Form 10-Q
period 2014-03-30
New Media Investment Group Inc.
filed 2014-05-05
CIK 1579684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-36097

New Media Investment Group Inc.

(Exact name of registrant as specified in its charter)

Delaware	38-3910250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1345 Avenue of the Americas, New York, NY	10105
(Address of principal executive offices)	(Zip Code)

Telephone: (212) 479-3160

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 28, 2014, 30,015,870 shares of the registrant’s common stock were outstanding.

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 30, 2014 (unaudited) and December 29, 2013	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 30, 2014 (Successor Company) and March 31, 2013 (Predecessor Company)	4

	Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 30, 2014	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 30, 2014 (Successor Company) and March 31, 2013 (Predecessor Company)	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	Mine Safety Disclosures	34

Item 5.	Other Information	34

Item 6.	Exhibits	34

	Signatures	35

Item 1. Financial Statements

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 30, 2014	December 29, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,947	$31,811
Restricted cash	6,477	6,477
Accounts receivable, net of allowance for doubtful accounts of $695 and $349 at March 30, 2014 and December 29, 2013, respectively	61,551	71,401
Inventory	8,209	7,697
Prepaid expenses	8,439	7,986
Other current assets	12,661	11,799

Total current assets	119,284	137,171
Property, plant, and equipment, net of accumulated depreciation of $13,755 and $5,539 at March 30, 2014 and December 29, 2013, respectively	267,289	270,187
Goodwill	126,571	125,911
Intangible assets, net of accumulated amortization of $2,642 and $1,049 at March 30, 2014 and December 29, 2013, respectively	146,098	145,401
Deferred financing costs, net	8,144	8,297
Other assets	3,274	2,986

Total assets	$670,660	$689,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term liabilities	$655	$699
Current portion of long-term debt	4,687	4,312
Accounts payable	8,684	10,973
Accrued expenses	44,539	55,818
Deferred revenue	31,865	30,620

Total current liabilities	90,430	102,422
Long-term liabilities:
Long-term debt	177,290	177,703
Long-term liabilities, less current portion	4,512	4,405
Pension and other postretirement benefit obligations	9,754	10,061

Total liabilities	281,986	294,591

Stockholders’ equity:
Common stock, $0.01 par value, 2,000,000,000 shares authorized at March 30, 2014 and December 29, 2013; 30,015,870 and 30,000,000 issued and 30,015,870 and 30,000,000 outstanding at March 30, 2014 and December 29, 2013, respectively	300	300
Additional paid-in capital	387,401	387,398
Accumulated other comprehensive income	458	458
Retained earnings	515	7,206

Total stockholders’ equity	388,674	395,362

Total liabilities and stockholders’ equity	$670,660	$689,953

See accompanying notes to unaudited condensed consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Successor Company Three months ended March 30, 2014	Predecessor Company Three months ended March 31, 2013
Revenues:
Advertising	$82,623	$71,339
Circulation	44,368	32,466
Commercial printing and other	15,042	6,777

Total revenues	142,033	110,582
Operating costs and expenses:
Operating costs	84,855	65,021
Selling, general, and administrative	50,016	37,566
Depreciation and amortization	9,810	9,846
Integration and reorganization costs	425	217
(Gain) loss on sale of assets	(1)	393

Operating loss	(3,072)	(2,461)
Interest expense	3,806	14,430
Amortization of deferred financing costs	425	261
(Gain) loss on derivative instruments	(25)	5
Other (income) expense	(1)	271

Loss from continuing operations before income taxes	(7,277)	(17,428)
Income tax benefit	(586)	—

Loss from continuing operations	(6,691)	(17,428)
Loss from discontinued operations, net of income taxes	—	(87)

Net loss	(6,691)	(17,515)

Loss per share:
Basic and diluted:
Loss from continuing operations	$(0.22)	$(0.30)
Loss from discontinued operations, net of income taxes	—	—

Net loss	$(0.22)	$(0.30)

Basic weighted average shares outstanding	30,000,000	58,051,607
Diluted weighted average shares outstanding	30,000,000	58,051,607

Comprehensive loss	$(6,691)	$(9,928)

See accompanying notes to unaudited condensed consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(In thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total
	Shares	Amount
Balance at December 30, 2013	30,000,000	$300	$387,398	$458	$7,206	$395,362
Net loss	—	—	—	—	(6,691)	(6,691)
Restricted share grants	15,870	—	—	—	—	—
Non-cash compensation expense	—	—	3	—	—	3

Balance at March 30, 2014	30,015,870	$300	$387,401	$458	$515	$388,674

See accompanying notes to unaudited condensed consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Successor Company Three months ended March 30, 2014	Predecessor Company Three months ended March 31, 2013
Cash flows from operating activities:
Net loss	$(6,691)	$(17,515)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,810	9,880
Amortization of deferred financing costs	425	261
(Gain) loss on derivative instruments	(25)	5
Non-cash compensation expense	3	24
Non-cash interest expense	40	—
Gain (loss) on sale of assets	(1)	402
Pension and other postretirement benefit obligations	(313)	(215)
Changes in assets and liabilities:
Accounts receivable, net	10,554	5,857
Inventory	(354)	312
Prepaid expenses	(231)	1,032
Other assets	(764)	(386)
Accounts payable	(2,437)	(170)
Accrued expenses	(9,326)	344
Deferred revenue	713	661
Other long-term liabilities	107	(305)

Net cash provided by operating activities	1,510	187

Cash flows from investing activities:
Purchases of property, plant, and equipment	(778)	(442)
Proceeds from sale of assets	141	143
Acquisitions, net of cash acquired	(8,028)	—

Net cash used in investing activities	(8,665)	(299)

Cash flows from financing activities:
Payment of debt issuance costs	(2,631)	—
Borrowings under revolving credit facility	4,068	—
Repayments under current portion of long-term debt	(1,078)	(6,648)
Repayments under revolving credit facility	(3,068)	—

Net cash used in financing activities	(2,709)	(6,648)

Net decrease in cash and cash equivalents	(9,864)	(6,760)
Cash and cash equivalents at beginning of period	31,811	34,527

Cash and cash equivalents at end of period	$21,947	$27,767

See accompanying notes to unaudited condensed consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(1) Unaudited Financial Statements

The accompanying unaudited condensed consolidated financial statements of New Media Investment Group Inc. and its subsidiaries (together, the “Company” or “New Media”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and applicable provisions of Regulation S-X, each as promulgated by the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in comprehensive annual financial statements presented in accordance with GAAP have generally been condensed or omitted pursuant to SEC rules and regulations.

Management believes that the accompanying condensed consolidated financial statements contain all adjustments (which include normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial condition, results of operations and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 29, 2013, included in the Company’s Annual Report on Form 10-K.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Media, formerly known as GateHouse Media, Inc. (“GateHouse” or “Predecessor”), was formed as a Delaware corporation on June 18, 2013. New Media was capitalized and issued 1,000 common shares to Newcastle Investment Corp. (“Newcastle”). Newcastle owned approximately 84.6% of New Media until February 13, 2014, upon which date Newcastle distributed the shares that it held in New Media to its shareholders on a pro rata basis. New Media had no operations until November 26, 2013, when it assumed control of GateHouse and Local Media Group Holdings LLC (“Local Media Parent”). The Predecessor and certain of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions under Chapter 11 of title 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”), in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) on September 27, 2013. On November 6, 2013 (the “Confirmation Date”), the Bankruptcy Court confirmed the plan of reorganization (the “Plan” or “Plan of Reorganization”) and on November 26, 2013 (the “Effective Date”), the Debtors emerged from Chapter 11.

As discussed in Note 2, upon emerging from Chapter 11 protection, the Debtors adopted fresh start accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 852, “Reorganizations” (“ASC 852”). The adoption of fresh start accounting resulted in the Company becoming a new entity for financial reporting purposes as of November 6, 2013. Accordingly, the consolidated financial statements on November 7, 2013 and subsequent periods are not comparable, in various material respects, to the Company’s consolidated financial statements prior to that date.

GateHouse was determined to be the predecessor to New Media, as the operations of GateHouse comprise substantially all of the business operations of the combined entities. As such, the consolidated financial statements presented herein for all periods prior to November 6, 2013 reflect the historical consolidated financial statements of the Predecessor and its subsidiaries. Further, the Reorganization Value, as defined below, of the Predecessor at the Confirmation Date, approximated fair value as of November 26, 2013.

The “Company,” when used in reference to the period subsequent to the application of fresh start accounting on November 6, 2013, refers to the “Successor Company,” and when used in reference to periods prior to fresh start accounting, refers to the “Predecessor Company.”

The Company’s operating segments (Large Community Newspapers, Small Community Newspapers, Local Media Newspapers and Directories) are aggregated into one reportable segment.

The newspaper industry and the Predecessor have experienced declining same store revenue and profitability over the past several years. As a result, the Company’s Predecessor previously implemented, and the Company continues to implement, plans to reduce costs and preserve cash flow. This includes cost reduction programs and the sale of non-core assets. The Company believes these initiatives will provide it with the financial resources necessary to invest in the business and provide sufficient cash flow to enable the Company to meet its commitments for the next year.

For the three months ended March 30, 2014 and March 31, 2013 the Company excluded 1,362,479 and 0 common stock warrants and 15,870 and 24,424 restricted stock grants, respectively, from the computation of diluted income per share because their effect would have been antidilutive.

Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component for the three months ended March 30, 2014 are outlined below.

	Gain (loss) on derivative instruments	Net actuarial loss and prior service cost (1)	Total
For the three months ended March 31, 2013, Predecessor Company:
Balance at December 30, 2012, Predecessor Company	$(45,651)	$(6,991)	$(52,642)

Other comprehensive income before reclassifications	168	—	168
Amounts reclassified from accumulated other comprehensive loss	7,533	(114)	7,419

Net current period other comprehensive income, net of taxes	7,701	(114)	7,587

Balance at March 31, 2013, Predecessor Company	$(37,950)	$(7,105)	$(45,055)

For the three months ended March 30, 2014, Successor Company:
Balance at December 29, 2013, Successor Company	$—	$458	$458

Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive income	—	—	—

Net current period other comprehensive income, net of taxes	—	—	—

Balance at March 30, 2014, Successor Company	$—	$458	$458

(1)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost and there was no amortization for the Successor Company during the three months ended March 30, 2014 due to the impact of fresh start accounting. See Note 11.

The following table presents reclassifications out of accumulated other comprehensive income (loss) for the Successor Company for the three months ended March 30, 2014 and the Predecessor Company for the three months ended March 31, 2013.

	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)
	Successor Company Three months ended March 30, 2014	Predecessor Company Three months ended March 31, 2013	Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income (Loss)
Gain on interest rate swap agreements, designated as cash flow hedges	$—	$7,533	Interest expense
Amortization of prior service cost	—	(114)	(1)
Amortization of unrecognized loss	—	131	(1)

Amounts reclassified from accumulated other comprehensive loss	—	7,550	Loss from continuing operations before income taxes
Income tax benefit	—	—	Income tax benefit

Amounts reclassified from accumulated other comprehensive loss, net of taxes	$—	$7,550	Net loss

(1)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost. See Note 11.

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued Accounting Standard Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which requires an unrecognized tax benefit to be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward that the entity intends to use as of the reporting date. The Company adopted the provisions of ASU No. 2013-11 in fiscal year 2014. The amendments in ASU No. 2013-11 do not have a material impact on the financial statements.

In April 2014, FASB issued ASU No. 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. ASU 2014-08 changes the criteria for reporting discontinued operations while enhancing disclosures in this area and is effective for annual and interim periods beginning after December 15, 2014. The amendments in ASU No. 2014-08 are not expected to have a material impact on the financial statements.

(2) Voluntary Reorganization Under Chapter 11

Predecessor and certain of its subsidiaries commenced voluntary Chapter 11 bankruptcy proceedings in the Bankruptcy Court on September 27, 2013 (the “Petition Date”). Concurrent with the bankruptcy filing, the Predecessor filed and requested confirmation of the Plan.

The Plan restructured the Predecessor debt as follows:

(a) Each holder of the Predecessor debt (“Creditors”) received, in full and final satisfaction of its respective claim, at its election (with respect to all or any portion of its claims) to be made in connection with solicitation of the Plan, its pro rata share of either:

i. Cash pursuant to the Cash-Out Offer (the “Cash-Out Option”). In connection with the Plan, Newcastle (or its designated affiliates) offered to purchase, in cash, an amount equal to 40% of the sum of (a) $1,167,450 of principal of the claims under the 2007 Credit Facility, plus (b) accrued and unpaid interest at the applicable contract non-default rate with respect thereto, plus (c) all amounts due under and subject to the terms of the interest rate swaps secured under the 2007 Credit Facility (for the avoidance of doubt, excluding any default interest) on the Effective Date of the Plan; or

ii. (A) New Media Common Stock (subject to dilution as discussed herein) and (B) the net proceeds, net of certain transaction costs (collectively, the “New Media Equity Option”). Creditors who elected the New Media Equity Option received in satisfaction of their claims, a pro rata share of New Media Common Stock and the net proceeds from the Successor Credit Facilities entered into on November 26, 2013, net of certain transaction costs.

(b) Pension, trade and all other unsecured claims were unimpaired by the Plan.

(c) The interest of holders of equity interests in the Predecessor Company, including warrants, rights and options to acquire such equity interests (“Former Equity Holders”), were cancelled, and Former Equity Holders received 10-year warrants, collectively representing the right to acquire, in the aggregate, equity equal to 5% of the issued and outstanding shares of New Media (the “New Media Warrants”) (subject to dilution) as of the Effective Date.

Contribution of Local Media Group Holdings LLC

Newcastle acquired Local Media Group, Inc. (“Local Media”), a publisher of daily and weekly newspaper publications, on September 3, 2013. Subject to the terms of the Plan, Newcastle contributed Local Media Parent and assigned its rights under the related stock purchase agreement to New Media on the Effective Date (the “Local Media Contribution”) in exchange for shares of New Media Common Stock equal in value to the cost of the Local Media Acquisition (as defined below) (as adjusted pursuant to the Plan) based upon the equity value of New Media as of the Effective Date prior to the contribution.

Fresh Start Accounting

Upon confirmation of the Plan by the Bankruptcy Court on the Effective Date, the Company satisfied the remaining material conditions to complete the implementation of the Plan, and as a result, the Company adopted fresh start accounting as (i) the reorganization value of the assets of the Successor Company immediately before the date of confirmation of the Plan was less than the total of all post-petition liabilities and allowed claims and (ii) the holders of the Predecessor’s voting shares immediately before confirmation of the Plan received less than 50% of the voting shares of the emerging entity.

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

Upon adoption of fresh start accounting, the recorded amounts of assets and liabilities were adjusted to reflect their estimated fair values (the “Reorganization Value”). Accordingly, the reported historical financial statements of the Predecessor prior to the adoption of fresh start accounting for periods ended on or prior to November 6, 2013 are not comparable to those of the Successor Company.

In applying fresh start accounting, the Company followed these principles:

The Reorganization Value, which represents the concluded enterprise value plus excess cash and cash equivalents and non-interesting bearing liabilities, of the Predecessor was allocated to the entity’s net assets in conformity with FASB ASC Topic 805, “Business Combinations” (“ASC 805”) . The Reorganization Value exceeded the sum of the fair value assigned to assets and liabilities. This excess was recorded as Successor Company goodwill as of November 6, 2013.

Each liability existing as of the fresh start accounting date, other than deferred taxes, has been stated at the fair value, and determined at appropriate risk adjusted interest rates. Deferred taxes were reported in conformity with applicable income tax accounting standards, principally FASB ASC Topic 740, “Income Taxes” (“ASC 740”).

(3) Business Combinations

Local Media

On September 3, 2013, Newcastle acquired Local Media. GateHouse entered into a management and advisory agreement with Local Media Parent, which was assigned to Local Media, to manage the operations of Local Media. In return, GateHouse receives compensation including an annual fee and is eligible to earn an annual incentive pay out equal to 12.5% of the EBITDA of Local Media in excess of budget. Although Newcastle owned 100.0% of the equity of Local Media, GateHouse manages the daily operations of Local Media. GateHouse determined that the management and advisory agreement resulted in Local Media being a variable interest entity and GateHouse has the power to direct the activities that most significantly affect the economic performance of the entity. As a result, GateHouse is the primary beneficiary and therefore consolidated Local Media’s financial position and results of operations beginning on September 3, 2013. As 100% of Local Media was owned by Newcastle, the net income (loss) of Local Media was reflected in noncontrolling interest through the Confirmation Date as Newcastle contributed the net assets of Local Media Parent to New Media as part of the Plan.

The Predecessor accounted for the consolidation of Local Media under the purchase method of accounting. Accordingly, the net assets, including noncontrolling interest, were recorded at their fair values. The transaction costs were incurred by Newcastle not GateHouse. The net assets, including goodwill of Local Media were recorded in the consolidated balance sheet at their estimated fair value in accordance with ASC 805. The value allocated in consolidating Local Media, was approximately $83,450 and $2,089 of acquisition related costs were recognized. Local Media Parent contributed a net amount of $53,323 of equity and Local Media entered into a long-term debt agreement for $33,000. Local Media consists of eight daily and fifteen weekly newspapers as well as ten shopper publications, serving areas of New York, Massachusetts, California, Pennsylvania, Oregon and New Hampshire. The results of operations for Local Media were included in the Predecessor’s consolidated financial statements from September 3, 2013.

The following table summarizes estimated fair values of the Local Media assets and liabilities as of September 3, 2013:

Current assets	$18,349
Property, plant and equipment	73,718
Mastheads	4,100
Goodwill	462

Total assets	96,629
Current liabilities	13,179

Total liabilities	13,179

Net assets	$83,450

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

For tax purposes, the amount of goodwill that is expected to be deductible is $1,187 as of March 30, 2014. This amount includes goodwill adjustments related to fresh start accounting.

Other Acquisition

During the three months ended March 30, 2014 the Company acquired two daily and three weekly publications in Victorville, CA for an aggregate purchase price, including estimated working capital, of $7,885. The rationale for the acquisition was primarily due to the attractive nature of the community newspaper assets with stable revenues and cash flows combined with cost saving opportunities available by clustering with the Company’s nearby newspapers.

The Company has accounted for this acquisition under the purchase method of accounting. Accordingly, the assets acquired and liabilities assumed are recorded at their fair values. The net assets, including goodwill have been recorded in the condensed consolidated balance sheet at their estimated fair value in accordance with ASC 805.

The following table summarizes estimated fair values of the assets and liabilities:

Current assets	$940
Property, plant and equipment	5,050
Advertiser relationships	980
Subscriber relationships	600
Customer relationships	180
Mastheads	530
Goodwill	660

Total assets	8,940
Current liabilities	1,055

Total liabilities	1,055

Net assets	$7,885

The Company obtained third party independent appraisals to assist in the determination of the fair values of property, plant and equipment and intangible assets. The appraisal used the three basic approaches: the Cost Approach (used for equipment where an active secondary market is not available and building improvements), the Direct Sales Comparison (Market) Approach (used for land and equipment where an active secondary market is available) and the Income Approach (used for subscriber relationships, advertiser relationships, customer relationships and mastheads).

For tax purposes, the amount of goodwill that is expected to be deductible is $660 as of March 30, 2014.

The estimated fair values are preliminary pending the finalization of the valuation.

Pro-Forma Results

The unaudited pro forma condensed consolidated statement of operations information for 2013, set forth below, presents the results of operations as if the consolidation of the newspapers from Local Media had occurred on December 31, 2012. These amounts are not necessarily indicative of future results or actual results that would have been achieved had the acquisitions occurred as of the beginning of such period.

Three Months ended March 31, 2013
Revenues	$146,087
Loss from continuing operations	$(17,475)
Loss from continuing operations per common share:
Basic	$(0.30)
Diluted	$(0.30)

(4) Share-Based Compensation

The Company and Predecessor recognized compensation cost for share-based payments of $3 and $24 during the three months ended March 30, 2014 and March 31, 2013, respectively. The total compensation cost not yet recognized related to non-vested awards as of March 30, 2014 was $203, which is expected to be recognized over a weighted average period of 2.96 years through March 2017.

On February 3, 2014, the Board of Directors of New Media adopted the New Media Investment Group Inc. Nonqualified Stock Option and Incentive Award Plan (the “Incentive Plan”) that authorized up to 15,000,000 shares that can be granted under the Incentive Plan. On the same date, the New Media Board adopted a form of the New Media Investment Group Inc. Non-Officer Director Restricted Stock Grant Agreement (the “Form Grant Agreement”) to govern the terms of awards of restricted stock (“New Media Restricted Stock”) granted under the Incentive Plan to directors who are not officers or employees of New Media (the “Non-Officer Directors”). The Form Grant Agreement provides for the grant of New Media Restricted Stock that vests in equal annual installments on each of the first, second and third anniversaries of the grant date, subject to the Non-Officer Director’s continued service as a member of the New Media Board, and immediate vesting in full upon his or her death or disability. If the non-officer director’s service terminates for any other reason, all unvested shares of New Media Restricted Stock will be forfeited. Any dividends or other distributions that are declared with respect to the shares of New Media Restricted Stock will be paid to the Non-Officer Director at the time such shares vest. During the period prior to the lapse and removal of the vesting restrictions, a grantee of a Restricted Share Grant (“RSG”) will have all the rights of a stockholder, including without limitation, the right to vote and the right to receive all dividends or other distributions. As a result, the RSGs are reflected as outstanding common stock. The value of the Non-Officer Director RSGs on the date of issuance is recognized as selling, general and administrative expense over the vesting period with an increase to additional paid-in-capital. On March 14, 2014, a grant of restricted shares totaling 15,870 was made to the Company’s Non-Officer Directors.

Under the Predecessor’s GateHouse Media, Inc. Omnibus Stock Incentive Plan (the “Predecessor RSG Plan”), 266,795 RSGs were granted to Company directors, management and employees, 42,535 of which were both granted and forfeited during the year ended December 31, 2008. An additional 100,000 RSGs were granted to Company management during the year ended December 31, 2009. The majority of the RSGs issued under the Predecessor RSG Plan vested in increments of one-third on each of the first, second and third anniversaries of the grant date. All Predecessor RSGs vested prior to the Predecessor filing for bankruptcy.

As of March 30, 2014 and March 31, 2013, there were 15,870 and 25,424 RSGs, respectively, issued and outstanding with a weighted average grant date fair value of $14.18 and $6.04, respectively. As of March 30, 2014, the aggregate intrinsic value of unvested RSGs was $238. During the three months ended March 30, 2014, the aggregate fair value of vested RSGs was $0.

RSG activity during the three months ended March 30, 2014 was as follows:

	Number of RSGs	Weighted-Average Grant Date Fair Value
Unvested at December 29, 2013	—	$—
Granted	15,870	14.18

Unvested at March 30, 2014	15,870	$14.18

FASB ASC Topic 718, “Compensation – Stock Compensation”, requires the recognition of share-based compensation for the number of awards that are ultimately expected to vest. The Company’s estimated forfeitures are based on the Company’s historical forfeiture rates. Estimated forfeitures are reassessed periodically and the estimate may change based on new facts and circumstances.

(5) Restructuring

Over the past several years, and in furtherance of the Company’s cost reduction and cash flow preservation plans outlined in Note 1, the Company has engaged in a series of individual restructuring programs, designed primarily to right size the Company’s employee base, consolidate facilities and improve its operations. These initiatives impact all of the Company’s geographic regions and are often influenced by the terms of union contracts within each region. All costs related to these programs, which primarily reflect severance expense, are accrued at the time of announcement.

Information related to restructuring program activity for the Successor Company for the three months ended March 30, 2014 and the two months ended December 29, 2013, and for the Predecessor Company for the ten months ended November 6, 2013 is outlined below.

	Severance and Related Costs	Other Costs (1)	Total
Balance at December 30, 2012, Predecessor Company	$684	$164	$848
Restructuring provision included in integration and reorganization	1,539	38	1,577
Cash payments	(1,738)	(207)	(1,945)

Balance at November 6, 2013, Predecessor Company	$485	$(5)	$480
Restructuring provision included in Integration and Reorganization (2)	1,758	—	1,758
Cash payments	(501)	—	(501)

Balance at December 29, 2013, Successor Company	$1,742	$(5)	$1,737
Restructuring provision included in Integration and Reorganization	425	—	425
Cash payments	(804)	—	(804)

Balance at March 30, 2014, Successor Company	$1,363	$(5)	$1,358

(1)	Other costs primarily included costs to consolidate operations.
(2)	Included above are amounts that were initially recognized in integration and reorganization and were subsequently reclassified to discontinued operations expense at the time the affected operations ceased.

The restructuring reserve balance as of March 30, 2014, for all programs was $1,358, which is expected to be paid out over the next twelve months.

The following table summarizes the costs incurred and cash paid in connection with these restructuring programs for the three months ended March 30, 2014 and March 31, 2013.

	Successor Company Three months ended March 30, 2014	Predecessor Company Three months ended March 31, 2013
Severance and related costs	$425	$194
Other costs	—	23
Cash payments	(804)	(650)

(6) Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	March 30, 2014
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Advertiser relationships	$59,500	$1,537	$57,963
Customer relationships	5,870	150	5,720
Subscriber relationships	36,720	944	35,776
Trade name	270	11	259

Total	$102,360	$2,642	$99,718

Nonamortized intangible assets:
Goodwill	$126,571
Mastheads	46,380

Total	$172,951

	December 29, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Advertiser relationships	$58,520	$610	$57,910
Customer relationships	5,690	59	5,631
Subscriber relationships	36,120	375	35,745
Trade name	270	5	265

Total	$100,600	$1,049	$99,551

Nonamortized intangible assets:
Goodwill	$125,911
Mastheads	45,850

Total	$171,761

As of March 30, 2014, the weighted average amortization periods for amortizable intangible assets are 15.9 years for advertiser relationships, 15.9 years for customer relationships, 16.0 years for subscriber relationships and 10.0 years for trade names. The weighted average amortization period in total for all amortizable intangible assets is 15.9 years.

Amortization expense for the Successor Company for the three months ended March 30, 2014 and for the Predecessor Company for the three months ended March 31, 2013 was $1,593 and $5,845, respectively. Estimated future amortization expense as of March 30, 2014 is as follows:

For the years ending the Sunday closest to December 31:
2014	$4,828
2015	6,438
2016	6,438
2017	6,438
2018	6,438
Thereafter	69,138

Total	$99,718

The changes in the carrying amount of goodwill for the period from December 29, 2013 to March 30, 2014 are as follows:

Balance at December 29, 2013	$125,911
Goodwill acquired in business combination	660

Balance at March 30, 2014	$126,571

The Company’s annual impairment assessment is made on the last day of its fiscal second quarter.

As of March 30, 2014 and December 29, 2013, a review of impairment indicators was performed with the Company noting that its financial results and forecast had not changed materially since the fresh start accounting on November 6, 2013 and it was determined that no indicators of impairment were present.

The newspaper industry and the Company have experienced declining same store revenue and profitability over the past several years. Should general economic, market or business conditions decline, and have a negative impact on estimates of future cash flow and market transaction multiples, the Company may be required to record additional impairment charges in the future.

(7) Indebtedness

Successor Company

GateHouse Credit Facilities

The Revolving Credit, Term Loan and Security Agreement (the “First Lien Credit Facility”) dated November 26, 2013 by and among GateHouse, GateHouse Media Intermediate Holdco, LLC formerly known as GateHouse Media Intermediate Holdco, Inc. (“GMIH”), certain wholly-owned subsidiaries of GMIH, all of which are wholly owned subsidiaries of New Media (collectively with GMIH and GateHouse, the “Loan Parties”), PNC Bank, National Association, as the administrative agent, Crystal Financial LLC, as term loan B agent, and each of the lenders party thereto provides for (i) a term loan A in the aggregate principal amount of $25,000, a term loan B in the aggregate principal amount of $50,000, and a revolving credit facility in an aggregate principal amount of up to $40,000 (of which $22,000 was drawn as of March 30, 2014). Borrowings under the First Lien Credit Facility bear interest at a rate per annum equal to (i) with respect to the revolving credit facility, the applicable Revolving Interest Rate (as defined the First Lien Credit Agreement), (ii) with respect to the term loan A, the Term Loan A Rate (as defined in the First Lien Credit Agreement), and (iii) with respect to the term loan B, the Term Loan B Rate (as defined in the First Lien Credit Agreement). Amounts outstanding under the term loans and revolving credit facility will be fully due and payable on November 26, 2018.

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

The GateHouse Credit Facilities impose upon GateHouse certain financial and operating covenants, including, among others, requirements that GateHouse satisfy certain financial tests, including a minimum fixed charge coverage ratio of not less than 1.0 to 1.0, a maximum leverage ratio of not greater than 3.25 to 1.0, a minimum EBITDA and a limitation on capital expenditures, and restrictions on GateHouse’s ability to incur additional debt, incur liens and encumbrances, consolidate, amalgamate or merge with any other person, pay dividends, dispose of assets, make certain restricted payments, engage in transactions with affiliates, materially alter the business it conducts and taking certain other corporate actions. As of March 30, 2014 the revolving credit facility had a weighted average interest rate of 3.8%.

As of March 30, 2014, GateHouse is in compliance with all of the covenants and obligations under the GateHouse Credit Facilities.

Local Media Credit Facility

Certain of Local Media Parent’s subsidiaries (together, the “Borrowers”) and Local Media Parent entered into a Credit Agreement, dated as of September 3, 2013, with a syndicate of financial institutions with Credit Suisse AG, Cayman Islands Branch, as administrative agent (the “Local Media Credit Facility”).

The Local Media Credit Facility provided for: (a) a $33,000 term loan facility that matures on September 4, 2018; and (b) a $10,000 revolving credit facility (of which $4,000 was drawn as of March 30, 2014) (subject to the activation condition that Credit Suisse Loan Funding LLC, as lead arranger, assigns the revolving loan commitment to an unaffiliated lender), with a $3,000 sub-facility for letters of credit and a $4,000 sub-facility for swing loans, that matures on September 4, 2018. The revolving credit facility was activated on October 25, 2013. The Borrowers used the proceeds of the Local Media Credit Facility to (a) fund a portion of the acquisition of Dow Jones Local Media Group, Inc., a Delaware corporation (the “Local Media Acquisition”), (b) provide for working capital and other general corporate purposes of the Borrowers and (c) fund certain fees, costs and expenses associated with the transactions contemplated by the Local Media Credit Facility and consummation of the Local Media Acquisition. The Local Media Credit Facility is secured by a first priority security interest in substantially all assets of the Borrowers and Local Media Parent. In addition, the loans and other obligations of the Borrowers under the Local Media Credit Facility are guaranteed by Local Media Group Holdings LLC.

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

The Local Media Credit Facility contains financial covenants that require Local Media Parent and the Borrowers to maintain (a) a Leverage Ratio of not more than 2.5 to 1.0 and a Fixed Charge Coverage Ratio (as defined in the Local Media Credit Facility) of at least 2.0 to 1.0, each measured at the end of each fiscal quarter for the four-quarter period then ended. The Local Media Credit Facility contains affirmative and negative covenants applicable to Local Media and the Borrowers customarily found in loan agreements for similar transactions, including, but not limited to, restrictions on their ability to incur indebtedness, create liens on assets, engage in certain lines of business, engage in mergers or consolidations, dispose of assets, make investments or acquisitions, engage in transactions with affiliates, pay dividends or make other restricted payments. The Local Media Credit Facility contains customary events of default, including, but not limited to, defaults based on a failure to pay principal, interest, fees or other obligations, subject to specified grace periods (other than with respect to principal); any material inaccuracy of representation or warranty; breach of covenants; default in other material indebtedness; a Change of Control (as defined in the Local Media Credit Facility); bankruptcy and insolvency events; material judgments; certain ERISA events; and impairment of collateral. The Local Media Credit Facility was amended on October 17, 2013 and February 28, 2014. The October 17, 2013 amendment corrected a typographical mistake. The February 28, 2014 amendment provided that among other things, sales of real property collateral and reinvestment of the proceeds from such sale could only be made with the consent of the Administrative Agent, modified the properties included in the real property collateral, and set forth in detail the documentary post-closing requirements with respect to the real property collateral.

As of March 30, 2014, Local Media Parent is in compliance with all of the covenants and obligations under the Local Media Credit Facility.

Fair Value

The fair value of long-term debt under the GateHouse Credit Facilities was estimated at $146,125 as of March 30, 2014, based on discounted future contractual cash flows and a market interest rate adjusted for necessary risks, including the Company’s own credit risk as there are no rates currently observable in publically traded debt markets of risk with similar terms and average maturities. Accordingly, the Company’s long-term debt under the GateHouse Credit Facilities is classified within Level 3 of the fair value hierarchy.

The fair value of long-term debt under the Local Media Credit Facility was estimated at $36,797 as of March 30, 2014, based on discounted future contractual cash flows and a market interest rate adjusted for necessary risks, including the Company’s own credit risk as there are no rates currently observable in publically traded debt markets of risk with similar terms and average maturities. Accordingly, the Company’s long-term debt under the Local Media Credit Facility is classified within Level 3 of the fair value hierarchy.

Payment Schedule

As of March 30, 2014, scheduled principal payments of outstanding debt are as follows:

2014	3,234
2015	5,813
2016	9,625
2017	10,031
2018	104,219
2019	50,000

$182,922
Less: Short-term debt	4,687
Less: Remaining original issue discount	945

Long-term debt	$177,290

Predecessor Company

As part of the Restructuring, the Predecessor’s previous long term debt was extinguished pursuant to the Support Agreement on the Effective Date of the Plan.

2007 Credit Facility

GateHouse Media Operating, Inc. formerly known as GateHouse Media Operating, LLC (“Operating”), an indirect wholly-owned subsidiary of the Company, GateHouse Media Holdco, Inc. formerly known as GateHouse Media Holdco, LLC (“Holdco”), an indirect wholly-owned subsidiary of the Company, and certain of their subsidiaries (together, the “Borrowers”) entered into an Amended and Restated Credit Agreement, dated as of February 27, 2007, with a syndicate of financial institutions with Wells Fargo Bank, N.A., successor-by-merger to Wachovia Bank, National Association (“Wells Fargo Bank”), as administrative agent (the “2007 Credit Facility”).

The 2007 Credit Facility, prior to execution of the Second Amendment (defined below), provided for: (a) a $670,000 term loan facility which would have matured on August 28, 2014; (b) a delayed draw term loan facility of up to $250,000 which would have matured on August 28, 2014, and (c) a revolving credit facility with a $40,000 aggregate loan commitment amount available, including a $15,000 sub-facility for letters of credit and a $10,000 swingline facility, which would have matured on February 28, 2014. The Borrowers used the proceeds of the 2007 Credit Facility to refinance existing indebtedness and for working capital and other general corporate purposes, including, without limitation, financing acquisitions permitted under the 2007 Credit Facility. The 2007 Credit Facility was secured by a first priority security interest in substantially all of the tangible and intangible assets of Holdco, Operating and their present and future direct and indirect domestic restricted subsidiaries. In addition, the loans and other obligations of the Borrowers under the 2007 Credit Facility were guaranteed, subject to specified limitations, by Holdco, Operating and their present and future direct and indirect domestic restricted subsidiaries.

The 2007 Credit Facility also contained a financial covenant that required Holdco to maintain a Total Leverage Ratio of less than or equal to 6.5 to 1.0 at any time an extension of credit was outstanding under the revolving credit facility and other affirmative and negative covenants applicable to Holdco, Operating and their restricted subsidiaries customarily found in loan agreements for similar transactions. The 2007 Credit Facility contained customary events of default, including defaults based on a failure to pay principal, reimbursement obligations, interest, fees or other obligations, subject to specified grace periods; any material inaccuracy of a representation or warranty; breach of covenant; failure to pay other indebtedness and cross-accelerations; a Change of Control (as defined in the 2007 Credit Facility); events of bankruptcy and insolvency; material judgments; failure to meet certain requirements with respect to ERISA; and impairment of collateral.

First Amendment to 2007 Credit Facility

On May 7, 2007, the Borrowers entered into the First Amendment to the 2007 Credit Facility (“the First Amendment”). The First Amendment provided, among other things, an incremental term loan facility under the 2007 Credit Facility in the amount of $275,000. As amended by the First Amendment, the 2007 Credit Facility included $1,195,000 of term loan facilities and $40,000 of a revolving credit facility.

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

(8) Derivative Instruments

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by the Company using derivative instruments is interest rate risk. On February 25, 2014, the Company entered into an interest rate swap with a notional amount of $6,250, which matures in November 2018 to economically hedge the risk of fluctuations in interest payments with respect to the First Lien Credit Facility under the GateHouse Credit Facilities. Under the swap agreement, the Company receives interest equivalent to one-month LIBOR and pays a fixed rate of 1.5%, with settlements occurring monthly. The Company did not designate this swap as a cash flow hedge for accounting purposes. As of March 30, 2014, the fair value of the swap was $25. The gains (losses) on the swap are recorded in gain (loss) on derivative instruments on the consolidated statements of operations. The counterparty on the interest rate swap is PNC Bank, N.A.

The Company’s derivative instruments are carried at fair value and are generally valued using models with observable market inputs that can be verified and which do not involve significant judgment. The significant observable inputs used in determining the fair value of its Level 2 derivative contracts are contractual cash flows and market based parameters such as interest rates.

The bankruptcy filing on September 27, 2013 was a termination event under the Predecessor’s interest rate swap agreements. The Predecessor used certain derivative financial instruments to hedge the aggregate risk of interest rate fluctuations with respect to its borrowings under the 2007 Credit Facility, which required payments based on a variable interest rate index. These risks included: increases in debt rates above the earnings of the encumbered assets, increases in debt rates resulting in the failure of certain debt ratio covenants, increases in debt rates such that assets can no longer be refinanced, and earnings volatility.

In order to reduce such risks, the Predecessor primarily used interest rate swap agreements to change floating-rate long-term debt to fixed-rate long-term debt. This type of hedge was intended to qualify as a “cash-flow hedge” under ASC Topic 815 “Derivatives” (“ASC 815”). For these instruments, the effective portion of the change in the fair value of the derivative was recorded in accumulated other comprehensive loss in the consolidated statement of stockholders’ equity (deficit) and recognized in the consolidated statement of operations and comprehensive income (loss) in the same period in which the hedged transaction impacts earnings. The ineffective portion of the change in the fair value of the derivative was immediately recognized in earnings.

The restructuring process resulted in the dedesignation of the hedging relationship as it was not probable that the forecasted transaction would occur according to the original strategy, any related amounts previously recorded in accumulated other comprehensive income (loss), net were recognized into earnings of the Predecessor as of the Petition Date. The derivative liability balances were classified as liabilities subject to compromise at the allowed claim amount. The remaining amount of other comprehensive income totaling $26,313 was recognized through earnings for the Predecessor for the ten months ended November 6, 2013.

Fair Values of Derivative Instruments

	Asset Derivatives
	March 30, 2014		December 29, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative designed as non-hedging instruments under ASC 815
Interest rate swaps	Other Assets	$25	Other Assets	$—

Total derivatives		$25		$—

The Effect of Derivative Instruments on the Statement of Operations and Comprehensive Income (Loss)

for the Successor Company for the Three Months Ended March 30, 2014 and for the

Predecessor Company for the Three Months Ended March 31, 2013

Derivatives in ASC 815 Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Successor Company 2014	Predecessor Company 2013
Interest rate swaps	Gain (loss) on derivative instruments	$25	$(5)

Derivatives in ASC 815 Fair Value Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Successor Company 2014	Predecessor Company 2013		Successor Company 2014	Predecessor Company 2013		Successor Company 2014	Predecessor Company 2013
Interest rate swaps	$—	$7,701	Interest income/ (expense)	$—	$7,533	Gain (loss) on derivative instruments	$25	$(5)

In connection with the 2007 Credit Facility, the Predecessor Company entered into and designated an interest rate swap based on a notional amount of $100,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Predecessor Company received interest equivalent to one month LIBOR and pays a fixed rate of 5.14%, with settlements occurring monthly.

In connection with the 2007 Credit Facility, the Predecessor Company entered into and designated an interest rate swap based on a notional amount of $250,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Predecessor Company received interest equivalent to one month LIBOR and pays a fixed rate of 4.971%, with settlements occurring monthly.

In connection with the First Amendment to the 2007 Credit Facility, the Predecessor Company entered into and designated an interest rate swap based on a notional amount of $200,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Predecessor Company received interest equivalent to one month LIBOR and pays a fixed rate of 5.079% with settlements occurring monthly.

In connection with the First Amendment to the 2007 Credit Facility, the Predecessor Company entered into and designated an interest rate swap based on a notional amount of $75,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Predecessor Company received interest equivalent to one month LIBOR and pays a fixed rate of 4.941% with settlements occurring monthly.

The aggregate amount of unrealized loss related to derivative instruments recognized in other comprehensive loss as of March 30, 2014 and December 29, 2013 was $0 and $0, respectively.

(9) Related Party Transactions

As of December 29, 2013, Newcastle (an affiliate of FIG LLC (“Fortress”)) beneficially owned approximately 84.6% of the Company’s outstanding common stock. On February 13, 2014, Newcastle completed the spin-off of the Company. On February 14, 2014 New Media became a separate, publicly traded company trading on the NYSE under the ticker symbol “NEWM”. As a result of the spin-off, the fees included in the Management Agreement with the Company’s Manager became effective. As of March 30, 2014, Fortress and its affiliates owned approximately 1.48% of the Company’s outstanding stock.

In addition, the Company’s Chairman, Wesley Edens, is also the Co-Chairman of the board of directors of FIG LLC. The Company does not pay Mr. Edens a salary or any other form of compensation.

The Company’s Chief Operating Officer owns an interest in a company that the Successor Company and the Predecessor Company received $78 and $0 during the three months ended March 30, 2014 and the three months ended March 31, 2013, respectively, for commercial printing services which is included in commercial printing and other on the consolidated statement of operations and comprehensive income (loss).

The Company’s Chief Executive Officer and Chief Financial Officer are employees of Fortress and their salaries are paid by Fortress.

Management Agreement

On the Effective Date, the Company entered into a management agreement with FIG LLC (the “Manager”), as amended and restated, (the “Management Agreement”). The Management Agreement requires the Manager to manage the Company’s business affairs subject to the supervision of the Company’s Board of Directors.

The Management Agreement has an initial three-year term and will be automatically renewed for one-year terms thereafter unless terminated either by the Company or the Manager. From the commencement date of the Company’s Common Stock trading on the “regular way” market on a major U.S. national securities exchange (the “Listing”), the Manager is (a) entitled to receive from the Company a management fee, (b) eligible to receive incentive compensation that is based on the Company’s performance and (c) eligible to receive options to purchase New Media Common Stock upon the successful completion of an offering of shares of the Company’s Common Stock or any shares of preferred stock with an exercise price equal to the price per share paid by the public or other ultimate purchaser in the offering. In addition, the Company is obligated to reimburse certain expenses incurred by the Manager. The Manager is also entitled to receive a termination fee from the Company under certain circumstances.

The Company recognized $765 for management fees within selling, general and administrative expense and $0 was paid to Fortress during the three months ended March 30, 2014. No management fees were incurred during the three months ended March 31, 2013.

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

Registration Rights Agreement with Omega

The Company entered into a registration rights agreement with Omega Advisors, Inc. and its affiliates (collectively, “Omega”). Under the terms of the registration rights agreement, subject to customary exceptions and limitations, New Media is required to use commercially reasonable efforts to file a registration statement (the “Registration Statement”) providing for the registration and sale by Omega of its New Media Common Stock acquired pursuant to the Plan (the “Registrable Securities”) as soon as reasonably practicable, but not prior to the earlier of (i) 120 days following the Effective Date and (ii) 14 days after the required financials are completed in the ordinary course of business. During the first 12 months following the Listing, subject to customary exceptions and limitations, Omega may request one demand right with respect to some or all of the Registrable Securities under the Registration Statement (the “Demand Registration”).

Once the Company is eligible to use Form S-3, New Media will be required to use commercially reasonable efforts to file a resale shelf registration statement providing for the registration and sale on a continuous or delayed basis by Omega of its Registrable Securities (the “Shelf Registration”), subject to customary exceptions and limitations. Omega is entitled to initiate up to three offerings or sales with respect to some or all of the Registrable Securities pursuant to the Shelf Registration.

Omega may only exercise its right to request the Demand Registration and any Shelf Registrations if the Registrable Securities eligible to be sold pursuant to such Registration Statement or Shelf Registration are at least 3% of the then-outstanding New Media Common Stock.

(10) Income Taxes

The Company performs a quarterly assessment of its deferred tax assets and liabilities. ASC 740 limits the ability to use future taxable income to support the realization of deferred tax assets when a company has experienced a history of losses even if future taxable income is supported by detailed forecasts and projections.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company concluded that during the three months ended March 30, 2014, a net increase to the valuation allowance of $2,338 would be necessary to offset additional deferred tax assets. Of this amount, a $2,338 increase was recognized through the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).

The realization of the remaining deferred tax assets is primarily dependent on the scheduled reversals of deferred taxes. Any changes in the scheduled reversals of deferred taxes may require an additional valuation allowance against the remaining deferred tax assets. Any increase or decrease in the valuation allowance could result in an increase or decrease in income tax expense in the period of adjustment.

The computation of the annual expected effective tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected operating income (loss) for the year, projections of the proportion of income (or loss), permanent and temporary differences, including the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired, or as additional information is obtained. To the extent that the estimated annual effective tax rate changes during a quarter, the effect of the change on prior quarters is included in tax expense for the current quarter.

For the three months ended March 30, 2014, the expected federal tax benefit at 34% is $2,474. The difference between the expected tax and the effective tax benefit of $586 is primarily attributable to the tax effect of the federal valuation allowance of $2,031, the tax effect related to non-deductible expenses of $47, deferred tax benefits that expired of $19, and state tax benefit of $77.

The Company and its subsidiaries file a U.S. federal consolidated income tax return. The U.S. federal and state statute of limitations generally remains open for the 2010 tax year and beyond.

In accordance with ASC 740, the Company recognizes penalties and interest relating to uncertain tax positions in the provision for income taxes. As of March 30, 2014 and December 29, 2013, the Company had unrecognized tax benefits of approximately $1,109 and $1,109, respectively. The Company did not record significant amounts of interest and penalties related to unrecognized tax benefits for the periods ending March 30, 2014 and December 29, 2013. The Company does not expect significant changes in unrecognized tax benefits within the next 12 months.

(11) Pension and Postretirement Benefits

The Company maintains a pension plan and several postretirement medical and life insurance plans which cover certain employees. The Company uses the accrued benefit actuarial method and best estimate assumptions to determine pension costs, liabilities and other pension information for defined benefit plans.

The following provides information on the pension plan and postretirement medical and life insurance plans for the three months ended March 30, 2014 and March 31, 2013.

	Successor Company Three Months Ended March 30, 2014		Predecessor Company Three Months Ended March 31, 2013
	Pension	Postretirement	Pension	Postretirement
Components of net periodic benefit costs:
Service cost	$75	$9	$75	$10
Interest cost	295	63	271	57
Expected return on plan assets	(406)	—	(340)	—
Amortization of prior service cost	—	—	—	(114)
Amortization of unrecognized loss	—	—	131	—

Total	$(36)	$72	$137	$(47)

For the Successor Company for the three months ended March 30, 2014 and for the Predecessor Company for the three months ended and March 31, 2013, the Company recognized a total of $36 and $90 in pension and postretirement benefit expense, respectively.

The following assumptions were used in connection with the Company’s actuarial valuation of its defined benefit pension and postretirement plans for the three months ended March 30, 2014:

	Pension	Postretirement
Weighted average discount rate	5.0%	4.47%
Rate of increase in future compensation levels	—	—
Expected return on assets	8.0%	—
Current year trend	—	7.75%
Ultimate year trend	—	4.75%
Year of ultimate trend	—	2025

(12) Fair Value Measurement

Fair value measurements and disclosures require the use of valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices included within Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities or market corroborated inputs.

•	Level 3: Unobservable inputs for which there is little or no market data and which require the Company to develop their own assumptions about how market participants price the asset or liability.

The valuation techniques that may be used to measure fair value are as follows:

•	Market approach – Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

•	Income approach – Uses valuation techniques to convert future amounts to a single present amount based on current market expectation about those future amounts.

•	Cost approach – Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).

The following table presents financial assets and liabilities measured or disclosed at fair value on a recurring basis for the periods presented:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements	Valuation Technique
As of December 29, 2013
Assets
Cash and cash equivalents	$31,811	$—	$—	$31,811	Income
Restricted cash	6,477	—	—	6,477	Income
As of March 30, 2014
Assets
Cash and cash equivalents	$21,947	$—	$—	$21,947	Income
Restricted cash	6,477	—	—	6,477	Income
Derivatives (1)	—	25	—	25	Income

(1)	Derivative assets and liabilities consist of interest rate swaps which are measured using the Company’s estimates of the assumptions a market participant would use in pricing the derivative. The fair value of the interest rate derivative is determined based on the net cash flows discounted at the relevant market interest rates in effect at the period close and incorporates an assessment of the risk of non-performance by the interest rate derivative counterparty in valuing derivative assets and an evaluation of the Company’s credit risk in valuing derivative liabilities.

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).

During the quarter ended September 29, 2013, the Company consolidated the assets and liabilities of Local Media under the purchase method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded at their fair value. Property plant and equipment was valued using Level 2 inputs and mastheads and goodwill were valued using Level 3 inputs. Refer to Note 3 for discussion of the valuation techniques and significant inputs and assumptions utilized and the fair value recognized.

During the quarter ended December 29, 2013, the Company applied fresh start accounting which resulted in its assets and liabilities being recorded at their fair values utilizing Level 3 inputs as of November 6, 2013.

During the quarter ended March 30, 2014, the Company consolidated the assets and liabilities of the other acquisition under the purchase method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded at their fair value. Property plant and equipment was valued using Level 2 inputs and mastheads and goodwill were valued using Level 3 inputs.

(13) Commitments and Contingencies

The Company becomes involved from time to time in claims and lawsuits incidental to the ordinary course of its business, including with respect to matters such as libel, invasion of privacy, intellectual property infringement, wrongful termination actions, and complaints alleging employment discrimination. In addition, the Company is involved from time to time in governmental and administrative proceedings concerning employment, labor, environmental and other claims. Insurance coverage maintained by the Company mitigates potential loss for certain of these matters. Historically, such claims and proceedings have not had a material effect upon the Company’s condensed consolidated results of operations or financial condition. While the Company is unable to predict the ultimate outcome of any currently outstanding legal actions, it is the opinion of the Company’s management that it is a remote possibility that the disposition of these matters would have a material adverse effect upon the Company’s condensed consolidated results of operations, financial condition or cash flows.

Restricted cash at March 30, 2014 and December 29, 2013, in the aggregate amount of $6,477 for both periods, is used to collateralize standby letters of credit in the name of the Company’s insurers in accordance with certain insurance policies and as cash collateral for certain business operations.

(14) Discontinued Operations

For the Successor Company for the three months ended March 30, 2014, no publications were discontinued. The net revenue for the Predecessor Company for the three months ended March 31, 2013 for previously discontinued operations was $331. Loss, net of income taxes of $0, for the Predecessor Company for the three months ended March 31, 2013 for previously discontinued operations was $87.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward Looking Information

The following discussion of New Media Investment Group Inc.’s and its subsidiaries’ (“New Media,” “we,” “us” or “our”) financial condition and results of operations should be read in conjunction with our historical condensed consolidated financial statements and notes to those statements appearing in this report. The discussion and analysis below includes certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views regarding, among other things, our future growth, results of operations, performance and business prospects and opportunities, our ability to maintain debt covenants, our ability to successfully implement cost reduction and cash preservation plans, as well as other statements that are other than historical fact. Words such as “anticipate(s),” “expect(s)”, “intend(s)”, “plan(s)”, “target(s)”, “project(s)”, “believe(s)”, “will”, “aim”, “would”, “seek(s)”, “estimate(s)” and similar expressions are intended to identify such forward-looking statements.

Forward-looking statements are based on management’s current expectations and beliefs and are subject to a number of known and unknown risks, uncertainties and other factors that could lead actual results to be materially different from those described in the forward-looking statements. We can give no assurance that our expectations will be attained. Factors that could cause actual results to differ materially from our expectations include, but are not limited to, the risks, uncertainties and other factors identified by us under the heading “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 29, 2013. Such forward-looking statements speak only as of the date on which they are made. Except to the extent required by law, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

Comparability of Information

As a result of the restructuring of GateHouse Media, LLC (formerly known as GateHouse Media, Inc.) (“GateHouse” or “Predecessor”) (the “Restructuring”), all GateHouse debt, including derivative liabilities and deferred financing assets, was eliminated on November 6, 2013, the confirmation date (the “Confirmation Date”) of the pre-packaged plan under Chapter 11 of title 11 of the United States Bankruptcy Code (the “Plan”). Fresh start accounting also led to changes in the basis of our assets and liabilities including property, plant and equipment and intangible assets that will impact future depreciation and amortization expense levels. As a result of the adoption of fresh start accounting, New Media’s reorganized company post-emergence financial statements will generally not be comparable with the financial statements of GateHouse prior to emergence, including historical financial information in this Quarterly Report on Form 10-Q.

Overview

New Media is a newly listed company that owns, operates and invests in high quality local media assets. We have a particular focus on owning and acquiring strong local media assets in small to mid-size markets. With our collection of assets, we focus on two large business categories; consumers and small to medium size businesses (“SMBs”).

Our portfolio of media assets today spans across 356 markets and 24 states. Our products include 429 community print publications, 356 websites, 346 mobile sites, six yellow page directories and a digital marketing services business (“Propel”). We reach over 12 million people per week and serve over 130,000 business customers.

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

Central to our business strategy is Propel. We launched the business in 2012 and have seen rapid growth since then. We believe Propel and its digital marketing service products will be a key component to our overall organic growth strategy.

The opportunity Propel looks to seize upon is as follows:

There are approximately 27 million SMBs in the U.S. Of these, approximately 26.7 million have 20 employees or less.

Many of the owners and managers of these SMBs do not have the bandwidth, expertise or resource to navigate the fast evolving digital marketing sector, but they increasingly know they have to be present there to stay connected with current and future customers. Propel is designed to offer a complete set of digital marketing services to SMBs that are turn-key with results that are transparent to the business owners. Propel provides four broad categories of digital services: building businesses a presence, helping businesses to be located by consumers online, engaging with consumers, and growing their customer base.

We believe our local media properties are uniquely positioned to sell these digital marketing services to local business owners. Our strong and trusted local brands, combined with our in-market sales presence give us a distinct advantage to sell these services, which are new and can be complicated to local business owners.

Our core products include:

•	87 daily newspapers with total paid circulation of approximately 739,000;

•	243 weekly newspapers (published up to three times per week) with total paid circulation of approximately 293,000 and total free circulation of approximately 699,000;

•	99 “shoppers” (generally advertising-only publications) with total circulation of approximately 1.9 million;

•	356 locally focused websites and 346 mobile sites, which extend our businesses onto the internet and mobile devices with approximately 123 million page views per month;

•	six yellow page directories, with a distribution of approximately 432,000, that covers a population of approximately 1.1 million people; and

•	Propel digital marketing services.

In addition to our core products, we also opportunistically produce niche publications that address specific local market interests such as recreation, sports, healthcare and real estate.

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

The Company’s operating segments (Large Community Newspapers, Small Community Newspapers, Local Media Newspapers and Directories) are aggregated into one reportable segment.

Recent Developments

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

On September 20, 2013, our Predecessor commenced a pre-packaged solicitation of the Plan (the “Solicitation”). Under the Support Agreement, which terminated on the Effective Date (as defined below), each of the Participating Lenders agreed to (a) support and take any reasonable action in furtherance of the Restructuring, (b) timely vote their Outstanding Debt to accept the Plan and not change or withdraw such vote, (c) support approval of the Disclosure Statement (defined below) and confirmation of the Plan, as well as certain relief to be requested by Debtors from the Bankruptcy Court, (d) refrain from taking any action inconsistent with the confirmation or consummation of the Plan, and (e) not propose, support, solicit or participate in the formulation of any plan other than the Plan. Holders of Outstanding Debt sufficient to meet the requisite threshold of 67% in amount and majority in number (calculated without including any insider) necessary for acceptance of the Plan under the Bankruptcy Code voted to accept the Plan in the Solicitation. 100% of the holders of the Outstanding Debt voted to accept the Plan under the terms of the Support Agreement. On September 27, 2013, our Predecessor filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code, case number 13-12503. As a result, Debtors commenced Chapter 11 cases and sought approval of the disclosure statement for the Plan (the “Disclosure Statement”) and confirmation of the Plan therein. The Plan was confirmed by the Bankruptcy Court on November 6, 2013 and our Predecessor effected the transactions contemplated by the Plan to emerge from bankruptcy protection on November 26, 2013 (the “Effective Date”). On the Effective Date, Newcastle owned 84.6% of New Media’s total equity.

The Plan discharged claims and interests against our Predecessor primarily through the (a) issuance of shares of common stock in a new holding company, New Media (“New Media Common Stock” or our “Common Stock”) and/or payment of cash to holders of claims in connection with the 2007 Credit Facility and related interest rate swaps, (b) reinstatement of certain claims, (c) entry into the Management Agreement (as defined below), (d) issuance of warrants by New Media to former equity holders of our Predecessor and (e) entry into the GateHouse Credit Facilities (as defined below) the net proceeds of which were distributed to holders that elected to receive New Media Common Stock. See Note 2 to the consolidated financial statements, “Voluntary Reorganization Under Chapter 11.”

Pursuant to the Restructuring, Newcastle purchased the Outstanding Debt claims in cash and at 40% of (i) $1,167 million of principal of claims under the 2007 Credit Facility, plus (ii) accrued and unpaid interest at the applicable contract non-default rate with respect thereto, plus (iii) all amounts, excluding any default interest, arising from transactions in connection with interest rate swaps secured under the 2007 Credit Facility (the “Cash-Out Offer”) on the Effective Date. The holders of the Outstanding Debt had the option of receiving, in satisfaction of their Outstanding Debt, their pro rata share of the (i) Cash-Out Offer and/or (ii) New Media Common Stock and the net proceeds of the GateHouse Credit Facilities (as defined below). Newcastle received its pro rata share of New Media Common Stock and the $149 million in net proceeds of the GateHouse Credit Facilities (as defined below) for all Outstanding Debt it holds, including Outstanding Debt purchased in the Cash-Out Offer. All pensions, trade and all other unsecured claims will be paid in the ordinary course.

On the Effective Date, New Media entered into a management agreement with FIG LLC (the “Manager”), as amended and restated, (the “Management Agreement”) pursuant to which the Manager will manage the operations of New Media. The annual management fee will be 1.50% of New Media’s Total Equity (as defined in the Management Agreement) and is eligible to receive incentive compensation.

On August 27, 2013, our Predecessor entered into a management agreement (the “Local Media Management Agreement”) with and among Local Media Group Holdings LLC (“Local Media Parent”) to manage the operations of its direct subsidiary Local Media Group Inc. (“Local Media”). The Company has determined that the Local Media Management Agreement results in Local Media being a variable interest entity (“VIE”) and has consolidated Local Media’s financial position and results of operations from September 3, 2013. On September 3, 2013, Local Media Parent completed its acquisition of thirty three publications from News Corp Inc. Local Media was not part of the bankruptcy filing. However, as part of the Plan, Newcastle agreed to contribute 100% of the stock of Local Media Parent to New Media as of the Effective Date. The contribution was made to New Media to assign Newcastle’s rights under the stock purchase agreement to which it acquired Local Media as of the Effective Date. Consideration received by Newcastle was the New Media Common Stock collectively equal to the cost of the acquisition of Local Media by Newcastle (as adjusted pursuant to the Plan) upon emergence from Chapter 11 on the Effective Date. The Company accounted for the consolidation of Local Media under the purchase method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations”, as New Media received a controlling financial interest in Local Media as of the Effective Date.

Upon GateHouse’s emergence from Chapter 11, New Media adopted fresh start reporting in accordance with ASC Topic 852, “Reorganizations” (“ASC 852”). Under fresh start accounting, a new entity is deemed to have been created on the Effective Date for financial reporting purposes and our Predecessor’s recorded amounts of assets and liabilities will be adjusted to reflect their estimated fair values. As a result of the adoption of fresh start accounting, New Media’s reorganized company post-emergence financial statements will generally not be comparable with the financial statements of our Predecessor prior to emergence, including the historical financial information in this report. See Notes 2 to the condensed consolidated financial statements.

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

Industry

The newspaper industry and our Predecessor have experienced declining same store revenue and profitability over the past several years. As a result, we previously implemented plans to reduce costs and preserve cash flow. We have also invested in potential growth opportunities, primarily in the digital space. We believe the cost reductions and the new digital initiatives, together with the Restructuring, will provide the appropriate capital structure and financial resources necessary to invest in the business and ensure our future success and provide sufficient cash flow to enable us to meet our commitments for the next year.

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

Critical Accounting Policy Disclosure

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make decisions based on estimates, assumptions and factors it considers relevant to the circumstances. Such decisions include the selection of applicable principles and the use of judgment in their application, the results of which could differ from those anticipated.

A summary of our significant accounting policies are described in Note 1 of our consolidated financial statements for the year ended December 29, 2013, included in our Annual Report on Form 10-K.

There have been no changes in critical accounting policies in the current year from those described in our Annual Report on Form 10-K for the year ended December 29, 2013.

Results of Operations

The following table summarizes our historical results of operations for New Media, otherwise known as the Successor Company, for the three months ended March 30, 2014 and the Predecessor Company for the three months ended March 31, 2013. References to “same store” results below take into account material acquisitions and divestitures of the Company by adjusting prior year performance to include or exclude financial results as if the Company had owned or divested a business for the comparable period. The Victorville acquisition was not considered material.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	Successor Company Three months ended March 30, 2014	Predecessor Company Three months ended March 31, 2013
Revenues:
Advertising	$82,623	$71,339
Circulation	44,368	32,466
Commercial printing and other	15,042	6,777

Total revenues	142,033	110,582
Operating costs and expenses:
Operating costs	84,855	65,021
Selling, general, and administrative	50,016	37,566
Depreciation and amortization	9,810	9,846
Integration and reorganization costs	425	217
(Gain) loss on sale of assets	(1)	393

Operating loss	(3,072)	(2,461)
Interest expense	3,806	14,430
Amortization of deferred financing costs	425	261
(Gain) loss on derivative instruments	(25)	5
Other (income) expense	(1)	271

Loss from continuing operations before income taxes	(7,277)	(17,428)
Income tax benefit	(586)	—

Loss from continuing operations	$(6,691)	$(17,428)

Three Months Ended March 30, 2014 Compared To Three Months Ended March 31, 2013

Revenue. Total revenue for the Successor Company for the three months ended March 30, 2014 increased by $31.5 million, or 28.4%, to $142.0 million from $110.5 million for the Predecessor Company for the three months ended March 31, 2013. The increase in total revenue was comprised of an $11.3 million, or 15.8%, increase in advertising revenue and an $11.9 million, or 36.7%, increase in circulation revenue, and an $8.3 million, or 122.0%, increase in commercial printing and other revenue. The increase in revenue of $31.5 includes revenues from acquisitions of $36.2 million; $17.5 million from advertising, $12.4 million from circulation, and $6.3 million from commercial printing and other. Same store revenue for the Successor Company for the three months ended March 30, 2014 decreased by $4.1 million, or 2.8%, to $142.0 million. The decrease in same store revenue was comprised of a $6.7 million, or 7.5%, decrease in advertising revenue and a $0.3 million, or 0.6%, decrease in circulation revenue, which was partially offset by a $2.9 million, or 24.2%, increase in commercial printing and other revenue. Same store advertising revenue declines were primarily driven by declines on the print side of our business in the local retail and classified categories. The local retail print declines reflect both secular pressures and a continuing uncertain and weak economic environment. These secular trends and economic conditions have also led to a decline in our print circulation volumes which have been offset by price increases in select locations. The $2.9 million increase in commercial printing and other revenue is primarily the result of the growth in our small business marketing services within GateHouse Ventures.

Operating Costs. Operating costs for the Successor Company for the three months ended March 30, 2014 increased by $19.9 million, or 30.5%, to $84.9 million from $65.0 million for the Predecessor Company for the three months ended March 31, 2013. The increase in operating costs of $19.9 million includes operating costs from acquisitions of $22.5 million which were partially offset by a $2.6 million decrease in legacy operating costs. This decline in legacy operating costs was primarily due to a decrease in compensation expenses, newsprint expenses, hauling and delivery, and professional and consulting fees of $1.2 million, $0.6 million, $0.5 million, and $0.1 million, respectively. On a same store basis, operating costs for the Successor Company for the three months ended March 30, 2014 decreased by $2.9 million, or 3.4%, to $84.9 million. These decreases are the result of permanent cost reductions as we continue to work to consolidate operations and improve the productivity of our labor force.

Selling, General and Administrative. Selling, general and administrative expenses for the Successor Company for the three months ended March 30, 2014 increased by $12.5 million, or 33.1%, to $50.0 million from $37.5 million for the Predecessor Company for the three months ended March 31, 2013. The increase in selling, general and administrative expenses of $12.5 million includes selling, general and administrative expenses from acquisitions of $10.5 million. The additional $2.0 million increase in selling, general and administrative expenses was primarily due to an increase in professional and consulting fees and outside services of $0.9 million and $0.9 million, respectively. On a same store basis, selling, general and administrative expenses for the Successor Company for the three months ended March 30, 2014 increased by $1.8 million, or 3.7%, to $50.0 million.

Integration and Reorganization Costs. During the three months ended March 30, 2014 and March 31, 2013, we recorded integration and reorganization costs of $0.4 million and $0.2 million, respectively, primarily resulting from severance costs related to the continued consolidation of our operations resulting from our ongoing implementation of our plans to reduce costs and preserve cash flow.

Interest Expense. Interest expense for the three months ended March 30, 2014 decreased by $10.6 million to $3.8 million from $14.4 million for the three months ended March 31, 2013. The decrease in interest expense was primarily due to the decrease in our total outstanding debt as a result of our restructuring during 2013.

Income Tax Benefit. During the three months ended March 30, 2014, we recorded an income tax benefit of $0.6 million due to the interim period treatment driven by the annualized effective rate excess of the deferred tax liability related to indefinite lived assets.

Net Loss from Continuing Operations. Net loss from continuing operations for the three months ended March 30, 2014 and March 31, 2013 was $6.7 million and $17.4 million, respectively. Our net loss from continuing operations decreased due to the factors noted above.

Liquidity and Capital Resources

Our primary cash requirements are for working capital, debt obligations and capital expenditures. We have no material outstanding commitments for capital expenditures. We expect our 2014 capital expenditure to total approximately between $5.5 million and $6.5 million. Our long term debt and debt service obligations were significantly reduced following the Restructuring. For more information on our long term debt and debt service obligations, see Note 7 of condensed consolidated financial statements. Our principal sources of funds have historically been, and are expected to continue to be, cash provided by operating activities.

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

Refer to Note 7 of the condensed consolidated financial statements for further discussion of the GateHouse Credit Facilities.

Local Media Credit Facility

Certain of Local Media Parents’s subsidiaries (together, the “Borrowers”) and Local Media Parent entered into a Credit Agreement, dated as of September 3, 2013, with a syndicate of financial institutions with Credit Suisse AG, Cayman Islands Branch, as administrative agent (the “Local Media Credit Facility”). The Local Media Credit Facility provided for: (a) a $33 million term loan facility that matures on September 4, 2018; and (b) a $10 million revolving credit facility (subject to the activation condition that Credit Suisse Loan Funding LLC (“CS”), as lead arranger, assigns the revolving loan commitment to an unaffiliated lender), with a $3 million sub-limit for letters of credit and a $4 million sub-limit for swing loans, that matures on September 4, 2018. On October 25, 2013, CS assigned the revolving loan commitment to Capital One Business Corp and the revolving credit facility was activated.

The Local Media Credit Facility contains financial covenants that require Local Media Parent and the Borrowers to maintain (a) a Leverage Ratio of not more than 2.5 to 1.0 and a Fixed Charge Coverage Ratio (as defined in the Local Media Credit Facility) of at least 2.0 to 1.0, each measured at the end of each fiscal quarter for the four-quarter period then ended. The Local Media Credit Facility contains affirmative and negative covenants applicable to Local Media and the Borrowers customarily found in loan agreements for similar transactions, including, but not limited to, restrictions on their ability to incur indebtedness, create liens on assets, engage in certain lines of business, engage in mergers or consolidations, dispose of assets, make investments or acquisitions, engage in transactions with affiliates, pay dividends or make other restricted payments. The Local Media Credit Facility contains customary events of default, including, but not limited to, defaults based on a failure to pay principal, interest, fees or other obligations, subject to specified grace periods (other than with respect to principal); any material inaccuracy of representation or warranty; breach of covenants; default in other material indebtedness; a Change of Control (as defined in the Local Media Credit Facility); bankruptcy and insolvency events; material judgments; certain ERISA events; and impairment of collateral. As of December 29, 2013, Local Media is in compliance with all of the covenants and obligations under the Local Media Credit Facility. The Local Media Credit Facility was amended on October 17, 2013 and on February 28, 2014. The October 17, 2013 amendment corrected a typographical mistake. The February 28, 2014 amendment provided that among other things, sales of real property collateral and reinvestment of the proceeds from such sales could only be made with the consent of the Administrative Agent, modified the properties included in the real property collateral, and set forth in detail the documentary post-closing requirements with respect to the real property collateral.

Refer to Note 7 of the condensed consolidated financial statements for further discussion of the Local Media Credit Facility.

Cash Flows

The following table summarizes our historical cash flows.

	Successor Company Three months ended	Predecessor Company Three months ended
	March 30, 2014	March 31, 2013
Cash provided by operating activities	$1,510	$187
Cash used in investing activities	(8,665)	(299)
Cash used in financing activities	(2,709)	(6,648)

The discussion of our cash flows that follows is based on our historical cash flows for the Successor Company for the three months ended March 30, 2014 and for the Predecessor Company for the three months ended March 31, 2013.

Cash Flows from Operating Activities. Net cash provided by operating activities for the Successor Company for the three months ended March 30, 2014 was $1.5 million, an increase of $1.3 million when compared to $0.2 million of cash provided by operating activities for the Predecessor Company for the three months ended March 31, 2013. This $1.3 million increase was the result of a decrease in net loss of $10.8 million, which was offset by a decrease in cash provided by working capital of $9.1 million and a decrease in non-cash charges of $0.4 million.

The $9.1 million decrease in cash provided by working capital for the Successor Company for the three months ended March 30, 2014 when compared to the Predecessor Company for the three months ended March 31, 2013 is primarily attributable to a decrease in accrued expenses.

The $0.4 million decrease in non-cash charges primarily consisted of an increase in gain on the sale of assets of $0.4 million, a decrease in pension and other postretirement benefit obligations of $0.1 million, and a decrease in depreciation and amortization of $0.1 million. These decreases were offset by an increase in amortization of deferred financing costs of $0.2 million.

Cash Flows from Investing Activities. Net cash used in investing activities for the Successor Company for the three months ended March 30, 2014 was $8.7 million. During the three months ended March 30, 2014, we used $8.0 million, net of cash acquired, for acquisitions and $0.8 million for capital expenditures, which was offset by $0.1 million we received from the sale of publications and other assets.

Net cash used in investing activities for the Predecessor Company for the three months ended March 31, 2013 was $0.3 million. During the three months ended March 31, 2013, our Predecessor used $0.4 million for capital expenditures, which was offset by $0.1 million received from the sale of publications and other assets.

Cash Flows from Financing Activities. Net cash used in financing activities for the Successor Company for the three months ended March 30, 2014 was $2.7 million due to a repayment under the revolving credit facility of $3.1 million, the payment of debt issuance costs of $2.6 million, and the repayment under current portion of long-term debt of $1.1 million, which was offset by borrowings under the revolving credit facility of $4.1 million.

Net cash used in financing activities for the Predecessor Company for the three months ended March 31, 2013 was $6.6 million due to a repayment under the 2007 Credit Facility, as amended.

Changes in Financial Position

The discussion that follows highlights significant changes in our financial position and working capital from December 29, 2013 to March 30, 2014.

Accounts Receivable. Accounts receivable decreased $9.9 million from December 29, 2013 to March 30, 2014, which relates to the timing of cash collections and lower revenue recognized in the 2014 three month period compared to 2013, which was partially offset by $0.7 million of assets acquired in the three month period ending March 30, 2014.

Property, Plant, and Equipment. Property, plant, and equipment decreased $2.9 million during the period from December 29, 2013 to March 30, 2014, of which $8.2 million relates to depreciation, which was partially offset by $5.1 million of assets acquired and $0.8 million that was used for capital expenditures.

Current Portion of Long-term Debt. Current portion of long-term debt increased $0.4 million from December 29, 2013 to March 30, 2014, due to the reclassification from long-term debt to current portion of long-term debt.

Accounts Payable. Accrued payable decreased $2.3 million from December 29, 2013 to March 30, 2014, which primarily relates to the timing of vendor payments. This decrease was partially offset by $0.1 million which was acquired in the first three months of 2014.

Accrued Expenses. Accrued expenses decreased $11.3 million from December 29, 2013 to March 30, 2014, of which $4.6 relates to the payment of a pension liability made by Local Media on behalf of the seller (an affiliate of Dow Jones & Company, Inc.) which was accrued for at December 29, 2013, the payment of legal fees of $3.0 million, the payment of debt issuance costs of $2.4 million which were accrued at December 29, 2013, and $1.7 million of accrued bonuses at December 29, 2013 which were paid in the first three months of 2014. These decreases in accrued expenses were partially offset by $0.4 million which was acquired in the first three months of 2014.

Retained Earnings. Retained earnings decreased $6.7 million from December 29, 2013 to March 30, 2014, due to a net loss of $6.7 million.

Contractual Commitments

No material changes were made to our contractual commitments during the period from December 29, 2013 to March 30, 2014.

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

Management’s Use of Adjusted EBITDA

Adjusted EBITDA is not a measurement of financial performance under GAAP and should not be considered in isolation or as an alternative to income from operations, net income (loss), cash flow from continuing operating activities or any other measure of performance or liquidity derived in accordance with GAAP. We believe this non-GAAP measure, as we have defined it, is helpful in identifying trends in our day-to-day performance because the items excluded have little or no significance on our day-to-day operations. This measure provides an assessment of controllable expenses and affords management the ability to make decisions which are expected to facilitate meeting current financial goals as well as achieve optimal financial performance. It provides an indicator for management to determine if adjustments to current spending decisions are needed.

Adjusted EBITDA provides us with a measure of financial performance, independent of items that are beyond the control of management in the short-term, such as depreciation and amortization, taxation, non-cash impairments and interest expense associated with our capital structure. This metric measures our financial performance based on operational factors that management can impact in the short-term, namely the cost structure or expenses of the organization. Adjusted EBITDA is one of the metrics we use to review the financial performance of our business on a monthly basis.

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

A reader of our financial statements may find this item important in evaluating our performance, results of operations and financial position. We use non-GAAP financial measures to supplement our GAAP results in order to provide a more complete understanding of the factors and trends affecting our business.

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

We use Adjusted EBITDA as a measure of our core operating performance, which is evidenced by the publishing and delivery of news and other media and excludes certain expenses that may not be indicative of our core business operating results. We consider the unrealized (gain) loss on derivative instruments and the loss on early extinguishment of debt to be financing related costs associated with interest expense or amortization of financing fees. Accordingly, we exclude financing related costs such as the early extinguishment of debt because they represent the write-off of deferred financing costs and we believe these non-cash write-offs are similar to interest expense and amortization of financing fees, which by definition are excluded from Adjusted EBITDA. Additionally, the non-cash gains (losses) on derivative contracts, which are related to interest rate swap agreements to manage interest rate risk, are financing costs associated with interest expense. Such charges are incidental to, but not reflective of, our core operating performance and it is appropriate to exclude charges related to financing activities such as the early extinguishment of debt and the unrealized (gain) loss on derivative instruments which, depending on the nature of the financing arrangement, would have otherwise been amortized over the period of the related agreement and does not require a current cash settlement.

The table below shows the reconciliation of loss from continuing operations to Adjusted EBITDA for the periods presented:

	Successor Company Three months ended March 30, 2014	Predecessor Company Three months ended March 31, 2013
	(in thousands)
Loss from continuing operations	$(6,691)	$(17,428)
Income tax benefit	(586)	—
(Gain) loss on derivative instrument	(25)	5
Amortization of deferred financing costs	425	261
Interest expense	3,806	14,430
Depreciation and amortization	9,810	9,846

Adjusted EBITDA from continuing operations	$6,739 (a)	$7,114	(b)

(a)	Adjusted EBITDA for the three months ended March 30, 2014 included net expenses of $2,361, which are one-time in nature or non-cash compensation. Included in these net expenses of $2,361 is non-cash compensation and other expense of $1,937, integration and reorganization costs of $425 and a $1 gain on the sale of assets.
(b)	Adjusted EBITDA for the three months ended March 31, 2013 included net expenses of $1,516, which are one-time in nature or non-cash compensation. Included in these net expenses of $1,516 is non-cash compensation and other expense of $906, integration and reorganization costs of $217 and a $393 loss on the sale of assets.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the three month period ended March 30, 2014, there were no material changes to the quantitative and qualitative disclosures about market risk that were presented in Item 7A of our annual report on Form 10-K for the year ended December 29, 2013.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial), has evaluated the effectiveness of our disclosure controls and procedures (as is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control

There has not been any change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this Quarterly Report on Form 10-Q relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. – OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes to the legal proceedings previously disclosed under “Legal Proceedings” included in our Annual Report on Form 10-K filed with the SEC on March 19, 2014.

Item 1A.	Risk Factors

There have been no material changes or additions to the risk factors previously disclosed under “Risk Factors” included in our Annual Report on Form 10-K filed with the SEC on March 19, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

See Index to Exhibits on page 36 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW MEDIA INVESTMENT GROUP INC.

Date: May 5, 2014	/s/ Gregory W. Freiberg
Gregory W. Freiberg
Chief Financial Officer and Chief Accounting Officer
(Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit No.	Description of Exhibit	Included Herewith	Incorporated by Reference Herein
			Form	Exhibit	Filing Date

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.	x

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.	x

32.1	Section 1350 Certifications	x

* 101.INS	XBRL Instance Document

* 101.SCH	XBRL Taxonomy Extension Schema

* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

* 101.DEF	XBRL Taxonomy Extension Definition Linkbase

* 101.LAB	XBRL Taxonomy Extension Label Linkbase

* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Pursuant to Rule 406T of Regulation S-T, the information in this exhibit shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement, prospectus or other document filed under the Securities Act of 1933, or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filings.