Form 10-Q
period 2014-06-29
New Media Investment Group Inc.
filed 2014-07-31
CIK 1579684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 28, 2014, 30,015,870 shares of the registrant’s common stock were outstanding.

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 29, 2014 (unaudited) and December 29, 2013	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 29, 2014 (Successor Company) and June 30, 2013 (Predecessor Company)	4

	Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 29, 2014	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 29, 2014 (Successor Company) and June 30, 2013 (Predecessor Company)	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	37

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults Upon Senior Securities	37

Item 4.	Mine Safety Disclosures	37

Item 5.	Other Information	37

Item 6.	Exhibits	37

	Signatures	38

Item 1.	Financial Statements

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 29, 2014	December 29, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,347	$31,811
Restricted cash	6,477	6,477
Accounts receivable, net of allowance for doubtful accounts of $889 and $349 at June 29, 2014 and December 29, 2013, respectively	65,322	71,401
Inventory	7,463	7,697
Prepaid expenses	7,974	7,986
Other current assets	15,057	11,799

Total current assets	133,640	137,171
Property, plant, and equipment, net of accumulated depreciation of $22,241 and $5,539 at June 29, 2014 and December 29, 2013, respectively	258,498	270,187
Goodwill	126,571	125,911
Intangible assets, net of accumulated amortization of $4,265 and $1,049 at June 29, 2014 and December 29, 2013, respectively	144,475	145,401
Deferred financing costs, net	3,543	8,297
Other assets	3,816	2,986

Total assets	$670,543	$689,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term liabilities	$646	$699
Current portion of long-term debt	1,500	4,312
Accounts payable	5,454	10,973
Accrued expenses	40,853	55,818
Deferred revenue	31,746	30,620

Total current liabilities	80,199	102,422
Long-term liabilities:
Long-term debt	190,898	177,703
Long-term liabilities, less current portion	4,616	4,405
Pension and other postretirement benefit obligations	9,407	10,061

Total liabilities	285,120	294,591

Stockholders’ equity:
Common stock, $0.01 par value, 2,000,000,000 shares authorized at June 29, 2014 and December 29, 2013; 30,015,870 and 30,000,000 issued and 30,015,870 and 30,000,000 outstanding at June 29, 2014 and December 29, 2013, respectively	300	300
Additional paid-in capital	387,419	387,398
Accumulated other comprehensive income	458	458
(Accumulated deficit) retained earnings	(2,754)	7,206

Total stockholders’ equity	385,423	395,362

Total liabilities and stockholders’ equity	$670,543	$689,953

See accompanying notes to unaudited condensed consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Successor Company Three months ended June 29, 2014	Predecessor Company Three months ended June 30, 2013	Successor Company Six months ended June 29, 2014	Predecessor Company Six months ended June 30, 2013
Revenues:
Advertising	$95,837	$79,220	$178,460	$150,559
Circulation	46,102	33,047	90,471	65,513
Commercial printing and other	16,494	7,331	31,535	14,107

Total revenues	158,433	119,598	300,466	230,179
Operating costs and expenses:
Operating costs	87,615	64,978	172,470	129,998
Selling, general, and administrative	52,235	41,156	102,251	78,722
Depreciation and amortization	10,109	9,791	19,918	19,636
Integration and reorganization costs	412	741	837	958
Loss on sale of assets	688	649	687	1,043

Operating income (loss)	7,374	2,283	4,303	(178)
Interest expense	3,827	14,456	7,632	28,886
Amortization of deferred financing costs	333	261	758	522
Loss on early extinguishment of debt	9,047	—	9,047	—
Loss on derivative instruments	76	5	51	9
Other (income) expense	(159)	737	(158)	1,008

Loss from continuing operations before income taxes	(5,750)	(13,176)	(13,027)	(30,603)
Income tax benefit	(2,481)	—	(3,067)	—

Loss from continuing operations	(3,269)	(13,176)	(9,960)	(30,603)
Loss from discontinued operations, net of income taxes	—	(946)	—	(1,034)

Net loss	(3,269)	(14,122)	(9,960)	(31,637)

Loss per share:
Basic and diluted:
Loss from continuing operations	$(0.11)	$(0.23)	$(0.33)	$(0.53)
Loss from discontinued operations, net of income taxes	—	(0.01)	—	(0.01)

Net loss	$(0.11)	$(0.24)	$(0.33)	$(0.54)

Basic weighted average shares outstanding	30,000,000	58,076,193	30,000,000	58,063,901
Diluted weighted average shares outstanding	30,000,000	58,076,193	30,000,000	58,063,901

Comprehensive loss	$(3,269)	$(7,126)	$(9,960)	$(16,923)

See accompanying notes to unaudited condensed consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(In thousands, except share data)

	Common stock		Additional	Accumulated other comprehensive	(Accumulated deficit) retained
	Shares	Amount	paid-in capital	income	earnings	Total
Balance at December 30, 2013	30,000,000	$300	$387,398	$458	$7,206	$395,362
Net loss	—	—	—	—	(9,960)	(9,960)
Restricted share grants	15,870	—	—	—	—	—
Non-cash compensation expense	—	—	21	—	—	21

Balance at June 29, 2014	30,015,870	$300	$387,419	$458	$(2,754)	$385,423

See accompanying notes to unaudited condensed consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Successor Company Six months ended June 29, 2014	Predecessor Company Six months ended June 30, 2013
Cash flows from operating activities:
Net loss	$(9,960)	$(31,637)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,918	19,693
Amortization of deferred financing costs	758	522
Loss on derivative instruments, realized and unrealized	(25)	9
Non-cash compensation expense	21	25
Non-cash interest expense	107	—
Non-cash loss on early extinguishment of debt	5,949	—
Loss on sale of assets	687	2,198
Pension and other postretirement benefit obligations	(669)	(428)
Changes in assets and liabilities:
Accounts receivable, net	6,783	4,912
Inventory	392	710
Prepaid expenses	234	518
Other assets	(4,046)	194
Accounts payable	(5,667)	(293)
Accrued expenses	(12,106)	2,591
Deferred revenue	594	112
Other long-term liabilities	211	(215)

Net cash provided by (used in) operating activities	3,181	(1,089)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(1,639)	(2,018)
Proceeds from sale of assets	311	740
Acquisitions, net of cash acquired	(8,028)	—

Net cash used in investing activities	(9,356)	(1,278)

Cash flows from financing activities:
Payment of debt issuance costs	(4,565)	—
Borrowings under term loans	193,275	—
Borrowings under revolving credit facility	7,068	—
Repayments under long-term debt	(157,999)	(6,648)
Repayments under revolving credit facility	(32,068)	—

Net cash provided by (used in) financing activities	5,711	(6,648)

Net decrease in cash and cash equivalents	(464)	(9,015)
Cash and cash equivalents at beginning of period	31,811	34,527

Cash and cash equivalents at end of period	$31,347	$25,512

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

The Company’s operating segments (Large Community Newspapers, Small Community Newspapers, Local Media Newspapers and Ventures) are aggregated into one reportable segment.

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

For the six months ended June 29, 2014 and June 30, 2013 the Company excluded 1,362,479 and 0 common stock warrants and 15,870 and 0 restricted stock grants, respectively, from the computation of diluted income per share because their effect would have been antidilutive.

Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component for the six months ended June 29, 2014 are outlined below.

	Gain (loss) on derivative instruments	Net actuarial loss and prior service cost(1)	Total
For the six months ended June 30, 2013, Predecessor Company:
Balance at December 30, 2012, Predecessor Company	$(45,651)	$(6,991)	$(52,642)

Other comprehensive income before reclassifications	(396)	—	(396)
Amounts reclassified from accumulated other comprehensive loss	15,076	34	15,110

Net current period other comprehensive income, net of taxes	14,680	34	14,714

Balance at June 30, 2013, Predecessor Company	$(30,971)	$(6,957)	$(37,928)

For the six months ended June 29, 2014, Successor Company:
Balance at December 29, 2013, Successor Company	$—	$458	$458

Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive income	—	—	—

Net current period other comprehensive income, net of taxes	—	—	—

Balance at June 29, 2014, Successor Company	$—	$458	$458

(1)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost and there was no amortization for the Successor Company during the six months ended June 29, 2014 due to the impact of fresh start accounting. See Note 11.

The following table presents reclassifications out of accumulated other comprehensive income (loss) for the Successor Company for the three and six months ended June 29, 2014 and the Predecessor Company for the three and six months ended June 30, 2013.

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Successor Company Three months ended June 29, 2014	Predecessor Company Three months ended June 30, 2013	Successor Company Six months ended June 29, 2014	Predecessor Company Six months ended June 30, 2013	Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income (Loss)
Realized gain on interest rate swap agreements, designated as cash flow hedges	$—	$7,543	$—	$15,076	Interest expense
Amortization of prior service cost	—	(114)	—	(228)	(1)
Amortization of unrecognized loss	—	131	—	262	(1)

Amounts reclassified from accumulated other comprehensive loss	—	7,560	—	15,110	Loss from continuing operations before income taxes
Income tax expense	—	—	—	—	Income tax expense

Amounts reclassified from accumulated other comprehensive loss, net of taxes	$—	$7,560	$—	$15,110	Net loss

(1)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost. See Note 11.

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued Accounting Standard Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which requires an unrecognized tax benefit to be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward that the entity intends to use as of the reporting date. The Company adopted the provisions of ASU No. 2013-11 in fiscal year 2014. The amendments in ASU No. 2013-11 did not have a material impact on the financial statements.

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. ASU 2014-08 changes the criteria for reporting discontinued operations while enhancing disclosures in this area and is effective for annual and interim periods beginning after December 15, 2014. The amendments in ASU No. 2014-08 are not expected to have a material impact on the financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for annual and interim reporting periods beginning after December 15, 2016. The Company is currently reviewing the amendments in ASU No. 2014-09, but does not expect them to have a material impact on the financial statements.

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

The Plan restructured the Predecessor debt as follows:

(a) Each holder of the Predecessor debt (“Creditors”) received, in full and final satisfaction of its respective claim, at its election (with respect to all or any portion of its claims) to be made in connection with solicitation of the Plan, its pro rata share of either:

i. Cash pursuant to the Cash-Out Offer (the “Cash-Out Option”). In connection with the Plan, Newcastle (or its designated affiliates) offered to purchase, in cash, an amount equal to 40% of the sum of (a) $1,167,450 of principal of the claims under the 2007 Credit Facility (as defined below), plus (b) accrued and unpaid interest at the applicable contract non-default rate with respect thereto, plus (c) all amounts due under and subject to the terms of the interest rate swaps secured under the 2007 Credit Facility (for the avoidance of doubt, excluding any default interest) on the Effective Date of the Plan; or

ii. (A) Common Stock, par value $0.01 per share, of New Media (“New Media Common Stock”) (subject to dilution as discussed herein) and (B) the net proceeds, net of certain transaction costs (collectively, the “New Media Equity Option”). Creditors who elected the New Media Equity Option received in satisfaction of their claims, a pro rata share of New Media Common Stock and the net proceeds from the Successor Company’s credit facilities entered into on November 26, 2013, net of certain transaction costs.

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

Contribution of Local Media Group Holdings LLC

Local Media Parent, a wholly owned subsidiary of Newcastle, acquired Local Media Group, Inc. (“Local Media”), a publisher of daily and weekly newspaper publications, on September 3, 2013. Subject to the terms of the Plan, Newcastle contributed Local Media Parent and assigned its rights under the related stock purchase agreement to New Media on the Effective Date (the “Local Media Contribution”) in exchange for shares of New Media Common Stock equal in value to the cost of the Local Media Acquisition (as defined below) (as adjusted pursuant to the Plan) based upon the equity value of New Media as of the Effective Date prior to the contribution.

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

In applying fresh start accounting, the Company followed these principles:

The Reorganization Value, which represents the concluded enterprise value plus excess cash and cash equivalents and non-interesting bearing liabilities, of the Predecessor was allocated to the entity’s net assets in conformity with FASB ASC Topic 805, “Business Combinations” (“ASC 805”). The Reorganization Value exceeded the sum of the fair value assigned to assets and liabilities. This excess was recorded as Successor Company goodwill as of November 6, 2013.

Each liability existing as of the fresh start accounting date, other than deferred taxes, has been stated at the fair value, and determined at appropriate risk adjusted interest rates. Deferred taxes were reported in conformity with applicable income tax accounting standards, principally FASB ASC Topic 740, “Income Taxes” (“ASC 740”).

(3) Business Combinations

Local Media

On September 3, 2013, Local Media Parent, a wholly owned subsidiary of Newcastle, acquired Local Media. GateHouse entered into a management and advisory agreement with Local Media Parent, which was assigned to Local Media, to manage the operations of Local Media, which was terminated effective June 4, 2014. In return, GateHouse received compensation including an annual fee and was eligible to earn an annual incentive pay out equal to 12.5% of the EBITDA of Local Media in excess of budget. Although Newcastle indirectly owned 100% of the equity of Local Media, GateHouse managed the daily operations of Local Media. GateHouse determined that the management and advisory agreement resulted in Local Media being a variable interest entity and GateHouse had the power to direct the activities that most significantly affected the economic performance of the entity. As a result, GateHouse was the primary beneficiary and therefore consolidated Local Media’s financial position and results of operations beginning on September 3, 2013. As 100% of Local Media was indirectly owned by Newcastle, the net income (loss) of Local Media was reflected in noncontrolling interest through the Confirmation Date as Newcastle contributed the net assets of Local Media Parent (the direct parent of Local Media) to New Media as part of the Plan.

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

For tax purposes, the amount of goodwill that is expected to be deductible is $1,187 as of June 29, 2014. This amount includes goodwill adjustments related to fresh start accounting.

Other Acquisition

During the six months ended June 29, 2014 the Company acquired two daily and three weekly publications in Victorville, CA for an aggregate purchase price, including estimated working capital, of $7,885. The rationale for the acquisition was primarily due to the attractive nature of the community newspaper assets with stable revenues and cash flows combined with cost saving opportunities available by clustering with the Company’s nearby newspapers.

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

For tax purposes, the amount of goodwill that is expected to be deductible is $660 as of June 29, 2014.

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

	Three months ended June 30, 2013	Six months ended June 30, 2013
Revenues	$159,306	$305,393
Loss from continuing operations	$(38,334)	$(55,809)
Loss from continuing operations per common share:
Basic	$(0.66)	$(0.96)
Diluted	$(0.66)	$(0.96)

(4) Share-Based Compensation

The Company and Predecessor recognized compensation cost for share-based payments of $18, $1, $21 and $25 during the three and six months ended June 29, 2014 and June 30, 2013, respectively. The total compensation cost not yet recognized related to non-vested awards as of June 29, 2014 was $187, which is expected to be recognized over a weighted average period of 2.71 years through March 2017.

On February 3, 2014, the Board of Directors of New Media adopted the New Media Investment Group Inc. Nonqualified Stock Option and Incentive Award Plan (the “Incentive Plan”) that authorized up to 15,000,000 shares that can be granted under the Incentive Plan. On the same date, the New Media Board adopted a form of the New Media Investment Group Inc. Non-Officer Director Restricted Stock Grant Agreement (the “Form Grant Agreement”) to govern the terms of awards of restricted stock (“New Media Restricted Stock”) granted under the Incentive Plan to directors who are not officers or employees of New Media (the “Non-Officer Directors”). The Form Grant Agreement provides for the grant of New Media Restricted Stock that vests in equal annual installments on each of the first, second and third anniversaries of the grant date, subject to the Non-Officer Director’s continued service as a member of the New Media Board, and immediate vesting in full upon his or her death or disability. If the non-officer director’s service terminates for any other reason, all unvested shares of New Media Restricted Stock will be forfeited. Any dividends or other distributions that are declared with respect to the shares of New Media Restricted Stock will be paid to the Non-Officer Director at the time such shares vest. During the period prior to the lapse and removal of the vesting restrictions, a grantee of a Restricted Share Grant (“RSG”) will have all the rights of a stockholder, including without limitation, the right to vote and the right to receive all dividends or other distributions. As a result, the RSGs are reflected as outstanding common stock. The value of the Non-Officer Director RSGs on the date of issuance is recognized as selling, general and administrative expense over the vesting period with an increase to additional paid-in-capital. On March 14, 2014, a grant of restricted shares totaling 15,870 shares was made to the Company’s Non-Officer Directors.

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

As of June 29, 2014 and June 30, 2013, there were 15,870 and 0 RSGs, respectively, issued and outstanding with a weighted average grant date fair value of $14.18 and $0.00, respectively. As of June 29, 2014, the aggregate intrinsic value of unvested RSGs was $217. During the six months ended June 29, 2014, the aggregate fair value of vested RSGs was $0.

RSG activity during the six months ended June 29, 2014 was as follows:

	Number of RSGs	Weighted-Average Grant Date Fair Value
Unvested at December 29, 2013	—	$—
Granted	15,870	14.18

Unvested at June 29, 2014	15,870	$14.18

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

Information related to restructuring program activity for the Successor Company for the six months ended June 29, 2014 and the two months ended December 29, 2013, and for the Predecessor Company for the ten months ended November 6, 2013 is outlined below.

	Severance and Related Costs	Other Costs(1)	Total

Balance at December 30, 2012, Predecessor Company	$684	$164	$848
Restructuring provision included in integration and reorganization	1,539	38	1,577
Cash payments	(1,738)	(207)	(1,945)

Balance at November 6, 2013, Predecessor Company	$485	$(5)	$480
Restructuring provision included in Integration and Reorganization(2)	1,758	—	1,758
Cash payments	(501)	—	(501)

Balance at December 29, 2013, Successor Company	$1,742	$(5)	$1,737
Restructuring provision included in Integration and Reorganization	1,465	—	1,465
Reversals of prior accruals included in Integration and Reorganization	(628)	—	(628)
Cash payments	(1,621)	5	(1,616)

Balance at June 29, 2014, Successor Company	$958	$—	$958

(1)	Other costs primarily included costs to consolidate operations.
(2)	Included above are amounts that were initially recognized in integration and reorganization costs and were subsequently reclassified to discontinued operations expense at the time the affected operations ceased.

The restructuring reserve balance, which is included in accrued expenses, as of June 29, 2014, for all programs was $958, which is expected to be paid out over the next twelve months.

The following table summarizes the costs incurred and cash paid in connection with these restructuring programs for the three and six months ended June 29, 2014 and June 30, 2013.

	Successor Company Three Months Ended June 29, 2014	Predecessor Company Three Months Ended June 30, 2013	Successor Company Six Months Ended June 29, 2014	Predecessor Company Six Months Ended June 30, 2013
Severance and related costs	$1,040	$726	$1,465	$920
Reversals of prior accruals	(628)	—	(628)	—
Other costs	—	15	—	38
Cash payments	(812)	(371)	(1,616)	(1,021)

(6) Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	June 29, 2014
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Advertiser relationships	$59,500	$2,487	$57,013
Customer relationships	5,870	267	5,603
Subscriber relationships	36,720	1,493	35,227

	June 29, 2014
	Gross carrying amount	Accumulated amortization	Net carrying amount
Trade name	270	18	252

Total	$102,360	$4,265	$98,095

Nonamortized intangible assets:
Goodwill	$126,571
Mastheads	46,380

Total	$172,951

	December 29, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Advertiser relationships	$58,520	$610	$57,910
Customer relationships	5,690	59	5,631
Subscriber relationships	36,120	375	35,745
Trade name	270	5	265

Total	$100,600	$1,049	$99,551

Nonamortized intangible assets:
Goodwill	$125,911
Mastheads	45,850

Total	$171,761

As of June 29, 2014, the weighted average amortization periods for amortizable intangible assets are 15.9 years for advertiser relationships, 15.9 years for customer relationships, 16.0 years for subscriber relationships and 10.0 years for trade names. The weighted average amortization period in total for all amortizable intangible assets is 15.9 years.

Amortization expense for the Successor Company for the three and six months ended June 29, 2014 and for the Predecessor Company for the three and six months ended June 30, 2013 was $1,623, $5,823, $3,216 and $11,668, respectively. Estimated future amortization expense as of June 29, 2014 is as follows:

For the years ending the Sunday closest to December 31:

2014	$3,244
2015	6,457
2016	6,457
2017	6,457
2018	6,457
Thereafter	69,023

Total	$98,095

The changes in the carrying amount of goodwill for the period from December 29, 2013 to June 29, 2014 are as follows:

Balance at December 29, 2013	$125,911
Goodwill acquired in business combination	660

Balance at June 29, 2014	$126,571

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

The carrying value of goodwill and indefinite-lived intangible assets are evaluated for possible impairment on an annual basis or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or indefinite-lived intangible asset below its carrying value. We are required to determine goodwill impairment using a two-step process. The first step is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

As part of the annual impairment assessments, as of June 29, 2014 the fair values of the Company’s reporting units for goodwill impairment testing, which include Large Daily Newspapers, Metro Newspapers, Small Community Newspapers, Local Media Newspapers, and Ventures, and newspaper mastheads were estimated using the expected present value of future cash flows, recent industry multiples and using estimates, judgments and assumptions that management believes were appropriate in the circumstances. The estimates and judgments used in the assessment included multiples for revenue and EBITDA, the weighted average cost of capital and the terminal growth rate. The Company determined that the future cash flow and industry multiple analyses provided the best estimate of the fair value of its reporting units. As a result of the annual assessments Step 1 analysis that was performed, no impairment of goodwill was identified. The Company uses a “relief from royalty” approach which utilizes a discounted cash flow model to determine the fair value of each masthead. Additionally, the estimated fair value exceeded carrying value for all mastheads. The total Company’s estimate of reporting unit fair value was reconciled to its then market capitalization (based upon the stock market price and fair value of debt) plus an estimated control premium.

Given the recent revaluation of assets related to fresh start accounting, there is a relatively small amount of fair value excess for certain reporting units. Specifically the fair value of the Large Daily Newspapers, Metro Newspapers and Small Community Newspaper reporting units exceeded carrying value by less than 10%. In addition, the masthead fair value for these groups exceeded carrying value by less than 3%. Considering a relatively low headroom for these reporting units and mastheads and declining same store revenue and profitability in the newspaper industry over the past several years, these are considered to be at risk for a future impairment in the event of decline in general economic, market or business conditions or any significant unfavorable changes in the forecasted cash flows, weighted-average cost of capital and/or market transaction multiples.

(7) Indebtedness

Successor Company

GateHouse Credit Facilities

The Revolving Credit, Term Loan and Security Agreement (the “First Lien Credit Facility”) dated November 26, 2013 by and among GateHouse, GateHouse Media Intermediate Holdco, LLC formerly known as GateHouse Media Intermediate Holdco, Inc. (“GMIH”), certain wholly-owned subsidiaries of GMIH, all of which are wholly owned subsidiaries of New Media (collectively with GMIH and GateHouse, the “Loan Parties”), PNC Bank, National Association, as the administrative agent, Crystal Financial LLC, as term loan B agent, and each of the lenders party thereto provided for (i) a term loan A in the aggregate principal amount of $25,000, (ii) a term loan B in the aggregate principal amount of $50,000, (iii) and a revolving credit facility in an aggregate principal amount of up to $40,000.

The Term Loan and Security Agreement (the “Second Lien Credit Facility” and together with the First Lien Credit Facility, the “GateHouse Credit Facilities”) dated November 26, 2013 by and among the Loan Parties, Mutual Quest Fund and each of the lenders party thereto provided for a term loan in an aggregate principal amount of $50,000. The GateHouse Credit Facilities were secured by a first and second priority security interest in substantially all the assets of the Loan Parties.

The GateHouse Credit Facilities imposed upon GateHouse certain financial and operating covenants, including, among others, requirements that GateHouse satisfy certain financial tests, including a minimum fixed charge coverage ratio of not less than 1.0 to 1.0, a maximum leverage ratio of not greater than 3.25 to 1.0, a minimum EBITDA and a limitation on capital expenditures, and restrictions on GateHouse’s ability to incur additional debt, incur liens and encumbrances, consolidate, amalgamate or merge with any other person, pay dividends, dispose of assets, make certain restricted payments, engage in transactions with affiliates, materially alter the business it conducts and taking certain other corporate actions.

The GateHouse Credit Facilities were paid in full on June 4, 2014.

Local Media Credit Facility

Certain of Local Media Parent’s subsidiaries (together, the “Borrowers”) and Local Media Parent entered into a Credit Agreement, dated as of September 3, 2013, with a syndicate of financial institutions with Credit Suisse AG, Cayman Islands Branch, as administrative agent (the “Local Media Credit Facility”).

The Local Media Credit Facility provided for: (a) a $33,000 term loan facility; and (b) a $10,000 revolving credit facility, with a $3,000 sub-facility for letters of credit and a $4,000 sub-facility for swing loans. The Borrowers used the proceeds of the Local Media Credit Facility to (a) fund a portion of the acquisition of Dow Jones Local Media Group, Inc., a Delaware corporation (the “Local Media Acquisition”), (b) provide for working capital and other general corporate purposes of the Borrowers and (c) fund certain fees, costs and expenses associated with the transactions contemplated by the Local Media Credit Facility and consummation of the Local Media Acquisition. The Local Media Credit Facility was secured by a first priority security interest in substantially all assets of the Borrowers and Local Media Parent. In addition, the loans and other obligations of the Borrowers under the Local Media Credit Facility are guaranteed by Local Media Group Holdings LLC.

The Local Media Credit Facility contained financial covenants that required Local Media Parent and the Borrowers to maintain (a) a Leverage Ratio of not more than 2.5 to 1.0 and a Fixed Charge Coverage Ratio (as defined in the Local Media Credit Facility) of at least 2.0 to 1.0, each measured at the end of each fiscal quarter for the four-quarter period then ended. The Local Media Credit Facility contained affirmative and negative covenants applicable to Local Media and the Borrowers customarily found in loan agreements for similar transactions, including, but not limited to, restrictions on their ability to incur indebtedness, create liens on assets, engage in certain lines of business, engage in mergers or consolidations, dispose of assets, make investments or acquisitions, engage in transactions with affiliates, pay dividends or make other restricted payments. The Local Media Credit Facility contained customary events of default, including, but not limited to, defaults based on a failure to pay principal, interest, fees or other obligations, subject to specified grace periods (other than with respect to principal); any material inaccuracy of representation or warranty; breach of covenants; default in other material indebtedness; a Change of Control (as defined in the Local Media Credit Facility); bankruptcy and insolvency events; material judgments; certain ERISA events; and impairment of collateral. The Local Media Credit Facility was amended on October 17, 2013 and February 28, 2014. The October 17, 2013 amendment corrected a typographical mistake. The February 28, 2014 amendment provided that among other things, sales of real property collateral and reinvestment of the proceeds from such sale could only be made with the consent of the Administrative Agent, modified the properties included in the real property collateral, and set forth in detail the documentary post-closing requirements with respect to the real property collateral.

The Local Media Credit Facility was paid in full on June 4, 2014.

New Media Credit Agreement

On June 4, 2014, New Media Holdings II LLC (the “New Media Borrower”), a wholly owned subsidiary of New Media, entered into a credit agreement (the “New Media Credit Agreement”) among the New Media Borrower, New Media Holdings I LLC (“Holdings I”), the lenders party thereto, RBS Citizens, N.A. and Credit Suisse Securities (USA) LLC as joint lead arrangers and joint bookrunners, Credit Suisse AG, Cayman Islands Branch as syndication agent and Citizens Bank of Pennsylvania as administration agent which provides for (i) a $200,000 senior secured term facility (the “Term Loan Facility”) and (ii) a $25,000 senior secured revolving credit facility, with a $5,000 sub-facility for letters of credit and a $5,000 sub-facility for swing loans, (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Senior Secured Credit Facilities”). In addition, the New Media Borrower may request one or more new commitments for term loans or revolving loans from time to time up to an aggregate total of $75,000 (the “Incremental Facility”) subject to certain conditions. On June 4, 2014, the New Media Borrower borrowed $200,000 under the Term Loan Facility (the “Term Loans”). The Term Loans mature on June 4, 2020 and the maturity date for the Revolving Credit Facility is June 4, 2019.

The proceeds of the Term Loans, which included a $6,725 original issue discount, were used to repay in full all amounts outstanding under the GateHouse Credit Facilities, the Local Media Credit Facility and to pay fees associated with the financing, with the balance going to the Company for general corporate purposes.

Borrowings under the Term Loan Facility bear interest, at the New Media Borrower’s option, at a rate equal to either (i) the Eurodollar Rate (as defined in the New Media Credit Agreement), plus an applicable margin equal to 6.25% per annum (subject to a Eurodollar Rate floor of 1.00%) or (ii) the Base Rate (as defined in the New Media Credit Agreement), plus an applicable margin equal to 5.25% per annum (subject to a Base Rate floor of 2.00%).

Borrowings under the Revolving Credit Facility bear interest, at the New Media Borrower’s option, at a rate equal to either (i) the Eurodollar Rate, plus an applicable margin equal to 5.25% per annum or (ii) the Base Rate, plus an applicable margin equal to 4.25% per annum, with a step down based on achievement of a certain total leverage ratio.

If any borrowings under the Incremental Facility have an all-in yield more than 50 basis points greater than the Term Loans (the “Incremental Yield”), the all-in yield for the Term Loans shall be adjusted to be 50 basis points less than the Incremental Yield.

The Senior Secured Credit Facilities are unconditionally guaranteed by Holdings I and certain subsidiaries of the New Media Borrower (collectively, the “Guarantors”) and is required to be guaranteed by all future material wholly-owned domestic subsidiaries, subject to certain exceptions. All obligations under the New Media Credit Agreement are secured, subject to certain exceptions, by substantially all of the New Media Borrower’s assets and the assets of the Guarantors, including (a) a pledge of 100% of the equity interests of the New Media Borrower and the Guarantors (other than Holdings I), (b) a mortgage lien on the New Media Borrower’s material real property and that of the Guarantors and (c) all proceeds of the foregoing.

Repayments made under the Term Loans are equal to 1.0% annually of the original principal amount in equal quarterly installments for the life of the Term Loans, with the remainder due at maturity. The New Media Borrower is permitted to make voluntary prepayments at any time without premium or penalty, except in the case of prepayments made in connection with certain repricing transactions with respect to the Term Loans effected within six months of the closing date of the New Media Credit Agreement, to which a 1.00% prepayment premium applies. The New Media Borrower is required to repay borrowings under the Senior Secured Credit Facilities (without payment of a premium) with (i) net cash proceeds of certain debt obligations (except as otherwise permitted under the New Media Credit Agreement), (ii) net cash proceeds from non-ordinary course asset sales (subject to reinvestment rights and other exceptions), and (iii) commencing with the Company’s fiscal year started December 30, 2013, 100% of Excess Cash Flow (as defined in the New Media Credit Agreement), subject to step-downs to 50%, 25% and 0% of Excess Cash Flow based on achievement of a total leverage ratio of less than or equal to 3.00 to 1.00 but greater than 2.75 to 1.00; less than or equal to 2.75 to 1.00 but greater than 2.50 to 1.00; and less than or equal to 2.50 to 1.00, respectively.

The New Media Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to Holdings I, the New Media Borrower and the New Media Borrower’s subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, fundamental changes, dispositions, and dividends and other distributions. The New Media Credit Agreement contains a financial covenant that requires Holdings I, the New Media Borrower and the New Media Borrower’s subsidiaries to maintain a maximum total leverage ratio of 3.25 to 1.00. The New Media Credit Agreement contains customary events of default. The foregoing descriptions of the Senior Secured Credit Facilities are qualified in their entirety by reference to the Senior Secured Credit Facilities. The New Media Credit Agreement was amended on July 17, 2014 to cure an omission.

One lender under the New Media Credit Agreement was also a lender under the GateHouse Credit Facilities. This portion of the transaction was accounted for as a modification under ASC Subtopic 470-50, “Debt Modifications and Extinguishments” (“ASC Subtopic 470-50”), as the difference between the present value of the cash flows under the New Media Credit Agreement and the present value of the cash flows under the GateHouse Credit Facilities was less than 10%. The unamortized deferred financing costs and original issuance discount balances as of the refinance date pertaining to this lender’s portion of the GateHouse Credit Facilities will be amortized over the terms of the new facility. The remaining portion of the GateHouse Credit Facilities and the Local Media Credit Facility debt refinancing constituted an extinguishment of debt under ASC Subtopic 470-50, and was accounted for accordingly. In connection with this transaction, the Company incurred approximately $10,202 of fees and expenses, of which $6,725 were recognized as original issue discount and $1,700 were capitalized as deferred financing costs. These amounts will be amortized over the term of the new Senior Secured Credit Facilities. Additionally, the Company recorded a loss on early extinguishment of debt of $9,047 associated with this transaction, which consisted of the write-off of unamortized deferred financing costs and other expenses not eligible for capitalization under ASC Subtopic 470-50.

As of June 29, 2014, the Company is in compliance with all of the covenants and obligations under the New Media Credit Agreement.

Fair Value

The fair value of long-term debt under the Senior Secured Credit Facilities was estimated at $200,000 as of June 29, 2014, based on discounted future contractual cash flows and a market interest rate adjusted for necessary risks, including the Company’s own credit risk as there are no rates currently observable in publically traded debt markets of risk with similar terms and average maturities. Accordingly, the Company’s long-term debt under the Senior Secured Credit Facilities is classified within Level 3 of the fair value hierarchy.

Payment Schedule

As of June 29, 2014, scheduled principal payments of outstanding debt are as follows:

2014	$500
2015	2,000
2016	2,000
2017	2,500
2018	1,500
Thereafter	191,500

$200,000
Less: Short-term debt	1,500
Less: Remaining original issue discount	7,602

Long-term debt	$190,898

Predecessor Company

As part of the Restructuring, the Predecessor’s previous long term debt was extinguished pursuant to the Support Agreement on the Effective Date of the Plan.

2007 Credit Facility

GateHouse Media Operating, Inc. now known as GateHouse Media Operating, LLC (“Operating”), an indirect wholly-owned subsidiary of the Company, GateHouse Media Holdco, Inc. now known as GateHouse Media Holdco, LLC (“Holdco”), an indirect wholly-owned subsidiary of the Company, and certain of their subsidiaries (together, the “Borrowers”) entered into an Amended and Restated Credit Agreement, dated as of February 27, 2007, with a syndicate of financial institutions with Wells Fargo Bank, N.A., successor-by-merger to Wachovia Bank, National Association (“Wells Fargo Bank”), as administrative agent (the “2007 Credit Facility”).

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

First Amendment to 2007 Credit Facility

On May 7, 2007, the Borrowers entered into the First Amendment to the 2007 Credit Facility (the “First Amendment”). The First Amendment provided, among other things, an incremental term loan facility under the 2007 Credit Facility in the amount of $275,000. As amended by the First Amendment, the 2007 Credit Facility included $1,195,000 of term loan facilities and $40,000 of a revolving credit facility.

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

(8) Derivative Instruments

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by the Company using derivative instruments is interest rate risk. On February 25, 2014, the Company entered into an interest rate swap with a notional amount of $6,250, which matures in November 2018 to economically hedge the risk of fluctuations in interest payments with respect to the First Lien Credit Facility under the GateHouse Credit Facilities. The interest rate swap agreement was terminated on June 4, 2014 when the GateHouse Credit Facilities were paid in full. Under the swap agreement, the Company received interest equivalent to one-month LIBOR and paid a fixed rate of 1.5%, with settlements occurring monthly. The Company did not designate this swap as a cash flow hedge for accounting purposes. The gains (losses) on the swap were recorded in gain (loss) on derivative instruments on the consolidated statements of operations. The counterparty on the interest rate swap was PNC Bank, N.A.

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

The restructuring process resulted in the dedesignation of the hedging relationship as it was not probable that the forecasted transaction would occur according to the original strategy, any related amounts previously recorded in accumulated other comprehensive income (loss), net were recognized into earnings of the Predecessor as of the Petition Date. The derivative liability balances were classified as liabilities subject to compromise at the allowed claim amount. The remaining amount of other comprehensive income totaling $26,313 was recognized through earnings for the Predecessor for the ten months ended November 6, 2013. There are no derivative assets outstanding as of June 29, 2014 and December 29, 2013.

The Effect of Derivative Instruments on the Statement of Operations and Comprehensive Income (Loss)

for the Successor Company for the Three Months Ended June 29, 2014 and for the

Predecessor Company for the Three Months Ended June 30, 2013

	Location of Gain or (Loss)	Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives in ASC 815 Fair Value Hedging Relationships	Recognized in Income on Derivative	Successor Company 2014	Predecessor Company 2013
Interest rate swaps	Gain (loss) on derivative instruments	$(76)	$(5)

Derivatives in ASC 815 Fair Value Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Successor Company 2014	Predecessor Company 2013		Successor Company 2014	Predecessor Company 2013		Successor Company 2014	Predecessor Company 2013
Interest rate swaps	$—	$6,979	Interest income/(expense)	$—	$7,543	Gain (loss) on derivative instruments	$(76)	$(5)

The Effect of Derivative Instruments on the Statement of Operations and Comprehensive Income (Loss)

for the Successor Company for the Six Months Ended June 29, 2014 and for the

Predecessor Company for the Six Months Ended June 30, 2013

Derivatives in ASC 815 Fair Value Hedging Relationships	Location of Gain or (Loss)	Amount of Gain or (Loss) Recognized in Income on Derivative
	Recognized in Income on Derivative	Successor Company 2014	Predecessor Company 2013
Interest rate swaps	Gain (loss) on derivative instruments	$(51)	$(9)

Derivatives in ASC 815 Fair Value Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Successor Company 2014	Predecessor Company 2013		Successor Company 2014	Predecessor Company 2013		Successor Company 2014	Predecessor Company 2013
Interest rate swaps	$—	$14,680	Interest income/ (expense)	$—	$15,076	Gain (loss) on derivative instruments	$(51)	$(9)

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

The aggregate amount of unrealized loss related to derivative instruments recognized in other comprehensive loss as of June 29, 2014 and December 29, 2013 was $0 and $0, respectively.

(9) Related Party Transactions

As of December 29, 2013, Newcastle (an affiliate of FIG LLC (“Fortress”)) beneficially owned approximately 84.6% of the Company’s outstanding common stock. On February 13, 2014, Newcastle completed the spin-off of the Company. On February 14, 2014 New Media became a separate, publicly traded company trading on the NYSE under the ticker symbol “NEWM”. As a result of the spin-off, the fees included in the Management Agreement with the Company’s Manager became effective. As of June 29, 2014, Fortress and its affiliates owned approximately 1.5% of the Company’s outstanding stock and approximately 39.6% of the Company’s outstanding warrants.

In addition, the Company’s Chairman, Wesley Edens, is also the Co-Chairman of the board of directors of FIG LLC. The Company does not pay Mr. Edens a salary or any other form of compensation.

The Company’s Chief Operating Officer owns an interest in a company that the Successor Company and the Predecessor Company received $100, $0, $178 and $0 during the three and six months ended June 29, 2014 and June 30, 2013, respectively, for commercial printing services which is included in commercial printing and other on the consolidated statement of operations and comprehensive income (loss).

The Company’s Chief Executive Officer and Chief Financial Officer are employees of Fortress and their salaries are paid by Fortress.

Management Agreement

On the Effective Date, the Company entered into a management agreement with FIG LLC (the “Manager”) (as amended and restated, the “Management Agreement”). The Management Agreement requires the Manager to manage the Company’s business affairs subject to the supervision of the Company’s Board of Directors.

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

The Company recognized $1,464 and $2,229 for management fees and $0 and $0 for incentive compensation within selling, general and administrative expense and $1,741 and $1,741 was paid to Fortress during the three and six months ended June 29, 2014, respectively. No management fees or incentive compensation were incurred during the three and six months ended June 30, 2013.

GateHouse Management and Advisory Agreement

On November 26, 2013, New Media entered into the GateHouse Management and Advisory Agreement (the “GateHouse Management Agreement”) with GateHouse, pursuant to which New Media will manage the assets and the day-to-day operations of GateHouse. New Media was responsible for, among other things (i) the purchase and sale of GateHouse’s investments (ii) the financing of GateHouse’s investments and (iii) investment advisory services. Such services were permitted to be performed by the Manager.

Commencing from the Listing, New Media was (a) entitled to receive a management fee equal to 1.50% per annum of GateHouse’s Total Equity (as defined in the GateHouse Management Agreement) and (b) eligible to receive incentive compensation that was based on GateHouse’s performance. In addition, GateHouse was obligated to reimburse certain expenses incurred by New Media in connection with the performance of its duties under the agreement. These fees eliminated in consolidation.

The GateHouse Management Agreement was terminated effective June 4, 2014.

Local Media Management and Advisory Agreement

On August 27, 2013, GateHouse entered into the Local Media Management Agreement with Local Media Parent, which was substantially assigned to Local Media, to manage the operations of Local Media. Local Media Parent was a subsidiary of Newcastle (an affiliate of Fortress) prior to the Effective Date.

While the agreement was in effect, GateHouse received an annual management fee of $1,100, subject to adjustments (up to a maximum annual management fee of $1,200), and an annual incentive compensation fee based on exceeding EBITDA targets of Local Media. These fees eliminate in consolidation.

The Local Media Management Agreement was terminated effective June 4, 2014.

Holdings I Management Agreement

On June 4, 2014, the Company entered into a management agreement with Holdings I (as amended and restated, the “Holdings I Management Agreement”). The Holdings I Management Agreement requires the Company to manage the business affairs of Holdings I subject to the supervision of the Board of Directors of Holdings I.

The Holdings I Management Agreement has an initial three-year term and will be automatically renewed for one-year terms thereafter unless terminated by the Holdings I. The Company is (a) entitled to receive from the Holdings I a management fee and (b) eligible to receive incentive compensation that is based on the performance of Holdings I. In addition, Holdings I is obligated to reimburse certain expenses incurred by the Company. The Company is also entitled to receive a termination fee from Holdings I under certain circumstances. These fees eliminate in consolidation.

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

In assessing the realizability of deferred tax assets, which is included in other assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company concluded that during the six months ended June 29, 2014, a net increase to the valuation allowance of $2,515 would be necessary to offset additional deferred tax assets. Of this amount, a $2,515 increase was recognized through the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).

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

For the six months ended June 29, 2014, the expected federal tax benefit at 34% is $4,429. The difference between the expected tax and the effective tax benefit of $3,067 is primarily attributable to the tax effect of the federal valuation allowance of $2,184, the tax benefit related to non-deductible expenses of $319, deferred tax benefits that expired of $100, and state tax benefit of $403.

The Company and its subsidiaries file a U.S. federal consolidated income tax return. The U.S. federal and state statute of limitations generally remains open for the 2010 tax year and beyond.

In accordance with ASC 740, the Company recognizes penalties and interest relating to uncertain tax positions in the provision for income taxes. As of June 29, 2014 and December 29, 2013, the Company had unrecognized tax benefits of approximately $1,109 and $1,109, respectively. The Company did not record significant amounts of interest and penalties related to unrecognized tax benefits for the periods ending June 29, 2014 and December 29, 2013. The Company does not expect significant changes in unrecognized tax benefits within the next 12 months.

(11) Pension and Postretirement Benefits

The Company maintains a pension plan and several postretirement medical and life insurance plans which cover certain employees. The Company uses the accrued benefit actuarial method and best estimate assumptions to determine pension costs, liabilities and other pension information for defined benefit plans.

The following provides information on the pension plan and postretirement medical and life insurance plans for the three and six months ended June 29, 2014 and June 30, 2013.

	Successor Company Three Months Ended June 29, 2014		Predecessor Company Three Months Ended June 30, 2013		Successor Company Six Months Ended June 29, 2014		Predecessor Company Six Months Ended June 30, 2013
	Pension	Postretirement	Pension	Postretirement	Pension	Postretirement	Pension	Postretirement
Components of net periodic benefit costs:
Service cost	$75	$9	$75	$10	$150	$17	$150	$20
Interest cost	295	63	271	57	590	127	542	115
Expected return on plan assets	(406)	—	(340)	—	(812)	—	(680)	—
Amortization of prior service cost	—	—	—	(114)	—	—	—	(228)
Amortization of unrecognized loss	—	—	131	—	—	—	262	—

Total	$(36)	$72	$137	$(47)	$(72)	$144	$274	$(93)

For the Successor Company for the three and six months ended June 29, 2014 and for the Predecessor Company for the three and six months ended June 30, 2013, the Company recognized a total of $36, $90, $72, and $181 in pension and postretirement benefit expense, respectively.

The following assumptions were used in connection with the Company’s actuarial valuation of its defined benefit pension and postretirement plans for the six months ended June 29, 2014:

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

(12) Fair Value Measurement

Fair value measurements and disclosures require the use of valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices included within Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities or market corroborated inputs.

•	Level 3: Unobservable inputs for which there is little or no market data and which require the Company to develop their own assumptions about how market participants price the asset or liability.

The valuation techniques that may be used to measure fair value are as follows:

•	Market approach – Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

•	Income approach – Uses valuation techniques to convert future amounts to a single present amount based on current market expectation about those future amounts.

•	Cost approach – Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).

The following table presents financial assets and liabilities measured or disclosed at fair value on a recurring basis for the periods presented:

	Fair Value Measurements at Reporting Date Using			Total Fair Value Measurements	Valuation Technique
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 29, 2013
Assets
Cash and cash equivalents	$31,811	$—	$—	$31,811	Income
Restricted cash	6,477	—	—	6,477	Income
As of June 29, 2014
Assets
Cash and cash equivalents	$31,347	$—	$—	$31,347	Income
Restricted cash	6,477	—	—	6,477	Income

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

Restricted cash at June 29, 2014 and December 29, 2013, in the aggregate amount of $6,477 for both periods, is used to collateralize standby letters of credit in the name of the Company’s insurers in accordance with certain insurance policies and as cash collateral for certain business operations.

(14) Discontinued Operations

For the Successor Company for the six months ended June 29, 2014, no publications were discontinued. The net revenue for the Predecessor Company for the three and six months ended June 30, 2013 for previously discontinued operations was $63 and $394, respectively. Loss, net of income taxes of $0, for the Predecessor Company for the three and six months ended June 30, 2013 for previously discontinued operations was $946 and $1,034, respectively.

(15) Subsequent Events

On June 30, 2014, the Company completed two acquisitions of 20 publications with a total purchase price of $15,849, which includes estimated working capital. The acquisitions include six daily, ten weekly publications, and four shoppers serving areas of Texas, Oklahoma, Kansas and Virginia with an aggregate circulation of approximately 54. The acquisitions were funded with $9,849 of cash and $6,000 from the Revolving Credit Facility.

On July 22, 2014, the Company entered into a definitive asset purchase agreement to purchase The Providence Journal with a total purchase price of $46,000. The acquisition will include one daily and two weekly publications serving areas of Rhode Island with a daily circulation of approximately 72 and 96 on Sunday and is anticipated to close before the end of the third quarter of 2014.

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

Our portfolio of media assets spans across 357 markets and 24 states. Our products include 425 community print publications, 357 websites, 345 mobile sites, six yellow page directories and a digital marketing services business (“Propel”). We reach over 12 million people per week and serve over 130,000 business customers.

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

Our business strategy is to be the preeminent provider of local news, information, advertising and digital services in the markets we operate in today. We aim to grow our business organically through what we believe are both our consumer and SMB strategies. We also plan to pursue strategic acquisitions of high quality local media assets at attractive valuation levels. Finally, we intend to periodically distribute a substantial portion of our free cash flow as a dividend to stockholders, subject to satisfactory financial performance and approval by our Board of Directors and dividend restrictions in the New Media Credit Agreement (as defined below). The Board of Directors’ determinations regarding dividends will depend on a variety of factors, including the Company’s U.S. generally accepted accounting principles (“GAAP”) net income, free cash flow generated from operations or other sources, liquidity position and potential alternative uses of cash, such as acquisitions, as well as economic conditions and expected future financial results. The availability of free cash flow for the payment of dividends is also subject to restrictions in the New Media Credit Agreement (as defined below).

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

Our core products include:

•	87 daily newspapers with total paid circulation of approximately 712,000;

•	243 weekly newspapers (published up to three times per week) with total paid circulation of approximately 303,000 and total free circulation of approximately 719,000;

•	95 “shoppers” (generally advertising-only publications) with total circulation of approximately 1.9 million;

•	357 locally focused websites and 345 mobile sites, which extend our businesses onto the internet and mobile devices with approximately 118 million page views per month;

•	six yellow page directories, with a distribution of approximately 432,000, that covers a population of approximately 1.1 million people; and

•	Propel digital marketing services.

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

The Company’s operating segments (Large Community Newspapers, Small Community Newspapers, Local Media Newspapers and Ventures) are aggregated into one reportable segment.

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

The Plan discharged claims and interests against our Predecessor primarily through the (a) issuance of shares of common stock in a new holding company, New Media (“New Media Common Stock” or our “Common Stock”) and/or payment of cash to holders of claims in connection with the 2007 Credit Facility and related interest rate swaps, (b) reinstatement of certain claims, (c) entry into the Management Agreement (as defined below), (d) issuance of warrants by New Media to former equity holders of our Predecessor and (e) entry into the GateHouse Credit Facilities (as defined below) the net proceeds of which were distributed to holders that elected to receive New Media Common Stock. See Note 2 to the condensed consolidated financial statements, “Voluntary Reorganization Under Chapter 11.”

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

On August 27, 2013, our Predecessor entered into a management agreement (the “Local Media Management Agreement”) with and among Local Media Group Holdings LLC (“Local Media Parent”) to manage the operations of its direct subsidiary Local Media Group Inc. (“Local Media”). The Company has determined that the Local Media Management Agreement resulted in Local Media being a variable interest entity (“VIE”) and has consolidated Local Media’s financial position and results of operations from September 3, 2013. On September 3, 2013, Local Media Parent completed its acquisition of thirty three publications from News Corp Inc. Local Media was not part of the bankruptcy filing. However, as part of the Plan, Newcastle agreed to contribute 100% of the stock of Local Media Parent to New Media as of the Effective Date. The contribution was made to New Media to assign Newcastle’s rights under the stock purchase agreement to which it acquired Local Media as of the Effective Date. Consideration received by Newcastle was the New Media Common Stock collectively equal to the cost of the acquisition of Local Media by Newcastle (as adjusted pursuant to the Plan) upon emergence from Chapter 11 on the Effective Date. The Company accounted for the consolidation of Local Media under the purchase method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations”, as New Media received a controlling financial interest in Local Media as of the Effective Date. The Local Media Management Agreement was terminated effective June 4, 2014.

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

Results of Operations

The following table summarizes our historical results of operations for New Media, otherwise known as the Successor Company, for the three and six months ended June 29, 2014 and the Predecessor Company for the three and six months ended June 30, 2013. References to “same store” results below take into account material acquisitions and divestitures of the Company by adjusting prior year performance to include or exclude financial results as if the Company had owned or divested a business for the comparable period. The Victorville acquisition was not considered material.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	Successor Company Three months ended June 29, 2014	Predecessor Company Three months ended June 30, 2013	Successor Company Six months ended June 29, 2014	Predecessor Company Six months ended June 30, 2013
Revenues:
Advertising	$95,837	$79,220	$178,460	$150,559
Circulation	46,102	33,047	90,471	65,513
Commercial printing and other	16,494	7,331	31,535	14,107

Total revenues	158,433	119,598	300,466	230,179
Operating costs and expenses:
Operating costs	87,615	64,978	172,470	129,998
Selling, general, and administrative	52,235	41,156	102,251	78,722
Depreciation and amortization	10,109	9,791	19,918	19,636
Integration and reorganization costs	412	741	837	958
Loss on sale of assets	688	649	687	1,043

Operating income (loss)	7,374	2,283	4,303	(178)

	Successor Company Three months ended June 29, 2014	Predecessor Company Three months ended June 30, 2013	Successor Company Six months ended June 29, 2014	Predecessor Company Six months ended June 30, 2013
Interest expense	3,827	14,456	7,632	28,886
Amortization of deferred financing costs	333	261	758	522
Loss on early extinguishment of debt	9,047	—	9,047	—
Loss on derivative instruments	76	5	51	9
Other (income) expense	(159)	737	(158)	1,008

Loss from continuing operations before income taxes	(5,750)	(13,176)	(13,027)	(30,603)
Income tax benefit	(2,481)	—	(3,067)	—

Loss from continuing operations	(3,269)	(13,176)	(9,960)	(30,603)

Three Months Ended June 29, 2014 Compared To Three Months Ended June 30, 2013

Revenue. Total revenue for the Successor Company for the three months ended June 29, 2014 increased by $38.8 million, or 32.5%, to $158.4 million from $119.6 million for the Predecessor Company for the three months ended June 30, 2013. The increase in total revenue was comprised of a $16.6 million, or 21.0%, increase in advertising revenue and a $13.0 million, or 39.5%, increase in circulation revenue, and a $9.2 million, or 125.0%, increase in commercial printing and other revenue. The increase in revenue of $38.8 includes revenues from acquisitions of $42.8 million; $21.7 million from advertising, $13.8 million from circulation, and $7.3 million from commercial printing and other. Same store revenue for the Successor Company for the three months ended June 29, 2014 decreased by $0.9 million, or 0.5%, to $158.4 million. The decrease in same store revenue was comprised of a $3.9 million, or 3.9%, decrease in advertising revenue, which was partially offset by a $0.3 million, or 0.8%, increase in circulation revenue and a $2.7 million, or 19.3%, increase in commercial printing and other revenue. Same store advertising revenue declines were primarily driven by declines on the print side of our business in the local retail category. The local retail print declines reflect both secular pressures and a continuing uncertain economic environment. These secular trends and economic conditions have also led to a decline in our print circulation volumes which have been offset by price increases in select locations. The $2.7 million increase in commercial printing and other revenue is primarily the result of the growth in Propel, our small business marketing service business within GateHouse Ventures.

Operating Costs. Operating costs for the Successor Company for the three months ended June 29, 2014 increased by $22.6 million, or 34.8%, to $87.6 million from $65.0 million for the Predecessor Company for the three months ended June 30, 2013. The increase in operating costs of $22.6 million includes operating costs from acquisitions of $24.2 million, which were partially offset by a $1.6 million decrease in legacy operating costs. This decline in legacy operating costs was primarily due to a decrease in compensation expenses, newsprint expenses, and hauling and delivery expenses of $0.6 million, $0.5 million, and $0.4 million, respectively. On a same store basis, operating costs for the Successor Company for the three months ended June 29, 2014 decreased by $2.1 million, or 2.4%, to $87.6 million. These decreases are the result of permanent cost reductions as we continue to work to consolidate operations and improve the productivity of our labor force.

Selling, General and Administrative. Selling, general and administrative expenses for the Successor Company for the three months ended June 29, 2014 increased by $11.1 million, or 26.9%, to $52.2 million from $41.1 million for the Predecessor Company for the three months ended June 30, 2013. The increase in selling, general and administrative expenses of $11.1 million includes selling, general and administrative expenses from acquisitions of $10.3 million. The additional $0.8 million increase in selling, general and administrative expenses was primarily due to an increase in professional and consulting fees of $1.8 million, which was partially offset by a decrease in compensation expenses, outside services, and postage expenses of $0.5 million, $0.3 million, and $0.3 million, respectively. On a same store basis, selling, general and administrative expenses for the Successor Company for the three months ended June 29, 2014 increased by $1.9 million, or 3.8%, to $52.2 million related to $1.8 million of debt refinancing fees that did not meet capitalization requirements.

Integration and Reorganization Costs. During the three months ended June 29, 2014 and June 30, 2013, we recorded integration and reorganization costs of $0.4 million and $0.7 million, respectively, primarily resulting from severance costs related to the continued consolidation of our operations resulting from our ongoing implementation of our plans to reduce costs and preserve cash flow.

Interest Expense. Interest expense for the three months ended June 29, 2014 decreased by $10.6 million to $3.8 million from $14.4 million for the three months ended June 30, 2013. The decrease in interest expense was primarily due to the decrease in our total outstanding debt as a result of our restructuring during 2013.

Loss on Early Extinguishment of Debt. During the three months ended June 29, 2014 we recorded a loss of $9.0 million due to the early extinguishment of long-term debt.

Income Tax Benefit. During the three months ended June 29, 2014, we recorded an income tax benefit of $2.5 million due to the interim period treatment driven by the annualized effective rate excess of the deferred tax liability related to indefinite lived assets.

Loss from Continuing Operations. Loss from continuing operations for the three months ended June 29, 2014 and June 30, 2013 was $3.3 million and $13.2 million, respectively. Our net loss from continuing operations decreased due to the factors noted above.

Six months Ended June 29, 2014 Compared To Six months Ended June 30, 2013

Revenue. Total revenue for the Successor Company for the six months ended June 29, 2014 increased by $70.3 million, or 30.5%, to $300.5 million from $230.2 million for the Predecessor Company for the six months ended June 30, 2013. The increase in total revenue was comprised of a $27.9 million, or 18.5%, increase in advertising revenue and a $25.0 million, or 38.1%, increase in circulation revenue, and a $17.4 million, or 123.5%, increase in commercial printing and other revenue. The increase in revenue of $70.3 includes revenues from acquisitions of $79.0 million; $39.2 million from advertising, $26.2 million from circulation, and $13.6 million from commercial printing and other. Same store revenue for the Successor Company for the six months ended June 29, 2014 decreased by $4.9 million, or 1.6%, to $300.5 million. The decrease in same store revenue was comprised of a $10.6 million, or 5.6%, decrease in advertising revenue, which was partially offset by a $0.1 million, or 0.1%, increase in circulation revenue and a $5.6 million, or 21.6%, increase in commercial printing and other revenue. Same store advertising revenue declines were primarily driven by declines on the print side of our business in the local retail and classified categories. The local retail print declines reflect both secular pressures and a continuing uncertain economic environment. These secular trends and economic conditions have also led to a decline in our print circulation volumes, which have been offset by price increases in select locations. The $5.6 million increase in commercial printing and other revenue is primarily the result of the growth in Propel, our small business marketing service business within GateHouse Ventures.

Operating Costs. Operating costs for the Successor Company for the six months ended June 29, 2014 increased by $42.5 million, or 32.7%, to $172.5 million from $130.0 million for the Predecessor Company for the six months ended June 30, 2013. The increase in operating costs of $42.5 million includes operating costs from acquisitions of $46.7 million which were partially offset by a $4.2 million decrease in legacy operating costs. This decline in legacy operating costs was primarily due to a decrease in compensation expenses, newsprint expenses, hauling and delivery, and professional and consulting fees of $1.8 million, $1.2 million, $0.9 million, and $0.2 million, respectively. On a same store basis, operating costs for the Successor Company for the six months ended June 29, 2014 decreased by $5.1 million, or 2.8%, to $172.5 million. These decreases are the result of permanent cost reductions as we continue to work to consolidate operations and improve the productivity of our labor force.

Selling, General and Administrative. Selling, general and administrative expenses for the Successor Company for the six months ended June 29, 2014 increased by $23.5 million, or 29.9%, to $102.2 million from $78.7 million for the Predecessor Company for the six months ended June 30, 2013. The increase in selling, general and administrative expenses of $23.5 million includes selling, general and administrative expenses from acquisitions of $20.8 million. The additional $2.7 million increase in selling, general and administrative expenses was primarily due to an increase in professional and consulting fees of $2.7 million. On a same store basis, selling, general and administrative expenses for the Successor Company for the six months ended June 29, 2014 increased by $3.7 million, or 3.7%, to $102.2 million, which includes $1.8 million of debt refinancing fees that did not meet capitalization requirements.

Integration and Reorganization Costs. During the six months ended June 29, 2014 and June 30, 2013, we recorded integration and reorganization costs of $0.8 million and $1.0 million, respectively, primarily resulting from severance costs related to the continued consolidation of our operations resulting from our ongoing implementation of our plans to reduce costs and preserve cash flow.

Interest Expense. Interest expense for the six months ended June 29, 2014 decreased by $21.3 million to $7.6 million from $28.9 million for the six months ended June 30, 2013. The decrease in interest expense was primarily due to the decrease in our total outstanding debt as a result of our restructuring during 2013.

Loss on Early Extinguishment of Debt. During the six months ended June 29, 2014 we recorded a loss of $9.0 million due to the early extinguishment of long-term debt.

Income Tax Benefit. During the six months ended June 29, 2014, we recorded an income tax benefit of $3.1 million due to the interim period treatment driven by the annualized effective rate excess of the deferred tax liability related to indefinite lived assets.

Loss from Continuing Operations. Loss from continuing operations for the six months ended June 29, 2014 and June 30, 2013 was $10.0 million and $30.6 million, respectively. Our net loss from continuing operations decreased due to the factors noted above.

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

New Media Investment Group Inc., as a holding company, has no operations of its own and accordingly it has no independent means of generating revenue, and its internal sources of funds to meet its cash needs, including payment of expenses, are dividends and other permitted payments from our subsidiaries. The subsidiaries of New Media Investment Group Inc. have the operations that generate our revenue.

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

GateHouse Credit Facilities

The Revolving Credit, Term Loan and Security Agreement (the “First Lien Credit Facility”) dated November 26, 2013 by and among GateHouse, GateHouse Media Intermediate Holdco, LLC formerly known as GateHouse Media Intermediate Holdco, Inc. (“GMIH”), certain wholly-owned subsidiaries of GMIH, all of which are wholly owned subsidiaries of New Media (collectively with GMIH and GateHouse, the “Loan Parties”), PNC Bank, National Association, as the administrative agent, Crystal Financial LLC, as term loan B agent, and each of the lenders party thereto provided for (i) a term loan A in the aggregate principal amount of $25 million, (ii) a term loan B in the aggregate principal amount of $50 million, and (iii) a revolving credit facility in an aggregate principal amount of up to $40 million. The Term Loan and Security Agreement (the “Second Lien Credit Facility” and together with the First Lien Credit Facility, the “GateHouse Credit Facilities”) dated November 26, 2013 by and among the Loan Parties, Mutual Quest Fund and each of the lenders party thereto provided for a term loan in an aggregate principal amount of $50 million. The GateHouse Credit Facilities were secured by a first and second priority security interest in substantially all the assets of the Loan Parties.

The GateHouse Credit Facilities imposed upon GateHouse certain financial and operating covenants, including, among others, requirements that GateHouse satisfy certain financial tests, including a minimum fixed charge coverage ratio of not less than 1.0 to 1.0, a maximum leverage ratio of not greater than 3.25 to 1.0, a minimum EBITDA and a limitation on capital expenditures, and restrictions on GateHouse’s ability to incur additional debt, incur liens and encumbrances, consolidate, amalgamate or merge with any other person, pay dividends, dispose of assets, make certain restricted payments, engage in transactions with affiliates, materially alter the business it conducts and taking certain other corporate actions.

The GateHouse Credit Facilities were paid in full on June 4, 2014.

Local Media Credit Facility

Certain of Local Media Parents’s subsidiaries (together, the “Borrowers”) and Local Media Parent entered into a Credit Agreement, dated as of September 3, 2013, with a syndicate of financial institutions with Credit Suisse AG, Cayman Islands Branch, as administrative agent (the “Local Media Credit Facility”). The Local Media Credit Facility provided for: (a) a $33 million term loan facility; and (b) a $10 million revolving credit facility, with a $3 million sub-facility for letters of credit and a $4 million sub-facility for swing loans. On October 25, 2013, CS assigned the revolving loan commitment to Capital One Business Corp and the revolving credit facility was activated.

The Local Media Credit Facility contained financial covenants that required Local Media Parent and the Borrowers to maintain (a) a Leverage Ratio of not more than 2.5 to 1.0 and a Fixed Charge Coverage Ratio (as defined in the Local Media Credit Facility) of at least 2.0 to 1.0, each measured at the end of each fiscal quarter for the four-quarter period then ended. The Local Media Credit Facility contained affirmative and negative covenants applicable to Local Media and the Borrowers customarily found in loan agreements for similar transactions, including, but not limited to, restrictions on their ability to incur indebtedness, create liens on assets, engage in certain lines of business, engage in mergers or consolidations, dispose of assets, make investments or acquisitions, engage in transactions with affiliates, pay dividends or make other restricted payments. The Local Media Credit Facility contained customary events of default, including, but not limited to, defaults based on a failure to pay principal, interest, fees or other obligations, subject to specified grace periods (other than with respect to principal); any material inaccuracy of representation or warranty; breach of covenants; default in other material indebtedness; a Change of Control (as defined in the Local Media Credit Facility); bankruptcy and insolvency events; material judgments; certain ERISA events; and impairment of collateral. The Local Media Credit Facility was amended on October 17, 2013 and on February 28, 2014. The October 17, 2013 amendment corrected a typographical mistake. The February 28, 2014 amendment provided that among other things, sales of real property collateral and reinvestment of the proceeds from such sales could only be made with the consent of the Administrative Agent, modified the properties included in the real property collateral, and set forth in detail the documentary post-closing requirements with respect to the real property collateral.

The Local Media Credit Facility was paid in full on June 4, 2014.

New Media Credit Agreement

On June 4, 2014, New Media Holdings II LLC (the “New Media Borrower”), a wholly owned subsidiary of New Media, entered into a credit agreement (the “New Media Credit Agreement”) among the New Media Borrower, New Media Holdings I LLC (“Holdings”), the lenders party thereto, RBS Citizens, N.A. and Credit Suisse Securities (USA) LLC as joint lead arrangers and joint bookrunners, Credit Suisse AG, Cayman Islands Branch as syndication agent and Citizens Bank of Pennsylvania as administration agent which provides for (i) a $200 million senior secured term facility (the “Term Loan Facility”) and (ii) a $25 million senior secured revolving credit facility, with a $5 million sub-facility for letters of credit and a $5 million sub-facility for swing loans, (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Senior Secured Credit Facilities”). In addition, the New Media Borrower may request one or more new commitments for term loans or revolving loans from time to time up to an aggregate total of $75 million (the “Incremental Facility”) subject to certain conditions. On June 4, 2014, the New Media Borrower borrowed $200 million under the Term Loan Facility (the “Term Loans”). The Term Loans mature on June 4, 2020 and the maturity date for the Revolving Credit Facility is June 4, 2019. The proceeds of the Term Loans, which included a $6.7 million original issue discount, were used to repay in full all amounts outstanding under the GateHouse Credit Facilities, the Local Media Credit Facility and to pay fees associated with the financing, with the balance going to the Company for general corporate purposes.

The New Media Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to Holdings, the New Media Borrower and the New Media Borrower’s subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, fundamental changes, dispositions, and dividends and other distributions. The New Media Credit Agreement contains a financial covenant that requires Holdings I, the New Media Borrower and the New Media Borrower’s subsidiaries to maintain a maximum total leverage ratio of 3.25:1.00. The New Media Credit Agreement contains customary events of default. The foregoing descriptions of the Senior Secured Credit Facilities are qualified in their entirety by reference to the Senior Secured Credit Facilities. The New Media Credit Agreement was amended on July 17, 2014 to cure an omission.

One lender under the New Media Credit Agreement was also a lender under the GateHouse Credit Facilities. This portion of the transaction was accounted for as a modification under ASC Subtopic 470-50, “Debt Modifications and Extinguishments” (“ASC Subtopic 470-50”), as the difference between the present value of the cash flows under the New Media Credit Agreement and the present value of the cash flows under the GateHouse Credit Facilities was less than 10%. The unamortized deferred financing costs and original issuance discount balances as of the refinance date pertaining to this lender’s portion of the GateHouse Credit Facilities will be amortized over the terms of the new facility. The remaining portion of the GateHouse Credit Facilities and the Local Media Credit Facility debt refinancing constituted an extinguishment of debt under ASC Subtopic 470-50, and was accounted for accordingly. In connection with this transaction, the Company incurred approximately $10.2 million of fees and expenses, of which $6.7 million were recognized as original issue discount and $1.7 million were capitalized as deferred financing costs. These amounts will be amortized over the term of the new Senior Secured Credit Facilities. Additionally, The Company recorded a loss on early extinguishment of debt of $9.0 million associated with this transaction, which consisted of the write-off of unamortized deferred financing costs and other expenses not eligible for capitalization under ASC Subtopic 470-50.

As of June 29, 2014, the Company is in compliance with all of the covenants and obligations under the New Media Credit Agreement.

Refer to Note 7 of the condensed consolidated financial statements for further discussion of the New Media Credit Agreement.

Cash Flows

The following table summarizes our historical cash flows.

	Successor Company Six months ended June 29, 2014	Predecessor Company Six months ended June 30, 2013
Cash provided by (used in) operating activities	$3,181	$(1,089)
Cash used in investing activities	(9,356)	(1,278)
Cash provided by (used in) financing activities	5,711	(6,648)

The discussion of our cash flows that follows is based on our historical cash flows for the Successor Company for the six months ended June 29, 2014 and for the Predecessor Company for the six months ended June 30, 2013.

Cash Flows from Operating Activities. Net cash provided by operating activities for the Successor Company for the six months ended June 29, 2014 was $3.2 million, an increase of $4.3 million when compared to $1.1 million of cash used in operating activities for the Predecessor Company for the six months ended June 30, 2013. This $4.3 million increase was the result of a decrease in net loss of $21.7 million and an increase in non-cash charges of $4.7, which was offset by a decrease in cash provided by working capital of $22.1 million.

The $22.1 million decrease in cash provided by working capital for the Successor Company for the six months ended June 29, 2014 when compared to the Predecessor Company for the six months ended June 30, 2013 is primarily attributable to a decrease in accrued expenses and accounts payable and an increase in other assets.

The $4.7 million increase in non-cash charges primarily consisted of an increase in non-cash loss on early extinguishment of debt of $5.9 million, an increase in depreciation and amortization of $0.2 million, and increase in amortization of deferred financing costs of $0.2 million, and an increase in non-cash interest expense of $0.1 million. These increases were offset by a decrease in loss on the sale of assets of $1.5 million and an increase in pension and other postretirement benefit obligations of $0.2 million.

Cash Flows from Investing Activities. Net cash used in investing activities for the Successor Company for the six months ended June 29, 2014 was $9.4 million. During the six months ended June 29, 2014, we used $8.0 million, net of cash acquired, for acquisitions and $1.6 million for capital expenditures, which was offset by $0.3 million we received from the sale of publications and other assets.

Net cash used in investing activities for the Predecessor Company for the six months ended June 30, 2013 was $1.3 million. During the six months ended June 30, 2013, the Predecessor used $2.0 million for capital expenditures, which was offset by $0.7 million we received from the sale of publications and other assets.

Cash Flows from Financing Activities. Net cash provided by financing activities for the Successor Company for the six months ended June 29, 2014 was $5.7 million due to borrowings under term loans of $193.3 million and borrowings under the revolving credit facility of $7.1 million, which were offset by repayments under long-term debt of $158.0 million, repayments under the revolving credit facility of $32.1 million, and the payment of debt issuance costs of $4.6 million.

Net cash used in financing activities for the Predecessor Company for the six months ended June 30, 2013 was $6.6 million due to a repayment under the 2007 Credit Facility, as amended.

Changes in Financial Position

The discussion that follows highlights significant changes in our financial position and working capital from December 29, 2013 to June 29, 2014.

Accounts Receivable. Accounts receivable decreased $6.1 million from December 29, 2013 to June 29, 2014, which relates to the timing of cash collections and lower same store revenue recognized in the 2014 six month period compared to 2013, which was partially offset by $0.7 million of assets acquired in the six month period ending June 29, 2014.

Other Current Assets. Other current assets increased $3.3 million from December 29, 2013 to June 29, 2014, which primarily relates to an increase in deferred income taxes.

Property, Plant, and Equipment. Property, plant, and equipment decreased $11.7 million during the period from December 29, 2013 to June 29, 2014, of which $16.7 million relates to depreciation and $1.1 million relates to assets sold or classified as held for sale, which was partially offset by $5.1 million of assets acquired and $1.6 million that was used for capital expenditures.

Deferred Financing Costs, Net. Deferred financing costs, net decreased $4.8 million during the period from December 29, 2013 to June 29, 2014, of which $5.9 million relates to the non-cash loss on early extinguishment of debt and $0.8 million relates to amortization of deferred financing costs, which was offset by $1.7 million of new debt issuance costs that were capitalized related to the New Media Credit Agreement.

Current Portion of Long-term Debt. Current portion of long-term debt decreased $2.8 million from December 29, 2013 to June 29, 2014, due to the amortization terms within the New Media Credit Agreement (1% annually) compared to the GateHouse Credit Facilities and Local Media Credit Facility.

Accounts Payable. Accounts payable decreased $5.5 million from December 29, 2013 to June 29, 2014, which primarily relates to the timing of vendor payments. This decrease was partially offset by $0.1 million of liabilities acquired in the first three months of 2014.

Accrued Expenses. Accrued expenses decreased $15.0 million from December 29, 2013 to June 29, 2014, due to the payment of legal fees of $6.7 million, a $4.6 payment of a pension liability made by Local Media on behalf of the seller (an affiliate of Dow Jones & Company, Inc.) which was accrued for at December 29, 2013, the payment of debt issuance costs of $2.7 million which were accrued at December 29, 2013, and $1.0 million of accrued bonuses at December 29, 2013 which were paid in the first six months of 2014. These decreases in accrued expenses were partially offset by $0.4 million which was acquired in the first three months of 2014.

Long-term Debt. Long-term debt increased $13.2 million from December 29, 2013 to June 29, 2014, due to borrowings under term loans of $191.8 million, which includes a $6.7 million original issue discount, borrowings under the revolving credit facility of $7.1 million, and $0.1 million non-cash interest expense. These increases were offset by repayments under long-term debt of $152.9 million, repayments under the revolving credit facility of $32.1 million, an $0.8 million reclassification from long-term debt to current portion of long-term debt.

(Accumulated Deficit) Retained Earnings. Retained earnings decreased $10.0 million from December 29, 2013 to June 29, 2014, due to a net loss of $10.0 million.

Contractual Commitments

No material changes were made to our contractual commitments during the period from December 29, 2013 to June 29, 2014.

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

The table below shows the reconciliation of loss from continuing operations to Adjusted EBITDA for the periods presented:

	Successor Company Three months ended June 29, 2014	Predecessor Company Three months ended June 30, 2013		Successor Company Six months ended June 29, 2014	Predecessor Company Six months ended June 30, 2013
	(in thousands)
Loss from continuing operations	$(3,269)	$(13,176)		$(9,960)	$(30,603)
Income tax benefit	(2,481)	—		(3,067)	—
Loss on derivative instruments	76	5		51	9
Loss on early extinguishment of debt	9,047	—		9,047	—
Amortization of deferred financing costs	333	261		758	522
Interest expense	3,827	14,456		7,632	28,886
Depreciation and amortization	10,109	9,791		19,918	19,636

Adjusted EBITDA from continuing operations	$17,642 (a)	$11,337	(b)	$24,379 (c)	$18,450	(b)

(a)	Adjusted EBITDA for the three months ended June 29, 2014 included net expenses of $6,622, which are one-time in nature or non-cash compensation. Included in these net expenses of $6,622 is non-cash compensation and other expense of $5,522, integration and reorganization costs of $412 and a $688 loss on the sale of assets.
(b)	Adjusted EBITDA for the three months ended June 30, 2013 included net expenses of $6,280, which are one-time in nature or non-cash compensation. Included in these net expenses of $6,280 is non-cash compensation and other expense of $5,103, non-cash portion of postretirement benefits expense of $(213), integration and reorganization costs of $741 and a $649 loss on the sale of assets.

Adjusted EBITDA also does not include $275 from our discontinued operations.

(c)	Adjusted EBITDA for the six months ended June 29, 2014 included net expenses of $8,985, which are one-time in nature or non-cash compensation. Included in these net expenses of $8,985 is non-cash compensation and other expense of $7,461, integration and reorganization costs of $837 and a $687 loss on the sale of assets.
(d)	Adjusted EBITDA for the six months ended June 30, 2013 included net expenses of $7,949, which are one-time in nature or non-cash compensation. Included in these net expenses of $7,949 is non-cash compensation and other expense of $6,376, non-cash portion of postretirement benefits expense of $(428), integration and reorganization costs of $958 and a $1,043 loss on the sale of assets.

Adjusted EBITDA also does not include $123 from our discontinued operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the six month period ended June 29, 2014, there were no material changes to the quantitative and qualitative disclosures about market risk that were presented in Item 7A of our annual report on Form 10-K for the year ended December 29, 2013.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control

There has not been any change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this Quarterly Report on Form 10-Q relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. — OTHER INFORMATION

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

See Index to Exhibits on page 39 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW MEDIA INVESTMENT GROUP INC.

Date: July 31, 2014	/s/ Gregory W. Freiberg
Gregory W. Freiberg
Chief Financial Officer and Chief Accounting Officer
(Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit No.	Description of Exhibit	Included Herewith	Incorporated by Reference Herein
			Form	Exhibit	Filing Date

10.40	Credit Agreement, dated as of June 4, 2014 among New Media Holdings I LLC, New Media Holdings II LLC, the several banks and other financial institutions or entities from time to time parties to this Agreement, as the Lenders, RBS Citizens, N.A. and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners, Credit Suisse AG, Cayman Islands Branch, as Syndication Agent, and Citizens Bank of Pennsylvania, together with any successor appointed in accordance with Section 8.9 of the Credit Agreement, as Administrative Agent.	x

10.41	Pledge Agreement, dated as of June 4, 2014 among New Media Holdings II LLC, New Media Holdings I LLC, each of the subsidiary guarantors from time to time party thereto and Citizens Bank of Pennsylvania, in its capacity as Administrative Agent.	x

10.42	Guarantee Agreement, dated as of June 4, 2014 made by New Media Holdings I LLC, each of the other guarantors party thereto in favor of Citizens Bank of Pennsylvania, as Administrative Agent.	x

10.43	Security Agreement, dated as of June 4, 2014 among New Media Holdings I LLC, New Media Holdings II LLC, each of the subsidiary guarantors from time to time party thereto and Citizens Bank of Pennsylvania, in its capacity as Administrative Agent.	x

10.44	Amendment to Credit Agreement, dated as of July 17, 2014 between Citizens Bank of Pennsylvania, New Media Holdings II LLC and New Media Holdings I LLC	x

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.	x

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.	x

32.1	Section 1350 Certifications	x

* 101.INS	XBRL Instance Document

* 101.SCH	XBRL Taxonomy Extension Schema

* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

* 101.DEF	XBRL Taxonomy Extension Definition Linkbase

* 101.LAB	XBRL Taxonomy Extension Label Linkbase

* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Pursuant to Rule 406T of Regulation S-T, the information in this exhibit shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement, prospectus or other document filed under the Securities Act of 1933, or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filings.