Form 10-Q
period 2014-09-28
New Media Investment Group Inc.
filed 2014-10-30
CIK 1579684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number:001-36097

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 28, 2014, 37,466,495 shares of the registrant’s common stock were outstanding.

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 28, 2014 (unaudited) and December 29, 2013	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 28, 2014 (Successor Company) and September 29, 2013 (Predecessor Company)	4

	Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 28, 2014	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 28, 2014 (Successor Company) and September 29, 2013 (Predecessor Company)	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	42

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	43

Item 1A.	Risk Factors	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults Upon Senior Securities	43

Item 4.	Mine Safety Disclosures	43

Item 5.	Other Information	43

Item 6.	Exhibits	43

	Signatures	44

Item 1.	Financial Statements

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 28, 2014	December 29, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$135,063	$31,811
Restricted cash	6,477	6,477
Accounts receivable, net of allowance for doubtful accounts of $1,557 and $349 at September 28, 2014 and December 29, 2013, respectively	73,303	71,401
Inventory	11,106	7,697
Prepaid expenses	7,298	7,986
Other current assets	12,256	11,799

Total current assets	245,503	137,171
Property, plant, and equipment, net of accumulated depreciation of $31,322 and $5,539 at September 28, 2014 and December 29, 2013, respectively	290,481	270,187
Goodwill	132,476	125,911
Intangible assets, net of accumulated amortization of $5,956 and $1,049 at September 28, 2014 and December 29, 2013, respectively	155,133	145,401
Deferred financing costs, net	3,470	8,297
Other assets	2,982	2,986

Total assets	$830,045	$689,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term liabilities	$634	$699
Current portion of long-term debt	2,250	4,312
Accounts payable	8,643	10,973
Accrued expenses	49,578	55,818
Deferred revenue	36,006	30,620

Total current liabilities	97,111	102,422
Long-term liabilities:
Long-term debt	230,025	177,703
Long-term liabilities, less current portion	5,016	4,405
Deferred income taxes	1,703	—
Pension and other postretirement benefit obligations	8,710	10,061

Total liabilities	342,565	294,591

Stockholders’ equity:
Common stock, $0.01 par value, 2,000,000,000 shares authorized at September 28, 2014 and December 29, 2013; 37,466,495 and 30,000,000 issued and 37,466,495 and 30,000,000 outstanding at September 28, 2014 and December 29, 2013, respectively	375	300
Additional paid-in capital	494,109	387,398
Accumulated other comprehensive income	458	458
(Accumulated deficit) retained earnings	(7,462)	7,206

Total stockholders’ equity	487,480	395,362

Total liabilities and stockholders’ equity	$830,045	$689,953

See accompanying notes to unaudited condensed consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Successor Company Three months ended September 28, 2014	Predecessor Company Three months ended September 29, 2013	Successor Company Nine months ended September 28, 2014	Predecessor Company Nine months ended September 29, 2013
Revenues:
Advertising	$96,761	$79,009	$275,220	$229,569
Circulation	49,802	36,857	140,274	102,370
Commercial printing and other	18,497	10,126	50,033	24,233

Total revenues	165,060	125,992	465,527	356,172
Operating costs and expenses:
Operating costs	94,070	70,826	266,540	200,824
Selling, general, and administrative	54,014	42,532	156,241	121,254
Depreciation and amortization	10,879	10,747	30,822	30,383
Integration and reorganization costs	1,133	422	1,970	1,380
Impairment of long-lived assets	—	91,599	—	91,599
Loss on sale of assets	386	9	1,074	1,052

Operating income (loss)	4,578	(90,143)	8,880	(90,320)
Interest expense	4,374	40,627	12,006	69,513
Amortization of deferred financing costs	145	281	903	803
Loss on early extinguishment of debt	—	—	9,047	—
Loss on derivative instruments	—	4	51	14
Other (income) expense	(3)	(3)	(162)	1,005
Reorganization items, net	—	9,843	—	9,843

Income (loss) from continuing operations before income taxes	62	(140,895)	(12,965)	(171,498)
Income tax expense (benefit)	4,770	(10,878)	1,703	(10,878)

Loss from continuing operations	(4,708)	(130,017)	(14,668)	(160,620)
Loss from discontinued operations, net of income taxes	—	—	—	(1,034)

Net loss	(4,708)	(130,017)	(14,668)	(161,654)
Net loss attributable to noncontrolling interest	—	865	—	865

Net loss attributable to New Media	$(4,708)	$(129,152)	$(14,668)	$(160,789)

Loss per share:
Basic and diluted:
Loss from continuing operations attributable to New Media	$(0.15)	$(2.22)	$(0.49)	$(2.75)
Loss from discontinued operations, net of income taxes, attributable to New Media	—	—	—	(0.02)

Net loss attributable to New Media	$(0.15)	$(2.22)	$(0.49)	$(2.77)
Dividends declared per share	$0.27	$—	$0.27	$—
Basic weighted average shares outstanding	30,491,250	58,077,031	30,163,750	58,068,277
Diluted weighted average shares outstanding	30,491,250	58,077,031	30,163,750	58,068,277
Comprehensive loss	$(4,708)	$(109,330)	$(14,668)	$(126,253)
Comprehensive loss attributable to noncontrolling interest	—	(865)	—	(865)

Comprehensive loss attributable to New Media	$(4,708)	$(108,465)	$(14,668)	$(125,388)

See accompanying notes to unaudited condensed consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(In thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income	(Accumulated deficit) retained earnings
	Shares	Amount				Total
Balance at December 30, 2013	30,000,000	$300	$387,398	$458	$7,206	$395,362
Net loss	—	—	—	—	(14,668)	(14,668)
Restricted share grants	15,870	—	—	—	—	—
Non-cash compensation expense	—	—	40	—	—	40
Issuance of common stock, net of underwriter’s discount	7,450,625	75	114,775	—	—	114,850
Common stock cash dividend	—	—	(8,104)	—	—	(8,104)

Balance at September 28, 2014	37,466,495	$375	$494,109	$458	$(7,462)	$487,480

See accompanying notes to unaudited condensed consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Successor Company Nine months ended September 28, 2014	Predecessor Company Nine months ended September 29, 2013
Cash flows from operating activities:
Net loss	$(14,668)	$(161,654)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	30,822	30,440
Amortization of deferred financing costs	903	803
(Loss) gain on derivative instruments, realized and unrealized	(25)	14
Non-cash compensation expense	40	25
Non-cash reorganization items, net	—	2,989
Non-cash interest related to unrealized losses upon dedesignation of cash flow hedges	—	26,313
Tax effect of the termination of derivative agreements	—	(10,302)
Non-cash interest expense	484	—
Non-cash loss on early extinguishment of debt	5,949	—
Deferred income taxes	1,703	—
Loss on sale of assets	1,074	2,207
Pension and other postretirement benefit obligations	(1,366)	(820)
Impairment of long-lived assets	—	91,599
Changes in assets and liabilities:
Accounts receivable, net	7,718	5,463
Inventory	(56)	484
Prepaid expenses	1,195	(103)
Other assets	(401)	(2,885)
Accounts payable	(4,270)	1,944
Accrued expenses	(6,087)	4,652
Deferred revenue	357	(754)
Other long-term liabilities	611	(152)

Net cash provided by (used in) operating activities	23,983	(9,737)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(3,018)	(3,242)
Proceeds from sale of assets	853	743
Acquisitions, net of cash acquired	(71,822)	—

Net cash used in investing activities	(73,987)	(2,499)

Cash flows from financing activities:
Capital contribution to Local Media	—	4,110
Payment of debt issuance costs	(4,546)	—
Borrowings under term loans	217,775	—
Borrowings under revolving credit facility	22,068	—
Repayments under long-term debt	(157,999)	(6,648)
Repayments under revolving credit facility	(32,068)	—
Payment of offering costs	(607)	—
Issuance of common stock, net of underwriter’s discount	116,737	—
Payment of dividends	(8,104)	—

Net cash provided by (used in) financing activities	153,256	(2,538)

Net increase (decrease) in cash and cash equivalents	103,252	(14,774)
Cash and cash equivalents at beginning of period	31,811	34,527

Cash and cash equivalents at end of period	$135,063	$19,753

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

Equity

In September 2014, the Company issued 7,450,625 shares of its common stock in a public offering at a price to the public of $16.25 per share for net proceeds of approximately $114,850. Certain principals of Fortress and certain of the Company’s officers and directors participated in this offering and purchased an aggregate of 224,038 shares at a price of $16.25 per share.

For the purpose of compensating the Manager (as defined below) for its successful efforts in raising capital for the Company, in connection with this offering, the Company granted options to the Manager to purchase 745,062 shares of the Company’s common stock at a price of $16.25, which had an aggregate fair value of approximately $2,963 as of the grant date. The assumptions used in valuing the options were: a 2.8% risk-free rate, a 6.6% dividend yield, 31.8% volatility and a 10 year term. The options granted to the Manager, were fully vested on the date of grant and one thirtieth of the options become exercisable on the first day of each of the following thirty calendar months, or earlier upon the occurrence of certain events, such as a change in control of the Company or the termination of the Management Agreement (as defined below). The options expire ten years from the date of issuance. The fair value of the options issued as compensation to the Manager was recorded as an increase in equity with an offsetting reduction of capital proceeds received.

For the nine months ended September 28, 2014 and September 29, 2013 the Company excluded 1,362,479 and 0 common stock warrants, 15,870 and 0 restricted stock grants, and 745,062 and 0 stock options, respectively, from the computation of diluted income per share because their effect would have been antidilutive.

Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component for the nine months ended September 28, 2014 are outlined below.

	Gain (loss) on derivative instruments	Net actuarial loss and prior service cost (1)	Total
For the nine months ended September 29, 2013, Predecessor Company:
Balance at December 30, 2012, Predecessor Company	$(45,651)	$(6,991)	$(52,642)

Other comprehensive income before reclassifications	(1,109)	1	(1,108)
Amounts reclassified from accumulated other comprehensive loss	46,760	51	46,811
Tax effect of the termination of derivative instruments	(10,302)	—	(10,302)

Net current period other comprehensive income, net of taxes	35,349	52	35,401

Balance at September 29, 2013, Predecessor Company	$(10,302)	$(6,939)	$(17,241)

For the nine months ended September 28, 2014, Successor Company:
Balance at December 29, 2013, Successor Company	$—	$458	$458

Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive income	—	—	—

Net current period other comprehensive income, net of taxes	—	—	—

Balance at September 28, 2014, Successor Company	$—	$458	$458

(1)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost and there was no amortization for the Successor Company during the nine months ended September 28, 2014 due to the impact of fresh start accounting. See Note 11.

The following table presents reclassifications out of accumulated other comprehensive income (loss) for the Successor Company for the three and nine months ended September 28, 2014 and the Predecessor Company for the three and nine months ended September 29, 2013.

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Successor Company Three months ended September 28, 2014	Predecessor Company Three months ended September 29, 2013	Successor Company Nine months ended September 28, 2014	Predecessor Company Nine months ended September 29, 2013	Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income (Loss)
Realized gain on interest rate swap agreements, designated as cash flow hedges	$—	$5,371	$—	$20,447	Interest expense
Amortization of prior service cost	—	(114)	—	(342)	(1)
Amortization of unrecognized loss	—	131	—	393	(1)
Reclassification of unrealized losses upon dedesignation of cash flow hedges	—	26,313	—	26,313	Interest expense

Amounts reclassified from accumulated other comprehensive loss	—	31,701	—	46,811	Loss from continuing operations before income taxes
Income tax expense	—	(10,302)	—	(10,302)	Income tax benefit

Amounts reclassified from accumulated other comprehensive loss, net of taxes	$—	$21,399	$—	$36,509	Net loss

(1)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost. See Note 11.

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued Accounting Standard Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which requires an unrecognized tax benefit to be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward that the entity intends to use as of the reporting date. The Company adopted the provisions of ASU No. 2013-11 in fiscal year 2014. The amendments in ASU No. 2013-11did not have a material impact on the financial statements.

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

Reorganization Items, Net

In accordance with ASC 852 the Company has segregated reorganization items related to the Plan in its Condensed Consolidated Statement of Operations and Comprehensive Income (Loss). A summary of reorganization items, net for the three and nine months ended September 29, 2013 is presented in the following table, no amounts were recorded in 2014:

	Three months ended September 29, 2013	Nine months ended September 29, 2013
Write-off of deferred financing costs	$948	$948
Credit agreement amendment fees	6,790	6,790
Bankruptcy fees	64	64
Adjustment to the allowed claim for derivative instruments	2,041	2,041

Reorganization items, net	$9,843	$9,843

For the three and nine months ended September 29, 2013, the Company paid approximately $6,854 for reorganization items. No amounts were paid in 2014.

(3) Business Combinations

The Providence Journal

On September 3, 2014, the Company completed its acquisition of the assets of The Providence Journal Company for an aggregate purchase price, including estimated working capital, of $48,686. The purchase price allocations are preliminary based upon all information available to us at the present time and are subject to working capital and other adjustments. The value assigned to property, plant and equipment, intangible assets and goodwill is preliminary and subject to the completion of valuations to determine the fair market value of the tangible and intangible assets. The final calculation of working capital and other adjustments and determination of fair values for tangible and intangible assets may result in different allocations among the various asset classes from those set forth below and any such differences could be material.

The Company accounted for the acquisition of The Providence Journal under the purchase method of accounting. The net assets, including goodwill have been recorded in the condensed consolidated balance sheet at their preliminary fair value in accordance with ASC 805. The Providence Journal acquisition was financed with $9,000 of revolving debt, $25,000 of additional term debt under the New Media Credit Agreement (as defined below), and remaining amount from operating cash. The Providence Journal consists of one daily and one weekly publications serving areas of Rhode Island. The results of operations for The Providence Journal were included in the Company’s consolidated financial statements from September 3, 2014.

The following table summarizes the preliminary fair values of The Providence Journal assets and liabilities:

Current assets	$10,100
Property, plant and equipment	32,080
Advertiser relationships	1,780
Subscriber relationships	1,510
Customer relationships	1,810
Mastheads	3,700
Goodwill	3,672

Total assets	54,652
Current liabilities	5,966

Total liabilities	5,966

Net assets	$48,686

The Company obtained a third party independent valuation to assist in the determination of the fair values of certain assets acquired and liabilities assumed. The property, plant and equipment valuation included an analysis of recent comparable sales and offerings of land parcels in each of the subject’s markets. The estimated fair value is supported by the consideration to be paid and was determined using standard generally accepted appraisal practices and valuation procedures. The valuation firm used the three basic approaches to value: the cost approach (used for equipment where an active secondary market is not available and building improvements), the direct sales comparison (market) approach (used for land and equipment where an active secondary market is available) and the income approach (used for intangible assets). These approaches used are based on the cost to reproduce assets, market exchanges for comparable assets and the capitalization of income. Useful lives range from 1 to 15 years for personal property and 4 to 28 years for real property.

The valuation utilized a relief from royalty method, an income approach, to determine the fair value of mastheads. Key assumptions utilized in this valuation include revenue projections, a royalty rate of 1.5%, long term growth rate of 0%, tax rate of 40.0% and discount rate of 21.5%. The Company valued the following intangible assets using the income approach, specifically the excess earnings method: subscriber relationships, advertiser relationships and customer relationships. In determining the fair value of these intangible assets, the excess earnings approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the asset after deducting contributory asset charges. The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value. A static pool approach using historical attrition rates was used to estimate attrition rates of 3.0% to 10.0% for advertiser relationships, subscriber relationships and customer relationships. The long term growth rate was estimated to be 0.0% and the discount rate was estimated at 22.0%. Amortizable lives range from 13 to 16 years for subscriber relationships, advertiser relationships and customer relationships, while mastheads are considered a non-amortizable intangible asset.

Trade accounts receivable, having an estimated fair value of $6,851, were included in the acquired assets. The gross contractual amount of these receivables was $7,032 and the contractual cash flows not expected to be collected was estimated at $181 as of the acquisition date.

From the date of acquisition through September 28, 2014 The Providence Journal had revenues of $6,429 and net income of $808.

For tax purposes, the amount of goodwill that is expected to be deductible is $3,672 as of September 28, 2014.

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

The Predecessor obtained third party independent valuations to assist in the determination of the fair values of certain assets acquired and liabilities assumed. The property, plant and equipment valuation included an analysis of recent comparable sales and offerings of land parcels in each of the subject’s markets. The appraised value is supported with consideration and use of standard accepted appraisal practices and valuation procedures. The valuation firm used the three basic approaches to value: the cost approach (used for equipment where an active secondary market is not available and building improvements), the direct sales comparison (market) approach (used for land and equipment where an active secondary market is available) and the income approach (used for intangible assets). These approaches used are based on the cost to reproduce assets, market exchanges for comparable assets and the capitalization of income. Useful lives range from 1 to 7 years for personal property and 17 to 38 years for real property.

The valuation utilized a relief from royalty method, an income approach, to determine the fair value of mastheads. Key assumptions utilized in this valuation include revenue projections, a royalty rate of 1.5%, long term growth rate of 0%, tax rate of 39.2%, and discount rate of 25.0%. Based on estimated discount rates, attrition levels and other available data, the advertiser and subscriber relationships were determined to have a fair value of $0.

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

For tax purposes, the amount of goodwill that is expected to be deductible is $1,187 as of September 28, 2014. This amount includes goodwill adjustments related to fresh start accounting.

Other Acquisitions

During the nine months ended September 28, 2014 the Company completed the Victorville, American Community Media Southwest Group, and Petersburg acquisitions which included seven daily, fifteen weekly publications, and eleven shoppers serving areas of California, Texas, Oklahoma, Kansas and Virginia for an aggregate purchase price, including estimated working capital, of $23,376. The rationale for the acquisition was primarily due to the attractive nature of the community newspaper assets and cash flows combined with cost saving opportunities available by clustering with the Company’s nearby newspapers.

The Company has accounted for these acquisitions under the purchase method of accounting. Accordingly, the assets acquired and liabilities assumed are recorded at their fair values. The net assets, including goodwill have been recorded in the condensed consolidated balance sheet at their estimated fair value in accordance with ASC 805.

The following table summarizes estimated fair values of the assets and liabilities:

Current assets	$3,251
Property, plant and equipment	13,166
Advertiser relationships	3,172
Subscriber relationships	1,049
Customer relationships	364
Mastheads	1,552
Goodwill	2,904

Total assets	25,458
Current liabilities	2,082

Total liabilities	2,082

Net assets	$23,376

The Company obtained third party independent valuation or performed similar calculations internally to assist in the determination of the fair values of certain assets acquired and liabilities assumed. The three basic approaches were used to estimate the fair values: the cost approach (used for equipment where an active secondary market is not available and building improvements), the direct sales comparison (market) approach (used for land and equipment where an active secondary market is available) and the income approach (used for subscriber relationships, advertiser relationships, customer relationships and mastheads).

For tax purposes, the amount of goodwill that is expected to be deductible is $2,904 as of September 28, 2014.

The estimated fair values are preliminary pending the finalization of the valuation procedures.

Pro-Forma Results

The unaudited pro forma condensed consolidated statement of operations information for 2014 and 2013, set forth below, presents the results of operations as if the consolidation of the newspapers from Local Media and The Providence Journal had occurred on December 31, 2012. These amounts are not necessarily indicative of future results or actual results that would have been achieved had the acquisitions occurred as of the beginning of such period.

	Successor Company Three months ended September 28, 2014	Predecessor Company Three months ended September 29, 2013	Successor Company Nine months ended September 28, 2014	Predecessor Company Nine months ended September 29, 2013
Revenues	$179,903	$177,000	$523,882	$525,100
Loss from continuing operations	$(4,515)	$(128,976)	$(13,563)	$(187,498)
Loss from continuing operations per common share:
Basic	$(0.15)	$(2.22)	$(0.45)	$(3.23)
Diluted	$(0.15)	$(2.22)	$(0.45)	$(3.23)

(4) Share-Based Compensation

The Company and Predecessor recognized compensation cost for share-based payments of $19, $0, $40 and $25 during the three and nine months ended September 28, 2014 and September 29, 2013, respectively. The total compensation cost not yet recognized related to non-vested awards as of September 28, 2014 was $171, which is expected to be recognized over a weighted average period of 2.46 years through March 2017.

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

As of September 28, 2014 and September 29, 2013, there were 15,870 and 0 RSGs, respectively, issued and outstanding with a weighted average grant date fair value of $14.18 and $0.00, respectively. As of September 28, 2014, the aggregate intrinsic value of unvested RSGs was $268. During the nine months ended September 28, 2014, the aggregate fair value of vested RSGs was $0.

RSG activity during the nine months ended September 28, 2014 was as follows:

	Number of RSGs	Weighted-Average Grant Date Fair Value
Unvested at December 29, 2013	—	$—
Granted	15,870	14.18

Unvested at September 28, 2014	15,870	$14.18

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

Information related to restructuring program activity for the Successor Company for the nine months ended September 28, 2014 and the two months ended December 29, 2013, and for the Predecessor Company for the ten months ended November 6, 2013 is outlined below.

	Severance and Related Costs	Other Costs (1)	Total
Balance at December 30, 2012, Predecessor Company	$684	$164	$848
Restructuring provision included in integration and reorganization	1,539	38	1,577
Cash payments	(1,738)	(207)	(1,945)

Balance at November 6, 2013, Predecessor Company	$485	$(5)	$480
Restructuring provision included in Integration and Reorganization (2)	1,758	—	1,758
Cash payments	(501)	—	(501)

Balance at December 29, 2013, Successor Company	$1,742	$(5)	$1,737
Restructuring provision included in Integration and Reorganization	2,598	—	2,598
Reversals of prior accruals included in Integration and Reorganization	(628)	—	(628)
Restructuring accrual assumed from acquisitions	302	—	302
Cash payments	(2,064)	5	(2,059)

Balance at September 28, 2014, Successor Company	$1,950	$—	$1,950

(1)	Other costs primarily included costs to consolidate operations.
(2)	Included above are amounts that were initially recognized in integration and reorganization costs and were subsequently reclassified to discontinued operations expense at the time the affected operations ceased.

The restructuring reserve balance, which is included in accrued expenses, as of September 28, 2014, for all programs was $1,950, which is expected to be paid out over the next twelve months.

The following table summarizes the costs incurred and cash paid in connection with these restructuring programs for the three and nine months ended September 28, 2014 and September 29, 2013.

	Successor Company Three Months Ended September 28, 2014	Predecessor Company Three Months Ended September 29, 2013	Successor Company Nine months Ended September 28, 2014	Predecessor Company Nine months Ended September 29, 2013
Severance and related costs	$1,133	$422	$2,598	$1,342
Reversals of prior accruals	—	—	(628)	—
Severance costs assumed from acquisition	302	—	302	—
Other costs	—	—	—	38
Cash payments	(443)	(610)	(2,059)	(1,631)

(6) Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	September 28, 2014
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Advertiser relationships	$63,364	$3,476	$59,888
Customer relationships	7,864	346	7,518
Subscriber relationships	38,655	2,109	36,546
Trade name	270	25	245

Total	$110,153	$5,956	$104,197

Nonamortized intangible assets:
Goodwill	$132,476
Mastheads	50,936

Total	$183,412

	December 29, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Advertiser relationships	$58,520	$610	$57,910
Customer relationships	5,690	59	5,631
Subscriber relationships	36,120	375	35,745
Trade name	270	5	265

Total	$100,600	$1,049	$99,551

Nonamortized intangible assets:
Goodwill	$125,911
Mastheads	45,850

Total	$171,761

As of September 28, 2014, the weighted average amortization periods for amortizable intangible assets are 15.8 years for advertiser relationships, 15.9 years for customer relationships, 15.9 years for subscriber relationships and 10.0 years for trade names. The weighted average amortization period in total for all amortizable intangible assets is 15.8 years.

Amortization expense for the Successor Company for the three and nine months ended September 28, 2014 and for the Predecessor Company for the three and nine months ended September 29, 2013 was $1,723, $5,823, $4,906 and $17,485, respectively. Estimated future amortization expense as of September 28, 2014 is as follows:

For the years ending the Sunday closest to December 31:
2014	$1,755
2015	7,022
2016	7,022
2017	7,022
2018	7,022
Thereafter	74,354

Total	$104,197

The changes in the carrying amount of goodwill for the period from December 29, 2013 to September 28, 2014 are as follows:

Balance at December 29, 2013	$125,911
Goodwill acquired in business combinations	6,576
Goodwill from divestitures	(11)

Balance at September 28, 2014	$132,476

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

The bankruptcy filing was considered a triggering event for the non amortizable intangibles and the Company performed a valuation analysis to determine if an impairment existed as of September 29, 2013. The fair values of the Company’s reporting units for goodwill and newspaper mastheads were estimated using the expected present value of future cash flows, recent industry transaction multiples and using estimates, judgments and assumptions that management believed were appropriate in the circumstances and were consistent with the terms of the Plan. The estimates and judgments used in the assessment included multiples for revenue and EBITDA, the weighted average cost of capital and the terminal growth rate. Given the bankruptcy Plan, the Company determined that discounted cash flows provided the best estimate of the fair value of its reporting units. The estimated fair value of the Large Daily reporting unit exceeded its carrying value and Step 2 of the analysis was not necessary. The Small Community reporting unit failed the Step 1 goodwill impairment analysis. The Company performed Step 2 of the analysis using consistent assumptions, as discussed above, and determined an impairment was not present for this reporting unit. The estimated fair value of each reporting unit’s mastheads exceeded their carrying values, using consistent assumptions as discussed above. The masthead fair value was estimated using the relief from royalty valuation method.

The Company considered the impairment analysis for goodwill and mastheads to be an indicator of impairment under ASC 360, and performed an analysis of its undiscounted cash flows for amortizable intangibles. For any groups where the carrying value exceeded the undiscounted cash flows a discounted cash flow analysis was performed to determine the amount of the impairment. Key assumptions within this analysis included earnings projections, discount rates, attrition rates, long term growth rates, and effective tax rate that the Company considers appropriate. Earnings projections reflected continued declines in print advertising revenue of 5.0% to 9.0% per year, which is expected to moderate in later years, growth in circulation revenue of up to 2.0% per year, and expense declines of up to 4.0% per year. Discount rates ranged from 14.5% to 17.0%, attrition rates ranged from 5.0% to 7.5%, the long term growth rate was 0% and the effective tax rate was 39.15%. The resulting cash flows were reconciled to the projections supporting the Plan.

Due to reductions in the Company’s operating projections during the third quarter in conjunction with the bankruptcy process, an impairment charge of $68,573 was recognized for advertiser relationships within the Company’s Metro and Small Community reporting units, an impairment charge of $19,149 was recognized for subscriber relationships within the Company’s Metro and Small

Community reporting units, an impairment charge of $2,077 was recognized for customer relationships within the Company’s Metro reporting unit and an impairment charge of $1,800 was recognized for trade names and publication rights within the Directories business unit. Refer to Note 12 “Fair Value Measurement” for additional information on the impairment charge.

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

As of September 28, 2014, a review of impairment indicators was performed with the Company noting that its financial results and forecast had not changed materially since the June 29, 2014 impairment test and it was determined that no indicators of impairment were present.

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

The Local Media Credit Facility was paid in full on June 4, 2014.

New Media Credit Agreement

On June 4, 2014, New Media Holdings II LLC (the “New Media Borrower”), a wholly owned subsidiary of New Media, entered into a credit agreement (the “New Media Credit Agreement”) among the New Media Borrower, New Media Holdings I LLC (“Holdings I”), the lenders party thereto, RBS Citizens, N.A. and Credit Suisse Securities (USA) LLC as joint lead arrangers and joint bookrunners, Credit Suisse AG, Cayman Islands Branch as syndication agent and Citizens Bank of Pennsylvania as administration agent which provides for (i) a $200,000 senior secured term facility (the “Term Loan Facility”) and (ii) a $25,000 senior secured revolving credit facility (of which $15,000 was drawn as of September 28, 2014),with a $5,000 sub-facility for letters of credit and a $5,000 sub-facility for swing loans, (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Senior Secured Credit Facilities”). In addition, the New Media Borrower may request one or more new commitments for term loans or revolving loans from time to time up to an aggregate total of $75,000 (the “Incremental Facility”) subject to certain conditions. On June 4, 2014, the New Media Borrower borrowed $200,000 under the Term Loan Facility (the “Term Loans”). The Term Loans mature on June 4, 2020 and the maturity date for the Revolving Credit Facility is June 4, 2019.

The proceeds of the Term Loans, which included a $6,725 original issue discount, were used to repay in full all amounts outstanding under the GateHouse Credit Facilities,the Local Media Credit Facility and to pay fees associated with the financing, with the balance going to the Company for general corporate purposes.

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

Borrowings under the Revolving Credit Facility bear interest, at the New Media Borrower’s option, at a rate equal to either (i) the Eurodollar Rate, plus an applicable margin equal to 5.25% per annum or (ii) the Base Rate, plus an applicable margin equal to 4.25% per annum, with a step down based on achievement of a certain total leverage ratio. The New Media Borrower currently uses the Eurodollar Rate option.

If any borrowings under the Incremental Facility have an all-in yield more than 50 basis points greater than the Term Loans (the “Incremental Yield”), the all-in yield for the Term Loans shall be adjusted to be 50 basis points less than the Incremental Yield. As of September 28, 2014 the New Media Credit Agreement had a weighted average interest rate of 7.13%.

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

Repayments made under the Term Loans are equal to 1.0% annually of the original principal amount in equal quarterly installments for the life of the Term Loans, with the remainder due at maturity. The New Media Borrower is permitted to make voluntary prepayments at any time without premium or penalty, except in the case of prepayments made in connection with certain repricing transactions with respect to the Term Loans effected within nine months of the closing date of the New Media Credit Agreement, to which a 1.00% prepayment premium applies. The New Media Borrower is required to repay borrowings under the Senior Secured Credit Facilities (without payment of a premium) with (i) net cash proceeds of certain debt obligations (except as otherwise permitted under the New Media Credit Agreement), (ii) net cash proceeds from non-ordinary course asset sales (subject to reinvestment rights and other exceptions), and (iii) commencing with the Company’s fiscal year started December 30, 2013, 100% of Excess Cash Flow (as defined in the New Media Credit Agreement), subject to step-downs to 50%, 25% and 0% of Excess Cash Flow based on achievement of a total leverage ratio of less than or equal to 3.00 to 1.00 but greater than 2.75 to 1.00; less than or equal to 2.75 to 1.00 but greater than 2.50 to 1.00; and less than or equal to 2.50 to 1.00, respectively.

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

On September 3, 2014, the New Media Credit Agreement was amended to provide for additional term loans under the Incremental Facility in an aggregate principal amount of $25,000 (such term loans, the “Incremental Term Loan,” and such amendment, the “Incremental Amendment”) in connection with the acquisition of the assets of The Providence Journal. The Incremental Term Loan is on terms identical to the term loans that were extended pursuant to the New Media Credit Agreement and will mature on June 4, 2020. In addition, the New Media Borrower was required to pay an upfront fee of 2.00% of the aggregate amount of the Incremental Term Loan as of the effective date of the Incremental Amendment. This amendment was considered a modification and the related $595 of fees were expensed during the quarter.

As of September 28, 2014, the Company is in compliance with all of the covenants and obligations under the New Media Credit Agreement.

Fair Value

The fair value of long-term debt under the Senior Secured Credit Facilities was estimated at $240,000 as of September 28, 2014, based on discounted future contractual cash flows and a market interest rate adjusted for necessary risks, including the Company’s own credit risk as there are no rates currently observable in publically traded debt markets of risk with similar terms and average maturities. Accordingly, the Company’s long-term debt under the Senior Secured Credit Facilities is classified within Level 3 of the fair value hierarchy.

Payment Schedule

As of September 28, 2014, scheduled principal payments of outstanding debt are as follows:

2014	$563
2015	2,250
2016	2,250
2017	2,813
2018	1,687
Thereafter	230,437

$240,000
Less: Short-term debt	2,250
Less: Remaining original issue discount	7,725

Long-term debt	$230,025

Predecessor Company

As part of the Restructuring, the Predecessor’s previous long term debt was extinguished pursuant to the Support Agreement on the Effective Date of the Plan.

2007 Credit Facility

GateHouse Media Operating, Inc. now known as GateHouse Media Operating, LLC(“Operating”), an indirect wholly-owned subsidiary of the Company, GateHouse Media Holdco, Inc. now known as GateHouse Media Holdco, LLC(“Holdco”), an indirect wholly-owned subsidiary of the Company, and certain of their subsidiaries (together, the “Borrowers”) entered into an Amended and Restated Credit Agreement, dated as of February 27, 2007, with a syndicate of financial institutions with Wells Fargo Bank, N.A., successor-by-merger to Wachovia Bank, National Association (“Wells Fargo Bank”), as administrative agent (the “2007 Credit Facility”).

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

(8) Derivative Instruments

The Company is exposed to certain risks relating to its ongoing business operations. The Company has used derivative instruments to manage its interest rate risk in the past. On February 25, 2014, the Company entered into an interest rate swap with a notional amount of $6,250, which was scheduled to mature in November 2018 to economically hedge the risk of fluctuations in interest payments with respect to the First Lien Credit Facility under the GateHouse Credit Facilities. The interest rate swap agreement was terminated on June 4, 2014 when the GateHouse Credit Facilities were paid in full. Under the swap agreement, the Company received interest equivalent to one-month LIBOR and paid a fixed rate of 1.5%, with settlements occurring monthly. The Company did not designate this swap as a cash flow hedge for accounting purposes. The gains (losses) on the swap were recorded in gain (loss) on derivative instruments on the consolidated statements of operations. The counterparty on the interest rate swap was PNC Bank, N.A.

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

The restructuring process resulted in the dedesignation of the hedging relationship as it was not probable that the forecasted transaction would occur according to the original strategy, any related amounts previously recorded in accumulated other comprehensive income (loss), net were recognized into earnings of the Predecessor as of the Petition Date. The derivative liability balances were classified as liabilities subject to compromise at the allowed claim amount. The remaining amount of other comprehensive income totaling $26,313 was recognized through earnings for the Predecessor for the ten months ended November 6, 2013. There are no derivative assets and liabilities outstanding as of September 28, 2014 and December 29, 2013.

The Effect of Derivative Instruments on the Statement of Operations and Comprehensive Income (Loss)

for the Successor Company for the Three Months Ended September 28, 2014 and for the

Predecessor Company for the Three Months Ended September 29, 2013

Derivatives in ASC 815 Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Successor Company 2014	Predecessor Company 2013
Interest rate swaps	Gain (loss) on derivative instruments	$—	$(4)

Derivatives in ASC 815 Fair Value Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Successor Company 2014	Predecessor Company 2013		Successor Company 2014	Predecessor Company 2013		Successor Company 2014	Predecessor Company 2013
Interest rate swaps	$—	$4,659	Interest income/ (expense)	$—	$31,684	Gain (loss) on derivative instruments	$—	$(4)
			Income tax benefit	$—	$(10,302)	Reorganization items, net	$—	$(2,041)

The Effect of Derivative Instruments on the Statement of Operations and Comprehensive Income (Loss)

for the Successor Company for the Nine months Ended September 28, 2014 and for the

Predecessor Company for the Nine months Ended September 29, 2013

Derivatives in ASC 815 Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Successor Company 2014	Predecessor Company 2013
Interest rate swaps	Gain (loss) on derivative instruments	$(51)	$(14)

Derivatives in ASC 815 Fair Value Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Successor Company 2014	Predecessor Company 2013		Successor Company 2014	Predecessor Company 2013		Successor Company 2014	Predecessor Company 2013
Interest rate swaps	$—	$19,339	Interest income/ (expense)	$—	$46,760	Gain (loss) on derivative instruments	$(51)	$(14)
			Income tax benefit	$—	$(10,302)	Reorganization items, net	$—	$(2,041)

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

The aggregate amount of unrealized loss related to derivative instruments recognized in other comprehensive loss as of September 28, 2014 and December 29, 2013 was $0 and $0, respectively.

(9) Related Party Transactions

As of December 29, 2013, Newcastle (an affiliate of FIG LLC (“Fortress”)) beneficially owned approximately 84.6% of the Company’s outstanding common stock. On February 13, 2014, Newcastle completed the spin-off of the Company. On February 14, 2014 New Media became a separate, publicly traded company trading on the NYSE under the ticker symbol “NEWM”. As a result of the spin-off, the fees included in the Management Agreement with the Company’s Manager became effective. As of September 28, 2014, Fortress and its affiliates owned approximately 1.7% of the Company’s outstanding stock and approximately 41.1% of the Company’s outstanding warrants.

In addition, the Company’s Chairman, Wesley Edens, is also the Co-Chairman of the board of directors of FIG LLC. The Company does not pay Mr. Edens a salary or any other form of compensation.

The Company’s Chief Operating Officer owns an interest in a company that the Successor Company and the Predecessor Company received $92, $25, $270 and $25 during the three and nine months ended September 28, 2014 and September 29, 2013, respectively, for commercial printing services which is included in commercial printing and other on the consolidated statement of operations and comprehensive income (loss).

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

The Company recognized $1,498 and $3,727 for management fees and $0 and $0 for incentive compensation within selling, general and administrative expense and $0 and $1,741 was paid to Fortress during the three and nine months ended September 28, 2014, respectively. No management fees or incentive compensation were incurred during the three and nine months ended September 29, 2013.

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

In assessing the realizability of deferred tax assets, which is included in other assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company concluded that during the nine months ended September 28, 2014, a net increase to the valuation allowance of $6,384 would be necessary to offset additional deferred tax assets. Of this amount, a $6,384 increase was recognized through the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).

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

The computation of the annual expected effective tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected operating income (loss) for the year, projections of the proportion of income (or loss), permanent and temporary differences, including the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired, or as additional information is obtained. The tax effects resulting from utilizing the annual effective tax rate for the nine months ended September 28, 2014 was determined to not be an effective method to determine the tax expense for that period. Therefore, the Company calculated its tax provision based upon year to date results.

For the nine months ended September 28, 2014, the expected federal tax benefit at 34% is $4,407. The difference between the expected tax and the effective tax expense of $1,703 is primarily attributable to the tax effect of the federal valuation allowance of $5,543, the tax benefit related to non-deductible expenses of $270, deferred tax benefits that expired of $73, and state tax benefit of $224.

The Company and its subsidiaries file a U.S. federal consolidated income tax return. The U.S. federal and state statute of limitations generally remains open for the 2010 tax year and beyond.

In accordance with ASC 740,the Company recognizes penalties and interest relating to uncertain tax positions in the provision for income taxes. As of September 28, 2014 and December 29, 2013, the Company had unrecognized tax benefits of approximately $1,109 and $1,109, respectively. The Company did not record significant amounts of interest and penalties related to unrecognized tax benefits for the periods ending September 28, 2014 and December 29, 2013. The Company does not expect significant changes in unrecognized tax benefits within the next 12 months.

(11) Pension and Postretirement Benefits

The Company maintains a pension plan and several postretirement medical and life insurance plans which cover certain employees. The Company uses the accrued benefit actuarial method and best estimate assumptions to determine pension costs, liabilities and other pension information for defined benefit plans.

The following provides information on the pension plan and postretirement medical and life insurance plans for the three and nine months ended September 28, 2014 and September 29, 2013.

	Successor Company Three Months Ended September 28, 2014		Predecessor Company Three Months Ended September 29, 2013		Successor Company Nine months Ended September 28, 2014		Predecessor Company Nine months Ended September 29, 2013
	Pension	Postretirement	Pension	Postretirement	Pension	Postretirement	Pension	Postretirement
Components of net periodic benefit costs:
Service cost	$75	$9	$75	$10	$225	$25	$225	$30
Interest cost	295	63	271	57	885	190	813	171
Expected return on plan assets	(406)	—	(340)	—	(1,218)	—	(1,020)	—
Amortization of prior service cost	—	—	—	(114)	—	—	—	(342)
Amortization of unrecognized loss	—	—	131	—	—	—	393	—

Total	$(36)	$72	$137	$(47)	$(108)	$215	$411	$(141)

For the Successor Company for the three and nine months ended September 28, 2014 and for the Predecessor Company for the three and nine months ended September 29, 2013, the Company recognized a total of $36, $90, $107, and $270 in pension and postretirement benefit expense, respectively.

The following assumptions were used in connection with the Company’s actuarial valuation of its defined benefit pension and postretirement plans for the nine months ended September 28, 2014:

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

(12) Fair Value Measurement

Fair value measurements and disclosures require the use of valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:

-	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

-	Level 2: Inputs other than quoted prices included within Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities or market corroborated inputs.

-	Level 3: Unobservable inputs for which there is little or no market data and which require the Company to develop their own assumptions about how market participants price the asset or liability.

The valuation techniques that may be used to measure fair value are as follows:

-	Market approach – Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

-	Income approach – Uses valuation techniques to convert future amounts to a single present amount based on current market expectation about those future amounts.

-	Cost approach – Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).

The following table presents financial assets and liabilities measured or disclosed at fair value on a recurring basis for the periods presented:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements	Valuation Technique
As of December 29, 2013
Assets
Cash and cash equivalents	$31,811	$—	$—	$31,811	Income
Restricted cash	6,477	—	—	6,477	Income
As of September 28, 2014
Assets
Cash and cash equivalents	$135,063	$—	$—	$135,063	Income
Restricted cash	6,477	—	—	6,477	Income

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).

During the quarter ended September 29, 2013, certain intangible assets were written down to their implied fair value using Level 3 inputs. The valuation techniques and significant inputs and assumptions utilized to measure fair value are discussed in Note 6. The fair value of select advertiser relationships was $19,120, subscriber relationships $5,310, customer relationships $270, trade names was $270, and publication rights was $0 at September 29, 2013.

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

During the quarter ended September 28, 2014, the Company consolidated the assets and liabilities of The Providence Journal and the other acquisitions under the purchase method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded at their fair value. Property plant and equipment was valued using Level 2 inputs and mastheads and goodwill were valued using Level 3 inputs. Refer to Note 3 for discussion of the valuation techniques and significant inputs and assumptions utilized and the fair value recognized.

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

Restricted cash at September 28, 2014 and December 29, 2013, in the aggregate amount of $6,477 for both periods, is used to collateralize standby letters of credit in the name of the Company’s insurers in accordance with certain insurance policies and as cash collateral for certain business operations.

(14) Discontinued Operations

For the Successor Company for the nine months ended September 28, 2014, no material publications were discontinued. The net revenue for the Predecessor Company for the three and nine months ended September 29, 2013 for previously discontinued operations was $0 and $394, respectively. Loss, net of income taxes of $0, for the Predecessor Company for the three and nine months ended September 29, 2013 for previously discontinued operations was $0 and $1,034, respectively.

(15) Subsequent Events

On October 30, 2014, the Company announced a third quarter 2014 cash dividend of $0.27 per share of Common Stock, par value $0.01 per share, of New Media. The dividend will be paid on November 20, 2014, to shareholders of record as of the close of business on November 12, 2014.

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

Our portfolio of media assets spans across 372 markets and 27 states. Our products include 450 community print publications, 372 websites, 365 mobile sites, six yellow page directories and a digital marketing services business (“Propel”). We reach over 14 million people per week and serve over 130,000 business customers.

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

Our business strategy is to be the preeminent provider of local news, information, advertising and digital services in the markets we operate in today. We aim to grow our business organically through what we believe are both our consumer and SMB strategies. We also plan to pursue strategic acquisitions of high quality local media assets at attractive valuation levels. Finally, we intend to distribute a substantial portion of our free cash flow as a dividend to stockholders, through a quarterly dividend, subject to satisfactory financial performance and approval by our Board of Directors and dividend restrictions in the New Media Credit Agreement (as defined below). The Board of Directors’ determinations regarding dividends will depend on a variety of factors, including the Company’s U.S. generally accepted accounting principles (“GAAP”) net income, free cash flow generated from operations or other sources, liquidity position and potential alternative uses of cash, such as acquisitions, as well as economic conditions and expected future financial results. The availability of free cash flow for the payment of dividends is also subject to restrictions in the New Media Credit Agreement (as defined below).

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

Our core products include:

•	92 daily newspapers with total paid circulation of approximately 871,000;

•	254 weekly newspapers (published up to three times per week) with total paid circulation of approximately 308,000 and total free circulation of approximately 711,000;

•	104 “shoppers” (generally advertising-only publications) with total circulation of approximately 2.5 million;

•	372 locally focused websites and 365 mobile sites, which extend our businesses onto the internet and mobile devices with approximately 119 million page views per month;

•	six yellow page directories, with a distribution of approximately 432,000, that covers a population of approximately 1.1 million people; and

•	Propel digital marketing services.

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

During the quarter ended September 28, 2014, we completed the acquisition of The Providence Journal with a total purchase price, including estimated working capital, $48.7 million. The acquisition included one daily and one weekly publication serving areas of Rhode Island with a daily circulation of approximately 72,000 and 96,000 on Sunday. We also completed two acquisitions of 28 publications with an aggregate circulation of approximately 54,000 and a total purchase price of $15.5 million, which includes estimated working capital. These acquisitions included five daily, twelve weekly publications, and eleven shoppers serving areas of Texas, Oklahoma, Kansas and Virginia. During the quarter ended March 30, 2014, we acquired two daily and three weekly publications in Victorville, CA for an aggregate purchase price, including estimated working capital, of $7.9 million. See Note 3 to the condensed consolidated financial statements, “Business Combinations.”

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

On the Effective Date, New Media entered into a management agreement with FIG LLC (the “Manager”), as amended and restated, (the “Management Agreement”) pursuant to which the Manager will manage the operations of New Media. The annual management fee will be 1.50% of New Media’s Total Equity (as defined in the Management Agreement) and the Manager is eligible to receive incentive compensation.

On August 27, 2013, our Predecessor entered into a management agreement (the “Local Media Management Agreement”) with and among Local Media Group Holdings LLC (“Local Media Parent”) to manage the operations of its direct subsidiary Local Media Group Inc. (“Local Media”). The Company has determined that the Local Media Management Agreement resulted in Local Media being a variable interest entity (“VIE”) and has consolidated Local Media’s financial position and results of operations from September 3, 2013. On September 3, 2013, Local Media Parent completed its acquisition of thirty three publications from News Corp Inc. Local Media was not part of the bankruptcy filing. However, as part of the Plan, Newcastle agreed to contribute 100% of the stock of Local Media Parent to New Media as of the Effective Date. The contribution was made to New Media to assign Newcastle’s rights under the stock purchase agreement to which it acquired Local Media as of the Effective Date. Consideration received by Newcastle was the New Media Common Stock collectively equal to the cost of the acquisition of Local Media by Newcastle (as adjusted pursuant to the Plan) upon emergence from Chapter 11 on the Effective Date. The Company accounted for the consolidation of Local Media under the purchase method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations”, as New Media received a controlling financial interest in Local Media as of theEffective Date.The Local Media Management Agreement was terminated effective June 4, 2014.

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

Industry

The newspaper industry and our Predecessor have experienced declining same store revenue and profitability over the past several years. As a result, we previously implemented plans to reduce costs and preserve cash flow. We have also invested in potential growth opportunities, primarily in the digital space and particularly our Propel business, among other digital initiatives. We believe the cost reductions and the new digital initiatives, together with the Restructuring, will provide the appropriate capital structure and financial resources necessary to invest in the business and ensure our future success and provide sufficient cash flow to enable us to meet our commitments for the next year.

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

Results of Operations

The following table summarizes our historical results of operations for New Media, otherwise known as the Successor Company, for the three and nine months ended September 28, 2014 and the Predecessor Company for the three and nine months ended September 29, 2013. References to “same store” results below take into account material acquisitions and divestitures of the Company by adjusting prior year performance to include or exclude financial results as if the Company had owned or divested a business for the comparable period. The Victorville, American Community Media Southwest Group, and Petersburg (“Tuck In”) acquisitions were not considered material.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	Successor Company Three months ended September 28, 2014	Predecessor Company Three months ended September 29, 2013	Successor Company Nine months ended September 28, 2014	Predecessor Company Nine months ended September 29, 2013
Revenues:
Advertising	$96,761	$79,009	$275,220	$229,569
Circulation	49,802	36,857	140,274	102,370
Commercial printing and other	18,497	10,126	50,033	24,233

Total revenues	165,060	125,992	465,527	356,172
Operating costs and expenses:
Operating costs	94,070	70,826	266,540	200,824
Selling, general, and administrative	54,014	42,532	156,241	121,254
Depreciation and amortization	10,879	10,747	30,822	30,383
Integration and reorganization costs	1,133	422	1,970	1,380
Impairment of long-lived assets	—	91,599	—	91,599
Loss on sale of assets	386	9	1,074	1,052

Operating income (loss)	4,578	(90,143)	8,880	(90,320)
Interest expense	4,374	40,627	12,006	69,513
Amortization of deferred financing costs	145	281	903	803
Loss on early extinguishment of debt	—	—	9,047	—
Loss on derivative instruments	—	4	51	14
Other (income) expense	(3)	(3)	(162)	1,005
Reorganization items, net	—	9,843	—	9,843

Income (loss) from continuing operations before income taxes	62	(140,895)	(12,965)	(171,498)
Income tax expense (benefit)	4,770	(10,878)	1,703	(10,878)

Loss from continuing operations	$(4,708)	$(130,017)	$(14,668)	$(160,620)

Three Months Ended September 28, 2014 Compared To Three Months Ended September 29, 2013

Revenue. Total revenue for the Successor Company for the three months ended September 28, 2014 increased by $39.1 million, or 31.0%, to $165.1 million from $126.0 million for the Predecessor Company for the three months ended September 29, 2013. The increase in total revenue was comprised of a $17.8 million, or 22.5%, increase in advertising revenue, a $12.9 million, or 35.1%, increase in circulation revenue, and an $8.4 million, or 82.7%, increase in commercial printing and other revenue. The increase in revenue of $39.1 million includes revenues from our Local Media Group and The Providence Journal acquisitions of $34.0 million which is comprised of $15.7 million from advertising, $11.7 million from circulation, and $6.6 million from commercial printing and other. The remaining revenue increase of $5.1 million is primarily due to Small Tuck In acquisitions and Propel growth.

Same store revenue for the Successor Company for the three months ended September 28, 2014 increased by $3.7 million, or 2.3%, to $165.1 million. The increase in same store revenue was comprised of a $1.0 million, or 1.0%, increase in advertising revenue, a $1.0 million, or 2.1%, increase in circulation revenue and a $1.7 million, or 10.5%, increase in commercial printing and other revenue. The local retail print category continues to be impacted by both secular pressures and an uncertain economic environment. The $1.7 million increase in commercial printing and other revenue is primarily the result of the growth in Propel, our small business marketing service business within GateHouse Ventures.

Operating Costs. Operating costs for the Successor Company for the three months ended September 28, 2014 increased by $23.2 million, or 32.8%, to $94.0 million from $70.8 million for the Predecessor Company for the three months ended September 29, 2013. The increase in operating costs of $23.2 million includes operating costs from acquisitions of $23.8 million, which were partially offset by a $0.6 million decrease in legacy operating costs. This decline in legacy operating costs was primarily due to a decrease in hauling and delivery, compensation, and newsprint expenses of $0.4 million, $0.3 million, and $0.3 million, respectively, which were partially offset by increases in postage of $0.4 million. On a same store basis, operating costs for the Successor Company for the three months ended September 28, 2014 increased by $1.3 million, or 1.4%, to $94.0 million.

Selling, General and Administrative. Selling, general and administrative expenses for the Successor Company for the three months ended September 28, 2014 increased by $11.5 million, or 27.0%, to $54.0 million from $42.5 million for the Predecessor Company for the three months ended September 29, 2013. The increase in selling, general and administrative expenses of $11.5 million includes selling, general and administrative expenses from acquisitions of $10.6 million. The additional $0.9 million increase in selling, general and administrative expenses was primarily due to an increase in professional and consulting fees of $0.8 million. On a same store basis, selling, general and administrative expenses for the Successor Company for the three months ended September 28, 2014 increased by $2.4 million, or 4.7%, to $54.0 million which is primarily related to acquisition closing and transition costs of $2.2 million.

Integration and Reorganization Costs. During the three months ended September 28, 2014 and September 29, 2013, we recorded integration and reorganization costs of $1.1 million and $0.4 million, respectively, primarily resulting from severance costs related to the continued consolidation of our operations resulting from our ongoing implementation of our plans to reduce costs and preserve cash flow.

Impairment of Long-Lived Assets. During the three months ended September 29, 2013 we incurred a charge of $91.6 million related to the impairment to our advertiser relationships, subscriber relationships, customer relationships and other intangible assets due to reductions in our operating projections within our various reporting units. There were no such charges during the three months ended September 28, 2014.

Interest Expense. Interest expense for the three months ended September 28, 2014 decreased by $36.3 million to $4.4 million from $40.6 million for the three months ended September 29, 2013. The decrease in interest expense was primarily due to the reclassifications out of accumulated other comprehensive income related to the write-off of the derivative instruments due to the termination of the swap agreements of $26.3 million during the three months ended September 29, 2013 and a decrease in our total outstanding debt as a result of our restructuring during 2013.

Reorganization Costs, Net. During the three months ended September 29, 2013, we recorded reorganization costs, net of $9.8 million, which was comprised of credit agreement amendment fees of $6.8 million, the adjustment of the fair value of the swaps to the allowed claim value in the amount of $2.0 million, the write-off of deferred financing costs of $1.0 million, and bankruptcy fees of $0.1 million. There were no such charges during the three months ended September 28, 2014.

Income Tax Expense (Benefit). During the three months ended September 28, 2014, we recorded an income tax expense of $4.8 million due to our tax provision being calculated based upon year-to-date results and includes the reversal of the income tax benefits recorded in the first six months of the year. During the three months ended September 29, 2013, we recorded an income tax benefit of $10.9 million, which was primarily due to the tax effect of the current year’s termination of derivative agreements.

Loss from Continuing Operations. Loss from continuing operations for the three months ended September 28, 2014 and September 29, 2013 was $4.7 million and $130.0 million, respectively. Our net loss from continuing operations decreased due to the factors noted above.

Nine months Ended September 28, 2014 Compared To Nine months Ended September 29, 2013

Revenue. Total revenue for the Successor Company for the nine months ended September 28, 2014 increased by $109.4 million, or 30.7%, to $465.5 million from $356.1 million for the Predecessor Company for the nine months ended September 29, 2013. The increase in total revenue was comprised of a $45.7 million, or 19.9%, increase in advertising revenue, a $37.9 million, or 37.0%, increase in circulation revenue, and a $25.8 million, or 106.5%, increase in commercial printing and other revenue. The increase in revenue of $109.4 million includes revenues from our Local Media Group and The Providence Journal acquisitions of $109.1 million which is comprised of $52.5 million from advertising, $36.7 million from circulation, and $19.9 million from commercial printing and other.

Same store revenue for the Successor Company for the nine months ended September 28, 2014 decreased by $1.2 million, or 0.3%, to $465.5 million. The decrease in same store revenue was comprised of a $9.7 million, or 3.4%, decrease in advertising revenue, which was partially offset by a $1.1 million, or 0.8%, increase in circulation revenue and a $7.4 million, or 17.2%, increase in commercial printing and other revenue. Same store advertising revenue declines were primarily driven by declines on the print side of our business in the local retail category due to secular pressures and a continuing uncertain economic environment. These secular trends and economic conditions have also led to a decline in our print circulation volumes, which have been offset by price increases in select locations. The $7.4 million increase in commercial printing and other revenue is primarily the result of the growth in Propel, our small business marketing service business within GateHouse Ventures.

Operating Costs. Operating costs for the Successor Company for the nine months ended September 28, 2014 increased by $65.7 million, or 32.7%, to $266.5 million from $200.8 million for the Predecessor Company for the nine months ended September 29, 2013. The increase in operating costs of $65.7 million includes operating costs from acquisitions of $70.6 million which were partially offset by a $4.9 million decrease in legacy operating costs. This decline in legacy operating costs was primarily due to a decrease in compensation, newsprint, and hauling and delivery expenses of $2.0 million, $1.5 million, and $1.3 million, respectively. On a same store basis, operating costs for the Successor Company for the nine months ended September 28, 2014 decreased by $3.8 million, or 1.4%, to $266.5 million. These decreases are the result of permanent cost reductions as we continue to work to consolidate operations and improve the productivity of our labor force.

Selling, General and Administrative. Selling, general and administrative expenses for the Successor Company for the nine months ended September 28, 2014 increased by $35.0 million, or 28.9%, to $156.2 million from $121.2 million for the Predecessor Company for the nine months ended September 29, 2013. The increase in selling, general and administrative expenses of $35.0 million includes selling, general and administrative expenses from acquisitions of $31.4 million. The additional $3.6 million increase in selling, general and administrative expenses was primarily due to an increase in professional and consulting fees of $3.5 million. On a same store basis, selling, general and administrative expenses for the Successor Company for the nine months ended September 28, 2014 increased by $6.1 million, or 4.1%, to $156.2 million, which includes $2.4 million of debt refinancing fees that did not meet capitalization requirements and $3.2 million of acquisition closing and transition costs.

Integration and Reorganization Costs. During the nine months ended September 28, 2014 and September 29, 2013, we recorded integration and reorganization costs of $2.0 million and $1.4 million, respectively, primarily resulting from severance costs related to the continued consolidation of our operations resulting from our ongoing implementation of our plans to reduce costs and preserve cash flow.

Interest Expense. Interest expense for the nine months ended September 28, 2014 decreased by $57.5 million to $12.0 million from $69.5 million for the nine months ended September 29, 2013. The decrease in interest expense was primarily due to the reclassifications out of accumulated other comprehensive income related to the write-off of the derivative instruments due to the termination of the swap agreements of $26.3 million during the nine months ended September 29, 2013 and due to the decrease in our total outstanding debt as a result of our restructuring during 2013.

Loss on Early Extinguishment of Debt. During the nine months ended September 28, 2014 we recorded a loss of $9.0 million due to the early extinguishment of long-term debt.

Income Tax Expense (Benefit). During the nine months ended September 28, 2014, we recorded an income tax expense of $1.7 million due to our tax provision being calculated based upon year-to-date results which consisted of an expense related to a deferred tax liability for indefinite-lived assets. During the nine months ended September 29, 2013, we recorded an income tax benefit of $10.9 million, which was primarily due to the tax effect of the current year’s termination of derivative agreements.

Loss from Continuing Operations. Loss from continuing operations for the nine months ended September 28, 2014 and September 29, 2013 was $14.7 million and $160.6 million, respectively. Our net loss from continuing operations decreased due to the factors noted above.

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

New Media Investment Group Inc., as a holding company, has no operations of its own and accordingly it has no independent means of generating revenue, and its internal sources of funds to meet its cash needs, including payment of expenses, are dividends and other permitted payments from our subsidiaries.The subsidiaries of New Media Investment Group Inc. have the operations that generate our revenue.

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

Dividends

On October 30, 2014, we announced a third quarter 2014 cash dividend of $0.27 per share of Common Stock, par value $0.01 per share, of New Media. The dividend will be paid on November 20, 2014, to shareholders of record as of the close of business on November 11, 2014.

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

The Local Media Credit Facility was paid in full on June 4, 2014.

New Media Credit Agreement

On June 4, 2014, New Media Holdings II LLC (the “New Media Borrower”), a wholly owned subsidiary of New Media, entered into a credit agreement (the “New Media Credit Agreement”) among the New Media Borrower, New Media Holdings I LLC (“Holdings”), the lenders party thereto, RBS Citizens, N.A. and Credit Suisse Securities (USA) LLC as joint lead arrangers and joint bookrunners, Credit Suisse AG, Cayman Islands Branch as syndication agent and Citizens Bank of Pennsylvania as administration agent which provides for (i) a $200 million senior secured term facility (the “Term Loan Facility”) and (ii) a $25 million senior secured revolving credit facility (of which $15.0 million was drawn as of September 28, 2014), with a $5 million sub-facility for letters of credit and a $5 million sub-facility for swing loans, (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Senior Secured Credit Facilities”). In addition, the New Media Borrower may request one or more new commitments for term loans or revolving loans from time to time up to an aggregate total of $75 million (the “Incremental Facility”) subject to certain conditions. On June 4, 2014, the New Media Borrower borrowed $200 million under the Term Loan Facility (the “Term Loans”). The Term Loans mature on June 4, 2020 and the maturity date for the Revolving Credit Facility is June 4, 2019. The proceeds of the Term Loans, which included a $6.7 million original issue discount, were used to repay in full all amounts outstanding under the GateHouse Credit Facilities, the Local Media Credit Facility and to pay fees associated with the financing, with the balance going to the Company for general corporate purposes.

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

On September 3, 2014, the New Media Credit Agreement was amended to provide for additional term loans under the Incremental Facility in an aggregate principal amount of $25 million (such term loans, the “Incremental Term Loan,” and such amendment, the “Incremental Amendment”) in connection with the acquisition of the assets of The Providence Journal. The Incremental Term Loan is on terms identical to the term loans that were extended pursuant to the New Media Credit Agreement and will mature on June 4, 2020. In addition, the New Media Borrower was required to pay an upfront fee of 2.00% of the aggregate amount of the Incremental Term Loan as of the effective date of the Incremental Amendment.

As of September 28, 2014, the Company is in compliance with all of the covenants and obligations under the New Media Credit Agreement.

Refer to Note 7 of the condensed consolidated financial statements for further discussion of the New Media Credit Agreement.

Cash Flows

The following table summarizes our historical cash flows.

	Successor Company Nine months ended September 28, 2014	Predecessor Company Nine months ended September 29, 2013
Cash provided by (used in) operating activities	$23,983	$(9,737)
Cash used in investing activities	(73,987)	(2,499)
Cash provided by (used in) financing activities	153,256	(2,538)

The discussion of our cash flows that follows is based on our historical cash flows for the Successor Company for the nine months ended September 28, 2014 and for the Predecessor Company for the nine months ended September 29, 2013.

Cash Flows from Operating Activities. Net cash provided by operating activities for the Successor Company for the nine months ended September 28, 2014 was $24.0 million, an increase of $33.7 million when compared to $9.7 million of cash used in operating activities for the Predecessor Company for the nine months ended September 29, 2013. This $33.7 million increase was the result of a decrease in net loss of $147.0 million, which was offset by a decrease in non-cash charges of $103.7 million and a decrease in cash provided by working capital of $9.6 million.

The $9.6 million decrease in cash provided by working capital for the Successor Company for the nine months ended September 28, 2014 when compared to the Predecessor Company for the nine months ended September 29, 2013 is primarily attributable to a decrease in accrued expenses.

The $103.7 million decrease in non-cash charges primarily consisted of a decrease in impairment of long-lived assets of $91.6 million, a decrease in non-cash interest expense related to the termination of derivative instruments of $26.3 million, a decrease in non-cash reorganization items, net of $3.0 million, a decrease in loss on sale of assets of $1.1 million, and an increase in pension and other postretirement benefit obligations of $0.5 million. These decreases were partially offset by a decrease in the tax benefit of $10.3 million related to the termination of derivative agreements, an increase in non-cash loss on early extinguishment of debt of $5.9 million, an increase in deferred income taxes of $1.7 million, and an increase in non-cash interest expense of $0.5 million, an increase in depreciation and amortization of $0.4 million, and increase in amortization of deferred financing costs of $0.1 million.

Cash Flows from Investing Activities. Net cash used in investing activities for the Successor Company for the nine months ended September 28, 2014 was $74.0 million. During the nine months ended September 28, 2014, we used $71.8 million, net of cash acquired, for acquisitions and $3.0 million for capital expenditures, which was offset by $0.8 million we received from the sale of publications and other assets.

Net cash used in investing activities for the Predecessor Company for the nine months ended September 29, 2013 was $2.5 million. During the nine months ended September 29, 2013, the Predecessor used $3.2 million for capital expenditures, which was offset by $0.7 million received from the sale of publications and other assets.

Cash Flows from Financing Activities. Net cash provided by financing activities for the Successor Company for the nine months ended September 28, 2014 was $153.3 million due to borrowings under term loans of $217.8 million, the issuance of common stock of $116.1 million from the public offering, net of underwriters’ discount and offering costs, and borrowings under the revolving credit facility of $22.1 million, which were offset by repayments under long-term debt of $158.0 million, repayments under the revolving credit facility of $32.1 million, payment of dividends of $8.1 million, and the payment of debt issuance costs of $4.5 million.

Net cash used by financing activities for the Predecessor Company for the nine months ended September 29, 2013 was $2.5 million. The net cash provided by financing activities resulted from additional paid-in capital of $4.1 million related to the VIE Local Media which was offset by a $6.6 million repayment under the 2007 Credit Facility, as amended.

Changes in Financial Position

The discussion that follows highlights significant changes in our financial position and working capital from December 29, 2013 to September 28, 2014.

Accounts Receivable. Accounts receivable increased $1.9 million from December 29, 2013 to September 28, 2014, which relates to $9.7 million of assets acquired in the nine month period ending September 28, 2014, which was partially offset by the timing of cash collections and lower same store revenue recognized in the 2014 nine month period compared to 2013.

Inventory. Inventory increased $3.4 million from December 29, 2013 to September 28, 2014, which primarily relates to acquisitions during the first nine months of 2014.

Property, Plant, and Equipment. Property, plant, and equipment increased $20.3 million during the period from December 29, 2013 to September 28, 2014, of which $45.2 million relates to assets acquired and $3.0 million used for capital expenditures, which was partially offset by depreciation of $25.9 million and $1.6 million relates to assets sold or classified as held for sale.

Goodwill. Goodwill increased $6.6 million from December 29, 2013 to September 28, 2014, which primarily relates to acquisitions during the first nine months of 2014.

Intangible Assets. Intangible assets increased $9.7 million from December 29, 2013 to September 28, 2014, of which $14.9 million relates to acquisitions during the first nine months of 2014, which was offset by $4.9 million of amortization and $0.3 million from assets sold.

Deferred Financing Costs, Net. Deferred financing costs, net decreased $4.8 million during the period from December 29, 2013 to September 28, 2014, of which $5.9 million relates to the non-cash loss on early extinguishment of debt and $0.9 million relates to amortization of deferred financing costs, which was offset by $1.7 million of new debt issuance costs that were capitalized related to the New Media Credit Agreement.

Current Portion of Long-term Debt. Current portion of long-term debt decreased $2.1 million from December 29, 2013 to September 28, 2014, due to the amortization terms within the New Media Credit Agreement (1% annually) compared to the GateHouse Credit Facilities and Local Media Credit Facility.

Accounts Payable. Accounts payable decreased $2.3 million from December 29, 2013 to September 28, 2014, which primarily relates to the timing of vendor payments. This decrease was partially offset by $1.9 million of liabilities acquired in the first nine months of 2014.

Accrued Expenses. Accrued expenses decreased $6.2 million from December 29, 2013 to September 28, 2014, due to the payment of legal fees of $6.7 million, a $4.6 million payment of a pension liability made by Local Media on behalf of the seller (an affiliate of Dow Jones & Company, Inc.) which was accrued for at December 29, 2013, and the payment of debt issuance costs of $2.6 million which were accrued at December 29, 2013. These decreases in accrued expenses were partially offset by an increase in accrued payroll of $2.3 million which relates to the timing of pay periods and an increase of work force due to acquisitions in 2014, an increase in accrued vacation of $1.7 million, $1.5 million which was acquired in the first nine months of 2014, and an increase in accrued audit fees of $1.3 million.

Deferred Revenue. Deferred revenue increased $5.4 million from December 29, 2013 to September 28, 2014, which primarily relates to liabilities acquired during the first nine months of 2014.

Long-term Debt. Long-term debt increased $52.3 million from December 29, 2013 to September 28, 2014, due to borrowings under term loans of $215.5 million, which includes a $7.2 million original issue discount, borrowings under the revolving credit facility of $22.1 million, and $0.5 million non-cash interest expense. These increases were offset by repayments under long-term debt of $152.9 million, repayments under the revolving credit facility of $32.1 million, a $0.8 million reclassification from long-term debt to current portion of long-term debt.

Deferred Income Taxes. Deferred income taxes increased $1.7 million from December 29, 2013 to September 28, 2014, which relates to current year expense related for deferred tax liability for indefinite-lived assets.

Additional Paid-in Capital. Additional paid-in capital increased $106.7 million from December 29, 2013 to September 28, 2014, which resulted from the issuance of common stock from the public offering of $116.1 million, net of underwriters’ discount and offering costs, which was partially offset by the payment of dividends of $8.1 million.

(Accumulated Deficit) Retained Earnings. Retained earnings decreased $14.7 million from December 29, 2013 to September 28, 2014, due to a net loss of $14.7 million.

Contractual Commitments

On June 4, 2014, the New Media Borrower, a wholly owned indirect subsidiary of New Media Investment Group Inc., entered into the New Media Credit Agreement among the New Media Borrower, Holdings, the lenders party thereto, RBS Citizens, N.A. and Credit Suisse Securities (USA) LLC as joint lead arrangers and joint bookrunners, Credit Suisse AG, Cayman Islands Branch as syndication agent and Citizens Bank of Pennsylvania as administration agent which provides for (i) a $200 million Term Loan Facility and (ii) a $25 million Revolving Credit Facility, which may be used for the issuance of one or more letters of credit from time to time and one or more swing line loans from time to time. In addition, the New Media Borrower may request additional commitments under a $75 million Incremental Facility. On June 4, 2014, the New Media Borrower borrowed $200 million under the Term Loan Facility. The Term Loans mature on June 4, 2020 and the maturity date for the Revolving Credit Facility is June 4, 2019.

The proceeds of the Term Loans were used to repay in full all amounts outstanding under (i) the GateHouse First Lien Credit Facility dated as of November 26, 2013, among GMIH, the additional borrowers named therein, the guarantors named therein, PNC Bank, National Association, as administrative agent, Crystal Financial LLC, as term loan B agent, and the lenders and other parties thereto, (ii) the GateHouse Second Lien Credit Facility dated as of November 26, 2013, among GMIH, the guarantors named therein and Mutual Quest Fund as lender and (iii) the Credit Agreement dated as of September 3, 2013, among Local Media Group, Inc., Local Media Group Holdings LLC, the subsidiary borrowers named therein, Capital One Business Credit Corp. as administrative agent and collateral agent, and the lenders and other parties thereto, as amended by Amendment No. 1 on October 17, 2013 and by Amendment No. 2 on February 28, 2014.

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

The Senior Secured Credit Facilities are unconditionally guaranteed by Holdings and certain subsidiaries of the New Media Borrower (collectively, the “Guarantors”) and is required to be guaranteed by all future material wholly-owned domestic subsidiaries, subject to certain exceptions. All obligations under the New Media Credit Agreement are secured, subject to certain exceptions, by substantially all of the New Media Borrower’s assets and the assets of the Guarantors, including (a) a pledge of 100% of the equity interests of the New Media Borrower and the Guarantors (other than Holdings), (b) a mortgage lien on the New Media Borrower’s material real property and that of the Guarantors and (c) all proceeds of the foregoing.

Repayments made under the Term Loans are equal to 0.25% of the original principal amount in equal quarterly installments for the life of the Term Loans, with the remainder due at maturity. The New Media Borrower is permitted to make voluntary prepayments at any time without premium or penalty, except in the case of prepayments made in connection with certain repricing transactions with respect to the Term Loans affected within six months of the closing date of the New Media Credit Agreement, to which a 1.00% prepayment premium applies. The New Media Borrower is required to repay borrowings under the Senior Secured Credit Facilities (without payment of a premium) with (i) net cash proceeds of certain debt obligations (except as otherwise permitted under the New Media Credit Agreement), (ii) net cash proceeds from non-ordinary course asset sales (subject to reinvestment rights and other exceptions), and (iii) commencing with the Company’s fiscal year started December 30, 2013, 100% of Excess Cash Flow (as defined in the New Media Credit Agreement), subject to step-downs to 50%, 25% and 0% of Excess Cash Flow based on achievement of total leverage ratios of 3:00 to 1.00, 2:75 to 1.00 and 2.50 to 1.00, respectively.

The New Media Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to Holdings, the New Media Borrower and the New Media Borrower’s subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, fundamental changes, dispositions, and dividends and other distributions. The New Media Credit Agreement contains a financial covenant that requires Holdings, the New Media Borrower and the New Media Borrower’s subsidiaries to maintain a maximum total leverage ratio of 3.25 to 1.00. The New Media Credit Agreement contains customary events of default. The foregoing descriptions of the Senior Secured Credit Facilities are qualified in their entirety by reference to the Senior Secured Credit Facilities. The New Media Credit Agreement was amended on July 17, 2014 to cure an omission.

On September 3, 2014, the New Media Borrower, Holdings and certain of Holdings’ subsidiaries entered into an amendment to the New Media Borrower’s senior secured credit facilities (the “Incremental Amendment”) with the several banks and other financial institutions or entities party thereto as the incremental term lenders (the “Incremental Term Lenders”) and Citizens Bank of Pennsylvania, as administrative agent. By entering into the Incremental Amendment, the Incremental Term Lenders agreed to provide additional dollar-denominated term loans in an aggregate principal amount of $25 million (the “Incremental Term Loan”), which was used to finance a portion of The Providence Journal acquisition. The Incremental Term Loan is on terms identical to the term loans that were extended pursuant to the New Media Credit Agreement and will mature on June 4, 2020.

In addition, the New Media Borrower is required to pay an upfront fee of 2.00% of the aggregate amount of the Incremental Term Loan as of the effective date of the Incremental Amendment.

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

Limitations of Adjusted EBITDA

Adjusted EBITDA has limitations as an analytical tool. It should not be viewed in isolation or as a substitute for GAAP measures of earnings or cash flows. Material limitations in making the adjustments to our earnings to calculate Adjusted EBITDA and using this non-GAAP financial measure as compared to GAAP net income (loss), include: the cash portion of interest/financing expense, income tax (benefit) provision and charges related to impairments of long lived assets, which may significantly affect our financial results.

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

The table below shows the reconciliation of loss from continuing operations to Adjusted EBITDA for the periods presented:

	Successor Company Three months ended September 28, 2014		Predecessor Company Three months ended September 29, 2013	Successor Company Nine months ended September 28, 2014		Predecessor Company Nine months ended September 29, 2013
	(in thousands)
Loss from continuing operations	$(4,708)		$(130,017)	$(14,668)		$(160,620)
Income tax expense (benefit)	4,770		(10,878)	1,703		(10,878)
Loss on derivative instruments	—		4	51		14
Loss on early extinguishment of debt	—		—	9,047		—
Amortization of deferred financing costs	145		281	903		803
Interest expense	4,374		40,627	12,006		69,513
Impairment of long-lived assets	—		91,599	—		91,599
Depreciation and amortization	10,879		10,747	30,822		30,383

Adjusted EBITDA from continuing operations	$15,460	(a)	$2,363 (b)	$39,864	(c)	$20,814 (b)

(a)	Adjusted EBITDA for the three months ended September 28, 2014 included net expenses of $6,233 related to non-cash compensation, transaction and project costs, and other expense of $4,714, integration and reorganization costs of $1,133 and a $386 loss on the sale of assets.
(b)	Adjusted EBITDA for the three months ended September 29, 2013 included net expenses of $16,965, related to non-cash compensation, transaction and project costs, and other expense of $16,534, integration and reorganization costs of $422 and a $9 loss on the sale of assets.
(c)	Adjusted EBITDA for the nine months ended September 28, 2014 included net expenses of $15,218 related to non-cash compensation, transaction and project costs, and other expense of $12,174, integration and reorganization costs of $1,970 and a $1,074 loss on the sale of assets.
(d)	Adjusted EBITDA for the nine months ended September 29, 2013 included net expenses of $25,036, related to non-cash compensation, transaction and project costs, and other expense of $22,604, integration and reorganization costs of $1,380 and a $1,053 loss on the sale of assets.

Adjusted EBITDA also does not include $123 from our discontinued operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the nine month period ended September 28, 2014, there were no material changes to the quantitative and qualitative disclosures about market risk that were presented in Item 7A of our Annual Report on Form 10-K for the year ended December 29, 2013.

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

NEW MEDIA INVESTMENT GROUP INC.

Date: October 30, 2014	/s/ Gregory W. Freiberg
Gregory W. Freiberg
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit No.	Description

2.7	Asset Purchase Agreement, dated as of July 22, 2014, among The Providence Journal Company, as Seller, and LMG Rhode Island Holdings, Inc., as Buyer (incorporated herein by reference to Exhibit 2.1 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed September 3, 2014).

10.45	First Amendment to Credit Agreement, dated as of September 3, 2014, among New Media Holdings I LLC, New Media Holdings II LLC, the loan parties party thereto, the several banks and other financial institutions or entities party thereto as incremental term lenders, and Citizens Bank of Pennsylvania, as administrative agent (incorporated by reference to Exhibit 10.1 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed September 3, 2014).

31.1	Rule 13a-14(a)/15d-14(d) Certification of Principal Executive Officer under the Securities Exchange Act of 1934 (included herewith).

31.2	Rule 13a-14(a)/15d-14(d) Certification of Principal Financial Officer under the Securities Exchange Act of 1934 (included herewith).

32.1	Section 1350 Certifications (included herewith).

* 101.INS	XBRL Instance Document

* 101.SCH	XBRL Taxonomy Extension Schema

* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

* 101.DEF	XBRL Taxonomy Extension Definition Linkbase

* 101.LAB	XBRL Taxonomy Extension Label Linkbase

* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Pursuant to Rule 406T of Regulation S-T, the information in this exhibit shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement, prospectus or other document filed under the Securities Act of 1933, or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filings.