Form 10-K
period 2014-12-28
New Media Investment Group Inc.
filed 2015-03-06
CIK 1579684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 28, 2014

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant on June 27, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $403.5 million. The market value calculation was determined using a per share price of $13.66, the price at which the registrant’s common stock was last sold on the New York Stock Exchange on such date. For purposes of this calculation, shares held by non-affiliates excludes only those shares beneficially owned by the registrant’s executive officers, directors, and stockholders owning 10% or more of the registrant’s outstanding common stock (and, in each case, their immediate family members and affiliates).

As of March 3, 2015, 44,466,495 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company’s fiscal year-end, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

NEW MEDIA INVESTMENT GROUP INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 28, 2014

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

Forward-looking statements are based on management’s current expectations and beliefs and are subject to a number of known and unknown risks, uncertainties and other factors that could lead to actual results materially different from those described in the forward-looking statements. We can give no assurance that our expectations will be attained. Our actual results, liquidity and financial condition may differ from the anticipated results, liquidity and financial condition indicated in these forward-looking statements. These forward looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause our actual results to differ, possibly materially from expectations or estimates reflected in such forward-looking statements, including, among others:

•	general economic, market and political conditions;

•	our ability to grow our digital business and digital audience and advertiser base;

•	the potential adverse effects of the Restructuring (as defined below);

•	the risk that we may not realize the anticipated benefits of our recent or potential future acquisitions, including the Halifax Acquisition (as defined below);

•	the availability and cost of capital for future investments;

•	our ability to pay dividends consistent with prior practice or at all;

•	our ability to realize the benefits of the Management Agreement (as defined below);

•	the competitive environment in which we operate;

•	our ability to recruit and retain key personnel.

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

General Overview

New Media Investment Group Inc. (“New Media,” “Company,” “us,” or “we”), was formed as a Delaware corporation on June 18, 2013. Pursuant to the Restructuring, Newcastle Investment Corp. (“Newcastle”) owned approximately 84.6% of New Media until February 13, 2014, upon which date Newcastle distributed the shares that it held in New Media to its shareholders on a prorata basis. New Media had no operations until November 26, 2013, when it assumed control of GateHouse Media, LLC (formerly known as GateHouse Media, Inc.) (“GateHouse” or “Predecessor”) and Local Media Group Holdings LLC (“Local Media Parent”). GateHouse was determined to be the predecessor to New Media, as the operations of GateHouse comprise substantially all of the business operations of the combined entities. Both New Media and Newcastle are externally managed and advised by an affiliate of Fortress Investment Group LLC (“Fortress”).

New Media is a company that owns, operates and invests in high quality local media assets. We have a particular focus on owning and acquiring strong local media assets in small to mid-size markets. With our collection of assets, we focus on two large business categories; consumers and small to medium size businesses (“SMBs”).

Our portfolio of media assets today spans across 379 markets and 27 states. Our products include 452 community print publications, 379 websites, 360 mobile sites and six yellow page directories. We reach over 14 million people per week and serve over 140,000 business customers.

We are focused on growing our consumer revenues primarily through our penetration into the local consumer market that values comprehensive local news and receives their news primarily from our products. We believe our rich local content, our strong media brands, and multiple platforms for delivering content will impact our reach into the local consumers leading to growth in subscription income. We also believe our focus on smaller markets will allow us to be a dominant provider of valuable, unique local news to consumers in those markets. We believe that one result of our local consumer penetration in these smaller markets will be transaction revenues as we link consumers with local businesses. For our SMB business category, we focus on leveraging our strong local media brands, our in-market sales force and our high consumer penetration rates with a variety of products and services that we believe will help SMBs expand their marketing, advertising and other digital lead generation platforms. We also believe our strong position in our local markets will allow us to develop other products that will be of value to our SMBs in helping them run and grow their businesses.

Our business strategy is to be the preeminent provider of local news, information, advertising and digital services in the markets we operate in today. We aim to grow our business organically through what we believe are both our consumer and SMB strategies. We also plan to pursue strategic acquisitions of high quality local media assets at attractive valuation levels. Finally, we intend to distribute a substantial portion of our free cash flow as a dividend to stockholders through a quarterly dividend, subject to satisfactory financial performance, approval by our board of directors (the “Board of Directors”) and dividend restrictions in the New Media Credit Agreement (as defined below). The Board of Directors’ determinations regarding dividends will depend on a variety of factors, including the Company’s U.S. generally accepted accounting principles (“GAAP”) net income, free cash flow generated from operations or other sources, liquidity position and potential alternative uses of cash, such as acquisitions, as well as economic conditions and expected future financial results. On July 31, 2014, we announced a second quarter 2014 cash dividend of $0.27 per share of New Media Common Stock (as defined below). The dividend was paid on August 21, 2014 to shareholders of record as of the close of business on August 12, 2014. On October 30, 2014, we announced a third quarter 2014 cash dividend of $0.27 per share of New Media Common Stock. The dividend was paid on November 20, 2014, to shareholders of record as of the close of business on November 12, 2014.

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

Central to our business strategy is our digital marketing services business called Propel Marketing (“Propel”). We launched the business in 2012 and have seen rapid growth since then. Revenues have grown from $1 million in 2012 to $18.3 million in 2014. We believe Propel and its digital marketing service products, combined with our strong local brands and in market sales force, position this business to be a key component to our overall organic growth strategy.

We believe that Propel will allow us to capitalize on the following opportunities in the marketplace:

There are approximately 27 million SMBs in the U.S. according to the 2011 U.S. Census data. Of these, approximately 26.7 million have 20 employees or less.

Many of the owners and managers of these SMBs do not have resources or expertise to navigate the fast evolving digital marketing sector, but are increasingly aware of the need to establish and maintain a digital presence in order to stay connected with current and future customers.

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

Our core products include:

•	93 daily newspapers with total paid circulation of approximately 842,000;

•	256 weekly newspapers (published up to three times per week) with total paid circulation of approximately 297,000 and total free circulation of approximately 741,000;

•	103 “shoppers” (generally advertising-only publications) with total circulation of approximately 2.6 million;

•	379 locally focused websites and 360 mobile sites, which extend our businesses onto the internet and mobile devices with approximately 119 million page views per month;

•	six yellow page directories, with a distribution of approximately 430,000, that cover a population of approximately 1.1 million people; and

•	Propel digital marketing services.

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

We believe the large number of publications we have, our focus on smaller markets, and our geographic diversity also provide the following benefits to our strategy:

•	Diversified revenue streams, both in terms of customers and markets;

•	Operational efficiencies realized from clustering of business assets;

•	Operational efficiencies realized from centralization of back office functions;

•	Operational efficiencies realized from improved buying power for key operating cost items through our increased size and scale;

•	Ability to provide consistent management practices and ensure best practices; and

•	Less competition and high barriers to entry.

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

Our operating costs consist primarily of labor, newsprint, and delivery costs. Our selling, general and administrative expenses consist primarily of labor costs. Compensation represents just under 50% of our operating expenses. Over the last few years, we have worked to drive efficiencies through centralization of back office functions, outsourcing and leveraging our scale to purchase more effectively. Additionally, we have taken steps to cluster our operations, thereby increasing the usage of facilities and equipment while increasing the productivity of our labor force. We expect to continue to employ these steps as part of our business and clustering strategy.

Local Media Acquisition

Newcastle acquired Local Media Group Inc. (formerly known as Dow Jones Local Media Group, Inc.) (“Local Media”) on September 3, 2013 from News Corp. Inc. and contributed to New Media 100% of the stock of Local Media Parent (which owns all of Local Media’s stock) on GateHouse’s emergence from bankruptcy on November 26, 2013 (the “Effective Date”). Local Media is the publisher of locally-based print and online media. Local Media publishes eight daily community newspapers and seventeen weekly papers in seven states in the New England, Mid-Atlantic and Pacific Coast regions of the United States. Local Media also publishes associated internet sites, magazines and other news and advertising niche publications and offers commercial print and household distribution services. As of December 28, 2014, the Local Media portfolio of products had a daily circulation of 293,000, as well as 1.8 million average daily unique visitors to its local websites. Local Media has five print production facilities which are located in Hyannis, Massachusetts; Middletown, New York; Medford, Oregon; Portsmouth, New Hampshire; and Stockton, California.

In exchange for the contribution of Local Media, Newcastle received shares of common stock, par value $0.01 per share, of New Media (“New Media Common Stock” or our “Common Stock”), equal in value to the cost of the acquisition of Local Media by Newcastle (“Local Media Acquisition”). Local Media Parent became a wholly owned subsidiary of New Media.

GateHouse managed the assets of Local Media pursuant to a management and advisory agreement (“Local Media Management Agreement”). The agreement had a two-year term, with automatic renewal for successive two-year periods unless terminated. While the agreement was in effect, GateHouse received an annual management fee of $1.1 million, subject to adjustments (up to a maximum annual management fee of $1.2 million), and an annual incentive compensation fee based on exceeding EBITDA targets of Local Media. The Local Media Management Agreement was terminated effective June 4, 2014.

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

Restructuring and Spin-off from Newcastle Investment Corp.

We acquired our operations as part of the restructuring (the “Restructuring”) of our Predecessor, GateHouse. On September 27, 2013, GateHouse commenced the Restructuring in which it sought confirmation of its bankruptcy plan sponsored by Newcastle, as the holder of the majority of the Outstanding Debt (as defined as follows). The Plan relates to the Restructuring of our Predecessor’s obligations under the amended and restated credit agreement by and among certain affiliates of GateHouse, the lenders from time to time thereto and Cortland Products Group, as administrative agent, dated February 27, 2007 (as amended, the “2007 Credit Facility”) and certain interest rate swaps (collectively, the “Outstanding Debt”). The Bankruptcy Court confirmed the reorganization plan (the “Plan”) on November 6, 2013 and GateHouse consequently emerged from Chapter 11 protection on November 26, 2013.

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

On the Effective Date (1) GateHouse became our wholly-owned subsidiary as a result of (a) the cancellation and discharge of the currently outstanding equity interests in GateHouse (the holders of which received warrants issued by New Media) and (b) the issuance of equity interests in the reorganized GateHouse to New Media; (2) Local Media Parent, which was a wholly-owned subsidiary of Newcastle, following the Local Media Acquisition became a wholly-owned subsidiary of New Media as a result of Newcastle’s transfer of Local Media Parent to New Media; (3) New Media entered into the Management Agreement with our Manager, (4) New Media entered into the GateHouse Management and Advisory Agreement (the “GateHouse Management Agreement”) with GateHouse; and (5) all of GateHouse’s Outstanding Debt was cancelled and discharged and the holders of the Outstanding Debt received, at their option, their pro rata share of the (i) Cash-Out Offer and/or (ii) New Media Common Stock and the net proceeds of the two certain Term Loan and Security Agreements dated November 26, 2013 (the “GateHouse Credit Facilities”). Pursuant to the Cash-Out Offer, Newcastle offered to buy the claims of the holders of the Outstanding Debt. As a result of these transactions, Newcastle owned 84.6% of New Media as of the Effective Date. The GateHouse Management Agreement was terminated effective June 4, 2014.

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

Each share of Newcastle common stock outstanding as of 5:00 PM, Eastern Time, on February 6, 2014, the Record Date, entitled the holder thereof to receive 0.07219481485 shares of our Common Stock (the “Distribution” or the “spin-off”). The spin-off was completed on February 13, 2014. Immediately thereafter, we became a publicly traded company independent from Newcastle trading on the New York Stock Exchange (the “NYSE”) under the ticker symbol “NEWM.”

Acquisitions

On June 30, 2014, we completed two acquisitions of 20 publications with a total purchase price of $15.85 million, which includes estimated working capital. The acquisitions included six daily, ten weekly publications, and four shoppers serving areas of Texas, Oklahoma, Kansas and Virginia with an aggregate circulation of approximately 54,000. The acquisitions were funded with $9.85 million of cash and $6 million from the Revolving Credit Facility (as defined below).

On September 3, 2014, we completed the acquisition of The Providence Journal with a total purchase price of $46 million. The acquisition included one daily and two weekly publications serving areas of Rhode Island with a daily circulation of approximately 72,000 and 96,000 on Sunday.

On December 1, 2014, we completed the acquisition of Foster’s Daily Democrat along with other publications and related assets for $5.4 million in cash, including estimated working capital, from the Foster family. The publications are located around Dover, NH, and the daily newspaper has a circulation of approximately 12,000.

Subsequent Events

Acquisitions

On January 9, 2015, we completed the acquisition of substantially all of the assets from Halifax Media Group (“Halifax Media”) for an aggregate purchase price of $280 million, subject to working capital adjustments (the “Halifax Acquisition”). $17 million of the purchase price is being held in an escrow account, to be available for application against indemnification and certain other obligations of the sellers arising during the first twelve months following the closing, with the remainder not so applied or subject to claims being delivered to the sellers after such twelve months. The acquisition includes 24 daily publications, 13 weekly publications, and 5 shoppers serving areas of Alabama, Florida, Louisiana, Massachusetts, North Carolina, and South Carolina with a daily circulation of approximately 635,000 and 752,000 on Sunday.

We financed the Halifax Acquisition with a combination of cash on hand, debt financing from the proceeds of incremental loans under the New Media Credit Agreement and the assumption of debt from Halifax Media.

On February 19, 2015, we reached an agreement to purchase substantially all of the assets of Stephens Media, LLC (“Stephens Media”) for $102.5 million in cash, plus working capital. We intend to fund the acquisition with cash on the balance sheet and available capacity under the New Media Credit Agreement. Stephens Media is a leading newspaper publisher operating eight daily newspapers, over 65 weekly and niche publications, and more than 50 websites serving communities throughout the United States. The assets have a combined average daily circulation of approximately 221,000 and 244,000 on Sunday. We anticipate the deal will close in the first quarter of 2015 subject to customary closing conditions; however, there can be no assurance as to the timing or the occurrence of the closing.

Common Stock Offering

On January 20, 2015, we completed the sale of 7,000,000 shares of our common stock, including the 104,400 shares of our common stock sold to certain of our officers and directors and an officer of the Manager. The gross proceeds of the sale were approximately $152 million, before deducting underwriting discounts and commissions and offering expenses. In connection with this offering, we issued to an affiliate of our Manager 700,000 options to purchase shares of our common stock.

On February 24, 2015, the Company’s Board of Directors granted 196,164 shares of restricted stock to employees under the Incentive Plan.

Amendments to New Media Credit Agreement

On January 9, 2015, in connection with the Halifax Acquisition, the New Media Credit Agreement was amended to provide for additional term loans and revolving commitments under the Incremental Facility (as defined below) in a combined aggregate principal amount of $152 million and to make certain amendments to the Revolving Credit Facility (as defined below). On January 20, 2015, we repaid the outstanding loans under the Incremental Facility and these commitments were terminated.

On February 13, 2015, the New Media Credit Agreement was amended to, amongst other things, replace the outstanding Term Loans, 2014 Incremental Term Loans and 2015 Incremental Term Loan with a new class of replacement term loans (the “Replacement Term Loans”) which are subject to a 1.00% prepayment premium for any prepayments made in connection with certain repricing transactions with respect to the Replacement Term Loans effected within six months of the date of the amendment.

Dividends

On February 26, 2015, the Company announced a fourth quarter 2014 cash dividend of $0.30 per share of New Media Common Stock. The dividend will be paid on March 19, 2015, to shareholders of record as of the close of business on March 11, 2015.

Management Agreement

On March 6, 2015, the Company’s Independent Directors on the Board approved an amendment to the Management Agreement. The amended Management Agreement is included as exhibit 10.39 in this Annual Report on Form 10-K.

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

The opportunity created by the digital extension of the core audience makes local digital advertising an attractive complement for existing print advertisers, while opening up opportunities to attract new local advertisers that have not previously advertised with local publications. In addition, we believe that national advertisers have an interest in reaching buyers on a hyper-local level and, although they historically have not been significant advertisers in community publications, we believe the digital media offers them a powerful medium to reach local audiences. This opportunity is further enhanced by our behavioral targeting products, which allow advertisers to reach specific demographics of our audience and follow that audience across multiple websites, delivering advertisements across the platforms. Further, digital marketing services businesses are poised to benefit from the rise in internet marketing spend, which grew 17% between 2012 and 2013, and 242% between 2005 and 2013, according to the 2014 IAB Internet Advertising Revenue Report.

We believe that a strong digital business will enhance our revenues. In addition, we believe that we have the expertise and sales resources to help other businesses maximize their digital opportunities. Accordingly, we have launched our digital marketing services business, Propel, designed to help SMBs utilize the digital space to generate leads, interact with consumers and grow their businesses. New Media’s digital revenue derived from advertising circulation, and other revenue has grown since the launch of Propel in 2012. New Media’s digital revenue was $57.9 million for the year ended December 28, 2014, a 19.1% growth as compared with the same period in 2013, which had digital revenue of $48.6 million. Of this, $18.5 million, or 32.0% of digital revenue for the year ended December 28, 2014 was attributable to Propel. See “Risk Factors—Risks Related to Our Business—We have invested in growing our digital business, including Propel, but such investments may not be successful, which could adversely affect our results of operations.”

We anticipate that the digital marketing services sector will continue to grow as SMBs move from print to digital marketing in connection with consumers spending more time online. According to the 2011 U.S. Census data, there are approximately 27 million SMBs in the US, 26.7 million of the SMBs have 20 employees or less, and these businesses are expected to spend $36 billion on digital marketing by 2015 (according to the 2014 U.S. Local Media Forecast by BIA/Kelsey). Owners of these businesses often lack the resources and expertise to navigate the digital marketing services sector. Recent studies done by Google Places For Businesses in 2012 and the Small Business Sentiment Survey by Yodle in 2013 indicate that although 89% of consumers expect all businesses to have a website and 97% of consumers search for local businesses online, 52% of SMBs do not have a website and 90% do not have a mobile website. Further, 60% of SMBs with websites were found to not have a phone number on their home page according to the 2012 BIA/Kelsey. Propel offers SMBs digital services, including website design, search engine optimization, mobile websites, social media, retargeting and other advertising services. Our Predecessor believed, and we too believe, that Propel is well positioned to assist SMBs in the digital space and expect Propel to contribute meaningfully to future revenue growth. Propel is also able to leverage the more than 1,000 New Media sales representatives within the local markets served.

Circulation

Overall daily newspaper print circulation, including national and urban newspapers, has been declining slowly over the past several years. Small and midsize local market newspapers have generally had smaller declines and more stability in their paid print circulation volumes due to the relevant and unique hyper-local news they produce combined with less competition than larger markets. In addition, we believe this unique and valuable hyper-local content along with multiple delivery platforms now available will allow smaller market newspapers to continue to raise prices, leading to stable circulation revenues. Data and technology now available to newspapers allow them to target pricing more at the household level rather than purely by market. This will lead to more effective pricing strategies and enhance stability for circulation revenues. According to the Newspaper Association of America, pay meters and pricing helped the newspaper industry grow circulation revenue by 9% from 2011 to 2013.

Our Strengths

High Quality Assets with Leading Local Businesses. Our publications benefit from a long history in the communities we serve as one of the leading, and often sole, providers of comprehensive and in-depth local content. More than 84% of our daily newspapers have been published for more than 100 years and 100% have been published for more than 50 years. This has resulted in brand recognition for our publications, reader loyalty and high local audience penetration rates, which are highly valued by local advertisers. We continue to build on long-standing relationships with local advertisers and our in-depth knowledge of the consumers in our local markets. We believe our local news content is unique and highly valued by consumers who live in our markets, and there are limited, and in some cases no competing sources of local content for our target customers.

Large Locally Focused Sales Force. We have large and well known “in-market” local sales forces in the markets we serve, consisting of over 1,000 sales representatives, including 40 dedicated to Propel and 16 third party sales affiliations. Our sales forces are generally among the largest locally oriented media sales forces in their respective communities. We have long-standing relationships with many local businesses and have the ability to be face to face with most local businesses due to these unique characteristics we enjoy. We believe our strong brands combined with our “in-market” presence give us a distinct advantage in selling and growing in the digital services sector given the complex nature of these products. We also believe that these qualities provide leverage for our sales force to grow additional future revenue streams in our markets, particularly in the digital sector.

Ability to Acquire and Integrate New Assets. We have created a national platform for consolidating local media businesses and have demonstrated an ability to successfully identify, acquire and integrate local media asset acquisitions. We have acquired over $1.7 billion of assets since 2006. We have acquired both traditional newspaper and directory businesses. We have a scalable infrastructure and platform to leverage for future acquisitions.

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

Local Business Profile Generates Significant Cash Flow. Our local business profile will allow us to generate significant recurring cash flow due to our diversified revenue base and high operating profit margins and maintain our low capital expenditure and working capital requirements. As a result of the Restructuring of GateHouse (the “Restructuring”), which extinguished GateHouse’s obligations under the 2007 Credit Facility (as defined below) and certain interest rate swaps secured thereunder on November 6, 2013, the confirmation date of the pre-packaged plan under Chapter 11 of Title 11 of the United States Bankruptcy Code (the “Plan”), our interest and debt servicing expenses are significantly lower than GateHouse’s interest and debt servicing expenses. As of December 28, 2014, our debt structure consists of the New Media Credit Agreement. We currently estimate that we will have significant free cash flow totaling $110 to $130 million in 2015, which includes cash flow from the Halifax Acquisition, which we believe will lead to stockholder value creation through our investments in organic growth, investments in accretive acquisitions and the return of cash to stockholders in the form of dividends, subject to approval by our Board of Directors. We further believe the strong cash flows generated and available to be invested will lead to consistent future dividend growth.

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

A key component of our strategy is to acquire and operate traditional local media businesses and transform them from print-centric operations to dynamic multi-media operations through our existing online advertising and digital marketing services businesses. We will also leverage our existing platform to operate these businesses more efficiently. We believe all of these initiatives will lead to revenue and cash flow growth for New Media and will enable us to pay dividends to our stockholders. We intend to distribute a substantial portion of our free cash flow as a dividend to stockholders, through a quarterly dividend, subject to satisfactory financial performance, approval by our Board of Directors and dividend restrictions in the New Media Credit Agreement. The Board of Directors’ determinations regarding dividends will depend on a variety of factors, including the Company’s GAAP net income, free cash flow generated from operations or other sources, liquidity position and potential alternative uses of cash, such as acquisitions, as well as economic conditions and expected future financial results. The key elements of our strategy include:

Maintain Our Leading Position in the Delivery of Proprietary Local Content in Our Communities. We seek to maintain our position as a leading provider of unique local content in the markets we serve and to leverage this position to strengthen our relationships with both readers and local businesses, thereby increasing penetration rates and market share. A critical aspect of this approach is to continue to provide local content that is not readily obtainable elsewhere and to be able to deliver that content to our customers across multiple print and digital platforms.

Grow Our New Digital Marketing Services Business. We plan to scale and expand our new recently created digital marketing services business, Propel. We believe Propel will allow us to sell digital marketing services to SMBs both in and outside existing New Media markets. The SMB demand for digital service solutions is great and represents a rapidly expanding opportunity. According to 2011 U.S. census data, there are approximately 27 million SMBs in the U.S. and, according to a 2014 U.S. Local Media Forecast by BIA/Kelsey, revenues for digital marketing are expected to grow to $35 billion in 2015, representing a 13.1% growth rate. Owners of SMBs often lack the resources and expertise to navigate the digital marketing services sector, with 52% of SMBs not having a website and 90% not having mobile-friendly websites according to a Yodle Small Business Sentiment Survey in 2013. We believe local SMBs will turn to our trusted local media brands to help them navigate through developing their digital marketing presence and strategy. We believe our “in-market” sales presence and strong local brands give us a distinct advantage to being the leading local provider of digital marketing services, through Propel.

Pursue Strategic Accretive Acquisitions. We intend to capitalize on the highly fragmented and distressed local print industries which have greatly reduced valuation levels. We initially expect to focus our investments primarily in the local newspaper sector in small to mid-size markets. We believe we have a strong operational platform as well as a scalable digital marketing services business, Propel. This platform, along with deep industry specific knowledge and experience that our management team has can be leveraged to reduce costs, stabilize the core business and grow digital revenues at acquired properties. The size and fragmentation of the addressable print media market place in the United States, the greatly reduced valuation levels that exist in these industries, and our deep experience make this an attractive place for our initial consolidation focus and capital allocation. Over the longer term we also believe there may be opportunity to diversify and acquire these types of assets internationally, as well as other traditional local media assets such as broadcast TV, out of home advertising (billboards) and radio, in the United States and internationally. We also believe there may be opportunities to acquire other strong businesses that have local sales force and SMB customer relationships or digital product companies, both of which could quickly scale for Propel.

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

The newspaper industry has experienced declining revenue and profitability over the past several years due to, among other things, advertisers’ shift from print to digital media following the consumer shift, and general market conditions. GateHouse, our Predecessor, was affected by this trend and experienced net losses of $160.8 million during the nine month period ended September 29, 2013 and $29.8 million during the fiscal year ended December 30, 2012. Total revenue decreased by 1.9% to $356.2 million for the nine months ended September 29, 2013 and 5.1% to $488.6 million for the year ended December 30, 2012. The Restructuring significantly reduced New Media’s interest expense. In addition, New Media intends to focus its business strategy on building its digital marketing business and growing its online advertising business, which we believe will offset some of the challenges experienced by GateHouse. With its improved capital structure and digital focus, combined with its strengths and strategy and dividend strategy, we believe that New Media will be able to grow stockholder value. However, there can be no assurance of this. See “Risk Factors” under Item 1A of this Annual Report on Form 10-K.

Challenges

We will likely face challenges commonly encountered by recently reorganized entities, including the risk that even under our improved capital structure, we may not be profitable.

As a publisher of locally based print and online media, we face a number of additional challenges, including the risks that:

•	the growing shift within the publishing industry from traditional print media to digital forms of publication may compromise our ability to generate sufficient advertising revenues;

•	investments in growing our digital business may not be successful, which could adversely affect our results of operations;

•	our advertising and circulation revenues may decline if we are unable to compete effectively with other companies in the local media industry; and

•	we may not be able to successfully acquire local print media assets at attractive valuations due to a rise in valuations from a more competitive landscape of acquirors.

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

Overview of Operations

We operate in four publication groups: Small Community Newspapers, Metros, Large Daily Newspapers and Local Media. We also operate over 379 related websites and 360 mobile sites.

The following table sets forth information regarding our publications.

	Number of Publications			Circulation (1)
Operating Group	Dailies	Weeklies	Shoppers	Paid	Free	Total Circulation
Small Community Newspapers	62	113	74	314,028	1,423,467	1,737,495
Metro Newspapers	7	118	6	229,575	490,299	719,874
Large Daily Newspapers	12	3	11	257,155	543,514	800,669
Local Media	12	22	12	338,095	861,474	1,199,569

Total	93	256	103	1,138,853	3,318,754	4,457,607

(1)	Circulation statistics are estimated by our management as of December 28, 2014.

Small Community Newspaper Group. Our Small Community Newspaper group encompasses publications typically located in communities that have a population less than 35,000 people, in the states of Illinois, Missouri, Kansas, Michigan, California, Minnesota, Arkansas, New York, Louisiana, Pennsylvania, West Virginia, Colorado, Nebraska, Oklahoma, North Dakota, Tennessee, and Iowa. There are a total of 62 daily newspapers, 113 weekly newspapers and 74 shoppers. In addition to a good geographic mix, we benefit from a diverse economic and employment base across this group.

From the western shore of Lake Michigan to the eastern shore of the Mississippi River and running over 400 miles north to south, Illinois is a picture of manufacturing, agricultural and recreational diversity. Coupled with major daily newspapers from our Large Daily Newspaper Group in Rockford, Peoria, and the state capital of Springfield, we are the largest publishing company in Illinois. Twenty paid daily newspapers, 30 paid weekly newspapers, and 17 shoppers provide coverage across the state which, is supported by four print production facilities.

La Junta in the southeastern part of the state represents the Colorado properties. Along with La Junta we also serve Bent County and Fowler and produce the weekly agricultural newspaper, The Ag Journal.

We are represented in California by two daily newspapers in Ridgecrest and Yreka, five paid weekly papers in Dunsmuir, Mt. Shasta, Weed, Gridley and Taft, and three shoppers in Gridley, Mt. Shasta and Ridgecrest. These publications reach from northern California through the southern desert and China Lake naval base in Ridgecrest.

The greatest concentration of circulation and market presence in Missouri is in the northern part of the state where we operate five daily newspapers, four weekly newspapers and five shoppers. We serve the 22,000 square mile area from Hannibal, on the state’s eastern border, to the western border and from Columbia in the south to the Iowa border in the north. Local employers include the University of Missouri and other colleges, local and federal governments, State Farm Insurance and 3M.

Our southern Missouri operations are clustered around Lake of the Ozarks. Located midway between Kansas City and St. Louis and approximately 90 miles from Springfield, Missouri, our three daily newspapers, seven weekly newspapers and three shoppers that serve the Lake of the Ozarks area reach approximately 165,000 people.

Located in southwest Missouri and southeast Kansas is our Joplin cluster with four daily and six weekly newspapers and four shoppers, serving a population of approximately 170,000. There are several colleges and universities in the area, a National Guard Fort, several large medical centers and a diverse mix of retail businesses, including the 120-store Northpark Mall.

This group also includes our Kansas City cluster with nine publications (two daily and five weekly newspapers and two shoppers) located in the eastern Kansas cities of Leavenworth and Lansing and on the Missouri side and Independence. The Leavenworth Times was one of our original daily newspapers and the balance of the cluster was acquired afterward. In addition, we secured the military publication, The Fort Leavenworth Lamp, in Fort Leavenworth. The Kansas City cluster is home to several prominent companies, including Hallmark, H&R Block, Sprint, Cerner, Garmin, and the University of Kansas.

The Wichita cluster consists of two dailies, five weeklies and three shoppers in the towns of Augusta, El Dorado, Pratt, Wellington, Newton and McPherson near Wichita, Kansas. The clustering of the small dailies in this area allows the group to sell advertisers a package providing access to multiple communities. Major aircraft manufacturers Boeing, Bombardier, Cessna and Raytheon have facilities nearby and McConnell Air Force Base is a major component of the local economy.

Also located in the southwest is our American Consolidated Media Southwest Group with 26 publications (four daily and eleven weekly newspapers and eleven shoppers). The American Consolidated Media Southwest Group consists of two distinct operations. The first is a collection of small-market dailies and companion publications in central Texas and northeastern Oklahoma. The second is a well-established shopper group serving the growing cities of the Rio Grande Valley in south Texas.

We also have clusters in and around Grand Forks, North Dakota (home to the Grand Forks Air Force Base and the University of North Dakota), Iowa, where Cargill, ConAgra, Kraft, Winnebago and Fort Dodge Animal Health, a division of Wyeth, each maintain significant operations.

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

Our Baton Rouge cluster consists of three weeklies and three shoppers in the southeastern Louisiana cities of Donaldsville, Gonzales, and Plaquemine. Numerous petrochemical companies such as BASF, Exxon Mobil and Dow Chemical, plus universities including Louisiana State, support the local economies.

In southwestern New York, our operations are centered around five publications based in Steuben County. In Corning, The Leader, a 6,185 circulation daily newspaper, dominates the eastern half of the county and shares its hometown namesake with Corning Incorporated. The Hornell Evening Tribune circulates daily throughout the western half of the county. Situated directly between these two dailies in the county seat of Bath is the 10,850 circulation Steuben Courier, a free-distribution weekly. The Pennysaver Plus, a standalone shopper, solidifies this flagship group.

We also have a strong presence in the print advertising markets in three other New York counties that surround Steuben. In Allegany County to the west, the Wellsville Daily Reporter and its shopper, the Pennysaver Plus, cover most households. In Livingston County to the north, the Pennysaver Plus and the Genesee Country Express complement one another with combined circulation of 24,201. In Yates County to the north and east, The Chronicle-Express and Chronicle Ad-Visor shopper distribute weekly to nearly 13,403 households centered around the county seat of Penn Yan.

In nearby Chemung County, the 17,712 circulation Horseheads Shopper anchors our presence in this area. The majority of the southwestern New York cluster parallels Interstate 86 across the central southern tier of New York State, which is benefiting from continued improvement and expansion under an omnibus federal highway appropriations bill. Moreover, the cluster has several colleges and universities nearby, including Cornell University, Ithaca College, Elmira College and Houghton College.

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

We have a strong presence in southern Michigan where five of our dailies, Adrian, Coldwater, Holland, Hillsdale and Sturgis, along with two weeklies and seven shoppers blanket the southern tier of the state and into Indiana. The 10,762 circulation Holland Sentinel is the flagship publication of the group. This area has several large employers, including Delphi, ConAgra, Tecumseh Products, Kellogg, JCI, Herman Miller, Hayworth, Gentex, Jackson State Prison, and a number of colleges and universities.

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

The following table sets forth information regarding the number of publications and production facilities in the Small Community Newspaper Group:

	Publications			Production Facilities
State of Operations	Dailies	Weeklies	Shoppers
Illinois	15	30	10	2
Missouri	11	14	10	5
Texas	3	8	10	3
Kansas	5	9	7	1
Michigan	8	2	10	4
California	2	5	3	1
Minnesota	1	7	5	0
Arkansas	3	11	0	2
New York	3	4	7	0
Louisiana	1	8	4	1
Pennsylvania	2	4	2	2
West Virginia	1	2	2	2
Colorado	1	3	0	1
Nebraska	0	2	1	0
Oklahoma	3	2	2	2
Virginia	1	1	0	1
North Dakota	1	0	1	1
Tennessee	1	0	0	0
Iowa	0	1	0	0

Total	62	113	74	28

Metro Newspaper Group. Our Metro Newspaper Group includes publications that are typically within 50 miles of a metropolitan area with total population greater than 1.0 million people in the states of Massachusetts, New York, and Delaware. We are one of the largest community newspaper publishers in Massachusetts by number of daily publications and also publish a large concentration of weekly newspapers, serving 113 communities in markets across eastern Massachusetts. The three largest daily newspapers in this region are: The Patriot Ledger (founded in 1837 with circulation of 25,937), the Enterprise (founded in 1880 with circulation of 14,919) and the MetroWest Daily News (founded in 1897 with circulation of 13,035). We also have over 170 web sites, with more than 5.0 million average combined monthly unique visitors in Massachusetts.

Many of the towns within our Massachusetts footprint were founded in the 1600s and our daily and weekly newspapers in the region have long been institutions within these communities. In fact, our Massachusetts publications have 29 daily and weekly newspapers that are over 100 years old. The Boston designated market area is the eighth largest market in the United States with 2.5 million households and 6.5 million people, and ranks first nationally in concentration of colleges and universities. Massachusetts has more than 1.0 million households in the region earning greater than $75,000, and a substantial homeownership rate. We reach 1.4 million readers in the eastern Massachusetts market. Eastern Massachusetts is also an employment center for technology, biotechnology, healthcare and higher education.

In New York we operate and own a combination of 16 publications in Suburban Rochester that span four counties and have a combined circulation of 127,177. This market has a tourism industry and is known for boutique wineries and recreational activities. The flagship of Messenger Post Media is the 7,825 circulation Daily Messenger in Canandaigua.

The Delaware cluster publishes seven weekly newspapers and various specialty papers that cover most of the state of Delaware, and range from suburban Wilmington in the north to Georgetown, Delaware at the southern end of the state. Circulation for the cluster is primarily free, and totals approximately 95,331 weekly.

The following table sets forth information regarding the number of publications and production facilities in the Metro Newspaper Group:

	Publications			Production Facilities
State of Operations	Dailies	Weeklies	Shoppers
Massachusetts	6	100	2	2
New York	1	11	4	2
Delaware	0	7	0	1

Total	7	118	6	5

Large Daily Newspaper Group. Our Large Daily Newspaper Group includes publication clusters in communities that typically have more than 35,000 people and are greater than 50 miles from a major metropolitan area. These publications are in Illinois, New York, Ohio, and Connecticut with a total of 12 daily newspapers, 3 weekly newspapers and 11 shoppers. In addition to a good geographic mix, we benefit from a diverse economic and employment base across this group.

Approximately 85 miles to the west of Chicago, Illinois is the Rockford Register Star supported by its 58,722 daily paid circulation base and its total market coverage (“TMC”) product The Weekly, with six zoned editions. The Rockford Register Star operates successful websites that receives a monthly average of over 2.7 million page views.

The Journal (Freeport, IL) Standard is published Tuesdays through Sundays. The newspaper’s coverage area includes Caroll, Jo Daviess, Ogle and Stephenson counties. The newspaper has a daily circulation of 5,923 and a Sunday circulation of 6,472. The Journal Standard also publishes a website journalstandard.com and receives a monthly average of 982,000 page views and monthly unique visitors over 165,000.

The Peoria Journal Star with its daily paid circulation of 53,045 is the dominant newspaper in Peoria, Tazewell and Woodford Counties and is also distributed in an additional 17 surrounding counties. There are two shoppers—JS Shopper and Pekin Extra—which have a combined weekly circulation of 94,566. The Peoria facility provides print services to our neighboring New Media publications and commercial printing for Lee Enterprises’ The Pantagraph. The market includes manufacturing facilities for Caterpillar and Komatsu, and higher education at Bradley University, Illinois Central College and Midstate College. Peoria has a large medical community including OSF Healthcare, Methodist Medical Center, Proctor Hospital, University Of Illinois College Of Medicine and St. Jude Children’s Hospital Midwest Affiliate. It has agricultural facilities Archer Daniels Midland, LG Seeds and the USDA Ag Lab. The Journal Star has pjstar.com and pjstar.mobi with combined monthly average of page views of over 6.0 million per month. The combined average monthly unique visitors are over 935,000.

The Springfield State Journal-Register with a daily paid circulation of 30,068 and a Sunday paid circulation of 39,352 covers the state capital of Illinois. The daily paid circulation includes a branded edition of 2,665 of the Lincoln Courier. The State Journal-Register also has successful web sites with monthly unique visitors of more than 1.0 million.

The Ohio cluster is anchored in Canton, Ohio and covers Stark and Tuscarawas Counties. It is comprised of three daily newspapers, one weekly publication and two shoppers. The Repository is a 45,325 daily newspaper that covers the entire area of Stark County. The Dover New Philadelphia Times Reporter is a 14,951 daily publication located 40 miles south of Canton in Tuscarawas County. The Massillon Independent is a 7,642

circulation daily that circulates in western Stark County. The Suburbanite is a 32,600 weekly publication that circulates in the affluent northern Stark County area. The Ohio facility also provides commercial print services to the Akron Beacon Journal. The Ohio cluster has very successful web sites with more than 1.3 million combined monthly unique visitors. Together the newspapers and web sites dominate their local markets.

The Central New York cluster is anchored by the Observer-Dispatch in Utica, New York which has circulation of 24,116 daily and 32,060 Sunday subscribers. The Utica operations include one daily and two weekly newspapers in Hamilton. Utica also has web sites with combined monthly unique visitors of more than 506,000. Other dailies in this group are located in Herkimer and Little Falls. The Utica and Herkimer County operations take advantage of numerous synergies in printing, circulation, and advertising.

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

The following table sets forth information regarding the number of publications and production facilities in the Large Daily Newspaper Group:

	Publications			Production Facilities
State of Operations	Dailies	Weeklies	Shoppers
Illinois	5	0	7	2
New York	3	2	1	0
Ohio	3	1	2	2
Connecticut	1	0	1	0

Total	12	3	11	4

Local Media. Local Media operates in six publication group clusters: the (1) New York/Pennsylvania Media Group, (2) Southeastern Massachusetts Media Group, (3) Seacoast Media Group (Coastal New Hampshire and Maine cluster), (4) San Joaquin Media Group (Stockton, California cluster), (5) Southern Oregon Media Group and (6) The Providence Journal Group.

New York/Pennsylvania Media Group. This cluster includes the Hudson Valley Media Group and the Pocono Mountains Media Group.

The Hudson Valley Media Group publishes one paid daily, two free weekly newspapers, and one shopper. The flagship publication of the Hudson Valley Media Group is the Times Herald-Record. The Times Herald-Record, with a daily circulation of 52,507, is the premier daily and Sunday local paper in Orange County, NY.

The Pocono Mountains Media Group publishes one paid daily, one free weekly newspaper, and one shopper. The flagship publication of the Pocono Mountains Media Group is the Pocono Record. The Pocono Record, with a daily circulation of 14,945, is the premier daily and Sunday local paper in the Pocono Mountains area.

Southeastern Massachusetts Media Group. This cluster includes the Cape Cod Media Group, the Southcoast Media Group and the Nantucket Island Media Group.

The Cape Cod Media Group publishes one paid daily, one paid weekly newspaper and one shopper. The flagship publication of the Cape Cod Media Group is the Cape Cod Times. The Cape Cod Times, with a daily circulation of 33,579 is the premier daily and Sunday local paper on Cape Cod. The Barnstable Patriot, the paid weekly newspaper, has a weekly circulation of 2,178.

The Southcoast Media Group publishes one paid daily newspaper, four paid weekly newspapers and two shoppers. The flagship publication of the Southcoast Media Group is the Standard-Times. The Standard-Times, with a daily circulation of 19,431, is the premier daily and Sunday local paper in the New Bedford, MA area. The other paid weeklies, the Spectator, the Chronicle, the Middleboro Gazette and the Advocate, have weekly circulations of 3,186, 1,609, 3,236 and 683, respectively.

The Nantucket Island Media Group publishes The Inquirer and Mirror. With a weekly circulation of 6,854, it has the largest circulation of any island newspaper.

Seacoast Media Group. The Seacoast Media Group publishes two paid daily and seven paid weekly newspapers. The flagship publication of the Seacoast Media Group is the Portsmouth Herald. The Portsmouth Herald, with a daily circulation of 9,058, is the premier daily and Sunday local paper in coastal New Hampshire. Seacoast Sunday, the Sunday paper, has a Sunday circulation of 12,822. The Hampton Union and the Exeter News-Letter, the two newspapers published three times a week, have weekly circulations of 2,799 and 3,748, respectively. The two paid weekly newspapers, the York County Coast Star and the York Weekly, have weekly circulations of 2,056 and 1,386, respectively.

San Joaquin Media Group. The San Joaquin Media Group publishes one paid daily, one free weekly paper, and two shoppers. The flagship publication of the San Joaquin Media Group is the Record. The Record, with a daily circulation of 30,663, is the premier daily and Sunday local paper in the Stockton, CA area.

Southern Oregon Media Group. The Southern Oregon Media Group publishes two paid daily papers and one shopper. The flagship publication of the Southern Oregon Media Group is the Medford Mail Tribune. The Medford Mail Tribune, with a daily circulation of 19,541, is the premier daily and Sunday local paper in southern Oregon. The other paid daily paper, the Ashland Daily Tidings, has a daily circulation of 1,252.

The Providence Journal Group. The Providence Journal Group publishes one paid daily newspaper and one shopper. The Providence Journal is the preeminent newspaper in its market and the oldest continuously-published daily newspaper in the United States. Its market includes all of Rhode Island as well as seven cities and towns in Bristol County Massachusetts with a daily circulation of 93,682.

The following table sets forth information regarding the number of publications and production facilities in the Local Media Group:

	Publications			Production Facilities
State of Operations	Dailies	Weeklies	Shoppers
Massachusetts	2	7	3	1
California	3	4	5	1
New Hampshire	2	5	0	1
New York	1	2	1	1
Oregon	2	0	1	1
Pennsylvania	1	1	1	0
Maine	0	3	0	0
Rhode Island	1	0	1	1

Total	12	22	12	6

Directories

The core of our directory portfolio is comprised of the three yellow page directories, which are located in and around the Sacramento, California area, primarily in Roseville, California. The three directories have an aggregate circulation of approximately 358,000 and service Roseville, Auburn/Grass Valley/Nevada City and Folsom/El Dorado/Placerville, reaching four counties within the Sacramento region.

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

Revenue

Our operations generate three primary types of revenue: (i) advertising, (ii) circulation (including home delivery subscriptions, single copy sales and digital subscriptions) and (iii) other (primarily commercial printing and digital marketing services). In 2014, these revenue streams accounted for approximately 59%, 30% and 11%, respectively, of our total revenue. The contribution of advertising, circulation and other revenue to our total revenue for New Media, known as the Successor Company for the year ended December 28, 2014, two months ended December 29, 2013 and the Predecessor Company for the ten months ended November 6, 2013 and year ended December 30, 2012 was as follows:

	Successor Company		Predecessor Company
	Year Ended December 28, 2014	Two Months Ended December 29, 2013	Ten Months Ended November 6, 2013	Year Ended December 30, 2012
(in thousands)
Revenue:
Advertising	$385,399	$63,340	$265,078	$330,881
Circulation	195,661	29,525	118,810	131,576
Commercial printing and other	71,263	10,366	29,402	26,097

Total revenue	$652,323	$103,231	$413,290	$488,554

Advertising

Advertising revenue, which includes revenue generated from online and mobile products, is the largest component of our revenue, accounting for approximately 59%, 63% and 68% of our total revenue in 2014, 2013 and 2012, respectively. We categorize advertising as follows:

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

Substantially all of our advertising revenue is derived from a diverse group of local retailers and local classified advertisers, resulting in very limited customer concentration. No single advertiser accounted for more than 1% of our total revenue in 2014, 2013 or 2012 and our 20 largest advertisers account for less than 10% of total revenue.

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

Circulation

Our circulation revenue is derived from home delivery sales to subscribers, single copy sales at retail stores and vending racks and boxes, and digital subscriptions. We own 93 paid daily publications that range in circulation from approximately 400 to 94,000 and 181 paid weekly publications that range in circulation from approximately 100 to 15,000. Circulation revenue accounted for approximately 30%, 29% and 27% of our total revenue in 2014, 2013 and 2012, respectively.

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

We encourage subscriber use of EZ Pay, a monthly credit card charge or direct bank debit payment program, which has led to higher retention rates for subscribers. We also use an active stop-loss program for all expiring subscribers. Additionally, in order to improve our circulation revenue and circulation trends, we periodically review the need for quality enhancements, such as:

•	Consumer research to better understand local content of interest;

•	Increasing the amount of unique hyper-local content;

•	Increasing the use of color and color photographs;

•	Improving graphic design, including complete redesigns;

•	Developing creative and interactive promotional campaigns;

•	Improving customer service and company wide customer retention efforts; and

•	Better use of demographic data to specifically target pricing and customer acquisition opportunities.

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

Other

We provide commercial printing services to third parties on a competitive bid basis as a means to generate incremental revenue and utilize excess printing capacity. These customers consist primarily of other publishers that do not have their own printing presses and do not compete with our publications. We also print other commercial materials, including flyers, business cards and invitations. Additionally, this category includes Propel which provides internet marketing solutions for SMBs. Other sources of revenue, including commercial printing and Propel, accounted for approximately 11%, 8% and 5% of our total revenue in 2014, 2013 and 2012, respectively.

Printing and Distribution

We own and operate 43 print facilities. Our print facilities produce 9 publications on average and are generally located within 60 miles of the communities served. By clustering our production resources or outsourcing where cost beneficial, we are able to reduce the operating costs of our publications while increasing the quality of our small and midsize market publications that would typically not otherwise have access to high quality production facilities. We also believe that we are able to reduce future capital expenditure needs by having fewer overall pressrooms and buildings. We believe our superior production quality is critical to maintaining and enhancing our position as the leading provider of local news coverage in the markets we serve. As other print media businesses look to reduce costs, we believe we have the opportunity to leverage our unutilized press time to grow our commercial print customer base and revenue.

The distribution of our daily newspapers is typically outsourced to independent, locally based, third-party distributors that also distribute a majority of our weekly newspapers and non-newspaper publications. We continuously evaluate lower cost options for newspaper delivery. In addition, certain of our shopper and weekly publications are delivered via the U.S. Postal Service.

Availability of Raw Materials for Our Business - Newsprint

The basic raw material for our publications is newsprint. We generally maintain only a 45 to 55-day inventory of newsprint.

Historically, the market price of newsprint has been volatile, reaching a high of approximately $823 per metric ton in 2008 and a low of $410 per metric ton in 2002. However, from 2010 to 2014 there was much less volatility in newsprint pricing and our Predecessor and us benefited from negotiating a fixed annual price for a majority of its newsprint. The average market price of newsprint during 2014 was approximately $605 per metric ton.

In 2013 our Predecessor consumed approximately 42,800 metric tons of newsprint (inclusive of commercial printing) and the cost of our newsprint consumption totaled approximately $27.5 million. In contrast, in 2014, we consumed approximately 57,300 metric tons of newsprint (inclusive of commercial printing) and the cost of our newsprint consumption totaled approximately $36.2 million. Our newsprint expense typically averages less than 10% of total revenue, which we believe generally compares favorably to larger, metropolitan newspapers.

For our 2013 and 2014 purchases of newsprint we and our Predecessor negotiated a fixed price for approximately 95% and 95%, respectively, of our newsprint tons which allowed our Predecessor and us to eliminate some of the volatility of the market price. We expect to purchase 95% of our newsprint with a fixed price again in 2015.

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

In the southern regions of this group we believe our publications are generally the dominant media. Our major competition comes from regional daily newspapers, specifically: The Advocate in Baton Rouge, Louisiana; The American Press in Lake Charles, Louisiana; The Joplin Globe; and the Wichita Eagle. The community newspapers operate generally in isolated markets where the American Consolidated Media newspapers are by far the leading sources of local news and print advertising. We also face competition from numerous other daily and weekly papers, local radio stations, shopping guides, directories and niche publications.

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

Local Media. Local Media operates in 14 local markets across the United States. We believe our publications in these markets are generally the dominant media and that each have an audience far larger than the competitors. Daily newspapers owned by Gannett Company, Inc. (Poughkeepsie Journal in Poughkeepsie, NY) and 21st Century Media, Inc. (Daily Freeman in Kingston, NY), compete within the New York market. Our Cape Cod and New Bedford, Massachusetts newspapers experience competition similar to the Metro Newspaper Group. Their territories border with the Boston Globe and boston.com, a metropolitan daily and website, respectively, but they remain dominant in their markets. The Providence Journal is the dominant daily newspaper in the market. Daily newspaper operators in the state include the Edward Sherman Company, which owns the Newport Daily News and numerous non-dailies serving the Newport Rhode Island area and Sun Publishing Company, owner of the Westerly Sun and three non-dailies in the state. RISN Operations publish four daily papers and five weekly publications serving communities in Providence County and Rhode Island. Three other companies publish more than 16 weeklies in Rhode Island. The Providence market has seven local network television stations and three major radio station operators, one cable company and numerous print and online niche publications.

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

Employees

As of December 28, 2014, we employed 6,133 employees. We employ union personnel at a number of our core publications representing 923 employees. As of December 28, 2014, there were 30 collective bargaining agreements covering union personnel. Most of our unionized employees work under collective bargaining agreements that expire in 2017. We believe that relations with our employees are generally good and we have had no work stoppages at any of our publications.

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

List of New Media’s Dailies, Weeklies, Shoppers, Websites and Directories

As of December 28, 2014, New Media’s dailies, weeklies, shoppers, websites and directories were as listed below. New Media maintains registered trademarks in many of the masthead names listed below. Maintaining such trademarks allows us to exclusively use the masthead name to the exclusion of third parties.

Small Community Newspaper Group

State	City	Masthead	Circulation Type
Illinois	Benton	Benton Evening News www.bentoneveningnews.com	Daily
	Canton	Daily Ledger www.cantondailyledger.com	Daily
	Carmi	The Carmi Times www.carmitimes.com	Daily
	Du Quoin	Du Quoin Evening Call www.duquoin.com	Daily
	El Dorado	El Dorado Daily Journal	Daily
	Galesburg	The Register-Mail www.galesburg.com	Daily
	Harrisburg	The Daily Register www.dailyregister.com	Daily
	Kewanee	Star-Courier www.starcourier.com	Daily
	Macomb	McDonough County Voice www.mcdonoughvoice.com	Daily
	Marion	The Daily Republican www.dailyrepublicannews.com	Daily
	Monmouth	Daily Review Atlas www.reviewatlas.com	Daily
	Olney	The Olney Daily Mail www.olneydailymail.com	Daily
	Pekin	Pekin Daily Times www.pekintimes.com	Daily
	Pontiac	Daily Leader www.pontiacdailyleader.com	Daily
	West Frankfort	Daily American www.dailyamericannews.com	Daily
	Abingdon	Abingdon Argus-Sentinel www.eaglepublications.com	Paid Weekly
	Aledo	The Times Record www.aledotimesrecord.com	Paid Weekly
	Augusta	Augusta Eagle-Scribe www.eaglepublicatons.com	Paid Weekly
	Cambridge	Cambridge Chronicle www.cambridgechron.com	Paid Weekly
	Carmi	The Weekly Times	Paid Weekly
	Chester	Randolph County Herald Tribune www.randolphcountyheraldtribune.com	Paid Weekly
	Christopher	The Progress	Paid Weekly
	Du Quoin	Du Quoin News	Paid Weekly
	Du Quoin	Ashley News	Paid Weekly

State	City	Masthead	Circulation Type
	Fairbury	The Blade	Paid Weekly
	Flora	Advocate Press www.advocatepress.com	Paid Weekly
	Galva	Galva News www.galvanews.com	Paid Weekly
	Geneseo	The Geneseo Republic www.geneseorepublic.com	Paid Weekly
	Murphysboro	Murphysboro American www.murphysboroamerican.com	Paid Weekly
	Newton	Newton Press Mentor www.pressmentor.com	Paid Weekly
	Oquawka	Oquawka Current	Paid Weekly
	Orion	Orion Gazette www.oriongazette.com	Paid Weekly
	Roseville	Roseville Independent www.eaglepublications.com	Paid Weekly
	Shawneetown	Ridgway News	Paid Weekly
	Shawneetown	Gallatin Democrat	Paid Weekly
	Steelville	The Steelville Ledger	Paid Weekly
	Teutopolis	Teutopolis Press www.teutopolispress.com	Paid Weekly
	West Frankfort	SI Trader www.sitraders.com	Paid Weekly
	Chillicothe	Chillicothe Times Bulletin www.chillicothetimesbulletin.com	Free Weekly
	East Peoria	East Peoria Times-Courier www.eastpeoriatimescourier.com	Free Weekly
	Galesburg	Knox County Neighbors www.galesburg.com	Free Weekly
	Macomb	Daily Brief	Free Weekly
	Metamora	Woodford Times www.woodfordtimes.com	Free Weekly
	Morton	Morton Times News www.mortontimesnews.com	Free Weekly
	Washington	Washington Times Reporter www.washingtontimesreporter.com	Free Weekly
	Aledo	Town Crier Advertiser	Shopper
	Canton	Fulton County Shopper	Shopper
	Flora	CCAP Special	Shopper
	Galatia	Money Stretcher www.galatiamoneystretcher.com	Shopper
	Geneseo	Henry County Advertizer/Shopper	Shopper
	Macomb	McDonough County Choice	Shopper
	Monmouth	Pennysaver	Shopper
	Olney	Richland County Shopper	Shopper
	Olney	Jasper County News Eagle	Shopper
	Pontiac	Livingston Shopping News	Shopper
Missouri	Camdenton	Lake Sun Leader www.lakenewsonline.com	Daily
	Carthage	The Carthage Press www.carthagepress.com	Daily

State	City	Masthead	Circulation Type
	Chillicothe	Constitution Tribune www.chillicothenews.com	Daily
	Hannibal	Hannibal Courier Post www.hannibal.net	Daily
	Independence	The Examiner www.examiner.net	Daily
	Kirksville	Kirksville Daily Express & News www.kirksvilledailyexpress.com	Daily
	Mexico	The Mexico Ledger www.mexicoledger.com	Daily
	Moberly	Moberly Monitor Index www.moberlymonitor.com	Daily
	Neosho	Neosho Daily News www.neoshodailynews.com	Daily
	Rolla	Rolla Daily News www.therolladailynews.com	Daily
	Waynesville	The Daily Guide www.waynesvilledailyguide.com	Daily
	Aurora	Aurora Advertiser www.auroraadvertiser.net	Paid Weekly
	Boonville	Boonville Daily News www.boonvilledailynews.com	Paid Weekly
	Brookfield	The Linn County Leader www.linncountyleader.com	Paid Weekly
	St James	St James Leader Journal www.leaderjournal.com	Paid Weekly
	Boonville	Weekly	Free Weekly
	Camdenton	West Side Star www.lakenewsonline.com	Free Weekly
	Carthage	The Carthage Press Wednesday TMC	Free Weekly
	Hannibal	Salt River Journal	Free Weekly
	Neosho	The Neighborhood Showcase	Free Weekly
	Osage Beach	Lake Area News Focus	Free Weekly
	Osage Beach	Lake of the Ozarks Real Estate	Free Weekly
	Osage Beach	Tube Tab	Free Weekly
	Osage Beach	Vacation News	Free Weekly
	Rolla	Rolla Daily News “Plus”	Free Weekly
	Aurora	Big AA Shopper	Shopper
	Brookfield	Sho-Me Shopper	Shopper
	Camdenton	Penny Saver	Shopper
	Chillicothe	Chillicothe C-T Shopper	Shopper
	Joplin	Big Nickel	Shopper
	Kirksville	Nemo Trader	Shopper
	Kirksville	Kirksville Crier	Shopper
	Moberly	The Shopper	Shopper
	Osage Beach	Lake of the Ozarks Boats	Shopper
	Waynesville	Daily Guide Extra	Shopper
Texas	Brownwood	Brownwood Bulletin www.brownwoodtx.com	Daily
	Stephenville	Stephenville Empire-Tribune www.yourstephenvilletx.com	Daily

State	City	Masthead	Circulation Type
	Waxahachie	Waxahachie Daily Light www.waxahachietx.com	Daily
	Alice	Alice Echo-News Journal www.alicetx.com	Paid Weekly
	Ballinger	Ballinger Ledger	Paid Weekly
	Freer	Freer Press	Paid Weekly
	Freer	Duval Press	Paid Weekly
	Glen Rose	Glen Rose Reporter www.yourglenrosetx.com	Paid Weekly
	Midlothian	Midlothian Mirror www.midlothianmirror.com	Paid Weekly
	Robstown	Neuces County Record Star www.recordstar.com	Paid Weekly
	Winters	Winters Enterprise	Paid Weekly
	Alice	Alice Review	Shopper
	Brownsville	Valley Bargain Book-South www.valleybargainbook.com	Shopper
	Brownwood	Heartland Trading Post	Shopper
	Corpus Christi	Ad Sack www.adsack.com	Shopper
	Harlingen	Valley Bargain Book	Shopper
	Laredo	Laredo Bargain Book	Shopper
	McAllen	Valley Town Crier www.yourvalleyvoice.com	Shopper
	Stephenville	Cross Timbers Trading Post	Shopper
	Waxahachie	Ellis County Trading Post	Shopper
Kansas	Dodge City	Dodge City Daily Globe www.dodgeglobe.com	Daily
	Leavenworth	The Leavenworth Times www.leavenworthtimes.com	Daily
	McPherson	McPherson Sentinel www.mcphersonsentinel.com	Daily
	Newton	The Newton Kansan www.thekansan.com	Daily
	Pittsburg	The Morning Sun www.morningsun.net	Daily
	Baxter Springs	Cherokee County News-Advocate www.sekvoice.com	Paid Weekly
	El Dorado	The Butler County Times-Gazette www.butlercountytimesgazette.com	Paid Weekly
	Greensburg	Kiowa County Signal www.kiowacountysignal.com	Paid Weekly
	Pratt	The Pratt Tribune www.pratttribune.com	Paid Weekly
	St John	St John News www.sjnewsonline.com	Paid Weekly
	Wellington	Wellington Daily News www.wellingtondailynews.com	Paid Weekly
	Dodge City	La Estrella	Free Weekly
	Leavenworth	Lansing This Week	Free Weekly

State	City	Masthead	Circulation Type
	Leavenworth	The Fort Leavenworth Lamp www.ftleavenworthlamp.com	Free Weekly
	Dodge City	Shoppers Weekly	Shopper
	El Dorado	Shoppers Guide	Shopper
	Hiawatha	Penny Press 4	Shopper
	Leavenworth	Chronicle Shopper	Shopper
	McPherson/Newton	South Central Kansas Shoppers Guide	Shopper
	Pittsburg	The Sunland Shopper	Shopper
	Pratt	Sunflower Shopper	Shopper
Michigan	Adrian	The Daily Telegram www.lenconnect.com	Daily
	Cheboygan	Cheboygan Daily Tribune www.cheboygannews.com www.mackinacjournal.com	Daily
	Coldwater	The Daily Reporter www.thedailyreporter.com	Daily
	Hillsdale	Hillsdale Daily News www.hillsdale.net	Daily
	Holland	The Holland Sentinel www.myzeeland.com	Daily
	Ionia	Sentinel-Standard www.sentinel-standard.com	Daily
	Sault Ste Marie	The Evening News www.sooeveningnews.com	Daily
	Sturgis	Sturgis Journal www.sturgisjournal.com	Daily
	Coldwater	Bronson Journal www.thebronsonjournal.com	Paid Weekly
	Coldwater	Jonesville Independent	Paid Weekly
	Adrian	Adrian Access Shopper www.accessshoppersguide.com	Shopper
	Allegan	Flashes Shopping Guide (Allegan/Lakeshore) www.flashespublishers.com	Shopper
	Cheboygan	Shopper Fair	Shopper
	Coldwater	The Reporter Extra	Shopper
	Coldwater	Coldwater Shoppers Guide	Shopper
	Hillsdale	Tip Off Shopping Guide www.tipoffonline.com	Shopper
	Holland	Flashes Shopping Guide (Holland/Zeeland) www.flashespublishers.com	Shopper
	Ionia	Sentinel-Standard TMC	Shopper
	Sault Ste Marie	Tri County Buyers Guide	Shopper
	Sturgis	Sturgis Gateway Shopper	Shopper
California	Ridgecrest	The Daily Independent www.ridgecrestca.com www.rocketeer2.com	Daily
	Yreka	Siskiyou Daily News www.siskiyoudaily.com	Daily
	Gridley	Gridley Herald www.gridleyherald.com	Paid Weekly

State	City	Masthead	Circulation Type
	Mt Shasta	Weed Press www.mtshastanews.com	Paid Weekly
	Mt Shasta	Dunsmuir News www.mtshastanews.com	Paid Weekly
	Mt Shasta	Mt Shasta Herald www.mtshastanews.com	Paid Weekly
	Taft	Midway Driller www.taftmidwaydriller.com	Paid Weekly
	Gridley	Gidley Shopping News www.gridleyherald.com	Shopper
	Mt Shasta	Super Saver Advertiser	Shopper
	Ridgecrest	Super Tuesday	Shopper
Minnesota	Crookston	Crookston Daily Times www.crookstontimes.com	Daily
	Cottonwood	Tri-County News	Paid Weekly
	Granite Falls	Granite Falls Advocate-Tribune www.granitefallsnews.com	Paid Weekly
	Montevideo	Montevideo American News www.montenews.com	Paid Weekly
	Redwood Falls	Redwood Gazette www.redwoodfallsgazette.com	Paid Weekly
	Sleepy Eye	Sleepy Eye Herald Dispatch www.sleepyeyenews.com	Paid Weekly
	St James	St James Plaindealer www.stjamesnews.com	Paid Weekly
	Wabasso	The Wabasso Standard	Paid Weekly
	Crookston	Crookston Valley Shopper	Shopper
	Montevideo	The Star Advisor www.montenews.com	Shopper
	Redwood Falls	Redwood Falls Livewire	Shopper
	Sleepy Eye	Brown County Reminder	Shopper
	St James	Town and Country Shopper	Shopper
Arkansas	Arkadelphia	Daily Siftings Herald www.siftingsherald.com	Daily
	Hope	Hope Star www.hopestar.com	Daily
	Stuttgart	Stuttgart Daily Leader www.stuttgartdailyleader.com	Daily
	Gurdon	Gurdon Times www.thegurdontimes.com	Paid Weekly
	Heber Springs	The Sun Times www.thesuntimes.com	Paid Weekly
	Helena	The Daily World www.helena-arkansas.com	Paid Weekly
	Hope	Nevada County Picayune www.picayune-times.com	Paid Weekly
	Newport	Newport Independent www.newportindependent.com	Paid Weekly
	White Hall	The White Hall Journal www.whitehalljournal.com	Paid Weekly

State	City	Masthead	Circulation Type
	Arkadelphia	Arkadelphia Extra www.siftingsherald.com	Free Weekly
	Helena	Daily World TMC www.helena-arkansas.com	Free Weekly
	Hope	Star Extra www.hopestar.com	Free Weekly
	Stuttgart	The Xtra www.stuttgartdailyleader.com	Free Weekly
	White Hall	The Arsenel Sentinel	Free Weekly
New York	Corning	The Leader www.the-leader.com	Daily
	Hornell	Evening Tribune www.eveningtribune.com	Daily
	Wellsville	Wellsville Daily Reporter www.wellsvilledaily.com	Daily
	Dansville	Genesee Country Express www.dansvilleonline.com	Paid Weekly
	Penn Yan	The Chronicle-Express www.chronicle-express.com	Paid Weekly
	Saugerties	Saugerties Post Star www.poststarnews.com	Paid Weekly
	Bath	Steuben Courier-Advocate www.steubencourier.com	Free Weekly
	Corning	Corning Pennysaver	Shopper
	Hornell	Pennysaver Plus	Shopper
	Horseheads	The Shopper	Shopper
	Liberty	Catskill Shopper	Shopper
	Penn Yan	Chronicle Ad-Visor	Shopper
	Saugerties	Saugerties Pennysaver	Shopper
	Saugerties	Mountain Pennysaver	Shopper
Louisiana	Bastrop	The Bastrop Daily Enterprise www.bastropenterprise.com	Daily
	DeRidder	Beauregard Daily News www.beauregarddailynews.net	Paid Weekly
	Donaldsonville	The Donaldsonville Chief www.donaldsonvillechief.com	Paid Weekly
	Gonzales	Gonzales Weekly Citizen www.weeklycitizen.com	Paid Weekly
	Leesville	Leesville Daily Leader www.leesvilledailyleader.com	Paid Weekly
	Plaquemine	Post South www.postsouth.com	Paid Weekly
	Sulphur	Southwest Daily News www.sulphurdailynews.com	Paid Weekly
	Sulphur	Vinton News	Paid Weekly
	Sterlington	North Quachita Weekly	Free Weekly
	Gonzales	The Marketeer www.weeklycitizen.com	Shopper
	Gonzales	Nickel Ads www.weeklycitizen.com	Shopper

State	City	Masthead	Circulation Type
	Plaquemine	West Bank Shopper www.postsouth.com	Shopper
	Sulphur	Calcasieu Shopper	Shopper
Pennsylvania	Honesdale	The Wayne Independent www.wayneindependent.com	Daily
	Waynesboro	The Record Herald www.therecordherald.com	Daily
	Carbondale	The Villager www.moscowvillager.com	Paid Weekly
	Carbondale	Carbondale News www.thecarbondalenews.com	Paid Weekly
	Greencastle	The Echo Pilot www.echo-pilot.com	Paid Weekly
	Hawley	News Eagle www.neagle.com	Paid Weekly
	Hawley	The Pike Pennysaver	Shopper
	Honesdale	The Independent Extra	Shopper
West Virginia	Keyser	Mineral Daily News Tribune www.newstribune.info	Daily
	Ripley	The Jackson Herald www.jacksonnewspapers.com	Paid Weekly
	Ripley	The Jackson Star News www.jacksonnewspapers.com	Paid Weekly
	Keyser	Today’s Shopper	Shopper
	Ravenswood	Star Herald Weekender www.jacksonnewspapers.com	Shopper
Colorado	LaJunta	LaJunta Tribune Democrat www.lajuntatribunedemocrat.com	Daily
	LaJunta	Ag Journal www.agjournalonline.com	Paid Weekly
	LaJunta	Fowler Tribune www.fowlertribune.com	Paid Weekly
	Las Animas	Bent County Democrat www.bcdemocratonline.com	Paid Weekly
Nebraska	Nebraska City	Nebraska City News Press www.ncnewspress.com	Paid Weekly
	Syracuse	Syracuse Journal Democrat www.journaldemocrat.com	Paid Weekly
	Nebraska City	Penny Press 1	Shopper
Oklahoma	Ardmore	The Daily Ardmoreite www.ardmoreite.com	Daily
	Miami	Miami News-Record www.miamiok.com	Daily
	Shawnee	The Shawnee News-Star www.news-star.com	Daily
	Grove	Grove Sun www.grandlakenews.com	Paid Weekly
	Jay	Delaware County Journal www.grandlakenews.com	Paid Weekly

State	City	Masthead	Circulation Type
	Ardmore	Entertainment Spotlight	Shopper
	Miami	Northeast Oklahoma Trading Post	Shopper
Virginia	Petersburg	The Progress-Index www.progress-index.com	Daily
	Petersburg	The Colonial Voice	Free Weekly
North Dakota	Devils Lake	Devils Lake Daily Journal www.devilslakejournal.com	Daily
	Devils Lake	The Country Peddler	Shopper
Tennessee	Oak Ridge	The Oak Ridger www.oakridger.com	Daily
Iowa	Hamburg	Hamburg Reporter www.hamburgreporter.com	Paid Weekly

Metro Newspaper Group

State	City	Masthead	Circulation Type
Massachusetts	Brockton	The Enterprise www.enterprisenews.com	Daily
	Fall River	The Herald News www.heraldnews.com	Daily
	Framingham	The Metrowest Daily News www.metrowestdailynews.com	Daily
	Milford	The Milford Daily News www.milforddailynews.com	Daily
	Quincy	Patriot Ledger www.patriotledger.com	Daily
	Taunton	Taunton Daily Gazette www.tauntongazette.com	Daily
	Abington	Abington Mariner www.wickedlocal.com/abington	Paid Weekly
	Acton/Roxborough	The Beacon www.wickedlocal.com/acton	Paid Weekly
	Allston	Allston/Brighton Tab www.wickedlocal.com/allston	Paid Weekly
	Arlington	The Arlington Advocate www.wickedlocal.com/arlington	Paid Weekly
	Bedford	Bedford Minuteman www.wickedlocal.com/bedford	Paid Weekly
	Belmont	Belmont Citizen-Herald www.wickedlocal.com/belmont	Paid Weekly
	Beverly	Beverly Citizen www.wickedlocal.com/beverly	Paid Weekly
	Billerica	Billerica Minuteman www.wickedlocal.com/billerica	Paid Weekly
	Boxford	Tri-Town Transcript www.wickedlocal.com/boxford	Paid Weekly
	Braintree	Braintree Forum www.wickedlocal.com/braintree	Paid Weekly
	Brewster	The Cape Codder www.wickedlocal.com/capecod	Paid Weekly
	Burlington	Burlington Union www.wickedlocal.com/burlington	Paid Weekly
	Cambridge	Cambridge Chronicle & Tab www.wickedlocal.com/cambridge	Paid Weekly
	Carver	Carver Reporter www.wickedlocal.com/carver	Paid Weekly
	Chelmsford	Chelmsford Independent www.wickedlocal.com/chelmsford	Paid Weekly
	Cohasset	Cohasset Mariner www.wickedlocal.com/cohasset	Paid Weekly
	Concord	The Concord Journal www.wickedlocal.com/concord	Paid Weekly
	Danvers	Danvers Herald www.wickedlocal.com/danvers	Paid Weekly

State	City	Masthead	Circulation Type
	Dedham	Dedham Transcript www.wickedlocal.com/dedham	Paid Weekly
	Dover	Dover/Sherborn Press www.wickedlocal.com/dover	Paid Weekly
	Easton	Easton Journal www.wickedlocal.com/easton	Paid Weekly
	Framingham	Westwood Press www.wickedlocal.com/westwood	Paid Weekly
	Georgetown	Georgetown Record www.wickedlocal.com/georgetown	Paid Weekly
	Hamilton	Hamilton-Wenham Chronicle www.wickedlocal.com/hamilton	Paid Weekly
	Hanover	Hanover Mariner www.wickedlocal.com/hanover	Paid Weekly
	Hingham	The Hingham Journal www.wickedlocal.com/hingham	Paid Weekly
	Holbrook	Holbrook Sun www.wickedlocal.com/holbrook	Paid Weekly
	Hopkinton	Hopkinton Crier www.wickedlocal.com/hopkinton	Paid Weekly
	Hudson	Hudson Sun www.wickedlocal.com/hudson	Paid Weekly
	Hyannis	The Register www.wickedlocal.com/barnstable	Paid Weekly
	Ipswich	Ipswich Chronicle www.wickedlocal.com/ipswich	Paid Weekly
	Kingston	Kingston Reporter www.wickedlocal.com/kingston	Paid Weekly
	Lexington	Lexington Minuteman www.wickedlocal.com/lexington	Paid Weekly
	Lincoln	Lincoln Journal www.wickedlocal.com/lincoln	Paid Weekly
	Littleton	Littleton Independent www.wickedlocal.com/littleton	Paid Weekly
	Malden	Malden Observer www.wickedlocal.com/malden	Paid Weekly
	Mansfield	Mansfield News www.wickedlocal.com/mansfield	Paid Weekly
	Marblehead	Marblehead Reporter www.wickedlocal.com/marblehead	Paid Weekly
	Marion	The Sentinel www.wickedlocal.com/marion	Paid Weekly
	Marlborough	Marlborough Enterprise www.wickedlocal.com/marlborough	Paid Weekly
	Marshfield	Marshfield Mariner www.wickedlocal.com/marshfield	Paid Weekly
	Maynard/Stow	The Beacon-Villager www.wickedlocal.com/maynard	Paid Weekly
	Medfield	Medfield Press www.wickedlocal.com/medfield	Paid Weekly

State	City	Masthead	Circulation Type
	Medford	Medford Transcript www.wickedlocal.com/medford	Paid Weekly
	Melrose	Melrose Free Press www.wickedlocal.com/melrose	Paid Weekly
	Natick	Natick Bulletin & Tab www.wickedlocal.com/natick	Paid Weekly
	North Andover	North Andover Citizen www.wickedlocal.com/northandover	Paid Weekly
	Northborough / Southborough	The Northborough/Southborough Villager www.wickedlocal.com/northborough	Paid Weekly
	Norwell	Norwell Mariner www.wickedlocal.com/norwell	Paid Weekly
	Norwood	Norwood Transcript & Bulletin www.wickedlocal.com/norwood	Paid Weekly
	Pembroke	Pembroke Mariner & Express www.wickedlocal.com/pembroke	Paid Weekly
	Plymouth	Old Colony Memorial www.wickedlocal.com/plymouth	Paid Weekly
	Provincetown	The Provincetown Banner www.wikedlocal.com/provincetown	Paid Weekly
	Reading	The Reading Advocate www.wickedlocal.com/reading	Paid Weekly
	Rockland	Rockland Standard www.wickedlocal.com/rockland	Paid Weekly
	Roslindale	Roslindale Transcript www.wickedlocal.com/roslindale	Paid Weekly
	Saugus	Saugus Advertiser www.wickedlocal.com/saugus	Paid Weekly
	Scituate	Scituate Mariner www.wickedlocal.com/scituate	Paid Weekly
	Sharon	Sharon Advocate www.wickedlocal.com/sharon	Paid Weekly
	Shrewsbury	Shrewsbury Chronicle www.wickedlocal.com/shrewsbury	Paid Weekly
	Somerville	Somerville Journal www.wickedlocal.com/somerville	Paid Weekly
	Stoughton	Stoughton Journal www.wickedlocal.com/stoughton	Paid Weekly
	Sudbury	The Sudbury Town Crier www.wickedlocal.com/sudbury	Paid Weekly
	Swampscott	Swampscott Reporter www.wickedlocal.com/swampscott	Paid Weekly
	Tewksbury	Tewksbury Reporter www.wickedlocal.com/tewksbury	Paid Weekly
	Wakefield	Wakefield Observer www.wickedlocal.com/wakefield	Paid Weekly
	Walpole	The Walpole Times www.wickedlocal.com/walpole	Paid Weekly
	Waltham	Waltham News Tribune www.wickedlocal.com/waltham	Paid Weekly

State	City	Masthead	Circulation Type
	Wareham	Wareham Courier www.wickedlocal.com/wareham	Paid Weekly
	Watertown	Watertown Tab & Press www.wickedlocal.com/watertown	Paid Weekly
	Wayland	The Wayland Town Crier www.wickedlocal.com/wayland	Paid Weekly
	Wellesley	The Wellesley Townsman www.wickedlocal.com/wellesley	Paid Weekly
	West Roxbury	West Roxbury Transcript www.wickedlocal.com/west-roxbury	Paid Weekly
	Westborough	Westborough News www.wickedlocal.com/westborough	Paid Weekly
	Westford	Westford Eagle www.wickedlocal.com/westford	Paid Weekly
	Weston	The Weston Town Crier www.wickedlocal.com/weston	Paid Weekly
	Weymouth	Weymouth News www.wickedlocal.com/weymouth	Paid Weekly
	Winchester	The Winchester Star www.wickedlocal.com/winchester	Paid Weekly
	Bellingham	County Gazette www.wickedlocal.com/franklin	Free Weekly
	Boston	Boston Homes www.linkbostonhomes.com	Free Weekly
	Bourne	Bourne Courier www.wickedlocal.com/bourne	Free Weekly
	Bridgewater	Bridgewater Independent www.wickedlocal.com/bridgewater	Free Weekly
	Brookline	Brookline Tab www.wickedlocal.com/brookline	Free Weekly
	Canton	Canton Journal www.wickedlocal.com/canton	Free Weekly
	Danvers	North Shore Sunday	Free Weekly
	Fall River	OJornal www.ojournal.com	Free Weekly
	Falmouth	Falmouth Bulletin www.wickedlocal.com/falmouth	Free Weekly
	Framingham	Framingham Tab www.wickedlocal.com/framingham	Free Weekly
	Gloucester	Cape Ann Beacon	Free Weekly
	Needham	Needham Times www.wickedlocal.com/needham	Free Weekly
	Newburyport	The Newburyport Current www.wickedlocal.com/newburyport	Free Weekly
	Newton	Newton Tab www.wickedlocal.com/newton	Free Weekly
	North Attleborough	The North Attleborough Free Press www.wickedlocal.com/northattleborough	Free Weekly
	Randolph	Randolph Herald www.wickedlocal.com/randolph	Free Weekly

State	City	Masthead	Circulation Type
	Raynham	Raynham Call www.wickedlocal.com/raynham	Free Weekly
	Salem	Salem Gazette www.wickedlocal.com/salem	Free Weekly
	Sandwich	Sandwich Broadsider	Free Weekly
	Stoneham	Stoneham Sun www.wickedlocal.com/stoneham	Free Weekly
	Wilmington	Wilmington Advocate www.wickedlocal.com/wilmington	Free Weekly
	Woburn	Woburn Advocate www.wickedlocal.com/woburn	Free Weekly
	Fall River	South Coast Life	Shopper
	Taunton	Yellow Jacket	Shopper
	Amesbury	www.wickedlocal.com/amesbury	On-line Only
	Ashland	www.wickedlocal.com/ashland	On-line Only
	Avon	www.wickedlocal.com/avon	On-line Only
	Bellingham	www.wickedlocal.com/bellingham	On-line Only
	Berkley	www.wickedlocal.com/berkley	On-line Only
	Bolton	www.wickedlocal.com/bolton	On-line Only
	Boston	www.wickedlocal.com/goodlife	On-line Only
	Boxborough	www.wickedlocal.com/boxborough	On-line Only
	Brewster	www.wickedlocal.com/brewster	On-line Only
	Brockton	www.wickedlocal.com/brockton	On-line Only
	Chatham	www.wickedlocal.com/chatham	On-line Only
	Clinton	www.wickedlocal.com/clinton	On-line Only
	Dennis	www.wickedlocal.com/dennis	On-line Only
	Dighton	www.wickedlocal.com/dighton	On-line Only
	Duxbury	www.wickedlocal.com/duxbury	On-line Only
	East Bridgewater	www.wickedlocal.com/bridgewatereast	On-line Only
	Eastham	www.wickedlocal.com/eastham	On-line Only
	Essex	www.wickedlocal.com/essex	On-line Only
	Fall River	www.wickedlocal.com/fall-river	On-line Only
	Foxborough	www.wickedlocal.com/foxborough	On-line Only
	Gloucester	www.wickedlocal.com/gloucester	On-line Only
	Halifax	www.wickedlocal.com/halifax	On-line Only
	Hanson	www.wickedlocal.com/hanson	On-line Only
	Harvard	www.wickedlocal.com/harvard	On-line Only
	Harwich	www.wickedlocal.com/harwich	On-line Only
	Holliston	www.wickedlocal.com/holliston	On-line Only
	Hopedale	www.wickedlocal.com/hopedale	On-line Only
	Hull	www.wickedlocal.com/hull	On-line Only
	Lakeville	www.wickedlocal.com/lakeville	On-line Only
	Lancaster	www.wickedlocal.com/lancaster	On-line Only
	Manchester	www.wickedlocal.com/manchester	On-line Only
	Mashpee	www.wickedlocal.com/mashpee	On-line Only
	Mattapoisett	www.wickedlocal.com/mattapoisett	On-line Only
	Medway	www.wickedlocal.com/medway	On-line Only
	Mendon	www.wickedlocal.com/mendon	On-line Only
	Middleborough	www.wickedlocal.com/middleborough	On-line Only
	Middleton	www.wickedlocal.com/middleton	On-line Only
	Milford	www.wickedlocal.com/milford	On-line Only

State	City	Masthead	Circulation Type
	Millis	www.wickedlocal.com/millis	On-line Only
	Milton	www.wickedlocal.com/milton	On-line Only
	Nantucket	www.wickedlocal.com/nantucket	On-line Only
	Norfolk	www.wickedlocal.com/norfolk	On-line Only
	North Boston	www.wickedlocal.com/northofboston	On-line Only
	Norton	www.wickedlocal.com/norton	On-line Only
	Orleans	www.wickedlocal.com/orleans	On-line Only
	Plainville	www.wickedlocal.com/plainville	On-line Only
	Plymouth	www.plymouthguide.com	On-line Only
	Plympton	www.wickedlocal.com/plympton	On-line Only
	Quincy	www.wickedlocal.com/quincy	On-line Only
	Rehoboth	www.wickedlocal.com/rehoboth	On-line Only
	Rochester	www.wickedlocal.com/rochester	On-line Only
	Rockport	www.wickedlocal.com/rockport	On-line Only
	Sandwich	www.wickedlocal.com/sandwich	On-line Only
	Sherborn	www.wickedlocal.com/sherborn	On-line Only
	Somerset	www.wickedlocal.com/somerset	On-line Only
	Southborough	www.wickedlocal.com/southborough	On-line Only
	Stow	www.wickedlocal.com/stow	On-line Only
	Swansea	www.wickedlocal.com/swansea	On-line Only
	Taunton	www.wickedlocal.com/taunton	On-line Only
	Topsfield	www.wickedlocal.com/topsfield	On-line Only
	Truro	www.wickedlocal.com/truro	On-line Only
	Upton	www.wickedlocal.com/upton	On-line Only
	Wellfleet	www.wickedlocal.com/wellfleet	On-line Only
	Wenham	www.wickedlocal.com/wenham	On-line Only
	West Bridgewater	www.wickedlocal.com/bridgewaterwest	On-line Only
	West Port	www.wickedlocal.com/westport	On-line Only
	Whitman	www.wickedlocal.com/whitman	On-line Only
	Wrentham	www.wickedlocal.com/wrentham	On-line Only
	Yarmouth	www.wickedlocal.com/yarmouth	On-line Only
New York	Canandaigua	Daily Messenger www.mpnnow.com www.mpnnow.com/commercialprinting	Daily
	Newark/Palmyra	Wayne Post www.waynepost.com	Paid Weekly
	Brighton/Pittsford	Brighton-Pittsford Post www.brightonpittsfordpost.com	Free Weekly
	Canandaigua	Canandaigua Community Post	Free Weekly
	Fairport	Fairport-ER Post www.fairport-erpost.com	Free Weekly
	Gates/Chili	Gates-Chili Post www.gateschilipost.com	Free Weekly
	Greece	Greece Post www.greecepost.com	Free Weekly
	Henrietta	Henrietta Post www.henriettapost.com	Free Weekly
	Irondequoit	Irondequoit Post www.irondequiotpost.com	Free Weekly
	Penfield	Penfield Post www.penfieldpost.com	Free Weekly

State	City	Masthead	Circulation Type
	Victor	Victor Post www.victorpost.com	Free Weekly
	Webster	Webster Post www.websterpost.com	Free Weekly
	Lyons	Lyons Shopping Guide	Shopper
	Newark	Newark Pennysaver	Shopper
	Sodus	Sodus Pennysaver	Shopper
	Wayne County	Timesaver	Shopper
Delaware	Dover	Smyrna/Clayton Sun Times www.scsuntimes.com	Paid Weekly
	Dover	The Middletown Transcript www.middletowntranscript.com	Paid Weekly
	Dover	The Sussex Countian www.sussexcountian.com	Paid Weekly
	Dover	Dover Post www.doverpost.com www.delmarvaexpress.com	Free Weekly
	Dover	Community Publication www.communitypub.com	Free Weekly
	Dover	Kent County Sunday	Free Weekly
	Dover	Milford Beacon www.milfordbeacon.com	Free Weekly

Large Daily Newspapers

State	City	Masthead	Circulation Type
Illinois	Freeport	The Journal Standard www.journalstandard.com	Daily
	Lincoln	The Courier www.lincolncourier.com	Daily
	Peoria	Journal Star www.pjstar.com	Daily
	Rockford	Rockford Register Star www.rrstar.com www.rockfordwoman.com www.rockfordparent.com	Daily
	Springfield	The State Journal-Register www.sj-r.com	Daily
	Freeport	The Scene	Shopper
	Lincoln	Logan County Shopper	Shopper
	Peoria	The Marketplace	Shopper
	Peoria	Pekin Extra	Shopper
	Rockford	The Weekly	Shopper
	Springfield	Springfield Advertiser	Shopper
	Springfield	Springfield Shopper	Shopper
New York	Herkimer	The Evening Telegram www.herkimertelegram.com	Daily
	Little Falls	The Evening Times www.littlefallstimes.com	Daily
	Utica	Utica Observer-Dispatch www.uticaod.com	Daily
	Hamilton	Mid-York Weekly	Free Weekly
	Utica	The Pennysaver	Free Weekly
	Herkimer	Your Valley	Shopper
Ohio	Canton	The Repository www.cantonrep.com	Daily
	Dover/New Philadelphia	The Times-Reporter www.timesreporter.com	Daily
	Massillon	The Independent www.indeonline.com	Daily
	Green	The Suburbanite www.thesuburbanite.com	Free Weekly
	Canton	The Wrap	Shopper
	Dover/New Philadelphia	TMC-ExTRa	Shopper
	Ohio	www.fridaynightohio.com	On-line Only
Connecticut	Norwich	The Bulletin www.norwichbulletin.com	Daily
	Norwich	Bulletin Deals	Shopper

Local Media Group

State	City	Masthead	Circulation Type
Massachusetts	Hyannis	Cape Cod Times www.CapeCodOnline.com www.capecodeview.net www.primetimecapcod.com	Daily
	New Bedford	The Standard-Times www.southcoasttoday.com	Daily
	Hyannis	Barnstable Patriot www.barnstablepatriot.com	Paid Weekly
	Middleboro	Middleboro Gazette www.southcoasttoday.com	Paid Weekly
	Nantucket	Nantucket Inquirer & Mirror www.ack.net www.discovernantucket.com	Paid Weekly
	New Bedford	Advocate www.southcoasttoday.com	Paid Weekly
	New Bedford	Chronicle www.southcoasttoday.com	Paid Weekly
	New Bedford	Spectator www.southcoasttoday.com	Paid Weekly
	Fall River	Fall River Spirit www.southcoasttoday.com	Free Weekly
	Hyannis	DollarSaver/TMC	Shopper
	Middleboro	Middleboro Gazette Extra/TMC www.southcoasttoday.com	Shopper
	New Bedford	SouthCoast MarketPlace/TMC	Shopper
California	Barstow	Desert Dispatch www.desertdispatch.com	Daily
	Stockton	The Stockton Record www.recordnet.com	Daily
	Victorville	Victorville Daily Press www.vvdailypress.com	Daily
	Lucerne Valley	Lucerne Valley Leader www.lucernevalleyleader.com	Paid Weekly
	Hesperia	Hesperia Star www.hesperiastar.com	Free Weekly
	Stockton	VIDA	Free Weekly
	Victorville	El Mojave www.elmojave.com	Free Weekly
	Apple Valley	Apple Valley Review www.applevalley-review.com	Shopper
	Barstow	Barstow Plus	Shopper
	Stockton	Sunday Select	Shopper
	Stockton	The Valley Marketplace/TMC www.esanjoaquin.com	Shopper
	Victorville	Review	Shopper
New Hampshire	Fosters	Foster’s Daily Democrat www.fosters.com	Daily

State	City	Masthead	Circulation Type
	Portsmouth	Portsmouth Herald www.seacoastonline.com	Daily
	Exeter	Exeter News-Letter www.seacoastonline.com	Paid Weekly
	Hampton	Hampton Union www.seacoastonline.com	Paid Weekly
	Portsmouth	Seacoast Sunday www.seacoastonline.com	Paid Weekly
	Rochester	Rochester Times	Paid Weekly
	Hampton	Beachcomber www.seacoastonline.com	Free Weekly
New York	Middletown	Times Herald-Record www.recordonline.com	Daily
	Middletown	The Gazette www.hudsonvalley.com	Free Weekly
	Middletown	Pointer View www.pointerview.com	Free Weekly
	Middletown	Extra/TMC	Shopper
Oregon	Medford	Ashland Daily Tidings www.dailytidings.com	Daily
	Medford	Mail Tribune www.mailtribune.com	Daily
	Medford	Nickel www.medfordnickel.com	Shopper
Pennsylvania	Stroudsburg	Pocono Record www.poconorecord.com	Daily
	Stroudsburg	Pike & Monroe Life	Free Weekly
	Stroudsburg	Plus/TMC	Shopper
Maine	Kennebunk	York County Coast Star www.seacoastonline.com	Paid Weekly
	York	York Weekly www.seacoastonline.com	Paid Weekly
	Sanford	Sanford News	Paid Weekly
Rhode Island	Providence	The Providence Journal www.providencejournal.com	Daily
	Providence	Providence Journal Express	Shopper

Item 1A.	Risk Factors

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

Our advertising revenues and, to a lesser extent, circulation revenues, depend upon a variety of factors specific to the communities that our publications serve. These factors include, among others, the size and demographic characteristics of the local population, local economic conditions in general and the economic condition of the retail segments of the communities that our publications serve. If the local economy, population or prevailing retail environment of a community we serve experiences a downturn, our publications, revenues and profitability in that market could be adversely affected. Our advertising revenues are also susceptible to negative trends in the general economy that affect consumer spending. The advertisers in our newspapers and other publications and related websites are primarily retail businesses that can be significantly affected by regional or national economic downturns and other developments. Declines in the U.S. economy could also significantly affect key advertising revenue categories, such as help wanted, real estate and automotive.

Uncertainty and adverse changes in the general economic conditions of markets in which we participate may negatively affect our business.

Current and future conditions in the economy have an inherent degree of uncertainty. As a result, it is difficult to estimate the level of growth or contraction for the economy as a whole. It is even more difficult to estimate growth or contraction in various parts, sectors and regions of the economy, including the markets in which we participate. Adverse changes may occur as a result of weak global economic conditions, declining oil prices, wavering consumer confidence, unemployment, declines in stock markets, contraction of credit availability, declines in real estate values, or other factors affecting economic conditions in general. These changes may negatively affect the sales of our products, increase exposure to losses from bad debts, increase the cost and decrease the availability of financing, or increase costs associated with publishing and distributing our publications.

Our ability to generate revenues is correlated with the economic conditions of two geographic regions of the United States.

Our Company primarily generates revenue in two geographic regions: the Northeast and the Midwest. During the year ended December 28, 2014, approximately 36% of our total revenues were generated in two states in the Northeast: Massachusetts and New York. During the same period, approximately 26% of our total revenues were generated in two states in the Midwest: Illinois and Ohio. As a result of this geographic concentration, our financial results, including advertising and circulation revenue, depend largely upon economic conditions in these principal market areas. Accordingly, adverse economic developments within these two regions in particular could significantly affect our consolidated operations and financial results.

Our indebtedness and any future indebtedness may limit our financial and operating activities and our ability to incur additional debt to fund future needs or dividends.

As of December 28, 2014, New Media’s outstanding indebtedness consists of a credit agreement, entered into on June 4, 2014 (as amended, the “New Media Credit Agreement”) by and among New Media Holdings II LLC (the “New Media Borrower”), a wholly owned subsidiary of New Media, New Media Holdings I LLC

(“Holdings I”), the lenders party thereto, RBS Citizens, N.A. and Credit Suisse Securities (USA) LLC as joint lead arrangers and joint bookrunners, Credit Suisse AG, Cayman Islands Branch as syndication agent and Citizens Bank of Pennsylvania as administration agent. The New Media Credit Agreement provides for (i) a $200 million senior secured term facility (the “Term Loan Facility”) and (ii) a $25 million senior secured revolving credit facility, with a $5 million sub-facility for letters of credit and a $5 million sub-facility for swing loans (the “Revolving Credit Facility”). In addition, the New Media Borrower may request one or more new commitments for term loans or revolving loans from time to time up to an aggregate total of $75 million, subject to certain conditions (the “Incremental Facility”). On September 3, 2014, the New Media Credit Agreement was amended to provide for additional term loans under the Incremental Facility in an aggregate principal amount of $25 million. On November 20, 2014, the New Media Credit Agreement was further amended to increase the amount available thereunder for incremental term loans to facilitate the financing of the acquisition of substantially all of the assets from Halifax Media Group LLC. On January 9, 2015, the New Media Credit Agreement was amended to provide for additional term loans and revolving commitments under the Incremental Facility in a combined aggregate principal amount of $152 million and to make certain amendments to the Revolving Credit Facility. On February 13, 2015, the New Media Credit Agreement was amended to, amongst other things, replace the existing term loans with a new class of replacement term loans with extended call protection.

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

The New Media Credit Agreement contains covenants that restrict our operations and may inhibit our ability to grow our business, increase revenues and pay dividends to our stockholders.

The New Media Credit Agreement contains various restrictions, covenants and representations and warranties. If we fail to comply with any of these covenants or breach these representations or warranties in any material respect, such noncompliance would constitute a default under the New Media Credit Agreement (subject to applicable cure periods), and the lenders could elect to declare all amounts outstanding under the agreements related thereto to be immediately due and payable and enforce their respective interests against collateral pledged under such agreements.

The covenants and restrictions in the New Media Credit Agreement generally restrict our ability to, among other things:

•	incur or guarantee additional debt;

•	make certain investments, loans or acquisitions;

•	transfer or sell assets;

•	make distributions on capital stock or redeem or repurchase capital stock;

•	create or incur liens;

•	enter into transactions with affiliates;

•	consolidate, merge or sell all or substantially all of our assets; and

•	create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries.

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

If we do not generate sufficient cash flow from operations to satisfy our debt obligations, including interest payments and the payment of principal at maturity, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot provide assurance that any refinancing would be possible, that any assets could be sold, or, if sold, of the timeliness and amount of proceeds realized from those sales, that additional financing could be obtained on acceptable terms, if at all, or that additional financing would be permitted under the terms of our various debt instruments then in effect. Furthermore, our ability to refinance would depend upon the condition of the finance and credit markets. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms or on a timely basis, would materially affect our business, financial condition and results of operations.

We may not be able to pay dividends in accordance with our announced intent or at all.

We have announced our intent to distribute a substantial portion of our free cash flow as a dividend to our stockholders, through a quarterly dividend, subject to satisfactory financial performance, approval by our Board of Directors and dividend restrictions in the New Media Credit Agreement. The Board of Directors’ determinations regarding dividends will depend on a variety of factors, including the Company’s GAAP net income, free cash flow generated from operations or other sources, liquidity position and potential alternative uses of cash, such as acquisitions, as well as economic conditions and expected future financial results. Although we recently paid a third quarter 2014 cash dividend of $0.27 per share of Common Stock, there can be no guarantee that we will continue to pay dividends in the future or that this recent dividend is representative of the amount of any future dividends. Our ability to declare future dividends will depend on our future financial performance, which in turn depends on the successful implementation of our strategy and on financial, competitive, regulatory, technical and other factors, general economic conditions, demand and selling prices for our products and other factors specific to our industry or specific projects, many of which are beyond our control. Therefore, our ability to generate free cash flow depends on the performance of our operations and could be limited by decreases in our profitability or increases in costs, capital expenditures or debt servicing requirements.

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

Acquisitions have formed a significant part of our growth strategy in the past and are expected to continue to do so. If we are unable to identify suitable acquisition candidates or successfully integrate the businesses we acquire, our growth strategy may not succeed. Acquisitions involve numerous risks, including risks related to integration, and these risks could adversely affect our business, financial condition and results of operations.

Our business strategy relies on acquisitions. We expect to derive a significant portion of our growth by acquiring businesses and integrating those businesses into our existing operations. We intend to seek acquisition opportunities, however we may not be successful in identifying acquisition opportunities, assessing the value, strengths and weaknesses of these opportunities or consummating acquisitions on acceptable terms. Furthermore, suitable acquisition opportunities may not even be made available or known to us. In addition, valuations of potential acquisitions may rise materially, making it economically unfeasible to complete identified acquisitions.

Additionally, our ability to realize the anticipated benefits of the synergies between New Media and our recent or potential future acquisitions of assets or companies will depend, in part, on our ability to appropriately integrate the business of New Media and the businesses of other such acquired companies. The process of acquiring assets or companies may disrupt our business and may not result in the full benefits expected. The risks associated with integrating the operations of New Media and recent and potential future acquisitions include, among others:

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

If we are unable to successfully implement our acquisition strategy or address the risks associated with integrating the operations of New Media and acquisitions or potential future acquisitions, or if we encounter unforeseen expenses, difficulties, complications or delays frequently encountered in connection with the integration of acquired entities and the expansion of operations, our growth and ability to compete may be impaired, we may fail to achieve acquisition synergies and we may be required to focus resources on integration of operations rather than other profitable areas. Moreover, the success of any acquisition will depend upon our ability to effectively integrate the acquired assets or businesses. The acquired assets or businesses may not contribute to our revenues or earnings to any material extent, and cost savings and synergies we expect at the time of an acquisition may not be realized once the acquisition has been completed. Furthermore, if we incur indebtedness to finance an acquisition, the acquired business may not be able to generate sufficient cash flow to service that indebtedness. Unsuitable or unsuccessful acquisitions could adversely affect our business, financial condition, results of operations, cash flow and ability to pay dividends.

We have invested in growing our digital business, including Propel, but such investments may not be successful, which could adversely affect our results of operations.

We continue to evaluate our business and how we intend to grow our digital business. Internal resources and effort are put towards this business and key partnerships have been entered into to assist with our digital business, including Propel. We continue to believe that our digital businesses, including Propel, offer opportunities for revenue growth to support and, in some cases, offset the revenue trends we have seen in our print business. There can be no assurances that the partnerships we have entered into or the internal strategy being employed will result in generating or increasing digital revenues in amounts necessary to stabilize or offset trends in print revenues. In addition, we have a limited history of operations in this area and there can be no assurances that past performance will be indicative of future performance or future trends. If our digital strategy, including with regard to Propel, is not as successful as we anticipate, our financial condition, results of operations and ability to pay dividends could be adversely affected.

If we are unable to retain and grow our digital audience and advertiser base, our digital businesses will be adversely affected.

Given the ever-growing and rapidly changing number of digital media options available on the internet, we may not be able to increase our online traffic sufficiently and retain or grow a base of frequent visitors to our websites and applications on mobile devices.

Our Predecessor experienced declines in advertising revenue due in part to advertisers’ shift from print to digital media and we may not be able to create sufficient advertiser interest in our digital businesses and to maintain or increase the advertising rates of the inventory on our websites.

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

Our Predecessor had a history of losses and filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code in 2013.

Our Predecessor experienced losses from continuing operations of approximately $27.5 million and $21.0 million in 2012 and 2011, respectively. On September 27, 2013, GateHouse filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code and emerged from Chapter 11 protection on November 26, 2013. Additionally, we may not be able to maintain profitable operations in the future and our failure to achieve profitability in the future could adversely affect the trading price of our Common Stock and our ability to pay dividends and raise additional capital for growth.

If there is a significant increase in the price of newsprint or a reduction in the availability of newsprint, our results of operations and financial condition may suffer.

The basic raw material for our publications is newsprint. We generally maintain only a 45 to 55-day inventory of newsprint, although our participation in a newsprint-buying consortium has helped ensure adequate supply. An inability to obtain an adequate supply of newsprint at a favorable price or at all in the future could have a material adverse effect on our ability to produce our publications. Historically, the price of newsprint has been volatile, reaching a high of approximately $823 per metric ton in 2008 and experiencing a low of almost $410 per metric ton in 2002. The average price of newsprint for 2014 was approximately $605 per metric ton. Recent and future consolidation of major newsprint suppliers may adversely affect price competition among suppliers. Significant increases in newsprint costs for properties and periods not covered by our newsprint vendor agreement could have a material adverse effect on our financial condition and results of operations.

Our Predecessor experienced declines in advertising revenue, and further declines, which could adversely affect our results of operations and financial condition, may occur.

Our Predecessor experienced declines in advertising revenue over the past few years, due primarily to the economic recession and advertisers’ shift from print to digital media. Advertising revenue decreased by $26.2 million, or 7.4%, in the year ended December 30, 2012, as compared to the year ended January 1, 2012. Advertising revenue decreased by $29.6 million, or 9.0%, in the year ended December 29, 2013, as compared to the year ended December 30, 2012 for total company excluding Local Media. Advertising revenue increased by $57.0 million, or 17.4%, in the year ended December 28, 2014, as compared to the year ended December 29, 2013, however, excluding acquisitions, there was a decrease in advertising revenue. We continue to search for organic growth opportunities, including in our digital advertising business, and for ways to stabilize print revenue declines through new product launches and pricing. However, there can be no assurance that our advertising revenue will not continue to decline. Further declines in advertising revenue could adversely affect our results of operations and financial condition.

We compete with a large number of companies in the local media industry; if we are unable to compete effectively, our advertising and circulation revenues may decline.

Our business is concentrated in newspapers and other print publications located primarily in small and midsize markets in the United States. Our revenues primarily consist of advertising and paid circulation. Competition for advertising revenues and paid circulation comes from direct mail, directories, radio, television, outdoor advertising, other newspaper publications, the internet and other media. For example, as the use of the internet and mobile devices has increased, we have lost some classified advertising and subscribers to online advertising businesses and our free internet sites that contain abbreviated versions of our publications. Competition for advertising revenues is based largely upon advertiser results, advertising rates, readership, demographics and circulation levels. Competition for circulation is based largely upon the content of the publication and its price and editorial quality. Our local and regional competitors vary from market to market and many of our competitors for advertising revenues are larger and have greater financial and distribution resources than us. We may incur increased costs competing for advertising expenditures and paid circulation. We may also experience a decline of circulation or print advertising revenue due to alternative media, such as the internet. If we are not able to compete effectively for advertising expenditures and paid circulation, our revenues may decline.

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

Overall daily newspaper circulation, including national and urban newspapers, has declined in recent years. For the year ended December 30, 2012, our Predecessor’s circulation revenue decreased by $0.3 million, or 0.2%, as compared to the year ended January 1, 2012. There can be no assurance that our circulation revenue will not decline again in the future. Our Predecessor and us were able to maintain annual circulation revenue from existing operations in recent years through, among other things, increases in per copy prices. However, there can be no assurance that we will be able to continue to increase prices to offset any declines in circulation. Further declines in circulation could impair our ability to maintain or increase our advertising prices, cause purchasers of advertising in our publications to reduce or discontinue those purchases and discourage potential new advertising customers, all of which could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay dividends.

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

Due to reductions in our Predecessor’s operating projections during the third quarter in conjunction with the Restructuring, an impairment charge of $68.6 million was recognized for advertiser relationships within the Predecessor’s Metro and Small Community reporting units, an impairment charge of $19.1 million was recognized for subscriber relationships within the Company’s Metro and Small Community reporting units, an impairment charge of $2.1 million was recognized for customer relationships within the Company’s Metro reporting unit and an impairment charge of $1.8 million was recognized for trade names and publication rights within the Directories business unit. Refer to Note 18 “Fair Value Measurement” for additional information on the impairment charge. For further information on our Predecessor’s impairment charge and its effect on the Company financial statements, see Note 18 “Fair Value Measurement” to the consolidated financial statements.

Given the recent revaluation of assets related to fresh start accounting, there is a relatively small amount of fair value excess for certain reporting units as of the second quarter 2014 annual impairment test. Specifically the fair value of the Large Daily Newspapers, Metro Newspapers and Small Community Newspaper reporting units exceeded carrying value by less than 10%. In addition, the masthead fair value for these groups exceeded carrying value by less than 3%. Considering a relatively low headroom for these reporting units and mastheads and declining same store revenue and profitability in the newspaper industry over the past several years, these are considered to be at risk for a future impairment in the event of decline in general economic, market or business conditions or any significant unfavorable changes in the forecasted cash flows, weighted-average cost of capital and/or market transaction multiples.

At December 28, 2014 the carrying value of our goodwill is $134.0 million, mastheads is $51.2 million, and amortizable intangible assets is $105.5 million.

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

In recent years, we and our Predecessor experienced significant increases in the cost of employee medical benefits because of economic factors beyond its control, including increases in health care costs. At least some of these factors may continue to put upward pressure on the cost of providing medical benefits. Although we have actively sought to control increases in these costs, there can be no assurance that we will succeed in limiting cost increases, and continued upward pressure could reduce the profitability of our businesses.

Our pension and postretirement plans were underfunded by $13.5 million at December 28, 2014. Our pension plan invests in a variety of equity and debt securities, many of which were affected by the disruptions in the credit and capital markets in 2009 and 2010. Future volatility and disruption in the stock markets could cause further declines in the asset values of our pension plans. In addition, a decrease in the discount rate used to determine minimum funding requirements could result in increased future contributions. If either occurs, we may need to make additional pension contributions above what is currently estimated, which could reduce the cash available for our businesses.

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

As of December 28, 2014, we employed 6,133 employees, of whom 923 (or approximately 15.0%) were represented by 30 unions. 92% of the unionized employees are in four states: Illinois, Rhode Island, Ohio and Massachusetts and represent 25%, 25%, 22% and 20% of all our union employees, respectively. Most of our unionized employees work under collective bargaining agreements that expire in 2017.

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

The market price of our common stock may fluctuate widely, depending upon many factors, some of which may be beyond our control. These factors include, without limitation:

•	our business profile and market capitalization may not fit the investment objectives of any stockholder;

•	a shift in our investor base;

•	our quarterly or annual earnings, or those of other comparable companies;

•	actual or anticipated fluctuations in our operating results;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	announcements by us or our competitors of significant investments, acquisitions or dispositions;

•	the failure of securities analysts to cover our Common Stock;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	the operating and stock price performance of other comparable companies;

•	overall market fluctuations; and

•	general economic conditions.

Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our Common Stock. Additionally, these and other external factors have caused and may continue to cause the market price and demand for our Common Stock to fluctuate, which may limit or prevent investors from readily selling their shares of Common Stock, and may otherwise negatively affect the liquidity of our common stock.

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

Furthermore, the percentage ownership in New Media may be diluted in the future because of equity awards that we expect will be granted to our Manager pursuant to our Management Agreement. Upon the successful completion of an offering of shares of our Common Stock or any shares of preferred stock, we will grant our Manager options equal to 10% of the number of shares being sold in the offering, with an exercise price equal to the offering price per share paid by the public or other ultimate purchaser. The board of directors of New Media approved a Nonqualified Stock Option and Incentive Award Plan (the “Incentive Plan”) which provides for the grant of equity and equity-based awards, including restricted stock, stock options, stock appreciation rights, performance awards, restricted stock units, tandem awards and other equity-based and non-equity based awards, in each case to our Manager, to the directors, officers, employees, service providers, consultants and advisors of our Manager who perform services for us, and to our directors, officers, employees, service providers, consultants and advisors. Any future grant would cause further dilution. We initially reserved 15 million shares of our Common Stock for issuance under the Incentive Plan; on the first day of each fiscal year beginning during the ten-year term of the Incentive Plan and in and after calendar year 2015, that number will be increased by a number of shares of our Common Stock equal to 10% of the number of shares of our Common Stock newly issued by us during the immediately preceding fiscal year (and, in the case of fiscal year 2014, after the effective date of the Incentive Plan). In January 2015, the number of shares reserved for issuance under the Incentive Plan was increased by 746,649, representing 10% of the shares of Common Stock newly issued in fiscal year 2014.

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

We own and operate 43 print facilities across the United States. GateHouse’s print facilities range in size from approximately 500 to 82,000 square feet (combined printing and office space). GateHouse’s executive offices are located in Pittsford, New York, where we lease approximately 25,870 square feet under a lease terminating in October 2022. Local Media’s executive offices are in a 47,000 square feet owned building in Middletown, New York.

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

Market Information

New Media Common Stock trades on the NYSE under the trading symbol “NEWM” since the spin-off from Newcastle. A “when-issued” trading market for New Media’s Common Stock on the NYSE began on February 4, 2014 and “regular-way” trading of New Media Common Stock began on February 14, 2014. Prior to February 4, 2014, there was no public market for New Media Common Stock. Set forth in the table below for the periods presented are the high and low sale prices for New Media Common Stock as reported on the NYSE.

	HIGH	LOW
Fiscal Year Ending December 28, 2014:
First Quarter (since February 4, 2014)	$15.65	$10.35
Second Quarter	$15.79	$12.89
Third Quarter	$17.95	$13.59
Fourth Quarter	$24.52	$15.76

From the most recent available Company information, on March 3, 2015 there were approximately 48 holders of record.

Dividends

New Media currently intends to distribute a substantial portion of free cash flow as a dividend to stockholders, through a quarterly dividend, subject to satisfactory financial performance, Board approval and dividend restrictions in the New Media Credit Agreement. The Board of Directors’ determinations regarding dividends will depend on a variety of factors, including the Company’s GAAP net income, free cash flow generated from operations or other sources, liquidity position and potential alternative uses of cash, such as acquisitions, as well as economic conditions and expected future financial results.

On July 31, 2014, the Company announced a second quarter 2014 cash dividend of $0.27 per share of New Media Common Stock. The dividend was paid on August 21, 2014 to shareholders of record as of the close of business on August 12, 2014.

On October 30, 2014, the Company announced a third quarter 2014 cash dividend of $0.27 per share of New Media Common Stock. The dividend was paid on November 20, 2014, to shareholders of record as of the close of business on November 12, 2014.

On February 26, 2015, the Company announced a fourth quarter 2014 cash dividend of $0.30 per share of New Media Common Stock. The dividend will be paid on March 19, 2015, to shareholders of record as of the close of business on March 11, 2015.

Unregistered Sales of Equity Securities

In connection with the restructuring of GateHouse, on the Effective Date New Media issued 30,000,000 shares of New Media Common Stock pursuant to the Plan in accordance with Section 1145(a)(1) of the U.S. Bankruptcy Code (the “Bankruptcy Code”).

Additionally, on the Effective Date, New Media issued 1,362,479 10-year warrants at a strike price of $46.35 per share to the former equity holders of GateHouse pursuant to the Plan, in accordance with Section 1145(a)(2) of the Bankruptcy Code.

Item 6.	Selected Financial Data

The following table presents our selected historical financial data as of and for each of the years in the five year period ended December 28, 2014. The information in this table should be read in conjunction with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business” and our historical consolidated financial statements and the related notes thereto included elsewhere in this report. The selected consolidated statements of operations and comprehensive income (loss) data and other data for the years ended January 1, 2012 and December 31, 2010 and the selected consolidated balance sheets data at December 30, 2012, January 1, 2012 and December 31, 2010 have been derived from the audited consolidated financial statements of our Predecessor that are not included in this report.

	Successor Company		Predecessor Company
	Year Ended December 28, 2014	Two Months Ended December 29, 2013	Ten Months Ended November 6, 2013	Year Ended December 30, 2012(2)	Year Ended January 1, 2012	Year Ended December 31, 2010
(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Advertising	$385,399	$63,340	$265,078	$330,881	$357,134	$385,579
Circulation	195,661	29,525	118,810	131,576	131,879	133,192
Commercial printing and other	71,263	10,366	29,402	26,097	25,657	25,967

Total revenues	652,323	103,231	413,290	488,554	514,670	544,738
Operating costs and expenses:
Operating costs	368,420	56,614	232,066	268,222	281,884	296,974
Selling, general and administrative	211,829	28,749	136,832	145,020	146,295	154,516
Depreciation and amortization	41,450	6,588	33,409	39,888	42,426	45,080
Integration and reorganization costs	2,796	1,758	1,577	4,393	5,884	2,324
Impairment of long-lived assets	—	—	91,599	—	1,733	430
Loss on sale of assets	1,472	27	1,163	1,238	455	1,551
Goodwill and mastheads impairment	—	—	—	—	385	—

Operating income (loss)	26,356	9,495	(83,356)	29,793	35,608	43,863
Interest expense, amortization of deferred financing costs, loss on early extinguishment of debt, (gain) loss on derivative instruments, reorganization items, net, and other	26,848	1,798	(871,399)	57,463	58,361	69,520

(Loss) income from continuing operations before income taxes	(492)	7,697	788,043	(27,670)	(22,753)	(25,657)
Income tax expense (benefit)	2,713	491	(197)	(207)	(1,803)	(155)

(Loss) income from continuing operations	(3,205)	7,206	788,240	(27,463)	(20,950)	(25,502)
Loss from discontinued operations, net of income taxes	—	—	(1,034)	(2,340)	(699)	(542)

Net (loss) income	(3,205)	7,206	787,206	(29,803)	(21,649)	(26,044)
Net loss attributable to noncontrolling interest	—	—	208	—	—	—

Net (loss) income attributable to New Media	$(3,205)	$7,206	$787,414	$(29,803)	$(21,649)	$(26,044)

	Successor Company		Predecessor Company
	Year Ended December 28, 2014	Two Months Ended December 29, 2013	Ten Months Ended November 6, 2013	Year Ended December 30, 2012(2)	Year Ended January 1, 2012	Year Ended December 31, 2010
(in thousands, except per share data)
Basic net (loss) income from continuing operations attributable to New Media per share	$(0.10)	$0.24	$13.58	$(0.47)	$(0.36)	$(0.46)
Diluted (loss) income from continuing operations attributable to New Media per share	$(0.10)	$0.24	$13.58	$(0.47)	$(0.36)	$(0.46)
Basic net (loss) income attributable to New Media common stockholders per share	$(0.10)	$0.24	$13.56	$(0.51)	$(0.37)	$(0.45)
Diluted net (loss) income attributable to New Media common stockholders per share	$(0.10)	$0.24	$13.56	$(0.51)	$(0.37)	$(0.45)
Dividends declared per share	$0.54	$—	$—	$—	$—	$—
Other Data:
Adjusted EBITDA (1)	$67,741	$16,096	$988,265	$69,766	$80,547	$89,511
Cash interest paid	$15,181	$925	$43,606	$55,976	$58,225	$59,317

(1)	We define Adjusted EBITDA as net income (loss) from continuing operations before income tax expense (benefit), interest/financing expense, depreciation and amortization and non-cash impairments. Adjusted EBITDA is not a measurement of financial performance under GAAP and should not be considered in isolation or as an alternative to income from operations, net income (loss), cash flow from continuing operating activities or any other measure of performance or liquidity derived in accordance with GAAP. We believe this non-GAAP measure, as we have defined it, is helpful in identifying trends in our day-to-day performance because the items excluded have little or no significance in our day-to-day operations. This measure provides an assessment of controllable expenses and affords management the ability to make decisions which are expected to facilitate meeting current financial goals as well as achieve optimal financial performance. Adjusted EBITDA provides an indicator for management to determine if adjustments to current spending decisions are needed.

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

(2)	The year ended December 30, 2012 included a 53rd week of operations for approximately 60% of the business.

The table below shows the reconciliation of income (loss) from continuing operations to Adjusted EBITDA for the periods presented:

	Successor Company				Predecessor Company
	Year Ended December 28, 2014		Two Months Ended December 29, 2013		Ten Months Ended November 6, 2013		Year Ended December 30, 2012(3)	Year Ended January 1, 2012	Year Ended December 31, 2010
(in thousands)
(Loss) income from continuing operations	$(3,205)		$7,206		$788,240		$(27,463)	$(20,950)	$(25,502)
Income tax expense (benefit)	2,713		491		(197)		(207)	(1,803)	(155)
Loss (gain) on derivative instruments (1)	51		—		14		(1,635)	(913)	8,277
Loss on early extinguishment of debt(2)	9,047		—		—		—	—	—
Amortization of deferred financing costs	1,049		171		842		1,255	1,360	1,360
Interest expense	16,636		1,640		74,358		57,928	58,309	60,021
Impairment of long-lived assets	—		—		91,599		—	1,733	430
Depreciation and amortization	41,450		6,588		33,409		39,888	42,426	45,080
Goodwill and mastheads impairment	—		—		—		—	385	—

Adjusted EBITDA from continuing operations	$67,741	(a)	$16,096	(b)	$988,265	(c)	$69,766 (d)	$80,547 (e)	$89,511 (f)

(a)	Adjusted EBITDA for the year ended December 28, 2014 included net expenses of $21,673, comprised of transaction and project costs, non-cash compensation, and other expenses of $17,405, integration and reorganization costs of $2,796 and a $1,472 loss on the sale of assets.
(b)	Adjusted EBITDA for the two months ended December 29, 2013 included net expenses of $4,828, comprised of transaction and project costs and other expenses of $3,043, integration and reorganization costs of $1,758 and a $27 loss on the sale of assets.
(c)	Adjusted EBITDA for the ten months ended November 6, 2013 included net income of $(930,229), comprised of transaction and project costs, non-cash compensation, and other expenses of $(932,969), integration and reorganization costs of $1,577 and a $1,163 loss on the sale of assets.

Adjusted EBITDA also does not include $123 of EBITDA generated from our discontinued operations.

(d)	Adjusted EBITDA for the year ended December 30, 2012 included net expenses of $11,009, comprised of transaction and project costs, non-cash compensation, and other expenses of $5,378, integration and reorganization costs of $4,393 and a $1,238 loss on the sale of assets.

Adjusted EBITDA also does not include $255 of EBITDA generated from our discontinued operations.

(e)	Adjusted EBITDA for the year ended January 1, 2012 included net expenses of $10,565, comprised of transaction and project costs, non-cash compensation, and other expenses of $4,226, integration and reorganization costs of $5,884 and a $455 loss on the sale of assets.

Adjusted EBITDA also does not include $432 of EBITDA generated from our discontinued operations.

(f)	Adjusted EBITDA for the year ended December 31, 2010 included net expenses of $8,880, comprised of transaction and project costs, non-cash compensation, and other expenses of $5,005, integration and reorganization costs of $2,324 and a $1,551 loss on the sale of assets.

Adjusted EBITDA also does not include $463 of EBITDA generated from our discontinued operations.

(1)	Non-cash loss (gain) on derivative instruments is related to interest rate swap agreements which are financing related and are excluded from Adjusted EBITDA.
(2)	Non-cash write-off of deferred financing costs are similar to interest expense and amortization of financing fees and are excluded from Adjusted EBITDA.
(3)	The year ended December 30, 2012 included a 53rd week of operations for approximately 60% of the business.

	As of
	Successor Company		Predecessor Company
	December 28, 2014	December 29, 2013	December 30, 2012	January 1, 2012	December 31, 2010
(in thousands)
Balance Sheet Data:
Total assets	$825,095	$693,399	$469,766	$510,802	$546,327
Total long-term obligations, including current maturities	228,311	187,119	1,177,298	1,185,212	1,197,347
Stockholders’ equity (deficit)	484,127	395,362	(834,159)	(805,632)	(792,121)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and notes to those statements appearing in this report. The discussion and analysis below includes certain forward-looking statements that are subject to risks, uncertainties and other factors under the heading “Risk Factors” and elsewhere in this report that could cause our actual future growth, results of operations, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, such forward-looking statements. See “Cautionary Note Regarding Forward Looking Information” at the beginning of this report.

Comparability of Information

As a result of the restructuring of GateHouse Media, LLC (formerly known as GateHouse Media, Inc.) (“GateHouse” or “Predecessor”) (the “Restructuring”), all GateHouse debt, including derivative liabilities and deferred financing assets, was eliminated on November 6, 2013, the confirmation date of the pre-packaged plan under Chapter 11 of title 11 of the United States Bankruptcy Code (the “Plan”). Fresh start accounting also led to changes in the basis of our assets and liabilities including property, plant and equipment and intangible assets that will impact future depreciation and amortization expense levels. As a result of the adoption of fresh start accounting, New Media’s (“New Media,” “Company,” “us,” or “we”) reorganized company post-emergence financial statements will generally not be comparable with the financial statements of GateHouse prior to emergence, including historical financial information in this Annual Report on Form 10-K.

Overview

New Media is a company that owns, operates and invests in high quality local media assets. We have a particular focus on owning and acquiring strong local media assets in small to mid-size markets. With our collection of assets, we focus on two large business categories; consumers and small to medium size businesses (“SMBs”).

Our portfolio of media assets today spans across 379 markets and 27 states. Our products include 452 community print publications, 379 websites, 360 mobile sites and six yellow page directories. We reach over 14 million people per week and serve over 140,000 business customers.

We are focused on growing our consumer revenues primarily through our penetration into the local consumer market that values comprehensive local news and receives their news primarily from our products. We believe our rich local content, our strong media brands, and multiple platforms for delivering content will impact our reach into the local consumers leading to growth in subscription income. We also believe our focus on smaller markets will allow us to be a dominant provider of valuable, unique local news to consumers in those markets. We believe that one result of our local consumer penetration in these smaller markets will be transaction revenues as we link consumers with local businesses. For our SMB business category, we focus on leveraging our strong local media brands, our in-market sales force and our high consumer penetration rates with a variety of products and services that we believe will help SMBs expand their marketing, advertising and other digital lead generation platforms. We also believe our strong position in our local markets will allow us to develop other products that will be of value to our SMBs in helping them run and grow their businesses.

Our business strategy is to be the preeminent provider of local news, information, advertising and digital services in the markets we operate in today. We aim to grow our business organically through what we believe are both our consumer and SMB strategies. We also plan to pursue strategic acquisitions of high quality local media assets at attractive valuation levels. Finally, we intend to distribute a substantial portion of our free cash flow as a dividend to stockholders through a quarterly dividend, subject to satisfactory financial performance and approval by our board of directors (the “Board of Directors”) and dividend restrictions in the New Media Credit Agreement (as defined below). The Board of Directors’ determinations regarding dividends will depend on a variety of factors, including the Company’s U.S. generally accepted accounting principles (“GAAP”) net income, free cash flow generated from operations or other sources, liquidity position and potential alternative uses of cash, such as acquisitions, as well as economic conditions and expected future financial results.

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

Central to our business strategy is our digital marketing services business called Propel Marketing (“Propel”). We launched the business in 2012 and have seen rapid growth since then. Revenues have grown from $1 million in 2012 to $18.3 million in 2014. We believe Propel and its digital marketing service products, combined with our strong local brands and in market sales force, position this business to be a key component to our overall organic growth strategy.

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

Our core products include:

•	93 daily newspapers with total paid circulation of approximately 842,000;

•	256 weekly newspapers (published up to three times per week) with total paid circulation of approximately 297,000 and total free circulation of approximately 741,000;

•	103 “shoppers” (generally advertising-only publications) with total circulation of approximately 2.6 million;

•	379 locally focused websites and 360 mobile sites, which extend our businesses onto the internet and mobile devices with approximately 119 million page views per month;

•	six yellow page directories, with a distribution of approximately 430,000, that cover a population of approximately 1.1 million people; and

•	Propel digital marketing services.

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

On August 27, 2013, our Predecessor entered into a management agreement (the “Local Media Management Agreement”) with and among Local Media Group Holdings LLC (“Local Media Parent”) to manage the operations of its direct subsidiary Local Media Group Inc. (“Local Media”). The Company determined that the Local Media Management Agreement resulted in Local Media being a variable interest entity (“VIE”) and has consolidated Local Media’s financial position and results of operations from September 3, 2013. On September 3, 2013, Local Media Parent completed its acquisition of thirty three publications from News Corp Inc. Local Media was not part of the bankruptcy filing. However, as part of the Plan, Newcastle agreed to contribute 100% of the stock of Local Media Parent to New Media as of the Effective Date. The contribution was made to New Media to assign Newcastle’s rights under the stock purchase agreement to which it acquired Local Media as of the Effective Date. Consideration received by Newcastle was the New Media Common Stock collectively equal to the cost of the acquisition of Local Media by Newcastle (as adjusted pursuant to the Plan) upon emergence from Chapter 11 on the Effective Date. The Company accounted for the consolidation of Local Media under the purchase method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations”, as New Media received a controlling financial interest in Local Media as of the Effective Date. The Local Media Management Agreement was terminated effective June 4, 2014.

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

Spin-off from Newcastle

On February 13, 2014, Newcastle completed the spin-off of the Company. Each share of Newcastle common stock outstanding as of 5:00 PM, Eastern Time, on February 6, 2014, the Record Date, entitled the holder thereof to receive 0.07219481485 shares of New Media Common Stock (the “spin-off”). On February 14, 2014 New Media became a separate, publicly traded company trading on the New York Stock Exchange (the “NYSE”) under the ticker symbol “NEWM”. As a result of the spin-off, the fees included in the management agreement with the Manager became effective.

Acquisitions

On June 30, 2014, we completed two acquisitions of 20 publications with a total purchase price of $15.85 million, which includes estimated working capital. The acquisitions included six daily, ten weekly publications, and four shoppers serving areas of Texas, Oklahoma, Kansas and Virginia with an aggregate circulation of approximately 54,000. The acquisitions were funded with $9.85 million of cash and $6 million from the Revolving Credit Facility (as defined below).

On September 3, 2014, we completed the acquisition of The Providence Journal with a total purchase price of $46 million. The acquisition included one daily and two weekly publications serving areas of Rhode Island with a daily circulation of approximately 72,000 and 96,000 on Sunday.

On December 1, 2014, we completed the acquisition of Foster’s Daily Democrat along with other publications and related assets for $5.4 million in cash, including estimated working capital, from the Foster family. The publications are located around Dover, NH, and the daily newspaper has a circulation of approximately 12,000.

Subsequent Events

Acquisitions

On January 9, 2015, we completed the acquisition of substantially all of the assets from Halifax Media Group (“Halifax Media”) for an aggregate purchase price of $280 million, subject to working capital adjustments (the “Halifax Acquisition”). $17 million of the purchase price is being held in an escrow account, to be available for application against indemnification and certain other obligations of the sellers arising during the first twelve months following the closing, with the remainder not so applied or subject to claims being delivered to the sellers after such twelve months. The acquisition includes 24 daily publications, 13 weekly publications, and 5 shoppers serving areas of Alabama, Florida, Louisiana, Massachusetts, North Carolina, and South Carolina with a daily circulation of approximately 635,000 and 752,000 on Sunday.

We financed the Halifax Acquisition with a combination of cash on hand, debt financing from the proceeds of incremental loans under the New Media Credit Agreement and the assumption of debt from Halifax Media.

On February 19, 2015, we reached an agreement to purchase substantially all of the assets of Stephens Media, LLC (“Stephens Media”) for $102.5 million in cash, plus working capital. We intend to fund the acquisition with cash on the balance sheet and available capacity under the New Media Credit Agreement. Stephens Media is a leading newspaper publisher operating eight daily newspapers, over 65 weekly and niche publications, and more than 50 websites serving communities throughout the United States. The assets have a combined average daily circulation of approximately 221,000 and 244,000 on Sunday. We anticipate the deal will close in the first quarter of 2015 subject to customary closing conditions; however, there can be no assurance as to the timing or the occurrence of the closing.

Common Stock Offering

On January 20, 2015, we completed the sale of 7,000,000 shares of our common stock, including the 104,400 shares of our common stock sold to certain of our officers and directors and an officer of the Manager. The gross proceeds of the sale were approximately $152 million, before deducting underwriting discounts and commissions and offering expenses. In connection with this offering, we issued to an affiliate of our Manager 700,000 options to purchase shares of our common stock.

On February 24, 2015, the Company’s Board of Directors granted 196,164 shares of restricted stock to employees under the Incentive Plan.

Amendments to New Media Credit Agreement

On January 9, 2015, in connection with the Halifax Acquisition, the New Media Credit Agreement was amended to provide for additional term loans and revolving commitments under the Incremental Facility (as defined below) in a combined aggregate principal amount of $152 million and to make certain amendments to the Revolving Credit Facility (as defined below). On January 20, 2015, we repaid the outstanding loans under the Incremental Facility and these commitments were terminated.

On February 13, 2015, the New Media Credit Agreement was amended to, amongst other things, replace the outstanding Term Loans, 2014 Incremental Term Loans and 2015 Incremental Term Loan with a new class of replacement term loans (the “Replacement Term Loans”) which are subject to a 1.00% prepayment premium for any prepayments made in connection with certain repricing transactions with respect to the Replacement Term Loans effected within six months of the date of the amendment.

Dividends

On February 26, 2015, the Company announced a fourth quarter 2014 cash dividend of $0.30 per share of New Media Common Stock. The dividend will be paid on March 19, 2015, to shareholders of record as of the close of business on March 11, 2015.

Management Agreement

On March 6, 2015, the Company’s Independent Directors on the Board approved an amendment to the Management Agreement. The amended Management Agreement is included as exhibit 10.39 in this Annual Report on Form 10-K.

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

Business Combinations

The Company accounts for acquisitions in accordance with the provisions of ASC 805. ASC 805 provides guidance for recognition and measurement of identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree at fair value. In a business combination, the assets acquired, liabilities assumed and noncontrolling interest in the acquiree are recorded as of the date of acquisition at their respective fair values with limited exceptions. Any excess of the purchase price (consideration transferred) over the estimated fair values of net assets acquired is recorded as goodwill. Transaction costs are expensed as incurred. The operating results of the acquired business are reflected in the Company’s consolidated financial statements after the date of the acquisition.

Goodwill and Long-Lived Assets

The application of the purchase method of accounting for business combinations and fresh start accounting related to reorganization require the use of significant estimates and assumptions in the determination of the fair value of assets and liabilities in order to properly allocate the purchase price consideration or enterprise value between assets that are depreciated and amortized from goodwill. Our estimates of the fair values of assets and liabilities are based upon assumptions believed to be reasonable, and when appropriate, include assistance from independent third-party valuation firms. Refer to Note 3, “Fresh Start Accounting”, and Note 4, “Business Combinations” of the consolidated financial statements.

As a result of the application of fresh start accounting we have a significant amount of goodwill. Goodwill at December 28, 2014 was $134.0 million. We assess the potential impairment of goodwill and intangible assets with indefinite lives on an annual basis as of the end or our second fiscal quarter in accordance with the provisions of Financial Accounting Standards Board (“FASB”) ASC Topic 350 “Intangibles—Goodwill and Other.” We perform our impairment analysis on each of our reporting units. The reporting units have discrete financial information and are regularly reviewed by management. The fair value of the applicable reporting unit is compared to its carrying value. Calculating the fair value of a reporting unit requires us to make significant estimates and assumptions. We estimate fair value by applying third-party market value indicators to projected cash flows and/or projected earnings before interest, taxes, depreciation, and amortization. In applying this methodology, we rely on a number of factors, including current operating results and cash flows, expected future operating results and cash flows, future business plans, and market data. If the carrying value of the reporting unit exceeds the estimate of fair value, we calculate the impairment as the excess of the carrying value of goodwill over its implied fair value.

We account for long-lived assets in accordance with the provisions of ASC Topic 360, “Property, Plant and Equipment”. We assess the recoverability of our long-lived assets, including property, plant and equipment and definite lived intangible assets, whenever events or changes in business circumstances indicate the carrying amount of the assets, or related group of assets, may not be fully recoverable. Factors leading to impairment include significant under-performance relative to historical or projected results, significant changes in the manner of use of the acquired assets or the strategy for our overall business and significant negative industry or economic trends. The assessment of recoverability is based on management’s estimates by comparing the sum of the estimated undiscounted cash flows generated by the underlying asset, or other appropriate grouping of assets, to its carrying value to determine whether an impairment existed at its lowest level of identifiable cash flows. If the carrying amount of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment is recognized to the extent the carrying value of such asset exceeds its fair value.

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

We performed annual impairment testing of goodwill and indefinite lived intangible assets during the second quarter of 2014, 2013 and 2012. Additionally, we performed impairment testing of goodwill and indefinite lived intangibles during the first quarter of 2012 due to operational management changes. As a result, an impairment charge related to goodwill was recorded in fiscal 2012, see additional information in Note 8 to the consolidated financial statements “Goodwill and Intangible Assets.”

Newspaper mastheads (newspaper titles) are not subject to amortization and are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of each group of mastheads with their carrying amount. We used a relief from royalty approach which utilizes a discounted cash flow model to determine the fair value of each newspaper masthead. Our judgments and estimates of future operating results in determining the reporting unit fair values are consistently applied in determining the fair value of mastheads. We performed impairment tests on newspaper mastheads as of June 29, 2014, June 30, 2013, July 1, 2012 and April 1, 2012. See Note 8 to the consolidated financial statements, “Goodwill and Intangible Assets,” for a discussion of the impairment charges taken.

Intangible assets subject to amortization (primarily advertiser and subscriber lists) are tested for recoverability whenever events or change in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. We performed impairment assessments on long lived assets (including intangible assets subject to amortization) as of June 29, 2014, September 29, 2013, June 30, 2013 and July 1, 2012. Due to reductions in the Company’s operating projections during the third quarter of 2013 in conjunction with the bankruptcy process, an impairment charge was recognized for intangible assets subject to amortization. See Note 8 to the consolidated financial statements, “Goodwill and Intangible Assets,” for a discussion of the impairment charges taken.

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

Our only pension plan has assets valued at $21.3 million and the plan’s benefit obligation is $28.3 million resulting in the plan being 75% funded.

To determine the expected long-term rate of return on pension plan’s assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets, input from the actuaries and investment consultants, and long-term inflation assumptions. We used an assumption of 8.0% for its expected return on pension plan assets for 2014. If we were to reduce its rate of return by 50 basis points then the expense for 2014 would have increased approximately $0.1 million.

The assumed health care cost-trend rate also affects other postretirement benefit liabilities and expense. A 100 basis point increase in the health care cost trend rate would result in an increase of approximately $0.6 million in the December 28, 2014 postretirement benefit obligation and a 100 basis point decrease in the health care cost trend rate would result in a decrease of approximately $0.5 million in the December 28, 2014 postretirement benefit obligation.

Self-Insurance Liability Accruals

We maintain self-insured medical and workers’ compensation programs. We purchase stop loss coverage from third parties which limits our exposure to large claims. We record a liability for healthcare and workers’ compensation costs during the period in which they occur as well as an estimate of incurred but not reported claims.

Results of Operations

The following table summarizes our historical results of operations for New Media, otherwise known as the Successor Company for the year ended December 28, 2014 and the two months ended December 29, 2013, and the Predecessor Company for the ten months ended November 6, 2013 and for the year ended December 30, 2012. We believe the comparison of combined results for the year ended December 29, 2013 versus the years ended December 28, 2014 and December 30, 2012, provides the best analysis of our results of operations, while the adoption of fresh start accounting presents the results of operations of a new reporting entity, the only consolidated statement of operations items impacted by the bankruptcy reorganization under Chapter 11 are depreciation and amortization expense, interest expense, and reorganization items. Those effects of fresh start accounting are discussed in more detail in the respective sections below. References to “same store” results below take into account material acquisitions and divestitures of the Company by adjusting prior year performance to include or exclude financial results as if the Company had owned or divested a business for the comparable period. The Victorville, American Consolidated Media Southwest Group, Petersburg, and Fosters (“Tuck-In”) acquisitions were not considered material.

	Successor Company	Combined	Successor Company	Predecessor Company
	Year Ended December 28, 2014	Year Ended December 29, 2013	Two Months Ended December 29, 2013	Ten Months Ended November 6, 2013	Year Ended December 30, 2012
(in thousands)
Revenues:
Advertising	$385,399	$328,418	$63,340	$265,078	$330,881
Circulation	195,661	148,335	29,525	118,810	131,576
Commercial printing and other	71,263	39,768	10,366	29,402	26,097

Total revenues	652,323	516,521	103,231	413,290	488,554
Operating costs and expenses:
Operating costs	368,420	288,680	56,614	232,066	268,222
Selling, general and administrative	211,829	165,581	28,749	136,832	145,020
Depreciation and amortization	41,450	39,997	6,588	33,409	39,888
Integration and reorganization costs	2,796	3,335	1,758	1,577	4,393
Impairment of long-lived assets	—	91,599	—	91,599	—
Loss on sale of assets	1,472	1,190	27	1,163	1,238

Operating income (loss)	26,356	(73,861)	9,495	(83,356)	29,793
Interest expense	16,636	75,998	1,640	74,358	57,928
Amortization of deferred financing costs	1,049	1,013	171	842	1,255
Loss on early extinguishment of debt	9,047	—	—	—	—
Loss (gain) on derivative instruments	51	14	—	14	(1,635)
Other expense (income)	65	991	(13)	1,004	(85)
Reorganization items, net	—	(947,617)	—	(947,617)	—

Income (loss) from continuing operations before income taxes	(492)	795,740	7,697	788,043	(27,670)
Income tax expense (benefit)	2,713	294	491	(197)	(207)

Income (loss) from continuing operations	$(3,205)	$795,446	$7,206	$788,240	$(27,463)

Year Ended December 28, 2014 Compared To Year Ended December 29, 2013

Revenue. Total revenue for the year ended December 28, 2014 increased by $135.8 million, or 26.3%, to $652.3 million from $516.5 million for the year ended December 29, 2013. The increase in total revenue was comprised of a $57.0 million, or 17.4%, increase in advertising revenue, a $47.3 million, or 31.9%, increase in circulation revenue, and a $31.5 million, or 79.2%, increase in commercial printing and other revenue. The increase in revenue of $135.8 million includes revenues from our Local Media and The Providence Journal acquisitions of $131.0 million, which is comprised of $62.5 million from advertising, $44.9 million from circulation, and $23.6 million from commercial printing and other.

Same store revenue for the Successor Company for the year ended December 28, 2014 increased by $1.0 million, or 0.1%, to $652.3 million. The increase in same store revenue was comprised of a $1.7 million, or

0.9%, increase in circulation revenue and an $8.9 million, or 14.3%, increase in commercial printing and other revenue, which was partially offset by a $9.6 million, or 2.4%, decrease in advertising revenue. Same store advertising revenue declines were primarily driven by declines on the print side of our business in the local retail category due to secular pressures and a continuing uncertain economic environment. These secular trends and economic conditions have also led to a decline in our print circulation volumes, which have been offset by price increases in select locations. The $8.9 million increase in commercial printing and other revenue is primarily the result of the growth in Propel, our small business marketing service business within GateHouse Ventures.

Operating Costs. Operating costs for the year ended December 28, 2014 increased by $79.7 million, or 27.6%, to $368.4 million from $288.7 million for the year ended December 29, 2013. The increase in operating costs of $79.7 million includes operating costs from all acquisitions of $87.7 million, which were partially offset by an $8.0 million decrease in operating costs. This decline in operating costs was primarily due to a decrease in compensation, hauling and delivery, and newsprint expenses of $4.4 million, $2.1 million, and $2.0 million, respectively. On a same store basis, operating costs for the year ended December 28, 2014 decreased by $3.7 million, or 1.0%, to $368.4 million. These decreases are the result of permanent cost reductions as we continue to work to consolidate operations and improve the productivity of our labor force.

Selling, General and Administrative. Selling, general and administrative expenses for the year ended December 28, 2014 increased by $46.2 million, or 27.9%, to $211.8 million from $165.6 million for the year ended December 29, 2013. The increase in selling, general and administrative expenses of $46.2 million includes selling, general and administrative expenses from acquisitions of $38.8 million. The additional $7.4 million increase in selling, general and administrative expenses was primarily due to an increase in outside services and professional and consulting fees of $4.5 million and $3.9 million, respectively, which were partially offset by a decrease in compensation of $1.4 million. On a same store basis, selling, general and administrative expenses for the year ended December 28, 2014 increased by $11.9 million, or 6.0%, to $211.8 million, which includes $2.4 million of debt refinancing fees that did not meet capitalization requirements, an increase of $3.7 million of acquisition, closing and transition costs, and $5.6 million of management fees.

Integration and Reorganization Costs. During the year ended December 28, 2014 and December 29, 2013, we recorded integration and reorganization costs of $2.8 million and $3.3 million, respectively, primarily resulting from severance costs related to the continued consolidation of our operations resulting from our ongoing implementation of our plans to reduce costs and preserve cash flow.

Impairment of Long-Lived Assets. During the year ended December 29, 2013 we incurred a charge of $91.6 million related to the impairment on our advertiser relationships, subscriber relationships, customer relationships and other intangible assets due to reductions in our operating projections within our various reporting units. There were no such charges during the year ended December 28, 2014.

Interest Expense. Interest expense for the year ended December 28, 2014 decreased by $59.4 million to $16.6 million from $76.0 million for the year ended December 29, 2013. The decrease in interest expense was primarily due to the decrease in our total outstanding debt as a result of our restructuring during 2013 and the reclassifications out of accumulated other comprehensive income related to the write-off of the derivative instruments due to the termination of the swap agreements of $26.3 million during the year ended December 29, 2013.

Loss on Early Extinguishment of Debt. During the year ended December 28, 2014 we recorded a loss of $9.0 million due to the early extinguishment of long-term debt.

Reorganization Items, Net. Costs directly attributable to the bankruptcy filing are reported as reorganization items, net during the Predecessor ten month period ending November 6, 2013. Reorganization items, net primarily relates to the gain on extinguishment of debt of $722.8 million and the revaluation of assets of $246.2 million which were partially offset by $11.6 million of third party bankruptcy fees and a $6.8 million credit agreement amendment fee. There were no such charges during the year ended December 28, 2014.

Income Tax Expense (Benefit). During the year ended December 28, 2014, we recorded an income tax expense of $2.7 million related to a deferred tax liability for indefinite-lived assets where book basis exceeded tax basis. During the year ended December 29, 2013, we recorded an income tax expense of $0.3 million due to the state tax related to the bankruptcy filing.

Net Income (Loss) from Continuing Operations. Net loss from continuing operations for the year ended December 28, 2014 was $3.2 million and net income from continuing operations for the year ended December 29, 2013 was $795.4 million. Our net loss from continuing operations increased due to the factors noted above.

Year Ended December 29, 2013 Compared To Year Ended December 30, 2012

Revenue. Total revenue for the year ended December 29, 2013 increased by $28.0 million, or 5.7%, to $516.5 million from $488.5 million for the year ended December 30, 2012. The increase in total revenue was comprised of a $2.5 million, or 0.7%, decrease in advertising revenue which was offset by a $16.8 million, or 12.7%, increase in circulation revenue and a $13.7 million, or 52.4%, increase in commercial printing and other revenue. The increase in revenue of $28.0 million includes revenues from our Local Media acquisition of $53.2 million, which is comprised of $27.2 million from advertising, $16.4 million from circulation, and $9.6 million from commercial printing and other. Advertising revenue includes $27.2 million from Local Media in 2013 while total company excluding Local Media declines were $29.6 million or 9.0%. Advertising revenue declines were primarily driven by declines on the print side of our business in the local retail and classified categories, which were partially offset by growth in digital advertising. The local retail print declines reflect both secular pressures and a continuing uncertain and economic environment. These secular trends and economic conditions have also led to a decline in our print circulation volumes which have been slightly offset by price increases in certain locations. Our circulation revenue was also impacted by approximately $1.4 million for a net to gross accounting change at two of our larger locations in 2013. The increase in circulation revenue was primarily due to circulation revenue from Local Media of $16.4 million. The increase in commercial printing and other revenue was primarily due to commercial printing and other revenue from growth of our small business marketing services at Propel combined with Local Media commercial print and other revenue of $9.7 million.

Operating Costs. Operating costs for the year ended December 29, 2013 increased by $20.5 million, or 7.6%, to $288.7 million from $268.2 million for the year ended December 30, 2012. The increase in operating costs primarily relates to operating costs from Local Media of $32.0 million, which were partially offset by an increase in legacy operating costs. This increase in legacy operating costs was primarily due to outside service expenses of $4.7 million. This increase in legacy operating costs was partially offset by a decrease in compensation expenses, newsprint expenses, professional and consulting fees, supplies, repairs and maintenance, and travel expenses of $6.2 million, $4.5 million, $3.5 million, $0.9 million, $0.4 million, and $0.4 million, respectively. These legacy decreases are the result of permanent cost reductions as we continue to work to consolidate operations and improve the productivity of our labor force.

Selling, General and Administrative. Selling, general and administrative expenses for the year ended December 29, 2013 increased by $20.6 million, or 14.2%, to $165.6 million from $145.0 million for the year ended December 30, 2012. The increase in selling, general and administrative expenses primarily relates to selling, general and administrative expenses from Local Media of $12.9 million and an increase in legacy selling, general and administrative expenses. This increase in legacy selling, general and administrative expenses was primarily due to outside services and professional and consulting fees of $8.5 million and $1.4 million respectively. These increases in legacy selling, general and administrative expenses were partially offset by a decrease in compensation expenses of $2.0 million. The increase in legacy outside services is primarily from legal expenses of $6.5 million related to reorganization costs prior to filing bankruptcy.

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

Interest Expense. Interest expense for the year ended December 29, 2013 increased by $18.1 million to $76.0 million from $57.9 million for the year ended December 30, 2012, which primarily resulted from the reclassifications out of accumulated other comprehensive income of $26.3 million related to the dedesignation of the hedging relationship related to swap agreements in connection with the bankruptcy filing. The 2013 interest expense was also impacted by there being no interest on the GateHouse debt in November and a significantly lower debt balance in December.

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

Liquidity and Capital Resources

Our primary cash requirements are for working capital, debt obligations and capital expenditures. We have no material outstanding commitments for capital expenditures. We expect our 2015 capital expenditure to total between $11.5 million and $13.5 million. The 2015 capital expenditures will be primarily comprised of projects related to the consolidation of print operations and system upgrades. Our long term debt and debt service obligations were significantly reduced following the Restructuring. For more information on our long term debt and debt service obligations, see Note 11 “Indebtedness” of the consolidated financial statements. Our principal sources of funds have historically been, and are expected to continue to be, cash provided by operating activities.

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

Our leverage may adversely affect our business and financial performance and restrict our operating flexibility. The level of our indebtedness and our on-going cash flow requirements may expose us to a risk that a substantial decrease in operating cash flows due to, among other things, continued or additional adverse economic developments or adverse developments in our business, could make it difficult for us to meet the financial and operating covenants contained in our credit facilities. In addition, our leverage may limit cash flow available for general corporate purposes such as capital expenditures and our flexibility to react to competitive, technological and other changes in our industry and economic conditions generally.

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

The Local Media Credit Facility was paid in full on June 4, 2014.

New Media Credit Agreement

On June 4, 2014, New Media Holdings II LLC (the “New Media Borrower”), a wholly owned subsidiary of New Media, entered into a credit agreement (the “New Media Credit Agreement”) among the New Media Borrower, New Media Holdings I LLC (“Holdings”), the lenders party thereto, RBS Citizens, N.A. and Credit Suisse Securities (USA) LLC as joint lead arrangers and joint bookrunners, Credit Suisse AG, Cayman Islands Branch as syndication agent and Citizens Bank of Pennsylvania as administration agent which provides for (i) a $200 million senior secured term facility (the “Term Loan Facility”) and (ii) a $25 million senior secured revolving credit facility (of which $5.0 million was drawn as of December 28, 2014), with a $5 million sub-facility for letters of credit and a $5 million sub-facility for swing loans, (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Senior Secured Credit Facilities”). In addition, the New Media Borrower may request one or more new commitments for term loans or revolving loans from time to time up to an aggregate total of $75 million (the “Incremental Facility”) subject to certain conditions. On June 4, 2014, the New Media Borrower borrowed $200 million under the Term Loan Facility (the “Term Loans”). The Term Loans mature on June 4, 2020 and the maturity date for the Revolving Credit Facility is June 4, 2019. The proceeds of the Term Loans, which included a $6.7 million original issue discount, were used to repay in full all amounts outstanding under the GateHouse Credit Facilities and the Local Media Credit Facility and to pay fees associated with the financing, with the balance going to the Company for general corporate purposes. On November 20, 2014, the New Media Credit Agreement was amended to increase the amount of the Incremental Facility that may be requested after the date of the amendment to $225 million.

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

On September 3, 2014, the New Media Credit Agreement was amended to provide for additional term loans under the Incremental Facility in an aggregate principal amount of $25 million (such term loans, the “2014 Incremental Term Loan,” and such amendment, the “2014 Incremental Amendment”) in connection with the acquisition of the assets of The Providence Journal. The 2014 Incremental Term Loan is on terms identical to the term loans that were extended pursuant to the New Media Credit Agreement and will mature on June 4, 2020. In addition, the New Media Borrower was required to pay an upfront fee of 2.00% of the aggregate amount of the 2014 Incremental Term Loan as of the effective date of the 2014 Incremental Amendment.

As of December 28, 2014, the Company is in compliance with all of the covenants and obligations under the New Media Credit Agreement.

Refer to “Indebtedness” section below for further discussion of the New Media Credit Agreement.

Cash Flows

The following table summarizes our historical cash flows.

	Successor Company		Predecessor Company
	Year Ended December 28, 2014	Two Months Ended December 29, 2013	Ten Months Ended November 6, 2013	Year Ended December 30, 2012
(in thousands)
Cash provided by (used in) operating activities	$41,446	$16,160	$(5,972)	$23,499
Cash used in investing activities	(81,603)	(1,377)	(2,799)	(1,044)
Cash provided by (used in) financing activities	132,055	(3,690)	(5,038)	(7,140)

Cash Flows from Operating Activities. Net cash provided by operating activities for the year ended December 28, 2014 was $41.4 million. The net cash provided by operating activities resulted from depreciation and amortization of $41.5 million, a non-cash loss on early extinguishment of debt of $5.9 million, deferred income taxes of $2.8 million, loss on the sale of assets of $1.5 million, amortization of deferred financing costs of $1.0 million and non-cash interest expense of $0.8 million, partially offset by a net decrease in cash provided by working capital of $7.3 million, a net loss of $3.2 million, and an increase funding of pension and other post-retirement obligations of $1.6 million. The decrease in cash provided by working capital primarily resulted from a decrease in accounts payable and accrued expenses.

Net cash provided by operating activities for the two months ended December 29, 2013 was $16.2 million. The net cash provided by operating activities resulted from net income of $7.2 million, depreciation and amortization of $6.6 million, a net increase in cash provided by working capital of $2.2 million, and amortization of deferred financing costs of $0.2 million. The increase in cash provided by working capital primarily resulted from an increase in accrued expenses and accounts payable partially offset by an increase in accounts receivable.

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

Cash Flows from Investing Activities. Net cash used in investing activities for the year ended December 28, 2014 was $81.6 million. During the year ended December 28, 2014, we used $77.6 million, net of cash acquired, for acquisitions and $5.0 million for capital expenditures, which was offset by $1.0 million received from the sale of publications and other assets.

Net cash used in investing activities for the two months ended December 29, 2013 was $1.4 million. During the two months ended December 29, 2013, we used $1.5 million for capital expenditures, which was offset by 0.1 million received from the sale of publications and other assets.

Net cash used in investing activities for the ten months ended November 6, 2013 was $2.8 million. During the ten months ended November 6, 2013, we used $3.6 million for capital expenditures, which was offset by $0.8 million received from the sale of publications and other assets.

Net cash used in investing activities for the year ended December 30, 2012 was $1.0 million. During the year ended December 30, 2012, we used $4.6 million for capital expenditures, which was offset by $3.6 million received from the sale of publications, other assets and insurance proceeds.

Cash Flows from Financing Activities. Net cash provided by financing activities for the year ended December 28, 2014 was $132.1 million due to borrowings under term loans of $217.8 million, the issuance of common stock of $115.7 million from the public offering, net of underwriters’ discount and offering costs, and borrowings under the revolving credit facility of $24.1 million, which were offset by repayments under long-term debt of $158.6 million, repayments under the revolving credit facility of $44.1 million, payment of dividends of $18.2 million, and the payment of debt issuance costs of $4.6 million.

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

Changes in Financial Position

The discussion that follows highlights significant changes in our financial position and working capital from December 29, 2013 to December 28, 2014.

Accounts Receivable. Accounts receivable increased $8.8 million from December 29, 2013 to December 28, 2014, which relates to $10.7 million of assets acquired during the year ended December 28, 2014, which was partially offset by the timing of cash collections and lower revenue recognized in 2014 for non-acquired businesses compared to 2013.

Inventory. Inventory increased $2.1 million from December 29, 2013 to December 28, 2014, which primarily relates to the acquisitions during the year ended December 28, 2014.

Prepaid Expenses. Prepaid expenses increased $1.1 million from December 29, 2013 to December 28, 2014, which primarily relates to the acquisitions during the year ended December 28, 2014.

Deferred Income Taxes. Deferred income taxes increased $0.8 million from December 29, 2013 to December 28, 2014, which primarily relates to an increase in accrued expenses deductible for tax purposes when paid and an increase in the allocated valuation allowance.

Property, Plant, and Equipment. Property, plant, and equipment increased $13.6 million from December 29, 2013 to December 28, 2014, of which $45.8 million relates to assets acquired and $5.0 million of capital expenditures. These increases were partially offset by depreciation of $34.8 million and $2.0 million related to assets sold or classified as held for sale.

Goodwill. Goodwill increased $8.1 million from December 29, 2013 to December 28, 2014, which primarily relates to acquisitions during the year ended December 28, 2014.

Intangible Assets. Intangible assets increased $11.3 million from December 29, 2013 to December 28, 2014, of which $18.4 million relates to acquisitions during the year ended December 28, 2014, which was partially offset by $6.7 million of amortization and $0.4 million from assets sold.

Deferred Financing Costs, Net. Deferred financing costs, net decreased $5.0 million during the period from December 29, 2013 to December 28, 2014, of which $5.9 million relates to the non-cash loss on early extinguishment of debt and $1.0 million relates to amortization of deferred financing costs, which was offset by $1.7 million of new debt issuance costs that were capitalized related to the New Media Credit Agreement.

Current Portion of Long-term Debt. Current portion of long-term debt decreased $2.1 million from December 29, 2013 to December 28, 2014, due to the amortization terms within the New Media Credit Agreement (1% annually) compared to the GateHouse Credit Facilities and Local Media Credit Facility.

Accounts Payable. Accounts payable decreased $1.7 million from December 29, 2013 to December 28, 2014, which primarily relates to the timing of vendor payments. This decrease was partially offset by $2.6 million of liabilities acquired in 2014.

Accrued Expenses. Accrued expenses decreased $8.8 million from December 29, 2013 to December 28, 2014, due to the payment of legal fees of $7.1 million, a $4.6 million payment of a pension liability made by Local Media on behalf of the seller (an affiliate of Dow Jones & Company, Inc.) which was accrued for at December 29, 2013, and the payment of debt issuance costs of $2.6 million which were accrued at December 29, 2013. These decreases in accrued expenses were partially offset by an increase in accrued payroll and bonuses of $2.5 million which relates to the timing of pay periods and an increase of work force resulting from acquisitions in 2014, $1.2 million which was acquired in 2014, and an increase in accrued professional fees of $2.1 million.

Deferred Revenue. Deferred revenue increased $5.2 million from December 29, 2013 to December 28, 2014, which primarily relates to businesses acquired during the year ended December 28, 2014.

Long-term Debt. Long-term debt increased $42.1 million from December 29, 2013 to December 28, 2014, due to borrowings under term loans of $215.5 million, which includes a $7.2 million original issue discount, borrowings under the revolving credit facility of $24.1 million, and $0.8 million non-cash interest expense. These increases were offset by repayments under long-term debt of $153.5 million, repayments under the revolving credit facility of $44.1 million, a $0.8 million reclassification from long-term debt to current portion of long-term debt.

Deferred Income Taxes. Deferred income taxes increased $3.6 million from December 29, 2013 to December 28, 2014, which primarily relates to a deferred tax liability for indefinite-lived assets where book basis exceeded tax basis.

Pension and Other Postretirement Benefit Obligations. Pension and other postretirement benefit obligations increased $3.3 million from December 29, 2013 to December 28, 2014, which is primarily due to the unrealized loss recognized during the Company’s annual revaluation of pension and postretirement, which was partially offset by payments made during the year.

Additional Paid-In Capital. Additional paid-in capital increased $96.8 million from December 29, 2013 to December 28, 2014, which resulted from the issuance of common stock from the public offering of $115.7 million, net of underwriters’ discount and offering costs, which was partially offset by the payment of dividends of $18.2 million.

Accumulated Other Comprehensive Income (Loss). Accumulated other comprehensive income decreased $4.9 million from December 29, 2013 to December 28, 2014, which primarily relates to the changes to the Company’s pension and postretirement plans.

Retained Earnings (Accumulated Deficit). Retained earnings decreased $3.2 million from December 29, 2013 to December 28, 2014, due to a net loss of $3.2 million.

Indebtedness

As part of the Restructuring, our Predecessor’s previous long-term debt was extinguished pursuant to the Support Agreement on the Effective Date of the Plan.

GateHouse Credit Facilities

The First Lien Credit Facility provides for (i) a term loan A in the aggregate principal amount of $25 million, (ii) a term loan B in the aggregate principal amount of $50 million, (iii) and a revolving credit facility in an aggregate principal amount of up to $40 million. The Second Lien Credit Facility provides for a term loan in an aggregate principal amount of $50 million. The GateHouse Credit Facilities were secured by a first and second priority security interest in substantially all the assets of the Loan Parties.

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

The GateHouse Credit Facilities were paid in full on June 4, 2014.

Local Media Credit Facility

The Local Media Credit Facility provided for: (a) a $33 million term loan facility; and (b) a $10 million revolving credit facility, with a $3 million sub-limit for letters of credit and a $4 million sub-limit for swing loans. On October 25, 2013, CS assigned the revolving loan commitment to Capital One Business Corp and the revolving credit facility was activated.

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

The Local Media Credit Facility was paid in full on June 4, 2014.

New Media Credit Agreement

On June 4, 2014, New Media Borrower, a wholly owned subsidiary of New Media, entered into the New Media Credit Agreement among the New Media Borrower, Holdings I, the lenders party thereto, RBS Citizens, N.A. and Credit Suisse Securities (USA) LLC as joint lead arrangers and joint bookrunners, Credit Suisse AG, Cayman Islands Branch as syndication agent and Citizens Bank of Pennsylvania as administration agent which provides for (i) a $200 million Term Loan Facility and (ii) a $25 million Revolving Credit Facility (of which $5 million was drawn as of December 28, 2014), with a $5 million sub-facility for letters of credit and a $5 million sub-facility for swing loans. In addition, the New Media Borrower may request one or more new commitments under the Incremental Facility from time to time up to an aggregate total of $75 million subject to certain conditions. On June 4, 2014, the New Media Borrower borrowed $200 million under the Term Loans. The Term Loans mature on June 4, 2020 and the maturity date for the Revolving Credit Facility is June 4, 2019. On November 20, 2014, the New Media Credit Agreement was amended to increase the amount of the Incremental Facility that may be requested after the date of the amendment to $225 million.

The proceeds of the Term Loans, which included a $6.7 million original issue discount, were used to repay in full all amounts outstanding under the GateHouse Credit Facilities and the Local Media Credit Facility and to pay fees associated with the financing, with the balance going to us for general corporate purposes.

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

If any borrowings under the Incremental Facility have an all-in yield more than 50 basis points greater than the Term Loans (the “Incremental Yield”), the all-in yield for the Term Loans shall be adjusted to be 50 basis points less than the Incremental Yield. As of December 28, 2014 the New Media Credit Agreement had a weighted average interest rate of 7.21%.

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

Repayments made under the Term Loans are equal to 1.0% annually of the original principal amount in equal quarterly installments for the life of the Term Loans, with the remainder due at maturity. The New Media Borrower is permitted to make voluntary prepayments at any time without premium or penalty, except in the case of prepayments made in connection with certain repricing transactions with respect to the Term Loans effected within six months of the closing date of the New Media Credit Agreement, to which a 1.00% prepayment premium applies. The period during which a prepayment premium applies was later extended by amendment, refer to “Subsequent Events” section above. The New Media Borrower is required to repay borrowings under the Senior Secured Credit Facilities (without payment of a premium) with (i) net cash proceeds of certain debt obligations (except as otherwise permitted under the New Media Credit Agreement), (ii) net cash proceeds from non-ordinary course asset sales (subject to reinvestment rights and other exceptions), and (iii) commencing with our fiscal year started December 30, 2013, 100% of Excess Cash Flow (as defined in the New Media Credit Agreement), subject to step-downs to 50%, 25% and 0% of Excess Cash Flow based on achievement of a total leverage ratio of less than or equal to 3.00 to 1.00 but greater than 2.75 to 1.00; less than or equal to 2.75 to 1.00 but greater than 2.50 to 1.00; and less than or equal to 2.50 to 1.00, respectively.

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

One lender under the New Media Credit Agreement was also a lender under the GateHouse Credit Facilities. This portion of the transaction was accounted for as a modification under ASC Subtopic 470-50, “Debt Modifications and Extinguishments” (“ASC Subtopic 470-50”), as the difference between the present value of the cash flows under the New Media Credit Agreement and the present value of the cash flows under the GateHouse Credit Facilities was less than 10%. The unamortized deferred financing costs and original issuance discount balances as of the refinance date pertaining to this lender’s portion of the GateHouse Credit Facilities will be amortized over the terms of the new facility. The remaining portion of the GateHouse Credit Facilities and the Local Media Credit Facility debt refinancing constituted an extinguishment of debt under ASC Subtopic 470-50, and was accounted for accordingly. In connection with this transaction, we incurred approximately $10.2 million of fees and expenses, of which $6.7 million was recognized as original issue discount and $1.7 million were capitalized as deferred financing costs. These amounts will be amortized over the term of the new Senior Secured Credit Facilities. Additionally, we recorded a loss on early extinguishment of debt of $9.0 million associated with this transaction, which consisted of the write-off of unamortized deferred financing costs and other expenses not eligible for capitalization under ASC Subtopic 470-50.

On September 3, 2014, the New Media Credit Agreement was amended to provide for the 2014 Incremental Term Loan in an aggregate principal amount of $25 million in connection with the acquisition of the assets of The Providence Journal. The 2014 Incremental Term Loan is on terms identical to the term loans that were extended pursuant to the New Media Credit Agreement and will mature on June 4, 2020. In addition, the New Media Borrower was required to pay an upfront fee of 2.00% of the aggregate amount of the 2014 Incremental Term Loan as of the effective date of the 2014 Incremental Amendment. This amendment was considered a modification and the related $0.6 million of fees were expensed during the quarter.

As of December 28, 2014, we were in compliance with all of the covenants and obligations under the New Media Credit Agreement.

Summary Disclosure About Contractual Obligations and Commercial Commitments

The following table reflects a summary of our contractual cash obligations, including estimated interest payments where applicable, as of December 28, 2014:

	2015	2016	2017	2018	2019	Thereafter	Total
	(In Thousands)
Debt obligations	$18,987	$19,852	$22,107	$22,050	$27,343	$221,869	$332,208
Noncompete payments	250	200	200	200	—	—	850
Operating lease obligations	6,800	4,985	4,801	3,671	1,450	3,449	25,156
Letters of credit	5,182	—	—	—	—	—	5,182

Total	$31,219	$25,037	$27,108	$25,921	$28,793	$225,318	$363,396

The table above excludes future cash requirements for pension and postretirement obligations. The periods in which these obligations will be settled in cash are not readily determinable and are subject to numerous future events and assumptions. We estimate cash requirements for these obligations in 2015 totaling approximately $1.6 million. See Note 16 “Pension and Postretirement Benefits” to the consolidated financial statements, included herein.

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

No other material changes were made to our contractual commitments during the period from December 29, 2013 to December 28, 2014.

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which requires an unrecognized tax benefit to be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward that the entity intends to use as of the reporting date. We adopted the provisions of ASU No. 2013-11 in fiscal 2014. The amendments in this update did not have a material impact on the financial statements.

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. ASU No. 2014-08 changes the criteria for reporting discontinued operations while enhancing disclosures in this area and is effective for annual and interim periods beginning after December 15, 2014. The amendments in ASU No. 2014-08 are not expected to have a material impact on the financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU No. 2014-09 will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for annual and interim reporting periods beginning after December 15, 2016 and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are currently reviewing the amendments in ASU No. 2014-09, but do not expect them to have a material impact on the financial statements.

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

The table below shows the reconciliation of income (loss) from continuing operations to Adjusted EBITDA for the periods presented:

	Successor Company		Combined	Successor Company		Predecessor Company
	Year Ended December 28, 2014		Year Ended December 29, 2013	Two Months Ended December 29, 2013		Ten Months Ended November 6, 2013		Year Ended December 30, 2012(3)	Year Ended January 1, 2012	Year Ended December 31, 2010
(in thousands)
(Loss) income from continuing operations	$(3,205)		$795,446	$7,206		$788,240		$(27,463)	$(20,950)	$(25,502)
Income tax expense (benefit)	2,713		294	491		(197)		(207)	(1,803)	(155)
Loss (gain) on derivative instruments (1)	51		14	—		14		(1,635)	(913)	8,277
Loss on early extinguishment of debt(2)	9,047		—	—		—		—	—	—
Amortization of deferred financing costs	1,049		1,013	171		842		1,255	1,360	1,360
Interest expense	16,636		75,998	1,640		74,358		57,928	58,309	60,021
Impairment of long-lived assets	—		91,599	—		91,599		—	1,733	430
Depreciation and amortization	41,450		39,997	6,588		33,409		39,888	42,426	45,080
Goodwill and mastheads impairment	—		—	—		—		—	385	—

Adjusted EBITDA from continuing operations	$67,741	(a)	$1,004,361	$16,096	(b)	$988,265	(c)	$69,766 (d)	$80,547 (e)	$89,511 (f)

(a)	Adjusted EBITDA for the year ended December 28, 2014 included net expenses of $21,673, comprised of transaction and project costs, non-cash compensation, and other expenses of $17,405, integration and reorganization costs of $2,796 and a $1,472 loss on the sale of assets.
(b)	Adjusted EBITDA for the two months ended December 29, 2013 included net expenses of $4,828, comprised of transaction and project costs and other expenses of $3,043, integration and reorganization costs of $1,758 and a $27 loss on the sale of assets.
(c)	Adjusted EBITDA for the ten months ended November 6, 2013 included net income of $(930,229), comprised of transaction and project costs, non-cash compensation, and other expenses of $(932,969), integration and reorganization costs of $1,577 and a $1,163 loss on the sale of assets.

Adjusted EBITDA also does not include $123 of EBITDA generated from our discontinued operations.

(d)	Adjusted EBITDA for the year ended December 30, 2012 included net expenses of $11,009, comprised of transaction and project costs, non-cash compensation, and other expenses of $5,378, integration and reorganization costs of $4,393 and a $1,238 loss on the sale of assets.

Adjusted EBITDA also does not include $255 of EBITDA generated from our discontinued operations.

(e)	Adjusted EBITDA for the year ended January 1, 2012 included net expenses of $10,565, comprised of transaction and project costs, non-cash compensation, and other expenses of $4,226, integration and reorganization costs of $5,884 and a $455 loss on the sale of assets.

Adjusted EBITDA also does not include $432 of EBITDA generated from our discontinued operations.

(f)	Adjusted EBITDA for the year ended December 31, 2010 included net expenses of $8,880 comprised of transaction and project costs, non-cash compensation, and other expenses of $5,005, integration and reorganization costs of $2,324 and a $1,551 loss on the sale of assets.

Adjusted EBITDA also does not include $463 of EBITDA generated from our discontinued operations.

(1)	Non-cash (gain) loss on derivative instruments is related to interest rate swap agreements which are financing related and are excluded from Adjusted EBITDA.
(2)	Non-cash write-off of deferred financing costs are similar to interest expense and amortization of financing fees and are excluded from Adjusted EBITDA.
(3)	The year ended December 30, 2012 included a 53rd week of operations for approximately 60% of the business.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

On February 27, 2007, we executed an interest rate swap in the notional amount of $100.0 million with a forward starting date of February 28, 2007. The interest rate swap had a term of seven years. Under this swap, we paid an amount to the swap counterparty representing interest on a notional amount at a rate of 5.14% and received an amount from the swap counterparty representing, interest on the notional amount at a rate equal to the one month LIBOR.

On April 4, 2007, we executed an additional interest rate swap in the notional amount of $250.0 million with a forward starting date of April 13, 2007. The interest rate swap had a term of seven years. Under this swap, we paid an amount to the swap counterparty representing interest on a notional amount at a rate of 4.971% and received an amount from the swap counterparty representing interest on the notional amount at a rate equal to one month LIBOR.

On April 13, 2007, we executed an additional interest rate swap in the notional amount of $200.0 million with a forward starting date of April 30, 2007. The interest rate swap had a term of seven years. Under this swap, we paid an amount to the swap counterparty representing interest on a notional amount at a rate of 5.079% and received an amount from the swap counterparty representing interest on the notional amount at a rate equal to one month LIBOR.

On September 18, 2007, we executed an additional interest rate swap based on a notional amount of $75.0 million with a forward starting date of September 18, 2007. The interest rate swap had a term of seven years. Under the swap, we paid an amount to the swap counterparty representing interest on a notional amount at a rate of 4.941% and received an amount from the swap counterparty representing interest on the notional amount at a rate equal to one month LIBOR.

Post Emergence

The post emergence discussion is based on average long-term debt of $200.6 million during the year ended December 28, 2014. There were no interest rate swaps in place during this period.

As of December 28, 2014, we have $229.4 million of debt comprised of $224.4 million of term debt, with a minimum variable rate plus a fixed margin, and a $5.0 million revolving credit loan. On the term debt the minimum variable rate is 1.0% and the fixed margin is 6.25%. Our revolving loan has a variable rate plus a fixed margin of 5.25%. Our primary exposure is to LIBOR. A 100 basis point change in LIBOR would change our interest expense on an annualized basis by approximately $0.4 million, based on average floating rate debt outstanding for the year ended December 28, 2014 and after consideration of minimum variable rates.

Commodities

Certain operating expenses of ours are sensitive to commodity price fluctuations. Primary commodity price exposures are newsprint, energy costs and, to a lesser extent, ink. We manage these risks through annual fixed pricing agreements for our newsprint purchases and annual contracts with independent contractors or third party distributers for our newspaper distributions.

A $10 per metric ton newsprint price change would result in a corresponding annualized change in our income from continuing operations before income taxes of $0.6 million based on newsprint usage for the year ended December 28, 2014 of approximately 57,300 metric tons.

Item 8.	Financial Statements and Supplementary Data

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Page
Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	95
Consolidated Balance Sheets as of December 28, 2014 and December 29, 2013	96
Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 28, 2014 (Successor Company), the two months ended December 29, 2013 (Successor Company), the ten months ended November 6, 2013 (Predecessor Company) and the year ended December 30, 2012 (Predecessor Company)	97
Consolidated Statements of Stockholders’ Equity (Deficit) for the year ended December 28, 2014 (Successor Company), the two months ended December 29, 2013 (Successor Company), the ten months ended November 6, 2013 (Predecessor Company) and the year ended December 30, 2012 (Predecessor Company)	98
Consolidated Statements of Cash Flows for the year ended December 28, 2014 (Successor Company), the two months ended December 29, 2013 (Successor Company), the ten months ended November 6, 2013 (Predecessor Company) and the year ended December 30, 2012 (Predecessor Company)	99
Notes to Consolidated Financial Statements	100

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

New Media Investment Group Inc.

We have audited the accompanying consolidated balance sheets of New Media Investment Group Inc. and subsidiaries (the Company) as of December 28, 2014 and December 29, 2013, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the year ended December 28, 2014, the period from November 7, 2013 to December 29, 2013, the period from December 31, 2012 through November 6, 2013 (Predecessor), and the year ended December 30, 2012 (Predecessor). Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, 2 and 3 to the consolidated financial statements, on November 6, 2013, the Bankruptcy Court entered an order confirming the plan of reorganization, which became effective November 26, 2013. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with Accounting Standards Codification 852-10, “Reorganizations”, for the Successor Company as a new entity with assets, liability and a capital structure having carrying amounts not comparable with prior periods as described in Note 1, 2 and 3.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Media Investment Group Inc. at December 28, 2014 and December 29, 2013, and the consolidated results of their operations and their cash flows for the year ended December 28, 2014, the period from November 7, 2013 to December 29, 2013, the period from December 31, 2012 through November 6, 2013 (Predecessor), and the year ended December 30, 2012 (Predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

New York, New York

March 6, 2015

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 28, 2014	December 29, 2013
ASSETS
Current assets:
Cash and cash equivalents	$123,709	$31,811
Restricted cash	6,467	6,477
Accounts receivable, net of allowance for doubtful accounts of $3,462 and $349 at December 28, 2014 and December 29, 2013, respectively	80,151	71,401
Inventory	9,824	7,697
Prepaid expenses	9,129	7,986
Deferred income taxes	4,269	3,446
Other current assets	10,632	11,799

Total current assets	244,181	140,617
Property, plant, and equipment, net of accumulated depreciation of $40,172 and $5,539 at December 28, 2014 and December 29, 2013, respectively	283,786	270,187
Goodwill	134,042	125,911
Intangible assets, net of accumulated amortization of $7,709 and $1,049 at December 28, 2014 and December 29, 2013, respectively	156,742	145,401
Deferred financing costs, net	3,252	8,297
Other assets	3,092	2,986

Total assets	$825,095	$693,399

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term liabilities	$650	$699
Current portion of long-term debt	2,250	4,312
Accounts payable	9,306	10,973
Accrued expenses	47,061	55,818
Deferred revenue	35,806	30,620

Total current liabilities	95,073	102,422
Long-term liabilities:
Long-term debt	219,802	177,703
Long-term liabilities, less current portion	5,609	4,405
Deferred income taxes	7,090	3,446
Pension and other postretirement benefit obligations	13,394	10,061

Total liabilities	340,968	298,037

Stockholders’ equity:
Common stock, $0.01 par value, 2,000,000,000 shares authorized at December 28, 2014 and December 29, 2013; 37,466,495 and 30,000,000 issued and outstanding at December 28, 2014 and December 29, 2013, respectively	375	300
Additional paid-in capital	484,220	387,398
Accumulated other comprehensive (loss) income	(4,469)	458
Retained earnings	4,001	7,206

Total stockholders’ equity	484,127	395,362

Total liabilities and stockholders’ equity	$825,095	$693,399

See accompanying notes to consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	Successor Company		Predecessor Company
	Year Ended December 28, 2014	Two Months Ended December 29, 2013	Ten Months Ended November 6, 2013	Year Ended December 30, 2012
Revenues:
Advertising	$385,399	$63,340	$265,078	$330,881
Circulation	195,661	29,525	118,810	131,576
Commercial printing and other	71,263	10,366	29,402	26,097

Total revenues	652,323	103,231	413,290	488,554
Operating costs and expenses:
Operating costs	368,420	56,614	232,066	268,222
Selling, general, and administrative	211,829	28,749	136,832	145,020
Depreciation and amortization	41,450	6,588	33,409	39,888
Integration and reorganization costs	2,796	1,758	1,577	4,393
Impairment of long-lived assets	—	—	91,599	—
Loss on sale of assets	1,472	27	1,163	1,238

Operating income (loss)	26,356	9,495	(83,356)	29,793
Interest expense	16,636	1,640	74,358	57,928
Amortization of deferred financing costs	1,049	171	842	1,255
Loss on early extinguishment of debt	9,047	—	—	—
Loss (gain) on derivative instruments	51	—	14	(1,635)
Other expense (income)	65	(13)	1,004	(85)
Reorganization items, net	—	—	(947,617)	—

(Loss) income from continuing operations before income taxes	(492)	7,697	788,043	(27,670)
Income tax expense (benefit)	2,713	491	(197)	(207)

(Loss) income from continuing operations	(3,205)	7,206	788,240	(27,463)
Loss from discontinued operations, net of income taxes	—	—	(1,034)	(2,340)

Net (loss) income	(3,205)	7,206	787,206	(29,803)
Net loss attributable to noncontrolling interest	—	—	208	—

Net (loss) income attributable to New Media	$(3,205)	$7,206	$787,414	$(29,803)

Income (loss) per share:
Basic and Diluted:
(Loss) income from continuing operations attributable to New Media	$(0.10)	$0.24	$13.58	$(0.47)
Net (loss) income attributable to New Media	$(0.10)	$0.24	$13.56	$(0.51)
Dividends declared per share	$0.54	$—	$—	$—
Other comprehensive income:
Derivative instrument items:
Gain on derivative instruments, net of income taxes of $0	$—	$—	$19,339	$4,364
Reclassification of accumulated other comprehensive loss related to derivative instruments, net of income taxes of $0	—	—	26,313	—

Total derivative items, net of income taxes of $0	—	—	45,652	4,364
Pension and other postretirement benefit items:
Net actuarial (loss) gain	(4,927)	458	69	(2,530)
Amortization of net actuarial loss	—	—	—	383
Amortization of prior service credit	—	—	—	(457)
Other adjustment	—	—	—	(43)

Total pension and other postretirement benefit items, net of income taxes of $0	(4,927)	458	69	(2,647)

Other comprehensive (loss) income, net of tax	(4,927)	458	45,721	1,717

Comprehensive (loss) income	(8,132)	7,664	832,927	(28,086)
Comprehensive loss attributable to noncontrolling interest	—	—	(208)	—

Comprehensive (loss) income attributable to New Media	$(8,132)	$7,664	$833,135	$(28,086)

See accompanying notes to consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Treasury stock		Non- controlling interest in subsidiary
	Shares	Amount				Shares	Amount		Total
Balance at January 1, 2012, Predecessor Company	58,313,868	$568	$831,249	$(54,359)	$(1,581,114)	236,837	$(310)	$(1,666)	$(805,632)
Net loss	—	—	—	—	(29,803)	—	—	(536)	(30,339)
Gain on derivative instruments, net of income taxes of $0	—	—	—	4,364	—	—	—	—	4,364
Net actuarial loss and prior service cost, net of income taxes of $0	—	—	—	(2,647)	—	—	—	—	(2,647)
Non-cash compensation expense	—	—	95	—	—	—	—	—	95

Balance at December 30, 2012, Predecessor Company	58,313,868	$568	$831,344	$(52,642)	$(1,610,917)	236,837	$(310)	$(2,202)	$(834,159)

Net income (loss)	—	—	—	—	787,414	—	—	(208)	787,206
Gain on derivative instruments, net of income taxes of $0	—	—	—	19,339	—	—	—	—	19,339
Reclassification of accumulated other comprehensive loss related to derivative instruments, net of income taxes of $0	—	—	—	26,313	—	—	—	—	26,313
Net actuarial loss and prior service cost, net of income taxes of $0	—	—	—	69	—	—	—	—	69
Non-cash compensation expense	—	—	25	—	—	—	—	—	25
Disposal of non wholly owned subsidiary	—	—	—	—	—	—	—	2,202	2,202
Cancellation of Predecessor Company common stock, net of fair value of new warrants of $995	(58,313,868)	(568)	(830,374)	—	830,632	(236,837)	310	—	—
Elimination of Predecessor Company accumulated deficit and accumulated other comprehensive income	—	—	—	6,921	(7,129)	—	—	208	—
Issuance of new common stock and contribution of Local Media in connection with emergence from Chapter 11 of the Bankruptcy Code	30,000,000	300	535,403	—	—	—	—	—	535,703

Balance at November 6, 2013, Predecessor Company	30,000,000	$300	$536,398	$—	$—	—	$—	$—	$536,698

Net income	—	—	—	—	7,206	—	—	—	7,206
Net actuarial gain and prior service cost, net of income taxes of $0	—	—	—	458	—	—	—	—	458
Common stock cash dividends	—	—	(149,000)	—	—	—	—	—	(149,000)

Balance at December 29, 2013, Successor Company	30,000,000	$300	$387,398	$458	$7,206	—	$—	$—	$395,362

Net loss	—	—	—	—	(3,205)	—	—	—	(3,205)
Restricted share grants	15,870	—	—	—	—	—	—	—	—
Net actuarial loss and prior service cost, net of income taxes of $0	—	—	—	(4,927)	—	—	—	—	(4,927)
Non-cash compensation expense	—	—	59	—	—	—	—	—	59
Issuance of common stock, net of underwriter’s discount	7,450,625	75	114,983	—	—	—	—	—	115,058
Common stock cash dividend	—	—	(18,220)	—	—	—	—	—	(18,220)

Balance at December 28, 2014, Successor Company	37,466,495	$375	$484,220	$(4,469)	$4,001	—	$—	$—	$484,127

See accompanying notes to consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Successor Company		Predecessor Company
	Year Ended December 28, 2014	Two Months Ended December 29, 2013	Ten Months Ended November 6, 2013	Year ended December 30, 2012
Cash flows from operating activities:
Net (loss) income	$(3,205)	$7,206	$787,206	$(29,803)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	41,450	6,588	33,466	40,627
Amortization of deferred financing costs	1,049	171	842	1,255
(Gain) loss on derivative instruments	(25)	—	14	(1,635)
Non-cash compensation expense	59	—	25	95
Non-cash interest expense	824	15	—	—
Non-cash reorganization costs, net	—	—	(954,605)	—
Non-cash interest related to unrealized losses upon designation of cash flow hedges	—	—	26,313	—
Non-cash loss on early extinguishment of debt	5,949	—	—	—
Deferred income taxes	2,821	—	—	—
Loss on sale of assets	1,472	27	2,318	1,270
Pension and other postretirement benefit obligations	(1,604)	—	(1,137)	(939)
Impairment of long-lived assets	—	—	91,599	2,128
Goodwill impairment	—	—	—	216
Changes in assets and liabilities:
Accounts receivable, net	1,781	(7,075)	4,210	3,448
Inventory	1,226	(247)	105	(2)
Prepaid expenses	(614)	173	(1,594)	9,605
Other assets	1,045	232	(2,498)	(1,903)
Accounts payable	(4,292)	726	243	1,322
Accrued expenses	(7,476)	8,933	9,135	—
Deferred revenue	(218)	(665)	(868)	(1,597)
Other long-term liabilities	1,204	76	(746)	(588)

Net cash provided by (used in) operating activities	41,446	16,160	(5,972)	23,499

Cash flows from investing activities:
Purchases of property, plant, and equipment	(5,012)	(1,536)	(3,632)	(4,687)
Proceeds from sale of publications, other assets and insurance	1,027	159	833	3,643
Acquisitions, net of cash acquired	(77,618)	—	—	—

Net cash used in investing activities	(81,603)	(1,377)	(2,799)	(1,044)

Cash flows from financing activities:
Capital contribution to Local Media	—	—	1,610	—
Payment of debt issuance costs	(4,610)	(3,690)	—	—
Borrowings under term loans	217,775	149,000	—	—
Borrowings under revolving credit facility	24,068	—	—	—
Repayments under long-term debt	(158,562)	—	(6,648)	(7,140)
Repayments under revolving credit facility	(44,068)	—	—	—
Payment of offering costs	(1,073)	—	—	—
Issuance of common stock, net of underwriter’s discount	116,737	—	—	—
Payment of dividends	(18,212)	(149,000)	—	—

Net cash provided by (used in) financing activities	132,055	(3,690)	(5,038)	(7,140)

Net increase (decrease) in cash and cash equivalents	91,898	11,093	(13,809)	15,315
Cash and cash equivalents at beginning of period	31,811	20,718	34,527	19,212

Cash and cash equivalents at end of period	$123,709	$31,811	$20,718	$34,527

Supplemental disclosures on cash flow information:
Cash interest paid	$15,181	$925	$43,606	$55,976

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

GateHouse was determined to be the predecessor to New Media, as the operations of GateHouse comprise substantially all of the business operations of the combined entities. As such, the consolidated financial statements presented herein for all periods prior to November 6, 2013 reflect the historical consolidated financial statements of GateHouse and its subsidiaries. Further, the Reorganization Value, as defined below, of GateHouse at the Confirmation Date, as defined below, approximated fair value as of November 26, 2013. The Company is a leading U.S. publisher of local newspapers and related publications that are generally the dominant source of local news and print advertising in their markets. As of December 28, 2014, the Company owned and operated 452 publications located in 27 states. The majority of the Company’s paid daily newspapers have been published for more than 100 years and are typically the only paid daily newspapers of general circulation in their respective nonmetropolitan markets. The Company’s publications generally face limited competition as a result of operating in small and midsized markets that can typically support only one newspaper. The Company has strategically clustered its publications in geographically diverse, nonmetropolitan markets in the Midwest and Northeast United States, which limits its exposure to economic conditions in any single market or region.

The Company’s operating segments (Large Community Newspapers, Small Community Newspapers, Local Media and Ventures) are aggregated into one reportable business segment.

(b) Basis of Presentation

The consolidated financial statements include the accounts of New Media and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

As discussed in Note 2 “Voluntary Reorganization Under Chapter 11”, the Debtors emerged from Chapter 11 protection and adopted fresh start accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 852, “Reorganizations” (“ASC 852”). The adoption of fresh start accounting resulted in the Company becoming a new entity for financial reporting purposes as of November 6, 2013. Accordingly, the consolidated financial statements on November 7, 2013 and subsequent periods are not comparable, in various material respects, to the Company’s consolidated financial statements prior to that date.

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

(c) Newspaper Industry

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

(d) Equity

In September 2014, the Company issued 7,450,625 shares of its common stock in a public offering at a price to the public of $16.25 per share for net proceeds of approximately $115,058. Certain principals of Fortress and certain of the Company’s officers and directors participated in this offering and purchased an aggregate of 224,038 shares at a price of $16.25 per share.

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

(e) Use of Estimates

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

Examples of significant estimates include fresh start accounting, pension and postretirement benefit obligation assumptions, income taxes, allowance for doubtful accounts, self-insurance liabilities, goodwill impairment analysis, stock-based compensation, and valuation of intangible assets. Actual results could differ from those estimates.

(f) Fiscal Year

The Company’s fiscal year is a 52 week operating year ending on the Sunday closest to December 31. The Company’s 2014 and 2013 fiscal years ended on December 28 and December 29, respectively, and encompassed 52-week periods. The Company’s 2012 fiscal year ended on December 30, 2012 and encompassed a 53-week period for approximately 60% of the Company.

(g) Accounts Receivable

Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts. The Company’s allowance for doubtful accounts is based upon several factors including the length of time the receivables are past due, historical payment trends and current economic factors. The Company generally does not require collateral.

In connection with the application of fresh start accounting on November 6, 2013, the carrying value of accounts receivable was adjusted to fair value, eliminating the allowance for doubtful accounts.

(h) Inventory

Inventory consists principally of newsprint, which is valued at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. In 2013 and 2014 the Company purchased approximately 95% of its newsprint from one vendor.

(i) Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Routine maintenance and repairs are expensed as incurred.

Depreciation is calculated under the straight-line method over the estimated useful lives, principally 4 to 38 years for buildings and improvements, 1 to 15 years for machinery and equipment, and 1 to 9 years for furniture, fixtures and computer software. Leasehold improvements are amortized under the straight-line method over the shorter of the lease term or estimated useful life of the asset.

As part of fresh start accounting, property, plant and equipment were restated to fair value and the depreciable lives were updated to reflect the remaining estimated useful life of the assets.

(j) Business Combinations

The Company accounts for acquisitions in accordance with the provisions of ASC 805. ASC 805 provides guidance for recognition and measurement of identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree at fair value. In a business combination, the assets acquired, liabilities assumed and noncontrolling interest in the acquiree are recorded as of the date of acquisition at their respective fair values with limited exceptions. Any excess of the purchase price (consideration transferred) over the estimated fair values of net assets acquired is recorded as goodwill. Transaction costs are expensed as incurred. The operating results of the acquired business are reflected in the Company’s consolidated financial statements after the date of the acquisition.

(k) Goodwill, Intangible, and Long-Lived Assets

Intangible assets consist of noncompete agreements, advertiser, subscriber and customer relationships, mastheads, trade names and publication rights. Goodwill is not amortized pursuant to ASC Topic 350 “Intangibles – Goodwill and Other” (“ASC 350”). Mastheads are not amortized because it has been determined that the useful lives of such mastheads are indefinite.

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

Refer to Note 8 “Goodwill and Intangible Assets” for additional information on the impairment testing of goodwill and indefinite lived intangible assets.

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

(l) Revenue Recognition

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

(m) Income Taxes

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

(n) Fair Value of Financial Instruments

The carrying value of the Company’s cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to the short maturity of these instruments. An estimate of the fair value of the Company’s debt is disclosed in Note 11 “Indebtedness”.

The Company accounts for derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC 815”) and ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”). These standards require an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. Additionally, the fair value adjustments will affect either accumulated other comprehensive (loss) income or net income (loss) depending on whether the derivative instrument qualifies as an effective hedge for accounting purposes and, if so, the nature of the hedging activity. The fair value of the Company’s derivative financial instruments is disclosed in Note 12 “Derivative Instruments”.

(o) Cash Equivalents

Cash equivalents represent highly liquid certificates of deposit which have original maturities of three months or less.

(p) Deferred Financing Costs

Deferred financing costs consist of costs incurred in connection with debt financings. Such costs are amortized on a straight-line basis, which approximates the effective interest method, over the estimated remaining term of the related debt.

(q) Advertising Costs

Advertising costs are expensed in the period incurred. The Company incurred total advertising expenses for the Successor Company for the year ended December 28, 2014 and the two months ended December 29, 2013, the Predecessor Company for the ten months ended November 6, 2013 and for the year ended December 30, 2012 of $5,179, $808, $2,693 and $3,419, respectively.

(r) Earnings (loss) per share

Basic earnings (loss) per share is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issued through common stock equivalents.

(s) Stock-based Employee Compensation

ASC Topic 718, “Compensation – Stock Compensation” requires that all share-based payments to employees and the board of directors, including grants of employee stock options, be recognized in the consolidated financial statements over the service period (generally the vesting period) based on fair values measured on grant dates.

(t) Pension and Postretirement Liabilities

ASC Topic 715, “Compensation – Retirement Benefits” requires recognition of an asset or liability in the consolidated balance sheet reflecting the funded status of pension and other postretirement benefit plans such as retiree health and life, with current-year changes in the funded status recognized in accumulated other comprehensive (loss) income. For the Successor Company for the year ended December 28, 2014 and the two months ended December 29, 2013, the Predecessor Company for the ten months ended November 6, 2013 and for the year ended December 30, 2012, a total of $(4,927), $458, $69 and $(2,647) net of taxes of $0, $0, $0 and $0, respectively, was recognized in other comprehensive income (loss) income (see Note 16 “Pension and Postretirement Benefits”).

(u) Self-Insurance Liability Accruals

The Company maintains self-insured medical and workers’ compensation programs. The Company purchases stop loss coverage from third parties which limits our exposure to large claims. The Company records a liability for healthcare and workers’ compensation costs during the period in which they occur as well as an estimate of incurred but not reported claims.

(v) Reclassifications

Certain amounts in the prior periods consolidated financial statements have been reclassified to conform to the current year presentation.

(w) Recently Issued Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which requires an unrecognized tax benefit to be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward that the entity intends to use as of the reporting date. The Company adopted the provisions of ASU No. 2013-11 in fiscal 2014. The amendments in this Update did not have a material impact on the financial statements.

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. ASU No. 2014-08 changes the criteria for reporting discontinued operations while enhancing disclosures in this area and is effective for annual and interim periods beginning after December 15, 2014. The amendments in ASU No. 2014-08 are not expected to have a material impact on the financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU No. 2014-09 will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for annual and interim reporting periods beginning after December 15, 2016 and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently reviewing the amendments in ASU No. 2014-09, but does not expect them to have a material impact on the financial statements.

(x) Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component for the years ended December 29, 2013 and December 28, 2014 are outlined below.

	Gain (loss) on derivative instruments	Net actuarial loss and prior service cost	Total
Balance at December 30, 2012, Predecessor Company	$(45,651)	$(6,991)	$(52,642)

Other comprehensive (loss) income before reclassifications	(1,109)	1	(1,108)
Amounts reclassified from accumulated other comprehensive loss(1)	46,760	69	46,829

Net current period other comprehensive income, net of taxes	45,651	70	45,721
Elimination of Predecessor Company accumulated other comprehensive income	—	6,921	6,921

Balance at November 6, 2013, Predecessor Company	$—	$—	$—

Other comprehensive income before reclassifications	—	458	458

Net current period other comprehensive income, net of taxes	—	458	458

Balance at December 29, 2013, Successor Company	$—	$458	$458

Other comprehensive (loss) income before reclassifications	—	(4,927)	(4,927)

Net current period other comprehensive loss, net of taxes	—	(4,927)	(4,927)

Balance at December 28, 2014, Successor Company	$—	$(4,469)	$(4,469)

(1)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost. See Note 16 “Pension and Postretirement Benefits”.

The following table presents reclassifications out of accumulated other comprehensive income (loss) for the Successor Company for the year ended December 28, 2014, the two months ended December 29, 2013, and the Predecessor Company for the ten months ended November 6, 2013.

	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income (Loss)
	Successor Company		Predecessor Company
	Year ended December 28, 2014	Two months ended December 29, 2013	Ten months ended November 6, 2013
Loss on interest rate swap agreements, designated as cash flow hedges	$—	$—	$20,447		Interest expense
Amortization of prior service cost	—	—	(383	)(1)
Amortization of unrecognized loss	—	—	452	(1)
Reclassification of unrealized losses upon dedesignation of cash flow hedges	—	—	26,313		Interest expense

Amounts reclassified from accumulated other comprehensive loss	—	—	46,829		Loss from continuing operations before income taxes
Income tax benefit	—	—	—		Income tax benefit

Amounts reclassified from accumulated other comprehensive loss, net of taxes	$—	$—	$46,829		Net income (loss)

(1)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost. See Note 16 “Pension and Postretirement Benefits”.

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

Creditors that did not make an election during the solicitation period with respect to their claims were deemed to have elected the Cash-Out Option.

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

Cash-Out Offer

In connection with the Plan, Newcastle (“Plan Sponsor”) (or its designated affiliates) offered to purchase, in cash, an amount equal to 40% of the sum of (a) $1,167,450 of principal of the claims under the 2007 Credit Facility, plus (b) accrued and unpaid interest at the applicable contract non-default rate with respect thereto, plus (c) all amounts due under and subject to the terms of the interest rate swaps secured under the 2007 Credit Facility (for the avoidance of doubt, excluding any default interest) on the Effective Date of the Plan. The Cash-Out Offer was coterminous with the solicitation period.

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

Management Agreement

On the Effective Date, New Media entered into a management agreement with FIG LLC (the “Manager”) (the “Management Agreement”) pursuant to which the Manager manages the operations of New Media. The annual management fee is 1.50% of New Media’s Total Equity (as defined in the Management Agreement) and is eligible to receive incentive compensation.

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

The Plan effects only the Company’s 2007 Credit Facility and derivative instruments. Refer to Note 11 “Indebtedness” for additional information. Pension, trade and other unsecured claims were not impaired under the Plan.

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

In applying fresh start accounting, the Company followed these principles:

The Reorganization Value, which represents the concluded enterprise value plus excess cash and cash equivalents and non-interest bearing liabilities, of the Predecessor was allocated to the entity’s net assets in conformity with ASC 805. The Reorganization Value exceeded the sum of the fair value assigned to assets and liabilities. This excess was recorded as Successor Company goodwill as of November 6, 2013.

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

(b)	The adjustment reclassifies $886 related to rejected lease obligations previously recorded as liabilities subject to compromise (see note (c)). These rejected lease obligations are to be paid by the Successor Company in subsequent periods.
(c)	The adjustment to liabilities subject to compromise relates to the extinguishment of the Outstanding Debt and allowed claim on rejected leases. The holders of the Outstanding Debt received a settlement of New Media Common Stock and the allowed claim on rejected leases will be paid in full and has been reclassified to current payables (see note (b)).
(d)	This adjustment reflects the Successor Company’s common stock and additional paid-in capital resulting from the exchange of the Outstanding Debt at 40% for New Media Common Stock with a par value of $0.01 plus the value of the contribution of Local Media Parent for a total issuance of 30,000 shares of New Media Common Stock. The issuance of New Media Warrants as described in note (e) to the Former Equity Holders is also included within the additional paid-in capital as follows:

Exchange by Plan Sponsor of $549,000 Outstanding Debt acquired other than in the Cash-Out Offer for New Media Common Stock	$219,125
Exchange by Plan Sponsor of $442,000 Outstanding Debt acquired in the Cash-Out Offer for New Media Common Stock	176,615
Exchange by debt holders other than Plan Sponsor of $215,000 Outstanding Debt for New Media Common Stock	86,123
Contribution by Plan Sponsor of Local Media for New Media Common Stock	53,840
New Media Warrants issued to Former Equity Holders	995
Impact of classification of issuance of warrants within additional paid-in capital	(995)

Net impact to stockholders’ equity (deficit)	$535,703

(e)	Former Equity Holders received New Media Warrants representing the right to acquire equity equal to 5.0% of the issued and outstanding shares of New Media as of the Effective Date of the Plan, with the strike price for such warrants calculated based on a total equity value of New Media, prior to the Local Media contribution, of $1,204,659 as of the Effective Date, subject to adjustment. Existing Predecessor equity values were cancelled under the Plan. The New Media Warrants were valued at $0.73 per share using the Black-Scholes valuation model. Significant assumptions used in determining the fair value of such warrants at issuance included an assumed dividend yield of 6.9%, share price volatility of 41.7% and a risk-free rate of return of 2.7% with a 10 year term. The dividend yield and volatility assumption were based on the implied volatility and historical realized volatility and historical yield for comparable companies. The risk-free rate assumption was based on 10-year U.S. Treasury bond yields. On the Effective Date, Former Equity Holders were deemed to have been issued 1,362,479 New Media Warrants with a value of $995. The New Media Warrants have a strike price of $46.35 per share and expire on November 26, 2023.

(f)	This adjustment reflects the net effect of the transaction related to the consummation of the Plan on Predecessor’s accumulated deficit and accumulated other comprehensive loss. The table below provides a summary of the adjustments to accumulated deficit as it pertains to the Plan:

Liabilities subject to compromise eliminated:
Secured indebtedness of $1,167,450 and accrued interest outstanding of $8,769	$1,176,219
Derivative instrument liability	28,440
Rejected lease claim	886

Total liabilities subject to compromise eliminated	1,205,545
Consideration given:
Issuance of New Media common stock	(481,863)
Lease claim accrual	(886)

Gain on extinguishment of debt	722,796
Issuance of New Media Warrants	(995)

Total adjustment to accumulated deficit	$721,801

Fresh Start Adjustments

(g)	An adjustment of $97,475 was recorded to adjust the net book value of property, plant and equipment to fair value. The Company obtained third party independent appraisals to assist in the determination of the fair values of property, plant and equipment. The property, plant and equipment appraisal included an analysis of recent comparable sales and offerings of land parcels in each of the subject’s markets. The appraised value used the standard accepted appraisal practices and valuation procedures. Uniform Standards of Professional Appraisal Practice require that the appraiser consider three basic approaches to value: the cost approach (used for equipment where an active secondary market is not available and building improvements), the direct sales comparison (market) approach (used for land and equipment where an active market is available), and the income approach (used for intangibles). These approaches are based on the cost to reproduce assets, market exchanges for comparable assets and the capitalization of income.
(h)	Adjustment eliminated the balance of goodwill, mastheads, and other unamortized intangible assets of the Predecessor Company and records Successor Company intangible assets, including the reorganization value of assets in excess of amounts allocated to identified tangible and intangible assets, also referred to as Successor Company goodwill.

GateHouse business enterprise value	$489,931
Less: Transaction fees	(7,073)
Add: Local Media contribution	53,840
Add: Fair value of liabilities excluded from enterprise value	133,842
Less: Fair value of tangible assets	(398,179)
Less: Fair value of identified intangible assets	(146,450)

Reorganization value of assets in excess of amounts allocated to identified tangible and intangible assets (Successor company goodwill)	$125,911

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

The Company valued mastheads using the income approach, specifically the relief from royalty method. Under this method, the asset values were determined by estimating the hypothetical royalties that would have been paid if the mastheads were not owned. Key assumptions utilized in this valuation include revenue projections, royalty rates of 1.3% to 2.0%, a long-term growth rate of 0.0% and discount rates of 14.5% to 16.5%.

(i)	A decrease of $3,719 was recorded to measure the pension and post-retirement obligations at fair value. This adjustment primarily reflects the difference between the expected return on plan assets as compared to the fair value of the plan assets and the change in the duration weighted discount rate associated with the payment of the benefit obligations from prior measurement date and the Effective Date. The weighted average discount rate for the pension plan is 4.85% and the postretirement medical plan is 4.3%.

(j)	As prescribed in ASC 805, lease arrangements are recognized at fair value as of the Effective Date. This adjustment reflects the elimination of Predecessor leases with escalating payment terms of $1,428. Also reflected is an unfavorable lease of $682. As part of the fresh start valuation, leases were reviewed to determine if terms were favorable or unfavorable. Based on a comparison of contractual lease terms and current market lease rates, eight leases were identified as unfavorable.
(k)	The Predecessor Company’s accumulated deficit and accumulated other comprehensive income is eliminated in conjunction with the adoption of fresh start accounting. Also, pursuant to the Plan, Predecessor Company’s common stock and related additional paid-in capital were eliminated as all Predecessor Company equity interests were cancelled. The Predecessor Company recognized a $246,242 gain related to the fresh start accounting adjustments as follows:

Establishment of Successor Company’s goodwill	$(125,911)
Elimination of Predecessor Company’s goodwill	14,204
Add-back Local Media goodwill adjustment	725
Establishment of Successor Company’s other intangible assets	(146,450)
Elimination of Predecessor Company’s other intangible assets	113,130
Property, plant and equipment fair value adjustments	(97,475)
Pension and postretirement fair value adjustments	(3,719)
Rent and unfavorable lease fair value adjustments	(746)

Gain on fresh start accounting adjustments	$(246,242)

The net effect of the above adjustments on additional paid-in capital was $830,374 net of the impact of the classification of the warrants within additional paid-in capital of $995.

(4) Business Combinations

The Providence Journal

On September 3, 2014, the Company completed its acquisition of the assets of The Providence Journal Company for an aggregate purchase price, including working capital, of $48,666. The acquisition was completed because of the attractive nature of the newspaper assets and cash flows as well as the cost saving opportunities available by clustering with the Company’s nearby newspapers. The purchase price reflects a working capital adjustment of $576 paid in November 2014.

The Company accounted for the acquisition of The Providence Journal under the purchase method of accounting. The net assets, including goodwill have been recorded in the consolidated balance sheet at their fair value in accordance with ASC 805. The Providence Journal acquisition was financed with $9,000 of revolving debt, $25,000 of additional term debt under the New Media Credit Agreement (as defined below), and the remaining amount from operating cash. The Providence Journal consists of one daily and one weekly publications serving areas of Rhode Island. The results of operations for The Providence Journal were included in the Company’s consolidated financial statements from September 3, 2014.

The following table summarizes the estimated fair values of The Providence Journal assets and liabilities:

Current assets	$10,068
Property, plant and equipment	32,080
Advertiser relationships	1,780
Subscriber relationships	1,510
Customer relationships	1,810
Mastheads	3,700
Goodwill	3,653

Total assets	54,601
Current liabilities	5,935

Total liabilities	5,935

Net assets	$48,666

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

The valuation utilized a relief from royalty method, an income approach, to determine the fair value of mastheads. Key assumptions utilized in this valuation include revenue projections, a royalty rate of 1.5%, long-term growth rate of 0%, tax rate of 40.0% and discount rate of 21.5%. The Company valued the following intangible assets using the income approach, specifically the excess earnings method: subscriber relationships, advertiser relationships and customer relationships. In determining the fair value of these intangible assets, the excess earnings approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the asset after deducting contributory asset charges. The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value. A static pool approach using historical attrition rates was used to estimate attrition rates of 3.0% to 10.0% for advertiser relationships, subscriber relationships and customer relationships. The long-term growth rate was estimated to be 0.0% and the discount rate was estimated at 22.0%. Amortizable lives range from 13 to 16 years for subscriber relationships, advertiser relationships and customer relationships, while mastheads are considered a non-amortizable intangible asset.

Trade accounts receivable, having an estimated fair value of $6,851, were included in the acquired assets. The gross contractual amount of these receivables was $7,032 and the contractual cash flows not expected to be collected was estimated at $181 as of the acquisition date.

The Company recorded approximately $2,085 of selling, general and administrative expense for acquisition related costs.

From the date of acquisition through December 28, 2014, The Providence Journal had revenues of $28,322 and net income of $4,724.

For tax purposes, the amount of goodwill that is expected to be deductible is $3,653 as of December 28, 2014.

Local Media

On September 3, 2013, Local Media Parent, a wholly-owned subsidiary of Newcastle, acquired Local Media. Local Media was acquired primarily due to its newspaper assets and cash flows as well as the cost saving opportunities available by clustering with the Company’s nearby newspapers. GateHouse entered into a management and advisory agreement with Local Media Parent, which was assigned to Local Media, to manage the operations of Local Media, which was terminated effective June 4, 2014. In return, GateHouse received compensation including an annual fee and was eligible to earn an annual incentive pay out equal to 12.5% of the EBITDA of Local Media in excess of budget. Although Newcastle indirectly owned 100% of the equity of Local Media, GateHouse managed the daily operations of Local Media. GateHouse determined that the management and advisory agreement resulted in Local Media being a variable interest entity and GateHouse had the power to direct the activities that most significantly affected the economic performance of the entity. As a result, GateHouse was the primary beneficiary and therefore consolidated Local Media’s financial position and results of operations beginning on September 3, 2013. As 100% of Local Media was indirectly owned by Newcastle, the net income (loss) of Local Media was reflected in noncontrolling interest through the Confirmation Date as Newcastle contributed the net assets of Local Media Parent (the direct parent of Local Media) to New Media as part of the Plan.

The Predecessor accounted for the consolidation of Local Media under the purchase method of accounting. Accordingly, the net assets, including noncontrolling interest, were recorded at their fair values. The transaction costs were incurred by Newcastle not GateHouse. The net assets, including goodwill of Local Media were recorded in the consolidated balance sheet at their estimated fair value in accordance with ASC 805. The value allocated in consolidating Local Media, was approximately $83,450 and $2,089 of acquisition related costs were recognized in selling, general and administrative expense. Local Media Parent contributed a net amount of $53,323 of equity and Local Media entered into a long-term debt agreement for $33,000. Local Media consists of eight daily and fifteen weekly newspapers as well as ten shopper publications, serving areas of New York, Massachusetts, California, Pennsylvania, Oregon and New Hampshire. The results of operations for Local Media were included in the Predecessor’s consolidated financial statements from September 3, 2013.

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

The valuation utilized a relief from royalty method, an income approach, to determine the fair value of mastheads. Key assumptions utilized in this valuation include revenue projections, a royalty rate of 1.5%, long-term growth rate of 0%, tax rate of 39.2%, and discount rate of 25.0%. Based on estimated discount rates, attrition levels and other available data, the advertiser and subscriber relationships were determined to have a fair value of $0.

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

During the first quarter of 2014, the Company made adjustments to the provisional purchase price allocation as a result of working capital adjustments. Current assets decreased $324, current liabilities decreased $714, and the net purchase price increased $390.

For the period from the date of acquisition through November 6, 2013 and for the period from November 7, 2013 through December 29 2013, Local Media had revenues of $24,661 and $28,578, and net income (loss) of ($208) and $2,353, respectively. Local Media was fully integrated into the Company’s business. As a result, it is not practicable to determine standalone revenue and earnings for the year ended December 28, 2014.

For tax purposes, the amount of goodwill that is expected to be deductible is $1,187 as of December 28, 2014. This amount includes goodwill adjustments related to fresh start accounting.

Other Acquisitions

The Company acquired substantially all the assets, properties and business of publishing/operating certain newspapers on the following dates: February 28, 2014, June 30, 2014 and December 1, 2014 (“Other Acquistions”), which included eight daily, seventeen weekly publications, and eleven shoppers serving areas of California, Texas, Oklahoma, Kansas, Virginia, New Hampshire and Maine for an aggregate purchase price, including estimated working capital, of $29,092. The rationale for the acquisition was primarily due to the attractive nature of the community newspaper assets and cash flows combined with cost saving opportunities available by clustering with the Company’s nearby newspapers.

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

The Company has accounted for these acquisitions under the purchase method of accounting. The net assets, including goodwill have been recorded in the consolidated balance sheet at their preliminary fair values in accordance with ASC 805.

The following table summarizes the preliminary fair values of the assets and liabilities:

Current assets	$4,402
Property, plant and equipment	13,766
Noncompete agreements	200
Advertiser relationships	5,196
Subscriber relationships	1,956
Customer relationships	364
Mastheads	1,922
Goodwill	4,490

Total assets	32,296
Current liabilities	3,204

Total liabilities	3,204

Net assets	$29,092

The Company obtained third party independent valuations or performed similar calculations internally to assist in the determination of the fair values of certain assets acquired and liabilities assumed. The three basic approaches were used to estimate the fair values: the cost approach (used for equipment where an active secondary market is not available and building improvements), the direct sales comparison (market) approach (used for land and equipment where an active secondary market is available) and the income approach (used for subscriber relationships, advertiser relationships, customer relationships and mastheads).

The Company recorded approximately $796 of selling, general and administrative expense for acquisition related costs.

The revenues and related earnings of the “Other Acquisitions” were included in the consolidated financial statements beginning at the related acquisition dates and were not material to the Company’s 2014 results of operations, cash flows or financial position.

For tax purposes, the amount of goodwill that is expected to be deductible is $4,490 as of December 28, 2014.

Pro-Forma Results

The unaudited pro forma condensed consolidated statement of operations information for 2014 and 2013, set forth below, presents the results of operations as if the consolidation of the newspapers from Local Media and The Providence Journal had occurred on December 31, 2012. The results of operations of the Other Acquisitions are not material to the Company’s 2014 or 2013 results of operations and have been excluded from the pro-forma results. These amounts are not necessarily indicative of future results or actual results that would have been achieved had the acquisitions occurred as of the beginning of such period.

	Successor Company		Predecessor Company
	Year ended December 28, 2014	Two Months ended December 29, 2013	Ten months ended November 6, 2013
Revenues	$710,678	$120,030	$590,092
Income (loss) from continuing operations	$(2,161)	$8,748	$762,767
Income (loss) from continuing operations per common share:
Basic	$(0.07)	$0.29	$13.14
Diluted	$(0.07)	$0.29	$13.14

(5) Share-Based Compensation

The Company and Predecessor recognized compensation cost for share-based payments of $59, $0, $25 and $95 for the Successor Company for the year ended December 28, 2014, two months ended December 29, 2013, for the Predecessor Company for the ten months ended November 6, 2013 and the year ended December 30, 2012, respectively. The total compensation cost not yet recognized related to non-vested awards as of December 28, 2014 was $154, which is expected to be recognized over a weighted average period of 2.2 years through March 2017.

Restricted Share Grants (“RSGs”)

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

As of December 28, 2014, December 29, 2013, November 6, 2013, and December 30, 2012 there were 15,870, 0, 0, and 25,424 RSGs, respectively, issued and outstanding with a weighted average grant date fair value of $14.18, $0.00, $0.00, and $6.04, respectively. As of December 28, 2014, the aggregate intrinsic value of unvested RSGs was $382. As of December 28, 2014, the aggregate fair value of vested RSGs was $0.

RSG activity was as follows:

	Successor Company				Predecessor Company
	Year Ended December 28, 2014		Two Months Ended December 29, 2013		Ten Months Ended December 29, 2013			Year Ended December 30, 2012
	Number of RSGs	Weighted-Average Grant Date Fair Value	Number of RSGs	Weighted-Average Grant Date Fair Value	Number of RSGs	Weighted-Average Grant Date Fair Value	Number of RSGs	Weighted-Average Grant Date Fair Value
Unvested at beginning of year	—	$—	—	$—	25,424	$6.04	84,181	$3.67
Granted	15,870	14.18	—	—	—	—	—	—
Vested	—	—	—	—	(25,424)	6.04	(58,757)	2.65

Unvested at end of year	15,870	$14.18	—	$—	—	$—	25,424	$6.04

As part of the Plan discussed in Note 2 “Voluntary Reorganization Under Chapter 11”, all Predecessor share-based awards were cancelled.

(6) Restructuring

Over the past several years, and in furtherance of the Company’s cost reduction and cash preservation plans outlined in Note 1 “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies”, the Company has engaged in a series of individual restructuring programs, designed primarily to right size the Company’s employee base, consolidate facilities and improve operations. These initiatives impact all of the Company’s geographic regions and are often influenced by the terms of union contracts within the region. All costs related to these programs, which primarily reflect involuntary severance expense, are accrued at the time of announcement.

Information related to restructuring program activity for the Successor Company for the year ended December 28, 2014, the two months ended December 29, 2013 and for the Predecessor Company for the ten months ended November 6, 2013 is outlined below.

	Severance and Related Costs	Other Costs (1)	Total
Balance at December 30, 2012, Predecessor Company	$684	$164	$848
Restructuring provision included in Integration and Reorganization	1,539	38	1,577
Cash payments	(1,738)	(207)	(1,945)

Balance at November 6, 2013, Predecessor Company	$485	$(5)	$480
Restructuring provision included in Integration and Reorganization	1,758	—	1,758
Cash payments	(501)	—	(501)

Balance at December 29, 2013, Successor Company	$1,742	$(5)	$1,737
Restructuring provision included in Integration and Reorganization	3,424	—	3,424
Reversal of prior accruals included in Integration and Reorganization	(628)	—	(628)
Restructuring accrual assumed from acquisition	302	—	302
Cash (payments) receipts	(3,161)	5	(3,156)

Balance at December 28, 2014, Successor Company	$1,679	$—	$1,679

(1)	Other costs primarily included costs to consolidate operations.

The restructuring reserve balance is expected to be paid out over the next twelve months.

The following table summarizes the costs incurred and cash paid in connection with these restructuring programs for the Successor Company for the year ended December 28, 2014, the two months ended December 29, 2013 and for the Predecessor Company for the ten months ended November 6, 2013.

	Successor Company		Predecessor Company
	Year ended December 28, 2014	Two months ended December 29, 2013	Ten months ended November 6, 2013
Severance and related costs	$3,424	$1,758	$1,539
Reversal of prior accruals	(628)	—	—
Severance costs assumed from acquisition	302	—	—
Other costs	—	—	38
Cash payments	(3,156)	(501)	(1,945)

(7) Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 28, 2014	December 29, 2013
Land	$25,813	$23,087
Buildings and improvements	129,185	110,941
Machinery and equipment	149,790	129,269
Furniture, fixtures, and computer software	17,106	11,713
Construction in progress	2,064	716

	323,958	275,726
Less: accumulated depreciation	(40,172)	(5,539)

Total	$283,786	$270,187

Depreciation expense for the Successor Company for the year ended December 28, 2014, two months ended December 29, 2013, for the Predecessor Company for the ten months ended November 6, 2013 and for the year ended December 30, 2012 was $34,785, $5,539, $15,163 and $16,305, respectively.

(8) Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	December 28, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Noncompete agreements	$200	$—	$200
Advertiser relationships	65,310	4,484	60,826
Customer relationships	7,864	470	7,394
Subscriber relationships	39,562	2,723	36,839
Trade name	270	32	238

Total	$113,206	$7,709	$105,497

Nonamortized intangible assets:
Goodwill	$134,042
Mastheads	51,245

Total	$185,287

	December 29, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Advertiser relationships	$58,520	$610	$57,910
Customer relationships	5,690	59	5,631
Subscriber relationships	36,120	375	35,745
Trade name	270	5	265

Total	$100,600	$1,049	$99,551

Nonamortized intangible assets:
Goodwill	$125,911
Mastheads	45,850

Total	$171,761

As of December 28, 2014, the weighted average amortization periods for amortizable intangible assets are 5.0 years for noncompete agreements, 15.7 years for advertiser relationships, 15.9 years for customer relationships, 15.9 years for subscriber relationships and 10.0 years for trade names. The weighted average amortization period in total for all amortizable intangible assets is 15.8 years.

Amortization expense for the Successor Company for the year ended December 28, 2014, two months ended December 29, 2013, the Predecessor Company for the ten months ended November 6, 2013 and for the year ended December 30, 2012 was $6,665, $1,049, $18,246 and $23,583, respectively. Estimated future amortization expense as of December 29, 2014, is as follows:

For the years ending the Sunday closest to December 31:
2015	$7,195
2016	7,195
2017	7,195
2018	7,195
2019	7,195
Thereafter	69,522

Total	$105,497

The changes in the carrying amount of goodwill for the years ended December 28, 2014 and December 29, 2013 are as follows:

Gross balance at December 30, 2012	$886,843
Accumulated impairment losses	(873,101)

Net balance at December 30, 2012, Predecessor Company	13,742
Consolidation of Local Media	462
Elimination of Predecessor goodwill	(14,204)
Reorganization Plan effects and Fresh Start adjustments	125,911

Balance at November 6, 2013, Successor Company	125,911

Net balance at December 29, 2013, Successor Company	$125,911
Goodwill acquired in business combinations	8,143
Goodwill from divestitures	(12)

Balance at December 28, 2014, Successor Company	134,042

Net balance at December 28, 2014, Successor Company	$134,042

As of December 28, 2014 and December 29, 2013, goodwill in the amount $587,107 and $578,964, respectively, was deductible for income tax purposes.

The Company’s annual impairment assessment is made on the last day of its fiscal second quarter.

During the first quarter of 2012, the Company reorganized its management structure to align with its publication types. The fair value of goodwill was allocated to each of the new reporting units: Small Community Newspapers, Large Daily Newspapers and Metro Newspapers. The Company determined that impairment indicators were present for the Metro Newspaper reporting unit, which had a goodwill balance of $216. As of April 1, 2012 the Company performed a Step 1 analysis for this reporting unit and determined that its carrying value exceeded fair value. As a result of the Step 2 analysis, the entire $216 of goodwill was impaired and this amount was subsequently reclassified to discontinued operations, see Note 21 “Discontinued Operations”. The fair value of this reporting unit for impairment testing purposes was estimated using the expected present value of future cash flows, recent industry transaction multiples and using estimates, judgments and assumptions that management believed were appropriate in the circumstances. The estimates and judgments used in the assessment included multiples for revenue and EBITDA, the weighted average cost of capital and the terminal growth rate. Given the then current market conditions, the Company determined that recent transactions provided the best estimate of the fair value of this reporting unit. The Company performed further analysis of this reporting unit’s intangible and long-lived assets and determined that impairments of these assets were not present.

As part of the annual impairment assessment, as of June 30, 2013, the fair values of the Company’s reporting units for goodwill impairment testing and newspaper mastheads were estimated using the expected present value of future cash flows, recent industry transaction multiples and using estimates, judgments and assumptions that management believed were appropriate in the circumstances. The estimates and judgments used in the assessment included multiples for revenue and EBITDA, the weighted average cost of capital and the terminal growth rate. Given the then current market conditions, the Company determined that recent transactions provided the best estimate of the fair value of its reporting units. As a result of the annual assessment performed no impairment of goodwill was identified. Additionally, the estimated fair value exceeded carrying value for all mastheads. The total Company’s estimate of fair value was reconciled to its then market capitalization (based upon the stock market price and fair value of debt) plus an estimated control premium.

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

The Company considered the impairment analysis for goodwill and mastheads to be an indicator of impairment under ASC 360, and performed an analysis of its undiscounted cash flows for amortizable intangibles. For any groups where the carrying value exceeded the undiscounted cash flows a discounted cash flow analysis was performed to determine the amount of the impairment. Key assumptions within this analysis included earnings projections, discount rates, attrition rates, long-term growth rates, and effective tax rate that the Company considers appropriate. Earnings projections reflected continued declines in print advertising revenue of 5.0% to 9.0% per year, which is expected to moderate in later years, growth in circulation revenue of up to 2.0% per year, and expense declines of up to 4.0% per year. Discount rates ranged from 14.5% to 17.0%, attrition rates ranged from 5.0% to 7.5%, the long-term growth rate was 0% and the effective tax rate was 39.15%. The resulting cash flows were reconciled to the projections supporting the Plan.

Due to reductions in the Company’s operating projections during the third quarter in conjunction with the bankruptcy process, an impairment charge of $68,573 was recognized for advertiser relationships within the Company’s Metro and Small Community reporting units, an impairment charge of $19,149 was recognized for subscriber relationships within the Company’s Metro and Small Community reporting units, an impairment charge of $2,077 was recognized for customer relationships within the Company’s Metro reporting unit and an impairment charge of $1,800 was recognized for trade names and publication rights within the Directories business unit. Refer to Note 18 “Fair Value Measurement” for additional information on the impairment charge.

As of March 30, 2014 and December 29, 2013, a review of impairment indicators was performed with the Company noting that its financial results and forecast had not changed materially since the fresh start accounting on November 6, 2013 and it was determined that no indicators of impairment were present.

As part of the annual impairment assessments of goodwill and indefinite-lived intangible assets, as of June 29, 2014, the fair values of the Company’s reporting units for goodwill impairment testing, which include Large Daily Newspapers, Metro Newspapers, Small Community Newspapers, Local Media Newspapers, and Ventures, and newspaper mastheads were estimated using the expected present value of future cash flows, recent industry multiples and using estimates, judgments and assumptions that management believes were appropriate in the circumstances. The estimates and judgments used in the assessment included multiples for revenue and EBITDA, the weighted average cost of capital and the terminal growth rate. The Company determined that the future cash flow and industry multiple analyses provided the best estimate of the fair value of its reporting units. As a result of the annual assessment’s Step 1 analysis that was performed, fair values of the reporting units were determined to be greater than the carrying values of the reporting units. The Company uses a “relief from royalty” approach which utilizes a discounted cash flow model to determine the fair value of each masthead. Additionally, the estimated fair value exceeded carrying value for all mastheads. The total Company’s estimate of reporting unit fair value was reconciled to its then market capitalization (based upon the stock market price and fair value of debt) plus an estimated control premium.

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

As of September 28, 2014 and December 28, 2014, a review of impairment indicators was performed with the Company noting that its financial results and forecast had not changed materially since the June 29, 2014 impairment test and it was determined that no indicators of impairment were present.

(9) Accrued Expenses

Accrued expenses consisted of the following:

	December 28, 2014	December 29, 2013
Accrued payroll and payroll taxes	$7,317	$6,849
Accrued bonus	5,616	4,011
Accrued vacation	901	1,355
Accrued insurance	5,313	6,646
Accrued legal and professional fees	3,957	16,058
Accrued interest expense	1,307	828
Accrued taxes	3,029	2,704
Accrued restructuring	1,679	1,737
Accrued other (1)	17,942	15,630

	$47,061	$55,818

(1)	December 29, 2013 includes $4,626 accrual for Local Media to fund a pension liability that was retained by the seller. The cash was received prior to December 29, 2013 while payment was not made by Local Media until fiscal 2014.

(10) Lease Commitments

The future minimum lease payments related to the Company’s non-cancelable operating lease commitments as of December 28, 2014 are as follows:

For the years ending the Sunday closest to December 31:
2015	$6,800
2016	4,985
2017	4,801
2018	3,671
2019	1,450
Thereafter	3,449

Total minimum lease payments	$25,156

Rental expense under operating leases for the Successor Company for the year ended December 28, 2014, two months ended December 29, 2013, the Predecessor Company for the ten months ended November 6, 2013 and for the year ended December 30, 2012 was $7,432, $1,121, $4,685 and $5,009, respectively.

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

The Local Media Credit Facility provided for: (a) a $33,000 term loan facility; and (b) a $10,000 revolving credit facility, with a $3,000 sub-facility for letters of credit and a $4,000 sub-facility for swing loans. The Borrowers used the proceeds of the Local Media Credit Facility to (a) fund a portion of the acquisition of Dow Jones Local Media Group, Inc., a Delaware corporation (the “Local Media Acquisition”), (b) provide for working capital and other general corporate purposes of the Borrowers and (c) fund certain fees, costs and expenses associated with the transactions contemplated by the Local Media Credit Facility and consummation of the Local Media Acquisition. The Local Media Credit Facility was secured by a first priority security interest in substantially all assets of the Borrowers and Local Media Parent. In addition, the loans and other obligations of the Borrowers under the Local Media Credit Facility were guaranteed by Local Media Group Holdings LLC.

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

The Local Media Credit Facility was paid in full on June 4, 2014.

New Media Credit Agreement

On June 4, 2014, New Media Holdings II LLC (the “New Media Borrower”), a wholly owned subsidiary of New Media, entered into a credit agreement (the “New Media Credit Agreement”) among the New Media Borrower, New Media Holdings I LLC (“Holdings I”), the lenders party thereto, RBS Citizens, N.A. and Credit Suisse Securities (USA) LLC as joint lead arrangers and joint bookrunners, Credit Suisse AG, Cayman Islands Branch as syndication agent and Citizens Bank of Pennsylvania as administration agent which provides for (i) a $200,000 senior secured term facility (the “Term Loan Facility”) and (ii) a $25,000 senior secured revolving credit facility (of which $5,000 was drawn as of December 28, 2014),with a $5,000 sub-facility for letters of credit and a $5,000 sub-facility for swing loans, (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Senior Secured Credit Facilities”). In addition, the New Media Borrower may request one or more new commitments for term loans or revolving loans from time to time up to an aggregate total of $75,000 (the “Incremental Facility”) subject to certain conditions. On June 4, 2014, the New Media Borrower borrowed

$200,000 under the Term Loan Facility (the “Term Loans”). The Term Loans mature on June 4, 2020 and the maturity date for the Revolving Credit Facility is June 4, 2019. On November 20, 2014, the New Media Credit Agreement was amended to increase the amount of the Incremental Facility that may be requested after the date of the amendment to $225,000.

The proceeds of the Term Loans, which included a $6,725 original issue discount, were used to repay in full all amounts outstanding under the GateHouse Credit Facilities and the Local Media Credit Facility and to pay fees associated with the financing, with the balance going to the Company for general corporate purposes.

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

If any borrowings under the Incremental Facility have an all-in yield more than 50 basis points greater than the Term Loans (the “Incremental Yield”), the all-in yield for the Term Loans shall be adjusted to be 50 basis points less than the Incremental Yield. As of December 28, 2014 the New Media Credit Agreement had a weighted average interest rate of 7.21%.

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

Repayments made under the Term Loans are equal to 1.0% annually of the original principal amount in equal quarterly installments for the life of the Term Loans, with the remainder due at maturity. The New Media Borrower is permitted to make voluntary prepayments at any time without premium or penalty, except in the case of prepayments made in connection with certain repricing transactions with respect to the Term Loans effected within six months of the closing date of the New Media Credit Agreement, to which a 1.00% prepayment premium applies. The period during which a prepayment premium applies was later extended by amendment; see Note 23 “Subsequent Events”. The New Media Borrower is required to repay borrowings under the Senior Secured Credit Facilities (without payment of a premium) with (i) net cash proceeds of certain debt obligations (except as otherwise permitted under the New Media Credit Agreement), (ii) net cash proceeds from non-ordinary course asset sales (subject to reinvestment rights and other exceptions), and (iii) commencing with the Company’s fiscal year started December 30, 2013, 100% of Excess Cash Flow (as defined in the New Media Credit Agreement), subject to step-downs to 50%, 25% and 0% of Excess Cash Flow based on achievement of a total leverage ratio of less than or equal to 3.00 to 1.00 but greater than 2.75 to 1.00; less than or equal to 2.75 to 1.00 but greater than 2.50 to 1.00; and less than or equal to 2.50 to 1.00, respectively.

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

One lender under the New Media Credit Agreement was also a lender under the GateHouse Credit Facilities. This portion of the transaction was accounted for as a modification under ASC Subtopic 470-50, “Debt Modifications and Extinguishments” (“ASC Subtopic 470-50”), as the difference between the present value of the cash flows under the New Media Credit Agreement and the present value of the cash flows under the GateHouse Credit Facilities was less than 10%. The unamortized deferred financing costs and original issuance discount balances as of the refinance date pertaining to this lender’s portion of the GateHouse Credit Facilities will be amortized over the terms of the new facility. The remaining portion of the GateHouse Credit Facilities and the Local Media Credit Facility debt refinancing constituted an extinguishment of debt under ASC Subtopic 470-50, and was accounted for accordingly. In connection with this transaction, the Company incurred approximately $10,202 of fees and expenses, of which $6,725 was recognized as original issue discount and $1,700 were capitalized as deferred financing costs. These amounts will be amortized over the term of the new Senior Secured Credit Facilities. Additionally, the Company recorded a loss on early extinguishment of debt of $9,047 associated with this transaction, which consisted of the write-off of unamortized deferred financing costs and other expenses not eligible for capitalization under ASC Subtopic 470-50.

On September 3, 2014, the New Media Credit Agreement was amended to provide for additional term loans under the Incremental Facility in an aggregate principal amount of $25,000 (such term loans, the “2014 Incremental Term Loan,” and such amendment, the “2014 Incremental Amendment”) in connection with the acquisition of the assets of The Providence Journal. The 2014 Incremental Term Loan is on terms identical to the term loans that were extended pursuant to the New Media Credit Agreement and will mature on June 4, 2020. In addition, the New Media Borrower was required to pay an upfront fee of 2.00% of the aggregate amount of the 2014 Incremental Term Loan as of the effective date of the 2014 Incremental Amendment. This amendment was considered a modification and the related $595 of fees were expensed during the quarter.

As of December 28, 2014, the Company is in compliance with all of the covenants and obligations under the New Media Credit Agreement.

Fair Value

The fair value of long-term debt under the Senior Secured Credit Facilities was estimated at $229,437 as of December 28, 2014, based on discounted future contractual cash flows and a market interest rate adjusted for necessary risks, including the Company’s own credit risk as there are no rates currently observable in publically traded debt markets of risk with similar terms and average maturities. Accordingly, the Company’s long-term debt under the Senior Secured Credit Facilities is classified within Level 3 of the fair value hierarchy.

Payment Schedule

As of December 28, 2014, scheduled principal payments of outstanding debt are as follows:

2015	2,250
2016	2,250
2017	2,250
2018	2,250
2019	7,250
Thereafter	213,187

$229,437
Less: Short-term debt	2,250
Less: Remaining original issue discount	7,385

Long-term debt	$219,802

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

(12) Derivative Instruments

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

In 2014, the Company’s derivative instruments were carried at fair value and were generally valued using models with observable market inputs that could be verified and which do not involve significant judgment. The significant observable inputs used in determining the fair value of its Level 2 derivative contracts were contractual cash flows and market based parameters such as interest rates.

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

The restructuring process resulted in the dedesignation of the hedging relationship as it was not probable that the forecasted transaction would occur according to the original strategy; any related amounts previously recorded in accumulated other comprehensive income (loss), net were recognized into earnings of the Predecessor as of the Petition Date. The derivative liability balances were classified as liabilities subject to compromise at the allowed claim amount. The remaining amount of other comprehensive income totaling $26,313 was recognized through earnings for the Predecessor for the ten months ended November 6, 2013. There are no derivative assets or liabilities outstanding as of December 28, 2014 and December 29, 2013.

The Effect of Derivative Instruments on the Statement of Operations and Comprehensive Income (Loss)

for the Successor Company for the Year Ended December 28, 2014 and for the Predecessor Company for the Ten Months Ended November 6, 2013 and Year Ended December 30, 2012(1)

Derivatives in ASC 815 Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Successor Company 2014	Predecessor Company 2013	Predecessor Company 2012
Interest rate swaps	(Loss) gain on derivative instruments	$(51)	$(14)	$1,635

Derivatives in ASC 815 Fair Value Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)(2)
	Successor Company 2014	Predecessor Company 2013	Predecessor Company 2012		Successor Company 2014	Predecessor Company 2013	Predecessor Company 2012		Successor Company 2014	Predecessor Company 2013	Predecessor Company 2012
Interest rate swaps	$—	$19,339	$5,832	Interest (income)/ expense	$—	$46,760	$28,771	Gain (loss) on derivative instruments	$(51)	$(14)	$20
								Reorganization items, net	$—	$(2,041)	$—

(1)	For the Successor Company for the two months ended December 29, 2013, there were no derivative assets or liabilities outstanding.
(2)	During the quarter ended September 29, 2013, the Predecessor recognized $2,041 in reorganization items, net to adjust the fair value of derivatives to the allowed claim.

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

The aggregate amount of unrealized loss related to derivative instruments recognized in other comprehensive loss as of December 28, 2014 and December 29, 2013 was $0 and $0, respectively.

(13) Income Taxes

Income tax expense (benefit) on loss from continuing operations for the periods shown below consisted of:

	Current	Deferred	Total
Year ended December 28, 2014, Successor Company:
U.S. Federal	$—	$2,256	$2,256
State and local	(108)	565	457

	$(108)	2,821	$2,713

Two months ended December 29, 2013, Successor Company:
U.S. Federal	$—	$—	$—
State and local	491	—	491

	$491	—	$491

Ten months ended November 6, 2013, Predecessor Company:
U.S. Federal	$—	$(158)	$(158)
State and local	—	(39)	(39)

	$—	(197)	$(197)

Year ended December 30, 2012, Predecessor Company:
U.S. Federal	$149	$—	$149
State and local	(356)	—	(356)

	$(207)	—	$(207)

Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income (loss) from continuing operations before income taxes as a result of the following:

	Successor Company		Predecessor Company
	Year Ended December 28, 2014	Two Months Ended December 29, 2013	Ten Months Ended November 6, 2013	Year Ended December 30, 2012
Computed “expected” tax expense (benefit)	$(167)	$2,617	$267,934	$(9,303)
Increase (decrease) in income tax benefit resulting from:
State and local income taxes, net of federal benefit	371	491	(39)	20
Net nondeductible meals, entertainment, and other expenses	490	54	(173)	393
Return to provision adjustment	—	—	(489)	288
Tax attribute reduction	25,367	—	—	—
Change in valuation allowance	(23,241)	(1,704)	(53,913)	8,462
(Decrease) increase to provision for unrecognized tax benefits	(69)	—	—	(356)
Cancellation of indebtedness and original issue discount	—	(967)	(213,517)	—
Other	(38)	—	—	289

	$2,713	$491	$(197)	$(207)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of December 28, 2014 and December 29, 2013 are presented below:

	December 28, 2014	December 29, 2013
Current deferred tax assets:
Accounts receivable	$1,929	$936
Accrued expenses	19,764	13,204
Inventory capitalization	615	3,014

Gross current deferred tax assets	22,308	17,154
Less valuation allowance	(18,039)	(13,708)

Net current deferred tax assets	4,269	3,446

Non-current deferred tax assets:
Pension and other postretirement benefit obligation	5,400	3,920
Definite and indefinite lived intangible assets	66,018	97,760
Net operating losses	79,330	87,346

Gross non-current deferred tax assets	150,748	189,026
Less valuation allowance	(121,897)	(151,061)

Net non-current deferred tax assets	28,851	37,965
Non-current deferred tax liabilities:
Fixed assets	35,941	41,411

Gross non-current deferred tax liabilities	35,941	41,411

Net deferred tax liabilities	(2,821)	—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

During the year ended December 30, 2012, the valuation allowance increased by $2,707 of which $6,551 was charged to earnings and $3,844 was recorded as a reduction through accumulated other comprehensive income. During the ten months ended November 6, 2013, the valuation allowance decreased by $277,679, of which $59,839 was a benefit to earnings, $370 was charged to discontinued operations, and $20,412 was recorded as a benefit through accumulated other comprehensive income, and a reduction of $197,798 was attributable to the reduction of tax attributes related to the cancellation of indebtedness and other fresh start adjustments. During the two months ended December 29, 2013, the valuation allowance decreased by $2,142, all of which was a benefit to earnings. As a result of the Restructuring in 2013, we recognized cancellation of indebtedness income, which is not subject to tax provided we reduce certain tax attributes. The final determination of the reduction in tax attributes was made in 2014. At that time, final calculations were made as to the manner in which we would reduce our tax attributes. For the year ended December 28, 2014, the valuation allowance decrease was primarily attributable to finalization of tax attribute reduction adjustments from the cancellation of indebtedness. During the year ended December 28, 2014, the valuation allowance decreased by $24,834 of which $26,762 was a benefit to earnings and $1,928 was recorded as an increase to accumulated other comprehensive income.

At December 28, 2014, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $203,000 after tax attribute reductions, which are available to offset future taxable income, if any. These federal and state net operating loss carryforwards begin to expire on various dates from 2019 through 2034. The majority of the operating losses are subject to the limitations of Internal Revenue Code (the “Code”) Section 382. This section provides limitations on the availability of net operating losses to offset current taxable income if significant ownership changes have occurred for Federal tax purposes.

At December 28, 2014, the Company had uncertain tax positions of $1,040 which, if recognized, would impact the effective tax rate. The Company did not record significant amounts of interest and penalties related to uncertain tax positions for the year ended December 28, 2014.

A reconciliation of the beginning and ending amount of uncertain tax positions for the years ended December 28, 2014, December 29, 2013 and December 30, 2012 are as follows:

Balance as of January 1, 2012	$5,033
Decreases based on tax positions prior to 2012	(399)
Increases based on tax positions prior to 2012	43

Uncertain tax positions as of December 30, 2012, Predecessor Company	$4,677
Decreases based on tax positions prior to 2013 and tax attribute reductions	(3,568)

Uncertain tax positions as of December 29, 2013, Successor Company	$1,109
Decreases based on tax positions prior to 2014 and tax attribute reductions	(69)

Uncertain tax positions as of December 28, 2014, Successor Company	$1,040

The Company does not anticipate significant increases or decreases in our uncertain tax positions within the next twelve months. The Company recognizes penalties and interest relating to uncertain tax positions in the provision for income taxes. During the period, the Company did not recognize any accrued interest or penalties. At December 28, 2014, the accrual for uncertain tax positions, included $287 of interest and penalties.

The Company files a U.S. federal consolidated income tax return for which the statute of limitations remains open for the 2011 tax year and beyond. U.S. state jurisdictions have statute of limitations generally ranging from 3 to 6 years.

(14) Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (“EPS”):

	Successor Company		Predecessor Company
	Year Ended December 28, 2014	Two Months Ended December 29, 2013	Ten Months Ended November 6, 2013	Year Ended December 30, 2012
Numerator for earnings per share calculation:
Income (loss) from continuing operations attributable to New Media	$(3,205)	$7,206	$788,448	$(27,463)
Loss from discontinued operations, attributable to New Media, net of income taxes	—	—	(1,034)	(2,340)

Net income (loss) attributable to New Media	$(3,205)	$7,206	$787,414	$(29,803)
Denominator for earnings per share calculation:
Basic weighted average shares outstanding	31,985,469	30,000,000	58,069,272	58,041,907
Diluted weighted average shares outstanding	31,985,469	30,000,000	58,069,272	58,041,907
Income (loss) per share—basic and diluted:
Income (loss) from continuing operations attributable to New Media	$(0.10)	$0.24	$13.58	$(0.47)
Loss from discontinued operations, attributable to New Media, net of taxes	—	—	(0.02)	(0.04)

Net income (loss) attributable to New Media	$(0.10)	$0.24	$13.56	$(0.51)

During the year ended December 28, 2014 and the two months ended December 29, 2013 the Successor Company excluded 1,362,479 and 1,362,479 common stock warrants, 15,870 and 0 restricted stock grants, and 745,062 and 0 stock options, respectively, from the computation of diluted income (loss) per share because their effect would have been antidilutive. For the Predecessor Company for the ten months ended November 6, 2013 and the year ended December 30, 2012, 0 and 25,424 RSGs, respectively, were excluded from the computation of diluted loss per share because their effect would have been antidilutive.

(15) Employee Benefit Plans

For the year ended December 28, 2014, the Company maintained the New Media Investment Group, Inc. Retirement Savings Plan, which was previously known as the GateHouse Media, Inc. Retirement Savings Plan, (the “New Media 401(k) Plan”), which is intended to be a qualified defined contribution plan with a cash or deferred arrangement under Section 401(k) of the Code. The Company became the plan sponsor of the New Media 401(k) Plan effective January 1, 2014. In general, eligible employees of the Company and participating affiliates who satisfy minimum age and service requirements are eligible to participate. Eligible employees can contribute amounts up to 100% of their eligible compensation to the New Media 401(k) Plan, subject to IRS limitations. The New Media 401(k) Plan also provides for discretionary matching and nonelective contributions that can be made in separate amounts among different allocation groups. For the Successor Company for the year ended December 28, 2014, the two months ended December 29, 2013, the Predecessor Company for the ten months ended November 6, 2013, and for the year ended December 30, 2012, when the Company offered a matching contribution across the entire Company, the Company’s matching contributions to the New Media 401(k) Plan were $1,212, $146, $845 and $117, respectively. The Company did not make nonelective contributions for the reported years.

For the year ended December 29, 2013, Local Media sponsored the Local Media Group, Inc. 401(k) Savings Plan (the “Local Media 401(k) Plan”), which also was intended to be a qualified defined contribution plan with a cash or deferred arrangement under Section 401(k) of the Code. The Company became the plan sponsor of the Local Media 401(k) Plan effective January 1, 2014.. The Local Media 401(k) Plan was frozen with respect to all new eligibility and contributions effective after December 31, 2013. Accordingly, after that date, no contributions were made to the Local Media 401(k) Plan for the year ended December 28, 2014. On March 14, 2014, the Local Media 401(k) Plan was merged into the New Media 401(k) Plan and ceased to exist as a separate plan.

The Company maintains three nonqualified deferred compensation plans, as described below, for certain of its employees.

The Company maintains the GateHouse Media, Inc. Publishers’ Deferred Compensation Plan (“Publishers Plan”), a nonqualified deferred compensation plan for the benefit of certain designated publishers of the Company’s newspapers. Under the Publishers Plan, the Company credits an amount to a bookkeeping account established for each participating publisher pursuant to a pre-determined formula, which is based upon the gross operating profits of each such publisher’s newspaper. The bookkeeping account is credited with earnings and losses based upon the investment choices selected by the participant. The amounts credited to the bookkeeping account on behalf of each participating publisher vest on an installment basis over a period of 15 years. A participating publisher forfeits all amounts under the Publishers Plan in the event that the publisher’s employment with the Company is terminated for “cause”, as defined in the Publishers Plan. Amounts credited to a participating publisher’s bookkeeping account are distributable upon termination of the publisher’s employment with the Company and will be made in a lump sum or installments as elected by the publisher. The Publisher’s Plan was frozen effective as of December 31, 2006, and all accrued benefits of participants under the terms of the Publisher’s Plan became 100% vested. The Company recorded $0, $0, $0 and $0 of compensation expense related to the Publishers Plan for the Successor Company for the year ended December 28, 2014, the two months ended December 29, 2013, the Predecessor Company for the ten months ended November 6, 2013, and for the year ended December 30, 2012, respectively.

The Company maintains the GateHouse Media, Inc. Executive Benefit Plan (“Executive Benefit Plan”), a nonqualified deferred compensation plan for the benefit of certain key employees of the Company. Under the Executive Benefit Plan, the Company credits an amount, determined at the Company’s sole discretion, to a bookkeeping account established for each participating key employee. The bookkeeping account is credited with earnings and losses based upon the investment choices selected by the participant. The amounts credited to the bookkeeping account on behalf of each participating key employee vest on an installment basis over a period of 5 years. A participating key employee forfeits all amounts under the Executive Benefit Plan in the event that the key employee’s employment with the Company is terminated for “cause”, as defined in the Executive Benefit Plan. Amounts credited to a participating key employee’s bookkeeping account are distributable upon termination of the key employee’s employment with the Company, and will be made in a lump sum or installments as elected by the key employee. The Executive Benefit Plan was frozen effective as of December 31, 2006, and all accrued benefits of participants under the terms of the Executive Benefit Plan became 100% vested. The Company recorded $0, $0, $0 and $0 of compensation expense related to the Publishers Plan for the Successor Company for the year ended December 28, 2014, the two months ended December 29, 2013, the Predecessor Company for the ten months ended November 6, 2013, and for the year ended December 30, 2012, respectively.

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

The Enterprise News Media, LLC pension plan was amended to freeze all future benefit accruals as of December 31, 2008, except for a select group of union employees whose benefits were frozen during 2009. Also, during 2008, the medical and life insurance benefits were frozen, and the plan was amended to limit future benefits to a select group of active employees under the Enterprise News Media, LLC postretirement medical and life insurance plan.

The following provides information on the pension plan and postretirement medical and life insurance plan as of December 28, 2014 and December 29, 2013 for the Successor Company and as of November 6, 2013 for the Predecessor Company, for the Successor Company for the year ended December 28, 2014 and two months ended December 29, 2013 and for the Predecessor Company for the ten months ended November 6, 2013 and December 30, 2012:

	Pension			Postretirement
	Successor Company		Predecessor Company	Successor Company		Predecessor Company
	Year Ended December 28, 2014	Two Months Ended December 29, 2013	Ten Months Ended November 6, 2013	Year Ended December 28, 2014	Two Months Ended December 29, 2013	Ten Months Ended November 6, 2013
Change in projected benefit obligation:
Benefit obligation at beginning of period	$24,315	$24,651	$27,126	$6,206	$6,015	$6,666
Service cost	300	48	252	21	6	32
Interest cost	1,191	187	913	244	41	188
Actuarial (gain) loss	4,218	(408)	(2,111)	378	176	(596)
Benefits and expenses paid	(1,727)	(163)	(1,529)	(297)	(29)	(261)
Participant contributions	—	—	—	22	2	12
Employer implicit subsidy fulfilled	—	—	—	(27)	(5)	(26)

Projected benefit obligation at end of period	$28,297	$24,315	$24,651	$6,547	$6,206	$6,015

Change in plan assets:
Fair value of plan assets at beginning of period	$20,290	$19,981	$18,241	$—	$—	$—
Actual return on plan assets	1,292	472	2,121	—	—	—
Employer contributions	1,449	—	1,148	275	27	249
Employer implicit subsidy contribution	—	—	—	27	5	26
Participant contributions	—	—	—	22	2	12
Employer implicit subsidy fulfilled	—	—	—	(27)	(5)	(26)
Benefits paid	(1,449)	(123)	(1,324)	(297)	(29)	(261)
Expenses paid	(278)	(40)	(205)	—	—	—

Fair value of plan assets at end of period	$21,304	$20,290	$19,981	$—	$—	$—

Reconciliation of funded status:
Benefit obligation at end of period	$(28,297)	$(24,315)	$(24,651)	$(6,547)	$(6,206)	$(6,015)
Fair value of assets at end of period	21,304	20,290	19,981	—	—	—
Funded status	(6,993)	(4,025)	(4,670)	(6,547)	(6,206)	(6,015)
Unrecognized actuarial (gain) loss	3,915	(634)	—	554	176	—

Net accrued benefit cost	$(3,078)	$(4,659)	$(4,670)	$(5,993)	$(6,030)	$(6,015)

	Pension			Postretirement
	Successor Company		Predecessor Company	Successor Company		Predecessor Company
	Year Ended December 28, 2014	Two Months Ended December 29, 2013	Ten Months Ended November 6, 2013	Year Ended December 28, 2014	Two Months Ended December 29, 2013	Ten Months Ended November 6, 2013
Balance sheet presentation:
Accrued liabilities	$—	$—	$—	$390	$403	$79
Pension and other postretirement benefit obligations	6,993	4,025	4,670	6,157	5,803	5,936
Accumulated other comprehensive income	(3,915)	634	$—	(554)	(176)	—

Net accrued benefit cost	$3,078	$4,659	$4,670	$5,993	$6,030	$6,015

Comparison of obligations to plan assets:
Projected benefit obligation	$28,297	$24,315	$24,651	$6,547	$6,206	$6,015
Accumulated benefit obligation	28,297	24,315	24,651	6,547	6,206	6,015
Fair value of plan assets	21,304	20,290	19,981	—	—	—

	Pension				Postretirement
	Successor Company		Predecessor Company		Successor Company		Predecessor Company
	Year Ended December 28, 2014	Two Months Ended December 29, 2013	Ten Months Ended November 6, 2013	Year Ended December 30, 2012	Year Ended December 28, 2014	Two Months Ended December 29, 2013	Ten Months Ended November 6, 2013	Year Ended December 30, 2012
Components of net periodic benefit cost:
Service cost	$300	$48	$252	$300	$21	$6	$32	$40
Interest cost	1,191	187	913	1,203	245	41	188	273
Expected return on plan assets	(1,624)	(246)	(1,140)	(1,275)	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—	(383)	(457)
Amortization of unrecognized (gain) loss	—	—	432	382	—	—	—	—

Net periodic benefit cost	$(133)	$(11)	$457	$610	$266	$47	$(163)	$(144)

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial (gain) loss	$4,549	$(634)	$(7,843)	$2,343	$378	$176	$922	$187
Amortization of net actuarial loss	—	—	(452)	(383)	—	—	—	—
Amortization of prior service credit	—	—	—	—	—	—	383	457
Other adjustment	—	—	—	43	—	—	—	—

Total recognized in other comprehensive income	$4,549	$(634)	$(8,295)	$2,003	$378	$176	$1,305	$644

The following assumptions were used in connection with the Company’s actuarial valuation of its defined benefit pension and postretirement plans:

	Pension			Postretirement
	Successor Company		Predecessor Company	Successor Company		Predecessor Company
	Year Ended December 28, 2014	Two Months Ended December 29, 2013	Ten Months Ended November 6, 2013	Year Ended December 28, 2014	Two Months Ended December 29, 2013	Ten Months Ended November 6, 2013
Weighted average discount rate	4.2%	5.0%	4.85%	3.8%	4.5%	4.3%
Rate of increase in future compensation levels	—	—	—	—	—	—
Expected return on assets	8.0%	8.0%	8.0%	—	—	—
Current year trend	—	—	—	7.3%	7.8%	7.8%
Ultimate year trend	—	—	—	4.8%	4.8%	4.8%
Year of ultimate trend	—	—	—	2025	2025	2025

The following assumptions were used to calculate the net periodic benefit cost for the Company’s defined benefit pension and postretirement plans:

	Pension				Postretirement
	Successor Company		Predecessor Company		Successor Company		Predecessor Company
	Year Ended December 28, 2014	Two Months Ended December 29, 2013	Ten Months Ended November 6, 2013	Year Ended December 30, 2012	Year Ended December 28, 2014	Two Months Ended December 29, 2013	Ten Months Ended November 6, 2013	Year Ended December 30, 2012
Weighted average discount rate	5.0%	5.0%	4.85%	5.1%	4.5%	4.3%	3.6%	4.4%
Rate of increase in future compensation levels	—	—	—	—	—	—	—	—
Expected return on assets	8.0%	8.0%	8.0%	7.75%	—	—	—	—
Current year trend	—	—	—	—	7.8%	7.8%	7.7%	8.1%
Ultimate year trend	—	—	—	—	4.8%	4.8%	4.8%	4.8%
Year of ultimate trend	—	—	—	—	2025	2025	2022	2022

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

	Postretirement
	2014	2013
Effect of 1% increase in health care cost trend rates
APBO	$7,132	$6,611
Dollar change	$585	$405
Percent change	8.9%	6.5%
Effect of 1% decrease in health care cost trend rates
APBO	$6,061	$5,863
Dollar change	$(486)	$(343)
Percent change	(7.4)%	(5.5)%

Fair Value of plan assets are measured on a recurring basis using quoted market prices in active markets for identical assets, Level 1 input. The pension plan’s assets by asset category are as follows:

	Successor Company				Predecessor Company
	Year Ended December 28, 2014		Two Months Ended December 29, 2013		Ten Months Ended November 6, 2013
	Dollar	Percent	Dollar	Percent	Dollar	Percent
Equity mutual funds	$14,829	69%	$14,738	73%	$14,676	74%
Fixed income mutual funds	4,854	23%	4,021	20%	4,074	20%
Cash and cash equivalents	1,037	5%	803	4%	645	3%
Other	584	3%	728	3%	586	3%

Total	$21,304	100%	$20,290	100%	$19,981	100%

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

The following benefit payments, which reflect expected future services, as appropriate, are expected to be paid as follows:

	Pension	Postretirement
2015	$1,551	$397
2016	1,569	398
2017	1,576	350
2018	1,584	356
2019	1,601	337
2020-2024	8,357	1,399

Employer contribution expected to be paid during the year ending December 27, 2015	$1,186	$397

The postretirement plans are not funded.

The aggregate amount of net actuarial loss related to the Company’s pension and postretirement plans recognized in other comprehensive (loss) income as of December 28, 2014 was $4,469 of which $94 is expected to be amortized in 2015.

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

The Company’s participation in these plans for the year ended December 28, 2014, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employee Identification Number (EIN) and the three-digit plan number. Unless otherwise noted, the two most recent Pension Protection Act (PPA) zone statuses available are for the plans for the years ended December 28, 2014 and December 29, 2013, respectively. The zone status is based on information that the company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded; plans in the orange zone are both a) less than 80% funded and b) have an accumulated/expected funding deficiency in any of the next six plan years, net of any amortization extensions; plans in the yellow zone meet either one of the criteria mentioned in the orange zone; and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.

The Company makes all required contributions to these plans as determined under the respective CBAs. For each of the plans listed below, the Company’s contribution represented less than 5% of total contributions to the plan.

		Zone		FIP/RP Status	Contributions
	EIN Number/	Status		Pending/	(in thousands)			Surcharge	Expiration
Pension Plan Name	Plan Number	2014	2013	Implemented	2014	2013	2012	Imposed	Dates of CBAs
CWA/ITU Negotiated Pension Plan	13-6212879/001	Red	Red	Implemented	$13	$12	$13	No	5/4/2017
GCIU—Employer Retirement Benefit Plan (1)(2)	91-6024903/001	Red	Red	Implemented	102	91	89	No	11/14/2016
The Newspaper Guild International Pension Plan (1)	52-1082662/001	Red	Red	Implemented	39	39	49	No	Under negotiation

Total					$154	$142	$151

(1)	This plan has elected to utilize special amortization provisions provided under the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010.
(2)	During the fiscal year 2012 the Company accrued $1,185 related to this plan due to the discontinuance of press operations at its Suburban Chicago location.

(17) Stock Compensation Plans

Omnibus Stock Incentive Plan

On October 5, 2006, the Predecessor adopted an equity incentive plan for its employees, the RSG Plan. The RSG Plan was terminated on November 26, 2013 as a result of the bankruptcy filing. For additional information on the RSG Plan, see Note 5 “Share-Based Compensation” to the consolidated financial statements.

Nonqualified Stock Option and Incentive Award Plan

On February 3, 2014, the Board of Directors of New Media adopted the Incentive Plan that authorized granting up to 15,000,000 shares. On the same date, the New Media Board adopted the Form Grant Agreement to govern the terms of awards of New Media Restricted Stock granted under the Incentive Plan to the Non-Officer Directors. On March 14, 2014, a grant of restricted shares totaling 15,870 shares was made to the Company’s Non-Officer Directors. For additional information on the Incentive Plan, see Note 5 “Share-Based Compensation” to the consolidated financial statements.

(18) Fair Value Measurement

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

The following table provides information for the Company’s major categories of financial assets and liabilities measured or disclosed at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements	Valuation Technique
As of December 29, 2013
Assets
Cash and cash equivalents	$31,811	$—	$—	$31,811	Income
Restricted cash	6,477	—	—	6,477	Income
As of December 28, 2014
Assets
Cash and cash equivalents	$123,709	$—	$—	$123,709	Income
Restricted cash	6,467	—	—	6,467	Income

The following tables reflect the activity of our derivative liabilities measured at fair value using models with observable market inputs (Level 2) for year ended December 28, 2014:

Derivative Liabilities
Balance as of December 29, 2013	$—
Total (gains) losses, net:
Included in earnings	(25)
Termination of derivative instrument	25

Balance as of December 28, 2014	$—

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).

During the quarter ended September 29, 2013, the Company consolidated the assets and liabilities of Local Media under the purchase method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded at their fair value. Property plant and equipment was valued using Level 2 inputs and mastheads and goodwill were valued using Level 3 inputs. Refer to Note 4 “Business Combinations” for discussion of the valuation techniques and significant inputs and assumptions utilized and the fair value recognized.

During the quarter ended September 29, 2013, certain intangible assets were written down to their implied fair value using Level 3 inputs. The valuation techniques and significant inputs and assumptions utilized to measure fair value are discussed in Note 8 “Goodwill and Intangible Assets”. The fair value of select advertiser relationships was $19,120, subscriber relationships $5,310, customer relationships $270, trade names was $270, and publication rights was $0 at September 29, 2013.

During the quarter ended December 29, 2013, the Company applied fresh start accounting which resulted in its assets and liabilities being recorded at their fair values utilizing Level 3 inputs as of November 6, 2013. The valuation techniques and significant inputs and assumptions utilized to measure fair value are discussed in Note 3 “Fresh Start Accounting”.

During the quarter ended March 30, 2014, the Company consolidated the assets and liabilities of another acquisition under the purchase method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded at their fair value. Property plant and equipment was valued using Level 2 inputs and mastheads and goodwill were valued using Level 3 inputs. Refer to Note 4 “Business Combinations” for discussion of the valuation techniques and significant inputs and assumptions utilized and the fair value recognized.

During the quarter ended September 28, 2014, the Company consolidated the assets and liabilities of The Providence Journal and other acquisitions under the purchase method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded at their fair value. Property plant and equipment was valued using Level 2 inputs and mastheads and goodwill were valued using Level 3 inputs. Refer to Note 4 “Business Combinations” for discussion of the valuation techniques and significant inputs and assumptions utilized and the fair value recognized.

During the quarter ended December 28, 2014, the Company consolidated the assets and liabilities of another acquisition under the purchase method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded at their fair value. Property plant and equipment was valued using Level 2 inputs and mastheads and goodwill were valued using Level 3 inputs. Refer to Note 4 “Business Combinations” for discussion of the valuation techniques and significant inputs and assumptions utilized and the fair value recognized.

Refer to Note 11 “Indebtedness” for the discussion on the fair value of the Company’s total long-term debt.

Refer to Note 16 “Pension and Postretirement Benefits” for the discussion on the fair value of the Company’s pension plan.

(19) Commitments and Contingencies

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

Restricted cash at December 28, 2014 and December 29, 2013, in the aggregate amount of $6,467 and $6,477, respectively, is used to collateralize standby letters of credit in the name of the Company’s insurers in accordance with certain insurance policies and as cash collateral for certain business operations.

(20) Related-Party Transactions

As of December 29, 2013, Newcastle (an affiliate of FIG LLC (“Fortress”)) beneficially owned approximately 84.6% of the our outstanding common stock. On February 13, 2014, Newcastle completed the spin-off of the Company. On February 14, 2014 New Media became a separate, publicly traded company trading on the NYSE under the ticker symbol “NEWM”. As a result of the spin-off, the fees included in the Management Agreement with our Manager became effective. As of December 28, 2014, Fortress and its affiliates owned approximately 1.8% of the Company’s outstanding stock and approximately 41.1% of the Company’s outstanding warrants.

In addition, the Company’s Chairman, Wesley Edens, is also the Co-Chairman of the board of directors of FIG LLC. The Company does not pay Mr. Edens a salary or any other form of compensation.

Our Chief Operating Officer owns an interest in a company from which we recorded revenue of $355 and $117 during the year ended December 28, 2014 and the year ended December 29, 2013, respectively, for commercial printing services which is included in commercial printing and other on the consolidated statement of operations and comprehensive income (loss).

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

We recognized $5,618 for management fees and $112 for incentive compensation within selling, general and administrative expense and $4,358 in management fees and $0 in incentive compensation was paid to Fortress during the year ended December 28, 2014. No management fees or incentive compensation was incurred during the year ended December 29, 2013.

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

The Local Media Management Agreement was terminated effective June 4, 2014.

Holdings I Management Agreement

On June 4, 2014, we entered into a management agreement with Holdings I (as amended and restated, the “Holdings I Management Agreement”). The Holdings I Management Agreement requires we manage the business affairs of Holdings I subject to the supervision of the Board of Directors of Holdings I.

The Holdings I Management Agreement has an initial three-year term and will be automatically renewed for one-year terms thereafter unless terminated by the Holdings I. We are (a) entitled to receive from the Holdings I a management fee and (b) eligible to receive incentive compensation that is based on the performance of Holdings I. In addition, Holdings I is obligated to reimburse certain expenses incurred by us. We are also entitled to receive a termination fee from Holdings I under certain circumstances. These fees eliminate in consolidation.

Registration Rights Agreement with Omega

We entered into a registration rights agreement with Omega Advisors, Inc. and its affiliates (collectively, “Omega”). Under the terms of the registration rights agreement, subject to customary exceptions and limitations, we will be required to use commercially reasonable efforts to file a registration statement (the “Registration Statement”) providing for the registration and sale by Omega of its New Media Common Stock acquired pursuant to the Plan (the “Registrable Securities”) as soon as reasonably practicable, but not prior to the earlier of (i) 120 days following the Effective Date and (ii) 14 days after the required financials are completed in the ordinary course of business. During the first 12 months following the Listing, subject to customary exceptions and limitations, Omega may request one demand right with respect to some or all of the Registrable Securities under the Registration Statement (the “Demand Registration”).

Once we are eligible to use Form S-3, we will be required to use commercially reasonable efforts to file a resale shelf registration statement providing for the registration and sale on a continuous or delayed basis by Omega of its Registrable Securities (the “Shelf Registration”), subject to customary exceptions and limitations. Omega is entitled to initiate up to three offerings or sales with respect to some or all of the Registrable Securities pursuant to the Shelf Registration.

Omega may only exercise its right to request the Demand Registration and any Shelf Registrations if the Registrable Securities eligible to be sold pursuant to such Registration Statement or Shelf Registration are at least 3% of the then-outstanding New Media Common Stock.

(21) Discontinued Operations

For the Successor Company for the year ended December 28, 2014, no material publications were discontinued.

In May 2013, the Predecessor Company disposed of a non wholly owned subsidiary in Chicago, Illinois. As a result, the asset, liability and noncontrolling interest carrying amounts of this subsidiary were derecognized. A loss of $1,146 was recognized in discontinued operations.

During the year ended December 30, 2012, the Predecessor Company sold 22 publications in Suburban Chicago, Illinois for an aggregate purchase price of approximately $2,800. As a result, an impairment loss of $1,922 is included in loss from discontinued operations on the consolidated statement of operations and comprehensive income (loss) for the period. Additionally, an impairment loss of $206 is included in loss from discontinued operations net of income taxes on the consolidated statement of operations and comprehensive income (loss) for the period related to previously discontinued operations. The financial position and results of operations of the publications in Suburban Chicago, Illinois are reflected as discontinued operations for all periods presented.

The net revenue for the Successor Company for the year ended December 28, 2014, the two months ended December 29, 2013, for the Predecessor Company for the ten months ended November 6, 2013 and for the year ended December 30, 2012 for the aforementioned discontinued operations were $0, $0, $394 and $8,722, respectively. Loss, net of income taxes of $0, for the Successor Company for the year ended December 28, 2014, the two months ended December 29, 2013, for the Predecessor Company for the ten months ended November 6, 2013 and for the year ended December 30, 2012 for the aforementioned discontinued operations was $0, $0, $1,034 and $2,340, respectively.

(22) Quarterly Results (unaudited)

	Successor	Successor	Successor	Successor
	Quarter Ended March 30	Quarter Ended June 29	Quarter Ended September 28	Quarter Ended December 28
Year Ended December 28, 2014
Revenues	$142,033	$158,433	$165,061	$186,796
Operating income (loss)	(3,072)	7,374	4,578	17,476
Income (loss) before income taxes	(7,277)	(5,750)	62	12,473
Net income (loss)	(6,691)	(3,269)	(4,708)	11,463
Basic income (loss) per share	$(0.22)	$(0.11)	$(0.15)	$0.31
Diluted income (loss) per share	$(0.22)	$(0.11)	$(0.15)	$0.30

	Predecessor	Predecessor	Predecessor	Predecessor	Successor
	Quarter Ended March 31	Quarter Ended June 30	Quarter Ended September 29	One Month Ended November 6	Two Months Ended December 29
Year Ended December 29, 2013
Revenues	$110,582	$119,597	$125,992	$57,119	$103,231
Operating income (loss)	(2,461)	2,283	(90,143)	6,965	9,495
Income (loss) before income taxes	(17,428)	(13,175)	(140,896)	959,542	7,697
Net income (loss)	(17,515)	(14,122)	(129,153)	948,204	7,206
Basic income (loss) per share	$(0.30)	$(0.24)	$(2.22)	$16.33	$0.24
Diluted income (loss) per share	$(0.30)	$(0.24)	$(2.22)	$16.33	$0.24

(23) Subsequent Events

Acquisitions

Halifax Media Group

On January 9, 2015, the Company completed its acquisition of substantially all of the assets from Halifax Media Group for an aggregate purchase price of $280,000, plus working capital. $17,000 of the purchase price is being held in an escrow account, to be available for application against indemnification and certain other obligations of the sellers arising during the first twelve months following the closing, with the remainder not so applied or subject to claims being delivered to the sellers after such twelve months. The acquisition includes twenty-four daily publications, thirteen weekly publications, and five shoppers serving areas of Alabama, Florida, Louisiana, Massachusetts, North Carolina, and South Carolina with a daily circulation of approximately 635 and 752 on Sunday. The acquisition was completed because of the attractive nature of the newspaper assets and cash flows as well as the cost saving opportunities available by clustering with the Company’s nearby newspapers.

In conjunction with the acquisition on January 9, 2015, the New Media Credit Agreement was amended to provide for additional term loans under the Incremental Facility in an aggregate principal amount of $102,000 (such term loans, the “2015 Incremental Term Loan”), additional revolving commitments under the Incremental Facility in an aggregate principal amount of $50,000 (such revolving commitments, the “Incremental Revolver”) and to make certain amendments to the Revolving Credit Facility in connection with the acquisition of the assets of Halifax Media Group. In addition, the New Media Borrower was required to pay an upfront fee of 1.00% of the aggregate amount of the 2015 Incremental Term Loan as of the effective date of the amendment. The remaining amount of the purchase price was funded by operating cash. On January 20, 2015, the Company repaid the outstanding loans under the Incremental Revolver and the Incremental Revolver commitments were terminated.

The Company will account for the acquisition under the purchase method of accounting. The net assets, including goodwill will be recorded in the consolidated balance sheet at their fair values in accordance with ASC 805. The purchase price allocations are preliminary based upon all information available to us at the present time and are subject to working capital and other adjustments. The values assigned to property, plant and equipment, intangible assets and goodwill are preliminary and subject to the completion of valuations to determine the fair market value of the tangible and intangible assets. The Company anticipates that changes will be made to the fair values of identifiable assets acquired and liabilities assumed, and those adjustments may be material.

The following table summarizes the preliminary fair values of Halifax Media Group assets and liabilities:

Current assets	$44,034
Property, plant and equipment	110,600
Advertiser relationships	52,000
Subscriber relationships	38,100
Customer relationships	9,900
Mastheads	30,900
Goodwill	52,248

Total assets	337,782
Current liabilities	39,782
Debt assumed	18,000

Total liabilities	57,782

Net assets	$280,000

The Company will obtain a preliminary third party independent valuation to assist in the determination of the fair values of certain assets acquired and liabilities assumed. The property, plant and equipment valuation will include an analysis of recent comparable sales and offerings of land parcels in each of the subject’s markets. The estimated fair value is supported by the consideration to be paid and was determined using standard generally accepted appraisal practices and valuation procedures. The valuation firm will use three basic approaches to value: the cost approach (used for equipment where an active secondary market is not available and building improvements), the direct sales comparison (market) approach (used for land and equipment where an active secondary market is available) and the income approach (used for intangible assets). The approaches used are based on the cost to reproduce assets, market exchanges for comparable assets and the capitalization of income. Useful lives are expected to range from 2 to 10 years for personal property and 11 to 39 years for real property.

The valuation will utilize a relief from royalty method, an income approach, to determine the fair value of mastheads. Key assumptions utilized in this valuation will include revenue projections, a royalty rate of 2.0%, long-term growth rate of 0.0%, tax rate of 39.2% and discount rate of 17.0%. The Company will value the following intangible assets using the income approach, specifically the excess earnings method: subscriber relationships, advertiser relationships and customer relationships. In determining the fair value of these intangible assets, the excess earnings approach will value the intangible asset at the present value of the incremental after-tax cash flows attributable only to the asset after deducting contributory asset charges. The incremental after-tax cash flows attributable to the subject intangible asset will be discounted to their present value. A static pool approach using historical attrition rates will be used to estimate attrition rates of 5.0% to 10.0% for advertiser relationships, subscriber relationships and customer relationships. The long-term growth rate is estimated to be 0.0% and the discount rate is estimated at 17.5%. Amortizable lives are expected to range from 14 to 17 years for subscriber relationships, advertiser relationships and customer relationships, while mastheads will be considered a non-amortizable intangible asset.

Pro-Forma Results

The unaudited pro forma condensed consolidated statement of operations information for 2014 and 2013, set forth below, presents the results of operations as if the consolidation of the newspapers from Local Media, The Providence Journal, and Halifax Media Group had occurred on December 31, 2012. The results of operations of the Other Acquisitions are not material to the Company’s 2014 or 2013 results and have been excluded from the pro-forma results. These amounts are not necessarily indicative of future results or actual results that would have been achieved had the acquisitions occurred as of the beginning of such period.

	Successor Company		Predecessor Company
	Year ended December 28, 2014	Two Months ended December 29, 2013	Ten months ended November 6, 2013
Revenues	$1,057,847	$174,750	$863,693
Income (loss) from continuing operations	$10,020	$10,932	$773,686
Income (loss) from continuing operations per common share:
Basic	$0.31	$0.36	$13.32
Diluted	$0.31	$0.36	$13.32

Stephens Media, LLC

On February 19, 2015, the Company reached an agreement to purchase substantially all of the assets of Stephens Media, LLC (“Stephens Media”) for $102,500 in cash, plus working capital. The Company intends to fund the acquisition with cash on the balance sheet and available capacity under the New Media Credit Agreement. Stephens Media is a leading newspaper publisher operating eight daily newspapers, over 65 weekly and niche publications, and more than 50 websites serving communities throughout the United States. The assets have a combined average daily circulation of approximately 221 and 244 on Sunday. The Company anticipates the deal will close in the first quarter of 2015 subject to customary closing conditions; however, there can be no assurance as to the timing or the occurrence of the closing.

Equity

On January 20, 2015, we completed the sale of 7,000,000 shares of our common stock, including the 104,400 shares of our common stock sold to certain of our officers and directors and an officer of the Manager. The gross proceeds of the sale were approximately $152,000, before deducting underwriting discounts and commissions and offering expenses. All of the shares were offered by us and were issued pursuant to an effective registration statement filed with the Securities and Exchange Commission. In connection with this offering, we issued to an affiliate of our Manager 700,000 options to purchase shares of our common stock.

On February 24, 2015, the Company’s Board of Directors granted 196,164 shares of restricted stock to employees under the Incentive Plan.

Dividends

On February 26, 2015, the Company announced a fourth quarter 2014 cash dividend of $0.30 per share of New Media Common Stock. The dividend will be paid on March 19, 2015, to shareholders of record as of the close of business on March 11, 2015.

Amendments to New Media Credit Agreement

On February 13, 2015, the New Media Credit Agreement was amended to, amongst other things, replace the outstanding Term Loans, 2014 Incremental Term Loans and 2015 Incremental Term Loan with a new class of replacement term loans (the “Replacement Term Loans”) which are subject to a 1.00% prepayment premium for any prepayments made in connection with certain repricing transactions with respect to the Replacement Term Loans effected within six months of the date of the amendment.

Management Agreement

On March 6, 2015, the Company’s Independent Directors on the Board approved an amendment to the Management Agreement. The amended Management Agreement is included as exhibit 10.39 in this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 28, 2014, our disclosure controls and procedures were effective.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed under the supervision of our Chief Executive Officer and our Chief Financial Officer and with the participation of management in order to provide reasonable assurance regarding the reliability of our financial reporting and our preparation of financial statements for external purposes in accordance with GAAP.

All internal control systems, no matter how well designed and tested, have inherent limitations, including, among other things, the possibility of human error, circumvention or disregard. Therefore, even those systems of internal control that have been determined to be effective can provide only reasonable assurance that the objectives of the control system are met and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of our Chief Executive Officer and our Chief Financial Officer and with the participation of management, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on an assessment of such criteria, management concluded that, as of December 28, 2014, we maintained effective internal control over financial reporting.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting as one is not required pursuant to the provisions of the Dodd–Frank Wall Street Reform and Consumer Protection Act.

Item 9B.	Other Information

On March 6, 2015, the Company’s Independent Directors on the Board approved an amendment to the Management Agreement. The amended Management Agreement is included as exhibit 10.39 in this Annual Report on Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this Item 10 is incorporated into this report by reference to our proxy statement to be issued in connection with our 2015 Annual Meeting of Stockholders under the headings “Election of Directors,” “Executive Officers,” “Corporate Governance Principles and Board Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which proxy statement will be filed within 120 days after the year ended December 28, 2014.

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. Our Code of Business Conduct and Ethics also applies to all of our other employees and, as set forth therein, to our directors. Our Code of Business Conduct and Ethics is posted on our website at www.gatehousemedia.com under Investors/Governance Documents. We intend to satisfy any disclosure requirements pursuant to Item 5.05 of Form 8-K regarding any amendment to, or a waiver from, certain provisions of our Code of Business Conduct and Ethics by posting such information on our website under Investors/Governance Documents.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated into this report by reference to our proxy statement to be issued in connection with our 2015 Annual Meeting of Stockholders, under the headings “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Compensation of Executive Officers,” which proxy statement will be filed within 120 days after the year ended December 28, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by this Item 12 is incorporated into this report by reference to our proxy statement to be issued in connection with our 2015 Annual Meeting of Stockholders, under the heading “Common Stock Ownership of Certain Beneficial Owners and Management,” which proxy statement will be filed within 120 days after the year ended December 28, 2014.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 28, 2014

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	15,730,779
Equity compensation plans not approved by security holders	—	—	—

Totals	—		15,730,779

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated into this report by reference to our proxy statement to be issued in connection with our 2015 Annual Meeting of Stockholders, under the headings “Related Person Transactions” and “Corporate Governance Principles” and “Board Matters,” which proxy statement will be filed within 120 days after the year ended December 28, 2014.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated into this report by reference to our proxy statement to be issued in connection with our 2015 Annual Meeting of Stockholders, under the heading “Matters Relating to the Independent Registered Public Accounting Firm,” which proxy statement will be filed within 120 days after the year ended December 28, 2014.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

(1)	Financial Statements

The financial statements required by this Item 15 are set forth in Part II, Item 8 of this report.

(2)	Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts.

New Media Investment Group Inc.

Valuation and Qualifying Accounts

(In Thousands)

Description	Balance at Beginning of Period	Charges to Earnings		Charges to Other Accounts		Deductions		Balance at End of Period
Allowance for doubtful accounts
Year ended December 28, 2014	$349	$3,232		$—		$(119	)(1)	$3,462
Two months ended December 29, 2013	$—	$349		$—		$—		$349
Ten months ended November 6, 2013	$2,456	$1,635		$—		$(186	)(1)	$3,905
Year ended December 30, 2012	$2,976	$2,304		$—		$(2,824	)(1)	$2,456
Deferred tax valuation allowance
Year ended December 28, 2014	$164,769	$(26,762	)(2)	$1,928	(5)	$—		$139,935
Two months ended December 29, 2013	$166,911	$(2,142)		$—		$—		$164,769
Ten months ended November 6, 2013	$444,590	$(59,839)		$(20,412	)(3)	$(197,428	)(4)	$166,911
Year ended December 30, 2012	$432,954	$11,795		$(159	)(3)	$—		$444,590

(1)	Amounts are primarily related to the write off of fully reserved accounts receivable.
(2)	Amount is primarily attributable to finalization of tax attribute reduction adjustments from the cancellation of indebtedness.
(3)	Amount is primarily related to the tax effects of the change in derivative value and is recorded in accumulated other comprehensive income (loss).
(4)	Amount primarily relates to the reduction of tax attributes related to the cancellation of indebtedness and other fresh start adjustments.
(5)	Amount relates to a valuation allowance for a pension actuarial loss recorded in accumulated other comprehensive income (loss).

All other schedules are omitted because the conditions requiring their filing do not exist, or because the required information is provided in the consolidated financial statements, including the notes thereto.

(b) Exhibits. The following Exhibits are filed as a part of this report:

Exhibit No.	Description

2.1	Share Purchase Agreement, dated as of January 28, 2007, by and among SureWest Communications, as Seller, SureWest Directories and GateHouse Media, Inc., as Purchaser (incorporated herein by reference to Exhibit 2.1 to GateHouse Media, Inc.’s Current Report on Form 8-K, filed March 1, 2007).

2.2	Amended and Restated Asset Purchase Agreement, dated April 12, 2007, by and among Gannett Satellite Information Network, Inc., Gannett River States Publishing Corporation, Pacific and Southern Company, Inc., Federated Publications, Inc., Media West—GSI, Inc., Media West—GRS, Inc., as Sellers, and GateHouse Media Illinois Holdings, Inc., as Buyer, and GateHouse Media, Inc., as Buyer guarantor (incorporated herein by reference to Exhibit 2.1 to GateHouse Media, Inc’s Current Report on Form 8-K, filed May 8, 2007).

2.3	Asset Purchase Agreement, dated April 12, 2007, by and among Gannett Satellite Information Network, Inc., Media West—GSI, Inc., as Sellers, GateHouse Media Illinois Holdings, Inc., as Buyer, and GateHouse Media, Inc., as Buyer guarantor (incorporated herein by reference to Exhibit 2.2 to GateHouse Media, Inc’s Current Report on Form 8-K, filed May 8, 2007).

2.4	Stock Purchase Agreement dated as of June 28, 2013 by and among Dow Jones Ventures VII, Inc., Dow Jones Local Media Group, Inc., Newcastle Investment Corp. and Dow Jones & Company, Inc. (incorporated herein by reference to Exhibit 2.7 to New Media Investment Group Inc.’s Registration Statement on Form 10/A (File No. 001-36097), filed November 8, 2013).

2.5	Debtors’ Joint Prepackaged Chapter 11 Plan (incorporated herein by reference to Exhibit 2.8 to New Media Investment Group Inc.’s Registration Statement on Form 10/A (File No. 001-36097), filed November 8, 2013).

2.6	Debtors’ Findings of Fact and Conclusions of Law and Order Approving Debtors’ Disclosure Statement For, and Confirming, Debtors’ Joint Prepackaged Chapter 11 Plan (incorporated herein by reference to Exhibit 2.9 to New Media Investment Group Inc.’s Registration Statement on Form 10/A (File No. 001-36097), filed November 8, 2013).

2.7	Asset Purchase Agreement, dated as of July 22, 2014, among The Providence Journal Company, as Seller, and LMG Rhode Island Holdings, Inc., as Buyer (incorporated herein by reference to Exhibit 2.1 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed September 3, 2014).

2.8	Asset Purchase Agreement dated as of November 20, 2014, by and among Cummings Acquisition, Inc. and the sellers party thereto (incorporated by reference to Exhibit 10.1 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed November 28, 2014).

2.9	Amendment to the Asset Purchase Agreement, dated as of January 9, 2015, by and among Cummings Acquisition, Inc. and the sellers party thereto (incorporated herein by reference to Exhibit 2.2 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed January 12, 2015).

2.10	Asset Purchase Agreement dated as of February 19, 2015, by and among DB Acquisition, Inc. and the sellers party thereto (incorporated by reference to Exhibit 2.1 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed February 23, 2015).

3.1	Amended and Restated Certificate of Incorporation of New Media Investment Group Inc. (incorporated herein by reference to Exhibit 3.1 to New Media Investment Group Inc.’s Registration Statement on Form S-1/A (Registration No. 333-192736), filed January 15, 2014).

3.2	Amended and Restated Bylaws of New Media Investment Group Inc. (incorporated herein by reference to Exhibit 3.2 to New Media Investment Group Inc.’s Registration Statement on Form S-1/A (Registration No. 333-192736), filed January 15, 2014).

Exhibit No.	Description

4.1	Form of Registration Rights Agreement between New Media Investment Group Inc. and Omega Advisors, Inc. (incorporated herein by reference to Exhibit 4.5 to New Media Investment Group Inc.’s Registration Statement on Form 10/A (File No. 001-36097), filed November 8, 2013).

4.2	Global Warrant Certificate of New Media Investment Group Inc. (included in Exhibit 10.15).

4.3	Global Warrant Certificate of New Media Investment Group Inc. (amended) (included in Exhibit 10.23).

*10.1	Liberty Group Publishing, Inc. Publisher’s Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.2 to GateHouse Media, Inc’s Registration Statement on Form S-1 (Registration No. 333-135944), filed July 21, 2006).

*10.2	Liberty Group Publishing, Inc. Executive Benefit Plan (incorporated herein by reference to Exhibit 10.3 to GateHouse Media, Inc’s Registration Statement on Form S-1 (Registration No. 333-135944), filed July 21, 2006).

*10.3	Liberty Group Publishing, Inc. Executive Deferral Plan (incorporated herein by reference to Exhibit 10.4 to GateHouse Media, Inc’s Registration Statement on Form S-1 (Registration No. 333-135944), filed July 21, 2006).

10.4	Form of Indemnification Agreement to be entered into by New Media Investment Group Inc. with each of its executive officers and directors (incorporated herein by reference to Exhibit 10.11 to New Media Investment Group Inc.’s Registration Statement on Form 10/A (File No. 001-36097), filed November 8, 2013).

10.5	License Agreement, dated as of February 28, 2007, by and between SureWest Communications and GateHouse Media, Inc. (incorporated herein by reference to Exhibit 10.1 to GateHouse Media, Inc.’s Current Report on Form 8-K (Items 1.01, 2.01, and 9.01), filed March 1, 2007).

10.6	Amended and Restated Credit Agreement, dated as of February 27, 2007, among GateHouse Media Holdco, Inc., as Holdco, GateHouse Media Operating, Inc., as the Company, GateHouse Media Massachusetts I, Inc., GateHouse Media Massachusetts II, Inc., and ENHE Acquisition, LLC, as Subsidiary Borrowers, the Domestic Subsidiaries of Holdco from time to time Parties thereto, as Guarantors, the Lenders Parties thereto, Goldman Sachs Credit Partners L.P., as Syndication Agent, Morgan Stanley Senior Funding, Inc., and BMO Capital Markets Financing, Inc., as co-documentation Agents and Cortland Products Corp., as successor to Wells Fargo Bank, as Administrative Agent, Wachovia Capital Markets, LLC, as Goldman Sachs Credit Partners, L.P., General Electric Capital Corporation and Morgan Stanley Senior Funding, Inc., as Joint Lead Arrangers and Joint Book Runners (incorporated herein by reference to Exhibit 10.1 to GateHouse Media, Inc.’s Current Report on Form 8-K (Items 1.01, 2.03, and 9.01), filed March 1, 2007).

10.7	Amended and Restated Security Agreement, dated as of February 28, 2007, among GateHouse Media Holdco, Inc., as Holdco, GateHouse Media Operating, Inc., as the Company, GateHouse Media Massachusetts I, Inc., GateHouse Media Massachusetts II, Inc., and ENHE Acquisition, LLC, as Subsidiary Borrowers, the Domestic Subsidiaries of Holdco from time to time Parties thereto, as Guarantors, and Wells Fargo Bank, as Administrative Agent, Wachovia Capital Markets, LLC, as Goldman Sachs Credit Partners, L.P., General Electric Capital Corporation and Morgan Stanley Senior Funding, Inc., as Joint Lead Arrangers and Joint Book Runners (incorporated herein by reference to Exhibit 10.2 to GateHouse Media, Inc.’s Current Report on Form 8-K (Items 1.01, 2.03, and 9.01), filed March 1, 2007).

Exhibit No.	Description

10.8	Amended and Restated Pledge Agreement, dated as of February 28, 2007, among GateHouse Media Holdco, Inc., as Holdco, GateHouse Media Operating, Inc., as the Company, GateHouse Media Massachusetts I, Inc., GateHouse Media Massachusetts II, Inc., and ENHE Acquisition, LLC, as Subsidiary Borrowers, the Domestic Subsidiaries of Holdco from time to time Parties thereto, as Guarantors, and Wells Fargo Bank, as Administrative Agent, for the several banks and other financial institutions as may from time to time becomes parties to such Credit Agreement (incorporated herein by reference to Exhibit 10.3 to GateHouse Media, Inc.’s Current Report on Form 8-K (Items 1.01, 2.03, and 9.01), filed March 1, 2007).

10.9	First Amendment to Amended and Restated Credit Agreement, dated as of May 7, 2007, by and among GateHouse Media Holdco, Inc., as Holdco, GateHouse Media Operating, Inc., as the Company, GateHouse Media Massachusetts I, Inc., GateHouse Media Massachusetts II, Inc. and ENHE Acquisition, LLC, as Subsidiary Borrowers, the Domestic Subsidiaries of Holdco from time to time Parties thereto, as Guarantors, the Lenders Parties thereto, and Wells Fargo Bank, as Administrative Agent (incorporated herein by reference to Exhibit 99.1 to GateHouse Media, Inc.’s Current Report on Form 8-K, filed May 11, 2007).

10.10	Second Amendment to Amended and Restated Credit Agreement, dated as of February 3, 2009, by and among GateHouse Media Holdco, Inc., as Holdco, GateHouse Media Operating, Inc., as the Company, GateHouse Media Massachusetts I, Inc., GateHouse Media Massachusetts II, Inc. and ENHE Acquisition, LLC, as Subsidiary Borrowers, the Domestic Subsidiaries of Holdco from time to time Parties thereto, as Guarantors, the Lenders Parties thereto, and Wells Fargo Bank, as Administrative Agent (incorporated herein by reference to Exhibit 99.1 to GateHouse Media, Inc.’s Current Report on Form 8-K, filed February 5, 2009).

*10.11	Employment Agreement dated as of January 9, 2009, by and among GateHouse Media, Inc., GateHouse Media Operating Inc., and Kirk Davis (incorporated herein by reference to Exhibit 10.1 to GateHouse Media, Inc.’s Current Report on Form 8-K, filed January 9, 2009).

*10.12	Form of amendment to Employment Agreement for Kirk Davis (incorporated herein by reference to Exhibit 10.23 to GateHouse Media, Inc.’s Annual Report on Form 10-K, filed March 8, 2012).

10.13	Agency Succession and Amendment Agreement, dated as of March 30, 2011 by and among GateHouse Media Holdco, Inc., GateHouse Media Operating, Inc., GateHouse Media Massachusetts I, Inc., GateHouse Media Massachusetts II, Inc., ENHE Acquisition, LLC, each of those domestic subsidiaries of Holdco identified as a “Guarantor” on the signature pages of the Credit Agreement, Wells Fargo Bank, N.A., successor-by-merger to Wachovia Bank, National Association, as the resigning Administrative Agent, and the Successor Agent (incorporated herein by reference to Exhibit 99.1 to GateHouse Media, Inc.’s Current Report on Form 8-K, filed April 7, 2011).

10.14	Credit Amendment, dated as of September 3, 2013, by and among GateHouse Media Holdco, Inc. (“Holdco”), GateHouse Media Operating, Inc., GateHouse Media Massachusetts I, Inc., GateHouse Media Massachusetts II, Inc. and ENHE Acquisition, LLC, those subsidiaries of Holdco party hereto as Guarantors and the Required Lenders party hereto (incorporated herein by reference to Exhibit 4.3 to GateHouse Media, Inc’s Current Report on Form 8-K, filed September 11, 2013).

10.15	Warrant Agreement dated as of November 26, 2013 between New Media Investment Group Inc. and American Stock Transfer & Trust Company, LLC (incorporated herein by reference to Exhibit 10.27 to New Media Investment Group Inc.’s Registration Statement on Form S-1 (Registration No. 333-192736), filed December 10, 2013).

10.16	Form of Management Agreement between New Media Investment Group Inc. and FIG LLC (incorporated herein by reference to Exhibit 10.28 to New Media Investment Group Inc.’s Registration Statement on Form 10 (File No. 001-36097), filed September 27, 2013).

Exhibit No.	Description

10.17	Contribution Agreement dated November 26, 2013 between Newcastle Investment Corp. and New Media Investment Group Inc. (incorporated herein by reference to Exhibit 10.29 to New Media Investment Group Inc.’s Registration Statement on Form S-1 (Registration No. 333-192736), filed December 10, 2013).

10.18	Form of Cooperation Agreement between Newcastle Investment Corp. and New Media Investment Group Inc. (incorporated herein by reference to Exhibit 10.30 to New Media Investment Group Inc.’s Registration Statement on Form 10/A (File No. 001-36097), filed November 8, 2013).

10.19	Form of Assignment Agreement between Newcastle Investment Corp. and New Media Investment Group Inc. (incorporated herein by reference to Exhibit 10.31 to New Media Investment Group Inc.’s Registration Statement on Form 10/A (File No. 001-36097), filed November 8, 2013).

10.20	Revolving Credit, Term Loan and Security Agreement, dated as of November 26, 2013 by and among GateHouse Media, Inc., GateHouse Media Intermediate Holdco, Inc., certain wholly-owned subsidiaries of GateHouse Media Intermediate Holdco, Inc., PNC Bank, National Association, as the administrative agent, Crystal Financial LLC, as term loan B agent, and each of the lenders party thereto (incorporated herein by reference to Exhibit 10.33 to New Media Investment Group Inc.’s Registration Statement on Form S-1 (Registration No. 333-192736), filed December 10, 2013).

10.21	Term Loan and Security Agreement dated November 26, 2013 by and among GateHouse Media, Inc., GateHouse Media Intermediate Holdco Inc., certain wholly-owned subsidiaries of GateHouse Media Intermediate Holdco, Inc., Mutual Quest Fund and each of the lenders party thereto (incorporated herein by reference to Exhibit 10.34 to New Media Investment Group Inc.’s Registration Statement on Form S-1 (Registration No. 333-192736), filed December 10, 2013).

*10.22	New Media Investment Group Inc. Nonqualified Stock Option and Incentive Award Plan (incorporated herein by reference to Exhibit 10.1 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed February 7, 2014).

10.23	Amended and Restated Warrant Agreement dated January 15, 2014 between New Media Investment Group Inc. and American Stock & Transfer Company, LLC (incorporated herein by reference to Exhibit 10.37 to New Media Investment Group Inc.’s Registration Statement on Form S-1/A (Registration No. 333-192736), filed January 28, 2014).

*10.24	Form of New Media Investment Group Inc. Non-Officer Director Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.2 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed February 7, 2014).

10.25	Amended and Restated Management Agreement, dated as of February 14, 2014, between New Media Investment Group Inc. and FIG LLC (incorporated by reference to Exhibit 10.37 of New Media Investment Group Inc.’s Annual Report on Form 10-K, filed March 19, 2014).

*10.26	Form of Nonqualified Stock Option Agreement between New Media Investment Group Inc. and Fortress Operating Entity I LP (incorporated by reference to Exhibit 10.37 of New Media Investment Group Inc.’s Annual Report on Form 10-K, filed March 19, 2014)

*10.27	Form of Tandem Award Agreement between New Media Investment Group Inc. and FIG LLC (incorporated by reference to Exhibit 10.37 of New Media Investment Group Inc.’s Annual Report on Form 10-K, filed March 19, 2014)

Exhibit No.	Description

10.28	Credit Agreement, dated as of June 4, 2014 among New Media Holdings I LLC, New Media Holdings II LLC, the several banks and other financial institutions or entities from time to time parties to this Agreement, as the Lenders, RBS Citizens, N.A. and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners, Credit Suisse AG, Cayman Islands Branch, as Syndication Agent, and Citizens Bank of Pennsylvania, together with any successor appointed in accordance with Section 8.9 of the Credit Agreement, as Administrative Agent (incorporated by reference to Exhibit 10.40 to New Media Investment Group Inc.’s Quarterly Report on Form 10-Q for the period ended June 29, 2014, filed July 31, 2014).

10.29	Pledge Agreement, dated as of June 4, 2014 among New Media Holdings II LLC, New Media Holdings I LLC, each of the subsidiary guarantors from time to time party thereto and Citizens Bank of Pennsylvania, in its capacity as Administrative Agent (incorporated by reference to Exhibit 10.41 to New Media Investment Group Inc.’s Quarterly Report on Form 10-Q for the period ended June 29, 2014, filed July 31, 2014).

10.30	Guarantee Agreement, dated as of June 4, 2014 made by New Media Holdings I LLC, each of the other guarantors party thereto in favor of Citizens Bank of Pennsylvania, as Administrative Agent (incorporated by reference to Exhibit 10.42 to New Media Investment Group Inc.’s Quarterly Report on Form 10-Q for the period ended June 29, 2014, filed July 31, 2014).

10.31	Security Agreement, dated as of June 4, 2014 among New Media Holdings I LLC, New Media Holdings II LLC, each of the subsidiary guarantors from time to time party thereto and Citizens Bank of Pennsylvania, in its capacity as Administrative Agent (incorporated by reference to Exhibit 10.43 to New Media Investment Group Inc.’s Quarterly Report on Form 10-Q for the period ended June 29, 2014, filed July 31, 2014).

10.32	Amendment to Credit Agreement, dated as of July 17, 2014 between Citizens Bank of Pennsylvania, New Media Holdings II LLC and New Media Holdings I LLC (incorporated by reference to Exhibit 10.44 to New Media Investment Group Inc.’s Quarterly Report on Form 10-Q for the period ended June 29, 2014, filed July 31, 2014).

10.33	First Amendment to Credit Agreement, dated as of September 3, 2014, among New Media Holdings I LLC, New Media Holdings II LLC, the loan parties party thereto, the several banks and other financial institutions or entities party thereto as incremental term lenders, and Citizens Bank of Pennsylvania, as administrative agent (incorporated by reference to Exhibit 10.1 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed September 3, 2014).

10.34	Second Amendment to Credit Agreement, dated as of November 20, 2014, among New Media Holdings I LLC, New Media Holdings II LLC, the loan parties party thereto, the lenders party thereto, and Citizens Bank of Pennsylvania, as administrative agent (incorporated by reference to Exhibit 10.1 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed November 28, 2014).

10.35	Parent Guaranty, dated as of November 20, 2014, among New Media Investment Group Inc., New Media Holdings I LLC and the sellers party thereto (incorporated by reference to Exhibit 10.1 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed November 28, 2014).

10.36	Third Amendment to Credit Agreement, dated as of January 9, 2015, among New Media Holdings I LLC, New Media Holdings II LLC, the loan parties party thereto, the several banks and other financial institutions or entities party thereto as incremental term lenders, the revolving credit lenders and Citizens Bank of Pennsylvania, as administrative agent (incorporated herein by reference to Exhibit 10.1 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed January 12, 2015).

Exhibit No.	Description

10.37	Fourth Amendment to Credit Agreement, dated as of February 13, 2015, among New Media Holdings I LLC, New Media Holdings II LLC, the loan parties party thereto, the term loan lenders, the other lenders party thereto and Citizens Bank of Pennsylvania, as administrative agent (incorporated by reference to Exhibit 10.1 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed February 20, 2015).

10.38	Parent Guaranty, dated as of February 19, 2015, among New Media Investment Group Inc., New Media Holdings I LLC and the sellers party thereto (incorporated by reference to Exhibit 10.1 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed February 23, 2015).

**10.39	Amended and Restated Management and Advisory Agreement, dated March 6, 2015, between New Media Investment Group Inc. and FIG LLC. (included herewith).

21	Subsidiaries of New Media Investment Group Inc. (included herewith).

31.1	Rule 13a-14(a)/15d-14(d) Certification of Principal Executive Officer under the Securities Exchange Act of 1934 (included herewith).

31.2	Rule 13a-14(a)/15d-14(d) Certification of Principal Financial Officer under the Securities Exchange Act of 1934 (included herewith).

32.1	Section 1350 Certification (included herewith).

32.2	Section 1350 Certification (included herewith).

** 101.INS	XBRL Instance Document

** 101.SCH	XBRL Taxonomy Extension Schema

** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

** 101.DEF	XBRL Taxonomy Extension Definition Linkbase

** 101.LAB	XBRL Taxonomy Extension Label Linkbase

** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Asterisks identify management contracts and compensatory plans or arrangements.
**	Furnished electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW MEDIA INVESTMENT GROUP INC.

By:	/s/ MICHAEL E. REED
Michael E. Reed Chief Executive Officer

March 6, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WESLEY R. EDENS	Chairman of the Board	March 6, 2015
Wesley R. Edens

/s/ MICHAEL E. REED	Chief Executive Officer and Director	March 6, 2015
Michael E. Reed	(Principal Executive Officer)

/s/ GREGORY W. FREIBERG	Chief Financial Officer and Chief Accounting Officer	March 6, 2015
Gregory W. Freiberg	(Principal Financial and Accounting Officer)

/s/ KEVIN M. SHEEHAN	Director	March 6, 2015
Kevin M. Sheehan

/s/ THEODORE P. JANULIS	Director	March 6, 2015
Theodore P. Janulis

/s/ LAURENCE TARICA	Director	March 6, 2015
Laurence Tarica