Form 10-Q
period 2015-03-29
New Media Investment Group Inc.
filed 2015-04-30
CIK 1579684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2015

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

As of April 28, 2015, 44,672,399 shares of the registrant’s common stock were outstanding.

Item 1. Financial Statements

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 29, 2015	December 28, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,929	$123,709
Restricted cash	6,467	6,467
Accounts receivable, net of allowance for doubtful accounts of $4,248 and $3,462 at March 29, 2015 and December 28, 2014, respectively	117,087	80,151
Inventory	16,076	9,824
Prepaid expenses	14,725	9,129
Deferred income taxes	4,289	4,269
Other current assets	11,740	10,632

Total current assets	197,313	244,181
Property, plant, and equipment, net of accumulated depreciation of $51,998 and $40,172 at March 29, 2015 and December 28, 2014, respectively	423,852	283,786
Goodwill	175,290	134,042
Intangible assets, net of accumulated amortization of $11,507 and $7,709 at March 29, 2015 and December 28, 2014, respectively	346,837	156,742
Deferred financing costs, net	3,451	3,252
Other assets	3,242	3,092

Total assets	$1,149,985	$825,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term liabilities	$642	$650
Current portion of long-term debt	3,270	2,250
Accounts payable	13,204	9,306
Accrued expenses	69,565	47,061
Deferred revenue	62,463	35,806

Total current liabilities	149,144	95,073
Long-term liabilities:
Long-term debt	359,463	219,802
Long-term liabilities, less current portion	6,364	5,609
Deferred income taxes	6,784	7,090
Pension and other postretirement benefit obligations	13,050	13,394

Total liabilities	534,805	340,968

Stockholders’ equity:
Common stock, $0.01 par value, 2,000,000,000 shares authorized at March 29, 2015 and December 28, 2014; 44,672,399 and 37,466,495 issued and outstanding at March 29, 2015 and December 28, 2014, respectively	445	375
Additional paid-in capital	621,246	484,220
Accumulated other comprehensive loss	(4,446)	(4,469)
(Accumulated deficit) retained earnings	(2,065)	4,001

Total stockholders’ equity	615,180	484,127

Total liabilities and stockholders’ equity	$1,149,985	$825,095

See accompanying notes to unaudited condensed consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Three months ended March 29, 2015	Three months ended March 30, 2014
Revenues:
Advertising	$143,795	$82,623
Circulation	81,054	44,368
Commercial printing and other	25,768	15,042

Total revenues	250,617	142,033
Operating costs and expenses:
Operating costs	140,712	84,855
Selling, general, and administrative	89,130	50,016
Depreciation and amortization	15,702	9,810
Integration and reorganization costs	1,927	425
Loss (gain) on sale of assets	545	(1)

Operating income (loss)	2,601	(3,072)
Interest expense	6,775	3,806
Amortization of deferred financing costs	2,217	425
Other expense (income)	1	(26)

Loss from continuing operations before income taxes	(6,392)	(7,277)
Income tax benefit	(326)	(586)

Net loss	$(6,066)	$(6,691)

Loss per share:
Basic and diluted:
Loss from continuing operations	$(0.14)	$(0.22)
Net loss	$(0.14)	$(0.22)
Dividends declared per share	$0.30	$—
Basic weighted average shares outstanding	42,759,675	30,000,000
Diluted weighted average shares outstanding	42,759,675	30,000,000
Comprehensive loss	$(6,043)	$(6,691)

See accompanying notes to unaudited condensed consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(In thousands, except share data)

	Common stock		Additional	Accumulated other comprehensive	(Accumulated deficit) retained
	Shares	Amount	paid-in capital	income	earnings	Total
Balance at December 29, 2014	37,466,495	$375	$484,220	$(4,469)	$4,001	$484,127
Net loss	—	—	—	—	(6,066)	(6,066)
Net actuarial loss and prior service cost, net of income taxes of $0	—	—	—	23	—	23
Restricted share grants	205,904	—	225	—	—	225
Non-cash compensation expense	—	—	141	—	—	141
Issuance of common stock, net of underwriter’s discount	7,000,000	70	150,059	—	—	150,129
Common stock cash dividend	—	—	(13,399)	—	—	(13,399)

Balance at March 29, 2015	44,672,399	$445	$621,246	$(4,446)	$(2,065)	$615,180

See accompanying notes to unaudited condensed consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three months ended March 29, 2015	Three months ended March 30, 2014
Cash flows from operating activities:
Net loss	$(6,066)	$(6,691)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,702	9,810
Amortization of deferred financing costs	159	425
Gain on derivative instruments	—	(25)
Non-cash compensation expense	141	3
Non-cash interest expense	559	40
Deferred income taxes	(326)	—
Loss (gain) on sale of assets	545	(1)
Pension and other postretirement benefit obligations	(329)	(313)
Changes in assets and liabilities:
Accounts receivable, net	10,584	10,554
Inventory	263	(354)
Prepaid expenses	(1,276)	(231)
Other assets	(534)	(764)
Accounts payable	(8,996)	(2,437)
Accrued expenses	14,048	(9,326)
Deferred revenue	(83)	713
Other long-term liabilities	664	107

Net cash provided by operating activities	25,055	1,510

Cash flows from investing activities:
Purchases of property, plant, and equipment	(1,692)	(778)
Proceeds from sale of assets	—	141
Acquisitions, net of cash acquired	(378,534)	(8,028)

Net cash used in investing activities	(380,226)	(8,665)

Cash flows from financing activities:
Payment of debt issuance costs	(374)	(2,631)
Borrowings under term loans	98,685	—
Borrowings under revolving credit facility	84,000	4,068
Repayments under term loans	(563)	(1,078)
Repayments under revolving credit facility	(60,000)	(3,068)
Payment of offering costs	(884)	—
Issuance of common stock, net of underwriter’s discount	150,866	—
Payment of dividends	(13,339)	—

Net cash provided by (used in) financing activities	258,391	(2,709)

Net decrease in cash and cash equivalents	(96,780)	(9,864)
Cash and cash equivalents at beginning of period	123,709	31,811

Cash and cash equivalents at end of period	$26,929	$21,947

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

Management believes that the accompanying condensed consolidated financial statements contain all adjustments (which include normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial condition, results of operations and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 28, 2014, included in the Company’s Annual Report on Form 10-K.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Media, formerly known as GateHouse Media, Inc. (“GateHouse” or “Predecessor”), was formed as a Delaware corporation on June 18, 2013. New Media was capitalized and issued 1,000 common shares to Newcastle Investment Corp. (“Newcastle”). Newcastle owned approximately 84.6% of New Media until February 13, 2014, upon which date Newcastle distributed the shares that it held in New Media to its shareholders on a pro rata basis. New Media had no operations until November 26, 2013, when it assumed control of GateHouse and Local Media Group Holdings LLC (“Local Media Parent”). The Predecessor and certain of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions under Chapter 11 of title 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”), in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) on September 27, 2013. On November 6, 2013 (the “Confirmation Date”), the Bankruptcy Court confirmed the plan of reorganization (the “Plan” ) and on November 26, 2013 (the “Effective Date”), the Debtors emerged from Chapter 11.

Local Media Parent, a wholly owned subsidiary of Newcastle, acquired Local Media Group, Inc. (“Local Media”), a publisher of daily and weekly newspaper publications, on September 3, 2013. Subject to the terms of the Plan, Newcastle contributed Local Media Parent and assigned its rights under the related stock purchase agreement to New Media on the Effective Date in exchange for shares of common stock in New Media (“New Media Common Stock”) equal in value to the cost of the Local Media acquisition (as adjusted pursuant to the Plan) based upon the equity value of New Media as of the Effective Date prior to the contribution.

Upon emerging from Chapter 11 protection, the Debtors adopted fresh start accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 852, “Reorganizations”. The adoption of fresh start accounting resulted in the Company becoming a new entity for financial reporting purposes as of November 6, 2013.

The Company’s operating segments (Large Community Newspapers, Small Community Newspapers, Recent Acquisitions and Ventures) are aggregated into one reportable segment.

The newspaper industry, the Company and the Predecessor have experienced declining same store revenue and profitability over the past several years. As a result, the Company’s Predecessor previously implemented, and the Company continues to implement, plans to reduce costs and preserve cash flow. This includes cost reduction programs and the sale of non-core assets. The Company believes these initiatives will provide it with the financial resources necessary to invest in the business and provide sufficient cash flow to enable the Company to meet its commitments.

Equity

In September 2014, the Company issued 7,450,625 shares of its common stock in a public offering at a price to the public of $16.25 per share for net proceeds of approximately $115,058. Certain principals of Fortress Investment Group LLC (“Fortress”) and certain of the Company’s officers and directors participated in this offering and purchased an aggregate of 224,038 shares at a price of $16.25 per share.

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

In January 2015, the Company issued 7,000,000 shares of its common stock in a public offering at a price to the public of $21.70 per share for net proceeds of approximately $150,129. Certain principals of Fortress and certain of the Company’s officers and directors participated in this offering and purchased an aggregate of 104,400 shares at a price of $21.70 per share. For the purpose of compensating the Manager for its successful efforts in raising capital for the Company, in connection with this offering, the Company granted options to the Manager to purchase 700,000 shares of the Company’s common stock at a price of $21.70, which had an aggregate fair value of approximately $4,144 as of the grant date. The assumptions used in valuing the options were: a 2.0% risk-free rate, a 3.4% dividend yield, 36.8% volatility and a 10 year term.

On February 24, 2015, a grant of restricted shares totaling 196,169 shares was made to the Company’s Employees (as defined below). See Note 3.

In March 2015, the Company issued 9,735 shares of its common stock to its Non-Officer Directors (as defined below) to settle a liability of $225 for 2014 services.

For the three months ended March 29, 2015 and March 30, 2014 the Company excluded 1,362,479 and 1,362,479 common stock warrants, 206,750 and 15,870 restricted stock grants, and 1,445,062 and 0 stock options, respectively, from the computation of diluted income per share because their effect would have been antidilutive.

Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component for the three months ended March 29, 2015 and March 30, 2014 are outlined below.

	Net actuarial loss and prior service cost (1)	Total
For the three months ended March 30, 2014:
Balance at December 29, 2013	$458	$458

Other comprehensive income before reclassifications	—	—
Amounts reclassified from accumulated other comprehensive income	—	—

Net current period other comprehensive income, net of taxes	—	—

Balance at March 30, 2014	$458	$458

For the three months ended March 29, 2015:
Balance at December 28, 2014	$(4,469)	$(4,469)

Other comprehensive income before reclassifications	—	—
Amounts reclassified from accumulated other comprehensive income	23	23

Net current period other comprehensive income, net of taxes	23	23

Balance at March 29, 2015	$(4,446)	$(4,446)

(1)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost and there was no amortization during the three months ended March 30, 2014 due to the impact of fresh start accounting. See Note 9.

The following table presents reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 29, 2015 and March 30, 2014.

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three months ended March 29, 2015	Three months ended March 30, 2014	Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income (Loss)
Amortization of unrecognized loss	$23	$—	(1)

Amounts reclassified from accumulated other comprehensive loss	23	—	Loss from continuing operations before income taxes
Income tax expense	—	—	Income tax benefit

Amounts reclassified from accumulated other comprehensive loss, net of taxes	$23	$—	Net loss

(1)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost. See Note 9.

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. ASU 2014-08 changes the criteria for reporting discontinued operations while enhancing disclosures in this area and is effective for annual and interim periods beginning after December 15, 2014. The amendments in ASU No. 2014-08 did not have a material impact on the financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest—Imputation of Interest” (Topic 835), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance of debt issuance costs are not affected by the amendments in this update. The standard will be effective for the Company beginning in the first quarter of 2016 and requires the Company to apply the new guidance on a retrospective basis on adoption. The amendments in ASU No. 2015-03 are not expected to have a material impact on the financial statements.

In April 2015, the FASB issued ASU No. 2015-04, “Compensation – Retirement Benefits” (Topic 716), which allows entities with a fiscal year-end that does not coincide with a month-end to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end. The practical expedient, if elected, relieves an employer from having to adjust the asset values to the appropriate fair values as of its fiscal year end. The standard will be effective for the Company beginning in the first quarter of 2016. The amendments in ASU No. 2015-04 are not expected to have a material impact on the financial statements.

In April 2015, the FASB issued ASU No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (Subtopic 350-40), which clarifies the circumstances under which a cloud computing arrangement contains a software license. The standard will be effective for the Company beginning in the first quarter of 2016. Entities may adopt the guidance retrospectively or prospectively to arrangements entered into, or materially modified, after the effective date. The amendments in ASU No. 2015-05 are not expected to have a material impact on the financial statements.

(2) Business Combinations

Stephens Media, LLC

On March 18, 2015, a wholly owned subsidiary of the Company completed its acquisition of the assets of Stephens Media, LLC (“Stephens Media”) for an aggregate purchase price, including estimated working capital, of $110,936. The Stephens Media acquisition was financed with cash on hand. The purchase price was allocated to the fair value of the net assets acquired and any excess value over the tangible and identifiable intangible assets was recorded as goodwill. The acquisition includes nine daily newspapers, 35 weekly publication and 15 shoppers serving communities throughout the United States with a combined average daily circulation of approximately 221 and 244 on Sunday. The acquisition was completed because of the attractive nature of the newspaper assets and cash flows as well as the cost saving opportunities.

The Company accounted for Stephens Media under the acquisition method of accounting. The net assets, including goodwill have been recorded in the consolidated balance sheet at their fair values in accordance with ASC 805. The fair value determination of the assets acquired and liabilities assumed are preliminary based upon all information available to us at the present time and are subject to working capital and other adjustments. The value assigned to property, plant and equipment, intangible assets and goodwill is preliminary and subject to the completion of valuations to determine the fair market value of the tangible and intangible assets. The final calculation of working capital and other adjustments and determination of fair values for tangible and intangible assets may result in different allocations among the various asset classes from those set forth below and any such differences could be material.

The following table summarizes the preliminary fair values of Stephens Media assets and liabilities:

Current assets	$16,326
Property, plant and equipment	55,484
Licensing agreements	18,150
Advertiser relationships	7,480
Subscriber relationships	3,070
Customer relationships	1,560
Mastheads	8,440
Goodwill	9,602

Total assets	120,112
Current liabilities	9,176

Total liabilities	9,176

Net assets	$110,936

The Company obtained a third party independent valuation to assist in the determination of the fair values of certain assets acquired and liabilities assumed. The property, plant and equipment valuation includes an analysis of recent comparable sales and offerings of land parcels in each of the subject’s markets. The estimated fair value is supported by the consideration to be paid and was determined using standard generally accepted appraisal practices and valuation procedures. The valuation firm used the three basic approaches to value: the cost approach (used for equipment where an active secondary market is not available and building improvements), the direct sales comparison (market) approach (used for land and equipment where an active secondary market is available) and the income approach (used for intangible assets). These approaches used are based on the cost to reproduce assets, market exchanges for comparable assets and the capitalization of income. Useful lives range from 1 to 15 years for personal property and 9 to 29 years for real property.

The valuation utilized a relief from royalty method, an income approach, to determine the fair value of mastheads. Key assumptions utilized in this valuation include revenue projections, a royalty rate of 2.0%, a long-term growth rate of 0.0%, a tax rate of 40.0% and a discount rate of 22.0%. The following intangible assets were valued using the income approach, specifically the excess earnings method: subscriber relationships, advertiser relationships and customer relationships. In determining the fair value of these intangible assets, the excess earnings approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the asset after deducting contributory asset charges. The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value. A static pool approach using historical attrition rates was used to estimate attrition rates of 5.0% to 10.0% for advertiser relationships, subscriber relationships and customer relationships. The long term growth rate was estimated to be 0.0% and the discount rate was estimated at 23.0%. The licensing agreement asset was valued using a discounted cash flow analysis, an income approach. In determining the fair value of this intangible asset, the discounted cash flow approach values the intangible asset at the present value of the incremental after-tax cash flows attributable to the asset. The terms of the licensing agreement provide for a $2,500 annual payment. A discount rate of 10.0% and income tax rate of 40.0% were used in the discounted cash flow calculation. Amortizable lives range from 14 to 16 years for subscriber relationships, advertiser relationships and customer relationships, while mastheads are considered a non-amortizable intangible asset and the licensing agreement is amortized over the remaining contract life of approximately 25 years.

Trade accounts receivable, having an estimated fair value of $13,306, were included in the acquired assets. The gross contractual amount of these receivables was $14,519 and the contractual cash flows not expected to be collected were estimated at $1,213 as of the acquisition date.

The Company recorded approximately $680 of selling, general and administrative expense for acquisition related costs for Stephens Media during the three months ended March 29, 2015.

From the date of acquisition through March 29, 2015, Stephens Media had revenues of $5,365 and net income of $1,476.

For tax purposes, the amount of goodwill that is expected to be deductible is $9,602 as of March 29, 2015.

Halifax Media Group

On January 9, 2015, the Company completed its acquisition of substantially all of the assets from Halifax Media Group for an aggregate purchase price, including estimated working capital and net of assumed debt, of $285,478. Of the purchase price, $17,000 is being held in an escrow account, to be available for application against indemnification and certain other obligations of the sellers arising during the first twelve months following the closing, with the remainder not so applied or subject to claims being delivered to the sellers after such twelve months. The acquisition includes twenty-four daily publications, thirteen weekly publications, and five shoppers serving areas of Alabama, Florida, Louisiana, Massachusetts, North Carolina, and South Carolina with a daily circulation of approximately 635 and 752 on Sunday. The acquisition was completed because of the attractive nature of the newspaper assets and cash flows as well as the cost saving opportunities.

In conjunction with the acquisition on January 9, 2015, the New Media Credit Agreement (as defined below) was amended to provide for the 2015 Incremental Term Loan (as defined below) under the Incremental Facility (as defined below) in an aggregate principal amount of $102,000, the 2015 Incremental Revolver (as defined below) under the Incremental Facility (as defined below) in an aggregate principal amount of $50,000 and to make certain amendments to the Revolving Credit Facility (as defined below) in connection with the acquisition of the assets of Halifax Media Group. In addition, the New Media Borrower (as defined below) was required to pay an upfront fee of 1.00% of the aggregate amount of the 2015 Incremental Term Loan and 2015 Incremental Revolver as of the effective date of the amendment. The remaining amount of the purchase price was funded by operating cash. On January 20, 2015, the Company repaid the outstanding loans under the 2015 Incremental Revolver and the 2015 Incremental Revolver commitments were terminated.

The Company accounted for Halifax Media Group under the acquisition method of accounting. The net assets, including goodwill have been recorded in the consolidated balance sheet at their fair values in accordance with ASC 805. The fair value determination of the assets acquired and liabilities assumed are preliminary based upon all information available to us at the present time and are subject to working capital and other adjustments. The value assigned to property, plant and equipment, intangible assets and goodwill is preliminary and subject to the completion of valuations to determine the fair market value of the tangible and intangible assets. The final calculation of working capital and other adjustments and determination of fair values for tangible and intangible assets may result in different allocations among the various asset classes from those set forth below and any such differences could be material.

The following table summarizes the preliminary fair values of Halifax Media Group assets and liabilities:

Current assets	$42,119
Property, plant and equipment	95,269
Advertiser relationships	74,300
Subscriber relationships	36,200
Customer relationships	11,800
Mastheads	32,900
Goodwill	31,646

Total assets	324,234
Liabilities	38,756
Debt assumed	18,000

Total liabilities	56,756

Net assets	$267,478

The Company obtained a third party independent valuation to assist in the determination of the fair values of certain assets acquired and liabilities assumed. The property, plant and equipment valuation included an analysis of recent comparable sales and offerings of land parcels in each of the subject’s markets. The estimated fair value is supported by the consideration to be paid and was determined using standard generally accepted appraisal practices and valuation procedures. The valuation firm used three basic approaches to value: the cost approach (used for equipment where an active secondary market is not available and building improvements), the direct sales comparison (market) approach (used for land and equipment where an active secondary market is available) and the income approach (used for intangible assets). The approaches used are based on the cost to reproduce assets, market exchanges for comparable assets and the capitalization of income. Useful lives range from 1 to 17 years for personal property and 8 to 22 years for real property.

The valuation utilized a relief from royalty method, an income approach, to determine the fair value of mastheads. Key assumptions utilized in this valuation include revenue projections, a royalty rate of 2.0%, long-term growth rate of 0.0%, tax rate of 40.0% and discount rate of 16.0%. The Company valued the following intangible assets using the income approach, specifically the excess earnings method: subscriber relationships, advertiser relationships and customer relationships. In determining the fair value of these intangible assets, the excess earnings approach will value the intangible asset at the present value of the incremental after-tax cash flows attributable only to the asset after deducting contributory asset charges. The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value. A static pool approach using historical attrition rates was used to estimate attrition rates of 5.0% to 10.0% for advertiser relationships, subscriber relationships and customer relationships. The long-term growth rate was estimated to be 0.0% and the discount rate was estimated at 16.5%. Amortizable lives range from 14 to 17 years for subscriber relationships, advertiser relationships and customer relationships, while mastheads are considered a non-amortizable intangible asset.

Trade accounts receivable, having an estimated fair value of $34,216, were included in the acquired assets. The gross contractual amount of these receivables was $36,274 and the contractual cash flows not expected to be collected were estimated at $2,058 as of the acquisition date.

The Company recorded approximately $1,489 and $2,288 of selling, general and administrative expense for acquisition related costs for Halifax Media Group during the three months ended March 29, 2015 and the year ended December 28, 2014, respectively.

From the date of acquisition through March 29, 2015, Halifax Media Group had revenues of $79,573 and net income of $7,732.

For tax purposes, the amount of goodwill that is expected to be deductible is $31,646 as of March 29, 2015.

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

The Company accounted for The Providence Journal under the acquisition method of accounting. The net assets, including goodwill have been recorded in the consolidated balance sheet at their fair values in accordance with ASC 805. The Providence Journal acquisition was financed with $9,000 of revolving debt, $25,000 of additional term debt under the New Media Credit Agreement, and the remaining amount from operating cash. The Providence Journal consists of one daily and one weekly publications serving areas of Rhode Island. The results of operations for The Providence Journal were included in the Company’s consolidated financial statements from September 3, 2014.

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

Trade accounts receivable, having an estimated fair value of $6,851, were included in the acquired assets. The gross contractual amount of these receivables was $7,032 and the contractual cash flows not expected to be collected were estimated at $181 as of the acquisition date.

The Company recorded approximately $2,066 of selling, general and administrative expense for acquisition related costs for The Providence Journal during the year ended December 28, 2014.

For tax purposes, the amount of goodwill that is expected to be deductible is $3,653 as of March 29, 2015.

Other Acquisitions

The Company acquired substantially all the assets, properties and business of publishing/operating certain newspapers on the following dates: February 28, 2014, June 30, 2014 and December 1, 2014 (“Other Acquisitions”), which included eight daily, seventeen weekly publications, and eleven shoppers serving areas of California, Texas, Oklahoma, Kansas, Virginia, New Hampshire and Maine for an aggregate purchase price, including estimated working capital, of $29,092. The rationale for the acquisitions was primarily due to the attractive nature of the community newspaper assets and cash flows combined with cost saving opportunities available by clustering with the Company’s nearby newspapers.

The fair value determination of the assets acquired and liabilities assumed are preliminary based upon all information available to us at the present time and are subject to working capital adjustments for some acquisitions. The final calculation of working capital may result in different allocations among the various asset classes from those set forth below and any such differences could be material.

The Company has accounted for these transactions under the acquisition method of accounting. The net assets, including goodwill have been recorded in the consolidated balance sheet at their preliminary fair values in accordance with ASC 805.

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

The Company recorded approximately $627 of selling, general and administrative expense for acquisition related costs during the year ended December 28, 2014.

For tax purposes, the amount of goodwill that is expected to be deductible is $4,490 as of March 29, 2015.

Pro-Forma Results

The unaudited pro forma condensed consolidated statement of operations information for 2015 and 2014, set forth below, presents the results of operations as if the consolidation of the newspapers from The Providence Journal, Halifax Media Group, and Stephens Media had occurred on December 31, 2013. These amounts are not necessarily indicative of future results or actual results that would have been achieved had the acquisitions occurred as of the beginning of such period.

	Three months ended March 29, 2015	Three months ended March 30, 2014
Revenues	$284,293	$289,872
Loss from continuing operations	$(6,439)	$(2,594)
Loss from continuing operations per common share:
Basic	$(0.15)	$(0.09)
Diluted	$(0.15)	$(0.09)

(3) Share-Based Compensation

The Company recognized compensation cost for share-based payments of $141 and $3 during the three months ended March 29, 2015 and March 30, 2014, respectively. The total compensation cost not yet recognized related to non-vested awards as of March 29, 2015 was $4,164, which is expected to be recognized over a weighted average period of 2.88 years through February 2018.

On February 3, 2014, the Board of Directors of New Media (the “Board” or “Board of Directors”) adopted the New Media Investment Group Inc. Nonqualified Stock Option and Incentive Award Plan (the “Incentive Plan”) that authorized up to 15,000,000 shares that can be granted under the Incentive Plan. On the same date, the New Media Board adopted a form of the New Media Investment Group Inc. Non-Officer Director Restricted Stock Grant Agreement (the “Form Grant Agreement”) to govern the terms of awards of restricted stock (“New Media Restricted Stock”) granted under the Incentive Plan to directors who are not officers or employees of New Media (the “Non-Officer Directors”). On February 24, 2015, the New Media Board adopted a form of the New Media Investment Group Inc. Employee Restricted Stock Grant Agreement (the “Form Employee Grant Agreement”) to govern the terms of awards of New Media Restricted Stock granted under the Incentive Plan to employees of New Media and its subsidiaries (the “Employees”). Both the Form Grant Agreement and the Form Employee Grant Agreement provide for the grant of New Media Restricted Stock that vests in equal annual installments on each of the first, second and third anniversaries of the grant date, subject to continued service, and immediate vesting in full upon his or her death or disability. If service terminates for any other reason, all unvested shares of New Media Restricted Stock will be forfeited. Any dividends or other distributions that are declared with respect to the shares of New Media Restricted Stock will be paid at the time such shares vest. During the period prior to the lapse and removal of the vesting restrictions, a grantee of a restricted stock grant (“RSG”) will have all the rights of a stockholder, including without limitation, the right to vote and the right to receive all dividends or other distributions. As a result, the RSGs are reflected as outstanding common stock. The value of the RSGs on the date of issuance is recognized as selling, general and administrative expense over the vesting period with an increase to additional paid-in-capital.

On March 14, 2014, a grant of restricted shares totaling 15,870 shares was made to the Company’s Non-Officer Directors, 5,289 of which vested during the three months ended March 29, 2015. On February 24, 2015, a grant of restricted shares totaling 196,169 shares was made to the Company’s Employees.

As of March 29, 2015 and March 30, 2014, there were 206,750 and 15,870 RSGs, respectively, issued and outstanding with a weighted average grant date fair value of $22.49 and $14.18, respectively. As of March 29, 2015, the aggregate intrinsic value of unvested RSGs was $4,826. During the three months ended March 29, 2015, the aggregate fair value of vested RSGs was $129.

RSG activity during the three months ended March 29, 2015 was as follows:

	Number of RSGs	Weighted-Average Grant Date Fair Value
Unvested at December 28, 2014	15,870	$14.18
Granted	196,169	22.94
Vested	(5,289)	14.18

Unvested at March 29, 2015	206,750	$22.49

FASB ASC Topic 718, “Compensation – Stock Compensation”, requires the recognition of share-based compensation for the number of awards that are ultimately expected to vest. The Company’s estimated forfeitures are based on the Company’s historical forfeiture rates. Estimated forfeitures are reassessed periodically and the estimate may change based on new facts and circumstances.

(4) Restructuring

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

Information related to restructuring program activity for the three months ended March 29, 2015 and year ended December 28, 2014 is outlined below.

	Severance and Related Costs	Total
Balance at December 28, 2014	$1,679	$1,679
Restructuring provision included in Integration and Reorganization	1,927	1,927
Cash payments	(1,176)	(1,176)

Balance at March 29, 2015	$2,430	$2,430

The restructuring reserve balance is expected to be paid out over the next twelve months.

The following table summarizes the costs incurred and cash paid in connection with these restructuring programs for the three months ended March 29, 2015 and March 30, 2014.

	Three Months Ended March 29, 2015	Three Months Ended March 30, 2014
Severance and related costs	$1,927	$425
Cash payments	(1,176)	(804)

(5) Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	March 29, 2015
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Licensing agreements	$18,150	$—	$18,150
Advertiser relationships	147,090	6,516	140,574
Customer relationships	21,216	767	20,449
Subscriber relationships	78,832	4,172	74,660
Other intangible assets	470	52	418

Total	$265,758	$11,507	$254,251

Nonamortized intangible assets:
Goodwill	$175,290
Mastheads	92,586

Total	$267,876

	December 28, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Advertiser relationships	$65,310	$4,484	$60,826
Customer relationships	7,864	470	7,394
Subscriber relationships	39,562	2,723	36,839
Other intangible assets	470	32	438

Total	$113,206	$7,709	$105,497

Nonamortized intangible assets:
Goodwill	$134,042
Mastheads	51,245

Total	$185,287

As of March 29, 2015, the weighted average amortization periods for amortizable intangible assets are 25.3 years for licensing agreements, 15.8 years for advertiser relationships, 16.0 years for customer relationships, 14.9 years for subscriber relationships, 10.0 years for trade names and 5.0 years for noncompete agreements. The weighted average amortization period in total for all amortizable intangible assets is 16.2 years.

Amortization expense for the three months ended March 29, 2015 and March 30, 2014 was $3,798 and $1,593, respectively. Estimated future amortization expense as of March 29, 2015, is as follows:

For the years ending the Sunday closest to December 31:
2015	$12,509
2016	16,678
2017	16,678
2018	16,678
2019	16,678
Thereafter	175,030

Total	$254,251

The changes in the carrying amount of goodwill for the period from December 28, 2014 to March 29, 2015 are as follows:

Balance at December 28, 2014	$134,042
Goodwill acquired in business combinations	41,248

Balance at March 29, 2015	$175,290

The Company’s annual impairment assessment is made on the last day of its fiscal second quarter.

As of March 29, 2015, a review of impairment indicators was performed with the Company noting that its financial results and forecast had not changed materially since the June 29, 2014 annual impairment test and it was determined that no indicators of impairment were present.

The newspaper industry and the Company have experienced declining same store revenue and profitability over the past several years. Should general economic, market or business conditions decline, and have a negative impact on estimates of future cash flow and market transaction multiples, the Company may be required to record impairment charges in the future.

(6) Indebtedness

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

The Local Media Credit Facility was paid in full on June 4, 2014.

New Media Credit Agreement

On June 4, 2014, New Media Holdings II LLC (the “New Media Borrower”), a wholly owned subsidiary of New Media, entered into a credit agreement (the “New Media Credit Agreement”) among the New Media Borrower, New Media Holdings I LLC (“Holdings I”), the lenders party thereto, RBS Citizens, N.A. and Credit Suisse Securities (USA) LLC as joint lead arrangers and joint bookrunners, Credit Suisse AG, Cayman Islands Branch as syndication agent and Citizens Bank of Pennsylvania as administration agent which provides for (i) a $200,000 senior secured term facility (the “Term Loan Facility” and any loan thereunder, including as part of the Incremental Facility, “Term Loans”) and (ii) a $25,000 senior secured revolving credit facility, with a $5,000 sub-facility for letters of credit and a $5,000 sub-facility for swing loans, (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Senior Secured Credit Facilities”). In addition, the New Media Borrower may request one or more new commitments for term loans or revolving loans from time to time up to an aggregate total of $75,000 (the “Incremental Facility”) subject to certain conditions. On June 4, 2014, the New Media Borrower borrowed $200,000 under the Term Loan Facility (the “Initial Term Loans”). The Term Loans mature on June 4, 2020 and the maturity date for the Revolving Credit Facility is June 4, 2019. The New Media Credit Agreement was amended on July 17, 2014 to cure an omission. On September 3, 2014, the New Media Credit Agreement was

amended to provide for the 2014 Incremental Term Loan (as defined below). On November 20, 2014, the New Media Credit Agreement was amended to increase the amount of the Incremental Facility that may be requested after the date of the amendment to $225,000. On January 9, 2015, the New Media Credit Agreement was amended to provide for the 2015 Incremental Term Loan and the 2015 Incremental Revolver. On February 13, 2015, the New Media Credit Agreement was amended (the “Fourth Amendment”) to provide for the replacement of the existing term loans under the Term Loan Facility (including the 2014 Incremental Term Loan and the 2015 Incremental Term Loan) with a new class of replacement term loans (the “Replacement Term Loans”) on the same terms as the existing term loans except that the Replacement Term Loans are subject to a 1.00% prepayment premium for any prepayments made in connection with certain repricing transactions effected within six months of the date of the amendment. This amendment was considered a modification, and the related $104 of fees were expensed during the quarter. On March 6, 2015, the New Media Credit Agreement was amended to provide for $15,000 in additional revolving commitments under the Incremental Facility. In connection with this transaction, the Company incurred approximately $237 of fees and expenses which were capitalized as deferred financing costs. As of March 29, 2015, $29,000 was drawn under the Revolving Credit Facility.

The proceeds of the Initial Term Loans, which included a $6,725 original issue discount, were used to repay in full all amounts outstanding under the GateHouse Credit Facilities and the Local Media Credit Facility and to pay fees associated with the financing, with the balance going to the Company for general corporate purposes.

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

If any borrowings under the Incremental Facility have an all-in yield more than 50 basis points greater than the Term Loans (the “Incremental Yield”), the all-in yield for the Term Loans shall be adjusted to be 50 basis points less than the Incremental Yield. As of March 29, 2015 the New Media Credit Agreement had a weighted average interest rate of 7.04%.

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

Repayments made under the Term Loans are equal to 1.0% annually of the original principal amount in equal quarterly installments for the life of the Term Loans, with the remainder due at maturity. The New Media Borrower is permitted to make voluntary prepayments at any time without premium or penalty, except in the case of prepayments made in connection with certain repricing transactions with respect to the Term Loans effected within six months of the Fourth Amendment, to which a 1.00% prepayment premium applies. The New Media Borrower is required to repay borrowings under the Senior Secured Credit Facilities (without payment of a premium) with (i) net cash proceeds of certain debt obligations (except as otherwise permitted under the New Media Credit Agreement), (ii) net cash proceeds from non-ordinary course asset sales (subject to reinvestment rights and other exceptions), and (iii) commencing with the Company’s fiscal year started December 30, 2013, 100% of Excess Cash Flow (as defined in the New Media Credit Agreement), subject to step-downs to 50%, 25% and 0% of Excess Cash Flow based on achievement of a total leverage ratio of less than or equal to 3.00 to 1.00 but greater than 2.75 to 1.00; less than or equal to 2.75 to 1.00 but greater than 2.50 to 1.00; and less than or equal to 2.50 to 1.00, respectively.

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

One lender under the New Media Credit Agreement was also a lender under the GateHouse Credit Facilities. This portion of the transaction was accounted for as a modification under ASC Subtopic 470-50, “Debt Modifications and Extinguishments” (“ASC Subtopic 470-50”), as the difference between the present value of the cash flows under the New Media Credit Agreement and the present value of the cash flows under the GateHouse Credit Facilities was less than 10%. The unamortized deferred financing costs and original issuance discount balances as of the refinance date pertaining to this lender’s portion of the GateHouse Credit Facilities will be amortized over the terms of the new facility. The remaining portion of the GateHouse Credit Facilities and the Local Media Credit Facility debt refinancing constituted an extinguishment of debt under ASC Subtopic 470-50, and was accounted for accordingly. In connection with this 2014 transaction, the Company incurred approximately $10,202 of fees and expenses, of which $6,725 was recognized as original issue discount and $1,700 were capitalized as deferred financing costs. These amounts will be amortized over the term of the new Senior Secured Credit Facilities. Additionally, the Company recorded a loss on early extinguishment of debt of $9,047 associated with this transaction, which consisted of the write-off of unamortized deferred financing costs and other expenses not eligible for capitalization under ASC Subtopic 470-50.

On September 3, 2014, the New Media Credit Agreement was amended to provide for additional term loans under the Incremental Facility in an aggregate principal amount of $25,000 (such term loans, the “2014 Incremental Term Loan,” and such amendment, the “2014 Incremental Amendment”) in connection with the acquisition of the assets of The Providence Journal. The 2014 Incremental Term Loan is on terms identical to the term loans that were extended pursuant to the New Media Credit Agreement and will mature on June 4, 2020. In addition, the New Media Borrower was required to pay an upfront fee of 2.00% of the aggregate amount of the 2014 Incremental Term Loan as of the effective date of the 2014 Incremental Amendment. This amendment was considered a modification and the related $595 of fees were expensed during the quarter. On January 9, 2015, the New Media Credit Agreement was amended (such amendment, the “2015 Incremental Amendment”) to provide for $102,000 in additional term loans (the “2015 Incremental Term Loan”) and $50,000 in additional revolving commitments (the “2015 Incremental Revolver”) under the Incremental Facility and to make certain amendments to the Revolving Credit Facility in connection with the Halifax Media acquisition. The 2015 Incremental Term Loan is on terms identical to the term loans that were extended pursuant to the New Media Credit Agreement and will mature on June 4, 2020. In addition, the New Media Borrower was required to pay an upfront fee of 1.00% of the aggregate amount of the 2015 Incremental Term Loan and the 2015 Incremental Revolver as of the effective date of the 2015 Incremental Amendment. On January 20, 2015, the outstanding loans under the 2015 Incremental Revolver were repaid with the proceeds of a common stock offering by New Media and the 2015 Incremental Revolver commitments were terminated. This amendment was treated as new debt for new lenders and as a modification for existing lenders. In connection with this transaction, the Company incurred approximately $5,379 of fees and expenses. The lender fees for the 2015 Incremental Term Loan increased the original issue discount by $3,315. Third party expenses of $110 were allocated to new lenders, capitalized as deferred financing costs, and will be amortized over the remaining term of the loan. Third party expenses of $185 were allocated to existing lenders and were expensed during the quarter. Lender fees and third party expenses of $1,769 were allocated to the 2015 Incremental Revolver, capitalized, and written off to amortization of deferred financing costs after the balance of the 2015 Incremental Revolver was repaid.

As of March 29, 2015, the Company is in compliance with all of the covenants and obligations under the New Media Credit Agreement.

Advantage Credit Agreements

In connection with the purchase of the assets of Halifax Media, which closed on January 9, 2015, CA Daytona Holdings, Inc. (the “Florida Advantage Borrower”) and CA Alabama Holdings, Inc. (the “Alabama Advantage Borrower”, and, collectively with the Florida Advantage Borrower, the “Advantage Borrowers”), each subsidiaries of the Company, agreed to assume all of the obligations of Halifax Media and its affiliates required to be performed after the closing date in respect of each of (i) that certain Consolidated Amended and Restated Credit Agreement dated January 6, 2012 among Halifax Media Acquisition LLC, Advantage Capital Community Development Fund XXVIII, L.L.C., and Florida Community Development Fund II, L.L.C., as amended pursuant to that certain First Amendment to Consolidated Amended and Restated Credit Agreement dated June 27, 2012 and that certain Second Amendment to Consolidated Amended and Restated Credit Agreement, dated June 18, 2013, and all rights and obligations thereunder and related thereto (the “Halifax Florida Credit Agreement”), and (ii) that certain Credit Agreement dated June 18, 2013 between Halifax Alabama, LLC and Southeast Community Development Fund V, L.L.C. (the “Halifax Alabama Credit Agreement” and, together with the Halifax Florida Credit Agreement, the “Advantage Credit Agreements”), respectively. In consideration therefor, the amount of cash payable by the Company to Halifax Media on the closing date was reduced by approximately $18,000, representing the aggregate principal amount outstanding plus the aggregate amount of accrued interest through the closing date under each of the Advantage Credit Agreements (the debt under the Halifax Florida Credit Agreement, the “Advantage Florida Debt”; the debt under the Halifax Alabama Credit Agreement, the “Advantage Alabama Debt”; and the Advantage Florida Debt and the Advantage Alabama Debt, collectively, the “Advantage Debt”).

The Advantage Florida Debt is in the principal amount of $10,000 and bears interest at the rate of 5.25% per annum, payable quarterly in arrears, maturing on December 31, 2016. The Advantage Alabama Debt is in the principal amount of $8,000 and bears interest at the rate of LIBOR plus 6.25% per annum (with a minimum of 1% LIBOR) payable quarterly in arrears, maturing on March 31, 2019. The Advantage Debt is secured by a perfected second priority security interest in all the assets of the Borrowers and certain other subsidiaries of the Company, subject to the limitation that the maximum amount of secured obligations is $15,000. The

Advantage Credit Facilities are unconditionally guaranteed by Holdings I and certain subsidiaries of the New Media Borrowers and are required to be guaranteed by all future material wholly-owned domestic subsidiaries, subject to certain exceptions. The Advantage Debt is subordinated to the New Media Credit Facilities pursuant to an intercreditor agreement.

The Advantage Credit Agreements contain covenants substantially consistent with those contained in the New Media Credit Facilities in addition to those required for compliance with the New Markets Tax Credit program. The Advantage Borrowers are permitted to make voluntary prepayments at any time without premium or penalty. The Advantage Borrowers are required to repay borrowings under the Advantage Credit Agreements (without payment of a premium) with (i) net cash proceeds of certain debt obligations (except as otherwise permitted under the Advantage Credit Agreements) and (ii) net cash proceeds from non-ordinary course asset sales (subject to reinvestment rights and other exceptions).

The Advantage Credit Agreements contain customary representations and warranties and customary affirmative and negative covenants applicable to the Advantage Borrowers and certain of the Company subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, fundamental changes, dispositions, and dividends and other distributions. The Advantage Credit Agreements contain a financial covenant that requires Holdings I, the New Media Borrower and the New Media Borrower’s subsidiaries to maintain a maximum total leverage ratio of 3.75 to 1.00. The Advantage Credit Agreements contain customary events of default.

Fair Value

The fair value of long-term debt under the Senior Secured Credit Facilities and the Advantage Credit Agreements was estimated at $372,875 as of March 29, 2015, based on discounted future contractual cash flows and a market interest rate adjusted for necessary risks, including the Company’s own credit risk as there are no rates currently observable in publically traded debt markets of risk with similar terms and average maturities. Accordingly, the Company’s long-term debt under the Senior Secured Credit Facilities is classified within Level 3 of the fair value hierarchy.

Payment Schedule

As of March 29, 2015, scheduled principal payments of outstanding debt are as follows:

2015	2,452
2016	3,270
2017	13,270
2018	3,270
2019	40,270
Thereafter	310,343

$372,875
Less: Short-term debt	3,270
Less: Remaining original issue discount	10,142

Long-term debt	$359,463

(7) Related Party Transactions

As of December 29, 2013, Newcastle (an affiliate of the Manager) beneficially owned approximately 84.6% of the Company’s outstanding common stock. On February 13, 2014, Newcastle completed the spin-off of the Company. On February 14, 2014 New Media became a separate, publicly traded company trading on the NYSE under the ticker symbol “NEWM”. As a result of the spin-off, the fees included in the Management Agreement with the Company’s Manager became effective. As of March 29, 2015, Fortress and its affiliates owned approximately 1.5% of the Company’s outstanding stock and approximately 41.1% of the Company’s outstanding warrants.

In addition, the Company’s Chairman, Wesley Edens, is also the Co-Chairman of the board of directors of FIG LLC. The Company does not pay Mr. Edens a salary or any other form of compensation.

The Company’s Chief Operating Officer owns an interest in a company, from which the Company received $72 and $78 during the three months ended March 29, 2015 and March 30, 2014, respectively, for commercial printing services and managed information technology services which is included in commercial printing and other on the condensed consolidated statement of operations and comprehensive income (loss).

The Company’s Chief Executive Officer and Chief Financial Officer are employees of Fortress, and their salaries are paid by Fortress.

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

The initial term of our Management Agreement will expire on March 6, 2018 and will be automatically renewed for one-year terms thereafter unless terminated either by the Company or the Manager. From the commencement date of the Company’s Common Stock trading on the “regular way” market on a major U.S. national securities exchange (the “Listing”), the Manager is (a) entitled to receive from the Company a management fee, (b) eligible to receive incentive compensation that is based on the Company’s performance and (c) eligible to receive options to purchase New Media Common Stock upon the successful completion of an offering of shares of the Company’s Common Stock or any shares of preferred stock with an exercise price equal to the price per share paid by the public or other ultimate purchaser in the offering, see Note 1. In addition, the Company is obligated to reimburse certain expenses incurred by the Manager. The Manager is also entitled to receive a termination fee from the Company under certain circumstances.

The Company recognized $2,270 and $765 for management fees and $237 and $0 for incentive compensation within selling, general and administrative expense and $743 and $0 was paid to Fortress during the three months ended March 29, 2015 and March 30, 2014, respectively.

Registration Rights Agreement with Omega

The Company entered into a registration rights agreement (the “Omega Registration Rights Agreement”) with Omega Advisors, Inc. and its affiliates (collectively, “Omega”). Under the terms of the Omega Registration Rights Agreement, upon request by Omega the Company is required to use commercially reasonable efforts to file a resale shelf registration statement providing for the registration and sale on a continuous or delayed basis by Omega of its New Media Common Stock acquired pursuant to the Plan (the “Registrable Securities”) (the “Shelf Registration”), subject to customary exceptions and limitations. Omega is entitled to initiate up to three offerings or sales with respect to some or all of the Registrable Securities pursuant to the Shelf Registration.

Omega may only exercise its right to request Shelf Registrations if Registrable Securities to be sold pursuant to such Shelf Registration are at least 3% of the then-outstanding New Media Common Stock.

(8) Income Taxes

The Company performs a quarterly assessment of its deferred tax assets and liabilities. ASC 740 limits the ability to use future taxable income to support the realization of deferred tax assets when a company has experienced a history of losses even if future taxable income is supported by detailed forecasts and projections.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company concluded that during the three months ended March 29, 2015, a net increase to the valuation allowance of $2,177 would be necessary to offset additional deferred tax assets. Of this amount, a $2,177 increase was recognized through the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).

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

For the three months ended March 29, 2015, the expected federal tax benefit at 34% is $2,173. The difference between the expected tax and the effective tax benefit of $326 is primarily attributable to the tax effect of the federal valuation allowance of $1,899, the tax effect related to non-deductible expenses of $11, deferred tax benefits that expired of $7, and a state tax benefit of $34 .

The Company and its subsidiaries file a U.S. federal consolidated income tax return. The U.S. federal and state statute of limitations generally remains open for the 2011 tax year and beyond.

In accordance with ASC 740, the Company recognizes penalties and interest relating to uncertain tax positions in the provision for income taxes. As of March 29, 2015 and December 28, 2014, the Company had unrecognized tax benefits of approximately $1,040 and $1,040, respectively. The Company did not record significant amounts of interest and penalties related to unrecognized tax benefits for the periods ending March 29, 2015 and December 28, 2014. The Company does not expect significant changes in unrecognized tax benefits within the next 12 months.

(9) Pension and Postretirement Benefits

As a result of the Enterprise News Media LLC and Copley Press, Inc. acquisitions, the Company maintains a pension plan and several postretirement medical and life insurance plans which cover certain employees. The Company uses the accrued benefit actuarial method and best estimate assumptions to determine pension costs, liabilities and other pension information for defined benefit plans.

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

The following provides information on the pension plan and postretirement medical and life insurance plans for the three months ended March 29, 2015 and March 30, 2014.

	Three Months Ended March 29, 2015		Three Months Ended March 30, 2014
	Pension	Postretirement	Pension	Postretirement
Components of net periodic benefit costs:
Service cost	$75	$5	$75	$9
Interest cost	289	55	295	63
Expected return on plan assets	(424)	—	(406)	—
Amortization of unrecognized loss	23	—	—	—

Total	$(37)	$60	$(36)	$72

For the three months ended March 29, 2015 and March 30, 2014, the Company recognized a total of $23 and $36 in pension and postretirement benefit expense, respectively.

The following assumptions were used in connection with the Company’s 2014 actuarial valuation of its defined benefit pension and postretirement plans:

	Pension	Postretirement
Weighted average discount rate	4.2%	3.78%
Rate of increase in future compensation levels	—	—
Expected return on assets	8.0%	—
Current year trend	—	7.67%
Ultimate year trend	—	4.50%
Year of ultimate trend	—	2025

(10) Fair Value Measurement

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

The following table provides information for the Company’s major categories of financial assets and liabilities measured or disclosed at fair value on a recurring basis for the periods presented:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
As of December 28, 2014
Assets
Cash and cash equivalents	$123,709	$—	$—	$123,709
Restricted cash	6,467	—	—	6,467
As of March 29, 2015
Assets
Cash and cash equivalents	$26,929	$—	$—	$26,929
Restricted cash	6,467	—	—	6,467

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). Refer to Note 2 for discussion of the valuation techniques and significant inputs and assumptions utilized and the fair value recognized.

During the quarter ended March 30, 2014, the Company consolidated the assets and liabilities of an Other Acquisition under the acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded at their fair value. Property plant and equipment was valued using Level 2 inputs and intangible assets were valued using Level 3 inputs.

During the quarter ended September 28, 2014, the Company consolidated the assets and liabilities of The Providence Journal and an Other Acquisition under the acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded at their fair value. Property plant and equipment was valued using Level 2 inputs and intangible assets were valued using Level 3 inputs.

During the quarter ended December 28, 2014, the Company consolidated the assets and liabilities of an Other Acquisition under the acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded at their fair value. Property plant and equipment was valued using Level 2 inputs and intangible assets were valued using Level 3 inputs.

During the quarter March 29, 2015 Company consolidated the assets and liabilities of Stephens Media and Halifax Media Group under the acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded at their fair value. Property plant and equipment was valued using Level 2 inputs and intangible assets were valued using Level 3 inputs.

(11) Commitments and Contingencies

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

Restricted cash at March 29, 2015 and December 28, 2014, in the aggregate amount of $6,467 for both periods, is used to collateralize standby letters of credit in the name of the Company’s insurers in accordance with certain insurance policies and as cash collateral for certain business operations.

(12) Subsequent Events

On April 28, 2015, the Company announced a first quarter 2015 cash dividend of $0.33 per share of Common Stock, par value $0.01 per share, of New Media. The dividend will be paid on May 21, 2015, to shareholders of record as of the close of business on May 13, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward Looking Information

The following discussion of New Media Investment Group Inc.’s and its subsidiaries’ (“New Media,” “Company,” “we,” “us” or “our”) financial condition and results of operations should be read in conjunction with our historical condensed consolidated financial statements and notes to those statements appearing in this report. The discussion and analysis below includes certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views regarding, among other things, our future growth, results of operations, performance and business prospects and opportunities, our ability to maintain debt covenants, our ability to successfully implement cost reduction and cash preservation plans, as well as other statements that are other than historical fact. Words such as “anticipate(s),” “expect(s)”, “intend(s)”, “plan(s)”, “target(s)”, “project(s)”, “believe(s)”, “will”, “aim”, “would”, “seek(s)”, “estimate(s)” and similar expressions are intended to identify such forward-looking statements.

Forward-looking statements are based on management’s current expectations and beliefs and are subject to a number of known and unknown risks, uncertainties and other factors that could lead actual results to be materially different from those described in the forward-looking statements. We can give no assurance that our expectations will be attained. Factors that could cause actual results to differ materially from our expectations include, but are not limited to, the risks, uncertainties and other factors identified by us under the heading “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 28, 2014. Such forward-looking statements speak only as of the date on which they are made. Except to the extent required by law, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

Overview

New Media, formerly known as GateHouse Media, Inc. (“GateHouse” or “Predecessor”), is a company that owns, operates and invests in high quality local media assets. We have a particular focus on owning and acquiring strong local media assets in small to mid-size markets. With our collection of assets, we focus on two large business categories; consumers and small to medium size businesses (“SMBs”).

Our portfolio of media assets spans across 461 markets and 32 states. Our products include 552 community print publications, 461 websites, 464 mobile sites, six yellow page directories. We reach over 19 million people per week and serve over 200,000 business customers.

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

We believe that our focus on owning and operating dominant local-content-oriented media properties in small to mid-size markets puts us in a position to better execute on our strategy. We believe that being the dominant provider of local news and information in the markets in which we operate and distributing that content across multiple print and digital platforms, gives us an opportunity to grow our audiences and reach. Further, we believe our strong local media brands and our in-market sales presence gives us the opportunity to expand our advertising and lead generation products with local business customers.

Central to our business strategy is our digital marketing services business called Propel Marketing (“Propel”). We believe Propel and its digital marketing service products, combined with our strong local brands and in market sales force, position this business to be a key component to our overall organic growth strategy.

We believe that Propel will allow us to capitalize on the following opportunities in the marketplace:

•	There are approximately 27 million SMBs in the U.S according to the 2011 U.S. Census data. Of these, approximately 26.7 million have 20 employees or less;

•	Many of the owners and managers of these SMBs do not have the bandwidth, expertise or resource to navigate the fast evolving digital marketing sector, but they increasingly know they have to be present there to stay connected with current and future customers. Propel is designed to offer a complete set of digital marketing services to SMBs that are turn-key with results that are transparent to the business owners. Propel provides four broad categories of services: building businesses a presence, helping businesses to be located by consumers online, engaging with consumers, and growing their customer base; and

•	We believe our local media properties are uniquely positioned to sell these digital marketing services to local business owners. Our strong and trusted local brands, combined with our in-market sales presence give us a distinct advantage to sell these services, which are new and can be complicated to local business owners.

Our core products include:

•	126 daily newspapers with total paid circulation of approximately 1.7 million;

•	304 weekly newspapers (published up to three times per week) with total paid circulation of approximately 382,000 and total free circulation of approximately 1.4 million;

•	122 “shoppers” (generally advertising-only publications) with total circulation of approximately 3.0 million;

•	461 locally focused websites and 464 mobile sites, which extend our businesses onto the internet and mobile devices with approximately 202 million page views per month;

•	six yellow page directories, with a distribution of approximately 430,000, that covers a population of approximately 1.1 million people; and

•	Propel digital marketing services.

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

Acquisitions

During the quarter ended March 29, 2015, we completed the acquisition of Halifax Media Group with a total purchase price, including estimated working capital, of $285.5 million. The acquisition includes twenty-four daily publications, thirteen weekly publications, and five shoppers serving areas of Alabama, Florida, Louisiana, Massachusetts, North Carolina, and South Carolina with a daily circulation of approximately 635,000 and 752,000 on Sunday. We also completed the acquisition of Stephens Media, LLC (“Stephens Media”) with a total purchase price, including estimated working capital, of $110.9 million. Stephens Media includes nine daily newspapers, 35 weekly publication and 15 shoppers serving communities throughout the United States with a combined average daily circulation of approximately 221,000 and 244,000 on Sunday.

During the quarter ended December 28, 2014, we completed the acquisition of one daily and two weekly publications serving areas of New Hampshire and Maine for a total purchase price, including estimated working capital, of $5.6 million.

During the quarter ended September 28, 2014, we completed the acquisition of The Providence Journal with a total purchase price, including working capital, of $48.7 million. The acquisition included one daily and one weekly publication serving areas of Rhode Island with a daily circulation of approximately 72,000 and 96,000 on Sunday. We also completed two acquisitions of 28 publications with an aggregate circulation of approximately 54,000 and a total purchase price of $15.5 million, which includes estimated working capital. These acquisitions included five daily, twelve weekly publications, and eleven shoppers serving areas of Texas, Oklahoma, Kansas and Virginia.

During the quarter ended March 30, 2014, we acquired two daily and three weekly publications in Victorville, CA for an aggregate purchase price, including estimated working capital, of $7.9 million. See Note 2 to the condensed consolidated financial statements, “Business Combinations.”

The Company’s operating segments (Large Community Newspapers, Small Community Newspapers, Recent Acquisitions and Ventures) are aggregated into one reportable segment.

Restructuring

New Media was formed as a Delaware corporation on June 18, 2013. New Media was capitalized and issued 1,000 common shares to Newcastle Investment Corp. (“Newcastle”). Newcastle owned approximately 84.6% of New Media until February 13, 2014, upon which date Newcastle distributed the shares that it held in New Media to its shareholders on a pro rata basis. New Media had no operations until November 26, 2013, when it assumed control of GateHouse and Local Media Group Holdings LLC (“Local Media Parent”). The Predecessor and certain of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions under Chapter 11 of title 11 of the U.S. Bankruptcy Code, in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) on September 27, 2013. On November 6, 2013, the Bankruptcy Court confirmed the plan of reorganization (the “Plan” ) and on November 26, 2013 (the “Effective Date”), the Debtors emerged from Chapter 11.

Local Media Parent, a wholly owned subsidiary of Newcastle, acquired Local Media Group, Inc. (“Local Media”), a publisher of daily and weekly newspaper publications, on September 3, 2013. Subject to the terms of the Plan, Newcastle contributed Local Media Parent and assigned its rights under the related stock purchase agreement to New Media on the Effective Date in exchange for shares of common stock in New Media (“New Media Common Stock” or our “Common Stock”) equal in value to the cost of the Local Media acquisition (as adjusted pursuant to the Plan) based upon the equity value of New Media as of the Effective Date prior to the contribution.

Upon emerging from Chapter 11 protection, the Debtors adopted fresh start accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 852, “Reorganizations”. The adoption of fresh start accounting resulted in the Company becoming a new entity for financial reporting purposes as of November 6, 2013.

Spin-off from Newcastle

On February 13, 2014, Newcastle completed the spin-off of the Company. Each share of Newcastle common stock outstanding as of 5:00 PM, Eastern Time on February 6, 2014 entitled the holder thereof to receive 0.07219481485 shares of New Media Common Stock. On February 14, 2014 New Media became a separate, publicly traded company trading on the NYSE under the ticker symbol “NEWM” (the “Listing”).

Management Agreement

On the Effective Date, New Media entered into a management agreement with FIG LLC (the “Manager”), as amended and restated (the “Management Agreement”) pursuant to which the Manager manages the operations of New Media. Commencing from the Listing, New Media pays the Manager a management fee equal to 1.5% of New Media’s Total Equity (as defined in the Management Agreement) and the Manager is eligible to receive incentive compensation.

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

A summary of our significant accounting policies are described in Note 1 of our consolidated financial statements for the year ended December 28, 2014, included in our Annual Report on Form 10-K.

There have been no changes in critical accounting policies in the current year from those described in our Annual Report on Form 10-K for the year ended December 28, 2014.

Results of Operations

The following table summarizes our historical results of operations for New Media for the three months ended March 29, 2015 and March 30, 2014. References to “same store” results below take into account material acquisitions and divestitures of the Company by adjusting prior year performance to include or exclude financial results as if the Company had owned or divested a business for the comparable period. The Victorville, American Consolidated Media Southwest Group, Petersburg, and Fosters (“Tuck-In”) acquisitions were not considered material.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three months ended March 29, 2015	Three months ended March 30, 2014
Revenues:
Advertising	$143,795	$82,623
Circulation	81,054	44,368
Commercial printing and other	25,768	15,042

Total revenues	250,617	142,033
Operating costs and expenses:
Operating costs	140,712	84,855
Selling, general, and administrative	89,130	50,016
Depreciation and amortization	15,702	9,810
Integration and reorganization costs	1,927	425
Loss (gain) on sale of assets	545	(1)

Operating income (loss)	2,601	(3,072)
Interest expense	6,775	3,806
Amortization of deferred financing costs	2,217	425
Other expense (income)	1	(26)

Loss from continuing operations before income taxes	(6,392)	(7,277)
Income tax benefit	(326)	(586)

Loss from continuing operations	$(6,066)	$(6,691)

Three Months Ended March 29, 2015 Compared To Three Months Ended March 30, 2014

Revenue. Total revenue for the three months ended March 29, 2015 increased by $108.6 million, or 76.4%, to $250.6 million from $142.0 million for the three months ended March 30, 2014. The increase in total revenue was comprised of a $61.2 million, or 74.0%, increase in advertising revenue, a $36.7 million, or 82.7%, increase in circulation revenue, and a $10.7 million, or 71.3%, increase in commercial printing and other revenue. The increase in revenue of $108.6 million includes revenues from our Stephens Media, Halifax Media Group, and The Providence Journal acquisitions of $103.8 million, which is comprised of $58.2 million from advertising, $35.7 million from circulation, and $9.9 million from commercial printing and other.

Same store revenue for the three months ended March 29, 2015 decreased by $0.3 million, or 0.1%. The decrease in same store revenue was comprised of a $1.1 million, or 0.8%, decrease in advertising revenue, which was offset by a $0.6 million, or 0.7%, increase in circulation revenue and a $0.2 million, or 1.1%, increase in commercial printing and other revenue. Same store advertising revenue declines were primarily driven by declines on the print side of our business in the local retail category due to secular pressures and a continuing uncertain economic environment. These secular trends and economic conditions have also led to a decline in our print circulation volumes, which have been offset by price increases in select locations. The $0.2 million increase in commercial printing and other revenue is primarily the result of the growth in Propel, our small business digital marketing service business.

Operating Costs. Operating costs for the three months ended March 29, 2015 increased by $55.9 million, or 65.8%, to $140.7 million from $84.8 million for the three months ended March 30, 2014. The increase in operating costs of $55.9 million includes operating costs from all acquisitions of $57.6 million, which were partially offset by a $1.8 million decrease in the costs related to the remaining operations. This decline in operating costs was primarily due to a decrease in hauling and delivery and newsprint expenses of $1.1 million and $0.6 million, respectively.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 29, 2015 increased by $39.1 million, or 78.2%, to $89.1 million from $50.0 million for the three months ended March 30, 2014. The increase of $39.1 million includes selling, general and administrative expenses from all acquisitions of $36.9 million. The additional $2.2 million increase in selling, general and administrative expenses was primarily due to an increase in outside services and professional and consulting fees of $2.8 million, primarily related to acquisition activities, and $0.6 million, respectively, which were partially offset by a decrease in compensation of $1.5 million.

Integration and Reorganization Costs. During the three months ended March 29, 2015 and March 30, 2014, we recorded integration and reorganization costs of $1.9 million and $0.4 million, respectively, primarily resulting from severance costs related to the continued consolidation of our operations resulting from our ongoing implementation of our plans to reduce costs and preserve cash flow.

Interest Expense. Interest expense for the three months ended March 29, 2015 increased by $3.0 million to $6.8 million from $3.8 million for the three months ended March 30, 2014. The increase in interest expense was primarily due to the increase in our total outstanding debt.

Amortization of Deferred Financing Costs. Amortization of deferred financing costs for the three months ended March 29, 2015 increased by $1.8 million primarily due to the write-off of deferred financing costs related to the 2015 Incremental Revolver (as defined below).

Income Tax Benefit. During the three months ended March 29, 2015 and March 30, 2014, we recorded an income tax benefit of $0.3 million and $0.6 million, respectively, due to the interim period treatment driven by the annualized effective rate in excess of the deferred tax liability related to indefinite lived assets.

Loss from Continuing Operations. Loss from continuing operations for the three months ended March 29, 2015 and March 30, 2014 was $6.1 million and $6.7 million, respectively. Our net loss from continuing operations decreased due to the factors noted above.

Liquidity and Capital Resources

Our primary cash requirements are for working capital, debt obligations and capital expenditures. We have no material outstanding commitments for capital expenditures. We expect our 2015 capital expenditure to total between $11.5 million and $13.5 million. The 2015 capital expenditures will be primarily comprised of projects related to the consolidation of print operations and system upgrades. Our long term debt and debt service obligations were significantly reduced following the Restructuring. For more information on our long term debt and debt service obligations, see Note 6 “Indebtedness” of the consolidated financial statements. Our principal sources of funds have historically been, and are expected to continue to be, cash provided by operating activities.

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

Dividends

On April 28, 2015, the Company announced a first quarter 2015 cash dividend of $0.33 per share of Common Stock, par value $0.01 per share, of New Media. The dividend will be paid on May 21, 2015, to shareholders of record as of the close of business on May 13, 2015.

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

The Local Media Credit Facility was paid in full on June 4, 2014.

New Media Credit Agreement

On June 4, 2014, New Media Holdings II LLC (the “New Media Borrower”), a wholly owned subsidiary of New Media, entered into a credit agreement (the “New Media Credit Agreement”) among the New Media Borrower, New Media Holdings I LLC (“Holdings”), the lenders party thereto, RBS Citizens, N.A. and Credit Suisse Securities (USA) LLC as joint lead arrangers and joint bookrunners, Credit Suisse AG, Cayman Islands Branch as syndication agent and Citizens Bank of Pennsylvania as administration agent which provides for (i) a $200 million senior secured term facility (the “Term Loan Facility” and any loan thereunder, including as part of the Incremental Facility, “Term Loans”) and (ii) a $25 million senior secured revolving credit facility, with a $5 million sub-facility for letters of credit and a $5 million sub-facility for swing loans, (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Senior Secured Credit Facilities”). In addition, the New Media Borrower may request one or more new commitments for term loans or revolving loans from time to time up to an aggregate total of $75 million (the “Incremental Facility”) subject to certain conditions. On June 4, 2014, the New Media Borrower borrowed $200 million under the Term Loan Facility (the

“Initial Term Loans”). The Term Loans mature on June 4, 2020 and the maturity date for the Revolving Credit Facility is June 4, 2019. The proceeds of the Initial Term Loans, which included a $6.7 million original issue discount, were used to repay in full all amounts outstanding under the GateHouse Credit Facilities and the Local Media Credit Facility and to pay fees associated with the financing, with the balance going to the Company for general corporate purposes. The New Media Credit Agreement was amended on July 17, 2014 to cure an omission. On September 3, 2014, the New Media Credit Agreement was amended to provide for the 2014 Incremental Term Loan (as defined below). On November 20, 2014, the New Media Credit Agreement was amended to increase the amount of the Incremental Facility that may be requested after the date of the amendment to $225 million. On January 9, 2015, the New Media Credit Agreement was amended to provide for the 2015 Incremental Term Loan (as defined below) and the 2015 Incremental Revolver (as defined below). On February 13, 2015, the New Media Credit Agreement was amended to provide for the replacement of the existing term loans under the Term Loan Facility (including the 2014 Incremental Term Loan and the 2015 Incremental Term Loan) with a new class of replacement term loans (the “Replacement Term Loans”) on the same terms as the existing term loans except that the Replacement Term Loans are subject to a 1.00% prepayment premium for any prepayments made in connection with certain repricing transactions effected within six months of the date of the amendment. This amendment was considered a modification and the related $0.1 million of fees were expensed during the quarter. On March 6, 2015, the New Media Credit Agreement was amended to provide for $15 million in additional revolving commitments under the Incremental Facility. In connection with this transaction, the Company incurred approximately $0.2 million of fees and expenses which were capitalized as deferred financing costs. As of March 29, 2015, $29 million was drawn under the Revolving Credit Facility.

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

One lender under the New Media Credit Agreement was also a lender under the GateHouse Credit Facilities. This portion of the transaction was accounted for as a modification under ASC Subtopic 470-50, “Debt Modifications and Extinguishments” (“ASC Subtopic 470-50”), as the difference between the present value of the cash flows under the New Media Credit Agreement and the present value of the cash flows under the GateHouse Credit Facilities was less than 10%. The unamortized deferred financing costs and original issuance discount balances as of the refinance date pertaining to this lender’s portion of the GateHouse Credit Facilities will be amortized over the terms of the new facility. The remaining portion of the GateHouse Credit Facilities and the Local Media Credit Facility debt refinancing constituted an extinguishment of debt under ASC Subtopic 470-50, and was accounted for accordingly. In connection with this 2014 transaction, the Company incurred approximately $10.2 million of fees and expenses, of which $6.7 million were recognized as original issue discount and $1.7 million were capitalized as deferred financing costs. These amounts will be amortized over the term of the new Senior Secured Credit Facilities. Additionally, the Company recorded a loss on early extinguishment of debt of $9.0 million associated with this transaction, which consisted of the write-off of unamortized deferred financing costs and other expenses not eligible for capitalization under ASC Subtopic 470-50.

On September 3, 2014, the New Media Credit Agreement was amended to provide for additional term loans under the Incremental Facility in an aggregate principal amount of $25 million (such term loans, the “2014 Incremental Term Loan,” and such amendment, the “2014 Incremental Amendment”) in connection with the acquisition of the assets of The Providence Journal. The 2014 Incremental Term Loan is on terms identical to the term loans that were extended pursuant to the New Media Credit Agreement and will mature on June 4, 2020. In addition, the New Media Borrower was required to pay an upfront fee of 2.00% of the aggregate amount of the 2014 Incremental Term Loan as of the effective date of the 2014 Incremental Amendment. This amendment was considered a modification and the related $0.6 million of fees were expensed during the quarter. On January 9, 2015, the New Media Credit Agreement was amended (such amendment, the “2015 Incremental Amendment”) to provide for $102 million in additional term loans (the “2015 Incremental Term Loan”) and $50 million in additional revolving commitments (the “2015 Incremental Revolver”) under the Incremental Facility and to make certain amendments to the Revolving Credit Facility in connection with the Halifax Media acquisition. The 2015 Incremental Term Loan is on terms identical to the term loans that were extended pursuant to the New Media Credit Agreement and will mature on June 4, 2020. In addition, the New Media Borrower was required to pay an upfront fee of 1.00% of the aggregate amount of the 2015 Incremental Term Loan and the 2015 Incremental Revolver as of the effective date of the 2015 Incremental Amendment. On January 20, 2015, the outstanding loans under the 2015 Incremental Revolver were repaid with the proceeds of a common stock offering by New Media and the 2015 Incremental Revolver commitments were terminated. In connection with this transaction, we incurred approximately $5.4 million of fees and expenses. The lender fees for the 2015 Incremental Term Loan increased the original issue discount by $3.3 million. Third party expenses of $0.1 million were allocated to new lenders, capitalized as deferred financing costs, and will be amortized over the remaining term of the loan. Third party expenses of $0.2 million were allocated to existing lenders and were expensed during the quarter. Lender fees and third party expenses of $1.8 million were allocated to the 2015 Incremental Revolver, capitalized, and written off to amortization of deferred financing costs after the balance of the 2015 Incremental Revolver was repaid.

As of March 29, 2015, the Company is in compliance with all of the covenants and obligations under the New Media Credit Agreement.

Advantage Credit Agreements

In connection with the purchase of the assets of Halifax Media, which closed on January 9, 2015, CA Daytona Holdings, Inc. (the “Florida Advantage Borrower”) and CA Alabama Holdings, Inc. (the “Alabama Advantage Borrower”, and, collectively with the Florida Advantage Borrower, the “Advantage Borrowers”), each subsidiaries of the Company, agreed to assume all of the obligations of Halifax Media and its affiliates required to be performed after the closing date in respect of each of (i) that certain Consolidated Amended and Restated Credit Agreement dated January 6, 2012 among Halifax Media Acquisition LLC, Advantage Capital Community Development Fund XXVIII, L.L.C., and Florida Community Development Fund II, L.L.C., as amended pursuant to that certain First Amendment to Consolidated Amended and Restated Credit Agreement dated June 27, 2012 and that certain Second Amendment to Consolidated Amended and Restated Credit Agreement, dated June 18, 2013, and all rights and obligations thereunder and related thereto (the “Halifax Florida Credit Agreement”), and (ii) that certain Credit Agreement dated June 18, 2013 between Halifax Alabama, LLC and Southeast Community Development Fund V, L.L.C. (the “Halifax Alabama Credit Agreement” and, together with the Halifax Florida Credit Agreement, the “Advantage Credit Agreements”), respectively. In consideration therefor, the amount of cash payable by the Company to Halifax Media on the closing date was reduced by approximately $18 million, representing the aggregate principal amount outstanding plus the aggregate amount of accrued interest through the closing date under each of the Advantage Credit Agreements (the debt under the Halifax Florida Credit Agreement, the “Advantage Florida Debt”; the debt under the Halifax Alabama Credit Agreement, the “Advantage Alabama Debt”; and the Advantage Florida Debt and the Advantage Alabama Debt, collectively, the “Advantage Debt”).

The Advantage Florida Debt is in the principal amount of $10 million and bears interest at the rate of 5.25% per annum, payable quarterly in arrears, maturing on December 31, 2016. The Advantage Alabama Debt is in the principal amount of $8 million and bears interest at the rate of LIBOR plus 6.25% per annum (with a minimum of 1% LIBOR) payable quarterly in arrears, maturing on March 31, 2019. The Advantage Debt is secured by a perfected second priority security interest in all the assets of the Borrowers and certain other subsidiaries of the Company, subject to the limitation that the maximum amount of secured obligations is $15 million. The Advantage Credit Facilities are unconditionally guaranteed by Holdings I and certain subsidiaries of the New Media Borrowers and are required to be guaranteed by all future material wholly-owned domestic subsidiaries, subject to certain exceptions. The Advantage Debt is subordinated to the New Media Credit Facilities pursuant to an intercreditor agreement.

The Advantage Credit Agreements contain covenants substantially consistent with those contained in the New Media Credit Facilities in addition to those required for compliance with the New Markets Tax Credit program. The Advantage Borrowers are permitted to make voluntary prepayments at any time without premium or penalty. The Advantage Borrowers are required to repay borrowings under the Advantage Credit Agreements (without payment of a premium) with (i) net cash proceeds of certain debt obligations (except as otherwise permitted under the Advantage Credit Agreements) and (ii) net cash proceeds from non-ordinary course asset sales (subject to reinvestment rights and other exceptions).

The Advantage Credit Agreements contain customary representations and warranties and customary affirmative and negative covenants applicable to the Advantage Borrowers and certain of the Company subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, fundamental changes, dispositions, and dividends and other distributions. The Advantage Credit Agreements contain a financial covenant that requires Holdings I, the New Media Borrower and the New Media Borrower’s subsidiaries to maintain a maximum total leverage ratio of 3.75 to 1.00. The Advantage Credit Agreements contain customary events of default.

Refer to Note 6 of the condensed consolidated financial statements for further discussion of the Advantage Credit Agreements.

Cash Flows

The following table summarizes our historical cash flows.

	Three months ended March 29, 2015	Three months ended March 30, 2014
Cash provided by operating activities	$25,055	$1,510
Cash used in investing activities	(380,226)	(8,665)
Cash provided by (used in) financing activities	258,391	(2,709)

The discussion of our cash flows that follows is based on our historical cash flows for the three months ended March 29, 2015 and March 30, 2014.

Cash Flows from Operating Activities. Net cash provided by operating activities for the three months ended March 29, 2015 was $25.0 million, an increase of $23.5 million when compared to $1.5 million of cash provided by operating activities for the three months ended March 30, 2014. This $23.5 million increase was the result of an increase in cash provided by working capital of $16.4 million, an increase in non-cash charges of $6.5 million and a decrease in net loss of $0.6 million.

The $16.4 million increase in cash provided by working capital for the three months ended March 29, 2015 when compared to the three months ended March 30, 2014 is primarily attributable to an increase in accrued expenses which was partially offset by a decrease in accounts payable.

The $6.5 million increase in non-cash charges primarily consisted of an increase in depreciation and amortization of $5.9 million, an increase in loss on sale of assets of $0.5 million, an increase in non-cash interest expense of $0.5 million, and an increase in non-cash compensation expense of $0.1 million. These increases were partially offset by a decrease in amortization of deferred financing costs of $0.3 million and a decrease in deferred income taxes of $0.3 million.

Cash Flows from Investing Activities. Net cash used in investing activities for the three months ended March 29, 2015 was $380.2 million. During the three months ended March 29, 2015, we used $378.5 million, net of cash acquired, for acquisitions and $1.7 million for capital expenditures.

Net cash used in investing activities for the three months ended March 30, 2014 was $8.7 million. During the three months ended March 30, 2014, we used $8.0 million, net of cash acquired, for acquisitions and $0.8 million for capital expenditures, which was offset by $0.1 million we received from the sale of publications and other assets.

Cash Flows from Financing Activities. Net cash provided by financing activities for the three months ended March 29, 2015 was $258.4 million due to the issuance of common stock of $150.0 million from the public offering, net of underwriters’ discount and offering costs, borrowings under term loans of $98.7 million, and borrowings under the revolving credit facility of $84.0 million, which were offset by repayments under the revolving credit facility of $60.0 million, payment of dividends of $13.3 million, repayments under term loans of $0.6 million, and the payment of debt issuance costs of $0.4 million.

Net cash used in financing activities for the three months ended March 30, 2014 was $2.7 million due to a repayment under the revolving credit facility of $3.1 million, the payment of debt issuance costs of $2.6 million, and the repayments under term loans of $1.1 million, which was offset by borrowings under the revolving credit facility of $4.1 million.

Changes in Financial Position

The discussion that follows highlights significant changes in our financial position and working capital from December 28, 2014 to March 29, 2015.

Accounts Receivable. Accounts receivable increased $36.9 million from December 28, 2014 to March 29, 2015, which relates to $47.5 million of assets acquired in the three month period ending March 29, 2015, which was partially offset by the timing of cash collections and lower same store revenue recognized in the 2015 three month period compared to 2014.

Inventory. Inventory increased $6.3 million from December 28, 2014 to March 29, 2015, which relates primarily to acquisitions during the first three months of 2015.

Prepaid Expenses. Prepaid expenses increased $5.6 million from December 28, 2014 to March 29, 2015, of which $4.3 million relates to acquisitions during the first three months of 2015.

Property, Plant, and Equipment. Property, plant, and equipment increased $140.1 million during the period from December 28, 2014 to March 29, 2015, of which $150.8 million relates to assets acquired and $1.7 million used for capital expenditures, which was partially offset by depreciation of $11.9 million and $0.5 million relates to assets sold.

Goodwill. Goodwill increased $41.2 million from December 28, 2014 to March 29, 2015, which relates to acquisitions during the first three months of 2015.

Intangible Assets. Intangible assets increased $190.1 million from December 28, 2014 to March 29, 2015, of which $193.9 million relates to acquisitions during the first three months of 2015, which was offset by $3.8 million of amortization.

Current Portion of Long-term Debt. Current portion of long-term debt increased $1.0 million from December 28, 2014 to March 29, 2015, due to the reclassification of long-term debt to current portion of long-term debt.

Accounts Payable. Accounts payable increased $3.9 million from December 28, 2014 to March 29, 2015, of which $12.9 million relates to acquisitions during the first three months of 2015, which was partially offset by the timing of vendor payments.

Accrued Expenses. Accrued expenses increased $22.5 million from December 28, 2014 to March 29, 2015, of which $8.7 million relates to acquisitions during the first three months of 2015, an increase in accrued payroll of $4.7 million due to timing of pay periods, an increase in accrued health insurance of $3.7 million, an increase in accrued vacation of $2.8 million, and an increase in accrued interest of $2.0 million due to the timing of interest payments and higher debt levels.

Deferred Revenue. Deferred revenue increased $26.7 million from December 28, 2014 to March 29, 2015, which relates to acquisitions during the first three months of 2015.

Long-term Debt. Long-term debt increased $139.7 million from December 28, 2014 to March 29, 2015, due to borrowings under term loans of $98.7 million, which includes a $3.3 million original issue discount, borrowings under the revolving credit facility of $84.0 million, debt assumed from the Halifax Media Group acquisition of $18.0 million, and $0.6 million non-cash interest expense. These increases were offset by repayments under the revolving credit facility of $60.0 million, a $1.0 million reclassification from long-term debt to current portion of long-term debt, and repayments under long-term debt of $0.6 million,

Additional Paid-in Capital. Additional paid-in capital increased $137.0 million from December 28, 2014 to March 29, 2015, which resulted primarily from the issuance of common stock from the public offering of $149.9 million, net of underwriters’ discount and offering costs, which was partially offset by the payment of dividends of $13.3 million.

(Accumulated Deficit) Retained Earnings. Retained earnings decreased $6.1 million from December 28, 2014 to March 29, 2015, due to a net loss of $6.1 million.

Summary Disclosure About Contractual Obligations and Commercial Commitments

Other than normal payments and servicing of our obligations, there have been no other significant changes to our contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 28, 2014.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements reasonably likely to have a current or future effect on our financial statements.

Contractual Commitments

On June 4, 2014, the New Media Borrower, a wholly owned indirect subsidiary of New Media Investment Group Inc., entered into the New Media Credit Agreement among the New Media Borrower, Holdings, the lenders party thereto, RBS Citizens, N.A. and Credit Suisse Securities (USA) LLC as joint lead arrangers and joint bookrunners, Credit Suisse AG, Cayman Islands Branch as syndication agent and Citizens Bank of Pennsylvania as administration agent which provides for (i) a $200 million Term Loan Facility and (ii) a $25 million Revolving Credit Facility, which may be used for the issuance of one or more letters of credit from time to time and one or more swing line loans from time to time. In addition, the New Media Borrower may request additional commitments under a $75 million Incremental Facility. On June 4, 2014, the New Media Borrower borrowed $200 million under the Initial Term Loans. The Term Loan Facility mature on June 4, 2020 and the maturity date for the Revolving Credit Facility is June 4, 2019. The New Media Credit Agreement was amended on July 17, 2014 to cure an omission. On November 20, 2014, the New Media Credit Agreement was amended to increase the amount of the Incremental Facility that may be requested after the date of the amendment to $225 million. On September 3, 2014, the New Media Credit Agreement was amended to provide for the 2014 Incremental Term Loan. On February 13, 2015, the New Media Credit Agreement was amended to provide for the replacement of the existing term loans under the Term Loan Facility (including the 2014 Incremental Term Loan and the 2015 Incremental Term Loan) with a new class of Replacement Term Loans. On March 6, 2015, the New Media Credit Agreement was amended to provide for $15 million in additional revolving commitments under the Incremental Facility.

The proceeds of the Initial Term Loans were used to repay in full all amounts outstanding under (i) the GateHouse First Lien Credit Facility dated as of November 26, 2013, among GMIH, the additional borrowers named therein, the guarantors named therein, PNC Bank, National Association, as administrative agent, Crystal Financial LLC, as term loan B agent, and the lenders and other parties thereto, (ii) the GateHouse Second Lien Credit Facility dated as of November 26, 2013, among GMIH, the guarantors named therein and Mutual Quest Fund as lender and (iii) the Credit Agreement dated as of September 3, 2013, among Local Media Group, Inc., Local Media Group Holdings LLC, the subsidiary borrowers named therein, Capital One Business Credit Corp. as administrative agent and collateral agent, and the lenders and other parties thereto, as amended by Amendment No. 1 on October 17, 2013 and by Amendment No. 2 on February 28, 2014.

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

Repayments made under the Term Loans are equal to 1.00% annually of the original principal amount in equal quarterly installments for the life of the Term Loans, with the remainder due at maturity. The New Media Borrower is permitted to make voluntary prepayments at any time without premium or penalty, except in the case of prepayments made in connection with certain repricing transactions with respect to the Term Loans effected within six months of February 13, 2015, to which a 1.00% prepayment premium applies. The New Media Borrower is required to repay borrowings under the Senior Secured Credit Facilities (without payment of a premium) with (i) net cash proceeds of certain debt obligations (except as otherwise permitted under the New Media Credit Agreement), (ii) net cash proceeds from non-ordinary course asset sales (subject to reinvestment rights and other exceptions), and (iii) commencing with the Company’s fiscal year started December 30, 2013, 100% of Excess Cash Flow (as defined in the New Media Credit Agreement), subject to step-downs to 50%, 25% and 0% of Excess Cash Flow based on achievement of total leverage ratios of 3:00 to 1.00, 2:75 to 1.00 and 2.50 to 1.00, respectively.

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

On September 3, 2014, the New Media Borrower, Holdings and certain of Holdings’ subsidiaries entered into an amendment to the New Media Borrower’s senior secured credit facilities (the “2014 Incremental Amendment”) with the several banks and other financial institutions or entities party thereto as the incremental term lenders (the “2014 Incremental Term Lenders”) and Citizens Bank of Pennsylvania, as administrative agent. By entering into the 2014 Incremental Amendment, the 2014 Incremental Term Lenders agreed to provide additional dollar-denominated term loans in an aggregate principal amount of $25 million (the “2014 Incremental Term Loan”), which was used to finance a portion of The Providence Journal acquisition. The 2014 Incremental Term Loan is on terms identical to the Initial Term Loans that were extended pursuant to the New Media Credit Agreement and will mature on June 4, 2020. In addition, the New Media Borrower is required to pay an upfront fee of 2.00% of the aggregate amount of the 2014 Incremental Term Loan as of the effective date of the 2014 Incremental Amendment.

On January 9, 2015, the New Media Credit Agreement was amended to provide for $102,000 in additional term loans and $50,000 in additional revolving commitments under the Incremental Facility and to make certain amendments to the Revolving Credit Facility in connection with the Halifax Media acquisition. The 2015 Incremental Term Loan is on terms identical to the term loans that were extended pursuant to the New Media Credit Agreement and will mature on June 4, 2020. In addition, the New Media Borrower was required to pay an upfront fee of 1.00% of the aggregate amount of the 2015 Incremental Term Loan and the 2015 Incremental Revolver as of the effective date of the 2015 Incremental Amendment. On January 20, 2015, the outstanding loans under the 2015 Incremental Revolver were repaid with the proceeds of a common stock offering by New Media and the 2015 Incremental Revolver commitments were terminated.

The New Media Credit Agreement was amended on February 13, 2015 to provide for the replacement of the existing term loans under the Term Loan Facility with a new class of replacement term loans on the same terms as the existing term loans except that the Replacement Term Loans are subject to a 1.00% prepayment premium for any prepayments made in connection with certain repricing transactions effected within six months of the date of the amendment.

The New Media Credit Agreement was further amended on March 6, 2015 to provide for $15,000 in additional revolving commitments under the Incremental Facility.

Advantage Credit Agreements

In connection with the purchase of the assets of Halifax Media, which closed on January 9, 2015, Advantage Borrowers agreed to assume all of the obligations of Halifax Media and its affiliates required to be performed after the closing date in respect to the Advantage Credit Agreements. In consideration therefor, the amount of cash payable by the Company to Halifax Media on the closing date was reduced by approximately $18 million, representing the aggregate principal amount outstanding plus the aggregate amount of accrued interest through the closing date under each of the Advantage Credit Agreements.

The Advantage Florida Debt is in the principal amount of $10 million and bears interest at the rate of 5.25% per annum, payable quarterly in arrears, maturing on December 31, 2016. The Advantage Alabama Debt is in the principal amount of $8 million and bears interest at the rate of LIBOR plus 6.25% per annum (with a minimum of 1% LIBOR) payable quarterly in arrears, maturing on March 31, 2019. The Advantage Debt is secured by a perfected second priority security interest in all the assets of the Borrowers and certain other subsidiaries of the Company, subject to the limitation that the maximum amount of secured obligations is $15 million. The Advantage Credit Facilities are unconditionally guaranteed by Holdings I and certain subsidiaries of the New Media Borrowers and are required to be guaranteed by all future material wholly-owned domestic subsidiaries, subject to certain exceptions The Advantage Debt is subordinated to the New Media Credit Facilities pursuant to an intercreditor agreement.

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

The table below shows the reconciliation of loss from continuing operations to Adjusted EBITDA for the periods presented:

	Three months ended March 29, 2015	Three months ended March 30, 2014
	(in thousands)
Loss from continuing operations	$(6,066)	$(6,691)
Income tax expense (benefit)	(326)	(586)
Gain on derivative instruments, included in other expense (income)	—	(25)
Amortization of deferred financing costs	2,217	425
Interest expense	6,775	3,806
Depreciation and amortization	15,702	9,810

Adjusted EBITDA from continuing operations	$18,302 (a)	$6,739 (b)

(a)	Adjusted EBITDA for the three months ended March 29, 2015 included net expenses of $6,974, related to transaction and project costs, non-cash compensation, and other expense of $4,502, integration and reorganization costs of $1,927 and a $545 loss on the sale of assets.
(b)	Adjusted EBITDA for the three months ended March 30, 2014 included net expenses of $2,361, which are one-time in nature or non-cash compensation. Included in these net expenses of $2,361 is non-cash compensation and other expense of $1,937, integration and reorganization costs of $425 and a $1 gain on the sale of assets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the three month period ended March 29, 2015, there were no material changes to the quantitative and qualitative disclosures about market risk that were presented in Item 7A of our Annual Report on Form 10-K for the year ended December 28, 2014.

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

Part II. — OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to the legal proceedings previously disclosed under “Legal Proceedings” included in our Annual Report on Form 10-K filed with the SEC on March 6, 2015.

Item 1A. Risk Factors

There have been no material changes or additions to the risk factors previously disclosed under “Risk Factors” included in our Annual Report on Form 10-K filed with the SEC on March 6, 2015.

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

NEW MEDIA INVESTMENT GROUP INC.

Date: April 30, 2015	/s/ Gregory W. Freiberg
Gregory W. Freiberg
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit No.	Description

** 2.9	Amendment to the Asset Purchase Agreement, dated as of January 9, 2015, by and among Cummings Acquisition, Inc. and the sellers party thereto (incorporated herein by reference to Exhibit 2.2 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed January 12, 2015).

** 2.10	Asset Purchase Agreement dated as of February 19, 2015, by and among Stephens Media, LLC, Stephens Media Iowa, LLC and Stephens Media Intellectual Property, LLC and DB Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed February 23, 2015).

10.36	Third Amendment to Credit Agreement, dated as of January 9, 2015, among New Media Holdings I LLC, New Media Holdings II LLC, the loan parties party thereto, the several banks and other financial institutions or entities party thereto as incremental term lenders, the revolving credit lenders and Citizens Bank of Pennsylvania, as administrative agent (incorporated herein by reference to Exhibit 10.1 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed January 12, 2015).

10.37	Fourth Amendment to Credit Agreement, dated as of February 13, 2015, among New Media Holdings I LLC, New Media Holdings II LLC, the loan parties party thereto, the term loan lenders, the other lenders party thereto and Citizens Bank of Pennsylvania, as administrative agent (incorporated by reference to Exhibit 10.1 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed February 20, 2015).

10.38	Parent Guaranty, dated as of February 19, 2015, in connection with the Asset Purchase Agreement dated as of February 19, 2015, among New Media Investment Group Inc., New Media Holdings I LLC and the sellers party thereto (incorporated by reference to Exhibit 10.1 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed February 23, 2015).

10.39	Amended and Restated Management and Advisory Agreement, dated March 6, 2015, between New Media Investment Group Inc. and FIG LLC (incorporated by reference to Exhibit 10.39 to New Media Investment Group Inc.’s Annual Report on Form 10-K, filed March 6, 2015).

10.40	Fifth Amendment to Credit Agreement, dated as of March 6, 2015, among New Media Holdings I LLC, New Media Holdings II LLC, the loan parties party thereto, HSBC Bank USA, National Association and Deutsche Bank AG New York Branch as additional lenders and Citizens Bank of Pennsylvania, as administrative agent (incorporated by reference to Exhibit 10.1 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed March 12, 2015).

* 31.1	Rule 13a-14(a)/15d-14(d) Certification of Principal Executive Officer under the Securities Exchange Act of 1934 (included herewith).

* 31.2	Rule 13a-14(a)/15d-14(d) Certification of Principal Financial Officer under the Securities Exchange Act of 1934 (included herewith).

* 32.1	Section 1350 Certifications (included herewith).

* 101.INS	XBRL Instance Document

* 101.SCH	XBRL Taxonomy Extension Schema

* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

* 101.DEF	XBRL Taxonomy Extension Definition Linkbase

* 101.LAB	XBRL Taxonomy Extension Label Linkbase

* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. New Media hereby undertakes to supplementally furnish copies of any of the omitted schedules upon request by the SEC.