Form 10-Q
period 2015-06-28
New Media Investment Group Inc.
filed 2015-07-30
CIK 1579684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number:001-36097

New Media Investment Group Inc.

(Exact name of registrant as specified in its charter)

Delaware	38-3910250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1345 Avenue of the Americas,
New York, NY (Address of principal executive offices)	10105 (Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 28, 2015, 44,676,322 shares of the registrant’s common stock were outstanding.

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 28, 2015 (unaudited) and December 28, 2014	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 28, 2015 and June 29, 2014	4

	Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 28, 2015	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 28, 2015 and June 29, 2014	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	40

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3.	Defaults Upon Senior Securities	40

Item 4.	Mine Safety Disclosures	40

Item 5.	Other Information	40

Item 6.	Exhibits	40

	Signatures	41

Item 1.	Financial Statements

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 28, 2015	December 28, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,674	$123,709
Restricted cash	6,967	6,467
Accounts receivable, net of allowance for doubtful accounts of $4,304 and $3,462 at June 28, 2015 and December 28, 2014, respectively	136,787	80,151
Inventory	18,820	9,824
Prepaid expenses	15,180	9,129
Deferred income taxes	4,315	4,269
Other current assets	11,585	10,632

Total current assets	206,328	244,181
Property, plant, and equipment, net of accumulated depreciation of $65,139 and $40,172 at June 28, 2015 and December 28, 2014, respectively	451,793	283,786
Goodwill	175,147	134,042
Intangible assets, net of accumulated amortization of $15,625 and $7,709 at June 28, 2015 and December 28, 2014, respectively	345,665	156,742
Deferred financing costs, net	3,442	3,252
Other assets	3,050	3,092

Total assets	$1,185,425	$825,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term liabilities	$632	$650
Current portion of long-term debt	3,509	2,250
Accounts payable	12,257	9,306
Accrued expenses	80,589	47,061
Deferred revenue	66,028	35,806

Total current liabilities	163,015	95,073
Long-term liabilities:
Long-term debt	383,101	219,802
Long-term liabilities, less current portion	7,137	5,609
Deferred income taxes	7,435	7,090
Pension and other postretirement benefit obligations	12,709	13,394

Total liabilities	573,397	340,968

Stockholders’ equity:
Common stock, $0.01 par value, 2,000,000,000 shares authorized at June 28, 2015 and December 28, 2014; 44,676,322 and 37,466,495 issued and outstanding at June 28, 2015 and December 28, 2014, respectively	445	375
Additional paid-in capital	606,876	484,220
Accumulated other comprehensive loss	(4,423)	(4,469)
Retained earnings	9,130	4,001

Total stockholders’ equity	612,028	484,127

Total liabilities and stockholders’ equity	$1,185,425	$825,095

See accompanying notes to unaudited condensed consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share data)

	Three months ended June 28, 2015	Three months ended June 29, 2014	Six months ended June 28, 2015	Six months ended June 29, 2014
Revenues:
Advertising	$177,019	$95,837	$320,814	$178,460
Circulation	91,763	46,102	172,814	90,471
Commercial printing and other	30,698	16,494	56,468	31,535

Total revenues	299,480	158,433	550,096	300,466
Operating costs and expenses:
Operating costs	160,347	87,615	301,059	172,470
Selling, general, and administrative	99,667	52,235	188,797	102,251
Depreciation and amortization	17,387	10,109	33,088	19,918
Integration and reorganization costs	1,656	412	3,583	837
Loss on sale or disposal of assets	925	688	1,470	687

Operating income	19,498	7,374	22,099	4,303
Interest expense	7,458	3,827	14,233	7,632
Amortization of deferred financing costs	165	333	2,382	758
Loss on early extinguishment of debt	—	9,047	—	9,047
Other income	(19)	(83)	(18)	(107)

Income (loss) before income taxes	11,894	(5,750)	5,502	(13,027)
Income tax expense (benefit)	699	(2,481)	373	(3,067)

Net income (loss)	$11,195	$(3,269)	$5,129	$(9,960)

Income (loss) per share:
Basic:
Net income (loss)	$0.25	$(0.11)	$0.12	$(0.33)
Diluted:
Net income (loss)	$0.25	$(0.11)	$0.12	$(0.33)
Dividends declared per share	$0.33	$—	$0.63	$—

Basic weighted average shares outstanding	44,676,322	30,000,000	43,762,848	30,000,000
Effect of dilutive securities	201,430	—	240,084	—

Diluted weighted average shares outstanding	44,877,752	30,000,000	44,002,932	30,000,000

Comprehensive income (loss)	$11,218	$(3,269)	$5,175	$(9,960)

See accompanying notes to unaudited condensed consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(In thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total
	Shares	Amount
Balance at December 29, 2014	37,466,495	$375	$484,220	$(4,469)	$4,001	$484,127
Net income	—	—	—	—	5,129	5,129
Net actuarial loss and prior service cost, net of income taxes of $0	—	—	—	46	—	46
Restricted share grants	209,827	—	225	—	—	225
Non-cash compensation expense	—	—	515	—	—	515
Issuance of common stock, net of underwriter’s discount	7,000,000	70	150,059	—	—	150,129
Common stock cash dividend	—	—	(28,143)	—	—	(28,143)

Balance at June 28, 2015	44,676,322	$445	$606,876	$(4,423)	$9,130	$612,028

See accompanying notes to unaudited condensed consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six months ended June 28, 2015	Six months ended June 29, 2014
Cash flows from operating activities:
Net income (loss)	$5,129	$(9,960)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	33,088	19,918
Amortization of deferred financing costs	324	758
Gain on derivative instruments	—	(25)
Non-cash compensation expense	515	21
Non-cash interest expense	1,067	107
Non-cash loss on early extinguishment of debt	—	5,949
Deferred income taxes	299	—
Loss on sale or disposal of assets	1,470	687
Pension and other postretirement benefit obligations	(657)	(669)
Changes in assets and liabilities:
Accounts receivable, net	6,467	6,783
Inventory	713	392
Prepaid expenses	(172)	234
Other assets	(1,301)	(4,046)
Accounts payable	(12,237)	(5,667)
Accrued expenses	17,260	(12,106)
Deferred revenue	(2,111)	594
Other long-term liabilities	1,333	211

Net cash provided by operating activities	51,187	3,181

Cash flows from investing activities:
Purchases of property, plant, and equipment	(3,886)	(1,639)
Proceeds from sale of assets	717	311
Acquisitions, net of cash acquired	(425,534)	(8,028)

Net cash used in investing activities	(428,703)	(9,356)

Cash flows from financing activities:
Payment of debt issuance costs	(525)	(4,565)
Borrowings under term loans	122,872	193,275
Borrowings under revolving credit facility	84,000	7,068
Repayments under term loans	(1,381)	(157,999)
Repayments under revolving credit facility	(60,000)	(32,068)
Payment of offering costs	(1,343)	—
Issuance of common stock, net of underwriter’s discount	150,866	—
Payment of dividends	(28,008)	—

Net cash provided by financing activities	266,481	5,711

Net decrease in cash and cash equivalents	(111,035)	(464)
Cash and cash equivalents at beginning of period	123,709	31,811

Cash and cash equivalents at end of period	$12,674	$31,347

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

The Company’s operating segments (Large Community Newspapers, Small Community Newspapers, Local Media, Recent Acquisitions and Ventures) are aggregated into one reportable segment.

The newspaper industry, the Company and the Predecessor have experienced declining same store revenue and profitability over the past several years. As a result, the Company’s Predecessor previously implemented, and the Company continues to implement, plans to reduce costs and preserve cash flow. This includes cost reduction programs and the sale of non-core assets. The Company believes these initiatives along with cash provided by operating activities will provide it with the financial resources necessary to invest in the business and provide sufficient cash flow to enable the Company to meet its commitments.

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

On February 24, 2015, a grant of restricted shares totaling 200,092 shares was made to the Company’s Employees (as defined below). See Note 3.

In March 2015, the Company issued 9,735 shares of its common stock to its Non-Officer Directors (as defined below) to settle a liability of $225 for 2014 services.

For the three and six months ended June 28, 2015, the Company excluded 1,362,479 and 1,362,479 common stock warrants and 700,000 and 0 stock options, respectively, from the computation of diluted income per share because their effect would have been antidilutive. For the three and six months ended June 29, 2014, the Company excluded 1,362,479 common stock warrants and 15,870 restricted stock grants from the computation of diluted income per share because their effect would have been antidilutive.

On April 30, 2015, the Company announced a first quarter 2015 cash dividend of $0.33 per share of Common Stock, par value $0.01 per share, of New Media. The dividend was paid on May 21, 2015, to shareholders of record as of the close of business on May 13, 2015.

Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component for the six months ended June 28, 2015 and June 29, 2014 are outlined below.

	Net actuarial loss and prior service cost (1)	Total
For the six months ended June 29, 2014:
Balance at December 29, 2013	$458	$458

Other comprehensive income before reclassifications	—	—
Amounts reclassified from accumulated other comprehensive income	—	—

Net current period other comprehensive income, net of taxes	—	—

Balance at June 29, 2014	$458	$458

For the six months ended June 28, 2015:
Balance at December 28, 2014	$(4,469)	$(4,469)

Other comprehensive income before reclassifications	—	—
Amounts reclassified from accumulated other comprehensive income	46	46

Net current period other comprehensive income, net of taxes	46	46

Balance at June 28, 2015	$(4,423)	$(4,423)

(1)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost and there was no amortization during the six months ended June 29, 2014 due to the impact of fresh start accounting. See Note 9.

The following table presents reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended June 28, 2015 and June 29, 2014.

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three months ended June 28, 2015	Three months ended June 29, 2014	Six months ended June 28, 2015	Six months ended June 29, 2014	Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income (Loss)
Amortization of unrecognized loss	$23	$—	$46	$—	(1)

Amounts reclassified from accumulated other comprehensive loss	23	—	46	—	Income (loss) from continuing operations before income taxes
Income tax expense	—	—	—	—	Income tax expense (benefit)

Amounts reclassified from accumulated other comprehensive loss, net of taxes	$23	$—	$46	$—	Net income (loss)

(1)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost. See Note 9.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance would have been effective for annual and interim reporting periods beginning after December 15, 2016. In July 2015, the FASB decided to defer for one year the effective date of the new revenue standard (ASU 2014-09) for public and non-public entities reporting under U.S. GAAP. The FASB also decided to permit entities to early adopt the standard. The Company is currently reviewing the amendments in ASU No. 2014-09, but does not expect them to have a material impact on the financial statements.

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

(2) Business Combinations

Stephens Media, LLC

On March 18, 2015, a wholly owned subsidiary of the Company completed its acquisition of the assets of Stephens Media, LLC (“Stephens Media”) for an aggregate purchase price, including estimated working capital, of $110,773. The Stephens Media acquisition was financed with cash on hand. The purchase price was allocated to the fair value of the net assets acquired and any excess value over the tangible and identifiable intangible assets was recorded as goodwill. The acquisition includes nine daily newspapers, 35 weekly publications and 15 shoppers serving communities throughout the United States with a combined average daily circulation of approximately 221 and 244 on Sunday. The acquisition was completed because of the attractive nature of the newspaper assets and cash flows as well as the cost saving opportunities.

The Company accounted for the material business combination of Stephens Media under the acquisition method of accounting. The net assets, including goodwill have been recorded in the consolidated balance sheet at their fair values in accordance with ASC 805. The fair value determination of the assets acquired and liabilities assumed are preliminary based upon all information available to us at the present time and are subject to working capital and other adjustments. The value assigned to property, plant and equipment, intangible assets and goodwill is preliminary and subject to the completion of valuations to determine the fair market value of the tangible and intangible assets. The final calculation of working capital and other adjustments and determination of fair values for tangible and intangible assets may result in different allocations among the various asset classes from those set forth below and any such differences could be material.

The following table summarizes the preliminary fair values of Stephens Media assets and liabilities:

Current assets	$16,189
Property, plant and equipment	55,453
Licensing agreements	18,150
Advertiser relationships	8,090
Subscriber relationships	3,070
Customer relationships	610
Mastheads	8,890
Goodwill	9,530

Total assets	119,982
Current liabilities	9,209

Total liabilities	9,209

Net assets	$110,773

The Company obtained a third party independent valuation to assist in the determination of the fair values of certain assets acquired and liabilities assumed. The property, plant and equipment valuation includes an analysis of recent comparable sales and offerings of land parcels in each of the subject’s markets. The estimated fair value is supported by the consideration paid and was determined using standard generally accepted appraisal practices and valuation procedures. The valuation firm used the three basic approaches to value: the cost approach (used for equipment where an active secondary market is not available and building improvements), the direct sales comparison (market) approach (used for land and equipment where an active secondary market is available) and the income approach (used for intangible assets). These approaches used are based on the cost to reproduce assets, market exchanges for comparable assets and the capitalization of income. Useful lives range from 1 to 15 years for personal property and 9 to 29 years for real property.

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

Trade accounts receivable, having an estimated fair value of $13,177, were included in the acquired assets. The gross contractual amount of these receivables was $14,398 and the contractual cash flows not expected to be collected were estimated at $1,221 as of the acquisition date.

The Company recorded approximately $79 and $759 of selling, general and administrative expense for acquisition related costs for Stephens Media during the three and six months ended June 28, 2015.

From the date of acquisition through June 28, 2015, Stephens Media had revenues of $37,630 and net income of $4,373.

For tax purposes, the amount of goodwill that is expected to be deductible is $9,530 as of June 28, 2015.

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

The Company accounted for the material business combination of Halifax Media Group under the acquisition method of accounting. The net assets, including goodwill have been recorded in the consolidated balance sheet at their fair values in accordance with ASC 805. The fair value determination of the assets acquired and liabilities assumed are preliminary based upon all information available to us at the present time and are subject to working capital and other adjustments. The value assigned to property, plant and equipment, intangible assets and goodwill is preliminary and subject to the completion of valuations to determine the fair market value of the tangible and intangible assets. The final calculation of working capital and other adjustments and determination of fair values for tangible and intangible assets may result in different allocations among the various asset classes from those set forth below and any such differences could be material.

The following table summarizes the preliminary fair values of Halifax Media Group assets and liabilities:

Current assets	$42,119
Property, plant and equipment	95,369
Advertiser relationships	74,300
Subscriber relationships	36,200
Customer relationships	11,800
Mastheads	32,900
Goodwill	31,546

Total assets	324,234
Liabilities	38,756
Debt assumed	18,000

Total liabilities	56,756

Net assets	$267,478

The Company obtained a third party independent valuation to assist in the determination of the fair values of certain assets acquired and liabilities assumed. The property, plant and equipment valuation included an analysis of recent comparable sales and offerings of land parcels in each of the subject’s markets. The estimated fair value is supported by the consideration paid and was determined using standard generally accepted appraisal practices and valuation procedures. The valuation firm used three basic approaches to value: the cost approach (used for equipment where an active secondary market is not available and building improvements), the direct sales comparison (market) approach (used for land and equipment where an active secondary market is available) and the income approach (used for intangible assets). The approaches used are based on the cost to reproduce assets, market exchanges for comparable assets and the capitalization of income. Useful lives range from 1 to 17 years for personal property and 8 to 22 years for real property.

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

The Company recorded approximately $156 and $1,645 of selling, general and administrative expense for acquisition related costs for Halifax Media Group during the three and six months ended June 28, 2015.

From the date of acquisition through June 28, 2015, Halifax Media Group had revenues of $163,497 and net income of $16,656.

For tax purposes, the amount of goodwill that is expected to be deductible is $31,546 as of June 28, 2015.

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

The Company accounted for the material acquisition of The Providence Journal under the acquisition method of accounting. The net assets, including goodwill have been recorded in the consolidated balance sheet at their fair values in accordance with ASC 805. The Providence Journal acquisition was financed with $9,000 of revolving debt, $25,000 of additional term debt under the New Media Credit Agreement, and the remaining amount from operating cash. The Providence Journal consists of one daily and one weekly publications serving areas of Rhode Island. The results of operations for The Providence Journal were included in the Company’s consolidated financial statements from September 3, 2014.

The following table summarizes the estimated fair values of The Providence Journal assets and liabilities:

Current assets	$10,068
Property, plant and equipment	32,080
Advertiser relationships	1,780
Subscriber relationships	1,510
Customer relationships	1,810
Mastheads	3,700
Goodwill	3,653

Total assets	54,601
Current liabilities	5,935

Total liabilities	5,935

Net assets	$48,666

The Company obtained a third party independent valuation to assist in the determination of the fair values of certain assets acquired and liabilities assumed. The property, plant and equipment valuation included an analysis of recent comparable sales and offerings of land parcels in each of the subject’s markets. The estimated fair value is supported by the consideration paid and was determined using standard generally accepted appraisal practices and valuation procedures. The valuation firm used the three basic approaches to value: the cost approach (used for equipment where an active secondary market is not available and building improvements), the direct sales comparison (market) approach (used for land and equipment where an active secondary market is available) and the income approach (used for intangible assets). The approaches used are based on the cost to reproduce assets, market exchanges for comparable assets and the capitalization of income. Useful lives range from 1 to 15 years for personal property and 4 to 28 years for real property.

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

For tax purposes, the amount of goodwill that is expected to be deductible is $3,653 as of June 28, 2015.

2015 Other Acquisitions

The Company acquired substantially all the assets, properties and business of publishing/operating certain newspapers on June 15, 2015 (“2015 Other Acquisitions”), which included one daily and twenty-seven weekly publications serving the Central Ohio area for an aggregate purchase price of $47,000. This acquisition was financed with $25,000 of additional term debt under the New Media Credit Agreement and the remaining amount from operating cash. The rationale for the acquisition was primarily due to the attractive nature of the newspaper assets and cash flows combined with cost saving opportunities available by clustering with the Company’s nearby newspapers.

The fair value determination of the assets acquired and liabilities assumed are preliminary based upon all information available to us at the present time. The Company obtained a preliminary third party independent valuation to assist in the determination of the fair values of certain assets acquired and liabilities assumed.

The Company has accounted for this transaction under the acquisition method of accounting. The net assets, including goodwill have been recorded in the consolidated balance sheet at their preliminary fair values in accordance with ASC 805.

The Company recorded approximately $152 of selling, general and administrative expense for acquisition related costs during the three and six months ended June 28, 2015.

2014 Other Acquisitions

The Company acquired substantially all the assets, properties and business of publishing/operating certain newspapers on the following dates: February 28, 2014, June 30, 2014 and December 1, 2014 (“2014 Other Acquisitions”), which included eight daily, seventeen weekly publications, and eleven shoppers serving areas of California, Texas, Oklahoma, Kansas, Virginia, New Hampshire and Maine for an aggregate purchase price, including estimated working capital, of $29,092. The rationale for the acquisitions was primarily due to the attractive nature of the community newspaper assets and cash flows combined with cost saving opportunities available by clustering with the Company’s nearby newspapers.

The fair value determination of the assets acquired and liabilities assumed are preliminary for the December 1, 2014 acquisition based upon all information available to us at the present time and are subject to working capital adjustments for some acquisitions. The final calculation of working capital may result in different allocations among the various asset classes from those set forth below and any such differences could be material.

The Company has accounted for these transactions under the acquisition method of accounting. The net assets, including goodwill have been recorded in the consolidated balance sheet at their preliminary fair values in accordance with ASC 805.

The following table summarizes the preliminary and final fair values of the assets and liabilities:

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

For tax purposes, the amount of goodwill that is expected to be deductible is $4,490 as of June 28, 2015.

Pro-Forma Results

The unaudited pro forma condensed consolidated statement of operations information for 2015 and 2014, set forth below, presents the results of operations as if the consolidation of the newspapers from The Providence Journal, Halifax Media Group, and Stephens Media had occurred on December 31, 2013. These amounts are not necessarily indicative of future results or actual results that would have been achieved had the acquisitions occurred as of the beginning of such period. There are no pro-forma adjustments needed for the three months ended June 28, 2015.

	Three months ended June 29, 2014	Six months ended June 28, 2015	Six months ended June 29, 2014
Revenues	$306,969	$583,772	$596,904
Income (loss) from continuing operations	$1,792	$4,756	$(833)
Income (loss) from continuing operations per common share:
Basic	$0.06	$0.11	$(0.03)
Diluted	$0.06	$0.11	$(0.03)

(3) Share-Based Compensation

The Company recognized compensation cost for share-based payments of $374, $18, $515 and $21 during the three and six months ended June 28, 2015 and June 29, 2014, respectively. The total compensation cost not yet recognized related to non-vested awards as of June 28, 2015 was $3,949, which is expected to be recognized over a weighted average period of 2.63 years through February 2018.

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

On March 14, 2014, a grant of restricted shares totaling 15,870 shares was made to the Company’s Non-Officer Directors, 5,289 of which vested on March 14, 2015. On February 24, 2015, a grant of restricted shares totaling 200,092 shares was made to the Company’s Employees.

As of June 28, 2015 and June 29, 2014, there were 210,673 and 15,870 RSGs, respectively, issued and outstanding with a weighted average grant date fair value of $22.50 and $14.18, respectively. As of June 28, 2015, the aggregate intrinsic value of unvested RSGs was $3,841. During the six months ended June 28, 2015, the aggregate fair value of vested RSGs was $129.

RSG activity during the six months ended June 28, 2015 was as follows:

	Number of RSGs	Weighted-Average Grant Date Fair Value
Unvested at December 28, 2014	15,870	$14.18
Granted	200,092	22.94
Vested	(5,289)	14.18

Unvested at June 28, 2015	210,673	$22.50

FASB ASC Topic 718, “Compensation – Stock Compensation”, requires the recognition of share-based compensation for the number of awards that are ultimately expected to vest. The Company’s estimated forfeitures are based on the Company’s historical forfeiture rates. Estimated forfeitures are reassessed periodically and the estimate may change based on new facts and circumstances.

(4) Restructuring

Over the past several years, and in furtherance of the Company’s cost reduction and cash flow preservation plans outlined in Note 1, the Company has engaged in a series of individual restructuring programs, designed primarily to right size the Company’s employee base, consolidate facilities and improve its operations. These initiatives impact all of the Company’s geographic regions and are often influenced by the terms of union contracts within each region. All costs related to these programs, which primarily reflect severance expense, are accrued in accrued expenses on the Company’s consolidated balance sheet at the time of announcement or over the remaining service period.

Information related to restructuring program activity for the six months ended June 28, 2015 is outlined below.

	Severance and Related Costs	Other Costs (1)	Total
Balance at December 28, 2014	$1,679	$—	$1,679
Restructuring provision included in Integration and Reorganization	3,563	20	3,583
Cash payments	(3,246)	(20)	(3,266)

Balance at June 28, 2015	$1,996	$—	$1,996

(1)	Other costs primarily included costs to consolidate operations.

The restructuring reserve balance is expected to be paid out over the next twelve months.

The following table summarizes the costs incurred and cash paid in connection with these restructuring programs for the three and six months ended June 28, 2015 and June 29, 2014.

	Three Months Ended June 28, 2015	Three Months Ended June 29, 2014	Six Months Ended June 28, 2015	Six Months Ended June 29, 2014
Severance and related costs	$1,638	$1,040	$3,563	$1,465
Reversals of prior accruals	—	(628)	—	(628)
Other costs	18	—	20	—
Cash payments	(2,090)	(812)	(3,266)	(1,616)

(5) Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	June 28, 2015
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Licensing agreements	$18,150	$180	$17,970
Advertiser relationships	147,308	8,986	138,322
Customer relationships	20,265	1,074	19,191
Subscriber relationships	78,815	5,317	73,498
Other intangible assets	470	68	402

Total	$265,008	$15,625	$249,383

Nonamortized intangible assets:
Goodwill	$175,147
Mastheads	96,282

Total	$271,429

	December 28, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Advertiser relationships	$65,310	$4,484	$60,826
Customer relationships	7,864	470	7,394
Subscriber relationships	39,562	2,723	36,839
Other intangible assets	470	32	438

Total	$113,206	$7,709	$105,497

Nonamortized intangible assets:
Goodwill	$134,042
Mastheads	51,245

Total	$185,287

As of June 28, 2015, the weighted average amortization periods for amortizable intangible assets are 25.3 years for licensing agreements, 15.8 years for advertiser relationships, 16.5 years for customer relationships, 14.9 years for subscriber relationships, 10.0 years for trade names and 5.0 years for noncompete agreements. The weighted average amortization period in total for all amortizable intangible assets is 16.3 years.

Amortization expense for the three and six months ended June 28, 2015 and June 29, 2014 was $4,160, $1,623, $7,958 and $3,216, respectively. Estimated future amortization expense as of June 28, 2015, is as follows:

For the years ending the Sunday closest to December 31:
2015	$8,319
2016	16,639
2017	16,639
2018	16,639
2019	16,639
Thereafter	174,508

Total	$249,383

The changes in the carrying amount of goodwill for the period from December 28, 2014 to June 28, 2015 are as follows:

Balance at December 28, 2014	$134,042
Goodwill acquired in business combinations	41,105

Balance at June 28, 2015	$175,147

The Company’s annual impairment assessment is made on the last day of its fiscal second quarter.

The carrying value of goodwill and indefinite-lived intangible assets are evaluated for possible impairment on an annual basis or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or indefinite-lived intangible asset below its carrying value. The Company is required to determine its goodwill impairment using a two-step process. The first step is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

As part of the annual impairment assessments, as of June 28, 2015 the fair values of the Company’s reporting units for goodwill impairment testing, which include Large Daily Newspapers, Metros, Small Community Newspapers, Local Media, and Ventures, and newspaper mastheads were estimated using the expected present value of future cash flows, recent industry multiples and using estimates, judgments and assumptions that management believes were appropriate in the circumstances. The estimates and judgments used in the assessment included multiples for revenue and EBITDA, the weighted average cost of capital and the terminal growth rate. The Company determined that the future cash flow and industry multiple analyses provided the best estimate of the fair value of its reporting units. As a result of the annual assessment’s Step 1 analysis that was performed, no impairment of goodwill was identified. The Company uses a “relief from royalty” approach which utilizes a discounted cash flow model to determine the fair value of each masthead. Additionally, the estimated fair value exceeded carrying value for all mastheads. The Company performed a qualitative assessment for the Recent Acquisitions reporting unit and concluded that it is not more likely than not that the goodwill and indefinite-lived intangible assets are impaired. As a result, no quantitative impairment testing was performed for the Recent Acquisitions. The total Company’s estimate of reporting unit fair value was reconciled to its then market capitalization (based upon the stock market price and fair value of debt) plus an estimated control premium.

Given the recent revaluation of assets related to fresh start accounting, there is a relatively small amount of fair value excess for certain reporting units. Specifically the fair value of the Large Daily Newspapers and Ventures reporting units exceeded carrying value by less than 10%. In addition, the masthead fair value for Large Daily Newspapers and Metros exceeded carrying value by less than 3%. Considering a relatively low headroom for these reporting units and mastheads and declining same store revenue and profitability in the newspaper industry over the past several years, these are considered to be at risk for a future impairment in the event of decline in general economic, market or business conditions or any significant unfavorable changes in the forecasted cash flows, weighted-average cost of capital and/or market transaction multiples.

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

The Local Media Credit Facility was paid in full on June 4, 2014.

New Media Credit Agreement

On June 4, 2014, New Media Holdings II LLC (the “New Media Borrower”), a wholly owned subsidiary of New Media, entered into a credit agreement (the “New Media Credit Agreement”) among the New Media Borrower, New Media Holdings I LLC (“Holdings I”), the lenders party thereto, RBS Citizens, N.A. and Credit Suisse Securities (USA) LLC as joint lead arrangers and joint bookrunners, Credit Suisse AG, Cayman Islands Branch as syndication agent and Citizens Bank of Pennsylvania as administration agent which provides for (i) a $200,000 senior secured term facility (the “Term Loan Facility” and any loan thereunder, including as part of the Incremental Facility, “Term Loans”) and (ii) a $25,000 senior secured revolving credit facility, with a $5,000 sub-facility for letters of credit and a $5,000 sub-facility for swing loans, (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Senior Secured Credit Facilities”). In addition, the New Media Borrower may request one or more new commitments for term loans or revolving loans from time to time up to an aggregate total of $75,000 (the “Incremental Facility”) subject to certain conditions. On June 4, 2014, the New Media Borrower borrowed $200,000 under the Term Loan Facility (the “Initial Term Loans”). The Term Loans mature on June 4, 2020 and the maturity date for the Revolving Credit Facility is June 4, 2019. The New Media Credit Agreement was amended on July 17, 2014 to cure an omission. On September 3, 2014, the New Media Credit Agreement was amended to provide for the 2014 Incremental Term Loan (as defined below). On November 20, 2014, the New Media Credit Agreement was amended to increase the amount of the Incremental Facility that may be requested after the date of the amendment to

$225,000. On January 9, 2015, the New Media Credit Agreement was amended to provide for the 2015 Incremental Term Loan and the 2015 Incremental Revolver. On February 13, 2015, the New Media Credit Agreement was amended (the “Fourth Amendment”) to provide for the replacement of the existing term loans under the Term Loan Facility (including the 2014 Incremental Term Loan and the 2015 Incremental Term Loan) with a new class of replacement term loans (the “Replacement Term Loans”) on the same terms as the existing term loans except that the Replacement Term Loans are subject to a 1.00% prepayment premium for any prepayments made in connection with certain repricing transactions effected within six months of the date of the amendment. This amendment was considered a modification, and the related $104 of fees were expensed during the quarter. On March 6, 2015, the New Media Credit Agreement was amended to provide for $15,000 in additional revolving commitments under the Incremental Facility. In connection with this transaction, the Company incurred approximately $237 of fees and expenses which were capitalized as deferred financing costs. On May 29, 2015, the New Media Credit Agreement was amended to provide for the May 2015 Incremental Term Loan (as defined below). As of June 28, 2015, $29,000 was drawn under the Revolving Credit Facility.

The proceeds of the Initial Term Loans, which included a $6,725 original issue discount, were used to repay in full all amounts outstanding under the GateHouse Credit Facilities and the Local Media Credit Facility and to pay fees associated with the financing, with the balance going to the Company for general corporate purposes.

Borrowings under the Term Loan Facility bear interest, at the New Media Borrower’s option, at a rate equal to either (i) the Eurodollar Rate (as defined in the New Media Credit Agreement), plus an applicable margin equal to 6.25% per annum (subject to a Eurodollar Rate floor of 1.00%) or (ii) the Base Rate (as defined in the New Media Credit Agreement), plus an applicable margin equal to 5.25% per annum (subject to a Base Rate floor of 2.00%). The New Media Borrower currently uses the Eurodollar Rate option.

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

If any borrowings under the Incremental Facility have an all-in yield more than 50 basis points greater than the Term Loans (the “Incremental Yield”), the all-in yield for the Term Loans shall be adjusted to be 50 basis points less than the Incremental Yield. As of June 28, 2015 the New Media Credit Agreement had a weighted average interest rate of 7.07%.

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

In connection with the June 4, 2014 transaction, one lender under the New Media Credit Agreement was also a lender under the GateHouse Credit Facilities. This portion of the transaction was accounted for as a modification under ASC Subtopic 470-50, “Debt Modifications and Extinguishments” (“ASC Subtopic 470-50”), as the difference between the present value of the cash flows under the

New Media Credit Agreement and the present value of the cash flows under the GateHouse Credit Facilities was less than 10%. The unamortized deferred financing costs and original issuance discount balances as of the refinance date pertaining to this lender’s portion of the GateHouse Credit Facilities will be amortized over the terms of the new facility. The remaining portion of the GateHouse Credit Facilities and the Local Media Credit Facility debt refinancing constituted an extinguishment of debt under ASC Subtopic 470-50, and was accounted for accordingly. In connection with this 2014 transaction, the Company incurred approximately $10,202 of fees and expenses, of which $6,725 was recognized as original issue discount and $1,700 were capitalized as deferred financing costs. These amounts will be amortized over the term of the new Senior Secured Credit Facilities. Additionally, the Company recorded a loss on early extinguishment of debt of $9,047 associated with this transaction, which consisted of the write-off of unamortized deferred financing costs and other expenses not eligible for capitalization under ASC Subtopic 470-50.

On September 3, 2014, the New Media Credit Agreement was amended to provide for additional term loans under the Incremental Facility in an aggregate principal amount of $25,000 (such term loans, the “2014 Incremental Term Loan,” and such amendment, the “2014 Incremental Amendment”) in connection with the acquisition of the assets of The Providence Journal. The 2014 Incremental Term Loan is on terms identical to the term loans that were extended pursuant to the New Media Credit Agreement and will mature on June 4, 2020. In addition, the New Media Borrower was required to pay an upfront fee of 2.00% and an underwriter fee of 1.50% of the aggregate amount of the 2014 Incremental Term Loan as of the effective date of the 2014 Incremental Amendment. This amendment was considered a modification and the related $595 of fees were expensed during the quarter. On January 9, 2015, the New Media Credit Agreement was amended (such amendment, the “2015 Incremental Amendment”) to provide for $102,000 in additional term loans (the “2015 Incremental Term Loan”) and $50,000 in additional revolving commitments (the “2015 Incremental Revolver”) under the Incremental Facility and to make certain amendments to the Revolving Credit Facility in connection with the Halifax Media acquisition. The 2015 Incremental Term Loan is on terms identical to the term loans that were extended pursuant to the New Media Credit Agreement and will mature on June 4, 2020. In addition, the New Media Borrower was required to pay an upfront fee of 1.00% and an underwriter fee of 2.25% of the aggregate amount of the 2015 Incremental Term Loan and the 2015 Incremental Revolver as of the effective date of the 2015 Incremental Amendment. On January 20, 2015, the outstanding loans under the 2015 Incremental Revolver were repaid with the proceeds of a common stock offering by New Media and the 2015 Incremental Revolver commitments were terminated. This amendment was treated as new debt for new lenders and as a modification for existing lenders. In connection with this transaction, the Company incurred approximately $5,379 of fees and expenses. The lender fees for the 2015 Incremental Term Loan increased the original issue discount by $3,315. Third party expenses of $110 were allocated to new lenders, capitalized as deferred financing costs, and will be amortized over the remaining term of the loan. Third party expenses of $185 were allocated to existing lenders and were expensed during the quarter. Lender fees and third party expenses of $1,769 were allocated to the 2015 Incremental Revolver, capitalized, and written off to amortization of deferred financing costs after the balance of the 2015 Incremental Revolver was repaid. On May 29, 2015, the New Media Credit Agreement was amended (such amendment, the “May 2015 Incremental Amendment”) to provide for $25,000 in additional term loans (the “May 2015 Incremental Term Loan”) under the Incremental Facility. The 2015 Incremental Term Loan is on terms identical to the Replacement Term Loans and will mature on June 4, 2020. In addition, the New Media Borrower was required to pay an upfront fee of 1.00% and an underwriter fee of 2.25% of the aggregate amount of the May 2015 Incremental Term Loan as of the effective date of the May 2015 Incremental Amendment. In connection with this transaction, the Company incurred approximately $878 of fees and expenses. This amendment was considered a modification and the related $65 of third-party fees were expensed during the quarter. The lender fees for the May 2015 Incremental Term Loan increased the original issue discount by $813.

As of June 28, 2015, the Company is in compliance with all of the covenants and obligations under the New Media Credit Agreement.

Advantage Credit Agreements

In connection with the purchase of the assets of Halifax Media, which closed on January 9, 2015, CA Daytona Holdings, Inc. (the “Florida Advantage Borrower”) and CA Alabama Holdings, Inc. (the “Alabama Advantage Borrower”, and, collectively with the Florida Advantage Borrower, the “Advantage Borrowers”), each subsidiaries of the Company, agreed to assume all of the obligations of Halifax Media and its affiliates required to be performed after the closing date in respect of each of (i) that certain Consolidated Amended and Restated Credit Agreement dated January 6, 2012 among Halifax Media Acquisition LLC, Advantage Capital Community Development Fund XXVIII, L.L.C., and Florida Community Development Fund II, L.L.C., as amended pursuant to that certain First Amendment to Consolidated Amended and Restated Credit Agreement dated June 27, 2012 and that certain Second Amendment to Consolidated Amended and Restated Credit Agreement, dated June 18, 2013, and all rights and obligations thereunder and related thereto (the “Halifax Florida Credit Agreement”), and (ii) that certain Credit Agreement dated June 18, 2013 between Halifax Alabama, LLC and Southeast Community Development Fund V, L.L.C. (the “Halifax Alabama Credit Agreement” and, together with the Halifax Florida Credit Agreement, the “Advantage Credit Agreements”), respectively. In consideration therefore, the amount of cash payable by the Company to Halifax Media on the closing date was reduced by approximately $18,000, representing the aggregate principal amount outstanding plus the aggregate amount of accrued interest through the closing date under each of the Advantage Credit Agreements (the debt under the Halifax Florida Credit Agreement, the “Advantage Florida Debt”; the debt under the Halifax Alabama Credit Agreement, the “Advantage Alabama Debt”; and the Advantage Florida Debt and the Advantage Alabama Debt, collectively, the “Advantage Debt”). On May 5, 2015, the Halifax Alabama Credit Agreement was amended to cure an omission.

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

Fair Value

The fair value of long-term debt under the Senior Secured Credit Facilities and the Advantage Credit Agreements was estimated at $397,057 as of June 28, 2015, based on discounted future contractual cash flows and a market interest rate adjusted for necessary risks, including the Company’s own credit risk as there are no rates currently observable in publically traded debt markets of risk with similar terms and average maturities. Accordingly, the Company’s long-term debt under the Senior Secured Credit Facilities is classified within Level 3 of the fair value hierarchy.

Payment Schedule

As of June 28, 2015, scheduled principal payments of outstanding debt are as follows:

2015	1,755
2016	3,509
2017	13,509
2018	3,509
2019	40,509
Thereafter	334,266

$397,057
Less: Short-term debt	3,509
Less: Remaining original issue discount	10,447

Long-term debt	$383,101

(7) Related Party Transactions

As of December 29, 2013, Newcastle (an affiliate of the Manager) beneficially owned approximately 84.6% of the Company’s outstanding common stock. On February 13, 2014, Newcastle completed the spin-off of the Company. On February 14, 2014 New Media became a separate, publicly traded company trading on the NYSE under the ticker symbol “NEWM”. As a result of the spin-off, the fees included in the Management Agreement with the Company’s Manager became effective. As of June 28, 2015, Fortress and its affiliates owned approximately 1.5% of the Company’s outstanding stock and approximately 41.1% of the Company’s outstanding warrants.

In addition, the Company’s Chairman, Wesley Edens, is also the Co-Chairman of the board of directors of Fortress. The Company does not pay Mr. Edens a salary or any other form of compensation.

The Company’s Chief Operating Officer owns an interest in a company, from which the Company recognized revenue of $119, $100, $191 and $178 during the three and six months ended June 28, 2015 and June 29, 2014, respectively, for commercial printing services and managed information technology services which is included in commercial printing and other on the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).

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

The Company recognized $2,390, $1,464, $4,659 and $2,229 for management fees and $4,997, $0, $5,264 and $0 for incentive compensation within selling, general and administrative expense and $3,166, $1,741, $3,909 and $1,741 was paid to FIG LLC during the three and six months ended June 28, 2015 and June 29, 2014, respectively.

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

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company concluded that during the six months ended June 28, 2015, a reduction to the valuation allowance of $1,889 was available to offset deferred tax assets. Of this amount, a $1,889 reduction was recognized through the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).

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

For the six months ended June 28, 2015, the expected federal tax expense at 34% is $1,898. The difference between the expected tax and the tax charge of $373 is primarily attributable to the tax effect of the federal valuation allowance release of $1,625, the tax effect related to non-deductible expenses of $53, deferred tax benefits that expired of $7, and a state tax provision of $40.

The Company and its subsidiaries file a U.S. federal consolidated income tax return. The U.S. federal and state statute of limitations generally remains open for the 2011 tax year and beyond.

In accordance with ASC 740, the Company recognizes penalties and interest relating to uncertain tax positions in the provision for income taxes. As of June 28, 2015 and December 28, 2014, the Company had unrecognized tax benefits of approximately $1,040 and $1,040, respectively. The Company did not record significant amounts of interest and penalties related to unrecognized tax benefits for the periods ending June 28, 2015 and December 28, 2014. The Company does not expect significant changes in unrecognized tax benefits within the next 12 months.

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

The following provides information on the pension plan and postretirement medical and life insurance plans for the three and six months ended June 28, 2015 and June 29, 2014:

	Three Months Ended June 28, 2015		Three Months Ended June 29, 2014		Six Months Ended June 28, 2015		Six Months Ended June 29, 2014
	Pension	Postretirement	Pension	Postretirement	Pension	Postretirement	Pension	Postretirement
Components of net periodic benefit costs:
Service cost	$75	$5	$75	$9	$150	$9	$150	$17
Interest cost	289	55	295	63	578	111	590	127
Expected return on plan assets	(397)	—	(406)	—	(821)	—	(812)	—
Amortization of unrecognized loss	23	—	—	—	46	—	—	—

Total	$(10)	$60	$(36)	$72	$(47)	$120	$(72)	$144

For the three and six months ended June 28, 2015 and June 29, 2014, the Company recognized a total of $50, $36, $73 and $72 in pension and postretirement benefit expense, respectively.

The following assumptions were used in connection with the Company’s 2015 estimates related to its defined benefit pension and postretirement plans:

	Pension	Postretirement
Weighted average discount rate	4.2%	3.78%
Rate of increase in future compensation levels	—	—
Expected return on assets	7.75%	—
Current health care cost trend rate	—	7.67%
Ultimate health care cost trend rate	—	4.50%
Year of ultimate trend rate	—	2025

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

The following table provides information for the Company’s major categories of financial assets and liabilities measured or disclosed at fair value on a recurring basis for the periods presented:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
As of December 28, 2014
Assets
Cash and cash equivalents	$123,709	$—	$—	$123,709
Restricted cash	6,467	—	—	6,467
As of June 28, 2015
Assets
Cash and cash equivalents	$12,674	$—	$—	$12,674
Restricted cash	6,967	—	—	6,967

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

For the acquisitions during the quarters ended March 30, 2014, September 28, 2014, December 28, 2014, March 29, 2015, and June 28, 2015, the Company consolidated the assets and liabilities under the acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded at their fair value. Property, plant and equipment was valued using Level 2 inputs and intangible assets were valued using Level 3 inputs.

Refer to Note 6 for the discussion on the fair value of the Company’s total long-term debt.

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

Restricted cash at June 28, 2015 and December 28, 2014, in the aggregate amount of $6,967 and $6,467, respectively, is used to collateralize standby letters of credit in the name of the Company’s insurers in accordance with certain insurance policies and as cash collateral for certain business operations.

(12) Subsequent Events

On July 30, 2015, the Company announced a second quarter 2015 cash dividend of $0.33 per share of Common Stock, par value $0.01 per share, of New Media. The dividend will be paid on August 20, 2015, to shareholders of record as of the close of business on August 12, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward Looking Information

The following discussion of New Media Investment Group Inc.’s and its subsidiaries’ (“New Media”, “Company”, “we”, “us” or “our”) financial condition and results of operations should be read in conjunction with our historical condensed consolidated financial statements and notes to those statements appearing in this report. The discussion and analysis below includes certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views regarding, among other things, our future growth, results of operations, performance and business prospects and opportunities, our ability to maintain debt covenants, our ability to successfully implement cost reduction and cash preservation plans, as well as other statements that are other than historical fact. Words such as “anticipate(s)”, “expect(s)”, “intend(s)”, “plan(s)”, “target(s)”, “project(s)”, “believe(s)”, “will”, “aim”, “would”, “seek(s)”, “estimate(s)” and similar expressions are intended to identify such forward-looking statements.

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

Our portfolio of media assets spans across 492 markets and 32 states. Our products include 576 community print publications, 492 websites, 468 mobile sites, six yellow page directories. We reach over 22 million people per week and serve over 215,000 business customers.

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

We believe that Propel will allow us to capitalize on the following opportunities in the marketplace:

•	There are approximately 27 million SMBs in the U.S according to the 2011 U.S. Census data. Of these, approximately 26.7 million have 20 employees or less;

•	Many of the owners and managers of these SMBs do not have the bandwidth, expertise or resource to navigate the fast evolving digital marketing sector, but they increasingly know they have to be present there to stay connected with current and future customers. Propel is designed to offer a complete set of digital marketing services to SMBs that are turn-key with results that are transparent to the business owners. Propel provides four broad categories of services: building businesses a presence, helping businesses to be located by consumers online, engaging with consumers, and growing their customer base; and

•	We believe our local media properties are uniquely positioned to sell these digital marketing services to local business owners. Our strong and trusted local brands, combined with our in-market sales presence give us a distinct advantage to sell these services, which are new and can be complicated to local business owners.

Our core products include:

•	125 daily newspapers with total paid circulation of approximately 1.6 million;

•	330 weekly newspapers (published up to three times per week) with total paid circulation of approximately 386,000 and total free circulation of approximately 2.5 million;

•	121 “shoppers” (generally advertising-only publications) with total circulation of approximately 3.0 million;

•	492 locally focused websites and 468 mobile sites, which extend our businesses onto the internet and mobile devices with approximately 219 million page views per month;

•	six yellow page directories, with a distribution of approximately 430,000, that covers a population of approximately 1.1 million people; and

•	Propel digital marketing services.

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

Acquisitions

During the quarter ended June 28, 2015, we completed the acquisition of one daily and twenty-seven weekly publications serving the central Ohio area for a total purchase price of $47.0 million.

During the quarter ended March 29, 2015, we completed the acquisition of Halifax Media Group with a total purchase price, including estimated working capital, of $285.5 million. The acquisition includes twenty-four daily publications, thirteen weekly publications, and five shoppers serving areas of Alabama, Florida, Louisiana, Massachusetts, North Carolina, and South Carolina with a daily circulation of approximately 635,000 and 752,000 on Sunday. We also completed the acquisition of Stephens Media, LLC (“Stephens Media”) with a total purchase price, including estimated working capital, of $110.8 million. Stephens Media includes nine daily newspapers, 35 weekly publications and 15 shoppers serving communities throughout the United States with a combined average daily circulation of approximately 221,000 and 244,000 on Sunday.

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

The Company’s operating segments (Large Community Newspapers, Small Community Newspapers, Local Media, Recent Acquisitions and Ventures) are aggregated into one reportable segment.

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

Industry

The newspaper industry, us and our Predecessor have experienced declining same store revenue and profitability over the past several years. As a result, we previously implemented plans to reduce costs and preserve cash flow. We have also invested in potential growth opportunities, primarily in the digital space and particularly our Propel business, among other digital initiatives. We believe the cost reductions and the new digital initiatives along with cash provided by operating activities, together with the Restructuring, will provide the appropriate capital structure and financial resources necessary to invest in the business and ensure our future success and provide sufficient cash flow to enable us to meet our commitments for the next year.

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

Results of Operations

The following table summarizes our historical results of operations for New Media for the three and six months ended June 28, 2015 and June 29, 2014. References to “same store” results, a non-GAAP financial measure, take into account material acquisitions and divestitures of the Company by adjusting prior year performance to include or exclude financial results as if the Company had owned or divested a business for the comparable period. The acquisition of Victorville, American Consolidated Media Southwest, Petersburg Progress-Index and Foster’s Daily Democrat (“tuck-in acquisitions”), were funded from the Company’s available cash, and not considered material.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three months ended June 28, 2015	Three months ended June 29, 2014	Six months ended June 28, 2015	Six months ended June 29, 2014
Revenues:
Advertising	$177,019	$95,837	$320,814	$178,460
Circulation	91,763	46,102	172,814	90,471
Commercial printing and other	30,698	16,494	56,468	31,535

Total revenues	299,480	158,433	550,096	300,466
Operating costs and expenses:
Operating costs	160,347	87,615	301,059	172,470
Selling, general, and administrative	99,667	52,235	188,797	102,251
Depreciation and amortization	17,387	10,109	33,088	19,918
Integration and reorganization costs	1,656	412	3,583	837
Loss on sale or disposal of assets	925	688	1,470	687

Operating income	19,498	7,374	22,099	4,303
Interest expense	7,458	3,827	14,233	7,632
Amortization of deferred financing costs	165	333	2,382	758
Loss on early extinguishment of debt	—	9,047	—	9,047
Other income	(19)	(83)	(18)	(107)

Income (loss) before income taxes	11,894	(5,750)	5,502	(13,027)
Income tax expense (benefit)	699	(2,481)	373	(3,067)

Net income (loss)	$11,195	$(3,269)	$5,129	$(9,960)

Three Months Ended June 28, 2015 Compared To Three Months Ended June 29, 2014

Revenue. Total revenue for the three months ended June 28, 2015 increased by $141.1 million, or 89.0%, to $299.5 million from $158.4 million for the three months ended June 29, 2014. The increase in total revenue was comprised of an $81.2 million, or 84.7%, increase in advertising revenue, a $45.7 million, or 99.0%, increase in circulation revenue, and a $14.2 million, or 86.1%, increase in commercial printing and other revenue. The increase in revenue of $141.1 million includes revenues from our Columbus Dispatch, Stephens Media, Halifax Media Group, and The Providence Journal acquisitions of $141.1 million, which is comprised of $82.3 million from advertising, $45.2 million from circulation, and $13.6 million from commercial printing and other.

Same store revenue for the three months ended June 28, 2015 decreased by $10.8 million, or 3.5%. The decrease in same store revenue was comprised of a $11.1 million, or 5.9%, decrease in advertising revenue and a $0.1 million, or 0.1%, decrease in commercial printing and other revenue, which was offset by a $0.3 million, or 0.4%, increase in circulation revenue. Same store advertising revenue declines were primarily driven by declines on the print side of our business in the local retail and preprint categories due to secular pressures and a continuing uncertain economic environment. These secular trends and economic conditions have also led to a decline in our print circulation volumes, which have been offset by price increases in select locations.

Operating Costs. Operating costs for the three months ended June 28, 2015 increased by $72.7 million, or 83.0%, to $160.3 million from $87.6 million for the three months ended June 29, 2014. The increase in operating costs of $72.7 million includes operating costs from all acquisitions of $77.4 million, which were partially offset by a $4.7 million decrease in the costs related to the remaining operations. This decline in operating costs related to the remaining operations was primarily due to a decrease in newsprint expenses, hauling and delivery, and compensation expenses of $1.8 million, $1.5 million, and $1.5 million, respectively.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended June 28, 2015 increased by $47.4 million, or 90.8%, to $99.6 million from $52.2 million for the three months ended June 29, 2014. The increase of $47.4 million includes selling, general and administrative expenses from all acquisitions of $47.4 million.

Integration and Reorganization Costs. During the three months ended June 28, 2015 and June 29, 2014, we recorded integration and reorganization costs of $1.7 million and $0.4 million, respectively, primarily resulting from severance costs related to acquisition-related synergies and the continued consolidation of our operations resulting from our ongoing implementation of our plans to reduce costs and preserve cash flow.

Interest Expense. Interest expense for the three months ended June 28, 2015 increased by $3.6 million to $7.4 million from $3.8 million for the three months ended June 29, 2014. The increase in interest expense was primarily due to the increase in our total outstanding debt.

Loss on Early Extinguishment of Debt. During the three months ended June 29, 2014 we recorded a loss of $9.0 million due to the early extinguishment of long-term debt.

Income Tax Expense (Benefit). During the three months ended June 28, 2015 and June 29, 2014, we recorded an income tax expense of $0.7 million and an income tax benefit of $2.5 million, respectively, due to the interim period treatment driven by the annualized effective rate and the deferred tax liability related to indefinite lived assets.

Income (Loss) from Continuing Operations. Income from continuing operations for the three months ended June 28, 2015 was $11.2 million and loss from continuing operations for the three months ended June 29, 2014 was $3.3 million. Our net income from continuing operations increased due to the factors noted above.

Six months Ended June 28, 2015 Compared To Six months Ended June 29, 2014

Revenue. Total revenue for the six months ended June 28, 2015 increased by $249.6 million, or 83.1%, to $550.1 million from $300.5 million for the six months ended June 29, 2014. The increase in total revenue was comprised of a $142.4 million, or 79.8%, increase in advertising revenue, an $82.3 million, or 91.0%, increase in circulation revenue, and a $24.9 million, or 79.1%, increase in commercial printing and other revenue. The increase in revenue of $249.6 million includes revenues from our Columbus Dispatch, Stephens Media, Halifax Media Group, and The Providence Journal acquisitions of $244.9 million, which is comprised of $140.5 million from advertising, $80.9 million from circulation, and $23.5 million from commercial printing and other.

Same store revenue for the six months ended June 28, 2015 decreased by $11.1 million, or 2.0%. The decrease in same store revenue was comprised of a $12.0 million, or 3.6%, decrease in advertising revenue, which was offset by a $0.7 million, or 0.4%, increase in circulation revenue and a $0.2 million, or 0.3%, increase in commercial printing and other revenue. Same store advertising revenue declines were primarily driven by declines on the print side of our business in the local retail and preprint categories due to secular pressures and a continuing uncertain economic environment. These secular trends and economic conditions have also led to a decline in our print circulation volumes, which have been offset by price increases in select locations. The $0.2 million increase in commercial printing and other revenue is primarily the result of the growth in Propel, our small business digital marketing service business.

Operating Costs. Operating costs for the six months ended June 28, 2015 increased by $128.6 million, or 74.6%, to $301.1 million from $172.5 million for the six months ended June 29, 2014. The increase in operating costs of $128.6 million includes operating costs from all acquisitions of $133.9 million, which were partially offset by a $5.3 million decrease in the costs related to the remaining operations. This decline in operating costs was primarily due to a decrease in hauling and delivery, newsprint expenses, and postage of $2.3 million, $2.3 million, and $0.6 million, respectively.

Selling, General and Administrative. Selling, general and administrative expenses for the six months ended June 28, 2015 increased by $86.5 million, or 84.6%, to $188.8 million from $102.3 million for the six months ended June 29, 2014. The increase of $86.5 million includes selling, general and administrative expenses from all acquisitions of $83.8 million. The additional $2.7 million increase in selling, general and administrative expenses was primarily due to an increase in outside services of $7.0 million, primarily related to acquisition activities, which was partially offset by a decrease in compensation and professional and consulting fees of $2.8 million and $1.2 million, respectively.

Integration and Reorganization Costs. During the six months ended June 28, 2015 and June 29, 2014, we recorded integration and reorganization costs of $3.6 million and $0.8 million, respectively, primarily resulting from severance costs related to acquisition-related synergies and the continued consolidation of our operations resulting from our ongoing implementation of our plans to reduce costs and preserve cash flow.

Interest Expense. Interest expense for the six months ended June 28, 2015 increased by $6.6 million to $14.2 million from $7.6 million for the six months ended June 29, 2014. The increase in interest expense was primarily due to the increase in our total outstanding debt.

Amortization of Deferred Financing Costs. Amortization of deferred financing costs for the six months ended June 28, 2015 increased by $1.6 million primarily due to the write-off of deferred financing costs related to the 2015 Incremental Revolver (as defined below).

Loss on Early Extinguishment of Debt. During the six months ended June 29, 2014 we recorded a loss of $9.0 million due to the early extinguishment of long-term debt.

Income Tax Expense (Benefit). During the six months ended June 28, 2015 and June 29, 2014, we recorded an income tax expense of $0.4 million and an income tax benefit of $3.1 million, respectively, due to the interim period treatment driven by the annualized effective rate and the deferred tax liability related to indefinite lived assets.

Income (Loss) from Continuing Operations. Income from continuing operations for the three months ended June 28, 2015 was $5.1 million and loss from continuing operations for the three months ended June 29, 2014 was $10.0 million. Our net income from continuing operations increased due to the factors noted above.

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

Dividends

On July 30, 2015, the Company announced a second quarter 2015 cash dividend of $0.33 per share of Common Stock, par value $0.01 per share, of New Media. The dividend will be paid on August 20, 2015, to shareholders of record as of the close of business on August 12, 2015.

On April 28, 2015, the Company announced a first quarter 2015 cash dividend of $0.33 per share of Common Stock, par value $0.01 per share, of New Media. The dividend was paid on May 21, 2015, to shareholders of record as of the close of business on May 13, 2015.

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

The Local Media Credit Facility was paid in full on June 4, 2014.

New Media Credit Agreement

On June 4, 2014, New Media Holdings II LLC (the “New Media Borrower”), a wholly owned subsidiary of New Media, entered into a credit agreement (the “New Media Credit Agreement”) among the New Media Borrower, New Media Holdings I LLC (“Holdings”), the lenders party thereto, RBS Citizens, N.A. and Credit Suisse Securities (USA) LLC as joint lead arrangers and joint bookrunners, Credit Suisse AG, Cayman Islands Branch as syndication agent and Citizens Bank of Pennsylvania as administration agent which provides for (i) a $200 million senior secured term facility (the “Term Loan Facility” and any loan thereunder, including as part of the Incremental Facility, “Term Loans”) and (ii) a $25 million senior secured revolving credit facility, with a $5 million sub-facility for letters of credit and a $5 million sub-facility for swing loans, (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Senior Secured Credit Facilities”). In addition, the New Media Borrower may request one or more new commitments for term loans or revolving loans from time to time up to an aggregate total of $75 million (the “Incremental Facility”) subject to certain conditions. On June 4, 2014, the New Media Borrower borrowed $200 million under the Term Loan Facility (the “Initial Term Loans”). The Term Loans mature on June 4, 2020 and the maturity date for the Revolving Credit Facility is June 4, 2019. The proceeds of the Initial Term Loans, which included a $6.7 million original issue discount, were used to repay in full all amounts outstanding under the GateHouse Credit Facilities and the Local Media Credit Facility and to pay fees associated with the financing, with the balance going to the Company for general corporate purposes. The New Media Credit Agreement was amended on July 17, 2014 to cure an omission. On September 3, 2014, the New Media Credit Agreement was amended to provide for the 2014 Incremental Term Loan (as defined below). On November 20, 2014, the New Media Credit Agreement was amended to increase the amount of the Incremental Facility that may be requested after the date of the amendment to $225 million. On January 9, 2015, the New Media Credit Agreement was amended to provide for the 2015 Incremental Term Loan (as defined below) and the 2015 Incremental Revolver (as defined below). On February 13, 2015, the New Media Credit Agreement was amended to provide for the replacement of the existing term loans under the Term Loan Facility (including the 2014 Incremental Term Loan and the 2015 Incremental Term Loan) with a new class of replacement term loans (the “Replacement Term Loans”) on the same terms as the existing term loans except that the Replacement Term Loans are subject to a 1.00% prepayment premium for any prepayments made in connection with certain repricing transactions effected within six months of the date of the amendment. This amendment was considered a modification and the related $0.1 million of fees were expensed during the quarter. On March 6, 2015, the New Media Credit Agreement was amended to provide for $15 million in additional revolving commitments under the Incremental Facility. In connection with this transaction, the Company incurred approximately $0.2 million of fees and expenses which were capitalized as deferred financing costs. On May 29, 2015, the New Media Credit Agreement was amended to provide for the May 2015 Incremental Term Loan (as defined below). As of June 28, 2015, $29 million was drawn under the Revolving Credit Facility.

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

In connection with the June 4, 2014 transaction, one lender under the New Media Credit Agreement was also a lender under the GateHouse Credit Facilities. This portion of the transaction was accounted for as a modification under ASC Subtopic 470-50, “Debt Modifications and Extinguishments” (“ASC Subtopic 470-50”), as the difference between the present value of the cash flows under the New Media Credit Agreement and the present value of the cash flows under the GateHouse Credit Facilities was less than 10%. The unamortized deferred financing costs and original issuance discount balances as of the refinance date pertaining to this lender’s portion of the GateHouse Credit Facilities will be amortized over the terms of the new facility. The remaining portion of the GateHouse Credit Facilities and the Local Media Credit Facility debt refinancing constituted an extinguishment of debt under ASC Subtopic 470-50, and was accounted for accordingly. In connection with this 2014 transaction, the Company incurred approximately $10.2 million of fees and expenses, of which $6.7 million were recognized as original issue discount and $1.7 million were capitalized as deferred financing costs. These amounts will be amortized over the term of the new Senior Secured Credit Facilities. Additionally, the Company recorded a loss on early extinguishment of debt of $9.0 million associated with this transaction, which consisted of the write-off of unamortized deferred financing costs and other expenses not eligible for capitalization under ASC Subtopic 470-50.

On September 3, 2014, the New Media Credit Agreement was amended to provide for additional term loans under the Incremental Facility in an aggregate principal amount of $25 million (such term loans, the “2014 Incremental Term Loan,” and such amendment, the “2014 Incremental Amendment”) in connection with the acquisition of the assets of The Providence Journal. The 2014 Incremental Term Loan is on terms identical to the term loans that were extended pursuant to the New Media Credit Agreement and will mature on June 4, 2020. In addition, the New Media Borrower was required to pay an upfront fee of 2.00% and an underwriter fee of 1.50% of the aggregate amount of the 2014 Incremental Term Loan as of the effective date of the 2014 Incremental Amendment. This amendment was considered a modification and the related $0.6 million of fees were expensed during the quarter. On January 9, 2015, the New Media Credit Agreement was amended (such amendment, the “2015 Incremental Amendment”) to provide for $102 million in additional term loans (the “2015 Incremental Term Loan”) and $50 million in additional revolving commitments (the “2015 Incremental Revolver”) under the Incremental Facility and to make certain amendments to the Revolving Credit Facility in connection with the Halifax Media acquisition. The 2015 Incremental Term Loan is on terms identical to the term loans that were extended pursuant to the New Media Credit Agreement and will mature on June 4, 2020. In addition, the New Media Borrower was required to pay an upfront fee of 1.00% and an underwriter fee of 2.25% of the aggregate amount of the 2015 Incremental Term Loan and the 2015 Incremental Revolver as of the effective date of the 2015 Incremental Amendment. On January 20, 2015, the outstanding loans under the 2015 Incremental Revolver were repaid with the proceeds of a common stock offering by New Media and the 2015 Incremental Revolver commitments were terminated. In connection with this transaction, we incurred approximately $5.4 million of fees and expenses. The lender fees for the 2015 Incremental Term Loan increased the original issue discount by $3.3 million. Third party expenses of $0.1 million were allocated to new lenders, capitalized as deferred financing costs, and will be amortized over the remaining term of the loan. Third party expenses of $0.2 million were allocated to existing lenders and were expensed during the quarter. Lender fees and third party expenses of $1.8 million were allocated to the 2015 Incremental Revolver, capitalized, and written off to amortization of deferred financing costs after the balance of the 2015 Incremental Revolver was repaid. On May 29, 2015, the New Media Credit Agreement was amended (such amendment, the “May 2015 Incremental Amendment”) to provide for $25 million in additional term loans (the “May 2015 Incremental Term Loan”) under the Incremental Facility. The 2015 Incremental Term Loan is on terms identical to the Replacement Term Loans and will mature on June 4, 2020. In addition, the New Media Borrower was required to pay an upfront fee of 1.00% and an underwriter fee of 2.25% of the aggregate amount of the May 2015 Incremental Term Loan as of the effective date of the May 2015 Incremental Amendment. In connection with this transaction, the Company incurred approximately $878 of fees and expenses. This amendment was considered a modification and the related $65 of third-party fees were expensed during the quarter. The lender fees for the May 2015 Incremental Term Loan increased the original issue discount by $813.

As of June 28, 2015, the Company is in compliance with all of the covenants and obligations under the New Media Credit Agreement.

Refer to Note 6 “Indebtedness” of the unaudited condensed consolidated financial statements for further discussion of the New Media Credit Agreement.

Advantage Credit Agreements

In connection with the purchase of the assets of Halifax Media, which closed on January 9, 2015, CA Daytona Holdings, Inc. (the “Florida Advantage Borrower”) and CA Alabama Holdings, Inc. (the “Alabama Advantage Borrower”, and, collectively with the Florida Advantage Borrower, the “Advantage Borrowers”, each subsidiaries of the Company, agreed to assume all of the obligations of Halifax Media and its affiliates required to be performed after the closing date in respect of each of (i) that certain Consolidated Amended and Restated Credit Agreement dated January 6, 2012 among Halifax Media Acquisition LLC, Advantage Capital Community Development Fund XXVIII, L.L.C., and Florida Community Development Fund II, L.L.C., as amended pursuant to that certain First Amendment to Consolidated Amended and Restated Credit Agreement dated June 27, 2012 and that certain Second Amendment to Consolidated Amended and Restated Credit Agreement, dated June 18, 2013, and all rights and obligations thereunder and related thereto (the “Halifax Florida Credit Agreement”), and (ii) that certain Credit Agreement dated June 18, 2013 between Halifax Alabama, LLC and Southeast Community Development Fund V, L.L.C. (the “Halifax Alabama Credit Agreement” and, together with the Halifax Florida Credit Agreement, the “Advantage Credit Agreements”), respectively. In consideration therefore, the amount of cash payable by the Company to Halifax Media on the closing date was reduced by approximately $18 million, representing the aggregate principal amount outstanding plus the aggregate amount of accrued interest through the closing date under each of the Advantage Credit Agreements (the debt under the Halifax Florida Credit Agreement, the “Advantage Florida Debt”; the debt under the Halifax Alabama Credit Agreement, the “Advantage Alabama Debt”; and the Advantage Florida Debt and the Advantage Alabama Debt, collectively, the “Advantage Debt”). On May 5, 2015, the Halifax Alabama Credit Agreement was amended to cure an omission.

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

The Advantage Credit Agreements contain covenants substantially consistent with those contained in the New Media Credit Facilities in addition to those required for compliance with the New Markets Tax Credit program. The Advantage Borrowers are permitted to make voluntary prepayments at any time without premium or penalty. The Advantage Borrowers are required to repay borrowings under the Senior Advantage Credit Agreements (without payment of a premium) with (i) net cash proceeds of certain debt obligations (except as otherwise permitted under the Advantage Credit Agreements) and (ii) net cash proceeds from non-ordinary course asset sales (subject to reinvestment rights and other exceptions).

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

Refer to Note 6 “Indebtedness” of the condensed consolidated financial statements for further discussion of the Advantage Credit Agreements.

Cash Flows

The following table summarizes our historical cash flows.

	Six months ended June 28, 2015	Six months ended June 29, 2014
Cash provided by operating activities	$51,187	$3,181
Cash used in investing activities	(428,703)	(9,356)
Cash provided by financing activities	266,481	5,711

The discussion of our cash flows that follows is based on our historical cash flows for the six months ended June 28, 2015 and June 29, 2014.

Cash Flows from Operating Activities. Net cash provided by operating activities for the six months ended June 28, 2015 was $51.2 million, an increase of $48.0 million when compared to $3.1 million of cash provided by operating activities for the six months ended June 29, 2014. This $48.0 million increase was the result of an increase in cash provided by working capital of $23.5 million, an increase in non-cash charges of $9.4 million and an increase in net income of $15.1 million.

The $23.5 million increase in cash provided by working capital for the six months ended June 28, 2015 when compared to the six months ended June 29, 2014 is primarily attributable to an increase in accrued expenses which was partially offset by a decrease in accounts payable.

The $9.4 million increase in non-cash charges primarily consisted of an increase in depreciation and amortization of $13.2 million, an increase in non-cash interest expense of $1.0 million, an increase in loss on sale or disposal of assets of $0.8 million, an increase in non-cash compensation expense of $0.5 million, and an increase in deferred income taxes of $0.3 million. These increases were partially offset by a decrease in non-cash loss on early extinguishment of debt of $5.9 million and a decrease in amortization of deferred financing costs of $0.5 million.

Cash Flows from Investing Activities. Net cash used in investing activities for the six months ended June 28, 2015 was $428.7 million. During the six months ended June 28, 2015, we used $425.5 million, net of cash acquired, for acquisitions and $3.9 million for capital expenditures, which was offset by $0.7 million we received from the sale of publications and other assets.

Net cash used in investing activities for the six months ended June 29, 2014 was $9.4 million. During the six months ended June 29, 2014, we used $8.0 million, net of cash acquired, for acquisitions and $1.6 million for capital expenditures, which was offset by $0.3 million we received from the sale of publications and other assets.

Cash Flows from Financing Activities. Net cash provided by financing activities for the six months ended June 28, 2015 was $266.5 million due to the issuance of common stock of $149.5 million from the public offering, net of underwriters’ discount and offering costs, borrowings under term loans of $122.9 million, and borrowings under the revolving credit facility of $84.0 million, which were offset by repayments under the revolving credit facility of $60.0 million, payment of dividends of $28.0 million, repayments under term loans of $1.4 million, and the payment of debt issuance costs of $0.5 million.

Net cash provided by financing activities for the six months ended June 29, 2014 was $5.7 million due to borrowings under term loans of $193.3 million and borrowings under the revolving credit facility of $7.1 million, which were offset by repayments under long-term debt of $158.0 million, repayments under the revolving credit facility of $32.1 million, and the payment of debt issuance costs of $4.6 million.

Changes in Financial Position

The discussion that follows highlights significant changes in our financial position and working capital from December 28, 2014 to June 28, 2015.

Accounts Receivable. Accounts receivable increased $56.6 million from December 28, 2014 to June 28, 2015, which relates to $63.1 million of assets acquired in the six month period ending June 28, 2015, which was partially offset by the timing of cash collections and lower same store revenue recognized in the 2015 six month period compared to 2014.

Inventory. Inventory increased $9.0 million from December 28, 2014 to June 28, 2015, which relates primarily to acquisitions during the first six months of 2015.

Prepaid Expenses. Prepaid expenses increased $6.1 million from December 28, 2014 to June 28, 2015, of which $5.9 million relates to acquisitions during the first six months of 2015.

Property, Plant, and Equipment. Property, plant, and equipment increased $168.0 million during the period from December 28, 2014 to June 28, 2015, of which $189.7 million relates to assets acquired and $3.9 million used for capital expenditures, which was partially offset by depreciation of $25.1 million and $0.9 million relates to assets sold.

Goodwill. Goodwill increased $41.1 million from December 28, 2014 to June 28, 2015, which primarily relates to acquisitions during the first six months of 2015.

Intangible Assets. Intangible assets increased $188.9 million from December 28, 2014 to June 28, 2015, of which $197.5 million relates to acquisitions during the first six months of 2015, which was offset by $8.0 million of amortization and $0.6 million due to disposition of intangible assets.

Current Portion of Long-term Debt. Current portion of long-term debt increased $1.3 million from December 28, 2014 to June 28, 2015, due to the reclassification of long-term debt to current portion of long-term debt of $2.1 million which was offset by repayments under current portion of long-term debt of $0.8 million.

Accounts Payable. Accounts payable increased $3.0 million from December 28, 2014 to June 28, 2015, of which $15.2 million relates to acquisitions during the first six months of 2015, which was partially offset by the timing of vendor payments.

Accrued Expenses. Accrued expenses increased $33.5 million from December 28, 2014 to June 28, 2015, of which $16.7 million relates primarily to acquisitions during the first six months of 2015, and increase in accrued vacation of $4.2 million, an increase in accrued health insurance of $3.9 million, an increase in accrued interest of $2.2 million due to the timing of interest payments and higher debt levels, an increase in accrued payroll of $1.1 million due to timing of pay periods, and an increase in accrued commissions of $0.5 million.

Deferred Revenue. Deferred revenue increased $30.2 million from December 28, 2014 to June 28, 2015, which relates primarily to acquisitions during the first six months of 2015.

Long-term Debt. Long-term debt increased $163.3 million from December 28, 2014 to June 28, 2015, due to borrowings under term loans of $122.9 million, which includes a $4.1 million original issue discount, borrowings under the revolving credit facility of $84.0 million, debt assumed from the Halifax Media Group acquisition of $18.0 million, and $1.1 million non-cash interest expense. These increases were offset by repayments under the revolving credit facility of $60.0 million, a $2.1 million reclassification from long-term debt to current portion of long-term debt, and repayments under long-term debt of $0.6 million.

Additional Paid-in Capital. Additional paid-in capital increased $122.7 million from December 28, 2014 to June 28, 2015, which resulted primarily from the issuance of common stock from the public offering of $149.5 million, net of underwriters’ discount and offering costs, which was partially offset by the payment of dividends of $28.0 million.

Retained Earnings. Retained earnings increased $5.1 million from December 28, 2014 to June 28, 2015, due to a net income of $5.1 million.

Summary Disclosure About Contractual Obligations and Commercial Commitments

Since December 28, 2014, there have been several amendments to the New Media Credit Agreement as outlined below in Contractual Commitments. There have been no other significant changes to our contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 28, 2014.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements reasonably likely to have a current or future effect on our financial statements.

Contractual Commitments

On June 4, 2014, the New Media Borrower, a wholly owned indirect subsidiary of New Media Investment Group Inc., entered into the New Media Credit Agreement among the New Media Borrower, Holdings, the lenders party thereto, RBS Citizens, N.A. and Credit Suisse Securities (USA) LLC as joint lead arrangers and joint bookrunners, Credit Suisse AG, Cayman Islands Branch as syndication agent and Citizens Bank of Pennsylvania as administration agent which provides for (i) a $200 million Term Loan Facility and (ii) a $25 million Revolving Credit Facility, which may be used for the issuance of one or more letters of credit from time to time and one or more swing line loans from time to time. In addition, the New Media Borrower may request additional commitments under a $75 million Incremental Facility. On June 4, 2014, the New Media Borrower borrowed $200 million under the Initial Term Loans. The Term Loan Facility mature on June 4, 2020 and the maturity date for the Revolving Credit Facility is June 4, 2019. The New Media Credit Agreement was amended on July 17, 2014 to cure an omission. On November 20, 2014, the New Media Credit Agreement was amended to increase the amount of the Incremental Facility that may be requested after the date of the amendment to $225 million. On September 3, 2014, the New Media Credit Agreement was amended to provide for the 2014 Incremental Term Loan. On January 9, 2015, the New Media Credit Agreement was amended to provide for the 2015 Incremental Term Loan and the 2015 Incremental Revolver. On February 13, 2015, the New Media Credit Agreement was amended to provide for the replacement of the existing term loans under the Term Loan Facility (including the 2014 Incremental Term Loan and the 2015 Incremental Term Loan) with a new class of Replacement Term Loans. On March 6, 2015, the New Media Credit Agreement was amended to provide for $15 million in additional revolving commitments under the Incremental Facility. On May 29, 2015, the New Media Credit Agreement was amended to provide for the May 2015 Incremental Term Loan.

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

The New Media Credit Agreement was further amended on March 6, 2015 to provide for $15 million in additional revolving commitments under the Incremental Facility.

The New Media Credit Agreement was further amended on May 29, 2015 to provide for $25 million in additional term loans under the Incremental Facility.

Advantage Credit Agreements

In connection with the purchase of the assets of Halifax Media, which closed on January 9, 2015, Advantage Borrowers agreed to assume all of the obligations of Halifax Media and its affiliates required to be performed after the closing date in respect to the Advantage Credit Agreements. In consideration therefore, the amount of cash payable by the Company to Halifax Media on the closing date was reduced by approximately $18 million, representing the aggregate principal amount outstanding plus the aggregate amount of accrued interest through the closing date under each of the Advantage Credit Agreements. On May 5, 2015, the Halifax Alabama Credit Agreement was amended to cure an omission.

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

The table below shows the reconciliation of loss from continuing operations to Adjusted EBITDA for the periods presented:

	Three months ended June 28, 2015		Three months ended June 29, 2014	Six months ended June 28, 2015		Six months ended June 29, 2014
	(in thousands)
Net income (loss)	$11,195		$(3,269)	$5,129		$(9,960)
Income tax expense (benefit)	699		(2,481)	373		(3,067)
Loss on derivative instruments, included in other income	—		76	—		51
Loss on early extinguishment of debt	—		9,047	—		9,047
Amortization of deferred financing costs	165		333	2,382		758
Interest expense	7,458		3,827	14,233		7,632
Depreciation and amortization	17,387		10,109	33,088		19,918

Adjusted EBITDA from continuing operations	$36,904	(a)	$17,642 (b)	$55,205	(c)	$24,379 (d)

(a)	Adjusted EBITDA for the three months ended June 28, 2015 included net expenses of $5,485, related to transaction and project costs, non-cash compensation, and other expense of $2,904, integration and reorganization costs of $1,656 and a $925 loss on the sale of assets.
(b)	Adjusted EBITDA for the three months ended June 29, 2014 included net expenses of $6,647, related to transaction and project costs, non-cash compensation, and other expense of $5,547, integration and reorganization costs of $412 and a $688 loss on the sale of assets.
(c)	Adjusted EBITDA for the six months ended June 28, 2015 included net expenses of $12,459, related to transaction and project costs, non-cash compensation, and other expense of $7,406, integration and reorganization costs of $3,583 and a $1,470 loss on the sale of assets.

(d)	Adjusted EBITDA for the six months ended June 29, 2014 included net expenses of $9,010, related to transaction and project costs, non-cash compensation, and other expense of $7,486, integration and reorganization costs of $837 and a $687 loss on the sale of assets.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the six month period ended June 28, 2015, there were no material changes to the quantitative and qualitative disclosures about market risk that were presented in Item 7A of our Annual Report on Form 10-K for the year ended December 28, 2014.

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

See Index to Exhibits on page 42 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW MEDIA INVESTMENT GROUP INC.

Date: July 30, 2015	/s/ Gregory W. Freiberg
Gregory W. Freiberg
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit No.	Description

** 2.11	Asset Purchase Agreement dated as of June 3, 2015, by and among The Dispatch Printing Company, Consumer News Services, Inc., Dispatch Consumer Services, Inc. , GateHouse Media Ohio Holdings II, Inc. and GateHouse Media Operating, LLC (incorporated by reference to Exhibit 2.1 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed June 15, 2015).

10.41	Sixth Amendment to Credit Agreement, dated as of May 29, 2015, among New Media Holdings I LLC, New Media Holdings II LLC, the loan parties party thereto, the several banks and other financial institutions party thereto as the incremental term lenders and Citizens Bank of Pennsylvania, as administrative agent (incorporated by reference to Exhibit 10.1 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed June 2, 2015).

*31.1	Rule 13a-14(a)/15d-14(d) Certification of Principal Executive Officer under the Securities Exchange Act of 1934 (included herewith).

*31.2	Rule 13a-14(a)/15d-14(d) Certification of Principal Financial Officer under the Securities Exchange Act of 1934 (included herewith).

*32.1	Section 1350 Certifications (included herewith).

* 101.INS	XBRL Instance Document

* 101.SCH	XBRL Taxonomy Extension Schema

* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

* 101.DEF	XBRL Taxonomy Extension Definition Linkbase

* 101.LAB	XBRL Taxonomy Extension Label Linkbase

* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. New Media hereby undertakes to supplementally furnish copies of any of the omitted schedules upon request by the SEC.