Form 10-Q
period 2015-09-27
New Media Investment Group Inc.
filed 2015-10-29
CIK 1579684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2015

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

As of October 27, 2015, 44,710,497 shares of the registrant’s common stock were outstanding.

CAUTIONARY NOTE REGARDING FORWARD LOOKING INFORMATION

Certain statements in this report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views regarding, among other things, our future growth, results of operations, performance and business prospects and opportunities, as well as other statements that are other than historical fact. Words such as “anticipate(s),” “expect(s)”, “intend(s)”, “plan(s)”, “target(s)”, “project(s)”, “believe(s)”, “will”, “aim”, “would”, “seek(s)”, “estimate(s)” and similar expressions are intended to identify such forward-looking statements.

Forward-looking statements are based on management’s current expectations and beliefs and are subject to a number of known and unknown risks, uncertainties and other factors that could lead to actual results materially different from those described in the forward-looking statements. We can give no assurance that our expectations will be attained. Our actual results, liquidity and financial condition may differ from the anticipated results, liquidity and financial condition indicated in these forward-looking statements. These forward looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause our actual results to differ, possibly materially from expectations or estimates reflected in such forward-looking statements, including, among others:

•	general economic, market and political conditions;

•	our ability to grow our digital business and digital audience and advertiser base;

•	the risk that we may not realize the anticipated benefits of our recent or potential future acquisitions;

•	the availability and cost of capital for future investments;

•	our ability to pay dividends consistent with prior practice or at all;

•	our ability to realize the benefits of the Management Agreement (as defined below);

•	the competitive environment in which we operate;

•	our ability to recruit and retain key personnel.

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

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 27, 2015 (unaudited) and December 28, 2014	4

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 27, 2015 and September 28, 2014	5

	Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 27, 2015	6

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 27, 2015 and September 28, 2014	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	42

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	43

Item 1A.	Risk Factors	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 3.	Defaults Upon Senior Securities	54

Item 4.	Mine Safety Disclosures	54

Item 5.	Other Information	54

Item 6.	Exhibits	54

	Signatures	55

Item 1.	Financial Statements

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 27, 2015	December 28, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,330	$123,709
Restricted cash	6,967	6,467
Accounts receivable, net of allowance for doubtful accounts of $5,228 and $3,462 at September 27, 2015 and December 28, 2014, respectively	130,905	80,151
Inventory	18,404	9,824
Prepaid expenses	13,505	9,129
Deferred income taxes	4,541	4,269
Other current assets	11,484	10,632

Total current assets	216,136	244,181
Property, plant, and equipment, net of accumulated depreciation of $78,980 and $40,172 at September 27, 2015 and December 28, 2014, respectively	438,260	283,786
Goodwill	177,569	134,042
Intangible assets, net of accumulated amortization of $19,785 and $7,709 at September 27, 2015 and December 28, 2014, respectively	343,728	156,742
Deferred financing costs, net	3,247	3,252
Other assets	2,336	3,092

Total assets	$1,181,276	$825,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term liabilities	$618	$650
Current portion of long-term debt	3,509	2,250
Accounts payable	17,827	9,306
Accrued expenses	91,430	47,061
Deferred revenue	66,527	35,806

Total current liabilities	179,911	95,073
Long-term liabilities:
Long-term debt	368,755	219,802
Long-term liabilities, less current portion	8,244	5,609
Deferred income taxes	8,265	7,090
Pension and other postretirement benefit obligations	12,301	13,394

Total liabilities	577,476	340,968

Stockholders’ equity:
Common stock, $0.01 par value, 2,000,000,000 shares authorized at September 27, 2015 and December 28, 2014; 44,710,497 and 37,466,495 issued and outstanding at September 27, 2015 and December 28, 2014, respectively	445	375
Additional paid-in capital	605,917	484,220
Accumulated other comprehensive loss	(4,399)	(4,469)
Retained earnings	1,837	4,001

Total stockholders’ equity	603,800	484,127

Total liabilities and stockholders’ equity	$1,181,276	$825,095

See accompanying notes to unaudited condensed consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share data)

	Three months ended September 27, 2015	Three months ended September 28, 2014	Nine months ended September 27, 2015	Nine months ended September 28, 2014
Revenues:
Advertising	$178,964	$96,761	$500,105	$275,220
Circulation	100,442	49,802	273,255	140,274
Commercial printing and other	32,650	18,497	88,806	50,033

Total revenues	312,056	165,060	862,166	465,527
Operating costs and expenses:
Operating costs	175,758	94,070	476,830	266,540
Selling, general, and administrative	99,863	54,014	288,660	156,241
Depreciation and amortization	18,213	10,879	51,301	30,822
Integration and reorganization costs	1,638	1,133	5,221	1,970
Loss on sale or disposal of assets	1,936	386	3,407	1,074

Operating income	14,648	4,578	36,747	8,880
Interest expense	7,655	4,374	21,888	12,006
Amortization of deferred financing costs	165	145	2,547	903
Loss on early extinguishment of debt	—	—	—	9,047
Other expense (income)	10	(3)	(8)	(111)

Income (loss) before income taxes	6,818	62	12,320	(12,965)
Income tax expense	710	4,770	1,083	1,703

Net income (loss)	$6,108	$(4,708)	$11,237	$(14,668)

Income (loss) per share:
Basic:
Net income (loss)	$0.14	$(0.15)	$0.25	$(0.49)
Diluted:
Net income (loss)	$0.14	$(0.15)	$0.25	$(0.49)
Dividends declared per share	$0.33	$0.27	$0.96	$0.27
Comprehensive income (loss)	$6,132	$(4,708)	$11,307	$(14,668)

See accompanying notes to unaudited condensed consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(In thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings
	Shares	Amount				Total
Balance at December 29, 2014	37,466,495	$375	$484,220	$(4,469)	$4,001	$484,127
Net income	—	—	—	—	11,237	11,237
Net actuarial loss and prior service cost, net of income taxes of $0	—	—	—	70	—	70
Restricted share grants	244,002	—	225	—	—	225
Non-cash compensation expense	—	—	910	—	—	910
Issuance of common stock, net of underwriter’s discount	7,000,000	70	150,059	—	—	150,129
Common stock cash dividend	—	—	(29,497)	—	(13,401)	(42,898)

Balance at September 27, 2015	44,710,497	$445	$605,917	$(4,399)	$1,837	$603,800

See accompanying notes to unaudited condensed consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine months ended September 27, 2015	Nine months ended September 28, 2014
Cash flows from operating activities:
Net income (loss)	$11,237	$(14,668)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	51,301	30,822
Amortization of deferred financing costs	490	903
Loss on derivative instruments	—	(25)
Non-cash compensation expense	910	40
Non-cash interest expense	1,598	484
Non-cash loss on early extinguishment of debt	—	5,949
Deferred income taxes	903	1,703
Loss on sale or disposal of assets	3,407	1,074
Pension and other postretirement benefit obligations	(1,055)	(1,366)
Changes in assets and liabilities:
Accounts receivable, net	12,852	7,718
Inventory	1,038	(56)
Prepaid expenses	1,403	1,195
Other assets	(1,128)	(401)
Accounts payable	(6,847)	(4,270)
Accrued expenses	28,533	(6,087)
Deferred revenue	(2,345)	357
Other long-term liabilities	2,533	611

Net cash provided by operating activities	104,830	23,983

Cash flows from investing activities:
Purchases of property, plant, and equipment	(6,385)	(3,018)
Proceeds from sale of publications and other assets	1,381	853
Acquisitions, net of cash acquired	(430,126)	(71,822)

Net cash used in investing activities	(435,130)	(73,987)

Cash flows from financing activities:
Payment of debt issuance costs	(529)	(4,546)
Borrowings under term loans	122,872	217,775
Borrowings under revolving credit facility	84,000	22,068
Repayments under term loans	(2,258)	(157,999)
Repayments under revolving credit facility	(74,000)	(32,068)
Payment of offering costs	(1,343)	(607)
Issuance of common stock, net of underwriter’s discount	150,866	116,737
Payment of dividends	(42,687)	(8,104)

Net cash provided by financing activities	236,921	153,256

Net (decrease) increase in cash and cash equivalents	(93,379)	103,252
Cash and cash equivalents at beginning of period	123,709	31,811

Cash and cash equivalents at end of period	$30,330	$135,063

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

New Media, formerly known as GateHouse Media, Inc. (“GateHouse” or “Predecessor”), was formed as a Delaware corporation on June 18, 2013. New Media was capitalized and issued 1,000 common shares to Newcastle Investment Corp. (“Newcastle”). Newcastle owned approximately 84.6% of New Media until February 13, 2014, upon which date Newcastle distributed the shares that it held in New Media to its shareholders on a pro rata basis. New Media had no operations until November 26, 2013, when it assumed control of GateHouse and Local Media Group Holdings LLC (“Local Media Parent”). The Predecessor and certain of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions under Chapter 11 of title 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”), in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) on September 27, 2013. On November 6, 2013 (the “Confirmation Date”), the Bankruptcy Court confirmed the plan of reorganization (the “Plan”) and on November 26, 2013 (the “Effective Date”), the Debtors emerged from Chapter 11.

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

The newspaper industry, the Company and the Predecessor have experienced declining revenue and profitability over the past several years. As a result, the Company’s Predecessor previously implemented, and the Company continues to implement, plans to reduce costs and preserve cash flow. This includes cost reduction programs and the sale of non-core assets. The Company believes these initiatives along with cash provided by operating activities will provide it with the financial resources necessary to invest in the business and provide sufficient cash flow to enable the Company to meet its commitments.

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

For the purpose of compensating the Manager (as defined below) for its successful efforts in raising capital for the Company, in connection with this offering, the Company granted options to the Manager to purchase 745,062 shares of the Company’s common stock at a price of $16.25, which had an aggregate fair value of approximately $2,963 as of the grant date. The options granted to the Manager were fully vested on the date of grant, and one thirtieth of the options become exercisable on the first day of each of the following thirty calendar months or earlier upon the occurrence of certain events, such as a change in control of the Company or the termination of the Management Agreement (as defined below). The options expire ten years from the date of issuance. The fair value of the options issued as compensation to the Manager was recorded as an increase in equity with an offsetting reduction of capital proceeds received.

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

On July 30, 2015, the Company announced a second quarter 2015 cash dividend of $0.33 per share of Common Stock, par value $0.01 per share, of New Media. The dividend was paid on August 20, 2015, to shareholders of record as of the close of business on August 12, 2015.

During the three months ended September 27, 2015, a grant of restricted shares totaling 34,175 shares was made to the Company’s Employees. See Note 3.

Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component for the nine months ended September 27, 2015 and September 28, 2014 are outlined below.

	Net actuarial loss and prior service cost (1)	Total
For the nine months ended September 28, 2014:
Balance at December 29, 2013	$458	$458

Other comprehensive income before reclassifications	—	—
Amounts reclassified from accumulated other comprehensive income	—	—

Net current period other comprehensive income, net of taxes	—	—

Balance at September 28, 2014	$458	$458

For the nine months ended September 27, 2015:
Balance at December 28, 2014	$(4,469)	$(4,469)

Other comprehensive income before reclassifications	—	—
Amounts reclassified from accumulated other comprehensive income	70	70

Net current period other comprehensive income, net of taxes	70	70

Balance at September 27, 2015	$(4,399)	$(4,399)

(1)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost and there was no amortization during the nine months ended September 28, 2014 due to the impact of fresh start accounting. See Note 10.

The following table presents reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended September 27, 2015 and September 28, 2014.

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three months ended September 27, 2015	Three months ended September 28, 2014	Nine months ended September 27, 2015	Nine months ended September 28, 2014		Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income (Loss)
Amortization of unrecognized loss	$24	$—	$70	$—	(1)

Amounts reclassified from accumulated other comprehensive loss	24	—	70	—		Income (loss) from continuing operations before income taxes
Income tax expense	—	—	—	—		Income tax expense (benefit)

Amounts reclassified from accumulated other comprehensive loss, net of taxes	$24	$—	$70	$—		Net income (loss)

(1)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost. See Note 10.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance would have been effective for annual and interim reporting periods beginning after December 15, 2016. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date” which defers for one year the effective date of the new revenue standard (ASU 2014-09) for public and non-public entities reporting under U.S. GAAP. The FASB is permitting entities to adopt the standard as of the original effective date. The Company is currently reviewing the amendments in ASU No. 2014-09 but does not expect them to have a material impact on the financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest—Imputation of Interest” (Topic 835), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance of debt issuance costs are not affected by the amendments in this update. The standard will be effective for the Company beginning in the first quarter of 2016 and requires the Company to apply the new guidance on a retrospective basis on adoption. In August 2015, the FASB issued ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”, which addresses the presentation of debt issuance costs related to line-of-credit arrangements. These amendments are not expected to have a material impact on the financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory” (Topic 330), which simplifies the measurement of inventory by requiring certain inventory to be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” The standard will be effective for the Company beginning in the first quarter of 2017. Entities should adopt the guidance prospectively, and early adoption is permitted. The amendments in ASU No. 2015-11 are not expected to have a material impact on the financial statements.

In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments” (Topic 805), which eliminates the requirement to restate prior period financial statements for measurement period adjustments. The

ASU requires that the cumulative impact of a measurement period adjustment be recognized in the reporting period in which the adjustment is recognized. The standard will be effective for the Company beginning in the first quarter of 2016. Entities should adopt the guidance prospectively, and early adoption is permitted. The amendments in ASU No. 2015-16 are not expected to have a material impact on the financial statements.

(2) Business Combinations

Stephens Media, LLC

On March 18, 2015, a wholly owned subsidiary of the Company completed its acquisition of the assets of Stephens Media, LLC (“Stephens Media”) for an aggregate purchase price, including working capital, of $110,767. The Stephens Media acquisition was financed with cash on hand. The purchase price was allocated to the fair value of the net assets acquired and any excess value over the tangible and identifiable intangible assets was recorded as goodwill. The acquisition includes nine daily newspapers, thirty-five weekly publications and fifteen shoppers serving communities throughout the United States with a combined average daily circulation of approximately 221 and 244 on Sunday. The acquisition was completed because of the attractive nature of the newspaper assets and cash flows as well as the cost saving opportunities. The purchase price reflects a working capital adjustment of $312 paid in July 2015.

The Company accounted for the material business combination of Stephens Media under the acquisition method of accounting. The net assets, including goodwill, have been recorded in the consolidated balance sheet at their fair values in accordance with ASC 805. The fair value determination of the assets acquired and liabilities assumed are preliminary based upon all information available to us at the present time and are subject to adjustments. The value assigned to property, plant and equipment, intangible assets and goodwill is preliminary and subject to the completion of valuations to determine the fair market value of the tangible and intangible assets. The final determination of fair values for tangible and intangible assets may result in different allocations among the various asset classes from those set forth below and any such differences could be material.

The following table summarizes the preliminary fair values of Stephens Media assets and liabilities:

Current assets	$16,187
Property, plant and equipment	55,453
Licensing agreements	18,150
Advertiser relationships	8,090
Subscriber relationships	3,070
Customer relationships	610
Mastheads	8,890
Goodwill	9,525

Total assets	119,975
Current liabilities	9,208

Total liabilities	9,208

Net assets	$110,767

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

The Company recorded approximately $3 and $762 of selling, general and administrative expense for acquisition related costs for Stephens Media during the three and nine months ended September 27, 2015, respectively.

From the date of acquisition through September 27, 2015, Stephens Media had revenues of $68,817 and net income of $6,311.

For tax purposes, the amount of goodwill that is expected to be deductible is $9,525 as of September 27, 2015.

Halifax Media Group

On January 9, 2015, the Company completed its acquisition of substantially all of the assets from Halifax Media Group for an aggregate purchase price, including working capital and net of assumed debt, of $285,369. Of the purchase price, $17,000 is being held in an escrow account, to be available for application against indemnification and certain other obligations of the sellers arising during the first twelve months following the closing, with the remainder not so applied or subject to claims being delivered to the sellers after such twelve months. The acquisition includes twenty-four daily publications, thirteen weekly publications, and five shoppers serving areas of Alabama, Florida, Louisiana, Massachusetts, North Carolina, and South Carolina with a daily circulation of approximately 635 and 752 on Sunday. The acquisition was completed because of the attractive nature of the newspaper assets and cash flows as well as the cost saving opportunities. The purchase price reflects a working capital adjustment of $750 received in August 2015.

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

The Company accounted for the material business combination of Halifax Media Group under the acquisition method of accounting. The net assets, including goodwill have been recorded in the consolidated balance sheet at their fair values in accordance with ASC 805. The fair value determination of the assets acquired and liabilities assumed are preliminary based upon all information available to us at the present time and are subject to adjustments. The value assigned to property, plant and equipment, intangible assets and goodwill is preliminary and subject to the completion of valuations to determine the fair market value of the tangible and intangible assets. The final determination of fair values for tangible and intangible assets may result in different allocations among the various asset classes from those set forth below and any such differences could be material.

The following table summarizes the preliminary fair values of Halifax Media Group assets and liabilities:

Current assets	$42,114
Property, plant and equipment	95,369
Advertiser relationships	74,300
Subscriber relationships	36,200
Customer relationships	11,800
Mastheads	32,900
Goodwill	31,744

Total assets	324,427
Liabilities	39,058
Debt assumed	18,000

Total liabilities	57,058

Net assets	$267,369

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

Trade accounts receivable, having an estimated fair value of $34,255, were included in the acquired assets. The gross contractual amount of these receivables was $36,266 and the contractual cash flows not expected to be collected were estimated at $2,011 as of the acquisition date.

The Company recorded approximately $108 and $1,753 of selling, general and administrative expense for acquisition related costs for Halifax Media Group during the three and nine months ended September 27, 2015.

From the date of acquisition through September 27, 2015, Halifax Media Group had revenues of $242,476 and net income of $23,899.

For tax purposes, the amount of goodwill that is expected to be deductible is $31,744 as of September 27, 2015.

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

The Company accounted for the material acquisition of The Providence Journal under the acquisition method of accounting. The net assets, including goodwill have been recorded in the consolidated balance sheet at their fair values in accordance with ASC 805. The Providence Journal acquisition was financed with $9,000 of revolving debt, $25,000 of additional term debt under the New Media Credit Agreement, and the remaining amount from operating cash. The Providence Journal consists of one daily and one weekly publications serving areas of Rhode Island with a daily circulation of approximately 72 and 96 on Sunday. The results of operations for The Providence Journal were included in the Company’s consolidated financial statements from September 3, 2014.

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

For tax purposes, the amount of goodwill that is expected to be deductible is $3,653 as of September 27, 2015.

2015 Other Acquisitions

The Company acquired substantially all the assets, properties and business of publishing/operating certain newspapers on June 15, 2015 and September 23, 2015 (“2015 Other Acquisitions”), which included two daily newspapers, twenty-eight weekly publications, and two shoppers serving Central Ohio and Southern Michigan for an aggregate purchase price, including estimated working capital, of $52,023. The acquisition completed on June 15, 2015 was financed with $25,000 of additional term debt under the New Media Credit Agreement and the remaining amount from operating cash. The rationale for the acquisitions was primarily due to the attractive nature of the newspaper assets and cash flows combined with cost saving opportunities available by clustering with the Company’s nearby newspapers.

The fair value determination of the assets acquired and liabilities assumed are preliminary based upon all information available to us at the present time. The Company has accounted for these transactions under the acquisition method of accounting. The net assets, including goodwill have been recorded in the consolidated balance sheet at their preliminary fair values in accordance with ASC 805.

The following table summarizes the preliminary fair values of the assets and liabilities:

Current assets	$20,863
Property, plant and equipment	39,942
Noncompete agreements	3
Advertiser relationships	1,159
Subscriber relationships	554
Customer relationships	37
Mastheads	3,991
Goodwill	2,259

Total assets	68,808
Liabilities	16,785

Total liabilities	16,785

Net assets	$52,023

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

The Company recorded approximately $32 and $184 of selling, general and administrative expense for acquisition related costs for the 2015 Other Acquisitions during the three and nine months ended September 27, 2015, respectively.

For tax purposes, the amount of goodwill that is expected to be deductible is $2,259 as of September 27, 2015.

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

The fair value determination of the assets acquired and liabilities assumed are preliminary for the December 1, 2014 acquisition based upon all information available to us at the present time and are subject to working capital adjustments. The Company has accounted for these transactions under the acquisition method of accounting. The net assets, including goodwill have been recorded in the consolidated balance sheet at their fair values in accordance with ASC 805.

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

For tax purposes, the amount of goodwill that is expected to be deductible is $4,490 as of September 27, 2015.

Pro-Forma Results

The unaudited pro forma condensed consolidated statement of operations information for 2015 and 2014, set forth below, presents the results of operations as if the consolidation of the newspapers from The Providence Journal, Halifax Media Group, and Stephens Media had occurred on December 31, 2013. These amounts are not necessarily indicative of future results or actual results that would have been achieved had the acquisitions occurred as of the beginning of such period. There are no pro-forma adjustments needed for the three months ended September 27, 2015.

	Three months ended September 28, 2014	Nine months ended September 27, 2015	Nine months ended September 28, 2014
Revenues	$299,764	$895,842	$896,669
Income (loss) from continuing operations	$(2,470)	$10,868	$(3,289)
Income (loss) from continuing operations per common share:
Basic	$(0.08)	$0.25	$(0.11)
Diluted	$(0.08)	$0.25	$(0.11)

(3) Share-Based Compensation

The Company recognized compensation cost for share-based payments of $395, $19, $910 and $40 during the three and nine months ended September 27, 2015 and September 28, 2014, respectively. The total compensation cost not yet recognized related to non-vested awards as of September 27, 2015 was $4,143, which is expected to be recognized over a weighted average period of 2.44 years through February 2018.

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

On March 14, 2014, a grant of restricted shares totaling 15,870 shares was made to the Company’s Non-Officer Directors, 5,289 of which vested on March 14, 2015. On February 24, 2015, a grant of restricted shares totaling 200,092 shares was made to the Company’s Employees. During the three months ended September 27, 2015, a grant of restricted shares totaling 34,175 shares was made to the Company’s Employees.

As of September 27, 2015 and September 28, 2014, there were 244,848 and 15,870 RSGs, respectively, issued and outstanding with a weighted average grant date fair value of $21.67 and $14.18, respectively. As of September 27, 2015, the aggregate intrinsic value of unvested RSGs was $3,673. During the nine months ended September 27, 2015, the aggregate fair value of vested RSGs was $129 at the vesting date.

RSG activity during the nine months ended September 27, 2015 was as follows:

	Number of RSGs	Weighted-Average Grant Date Fair Value
Unvested at December 28, 2014	15,870	$14.18
Granted	234,267	22.01
Vested	(5,289)	14.18

Unvested at September 27, 2015	244,848	$21.67

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

Information related to restructuring program activity for the nine months ended September 27, 2015 is outlined below.

	Severance and Related Costs	Other Costs (1)	Total
Balance at December 28, 2014	$1,679	$—	$1,679
Restructuring provision included in Integration and Reorganization	5,168	53	5,221
Cash payments	(4,797)	(53)	(4,850)

Balance at September 27, 2015	$2,050	$—	$2,050

(1)	Other costs primarily included costs to consolidate operations.

The restructuring reserve balance is expected to be paid out over the next twelve months.

The following table summarizes the costs incurred and cash paid in connection with these restructuring programs for the three and nine months ended September 27, 2015 and September 28, 2014.

	Three months ended September 27, 2015	Three months ended September 28, 2014	Nine months ended September 27, 2015	Nine months ended September 28, 2014
Severance and related costs	$1,605	$1,133	$5,168	$2,598
Reversals of prior accruals	—	—	—	(628)
Severance costs assumed from acquisition	—	302	—	302
Other costs	33	—	53	—
Cash payments	(1,584)	(443)	(4,850)	(2,059)

(5) Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	September 27, 2015
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Licensing agreements	$18,150	$359	$17,791
Advertiser relationships	148,467	11,318	137,149
Customer relationships	20,301	1,381	18,920
Subscriber relationships	79,369	6,642	72,727
Other intangible assets	473	85	388

Total	$266,760	$19,785	$246,975

Nonamortized intangible assets:
Goodwill	$177,569
Mastheads	96,753

Total	$274,322

	December 28, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Advertiser relationships	$65,310	$4,484	$60,826
Customer relationships	7,864	470	7,394
Subscriber relationships	39,562	2,723	36,839
Other intangible assets	470	32	438

Total	$113,206	$7,709	$105,497

Nonamortized intangible assets:
Goodwill	$134,042
Mastheads	51,245

Total	$185,287

As of September 27, 2015, the weighted average amortization periods for amortizable intangible assets are 25.3 years for licensing agreements, 15.8 years for advertiser relationships, 16.5 years for customer relationships, 14.9 years for subscriber relationships, 10.0 years for trade names and 4.9 years for noncompete agreements. The weighted average amortization period in total for all amortizable intangible assets is 16.2 years.

Amortization expense for the three and nine months ended September 27, 2015 and September 28, 2014 was $4,161, $1,723, $12,119 and $4,906, respectively. Estimated future amortization expense as of September 27, 2015, is as follows:

For the years ending the Sunday closest to December 31:
2015	$4,161
2016	16,643
2017	16,643
2018	16,643
2019	16,643
Thereafter	176,242

Total	$246,975

The changes in the carrying amount of goodwill for the period from December 28, 2014 to September 27, 2015 are as follows:

Balance at December 28, 2014	$134,042
Goodwill acquired in business combinations	43,527

Balance at September 27, 2015	$177,569

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

As of September 27, 2015, a review of impairment indicators was performed by the Company noting that its financial results and forecast had not changed materially since the June 28, 2015 annual impairment test, and it was determined that no indicators of impairment were present.

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

The Local Media Credit Facility was paid in full on June 4, 2014.

New Media Credit Agreement

On June 4, 2014, New Media Holdings II LLC (the “New Media Borrower”), a wholly owned subsidiary of New Media, entered into a credit agreement (the “New Media Credit Agreement”) among the New Media Borrower, New Media Holdings I LLC (“Holdings I”), the lenders party thereto, RBS Citizens, N.A. and Credit Suisse Securities (USA) LLC as joint lead arrangers and joint bookrunners, Credit Suisse AG, Cayman Islands Branch as syndication agent and Citizens Bank of Pennsylvania as administration agent which provides for (i) a $200,000 senior secured term facility (the “Term Loan Facility” and any loan thereunder, including as part of the Incremental Facility, “Term Loans”) and (ii) a $25,000 senior secured revolving credit facility, with a $5,000 sub-facility for letters of credit and a $5,000 sub-facility for swing loans, (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Senior Secured Credit Facilities”). In addition, the New Media Borrower may request one or more new commitments for term loans or revolving loans from time to time up to an aggregate total of $75,000 (the “Incremental Facility”) subject to certain conditions. On June 4, 2014, the New Media Borrower borrowed $200,000 under the Term Loan Facility (the “Initial Term Loans”). The Term Loans mature on June 4, 2020 and the maturity date for the Revolving Credit Facility is June 4, 2019. The New Media Credit Agreement was amended on July 17, 2014 to cure an omission. On September 3, 2014, the New Media Credit Agreement was amended to provide for the 2014 Incremental Term Loan (as defined below). On November 20, 2014, the New Media Credit Agreement was amended to increase the amount of the Incremental Facility that may be requested after the date of the amendment to $225,000. On January 9, 2015, the New Media Credit Agreement was amended to provide for the 2015 Incremental Term Loan and the 2015 Incremental Revolver. On February 13, 2015, the New Media Credit Agreement was amended (the “Fourth Amendment”) to provide for the replacement of the existing term loans under the Term Loan Facility (including the 2014 Incremental Term Loan and the 2015 Incremental Term Loan) with a new class of replacement term loans (the “Replacement Term Loans”) on the same terms as the existing term loans except that the Replacement Term Loans are subject to a 1.00% prepayment premium for any prepayments made in connection with certain repricing transactions effected within six months of the date of the amendment. This amendment was considered a modification, and the related $104 of fees were expensed during the first quarter. On March 6, 2015, the New Media Credit Agreement was amended to provide for $15,000 in additional revolving commitments under the Incremental Facility. In connection with this transaction, the Company incurred approximately $237 of fees and expenses which were capitalized as deferred financing costs. On May 29, 2015, the New Media Credit Agreement was amended to provide for the May 2015 Incremental Term Loan (as defined below). As of September 27, 2015, $15,000 was drawn under the Revolving Credit Facility.

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

If any borrowings under the Incremental Facility have an all-in yield more than 50 basis points greater than the Term Loans (the “Incremental Yield”), the all-in yield for the Term Loans shall be adjusted to be 50 basis points less than the Incremental Yield. As of September 27, 2015 the New Media Credit Agreement had a weighted average interest rate of 7.13%.

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

On September 3, 2014, the New Media Credit Agreement was amended to provide for additional term loans under the Incremental Facility in an aggregate principal amount of $25,000 (such term loans, the “2014 Incremental Term Loan,” and such amendment, the “2014 Incremental Amendment”) in connection with the acquisition of the assets of The Providence Journal. The 2014 Incremental Term Loan is on terms identical to the term loans that were extended pursuant to the New Media Credit Agreement and will mature on June 4, 2020. In addition, the New Media Borrower was required to pay an upfront fee of 2.00% and an underwriter fee of 1.50% of the aggregate amount of the 2014 Incremental Term Loan as of the effective date of the 2014 Incremental Amendment. This amendment was considered a modification and the related $595 of fees were expensed. On January 9, 2015, the New Media Credit Agreement was amended (such amendment, the “2015 Incremental Amendment”) to provide for $102,000 in additional term loans (the “2015 Incremental Term Loan”) and $50,000 in additional revolving commitments (the “2015 Incremental Revolver”) under the Incremental Facility and to make certain amendments to the Revolving Credit Facility in connection with the Halifax Media acquisition. The 2015 Incremental Term Loan is on terms identical to the term loans that were extended pursuant to the New Media Credit Agreement and will mature on June 4, 2020. In addition, the New Media Borrower was required to pay an upfront fee of 1.00% and an underwriter fee of 2.25% of the aggregate amount of the 2015 Incremental Term Loan and the 2015 Incremental Revolver as of the effective date of the 2015 Incremental Amendment. On January 20, 2015, the outstanding loans under the 2015 Incremental Revolver were repaid with the proceeds of a common stock offering by New Media and the 2015 Incremental Revolver commitments were terminated. This amendment was treated as new debt for new lenders and as a modification for existing lenders. In connection with this transaction, the Company incurred approximately $5,379 of fees and expenses. The lender fees for the 2015 Incremental Term Loan increased the original issue discount by $3,315. Third party expenses of $110 were allocated to new lenders, capitalized as deferred financing costs, and will be amortized over the remaining term of the loan. Third party expenses of $185 were allocated to existing lenders and were expensed during the first quarter. Lender fees and third party expenses of $1,769 were allocated to the 2015

Incremental Revolver, capitalized, and written off to amortization of deferred financing costs after the balance of the 2015 Incremental Revolver was repaid. On May 29, 2015, the New Media Credit Agreement was amended (such amendment, the “May 2015 Incremental Amendment”) to provide for $25,000 in additional term loans (the “May 2015 Incremental Term Loan”) under the Incremental Facility. The 2015 Incremental Term Loan is on terms identical to the Replacement Term Loans and will mature on June 4, 2020. In addition, the New Media Borrower was required to pay an upfront fee of 1.00% and an underwriter fee of 2.25% of the aggregate amount of the May 2015 Incremental Term Loan as of the effective date of the May 2015 Incremental Amendment. In connection with this transaction, the Company incurred approximately $878 of fees and expenses. This amendment was considered a modification and the related $65 of third-party fees were expensed during the second quarter. The lender fees for the May 2015 Incremental Term Loan increased the original issue discount by $813.

As of September 27, 2015, the Company is in compliance with all of the covenants and obligations under the New Media Credit Agreement.

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

As of September 27, 2015, the Company is in compliance with all of the covenants and obligations under the Advantage Credit Agreements.

Fair Value

The fair value of long-term debt under the Senior Secured Credit Facilities and the Advantage Credit Agreements was estimated at $382,180 as of September 27, 2015, based on discounted future contractual cash flows and a market interest rate adjusted for necessary risks, including the Company’s own credit risk as there are no rates currently observable in publically traded debt markets of risk with similar terms and average maturities. Accordingly, the Company’s long-term debt under the Senior Secured Credit Facilities is classified within Level 3 of the fair value hierarchy.

Payment Schedule

As of September 27, 2015, scheduled principal payments of outstanding debt are as follows:

2015	877
2016	3,509
2017	13,509
2018	3,509
2019	26,509
Thereafter	334,267

$382,180
Less: Short-term debt	3,509
Less: Remaining original issue discount	9,916

Long-term debt	$368,755

(7) Related Party Transactions

As of December 29, 2013, Newcastle (an affiliate of the Manager) beneficially owned approximately 84.6% of the Company’s outstanding common stock. On February 13, 2014, Newcastle completed the spin-off of the Company. On February 14, 2014 New Media became a separate, publicly traded company trading on the NYSE under the ticker symbol “NEWM”. As a result of the spin-off, the fees included in the Management Agreement with the Company’s Manager became effective. As of September 27, 2015, Fortress and its affiliates owned approximately 1.5% of the Company’s outstanding stock and approximately 39.5% of the Company’s outstanding warrants.

In addition, the Company’s Chairman, Wesley Edens, is also the Co-Chairman of the board of directors of Fortress. The Company does not pay Mr. Edens a salary or any other form of compensation.

The Company’s Chief Operating Officer owns an interest in a company, from which the Company recognized revenue of $105, $92, $296 and $270 during the three and nine months ended September 27, 2015 and September 28, 2014, respectively, for commercial printing services and managed information technology services which is included in commercial printing and other on the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).

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

The Company recognized $2,390, $1,498, $7,049 and $3,727 for management fees and $3,486, $0, $8,750 and $0 for incentive compensation within selling, general and administrative expense and $1,592, $0, $5,501 and $1,741 was paid to FIG LLC during the three and nine months ended September 27, 2015 and September 28, 2014, respectively. The Company had an outstanding liability of $11,670 and $1,372 at September 27, 2015 and December 28, 2014, respectively, included in accrued expenses.

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

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company concluded that during the nine months ended September 27, 2015, a reduction to the valuation allowance of $3,844 was available to offset deferred tax assets. Of this amount, a $3,844 reduction was recognized through the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).

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

For the nine months ended September 27, 2015, the expected federal tax expense at 34% is $4,190. The difference between the expected tax and the tax charge of $1,083 is primarily attributable to the tax effect of the federal valuation allowance release of $3,585, the tax effect related to non-deductible expenses of $172, deferred tax benefits that expired of $22, a state tax provision of $150, alternative minimum tax of $271, release of unrecognized tax benefits of $74 and other benefits of $63.

The Company and its subsidiaries file a U.S. federal consolidated income tax return. The U.S. federal and state statute of limitations generally remains open for the 2011 tax year and beyond.

In accordance with ASC 740, the Company recognizes penalties and interest relating to uncertain tax positions in the provision for income taxes. As of September 27, 2015 and December 28, 2014, the Company had unrecognized tax benefits of approximately $966 and $1,040, respectively. The Company did not record significant amounts of interest and penalties related to unrecognized tax benefits for the periods ending September 27, 2015 and December 28, 2014. The Company does not expect significant changes in unrecognized tax benefits within the next 12 months.

(9) Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (“EPS”):

	Three months ended September 27, 2015	Three months ended September 28, 2014	Nine months ended September 27, 2015	Nine months ended September 28, 2014
Numerator for earnings per share calculation:
Net income (loss)	$6,108	$(4,708)	$11,237	$(14,668)
Denominator for earnings per share calculation:
Basic weighted average shares outstanding	44,699,376	30,491,250	44,075,025	30,163,750
Effect of dilutive securities:
Stock Options	19,729	—	171,560	—

Diluted weighted average shares outstanding	44,719,105	30,491,250	44,246,585	30,163,750

For the three and nine months ended September 27, 2015, the Company excluded 1,362,479 and 1,362,479 common stock warrants and 700,000 and 0 stock options, respectively, from the computation of diluted income per share because their effect would have been antidilutive. For the three and nine months ended September 28, 2014, the Company excluded 1,362,479 common stock warrants, 15,870 restricted stock grants, and 745,062 stock options from the computation of diluted income per share because their effect would have been antidilutive.

(10) Pension and Postretirement Benefits

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

The following provides information on the pension plan and postretirement medical and life insurance plans for the three and nine months ended September 27, 2015 and September 28, 2014:

	Three months ended September 27, 2015		Three months ended September 28, 2014		Nine months ended September 27, 2015		Nine months ended September 28, 2014
	Pension	Postretirement	Pension	Postretirement	Pension	Postretirement	Pension	Postretirement
Components of net periodic benefit costs:
Service cost	$75	$5	$75	$9	$225	$14	$225	$25
Interest cost	289	55	295	63	867	166	885	190
Expected return on plan assets	(411)	—	(406)	—	(1,232)	—	(1,218)	—
Amortization of unrecognized loss	24	—	—	—	70	—	—	—

Total	$(23)	$60	$(36)	$72	$(70)	$180	$(108)	$215

For the three and nine months ended September 27, 2015 and September 28, 2014, the Company recognized a total of $37, $36, $110 and $107 in pension and postretirement benefit expense, respectively.

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

(11) Fair Value Measurement

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

The following table provides information for the Company’s major categories of financial assets and liabilities measured or disclosed at fair value on a recurring basis for the periods presented:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
As of December 28, 2014
Assets
Cash and cash equivalents	$123,709	$—	$—	$123,709
Restricted cash	6,467	—	—	6,467
As of September 27, 2015
Assets
Cash and cash equivalents	$30,330	$—	$—	$30,330
Restricted cash	6,967	—	—	6,967

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).

For the acquisitions during the quarters ended March 30, 2014, September 28, 2014, December 28, 2014, March 29, 2015, June 28, 2015, and September 27, 2015, the Company consolidated the assets and liabilities under the acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded at their fair value. Property, plant and equipment was valued using Level 2 inputs and intangible assets were valued using Level 3 inputs. Refer to Note 2 for discussion of the valuation techniques, significant inputs, assumptions utilized, and the fair value recognized.

Refer to Note 6 for the discussion on the fair value of the Company’s total long-term debt.

(12) Commitments and Contingencies

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

Restricted cash at September 27, 2015 and December 28, 2014, in the aggregate amount of $6,967 and $6,467, respectively, is used to collateralize standby letters of credit in the name of the Company’s insurers in accordance with certain insurance policies and as cash collateral for certain business operations.

(13) Subsequent Events

On October 29, 2015, the Company announced a third quarter 2015 cash dividend of $0.33 per share of Common Stock, par value $0.01 per share, of New Media. The dividend will be paid on November 19, 2015, to shareholders of record as of the close of business on November 12, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of New Media Investment Group Inc.’s and its subsidiaries’ (“New Media”, “Company”, “we”, “us” or “our”). The following should be read in conjunction with the unaudited consolidated financial statements and notes thereto included herein, and with Part II, Item 1A, “Risk Factors.”

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

Our portfolio of media assets spans across 495 markets and 32 states. Our products include 575 community print publications, 495 websites, 459 mobile sites, six yellow page directories. We reach over 22 million people per week and serve over 216,000 business customers.

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

We believe that Propel will allow us to capitalize on the following opportunities in the marketplace:

•	There are approximately 27 million SMBs in the U.S according to the 2011 U.S. Census data. Of these, approximately 26.7 million have 20 employees or less;

•	Many of the owners and managers of these SMBs do not have the bandwidth, expertise or resource to navigate the fast evolving digital marketing sector, but they increasingly know they have to be present there to stay connected with current and future customers. Propel is designed to offer a complete set of digital marketing services to SMBs that are turn-key with results that are transparent to the business owners. Propel provides four broad categories of services: building businesses a presence, helping businesses to be located by consumers online, engaging with consumers, and growing their customer base; and

•	We believe our local media properties are uniquely positioned to sell these digital marketing services to local business owners. Our strong and trusted local brands, combined with our in-market sales presence give us a distinct advantage to sell these services, which are new and can be complicated to local business owners.

Our core products include:

•	125 daily newspapers with total paid circulation of approximately 1.7 million;

•	330 weekly newspapers (published up to three times per week) with total paid circulation of approximately 354,000 and total free circulation of approximately 2.5 million;

•	120 “shoppers” (generally advertising-only publications) with total circulation of approximately 2.9 million;

•	495 locally focused websites and 459 mobile sites, which extend our businesses onto the internet and mobile devices with approximately 225 million page views per month;

•	six yellow page directories, with a distribution of approximately 430,000, that covers a population of approximately 1.1 million people; and

•	Propel digital marketing services.

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

Our Predecessor experienced on-going declines in print advertising revenue streams and increased volatility of operating performance, despite its geographic diversity, well-balanced portfolio of products, broad customer base and reliance on smaller markets. We may experience additional declines and volatility in the future. These declines in print advertising revenue came with the shift from traditional media to the internet for consumers and businesses. We believe our local advertising tends to be less sensitive to economic cycles than national advertising because local businesses generally have fewer advertising channels through which to reach their target audience. We are making investments in digital platforms, such as Propel, as well as online, and mobile applications, to support our print publications in order to capture this shift as witnessed by our Predecessor’s digital advertising revenue growth, which doubled between 2009 and 2012.

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

Acquisitions

During the quarter ended September 27, 2015, we completed the acquisition of one daily publication, one weekly publication, and two shoppers serving southern Michigan for a total purchase price, including estimated working capital, of $5.0 million.

During the quarter ended June 28, 2015, we completed the acquisition of one daily and twenty-seven weekly publications serving the central Ohio area for a total purchase price of $47.0 million.

During the quarter ended March 29, 2015, we completed the acquisition of Halifax Media Group with a total purchase price, including working capital, of $285.4 million. The acquisition includes twenty-four daily publications, thirteen weekly publications, and five shoppers serving areas of Alabama, Florida, Louisiana, Massachusetts, North Carolina, and South Carolina with a daily circulation of approximately 635,000 and 752,000 on Sunday. We also completed the acquisition of Stephens Media, LLC (“Stephens Media”) with a total purchase price, including working capital, of $110.8 million. Stephens Media includes nine daily newspapers, thirty-five weekly publications and fifteen shoppers serving communities throughout the United States with a combined average daily circulation of approximately 221,000 and 244,000 on Sunday.

During the quarter ended December 28, 2014, we completed the acquisition of one daily and two weekly publications serving areas of New Hampshire and Maine for a total purchase price, including estimated working capital, of $5.6 million.

During the quarter ended September 28, 2014, we completed the acquisition of The Providence Journal with a total purchase price, including working capital, of $48.7 million. The acquisition included one daily and one weekly publication serving areas of Rhode Island with a daily circulation of approximately 72,000 and 96,000 on Sunday. We also completed two acquisitions of twenty-eight publications with an aggregate circulation of approximately 54,000 and a total purchase price of $15.5 million, which includes estimated working capital. These acquisitions included five daily, twelve weekly publications, and eleven shoppers serving areas of Texas, Oklahoma, Kansas and Virginia.

During the quarter ended March 30, 2014, we acquired two daily and three weekly publications in Victorville, CA for an aggregate purchase price, including estimated working capital, of $7.9 million. See Note 2 to the unaudited condensed consolidated financial statements, “Business Combinations.”

The Company’s operating segments (Large Community Newspapers, Small Community Newspapers, Local Media, Recent Acquisitions and Ventures) are aggregated into one reportable segment.

Restructuring

New Media was formed as a Delaware corporation on June 18, 2013. New Media was capitalized and issued 1,000 common shares to Newcastle Investment Corp. (“Newcastle”). Newcastle owned approximately 84.6% of New Media until February 13, 2014, upon which date Newcastle distributed the shares that it held in New Media to its shareholders on a pro rata basis. New Media had no operations until November 26, 2013, when it assumed control of GateHouse and Local Media Group Holdings LLC (“Local Media Parent”). The Predecessor and certain of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions under Chapter 11 of title 11 of the U.S. Bankruptcy Code, in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) on September 27, 2013. On November 6, 2013, the Bankruptcy Court confirmed the plan of reorganization (the “Plan”) and on November 26, 2013 (the “Effective Date”), the Debtors emerged from Chapter 11.

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

Industry

The newspaper industry, us and our Predecessor have experienced declining revenue and profitability over the past several years. As a result, we previously implemented plans to reduce costs and preserve cash flow. We have also invested in potential growth opportunities, primarily in the digital space and particularly our Propel business, among other digital initiatives. We believe the cost reductions and the new digital initiatives along with cash provided by operating activities, together with the Restructuring, will provide the appropriate capital structure and financial resources necessary to invest in the business and ensure our future success and provide sufficient cash flow to enable us to meet our commitments for the next year.

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

Results of Operations

The following table summarizes our historical results of operations for New Media for the three and nine months ended September 27, 2015 and September 28, 2014. References to “same store” results, a non-GAAP financial measure, take into account material acquisitions and divestitures of the company by adjusting prior year performance to include or exclude financial results as if the company had owned or divested a business for the comparable period. The acquisitions of Victorville, American Consolidated Media Southwest, Petersburg Progress-Index, Foster’s Daily Democrat, and Monroe Publishing Company (“tuck-in acquisitions”), were funded from the Company’s available cash, and are not considered material.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three months ended September 27, 2015	Three months ended September 28, 2014	Nine months ended September 27, 2015	Nine months ended September 28, 2014
Revenues:
Advertising	$178,964	$96,761	$500,105	$275,220
Circulation	100,442	49,802	273,255	140,274
Commercial printing and other	32,650	18,497	88,806	50,033

Total revenues	312,056	165,060	862,166	465,527
Operating costs and expenses:
Operating costs	175,758	94,070	476,830	266,540
Selling, general, and administrative	99,863	54,014	288,660	156,241
Depreciation and amortization	18,213	10,879	51,301	30,822
Integration and reorganization costs	1,638	1,133	5,221	1,970
Loss on sale or disposal of assets	1,936	386	3,407	1,074

Operating income	14,648	4,578	36,747	8,880
Interest expense	7,655	4,374	21,888	12,006
Amortization of deferred financing costs	165	145	2,547	903
Loss on early extinguishment of debt	—	—	—	9,047
Other expense (income)	10	(3)	(8)	(111)

Income (loss) before income taxes	6,818	62	12,320	(12,965)
Income tax expense	710	4,770	1,083	1,703

Net income (loss)	$6,108	$(4,708)	$11,237	$(14,668)

Three Months Ended September 27, 2015 Compared To Three Months Ended September 28, 2014

Revenue. Total revenue for the three months ended September 27, 2015 increased by $147.0 million, or 89.1%, to $312.1 million from $165.1 million for the three months ended September 28, 2014. The increase in total revenue was comprised of an $82.2 million, or 85.0%, increase in advertising revenue, a $50.6 million, or 101.7%, increase in circulation revenue, and a $14.2 million, or 76.5%, increase in commercial printing and other revenue. The increase in revenue of $147.0 million includes revenues from our Columbus Dispatch, Stephens Media, Halifax Media Group, and The Providence Journal acquisitions of $154.0 million, which is comprised of $88.5 million from advertising, $51.3 million from circulation, and $14.2 million from commercial printing and other.

Same store revenue for the three months ended September 27, 2015 decreased by $18.8 million, or 5.7%. The decrease in same store revenue was comprised of a $17.1 million, or 8.7%, decrease in advertising revenue, a $1.1 million, or 1.1%, decrease in circulation revenue, and a $0.6 million, or 1.8%, decrease in commercial printing and other revenue. Same store advertising revenue declines were primarily driven by declines on the print side of our business in the local retail and preprint categories due to secular pressures and a continuing uncertain economic environment. These secular trends and economic conditions have also led to a decline in our print circulation volumes, which have been partially offset by price increases in select locations.

Operating Costs. Operating costs for the three months ended September 27, 2015 increased by $81.7 million, or 86.8%, to $175.8 million from $94.1 million for the three months ended September 28, 2014. The increase in operating costs of $81.7 million includes operating costs from all acquisitions of $85.9 million, which were partially offset by a $4.2 million decrease in the costs related to the remaining operations. This decline in operating costs related to the remaining operations was primarily due to a decrease in newsprint expenses, hauling and delivery, postage, supplies, and compensation expenses of $2.1 million, $1.4 million, $0.4 million, $0.2 million, and $0.1 million, respectively.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended September 27, 2015 increased by $45.8 million, or 84.9%, to $99.8 million from $54.0 million for the three months ended September 28, 2014. The increase of $45.8 million includes selling, general and administrative expenses from all acquisitions of $46.8 million, which were partially offset by a $0.9 million decrease in the costs related to the remaining operations. This decline in selling, general and administrative expenses related to the remaining operations was primarily due to a decrease in professional and consulting fees of $3.2 million and a decrease in compensation expenses of $2.5 million, which were partially offset by an increase in outside services of $4.5 million.

Integration and Reorganization Costs. During the three months ended September 27, 2015 and September 28, 2014, we recorded integration and reorganization costs of $1.6 million and $1.1 million, respectively, primarily resulting from severance costs related to acquisition-related synergies and the continued consolidation of our operations resulting from our ongoing implementation of our plans to reduce costs and preserve cash flow.

Interest Expense. Interest expense for the three months ended September 27, 2015 increased by $3.3 million to $7.7 million from $4.4 million for the three months ended September 28, 2014. The increase in interest expense was primarily due to the increase in our total outstanding debt.

Income Tax Expense. During the three months ended September 27, 2015, we recorded an income tax expense of $0.7 million due to the interim period treatment driven by the annualized effective tax rate and deferred tax liability related to indefinite lived assets. During the three months ended September 28, 2014, we recorded an income tax expense of $4.8 million due to our tax provision being calculated based upon year-to-date results and including the reversal of the income tax benefits recorded in the first six months of the year.

Income (Loss) from Continuing Operations. Income from continuing operations for the three months ended September 27, 2015 was $6.1 million and loss from continuing operations for the three months ended September 28, 2014 was $4.7 million. Our net income from continuing operations increased due to the factors noted above.

Nine months Ended September 27, 2015 Compared To Nine months Ended September 28, 2014

Revenue. Total revenue for the nine months ended September 27, 2015 increased by $396.7 million, or 85.2%, to $862.2 million from $465.5 million for the nine months ended September 28, 2014. The increase in total revenue was comprised of a $224.9 million, or 81.7%, increase in advertising revenue, a $133.0 million, or 94.8%, increase in circulation revenue, and a $38.8 million, or 77.5%, increase in commercial printing and other revenue. The increase in revenue of $396.7 million includes revenues from our Columbus Dispatch, Stephens Media, Halifax Media Group, and The Providence Journal acquisitions of $399.0 million, which is comprised of $229.3 million from advertising, $132.2 million from circulation, and $37.5 million from commercial printing and other.

Same store revenue for the nine months ended September 27, 2015 decreased by $29.9 million, or 3.4%. The decrease in same store revenue was comprised of a $28.9 million, or 5.5%, decrease in advertising revenue, a $0.4 million, or 0.1%, decrease in circulation revenue, and a $0.7 million, or 0.8%, decrease in commercial printing and other revenue. Same store advertising revenue declines were primarily driven by declines on the print side of our business in the local retail and preprint categories due to secular pressures and a continuing uncertain economic environment. These secular trends and economic conditions have also led to a decline in our print circulation volumes, which have been partially offset by price increases in select locations.

Operating Costs. Operating costs for the nine months ended September 27, 2015 increased by $210.3 million, or 78.9%, to $476.8 million from $266.5 million for the nine months ended September 28, 2014. The increase in operating costs of $210.3 million includes operating costs from all acquisitions of $219.2 million, which were partially offset by an $8.9 million decrease in the costs related to the remaining operations. This decline in operating costs related to the remaining operations was primarily due to a decrease in newsprint expenses, hauling and delivery, and compensation expenses of $4.3 million, $3.7 million, and $1.3 million, respectively.

Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended September 27, 2015 increased by $132.4 million, or 84.8%, to $288.6 million from $156.2 million for the nine months ended September 28, 2014. The increase of $132.4 million includes selling, general and administrative expenses from all acquisitions of $130.1 million. The additional $2.3 million increase in selling, general and administrative expenses was primarily due to an increase in outside services of $11.5 million, primarily related to the management and incentive fees, which was partially offset by a decrease in compensation and professional and consulting fees of $4.9 million and $4.4 million, respectively.

Integration and Reorganization Costs. During the nine months ended September 27, 2015 and September 28, 2014, we recorded integration and reorganization costs of $5.2 million and $2.0 million, respectively, primarily resulting from severance costs related to acquisition-related synergies and the continued consolidation of our operations resulting from our ongoing implementation of our plans to reduce costs and preserve cash flow.

Interest Expense. Interest expense for the nine months ended September 27, 2015 increased by $9.9 million to $21.9 million from $12.0 million for the nine months ended September 28, 2014. The increase in interest expense was primarily due to the increase in our total outstanding debt.

Amortization of Deferred Financing Costs. Amortization of deferred financing costs for the nine months ended September 27, 2015 increased by $1.6 million primarily due to the write-off of deferred financing costs related to the 2015 Incremental Revolver (as defined below).

Loss on Early Extinguishment of Debt. During the nine months ended September 28, 2014 we recorded a loss of $9.0 million due to the early extinguishment of long-term debt.

Income Tax Expense. During the nine months ended September 27, 2015 we recorded an income tax expense of $1.1 million due to the interim period treatment driven by the annualized effective rate and the deferred tax liability related to indefinite lived assets. During the nine months ended September 28, 2014, we recorded an income tax expense of $1.7 million due to our tax provision being calculated based upon year-to-date results which consisted of an expense related to a deferred tax liability for indefinite-lived assets.

Income (Loss) from Continuing Operations. Income from continuing operations for the nine months ended September 27, 2015 was $11.2 million and loss from continuing operations for the nine months ended September 28, 2014 was $14.7 million. Our net income from continuing operations increased due to the factors noted above.

Liquidity and Capital Resources

Our primary cash requirements are for working capital, debt obligations and capital expenditures. We have no material outstanding commitments for capital expenditures. We expect our 2015 capital expenditure to total between $11.5 million and $13.5 million. The 2015 capital expenditures will be primarily comprised of projects related to the consolidation of print operations and system upgrades. Our long term debt and debt service obligations were significantly reduced following the Restructuring. For more information on our long term debt and debt service obligations, see Note 6 to the unaudited condensed consolidated financial statements, “Indebtedness”. Our principal sources of funds have historically been, and are expected to continue to be, cash provided by operating activities.

As a holding company, we have no operations of our own and accordingly we have no independent means of generating revenue, and our internal sources of funds to meet our cash needs, including payment of expenses, are dividends and other permitted payments from our subsidiaries.

We expect to fund our operations through cash provided by our subsidiaries’ operating activities, the incurrence of debt or the issuance of additional equity securities. We expect that we will have adequate capital resources and liquidity to meet our working capital needs, borrowing obligations and all required capital expenditures for at least the next twelve months.

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

Dividends

On October 29, 2015, the Company announced a third quarter 2015 cash dividend of $0.33 per share of Common Stock, par value $0.01 per share, of New Media. The dividend will be paid on November 19, 2015, to shareholders of record as of the close of business on November 12, 2015.

On July 30, 2015, the Company announced a second quarter 2015 cash dividend of $0.33 per share of Common Stock, par value $0.01 per share, of New Media. The dividend was paid on August 20, 2015, to shareholders of record as of the close of business on August 12, 2015.

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

The GateHouse Credit Facilities were paid in full on June 4, 2014.

Local Media Credit Facility

Certain of Local Media Parent’s subsidiaries (together, the “Borrowers”) and Local Media Parent entered into a Credit Agreement, dated as of September 3, 2013, with a syndicate of financial institutions with Credit Suisse AG, Cayman Islands Branch, as administrative agent (the “Local Media Credit Facility”). The Local Media Credit Facility provided for: (a) a $33 million term loan facility; and (b) a $10 million revolving credit facility, with a $3 million sub-facility for letters of credit and a $4 million sub-facility for swing loans. On October 25, 2013, Credit Suisse AG assigned the revolving loan commitment to Capital One Business Corp and the revolving credit facility was activated.

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

The Local Media Credit Facility was paid in full on June 4, 2014.

New Media Credit Agreement

On June 4, 2014, New Media Holdings II LLC (the “New Media Borrower”), a wholly owned subsidiary of New Media, entered into a credit agreement (the “New Media Credit Agreement”) among the New Media Borrower, New Media Holdings I LLC (“Holdings”), the lenders party thereto, RBS Citizens, N.A. and Credit Suisse Securities (USA) LLC as joint lead arrangers and joint bookrunners, Credit Suisse AG, Cayman Islands Branch as syndication agent and Citizens Bank of Pennsylvania as administration agent which provides for (i) a $200 million senior secured term facility (the “Term Loan Facility” and any loan thereunder, including as part of the Incremental Facility, “Term Loans”) and (ii) a $25 million senior secured revolving credit facility, with a $5 million sub-facility for letters of credit and a $5 million sub-facility for swing loans, (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Senior Secured Credit Facilities”). In addition, the New Media Borrower may request one or more new commitments for term loans or revolving loans from time to time up to an aggregate total of $75 million (the “Incremental Facility”) subject to certain conditions. On June 4, 2014, the New Media Borrower borrowed $200 million under the Term Loan Facility (the

“Initial Term Loans”). The Term Loans mature on June 4, 2020 and the maturity date for the Revolving Credit Facility is June 4, 2019. The proceeds of the Initial Term Loans, which included a $6.7 million original issue discount, were used to repay in full all amounts outstanding under the GateHouse Credit Facilities and the Local Media Credit Facility and to pay fees associated with the financing, with the balance going to the Company for general corporate purposes. The New Media Credit Agreement was amended on July 17, 2014 to cure an omission. On September 3, 2014, the New Media Credit Agreement was amended to provide for the 2014 Incremental Term Loan (as defined below). On November 20, 2014, the New Media Credit Agreement was amended to increase the amount of the Incremental Facility that may be requested after the date of the amendment to $225 million. On January 9, 2015, the New Media Credit Agreement was amended to provide for the 2015 Incremental Term Loan (as defined below) and the 2015 Incremental Revolver (as defined below). On February 13, 2015, the New Media Credit Agreement was amended to provide for the replacement of the existing term loans under the Term Loan Facility (including the 2014 Incremental Term Loan and the 2015 Incremental Term Loan) with a new class of replacement term loans (the “Replacement Term Loans”) on the same terms as the existing term loans except that the Replacement Term Loans are subject to a 1.00% prepayment premium for any prepayments made in connection with certain repricing transactions effected within six months of the date of the amendment. This amendment was considered a modification and the related $0.1 million of fees were expensed during the first quarter. On March 6, 2015, the New Media Credit Agreement was amended to provide for $15 million in additional revolving commitments under the Incremental Facility. In connection with this transaction, the Company incurred approximately $0.2 million of fees and expenses which were capitalized as deferred financing costs. On May 29, 2015, the New Media Credit Agreement was amended to provide for the May 2015 Incremental Term Loan (as defined below). As of September 27, 2015, $15 million was drawn under the Revolving Credit Facility.

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

On September 3, 2014, the New Media Credit Agreement was amended to provide for additional term loans under the Incremental Facility in an aggregate principal amount of $25 million (such term loans, the “2014 Incremental Term Loan,” and such amendment, the “2014 Incremental Amendment”) in connection with the acquisition of the assets of The Providence Journal. The 2014 Incremental Term Loan is on terms identical to the term loans that were extended pursuant to the New Media Credit Agreement and will mature on June 4, 2020. In addition, the New Media Borrower was required to pay an upfront fee of 2.00% and an underwriter fee of 1.50% of the aggregate amount of the 2014 Incremental Term Loan as of the effective date of the 2014 Incremental Amendment. This amendment was considered a modification and the related $0.6 million of fees were expensed. On January 9, 2015, the New Media Credit Agreement was amended (such amendment, the “2015 Incremental Amendment”) to provide for $102 million in additional term loans (the “2015 Incremental Term Loan”) and $50 million in additional revolving commitments (the “2015 Incremental Revolver”) under the Incremental Facility and to make certain amendments to the Revolving Credit Facility in connection with the Halifax Media acquisition. The 2015 Incremental Term Loan is on terms identical to the term loans that were extended pursuant to the New Media Credit Agreement and will mature on June 4, 2020. In addition, the New Media Borrower was required to pay an upfront fee of 1.00% and an underwriter fee of 2.25% of the aggregate amount of the 2015 Incremental Term Loan and the 2015 Incremental Revolver as of the effective date of the 2015 Incremental Amendment. On January 20, 2015, the outstanding loans under the 2015 Incremental Revolver were repaid with the proceeds of a common stock offering by New Media and the 2015 Incremental Revolver commitments were terminated. In connection with this transaction, we incurred approximately $5.4 million of fees and expenses. The lender fees for the 2015 Incremental Term Loan increased the original issue discount by $3.3 million. Third party expenses of $0.1 million were allocated to new lenders, capitalized as deferred financing costs, and will be amortized over the remaining term of the loan. Third party expenses of $0.2 million were allocated to existing lenders and were expensed during the first quarter. Lender fees and third party expenses of $1.8 million were allocated to the 2015 Incremental Revolver, capitalized, and written off to amortization of deferred financing costs after the balance of the 2015 Incremental Revolver was repaid. On May 29, 2015, the New Media Credit Agreement was amended (such amendment, the “May 2015 Incremental Amendment”) to provide for $25 million in additional term loans (the “May 2015 Incremental Term Loan”) under the Incremental Facility. The 2015 Incremental Term Loan is on terms identical to the Replacement Term Loans and will mature on June 4, 2020. In addition, the New Media Borrower was required to pay an upfront fee of 1.00% and an underwriter fee of 2.25% of the aggregate amount of the May 2015 Incremental Term Loan as of the effective date of the May 2015 Incremental Amendment. In connection with this transaction, the Company incurred approximately $878 of fees and expenses. This amendment was considered a modification and the related $0.1 million of third-party fees were expensed during the second quarter. The lender fees for the May 2015 Incremental Term Loan increased the original issue discount by $813.

As of September 27, 2015, we are in compliance with all of the covenants and obligations under the New Media Credit Agreement.

Refer to Note 6 to the unaudited condensed consolidated financial statements, “Indebtedness,” for further discussion of the New Media Credit Agreement.

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

As of September 27, 2015, we are in compliance with all of the covenants and obligations under the Advantage Credit Agreements.

Refer to Note 6 to the unaudited condensed consolidated financial statements, “Indebtedness,” for further discussion of the Advantage Credit Agreements.

Cash Flows

The following table summarizes our historical cash flows.

	Nine months ended	Nine months ended
	September 27, 2015	September 28, 2014
Cash provided by operating activities	$104,830	$23,983
Cash used in investing activities	(435,130)	(73,987)
Cash provided by financing activities	236,921	153,256

The discussion of our cash flows that follows is based on our historical cash flows for the nine months ended September 27, 2015 and September 28, 2014.

Cash Flows from Operating Activities. Net cash provided by operating activities for the nine months ended September 27, 2015 was $104.8 million, an increase of $80.8 million when compared to $24.0 million of cash provided by operating activities for the nine months ended September 28, 2014. This $80.8 million increase was the result of an increase in cash provided by working capital of $37.0 million and an increase in net income of $25.9 million, which includes an increase in adjustments for non-cash charges of $17.9 million.

The $37.0 million increase in cash provided by working capital for the nine months ended September 27, 2015 when compared to the nine months ended September 28, 2014 is primarily attributable to an increase in accrued expenses and a decrease in accounts receivable, which was partially offset by a decrease in accounts payable.

The $17.9 million increase in adjustments to net income for non-cash charges primarily consisted of an increase in depreciation and amortization of $20.5 million, an increase in loss on sale and disposal of assets of $2.3 million, an increase in non-cash interest expense of $1.1 million, an increase in non-cash compensation expense of $0.8 million, and an increase in pension and other postretirement benefit obligations of $0.3 million. These increases were partially offset by a decrease in non-cash loss on early extinguishment of debt of $5.9 million a decrease in deferred income taxes of $0.8 million, and a decrease in amortization of deferred financing costs of $0.4 million.

Cash Flows from Investing Activities. Net cash used in investing activities for the nine months ended September 27, 2015 was $435.1 million. During the nine months ended September 27, 2015, we used $430.1 million, net of cash acquired, for acquisitions and $6.4 million for capital expenditures, which was partially offset by $1.4 million we received from the sale of other assets.

Net cash used in investing activities for the nine months ended September 28, 2014 was $74.0 million. During the nine months ended September 28, 2014, we used $71.8 million, net of cash acquired, for acquisitions and $3.0 million for capital expenditures, which was partially offset by $0.8 million we received from the sale of publications and other assets.

Cash Flows from Financing Activities. Net cash provided by financing activities for the nine months ended September 27, 2015 was $236.9 million due to the issuance of common stock of $149.5 million from the public offering, net of underwriters’ discount and offering costs, borrowings under term loans of $122.9 million, and borrowings under the revolving credit facility of $84.0 million, which were partially offset by repayments under the revolving credit facility of $74.0 million, payment of dividends of $42.7 million, repayments under term loans of $2.3 million, and the payment of debt issuance costs of $0.5 million.

Net cash provided by financing activities for the nine months ended September 28, 2014 was $153.3 million due to borrowings under term loans of $217.8 million, the issuance of common stock of $116.1 million from the public offering, net of underwriters’ discount and offering costs, and borrowings under the revolving credit facility of $22.1 million, which were partially offset by repayments under long-term debt of $158.0 million, repayments under the revolving credit facility of $32.1 million, payment of dividends of $8.1 million, and the payment of debt issuance costs of $4.5 million.

Changes in Financial Position

The discussion that follows highlights significant changes in our financial position and working capital from December 28, 2014 to September 27, 2015.

Accounts Receivable. Accounts receivable increased $50.8 million from December 28, 2014 to September 27, 2015, which relates to $63.6 million of assets acquired in the nine month period ending September 27, 2015, which was partially offset by the timing of cash collections and lower same store revenue recognized in the 2015 nine month period compared to 2014.

Inventory. Inventory increased $8.6 million from December 28, 2014 to September 27, 2015, which relates primarily to acquisitions during the first nine months of 2015.

Prepaid Expenses. Prepaid expenses increased $4.4 million from December 28, 2014 to September 27, 2015, which primarily relates to acquisitions during the first nine months of 2015.

Property, Plant, and Equipment. Property, plant, and equipment increased $154.5 million during the period from December 28, 2014 to September 27, 2015, of which $190.8 million relates to assets acquired and $6.4 million used for capital expenditures, which was partially offset by depreciation of $39.2 million and $3.5 million relates to assets sold or disposed of.

Goodwill. Goodwill increased $43.5 million from December 28, 2014 to September 27, 2015, which relates to acquisitions during the first nine months of 2015.

Intangible Assets. Intangible assets increased $187.0 million from December 28, 2014 to September 27, 2015, of which $199.7 million relates to acquisitions during the first nine months of 2015, which was offset by $12.1 million of amortization and $0.6 million due to disposition of intangible assets.

Current Portion of Long-term Debt. Current portion of long-term debt increased $1.3 million from December 28, 2014 to September 27, 2015, due to the increase in current portion of long-term debt of $2.1 million resulting from an increase in total debt outstanding under the credit agreement which was partially offset by repayments under current portion of long-term debt of $0.8 million.

Accounts Payable. Accounts payable increased $8.5 million from December 28, 2014 to September 27, 2015, of which $15.4 million relates to acquisitions during the first nine months of 2015, which was partially offset by the timing of vendor payments.

Accrued Expenses. Accrued expenses increased $44.4 million from December 28, 2014 to September 27, 2015, of which $16.5 million primarily relates to acquisitions during the first nine months of 2015, an increase in the management fee and incentive fee of $10.3 million, an increase in accrued health insurance of $4.5 million, an increase in accrued payroll of $3.7 million due to timing of pay periods, an increase in accrued interest of $2.5 million due to the timing of interest payments and higher debt levels, and an increase in accrued vacation of $1.6 million.

Deferred Revenue. Deferred revenue increased $30.7 million from December 28, 2014 to September 27, 2015, which relates primarily to acquisitions during the first nine months of 2015.

Long-term Debt. Long-term debt increased $149.0 million from December 28, 2014 to September 27, 2015, due to borrowings under term loans of $122.9 million, which includes a $4.1 million original issue discount, borrowings under the revolving credit facility of $84.0 million, debt assumed from the Halifax Media Group acquisition of $18.0 million, and $1.6 million non-cash interest expense. These increases were offset by repayments under the revolving credit facility of $74.0 million, a $2.1 million reclassification from long-term debt to current portion of long-term debt, and repayments under long-term debt of $1.4 million.

Long-term Liabilities, Less Current Portion. Long-term liabilities, less current portion increased $2.6 million from December 28, 2014 to September 27, 2015, of which $1.6 million relates to the long-term portion of workers compensation due to the increase in employees in 2015 and $1.1 million relates to the long-term portion of lease liabilities resulting from leases assumed with acquisitions in 2015.

Additional Paid-in Capital. Additional paid-in capital increased $121.7 million from December 28, 2014 to September 27, 2015, which resulted primarily from the issuance of common stock from the public offering of $150.1 million, net of underwriters’ discount and offering costs and $0.9 million from non-cash compensation expense, which was partially offset by dividends of $29.5 million.

Retained Earnings. Retained earnings decreased $2.2 million from December 28, 2014 to September 27, 2015, due to the payment of dividends of $13.4 million which was offset by net income of $11.2 million.

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

The table below shows the reconciliation of loss from continuing operations to Adjusted EBITDA for the periods presented:

	Three months ended September 27, 2015		Three months ended September 28, 2014		Nine months ended September 27, 2015		Nine months ended September 28, 2014
	(in thousands)
Net income (loss)	$6,108		$(4,708)		$11,237		$(14,668)
Income tax expense	710		4,770		1,083		1,703
Loss on derivative instruments, included in other income	—		—		—		51
Loss on early extinguishment of debt	—		—		—		9,047
Amortization of deferred financing costs	165		145		2,547		903
Interest expense	7,655		4,374		21,888		12,006
Depreciation and amortization	18,213		10,879		51,301		30,822

Adjusted EBITDA from continuing operations	$32,851	(a)	$15,460	(b)	$88,056	(c)	$39,864	(d)

(a)	Adjusted EBITDA for the three months ended September 27, 2015 included net expenses of $7,229, related to transaction and project costs, non-cash compensation, and other expense of $3,655, integration and reorganization costs of $1,638 and a $1,936 loss on the sale of assets.
(b)	Adjusted EBITDA for the three months ended September 28, 2014 included net expenses of $6,233, related to non-cash compensation, transaction and project costs and other expense of $4,714, integration and reorganization costs of $1,133 and a $386 loss on the sale of assets.
(c)	Adjusted EBITDA for the nine months ended September 27, 2015 included net expenses of $19,688, related to transaction and project costs, non-cash compensation, and other expense of $11,060, integration and reorganization costs of $5,221 and a $3,407 loss on the sale of assets.
(d)	Adjusted EBITDA for the nine months ended September 28, 2014 included net expenses of $15,218, related to non-cash compensation, transaction and project costs and other expense of $12,174, integration and reorganization costs of $1,970 and a $1,074 loss on the sale of assets.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the nine month period ended September 27, 2015, there were no material changes to the quantitative and qualitative disclosures about market risk that were presented in Item 7A of our Annual Report on Form 10-K for the year ended December 28, 2014.

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

You should carefully consider the following risks and other information in this Quarterly Report on Form 10-Q in evaluating us and our common stock. Any of the following risks could materially and adversely affect our results of operations or financial condition. The risk factors generally have been separated into the following groups: Risks Related to Our Business, Risks Related to Our Manager, and Risks Related to Our Common Stock.

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

Our ability to generate revenues is correlated with the economic conditions of three geographic regions of the United States.

Our Company primarily generates revenue in three geographic regions: the Northeast, the Southeast, and the Midwest. During the nine months ended September 27, 2015, approximately 29% of our total revenues were generated in three states in the Northeast: Massachusetts, Rhode Island, and New York. During the same period, approximately 21% of our total revenues were generated in two states in the Southeast: Florida and North Carolina. Also during the same period, approximately 18% of our total revenues were generated in two states in the Midwest: Illinois and Ohio. As a result of this geographic concentration, our financial results, including advertising and circulation revenue, depend largely upon economic conditions in these principal market areas. Accordingly, adverse economic developments within these three regions in particular could significantly affect our consolidated operations and financial results.

Our indebtedness and any future indebtedness may limit our financial and operating activities and our ability to incur additional debt to fund future needs or dividends.

As of September 27, 2015, New Media’s outstanding indebtedness consists of the New Media Credit Agreement. The New Media Credit Agreement provides for (i) a $200 million senior secured term facility and (ii) a $25 million senior secured revolving credit facility, with a $5 million sub-facility for letters of credit and a $5 million sub-facility for swing loans. In addition, the New Media Borrower may request one or more new commitments for term loans or revolving loans from time to time up to an aggregate total of $75 million, subject to certain conditions. On September 3, 2014, the New Media Credit Agreement was amended to provide for additional term loans under the Incremental Facility in an aggregate principal amount of $25 million. On November 20, 2014, the New Media Credit Agreement was further amended to increase the amount available thereunder for incremental term loans to facilitate the financing of the acquisition of substantially all of the assets from Halifax Media Group LLC. On January 9, 2015, the New Media Credit Agreement was amended to provide for additional term loans and revolving commitments under the Incremental Facility in a combined aggregate principal amount of $152 million and to make certain amendments to the Revolving Credit Facility. On February 13, 2015, the New Media Credit Agreement was amended to, amongst other things, replace the existing term loans with a new class of replacement term loans with extended call protection. On March 6, 2015, the New Media Credit Agreement was amended to provide for $15 million in additional revolving commitments under the Incremental Facility. On May 29, 2015, the New Media Credit Agreement was amended to provide for $25 million in additional term loans under the Incremental Facility. As of September 27, 2015, $15 million was drawn under the Revolving Credit Facility.

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

We may not generate a sufficient amount of cash or generate sufficient funds from operations to fund our operations or repay our indebtedness.

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

We have announced our intent to distribute a substantial portion of our free cash flow as a dividend to our stockholders, through a quarterly dividend, subject to satisfactory financial performance, approval by our Board of Directors and dividend restrictions in the New Media Credit Agreement. The Board of Directors’ determinations regarding dividends will depend on a variety of factors, including the Company’s GAAP net income, free cash flow generated from operations or other sources, liquidity position and potential alternative uses of cash, such as acquisitions, as well as economic conditions and expected future financial results. Although we recently paid a second quarter 2015 cash dividend of $0.33 per share of Common Stock and have paid regularly quarterly dividends since the third quarter of 2014, there can be no guarantee that we will continue to pay dividends in the future or that this recent dividend is representative of the amount of any future dividends. Our ability to declare future dividends will depend on our future financial performance, which in turn depends on the successful implementation of our strategy and on financial, competitive, regulatory, technical and other factors, general economic conditions, demand and selling prices for our products and other factors specific to our industry or specific projects, many of which are beyond our control. Therefore, our ability to generate free cash flow depends on the performance of our operations and could be limited by decreases in our profitability or increases in costs, capital expenditures or debt servicing requirements.

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

As a holding company, we are also dependent on our subsidiaries being able to pay dividends to us. Our subsidiaries are subject to restrictions on the ability to pay dividends under the various instruments governing their indebtedness. If our subsidiaries incur additional debt or losses, such additional indebtedness or loss may further impair their ability to pay dividends or make other distributions to us. In addition, the ability of our subsidiaries to declare and pay dividends to us will also be dependent on their cash income and cash available and may be restricted under applicable law or regulation. Under Delaware law, approval of the board of directors is required to approve any dividend, which may only be paid out of surplus or net profit for the applicable fiscal year. As a result, we may not be able to pay dividends in accordance with our announced intent or at all.

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

Our Predecessor experienced declines in advertising revenue due in part to advertisers’ shift from print to digital media, and we may not be able to create sufficient advertiser interest in our digital businesses to maintain or increase the advertising rates of the inventory on our websites.

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

The basic raw material for our publications is newsprint. We generally maintain only a 45 to 55-day inventory of newsprint, although our participation in a newsprint-buying consortium has helped ensure adequate supply. An inability to obtain an adequate supply of newsprint at a favorable price or at all in the future could have a material adverse effect on our ability to produce our publications. Historically, the price of newsprint has been volatile, reaching a high of approximately $823 per metric ton in 2008 and experiencing a low of almost $410 per metric ton in 2002. The average price of newsprint for the first nine months of 2015 was approximately $543 per metric ton. Recent and future consolidation of major newsprint suppliers may adversely affect price competition among suppliers. Significant increases in newsprint costs for properties and periods not covered by our newsprint vendor agreement could have a material adverse effect on our financial condition and results of operations.

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

Our business is concentrated in newspapers and other print publications located primarily in small and midsize markets in the United States. Our revenues primarily consist of advertising and paid circulation. Competition for advertising revenues and paid circulation comes from direct mail, directories, radio, television, outdoor advertising, other newspaper publications, the internet and other media. For example, as the use of the internet and mobile devices has increased, we have lost some classified advertising and subscribers to online advertising businesses and our free internet sites that contain abbreviated versions of our publications. Competition for advertising revenues is based largely upon advertiser results, advertising rates, readership, demographics and circulation levels. Competition for circulation is based largely upon the content of the publication and its price and editorial quality. Our local and regional competitors vary from market to market, and many of our competitors for advertising revenues are larger and have greater financial and distribution resources than us. We may incur increased costs competing for advertising expenditures and paid circulation. We may also experience further declines of circulation or print advertising revenue due to alternative media, such as the internet. If we are not able to compete effectively for advertising expenditures and paid circulation, our revenues may decline.

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

As a result of the Restructuring, which was considered a triggering event for the non-amortizable intangibles, our Predecessor performed a valuation analysis to determine if an impairment existed as of September 29, 2013. The fair values of our Predecessor’s reporting units for goodwill and newspaper mastheads were estimated using the expected present value of future cash flows, recent industry transaction multiples and using estimates, judgments and assumptions that management believed were appropriate in the circumstances and were consistent with the terms of the Plan. The estimates and judgments used in the assessment included multiples for revenue and EBITDA, the weighted average cost of capital and the terminal growth rate. Given the Restructuring, our Predecessor determined that discounted cash flows provided the best estimate of the fair value of its reporting units. The estimated fair value of the Large Daily reporting unit exceeded its carrying value and Step 2 of the analysis was not necessary. The Small Community reporting unit failed the Step 1 goodwill impairment analysis. Our Predecessor performed Step 2 of the analysis using consistent assumptions, as discussed above, and determined an impairment was not present for this reporting unit. The estimated fair value of each reporting unit’s mastheads exceeded their carrying values, using consistent assumptions as discussed above. The masthead fair value was estimated using the relief from royalty valuation method. For further information on goodwill and intangible assets, see Note 5 to the unaudited condensed consolidated financial statements, “Goodwill and Intangible Assets”.

Due to reductions in our Predecessor’s operating projections during the third quarter of 2013 in conjunction with the Restructuring, an impairment charge of $68.6 million was recognized for advertiser relationships within the Predecessor’s Metro and Small Community reporting units, an impairment charge of $19.1 million was recognized for subscriber relationships within the Company’s Metro and Small Community reporting units, an impairment charge of $2.1 million was recognized for customer relationships within the Company’s Metro reporting unit and an impairment charge of $1.8 million was recognized for trade names and publication rights within the Directories business unit.

Given the recent revaluation of assets related to fresh start accounting, there is a relatively small amount of fair value excess for certain reporting units as of the second quarter 2015 annual impairment test. Specifically, the fair value of the Large Daily Newspapers and Ventures reporting units exceeded carrying value by less than 10%. In addition, the masthead fair value for Large Daily Newspapers and Metro Newspapers exceeded carrying value by less than 3%. Considering a relatively low headroom for these reporting units and mastheads and declining revenue and profitability in the newspaper industry over the past several years, these are considered to be at risk for a future impairment in the event of decline in general economic, market or business conditions or any significant unfavorable changes in the forecasted cash flows, weighted-average cost of capital and/or market transaction multiples.

At September 27, 2015 the carrying value of our goodwill is $177.6 million, mastheads is $96.7 million, and amortizable intangible assets is $247.0 million.

We are subject to environmental and employee safety and health laws and regulations that could cause us to incur significant compliance expenditures and liabilities.

Our operations are subject to federal, state and local laws and regulations pertaining to the environment, storage tanks and the management and disposal of wastes at our facilities. Under various environmental laws, a current or previous owner or operator of real property may be liable for contamination resulting from the release or threatened release of hazardous or toxic substances or petroleum at that property. Such laws often impose liability on the owner or operator without regard to fault, and the costs of any required investigation or cleanup can be substantial. Although in connection with certain of our Predecessor’s acquisitions we have rights to indemnification for certain environmental liabilities, these rights may not be sufficient to reimburse us for all losses that we might incur if a property acquired by us has environmental contamination.

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

In recent years, we and our Predecessor experienced significant increases in the cost of employee medical benefits because of economic factors beyond our control, including increases in health care costs. At least some of these factors may continue to put upward pressure on the cost of providing medical benefits. Although we have actively sought to control increases in these costs, there can be no assurance that we will succeed in limiting cost increases, and continued upward pressure could reduce the profitability of our businesses.

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

As of September 27, 2015, we employed 10,117 employees, of whom 1,257 (or approximately 12%) were represented by 35 unions. 94% of the unionized employees are in four states: Ohio, Rhode Island, Illinois and Massachusetts and represent 38%, 22%, 17% and 17% of all our union employees, respectively. Most of our unionized employees work under collective bargaining agreements that expire in 2017.

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

Pursuant to the Plan, we acquired substantially all of the assets of our Predecessor. The Restructuring resulted in us becoming a new reporting entity and adopting fresh start accounting. As required by fresh start accounting, our Predecessor’s assets and liabilities were adjusted to estimated fair value, and we recognized certain assets and liabilities not previously recognized in our Predecessor’s financial statements. Accordingly, our financial condition and results of operations from and after the Effective Date are not comparable to the financial condition and results of operations reflected in our Predecessor’s historical consolidated financial statements, including those presented herein.

Risks Related to Our Manager

We are dependent on our Manager and may not find a suitable replacement if our Manager terminates the Management Agreement and the inability of our Manager to retain or obtain key personnel could delay or hinder implementation of our investment strategies, which could impair our ability to make distributions and could reduce the value of your investment.

Some of our officers and other individuals who perform services for us are employees of our Manager. We are reliant on our Manager, which has significant discretion as to the implementation of our operating policies and strategies, to conduct our business. We are subject to the risk that our Manager will terminate the Management Agreement and that we will not be able to find a suitable replacement for our Manager in a timely manner, at a reasonable cost or at all. Furthermore, we are dependent on the services of certain key employees of our Manager whose compensation may be partially or entirely dependent upon the amount of incentive or management compensation earned by our Manager and whose continued service is not guaranteed, and the loss of such services could adversely affect our operations. If any of these people were to cease their affiliation with us or our Manager, either we or our Manager may be unable to find suitable replacements, and our operating results could suffer. We believe that our future success depends, in large part, upon our Manager’s ability to hire and retain highly skilled personnel. Competition for highly skilled personnel is intense, and our Manager may be unsuccessful in attracting and retaining such skilled personnel. If we lose or are unable to obtain the services of highly skilled personnel, our ability to implement our investment strategies could be delayed or hindered and this could materially adversely affect our business, results of operations, financial condition and ability to make distributions to our stockholders.

There are conflicts of interest in our relationship with our Manager.

Our Management Agreement with our Manager was not negotiated between unaffiliated parties, and its terms, including fees payable, although approved by the independent directors of both Newcastle (our parent prior to the spin-off) and New Media as fair, may not be as favorable to us as if they had been negotiated with an unaffiliated third party.

There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates—including investment funds, private investment funds, or businesses managed by our Manager—invest in media assets and whose investment objectives overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our Board of Directors and employees of our Manager who may be officers also serve as officers and/or directors of these other entities. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress for certain target assets. From time to time, affiliates of Fortress focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress had approximately $74.3 billion of assets under management as of September 30, 2015. In addition, with respect to Fortress funds in the process of selling investments, our Manager may be incentivized to regard the sale of such assets to us positively, particularly if a sale to an unrelated third party would result in a loss of fees to our Manager.

Our Management Agreement with our Manager generally does not limit or restrict our Manager or its affiliates from engaging in any business or managing other pooled investment vehicles that invest in investments that meet our investment objectives. Our Manager may engage in additional investment opportunities related to media assets in the future, which may cause our Manager to compete with us for investments or result in a change in our current investment strategy. In addition, our certificate of incorporation provides that if Fortress or an affiliate or any of their officers, directors or employees acquire knowledge of a potential transaction that could be a corporate opportunity, they have no duty, to the fullest extent permitted by law, to offer such corporate opportunity to us, our stockholders or our affiliates. In the event that any of our directors and officers who is also a director, officer or employee of Fortress or its affiliates acquires knowledge of a corporate opportunity or is offered a corporate opportunity, provided that this knowledge was not acquired solely in such person’s capacity as a director or officer of ours and such person acts in good faith, then to the fullest extent permitted by law such person is deemed to have fully satisfied such person’s fiduciary duties owed to us and is not liable to us if Fortress or its affiliates pursues or acquires the corporate opportunity or if such person did not present the corporate opportunity to us.

The ability of our Manager and its officers and employees to engage in other business activities, subject to the terms of our Management Agreement with our Manager, may reduce the amount of time our Manager, its officers or other employees spend managing us. In addition, we may engage in material transactions with our Manager or another entity managed by our Manager or one of its affiliates, which may present an actual, potential or perceived conflict of interest. It is possible that actual, potential or perceived conflicts could give rise to investor dissatisfaction, litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential, actual or perceived conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which could materially adversely affect our business in a number of ways, including causing an inability to raise additional funds, a reluctance of counterparties to do business with us, a decrease in the prices of our equity securities and a resulting increased risk of litigation and regulatory enforcement actions.

The management compensation structure that we have agreed to with our Manager, as well as compensation arrangements that we may enter into with our Manager in the future (in connection with new lines of business or other activities), may incentivize our Manager to invest in high risk investments. In addition to its management fee, our Manager is currently entitled to receive incentive compensation. In evaluating investments and other management strategies, the opportunity to earn incentive compensation may lead our Manager to place undue emphasis on the maximization of such measures at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative than lower-yielding investments. Moreover, because our Manager receives compensation in the form of options in connection with the completion of our equity offerings, our Manager may be incentivized to cause us to issue additional stock, which could be dilutive to existing stockholders.

It would be difficult and costly to terminate our Management Agreement with our Manager.

It would be difficult and costly for us to terminate our Management Agreement with our Manager. After its initial three-year term, the Management Agreement will be automatically renewed for one-year terms unless terminated (i) by a majority vote of at least two-thirds of our independent directors, or by a vote of the holders of a simple majority of the outstanding shares of our common stock, that there has been unsatisfactory performance by our Manager that is materially detrimental to us or (ii) a determination by a simple majority of our independent directors that the management fee payable to our Manager is not fair, subject to our Manager’s right to prevent such a termination by continuing to provide the services under the Management Agreement at a fee that a simple majority of our independent directors have reasonably determined to be fair. Our Manager will be provided 60 days’ prior notice of any termination and will be paid a termination fee equal to the amount of the management fee earned by the Manager during the 12-month period preceding such termination. In addition, following any termination of the Management Agreement, our Manager may require us to purchase its right to receive incentive compensation at a price determined as if our assets were sold for their then current fair market value or otherwise we may continue to pay the incentive compensation to our Manager. These provisions may increase the effective cost to us of terminating the Management Agreement, thereby adversely affecting our ability to terminate our Manager without cause.

Our Board of Directors does not approve each investment decision made by our Manager. In addition, we may change our investment strategy without a stockholder vote, which may result in our making investments that are different, riskier or less profitable than our current investments.

Our Manager has great latitude in determining the types and categories of assets it may decide are proper investments for us, including the latitude to invest in types and categories of assets that may differ from those in which we currently invest. Our board of directors periodically reviews our investment portfolio. However, our Board of Directors does not review or pre-approve each proposed investment or our related financing arrangements. In addition, in conducting periodic reviews, our Board of Directors relies primarily on information provided to them by our Manager. Furthermore, transactions entered into by our Manager may be difficult or impossible to unwind by the time they are reviewed by our Board of Directors even if the transactions contravene the terms of the Management Agreement. In addition, we may change our investment strategy, including our target asset classes, without a stockholder vote.

Our investment strategy may evolve in light of existing market conditions and investment opportunities, and this evolution may involve additional risks depending upon the nature of the assets in which we invest and our ability to finance such assets on a short- or long-term basis. Investment opportunities that present unattractive risk-return profiles relative to other available investment opportunities under particular market conditions may become relatively attractive under changed market conditions, and changes in market conditions may therefore result in changes in the investments we target. Decisions to make investments in new asset categories present risks that may be difficult for us to adequately assess and could therefore reduce our ability to pay dividends on our common stock or have adverse effects on our liquidity or financial condition. A change in our investment strategy may also increase our exposure to interest rate, real estate market or credit market fluctuations. In addition, a change in our investment strategy may increase the guarantee obligations we agree to incur or increase the number of transactions we enter into with affiliates. Our failure to accurately assess the risks inherent in new asset categories or the financing risks associated with such assets could adversely affect our results of operations and our financial condition.

Our Manager will not be liable to us for any acts or omissions performed in accordance with the Management Agreement, including with respect to the performance of our investments.

Pursuant to our Management Agreement, our Manager will not assume any responsibility other than to render the services called for thereunder in good faith and will not be responsible for any action of our Board of Directors in following or declining to follow its advice or recommendations. Our Manager, its members, managers, officers and employees will not be liable to us or any of our subsidiaries, to our Board of Directors, or our or any subsidiary’s stockholders or partners for any acts or omissions by our Manager, its members, managers, sub-advisers, officers or employees, except by reason of acts constituting bad faith, willful misconduct, gross negligence or reckless disregard of our Manager’s duties under our Management Agreement. We shall, to the full extent lawful, reimburse, indemnify and hold our Manager, its members, managers, officers and employees, sub-advisers and each other person, if any, controlling our Manager, harmless of and from any and all expenses, losses, damages, liabilities, demands, charges and claims of any nature whatsoever (including attorneys’ fees) in respect of or arising from any acts or omissions of an indemnified party made in good faith in the performance of our Manager’s duties under our Management Agreement and not constituting such indemnified party’s bad faith, willful misconduct, gross negligence or reckless disregard of our Manager’s duties under our Management Agreement.

Our Manager’s due diligence of investment opportunities or other transactions may not identify all pertinent risks, which could materially affect our business, financial condition, liquidity and results of operations.

Our Manager intends to conduct due diligence with respect to each investment opportunity or other transaction it pursues. It is possible, however, that our Manager’s due diligence processes will not uncover all relevant facts, particularly with respect to any assets we acquire from third parties. In these cases, our Manager may be given limited access to information about the investment and will rely on information provided by the target of the investment. In addition, if investment opportunities are scarce, the process for selecting bidders is competitive, or the timeframe in which we are required to complete diligence is short, our ability to conduct a due diligence investigation may be limited, and we would be required to make investment decisions based upon a less thorough diligence process than would otherwise be the case. Accordingly, investments and other transactions that initially appear to be viable may prove not to be over time, due to the limitations of the due diligence process or other factors.

Because we are dependent upon our Manager and its affiliates to conduct our operations, any adverse changes in the financial health of our Manager or its affiliates or our relationship with them could hinder our Manager’s ability to successfully manage our operations.

We are dependent on our Manager and its affiliates to manage our operations and acquire and manage our investments. Under the direction of our Board of Directors, our Manager makes all decisions with respect to the management of our company. To conduct its operations, our Manager depends upon the fees and other compensation that it receives from us in connection with managing our company and from other entities and investors with respect to investment management services it provides. Any adverse changes in the financial condition of our Manager or its affiliates, or our relationship with our Manager, could hinder our Manager’s ability to successfully manage our operations, which would materially adversely affect our business, results of operations, financial condition and ability to make distributions to our stockholders. For example, adverse changes in the financial condition of our Manager could limit its ability to attract key personnel.

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

Stock markets in general and recently have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our Common Stock. Additionally, these and other external factors have caused and may continue to cause the market price and demand for our Common Stock to fluctuate, which may limit or prevent investors from readily selling their shares of Common Stock, and may otherwise negatively affect the liquidity of our common stock.

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

The percentage ownership of existing shareholders in New Media may also be diluted in the future as result of the issuance of ordinary shares in New Media upon the exercise of 10-year warrants (the “New Media Warrants”). The New Media Warrants collectively represent the right to acquire New Media Common Stock, which in the aggregate are equal to 5% of New Media Common Stock as of the Effective Date (calculated prior to dilution from shares of New Media Common Stock issued pursuant to Newcastle’s contribution of Local Media Parent and assignment of related stock purchase agreement to New Media (the “Local Media Contribution”)) at a strike price of $46.35 calculated based on a total equity value of New Media prior to the Local Media Contribution of $1.2 billion as of the Effective Date. As a result, New Media Common Stock may be subject to dilution upon the exercise of such New Media Warrants.

Furthermore, the percentage ownership in New Media may be diluted in the future because of additional equity awards that we expect will be granted to our Manager pursuant to our Management Agreement. Upon the successful completion of an offering of shares of our Common Stock or any shares of preferred stock, we will grant our Manager options equal to 10% of the number of shares being sold in the offering, with an exercise price equal to the offering price per share paid by the public or other ultimate purchaser. The Board of Directors of New Media approved the Incentive Plan, which provides for the grant of equity and equity-based awards, including restricted stock, stock options, stock appreciation rights, performance awards, restricted stock units, tandem awards and other equity-based and non-equity based awards, in each case to our Manager, to the directors, officers, employees, service providers, consultants and advisors of our Manager who perform services for us, and to our directors, officers, employees, service providers, consultants and advisors. Any future grant would cause further dilution. We initially reserved 15 million shares of our Common Stock for issuance under the Incentive Plan; on the first day of each fiscal year beginning during the ten-year term of the Incentive Plan and in and after calendar year 2015, that number will be increased by a number of shares of our Common Stock equal to 10% of the number of shares of our Common Stock newly issued by us during the immediately preceding fiscal year (and, in the case of fiscal year 2014, after the effective date of the Incentive Plan). In January 2015, the number of shares reserved for issuance under the Incentive Plan was increased by 746,649, representing 10% of the shares of Common Stock newly issued in fiscal year 2014.

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

See Index to Exhibits on page 56 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW MEDIA INVESTMENT GROUP INC.

Date: October 29, 2015	/s/ Gregory W. Freiberg
Gregory W. Freiberg
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit No.	Description

* 31.1	Rule 13a-14(a)/15d-14(d) Certification of Principal Executive Officer under the Securities Exchange Act of 1934 (included herewith).

* 31.2	Rule 13a-14(a)/15d-14(d) Certification of Principal Financial Officer under the Securities Exchange Act of 1934 (included herewith).

* 32.1	Section 1350 Certifications (included herewith).

* 101.INS	XBRL Instance Document

* 101.SCH	XBRL Taxonomy Extension Schema

* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

* 101.DEF	XBRL Taxonomy Extension Definition Linkbase

* 101.LAB	XBRL Taxonomy Extension Label Linkbase

* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.