Form 10-K
period 2015-12-27
New Media Investment Group Inc.
filed 2016-02-25
CIK 1579684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 27, 2015

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant on June 28, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $795.9 million. The market value calculation was determined using a per share price of $18.23, the price at which the registrant’s common stock was last sold on the New York Stock Exchange on such date. For purposes of this calculation, shares held by non-affiliates excludes only those shares beneficially owned by the registrant’s executive officers, directors, and stockholders owning 10% or more of the registrant’s outstanding common stock (and, in each case, their immediate family members and affiliates).

As of February 22, 2016, 44,710,497 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company’s fiscal year-end, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

NEW MEDIA INVESTMENT GROUP INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 27, 2015

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

Forward-looking statements are based on management’s current expectations and beliefs and are subject to a number of known and unknown risks, uncertainties and other factors that could lead to actual results materially different from those described in the forward-looking statements. We can give no assurance that our expectations will be attained. Our actual results, liquidity and financial condition may differ from the anticipated results, liquidity and financial condition indicated in these forward-looking statements. These forward looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause our actual results to differ, possibly materially from expectations or estimates reflected in such forward-looking statements, including, among others:

•	general economic and market conditions;

•	economic conditions in the Northeast, Southeast and Midwest regions of the United States;

•	our ability to grow our digital business and digital audience and advertiser base;

•	the growing shift within the publishing industry from traditional print media to digital forms of publication;

•	our ability to acquire local media print assets at attractive valuations;

•	declining advertising and circulation revenues;

•	the risk that we may not realize the anticipated benefits of our recent or potential future acquisitions;

•	the availability and cost of capital for future investments;

•	our indebtedness may restrict our operations and / or require us to dedicate a portion of cash flow from operations to the payment of principal and interest;

•	our ability to pay dividends consistent with prior practice or at all;

•	our ability to realize the benefits of the Management Agreement (as defined below);

•	the impact of any material transactions with the Manager (as defined below) or one of its affiliates, including the impact of any actual, potential or predicted conflicts of interest;

•	the competitive environment in which we operate;

•	our ability to recruit and retain key personnel.

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

Our portfolio of media assets today spans across 489 markets and 31 states. Our products include 564 community print publications, 489 websites, 476 mobile sites and six yellow page directories. We reach over 19 million people per week and serve over 193,000 business customers.

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

Our business strategy is to be the preeminent provider of local news, information, advertising and digital services in the markets we operate in today. We aim to grow our business organically through both our consumer and SMB strategies. We also plan to pursue strategic acquisitions of high quality local media assets at attractive valuation levels. Finally, we intend to distribute a substantial portion of our free cash flow as a dividend to stockholders through a quarterly dividend, subject to satisfactory financial performance, approval by our board of directors (the “Board of Directors” or “Board”) and dividend restrictions in the New Media Credit Agreement (as defined below). The Board of Directors’ determinations regarding dividends will depend on a variety of factors, including the Company’s U.S. generally accepted accounting principles (“GAAP”) net income, free cash flow generated from operations or other sources, liquidity position and potential alternative uses of cash, such as acquisitions, as well as economic conditions and expected future financial results.

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

Central to our business strategy are our digital marketing services products called Propel Marketing (“Propel”). We launched the products in 2012 and have seen rapid growth since then. Revenues have grown from $1 million in 2012 to $31.3 million in 2015. We believe Propel and our other digital marketing service products, combined with our strong local brands and in market sales force, position this product group to be a key component to our overall organic growth strategy.

We believe that Propel will allow us to capitalize on the following opportunities in the marketplace:

There are approximately 27.9 million SMBs in the U.S. according to the 2011 U.S. Census data. Of these, approximately 26.7 million have 20 employees or less.

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

We believe our local media properties and local sales infrastructure are uniquely positioned to sell these digital marketing services to local business owners and give us distinct advantages, including:

•	our strong and trusted local brands, with 85% of our daily newspapers having been publishing local content for more than 100 years;

•	our ability to market through our print and online properties, driving branding and traffic; and

•	our more than 1,480 local, direct, in-market sales professionals with long standing relationships with small businesses in the communities we serve.

Our core products include:

•	124 daily newspapers with total paid circulation of approximately 1.5 million;

•	322 weekly newspapers (published up to three times per week) with total paid circulation of approximately 321,000 and total free circulation of approximately 2.0 million;

•	118 “shoppers” (generally advertising-only publications) with total circulation of approximately 2.8 million;

•	489 locally focused websites and 476 mobile sites, which extend our businesses onto the internet and mobile devices with approximately 226 million page views per month;

•	six yellow page directories, with a distribution of approximately 348,000, that cover a population of approximately 620,000 people; and

•	Propel digital marketing services.

In addition to our core products, we also opportunistically produce niche publications that address specific local market interests such as recreation, sports, healthcare and real estate. Similarly, GateHouse Live, our events business, concentrates on local markets and interests.

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

More than 85% of our daily newspapers have been published for more than 100 years and 100% have been published for more than 50 years. We believe that the longevity of our publications demonstrates the value and relevance of the local information that we provide and has created a strong foundation of reader loyalty and a highly recognized media brand name in each community we serve. As a result of these factors, we believe that our publications have high local audience penetration rates in our markets, thereby providing advertisers with strong local market reach.

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

The newspaper industry has experienced declining revenue and profitability dating back to 2007 due to, among other things, advertisers’ shift from print to digital media and general market conditions. Our Predecessor was affected by this trend and experienced a history of net operating losses.

The revenues derived from our SMB category come from a variety of print and digital advertising products, digital service products we offer through Propel, and commercial printing services. Our consumer category revenue comes primarily from subscription income as consumers pay for our deep, rich local contents, both in print and online, however primarily print today.

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

Restructuring and Spin-off from Newcastle Investment Corp.

We acquired our operations as part of the restructuring (the “Restructuring”) of our Predecessor, GateHouse. On September 27, 2013, GateHouse commenced the Restructuring in which it sought confirmation of its bankruptcy plan sponsored by Newcastle, as the holder of the majority of the Outstanding Debt (as defined as follows). The Plan relates to the Restructuring of our Predecessor’s obligations under the amended and restated credit agreement by and among certain affiliates of GateHouse, the lenders from time to time thereto and Cortland Products Group, as administrative agent, dated February 27, 2007 (as amended, the “2007 Credit Facility”) and certain interest rate swaps (collectively, the “Outstanding Debt”). The U.S. Bankruptcy Court for the District of Delaware confirmed the reorganization plan (the “Plan”) on November 6, 2013 and GateHouse consequently emerged from Chapter 11 protection on November 26, 2013.

Pursuant to the Restructuring, Newcastle offered to purchase the Outstanding Debt in cash and at 40% of (i) $1,167 million of principal claims under the 2007 Credit Facility, plus (ii) accrued and unpaid interest at the applicable contract non-default rate with respect thereto, plus (iii) all amounts, excluding any default interest, arising from transactions in connection with interest rate swaps secured under the 2007 Credit Facility (the “Cash-Out Offer”) on the Effective Date. The holders of the Outstanding Debt had the option of receiving, in satisfaction of their Outstanding Debt, their pro rata share of the (i) Cash-Out Offer or (ii) New Media Common Stock and net proceeds, if any, of the GateHouse Credit Facilities. All pensions, trade and all other unsecured claims will be paid in the ordinary course.

On the Effective Date (1) GateHouse became our wholly-owned subsidiary as a result of (a) the cancellation and discharge of the currently outstanding equity interests in GateHouse (the holders of which received warrants issued by New Media) and (b) the issuance of equity interests in the reorganized GateHouse to New Media; (2) Local Media Parent, which was a wholly-owned subsidiary of Newcastle, following the Local Media Acquisition became a wholly-owned subsidiary of New Media as a result of Newcastle’s transfer of Local Media Parent to New Media; (3) New Media entered into the Management Agreement (as defined below) with our Manager (as defined below), (4) New Media entered into the GateHouse Management and Advisory Agreement (the “GateHouse Management Agreement”) with GateHouse; and (5) all of GateHouse’s Outstanding Debt was cancelled and discharged and the holders of the Outstanding Debt received, at their option, their pro rata share of the (i) Cash-Out Offer or (ii) New Media Common Stock and the net proceeds of the two certain Term Loan and Security Agreements dated November 26, 2013 (the “GateHouse Credit Facilities”). Pursuant to the Cash-Out Offer, Newcastle offered to buy the claims of the holders of the Outstanding Debt. As a result of these transactions, Newcastle owned 84.6% of New Media as of the Effective Date. The GateHouse Management Agreement was terminated effective June 4, 2014.

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

Acquisitions

On February 28, 2014, we completed the acquisition of five publications from Freedom Communications for a total purchase price of $7.9 million, including working capital. The acquisition included two daily and three weekly publications serving Southern California with an aggregate circulation of approximately 56,000.

On June 30, 2014, we completed two acquisitions of 20 publications with a total purchase price of $15.9 million, including working capital. The acquisitions included six daily, ten weekly publications, and four shoppers serving areas of Texas, Oklahoma, Kansas and Virginia with an aggregate circulation of approximately 54,000.

On September 3, 2014, we completed the acquisition of The Providence Journal with a total purchase price of $48.7 million, including working capital. The acquisition included one daily and two weekly publications serving areas of Rhode Island with a daily circulation of approximately 72,000 and 96,000 on Sunday.

On December 1, 2014, we completed the acquisition of Foster’s Daily Democrat along with other publications and related assets for $5.4 million in cash, including working capital, from the Foster family. The publications are located around Dover, NH, and the daily newspaper has a circulation of approximately 12,000.

On January 9, 2015, we completed the acquisition of substantially all of the assets from Halifax Media Group for an aggregate purchase price of $285.4 million, including working capital and net of assumed debt. The acquisition included 24 daily publications, thirteen weekly publications, and five shoppers serving areas of Alabama, Florida, Louisiana, Massachusetts, North Carolina, and South Carolina with a daily circulation of approximately 635,000 and 752,000 on Sunday.

On March 18, 2015, we completed the acquisition of the assets of Stephens Media, LLC (“Stephens Media”) for an aggregate purchase price of $110.8 million, including working capital. The acquisition includes nine daily newspapers, 35 weekly publications and fifteen shoppers serving communities throughout the United States with a combined average daily circulation of approximately 221 and 244 on Sunday.

On June 15, 2015 and September 23, 2015, we acquired substantially all the assets, properties and business of publishing/operating certain newspapers for an aggregate purchase price of $52.0 million, including estimated working capital. The acquisitions included two daily newspapers, twenty-eight weekly publications, and two shoppers serving Central Ohio and Southern Michigan.

Dispositions

On December 10, 2015, we completed the sale of the Las Vegas Review-Journal and related publications (initially acquired in the Stephens Media acquisition), which are located in Las Vegas, Nevada for an aggregate sale price of $140,000 plus working capital adjustment of $1,000. As a result, a gain of $57.0 million is included in (gain) loss on sale or disposal of assets on the consolidated statement of operations and comprehensive income (loss) for this period.

Subsequent Events

Acquisitions

On December 31, 2015, we completed the acquisition of the Business Information Division of Dolan LLC (“Dolan”) for $35.0 million in cash, plus working capital. We funded the acquisition with cash on the balance sheet. Dolan is a leading provider of industry-specific news with 39 print and online publications and an audience of over 46,000 paid subscribers.

On January 12, 2016, we completed the acquisition of substantially all of the publishing operations of the Times Publishing Company, including the Erie Times-News daily newspaper, for $11.5 million in cash, plus the assumption of the assumed liabilities. We funded the acquisition with cash on the balance sheet. Erie Times-News is a dominant source of local news and advertising in Erie, PA with an average weekday circulation of over 39,000 and 55,000 on Sunday.

Dividends

On February 25, 2016, the Company announced a fourth quarter 2015 cash dividend of $0.33 per share of New Media Common Stock. The dividend will be paid on March 17, 2016, to shareholders of record as of the close of business on March 9, 2016.

Corporate Entity Structure

The chart below sets forth our entity structure and that of our direct and indirect subsidiaries. This chart does not include all of our affiliates and subsidiaries or our Manager and, in some cases, we have combined separate entities for presentation purposes.

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

We also believe there is a growing need among small to mid-size businesses to be able to generate leads and interact with consumers across all the digital platforms, which takes many forms including websites, mobile sites, tablets and social media. These local business owners and managers lack the time, expertise and resources to capitalize on the potential of these new consumer-reaching channels. National competitors in this category do not generally have a local in-market presence. Newly formed competitors lack a known and credible brand name in addition to generally not having a local in-market presence. We believe this represents a substantial opportunity for our local media business.

Advertising Market

The primary sources of advertising revenue for local publications are small businesses, corporations, government agencies and individuals who reside in the market that a publication serves. By combining paid circulation publications with total market coverage (“TMC”) publications such as shoppers and other specialty publications (tailored to the specific attributes of a local community), local publications are able to reach nearly 100% of the households in a distribution area. As macroeconomic conditions in advertising change due to increasing internet and mobile usage and the wide array of available information sources, we have seen advertisers shift their focus to incorporate a digital advertising and services component into their overall local marketing strategy. To that end, in addition to printed products, the majority of our local publications have an online presence that further leverages the local brand, ensures higher penetration into the market, and provides a digital alternative for local advertisers to reach consumers. We also have strong digital marketing services, Propel.

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

The opportunity created by the digital extension of the core audience makes local digital advertising an attractive complement for existing print advertisers, while opening up opportunities to attract new local advertisers that have not previously advertised with local publications. In addition, we believe that national advertisers have an interest in reaching buyers on a hyper-local level and, although they historically have not been significant advertisers in community publications, we believe the digital media offers them a powerful medium to reach local audiences. This opportunity is further enhanced by our behavioral targeting products, which allow advertisers to reach specific demographics of our audience and follow that audience across multiple websites, delivering advertisements across the platforms. Further, digital marketing services businesses are poised to benefit from the rise in internet marketing spend, which grew 16% between 2013 and 2014, and 294% between 2005 and 2014, according to the 2014 IAB Internet Advertising Revenue Report issued in April 2015.

We believe that a strong digital business will enhance our revenues. In addition, we believe that we have the expertise and sales resources to help other businesses maximize their digital opportunities. Accordingly, we have launched our digital marketing services business, including Propel, which is designed to help SMBs utilize the digital space to generate leads, interact with consumers and grow their businesses. New Media’s digital revenue derived from advertising, circulation, and other revenue has grown since the launch of Propel in 2012. New Media’s digital revenue was $106.9 million for the year ended December 27, 2015, an 85% growth as compared with the same period in 2014, which had digital revenue of $57.9 million. Of this, $31.3 million, or 29% of digital revenue for the year ended December 27, 2015 was attributable to Propel. See “Risk Factors—Risks Related to Our Business—We have invested in growing our digital business, including Propel, but such investments may not be successful, which could adversely affect our results of operations.”

We anticipate that the digital marketing services sector will continue to grow as SMBs move from print to digital marketing in connection with consumers spending more time online. According to the 2011 U.S. Census data, there are approximately 27.9 million SMBs in the US, 26.7 million of the SMBs have 20 employees or less, and these businesses are expected to spend $42.6 billion on digital marketing by 2016 (according to the 2015 U.S. Local Media Forecast by BIA/Kelsey). Owners of these businesses often lack the resources and expertise to navigate the digital marketing services sector. A recent study done by SCORE Association in 2014 indicated that 97% of consumers search for local businesses online, 49% of SMBs do not have a website, 93% are not mobile compatible, and 27% of SMBs with websites were found to not have a phone number on their home page. Propel offers SMBs digital services, including website design, search engine optimization, mobile websites, social media, retargeting and other advertising services. Our Predecessor believed, and we too believe, that Propel is well positioned to assist SMBs in the digital space and expect Propel to contribute meaningfully to future revenue growth. Propel is also able to leverage our local media properties and local sales infrastructure and give us distinct advantages, including:

•	our strong and trusted local brands, with 85% of our daily newspapers having been publishing local content for more than 100 years;

•	our ability to market through our print and online properties, driving branding and traffic; and

•	our more than 1,480 local, direct, in-market sales professionals with long standing relationships with small businesses in the communities we serve.

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

Our Strengths

High Quality Assets with Leading Local Businesses. Our publications benefit from a long history in the communities we serve as one of the leading, and often sole, providers of comprehensive and in-depth local content. More than 85% of our daily newspapers have been published for more than 100 years and 100% have been published for more than 50 years. This has resulted in brand recognition for our publications, reader loyalty and high local audience penetration rates, which are highly valued by local advertisers. We continue to build on long-standing relationships with local advertisers and our in-depth knowledge of the consumers in our local markets. We believe our local news content is unique and highly valued by consumers who live in our markets, and there are limited, and in some cases no competing sources of local content for our target customers.

Large Locally Focused Sales Force. We have large and well known “in-market” local sales forces in the markets we serve, consisting of over 1,480 sales representatives, including 42 dedicated to Propel and 17 third party sales affiliations. Our sales forces are generally among the largest locally oriented media sales forces in their respective communities. We have long-standing relationships with many local businesses and have the ability to be face to face with most local businesses due to these unique characteristics we enjoy. We believe our strong brands combined with our “in-market” presence give us a distinct advantage in selling and growing in the digital services sector given the complex nature of these products. We also believe that these qualities provide leverage for our sales force to grow additional future revenue streams in our markets, particularly in the digital sector.

Ability to Acquire and Integrate New Assets. We have created a national platform for consolidating local media businesses and have demonstrated an ability to successfully identify, acquire and integrate local media asset acquisitions. Together with our Predecessor, we have acquired over $2.2 billion of assets since 2006, including both traditional newspaper and directory businesses. We have a scalable infrastructure and platform to leverage for future acquisitions.

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

Local Business Profile Generates Significant Cash Flow. Our local business profile allows us to generate significant recurring cash flow due to our diversified revenue base and high operating profit margins and maintain our low capital expenditure and working capital requirements. As a result of the Restructuring, which extinguished GateHouse’s obligations under the 2007 Credit Facility and certain interest rate swaps secured thereunder on November 6, 2013, the confirmation date of the Plan, our interest and debt servicing expenses are significantly lower than our Predecessor’s interest and debt servicing expenses. As of December 27, 2015, our debt structure consists of the New Media Credit Agreement and Advantage Credit Agreements (as defined below). We currently estimate that we will have significant free cash flow totaling $115.0 million to $135.0 million in 2016, which we believe will lead to stockholder value creation through our investments in organic growth, investments in accretive acquisitions and the return of cash to stockholders in the form of dividends, subject to satisfactory financial performance, approval by our Board of Directors and dividend restrictions in the New Media Credit Agreement. We further believe the strong cash flows generated and available to be invested will lead to consistent future dividend growth.

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

Our Strategy

We intend to create stockholder value through a variety of factors including organic growth driven by our consumer and SMB strategies, pursuing attractive strategic acquisitions of high quality local media assets, and through the distribution of a substantial portion of our free cash flow as a dividend, subject to satisfactory financial performance, approval by our Board of Directors and dividend restrictions in the New Media Credit Agreement. However, there is no guarantee that we will be able to accomplish any of these strategic initiatives.

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

Grow Our New Digital Marketing Services Business. We plan to scale and expand our digital marketing services, including Propel. We believe Propel will allow us to sell digital marketing services to SMBs both in and outside existing New Media markets. The SMB demand for digital service solutions is great and represents a rapidly expanding opportunity. According to the 2011 U.S. Census data, there are approximately 27.9 million SMBs in the U.S. and, according to a 2015 U.S. Local Media Forecast by BIA/Kelsey, digital revenues are expected to grow to $42.6 billion in 2016, representing a 3.8% growth rate. Owners of SMBs often lack the resources and expertise to navigate the digital marketing services sector, with 49% of SMBs not having a website and 93% not having mobile-friendly websites according to a SCORE Association Small Business Study in 2014. We believe local SMBs will turn to our trusted local media brands to help them navigate through developing their digital marketing presence and strategy. We believe our local media properties and local sales infrastructure gives us a distinct advantage to being the leading local provider of digital marketing services, through Propel.

Pursue Strategic Accretive Acquisitions. We intend to capitalize on the highly fragmented and distressed local print industries which have greatly reduced valuation levels. We initially expect to focus our investments primarily in the local newspaper sector in small to mid-size markets. We believe we have a strong operational platform as well as scalable digital marketing services, including Propel. This platform, along with deep industry specific knowledge and experience that our management team has can be leveraged to reduce costs, stabilize the core business and grow digital revenues at acquired properties. The size and fragmentation of the addressable print media market place in the United States, the greatly reduced valuation levels that exist in these industries, and our deep experience make this an attractive place for our initial consolidation focus and capital allocation. Over the longer term we also believe there may be opportunity to diversify and acquire these types of assets internationally, as well as other traditional local media assets such as broadcast TV, out of home advertising (billboards) and radio, in the United States and internationally. We also believe there may be opportunities to acquire other strong businesses that have strong local brands and local sales infrastructure or digital product companies, both of which could quickly scale for Propel.

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

Overview of Operations

We operate in three publication groups: Eastern US Publishing, Central US Publishing and Western US Publishing. We also operate over 489 related websites and 360 mobile sites.

The following table sets forth information regarding our publications.

	Number of Publications			Circulation (1)
Operating Group	Dailies	Weeklies	Shoppers	Paid	Free	Total Circulation
Eastern US Publishing	38	135	15	972,914	1,261,140	2,234,054
Central US Publishing	42	86	42	507,002	2,322,001	2,829,003
Western US Publishing	44	101	61	327,279	1,215,305	1,542,584

Total	124	322	118	1,807,195	4,798,446	6,605,641

(1)	Circulation statistics are estimated by our management as of December 27, 2015.

Eastern US Publishing. Eastern US Publishing operates in six publication group clusters: the (1) New England Publishing Group, (2) Cape Publishing Group, (3) Providence Publishing Group, (4) Mid-Atlantic Publishing Group, (5) South Atlantic Publishing Group, and (6) Coastal Publishing Group.

New England Publishing Group. We are one of the largest community newspaper publishers in Massachusetts by number of daily publications and also publish a large concentration of weekly newspapers, serving 113 communities in markets across eastern Massachusetts. The three largest daily newspapers in this region are: The Patriot Ledger (founded in 1837 with circulation of 23,800), the Enterprise (founded in 1880 with circulation of 13,314) and the MetroWest Daily News (founded in 1897 with circulation of 11,783). We also have over 170 web sites, with more than 3.5 million combined monthly unique visitors in Massachusetts.

Many of the towns within our Massachusetts footprint were founded in the 1600s and our daily and weekly newspapers in the region have long been institutions within these communities. In fact, our Massachusetts publications have 29 daily and weekly newspapers that are over 100 years old. The Boston designated market area (“DMA”) is the eighth largest market in the United States with 2.5 million households and 6.5 million people, and ranks first nationally in concentration of colleges and universities. Massachusetts has more than 1.0 million households in the region earning greater than $75,000, and a substantial homeownership rate. We reach 1.4 million readers in the eastern Massachusetts market. Eastern Massachusetts is also an employment center for technology, biotechnology, healthcare and higher education.

Cape Publishing Group. This cluster includes Worcester, Massachusetts, the Cape Cod Media Group, the Southcoast Media Group, and the Seacoast Media Group.

In Worcester, Massachusetts, the Telegram & Gazette has been the premier daily newspaper in Central Massachusetts since 1866. The Telegram & Gazette, with daily circulation of 46,634 and its website, telegram.com, covers all of Worcester county, as well as surrounding areas including editorial coverage and distribution in over 60 towns which represents over 20% of the towns in the state of Massachusetts. Coverage is in our primary market of Worcester county with secondary focus in Middlesex and Hampden counties.

The Cape Cod Media Group publishes one paid daily, one paid weekly newspaper and one shopper. The flagship publication of the Cape Cod Media Group is the Cape Cod Times. The Cape Cod Times, with a daily circulation of 29,750 is the premier daily and Sunday local paper on Cape Cod. The Barnstable Patriot, the paid weekly newspaper, has a weekly circulation of 2,068.

The Southcoast Media Group publishes one paid daily newspaper, four paid weekly newspapers and two shoppers. The flagship publication of the Southcoast Media Group is the Standard-Times. The Standard-Times, with a daily circulation of 16,993, is the premier daily and Sunday local paper in the New Bedford, MA area. The other paid weeklies, the Spectator, the Chronicle, the Middleboro Gazette and the Advocate, have weekly circulations of 3,096, 1,429, 2,697 and 640, respectively.

Seacoast Media Group publishes two paid daily and seven paid weekly newspapers. The flagship publication of the Seacoast Media Group is the Portsmouth Herald. The Portsmouth Herald, with a daily circulation of 8,438, is the premier daily and Sunday local paper in coastal New Hampshire. The Hampton Union and the Exeter News-Letter are weeklies with circulations of 2,442 and 1,973, respectively. The York County Coast Star and the York Weekly in southern Maine have weekly circulations of 2,181 and 1,450, respectively. In addition, the group publishes Foster’s Daily Democrat, 7,374 circulation, and the Rochester (NH) Times and Sanford (ME) News, both paid weeklies. Seacoast Sunday is a regional Sunday newspaper for the entire market with circulation of 11,581 and is the second largest Sunday paper in New Hampshire.

In addition, Coulter Press, publishers of two paid weeklies, The Item and The Banner, is older than Clinton, Massachusetts, the town it calls home. The Item, covering Clinton, Lancaster, Sterling, Bolton, Berlin and Boylston, was founded in July 1893, more than 120 years ago.

Providence Publishing Group. This cluster includes the Providence Journal Group, the Nantucket Island Media Group, and Norwich, Connecticut.

In Providence, Rhode Island, is our Pulitzer Prize winning publication The Providence Journal, which publishes one paid daily newspaper and one shopper. The Providence Journal is the preeminent newspaper in its market and the oldest continuously-published daily newspaper in the United States. Its market includes all of Rhode Island as well as seven cities and towns in Bristol county Massachusetts with a daily circulation of 85,323. With an evolving digital platform, the market’s top local media website providencejournal.com offers an online source for award-winning news, sports, lifestyles, entertainment, editorials, and more and has monthly page views of over 9.7 million.

The Nantucket Island Media Group publishes The Inquirer and Mirror. With a weekly circulation of 6,339, it has the largest circulation of any island newspaper.

Our Norwich, Connecticut publication, The Bulletin, with a daily circulation of 10,219, diversifies this group as the eastern Connecticut economy differs from the nation and New England markedly. Primary economic drivers include casinos, military submarine manufacture and pharmaceutical research. Major industrial employers in the region include General Dynamics, Pfizer, Dow Chemical, Dominion Resources and the United States Navy.

Mid-Atlantic Publishing Group. This cluster includes the Hudson Valley Media Group and the Pocono Mountains Media Group.

The Hudson Valley Media Group publishes one paid daily, two free weekly newspapers, and one shopper. The flagship publication of the Hudson Valley Media Group is the Times Herald-Record. With a daily circulation of 46,260, the Times Herald-Record is the premier daily newspaper serving Orange, Ulster and Sullivan counties in New York and Pike county, Pennsylvania. The Pocono Mountains Media Group publishes one paid daily, one free weekly newspaper, and one shopper. The flagship publication of the Pocono Mountains Media Group is the Pocono Record. The Pocono Record, with a daily circulation of 13,640, is the premier daily and Sunday local paper in the Pocono Mountains area. The Hudson Valley Media group’s commercial print division publishes 120 weekly, bi- weekly and monthly publications. They are endorsed by both NY and NJ Newspaper Publisher Association groups. Hudson Valley Media also produces Orange and Ulster Magazine. Both are perfect bound glossy magazines.

South Atlantic Publishing Group. This cluster includes publications in North Carolina, South Carolina, and Tennessee.

The North Carolina cluster publishes ten daily newspapers and two weekly newspapers. In western North Carolina, we publish the Times-News in Hendersonville (daily circulation of 9,763). Our Piedmont newspapers include The Star in Shelby (daily circulation of 8,268) and The Gaston Gazette in Gastonia (daily circulation of 20,298). Central North Carolina newspapers include The Dispatch in Lexington (publishing six days per week with daily circulation of 6,246), Times-News in Burlington (daily circulation of 15,200), and The Courier Tribune in Asheboro (publishing six day per week with daily circulation of 7,709). Coastal publications in North Carolina include The Free Press in Kinston (daily circulation of 6,153), Sun Journal in New Bern (daily circulation of 9,963), The Daily News in Jacksonville (daily circulation of 11,419), and Star News in Wilmington (daily circulation of 29,494). Combined, these newspapers won 151 editorial and advertising awards in the 2015 North Carolina Press Association contest of which 51 were first place awards including for Investigative Reporting, City/County Government Reporting, Deadline Reporting, Business Writing, Photography, and Overall Appearance and Design.

In South Carolina we operate one daily publication, Spartanburg Herald-Journal, with a daily circulation of 24,663. Spartanburg is the largest city, and the county seat of, Spartanburg county. The Herald-Journal’s primary distribution area is Spartanburg and Union counties. In 2015, the Herald-Journal won 43 awards issued by the South Carolina Press Association, including 12 first-place awards and the President’s Cup for overall excellence.

In Columbia, Tennessee our daily publication is the Columbia Daily Herald, with daily circulation of 7,476. The Columbia Daily Herald publishes six days a week (Sunday through Friday) and serves Maury county, Tennessee and the surrounding Middle Tennessee region. The Columbia Daily Herald also publishes one weekly newspaper and one shopper. In 2015, the Daily Herald won Tennessee Press Association awards for Best Education reporting, Sports Writing, Editorial and Breaking News.

Coastal Publishing Group. This cluster includes publications in Florida and Alabama.

The Florida cluster publishes nine daily newspapers, ten weekly newspapers, and four shoppers. On Florida’s east coast in Daytona Beach is our daily publication The Daytona Beach News-Journal, which serves Volusia and Flagler counties with a daily circulation of 57,008. The Daytona Beach News-Journal also publishes four shoppers with a total combined circulation of 185,163 and operates a successful website news-journalonline.com that receives monthly page views of over 3.5 million. To the north is our two-time Pulitzer Prize winning daily publication, The Gainesville Sun, with daily circulation of 24,042 and monthly page views of 4.6 million. The Gainesville Sun also produces GatorSports.com, our University of Florida athletics free website which has approximately 3.5 million monthly page views. To the south of Gainesville in the middle of Marion county is our daily publication, Ocala Star Banner, with daily circulation of 25,091. The Ocala Star Banner also publishes a successful website ocala.com which receives monthly page views of over 5.1 million and monthly unique visitors over 510,000. In Central Florida, The Ledger in Lakeland has daily circulation of 39,278 and operates a robust commercial print operation generating millions of dollars a year. Also in Central Florida, our Leesburg publication the Daily Commercial, with its daily circulation of 15,027, covers a region known for seaplanes, upscale retirement living and rural small towns. Located in an area contiguous to Orlando, the Daily Commercial also publishes a weekly newspaper, South Lake Press and two websites that are enjoying significant audience growth. On the West Coast of Florida serving Sarasota and Manatee counties is the Pulitzer Prize winning Herald-Tribune with daily circulation of 61,494 which operates a family of digital products anchored by the successful heraldtribune.com website that receives monthly page views of over 4.2 million. The Herald-Tribune was named a “2015 10 Newspapers That Do It Right” by Editor & Publisher.

In the northwest Florida panhandle, we publish two dailies and eight weeklies across a ten-county area stretching from Franklin in the east to Santa Rosa in the west, and north to the state line. Our daily in the East, the Panama City News Herald, with daily circulation of 15,851, was awarded a Pulitzer Prize in 1962 for investigative journalism and in 2015 won 20 awards in two statewide contests. It also operates a growing website, newsherald.com, which receives a monthly average of 2.0 million page views and over 312,000 monthly unique visitors.

To the west in Fort Walton Beach, the Northwest Florida Daily News, with a circulation of 18,904 also has a dominant website, nwfdailynews.com that receives monthly page views of over 4.0 million and 430,000 monthly unique visitors. Their staff also garnered statewide awards in 2015, including in categories like sports writing, column writing and headline writing.

In Alabama we publish two daily publications; The Tuscaloosa News and The Gadsden Times. Our Pulitzer Prize winning, daily publication, The Tuscaloosa News, has daily circulation of 21,668 and a successful website Tuscaloosanews.com with more than 1.9 million page views per month. The Tuscaloosa News also publishes TideSports.com, a paid subscription-based website that focuses on University of Alabama athletics. With daily circulation of 11,666, The Gadsden Times is the oldest continually operating business in Etowah county.

The following table sets forth information regarding the number of publications and production facilities in the Eastern US Publishing:

	Publications			Production Facilities
State of Operations	Dailies	Weeklies	Shoppers
Massachusetts	9	109	5	2
Florida	9	10	4	6
North Carolina	10	2	1	3
New Hampshire	2	5	0	2
New York	1	2	1	1
Pennsylvania	1	3	1	0
Maine	0	3	0	0
Tennessee	1	1	1	1
Alabama	2	0	0	1
Connecticut	1	0	1	0
Rhode Island	1	0	1	1
South Carolina	1	0	0	1

Total	38	135	15	18

Central US Publishing. Our Central US Publishing operates in the states of Illinois, Ohio, New York, Michigan, Delaware, Pennsylvania, West Virginia, and Virginia.

From the western shore of Lake Michigan to the eastern shore of the Mississippi River and running over 400 miles north to south, Illinois is a picture of manufacturing, agricultural and recreational diversity. Coupled with major daily newspapers from our publications in Rockford, Peoria, and the state capital of Springfield, we are the largest publishing company in Illinois. Nineteen paid daily newspapers, 22 paid weekly newspapers, and sixteen shoppers provide coverage across the state which, is supported by four print production facilities.

Approximately 85 miles to the west of Chicago, Illinois is the Rockford Register Star supported by its 54,652 daily paid circulation base and its TMC product The Weekly, with six zoned editions. The Rockford Register Star operates successful websites that receives a monthly average of over 2.1 million page views.

The Journal (Freeport, IL) Standard is published Tuesday through Sunday. The newspaper’s coverage area includes Caroll, Jo Daviess, Ogle and Stephenson counties. The newspaper has a daily circulation of 5,565. The Journal Standard also publishes a website journalstandard.com and receives monthly page views of over 975,000 and average monthly unique visitors over 135,000.

The Peoria Journal Star with its daily paid circulation of 52,234 is the dominant newspaper in Peoria, Tazewell and Woodford counties and is also distributed in an additional 17 surrounding counties. There are two shoppers—The Marketplace and Pekin Extra—which have a combined weekly circulation of 94,981. The Peoria facility provides print services to our neighboring New Media publications and commercial printing for Lee Enterprises’ The Pantagraph. The market includes manufacturing facilities for Caterpillar and Komatsu, and higher education at Bradley University, Illinois Central College and Midstate College. Peoria has a large medical community including OSF Healthcare, Methodist Medical Center, Proctor Hospital, University Of Illinois College Of Medicine and St. Jude Children’s Hospital Midwest Affiliate. It has agricultural facilities Archer Daniels Midland, LG Seeds and the USDA Ag Lab. The Journal Star has pjstar.com and pjstar.mobi with combined monthly page views of over 6.0 million per month. The combined monthly unique visitors are over 935,000.

The Springfield State Journal-Register with a daily paid circulation of 28,578 covers the state capital of Illinois. The daily paid circulation includes a branded edition of 2,351 of the Lincoln Courier. The State Journal-Register also has successful web sites with monthly page views of more than 5.0 million.

The Columbus Dispatch is a metropolitan daily newspaper and is the trusted source for comprehensive news, politics, sports and entertainment coverage across Central Ohio. One of the country’s strongest papers and the single daily in a top 40 media market, The Columbus Dispatch is located in Columbus, Ohio which is the largest city in Ohio and the fastest growing in the Midwest. The newspaper is distributed to homes and single copy outlets across Franklin county with a daily and Sunday circulation of 116,442 and 208,315, respectively. The Columbus Dispatch’s websites, which represent the primary online source for Columbus-area news, receives over 9.0 million monthly page views.

The Ohio cluster is anchored in Canton, Ohio and covers Stark and Tuscarawas counties. It is comprised of three daily newspapers, one weekly publication and two shoppers. The Repository is a 40,864 daily newspaper that covers the entire area of Stark county. The Dover New Philadelphia Times Reporter is a 13,914 daily publication located 40 miles south of Canton in Tuscarawas county. The Massillon Independent is a 7,225 circulation daily that circulates in western Stark county. The Suburbanite is a 32,600 weekly publication that circulates in the affluent northern Stark county area. The Ohio facility also provides commercial print services to the Akron Beacon Journal. The Ohio cluster has very successful web sites with more than 6.4 million combined monthly page views and more than 960,000 combined monthly unique visitors. Together the newspapers and web sites dominate their local markets.

Central New York is anchored by the Observer-Dispatch in Utica, New York which has circulation of 22,560 daily and 29,519 Sunday subscribers. The Utica operations include one daily and two weekly newspapers in Hamilton. Utica also has web sites with combined monthly unique visitors of more than 395,000. In addition to the Observer—Dispatch, Times-Telegram, which has a daily circulation of 2,922 covering both the towns of Herkimer and Little Falls, rounds out our coverage in the Mohawk Valley.

Also in New York we operate and own a combination of sixteen publications in Suburban Rochester that span four counties and have a combined circulation of 111,605. This market has a tourism industry and is known for boutique wineries and recreational activities. The flagship of Messenger Post Media is the 7,938 circulation Daily Messenger in Canandaigua.

In southwestern New York, our operations are centered around five publications based in Steuben county. In Corning, The Leader, a 5,791 circulation daily newspaper, dominates the eastern half of the county and shares its hometown namesake with Corning Incorporated. The Evening Tribune in Hornell circulates daily throughout the western half of the county. Situated directly between these two dailies in the county seat of Bath is the 10,850 circulation Steuben Courier, a free-distribution weekly. The Pennysaver Plus, a standalone shopper, solidifies this flagship group.

We also have a strong presence in the print advertising markets in three other New York counties that surround Steuben. In Allegany county to the west, the Wellsville Daily Reporter and its shopper, the Pennysaver Plus, cover most households. In Livingston county to the north, the Pennysaver Plus and the Genesee Country Express complement one another with combined circulation of 24,115. In Yates county to the north and east, The Chronicle-Express and Chronicle Ad-Visor shopper distribute weekly to nearly 13,421 households centered around the county seat of Penn Yan.

In nearby Chemung county, the 15,000 circulation Horseheads Shopper anchors our presence in this area. The majority of the southwestern New York cluster parallels Interstate 86 across the central southern tier of New York State, which is benefiting from continued improvement and expansion under an omnibus federal highway appropriations bill. Moreover, the cluster has several colleges and universities nearby, including Cornell University, Ithaca College, Elmira College and Houghton College.

We have a strong presence in southern Michigan where six of our dailies, Adrian, Monroe, Coldwater, Holland, Hillsdale and Sturgis, along with two weekly and eight shoppers blanket the southern tier of the state and into Indiana. The 15,178 Sunday circulation Holland Sentinel is the flagship publication of the group. This area has several large employers, including Delphi, ConAgra, Tecumseh Products, Kellogg, JCI, Herman Miller, Hayworth, Gentex, Jackson State Prison, and a number of colleges and universities.

In Delaware, we publish seven weekly newspapers and various specialty papers that cover most of the state of Delaware and range from suburban Wilmington in the north to Georgetown, Delaware at the southern end of the state. Circulation for the cluster is primarily free and totals approximately 72,377 weekly.

Our Honesdale cluster, approximately 30 miles from Scranton, Pennsylvania, consists of four publications in the cities of Honesdale and Hawley, Pennsylvania. The cluster was created from our daily and shopper operations in Honesdale and later supplemented by our acquisition of one weekly and one shopper in Hawley. Local employers include General Dynamics, Blue Cross/Blue Shield, Commonwealth Telephone and various colleges and universities, medical centers and governmental agencies.

Our Pennsylvania/West Virginia cluster includes dailies in Waynesboro, Pennsylvania, Keyser and Ripley, West Virginia. We also have two weeklies in Ripley and a commercial printing operation in Ravenswood, West Virginia.

The communities we serve in Central US Publishing are largely rural but also support educational institutions, government agencies (including prisons and military bases), tourism, veterinary medicine and ethanol and agricultural chemical manufacturing. The area also includes automotive (including recreational vehicles), boat, home construction products and furniture manufacturing businesses.

The following table sets forth information regarding the number of publications and production facilities in Central US Publishing:

	Publications			Production Facilities
State of Operations	Dailies	Weeklies	Shoppers
Illinois	19	29	16	4
Ohio	4	28	2	3
New York	6	16	9	2
Michigan	9	2	11	3
Delaware	0	7	0	1
Pennsylvania	2	2	2	2
West Virginia	1	2	2	2
Virginia	1	0	0	1

Total	42	86	42	18

Western US Publishing. Western US Publishing operates in the states of Missouri, Arkansas, Texas, California, Kansas, Iowa, Louisiana, Minnesota, Oklahoma, Colorado, Nebraska, Oregon, North Dakota, and Tennessee.

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

Located in southwest Missouri and southeast Kansas is our Joplin cluster with three daily and seven weekly newspapers and four shoppers, serving a population of approximately 170,000. There are several colleges and universities in the area, a National Guard Fort, several large medical centers and a diverse mix of retail businesses, including the 120-store Northpark Mall.

This group also includes our Kansas City cluster with nine publications (two daily and five weekly newspapers and two shoppers) located in the eastern Kansas cities of Leavenworth and Lansing and in Independence, Missouri. The Leavenworth Times was one of our original daily newspapers and the balance of the cluster was acquired afterward. In addition, we secured the military publication, The Fort Leavenworth Lamp, in Fort Leavenworth. The Kansas City cluster is home to several prominent companies, including Hallmark, H&R Block, Sprint, Cerner, Garmin, and the University of Kansas.

The Wichita cluster consists of two dailies, five weeklies and three shoppers in the towns of El Dorado, Pratt, Wellington, Newton and McPherson near Wichita, Kansas. The clustering of the small dailies in this area allows the group to sell advertising packages providing access to multiple communities. Major aircraft manufacturers Boeing, Bombardier, Cessna and Raytheon have facilities nearby and McConnell Air Force Base is a major component of the local economy.

Also located in the southwest is our operation in the state of Texas, with 24 publications (four daily, nine weekly newspapers, and eleven shoppers). The group based in Texas consists of two distinct operations. The first is a collection of small-market dailies and companion publications in central Texas in the towns of Stephenville, Brownwood and Waxahachie. The second is a well-established shopper group serving the growing cities of the Rio Grande Valley in south Texas. These shoppers serve Brownville, Harlingen, Laredo, McAllen, Alice and Corpus Christi, Texas.

The Herald Democrat principally serves Grayson county, Texas, with the largest metropolitan area served located in Sherman, Texas with a daily circulation of 13,646. The Herald Democrat has a growing digital platform with their website heralddemocrat.com and extends the newspapers reach to consumer’s nationwide with monthly page views of over 568,000. The Herald Democrat also publishes three weekly newspapers and five shoppers.

In Louisiana, we have an operating cluster in the southwestern part of the state, located between Lake Charles and Alexandria. This cluster consists of five publications located in the cities of Leesville, Sulphur, DeRidder and Vinton. Local employers include major manufacturers such as Alcoa, Firestone, International Paper and Proctor & Gamble.

Our Baton Rouge cluster consists of three dailies, four weeklies and three shoppers in the southeastern Louisiana cities of Houma, Thibadaux, Donaldsville, Gonzales, and Plaquemine. Numerous petrochemical companies such as BASF, Exxon Mobil and Dow Chemical, plus universities including Louisiana State, support the local economies.

In Fort Smith, Arkansas is the Southwest Times-Record, which has been a primary news source in Northwest Arkansas for over a century with a daily circulation of 23,880. The Southwest Times Record digital platform extends the newspaper’s reach to consumers nationwide through its website swtimes.com with monthly page views of over 755,000. The Southwest Times Record also publishes five weekly newspapers and a shopper and principally serves Sebastian and Crawford counties in Arkansas and Le Flore and Sequoyah counties in Oklahoma with the largest metropolitan area served being Fort Smith, Arkansas. In Southeast Arkansas is our award-winning newspaper The Pine Bluff Commercial, which serves as the primary source of news in Central and Southeast Arkansas with daily circulation of 8,104. The Pine Bluff Commercial also reaches its readers through their successful website pbcommercial.com with monthly page views of over 400,000.

To the West in Oklahoma is the Examiner-Enterprise in Bartlesville, which is one of the state’s largest daily newspaper with circulation of 6,043. The Examiner-Enterprise is an award-winning publication with awards including Oklahoma Press Association recognition for website, editorials, photography, and news coverage. The Examiner-Enterprise also publishes one weekly newspaper and one shopper.

We are represented in California by two daily newspapers in Ridgecrest and Yreka, five paid weekly papers in Dunsmuir, Mt. Shasta, Weed, Gridley and Taft, and three shoppers in Gridley, Mt. Shasta and Ridgecrest. These publications reach from northern California through the southern desert and China Lake naval base in Ridgecrest. In the Stockton, California area we publish one paid daily, one free weekly paper, and two shoppers. The flagship publication of the area is the Record. The Record, with a daily circulation of 27,841, is the premier daily and Sunday local paper in the Stockton, California area.

In Oregon we publish two paid daily papers and one shopper with the flagship publication being the Medford Mail Tribune. The Medford Mail Tribune, with a daily circulation of 18,839, is the premier daily and Sunday local paper in southern Oregon. The other paid daily paper, the Ashland Daily Tidings, has a daily circulation of 1,405.

La Junta, in the southeastern part of the state, represents the Colorado properties. Along with La Junta we also serve Bent county and Fowler and produce the weekly agricultural newspaper, The Ag Journal.

We also have clusters in and around Grand Forks, North Dakota (home to the Grand Forks Air Force Base and the University of North Dakota), and Iowa, where Cargill, ConAgra, Kraft, Winnebago and Fort Dodge Animal Health, a division of Wyeth, each maintain significant operations.

We are represented in southwestern Minnesota through seven paid weekly newspapers and four shoppers. St. James, Redwood Falls, Sleepy Eye, Granite Falls, Cottonwood, Wabasso, and Montevideo are all communities with populations of 10,000 and under. These papers represent the primary local news and information source for these communities.

The Ames Tribune is Central Iowa’s Pulitzer Prize-winning newspaper, with a daily circulation of 6,817. The Ames Tribune’s digital platform allows customers, both local and nationwide, to access content through its market-leading website, amestrib.com with over 560,000 monthly page views. Ames Tribune also publishes six weekly newspapers and five shoppers.

The following table sets forth information regarding the number of publications and production facilities in the Western Publishing Group:

	Publications			Production Facilities
State of Operations	Dailies	Weeklies	Shoppers
Missouri	10	15	10	4
Arkansas	5	27	1	3
Texas	4	11	15	4
California	5	9	8	2
Kansas	5	9	7	0
Iowa	2	7	5	0
Louisiana	3	8	4	2
Minnesota	1	7	5	0
Oklahoma	4	3	3	3
Colorado	1	3	0	1
Nebraska	0	2	1	0
Oregon	2	0	1	1
North Dakota	1	0	1	1
Tennessee	1	0	0	0

Total	44	101	61	21

Directories

The core of our directory portfolio is comprised of the three yellow page directories, which are located in and around the Sacramento, California area, primarily in Roseville, California. The three directories have an aggregate circulation of approximately 348,000 and service Roseville, Auburn/Grass Valley/Nevada City and Folsom/El Dorado/Placerville, reaching four counties within the Sacramento region.

Our SureWest Directories portfolio is highlighted by the Roseville directory. The Roseville directory is the incumbent (with a circulation of approximately 210,000) and has served the local Roseville community for over 100 years and has achieved more than 50% market share.

We also own three additional directories including two Michigan and Indiana phone guides servicing St. Joseph county, Michigan and LaGrange county, Indiana, and Branch county, Michigan and Steuben county, Indiana, respectively, and one yellow page directory based in Mt. Shasta, California.

Propel Marketing

Propel is our digital marketing product line with digital products designed for SMBs. We believe the digital services industry represents a large and expanding opportunity. Propel is a product offering we created to attack that opportunity.

There are approximately 27.9 million SMBs in the United States today and about 26.7 million have less than 20 employees according to the 2011 U.S. Census data. Although these businesses are increasingly beginning to recognize the need to establish and maintain a strategy for the digital space, most do not have the time, expertise or resources to handle this themselves.

Propel is a product line that can become the outsourced digital marketing services department for those SMBs. Propel’s products help an SMB build a presence across digital platforms, help them get found by consumers, help them engage with and grow their customer base. We pull these products together for the SMB with a proprietary customer dashboard which integrates activity and results for all Propel products.

We also believe Propel gives us an opportunity to expand beyond our current geographic boundaries, as its product set could be of value to SMBs around the country.

Revenue

Our operations generate three primary types of revenue: (i) advertising, (ii) circulation (including home delivery subscriptions, single copy sales and digital subscriptions) and (iii) other (primarily commercial printing and digital marketing services). In 2015, these revenue streams accounted for approximately 58%, 32% and 10%, respectively, of our total revenue. The contribution of advertising, circulation and other revenue to our total revenue for New Media, known as the Successor Company for the years ended December 27, 2015 and December 28, 2014, two months ended December 29, 2013 and the Predecessor Company for the ten months ended November 6, 2013 was as follows:

	Successor Company			Predecessor Company
	Year Ended December 27, 2015	Year Ended December 28, 2014	Two Months Ended December 29, 2013	Ten Months Ended November 6, 2013
(in thousands)
Revenue:
Advertising	$696,696	$385,399	$63,340	$265,078
Circulation	378,263	195,661	29,525	118,810
Commercial printing and other	120,856	71,263	10,366	29,402

Total revenue	$1,195,815	$652,323	$103,231	$413,290

Advertising

Advertising revenue, which includes revenue generated from online and mobile products, is the largest component of our revenue, accounting for approximately 58%, 59% and 63% of our total revenue in 2015, 2014 and 2013, respectively. We categorize advertising as follows:

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

Substantially all of our advertising revenue is derived from a diverse group of local retailers and local classified advertisers, resulting in very limited customer concentration. No single advertiser accounted for more than 1% of our total revenue in 2015, 2014 or 2013 and our 20 largest advertisers account for less than 10% of total revenue.

Our advertising revenue tends to follow a seasonal pattern, with higher advertising revenue in months containing significant events or holidays. Accordingly, our first quarter, followed by our third quarter, historically are our weakest quarters of the year in terms of revenue. Correspondingly, our second and fourth fiscal quarters, historically are our strongest quarters. We expect that this seasonality will continue to affect our advertising revenue in future periods.

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

Circulation

Our circulation revenue is derived from home delivery sales to subscribers, single copy sales at retail stores and vending racks and boxes, and digital subscriptions. We own 124 paid daily publications that range in circulation from approximately 300 to 116,000 and 213 paid weekly publications that range in circulation from approximately 100 to 12,000. Circulation revenue accounted for approximately 32%, 30% and 29% of our total revenue in 2015, 2014 and 2013, respectively.

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

Other

We provide commercial printing services to third parties on a competitive bid basis as a means to generate incremental revenue and utilize excess printing capacity. These customers consist primarily of other publishers that do not have their own printing presses and do not compete with our publications. We also print other commercial materials, including flyers, business cards and invitations. Additionally, this category includes Propel which provides internet marketing solutions for SMBs and GateHouse Live, our events business. Other sources of revenue, including commercial printing and Propel, accounted for approximately 10%, 11% and 8% of our total revenue in 2015, 2014 and 2013, respectively.

Printing and Distribution

We own and operate 57 print facilities. Our print facilities produce eight publications on average and are generally located within 60 miles of the communities served. By clustering our production resources or outsourcing where cost beneficial, we are able to reduce the operating costs of our publications while increasing the quality of our small and midsize market publications that would typically not otherwise have access to high quality production facilities. We also believe that we are able to reduce future capital expenditure needs by having fewer overall pressrooms and buildings. We believe our superior production quality is critical to maintaining and enhancing our position as the leading provider of local news coverage in the markets we serve. As other print media businesses look to reduce costs, we believe we have the opportunity to leverage our unutilized press time to grow our commercial print customer base and revenue.

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

Historically, the market price of newsprint has been volatile, reaching a high of approximately $823 per metric ton in 2008 and a low of $410 per metric ton in 2002. However, from 2010 to 2015, there was much less volatility in newsprint pricing and we have benefited from negotiating a fixed annual price for a majority of our newsprint. The average market price of newsprint during 2015 was approximately $585 per metric ton.

In 2014, we consumed approximately 57,300 metric tons of newsprint (inclusive of commercial printing) and the cost of our newsprint consumption totaled approximately $36.2 million. In contrast, in 2015, we consumed approximately 119,900 metric tons of newsprint (inclusive of commercial printing), and the cost of our newsprint consumption totaled approximately $66.9 million. Our newsprint expense typically averages less than 10% of total revenue, which we believe generally compares favorably to larger, metropolitan newspapers.

For our 2014 and 2015 purchases of newsprint, we negotiated a fixed price for approximately 95% and 93%, respectively, of our newsprint tons which allowed us to eliminate some of the volatility of the market price. We expect to purchase 93% of our newsprint with a fixed price again in 2016.

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

Eastern US Publishing. In Eastern US Publishing, the Boston Globe and boston.com, a metropolitan daily and website, respectively, owned by John Henry, compete with us throughout eastern Massachusetts. In addition, we compete in Massachusetts with companies that publish a combined total of approximately 16 dailies and 50 weeklies, three major radio station operators, five local network television broadcasters, one cable company and numerous niche publications for advertising revenues. We believe that our publications generally deliver the highest household coverage in their respective markets.

We believe our publications in these markets are generally the dominant media and that each has an audience far larger than the competitors. Daily newspapers owned by Gannett Company, Inc. (Poughkeepsie Journal in Poughkeepsie, New York) and 21st Century Media, Inc. (Daily Freeman in Kingston, New York), compete within the New York market. Our Cape Cod and New Bedford, Massachusetts newspapers experience competition from weekly newspapers, local radio stations, shopping guides, directories and niche publications.

Our publication, the Providence Journal, is the dominant daily newspaper in its market. Other daily newspaper operators in the state include the Edward Sherman Company, which owns the Newport Daily News and numerous non-dailies serving the Newport Rhode Island area and Sun Publishing Company, owner of the Westerly Sun and three non-dailies in the state. RISN Operations, Inc. publish four daily papers and five weekly publications serving communities in Providence county and Rhode Island. Three other companies publish more than 16 weeklies in Rhode Island. The Providence market has seven local network television stations and three major radio station operators, one cable company and numerous print and online niche publications.

Our publication The Gainesville Sun and Ocala Star Banner are the dominant media in their respective markets, primarily Alachua and Marion counties. We compete with four television stations, which is unusual for markets this size. Gainesville has its own DMA and Ocala falls into the Orlando DMA. There are no other dailies in the market other than a slow movement by the Villages Daily Sun into Marion county (Ocala), a concern due to their offering the lowest home delivery and single copy rates of any Florida daily. They operate as part of one of the fastest growing developments in the county, The Villages. We publish a weekly newspaper, Gainesville Guardian, in east Gainesville and also a very successful city magazine, Gainesville Magazine.

In the Daytona Beach market, our publication The Daytona Beach News-Journal is the dominant media. Primary print competition for the west side of our coverage area is the Orlando Sentinel, owned by Tribune Publishing. Smaller weekly competitive publications, including The Observer Group and Hometown News are also in the market. Major radio and network television stations are out of the Orlando market.

In the Sarasota market, we believe our publications are generally the dominant media and have an audience far larger than the competitors for the main areas we serve. Daily newspapers owned by McClatchy (Bradenton Herald) and Sun Coast Media Group (Charlotte Sun) border us on the north and south ends of our market respectively and distribute in our circulation area on the fringes. The Sarasota market has one local network television station and several local radio station operators and cable companies as well as numerous non-daily print and online niche publications.

Located in central Florida, our publication, The Ledger, in Lakeland is bordered by the Orlando Sentinel to the east and the Tampa Tribune to the west. In addition, our competitors also include multiple weekly newspapers and two radio stations. The Ledger is the dominant media in the central Florida area it serves.

In Tuscaloosa, the digital space is highly competitive with the competing site AL.com, owned by Advance Local.

Central US Publishing. Central US Publishing operates in 126 markets and we believe our publications are the dominant print advertising media in the vast majority of these markets. There are radio stations in or within 20 miles of every market in which we operate, but we do not believe that any of these radio station operators pose a significant competitive threat to our publications. Yellow page advertising is prevalent in all of our markets with either a local phone book or a regional phone book. We believe that, in most cases, yellow page advertising is geared more towards the professional services advertisers, such as attorneys and doctors, and not the local retail advertisers, as is the focus with our non-directory publications.

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

In the Northeast market of this group we believe our publications are generally the dominant media. The competition we face in this region is from major newspaper companies: daily newspapers owned by Gannett Company, Inc. (The Star-Gazette in Elmira, NY and the Chambersburg (PA) Public-Opinion); Times-Shamrock Company’s Scranton (PA) The Times-Tribune and Towanda Daily/Sunday Review; Community Newspaper Holdings, Inc.’s Sunbury Daily Item; and Ogden-Nutting’s Williamsport Sun-Gazette. We believe our publications tend to be the dominant local publication in those markets. In the Columbus market, the advertising competition in print is minimal with just a weekly business journal and a few small monthly magazines. On the electronic and digital side, the competition is intense comprised of six network TV stations, three cable companies, ten radio stations, and twelve digital agencies, with SMART 1 being the most aligned with our Propel product set.

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

Western US Publishing. In the southern regions of this group we believe our publications are generally the dominant media. Our major competition comes from regional daily newspapers, specifically: The Advocate in Baton Rouge, Louisiana; The American Press in Lake Charles, Louisiana; The Joplin Globe; and the Wichita Eagle. The community newspapers operate generally in isolated markets where the American Consolidated Media newspapers are by far the leading sources of local news and print advertising. We also face competition from numerous other daily and weekly papers, local radio stations, shopping guides, directories and niche publications. In the Sherman, Texas market, we believe our publications are generally the dominant media in those markets with minor competition with The Dallas Morning News, which has minimal circulation, and it does not focus on coverage of local content. All weeklies in the Sherman, Texas market are controlled by us, though there is some weekly competition in outlying Texas and Oklahoma communities. Our publication, the Herald Democrat also competes with local TV stations and several locally-owned radio stations in the market.

In Arkansas, there is some minor competition from the Northwest Arkansas Democrat-Gazette in northern Crawford county, AR, but they have limited circulation in the Fort Smith market, with some local news coverage. The Northwest Arkansas Democrat-Gazette circulates in the market with our publication The Pine Bluff Commercial, but does not deliver the community coverage that is most relevant to Pine Bluff and the surrounding counties making our publication the most relevant news source in the area. There are several locally-owned radio stations in the market that compete with The Pine Bluff Commercial.

In the northern regions of this group, we control every local weekly and daily paper in Story county, Iowa and have weeklies in other neighboring counties, which is why we believe our publications are the dominant news source in the area. The principal print competition is the Des Moines Register, but it does not deliver meaningful local community content.

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

Employees

As of December 27, 2015, we employed 9,509 employees. We employ union personnel at a number of our core publications representing 1,236 employees. As of December 27, 2015, there were 35 collective bargaining agreements covering union personnel. Most of our unionized employees work under collective bargaining agreements that expire in 2017. We believe that relations with our employees are generally good and we have had no work stoppages at any of our publications.

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

List of New Media’s Dailies, Weeklies, Shoppers, Websites and Directories

As of December 27, 2015, New Media’s dailies, weeklies, shoppers, websites and directories were as listed below. New Media maintains registered trademarks in many of the masthead names listed below. Maintaining such trademarks allows us to exclusively use the masthead name to the exclusion of third parties.

Eastern US Publishing

State	City	Masthead	Circulation Type
Massachusetts	Brockton	The Enterprise www.enterprisenews.com	Daily
	Fall River	The Herald News www.heraldnews.com	Daily
	Framingham	The Metrowest Daily News www.metrowestdailynews.com	Daily
	Hyannis	Cape Cod Times www.capecodtimes.com	Daily
	Milford	The Milford Daily News www.milforddailynews.com	Daily
	New Bedford	The Standard-Times www.southcoasttoday.com	Daily
	Quincy	Patriot Ledger www.patriotledger.com	Daily
	Taunton	Taunton Daily Gazette www.tauntongazette.com	Daily
	Worcester	Telegram & Gazette www.telegram.com	Daily
	Abington	Abington Mariner www.wickedlocal.com/abington	Paid Weekly
	Acton/Roxborough	The Beacon www.wickedlocal.com/acton	Paid Weekly
	Allston	Allston/Brighton Tab www.wickedlocal.com/allston	Paid Weekly
	Arlington	The Arlington Advocate www.wickedlocal.com/arlington	Paid Weekly
	Bedford	Bedford Minuteman www.wickedlocal.com/bedford	Paid Weekly
	Belmont	Belmont Citizen-Herald www.wickedlocal.com/belmont	Paid Weekly
	Beverly	Beverly Citizen www.wickedlocal.com/beverly	Paid Weekly
	Billerica	Billerica Minuteman www.wickedlocal.com/billerica	Paid Weekly
	Boxford	Tri-Town Transcript www.wickedlocal.com/boxford	Paid Weekly
	Braintree	Braintree Forum www.wickedlocal.com/braintree	Paid Weekly
	Brewster	The Cape Codder www.wickedlocal.com/capecod	Paid Weekly
	Burlington	Burlington Union www.wickedlocal.com/burlington	Paid Weekly

State	City	Masthead	Circulation Type
	Cambridge	Cambridge Chronicle & Tab www.wickedlocal.com/cambridge	Paid Weekly
	Carver	Carver Reporter www.wickedlocal.com/carver	Paid Weekly
	Chelmsford	Chelmsford Independent www.wickedlocal.com/chelmsford	Paid Weekly
	Clinton	The Item	Paid Weekly
	Clinton	The Banner	Paid Weekly
	Cohasset	Cohasset Mariner www.wickedlocal.com/cohasset	Paid Weekly
	Concord	The Concord Journal www.wickedlocal.com/concord	Paid Weekly
	Danvers	Danvers Herald www.wickedlocal.com/danvers	Paid Weekly
	Dedham	Dedham Transcript www.wickedlocal.com/dedham	Paid Weekly
	Dover	Dover/Sherborn Press www.wickedlocal.com/dover	Paid Weekly
	Easton	Easton Journal www.wickedlocal.com/easton	Paid Weekly
	Framingham	Westwood Press www.wickedlocal.com/westwood	Paid Weekly
	Georgetown	Georgetown Record www.wickedlocal.com/georgetown	Paid Weekly
	Hamilton	Hamilton-Wenham Chronicle www.wickedlocal.com/hamilton	Paid Weekly
	Hanover	Hanover Mariner www.wickedlocal.com/hanover	Paid Weekly
	Hingham	The Hingham Journal www.wickedlocal.com/hingham	Paid Weekly
	Holbrook	Holbrook Sun www.wickedlocal.com/holbrook	Paid Weekly
	Hopkinton	Hopkinton Crier www.wickedlocal.com/hopkinton	Paid Weekly
	Hudson	Hudson Sun www.wickedlocal.com/hudson	Paid Weekly
	Hyannis	The Register www.wickedlocal.com/barnstable	Paid Weekly
	Hyannis	Barnstable Patriot www.barnstablepatriot.com	Paid Weekly
	Ipswich	Ipswich Chronicle www.wickedlocal.com/ipswich	Paid Weekly
	Kingston	Kingston Reporter www.wickedlocal.com/kingston	Paid Weekly
	Lexington	Lexington Minuteman www.wickedlocal.com/lexington	Paid Weekly
	Lincoln	Lincoln Journal www.wickedlocal.com/lincoln	Paid Weekly
	Littleton	Littleton Independent www.wickedlocal.com/littleton	Paid Weekly

State	City	Masthead	Circulation Type
	Malden	Malden Observer www.wickedlocal.com/malden	Paid Weekly
	Mansfield	Mansfield News www.wickedlocal.com/mansfield	Paid Weekly
	Marblehead	Marblehead Reporter www.wickedlocal.com/marblehead	Paid Weekly
	Marion	The Sentinel www.wickedlocal.com/marion	Paid Weekly
	Marlborough	Marlborough Enterprise www.wickedlocal.com/marlborough	Paid Weekly
	Marshfield	Marshfield Mariner www.wickedlocal.com/marshfield	Paid Weekly
	Maynard/Stow	The Beacon-Villager www.wickedlocal.com/maynard	Paid Weekly
	Medfield	Medfield Press www.wickedlocal.com/medfield	Paid Weekly
	Medford	Medford Transcript www.wickedlocal.com/medford	Paid Weekly
	Melrose	Melrose Free Press www.wickedlocal.com/melrose	Paid Weekly
	Middleboro	Middleboro Gazette www.southcoasttoday.com	Paid Weekly
	Nantucket	Nantucket Inquirer & Mirror www.ack.net www.discovernantucket.com	Paid Weekly
	Natick	Natick Bulletin & Tab www.wickedlocal.com/natick	Paid Weekly
	New Bedford	Advocate	Paid Weekly
	New Bedford	Chronicle	Paid Weekly
	New Bedford	Spectator	Paid Weekly
	North Andover	North Andover Citizen www.wickedlocal.com/northandover	Paid Weekly
	Northborough/Southborough	The Northborough/Southborough Villager www.wickedlocal.com/northborough	Paid Weekly
	Norwell	Norwell Mariner www.wickedlocal.com/norwell	Paid Weekly
	Norwood	Norwood Transcript & Bulletin www.wickedlocal.com/norwood	Paid Weekly
	Pembroke	Pembroke Mariner & Express www.wickedlocal.com/pembroke	Paid Weekly
	Plymouth	Old Colony Memorial www.wickedlocal.com/plymouth	Paid Weekly
	Provincetown	The Provincetown Banner www.wikedlocal.com/provincetown	Paid Weekly
	Reading	The Reading Advocate www.wickedlocal.com/reading	Paid Weekly
	Rockland	Rockland Standard www.wickedlocal.com/rockland	Paid Weekly
	Roslindale	Roslindale Transcript www.wickedlocal.com/roslindale	Paid Weekly

State	City	Masthead	Circulation Type
	Saugus	Saugus Advertiser www.wickedlocal.com/saugus	Paid Weekly
	Scituate	Scituate Mariner www.wickedlocal.com/scituate	Paid Weekly
	Sharon	Sharon Advocate www.wickedlocal.com/sharon	Paid Weekly
	Shrewsbury	Shrewsbury Chronicle www.wickedlocal.com/shrewsbury	Paid Weekly
	Somerville	Somerville Journal www.wickedlocal.com/somerville	Paid Weekly
	Stoughton	Stoughton Journal www.wickedlocal.com/stoughton	Paid Weekly
	Sudbury	The Sudbury Town Crier www.wickedlocal.com/sudbury	Paid Weekly
	Swampscott	Swampscott Reporter www.wickedlocal.com/swampscott	Paid Weekly
	Tewksbury	Tewksbury Reporter www.wickedlocal.com/tewksbury	Paid Weekly
	Wakefield	Wakefield Observer www.wickedlocal.com/wakefield	Paid Weekly
	Walpole	The Walpole Times www.wickedlocal.com/walpole	Paid Weekly
	Waltham	Waltham News Tribune www.wickedlocal.com/waltham	Paid Weekly
	Wareham	Wareham Courier www.wickedlocal.com/wareham	Paid Weekly
	Watertown	Watertown Tab & Press www.wickedlocal.com/watertown	Paid Weekly
	Wayland	The Wayland Town Crier www.wickedlocal.com/wayland	Paid Weekly
	Wellesley	The Wellesley Townsman www.wickedlocal.com/wellesley	Paid Weekly
	West Roxbury	West Roxbury Transcript www.wickedlocal.com/west-roxbury	Paid Weekly
	Westborough	Westborough News www.wickedlocal.com/westborough	Paid Weekly
	Westford	Westford Eagle www.wickedlocal.com/westford	Paid Weekly
	Weston	The Weston Town Crier www.wickedlocal.com/weston	Paid Weekly
	Weymouth	Weymouth News www.wickedlocal.com/weymouth	Paid Weekly
	Winchester	The Winchester Star www.wickedlocal.com/winchester	Paid Weekly
	Bellingham	County Gazette www.wickedlocal.com/franklin	Free Weekly
	Boston	Boston Homes www.linkbostonhomes.com	Free Weekly
	Bourne	Bourne Courier www.wickedlocal.com/bourne	Free Weekly

State	City	Masthead	Circulation Type
	Bridgewater	Bridgewater Independent www.wickedlocal.com/bridgewater	Free Weekly
	Brookline	Brookline Tab www.wickedlocal.com/brookline	Free Weekly
	Canton	Canton Journal www.wickedlocal.com/canton	Free Weekly
	Danvers	North Shore Sunday	Free Weekly
	Fall River	Fall River Spirit www.southcoasttoday.com	Free Weekly
	Fall River	OJornal www.ojournal.com	Free Weekly
	Falmouth	The Bulletin www.wickedlocal.com/falmouth	Free Weekly
	Framingham	Framingham Tab www.wickedlocal.com/framingham	Free Weekly
	Gloucester	Cape Ann Beacon	Free Weekly
	Needham	Needham Times www.wickedlocal.com/needham	Free Weekly
	Newburyport	The Newburyport Current www.wickedlocal.com/newburyport	Free Weekly
	Newton	Newton Tab www.wickedlocal.com/newton	Free Weekly
	North Attleborough	The North Attleborough Free Press www.wickedlocal.com/northattleborough	Free Weekly
	Randolph	Randolph Herald www.wickedlocal.com/randolph	Free Weekly
	Raynham	Raynham Call www.wickedlocal.com/raynham	Free Weekly
	Salem	Salem Gazette www.wickedlocal.com/salem	Free Weekly
	Sandwich	Sandwich Broadsider	Free Weekly
	Stoneham	Stoneham Sun www.wickedlocal.com/stoneham	Free Weekly
	Wilmington	Wilmington Advocate www.wickedlocal.com/wilmington	Free Weekly
	Woburn	Woburn Advocate www.wickedlocal.com/woburn	Free Weekly
	Fall River	South Coast Life	Shopper
	Hyannis	DollarSaver/TMC	Shopper
	Middleboro	Middleboro Gazette Extra/TMC www.southcoasttoday.com	Shopper
	New Bedford	SouthCoast MarketPlace/TMC	Shopper
	Taunton	Yellow Jacket	Shopper
	Amesbury	www.wickedlocal.com/amesbury	On-line Only
	Ashland	www.wickedlocal.com/ashland	On-line Only
	Avon	www.wickedlocal.com/avon	On-line Only
	Bellingham	www.wickedlocal.com/bellingham	On-line Only
	Berkley	www.wickedlocal.com/berkley	On-line Only
	Bolton	www.wickedlocal.com/bolton	On-line Only
	Boston	www.wickedlocal.com/goodlife	On-line Only
	Boxborough	www.wickedlocal.com/boxborough	On-line Only

State	City	Masthead	Circulation Type
	Brewster	www.wickedlocal.com/brewster	On-line Only
	Brockton	www.wickedlocal.com/brockton	On-line Only
	Chatham	www.wickedlocal.com/chatham	On-line Only
	Clinton	www.wickedlocal.com/clinton	On-line Only
	Dennis	www.wickedlocal.com/dennis	On-line Only
	Dighton	www.wickedlocal.com/dighton	On-line Only
	Duxbury	www.wickedlocal.com/duxbury	On-line Only
	East Bridgewater	www.wickedlocal.com/bridgewatereast	On-line Only
	Eastham	www.wickedlocal.com/eastham	On-line Only
	Essex	www.wickedlocal.com/essex	On-line Only
	Fall River	www.wickedlocal.com/fall-river	On-line Only
	Foxborough	www.wickedlocal.com/foxborough	On-line Only
	Gloucester	www.wickedlocal.com/gloucester	On-line Only
	Halifax	www.wickedlocal.com/halifax	On-line Only
	Hanson	www.wickedlocal.com/hanson	On-line Only
	Harvard	www.wickedlocal.com/harvard	On-line Only
	Harwich	www.wickedlocal.com/harwich	On-line Only
	Holliston	www.wickedlocal.com/holliston	On-line Only
	Hopedale	www.wickedlocal.com/hopedale	On-line Only
	Hull	www.wickedlocal.com/hull	On-line Only
	Lakeville	www.wickedlocal.com/lakeville	On-line Only
	Lancaster	www.wickedlocal.com/lancaster	On-line Only
	Manchester	www.wickedlocal.com/manchester	On-line Only
	Mashpee	www.wickedlocal.com/mashpee	On-line Only
	Mattapoisett	www.wickedlocal.com/mattapoisett	On-line Only
	Medway	www.wickedlocal.com/medway	On-line Only
	Mendon	www.wickedlocal.com/mendon	On-line Only
	Middleborough	www.wickedlocal.com/middleborough	On-line Only
	Middleton	www.wickedlocal.com/middleton	On-line Only
	Milford	www.wickedlocal.com/milford	On-line Only
	Millis	www.wickedlocal.com/millis	On-line Only
	Milton	www.wickedlocal.com/milton	On-line Only
	Nantucket	www.wickedlocal.com/nantucket	On-line Only
	Norfolk	www.wickedlocal.com/norfolk	On-line Only
	North Boston	www.wickedlocal.com/northofboston	On-line Only
	Norton	www.wickedlocal.com/norton	On-line Only
	Orleans	www.wickedlocal.com/orleans	On-line Only
	Plainville	www.wickedlocal.com/plainville	On-line Only
	Plymouth	www.plymouthguide.com	On-line Only
	Plympton	www.wickedlocal.com/plympton	On-line Only
	Quincy	www.wickedlocal.com/quincy	On-line Only
	Rehoboth	www.wickedlocal.com/rehoboth	On-line Only
	Rochester	www.wickedlocal.com/rochester	On-line Only
	Rockport	www.wickedlocal.com/rockport	On-line Only
	Sandwich	www.wickedlocal.com/sandwich	On-line Only
	Sherborn	www.wickedlocal.com/sherborn	On-line Only
	Somerset	www.wickedlocal.com/somerset	On-line Only
	Southborough	www.wickedlocal.com/southborough	On-line Only
	Stow	www.wickedlocal.com/stow	On-line Only
	Swansea	www.wickedlocal.com/swansea	On-line Only
	Taunton	www.wickedlocal.com/taunton	On-line Only

State	City	Masthead	Circulation Type
	Topsfield	www.wickedlocal.com/topsfield	On-line Only
	Truro	www.wickedlocal.com/truro	On-line Only
	Upton	www.wickedlocal.com/upton	On-line Only
	Wellfleet	www.wickedlocal.com/wellfleet	On-line Only
	Wenham	www.wickedlocal.com/wenham	On-line Only
	West Bridgewater	www.wickedlocal.com/bridgewaterwest	On-line Only
	West Port	www.wickedlocal.com/westport	On-line Only
	Whitman	www.wickedlocal.com/whitman	On-line Only
	Wrentham	www.wickedlocal.com/wrentham	On-line Only
	Yarmouth	www.wickedlocal.com/yarmouth	On-line Only
Florida	Daytona Beach	Daytona Beach News-Journal www.news-journalonline.com	Daily
	Fort Walton Beach	Northwest Florida Daily News www.nwfdailynes.com www.destin.com www.emeraldcoast.com www.nwfvarsity.com	Daily
	Gainesville	The Gainesville Sun www.gainesville.com www.gatorsports.com	Daily
	Lakeland	The Ledger www.theledger.com	Daily
	Leesburg	Daily Commercial www.dailycommercial.com	Daily
	Ocala	Ocala Star Banner www.ocala.com	Daily
	Panama City	Panama City News Herald www.newsherald.com www.panamacity.com www.panhandlevarsity.com	Daily
	Sarasota	Herald-Tribune www.heraldtribune.com	Daily
	Winter Haven	News Chief www.newschief.com	Daily
	Apalachicola	The Times www.apalachitimes.com	Paid Weekly
	Bonifay	Holmes County Times Advertiser	Paid Weekly
	Chipley	Washington County News www.chipleypaper.com	Paid Weekly
	Crestview	Crestview News Bulletin www.crestviewbulletin.com	Paid Weekly
	Destin	The Destin Log www.thedestinlog.com	Paid Weekly
	Milton	Santa Rosa Press Gazette www.srpressgazette.com	Paid Weekly
	Port St. Joe	The Star www.starfl.com	Paid Weekly
	Clermont	South Lake Press www.southlakepress.com	Free Weekly
	Gainesville	Gainesville Sun	Free Weekly

State	City	Masthead	Circulation Type
	Santa Rosa Beach	The Walton Sun www.waltonsun.com	Free Weekly
	Daytona Beach	Daytona Pennysaver	Shopper
	Daytona Beach	Flagler Pennysaver	Shopper
	Daytona Beach	New Smyrna Pennysaver	Shopper
	Daytona Beach	West Voluisa Pennysaver	Shopper
North Carolina	Asheboro	The Courier-Tribune www.courier-tribune.com	Daily
	Burlington	Times-News www.thetimesnews.com	Daily
	Gastonia	The Gaston Gazette www.gastongazette.com	Daily
	Hendersonville	Times-News www.blueridgenow.com	Daily
	Jacksonville	The Daily News www.jdnews.com	Daily
	Kinston	The Free Press www.kinston.com	Daily
	Lexington	The Dispatch www.the-dispatch.com	Daily
	New Bern	Sun Journal www.newbernsj.com	Daily
	Shelby	The Star www.shelbystar.com	Daily
	Wilmington	Star News www.starnewsonline.com	Daily
	Havelock	Havelock News www.havenews.com	Paid Weekly
	Surf City	Topsail Advertiser	Free Weekly
	Asheboro	CT Marketplace	Shopper
New Hampshire	Dover	Foster’s Daily Democrat	Daily
	Portsmouth	Portsmouth Herald www.seacoastonline.com	Daily
	Exeter	Exeter News-Letter	Paid Weekly
	Hampton	Hampton Union	Paid Weekly
	Portsmouth	Seacoast Sunday	Paid Weekly
	Rochester	Rochester Times	Paid Weekly
	Hampton	Beachcomber	Free Weekly
New York	Middletown	Times Herald-Record www.recordonline.com	Daily
	Middletown	The Gazette www.hudsonvalley.com	Free Weekly
	Middletown	Pointer View www.pointerview.com	Free Weekly
	Middletown	Extra/TMC	Shopper
Pennsylvania	Stroudsburg	Pocono Record www.poconorecord.com	Daily
	Carbondale	The Villager www.moscowvillager.com	Paid Weekly
	Carbondale	Carbondale News www.thecarbondalenews.com	Paid Weekly

State	City	Masthead	Circulation Type
	Stroudsburg	Pike & Monroe Life	Free Weekly
	Stroudsburg	Plus/TMC	Shopper
Maine	Kennebunk	York County Coast Star www.seacoastonline.com	Paid Weekly
	Sanford	Sanford News	Paid Weekly
	York	York Weekly www.seacoastonline.com	Paid Weekly
Tennessee	Columbia	Columbia Daily Herald www.columbiadailyherald.com	Daily
	Columbia	Spring Hill Advertiser News www.advertisernews.biz www.brentwoodlife.net www.franklinlife.net	Paid Weekly
	Columbia	Value Guide	Shopper
Alabama	Gadsden	The Gadsden Times www.gadsdentimes.com	Daily
	Tuscaloosa	The Tuscaloosa News www.tuscaloosanews.com www.tidesports.com	Daily
Connecticut	Norwich	The Bulletin www.norwichbulletin.com	Daily
	Norwich	Bulletin Deals	Shopper
Rhode Island	Providence	The Providence Journal www.providencejournal.com	Daily
	Providence	Providence Journal Express	Shopper
South Carolina	Spartanburg	Herald-Journal www.goupstate.com	Daily

Central US Publishing

State	City	Masthead	Circulation Type
Illinois	Benton	Benton Evening News www.bentoneveningnews.com	Daily
	Canton	Daily Ledger www.cantondailyledger.com	Daily
	Carmi	The Carmi Times www.carmitimes.com	Daily
	Du Quoin	Du Quoin Evening Call www.duquoin.com	Daily
	El Dorado	El Dorado Daily Journal	Daily
	Freeport	The Journal Standard www.journalstandard.com	Daily
	Galesburg	The Register-Mail www.galesburg.com	Daily
	Harrisburg	The Daily Register www.dailyregister.com	Daily
	Kewanee	Star-Courier www.starcourier.com	Daily
	Lincoln	The Courier www.lincolncourier.com	Daily
	Macomb	McDonough County Voice www.mcdonoughvoice.com	Daily
	Marion	The Daily Republican www.dailyrepublicannews.com	Daily
	Monmouth	Daily Review Atlas www.reviewatlas.com	Daily
	Olney	The Olney Daily Mail www.olneydailymail.com	Daily
	Pekin	Pekin Daily Times www.pekintimes.com	Daily
	Peoria	Journal Star www.pjstar.com	Daily
	Pontiac	Daily Leader www.pontiacdailyleader.com	Daily
	Rockford	Rockford Register Star www.rrstar.com www.rockfordwoman.com www.rockfordparent.com	Daily
	Springfield	The State Journal-Register www.sj-r.com	Daily
	Abingdon	Abingdon Argus-Sentinel www.eaglepublications.com	Paid Weekly
	Aledo	The Times Record www.aledotimesrecord.com	Paid Weekly
	Augusta	Augusta Eagle-Scribe www.eaglepublicatons.com	Paid Weekly
	Cambridge	Cambridge Chronicle www.cambridgechron.com	Paid Weekly
	Carmi	The Weekly Times	Paid Weekly

State	City	Masthead	Circulation Type
	Chester	Randolph County Herald Tribune www.randolphcountyheraldtribune.com	Paid Weekly
	Christopher	The Progress	Paid Weekly
	Du Quoin	Du Quoin News	Paid Weekly
	Du Quoin	Ashley News	Paid Weekly
	Fairbury	The Blade	Paid Weekly
	Flora	Advocate Press www.advocatepress.com	Paid Weekly
	Galva	Galva News www.galvanews.com	Paid Weekly
	Geneseo	The Geneseo Republic www.geneseorepublic.com	Paid Weekly
	Newton	Newton Press Mentor www.pressmentor.com	Paid Weekly
	Oquawka	Oquawka Current	Paid Weekly
	Orion	Orion Gazette www.oriongazette.com	Paid Weekly
	Roseville	Roseville Independent www.eaglepublications.com	Paid Weekly
	Shawneetown	Ridgway News	Paid Weekly
	Shawneetown	Gallatin Democrat	Paid Weekly
	Steelville	The Steelville Ledger	Paid Weekly
	Teutopolis	Teutopolis Press www.teutopolispress.com	Paid Weekly
	West Frankfort	SI Trader www.sitraders.com	Paid Weekly
	Chillicothe	Chillicothe Times Bulletin www.chillicothetimesbulletin.com	Free Weekly
	East Peoria	East Peoria Times-Courier www.eastpeoriatimescourier.com	Free Weekly
	Galesburg	Knox County Neighbors www.galesburg.com	Free Weekly
	Macomb	Daily Brief	Free Weekly
	Metamora	Woodford Times www.woodfordtimes.com	Free Weekly
	Morton	Morton Times News www.mortontimesnews.com	Free Weekly
	Washington	Washington Times Reporter www.washingtontimesreporter.com	Free Weekly
	Aledo	Town Crier Advertiser	Shopper
	Canton	Fulton County Shopper	Shopper
	Flora	CCAP Special	Shopper
	Freeport	The Scene	Shopper
	Geneseo	Henry County Advertizer/Shopper	Shopper
	Lincoln	Logan County Shopper	Shopper
	Macomb	McDonough County Choice	Shopper
	Monmouth	Pennysaver	Shopper
	Olney	Richland County Shopper	Shopper
	Olney	Jasper County News Eagle	Shopper
	Peoria	The Marketplace	Shopper
	Peoria	Pekin Extra	Shopper

State	City	Masthead	Circulation Type
	Pontiac	Livingston Shopping News	Shopper
	Rockford	The Weekly	Shopper
	Springfield	Springfield Advertiser	Shopper
	Springfield	Springfield Shopper	Shopper
Ohio	Canton	The Repository www.cantonrep.com	Daily
	Columbus	The Columbus Dispatch www.dispatch.com	Daily
	Dover/New Philadelphia	The Times-Reporter www.timesreporter.com	Daily
	Massillon	The Independent www.indeonline.com	Daily
	Bexley	This Week Bexley www.thisweeknews.com/bexley	Free Weekly
	Clintonville	This Week Clintonville (Booster) www.thisweeknews.com/clintonville	Free Weekly
	Columbus	The Bag	Free Weekly
	Columbus	Alive	Free Weekly
	Columbus	This Week Southside Shopper	Free Weekly
	Columbus	This Week Westside www.thisweeknews.com/west-side	Free Weekly
	Delaware	This Week Delaware www.thisweeknews.com/delaware	Free Weekly
	Dublin	This Week Dublin www.thisweeknews.com/dublin	Free Weekly
	German Village	This Week German Village www.thisweeknews.com/german-village	Free Weekly
	Grandview	This Week Grandview www.thisweeknews.com/grandview	Free Weekly
	Green	The Suburbanite www.thesuburbanite.com	Free Weekly
	Grove City	This Week Grove City www.thisweeknews.com/grove-city	Free Weekly
	Hilliard	This Week Hilliard www.thisweeknews.com/hilliard	Free Weekly
	Johnstown	This Week Johnstown www.thisweeknews.com/johnstown	Free Weekly
	Marysville	This Week Marysville www.thisweeknews.com/marysville	Free Weekly
	New Albany	This Week New Albany www.thisweeknews.com/new-albany	Free Weekly
	Northland	This Week Northland www.thisweeknews.com/northland	Free Weekly
	Northwest	This Week Northwest www.thisweeknews.com/northwest	Free Weekly
	Olentangy	This Week Olentangy www.thisweeknews.com/olentangy	Free Weekly
	Pickerington	This Week Pickerington www.thisweeknews.com/pickerington	Free Weekly
	Reynoldsburg	This Week Reynoldsburg www.thisweeknews.com/reynoldsburg	Free Weekly

State	City	Masthead	Circulation Type
	Rocky Fork	This Week Rocky Fork www.thisweeknews.com/gahanna	Free Weekly
	Upper Arlington	This Week Upper Arlington www.thisweeknews.com/upper-arlington	Free Weekly
	West Licking	This Week Licking County www.thisweeknews.com/licking-county	Free Weekly
	Westerville	This Week Westerville www.thisweeknews.com/westerville	Free Weekly
	Whitehall	This Week Whitehall www.thisweeknews.com/whitehall	Free Weekly
	Winchester	This Week Canal Winchester www.thisweeknews.com/canal-winchester	Free Weekly
	Worthington	This Week Worthington www.thisweeknews.com/worthington	Free Weekly
	Canton	The Wrap	Shopper
	Dover/New Philadelphia	TMC-ExTra	Shopper
New York	Canandaigua	Daily Messenger www.mpnnow.com www.mpnnow.com/commercialprinting	Daily
	Corning	The Leader www.the-leader.com	Daily
	Herkimer	The Evening Telegram www.timestelegram.com	Daily
	Hornell	Evening Tribune www.eveningtribune.com	Daily
	Utica	Utica Observer-Dispatch www.uticaod.com	Daily
	Wellsville	Wellsville Daily Reporter www.wellsvilledaily.com	Daily
	Dansville	Genesee Country Express www.dansvilleonline.com	Paid Weekly
	Newark/Palmyra	Wayne Post www.waynepost.com	Paid Weekly
	Penn Yan	The Chronicle-Express www.chronicle-express.com	Paid Weekly
	Bath	Steuben Courier-Advocate www.steubencourier.com	Free Weekly
	Brighton/Pittsford	Brighton-Pittsford Post www.brightonpittsfordpost.com	Free Weekly
	Canandaigua	Canandaigua Community Post	Free Weekly
	Fairport	Fairport-ER Post www.fairport-erpost.com	Free Weekly
	Gates/Chili	Gates-Chili Post www.gateschilipost.com	Free Weekly
	Greece	Greece Post www.greecepost.com	Free Weekly
	Hamilton	Mid-York Weekly	Free Weekly
	Henrietta	Henrietta Post www.henriettapost.com	Free Weekly
	Irondequoit	Irondequoit Post www.irondequoitpost.com	Free Weekly

State	City	Masthead	Circulation Type
	Penfield	Penfield Post www.penfieldpost.com	Free Weekly
	Utica	The Pennysaver	Free Weekly
	Victor	Victor Post www.victorpost.com	Free Weekly
	Webster	Webster Post www.websterpost.com	Free Weekly
	Corning	Corning Pennysaver	Shopper
	Herkimer	Your Valley	Shopper
	Hornell	Pennysaver Plus	Shopper
	Horseheads	The Shopper	Shopper
	Lyons	Lyons Shopping Guide	Shopper
	Newark	Newark Pennysaver	Shopper
	Penn Yan	Chronicle Ad-Visor	Shopper
	Sodus	Sodus Pennysaver	Shopper
	Wayne County	Timesaver	Shopper
Michigan	Adrian	The Daily Telegram www.lenconnect.com	Daily
	Cheboygan	Cheboygan Daily Tribune www.cheboygannews.com www.mackinacjournal.com	Daily
	Coldwater	The Daily Reporter www.thedailyreporter.com	Daily
	Hillsdale	Hillsdale Daily News www.hillsdale.net	Daily
	Holland	The Holland Sentinel www.hollandsentinel.com www.myzeeland.com	Daily
	Ionia	Sentinel-Standard www.sentinel-standard.com	Daily
	Monroe	The Monroe News www.monroenews.com	Daily
	Sault Ste Marie	The Evening News www.sooeveningnews.com	Daily
	Sturgis	Sturgis Journal www.sturgisjournal.com	Daily
	Coldwater	Bronson Journal www.thebronsonjournal.com	Paid Weekly
	Monroe	Bedford News www.bedfordnow.com	Free Weekly
	Adrian	Adrian Access Shopper www.accessshoppersguide.com	Shopper
	Allegan	Flashes Shopping Guide (Allegan/Lakeshore) www.flashespublishers.com	Shopper
	Cheboygan	Shopper Fair	Shopper
	Coldwater	The Reporter Extra	Shopper
	Coldwater	Coldwater Shoppers Guide	Shopper
	Hillsdale	Tip Off Shopping Guide www.tipoffonline.com	Shopper
	Holland	Flashes Shopping Guide (Holland/Zeeland) www.flashespublishers.com	Shopper

State	City	Masthead	Circulation Type
	Ionia	Sentinel-Standard TMC	Shopper
	Monroe	Cover Story	Shopper
	Sault Ste Marie	Tri County Buyers Guide	Shopper
	Sturgis	Sturgis Gateway Shopper	Shopper
Delaware	Dover	Community Publication www.communitypub.com	Free Weekly
	Dover	Dover Post www.doverpost.com www.delmarvaexpress.com	Free Weekly
	Dover	Milford Beacon www.milfordbeacon.com	Free Weekly
	Dover	Smyrna/Clayton Sun Times www.scsuntimes.com	Paid Weekly
	Dover	The Middletown Transcript www.middletowntranscript.com	Paid Weekly
	Dover	The Sussex Countian www.sussexcountian.com	Paid Weekly
	Dover	Kent County Sunday	Free Weekly
Pennsylvania	Honesdale	The Wayne Independent www.wayneindependent.com	Daily
	Waynesboro	The Record Herald www.therecordherald.com	Daily
	Greencastle	The Echo Pilot www.echo-pilot.com	Paid Weekly
	Hawley	News Eagle www.neagle.com	Paid Weekly
	Hawley	The Pike Pennysaver	Shopper
	Honesdale	The Independent Extra	Shopper
West Virginia	Keyser	Mineral Daily News Tribune www.newstribune.info	Daily
	Ripley	The Jackson Herald www.jacksonnewspapers.com	Paid Weekly
	Ripley	The Jackson Star News www.jacksonnewspapers.com	Paid Weekly
	Keyser	Today’s Shopper	Shopper
	Ravenswood	Star Herald Weekender www.jacksonnewspapers.com	Shopper
Virginia	Petersburg	The Progress-Index www.progress-index.com	Daily

Western US Publishing

State	City	Masthead	Circulation Type
Missouri	Camdenton	Lake Sun Leader www.lakenewsonline.com	Daily
	Chillicothe	Constitution Tribune www.chillicothenews.com	Daily
	Hannibal	Hannibal Courier Post www.hannibal.net	Daily
	Independence	The Examiner www.examiner.net	Daily
	Kirksville	Kirksville Daily Express & News www.kirksvilledailyexpress.com	Daily
	Mexico	The Mexico Ledger www.mexicoledger.com	Daily
	Moberly	Moberly Monitor Index www.moberlymonitor.com	Daily
	Neosho	Neosho Daily News www.neoshodailynews.com	Daily
	Rolla	Rolla Daily News www.therolladailynews.com	Daily
	Waynesville	The Daily Guide www.waynesvilledailyguide.com	Daily
	Aurora	Aurora Advertiser www.auroraadvertiser.net	Paid Weekly
	Boonville	Boonville Daily News www.boonvilledailynews.com	Paid Weekly
	Brookfield	The Linn County Leader www.linncountyleader.com	Paid Weekly
	Carthage	The Carthage Press www.carthagepress.com	Paid Weekly
	St James	St James Leader Journal www.leaderjournal.com	Paid Weekly
	Boonville	Weekly	Free Weekly
	Camdenton	West Side Star www.lakenewsonline.com	Free Weekly
	Carthage	The Carthage Press Wednesday TMC	Free Weekly
	Hannibal	Salt River Journal	Free Weekly
	Neosho	The Neighborhood Showcase	Free Weekly
	Osage Beach	Lake Area News Focus	Free Weekly
	Osage Beach	Lake of the Ozarks Real Estate	Free Weekly
	Osage Beach	Tube Tab	Free Weekly
	Osage Beach	Vacation News	Free Weekly
	Rolla	Rolla Daily News Extra	Free Weekly
	Aurora	Big AA Shopper	Shopper
	Brookfield	Sho-Me Shopper	Shopper
	Camdenton	Lake Sun Extra	Shopper
	Chillicothe	Chillicothe C-T Shopper	Shopper
	Joplin	Big Nickel	Shopper
	Kirksville	Nemo Trader	Shopper
	Kirksville	Kirksville Crier	Shopper

State	City	Masthead	Circulation Type
	Moberly	The Shopper	Shopper
	Osage Beach	Lake of the Ozarks Boats	Shopper
	Waynesville	Daily Guide Extra	Shopper
Arkansas	Arkadelphia	Daily Siftings Herald www.siftingsherald.com	Daily
	Fort Smith	Ft. Smith Southwest Times Record www.swtimes.com	Daily
	Hope	Hope Star www.hopestar.com	Daily
	Pine Bluff	Pine Bluff Commercial www.pbcommercial.com	Daily
	Stuttgart	Stuttgart Daily Leader www.stuttgartdailyleader.com	Daily
	Booneville	Booneville Democrat www.boonevilledemocrat.com	Paid Weekly
	Cabot	Cabot Star-Herald www.lonokenews.net/cabot-star-herald	Paid Weekly
	Charleston	Charleston Express www.charlestonexpress.com	Paid Weekly
	Greenwood	Greenwood Democrat www.greenwooddemocrat.com	Paid Weekly
	Gurdon	Gurdon Times www.thegurdontimes.com	Paid Weekly
	Heber Springs	The Sun Times www.thesuntimes.com	Paid Weekly
	Helena	The Daily World www.helena-arkansas.com	Paid Weekly
	Hope	Nevada County Picayune www.picayune-times.com	Paid Weekly
	Jacksonville	Jacksonville Patriot www.pulaskinews.net/jacksonville-patriot	Paid Weekly
	Lonoke	Lonoke Democrat www.lonokenews.net/lonoke-democrat	Paid Weekly
	Maurnelle	Maurnelle Monitor www.pulaskinews.net/maurnelle-monitor	Paid Weekly
	Newport	Newport Independent www.newportindependent.com	Paid Weekly
	North Little Rock	North Little Rock Times www.pulaskinews.net/north-little-rock-times	Paid Weekly
	Paris	Paris Express www.paris-express.com	Paid Weekly
	Van Buren	Press Argus Courier www.pressargus.com	Paid Weekly
	Van Buren	Alma Journal	Paid Weekly
	White Hall	The White Hall Journal www.whitehalljournal.com	Paid Weekly
	Arkadelphia	Arkadelphia Extra www.siftingsherald.com	Free Weekly
	Carlisle	Carlisle Independent www.lonokenews.net/carlisle-independent	Free Weekly

State	City	Masthead	Circulation Type
	Van Buren	Van Buren County Democrat www.vanburencountydem.com	Free Weekly
	Helena	Daily World TMC www.helena-arkansas.com	Free Weekly
	Hope	Star Extra www.hopestar.com	Free Weekly
	Hot Springs	Hot Springs Village Voice www.hsvoice.com	Free Weekly
	Pine Bluff	Pine Bluff Commercial Today	Free Weekly
	Sherwood	Sherwood Voice www.pulaskinews.net/sherwood-voice	Free Weekly
	Stuttgart	The Xtra www.stuttgartdailyleader.com	Free Weekly
	White Hall	The Arsenel Sentinel	Free Weekly
	Fort Smith	River Valley Advertiser	Shopper
Texas	Brownwood	Brownwood Bulletin www.brownwoodtx.com	Daily
	Sherman	Herald Democrat www.heralddemocrat.com	Daily
	Stephenville	Stephenville Empire-Tribune www.yourstephenvilletx.com	Daily
	Waxahachie	Waxahachie Daily Light www.waxahachietx.com	Daily
	Alice	Alice Echo-News Journal www.alicetx.com	Paid Weekly
	Ballinger	Ballinger Ledger	Paid Weekly
	Freer	Freer Press	Paid Weekly
	Freer	Duval Press	Paid Weekly
	Glen Rose	Glen Rose Reporter www.yourglenrosetx.com	Paid Weekly
	Midlothian	Midlothian Mirror www.midlothianmirror.com	Paid Weekly
	Robstown	Neuces County Record Star www.recordstar.com	Paid Weekly
	Van Alstyne	Van Alstyne Leader www.vanalsyneleader.com	Paid Weekly
	Winters	Winters Enterprise	Paid Weekly
	Anna	Anna-Melissa Tribune www.amtrib.com	Free Weekly
	Prosper	Prosper Press www.prosperpressnews.com	Free Weekly
	Alice	Alice Review	Shopper
	Brownsville	Valley Bargain Book-South www.valleybargainbook.com	Shopper
	Brownwood	Heartland Trading Post	Shopper
	Bryan	Bryan County Shopper	Shopper
	Cooke County	Cooke County Shopper	Shopper
	Corpus Christi	Ad Sack www.adsack.com	Shopper
	Harlingen	Valley Bargain Book-North www.valleybargainbook.com	Shopper

State	City	Masthead	Circulation Type
	Laredo	Laredo Bargain Book www.laredobargainbook.com	Shopper
	Marshall/Johnston	Marshall/Johnston County Shopper	Shopper
	McAllen	Valley Town Crier www.yourvalleyvoice.com	Shopper
	McAllen	Edinburg Review	Shopper
	North Colin	North Colin/Denton County Shopper	Shopper
	Sherman	Grayson County Shopper www.heralddemocrat.com/herald-democrat-shopper	Shopper
	Stephenville	Cross Timbers Trading Post	Shopper
	Waxahachie	Ellis County Trading Post	Shopper
California	Barstow	Desert Dispatch www.desertdispatch.com	Daily
	Ridgecrest	The Daily Independent www.ridgecrestca.com www.rocketeer2.com	Daily
	Stockton	The Stockton Record www.recordnet.com	Daily
	Victorville	Victorville Daily Press www.vvdailypress.com	Daily
	Yreka	Siskiyou Daily News www.siskiyoudaily.com	Daily
	Gridley	Gridley Herald www.gridleyherald.com	Paid Weekly
	Lucerne Valley	Lucerne Valley Leader www.lucernevalleyleader.com	Paid Weekly
	Mt Shasta	Weed Press www.mtshastanews.com	Paid Weekly
	Mt Shasta	Dunsmuir News www.mtshastanews.com	Paid Weekly
	Mt Shasta	Mt Shasta Herald www.mtshastanews.com	Paid Weekly
	Taft	Midway Driller www.taftmidwaydriller.com	Paid Weekly
	Hesperia	Hesperia Star www.hesperiastar.com	Free Weekly
	Stockton	VIDA	Free Weekly
	Victorville	El Mojave www.elmojave.com	Free Weekly
	Apple Valley	Apple Valley Review www.applevalley-review.com	Shopper
	Barstow	Barstow Plus	Shopper
	Gridley	Gidley Shopping News www.gridleyherald.com	Shopper
	Mt Shasta	Super Saver Advertiser	Shopper
	Ridgecrest	Super Tuesday	Shopper
	Stockton	Sunday Select	Shopper
	Stockton	The Valley Marketplace/TMC www.esanjoaquin.com	Shopper
	Victorville	Review	Shopper

State	City	Masthead	Circulation Type
Kansas	Dodge City	Dodge City Daily Globe www.dodgeglobe.com	Daily
	Leavenworth	The Leavenworth Times www.leavenworthtimes.com	Daily
	McPherson	McPherson Sentinel www.mcphersonsentinel.com	Daily
	Newton	The Newton Kansan www.thekansan.com	Daily
	Pittsburg	The Morning Sun www.morningsun.net	Daily
	Baxter Springs	Cherokee County News-Advocate www.sekvoice.com	Paid Weekly
	El Dorado	The Butler County Times-Gazette www.butlercountytimesgazette.com	Paid Weekly
	Greensburg	Kiowa County Signal www.kiowacountysignal.com	Paid Weekly
	Pratt	The Pratt Tribune www.pratttribune.com	Paid Weekly
	St John	St John News www.sjnewsonline.com	Paid Weekly
	Wellington	Wellington Daily News www.wellingtondailynews.com	Paid Weekly
	Dodge City	La Estrella	Free Weekly
	Leavenworth	Lansing This Week	Free Weekly
	Leavenworth	The Fort Leavenworth Lamp www.ftleavenworthlamp.com	Free Weekly
	Dodge City	Shoppers Weekly	Shopper
	El Dorado	Shoppers Guide	Shopper
	Hiawatha	Penny Press 4	Shopper
	Leavenworth	Chronicle Shopper	Shopper
	McPherson/Newton	South Central Kansas Shoppers Guide	Shopper
	Pittsburg	The Sunland Shopper	Shopper
	Pratt	Sunflower Shopper	Shopper
Iowa	Ames	Ames Tribune www.amestrib.com	Daily
	Boone	Boone News Republican www.newsrepublican.com	Daily
	Adel	Dallas County News www.adelnews.com	Paid Weekly
	Adel	Northeast Dallas County Record	Paid Weekly
	Hamburg	Hamburg Reporter www.hamburgreporter.com	Paid Weekly
	Nevada	Nevada Journal	Paid Weekly
	Nevada	Tri-County Times www.tricountytimes.com	Paid Weekly
	Perry	The Perry Chief www.theperrychief.com	Paid Weekly
	Story City	Story City Herald www.storycityherald.com	Paid Weekly
	Adel	Dallas County Today	Shopper
	Ames	Ames Sun/Story County Advertiser	Shopper

State	City	Masthead	Circulation Type
	Boone	Boone Shopping News	Shopper
	Nevada	North Polk Sun	Shopper
	Perry	Chiefland Shopper	Shopper
Louisiana	Bastrop	The Bastrop Daily Enterprise www.bastropenterprise.com	Daily
	Houma	The Courier www.houmatoday.com	Daily
	Thibodaux	Daily Comet www.dailycomet.com	Daily
	DeRidder	Beauregard Daily News www.beauregarddailynews.net	Paid Weekly
	Donaldsonville	The Donaldsonville Chief www.donaldsonvillechief.com	Paid Weekly
	Gonzales	Gonzales Weekly Citizen www.weeklycitizen.com	Paid Weekly
	Leesville	Leesville Daily Leader www.leesvilledailyleader.com	Paid Weekly
	Plaquemine	Post South www.postsouth.com	Paid Weekly
	Sulphur	Southwest Daily News www.sulphurdailynews.com	Paid Weekly
	Sulphur	Vinton News	Paid Weekly
	Sterlington	North Quachita Weekly	Free Weekly
	Gonzales	The Marketeer www.weeklycitizen.com	Shopper
	Gonzales	Nickel Ads www.weeklycitizen.com	Shopper
	Plaquemine	West Bank Shopper www.postsouth.com	Shopper
	Sulphur	Calcasieu Shopper	Shopper
Minnesota	Crookston	Crookston Daily Times www.crookstontimes.com	Daily
	Cottonwood	Tri-County News	Paid Weekly
	Granite Falls	Granite Falls Advocate-Tribune www.granitefallsnews.com	Paid Weekly
	Montevideo	Montevideo American News www.montenews.com	Paid Weekly
	Redwood Falls	Redwood Gazette www.redwoodfallsgazette.com	Paid Weekly
	Sleepy Eye	Sleepy Eye Herald Dispatch www.sleepyeyenews.com	Paid Weekly
	St James	St James Plaindealer www.stjamesnews.com	Paid Weekly
	Wabasso	The Wabasso Standard	Paid Weekly
	Crookston	Crookston Valley Shopper	Shopper
	Montevideo	The Star Advisor www.montenews.com	Shopper
	Redwood Falls	Redwood Falls Livewire	Shopper
	Sleepy Eye	Brown County Reminder	Shopper
	St James	Town and Country Shopper	Shopper

State	City	Masthead	Circulation Type
Oklahoma	Ardmore	The Daily Ardmoreite www.ardmoreite.com	Daily
	Bartlesville	Examiner Enterprise www.examiner-enterprise.com	Daily
	Miami	Miami News-Record www.miamiok.com	Daily
	Shawnee	The Shawnee News-Star www.news-star.com	Daily
	Grove	Grove Sun www.grandlakenews.com	Paid Weekly
	Jay	Delaware County Journal www.grandlakenews.com	Paid Weekly
	Pawhuska	Pawhuska Journal-Capital www.pawhuskajournalcapital.com	Paid Weekly
	Ardmore	Entertainment Spotlight	Shopper
	Bartlesville	Hometown Shopper	Shopper
	Miami	Northeast Oklahoma Trading Post	Shopper
Colorado	LaJunta	LaJunta Tribune Democrat www.lajuntatribunedemocrat.com	Daily
	LaJunta	Ag Journal www.agjournalonline.com	Paid Weekly
	LaJunta	Fowler Tribune www.fowlertribune.com	Paid Weekly
	Las Animas	Bent County Democrat www.bcdemocratonline.com	Paid Weekly
Nebraska	Nebraska City	Nebraska City News Press www.ncnewspress.com	Paid Weekly
	Syracuse	Syracuse Journal Democrat www.journaldemocrat.com	Paid Weekly
	Nebraska City	Penny Press 1	Shopper
Oregon	Medford	Ashland Daily Tidings www.dailytidings.com	Daily
	Medford	Mail Tribune www.mailtribune.com	Daily
	Medford	Nickel www.medfordnickel.com	Shopper
North Dakota	Devils Lake	Devils Lake Daily Journal www.devilslakejournal.com	Daily
	Devils Lake	The Country Peddler	Shopper
Tennessee	Oak Ridge	The Oak Ridger www.oakridger.com	Daily

Item 1A.	Risk Factors

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

Our Company primarily generates revenue in three geographic regions: the Northeast, the Southeast, and the Midwest. During the year ended December 27, 2015, approximately 28% of our total revenues were generated in three states in the Northeast: Massachusetts, Rhode Island, and New York. During the same period, approximately 21% of our total revenues were generated in two states in the Southeast: Florida and North Carolina. Also during the same period, approximately 19% of our total revenues were generated in two states in the Midwest: Illinois and Ohio. As a result of this geographic concentration, our financial results, including advertising and circulation revenue, depend largely upon economic conditions in these principal market areas. Accordingly, adverse economic developments within these three regions in particular could significantly affect our consolidated operations and financial results.

Our indebtedness and any future indebtedness may limit our financial and operating activities and our ability to incur additional debt to fund future needs or dividends.

As of December 27, 2015, New Media’s outstanding indebtedness consists primarily of the New Media Credit Agreement. The New Media Credit Agreement provides for (i) a $200 million senior secured term facility and (ii) a $25 million senior secured revolving credit facility, with a $5 million sub-facility for letters of credit and a $5 million sub-facility for swing loans. In addition, we may request one or more new commitments for term loans or revolving loans from time to time up to an aggregate total of $75 million, subject to certain conditions. On September 3, 2014, the New Media Credit Agreement was amended to provide for additional term loans under the Incremental Facility in an aggregate principal amount of $25 million. On November 20, 2014, the New Media Credit Agreement was further amended to increase the amount available thereunder for incremental term loans from $75 million to $225 million in order to facilitate the financing of the acquisition of substantially all of the assets from Halifax Media Group LLC. On January 9, 2015, the New Media Credit Agreement was amended to provide for additional term loans and revolving commitments under the Incremental Facility in a combined aggregate principal amount of $152 million and to make certain amendments to the Revolving Credit Facility (as defined below). On February 13, 2015, the New Media Credit Agreement was amended to, amongst other things, replace the existing term loans with a new class of replacement term loans with extended call protection. On March 6, 2015, the New Media Credit Agreement was amended to provide for $15 million in additional revolving commitments under the Incremental Facility. On May 29, 2015, the New Media Credit Agreement was amended to provide for $25 million in additional term loans under the Incremental Facility. As of December 27, 2015, $0 was drawn under the Revolving Credit Facility.

The Advantage Credit Agreements, which arose from debt obligations assumed by us in connection with our acquisition of substantially all of the assets from Halifax Media Group LLC on January 9, 2015, are comprised of; (i) debt in the principal amount of $10 million that bears interest at the rate of 5.25% per annum, payable quarterly in arrears, maturing on December 31, 2016 and (ii) debt in the principal amount of $8 million that bears interest at the rate of LIBOR plus 6.25% per annum (with a minimum of 1% LIBOR) payable quarterly in arrears, maturing on March 31, 2019. As of December 27, 2015, $18 million was outstanding under the Advantage Credit Agreements.

All the above indebtedness and any future indebtedness we incur could:

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

Each of the New Media Credit Agreement and Advantage Credit Agreements contains covenants that restrict our operations and may inhibit our ability to grow our business, increase revenues and pay dividends to our stockholders.

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

The restrictions described above may interfere with our ability to obtain new or additional financing or may affect the manner in which we structure such new or additional financing or engage in other business activities, which may significantly limit or harm our results of operations, financial condition and liquidity. A default and any resulting acceleration of obligations under any of the New Media Credit Agreement or the Advantage Credit Agreements could also result in an event of default and declaration of acceleration under our other existing debt agreements. Such an acceleration of our debt would have a material adverse effect on our liquidity and our ability to continue as a going concern. A default under any of the New Media Credit Agreement or the Advantage Credit Agreements could also significantly limit our alternatives to refinance both the debt under which the default occurred and other indebtedness. This limitation may significantly restrict our financing options during times of either market distress or our financial distress, which are precisely the times when having financing options is most important.

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

We have announced our intent to distribute a substantial portion of our free cash flow as a dividend to our stockholders, through a quarterly dividend, subject to satisfactory financial performance, approval by our Board of Directors and dividend restrictions in the New Media Credit Agreement. The Board of Directors’ determinations regarding dividends will depend on a variety of factors, including the Company’s GAAP net income, free cash flow generated from operations or other sources, liquidity position and potential alternative uses of cash, such as acquisitions, as well as economic conditions and expected future financial results. Although we recently paid a third quarter 2015 cash dividend of $0.33 per share of Common Stock and have paid regularly quarterly dividends since the third quarter of 2014, there can be no guarantee that we will continue to pay dividends in the future or that this recent dividend is representative of the amount of any future dividends. Our ability to declare future dividends will depend on our future financial performance, which in turn depends on the successful implementation of our strategy and on financial, competitive, regulatory, technical and other factors, general economic conditions, demand and selling prices for our products and other factors specific to our industry or specific projects, many of which are beyond our control. Therefore, our ability to generate free cash flow depends on the performance of our operations and could be limited by decreases in our profitability or increases in costs, capital expenditures or debt servicing requirements.

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

We continue to evaluate our business and how we intend to grow our digital business. Internal resources and effort are put towards this business and key partnerships have been entered into to assist with our digital business, including Propel. We continue to believe that our digital businesses, including Propel, offer opportunities for revenue growth to support and, in some cases, offset the revenue trends we have seen in our print business. There can be no assurances that the partnerships we have entered into or the internal strategy being employed will result in generating or increasing digital revenues in amounts necessary to stabilize or offset trends in print revenues. In addition, we have a limited history of operations in this area, and there can be no assurances that past performance will be indicative of future performance or future trends. If our digital strategy, including with regard to Propel, is not as successful as we anticipate, our financial condition, results of operations and ability to pay dividends could be adversely affected.

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

Our business strategy relies on acquisitions. We expect to derive a significant portion of our growth by acquiring businesses and integrating those businesses into our existing operations. We continue to seek acquisition opportunities, however we may not be successful in identifying acquisition opportunities, assessing the value, strengths and weaknesses of these opportunities or consummating acquisitions on acceptable terms. Furthermore, suitable acquisition opportunities may not even be made available or known to us. In addition, valuations of potential acquisitions may rise materially, making it economically unfeasible to complete identified acquisitions.

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

If we are unable to successfully implement our acquisition strategy or address the risks associated with integrating the operations of New Media and past acquisitions or potential future acquisitions, or if we encounter unforeseen expenses, difficulties, complications or delays frequently encountered in connection with the integration of acquired entities and the expansion of operations, our growth and ability to compete may be impaired, we may fail to achieve acquisition synergies and we may be required to focus resources on integration of operations rather than other profitable areas. Moreover, the success of any acquisition will depend upon our ability to effectively integrate the acquired assets or businesses. The acquired assets or businesses may not contribute to our revenues or earnings to any material extent, and cost savings and synergies we expect at the time of an acquisition may not be realized once the acquisition has been completed. Furthermore, if we incur indebtedness to finance an acquisition, the acquired business may not be able to generate sufficient cash flow to service that indebtedness. Unsuitable or unsuccessful acquisitions could adversely affect our business, financial condition, results of operations, cash flow and ability to pay dividends.

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

In addition, the ever-growing and rapidly changing number of digital media options available on the internet may lead to technologies and alternatives that we are not able to offer or about which we are not able to advise. Such circumstances could directly and adversely affect the availability, applicability, marketability and profitability of the suite of SMB services and the private ad exchange we offer as a significant part of our digital business. Specifically, news aggregation websites and customized news feeds (often free to users) may reduce our traffic levels by driving interaction away from our websites or our digital applications. If traffic levels stagnate or decline, we may not be able to create sufficient advertiser interest in our digital businesses or to maintain or increase the advertising rates of the inventory on our digital platforms. We may also be adversely affected if the use of technology developed to block the display of advertising on websites proliferates.

Technological developments and any changes we make to our business strategy may require significant capital investments. Such investments may be restricted by our current or future credit facilities.

If there is a significant increase in the price of newsprint or a reduction in the availability of newsprint, our results of operations and financial condition may suffer.

The basic raw material for our publications is newsprint. We generally maintain only a 45 to 55-day inventory of newsprint, although our participation in a newsprint-buying consortium has helped ensure adequate supply. An inability to obtain an adequate supply of newsprint at a favorable price or at all in the future could have a material adverse effect on our ability to produce our publications. Historically, the price of newsprint has been volatile, reaching a high of approximately $823 per metric ton in 2008 and experiencing a low of almost $410 per metric ton in 2002. The average price of newsprint during 2015 was approximately $585 per metric ton. Recent and future consolidation of major newsprint suppliers may adversely affect price competition among suppliers. Significant increases in newsprint costs for properties and periods not covered by our newsprint vendor agreement could have a material adverse effect on our financial condition and results of operations.

Our Predecessor experienced declines in advertising revenue, and further declines, which could adversely affect our results of operations and financial condition, may occur.

Our Predecessor previously experienced declines in advertising revenue, due primarily to the economic recession and advertisers’ shift from print to digital media. Advertising revenue decreased by $29.6 million, or 9.0%, in the year ended December 29, 2013, as compared to the year ended December 30, 2012 for total company excluding Local Media. Advertising revenue increased by $57.0 million, or 17.4%, in the year ended December 28, 2014, as compared to the year ended December 29, 2013, however, excluding acquisitions, there was a decrease in advertising revenue. Advertising revenue increased by $311.3 million, or 80.8%, in the year ended December 27, 2015, as compared to the year ended December 28, 2014, however, excluding acquisitions, there was a decrease in advertising revenue. We continue to search for organic growth opportunities, including in our digital advertising business, and for ways to stabilize print revenue declines through new product launches and pricing. However, there can be no assurance that our advertising revenue will not continue to decline. In addition, the range of advertising choices across digital products and platforms and the large inventory of available digital advertising space have historically resulted in significantly lower rates for digital advertising than for print advertising. Consequently, our digital advertising revenue may not be able to replace print advertising revenue lost as a result of the shift to digital consumption. Further declines in advertising revenue could adversely affect our results of operations and financial condition.

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

Overall daily newspaper circulation, including national and urban newspapers, has declined in recent years. For the year ended December 27, 2015, our circulation revenue increased by $182.6 million, or 93.3%, as compared to the year ended December 28, 2014, of which $180.1 million relates to acquisitions. There can be no assurance that our circulation revenue will not decline again in the future. Our Predecessor and us were able to maintain annual circulation revenue from existing operations in recent years through, among other things, increases in per copy prices. However, there can be no assurance that we will be able to continue to increase prices to offset any declines in circulation. Further declines in circulation could impair our ability to maintain or increase our advertising prices, cause purchasers of advertising in our publications to reduce or discontinue those purchases and discourage potential new advertising customers, all of which could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay dividends.

The increasing popularity of digital media could also adversely affect circulation of our newspapers, which may decrease circulation revenue and cause more marked declines in print advertising. Further, readership demographics and habits may change over time. If we are not successful in offsetting such declines in revenues from our print products, our business, financial condition and prospects will be adversely affected.

The value of our intangible assets may become impaired, depending upon future operating results.

As a result of the Restructuring, which was considered a triggering event for the non-amortizable intangibles, our Predecessor performed a valuation analysis to determine if an impairment existed as of September 29, 2013. The fair values of our Predecessor’s reporting units for goodwill and newspaper mastheads were estimated using the expected present value of future cash flows, recent industry transaction multiples and using estimates, judgments and assumptions that management believed were appropriate in the circumstances and were consistent with the terms of the Plan. The estimates and judgments used in the assessment included multiples for revenue and EBITDA, the weighted average cost of capital and the terminal growth rate. Given the Restructuring, our Predecessor determined that discounted cash flows provided the best estimate of the fair value of its reporting units. The estimated fair value of the Large Daily reporting unit exceeded its carrying value and Step 2 of the analysis was not necessary. The Small Community reporting unit failed the Step 1 goodwill impairment analysis. Our Predecessor performed Step 2 of the analysis using consistent assumptions, as discussed above, and determined an impairment was not present for this reporting unit. The estimated fair value of each reporting unit’s mastheads exceeded their carrying values, using consistent assumptions as discussed above. The masthead fair value was estimated using the relief from royalty valuation method. For further information on goodwill and intangible assets, see Note 7 to the condensed consolidated financial statements, “Goodwill and Intangible Assets”.

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

During the fourth quarter of 2015, we reorganized our management structure to align with the geography of the market served. As a result, an additional impairment analysis was performed. The analysis of masthead values suggested impairment, and a charge of $4.8 million was recorded in December.

At December 27, 2015 the carrying value of our goodwill is $171.1 million, mastheads is $86.0 million, and amortizable intangible assets is $217.6 million.

We are subject to environmental and employee safety and health laws and regulations that could cause us to incur significant compliance expenditures and liabilities.

Our operations are subject to federal, state and local laws and regulations pertaining to the environment, storage tanks and the management and disposal of wastes at our facilities. Under various environmental laws, a current or previous owner or operator of real property may be liable for contamination resulting from the release or threatened release of hazardous or toxic substances or petroleum at that property. Such laws often impose liability on the owner or operator without regard to fault, and the costs of any required investigation or cleanup can be substantial. Although in connection with certain of our Predecessor’s acquisitions, as well as certain of our acquisitions, we have rights to indemnification for certain environmental liabilities, these rights may not be sufficient to reimburse us for all losses that we might incur if a property acquired by us has environmental contamination. In addition, although in connection with certain of our acquisitions we have obtained insurance policies for coverage for certain potential environmental liabilities, these policies have express exclusions to coverage as well as express limits on amounts of coverage and length of term. Accordingly these insurance policies may not be sufficient to provide coverage for us for all losses that we might incur if a property acquired by us has environmental contamination.

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

Our pension and postretirement plans were underfunded by $11.2 million at December 27, 2015. Our pension plan invests in a variety of equity and debt securities, many of which were affected by the disruptions in the credit and capital markets in 2009 and 2010. Future volatility and disruption in the stock markets could cause further declines in the asset values of our pension plans. In addition, a decrease in the discount rate used to determine minimum funding requirements could result in increased future contributions. If either occurs, we may need to make additional pension contributions above what is currently estimated, which could reduce the cash available for our businesses.

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

As of December 27, 2015, we employed 9,509 employees, of whom 1,236 (or approximately 13%) were represented by 35 unions. 93% of the unionized employees are in four states: Ohio, Rhode Island, Illinois and Massachusetts and represent 36%, 23%, 17% and 17% of all our union employees, respectively. Most of our unionized employees work under collective bargaining agreements that expire in 2017.

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

We rely on revenue from the printing of publications for third parties that may be subject to many of the same business and industry risks that we are.

In 2015, we generated approximately 4.8% of our revenue from printing third-party publications, and our relationships with these third parties are generally pursuant to short-term contracts. As a result, if the macroeconomic and industry trends described herein such as the sensitivity to perceived economic weakness of discretionary spending available to advertisers and subscribers, circulation declines, shifts in consumer habits and the increasing popularity of digital media affect those third parties, we may lose, in whole or in part, a substantial source of revenue.

A decision by any of the three largest national publications or the major local publications to cease publishing in those markets, or seek alternatives to their current business practice of partnering with us, could materially impact our profitability.

Our possession and use of personal information and the use of payment cards by our customers present risks and expenses that could harm our business. Unauthorized access to or disclosure or manipulation of such data, whether through breach of our network security or otherwise, could expose us to liabilities and costly litigation and damage our reputation.

Our online systems store and process confidential subscriber and other sensitive data, such as names, email addresses, addresses, and other personal information. Therefore, maintaining our network security is critical. Additionally, we depend on the security of our third-party service providers. Unauthorized use of or inappropriate access to our, or our third-party service providers’ networks, computer systems and services could potentially jeopardize the security of confidential information, including payment card (credit or debit) information, of our customers. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we or our third-party service providers may be unable to anticipate these techniques or to implement adequate preventative measures. Non-technical means, for example, actions by an employee, can also result in a data breach. A party that is able to circumvent our security measures could misappropriate our proprietary information or the information of our customers or users, cause interruption in our operations, or damage our computers or those of our customers or users. As a result of any such breaches, customers or users may assert claims of liability against us and these activities may subject us to legal claims, adversely impact our reputation, and interfere with our ability to provide our products and services, all of which may have an adverse effect on our business, financial condition and results of operations. The coverage and limits of our insurance policies may not be adequate to reimburse us for losses caused by security breaches.

A significant number of our customers authorize us to bill their payment card accounts directly for all amounts charged by us. These customers provide payment card information and other personally identifiable information which, depending on the particular payment plan, may be maintained to facilitate future payment card transactions. Under payment card rules and our contracts with our card processors, if there is a breach of payment card information that we store, we could be liable to the banks that issue the payment cards for their related expenses and penalties. In addition, if we fail to follow payment card industry data security standards, even if there is no compromise of customer information, we could incur significant fines or lose our ability to give our customers the option of using payment cards. If we were unable to accept payment cards, our business would be seriously harmed.

There can be no assurance that any security measures we, or our third-party service providers, take will be effective in preventing a data breach. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. If an actual or perceived breach of our security occurs, the perception of the effectiveness of our security measures could be harmed and we could lose customers or users. Failure to protect confidential customer data or to provide customers with adequate notice of our privacy policies could also subject us to liabilities imposed by United States federal and state regulatory agencies or courts. We could also be subject to evolving state laws that impose data breach notification requirements, specific data security obligations, or other consumer privacy-related requirements. Our failure to comply with any of these laws or regulations may have an adverse effect on our business, financial condition and results of operations.

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

There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates—including investment funds, private investment funds, or businesses managed by our Manager—invest in media assets and whose investment objectives overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our Board of Directors and employees of our Manager who may be officers also serve as officers and/or directors of these other entities. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress for certain target assets. From time to time, affiliates of Fortress focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress had approximately $70.5 billion of assets under management as of December 31, 2015. In addition, with respect to Fortress funds in the process of selling investments, our Manager may be incentivized to regard the sale of such assets to us positively, particularly if a sale to an unrelated third party would result in a loss of fees to our Manager.

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

Our investment strategy may evolve in light of existing market conditions and investment opportunities, and this evolution may involve additional risks depending upon the nature of the assets in which we invest and our ability to finance such assets on a short-or long-term basis. Investment opportunities that present unattractive risk-return profiles relative to other available investment opportunities under particular market conditions may become relatively attractive under changed market conditions, and changes in market conditions may therefore result in changes in the investments we target. Decisions to make investments in new asset categories present risks that may be difficult for us to adequately assess and could therefore reduce our ability to pay dividends on our common stock or have adverse effects on our liquidity or financial condition. A change in our investment strategy may also increase our exposure to interest rate, real estate market or credit market fluctuations. In addition, a change in our investment strategy may increase the guarantee obligations we agree to incur or increase the number of transactions we enter into with affiliates. Our failure to accurately assess the risks inherent in new asset categories or the financing risks associated with such assets could adversely affect our results of operations and our financial condition.

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

Sales of substantial amounts of shares of our Common Stock in the public market, or the perception that such sales might occur, could adversely affect the market price of our Common Stock. The issuance of our common stock in connection with property, portfolio or business acquisitions or the settlement of awards that may be granted under our Incentive Plan (as defined below) or otherwise could also have an adverse effect on the market price of our Common Stock.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

As a public company, we are required to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. The acquisitions of Stephens Media, LLC, Halifax Media Group, The Columbus Dispatch and the Monroe News have resulted in a change to our internal control over financial reporting which has materially affected our internal control over financial reporting. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules. We cannot assure you that our internal control over financial reporting will be effective in the future or that a material weakness will not be discovered with respect to a prior period for which we had previously believed that internal controls were effective. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm will not be able to certify as to the effectiveness of our internal control over financial reporting. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis, or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we or our independent registered public accounting firm reports a material weakness in our internal control over financial reporting. This could materially adversely affect us by, for example, leading to a decline in our share price and impairing our ability to raise capital, if and when desirable.

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

Furthermore, the percentage ownership in New Media may be diluted in the future because of additional equity awards that we expect will be granted to our Manager pursuant to our Management Agreement. Upon the successful completion of an offering of shares of our Common Stock or any shares of preferred stock, we will grant our Manager options equal to 10% of the number of shares being sold in the offering, with an exercise price equal to the offering price per share paid by the public or other ultimate purchaser. The Board of Directors of New Media approved the Incentive Plan, which provides for the grant of equity and equity-based awards, including restricted stock, stock options, stock appreciation rights, performance awards, restricted stock units, tandem awards and other equity-based and non-equity based awards, in each case to our Manager, to the directors, officers, employees, service providers, consultants and advisors of our Manager who perform services for us, and to our directors, officers, employees, service providers, consultants and advisors. Any future grant would cause further dilution. We initially reserved 15 million shares of our Common Stock for issuance under the Incentive Plan; on the first day of each fiscal year beginning during the ten-year term of the Incentive Plan and in and after calendar year 2015, that number will be increased by a number of shares of our Common Stock equal to 10% of the number of shares of our Common Stock newly issued by us during the immediately preceding fiscal year. In January 2016 and 2015, the number of shares reserved for issuance under the Incentive Plan was increased by 724,400 and 746,649 representing 10% of the shares of Common Stock newly issued in fiscal year 2015 and 2014, respectively.

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

We own and operate 57 print facilities across the United States. GateHouse’s print facilities range in size from approximately 6,000 to 401,000 square feet (combined printing and office space). GateHouse’s executive offices are located in Pittsford, New York, where we lease approximately 25,870 square feet under a lease terminating in October 2022.

We maintain our properties in good condition and believe that our current facilities are adequate to meet the present needs of our business. We do not believe any individual property is material to our financial condition or results of operations.

Item 3.	Legal Proceedings

We are and may become involved from time to time in legal proceedings in the ordinary course of our business, including but not limited to with respect to such matters as libel, invasion of privacy, intellectual property infringement, wrongful termination actions and complaints alleging employment discrimination, and regulatory investigations and inquiries. In addition, we are involved from time to time in governmental and administrative proceedings concerning employment, labor, environmental and other claims. Insurance coverage mitigates potential loss for certain of these matters. Historically, such claims and proceedings have not had a material adverse effect on our consolidated results of operations or financial position. Although we are unable to predict with certainty the eventual outcome of any litigation, regulatory investigation or inquiry, in the opinion of management, we do not expect our current and any threatened legal proceedings to have a material adverse effect on our business, financial position or consolidated results of operations. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on our financial results.

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

	HIGH	LOW
Fiscal Year Ending December 27, 2015:
First Quarter	$25.77	$20.55
Second Quarter	$24.32	$17.80
Third Quarter	$18.59	$13.96
Fourth Quarter	$20.06	$14.91
Fiscal Year Ending December 28, 2014:
First Quarter (since February 4, 2014)	$15.65	$10.35
Second Quarter	$15.79	$12.89
Third Quarter	$17.95	$13.59
Fourth Quarter	$24.52	$15.76

From the most recent available Company information, on February 18, 2016 there were approximately 44 holders of record.

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

On February 26, 2015, the Company announced a fourth quarter 2014 cash dividend of $0.30 per share of New Media Common Stock. The dividend was paid on March 19, 2015, to shareholders of record as of the close of business on March 11, 2015.

On April 30, 2015, the Company announced a first quarter 2015 cash dividend of $0.33 per share of New Media Common Stock. The dividend was paid on May 21, 2015, to shareholders of record as of the close of business on May 13, 2015.

On July 30, 2015, the Company announced a second quarter 2015 cash dividend of $0.33 per share of New Media Common Stock. The dividend was paid on August 20, 2015, to shareholders of record as of the close of business on August 12, 2015.

On October 29, 2015, the Company announced a third quarter 2015 cash dividend of $0.33 per share of New Media Common Stock. The dividend was on November 19, 2015, to shareholders of record as of the close of business on November 12, 2015.

On February 25, 2016, the Company announced a fourth quarter 2015 cash dividend of $0.33 per share of New Media Common Stock. The dividend will be paid on March 17, 2016, to shareholders of record as of the close of business on March 9, 2016.

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

The following table presents our selected historical financial data as of and for each of the years in the five year period ended December 27, 2015. The information in this table should be read in conjunction with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business” and our historical consolidated financial statements and the related notes thereto included elsewhere in this report. The selected consolidated statements of operations and comprehensive income (loss) data and other data for the years ended December 30, 2012 and January 1, 2012 and the selected consolidated balance sheets data at December 29, 2013, December 30, 2012 and January 1, 2012 have been derived from the audited consolidated financial statements of our Predecessor that are not included in this report.

	Successor Company			Predecessor Company
	Year Ended December 27, 2015	Year Ended December 28, 2014	Two Months Ended December 29, 2013	Ten Months Ended November 6, 2013	Year Ended December 30, 2012 (2)	Year Ended January 1, 2012
(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Advertising	$696,696	$385,399	$63,340	$265,078	$330,881	$357,134
Circulation	378,263	195,661	29,525	118,810	131,576	131,879
Commercial printing and other	120,856	71,263	10,366	29,402	26,097	25,657

Total revenues	1,195,815	652,323	103,231	413,290	488,554	514,670
Operating costs and expenses:
Operating costs	656,555	368,420	56,614	232,066	268,222	281,884
Selling, general and administrative	406,282	211,829	28,749	136,832	145,020	146,295
Depreciation and amortization	67,752	41,450	6,588	33,409	39,888	42,426
Integration and reorganization costs	8,052	2,796	1,758	1,577	4,393	5,884
Impairment of long-lived assets	—	—	—	91,599	—	1,733
(Gain) loss on sale or disposal of assets	(51,051)	1,472	27	1,163	1,238	455
Goodwill and mastheads impairment	4,800	—	—	—	—	385

Operating income (loss)	103,425	26,356	9,495	(83,356)	29,793	35,608
Interest expense, amortization of deferred financing costs, loss on early extinguishment of debt, (gain) loss on derivative instruments, reorganization items, net, and other	32,407	26,848	1,798	(871,399)	57,463	58,361

Income (loss) from continuing operations before income taxes	71,018	(492)	7,697	788,043	(27,670)	(22,753)
Income tax expense (benefit)	3,404	2,713	491	(197)	(207)	(1,803)

Income (loss) from continuing operations	67,614	(3,205)	7,206	788,240	(27,463)	(20,950)
Loss from discontinued operations, net of income taxes	—	—	—	(1,034)	(2,340)	(699)

Net income (loss)	67,614	(3,205)	7,206	787,206	(29,803)	(21,649)
Net loss attributable to noncontrolling interest	—	—	—	208	—	—

Net income (loss) attributable to New Media	$67,614	$(3,205)	$7,206	$787,414	$(29,803)	$(21,649)

	Successor Company			Predecessor Company
	Year Ended December 27, 2015	Year Ended December 28, 2014	Two Months Ended December 29, 2013	Ten Months Ended November 6, 2013	Year Ended December 30, 2012 (2)	Year Ended January 1, 2012
(in thousands, except per share data)
Basic net income (loss) from continuing operations attributable to New Media per share	$1.53	$(0.10)	$0.24	$13.58	$(0.47)	$(0.36)
Diluted income (loss) from continuing operations attributable to New Media per share	$1.52	$(0.10)	$0.24	$13.58	$(0.47)	$(0.36)
Basic net income (loss) attributable to New Media common stockholders per share	$1.53	$(0.10)	$0.24	$13.56	$(0.51)	$(0.37)
Diluted net income (loss) attributable to New Media common stockholders per share	$1.52	$(0.10)	$0.24	$13.56	$(0.51)	$(0.37)
Dividends declared per share	$1.29	$0.54	$—	$—	$—	$—
Other Data:
Adjusted EBITDA (1)	$175,627	$67,741	$16,096	$988,265	$69,766	$80,547
Cash interest paid	$21,726	$15,181	$925	$43,606	$55,976	$58,225

(1)	We define Adjusted EBITDA as net income (loss) from continuing operations before income tax expense (benefit), interest/financing expense, depreciation and amortization and non-cash impairments. Adjusted EBITDA is not a measurement of financial performance under GAAP and should not be considered in isolation or as an alternative to income from operations, net income (loss), cash flow from continuing operating activities or any other measure of performance or liquidity derived in accordance with GAAP. We believe this non-GAAP measure, as we have defined it, is helpful in identifying trends in our day-to-day performance because the items excluded have little or no significance in our day-to-day operations. This measure provides an assessment of controllable expenses and affords management the ability to make decisions which are expected to facilitate meeting current financial goals as well as achieve optimal financial performance. Adjusted EBITDA provides an indicator for management to determine if adjustments to current spending decisions are needed.

Adjusted EBITDA provides us with a measure of financial performance, independent of items that are beyond the control of management in the short-term, such as depreciation and amortization, taxation and interest expense associated with our capital structure. This metric measures our financial performance based on operational factors that management can impact in the short-term, namely the cost structure or expenses of the Company. Adjusted EBITDA is one of the metrics used by senior management and the board of directors to review the financial performance of our business on a monthly basis.

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

(2)	The year ended December 30, 2012 included a 53rd week of operations for approximately 60% of the business.

The table below shows the reconciliation of income (loss) from continuing operations to Adjusted EBITDA for the periods presented:

	Successor Company						Predecessor Company
	Year Ended December 27, 2015		Year Ended December 28, 2014		Two Months Ended December 29, 2013		Ten Months Ended November 6, 2013		Year Ended December 30, 2012 (3)	Year Ended January 1, 2012
(in thousands)
Income (loss) from continuing operations	$67,614		$(3,205)		$7,206		$788,240		$(27,463)	$(20,950)
Income tax expense (benefit)	3,404		2,713		491		(197)		(207)	(1,803)
Loss (gain) on derivative instruments (1)	—		51		—		14		(1,635)	(913)
Loss on early extinguishment of debt (2)	—		9,047		—		—		—	—
Amortization of deferred financing costs	2,712		1,049		171		842		1,255	1,360
Interest expense	29,345		16,636		1,640		74,358		57,928	58,309
Impairment of long-lived assets	—		—		—		91,599		—	1,733
Depreciation and amortization	67,752		41,450		6,588		33,409		39,888	42,426
Goodwill and mastheads impairment	4,800		—		—		—		—	385

Adjusted EBITDA from continuing operations	$175,627	(a)	$67,741	(b)	$16,096	(c)	$988,265	(d)	$69,766 (e)	$80,547 (f)

(a)	Adjusted EBITDA for the year ended December 27, 2015 included net expenses of ($13,566), comprised of transaction and project costs, non-cash compensation, and other expenses of $29,433, integration and reorganization costs of $8,052 and a $51,051 gain on the sale or disposal of assets.
(b)	Adjusted EBITDA for the year ended December 28, 2014 included net expenses of $21,673, comprised of transaction and project costs, non-cash compensation, and other expenses of $17,405, integration and reorganization costs of $2,796 and a $1,472 loss on the sale or disposal of assets.
(c)	Adjusted EBITDA for the two months ended December 29, 2013 included net expenses of $4,828, comprised of transaction and project costs and other expenses of $3,043, integration and reorganization costs of $1,758 and a $27 loss on the sale or disposal of assets.
(d)	Adjusted EBITDA for the ten months ended November 6, 2013 included net expenses of $(930,229), comprised of transaction and project costs, non-cash compensation, and other expenses of $(932,969), integration and reorganization costs of $1,577 and a $1,163 loss on the sale or disposal of assets.

Adjusted EBITDA also does not include $123 of EBITDA generated from our discontinued operations.

(e)	Adjusted EBITDA for the year ended December 30, 2012 included net expenses of $11,009, comprised of transaction and project costs, non-cash compensation, and other expenses of $5,378, integration and reorganization costs of $4,393 and a $1,238 loss on the sale or disposal of assets.

Adjusted EBITDA also does not include $255 of EBITDA generated from our discontinued operations.

(f)	Adjusted EBITDA for the year ended January 1, 2012 included net expenses of $10,565, comprised of transaction and project costs, non-cash compensation, and other expenses of $4,226, integration and reorganization costs of $5,884 and a $455 loss on the sale or disposal of assets.

Adjusted EBITDA also does not include $432 of EBITDA generated from our discontinued operations.

(1)	Non-cash loss (gain) on derivative instruments is related to interest rate swap agreements which are financing related and are excluded from Adjusted EBITDA.
(2)	Non-cash write-off of deferred financing costs are similar to interest expense and amortization of financing fees and are excluded from Adjusted EBITDA.
(3)	The year ended December 30, 2012 included a 53rd week of operations for approximately 60% of the business.

	As of
	Successor Company			Predecessor Company
	December 27, 2015	December 28, 2014	December 29, 2013	December 30, 2012	January 1, 2012
(in thousands)
Balance Sheet Data:
Total assets	$1,200,263	$820,826	$693,399	$469,766	$510,802
Total long-term obligations, including current maturities	366,788	228,311	187,119	1,177,298	1,185,212
Stockholders’ equity (deficit)	647,073	484,127	395,362	(834,159)	(805,632)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our portfolio of media assets today spans across 489 markets and 31 states. Our products include 564 community print publications, 489 websites, 476 mobile sites and six yellow page directories. We reach over 19 million people per week and serve over 193,000 business customers.

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

Our business strategy is to be the preeminent provider of local news, information, advertising and digital services in the markets we operate in today. We aim to grow our business organically through what we believe are both our consumer and SMB strategies. We also plan to pursue strategic acquisitions of high quality local media assets at attractive valuation levels. Finally, we intend to distribute a substantial portion of our free cash flow as a dividend to stockholders through a quarterly dividend, subject to satisfactory financial performance and approval by our board of directors (the “Board of Directors” or “Board”) and dividend restrictions in the New Media Credit Agreement (as defined below). The Board of Directors’ determinations regarding dividends will depend on a variety of factors, including the Company’s U.S. generally accepted accounting principles (“GAAP”) net income, free cash flow generated from operations or other sources, liquidity position and potential alternative uses of cash, such as acquisitions, as well as economic conditions and expected future financial results.

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

Central to our business strategy are our digital marketing services products called Propel Marketing (“Propel”). We launched the products in 2012 and have seen rapid growth since then. Revenues have grown from $1 million in 2012 to $31.3 million in 2015. We believe Propel and our digital marketing service products, combined with our strong local brands and in market sales force, position this business to be a key component to our overall organic growth strategy.

The opportunity Propel looks to seize upon is as follows:

There are approximately 27.9 million SMBs in the U.S. according to the 2011 U.S. Census data. Of these, approximately 26.7 million have 20 employees or less.

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

We believe our local media properties and local sales infrastructure are uniquely positioned to sell these digital marketing services to local business owners and give us distinct advantages, including:

•	our strong and trusted local brands, with 85% of our daily newspapers having been publishing local content for more than 100 years;

•	our ability to market through our print and online properties, driving branding and traffic; and

•	our more than 1,480 local, direct, in-market sales professionals with long standing relationships with small businesses in the communities we serve.

Our core products include:

•	124 daily newspapers with total paid circulation of approximately 1.5 million;

•	322 weekly newspapers (published up to three times per week) with total paid circulation of approximately 321,000 and total free circulation of approximately 2.0 million;

•	118 “shoppers” (generally advertising-only publications) with total circulation of approximately 2.8 million;

•	489 locally focused websites and 476 mobile sites, which extend our businesses onto the internet and mobile devices with approximately 226 million page views per month;

•	six yellow page directories, with a distribution of approximately 348,000, that cover a population of approximately 620,000 people; and

•	Propel digital marketing services.

In addition to our core products, we also opportunistically produce niche publications that address specific local market interests such as recreation, sports, healthcare and real estate. Similarly, GateHouse Live, our events business, concentrates on local markets and interests.

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

The Company’s operating segments (Eastern US Publishing, Central US Publishing, and Western US Publishing) are aggregated into one reportable business segment.

Industry

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

General economic conditions, including declines in consumer confidence, high unemployment levels, declines in real estate values, and other trends, have also impacted the markets in which we operate. Additionally, media companies continue to be impacted by the migration of consumers and businesses to an internet and mobile-based, digital medium. These conditions may continue to negatively impact print advertising and other revenue sources as well as increase operating costs in the future, even after an economic recovery. We expect that we will have adequate capital resources and liquidity to meet our working capital needs, borrowing obligations and all required capital expenditures for at least the next twelve months.

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

On September 20, 2013, our Predecessor commenced a pre-packaged solicitation of the Plan (the “Solicitation”). Under the Support Agreement, which terminated on the Effective Date (as defined below), each of the Participating Lenders agreed to (a) support and take any reasonable action in furtherance of the Restructuring, (b) timely vote their Outstanding Debt to accept the Plan and not change or withdraw such vote, (c) support approval of the Disclosure Statement (as defined below) and confirmation of the Plan, as well as certain relief to be requested by Debtors from the Bankruptcy Court (as defined below), (d) refrain from taking any action inconsistent with the confirmation or consummation of the Plan, and (e) not propose, support, solicit or participate in the formulation of any plan other than the Plan. Holders of Outstanding Debt sufficient to meet the requisite threshold of 67% in amount and majority in number (calculated without including any insider) necessary for acceptance of the Plan under the Bankruptcy Code voted to accept the Plan in the Solicitation. 100% of the holders of the Outstanding Debt voted to accept the Plan under the terms of the Support Agreement. As a result, Debtors commenced Chapter 11 cases and sought approval of the disclosure statement for the Plan (the “Disclosure Statement”) and confirmation of the Plan therein. The Plan was confirmed by the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) on November 6, 2013 and our Predecessor effected the transactions contemplated by the Plan to emerge from bankruptcy protection on November 26, 2013. On the Effective Date (as defined below), Newcastle owned 84.6% of New Media’s total equity.

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

Pursuant to the Restructuring, Newcastle purchased the Outstanding Debt claims in cash and at 40% of (i) $1,167 million of principal of claims under the 2007 Credit Facility, plus (ii) accrued and unpaid interest at the applicable contract non-default rate with respect thereto, plus (iii) all amounts, excluding any default interest, arising from transactions in connection with interest rate swaps secured under the 2007 Credit Facility (the “Cash-Out Offer”) on the Effective Date. The holders of the Outstanding Debt had the option of receiving, in satisfaction of their Outstanding Debt, their pro rata share of the (i) Cash-Out Offer or (ii) New Media Common Stock and the net proceeds, if any, of new debt facilities GateHouse Credit Facilities (as defined below). Newcastle received its pro rata share of New Media Common Stock and the $149 million in net proceeds of the GateHouse Credit Facilities (as defined below) for all Outstanding Debt it holds, including Outstanding Debt purchased in the Cash-Out Offer. All pensions, trade and all other unsecured claims will be paid in the ordinary course.

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

Management Agreement

On the Effective Date, New Media entered into the Management Agreement pursuant to which the Manager manages the operations of New Media. The annual management fee is 1.50% of New Media’s Total Equity (as defined in the Management Agreement) and the Manager is eligible to receive incentive compensation. On March 6, 2015, the Company’s independent directors on the Board approved an amendment to the Management Agreement. See Note 18 “Related Party Transactions” to the consolidated financial statements for further discussion.

We recognized $9.4 million and $5.6 million for management fees and $30.3 million and $0.1 million for incentive compensation within selling, general and administrative expense on the consolidated statements of operations and comprehensive income (loss) and $9.9 million and $4.4 million in management fees and $8.9 million and $0 in incentive compensation was paid to Fortress during the years ended December 27, 2015 and December 28, 2014, respectively. No management fees or incentive compensation was incurred during the year ended December 29, 2013.

Acquisitions

On February 28, 2014, we completed the acquisition of five publications from Freedom Communications for a total purchase price of $7.9 million, including working capital. The acquisition included two daily and three weekly publications serving Southern California with an aggregate circulation of approximately 56,000.

On June 30, 2014, we completed two acquisitions of 20 publications with a total purchase price of $15.9 million, including working capital. The acquisitions included six daily, ten weekly publications, and four shoppers serving areas of Texas, Oklahoma, Kansas and Virginia with an aggregate circulation of approximately 54,000.

On September 3, 2014, we completed the acquisition of The Providence Journal with a total purchase price of $48.7 million, including working capital. The acquisition included one daily and two weekly publications serving areas of Rhode Island with a daily circulation of approximately 72,000 and 96,000 on Sunday.

On December 1, 2014, we completed the acquisition of Foster’s Daily Democrat along with other publications and related assets for $5.4 million in cash, including working capital, from the Foster family. The publications are located around Dover, NH, and the daily newspaper has a circulation of approximately 12,000.

On January 9, 2015, we completed the acquisition of substantially all of the assets from Halifax Media Group for an aggregate purchase price of $285.4 million, including working capital and net of assumed debt. The acquisition included 24 daily publications, thirteen weekly publications, and five shoppers serving areas of Alabama, Florida, Louisiana, Massachusetts, North Carolina, and South Carolina with a daily circulation of approximately 635,000 and 752,000 on Sunday.

On March 18, 2015, we completed the acquisition of the assets of Stephens Media, LLC (“Stephens Media”) for an aggregate purchase price of $110.8 million, including working capital. The acquisition includes nine daily newspapers, 35 weekly publications and fifteen shoppers serving communities throughout the United States with a combined average daily circulation of approximately 221 and 244 on Sunday.

On June 15, 2015 and September 23, 2015, we acquired substantially all the assets, properties and business of publishing/operating certain newspapers for an aggregate purchase price of $52.0 million, including estimated working capital. The acquisitions included two daily newspapers, twenty-eight weekly publications, and two shoppers serving Central Ohio and Southern Michigan.

Dispositions

On December 10, 2015, we completed the sale of the Las Vegas Review-Journal and related publications (“Review-Journal”) (initially acquired in the Stephens Media acquisition) which are located in Las Vegas, Nevada for an aggregate sale price of $140,000 plus working capital adjustment of $1,000. As a result, a gain of $57.0 million is included in (gain) loss on sale or disposal of assets on the consolidated statement of operations and comprehensive income (loss) for this period.

Subsequent Events

Acquisitions

On December 31, 2015, we completed the acquisition of the Business Information Division of Dolan LLC (“Dolan”) for $35.0 million in cash, plus working capital. We funded the acquisition with cash on the balance sheet. Dolan is a leading provider of industry-specific news with 39 print and online publications and an audience of over 46,000 paid subscribers.

On January 12, 2016, we completed the acquisition of substantially all of the publishing operations of the Times Publishing Company, including the Erie Times-News daily newspaper, for $11.5 million in cash, plus the assumption of liabilities. We funded the acquisition with cash on the balance sheet. Erie Times-News is a dominant source of local news and advertising in Erie, PA with an average weekday circulation of over 39,000 and 55,000 on Sunday.

Dividends

On February 25, 2016, the Company announced a fourth quarter 2015 cash dividend of $0.33 per share of New Media Common Stock. The dividend will be paid on March 17, 2016, to shareholders of record as of the close of business on March 9, 2016.

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

Goodwill and Long-Lived Assets

The application of the purchase method of accounting for business combinations and fresh start accounting related to reorganization require the use of significant estimates and assumptions in the determination of the fair value of assets and liabilities in order to properly allocate the purchase price consideration or enterprise value between assets that are depreciated and amortized from goodwill. Our estimates of the fair values of assets and liabilities are based upon assumptions believed to be reasonable, and when appropriate, include assistance from independent third-party valuation firms. Refer to Note 3, “Acquisitions and Dispositions” of the consolidated financial statements.

As a result of the application of fresh start accounting and recent acquisitions, we have a significant amount of goodwill. Goodwill at December 27, 2015 was $171.1 million. We assess the potential impairment of goodwill and intangible assets with indefinite lives on an annual basis as of the end of our second fiscal quarter in accordance with the provisions of Financial Accounting Standards Board (“FASB”) ASC Topic 350 “Intangibles—Goodwill and Other.” We perform our impairment analysis on each of our reporting units. The Company has the option to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company elects to perform a qualitative assessment and concludes it is not more likely than not that the fair value of the reporting unit is less than its carrying value, no further assessment of that reporting unit’s goodwill is necessary; otherwise goodwill must be tested for impairment using a two-step process. The reporting units have discrete financial information and are regularly reviewed by management. The fair value of the applicable reporting unit is compared to its carrying value. Calculating the fair value of a reporting unit requires us to make significant estimates and assumptions. We estimate fair value by applying third-party market value indicators to projected cash flows and/or projected earnings before interest, taxes, depreciation, and amortization. In applying this methodology, we rely on a number of factors, including current operating results and cash flows, expected future operating results and cash flows, future business plans, and market data. If the carrying value of the reporting unit exceeds the estimate of fair value, we calculate the impairment as the excess of the carrying value of goodwill over its implied fair value.

We account for long-lived assets in accordance with the provisions of ASC Topic 360, “Property, Plant and Equipment”. We assess the recoverability of our long-lived assets, including property, plant and equipment and definite lived intangible assets, whenever events or changes in business circumstances indicate the carrying amount of the assets, or related group of assets, may not be fully recoverable. Factors leading to impairment include significant under-performance relative to historical or projected results, significant changes in the manner of use of the acquired assets or the strategy for our overall business and significant negative industry or economic trends. The assessment of recoverability is generally based on management’s estimates by comparing the sum of the estimated undiscounted cash flows generated by the underlying asset, or other appropriate grouping of assets, to its carrying value to determine whether an impairment existed at its lowest level of identifiable cash flows. However, in some cases the market approach is used to estimate the fair value, particularly when there is a change in the use of an asset. If the carrying amount of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment is recognized to the extent the carrying value of such asset exceeds its fair value.

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

We performed annual impairment testing of goodwill and indefinite lived intangible assets during the second quarter of 2015, 2014 and 2013. Additionally, we performed impairment testing of goodwill and indefinite lived intangibles during the fourth quarter of 2015 due to operational management changes. See Note 7 to the consolidated financial statements “Goodwill and Intangible Assets,” for a discussion of the impairment charges taken.

Newspaper mastheads (newspaper titles) are not subject to amortization and are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of each group of mastheads with their carrying amount. We used a relief from royalty approach which utilizes a discounted cash flow model to determine the fair value of each newspaper masthead. Our judgments and estimates of future operating results in determining the reporting unit fair values are consistently applied in determining the fair value of mastheads. We performed impairment tests on newspaper mastheads as of December 27, 2015, June 28, 2015, June 29, 2014 and June 30, 2013. See Note 7 to the consolidated financial statements, “Goodwill and Intangible Assets,” for a discussion of the impairment charges taken.

Intangible assets subject to amortization (primarily advertiser and subscriber lists) are tested for recoverability whenever events or change in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. We performed impairment assessments on long lived assets (including intangible assets subject to amortization) as of December 27, 2015, June 28, 2015, June 29, 2014, September 29, 2013 and June 30, 2013. Due to reductions in the Company’s operating projections during the third quarter of 2013 in conjunction with the bankruptcy process, an impairment charge was recognized for intangible assets subject to amortization. See Note 7 to the consolidated financial statements, “Goodwill and Intangible Assets,” for a discussion of the impairment charges taken.

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

Our only pension plan has assets valued at $20.6 million as of December 27, 2015 and the plan’s benefit obligation is $26.1 million resulting in the plan being 79% funded.

To determine the expected long-term rate of return on pension plan’s assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets, input from the actuaries and investment consultants, and long-term inflation assumptions. We used an assumption of 7.75% for our expected return on pension plan assets for 2015. If we were to reduce our rate of return by 50 basis points then the expense for 2015 would have increased approximately $0.1 million.

The assumed health care cost-trend rate also affects other postretirement benefit liabilities and expense. A 100 basis point increase in the health care cost trend rate would result in an increase of approximately $0.5 million in the December 27, 2015 postretirement benefit obligation and a 100 basis point decrease in the health care cost trend rate would result in a decrease of approximately $0.4 million in the December 27, 2015 postretirement benefit obligation.

Self-Insurance Liability Accruals

We maintain self-insured medical and workers’ compensation programs. We purchase stop loss coverage from third parties which limits our exposure to large claims. We record a liability for healthcare and workers’ compensation costs during the period in which they occur as well as an estimate of incurred but not reported claims.

Results of Operations

The following table summarizes our historical results of operations for New Media, otherwise known as the Successor Company for the years ended December 27, 2015, December 28, 2014, the two months ended December 29, 2013, and the Predecessor Company for the ten months ended November 6, 2013. We believe the comparison of combined results for the year ended December 29, 2013 versus the years ended December 27, 2015 and December 28, 2014, provides the best analysis of our results of operations, while the adoption of fresh start accounting presents the results of operations of a new reporting entity, the only consolidated statement of operations items impacted by the bankruptcy reorganization under Chapter 11 are depreciation and amortization expense, interest expense, and reorganization items. Those effects of fresh start accounting are discussed in more detail in the respective sections below. References to “same store” results below take into account material acquisitions and divestitures of the Company by adjusting prior year performance to include or exclude financial results as if the Company had owned or divested a business for the comparable period. The Victorville, American Consolidated Media Southwest Group, Petersburg, Fosters, and Monroe Publishing Company (“Tuck-In”) acquisitions were not considered material.

	Successor Company		Combined	Successor Company	Predecessor Company
	Year Ended December 27, 2015	Year Ended December 28, 2014	Year Ended December 29, 2013	Two Months Ended December 29, 2013	Ten Months Ended November 6, 2013
(in thousands)
Revenues:
Advertising	$696,696	$385,399	$328,418	$63,340	$265,078
Circulation	378,263	195,661	148,335	29,525	118,810
Commercial printing and other	120,856	71,263	39,768	10,366	29,402

Total revenues	1,195,815	652,323	516,521	103,231	413,290
Operating costs and expenses:
Operating costs	656,555	368,420	288,680	56,614	232,066
Selling, general and administrative	406,282	211,829	165,581	28,749	136,832
Depreciation and amortization	67,752	41,450	39,997	6,588	33,409
Integration and reorganization costs	8,052	2,796	3,335	1,758	1,577
Impairment of long-lived assets	—	—	91,599	—	91,599
(Gain) loss on sale or disposal of assets	(51,051)	1,472	1,190	27	1,163
Mastheads impairment	4,800	—	—	—	—

Operating income (loss)	103,425	26,356	(73,861)	9,495	(83,356)
Interest expense	29,345	16,636	75,998	1,640	74,358
Amortization of deferred financing costs	2,712	1,049	1,013	171	842
Loss on early extinguishment of debt	—	9,047	—	—	—
Loss on derivative instruments	—	51	14	—	14
Other expense (income)	350	65	991	(13)	1,004
Reorganization items, net	—	—	(947,617)	—	(947,617)

Income (loss) from continuing operations before income taxes	71,018	(492)	795,740	7,697	788,043
Income tax expense (benefit)	3,404	2,713	294	491	(197)

Income (loss) from continuing operations	$67,614	$(3,205)	$795,446	$7,206	$788,240

Year Ended December 27, 2015 Compared To Year Ended December 28, 2014

Revenue. Total revenue for the year ended December 27, 2015 increased by $543.5 million, or 83.3%, to $1,195.8 million from $652.3 million for the year ended December 28, 2014. The increase in total revenue was comprised of a $311.3 million, or 80.8%, increase in advertising revenue, a $182.6 million, or 93.3%, increase in circulation revenue, and a $49.6 million, or 69.6%, increase in commercial printing and other revenue, which includes a $13.0 million, or 71%, increase in digital revenue primarily attributable to Propel. The increase in revenue of $543.5 million includes revenues from our Columbus Dispatch, Stephens Media, Halifax Media Group, and The Providence Journal acquisitions of $552.1 million, which is comprised of $323.1 million from advertising, $180.1 million from circulation, and $48.9 million from commercial printing and other.

Same store revenue for the year ended December 27, 2015 decreased by $48.4 million, or 3.9%. The decrease in same store revenue was comprised of a $45.4 million, or 6.1%, decrease in advertising revenue and a $4.7 million, or 3.8%, decrease in commercial printing and other revenue, which was offset by a $1.7 million, or 0.5%, increase in circulation revenue. Same store advertising revenue declines were primarily driven by declines on the print side of our business in the local retail and preprint categories due to secular pressures and a continuing uncertain economic environment. These secular trends and economic conditions have also led to a decline in our print circulation volumes, which have been partially offset by price increases in select locations. The $4.7 million decrease in commercial printing and other revenue is due in part to a decrease in commercial printing of $9.3 million, primarily due to the acquisition of commercial print customers, which is partially offset by an increase in Propel revenue.

Operating Costs. Operating costs for the year ended December 27, 2015 increased by $288.1 million, or 78.2%, to $656.5 million from $368.4 million for the year ended December 28, 2014. The increase in operating costs of $288.1 million includes operating costs from all acquisitions of $301.0 million, which were partially offset by a $12.9 million decrease in the costs related to the remaining operations. This decline in operating costs related to the remaining operations was primarily due to a decrease in newsprint, hauling and delivery, and postage expenses of $6.2 million, $5.2 million, and $1.4 million, respectively.

Selling, General and Administrative. Selling, general and administrative expenses for the year ended December 27, 2015 increased by $194.5 million, or 91.8%, to $406.3 million from $211.8 million for the year ended December 28, 2014. The increase of $194.5 million includes selling, general and administrative expenses from all acquisitions of $169.7 million. The additional $24.8 million increase in selling, general and administrative expenses was primarily due to a $34.0 million increase in management and incentive fees, which was partially offset by a decrease in professional and consulting fees, compensation, postage, repairs and maintenance, and hauling and delivery expenses of $4.6 million, $3.7 million, $0.4 million, $0.3 million, and $0.1 million, respectively.

Integration and Reorganization Costs. During the year ended December 27, 2015 and December 28, 2014, we recorded integration and reorganization costs of $8.1 million and $2.8 million, respectively, primarily resulting from severance costs related to acquisition-related synergies and the continued consolidation of our operations resulting from our ongoing implementation of our plans to reduce costs and preserve cash flow.

(Gain) Loss on Sale or Disposal of Assets. The gain on sale or disposal of assets for the year ended December 27, 2015 is primarily comprised of a gain on sale of the Review-Journal of $57.1 million, which is partially offset by losses on sales or disposal of less significant assets of $6.0 million.

Mastheads Impairment. During the year ended December 27, 2015 we recorded a $4.8 million impairment on our mastheads due to declines in revenue projections and reductions in certain groups’ royalty rates. There were no such charges during the year ended December 28, 2014.

Interest Expense. Interest expense for the year ended December 27, 2015 increased by $12.7 million to $29.3 million from $16.6 million for the year ended December 28, 2014. The increase in interest expense was primarily due to the increase in our total outstanding debt.

Amortization of Deferred Financing Costs. Amortization of deferred financing costs for the year ended December 27, 2015 increased by $1.7 million, or 158.5%, to $2.7 million from $1.0 million for the year ended December 28, 2014, primarily due to the write-off of deferred financing costs related to the 2015 Incremental Revolver (as defined below).

Loss on Early Extinguishment of Debt. During the year ended December 28, 2014 we recorded a loss of $9.0 million due to the early extinguishment of long-term debt. There were no such charges during the year ended December 27, 2015.

Income Tax Expense (Benefit). During the year ended December 27, 2015, we recorded an income tax expense of $3.4 million related to a deferred tax liability for indefinite-lived assets where book basis exceeded tax basis, alternative minimum tax and state taxes. During the year ended December 28, 2014, we recorded an income tax expense of $2.7 million related to a deferred tax liability for indefinite-lived assets where book basis exceeded tax basis.

Income (Loss) from Continuing Operations. Income from continuing operations for the year ended December 27, 2015 was $67.6 million and loss from continuing operations for the year ended December 28, 2014 was $3.2 million. Our net income from continuing operations increased due to the factors noted above.

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

Same store revenue for the Successor Company for the year ended December 28, 2014 increased by $1.0 million, or 0.1%, to $652.3 million. The increase in same store revenue was comprised of a $1.7 million, or 0.9%, increase in circulation revenue and an $8.9 million, or 14.3%, increase in commercial printing and other revenue, which was partially offset by a $9.6 million, or 2.4%, decrease in advertising revenue. Same store advertising revenue declines were primarily driven by declines on the print side of our business in the local retail category due to secular pressures and a continuing uncertain economic environment. These secular trends and economic conditions have also led to a decline in our print circulation volumes, which have been offset by price increases in select locations. The $8.9 million increase in commercial printing and other revenue is primarily the result of the growth in Propel, our small business marketing service products.

Operating Costs. Operating costs for the year ended December 28, 2014 increased by $79.7 million, or 27.6%, to $368.4 million from $288.7 million for the year ended December 29, 2013. The increase in operating costs of $79.7 million includes operating costs from all 2013 and 2014 acquisitions of $87.7 million, which were partially offset by an $8.0 million decrease in operating costs. This decline in operating costs was primarily due to a decrease in compensation, hauling and delivery, and newsprint expenses of $4.4 million, $2.1 million, and $2.0 million, respectively. On a same store basis, operating costs for the year ended December 28, 2014 decreased by $3.7 million, or 1.0%, to $368.4 million. These decreases are the result of permanent cost reductions as we continue to work to consolidate operations and improve the productivity of our labor force.

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

Loss on Early Extinguishment of Debt. During the year ended December 28, 2014 we recorded a loss of $9.0 million due to the early extinguishment of long-term debt. There were no such charges during the year ended December 29, 2013.

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

Liquidity and Capital Resources

Our primary cash requirements are for working capital, debt obligations and capital expenditures. We have no material outstanding commitments for capital expenditures. We expect our 2016 capital expenditure to total between $10.0 million and $12.0 million. The 2016 capital expenditures will be primarily comprised of projects related to the consolidation of print operations and system upgrades. Our long term debt and debt service obligations were significantly reduced following the Restructuring. For more information on our long term debt and debt service obligations, see Note 10 “Indebtedness” of the consolidated financial statements.

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

Cash Flows

The following table summarizes our historical cash flows.

	Successor Company			Predecessor Company
	Year Ended December 27, 2015	Year Ended December 28, 2014	Two Months Ended December 29, 2013	Ten Months Ended November 6, 2013
(in thousands)
Cash provided by (used in) operating activities	$115,319	$41,446	$16,160	$(5,972)
Cash used in investing activities	(298,698)	(81,603)	(1,377)	(2,799)
Cash provided by (used in) financing activities	206,308	132,055	(3,690)	(5,038)

Cash Flows from Operating Activities. Net cash provided by operating activities for the year ended December 27, 2015 was $115.3 million. The net cash provided by operating activities resulted from net income of $67.6 million, depreciation and amortization of $67.8 million, a net increase in cash provided by working capital of $21.9 million, an impairment of mastheads of $4.8 million, non-cash interest expense of $2.1 million, non-cash compensation expense of $1.3 million, an increase in deferred income taxes of $1.2 million, and amortization of deferred financing costs of $0.7 million, partially offset by a gain on the sale or disposal of assets of $51.1 million and an increase funding of pension and other post-retirement obligations of $1.0 million. The increase in cash provided by working capital primarily resulted from an increase in accrued expenses, which was partially offset by a decrease in accounts payable.

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

Cash Flows from Investing Activities. Net cash used in investing activities for the year ended December 27, 2015 was $298.7 million. During the year ended December 27, 2015, we used $431.1 million, net of cash acquired, for acquisitions and $10.2 million for capital expenditures, which was offset by $142.6 million received from the sale of publications and other assets.

Net cash used in investing activities for the year ended December 28, 2014 was $81.6 million. During the year ended December 28, 2014, we used $77.6 million, net of cash acquired, for acquisitions and $5.0 million for capital expenditures, which was offset by $1.0 million received from the sale of publications and other assets.

Net cash used in investing activities for the two months ended December 29, 2013 was $1.4 million. During the two months ended December 29, 2013, we used $1.5 million for capital expenditures, which was offset by $0.1 million received from the sale of publications and other assets.

Net cash used in investing activities for the ten months ended November 6, 2013 was $2.8 million. During the ten months ended November 6, 2013, we used $3.6 million for capital expenditures, which was offset by $0.8 million received from the sale of publications and other assets.

Cash Flows from Financing Activities. Net cash provided by financing activities for the year ended December 27, 2015 was $206.3 million due to the issuance of common stock of $149.5 million from the public offering, net of underwriters’ discount and offering costs, borrowings under term loans of $122.9 million, and borrowings under the revolving credit facility of $99.0 million, which were offset by repayments under the revolving credit facility of $104.0 million, payment of dividends of $57.4 million, repayments under long-term debt of $3.1 million, and the payment of debt issuance costs of $0.6 million.

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

Changes in Financial Position

The discussion that follows highlights significant changes in our financial position and working capital from December 28, 2014 to December 27, 2015.

Accounts Receivable. Accounts receivable increased by $56.1 million from December 28, 2014 to December 27, 2015, which relates to $63.6 million of accounts receivable assets acquired in the year ended December 27, 2015, which was partially offset by $11.8 million of accounts receivable assets sold and the timing of cash collections and lower same store revenue recognized in the year ended December 27, 2015 compared to 2014.

Inventory. Inventory increased by $5.9 million from December 28, 2014 to December 27, 2015, which relates primarily to inventory assets acquired in the year ended December 27, 2015.

Prepaid Expenses. Prepaid expenses increased by $5.4 million from December 28, 2014 to December 27, 2015, which relates primarily to prepaid expenses acquired in the year ended December 27, 2015.

Property, Plant, and Equipment. Property, plant, and equipment increased by $101.0 million from December 28, 2014 to December 27, 2015, of which $190.8 million relates to property, plant, and equipment assets acquired and $10.1 million of which was used for capital expenditures, which was partially offset by depreciation of $51.5 million, $46.1 million of property, plant, and equipment assets sold or disposed of, and $2.4 million of property, plant, and equipment assets classified as held for sale in 2015.

Goodwill. Goodwill increased by $37.1 million from December 28, 2014 to December 27, 2015, of which $43.5 million relates to goodwill acquired which was offset by $6.4 million of goodwill sold in 2015.

Intangible Assets. Intangible assets increased by $146.8 million from December 28, 2014 to December 27, 2015, of which $199.7 million relates to intangible assets acquired in 2015, which was offset by $31.8 million of intangible assets sold or disposed of in 2015, $16.3 million of amortization, and a $4.8 million masthead impairment.

Current Portion of Long-term Debt. Current portion of long-term debt increased by $1.3 million from December 28, 2014 to December 27, 2015, due to the increase in long-term debt to current portion of long-term debt of $2.1 million resulting from an increase in total debt outstanding under the credit agreement, which was partially offset by repayments under current portion of long-term debt of $0.8 million.

Accrued Expenses. Accrued expenses increased by $52.4 million from December 28, 2014 to December 27, 2015, of which $16.5 million relates primarily to accrued expenses acquired in 2015, an increase in the management and incentive fees payable of $21.0 million, an increase in accrued interest of $5.2 million due to the timing of interest payments and higher debt levels, an increase in accrued bonus of $3.2 million, and an increase in health insurance of $3.0 million.

Deferred Revenue. Deferred revenue increased $26.5 million from December 28, 2014 to December 27, 2015, which relates primarily to deferred revenue acquired in 2015.

Long-term Debt. Long-term debt increased by $133.6 million from December 28, 2014 to December 27, 2015, due to borrowings under term loans of $122.9 million, which includes a $4.1 million original issue discount, borrowings under the revolving credit facility of $99.0 million, debt assumed from the Halifax Media Group acquisition of $18.0 million, and $2.1 million non-cash interest expense. These increases were offset by repayments under the revolving credit facility of $104.0 million, a $2.1 million reclassification from long-term debt to current portion of long-term debt, and repayments under long-term debt of $2.3 million.

Long-term Liabilities, Less Current Portion. Long-term liabilities, less current portion increased $3.6 million from December 28, 2014 to December 27, 2015, of which $2.0 million relates to the long-term portion of workers compensation due to the increase in employees in 2015 and $1.6 million relates to the long-term portion of lease liabilities resulting from leases assumed in connection with assets acquired in 2015.

Additional Paid-in Capital. Additional paid-in capital increased $120.8 million from December 28, 2014 to December 27, 2015, which resulted primarily from the issuance of common stock from the public offering of $150.1 million, net of underwriters’ discount and offering costs and $1.3 million from non-cash compensation expense, which was partially offset by dividends of $30.8 million.

Retained Earnings. Retained earnings increased $40.7 million from December 28, 2014 to December 27, 2015, due to net income of $67.6 million which was offset by the payment of dividends of $26.9 million.

Indebtedness

As part of the Restructuring, our Predecessor’s previous long-term debt was extinguished pursuant to the Support Agreement on the Effective Date of the Plan.

GateHouse Credit Facilities—terminated June 4, 2014

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

Local Media Credit Facility—terminated June 4, 2014

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

The Local Media Credit Facility was paid in full on June 4, 2014.

New Media Credit Agreement

On June 4, 2014, New Media Holdings II LLC (the “New Media Borrower”), a wholly owned subsidiary of New Media, entered into a credit agreement (the “New Media Credit Agreement”) among the New Media Borrower, New Media Holdings I LLC (“Holdings”), the lenders party thereto, RBS Citizens, N.A. and Credit Suisse Securities (USA) LLC as joint lead arrangers and joint bookrunners, Credit Suisse AG, Cayman Islands Branch as syndication agent and Citizens Bank of Pennsylvania as administration agent which provides for (i) a $200 million senior secured term facility (the “Term Loan Facility”) and (ii) a $25 million senior secured revolving credit facility (of which $0 was drawn as of December 27, 2015), with a $5 million sub-facility for letters of credit and a $5 million sub-facility for swing loans, (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Senior Secured Credit Facilities”). In addition, the New Media Borrower may request one or more new commitments for term loans or revolving loans from time to time up to an aggregate total of $75 million (the “Incremental Facility”) subject to certain conditions. On June 4, 2014, the New Media Borrower borrowed $200 million under the Term Loan Facility (the “Term Loans”). The Term Loans mature on June 4, 2020 and the maturity date for the Revolving Credit Facility is June 4, 2019. The proceeds of the Term Loans, which included a $6.7 million original issue discount, were used to repay in full all amounts outstanding under the GateHouse Credit Facilities and the Local Media Credit Facility and to pay fees associated with the financing, with the balance going to the Company for general corporate purposes. On November 20, 2014, the New Media Credit Agreement was amended to increase the amount of the Incremental Facility that may be requested after the date of the amendment from $75 million to $225 million. On January 9, 2015, the New Media Credit Agreement was amended to provide for the 2015 Incremental Term Loan (as defined below) and the 2015 Incremental Revolver (as defined below). On February 13, 2015, the New Media Credit Agreement was amended to provide for the replacement of the existing term loans under the Term Loan Facility (including the 2014 Incremental Term Loan and the 2015 Incremental Term Loan) with a new class of replacement term loans (the “Replacement Term Loans”) on the same terms as the existing term loans except that the Replacement Term Loans are subject to a 1.00% prepayment premium for any prepayments made in connection with certain repricing transactions effected within six months of the date of the amendment. This amendment was considered a modification and the related $0.1 million of fees were expensed during the first quarter. On March 6, 2015, the New Media Credit Agreement was amended to provide for $15 million in additional revolving commitments under the Incremental Facility. In connection with this transaction, the Company incurred approximately $0.2 million of fees and expenses which were capitalized as deferred financing costs. On May 29, 2015, the New Media Credit Agreement was amended to provide for the May 2015 Incremental Term Loan (as defined below). As of September 27, 2015, $15 million was drawn under the Revolving Credit Facility.

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

On September 3, 2014, the New Media Credit Agreement was amended to provide for additional term loans under the Incremental Facility in an aggregate principal amount of $25 million (such term loans, the “2014 Incremental Term Loan,” and such amendment, the “2014 Incremental Amendment”) in connection with the acquisition of the assets of The Providence Journal. The 2014 Incremental Term Loan is on terms identical to the term loans that were extended pursuant to the New Media Credit Agreement and will mature on June 4, 2020. In addition, the New Media Borrower was required to pay an upfront fee of 2.00% and an underwriter fee of 1.50% of the aggregate amount of the 2014 Incremental Term Loan as of the effective date of the 2014 Incremental Amendment. This amendment was considered a modification and the related $0.6 million of fees were expensed. On January 9, 2015, the New Media Credit Agreement was amended (such amendment, the “2015 Incremental Amendment”) to provide for $102 million in additional term loans (the “2015 Incremental Term Loan”) and $50 million in additional revolving commitments (the “2015 Incremental Revolver”) under the Incremental Facility and to make certain amendments to the Revolving Credit Facility in connection with the Halifax Media acquisition. The 2015 Incremental Term Loan is on terms identical to the term loans that were extended pursuant to the New Media Credit Agreement and will mature on June 4, 2020. In addition, the New Media Borrower was required to pay an upfront fee of 1.00% and an underwriter fee of 2.25% of the aggregate amount of the 2015 Incremental Term Loan and the 2015 Incremental Revolver as of the effective date of the 2015 Incremental Amendment. On January 20, 2015, the outstanding loans under the 2015 Incremental Revolver were repaid with the proceeds of a common stock offering by New Media and the 2015 Incremental Revolver commitments were terminated. In connection with this transaction, we incurred approximately $5.4 million of fees and expenses. The lender fees for the 2015 Incremental Term Loan increased the original issue discount by $3.3 million. Third party expenses of $0.1 million were allocated to new lenders, capitalized as deferred financing costs, and will be amortized over the remaining term of the loan. Third party expenses of $0.2 million were allocated to existing lenders and were expensed during the first quarter. Lender fees and third party expenses of $1.8 million were allocated to the 2015 Incremental Revolver, capitalized, and written off to amortization of deferred financing costs after the balance of the 2015 Incremental Revolver was repaid. On May 29, 2015, the New Media Credit Agreement was amended (such amendment, the “May 2015 Incremental Amendment”) to provide for $25 million in additional term loans (the “May 2015 Incremental Term Loan”) under the Incremental Facility. The 2015 Incremental Term Loan is on terms identical to the Replacement Term Loans and will mature on June 4, 2020. In addition, the New Media Borrower was required to pay an upfront fee of 1.00% and an underwriter fee of 2.25% of the aggregate amount of the May 2015 Incremental Term Loan as of the effective date of the May 2015 Incremental Amendment. In connection with this transaction, the Company incurred approximately $0.9 million of fees and expenses. This amendment was considered a modification and the related $0.1 million of third-party fees were expensed during the second quarter. The lender fees for the May 2015 Incremental Term Loan increased the original issue discount by $0.8 million.

As of December 27, 2015, we are in compliance with all of the covenants and obligations under the New Media Credit Agreement.

Refer to Note 10 to the condensed consolidated financial statements, “Indebtedness,” for further discussion of the New Media Credit Agreement.

Advantage Credit Agreements

In connection with the purchase of the assets of Halifax Media, which closed on January 9, 2015, CA Daytona Holdings, Inc. (the “Florida Advantage Borrower”) and CA Alabama Holdings, Inc. (the “Alabama Advantage Borrower”, and, collectively with the Florida Advantage Borrower, the “Advantage Borrowers”), each subsidiaries of the Company, agreed to assume all of the obligations of Halifax Media and its affiliates required to be performed after the closing date in respect of each of (i) that certain Consolidated Amended and Restated Credit Agreement dated January 6, 2012 among Halifax Media Acquisition LLC, Advantage Capital Community Development Fund XXVIII, L.L.C., and Florida Community Development Fund II, L.L.C., as amended pursuant to that certain First Amendment to Consolidated Amended and Restated Credit Agreement dated June 27, 2012 and that certain Second Amendment to Consolidated Amended and Restated Credit Agreement, dated June 18, 2013, and all rights and obligations thereunder and related thereto (the “Halifax Florida Credit Agreement”), and (ii) that certain Credit Agreement dated June 18, 2013 between Halifax Alabama, LLC and Southeast Community Development Fund V, L.L.C. (the “Halifax Alabama Credit Agreement” and, together with the Halifax Florida Credit Agreement, the “Advantage Credit Agreements”), respectively. In consideration therefore, the amount of cash payable by the Company to Halifax Media on the closing date was reduced by approximately $18 million, representing the aggregate principal amount outstanding plus the aggregate amount of accrued interest through the closing date under the Advantage Credit Agreements (the debt under the Halifax Florida Credit Agreement, the “Advantage Florida Debt”; the debt under the Halifax Alabama Credit Agreement, the “Advantage Alabama Debt”; and the Advantage Florida Debt and the Advantage Alabama Debt, collectively, the “Advantage Debt”). On May 5, 2015, the Halifax Alabama Credit Agreement was amended to cure an omission.

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

As of December 27, 2015, we are in compliance with all of the covenants and obligations under the Advantage Credit Agreements.

Refer to Note 10 to the condensed consolidated financial statements, “Indebtedness,” for further discussion of the Advantage Credit Agreements.

Summary Disclosure About Contractual Obligations and Commercial Commitments

The following table reflects a summary of our contractual cash obligations, including estimated interest payments where applicable, as of December 27, 2015:

	2016	2017	2018	2019	2020	Thereafter	Total
	(In Thousands)
Debt obligations	$30,116	$39,803	$30,606	$38,734	$352,798	—	$492,057
Noncompete payments	250	200	200	—	—	—	650
Operating lease obligations	15,071	14,034	12,708	10,904	10,260	95,132	158,109
Letters of credit	5,182	—	—	—	—	—	5,182

Total	$50,619	$54,037	$43,514	$49,638	$363,058	$95,132	$655,998

The table above excludes future cash requirements for pension and postretirement obligations. The periods in which these obligations will be settled in cash are not readily determinable and are subject to numerous future events and assumptions. We estimate cash requirements for these obligations in 2016 totaling approximately $0.4 million. See Note 15 “Pension and Postretirement Benefits” to the consolidated financial statements, included herein.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements reasonably likely to have a current or future effect on our financial statements, financial condition, revenues, expenses, results of operations, liquidity or capital resources that are material to investors.

Contractual Commitments

Credit Amendment

On or around September 4, 2013, GateHouse and certain lenders (including Newcastle) constituting the “Required Lenders” under the 2007 Credit Agreement entered into Amendment Agreement to the 2007 Credit Agreement effective September 3, 2013 ( the “Credit Amendment”). Pursuant to the terms of the Credit Amendment, GateHouse obtained the following improvement in terms: a clarified and expanded definition of “Eligible Assignee”; an increase in the base amount in the formula used to calculate the “Permitted Investments” basket from $35 million to a base of $50 million; the removal of the requirement that GateHouse’s annual financial statements not have a “going concern” or like qualification to the audit; the removal of a cross default from any Secured Hedging Agreement to the 2007 Credit Agreement; the removal of a Bankruptcy Default, as defined therein, arising from actions in furtherance of or indicating consent to the specified actions; and a waiver of any prior Default or Event of Default, as defined therein, including without limitation from the negotiation, entry into, or performance of the Support Agreement or the investment commitment letter entered into in connection with the Restructuring pursuant to which the Plan Sponsor (as defined below) agreed to purchase the Cash-Out Offer claims.

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

Derivative Instruments

The bankruptcy filing on September 27, 2013, was a termination event under our Predecessor’s interest rate swap agreements. For more detailed information on our historical interest rate swap agreements, See item 7A in this Annual Report on Form 10-K.

No other material changes were made to our contractual commitments during the period from December 28, 2014 to December 27, 2015.

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued Accounting Standard Update (“ASU”) No. 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. ASU No. 2014-08 changes the criteria for reporting discontinued operations while enhancing disclosures in this area and is effective for annual and interim periods beginning after December 15, 2014. The amendments in ASU No. 2014-08 did impact the Company’s assessment of the disposition of the Las Vegas Review-Journal and related publications.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU No. 2014-09 will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance would have been effective for annual and interim reporting periods beginning after December 15, 2016. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date” which defers for one year the effective date of the new revenue standard (ASU No. 2014-09) for public and non-public entities reporting under U.S. GAAP. The standard is to be applied using one of two retrospective application methods. The FASB is permitting entities to adopt the standard as of the original effective date. We are currently reviewing the amendments in ASU No. 2014-09 and application methods but do not expect them to have a material impact on the financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, that establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and setting rules for how this information should be disclosed in the financial statements. This guidance is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016, with early adoption permitted. We will adopt this guidance on December 26, 2016 and do not expect it to have a material impact on our financial statements upon adoption.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810)—Amendments to the Consolidation Analysis” (“ASU No. 2015-02”). ASU No. 2015-02 eliminates the deferral of Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46 (R) previously provided to investment companies and certain other entities pursuant to ASC 810-10-65-2. ASU No. 2015-02 also amends the evaluation of whether (1) fees paid to a decision maker or service provider represent a variable interest, (2) a limited partnership or similar entity has the characteristics of a variable interest entity (“VIE”) and (3) a reporting entity is the primary beneficiary of a VIE. ASU No. 2015-02 eliminates certain conditions for evaluating whether a fee paid to a decision maker or a service provider represents a variable interest. Fees received by a decision maker or service provider are no longer considered variable interests and are now excluded from the evaluation of whether the reporting entity is the primary beneficiary of a VIE if the fees are both customary and commensurate with the level of effort required for the services provided and the decision maker or service provider does not hold other interests in the entity being evaluated that would absorb more than an insignificant amount of the expected losses or returns of the entity. If the reporting entity determines that it does not have a variable interest in an entity, no further consolidation analysis is performed as the reporting entity would not be required to consolidate the entity. The effective date of ASU 2015-02 is for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015 for public companies and early adoption is permitted. We have elected to early adopt ASU No. 2015-02, and the guidance was applied to our analysis of the management agreement with DB Nevada Holdings, Inc. The fees received under the Management Agreement do not represent a variable interest.

In April 2015, the FASB issued ASU No. 2015-03, “Interest—Imputation of Interest” (Topic 835), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance of debt issuance costs are not affected by the amendments in this update. The standard will be effective for us beginning in the first quarter of 2016 and requires us to apply the new guidance on a retrospective basis on adoption. In August 2015, the FASB issued ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”, which addresses the presentation of debt issuance costs related to line-of-credit arrangements. These amendments are not expected to have a material impact on the financial statements.

In April 2015, the FASB issued ASU No. 2015-04, “Compensation—Retirement Benefits” (Topic 716), which allows entities with a fiscal year-end that does not coincide with a month-end to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end. The practical expedient, if elected, relieves an employer from having to adjust the asset values to the appropriate fair values as of its fiscal year end. We have decided to early adopt ASU No. 2015-04 as of December 27, 2015. The adoption did not have a material impact on our financial statements.

In April 2015, the FASB issued ASU No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (Subtopic 350-40), which clarifies the circumstances under which a cloud computing arrangement contains a software license. The standard will be effective for us beginning in the first quarter of 2016. Entities may adopt the guidance retrospectively or prospectively to arrangements entered into, or materially modified, after the effective date. The amendments in ASU No. 2015-05 are not expected to have a material impact on the financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory” (Topic 330), which simplifies the measurement of inventory by requiring certain inventory to be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” The standard will be effective for us beginning in the first quarter of 2017. Entities should adopt the guidance prospectively, and early adoption is permitted. The amendments in ASU No. 2015-11 are not expected to have a material impact on the financial statements.

In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments” (Topic 805), which eliminates the requirement to restate prior period financial statements for measurement period adjustments. The ASU requires that the cumulative impact of a measurement period adjustment be recognized in the reporting period in which the adjustment is recognized. The standard will be effective for us beginning in the first quarter of 2016. Entities should adopt the guidance prospectively, and early adoption is permitted. The amendments in ASU No. 2015-16 are not expected to have a material impact on the financial statements.

In November 2015, the FASB issued ASU No. 2015-17 “Balance Sheet Classification of Deferred Taxes”, which requires that all deferred tax assets and liabilities be classified as non-current in a classified balance sheet to simplify the reporting of deferred taxes. We adopted ASU No. 2015-17 retroactively to the year ended December 28, 2014. The FASB indicated that the primary reason for the change was that segregation of deferred income tax assets and liabilities as current or non-current was not beneficial for financial reporting purposes since the classification may not accurately reflect the time period in which the deferred tax amounts are recovered or settled.

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

Adjusted EBITDA provides us with a measure of financial performance, independent of items that are beyond the control of management in the short-term, such as depreciation and amortization, taxation and interest expense associated with our capital structure. This metric measures our financial performance based on operational factors that management can impact in the short-term, namely the cost structure or expenses of the Company. Adjusted EBITDA is one of the metrics used by senior management and New Media’s Board of Directors to review the financial performance of our business on a monthly basis.

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

Adjusted EBITDA is not an alternative to net income, income from operations or cash flows or any other measure of performance or liquidity provided by or used in operations as calculated and presented in accordance with GAAP. Readers of our financial statements should not rely on Adjusted EBITDA as a substitute for any such GAAP financial measure. We strongly urge readers of our financial statements to review the reconciliation of income (loss) from continuing operations to Adjusted EBITDA, along with our consolidated financial statements included elsewhere in this report. We also strongly urge readers of our financial statements to not rely on any single financial measure to evaluate our business. In addition, because Adjusted EBITDA is not a measure of financial performance under GAAP and is susceptible to varying calculations, the Adjusted EBITDA measure, as presented in this report, may differ from and may not be comparable to similarly titled measures used by other companies.

We use Adjusted EBITDA as a measure of our core operating performance, which is evidenced by the publishing and delivery of news and other media and excludes certain expenses that may not be indicative of our core business operating results. We consider the unrealized (gain) loss on derivative instruments and the (gain) loss on early extinguishment of debt to be financing related costs associated with interest expense or amortization of financing fees. Accordingly, we exclude financing related costs such as the early extinguishment of debt because they represent the write-off of deferred financing costs and we believe these non-cash write-offs are similar to interest expense and amortization of financing fees, which by definition are excluded from Adjusted EBITDA. Additionally, the non-cash gains (losses) on derivative contracts, which are related to interest rate swap agreements to manage interest rate risk, are financing costs associated with interest expense. Such charges are incidental to, but not reflective of, our core operating performance and it is appropriate to exclude charges related to financing activities such as the early extinguishment of debt and the unrealized (gain) loss on derivative instruments which, depending on the nature of the financing arrangement, would have otherwise been amortized over the period of the related agreement and does not require a current cash settlement. Similar to depreciation and amortization, goodwill and masthead impairment charges are non-cash write-offs that are not directly related to core operating performance.

The table below shows the reconciliation of income (loss) from continuing operations to Adjusted EBITDA for the periods presented:

	Successor Company						Predecessor Company
	Year Ended December 27, 2015		Year Ended December 28, 2014		Two Months Ended December 29, 2013		Ten Months Ended November 6, 2013		Year Ended December 30, 2012 (3)	Year Ended January 1, 2012
(in thousands)
Income (loss) from continuing operations	$67,614		$(3,205)		$7,206		$788,240		$(27,463)	$(20,950)
Income tax expense (benefit)	3,404		2,713		491		(197)		(207)	(1,803)
Loss (gain) on derivative instruments (1)	—		51		—		14		(1,635)	(913)
Loss on early extinguishment of debt (2)	—		9,047		—		—		—	—
Amortization of deferred financing costs	2,712		1,049		171		842		1,255	1,360
Interest expense	29,345		16,636		1,640		74,358		57,928	58,309
Impairment of long-lived assets	—		—		—		91,599		—	1,733
Depreciation and amortization	67,752		41,450		6,588		33,409		39,888	42,426
Goodwill and mastheads impairment	4,800		—		—		—		—	385

Adjusted EBITDA from continuing operations	$175,627	(a)	$67,741	(b)	$16,096	(c)	$988,265	(d)	$69,766 (e)	$80,547 (f)

(a)	Adjusted EBITDA for the year ended December 27, 2015 included net expenses of ($13,566), comprised of transaction and project costs, non-cash compensation, and other expenses of $29,433, integration and reorganization costs of $8,052 and a $51,051 gain on the sale or disposal of assets.
(b)	Adjusted EBITDA for the year ended December 28, 2014 included net expenses of $21,673, comprised of transaction and project costs, non-cash compensation, and other expenses of $17,405, integration and reorganization costs of $2,796 and a $1,472 loss on the sale or disposal of assets.
(c)	Adjusted EBITDA for the two months ended December 29, 2013 included net expenses of $4,828, comprised of transaction and project costs and other expenses of $3,043, integration and reorganization costs of $1,758 and a $27 loss on the sale or disposal of assets.
(d)	Adjusted EBITDA for the ten months ended November 6, 2013 included net expenses of $(930,229), comprised of transaction and project costs, non-cash compensation, and other expenses of $(932,969), integration and reorganization costs of $1,577 and a $1,163 loss on the sale or disposal of assets.

Adjusted EBITDA also does not include $123 of EBITDA generated from our discontinued operations.

(e)	Adjusted EBITDA for the year ended December 30, 2012 included net expenses of $11,009, comprised of transaction and project costs, non-cash compensation, and other expenses of $5,378, integration and reorganization costs of $4,393 and a $1,238 loss on the sale or disposal of assets.

Adjusted EBITDA also does not include $255 of EBITDA generated from our discontinued operations.

(f)	Adjusted EBITDA for the year ended January 1, 2012 included net expenses of $10,565, comprised of transaction and project costs, non-cash compensation, and other expenses of $4,226, integration and reorganization costs of $5,884 and a $455 loss on the sale or disposal of assets.

Adjusted EBITDA also does not include $432 of EBITDA generated from our discontinued operations.

(1)	Non-cash (gain) loss on derivative instruments is related to interest rate swap agreements which are financing related and are excluded from Adjusted EBITDA.
(2)	Non-cash write-off of deferred financing costs are similar to interest expense and amortization of financing fees and are excluded from Adjusted EBITDA.
(3)	The year ended December 30, 2012 included a 53rd week of operations for approximately 60% of the business.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

On August 18, 2008, our Predecessor terminated interest rate swaps with a total notional amount of $570.0 million. At September 27, 2013, after consideration of the interest rate swaps described below, $542.5 million of the remaining principal amount of our term loans were subject to floating interest rates.

On February 27, 2007, our Predecessor executed an interest rate swap in the notional amount of $100.0 million with a forward starting date of February 28, 2007. The interest rate swap had a term of seven years. Under this swap, our Predecessor paid an amount to the swap counterparty representing interest on a notional amount at a rate of 5.14% and received an amount from the swap counterparty representing, interest on the notional amount at a rate equal to the one month LIBOR.

On April 4, 2007, our Predecessor executed an additional interest rate swap in the notional amount of $250.0 million with a forward starting date of April 13, 2007. The interest rate swap had a term of seven years. Under this swap, our Predecessor paid an amount to the swap counterparty representing interest on a notional amount at a rate of 4.971% and received an amount from the swap counterparty representing interest on the notional amount at a rate equal to one month LIBOR.

On April 13, 2007, our Predecessor executed an additional interest rate swap in the notional amount of $200.0 million with a forward starting date of April 30, 2007. The interest rate swap had a term of seven years. Under this swap, our Predecessor paid an amount to the swap counterparty representing interest on a notional amount at a rate of 5.079% and received an amount from the swap counterparty representing interest on the notional amount at a rate equal to one month LIBOR.

On September 18, 2007, our Predecessor executed an additional interest rate swap based on a notional amount of $75.0 million with a forward starting date of September 18, 2007. The interest rate swap had a term of seven years. Under the swap, our Predecessor paid an amount to the swap counterparty representing interest on a notional amount at a rate of 4.941% and received an amount from the swap counterparty representing interest on the notional amount at a rate equal to one month LIBOR.

The bankruptcy filing on September 27, 2013, was a termination event under our Predecessor’s interest rate swap agreements. Our Predecessor’s debt structure and interest rate risks were primarily managed through the use of floating rate debt and interest rate swaps.

Post Emergence

The post emergence discussion is based on average long-term debt of $367.4 million during the year ended December 27, 2015. There were no interest rate swaps in place during this period.

As of December 27, 2015, we have $366.3 million of term debt, with a minimum variable rate plus a fixed margin. On the term debt the minimum variable rate is 1.0% and the fixed margin is 6.25%. Our primary exposure is to LIBOR. A 100 basis point change in LIBOR would change our interest expense on an annualized basis by approximately $2.6 million, based on average floating rate debt outstanding for the year ended December 27, 2015 and after consideration of minimum variable rates.

Commodities

Certain operating expenses of ours are sensitive to commodity price fluctuations. Primary commodity price exposures are newsprint, energy costs and, to a lesser extent, ink. We manage these risks through annual fixed pricing agreements for our newsprint purchases and annual contracts with independent contractors or third party distributers for our newspaper distributions.

A $10 per metric ton newsprint price change would result in a corresponding annualized change in our income from continuing operations before income taxes of $1.2 million based on newsprint usage for the year ended December 27, 2015 of approximately 119,900 metric tons.

Item 8.	Financial Statements and Supplementary Data

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Page
Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	104
Consolidated Balance Sheets as of December 27, 2015 and December 28, 2014	105
Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 27, 2015 (Successor Company), the year ended December 28, 2014 (Successor Company), the two months ended December 29, 2013 (Successor Company) and the ten months ended November 6, 2013 (Predecessor Company)	106
Consolidated Statements of Stockholders’ Equity (Deficit) for the year ended December 27, 2015 (Successor Company), the year ended December 28, 2014 (Successor Company), the two months ended December 29, 2013 (Successor Company) and the ten months ended November 6, 2013 (Predecessor Company)	107
Consolidated Statements of Cash Flows for the year ended December 27, 2015 (Successor Company), the year ended December 28, 2014 (Successor Company), the two months ended December 29, 2013 (Successor Company) and the ten months ended November 6, 2013 (Predecessor Company)	108
Notes to Consolidated Financial Statements	109

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

New Media Investment Group Inc.

We have audited the accompanying consolidated balance sheets of New Media Investment Group Inc. and subsidiaries as of December 27, 2015 and December 28, 2014 and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity (deficit) and cash flows for the year ended December 27, 2015, the year ended December 28, 2014, the period from November 7, 2013 to December 29, 2013, and the period from December 31, 2012 through November 6, 2013 (Predecessor). Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

As discussed in Note 1 and 2 to the consolidated financial statements, on November 6, 2013, the Bankruptcy Court entered an order confirming the plan of reorganization, which became effective November 26, 2013. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with Accounting Standards Codification 852-10, “Reorganizations”, for the Successor Company as a new entity with assets, liabilities and a capital structure having carrying amounts not comparable with prior periods as described in Note 1 and 2.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Media Investment Group and subsidiaries at December 27, 2015 and December 28, 2014, and the consolidated results of their operations and their cash flows for the year ended December 27, 2015, the year ended December 28, 2014, the period from November 7, 2013 to December 29, 2013, and the period from December 31, 2012 through November 6, 2013 (Predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), New Media Investment Group Inc. and subsidiaries’ internal control over financial reporting as of December 27, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 25, 2016

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 27, 2015	December 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$146,638	$123,709
Restricted cash	6,967	6,467
Accounts receivable, net of allowance for doubtful accounts of $4,479 and $3,462 at December 27, 2015 and December 28, 2014, respectively	136,249	80,151
Inventory	15,744	9,824
Prepaid expenses	14,549	9,129
Other current assets	11,763	10,632

Total current assets	331,910	239,912
Property, plant, and equipment, net of accumulated depreciation of $85,038 and $40,172 at December 27, 2015 and December 28, 2014, respectively	384,824	283,786
Goodwill	171,119	134,042
Intangible assets, net of accumulated amortization of $23,122 and $7,709 at December 27, 2015 and December 28, 2014, respectively	303,575	156,742
Deferred financing costs, net	3,143	3,252
Other assets	5,692	3,092

Total assets	$1,200,263	$820,826

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term liabilities	$678	$650
Current portion of long-term debt	3,509	2,250
Accounts payable	9,571	9,306
Accrued expenses	99,495	47,061
Deferred revenue	62,294	35,806

Total current liabilities	175,547	95,073
Long-term liabilities:
Long-term debt	353,409	219,802
Long-term liabilities, less current portion	9,192	5,609
Deferred income taxes	3,988	2,821
Pension and other postretirement benefit obligations	11,054	13,394

Total liabilities	553,190	336,699

Stockholders’ equity:
Common stock, $0.01 par value, 2,000,000,000 shares authorized at December 27, 2015 and December 28, 2014; 44,710,497 and 37,466,495 issued and outstanding at December 27, 2015 and December 28, 2014, respectively	445	375
Additional paid-in capital	605,033	484,220
Accumulated other comprehensive loss	(3,158)	(4,469)
Retained earnings	44,753	4,001

Total stockholders’ equity	647,073	484,127

Total liabilities and stockholders’ equity	$1,200,263	$820,826

See accompanying notes to consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	Successor Company			Predecessor Company
	Year Ended December 27, 2015	Year Ended December 28, 2014	Two Months Ended December 29, 2013	Ten Months Ended November 6, 2013
Revenues:
Advertising	$696,696	$385,399	$63,340	$265,078
Circulation	378,263	195,661	29,525	118,810
Commercial printing and other	120,856	71,263	10,366	29,402

Total revenues	1,195,815	652,323	103,231	413,290
Operating costs and expenses:
Operating costs	656,555	368,420	56,614	232,066
Selling, general, and administrative	406,282	211,829	28,749	136,832
Depreciation and amortization	67,752	41,450	6,588	33,409
Integration and reorganization costs	8,052	2,796	1,758	1,577
Impairment of long-lived assets	—	—	—	91,599
(Gain) loss on sale or disposal of assets	(51,051)	1,472	27	1,163
Mastheads impairment	4,800	—	—	—

Operating income (loss)	103,425	26,356	9,495	(83,356)
Interest expense	29,345	16,636	1,640	74,358
Amortization of deferred financing costs	2,712	1,049	171	842
Loss on early extinguishment of debt	—	9,047	—	—
Loss on derivative instruments	—	51	—	14
Other expense (income)	350	65	(13)	1,004
Reorganization items, net	—	—	—	(947,617)

Income (loss) from continuing operations before income taxes	71,018	(492)	7,697	788,043
Income tax expense (benefit)	3,404	2,713	491	(197)

Income (loss) from continuing operations	67,614	(3,205)	7,206	788,240
Loss from discontinued operations, net of income taxes	—	—	—	(1,034)

Net income (loss)	67,614	(3,205)	7,206	787,206
Net loss attributable to noncontrolling interest	—	—	—	208

Net income (loss) attributable to New Media	$67,614	$(3,205)	$7,206	$787,414

Income (loss) per share:
Basic:
Income (loss) from continuing operations attributable to New Media	$1.53	$(0.10)	$0.24	$13.58
Net income (loss) attributable to New Media	$1.53	$(0.10)	$0.24	$13.56
Diluted:
Income (loss) from continuing operations attributable to New Media	$1.52	$(0.10)	$0.24	$13.58
Net income (loss) attributable to New Media	$1.52	$(0.10)	$0.24	$13.56
Dividends declared per share	$1.29	$0.54	$—	$—
Other comprehensive income:
Derivative instrument items:
Gain on derivative instruments, net of income taxes of $0	$—	$—	$—	$19,339
Reclassification of accumulated other comprehensive loss related to derivative instruments, net of income taxes of $0	—	—	—	26,313

Total derivative items, net of income taxes of $0	—	—	—	45,652
Pension and other postretirement benefit items:
Net actuarial gain (loss)	1,227	(4,927)	458	69
Amortization of net actuarial loss	84	—	—	—

Total pension and other postretirement benefit items, net of income taxes of $0	1,311	(4,927)	458	69

Other comprehensive income (loss), net of tax	1,311	(4,927)	458	45,721

Comprehensive income (loss)	68,925	(8,132)	7,664	832,927
Comprehensive loss attributable to noncontrolling interest	—	—	—	(208)

Comprehensive income (loss) attributable to New Media	$68,925	$(8,132)	$7,664	$833,135

See accompanying notes to consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Treasury stock		Non- controlling interest in subsidiary
	Shares	Amount				Shares	Amount		Total
Balance at December 30, 2012, Predecessor Company	58,313,868	$568	$831,344	$(52,642)	$(1,610,917)	236,837	$(310)	$(2,202)	$(834,159)
Net income (loss)	—	—	—	—	787,414	—	—	(208)	787,206
Gain on derivative instruments, net of income taxes of $0	—	—	—	19,339	—	—	—	—	19,339
Reclassification of accumulated other comprehensive loss related to derivative instruments, net of income taxes of $0	—	—	—	26,313	—	—	—	—	26,313
Net actuarial gain and prior service cost, net of income taxes of $0	—	—	—	69	—	—	—	—	69
Non-cash compensation expense	—	—	25	—	—	—	—	—	25
Disposal of non wholly owned subsidiary	—	—	—	—	—	—	—	2,202	2,202
Cancellation of Predecessor Company common stock, net of fair value of new warrants of $995	(58,313,868)	(568)	(830,374)	—	830,632	(236,837)	310	—	—
Elimination of Predecessor Company accumulated deficit and accumulated other comprehensive income	—	—	—	6,921	(7,129)	—	—	208	—
Issuance of new common stock and contribution of Local Media in connection with emergence from Chapter 11 of the Bankruptcy Code	30,000,000	300	535,403	—	—	—	—	—	535,703

Balance at November 6, 2013, Predecessor Company	30,000,000	$300	$536,398	$—	$—	—	$—	$—	$536,698

Net income	—	—	—	—	7,206	—	—	—	7,206
Net actuarial gain and prior service cost, net of income taxes of $0	—	—	—	458	—	—	—	—	458
Common stock cash dividend	—	—	(149,000)	—	—	—	—	—	(149,000)

Balance at December 29, 2013, Successor Company	30,000,000	$300	$387,398	$458	$7,206	—	$—	$—	$395,362

Net loss	—	—	—	—	(3,205)	—	—	—	(3,205)
Restricted share grants	15,870	—	—	—	—	—	—	—	—
Net actuarial loss and prior service cost, net of income taxes of $0	—	—	—	(4,927)	—	—	—	—	(4,927)
Non-cash compensation expense	—	—	59	—	—	—	—	—	59
Issuance of common stock, net of underwriter’s discount	7,450,625	75	114,983	—	—	—	—	—	115,058
Common stock cash dividend	—	—	(18,220)	—	—	—	—	—	(18,220)

Balance at December 28, 2014, Successor Company	37,466,495	$375	$484,220	$(4,469)	$4,001	—	$—	$—	$484,127

Net income	—	—	—	—	67,614	—	—	—	67,614
Restricted share grants	244,002	—	225	—	—	—	—	—	225
Net actuarial gain and prior service cost, net of income taxes of $0	—	—	—	1,311	—	—	—	—	1,311
Non-cash compensation expense	—	—	1,319	—	—	—	—	—	1,319
Issuance of common stock, net of underwriter’s discount	7,000,000	70	150,059	—	—	—	—	—	150,129
Common stock cash dividend	—	—	(30,790)	—	(26,862)	—	—	—	(57,652)

Balance at December 27, 2015, Successor Company	44,710,497	$445	$605,033	$(3,158)	$44,753	—	$—	$—	$647,073

See accompanying notes to consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Successor Company			Predecessor Company
	Year Ended December 27, 2015	Year Ended December 28, 2014	Two Months Ended December 29, 2013	Ten Months Ended November 6, 2013
Cash flows from operating activities:
Net income (loss)	$67,614	$(3,205)	$7,206	$787,206
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	67,752	41,450	6,588	33,466
Amortization of deferred financing costs	655	1,049	171	842
(Gain) loss on derivative instruments	—	(25)	—	14
Non-cash compensation expense	1,319	59	—	25
Non-cash interest expense	2,129	824	15	—
Non-cash reorganization costs, net	—	—	—	(954,605)
Non-cash interest related to unrealized losses upon designation of cash flow hedges	—	—	—	26,313
Non-cash loss on early extinguishment of debt	—	5,949	—	—
Deferred income taxes	1,167	2,821	—	—
(Gain) loss on sale or disposal of assets	(51,051)	1,472	27	2,318
Pension and other postretirement benefit obligations	(1,002)	(1,604)	—	(1,137)
Impairment of long-lived assets	—	—	—	91,599
Mastheads impairment	4,800	—	—	—
Changes in assets and liabilities:
Accounts receivable, net	(4,255)	1,781	(7,075)	4,210
Inventory	2,701	1,226	(247)	105
Prepaid expenses	(219)	(614)	173	(1,594)
Other assets	(1,412)	1,045	232	(2,498)
Accounts payable	(14,666)	(4,292)	726	243
Accrued expenses	37,814	(7,476)	8,933	9,135
Deferred revenue	(1,508)	(218)	(665)	(868)
Other long-term liabilities	3,481	1,204	76	(746)

Net cash provided by (used in) operating activities	115,319	41,446	16,160	(5,972)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(10,155)	(5,012)	(1,536)	(3,632)
Proceeds from sale of publications, other assets and insurance	142,583	1,027	159	833
Acquisitions, net of cash acquired	(431,126)	(77,618)	—	—

Net cash used in investing activities	(298,698)	(81,603)	(1,377)	(2,799)

Cash flows from financing activities:
Capital contribution to Local Media	—	—	—	1,610
Payment of debt issuance costs	(592)	(4,610)	(3,690)	—
Borrowings under term loans	122,872	217,775	149,000	—
Borrowings under revolving credit facility	99,000	24,068	—	—
Repayments under long-term debt	(3,135)	(158,562)	—	(6,648)
Repayments under revolving credit facility	(104,000)	(44,068)	—	—
Payment of offering costs	(1,343)	(1,073)	—	—
Issuance of common stock, net of underwriter’s discount	150,866	116,737	—	—
Payment of dividends	(57,360)	(18,212)	(149,000)	—

Net cash provided by (used in) financing activities	206,308	132,055	(3,690)	(5,038)

Net increase (decrease) in cash and cash equivalents	22,929	91,898	11,093	(13,809)
Cash and cash equivalents at beginning of period	123,709	31,811	20,718	34,527

Cash and cash equivalents at end of period	$146,638	$123,709	$31,811	$20,718

Supplemental disclosures on cash flow information:
Cash interest paid	$21,726	$15,181	$925	$43,606
Cash income taxes paid	$1,389	$—	$—	$—

See accompanying notes to consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(1) Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

(a) Description of Business

New Media Investment Group Inc. (“New Media,” “Company,” “us,” “our,” or “we”), formerly known as GateHouse Media, Inc. (“GateHouse” or “Predecessor”), was formed as a Delaware corporation on June 18, 2013. New Media was capitalized and issued 1,000 common shares to Newcastle Investment Corp. (“Newcastle”). Newcastle owned approximately 84.6% of New Media until February 13, 2014, upon which date Newcastle distributed the shares that it held in New Media to its shareholders on a prorata basis. New Media had no operations until November 26, 2013, when it assumed control of GateHouse and Local Media Group Holdings LLC (“Local Media Parent”). The Company’s Predecessor and certain of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions under Chapter 11 of title 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”), in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) on September 27, 2013. On November 6, 2013 (the “Confirmation Date”), the Bankruptcy Court confirmed the plan of reorganization (the “Plan” or “Plan of Reorganization”) and on November 26, 2013 (the “Effective Date”), the Debtors emerged from Chapter 11.

GateHouse was determined to be the predecessor to New Media, as the operations of GateHouse comprise substantially all of the business operations of the combined entities. As such, the consolidated financial statements presented herein for all periods prior to November 6, 2013 reflect the historical consolidated financial statements of GateHouse and its subsidiaries. Further, the Reorganization Value, as defined below, of GateHouse at the Confirmation Date, as defined below, approximated fair value as of November 26, 2013. The Company is a leading U.S. publisher of local newspapers and related publications that are generally the dominant source of local news and print advertising in their markets. As of December 27, 2015, the Company owned and operated 564 publications located in 31 states. The majority of the Company’s paid daily newspapers have been published for more than 100 years and are typically the only paid daily newspapers of general circulation in their respective nonmetropolitan markets. The Company’s publications generally face limited competition as a result of operating in small and midsized markets that can typically support only one newspaper. The Company has strategically clustered its publications in geographically diverse, nonmetropolitan markets in the Midwest and Eastern United States, which limits its exposure to economic conditions in any single market or region.

As of December 27, 2015, the Company’s operating segments (Eastern US Publishing, Central US Publishing, Western US Publishing) are aggregated into one reportable business segment.

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

(c) Newspaper Industry

The newspaper industry and the Company have experienced declining same store revenue and profitability over the past several years. As a result, the Company continues to implement, plans to reduce costs and preserve cash flow. This includes cost reduction programs and the sale of non-core assets. The Company believes these initiatives will provide it with the financial resources necessary to invest in the business and provide sufficient cash flow to enable the Company to meet its commitments.

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

Examples of significant estimates include fresh start accounting, pension and postretirement benefit obligation assumptions, income taxes, allowance for doubtful accounts, self-insurance liabilities, goodwill impairment analysis, stock-based compensation, and valuation of property, plant and equipment and intangible assets. Actual results could differ from those estimates.

(e) Fiscal Year

The Company’s fiscal year is a 52 week operating year ending on the Sunday closest to December 31. The Company’s 2015, 2014 and 2013 fiscal years ended on December 27, December 28 and December 29, respectively, and encompassed 52-week periods. The fiscal years consisted of four thirteen-week fiscal quarters. The first month of each quarter contains five weeks of results and the second and third months of each fiscal quarter contain four weeks of results. Accordingly, net sales are typically higher in the first month of any given quarter.

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

(g) Inventory

Inventory consists principally of newsprint, which is valued at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. In 2014 and 2015, the Company purchased approximately 95% and 93% of its newsprint from one vendor, respectively.

(h) Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Routine maintenance and repairs are expensed as incurred.

Depreciation is calculated under the straight-line method over the estimated useful lives, principally 3 to 40 years for buildings and improvements, 1 to 20 years for machinery and equipment, and 1 to 10 years for furniture, fixtures and computer software. Leasehold improvements are amortized under the straight-line method over the shorter of the lease term or estimated useful life of the asset.

As part of fresh start accounting, property, plant and equipment were restated to fair value and the depreciable lives were updated to reflect the remaining estimated useful life of the assets.

(i) Business Combinations

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

(j) Goodwill, Intangible, and Long-Lived Assets

Intangible assets consist of noncompete agreements, advertiser, subscriber and customer relationships, mastheads, trade names and publication rights. Goodwill is not amortized pursuant to ASC Topic 350 “Intangibles – Goodwill and Other” (“ASC 350”). Mastheads are not amortized because it has been determined that the useful lives of such mastheads are indefinite.

In accordance with ASC 350, goodwill and intangible assets with indefinite lives are tested for impairment annually or when events indicate that an impairment could exist which may include an economic downturn in a market, a change in the assessment of future operations or a decline in the Company’s stock price. The Company performs an annual impairment assessment on the last day of its fiscal second quarter. As required by ASC 350, the Company performs its impairment analysis on each of its reporting units. The Company has the option to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company elects to perform a qualitative assessment and concludes it is not more likely than not that the fair value of the reporting unit is less than its carrying value, no further assessment of that reporting unit’s goodwill is necessary; otherwise goodwill must be tested for impairment using a two-step process. The reporting units have discrete financial information which are regularly reviewed by management. The fair value of the applicable reporting unit is compared to its carrying value. Calculating the fair value of a reporting unit requires significant estimates and assumptions by the Company. The Company estimates fair value by applying third-party market value indicators to projected cash flows and/or projected earnings before interest, taxes, depreciation, and amortization. In applying this methodology, the Company relies on a number of factors, including current operating results and cash flows, expected future operating results and cash flows, future business plans, and market data. If the carrying value of the reporting unit exceeds the estimate of fair value, the Company calculates the impairment as the excess of the carrying value of goodwill over its implied fair value.

Refer to Note 7 “Goodwill and Intangible Assets” for additional information on the impairment testing of goodwill and indefinite lived intangible assets.

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

(k) Revenue Recognition

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

(l) Income Taxes

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

(m) Fair Value of Financial Instruments

The carrying value of the Company’s cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to the short maturity of these instruments. An estimate of the fair value of the Company’s debt is disclosed in Note 10 “Indebtedness”.

The Company accounts for derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC 815”) and ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”). These standards require an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. Additionally, the fair value adjustments will affect either accumulated other comprehensive (loss) income or net income (loss) depending on whether the derivative instrument qualifies as an effective hedge for accounting purposes and, if so, the nature of the hedging activity. The fair value of the Company’s derivative financial instruments is disclosed in Note 11 “Derivative Instruments”.

(n) Cash Equivalents

Cash equivalents represent highly liquid certificates of deposit which have original maturities of three months or less.

(o) Deferred Financing Costs

Deferred financing costs consist of costs incurred in connection with debt financings. Such costs are amortized on a straight-line basis, which approximates the effective interest method, over the estimated remaining term of the related debt.

(p) Advertising Costs

Advertising costs are expensed in the period incurred. The Company incurred total advertising expenses for the Successor Company for the years ended December 27, 2015 and December 28, 2014 and the two months ended December 29, 2013, and the Predecessor Company for the ten months ended November 6, 2013 of $11,567, $5,179, $808 and $2,693, respectively.

(q) Earnings (loss) per share

Basic earnings (loss) per share is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issued through common stock equivalents.

(r) Stock-based Employee Compensation

ASC Topic 718, “Compensation – Stock Compensation” requires that all share-based payments to employees and the board of directors, including grants of employee stock options, be recognized in the consolidated financial statements over the service period (generally the vesting period) based on fair values measured on grant dates.

(s) Pension and Postretirement Liabilities

ASC Topic 715, “Compensation – Retirement Benefits” requires recognition of an asset or liability in the consolidated balance sheet reflecting the funded status of pension and other postretirement benefit plans such as retiree health and life, with current-year changes in the funded status recognized in accumulated other comprehensive (loss) income. For the Successor Company for the years ended December 27, 2015 and December 28, 2014 and the two months ended December 29, 2013, and the Predecessor Company for the ten months ended November 6, 2013, a total of $1,311, $(4,927), $458 and $69, net of taxes of $0, $0, $0 and $0 after valuation allowance, respectively, was recognized in other comprehensive income (loss) income (see Note 15 “Pension and Postretirement Benefits”).

(t) Self-Insurance Liability Accruals

The Company maintains self-insured medical and workers’ compensation programs. The Company purchases stop loss coverage from third parties which limits our exposure to large claims. The Company records a liability for healthcare and workers’ compensation costs during the period in which they occur as well as an estimate of incurred but not reported claims.

(u) Reclassifications

Certain amounts in the prior periods consolidated financial statements have been reclassified to conform to the current year presentation.

(v) Recently Issued Accounting Pronouncements

In April 2014, the FASB issued Accounting Standard Update (“ASU”) No. 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU No. 2014-08”). ASU No. 2014-08 changes the criteria for reporting discontinued operations while enhancing disclosures in this area and is effective for annual and interim periods beginning after December 15, 2014. The amendments in ASU No. 2014-08 did impact the Company’s assessment of the disposition of the Las Vegas Review-Journal and related publications.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU No. 2014-09 will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance would have been effective for annual and interim reporting periods beginning after December 15, 2016. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date” which defers for one year the effective date of the new revenue standard (ASU No. 2014-09) for public and non-public entities reporting under U.S. GAAP. The standard is to be applied using one of two retrospective application methods. The FASB is permitting entities to adopt the standard as of the original effective date. The Company is currently reviewing the amendments in ASU No. 2014-09 and application methods but does not expect them to have a material impact on the financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, that establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and setting rules for how this information should be disclosed in the financial statements. This guidance is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016, with early adoption permitted. The Company will adopt this guidance on December 26, 2016 and do not expect it to have a material impact on the Company’s financial statements upon adoption.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810)—Amendments to the Consolidation Analysis” (“ASU No. 2015-02”). ASU No. 2015-02 eliminates the deferral of Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46 (R) previously provided to investment companies and certain other entities pursuant to ASC 810-10-65-2. ASU No. 2015-02 also amends the evaluation of whether (1) fees paid to a decision maker or service provider represent a variable interest, (2) a limited partnership or similar entity has the characteristics of a variable interest entity (“VIE”) and (3) a reporting entity is the primary beneficiary of a VIE. ASU No. 2015-02 eliminates certain conditions for evaluating whether a fee paid to a decision maker or a service provider represents a variable interest. Fees received by a decision maker or service provider are no longer considered variable interests and are now excluded from the evaluation of whether the reporting entity is the primary beneficiary of a VIE if the fees are both customary and commensurate with the level of effort required for the services provided and the decision maker or service provider does not hold other interests in the entity being evaluated that would absorb more than an insignificant amount of the expected losses or returns of the entity. If the reporting entity determines that it does not have a variable interest in an entity, no further consolidation analysis is performed as the reporting entity would not be required to consolidate the entity. The effective date of ASU No. 2015-02 is for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015 for public companies and early adoption is permitted. We have elected to early adopt ASU No. 2015-02, and the guidance was applied to our analysis of the management agreement with DB Nevada Holdings, Inc. The fees received under the Management Agreement do not represent a variable interest.

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

In April 2015, the FASB issued ASU No. 2015-04, “Compensation—Retirement Benefits” (Topic 716), which allows entities with a fiscal year-end that does not coincide with a month-end to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end. The practical expedient, if elected, relieves an employer from having to adjust the asset values to the appropriate fair values as of its fiscal year end. The Company decided to early adopt ASU No. 2015-04 as of December 27, 2015. The adoption did not have a material impact on the financial statements.

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

In November 2015, the FASB issued ASU No. 2015-17 “Balance Sheet Classification of Deferred Taxes” (“ASU No. 2015-17”), which requires that all deferred tax assets and liabilities be classified as non-current in a classified balance sheet to simplify the reporting of deferred taxes. The Company has adopted ASU No. 2015-17 retroactively to the year ended December 28, 2014. The FASB indicated that the primary reason for the change was that segregation of deferred income tax assets and liabilities as current or non-current was not beneficial for financial reporting purposes since the classification may not accurately reflect the time period in which the deferred tax amounts are recovered or settled.

(w) Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component for the years ended December 28, 2014 and December 27, 2015 are outlined below.

Net actuarial loss and prior service cost
Balance at December 29, 2013	$458

Other comprehensive loss before reclassifications	(4,927)

Net current period other comprehensive loss, net of taxes	(4,927)

Balance at December 28, 2014	$(4,469)

Other comprehensive income before reclassifications	1,227
Amounts reclassified from accumulated other comprehensive loss (1)	84

Net current period other comprehensive income, net of taxes	1,311

Balance at December 27, 2015	$(3,158)

(1)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost. See Note 15 “Pension and Postretirement Benefits”.

The following table presents reclassifications out of accumulated other comprehensive income (loss) for the Successor Company for the years ended December 27, 2015 and December 28, 2014, two months ended December 29, 2013, and for the Predecessor Company for the ten months ended November 6, 2013.

	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)					Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income (Loss)
	Successor Company			Predecessor Company
	Year ended December 27, 2015	Year ended December 28, 2014	Two months ended December 29, 2013	Ten months ended November 6, 2013
Loss on interest rate swap agreements, designated as cash flow hedges	$—	$—	$—	$20,447		Interest expense
Amortization of prior service cost	—	—	—	(383	)(1)
Amortization of unrecognized loss	84	—	—	452	(1)
Reclassification of unrealized losses upon dedesignation of cash flow hedges	—	—	—	26,313		Interest expense

Amounts reclassified from accumulated other comprehensive loss	84	—	—	46,829		Income (loss) from continuing operations before income taxes
Income tax benefit	—	—	—	—		Income tax benefit

Amounts reclassified from accumulated other comprehensive loss, net of taxes	$84	$—	$—	$46,829		Net income (loss)

(1)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost and recognized in income (loss) from continuing operations before income taxes. See Note 15 “Pension and Postretirement Benefits”.

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

The Plan included the restructuring of the following indebtedness of the Company (the “Outstanding Debt”):

(a) Indebtedness under the 2007 Credit Facility, consisting of a “Revolving Credit Facility,” a “Term Loan Facility,” a “Delayed Draw Term Loan Facility” and an “Incremental Term Loan Facility” (collectively, the “2007 Credit Facility Claims”). The 2007 Credit Facility Claims consisted of a (i) Revolving Credit Facility of $0 at September 27, 2013, (ii) Term Loan Facility of and $654,554 at and September 27, 2013, (iii) Delayed Draw Term Loan Facility of $244,236 at September 27, 2013, and (iv) Incremental Term Loan Facility of $268,660 at September 27, 2013.

(b) Swap Liability, including (i) $100,000 notional amount executed February 27, 2007, (ii) $250,000 notional amount executed April 4, 2007, (iii) $200,000 notional amount executed April 13, 2007 and (iv) $75,000 notional amount executed September 18, 2007. As of September 27, 2013 the carrying value of the Swap Liability was $28,440.

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

New Media Equity Option

Instead of the Cash-Out Offer, each Creditor could have elected to receive, in satisfaction of its claims, a pro rata share of New Media Common Stock and the Net Proceeds (as defined below), net of certain transaction costs. New Media listed New Media Common Stock (the “Listing”) on the New York Stock Exchange (“NYSE”) on February 14, 2014 and may continue to raise equity capital. The Listing was not a condition precedent to the effectiveness of the Plan. Under the Plan, New Media did not impose any transfer restrictions on New Media Common Stock.

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

Management Agreement

On the Effective Date, New Media entered into a management agreement with FIG LLC (the “Manager”) (as amended and restated, the “Management Agreement”) pursuant to which the Manager manages the operations of New Media. The annual management fee is 1.50% of New Media’s Total Equity (as defined in the Management Agreement) and the Manager is eligible to receive incentive compensation. On March 6, 2015, the Company’s independent directors on the Board approved an amendment to the Management Agreement. See Note 18 “Related Party Transactions” for further discussion.

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

Upon adoption of fresh start accounting, the recorded amounts of assets and liabilities were adjusted to reflect their Reorganization Values. Accordingly, the reported historical financial statements of the Predecessor prior to the adoption of fresh start accounting for periods ended on or prior to November 6, 2013 are not comparable to those of the Successor Company.

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

Reorganization Items, Net

In accordance with ASC 852 the Company segregated reorganization items related to the Plan in its consolidated statement of operations and comprehensive income (loss). A summary of reorganization items, for the Predecessor Company is presented in the following table:

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

(3) Acquisitions and Dispositions

Acquisitions

Stephens Media, LLC

On March 18, 2015, a wholly owned subsidiary of the Company completed its acquisition of the assets of Stephens Media, LLC (“Stephens Media”) for an aggregate purchase price of $110,767, including working capital. The Stephens Media acquisition was financed with cash on hand. The purchase price was allocated to the fair value of the net assets acquired and any excess value over the tangible and identifiable intangible assets was recorded as goodwill. The acquisition includes nine daily newspapers, thirty-five weekly publications and fifteen shoppers serving communities throughout the United States with a combined average daily circulation of approximately 221 and 244 on Sunday. The acquisition was completed because of the attractive nature of the newspaper assets and cash flows as well as the cost saving opportunities. The purchase price reflects a working capital adjustment of $312 paid in July 2015.

The Company accounted for the material business combination of Stephens Media under the acquisition method of accounting. The net assets, including goodwill, have been recorded in the consolidated balance sheet at their fair values in accordance with ASC 805.

The following table summarizes the fair values of Stephens Media assets and liabilities:

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

The Company recorded approximately $802 of selling, general and administrative expense for acquisition related costs for Stephens Media during the year ended December 27, 2015.

From the date of acquisition through December 27, 2015, Stephens Media had revenues of $99,388 and net income of $67,831, including gain on sale of assets of $57,072.

For tax purposes, the amount of goodwill that is expected to be deductible is $3,082, after the allocation of goodwill to the Review-Journal (as defined below).

Halifax Media Group

On January 9, 2015, the Company completed its acquisition of substantially all of the assets from Halifax Media Group for an aggregate purchase price of $285,369, including working capital and net of assumed debt. Of the purchase price, $17,000 is being held in an escrow account, to be available for application against indemnification and certain other obligations of the sellers arising during the first twelve months following the closing, with the remainder not so applied or subject to claims being delivered to the sellers. Subsequently, the escrow period was extended four months. The acquisition includes twenty-four daily publications, thirteen weekly publications, and five shoppers serving areas of Alabama, Florida, Louisiana, Massachusetts, North Carolina, and South Carolina with a daily circulation of approximately 635 and 752 on Sunday. The acquisition was completed because of the attractive nature of the newspaper assets and cash flows as well as the cost saving opportunities. The purchase price reflects a working capital adjustment of $750 received in August 2015.

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

The following table summarizes the fair values of Halifax Media Group assets and liabilities:

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

The Company recorded approximately $1,775 of selling, general and administrative expense for acquisition related costs for Halifax Media Group during the year ended December 27, 2015.

From the date of acquisition through December 27, 2015, Halifax Media Group had revenues of $332,993 and net income of $40,264.

For tax purposes, the amount of goodwill that is expected to be deductible is $31,744.

2015 Other Acquisitions

The Company acquired substantially all the assets, properties and business of publishing/operating certain newspapers on June 15, 2015 and September 23, 2015 (“2015 Other Acquisitions”), which included two daily newspapers, twenty-eight weekly publications, and two shoppers serving Central Ohio and Southern Michigan for an aggregate purchase price of $52,021, including estimated working capital. The acquisition completed on June 15, 2015 was financed with $25,000 of additional term debt under the New Media Credit Agreement and the remaining amount from operating cash. The acquisition completed on September 23, 2015 was financed from operating cash. The rationale for the acquisitions was primarily due to the attractive nature of the newspaper assets and cash flows combined with cost saving opportunities available by clustering with the Company’s nearby newspapers.

The fair value determination of the assets acquired and liabilities assumed are preliminary based upon all information available to us at the present time. The Company has accounted for these transactions under the acquisition method of accounting. The net assets, including goodwill have been recorded in the consolidated balance sheet at their preliminary fair values in accordance with ASC 805, pending finalization of working capital settlement.

The following table summarizes the preliminary fair values of the assets and liabilities:

Current assets	$20,863
Property, plant and equipment	40,006
Noncompete agreements	3
Advertiser relationships	554
Subscriber relationships	1,159
Customer relationships	37
Mastheads	3,991
Goodwill	2,193

Total assets	68,806
Current liabilities	16,785

Total liabilities	16,785

Net assets	$52,021

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

The Company recorded approximately $195 of selling, general and administrative expense for acquisition related costs for the 2015 Other Acquisitions during the year ended December 27, 2015, respectively.

For tax purposes, the amount of goodwill that is expected to be deductible is $2,193.

The Providence Journal

On September 3, 2014, the Company completed its acquisition of the assets of The Providence Journal Company for an aggregate purchase price of $48,666, including working capital. The acquisition was completed because of the attractive nature of the newspaper assets and cash flows as well as the cost saving opportunities available by clustering with the Company’s nearby newspapers. The purchase price reflects a working capital adjustment of $576 paid in November 2014.

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

For tax purposes, the amount of goodwill that is expected to be deductible is $3,653.

2014 Other Acquisitions

The Company acquired substantially all the assets, properties and business of publishing/operating certain newspapers on the following dates: February 28, 2014, June 30, 2014 and December 1, 2014 (“2014 Other Acquisitions”), which included eight daily, seventeen weekly publications, and eleven shoppers serving areas of California, Texas, Oklahoma, Kansas, Virginia, New Hampshire and Maine for an aggregate purchase price of

$29,092, including working capital. The rationale for the acquisitions was primarily due to the attractive nature of the community newspaper assets and cash flows combined with cost saving opportunities available by clustering with the Company’s nearby newspapers.

The Company has accounted for these transactions under the acquisition method of accounting. The net assets, including goodwill have been recorded in the consolidated balance sheet at their fair values in accordance with ASC 805.

The following table summarizes the fair values of the assets and liabilities:

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

For tax purposes, the amount of goodwill that is expected to be deductible is $4,490.

Dispositions

On December 10, 2015, the Company completed its sale of the Las Vegas Review-Journal and related publications (“Review-Journal”) (initially acquired in the Stephens Media acquisition) which are located in Las Vegas, Nevada for an aggregate sale price of $140,000 plus working capital adjustment of $1,000. As a result, a pre-tax gain of $57,072, net of selling expenses, is included in (gain) loss on sale or disposal of assets on the consolidated statement of operations and comprehensive income (loss) for this period, since the disposition did not qualify for treatment as a discontinued operation under ASU No. 2014-08. From the date of acquisition through December 10, 2015, the Review-Journal had revenues of $63,849 and net income of $6,377.

The carrying amount of assets and liabilities included as part of the disposal group were:

Current assets	$13,372
Property, plant and equipment	39,783
Intangible assets	31,180
Goodwill	6,385

Total assets	90,720
Current liabilities	6,846

Total liabilities	6,846

Net assets	$83,874

The Company entered into a Management and Advisory Agreement with DB Nevada Holdings, Inc. in conjunction with the sale of the Review-Journal on December 10, 2015. Under the terms of the agreement, the Company is authorized to manage and conduct business and oversee the assets and operations. The Company analyzed the terms of the agreement based on the guidance in ASU No. 2015-02 and concluded that the fees received from the Review-Journal do not represent a variable interest.

Pro-Forma Results

The unaudited pro forma condensed consolidated statement of operations information for 2015 and 2014, set forth below, presents the results of operations as if the consolidation of the newspapers from The Providence Journal, Halifax Media Group, and Stephens Media had occurred on December 30, 2013. The pro forma information excludes results of operations of the Review-Journal, as well as the gain on sale of assets. The results of operations of the 2014 Other Acquisitions and 2015 Other Acquisitions are not material to the Company’s 2015, 2014 or 2013 results of operations and have been excluded from the pro-forma results. These amounts are not necessarily indicative of future results or actual results that would have been achieved had the acquisitions occurred as of the beginning of such period.

	Year ended December 27, 2015	Year ended December 28, 2014
Revenues	$1,147,711	$1,105,456
Income (loss) from continuing operations	$18,747	$9,896
Income (loss) from continuing operations per common share:
Basic	$0.42	$0.31
Diluted	$0.42	$0.30

(4) Share-Based Compensation

The Company and Predecessor recognized compensation cost for share-based payments of $1,319, $59, $0 and $25 for the Successor Company for the years ended December 27, 2015 and December 28, 2014, two months ended December 29, 2013, and for the Predecessor Company for the ten months ended November 6, 2013, respectively. The total compensation cost not yet recognized related to non-vested awards as of December 27, 2015 was $3,799, which is expected to be recognized over a weighted average period of 2.19 years through February 2018.

Restricted Share Grants (“RSGs”)

On February 3, 2014, the Board of Directors of New Media adopted the New Media Investment Group Inc. Nonqualified Stock Option and Incentive Award Plan (the “Incentive Plan”) that authorized up to 15,000,000 shares that can be granted under the Incentive Plan. On the same date, the New Media Board adopted a form of the New Media Investment Group Inc. Non-Officer Director Restricted Stock Grant Agreement (the “Form Grant Agreement”) to govern the terms of awards of restricted stock (“New Media Restricted Stock”) granted under the Incentive Plan to directors who are not officers or employees of New Media (the “Non-Officer Directors”). On February 24, 2015, the New Media Board adopted a form of the New Media Investment Group Inc. Employee Restricted Stock Grant Agreement (the “Form Employee Grant Agreement”) to govern the terms of awards of New Media Restricted Stock granted under the Incentive Plan to employees of New Media and its subsidiaries (the “Employees”). Both the Form Grant Agreement and the Form Employee Grant Agreement provide for the grant of New Media Restricted Stock that vests in equal annual installments on each of the first, second and third anniversaries of the grant date, subject to continued service, and immediate vesting in full upon death or disability. If service terminates for any other reason, all unvested shares of New Media Restricted Stock will be forfeited. Any dividends or other distributions that are declared with respect to the shares of New Media Restricted Stock will be paid at the time such shares vest. During the period prior to the lapse and removal of the vesting restrictions, a grantee of a restricted stock grant (“RSG”) will have all the rights of a stockholder, including without limitation, the right to vote and the right to receive all dividends or other distributions. As a result, the RSGs are reflected as outstanding common stock. The value of the RSGs on the date of issuance is recognized as selling, general and administrative expense over the vesting period with an increase to additional paid-in-capital.

On March 14, 2014, a grant of restricted shares totaling 15,870 shares was made to the Company’s Non-Officer Directors, 5,289 of which vested on March 14, 2015. During the year ended December 27, 2015, grants of restricted shares totaling 234,267 shares were made to the Company’s Employees.

As of December 27, 2015, December 28, 2014, December 29, 2013, and November 6, 2013, there were 244,848, 15,870, 0, and 0 RSGs, respectively, issued and outstanding with a weighted average grant date fair value of $21.67, $14.18, $0.00, and $0.00, respectively. As of December 27, 2015, the aggregate intrinsic value of unvested RSGs was $4,831.

RSG activity was as follows:

	Successor Company						Predecessor Company
	Year Ended December 27, 2015		Year Ended December 28, 2014		Two Months Ended December 29, 2013		Ten Months Ended December 29, 2013
	Number of RSGs	Weighted-Average Grant Date Fair Value	Number of RSGs	Weighted-Average Grant Date Fair Value	Number of RSGs	Weighted-Average Grant Date Fair Value	Number of RSGs	Weighted-Average Grant Date Fair Value
Unvested at beginning of year	15,870	$14.18	—	$—	—	$—	25,424	$6.04
Granted	234,267	22.01	15,870	14.18	—	—	—	—
Vested	(5,289)	14.18	—	—	—	—	(25,424)	6.04

Unvested at end of year	244,848	$21.67	15,870	$14.18	—	$—	—	$—

As part of the Plan discussed in Note 2 “Voluntary Reorganization Under Chapter 11”, all Predecessor share-based awards were cancelled.

(5) Restructuring

Over the past several years, and in furtherance of the Company’s cost reduction and cash preservation plans outlined in Note 1 “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies”, the Company has engaged in a series of individual restructuring programs, designed primarily to right size the Company’s employee base, consolidate facilities and improve operations, including those of recently acquired entities. These initiatives impact all of the Company’s geographic regions and are often influenced by the terms of union contracts within the region. All costs related to these programs, which primarily reflect involuntary severance expense, are accrued at the time of announcement or over the remaining service period.

Information related to restructuring program activity for the years ended December 27, 2015 and December 28, 2014 is outlined below.

	Severance and Related Costs	Other Costs (1)	Total
Balance at December 29, 2013	$1,742	$(5)	$1,737
Restructuring provision included in Integration and Reorganization	3,424	—	3,424
Reversal of prior accruals included in Integration and Reorganization	(628)	—	(628)
Restructuring accrual assumed from acquisition	302	—	302
Cash (payments) receipts	(3,161)	5	(3,156)

Balance at December 28, 2014	$1,679	$—	$1,679
Restructuring provision included in Integration and Reorganization	7,750	797	8,547
Reversal of prior accruals included in Integration and Reorganization	(495)	—	(495)
Restructuring accrual transferred with disposition of the Review-Journal	(416)	—	(416)
Other restructuring expenses	—	(175)	(175)
Cash payments	(6,319)	(300)	(6,619)

Balance at December 27, 2015	$2,199	$322	$2,521

(1)	Other costs primarily included costs to consolidate operations.

The restructuring reserve balance is expected to be paid out over the next twelve months.

The following table summarizes the costs incurred and cash paid in connection with these restructuring programs for the years ended December 27, 2015 and December 28, 2014.

	Year ended December 27, 2015	Year ended December 28, 2014
Severance and related costs	$7,750	$3,424
Reversal of prior accruals	(495)	(628)
Severance costs assumed from acquisition	—	302
Other costs	797	—
Cash payments	(6,619)	(3,156)

(6) Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 27, 2015	December 28, 2014
Land	$39,452	$25,813
Buildings and improvements	169,688	129,185
Machinery and equipment	234,440	149,790
Furniture, fixtures, and computer software	23,946	17,106
Construction in progress	2,336	2,064

	469,862	323,958
Less: accumulated depreciation	(85,038)	(40,172)

Total	$384,824	$283,786

Depreciation expense for the Successor Company for the years ended December 27, 2015 and December 28, 2014, two months ended December 29, 2013, and for the Predecessor Company for the ten months ended November 6, 2013 was $51,460, $34,785, $5,539 and $15,163, respectively.

(7) Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	December 27, 2015
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Advertiser relationships	143,002	13,453	129,549
Customer relationships	19,829	1,667	18,162
Subscriber relationships	77,385	7,897	69,488
Other intangible assets	473	105	368

Total	$240,689	$23,122	$217,567

Nonamortized intangible assets:
Goodwill	$171,119
Mastheads	86,008

Total	$257,127

	December 28, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Advertiser relationships	$65,310	$4,484	$60,826
Customer relationships	7,864	470	7,394
Subscriber relationships	39,562	2,723	36,839
Other intangible assets	470	32	438

Total	$113,206	$7,709	$105,497

Nonamortized intangible assets:
Goodwill	$134,042
Mastheads	51,245

Total	$185,287

As of December 27, 2015, the weighted average amortization periods for amortizable intangible assets are 15.8 years for advertiser relationships, 16.5 years for customer relationships, 14.9 years for subscriber relationships, and 10.0 years for trade names. The weighted average amortization period in total for all amortizable intangible assets is 15.6 years.

Amortization expense for the Successor Company for the years ended December 27, 2015 and December 28, 2014, two months ended December 29, 2013, and the Predecessor Company for the ten months ended November 6, 2013 was $16,292, $6,665, $1,049 and $18,246, respectively. Estimated future amortization expense as of December 27, 2015, is as follows:

For the years ending the Sunday closest to December 31:
2016	15,583
2017	15,583
2018	15,579
2019	15,552
2020	15,515
Thereafter	139,755

Total	$217,567

The changes in the carrying amount of goodwill for the years ended December 27, 2015 and December 28, 2014 are as follows:

Net balance at December 29, 2013	$125,911
Goodwill acquired in business combinations	8,131

Balance at December 28, 2014	134,042

Net balance at December 28, 2014	$134,042
Goodwill acquired in business combinations	43,462
Goodwill from divestitures	(6,385)

Balance at December 27, 2015	171,119

Net balance at December 27, 2015	$171,119

As of December 27, 2015 and December 28, 2014, goodwill in the amount $623,195 and $587,157, respectively, was deductible for income tax purposes.

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

Due to reductions in the Company’s operating projections during the third quarter in conjunction with the bankruptcy process, an impairment charge of $68,573 was recognized for advertiser relationships within the Company’s Metro and Small Community reporting units, an impairment charge of $19,149 was recognized for subscriber relationships within the Company’s Metro and Small Community reporting units, an impairment charge of $2,077 was recognized for customer relationships within the Company’s Metro reporting unit and an impairment charge of $1,800 was recognized for trade names and publication rights within the Directories business unit. Refer to Note 17 “Fair Value Measurement” for additional information on the impairment charge.

As part of the annual impairment assessments as of June 29, 2014, the fair values of the Company’s reporting units for goodwill impairment testing, which include Large Daily Newspapers, Metro Newspapers, Small Community Newspapers, Local Media Newspapers, and Ventures, and newspaper mastheads were estimated. As a result of the annual assessment’s Step 1 analysis that was performed, no impairment of goodwill was identified.

As part of the annual impairment assessments as of June 28, 2015, the fair values of the Company’s reporting units for goodwill impairment testing, which include Large Daily Newspapers, Metro Newspapers, Small Community Newspapers, Local Media Newspapers, and Ventures, and newspaper mastheads were estimated using the expected present value of future cash flows, recent industry multiples and using estimates, judgments and assumptions that management believes were appropriate in the circumstances. The estimates and judgments used in the assessment included multiples for revenue and EBITDA, the weighted average cost of capital and the terminal growth rate. The Company determined that the future cash flow and industry multiple analyses provided the best estimate of the fair value of its reporting units. As a result of the annual assessment’s Step 1 analysis that was performed, no impairment of goodwill was identified. The Company uses a “relief from royalty” approach which utilizes a discounted cash flow model to determine the fair value of each masthead. Additionally, the estimated fair value exceeded carrying value for all mastheads. The Company performed a qualitative assessment for the Recent Acquisitions reporting unit and concluded that it is not more likely than not that the goodwill and indefinite-lived intangibles are impaired. As a result, no quantitative analysis was performed for the Recent Acquisitions. The total Company’s estimate of reporting unit fair value was reconciled to its then market capitalization (based upon the stock market price and fair value of debt) plus an estimated control premium.

During the fourth quarter of 2015, the Company reorganized its management structure to align with the geography of the market served. As a result, the composition of our reporting units has changed and the fair value of goodwill was allocated to each of the new reporting units based on a relative fair value allocation approach: Western US Publishing, Central US Publishing and Eastern US Publishing. Due to the change in the composition of the reporting units, the Company performed a goodwill impairment test before and after the reorganization. The Company also assessed its mastheads for impairment as a result of the reorganization.

In the analysis performed before the reorganization and because of the recent revaluation of assets related to fresh start accounting, there is a relatively small amount of fair value excess for certain reporting units. Specifically, the fair value of the Large Daily Newspapers, Small Community Newspapers and Ventures reporting units exceeded carrying value by less than 10%. Considering a relatively low headroom for the historical reporting units and declining same store revenue and profitability in the newspaper industry over the past several years, there is a risk for future impairment in the event of decline in general economic, market or business conditions or any significant unfavorable changes in the forecasted cash flows, weighted-average cost of capital and/or market transaction multiples. As a result of reduced royalty rates and a decline in revenues, an impairment charge of $4,800 was recognized for mastheads within the Company’s Large Daily, Small Community and Metro reporting units. Key assumptions within the masthead analysis included revenue projections, discount rates, royalty rates, long-term growth rates, and the effective tax rate that the Company considers appropriate. Revenue projections reflected slight declines in early years, and revenues are expected to moderate to a terminal growth rate of 1%. Discount rates ranged from 14.0% to 15.0%, royalty rates ranged from 1.25% to 1.75%, and the effective tax rate was 40.0%.

The fair values of the Company’s reporting units for goodwill impairment testing and newspaper mastheads were estimated using the expected present value of future cash flows, recent industry multiples and using estimates, judgments and assumptions that management believes were appropriate in the circumstances. The estimates and judgments used in the assessment included multiples for revenue and EBITDA, the weighted average cost of capital and the terminal growth rate. The Company determined that the future cash flow and industry multiple analyses provided the best estimate of the fair value of its reporting units. Similar methodology and assumptions were utilized for the post-reorganization impairment assessment. In the resulting Step 1 analysis that was performed post-reorganization, fair values of the reporting units were determined to be greater than the carrying values of the reporting units. Additionally, the estimated fair value exceeded carrying value for all mastheads. The total Company’s estimate of reporting unit fair value was reconciled to its then market capitalization (based upon the stock market price and fair value of debt) plus an estimated control premium.

(8) Accrued Expenses

Accrued expenses consisted of the following:

	December 27, 2015	December 28, 2014
Accrued payroll and related liabilities	$13,068	$8,218
Accrued bonus	10,768	5,616
Accrued insurance	9,596	5,313
Accrued legal and professional fees	2,743	3,957
Accrued interest expense	6,552	1,307
Accrued taxes	5,503	3,029
Accrued restructuring	2,521	1,679
Accrued management and incentive fees	22,353	1,372
Accrued other	26,391	16,570

	$99,495	$47,061

(9) Lease Commitments

The future minimum lease payments related to the Company’s non-cancelable operating lease commitments as of December 27, 2015 are as follows:

For the years ending the Sunday closest to December 31:
2016	$15,071
2017	14,034
2018	12,708
2019	10,904
2020	10,260
Thereafter	95,132

Total minimum lease payments	$158,109

Rental expense under operating leases for the Successor Company for the years ended December 27, 2015 and December 28, 2014, two months ended December 29, 2013, and the Predecessor Company for the ten months ended November 6, 2013 was $22,425, $7,432, $1,121 and $4,685, respectively.

In addition to minimum lease payments, certain leases require payment of the excess of various percentages of gross revenue or net operating income over the minimum rental payments. The leases generally require the payment of taxes assessed against the leased property and the cost of insurance and maintenance. The majority of lease terms range from 1 to 10 years, and typically, the leases contain renewal options. Certain leases include minimum scheduled increases in rental payments at various times during the term of the lease. These scheduled rent increases are recognized on a straight-line basis over the term of the lease, resulting in an accrual, which is included in accrued expenses and other long-term liabilities, for the amount by which the cumulative straight-line rent exceeds the contractual cash rent.

(10) Indebtedness

Successor Company

GateHouse Credit Facilities—terminated June 4, 2014

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

Local Media Credit Facility—terminated June 4, 2014

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

The Local Media Credit Facility was paid in full on June 4, 2014.

New Media Credit Agreement

On June 4, 2014, New Media Holdings II LLC (the “New Media Borrower”), a wholly owned subsidiary of New Media, entered into a credit agreement (the “New Media Credit Agreement”) among the New Media Borrower, New Media Holdings I LLC (“Holdings I”), the lenders party thereto, RBS Citizens, N.A. and Credit Suisse Securities (USA) LLC as joint lead arrangers and joint bookrunners, Credit Suisse AG, Cayman Islands Branch as syndication agent and Citizens Bank of Pennsylvania as administration agent which provides for (i) a $200,000 senior secured term facility (the “Term Loan Facility” and any loan thereunder, including as part of the Incremental Facility, “Term Loans”) and (ii) a $25,000 senior secured revolving credit facility, with a $5,000 sub-facility for letters of credit and a $5,000 sub-facility for swing loans, (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Senior Secured Credit Facilities”). In addition, the New Media Borrower may request one or more new commitments for term loans or revolving loans from time to time up to an aggregate total of $75,000 (the “Incremental Facility”) subject to certain conditions. On June 4, 2014, the New Media Borrower borrowed $200,000 under the Term Loan Facility (the “Initial Term Loans”). The Term Loans mature on June 4, 2020 and the maturity date for the Revolving Credit Facility is June 4, 2019. The New Media Credit Agreement was amended on July 17, 2014 to cure an omission. On September 3, 2014, the New Media Credit Agreement was amended to provide for the 2014 Incremental Term Loan (as defined below). On November 20, 2014, the New Media Credit Agreement was amended to increase the amount of the Incremental Facility that may be requested after the date of the amendment from $75,000 to $225,000. On January 9, 2015, the New Media Credit Agreement was amended to provide for the 2015 Incremental Term Loan and the 2015 Incremental Revolver (as defined below). On February 13, 2015, the New Media Credit Agreement was amended (the “Fourth Amendment”) to provide for the replacement of the existing term loans under the Term Loan Facility (including the 2014 Incremental Term Loan and the 2015 Incremental Term Loan) with a new class of replacement term loans (the “Replacement Term Loans”) on the same terms as the existing term loans except that the Replacement Term Loans are subject to a 1.00% prepayment premium for any prepayments made in connection with certain repricing transactions effected within six months of the date of the amendment. This amendment was considered a modification, and the related $104 of fees were expensed during the first quarter. On March 6, 2015, the New Media Credit Agreement was amended to provide for $15,000 in additional revolving commitments under the Incremental Facility. In connection with this transaction, the Company incurred approximately $237 of fees and expenses which were capitalized as deferred financing costs. On May 29, 2015, the New Media Credit Agreement was amended to provide for the May 2015 Incremental Term Loan (as defined below). As of December 27, 2015, $0 was drawn under the Revolving Credit Facility.

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

If any borrowings under the Incremental Facility have an all-in yield more than 50 basis points greater than the Term Loans (the “Incremental Yield”), the all-in yield for the Term Loans shall be adjusted to be 50 basis points less than the Incremental Yield. As of December 27, 2015 the New Media Credit Agreement had a weighted average interest rate of 7.20%.

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

As of December 27, 2015, the Company is in compliance with all of the covenants and obligations under the New Media Credit Agreement.

Advantage Credit Agreements

In connection with the purchase of the assets of Halifax Media, which closed on January 9, 2015, CA Daytona Holdings, Inc. (the “Florida Advantage Borrower”) and CA Alabama Holdings, Inc. (the “Alabama Advantage Borrower”, and, collectively with the Florida Advantage Borrower, the “Advantage Borrowers”), each subsidiaries of the Company, agreed to assume all of the obligations of Halifax Media and its affiliates required to be performed after the closing date in respect of each of (i) that certain Consolidated Amended and Restated Credit Agreement dated January 6, 2012 among Halifax Media Acquisition LLC, Advantage Capital Community Development Fund XXVIII, L.L.C., and Florida Community Development Fund II, L.L.C., as amended pursuant to that certain First Amendment to Consolidated Amended and Restated Credit Agreement dated June 27, 2012 and that certain Second Amendment to Consolidated Amended and Restated Credit Agreement, dated June 18, 2013, and all rights and obligations thereunder and related thereto (the “Halifax Florida Credit Agreement”), and (ii) that certain Credit Agreement dated June 18, 2013 between Halifax Alabama, LLC and Southeast Community Development Fund V, L.L.C. (the “Halifax Alabama Credit Agreement” and, together with the Halifax Florida Credit Agreement, the “Advantage Credit Agreements”), respectively. In consideration therefore, the amount of cash payable by the Company to Halifax Media on the closing date was reduced by approximately $18,000, representing the aggregate principal amount outstanding plus the aggregate amount of accrued interest through the closing date under the Advantage Credit Agreements (the debt under the Halifax Florida Credit Agreement, the “Advantage Florida Debt”; the debt under the Halifax Alabama Credit Agreement, the “Advantage Alabama Debt”; and the Advantage Florida Debt and the Advantage Alabama Debt, collectively, the “Advantage Debt”). On May 5, 2015, the Halifax Alabama Credit Agreement was amended to cure an omission.

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

As of December 27, 2015, the Company is in compliance with all of the covenants and obligations under the Advantage Credit Agreements.

Fair Value

The fair value of long-term debt under the Senior Secured Credit Facilities and the Advantage Credit Agreements was estimated at $366,302 as of December 27, 2015, based on discounted future contractual cash flows and a market interest rate adjusted for necessary risks, including the Company’s own credit risk as there are no rates currently observable in publically traded debt markets of risk with similar terms and average maturities. Accordingly, the Company’s long-term debt under the Senior Secured Credit Facilities is classified within Level 3 of the fair value hierarchy.

Payment Schedule

As of December 27, 2015, scheduled principal payments of outstanding debt are as follows:

2016	3,509
2017	13,509
2018	3,509
2019	11,509
2020	334,266

$366,302
Less: Short-term debt	3,509
Less: Remaining original issue discount	9,384

Long-term debt	$353,409

Predecessor Company

As part of the Restructuring, the Predecessor’s previous long term debt was extinguished pursuant to the Support Agreement on the Effective Date of the Plan.

2007 Credit Facility

The Borrowers entered into an Amended and Restated Credit Agreement, dated as of February 27, 2007, with a syndicate of financial institutions with Wells Fargo Bank, N.A., successor-by-merger to Wachovia Bank, National Association (“Wells Fargo Bank”), as administrative agent (the “2007 Credit Facility”).

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

Fourth Amendment to 2007 Credit Facility

On September 4, 2013, the Company entered into the Fourth Amendment to the Credit Facility (the “Credit Facility Fourth Amendment”). Pursuant to the terms of the Credit Facility Fourth Amendment, the Company obtained the following improvement in terms: a clarified and expanded definition of “Eligible Assignee”; an increase in the base amount in the formula used to calculate the “Permitted Investments” basket from $35,000 to a base of $50,000; the removal of the requirement that the Company’s annual financial statements not have a “going concern” or like qualification to the audit; the removal of a cross default from any Secured Hedging Agreement to the 2007 Credit Facility; the removal of a Bankruptcy Default, as defined therein, arising from actions in furtherance of or indicating consent to the specified actions; and a waiver of any prior Default or Event of Default, as defined therein.

In consideration of the changes described above, the Company agreed to pay each of the lenders party to the Credit Facility Fourth Amendment that timely executed and delivered its signature to the Credit Facility Fourth Amendment and the RSA, an amendment fee equal to 3.5% multiplied by the aggregate outstanding amount of the Loans held (including through trades pending settlement) by such lender, unless waived in writing. Newcastle and certain other lenders elected to waive their amendment fee pursuant to the Credit Facility Fourth Amendment. Newcastle indemnified other Lenders with respect to their entry into the Credit Facility Fourth Amendment, subject to the limitations set forth in the Credit Facility Fourth Amendment for a total amendment fee paid of approximately $6,790.

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

(11) Derivative Instruments

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

The restructuring process resulted in the dedesignation of the hedging relationship as it was not probable that the forecasted transaction would occur according to the original strategy; any related amounts previously recorded in accumulated other comprehensive income (loss), net were recognized into earnings of the Predecessor as of the Petition Date. The derivative liability balances were classified as liabilities subject to compromise at the allowed claim amount. The remaining amount of other comprehensive income totaling $26,313 was recognized through earnings for the Predecessor for the ten months ended November 6, 2013. There are no derivative assets or liabilities outstanding as of December 27, 2015 and December 28, 2014.

The Effect of Derivative Instruments on the Statement of Operations and Comprehensive Income (Loss)

for the Successor Company for the Year Ended December 28, 2014 and for the Predecessor Company for the Ten Months Ended November 6, 2013 (1)

Derivatives in ASC 815 Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Successor Company 2014	Predecessor Company 2013
Interest rate swaps	(Loss) gain on derivative instruments	$(51)	$(14)

Derivatives in ASC 815 Fair Value Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion) (2)
	Successor Company 2014	Predecessor Company 2013		Successor Company 2014	Predecessor Company 2013		Successor Company 2014	Predecessor Company 2013
Interest rate swaps	$—	$19,339	Interest (income)/ expense	$—	$46,760	Gain (loss) on derivative instruments	$(51)	$(14)
						Reorganization items, net	$—	$(2,041)

(1)	For the Successor Company for the year ended December 27, 2015 and the two months ended December 29, 2013, there were no derivative assets or liabilities outstanding.
(2)	During the quarter ended September 29, 2013, the Predecessor recognized $2,041 in reorganization items, net to adjust the fair value of derivatives to the allowed claim.

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

The aggregate amount of unrealized loss related to derivative instruments recognized in other comprehensive loss as of December 27, 2015 and December 28, 2014 was $0 and $0, respectively.

(12) Income Taxes

Income tax expense (benefit) on income (loss) from continuing operations for the periods shown below consisted of:

	Current	Deferred	Total
Year ended December 27, 2015, Successor Company:
U.S. Federal	$857	$933	$1,790
State and local	1,380	234	1,614

	$2,237	$1,167	$3,404

Year ended December 28, 2014, Successor Company:
U.S. Federal	$—	$2,256	$2,256
State and local	(108)	565	457

	$(108)	2,821	$2,713

Two months ended December 29, 2013, Successor Company:
U.S. Federal	$—	$—	$—
State and local	491	—	491

	$491	—	$491

Ten months ended November 6, 2013, Predecessor Company:
U.S. Federal	$—	$(158)	$(158)
State and local	—	(39)	(39)

	$—	(197)	$(197)

Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income (loss) from continuing operations before income taxes as a result of the following:

	Successor Company			Predecessor Company
	Year Ended December 27, 2015	Year Ended December 28, 2014	Two Months Ended December 29, 2013	Ten Months Ended November 6, 2013
Computed “expected” tax expense (benefit)	$24,307	$(167)	$2,617	$267,934
Increase (decrease) in income tax benefit resulting from:
State and local income taxes, net of federal benefit	902	371	491	(39)
Net nondeductible meals, entertainment, and other expenses	890	490	54	(173)
Return to provision adjustment	—	—	—	(489)
Tax attribute reduction	—	25,367	—	—
Change in valuation allowance	(23,952)	(23,241)	(1,704)	(53,913)
Increase (decrease) to provision for unrecognized tax benefits	249	(69)	—	—
Cancellation of indebtedness and original issue discount	—	—	(967)	(213,517)
Alternative minimum tax	920	—	—	—
Other	88	(38)	—	—

	$3,404	$2,713	$491	$(197)

The effect of retroactive adoption of ASU No. 2015-17 to 2014 results in combining net current deferred tax assets of $4,269, after valuation allowance of $18,039, with net non-current deferred tax assets of $28,851, after valuation allowance of $121,897, and non-current deferred tax liabilities of $35,941 resulting in net deferred tax liabilities reported of $2,821.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of December 27, 2015 and December 28, 2014 are presented below:

	December 27, 2015	December 28, 2014
Non-current deferred tax assets/(liabilities):
Accounts receivable	$1,459	$1,929
Accrued expenses	7,981	19,764
Inventory capitalization	1,251	615
Alternative minimum tax credit	920	—
Pension and other postretirement benefit obligation	4,495	5,400
Definite and indefinite lived intangible assets	51,428	66,018
Net operating losses	70,645	79,330
Fixed assets	(29,403)	(35,941)

Gross non-current deferred tax assets/liabilities	108,776	137,115
Less valuation allowance	(112,764)	(139,936)

Net deferred tax liabilities	$(3,988)	$(2,821)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

During the ten months ended November 6, 2013, the valuation allowance decreased by $277,679, of which $59,839 was a benefit to earnings, $370 was charged to discontinued operations, and $20,412 was recorded as a benefit through accumulated other comprehensive income, and a reduction of $197,798 was attributable to the reduction of tax attributes related to the cancellation of indebtedness and other fresh start adjustments. During the two months ended December 29, 2013, the valuation allowance decreased by $2,142, all of which was a benefit to earnings. As a result of the Restructuring in 2013, we recognized cancellation of indebtedness income, which is not subject to tax provided we reduce certain tax attributes. The final determination of the reduction in tax attributes was made in 2014. At that time, final calculations were made as to the manner in which we would reduce our tax attributes. For the year ended December 28, 2014, the valuation allowance decrease was primarily attributable to finalization of tax attribute reduction adjustments from the cancellation of indebtedness. During the year ended December 28, 2014, the valuation allowance decreased by $24,834 of which $26,762 was a benefit to earnings and $1,928 was recorded as an increase to accumulated other comprehensive income. During the year ended December 27, 2015, the valuation allowance decreased by $27,172 of which $26,660 was a benefit to earnings and $512 was recorded as an increase to accumulated other comprehensive income.

At December 27, 2015, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $180,881 after tax attribute reductions, which are available to offset future taxable income, if any. State net operating loss carryforwards may differ significantly from Federal net operating loss carryforwards due to state tax attribute reduction requirements that differ from Federal tax law. These federal and state net operating loss carryforwards begin to expire on various dates from 2019 through 2035. The majority of the operating losses are subject to the limitations of Internal Revenue Code (the “Code”) Section 382. This section provides limitations on the availability of net operating losses to offset current taxable income if significant ownership changes have occurred for Federal tax purposes.

A reconciliation of the beginning and ending amount of uncertain tax positions for the years ended December 27, 2015, December 28, 2014 and December 29, 2013 are as follows:

Balance as of December 30, 2012, Predecessor Company	$4,677
Decreases based on tax positions prior to 2013 and tax attribute reductions	(3,568)

Uncertain tax positions as of December 29, 2013, Successor Company	$1,109
Decreases based on tax positions prior to 2014 and tax attribute reductions	(69)

Uncertain tax positions as of December 28, 2014, Successor Company	$1,040
Increases based on tax positions in 2015 and tax attribute reductions	249

Uncertain tax positions as of December 27, 2015, Successor Company	$1,289

At December 27, 2015, the Company had uncertain tax positions of $1,289 which, if recognized, would impact the effective tax rate. The Company did not record significant amounts of interest and penalties related to uncertain tax positions for the year ended December 27, 2015. The Company does not anticipate significant increases or decreases in our uncertain tax positions within the next twelve months. The Company recognizes penalties and interest relating to uncertain tax positions in the provision for income taxes. During the period, the Company did not recognize any accrued interest or penalties. At December 27, 2015 and December 28, 2014, the accrual for uncertain tax positions, included $229 and $287 of interest and penalties, respectively.

The Company files a U.S. federal consolidated income tax return for which the statute of limitations remains open for the 2012 tax year and beyond. U.S. state jurisdictions have statute of limitations generally ranging from 3 to 6 years. The Company’s six month federal tax return ended December 29, 2013 is under examination by the Internal Revenue Service. We do not anticipate any material adjustments related to this examination.

(13) Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Successor Company			Predecessor Company
	Year Ended December 27, 2015	Year Ended December 28, 2014	Two Months Ended December 29, 2013	Ten Months Ended November 6, 2013
Numerator for earnings per share calculation:
Income (loss) from continuing operations attributable to New Media	$67,614	$(3,205)	$7,206	$788,448
Loss from discontinued operations, attributable to New Media, net of income taxes	—	—	—	(1,034)

Net income (loss) attributable to New Media	$67,614	$(3,205)	$7,206	$787,414
Denominator for earnings per share calculation:
Basic weighted average shares outstanding	44,233,892	31,985,469	30,000,000	58,069,272
Effect of dilutive securities:
Stock Options	148,771	—	—	—

Diluted weighted average shares outstanding	44,382,663	31,985,469	30,000,000	58,069,272

Income (loss) per share—basic:
Income (loss) from continuing operations attributable to New Media	$1.53	$(0.10)	$0.24	$13.58
Loss from discontinued operations, attributable to New Media, net of taxes	—	—	—	(0.02)

Net income (loss) attributable to New Media	$1.53	$(0.10)	$0.24	$13.56

Income (loss) per share—diluted:
Income (loss) from continuing operations attributable to New Media	$1.52	$(0.10)	$0.24	$13.58
Loss from discontinued operations, attributable to New Media, net of taxes	—	—	—	(0.02)

Net income (loss) attributable to New Media	$1.52	$(0.10)	$0.24	$13.56

For the Successor Company for the years ended December 27, 2015 and December 28, 2014, two months ended December 29, 2013, and for the Predecessor Company for the ten months ended November 6, 2013, 1,362,479, 1,362,479, 1,362,479, and 0 common stock warrants, 0, 15,870, 0, and 0 RSGs, and 700,000, 745,062, 0 and 0 stock options, respectively, were excluded from the computation of diluted income (loss) per share because their effect would have been antidilutive.

Equity

In September 2014, the Company issued 7,450,625 shares of its common stock in a public offering at a price to the public of $16.25 per share for net proceeds of approximately $115,058. Certain principals of Fortress and certain of the Company’s officers and directors participated in this offering and purchased an aggregate of 224,038 shares at a price of $16.25 per share.

For the purpose of compensating the Manager (as defined below) for its successful efforts in raising capital for the Company, in connection with this offering, the Company granted options to the Manager to purchase 745,062 shares of the Company’s common stock at a price of $16.25, which had an aggregate fair value of approximately $2,963 as of the grant date. The assumptions used in valuing the options were: a 2.8% risk-free rate, a 6.6% dividend yield, 31.8% volatility and a 10 year term. The options granted to the Manager, were fully vested on the date of grant and one thirtieth of the options become exercisable on the first day of each of the following thirty calendar months, or earlier upon the occurrence of certain events, such as a change in control of the Company or the termination of the Management Agreement (as defined below). The options expire ten years from the date of issuance. The fair value of the options issued as compensation to the Manager was recorded as an increase in equity with an offsetting reduction of capital proceeds received. As a result of the 2014 return of capital, the strike price decreased to $15.71.

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

On February 24, 2015, a grant of restricted shares totaling 200,092 shares was made to the Company’s Employees (as defined below). See Note 4 “Share-Based Compensation”.

In March 2015, the Company issued 9,735 shares of its common stock to its Non-Officer Directors (as defined below) to settle a liability of $225 for 2014 services.

During the three months ended September 27, 2015, a grant of restricted shares totaling 34,175 shares were made to the Company’s Employees. See Note 4 “Share-Based Compensation”.

On July 31, 2014, the Company announced a second quarter 2014 cash dividend of $0.27 per share of Common Stock, par value $0.01 per share. The dividend was paid on August 21, 2014 to shareholders of record as of the close of business on August 12, 2014.

On October 30, 2014, the Company announced a third quarter 2014 cash dividend of $0.27 per share of Common Stock, par value $0.01 per share. The dividend was paid on November 20, 2014, to shareholders of record as of the close of business on November 12, 2014.

On February 26, 2015, the Company announced a fourth quarter 2014 cash dividend of $0.30 per share of Common Stock, par value $0.01 per share. The dividend was paid on March 19, 2015, to shareholders of record as of the close of business on March 11, 2015.

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

On October 29, 2015, the Company announced a third quarter 2015 cash dividend of $0.33 per share of Common Stock, par value $0.01 per share, of New Media. The dividend was paid on November 19, 2015, to shareholders of record as of the close of business on November 12, 2015.

(14) Employee Benefit Plans

For the years ended December 27, 2015 and December 28, 2014, the Company maintained the New Media Investment Group, Inc. Retirement Savings Plan, which was previously known as the GateHouse Media, Inc. Retirement Savings Plan, (the “New Media 401(k) Plan”), which is intended to be a qualified defined contribution plan with a cash or deferred arrangement under Section 401(k) of the Code. The Company became the plan sponsor of the New Media 401(k) Plan effective January 1, 2014. In general, eligible employees of the Company and participating affiliates who satisfy minimum age and service requirements are eligible to participate. Eligible employees can contribute amounts up to 100% of their eligible compensation to the New Media 401(k) Plan, subject to IRS limitations. The New Media 401(k) Plan also provides for discretionary matching and nonelective contributions that can be made in separate amounts among different allocation groups. For the Successor Company for the years ended December 27, 2015 and December 28, 2014, the two months ended December 29, 2013, and the Predecessor Company for the ten months ended November 6, 2013, the Company’s matching contributions to the New Media 401(k) Plan were $2,527, $1,212, $146 and $845, respectively. The Company did not make nonelective contributions for the reported years.

For the year ended December 29, 2013, Local Media sponsored the Local Media Group, Inc. 401(k) Savings Plan (the “Local Media 401(k) Plan”), which also was intended to be a qualified defined contribution plan with a cash or deferred arrangement under Section 401(k) of the Code. The Company became the plan sponsor of the Local Media 401(k) Plan effective January 1, 2014. The Local Media 401(k) Plan was frozen with respect to all new eligibility and contributions effective after December 31, 2013. Accordingly, after that date, no contributions were made to the Local Media 401(k) Plan for the year ended December 28, 2014. On March 14, 2014, the Local Media 401(k) Plan was merged into the New Media 401(k) Plan and ceased to exist as a separate plan.

The Company maintains three nonqualified deferred compensation plans, as described below, for certain of its employees.

The Company maintains the GateHouse Media, Inc. Publishers’ Deferred Compensation Plan (“Publishers Plan”), a nonqualified deferred compensation plan for the benefit of certain designated publishers of the Company’s newspapers. Under the Publishers Plan, the Company credits an amount to a bookkeeping account established for each participating publisher pursuant to a pre-determined formula, which is based upon the gross operating profits of each such publisher’s newspaper. The bookkeeping account is credited with earnings and losses based upon the investment choices selected by the participant. The amounts credited to the bookkeeping account on behalf of each participating publisher vest on an installment basis over a period of 15 years. A participating publisher forfeits all amounts under the Publishers Plan in the event that the publisher’s employment with the Company is terminated for “cause”, as defined in the Publishers Plan. Amounts credited to a participating publisher’s bookkeeping account are distributable upon termination of the publisher’s employment with the Company and will be made in a lump sum or installments as elected by the publisher. The Publisher’s Plan was frozen effective as of December 31, 2006, and all accrued benefits of participants under the terms of the Publisher’s Plan became 100% vested. The Company recorded $0, $0, $0 and $0 of compensation expense related to the Publishers Plan for the Successor Company for the years ended December 27, 2015 and December 28, 2014, the two months ended December 29, 2013, and the Predecessor Company for the ten months ended November 6, 2013, respectively.

The Company maintains the GateHouse Media, Inc. Executive Benefit Plan (“Executive Benefit Plan”), a nonqualified deferred compensation plan for the benefit of certain key employees of the Company. Under the Executive Benefit Plan, the Company credits an amount, determined at the Company’s sole discretion, to a bookkeeping account established for each participating key employee. The bookkeeping account is credited with earnings and losses based upon the investment choices selected by the participant. The amounts credited to the bookkeeping account on behalf of each participating key employee vest on an installment basis over a period of 5 years. A participating key employee forfeits all amounts under the Executive Benefit Plan in the event that the key employee’s employment with the Company is terminated for “cause”, as defined in the Executive Benefit

Plan. Amounts credited to a participating key employee’s bookkeeping account are distributable upon termination of the key employee’s employment with the Company, and will be made in a lump sum or installments as elected by the key employee. The Executive Benefit Plan was frozen effective as of December 31, 2006, and all accrued benefits of participants under the terms of the Executive Benefit Plan became 100% vested. The Company recorded $0, $0, $0 and $0 of compensation expense related to the Publishers Plan for the Successor Company for the years ended December 27, 2015 and December 28, 2014, the two months ended December 29, 2013, and the Predecessor Company for the ten months ended November 6, 2013, respectively.

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

(15) Pension and Postretirement Benefits

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

The following table provides a reconciliation of benefit obligations, plan assets and funded status, along with the related amounts in the consolidated balance sheets of the Company’s pension and postretirement medical and life insurance plans as of December 27, 2015 and December 28, 2014:

	Pension		Postretirement
	Year Ended December 27, 2015	Year Ended December 28, 2014	Year Ended December 27, 2015	Year Ended December 28, 2014
Change in projected benefit obligation:
Benefit obligation at beginning of period	$28,297	$24,315	$6,547	$6,206
Service cost	300	300	19	21
Interest cost	1,149	1,191	223	244
Actuarial (gain) loss	(1,949)	4,218	(922)	378
Benefits and expenses paid	(1,636)	(1,727)	(247)	(297)
Participant contributions	—	—	24	22
Employer implicit subsidy fulfilled	—	—	(14)	(27)

Projected benefit obligation at end of period	$26,161	$28,297	$5,630	$6,547

Change in plan assets:
Fair value of plan assets at beginning of period	$21,304	$20,290	$—	$—
Actual return on plan assets	(8)	1,292	—	—
Employer contributions	900	1,449	—	—
Employer implicit subsidy contribution	—	—	—	—
Participant contributions	—	—	—	—
Employer implicit subsidy fulfilled	—	—	—	—
Benefits paid	(1,471)	(1,449)	—	—
Expenses paid	(165)	(278)	—	—

Fair value of plan assets at end of period	$20,560	$21,304	$—	$—

Reconciliation of funded status:
Benefit obligation at end of period	$(26,161)	$(28,297)	$(5,630)	$(6,547)
Fair value of assets at end of period	20,560	21,304	—	—
Funded status	(5,601)	(6,993)	(5,630)	(6,547)
Unrecognized actuarial (gain) loss	3,526	3,915	(368)	554

Net accrued benefit cost	$(2,075)	$(3,078)	$(5,998)	$(5,993)

Balance sheet presentation:
Accrued liabilities	$—	$—	$417	$390
Pension and other postretirement benefit obligations	5,601	6,993	5,213	6,157
Accumulated other comprehensive income (loss)	(3,526)	(3,915)	368	(554)

Net accrued benefit cost	$2,075	$3,078	$5,998	$5,993

Comparison of obligations to plan assets:
Projected benefit obligation	$26,161	$28,297	$5,630	$6,547
Accumulated benefit obligation	26,161	28,297	5,630	6,547
Fair value of plan assets	20,560	21,304	—	—

The following table provides the components of net periodic benefit cost and other changes in plan assets recognized in other comprehensive loss of the Company’s pension and postretirement medical and life insurance plans for the Successor Company for the years ended December 27, 2015 and December 28, 2014, two months ended December 29, 2013, and for the Predecessor Company for the ten months ended November 6, 2013:

	Pension				Postretirement
	Successor Company			Predecessor Company	Successor Company			Predecessor Company
	Year Ended December 27, 2015	Year Ended December 28, 2014	Two Months Ended December 29, 2013	Ten Months Ended November 6, 2013	Year Ended December 27, 2015	Year Ended December 28, 2014	Two Months Ended December 29, 2013	Ten Months Ended November 6, 2013
Components of net periodic benefit cost:
Service cost	$300	$300	$48	$252	$19	$21	$6	$32
Interest cost	1,149	1,191	187	913	223	245	41	188
Expected return on plan assets	(1,636)	(1,624)	(246)	(1,140)	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—	—	(383)
Amortization of unrecognized loss	84	—	—	432	—	—	—	—

Net periodic benefit cost	$(103)	$(133)	$(11)	$457	$242	$266	$47	$(163)

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial (gain) loss	$(305)	$4,549	$(634)	$(7,843)	$(922)	$378	$176	$922
Amortization of net actuarial loss	(84)	—	—	(452)	—	—	—	—
Amortization of prior service credit	—	—	—	—	—	—	—	383
Other adjustment	—	—	—	—	—	—	—	—

Total recognized in other comprehensive income	$(389)	$4,549	$(634)	$(8,295)	$(922)	$378	$176	$1,305

The following assumptions were used in connection with the Company’s actuarial valuation of its defined benefit pension and postretirement plans:

	Pension		Postretirement
	Year Ended December 27, 2015	Year Ended December 28, 2014	Year Ended December 27, 2015	Year Ended December 28, 2014
Weighted average discount rate	4.7%	4.2%	4.3%	3.8%
Rate of increase in future compensation levels	—	—	—	—
Expected return on assets	7.75%	8.0%	—	—
Current year trend	—	—	7.2%	7.3%
Ultimate year trend	—	—	4.5%	4.8%
Year of ultimate trend	—	—	2026	2025

The following assumptions were used to calculate the net periodic benefit cost for the Company’s defined benefit pension and postretirement plans:

	Pension				Postretirement
	Successor Company			Predecessor Company	Successor Company			Predecessor Company
	Year Ended December 27, 2015	Year Ended December 28, 2014	Two Months Ended December 29, 2013	Ten Months Ended November 6, 2013	Year Ended December 27, 2015	Year Ended December 28, 2014	Two Months Ended December 29, 2013	Ten Months Ended November 6, 2013
Weighted average discount rate	4.2%	5.0%	5.0%	4.85%	3.8%	4.5%	4.3%	3.6%
Rate of increase in future compensation levels	—	—	—	—	—	—	—	—
Expected return on assets	7.75%	8.0%	8.0%	8.0%	—	—	—	—
Current year trend	—	—	—	—	7.3%	7.8%	7.8%	7.7%
Ultimate year trend	—	—	—	—	4.8%	4.8%	4.8%	4.8%
Year of ultimate trend	—	—	—	—	2025	2025	2025	2022

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

	Postretirement
	2015	2014
Effect of 1% increase in health care cost trend rates
APBO	$6,084	$7,132
Dollar change	$454	$585
Percent change	8.1%	8.9%
Effect of 1% decrease in health care cost trend rates
APBO	$5,249	$6,061
Dollar change	$(381)	$(486)
Percent change	(6.8)%	(7.4)%

Fair Value of plan assets are measured on a recurring basis using quoted market prices in active markets for identical assets, Level 1 input. The pension plan’s assets by asset category are as follows:

	Year Ended December 27, 2015		Year Ended December 28, 2014
	Dollar	Percent	Dollar	Percent
Equity mutual funds	$14,138	69%	$14,829	69%
Fixed income mutual funds	5,215	25%	4,854	23%
Cash and cash equivalents	789	4%	1,037	5%
Other	418	2%	584	3%

Total	$20,560	100%	$21,304	100%

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

The following benefit payments, which reflect expected future services, as appropriate, are expected to be paid as follows:

	Pension	Postretirement
2016	$1,547	$426
2017	1,554	388
2018	1,565	403
2019	1,585	388
2020	1,607	378
2021-2025	8,374	1,794

Employer contribution expected to be paid during the year ending December 25, 2016	$—	$426

The postretirement plans are not funded.

The aggregate amount of net actuarial loss related to the Company’s pension and postretirement plans recognized in other comprehensive (loss) income as of December 27, 2015 was $3,158 of which $59 is expected to be amortized in 2016.

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

The Company’s participation in these plans for the year ended December 27, 2015, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employee Identification Number (EIN) and the three-digit plan number. Unless otherwise noted, the two most recent Pension Protection Act (PPA) zone statuses available are for the plans for the years ended December 27, 2015 and December 28, 2014, respectively. The zone status is based on information that the company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded; plans in the orange zone are both a) less than 80% funded and b) have an accumulated/expected funding deficiency in any of the next six plan years, net of any amortization extensions; plans in the yellow zone meet either one of the criteria mentioned in the orange zone; and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.

The Company makes all required contributions to these plans as determined under the respective CBAs. For each of the plans listed below, the Company’s contribution represented less than 5% of total contributions to the plan.

		Zone		FIP/RP Status	Contributions
	EIN Number/	Status		Pending/	(in thousands)			Surcharge	Expiration
Pension Plan Name	Plan Number	2015	2014	Implemented	2015	2014	2013	Imposed	Dates of CBAs
CWA/ITU Negotiated Pension Plan	13-6212879/001	Red	Red	Implemented	$12	$13	$12	No	Under negotiation
GCIU—Employer Retirement Benefit Plan (1)	91-6024903/001	Red	Red	Implemented	99	102	91	No	11/14/2016
The Newspaper Guild International Pension Plan (1)	52-1082662/001	Red	Red	Implemented	38	39	39	No	Under negotiation

Total					$149	$154	$142

(1)	This plan has elected to utilize special amortization provisions provided under the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010.

(16) Fair Value Measurement

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

The following table provides information for the Company’s major categories of financial assets and liabilities measured or disclosed at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
As of December 28, 2014
Assets
Cash and cash equivalents	$123,709	$—	$—	$123,709
Restricted cash	6,467	—	—	6,467
As of December 27, 2015
Assets
Cash and cash equivalents	$146,638	$—	$—	$146,638
Restricted cash	6,967	—	—	6,967

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

During the quarter ended September 29, 2013, certain intangible assets were written down to their implied fair value using Level 3 inputs. The valuation techniques and significant inputs and assumptions utilized to measure fair value are discussed in Note 7 “Goodwill and Intangible Assets”. The fair value of select advertiser relationships was $19,120, subscriber relationships $5,310, customer relationships $270, trade names was $270, and publication rights was $0 at September 29, 2013.

During the quarter ended December 29, 2013, the Company applied fresh start accounting which resulted in its assets and liabilities being recorded at their fair values utilizing Level 3 inputs as of November 6, 2013.

For the acquisitions during the quarters ended September 29, 2013, December 29, 2013, March 30, 2014, September 28, 2014, December 28, 2014, March 29, 2015, June 28, 2015, and September 27, 2015, the Company consolidated the assets and liabilities under the acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded at their fair value. Property, plant and equipment was valued using Level 2 inputs and intangible assets were valued using Level 3 inputs. Refer to Note 3 “Acquisitions and Dispositions” for discussion of the valuation techniques, significant inputs, assumptions utilized, and the fair value recognized.

During the quarter ended December 27, 2015, certain mastheads were written down to their implied fair value using Level 3 inputs. The valuation techniques and significant inputs and assumptions utilized to measure fair value are discussed in Note 7 “Goodwill and Intangible Assets”. The fair value of select mastheads was $37,550 at December 27, 2015.

Refer to Note 10 “Indebtedness” for the discussion on the fair value of the Company’s total long-term debt.

Refer to Note 15 “Pension and Postretirement Benefits” for the discussion on the fair value of the Company’s pension plan.

(17) Commitments and Contingencies

The Company is and may become involved from time to time in legal proceedings in the ordinary course of its business, including but not limited to with respect to such matters as libel, invasion of privacy, intellectual property infringement, wrongful termination actions and complaints alleging employment discrimination, and regulatory investigations and inquiries. In addition, the Company is involved from time to time in governmental and administrative proceedings concerning employment, labor, environmental and other claims. Insurance coverage mitigates potential loss for certain of these matters. Historically, such claims and proceedings have not had a material adverse effect on the Company’s consolidated results of operations or financial position. Although the Company is unable to predict with certainty the eventual outcome of any litigation, regulatory investigation or inquiry, in the opinion of management, the Company does not expect its current and any threatened legal proceedings to have a material adverse effect on the Company’s business, financial position or consolidated results of operations. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on the Company’s financial results.

Restricted cash at December 27, 2015 and December 28, 2014, in the aggregate amount of $6,967 and $6,467, respectively, is used to collateralize standby letters of credit in the name of the Company’s insurers in accordance with certain insurance policies and as cash collateral for certain business operations.

(18) Related-Party Transactions

As of December 29, 2013, Newcastle (an affiliate of FIG LLC (“Fortress”)) beneficially owned approximately 84.6% of the our outstanding common stock. On February 13, 2014, Newcastle completed the spin-off of the Company. On February 14, 2014 New Media became a separate, publicly traded company trading on the NYSE under the ticker symbol “NEWM”. As a result of the spin-off, the fees included in the Management Agreement with our Manager became effective. As of December 27, 2015, Fortress and its affiliates owned approximately 1.5% of the Company’s outstanding stock and approximately 39.5% of the Company’s outstanding warrants. The Company’s Manager holds 1,445,062 stock options of the Company’s stock as of December 27, 2015. During the years ended December 27, 2015 and December 28, 2014, Fortress and its affiliates were paid $879 and $368 in dividends, respectively.

In addition, the Company’s Chairman, Wesley Edens, is also the Co-Chairman of the board of directors of FIG LLC. The Company does not pay Mr. Edens a salary or any other form of compensation.

Our Chief Operating Officer owns an interest in a company from which we recognized revenue of $421, $355 and $117 during the years ended December 27, 2015, December 28, 2014 and December 29, 2013, respectively, for commercial printing services and managed information technology services which is included in commercial printing and other on the consolidated statement of operations and comprehensive income (loss).

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

The initial term of our Management Agreement will expire on March 6, 2018 and will be automatically renewed for one-year terms thereafter unless terminated either by the us or the Manager. From the commencement date of the Listing, the Manager is (a) entitled to receive from us a management fee, (b) eligible to receive incentive compensation that is based on the our performance and (c) eligible to receive options to purchase New Media Common Stock upon the successful completion of an offering of shares of the our Common Stock or any shares of preferred stock with an exercise price equal to the price per share paid by the public or other ultimate purchaser in the offering, see Note 13 “Earnings (Loss) Per Share”. In addition, we are obligated to reimburse certain expenses incurred by the Manager. The Manager is also entitled to receive a termination fee from us under certain circumstances.

The Company recognized $9,438 and $5,618 for management fees and $30,306 and $112 for incentive compensation within selling, general and administrative expense and $9,903 and $4,358 in management fees and $8,862 and $0 in incentive compensation was paid to Fortress during the years ended December 27, 2015 and December 28, 2014, respectively. In addition, the Company reimbursed Fortress for expenses of approximately $1,041 and $0 for the years ended December 27, 2015 and December 28, 2014 respectively. No management fees or incentive compensation was incurred during the year ended December 29, 2013.

GateHouse Management and Advisory Agreement

On November 26, 2013, New Media entered into the GateHouse Management and Advisory Agreement (the “GateHouse Management Agreement”) with GateHouse, pursuant to which New Media managed the assets and the day-to-day operations of GateHouse. New Media was responsible for, among other things (i) the purchase and sale of GateHouse’s investments (ii) the financing of GateHouse’s investments and (iii) investment advisory services. Such services may have been performed by the Manager.

The GateHouse Management Agreement had an initial three-year term and was to be automatically renewed for one-year terms thereafter unless terminated by New Media or Gate House. The GateHouse Management Agreement would have automatically terminated if the Management Agreement between New Media and the Manager was terminated.

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

Registration Rights Agreement with Omega

The Company entered into a registration rights agreement with Omega Advisors, Inc. and its affiliates (collectively, “Omega”). Under the terms of the registration rights agreement, subject to customary exceptions and limitations, the Company is required to use commercially reasonable efforts to file a registration statement (the “Registration Statement”) providing for the registration and sale by Omega of its New Media Common Stock acquired pursuant to the Plan (the “Registrable Securities”) (the “Shelf Registration”), subject to customary exceptions and limitations. Omega is entitled to initiate up to three offerings or sales with respect to some or all the Registrable Securities pursuant to the Shelf Registration.

Omega may only exercise its right to request Shelf Registrations if the Registrable Securities to be sold pursuant to such Shelf Registration are at least 3% of the then-outstanding New Media Common Stock.

(19) Discontinued Operations

For the Successor Company for the year ended December 27, 2015 and under the guidance adopted as a result of ASU No. 2014-08, there was no disposal that is required to be reported in discontinued operations. For the Successor Company for the year ended December 28, 2014, no material publications were discontinued.

In May 2013, the Predecessor Company disposed of a non wholly owned subsidiary in Chicago, Illinois. As a result, the asset, liability and noncontrolling interest carrying amounts of this subsidiary were derecognized. A loss of $1,146 was recognized in discontinued operations.

The net revenue for the Successor Company for the years ended December 27, 2015 and December 28, 2014, the two months ended December 29, 2013, and for the Predecessor Company for the ten months ended November 6, 2013 for the aforementioned discontinued operations were $0, $0, $0, and $394, respectively. Loss, net of income taxes of $0, for the Successor Company for the years ended December 27, 2015 and December 28, 2014, the two months ended December 29, 2013, and for the Predecessor Company for the ten months ended November 6, 2013 for the aforementioned discontinued operations was $0, $0, $0, and $1,034, respectively.

(20) Quarterly Results (unaudited)

	Quarter Ended March 29	Quarter Ended June 28	Quarter Ended September 27	Quarter Ended December 27
Year Ended December 27, 2015
Revenues	$250,617	$299,493	$312,056	$333,649
Gain on sale of assets	—	—	—	(57,072)
Mastheads impairment	—	—	—	4,800
Operating income (loss)	2,601	19,498	14,648	66,678
Income (loss) before income taxes	(6,392)	11,894	6,819	58,697
Net income (loss)	(6,066)	11,195	6,109	56,376
Basic income (loss) per share	$(0.14)	$0.25	$0.14	$1.26
Diluted income (loss) per share	$(0.14)	$0.25	$0.14	$1.26

	Quarter Ended March 30	Quarter Ended June 29	Quarter Ended September 28	Quarter Ended December 28
Year Ended December 28, 2014
Revenues	$142,033	$158,433	$165,061	$186,796
Operating income (loss)	(3,072)	7,374	4,578	17,476
Income (loss) before income taxes	(7,277)	(5,750)	62	12,473
Net income (loss)	(6,691)	(3,269)	(4,708)	11,463
Basic income (loss) per share	$(0.22)	$(0.11)	$(0.15)	$0.31
Diluted income (loss) per share	$(0.22)	$(0.11)	$(0.15)	$0.30

(21) Subsequent Events

Acquisitions

Dolan, LLC

On December 31, 2015, the Company completed its acquisition of the Business Information Division of Dolan LLC (“Dolan”) for $35,000 in cash, plus working capital. The Company funded the acquisition with cash on the balance sheet. Dolan is a leading provider of industry-specific news with 39 print and online publications and an audience of over 46 paid subscribers.

Times Publishing Company

On January 12, 2016, the Company completed its acquisition of substantially all of the publishing operations of the Times Publishing Company, including the Erie Times-News daily newspaper, for $11,500 in cash, plus the assumption of liabilities. The Company funded the acquisition with cash on the balance sheet. Erie Times-News is a dominant source of local news and advertising in Erie, PA with an average weekday circulation of over 39 and 55 on Sunday.

Dividends

On February 25, 2016, the Company announced a fourth quarter 2015 cash dividend of $0.33 per share of New Media Common Stock. The dividend will be paid on March 17, 2016, to shareholders of record as of the close of business on March 9, 2016.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 27, 2015, our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

Except for the changes noted below, there have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fourth quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company is currently engaged in refining the internal controls and processes relating to the acquisitions of Halifax Media Group, Stephens Media, The Columbus Dispatch, and the Monroe News with the Company’s internal controls and processes. The operating results of Halifax Media Group, Stephens Media, The Columbus Dispatch, and the Monroe News since the acquisition dates are included in the Company’s consolidated financial statements as of and for the year ended December 27, 2015 and constituted approximately $410.0 million of combined total assets as of December 27, 2015, and approximately $502.1 million of combined total revenue for the year then ended. Internal control over financial reporting of the Halifax Media Group, Stephens Media, The Columbus Dispatch, and the Monroe News have been excluded from the Company’s annual assessment of the effectiveness of the Company’s internal control over financial reporting in accordance with the general guidance issued by the SEC that an assessment of a recent business combination may be omitted from management’s report on internal control over financial reporting in the year of acquisition.

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

Under the supervision of our Chief Executive Officer and our Chief Financial Officer and with the participation of management, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control—Integrated Framework” (the “COSO” criteria) issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

As noted above, the Company has excluded from its assessment the internal control over financial reporting of recently acquired businesses in accordance with the general guidance issued by the Securities and Exchange Commission that an assessment of a recent business combination may be omitted from management’s report on internal control over financial reporting in the year of acquisition.

Based on an assessment of such criteria, management concluded that, as of December 27, 2015, we maintained effective internal control over financial reporting based on the COSO criteria.

The effectiveness of our internal control over financial reporting as of December 27, 2015, has been audited by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young LLP’s attestation report is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

New Media Investment Group Inc.

We have audited New Media Investment Group Inc. and subsidiaries’ internal control over financial reporting as of December 27, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). New Media Investment Group Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Halifax Media Group, Stephens Media, The Columbus Dispatch, and the Monroe News, that are included in the 2015 consolidated financial statements of New Media Investment Group Inc. and subsidiaries and constituted $410.0 million of total assets as of December 27, 2015 and $502.1 million of revenues for the year then ended. Our audit of internal control over financial reporting of New Media Investment Group Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of the Halifax Media Group, Stephens Media, The Columbus Dispatch, and the Monroe News.

In our opinion, New Media Investment Group Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 27, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of New Media Investment Group Inc. and subsidiaries as of

December 27, 2015 and December 28, 2014, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity (deficit) and cash flows for the year ended December 27, 2015, the year ended December 28, 2014, the period from November 7, 2013 to December 29, 2013, and the period from December 31, 2012 through November 6, 2013 (Predecessor) of New Media Investment Group Inc. and subsidiaries and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 25, 2016

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this Item 10 is incorporated into this report by reference to our proxy statement to be issued in connection with our 2016 Annual Meeting of Stockholders under the headings “Election of Directors,” “Executive Officers,” “Corporate Governance Principles and Board Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which proxy statement will be filed within 120 days after the year ended December 27, 2015.

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. Our Code of Business Conduct and Ethics also applies to all of our other employees and, as set forth therein, to our directors. Our Code of Business Conduct and Ethics is posted on our website at www.ir.newmediainv.com under Investor Relations/Corporate Governance. We intend to satisfy any disclosure requirements pursuant to Item 5.05 of Form 8-K regarding any amendment to, or a waiver from, certain provisions of our Code of Business Conduct and Ethics by posting such information on our website under Investor Relations/Corporate Governance.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated into this report by reference to our proxy statement to be issued in connection with our 2016 Annual Meeting of Stockholders, under the headings “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Compensation of Executive Officers,” which proxy statement will be filed within 120 days after the year ended December 27, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by this Item 12 is incorporated into this report by reference to our proxy statement to be issued in connection with our 2016 Annual Meeting of Stockholders, under the heading “Common Stock Ownership of Certain Beneficial Owners and Management,” which proxy statement will be filed within 120 days after the year ended December 27, 2015.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 27, 2015

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	16,211,177
Equity compensation plans not approved by security holders	—	—	—

Totals	—		16,211,177

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated into this report by reference to our proxy statement to be issued in connection with our 2016 Annual Meeting of Stockholders, under the headings “Related Person Transactions” and “Corporate Governance Principles” and “Board Matters,” which proxy statement will be filed within 120 days after the year ended December 27, 2015.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated into this report by reference to our proxy statement to be issued in connection with our 2016 Annual Meeting of Stockholders, under the heading “Matters Relating to the Independent Registered Public Accounting Firm,” which proxy statement will be filed within 120 days after the year ended December 27, 2015.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

(1) Financial Statements

The financial statements required by this Item 15 are set forth in Part II, Item 8 of this report.

(2) Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts.

New Media Investment Group Inc.

Valuation and Qualifying Accounts

(In Thousands)

Description	Balance at Beginning of Period	Charges to Earnings		Charges to Other Accounts		Deductions		Balance at End of Period
Allowance for doubtful accounts
Year ended December 27, 2015	$3,462	$1,906		$—		$(889	)(1)	$4,479
Year ended December 28, 2014	$349	$3,232		$—		$(119	)(1)	$3,462
Two months ended December 29, 2013	$—	$349		$—		$—		$349
Ten months ended November 6, 2013	$2,456	$1,635		$—		$(186	)(1)	$3,905
Deferred tax valuation allowance
Year ended December 27, 2015	$139,936	$(26,660)		$(512	)(5)	$—		$112,764
Year ended December 28, 2014	$164,770	$(26,762	)(2)	$1,928	(5)	$—		$139,936
Two months ended December 29, 2013	$166,912	$(2,142)		$—		$—		$164,770
Ten months ended November 6, 2013	$444,591	$(59,839)		$(20,412	)(3)	$(197,428	)(4)	$166,912

(1)	Amounts are primarily related to the write off of fully reserved accounts receivable.
(2)	Amount is primarily attributable to finalization of tax attribute reduction adjustments from the cancellation of indebtedness.
(3)	Amount is primarily related to the tax effects of the change in derivative value and is recorded in accumulated other comprehensive income (loss).
(4)	Amount primarily relates to the reduction of tax attributes related to the cancellation of indebtedness and other fresh start adjustments.
(5)	Amount relates to a valuation allowance for a pension actuarial loss recorded in accumulated other comprehensive income (loss).

All other schedules are omitted because the conditions requiring their filing do not exist, or because the required information is provided in the consolidated financial statements, including the notes thereto.

(b) Exhibits. The following Exhibits are filed as a part of this report:

Exhibit No.	Description

2.1	Share Purchase Agreement, dated as of January 28, 2007, by and among SureWest Communications, as Seller, SureWest Directories and GateHouse Media, Inc., as Purchaser (incorporated herein by reference to Exhibit 2.1 to GateHouse Media, Inc.’s Current Report on Form 8-K, filed March 1, 2007).

2.2	Amended and Restated Asset Purchase Agreement, dated April 12, 2007, by and among Gannett Satellite Information Network, Inc., Gannett River States Publishing Corporation, Pacific and Southern Company, Inc., Federated Publications, Inc., Media West—GSI, Inc., Media West—GRS, Inc., as Sellers, and GateHouse Media Illinois Holdings, Inc., as Buyer, and GateHouse Media, Inc., as Buyer guarantor (incorporated herein by reference to Exhibit 2.1 to GateHouse Media, Inc’s Current Report on Form 8-K, filed May 8, 2007).

2.3	Asset Purchase Agreement, dated April 12, 2007, by and among Gannett Satellite Information Network, Inc., Media West—GSI, Inc., as Sellers, GateHouse Media Illinois Holdings, Inc., as Buyer, and GateHouse Media, Inc., as Buyer guarantor (incorporated herein by reference to Exhibit 2.2 to GateHouse Media, Inc’s Current Report on Form 8-K, filed May 8, 2007).

2.4	Stock Purchase Agreement dated as of June 28, 2013 by and among Dow Jones Ventures VII, Inc., Dow Jones Local Media Group, Inc., Newcastle Investment Corp. and Dow Jones & Company, Inc. (incorporated herein by reference to Exhibit 2.7 to New Media Investment Group Inc.’s Registration Statement on Form 10/A (File No. 001-36097), filed November 8, 2013).

2.5	Debtors’ Joint Prepackaged Chapter 11 Plan (incorporated herein by reference to Exhibit 2.8 to New Media Investment Group Inc.’s Registration Statement on Form 10/A (File No. 001-36097), filed November 8, 2013).

2.6	Debtors’ Findings of Fact and Conclusions of Law and Order Approving Debtors’ Disclosure Statement For, and Confirming, Debtors’ Joint Prepackaged Chapter 11 Plan (incorporated herein by reference to Exhibit 2.9 to New Media Investment Group Inc.’s Registration Statement on Form 10/A (File No. 001-36097), filed November 8, 2013).

2.7	Asset Purchase Agreement, dated as of July 22, 2014, among The Providence Journal Company, as Seller, and LMG Rhode Island Holdings, Inc., as Buyer (incorporated herein by reference to Exhibit 2.1 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed September 3, 2014).

2.8	Asset Purchase Agreement dated as of November 20, 2014, by and among Cummings Acquisition, Inc. and the sellers party thereto (incorporated by reference to Exhibit 2.1 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed November 28, 2014).

2.9	Amendment to the Asset Purchase Agreement, dated as of January 9, 2015, by and among Cummings Acquisition, Inc. and the sellers party thereto (incorporated herein by reference to Exhibit 2.2 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed January 12, 2015).

2.10	Asset Purchase Agreement dated as of February 19, 2015, by and among DB Acquisition, Inc. and the sellers party thereto (incorporated by reference to Exhibit 2.1 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed February 23, 2015).

2.11	Asset Purchase Agreement dated as of June 3, 2015, by and among The Dispatch Printing Company, Consumer News Services, Inc., Dispatch Consumer Services, Inc. , GateHouse Media Ohio Holdings II, Inc. and GateHouse Media Operating, LLC (incorporated by reference to Exhibit 2.1 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed June 15, 2015).

Exhibit No.	Description

**2.12‡

Amended and Restated Share Purchase Agreement effective as of December 10, 2015, by and among DB Acquisition, Inc., Las Vegas Review-Journal, Inc. (fka DB Nevada Holdings, Inc) and News + Media Capital Group LLC (included herewith).

3.1	Amended and Restated Certificate of Incorporation of New Media Investment Group Inc. (incorporated herein by reference to Exhibit 3.1 to New Media Investment Group Inc.’s Registration Statement on Form S-1/A (Registration No. 333-192736), filed January 15, 2014).

3.2	Amended and Restated Bylaws of New Media Investment Group Inc. (incorporated herein by reference to Exhibit 3.2 to New Media Investment Group Inc.’s Registration Statement on Form S-1/A (Registration No. 333-192736), filed January 15, 2014).

4.1	Form of Registration Rights Agreement between New Media Investment Group Inc. and Omega Advisors, Inc. (incorporated herein by reference to Exhibit 4.5 to New Media Investment Group Inc.’s Registration Statement on Form 10/A (File No. 001-36097), filed November 8, 2013).

4.2	Global Warrant Certificate of New Media Investment Group Inc. (included in Exhibit 10.15).

4.3	Global Warrant Certificate of New Media Investment Group Inc. (amended) (included in Exhibit 10.23).

*10.1	Liberty Group Publishing, Inc. Publisher’s Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.2 to GateHouse Media, Inc’s Registration Statement on Form S-1 (Registration No. 333-135944), filed July 21, 2006).

*10.2	Liberty Group Publishing, Inc. Executive Benefit Plan (incorporated herein by reference to Exhibit 10.3 to GateHouse Media, Inc’s Registration Statement on Form S-1 (Registration No. 333-135944), filed July 21, 2006).

*10.3	Liberty Group Publishing, Inc. Executive Deferral Plan (incorporated herein by reference to Exhibit 10.4 to GateHouse Media, Inc’s Registration Statement on Form S-1 (Registration No. 333-135944), filed July 21, 2006).

10.4	Form of Indemnification Agreement to be entered into by New Media Investment Group Inc. with each of its executive officers and directors (incorporated herein by reference to Exhibit 10.11 to New Media Investment Group Inc.’s Registration Statement on Form 10/A (File No. 001-36097), filed November 8, 2013).

10.5	License Agreement, dated as of February 28, 2007, by and between SureWest Communications and GateHouse Media, Inc. (incorporated herein by reference to Exhibit 10.1 to GateHouse Media, Inc.’s Current Report on Form 8-K (Items 1.01, 2.01, and 9.01), filed March 1, 2007).

10.6	Amended and Restated Credit Agreement, dated as of February 27, 2007, among GateHouse Media Holdco, Inc., as Holdco, GateHouse Media Operating, Inc., as the Company, GateHouse Media Massachusetts I, Inc., GateHouse Media Massachusetts II, Inc., and ENHE Acquisition, LLC, as Subsidiary Borrowers, the Domestic Subsidiaries of Holdco from time to time Parties thereto, as Guarantors, the Lenders Parties thereto, Goldman Sachs Credit Partners L.P., as Syndication Agent, Morgan Stanley Senior Funding, Inc., and BMO Capital Markets Financing, Inc., as co-documentation Agents and Cortland Products Corp., as successor to Wells Fargo Bank, as Administrative Agent, Wachovia Capital Markets, LLC, as Goldman Sachs Credit Partners, L.P., General Electric Capital Corporation and Morgan Stanley Senior Funding, Inc., as Joint Lead Arrangers and Joint Book Runners (incorporated herein by reference to Exhibit 10.1 to GateHouse Media, Inc.’s Current Report on Form 8-K (Items 1.01, 2.03, and 9.01), filed March 1, 2007).

Exhibit No.	Description

10.7	Amended and Restated Security Agreement, dated as of February 28, 2007, among GateHouse Media Holdco, Inc., as Holdco, GateHouse Media Operating, Inc., as the Company, GateHouse Media Massachusetts I, Inc., GateHouse Media Massachusetts II, Inc., and ENHE Acquisition, LLC, as Subsidiary Borrowers, the Domestic Subsidiaries of Holdco from time to time Parties thereto, as Guarantors, and Wells Fargo Bank, as Administrative Agent, Wachovia Capital Markets, LLC, as Goldman Sachs Credit Partners, L.P., General Electric Capital Corporation and Morgan Stanley Senior Funding, Inc., as Joint Lead Arrangers and Joint Book Runners (incorporated herein by reference to Exhibit 10.2 to GateHouse Media, Inc.’s Current Report on Form 8-K (Items 1.01, 2.03, and 9.01), filed March 1, 2007).

10.8	Amended and Restated Pledge Agreement, dated as of February 28, 2007, among GateHouse Media Holdco, Inc., as Holdco, GateHouse Media Operating, Inc., as the Company, GateHouse Media Massachusetts I, Inc., GateHouse Media Massachusetts II, Inc., and ENHE Acquisition, LLC, as Subsidiary Borrowers, the Domestic Subsidiaries of Holdco from time to time Parties thereto, as Guarantors, and Wells Fargo Bank, as Administrative Agent, for the several banks and other financial institutions as may from time to time becomes parties to such Credit Agreement (incorporated herein by reference to Exhibit 10.3 to GateHouse Media, Inc.’s Current Report on Form 8-K (Items 1.01, 2.03, and 9.01), filed March 1, 2007).

10.9	First Amendment to Amended and Restated Credit Agreement, dated as of May 7, 2007, by and among GateHouse Media Holdco, Inc., as Holdco, GateHouse Media Operating, Inc., as the Company, GateHouse Media Massachusetts I, Inc., GateHouse Media Massachusetts II, Inc. and ENHE Acquisition, LLC, as Subsidiary Borrowers, the Domestic Subsidiaries of Holdco from time to time Parties thereto, as Guarantors, the Lenders Parties thereto, and Wells Fargo Bank, as Administrative Agent (incorporated herein by reference to Exhibit 99.1 to GateHouse Media, Inc.’s Current Report on Form 8-K, filed May 11, 2007).

10.10	Second Amendment to Amended and Restated Credit Agreement, dated as of February 3, 2009, by and among GateHouse Media Holdco, Inc., as Holdco, GateHouse Media Operating, Inc., as the Company, GateHouse Media Massachusetts I, Inc., GateHouse Media Massachusetts II, Inc. and ENHE Acquisition, LLC, as Subsidiary Borrowers, the Domestic Subsidiaries of Holdco from time to time Parties thereto, as Guarantors, the Lenders Parties thereto, and Wells Fargo Bank, as Administrative Agent (incorporated herein by reference to Exhibit 99.1 to GateHouse Media, Inc.’s Current Report on Form 8-K, filed February 5, 2009).

*10.11	Employment Agreement dated as of January 9, 2009, by and among GateHouse Media, Inc., GateHouse Media Operating Inc., and Kirk Davis (incorporated herein by reference to Exhibit 10.1 to GateHouse Media, Inc.’s Current Report on Form 8-K, filed January 9, 2009).

*10.12	Form of amendment to Employment Agreement for Kirk Davis (incorporated herein by reference to Exhibit 10.23 to GateHouse Media, Inc.’s Annual Report on Form 10-K, filed March 8, 2012).

10.13	Agency Succession and Amendment Agreement, dated as of March 30, 2011 by and among GateHouse Media Holdco, Inc., GateHouse Media Operating, Inc., GateHouse Media Massachusetts I, Inc., GateHouse Media Massachusetts II, Inc., ENHE Acquisition, LLC, each of those domestic subsidiaries of Holdco identified as a “Guarantor” on the signature pages of the Credit Agreement, Wells Fargo Bank, N.A., successor-by-merger to Wachovia Bank, National Association, as the resigning Administrative Agent, and the Successor Agent (incorporated herein by reference to Exhibit 99.1 to GateHouse Media, Inc.’s Current Report on Form 8-K, filed April 7, 2011).

Exhibit No.	Description

10.14	Credit Amendment, dated as of September 3, 2013, by and among GateHouse Media Holdco, Inc. (“Holdco”), GateHouse Media Operating, Inc., GateHouse Media Massachusetts I, Inc., GateHouse Media Massachusetts II, Inc. and ENHE Acquisition, LLC, those subsidiaries of Holdco party hereto as Guarantors and the Required Lenders party hereto (incorporated herein by reference to Exhibit 4.3 to GateHouse Media, Inc’s Current Report on Form 8-K, filed September 11, 2013).

10.15	Warrant Agreement dated as of November 26, 2013 between New Media Investment Group Inc. and American Stock Transfer & Trust Company, LLC (incorporated herein by reference to Exhibit 10.27 to New Media Investment Group Inc.’s Registration Statement on Form S-1 (Registration No. 333-192736), filed December 10, 2013).

10.16	Form of Management Agreement between New Media Investment Group Inc. and FIG LLC (incorporated herein by reference to Exhibit 10.28 to New Media Investment Group Inc.’s Registration Statement on Form 10 (File No. 001-36097), filed September 27, 2013).

10.17	Contribution Agreement dated November 26, 2013 between Newcastle Investment Corp. and New Media Investment Group Inc. (incorporated herein by reference to Exhibit 10.29 to New Media Investment Group Inc.’s Registration Statement on Form S-1 (Registration No. 333-192736), filed December 10, 2013).

10.18	Form of Cooperation Agreement between Newcastle Investment Corp. and New Media Investment Group Inc. (incorporated herein by reference to Exhibit 10.30 to New Media Investment Group Inc.’s Registration Statement on Form 10/A (File No. 001-36097), filed November 8, 2013).

10.19	Form of Assignment Agreement between Newcastle Investment Corp. and New Media Investment Group Inc. (incorporated herein by reference to Exhibit 10.31 to New Media Investment Group Inc.’s Registration Statement on Form 10/A (File No. 001-36097), filed November 8, 2013).

10.20	Revolving Credit, Term Loan and Security Agreement, dated as of November 26, 2013 by and among GateHouse Media, Inc., GateHouse Media Intermediate Holdco, Inc., certain wholly-owned subsidiaries of GateHouse Media Intermediate Holdco, Inc., PNC Bank, National Association, as the administrative agent, Crystal Financial LLC, as term loan B agent, and each of the lenders party thereto (incorporated herein by reference to Exhibit 10.33 to New Media Investment Group Inc.’s Registration Statement on Form S-1 (Registration No. 333-192736), filed December 10, 2013).

10.21	Term Loan and Security Agreement dated November 26, 2013 by and among GateHouse Media, Inc., GateHouse Media Intermediate Holdco Inc., certain wholly-owned subsidiaries of GateHouse Media Intermediate Holdco, Inc., Mutual Quest Fund and each of the lenders party thereto (incorporated herein by reference to Exhibit 10.34 to New Media Investment Group Inc.’s Registration Statement on Form S-1 (Registration No. 333-192736), filed December 10, 2013).

*10.22	New Media Investment Group Inc. Nonqualified Stock Option and Incentive Award Plan (incorporated herein by reference to Exhibit 10.1 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed February 7, 2014).

10.23	Amended and Restated Warrant Agreement dated January 15, 2014 between New Media Investment Group Inc. and American Stock & Transfer Company, LLC (incorporated herein by reference to Exhibit 10.37 to New Media Investment Group Inc.’s Registration Statement on Form S-1/A (Registration No. 333-192736), filed January 28, 2014).

*10.24	Form of New Media Investment Group Inc. Non-Officer Director Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.2 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed February 7, 2014).

Exhibit No.	Description

10.25	Amended and Restated Management Agreement, dated as of February 14, 2014, between New Media Investment Group Inc. and FIG LLC (incorporated by reference to Exhibit 10.37 of New Media Investment Group Inc.’s Annual Report on Form 10-K, filed March 19, 2014).

*10.26	Form of Nonqualified Stock Option Agreement between New Media Investment Group Inc. and Fortress Operating Entity I LP (incorporated by reference to Exhibit 10.37 of New Media Investment Group Inc.’s Annual Report on Form 10-K, filed March 19, 2014)

*10.27	Form of Tandem Award Agreement between New Media Investment Group Inc. and FIG LLC (incorporated by reference to Exhibit 10.37 of New Media Investment Group Inc.’s Annual Report on Form 10-K, filed March 19, 2014)

10.28	Credit Agreement, dated as of June 4, 2014 among New Media Holdings I LLC, New Media Holdings II LLC, the several banks and other financial institutions or entities from time to time parties to this Agreement, as the Lenders, RBS Citizens, N.A. and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners, Credit Suisse AG, Cayman Islands Branch, as Syndication Agent, and Citizens Bank of Pennsylvania, together with any successor appointed in accordance with Section 8.9 of the Credit Agreement, as Administrative Agent (incorporated by reference to Exhibit 10.40 to New Media Investment Group Inc.’s Quarterly Report on Form 10-Q for the period ended June 29, 2014, filed July 31, 2014).

10.29	Pledge Agreement, dated as of June 4, 2014 among New Media Holdings II LLC, New Media Holdings I LLC, each of the subsidiary guarantors from time to time party thereto and Citizens Bank of Pennsylvania, in its capacity as Administrative Agent (incorporated by reference to Exhibit 10.41 to New Media Investment Group Inc.’s Quarterly Report on Form 10-Q for the period ended June 29, 2014, filed July 31, 2014).

10.30	Guarantee Agreement, dated as of June 4, 2014 made by New Media Holdings I LLC, each of the other guarantors party thereto in favor of Citizens Bank of Pennsylvania, as Administrative Agent (incorporated by reference to Exhibit 10.42 to New Media Investment Group Inc.’s Quarterly Report on Form 10-Q for the period ended June 29, 2014, filed July 31, 2014).

10.31	Security Agreement, dated as of June 4, 2014 among New Media Holdings I LLC, New Media Holdings II LLC, each of the subsidiary guarantors from time to time party thereto and Citizens Bank of Pennsylvania, in its capacity as Administrative Agent (incorporated by reference to Exhibit 10.43 to New Media Investment Group Inc.’s Quarterly Report on Form 10-Q for the period ended June 29, 2014, filed July 31, 2014).

10.32	Amendment to Credit Agreement, dated as of July 17, 2014 between Citizens Bank of Pennsylvania, New Media Holdings II LLC and New Media Holdings I LLC (incorporated by reference to Exhibit 10.44 to New Media Investment Group Inc.’s Quarterly Report on Form 10-Q for the period ended June 29, 2014, filed July 31, 2014).

10.33	First Amendment to Credit Agreement, dated as of September 3, 2014, among New Media Holdings I LLC, New Media Holdings II LLC, the loan parties party thereto, the several banks and other financial institutions or entities party thereto as incremental term lenders, and Citizens Bank of Pennsylvania, as administrative agent (incorporated by reference to Exhibit 10.1 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed September 3, 2014).

10.34	Second Amendment to Credit Agreement, dated as of November 20, 2014, among New Media Holdings I LLC, New Media Holdings II LLC, the loan parties party thereto, the lenders party thereto, and Citizens Bank of Pennsylvania, as administrative agent (incorporated by reference to Exhibit 10.1 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed November 28, 2014).

Exhibit No.	Description

10.35	Parent Guaranty, dated as of November 20, 2014, among New Media Investment Group Inc., New Media Holdings I LLC and the sellers party thereto (incorporated by reference to Exhibit 10.1 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed November 28, 2014).

10.36	Third Amendment to Credit Agreement, dated as of January 9, 2015, among New Media Holdings I LLC, New Media Holdings II LLC, the loan parties party thereto, the several banks and other financial institutions or entities party thereto as incremental term lenders, the revolving credit lenders and Citizens Bank of Pennsylvania, as administrative agent (incorporated herein by reference to Exhibit 10.1 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed January 12, 2015).

10.37	Fourth Amendment to Credit Agreement, dated as of February 13, 2015, among New Media Holdings I LLC, New Media Holdings II LLC, the loan parties party thereto, the term loan lenders, the other lenders party thereto and Citizens Bank of Pennsylvania, as administrative agent (incorporated by reference to Exhibit 10.1 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed February 20, 2015).

10.38	Parent Guaranty, dated as of February 19, 2015, among New Media Investment Group Inc., New Media Holdings I LLC and the sellers party thereto (incorporated by reference to Exhibit 10.1 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed February 23, 2015).

10.39	Amended and Restated Management and Advisory Agreement, dated March 6, 2015, between New Media Investment Group Inc. and FIG LLC. (incorporated by reference to Exhibit 10.39 to New Media Investment Group Inc.’s Annual Report on Form 10-K, filed March 6, 2015).

10.40	Fifth Amendment to Credit Agreement, dated as of March 6, 2015, among New Media Holdings I LLC, New Media Holdings II LLC, the loan parties party thereto, HSBC Bank USA, National Association and Deutsche Bank AG New York Branch as additional lenders and Citizens Bank of Pennsylvania, as administrative agent (incorporated by reference to Exhibit 10.1 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed March 12, 2015).

10.41	Sixth Amendment to Credit Agreement, dated as of May 29, 2015, among New Media Holdings I LLC, New Media Holdings II LLC, the loan parties party thereto, the several banks and other financial institutions party thereto as the incremental term lenders and Citizens Bank of Pennsylvania, as administrative agent (incorporated by reference to Exhibit 10.1 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed June 2, 2015).

**21	Subsidiaries of New Media Investment Group Inc. (included herewith).

**23	Consent of Ernst & Young LLP (included herewith).

**31.1	Rule 13a-14(a)/15d-14(d) Certification of Principal Executive Officer under the Securities Exchange Act of 1934 (included herewith).

**31.2	Rule 13a-14(a)/15d-14(d) Certification of Principal Financial Officer under the Securities Exchange Act of 1934 (included herewith).

**32.1	Section 1350 Certification (included herewith).

**32.2	Section 1350 Certification (included herewith).

** 101.INS	XBRL Instance Document

** 101.SCH	XBRL Taxonomy Extension Schema

** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit No.	Description

** 101.DEF	XBRL Taxonomy Extension Definition Linkbase

** 101.LAB	XBRL Taxonomy Extension Label Linkbase

** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Asterisks identify management contracts and compensatory plans or arrangements.
**	Furnished electronically herewith.
‡	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. New Media hereby undertakes to supplementally furnish copies of any of the omitted schedules upon request by the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW MEDIA INVESTMENT GROUP INC.

By:	/s/ MICHAEL E. REED
Michael E. Reed Chief Executive Officer

February 25, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WESLEY R. EDENS	Chairman of the Board	February 25, 2016
Wesley R. Edens

/s/ MICHAEL E. REED	Chief Executive Officer and Director	February 25, 2016
Michael E. Reed	(Principal Executive Officer)

/s/ GREGORY W. FREIBERG	Chief Financial Officer and Chief Accounting Officer	February 25, 2016
Gregory W. Freiberg	(Principal Financial and Accounting Officer)

/s/ KEVIN M. SHEEHAN	Director	February 25, 2016
Kevin M. Sheehan

/s/ THEODORE P. JANULIS	Director	February 25, 2016
Theodore P. Janulis

/s/ LAURENCE TARICA	Director	February 25, 2016
Laurence Tarica