Form 10-K/A
period 2015-12-27
New Media Investment Group Inc.
filed 2016-02-26
CIK 1579684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed to amend our Annual Report on Form 10-K for the year ended December 27, 2015 (the “Original Filing”), filed with the U.S. Securities and Exchange Commission on February 25, 2016 (the “Original Filing Date”). The sole purpose of this Amendment No. 1 is to amend the XBRL interactive data files to correct for XBRL rendering errors that were inadvertently included in the Original Filing.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as described above, no other changes have been made to the Original Filing, and this Amendment No. 1 does not modify, amend or update in any way any of the financial or other information contained in the Original Filing.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

(1)	List of Exhibits

See Index to Exhibits in paragraph (b) below.

(b) Exhibits. The following Exhibits are filed as a part of this report:

Exhibit No.	Description

2.1	Share Purchase Agreement, dated as of January 28, 2007, by and among SureWest Communications, as Seller, SureWest Directories and GateHouse Media, Inc., as Purchaser (incorporated herein by reference to Exhibit 2.1 to GateHouse Media, Inc.’s Current Report on Form 8-K, filed March 1, 2007).

2.2	Amended and Restated Asset Purchase Agreement, dated April 12, 2007, by and among Gannett Satellite Information Network, Inc., Gannett River States Publishing Corporation, Pacific and Southern Company, Inc., Federated Publications, Inc., Media West—GSI, Inc., Media West—GRS, Inc., as Sellers, and GateHouse Media Illinois Holdings, Inc., as Buyer, and GateHouse Media, Inc., as Buyer guarantor (incorporated herein by reference to Exhibit 2.1 to GateHouse Media, Inc’s Current Report on Form 8-K, filed May 8, 2007).

2.3	Asset Purchase Agreement, dated April 12, 2007, by and among Gannett Satellite Information Network, Inc., Media West—GSI, Inc., as Sellers, GateHouse Media Illinois Holdings, Inc., as Buyer, and GateHouse Media, Inc., as Buyer guarantor (incorporated herein by reference to Exhibit 2.2 to GateHouse Media, Inc’s Current Report on Form 8-K, filed May 8, 2007).

2.4	Stock Purchase Agreement dated as of June 28, 2013 by and among Dow Jones Ventures VII, Inc., Dow Jones Local Media Group, Inc., Newcastle Investment Corp. and Dow Jones & Company, Inc. (incorporated herein by reference to Exhibit 2.7 to New Media Investment Group Inc.’s Registration Statement on Form 10/A (File No. 001-36097), filed November 8, 2013).

2.5	Debtors’ Joint Prepackaged Chapter 11 Plan (incorporated herein by reference to Exhibit 2.8 to New Media Investment Group Inc.’s Registration Statement on Form 10/A (File No. 001-36097), filed November 8, 2013).

2.6	Debtors’ Findings of Fact and Conclusions of Law and Order Approving Debtors’ Disclosure Statement For, and Confirming, Debtors’ Joint Prepackaged Chapter 11 Plan (incorporated herein by reference to Exhibit 2.9 to New Media Investment Group Inc.’s Registration Statement on Form 10/A (File No. 001-36097), filed November 8, 2013).

2.7	Asset Purchase Agreement, dated as of July 22, 2014, among The Providence Journal Company, as Seller, and LMG Rhode Island Holdings, Inc., as Buyer (incorporated herein by reference to Exhibit 2.1 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed September 3, 2014).

2.8	Asset Purchase Agreement dated as of November 20, 2014, by and among Cummings Acquisition, Inc. and the sellers party thereto (incorporated by reference to Exhibit 2.1 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed November 28, 2014).

2.9	Amendment to the Asset Purchase Agreement, dated as of January 9, 2015, by and among Cummings Acquisition, Inc. and the sellers party thereto (incorporated herein by reference to Exhibit 2.2 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed January 12, 2015).

2.10	Asset Purchase Agreement dated as of February 19, 2015, by and among DB Acquisition, Inc. and the sellers party thereto (incorporated by reference to Exhibit 2.1 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed February 23, 2015).

Exhibit No.	Description

2.11	Asset Purchase Agreement dated as of June 3, 2015, by and among The Dispatch Printing Company, Consumer News Services, Inc., Dispatch Consumer Services, Inc. , GateHouse Media Ohio Holdings II, Inc. and GateHouse Media Operating, LLC (incorporated by reference to Exhibit 2.1 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed June 15, 2015).

***2.12	Amended and Restated Share Purchase Agreement dated as of February 23, 2016, by and among DB Acquisition, Inc., Las Vegas Review-Journal, Inc. (fka DB Nevada Holdings, Inc) and News + Media Capital Group LLC.

3.1	Amended and Restated Certificate of Incorporation of New Media Investment Group Inc. (incorporated herein by reference to Exhibit 3.1 to New Media Investment Group Inc.’s Registration Statement on Form S-1/A (Registration No. 333-192736), filed January 15, 2014).

3.2	Amended and Restated Bylaws of New Media Investment Group Inc. (incorporated herein by reference to Exhibit 3.2 to New Media Investment Group Inc.’s Registration Statement on Form S-1/A (Registration No. 333-192736), filed January 15, 2014).

4.1	Form of Registration Rights Agreement between New Media Investment Group Inc. and Omega Advisors, Inc. (incorporated herein by reference to Exhibit 4.5 to New Media Investment Group Inc.’s Registration Statement on Form 10/A (File No. 001-36097), filed November 8, 2013).

4.2	Global Warrant Certificate of New Media Investment Group Inc. (included in Exhibit 10.15).

4.3	Global Warrant Certificate of New Media Investment Group Inc. (amended) (included in Exhibit 10.23).

*10.1	Liberty Group Publishing, Inc. Publisher’s Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.2 to GateHouse Media, Inc’s Registration Statement on Form S-1 (Registration No. 333-135944), filed July 21, 2006).

*10.2	Liberty Group Publishing, Inc. Executive Benefit Plan (incorporated herein by reference to Exhibit 10.3 to GateHouse Media, Inc’s Registration Statement on Form S-1 (Registration No. 333-135944), filed July 21, 2006).

*10.3	Liberty Group Publishing, Inc. Executive Deferral Plan (incorporated herein by reference to Exhibit 10.4 to GateHouse Media, Inc’s Registration Statement on Form S-1 (Registration No. 333-135944), filed July 21, 2006).

10.4	Form of Indemnification Agreement to be entered into by New Media Investment Group Inc. with each of its executive officers and directors (incorporated herein by reference to Exhibit 10.11 to New Media Investment Group Inc.’s Registration Statement on Form 10/A (File No. 001-36097), filed November 8, 2013).

10.5	License Agreement, dated as of February 28, 2007, by and between SureWest Communications and GateHouse Media, Inc. (incorporated herein by reference to Exhibit 10.1 to GateHouse Media, Inc.’s Current Report on Form 8-K (Items 1.01, 2.01, and 9.01), filed March 1, 2007).

10.6	Amended and Restated Credit Agreement, dated as of February 27, 2007, among GateHouse Media Holdco, Inc., as Holdco, GateHouse Media Operating, Inc., as the Company, GateHouse Media Massachusetts I, Inc., GateHouse Media Massachusetts II, Inc., and ENHE Acquisition, LLC, as Subsidiary Borrowers, the Domestic Subsidiaries of Holdco from time to time Parties thereto, as Guarantors, the Lenders Parties thereto, Goldman Sachs Credit Partners L.P., as Syndication Agent, Morgan Stanley Senior Funding, Inc., and BMO Capital Markets Financing, Inc., as co-documentation Agents and Cortland Products Corp., as successor to Wells Fargo Bank, as

Exhibit No.	Description
Administrative Agent, Wachovia Capital Markets, LLC, as Goldman Sachs Credit Partners, L.P., General Electric Capital Corporation and Morgan Stanley Senior Funding, Inc., as Joint Lead Arrangers and Joint Book Runners (incorporated herein by reference to Exhibit 10.1 to GateHouse Media, Inc.’s Current Report on Form 8-K (Items 1.01, 2.03, and 9.01), filed March 1, 2007).

10.7	Amended and Restated Security Agreement, dated as of February 28, 2007, among GateHouse Media Holdco, Inc., as Holdco, GateHouse Media Operating, Inc., as the Company, GateHouse Media Massachusetts I, Inc., GateHouse Media Massachusetts II, Inc., and ENHE Acquisition, LLC, as Subsidiary Borrowers, the Domestic Subsidiaries of Holdco from time to time Parties thereto, as Guarantors, and Wells Fargo Bank, as Administrative Agent, Wachovia Capital Markets, LLC, as Goldman Sachs Credit Partners, L.P., General Electric Capital Corporation and Morgan Stanley Senior Funding, Inc., as Joint Lead Arrangers and Joint Book Runners (incorporated herein by reference to Exhibit 10.2 to GateHouse Media, Inc.’s Current Report on Form 8-K (Items 1.01, 2.03, and 9.01), filed March 1, 2007).

10.8	Amended and Restated Pledge Agreement, dated as of February 28, 2007, among GateHouse Media Holdco, Inc., as Holdco, GateHouse Media Operating, Inc., as the Company, GateHouse Media Massachusetts I, Inc., GateHouse Media Massachusetts II, Inc., and ENHE Acquisition, LLC, as Subsidiary Borrowers, the Domestic Subsidiaries of Holdco from time to time Parties thereto, as Guarantors, and Wells Fargo Bank, as Administrative Agent, for the several banks and other financial institutions as may from time to time becomes parties to such Credit Agreement (incorporated herein by reference to Exhibit 10.3 to GateHouse Media, Inc.’s Current Report on Form 8-K (Items 1.01, 2.03, and 9.01), filed March 1, 2007).

10.9	First Amendment to Amended and Restated Credit Agreement, dated as of May 7, 2007, by and among GateHouse Media Holdco, Inc., as Holdco, GateHouse Media Operating, Inc., as the Company, GateHouse Media Massachusetts I, Inc., GateHouse Media Massachusetts II, Inc. and ENHE Acquisition, LLC, as Subsidiary Borrowers, the Domestic Subsidiaries of Holdco from time to time Parties thereto, as Guarantors, the Lenders Parties thereto, and Wells Fargo Bank, as Administrative Agent (incorporated herein by reference to Exhibit 99.1 to GateHouse Media, Inc.’s Current Report on Form 8-K, filed May 11, 2007).

10.10	Second Amendment to Amended and Restated Credit Agreement, dated as of February 3, 2009, by and among GateHouse Media Holdco, Inc., as Holdco, GateHouse Media Operating, Inc., as the Company, GateHouse Media Massachusetts I, Inc., GateHouse Media Massachusetts II, Inc. and ENHE Acquisition, LLC, as Subsidiary Borrowers, the Domestic Subsidiaries of Holdco from time to time Parties thereto, as Guarantors, the Lenders Parties thereto, and Wells Fargo Bank, as Administrative Agent (incorporated herein by reference to Exhibit 99.1 to GateHouse Media, Inc.’s Current Report on Form 8-K, filed February 5, 2009).

*10.11	Employment Agreement dated as of January 9, 2009, by and among GateHouse Media, Inc., GateHouse Media Operating Inc., and Kirk Davis (incorporated herein by reference to Exhibit 10.1 to GateHouse Media, Inc.’s Current Report on Form 8-K, filed January 9, 2009).

*10.12	Form of amendment to Employment Agreement for Kirk Davis (incorporated herein by reference to Exhibit 10.23 to GateHouse Media, Inc.’s Annual Report on Form 10-K, filed March 8, 2012).

10.13	Agency Succession and Amendment Agreement, dated as of March 30, 2011 by and among GateHouse Media Holdco, Inc., GateHouse Media Operating, Inc., GateHouse Media Massachusetts I, Inc., GateHouse Media Massachusetts II, Inc., ENHE Acquisition, LLC, each of those domestic subsidiaries of Holdco identified as a “Guarantor” on the signature pages of the Credit Agreement, Wells Fargo Bank, N.A., successor-by-merger to Wachovia Bank, National Association, as the resigning Administrative Agent, and the Successor Agent (incorporated herein by reference to Exhibit 99.1 to GateHouse Media, Inc.’s Current Report on Form 8-K, filed April 7, 2011).

Exhibit No.	Description

10.14	Credit Amendment, dated as of September 3, 2013, by and among GateHouse Media Holdco, Inc. (“Holdco”), GateHouse Media Operating, Inc., GateHouse Media Massachusetts I, Inc., GateHouse Media Massachusetts II, Inc. and ENHE Acquisition, LLC, those subsidiaries of Holdco party hereto as Guarantors and the Required Lenders party hereto (incorporated herein by reference to Exhibit 4.3 to GateHouse Media, Inc’s Current Report on Form 8-K, filed September 11, 2013).

10.15	Warrant Agreement dated as of November 26, 2013 between New Media Investment Group Inc. and American Stock Transfer & Trust Company, LLC (incorporated herein by reference to Exhibit 10.27 to New Media Investment Group Inc.’s Registration Statement on Form S-1 (Registration No. 333-192736), filed December 10, 2013).

10.16	Form of Management Agreement between New Media Investment Group Inc. and FIG LLC (incorporated herein by reference to Exhibit 10.28 to New Media Investment Group Inc.’s Registration Statement on Form 10 (File No. 001-36097), filed September 27, 2013).

10.17	Contribution Agreement dated November 26, 2013 between Newcastle Investment Corp. and New Media Investment Group Inc. (incorporated herein by reference to Exhibit 10.29 to New Media Investment Group Inc.’s Registration Statement on Form S-1 (Registration No. 333-192736), filed December 10, 2013).

10.18	Form of Cooperation Agreement between Newcastle Investment Corp. and New Media Investment Group Inc. (incorporated herein by reference to Exhibit 10.30 to New Media Investment Group Inc.’s Registration Statement on Form 10/A (File No. 001-36097), filed November 8, 2013).

10.19	Form of Assignment Agreement between Newcastle Investment Corp. and New Media Investment Group Inc. (incorporated herein by reference to Exhibit 10.31 to New Media Investment Group Inc.’s Registration Statement on Form 10/A (File No. 001-36097), filed November 8, 2013).

10.20	Revolving Credit, Term Loan and Security Agreement, dated as of November 26, 2013 by and among GateHouse Media, Inc., GateHouse Media Intermediate Holdco, Inc., certain wholly-owned subsidiaries of GateHouse Media Intermediate Holdco, Inc., PNC Bank, National Association, as the administrative agent, Crystal Financial LLC, as term loan B agent, and each of the lenders party thereto (incorporated herein by reference to Exhibit 10.33 to New Media Investment Group Inc.’s Registration Statement on Form S-1 (Registration No. 333-192736), filed December 10, 2013).

10.21	Term Loan and Security Agreement dated November 26, 2013 by and among GateHouse Media, Inc., GateHouse Media Intermediate Holdco Inc., certain wholly-owned subsidiaries of GateHouse Media Intermediate Holdco, Inc., Mutual Quest Fund and each of the lenders party thereto (incorporated herein by reference to Exhibit 10.34 to New Media Investment Group Inc.’s Registration Statement on Form S-1 (Registration No. 333-192736), filed December 10, 2013).

*10.22	New Media Investment Group Inc. Nonqualified Stock Option and Incentive Award Plan (incorporated herein by reference to Exhibit 10.1 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed February 7, 2014).

10.23	Amended and Restated Warrant Agreement dated January 15, 2014 between New Media Investment Group Inc. and American Stock & Transfer Company, LLC (incorporated herein by reference to Exhibit 10.37 to New Media Investment Group Inc.’s Registration Statement on Form S-1/A (Registration No. 333-192736), filed January 28, 2014).

*10.24	Form of New Media Investment Group Inc. Non-Officer Director Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.2 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed February 7, 2014).

10.25	Amended and Restated Management Agreement, dated as of February 14, 2014, between New Media Investment Group Inc. and FIG LLC (incorporated by reference to Exhibit 10.37 of New Media Investment Group Inc.’s Annual Report on Form 10-K, filed March 19, 2014).

Exhibit No.	Description

*10.26	Form of Nonqualified Stock Option Agreement between New Media Investment Group Inc. and Fortress Operating Entity I LP (incorporated by reference to Exhibit 10.37 of New Media Investment Group Inc.’s Annual Report on Form 10-K, filed March 19, 2014)

*10.27	Form of Tandem Award Agreement between New Media Investment Group Inc. and FIG LLC (incorporated by reference to Exhibit 10.37 of New Media Investment Group Inc.’s Annual Report on Form 10-K, filed March 19, 2014)

10.28	Credit Agreement, dated as of June 4, 2014 among New Media Holdings I LLC, New Media Holdings II LLC, the several banks and other financial institutions or entities from time to time parties to this Agreement, as the Lenders, RBS Citizens, N.A. and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners, Credit Suisse AG, Cayman Islands Branch, as Syndication Agent, and Citizens Bank of Pennsylvania, together with any successor appointed in accordance with Section 8.9 of the Credit Agreement, as Administrative Agent (incorporated by reference to Exhibit 10.40 to New Media Investment Group Inc.’s Quarterly Report on Form 10-Q for the period ended June 29, 2014, filed July 31, 2014).

10.29	Pledge Agreement, dated as of June 4, 2014 among New Media Holdings II LLC, New Media Holdings I LLC, each of the subsidiary guarantors from time to time party thereto and Citizens Bank of Pennsylvania, in its capacity as Administrative Agent (incorporated by reference to Exhibit 10.41 to New Media Investment Group Inc.’s Quarterly Report on Form 10-Q for the period ended June 29, 2014, filed July 31, 2014).

10.30	Guarantee Agreement, dated as of June 4, 2014 made by New Media Holdings I LLC, each of the other guarantors party thereto in favor of Citizens Bank of Pennsylvania, as Administrative Agent (incorporated by reference to Exhibit 10.42 to New Media Investment Group Inc.’s Quarterly Report on Form 10-Q for the period ended June 29, 2014, filed July 31, 2014).

10.31	Security Agreement, dated as of June 4, 2014 among New Media Holdings I LLC, New Media Holdings II LLC, each of the subsidiary guarantors from time to time party thereto and Citizens Bank of Pennsylvania, in its capacity as Administrative Agent (incorporated by reference to Exhibit 10.43 to New Media Investment Group Inc.’s Quarterly Report on Form 10-Q for the period ended June 29, 2014, filed July 31, 2014).

10.32	Amendment to Credit Agreement, dated as of July 17, 2014 between Citizens Bank of Pennsylvania, New Media Holdings II LLC and New Media Holdings I LLC (incorporated by reference to Exhibit 10.44 to New Media Investment Group Inc.’s Quarterly Report on Form 10-Q for the period ended June 29, 2014, filed July 31, 2014).

10.33	First Amendment to Credit Agreement, dated as of September 3, 2014, among New Media Holdings I LLC, New Media Holdings II LLC, the loan parties party thereto, the several banks and other financial institutions or entities party thereto as incremental term lenders, and Citizens Bank of Pennsylvania, as administrative agent (incorporated by reference to Exhibit 10.1 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed September 3, 2014).

10.34	Second Amendment to Credit Agreement, dated as of November 20, 2014, among New Media Holdings I LLC, New Media Holdings II LLC, the loan parties party thereto, the lenders party thereto, and Citizens Bank of Pennsylvania, as administrative agent (incorporated by reference to Exhibit 10.1 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed November 28, 2014).

10.35	Parent Guaranty, dated as of November 20, 2014, among New Media Investment Group Inc., New Media Holdings I LLC and the sellers party thereto (incorporated by reference to Exhibit 10.1 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed November 28, 2014).

Exhibit No.	Description

10.36	Third Amendment to Credit Agreement, dated as of January 9, 2015, among New Media Holdings I LLC, New Media Holdings II LLC, the loan parties party thereto, the several banks and other financial institutions or entities party thereto as incremental term lenders, the revolving credit lenders and Citizens Bank of Pennsylvania, as administrative agent (incorporated herein by reference to Exhibit 10.1 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed January 12, 2015).

10.37	Fourth Amendment to Credit Agreement, dated as of February 13, 2015, among New Media Holdings I LLC, New Media Holdings II LLC, the loan parties party thereto, the term loan lenders, the other lenders party thereto and Citizens Bank of Pennsylvania, as administrative agent (incorporated by reference to Exhibit 10.1 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed February 20, 2015).

10.38	Parent Guaranty, dated as of February 19, 2015, among New Media Investment Group Inc., New Media Holdings I LLC and the sellers party thereto (incorporated by reference to Exhibit 10.1 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed February 23, 2015).

10.39	Amended and Restated Management and Advisory Agreement, dated March 6, 2015, between New Media Investment Group Inc. and FIG LLC. (incorporated by reference to Exhibit 10.39 to New Media Investment Group Inc.’s Annual Report on Form 10-K, filed March 6, 2015).

10.40	Fifth Amendment to Credit Agreement, dated as of March 6, 2015, among New Media Holdings I LLC, New Media Holdings II LLC, the loan parties party thereto, HSBC Bank USA, National Association and Deutsche Bank AG New York Branch as additional lenders and Citizens Bank of Pennsylvania, as administrative agent (incorporated by reference to Exhibit 10.1 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed March 12, 2015).

10.41	Sixth Amendment to Credit Agreement, dated as of May 29, 2015, among New Media Holdings I LLC, New Media Holdings II LLC, the loan parties party thereto, the several banks and other financial institutions party thereto as the incremental term lenders and Citizens Bank of Pennsylvania, as administrative agent (incorporated by reference to Exhibit 10.1 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed June 2, 2015).

***21	Subsidiaries of New Media Investment Group Inc.

***23	Consent of Ernst & Young LLP.

**31.1	Rule 13a-14(a)/15d-14(d) Certification of Principal Executive Officer under the Securities Exchange Act of 1934, related to Amendment No. 1 to the New Media Investment Group Inc.’s Annual report on Form 10-K (included herewith).

**31.2	Rule 13a-14(a)/15d-14(d) Certification of Principal Financial Officer under the Securities Exchange Act of 1934, related to Amendment No. 1 to the New Media Investment Group Inc.’s Annual report on Form 10-K (included herewith).

***32.1	Section 1350 Certification.

***32.2	Section 1350 Certification.

** 101.INS	XBRL Instance Document

** 101.SCH	XBRL Taxonomy Extension Schema

** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit No.	Description

** 101.DEF	XBRL Taxonomy Extension Definition Linkbase

** 101.LAB	XBRL Taxonomy Extension Label Linkbase

** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Asterisks identify management contracts and compensatory plans or arrangements.
**	Furnished electronically herewith.
***	Filed with Annual Report on Form 10-K filed on February 25, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW MEDIA INVESTMENT GROUP INC.

By:	/S/ MICHAEL E. REED
Michael E. Reed Chief Executive Officer

February 26, 2016