Form 10-Q
period 2016-03-27
New Media Investment Group Inc.
filed 2016-04-28
CIK 1579684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number:001-36097
 __________________________________________________
New Media Investment Group Inc.
(Exact name of registrant as specified in its charter)
 __________________________________________________

Delaware	38-3910250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1345 Avenue of the Americas, New York, NY	10105
(Address of principal executive offices)	(Zip Code)
Telephone: (212) 479-3160
(Registrant’s telephone number, including area code)
 __________________________________________________
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

As of April 26, 2016, 44,877,030 shares of the registrant’s common stock were outstanding.

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
Forward-looking statements are based on management’s current expectations and beliefs and are subject to a number of known and unknown risks, uncertainties and other factors that could lead to actual results materially different from those described in the forward-looking statements. We can give no assurance that our expectations will be attained. Our actual results, liquidity and financial condition may differ from the anticipated results, liquidity and financial condition indicated in these forward-looking statements. These forward looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause our actual results to differ, possibly materially from expectations or estimates reflected in such forward-looking statements, including, among others:

•	general economic and market conditions;

•	economic conditions in the Northeast, Southeast and Midwest regions of the United States;

•	our ability to grow our digital business and digital audience and advertiser base;

•	the growing shift within the publishing industry from traditional print media to digital forms of publication;

•	our ability to acquire local media print assets at attractive valuations;

•	declining advertising and circulation revenues;

•	the risk that we may not realize the anticipated benefits of our recent or potential future acquisitions;

•	the availability and cost of capital for future investments;

•	our indebtedness may restrict our operations and / or require us to dedicate a portion of cash flow from operations to the payment of principal and interest;

•	our ability to pay dividends consistent with prior practice or at all;

•	our ability to realize the benefits of the Management Agreement (as defined below);

•	the impact of any material transactions with the Manager (as defined below) or one of its affiliates, including the impact of any actual, potential or perceived conflicts of interest;

•	the competitive environment in which we operate;

•	our ability to recruit and retain key personnel.
Additional risk factors that could cause actual results to differ materially from our expectations include, but are not limited to, the risks identified by us under the heading “Risk Factors” in Part II, Item 1A of this report. Such forward-looking statements speak only as of the date on which they are made. Except to the extent required by law, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

Item 1.	Financial Statements
NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 27, 2016	December 27, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$79,390	$146,638
Restricted cash	3,200	6,967
Accounts receivable, net of allowance for doubtful accounts of $4,593 and $4,479 at March 27, 2016 and December 27, 2015, respectively	118,560	136,249
Inventory	17,517	15,744
Prepaid expenses	20,497	14,549
Other current assets	17,174	11,763
Total current assets	256,338	331,910
Property, plant, and equipment, net of accumulated depreciation of $96,108 and $85,038 at March 27, 2016 and December 27, 2015, respectively	381,414	384,824
Goodwill	206,236	171,119
Intangible assets, net of accumulated amortization of $27,505 and $23,122 at March 27, 2016 and December 27, 2015, respectively	339,339	303,575
Other assets	9,863	5,692
Total assets	$1,193,190	$1,197,120
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$13,509	$3,509
Accounts payable	13,334	9,571
Accrued expenses	73,512	100,173
Deferred revenue	72,308	62,294
Total current liabilities	172,663	175,547
Long-term liabilities:
Long-term debt	340,085	350,266
Long-term liabilities, less current portion	11,289	9,192
Deferred income taxes	4,459	3,988
Pension and other postretirement benefit obligations	26,944	11,054
Total liabilities	555,440	550,047
Stockholders’ equity:
Common stock, $0.01 par value, 2,000,000,000 shares authorized at March 27, 2016 and December 27, 2015; 44,900,139 and 44,710,497 issued at March 27, 2016 and December 27, 2015, respectively	445	445
Additional paid-in capital	605,877	605,033
Accumulated other comprehensive loss	(3,134)	(3,158)
Retained earnings	34,915	44,753
Treasury stock, at cost, 23,109 and 0 shares at March 27, 2016 and December 27, 2015, respectively	(353)	—
Total stockholders’ equity	637,750	647,073
Total liabilities and stockholders’ equity	$1,193,190	$1,197,120

See accompanying notes to unaudited condensed consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share data)

	Three months ended March 27, 2016	Three months ended March 29, 2015
Revenues:
Advertising	$163,637	$143,795
Circulation	103,877	81,054
Commercial printing and other	32,590	25,768
Total revenues	300,104	250,617
Operating costs and expenses:
Operating costs	174,453	140,712
Selling, general, and administrative	100,084	89,130
Depreciation and amortization	16,091	15,702
Integration and reorganization costs	926	1,927
Loss on sale or disposal of assets	1,520	545
Operating income	7,030	2,601
Interest expense	7,354	8,992
Other (income) expense	(164)	1
Loss before income taxes	(160)	(6,392)
Income tax benefit	(5,127)	(326)
Net income (loss)	$4,967	$(6,066)
Income (loss) per share:
Basic:
Net income (loss)	$0.11	$(0.14)
Diluted:
Net income (loss)	$0.11	$(0.14)
Dividends declared per share	$0.33	$0.30
Comprehensive income (loss)	$4,991	$(6,043)
See accompanying notes to unaudited condensed consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Stockholders’ Equity
(In thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock		Total
	Shares	Amount				Shares	Amount
Balance at December 27, 2015	44,710,497	$445	$605,033	$(3,158)	$44,753	—	$—	$647,073
Net income	—	—	—	—	4,967	—	—	4,967
Net actuarial loss and prior service cost, net of income taxes of $0	—	—	—	24	—	—	—	24
Restricted share grants	189,642	—	225	—	—	—	—	225
Non-cash compensation expense	—	—	619	—	—	—	—	619
Purchase of treasury stock	—	—	—	—	—	23,109	(353)	(353)
Common stock cash dividend	—	—	—	—	(14,805)	—		(14,805)
Balance at March 27, 2016	44,900,139	$445	$605,877	$(3,134)	$34,915	23,109	$(353)	$637,750
See accompanying notes to unaudited condensed consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three months ended March 27, 2016	Three months ended March 29, 2015
Cash flows from operating activities:
Net income (loss)	$4,967	$(6,066)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,091	15,702
Non-cash compensation expense	619	141
Non-cash interest expense	696	718
Deferred income taxes	(5,124)	(326)
Loss on sale or disposal of assets	1,520	545
Pension and other postretirement benefit obligations	(60)	(329)
Changes in assets and liabilities:
Accounts receivable, net	25,468	10,584
Inventory	(1,621)	263
Prepaid expenses	(4,623)	(1,276)
Other assets	(1,190)	(534)
Accounts payable	1,115	(8,996)
Accrued expenses	(30,542)	14,048
Deferred revenue	2,239	(83)
Other long-term liabilities	273	664
Net cash provided by operating activities	9,828	25,055
Cash flows from investing activities:
Purchases of property, plant, and equipment	(2,588)	(1,692)
Proceeds from sale of publications and other assets	243	—
Acquisitions, net of cash acquired	(58,727)	(378,534)
Net cash used in investing activities	(61,072)	(380,226)
Cash flows from financing activities:
Payment of debt issuance costs	—	(374)
Borrowings under term loans	—	98,685
Borrowings under revolving credit facility	—	84,000
Repayments under term loans	(877)	(563)
Repayments under revolving credit facility	—	(60,000)
Payment of offering costs	—	(884)
Issuance of common stock, net of underwriter’s discount	—	150,866
Purchase of treasury stock	(353)	—
Payment of dividends	(14,774)	(13,339)
Net cash (used in) provided by financing activities	(16,004)	258,391
Net decrease in cash and cash equivalents	(67,248)	(96,780)
Cash and cash equivalents at beginning of period	146,638	123,709
Cash and cash equivalents at end of period	$79,390	$26,929
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
Management believes that the accompanying condensed consolidated financial statements contain all adjustments (which include normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial condition, results of operations and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 27, 2015, included in the Company’s Annual Report on Form 10-K.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
New Media was formed as a Delaware corporation on June 18, 2013. New Media was capitalized by and issued 1,000 common shares to Newcastle Investment Corp. (“Newcastle”). New Media had no operations until November 26, 2013, when it assumed control of GateHouse Media, Inc. ("GateHouse") and Local Media Group Holdings LLC.  Gatehouse was determined to be the predecessor to New Media, as the operations of GateHouse comprises substantially all of the business operations of the combined companies. Newcastle owned approximately 84.6% of New Media until February 13, 2014, upon which date Newcastle distributed the shares that it held in New Media to its shareholders on a pro rata basis.
The Company’s operating segments (Eastern US Publishing, Central US Publishing, Western US Publishing) are aggregated into one reportable segment.
The newspaper industry and the Company have experienced declining revenue and profitability over the past several years. As a result, the Company has implemented, and continues to implement, plans to reduce costs and preserve cash flow. This includes cost reduction programs and the sale of non-core assets. The Company believes these initiatives along with cash provided by operating activities will provide it with the financial resources necessary to invest in the business and provide sufficient cash flow to enable the Company to meet its commitments.

Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component for the three months ended March 27, 2016 and March 29, 2015 are outlined below.

Net actuarial loss and prior service cost (1)
For the three months ended March 27, 2016:
Balance at December 27, 2015	$(3,158)
Other comprehensive income before reclassifications	—
Amounts reclassified from accumulated other comprehensive income	24
Net current period other comprehensive income, net of taxes	24
Balance at March 27, 2016	$(3,134)
For the three months ended March 29, 2015:
Balance at December 28, 2014	$(4,469)
Other comprehensive income before reclassifications	—
Amounts reclassified from accumulated other comprehensive income	23
Net current period other comprehensive income, net of taxes	23
Balance at March 29, 2015	$(4,446)

(1)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost. See Note 10.
The following table presents reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 27, 2016 and March 29, 2015.

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three months ended March 27, 2016	Three months ended March 29, 2015		Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income (Loss)
Amortization of unrecognized loss	$24	$23	(1)
Amounts reclassified from accumulated other comprehensive loss	24	23		Income (loss) from continuing operations before income taxes
Income tax expense	—	—		Income tax expense (benefit)
Amounts reclassified from accumulated other comprehensive loss, net of taxes	$24	$23		Net income (loss)

(1)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost. See Note 10.
Reclassifications
Certain amounts in the prior period's condensed consolidated financial statements have been reclassified to conform to the current year presentation.
Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). ASU No. 2014-09 will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance would have been effective for annual and interim reporting periods beginning after December 15, 2016. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date” which defers for one year the effective date of the new revenue standard (ASU No. 2014-09) for public and non-public entities reporting under U.S. GAAP. The standard is to be applied using one of two retrospective application methods. The FASB is permitting entities to adopt the standard as of the original effective date. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers - Principal versus Agent Considerations” (Topic 606), which clarifies the implementation guidance on principal versus agent considerations. The Company is currently reviewing these amendments and application methods but does not expect them to have a material impact on the financial statements.
In April 2015, the FASB issued ASU No. 2015-03, “Interest-Imputation of Interest” (Topic 835), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance of debt issuance costs are not affected by the amendments in this update. The standard is effective for the Company beginning in the first quarter of 2016 and requires the Company to apply the new guidance on a retrospective basis on adoption.  In August 2015, the FASB issued ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”, which addresses the presentation of debt issuance costs related to line-of-credit arrangements. As a result of these amendments, the Company’s deferred financing costs of $3,143 were reclassified from long-term assets to long-term debt as of December 27, 2015, on the Company’s consolidated balance sheet.
In April 2015, the FASB issued ASU No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (Subtopic 350-40), which clarifies the circumstances under which a cloud computing arrangement contains a software license. The standard is effective for the Company beginning in the first quarter of 2016. Entities may adopt the guidance retrospectively or prospectively to arrangements entered into, or materially modified, after the effective date. The amendments in ASU No. 2015-05 did not have a material impact on the financial statements.
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
In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments” (Topic 805), which eliminates the requirement to restate prior period financial statements for measurement period adjustments. The ASU requires that the cumulative impact of a measurement period adjustment be recognized in the reporting period in which the adjustment is recognized. The standard is effective for the Company beginning in the first quarter of 2016.  The amendments in ASU No. 2015-16 did not have a material impact on the financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842), which revises the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases with terms greater than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The provisions of ASU 2016-02 are effective for fiscal years beginning after December 15, 2018 and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the impact this accounting standard will have on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation” (Topic 718), which addresses several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The provisions are effective for fiscal years beginning after December 15, 2016, and there are various adoptions methods. Early adoption is permitted. The Company is currently evaluating the impact this accounting standard will have on the Company’s consolidated financial statements.
(2) Acquisitions and Dispositions
Acquisitions
2016 Other Acquisitions
The Company acquired substantially all the assets, properties and business of certain publications and businesses on December 31, 2015, January 12, 2016, and March 18, 2016 (“2016 Other Acquisitions”), which included 62 business publications, one daily newspaper, two shoppers, and a marketing software business for an aggregate purchase price of $59,533, including estimated working capital. The acquisitions were financed from cash on hand. The rationale for the acquisitions was primarily due to the attractive nature of the newspaper assets and digital marketing technology platform and cash flows combined with cost saving and revenue generating opportunities available.
The Company accounted for the 2016 Other Acquisitions under the acquisition method of accounting. The net assets, including goodwill, have been recorded in the consolidated balance sheet at their fair values in accordance with Accounting Standards Codification (“ASC”) Topic 805, "Business Combinations" (“ASC 805”). The fair value determination of the assets acquired and liabilities assumed are preliminary based upon all information available to us at the present time and are subject to working capital and other adjustments. The value assigned to property, plant and equipment, intangible assets. liabilities and goodwill is preliminary and subject to the completion of valuations to determine the fair market value of the tangible and intangible assets. The final calculation of working capital and other adjustments and determination of fair values for tangible and intangible assets may result in different allocations among the various asset classes from those set forth below and any such differences could be material.
The following table summarizes the preliminary fair values of the assets and liabilities:

Current assets	$9,381
Other assets	4,192
Property, plant and equipment	7,696
Advertiser relationships	7,860
Subscriber relationships	22,990
Software	4,112
Mastheads	5,400
Goodwill	35,117
Total assets	96,748
Current liabilities	15,438
Pension	15,968
Other long-term liabilities	5,809
Total liabilities	37,215
Net assets	$59,533
The Company obtained third party independent valuations or performed similar calculations internally to assist in the determination of the fair values of certain assets acquired and liabilities assumed. The valuation firm used the three basic approaches to value: the cost approach (used for equipment where an active secondary market is not available and building improvements), the direct sales comparison (market) approach (used for land and equipment where an active secondary market is available) and the income approach (used for intangible assets). The obligation assumed for the defined benefit pension plan was measured in accordance with ASC 715-20, "Compensation-Retirement Benefits".
The Company recorded approximately $268 of selling, general and administrative expense for acquisition related costs for the 2016 Other Acquisitions during the three months ended March 27, 2016.
For tax purposes, the amount of goodwill that is expected to be deductible is $8,914.
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
For tax purposes, the amount of goodwill that is expected to be deductible is $3,082, after the allocation of goodwill to the Review Journal (as defined below).
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
In conjunction with the acquisition on January 9, 2015, the New Media Credit Agreement (as defined below) was amended to provide for the 2015 Incremental Term Loan (as defined below) under the Incremental Facility (as defined below) in an aggregate principal amount of $102,000, the 2015 Incremental Revolver (as defined below) under the Incremental Facility (as defined below) in an aggregate principal amount of $50,000 and to make certain amendments to the Revolving Credit Facility (as defined below) in connection with the acquisition of the assets of Halifax Media Group. In addition, the New Media Borrower (as defined below) was required to pay an upfront fee of 1.00% of the aggregate amount of the 2015 Incremental Term Loan and 2015 Incremental Revolver as of the effective date of the amendment. The remaining amount of the purchase price was funded by cash on hand. On January 20, 2015, the Company repaid the outstanding loans under the 2015 Incremental Revolver and the 2015 Incremental Revolver commitments were terminated.
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
2015 Other Acquisitions
The Company acquired substantially all the assets, properties and business of publishing/operating certain newspapers on June 15, 2015 and September 23, 2015 (“2015 Other Acquisitions”), which included two daily newspapers, twenty-eight weekly publications, and two shoppers serving Central Ohio and Southern Michigan for an aggregate purchase price, including estimated working capital, of $52,021. The acquisition completed on June 15, 2015 was financed with $25,000 of additional term debt under the New Media Credit Agreement and the remaining amount from cash on hand. The acquisition completed on September 23, 2015 was financed with cash on hand. The rationale for the acquisitions was primarily due to the attractive nature of the newspaper assets and cash flows combined with cost saving opportunities available by clustering with the Company’s nearby newspapers.
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
Dispositions
On December 10, 2015, the Company completed its sale of the Las Vegas Review-Journal and related publications (“Review-Journal”) (initially acquired in the Stephens Media acquisition), which are located in Las Vegas, Nevada, for an aggregate sale price of $140,000 plus working capital adjustment of $1,000. As a result, a pre-tax gain of $57,072, net of selling expenses, is included in (gain) loss on sale or disposal of assets on the consolidated statement of operations and comprehensive income (loss) for this period, since the disposition did not qualify for treatment as a discontinued operation under ASU No. 2014-08.
The carrying amount of assets and liabilities included as part of the disposal group were:

Current assets	$13,372
Property, plant and equipment	39,783
Intangible assets	31,180
Goodwill	6,385
Total assets	90,720
Current liabilities	6,846
Total liabilities	6,846
Net assets	$83,874
The Company entered into a Management and Advisory Agreement with DB Nevada Holdings, Inc. in conjunction with the sale of the Review-Journal on December 10, 2015. Under the terms of the agreement, the Company is authorized to manage and conduct business and oversee the assets and operations. The Company analyzed the terms of the agreement based on the guidance in ASU No. 2015-02 and concluded that the fees received from the Review-Journal do not represent a variable interest. On February 23, 2016, the Company received notification of termination of the Management and Advisory Agreement, which will terminate May 23, 2016.
Pro-Forma Results
The unaudited pro forma condensed consolidated statement of operations information for 2015, set forth below, presents the results of operations as if the consolidation of the newspapers from Halifax Media Group and Stephens Media had occurred on December 29, 2014. The pro forma information excludes results of operations of the Review-Journal, as well as the gain on sale of assets. The results of operations of the 2015 Other Acquisitions are not material to the Company’s 2015 results of operations and have been excluded from the pro-forma results.
These amounts are not necessarily indicative of future results or actual results that would have been achieved had the acquisitions occurred as of the beginning of such period. There are no pro-forma adjustments needed for the three months ended March 27, 2016.

Three months ended March 29, 2015
Revenues	$262,875
Loss from continuing operations	$(7,975)
Loss from continuing operations per common share:
Basic	$(0.19)
Diluted	$(0.19)
(3) Share-Based Compensation
The Company recognized compensation cost for share-based payments of $619 and $141 during the three months ended March 27, 2016 and March 29, 2015, respectively. The total compensation cost not yet recognized related to non-vested awards as of March 27, 2016 was $5,650, which is expected to be recognized over a weighted average period of 2.36 years through February 2019.

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
On March 14, 2014, a grant of restricted shares totaling 15,870 shares was made to the Company’s Non-Officer Directors, of which 5,280 and 5,289 vested on March 14, 2016 and March 14, 2015, respectively. During the year ended December 27, 2015, grants of restricted shares totaling 234,267 shares were made to the Company’s Employees, of which 66,645 vested on February 24, 2016. During the three months ended March 27, 2016, a grant of restricted shares totaling 175,650 shares was made to the Company’s Employees.
As of March 27, 2016 and March 29, 2015, there were 348,573 and 206,750 RSGs, respectively, issued and outstanding with a weighted average grant date fair value of $18.30 and $22.49, respectively. As of March 27, 2016, the aggregate intrinsic value of unvested RSGs was $5,633.
RSG activity during the three months ended March 27, 2016 was as follows:

	Number of RSGs	Weighted-Average Grant Date Fair Value
Unvested at December 27, 2015	244,848	$21.67
Granted	175,650	15.24
Vested	(71,925)	22.30
Unvested at March 27, 2016	348,573	$18.30
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
Information related to restructuring program activity for the three months ended March 27, 2016 is outlined below.

	Severance and Related Costs	Other Costs (1)	Total
December 27, 2015	$2,199	$322	$2,521
Restructuring provision included in Integration and Reorganization	868	58	926
Restructuring accrual assumed from acquisition	52	43	95
Cash payments	(1,977)	(328)	(2,305)
March 27, 2016	$1,142	$95	$1,237

(1)	Other costs primarily included costs to consolidate operations.
The restructuring reserve balance is expected to be paid out over the next twelve months.
The following table summarizes the costs incurred and cash paid in connection with these restructuring programs for the three months ended March 27, 2016 and March 29, 2015.

	Three months ended March 27, 2016	Three months ended March 29, 2015
Severance and related costs	$868	$1,927
Severance costs assumed from acquisition	95	—
Other costs	58	—
Cash payments	(2,305)	(1,176)

(5) Goodwill and Intangible Assets
Goodwill and intangible assets consisted of the following:

	March 27, 2016
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Advertiser relationships	165,906	16,101	149,805
Customer relationships	19,826	1,966	17,860
Subscriber relationships	85,231	9,316	75,915
Other intangible assets	4,586	122	4,464
Total	$275,549	$27,505	$248,044
Nonamortized intangible assets:
Goodwill	$206,236
Mastheads	91,295
Total	$297,531

	December 27, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Advertiser relationships	$143,002	$13,453	$129,549
Customer relationships	19,829	1,667	18,162
Subscriber relationships	77,385	7,897	69,488
Other intangible assets	473	105	368
Total	$240,689	$23,122	$217,567
Nonamortized intangible assets:
Goodwill	$171,119
Mastheads	86,008
Total	$257,127
As of March 27, 2016, the weighted average amortization periods for amortizable intangible assets are 15.5 years for advertiser relationships, 16.5 years for customer relationships, 14.9 years for subscriber relationships and 3.5 years for other intangible assets. The weighted average amortization period in total for all amortizable intangible assets is 15.2 years.
Amortization expense for the three months ended March 27, 2016 and March 29, 2015 was $4,399 and $3,798, respectively. Estimated future amortization expense as of March 27, 2016, is as follows:

For the years ending the Sunday closest to December 31:
2016	$14,544
2017	19,351
2018	19,346
2019	18,291
2020	17,912
Thereafter	158,600
Total	$248,044

The changes in the carrying amount of goodwill for the period from December 27, 2015 to March 27, 2016 are as follows:

Balance at December 27, 2015	$171,119
Goodwill acquired in business combinations	35,117
Balance at March 27, 2016	$206,236
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
As of March 27, 2016, a review of impairment indicators was performed by the Company noting that its financial results and forecast had not changed materially since the prior impairment test, and it was determined that no indicators of impairment were present.
The newspaper industry and the Company have experienced declining same store revenue and profitability over the past several years. Should general economic, market or business conditions decline, and have a negative impact on estimates of future cash flow and market transaction multiples, the Company may be required to record impairment charges in the future.
(6) Indebtedness
New Media Credit Agreement
On June 4, 2014, New Media Holdings II LLC (the “New Media Borrower”), a wholly owned subsidiary of New Media, entered into a credit agreement (the “New Media Credit Agreement”) among the New Media Borrower, New Media Holdings I LLC (“Holdings I”), the lenders party thereto, RBS Citizens, N.A. and Credit Suisse Securities (USA) LLC as joint lead arrangers and joint bookrunners, Credit Suisse AG, Cayman Islands Branch as syndication agent and Citizens Bank of Pennsylvania as administration agent which provides for (i) a $200,000 senior secured term facility (the “Term Loan Facility” and any loan thereunder, including as part of the Incremental Facility, “Term Loans”) and (ii) a $25,000 senior secured revolving credit facility, with a $5,000 sub-facility for letters of credit and a $5,000 sub-facility for swing loans, (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Senior Secured Credit Facilities”). In addition, the New Media Borrower may request one or more new commitments for term loans or revolving loans from time to time up to an aggregate total of $75,000 (the “Incremental Facility”) subject to certain conditions. On June 4, 2014, the New Media Borrower borrowed $200,000 under the Term Loan Facility (the “Initial Term Loans”). The Term Loans mature on June 4, 2020 and the maturity date for the Revolving Credit Facility is June 4, 2019. The New Media Credit Agreement was amended on July 17, 2014 to cure an omission. On September 3, 2014, the New Media Credit Agreement was amended to provide for the 2014 Incremental Term Loan (as defined below). On November 20, 2014, the New Media Credit Agreement was amended to increase the amount of the Incremental Facility that may be requested after the date of the amendment from $75,000 to $225,000. On January 9, 2015, the New Media Credit Agreement was amended to provide for the 2015 Incremental Term Loan and the 2015 Incremental Revolver (as defined below). On February 13, 2015, the New Media Credit Agreement was amended (the “Fourth Amendment”) to provide for the replacement of the existing term loans under the Term Loan Facility (including the 2014 Incremental Term Loan and the 2015 Incremental Term Loan) with a new class of replacement term loans (the “Replacement Term Loans”) on the same terms as the existing term loans except that the Replacement Term Loans are subject to a 1.00% prepayment premium for any prepayments made in connection with certain repricing transactions effected within six months of the date of the amendment. This amendment was considered a modification, and the related $104 of fees were expensed during the first quarter of 2015. On March 6, 2015, the New Media Credit Agreement was amended to provide for $15,000 in additional revolving commitments under the Incremental Facility. In connection with this transaction, the Company incurred approximately $237 of fees and expenses which were capitalized as deferred financing costs. On May 29, 2015, the New Media Credit Agreement was amended to provide for the May 2015 Incremental Term Loan (as defined below). As of March 27, 2016, $0 was drawn under the Revolving Credit Facility.

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
If any borrowings under the Incremental Facility have an all-in yield more than 50 basis points greater than the Term Loans (the “Incremental Yield”), the all-in yield for the Term Loans shall be adjusted to be 50 basis points less than the Incremental Yield. As of March 27, 2016 the New Media Credit Agreement had a weighted average interest rate of 7.2%.
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
On September 3, 2014, the New Media Credit Agreement was amended to provide for additional term loans under the Incremental Facility in an aggregate principal amount of $25,000 (such term loans, the “2014 Incremental Term Loan,” and such amendment, the “2014 Incremental Amendment”) in connection with the acquisition of the assets of The Providence Journal. The 2014 Incremental Term Loan is on terms identical to the term loans that were extended pursuant to the New Media Credit Agreement and will mature on June 4, 2020. In addition, the New Media Borrower was required to pay an upfront fee of 2.00% and an underwriter fee of 1.50% of the aggregate amount of the 2014 Incremental Term Loan as of the effective date of the 2014 Incremental Amendment. This amendment was considered a modification and the related $595 of fees were expensed. On January 9, 2015, the New Media Credit Agreement was amended (such amendment, the “2015 Incremental Amendment”) to provide for $102,000 in additional term loans (the “2015 Incremental Term Loan”) and $50,000 in additional revolving commitments (the “2015 Incremental Revolver”) under the Incremental Facility and to make certain amendments to the Revolving Credit Facility in connection with the Halifax Media acquisition. The 2015 Incremental Term Loan is on terms identical to the term loans that were extended pursuant to the New Media Credit Agreement and will mature on June 4, 2020. In addition, the New Media Borrower was required to pay an upfront fee of 1.00% and an underwriter fee of 2.25% of the aggregate amount of the 2015 Incremental Term Loan and the 2015 Incremental Revolver as of the effective date of the 2015 Incremental Amendment. On January 20, 2015, the outstanding loans under the 2015 Incremental Revolver were repaid with the proceeds of a common stock offering by New Media and the 2015 Incremental Revolver commitments were terminated. This amendment was treated as new debt for new lenders and as a modification for existing lenders. In connection with this transaction, the Company incurred approximately $5,379 of fees and expenses. The lender fees for the 2015 Incremental Term Loan increased the original issue discount by $3,315. Third party expenses of $110 were allocated to new lenders, capitalized as deferred financing costs, and will be amortized over the remaining term of the loan. Third party expenses of $185 were allocated to existing lenders and were expensed during the first quarter. Lender fees and third party expenses of $1,769 were allocated to the 2015 Incremental Revolver, capitalized, and written off to interest expense after the balance of the 2015 Incremental Revolver was repaid. On May 29, 2015, the New Media Credit Agreement was amended (such amendment, the “May 2015 Incremental Amendment”) to provide for $25,000 in additional term loans (the “May 2015 Incremental Term Loan”) under the Incremental Facility. The 2015 Incremental Term Loan is on terms identical to the Replacement Term Loans and will mature on June 4, 2020. In addition, the New Media Borrower was required to pay an upfront fee of 1.00% and an underwriter fee of 2.25% of the aggregate amount of the May 2015 Incremental Term Loan as of the effective date of the May 2015 Incremental Amendment. In connection with this transaction, the Company incurred approximately $878 of fees and expenses. This amendment was considered a modification and the related $65 of third-party fees were expensed during the second quarter. The lender fees for the May 2015 Incremental Term Loan increased the original issue discount by $813.
As of March 27, 2016, the Company is in compliance with all of the covenants and obligations under the New Media Credit Agreement.
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

The Advantage Florida Debt is in the principal amount of $10,000 and bears interest at the rate of 5.25% per annum, payable quarterly in arrears, maturing on December 31, 2016. The Advantage Alabama Debt is in the principal amount of $8,000 and bears interest at the rate of LIBOR plus 6.25% per annum (with a minimum of 1% LIBOR) payable quarterly in arrears, maturing on March 31, 2019. The Advantage Debt is secured by a perfected second priority security interest in all the assets of the Advantage Borrowers and certain other subsidiaries of the Company, subject to the limitation that the maximum amount of secured obligations is $15,000. The Advantage Credit Facilities are unconditionally guaranteed by Holdings I and certain subsidiaries of the New Media Borrowers and are required to be guaranteed by all future material wholly-owned domestic subsidiaries, subject to certain exceptions. The Advantage Debt is subordinated to the New Media Credit Facilities pursuant to an intercreditor agreement.
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
As of March 27, 2016, the Company is in compliance with all of the covenants and obligations under the Advantage Credit Agreements.
Fair Value
The fair value of long-term debt under the Senior Secured Credit Facilities and the Advantage Credit Agreements was estimated at $365,425 as of March 27, 2016, based on discounted future contractual cash flows and a market interest rate adjusted for necessary risks, including the Company’s own credit risk as there are no rates currently observable in publicly traded debt markets of risk with similar terms and average maturities. Accordingly, the Company’s long-term debt under the Senior Secured Credit Facilities is classified within Level 3 of the fair value hierarchy.
Payment Schedule
As of March 27, 2016, scheduled principal payments of outstanding debt are as follows:

2016	2,632
2017	13,509
2018	3,509
2019	11,509
2020	334,266
$365,425
Less:
Short-term debt	13,509
Remaining original issue discount	8,853
Deferred financing costs	2,978
Long-term debt	$340,085
(7) Related Party Transactions
As of December 29, 2013, Newcastle (an affiliate of the Manager) beneficially owned approximately 84.6% of the Company’s outstanding common stock. On February 13, 2014, Newcastle completed the spin-off of the Company. On February 14, 2014 New Media became a separate, publicly traded company trading on the NYSE under the ticker symbol

“NEWM”. As a result of the spin-off, the fees included in the Management Agreement with the Company’s Manager became effective. As of March 27, 2016, Fortress and its affiliates owned approximately 1.5% of the Company’s outstanding stock and approximately 39.5% of the Company’s outstanding warrants. The Company’s Manager holds 1,445,062 stock options of the Company’s stock as of March 27, 2016. During the three months ended March 27, 2016 and March 29, 2015, Fortress and its affiliates were paid $225 and $205 in dividends, respectively.
In addition, the Company’s Chairman, Wesley Edens, is also the Co-Chairman of the board of directors of Fortress. The Company does not pay Mr. Edens a salary or any other form of compensation.
The Company’s Chief Operating Officer owns an interest in a company, from which the Company recognized revenue of $98 and $72 during the three months ended March 27, 2016 and March 29, 2015, respectively, for commercial printing services and managed information technology services which is included in commercial printing and other on the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).
The Company’s Chief Executive Officer and Chief Financial Officer are employees of Fortress, and their salaries are paid by Fortress.
Management Agreement
On the November 26, 2013, the Company entered into a management agreement with FIG LLC (the “Manager”) (as amended and restated, the “Management Agreement”). The Management Agreement requires the Manager to manage the Company’s business affairs subject to the supervision of the Company’s Board of Directors. On March 6, 2015, the Company’s independent directors on the Board approved an amendment to the Management Agreement.
The initial term of our Management Agreement will expire on March 6, 2018 and will be automatically renewed for one-year terms thereafter unless terminated either by the Company or the Manager. From the commencement date of the Company’s Common Stock trading on the “regular way” market on a major U.S. national securities exchange (the “Listing”), the Manager is (a) entitled to receive from the Company a management fee, (b) eligible to receive incentive compensation that is based on the Company’s performance and (c) eligible to receive options to purchase New Media Common Stock upon the successful completion of an offering of shares of the Company’s Common Stock or any shares of preferred stock with an exercise price equal to the price per share paid by the public or other ultimate purchaser in the offering, see Note 9. In addition, the Company is obligated to reimburse certain expenses incurred by the Manager. The Manager is also entitled to receive a termination fee from the Company under certain circumstances.
The Company recognized $2,388 and $2,270 for management fees and $199 and $237 for incentive compensation within selling, general and administrative expense and $797 and $743 in management fees and $20,938 and $112 in incentive compensation was paid to FIG LLC during the three months ended March 27, 2016 and March 29, 2015, respectively. The Company had an outstanding liability of $3,205 and $22,353 at March 27, 2016 and December 27, 2015, respectively, included in accrued expenses. In addition, the Company reimbursed Fortress for expenses of approximately $403 and $0 during the three months ended March 27, 2016 and March 29, 2015, respectively.
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
(8) Income Taxes

The Company performs a quarterly assessment of its deferred tax assets and liabilities. ASC Topic 740, “Income Taxes” (“ASC 740”) limits the ability to use future taxable income to support the realization of deferred tax assets when a company has experienced a history of losses even if future taxable income is supported by detailed forecasts and projections.
In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company concluded that during the three months ended March 27, 2016, a net decrease to the valuation allowance of $5,090 was available to offset deferred tax assets against deferred tax liabilities as noted further below. The $5,090 decrease to the valuation allowance was recognized through the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).
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
For the three months ended March 27, 2016, the expected federal tax benefit at 34% is $54. The difference between the expected tax and the effective tax benefit of $5,127 is primarily attributable to the tax effect of the valuation allowance release of $5,090, the tax effect related to non-deductible expenses of $1, and a state tax benefit of $2 and other adjustments of $20.
The Company recorded an income tax benefit during the quarter ended March 27, 2016 of $5,119 related to its acquisition of certain legal entities acquired during the quarter ended March 27, 2016. In accordance with ASC 805, the Company released a portion of its valuation allowance, since it is able to utilize deferred tax assets against the deferred tax liabilities reflected in purchase accounting for the acquired entities.
The Company and its subsidiaries file a U.S. federal consolidated income tax return. The U.S. federal and state statute of limitations generally remains open for the 2012 tax year and beyond. The Company’s 2013 short tax year Federal returns are under examination by the Internal Revenue Service. We do not anticipate any material adjustments related to this examination.
(9) Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per share (“EPS”):

	Three months ended March 27, 2016	Three months ended March 29, 2015
Numerator for earnings per share calculation:
Net income (loss)	$4,967	$(6,066)
Denominator for earnings per share calculation:
Basic weighted average shares outstanding	44,769,021	42,759,675
Effect of dilutive securities:
Stock Options	37,051	—
Diluted weighted average shares outstanding	44,806,072	42,759,675
For the three months ended March 27, 2016, the Company excluded 1,362,479 common stock warrants and 700,000 stock options from the computation of diluted income per share because their effect would have been antidilutive. For the three months ended March 29, 2015, the Company excluded 1,362,479 common stock warrants, 206,750 restricted stock grants, and 1,445,062 stock options from the computation of diluted income per share because their effect would have been antidilutive.
Equity
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
In March 2015, the Company issued 9,735 shares of its common stock to its Non-Officer Directors to settle a liability of $225 for 2014 services.
In March 2016, the Company issued 13,992 shares of its common stock to its Non-Officer Directors to settle a liability of $225 for 2015 services.
Dividends
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
On February 25, 2016, the Company announced a fourth quarter 2015 cash dividend of $0.33 per share Common Stock, par value $0.01 per share, of New Media. The dividend was paid on March 17, 2016, to shareholders of record as of the close of business on March 9, 2016.
(10) Pension and Postretirement Benefits
As a result of the Enterprise News Media LLC, Copley Press, Inc., and Times Publishing Company acquisitions, the Company maintains two pension plans and several postretirement medical and life insurance plans which cover certain employees. The Company uses the accrued benefit actuarial method and best estimate assumptions to determine pension costs, liabilities and other pension information for defined benefit plans.
The Enterprise News Media, LLC pension plan was amended to freeze all future benefit accruals as of December 31, 2008, except for a select group of union employees whose benefits were frozen during 2009. Also, during 2008, the medical and life insurance benefits were frozen, and the plan was amended to limit future benefits to a select group of active employees under the Enterprise News Media, LLC postretirement medical and life insurance plan. The Times Publishing pension plan was frozen prior to the acquisition date.

The following provides information on the pension plans and postretirement medical and life insurance plans for the three months ended March 27, 2016 and March 29, 2015:

	Three months ended March 27, 2016		Three months ended March 29, 2015
	Pension	Postretirement	Pension	Postretirement
Components of net periodic benefit costs:
Service cost	$75	$4	$75	$5
Interest cost	805	56	289	55
Expected return on plan assets	(1,045)	—	(424)	—
Amortization of unrecognized loss	24	—	23	—
Total	$(141)	$60	$(37)	$60
For the three months ended March 27, 2016 and March 29, 2015, the Company recognized a total of $(81) and $23 in pension and postretirement benefit expense, respectively. During the three months ended March 27, 2016, the Company contributed $305 to the pension plans. The Company is expected to pay an additional $1,217 in employer contributions to the pension plans during the current fiscal year.
(11) Fair Value Measurement
The Company measures and records in the accompanying condensed consolidated financial statements certain assets and liabilities at fair value on a recurring basis. ASC Topic 820 “Fair Value Measurements and Disclosures” establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). These inputs are prioritized as follows:

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
The following table provides information for the Company’s major categories of financial assets and liabilities measured or disclosed at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
As of March 27, 2016
Assets
Cash and cash equivalents	$79,390	$—	$—	$79,390
Restricted cash	3,200	—	—	3,200
As of December 27, 2015
Assets
Cash and cash equivalents	$146,638	$—	$—	$146,638
Restricted cash	6,967	—	—	6,967
Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).
For the acquisitions during the quarters ended March 29, 2015, June 28, 2015, and September 27, 2015, and March 27, 2016, the Company consolidated the assets and liabilities under the acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded at their fair value. Property, plant and equipment was valued using Level 2 inputs and intangible assets were valued using Level 3 inputs. Refer to Note 2 for discussion of the valuation techniques, significant inputs, assumptions utilized, and the fair value recognized.
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
Restricted cash at March 27, 2016 and December 27, 2015, in the aggregate amount of $3,200 and $6,967, respectively, is used to collateralize standby letters of credit in the name of the Company’s insurers in accordance with certain insurance policies and as cash collateral for certain business operations.
(13) Subsequent Events
Dividends
On April 28, 2016, the Company announced a first quarter 2016 cash dividend of $0.33 per share of Common Stock, par value $0.01 per share, of New Media. The dividend will be paid on May 19, 2016, to shareholders of record as of the close of business on May 11, 2016.
Journal Multimedia
In April 2016, the Company reached an agreement to purchase substantially all of the assets of Journal Multimedia for $18,000, plus working capital and the assumption of liabilities. Journal Multimedia is a publisher of B2B business publications, a trade magazine, a consumer magazine, digital products, and a research and events division based in Harrisburg,

Pennsylvania. The Company anticipates the deal will close in the second quarter of 2016 subject to customary closing conditions; however, there can be no assurance as to the timing or the occurrence of the closing.

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
Overview
New Media, formerly known as GateHouse Media, Inc. (“GateHouse”), is a company that owns, operates and invests in high quality local media assets. We have a particular focus on owning and acquiring strong local media assets in small to mid-size markets. With our collection of assets, we focus on two large business categories; consumers and small to medium size businesses (“SMBs”).
Our portfolio of media assets today spans across 521 markets and 35 states. Our products include 620 publications, 521 websites, 460 mobile sites and six yellow page directories. We reach over 20 million people per week and serve over 196,000 business customers.
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
Our business strategy is to be the preeminent provider of local news, information, advertising and digital services in the markets we operate in today. We aim to grow our business organically through both our consumer and SMB strategies. We also plan to pursue strategic acquisitions of high quality local media and digital marketing assets at attractive valuation levels. Finally, we intend to distribute a substantial portion of our free cash flow as a dividend to stockholders through a quarterly dividend, subject to satisfactory financial performance and approval by our board of directors (the “Board of Directors”) and dividend restrictions in the New Media Credit Agreement (as defined below). The Board of Directors’ determinations regarding dividends will depend on a variety of factors, including the Company’s U.S. generally accepted accounting principles (“GAAP”) net income, free cash flow generated from operations or other sources, liquidity position and potential alternative uses of cash, such as acquisitions, as well as economic conditions and expected future financial results.
Our focus on owning and operating dominant local content oriented media properties in small to mid-size markets, we believe puts us in a position to better execute on our strategy. We believe that being the leading provider of local news and information in the markets in which we operate and distributing that content across multiple print and digital platforms, gives us an opportunity to grow our audiences and reach. Further, we believe our strong local media brands and our markets presence gives us the opportunity to expand our advertising and lead generation products with local business customers.
Central to our business strategy are our digital marketing services products called Propel Marketing (“Propel”). We launched the products in 2012 and have seen rapid growth since then. We believe Propel and our digital marketing service products, combined with our strong local brands and in market sales force, position this business to be a key component to our overall organic growth strategy.
The opportunity Propel aims to seize upon is as follows:
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
Propel is designed to offer a complete set of digital marketing services to SMBs that are turn-key with results that are transparent to the business owners. In a recent acquisition we acquired a turnkey proprietary software that enables SMB owners to run their own digital and contact marketing campaigns, Propel can now meet the needs of the full spectrum of SMBs. Propel provides four broad categories of services: building businesses a presence, helping businesses to be located by consumers online, engaging with consumers, and growing their customer base.
We believe our local media properties and local sales infrastructure are uniquely positioned to sell these digital marketing services to local business owners and give us distinct advantages, including:

•	our strong and trusted local brands, with 85% of our daily newspapers having been publishing local content for more than 100 years;

•	our ability to market through our print and online properties, driving branding and traffic; and

•	our more than 1,550 local, direct, in-market sales professionals with long standing relationships with small businesses in the communities we serve.
Our core products include:

•	125 daily newspapers with total paid circulation of approximately 1.5 million;

•	316 weekly newspapers (published up to three times per week) with total paid circulation of approximately 309,000 and total free circulation of approximately 1.9 million;

•	117 “shoppers” (generally advertising-only publications) with total circulation of approximately 2.9 million;

•	521 locally focused websites and 460 mobile sites, which extend our businesses onto the internet and mobile devices with approximately 235 million page views per month;

•	six yellow page directories, with a distribution of approximately 348,000, that covers a population of approximately 620,000 people;

•	62 business publications; and

•	Propel digital marketing services.
In addition to our core products, we also opportunistically produce niche publications that address specific local market interests such as recreation, sports, healthcare and real estate. Similarly, GateHouse Live, our events business, concentrates on local markets and interests.
Our advertising revenue tends to follow a seasonal pattern, with higher advertising revenue in months containing significant events or holidays. Accordingly, our first quarter and our third quarter, historically are our weakest quarters of the year in terms of revenue. Correspondingly, our second and fourth fiscal quarters, historically, are our strongest quarters. We expect that this seasonality will continue to affect our advertising revenue in future periods.
We have experienced on-going declines in same store print advertising revenue streams and increased volatility of operating performance, despite our geographic diversity, well-balanced portfolio of products, broad customer base and reliance on smaller markets. We may experience additional declines and volatility in the future. These declines in print advertising revenue have come with the shift from traditional media to the internet for consumers and businesses. We believe our local advertising tends to be less sensitive to economic cycles than national advertising because local businesses generally have fewer advertising channels through which to reach their target audience. We are making investments in digital platforms, such as Propel, as well as online, and mobile applications, to support our print publications in order to capture this shift as witnessed by our digital advertising revenue growth, which doubled between 2013 and 2015.
Our operating costs consist primarily of labor, newsprint and delivery costs. Our selling, general and administrative expenses consist primarily of labor costs.
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
Acquisitions

On December 31, 2015, January 12, 2016, and March 18, 2016, we acquired substantially all the assets, properties and business of certain publications/businesses, which included 62 niche publications, one daily newspaper, two shoppers and a marketing software business for an aggregate purchase price of $59.5 million, including estimated working capital.

On June 15, 2015 and September 23, 2015, we acquired substantially all the assets, properties and business of publishing/operating certain newspapers for an aggregate purchase price of $52.0 million, including estimated working capital. The acquisitions included two daily newspapers, twenty-eight weekly publications and two shoppers serving Central Ohio and Southern Michigan.
During the quarter ended March 29, 2015, we completed the acquisition of Halifax Media Group with a total purchase price, including working capital, of $285.4 million. The acquisition includes twenty-four daily publications, thirteen weekly publications and five shoppers serving areas of Alabama, Florida, Louisiana, Massachusetts, North Carolina and South Carolina with a daily circulation of approximately 635,000 and 752,000 on Sunday. We also completed the acquisition of Stephens Media, LLC (“Stephens Media”) with a total purchase price, including working capital, of $110.8 million. Stephens Media includes nine daily newspapers, thirty-five weekly publications and fifteen shoppers serving communities throughout the United States with a combined average daily circulation of approximately 221,000 and 244,000 on Sunday.
Dispositions
On December 10, 2015, we completed the sale of the Las Vegas Review-Journal and related publications (“Review-Journal”) (initially acquired in the Stephens Media acquisition) which are located in Las Vegas, Nevada for an aggregate sale price of $140.0 million plus working capital adjustment of $1.0 million. As a result, a gain of $57.0 million was included in (gain) loss on sale or disposal of assets on the consolidated statement of operations and comprehensive income (loss) during the year ended December 27, 2015.
Restructuring
New Media was formed as a Delaware corporation on June 18, 2013. New Media was capitalized by and issued 1,000 common shares to Newcastle Investment Corp. (“Newcastle”). New Media had no operations until November 26, 2013, when it assumed control of GateHouse Media, Inc. ("GateHouse") and Local Media Group Holdings LLC.  Gatehouse was determined to be the predecessor to New Media, as the operations of GateHouse comprises substantially all of the business operations of the combined companies.  Newcastle owned approximately 84.6% of New Media until February 13, 2014, upon which date Newcastle distributed the shares that it held in New Media to its shareholders on a pro rata basis.
Management Agreement
On November 26, 2013, New Media entered into a management agreement with FIG LLC (the “Manager”), as amended and restated (the “Management Agreement”) pursuant to which the Manager manages the operations of New Media. Commencing from the Listing, New Media pays the Manager a management fee equal to 1.5% of New Media’s Total Equity (as defined in the Management Agreement) and the Manager is eligible to receive incentive compensation.
Industry
The newspaper industry and the Company have experienced declining revenue and profitability over the past several years. As a result, the Company has implemented and continues to implement, plans to reduce costs and preserve cash flow. This includes cost reduction programs and the sale of non-core assets. The Company believes these initiatives along with cash provided by operating activities will provide it with the financial resources necessary to invest in the business and provide sufficient cash flow to enable the Company to meet its commitments.
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
A summary of our significant accounting policies are described in Note 1 of our consolidated financial statements for the year ended December 27, 2015, included in our Annual Report on Form 10-K.
There have been no changes in critical accounting policies in the current year from those described in our Annual Report on Form 10-K for the year ended December 27, 2015.

Results of Operations
The following table summarizes our historical results of operations for New Media for the three months ended March 27, 2016 and March 29, 2015. References to “same store” results, a non-GAAP financial measure, take into account material acquisitions and divestitures of the company by adjusting prior year performance to include or exclude financial results as if the company had owned or divested a business for the comparable period. The acquisitions of Monroe Publishing Company and ThriveHive (“tuck-in acquisition”) are not considered material.
NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)

	Three months ended March 27, 2016	Three months ended March 29, 2015
Revenues:
Advertising	$163,637	$143,795
Circulation	103,877	81,054
Commercial printing and other	32,590	25,768
Total revenues	300,104	250,617
Operating costs and expenses:
Operating costs	174,453	140,712
Selling, general, and administrative	100,084	89,130
Depreciation and amortization	16,091	15,702
Integration and reorganization costs	926	1,927
Loss on sale or disposal of assets	1,520	545
Operating income	7,030	2,601
Interest expense	7,354	8,992
Other (income) expense	(164)	1
Income (loss) before income taxes	(160)	(6,392)
Income tax benefit	(5,127)	(326)
Net income (loss)	$4,967	$(6,066)
Three Months Ended March 27, 2016 Compared To Three Months Ended March 29, 2015
Revenue. Total revenue for the three months ended March 27, 2016 increased by $49.5 million, or 19.7%, to $300.1 million from $250.6 million for the three months ended March 29, 2015. The increase in total revenue was comprised of an $19.8 million, or 13.8%, increase in advertising revenue, a $22.8 million, or 28.2%, increase in circulation revenue, and a $6.8 million, or 26.5%, increase in commercial printing and other revenue. The increase in revenue of $49.5 million includes revenues from our Dolan, LLC, Times Publishing Company, Columbus Dispatch, Stephens Media (excluding the Review-Journal divestiture) and Halifax Media Group acquisitions of $61.3 million, which is comprised of $33.8 million from advertising, $21.2 million from circulation and $6.3 million from commercial printing and other.
Same store revenue for the three months ended March 27, 2016 decreased by $16.1 million, or 5.1%. The decrease in same store revenue was comprised of a $17.4 million, or 9.6%, decrease in advertising revenue and a $0.1 million, or 0.3%, decrease in commercial printing and other revenue, partially offset by a $1.4 million, or 1.4%, increase in circulation revenue. Same store advertising revenue declines were primarily driven by declines on the print side of our business in the local retail and preprint categories due to secular pressures and a continuing uncertain economic environment. These secular trends and economic conditions have also led to a decline in our print circulation volumes, which have been partially offset by price increases in select locations. The decrease in commercial printing and other revenue is primarily due to a decrease in commercial printing of $1.0 million, or 6.4%, and a decrease in other revenue of $0.6 million, or 6.0%, which is partially offset by an increase in digital marketing revenue of $1.5 million or 29%.

Operating Costs. Operating costs for the three months ended March 27, 2016 increased by $33.7 million, or 24.0%, to $174.4 million from $140.7 million for the three months ended March 29, 2015. The increase in operating costs of $33.7 million includes operating costs from all acquisitions of $36.9 million, which were partially offset by a $3.2 million decrease in the costs related to the remaining operations. This decline in operating costs related to the remaining operations was primarily due to a decrease in newsprint expenses of $3.1 million.
Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 27, 2016 increased by $11.0 million, or 12.3%, to $100.1 million from $89.1 million for the three months ended March 29, 2015. The increase of $11.0 million includes selling, general and administrative expenses from all acquisitions of $19.0 million, which were partially offset by a $8.0 million decrease in the costs related to the remaining operations. This decline in selling, general and administrative expenses related to the remaining operations was primarily due to a decrease in compensation expenses and outside services of $6.3 million and $1.4 million, respectively.
Integration and Reorganization Costs. During the three months ended March 27, 2016 and March 29, 2015, we recorded integration and reorganization costs of $0.9 million and $1.9 million, respectively, primarily resulting from severance costs related to acquisition-related synergies and the continued consolidation of our operations resulting from our ongoing implementation of our plans to reduce costs and preserve cash flow.
Interest Expense. Interest expense for the three months ended March 27, 2016 decreased by $1.6 million to $7.4 million from $9.0 million for the three months ended March 29, 2015. The decrease in interest expense was primarily due to the write-off of deferred financing costs related to the 2015 Incremental Revolver (as defined below) and a decrease in our total outstanding debt.
Income Tax Benefit. During the three months ended March 27, 2016 and March 29, 2015, we recorded an income tax benefit of $5.1 million and $0.3 million, respectively. The increase in income tax benefit is primarily due to the discrete income tax benefit recognized during the three months ended March 27, 2016, attributable to the release of a portion of the valuation allowance as deferred tax assets were utilized to offset deferred tax liabilities of two acquired entities.
Income (Loss) from Continuing Operations. Income from continuing operations for the three months ended March 27, 2016 was $5.0 million and loss from continuing operations for the three months ended March 29, 2015 was $6.1 million. Our net income from continuing operations increased due to the factors noted above.
Liquidity and Capital Resources
Our primary cash requirements are for working capital, debt obligations and capital expenditures. We have no material outstanding commitments for capital expenditures. We expect our 2016 capital expenditure to total between $10 million and $12 million. The 2016 capital expenditures will be primarily comprised of projects related to the consolidation of print operations and system upgrades. For more information on our long term debt and debt service obligations, see Note 6 to the unaudited condensed consolidated financial statements, “Indebtedness”. Our principal sources of funds have historically been, and are expected to continue to be, cash provided by operating activities.
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
Dividends

On April 28, 2016, the Company announced a first quarter 2016 cash dividend of $0.33 per share of Common Stock, par value $0.01 per share, of New Media. The dividend will be paid on May 19, 2016, to shareholders of record as of the close of business on May 11, 2016.
On February 25, 2016, the Company announced a fourth quarter 2015 cash dividend of $0.33 per share of Common Stock, par value $0.01 per share, of New Media. The dividend was paid on March 17, 2016, to shareholders of record as of the close of business on March 9, 2016.
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
New Media Credit Agreement
On June 4, 2014, New Media Holdings II LLC (the “New Media Borrower”), a wholly owned subsidiary of New Media, entered into a credit agreement (the “New Media Credit Agreement”) among the New Media Borrower, New Media Holdings I LLC (“Holdings”), the lenders party thereto, RBS Citizens, N.A. and Credit Suisse Securities (USA) LLC as joint lead arrangers and joint bookrunners, Credit Suisse AG, Cayman Islands Branch as syndication agent and Citizens Bank of Pennsylvania as administration agent which provides for (i) a $200 million senior secured term facility (the “Term Loan Facility” and any loan thereunder, including as part of the Incremental Facility, “Term Loans”) and (ii) a $25 million senior secured revolving credit facility, with a $5 million sub-facility for letters of credit and a $5 million sub-facility for swing loans, (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Senior Secured Credit Facilities”). In addition, the New Media Borrower may request one or more new commitments for term loans or revolving loans from time to time up to an aggregate total of $75 million (the “Incremental Facility”) subject to certain conditions. On June 4, 2014, the New Media Borrower borrowed $200 million under the Term Loan Facility (the “Initial Term Loans”). The Term Loans mature on June 4, 2020 and the maturity date for the Revolving Credit Facility is June 4, 2019. The proceeds of the Initial Term Loans, which included a $6.7 million original issue discount, were used to repay in full all amounts outstanding under the GateHouse Credit Facilities and the Local Media Credit Facility and to pay fees associated with the financing, with the balance going to the Company for general corporate purposes. The New Media Credit Agreement was amended on July 17, 2014 to cure an omission. On September 3, 2014, the New Media Credit Agreement was amended to provide for the 2014 Incremental Term Loan (as defined below). On November 20, 2014, the New Media Credit Agreement was amended to increase the amount of the Incremental Facility that may be requested after the date of the amendment to $225 million. On January 9, 2015, the New Media Credit Agreement was amended to provide for the 2015 Incremental Term Loan (as defined below) and the 2015 Incremental Revolver (as defined below). On February 13, 2015, the New Media Credit Agreement was amended to provide for the replacement of the existing term loans under the Term Loan Facility (including the 2014 Incremental Term Loan and the 2015 Incremental Term Loan) with a new class of replacement term loans (the “Replacement Term Loans”) on the same terms as the existing term loans except that the Replacement Term Loans are subject to a 1.00% prepayment premium for any prepayments made in connection with certain repricing transactions effected within six months of the date of the amendment. This amendment was considered a modification and the related $0.1 million of fees were expensed during the first quarter of 2015. On March 6, 2015, the New Media Credit Agreement was amended to provide for $15 million in additional revolving commitments under the Incremental Facility. In connection with this transaction, the Company incurred approximately $0.2 million of fees and expenses which were capitalized as deferred financing costs. On May 29, 2015, the New Media Credit Agreement was amended to provide for the May 2015 Incremental Term Loan (as defined below). As of March 27, 2016, $0 million was drawn under the Revolving Credit Facility.
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
In connection with the June 4, 2014 transaction, one lender under the New Media Credit Agreement was also a lender under the GateHouse Credit Facilities. This portion of the transaction was accounted for as a modification under Accounting Standards Codification (“ASC”) Subtopic 470-50, “Debt Modifications and Extinguishments” (“ASC Subtopic 470-50”), as the difference between the present value of the cash flows under the New Media Credit Agreement and the present value of the cash flows under the GateHouse Credit Facilities was less than 10%. The unamortized deferred financing costs and original issuance discount balances as of the refinance date pertaining to this lender’s portion of the GateHouse Credit Facilities will be amortized over the terms of the new facility. The remaining portion of the GateHouse Credit Facilities and the Local Media Credit Facility debt refinancing constituted an extinguishment of debt under ASC Subtopic 470-50, and was accounted for accordingly. In connection with this 2014 transaction, the Company incurred approximately $10.2 million of fees and expenses, of which $6.7 million were recognized as original issue discount and $1.7 million were capitalized as deferred financing costs. These amounts will be amortized over the term of the new Senior Secured Credit Facilities. Additionally, the Company recorded a loss on early extinguishment of debt of $9.0 million associated with this transaction, which consisted of the write-off of unamortized deferred financing costs and other expenses not eligible for capitalization under ASC Subtopic 470-50.
On September 3, 2014, the New Media Credit Agreement was amended to provide for additional term loans under the Incremental Facility in an aggregate principal amount of $25 million (such term loans, the “2014 Incremental Term Loan,” and such amendment, the “2014 Incremental Amendment”) in connection with the acquisition of the assets of The Providence Journal. The 2014 Incremental Term Loan is on terms identical to the term loans that were extended pursuant to the New Media Credit Agreement and will mature on June 4, 2020. In addition, the New Media Borrower was required to pay an upfront fee of 2.00% and an underwriter fee of 1.50% of the aggregate amount of the 2014 Incremental Term Loan as of the effective date of the 2014 Incremental Amendment. This amendment was considered a modification and the related $0.6 million of fees were expensed. On January 9, 2015, the New Media Credit Agreement was amended (such amendment, the “2015 Incremental Amendment”) to provide for $102 million in additional term loans (the “2015 Incremental Term Loan”) and $50 million in additional revolving commitments (the “2015 Incremental Revolver”) under the Incremental Facility and to make certain amendments to the Revolving Credit Facility in connection with the Halifax Media acquisition. The 2015 Incremental Term Loan is on terms identical to the term loans that were extended pursuant to the New Media Credit Agreement and will mature on June 4, 2020. In addition, the New Media Borrower was required to pay an upfront fee of 1.00% and an underwriter fee of 2.25% of the aggregate amount of the 2015 Incremental Term Loan and the 2015 Incremental Revolver as of the effective date of the 2015 Incremental Amendment. On January 20, 2015, the outstanding loans under the 2015 Incremental Revolver were repaid with the proceeds of a common stock offering by New Media and the 2015 Incremental Revolver commitments were terminated. In connection with this transaction, we incurred approximately $5.4 million of fees and expenses. The lender fees for the 2015 Incremental Term Loan increased the original issue discount by $3.3 million. Third party expenses of $0.1 million were allocated to new lenders, capitalized as deferred financing costs, and will be amortized over the remaining term of the loan. Third party expenses of $0.2 million were allocated to existing lenders and were expensed during the first quarter. Lender fees and third party expenses of $1.8 million were allocated to the 2015 Incremental Revolver, capitalized, and written off to interest expense after the balance of the 2015 Incremental Revolver was repaid. On May 29, 2015, the New Media Credit Agreement was amended (such amendment, the “May 2015 Incremental Amendment”) to provide for $25 million in additional term loans (the “May 2015 Incremental Term Loan”) under the Incremental Facility. The 2015 Incremental Term Loan is on terms identical to the Replacement Term Loans and will mature on June 4, 2020. In addition, the New Media Borrower was required to pay an upfront fee of 1.00% and an underwriter fee of 2.25% of the aggregate amount of the May 2015 Incremental Term Loan as of the effective date of the May 2015 Incremental Amendment. In connection with this transaction, the Company incurred approximately $878 of fees and expenses. This amendment was considered a modification and the related $0.1 million of third-party fees were expensed during the second quarter. The lender fees for the May 2015 Incremental Term Loan increased the original issue discount by $813.
As of March 27, 2016, we are in compliance with all of the covenants and obligations under the New Media Credit Agreement.
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
The Advantage Florida Debt is in the principal amount of $10 million and bears interest at the rate of 5.25% per annum, payable quarterly in arrears, maturing on December 31, 2016. The Advantage Alabama Debt is in the principal amount of $8 million and bears interest at the rate of LIBOR plus 6.25% per annum (with a minimum of 1% LIBOR) payable quarterly in arrears, maturing on March 31, 2019. The Advantage Debt is secured by a perfected second priority security interest in all the assets of the Advantage Borrowers and certain other subsidiaries of the Company, subject to the limitation that the maximum amount of secured obligations is $15 million. The Advantage Credit Facilities are unconditionally guaranteed by Holdings I and certain subsidiaries of the New Media Borrowers and are required to be guaranteed by all future material wholly-owned domestic subsidiaries, subject to certain exceptions. The Advantage Debt is subordinated to the New Media Credit Facilities pursuant to an intercreditor agreement.
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
As of March 27, 2016, we are in compliance with all of the covenants and obligations under the Advantage Credit Agreements.
Refer to Note 6 to the unaudited condensed consolidated financial statements, “Indebtedness,” for further discussion of the Advantage Credit Agreements.
Cash Flows
The following table summarizes our historical cash flows.

	Three months ended March 27, 2016	Three months ended March 29, 2015
Cash provided by operating activities	$9,828	$25,055
Cash used in investing activities	(61,072)	(380,226)
Cash (used in) provided by financing activities	(16,004)	258,391

The discussion of our cash flows that follows is based on our historical cash flows for the three months ended March 27, 2016 and March 29, 2015.
Cash Flows from Operating Activities. Net cash provided by operating activities for the three months ended March 27, 2016 was $9.8 million, a decrease of $15.2 million when compared to $25.0 million of cash provided by operating activities for the three months ended March 29, 2015. This $15.2 million decrease was the result of a decrease in cash provided by working capital of $23.5 million and a decrease in adjustments for non-cash charges of $2.7 million, which was partially offset by an increase in net income of $11.0 million.
The $23.5 million decrease in cash provided by working capital for the three months ended March 27, 2016 when compared to the three months ended March 29, 2015 is primarily attributable to a decrease in accrued expenses, which was partially offset by an increase in accounts receivable.
The $2.7 million decrease in adjustments to net income for non-cash charges primarily consisted of a non-cash deferred income tax benefit, which was partially offset by an increase in loss on sale of assets of $1.0 million, an increase in non-cash compensation expense of $0.5 million, and an increase in depreciation and amortization of $0.4 million.
Cash Flows from Investing Activities. Net cash used in investing activities for the three months ended March 27, 2016 was $61.1 million. During the three months ended March 27, 2016, we used $58.7 million, net of cash acquired, for acquisitions and $2.6 million for capital expenditures, which was partially offset by $0.2 million we received from the sale of other assets.
Net cash used in investing activities for the three months ended March 29, 2015 was $380.2 million. During the three months ended March 29, 2015, we used $378.5 million, net of cash acquired for acquisitions and $1.7 million for capital expenditures.
Cash Flows from Financing Activities. Net cash used in financing activities for the three months ended March 27, 2016 was $16.0 million primarily due to the payment of dividends of $14.8 million and repayments under term loans of $0.9 million.
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
Changes in Financial Position
The discussion that follows highlights significant changes in our financial position and working capital from December 27, 2015 to March 27, 2016.
Restricted Cash. Restricted cash decreased $3.8 million from December 27, 2015 to March 27, 2016, which primarily relates to our reduction of standby letters of credit in the name of our insurers that were fully collateralized with cash.
Accounts Receivable. Accounts receivable decreased $17.7 million from December 27, 2015 to March 27, 2016, which primarily relates the timing of cash collections and lower same store revenue recognized in the 2016 three month period compared to 2015, which was partially offset by $7.8 million of assets acquired in the three month period ending March 27, 2016.
Prepaid Expenses. Prepaid expenses increased $5.9 million from December 27, 2015 to March 27, 2016, which primarily relates to the timing of payments and the remainder is due to acquisitions during the first three months of 2016.
Other Current Assets. Other current assets increased $5.4 million from December 27, 2015 to March 27, 2016, primarily due to increased collateral required by our insurers in accordance with certain insurance policies.
Property, Plant, and Equipment. Property, plant, and equipment decreased $3.4 million during the period from December 27, 2015 to March 27, 2016, of which $11.7 million relates depreciation, $1.1 million relates to assets sold or disposed of, and $0.9 million of property, plant, and equipment assets classified as held for sale during the three months ended March 27, 2016, which was partially offset by $7.7 million of assets acquired and $2.3 million of capital expenditures.

Goodwill. Goodwill increased $35.1 million from December 27, 2015 to March 27, 2016, which relates to acquisitions during the first three months of 2016.
Intangible Assets. Intangible assets increased $35.8 million from December 27, 2015 to March 27, 2016, of which $40.4 million relates to acquisitions during the first three months of 2016, which was offset by $4.4 million of amortization and $0.2 million from the sale of intangible assets.
Other assets. Other assets increased $4.2 million from December 27, 2015 to March 27, 2016, which relates to acquisitions during the first three months of 2016.
Current Portion of Long-term Debt. Current portion of long-term debt increased $10.0 million from December 27, 2015 to March 27, 2016, due to debt that was assumed in the Halifax acquisition in 2015 having a $10 million value that is due December 31, 2016.
Accounts Payable. Accounts payable increased $3.8 million from December 27, 2015 to March 27, 2016, of which $2.6 million relates to acquisitions during the first three months of 2015 and the remainder is due to timing of vendor payments.
Accrued Expenses. Accrued expenses decreased $26.7 million from December 27, 2015 to March 27, 2016, which primarily relates to a decrease of $19.1 million due to the payment of the management and incentive fee and a decrease in accrued bonuses of $6.7 million, which was partially offset by an increase of $4.1 million from acquisitions during the first three months of 2016.
Deferred Revenue. Deferred revenue increased $10.0 million from December 27, 2015 to March 27, 2016, which relates primarily to acquisitions during the first three months of 2016.
Long-term Debt. Long-term debt decreased $10.2 million from December 27, 2015 to March 27, 2016, due to a $10.0 million reclassification from long-term debt to current portion of long-term debt and a repayment of long-term debt of $0.9 million, which was partially offset by $0.7 million of non-cash interest expense.
Long-term Liabilities, Less Current Portion. Long-term liabilities, less current portion increased $2.1 million, which relates primarily to acquisitions during the first three months of 2016.
Pension and other postretirement benefit obligations. Pension and other postretirement benefit obligations increased $15.9 million from December 27, 2015 to March 27, 2016, which relates primarily to pension liabilities assumed in the Times Publishing Company acquisition during the first three months of 2016.
Retained Earnings. Retained earnings decreased $9.8 million from December 27, 2015 to March 27, 2016, due to the payment of dividends of $14.8 million, which was partially offset by net income of $5.0 million.
Summary Disclosure About Contractual Obligations and Commercial Commitments
There have been no significant changes to our contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 27, 2015.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements reasonably likely to have a current or future effect on our financial statements.
Contractual Commitments
There were no material changes made to our contractual commitments during the period from December 27, 2015 to March 27, 2016.
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
The table below shows the reconciliation of loss from continuing operations to Adjusted EBITDA for the periods presented:

	Three months ended March 27, 2016		Three months ended March 29, 2015
	(in thousands)
Net income (loss)	$4,967		$(6,066)
Income tax benefit	(5,127)		(326)
Interest expense	7,354		8,992
Depreciation and amortization	16,091		15,702
Adjusted EBITDA from continuing operations	$23,285	(a)	$18,302	(b)

(a)
Adjusted EBITDA for the three months ended March 27, 2016 included net expenses of $5,810, related to transaction and project costs, non-cash compensation, and other expense of $3,364, integration and reorganization costs of $926 and a $1,520 loss on the sale or disposal of assets.

(b)
Adjusted EBITDA for the three months ended March 29, 2015 included net expenses of $6,974, related to non-cash compensation, transaction and project costs and other expense of $4,502, integration and reorganization costs of $1,927 and a $545 loss on the sale or disposal of assets.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
During the three month period ended March 27, 2016, there were no material changes to the quantitative and qualitative disclosures about market risk that were presented in Item 7A of our Annual Report on Form 10-K for the year ended December 27, 2015.

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
There have been no material changes to the legal proceedings previously disclosed under “Legal Proceedings” included in our Annual Report on Form 10-K filed with the SEC on February 25, 2016.

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
Our Company primarily generates revenue in three geographic regions: the Northeast, the Southeast, and the Midwest. During the three months ended March 27, 2016, approximately 26% of our total revenues were generated in three states in the Northeast: Massachusetts, Rhode Island, and New York. During the same period, approximately 21% of our total revenues were generated in two states in the Southeast: Florida and North Carolina. Also during the same period, approximately 21% of our total revenues were generated in two states in the Midwest: Illinois and Ohio. As a result of this geographic concentration, our financial results, including advertising and circulation revenue, depend largely upon economic conditions in these principal market areas. Accordingly, adverse economic developments within these three regions in particular could significantly affect our consolidated operations and financial results.
Our indebtedness and any future indebtedness may limit our financial and operating activities and our ability to incur additional debt to fund future needs or dividends.
As of March 27, 2016, New Media’s outstanding indebtedness consists primarily of the New Media Credit Agreement. The New Media Credit Agreement provides for (i) a $200 million senior secured term facility and (ii) a $25 million senior secured revolving credit facility, with a $5 million sub-facility for letters of credit and a $5 million sub-facility for swing loans.

In addition, we may request one or more new commitments for term loans or revolving loans from time to time up to an aggregate total of $75 million, subject to certain conditions. On September 3, 2014, the New Media Credit Agreement was amended to provide for additional term loans under the Incremental Facility in an aggregate principal amount of $25 million. On November 20, 2014, the New Media Credit Agreement was further amended to increase the amount available thereunder for incremental term loans from $75 million to $225 million in order to facilitate the financing of the acquisition of substantially all of the assets from Halifax Media Group LLC. On January 9, 2015, the New Media Credit Agreement was amended to provide for additional term loans and revolving commitments under the Incremental Facility in a combined aggregate principal amount of $152 million and to make certain amendments to the Revolving Credit Facility (as defined below). On February 13, 2015, the New Media Credit Agreement was amended to, amongst other things, replace the existing term loans with a new class of replacement term loans with extended call protection. On March 6, 2015, the New Media Credit Agreement was amended to provide for $15 million in additional revolving commitments under the Incremental Facility. On May 29, 2015, the New Media Credit Agreement was amended to provide for $25 million in additional term loans under the Incremental Facility. As of March 27, 2016, $0 was drawn under the Revolving Credit Facility.
The Advantage Credit Agreements, which arose from debt obligations assumed by us in connection with our acquisition of substantially all of the assets from Halifax Media Group LLC on January 9, 2015, are comprised of; (i) debt in the principal amount of $10 million that bears interest at the rate of 5.25% per annum, payable quarterly in arrears, maturing on December 31, 2016 and (ii) debt in the principal amount of $8 million that bears interest at the rate of LIBOR plus 6.25% per annum (with a minimum of 1% LIBOR) payable quarterly in arrears, maturing on March 31, 2019. As of March 27, 2016, $18 million was outstanding under the Advantage Credit Agreements.
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
The restrictions described above may interfere with our ability to obtain new or additional financing or may affect the manner in which we structure such new or additional financing or engage in other business activities, which may significantly limit or harm our results of operations, financial condition and liquidity. A default and any resulting acceleration of obligations under any of the New Media Credit Agreement or Advantage Credit Agreements could also result in an event of default and declaration of acceleration under our other existing debt agreements. Such an acceleration of our debt would have a material adverse effect on our liquidity and our ability to continue as a going concern. A default under any of the New Media Credit Agreement or Advantage Credit Agreements could also significantly limit our alternatives to refinance both the debt under which the default occurred and other indebtedness. This limitation may significantly restrict our financing options during times of either market distress or our financial distress, which are precisely the times when having financing options is most important.
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
We have announced our intent to distribute a substantial portion of our free cash flow as a dividend to our stockholders, through a quarterly dividend, subject to satisfactory financial performance, approval by our Board of Directors and dividend restrictions in the New Media Credit Agreement. The Board of Directors’ determinations regarding dividends will depend on a variety of factors, including the Company’s GAAP net income, free cash flow generated from operations or other sources, liquidity position and potential alternative uses of cash, such as acquisitions, as well as economic conditions and expected future financial results. Although we recently paid a fourth quarter 2015 cash dividend of $0.33 per share of Common Stock and have paid regularly quarterly dividends since the third quarter of 2014, there can be no guarantee that we will continue to pay dividends in the future or that this recent dividend is representative of the amount of any future dividends. Our ability to declare future dividends will depend on our future financial performance, which in turn depends on the successful implementation of our strategy and on financial, competitive, regulatory, technical and other factors, general economic conditions, demand and selling prices for our products and other factors specific to our industry or specific projects, many of which are beyond our control. Therefore, our ability to generate free cash flow depends on the performance of our operations and could be limited by decreases in our profitability or increases in costs, capital expenditures or debt servicing requirements.
GateHouse Media, Inc. (“GateHouse” or "Predecessor") suspended the payments of dividends commencing with the second quarter of 2008. We own substantially all of our Predecessor’s assets, and our Predecessor experienced revenue and cash flow declines in the past. In addition, we may acquire additional companies with declining cash flow as part of a strategy aimed at stabilizing cash flow through expense reduction and digital expansion. If our strategy is not successful, we may not be able to pay dividends.

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
We have invested in growing our digital business, including Propel and including through strategic acquisitions, but such investments may not be successful, which could adversely affect our results of operations.
We continue to evaluate our business and how we intend to grow our digital business. Internal resources and effort are put towards this business and acquisitions are sought to expand this business, including our recent acquisition of a digital marketing business. In addition, key partnerships have been entered into to assist with our digital business, including Propel. We continue to believe that our digital businesses, including Propel, offer opportunities for revenue growth to support and, in some cases, offset the revenue trends we have seen in our print business. There can be no assurances that the partnerships we have entered into, the acquisitions we have completed or the internal strategy being employed will result in generating or increasing digital revenues in amounts necessary to stabilize or offset trends in print revenues. In addition, we have a limited history of operations in this area and there can be no assurances that past performance will be indicative of future performance or future trends. If our digital strategy, including with regard to Propel, is not as successful as we anticipate, our financial condition, results of operations and ability to pay dividends could be adversely affected.

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
Additionally, our ability to realize the anticipated benefits of the synergies between New Media and our recent or potential future acquisitions of assets or companies will depend, in part, on our ability to appropriately integrate the business of New Media and the businesses of other such acquired companies. The process of acquiring assets or companies may disrupt our business and may not result in the full benefits expected. The risks associated with integrating the operations of New Media and recent and potential future acquisitions include, among others:

•	uncoordinated market functions;

•	unanticipated issues in integrating the operations and personnel of the acquired businesses;

•	the incurrence of indebtedness and the assumption of liabilities;

•	the incurrence of significant additional capital expenditures, transaction and operating expenses and non-recurring acquisition-related charges;

•	unanticipated adverse impact on our earnings from the amortization or write-off of acquired goodwill and other intangible assets;

•	cultural challenges associated with integrating acquired businesses with the operations of New Media;

•	not retaining key employees, vendors, service providers, readers and customers of the acquired businesses; and

•	the diversion of management’s attention from ongoing business concerns.
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
Our Predecessor experienced losses from continuing operations of approximately $27.5 million and $21.0 million in 2012 and 2011, respectively. On September 27, 2013, GateHouse filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code and emerged from Chapter 11 protection on November 26, 2013 (the "Effective Date") ("Restructuring"). We may not be able to maintain profitable operations in the future and our failure to achieve profitability in the future could adversely affect the trading price of our Common Stock and our ability to pay dividends and raise additional capital for growth.
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
During the fourth quarter of 2015, we reorganized our management structure to align with the geography of the market served.  As a result, an additional impairment analysis was performed.  The analysis of masthead values suggested impairment, and a charge of $4.8 million was recorded in December 2015.
At March 27, 2016 the carrying value of our goodwill is $206.2 million, mastheads is $91.3 million, and amortizable intangible assets is $275.5 million.
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
Our pension and postretirement plans were underfunded by $26.9 million at March 27, 2016. The increase of $15.7 million since December 27, 2015 is due to the assumption of a pension liability in a recent acquisition, offset by a payment of $0.3 million. Our pension plan invests in a variety of equity and debt securities, many of which were affected by the disruptions in the credit and capital markets in 2009 and 2010. Future volatility and disruption in the stock markets could cause further declines in the asset values of our pension plans. In addition, a decrease in the discount rate used to determine minimum funding requirements could result in increased future contributions. If either occurs, we may need to make additional pension contributions above what is currently estimated, which could reduce the cash available for our businesses.
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
As of March 27, 2016, we employed 10,153 employees, of whom 1,242 (or approximately 12%) were represented by 37 unions. 86% of the unionized employees are in four states: Ohio, Rhode Island, Massachusetts and Illinois and represent 31%, 22%, 17% and 16% of all our union employees, respectively. Most of our unionized employees work under collective bargaining agreements that expire in 2017.
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
There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates—including investment funds, private investment funds, or businesses managed by our Manager—invest in media assets and whose investment objectives overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our Board of Directors and employees of our Manager who may be officers also serve as officers and/or directors of these other entities. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress for certain target assets. From time to time, affiliates of Fortress focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress had approximately $70.6 billion of assets under management as of March 31, 2016. In addition, with respect to Fortress funds in the process of selling investments, our Manager may be incentivized to regard the sale of such assets to us positively, particularly if a sale to an unrelated third party would result in a loss of fees to our Manager.
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
Sales of substantial amounts of shares of our Common Stock in the public market, or the perception that such sales might occur, could adversely affect the market price of our Common Stock. The issuance of our common stock in connection with property, portfolio or business acquisitions or the settlement of awards that may be granted under our Incentive Plan (as defined above) or otherwise could also have an adverse effect on the market price of our Common Stock.
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
Furthermore, the percentage ownership in New Media may be diluted in the future because of additional equity awards that we expect will be granted to our Manager pursuant to our Management Agreement. Upon the successful completion of an offering of shares of our Common Stock or any shares of preferred stock, we will grant our Manager options equal to 10% of the number of shares being sold in the offering, with an exercise price equal to the offering price per share paid by the public or other ultimate purchaser. The Board of Directors of New Media approved the Incentive Plan, which provides for the grant of equity and equity-based awards, including restricted stock, stock options, stock appreciation rights, performance awards, restricted stock units, tandem awards and other equity-based and non-equity based awards, in each case to our Manager, to the directors, officers, employees, service providers, consultants and advisors of our Manager who perform services for us, and to our directors, officers, employees, service providers, consultants and advisors. Any future grant would cause further dilution. We initially reserved 15 million shares of our Common Stock for issuance under the Incentive Plan; on the first day of each fiscal year beginning during the ten-year term of the Incentive Plan and in and after calendar year 2015, that number will be increased by a number of shares of our Common Stock equal to 10% of the number of shares of our Common Stock newly issued by us during the immediately preceding fiscal year (and, in the case of fiscal year 2014, after the effective date of the Incentive Plan). In January 2016 and 2015, the number of shares reserved for issuance under the Incentive Plan was increased by 724,400 and 746,649, representing 10% of the shares of Common Stock newly issued in fiscal year 2015 and 2014, respectively.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Approximate Number of Shares that May Yet Be Purchased Under the Plan or Programs
December 28, 2015 through January 31, 2016			$—	—	—
February 1 through February 28, 2016	23,109	(1)	$15.26	—	120,159
February 29 through March 27, 2016			$—	—	120,159
Total	23,109		$15.26	—	120,159
_____________________

(1)
Pursuant to the "withhold to cover" method for collecting and paying withholding taxes for our employees upon the vesting of restricted securities, we withheld from certain employees the shares noted in the table above to cover such statutory minimum tax withholdings. These transactions took place outside of a publicly-announced repurchase plan. The weighted-average price per share listed in the above table is the weighted-average of the fair market prices at which we calculated the number of shares withheld to cover tax withholdings for the employees.

Item 3.	Defaults Upon Senior Securities
Not applicable

Item 4.	Mine Safety Disclosures
Not applicable

Item 5.	Other Information
Not applicable

Item 6.	Exhibits
See Index to Exhibits on page 59 of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW MEDIA INVESTMENT GROUP INC.

Date: April 28, 2016	/s/ Gregory W. Freiberg
Gregory W. Freiberg
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit No.	Description

* 31.1	Rule 13a-14(a)/15d-14(d) Certification of Principal Executive Officer under the Securities Exchange Act of 1934 (included herewith).

* 31.2	Rule 13a-14(a)/15d-14(d) Certification of Principal Financial Officer under the Securities Exchange Act of 1934 (included herewith).

* 32.1	Section 1350 Certifications (included herewith).

* 101.INS	XBRL Instance Document

* 101.SCH	XBRL Taxonomy Extension Schema

* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

* 101.DEF	XBRL Taxonomy Extension Definition Linkbase

* 101.LAB	XBRL Taxonomy Extension Label Linkbase

* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*     Filed herewith.