Form 10-Q
period 2016-06-26
New Media Investment Group Inc.
filed 2016-07-28
CIK 1579684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2016
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

As of July 26, 2016, 44,880,581 shares of the registrant’s common stock were outstanding.

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

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 26, 2016 (unaudited) and December 27, 2015	4

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 26, 2016 and June 28, 2015	5

	Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 26, 2016	6

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 26, 2016 and June 28, 2015	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	38

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 3.	Defaults Upon Senior Securities	54

Item 4.	Mine Safety Disclosures	54

Item 5.	Other Information	54

Item 6.	Exhibits	54

	Signatures	55

Item 1.	Financial Statements
NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 26, 2016	December 27, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$60,689	$146,638
Restricted cash	3,200	6,967
Accounts receivable, net of allowance for doubtful accounts of $4,810 and $4,479 at June 26, 2016 and December 27, 2015, respectively	125,566	136,249
Inventory	17,033	15,744
Prepaid expenses	19,307	14,549
Other current assets	18,286	11,763
Total current assets	244,081	331,910
Property, plant, and equipment, net of accumulated depreciation of $107,745 and $85,038 at June 26, 2016 and December 27, 2015, respectively	371,718	384,824
Goodwill	214,270	171,119
Intangible assets, net of accumulated amortization of $32,797 and $23,122 at June 26, 2016 and December 27, 2015, respectively	350,830	303,575
Other assets	7,926	5,692
Total assets	$1,188,825	$1,197,120
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$13,509	$3,509
Accounts payable	11,395	9,571
Accrued expenses	74,759	100,173
Deferred revenue	72,798	62,294
Total current liabilities	172,461	175,547
Long-term liabilities:
Long-term debt	340,100	350,266
Long-term liabilities, less current portion	11,819	9,192
Deferred income taxes	5,121	3,988
Pension and other postretirement benefit obligations	26,359	11,054
Total liabilities	555,860	550,047
Stockholders’ equity:
Common stock, $0.01 par value, 2,000,000,000 shares authorized at June 26, 2016 and December 27, 2015; 44,911,003 and 44,710,497 issued at June 26, 2016 and December 27, 2015, respectively	445	445
Additional paid-in capital	606,495	605,033
Accumulated other comprehensive loss	(3,117)	(3,158)
Retained earnings	29,495	44,753
Treasury stock, at cost, 30,422 and 0 shares at June 26, 2016 and December 27, 2015, respectively	(353)	—
Total stockholders’ equity	632,965	647,073
Total liabilities and stockholders’ equity	$1,188,825	$1,197,120
See accompanying notes to unaudited condensed consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except share and per share data)

	Three months ended June 26, 2016	Three months ended June 28, 2015	Six months ended June 26, 2016	Six months ended June 28, 2015
Revenues:
Advertising	$174,153	$177,344	$337,791	$321,140
Circulation	104,094	91,763	207,971	172,814
Commercial printing and other	36,583	30,386	69,172	56,156
Total revenues	314,830	299,493	614,934	550,110
Operating costs and expenses:
Operating costs	172,557	160,360	347,010	301,073
Selling, general, and administrative	106,029	99,667	206,113	188,797
Depreciation and amortization	17,258	17,387	33,349	33,088
Integration and reorganization costs	1,409	1,656	2,335	3,583
Loss on sale or disposal of assets	831	925	2,351	1,470
Operating income	16,746	19,498	23,776	22,099
Interest expense	7,524	7,623	14,878	16,615
Other income	(90)	(19)	(254)	(18)
Income before income taxes	9,312	11,894	9,152	5,502
Income tax (benefit) expense	(71)	699	(5,198)	373
Net income	$9,383	$11,195	$14,350	$5,129
Income per share:
Basic:
Net income	$0.21	$0.25	$0.32	$0.12
Diluted:
Net income	$0.21	$0.25	$0.32	$0.12
Dividends declared per share	$0.33	$0.33	$0.66	$0.63
Comprehensive income	$9,400	$11,218	$14,391	$5,175
See accompanying notes to unaudited condensed consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Stockholders’ Equity
(In thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock		Total
	Shares	Amount				Shares	Amount
Balance at December 27, 2015	44,710,497	$445	$605,033	$(3,158)	$44,753	—	$—	$647,073
Net income	—	—	—	—	14,350	—	—	14,350
Net actuarial loss and prior service cost, net of income taxes of $0	—	—	—	41	—	—	—	41
Restricted share grants	200,506	—	225	—	—	—	—	225
Non-cash compensation expense	—	—	1,237	—	—	—	—	1,237
Purchase of treasury stock	—	—	—	—	—	30,422	(353)	(353)
Common stock cash dividend	—	—	—	—	(29,608)	—		(29,608)
Balance at June 26, 2016	44,911,003	$445	$606,495	$(3,117)	$29,495	30,422	$(353)	$632,965
See accompanying notes to unaudited condensed consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six months ended June 26, 2016	Six months ended June 28, 2015
Cash flows from operating activities:
Net income	$14,350	$5,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,349	33,088
Non-cash compensation expense	1,237	515
Non-cash interest expense	1,392	1,391
Deferred income taxes	(5,527)	299
Loss on sale or disposal of assets	2,351	1,470
Pension and other postretirement benefit obligations	(973)	(657)
Changes in assets and liabilities:
Accounts receivable, net	20,494	6,467
Inventory	(1,166)	713
Prepaid expenses	(3,087)	(172)
Other assets	(2,763)	(1,301)
Accounts payable	(1,164)	(12,237)
Accrued expenses	(28,693)	17,260
Deferred revenue	268	(2,111)
Other long-term liabilities	756	1,333
Net cash provided by operating activities	30,824	51,187
Cash flows from investing activities:
Purchases of property, plant, and equipment	(5,443)	(3,886)
Proceeds from sale of publications and other assets	3,076	717
Acquisitions, net of cash acquired	(82,819)	(425,534)
Net cash used in investing activities	(85,186)	(428,703)
Cash flows from financing activities:
Payment of debt issuance costs	—	(525)
Borrowings under term loans	—	122,872
Borrowings under revolving credit facility	—	84,000
Repayments under term loans	(1,755)	(1,381)
Repayments under revolving credit facility	—	(60,000)
Payment of offering costs	—	(1,343)
Issuance of common stock, net of underwriter’s discount	—	150,866
Purchase of treasury stock	(353)	—
Payment of dividends	(29,479)	(28,008)
Net cash (used in) provided by financing activities	(31,587)	266,481
Net decrease in cash and cash equivalents	(85,949)	(111,035)
Cash and cash equivalents at beginning of period	146,638	123,709
Cash and cash equivalents at end of period	$60,689	$12,674
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
New Media was formed as a Delaware corporation on June 18, 2013. New Media was capitalized by and issued 1,000 common shares to Newcastle Investment Corp. (“Newcastle”). New Media had no operations until November 26, 2013, when it assumed control of GateHouse Media, Inc. ("GateHouse") and Local Media Group Holdings LLC.  Gatehouse was determined to be the predecessor to New Media, as the operations of GateHouse comprise substantially all of the business operations of the combined companies. Newcastle owned approximately 84.6% of New Media until February 13, 2014, upon which date Newcastle distributed the shares that it held in New Media to its shareholders on a pro rata basis.
The Company’s operating segments (Eastern US Publishing, Central US Publishing, Western US Publishing, and Business Publications) are aggregated into one reportable segment.
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

Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component for the six months ended June 26, 2016 and June 28, 2015 are outlined below.

Net actuarial loss and prior service cost (1)
For the six months ended June 26, 2016:
Balance at December 27, 2015	$(3,158)
Other comprehensive income before reclassifications	—
Amounts reclassified from accumulated other comprehensive income	41
Net current period other comprehensive income, net of taxes	41
Balance at June 26, 2016	$(3,117)
For the six months ended June 28, 2015:
Balance at December 28, 2014	$(4,469)
Other comprehensive income before reclassifications	—
Amounts reclassified from accumulated other comprehensive income	46
Net current period other comprehensive income, net of taxes	46
Balance at June 28, 2015	$(4,423)

(1)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost. See Note 10.
The following table presents reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended June 26, 2016 and June 28, 2015.

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three months ended June 26, 2016	Three months ended June 28, 2015	Six months ended June 26, 2016	Six months ended June 28, 2015		Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income
Amortization of unrecognized loss	$17	$23	$41	$46	(1)
Amounts reclassified from accumulated other comprehensive loss	17	23	41	46		Income before income taxes
Income tax expense	—	—	—	—		Income tax (benefit) expense
Amounts reclassified from accumulated other comprehensive loss, net of taxes	$17	$23	$41	$46		Net income

(1)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost. See Note 10.
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
(2) Acquisitions and Dispositions
Acquisitions
2016 Other Acquisitions
The Company acquired substantially all the assets, properties and business of certain publications and businesses on December 31, 2015, January 12, 2016, March 18, 2016, April 22, 2016, and April 29, 2016 (“2016 Other Acquisitions”), which included 72 business publications, one daily newspaper, two shoppers, a marketing software business, and a cloud solutions partner for an aggregate purchase price of $82,516, including estimated working capital. The acquisitions were financed from cash on hand. The rationale for the acquisitions was primarily due to the attractive nature, as applicable, of the newspaper assets, digital marketing technology platform, ability to support implementation of cloud solutions, and cash flows combined with cost saving and revenue-generating opportunities available.
The Company accounted for the 2016 Other Acquisitions under the acquisition method of accounting. The net assets, including goodwill, have been recorded in the consolidated balance sheet at their fair values in accordance with Accounting Standards Codification (“ASC”) Topic 805, "Business Combinations" (“ASC 805”). The fair value determination of the assets acquired and liabilities assumed are preliminary based upon all information available to us at the present time and are subject to working capital and other adjustments. The value assigned to property, plant and equipment, intangible assets, liabilities and goodwill is preliminary and subject to the completion of valuations to determine the fair market value of the tangible and intangible assets. The final calculation of working capital and other adjustments and determination of fair values for tangible and intangible assets may result in different allocations among the various asset classes from those set forth below and any such differences could be material.
The following table summarizes the preliminary fair values of the assets and liabilities:

Current assets	$11,843
Other assets	4,195
Property, plant and equipment	7,925
Noncompete agreements	670
Advertiser relationships	28,360
Subscriber relationships	11,360
Customer relationships	3,054
Software	5,783
Trade names	1,128
Mastheads	6,790
Goodwill	43,151
Total assets	124,259
Current liabilities	16,960
Pension	16,299
Other long-term liabilities	8,484
Total liabilities	41,743
Net assets	$82,516
The Company obtained third party independent valuations or performed similar calculations internally to assist in the determination of the fair values of certain assets acquired and liabilities assumed. Three basic approaches were used to determine value: the cost approach (used for equipment where an active secondary market is not available, building improvements, and software), the direct sales comparison (market) approach (used for land and equipment where an active secondary market is available) and the income approach (used for intangible assets). The obligation assumed for the defined benefit pension plan was measured in accordance with ASC 715-20, "Compensation-Retirement Benefits".
The Company recorded approximately $424 and $692 of selling, general and administrative expense for acquisition-related costs for the 2016 Other Acquisitions during the three and six months ended June 26, 2016, respectively.
For tax purposes, the amount of goodwill that is expected to be deductible is $18,640.
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

Halifax Media Group
On January 9, 2015, the Company completed its acquisition of substantially all of the assets from Halifax Media Group for an aggregate purchase price of $285,369, including working capital and net of assumed debt. Of the purchase price, $17,000 was being held in an escrow account, to be available for application against indemnification and certain other obligations of the sellers arising during the first twelve months following the closing, with the remainder not so applied or subject to claims being delivered to the sellers. Subsequently, the escrow has been released. The acquisition includes twenty-four daily publications, thirteen weekly publications, and five shoppers serving areas of Alabama, Florida, Louisiana, Massachusetts, North Carolina, and South Carolina with a daily circulation of approximately 635 and 752 on Sunday. The acquisition was completed because of the attractive nature of the newspaper assets and cash flows as well as the cost saving opportunities. The purchase price reflects a working capital adjustment of $750 received in August 2015.
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
The Company entered into a Management and Advisory Agreement with DB Nevada Holdings, Inc. in conjunction with the sale of the Review-Journal on December 10, 2015. Under the terms of the agreement, the Company is authorized to manage and conduct business and oversee the assets and operations. The Company analyzed the terms of the agreement based on the guidance in ASU No. 2015-02 and concluded that the fees received from the Review-Journal do not represent a variable interest. On February 23, 2016, the Company received notification of termination of the Management and Advisory Agreement, which subsequently terminated May 23, 2016.
Pro-Forma Results
The unaudited pro forma condensed consolidated statement of operations information for 2015, set forth below, presents the results of operations as if the consolidation of the newspapers from Halifax Media Group and Stephens Media had occurred on December 29, 2014. The pro forma information excludes results of operations of the Review-Journal, as well as the gain on sale of assets. The results of operations of the 2016 and 2015 Other Acquisitions are not material to the Company’s results of operations and have been excluded from the pro-forma results.
These amounts are not necessarily indicative of future results or actual results that would have been achieved had the acquisitions occurred as of the beginning of such period. There are no pro-forma adjustments needed for the three and six months ended June 26, 2016 and three months ended June 28, 2015.

Six months ended June 28, 2015
Revenues	$541,076
Income from continuing operations	$1,118
Income from continuing operations per common share:
Basic	$0.03
Diluted	$0.03
(3) Share-Based Compensation
The Company recognized compensation cost for share-based payments of $618, $374, $1,237, and $515 during the three and six months ended June 26, 2016 and June 28, 2015, respectively. The total compensation cost not yet recognized related to non-vested awards as of June 26, 2016 was $5,168, which is expected to be recognized over a weighted average period of 2.15 years through April 2019.
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
On March 14, 2014, a grant of restricted shares totaling 15,870 shares was made to the Company’s Non-Officer Directors, of which 5,280 and 5,289 vested on March 14, 2016 and March 14, 2015, respectively. During the year ended December 27, 2015, grants of restricted shares totaling 234,267 shares were made to the Company’s Employees, of which 66,645 vested on February 24, 2016. During the three months ended March 27, 2016, a grant of restricted shares totaling 175,650 shares was made to the Company’s Employees. During the three months ended June 26, 2016, a grant of restricted shares totaling 10,864 shares was made to the Company’s Employees and 7,313 restricted shares were forfeited.
As of June 26, 2016 and June 28, 2015, there were 352,124 and 210,673 RSGs, respectively, issued and outstanding with a weighted average grant date fair value of $18.20 and $22.50, respectively. As of June 26, 2016, the aggregate intrinsic value of unvested RSGs was $6,190.
RSG activity during the six months ended June 26, 2016 was as follows:

	Number of RSGs	Weighted-Average Grant Date Fair Value
Unvested at December 27, 2015	244,848	$21.67
Granted	186,514	15.29
Vested	(71,925)	22.30
Forfeited	(7,313)	19.83
Unvested at June 26, 2016	352,124	$18.20
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
A rollforward of the accrued restructuring costs for the six months ended June 26, 2016 is outlined below.

	Severance and Related Costs	Other Costs (1)	Total
December 27, 2015	$2,199	$322	$2,521
Restructuring provision included in Integration and Reorganization	1,690	645	2,335
Restructuring accrual assumed from acquisition	52	43	95
Cash payments	(3,242)	(641)	(3,883)
June 26, 2016	$699	$369	$1,068

(1)	Other costs primarily included costs to consolidate operations.
The restructuring reserve balance is expected to be paid out over the next twelve months.
The following table summarizes the costs incurred and cash paid in connection with these restructuring programs for the three and six months ended June 26, 2016 and June 28, 2015.

	Three months ended June 26, 2016	Three months ended June 28, 2015	Six months ended June 26, 2016	Six months ended June 28, 2015
Severance and related costs	$822	$1,638	$1,690	$3,563
Severance and other costs assumed from acquisition	—	—	95	—
Other costs	587	18	645	20
Cash payments	(1,578)	(2,090)	(3,883)	(3,266)

(5) Goodwill and Intangible Assets
Goodwill and intangible assets consisted of the following:

	June 26, 2016
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Advertiser relationships	171,086	18,937	152,149
Customer relationships	22,880	2,323	20,557
Subscriber relationships	88,732	10,837	77,895
Other intangible assets	8,244	700	7,544
Total	$290,942	$32,797	$258,145
Nonamortized intangible assets:
Goodwill	$214,270
Mastheads	92,685
Total	$306,955

	December 27, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Advertiser relationships	$143,002	$13,453	$129,549
Customer relationships	19,829	1,667	18,162
Subscriber relationships	77,385	7,897	69,488
Other intangible assets	473	105	368
Total	$240,689	$23,122	$217,567
Nonamortized intangible assets:
Goodwill	$171,119
Mastheads	86,008
Total	$257,127
As of June 26, 2016, the weighted average amortization periods for amortizable intangible assets are 15.2 years for advertiser relationships, 15.6 years for customer relationships, 14.6 years for subscriber relationships and 4.4 years for other intangible assets. The weighted average amortization period in total for all amortizable intangible assets is 14.8 years.
Amortization expense for the three and six months ended June 26, 2016 and June 28, 2015 was $5,291, $4,160, $9,690, and $7,958, respectively. Estimated future amortization expense as of June 26, 2016, is as follows:

For the years ending the Sunday closest to December 31:
2016	$10,731
2017	21,462
2018	21,458
2019	19,817
2020	19,243
Thereafter	165,434
Total	$258,145

The changes in the carrying amount of goodwill for the period from December 27, 2015 to June 26, 2016 are as follows:

Balance at December 27, 2015	$171,119
Goodwill acquired in business combinations	43,151
Balance at June 26, 2016	$214,270
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
As part of the annual impairment assessments, as of June 26, 2016, the fair values of the Company’s reporting units for goodwill impairment testing, which include East, West and Central, and indefinite-lived intangible assets, which include newspaper mastheads, were estimated using the expected present value of future cash flows, recent industry multiples and using estimates, judgments and assumptions that management believes were appropriate in the circumstances. The estimates and judgments used in the assessment included multiples for EBITDA, the weighted average cost of capital and the terminal growth rate. The Company determined that the future cash flow and industry multiple analysis provided the best estimate of the fair value of its reporting units.  As a result of the annual assessment’s Step 1 analysis that was performed, no impairment of goodwill was identified. The Company uses a “relief from royalty” approach which utilizes a discounted cash flow model to determine the fair value of each masthead.  Additionally, the estimated fair value exceeded carrying value for all mastheads. The Company performed a qualitative assessment for the Business Publications reporting unit and masthead and concluded that it is not more likely than not that the goodwill and indefinite-lived intangible assets are impaired.  As a result, no quantitative impairment testing was performed for this reporting unit. The total Company’s estimate of reporting unit fair value was reconciled to its then market capitalization (based upon the stock market price and fair value of debt) plus an estimated control premium.
The newspaper industry and the Company have experienced declining same store revenue and profitability over the past several years. Should general economic, market or business conditions decline, and have a negative impact on estimates of future cash flow and market transaction multiples, the Company may be required to record impairment charges in the future.
(6) Indebtedness
New Media Credit Agreement
On June 4, 2014, New Media Holdings II LLC (the “New Media Borrower”), a wholly owned subsidiary of New Media, entered into a credit agreement (the “New Media Credit Agreement”) among the New Media Borrower, New Media Holdings I LLC (“Holdings I”), the lenders party thereto, RBS Citizens, N.A. and Credit Suisse Securities (USA) LLC as joint lead arrangers and joint bookrunners, Credit Suisse AG, Cayman Islands Branch as syndication agent and Citizens Bank of Pennsylvania as administration agent which provides for (i) a $200,000 senior secured term facility (the “Term Loan Facility” and any loan thereunder, including as part of the Incremental Facility, “Term Loans”) and (ii) a $25,000 senior secured revolving credit facility, with a $5,000 sub-facility for letters of credit and a $5,000 sub-facility for swing loans, (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Senior Secured Credit Facilities”). In addition, the New Media Borrower may request one or more new commitments for term loans or revolving loans from time to time up to an aggregate total of $75,000 (the “Incremental Facility”) subject to certain conditions. On June 4, 2014, the New Media Borrower borrowed $200,000 under the Term Loan Facility (the “Initial Term Loans”). As of June 26, 2016, $0 was drawn under the Revolving Credit Facility. The Term Loans mature on June 4, 2020 and the maturity date for the Revolving Credit Facility is June 4, 2019. The New Media Credit Agreement was amended;
•on September 3, 2014, to provide for additional term loans under the Incremental Facility in an aggregate principal amount of $25,000 (the "2014 Incremental Term Loan");

•on November 20, 2014, to increase the amount of the Incremental Facility that may be requested after the date of the amendment from $75,000 to $225,000;
•on January 9, 2015, to provide for $102,000 in additional term loans (the "2015 Incremental Term Loan") and $50,000 in additional revolving commitments (the "2015 Incremental Revolver") under the Incremental Facility and to make certain amendments to the Revolving Credit Facility in connection with the Halifax Media acquisition;
•on February 13, 2015, to provide for the replacement of the existing term loans under the Term Loan Facility (including the 2014 Incremental Term Loan and the 2015 Incremental Term Loan) with a new class of replacement term loans. This amendment was considered a modification, and the related $104 of fees were expensed during the first quarter of 2015;
•on March 6, 2015, to provide for $15,000 in additional revolving commitments under the Incremental Facility and in connection with this transaction, the Company incurred approximately $237 of fees and expenses which were capitalized as deferred financing costs; and
•on May 29, 2015, to provide for $25,000 in additional term loans under the Incremental Facility.
Borrowings under the Term Loan Facility bear interest, at the New Media Borrower’s option, at a rate equal to either (i) an adjusted Eurodollar rate, plus an applicable margin equal to 6.25% per annum (subject to a floor of 1.00%) or (ii) an adjusted base rate, plus an applicable margin equal to 5.25% per annum (subject to a floor of 2.00%). The New Media Borrower currently uses the Eurodollar rate option.
Borrowings under the Revolving Credit Facility bear interest, at the New Media Borrower’s option, at a rate equal to either (i) an adjusted Eurodollar rate, plus an applicable margin equal to 5.25% per annum or (ii) an adjusted base rate, plus an applicable margin equal to 4.25% per annum, with a step down based on achievement of a certain total leverage ratio. The New Media Borrower currently uses the Eurodollar rate option.
As of June 26, 2016 the New Media Credit Agreement had a weighted average interest rate of 7.2%.
The Senior Secured Credit Facilities are unconditionally guaranteed by Holdings I and certain subsidiaries of the New Media Borrower (collectively, the “Guarantors”) and is required to be guaranteed by all future material wholly-owned domestic subsidiaries, subject to certain exceptions. All obligations under the New Media Credit Agreement are secured, subject to certain exceptions, by substantially all of the New Media Borrower’s assets and the assets of the Guarantors.
Repayments made under the Term Loans are equal to 1.0% annually of the original principal amount in equal quarterly installments for the life of the Term Loans, with the remainder due at maturity. The New Media Borrower is permitted to make voluntary prepayments at any time without premium or penalty.
The New Media Credit Agreement contains customary representations and warranties affirmative covenants, negative covenants (including, among other things, restrictions on indebtedness, liens, investments, fundamental changes, dispositions, and dividends and other distributions) and events of default. The New Media Credit Agreement contains a financial covenant that requires Holdings I, the New Media Borrower and the New Media Borrower’s subsidiaries to maintain a maximum total leverage ratio of 3.25 to 1.00.
As of June 26, 2016, the Company is in compliance with all of the covenants and obligations under the New Media Credit Agreement.
Advantage Credit Agreements
In connection with the purchase of the assets of Halifax Media, which closed on January 9, 2015, certain subsidiaries of the Company (the "Advantage Borrowers") agreed to assume all of the obligations of Halifax Media and its affiliates in respect of each of (i) that certain Consolidated Amended and Restated Credit Agreement dated January 6, 2012 among Halifax Media Acquisition LLC, Advantage Capital Community Development Fund XXVIII, L.L.C., and Florida Community Development Fund II, L.L.C. (as amended, the “Halifax Florida Credit Agreement”) and (ii) that certain Credit Agreement dated June 18, 2013 between Halifax Alabama, LLC and Southeast Community Development Fund V, L.L.C. (the “Halifax Alabama Credit Agreement” and, together with the Halifax Florida Credit Agreement, the “Advantage Credit Agreements”), respectively (the debt under the Halifax Florida Credit Agreement, the “Advantage Florida Debt”; the debt under the Halifax Alabama Credit Agreement, the “Advantage Alabama Debt”; and the Advantage Florida Debt and the Advantage Alabama Debt, collectively, the “Advantage Debt”).

The Halifax Florida Credit Agreement is in the principal amount of $10,000 and bears interest at the rate of 5.25% per annum, payable quarterly in arrears, maturing on December 31, 2016. The Halifax Alabama Credit Agreement is in the principal amount of $8,000 and bears interest at the rate of LIBOR plus 6.25% per annum (with a minimum of 1% LIBOR) payable quarterly in arrears, maturing on March 31, 2019. The Advantage Debt is secured by a perfected second priority security interest in all the assets of the Advantage Borrowers and certain other subsidiaries of the Company, subject to the limitation that the maximum amount of secured obligations is $15,000. The Advantage Credit Facilities are unconditionally guaranteed by Holdings I and certain subsidiaries of the New Media Borrowers and are required to be guaranteed by all future material wholly-owned domestic subsidiaries, subject to certain exceptions. The Advantage Debt is subordinated to the New Media Credit Facilities pursuant to an intercreditor agreement.
The Advantage Credit Agreements contain covenants substantially consistent with those contained in the New Media Credit Facilities in addition to those required for compliance with the New Markets Tax Credit program. The Advantage Borrowers are permitted to make voluntary prepayments at any time without premium or penalty and are subject to customary mandatory prepayment events including from proceeds from asset sales and certain debt obligations.
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
As of June 26, 2016, the Company is in compliance with all of the covenants and obligations under the Advantage Credit Agreements.
Fair Value
The fair value of long-term debt under the Senior Secured Credit Facilities and the Advantage Credit Agreements was estimated at $364,548 as of June 26, 2016, based on discounted future contractual cash flows and a market interest rate adjusted for necessary risks, including the Company’s own credit risk as there are no rates currently observable in publicly traded debt markets of risk with similar terms and average maturities. Accordingly, the Company’s long-term debt under the Senior Secured Credit Facilities is classified within Level 3 of the fair value hierarchy.
Payment Schedule
As of June 26, 2016, scheduled principal payments of outstanding debt are as follows:

2016	1,755
2017	13,509
2018	3,509
2019	11,509
2020	334,266
$364,548
Less:
Short-term debt	13,509
Remaining original issue discount	8,322
Deferred financing costs	2,617
Long-term debt	$340,100

For further information, see Note 10 to the Consolidated Financial Statements, “Indebtedness,” in our Annual Report on Form 10-K for the fiscal year ended December 27, 2015.

(7) Related Party Transactions

As of December 29, 2013, Newcastle (an affiliate of FIG LLC (the "Manager") beneficially owned approximately 84.6% of the Company’s outstanding common stock. On February 13, 2014, Newcastle completed the spin-off of the Company. On February 14, 2014 New Media became a separate, publicly traded company trading on the NYSE under the ticker symbol “NEWM”. As a result of the spin-off, the fees included in the Management Agreement with the Company’s Manager became effective. As of June 26, 2016, Fortress and its affiliates owned approximately 1.5% of the Company’s outstanding stock and approximately 39.5% of the Company’s outstanding warrants. The Company’s Manager holds 1,445,062 stock options of the Company’s stock as of June 26, 2016. During the three and six months ended June 26, 2016 and June 28, 2015, Fortress and its affiliates were paid $225, $225, $450, $430 in dividends, respectively.
In addition, the Company’s Chairman, Wesley Edens, is also the Co-Chairman of the board of directors of Fortress. The Company does not pay Mr. Edens a salary or any other form of compensation.
The Company’s Chief Operating Officer owns an interest in a company, from which the Company recognized revenue of $135, $119, $233, and $191 during the three and six months ended June 26, 2016 and June 28, 2015, respectively, for commercial printing services and managed information technology services which is included in commercial printing and other on the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income.
The Company’s Chief Executive Officer and Chief Financial Officer are employees of Fortress, and their salaries are paid by Fortress.
Management Agreement
On November 26, 2013, the Company entered into a management agreement with the Manager (as amended and restated, the “Management Agreement”). The Management Agreement requires the Manager to manage the Company’s business affairs subject to the supervision of the Company’s Board of Directors. On March 6, 2015, the Company’s independent directors on the Board approved an amendment to the Management Agreement.
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
The Company recognized $2,390, $2,390, $4,779, and $4,659 for management fees and $3,507, $4,997, $3,706, and $5,264 for incentive compensation within selling, general and administrative expense during the three and six months ended June 26, 2016 and June 28, 2015, respectively. The Company paid to FIG LLC $2,388, $2,899, $3,185, and $3,530 in management fees and $0, $267, $20,938, and $379 in incentive compensation during the three and six months ended June 26, 2016 and June 28, 2015, respectively. The Company had an outstanding liability for management fees and incentive compensation of $6,714 and $22,353 at June 26, 2016 and December 27, 2015, respectively, included in accrued expenses. In addition, Fortress charged the Company for expenses of approximately $620, $0, $1,023, and $0 during the three and six months ended June 26, 2016 and June 28, 2015, respectively.
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
In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company concluded that during the six months ended June 26, 2016, a net decrease to the valuation allowance of $8,748 was available to offset deferred tax assets against deferred tax liabilities as noted further below. The $8,748 decrease to the valuation allowance was recognized through the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).
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
For the six months ended June 26, 2016, the expected federal tax at 34% is $3,112. The difference between the expected tax and the effective tax benefit of $5,198 is primarily attributable to the tax effect of the valuation allowance release of $8,748, the tax effect related to non-deductible expenses of $96, state taxes of $196, interest accrued on uncertain tax positions of $129, and other adjustments of $17.
The Company recorded an income tax benefit of $5,119 and $991 during the three months ended March 27, 2016 and June 26, 2016, respectively, related to its acquisition of certain legal entities acquired during those quarters. In accordance with ASC 805, the Company released a portion of its valuation allowance, since it is able to utilize deferred tax assets against the deferred tax liabilities reflected in purchase accounting for the acquired entities.

The Company and its subsidiaries file a U.S. federal consolidated income tax return. The U.S. federal and state statute of limitations generally remains open for the 2012 tax year and beyond. The Company’s 2013 short tax year Federal returns are under examination by the Internal Revenue Service. We do not anticipate any material adjustments related to this examination.
(9) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per share (“EPS”):

	Three months ended June 26, 2016	Three months ended June 28, 2015	Six months ended June 26, 2016	Six months ended June 28, 2015
Numerator for earnings per share calculation:
Net income	$9,383	$11,195	$14,350	$5,129
Denominator for earnings per share calculation:
Basic weighted average shares outstanding	44,528,457	44,465,646	44,505,991	43,612,661
Effect of dilutive securities:
Stock Options and Restricted Stock	384,237	412,106	384,931	456,190
Diluted weighted average shares outstanding	44,912,694	44,877,752	44,890,922	44,068,851
For the three and six months ended June 26, 2016, the Company excluded 1,362,479 and 1,362,479 common stock warrants and 700,000 and 700,000 stock options, respectively, from the computation of diluted income per share because their effect would have been antidilutive. For the three and six months ended June 28, 2015, the Company excluded 1,362,479 and 1,362,479 common stock warrants and 700,000 and 0 stock options, respectively, from the computation of diluted income per share because their effect would have been antidilutive.
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
On April 28, 2016, the Company announced a first quarter 2016 cash dividend of $0.33 per share of Common Stock, par value $0.01 per share, of New Media. The dividend was paid on May 19, 2016, to shareholders of record as of the close of business on May 11, 2016.
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
The following provides information on the pension plans and postretirement medical and life insurance plans for the three and six months ended June 26, 2016 and June 28, 2015:

	Three months ended June 26, 2016		Three months ended June 28, 2015		Six months ended June 26, 2016		Six months ended June 28, 2015
	Pension	Postretirement	Pension	Postretirement	Pension	Postretirement	Pension	Postretirement
Components of net periodic benefit costs:
Service cost	$75	$4	$75	$5	$150	$10	$150	$9
Interest cost	814	56	289	55	1,618	111	578	111
Expected return on plan assets	(1,044)	—	(397)	—	(2,089)	—	(821)	—
Amortization of unrecognized loss	17	—	23	—	41	—	46	—
Total	$(138)	$60	$(10)	$60	$(280)	$121	$(47)	$120
For the three and six months ended June 26, 2016 and June 28, 2015, the Company recognized a total of $(78), $50, $(159), and $73 in pension and postretirement (benefit) expense, respectively. During the three and six months ended June 26, 2016, the Company contributed $339 and $644 to the pension plans, respectively. The Company is expected to pay an additional $878 in employer contributions to the pension plans during the second half of the current fiscal year.
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
The following table provides information for the Company’s major categories of financial assets and liabilities measured or disclosed at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
As of June 26, 2016
Assets
Cash and cash equivalents	$60,689	$—	$—	$60,689
Restricted cash	3,200	—	—	3,200
As of December 27, 2015
Assets
Cash and cash equivalents	$146,638	$—	$—	$146,638
Restricted cash	6,967	—	—	6,967
Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).
For the acquisitions during the quarters ended March 29, 2015, June 28, 2015, September 27, 2015, March 27, 2016, and June 28, 2016, the Company consolidated the assets and liabilities under the acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded at their fair value. Property, plant and equipment was valued using Level 2 inputs and intangible assets were valued using Level 3 inputs. Refer to Note 2 for discussion of the valuation techniques, significant inputs, assumptions utilized, and the fair value recognized.
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
Restricted cash at June 26, 2016 and December 27, 2015, in the aggregate amount of $3,200 and $6,967, respectively, is used to collateralize standby letters of credit in the name of the Company’s insurers in accordance with certain insurance policies and as cash collateral for certain business operations.
(13) Subsequent Events
Dividends
On July 28, 2016, the Company announced a second quarter 2016 cash dividend of $0.33 per share of Common Stock, par value $0.01 per share, of New Media. The dividend will be paid on August 18, 2016, to shareholders of record as of the close of business on August 10, 2016.
Fayetteville Publishing Company
The Company reached an agreement to acquire substantially all of the assets of the Fayetteville Publishing Company for $18,000, plus working capital. The Fayetteville Observer, is the flagship newspaper of the Fayetteville Publishing Company, serving communities in Cumberland County, NC with a daily and Sunday circulation of approximately 36 and 45, respectively.

The Company anticipates the acquisition of the Fayetteville Publishing Company will close in the third quarter of 2016 subject to customary closing conditions.

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
Our portfolio of media assets today spans across 530 markets and 36 states. Our products include 630 publications, 530 websites, 429 mobile sites and six yellow page directories. We reach over 20 million people per week and serve over 200,000 business customers.
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
Our business strategy is to be the preeminent provider of local news, information, advertising and digital services in the markets we operate in today. We aim to grow our business organically through both our consumer and SMB strategies. We also plan to pursue strategic acquisitions of high quality local media and digital marketing assets at attractive valuation levels. Finally, we intend to distribute a substantial portion of our free cash flow generated from operations or other sources as a dividend to stockholders through a quarterly dividend, subject to satisfactory financial performance and approval by our board of directors (the “Board of Directors”) and dividend restrictions in the New Media Credit Agreement (as defined below). The Board of Directors’ determinations regarding dividends will depend on a variety of factors, including the Company’s U.S. generally accepted accounting principles (“GAAP”) net income, free cash flow generated from operations or other sources, liquidity position and potential alternative uses of cash, such as acquisitions, as well as economic conditions and expected future financial results.
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
Many of the owners and managers of these SMBs do not have the bandwidth, expertise or resources to navigate the fast evolving digital marketing sector, but they increasingly know they have to be present there to stay connected with current and future customers.
Propel is designed to offer a complete set of digital marketing services to SMBs that are turn-key with results that are transparent to the business owners. In a recent acquisition we acquired a turnkey proprietary software that enables SMB owners to run their own digital and contact marketing campaigns; Propel can now meet the needs of the full spectrum of SMBs. Propel provides four broad categories of services: building businesses a presence, helping businesses to be located by consumers online, engaging with consumers, and growing their customer base.
We believe our local media properties and local sales infrastructure are uniquely positioned to sell these digital marketing services to local business owners and give us distinct advantages, including:

•	our strong and trusted local brands, with 85% of our daily newspapers having been publishing local content for more than 100 years;

•	our ability to market through our print and online properties, driving branding and traffic; and

•	our more than 1,580 local, direct, in-market sales professionals with long standing relationships with small businesses in the communities we serve.
Our core products include:

•	125 daily newspapers with total paid circulation of approximately 1.4 million;

•	316 weekly newspapers (published up to three times per week) with total paid circulation of approximately 321,000 and total free circulation of approximately 1.9 million;

•	117 “shoppers” (generally advertising-only publications) with total circulation of approximately 2.9 million;

•	530 locally focused websites and 429 mobile sites, which extend our businesses onto the internet and mobile devices with approximately 232 million page views per month;

•	six yellow page directories, with a distribution of approximately 348,000, that covers a population of approximately 620,000 people;

•	72 business publications; and

•	Propel digital marketing services.
In addition to our core products, we also opportunistically produce niche publications that address specific local market interests such as recreation, sports, healthcare and real estate. Similarly, GateHouse Live, our event production business, specializes in delivering world-class events for the media industry and the communities they serve.
Our advertising revenue tends to follow a seasonal pattern, with higher advertising revenue in months containing significant events or holidays. Accordingly, our first quarter and our third quarter, historically, are our weakest quarters of the year in terms of revenue. Correspondingly, our second and fourth fiscal quarters, historically, are our strongest quarters. We expect that this seasonality will continue to affect our advertising revenue in future periods.
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
The Company’s operating segments (Eastern US Publishing, Central US Publishing, Western US Publishing, and Business Publications) are aggregated into one reportable business segment.
Acquisitions

On December 31, 2015, January 12, 2016, March 18, 2016, April 22, 2016 and April 29, 2016, we acquired substantially all the assets, properties and business of certain publications/businesses, which included 72 niche publications, one daily newspaper, two shoppers, a marketing software business, and a cloud solutions partner for an aggregate purchase price of $82.5 million, including estimated working capital.
On June 15, 2015 and September 23, 2015, we acquired substantially all the assets, properties and business of publishing/operating certain newspapers for an aggregate purchase price of $52.0 million, including estimated working capital. The acquisitions included two daily newspapers, twenty-eight weekly publications and two shoppers serving Central Ohio and Southern Michigan.
During the quarter ended March 29, 2015, we completed the acquisition of Halifax Media Group with a total purchase price, including working capital, of $285.4 million. The acquisition included twenty-four daily publications, thirteen weekly publications and five shoppers serving areas of Alabama, Florida, Louisiana, Massachusetts, North Carolina and South Carolina with a daily circulation of approximately 635,000 and 752,000 on Sunday. We also completed the acquisition of Stephens Media, LLC (“Stephens Media”) with a total purchase price, including working capital, of $110.8 million. Stephens Media included nine daily newspapers, thirty-five weekly publications and fifteen shoppers serving communities throughout the United States with a combined average daily circulation of approximately 221,000 and 244,000 on Sunday.
Dispositions
On December 10, 2015, we completed the sale of the Las Vegas Review-Journal and related publications (“Review-Journal”) (initially acquired in the Stephens Media acquisition), which are located in Las Vegas, Nevada for an aggregate sale price of $140.0 million plus working capital adjustment of $1.0 million. As a result, a gain of $57.0 million was included in (gain) loss on sale or disposal of assets on the consolidated statement of operations and comprehensive income during the year ended December 27, 2015.
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

Results of Operations
The following table summarizes our historical results of operations for New Media for the three and six months ended June 26, 2016 and June 28, 2015. References to “same store” results take into account material acquisitions and divestitures of the company by adjusting prior year performance to include or exclude financial results as if the company had owned or divested a business for the comparable period. The results of several acquisitions (“tuck-in acquisitions”) were funded from the Company's available cash and are not considered material.
NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)

	Three months ended June 26, 2016	Three months ended June 28, 2015	Six months ended June 26, 2016	Six months ended June 28, 2015
Revenues:
Advertising	$174,153	$177,344	$337,791	$321,140
Circulation	104,094	91,763	207,971	172,814
Commercial printing and other	36,583	30,386	69,172	56,156
Total revenues	314,830	299,493	614,934	550,110
Operating costs and expenses:
Operating costs	172,557	160,360	347,010	301,073
Selling, general, and administrative	106,029	99,667	206,113	188,797
Depreciation and amortization	17,258	17,387	33,349	33,088
Integration and reorganization costs	1,409	1,656	2,335	3,583
Loss on sale or disposal of assets	831	925	2,351	1,470
Operating income	16,746	19,498	23,776	22,099
Interest expense	7,524	7,623	14,878	16,615
Other income	(90)	(19)	(254)	(18)
Income before income taxes	9,312	11,894	9,152	5,502
Income tax (benefit) expense	(71)	699	(5,198)	373
Net income	$9,383	$11,195	$14,350	$5,129
Three Months Ended June 26, 2016 Compared To Three Months Ended June 28, 2015
Revenue. Total revenue for the three months ended June 26, 2016 increased by $15.3 million, or 5.1%, to $314.8 million from $299.5 million for the three months ended June 28, 2015. The increase in total revenue was comprised of a $12.3 million, or 13.4%, increase in circulation revenue, and a $6.2 million, or 20.4%, increase in commercial printing and other revenue, which was partially offset by a $3.2 million, or 1.8%, decrease in advertising revenue. The increase in revenue includes revenues from our Dolan, LLC, Times Publishing Company, and Columbus Dispatch acquisitions and is partially offset by the loss of revenue as a result of the Review Journal divestiture. The net increase from material acquisitions of $22.0 million is comprised of $10.5 million from advertising, $9.8 million from circulation and $1.7 million from commercial printing and other.
Same store revenue for the three months ended June 26, 2016 decreased by $10.5 million, or 3.2%, from the three months ended June 28, 2015. The decrease in same store revenue was comprised of a $17.1 million, or 9.0%, decrease in same store advertising revenue which was partially offset by a $2.0 million, or 2.0%, increase in same store circulation revenue and a $4.6 million, or 14.6%, increase in same store commercial printing and other revenue. Same store advertising revenue declines were primarily driven by declines on the print side of our business in the local retail and preprint categories due to secular pressures and a continuing uncertain economic environment. These secular trends and economic conditions have also led to a decline in our print circulation volumes, which have been more than offset by price increases in select locations. The majority of the increase in same store commercial printing and other revenue is due to digital marketing services and events revenue.

Operating Costs. Operating costs for the three months ended June 26, 2016 increased by $12.2 million, or 7.6%, to $172.6 million from $160.4 million for the three months ended June 28, 2015. The increase in operating costs includes operating costs from all acquisitions and is partially offset by the decrease in expenses resulting from the Review-Journal divestiture. The net increase of $23.7 million was partially offset by an $11.5 million decrease in the costs related to the remaining operations. This decline in operating costs related to the remaining operations was primarily due to a decrease in compensation, newsprint expenses, hauling and delivery, and building maintenance expenses of $3.6 million, $3.1 million, $2.6 million and $0.9 million, respectively.
Selling, General and Administrative. Selling, general and administrative expenses for the three months ended June 26, 2016 increased by $6.4 million, or 6.4%, to $106.0 million from $99.6 million for the three months ended June 28, 2015. The increase includes selling, general and administrative expenses from all acquisitions and is partially offset by the decrease in expenses resulting from the Review-Journal divestiture. The net increase of $14.2 million was partially offset by a $7.8 million decrease in the costs related to the remaining operations. This decline in selling, general and administrative expenses related to the remaining operations was primarily due to a decrease in compensation expenses, outside services, and postage expenses of $3.9 million, $2.5 million and $0.7 million, respectively.
Integration and Reorganization Costs. During the three months ended June 26, 2016 and June 28, 2015, we recorded integration and reorganization costs of $1.4 million and $1.7 million, respectively, primarily resulting from severance costs related to acquisition-related synergies and the continued consolidation of our operations resulting from our ongoing implementation of our plans to reduce costs and preserve cash flow.
Income Tax (Benefit) Expense. During the three months ended June 26, 2016 and June 28, 2015, we recorded an income tax benefit of $0.1 million and an income tax expense of $0.7 million, respectively. The increase in income tax benefit is primarily due to the discrete income tax benefit recognized during the three months ended June 26, 2016, attributable to the release of a portion of the valuation allowance as deferred tax assets were utilized to offset deferred tax liabilities of an acquired entity.
Net Income. Net income for the three months ended June 26, 2016 and June 28, 2015 was $9.4 million and $11.2 million, respectively. Our net income decreased due to the factors noted above.
Six Months Ended June 26, 2016 Compared To Six Months Ended June 28, 2015
Revenue. Total revenue for the six months ended June 26, 2016 increased by $64.8 million, or 11.8%, to $614.9 million from $550.1 million for the six months ended June 28, 2015. The increase in total revenue was comprised of a $16.7 million, or 5.2%, increase in advertising revenue, a $35.1 million, or 20.3%, increase in circulation revenue, and a $13.0 million, or 23.2%, increase in commercial printing and other revenue. The increase in revenue of $64.8 million includes revenues from our Dolan, LLC, Times Publishing Company, Columbus Dispatch, Stephens Media (excluding the Review-Journal divestiture) and Halifax Media Group acquisitions of $83.2 million, which is comprised of $44.3 million from advertising, $30.9 million from circulation and $8.0 million from commercial printing and other.
Same store revenue for the six months ended June 26, 2016 decreased by $26.7 million, or 4.1%, from the six months ended June 28, 2015. The decrease in same store revenue was comprised of a $34.6 million, or 9.3%, decrease in same store advertising revenue, which was partially offset by a $3.4 million, or 1.7%, increase in same store circulation revenue and a $4.5 million, or 7.1%, increase in same store commercial printing and other revenue. Same store advertising revenue declines were primarily driven by declines on the print side of our business in the local retail and preprint categories due to secular pressures and a continuing uncertain economic environment. These secular trends and economic conditions have also led to a decline in our print circulation volumes, which have been more than offset by price increases in select locations. The majority of the increase in same store commercial printing and other revenue is due to digital marketing services and events revenue.
Operating Costs. Operating costs for the six months ended June 26, 2016 increased by $45.9 million, or 15.3%, to $347.0 million from $301.1 million for the six months ended June 28, 2015. The increase in operating costs of $45.9 million includes operating costs from all acquisitions (excluding the Review-Journal divestiture) of $51.6 million, which were partially offset by a $5.7 million decrease in the costs related to the remaining operations. This decline in operating costs related to the remaining operations was primarily due to a decrease in newsprint, postage, and utility expenses of $4.7 million, $0.6 million, and $0.5 million, respectively.
Selling, General and Administrative. Selling, general and administrative expenses for the six months ended June 26, 2016 increased by $17.3 million, or 9.2%, to $206.1 million from $188.8 million for the six months ended June 28, 2015. The increase of $17.3 million includes selling, general and administrative expenses from all acquisitions (excluding the Review-Journal divestiture) of $26.9 million, which were partially offset by a $9.6 million decrease in the costs related to the remaining operations. This decline in selling, general and administrative expenses related to the remaining operations was primarily due to a decrease in compensation expenses and outside services of $7.5 million and $2.9 million, respectively.
Integration and Reorganization Costs. During the six months ended June 26, 2016 and June 28, 2015, we recorded integration and reorganization costs of $2.3 million and $3.6 million, respectively, primarily resulting from severance costs related to acquisition-related synergies and the continued consolidation of our operations resulting from our ongoing implementation of our plans to reduce costs and preserve cash flow.
Interest Expense. Interest expense for the six months ended June 26, 2016 decreased by $1.7 million to $14.9 million from $16.6 million for the six months ended June 28, 2015. The decrease in interest expense was primarily due to the write-off of deferred financing costs related to the 2015 Incremental Revolver (as defined below) and a decrease in our total outstanding debt.
Income Tax (Benefit) Expense. During the six months ended June 26, 2016 and June 28, 2015, we recorded an income tax benefit of $5.2 million and an income tax expense of $0.4 million, respectively. The increase in income tax benefit is primarily due to the discrete income tax benefit recognized during the six months ended June 26, 2016, attributable to the release of a portion of the valuation allowance as deferred tax assets were utilized to offset deferred tax liabilities of two acquired entities.
Net Income. Net income for the six months ended June 26, 2016 and June 28, 2015 was $14.4 million and $5.1 million, respectively. Our net income increased due to the factors noted above.
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
Dividends
On July 28, 2016, the Company announced a third quarter 2016 cash dividend of $0.33 per share of Common Stock, par value $0.01 per share, of New Media. The dividend will be paid on August 18, 2016, to shareholders of record as of the close of business on August 10, 2016.
On April 28, 2016, the Company announced a first quarter 2016 cash dividend of $0.33 per share of Common Stock, par value $0.01 per share, of New Media. The dividend was paid on May 19, 2016, to shareholders of record as of the close of business on May 11, 2016.

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
New Media Credit Agreement
On June 4, 2014, New Media Holdings II LLC (the “New Media Borrower”), a wholly owned subsidiary of New Media, entered into a credit agreement (the “New Media Credit Agreement”) among the New Media Borrower, New Media Holdings I LLC (“Holdings I”), the lenders party thereto, RBS Citizens, N.A. and Credit Suisse Securities (USA) LLC as joint lead arrangers and joint bookrunners, Credit Suisse AG, Cayman Islands Branch as syndication agent and Citizens Bank of Pennsylvania as administration agent which provides for (i) a $200 million senior secured term facility (the “Term Loan Facility” and any loan thereunder, including as part of the Incremental Facility, “Term Loans”) and (ii) a $25 million senior secured revolving credit facility, with a $5 million sub-facility for letters of credit and a $5 million sub-facility for swing loans, (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Senior Secured Credit Facilities”). In addition, the New Media Borrower may request one or more new commitments for term loans or revolving loans from time to time up to an aggregate total of $75 million (the “Incremental Facility”) subject to certain conditions. On June 4, 2014, the New Media Borrower borrowed $200 million under the Term Loan Facility (the “Initial Term Loans”). As of June 26, 2016, $0 was drawn under the Revolving Credit Facility. The Term Loans mature on June 4, 2020 and the maturity date for the Revolving Credit Facility is June 4, 2019. The New Media Credit Agreement was amended;
•on September 3, 2014, to provide for additional term loans under the Incremental Facility in an aggregate principal amount of $25 million (the “2014 Incremental Term Loan”);
•on November 20, 2014, to increase the amount of the Incremental Facility that may be requested after the date of the amendment from $75 million to $225 million;
•on January 9, 2015, to provide for $102 million in additional term loans (the “2015 Incremental Term Loan”) and $50 million in additional revolving commitments (the “2015 Incremental Revolver”) under the Incremental Facility and to make certain amendments to the Revolving Credit Facility in connection with the Halifax Media acquisition;
•on February 13, 2015, to provide for the replacement of the existing term loans under the Term Loan Facility (including the 2014 Incremental Term Loan and the 2015 Incremental Term Loan) with a new class of replacement term loans. This amendment was considered a modification, and the related $0.1 million of fees were expensed during the first quarter of 2015;
•on March 6, 2015, to provide for $15 million in additional revolving commitments under the Incremental Facility and in connection with this transaction, the Company incurred approximately $0.2 million of fees and expenses which were capitalized as deferred financing costs; and
•on May 29, 2015, to provide for $25 million in additional term loans under the Incremental Facility.
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
As of June 26, 2016, we are in compliance with all of the covenants and obligations under the New Media Credit Agreement.

Refer to Note 6 to the unaudited condensed consolidated financial statements, “Indebtedness,” and to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” in our Annual Report on Form 10-K for the fiscal year ended December 27, 2015, for further discussion of the New Media Credit Agreement.
Advantage Credit Agreements
In connection with the purchase of the assets of Halifax Media, which closed on January 9, 2015, certain subsidiaries of the Company (the "Advantage Borrowers") agreed to assume all of the obligations of Halifax Media and its affiliates in respect of each of (i) that certain Consolidated Amended and Restated Credit Agreement dated January 6, 2012 among Halifax Media Acquisition LLC, Advantage Capital Community Development Fund XXVIII, L.L.C., and Florida Community Development Fund II, L.L.C. (as amended, the “Halifax Florida Credit Agreement”) and (ii) that certain Credit Agreement dated June 18, 2013 between Halifax Alabama, LLC and Southeast Community Development Fund V, L.L.C. (the “Halifax Alabama Credit Agreement” and, together with the Halifax Florida Credit Agreement, the “Advantage Credit Agreements”), respectively (the debt under the Halifax Florida Credit Agreement, the “Advantage Florida Debt”; the debt under the Halifax Alabama Credit Agreement, the “Advantage Alabama Debt”; and the Advantage Florida Debt and the Advantage Alabama Debt, collectively, the “Advantage Debt”).
The Halifax Florida Credit Agreement is in the principal amount of $10 million and bears interest at the rate of 5.25% per annum, payable quarterly in arrears, maturing on December 31, 2016. The Halifax Alabama Credit Agreement is in the principal amount of $8 million and bears interest at the rate of LIBOR plus 6.25% per annum (with a minimum of 1% LIBOR) payable quarterly in arrears, maturing on March 31, 2019. The Advantage Debt is secured by a perfected second priority security interest in all the assets of the Advantage Borrowers and certain other subsidiaries of the Company, subject to the limitation that the maximum amount of secured obligations is $15 million. The Advantage Credit Facilities are unconditionally guaranteed by Holdings I and certain subsidiaries of the New Media Borrowers and are required to be guaranteed by all future material wholly-owned domestic subsidiaries, subject to certain exceptions. The Advantage Debt is subordinated to the New Media Credit Facilities pursuant to an intercreditor agreement.
The Advantage Credit Agreements contain covenants substantially consistent with those contained in the New Media Credit Facilities in addition to those required for compliance with the New Markets Tax Credit program. The Advantage Borrowers are permitted to make voluntary prepayments at any time without premium or penalty and are subject to customary mandatory prepayment events including from proceeds from asset sales and certain debt obligations.
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
As of June 26, 2016, we are in compliance with all of the covenants and obligations under the Advantage Credit Agreements.
Refer to Note 6 to the unaudited condensed consolidated financial statements, “Indebtedness,” and to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” in our Annual Report on Form 10-K for the fiscal year ended December 27, 2015, for further discussion of the Advantage Credit Agreements.
Cash Flows
The following table summarizes our historical cash flows.

	Six months ended June 26, 2016	Six months ended June 28, 2015
Cash provided by operating activities	$30,824	$51,187
Cash used in investing activities	(85,186)	(428,703)
Cash (used in) provided by financing activities	(31,587)	266,481
The discussion of our cash flows that follows is based on our historical cash flows for the six months ended June 26, 2016 and June 28, 2015.

Cash Flows from Operating Activities. Net cash provided by operating activities for the six months ended June 26, 2016 was $30.8 million, a decrease of $20.4 million when compared to $51.2 million of cash provided by operating activities for the six months ended June 28, 2015. This $20.4 million decrease was the result of a decrease in cash provided by working capital of $25.3 million and a decrease in adjustments for non-cash charges of $4.3 million, which was partially offset by an increase in net income of $9.2 million.
The $25.3 million decrease in cash provided by working capital for the six months ended June 26, 2016 when compared to the six months ended June 28, 2015, is primarily attributable to a decrease in accrued expenses, which was partially offset by an increase in accounts payable and a decrease in accounts receivable.
The $4.3 million decrease in adjustments to net income for non-cash charges when compared to the six months ended June 28, 2015, primarily consisted of a $5.8 million decrease in non-cash deferred income tax benefit and a $0.3 million increase in pension and other postretirement benefit obligations, which was partially offset by an increase in loss on sale of assets of $0.9 million, an increase in non-cash compensation expense of $0.7 million, and an increase in depreciation and amortization of $0.3 million.
Cash Flows from Investing Activities. Net cash used in investing activities for the six months ended June 26, 2016 was $85.2 million. During the six months ended June 26, 2016, we used $82.8 million, net of cash acquired, for acquisitions and $5.4 million for capital expenditures, which was partially offset by $3.1 million we received from the sale of publications and other assets.
Net cash used in investing activities for the six months ended June 28, 2015 was $428.7 million. During the six months ended June 28, 2015, we used $425.5 million, net of cash acquired, for acquisitions and $3.9 million for capital expenditures, which was partially offset by $0.7 million we received from the sale of publications and other assets.
Cash Flows from Financing Activities. Net cash used in financing activities for the six months ended June 26, 2016 was $31.6 million primarily due to the payment of dividends of $29.5 million, repayments under term loans of $1.8 million, and a $0.4 million purchase of treasury stock.
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
Changes in Financial Position
The discussion that follows highlights significant changes in our financial position and working capital from December 27, 2015 to June 26, 2016.
Restricted Cash. Restricted cash decreased $3.8 million from December 27, 2015 to June 26, 2016, which primarily relates to our reduction of standby letters of credit in the name of our insurers that were fully collateralized with cash.
Accounts Receivable. Accounts receivable decreased $10.7 million from December 27, 2015 to June 26, 2016, which primarily relates the timing of cash collections and lower same store revenue recognized in the 2016 six month period compared to 2015, which was partially offset by $9.9 million of assets acquired in the six month period ending June 26, 2016.
Prepaid Expenses. Prepaid expenses increased $4.8 million from December 27, 2015 to June 26, 2016, which primarily relates to the timing of payments and the remainder is due to acquisitions during the first six months of 2016.
Other Current Assets. Other current assets increased $6.5 million from December 27, 2015 to June 26, 2016, primarily due to increased collateral required by our insurers in accordance with certain insurance policies.
Property, Plant, and Equipment. Property, plant, and equipment decreased $13.1 million from December 27, 2015 to June 26, 2016, of which $23.7 million relates to depreciation and $2.8 million relates to assets sold or disposed of, which was partially offset by $7.9 million of assets acquired and $5.4 million of capital expenditures.
Goodwill. Goodwill increased $43.2 million from December 27, 2015 to June 26, 2016, which relates to acquisitions during the first six months of 2016.

Intangible Assets. Intangible assets increased $47.3 million from December 27, 2015 to June 26, 2016, of which $57.1 million relates to acquisitions during the first six months of 2016, which was offset by $9.7 million of amortization and $0.2 million from the sale of intangible assets.
Other Assets. Other assets increased $2.2 million from December 27, 2015 to June 26, 2016, of which $4.2 million relates to acquisitions during the first six months of 2016, which was partially offset by $2.4 million of assets sold or disposed of.
Current Portion of Long-term Debt. Current portion of long-term debt increased $10.0 million from December 27, 2015 to June 26, 2016, due to debt that was assumed in the Halifax acquisition in 2015 having a $10 million value that is due December 31, 2016.
Accrued Expenses. Accrued expenses decreased $25.4 million from December 27, 2015 to June 26, 2016, which primarily relates to a decrease in the management and incentive fee accrual of $15.6 million, a decrease in accrued bonuses of $5.2 million, a decrease in accrued accounts payable of $2.5 million, a decrease in accrued restructuring of $1.8 million, and a decrease in accrued income taxes of $1.7 million, which was partially offset by an increase of $3.6 million from acquisitions during the first six months of 2016.
Deferred Revenue. Deferred revenue increased $10.5 million from December 27, 2015 to June 26, 2016, which relates primarily to acquisitions during the first six months of 2016.
Long-term Debt. Long-term debt decreased $10.2 million from December 27, 2015 to June 26, 2016, due to a $10.0 million reclassification from long-term debt to current portion of long-term debt and a repayment of long-term debt of $1.8 million, which was partially offset by $1.4 million of non-cash interest expense.
Long-term Liabilities, Less Current Portion. Long-term liabilities, less current portion increased $2.6 million from December 27, 2015 to June 26, 2016, which relates primarily to acquisitions during the first six months of 2016.
Pension and other postretirement benefit obligations. Pension and other postretirement benefit obligations increased $15.3 million from December 27, 2015 to June 26, 2016, which relates primarily to pension liabilities assumed in the Times Publishing Company acquisition during the first six months of 2016.
Retained Earnings. Retained earnings decreased $15.2 million from December 27, 2015 to June 26, 2016, due to dividends of $29.6 million, which was partially offset by net income of $14.4 million.
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
Contractual Commitments
There were no material changes made to our contractual commitments during the period from December 27, 2015 to June 26, 2016.
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
We use Adjusted EBITDA as a measure of our day-to-day operating performance, which is evidenced by the publishing and delivery of news and other media and excludes certain expenses that may not be indicative of our day-to-day business operating results. We consider the unrealized (gain) loss on derivative instruments and the loss on early extinguishment of debt to be financing related costs associated with interest expense or amortization of financing fees. Accordingly, we exclude financing related costs such as the early extinguishment of debt because they represent the write-off of deferred financing costs and we believe these non-cash write-offs are similar to interest expense and amortization of financing fees, which by definition are excluded from Adjusted EBITDA. Additionally, the non-cash gains (losses) on derivative contracts, which are related to interest rate swap agreements to manage interest rate risk, are financing costs associated with interest expense. Such charges are incidental to, but not reflective of, our day-to-day operating performance and it is appropriate to exclude charges related to financing activities such as the early extinguishment of debt and the unrealized (gain) loss on derivative instruments which, depending on the nature of the financing arrangement, would have otherwise been amortized over the period of the related agreement and does not require a current cash settlement. Such charges are incidental to, but not reflective of our day-to-day operating performance of the business that management can impact in the short term.
The table below shows the reconciliation of net income to Adjusted EBITDA for the periods presented:

	Three months ended June 26, 2016		Three months ended June 28, 2015		Six months ended June 26, 2016		Six months ended June 28, 2015
	(in thousands)
Net income	$9,383		$11,195		$14,350		$5,129
Income tax (benefit) expense	(71)		699		(5,198)		373
Interest expense	7,524		7,623		14,878		16,615
Depreciation and amortization	17,258		17,387		33,349		33,088
Adjusted EBITDA from continuing operations	$34,094	(a)	$36,904	(b)	$57,379	(c)	$55,205	(d)

(a)
Adjusted EBITDA for the three months ended June 26, 2016 included net expenses of $5,990, related to transaction and project costs, non-cash compensation, and other expense of $3,750, integration and reorganization costs of $1,409 and a $831 loss on the sale or disposal of assets.

(b)
Adjusted EBITDA for the three months ended June 28, 2015 included net expenses of $5,485, related to transaction and project costs, non-cash compensation, and other expense of $2,904, integration and reorganization costs of $1,656 and a $925 loss on the sale or disposal of assets.

(c)
Adjusted EBITDA for the six months ended June 26, 2016 included net expenses of $11,799, related to transaction and project costs, non-cash compensation, and other expense of $7,113, integration and reorganization costs of $2,335 and a $2,351 loss on the sale or disposal of assets.

(d)
Adjusted EBITDA for the six months ended June 28, 2015 included net expenses of $12,459, related to transaction and project costs, non-cash compensation, and other expense of $7,406, integration and reorganization costs of $3,583 and a $1,470 loss on the sale or disposal of assets.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
During the six month period ended June 26, 2016, there were no material changes to the quantitative and qualitative disclosures about market risk that were presented in Item 7A of our Annual Report on Form 10-K for the year ended December 27, 2015.

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
Our Company primarily generates revenue in three geographic regions: the Northeast, the Midwest, and the Southeast. During the six months ended June 26, 2016, approximately 25% of our total revenues were generated in three states in the Northeast: Massachusetts, Rhode Island, and New York. During the same period, approximately 21% of our total revenues were generated in two states in the Midwest: Illinois and Ohio. Also during the same period, approximately 18% of our total revenues were generated in two states in the Southeast: Florida and North Carolina. As a result of this geographic concentration, our financial results, including advertising and circulation revenue, depend largely upon economic conditions in these principal market areas. Accordingly, adverse economic developments within these three regions in particular could significantly affect our consolidated operations and financial results.
Our indebtedness and any future indebtedness may limit our financial and operating activities and our ability to incur additional debt to fund future needs or dividends.
As of June 26, 2016, New Media’s outstanding indebtedness consists primarily of the New Media Credit Agreement. The New Media Credit Agreement provides for (i) a $200 million senior secured term facility and (ii) a $25 million senior secured revolving credit facility, with a $5 million sub-facility for letters of credit and a $5 million sub-facility for swing loans. In addition, we may request one or more new commitments for term loans or revolving loans from time to time up to an aggregate total of $75 million, subject to certain conditions. On September 3, 2014, the New Media Credit Agreement was amended to provide for additional term loans under the Incremental Facility in an aggregate principal amount of $25 million. On November 20, 2014, the New Media Credit Agreement was further amended to increase the amount available thereunder for incremental term loans from $75 million to $225 million in order to facilitate the financing of the acquisition of substantially all of the assets from Halifax Media Group LLC. On January 9, 2015, the New Media Credit Agreement was amended to provide for additional term loans and revolving commitments under the Incremental Facility in a combined aggregate principal amount of $152 million and to make certain amendments to the Revolving Credit Facility (as defined below). On February 13, 2015, the New Media Credit Agreement was amended to, amongst other things, replace the existing term loans with a new class of replacement term loans with extended call protection. On March 6, 2015, the New Media Credit Agreement was amended to provide for $15 million in additional revolving commitments under the Incremental Facility. On May 29, 2015, the New Media Credit Agreement was amended to provide for $25 million in additional term loans under the Incremental Facility. As of June 26, 2016, $0 was drawn under the Revolving Credit Facility.
The Advantage Credit Agreements, which arose from debt obligations assumed by us in connection with our acquisition of substantially all of the assets from Halifax Media Group LLC on January 9, 2015, are comprised of; (i) debt in the principal amount of $10 million that bears interest at the rate of 5.25% per annum, payable quarterly in arrears, maturing on December 31, 2016 and (ii) debt in the principal amount of $8 million that bears interest at the rate of LIBOR plus 6.25% per annum (with a minimum of 1% LIBOR) payable quarterly in arrears, maturing on March 31, 2019. As of June 26, 2016, $18 million was outstanding under the Advantage Credit Agreements.
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
We have announced our intent to distribute a substantial portion of our free cash flow generated from operations or other sources as a dividend to our stockholders, through a quarterly dividend, subject to satisfactory financial performance, approval by our Board of Directors and dividend restrictions in the New Media Credit Agreement. The Board of Directors’ determinations regarding dividends will depend on a variety of factors, including the Company’s GAAP net income, free cash flow generated from operations or other sources, liquidity position and potential alternative uses of cash, such as acquisitions, as well as economic conditions and expected future financial results. Although we recently paid a first quarter 2016 cash dividend of $0.33 per share of Common Stock and have paid regularly quarterly dividends since the third quarter of 2014, there can be no guarantee that we will continue to pay dividends in the future or that this recent dividend is representative of the amount of any future dividends. Our ability to declare future dividends will depend on our future financial performance, which in turn depends on the successful implementation of our strategy and on financial, competitive, regulatory, technical and other factors, general economic conditions, demand and selling prices for our products and other factors specific to our industry or specific projects, many of which are beyond our control. Therefore, our ability to generate free cash flow depends on the performance of our operations and could be limited by decreases in our profitability or increases in costs, capital expenditures or debt servicing requirements.
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
At June 26, 2016 the carrying value of our goodwill is $214.3 million, mastheads is $92.7 million, and amortizable intangible assets is $258.1 million.
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
Our pension and postretirement plans were underfunded by $27.5 million at June 26, 2016. The increase of $16.5 million since December 27, 2015 is primarily due to the assumption of a pension liability in a recent acquisition, offset by payments of $0.9 million. Our pension plan invests in a variety of equity and debt securities, many of which were affected by the disruptions in the credit and capital markets in 2009 and 2010. Future volatility and disruption in the stock markets could cause further declines in the asset values of our pension plans. In addition, a decrease in the discount rate used to determine minimum funding requirements could result in increased future contributions. If either occurs, we may need to make additional pension contributions above what is currently estimated, which could reduce the cash available for our businesses.
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
As of June 26, 2016, we employed 9,721 employees, of whom 1,233 (or approximately 13%) were represented by 37 unions. 87% of the unionized employees are in four states: Ohio, Rhode Island, Massachusetts and Illinois and represent 33%, 22%, 17% and 16% of all our union employees, respectively. Most of our unionized employees work under collective bargaining agreements that expire in 2017.
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
There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates—including investment funds, private investment funds, or businesses managed by our Manager—invest in media assets and whose investment objectives overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our Board of Directors and employees of our Manager who may be officers also serve as officers and/or directors of these other entities. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress for certain target assets. From time to time, affiliates of Fortress focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress had approximately $70.2 billion of assets under management as of June 30, 2016. In addition, with respect to Fortress funds in the process of selling investments, our Manager may be incentivized to regard the sale of such assets to us positively, particularly if a sale to an unrelated third party would result in a loss of fees to our Manager.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Approximate Number of Shares that May Yet Be Purchased Under the Plan or Programs
December 28, 2015 through January 31, 2016	—		$—	—	—
February 1 through February 28, 2016	23,109	(1)	$15.26	—	120,159
February 29 through March 27, 2016	—		$—	—	120,159
March 28, 2016 through May 1, 2016	—		$—	—	123,243
May 2, 2016 through May 29, 2016	—		$—	—	123,243
May 30, 2016 through June 26, 2016	—		$—	—	123,243
Total	23,109		$15.26	—	123,243

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

NEW MEDIA INVESTMENT GROUP INC.

Date: July 28, 2016	/s/ Gregory W. Freiberg
Gregory W. Freiberg
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit No.	Description

* 31.1	Rule 13a-14(a)/15d-14(d) Certification of Principal Executive Officer under the Securities Exchange Act of 1934 (included herewith).

* 31.2	Rule 13a-14(a)/15d-14(d) Certification of Principal Financial Officer under the Securities Exchange Act of 1934 (included herewith).

* 32.1	Section 1350 Certifications (included herewith).

* 101.INS	XBRL Instance Document

* 101.SCH	XBRL Taxonomy Extension Schema

* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

* 101.DEF	XBRL Taxonomy Extension Definition Linkbase

* 101.LAB	XBRL Taxonomy Extension Label Linkbase

* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*     Filed herewith.