Form 10-Q
period 2016-09-25
New Media Investment Group Inc.
filed 2016-10-27
CIK 1579684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2016
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

As of October 26, 2016, 44,870,143 shares of the registrant’s common stock were outstanding.

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

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 25, 2016 (unaudited) and December 27, 2015	4

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 25, 2016 and September 27, 2015	5

	Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 25, 2016	6

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 25, 2016 and September 27, 2015	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	40

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55

Item 3.	Defaults Upon Senior Securities	56

Item 4.	Mine Safety Disclosures	56

Item 5.	Other Information	56

Item 6.	Exhibits	56

	Signatures	57

Item 1.	Financial Statements
NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 25, 2016	December 27, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54,520	$146,638
Restricted cash	3,706	6,967
Accounts receivable, net of allowance for doubtful accounts of $4,785 and $4,479 at September 25, 2016 and December 27, 2015, respectively	125,485	136,249
Inventory	17,279	15,744
Prepaid expenses	17,540	14,549
Other current assets	16,971	11,763
Total current assets	235,501	331,910
Property, plant, and equipment, net of accumulated depreciation of $119,095 and $85,038 at September 25, 2016 and December 27, 2015, respectively	379,449	384,824
Goodwill	219,971	171,119
Intangible assets, net of accumulated amortization of $38,131 and $23,122 at September 25, 2016 and December 27, 2015, respectively	346,385	303,575
Other assets	7,722	5,692
Total assets	$1,189,028	$1,197,120
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$13,509	$3,509
Accounts payable	12,483	9,571
Accrued expenses	84,752	100,173
Deferred revenue	73,350	62,294
Total current liabilities	184,094	175,547
Long-term liabilities:
Long-term debt	339,918	350,266
Long-term liabilities, less current portion	12,283	9,192
Deferred income taxes	5,665	3,988
Pension and other postretirement benefit obligations	25,531	11,054
Total liabilities	567,491	550,047
Stockholders’ equity:
Common stock, $0.01 par value, 2,000,000,000 shares authorized at September 25, 2016 and December 27, 2015; 44,913,021 and 44,710,497 issued at September 25, 2016 and December 27, 2015, respectively	445	445
Additional paid-in capital	607,104	605,033
Accumulated other comprehensive loss	(3,097)	(3,158)
Retained earnings	17,502	44,753
Treasury stock, at cost, 46,438 and 0 shares at September 25, 2016 and December 27, 2015, respectively	(417)	—
Total stockholders’ equity	621,537	647,073
Total liabilities and stockholders’ equity	$1,189,028	$1,197,120
See accompanying notes to unaudited condensed consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except share and per share data)

	Three months ended September 25, 2016	Three months ended September 27, 2015	Nine months ended September 25, 2016	Nine months ended September 27, 2015
Revenues:
Advertising	$164,683	$178,964	$502,474	$500,105
Circulation	104,693	100,442	312,664	273,255
Commercial printing and other	37,461	32,650	106,633	88,806
Total revenues	306,837	312,056	921,771	862,166
Operating costs and expenses:
Operating costs	172,972	175,758	519,982	476,830
Selling, general, and administrative	100,052	99,863	306,165	288,660
Depreciation and amortization	17,014	18,213	50,364	51,301
Integration and reorganization costs	5,197	1,638	7,532	5,221
Loss on sale or disposal of assets	974	1,936	3,325	3,407
Operating income	10,628	14,648	34,403	36,747
Interest expense	7,391	7,820	22,269	24,435
Other (income) expense	(62)	10	(316)	(8)
Income before income taxes	3,299	6,818	12,450	12,320
Income tax expense (benefit)	504	710	(4,695)	1,083
Net income	$2,795	$6,108	$17,145	$11,237
Income per share:
Basic:
Net income	$0.06	$0.14	$0.39	$0.26
Diluted:
Net income	$0.06	$0.14	$0.38	$0.25
Dividends declared per share	$0.33	$0.33	$0.99	$0.96
Comprehensive income	$2,815	$6,132	$17,206	$11,307
See accompanying notes to unaudited condensed consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Stockholders’ Equity
(In thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock		Total
	Shares	Amount				Shares	Amount
Balance at December 27, 2015	44,710,497	$445	$605,033	$(3,158)	$44,753	—	$—	$647,073
Net income	—	—	—	—	17,145	—	—	17,145
Net actuarial loss and prior service cost, net of income taxes of $0	—	—	—	61	—	—	—	61
Restricted share grants	202,524	—	225	—	—	—	—	225
Non-cash compensation expense	—	—	1,846	—	—	—	—	1,846
Purchase of treasury stock	—	—	—	—	—	46,438	(417)	(417)
Common stock cash dividend	—	—	—	—	(44,396)	—		(44,396)
Balance at September 25, 2016	44,913,021	$445	$607,104	$(3,097)	$17,502	46,438	$(417)	$621,537
See accompanying notes to unaudited condensed consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine months ended September 25, 2016	Nine months ended September 27, 2015
Cash flows from operating activities:
Net income	$17,145	$11,237
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,364	51,791
Non-cash compensation expense	1,846	910
Non-cash interest expense	2,089	1,598
Deferred income taxes	(4,983)	903
Loss on sale or disposal of assets	3,325	3,407
Pension and other postretirement benefit obligations	(1,797)	(1,055)
Changes in assets and liabilities:
Accounts receivable, net	24,170	12,852
Inventory	(835)	1,038
Prepaid expenses	(1,051)	1,403
Other assets	(1,858)	(1,128)
Accounts payable	(987)	(6,847)
Accrued expenses	(19,514)	28,533
Deferred revenue	(1,809)	(2,345)
Other long-term liabilities	1,207	2,533
Net cash provided by operating activities	67,312	104,830
Cash flows from investing activities:
Purchases of property, plant, and equipment	(7,731)	(6,385)
Proceeds from sale of publications and other assets	3,234	1,381
Acquisitions, net of cash acquired	(107,712)	(430,126)
Net cash used in investing activities	(112,209)	(435,130)
Cash flows from financing activities:
Payment of debt issuance costs	—	(529)
Borrowings under term loans	—	122,872
Borrowings under revolving credit facility	—	84,000
Repayments under term loans	(2,632)	(2,258)
Repayments under revolving credit facility	—	(74,000)
Payment of offering costs	—	(1,343)
Issuance of common stock, net of underwriter’s discount	—	150,866
Purchase of treasury stock	(417)	—
Payment of dividends	(44,172)	(42,687)
Net cash (used in) provided by financing activities	(47,221)	236,921
Net decrease in cash and cash equivalents	(92,118)	(93,379)
Cash and cash equivalents at beginning of period	146,638	123,709
Cash and cash equivalents at end of period	$54,520	$30,330
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
The Company’s operating segments (Eastern US Publishing, Central US Publishing, Western US Publishing, and BridgeTower) are aggregated into one reportable segment.
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

Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component for the nine months ended September 25, 2016 and September 27, 2015 are outlined below.

Net actuarial loss and prior service cost (1)
For the nine months ended September 25, 2016:
Balance at December 27, 2015	$(3,158)
Other comprehensive income before reclassifications	—
Amounts reclassified from accumulated other comprehensive loss	61
Net current period other comprehensive income, net of taxes	61
Balance at September 25, 2016	$(3,097)
For the nine months ended September 27, 2015:
Balance at December 28, 2014	$(4,469)
Other comprehensive income before reclassifications	—
Amounts reclassified from accumulated other comprehensive loss	70
Net current period other comprehensive income, net of taxes	70
Balance at September 27, 2015	$(4,399)

(1)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost. See Note 10.
The following table presents reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended September 25, 2016 and September 27, 2015.

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three months ended September 25, 2016	Three months ended September 27, 2015	Nine months ended September 25, 2016	Nine months ended September 27, 2015		Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income
Amortization of unrecognized loss	$20	$24	$61	$70	(1)
Amounts reclassified from accumulated other comprehensive loss	20	24	61	70		Income before income taxes
Income tax expense	—	—	—	—		Income tax expense (benefit)
Amounts reclassified from accumulated other comprehensive loss, net of taxes	$20	$24	$61	$70		Net income

(1)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost. See Note 10.
Reclassifications
Certain amounts in the prior period's condensed consolidated financial statements have been reclassified to conform to the current year presentation.
Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). ASU No. 2014-09 will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance would have been effective for annual and interim reporting periods beginning after December 15, 2016. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date” which defers for one year the effective date of the new revenue standard (ASU No. 2014-09) for public and non-public entities reporting under U.S. GAAP. The standard is to be applied using one of two retrospective application methods. The FASB is permitting entities to adopt the standard as of the original effective date. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers - Principal versus Agent Considerations” (Topic 606), which clarifies the implementation guidance on principal versus agent considerations. The Company is currently reviewing these amendments and application methods to determine the impact on the financial statements.
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
(2) Acquisitions and Dispositions
Acquisitions
2016 Other Acquisitions
The Company acquired substantially all the assets, properties and business of certain publications and businesses on December 31, 2015, January 12, 2016, March 18, 2016, April 22, 2016, April 29, 2016, June 29, 2016, and August 1, 2016 (“2016 Other Acquisitions”), which included 67 business publications, two daily newspapers, five weekly publications, four shoppers, and digital platforms for an aggregate purchase price of $107,223, including estimated working capital. The acq uisitions were financed from cash on hand. The rationale for the acquisitions was primarily due to the attractive nature, as applicable, of the newspaper assets and digital platforms, and cash flows combined with cost saving and revenue-generating opportunities available.
The Company accounted for the 2016 Other Acquisitions under the acquisition method of accounting. The net assets, including goodwill, have been recorded in the consolidated balance sheet at their fair values in accordance with Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations” (“ASC 805”). The fair value determination of the assets acquired and liabilities assumed are preliminary based upon all information available to us at the present time and are subject to working capital and other adjustments. The value assigned to property, plant and equipment, intangible assets, liabilities and goodwill is preliminary and subject to the completion of valuations to determine the fair market value of the tangible and intangible assets. The final calculation of working capital and other adjustments and determination of fair values for tangible and intangible assets may result in different allocations among the various asset classes from those set forth below and any such differences could be material.
The following table summarizes the preliminary fair values of the assets and liabilities:

Current assets	$16,093
Other assets	4,195
Property, plant and equipment	25,214
Noncompete agreements	670
Advertiser relationships	27,840
Subscriber relationships	11,140
Customer relationships	3,570
Software	5,783
Trade names	2,448
Mastheads	7,410
Goodwill	48,931
Total assets	153,294
Current liabilities	21,275
Pension obligations	16,299
Other long-term liabilities	8,497
Total liabilities	46,071
Net assets	$107,223
The Company obtained third party independent valuations or performed similar calculations internally to assist in the determination of the fair values of certain assets acquired and liabilities assumed. Three basic approaches were used to determine value: the cost approach (used for equipment where an active secondary market is not available, building improvements, and software), the direct sales comparison (market) approach (used for land and equipment where an active secondary market is available) and the income approach (used for intangible assets). The obligation assumed for the defined benefit pension plan was measured in accordance with ASC 715-20, “Compensation-Retirement Benefits”.
The Company recorded approximately $120 and $812 of selling, general and administrative expense for acquisition-related costs for the 2016 Other Acquisitions during the three and nine months ended September 25, 2016, respectively.
For tax purposes, the amount of goodwill that is expected to be deductible is $24,520.
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

Halifax Media Group
On January 9, 2015, the Company completed its acquisition of substantially all of the assets from Halifax Media Group for an aggregate purchase price of $285,369, including working capital and net of assumed debt. Of the purchase price, $17,000 was held in an escrow account, to be available for application against indemnification and certain other obligations of the sellers arising during the first twelve months following the closing, with the remainder not so applied or subject to claims being delivered to the sellers. Subsequently, the escrow has been released. The acquisition includes twenty-four daily publications, thirteen weekly publications, and five shoppers serving areas of Alabama, Florida, Louisiana, Massachusetts, North Carolina, and South Carolina with a daily circulation of approximately 635 and 752 on Sunday. The acquisition was completed because of the attractive nature of the newspaper assets and cash flows as well as the cost saving opportunities. The purchase price reflects a working capital adjustment of $750 received in August 2015.
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
The Company entered into a Management and Advisory Agreement with DB Nevada Holdings, Inc. in conjunction with the sale of the Review-Journal on December 10, 2015. Under the terms of the agreement, the Company is authorized to manage and conduct business and oversee the assets and operations. The Company analyzed the terms of the agreement based on the guidance in ASU No. 2015-02 and concluded that the fees received from the Review-Journal do not represent a variable interest. On February 23, 2016, the Company received notification of termination of the Management and Advisory Agreement, which subsequently terminated on May 23, 2016.
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
These amounts are not necessarily indicative of future results or actual results that would have been achieved had the acquisitions occurred as of the beginning of such period. There are no pro-forma adjustments needed for the three and nine months ended September 25, 2016 and three months ended September 27, 2015.

Nine Months Ended September 27, 2015
Revenues	$832,966
Income from continuing operations	$6,066
Income from continuing operations per common share:
Basic	$0.14
Diluted	$0.14
(3) Share-Based Compensation
The Company recognized compensation cost for share-based payments of $609, $395, $1,846, and $910 during the three and nine months ended September 25, 2016 and September 27, 2015, respectively. The total compensation cost not yet recognized related to non-vested awards as of September 25, 2016 was $4,482, which is expected to be recognized over a weighted average period of 1.92 years through July 2019.
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
On March 14, 2014, a grant of restricted shares totaling 15,870 shares was made to the Company’s Non-Officer Directors, of which 5,280 and 5,289 vested on March 14, 2016 and March 14, 2015, respectively. During the year ended December 27, 2015, grants of restricted shares totaling 234,267 shares were made to the Company’s Employees, of which 78,023 vested during the nine months ended September 25, 2016. During the three months ended March 27, 2016, a grant of restricted shares totaling 175,650 shares was made to the Company’s Employees. During the three months ended June 26, 2016, a grant of restricted shares totaling 10,864 shares was made to the Company’s Employees and 7,313 restricted shares were forfeited. During the three months ended September 25, 2016, a grant of restricted shares totaling 2,018 shares was made to the Company’s Employees and 12,376 restricted shares were forfeited.
As of September 25, 2016 and September 27, 2015, there were 330,388 and 244,848 RSGs, respectively, issued and outstanding with a weighted average grant date fair value of $18.24 and $21.67, respectively. As of September 25, 2016, the aggregate intrinsic value of unvested RSGs was $5,362.
RSG activity during the nine months ended September 25, 2016 was as follows:

	Number of RSGs	Weighted-Average Grant Date Fair Value
Unvested at December 27, 2015	244,848	$21.67
Granted	188,532	15.34
Vested	(83,303)	21.51
Forfeited	(19,689)	19.22
Unvested at September 25, 2016	330,388	$18.24
FASB ASC Topic 718, “Compensation – Stock Compensation”, requires the recognition of share-based compensation for the number of awards that are ultimately expected to vest. The Company’s estimated forfeitures are based on the Company’s historical forfeiture rates. Estimated forfeitures are reassessed periodically and the estimate may change based on new facts and circumstances.
(4) Restructuring
Over the past several years, and in furtherance of the Company’s cost reduction and cash preservation plans outlined in Note 1, the Company has engaged in a series of individual restructuring programs, designed primarily to right size the Company’s employee base, consolidate facilities and improve operations, including those of recently acquired entities. These initiatives impact all of the Company’s geographic regions and are often influenced by the terms of union contracts within the region. All costs related to these programs, which primarily reflect severance expense, are accrued at the time of announcement or over the remaining service period.
A rollforward of the accrued restructuring costs, included in accrued expenses on the balance sheet, for the nine months ended September 25, 2016 is outlined below.

	Severance and Related Costs	Other Costs (1)	Total
December 27, 2015	$2,199	$322	$2,521
Restructuring provision included in Integration and Reorganization	6,356	1,176	7,532
Restructuring accrual assumed from acquisition	52	43	95
Cash payments	(5,053)	(1,204)	(6,257)
September 25, 2016	$3,554	$337	$3,891

(1)	Other costs primarily included costs to consolidate operations.
The restructuring reserve balance is expected to be paid out over the next twelve months.
The following table summarizes the costs incurred and cash paid in connection with these restructuring programs for the three and nine months ended September 25, 2016 and September 27, 2015.

	Three months ended September 25, 2016	Three months ended September 27, 2015	Nine months ended September 25, 2016	Nine months ended September 27, 2015
Severance and related costs	$4,666	$1,605	$6,356	$5,168
Severance and other costs assumed from acquisition	—	—	95	—
Other costs	531	33	1,176	53
Cash payments	(2,374)	(1,584)	(6,257)	(4,850)

(5) Goodwill and Intangible Assets
Goodwill and intangible assets consisted of the following:

	September 25, 2016
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Advertiser relationships	170,446	21,739	148,707
Customer relationships	23,395	2,723	20,672
Subscriber relationships	88,387	12,352	76,035
Other intangible assets	9,374	1,317	8,057
Total	$291,602	$38,131	$253,471
Nonamortized intangible assets:
Goodwill	$219,971
Mastheads	92,914
Total	$312,885

	December 27, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Advertiser relationships	$143,002	$13,453	$129,549
Customer relationships	19,829	1,667	18,162
Subscriber relationships	77,385	7,897	69,488
Other intangible assets	473	105	368
Total	$240,689	$23,122	$217,567
Nonamortized intangible assets:
Goodwill	$171,119
Mastheads	86,008
Total	$257,127
As of September 25, 2016, the weighted average amortization periods for amortizable intangible assets are 15.2 years for advertiser relationships, 15.2 years for customer relationships, 14.6 years for subscriber relationships and 5.1 years for other intangible assets. The weighted average amortization period in total for all amortizable intangible assets is 14.7 years.
Amortization expense for the three and nine months ended September 25, 2016 and September 27, 2015 was $5,407, $4,161, $15,097, and $12,119, respectively. Estimated future amortization expense as of September 25, 2016, is as follows:

For the years ending the Sunday closest to December 31:
2016	$5,384
2017	21,626
2018	21,621
2019	19,981
2020	19,407
Thereafter	165,452
Total	$253,471

The changes in the carrying amount of goodwill for the period from December 27, 2015 to September 25, 2016 are as follows:

Balance at December 27, 2015	$171,119
Goodwill acquired in business combinations	48,931
Goodwill from divestitures	(79)
Balance at September 25, 2016	$219,971
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
As part of the annual impairment assessments, as of June 26, 2016, the fair values of the Company’s reporting units for goodwill impairment testing, which include Eastern US Publishing, Central US Publishing, and Western US Publishing, and indefinite-lived intangible assets, which include newspaper mastheads, were estimated using the expected present value of future cash flows, recent industry multiples and using estimates, judgments and assumptions that management believes were appropriate in the circumstances. The estimates and judgments used in the assessment included multiples for EBITDA, the weighted average cost of capital and the terminal growth rate. The Company determined that the future cash flow and industry multiple analysis provided the best estimate of the fair value of its reporting units.  As a result of the annual assessment’s Step 1 analysis that was performed, no impairment of goodwill was identified. The Company uses a “relief from royalty” approach which utilizes a discounted cash flow model to determine the fair value of each masthead.  Additionally, the estimated fair value exceeded carrying value for all mastheads. The Company performed a qualitative assessment for the recently-acquired BridgeTower reporting unit and masthead and concluded that it is not more likely than not that the goodwill and indefinite-lived intangible assets are impaired.  As a result, no quantitative impairment testing was performed for this reporting unit. The total Company’s estimate of reporting unit fair value was reconciled to its then market capitalization (based upon the stock market price and fair value of debt) plus an estimated control premium.
As of September 25, 2016, a review of impairment indicators was performed by the Company noting that its financial results and forecast had not changed materially since the June 26, 2016 annual impairment test, and it was determined that no indicators of impairment were present.
The newspaper industry and the Company have experienced declining same store revenue and profitability over the past several years. Should general economic, market or business conditions decline, and have a negative impact on estimates of future cash flow and market transaction multiples, the Company may be required to record impairment charges in the future.
(6) Indebtedness
New Media Credit Agreement
On June 4, 2014, New Media Holdings II LLC (the “New Media Borrower”), a wholly owned subsidiary of New Media, entered into a credit agreement (the “New Media Credit Agreement”) among the New Media Borrower, New Media Holdings I LLC (“Holdings I”), the lenders party thereto, RBS Citizens, N.A. and Credit Suisse Securities (USA) LLC as joint lead arrangers and joint bookrunners, Credit Suisse AG, Cayman Islands Branch as syndication agent and Citizens Bank of Pennsylvania as administration agent which provides for (i) a $200,000 senior secured term facility (the “Term Loan Facility” and any loan thereunder, including as part of the Incremental Facility, “Term Loans”) and (ii) a $25,000 senior secured revolving credit facility, with a $5,000 sub-facility for letters of credit and a $5,000 sub-facility for swing loans, (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Senior Secured Credit Facilities”). In addition, the New Media Borrower may request one or more new commitments for term loans or revolving loans from time to time up to an aggregate total of $75,000 (the “Incremental Facility”) subject to certain conditions. On June 4, 2014, the New Media Borrower borrowed $200,000 under the Term Loan Facility (the “Initial Term Loans”). As of September 25, 2016, $0 was drawn under the Revolving Credit Facility. The Term Loans mature on June 4, 2020 and the maturity date for the Revolving Credit Facility is June 4, 2019. The New Media Credit Agreement was amended;
•on September 3, 2014, to provide for additional term loans under the Incremental Facility in an aggregate principal amount of $25,000 (the “2014 Incremental Term Loan”);
•on November 20, 2014, to increase the amount of the Incremental Facility that may be requested after the date of the amendment from $75,000 to $225,000;
•on January 9, 2015, to provide for $102,000 in additional term loans (the “2015 Incremental Term Loan”) and $50,000 in additional revolving commitments (the “2015 Incremental Revolver”) under the Incremental Facility and to make certain amendments to the Revolving Credit Facility in connection with the Halifax Media acquisition;
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
As of September 25, 2016 the New Media Credit Agreement had a weighted average interest rate of 7.2%.
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
The New Media Credit Agreement contains customary representations and warranties and affirmative covenants and negative covenants applicable to Holdings I, the New Media Borrower and the New Media Borrower's subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, fundamental changes, dispositions, and dividends and other distributions, and events of default. The New Media Credit Agreement contains a financial covenant that requires Holdings I, the New Media Borrower and the New Media Borrower’s subsidiaries to maintain a maximum total leverage ratio of 3.25 to 1.00.
As of September 25, 2016, the Company is in compliance with all of the covenants and obligations under the New Media Credit Agreement.
Advantage Credit Agreements
In connection with the purchase of the assets of Halifax Media, which closed on January 9, 2015, certain subsidiaries of the Company (the “Advantage Borrowers”) agreed to assume all of the obligations of Halifax Media and its affiliates in respect of each of (i) that certain Consolidated Amended and Restated Credit Agreement dated January 6, 2012 among Halifax Media Acquisition LLC, Advantage Capital Community Development Fund XXVIII, L.L.C., and Florida Community Development

Fund II, L.L.C. (as amended, the “Halifax Florida Credit Agreement”) and (ii) that certain Credit Agreement dated June 18, 2013 between Halifax Alabama, LLC and Southeast Community Development Fund V, L.L.C. (the “Halifax Alabama Credit Agreement” and, together with the Halifax Florida Credit Agreement, the “Advantage Credit Agreements”), respectively (the debt under the Halifax Florida Credit Agreement, the “Advantage Florida Debt”; the debt under the Halifax Alabama Credit Agreement, the “Advantage Alabama Debt”; and the Advantage Florida Debt and the Advantage Alabama Debt, collectively, the “Advantage Debt”).
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
As of September 25, 2016, the Company is in compliance with all of the covenants and obligations under the Advantage Credit Agreements.
Fair Value
The fair value of long-term debt under the Senior Secured Credit Facilities and the Advantage Credit Agreements was estimated at $363,670 as of September 25, 2016, based on discounted future contractual cash flows and a market interest rate adjusted for necessary risks, including the Company’s own credit risk as there are no rates currently observable in publicly traded debt markets of risk with similar terms and average maturities. Accordingly, the Company’s long-term debt under the Senior Secured Credit Facilities is classified within Level 3 of the fair value hierarchy.
Payment Schedule
As of September 25, 2016, scheduled principal payments of outstanding debt are as follows:

2016	877
2017	13,509
2018	3,509
2019	11,509
2020	334,266
$363,670
Less:
Short-term debt	13,509
Remaining original issue discount	7,791
Deferred financing costs	2,452
Long-term debt	$339,918

For further information, see Note 10 to the Consolidated Financial Statements, “Indebtedness,” in our Annual Report on Form 10-K for the fiscal year ended December 27, 2015.
(7) Related Party Transactions
As of December 29, 2013, Newcastle (an affiliate of FIG LLC (the “Manager”) beneficially owned approximately 84.6% of the Company’s outstanding common stock. On February 13, 2014, Newcastle completed the spin-off of the Company. On February 14, 2014 New Media became a separate, publicly traded company trading on the NYSE under the ticker symbol “NEWM”. As a result of the spin-off, the fees included in the Management Agreement with the Company’s Manager became effective. As of September 25, 2016, Fortress and its affiliates owned approximately 1.5% of the Company’s outstanding stock and approximately 39.5% of the Company’s outstanding warrants. The Company’s Manager holds 1,445,062 stock options of the Company’s stock as of September 25, 2016. During the three and nine months ended September 25, 2016 and September 27, 2015, Fortress and its affiliates were paid $225, $225, $675, $654 in dividends, respectively.
In addition, the Company’s Chairman, Wesley Edens, is also the Co-Chairman of the board of directors of Fortress. The Company does not pay Mr. Edens a salary or any other form of compensation.
The Company’s Chief Operating Officer owns an interest in a company, from which the Company recognized revenue of $156, $124, $444, and $356 during the three and nine months ended September 25, 2016 and September 27, 2015, respectively, which is included in commercial printing and other on the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income.
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
The Company recognized $2,390, $2,390, $7,169, and $7,049 for management fees and $1,295, $3,486, $5,001, and $8,750 for incentive compensation within selling, general and administrative expense during the three and nine months ended September 25, 2016 and September 27, 2015, respectively. The Company paid to FIG LLC $3,187, $1,592, $6,372, and $5,122 in management fees and $817, $0, $21,755, and $379 in incentive compensation during the three and nine months ended September 25, 2016 and September 27, 2015, respectively. In addition, the Company recognized expense reimbursement amounts of approximately $300, $0, $1,323, and $0 during the three and nine months ended September 25, 2016 and September 27, 2015, respectively. The Company had an outstanding liability for all management agreement related fees of $7,315 and $23,393 at September 25, 2016 and December 27, 2015, respectively, included in accrued expenses.
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
In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company concluded that during the nine months ended September 25, 2016, a net decrease to the valuation allowance of $9,509 was available to offset deferred tax assets against deferred tax liabilities as noted further below. The $9,509 decrease to the valuation allowance was recognized through the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).
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
For the nine months ended September 25, 2016, the expected federal tax at 34% is $4,233. The difference between the expected tax and the effective tax benefit of $4,695 is primarily attributable to the tax effect of the valuation allowance release of $9,509, the tax effect related to non-deductible expenses of $259, state taxes of $403, and release of unrecognized tax benefits of $81.
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
The Company and its subsidiaries file a U.S. federal consolidated income tax return. The U.S. federal and state statute of limitations generally remains open for the 2013 tax year and beyond. The Company’s 2013 short tax year Federal returns are under examination by the Internal Revenue Service. We do not anticipate any material adjustments related to this examination.

(9) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three months ended September 25, 2016	Three months ended September 27, 2015	Nine months ended September 25, 2016	Nine months ended September 27, 2015
Numerator for earnings per share calculation:
Net income	$2,795	$6,108	$17,145	$11,237
Denominator for earnings per share calculation:
Basic weighted average shares outstanding	44,533,517	44,465,646	44,515,167	43,896,989
Effect of dilutive securities:
Stock Options and Restricted Stock	141,376	19,729	84,891	189,752
Diluted weighted average shares outstanding	44,674,893	44,485,375	44,600,058	44,086,741
For the three and nine months ended September 25, 2016, the Company excluded 1,362,479 and 1,362,479 common stock warrants and 700,000 and 700,000 stock options, respectively, from the computation of diluted income per share because their effect would have been antidilutive. For the three and nine months ended September 27, 2015, the Company excluded 1,362,479 and 1,362,479 common stock warrants, 244,848 and 0 restricted share grants and 700,000 and 0 stock options, respectively, from the computation of diluted income per share because their effect would have been antidilutive.
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
On July 28, 2016, the Company announced a second quarter 2016 cash dividend of $0.33 per share of Common Stock, par value $0.01 per share, of New Media. The dividend was paid on August 18, 2016, to shareholders of record as of the close of business on August 10, 2016.
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
The following provides information on the pension plans and postretirement medical and life insurance plans for the three and nine months ended September 25, 2016 and September 27, 2015:

	Three months ended September 25, 2016		Three months ended September 27, 2015		Nine months ended September 25, 2016		Nine months ended September 27, 2015
	Pension	Postretirement	Pension	Postretirement	Pension	Postretirement	Pension	Postretirement
Components of net periodic benefit costs:
Service cost	$75	$4	$75	$5	$225	$14	$225	$14
Interest cost	813	56	289	55	2,431	167	867	166
Expected return on plan assets	(1,044)	—	(411)	—	(3,133)	—	(1,232)	—
Amortization of unrecognized loss	20	—	24	—	61	—	70	—
Total	$(136)	$60	$(23)	$60	$(416)	$181	$(70)	$180
For the three and nine months ended September 25, 2016 and September 27, 2015, the Company recognized a total of $(76), $37, $(235), and $110 in pension and postretirement (benefit) expense, respectively. During the three and nine months ended September 25, 2016, the Company contributed $640 and $1,283 to the pension plans, respectively. The Company is expected to pay an additional $339 in employer contributions to the pension plans during the fourth quarter of the current fiscal year.
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
The following table provides information for the Company’s major categories of financial assets and liabilities measured or disclosed at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
As of September 25, 2016
Assets
Cash and cash equivalents	$54,520	$—	$—	$54,520
Restricted cash	3,706	—	—	3,706
As of December 27, 2015
Assets
Cash and cash equivalents	$146,638	$—	$—	$146,638
Restricted cash	6,967	—	—	6,967
Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).
For the acquisitions during the quarters ended March 29, 2015, June 28, 2015, September 27, 2015, March 27, 2016, June 28, 2016, and September 25, 2016, the Company consolidated the assets and liabilities under the acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded at their fair value. Property, plant and equipment was valued using Level 2 inputs and intangible assets were valued using Level 3 inputs. Refer to Note 2 for discussion of the valuation techniques, significant inputs, assumptions utilized, and the fair value recognized.
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
Restricted cash at September 25, 2016 and December 27, 2015, in the aggregate amount of $3,706 and $6,967, respectively, is used to collateralize standby letters of credit in the name of the Company’s insurers in accordance with certain insurance policies and as cash collateral for certain business operations.

(13) Subsequent Events
Dividends
On October 27, 2016, the Company announced a third quarter 2016 cash dividend of $0.35 per share of Common Stock, par value $0.01 per share, of New Media. The dividend will be paid on November 17, 2016, to shareholders of record as of the close of business on November 9, 2016.
Acquisitions
On September 30, 2016, the Company purchased substantially all of the assets of two companies for an aggregate purchase price of $8,500, plus working capital and assumed liabilities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of New Media Investment Group Inc. and its subsidiaries (“New Media”, “Company”, “we”, “us” or “our”). The following should be read in conjunction with the unaudited consolidated financial statements and notes thereto included herein, and with Part II, Item 1A, “Risk Factors.”
Overview
New Media, formerly known as GateHouse Media, Inc. (“GateHouse”), is a company that owns, operates and invests in high quality local media assets. We have a particular focus on owning and acquiring strong local media assets in small to mid-size markets. With our collection of assets, we focus on two large business categories; consumers and small to medium size businesses (“SMBs”).
Our portfolio of media assets today spans across 527 markets and 36 states. Our products include 614 publications, 527 websites, 78 mobile sites and six yellow page directories. We reach over 20 million people per week and serve over 200,000 business customers.
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
Our focus on owning and operating dominant local content oriented media properties in small to mid-size markets, we believe, puts us in a position to better execute on our strategy. We believe that being the leading provider of local news and information in the markets in which we operate and distributing that content across multiple print and digital platforms, gives us an opportunity to grow our audiences and reach. Further, we believe our strong local media brands and our market presence gives us the opportunity to expand our advertising and lead generation products with local business customers.

Central to our business strategy are our digital marketing services products called Propel Marketing (“Propel”). We launched the products in 2012 and have seen rapid growth since then. We believe Propel and our digital marketing service products, combined with our strong local brands and in-market sales force, position this business to be a key component to our overall organic growth strategy.
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
Propel is designed to offer a complete set of digital marketing services to SMBs that are turn-key with results that are transparent to the business owners. In a recent acquisition we acquired a turn-key proprietary software that enables SMB owners to run their own digital and contact marketing campaigns; Propel can now meet the needs of the full spectrum of SMBs. Propel provides four broad categories of services: building businesses a presence, helping businesses to be located by consumers online, engaging with consumers, and growing their customer base.
We believe our local media properties and local sales infrastructure are uniquely positioned to sell these digital marketing services to local business owners and give us distinct advantages, including:

•	our strong and trusted local brands, with 85% of our daily newspapers having been publishing local content for more than 100 years;

•	our ability to market through our print and online properties, driving branding and traffic; and

•	our more than 1,300 local, direct, in-market sales professionals with long standing relationships with small businesses in the communities we serve.
Our core products include:

•	121 daily newspapers with total paid circulation of approximately 1.4 million;

•	309 weekly newspapers (published up to three times per week) with total paid circulation of approximately 328,000 and total free circulation of approximately 1.9 million;

•	117 “shoppers” (generally advertising-only publications) with total circulation of approximately 2.8 million;

•	527 locally focused websites and 78 mobile sites, which extend our businesses onto the internet and mobile devices with approximately 227 million page views per month;

•	six yellow page directories, with a distribution of approximately 348,000, that covers a population of approximately 620,000 people;

•	67 business publications; and

•	Propel digital marketing services.
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
We have experienced ongoing declines in same store print advertising revenue streams and increased volatility of operating performance, despite our geographic diversity, well-balanced portfolio of products, broad customer base and reliance on smaller markets. We may experience additional declines and volatility in the future. These declines in print advertising revenue have come with the shift from traditional media to the internet for consumers and businesses. We believe our local advertising tends to be less sensitive to economic cycles than national advertising because local businesses generally have fewer advertising channels through which to reach their target audience. We are making investments in digital platforms, such as Propel, as well as online, and mobile applications, to support our print publications in order to capture this shift as witnessed by our digital advertising revenue growth, which doubled between 2013 and 2015.
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
The Company’s operating segments (Eastern US Publishing, Central US Publishing, Western US Publishing, and BridgeTower) are aggregated into one reportable business segment.
Acquisitions

On December 31, 2015, January 12, 2016, March 18, 2016, April 22, 2016, April 29, 2016, June 29, 2016 and August 1, 2016, we acquired substantially all the assets, properties and business of certain publications/businesses, which included 67 niche publications, two daily newspapers, five weekly publications, four shoppers, and digital platforms for an aggregate purchase price of $107.2 million, including estimated working capital.
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
Restructuring
New Media was formed as a Delaware corporation on June 18, 2013. New Media was capitalized by and issued 1,000 common shares to Newcastle Investment Corp. (“Newcastle”). New Media had no operations until November 26, 2013, when it assumed control of GateHouse Media, Inc. (“GateHouse”) and Local Media Group Holdings LLC.  Gatehouse was determined to be the predecessor to New Media, as the operations of GateHouse comprises substantially all of the business operations of the combined companies.  Newcastle owned approximately 84.6% of New Media until February 13, 2014, upon which date Newcastle distributed the shares that it held in New Media to its shareholders on a pro rata basis.
Management Agreement
On November 26, 2013, New Media entered into a management agreement (as amended and restated, the “Management Agreement”) with FIG LLC (the “Manager”), pursuant to which the Manager manages the operations of New Media. Commencing from the Listing, New Media pays the Manager a management fee equal to 1.5% of New Media’s Total Equity (as defined in the Management Agreement) and the Manager is eligible to receive incentive compensation.

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
General economic conditions, including declines in consumer confidence, high unemployment levels, declines in real estate values, and other trends, have also historically impacted the markets in which we operate. Additionally, media companies continue to be impacted by the migration of consumers and businesses to an internet and mobile-based, digital medium. These conditions may continue to negatively impact print advertising and other revenue sources as well as increase operating costs in the future. We expect that we will have adequate capital resources and liquidity to meet our working capital needs, borrowing obligations and all required capital expenditures for at least the next twelve months.
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

Results of Operations
The following table summarizes our historical results of operations for New Media for the three and nine months ended September 25, 2016 and September 27, 2015. References to “same store” results take into account material acquisitions and divestitures of the company by adjusting prior year performance to include or exclude financial results as if the company had owned or divested a business for the comparable period. The results of several acquisitions (“tuck-in acquisitions”) were funded from the Company's available cash and are not considered material.
NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)

	Three months ended September 25, 2016	Three months ended September 27, 2015	Nine months ended September 25, 2016	Nine months ended September 27, 2015
Revenues:
Advertising	$164,683	$178,964	$502,474	$500,105
Circulation	104,693	100,442	312,664	273,255
Commercial printing and other	37,461	32,650	106,633	88,806
Total revenues	306,837	312,056	921,771	862,166
Operating costs and expenses:
Operating costs	172,972	175,758	519,982	476,830
Selling, general, and administrative	100,052	99,863	306,165	288,660
Depreciation and amortization	17,014	18,213	50,364	51,301
Integration and reorganization costs	5,197	1,638	7,532	5,221
Loss on sale or disposal of assets	974	1,936	3,325	3,407
Operating income	10,628	14,648	34,403	36,747
Interest expense	7,391	7,820	22,269	24,435
Other (income) expense	(62)	10	(316)	(8)
Income before income taxes	3,299	6,818	12,450	12,320
Income tax expense (benefit)	504	710	(4,695)	1,083
Net income	$2,795	$6,108	$17,145	$11,237
Three Months Ended September 25, 2016 Compared To Three Months Ended September 27, 2015
Revenue. Total revenue for the three months ended September 25, 2016 decreased by $5.2 million, or 1.7%, to $306.8 million from $312.0 million for the three months ended September 27, 2015. The decrease in total revenue was comprised of a $14.3 million, or 8.0%, decrease in advertising revenue, which was partially offset by a $4.3 million, or 4.2%, increase in circulation revenue, and a $4.8 million, or 14.7%, increase in commercial printing and other revenue. The decrease in revenue reflects the loss of revenue as a result of the Review Journal divestiture, which was partially offset by revenues from our Dolan, LLC and Times Publishing Company acquisitions for a net decrease of $1.7 million. This net decrease of $1.7 million is comprised of $1.2 million from advertising and $0.8 million from commercial printing, which was partially offset by an increase in circulation of $0.3 million.
Same store revenue for the three months ended September 25, 2016 decreased by $4.1 million, or 1.3%, from the three months ended September 27, 2015. The decrease in same store revenue was comprised of a $13.6 million, or 7.6%, decrease in same store advertising revenue which was partially offset by a $3.8 million, or 3.8%, increase in same store circulation revenue and a $5.7 million, or 17.8%, increase in same store commercial printing and other revenue. Same store advertising revenue declines were primarily driven by declines on the print side of our business in the local retail, classified, and preprint categories due to secular pressures and a continuing uncertain economic environment. These secular trends and economic conditions have also led to a decline in our print circulation volumes, which have been more than offset by price increases in select locations. The majority of the increase in same store commercial printing and other revenue is due to digital marketing services and events revenue.

Operating Costs. Operating costs for the three months ended September 25, 2016 decreased by $2.8 million, or 1.6%, to $173.0 million from $175.8 million for the three months ended September 27, 2015. Operating costs include costs from acquisitions and are partially offset by a decrease in expenses resulting from the Review-Journal divestiture for a net increase of $4.6 million. This net increase was partially offset by a $7.4 million decrease in the costs related to the remaining operations. This decline in operating costs related to the remaining operations was primarily due to a decrease in compensation, hauling and delivery, newsprint and ink, postage, and building maintenance expenses of $3.1 million, $1.5 million, $1.3 million, $0.6 million, and $0.3 million, respectively.
Selling, General and Administrative. Selling, general and administrative expenses for the three months ended September 25, 2016 increased by $0.2 million, or 0.2%, to $100.1 million from $99.9 million for the three months ended September 27, 2015. The increase includes selling, general and administrative expenses from acquisitions and is partially offset by the decrease in expenses resulting from the Review-Journal divestiture for a net increase of $4.4 million. This net increase of $4.4 million was partially offset by a $4.2 million decrease in the costs related to the remaining operations. This decline in selling, general and administrative expenses related to the remaining operations was primarily due to a decrease in outside services, compensation, travel and entertainment, building maintenance, postage, and supply expenses of $1.6 million, $0.6 million, $0.4 million, $0.3 million, $0.3 million, and $0.1 million, respectively.
Integration and Reorganization Costs. During the three months ended September 25, 2016 and September 27, 2015, we recorded integration and reorganization costs of $5.2 million and $1.6 million, respectively, primarily resulting from severance costs related to acquisition-related synergies and the continued consolidation of our operations resulting from ongoing implementation of our plans to reduce costs and preserve cash flow, including a voluntary severance offer in September 2016.
Income Tax (Benefit) Expense. During the three months ended September 25, 2016 and September 27, 2015, we recorded an income tax expense of $0.5 million and $0.7 million, respectively. The decrease in income tax expense is primarily due to the reduced level of income earned during the three months ended September 25, 2016 compared to the three months ended September 27, 2015.
Net Income. Net income for the three months ended September 25, 2016 and September 27, 2015 was $2.8 million and $6.1 million, respectively. Our net income decreased due to the factors noted above.
Nine Months Ended September 25, 2016 Compared To Nine Months Ended September 27, 2015
Revenue. Total revenue for the nine months ended September 25, 2016 increased by $59.6 million, or 6.9%, to $921.8 million from $862.2 million for the nine months ended September 27, 2015. The increase in total revenue was comprised of a $2.4 million, or 0.5%, increase in advertising revenue, a $39.4 million, or 14.4%, increase in circulation revenue, and a $17.8 million, or 20.1%, increase in commercial printing and other revenue. The increase in revenue of $59.6 million includes revenues from our Dolan, LLC, Times Publishing Company, Columbus Dispatch, Stephens Media (excluding the Review-Journal, which was subsequently divested) and Halifax Media Group acquisitions of $81.5 million, which is comprised of $43.1 million from advertising, $31.2 million from circulation and $7.2 million from commercial printing and other.
Same store revenue for the nine months ended September 25, 2016 decreased by $30.6 million, or 3.2%, from the nine months ended September 27, 2015. The decrease in same store revenue was comprised of a $48.1 million, or 8.7%, decrease in same store advertising revenue, which was partially offset by a $7.3 million, or 2.4%, increase in same store circulation revenue and a $10.2 million, or 10.6%, increase in same store commercial printing and other revenue. Same store advertising revenue declines were primarily driven by declines on the print side of our business in the local retail and preprint categories due to secular pressures and a continuing uncertain economic environment. These secular trends and economic conditions have also led to a decline in our print circulation volumes, which have been more than offset by price increases in select locations. The majority of the increase in same store commercial printing and other revenue is due to digital marketing services and events revenue.
Operating Costs. Operating costs for the nine months ended September 25, 2016 increased by $43.2 million, or 9.0%, to $520.0 million from $476.8 million for the nine months ended September 27, 2015. Operating costs includes costs from all acquisitions (excluding the Review-Journal, which was subsequently divested) of $56.2 million, which were partially offset by a $13.0 million decrease in the costs related to the remaining operations. This decline in operating costs related to the remaining operations was primarily due to a decrease in newsprint and ink, compensation, hauling and delivery, and postage expenses of $6.7 million, $2.4 million, $3.5 million, and $1.2 million, respectively.

Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended September 25, 2016 increased by $17.5 million, or 6.1%, to $306.2 million from $288.7 million for the nine months ended September 27, 2015. The increase of $17.5 million includes selling, general and administrative expenses from all acquisitions (excluding the Review-Journal, which was subsequently divested) of $31.3 million, which were partially offset by a $13.8 million decrease in the costs related to the remaining operations. This decline in selling, general and administrative expenses related to the remaining operations was primarily due to a decrease in compensation, outside services, and building maintenance expenses of $8.1 million, $4.5 million, and $0.7 million, respectively.
Integration and Reorganization Costs. During the nine months ended September 25, 2016 and September 27, 2015, we recorded integration and reorganization costs of $7.5 million and $5.2 million, respectively, primarily resulting from severance costs related to acquisition-related synergies and the continued consolidation of our operations resulting from ongoing implementation of our plans to reduce costs and preserve cash flow, including a voluntary severance offer in September 2016.
Interest Expense. Interest expense for the nine months ended September 25, 2016 decreased by $2.1 million to $22.3 million from $24.4 million for the nine months ended September 27, 2015. The decrease in interest expense was primarily due to the write-off of deferred financing costs related to the 2015 Incremental Revolver (as defined below) and a decrease in our total outstanding debt.
Income Tax (Benefit) Expense. During the nine months ended September 25, 2016 and September 27, 2015, we recorded an income tax benefit of $4.7 million and an income tax expense of $1.1 million, respectively. The increase in income tax benefit is primarily due to the discrete income tax benefit recognized during the nine months ended September 25, 2016, attributable to the release of a portion of the valuation allowance as deferred tax assets were utilized to offset deferred tax liabilities of two acquired entities.
Net Income. Net income for the nine months ended September 25, 2016 and September 27, 2015 was $17.1 million and $11.2 million, respectively. Our net income increased due to the factors noted above.
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
Dividends
On October 27, 2016, the Company announced a third quarter 2016 cash dividend of $0.35 per share of Common Stock, par value $0.01 per share, of New Media. The dividend will be paid on November 17, 2016, to shareholders of record as of the close of business on November 9, 2016.

On July 28, 2016, the Company announced a second quarter 2016 cash dividend of $0.33 per share of Common Stock, par value $0.01 per share, of New Media. The dividend was paid on August 18, 2016, to shareholders of record as of the close of business on August 10, 2016.
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

The New Media Credit Agreement contains customary representations and warranties and affirmative covenants and negative covenants applicable to Holdings I, the New Media Borrower and the New Media Borrower’s subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, fundamental changes, dispositions, and dividends and other distributions, and events of default. The New Media Credit Agreement contains a financial covenant that requires Holdings I, the New Media Borrower and the New Media Borrower’s subsidiaries to maintain a maximum total leverage ratio of 3.25 to 1.00.
As of September 25, 2016, we are in compliance with all of the covenants and obligations under the New Media Credit Agreement.
Refer to Note 6 to the unaudited condensed consolidated financial statements, “Indebtedness,” and to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” in our Annual Report on Form 10-K for the fiscal year ended December 27, 2015, for further discussion of the New Media Credit Agreement.
Advantage Credit Agreements
In connection with the purchase of the assets of Halifax Media, which closed on January 9, 2015, certain subsidiaries of the Company (the “Advantage Borrowers”) agreed to assume all of the obligations of Halifax Media and its affiliates in respect of each of (i) that certain Consolidated Amended and Restated Credit Agreement dated January 6, 2012 among Halifax Media Acquisition LLC, Advantage Capital Community Development Fund XXVIII, L.L.C., and Florida Community Development Fund II, L.L.C. (as amended, the “Halifax Florida Credit Agreement”) and (ii) that certain Credit Agreement dated June 18, 2013 between Halifax Alabama, LLC and Southeast Community Development Fund V, L.L.C. (the “Halifax Alabama Credit Agreement” and, together with the Halifax Florida Credit Agreement, the “Advantage Credit Agreements”), respectively (the debt under the Halifax Florida Credit Agreement, the “Advantage Florida Debt”; the debt under the Halifax Alabama Credit Agreement, the “Advantage Alabama Debt”; and the Advantage Florida Debt and the Advantage Alabama Debt, collectively, the “Advantage Debt”).
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
As of September 25, 2016, we are in compliance with all of the covenants and obligations under the Advantage Credit Agreements.
Refer to Note 6 to the unaudited condensed consolidated financial statements, “Indebtedness,” and to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” in our Annual Report on Form 10-K for the fiscal year ended December 27, 2015, for further discussion of the Advantage Credit Agreements.
Cash Flows

The following table summarizes our historical cash flows.

	Nine months ended September 25, 2016	Nine months ended September 27, 2015
Cash provided by operating activities	$67,312	$104,830
Cash used in investing activities	(112,209)	(435,130)
Cash (used in) provided by financing activities	(47,221)	236,921
The discussion of our cash flows that follows is based on our historical cash flows for the nine months ended September 25, 2016 and September 27, 2015.
Cash Flows from Operating Activities. Net cash provided by operating activities for the nine months ended September 25, 2016 was $67.3 million, a decrease of $37.5 million when compared to $104.8 million of cash provided by operating activities for the nine months ended September 27, 2015. This $37.5 million decrease was the result of a decrease in cash provided by working capital of $36.7 million and a decrease in adjustments for non-cash charges of $6.7 million, which was partially offset by an increase in net income of $5.9 million.
The $36.7 million decrease in cash provided by working capital for the nine months ended September 25, 2016 when compared to the nine months ended September 27, 2015, is primarily attributable to a decrease in accrued expenses. The decrease was partially offset by an increase in accounts payable and a decrease in accounts receivable.
The $6.7 million decrease in adjustments to net income for non-cash charges when compared to the nine months ended September 27, 2015, primarily consisted of a $5.9 million decrease in non-cash deferred income tax benefit, a $1.4 million decrease in depreciation and amortization, and a $0.7 million decrease in pension and other postretirement benefit obligations, which was partially offset by an increase in non-cash compensation expense of $0.9 million and an increase in non-cash interest of $0.5 million.
Cash Flows from Investing Activities. Net cash used in investing activities for the nine months ended September 25, 2016 was $112.2 million. During the nine months ended September 25, 2016, we used $107.7 million, net of cash acquired, for acquisitions and $7.7 million for capital expenditures, which was partially offset by $3.2 million we received from the sale of publications and other assets.
Net cash used in investing activities for the nine months ended September 27, 2015 was $435.1 million. During the nine months ended September 27, 2015, we used $430.1 million, net of cash acquired, for acquisitions and $6.4 million for capital expenditures, which was partially offset by $1.4 million we received from the sale of publications and other assets.
Cash Flows from Financing Activities. Net cash used in financing activities for the nine months ended September 25, 2016 was $47.2 million primarily due to the payment of dividends of $44.2 million, repayments under term loans of $2.6 million, and a $0.4 million purchase of treasury stock.
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
Changes in Financial Position
The discussion that follows highlights significant changes in our financial position and working capital from December 27, 2015 to September 25, 2016.
Restricted Cash. Restricted cash decreased $3.3 million from December 27, 2015 to September 25, 2016, which primarily relates to our reduction of standby letters of credit in the name of our insurers that were fully collateralized with cash.
Accounts Receivable. Accounts receivable decreased $10.8 million from December 27, 2015 to September 25, 2016, which primarily relates to the timing of cash collections and lower same store revenue recognized in the 2016 nine month period compared to 2015, which was partially offset by $13.6 million of assets acquired in the nine month period ending September 25, 2016.

Prepaid Expenses. Prepaid expenses increased $2.9 million from December 27, 2015 to September 25, 2016, which primarily relates to the timing of payments and the remainder is due to acquisitions during the first nine months of 2016.
Other Current Assets. Other current assets increased $5.2 million from December 27, 2015 to September 25, 2016, primarily due to increased collateral required by our insurers in accordance with certain insurance policies.
Property, Plant, and Equipment. Property, plant, and equipment decreased $5.4 million from December 27, 2015 to September 25, 2016, of which $35.3 million relates to depreciation and $3.2 million relates to assets sold or disposed of, which was partially offset by $25.2 million of assets acquired and $7.7 million of capital expenditures.
Goodwill. Goodwill increased $48.9 million from December 27, 2015 to September 25, 2016, which primarily relates to acquisitions during the first nine months of 2016.
Intangible Assets. Intangible assets increased $42.8 million from December 27, 2015 to September 25, 2016, of which $58.9 million relates to acquisitions during the first nine months of 2016, which was offset by $15.1 million of amortization and $1.0 million from the sale of intangible assets.
Other Assets. Other assets increased $2.0 million from December 27, 2015 to September 25, 2016, of which $4.2 million relates to acquisitions during the first nine months of 2016, which was partially offset by $2.4 million of assets sold or disposed of.
Current Portion of Long-term Debt. Current portion of long-term debt increased $10.0 million from December 27, 2015 to September 25, 2016, due to $10.0 million of debt that was assumed in the Halifax acquisition in 2015 that is due December 31, 2016.
Accounts Payable. Accounts payable increased $2.9 million from December 27, 2015 to September 25, 2016, which relates primarily to acquisitions during the first nine months of 2016, which was partially offset by the timing of vendor payments.
Accrued Expenses. Accrued expenses decreased $15.4 million from December 27, 2015 to September 25, 2016, which primarily relates to a decrease in the management and incentive fee accrual of $16.0 million.
Deferred Revenue. Deferred revenue increased $11.1 million from December 27, 2015 to September 25, 2016, which relates primarily to acquisitions during the first nine months of 2016.
Long-term Debt. Long-term debt decreased $10.3 million from December 27, 2015 to September 25, 2016, due to a $10.0 million reclassification from long-term debt to current portion of long-term debt and a repayment of long-term debt of $2.6 million, which was partially offset by $2.1 million of non-cash interest expense.
Long-term Liabilities, Less Current Portion. Long-term liabilities, less current portion increased $3.1 million from December 27, 2015 to September 25, 2016, which relates primarily to acquisitions during the first nine months of 2016.
Deferred Income Taxes. Deferred income taxes increased $1.7 million from December 27, 2015 to September 25, 2016, which primarily relates to an increase in the deferred tax liability for indefinite-lived intangible assets.
Pension and other postretirement benefit obligations. Pension and other postretirement benefit obligations increased $14.5 million from December 27, 2015 to September 25, 2016, which relates primarily to pension liabilities assumed in the Times Publishing Company acquisition during the first nine months of 2016.
Retained Earnings. Retained earnings decreased $27.3 million from December 27, 2015 to September 25, 2016, due to dividends of $44.4 million, which was partially offset by net income of $17.1 million.
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
Contractual Commitments
There were no material changes made to our contractual commitments during the period from December 27, 2015 to September 25, 2016.
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
The table below shows the reconciliation of net income to Adjusted EBITDA for the periods presented:

	Three months ended September 25, 2016		Three months ended September 27, 2015		Nine months ended September 25, 2016		Nine months ended September 27, 2015
	(in thousands)
Net income	$2,795		$6,108		$17,145		$11,237
Income tax expense (benefit)	504		710		(4,695)		1,083
Interest expense	7,391		7,820		22,269		24,435
Depreciation and amortization	17,014		18,213		50,364		51,301
Adjusted EBITDA from continuing operations	$27,704	(a)	$32,851	(b)	$85,083	(c)	$88,056	(d)

(a)
Adjusted EBITDA for the three months ended September 25, 2016 included net expenses of $9,289, related to transaction and project costs, non-cash compensation, and other expense of $3,118, integration and reorganization costs of $5,197 and a $974 loss on the sale or disposal of assets.

(b)
Adjusted EBITDA for the three months ended September 27, 2015 included net expenses of $7,229, related to transaction and project costs, non-cash compensation, and other expense of $3,655, integration and reorganization costs of $1,638 and a $1,936 loss on the sale or disposal of assets.

(c)
Adjusted EBITDA for the nine months ended September 25, 2016 included net expenses of $21,088, related to transaction and project costs, non-cash compensation, and other expense of $10,231, integration and reorganization costs of $7,532 and a $3,325 loss on the sale or disposal of assets.

(d)
Adjusted EBITDA for the nine months ended September 27, 2015 included net expenses of $19,688, related to transaction and project costs, non-cash compensation, and other expense of $11,060, integration and reorganization costs of $5,221 and a $3,407 loss on the sale or disposal of assets.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
During the nine month period ended September 25, 2016, there were no material changes to the quantitative and qualitative disclosures about market risk that were presented in Item 7A of our Annual Report on Form 10-K for the year ended December 27, 2015.

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
Our Company primarily generates revenue in three geographic regions: the Northeast, the Midwest, and the Southeast. During the nine months ended September 25, 2016, approximately 25% of our total revenues were generated in three states in the Northeast: Massachusetts, Rhode Island, and New York. During the same period, approximately 21% of our total revenues were generated in two states in the Midwest: Illinois and Ohio. Also during the same period, approximately 18% of our total revenues were generated in two states in the Southeast: Florida and North Carolina. As a result of this geographic concentration, our financial results, including advertising and circulation revenue, depend largely upon economic conditions in these principal market areas. Accordingly, adverse economic developments within these three regions in particular could significantly affect our consolidated operations and financial results.
Our indebtedness and any future indebtedness may limit our financial and operating activities and our ability to incur additional debt to fund future needs or dividends.

As of September 25, 2016, New Media’s outstanding indebtedness consists primarily of the New Media Credit Agreement. The New Media Credit Agreement provides for (i) a $200 million senior secured term facility and (ii) a $25 million senior secured revolving credit facility, with a $5 million sub-facility for letters of credit and a $5 million sub-facility for swing loans. In addition, we may request one or more new commitments for term loans or revolving loans from time to time up to an aggregate total of $75 million, subject to certain conditions. On September 3, 2014, the New Media Credit Agreement was amended to provide for additional term loans under the Incremental Facility in an aggregate principal amount of $25 million. On November 20, 2014, the New Media Credit Agreement was further amended to increase the amount available thereunder for incremental term loans from $75 million to $225 million in order to facilitate the financing of the acquisition of substantially all of the assets from Halifax Media Group LLC. On January 9, 2015, the New Media Credit Agreement was amended to provide for additional term loans and revolving commitments under the Incremental Facility in a combined aggregate principal amount of $152 million and to make certain amendments to the Revolving Credit Facility (as defined below). On February 13, 2015, the New Media Credit Agreement was amended to, amongst other things, replace the existing term loans with a new class of replacement term loans with extended call protection. On March 6, 2015, the New Media Credit Agreement was amended to provide for $15 million in additional revolving commitments under the Incremental Facility. On May 29, 2015, the New Media Credit Agreement was amended to provide for $25 million in additional term loans under the Incremental Facility. As of September 25, 2016, $0 was drawn under the Revolving Credit Facility.
The Advantage Credit Agreements, which arose from debt obligations assumed by us in connection with our acquisition of substantially all of the assets from Halifax Media Group LLC on January 9, 2015, are comprised of; (i) debt in the principal amount of $10 million that bears interest at the rate of 5.25% per annum, payable quarterly in arrears, maturing on December 31, 2016 and (ii) debt in the principal amount of $8 million that bears interest at the rate of LIBOR plus 6.25% per annum (with a minimum of 1% LIBOR) payable quarterly in arrears, maturing on March 31, 2019. As of September 25, 2016, $18 million was outstanding under the Advantage Credit Agreements.
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
We have announced our intent to distribute a substantial portion of our free cash flow generated from operations or other sources as a dividend to our stockholders, through a quarterly dividend, subject to satisfactory financial performance, approval by our Board of Directors and dividend restrictions in the New Media Credit Agreement. The Board of Directors’ determinations regarding dividends will depend on a variety of factors, including the Company’s GAAP net income, free cash flow generated from operations or other sources, liquidity position and potential alternative uses of cash, such as acquisitions, as well as economic conditions and expected future financial results. Although we recently paid a second quarter 2016 cash dividend of $0.33 per share of Common Stock and have paid regularly quarterly dividends since the third quarter of 2014, there can be no guarantee that we will continue to pay dividends in the future or that this recent dividend is representative of the amount of any future dividends. Our ability to declare future dividends will depend on our future financial performance, which in turn depends on the successful implementation of our strategy and on financial, competitive, regulatory, technical and other factors, general economic conditions, demand and selling prices for our products and other factors specific to our industry or specific projects, many of which are beyond our control. Therefore, our ability to generate free cash flow depends on the performance of our operations and could be limited by decreases in our profitability or increases in costs, capital expenditures or debt servicing requirements.
GateHouse Media, Inc. (“GateHouse” or “Predecessor”) suspended the payments of dividends commencing with the second quarter of 2008. We own substantially all of our Predecessor’s assets, and our Predecessor experienced revenue and cash flow declines in the past. In addition, we may acquire additional companies with declining cash flow as part of a strategy aimed at stabilizing cash flow through expense reduction and digital expansion. If our strategy is not successful, we may not be able to pay dividends.
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
Our Predecessor experienced losses from continuing operations of approximately $27.5 million and $21.0 million in 2012 and 2011, respectively. On September 27, 2013, GateHouse filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code and emerged from Chapter 11 protection on November 26, 2013 (the “Effective Date”) (“Restructuring”). We may not be able to maintain profitable operations in the future and our failure to achieve profitability in the future could adversely affect the trading price of our Common Stock and our ability to pay dividends and raise additional capital for growth.
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
As a result of the Restructuring, which was considered a triggering event for the non-amortizable intangibles, our Predecessor performed a valuation analysis to determine if an impairment existed as of September 29, 2013. The fair values of our Predecessor’s reporting units for goodwill and newspaper mastheads were estimated using the expected present value of future cash flows, recent industry transaction multiples and using estimates, judgments and assumptions that management believed were appropriate in the circumstances and were consistent with the terms of the Plan. The estimates and judgments used in the assessment included multiples for revenue and EBITDA, the weighted average cost of capital and the terminal growth rate. Given the Restructuring, our Predecessor determined that discounted cash flows provided the best estimate of the fair value of its reporting units. The estimated fair value of the Predecessor's Large Daily reporting unit exceeded its carrying value and Step 2 of the analysis was not necessary. The Predecessor's Small Community reporting unit failed the Step 1 goodwill impairment analysis. Our Predecessor performed Step 2 of the analysis using consistent assumptions, as discussed above, and determined an impairment was not present for this reporting unit. The estimated fair value of each reporting unit’s mastheads exceeded their carrying values, using consistent assumptions as discussed above. The masthead fair value was estimated using the relief from royalty valuation method. For further information on goodwill and intangible assets, see Note 5 to the unaudited condensed consolidated financial statements, “Goodwill and Intangible Assets”.
Due to reductions in our Predecessor’s operating projections during the third quarter of 2013 in conjunction with the Restructuring, an impairment charge of $68.6 million was recognized for advertiser relationships within the Predecessor’s Metro and Small Community reporting units, an impairment charge of $19.1 million was recognized for subscriber relationships within the Predecessor’s Metro and Small Community reporting units, an impairment charge of $2.1 million was recognized for customer relationships within the Predecessor’s Metro reporting unit and an impairment charge of $1.8 million was recognized for trade names and publication rights within the Directories business unit.
During the fourth quarter of 2015, we reorganized our management structure to align with the geography of the market served.  As a result, an additional impairment analysis was performed.  The analysis of masthead values suggested impairment, and a charge of $4.8 million was recorded in December 2015.
At September 25, 2016 the carrying value of our goodwill is $220.0 million, mastheads is $92.9 million, and amortizable intangible assets is $253.5 million.
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
Our pension and postretirement plans were underfunded by $26.2 million at September 25, 2016. The increase of $15.0 million since December 27, 2015 is primarily due to the assumption of a pension liability in a recent acquisition, offset by payments of $1.3 million. Our pension plan invests in a variety of equity and debt securities, many of which were affected by the disruptions in the credit and capital markets in 2009 and 2010. Future volatility and disruption in the stock markets could cause further declines in the asset values of our pension plans. In addition, a decrease in the discount rate used to determine minimum funding requirements could result in increased future contributions. If either occurs, we may need to make additional pension contributions above what is currently estimated, which could reduce the cash available for our businesses.
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
As of September 25, 2016, we employed 9,563 employees, of whom 1,219 (or approximately 13%) were represented by 38 unions. 89% of the unionized employees are in four states: Ohio, Rhode Island, Massachusetts and Illinois and represent 33%, 23%, 17% and 16% of all our union employees, respectively. Most of our unionized employees work under collective bargaining agreements that expire in 2017.
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
Pursuant to the Plan, we acquired substantially all of the assets of our Predecessor. The Restructuring resulted in us becoming a new reporting entity and adopting fresh start accounting. As required by fresh start accounting, our Predecessor’s assets and liabilities were adjusted to estimated fair value, and we recognized certain assets and liabilities not previously recognized in our Predecessor’s financial statements. Accordingly, our financial condition and results of operations from and after the Effective Date are not comparable to the financial condition and results of operations reflected in our Predecessor’s historical consolidated financial statements.
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
There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates—including investment funds, private investment funds, or businesses managed by our Manager—invest in media assets and whose investment objectives overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our Board of Directors and employees of our Manager who may be officers also serve as officers and/or directors of these other entities. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress for certain target assets. From time to time, affiliates of Fortress focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress had approximately $70.1 billion of assets under management as of September 30, 2016. In addition, with respect to Fortress funds in the process of selling investments, our Manager may be incentivized to regard the sale of such assets to us positively, particularly if a sale to an unrelated third party would result in a loss of fees to our Manager.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Approximate Number of Shares that May Yet Be Purchased Under the Plan or Programs
December 28, 2015 through January 31, 2016	—		$—	—	—
February 1 through February 28, 2016	23,109	(1)	$15.26	—	120,159
February 29 through March 27, 2016	—		$—	—	120,159
March 28, 2016 through May 1, 2016	—		$—	—	123,243
May 2, 2016 through May 29, 2016	—		$—	—	123,243
May 30, 2016 through June 26, 2016	—		$—	—	123,243
June 27, 2016 through July 31, 2016	3,444	(1)	$18.02	—	115,820
August 1, 2016 through August 28, 2016	196	(1)	$16.80	—	115,636
August 29, 2016 through September 25, 2016	—			—	115,636
Total	26,749		$15.63	—	115,636
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
See Index to Exhibits on page 58 of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW MEDIA INVESTMENT GROUP INC.

Date: October 27, 2016	/s/ Gregory W. Freiberg
Gregory W. Freiberg
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit No.	Description

* 31.1	Rule 13a-14(a)/15d-14(d) Certification of Principal Executive Officer under the Securities Exchange Act of 1934 (included herewith).

* 31.2	Rule 13a-14(a)/15d-14(d) Certification of Principal Financial Officer under the Securities Exchange Act of 1934 (included herewith).

* 32.1	Section 1350 Certifications (included herewith).

* 101.INS	XBRL Instance Document

* 101.SCH	XBRL Taxonomy Extension Schema

* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

* 101.DEF	XBRL Taxonomy Extension Definition Linkbase

* 101.LAB	XBRL Taxonomy Extension Label Linkbase

* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*     Filed herewith.