Form 10-K/A
period 2015-12-27
New Media Investment Group Inc.
filed 2017-01-18
CIK 1579684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 2
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
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive proxy statement, which was filed with the Securities and Exchange Commission pursuant to Regulation 14A on April 13, 2016, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K/A.

EXPLANATORY NOTE
This Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) is being filed to amend our Annual Report on Form 10-K for the year ended December 27, 2015 (the “Original Filing”), filed with the U.S. Securities and Exchange Commission on February 25, 2016 (the “Original Filing Date”). The sole purpose of this Amendment No. 2 is to correct a typographical error in the annual period covered by the report in Exhibit 32.1 and Exhibit 32.2 included in the Original Filing. This Amendment No. 2 also contains an updated Consent of Independent Registered Public Accounting Firm as Exhibit 23.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 2 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto as Exhibit 31.1 and Exhibit 31.2.
In accordance with ASC Topic 855 “Subsequent Events”, the consolidated financial statements included in Item 8 and certain balance sheet data included in Item 6 contained herein have been updated to retrospectively comply with the Company’s adoption of ASU No. 2015-03, “Interest - Imputation of Interest” (Topic 835) effective December 28, 2015.
Except as described above, no other changes have been made to the Original Filing, and this Amendment No. 2 does not modify, amend or update in any way any of the financial or other information contained in the Original Filing.

NEW MEDIA INVESTMENT GROUP INC.
FORM 10-K/A
FOR THE YEAR ENDED DECEMBER 27, 2015

CAUTIONARY NOTE REGARDING FORWARD LOOKING INFORMATION
Certain statements in this report on Form 10-K/A may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views regarding, among other things, our future growth, results of operations, performance and business prospects and opportunities, as well as other statements that are other than historical fact. Words such as “anticipate(s),” “expect(s)”, “intend(s)”, “plan(s)”, “target(s)”, “project(s)”, “believe(s)”, “will”, “aim”, “would”, “seek(s)”, “estimate(s)” and similar expressions are intended to identify such forward-looking statements.
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

3

PART I
Item 1.Business
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
The newspaper industry has experienced declining revenue and profitability over the past several years due to, among other things, advertisers’ shift from print to digital media following the consumer shift, and general market conditions. The Restructuring significantly reduced New Media’s interest expense. In addition, New Media intends to focus its business strategy on building its digital marketing business and growing its online advertising business, which we believe will offset some of the challenges experienced by GateHouse. With its improved capital structure and digital focus, combined with its strengths and strategy and dividend strategy, we believe that New Media will be able to grow stockholder value. However, there can be no assurance of this. See “Risk Factors” under Item 1A of this Annual Report on Form 10-K/A.
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
For more information about New Media’s risks and challenges, see “Risk Factors” under Item 1A of this Annual Report on Form 10-K/A.
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

Eastern US Publishing

State	City	Masthead	Circulation Type
Massachusetts	Brockton	The Enterprise www.enterprisenews.com	Daily
	Fall River	The Herald News www.heraldnews.com	Daily
	Framingham	The Metrowest Daily News www.metrowestdailynews.com	Daily
	Hyannis	Cape Cod Times www.capecodtimes.com	Daily
	Milford	The Milford Daily News www.milforddailynews.com	Daily
	New Bedford	The Standard-Times www.southcoasttoday.com	Daily
	Quincy	Patriot Ledger www.patriotledger.com	Daily
	Taunton	Taunton Daily Gazette www.tauntongazette.com	Daily
	Worcester	Telegram & Gazette www.telegram.com	Daily
	Abington	Abington Mariner www.wickedlocal.com/abington	Paid Weekly
	Acton/Roxborough	The Beacon www.wickedlocal.com/acton	Paid Weekly
	Allston	Allston/Brighton Tab www.wickedlocal.com/allston	Paid Weekly
	Arlington	The Arlington Advocate www.wickedlocal.com/arlington	Paid Weekly
	Bedford	Bedford Minuteman www.wickedlocal.com/bedford	Paid Weekly
	Belmont	Belmont Citizen-Herald www.wickedlocal.com/belmont	Paid Weekly
	Beverly	Beverly Citizen www.wickedlocal.com/beverly	Paid Weekly
	Billerica	Billerica Minuteman www.wickedlocal.com/billerica	Paid Weekly
	Boxford	Tri-Town Transcript www.wickedlocal.com/boxford	Paid Weekly
	Braintree	Braintree Forum www.wickedlocal.com/braintree	Paid Weekly
	Brewster	The Cape Codder www.wickedlocal.com/capecod	Paid Weekly
	Burlington	Burlington Union www.wickedlocal.com/burlington	Paid Weekly
	Cambridge	Cambridge Chronicle & Tab www.wickedlocal.com/cambridge	Paid Weekly
	Carver	Carver Reporter www.wickedlocal.com/carver	Paid Weekly
	Chelmsford	Chelmsford Independent www.wickedlocal.com/chelmsford	Paid Weekly

State	City	Masthead	Circulation Type
	Clinton	The Item	Paid Weekly
	Clinton	The Banner	Paid Weekly
	Cohasset	Cohasset Mariner www.wickedlocal.com/cohasset	Paid Weekly
	Concord	The Concord Journal www.wickedlocal.com/concord	Paid Weekly
	Danvers	Danvers Herald www.wickedlocal.com/danvers	Paid Weekly
	Dedham	Dedham Transcript www.wickedlocal.com/dedham	Paid Weekly
	Dover	Dover/Sherborn Press www.wickedlocal.com/dover	Paid Weekly
	Easton	Easton Journal www.wickedlocal.com/easton	Paid Weekly
	Framingham	Westwood Press www.wickedlocal.com/westwood	Paid Weekly
	Georgetown	Georgetown Record www.wickedlocal.com/georgetown	Paid Weekly
	Hamilton	Hamilton-Wenham Chronicle www.wickedlocal.com/hamilton	Paid Weekly
	Hanover	Hanover Mariner www.wickedlocal.com/hanover	Paid Weekly
	Hingham	The Hingham Journal www.wickedlocal.com/hingham	Paid Weekly
	Holbrook	Holbrook Sun www.wickedlocal.com/holbrook	Paid Weekly
	Hopkinton	Hopkinton Crier www.wickedlocal.com/hopkinton	Paid Weekly
	Hudson	Hudson Sun www.wickedlocal.com/hudson	Paid Weekly
	Hyannis	The Register www.wickedlocal.com/barnstable	Paid Weekly
	Hyannis	Barnstable Patriot www.barnstablepatriot.com	Paid Weekly
	Ipswich	Ipswich Chronicle www.wickedlocal.com/ipswich	Paid Weekly
	Kingston	Kingston Reporter www.wickedlocal.com/kingston	Paid Weekly
	Lexington	Lexington Minuteman www.wickedlocal.com/lexington	Paid Weekly
	Lincoln	Lincoln Journal www.wickedlocal.com/lincoln	Paid Weekly
	Littleton	Littleton Independent www.wickedlocal.com/littleton	Paid Weekly
	Malden	Malden Observer www.wickedlocal.com/malden	Paid Weekly
	Mansfield	Mansfield News www.wickedlocal.com/mansfield	Paid Weekly
	Marblehead	Marblehead Reporter www.wickedlocal.com/marblehead	Paid Weekly
	Marion	The Sentinel www.wickedlocal.com/marion	Paid Weekly
	Marlborough	Marlborough Enterprise www.wickedlocal.com/marlborough	Paid Weekly

State	City	Masthead	Circulation Type
	Marshfield	Marshfield Mariner www.wickedlocal.com/marshfield	Paid Weekly
	Maynard/Stow	The Beacon-Villager www.wickedlocal.com/maynard	Paid Weekly
	Medfield	Medfield Press www.wickedlocal.com/medfield	Paid Weekly
	Medford	Medford Transcript www.wickedlocal.com/medford	Paid Weekly
	Melrose	Melrose Free Press www.wickedlocal.com/melrose	Paid Weekly
	Middleboro	Middleboro Gazette www.southcoasttoday.com	Paid Weekly
	Nantucket	Nantucket Inquirer & Mirror www.ack.net www.discovernantucket.com	Paid Weekly
	Natick	Natick Bulletin & Tab www.wickedlocal.com/natick	Paid Weekly
	New Bedford	Advocate	Paid Weekly
	New Bedford	Chronicle	Paid Weekly
	New Bedford	Spectator	Paid Weekly
	North Andover	North Andover Citizen www.wickedlocal.com/northandover	Paid Weekly
	Northborough/Southborough	The Northborough/Southborough Villager www.wickedlocal.com/northborough	Paid Weekly
	Norwell	Norwell Mariner www.wickedlocal.com/norwell	Paid Weekly
	Norwood	Norwood Transcript & Bulletin www.wickedlocal.com/norwood	Paid Weekly
	Pembroke	Pembroke Mariner & Express www.wickedlocal.com/pembroke	Paid Weekly
	Plymouth	Old Colony Memorial www.wickedlocal.com/plymouth	Paid Weekly
	Provincetown	The Provincetown Banner www.wikedlocal.com/provincetown	Paid Weekly
	Reading	The Reading Advocate www.wickedlocal.com/reading	Paid Weekly
	Rockland	Rockland Standard www.wickedlocal.com/rockland	Paid Weekly
	Roslindale	Roslindale Transcript www.wickedlocal.com/roslindale	Paid Weekly
	Saugus	Saugus Advertiser www.wickedlocal.com/saugus	Paid Weekly
	Scituate	Scituate Mariner www.wickedlocal.com/scituate	Paid Weekly
	Sharon	Sharon Advocate www.wickedlocal.com/sharon	Paid Weekly
	Shrewsbury	Shrewsbury Chronicle www.wickedlocal.com/shrewsbury	Paid Weekly
	Somerville	Somerville Journal www.wickedlocal.com/somerville	Paid Weekly
	Stoughton	Stoughton Journal www.wickedlocal.com/stoughton	Paid Weekly
	Sudbury	The Sudbury Town Crier www.wickedlocal.com/sudbury	Paid Weekly

State	City	Masthead	Circulation Type
	Swampscott	Swampscott Reporter www.wickedlocal.com/swampscott	Paid Weekly
	Tewksbury	Tewksbury Reporter www.wickedlocal.com/tewksbury	Paid Weekly
	Wakefield	Wakefield Observer www.wickedlocal.com/wakefield	Paid Weekly
	Walpole	The Walpole Times www.wickedlocal.com/walpole	Paid Weekly
	Waltham	Waltham News Tribune www.wickedlocal.com/waltham	Paid Weekly
	Wareham	Wareham Courier www.wickedlocal.com/wareham	Paid Weekly
	Watertown	Watertown Tab & Press www.wickedlocal.com/watertown	Paid Weekly
	Wayland	The Wayland Town Crier www.wickedlocal.com/wayland	Paid Weekly
	Wellesley	The Wellesley Townsman www.wickedlocal.com/wellesley	Paid Weekly
	West Roxbury	West Roxbury Transcript www.wickedlocal.com/west-roxbury	Paid Weekly
	Westborough	Westborough News www.wickedlocal.com/westborough	Paid Weekly
	Westford	Westford Eagle www.wickedlocal.com/westford	Paid Weekly
	Weston	The Weston Town Crier www.wickedlocal.com/weston	Paid Weekly
	Weymouth	Weymouth News www.wickedlocal.com/weymouth	Paid Weekly
	Winchester	The Winchester Star www.wickedlocal.com/winchester	Paid Weekly
	Bellingham	County Gazette www.wickedlocal.com/franklin	Free Weekly
	Boston	Boston Homes www.linkbostonhomes.com	Free Weekly
	Bourne	Bourne Courier www.wickedlocal.com/bourne	Free Weekly
	Bridgewater	Bridgewater Independent www.wickedlocal.com/bridgewater	Free Weekly
	Brookline	Brookline Tab www.wickedlocal.com/brookline	Free Weekly
	Canton	Canton Journal www.wickedlocal.com/canton	Free Weekly
	Danvers	North Shore Sunday	Free Weekly
	Fall River	Fall River Spirit www.southcoasttoday.com	Free Weekly
	Fall River	OJornal www.ojournal.com	Free Weekly
	Falmouth	The Bulletin www.wickedlocal.com/falmouth	Free Weekly
	Framingham	Framingham Tab www.wickedlocal.com/framingham	Free Weekly
	Gloucester	Cape Ann Beacon	Free Weekly
	Needham	Needham Times www.wickedlocal.com/needham	Free Weekly

State	City	Masthead	Circulation Type
	Newburyport	The Newburyport Current www.wickedlocal.com/newburyport	Free Weekly
	Newton	Newton Tab www.wickedlocal.com/newton	Free Weekly
	North Attleborough	The North Attleborough Free Press www.wickedlocal.com/northattleborough	Free Weekly
	Randolph	Randolph Herald www.wickedlocal.com/randolph	Free Weekly
	Raynham	Raynham Call www.wickedlocal.com/raynham	Free Weekly
	Salem	Salem Gazette www.wickedlocal.com/salem	Free Weekly
	Sandwich	Sandwich Broadsider	Free Weekly
	Stoneham	Stoneham Sun www.wickedlocal.com/stoneham	Free Weekly
	Wilmington	Wilmington Advocate www.wickedlocal.com/wilmington	Free Weekly
	Woburn	Woburn Advocate www.wickedlocal.com/woburn	Free Weekly
	Fall River	South Coast Life	Shopper
	Hyannis	DollarSaver/TMC	Shopper
	Middleboro	Middleboro Gazette Extra/TMC www.southcoasttoday.com	Shopper
	New Bedford	SouthCoast MarketPlace/TMC	Shopper
	Taunton	Yellow Jacket	Shopper
	Amesbury	www.wickedlocal.com/amesbury	On-line Only
	Ashland	www.wickedlocal.com/ashland	On-line Only
	Avon	www.wickedlocal.com/avon	On-line Only
	Bellingham	www.wickedlocal.com/bellingham	On-line Only
	Berkley	www.wickedlocal.com/berkley	On-line Only
	Bolton	www.wickedlocal.com/bolton	On-line Only
	Boston	www.wickedlocal.com/goodlife	On-line Only
	Boxborough	www.wickedlocal.com/boxborough	On-line Only
	Brewster	www.wickedlocal.com/brewster	On-line Only
	Brockton	www.wickedlocal.com/brockton	On-line Only
	Chatham	www.wickedlocal.com/chatham	On-line Only
	Clinton	www.wickedlocal.com/clinton	On-line Only
	Dennis	www.wickedlocal.com/dennis	On-line Only
	Dighton	www.wickedlocal.com/dighton	On-line Only
	Duxbury	www.wickedlocal.com/duxbury	On-line Only
	East Bridgewater	www.wickedlocal.com/bridgewatereast	On-line Only
	Eastham	www.wickedlocal.com/eastham	On-line Only
	Essex	www.wickedlocal.com/essex	On-line Only
	Fall River	www.wickedlocal.com/fall-river	On-line Only
	Foxborough	www.wickedlocal.com/foxborough	On-line Only
	Gloucester	www.wickedlocal.com/gloucester	On-line Only
	Halifax	www.wickedlocal.com/halifax	On-line Only
	Hanson	www.wickedlocal.com/hanson	On-line Only
	Harvard	www.wickedlocal.com/harvard	On-line Only

State	City	Masthead	Circulation Type
	Harwich	www.wickedlocal.com/harwich	On-line Only
	Holliston	www.wickedlocal.com/holliston	On-line Only
	Hopedale	www.wickedlocal.com/hopedale	On-line Only
	Hull	www.wickedlocal.com/hull	On-line Only
	Lakeville	www.wickedlocal.com/lakeville	On-line Only
	Lancaster	www.wickedlocal.com/lancaster	On-line Only
	Manchester	www.wickedlocal.com/manchester	On-line Only
	Mashpee	www.wickedlocal.com/mashpee	On-line Only
	Mattapoisett	www.wickedlocal.com/mattapoisett	On-line Only
	Medway	www.wickedlocal.com/medway	On-line Only
	Mendon	www.wickedlocal.com/mendon	On-line Only
	Middleborough	www.wickedlocal.com/middleborough	On-line Only
	Middleton	www.wickedlocal.com/middleton	On-line Only
	Milford	www.wickedlocal.com/milford	On-line Only
	Millis	www.wickedlocal.com/millis	On-line Only
	Milton	www.wickedlocal.com/milton	On-line Only
	Nantucket	www.wickedlocal.com/nantucket	On-line Only
	Norfolk	www.wickedlocal.com/norfolk	On-line Only
	North Boston	www.wickedlocal.com/northofboston	On-line Only
	Norton	www.wickedlocal.com/norton	On-line Only
	Orleans	www.wickedlocal.com/orleans	On-line Only
	Plainville	www.wickedlocal.com/plainville	On-line Only
	Plymouth	www.plymouthguide.com	On-line Only
	Plympton	www.wickedlocal.com/plympton	On-line Only
	Quincy	www.wickedlocal.com/quincy	On-line Only
	Rehoboth	www.wickedlocal.com/rehoboth	On-line Only
	Rochester	www.wickedlocal.com/rochester	On-line Only
	Rockport	www.wickedlocal.com/rockport	On-line Only
	Sandwich	www.wickedlocal.com/sandwich	On-line Only
	Sherborn	www.wickedlocal.com/sherborn	On-line Only
	Somerset	www.wickedlocal.com/somerset	On-line Only
	Southborough	www.wickedlocal.com/southborough	On-line Only
	Stow	www.wickedlocal.com/stow	On-line Only
	Swansea	www.wickedlocal.com/swansea	On-line Only
	Taunton	www.wickedlocal.com/taunton	On-line Only
	Topsfield	www.wickedlocal.com/topsfield	On-line Only
	Truro	www.wickedlocal.com/truro	On-line Only
	Upton	www.wickedlocal.com/upton	On-line Only
	Wellfleet	www.wickedlocal.com/wellfleet	On-line Only
	Wenham	www.wickedlocal.com/wenham	On-line Only
	West Bridgewater	www.wickedlocal.com/bridgewaterwest	On-line Only
	West Port	www.wickedlocal.com/westport	On-line Only
	Whitman	www.wickedlocal.com/whitman	On-line Only
	Wrentham	www.wickedlocal.com/wrentham	On-line Only
	Yarmouth	www.wickedlocal.com/yarmouth	On-line Only

State	City	Masthead	Circulation Type
Florida	Daytona Beach	Daytona Beach News-Journal www.news-journalonline.com	Daily
	Fort Walton Beach	Northwest Florida Daily News www.nwfdailynes.com www.destin.com www.emeraldcoast.com www.nwfvarsity.com	Daily
	Gainesville	The Gainesville Sun www.gainesville.com www.gatorsports.com	Daily
	Lakeland	The Ledger www.theledger.com	Daily
	Leesburg	Daily Commercial www.dailycommercial.com	Daily
	Ocala	Ocala Star Banner www.ocala.com	Daily
	Panama City	Panama City News Herald www.newsherald.com www.panamacity.com www.panhandlevarsity.com	Daily
	Sarasota	Herald-Tribune www.heraldtribune.com	Daily
	Winter Haven	News Chief www.newschief.com	Daily
	Apalachicola	The Times www.apalachitimes.com	Paid Weekly
	Bonifay	Holmes County Times Advertiser	Paid Weekly
	Chipley	Washington County News www.chipleypaper.com	Paid Weekly
	Crestview	Crestview News Bulletin www.crestviewbulletin.com	Paid Weekly
	Destin	The Destin Log www.thedestinlog.com	Paid Weekly
	Milton	Santa Rosa Press Gazette www.srpressgazette.com	Paid Weekly
	Port St. Joe	The Star www.starfl.com	Paid Weekly
	Clermont	South Lake Press www.southlakepress.com	Free Weekly
	Gainesville	Gainesville Sun	Free Weekly
	Santa Rosa Beach	The Walton Sun www.waltonsun.com	Free Weekly
	Daytona Beach	Daytona Pennysaver	Shopper
	Daytona Beach	Flagler Pennysaver	Shopper
	Daytona Beach	New Smyrna Pennysaver	Shopper
	Daytona Beach	West Voluisa Pennysaver	Shopper
North Carolina	Asheboro	The Courier-Tribune www.courier-tribune.com	Daily
	Burlington	Times-News www.thetimesnews.com	Daily
	Gastonia	The Gaston Gazette www.gastongazette.com	Daily
	Hendersonville	Times-News www.blueridgenow.com	Daily

State	City	Masthead	Circulation Type
	Jacksonville	The Daily News www.jdnews.com	Daily
	Kinston	The Free Press www.kinston.com	Daily
	Lexington	The Dispatch www.the-dispatch.com	Daily
	New Bern	Sun Journal www.newbernsj.com	Daily
	Shelby	The Star www.shelbystar.com	Daily
	Wilmington	Star News www.starnewsonline.com	Daily
	Havelock	Havelock News www.havenews.com	Paid Weekly
	Surf City	Topsail Advertiser	Free Weekly
	Asheboro	CT Marketplace	Shopper
New Hampshire	Dover	Foster’s Daily Democrat	Daily
	Portsmouth	Portsmouth Herald www.seacoastonline.com	Daily
	Exeter	Exeter News-Letter	Paid Weekly
	Hampton	Hampton Union	Paid Weekly
	Portsmouth	Seacoast Sunday	Paid Weekly
	Rochester	Rochester Times	Paid Weekly
	Hampton	Beachcomber	Free Weekly
New York	Middletown	Times Herald-Record www.recordonline.com	Daily
	Middletown	The Gazette www.hudsonvalley.com	Free Weekly
	Middletown	Pointer View www.pointerview.com	Free Weekly
	Middletown	Extra/TMC	Shopper
Pennsylvania	Stroudsburg	Pocono Record www.poconorecord.com	Daily
	Carbondale	The Villager www.moscowvillager.com	Paid Weekly
	Carbondale	Carbondale News www.thecarbondalenews.com	Paid Weekly
	Stroudsburg	Pike & Monroe Life	Free Weekly
	Stroudsburg	Plus/TMC	Shopper
Maine	Kennebunk	York County Coast Star www.seacoastonline.com	Paid Weekly
	Sanford	Sanford News	Paid Weekly
	York	York Weekly www.seacoastonline.com	Paid Weekly
Tennessee	Columbia	Columbia Daily Herald www.columbiadailyherald.com	Daily
	Columbia	Spring Hill Advertiser News www.advertisernews.biz www.brentwoodlife.net www.franklinlife.net	Paid Weekly
	Columbia	Value Guide	Shopper
Alabama	Gadsden	The Gadsden Times www.gadsdentimes.com	Daily

State	City	Masthead	Circulation Type
	Tuscaloosa	The Tuscaloosa News www.tuscaloosanews.com www.tidesports.com	Daily
Connecticut	Norwich	The Bulletin www.norwichbulletin.com	Daily
	Norwich	Bulletin Deals	Shopper
Rhode Island	Providence	The Providence Journal www.providencejournal.com	Daily
	Providence	Providence Journal Express	Shopper
South Carolina	Spartanburg	Herald-Journal www.goupstate.com	Daily

Central US Publishing

State	City	Masthead	Circulation Type
Illinois	Benton	Benton Evening News www.bentoneveningnews.com	Daily
	Canton	Daily Ledger www.cantondailyledger.com	Daily
	Carmi	The Carmi Times www.carmitimes.com	Daily
	Du Quoin	Du Quoin Evening Call www.duquoin.com	Daily
	El Dorado	El Dorado Daily Journal	Daily
	Freeport	The Journal Standard www.journalstandard.com	Daily
	Galesburg	The Register-Mail www.galesburg.com	Daily
	Harrisburg	The Daily Register www.dailyregister.com	Daily
	Kewanee	Star-Courier www.starcourier.com	Daily
	Lincoln	The Courier www.lincolncourier.com	Daily
	Macomb	McDonough County Voice www.mcdonoughvoice.com	Daily
	Marion	The Daily Republican www.dailyrepublicannews.com	Daily
	Monmouth	Daily Review Atlas www.reviewatlas.com	Daily
	Olney	The Olney Daily Mail www.olneydailymail.com	Daily
	Pekin	Pekin Daily Times www.pekintimes.com	Daily
	Peoria	Journal Star www.pjstar.com	Daily
	Pontiac	Daily Leader www.pontiacdailyleader.com	Daily
	Rockford	Rockford Register Star www.rrstar.com www.rockfordwoman.com www.rockfordparent.com	Daily
	Springfield	The State Journal-Register www.sj-r.com	Daily

State	City	Masthead	Circulation Type
	Abingdon	Abingdon Argus-Sentinel www.eaglepublications.com	Paid Weekly
	Aledo	The Times Record www.aledotimesrecord.com	Paid Weekly
	Augusta	Augusta Eagle-Scribe www.eaglepublicatons.com	Paid Weekly
	Cambridge	Cambridge Chronicle www.cambridgechron.com	Paid Weekly
	Carmi	The Weekly Times	Paid Weekly
	Chester	Randolph County Herald Tribune www.randolphcountyheraldtribune.com	Paid Weekly
	Christopher	The Progress	Paid Weekly
	Du Quoin	Du Quoin News	Paid Weekly
	Du Quoin	Ashley News	Paid Weekly
	Fairbury	The Blade	Paid Weekly
	Flora	Advocate Press www.advocatepress.com	Paid Weekly
	Galva	Galva News www.galvanews.com	Paid Weekly
	Geneseo	The Geneseo Republic www.geneseorepublic.com	Paid Weekly
	Newton	Newton Press Mentor www.pressmentor.com	Paid Weekly
	Oquawka	Oquawka Current	Paid Weekly
	Orion	Orion Gazette www.oriongazette.com	Paid Weekly
	Roseville	Roseville Independent www.eaglepublications.com	Paid Weekly
	Shawneetown	Ridgway News	Paid Weekly
	Shawneetown	Gallatin Democrat	Paid Weekly
	Steelville	The Steelville Ledger	Paid Weekly
	Teutopolis	Teutopolis Press www.teutopolispress.com	Paid Weekly
	West Frankfort	SI Trader www.sitraders.com	Paid Weekly
	Chillicothe	Chillicothe Times Bulletin www.chillicothetimesbulletin.com	Free Weekly
	East Peoria	East Peoria Times-Courier www.eastpeoriatimescourier.com	Free Weekly
	Galesburg	Knox County Neighbors www.galesburg.com	Free Weekly
	Macomb	Daily Brief	Free Weekly
	Metamora	Woodford Times www.woodfordtimes.com	Free Weekly
	Morton	Morton Times News www.mortontimesnews.com	Free Weekly
	Washington	Washington Times Reporter www.washingtontimesreporter.com	Free Weekly
	Aledo	Town Crier Advertiser	Shopper
	Canton	Fulton County Shopper	Shopper
	Flora	CCAP Special	Shopper
	Freeport	The Scene	Shopper

State	City	Masthead	Circulation Type
	Geneseo	Henry County Advertizer/Shopper	Shopper
	Lincoln	Logan County Shopper	Shopper
	Macomb	McDonough County Choice	Shopper
	Monmouth	Pennysaver	Shopper
	Olney	Richland County Shopper	Shopper
	Olney	Jasper County News Eagle	Shopper
	Peoria	The Marketplace	Shopper
	Peoria	Pekin Extra	Shopper
	Pontiac	Livingston Shopping News	Shopper
	Rockford	The Weekly	Shopper
	Springfield	Springfield Advertiser	Shopper
	Springfield	Springfield Shopper	Shopper
Ohio	Canton	The Repository www.cantonrep.com	Daily
	Columbus	The Columbus Dispatch www.dispatch.com	Daily
	Dover/New Philadelphia	The Times-Reporter www.timesreporter.com	Daily
	Massillon	The Independent www.indeonline.com	Daily
	Bexley	This Week Bexley www.thisweeknews.com/bexley	Free Weekly
	Clintonville	This Week Clintonville (Booster) www.thisweeknews.com/clintonville	Free Weekly
	Columbus	The Bag	Free Weekly
	Columbus	Alive	Free Weekly
	Columbus	This Week Southside Shopper	Free Weekly
	Columbus	This Week Westside www.thisweeknews.com/west-side	Free Weekly
	Delaware	This Week Delaware www.thisweeknews.com/delaware	Free Weekly
	Dublin	This Week Dublin www.thisweeknews.com/dublin	Free Weekly
	German Village	This Week German Village www.thisweeknews.com/german-village	Free Weekly
	Grandview	This Week Grandview www.thisweeknews.com/grandview	Free Weekly
	Green	The Suburbanite www.thesuburbanite.com	Free Weekly
	Grove City	This Week Grove City www.thisweeknews.com/grove-city	Free Weekly
	Hilliard	This Week Hilliard www.thisweeknews.com/hilliard	Free Weekly
	Johnstown	This Week Johnstown www.thisweeknews.com/johnstown	Free Weekly
	Marysville	This Week Marysville www.thisweeknews.com/marysville	Free Weekly
	New Albany	This Week New Albany www.thisweeknews.com/new-albany	Free Weekly
	Northland	This Week Northland www.thisweeknews.com/northland	Free Weekly

State	City	Masthead	Circulation Type
	Northwest	This Week Northwest www.thisweeknews.com/northwest	Free Weekly
	Olentangy	This Week Olentangy www.thisweeknews.com/olentangy	Free Weekly
	Pickerington	This Week Pickerington www.thisweeknews.com/pickerington	Free Weekly
	Reynoldsburg	This Week Reynoldsburg www.thisweeknews.com/reynoldsburg	Free Weekly
	Rocky Fork	This Week Rocky Fork www.thisweeknews.com/gahanna	Free Weekly
	Upper Arlington	This Week Upper Arlington www.thisweeknews.com/upper-arlington	Free Weekly
	West Licking	This Week Licking County www.thisweeknews.com/licking-county	Free Weekly
	Westerville	This Week Westerville www.thisweeknews.com/westerville	Free Weekly
	Whitehall	This Week Whitehall www.thisweeknews.com/whitehall	Free Weekly
	Winchester	This Week Canal Winchester www.thisweeknews.com/canal-winchester	Free Weekly
	Worthington	This Week Worthington www.thisweeknews.com/worthington	Free Weekly
	Canton	The Wrap	Shopper
	Dover/New Philadelphia	TMC-ExTra	Shopper
New York	Canandaigua	Daily Messenger www.mpnnow.com www.mpnnow.com/commercialprinting	Daily
	Corning	The Leader www.the-leader.com	Daily
	Herkimer	The Evening Telegram www.timestelegram.com	Daily
	Hornell	Evening Tribune www.eveningtribune.com	Daily
	Utica	Utica Observer-Dispatch www.uticaod.com	Daily
	Wellsville	Wellsville Daily Reporter www.wellsvilledaily.com	Daily
	Dansville	Genesee Country Express www.dansvilleonline.com	Paid Weekly
	Newark/Palmyra	Wayne Post www.waynepost.com	Paid Weekly
	Penn Yan	The Chronicle-Express www.chronicle-express.com	Paid Weekly
	Bath	Steuben Courier-Advocate www.steubencourier.com	Free Weekly
	Brighton/Pittsford	Brighton-Pittsford Post www.brightonpittsfordpost.com	Free Weekly
	Canandaigua	Canandaigua Community Post	Free Weekly
	Fairport	Fairport-ER Post www.fairport-erpost.com	Free Weekly
	Gates/Chili	Gates-Chili Post www.gateschilipost.com	Free Weekly
	Greece	Greece Post www.greecepost.com	Free Weekly

State	City	Masthead	Circulation Type
	Hamilton	Mid-York Weekly	Free Weekly
	Henrietta	Henrietta Post www.henriettapost.com	Free Weekly
	Irondequoit	Irondequoit Post www.irondequoitpost.com	Free Weekly
	Penfield	Penfield Post www.penfieldpost.com	Free Weekly
	Utica	The Pennysaver	Free Weekly
	Victor	Victor Post www.victorpost.com	Free Weekly
	Webster	Webster Post www.websterpost.com	Free Weekly
	Corning	Corning Pennysaver	Shopper
	Herkimer	Your Valley	Shopper
	Hornell	Pennysaver Plus	Shopper
	Horseheads	The Shopper	Shopper
	Lyons	Lyons Shopping Guide	Shopper
	Newark	Newark Pennysaver	Shopper
	Penn Yan	Chronicle Ad-Visor	Shopper
	Sodus	Sodus Pennysaver	Shopper
	Wayne County	Timesaver	Shopper
Michigan	Adrian	The Daily Telegram www.lenconnect.com	Daily
	Cheboygan	Cheboygan Daily Tribune www.cheboygannews.com www.mackinacjournal.com	Daily
	Coldwater	The Daily Reporter www.thedailyreporter.com	Daily
	Hillsdale	Hillsdale Daily News www.hillsdale.net	Daily
	Holland	The Holland Sentinel www.hollandsentinel.com www.myzeeland.com	Daily
	Ionia	Sentinel-Standard www.sentinel-standard.com	Daily
	Monroe	The Monroe News www.monroenews.com	Daily
	Sault Ste Marie	The Evening News www.sooeveningnews.com	Daily
	Sturgis	Sturgis Journal www.sturgisjournal.com	Daily
	Coldwater	Bronson Journal www.thebronsonjournal.com	Paid Weekly
	Monroe	Bedford News www.bedfordnow.com	Free Weekly
	Adrian	Adrian Access Shopper www.accessshoppersguide.com	Shopper
	Allegan	Flashes Shopping Guide (Allegan/Lakeshore) www.flashespublishers.com	Shopper
	Cheboygan	Shopper Fair	Shopper
	Coldwater	The Reporter Extra	Shopper
	Coldwater	Coldwater Shoppers Guide	Shopper

State	City	Masthead	Circulation Type
	Hillsdale	Tip Off Shopping Guide www.tipoffonline.com	Shopper
	Holland	Flashes Shopping Guide (Holland/Zeeland) www.flashespublishers.com	Shopper
	Ionia	Sentinel-Standard TMC	Shopper
	Monroe	Cover Story	Shopper
	Sault Ste Marie	Tri County Buyers Guide	Shopper
	Sturgis	Sturgis Gateway Shopper	Shopper
Delaware	Dover	Community Publication www.communitypub.com	Free Weekly
	Dover	Dover Post www.doverpost.com www.delmarvaexpress.com	Free Weekly
	Dover	Milford Beacon www.milfordbeacon.com	Free Weekly
	Dover	Smyrna/Clayton Sun Times www.scsuntimes.com	Paid Weekly
	Dover	The Middletown Transcript www.middletowntranscript.com	Paid Weekly
	Dover	The Sussex Countian www.sussexcountian.com	Paid Weekly
	Dover	Kent County Sunday	Free Weekly
Pennsylvania	Honesdale	The Wayne Independent www.wayneindependent.com	Daily
	Waynesboro	The Record Herald www.therecordherald.com	Daily
	Greencastle	The Echo Pilot www.echo-pilot.com	Paid Weekly
	Hawley	News Eagle www.neagle.com	Paid Weekly
	Hawley	The Pike Pennysaver	Shopper
	Honesdale	The Independent Extra	Shopper
West Virginia	Keyser	Mineral Daily News Tribune www.newstribune.info	Daily
	Ripley	The Jackson Herald www.jacksonnewspapers.com	Paid Weekly
	Ripley	The Jackson Star News www.jacksonnewspapers.com	Paid Weekly
	Keyser	Today’s Shopper	Shopper
	Ravenswood	Star Herald Weekender www.jacksonnewspapers.com	Shopper
Virginia	Petersburg	The Progress-Index www.progress-index.com	Daily

Western US Publishing

State	City	Masthead	Circulation Type
Missouri	Camdenton	Lake Sun Leader www.lakenewsonline.com	Daily
	Chillicothe	Constitution Tribune www.chillicothenews.com	Daily
	Hannibal	Hannibal Courier Post www.hannibal.net	Daily
	Independence	The Examiner www.examiner.net	Daily
	Kirksville	Kirksville Daily Express & News www.kirksvilledailyexpress.com	Daily
	Mexico	The Mexico Ledger www.mexicoledger.com	Daily
	Moberly	Moberly Monitor Index www.moberlymonitor.com	Daily
	Neosho	Neosho Daily News www.neoshodailynews.com	Daily
	Rolla	Rolla Daily News www.therolladailynews.com	Daily
	Waynesville	The Daily Guide www.waynesvilledailyguide.com	Daily
	Aurora	Aurora Advertiser www.auroraadvertiser.net	Paid Weekly
	Boonville	Boonville Daily News www.boonvilledailynews.com	Paid Weekly
	Brookfield	The Linn County Leader www.linncountyleader.com	Paid Weekly
	Carthage	The Carthage Press www.carthagepress.com	Paid Weekly
	St James	St James Leader Journal www.leaderjournal.com	Paid Weekly
	Boonville	Weekly	Free Weekly
	Camdenton	West Side Star www.lakenewsonline.com	Free Weekly
	Carthage	The Carthage Press Wednesday TMC	Free Weekly
	Hannibal	Salt River Journal	Free Weekly
	Neosho	The Neighborhood Showcase	Free Weekly
	Osage Beach	Lake Area News Focus	Free Weekly
	Osage Beach	Lake of the Ozarks Real Estate	Free Weekly
	Osage Beach	Tube Tab	Free Weekly
	Osage Beach	Vacation News	Free Weekly
	Rolla	Rolla Daily News Extra	Free Weekly
	Aurora	Big AA Shopper	Shopper
	Brookfield	Sho-Me Shopper	Shopper
	Camdenton	Lake Sun Extra	Shopper
	Chillicothe	Chillicothe C-T Shopper	Shopper
	Joplin	Big Nickel	Shopper
	Kirksville	Nemo Trader	Shopper
	Kirksville	Kirksville Crier	Shopper
	Moberly	The Shopper	Shopper

State	City	Masthead	Circulation Type
	Osage Beach	Lake of the Ozarks Boats	Shopper
	Waynesville	Daily Guide Extra	Shopper
Arkansas	Arkadelphia	Daily Siftings Herald www.siftingsherald.com	Daily
	Fort Smith	Ft. Smith Southwest Times Record www.swtimes.com	Daily
	Hope	Hope Star www.hopestar.com	Daily
	Pine Bluff	Pine Bluff Commercial www.pbcommercial.com	Daily
	Stuttgart	Stuttgart Daily Leader www.stuttgartdailyleader.com	Daily
	Booneville	Booneville Democrat www.boonevilledemocrat.com	Paid Weekly
	Cabot	Cabot Star-Herald www.lonokenews.net/cabot-star-herald	Paid Weekly
	Charleston	Charleston Express www.charlestonexpress.com	Paid Weekly
	Greenwood	Greenwood Democrat www.greenwooddemocrat.com	Paid Weekly
	Gurdon	Gurdon Times www.thegurdontimes.com	Paid Weekly
	Heber Springs	The Sun Times www.thesuntimes.com	Paid Weekly
	Helena	The Daily World www.helena-arkansas.com	Paid Weekly
	Hope	Nevada County Picayune www.picayune-times.com	Paid Weekly
	Jacksonville	Jacksonville Patriot www.pulaskinews.net/jacksonville-patriot	Paid Weekly
	Lonoke	Lonoke Democrat www.lonokenews.net/lonoke-democrat	Paid Weekly
	Maurnelle	Maurnelle Monitor www.pulaskinews.net/maurnelle-monitor	Paid Weekly
	Newport	Newport Independent www.newportindependent.com	Paid Weekly
	North Little Rock	North Little Rock Times www.pulaskinews.net/north-little-rock-times	Paid Weekly
	Paris	Paris Express www.paris-express.com	Paid Weekly
	Van Buren	Press Argus Courier www.pressargus.com	Paid Weekly
	Van Buren	Alma Journal	Paid Weekly
	White Hall	The White Hall Journal www.whitehalljournal.com	Paid Weekly
	Arkadelphia	Arkadelphia Extra www.siftingsherald.com	Free Weekly
	Carlisle	Carlisle Independent www.lonokenews.net/carlisle-independent	Free Weekly
	Van Buren	Van Buren County Democrat www.vanburencountydem.com	Free Weekly
	Helena	Daily World TMC www.helena-arkansas.com	Free Weekly

State	City	Masthead	Circulation Type
	Hope	Star Extra www.hopestar.com	Free Weekly
	Hot Springs	Hot Springs Village Voice www.hsvoice.com	Free Weekly
	Pine Bluff	Pine Bluff Commercial Today	Free Weekly
	Sherwood	Sherwood Voice www.pulaskinews.net/sherwood-voice	Free Weekly
	Stuttgart	The Xtra www.stuttgartdailyleader.com	Free Weekly
	White Hall	The Arsenel Sentinel	Free Weekly
	Fort Smith	River Valley Advertiser	Shopper
Texas	Brownwood	Brownwood Bulletin www.brownwoodtx.com	Daily
	Sherman	Herald Democrat www.heralddemocrat.com	Daily
	Stephenville	Stephenville Empire-Tribune www.yourstephenvilletx.com	Daily
	Waxahachie	Waxahachie Daily Light www.waxahachietx.com	Daily
	Alice	Alice Echo-News Journal www.alicetx.com	Paid Weekly
	Ballinger	Ballinger Ledger	Paid Weekly
	Freer	Freer Press	Paid Weekly
	Freer	Duval Press	Paid Weekly
	Glen Rose	Glen Rose Reporter www.yourglenrosetx.com	Paid Weekly
	Midlothian	Midlothian Mirror www.midlothianmirror.com	Paid Weekly
	Robstown	Neuces County Record Star www.recordstar.com	Paid Weekly
	Van Alstyne	Van Alstyne Leader www.vanalsyneleader.com	Paid Weekly
	Winters	Winters Enterprise	Paid Weekly
	Anna	Anna-Melissa Tribune www.amtrib.com	Free Weekly
	Prosper	Prosper Press www.prosperpressnews.com	Free Weekly
	Alice	Alice Review	Shopper
	Brownsville	Valley Bargain Book-South www.valleybargainbook.com	Shopper
	Brownwood	Heartland Trading Post	Shopper
	Bryan	Bryan County Shopper	Shopper
	Cooke County	Cooke County Shopper	Shopper
	Corpus Christi	Ad Sack www.adsack.com	Shopper
	Harlingen	Valley Bargain Book-North www.valleybargainbook.com	Shopper
	Laredo	Laredo Bargain Book www.laredobargainbook.com	Shopper
	Marshall/Johnston	Marshall/Johnston County Shopper	Shopper
	McAllen	Valley Town Crier www.yourvalleyvoice.com	Shopper

State	City	Masthead	Circulation Type
	McAllen	Edinburg Review	Shopper
	North Colin	North Colin/Denton County Shopper	Shopper
	Sherman	Grayson County Shopper www.heralddemocrat.com/herald-democrat-shopper	Shopper
	Stephenville	Cross Timbers Trading Post	Shopper
	Waxahachie	Ellis County Trading Post	Shopper
California	Barstow	Desert Dispatch www.desertdispatch.com	Daily
	Ridgecrest	The Daily Independent www.ridgecrestca.com www.rocketeer2.com	Daily
	Stockton	The Stockton Record www.recordnet.com	Daily
	Victorville	Victorville Daily Press www.vvdailypress.com	Daily
	Yreka	Siskiyou Daily News www.siskiyoudaily.com	Daily
	Gridley	Gridley Herald www.gridleyherald.com	Paid Weekly
	Lucerne Valley	Lucerne Valley Leader www.lucernevalleyleader.com	Paid Weekly
	Mt Shasta	Weed Press www.mtshastanews.com	Paid Weekly
	Mt Shasta	Dunsmuir News www.mtshastanews.com	Paid Weekly
	Mt Shasta	Mt Shasta Herald www.mtshastanews.com	Paid Weekly
	Taft	Midway Driller www.taftmidwaydriller.com	Paid Weekly
	Hesperia	Hesperia Star www.hesperiastar.com	Free Weekly
	Stockton	VIDA	Free Weekly
	Victorville	El Mojave www.elmojave.com	Free Weekly
	Apple Valley	Apple Valley Review www.applevalley-review.com	Shopper
	Barstow	Barstow Plus	Shopper
	Gridley	Gidley Shopping News www.gridleyherald.com	Shopper
	Mt Shasta	Super Saver Advertiser	Shopper
	Ridgecrest	Super Tuesday	Shopper
	Stockton	Sunday Select	Shopper
	Stockton	The Valley Marketplace/TMC www.esanjoaquin.com	Shopper
	Victorville	Review	Shopper
Kansas	Dodge City	Dodge City Daily Globe www.dodgeglobe.com	Daily
	Leavenworth	The Leavenworth Times www.leavenworthtimes.com	Daily
	McPherson	McPherson Sentinel www.mcphersonsentinel.com	Daily

State	City	Masthead	Circulation Type
	Newton	The Newton Kansan www.thekansan.com	Daily
	Pittsburg	The Morning Sun www.morningsun.net	Daily
	Baxter Springs	Cherokee County News-Advocate www.sekvoice.com	Paid Weekly
	El Dorado	The Butler County Times-Gazette www.butlercountytimesgazette.com	Paid Weekly
	Greensburg	Kiowa County Signal www.kiowacountysignal.com	Paid Weekly
	Pratt	The Pratt Tribune www.pratttribune.com	Paid Weekly
	St John	St John News www.sjnewsonline.com	Paid Weekly
	Wellington	Wellington Daily News www.wellingtondailynews.com	Paid Weekly
	Dodge City	La Estrella	Free Weekly
	Leavenworth	Lansing This Week	Free Weekly
	Leavenworth	The Fort Leavenworth Lamp www.ftleavenworthlamp.com	Free Weekly
	Dodge City	Shoppers Weekly	Shopper
	El Dorado	Shoppers Guide	Shopper
	Hiawatha	Penny Press 4	Shopper
	Leavenworth	Chronicle Shopper	Shopper
	McPherson/Newton	South Central Kansas Shoppers Guide	Shopper
	Pittsburg	The Sunland Shopper	Shopper
	Pratt	Sunflower Shopper	Shopper
Iowa	Ames	Ames Tribune www.amestrib.com	Daily
	Boone	Boone News Republican www.newsrepublican.com	Daily
	Adel	Dallas County News www.adelnews.com	Paid Weekly
	Adel	Northeast Dallas County Record	Paid Weekly
	Hamburg	Hamburg Reporter www.hamburgreporter.com	Paid Weekly
	Nevada	Nevada Journal	Paid Weekly
	Nevada	Tri-County Times www.tricountytimes.com	Paid Weekly
	Perry	The Perry Chief www.theperrychief.com	Paid Weekly
	Story City	Story City Herald www.storycityherald.com	Paid Weekly
	Adel	Dallas County Today	Shopper
	Ames	Ames Sun/Story County Advertiser	Shopper
	Boone	Boone Shopping News	Shopper
	Nevada	North Polk Sun	Shopper
	Perry	Chiefland Shopper	Shopper
Louisiana	Bastrop	The Bastrop Daily Enterprise www.bastropenterprise.com	Daily
	Houma	The Courier www.houmatoday.com	Daily

State	City	Masthead	Circulation Type
	Thibodaux	Daily Comet www.dailycomet.com	Daily
	DeRidder	Beauregard Daily News www.beauregarddailynews.net	Paid Weekly
	Donaldsonville	The Donaldsonville Chief www.donaldsonvillechief.com	Paid Weekly
	Gonzales	Gonzales Weekly Citizen www.weeklycitizen.com	Paid Weekly
	Leesville	Leesville Daily Leader www.leesvilledailyleader.com	Paid Weekly
	Plaquemine	Post South www.postsouth.com	Paid Weekly
	Sulphur	Southwest Daily News www.sulphurdailynews.com	Paid Weekly
	Sulphur	Vinton News	Paid Weekly
	Sterlington	North Quachita Weekly	Free Weekly
	Gonzales	The Marketeer www.weeklycitizen.com	Shopper
	Gonzales	Nickel Ads www.weeklycitizen.com	Shopper
	Plaquemine	West Bank Shopper www.postsouth.com	Shopper
	Sulphur	Calcasieu Shopper	Shopper
Minnesota	Crookston	Crookston Daily Times www.crookstontimes.com	Daily
	Cottonwood	Tri-County News	Paid Weekly
	Granite Falls	Granite Falls Advocate-Tribune www.granitefallsnews.com	Paid Weekly
	Montevideo	Montevideo American News www.montenews.com	Paid Weekly
	Redwood Falls	Redwood Gazette www.redwoodfallsgazette.com	Paid Weekly
	Sleepy Eye	Sleepy Eye Herald Dispatch www.sleepyeyenews.com	Paid Weekly
	St James	St James Plaindealer www.stjamesnews.com	Paid Weekly
	Wabasso	The Wabasso Standard	Paid Weekly
	Crookston	Crookston Valley Shopper	Shopper
	Montevideo	The Star Advisor www.montenews.com	Shopper
	Redwood Falls	Redwood Falls Livewire	Shopper
	Sleepy Eye	Brown County Reminder	Shopper
	St James	Town and Country Shopper	Shopper
Oklahoma	Ardmore	The Daily Ardmoreite www.ardmoreite.com	Daily
	Bartlesville	Examiner Enterprise www.examiner-enterprise.com	Daily
	Miami	Miami News-Record www.miamiok.com	Daily
	Shawnee	The Shawnee News-Star www.news-star.com	Daily
	Grove	Grove Sun www.grandlakenews.com	Paid Weekly

State	City	Masthead	Circulation Type
	Jay	Delaware County Journal www.grandlakenews.com	Paid Weekly
	Pawhuska	Pawhuska Journal-Capital www.pawhuskajournalcapital.com	Paid Weekly
	Ardmore	Entertainment Spotlight	Shopper
	Bartlesville	Hometown Shopper	Shopper
	Miami	Northeast Oklahoma Trading Post	Shopper
Colorado	LaJunta	LaJunta Tribune Democrat www.lajuntatribunedemocrat.com	Daily
	LaJunta	Ag Journal www.agjournalonline.com	Paid Weekly
	LaJunta	Fowler Tribune www.fowlertribune.com	Paid Weekly
	Las Animas	Bent County Democrat www.bcdemocratonline.com	Paid Weekly
Nebraska	Nebraska City	Nebraska City News Press www.ncnewspress.com	Paid Weekly
	Syracuse	Syracuse Journal Democrat www.journaldemocrat.com	Paid Weekly
	Nebraska City	Penny Press 1	Shopper
Oregon	Medford	Ashland Daily Tidings www.dailytidings.com	Daily
	Medford	Mail Tribune www.mailtribune.com	Daily
	Medford	Nickel www.medfordnickel.com	Shopper
North Dakota	Devils Lake	Devils Lake Daily Journal www.devilslakejournal.com	Daily
	Devils Lake	The Country Peddler	Shopper
Tennessee	Oak Ridge	The Oak Ridger www.oakridger.com	Daily

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

	HIGH	LOW
Fiscal Year Ending December 27, 2015:
First Quarter	$25.77	$20.55
Second Quarter	$24.32	$17.8
Third Quarter	$18.59	$13.96
Fourth Quarter	$20.06	$14.91
Fiscal Year Ending December 28, 2014:
First Quarter (since February 4, 2014)	$15.65	$10.35
Second Quarter	$15.79	$12.89
Third Quarter	$17.95	$13.59
Fourth Quarter	$24.52	$15.76
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

	Successor Company			Predecessor Company
	Year Ended December 27, 2015	Year Ended December 28, 2014	Two Months Ended December 29, 2013	Ten Months Ended November 6, 2013	Year Ended December 30, 2012 (2)	Year Ended January 1, 2012
(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Advertising	$696,696	$385,399	$63,340	$265,078	$330,881	$357,134
Circulation	378,263	195,661	29,525	118,810	131,576	131,879
Commercial printing and other	120,856	71,263	10,366	29,402	26,097	25,657
Total revenues	1,195,815	652,323	103,231	413,290	488,554	514,670
Operating costs and expenses:
Operating costs	656,555	368,420	56,614	232,066	268,222	281,884
Selling, general and administrative	406,282	211,829	28,749	136,832	145,020	146,295
Depreciation and amortization	67,752	41,450	6,588	33,409	39,888	42,426
Integration and reorganization costs	8,052	2,796	1,758	1,577	4,393	5,884
Impairment of long-lived assets	—	—	—	91,599	—	1,733
(Gain) loss on sale or disposal of assets	(51,051)	1,472	27	1,163	1,238	455
Goodwill and mastheads impairment	4,800	—	—	—	—	385
Operating income (loss)	103,425	26,356	9,495	(83,356)	29,793	35,608
Interest expense, amortization of deferred financing costs, loss on early extinguishment of debt, (gain) loss on derivative instruments, reorganization items, net, and other	32,407	26,848	1,798	(871,399)	57,463	58,361
Income (loss) from continuing operations before income taxes	71,018	(492)	7,697	788,043	(27,670)	(22,753)
Income tax expense (benefit)	3,404	2,713	491	(197)	(207)	(1,803)
Income (loss) from continuing operations	67,614	(3,205)	7,206	788,240	(27,463)	(20,950)
Loss from discontinued operations, net of income taxes	—	—	—	(1,034)	(2,340)	(699)
Net income (loss)	67,614	(3,205)	7,206	787,206	(29,803)	(21,649)
Net loss attributable to noncontrolling interest	—	—	—	208	—	—
Net income (loss) attributable to New Media	$67,614	$(3,205)	$7,206	$787,414	$(29,803)	$(21,649)

	Successor Company			Predecessor Company
	Year Ended December 27, 2015	Year Ended December 28, 2014	Two Months Ended December 29, 2013	Ten Months Ended November 6, 2013	Year Ended December 30, 2012 (2)	Year Ended January 1, 2012
(in thousands, except per share data)
Basic net income (loss) from continuing operations attributable to New Media per share	$1.53	$(0.1)	$0.24	$13.58	$(0.47)	$(0.36)
Diluted income (loss) from continuing operations attributable to New Media per share	$1.52	$(0.1)	$0.24	$13.58	$(0.47)	$(0.36)
Basic net income (loss) attributable to New Media common stockholders per share	$1.53	$(0.1)	$0.24	$13.56	$(0.51)	$(0.37)
Diluted net income (loss) attributable to New Media common stockholders per share	$1.52	$(0.1)	$0.24	$13.56	$(0.51)	$(0.37)
Dividends declared per share	$1.29	$0.54	$—	$—	$—	$—
Other Data:
Adjusted EBITDA (1)	$175,627	$67,741	$16,096	$988,265	$69,766	$80,547
Cash interest paid	$21,726	$15,181	$925	$43,606	$55,976	$58,225

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

Adjusted EBITDA also does not include $432 of EBITDA generated from our discontinued operations.

(1)	Non-cash loss (gain) on derivative instruments is related to interest rate swap agreements which are financing related and are excluded from Adjusted EBITDA.

(2)	Non-cash write-off of deferred financing costs are similar to interest expense and amortization of financing fees and are excluded from Adjusted EBITDA.

(3)	The year ended December 30, 2012 included a 53rd week of operations for approximately 60% of the business.

	As of
	Successor Company			Predecessor Company
	December 27, 2015	December 28, 2014	December 29, 2013	December 30, 2012	January 1, 2012
(in thousands)
Balance Sheet Data:
Total assets	$1,197,120	$817,574	$685,102	$468,047	$507,828
Total long-term obligations, including current maturities	363,645	225,059	178,822	1,175,579	1,182,238
Stockholders’ equity (deficit)	647,073	484,127	395,362	(834,159)	(805,632)
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
Comparability of Information
As a result of the restructuring of GateHouse Media, LLC (formerly known as GateHouse Media, Inc.) (“GateHouse” or “Predecessor”) (the “Restructuring”), all GateHouse debt, including derivative liabilities and deferred financing assets, was eliminated on November 6, 2013, the confirmation date of the pre-packaged plan under Chapter 11 of title 11 of the United States Bankruptcy Code (the “Plan”). Fresh start accounting also led to changes in the basis of our assets and liabilities including property, plant and equipment and intangible assets that will impact future depreciation and amortization expense levels. As a result of the adoption of fresh start accounting, New Media’s (“New Media,” “Company,” “us,” or “we”) reorganized company post-emergence financial statements will generally not be comparable with the financial statements of GateHouse prior to emergence, including historical financial information in this Annual Report on Form 10-K/A.
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
Long-term Debt. Long-term debt increased by $133.7 million from December 28, 2014 to December 27, 2015, due to borrowings under term loans of $122.9 million, which includes a $4.1 million original issue discount, borrowings under the revolving credit facility of $99.0 million, debt assumed from the Halifax Media Group acquisition of $18.0 million, $2.1 million non-cash interest expense, and amortization of deferred financings costs of $0.7 million. These increases were offset by repayments under the revolving credit facility of $104.0 million, a $2.1 million reclassification from long-term debt to current portion of long-term debt, repayments under long-term debt of $2.3 million, and the payment of debt issuance costs of $0.6 million.
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
Derivative Instruments
The bankruptcy filing on September 27, 2013, was a termination event under our Predecessor’s interest rate swap agreements. For more detailed information on our historical interest rate swap agreements, See item 7A in this Annual Report on Form 10-K/A.
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
In April 2015, the FASB issued ASU No. 2015-03, “Interest—Imputation of Interest” (Topic 835), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance of debt issuance costs are not affected by the amendments in this update. The standard will be effective for us beginning in the first quarter of 2016 and requires us to apply the new guidance on a retrospective basis on adoption. In August 2015, the FASB issued ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”, which addresses the presentation of debt issuance costs related to line-of-credit arrangements. As a result of the retrospective adoption of these amendments, the Company’s deferred financing costs of $3,143 and $3,252 were reclassified from long-term assets to long-term debt as of December 27, 2015 and December 28, 2014, respectively, on the Company’s consolidated balance sheets.
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

Item 8. Financial Statements and Supplementary Data
NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
New Media Investment Group Inc.
We have audited the accompanying consolidated balance sheets of New Media Investment Group Inc. and subsidiaries as of December 27, 2015 and December 28, 2014 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit) and cash flows for the year ended December 27, 2015, the year ended December 28, 2014, the period from November 7, 2013 to December 29, 2013, and the period from December 31, 2012 through November 6, 2013 (Predecessor). Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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

As discussed in Note 1 to the consolidated financial statements, the Company retrospectively adjusted the consolidated balance sheet as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2015-03, “Interest-Imputation of Interest,” effective December 28, 2015.
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
/s/ Ernst & Young LLP
New York, New York
February 25, 2016, except for Note 1, as to which the date is January 18, 2017

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 27, 2015	December 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$146,638	$123,709
Restricted cash	6,967	6,467
Accounts receivable, net of allowance for doubtful accounts of $4,479 and $3,462 at December 27, 2015 and December 28, 2014, respectively	136,249	80,151
Inventory	15,744	9,824
Prepaid expenses	14,549	9,129
Other current assets	11,763	10,632
Total current assets	331,910	239,912
Property, plant, and equipment, net of accumulated depreciation of $85,038 and $40,172 at December 27, 2015 and December 28, 2014, respectively	384,824	283,786
Goodwill	171,119	134,042
Intangible assets, net of accumulated amortization of $23,122 and $7,709 at December 27, 2015 and December 28, 2014, respectively	303,575	156,742
Other assets	5,692	3,092
Total assets	$1,197,120	$817,574
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term liabilities	$678	$650
Current portion of long-term debt	3,509	2,250
Accounts payable	9,571	9,306
Accrued expenses	99,495	47,061
Deferred revenue	62,294	35,806
Total current liabilities	175,547	95,073
Long-term liabilities:
Long-term debt	350,266	216,550
Long-term liabilities, less current portion	9,192	5,609
Deferred income taxes	3,988	2,821
Pension and other postretirement benefit obligations	11,054	13,394
Total liabilities	550,047	333,447
Stockholders’ equity:
Common stock, $0.01 par value, 2,000,000,000 shares authorized at December 27, 2015 and December 28, 2014; 44,710,497 and 37,466,495 issued and outstanding at December 27, 2015 and December 28, 2014, respectively	445	375
Additional paid-in capital	605,033	484,220
Accumulated other comprehensive loss	(3,158)	(4,469)
Retained earnings	44,753	4,001
Total stockholders’ equity	647,073	484,127
Total liabilities and stockholders’ equity	$1,197,120	$817,574
See accompanying notes to consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Successor Company			Predecessor Company
	Year Ended December 27, 2015	Year Ended December 28, 2014	Two Months Ended December 29, 2013	Ten Months Ended November 6, 2013
Revenues:
Advertising	$696,696	$385,399	$63,340	$265,078
Circulation	378,263	195,661	29,525	118,810
Commercial printing and other	120,856	71,263	10,366	29,402
Total revenues	1,195,815	652,323	103,231	413,290
Operating costs and expenses:
Operating costs	656,555	368,420	56,614	232,066
Selling, general, and administrative	406,282	211,829	28,749	136,832
Depreciation and amortization	67,752	41,450	6,588	33,409
Integration and reorganization costs	8,052	2,796	1,758	1,577
Impairment of long-lived assets	—	—	—	91,599
(Gain) loss on sale or disposal of assets	(51,051)	1,472	27	1,163
Mastheads impairment	4,800	—	—	—
Operating income (loss)	103,425	26,356	9,495	(83,356)
Interest expense	29,345	16,636	1,640	74,358
Amortization of deferred financing costs	2,712	1,049	171	842
Loss on early extinguishment of debt	—	9,047	—	—
Loss on derivative instruments	—	51	—	14
Other expense (income)	350	65	(13)	1,004
Reorganization items, net	—	—	—	(947,617)
Income (loss) from continuing operations before income taxes	71,018	(492)	7,697	788,043
Income tax expense (benefit)	3,404	2,713	491	(197)
Income (loss) from continuing operations	67,614	(3,205)	7,206	788,240
Loss from discontinued operations, net of income taxes	—	—	—	(1,034)
Net income (loss)	67,614	(3,205)	7,206	787,206
Net loss attributable to noncontrolling interest	—	—	—	208
Net income (loss) attributable to New Media	$67,614	$(3,205)	$7,206	$787,414
Income (loss) per share:
Basic:
Income (loss) from continuing operations attributable to New Media	1.53	(0.10)	0.24	13.58
Net income (loss) attributable to New Media	1.53	(0.10)	0.24	13.56
Diluted:
Income (loss) from continuing operations attributable to New Media	1.52	(0.10)	0.24	13.58
Net income (loss) attributable to New Media	1.52	(0.10)	0.24	13.56
Dividends declared per share	1.29	0.54	—	—
Other comprehensive income:
Derivative instrument items:
Gain on derivative instruments, net of income taxes of $0	$—	$—	$—	$19,339
Reclassification of accumulated other comprehensive loss related to derivative instruments, net of income taxes of $0	—	—	—	26,313
Total derivative items, net of income taxes of $0	—	—	—	45,652
Pension and other postretirement benefit items:
Net actuarial gain (loss)	1,227	(4,927)	458	69
Amortization of net actuarial loss	84	—	—	—
Total pension and other postretirement benefit items, net of income taxes of $0	1,311	(4,927)	458	69
Other comprehensive income (loss), net of tax	1,311	(4,927)	458	45,721
Comprehensive income (loss)	68,925	(8,132)	7,664	832,927
Comprehensive loss attributable to noncontrolling interest	—	—	—	(208)
Comprehensive income (loss) attributable to New Media	$68,925	$(8,132)	$7,664	$833,135
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

In April 2015, the FASB issued ASU No. 2015-03, “Interest—Imputation of Interest” (Topic 835), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance of debt issuance costs are not affected by the amendments in this update. The standard will be effective for the Company beginning in the first quarter of 2016 and requires the Company to apply the new guidance on a retrospective basis on adoption. In August 2015, the FASB issued ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”, which addresses the presentation of debt issuance costs related to line-of-credit arrangements. As a result of the retrospective adoption of these amendments, the Company’s deferred financing costs of $3,143 and $3,252 were reclassified from long-term assets to long-term debt as of December 27, 2015 and December 28, 2014, respectively, on the Company’s consolidated balance sheets.
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

	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)					Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income (Loss)
	Successor Company			Predecessor Company
	Year Ended December 27, 2015	Year Ended December 28, 2014	Two Months Ended December 29, 2013	Ten months ended November 6, 2013
Loss on interest rate swap agreements, designated as cash flow hedges	$—	$—	$—	$20,447		Interest expense
Amortization of prior service cost	—	—	—	(383)	(1)
Amortization of unrecognized loss	84	—	—	452	(1)
Reclassification of unrealized losses upon dedesignation of cash flow hedges	—	—	—	26,313		Interest expense
Amounts reclassified from accumulated other comprehensive loss	84	—	—	46,829		Income (loss) from continuing operations before income taxes
Income tax benefit	—	—	—	—		Income tax benefit
Amounts reclassified from accumulated other comprehensive loss, net of taxes	$84	$—	$—	$46,829		Net income (loss)

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
The valuation utilized a relief from royalty method, an income approach, to determine the fair value of mastheads. Key assumptions utilized in this valuation include revenue projections, a royalty rate of 1.5%, long-term growth rate of 0%, tax rate of 40.0% and discount rate of 21.5%. The Company valued the following intangible assets using the income approach, specifically the excess earnings method: subscriber relationships, advertiser relationships and customer relationships. In determining the fair value of these intangible assets, the excess earnings approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the asset after deducting contributory asset charges. The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value. A static pool approach using historical attrition rates was used to estimate attrition rates of 3% to 10.0% for advertiser relationships, subscriber relationships and customer relationships. The long term growth rate was estimated to be 0.0% and the discount rate was estimated at 22.0%. Amortizable lives range from 13 to 16 years for subscriber relationships, advertiser relationships and customer relationships, while mastheads are considered a non-amortizable intangible asset.

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
Payment Schedule
As of December 27, 2015, scheduled principal payments of outstanding debt are as follows:

2016	3,509
2017	13,509
2018	3,509
2019	11,509
2020	334,266
$366,302
Less:
Short-term debt	3,509
Remaining original issue discount	9,384
Deferred financing costs	3,143
Long-term debt	$350,266

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

	EIN Number/	Zone Status		FIP/RP Status Pending/	Contributions (in thousands)			Surcharge	Expiration
Pension Plan Name	Plan Number	2015	2014	Implemented	2015	2014	2013	Imposed	Dates of CBAs
CWA/ITU Negotiated Pension Plan	13-6212879/001	Red	Red	Implemented	$12	$13	$12	No	Under negotiation
GCIU—Employer Retirement Benefit Plan (1)	91-6024903/001	Red	Red	Implemented	99	102	91	No	11/14/2016
The Newspaper Guild International Pension Plan (1)	52-1082662/001	Red	Red	Implemented	38	39	39	No	Under negotiation
Total					$149	$154	$142

(1)	This plan has elected to utilize special amortization provisions provided under the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010.
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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of New Media Investment Group Inc. and subsidiaries as of December 27, 2015 and December 28, 2014, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit) and cash flows for the year ended December 27, 2015, the year ended December 28, 2014, the period from November 7, 2013 to December 29, 2013, and the period from December 31, 2012 through November 6, 2013 (Predecessor) of New Media Investment Group Inc. and subsidiaries and our report dated February 25, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New York, New York
February 25, 2016
Item 9B. Other Information
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Except as set forth below, the information required by this Item 10 is incorporated into this report by reference to our proxy statement issued in connection with our 2016 Annual Meeting of Stockholders under the headings “Election of Directors,” “Executive Officers,” “Corporate Governance Principles and Board Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which proxy statement was filed on April 13, 2016.
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
Item 11. Executive Compensation
The information required by this Item 11 is incorporated into this report by reference to our proxy statement issued in connection with our 2016 Annual Meeting of Stockholders, under the headings “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Compensation of Executive Officers,” which proxy statement was filed on April 13, 2016.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Except as set forth below, the information required by this Item 12 is incorporated into this report by reference to our proxy statement issued in connection with our 2016 Annual Meeting of Stockholders, under the heading “Common Stock Ownership of Certain Beneficial Owners and Management,” which proxy statement was filed on April 13, 2016.
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
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated into this report by reference to our proxy statement issued in connection with our 2016 Annual Meeting of Stockholders, under the headings “Related Person Transactions” and “Corporate Governance Principles” and “Board Matters,” which proxy statement was filed on April 13, 2016.
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 is incorporated into this report by reference to our proxy statement issued in connection with our 2016 Annual Meeting of Stockholders, under the heading “Matters Relating to the Independent Registered Public Accounting Firm,” which proxy statement was filed on April 13, 2016.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report:
(1) Financial Statements
The financial statements required by this Item 15 are set forth in Part II, Item 8 of this report.
(2) Financial Statement Schedules
Schedule II—Valuation and Qualifying Accounts.
New Media Investment Group Inc.
Valuation and Qualifying Accounts
(In Thousands)

Description	Balance at Beginning of Period	Charges to Earnings		Charges to Other Accounts		Deductions		Balance at End of Period
Allowance for doubtful accounts
Year ended December 27, 2015	$3,462	$1,906		$—		$(889)	(1)	$4,479
Year ended December 28, 2014	$349	$3,232		$—		$(119)	(1)	$3,462
Two months ended December 29, 2013	$—	$349		$—		$—		$349
Ten months ended November 6, 2013	$2,456	$1,635		$—		$(186)	(1)	$3,905
Deferred tax valuation allowance
Year ended December 27, 2015	$139,936	$(26,660)		$(512)	(5)	$—		$112,764
Year ended December 28, 2014	$164,770	$(26,762)	(2)	$1,928	(5)	$—		$139,936
Two months ended December 29, 2013	$166,912	$(2,142)		$—		$—		$164,770
Ten months ended November 6, 2013	$444,591	$(59,839)		$(20,412)	(3)	$(197,428)	(4)	$166,912

(1)	Amounts are primarily related to the write off of fully reserved accounts receivable.

(2)	Amount is primarily attributable to finalization of tax attribute reduction adjustments from the cancellation of indebtedness.

(3)	Amount is primarily related to the tax effects of the change in derivative value and is recorded in accumulated other comprehensive income (loss).

(4)	Amount primarily relates to the reduction of tax attributes related to the cancellation of indebtedness and other fresh start adjustments.

(5)	Amount relates to a valuation allowance for a pension actuarial loss recorded in accumulated other comprehensive income (loss).
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

2.1
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

Exhibit No.	Description
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

Exhibit No.	Description
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
January 18, 2017