Form 10-K
period 2016-12-25
New Media Investment Group Inc.
filed 2017-02-21
CIK 1579684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 25, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-36097
New Media Investment Group Inc.
(Exact name of registrant as specified in its charter)

Delaware	38-3910250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1345 Avenue of the Americas 45th floor, New York, New York	10105
(Address of principal executive offices)	(Zip Code)
Telephone: (212) 479-3160
(Registrant’s telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common stock, par value $0.01 per share	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant on June 26, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $679.1 million. The market value calculation was determined using a per share price of $17.58, the price at which the registrant’s common stock was last sold on the New York Stock Exchange on such date. For purposes of this calculation, shares held by non-affiliates excludes only those shares beneficially owned by the registrant’s executive officers, directors, and stockholders owning 10% or more of the registrant’s outstanding common stock (and, in each case, their immediate family members and affiliates).
As of February 17, 2017, 53,471,812 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company’s fiscal year-end, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

NEW MEDIA INVESTMENT GROUP INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 25, 2016

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
Forward-looking statements are based on management’s current expectations and beliefs and are subject to a number of known and unknown risks, uncertainties and other factors that could lead to actual results materially different from those described in the forward-looking statements. We can give no assurance that our expectations will be attained. Our actual results, liquidity and financial condition may differ from the anticipated results, liquidity and financial condition indicated in these forward-looking statements. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause our actual results to differ, possibly materially from expectations or estimates reflected in such forward-looking statements, including, among others:

•	general economic and market conditions;

•	economic conditions in the Northeast, Southeast and Midwest regions of the United States;

•	our ability to grow our digital marketing and business services, digital audience and advertiser base;

•	the growing shift within the publishing industry from traditional print media to digital forms of publication;

•	our ability to acquire local media print assets at attractive valuations;

•	declining advertising and circulation revenues;

•	the risk that we may not realize the anticipated benefits of our recent or potential future acquisitions;

•	the availability and cost of capital for future investments;

•	our indebtedness may restrict our operations and / or require us to dedicate a portion of cash flow from operations to the payment of principal and interest;

•	our ability to pay dividends consistent with prior practice or at all;

•	our ability to realize the benefits of the Management Agreement (as defined below);

•	the impact of any material transactions with the Manager (as defined below) or one of its affiliates, including the impact of any actual, potential or predicted conflicts of interest;

•	effects of the pending merger of Fortress Investment Group LLC with affiliates of SoftBank Group Corp.;

•	the competitive environment in which we operate; and

•	our ability to recruit and retain key personnel.
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

ii

PART I
Item 1.Business
General Overview
New Media Investment Group Inc. (“New Media,” “Company,” “Successor,” “us,” or “we”) is a company that owns, operates and invests in high-quality local media assets. We have a particular focus on owning and acquiring strong local media assets in small to mid-size markets. With our collection of assets, we focus on two large business categories: consumers and small to medium size businesses (“SMBs”).
Our portfolio of media assets today spans across 538 markets and 36 states. Our products include 631 community print publications, 538 websites and two yellow page directories. We reach over 20 million people per week and serve over 220,000 business customers.
Our business strategy is to be the preeminent provider of local news, information, advertising, and digital and business services in the markets we operate in. We aim to grow our business organically through both our consumer and SMB strategies. We also plan to continue to pursue strategic acquisitions of high-quality local media and digital marketing assets at attractive valuation levels. Finally, we intend to distribute a substantial portion of our free cash flow generated from operations or other sources as a dividend to stockholders through a quarterly dividend, subject to satisfactory financial performance, approval by our board of directors (the “Board of Directors” or “Board”) and dividend restrictions in the New Media Credit Agreement (as defined below). The Board of Directors’ determinations regarding dividends will depend on a variety of factors, including the Company’s U.S. generally accepted accounting principles (“GAAP”) net income, free cash flow generated from operations or other sources, liquidity position and potential alternative uses of cash, such as acquisitions, as well as economic conditions and expected future financial results.
We believe that our focus on owning and operating leading local-content-oriented media properties in small to mid-size markets puts us in a position to better execute our strategy. We believe that being the leading provider of local news and information in the markets in which we operate and distributing that content across multiple print and digital platforms, gives us an opportunity to grow our audiences and reach. Further, we believe our strong local media brands and our in-market sales presence gives us the opportunity to expand our advertising and lead generation products with local business customers. For our SMB category, we focus on leveraging our strong local media brands, our in-market sales force and our high consumer penetration rates with a variety of products and services that we believe will help SMBs expand their marketing, advertising and other lead generation platforms.
Central to this business strategy is our wholly-owned subsidiary Propel Business Services (“Propel”). We launched Propel in 2012 and have seen rapid growth since then. Revenues have grown from $1 million in 2012 to $53.0 million in 2016. We believe Propel, combined with our strong local brands and in-market sales force, is in a position to continue as a key component to our overall organic growth strategy.
The opportunity Propel aims to seize upon is as follows:
There are approximately 27.9 million SMBs in the U.S. according to the 2011 U.S. Census data. Of these, approximately 26.7 million have 20 employees or less.
Many of the owners and managers of these SMBs do not have the resources or expertise to navigate the fast evolving digital marketing sector, but are increasingly aware of the need to establish and maintain a digital presence in order to stay connected with current and future customers.
Propel is designed to offer a complete set of turn-key digital marketing and business services to SMBs that provide transparent results to the business owners. In a recent acquisition we acquired a turn-key proprietary software that enables SMB owners to run their own digital and contact marketing campaigns; Propel continues to evolve to meet the needs of the full spectrum of SMBs. Propel provides four broad categories of services: building businesses a presence, helping businesses to be located by consumers online, engaging with consumers, and growing their customer base. Similarly, GateHouse Live, our event production business, specializes in delivering world class events for the media industry.
We believe our local media properties and local sales infrastructure are uniquely positioned to sell these digital marketing and business services to local business owners and give us distinct advantages, including:

•	our strong and trusted local brands, with 85% of our daily newspapers having been publishing local content for more than 100 years;

•	our ability to market through our print and online properties, driving branding and traffic; and

•	our more than 1,400 local, direct, in-market sales professionals with long standing relationships with small businesses in the communities we serve.
Our core products include:

•	125 daily newspapers with total paid circulation of approximately 1.4 million;

•	314 weekly newspapers (published up to three times per week) with total paid circulation of approximately 315,000 and total free circulation of approximately 1.9 million;

•	124 “shoppers” (generally advertising-only publications) with total circulation of approximately 3.0 million;

•	538 locally-focused websites, which extend our businesses onto the internet and mobile devices with approximately 224 million page views per month;

•	two yellow page directories, with a total distribution of approximately 230,000, that cover a population of approximately 411,000 people;

•	68 business publications; and

•	Propel digital marketing and business services.
In addition to our core products, we also opportunistically produce niche publications that address specific local market interests such as recreation, sports, healthcare and real estate. We also have a number of local and regional business-oriented publications that provide relevant and actionable news and analysis.
Our print and online products focus on the local community from a content, advertising, and digital marketing perspective. As a result of our focus on small and midsize markets, we are usually the primary, and sometimes, the sole provider of comprehensive and in-depth local market news and information in the communities we serve. Our content is primarily devoted to topics that we believe are highly-relevant and of interest to our audience such as local news and politics, community and regional events, youth sports, opinion and editorial pages, local schools, obituaries, weddings and police reports.
More than 85% of our daily newspapers have been published for more than 100 years and 100% have been published for more than 50 years. We believe that the longevity of our publications demonstrates the value and relevance of the local information that we provide and has created a strong foundation of reader loyalty and a highly-recognized media brand name in each community we serve. As a result of these factors, we believe that our publications have high local audience penetration rates in our markets, thereby providing advertisers with strong local market reach.
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
The revenues derived from our SMB category come from a variety of print and digital advertising products, business service products we offer through Propel, and commercial printing services. Our consumer revenue category comes primarily from subscription income as consumers pay for our deep, rich local contents, both in print and online, however primarily print today.
Our operating costs consist primarily of labor, newsprint, and delivery costs. Our selling, general and administrative expenses consist primarily of labor costs. Compensation represents just over 40% of our operating expenses. Over the last few years, we have worked to drive efficiencies through centralization of back office functions, outsourcing and leveraging our scale to purchase more effectively. Additionally, we have taken steps to cluster our operations, thereby increasing the usage of facilities and equipment while increasing the productivity of our labor force. We expect to continue to employ these steps as part of our business strategy.

New Media was formed as a Delaware corporation on June 18, 2013. New Media had no operations until November 26, 2013, when it assumed control of GateHouse Media, Inc. ("GateHouse" or "Predecessor") and Local Media Group Holdings LLC. GateHouse was determined to be the predecessor to New Media, as the operations of GateHouse comprised substantially all of the business operations of the combined companies. Pursuant to a restructuring, Newcastle Investment Corp. (“Newcastle”) owned approximately 84.6% of New Media until February 13, 2014, upon which date Newcastle distributed the shares that it held in New Media to its shareholders on a prorata basis. New Media is externally managed and advised by an affiliate of Fortress Investment Group LLC (“Fortress”).
Management Agreement
On November 26, 2013, New Media entered into a management agreement (the "Management Agreement") with FIG LLC (the "Manager") pursuant to which the Manager manages the operations of New Media. The annual management fee is 1.50% of New Media’s Total Equity (as defined in the Management Agreement), and the Manager is eligible to receive incentive compensation. On February 14, 2017, Fortress announced that it had entered into an Agreement and Plan of Merger (the “Merger Agreement”) with an affiliate of SoftBank Group Corp. (“SoftBank”), pursuant to which Fortress will become a wholly owned subsidiary of the SoftBank affiliate (the “Merger”). In connection with the Merger, Fortress will operate within SoftBank as an independent business headquartered in New York. Fortress’s senior investment professionals are expected to remain in place, including those individuals who perform services for us.
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
On January 9, 2015, we completed the acquisition of substantially all of the assets of Halifax Media Group for an aggregate purchase price of $285.4 million, including working capital and net of assumed debt. The acquisition included 24 daily publications, thirteen weekly publications, and five shoppers serving areas of Alabama, Florida, Louisiana, Massachusetts, North Carolina, and South Carolina with a daily circulation of approximately 635,000 and 752,000 on Sunday.
On March 18, 2015, we completed the acquisition of the assets of Stephens Media, LLC (“Stephens Media”) for an aggregate purchase price of $110.8 million, including working capital. The acquisition included nine daily newspapers, 35 weekly publications and fifteen shoppers serving communities throughout the United States with a combined average daily circulation of approximately 221,000 and 244,000 on Sunday.
On June 15, 2015 and September 23, 2015, we acquired substantially all the assets, properties and business of publishing/operating certain newspapers for an aggregate purchase price of $52.0 million, including working capital. The acquisitions included two daily newspapers, 28 weekly publications, and two shoppers serving Central Ohio and Southern Michigan.
During 2016, we acquired substantially all the assets and assumed substantially all of the liabilities of certain businesses, which included 68 business publications, seven daily newspapers, seven weekly publications, eleven shoppers, and digital platforms for an aggregate purchase price of $136.0 million, including estimated working capital.
Dispositions
On December 10, 2015, we completed the sale of the Las Vegas Review-Journal and related publications (initially acquired in the Stephens Media acquisition), which are located in Las Vegas, Nevada for an aggregate sale price of $140.0 million plus working capital adjustment of $1.0 million. As a result, a gain of $57.0 million is included in loss (gain) on sale or disposal of assets on the consolidated statement of operations and comprehensive income (loss) during the year ended December 27, 2015.

Subsequent Events
Acquisitions
On January 31, 2017, the Company completed the acquisition of substantially all of the assets of the Wooster Republican Printing Company ("WRPC") for $21.2 million in cash, plus working capital. We funded the acquisition with cash on hand. The publishing division of WRPC is comprised of five daily and eighteen weekly publications across northeastern Ohio with an average daily circulation of over 69,000.
Dispositions
On January 31, 2017, the Company announced the sale of the Medford, Oregon Mail Tribune and related assets for an aggregate sale price of $15.0 million, plus working capital. This sale is expected to close in the first quarter of 2017.
Debt
On December 30, 2016, the Company paid the outstanding balance under the Advantage Florida Debt (as defined below) in the amount of $10.0 million with cash on hand.
Dividends
On February 21, 2017, the Company announced a fourth quarter 2016 cash dividend of $0.35 per share of common stock, par value $0.01 per share, of New Media ("New Media Common Stock" or our "Common Stock"). The dividend will be paid on March 16, 2017, to shareholders of record as of the close of business on March 8, 2017.
Industry Overview
We operate in what is sometimes referred to as the “hyper-local” or community news market within the media industry. Media companies that serve this segment provide highly-focused local content and advertising that is generally unique to each market they serve and is not readily obtainable from other sources. Local publications include community newspapers, websites, shoppers, traders, real estate guides, special interest magazines and directories. Due to the unique local nature of their content and audience, community publications compete for advertising customers with other forms of traditional media, including direct mail, directories, radio, television, and outdoor advertising. They also compete with new local and national digital and social media businesses for advertising and digital and business services customers. We believe that local print and online publications in smaller markets are the most effective medium for local retail advertising, which emphasizes the price of goods in an effort to move inventory on a regular basis, in contrast to radio, broadcast and cable, television, and the internet, which are generally used for image or branding advertising. In addition, we believe local print and online publications generally have the highest local audience penetration rates, which allows local advertisers to get their message to a large portion of the local audience. Finally, national digital competitors tend to have no local in-market sales presence which we believe gives the local community publications an advantage when selling these types of products and services.
Locally-focused media in small and midsize communities is distinct from national and urban media delivered through outlets such as television, radio, metropolitan and national newspapers and the internet. Larger media outlets tend to offer broad based information to a geographically-scattered audience, which tends to be more of a commodity. In contrast, locally-focused media delivers a highly-focused product that is often the only source of local news and information in the market it serves. Our segment of the media industry is also characterized by high barriers to entry, both economic and social. Small and midsize communities can generally only sustain one newspaper. Moreover, the brand value associated with long-term reader and advertiser loyalty and the high start-up costs associated with developing and distributing content and selling advertisements, help to limit competition.
We also believe there is a growing need among small to mid-size businesses to be able to generate leads and interact with consumers across all the digital platforms, which takes many forms including websites, mobile sites, tablets and social media. These local business owners and managers lack the time, expertise and resources to capitalize on the potential of these consumer-reaching channels. National competitors in this category do not generally have a local in-market presence. Newly-formed competitors lack a known and credible brand name in addition to generally not having a local in-market presence. We believe this represents a substantial opportunity for our local media business.
Advertising Market
The primary sources of advertising revenue for local publications are small businesses, corporations, government agencies and individuals that reside in the market that a publication serves. By combining paid circulation publications with total market coverage (“TMC”) publications, such as shoppers and other specialty publications (tailored to the specific attributes of a local community), local publications are able to reach nearly 100% of the households in a distribution area. As macroeconomic conditions in advertising change, due to increasing internet and mobile usage and the wide array of available information sources, we have seen advertisers shift their focus to incorporate a digital advertising and services component into their overall local marketing strategy. To that end, in addition to printed products, the majority of our local publications have an online presence that further leverages the local brand, ensures higher penetration into the market, and provides a digital alternative for local advertisers to reach consumers. We also have strong digital marketing and business services offered through Propel.
Digital Media
The time spent online and on mobile devices each day by media consumers continues to grow and newspaper web sites offer a wide variety of content providing comprehensive, in-depth and up-to-the-minute coverage of news and current events. The ability to generate, publish and archive more news and information than most other sources has allowed newspapers to produce some of the most visited sites on the internet.
We believe that our local publications are well positioned to capitalize on their existing market presence and grow their total audience base by publishing proprietary local content digitally: via the internet and mobile applications. Local digital media include traditional classifieds, directories of business information, local advertising, databases, audience-contributed content and mobile applications. We believe this additional community-specific content will further extend and expand both the reach and the brand of our publications with readers and advertisers. We believe that building a strong local digital business extends the core audience of a local publication.
The opportunity created by the digital extension of the core audience makes local digital advertising an attractive complement for existing print advertisers, while opening up opportunities to attract new local advertisers that have not previously advertised with local publications. In addition, we believe that national advertisers have an interest in reaching buyers on a hyper-local level and, although they historically have not been significant advertisers in community publications, we believe that digital media offers them a powerful medium to reach local audiences. This opportunity is further enhanced by our behavioral-targeting products, which allow advertisers to reach specific demographics of our audience and follow that audience across multiple websites, delivering advertisements across the platforms. Further, digital marketing services businesses are poised to benefit from the rise in internet marketing spend, which grew 20% between 2014 and 2015, and 375% between 2005 and 2015, according to the 2015 IAB Internet Advertising Revenue Report issued in April 2016.
We believe that a strong digital business will enhance our revenues. In addition, we believe that we have the expertise and sales resources to help other businesses maximize their digital opportunities. Propel is designed to help SMBs utilize the digital space to generate leads, interact with consumers and grow their businesses. New Media’s digital and business services revenue derived from advertising, circulation, and other revenue has grown since the launch of Propel in 2012. New Media’s digital and business services revenue was $123.9 million for the year ended December 25, 2016, a 13.7% growth as compared with the same period in 2015, which had digital and business services revenue of $106.9 million. Of this, $53.0 million, or 42.8% of digital revenue for the year ended December 25, 2016 was attributable to Propel. See “Risk Factors—Risks Related to Our Business—We have invested in Propel, but such investments may not be successful, which could adversely affect our results of operations.”
We anticipate that the digital marketing and business services sector will continue to grow as SMBs move from print to digital marketing in connection with consumers spending more time online. According to the 2011 U.S. Census data, there are approximately 27.9 million SMBs in the US, 26.7 million of the SMBs have 20 employees or less, and these businesses are expected to spend $50.2 billion on digital marketing by 2017 (according to the 2016 U.S. Local Media Forecast by BIA/Kelsey). Owners of these businesses often lack the resources and expertise to navigate the digital marketing and business services sector. A study done by SCORE Association in 2014 indicated that 97% of consumers search for local businesses online, 49% of SMBs do not have a website, 93% are not mobile compatible, and 27% of SMBs with websites were found to not have a phone number on their home page. Propel offers SMBs digital and business services, including website design, search engine optimization, mobile apps, social media, retargeting and other advertising services. We believe that Propel is well positioned to assist SMBs in the digital space and expect Propel to contribute meaningfully to future revenue growth. Propel is also able to leverage our local media properties and local sales infrastructure to give us distinct advantages, including:

•	our strong and trusted local brands, with 85% of our daily newspapers having been publishing local content for more than 100 years;

•	our ability to market through our print and online properties, driving branding and traffic; and

•	our more than 1,400 local, direct, in-market sales professionals with long standing relationships with small businesses in the communities we serve.
Circulation

Overall daily newspaper print circulation, including national and urban newspapers, has been declining over the past several years. Small and midsize local market newspapers have generally had smaller declines and more stability in their paid print circulation volumes due to the relevant and unique hyper-local news they produce combined with less competition than larger markets. In addition, we believe this unique and valuable hyper-local content along with the multiple delivery platforms that are now available will allow smaller market newspapers to continue to raise prices, leading to stable circulation revenues. Data and technology now available to newspaper companies allow them to target pricing more at the household level rather than purely by market. This will lead to more effective pricing strategies and enhance stability for circulation revenues.
Our Strengths
High Quality Assets with Leading Local Businesses. Our publications benefit from a long history in the communities we serve as one of the leading, and often sole, providers of comprehensive and in-depth local content. More than 85% of our daily newspapers have been published for more than 100 years, and 100% have been published for more than 50 years. This has resulted in brand recognition for our publications, reader loyalty and high local audience penetration rates, which are highly valued by local advertisers. We continue to build on long-standing relationships with local advertisers and our in-depth knowledge of the consumers in our local markets. We believe our local news content is unique and highly valued by consumers who live in our markets, and there are limited, and in some cases no competing, sources of local content for our target customers.
Large Locally Focused Sales Force. We have large and well known “in-market” local sales forces in the markets we serve, consisting of over 1,400 sales representatives, including 50 dedicated to Propel and 14 third-party sales affiliations. Our sales forces are generally among the largest locally-oriented media sales forces in their respective communities. We have long-standing relationships with many local businesses and have the ability to be face to face with most local businesses due to these unique characteristics we enjoy. We believe our strong brands combined with our “in-market” presence give us a distinct advantage in selling and growing in the digital services sector given the complex nature of these products. We also believe that these qualities provide leverage for our sales force to grow additional future revenue streams in our markets, particularly in the digital sector.
Ability to Acquire and Integrate New Assets. We have created a national platform for consolidating local media businesses and have demonstrated an ability to successfully identify, acquire and integrate local media asset acquisitions. Together with our predecessor, we have acquired over $2.3 billion of assets since 2006, including traditional newspaper, business publication, business services and directory businesses. We have a scalable infrastructure and platform to leverage for future acquisitions.
Scale Yields Operating Profit Margins and Allows Us to Realize Operating Synergies. We believe we can generate higher operating profit margins than our publications could achieve on a stand-alone basis by leveraging our operations and implementing revenue initiatives, especially digital initiatives, across a broader local footprint in a geographic cluster and by centralizing certain back-office production, accounting, administrative and corporate operations. We also benefit from economies of scale in the purchase of insurance, newsprint and other large strategic supplies and equipment. Finally, we have the ability to further leverage our centralized services and buying power to reduce operating costs when making future strategic accretive acquisitions.
Local Business Profile Generates Significant Cash Flow. Our local business profile allows us to generate significant recurring cash flow due to our diversified revenue base and high operating profit margins and maintaining our low capital expenditure and working capital requirements. As of December 25, 2016, our debt structure consists of the New Media Credit Agreement and Advantage Credit Agreements (as defined below). We believe that we have the ability to generate significant free cash flow that has the potential to lead to stockholder value creation through our investments in organic growth, investments in accretive acquisitions and the return of cash to stockholders in the form of dividends, subject to satisfactory financial performance, approval by our Board of Directors and dividend restrictions in the New Media Credit Agreement. We further believe the strong cash flows generated and available to be invested will lead to consistent future dividend growth.
Experienced Management Team. Our senior management team is made up of executives who have an average of over 25 years of experience in the media industry, including strong traditional and digital media expertise. Our executive officers have broad industry experience with regard to both growing new digital and business services lines and identifying and integrating strategic acquisitions. Our management team also has key strengths in managing geographically dispersed teams, including the sales force, and identifying and centralizing duplicate functions across businesses leading to reduced core infrastructure costs.
Our Strategy
We intend to create stockholder value through a variety of factors including organic growth driven by our consumer and SMB strategies, pursuing attractive strategic acquisitions of high-quality local media assets, and through the distribution of a substantial portion of our free cash flow generated from operations and other sources as a dividend, subject to satisfactory financial performance, approval by our Board of Directors and dividend restrictions in the New Media Credit Agreement. However, there is no guarantee that we will be able to accomplish any of these strategic initiatives.
A key component of our strategy is to acquire and operate traditional local media businesses and transform them from print-centric operations to dynamic multi-media operations through our existing online advertising, digital marketing and business services. We will also leverage our existing platform to operate these businesses more efficiently. We believe all of these initiatives will lead to revenue and cash flow growth for New Media. We intend to distribute a substantial portion of our free cash flow generated from operations and other sources as a dividend to stockholders, through a quarterly dividend, subject to satisfactory financial performance, approval by our Board of Directors and dividend restrictions in the New Media Credit Agreement. The Board of Directors’ determinations regarding dividends will depend on a variety of factors, including the Company’s GAAP net income, free cash flow generated from operations or other sources, liquidity position and potential alternative uses of cash, such as acquisitions, as well as economic conditions and expected future financial results. The key elements of our strategy include:
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
Grow Our Digital Marketing and Business Services. We plan to continue to scale and expand our digital marketing and business services platform, Propel. We believe Propel will allow us to sell digital marketing and business services to SMBs both in and outside of existing New Media markets. The SMB demand for digital and business service solutions is great and represents a rapidly expanding opportunity. According to the 2011 U.S. Census data, there are approximately 27.9 million SMBs in the U.S. and, according to a 2015 U.S. Local Media Forecast by BIA/Kelsey, digital revenues are expected to grow to $50.2 billion in 2017, representing a 13.6% growth rate. Owners of SMBs often lack the resources and expertise to navigate the digital marketing services sector, with 49% of SMBs not having a website and 93% not having mobile-friendly websites according to a SCORE Association Small Business Study in 2014. We believe local SMBs will turn to our trusted local media brands to help them navigate through developing their digital marketing presence and business strategy. We believe our local media properties and local sales infrastructure gives us a distinct advantage to being the leading local provider of digital marketing and business services.
Pursue Strategic Accretive Acquisitions. We intend to capitalize on the highly fragmented and distressed local print industries which have greatly reduced valuation levels. We continue to expect to focus our investments primarily in the local newspaper sector in small to mid-size markets. We believe we have a strong operational platform as well as scalable digital marketing and business services. This platform, along with deep industry specific knowledge and experience that our management team has can be leveraged to reduce costs, stabilize the core business and grow digital revenues at acquired properties. The size and fragmentation of the addressable print media market place in the United States, the greatly reduced valuation levels that exist in these industries, and our deep experience make this an attractive place for our initial consolidation focus and capital allocation. Over the longer term we also believe there may be opportunity to diversify and acquire these types of assets internationally, as well as other traditional local media assets such as broadcast TV, out of home advertising (billboards) and radio, in the United States and internationally. We also believe there may be opportunities to acquire other strong businesses that have strong local brands and local sales infrastructure or digital product companies, both of which could quickly scale our digital marketing and business services platform.
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
New Media intends to focus its business strategy on building its digital marketing and business services and growing its online advertising business. With its improved capital structure and digital focus, combined with its strengths and strategy and dividend strategy, we believe that New Media will be able to grow stockholder value. However, there can be no assurance of this. See “Risk Factors” under Item 1A of this Annual Report on Form 10-K.

Challenges
As a publisher of locally-based print and online media, we face a number of challenges, including the risks that:

•	the growing shift within the publishing industry from traditional print media to digital forms of publication may compromise our ability to generate sufficient advertising revenues;

•	investments in growing our digital and business services may not be successful, which could adversely affect our results of operations;

•	our advertising and circulation revenues may decline if we are unable to compete effectively with other companies in the local media industry; and

•	we may not be able to successfully acquire local print media assets at attractive valuations due to a rise in valuations from a more competitive landscape of acquirers.
For more information about New Media’s risks and challenges, see “Risk Factors” under Item 1A of this Annual Report on Form 10-K.
Products
Our product mix consists of four publication types: (i) daily newspapers, (ii) weekly newspapers, (iii) shoppers and (iv) niche publications. Most of these publications have a digital presence as discussed in the following table. Some of the key characteristics of each of these types of publications are also summarized in the table below:

	Daily Newspapers	Weekly Newspapers	Shoppers	Niche and Business Publications
Cost:	Paid	Paid and free	Paid and free	Paid and free

Distribution:	Distributed four to seven days per week	Distributed one to three days per week	Distributed weekly	Distributed weekly, monthly or on annual basis

Format:	Printed on newsprint, folded	Printed on newsprint, folded	Printed on newsprint, folded or booklet	Printed on newsprint or glossy, folded, booklet, magazine or book

Content:	50% editorial (local news and coverage of community events, some national headlines) and 50% ads (including classifieds)	50% editorial (local news and coverage of community events, some national headlines for smaller markets which cannot support a daily newspaper) and 50% ads (including classifieds)	Almost 100% ads, primarily classifieds, display and inserts	Niche content and targeted ads (e.g., Chamber of Commerce city guides, tourism guides and special interest publications such as, seniors, golf, real estate, calendars and directories)

Income:	Revenue from advertisers, subscribers, rack/box sales	Paid: Revenue from advertising, subscribers, rack/box sales	Paid: Revenue from advertising, rack/box sales	Paid: Revenue from advertising, rack/box sales

		Free: Advertising revenue only, provide 100% market coverage	Free: Advertising revenue only, provide 100% market coverage	Free: Advertising revenue only

Internet Availability:	Maintain locally oriented websites, mobile sites and mobile apps, for select locations	Major publications maintain locally oriented websites and mobile sites for select locations	Major publications maintain locally oriented websites	Selectively available online
Overview of Operations
We operate in four publication groups: Eastern US Publishing, Central US Publishing, Western US Publishing and BridgeTower. We also operate over 538 related websites. The following circulation statistics are estimated by our management as of December 25, 2016.

The following table sets forth information regarding our publications:

	Number of Publications			Circulation (1)
Operating Group	Dailies	Weeklies	Shoppers and Other	Paid	Free	Total Circulation
Eastern US Publishing	42	147	19	934,173	1,380,230	2,314,403
Central US Publishing	36	70	41	449,480	2,294,622	2,744,102
Western US Publishing	47	97	64	375,185	1,268,444	1,643,629
BridgeTower	12	23	33	74,018	162,461	236,479
Total	137	337	157	1,832,856	5,105,757	6,938,613

(1)	Circulation statistics are estimated by our management as of December 25, 2016.
Eastern US Publishing. Eastern US Publishing operates in six publication group clusters: in the North East, the (1) New England Publishing Group, (2) Cape Publishing Group, (3) Providence Group, (4) Mid-Atlantic Publishing Group, and in the South East, the (5) South Atlantic Publishing Group, and (6) Coastal Publishing Group.
New England Publishing Group. We are one of the largest community newspaper publishers in Massachusetts by number of daily publications and also publish a large concentration of weekly newspapers, serving 108 communities in markets across eastern Massachusetts. The three largest daily newspapers in this region are: The Patriot Ledger (founded in 1837 with circulation of 19,496), the Enterprise (founded in 1880 with circulation of 11,415) and the MetroWest Daily News (founded in 1897 with circulation of 9,962). We also have over 170 websites, with more than 4.5 million combined monthly unique visitors in Massachusetts.
Many of the towns within our Massachusetts footprint were founded in the 1600s and our daily and weekly newspapers in the region have long been institutions within these communities. In fact, our Massachusetts publications have 29 daily and weekly newspapers that are over 100 years old. The Boston designated market area (“DMA”) is the eighth largest market in the United States with 2.6 million households and 6.6 million people, and ranks first nationally in concentration of colleges and universities. Massachusetts has more than 1.3 million households in the region earning greater than $75,000, and a substantial homeownership rate. We reach 1.4 million readers in the eastern Massachusetts market. Eastern Massachusetts is also an employment center for technology, biotechnology, healthcare and higher education.
Cape Publishing Group. This cluster includes Worcester, Massachusetts, the Cape Cod Media Group, the Southcoast Media Group and the Seacoast Media Group.
In Worcester, Massachusetts, the Telegram & Gazette has been the premier daily newspaper in Central Massachusetts since 1866. The Telegram & Gazette, with daily circulation of 33,154 and its website, telegram.com, covers all of Worcester county, as well as surrounding areas including editorial coverage and distribution in over 60 towns which represents over 20% of the towns in the state of Massachusetts. Coverage is in our primary market of Worcester county with secondary focus in Middlesex and Hampden counties. In addition, Coulter Press, publishers of two paid weeklies, The Item and The Banner, is older than Clinton, Massachusetts, the town it calls home. The Item, covering Clinton, Lancaster, Sterling, Bolton, Berlin and Boylston, was founded in July 1893, more than 120 years ago.
The Cape Cod Media Group publishes one paid daily, one paid weekly newspaper and one shopper. The flagship publication of the Cape Cod Media Group is the Cape Cod Times. The Cape Cod Times, with a daily circulation of 28,442 is the premier daily and Sunday local paper on Cape Cod. A new destination website was launched in February 2016, capecodonline.com, with over 134,194 monthly page views and 76,491 monthly unique visitors. In 2016, the Cape Cod Times was chosen as a finalist for the EPPY Award by Editor & Publisher. The Barnstable Patriot, the paid weekly newspaper, has a weekly circulation of 1,817.
The Southcoast Media Group publishes one paid daily newspaper, four paid weekly newspapers and two shoppers. The flagship publication of the Southcoast Media Group is the Standard-Times. The Standard-Times, with a daily circulation of 15,404, is the premier daily and Sunday local paper in the New Bedford, MA area. The other paid weeklies, the Spectator, the Chronicle, the Middleboro Gazette and the Advocate, have weekly circulations of 2,466, 8,202, 2,464 and 522, respectively.
The Seacoast Media Group publishes two paid daily and seven paid weekly newspapers. The flagship publication of the Seacoast Media Group is the Portsmouth Herald. The Portsmouth Herald, with a daily circulation of 6,254, is the premier daily and Sunday local paper in coastal New Hampshire. The Hampton Union and the Exeter News-Letter are weeklies with circulations of 1,643 and 1,992, respectively. The York County Coast Star and the York Weekly in southern Maine have weekly circulations of 1,953 and 1,369, respectively. In addition, the group publishes Foster’s Daily Democrat, 7,022 circulation, and the Rochester (NH) Times and Sanford (ME) News, both paid weeklies. Seacoast Sunday is a regional Sunday newspaper for the entire market with circulation of 9,155 and is the second largest Sunday paper in New Hampshire. EDGERadio, a new streaming local news and entertainment radio station was launched in June at Portsmouth Herald. More than 15,000 had tuned in to the station since launched.
Providence Group. This cluster includes the Providence Journal, the Nantucket Island Media Group, and Norwich, Connecticut.
In Providence, Rhode Island, is our Pulitzer Prize winning publication The Providence Journal, which publishes one paid daily newspaper and one shopper. The Providence Journal is the preeminent newspaper in the state of Rhode Island and the oldest continuously-published daily newspaper in the United States. Its market includes all of Rhode Island as well as seven cities and towns in Bristol county Massachusetts with a daily circulation of 76,671. In 2016, The Providence Journal’s series “Race in Rhode Island” won a National Association of Black Journalists Salute to Excellence award. With an evolving digital platform, the market’s top local media website providencejournal.com offers an online source for award-winning news, sports, lifestyles, entertainment, editorials, and more and has monthly page views of over 7.1 million. The destination website, rhodeisland.com, launched in July shows continued audience growth with over 13,747 monthly page views and 8,495 monthly unique visitors.
The Nantucket Island Media Group publishes The Inquirer and Mirror. With a weekly circulation of 6,201, it has the largest circulation of any island newspaper.
Our Norwich, Connecticut publication, The Bulletin, with a daily circulation of 8,954, diversifies this group as the eastern Connecticut economy differs from the nation and New England markedly. Primary economic drivers include casinos, military submarine manufacture and pharmaceutical research. Major industrial employers in the region include General Dynamics, Pfizer, Dow Chemical, Dominion Resources and the United States Navy.
Mid-Atlantic Publishing Group. This cluster includes the Hudson Valley Media Group, the Pocono Mountains Media Group, Delaware and the Honesdale cluster.
The Hudson Valley Media Group publishes one paid daily, two free weekly newspapers, and one shopper. The flagship publication of the Hudson Valley Media Group is the Times Herald-Record. With a daily circulation of 41,583, the Times Herald-Record is the premier daily newspaper serving Orange, Ulster and Sullivan counties in New York and Pike county, Pennsylvania. The Pocono Mountains Media Group publishes one paid daily, one free weekly newspaper, and one shopper. The flagship publication of the Pocono Mountains Media Group is the Pocono Record. The Pocono Record, with a daily circulation of 12,293, is the premier daily and Sunday local paper in the Pocono Mountains area. The Hudson Valley Media group’s commercial print division publishes 120 weekly, bi- weekly and monthly publications. They are endorsed by both NY and NJ Newspaper Publisher Association groups. Hudson Valley Media also produces Orange and Ulster Magazine. Both are perfect bound glossy magazines.
In Delaware, we publish six weekly newspapers and various specialty papers that cover most of the state of Delaware and range from suburban Wilmington in the north to Central Sussex County at the southern end of the state. Circulation for the cluster is primarily free and totals approximately 50,583 weekly.
Our Honesdale cluster, approximately 30 miles from Scranton, Pennsylvania, consists of six publications in the cities of Honesdale, Carbondale, Moscow and Hawley, Pennsylvania. The cluster was created from our daily and shopper operations in Honesdale and later supplemented by our acquisition of one bi-weekly and one shopper in Hawley as well as one weekly in Carbondale and another in Moscow. Local employers include Wayne Memorial Health Systems, Woodloch Pines Resort and various school districts, colleges, medical providers, state/federal prisons and governmental agencies.
South Atlantic Publishing Group. This cluster includes publications in North Carolina, South Carolina, Tennessee and Virginia.
The North Carolina cluster publishes eleven daily newspapers and two weekly newspapers. In western North Carolina, we publish the Times-News in Hendersonville (daily circulation of 8,635). Our Piedmont newspapers include The Star in Shelby (daily circulation of 7,596) and The Gaston Gazette in Gastonia (daily circulation of 23,543). Central North Carolina newspapers include The Dispatch in Lexington (publishing six days per week with daily circulation of 5,414), Times-News in Burlington (daily circulation of 13,328), and The Courier Tribune in Asheboro (publishing six day per week with daily circulation of 7,246), and The Fayetteville Observer in Fayetteville (daily circulation of 32,768, as well two weekly publications and a shopper). Coastal publications in North Carolina include The Free Press in Kinston (daily circulation of 5,285), Sun Journal in New Bern (daily circulation of 9,295), The Daily News in Jacksonville (daily circulation of 10,831), and Star News in Wilmington (daily circulation of 26,540). The Star News was named a 2016 “10 Newspapers That Do It Right” by Editor & Publisher.

In South Carolina we operate one daily publication, Spartanburg Herald-Journal, with a daily circulation of 20,708. Spartanburg is the largest city, and the county seat of, Spartanburg county. The Herald-Journal’s primary distribution area is Spartanburg and Union counties.
In Tennessee, we publish two daily publications. The Columbia Daily Herald in Columbia has a daily circulation of 7,007 and publishes six days a week (Sunday through Friday). The Columbia Daily Herald serves Maury county, Tennessee and the surrounding Middle Tennessee region, and also publishes one weekly newspaper and one shopper. The Oak Ridger in Oak Ridge, Tennessee has a daily circulation of 3,042 and serves Anderson county, Tennessee.
In Petersburg, Virginia our daily publication is The Progress-Index, with daily circulation of 6,158, which covers the three cities of Petersburg, Colonial Heights and Hopewell, along with the counties of Chesterfield, Dinwiddie and Prince George.
Coastal Publishing Group. This cluster includes publications in Florida and Alabama.
The Florida cluster publishes nine daily newspapers, ten weekly newspapers, and four shoppers. On the West Coast of Florida serving Sarasota and Manatee counties is the Pulitzer Prize winning Herald-Tribune with daily circulation of 52,596 which operates a family of digital products anchored by the successful heraldtribune.com website that receives monthly page views of over 6.0 million. In 2016, the Herald-Tribune won the Pulitzer Prize for investigative reporting and an EPPY Award by Editor & Publisher.
On Florida’s east coast in Daytona Beach is our daily publication The Daytona Beach News-Journal, which serves Volusia and Flagler counties with a daily circulation of 49,351. The Daytona Beach News-Journal also publishes four shoppers with a total combined circulation of 182,094 and operates a successful website news-journalonline.com that receives monthly page views of over 5.0 million. To the north is our two-time Pulitzer Prize winning daily publication, The Gainesville Sun, with daily circulation of 21,334 and monthly page views of 5.0 million. The Gainesville Sun also produces GatorSports.com, our University of Florida athletics free website which has approximately 1.8 million monthly page views. To the south of Gainesville in the middle of Marion county is our daily publication, Ocala Star Banner, with daily circulation of 21,683. The Ocala Star Banner also publishes a successful website ocala.com which receives monthly page views of over 4.4 million and monthly unique visitors over 418,356. In Central Florida, The Ledger in Lakeland has daily circulation of 33,468 and operates a robust commercial print operation generating millions of dollars a year. The Ledger’s website, theledger.com, receives over 4.5 million monthly page views and over 676,445 monthly unique visitors. Also in Central Florida, our Leesburg publication the Daily Commercial, with its daily circulation of 14,053, covers a region known for seaplanes, upscale retirement living and rural small towns. Located in an area contiguous to Orlando, the Daily Commercial also publishes a weekly newspaper, South Lake Press and two websites that are enjoying significant audience growth.
In the northwest Florida panhandle, we publish two dailies and eight weeklies across a ten-county area stretching from Franklin in the east to Santa Rosa in the west, and north to the state line. Our daily in the East, the Panama City News Herald, with daily circulation of 14,254, was awarded a Pulitzer Prize in 1962 for investigative journalism and in 2015 won 20 awards in two statewide contests. It also operates a growing website, newsherald.com, which receives over 1.8 million monthly page views and over 228,106 monthly unique visitors. The destination website, destin.com, launched in June has over 34,581 monthly page views and 22,363 monthly unique visitors. Another destination website launched in July, the emeraldcoast.com, has also had significant website traffic with over 7,884 monthly page views and 6,370 monthly unique visitors.
To the west in Fort Walton Beach, the Northwest Florida Daily News, with a circulation of 16,900 also has a successful website, nwfdailynews.com that receives monthly page views of over 9.2 million and 560,546 monthly unique visitors. In Alabama we publish two daily publications; The Tuscaloosa News and The Gadsden Times. Our Pulitzer Prize winning, daily publication, The Tuscaloosa News, has daily circulation of 17,638 and a successful website tuscaloosanews.com with more than 2.2 million page views per month. The Tuscaloosa News also publishes tidesports.com, a paid subscription-based website that focuses on University of Alabama athletics. With daily circulation of 9,889, The Gadsden Times is the oldest continually operating business in Etowah county.
The following table sets forth information regarding the number of publications and production facilities in the Eastern US Publishing:

	Publications			Production Facilities
State of Operations	Dailies	Weeklies	Shoppers
Massachusetts	9	108	5	2
Florida	9	10	4	6
North Carolina	11	8	3	4
New Hampshire	2	5	—	2
New York	1	2	1	1
Pennsylvania	2	4	3	—
Maine	—	3	—	—
Tennessee	2	1	1	—
Alabama	2	—	—	1
Connecticut	1	—	1	—
Virginia	1	—	—	1
Delaware	—	6	—	1
Rhode Island	1	—	1	1
South Carolina	1	—	—	1
Total	42	147	19	20
Central US Publishing. Our Central US Publishing operates in the states of Illinois, Ohio, New York, Michigan, Pennsylvania, and West Virginia.
From the western shore of Lake Michigan to the eastern shore of the Mississippi River and running over 400 miles north to south, Illinois is a picture of manufacturing, agricultural and recreational diversity. Coupled with major daily newspapers from our publications in Rockford, Peoria, and the state capital of Springfield, we are the largest publishing company in Illinois. Fourteen paid daily newspapers, 15 paid weekly newspapers, and 16 shoppers provide coverage across the state which, is supported by three print production facilities.
Approximately 85 miles to the west of Chicago, Illinois is the Rockford Register Star supported by its 24,450 daily and 34,050 Sunday paid circulation base and its TMC product The Weekly, that mails over 120,000 copies. The Rockford Register Star operates successful websites that receives monthly page views of over 2.5 million.
The Journal (Freeport, IL) Standard is published Tuesday through Sunday. The newspaper’s coverage area includes Caroll, Jo Daviess, Ogle and Stephenson counties. The newspaper has a daily circulation of 5,315 and Sunday of 6,104. The Journal Standard also publishes a website journalstandard.com and receives monthly page views of over 770,000 and monthly unique visitors over 116,000.
The Peoria Journal Star with its daily paid circulation of 47,570 is the leading newspaper in Peoria, Tazewell and Woodford counties and is also distributed in an additional 17 surrounding counties. There are two shoppers-The Marketplace and Pekin Extra-which have a combined weekly circulation of 103,511. The Peoria facility provides print services to our neighboring New Media publications and commercial printing for Lee Enterprises’ The Pantagraph. The market includes manufacturing facilities for Caterpillar and Komatsu, and higher education at Bradley University, Illinois Central College and Midstate College. Peoria has a large medical community including OSF Healthcare, UnityPoint Health - Methodist, UnityPoint Health - Proctor, University of Illinois College of Medicine, Children’s Hospital of Illinois and St. Jude Children’s Hospital Midwest Affiliate. It has agricultural facilities Archer Daniels Midland, LG Seeds and the USDA Ag Lab. The Journal Star has pjstar.com and pjstar.mobi with combined monthly page views of over 4.5 million per month. The combined monthly unique visitors are over 716,000.
The Springfield State Journal-Register with a daily paid circulation of 24,059 and a paid Sunday circulation of 32,145 covers the state capital of Illinois. The daily paid circulation includes a branded edition of 1905 of the Lincoln Courier. The State Journal-Register also has successful web sites with monthly unique visitors of more than 550,000 and page views of more than 4.2 million. In addition to being the state Capital, Springfield is home incredible multi-national companies such as to Bunn, Brandt and LRS. The University of Illinois - Springfield is one of three campuses for the world-class University of Illinois. The healthcare industry is a top employer and has solidified Springfield as a primary provider of services in Illinois with Memorial Health Systems, St John’s Hospital and Southern Illinois’s School of Medicine among the best healthcare providers in the nation. Our core market includes a population of over 240,000, and the average household income is $74,814.

In Columbus, Ohio, our Dispatch Media Group operates a variety of print and digital news and information brands.  The flagship brand is The Columbus Dispatch with a daily circulation of over 107,000 and a Sunday circulation of 175,084.  Other affiliates of Dispatch Media Group include ThisWeek Community Newspapers (a group of 25 weekly community publications) with a weekly distribution of 313,203, Columbus Parent, alive!, Propel/DMG (with more than 21 Central Ohio websites), Columbus Monthly, Columbus CEO, On Target Marketing/TheBAG, and other specialty magazine publications, including Columbus Weddings, CityGuide, and Restaurant Guide and a show division that produces The Columbus Dispatch Home & Garden Show, Columbus Weddings Show and The Fall Home & Garden & Holidayfest in central Ohio.  Through its print & digital operations, Dispatch Media Group properties reach over 1.5 million adults in central Ohio every month and the websites averaged over 10 million page views per month in 2016.
The Central Ohio cluster is anchored in Canton, Ohio and covers Stark and Tuscarawas counties. It is comprised of three daily newspapers, three weekly publications and a monthly magazine. The Repository is a 37,791 daily newspaper that covers the entire area of Stark County. The (Dover New Philadelphia) Times Reporter is a 12,745 daily publication located 40 miles south of Canton in Tuscarawas County. The (Massillon) Independent is a 6,886 circulation daily that circulates in western Stark county. The Suburbanite is a 30,000 weekly publication that circulates in the affluent northern Stark county and southern Summit county area. Rounding out The Suburbanite family is the North Canton Suburbanite and Jackson Suburbanite, weeklies with circulation of 18,000 and 12,500 respectively. About Magazine is the flagship of a robust magazine division. The lifestyle magazine reaches 35,000 household monthly. The Ohio facility also provides commercial print services to the New York Times and several regional publications. The Central Ohio cluster has very successful web sites with more than 5.6 million combined monthly page views and more than 930,000 monthly unique visitors. Together the newspapers and web sites dominate their local markets.
Central New York is anchored by the Observer-Dispatch in Utica, New York which has circulation of 21,552 daily and 26,507 Sunday subscribers. The Utica operations include one daily and one weekly newspaper in Hamilton. Utica also has web sites with combined monthly unique visitors of more than 340,000. In addition to the Observer-Dispatch, Times-Telegram, which has a daily circulation of 2,679 covering both the towns of Herkimer and Little Falls, rounds out our coverage in the Mohawk Valley.
Also in New York we operate and own a combination of sixteen publications in Suburban Rochester that span four counties and have a combined circulation of 102,967. This market has a tourism industry and is known for boutique wineries and recreational activities. The flagship of Messenger Post Media is the 7,561 circulation Daily Messenger in Canandaigua.
In southwestern New York, our operations are centered around five publications based in Steuben County. In Corning, The Leader, a 5,099 circulation daily newspaper, dominates the eastern half of the county and shares its hometown namesake with Corning Incorporated. The Evening Tribune in Hornell circulates six days a week throughout the western half of the county. Situated directly between these two dailies in the county seat of Bath is the 11,130 circulation Steuben Courier, a free-distribution weekly. The Pennysaver Plus, a standalone shopper, solidifies this flagship group.
We also have a strong presence in the print advertising markets in three other New York counties that surround Steuben. In Allegany County to the west, the Wellsville Daily Reporter and its shopper, the Pennysaver Plus in Wellsville, cover most households. In Livingston County to the north, the Pennysaver Plus and the Genesee Country Express complement one another with combined circulation of 23,988. In Yates County to the north and east, The Chronicle-Express and Chronicle Ad-Visor shopper distribute weekly to nearly 13,080 households centered around the county seat of Penn Yan.
In nearby Chemung County, the 15,000 circulation Horseheads Shopper anchors our presence in this area. The majority of the southwestern New York cluster parallels Interstate 86 across the central southern tier of New York State, which is benefiting from continued improvement and expansion under an omnibus federal highway appropriations bill. Moreover, the cluster has several colleges and universities nearby, including Cornell University, Ithaca College, Elmira College and Corning Community College.
We have a strong presence in southern Michigan where six of our dailies, Adrian, Monroe, Coldwater, Holland, Hillsdale and Sturgis, along with one weekly and seven shoppers blanket the southern tier of the state and into Indiana. The 15,850 Sunday circulation Holland Sentinel is the flagship publication of the group. This area has several large employers, including Delphi, ConAgra, Tecumseh Products, Kellogg, JCI, Herman Miller, Hayworth, Gentex, Jackson State Prison, and a number of colleges and universities. Monroe News boasts a 37,133 Sunday circulation that includes verified target bonus distribution. Daily, the Monroe News publishes 12,909 copies and is situated on Lake Erie. Monroe is the headquarters for La-Z-Boy and Tenneco Corporation. The Michigan Group also publishes several magazines including Shoreline Magazine with 10,000 circulation, and Monroe Magazine with 9,000 circulation.

Our Pennsylvania/West Virginia cluster includes dailies in Erie and Waynesboro, Pennsylvania, Keyser and Ripley, West Virginia. We also have two weeklies in Ripley and a commercial printing operation in Ravenswood, West Virginia. The Erie Times-News in Erie, Pennsylvania has circulation of 34,301 Daily and 47,446 Sunday. The Erie Times-News operates one daily newspapers covering Erie, Crawford and Warren counties. Erie also operates GoErie.com. This web site has over 563,000 unique visitors a month and over 4.0 million page views.
The communities we serve in Central US Publishing are largely rural but also support educational institutions, government agencies (including prisons and military bases), tourism, veterinary medicine and ethanol and agricultural chemical manufacturing. The area also includes automotive (including recreational vehicles), boat, home construction products and furniture manufacturing businesses.
The following table sets forth information regarding the number of publications and production facilities in Central US Publishing:

	Publications			Production Facilities
State of Operations	Dailies	Weeklies	Shoppers
Illinois	14	21	16	4
Ohio	4	28	2	3
New York	6	16	9	2
Michigan	9	2	11	3
Pennsylvania	2	1	1	2
West Virginia	1	2	2	1
Total	36	70	41	15
Western US Publishing. Western US Publishing operates in the states of Missouri, Arkansas, Texas, California, Kansas, Iowa, Louisiana, Minnesota, Oklahoma, Colorado, Nebraska, Oregon and North Dakota.
The greatest concentration of circulation and market presence in Missouri is in the northern part of the state where we operate six daily newspapers, four weekly newspapers and five shoppers. We serve the 22,000 square mile area from Hannibal, on the state’s eastern border, to the western border and from Columbia in the south to the Iowa border in the north. Local employers include the University of Missouri and other colleges, local and federal governments, State Farm Insurance and 3M.
Operating in the county seat of Boone County, the Columbia Tribune strengthens the market presence in Missouri where we operate a daily newspaper and two shoppers. Columbia, Missouri has an estimated population of 110,108 in 2015 and has three local colleges: University of Missouri, Stephens College and Columbia College.
Our southern Missouri operations are clustered around Lake of the Ozarks. With one of the largest lakes in the state, the area boasts over 70,000 vacation homes and receives over 3,000 boats on the lake during Fourth of July weekend alone. One of the premiere vacation spots, the Lake of the Ozarks has numerous golf courses including the Lodge of Four Seasons, a Championship Robert Trent Jones course, as well as the Osage National Golf Club, with an Arnold Palmer layout. Located midway between Kansas City and St. Louis and approximately 90 miles from Springfield, Missouri, our three daily newspapers, six weekly newspapers and three shoppers that serve the Lake of the Ozarks area reach approximately 165,000 people.
Located in southwest Missouri and southeast Kansas is our Joplin cluster with three daily and seven weekly newspapers and four shoppers, serving a population of approximately 170,000. There are several colleges and universities in the area, a National Guard Fort, several large medical centers and a diverse mix of retail businesses, including the 120-store Northpark Mall.
This group also includes our Kansas City cluster with eight publications (two daily and four weekly newspapers and two shoppers) located in the eastern Kansas city of Leavenworth and in Independence, Missouri. The Leavenworth Times was one of our original daily newspapers and the balance of the cluster was acquired afterward. In addition, we secured the military publication, The Fort Leavenworth Lamp, in Fort Leavenworth. The Kansas City cluster is home to several prominent companies, including Hallmark, H&R Block, Sprint, Cerner, Garmin, and the University of Kansas.
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

To further the market presence in the Wichita area, we have acquired the former Harris publications in Kansas. These titles include the Hutchinson News, the Salina Journal, the Garden City Telegram, the Hays Daily News, and the Ottawa Herald, and the Burlington Hawk Eye in Burilington, Iowa. All publish daily except the Ottawa paper, which publishes three days a week. Together, these publications reach over 83,000 people and are home to points of interest such as the Salt Mines and the Kansas Cosmosphere and Space Center which houses the Apollo 13 command module and numerous rockets.
Also located in the southwest is our operation in the state of Texas, with 27 publications (four daily, nine weekly newspapers, and thirteen shoppers). The group based in Texas consists of two distinct operations. The first is a collection of small-market dailies and companion publications in central Texas in the towns of Stephenville, Brownwood and Waxahachie. The second is a well-established shopper group serving the growing cities of the Rio Grande Valley in south Texas. These shoppers serve Brownville, Harlingen, Laredo, McAllen, Alice and Corpus Christi, Texas.
The Herald Democrat principally serves Grayson county, Texas, with the largest metropolitan area served located in Sherman, Texas with a daily circulation of 11,321. This area attracts many outdoor lifestyles as it is home to Lake Texoma and receives over 6 million visitors a year. The Herald Democrat has a growing digital platform with their website heralddemocrat.com and extends the newspapers reach to consumer’s nationwide with monthly page views of over 650,000. The Herald Democrat also publishes three weekly newspapers and four shoppers.
In Louisiana, we have an operating cluster in the southwestern part of the state, located between Lake Charles and Alexandria. This cluster consists of three publications located in the cities of Leesville and DeRidder. Local employers include major manufacturers such as Alcoa, Firestone, International Paper and Proctor & Gamble.
Our Baton Rouge cluster consists of three dailies, four weeklies and three shoppers in the southeastern Louisiana cities of Houma, Thibodaoux, Donaldsonville, Gonzales, and Plaquemine. Numerous petrochemical companies such as BASF, Exxon Mobil and Dow Chemical, plus universities including Louisiana State, support the local economies.
In Fort Smith, Arkansas is the Southwest Times-Record, which has been a primary news source in Northwest Arkansas for over a century with a daily circulation of 21,125. The Southwest Times Record digital platform extends the newspaper’s reach to consumers nationwide through its website swtimes.com with monthly page views of over 917,000. The Southwest Times Record also publishes six weekly newspapers and a shopper and principally serves Sebastian and Crawford counties in Arkansas and Le Flore and Sequoyah counties in Oklahoma with the largest metropolitan area served being Fort Smith, Arkansas. In Southeast Arkansas is our award-winning newspaper The Pine Bluff Commercial, which serves as the primary source of news in Central and Southeast Arkansas with daily circulation of 5,940. The Pine Bluff Commercial also reaches its readers through their successful website pbcommercial.com with monthly page views of over 386,000.
To the West in Oklahoma is the Examiner-Enterprise in Bartlesville, which is one of the state’s largest daily newspaper with circulation of 5,493. The Examiner-Enterprise is an award-winning publication with awards including Oklahoma Press Association recognition for website, editorials, photography, and news coverage. The Examiner-Enterprise also publishes one weekly newspaper and one shopper. Having once been home to Phillips Petroleum Company, the town tourism offers a yearly OK Mozart festival featuring classical, jazz, light opera as well as tours of the old Phillips home, including a wildlife preserve.
We are represented in California with publications reaching from Northern California and through the southern desert. In the southern area, we operate in the Victorville, Barstow, Ridgecrest and Taft areas with three dailies, two shoppers and two weeklies. Serving areas such as the China Lake naval base in Ridgecrest, Taft’s oil industry location near Bakersfield, and the Apple Valley area of Victorville and Barstow, numerous employers are located in these areas in the categories of technology, medical, education and military. In the Northern area, we operate one daily newspaper in Yreka, four paid weekly papers in Dunsmuir, Mt. Shasta, Weed, and Gridley, and two shoppers in Gridley and Mt. Shasta. In the Stockton, California area, we publish one paid daily, one free weekly paper, and two shoppers. The flagship publication of the area is The Record. The Record, with a daily circulation of 21,853, is the premier daily and Sunday local paper in the Stockton, California area.
In Oregon we publish two paid daily papers and one shopper with the flagship publication being the Medford Mail Tribune. The Medford Mail Tribune, with a daily circulation of 17,539, is the premier daily and Sunday local paper in southern Oregon. The other paid daily paper, the Ashland Daily Tidings, has a daily circulation of 1,302. While the primary driver of the economy is healthcare, the Medford area is also home to the largest direct marketer of fruits and largest employer in Southern Oregon, Harry and David.
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
We are represented in southwestern Minnesota through seven paid weekly newspapers and three shoppers. St. James, Redwood Falls, Sleepy Eye, Granite Falls, Cottonwood, Wabasso, and Montevideo are all communities with populations of 10,000 and under. These papers represent the primary local news and information source for these communities.
The Ames Tribune is Central Iowa’s Pulitzer Prize-winning newspaper, with a daily circulation of 7,011. The Ames Tribune’s digital platform allows customers, both local and nationwide, to access content through its market-leading website, amestrib.com with over 600,000 monthly page views. Ames Tribune also publishes five weekly newspapers and four shoppers. With a 2010 designation of Top 10 Best Places to Live (CNN MONEY), the area’s top employer is the Iowa State University, with leading agriculture, design, engineering and veterinary colleges.
The following table sets forth information regarding the number of publications and production facilities in the Western Publishing Group:

	Publications			Production Facilities
State of Operations	Dailies	Weeklies	Shoppers
Missouri	11	14	12	5
Arkansas	3	28	1	2
Texas	4	9	14	3
California	5	9	8	2
Kansas	9	10	11	3
Iowa	3	6	5	1
Louisiana	3	6	3	2
Minnesota	1	7	4	—
Oklahoma	4	3	3	3
Colorado	1	3	—	1
Nebraska	—	2	1	—
Oregon	2	—	1	1
North Dakota	1	—	1	1
Total	47	97	64	24
BridgeTower. BridgeTower is comprised largely of local and regional business-oriented publications, web sites, databases, live events, virtual events, thought leadership programs and research, operating in three main clusters: the (1) Business Group, (2) Legal Group and (3) Best Companies Group. BridgeTower serves over 60,000 paid, highly engaged subscribers and reaches more than 250,000 readers across its publications and e-newsletters.
Business Group. We are one of the leading owners of business journals in the U.S., producing several daily, weekly, biweekly and monthly publications, as well as data products, webinars and live events. Anchored by an experienced team of award-winning journalists, the business brands provide relevant, actionable news and analysis for the business, construction, retail and real estate communities in more than 10 markets across the nation. In addition to digital and print advertising, the Business Group earns a sizable portion of revenue from paid subscription products, live events and thought leadership programs.
Regionally, the Business Group spans the entire country, reaching as far west as Portland, OR; New Orleans, La., in the South; and Long Island, NY, in the Northeast. Specifically, this group includes the following publications: The Journal Record (Oklahoma City, OK); City Business (New Orleans, LA); Daily Journal of Commerce (New Orleans, LA); Idaho Business Review (Boise, ID); Long Island Business News (Ronkonkoma, NY); The Daily Reporter (Milwaukee, WI); NJBiz (Somerset, NJ); Pet Age (Somerset, NJ); Finance & Commerce (Minneapolis, MN); Lehigh Valley Business (Allentown, PA); Central Penn Business Journal (Harrisburg, PA); Central Penn Parent (Harrisburg, PA), Rochester Business Journal (Rochester, NY); and Daily Journal of Commerce (Portland, OR).
Legal Group. We are one of the leading operators of regionally-focused legal publications in the U.S., producing several daily, weekly and monthly publications, as well as data products, webinars and live events. Guided by a veteran team of award-winning journalists and attorneys, the Legal Group provides relevant, actionable news, analysis and legal opinions for lawyers, judges and legislators. In addition to paid subscriptions, digital and print advertising, the Legal Group earns a sizable portion of revenue from events, webinars and legislative alert services.
Regionally, the Legal Group stretches across the U.S. Specifically, this group includes the following publications: Massachusetts Lawyers Weekly (Boston, MA); Rhode Island Lawyers Weekly; Wisconsin Law Journal (Milwaukee, WI); Missouri Lawyers Weekly (St. Louis, MO); North Carolina Lawyers Weekly (Charlotte, NC): South Carolina Lawyers Weekly; Minnesota Lawyer (Minneapolis, MN); Michigan Lawyers Weekly (Detroit, MI); Virginia Lawyers Weekly (Richmond, VA); Arizona Capitol Times (Phoenix, AZ) and The Daily Record (Baltimore, MD).
Best Companies Group. BCG is BridgeTower’s research unit and is best known for producing ‘Best Places to Work’ data in more than 40 markets and industry categories across the globe, with programs in the U.S., U.K., Canada and North Africa. Leveraging its proprietary surveys, BCG collects data from employers and employees of its client companies and then analyzes that information to assess employee engagement. Based in Harrisburg, PA, Best Companies also conducts custom research projects within industries such as automotive, banking and healthcare.
Directories
The core of our directory portfolio is Surewest Directories located in and around the Sacramento, California area, primarily in Roseville, California. The directory has a circulation of approximately 210,000 and services areas of Placer and Sacramento counties. The Roseville directory has served the local Roseville community for over 100 years and has achieved more than 50% market share.
We also own one additional directory based in Mt. Shasta, California.
Propel Business Services
Propel is our business services product line with digital products designed for SMBs. We believe the digital services industry represents a large and expanding opportunity. Propel is a product offering we created to attack that opportunity.
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
We also believe Propel gives us an opportunity to expand beyond our current geographic boundaries, as its product set is of value to SMBs around the country.
Revenue
Our operations generate three primary types of revenue: (i) advertising, (ii) circulation (including home delivery subscriptions, single copy sales and digital subscriptions) and (iii) other (primarily commercial printing, alternate delivery and digital marketing and business services). In 2016, these revenue streams accounted for approximately 55%, 33% and 12%, respectively, of our total revenue. The contribution of advertising, circulation and other revenue to our total revenue for New Media for the years ended December 25, 2016, December 27, 2015 and December 28, 2014 was as follows:

	Year Ended December 25, 2016	Year Ended December 27, 2015	Year Ended December 28, 2014
(in thousands)
Revenue:
Advertising	$684,900	$696,696	$385,399
Circulation	421,497	378,263	195,661
Commercial printing and other	148,959	120,856	71,263
Total revenue	$1,255,356	$1,195,815	$652,323

Advertising
Advertising revenue, which includes revenue generated from online and mobile products, is the largest component of our revenue, accounting for approximately 55%, 58% and 59% of our total revenue in 2016, 2015 and 2014, respectively. We categorize advertising as follows:

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
Substantially all of our advertising revenue is derived from a diverse group of local retailers and local classified advertisers, resulting in very limited customer concentration. No single advertiser accounted for more than 1% of our total revenue in 2016, 2015 or 2014 and our 20 largest advertisers account for less than 10% of total revenue.
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
Circulation
Our circulation revenue is derived from home delivery sales to subscribers, single copy sales at retail stores and vending racks and boxes, and digital subscriptions. We own 125 paid daily publications that range in circulation from approximately 300 to 116,000 and 213 paid weekly publications that range in circulation from approximately 100 to 12,000. Circulation revenue accounted for approximately 33%, 32% and 30% of our total revenue in 2016, 2015 or 2014, respectively.
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

•	Consumer research to better understand local content of interest;

•	Increasing the amount of unique hyper-local content;

•	Increasing the use of color and color photographs;

•	Improving graphic design, including complete redesigns;

•	Developing creative and interactive promotional campaigns;

•	Improving customer service and company-wide customer retention efforts; and

•	Better use of demographic data to specifically target pricing and customer acquisition opportunities.
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
Other
We provide commercial printing services to third parties on a competitive bid basis as a means to generate incremental revenue and utilize excess printing capacity. These customers consist primarily of other publishers that do not have their own printing presses and do not compete with our publications. We also print other commercial materials, including flyers, business cards and invitations. Additionally, this category includes Propel which provides digital marketing and business services for SMBs and GateHouse Live, our events business. Other sources of revenue, including commercial printing and Propel, accounted for approximately 12%, 10% and 11% of our total revenue in 2016, 2015 or 2014, respectively.
Printing and Distribution
We own and operate 59 print facilities. Our print facilities produce eight publications on average and are generally located within 60 miles of the communities served. By clustering our production resources or outsourcing where cost beneficial, we are able to reduce the operating costs of our publications while increasing the quality of our small and midsize market publications that would typically not otherwise have access to high quality production facilities. We also believe that we are able to reduce future capital expenditure needs by having fewer overall pressrooms and buildings. We believe our superior production quality is critical to maintaining and enhancing our position as the leading provider of local news coverage in the markets we serve. As other print media businesses look to reduce costs, we believe we have the opportunity to leverage our unutilized press time to grow our commercial print customer base and revenue.
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
Historically, the market price of newsprint has been volatile, reaching a high of approximately $823 per metric ton in 2008 and a low of $410 per metric ton in 2002. However, from 2010 to 2016, there was much less volatility in newsprint pricing and we have benefited from negotiating a fixed annual price for a majority of our newsprint. The average market price of newsprint during 2016 was approximately $626 per metric ton.
In 2015, we consumed approximately 119,900 metric tons of newsprint (inclusive of commercial printing), and the cost of our newsprint consumption totaled approximately $66.9 million. In contrast, in 2016, we consumed approximately 109,700 metric tons of newsprint (inclusive of commercial printing), and the cost of our newsprint consumption totaled approximately $62.0 million. Our newsprint expense typically averages less than 10% of total revenue, which we believe generally compares favorably to larger, metropolitan newspapers.

For our 2015 and 2016 purchases of newsprint, we negotiated a fixed price for approximately 93% and 90%, respectively, of our newsprint tons which allowed us to eliminate some of the volatility of the market price. We expect to purchase 90% of our newsprint with a fixed price again in 2017.
Competition
Each of our publications competes for advertising revenue to varying degrees with traditional media outlets such as direct mail, yellow pages, radio, outdoor advertising, broadcast and cable television, magazines, local, regional and national newspapers, shoppers and other print and online media sources, including local blogs. We also increasingly compete with new digital and social media companies for advertising revenue. However, we believe that barriers to entry remain high in many of the markets we serve in terms of being the preeminent source for local news and information therein, because our markets are generally not large enough to support a second newspaper and because our local news gathering infrastructures, sales networks and relationships would be time consuming and costly to replicate. We also have highly-recognized local brand names and long histories in the towns we serve.
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
In Middletown and Pocono, New York, we believe our publications in these markets are generally the leading media and that each has an audience far larger than the competitors. Daily newspapers owned by Gannett Company, Inc. (Poughkeepsie Journal in Poughkeepsie, New York) and 21st Century Media, Inc. (Daily Freeman in Kingston, New York), compete within the New York market. The Mid-Atlantic group competes with 46 weekly, bi-weekly and monthly print products and Spectrum (formerly Time Warner Cable), radio stations and directories. The market is formally known as the Hudson Valley New York region. It is the leading print and digital media company.
Our publication, the Providence Journal, is the leading daily newspaper in the state of Rhode Island. Other daily newspaper operators in the state include the Edward Sherman Company, which owns the Newport Daily News and numerous non-dailies serving the Newport Rhode Island area and Sun Publishing Company, owner of the Westerly Sun and three non-dailies in the state. RISN Operations, Inc. publish four daily papers and five weekly publications serving communities in Providence county and Rhode Island. Three other companies publish more than 16 weeklies in Rhode Island. The Providence market has seven local network television stations and three major radio station operators, one cable company and numerous print and online niche publications, such as Rhode Island Monthly Magazine and the business publication, Providence Business News.
Our publication, The Fayetteville Observer, delivers to nine counties in Southeastern North Carolina. The primary county is Cumberland which is home to the City of Fayetteville. ABC and CBS affiliates are in the area from Raleigh and Wilmington markets. This means no direct broadcast competition which is unusual for a market this size. There are two local radio stations, Foxy 99, urban and WKML 95.7 country owned by Beasley Broadcast Group. MailSouth is the primary direct mail competitor with Larmr and Fairway Outdoor agencies serving the billboard needs of the market. The Fayetteville Observer is by far the leading print and digital publication. There are numerous small weekly, and niche publications such as Up & Coming, Kidsville News and CityView Magazine. Nearly all competitors have a digital strategy. However, they are not significant competitors.
Our publication The Gainesville Sun and Ocala Star Banner are the leading media in their respective markets, primarily Alachua and Marion counties. We compete with four television stations, which is unusual for markets this size. Gainesville has its own DMA and Ocala falls into the Orlando DMA. There are no other dailies in the market other than a slow movement by the Villages Daily Sun into Marion county (Ocala), a concern due to their offering the lowest home delivery and single copy rates of any Florida daily. They operate as part of one of the fastest growing developments in the county, The Villages. We publish a weekly newspaper, Gainesville Guardian, in east Gainesville and also a very successful city magazine, Gainesville Magazine.
In the Daytona Beach market, The Daytona Beach News-Journal is the leading media. Primary print competition for the west side of the coverage area is the Orlando Sentinel, owned by Tribune Publishing. Smaller weekly competitive publications, including The Observer Group and Hometown News are also in the market. Major radio and network television stations are out of the Orlando market.
In the Sarasota market, The Herald-Tribune publications are generally the leading media and have an audience far larger than the competitors for the main areas we serve. Daily newspapers owned by McClatchy (Bradenton Herald) and Sun Coast Media Group (Charlotte Sun) border us on the north and south ends of the market respectively and distribute in some circulation areas on the fringes. The Sarasota market has one local network television station and several local radio station operators and cable companies as well as numerous non-daily print and online niche publications.
Located in central Florida, our publication, The Ledger, in Lakeland is bordered by the Orlando Sentinel to the east and the Tampa Tribune to the west. In addition, competitors include multiple weekly newspapers and two radio stations. The Ledger is the leading media in the central Florida area it serves.
In Tuscaloosa, the digital space is highly competitive with the competing site AL.com, owned by Advance Local.
Central US Publishing. Central US Publishing operates in 115 markets and we believe our publications are the leading print advertising media in the vast majority of these markets. There are radio stations in or within 20 miles of every market in which we operate, but we do not believe that any of these radio station operators pose a significant competitive threat to our publications. Yellow page advertising is prevalent in all of our markets with either a local phone book or a regional phone book. We believe that, in most cases, yellow page advertising is geared more towards the professional services advertisers, such as attorneys and doctors, and not the local retail advertisers, as is the focus with our non-directory publications.
In the Columbus market, the advertising competition in print is minimal with just a weekly business journal and a few small monthly magazines. On the electronic and digital side, the competition is intense comprised of six network TV stations, three cable companies, ten radio stations, and twelve digital agencies, with SMART 1 being the most aligned with our Propel product set.
Lee Enterprises publishes the Southern Illinoisan in Carbondale, which is a regional newspaper that competes with our publication in West Frankfort. We believe our publications are the leading local daily, but do compete on a regional basis with the larger dailies. We also compete with shoppers or weekly newspapers. This competition comes from small independent operators and is not significant. We have very little television competition in this group because of our geographic location in relation to major markets. There are no local television affiliates in our markets.
In the Northeast market of this group we believe our publications are generally the leading media. The competition we face in this region is from major newspaper companies: daily newspapers owned by Gannett Company, Inc. (The Star-Gazette in Elmira, NY and the Chambersburg (PA) Public-Opinion); Times-Shamrock Company’s Scranton (PA) The Times-Tribune and Towanda Daily/Sunday Review; Community Newspaper Holdings, Inc.’s Sunbury Daily Item; and Ogden-Nutting’s Williamsport Sun-Gazette. We believe our publications tend to be the leading local publication in those markets.
In our Great Lakes markets we believe our publications are generally the leading media in those markets. Our only significant competition comes from regional television stations in Adrian, Michigan. We also face competition from dozens of other competitors such as other local daily and weekly papers and niche publications, as well as radio and television stations, directories, direct mail and non-local internet websites, but none of these have proven to be significant.
Western US Publishing. In the southern regions of this group we believe our publications are generally the leading media. Our major competition comes from regional daily newspapers, specifically: The Advocate in Baton Rouge, Louisiana; The American Press in Lake Charles, Louisiana; The Joplin Globe; and the Wichita Eagle. We also face competition from numerous other daily and weekly papers, local radio stations, shopping guides, directories and niche publications. That being said, our community newspapers operate generally in isolated markets where the newspapers are by far the leading sources of local news and print advertising. In the Sherman, Texas market, we believe our publications are generally the leading media in those markets with minor competition with The Dallas Morning News, which has minimal circulation, and it does not focus on coverage of local content. All weeklies in the Sherman, Texas market are controlled by us, though there is some weekly competition in outlying Texas and Oklahoma communities. Our publication, the Herald Democrat also competes with local TV stations and several locally-owned radio stations in the market.

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
In the northern regions of this group, we control every local weekly and daily paper in Story county, Iowa and have weeklies in other neighboring counties, which is why we believe our publications are the leading news source in the area. The principal print competition is the Des Moines Register, but it does not deliver meaningful local community content.
Additionally, on the northern West Coast, there are two main groups as part of Western US Publishing, the Southern Oregon Media Group as well as the San Joaquin Media Group.
The Southern Oregon Media Group, with its flagship The Mail Tribune in Medford, Oregon, maintains a leading market position through quality local content and provides advertising opportunities through a combined print and online audience. However, the competitive landscape proves to be very challenging as Medford is the 205th largest metropolitan statistical area in the country. Due to its size, the area has four local broadcast network affiliates (ABC, NBC, CBS, FOX), Charter cable company, 18 local radio stations operated by three broadcast companies and a strong mix of local print competition, including, two telephone directories, one shopper, two weeklies and three glossy magazines. Most competitors extend their reach with website and digital sales for local/regional/national Internet outlets. The newspaper is shouldered by two dailies in the adjacent counties which limits regional distribution. However, the newspaper and ancillary products provide strong reach within home county and expands across the region with the website and digital offerings.
While the San Joaquin Media Group, with its flagship, The Record, is the leading local news source in Stockton, there is significant competition for print and digital dollars. In the county, competition comes from three community newspapers, each within 10 miles of Stockton, as well as The Sacramento Bee and Modesto Bee with smaller distribution in the county. Additionally, there are two successful glossy monthly magazines, a Business Journal newspaper, Red Plum (Valassis), Lincoln Center Chronicle monthly and billboards everywhere.
For television, Comcast Cable dominates the market with offers for low cost television ad spots. There are three network stations in Sacramento that cover the market for news and viewer attention.
Stockton has a large amount of competition in the digital world as it is part of the Sacramento Metro Area. There are eight local agencies offering design and digital services. Additionally, YP, Yelp, Google, Facebook and others have all been promoting and selling services to our local businesses. The Sacramento Bee, Modesto Bee and Lodi News Sentinel also sell digital marketing services in the primary market area.
While there is tougher competition in larger markets as compared to the smaller markets across the Western US, the strength of each of these groups comes from being local and having built trusted relationships over the last 100 years. None of our competitors have proven to be significant. Our publications and websites have a rich history in our markets which we believe uniquely positions them for unmatched reach and relevancy in their local audiences.
BridgeTower. Across the Business and Legal groups, we believe the majority of BridgeTower titles are the leading information provider within their respective niche, and many of our brands face no direct competition. In Baltimore and Minneapolis, we contend with business journals run by American City Business Journals, part of Advance Publications Inc. In states like Pennsylvania, we straddle counties that are covered by other business media but are the leading business brands in Lehigh Valley and Central PA. Our monthly magazine Pet Age, geared toward pet store owners, competes with Pet Business and Pet Product News.
In the legal space, we coexist and partner with state bar associations but otherwise face limited direct local competition. ALM continues to be the largest media company covering attorneys, but BridgeTower and ALM’s regional brands operate in separate regions. We believe Best Companies Group maintains the highest market share within the employee satisfaction research vertical, which includes Great Place to Work Institute and Workplace Dynamics.
Employees
As of December 25, 2016, we employed 10,092 employees. We employ union personnel at a number of our core publications representing 1,315 employees. As of December 25, 2016, there were 40 collective bargaining agreements covering union personnel. Most of our unionized employees work under collective bargaining agreements that expire in 2017. We believe that relations with our employees are generally good, and we have had no work stoppages at any of our publications.

Environmental Matters
We believe that we are in substantial compliance with all applicable laws and regulations for the protection of the environment and the health and safety of our employees based upon existing facts presently known to us. Compliance with federal, state, and local environmental laws and regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes and other related activities has had, and will continue to have, an impact on our operations, but has been accomplished to date without having a material adverse effect on its operations. While it is difficult to estimate the timing and ultimate costs to be incurred due to uncertainties about the status of laws, regulations and technology, based on information currently known to us and insurance procured with respect to certain environmental matters, we do not expect environmental costs or contingencies to be material or to have a material adverse effect on our financial performance. Our operations involve risks in these areas, however, and we cannot assure you that we will not incur material costs or liabilities in the future which could adversely affect us.
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

List of New Media’s Dailies, Weeklies, Shoppers, Websites and Business Publications
As of December 25, 2016, New Media’s dailies, weeklies, shoppers, websites and business publications were as listed below. New Media maintains registered trademarks in many of the masthead names listed below. Maintaining such trademarks allows us to exclusively use the masthead name to the exclusion of third parties.

Eastern US Publishing

State	City	Masthead	Circulation Type
Massachusetts	Brockton	The Enterprise www.enterprisenews.com	Daily
	Fall River	The Herald News www.heraldnews.com	Daily
	Framingham	The Metrowest Daily News www.metrowestdailynews.com	Daily
	Hyannis	Cape Cod Times www.capecodtimes.com	Daily
	Milford	The Milford Daily News www.milforddailynews.com	Daily
	New Bedford	The Standard-Times www.southcoasttoday.com	Daily
	Quincy	Patriot Ledger www.patriotledger.com	Daily
	Taunton	Taunton Daily Gazette www.tauntongazette.com	Daily
	Worcester	Telegram & Gazette www.telegram.com	Daily
	Abington	Abington Mariner www.wickedlocal.com/abington	Paid Weekly
	Acton/Roxborough	The Beacon www.wickedlocal.com/acton	Paid Weekly
	Allston	Allston/Brighton Tab www.wickedlocal.com/allston	Paid Weekly
	Arlington	The Arlington Advocate www.wickedlocal.com/arlington	Paid Weekly
	Bedford	Bedford Minuteman www.wickedlocal.com/bedford	Paid Weekly
	Belmont	Belmont Citizen-Herald www.wickedlocal.com/belmont	Paid Weekly
	Beverly	Beverly Citizen www.wickedlocal.com/beverly	Paid Weekly
	Billerica	Billerica Minuteman www.wickedlocal.com/billerica	Paid Weekly
	Boxford	Tri-Town Transcript www.wickedlocal.com/boxford	Paid Weekly
	Braintree	Braintree Forum www.wickedlocal.com/braintree	Paid Weekly
	Brewster	The Cape Codder www.wickedlocal.com/capecod	Paid Weekly
	Burlington	Burlington Union www.wickedlocal.com/burlington	Paid Weekly
	Cambridge	Cambridge Chronicle & Tab www.wickedlocal.com/cambridge	Paid Weekly
	Carver	Carver Reporter www.wickedlocal.com/carver	Paid Weekly
	Chelmsford	Chelmsford Independent www.wickedlocal.com/chelmsford	Paid Weekly

State	City	Masthead	Circulation Type
	Clinton	The Item	Paid Weekly
	Clinton	The Banner	Paid Weekly
	Cohasset	Cohasset Mariner www.wickedlocal.com/cohasset	Paid Weekly
	Concord	The Concord Journal www.wickedlocal.com/concord	Paid Weekly
	Danvers	Danvers Herald www.wickedlocal.com/danvers	Paid Weekly
	Dedham	Dedham Transcript www.wickedlocal.com/dedham	Paid Weekly
	Dover	Dover/Sherborn Press www.wickedlocal.com/dover	Paid Weekly
	Easton	Easton Journal www.wickedlocal.com/easton	Paid Weekly
	Framingham	Westwood Press www.wickedlocal.com/westwood	Paid Weekly
	Georgetown	Georgetown Record www.wickedlocal.com/georgetown	Paid Weekly
	Hamilton	Hamilton-Wenham Chronicle www.wickedlocal.com/hamilton	Paid Weekly
	Hanover	Hanover Mariner www.wickedlocal.com/hanover	Paid Weekly
	Hingham	The Hingham Journal www.wickedlocal.com/hingham	Paid Weekly
	Holbrook	Holbrook Sun www.wickedlocal.com/holbrook	Paid Weekly
	Hopkinton	Hopkinton Crier www.wickedlocal.com/hopkinton	Paid Weekly
	Hudson	Hudson Sun www.wickedlocal.com/hudson	Paid Weekly
	Hyannis	The Register www.wickedlocal.com/barnstable	Paid Weekly
	Hyannis	Barnstable Patriot www.barnstablepatriot.com	Paid Weekly
	Ipswich	Ipswich Chronicle www.wickedlocal.com/ipswich	Paid Weekly
	Kingston	Kingston Reporter www.wickedlocal.com/kingston	Paid Weekly
	Lexington	Lexington Minuteman www.wickedlocal.com/lexington	Paid Weekly
	Lincoln	Lincoln Journal www.wickedlocal.com/lincoln	Paid Weekly
	Littleton	Littleton Independent www.wickedlocal.com/littleton	Paid Weekly
	Malden	Malden Observer www.wickedlocal.com/malden	Paid Weekly
	Mansfield	Mansfield News www.wickedlocal.com/mansfield	Paid Weekly
	Marblehead	Marblehead Reporter www.wickedlocal.com/marblehead	Paid Weekly
	Marion	The Sentinel www.wickedlocal.com/marion	Paid Weekly
	Marlborough	Marlborough Enterprise www.wickedlocal.com/marlborough	Paid Weekly

State	City	Masthead	Circulation Type
	Marshfield	Marshfield Mariner www.wickedlocal.com/marshfield	Paid Weekly
	Maynard/Stow	The Beacon-Villager www.wickedlocal.com/maynard	Paid Weekly
	Medfield	Medfield Press www.wickedlocal.com/medfield	Paid Weekly
	Medford	Medford Transcript www.wickedlocal.com/medford	Paid Weekly
	Melrose	Melrose Free Press www.wickedlocal.com/melrose	Paid Weekly
	Middleboro	Middleboro Gazette www.southcoasttoday.com	Paid Weekly
	Nantucket	Nantucket Inquirer & Mirror www.ack.net www.discovernantucket.com	Paid Weekly
	Natick	Natick Bulletin & Tab www.wickedlocal.com/natick	Paid Weekly
	New Bedford	Advocate	Paid Weekly
	New Bedford	Chronicle	Paid Weekly
	New Bedford	Spectator	Paid Weekly
	North Andover	North Andover Citizen www.wickedlocal.com/northandover	Paid Weekly
	Northborough/Southborough	The Northborough/Southborough Villager www.wickedlocal.com/northborough	Paid Weekly
	Norwell	Norwell Mariner www.wickedlocal.com/norwell	Paid Weekly
	Norwood	Norwood Transcript & Bulletin www.wickedlocal.com/norwood	Paid Weekly
	Pembroke	Pembroke Mariner & Express www.wickedlocal.com/pembroke	Paid Weekly
	Plymouth	Old Colony Memorial www.wickedlocal.com/plymouth	Paid Weekly
	Provincetown	The Provincetown Banner www.wikedlocal.com/provincetown	Paid Weekly
	Reading	The Reading Advocate www.wickedlocal.com/reading	Paid Weekly
	Rockland	Rockland Standard www.wickedlocal.com/rockland	Paid Weekly
	Roslindale	Roslindale Transcript www.wickedlocal.com/roslindale	Paid Weekly
	Saugus	Saugus Advertiser www.wickedlocal.com/saugus	Paid Weekly
	Scituate	Scituate Mariner www.wickedlocal.com/scituate	Paid Weekly
	Sharon	Sharon Advocate www.wickedlocal.com/sharon	Paid Weekly
	Shrewsbury	Shrewsbury Chronicle www.wickedlocal.com/shrewsbury	Paid Weekly
	Somerville	Somerville Journal www.wickedlocal.com/somerville	Paid Weekly
	Stoughton	Stoughton Journal www.wickedlocal.com/stoughton	Paid Weekly
	Sudbury	The Sudbury Town Crier www.wickedlocal.com/sudbury	Paid Weekly

State	City	Masthead	Circulation Type
	Swampscott	Swampscott Reporter www.wickedlocal.com/swampscott	Paid Weekly
	Tewksbury	Tewksbury Reporter www.wickedlocal.com/tewksbury	Paid Weekly
	Wakefield	Wakefield Observer www.wickedlocal.com/wakefield	Paid Weekly
	Walpole	The Walpole Times www.wickedlocal.com/walpole	Paid Weekly
	Waltham	Waltham News Tribune www.wickedlocal.com/waltham	Paid Weekly
	Wareham	Wareham Courier www.wickedlocal.com/wareham	Paid Weekly
	Watertown	Watertown Tab & Press www.wickedlocal.com/watertown	Paid Weekly
	Wayland	The Wayland Town Crier www.wickedlocal.com/wayland	Paid Weekly
	Wellesley	The Wellesley Townsman www.wickedlocal.com/wellesley	Paid Weekly
	West Roxbury	West Roxbury Transcript www.wickedlocal.com/west-roxbury	Paid Weekly
	Westborough	Westborough News www.wickedlocal.com/westborough	Paid Weekly
	Westford	Westford Eagle www.wickedlocal.com/westford	Paid Weekly
	Weston	The Weston Town Crier www.wickedlocal.com/weston	Paid Weekly
	Weymouth	Weymouth News www.wickedlocal.com/weymouth	Paid Weekly
	Winchester	The Winchester Star www.wickedlocal.com/winchester	Paid Weekly
	Bellingham	County Gazette www.wickedlocal.com/franklin	Free Weekly
	Boston	Boston Homes www.linkbostonhomes.com	Free Weekly
	Bourne	Bourne Courier www.wickedlocal.com/bourne	Free Weekly
	Bridgewater	Bridgewater Independent www.wickedlocal.com/bridgewater	Free Weekly
	Brookline	Brookline Tab www.wickedlocal.com/brookline	Free Weekly
	Canton	Canton Journal www.wickedlocal.com/canton	Free Weekly
	Danvers	North Shore Sunday	Free Weekly
	Fall River	OJornal www.ojournal.com	Free Weekly
	Falmouth	The Bulletin www.wickedlocal.com/falmouth	Free Weekly
	Framingham	Framingham Tab www.wickedlocal.com/framingham	Free Weekly
	Gloucester	Cape Ann Beacon	Free Weekly
	Needham	Needham Times www.wickedlocal.com/needham	Free Weekly
	Newburyport	The Newburyport Current www.wickedlocal.com/newburyport	Free Weekly

State	City	Masthead	Circulation Type
	Newton	Newton Tab www.wickedlocal.com/newton	Free Weekly
	North Attleborough	The North Attleborough Free Press www.wickedlocal.com/northattleborough	Free Weekly
	Randolph	Randolph Herald www.wickedlocal.com/randolph	Free Weekly
	Raynham	Raynham Call www.wickedlocal.com/raynham	Free Weekly
	Salem	Salem Gazette www.wickedlocal.com/salem	Free Weekly
	Sandwich	Sandwich Broadsider	Free Weekly
	Stoneham	Stoneham Sun www.wickedlocal.com/stoneham	Free Weekly
	Wilmington	Wilmington Advocate www.wickedlocal.com/wilmington	Free Weekly
	Woburn	Woburn Advocate www.wickedlocal.com/woburn	Free Weekly
	Fall River	South Coast Life	Shopper
	Hyannis	DollarSaver/TMC	Shopper
	Middleboro	Middleboro Gazette Extra/TMC www.southcoasttoday.com	Shopper
	New Bedford	SouthCoast MarketPlace/TMC	Shopper
	Taunton	Yellow Jacket	Shopper
	Amesbury	www.wickedlocal.com/amesbury	On-line Only
	Ashland	www.wickedlocal.com/ashland	On-line Only
	Avon	www.wickedlocal.com/avon	On-line Only
	Bellingham	www.wickedlocal.com/bellingham	On-line Only
	Berkley	www.wickedlocal.com/berkley	On-line Only
	Bolton	www.wickedlocal.com/bolton	On-line Only
	Boston	www.wickedlocal.com/goodlife	On-line Only
	Boxborough	www.wickedlocal.com/boxborough	On-line Only
	Brewster	www.wickedlocal.com/brewster	On-line Only
	Brockton	www.wickedlocal.com/brockton	On-line Only
	Chatham	www.wickedlocal.com/chatham	On-line Only
	Clinton	www.wickedlocal.com/clinton	On-line Only
	Dennis	www.wickedlocal.com/dennis	On-line Only
	Dighton	www.wickedlocal.com/dighton	On-line Only
	Duxbury	www.wickedlocal.com/duxbury	On-line Only
	East Bridgewater	www.wickedlocal.com/bridgewatereast	On-line Only
	Eastham	www.wickedlocal.com/eastham	On-line Only
	Essex	www.wickedlocal.com/essex	On-line Only
	Fall River	www.wickedlocal.com/fall-river	On-line Only
	Foxborough	www.wickedlocal.com/foxborough	On-line Only
	Gloucester	www.wickedlocal.com/gloucester	On-line Only
	Halifax	www.wickedlocal.com/halifax	On-line Only
	Hanson	www.wickedlocal.com/hanson	On-line Only
	Harvard	www.wickedlocal.com/harvard	On-line Only
	Harwich	www.wickedlocal.com/harwich	On-line Only
	Holliston	www.wickedlocal.com/holliston	On-line Only

State	City	Masthead	Circulation Type
	Hopedale	www.wickedlocal.com/hopedale	On-line Only
	Hull	www.wickedlocal.com/hull	On-line Only
	Lakeville	www.wickedlocal.com/lakeville	On-line Only
	Lancaster	www.wickedlocal.com/lancaster	On-line Only
	Manchester	www.wickedlocal.com/manchester	On-line Only
	Mashpee	www.wickedlocal.com/mashpee	On-line Only
	Mattapoisett	www.wickedlocal.com/mattapoisett	On-line Only
	Medway	www.wickedlocal.com/medway	On-line Only
	Mendon	www.wickedlocal.com/mendon	On-line Only
	Middleborough	www.wickedlocal.com/middleborough	On-line Only
	Middleton	www.wickedlocal.com/middleton	On-line Only
	Milford	www.wickedlocal.com/milford	On-line Only
	Millis	www.wickedlocal.com/millis	On-line Only
	Milton	www.wickedlocal.com/milton	On-line Only
	Nantucket	www.wickedlocal.com/nantucket	On-line Only
	Norfolk	www.wickedlocal.com/norfolk	On-line Only
	North Boston	www.wickedlocal.com/northofboston	On-line Only
	Norton	www.wickedlocal.com/norton	On-line Only
	Orleans	www.wickedlocal.com/orleans	On-line Only
	Plainville	www.wickedlocal.com/plainville	On-line Only
	Plymouth	www.plymouthguide.com	On-line Only
	Plympton	www.wickedlocal.com/plympton	On-line Only
	Quincy	www.wickedlocal.com/quincy	On-line Only
	Rehoboth	www.wickedlocal.com/rehoboth	On-line Only
	Rochester	www.wickedlocal.com/rochester	On-line Only
	Rockport	www.wickedlocal.com/rockport	On-line Only
	Sandwich	www.wickedlocal.com/sandwich	On-line Only
	Sherborn	www.wickedlocal.com/sherborn	On-line Only
	Somerset	www.wickedlocal.com/somerset	On-line Only
	Southborough	www.wickedlocal.com/southborough	On-line Only
	Stow	www.wickedlocal.com/stow	On-line Only
	Swansea	www.wickedlocal.com/swansea	On-line Only
	Taunton	www.wickedlocal.com/taunton	On-line Only
	Topsfield	www.wickedlocal.com/topsfield	On-line Only
	Truro	www.wickedlocal.com/truro	On-line Only
	Upton	www.wickedlocal.com/upton	On-line Only
	Wellfleet	www.wickedlocal.com/wellfleet	On-line Only
	Wenham	www.wickedlocal.com/wenham	On-line Only
	West Bridgewater	www.wickedlocal.com/bridgewaterwest	On-line Only
	West Port	www.wickedlocal.com/westport	On-line Only
	Whitman	www.wickedlocal.com/whitman	On-line Only
	Wrentham	www.wickedlocal.com/wrentham	On-line Only
	Yarmouth	www.wickedlocal.com/yarmouth	On-line Only
Florida	Daytona Beach	Daytona Beach News-Journal www.news-journalonline.com	Daily

State	City	Masthead	Circulation Type
	Fort Walton Beach	Northwest Florida Daily News www.nwfdailynes.com www.destin.com www.emeraldcoast.com www.nwfvarsity.com	Daily
	Gainesville	The Gainesville Sun www.gainesville.com www.gatorsports.com	Daily
	Lakeland	The Ledger www.theledger.com	Daily
	Leesburg	Daily Commercial www.dailycommercial.com	Daily
	Ocala	Ocala Star Banner www.ocala.com	Daily
	Panama City	Panama City News Herald www.newsherald.com www.panamacity.com www.panhandlevarsity.com	Daily
	Sarasota	Herald-Tribune www.heraldtribune.com	Daily
	Winter Haven	News Chief www.newschief.com	Daily
	Apalachicola	The Times www.apalachitimes.com	Paid Weekly
	Bonifay	Holmes County Times Advertiser	Paid Weekly
	Chipley	Washington County News www.chipleypaper.com	Paid Weekly
	Crestview	Crestview News Bulletin www.crestviewbulletin.com	Paid Weekly
	Destin	The Destin Log www.thedestinlog.com	Paid Weekly
	Milton	Santa Rosa Press Gazette www.srpressgazette.com	Paid Weekly
	Port St. Joe	The Star www.starfl.com	Paid Weekly
	Clermont	South Lake Press www.southlakepress.com	Free Weekly
	Gainesville	Gainesville Sun	Free Weekly
	Santa Rosa Beach	The Walton Sun www.waltonsun.com	Free Weekly
	Daytona Beach	Daytona Pennysaver	Shopper
	Daytona Beach	Flagler Pennysaver	Shopper
	Daytona Beach	New Smyrna Pennysaver	Shopper
	Daytona Beach	West Voluisa Pennysaver	Shopper
North Carolina	Asheboro	The Courier-Tribune www.courier-tribune.com	Daily
	Burlington	Times-News www.thetimesnews.com	Daily
	Fayetteville	The Fayetteville Observer www.fayobserver.com	Daily
	Gastonia	The Gaston Gazette www.gastongazette.com	Daily
	Hendersonville	Times-News www.blueridgenow.com	Daily

State	City	Masthead	Circulation Type
	Jacksonville	The Daily News www.jdnews.com	Daily
	Kinston	The Free Press www.kinston.com	Daily
	Lexington	The Dispatch www.the-dispatch.com	Daily
	New Bern	Sun Journal www.newbernsj.com	Daily
	Shelby	The Star www.shelbystar.com	Daily
	Wilmington	Star News www.starnewsonline.com	Daily
	Asheville	IWANNA Asheville	Paid Weekly
	Greenville	IWANNA Greenville	Paid Weekly
	Havelock	Havelock News www.havenews.com	Paid Weekly
	Fayetteville	Camp LeJune Globe www.camplejuneglobe.com	Free Weekly
	Fayetteville	Ft. Bragg Life	Free Weekly
	Fayetteville	Ft. Bragg Paraglide www.paraglideonline.net	Free Weekly
	Fayetteville	Acento Latino	Free Weekly
	Surf City	Topsail Advertiser	Free Weekly
	Asheboro	CT Marketplace	Shopper
	Fayetteville	Sandspur	Shopper
	Fayetteville	Observer Marketplace	Shopper
New Hampshire	Dover	Foster’s Daily Democrat	Daily
	Portsmouth	Portsmouth Herald www.seacoastonline.com	Daily
	Exeter	Exeter News-Letter	Paid Weekly
	Hampton	Hampton Union	Paid Weekly
	Portsmouth	Seacoast Sunday	Paid Weekly
	Rochester	Rochester Times	Paid Weekly
	Hampton	Beachcomber	Free Weekly
New York	Middletown	Times Herald-Record www.recordonline.com	Daily
	Middletown	The Gazette www.hudsonvalley.com	Free Weekly
	Middletown	Pointer View www.pointerview.com	Free Weekly
	Middletown	Extra/TMC	Shopper
Pennsylvania	Honesdale	The Wayne Independent www.wayneindependent.com	Daily
	Stroudsburg	Pocono Record www.poconorecord.com	Daily
	Carbondale	The Villager www.moscowvillager.com	Paid Weekly
	Carbondale	Carbondale News www.thecarbondalenews.com	Paid Weekly
	Hawley	News Eagle www.neagle.com	Paid Weekly
	Stroudsburg	Pike & Monroe Life	Free Weekly

State	City	Masthead	Circulation Type
	Hawley	The Pike Pennysaver	Shopper
	Honesdale	The Independent Extra	Shopper
	Stroudsburg	Plus/TMC	Shopper
Maine	Kennebunk	York County Coast Star www.seacoastonline.com	Paid Weekly
	Sanford	Sanford News	Paid Weekly
	York	York Weekly www.seacoastonline.com	Paid Weekly
Tennessee	Oak Ridge	The Oak Ridger www.oakridger.com	Daily
	Columbia	Columbia Daily Herald www.columbiadailyherald.com	Daily
	Columbia	The Advertiser News www.advertisernews.biz www.brentwoodlife.net www.franklinlife.net	Free Weekly
	Columbia	Value Guide	Shopper
Alabama	Gadsden	The Gadsden Times www.gadsdentimes.com	Daily
	Tuscaloosa	The Tuscaloosa News www.tuscaloosanews.com www.tidesports.com	Daily
Connecticut	Norwich	The Bulletin www.norwichbulletin.com	Daily
	Norwich	Bulletin Deals	Shopper
Rhode Island	Providence	The Providence Journal www.providencejournal.com	Daily
	Providence	Providence Journal Express	Shopper
South Carolina	Spartanburg	Herald-Journal www.goupstate.com	Daily
Virginia	Petersburg	The Progress-Index www.progress-index.com	Daily
Delaware	Dover	Smyrna/Clayton Sun Times www.scsuntimes.com	Paid Weekly
	Dover	The Middletown Transcript www.middletowntranscript.com	Paid Weekly
	Dover	Community Publication www.communitypub.com	Free Weekly
	Dover	Dover Post www.doverpost.com www.delmarvaexpress.com	Free Weekly
	Dover	Milford Beacon www.milfordbeacon.com	Free Weekly
	Dover	The Sussex Countian www.sussexcountian.com	Free Weekly

Central US Publishing

State	City	Masthead	Circulation Type
Illinois	Canton	Daily Ledger www.cantondailyledger.com	Daily
	Carmi	The Carmi Times www.carmitimes.com	Daily
	Freeport	The Journal Standard www.journalstandard.com	Daily
	Galesburg	The Register-Mail www.galesburg.com	Daily
	Kewanee	Star-Courier www.starcourier.com	Daily
	Lincoln	The Courier www.lincolncourier.com	Daily
	Macomb	McDonough County Voice www.mcdonoughvoice.com	Daily
	Monmouth	Daily Review Atlas www.reviewatlas.com	Daily
	Olney	The Olney Daily Mail www.olneydailymail.com	Daily
	Pekin	Pekin Daily Times www.pekintimes.com	Daily
	Peoria	Journal Star www.pjstar.com	Daily
	Pontiac	Daily Leader www.pontiacdailyleader.com	Daily
	Rockford	Rockford Register Star www.rrstar.com www.rockfordwoman.com www.rockfordparent.com	Daily
	Springfield	The State Journal-Register www.sj-r.com	Daily
	Abingdon	Abingdon Argus-Sentinel www.eaglepublications.com	Paid Weekly
	Aledo	The Times Record www.aledotimesrecord.com	Paid Weekly
	Augusta	Augusta Eagle-Scribe www.eaglepublicatons.com	Paid Weekly
	Cambridge	Cambridge Chronicle www.cambridgechron.com	Paid Weekly
	Carmi	The Weekly Times	Paid Weekly
	Fairbury	The Blade	Paid Weekly
	Flora	Advocate Press www.advocatepress.com	Paid Weekly
	Galva	Galva News www.galvanews.com	Paid Weekly
	Geneseo	The Geneseo Republic www.geneseorepublic.com	Paid Weekly
	Newton	Newton Press Mentor www.pressmentor.com	Paid Weekly
	Oquawka	Oquawka Current	Paid Weekly
	Orion	Orion Gazette www.oriongazette.com	Paid Weekly

State	City	Masthead	Circulation Type
	Roseville	Roseville Independent www.eaglepublications.com	Paid Weekly
	Teutopolis	Teutopolis Press www.teutopolispress.com	Paid Weekly
	West Frankfort	SI Trader www.sitraders.com	Paid Weekly
	Chillicothe	Chillicothe Times Bulletin www.chillicothetimesbulletin.com	Free Weekly
	East Peoria	East Peoria Times-Courier www.eastpeoriatimescourier.com	Free Weekly
	Galesburg	Knox County Neighbors www.galesburg.com	Free Weekly
	Metamora	Woodford Times www.woodfordtimes.com	Free Weekly
	Morton	Morton Times News www.mortontimesnews.com	Free Weekly
	Washington	Washington Times Reporter www.washingtontimesreporter.com	Free Weekly
	Aledo	Town Crier Advertiser	Shopper
	Canton	Fulton County Shopper	Shopper
	Flora	CCAP Special	Shopper
	Freeport	The Scene	Shopper
	Geneseo	Henry County Advertizer/Shopper	Shopper
	Lincoln	Logan County Shopper	Shopper
	Macomb	McDonough County Choice	Shopper
	Monmouth	Pennysaver	Shopper
	Olney	Richland County Shopper	Shopper
	Olney	Jasper County News Eagle	Shopper
	Peoria	The Marketplace	Shopper
	Peoria	Pekin Extra	Shopper
	Pontiac	Livingston Shopping News	Shopper
	Rockford	The Weekly	Shopper
	Springfield	Springfield Advertiser	Shopper
	Springfield	Springfield Shopper	Shopper
Ohio	Canton	The Repository www.cantonrep.com	Daily
	Columbus	The Columbus Dispatch www.dispatch.com	Daily
	Dover/New Philadelphia	The Times-Reporter www.timesreporter.com	Daily
	Massillon	The Independent www.indeonline.com	Daily
	Bexley	This Week Bexley www.thisweeknews.com/bexley	Free Weekly
	Clintonville	This Week Clintonville (Booster) www.thisweeknews.com/clintonville	Free Weekly
	Columbus	The Bag	Free Weekly
	Columbus	Alive	Free Weekly
	Columbus	This Week Southside Shopper	Free Weekly
	Columbus	This Week Westside www.thisweeknews.com/west-side	Free Weekly

State	City	Masthead	Circulation Type
	Delaware	This Week Delaware www.thisweeknews.com/delaware	Free Weekly
	Dublin	This Week Dublin www.thisweeknews.com/dublin	Free Weekly
	German Village	This Week German Village www.thisweeknews.com/german-village	Free Weekly
	Grandview	This Week Grandview www.thisweeknews.com/grandview	Free Weekly
	Green	The Suburbanite www.thesuburbanite.com	Free Weekly
	Grove City	This Week Grove City www.thisweeknews.com/grove-city	Free Weekly
	Hilliard	This Week Hilliard www.thisweeknews.com/hilliard	Free Weekly
	Johnstown	This Week Johnstown www.thisweeknews.com/johnstown	Free Weekly
	Marysville	This Week Marysville www.thisweeknews.com/marysville	Free Weekly
	New Albany	This Week New Albany www.thisweeknews.com/new-albany	Free Weekly
	Northland	This Week Northland www.thisweeknews.com/northland	Free Weekly
	Northwest	This Week Northwest www.thisweeknews.com/northwest	Free Weekly
	Olentangy	This Week Olentangy www.thisweeknews.com/olentangy	Free Weekly
	Pickerington	This Week Pickerington www.thisweeknews.com/pickerington	Free Weekly
	Reynoldsburg	This Week Reynoldsburg www.thisweeknews.com/reynoldsburg	Free Weekly
	Rocky Fork	This Week Rocky Fork www.thisweeknews.com/gahanna	Free Weekly
	Upper Arlington	This Week Upper Arlington www.thisweeknews.com/upper-arlington	Free Weekly
	West Licking	This Week Licking County www.thisweeknews.com/licking-county	Free Weekly
	Westerville	This Week Westerville www.thisweeknews.com/westerville	Free Weekly
	Whitehall	This Week Whitehall www.thisweeknews.com/whitehall	Free Weekly
	Winchester	This Week Canal Winchester www.thisweeknews.com/canal-winchester	Free Weekly
	Worthington	This Week Worthington www.thisweeknews.com/worthington	Free Weekly
	Canton	The Wrap	Shopper
	Dover/New Philadelphia	TMC-ExTra	Shopper
New York	Canandaigua	Daily Messenger www.mpnnow.com www.mpnnow.com/commercialprinting	Daily
	Corning	The Leader www.the-leader.com	Daily
	Herkimer	Times Telegram www.timestelegram.com	Daily
	Hornell	Evening Tribune www.eveningtribune.com	Daily

State	City	Masthead	Circulation Type
	Utica	Utica Observer-Dispatch www.uticaod.com	Daily
	Wellsville	Wellsville Daily Reporter www.wellsvilledaily.com	Daily
	Dansville	Genesee Country Express www.dansvilleonline.com	Paid Weekly
	Hamilton	Mid-York Weekly	Paid Weekly
	Newark/Palmyra	Wayne Post www.waynepost.com	Paid Weekly
	Penn Yan	The Chronicle-Express www.chronicle-express.com	Paid Weekly
	Bath	Steuben Courier-Advocate www.steubencourier.com	Free Weekly
	Brighton/Pittsford	Brighton-Pittsford Post www.brightonpittsfordpost.com	Free Weekly
	Canandaigua	Canandaigua Community Post	Free Weekly
	Fairport	Fairport-ER Post www.fairport-erpost.com	Free Weekly
	Gates/Chili	Gates-Chili Post www.gateschilipost.com	Free Weekly
	Greece	Greece Post www.greecepost.com	Free Weekly
	Henrietta	Henrietta Post www.henriettapost.com	Free Weekly
	Irondequoit	Irondequoit Post www.irondequoitpost.com	Free Weekly
	Penfield	Penfield Post www.penfieldpost.com	Free Weekly
	Utica	The Pennysaver	Free Weekly
	Victor	Victor Post www.victorpost.com	Free Weekly
	Webster	Webster Post www.websterpost.com	Free Weekly
	Corning	Corning Pennysaver	Shopper
	Herkimer	Your Valley	Shopper
	Hornell	Pennysaver Plus	Shopper
	Horseheads	The Shopper	Shopper
	Lyons	Lyons Shopping Guide	Shopper
	Newark	Newark Pennysaver	Shopper
	Penn Yan	Chronicle Ad-Visor	Shopper
	Sodus	Sodus Pennysaver	Shopper
	Wayne County	Timesaver	Shopper
Michigan	Adrian	The Daily Telegram www.lenconnect.com	Daily
	Cheboygan	Cheboygan Daily Tribune www.cheboygannews.com www.mackinacjournal.com	Daily
	Coldwater	The Daily Reporter www.thedailyreporter.com	Daily
	Hillsdale	Hillsdale Daily News www.hillsdale.net	Daily

State	City	Masthead	Circulation Type
	Holland	The Holland Sentinel www.hollandsentinel.com www.myzeeland.com	Daily
	Ionia	Sentinel-Standard www.sentinel-standard.com	Daily
	Monroe	The Monroe News www.monroenews.com	Daily
	Sault Ste Marie	The Evening News www.sooeveningnews.com	Daily
	Sturgis	Sturgis Journal www.sturgisjournal.com	Daily
	Coldwater	Bronson Journal www.thebronsonjournal.com	Paid Weekly
	Monroe	Bedford News www.bedfordnow.com	Free Weekly
	Adrian	Adrian Access Shopper www.accessshoppersguide.com	Shopper
	Allegan	Flashes Shopping Guide (Allegan/Lakeshore) www.flashespublishers.com	Shopper
	Cheboygan	Shopper Fair	Shopper
	Coldwater	The Reporter Extra	Shopper
	Coldwater	Coldwater Shoppers Guide	Shopper
	Hillsdale	Tip Off Shopping Guide www.tipoffonline.com	Shopper
	Holland	Flashes Shopping Guide (Holland/Zeeland) www.flashespublishers.com	Shopper
	Ionia	Sentinel-Standard TMC	Shopper
	Monroe	Cover Story	Shopper
	Sault Ste Marie	Tri County Buyers Guide	Shopper
	Sturgis	Sturgis Gateway Shopper	Shopper
Pennsylvania	Erie	Erie Times News www.goerie.com	Daily
	Waynesboro	The Record Herald www.therecordherald.com	Daily
	Greencastle	The Echo Pilot www.echo-pilot.com	Paid Weekly
	Erie	Community Voice	Shopper
West Virginia	Keyser	Mineral Daily News Tribune www.newstribune.info	Daily
	Ripley	The Jackson Herald www.jacksonnewspapers.com	Paid Weekly
	Ripley	The Jackson Star News www.jacksonnewspapers.com	Paid Weekly
	Keyser	Today’s Shopper	Shopper
	Ravenswood	Star Herald Weekender www.jacksonnewspapers.com	Shopper

Western US Publishing

State	City	Masthead	Circulation Type
Missouri	Camdenton	Lake Sun Leader www.lakenewsonline.com	Daily
	Chillicothe	Constitution Tribune www.chillicothenews.com	Daily
	Columbia	Columbia Daily Tribune www.columbiatribune.com www.themovecolumbia.com	Daily
	Hannibal	Hannibal Courier Post www.hannibal.net	Daily
	Independence	The Examiner www.examiner.net	Daily
	Kirksville	Kirksville Daily Express & News www.kirksvilledailyexpress.com	Daily
	Mexico	The Mexico Ledger www.mexicoledger.com	Daily
	Moberly	Moberly Monitor Index www.moberlymonitor.com	Daily
	Neosho	Neosho Daily News www.neoshodailynews.com	Daily
	Rolla	Rolla Daily News www.therolladailynews.com	Daily
	Waynesville	The Daily Guide www.waynesvilledailyguide.com	Daily
	Aurora	Aurora Advertiser www.auroraadvertiser.net	Paid Weekly
	Boonville	Boonville Daily News www.boonvilledailynews.com	Paid Weekly
	Brookfield	The Linn County Leader www.linncountyleader.com	Paid Weekly
	Carthage	The Carthage Press www.carthagepress.com	Paid Weekly
	Boonville	Weekly	Free Weekly
	Camdenton	West Side Star www.lakenewsonline.com	Free Weekly
	Carthage	The Carthage Press Wednesday TMC	Free Weekly
	Hannibal	Salt River Journal	Free Weekly
	Neosho	The Neighborhood Showcase	Free Weekly
	Osage Beach	Lake Area News Focus	Free Weekly
	Osage Beach	Lake of the Ozarks Real Estate	Free Weekly
	Osage Beach	Tube Tab	Free Weekly
	Osage Beach	Vacation News	Free Weekly
	Rolla	Rolla Daily News Extra	Free Weekly
	Aurora	Big AA Shopper	Shopper
	Brookfield	Sho-Me Shopper	Shopper
	Camdenton	Lake Sun Extra	Shopper
	Chillicothe	Chillicothe C-T Shopper	Shopper
	Joplin	Big Nickel	Shopper
	Kirksville	Nemo Trader	Shopper
	Kirksville	Kirksville Crier	Shopper

State	City	Masthead	Circulation Type
	Moberly	The Shopper	Shopper
	Osage Beach	Lake of the Ozarks Boats	Shopper
	Waynesville	Daily Guide Extra	Shopper
Arkansas	Fort Smith	Ft. Smith Southwest Times Record www.swtimes.com	Daily
	Pine Bluff	Pine Bluff Commercial www.pbcommercial.com	Daily
	Stuttgart	Stuttgart Daily Leader www.stuttgartdailyleader.com	Daily
	Arkadelphia	Daily Siftings Herald www.siftingsherald.com	Paid Weekly
	Booneville	Booneville Democrat www.boonevilledemocrat.com	Paid Weekly
	Cabot	Cabot Star-Herald www.lonokenews.net/cabot-star-herald	Paid Weekly
	Carlisle	Carlisle Independent www.lonokenews.net/carlisle-independent	Paid Weekly
	Charleston	Charleston Express www.charlestonexpress.com	Paid Weekly
	Clinton	Van Buren County Democrat www.vanburencountydem.com	Paid Weekly
	Greenwood	Greenwood Democrat www.greenwooddemocrat.com	Paid Weekly
	Gurdon	Gurdon Times www.thegurdontimes.com	Paid Weekly
	Heber Springs	The Sun Times www.thesuntimes.com	Paid Weekly
	Helena	The Daily World www.helena-arkansas.com	Paid Weekly
	Hope	Hope Star www.hopestar.com	Paid Weekly
	Hope	Nevada County Picayune www.picayune-times.com	Paid Weekly
	Hot Springs	Hot Springs Village Voice www.hsvoice.com	Paid Weekly
	Jacksonville	Jacksonville Patriot www.pulaskinews.net/jacksonville-patriot	Paid Weekly
	Lonoke	Lonoke Democrat www.lonokenews.net/lonoke-democrat	Paid Weekly
	Maurnelle	Maurnelle Monitor www.pulaskinews.net/maurnelle-monitor	Paid Weekly
	Newport	Newport Independent www.newportindependent.com	Paid Weekly
	North Little Rock	North Little Rock Times www.pulaskinews.net/north-little-rock-times	Paid Weekly
	Paris	Paris Express www.paris-express.com	Paid Weekly
	Sherwood	Sherwood Voice www.pulaskinews.net/sherwood-voice	Paid Weekly
	Van Buren	Press Argus Courier www.pressargus.com	Paid Weekly
	Van Buren	Alma Journal	Paid Weekly
	White Hall	The White Hall Journal www.whitehalljournal.com	Paid Weekly

State	City	Masthead	Circulation Type
	Arkadelphia	Arkadelphia Extra www.siftingsherald.com	Free Weekly
	Helena	Daily World TMC www.helena-arkansas.com	Free Weekly
	Hope	Star Extra www.hopestar.com	Free Weekly
	Stuttgart	The Xtra www.stuttgartdailyleader.com	Free Weekly
	White Hall	The Arsenel Sentinel	Free Weekly
	Fort Smith	River Valley Advertiser	Shopper
Texas	Brownwood	Brownwood Bulletin www.brownwoodtx.com	Daily
	Sherman	Herald Democrat www.heralddemocrat.com	Daily
	Stephenville	Stephenville Empire-Tribune www.yourstephenvilletx.com	Daily
	Waxahachie	Waxahachie Daily Light www.waxahachietx.com	Daily
	Alice	Alice Echo-News Journal www.alicetx.com	Paid Weekly
	Ballinger	Ballinger Ledger	Paid Weekly
	Glen Rose	Glen Rose Reporter www.yourglenrosetx.com	Paid Weekly
	Midlothian	Midlothian Mirror www.midlothianmirror.com	Paid Weekly
	Robstown	Neuces County Record Star www.recordstar.com	Paid Weekly
	Van Alstyne	Van Alstyne Leader www.vanalsyneleader.com	Paid Weekly
	Winters	Winters Enterprise	Paid Weekly
	Anna	Anna-Melissa Tribune www.amtrib.com	Free Weekly
	Prosper	Prosper Press www.prosperpressnews.com	Free Weekly
	Alice	Alice Review	Shopper
	Brownsville	Valley Bargain Book-South www.valleybargainbook.com	Shopper
	Brownwood	Heartland Trading Post	Shopper
	Bryan	Bryan County Shopper	Shopper
	Cooke County	Cooke County Shopper	Shopper
	Corpus Christi	Ad Sack www.adsack.com	Shopper
	Harlingen	Valley Bargain Book-North www.valleybargainbook.com	Shopper
	Laredo	Laredo Bargain Book www.laredobargainbook.com	Shopper
	Marshall/Johnston	Marshall/Johnston County Shopper	Shopper
	McAllen	Valley Town Crier www.yourvalleyvoice.com	Shopper
	McAllen	Edinburg Review	Shopper
	Sherman	Grayson County Shopper www.heralddemocrat.com/herald-democrat-shopper	Shopper

State	City	Masthead	Circulation Type
	Stephenville	Cross Timbers Trading Post	Shopper
	Waxahachie	Ellis County Trading Post	Shopper
California	Barstow	Desert Dispatch www.desertdispatch.com	Daily
	Ridgecrest	The Daily Independent www.ridgecrestca.com www.rocketeer2.com	Daily
	Stockton	The Stockton Record www.recordnet.com	Daily
	Victorville	Victorville Daily Press www.vvdailypress.com	Daily
	Yreka	Siskiyou Daily News www.siskiyoudaily.com	Daily
	Gridley	Gridley Herald www.gridleyherald.com	Paid Weekly
	Lucerne Valley	Lucerne Valley Leader www.lucernevalleyleader.com	Paid Weekly
	Mt Shasta	Weed Press www.mtshastanews.com	Paid Weekly
	Mt Shasta	Dunsmuir News www.mtshastanews.com	Paid Weekly
	Mt Shasta	Mt Shasta Herald www.mtshastanews.com	Paid Weekly
	Taft	Midway Driller www.taftmidwaydriller.com	Paid Weekly
	Hesperia	Hesperia Star www.hesperiastar.com	Free Weekly
	Stockton	VIDA	Free Weekly
	Victorville	El Mojave www.elmojave.com	Free Weekly
	Apple Valley	Apple Valley Review www.applevalley-review.com	Shopper
	Barstow	Barstow Plus	Shopper
	Gridley	Gidley Shopping News www.gridleyherald.com	Shopper
	Mt Shasta	Super Saver Advertiser	Shopper
	Ridgecrest	Super Tuesday	Shopper
	Stockton	Sunday Select	Shopper
	Stockton	The Valley Marketplace/TMC www.esanjoaquin.com	Shopper
	Victorville	Review	Shopper
Kansas	Dodge City	Dodge City Daily Globe www.dodgeglobe.com	Daily
	Garden City	Garden City Telegram www.gctelegram.com	Daily
	Hays	The Hays Daily News www.hdnews.net	Daily
	Hutchison	The Hutchison News www.hutchnews.com	Daily
	Leavenworth	The Leavenworth Times www.leavenworthtimes.com	Daily
	McPherson	McPherson Sentinel www.mcphersonsentinel.com	Daily

State	City	Masthead	Circulation Type
	Newton	The Newton Kansan www.thekansan.com	Daily
	Pittsburg	The Morning Sun www.morningsun.net	Daily
	Salina	Salina Journal www.salina.com	Daily
	Baxter Springs	Cherokee County News-Advocate www.sekvoice.com	Paid Weekly
	El Dorado	The Butler County Times-Gazette www.butlercountytimesgazette.com	Paid Weekly
	Greensburg	Kiowa County Signal www.kiowacountysignal.com	Paid Weekly
	Ottawa	Ottawa Herald	Paid Weekly
	Pratt	The Pratt Tribune www.pratttribune.com	Paid Weekly
	St John	St John News www.sjnewsonline.com	Paid Weekly
	Wellington	Wellington Daily News www.wellingtondailynews.com	Paid Weekly
	Dodge City	La Estrella	Free Weekly
	Garden City	La Semana	Free Weekly
	Leavenworth	The Fort Leavenworth Lamp www.ftleavenworthlamp.com	Free Weekly
	Dodge City	Shoppers Weekly	Shopper
	El Dorado	Shoppers Guide	Shopper
	Garden City	Bargain Plus	Shopper
	Hiawatha	Penny Press 4	Shopper
	Huthchison	The Bee	Shopper
	Leavenworth	Chronicle Shopper	Shopper
	McPherson/Newton	South Central Kansas Shoppers Guide	Shopper
	Ottawa	Ottawa Times-Shopper	Shopper
	Pittsburg	The Sunland Shopper	Shopper
	Pratt	Sunflower Shopper	Shopper
	Salina	Salina Buyers Guide	Shopper
Iowa	Ames	Ames Tribune www.amestrib.com	Daily
	Boone	Boone News Republican www.newsrepublican.com	Daily
	Burlington	The Hawk Eye www.thehawkeye.com	Daily
	Adel	Dallas County News www.adelnews.com	Paid Weekly
	Hamburg	Hamburg Reporter www.hamburgreporter.com	Paid Weekly
	Nevada	Nevada Journal	Paid Weekly
	Nevada	Tri-County Times www.tricountytimes.com	Paid Weekly
	Perry	The Perry Chief www.theperrychief.com	Paid Weekly
	Story City	Story City Herald www.storycityherald.com	Paid Weekly
	Adel	Dallas County Today	Shopper

State	City	Masthead	Circulation Type
	Ames	Ames Sun/Story County Advertiser	Shopper
	Boone	Boone Shopping News	Shopper
	Burlington	Live Local	Shopper
	Perry	Chiefland Shopper	Shopper
Louisiana	Bastrop	The Bastrop Daily Enterprise www.bastropenterprise.com	Daily
	Houma	The Courier www.houmatoday.com	Daily
	Thibodaux	Daily Comet www.dailycomet.com	Daily
	DeRidder	Beauregard Daily News www.beauregarddailynews.net	Paid Weekly
	Donaldsonville	The Donaldsonville Chief www.donaldsonvillechief.com	Paid Weekly
	Gonzales	Gonzales Weekly Citizen www.weeklycitizen.com	Paid Weekly
	Leesville	Leesville Daily Leader www.leesvilledailyleader.com	Paid Weekly
	Plaquemine	Post South www.postsouth.com	Paid Weekly
	Sterlington	North Quachita Weekly	Free Weekly
	Gonzales	The Marketeer www.weeklycitizen.com	Shopper
	Gonzales	Nickel Ads www.weeklycitizen.com	Shopper
	Plaquemine	West Bank Shopper www.postsouth.com	Shopper
Minnesota	Crookston	Crookston Daily Times www.crookstontimes.com	Daily
	Cottonwood	Tri-County News	Paid Weekly
	Granite Falls	Granite Falls Advocate-Tribune www.granitefallsnews.com	Paid Weekly
	Montevideo	Montevideo American News www.montenews.com	Paid Weekly
	Redwood Falls	Redwood Gazette www.redwoodfallsgazette.com	Paid Weekly
	Sleepy Eye	Sleepy Eye Herald Dispatch www.sleepyeyenews.com	Paid Weekly
	St James	St James Plaindealer www.stjamesnews.com	Paid Weekly
	Wabasso	The Wabasso Standard	Paid Weekly
	Crookston	Crookston Valley Shopper	Shopper
	Montevideo	The Star Advisor www.montenews.com	Shopper
	Sleepy Eye	Brown County Reminder	Shopper
	St James	Town and Country Shopper	Shopper
Oklahoma	Ardmore	The Daily Ardmoreite www.ardmoreite.com	Daily
	Bartlesville	Examiner Enterprise www.examiner-enterprise.com	Daily
	Miami	Miami News-Record www.miamiok.com	Daily

State	City	Masthead	Circulation Type
	Shawnee	The Shawnee News-Star www.news-star.com	Daily
	Grove	Grove Sun www.grandlakenews.com	Paid Weekly
	Jay	Delaware County Journal www.grandlakenews.com	Paid Weekly
	Pawhuska	Pawhuska Journal-Capital www.pawhuskajournalcapital.com	Paid Weekly
	Ardmore	Entertainment Spotlight	Shopper
	Bartlesville	Hometown Shopper	Shopper
	Miami	Northeast Oklahoma Trading Post	Shopper
Colorado	LaJunta	LaJunta Tribune Democrat www.lajuntatribunedemocrat.com	Daily
	LaJunta	Ag Journal www.agjournalonline.com	Paid Weekly
	LaJunta	Fowler Tribune www.fowlertribune.com	Paid Weekly
	Las Animas	Bent County Democrat www.bcdemocratonline.com	Paid Weekly
Nebraska	Nebraska City	Nebraska City News Press www.ncnewspress.com	Paid Weekly
	Syracuse	Syracuse Journal Democrat www.journaldemocrat.com	Paid Weekly
	Nebraska City	Penny Press 1	Shopper
Oregon	Medford	Ashland Daily Tidings www.dailytidings.com	Daily
	Medford	Mail Tribune www.mailtribune.com	Daily
	Medford	Nickel www.medfordnickel.com	Shopper
North Dakota	Devils Lake	Devils Lake Daily Journal www.devilslakejournal.com	Daily
	Devils Lake	The Country Peddler	Shopper
Tennessee	Oak Ridge	The Oak Ridger www.oakridger.com	Daily

BridgeTower

State	City	Masthead	Frequency
Massachusetts	Boston	Massachusetts Lawyers Weekly	Paid Weekly
	Boston	New England In House	Free Quarterly
	Boston	MA Advance Sheets	Paid Monthly
	Boston	MA Rules Service	Paid Weekly
	Boston	Real Estate Bar Association News	Five times per year
	Boston	Massachusetts Association of Trial Attorneys	Three times per year
	Boston	Client Newsletters	Quarterly
	Boston	Rhode Island Lawyers Weekly	Paid Weekly
Missouri	St. Louis	St. Louis Daily Record	Daily
	St. Louis	The St. Louis Countian	Daily
	St. Louis	The Jefferson Countian	Paid Weekly
	St. Louis	The Daily Record Kansas City	Daily
	St. Louis	St. Charles County Business Record	Daily
	St. Louis	Missouri Lawyers Weekly	Paid Weekly
	St. Louis	Missouri Medical Law Report	Quarterly
New York	Rochester	The Daily Record	Daily
	Rochester	Foreclosures at a Glance	Paid Weekly
	Rochester	Court Calendar	Paid Weeky
	Rochester	Rochester Business Journal	Paid Weekly
	Ronkonkoma	Long Island Business News	Paid Weeky
	Ronkonkoma	Who’s Who	Seven times per year
	Ronkonkoma	Nassau Bar	Monthly
Oklahoma	Oklahoma City	The Journal Record	Daily
	Oklahoma City	Journal Record Legislative Report	Paid Online
	Oklahoma City	Alert Paging Service	Paid Online
	Oklahoma City	Tinker Take Off	Free Weekly
	Oklahoma City	Tinker Living	Monthly
	Oklahoma City	Square Feet	Quarterly
	Oklahoma City	Briefcase	Monthly
North Carolina	Charlotte	The Mecklenburg Times	Paid Weekly
	Charlotte	North Carolina Lawyers Weekly	Paid Weekly
	Charlotte	Liberty Mutual Insert	Two times per year
	Charlotte	South Carolina Lawyers Weekly	Paid Weekly
	Charlotte	Carolina Paralegal News	Bi-Monthly
	Charlotte	E-Advantage Foreclosure Database	Daily
Arizona	Phoenix	Arizona Capitol Times	Paid Weekly
	Phoenix	Yellow Sheet Report	Daily
	Phoenix	Legislation On Line Arizona	Paid Online
	Phoenix	Legislative Report	Daily
	Phoenix	Green Book	Annual
	Phoenix	AZ Edge	Five times per year
Minnesota	Minneapolis	Finance & Commerce	Daily

State	City	Masthead	Frequency
	Minneapolis	Minnesota Lawyer	Paid Weekly
	Minneapolis	Politics in Minnesota Capitol Report	Paid Weekly
	Minneapolis	Twin City Tenant	Semi-Annual
Wisconsin	Milwaukee	Daily Reporter	Daily
	Milwaukee	Job Trac	Paid Database
	Milwaukee	Sheriff Sales	Paid Weekly
	Milwaukee	Wisconsin Law Journal	Paid Weekly
Louisiana	Metairie	Daily Journal of Commerce	Paid Weeky
	Metairie	New Orleans City Business	Paid Weekly
	Metairie	Path to Excellence	Quarterly
Maryland	Baltimore	The Daily Record	Daily
	Baltimore	Path to Excellence	Eight times per year
	Baltimore	MD Family Law	Monthly
Oregon	Portland	Daily Journal of Commerce	Paid Weekly
	Portland	Project Center	Paid Database
	Portland	NAMC	Quarterly
Pennsylvania	Lehigh Valley	Lehjgh Valley Business	Paid Weekly
	South Central PA	Central Penn Business Journal	Paid Weekly
	South Central PA	Central Penn Parent	Monthly
Idaho	Boise	Idaho Business News	Paid Weekly
	Boise	Square Feet	Quarterly
Virginia	Richmond	Virginia Lawyers Weekly	Paid Weekly
	Richmond	Virginia Med Law Report	Bi-Monthly
Michigan	Detroit	Michigan Lawyers Weekly	Paid Weekly
New Jersey	New Jersey	NJBIZ	Paid Weekly
USA	National	Pet Age	Monthly

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
Our Company primarily generates revenue in three geographic regions: the Northeast, the Midwest, and the Southeast. During the year ended December 25, 2016, approximately 31% of our total revenues were generated in three states in the Northeast: Massachusetts, New York, and Rhode Island. During the same period, approximately 21% of our total revenues were generated in two states in the Midwest: Illinois and Ohio. Also during the same period, approximately 21% of our total revenues were generated in two states in the Southeast: Florida and North Carolina. As a result of this geographic concentration, our financial results, including advertising and circulation revenue, depend largely upon economic conditions in these principal market areas. Accordingly, adverse economic developments within these three regions in particular could significantly affect our consolidated operations and financial results.
Our indebtedness and any future indebtedness may limit our financial and operating activities and our ability to incur additional debt to fund future needs or dividends.
As of December 25, 2016, New Media’s outstanding indebtedness consists primarily of the New Media Credit Agreement. The New Media Credit Agreement provides for (i) a $200 million senior secured term facility and (ii) a $25 million senior secured revolving credit facility, with a $5 million sub-facility for letters of credit and a $5 million sub-facility for swing loans. In addition, we may request one or more new commitments for term loans or revolving loans from time to time up to an aggregate total of $75 million (the "Incremental Facility"), subject to certain conditions. On September 3, 2014, the New Media Credit Agreement was amended to provide for additional term loans under the Incremental Facility in an aggregate principal amount of $25 million. On November 20, 2014, the New Media Credit Agreement was further amended to increase the amount available thereunder for incremental term loans from $75 million to $225 million in order to facilitate the financing of the acquisition of substantially all of the assets from Halifax Media Group LLC. On January 9, 2015, the New Media Credit Agreement was amended to provide for additional term loans and revolving commitments under the Incremental Facility in a combined aggregate principal amount of $152 million and to make certain amendments to the Revolving Credit Facility (as defined below). On February 13, 2015, the New Media Credit Agreement was amended to, amongst other things, replace the existing term loans with a new class of replacement term loans with extended call protection. On March 6, 2015, the New Media Credit Agreement was amended to provide for $15 million in additional revolving commitments under the Incremental Facility. On May 29, 2015, the New Media Credit Agreement was amended to provide for $25 million in additional term loans under the Incremental Facility. As of December 25, 2016, $0 was drawn under the Revolving Credit Facility.
The Advantage Credit Agreements, which arose from debt obligations assumed by us in connection with our acquisition of substantially all of the assets from Halifax Media Group LLC on January 9, 2015, are comprised of: (i) debt in the principal amount of $10 million that bears interest at the rate of 5.25% per annum, payable quarterly in arrears, maturing on December 31, 2016 and (ii) debt in the principal amount of $8 million that bears interest at the rate of LIBOR plus 6.25% per annum (with a minimum of 1% LIBOR) payable quarterly in arrears, maturing on March 31, 2019. As of December 25, 2016, $18 million was outstanding under the Advantage Credit Agreements. On December 30, 2016, $10 million was repaid with cash on hand.
All of the above indebtedness and any future indebtedness we incur could:

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
The Advantage Credit Agreements contain covenants substantially consistent with those contained in the New Media Credit Agreement in addition to those required for compliance with the New Markets Tax Credit program.
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
We have announced our intent to distribute a substantial portion of our free cash flow generated from operations or other sources as a dividend to our stockholders, through a quarterly dividend, subject to satisfactory financial performance, approval by our Board of Directors and dividend restrictions in the New Media Credit Agreement. The Board of Directors’ determinations regarding dividends will depend on a variety of factors, including the Company’s GAAP net income, free cash flow generated from operations or other sources, liquidity position and potential alternative uses of cash, such as acquisitions, as well as economic conditions and expected future financial results. Although we recently paid a third quarter 2016 cash dividend of $0.35 per share of Common Stock and have paid regularly quarterly dividends since the third quarter of 2014, there can be no guarantee that we will continue to pay dividends in the future or that this recent dividend is representative of the amount of any future dividends. Our ability to declare future dividends will depend on our future financial performance, which in turn depends on the successful implementation of our strategy and on financial, competitive, regulatory, technical and other factors, general economic conditions, demand and selling prices for our products and other factors specific to our industry or specific projects, many of which are beyond our control. Therefore, our ability to generate free cash flow depends on the performance of our operations and could be limited by decreases in our profitability or increases in costs, capital expenditures or debt servicing requirements.
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

We continue to evaluate our business and how we intend to grow our digital business. Internal resources and effort are put towards this business and acquisitions are sought to expand this business. In addition, key partnerships have been entered into to assist with our digital business, including Propel. We continue to believe that our digital businesses, including Propel, offer opportunities for revenue growth to support and, in some cases, offset the revenue trends we have seen in our print business. There can be no assurances that the partnerships we have entered into, the acquisitions we have completed or the internal strategy being employed will result in generating or increasing digital revenues in amounts necessary to stabilize or offset trends in print revenues. In addition, we have a limited history of operations in this area and there can be no assurances that past performance will be indicative of future performance or future trends. If our digital strategy, including with regard to Propel, is not as successful as we anticipate, our financial condition, results of operations and ability to pay dividends could be adversely affected.

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
We have experienced declines in advertising revenue due in part to advertisers’ shift from print to digital media, and we may not be able to create sufficient advertiser interest in our digital businesses to maintain or increase the advertising rates of the inventory on our websites.
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
The basic raw material for our publications is newsprint. We generally maintain only a 45 to 55-day inventory of newsprint, although our participation in a newsprint-buying consortium has helped ensure adequate supply. An inability to obtain an adequate supply of newsprint at a favorable price or at all in the future could have a material adverse effect on our ability to produce our publications. Historically, the price of newsprint has been volatile, reaching a high of approximately $823 per metric ton in 2008 and experiencing a low of almost $410 per metric ton in 2002. The average price of newsprint during 2016 was approximately $626 per metric ton. Recent and future consolidation of major newsprint suppliers may adversely affect price competition among suppliers. Significant increases in newsprint costs for properties and periods not covered by our newsprint vendor agreement could have a material adverse effect on our financial condition and results of operations.
We have experienced declines in advertising revenue, and further declines, which could adversely affect our results of operations and financial condition, may occur.
Excluding acquisitions, we have experienced declines in advertising revenue, due in part to advertisers’ shift from print to digital media. We continue to search for organic growth opportunities, including in our digital advertising business, and for ways to stabilize print revenue declines through new product launches and pricing. However, there can be no assurance that our advertising revenue will not continue to decline. In addition, the range of advertising choices across digital products and platforms and the large inventory of available digital advertising space have historically resulted in significantly lower rates for digital advertising than for print advertising. Consequently, our digital advertising revenue may not be able to replace print advertising revenue lost as a result of the shift to digital consumption. Further declines in advertising revenue could adversely affect our results of operations and financial condition.
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
Overall daily newspaper circulation, including national and urban newspapers, has declined in recent years. For the year ended December 25, 2016, our circulation revenue increased by $43.2 million, or 11.4%, as compared to the year ended December 27, 2015, of which $32.0 million relates to acquisitions. There can be no assurance that our circulation revenue will not decline again in the future. We have been able to maintain annual circulation revenue from existing operations in recent years through, among other things, increases in per copy prices. However, there can be no assurance that we will be able to continue to increase prices to offset any declines in circulation. Further declines in circulation could impair our ability to maintain or increase our advertising prices, cause purchasers of advertising in our publications to reduce or discontinue those purchases and discourage potential new advertising customers, all of which could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay dividends.
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
At December 25, 2016 the carrying value of our goodwill is $228.0 million, mastheads is $94.7 million, and amortizable intangible assets is $256.8 million. These assets are subject to annual impairment testing and more frequent testing upon the occurrence of certain events or significant changes in our circumstances that indicate all or a portion of their carrying values may no longer be recoverable, in which case a non-cash charge to earnings may be necessary in the relevant period. We may subsequently experience market pressures which could cause future cash flows to decline below our current expectations, or volatile equity markets could negatively impact market factors used in the impairment analysis, including earnings multiples, discount rates, and long-term growth rates. Any future evaluations requiring an asset impairment charge for goodwill or other intangible assets would adversely affect future reported results of operations and shareholders’ equity.
During the fourth quarter of 2015, we reorganized our management structure to align with the geography of the market served.  As a result, an additional impairment analysis was performed.  The analysis of masthead values suggested impairment, and a charge of $4.8 million was recorded in December 2015.
For further information on goodwill and intangible assets, see Note 6 to the consolidated financial statements, “Goodwill and Intangible Assets”.
We are subject to environmental and employee safety and health laws and regulations that could cause us to incur significant compliance expenditures and liabilities.
Our operations are subject to federal, state and local laws and regulations pertaining to the environment, storage tanks and the management and disposal of wastes at our facilities. Under various environmental laws, a current or previous owner or operator of real property may be liable for contamination resulting from the release or threatened release of hazardous or toxic substances or petroleum at that property. Such laws often impose liability on the owner or operator without regard to fault, and the costs of any required investigation or cleanup can be substantial. Although in connection with certain of our acquisitions we have rights to indemnification for certain environmental liabilities, these rights may not be sufficient to reimburse us for all losses that we might incur if a property acquired by us has environmental contamination. In addition, although in connection with certain of our acquisitions we have obtained insurance policies for coverage for certain potential environmental liabilities, these policies have express exclusions to coverage as well as express limits on amounts of coverage and length of term. Accordingly these insurance policies may not be sufficient to provide coverage for us for all losses that we might incur if a property acquired by us has environmental contamination.
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
In recent years, we have experienced significant increases in the cost of employee medical benefits because of economic factors beyond our control, including increases in health care costs. At least some of these factors may continue to put upward pressure on the cost of providing medical benefits. Although we have actively sought to control increases in these costs, there can be no assurance that we will succeed in limiting cost increases, and continued upward pressure could reduce the profitability of our businesses.
Our pension and postretirement plans were underfunded by $26.1 million at December 25, 2016. Our pension plan invests in a variety of equity and debt securities, many of which were affected by the disruptions in the credit and capital markets in 2009 and 2010. Future volatility and disruption in the stock markets could cause further declines in the asset values of our pension plans. In addition, a decrease in the discount rate used to determine minimum funding requirements could result in increased future contributions. If either occurs, we may need to make additional pension contributions above what is currently estimated, which could reduce the cash available for our businesses.
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
The success of our business is heavily dependent on our ability to retain our management and other key personnel and to attract and retain qualified personnel in the future. Competition for senior management personnel is intense and we may not be able to retain our key personnel. Although we have entered into employment agreements with certain of our key personnel, these agreements do not ensure that our key personnel will continue in their present capacity with us for any particular period of time. We do not have key man insurance for any of our current management or other key personnel. The loss of any key personnel would require our remaining key personnel to divert immediate and substantial attention to seeking a replacement. An inability to find a suitable replacement for any departing executive officer on a timely basis could adversely affect our ability to operate or grow our business.
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
As of December 25, 2016, we employed 10,092 employees, of whom 1,315 (or approximately 13%) were represented by 40 unions. 82% of the unionized employees are in four states: Ohio, Rhode Island, Massachusetts and Illinois and represent 31%, 22%, 15% and 14% of all our union employees, respectively. Most of our unionized employees work under collective bargaining agreements that expire in 2017.
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
We have implemented general cost control measures, and we expect to continue such cost control efforts in the future. If we do not achieve expected savings as a result of such measures or if our operating costs increase as a result of our growth strategy, our total operating costs may be greater than expected. In addition, reductions in staff and employee benefits could affect our ability to attract and retain key employees.
We rely on revenue from the printing of publications for third parties that may be subject to many of the same business and industry risks that we are.
In 2016, we generated approximately 6.7% of our revenue from printing third-party publications, and our relationships with these third parties are generally pursuant to short-term contracts. As a result, if the macroeconomic and industry trends described herein such as the sensitivity to perceived economic weakness of discretionary spending available to advertisers and subscribers, circulation declines, shifts in consumer habits and the increasing popularity of digital media affect those third parties, we may lose, in whole or in part, a substantial source of revenue.
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
On February 14, 2017, Fortress announced that it had entered into the Merger Agreement with SB Foundation Holdings LP, a Cayman Islands exempted limited partnership (“Parent”) and an affiliate of SoftBank, and Foundation Acquisition LLC, a Delaware limited liability company and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into Fortress, with Fortress surviving as a wholly owned subsidiary of Parent. While Fortress’s senior investment professionals are expected to remain in place, including those individuals who perform services for us, there can be no assurance that the Merger will not have an impact on us or our relationship with the Manager.

There are conflicts of interest in our relationship with our Manager.
Our Management Agreement with our Manager was not negotiated between unaffiliated parties, and its terms, including fees payable, although approved by the independent directors of both Newcastle (our parent prior to the spin-off of the Company) and New Media as fair, may not be as favorable to us as if they had been negotiated with an unaffiliated third party.
There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates—including investment funds, private investment funds, or businesses managed by our Manager—invest in media assets and whose investment objectives overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our Board of Directors and employees of our Manager who may be officers also serve as officers and/or directors of these other entities. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress for certain target assets. From time to time, affiliates of Fortress focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress had approximately $70 billion of assets under management as of December 31, 2016. In addition, with respect to Fortress funds in the process of selling investments, our Manager may be incentivized to regard the sale of such assets to us positively, particularly if a sale to an unrelated third party would result in a loss of fees to our Manager.
Our Management Agreement with our Manager does not prevent our Manager or any of its affiliates, or any of their officers and employees, from engaging in other businesses or from rendering services of any kind to any other person or entity, including investment in, or advisory service to others investing in, any type of media or media related investment, including investments which meet our principal investment objectives. Our Manager may engage in additional investment opportunities related to media assets in the future, which may cause our Manager to compete with us for investments or result in a change in our current investment strategy. In addition, our certificate of incorporation provides that if Fortress or an affiliate or any of their officers, directors or employees acquire knowledge of a potential transaction or matter that may be a corporate opportunity, they have no duty, to the fullest extent permitted by law, to offer such corporate opportunity to us, our stockholders or our affiliates. In the event that any of our directors and officers who is also a director, officer or employee of Fortress or its affiliates acquires knowledge of a corporate opportunity or is offered a corporate opportunity, provided that this knowledge was not acquired solely in such person’s capacity as a director or officer of ours and such person acts in good faith, then to the fullest extent permitted by law such person is deemed to have fully satisfied such person’s fiduciary duties owed to us and is not liable to us if Fortress or its affiliates pursues or acquires the corporate opportunity or if such person did not present the corporate opportunity to us.
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

It would be difficult and costly for us to terminate our Management Agreement with our Manager. After its initial three-year term, the Management Agreement is automatically renewed for one-year terms unless (i) a majority consisting of at least two-thirds of our independent directors, or a simple majority of the holders of outstanding shares of our common stock reasonably agree that there has been unsatisfactory performance by our Manager that is materially detrimental to us or (ii) a simple majority of our independent directors agree that the management fee payable to our Manager is unfair, subject to our Manager’s right to prevent such a termination by agreeing to continue to provide the services under the Management Agreement at a fee that our independent directors have determined to be fair. If we elect not to renew the Management Agreement, our Manager will be provided not less than 60 days’ prior written notice. In the event we terminate the Management Agreement, our Manager will be paid a termination fee equal to the amount of the management fee earned by the Manager during the 12-month period immediately preceding such termination. In addition, following any termination of the Management Agreement, our Manager may require us to purchase its right to receive incentive compensation at a price determined as if our assets were sold for their then current fair market value or otherwise we may continue to pay the incentive compensation to our Manager. These provisions may increase the effective cost to us of terminating the Management Agreement, thereby adversely affecting our ability to terminate our Manager without cause.
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
Pursuant to our Management Agreement, our Manager assumes no responsibility other than to render the services called for thereunder in good faith and shall not be responsible for any action of our Board of Directors in following or declining to follow its advice or recommendations. Our Manager, its members, managers, officers and employees will not be liable to us or any of our subsidiaries, to our Board of Directors, or our or any subsidiary’s stockholders or partners for any acts or omissions by our Manager, its members, managers, officers or employees, except by reason of acts constituting bad faith, willful misconduct, gross negligence or reckless disregard of our Manager’s duties under our Management Agreement. We shall, to the full extent lawful, reimburse, indemnify and hold our Manager, its members, managers, officers and employees, and each other person, if any, controlling our Manager, harmless of and from any and all expenses, losses, damages, liabilities, demands, charges and claims of any nature whatsoever (including attorneys’ fees) in respect of or arising from any acts or omissions of an indemnified party made in good faith in the performance of our Manager’s duties under our Management Agreement and not constituting such indemnified party’s bad faith, willful misconduct, gross negligence or reckless disregard of our Manager’s duties under our Management Agreement.
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
As a public company, we are required to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. We continue to seek acquisition opportunities, and such potential acquisitions may result in a change to our internal control over financial reporting that may materially affect our internal control over financial reporting. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules. We cannot assure you that our internal control over financial reporting will be effective in the future or that a material weakness will not be discovered with respect to a prior period for which we had previously believed that internal controls were effective. If we are not able to maintain or document effective internal control over financial reporting, our management and our independent registered public accounting firm will not be able to certify as to the effectiveness of our internal control over financial reporting. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis, or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we or our independent registered public accounting firm reports a material weakness in our internal control over financial reporting. This could materially adversely affect us by, for example, leading to a decline in our share price and impairing our ability to raise capital, if and when desirable.
The percentage ownership of existing shareholders in New Media may be diluted in the future.
We have issued and may continue to issue equity in order to raise capital or in connection with future acquisitions and strategic investments, which would dilute investors’ percentage ownership in New Media. In addition, your percentage ownership may be diluted if we issue equity instruments such as debt and equity financing.
The percentage ownership of existing shareholders in New Media may also be diluted in the future as result of the issuance of ordinary shares in New Media upon the exercise of 10-year warrants (the “New Media Warrants”). The New Media Warrants collectively represent the right to acquire New Media Common Stock, which in the aggregate are equal to 5% of New Media Common Stock outstanding as of November 26, 2013, the effective date of our predecessor's plan of reorganization from bankruptcy (the "Effective Date") (calculated prior to dilution from shares of New Media Common Stock issued pursuant to Newcastle’s contribution of Local Media Parent (as defined below) and assignment of related stock purchase agreement to New Media (the “Local Media Contribution”)) at a strike price of $46.35 calculated based on a total equity value of New Media prior to the Local Media Contribution of $1.2 billion as of the Effective Date. As a result, New Media Common Stock may be subject to dilution upon the exercise of such New Media Warrants.
Furthermore, the percentage ownership in New Media may be diluted in the future because of additional equity awards that we expect will be granted to our Manager pursuant to our Management Agreement. Upon the successful completion of an offering of shares of our Common Stock or any shares of preferred stock, we shall pay and issue to our Manager options to purchase our Common Stock equal to 10% of the number of shares sold in the offering, with an exercise price equal to the offering price per share paid by the public or other ultimate purchaser in the offering. The Board of Directors of New Media approved the Incentive Plan, which provides for the grant of equity and equity-based awards, including restricted stock, stock options, stock appreciation rights, performance awards, tandem awards and other equity-based and non-equity based awards, in each case to our Manager, to the directors, officers, employees, service providers, consultants and advisors of our Manager who perform services for us, and to our directors, officers, employees, service providers, consultants and advisors. Any future grant would cause further dilution. We initially reserved 15 million shares of our Common Stock for issuance under the Incentive Plan; on the first day of each fiscal year beginning during the ten-year term of the Incentive Plan in and after calendar year 2015, that number will be increased by a number of shares of our Common Stock equal to 10% of the number of shares of our Common Stock newly issued by us during the immediately preceding fiscal year (and, in the case of fiscal year 2014, after the effective date of the Incentive Plan). In January 2016 and 2015, the number of shares reserved for issuance under the Incentive Plan was increased by 724,400 and 746,649, representing 10% of the shares of Common Stock newly issued in fiscal year 2015 and 2014, respectively.
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

•	removal of directors only for cause and only with the affirmative vote of at least 80% of the voting interest of stockholders entitled to vote in the election of directors;

•	our Board to determine the powers, preferences and rights of our preferred stock and to issue such preferred stock without stockholder approval;

•	provisions in our amended and restated certificate of incorporation and amended and restated bylaws prevent stockholders from calling special meetings of our stockholders;

•	advance notice requirements applicable to stockholders for director nominations and actions to be taken at annual meetings;

•
a prohibition, in our amended and restated certificate of incorporation, stating that no holder of shares of our Common Stock will have cumulative voting rights in the election of directors, which means that the holders of majority of the issued and outstanding shares of our Common Stock can elect all the directors standing for election; and

•	action by our stockholders outside a meeting, in our amended and restated certificate of incorporation and our amended and restated bylaws, only by unanimous written consent.
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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
We own and operate 59 print facilities across the United States. Our print facilities range in size from approximately 6,000 to 401,000 square feet (combined printing and office space). Our executive offices are located in Pittsford, New York, where we lease approximately 25,870 square feet under a lease terminating in October 2022.
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
New Media Common Stock trades on the New York Stock Exchange (the "NYSE") under the trading symbol “NEWM”. Set forth in the table below for the periods presented are the high and low sale prices for New Media Common Stock as reported on the NYSE.

	HIGH	LOW
Fiscal Year Ending December 25, 2016:
First Quarter	$16.16	$14.25
Second Quarter	$18.10	$14.43
Third Quarter	$19.88	$15.16
Fourth Quarter	$17.19	$13.95
Fiscal Year Ending December 27, 2015:
First Quarter	$25.77	$20.55
Second Quarter	$24.32	$17.80
Third Quarter	$18.59	$13.96
Fourth Quarter	$20.06	$14.91
From the most recent available Company information, on February 17, 2017 there were approximately 47 holders of record.
Dividends
New Media currently intends to distribute a substantial portion of free cash flow generated from operations and other sources as a dividend to stockholders, through a quarterly dividend, subject to satisfactory financial performance, Board approval and dividend restrictions in the New Media Credit Agreement. The Board of Directors’ determinations regarding dividends will depend on a variety of factors, including the Company’s GAAP net income, free cash flow generated from operations or other sources, liquidity position and potential alternative uses of cash, such as acquisitions, as well as economic conditions and expected future financial results.
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
On April 28, 2016, the Company announced a first quarter 2016 cash dividend of $0.33 per share of New Media Common Stock. The dividend was paid on May 19, 2016, to shareholders of record as of the close of business on May 11, 2016.
On July 28, 2016, the Company announced a second quarter 2016 cash dividend of $0.33 per share of New Media Common Stock. The dividend was paid on August 18, 2016, to shareholders of record as of the close of business on August 10, 2016.

On October 27, 2016, the Company announced a third quarter 2016 cash dividend of $0.35 per share of New Media Common Stock. The dividend was paid on November 17, 2016, to shareholders of record as of the close of business on November 9, 2016.
On February 21, 2017, the Company announced a fourth quarter 2016 cash dividend of $0.35 per share of New Media Common Stock. The dividend will be paid on March 16, 2017, to shareholders of record as of the close of business on March 8, 2017.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Approximate Number of Shares that May Yet Be Purchased Under the Plan or Programs
December 28, 2015 through January 31, 2016	—		$—	—	—
February 1 through February 28, 2016	23,109	(1)	$15.26	—	120,159
February 29 through March 27, 2016	—		$—	—	120,159
March 28, 2016 through May 1, 2016	—		$—	—	123,243
May 2, 2016 through May 29, 2016	—		$—	—	123,243
May 30, 2016 through June 26, 2016	—		$—	—	123,243
June 27, 2016 through July 31, 2016	3,444	(1)	$18.02	—	115,820
August 1, 2016 through August 28, 2016	196	(1)	$16.80	—	115,636
August 29, 2016 through September 25, 2016	—		$—	—	115,636
September 26, 2016 through November 1, 2016	—		$—	—	115,636
November 2, 2016 through November 29, 2016	—		$—	—	115,636
November 30, 2016 through December 25, 2016	—		$—	—	115,636
Total	26,749		$15.63	—	115,636
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

Item 6. Selected Financial Data
The following table presents our selected historical financial data as of and for each of the years in the five year period ended December 25, 2016. The information in this table should be read in conjunction with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business” and our historical consolidated financial statements and the related notes thereto included elsewhere in this report. The selected consolidated statements of operations and comprehensive income (loss) data and other data for the year ended December 30, 2012 and the ten months ended November 6, 2013 and the selected consolidated balance sheets data at December 30, 2012 have been derived from the audited consolidated financial statements of our Predecessor that are not included in this report.

	Successor Company				Predecessor Company
	December 25, 2016	December 27, 2015	Year Ended December 28, 2014	Two Months Ended December 29, 2013	Ten Months Ended November 6, 2013	Year Ended December 30, 2012 (2)
(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Advertising	$684,900	$696,696	$385,399	$63,340	$265,078	$330,881
Circulation	421,497	378,263	195,661	29,525	118,810	131,576
Commercial printing and other	148,959	120,856	71,263	10,366	29,402	26,097
Total revenues	1,255,356	1,195,815	652,323	103,231	413,290	488,554
Operating costs and expenses:
Operating costs	699,312	656,555	368,420	56,614	232,066	268,222
Selling, general and administrative	414,983	406,282	211,829	28,749	136,832	145,020
Depreciation and amortization	67,774	67,752	41,450	6,588	33,409	39,888
Integration and reorganization costs	8,352	8,052	2,796	1,758	1,577	4,393
Impairment of long-lived assets	—	—	—	—	91,599	—
Loss (gain) on sale or disposal of assets	3,564	(51,051)	1,472	27	1,163	1,238
Mastheads impairment	—	4,800	—	—	—	—
Operating income (loss)	61,371	103,425	26,356	9,495	(83,356)	29,793
Interest expense, amortization of deferred financing costs, loss on early extinguishment of debt, (gain) loss on derivative instruments, reorganization items, net, and other	32,049	32,407	26,848	1,798	(871,399)	57,463
Income (loss) from continuing operations before income taxes	29,322	71,018	(492)	7,697	788,043	(27,670)
Income tax (benefit) expense	(2,319)	3,404	2,713	491	(197)	(207)
Income (loss) from continuing operations	31,641	67,614	(3,205)	7,206	788,240	(27,463)
Loss from discontinued operations, net of income taxes	—	—	—	—	(1,034)	(2,340)
Net income (loss)	31,641	67,614	(3,205)	7,206	787,206	(29,803)
Net loss attributable to noncontrolling interest	—	—	—	—	208	—
Net income (loss) attributable to New Media	$31,641	$67,614	$(3,205)	$7,206	$787,414	$(29,803)

	Successor Company				Predecessor Company
	Year Ended December 25, 2016	Year Ended December 27, 2015	Year Ended December 28, 2014	Two Months Ended December 29, 2013	Ten Months Ended November 6, 2013	Year Ended December 30, 2012 (2)
(in thousands, except per share data)
Basic net income (loss) from continuing operations attributable to New Media per share	$0.70	$1.54	$(0.10)	$0.24	$13.58	$(0.47)
Diluted income (loss) from continuing operations attributable to New Media per share	$0.70	$1.53	$(0.10)	$0.24	$13.58	$(0.47)
Basic net income (loss) attributable to New Media common stockholders per share	$0.70	$1.54	$(0.10)	$0.24	$13.56	$(0.51)
Diluted net income (loss) attributable to New Media common stockholders per share	$0.70	$1.53	$(0.10)	$0.24	$13.56	$(0.51)
Dividends declared per share	$1.34	$1.29	$0.54	$—	$—	$—
Other Data:
Adjusted EBITDA (1)	$126,731	$175,627	$67,741	$16,096	$988,265	$69,766
Cash interest paid	$26,908	$21,726	$15,181	$925	$43,606	$55,976

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

(2)	The year ended December 30, 2012 included a 53rd week of operations for approximately 60% of the business.

The table below shows the reconciliation of income (loss) from continuing operations to Adjusted EBITDA for the periods presented:

	Successor Company								Predecessor Company
	Year Ended December 25, 2016		Year Ended December 27, 2015		Year Ended December 28, 2014		Two Months Ended December 29, 2013		Ten Months Ended November 6, 2013		Year Ended December 30, 2012 (3)
(in thousands)
Income (loss) from continuing operations	$31,641		$67,614		$(3,205)		$7,206		$788,240		$(27,463)
Income tax (benefit) expense	(2,319)		3,404		2,713		491		(197)		(207)
Loss (gain) on derivative instruments (1)	—		—		51		—		14		(1,635)
Loss on early extinguishment of debt (2)	—		—		9,047		—		—		—
Interest expense	29,635		32,057		17,685		1,811		75,200		59,183
Impairment of long-lived assets	—		—		—		—		91,599		—
Depreciation and amortization	67,774		67,752		41,450		6,588		33,409		39,888
Mastheads impairment	—		4,800		—		—		—		—
Adjusted EBITDA from continuing operations	$126,731	(a)	$175,627	(b)	$67,741	(c)	$16,096	(d)	$988,265	(e)	$69,766	(f)

(a)
Adjusted EBITDA for the year ended December 25, 2016 included net expenses of $29,091, comprised of transaction and project costs, non-cash compensation, and other expenses of $17,175, integration and reorganization costs of $8,352 and a $3,564 loss on the sale or disposal of assets.

(b)
Adjusted EBITDA for the year ended December 27, 2015 included net gain of $(13,566), comprised of transaction and project costs, non-cash compensation, and other expenses of $29,433, integration and reorganization costs of $8,052 and a $51,051 gain on the sale or disposal of assets.

(c)
Adjusted EBITDA for the year ended December 28, 2014 included net expenses of $21,673, comprised of transaction and project costs and other expenses of $17,405, integration and reorganization costs of $2,796 and a $1,472 loss on the sale or disposal of assets.

(d)
Adjusted EBITDA for the two months ended December 29, 2013 included net expenses of $4,828, comprised of transaction and project costs, non-cash compensation, and other expenses of $3,043, integration and reorganization costs of $1,758 and a $27 loss on the sale or disposal of assets.

(e)
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

Adjusted EBITDA also does not include $255 of EBITDA generated from our discontinued operations.

(1)	Non-cash loss (gain) on derivative instruments is related to interest rate swap agreements which are financing related and are excluded from Adjusted EBITDA.

(2)	Non-cash write-off of deferred financing costs are similar to interest expense and amortization of financing fees and are excluded from Adjusted EBITDA.

(3)	The year ended December 30, 2012 included a 53rd week of operations for approximately 60% of the business.

	As of
	Successor Company				Predecessor Company
	December 25, 2016	December 27, 2015	December 28, 2014	December 29, 2013	December 30, 2012
(in thousands)
Balance Sheet Data:
Total assets	$1,336,030	$1,197,120	$817,574	$685,102	$468,047
Total long-term obligations, including current maturities	366,463	363,645	225,059	178,822	1,175,579
Stockholders’ equity (deficit)	754,973	647,073	484,127	395,362	(834,159)

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
Overview
New Media Investment Group Inc. ("New Media," "Company," "us", or "we") is a company that owns, operates and invests in high-quality local media assets. We have a particular focus on owning and acquiring strong local media assets in small to mid-size markets. With our collection of assets, we focus on two large business categories; consumers and small to medium size businesses (“SMBs”).
Our portfolio of media assets today spans across 538 markets and 36 states. Our products include 631 community print publications, 538 websites and two yellow page directories. We reach over 20 million people per week and serve over 220,000 business customers.
We are focused on growing our consumer revenues primarily through our penetration into the local consumer market that values comprehensive local news and receives their news primarily from our products. We believe our rich local content, our strong media brands, and multiple platforms for delivering content will impact our reach into the local consumers leading to growth in subscription income. We also believe our focus on smaller markets will allow us to be a leading provider of valuable, unique local news to consumers in those markets. We believe that one result of our local consumer penetration in these smaller markets will be transaction revenues as we link consumers with local businesses. For our SMB business category, we focus on leveraging our strong local media brands, our in-market sales force and our high consumer penetration rates with a variety of products and services that we believe will help SMBs expand their marketing, advertising and other digital lead generation platforms. We also believe our strong position in our local markets will allow us to develop other products that will be of value to our SMBs in helping them run and grow their businesses.
Our business strategy is to be the preeminent provider of local news, information, advertising, and digital and business services in the markets we operate in today. We believe we will be able to grow our business organically through both our consumer and SMB strategies. We also plan to pursue strategic acquisitions of high-quality local media and digital marketing assets at attractive valuation levels. Finally, we intend to distribute a substantial portion of our free cash flow generated from operations or other sources as a dividend to stockholders through a quarterly dividend, subject to satisfactory financial performance and approval by our board of directors (the “Board of Directors” or “Board”) and dividend restrictions in the New Media Credit Agreement (as defined below). The Board of Directors’ determinations regarding dividends will depend on a variety of factors, including the Company’s U.S. generally accepted accounting principles (“GAAP”) net income, free cash flow generated from operations or other sources, liquidity position and potential alternative uses of cash, such as acquisitions, as well as economic conditions and expected future financial results.
Our focus on owning and operating leading local content oriented media properties in small to mid-size markets, we believe, puts us in a position to better execute on our strategy. We believe that being the leading provider of local news and information in the markets in which we operate, and distributing that content across multiple print and digital platforms, gives us an opportunity to grow our audiences and reach. Further, we believe our strong local media brands and our in-markets presence gives us the opportunity to expand our advertising and lead generation products with local business customers.
Central to this business strategy is our wholly-owned subsidiary Propel Business Services (“Propel”). We launched Propel in 2012 and have seen rapid growth since then. Revenues have grown from $1 million in 2012 to $53.0 million in 2016. We believe Propel, combined with our strong local brands and in-market sales force, is in a position to continue as a key component to our overall organic growth strategy.
The opportunity Propel aims to seize upon is as follows:
There are approximately 27.9 million SMBs in the U.S. according to the 2011 U.S. Census data. Of these, approximately 26.7 million have 20 employees or less.
Many of the owners and managers of these SMBs do not have the resources or expertise to navigate the fast evolving digital marketing sector, but are increasingly aware of the need to establish and maintain a digital presence in order to stay connected with current and future customers.

Propel is designed to offer a complete set of turn-key digital marketing and business services to SMBs that provide transparent results to the business owners. In a recent acquisition we acquired a turn-key proprietary software that enables SMB owners to run their own digital and contact marketing campaigns; Propel continues to evolve to meet the needs of the full spectrum of SMBs. Propel provides four broad categories of services: building businesses a presence, helping businesses to be located by consumers online, engaging with consumers, and growing their customer base. Similarly, GateHouse Live, our event production business, specializes in delivering world class events for the media industry.
We believe our local media properties and local sales infrastructure are uniquely positioned to sell these digital marketing and business services to local business owners and give us distinct advantages, including:

•	our strong and trusted local brands, with 85% of our daily newspapers having been publishing local content for more than 100 years;

•	our ability to market through our print and online properties, driving branding and traffic; and

•	our more than 1,400 local, direct, in-market sales professionals with long standing relationships with small businesses in the communities we serve.
Our core products include:

•	125 daily newspapers with total paid circulation of approximately 1.4 million;

•	314 weekly newspapers (published up to three times per week) with total paid circulation of approximately 315,000 and total free circulation of approximately 1.9 million;

•	124 “shoppers” (generally advertising-only publications) with total circulation of approximately 3.0 million;

•	538 locally focused websites, which extend our businesses onto the internet and mobile devices with approximately 224 million page views per month;

•	two yellow page directories, with a distribution of approximately 230,000, that cover a population of approximately 411,000 people;

•	68 business publication; and

•	Propel digital marketing and business services.
In addition to our core products, we also opportunistically produce niche publications that address specific local market interests such as recreation, sports, healthcare and real estate. We also have a number of local and regional business-oriented publications that provide relevant and actionable news and analysis.
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
We have experienced on-going declines in same store print advertising revenue streams and increased volatility of operating performance, despite our geographic diversity, well-balanced portfolio of products, broad customer base and reliance on smaller markets. We may experience additional declines and volatility in the future. These declines in print advertising revenue have come with the shift from traditional media to the internet for consumers and businesses. We believe our local advertising tends to be less sensitive to economic cycles than national advertising because local businesses generally have fewer advertising channels through which to reach their target audience. We are making investments in digital platforms, such as Propel, as well as online, and mobile applications, to support our print publications in order to capture this shift as witnessed by our digital advertising and business services revenue growth, which doubled between 2013 and 2015.
Our operating costs consist primarily of labor, newsprint, and delivery costs. Our selling, general and administrative expenses consist primarily of labor costs.
Compensation represents just over 40% of our operating expenses. Over the last few years, we have worked to drive efficiencies and centralization of work throughout our Company. Additionally, we have taken steps to cluster our operations thereby increasing the usage of facilities and equipment while increasing the productivity of our labor force. We expect to continue to employ these steps as part of our business and clustering strategy.
The Company’s operating segments (Eastern US Publishing, Central US Publishing, Western US Publishing and BridgeTower) are aggregated into one reportable business segment.

Industry
The newspaper industry and the Company have experienced declining same store revenue and profitability over the past several years. As a result, we have implemented, and continue to implement, plans to reduce costs and preserve cash flow. We have also invested in potential growth opportunities, primarily in the digital space. We believe the cost reductions and the new digital initiatives will provide the appropriate capital structure and financial resources necessary to invest in the business and ensure our future success and provide sufficient cash flow to enable us to meet our commitments for the next year.
General economic conditions, including declines in consumer confidence, high unemployment levels in certain local markets, declines in real estate values, and other trends, have also impacted the markets in which we operate. Additionally, media companies continue to be impacted by the migration of consumers and businesses to an internet and mobile-based, digital medium. These conditions may continue to negatively impact print advertising and other revenue sources as well as increase operating costs in the future, even after an economic recovery. We expect that we will have adequate capital resources and liquidity to meet our working capital needs, borrowing obligations and all required capital expenditures for at least the next twelve months.
We periodically perform testing for impairment of goodwill and newspaper mastheads in which the fair value of our reporting units for goodwill impairment testing and individual newspaper mastheads are estimated using the expected present value of future cash flows and recent industry transaction multiples, using estimates, judgments and assumptions, that we believe are appropriate in the circumstances. Should general economic, market or business conditions decline, and have a negative impact on estimates of future cash flow and market transaction multiples, we may be required to record additional impairment charges in the future.
Management Agreement
On November 26, 2013, New Media entered into the Management Agreement pursuant to which the Manager manages the operations of New Media. The annual management fee is 1.50% of New Media’s Total Equity (as defined in the Management Agreement), and the Manager is eligible to receive incentive compensation. On March 6, 2015, the Company’s independent directors on the Board approved an amendment to the Management Agreement. See Note 16 “Related Party Transactions” to the consolidated financial statements for further discussion.
We recognized $9.8 million, $9.4 million, and $5.6 million for management fees and $9.6 million, $30.3 million, and $0.1 million for incentive compensation within selling, general and administrative expense on the consolidated statements of operations and comprehensive income (loss) and $7.2 million, $9.9 million, and $4.4 million in management fees and $25.3 million, $8.9 million, and $0 in incentive compensation was paid to Fortress during the years ended December 25, 2016, December 27, 2015 and December 28, 2014, respectively.
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
On March 18, 2015, we completed the acquisition of the assets of Stephens Media, LLC (“Stephens Media”) for an aggregate purchase price of $110.8 million, including working capital. The acquisition included nine daily newspapers, 35 weekly publications and fifteen shoppers serving communities throughout the United States with a combined average daily circulation of approximately 221,000 and 244,000 on Sunday.
On June 15, 2015 and September 23, 2015, we acquired substantially all the assets, properties and business of publishing/operating certain newspapers for an aggregate purchase price of $52.0 million, including working capital. The acquisitions included two daily newspapers, 28 weekly publications, and two shoppers serving Central Ohio and Southern Michigan.
During 2016, we acquired substantially all the assets and assumed substantially all the liabilities of certain businesses, which included 68 niche publications, seven daily newspapers, seven weekly publications, eleven shoppers, and digital platforms for an aggregate purchase price of $136.0 million, including estimated working capital.
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
Subsequent Events
Acquisitions
On January 31, 2017, the Company completed the acquisition of substantially all of the assets of the Wooster Republican Printing Company ("WRPC") for $21.2 million in cash, plus working capital. We funded the acquisition with cash on hand. The publishing division of WRPC is comprised of five daily and eighteen weekly publications across northeastern Ohio with an average daily circulation of over 69,000.
Dispositions
On January 31, 2017, the Company announced the sale of the Medford, Oregon Mail Tribune and related assets for an aggregate sale price of $15.0 million, plus working capital. This sale is expected to close in the first quarter of 2017.
Debt
On December 30, 2016, the Company paid the outstanding balance under the Advantage Florida Debt in the amount of $10.0 million with cash on hand.
Dividends
On February 21, 2017, the Company announced a fourth quarter 2016 cash dividend of $0.35 per share of common stock, par value $0.01 per share, of New Media (“New Media Common Stock” or our “Common Stock”). The dividend will be paid on March 16, 2017, to shareholders of record as of the close of business on March 8, 2017.

Critical Accounting Policy Disclosure
The preparation of financial statements in conformity with GAAP requires management to make decisions based on estimates, assumptions and factors it considers relevant to the circumstances. Such decisions include the selection of applicable principles and the use of judgment in their application, the results of which could differ from those anticipated.
Business Combinations
The Company accounts for acquisitions in accordance with the provisions of Accounting Standards Codification ("ASC") 805 "Business Combinations" ("ASC 805"). ASC 805 provides guidance for recognition and measurement of identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree at fair value. In a business combination, the assets acquired, liabilities assumed and noncontrolling interest in the acquiree are recorded as of the date of acquisition at their respective fair values with limited exceptions. Any excess of the purchase price (consideration transferred) over the estimated fair values of net assets acquired is recorded as goodwill. Transaction costs are expensed as incurred. The operating results of the acquired business are reflected in the Company’s consolidated financial statements after the date of the acquisition.
Goodwill and Long-Lived Assets

The application of the purchase method of accounting for business combinations requires the use of significant estimates and assumptions in the determination of the fair value of assets and liabilities in order to properly allocate the purchase price consideration or enterprise value between assets that are depreciated and amortized from goodwill. Our estimates of the fair values of assets and liabilities are based upon assumptions believed to be reasonable, and when appropriate, include assistance from independent third-party valuation firms. Refer to Note 2, “Acquisitions and Dispositions” of the consolidated financial statements.
We have a significant amount of goodwill. Goodwill at December 25, 2016 was $228.0 million. We assess the potential impairment of goodwill and intangible assets with indefinite lives on an annual basis as of the end of our second fiscal quarter in accordance with the provisions of Financial Accounting Standards Board (“FASB”) ASC Topic 350 “Intangibles—Goodwill and Other.” We perform our impairment analysis on each of our reporting units. The Company has the option to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company elects to perform a qualitative assessment and concludes it is not more likely than not that the fair value of the reporting unit is less than its carrying value, no further assessment of that reporting unit’s goodwill is necessary; otherwise goodwill must be tested for impairment using a two-step process. The reporting units have discrete financial information and are regularly reviewed by management. The fair value of the applicable reporting unit is compared to its carrying value. Calculating the fair value of a reporting unit requires us to make significant estimates and assumptions. We estimate fair value by applying third-party market value indicators to projected cash flows and/or projected earnings before interest, taxes, depreciation, and amortization. In applying this methodology, we rely on a number of factors, including current operating results and cash flows, expected future operating results and cash flows, future business plans, and market data. If the carrying value of the reporting unit exceeds the estimate of fair value, we calculate the impairment as the excess of the carrying value of goodwill over its implied fair value.
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
We performed annual impairment testing of goodwill and indefinite lived intangible assets during the second quarter of 2016, 2015 and 2014. Additionally, we performed impairment testing of goodwill and indefinite lived intangibles during the fourth quarter of 2015 due to operational management changes. See Note 6 to the consolidated financial statements “Goodwill and Intangible Assets,” for a discussion of the impairment charges taken.
Newspaper mastheads (newspaper titles) are not subject to amortization and are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of each group of mastheads with their carrying amount. We used a relief from royalty approach which utilizes a discounted cash flow model to determine the fair value of each newspaper masthead. Our judgments and estimates of future operating results in determining the reporting unit fair values are consistently applied in determining the fair value of mastheads. We performed impairment tests on newspaper mastheads as of June 26, 2016, December 27, 2015, June 28,

2015 and June 29, 2014. See Note 6 to the consolidated financial statements, “Goodwill and Intangible Assets,” for a discussion of the impairment charges taken.
Intangible assets subject to amortization (primarily advertiser and subscriber lists) are tested for recoverability whenever events or change in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. There were no indicators of impairment on the intangible assets subject to amortization in 2015 or 2016.
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
Our two pension plans have assets valued at $57.3 million as of December 25, 2016 and the plans' benefit obligation is $78.3 million resulting in the plans being 73% funded.
To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets, input from the actuaries and investment consultants, and long-term inflation assumptions. We used an assumption of 7.6% for our expected return on pension plan assets for 2016. If we were to reduce our rate of return by 50 basis points then the expense for 2016 would have increased approximately $0.3 million.
The assumed health care cost-trend rate also affects other postretirement benefit liabilities and expense. A 100 basis point increase in the health care cost trend rate would result in an increase of approximately $0.4 million in the December 25, 2016 postretirement benefit obligation and a 100 basis point decrease in the health care cost trend rate would result in a decrease of approximately $0.3 million in the December 25, 2016 postretirement benefit obligation.
Self-Insurance Liability Accruals
We maintain self-insured medical and workers’ compensation programs. We purchase stop loss coverage from third parties which limits our exposure to large claims. We record a liability for healthcare and workers’ compensation costs during the period in which they occur as well as an estimate of incurred but not reported claims.
Results of Operations
The following table summarizes our historical results of operations for New Media for the years ended December 25, 2016, December 27, 2015, and December 28, 2014. References to “same store” results take into account material acquisitions and divestitures of the Company by adjusting prior year performance to include or exclude financial results as if the Company had owned or divested a business for the comparable period. The results of several acquisitions ("tuck-in acquisitions”) were funded from the Company's available cash and are not considered material.

	Year Ended December 25, 2016	Year Ended December 27, 2015	Year Ended December 28, 2014
(in thousands)
Revenues:
Advertising	$684,900	$696,696	$385,399
Circulation	421,497	378,263	195,661
Commercial printing and other	148,959	120,856	71,263
Total revenues	1,255,356	1,195,815	652,323
Operating costs and expenses:
Operating costs	699,312	656,555	368,420
Selling, general, and administrative	414,983	406,282	211,829
Depreciation and amortization	67,774	67,752	41,450
Integration and reorganization costs	8,352	8,052	2,796
Loss (gain) on sale or disposal of assets	3,564	(51,051)	1,472
Mastheads impairment	—	4,800	—
Operating income	61,371	103,425	26,356
Interest expense	29,635	32,057	17,685
Loss on early extinguishment of debt	—	—	9,047
Other expense	2,414	350	116
Income (loss) before income taxes	29,322	71,018	(492)
Income tax (benefit) expense	(2,319)	3,404	2,713
Net income (loss)	$31,641	$67,614	$(3,205)
Year Ended December 25, 2016 Compared To Year Ended December 27, 2015
Revenue. Total revenue for the year ended December 25, 2016 increased by $59.5 million, or 5.0%, to $1,255.3 million from $1,195.8 million for the year ended December 27, 2015. The increase in total revenue was comprised of a $43.2 million, or 11.4%, increase in circulation revenue and a $28.1 million, or 23.3%, increase in commercial printing and other revenue which was partially offset by an $11.8 million, or $1.7%, decrease in advertising revenue. The increase in revenue of $59.5 million includes revenues from our Dolan, LLC, Times Publishing Company, Columbus Dispatch, Stephens Media (excluding the Review-Journal, which was subsequently divested) and Halifax Media Group acquisitions of $82.1 million, which is comprised of $42.4 million from advertising, $32.0 million from circulation and $7.7 million from commercial printing and other.
Same store revenue for the year ended December 25, 2016 decreased by $32.8 million, or 2.5%, from the year ended December 27, 2015. The decrease in same store revenue was comprised of a $63.0 million, or 8.4%, decrease in same store advertising revenue, which was partially offset by a $10.2 million, or 2.5%, increase in same store circulation revenue and a $20.0 million, or 15.6%, increase in same store commercial printing and other revenue. Same store advertising revenue declines were primarily driven by declines on the print side of our business in the local retail and preprint categories due to secular pressures and a continuing uncertain economic environment. These secular trends and economic conditions have also led to a decline in our print circulation volumes, which have been more than offset by price increases in select locations. The majority of the increase in same store commercial printing and other revenue is due to Propel and events revenue.
Operating Costs. Operating costs for the year ended December 25, 2016 increased by $42.8 million, or 6.5%, to $699.3 million from $656.5 million for the year ended December 27, 2015. Operating costs include costs from all acquisitions (excluding the Review-Journal, which was subsequently divested) of $67.1 million, which were partially offset by a $24.3 million decrease in the costs related to the remaining operations. This decline in operating costs related to the remaining operations was primarily due to a decrease in compensation, newsprint and ink, hauling and delivery, and postage expenses of $10.2 million, $8.0 million, $4.8 million, and $1.7 million, respectively.
Selling, General and Administrative. Selling, general and administrative expenses for the year ended December 25, 2016 increased by $8.7 million, or 2.1%, to $415.0 million from $406.3 million for the year ended December 27, 2015. The increase of $8.7 million includes selling, general and administrative expenses from all acquisitions (excluding the Review-Journal, which was subsequently divested) of $40.8 million, which were partially offset by a $32.1 million decrease in the costs related to the remaining operations. This decline in selling, general and administrative expenses related to the remaining operations was primarily due to a decrease in outside services, compensation, building maintenance, postage, and supplies expenses of $22.2 million, $6.8 million, $1.3 million, $0.7 million, and $0.5 million, respectively.
Integration and Reorganization Costs. During the year ended December 25, 2016 and December 27, 2015, we recorded integration and reorganization costs of $8.4 million and $8.1 million, respectively, primarily resulting from severance costs related to acquisition-related synergies and the continued consolidation of our operations resulting from ongoing implementation of our plans to reduce costs and preserve cash flow, including a voluntary severance offer in September 2016.
Loss (Gain) on Sale or Disposal of Assets. The loss on sale or disposal of assets for the year ended December 25, 2016 is $3.6 million. The gain on sale or disposal of assets for the year ended December 27, 2015 is primarily comprised of a gain on sale of the Review-Journal of $57.1 million, which is partially offset by losses on sales or disposal of less significant assets of $6.0 million.
Mastheads Impairment. During the year ended December 27, 2015 we recorded a $4.8 million impairment on our mastheads due to declines in revenue projections and reductions in certain groups’ royalty rates. There were no such charges during the year ended December 25, 2016.
Interest Expense. Interest expense for the year ended December 25, 2016 decreased by $2.4 million to $29.6 million from $32.0 million for the year ended December 27, 2015. The decrease in interest expense was primarily due to the write-off of deferred financing costs in 2015, related to the 2015 Incremental Revolver (as defined below), and a decrease in our total outstanding debt.
Other Expense. During the year ended December 25, 2016 we recorded a $1.9 million expense for equity in loss of an equity method investment and a $0.9 million impairment charge to a cost method investment to other expense. There were no such charges during the year ended December 27, 2015.
Income Tax (Benefit) Expense. During the year ended December 25, 2016 and December 27, 2015, we recorded an income tax benefit of $2.3 million and an income tax expense of $3.4 million, respectively. The increase in income tax benefit is primarily due to the discrete income tax benefit recognized during the year ended December 25, 2016, attributable to the release of a portion of the valuation allowance as deferred tax assets were utilized to offset deferred tax liabilities of two acquired entities.
Net Income (Loss). Net income for the year ended December 25, 2016 and December 27, 2015 was $31.6 million and $67.6 million, respectively. Our net income decreased due to the factors noted above.
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
Interest Expense. Interest expense for the year ended December 27, 2015 increased by $14.4 million to $32.0 million from $17.6 million for the year ended December 28, 2014. The increase in interest expense was primarily due to the increase in our total outstanding debt and the write-off of deferred financing costs related to the 2015 Incremental Revolver (as defined below).
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
Net Income (Loss). Net income for the year ended December 27, 2015 was $67.6 million and net loss for the year ended December 28, 2014 was $3.2 million. Our net income from continuing operations increased due to the factors noted above.
Liquidity and Capital Resources
Our primary cash requirements are for working capital, debt obligations and capital expenditures. We have no material outstanding commitments for capital expenditures. We expect our 2017 capital expenditures to total between $11.0 million and $13.0 million. The 2017 capital expenditures will be primarily comprised of projects related to the consolidation of print operations and system upgrades. For more information on our long term debt and debt service obligations, see Note 9 “Indebtedness” of the consolidated financial statements. Our principal sources of funds have historically been, and are expected to be, cash provided by operating activities.

As a holding company, we have no operations of our own and accordingly we have no independent means of generating revenue, and our internal sources of funds to meet our cash needs, including payment of expenses, are dividends and other permitted payments from our subsidiaries.
We expect to fund our operations through cash provided by our subsidiaries' operating activities, the incurrence of debt or the issuance of additional equity securities. We expect that we will have adequate capital resources and liquidity to meet its working capital needs, borrowing obligations and all required capital expenditures for at least the next twelve months.
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
Cash Flows
The following table summarizes our historical cash flows.

	Year Ended December 25, 2016	Year Ended December 27, 2015	Year Ended December 28, 2014
(in thousands)
Net cash provided by operating activities	$98,361	$115,319	$41,446
Net cash used in investing activities	(144,833)	(298,698)	(81,603)
Net cash provided by financing activities	72,080	206,308	132,055
Cash Flows from Operating Activities. Net cash provided by operating activities for the year ended December 25, 2016 was $98.4 million. The net cash provided by operating activities resulted from depreciation and amortization of $67.8 million, net income of $31.6 million, a loss on the sale or disposal of assets of $3.6 million, non-cash interest expense of $2.8 million, a non-cash charge to investments of $2.8 million, and non-cash compensation expense of $2.4 million, partially offset by a net decrease in cash provided by working capital of $7.4 million, an increase in the deferred income tax benefit of $2.9 million, and an increase funding of pension and other post-retirement obligations of $2.3 million. The decrease in cash provided by working capital primarily resulted from a decrease in accrued expenses, which was partially offset by a decrease in accounts receivable.
Net cash provided by operating activities for the year ended December 27, 2015 was $115.3 million. The net cash provided by operating activities resulted from net income of $67.6 million, depreciation and amortization of $67.8 million, a net increase in cash provided by working capital of $21.9 million, an impairment of mastheads of $4.8 million, non-cash interest expense of $2.8 million, non-cash compensation expense of $1.3 million, and an increase in deferred income taxes of $1.2 million, partially offset by a gain on the sale or disposal of assets of $51.1 million and an increase funding of pension and other post-retirement obligations of $1.0 million. The increase in cash provided by working capital primarily resulted from an increase in accrued expenses, which was partially offset by a decrease in accounts payable.
Net cash provided by operating activities for the year ended December 28, 2014 was $41.4 million. The net cash provided by operating activities resulted from depreciation and amortization of $41.5 million, a non-cash loss on early extinguishment of debt of $5.9 million, deferred income taxes of $2.8 million, loss on the sale of assets of $1.5 million, and non-cash interest expense of $1.8 million, partially offset by a net decrease in cash provided by working capital of $7.3 million, a net loss of $3.2 million, and an increase funding of pension and other post-retirement obligations of $1.6 million. The decrease in cash provided by working capital primarily resulted from a decrease in accounts payable and accrued expenses.
Cash Flows from Investing Activities. Net cash used in investing activities for the year ended December 25, 2016 was $144.8 million. During the year ended December 25, 2016, we used $137.5 million, net of cash acquired, for acquisitions and $10.6 million for capital expenditures, which was partially offset by $3.3 million received from the sale of publications and other assets.
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
Cash Flows from Financing Activities. Net cash provided by financing activities for the year ended December 25, 2016 was $72.1 million due to the issuance of common stock of $135.8 million from the public offering, net of underwriters’ discount and offering costs, which was offset by the payment of dividends of $59.8 million, repayments under term loans of $3.5 million, and a $0.4 million purchase of treasury stock.
Net cash provided by financing activities for the year ended December 27, 2015 was $206.3 million due to the issuance of common stock of $149.5 million from the public offering, net of underwriters’ discount and offering costs, borrowings under term loans of $122.9 million, and borrowings under the revolving credit facility of $99.0 million, which were offset by repayments under the revolving credit facility of $104.0 million, payment of dividends of $57.4 million, repayments under term loans of $3.1 million, and the payment of debt issuance costs of $0.6 million.
Net cash provided by financing activities for the year ended December 28, 2014 was $132.1 million due to borrowings under term loans of $217.8 million, the issuance of common stock of $115.7 million from the public offering, net of underwriters’ discount and offering costs, and borrowings under the revolving credit facility of $24.1 million, which were offset by repayments under term loans of $158.6 million, repayments under the revolving credit facility of $44.1 million, payment of dividends of $18.2 million, and the payment of debt issuance costs of $4.6 million.
Changes in Financial Position
The discussion that follows highlights significant changes in our financial position and working capital from December 27, 2015 to December 25, 2016.
Restricted Cash. Restricted cash decreased $3.6 million from December 27, 2015 to December 25, 2016, which primarily relates to our reduction of standby letters of credit in the name of our insurers that were fully collateralized with cash.
Accounts Receivable. Accounts receivable increased $1.9 million from December 27, 2015 to December 25, 2016, which primarily relates to $17.0 million of assets acquired in the year ended December 25, 2016, which was partially offset by the timing of cash collections and lower same store revenue recognized in 2016 compared to 2015.
Inventory. Inventory increased $2.4 million from December 27, 2015 to December 25, 2016, which relates primarily to inventory assets acquired in the year ended December 25, 2016.
Prepaid Expenses. Prepaid expenses increased $4.2 million from December 27, 2015 to December 25, 2016, which relates primarily to acquisitions in the year ended December 25, 2016 and the timing of payments.
Other Current Assets. Other current assets increased $7.9 million from December 27, 2015 to December 25, 2016, primarily due to increased collateral required by our insurers in accordance with certain insurance policies.
Property, Plant, and Equipment. Property, plant, and equipment decreased $3.5 million from December 27, 2015 to December 25, 2016, of which $47.2 million relates to depreciation and $3.3 million relates to assets sold or disposed of, which was partially offset by $36.1 million of assets acquired and $10.6 million of capital expenditures.
Goodwill. Goodwill increased $56.8 million from December 27, 2015 to December 25, 2016, which primarily relates to acquisitions in the year ended December 25, 2016.
Intangible Assets. Intangible assets increased $47.9 million from December 27, 2015 to December 25, 2016, of which $69.5 million relates to acquisitions in the year ended December 25, 2016, which was offset by $20.6 million of amortization and $1.0 million from the sale of intangible assets.
Other Assets. Other assets decreased $0.8 million from December 27, 2015 to December 25, 2016, which relates to a reduction due to losses on equity investments of $2.8 million and $2.4 million of assets sold or disposed of, which was partially offset by $5.6 million of assets acquired in the year ended December 25, 2016.
Current Portion of Long-term Debt. Current portion of long-term debt increased $10.9 million from December 27, 2015 to December 25, 2016, due to $10.0 million of debt that was assumed in the Halifax acquisition in 2015 that is due December 31, 2016 and the increase in the current portion of long-term debt related to the New Media Credit Agreement (as defined below) of $0.9 million.

Accounts Payable. Accounts payable increased $10.6 million from December 27, 2015 to December 25, 2016, which relates primarily to acquisitions in the year ended December 25, 2016 and the timing of vendor payments.
Accrued Expenses. Accrued expenses decreased $16.8 million from December 27, 2015 to December 25, 2016, which primarily relates to a decrease in the management and incentive fee accrual of $13.1 million, a decrease in accrued taxes of $2.0 million, and a decrease in accrued restructuring of $1.0 million.
Deferred Revenue. Deferred revenue increased $15.7 million from December 27, 2015 to December 25, 2016, which relates primarily to acquisitions in the year ended December 25, 2016.
Long-term Debt. Long-term debt decreased $11.4 million from December 27, 2015 to December 25, 2016, due to a $10.9 million reclassification from long-term debt to current portion of long-term debt and a repayment of long-term debt of $3.5 million, which was partially offset by $2.8 million of non-cash interest expense.
Long-term Liabilities, Less Current Portion. Long-term liabilities, less current portion increased $3.4 million from December 27, 2015 to December 25, 2016, which relates primarily to acquisitions in the year ended December 25, 2016.
Deferred Income Taxes. Deferred income taxes increased $3.8 million from December 27, 2015 to December 25, 2016, which primarily relates to an increase in the deferred tax liability for indefinite-lived intangible assets.
Pension and Other Postretirement Benefit Obligations. Pension and other postretirement benefit obligations increased $14.9 million from December 27, 2015 to December 25, 2016, which relates primarily to pension liabilities assumed in the Times Publishing Company acquisition in the year ended December 25, 2016.
Additional Paid-in Capital. Additional paid-in capital increased $137.5 million from December 27, 2015 to December 25, 2016, which resulted primarily from the issuance of common stock from the public offering of $134.8 million and $2.4 million from non-cash compensation expense.
Retained Earnings. Retained earnings decreased $28.5 million from December 27, 2015 to December 25, 2016, due to dividends of $60.1 million, which was partially offset by net income of $31.6 million.
Indebtedness
GateHouse Credit Facilities—terminated June 4, 2014
The Revolving Credit, Term Loan and Security Agreement (the “First Lien Credit Facility”) dated November 26, 2013 by and among GateHouse Media, LLC formerly known as GateHouse Media, Inc. (“GateHouse” or “Predecessor”), GateHouse Media Intermediate Holdco, LLC formerly known as GateHouse Media Intermediate Holdco, Inc. (“GMIH”), certain wholly-owned subsidiaries of GMIH, all of which are wholly owned subsidiaries of New Media (collectively with GMIH and GateHouse, the “Loan Parties”), PNC Bank, National Association, as the administrative agent, Crystal Financial LLC, as term loan B agent, and each of the lenders party thereto provided for (i) a term loan A in the aggregate principal amount of $25 million, (ii) a term loan B in the aggregate principal amount of $50 million, and (iii) a revolving credit facility in an aggregate principal amount of up to $40 million. The Term Loan and Security Agreement (the “Second Lien Credit Facility” and together with the First Lien Credit Facility, the “GateHouse Credit Facilities”) dated November 26, 2013 by and among the Loan Parties, Mutual Quest Fund and each of the lenders party thereto provided for a term loan in an aggregate principal amount of $50 million. The GateHouse Credit Facilities were secured by a first and second priority security interest in substantially all the assets of the Loan Parties.
The GateHouse Credit Facilities imposed upon GateHouse certain financial and operating covenants, including, among others, requirements that GateHouse satisfy certain financial tests, including a minimum fixed charge coverage ratio of not less than 1.0 to 1.0, a maximum leverage ratio of not greater than 3.25 to 1.0, a minimum EBITDA and a limitation on capital expenditures, and restrictions on GateHouse’s ability to incur additional debt, incur liens and encumbrances, consolidate, amalgamate or merge with any other person, pay dividends, dispose of assets, make certain restricted payments, engage in transactions with affiliates, materially alter the business it conducts and take certain other corporate actions.
The GateHouse Credit Facilities were paid in full on June 4, 2014.
Local Media Credit Facility—terminated June 4, 2014
Certain subsidiaries of Local Media Group Holdings LLC (“Local Media Parent”) (together, the “Borrowers”) and Local Media Parent entered into a Credit Agreement, dated as of September 3, 2013, with a syndicate of financial institutions with Credit Suisse AG, Cayman Islands Branch, as administrative agent (the “Local Media Credit Facility”). The Local Media Credit Facility provided for: (a) a $33 million term loan facility; and (b) a $10 million revolving credit facility, with a $3 million sub-facility for letters of credit and a $4 million sub-facility for swing loans. The Borrowers used the proceeds of the Local Media Credit Facility to (a) fund a portion of the acquisition of Dow Jones Local Media Group, Inc., a Delaware corporation (the “Local Media Acquisition”), (b) provide for working capital and other general corporate purposes of the Borrowers and (c) fund certain fees, costs and expenses associated with the transactions contemplated by the Local Media Credit Facility and consummation of the Local Media Acquisition. The Local Media Credit Facility was secured by a first priority security interest in substantially all assets of the Borrowers and Local Media Parent. In addition, the loans and other obligations of the Borrowers under the Local Media Credit Facility were guaranteed by Local Media Group Holdings LLC.
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
The Local Media Credit Facility was paid in full on June 4, 2014.
New Media Credit Agreement
On June 4, 2014, New Media Holdings II LLC (the “New Media Borrower”), a wholly owned subsidiary of New Media, entered into a credit agreement (the “New Media Credit Agreement”) among the New Media Borrower, New Media Holdings I LLC (“Holdings I”), the lenders party thereto, RBS Citizens, N.A. and Credit Suisse Securities (USA) LLC as joint lead arrangers and joint bookrunners, Credit Suisse AG, Cayman Islands Branch as syndication agent and Citizens Bank of Pennsylvania as administration agent which provides for (i) a $200 million senior secured term facility (the “Term Loan Facility” and any loan thereunder, including as part of the Incremental Facility, “Term Loans”) and (ii) a $25 million senior secured revolving credit facility, with a $5 million sub-facility for letters of credit and a $5 million sub-facility for swing loans, (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Senior Secured Credit Facilities”). In addition, the New Media Borrower may request one or more new commitments for term loans or revolving loans from time to time up to an aggregate total of $75 million (the “Incremental Facility”) subject to certain conditions. On June 4, 2014, the New Media Borrower borrowed $200 million under the Term Loan Facility (the “Initial Term Loans”). The Term Loans mature on June 4, 2020 and the maturity date for the Revolving Credit Facility is June 4, 2019. The New Media Credit Agreement was amended on July 17, 2014 to cure an omission. On September 3, 2014, the New Media Credit Agreement was amended to provide for the 2014 Incremental Term Loan (as defined below). On November 20, 2014, the New Media Credit Agreement was amended to increase the amount of the Incremental Facility that may be requested after the date of the amendment from $75 million to $225 million. On January 9, 2015, the New Media Credit Agreement was amended to provide for the 2015 Incremental Term Loan (as defined below) and the 2015 Incremental Revolver (as defined below). On February 13, 2015, the New Media Credit Agreement was amended to provide for the replacement of the existing term loans under the Term Loan Facility (including the 2014 Incremental Term Loan and the 2015 Incremental Term Loan) with a new class of replacement term loans (the “Replacement Term Loans”) on the same terms as the existing term loans except that the Replacement Term Loans are subject to a 1.00% prepayment premium for any prepayments made in connection with certain repricing transactions effected within six months of the date of the amendment. This amendment was considered a modification and the related $0.1 million of fees were expensed during the first quarter. On March 6, 2015, the New Media Credit Agreement was amended to provide for $15 million in additional revolving commitments under the Incremental Facility. In connection with this transaction, the Company incurred approximately $0.2 million of fees and expenses which were capitalized as deferred financing costs. On May 29, 2015, the New Media Credit Agreement was amended to provide for the May 2015 Incremental Term Loan (as defined below). As of December 25, 2016, $0 million was drawn under the Revolving Credit Facility.
The proceeds of the Initial Term Loans, which included a $6,725 original issue discount, were used to repay in full all amounts outstanding under the GateHouse Credit Facilities and the Local Media Credit Facility and to pay fees associated with the financing, with the balance going to the Company for general corporate purposes.

The New Media Credit Agreement contains customary representations and warranties and customary affirmative covenants and negative covenants applicable to Holdings I, the New Media Borrower and the New Media Borrower’s subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, fundamental changes, dispositions, and dividends and other distributions. The New Media Credit Agreement contains a financial covenant that requires Holdings I, the New Media Borrower and the New Media Borrower’s subsidiaries to maintain a maximum total leverage ratio of 3.25:1.00. The New Media Credit Agreement contains customary events of default. The foregoing descriptions of the Senior Secured Credit Facilities are qualified in their entirety by reference to the Senior Secured Credit Facilities.
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
On September 3, 2014, the New Media Credit Agreement was amended to provide for additional term loans under the Incremental Facility in an aggregate principal amount of $25 million (such term loans, the “2014 Incremental Term Loan,” and such amendment, the “2014 Incremental Amendment”) in connection with the acquisition of the assets of The Providence Journal. The 2014 Incremental Term Loan is on terms identical to the term loans that were extended pursuant to the New Media Credit Agreement and will mature on June 4, 2020. In addition, the New Media Borrower was required to pay an upfront fee of 2.00% and an underwriter fee of 1.50% of the aggregate amount of the 2014 Incremental Term Loan as of the effective date of the 2014 Incremental Amendment. This amendment was considered a modification and the related $0.6 million of fees were expensed. On January 9, 2015, the New Media Credit Agreement was amended (such amendment, the “2015 Incremental Amendment”) to provide for $102 million in additional term loans (the “2015 Incremental Term Loan”) and $50 million in additional revolving commitments (the “2015 Incremental Revolver”) under the Incremental Facility and to make certain amendments to the Revolving Credit Facility in connection with the Halifax Media acquisition. The 2015 Incremental Term Loan is on terms identical to the term loans that were extended pursuant to the New Media Credit Agreement and will mature on June 4, 2020. In addition, the New Media Borrower was required to pay an upfront fee of 1.00% and an underwriter fee of 2.25% of the aggregate amount of the 2015 Incremental Term Loan and the 2015 Incremental Revolver as of the effective date of the 2015 Incremental Amendment. On January 20, 2015, the outstanding loans under the 2015 Incremental Revolver were repaid with the proceeds of a common stock offering by New Media and the 2015 Incremental Revolver commitments were terminated. In connection with this transaction, we incurred approximately $5.4 million of fees and expenses. The lender fees for the 2015 Incremental Term Loan increased the original issue discount by $3.3 million. Third party expenses of $0.1 million were allocated to new lenders, capitalized as deferred financing costs, and will be amortized over the remaining term of the loan. Third party expenses of $0.2 million were allocated to existing lenders and were expensed during the first quarter. Lender fees and third party expenses of $1.8 million were allocated to the 2015 Incremental Revolver, capitalized, and written off to amortization of deferred financing costs after the balance of the 2015 Incremental Revolver was repaid. On May 29, 2015, the New Media Credit Agreement was amended (such amendment, the “May 2015 Incremental Amendment”) to provide for $25 million in additional term loans (the “May 2015 Incremental Term Loan”) under the Incremental Facility. The May 2015 Incremental Term Loan is on terms identical to the Replacement Term Loans and will mature on June 4, 2020. In addition, the New Media Borrower was required to pay an upfront fee of 1.00% and an underwriter fee of 2.25% of the aggregate amount of the May 2015 Incremental Term Loan as of the effective date of the May 2015 Incremental Amendment. In connection with this transaction, the Company incurred approximately $0.9 million of fees and expenses. This amendment was considered a modification and the related $0.1 million of third-party fees were expensed during the second quarter. The lender fees for the May 2015 Incremental Term Loan increased the original issue discount by $0.8 million.
As of December 25, 2016, we are in compliance with all of the covenants and obligations under the New Media Credit Agreement.
Refer to Note 9 to the consolidated financial statements, “Indebtedness,” for further discussion of the New Media Credit Agreement.

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
The Advantage Florida Debt is in the principal amount of $10 million and bears interest at the rate of 5.25% per annum, payable quarterly in arrears, maturing on December 31, 2016. The Advantage Alabama Debt is in the principal amount of $8 million and bears interest at the rate of LIBOR plus 6.25% per annum (with a minimum of 1% LIBOR) payable quarterly in arrears, maturing on March 31, 2019. The Advantage Debt is secured by a perfected second priority security interest in all the assets of the Advantage Borrowers and certain other subsidiaries of the Company, subject to the limitation that the maximum amount of secured obligations is $15 million. The Advantage Credit Facilities are unconditionally guaranteed by Holdings I and certain subsidiaries of the New Media Borrowers and are required to be guaranteed by all future material wholly-owned domestic subsidiaries, subject to certain exceptions. The Advantage Debt is subordinated to the New Media Credit Agreement pursuant to an intercreditor agreement.
The Advantage Credit Agreements contain covenants substantially consistent with those contained in the New Media Credit Agreement in addition to those required for compliance with the New Markets Tax Credit program. The Advantage Borrowers are permitted to make voluntary prepayments at any time without premium or penalty. The Advantage Borrowers are required to repay borrowings under the Advantage Credit Agreements (without payment of a premium) with (i) net cash proceeds of certain debt obligations (except as otherwise permitted under the Advantage Credit Agreements) and (ii) net cash proceeds from non-ordinary course asset sales (subject to reinvestment rights and other exceptions).
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
As of December 25, 2016, we are in compliance with all of the covenants and obligations under the Advantage Credit Agreements.
Summary Disclosure About Contractual Obligations and Commercial Commitments
The following table reflects a summary of our contractual cash obligations, including estimated interest payments where applicable, as of December 25, 2016:

	2017	2018	2019	2020	2021	Thereafter	Total
(in thousands)
Debt obligations	$47,397	$28,215	$40,392	$349,200	$—	—	$465,204
Operating lease obligations	20,037	17,907	15,589	14,308	11,835	91,965	171,641
Management fee	11,000	—	—	—	—	—	11,000
Letters of credit	852	—	—	—	—	—	852
Noncompete payments	200	200	—	—	—	—	400
Total	$79,486	$46,322	$55,981	$363,508	$11,835	$91,965	$649,097
The table above excludes future cash requirements for pension and postretirement obligations. The periods in which these obligations will be settled in cash are not readily determinable and are subject to numerous future events and assumptions. We estimate cash requirements for these obligations in 2017 totaling approximately $2.2 million. See Note 13 “Pension and Postretirement Benefits” to the consolidated financial statements, included herein.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements reasonably likely to have a current or future effect on our financial statements, financial condition, revenues, expenses, results of operations, liquidity or capital resources that are material to investors.
Contractual Commitments
Credit Amendment
On or around September 4, 2013, GateHouse and certain lenders (including Newcastle) constituting the “Required Lenders” under the 2007 Credit Agreement entered into Amendment Agreement to the 2007 Credit Agreement effective September 3, 2013 ( the “Credit Amendment”). Pursuant to the terms of the Credit Amendment, GateHouse obtained the following improvement in terms: a clarified and expanded definition of “Eligible Assignee”; an increase in the base amount in the formula used to calculate the “Permitted Investments” basket from $35 million to a base of $50 million; the removal of the requirement that GateHouse’s annual financial statements not have a “going concern” or like qualification to the audit; the removal of a cross default from any Secured Hedging Agreement to the 2007 Credit Agreement; the removal of a Bankruptcy Default, as defined therein, arising from actions in furtherance of or indicating consent to the specified actions; and a waiver of any prior Default or Event of Default, as defined therein, including without limitation from the negotiation, entry into, or performance of the Restructuring Support Agreement relating to the restructuring of our Predecessor’s obligations under the 2007 Credit Agreement and certain interest rate swaps secured thereunder and our Predecessor’s equity, or the investment commitment letter entered into in connection with the Restructuring pursuant to which the Plan Sponsor (as defined below) agreed to purchase the Cash-Out Offer (as defined below) claims. Pursuant to the restructuring, Newcastle offered to purchase our Predecessor’s outstanding debt in cash and at 40% of (i) $1,167 million of principal claims resulting from the 2007 Credit Agreement, plus (ii) accrued and unpaid interest at the applicable contract non-default rate with respect thereto, plus (iii) all amounts, excluding any default interest, arising from transactions in connection with interest rate swaps secured under the 2007 Credit Agreement (the “Cash-Out Offer”).
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
No material changes were made to our contractual commitments during the period from December 27, 2015 to December 25, 2016.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). ASU No. 2014-09 will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers - Principal versus Agent Considerations” (Topic 606), which clarifies the implementation guidance on principal versus agent considerations. During 2016, we established a project team to identify potential differences that would result from the application of this standard.  We are in the process of reviewing our customer contracts, identifying contractual provisions that may result in a change in the timing or the amount of revenue recognized and assessing the enhanced disclosure requirements of the new guidance.  Based on our evaluation, we expect to adopt the requirements of the new standard in the first quarter of 2018 and anticipate using the modified retrospective transition method.
In April 2015, the FASB issued ASU No. 2015-03, “Interest-Imputation of Interest” (Topic 835), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance of debt issuance costs are not affected by the amendments in this update. The standard is effective for the Company beginning in the first quarter of 2016 and requires the Company to apply the new guidance on a retrospective basis on adoption.  In August 2015, the FASB issued ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”, which addresses the presentation of debt issuance costs related to line-of-credit arrangements. As a result of these amendments, the Company’s deferred financing costs of $3.1 million were reclassified from long-term assets to long-term debt as of December 27, 2015, on the Company’s consolidated balance sheet.
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
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation” (Topic 718), which addresses several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The provisions are effective for fiscal years beginning after December 15, 2016, and there are various adoptions methods. Given our current tax position and relatively small stock compensation program, the new standard is not expected to have a significant impact.
In November 2016, the FASB issued ASU No. 2016-18, “Restricted Cash” (Topic 230), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. The provisions of ASU 2016-18 are effective for fiscal years beginning after December 15, 2017 and should be applied using a retrospective transition method. Early adoption is permitted. The Company is currently evaluating the impact this accounting standard will have on the Company’s consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations - Clarifying the Definition of a Business” (Topic 805), which clarifies the definition of a business for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted for transactions that occurred before the issuance date or effective date of the standard if the transactions were not reported in financial statements that have been issued or made available for issuance. The standard must be applied prospectively. The Company is currently evaluating the impact this accounting standard will have on the Company’s consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04 “Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment” (Topic 350), which simplifies subsequent goodwill measurement by eliminating Step 2 from the goodwill impairment test. Under this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019 with early adoption permitted for annual goodwill impairment tests performed after January 1, 2017. The standard must be applied prospectively. The Company is currently evaluating the impact this accounting standard will have on the Company’s consolidated financial statements.
All other issued and not yet effective accounting standards are not relevant to us.
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
Limitations of Adjusted EBITDA
Adjusted EBITDA has limitations as an analytical tool. It should not be viewed in isolation or as a substitute for GAAP measures of earnings or cash flows. Material limitations in making the adjustments to our earnings to calculate Adjusted EBITDA and using this non-GAAP financial measure as compared to GAAP net income (loss), include: the cash portion of interest/financing expense, income tax (benefit) provision and charges related to impairment of long-lived assets, which may significantly affect our financial results.
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
The table below shows the reconciliation of income (loss) from continuing operations to Adjusted EBITDA for the periods presented:

	Successor Company								Predecessor Company
	Year Ended December 25, 2016		Year Ended December 27, 2015		Year Ended December 28, 2014		Two Months Ended December 29, 2013		Ten Months Ended November 6, 2013		Year Ended December 30, 2012 (3)
(in thousands)
Income (loss) from continuing operations	$31,641		$67,614		$(3,205)		$7,206		$788,240		$(27,463)
Income tax (benefit) expense	(2,319)		3,404		2,713		491		(197)		(207)
Loss (gain) on derivative instruments (1)	—		—		51		—		14		(1,635)
Loss on early extinguishment of debt (2)	—		—		9,047		—		—		—
Interest expense	29,635		32,057		17,685		1,811		75,200		59,183
Impairment of long-lived assets	—		—		—		—		91,599		—
Depreciation and amortization	67,774		67,752		41,450		6,588		33,409		39,888
Mastheads impairment	—		4,800		—		—		—		—
Adjusted EBITDA from continuing operations	$126,731	(a)	$175,627	(b)	$67,741	(c)	$16,096	(d)	$988,265	(e)	$69,766	(f)

(a)
Adjusted EBITDA for the year ended December 25, 2016 included net expenses of $29,091, comprised of transaction and project costs, non-cash compensation, and other expenses of $17,175, integration and reorganization costs of $8,352 and a $3,564 loss on the sale or disposal of assets.

(b)
Adjusted EBITDA for the year ended December 27, 2015 included net gain of $(13,566), comprised of transaction and project costs, non-cash compensation, and other expenses of $29,433, integration and reorganization costs of $8,052 and a $51,051 gain on the sale or disposal of assets.

(c)
Adjusted EBITDA for the year ended December 28, 2014 included net expenses of $21,673, comprised of transaction and project costs and other expenses of $17,405, integration and reorganization costs of $2,796 and a $1,472 loss on the sale or disposal of assets.

(d)
Adjusted EBITDA for the two months ended December 29, 2013 included net expenses of $4,828, comprised of transaction and project costs, non-cash compensation, and other expenses of $3,043, integration and reorganization costs of $1,758 and a $27 loss on the sale or disposal of assets.

(e)
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
Interest Rates
This discussion is based on our average long-term debt of $364.1 million during the year ended December 25, 2016. There were no interest rate swaps in place during this period.
As of December 25, 2016, we have $362.8 million of term debt, with a minimum variable rate plus a fixed margin. On the term debt the minimum variable rate is 1.0% and the fixed margin is 6.25%. Our primary exposure is to LIBOR. A 100 basis point change in LIBOR would change our interest expense on an annualized basis by approximately $3.5 million, based on average floating rate debt outstanding for the year ended December 25, 2016 and after consideration of minimum variable rates.
Commodities
Certain operating expenses of ours are sensitive to commodity price fluctuations. Primary commodity price exposures are newsprint, energy costs and, to a lesser extent, ink. We manage these risks through annual fixed pricing agreements for our newsprint purchases and annual contracts with independent contractors or third party distributers for our newspaper distributions.
A $10 per metric ton newsprint price change would result in a corresponding annualized change in our income from continuing operations before income taxes of $1.1 million based on newsprint usage for the year ended December 25, 2016 of approximately 109,700 metric tons.

Item 8. Financial Statements and Supplementary Data
NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
New Media Investment Group Inc.
We have audited the accompanying consolidated balance sheets of New Media Investment Group Inc. and subsidiaries as of December 25, 2016 and December 27, 2015 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the three fiscal years in the period ended December 25, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Media Investment Group Inc. and subsidiaries at December 25, 2016 and December 27, 2015, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 25, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, the Company retrospectively adjusted the consolidated balance sheet as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2015-03, “Interest-Imputation of Interest,” effective December 28, 2015.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), New Media Investment Group Inc. and subsidiaries’ internal control over financial reporting as of December 25, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
February 21, 2017

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 25, 2016	December 27, 2015
ASSETS
Current assets:
Cash and cash equivalents	$172,246	$146,638
Restricted cash	3,406	6,967
Accounts receivable, net of allowance for doubtful accounts of $5,478 and $4,479 at December 25, 2016 and December 27, 2015, respectively	138,115	136,249
Inventory	18,167	15,744
Prepaid expenses	18,720	14,549
Other current assets	19,694	11,763
Total current assets	370,348	331,910
Property, plant, and equipment, net of accumulated depreciation of $130,839 and $85,038 at December 25, 2016 and December 27, 2015, respectively	381,319	384,824
Goodwill	227,954	171,119
Intangible assets, net of accumulated amortization of $43,632 and $23,122 at December 25, 2016 and December 27, 2015, respectively	351,477	303,575
Other assets	4,932	5,692
Total assets	$1,336,030	$1,197,120
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$14,387	$3,509
Accounts payable	20,129	9,571
Accrued expenses	83,365	100,173
Deferred revenue	77,987	62,294
Total current liabilities	195,868	175,547
Long-term liabilities:
Long-term debt	338,860	350,266
Long-term liabilities, less current portion	12,597	9,192
Deferred income taxes	7,786	3,988
Pension and other postretirement benefit obligations	25,946	11,054
Total liabilities	581,057	550,047
Stockholders’ equity:
Common stock, $0.01 par value, 2,000,000,000 shares authorized at December 25, 2016 and December 27, 2015; 53,543,226 and 44,710,497 issued at December 25, 2016 and December 27, 2015, respectively	531	445
Additional paid-in capital	742,543	605,033
Accumulated other comprehensive loss	(3,977)	(3,158)
Retained earnings	16,293	44,753
Treasury stock, at cost, 46,438 and 0 shares at December 25, 2016 and December 27, 2015, respectively	(417)	—
Total stockholders’ equity	754,973	647,073
Total liabilities and stockholders’ equity	$1,336,030	$1,197,120
See accompanying notes to consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Year Ended December 25, 2016	Year Ended December 27, 2015	Year Ended December 28, 2014
Revenues:
Advertising	$684,900	$696,696	$385,399
Circulation	421,497	378,263	195,661
Commercial printing and other	148,959	120,856	71,263
Total revenues	1,255,356	1,195,815	652,323
Operating costs and expenses:
Operating costs	699,312	656,555	368,420
Selling, general, and administrative	414,983	406,282	211,829
Depreciation and amortization	67,774	67,752	41,450
Integration and reorganization costs	8,352	8,052	2,796
Loss (gain) on sale or disposal of assets	3,564	(51,051)	1,472
Mastheads impairment	—	4,800	—
Operating income	61,371	103,425	26,356
Interest expense	29,635	32,057	17,685
Loss on early extinguishment of debt	—	—	9,047
Other expense	2,414	350	116
Income (loss) before income taxes	29,322	71,018	(492)
Income tax (benefit) expense	(2,319)	3,404	2,713
Net income (loss)	$31,641	$67,614	$(3,205)
Income (loss) per share:
Basic:
Net income (loss)	0.70	1.54	(0.10)
Diluted:
Net income (loss)	0.70	1.53	(0.10)
Dividends declared per share	1.34	1.29	0.54
Other comprehensive income:
Pension and other postretirement benefit items:
Net actuarial (loss) gain	(816)	1,227	(4,927)
Amortization of net actuarial (loss) gain	(3)	84	—
Total pension and other postretirement benefit items, net of income taxes of $0	(819)	1,311	(4,927)
Other comprehensive (loss) income, net of tax	(819)	1,311	(4,927)
Comprehensive income (loss)	$30,822	$68,925	$(8,132)
See accompanying notes to consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock
	Shares	Amount				Shares	Amount	Total
Balance at December 29, 2013	30,000,000	$300	$387,398	$458	$7,206	—	$—	$395,362
Net loss	—	—	—	—	(3,205)	—	—	(3,205)
Restricted share grants	15,870	—	—	—	—	—	—	—
Net actuarial loss and prior service cost, net of income taxes of $0	—	—	—	(4,927)	—	—	—	(4,927)
Non-cash compensation expense	—	—	59	—	—	—	—	59
Issuance of common stock, net of underwriter’s discount and offering costs	7,450,625	75	114,983	—	—	—	—	115,058
Common stock cash dividend	—	—	(18,220)	—	—	—	—	(18,220)
Balance at December 28, 2014	37,466,495	$375	$484,220	$(4,469)	$4,001	—	$—	$484,127
Net income	—	—	—	—	67,614	—	—	67,614
Restricted share grants	244,002	—	225	—	—	—	—	225
Net actuarial gain and prior service cost, net of income taxes of $0	—	—	—	1,311	—	—	—	1,311
Non-cash compensation expense	—	—	1,319	—	—	—	—	1,319
Issuance of common stock, net of underwriter’s discount and offering costs	7,000,000	70	150,059	—	—	—	—	150,129
Common stock cash dividend	—	—	(30,790)	—	(26,862)	—	—	(57,652)
Balance at December 27, 2015	44,710,497	$445	$605,033	$(3,158)	$44,753	—	$—	$647,073
Net income	—	—	—	—	31,641	—	—	31,641
Restricted share grants	207,729	—	225	—	—	—	—	225
Net actuarial gain and prior service cost, net of income taxes of $0	—	—	—	(819)	—	—	—	(819)
Non-cash compensation expense	—	—	2,442	—	—	—	—	2,442
Issuance of common stock, net of underwriter’s discount and offering costs	8,625,000	86	134,843	—	—	—	—	134,929
Purchase of treasury stock	—	—	—	—	—	46,438	(417)	(417)
Common stock cash dividend	—	—	—	—	(60,101)	—	—	(60,101)
Balance at December 25, 2016	53,543,226	$531	$742,543	$(3,977)	$16,293	46,438	$(417)	$754,973
See accompanying notes to consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 25, 2016	Year Ended December 27, 2015	Year Ended December 28, 2014
Cash flows from operating activities:
Net income (loss)	$31,641	$67,614	$(3,205)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	67,774	67,752	41,450
Gain on derivative instruments	—	—	(25)
Non-cash compensation expense	2,442	1,319	59
Non-cash interest expense	2,786	2,784	1,873
Non-cash loss on early extinguishment of debt	—	—	5,949
Deferred income taxes	(2,862)	1,167	2,821
Loss (gain) on sale or disposal of assets	3,564	(51,051)	1,472
Pension and other postretirement benefit obligations	(2,276)	(1,002)	(1,604)
Mastheads impairment	—	4,800	—
Non-cash charge to investments	2,766	—	—
Changes in assets and liabilities:
Accounts receivable, net	14,880	(4,255)	1,781
Inventory	(999)	2,701	1,226
Prepaid expenses	(1,805)	(219)	(614)
Other assets	(3,617)	(1,412)	1,045
Accounts payable	6,010	(14,666)	(4,292)
Accrued expenses	(22,747)	37,814	(7,476)
Deferred revenue	(629)	(1,508)	(218)
Other long-term liabilities	1,433	3,481	1,204
Net cash provided by operating activities	98,361	115,319	41,446
Cash flows from investing activities:
Purchases of property, plant, and equipment	(10,631)	(10,155)	(5,012)
Proceeds from sale of publications, other assets and insurance	3,284	142,583	1,027
Acquisitions, net of cash acquired	(137,486)	(431,126)	(77,618)
Net cash used in investing activities	(144,833)	(298,698)	(81,603)
Cash flows from financing activities:
Payment of debt issuance costs	—	(592)	(4,610)
Borrowings under term loans	—	122,872	217,775
Borrowings under revolving credit facility	—	99,000	24,068
Repayments under term loans	(3,509)	(3,135)	(158,562)
Repayments under revolving credit facility	—	(104,000)	(44,068)
Payment of offering costs	(83)	(1,343)	(1,073)
Issuance of common stock, net of underwriter’s discount	135,849	150,866	116,737
Purchase of treasury stock	(417)	—	—
Payment of dividends	(59,760)	(57,360)	(18,212)
Net cash provided by financing activities	72,080	206,308	132,055
Net increase in cash and cash equivalents	25,608	22,929	91,898
Cash and cash equivalents at beginning of period	146,638	123,709	31,811
Cash and cash equivalents at end of period	$172,246	$146,638	$123,709
Supplemental disclosures on cash flow information:
Cash interest paid	$26,908	$21,726	$15,181
Cash income taxes paid	$2,601	$1,389	$—
See accompanying notes to consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(1) Description of Business, Basis of Presentation and Summary of Significant Accounting Policies
(a) Description of Business
New Media Investment Group Inc. (“New Media,” “Company,” “us,” “our,” or “we”), was formed as a Delaware corporation on June 18, 2013. New Media was capitalized and issued 1,000 common shares to Newcastle Investment Corp. (“Newcastle”). Newcastle owned approximately 84.6% of New Media until February 13, 2014, upon which date Newcastle distributed the shares that it held in New Media to its shareholders on a prorata basis.
The Company is a leading U.S. publisher of local newspapers and related publications that are generally the leading source of local news and print advertising in their markets. As of December 25, 2016, the Company owned and operated 631 publications located in 36 states. The majority of the Company’s paid daily newspapers have been published for more than 100 years and are typically the only paid daily newspapers of general circulation in their respective nonmetropolitan markets. The Company’s publications generally face limited competition as a result of operating in small and midsized markets that can typically support only one newspaper. The Company has strategically clustered its publications in geographically diverse, nonmetropolitan markets in the Midwest and Eastern United States, which limits its exposure to economic conditions in any single market or region.
For our small to medium size business (“SMB”) category, we focus on leveraging our strong local media brands, our in-market sales force and our high consumer penetration rates with a variety of products and services that we believe will help SMBs expand their marketing advertising and other lead generation platforms. Central to this business strategy is our wholly owned subsidiary Propel Business Services.
As of December 25, 2016, the Company’s operating segments (Eastern US Publishing, Central US Publishing, Western US Publishing, and BridgeTower) are aggregated into one reportable business segment.
(b) Basis of Presentation
The consolidated financial statements include the accounts of New Media and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.
(c) Newspaper Industry
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
Examples of significant estimates include pension and postretirement benefit obligation assumptions, income taxes, allowance for doubtful accounts, self-insurance liabilities, goodwill impairment analysis, stock-based compensation, and valuation of property, plant and equipment and intangible assets. Actual results could differ from those estimates.
(e) Fiscal Year
The Company’s fiscal year is a 52 or 53-week operating period ending on the last Sunday of the calendar year. The Company’s 2016, 2015 and 2014 fiscal years ended on December 25, December 27, and December 28, respectively, and encompassed 52-week periods. The fiscal years consisted of four thirteen-week fiscal quarters. The first month of each quarter contains five weeks of results and the second and third months of each fiscal quarter contain four weeks of results. Accordingly, net sales are typically higher in the first month of any given quarter.

(f) Accounts Receivable
Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts. The Company’s allowance for doubtful accounts is based upon several factors including the length of time the receivables are past due, historical payment trends and current economic factors. The Company generally does not require collateral.
(g) Inventory
Inventory consists principally of newsprint, which is valued at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. In 2015 and 2016, the Company purchased approximately 93% and 90% of its newsprint from one vendor, respectively.
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
(i) Business Combinations
The Company accounts for acquisitions in accordance with the provisions of Accounting Standards Codification ("ASC") 805 "Business Combinations" ("ASC 805"), which provides guidance for recognition and measurement of identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree at fair value. In a business combination, the assets acquired, liabilities assumed and noncontrolling interest in the acquiree are recorded as of the date of acquisition at their respective fair values with limited exceptions. Any excess of the purchase price (consideration transferred) over the estimated fair values of net assets acquired is recorded as goodwill. Transaction costs are expensed as incurred. The operating results of the acquired business are reflected in the Company’s consolidated financial statements after the date of the acquisition.
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
Refer to Note 6 “Goodwill and Intangible Assets” for additional information on the impairment testing of goodwill and indefinite lived intangible assets.
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
(k) Equity Investments
New Media uses the equity method of accounting for investments in which the Company exercises significant influence. The Company's share of net earnings or losses from equity method investments is included in Other Expense in the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company accounts for non-marketable investments over which the Company does not have the ability to exercise significant influence under the cost method of accounting. The Company periodically evaluates the carrying value of its investments.
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
The Company accounts for uncertain tax positions under the provisions of ASC 740 "Income Taxes". The Company does not anticipate significant increases or decreases in our uncertain tax positions within the next twelve months. The Company recognizes penalties and interest relating to uncertain tax positions in tax expense.
(n) Fair Value of Financial Instruments
The carrying value of the Company’s cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to the short maturity of these instruments. An estimate of the fair value of the Company’s debt is disclosed in Note 9 “Indebtedness”.
(o) Cash Equivalents
Cash equivalents represent highly liquid certificates of deposit which have original maturities of three months or less.
(p) Deferred Financing Costs
Deferred financing costs consist of costs incurred in connection with debt financings and are recorded as a contra-liability in long-term debt. Such costs are amortized on a straight-line basis and represent a component of interest expense, which approximates the effective interest method, over the estimated remaining term of the related debt.
(q) Advertising Costs
Advertising costs are expensed in the period incurred. The Company incurred total advertising expenses for the years ended December 25, 2016, December 27, 2015, and December 28, 2014 of $14,607, $11,567 and $5,179, respectively.

(r) Earnings (loss) per share
Basic earnings (loss) per share is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issued through common stock equivalents.
(s) Stock-based Employee Compensation
ASC Topic 718, “Compensation – Stock Compensation” requires that all share-based payments to employees and the board of directors, including grants of stock options and restricted stock, be recognized in the consolidated financial statements over the service period (generally the vesting period) based on fair values measured on grant dates.
(t) Pension and Postretirement Liabilities
ASC Topic 715, “Compensation – Retirement Benefits” requires recognition of an asset or liability in the consolidated balance sheet reflecting the funded status of pension and other postretirement benefit plans such as retiree health and life, with current-year changes in the funded status recognized in accumulated other comprehensive (loss) income. For the years ended December 25, 2016, December 27, 2015, and December 28, 2014, a total of $(819), $1,311 and $(4,927), net of taxes of $0, $0 and $0 after valuation allowance, respectively, was recognized in other comprehensive income (loss) income (see Note 13 “Pension and Postretirement Benefits”).
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
(w) Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). ASU No. 2014-09 will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers - Principal versus Agent Considerations” (Topic 606), which clarifies the implementation guidance on principal versus agent considerations. During 2016, the Company established a project team to identify potential differences that would result from the application of this standard.  The team is in the process of reviewing customer contracts, identifying contractual provisions that may result in a change in the timing or the amount of revenue recognized and assessing the enhanced disclosure requirements of the new guidance.  Based on the evaluation, the Company expects to adopt the requirements of the new standard in the first quarter of 2018 and anticipates using the modified retrospective transition method.
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
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation” (Topic 718), which addresses several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The provisions are effective for fiscal years beginning after December 15, 2016, and there are various adoptions methods. Given the Company’s current tax position and relatively small stock compensation program, the new standard is not expected to have a significant impact.
In November 2016, the FASB issued ASU No. 2016-18, “Restricted Cash” (Topic 230), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. The provisions of ASU 2016-18 are effective for fiscal years beginning after December 15, 2017 and should be applied using a retrospective transition method. Early adoption is permitted. The Company is currently evaluating the impact this accounting standard will have on the Company’s consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations - Clarifying the Definition of a Business” (Topic 805), which clarifies the definition of a business for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted for transactions that occurred before the issuance date or effective date of the standard if the transactions were not reported in financial statements that have been issued or made available for issuance. The standard must be applied prospectively. The Company is currently evaluating the impact this accounting standard will have on the Company’s consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04 “Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment” (Topic 350), which simplifies subsequent goodwill measurement by eliminating Step 2 from the goodwill impairment test. Under this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019 with early adoption permitted for annual goodwill impairment tests performed after January 1, 2017. The standard must be applied prospectively. The Company is currently evaluating the impact this accounting standard will have on the Company’s consolidated financial statements.
All other issued and not yet effective accounting standards are not relevant to the Company.
(2) Acquisitions and Dispositions
Acquisitions
2016 Acquisitions
The Company acquired substantially all the assets and assumed substantially all the liabilities of certain businesses on December 31, 2015, January 12, 2016, March 18, 2016, April 22, 2016, April 29, 2016, June 29, 2016, August 1, 2016, September 30, 2016, and November 30, 2016 (“2016 Acquisitions”), which included 68 business publications, seven daily newspapers, seven weekly publications, eleven shoppers, and digital platforms for an aggregate purchase price of $136,042, including estimated working capital. The acquisitions were financed from cash on hand. The rationale for the acquisitions was primarily due to the attractive nature, as applicable, of the newspaper assets and digital platforms, and cash flows combined with cost saving and revenue-generating opportunities available.
The Company accounted for the 2016 Acquisitions under the acquisition method of accounting. The net assets, including goodwill, have been recorded in the consolidated balance sheet at their fair values in accordance with ASC 805. The fair value determination of certain assets acquired and certain liabilities assumed are preliminary based upon all information available to us at the present time and are subject to working capital and other adjustments. The value assigned to property, plant and equipment, intangible assets, liabilities and goodwill is preliminary and subject to the completion of valuations to determine the fair market value of the tangible and intangible assets. The final calculation of working capital and other adjustments and determination of fair values for tangible and intangible assets may result in different allocations among the various asset classes from those set forth below and any such differences could be material.
The following table summarizes the preliminary fair values of the assets and liabilities:

Current assets	20,787
Other assets	4,195
Property, plant and equipment	36,105
Noncompete agreements	886
Advertiser relationships	32,312
Subscriber relationships	13,696
Customer relationships	5,113
Software	5,783
Trade names	2,448
Mastheads	9,217
Goodwill	56,914
Total assets	187,456
Current liabilities	26,530
Pension obligations	16,299
Other long-term liabilities	8,585
Total liabilities	51,414
Net assets	136,042
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
The Company recorded approximately $1,861 of selling, general and administrative expense for acquisition-related costs for the 2016 Other Acquisitions during the year ended December 25, 2016.
In a 2016 stock acquisition, the Company acquired goodwill with a tax cost basis of $50,325 and a net tax basis of $10,746. As a result, for tax purposes, the amount of goodwill related to the 2016 Acquisitions that is expected to be deductible is $43,269.
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
The Company obtained a third party independent valuation to assist in the determination of the fair values of certain assets acquired and liabilities assumed. The property, plant and equipment valuation includes an analysis of recent comparable sales and offerings of land parcels in each of the subject’s markets. The estimated fair value is supported by the consideration paid and was determined using standard generally accepted appraisal practices and valuation procedures. The valuation firm used the three basic approaches to value: the cost approach (used for equipment where an active secondary market is not available and building improvements), the direct sales comparison (market) approach (used for land and equipment where an active secondary market is available) and the income approach (used for intangible assets). These approaches used are based on the cost to reproduce assets, market exchanges for comparable assets and the capitalization of income. Useful lives range from 1 to 15 for personal property and 9 to 29 years for real property.
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

2015 Other Acquisitions
The Company acquired substantially all the assets, properties and business of publishing/operating certain newspapers on June 15, 2015 and September 23, 2015 (“2015 Other Acquisitions”), which included two daily newspapers, twenty-eight weekly publications, and two shoppers serving Central Ohio and Southern Michigan for an aggregate purchase price, including working capital, of $52,021. The acquisition completed on June 15, 2015 was financed with $25,000 of additional term debt under the New Media Credit Agreement and the remaining amount from cash on hand. The acquisition completed on September 23, 2015 was financed from cash on hand. The rationale for the acquisitions was primarily due to the attractive nature of the newspaper assets and cash flows combined with cost saving opportunities available by clustering with the Company’s nearby newspapers.
The Company accounted for these transactions under the acquisition method of accounting. The net assets, including goodwill, have been recorded in the consolidated balance sheet at their fair values in accordance with ASC 805.
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
Dispositions
On December 10, 2015, the Company completed its sale of the Las Vegas Review-Journal and related publications (“Review-Journal”) (initially acquired in the Stephens Media acquisition) which are located in Las Vegas, Nevada, for an aggregate sale price of $140,000 plus working capital adjustment of $1,000. As a result, a pre-tax gain of $57,072, net of selling expenses, is included in (gain) loss on sale or disposal of assets on the consolidated statement of operations and comprehensive income (loss) for this period, since the disposition did not qualify for treatment as a discontinued operation under ASU No. 2014-08.
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
Pro-Forma Results
The unaudited pro-forma condensed consolidated statement of operations information for 2015, set forth below, presents the results of operations as if the consolidation of the newspapers from Halifax Media Group and Stephens Media had occurred on December 29, 2014. The pro-forma information excludes results of operations of the Review-Journal, as well as the gain on sale of assets. The results of operations of the 2016 Acquisitions and 2015 Other Acquisitions are not material to the Company’s results of operations and have been excluded from the pro-forma results.
These amounts are not necessarily indicative of future results or actual results that would have been achieved had the acquisitions occurred as of the beginning of such period. There are no pro-forma adjustments needed for the year ended December 25, 2016.

Year Ended December 27, 2015
Revenues	$1,147,711
Income from continuing operations	$18,747
Income from continuing operations per common share:
Basic	$0.42
Diluted	$0.42
(3) Share-Based Compensation
The Company recognized compensation cost, net of estimated forfeitures, for share-based payments of $2,442, $1,319, and $59 for the years ended December 25, 2016, December 27, 2015, and December 28, 2014, respectively. The total compensation cost not yet recognized related to non-vested awards as of December 25, 2016 was $4,027, which is expected to be recognized over a weighted average period of 1.71 years through September 2018.
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
On March 14, 2014, a grant of restricted shares totaling 15,870 shares was made to the Company’s Non-Officer Directors, of which 5,280 and 5,289 vested on March 14, 2016 and March 14, 2015, respectively. During the year ended December 27, 2015, grants of restricted shares totaling 234,267 shares were made to the Company’s Employees, of which 78,023 vested during the year ended December 25, 2016. During the three months ended March 27, 2016, a grant of restricted shares totaling 175,650 shares was made to the Company’s Employees. During the three months ended June 26, 2016, a grant of restricted shares totaling 10,864 shares was made to the Company’s Employees and 7,313 restricted shares were forfeited. During the three months ended September 25, 2016, a grant of restricted shares totaling 2,018 shares was made to the

Company’s Employees and 12,376 restricted shares were forfeited. During the three months ended December 25, 2016, a grant of restricted shares totaling 5,205 shares was made to the Company’s Employees.
As of December 25, 2016, December 27, 2015, and December 28, 2014, there were 335,593, 244,848, and 15,870 RSGs, respectively, issued and outstanding with a weighted average grant date fair value of $18.18, $21.67, and $14.18, respectively. As of December 25, 2016, the aggregate intrinsic value of unvested RSGs was $5,356.
RSG activity was as follows:

	Year Ended December 25, 2016		Year Ended December 27, 2015		Year Ended December 28, 2014
	Number of RSGs	Weighted-Average Grant Date Fair Value	Number of RSGs	Weighted-Average Grant Date Fair Value	Number of RSGs	Weighted-Average Grant Date Fair Value
Unvested at beginning of year	244,848	$21.67	15,870	$14.18	—	$—
Granted	193,737	15.31	234,267	22.01	15,870	14.18
Vested	(83,303)	21.51	(5,289)	14.18	—	—
Forfeited	(19,689)	$19.22	—	$—	—	$—
Unvested at end of year	335,593	$18.18	244,848	$21.67	15,870	$14.18
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
Information related to restructuring program activity for the years ended December 25, 2016 and December 27, 2015 is outlined below.

	Severance and Related Costs	Other Costs (1)	Total
Balance at December 28, 2014	$1,679	$—	$1,679
Restructuring provision included in Integration and Reorganization	7,750	797	8,547
Reversal of prior accruals included in Integration and Reorganization	(495)	—	(495)
Restructuring accrual transferred with disposition of the Review-Journal	(416)	—	(416)
Other restructuring expenses	—	(175)	(175)
Cash payments	(6,319)	(300)	(6,619)
Balance at December 27, 2015	$2,199	$322	$2,521
Restructuring provision included in Integration and Reorganization	6,782	1,570	8,352
Restructuring accrual assumed from acquisition	52	43	95
Cash payments	(7,855)	(1,579)	(9,434)
Balance at December 25, 2016	$1,178	$356	$1,534

(1)	Other costs primarily included costs to consolidate operations.
The restructuring reserve balance is expected to be paid out over the next twelve months.
The following table summarizes the costs incurred and cash paid in connection with these restructuring programs for the years ended December 25, 2016 and December 27, 2015.

	Year Ended December 25, 2016	Year Ended December 27, 2015
Severance and related costs	$6,782	$7,750
Reversal of prior accruals	—	(495)
Severance and other costs assumed from acquisition	95	—
Other costs	1,570	797
Cash payments	(9,434)	(6,619)
(5) Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	December 25, 2016	December 27, 2015
Land	$40,264	$39,452
Buildings and improvements	189,714	169,688
Machinery and equipment	250,846	234,440
Furniture, fixtures, and computer software	30,059	23,946
Construction in progress	1,275	2,336
	512,158	469,862
Less: accumulated depreciation	(130,839)	(85,038)
Total	$381,319	$384,824
Depreciation expense for the years ended December 25, 2016, December 27, 2015, and December 28, 2014 was $47,176, $51,460, and $34,785, respectively.

(6) Goodwill and Intangible Assets
Goodwill and intangible assets consisted of the following:

	December 25, 2016
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Advertiser relationships	174,918	24,618	150,300
Customer relationships	24,938	3,153	21,785
Subscriber relationships	90,944	13,911	77,033
Other intangible assets	9,589	1,950	7,639
Total	$300,389	$43,632	$256,757
Nonamortized intangible assets:
Goodwill	$227,954
Mastheads	94,720
Total	$322,674
	December 27, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Advertiser relationships	$143,002	$13,453	$129,549
Customer relationships	19,829	1,667	18,162
Subscriber relationships	77,385	7,897	69,488
Other intangible assets	473	105	368
Total	$240,689	$23,122	$217,567
Nonamortized intangible assets:
Goodwill	$171,119
Mastheads	86,008
Total	$257,127
As of December 25, 2016, the weighted average amortization periods for amortizable intangible assets are 15.2 years for advertiser relationships, 15.2 years for customer relationships, 14.6 years for subscriber relationships, and 5.0 years for other intangible assets. The weighted average amortization period in total for all amortizable intangible assets is 14.7 years.
Amortization expense for the years ended December 25, 2016, December 27, 2015, and December 28, 2014 was $20,598, $16,292, and $6,665, respectively. Estimated future amortization expense as of December 25, 2016, is as follows:

For the following fiscal years:
2017	22,360
2018	22,355
2019	20,697
2020	20,069
2021	20,069
Thereafter	151,207
Total	$256,757

The changes in the carrying amount of goodwill for the years ended December 25, 2016 and December 27, 2015 are as follows:

Balance at December 28, 2014	$134,042
Goodwill acquired in business combinations	43,462
Goodwill from divestitures	(6,385)
Balance at December 27, 2015	171,119
Goodwill acquired in business combinations	56,914
Goodwill from divestitures	(79)
Balance at December 25, 2016	$227,954
The Company’s annual impairment assessment is made on the last day of its fiscal second quarter.
As part of the annual impairment assessments as of June 29, 2014, the fair values of the Company’s reporting units for goodwill impairment testing, which included Large Daily Newspapers, Metro Newspapers, Small Community Newspapers, Local Media Newspapers, and Ventures, and newspaper mastheads, were estimated. As a result of the annual assessment’s Step 1 analysis that was performed, no impairment of goodwill was identified.
As part of the annual impairment assessments as of June 28, 2015, the fair values of the Company’s reporting units for goodwill impairment testing, which included Large Daily Newspapers, Metro Newspapers, Small Community Newspapers, Local Media Newspapers, and Ventures, and newspaper mastheads, were estimated. The Company performed a qualitative assessment for the Recent Acquisitions reporting unit and concluded that it was not more likely than not that the goodwill and indefinite-lived intangibles were impaired. As a result, no quantitative analysis was performed for the Recent Acquisitions. The total Company’s estimate of reporting unit fair value was reconciled to its then market capitalization (based upon the stock market price and fair value of debt) plus an estimated control premium.
During the fourth quarter of 2015, the Company reorganized its management structure to align with the geography of the market served. As a result, the composition of the Company's reporting units changed and the fair value of goodwill was allocated to each of the new reporting units based on a relative fair value allocation approach: Western US Publishing, Central US Publishing and Eastern US Publishing. Due to the change in the composition of the reporting units, the Company performed a goodwill impairment test before and after the reorganization. The Company also assessed its mastheads for impairment as a result of the reorganization.
In the analysis performed before the reorganization and because of the recent revaluation of assets related to fresh start accounting, there was a relatively small amount of excess fair value for certain reporting units. Specifically, the fair value of the Large Daily Newspapers, Small Community Newspapers and Ventures reporting units exceeded carrying value by less than 10%. Considering a relatively low headroom for the historical reporting units and declining same store revenue and profitability in the newspaper industry over the past several years, there was a risk for impairment in the event of decline in general economic, market or business conditions or any significant unfavorable changes in the forecasted cash flows, weighted-average cost of capital and/or market transaction multiples. As a result of reduced royalty rates and a decline in revenues, an impairment charge of $4,800 was recognized for mastheads within the Company’s Large Daily, Small Community and Metro reporting units. Key assumptions within the masthead analysis included revenue projections, discount rates, royalty rates, long-term growth rates, and the effective tax rate that the Company considers appropriate. Revenue projections reflected slight declines in early years, and revenues were expected to moderate to a terminal growth rate of 1%. Discount rates ranged from 14.0% to 15.0%, royalty rates ranged from 1.25% to 1.75%, and the effective tax rate was 40.0%.
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
As part of the annual impairment assessments, as of June 26, 2016, the fair values of the Company’s reporting units for goodwill impairment testing, which include Eastern US Publishing, Central US Publishing, and Western US Publishing, and

indefinite-lived intangible assets, which include newspaper mastheads, were estimated using the expected present value of future cash flows, recent industry multiples and using estimates, judgments and assumptions that management believes were appropriate in the circumstances. The estimates and judgments used in the assessment included multiples for revenue and EBITDA, the weighted average cost of capital and the terminal growth rate. The Company determined that the future cash flow and industry multiple analysis provided the best estimate of the fair value of its reporting units.  As a result of the annual assessment’s Step 1 analysis that was performed, no impairment of goodwill was identified. The Company uses a “relief from royalty” approach which utilizes a discounted cash flow model to determine the fair value of each masthead.  Additionally, the estimated fair value exceeded carrying value for all mastheads. The Company performed a qualitative assessment for the recently-acquired BridgeTower reporting unit and masthead and concluded that it is not more likely than not that the goodwill and indefinite-lived intangible assets are impaired.  When we evaluate the potential for impairment using a qualitative assessment, we consider factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, entity specific factors, such as strategy and changes in key personnel, and overall financial performance. As a result, no quantitative impairment testing was performed for this reporting unit. The total Company’s estimate of reporting unit fair value was reconciled to its then market capitalization (based upon the stock market price and fair value of debt) plus an estimated control premium.
As of September 25, 2016 and December 25, 2016, a review of impairment indicators was performed by the Company noting that its financial results and forecast had not changed materially since the June 26, 2016 annual impairment test, and it was determined that no indicators of impairment were present.
(7) Accrued Expenses
Accrued expenses consisted of the following:

	December 25, 2016	December 27, 2015
Accrued payroll and related liabilities	$14,228	$13,068
Accrued bonus	11,806	10,768
Accrued insurance	9,579	9,596
Accrued legal and professional fees	2,476	2,743
Accrued interest expense	6,366	6,552
Accrued taxes	3,504	5,503
Accrued restructuring	1,534	2,521
Accrued management and incentive fees	9,299	22,353
Accrued other	24,573	27,069
	$83,365	$100,173
(8) Lease Commitments
The future minimum lease payments related to the Company’s non-cancelable operating lease commitments as of December 25, 2016 are as follows:

For the following fiscal years:
2017	$20,037
2018	17,907
2019	15,589
2020	14,308
2021	11,835
Thereafter	91,965
Total minimum lease payments	$171,641
Rental expense under operating leases for the years ended December 25, 2016, December 27, 2015, and December 28, 2014 was $24,855, $22,425, and $7,432, respectively.
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
(9) Indebtedness
GateHouse Credit Facilities—terminated June 4, 2014
The Revolving Credit, Term Loan and Security Agreement (the “First Lien Credit Facility”) dated November 26, 2013 by and among GateHouse Media, LLC formerly known as GateHouse Media, Inc. (“GateHouse” or “Predecessor”), GateHouse Media Intermediate Holdco, LLC formerly known as GateHouse Media Intermediate Holdco, Inc. (“GMIH”), certain wholly-owned subsidiaries of GMIH, all of which are wholly owned subsidiaries of New Media (collectively with GMIH and GateHouse, the “Loan Parties”), PNC Bank, National Association, as the administrative agent, Crystal Financial LLC, as term loan B agent, and each of the lenders party thereto provided for (i) a term loan A in the aggregate principal amount of $25,000, (ii) a term loan B in the aggregate principal amount of $50,000, (iii) and a revolving credit facility in an aggregate principal amount of up to $40,000.
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
The GateHouse Credit Facilities imposed upon GateHouse certain financial and operating covenants, including, among others, requirements that GateHouse satisfy certain financial tests, including a minimum fixed charge coverage ratio of not less than 1.0 to 1.0, a maximum leverage ratio of not greater than 3.25 to 1.0, a minimum EBITDA and a limitation on capital expenditures, and restrictions on GateHouse’s ability to incur additional debt, incur liens and encumbrances, consolidate, amalgamate or merge with any other person, pay dividends, dispose of assets, make certain restricted payments, engage in transactions with affiliates, materially alter the business it conducts and take certain other corporate actions.
The GateHouse Credit Facilities were paid in full on June 4, 2014.
Local Media Credit Facility—terminated June 4, 2014
Certain subsidiaries of Local Media Group Holdings LLC (“Local Media Parent”) (together, the “Borrowers”) and Local Media Parent entered into a Credit Agreement, dated as of September 3, 2013, with a syndicate of financial institutions with Credit Suisse AG, Cayman Islands Branch, as administrative agent (the “Local Media Credit Facility”).
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
The Local Media Credit Facility was paid in full on June 4, 2014.
New Media Credit Agreement
On June 4, 2014, New Media Holdings II LLC (the “New Media Borrower”), a wholly owned subsidiary of New Media, entered into a credit agreement (the “New Media Credit Agreement”) among the New Media Borrower, New Media Holdings I LLC (“Holdings I”), the lenders party thereto, RBS Citizens, N.A. and Credit Suisse Securities (USA) LLC as joint lead arrangers and joint bookrunners, Credit Suisse AG, Cayman Islands Branch as syndication agent and Citizens Bank of Pennsylvania as administration agent which provides for (i) a $200,000 senior secured term facility (the “Term Loan Facility” and any loan thereunder, including as part of the Incremental Facility, “Term Loans”) and (ii) a $25,000 senior secured revolving credit facility, with a $5,000 sub-facility for letters of credit and a $5,000 sub-facility for swing loans, (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Senior Secured Credit Facilities”). In addition, the New Media Borrower may request one or more new commitments for term loans or revolving loans from time to time up to an aggregate total of $75,000 (the “Incremental Facility”) subject to certain conditions. On June 4, 2014, the New Media Borrower borrowed $200,000 under the Term Loan Facility (the “Initial Term Loans”). The Term Loans mature on June 4, 2020 and the maturity date for the Revolving Credit Facility is June 4, 2019. The New Media Credit Agreement was amended on July 17, 2014 to cure an omission. On September 3, 2014, the New Media Credit Agreement was amended to provide for the 2014 Incremental Term Loan (as defined below). On November 20, 2014, the New Media Credit Agreement was amended to increase the amount of the Incremental Facility that may be requested after the date of the amendment from $75,000 to $225,000. On January 9, 2015, the New Media Credit Agreement was amended to provide for the 2015 Incremental Term Loan (as defined below) and the 2015 Incremental Revolver (as defined below). On February 13, 2015, the New Media Credit Agreement was amended (the “Fourth Amendment”) to provide for the replacement of the existing term loans under the Term Loan Facility (including the 2014 Incremental Term Loan and the 2015 Incremental Term Loan) with a new class of replacement term loans (the “Replacement Term Loans”) on the same terms as the existing term loans except that the Replacement Term Loans are subject to a 1.00% prepayment premium for any prepayments made in connection with certain repricing transactions effected within six months of the date of the amendment. This amendment was considered a modification, and the related $104 of fees were expensed during the first quarter. On March 6, 2015, the New Media Credit Agreement was amended to provide for $15,000 in additional revolving commitments under the Incremental Facility. In connection with this transaction, the Company incurred approximately $237 of fees and expenses which were capitalized as deferred financing costs. On May 29, 2015, the New Media Credit Agreement was amended to provide for the May 2015 Incremental Term Loan (as defined below). As of December 25, 2016, $0 was drawn under the Revolving Credit Facility.
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
As of December 25, 2016 the New Media Credit Agreement had a weighted average interest rate of 7.19%.
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
The New Media Credit Agreement contains customary representations and warranties and customary affirmative covenants and negative covenants applicable to Holdings I, the New Media Borrower and the New Media Borrower’s subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, fundamental changes, dispositions, and dividends and other distributions. The New Media Credit Agreement contains a financial covenant that requires Holdings I, the New Media Borrower and the New Media Borrower’s subsidiaries to maintain a maximum total leverage ratio of 3.25 to 1.00. The New Media Credit Agreement contains customary events of default. The foregoing descriptions of the Senior Secured Credit Facilities are qualified in their entirety by reference to the Senior Secured Credit Facilities.
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
On September 3, 2014, the New Media Credit Agreement was amended to provide for additional term loans under the Incremental Facility in an aggregate principal amount of $25,000 (such term loans, the “2014 Incremental Term Loan,” and such amendment, the “2014 Incremental Amendment”) in connection with the acquisition of the assets of The Providence Journal. The 2014 Incremental Term Loan is on terms identical to the term loans that were extended pursuant to the New Media Credit Agreement and will mature on June 4, 2020. In addition, the New Media Borrower was required to pay an upfront fee of 2.00% and an underwriter fee of 1.50% of the aggregate amount of the 2014 Incremental Term Loan as of the effective date of the 2014 Incremental Amendment. This amendment was considered a modification and the related $595 of fees were expensed. On January 9, 2015, the New Media Credit Agreement was amended (such amendment, the “2015 Incremental Amendment”) to provide for $102,000 in additional term loans (the “2015 Incremental Term Loan”) and $50,000 in additional revolving commitments (the “2015 Incremental Revolver”) under the Incremental Facility and to make certain amendments to the Revolving Credit Facility in connection with the Halifax Media acquisition. The 2015 Incremental Term Loan is on terms identical to the term loans that were extended pursuant to the New Media Credit Agreement and will mature on June 4, 2020. In addition, the New Media Borrower was required to pay an upfront fee of 1.00% and an underwriter fee of 2.25% of the aggregate amount of the 2015 Incremental Term Loan and the 2015 Incremental Revolver as of the effective date of the 2015 Incremental Amendment. On January 20, 2015, the outstanding loans under the 2015 Incremental Revolver were repaid with the proceeds of a common stock offering by New Media and the 2015 Incremental Revolver commitments were terminated. This amendment was treated as new debt for new lenders and as a modification for existing lenders. In connection with this transaction, the Company incurred approximately $5,379 of fees and expenses. The lender fees for the 2015 Incremental Term Loan increased the original issue discount by $3,315. Third party expenses of $110 were allocated to new lenders, capitalized as deferred financing costs, and will be amortized over the remaining term of the loan. Third party expenses of $185 were allocated to existing lenders and were expensed during the first quarter. Lender fees and third party expenses of $1,769 were allocated to the 2015 Incremental Revolver, capitalized, and written off to amortization of deferred financing costs after the balance of the 2015 Incremental Revolver was repaid. On May 29, 2015, the New Media Credit Agreement was amended (such amendment, the “May 2015 Incremental Amendment”) to provide for $25,000 in additional term loans (the “May 2015 Incremental Term Loan”) under the Incremental Facility. The May 2015 Incremental Term Loan is on terms identical to the Replacement Term Loans and will mature on June 4, 2020. In addition, the New Media Borrower was required to pay an upfront fee of 1.00% and an underwriter fee of 2.25% of the aggregate amount of the May 2015 Incremental Term Loan as of the effective date of the May 2015 Incremental Amendment. In connection with this transaction, the Company incurred approximately $878 of fees and expenses. This amendment was considered a modification and the related $65 of third-party fees were expensed during the second quarter. The lender fees for the May 2015 Incremental Term Loan increased the original issue discount by $813.
As of December 25, 2016, the Company is in compliance with all of the covenants and obligations under the New Media Credit Agreement.
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
The Advantage Florida Debt is in the principal amount of $10,000 and bears interest at the rate of 5.25% per annum, payable quarterly in arrears, maturing on December 31, 2016. The Advantage Alabama Debt is in the principal amount of $8,000 and bears interest at the rate of LIBOR plus 6.25% per annum (with a minimum of 1% LIBOR) payable quarterly in arrears, maturing on March 31, 2019. The Advantage Debt is secured by a perfected second priority security interest in all the assets of the Advantage Borrowers and certain other subsidiaries of the Company, subject to the limitation that the maximum amount of secured obligations is $15,000. The Advantage Credit Facilities are unconditionally guaranteed by Holdings I and certain subsidiaries of the New Media Borrowers and are required to be guaranteed by all future material wholly-owned domestic subsidiaries, subject to certain exceptions. The Advantage Debt is subordinated to the New Media Credit Agreement pursuant to an intercreditor agreement.
The Advantage Credit Agreements contain covenants substantially consistent with those contained in the New Media Credit Agreement in addition to those required for compliance with the New Markets Tax Credit program. The Advantage Borrowers are permitted to make voluntary prepayments at any time without premium or penalty. The Advantage Borrowers are required to repay borrowings under the Advantage Credit Agreements (without payment of a premium) with (i) net cash proceeds of certain debt obligations (except as otherwise permitted under the Advantage Credit Agreements) and (ii) net cash proceeds from non-ordinary course asset sales (subject to reinvestment rights and other exceptions).
The Advantage Credit Agreements contain customary representations and warranties and customary affirmative and negative covenants applicable to the Advantage Borrowers and certain of the Company's subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, fundamental changes, dispositions, and dividends and other distributions. The Advantage Credit Agreements contain a financial covenant that requires Holdings I, the New Media Borrower and the New Media Borrower’s subsidiaries to maintain a maximum total leverage ratio of 3.75 to 1.00. The Advantage Credit Agreements contain customary events of default.
As of December 25, 2016, the Company is in compliance with all of the covenants and obligations under the Advantage Credit Agreements.
Fair Value
The fair value of long-term debt under the Senior Secured Credit Facilities and the Advantage Credit Agreements was estimated at $362,794 as of December 25, 2016, based on discounted future contractual cash flows and a market interest rate adjusted for necessary risks, including the Company’s own credit risk as there are no rates currently observable in publicly traded debt markets of risk with similar terms and average maturities. Accordingly, the Company’s long-term debt under the Senior Secured Credit Facilities is classified within Level 3 of the fair value hierarchy.

Payment Schedule
As of December 25, 2016, scheduled principal payments of outstanding debt are as follows:

2017	14,387
2018	2,632
2019	11,509
2020	334,266
$362,794
Less:
Short-term debt	14,387
Remaining original issue discount	7,260
Deferred financing costs	2,287
Long-term debt	$338,860
(10) Income Taxes
Income tax expense (benefit) on income (loss) from continuing operations for the periods shown below consisted of:

	Current	Deferred	Total
Year Ended December 25, 2016:
U.S. Federal	$—	$(2,913)	$(2,913)
State and local	543	51	594
	$543	$(2,862)	$(2,319)
Year Ended December 27, 2015:
U.S. Federal	$857	$933	$1,790
State and local	1,380	234	1,614
	$2,237	1,167	$3,404
Year Ended December 28, 2014:
U.S. Federal	$—	$2,256	$2,256
State and local	(108)	565	457
	$(108)	2,821	$2,713
Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income (loss) from continuing operations before income taxes as a result of the following:

	Year Ended December 25, 2016	Year Ended December 27, 2015	Year Ended December 28, 2014
Computed “expected” tax expense (benefit)	$9,969	$24,307	$(167)
Increase (decrease) in income tax benefit resulting from:
State and local income taxes, net of federal benefit	873	902	371
Net nondeductible meals, entertainment, and other expenses	796	890	490
Tax attribute reduction	—	—	25,367
Change in valuation allowance	(13,922)	(23,952)	(23,241)
Increase (decrease) to provision for unrecognized tax benefits	—	249	(69)
Alternative minimum tax	—	920	—
Other	(35)	88	(38)
	$(2,319)	$3,404	$2,713
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of December 25, 2016 and December 27, 2015 are presented below:

	December 25, 2016	December 27, 2015
Non-current deferred tax assets/(liabilities):
Accounts receivable	$1,560	$1,459
Accrued expenses	10,945	7,981
Inventory capitalization	1,508	1,251
Alternative minimum tax credit	818	920
Pension and other postretirement benefit obligation	4,635	4,495
Definite and indefinite lived intangible assets	19,266	51,428
Net operating losses	79,991	70,645
Fixed assets	(28,550)	(29,403)
Gross non-current deferred tax assets/liabilities	90,173	108,776
Less valuation allowance	(97,959)	(112,764)
Net deferred tax liabilities	$(7,786)	$(3,988)
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.
As a result of the restructuring in 2013, we recognized cancellation of indebtedness income, which is not subject to tax provided we reduce certain tax attributes. The final determination of the reduction in tax attributes was made in 2014. At that time, final calculations were made as to the manner in which we would reduce our tax attributes. For the year ended December 28, 2014, the valuation allowance decrease was primarily attributable to finalization of tax attribute reduction adjustments from the cancellation of indebtedness. During the year ended December 28, 2014, the valuation allowance decreased by $24,834 of which $26,762 was a benefit to earnings and $1,928 was recorded as an increase to accumulated other comprehensive income. During the year ended December 27, 2015, the valuation allowance decreased by $27,172 of which $26,660 was a benefit to earnings and $512 was recorded as an increase to accumulated other comprehensive income. During the year ended December 25, 2016, the valuation allowance decreased by $14,805 of which $15,126 was a benefit to earnings and $321 was recorded as a decrease to accumulated other comprehensive income.
At December 25, 2016, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $205,356 after tax attribute reductions, which are available to offset future taxable income, if any. State net operating loss carryforwards may differ significantly from Federal net operating loss carryforwards due to state tax attribute reduction requirements that differ from Federal tax law. These federal and state net operating loss carryforwards begin to expire on various dates from 2019 through 2035. The majority of the operating losses are subject to the limitations of Internal Revenue Code (the “Code”) Section 382. This section provides limitations on the availability of net operating losses to offset current taxable income if significant ownership changes have occurred for Federal tax purposes.
A reconciliation of the beginning and ending amount of uncertain tax positions for the years ended December 25, 2016, December 27, 2015 and December 28, 2014 are as follows:

Balance as of December 29, 2013	$1,109
Decreases based on tax positions prior to 2014 and tax attribute reductions	(69)
Uncertain tax positions as of December 28, 2014	$1,040
Increases based on tax positions in 2015 and tax attribute reductions	249
Uncertain tax positions as of December 27, 2015	$1,289
Decreases based on tax positions prior to 2015	(113)
Uncertain tax positions as of December 25, 2016	$1,176
At December 25, 2016, the Company had uncertain tax positions of $1,176 which, if recognized, would impact the effective tax rate. The Company did not record significant amounts of interest and penalties related to uncertain tax positions for the year ended December 25, 2016. The Company does not anticipate significant increases or decreases in our uncertain tax positions within the next twelve months. The Company recognizes penalties and interest relating to uncertain tax positions in the provision for income taxes. At December 25, 2016 and December 27, 2015, the accrual for uncertain tax positions, included $175 and $229 of interest and penalties, respectively.

The Company recorded an income tax benefit of $6,184 during 2016 related to its acquisition of certain legal entities during the year. In accordance with ASC 805, the Company released a portion of its valuation allowance, since it is able to utilize deferred tax assets against the deferred tax liabilities reflected in purchase accounting for the acquired entities.
The Company files a U.S. federal consolidated income tax return for which the statute of limitations remains open for the 2013 tax year and beyond. U.S. state jurisdictions have statute of limitations generally ranging from 3 to 6 years. The Company’s 2013 short tax year Federal returns are under examination by the Internal Revenue Service. We do not anticipate any material adjustments related to this examination.
(11) Equity
Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Year Ended December 25, 2016	Year Ended December 27, 2015	Year Ended December 28, 2014
Numerator for earnings per share calculation:
Net income (loss)	$31,641	$67,614	$(3,205)
Denominator for earnings per share calculation:
Basic weighted average shares outstanding	45,234,369	44,039,415	31,969,599
Effect of dilutive securities:
Stock Options and Restricted Stock Grants	82,538	169,699	—
Diluted weighted average shares outstanding	45,316,907	44,209,114	31,969,599

Basic net income (loss) per share	$0.70	$1.54	$(0.10)
Diluted net income (loss) per share	$0.70	$1.53	$(0.10)
For the years ended December 25, 2016, December 27, 2015, and December 28, 2014, 1,362,479, 1,362,479, and 1,362,479 common stock warrants, 0, 0, and 15,870 RSGs, and 1,450,000, 0, and 745,062 stock options, respectively, were excluded from the computation of diluted income (loss) per share because their effect would have been antidilutive.
Equity
On November 26, 2013, certain individuals received 10-year warrants, collectively representing the right to acquire, in the aggregate, equity equal to 5% of the issued and outstanding shares of New Media (the “New Media Warrants”) (subject to dilution), with the strike price per share of $46.35 calculated based on an initial equity value of New Media prior to the Local Media contribution of $1,200. New Media Warrants do not have the benefit of antidilution protections, other than customary protections including for stock splits and stock dividends.
In September 2014, the Company issued 7,450,625 shares of its common stock in a public offering at a price to the public of $16.25 per share for net proceeds of approximately $115,058. Certain principals of Fortress and certain of the Company’s officers and directors participated in this offering and purchased an aggregate of 224,038 shares at a price of $16.25 per share.
For the purpose of compensating the Manager (as defined below) for its successful efforts in raising capital for the Company, in connection with this offering, the Company granted options to the Manager to purchase 745,062 shares of the Company’s common stock at a price of $16.25, which had an aggregate fair value of approximately $2,963 as of the grant date. The assumptions used in the Black-Scholes model to value the options were: a 2.8% risk-free rate, a 6.6% dividend yield, 31.8% volatility and an expected life of 10 years. The options granted to the Manager were fully vested on the date of grant, and one-thirtieth of the options become exercisable on the first day of each of the following thirty calendar months, or earlier upon the occurrence of certain events, such as a change in control of the Company or the termination of the Management Agreement (as defined below). The options expire ten years from the date of issuance. The fair value of the options issued as compensation to the Manager was recorded as an increase in equity with an offsetting reduction of capital. As a result of the 2014 return of capital, the exercise price decreased to $15.71.
In January 2015, the Company issued 7,000,000 shares of its common stock in a public offering at a price to the public of $21.70 per share for net proceeds of approximately $150,129. Certain principals of Fortress and certain of the Company’s officers and directors participated in this offering and purchased an aggregate of 104,400 shares at a price of $21.70 per share.

For the purpose of compensating the Manager for its successful efforts in raising capital for the Company, in connection with this offering, the Company granted options to the Manager to purchase 700,000 shares of the Company’s common stock at a price of $21.70, which had an aggregate fair value of approximately $4,144 as of the grant date. The assumptions used in the Black-Scholes model to value the options were: a 2.0% risk-free rate, a 3.4% dividend yield, 36.8% volatility and an expected life of 10 years. The fair value of the options issued as compensation to the Manager was recorded as an increase in equity with an offsetting reduction in capital.
In March 2015, the Company issued 9,735 shares of its common stock to its Non-Officer Directors (as defined below) to settle a liability of $225 for 2014 services.
In March 2016, the Company issued 13,992 shares of its common stock to its Non-Officer Directors to settle a liability of $225 for 2015 services.
During the fourth quarter of 2016, the Company issued 8,625,000 shares of its common stock in a public offering at a price to the public of $16.00 per share for net proceeds of approximately $134,929. Certain of the Company’s officers and directors participated in this offering and purchased an aggregate of 20,000 shares at a price of $16.00 per share. For the purpose of compensating the Manager for its successful efforts in raising capital for the Company, in connection with this offering, the Company granted options to the Manager to purchase 862,500 shares of the Company’s common stock at a price of $16.00, which had an aggregate fair value of approximately $2,288 as of the grant date. The assumptions used in the Black-Scholes model to value the options were: a 2.2% risk-free rate, a 8.3% dividend yield, 36.1% volatility and an expected life of 10 years.
The following table includes additional information regarding the Manager stock options:

	Number of Options	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 28, 2014	745,062	$3.98	$15.71
Granted	700,000	$5.92	$21.70
Outstanding at December 27, 2015	1,445,062	$4.92	$18.61	8.9	$2,995
Granted	862,500	$2.65	$16.00
Outstanding at December 25, 2016	2,307,562	$4.07	$17.64	8.7	$186

Exercisable at December 25, 2016	1,235,972		$18.32	7.9	$168
Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component for the years ended December 27, 2015 and December 25, 2016 are outlined below.

Net actuarial loss
Balance at December 28, 2014	$(4,469)
Other comprehensive income before reclassifications	1,227
Amounts reclassified from accumulated other comprehensive loss (1)	84
Net current period other comprehensive income, net of taxes	1,311
Balance at December 27, 2015	$(3,158)
Other comprehensive income before reclassifications	(816)
Amounts reclassified from accumulated other comprehensive loss (1)	(3)
Net current period other comprehensive income, net of taxes	(819)
Balance at December 25, 2016	$(3,977)

(1)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost. See Note 13 “Pension and Postretirement Benefits”.
The following table presents reclassifications out of accumulated other comprehensive income (loss) for the years ended December 25, 2016, December 27, 2015, and December 28, 2014.

	Amounts Reclassified from Accumulated Other Comprehensive Loss			Affected Line Item in the Consolidated Statements of Operations and Comprehensive Loss
	Year Ended December 25, 2016	Year Ended December 27, 2015	Year Ended December 28, 2014
Amortization of unrecognized loss	$(3)	$84	$—	(1)
Amounts reclassified from accumulated other comprehensive loss	(3)	84	—	Income before income taxes
Income tax benefit	—	—	—	Income tax (benefit) expense
Amounts reclassified from accumulated other comprehensive loss, net of taxes	$(3)	$84	$—	Net income

(1)
This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost and recognized in income (loss) before income taxes. See Note 13 “Pension and Postretirement Benefits”.

Dividends
On July 31, 2014, the Company announced a second quarter 2014 cash dividend of $0.27 per share of common stock, par value $0.01 per share (“New Media Common Stock” or our “Common Stock”). The dividend was paid on August 21, 2014 to shareholders of record as of the close of business on August 12, 2014.
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
On April 30, 2015, the Company announced a first quarter 2015 cash dividend of $0.33 per share of Common Stock, par value $0.01 per share. The dividend was paid on May 21, 2015, to shareholders of record as of the close of business on May 13, 2015.
On July 30, 2015, the Company announced a second quarter 2015 cash dividend of $0.33 per share of Common Stock, par value $0.01 per share. The dividend was paid on August 20, 2015, to shareholders of record as of the close of business on August 12, 2015.
On October 29, 2015, the Company announced a third quarter 2015 cash dividend of $0.33 per share of Common Stock, par value $0.01 per share. The dividend was paid on November 19, 2015, to shareholders of record as of the close of business on November 12, 2015.
On February 25, 2016, the Company announced a fourth quarter 2015 cash dividend of $0.33 per share Common Stock, par value $0.01 per share. The dividend was paid on March 17, 2016, to shareholders of record as of the close of business on March 9, 2016.
On April 28, 2016, the Company announced a first quarter 2016 cash dividend of $0.33 per share of Common Stock, par value $0.01 per share. The dividend was paid on May 19, 2016, to shareholders of record as of the close of business on May 11, 2016.
On July 28, 2016, the Company announced a second quarter 2016 cash dividend of $0.33 per share of Common Stock, par value $0.01 per share. The dividend was paid on August 18, 2016, to shareholders of record as of the close of business on August 10, 2016.
On October 27, 2016, the Company announced a third quarter 2016 cash dividend of $0.35 per share of Common Stock, par value $0.01 per share. The dividend was paid on November 17, 2016, to shareholders of record as of the close of business on November 9, 2016.
(12) Employee Benefit Plans

For the years ended December 25, 2016, December 27, 2015, and December 28, 2014, the Company maintained the New Media Investment Group Inc. Retirement Savings Plan, which was previously known as the GateHouse Media, Inc. Retirement Savings Plan, (the “New Media 401(k) Plan”), which is intended to be a qualified defined contribution plan with a cash or deferred arrangement under Section 401(k) of the Code. The Company became the plan sponsor of the New Media 401(k) Plan effective January 1, 2014. In general, eligible employees of the Company and participating affiliates who satisfy minimum age and service requirements are eligible to participate. Eligible employees can contribute amounts up to 100% of their eligible compensation to the New Media 401(k) Plan, subject to IRS limitations. The New Media 401(k) Plan also provides for discretionary matching and nonelective contributions that can be made in separate amounts among different allocation groups. For the years ended December 25, 2016, December 27, 2015, and December 28, 2014, the Company’s matching contributions to the New Media 401(k) Plan were $2,959, $2,527, and $1,212, respectively. The Company did not make nonelective contributions for the reported years.
The Company maintains three nonqualified deferred compensation plans, as described below, for certain of its employees.
The Company maintains the GateHouse Media, Inc. Publishers’ Deferred Compensation Plan (“Publishers' Plan”), a nonqualified deferred compensation plan for the benefit of certain designated publishers of the Company’s newspapers. Under the Publishers' Plan, the Company credits an amount to a bookkeeping account established for each participating publisher pursuant to a pre-determined formula, which is based upon the gross operating profits of each such publisher’s newspaper. The bookkeeping account is credited with earnings and losses based upon the investment choices selected by the participant. The amounts credited to the bookkeeping account on behalf of each participating publisher vest on an installment basis over a period of 15 years. A participating publisher forfeits all amounts under the Publishers' Plan in the event that the publisher’s employment with the Company is terminated for “cause”, as defined in the Publishers' Plan. Amounts credited to a participating publisher’s bookkeeping account are distributable upon termination of the publisher’s employment with the Company and will be made in a lump sum or installments as elected by the publisher. The Publishers' Plan was frozen effective as of December 31, 2006, and all accrued benefits of participants under the terms of the Publishers' Plan became 100% vested. The Company recorded $0, $0, and $0 of compensation expense related to the Publishers' Plan for the years ended December 25, 2016, and December 27, 2015, and December 28, 2014, respectively.
The Company maintains the GateHouse Media, Inc. Executive Benefit Plan (“Executive Benefit Plan”), a nonqualified deferred compensation plan for the benefit of certain key employees of the Company. Under the Executive Benefit Plan, the Company credits an amount, determined at the Company’s sole discretion, to a bookkeeping account established for each participating key employee. The bookkeeping account is credited with earnings and losses based upon the investment choices selected by the participant. The amounts credited to the bookkeeping account on behalf of each participating key employee vest on an installment basis over a period of 5 years. A participating key employee forfeits all amounts under the Executive Benefit Plan in the event that the key employee’s employment with the Company is terminated for “cause”, as defined in the Executive Benefit Plan. Amounts credited to a participating key employee’s bookkeeping account are distributable upon termination of the key employee’s employment with the Company, and will be made in a lump sum or installments as elected by the key employee. The Executive Benefit Plan was frozen effective as of December 31, 2006, and all accrued benefits of participants under the terms of the Executive Benefit Plan became 100% vested. The Company recorded $0, $0, and $0 of compensation expense related to the Executive Benefit Plan for the ended December 25, 2016, December 27, 2015, and December 28, 2014, respectively.
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
(13) Pension and Postretirement Benefits
As a result of the Enterprise News Media, LLC (in 2005), Copley Press, Inc. (in 2007), and Times Publishing Company acquisitions (in 2016), the Company maintains two pension and several postretirement medical and life insurance plans which cover certain employees. The Company uses the accrued benefit actuarial method and best estimate assumptions to determine pension costs, liabilities and other pension information for defined benefit plans.

The Enterprise News Media, LLC pension plan was amended to freeze all future benefit accruals as of December 31, 2008, except for a select group of union employees whose benefits were frozen during 2009. Also, during 2008, the medical and life insurance benefits were frozen, and the plan was amended to limit future benefits to a select group of active employees under the Enterprise News Media, LLC postretirement medical and life insurance plan. Benefits under the postretirement medical and life insurance plan assumed with the Copley Press, Inc. acquisition are only available to Brush-Moore employees hired before January 1, 1976. The Times Publishing Company pension plan was frozen prior to the acquisition.
The following table provides a reconciliation of benefit obligations, plan assets and funded status, along with the related amounts in the consolidated balance sheets of the Company’s pension and postretirement medical and life insurance plans as of December 25, 2016 and December 27, 2015:

	Pension		Postretirement
	Year Ended December 25, 2016	Year Ended December 27, 2015	Year Ended December 25, 2016	Year Ended December 27, 2015
Change in projected benefit obligation:
Benefit obligation at beginning of period	$26,161	$28,297	$5,630	$6,547
Benefit obligation assumed during the period	52,312	—	—	—
Service cost	300	300	14	19
Interest cost	3,255	1,149	213	223
Actuarial loss (gain)	1,267	(1,949)	(555)	(922)
Benefits and expenses paid	(4,972)	(1,636)	(306)	(247)
Participant contributions	—	—	33	24
Employer implicit subsidy fulfilled	—	—	(19)	(14)
Projected benefit obligation at end of period	$78,323	$26,161	$5,010	$5,630
Change in plan assets:
Fair value of plan assets at beginning of period	$20,560	$21,304	$—	$—
Fair value of plan assets assumed during the period	36,012	—	—	—
Actual return on plan assets	4,069	(8)	—	—
Employer contributions	1,597	900	—	—
Benefits paid	(4,666)	(1,471)	—	—
Expenses paid	(306)	(165)	—	—
Fair value of plan assets at end of period	$57,266	$20,560	$—	$—
Reconciliation of funded status:
Benefit obligation at end of period	$(78,323)	$(26,161)	$(5,010)	$(5,630)
Fair value of assets at end of period	57,266	20,560	—	—
Funded status	(21,057)	(5,601)	(5,010)	(5,630)
Unrecognized actuarial loss (gain)	4,803	3,526	(826)	(368)
Net accrued benefit cost	$(16,254)	$(2,075)	$(5,836)	$(5,998)
Balance sheet presentation:
Accrued liabilities	$—	$—	$358	$417
Pension and other postretirement benefit obligations	21,057	5,601	4,652	5,213
Accumulated other comprehensive (loss) income	(4,803)	(3,526)	826	368
Net accrued benefit cost	$16,254	$2,075	$5,836	$5,998
Comparison of obligations to plan assets:
Projected benefit obligation	$78,323	$26,161	$5,010	$5,630
Accumulated benefit obligation	78,323	26,161	5,010	5,630
Fair value of plan assets	57,266	20,560	—	—
The following table provides the components of net periodic benefit cost and other changes in plan assets recognized in other comprehensive (loss) income of the Company’s pension and postretirement medical and life insurance plans for the years ended December 25, 2016, December 27, 2015, and December 28, 2014:

	Pension			Postretirement
	Year Ended December 25, 2016	Year Ended December 27, 2015	Year Ended December 28, 2014	Year Ended December 25, 2016	Year Ended December 27, 2015	Year Ended December 28, 2014
Components of net periodic benefit cost:
Service cost	$300	$300	$300	$14	$19	$21
Interest cost	3,255	1,149	1,191	213	223	245
Expected return on plan assets	(4,174)	(1,636)	(1,624)	—	—	—
Amortization of unrecognized loss	94	84	—	(97)	—	—
Net periodic benefit cost	$(525)	$(103)	$(133)	$130	$242	$266
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss (gain)	$1,371	$(305)	$4,549	$(555)	$(922)	$378
Amortization of net actuarial (loss) gain	(94)	(84)	—	97	—	—
Total recognized in other comprehensive income (loss)	$1,277	$(389)	$4,549	$(458)	$(922)	$378
The following assumptions were used in connection with the Company’s actuarial valuation of its defined benefit pension and postretirement plans obligation:

	Pension		Postretirement
	December 25, 2016	December 27, 2015	December 25, 2016	December 27, 2015
Weighted average discount rate	4.1%	4.7%	3.9%	4.3%
Rate of increase in future compensation levels	—	—	—	—
Expected return on assets	7.6%	7.75%	—	—
Current year medical trend	—	—	6.9%	7.2%
Ultimate year medical trend	—	—	4.5%	4.5%
Year of ultimate trend	—	—	2025	2026
The following assumptions were used to calculate the net periodic benefit cost for the Company’s defined benefit pension and postretirement plans:

	Pension			Postretirement
	Year Ended December 25, 2016	Year Ended December 27, 2015	Year Ended December 28, 2014	Year Ended December 25, 2016	Year Ended December 27, 2015	Year Ended December 28, 2014
Weighted average discount rate	3.9%	4.2%	5.0%	4.3%	3.8%	4.5%
Rate of increase in future compensation levels	—	—	—	—	—	—
Expected return on assets	7.6%	7.75%	8.0%	—	—	—
Current year medical trend	—	—	—	7.2%	7.3%	7.8%
Ultimate year medical trend	—	—	—	4.5%	4.8%	4.8%
Year of ultimate trend	—	—	—	2026	2025	2025
To determine the expected long-term rate of return on pension plan assets, the Company considers the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets, input from the actuaries and investment consultants, and long-term inflation assumptions. The expected allocation of pension plan assets is based on a diversified portfolio consisting of domestic and international equity securities and fixed income securities. This expected return is then applied to the fair value of plan assets. The Company amortizes experience gains and losses, including the effects of changes in actuarial assumptions and plan provisions over a period equal to the average future service of plan participants or over the average remaining life expectancy of inactive participants.

	Postretirement
	2016	2015
Effect of 1% increase in health care cost trend rates
Accumulated postretirement benefit obligation	$5,366	$6,084
Dollar change	$356	$454
Percent change	7.1%	8.1%
Effect of 1% decrease in health care cost trend rates
Accumulated postretirement benefit obligation	$4,708	$5,249
Dollar change	$(302)	$(381)
Percent change	(6.0)%	(6.8)%
Fair Value of the majority of plan assets is measured on a recurring basis using quoted market prices in active markets for identical assets, Level 1 input. The pension plan’s assets by asset category are as follows:

	Year Ended December 25, 2016		Year Ended December 27, 2015
	Dollar	Percent	Dollar	Percent
Equity mutual funds	$35,319	62%	$14,138	69%
Fixed income mutual funds	14,449	25%	5,215	25%
Cash and cash equivalents	824	1%	789	4%
Other	6,674	12%	418	2%
Total	$57,266	100%	$20,560	100%
The plan fiduciaries of the pension plan set investment policies and strategies for the pension trusts. Objectives include preserving the funded status of the plan and balancing risk against return.
The general target allocation for the George W. Prescott Publishing Company LLC Pension Plan is 70% in equity funds and 30% in fixed income funds for the plan’s investments. To accomplish this goal, each plan’s assets are actively managed by outside investment managers with the objective of optimizing long-term return while maintaining a high standard of portfolio quality and proper diversification. The Company monitors the maturities of fixed income securities so that there is sufficient liquidity to meet current benefit payment obligations. The George W. Prescott Publishing Company LLC Pension Plan had an accumulated benefit obligation of $26,888 and $26,161 and a plan asset fair value of $20,326 and $20,560 at December 25, 2016 and December 27, 2015, respectively.
The general target allocation for the Times Publishing Company Pension Plan is 52% in equity funds, 26% in fixed income securities, 20% in alternative securities and 2% in cash or money market funds. The Times Publishing Company Pension Plan, assumed in 2016, had an accumulated benefit obligation of $51,435 and an asset fair value of $36,940 at December 25, 2016.
The following benefit payments, which reflect expected future services, as appropriate, are expected to be paid as follows:

	Pension	Postretirement
2017	$4,619	$365
2018	4,653	382
2019	4,686	364
2020	4,713	356
2021	4,718	361
2022-2026	23,697	1,618
Employer contribution expected to be paid during the year ending December 31, 2017	$1,834	$365

The postretirement plans are not funded.
The aggregate amount of net actuarial loss related to the Company’s pension and postretirement plans recognized in other comprehensive (loss) income as of December 25, 2016 was $3,977 of which $35 is expected to be amortized in 2017.

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

The Company’s participation in these plans for the year ended December 25, 2016, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employee Identification Number (EIN) and the three-digit plan number. Unless otherwise noted, the two most recent Pension Protection Act (PPA) zone statuses available are for the plans for the years ended 2016 and 2015, respectively. The zone status is based on information that the company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded; plans in the orange zone are both a) less than 80% funded and b) have an accumulated/expected funding deficiency in any of the next six plan years, net of any amortization extensions; plans in the yellow zone meet either one of the criteria mentioned in the orange zone; and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.
The Company makes all required contributions to these plans as determined under the respective CBAs. For each of the plans listed below, the Company’s contribution represented less than 5% of total contributions to the plan.

	EIN Number/	Zone Status		FIP/RP Status Pending/	Contributions (in thousands)			Surcharge	Expiration
Pension Plan Name	Plan Number	2016	2015	Implemented	2016	2015	2014	Imposed	Dates of CBAs
CWA/ITU Negotiated Pension Plan	13-6212879/001	Critical and Declining	Critical	Implemented	$11	$12	$13	No	May 4, 2017
GCIU—Employer Retirement Benefit Plan (1)	91-6024903/001	Critical and Declining	Critical	Implemented	89	99	102	No	Under negotiation
The Newspaper Guild International Pension Plan (1)	52-1082662/001	Critical and Declining	Critical	Implemented	40	38	39	No	July 1, 2018 and November 14, 2018
Total					$140	$149	$154

(1)	This plan has elected to utilize special amortization provisions provided under the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010.
The Company assumed two multi-employer plan withdrawal liabilities in one of the 2016 Acquisitions.  The liability at the acquisition date was estimated to be approximately $1,240, excluding interest.  The penalties are payable over twenty years.  The balance as of December 25, 2016 is approximately $1,194.
(14) Fair Value Measurement
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
The following table provides information for the Company’s major categories of financial assets and liabilities measured or disclosed at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
As of December 25, 2016
Assets
Cash and cash equivalents	$172,246	$—	$—	$172,246
Restricted cash	3,406	—	—	3,406
As of December 27, 2015
Assets
Cash and cash equivalents	$146,638	$—	$—	$146,638
Restricted cash	6,967	—	—	6,967
Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).
For the acquisitions during the years ended December 25, 2016 and December 27, 2015, the Company consolidated the assets and liabilities under the acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded at their fair value. Property, plant and equipment was valued using Level 2 inputs, and intangible assets were valued using Level 3 inputs. Refer to Note 2 “Acquisitions and Dispositions” for discussion of the valuation techniques, significant inputs, assumptions utilized, and the fair value recognized.
During the quarter ended December 27, 2015, certain mastheads were written down to their implied fair value using Level 3 inputs. The valuation techniques and significant inputs and assumptions utilized to measure fair value are discussed in Note 6 “Goodwill and Intangible Assets”.
Refer to Note 9 “Indebtedness” for the discussion on the fair value of the Company’s total long-term debt.
Refer to Note 13 “Pension and Postretirement Benefits” for the discussion on the fair value of the Company’s pension plan assets.
(15) Commitments and Contingencies
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
Restricted cash at December 25, 2016 and December 27, 2015, in the aggregate amount of $3,406 and $6,967, respectively, is used as cash collateral for certain business operations and in 2015 was used to collateralize standby letters of credit in the name of the Company’s insurers in accordance with certain insurance policies.
(16) Related-Party Transactions
As of December 29, 2013, Newcastle (an affiliate of FIG LLC (“Fortress” or "Manager")) beneficially owned approximately 84.6% of our outstanding common stock. On February 13, 2014, Newcastle completed the spin-off of the Company. On February 14, 2014 New Media became a separate, publicly traded company trading on the NYSE under the ticker symbol “NEWM”. As a result of the spin-off and listing, the fees included in the Management Agreement with the Manager became effective. As of December 25, 2016, Fortress and its affiliates owned approximately 1.3% of the Company’s outstanding stock and approximately 39.5% of the Company’s outstanding warrants. The Company’s Manager (or its affiliates) hold 2,307,562 stock options of the Company’s stock as of December 25, 2016. During the years ended December 25, 2016, December 27, 2015 and December 28, 2014, Fortress and its affiliates were paid $913, $879 and $368 in dividends, respectively.
In addition, the Company’s Chairman, Wesley Edens, is also the Co-Chairman of the board of directors of FIG LLC. The Company does not pay Mr. Edens a salary or any other form of compensation.
Our Chief Operating Officer owns an interest in a company from which we recognized revenue of $636, $508 and $404 during the years ended December 25, 2016, December 27, 2015 and December 28, 2014, respectively, for commercial printing services and managed information technology services which is included in commercial printing and other on the consolidated statement of operations and comprehensive income (loss).
Our Chief Executive Officer and Chief Financial Officer are employees of Fortress and their salaries are paid by Fortress.
Management Agreement
On November 26, 2013, we entered into a Management Agreement with our Manager. Our Management Agreement requires our Manager to manage our business affairs subject to the supervision of our Board of Directors. On March 6, 2015, the Company’s independent directors on the Board approved an amendment to the Management Agreement.
The Management Agreement had an initial three-year term and will be automatically renewed for one-year terms thereafter unless terminated either by us or the Manager. From the commencement date of "regular way" trading of the Company's Common Stock on a major U.S. national securities exchange (the "Listing"), the Manager is (a) entitled to receive from us a management fee, (b) eligible to receive incentive compensation that is based on our performance and (c) eligible to receive options to purchase New Media Common Stock upon the successful completion of an offering of shares of our Common Stock or any shares of preferred stock with an exercise price equal to the price per share paid by the public or other ultimate purchaser in the offering, see Note 11 “Equity”. In addition, we are obligated to reimburse certain expenses incurred by the Manager. The Manager is also entitled to receive a termination fee from us under certain circumstances.
The Company recognized $9,756, $9,438, and $5,618 for management fees and $9,621, $30,306, and $112 for incentive compensation within selling, general and administrative expense, and $7,169, $9,903, and $4,358 in management fees and $25,262, $8,862, and $0 for incentive compensation paid to Fortress during the years ended December 25, 2016, December 27, 2015, and December 28, 2014, respectively. In addition, the Company recognized expense reimbursed amounts of approximately $1,763, $1,041, and $0 for the years ended December 25, 2016, December 27, 2015, and December 28, 2014, respectively. The company had an outstanding liability for all management agreement related fees of $10,080 and $23,393 as December 25, 2016 and December 27, 2015, respectively.
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
The GateHouse Management Agreement was terminated effective June 4, 2014.
Local Media Management and Advisory Agreement
On August 27, 2013, GateHouse entered into a management and advisory agreement (the "Local Media Management Agreement") with Local Media Parent, which was substantially assigned to Local Media, to manage the operations of Local Media. Local Media Parent was a subsidiary of Newcastle (an affiliate of Fortress) prior to November 26, 2013.
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
Registration Rights Agreement with Omega
The Company entered into a registration rights agreement (the “Omega Registration Rights Agreement”) with Omega Advisors, Inc. and its affiliates (collectively, “Omega”). Under the terms of the Omega Registration Rights Agreement, upon request by Omega, the Company is required to use commercially reasonable efforts to file a resale shelf registration statement providing for the registration and sale on a continuous or delayed basis by Omega of its New Media Common Stock acquired pursuant to the Plan (the “Registrable Securities”) (the “Shelf Registration”), subject to customary exceptions and limitations. Omega is entitled to initiate up to three offerings or sales with respect to some or all of the Registrable Securities pursuant to the Shelf Registration.
Omega may only exercise its right to request Shelf Registrations if the Registrable Securities to be sold pursuant to such Shelf Registration are at least 3% of the then-outstanding New Media Common Stock.
(17) Quarterly Results (unaudited)

	Quarter Ended March 27	Quarter Ended June 26	Quarter Ended September 25	Quarter Ended December 25
Year Ended December 25, 2016
Revenues	$300,104	$314,830	$306,838	$333,584
Operating income	7,030	16,745	10,628	26,968
(Loss) income before income taxes	(160)	9,312	3,299	16,871
Net income	4,967	9,383	2,795	14,496
Basic income per share	$0.11	$0.21	$0.06	$0.31
Diluted income per share	$0.11	$0.21	$0.06	$0.31

	Quarter Ended March 29	Quarter Ended June 28	Quarter Ended September 27	Quarter Ended December 27
Year Ended December 27, 2015
Revenues	$250,617	$299,493	$312,056	$333,649
Gain on sale of assets	—	—	—	(57,072)
Mastheads impairment	—	—	—	4,800
Operating income	2,601	19,498	14,648	66,678
(Loss) income before income taxes	(6,392)	11,894	6,819	58,697
Net (loss) income	(6,066)	11,195	6,109	56,376
Basic (loss) income per share	$(0.14)	$0.25	$0.14	$1.27
Diluted (loss) income per share	$(0.14)	$0.25	$0.14	$1.26
(18) Subsequent Events
Acquisitions
On January 31, 2017, the Company completed the acquisition of substantially all of the assets of the Wooster Republican Printing Company ("WRPC") for $21,200 in cash, plus working capital. We funded the acquisition with cash on hand. The publishing division of WRPC is comprised of five daily and eighteen weekly publications across northeastern Ohio with an average daily circulation of over 69.
Dispositions
On January 31, 2017, the Company announced the sale of the Medford, Oregon Mail Tribune and related assets for an aggregate sale price of $15,000, plus working capital. This sale is expected to close in the first quarter of 2017.
Debt
On December 30, 2016, the Company paid the outstanding balance under the Advantage Florida Debt in the amount of $10,000 with cash on hand.
Dividends
On February 21, 2017, the Company announced a fourth quarter 2016 cash dividend of $0.35 per share of New Media Common Stock. The dividend will be paid on March 16, 2017, to shareholders of record as of the close of business on March 8, 2017.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 25, 2016, our disclosure controls and procedures were effective.
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
The Company is currently engaged in refining the internal controls and processes relating to the 2016 Acquisitions with the Company’s internal controls and processes. The operating results of the 2016 Acquisitions since the acquisition dates are included in the Company’s consolidated financial statements as of and for the year ended December 25, 2016 and constituted approximately $184.9 million of combined total assets as of December 25, 2016, and approximately $113.2 million of combined total revenue for the year then ended. Internal control over financial reporting of the 2016 Acquisitions has been excluded from the Company’s annual assessment of the effectiveness of the Company’s internal control over financial reporting in accordance with the general guidance issued by the Securities and Exchange Commission (the "SEC") that an assessment of a recent business combination may be omitted from management’s report on internal control over financial reporting in the year of acquisition.
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
Based on an assessment of such criteria, management concluded that, as of December 25, 2016, we maintained effective internal control over financial reporting based on the COSO criteria.
The effectiveness of our internal control over financial reporting as of December 25, 2016, has been audited by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young LLP’s attestation report is included below.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
New Media Investment Group Inc.
We have audited New Media Investment Group Inc. and subsidiaries’ internal control over financial reporting as of December 25, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). New Media Investment Group Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the 2016 Acquisitions, which are included in the 2016 consolidated financial statements of New Media Investment Group Inc. and subsidiaries and constituted $184.9 million of combined total assets as of December 25, 2016 and $113.2 million of combined total revenue for the year then ended. Our audit of internal control over financial reporting of New Media Investment Group Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of the 2016 Acquisitions.
In our opinion, New Media Investment Group Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 25, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of New Media Investment Group Inc. and subsidiaries as of December 25, 2016 and December 27, 2015 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the three fiscal years in the period ended December 25, 2016 of New Media Investment Group Inc. and subsidiaries and our report dated February 21, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New York, New York
February 21, 2017
Item 9B. Other Information
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Except as set forth below, the information required by this Item 10 is incorporated into this report by reference to our proxy statement to be issued in connection with our 2017 Annual Meeting of Stockholders under the headings “Election of Directors,” “Executive Officers,” “Corporate Governance Principles and Board Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which proxy statement will be filed within 120 days after the year ended December 25, 2016.
Item 11. Executive Compensation
The information required by this Item 11 is incorporated into this report by reference to our proxy statement to be issued in connection with our 2017 Annual Meeting of Stockholders, under the headings “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Compensation of Executive Officers,” which proxy statement will be filed within 120 days after the year ended December 25, 2016.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Except as set forth below, the information required by this Item 12 is incorporated into this report by reference to our proxy statement to be issued in connection with our 2017 Annual Meeting of Stockholders, under the heading “Common Stock Ownership of Certain Beneficial Owners and Management,” which proxy statement will be filed within 120 days after the year ended December 25, 2016.
Securities Authorized for Issuance Under Equity Compensation Plans as of December 25, 2016
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	14,809,915
Equity compensation plans not approved by security holders	—	—	—
Totals	—		14,809,915
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated into this report by reference to our proxy statement to be issued in connection with our 2017 Annual Meeting of Stockholders, under the headings “Related Persons Transactions” and “Corporate Governance Principles and Board Matters,” which proxy statement will be filed within 120 days after the year ended December 25, 2016.
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 is incorporated into this report by reference to our proxy statement to be issued in connection with our 2017 Annual Meeting of Stockholders, under the heading “Matters Relating to the Independent Registered Public Accounting Firm,” which proxy statement will be filed within 120 days after the year ended December 25, 2016.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report:
(1) Financial Statements
The financial statements required by this Item 15 are set forth in Part II, Item 8 of this report.
(2) Financial Statement Schedules
Schedule II—Valuation and Qualifying Accounts.
New Media Investment Group Inc.
Valuation and Qualifying Accounts
(In Thousands)

Description	Balance at Beginning of Period	Charges to (Benefits from) Earnings		Charges to Other Accounts		Deductions		Balance at End of Period
Allowance for doubtful accounts
Year ended December 25, 2016	$4,479	$4,399		$—		$(3,400)		$5,478
Year ended December 27, 2015	$3,462	$1,906		$—		$(889)	(1)	$4,479
Year ended December 28, 2014	$349	$3,232		$—		$(119)	(1)	$3,462
Deferred tax valuation allowance
Year ended December 25, 2016	$112,764	$(15,126)		$321	(3)	$—		$97,959
Year ended December 27, 2015	$139,936	$(26,660)		$(512)	(3)	$—		$112,764
Year ended December 28, 2014	$164,770	$(26,762)	(2)	$1,928	(3)	$—		$139,936

(1)	Amounts are primarily related to the write off of fully reserved accounts receivable.

(2)	Amount is primarily attributable to finalization of tax attribute reduction adjustments from the cancellation of indebtedness.

(3)	Amount relates to a valuation allowance for a pension actuarial loss recorded in accumulated other comprehensive income (loss).
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

2.12
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

Item 16. Form 10-K Summary
Not provided.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW MEDIA INVESTMENT GROUP INC.

By:	/s/ MICHAEL E. REED
Michael E. Reed Chief Executive Officer
February 21, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WESLEY R. EDENS	Chairman of the Board	February 21, 2017
Wesley R. Edens

/s/ MICHAEL E. REED	Chief Executive Officer and Director	February 21, 2017
Michael E. Reed	(Principal Executive Officer)

/s/ GREGORY W. FREIBERG	Chief Financial Officer and Chief Accounting Officer	February 21, 2017
Gregory W. Freiberg	(Principal Financial and Accounting Officer)

/s/ KEVIN M. SHEEHAN	Director	February 21, 2017
Kevin M. Sheehan

/s/ THEODORE P. JANULIS	Director	February 21, 2017
Theodore P. Janulis

/s/ LAURENCE TARICA	Director	February 21, 2017
Laurence Tarica