Form 10-Q
period 2017-03-26
New Media Investment Group Inc.
filed 2017-04-27
CIK 1579684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number:001-36097
 ________________________________________________________________
New Media Investment Group Inc.
(Exact name of registrant as specified in its charter)
 ________________________________________________________________

Delaware	38-3910250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1345 Avenue of the Americas 45th floor, New York, NY	10105
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 25, 2017, 53,613,968 shares of the registrant’s common stock were outstanding.

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
Forward-looking statements are based on management’s current expectations and beliefs and are subject to a number of known and unknown risks, uncertainties and other factors that could lead to actual results materially different from those described in the forward-looking statements. We can give no assurance that our expectations will be attained. Our actual results, liquidity and financial condition may differ from the anticipated results, liquidity and financial condition indicated in these forward-looking statements. These forward looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause our actual results to differ, possibly materially from expectations or estimates reflected in such forward-looking statements, including, among others:

•	general economic and market conditions;

•	economic conditions in the Northeast, Southeast and Midwest regions of the United States;

•	declining advertising and circulation revenues;

•	our ability to grow our digital marketing and business services and digital audience and advertiser base;

•	the growing shift within the publishing industry from traditional print media to digital forms of publication;

•	our ability to acquire local media print assets at attractive valuations;

•	the risk that we may not realize the anticipated benefits of our recent or potential future acquisitions;

•	the availability and cost of capital for future investments;

•	our indebtedness may restrict our operations and / or require us to dedicate a portion of cash flow from operations to the payment of principal and interest;

•	our ability to pay dividends consistent with prior practice or at all;

•	our ability to realize the benefits of the Management Agreement (as defined below);

•	the impact of any material transactions with the Manager (as defined below) or one of its affiliates, including the impact of any actual, potential or perceived conflicts of interest;

•	effects of the pending merger of Fortress Investment Group LLC with affiliates of SoftBank Group Corp.;

•	the competitive environment in which we operate; and

•	our ability to recruit and retain key personnel.
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

Item 1.	Financial Statements
NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 26, 2017	December 25, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$135,886	$172,246
Restricted cash	3,406	3,406
Accounts receivable, net of allowance for doubtful accounts of $6,016 and $5,478 at March 26, 2017 and December 25, 2016, respectively	126,811	138,115
Inventory	17,786	18,167
Prepaid expenses	22,795	18,720
Other current assets	19,705	19,694
Total current assets	326,389	370,348
Property, plant, and equipment, net of accumulated depreciation of $140,034 and $130,839 at March 26, 2017 and December 25, 2016, respectively	382,235	381,319
Goodwill	229,389	227,954
Intangible assets, net of accumulated amortization of $49,235 and $43,632 at March 26, 2017 and December 25, 2016, respectively	348,227	351,477
Other assets	5,671	4,932
Total assets	$1,291,911	$1,336,030
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,387	$14,387
Accounts payable	23,005	19,105
Accrued expenses	70,640	84,389
Deferred revenue	81,597	77,987
Total current liabilities	179,629	195,868
Long-term liabilities:
Long-term debt	338,679	338,860
Long-term liabilities, less current portion	12,666	12,597
Deferred income taxes	2,721	7,786
Pension and other postretirement benefit obligations	25,507	25,946
Total liabilities	559,202	581,057
Stockholders’ equity:
Common stock, $0.01 par value, 2,000,000,000 shares authorized at March 26, 2017 and December 25, 2016; 53,725,261 and 53,543,226 issued at March 26, 2017 and December 25, 2016, respectively	531	531
Additional paid-in capital	735,255	742,543
Accumulated other comprehensive loss	(3,949)	(3,977)
Retained earnings	1,896	16,293
Treasury stock, at cost, 111,293 and 46,438 shares at March 26, 2017 and December 25, 2016, respectively	(1,024)	(417)
Total stockholders’ equity	732,709	754,973
Total liabilities and stockholders’ equity	$1,291,911	$1,336,030
See accompanying notes to unaudited condensed consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(In thousands, except per share data)

	Three months ended March 26, 2017	Three months ended March 27, 2016
Revenues:
Advertising	$155,564	$163,637
Circulation	110,806	103,877
Commercial printing and other	41,154	32,590
Total revenues	307,524	300,104
Operating costs and expenses:
Operating costs	177,627	174,453
Selling, general, and administrative	106,195	100,084
Depreciation and amortization	17,604	16,091
Integration and reorganization costs	2,370	926
Impairment of long-lived assets	6,485	—
Loss on sale or disposal of assets	88	1,520
Operating (loss) income	(2,845)	7,030
Interest expense	7,218	7,354
Other income	(47)	(164)
Loss before income taxes	(10,016)	(160)
Income tax benefit	(6,331)	(5,127)
Net (loss) income	$(3,685)	$4,967
(Loss) income per share:
Basic:
Net (loss) income	$(0.07)	$0.11
Diluted:
Net (loss) income	$(0.07)	$0.11
Dividends declared per share	$0.35	$0.33
Comprehensive (loss) income	$(3,657)	$4,991
See accompanying notes to unaudited condensed consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Stockholders’ Equity
(In thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury stock		Total
	Shares	Amount				Shares	Amount
Balance at December 25, 2016	53,543,226	$531	$742,543	$(3,977)	$16,293	46,438	$(417)	$754,973
Net loss	—	—	—	—	(3,685)	—	—	(3,685)
Net actuarial loss and prior service cost, net of income taxes of $0	—	—	—	28	—	—	—	28
Restricted share grants	182,035	—	—	—	—	—	—	—
Non-cash compensation expense	—	—	831	—	—	—	—	831
Offering costs	—	—	(111)	—	—	—	—	(111)
Purchase of treasury stock	—	—	—	—	—	64,855	(607)	(607)
Common stock cash dividend	—	—	(8,008)	—	(10,712)	—	—	(18,720)
Balance at March 26, 2017	53,725,261	$531	$735,255	$(3,949)	$1,896	111,293	$(1,024)	$732,709
See accompanying notes to unaudited condensed consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three months ended March 26, 2017	Three months ended March 27, 2016
Cash flows from operating activities:
Net (loss) income	$(3,685)	$4,967
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	17,604	16,091
Non-cash compensation expense	831	619
Non-cash interest expense	696	696
Deferred income taxes	(5,065)	(5,124)
Loss on sale or disposal of assets	88	1,520
Impairment of long-lived assets	6,485	—
Pension and other postretirement benefit obligations	(422)	(60)
Changes in assets and liabilities:
Accounts receivable, net	13,688	25,468
Inventory	592	(1,621)
Prepaid expenses	(3,932)	(4,623)
Other assets	(480)	(1,190)
Accounts payable	3,511	1,115
Accrued expenses	(13,295)	(30,542)
Deferred revenue	1,563	2,239
Other long-term liabilities	69	273
Net cash provided by operating activities	18,248	9,828
Cash flows from investing activities:
Purchases of property, plant, and equipment	(2,400)	(2,588)
Proceeds from sale of publications and other assets	292	243
Acquisitions, net of cash acquired	(21,709)	(58,727)
Net cash used in investing activities	(23,817)	(61,072)
Cash flows from financing activities:
Repayments under term loans	(10,877)	(877)
Payment of offering costs	(431)	—
Purchase of treasury stock	(607)	(353)
Payment of dividends	(18,876)	(14,774)
Net cash used in financing activities	(30,791)	(16,004)
Net decrease in cash and cash equivalents	(36,360)	(67,248)
Cash and cash equivalents at beginning of period	172,246	146,638
Cash and cash equivalents at end of period	$135,886	$79,390
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
Management believes that the accompanying condensed consolidated financial statements contain all adjustments (which include normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial condition, results of operations and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 25, 2016, included in the Company’s Annual Report on Form 10-K.
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
Long-Lived Asset Impairment
As part of the ongoing cost reduction programs, the Company is consolidating print facilities, and during the three months ended March 26, 2017, the Company ceased printing operations at four facilities.  And, it is expected to shut down printing at twelve other facilities during the second and third quarters of 2017.  As a result, the Company recognized an impairment charge of $6,485 and will accelerate depreciation of approximately $3,200 related to machinery and equipment in the second and third quarters of 2017.
Reclassifications
Certain amounts in the prior period's condensed consolidated financial statements have been reclassified to conform to the current year presentation.
Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). ASU No. 2014-09 will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers - Principal versus Agent Considerations” (Topic 606), which clarifies the implementation guidance on principal versus agent considerations. During 2016, the Company established a project team to identify potential differences that would result from the application of this standard.  The team is in the process of reviewing customer contracts, identifying contractual provisions that may result in a change in the timing or the amount of revenue recognized and assessing the enhanced disclosure requirements of the new guidance.  The Company will adopt the requirements of the new standard on January 1, 2018 and anticipates using the modified retrospective transition method.
In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory” (Topic 330), which simplifies the measurement of inventory by requiring certain inventory to be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” The standard was effective for the Company as of December 26, 2016. The amendments in ASU No. 2015-11 did not have a material impact on the financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation” (Topic 718), which addresses several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted this accounting standard as of December 26, 2016, and it did not have a material impact on the Company’s consolidated financial statements. The applicable amendments are being applied prospectively, and, as a result, there were no changes to prior periods related to this standard.

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

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations - Clarifying the Definition of a Business” (Topic 805), which clarifies the definition of a business for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new standard is effective for annual periods beginning after December 15, 2017 with early adoption permitted for transactions that occurred before the issuance date or effective date of the standard if the transactions were not reported in financial statements that have been issued or made available for issuance. The standard must be applied prospectively. The Company is currently evaluating the impact this accounting standard will have on the Company’s consolidated financial statements.

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

In March 2017, the FASB issued ASU No. 2017-07 “Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (Topic 715), which provides guidance that requires an employer to report the service cost component separate from the other components of net benefit pension costs. The employer is required to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside the subtotal of income from operations, if one is presented. If a separate line item is not used, the line item used in the income statement must be disclosed. The new standard is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted. Other than the revised statement of operations presentation, the adoption of ASU 2017-07 is not expected to have a material impact on the Company’s consolidated financial statements.

All other issued and not yet effective accounting standards are not relevant to the Company.
(2) Acquisitions
2017 Acquisitions
The Company acquired substantially all the assets, properties and business of certain publications and businesses on January 31, 2017 and February 10, 2017 (“2017 Acquisitions”), which included five daily newspapers, fifteen weekly publications, eleven shoppers, and an event production business for an aggregate purchase price of $21,429, including estimated working capital. The acquisitions were financed from cash on hand. The rationale for the acquisitions was primarily due to the attractive nature, as applicable, of the newspaper assets and event production business, and cash flows combined with cost saving and revenue-generating opportunities available.
The Company accounted for the 2017 Acquisitions under the acquisition method of accounting. The net assets, including goodwill, have been recorded in the consolidated balance sheet at their fair values in accordance with Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations” (“ASC 805”). The fair value determination of the assets acquired and liabilities assumed are preliminary based upon all information available to us at the present time and are subject to working capital and other adjustments. The value assigned to property, plant and equipment, intangible assets, liabilities and goodwill is preliminary and subject to the completion of valuations to determine the fair market value of the tangible and intangible assets. The final calculation of working capital and other adjustments and determination of fair values for tangible and intangible assets may result in different allocations among the various asset classes from those set forth below and any such differences could be material.
The following table summarizes the preliminary fair values of the assets and liabilities:

Current assets	$2,835
Property, plant and equipment	17,418
Noncompete agreements	230
Advertiser relationships	790
Subscriber relationships	320
Customer relationships	202
Mastheads	810
Goodwill	1,573
Total assets	24,178
Current liabilities	2,749
Total liabilities	2,749
Net assets	$21,429
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
The Company recorded approximately $153 of selling, general and administrative expense for acquisition-related costs for the 2017 Acquisitions during the three months ended March 26, 2017.
For tax purposes, the amount of goodwill that is expected to be deductible is $1,573.
2016 Acquisitions
The Company acquired substantially all the assets, properties and business of certain publications and businesses on December 31, 2015, January 12, 2016, March 18, 2016, April 22, 2016, April 29, 2016, June 29, 2016, August 1, 2016, September 30, 2016, and November 30, 2016 (“2016 Acquisitions”), which included 68 business publications, seven daily newspapers, seven weekly publications, eleven shoppers, and digital platforms for an aggregate purchase price of $135,907, including estimated working capital. The acquisitions were financed from cash on hand. The rationale for the acquisitions was primarily due to the attractive nature, as applicable, of the newspaper assets and digital platforms, and cash flows combined with cost saving and revenue-generating opportunities available.
The Company accounted for the 2016 Acquisitions under the acquisition method of accounting. The net assets, including goodwill, have been recorded in the consolidated balance sheet at their fair values in accordance with ASC 805. The fair value determination of the assets acquired and liabilities assumed are subject to working capital and other adjustments. The final calculation of working capital and other adjustments may result in different allocations among the various asset classes from those set forth below and any such differences could be material.
The following table summarizes the preliminary fair values of the assets and liabilities:

Current assets	$20,792
Other assets	4,195
Property, plant and equipment	36,105
Noncompete agreements	886
Advertiser relationships	32,312
Subscriber relationships	13,696
Customer relationships	5,113
Software	5,783
Trade names	2,448
Mastheads	9,217
Goodwill	56,776
Total assets	187,323
Current liabilities	26,532
Pension obligations	16,299
Other long-term liabilities	8,585
Total liabilities	51,416
Net assets	$135,907
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

The Company recorded approximately $2,045 of selling, general and administrative expense for acquisition-related costs for the 2016 Acquisitions.
In a 2016 stock acquisition, the Company acquired goodwill with a tax cost basis of $50,325 and a net tax basis of $10,746. As a result, for tax purposes, the amount of goodwill that is expected to be deductible for the 2016 Acquisitions is $43,130.
(3) Share-Based Compensation
The Company recognized compensation cost for share-based payments of $831 and $619 during the three months ended March 26, 2017 and March 27, 2016, respectively. The total compensation cost not yet recognized related to non-vested awards as of March 26, 2017 was $5,574, which is expected to be recognized over a weighted average period of 2.16 years through May 2019.
On February 3, 2014, the Board of Directors of New Media (the “Board” or “Board of Directors”) adopted the New Media Investment Group Inc. Nonqualified Stock Option and Incentive Award Plan (the “Incentive Plan”) that authorized up to 15,000,000 shares that can be granted under the Incentive Plan. On the same date, the Board adopted a form of the New Media Investment Group Inc. Non-Officer Director Restricted Stock Grant Agreement (the “Form Grant Agreement”) to govern the terms of awards of restricted stock (“New Media Restricted Stock”) granted under the Incentive Plan to directors who are not officers or employees of New Media (the “Non-Officer Directors”). On February 24, 2015, the Board adopted a form of the New Media Investment Group Inc. Employee Restricted Stock Grant Agreement (the “Form Employee Grant Agreement”) to govern the terms of awards of New Media Restricted Stock granted under the Incentive Plan to employees of New Media and its subsidiaries (the “Employees”). Both the Form Grant Agreement and the Form Employee Grant Agreement provide for the grant of New Media Restricted Stock that vests in equal annual installments on each of the first, second and third anniversaries of the grant date, subject to continued service, and immediate vesting in full upon death or disability. If service terminates for any other reason, all unvested shares of New Media Restricted Stock will be forfeited. During the period prior to the lapse and removal of the vesting restrictions, a grantee of a restricted stock grant (“RSG”) will have all the rights of a stockholder, including without limitation, the right to vote and the right to receive all dividends or other distributions. Any dividends or other distributions that are declared with respect to the shares of New Media Restricted Stock will be paid at the time such shares vest. The value of the RSGs on the date of issuance is recognized as selling, general and administrative expense over the vesting period with an increase to additional paid-in-capital.
During the three months ended March 26, 2017, grants of restricted shares totaling 182,035 shares were made to the Company’s Employees, and 24,976 shares were forfeited.
As of March 26, 2017 and March 27, 2016, there were 375,786 and 348,573 RSGs, respectively, issued and outstanding with a weighted average grant date fair value of $16.86 and $18.30, respectively. As of March 26, 2017, the aggregate intrinsic value of unvested RSGs was $5,381.
RSG activity during the three months ended March 26, 2017 was as follows:

	Number of RSGs	Weighted-Average Grant Date Fair Value
Unvested at December 25, 2016	335,593	$18.18
Granted	182,035	15.89
Vested	(116,866)	19.13
Forfeited	(24,976)	16.89
Unvested at March 26, 2017	375,786	$16.86
FASB ASC Topic 718, “Compensation – Stock Compensation”, requires the recognition of share-based compensation for the number of awards that are ultimately expected to vest. The Company’s estimated forfeitures are based on the Company’s historical forfeiture rates. Estimated forfeitures are reassessed periodically, and the estimate may change based on new facts and circumstances.
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
A rollforward of the accrued restructuring costs, included in accrued expenses on the balance sheet, for the three months ended March 26, 2017 is outlined below.

	Severance and Related Costs	Other Costs (1)	Total
Balance at December 25, 2016	$1,178	$356	$1,534
Restructuring provision included in Integration and Reorganization	2,225	145	2,370
Cash payments	(1,750)	(364)	(2,114)
Balance at March 26, 2017	$1,653	$137	$1,790

(1)	Other costs primarily included costs to consolidate operations.
The restructuring reserve balance is expected to be paid out over the next twelve months.
The following table summarizes the costs incurred and cash paid in connection with these restructuring programs for the three months ended March 26, 2017 and March 27, 2016.

	Three months ended March 26, 2017	Three months ended March 27, 2016
Severance and related costs	$2,225	$868
Severance and other costs assumed from acquisition	—	95
Other costs	145	58
Cash payments	(2,114)	(2,305)

(5) Goodwill and Intangible Assets
Goodwill and intangible assets consisted of the following:

	March 26, 2017
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Advertiser relationships	175,708	27,561	148,147
Customer relationships	25,140	3,585	21,555
Subscriber relationships	91,264	15,494	75,770
Other intangible assets	9,820	2,595	7,225
Total	$301,932	$49,235	$252,697
Nonamortized intangible assets:
Goodwill	$229,389
Mastheads	95,530
Total	$324,919

	December 25, 2016
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Advertiser relationships	$174,918	$24,618	$150,300
Customer relationships	24,938	3,153	21,785
Subscriber relationships	90,944	13,911	77,033
Other intangible assets	9,589	1,950	7,639
Total	$300,389	$43,632	$256,757
Nonamortized intangible assets:
Goodwill	$227,954
Mastheads	94,720
Total	$322,674
As of March 26, 2017, the weighted average amortization periods for amortizable intangible assets are 15.2 years for advertiser relationships, 15.2 years for customer relationships, 14.5 years for subscriber relationships and 5.0 years for other intangible assets. The weighted average amortization period in total for all amortizable intangible assets is 14.6 years.
Amortization expense for the three months ended March 26, 2017 and March 27, 2016 was $5,602 and $4,399, respectively. Estimated future amortization expense as of March 26, 2017, is as follows:

For the following fiscal years:
2017	$16,914
2018	22,539
2019	20,881
2020	20,176
2021	20,176
Thereafter	152,011
Total	$252,697

The changes in the carrying amount of goodwill for the period from December 25, 2016 to March 26, 2017 are as follows:

Balance at December 25, 2016	$227,954
Goodwill acquired in business combinations	1,435
Balance at March 26, 2017	$229,389
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
As of March 26, 2017, a review of impairment indicators was performed by the Company noting that its financial results and forecast had not changed materially since the prior impairment test, and it was determined that no indicators of impairment were present.
The newspaper industry and the Company have experienced declining same store revenue and profitability over the past several years. Should general economic, market or business conditions decline, and have a negative impact on estimates of future cash flow and market transaction multiples, the Company may be required to record impairment charges in the future.
(6) Indebtedness
New Media Credit Agreement
On June 4, 2014, New Media Holdings II LLC (the “New Media Borrower”), a wholly owned subsidiary of New Media, entered into a credit agreement (the “New Media Credit Agreement”) among the New Media Borrower, New Media Holdings I LLC (“Holdings I”), the lenders party thereto, RBS Citizens, N.A. and Credit Suisse Securities (USA) LLC as joint lead arrangers and joint bookrunners, Credit Suisse AG, Cayman Islands Branch as syndication agent and Citizens Bank of Pennsylvania as administration agent which provides for (i) a $200,000 senior secured term facility (the “Term Loan Facility” and any loan thereunder, including as part of the Incremental Facility, “Term Loans”) and (ii) a $25,000 senior secured revolving credit facility, with a $5,000 sub-facility for letters of credit and a $5,000 sub-facility for swing loans, (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Senior Secured Credit Facilities”). In addition, the New Media Borrower may request one or more new commitments for term loans or revolving loans from time to time up to an aggregate total of $75,000 (the “Incremental Facility”) subject to certain conditions. On June 4, 2014, the New Media Borrower borrowed $200,000 under the Term Loan Facility (the “Initial Term Loans”). As of March 26, 2017, $0 was drawn under the Revolving Credit Facility. The Term Loans mature on June 4, 2020 and the maturity date for the Revolving Credit Facility is June 4, 2019. The New Media Credit Agreement was amended:
•on September 3, 2014, to provide for additional term loans under the Incremental Facility in an aggregate principal amount of $25,000 (the “2014 Incremental Term Loan”);
•on November 20, 2014, to increase the amount of the Incremental Facility that may be requested after the date of the amendment from $75,000 to $225,000;
•on January 9, 2015, to provide for $102,000 in additional term loans (the “2015 Incremental Term Loan”) and $50,000 in additional revolving commitments (the “2015 Incremental Revolver”) under the Incremental Facility and to make certain amendments to the Revolving Credit Facility in connection with the purchase of the assets of Halifax Media;
•on February 13, 2015, to provide for the replacement of the existing term loans under the Term Loan Facility (including the 2014 Incremental Term Loan and the 2015 Incremental Term Loan) with a new class of replacement term loans;

•on March 6, 2015, to provide for $15,000 in additional revolving commitments under the Incremental Facility; and
•on May 29, 2015, to provide for $25,000 in additional term loans under the Incremental Facility.
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
As of March 26, 2017 the New Media Credit Agreement had a weighted average interest rate of 7.25%.
The Senior Secured Credit Facilities are unconditionally guaranteed by Holdings I and certain subsidiaries of the New Media Borrower (collectively, the “Guarantors”) and are required to be guaranteed by all future material wholly-owned domestic subsidiaries, subject to certain exceptions. All obligations under the New Media Credit Agreement are secured, subject to certain exceptions, by substantially all of the New Media Borrower’s assets and the assets of the Guarantors.
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
As of March 26, 2017, the Company is in compliance with all of the covenants and obligations under the New Media Credit Agreement.
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
The Halifax Florida Credit Agreement was in the principal amount of $10,000, bore interest at the rate of 5.25% per annum, payable quarterly in arrears, and matured on December 31, 2016. On December 30, 2016, the Company paid the outstanding balance under the Advantage Florida Debt in the amount of $10,000 with cash on hand. The Halifax Alabama Credit Agreement is in the principal amount of $8,000 and bears interest at the rate of LIBOR plus 6.25% per annum (with a minimum of 1% LIBOR) payable quarterly in arrears, maturing on March 31, 2019. The Advantage Debt is secured by a perfected second priority security interest in all the assets of the Advantage Borrowers and certain other subsidiaries of the Company, subject to the limitation that the maximum amount of secured obligations is $15,000. The Advantage Credit Facilities are unconditionally guaranteed by Holdings I and certain subsidiaries of the New Media Borrowers and are required to be guaranteed by all future material wholly-owned domestic subsidiaries, subject to certain exceptions. The Advantage Debt is subordinated to the New Media Credit Agreement pursuant to an intercreditor agreement.
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
As of March 26, 2017, the Company is in compliance with all of the covenants and obligations under the Advantage Credit Agreements.
Fair Value
The fair value of long-term debt under the Senior Secured Credit Facilities and the Advantage Credit Agreements was estimated at $351,916 as of March 26, 2017, based on discounted future contractual cash flows and a market interest rate adjusted for necessary risks, including the Company’s own credit risk as there are no rates currently observable in publicly traded debt markets of risk with similar terms and average maturities. Accordingly, the Company’s long-term debt under the Senior Secured Credit Facilities is classified within Level 3 of the fair value hierarchy.
Payment Schedule
As of March 26, 2017, scheduled principal payments of outstanding debt are as follows:

2017	3,509
2018	2,632
2019	11,509
2020	334,266
$351,916
Less:
Short-term debt	4,387
Remaining original issue discount	6,728
Deferred financing costs	2,122
Long-term debt	$338,679

For further information, see Note 9 to the Consolidated Financial Statements, “Indebtedness,” in the Annual Report on Form 10-K for the fiscal year ended December 25, 2016.
(7) Related Party Transactions
As of December 29, 2013, Newcastle (an affiliate of FIG LLC (the “Manager”) beneficially owned approximately 84.6% of the Company’s outstanding common stock. On February 13, 2014, Newcastle completed the spin-off of the Company. On February 14, 2014, New Media became a separate, publicly traded company trading on the NYSE under the ticker symbol “NEWM”. As a result of the spin-off and listing, the fees included in the Management Agreement with the Company’s Manager became effective. As of March 26, 2017, Fortress and its affiliates owned approximately 1.3% of the Company’s outstanding stock and approximately 39.5% of the Company’s outstanding warrants. The Company’s Manager (or its affiliates) hold 2,307,562 stock options of the Company’s stock as of March 26, 2017. During the three months ended March 26, 2017 and March 27, 2016, Fortress and its affiliates were paid $239 and $225 in dividends, respectively.
In addition, the Company’s Chairman, Wesley Edens, is also the Co-Chairman of the board of directors of Fortress. The Company does not pay Mr. Edens a salary or any other form of compensation.

The Company’s Chief Operating Officer owns an interest in a company, from which the Company recognized revenue of $140 and $120 during the three months ended March 26, 2017 and March 27, 2016, respectively, which is included in commercial printing and other on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.
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
The Management Agreement had an initial three-year term and will be automatically renewed for one-year terms thereafter unless terminated either by the Company or the Manager. From the commencement date of "regular way" trading of the Company’s Common Stock on a major U.S. national securities exchange (the “Listing”), the Manager is (a) entitled to receive from the Company a management fee, (b) eligible to receive incentive compensation that is based on the Company’s performance and (c) eligible to receive options to purchase New Media Common Stock upon the successful completion of an offering of shares of the Company’s Common Stock or any shares of preferred stock with an exercise price equal to the price per share paid by the public or other ultimate purchaser in the offering, see Note 9. In addition, the Company is obligated to reimburse certain expenses incurred by the Manager. The Manager is also entitled to receive a termination fee from the Company under certain circumstances.
The Company recognized $2,896 and $2,388 for management fees and $0 and $199 for incentive compensation within selling, general and administrative expense during the three months ended March 26, 2017 and March 27, 2016, respectively. The Company paid to FIG LLC $4,350 and $797 in management fees and $5,915 and $20,938 in incentive compensation during the three months ended March 26, 2017 and March 27, 2016, respectively. In addition, the Company recognized expense reimbursement amounts of approximately $550 and $403 during the three months ended March 26, 2017 and March 27, 2016, respectively. The Company had an outstanding liability for all management agreement related fees of $2,680 and $10,080 at March 26, 2017 and December 25, 2016, respectively, included in accrued expenses.
Registration Rights Agreement with Omega
The Company entered into a registration rights agreement (the “Omega Registration Rights Agreement”) with Omega Advisors, Inc. and its affiliates (collectively, “Omega”). Under the terms of the Omega Registration Rights Agreement, upon request by Omega the Company is required to use commercially reasonable efforts to file a resale shelf registration statement providing for the registration and sale on a continuous or delayed basis by Omega of its New Media Common Stock acquired in connection with the restructuring of GateHouse (the “Registrable Securities”) (the “Shelf Registration”), subject to customary exceptions and limitations. Omega is entitled to initiate up to three offerings or sales with respect to some or all of the Registrable Securities pursuant to the Shelf Registration.
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
In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company concluded that during the three months ended March 26, 2017, a net increase to the valuation allowance of $3,372 would be necessary to offset additional deferred tax assets. Of this amount, a $3,372 increase was recognized through the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
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
For the three months ended March 26, 2017, the expected federal tax benefit at 34% is $3,405. The tax benefit for the quarter is recorded at the annual effective tax rate of 63%, which is applied to the full year estimated pre-tax net income. The 63% projected 2017 effective tax rate is primarily due to deferred tax liabilities attributable to indefinite lived intangible assets, which cannot be offset by deferred tax assets, resulting in projected deferred income tax expense of approximately $15,000 for 2017.
The Company recorded an income tax benefit of $5,119 during the three months ended March 27, 2016 related to its acquisition of certain legal entities acquired during the quarter. In accordance with ASC 805, the Company released a portion of its valuation allowance, since it was able to utilize deferred tax assets against the deferred tax liabilities reflected in purchase accounting for the acquired entities.
The Company and its subsidiaries file a U.S. federal consolidated income tax return. The U.S. federal and state statute of limitations generally remains open for the 2013 tax year and beyond. The Company’s 2013 short tax year Federal returns were examined by the Internal Revenue Service with no changes made to the returns filed.
(9) Equity
(Loss) Earnings Per Share
The following table sets forth the computation of basic and diluted (loss) earnings per share (“EPS”):

	Three months ended March 26, 2017	Three months ended March 27, 2016
Numerator for earnings per share calculation:
Net (loss) income	$(3,685)	$4,967
Denominator for earnings per share calculation:
Basic weighted average shares outstanding	53,186,746	44,483,525
Effect of dilutive securities:
Stock Options and Restricted Stock	—	43,849
Diluted weighted average shares outstanding	53,186,746	44,527,374
For the three months ended March 26, 2017 and March 27, 2016, the Company excluded 1,362,479 and 1,362,479 common stock warrants, 375,786 and 0 RSGs, and 2,307,562 and 700,000 stock options, respectively, from the computation of diluted income per share because their effect would have been antidilutive.
Equity
In March 2016, the Company issued 13,992 shares of its common stock to its Non-Officer Directors to settle a liability of $225 for 2015 services.

During the fourth quarter of 2016, the Company issued 8,625,000 shares of its common stock in a public offering at a price to the public of $16.00 per share for net proceeds of approximately $134,818. Certain of the Company’s officers and directors participated in this offering and purchased an aggregate of 20,000 shares at a price of $16.00 per share. For the purpose of compensating the Manager for its successful efforts in raising capital for the Company, in connection with this offering, the Company granted options to the Manager to purchase 862,500 shares of the Company’s common stock at a price of $16.00, which had an aggregate fair value of approximately $2,288 as of the grant date. The assumptions used in the Black-Scholes model to value the options were: a 2.2% risk-free rate, a 8.3% dividend yield, 36.1% volatility and an expected life of 10 years. The fair value of the options issued as compensation to the Manager was recorded as an increase in equity with an offsetting reduction in capital.
The following table includes additional information regarding the Manager stock options:

	Number of Options	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 25, 2016	2,307,562	$4.07	$17.64	8.7	$186
Outstanding at March 26, 2017	2,307,562	$4.07	$17.64	8.4	$—

Exercisable at March 26, 2017	1,462,979		$18.22	7.8	$—
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss by component for the three months ended March 26, 2017 and March 27, 2016 are outlined below.

Net actuarial loss and prior service cost (1)
For the three months ended March 26, 2017:
Balance at December 25, 2016	$(3,977)
Other comprehensive income before reclassifications	—
Amounts reclassified from accumulated other comprehensive loss	28
Net current period other comprehensive income, net of taxes	28
Balance at March 26, 2017	$(3,949)
For the three months ended March 27, 2016:
Balance at December 27, 2015	$(3,158)
Other comprehensive income before reclassifications	—
Amounts reclassified from accumulated other comprehensive loss	24
Net current period other comprehensive income, net of taxes	24
Balance at March 27, 2016	$(3,134)

(1)	This accumulated other comprehensive loss component is included in the computation of net periodic benefit cost. See Note 10.
The following table presents reclassifications out of accumulated other comprehensive loss for the three months ended March 26, 2017 and March 27, 2016.

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three months ended March 26, 2017	Three months ended March 27, 2016		Affected Line Item in the Consolidated Statements of Operations and Comprehensive (Loss) Income
Amortization of unrecognized loss	$28	$24	(1)
Amounts reclassified from accumulated other comprehensive loss	28	24		(Loss) income before income taxes
Income tax expense	—	—		Income tax benefit
Amounts reclassified from accumulated other comprehensive loss, net of taxes	$28	$24		Net (loss) income

(1)	This accumulated other comprehensive loss component is included in the computation of net periodic benefit cost. See Note 10.
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
On February 21, 2017, the Company announced a fourth quarter 2016 cash dividend of $0.35 per share Common Stock, par value $0.01 per share, of New Media. The dividend was paid on March 16, 2017, to shareholders of record as of the close of business on March 8, 2017.
(10) Pension and Postretirement Benefits
As a result of the Enterprise News Media LLC (in 2005), Copley Press, Inc. (in 2007), and Times Publishing Company (in 2016) acquisitions, the Company maintains two pension and several postretirement medical and life insurance plans which cover certain employees. The Company uses the accrued benefit actuarial method and best estimate assumptions to determine pension costs, liabilities and other pension information for defined benefit plans.
The Enterprise News Media, LLC pension plan was amended to freeze all future benefit accruals as of December 31, 2008, except for a select group of union employees whose benefits were frozen during 2009. Also, during 2008, the medical and life insurance benefits were frozen, and the plan was amended to limit future benefits to a select group of active employees under the Enterprise News Media, LLC postretirement medical and life insurance plan. Benefits under the postretirement medical and life insurance plan assumed with the Copley Press, Inc. acquisition are only available to Brush-Moore employees hired before January 1, 1976. The Times Publishing pension plan was frozen prior to the acquisition.

The following provides information on the pension plans and postretirement medical and life insurance plans for the three months ended March 26, 2017 and March 27, 2016:

	Three months ended March 26, 2017		Three months ended March 27, 2016
	Pension	Postretirement	Pension	Postretirement
Components of net periodic benefit costs:
Service cost	$157	$1	$75	$4
Interest cost	780	27	805	56
Expected return on plan assets	(1,045)	—	(1,045)	—
Amortization of unrecognized loss	44	(16)	24	—
Total	$(64)	$12	$(141)	$60
For the three months ended March 26, 2017 and March 27, 2016, the Company recognized a total of $(52) and $(81) in pension and postretirement benefit, respectively. During the three months ended March 26, 2017, the Company contributed $314 to the pension plans. The Company is expected to pay an additional $1,201 in employer contributions to the pension plans during the remainder of the current fiscal year.
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
The following table provides information for the Company’s major categories of financial assets and liabilities measured or disclosed at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
As of March 26, 2017
Assets
Cash and cash equivalents	$135,886	$—	$—	$135,886
Restricted cash	3,406	—	—	3,406
As of December 25, 2016
Assets
Cash and cash equivalents	$172,246	$—	$—	$172,246
Restricted cash	3,406	—	—	3,406
Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).
For the 2017 acquisitions and 2016 acquisitions the Company recorded the assets and liabilities under the acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded at their fair value. Property, plant and equipment was valued using Level 2 inputs, and intangible assets were valued using Level 3 inputs. Refer to Note 2 for discussion of the valuation techniques, significant inputs, assumptions utilized, and the fair value recognized.
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
Restricted cash at March 26, 2017 and December 25, 2016, in the aggregate amount of $3,406 and $3,406, respectively, is used as cash collateral for certain business operations.
(13) Subsequent Events
Dividends
On April 27, 2017, the Company announced a first quarter 2017 cash dividend of $0.35 per share of Common Stock, par value $0.01 per share, of New Media. The dividend will be paid on May 18, 2017, to shareholders of record as of the close of business on May 10, 2017.

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
Overview
New Media supports small to mid-size communities by providing locally-focused print and digital content to its consumers and premier marketing and technology solutions for our small and medium businesses partners. We have a particular focus on owning and acquiring strong local media assets in small to mid-size markets. With our collection of assets, we focus on two large business categories: consumers and small to medium size businesses (“SMBs”).
Our portfolio of media assets today spans across 557 markets and 36 states. Our products include 656 community print publications, 557 websites and two yellow page directories. We reach over 23 million people per week and serve over 225,000 business customers.
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
Our business strategy is to be the preeminent provider of local news, information, advertising, and digital and business services in the markets we operate in. We aim to grow our business organically through both our consumer and SMB strategies. We also plan to continue to pursue strategic acquisitions of high-quality local media and digital marketing assets at attractive valuation levels. Finally, we intend to distribute a substantial portion of our free cash flow generated from operations or other sources as a dividend to stockholders through a quarterly dividend, subject to satisfactory financial performance and approval by our board of directors (the “Board of Directors”or "Board") and dividend restrictions in the New Media Credit Agreement (as defined below). The Board of Directors’ determinations regarding dividends will depend on a variety of factors, including the Company’s U.S. generally accepted accounting principles (“GAAP”) net income, free cash flow generated from operations or other sources, liquidity position and potential alternative uses of cash, such as acquisitions, as well as economic conditions and expected future financial results.
We believe that our focus on owning and operating leading local content oriented media properties in small to mid-size markets puts us in a position to better execute on our strategy. We believe that being the leading provider of local news and information in the markets in which we operate and distributing that content across multiple print and digital platforms, gives us an opportunity to grow our audiences and reach. Further, we believe our strong local media brands and our market presence gives us the opportunity to expand our advertising and lead generation products with local business customers. For our SMB category, we focus on leveraging our strong local media brands, our in-market sales force and our high consumer penetration rates with a variety of products and services that we believe will help SMBs expand their marketing, advertising and other lead generation platforms.
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
We believe our local media properties and local sales infrastructure are uniquely positioned to sell these digital marketing and business services to local business owners and give us distinct advantages, including:

•	our strong and trusted local brands, with 85% of our daily newspapers having been publishing local content for more than 100 years;

•	our ability to market through our print and online properties, driving branding and traffic; and

•	our more than 1,280 local, direct, in-market sales professionals with long standing relationships with small businesses in the communities we serve.
Our core products include:

•	130 daily newspapers with total paid circulation of approximately 2.4 million;

•	323 weekly newspapers (published up to three times per week) with total paid circulation of approximately 312,000 and total free circulation of approximately 2.1 million;

•	135 “shoppers” (generally advertising-only publications) with total circulation of approximately 3.2 million;

•	557 locally focused websites, which extend our businesses onto the internet and mobile devices with approximately 230 million page views per month;

•	two yellow page directories, with a distribution of approximately 230,000, that covers a population of approximately 411,000 people;

•	68 business publications; and

•	Propel digital marketing and business services.
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
We have experienced ongoing declines in same store print advertising revenue streams and increased volatility of operating performance, despite our geographic diversity, well-balanced portfolio of products, broad customer base and reliance on smaller markets. We may experience additional declines and volatility in the future. These declines in print advertising revenue have come with the shift from traditional media to the internet for consumers and businesses. We believe our local advertising tends to be less sensitive to economic cycles than national advertising because local businesses generally have fewer advertising channels through which to reach their target audience. We are making investments in digital platforms, such as Propel, as well as online, and mobile applications, to support our print publications in order to capture this shift as witnessed by our digital advertising and business services revenue growth, which more than doubled between 2013 and 2016.
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
Acquisitions
On January 31, 2017 and February 10, 2017, we acquired substantially all the assets, properties, and business of certain publications/businesses, which included five daily newspapers, fifteen weekly publications, eleven shoppers, and an event production business for an aggregate purchase price of $21.4 million, including estimated working capital.

During 2016, we acquired substantially all the assets and assumed substantially all the liabilities of certain businesses, which included 68 niche publications, seven daily newspapers, seven weekly publications, eleven shoppers, and digital platforms for an aggregate purchase price of $135.9 million, including estimated working capital.
Management Agreement
On November 26, 2013, New Media entered into the management agreement (as amended and restated, the “Management Agreement”) with FIG LLC (the “Manager”), pursuant to which the Manager manages the operations of New Media. We pay the Manager a management fee equal to 1.5% of New Media’s Total Equity (as defined in the Management Agreement) and the Manager is eligible to receive incentive compensation.
Long-Lived Asset Impairment
As part of the ongoing cost reduction programs, we are consolidating print facilities, and during the three months ended March 26, 2017, the Company ceased printing operations at four facilities.  And, it is expected to shut down printing at twelve other facilities during the second and third quarters of 2017.  As a result, we recognized an impairment charge of approximately $6.5 million and will accelerate depreciation of approximately $3.2 million related to machinery and equipment in the second and third quarters of 2017.
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

A summary of our significant accounting policies are described in Note 1, of our consolidated financial statements, "Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies", for the year ended December 25, 2016, included in our Annual Report on Form 10-K.
There have been no changes in critical accounting policies in the current year from those described in our Annual Report on Form 10-K for the year ended December 25, 2016.

Results of Operations
The following table summarizes our historical results of operations for New Media for the three months ended March 26, 2017 and March 27, 2016. References to “same store” results take into account material acquisitions and divestitures of the Company by adjusting prior year performance to include or exclude financial results as if the Company had owned or divested a business for the comparable period. The results of several acquisitions (“tuck-in acquisitions”) were funded from the Company's available cash and are not considered material.
NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(In thousands)

	Three months ended March 26, 2017	Three months ended March 27, 2016
Revenues:
Advertising	$155,564	$163,637
Circulation	110,806	103,877
Commercial printing and other	41,154	32,590
Total revenues	307,524	300,104
Operating costs and expenses:
Operating costs	177,627	174,453
Selling, general, and administrative	106,195	100,084
Depreciation and amortization	17,604	16,091
Integration and reorganization costs	2,370	926
Impairment of long-lived assets	6,485	—
Loss on sale or disposal of assets	88	1,520
Operating (loss) income	(2,845)	7,030
Interest expense	7,218	7,354
Other income	(47)	(164)
Loss before income taxes	(10,016)	(160)
Income tax benefit	(6,331)	(5,127)
Net (loss) income	$(3,685)	$4,967
Three Months Ended March 26, 2017 Compared To Three Months Ended March 27, 2016
Revenue. Total revenue for the three months ended March 26, 2017 increased by $7.4 million, or 2.5%, to $307.5 million from $300.1 million for the three months ended March 27, 2016. The increase in total revenue was comprised of a $6.9 million, or 6.7%, increase in circulation revenue and an $8.6 million, or 26.3%, increase in commercial printing and other revenue, which was partially offset by an $8.1 million, or 4.9%, decrease in advertising revenue.
Same store revenue for the three months ended March 26, 2017 increased by $6.6 million, or 2.2%, from the three months ended March 27, 2016. The increase in same store revenue was comprised of a $6.6 million, or 6.3%, increase in same store circulation revenue and an $8.5 million, or 26.2%, increase in same store commercial printing and other revenue, which was partially offset by an $8.5 million, or 5.2%, decrease in advertising revenue. Same store advertising revenue declines were primarily driven by declines on the print side of our business in the local retail, classified, and preprint categories due to secular pressures and a continuing uncertain economic environment. These secular trends and economic conditions have also led to a decline in our print circulation volumes, which have been more than offset by price increases in select locations. The majority of the increase in same store commercial printing and other revenue is due to digital marketing services and events revenue. Revenues are down 6.2% to the prior year on an organic same store basis, which is same store revenues adjusted to remove non-material acquisitions and non-material divestitures, and to adjust for commercial print revenues that are now intercompany.

Operating Costs. Operating costs for the three months ended March 26, 2017 increased by $3.1 million, or 1.8%, to $177.6 million from $174.5 million for the three months ended March 27, 2016. Operating costs include costs from acquisitions of $17.0 million, which was partially offset by a $13.8 million decrease in the costs related to the remaining operations. This decline in operating costs related to the remaining operations was primarily due to a decrease in compensation, hauling and delivery, newsprint and ink, postage, outside services, and repairs and maintenance expenses of $8.4 million, $1.5 million, $1.4 million, $0.9 million, $0.9 million, and $0.4 million, respectively.
Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 26, 2017 increased by $6.1 million, or 6.1%, to $106.2 million from $100.1 million for the three months ended March 27, 2016. The increase includes selling, general and administrative expenses from acquisitions of $10.8 million and an increase in bad debt expense of $1.0 million, which was partially offset by a $5.7 million decrease in the costs related to the remaining operations. This decline in selling, general and administrative expenses related to the remaining operations was primarily due to a decrease in compensation, web hosting and domain expense, travel and entertainment, bank and credit card fees, advertising and promotions, outside services, building maintenance, and postage expenses of $2.1 million, $0.7 million, $0.6 million, $0.5 million, $0.4 million $0.3 million, $0.3 million and $0.3 million, respectively.
Integration and Reorganization Costs. During the three months ended March 26, 2017 and March 27, 2016, we recorded integration and reorganization costs of $2.4 million and $0.9 million, respectively, primarily resulting from severance costs related to acquisition-related synergies and the continued consolidation of our operations resulting from ongoing implementation of our plans to reduce costs and preserve cash flow.
Impairment of Long-lived Assets. During the three months ended March 26, 2017, we recorded a $6.5 million impairment of long-lived assets due to the four printing facilities ceasing operations during the first quarter of 2017, and additional shut downs expected in the second and third quarters of 2017. No such charge was recorded during the three months ended March 27, 2016.
Income Tax Benefit. During the three months ended March 26, 2017 and March 27, 2016, we recorded an income tax benefit of $6.3 million and $5.1 million, respectively. The increase in the income tax benefit is primarily due to the annualized deferred tax benefit of indefinite-lived intangible assets during the first quarter of 2017 compared to the discrete income tax benefit recognized during the three months ended March 27, 2016 attributable to the release of valuation allowance as deferred tax assets were utilized to offset deferred tax liabilities of two acquired entities.
Net (Loss) Income. Net loss for the three months ended March 26, 2017 was $3.7 million and net income for the three months ended March 27, 2016 was $5.0 million. The difference is related to the factors noted above.
Liquidity and Capital Resources
Our primary cash requirements are for working capital, debt obligations and capital expenditures. We have no material outstanding commitments for capital expenditures. We expect our 2017 capital expenditures to total between $11 million and $13 million. The 2017 capital expenditures will be primarily comprised of projects related to the consolidation of print operations and system upgrades. For more information on our long term debt and debt service obligations, see Note 6 to the unaudited condensed consolidated financial statements, “Indebtedness”. Our principal sources of funds have historically been, and are expected to continue to be, cash provided by operating activities.
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

Dividends
On April 27, 2017, we announced a first quarter 2017 cash dividend of $0.35 per share of Common Stock, par value $0.01 per share, of New Media. The dividend will be paid on May 18, 2017, to shareholders of record as of the close of business on May 10, 2017.
On February 21, 2017, we announced a fourth quarter 2016 cash dividend of $0.35 per share Common Stock, par value $0.01 per share, of New Media. The dividend was paid on March 16, 2017, to shareholders of record as of the close of business on March 8, 2017.
On October 27, 2016, we announced a third quarter 2016 cash dividend of $0.35 per share of Common Stock, par value $0.01 per share, of New Media. The dividend was paid on November 17, 2016, to shareholders of record as of the close of business on November 9, 2016.
On July 28, 2016, we announced a second quarter 2016 cash dividend of $0.33 per share of Common Stock, par value $0.01 per share, of New Media. The dividend was paid on August 18, 2016, to shareholders of record as of the close of business on August 10, 2016.
On April 28, 2016, we announced a first quarter 2016 cash dividend of $0.33 per share of Common Stock, par value $0.01 per share, of New Media. The dividend was paid on May 19, 2016, to shareholders of record as of the close of business on May 11, 2016.
On February 25, 2016, we announced a fourth quarter 2015 cash dividend of $0.33 per share of Common Stock, par value $0.01 per share, of New Media. The dividend was paid on March 17, 2016, to shareholders of record as of the close of business on March 9, 2016.
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
•on January 9, 2015, to provide for $102 million in additional term loans (the “2015 Incremental Term Loan”) and $50 million in additional revolving commitments (the “2015 Incremental Revolver”) under the Incremental Facility and to make certain amendments to the Revolving Credit Facility in connection with the purchase of the assets of Halifax Media;
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
As of March 26, 2017, we are in compliance with all of the covenants and obligations under the New Media Credit Agreement.
Refer to Note 6 to the unaudited condensed consolidated financial statements, “Indebtedness,” and to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” in our Annual Report on Form 10-K for the fiscal year ended December 25, 2016, for further discussion of the New Media Credit Agreement.
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
The Halifax Florida Credit Agreement was in the principal amount of $10 million and bore interest at the rate of 5.25% per annum, payable quarterly in arrears, and matured on December 31, 2016. On December 30, 2016, the Company paid the outstanding balance under the Advantage Florida Debt in the amount of $10 million with cash on hand. The Halifax Alabama Credit Agreement is in the principal amount of $8 million and bears interest at the rate of LIBOR plus 6.25% per annum (with a minimum of 1% LIBOR) payable quarterly in arrears, maturing on March 31, 2019. The Advantage Debt is secured by a perfected second priority security interest in all the assets of the Advantage Borrowers and certain other subsidiaries of the Company, subject to the limitation that the maximum amount of secured obligations is $15 million. The Advantage Credit Facilities are unconditionally guaranteed by Holdings I and certain subsidiaries of the New Media Borrowers and are required to be guaranteed by all future material wholly-owned domestic subsidiaries, subject to certain exceptions. The Advantage Debt is subordinated to the New Media Credit Agreement pursuant to an intercreditor agreement.
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
As of March 26, 2017, we are in compliance with all of the covenants and obligations under the Advantage Credit Agreements.
Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” in our Annual Report on Form 10-K for the fiscal year ended December 25, 2016, for further discussion of the Advantage Credit Agreements.

Cash Flows
The following table summarizes our historical cash flows.

	Three months ended March 26, 2017	Three months ended March 27, 2016
Cash provided by operating activities	$18,248	$9,828
Cash used in investing activities	(23,817)	(61,072)
Cash used in financing activities	(30,791)	(16,004)
The discussion of our cash flows that follows is based on our historical cash flows for the three months ended March 26, 2017 and March 27, 2016.
Cash Flows from Operating Activities. Net cash provided by operating activities for the three months ended March 26, 2017 was $18.2 million, an increase of $8.4 million when compared to $9.8 million of cash provided by operating activities for the three months ended March 27, 2016. This $8.4 million increase was the result of an increase in cash provided by working capital of $10.6 million and an increase in adjustments for non-cash charges of $6.5 million, which was partially offset by a decrease in operating results of $8.7 million.
The $10.6 million increase in cash provided by working capital for the three months ended March 26, 2017 when compared to the three months ended March 27, 2016, is primarily attributable to an increase in accrued expenses, which was partially offset by an increase in accounts receivable.
The $6.5 million increase in adjustments to net income for non-cash charges when compared to the three months ended March 27, 2016, primarily consisted of a $6.5 million increase in impairment of long-lived assets, a $1.5 million increase in depreciation and amortization, and a $0.2 million increase in non-cash compensation expense, which was partially offset by a $1.4 million decrease in loss on sale or disposal of assets and a $0.3 million decrease in pension and other postretirement benefit obligations.
Cash Flows from Investing Activities. Net cash used in investing activities for the three months ended March 26, 2017 was $23.8 million. During the three months ended March 26, 2017, we used $21.7 million, net of cash acquired, for acquisitions and $2.4 million for capital expenditures, which was partially offset by $0.3 million we received from the sale of publications and other assets.
Net cash used in investing activities for the three months ended March 27, 2016 was $61.1 million. During the three months ended March 27, 2016, we used $58.7 million, net of cash acquired, for acquisitions and $2.6 million for capital expenditures, which was partially offset by $0.2 million we received from the sale of publications and other assets.
Cash Flows from Financing Activities. Net cash used in financing activities for the three months ended March 26, 2017 was $30.8 million primarily due to the payment of dividends of $18.9 million, repayments under term loans of $10.9 million, a $0.6 million purchase of treasury stock, and $0.4 million payment of offering costs.
Net cash used in financing activities for the three months ended March 27, 2016 was $16.0 million primarily due to the payment of dividends of $14.8 million and repayments under term loans of $0.9 million.
Changes in Financial Position
The discussion that follows highlights significant changes in our financial position and working capital from December 25, 2016 to March 26, 2017.
Accounts Receivable. Accounts receivable decreased $11.3 million from December 25, 2016 to March 26, 2017, which primarily relates to seasonality and the timing of cash collections, which was partially offset by $2.4 million of assets acquired in the three month period ending March 26, 2017.
Prepaid Expenses. Prepaid expenses increased $4.1 million from December 25, 2016 to March 26, 2017, which primarily relates to the timing of payments.
Property, Plant, and Equipment. Property, plant, and equipment increased $0.9 million from December 25, 2016 to March 26, 2017, of which $17.4 million relates to assets acquired in 2017 and $2.4 million of capital expenditures, which was partially offset by $12.0 million in depreciation, a $6.4 million impairment of long-lived assets, and $0.3 million relates to assets sold or disposed of during the first three months of 2017.
Goodwill. Goodwill increased $1.4 million from December 25, 2016 to March 26, 2017, which primarily relates to acquisitions during the first three months of 2017.
Intangible Assets. Intangible assets decreased $3.3 million from December 25, 2016 to March 26, 2017, of which $5.6 million relates to amortization, which was offset by $2.3 million of assets acquired during the first three months of 2017.
Current Portion of Long-term Debt. Current portion of long-term debt decreased $10.0 million from December 25, 2016 to March 26, 2017, due to $10.0 million repayment of debt that was assumed in the Halifax Media acquisition in 2015.
Accounts Payable. Accounts payable increased $3.9 million from December 25, 2016 to March 26, 2017, which relates primarily to acquisitions during the first three months of 2017 and the timing of vendor payments.
Accrued Expenses. Accrued expenses decreased $13.7 million from December 25, 2016 to March 26, 2017, which primarily relates to a decrease in the accrual for all management agreement related fees of $7.4 million and accrued bonuses of $6.9 million.
Deferred Revenue. Deferred revenue increased $3.6 million from December 25, 2016 to March 26, 2017, which relates primarily to acquisitions during the first three months of 2017.
Deferred Income Taxes. Deferred income taxes decreased $5.1 million from December 25, 2016 to March 26, 2017, which primarily relates to the tax benefit of the loss in the first quarter of 2017.
Retained Earnings. Retained earnings decreased $14.4 million from December 25, 2016 to March 26, 2017, due to dividends of $10.7 million and a net loss of $3.7 million.
Summary Disclosure About Contractual Obligations and Commercial Commitments
There have been no significant changes to our contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 25, 2016.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements reasonably likely to have a current or future effect on our financial statements.
Contractual Commitments
There were no material changes made to our contractual commitments during the period from December 25, 2016 to March 26, 2017.
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

The table below shows the reconciliation of net (loss) income to Adjusted EBITDA for the periods presented:

	Three months ended March 26, 2017		Three months ended March 27, 2016
	(in thousands)
Net (loss) income	$(3,685)		$4,967
Income tax benefit	(6,331)		(5,127)
Interest expense	7,218		7,354
Impairment of long-lived assets	6,485		—
Depreciation and amortization	17,604		16,091
Adjusted EBITDA from continuing operations	$21,291	(a)	$23,285	(b)

(a)
Adjusted EBITDA for the three months ended March 26, 2017 included net expenses of $5,398, related to transaction and project costs, non-cash compensation, and other expense of $2,940, integration and reorganization costs of $2,370 and a $88 loss on the sale or disposal of assets.

(b)
Adjusted EBITDA for the three months ended March 27, 2016 included net expenses of $5,810, related to transaction and project costs, non-cash compensation, and other expense of $3,364, integration and reorganization costs of $926 and a $1,520 loss on the sale or disposal of assets.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
During the three month period ended March 26, 2017, there were no material changes to the quantitative and qualitative disclosures about market risk that were presented in Item 7A of our Annual Report on Form 10-K for the year ended December 25, 2016.

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
There have been no material changes to the legal proceedings previously disclosed under “Legal Proceedings” included in our Annual Report on Form 10-K filed with the SEC on February 21, 2017.

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
Our Company primarily generates revenue in three geographic regions: the Northeast, the Midwest, and the Southeast. During the three months ended March 26, 2017, approximately 28% of our total revenues were generated in three states in the Northeast: Massachusetts, Rhode Island, and New York. During the same period, approximately 22% of our total revenues were generated in two states in the Southeast: Florida and North Carolina. Also during the same period, approximately 21% of our total revenues were generated in two states in the Midwest: Illinois and Ohio. As a result of this geographic concentration, our financial results, including advertising and circulation revenue, depend largely upon economic conditions in these principal market areas. Accordingly, adverse economic developments within these three regions in particular could significantly affect our consolidated operations and financial results.
Our indebtedness and any future indebtedness may limit our financial and operating activities and our ability to incur additional debt to fund future needs or dividends.

As of March 26, 2017, New Media’s outstanding indebtedness consists primarily of the New Media Credit Agreement. The New Media Credit Agreement provides for (i) a $200 million senior secured term facility and (ii) a $25 million senior secured revolving credit facility, with a $5 million sub-facility for letters of credit and a $5 million sub-facility for swing loans. In addition, we may request one or more new commitments for term loans or revolving loans from time to time up to an aggregate total of $75 million (the "Incremental Facility"), subject to certain conditions. On September 3, 2014, the New Media Credit Agreement was amended to provide for additional term loans under the Incremental Facility in an aggregate principal amount of $25 million. On November 20, 2014, the New Media Credit Agreement was further amended to increase the amount available thereunder for incremental term loans from $75 million to $225 million in order to facilitate the financing of the acquisition of substantially all of the assets from Halifax Media Group LLC. On January 9, 2015, the New Media Credit Agreement was amended to provide for additional term loans and revolving commitments under the Incremental Facility in a combined aggregate principal amount of $152 million and to make certain amendments to the Revolving Credit Facility. On February 13, 2015, the New Media Credit Agreement was amended to, amongst other things, replace the existing term loans with a new class of replacement term loans with extended call protection. On March 6, 2015, the New Media Credit Agreement was amended to provide for $15 million in additional revolving commitments under the Incremental Facility. On May 29, 2015, the New Media Credit Agreement was amended to provide for $25 million in additional term loans under the Incremental Facility. As of March 26, 2017, $0 was drawn under the Revolving Credit Facility.
The Advantage Credit Agreements, which arose from debt obligations assumed by us in connection with our acquisition of substantially all of the assets from Halifax Media Group LLC on January 9, 2015, are comprised of; (i) debt in the principal amount of $10 million that bore interest at the rate of 5.25% per annum, payable quarterly in arrears, and matured on December 31, 2016 and (ii) debt in the principal amount of $8 million that bears interest at the rate of LIBOR plus 6.25% per annum (with a minimum of 1% LIBOR) payable quarterly in arrears, maturing on March 31, 2019. As of March 26, 2017, $8 million was outstanding under the Advantage Credit Agreements.
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
We have announced our intent to distribute a substantial portion of our free cash flow generated from operations or other sources as a dividend to our stockholders, through a quarterly dividend, subject to satisfactory financial performance, approval by our Board of Directors and dividend restrictions in the New Media Credit Agreement. The Board of Directors’ determinations regarding dividends will depend on a variety of factors, including the Company’s GAAP net income, free cash flow generated from operations or other sources, liquidity position and potential alternative uses of cash, such as acquisitions, as well as economic conditions and expected future financial results. Although we recently paid a fourth quarter 2016 cash dividend of $0.35 per share of Common Stock and have regularly paid quarterly dividends since the third quarter of 2014, there can be no guarantee that we will continue to pay dividends in the future or that this recent dividend is representative of the amount of any future dividends. Our ability to declare future dividends will depend on our future financial performance, which in turn depends on the successful implementation of our strategy and on financial, competitive, regulatory, technical and other factors, general economic conditions, demand and selling prices for our products and other factors specific to our industry or specific projects, many of which are beyond our control. Therefore, our ability to generate free cash flow depends on the performance of our operations and could be limited by decreases in our profitability or increases in costs, capital expenditures or debt servicing requirements.
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
Excluding acquisitions, we have experienced declines in advertising revenue, due in part to advertisers' shift from print to digital media. We continue to search for organic growth opportunities, including in our digital advertising business, and for ways to stabilize print revenue declines through new product launches and pricing. However, there can be no assurance that our advertising revenue will not continue to decline. In addition, the range of advertising choices across digital products and platforms and the large inventory of available digital advertising space have historically resulted in significantly lower rates for digital advertising than for print advertising. Consequently, our digital advertising revenue may not be able to replace print advertising revenue lost as a result of the shift to digital consumption. Further declines in advertising revenue could adversely affect our results of operations and financial condition.

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
At March 26, 2017 the carrying value of our goodwill is $229.4 million, mastheads is $95.5 million, and amortizable intangible assets is $252.7 million. These assets are subject to annual impairment testing and more frequent testing upon the occurrence of certain events or significant changes in our circumstances that indicate all or a portion of their carrying values may no longer be recoverable, in which case a non-cash charge to earnings may be necessary in the relevant period. We may subsequently experience market pressures which could cause future cash flows to decline below our current expectations, or volatile equity markets could negatively impact market factors used in the impairment analysis, including earnings multiples, discount rates, and long-term growth rates. Any future evaluations requiring an asset impairment charge for goodwill or other intangible assets would adversely affect future reported results of operations and shareholders’ equity.
During the fourth quarter of 2015, we reorganized our management structure to align with the geography of the market served.  As a result, an additional impairment analysis was performed.  The analysis of masthead values suggested impairment, and a charge of $4.8 million was recorded in December 2015.
For further information on goodwill and intangible assets, see Note 5 to the consolidated financial statements, “Goodwill and Intangible Assets”.
We are subject to environmental and employee safety and health laws and regulations that could cause us to incur significant compliance expenditures and liabilities.
Our operations are subject to federal, state and local laws and regulations pertaining to the environment, storage tanks and the management and disposal of wastes at our facilities. Under various environmental laws, a current or previous owner or operator of real property may be liable for contamination resulting from the release or threatened release of hazardous or toxic substances or petroleum at that property. Such laws often impose liability on the owner or operator without regard to fault, and the costs of any required investigation or cleanup can be substantial. Although in connection with certain of our acquisitions we have rights to indemnification for certain environmental liabilities, these rights may not be sufficient to reimburse us for all losses that we might incur if a property acquired by us has environmental contamination. In addition, although in connection with certain of our acquisitions we have obtained insurance policies for coverage for certain potential environmental liabilities, these policies have express exclusions to coverage as well as express limits on amounts of coverage and length of term. Accordingly, these insurance policies may not be sufficient to provide coverage for us for all losses that we might incur if a property acquired by us has environmental contamination.
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
Our pension and postretirement plans were underfunded by $25.8 million at March 26, 2017. Our pension plan invests in a variety of equity and debt securities, many of which were affected by the disruptions in the credit and capital markets in 2009 and 2010. Future volatility and disruption in the stock markets could cause further declines in the asset values of our pension plans. In addition, a decrease in the discount rate used to determine minimum funding requirements could result in increased future contributions. If either occurs, we may need to make additional pension contributions above what is currently estimated, which could reduce the cash available for our businesses.
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
The success of our business is heavily dependent on our ability to retain our management and other key personnel and to attract and retain qualified personnel in the future. Competition for senior management personnel is intense, and we may not be able to retain our key personnel. Although we have entered into employment agreements with certain of our key personnel, these agreements do not ensure that our key personnel will continue in their present capacity with us for any particular period of time. We do not have key man insurance for any of our current management or other key personnel. The loss of any key personnel would require our remaining key personnel to divert immediate and substantial attention to seeking a replacement. An inability to find a suitable replacement for any departing executive officer on a timely basis could adversely affect our ability to operate or grow our business.
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
As of March 26, 2017, we employed 10,115 employees, of whom 1,255 (or approximately 12%) were represented by 40 unions. 83% of the unionized employees are in four states: Ohio, Rhode Island, Massachusetts and Illinois and represent 30%, 22%, 16% and 15% of all our union employees, respectively. Most of our unionized employees work under collective bargaining agreements that expire in 2017.
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
Adverse economic conditions in the United States have increased our exposure to losses resulting from financial distress, insolvency and the potential bankruptcy of our advertising customers. Our accounts receivable are stated at net estimated realizable value, and our allowance for doubtful accounts has been determined based on several factors, including receivable agings, significant individual credit risk accounts and historical experience. If such collectability estimates prove inaccurate, adjustments to future operating results could occur.
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
On February 14, 2017, Fortress announced that it had entered into the Merger Agreement with SB Foundation Holdings LP, a Cayman Islands exempted limited partnership (“Parent”) and an affiliate of SoftBank, and Foundation Acquisition LLC, a Delaware limited liability company and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into Fortress, with Fortress surviving as a wholly owned subsidiary of Parent. While Fortress’s senior investment professionals are expected to remain in place, including those individuals who perform services for us, there can be no assurance that the Merger will not have an impact on us or our relationship with the Manager
There are conflicts of interest in our relationship with our Manager.
Our Management Agreement with our Manager was not negotiated between unaffiliated parties, and its terms, including fees payable, although approved by the independent directors of both Newcastle (our parent prior to the spin-off of the Company) and New Media as fair, may not be as favorable to us as if they had been negotiated with an unaffiliated third party.
There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates—including investment funds, private investment funds, or businesses managed by our Manager—invest in media assets and whose investment objectives overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our Board of Directors and employees of our Manager who may be officers also serve as officers and/or directors of these other entities. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress for certain target assets. From time to time, affiliates of Fortress focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress had approximately $70.2 billion of assets under management as of March 31, 2017. In addition, with respect to Fortress funds in the process of selling investments, our Manager may be incentivized to regard the sale of such assets to us positively, particularly if a sale to an unrelated third party would result in a loss of fees to our Manager.
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
The percentage ownership of existing shareholders in New Media may also be diluted in the future as result of the issuance of ordinary shares in New Media upon the exercise of 10-year warrants (the “New Media Warrants”). The New Media Warrants collectively represent the right to acquire New Media Common Stock, which in the aggregate are equal to 5% of New Media Common Stock outstanding as of November 26, 2013 (calculated prior to dilution from shares of New Media Common Stock issued pursuant to Newcastle’s contribution of Local Media Group Holdings LLC and assignment of related stock purchase agreement to New Media (the “Local Media Contribution”)) at a strike price of $46.35 calculated based on a total equity value of New Media prior to the Local Media Contribution of $1.2 billion as of November 26, 2013. As a result, New Media Common Stock may be subject to dilution upon the exercise of such New Media Warrants.
Furthermore, the percentage ownership in New Media may be diluted in the future because of additional equity awards that we expect will be granted to our Manager pursuant to our Management Agreement. Upon the successful completion of an offering of shares of our Common Stock or any shares of preferred stock, we shall pay and issue to our Manager options to purchase our Common Stock equal to 10% of the number of shares sold in the offering, with an exercise price equal to the offering price per share paid by the public or other ultimate purchaser in the offering. On February 3, 2014, the Board of Directors adopted the New Media Investment Group Inc. Nonqualified Stock Option and Incentive Award Plan (the “Incentive Plan”), which provides for the grant of equity and equity-based awards, including restricted stock, stock options, stock appreciation rights, performance awards, tandem awards and other equity-based and non-equity based awards, in each case to our Manager, to the directors, officers, employees, service providers, consultants and advisors of our Manager who perform services for us, and to our directors, officers, employees, service providers, consultants and advisors. Any future grant would cause further dilution. We initially reserved 15 million shares of our Common Stock for issuance under the Incentive Plan; on the first day of each fiscal year beginning during the ten-year term of the Incentive Plan in and after calendar year 2015, that number will be increased by a number of shares of our Common Stock equal to 10% of the number of shares of our Common Stock newly issued by us during the immediately preceding fiscal year (and, in the case of fiscal year 2014, after the effective date of the Incentive Plan). In January 2017 and 2016, the number of shares reserved for issuance under the Incentive Plan was increased by 107,023 and 94,400, representing 10% of the shares of Common Stock newly issued in fiscal year 2016 and 2015, respectively.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Approximate Number of Shares that May Yet Be Purchased Under the Plan or Programs
Total through December 25, 2016	26,749		$15.63	—	115,636
December 26, 2016 through January 29, 2017	—		$—	—	107,632
January 30, 2017 through February 26, 2017	39,879	(1)	$15.21	—	135,316
February 27, 2017 through March 26, 2017	—		$—	—	135,316
Total	66,628		$15.63	—	135,316
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
See Index to Exhibits on page 52 of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW MEDIA INVESTMENT GROUP INC.

Date: April 27, 2017	/s/ Gregory W. Freiberg
Gregory W. Freiberg
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit No.	Description

* 31.1	Rule 13a-14(a)/15d-14(d) Certification of Principal Executive Officer under the Securities Exchange Act of 1934 (included herewith).

* 31.2	Rule 13a-14(a)/15d-14(d) Certification of Principal Financial Officer under the Securities Exchange Act of 1934 (included herewith).

* 32.1	Section 1350 Certifications (included herewith).

* 101.INS	XBRL Instance Document

* 101.SCH	XBRL Taxonomy Extension Schema

* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

* 101.DEF	XBRL Taxonomy Extension Definition Linkbase

* 101.LAB	XBRL Taxonomy Extension Label Linkbase

* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*     Filed herewith.