Form 10-Q
period 2017-06-25
New Media Investment Group Inc.
filed 2017-07-27
CIK 1579684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2017
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

As of July 25, 2017, 53,237,937 shares of the registrant’s common stock were outstanding.

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
Forward-looking statements are based on management’s current expectations and beliefs and are subject to a number of known and unknown risks, uncertainties and other factors that could lead to actual results materially different from those described in the forward-looking statements. We can give no assurance that our expectations will be attained. Our actual results, liquidity and financial condition may differ from the anticipated results, liquidity and financial condition indicated in these forward-looking statements. These forward looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause our actual results to differ, possibly materially from expectations or estimates reflected in such forward-looking statements, including, among others:

•	general economic and market conditions;

•	economic conditions in the Northeast, Southeast and Midwest regions of the United States;

•	declining advertising and circulation revenues;

•	our ability to grow our digital marketing and business services and digital audience and advertiser base;

•	the growing shift within the publishing industry from traditional print media to digital forms of publication;

•	our ability to grow our business organically through both our consumer and small to medium size business strategies:

•	our ability to acquire local media print assets at attractive valuations;

•	the risk that we may not realize the anticipated benefits of our recent or potential future acquisitions;

•	the availability and cost of capital for future investments;

•	our indebtedness may restrict our operations and / or require us to dedicate a portion of cash flow from operations to the payment of principal and interest;

•	our ability to pay dividends consistent with prior practice or at all;

•	our ability to reduce costs and expenses;

•	our ability to realize the benefits of the Management Agreement (as defined below);

•	the impact of any material transactions with the Manager (as defined below) or one of its affiliates, including the impact of any actual, potential or perceived conflicts of interest;

•	effects of the pending merger of Fortress Investment Group LLC with affiliates of SoftBank Group Corp.;

•	the competitive environment in which we operate; and

•	our ability to recruit and retain key personnel.
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

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 25, 2017 (unaudited) and December 25, 2016	4

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 25, 2017 and June 26, 2016	5

	Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 25, 2017	6

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 25, 2017 and June 26, 2016	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	37

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 3.	Defaults Upon Senior Securities	54

Item 4.	Mine Safety Disclosures	54

Item 5.	Other Information	54

Item 6.	Exhibits	54

	Signatures	55

Item 1.	Financial Statements
NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 25, 2017	December 25, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$154,327	$172,246
Restricted cash	3,406	3,406
Accounts receivable, net of allowance for doubtful accounts of $5,652 and $5,478 at June 25, 2017 and December 25, 2016, respectively	125,631	138,115
Inventory	17,218	18,167
Prepaid expenses	22,824	18,720
Other current assets	20,869	19,694
Total current assets	344,275	370,348
Property, plant, and equipment, net of accumulated depreciation of $149,026 and $130,839 at June 25, 2017 and December 25, 2016, respectively	361,529	381,319
Goodwill	200,735	227,954
Intangible assets, net of accumulated amortization of $54,864 and $43,632 at June 25, 2017 and December 25, 2016, respectively	340,790	351,477
Other assets	5,991	4,932
Total assets	$1,253,320	$1,336,030
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,387	$14,387
Accounts payable	25,492	19,105
Accrued expenses	70,483	84,389
Deferred revenue	78,658	77,987
Total current liabilities	179,020	195,868
Long-term liabilities:
Long-term debt	338,498	338,860
Long-term liabilities, less current portion	13,640	12,597
Deferred income taxes	8,877	7,786
Pension and other postretirement benefit obligations	25,038	25,946
Total liabilities	565,073	581,057
Stockholders’ equity:
Common stock, $0.01 par value, 2,000,000,000 shares authorized at June 25, 2017 and December 25, 2016; 53,350,746 and 53,543,226 issued at June 25, 2017 and December 25, 2016, respectively	527	531
Additional paid-in capital	719,957	742,543
Accumulated other comprehensive loss	(3,921)	(3,977)
(Accumulated deficit) retained earnings	(27,272)	16,293
Treasury stock, at cost, 112,809 and 46,438 shares at June 25, 2017 and December 25, 2016, respectively	(1,044)	(417)
Total stockholders’ equity	688,247	754,973
Total liabilities and stockholders’ equity	$1,253,320	$1,336,030
See accompanying notes to unaudited condensed consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(In thousands, except per share data)

	Three months ended June 25, 2017	Three months ended June 26, 2016	Six months ended June 25, 2017	Six months ended June 26, 2016
Revenues:
Advertising	$167,381	$174,153	$322,946	$337,791
Circulation	110,563	104,094	221,368	207,971
Commercial printing and other	44,929	36,583	86,083	69,172
Total revenues	322,873	314,830	630,397	614,934
Operating costs and expenses:
Operating costs	177,020	172,557	354,811	347,010
Selling, general, and administrative	106,497	106,029	212,529	206,113
Depreciation and amortization	18,760	17,258	36,364	33,349
Integration and reorganization costs	2,237	1,409	4,607	2,335
Impairment of long-lived assets	—	—	6,485	—
Goodwill and mastheads impairment	27,448	—	27,448	—
(Gain) loss on sale or disposal of assets	(2,634)	831	(2,546)	2,351
Operating (loss) income	(6,455)	16,746	(9,301)	23,776
Interest expense	7,217	7,524	14,435	14,878
Other expense (income)	60	(90)	12	(254)
(Loss) income before income taxes	(13,732)	9,312	(23,748)	9,152
Income tax expense (benefit)	7,955	(71)	1,624	(5,198)
Net (loss) income	$(21,687)	$9,383	$(25,372)	$14,350
(Loss) income per share:
Basic:
Net (loss) income	$(0.41)	$0.21	$(0.48)	$0.32
Diluted:
Net (loss) income	$(0.41)	$0.21	$(0.48)	$0.32
Dividends declared per share	$0.35	$0.33	$0.70	$0.66
Comprehensive (loss) income	$(21,659)	$9,400	$(25,316)	$14,391
See accompanying notes to unaudited condensed consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Stockholders’ Equity
(In thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	(Accumulated deficit) retained earnings	Treasury stock		Total
	Shares	Amount				Shares	Amount
Balance at December 25, 2016	53,543,226	$531	$742,543	$(3,977)	$16,293	46,438	$(417)	$754,973
Net loss	—	—	—	—	(25,372)	—	—	(25,372)
Net actuarial loss and prior service cost, net of income taxes of $0	—	—	—	56	—	—	—	56
Restricted share grants	198,640	—	225	—	—	—	—	225
Non-cash compensation expense	—	—	1,595	—	—	—	—	1,595
Offering costs	—	—	(111)	—	—	—	—	(111)
Purchase of treasury stock	—	—	—	—	—	66,371	(627)	(627)
Repurchase of common stock	(391,120)	(4)	(4,997)	—	—	—	—	(5,001)
Common stock cash dividend	—	—	(19,298)	—	(18,193)	—	—	(37,491)
Balance at June 25, 2017	53,350,746	$527	$719,957	$(3,921)	$(27,272)	112,809	$(1,044)	$688,247
See accompanying notes to unaudited condensed consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six months ended June 25, 2017	Six months ended June 26, 2016
Cash flows from operating activities:
Net (loss) income	$(25,372)	$14,350
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	36,364	33,349
Non-cash compensation expense	1,595	1,237
Non-cash interest expense	1,392	1,392
Deferred income taxes	1,091	(5,527)
(Gain) loss on sale or disposal of assets	(2,546)	2,351
Non-cash charge to investments	250	—
Impairment of long-lived assets	6,485	—
Goodwill and mastheads impairment	27,448	—
Pension and other postretirement benefit obligations	(877)	(973)
Changes in assets and liabilities:
Accounts receivable, net	15,519	20,494
Inventory	1,043	(1,166)
Prepaid expenses	(4,012)	(3,087)
Other assets	(1,865)	(2,763)
Accounts payable	6,001	(1,164)
Accrued expenses	(13,619)	(28,693)
Deferred revenue	(301)	268
Other long-term liabilities	1,043	756
Net cash provided by operating activities	49,639	30,824
Cash flows from investing activities:
Purchases of property, plant, and equipment	(4,824)	(5,443)
Proceeds from sale of publications and other assets	14,663	3,076
Acquisitions, net of cash acquired	(22,060)	(82,819)
Net cash used in investing activities	(12,221)	(85,186)
Cash flows from financing activities:
Repayments under term loans	(11,754)	(1,755)
Payment of offering costs	(431)	—
Purchase of treasury stock	(627)	(353)
Repurchase of common stock	(5,001)	—
Payment of dividends	(37,524)	(29,479)
Net cash used in financing activities	(55,337)	(31,587)
Net decrease in cash and cash equivalents	(17,919)	(85,949)
Cash and cash equivalents at beginning of period	172,246	146,638
Cash and cash equivalents at end of period	$154,327	$60,689
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
The Company’s operating segments (Eastern US Publishing ("East"), Central US Publishing ("Central"), Western US Publishing ("West"), and BridgeTower) are aggregated into one reportable segment.
The newspaper industry and the Company have experienced declining revenue and profitability over the past several years. As a result, the Company has implemented, and continues to implement, plans to reduce costs and preserve cash flow. This includes cost reduction programs and the sale of non-core assets. The Company believes these initiatives along with cash provided by operating activities will provide it with the financial resources necessary to invest in the business and provide sufficient cash flow to enable the Company to meet its commitments. However, the Company did recognize goodwill and mastheads impairments during the second quarter of 2017. Refer to Note 5 for further discussion.
Long-Lived Asset Impairment
As part of the ongoing cost reduction programs, the Company is consolidating print facilities, and during the six months ended June 25, 2017, the Company ceased printing operations at eleven facilities.  As a result, the Company recognized an impairment charge of $6,485 and accelerated depreciation of $1,216 during the six months ended June 25, 2017. The Company will accelerate depreciation of approximately $1,400 related to machinery and equipment in the third quarter of 2017.
Dispositions
On June 2, 2017, the Company completed its sale of the Mail Tribune, located in Medford, Oregon, for approximately $14,700, including estimated working capital.  As a result, a pre-tax gain of approximately $5,400, net of selling expenses, is included in (gain) loss on sale or disposal of assets on the Consolidated Statement of Operations and Comprehensive (Loss) Income since the disposition did not qualify for treatment as a discontinued operation.
Reclassifications

Certain amounts in the prior period's condensed consolidated financial statements have been reclassified to conform to the current year presentation.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). ASU No. 2014-09 will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers - Principal versus Agent Considerations” (Topic 606), which clarifies the implementation guidance on principal versus agent considerations. During 2016, the Company established a project team to identify potential differences that would result from the application of this standard.  The Company is in the process of reviewing customer contracts, identifying contractual provisions that may result in a change in the timing or the amount of revenue recognized and assessing the enhanced disclosure requirements of the new guidance.  The Company will adopt the requirements of the new standard on January 1, 2018 and anticipates using the modified retrospective transition method.

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

In November 2016, the FASB issued ASU No. 2016-18, “Restricted Cash” (Topic 230), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. The provisions of ASU 2016-18 are effective for fiscal years beginning after December 15, 2017 and should be applied using a retrospective transition method. Early adoption is permitted. Other than the revised statement of cash flows presentation, the adoption of ASU 2017-07 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment” (Topic 350), which simplifies subsequent goodwill measurement by eliminating Step 2 from the goodwill impairment test. Under this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019 with early adoption permitted for annual goodwill impairment tests performed after January 1, 2017. The standard must be applied prospectively. The Company early-adopted the guidance of this accounting standard during the second quarter of fiscal 2017 in connection with its annual impairment testing to reduce the complexity and costs of evaluating goodwill for impairment. It was adopted on a prospective basis. As a result of the adoption, a single step quantitative test was performed. Refer to Note 5 for further discussion.

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
(2) Acquisitions
2017 Acquisitions
The Company acquired substantially all the assets, properties and business of certain publications and businesses on January 31, 2017 and February 10, 2017 (“2017 Acquisitions”), which included five daily newspapers, fifteen weekly publications, eleven shoppers, and an event production business for an aggregate purchase price of $21,430, including estimated working capital. The acquisitions were financed from cash on hand. The rationale for the acquisitions was primarily due to the attractive nature, as applicable, of the newspaper assets and event production business, and cash flows combined with cost saving and revenue-generating opportunities available.
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
The following table summarizes the preliminary fair values of the assets and liabilities:

Current assets	$2,823
Property, plant and equipment	17,610
Noncompete agreements	230
Advertiser relationships	790
Subscriber relationships	320
Customer relationships	202
Mastheads	810
Goodwill	1,381
Total assets	24,166
Current liabilities	2,736
Total liabilities	2,736
Net assets	$21,430
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
The Company recorded approximately $25 and $178 of selling, general and administrative expense for acquisition-related costs for the 2017 Acquisitions during the three and six months ended June 25, 2017.
For tax purposes, the amount of goodwill that is expected to be deductible is $1,381.

2016 Acquisitions
The Company acquired substantially all the assets, properties and business of certain publications and businesses on December 31, 2015, January 12, 2016, March 18, 2016, April 22, 2016, April 29, 2016, June 29, 2016, August 1, 2016, September 30, 2016, and November 30, 2016 (“2016 Acquisitions”), which included 68 business publications, seven daily newspapers, seven weekly publications, eleven shoppers, and digital platforms for an aggregate purchase price of $135,908, including working capital. The acquisitions were financed from cash on hand. The rationale for the acquisitions was primarily due to the attractive nature, as applicable, of the newspaper assets and digital platforms, and cash flows combined with cost saving and revenue-generating opportunities available.
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
The following table summarizes the fair values of the assets and liabilities:

Current assets	$20,820
Other assets	4,195
Property, plant and equipment	36,105
Noncompete agreements	886
Advertiser relationships	32,312
Subscriber relationships	13,696
Customer relationships	5,113
Software	5,783
Trade names	2,448
Mastheads	9,217
Goodwill	56,749
Total assets	187,324
Current liabilities	26,532
Pension obligations	16,299
Other long-term liabilities	8,585
Total liabilities	51,416
Net assets	$135,908
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
The Company recorded approximately $2,048 of selling, general and administrative expense for acquisition-related costs for the 2016 Acquisitions.
In a 2016 stock acquisition, the Company acquired goodwill with a tax cost basis of $50,325 and a net tax basis of $10,746. As a result, for tax purposes, the amount of goodwill that is expected to be deductible for the 2016 Acquisitions is $43,103.
(3) Share-Based Compensation
The Company recognized compensation cost for share-based payments of $764, $618, $1,595, and $1,237 during the three and six months ended June 25, 2017 and June 26, 2016, respectively. The total compensation cost not yet recognized related to non-vested awards as of June 25, 2017 was $4,904, which is expected to be recognized over a weighted average period of 1.96 years through May 2019.

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
During the three months ended March 26, 2017, grants of restricted shares totaling 182,035 shares were made to the Company’s Employees, and 24,976 shares were forfeited. There were no grants or forfeited restricted shares during the three months ended June 25, 2017.
As of June 25, 2017 and June 26, 2016, there were 372,166 and 352,124 RSGs, respectively, issued and outstanding with a weighted average grant date fair value of $16.87 and $18.20, respectively. As of June 25, 2017, the aggregate intrinsic value of unvested RSGs was $4,968.
RSG activity during the six months ended June 25, 2017 was as follows:

	Number of RSGs	Weighted-Average Grant Date Fair Value
Unvested at December 25, 2016	335,593	$18.18
Granted	182,035	15.89
Vested	(120,486)	19.04
Forfeited	(24,976)	16.89
Unvested at June 25, 2017	372,166	$16.87
FASB ASC Topic 718, “Compensation – Stock Compensation”, requires the recognition of share-based compensation for the number of awards that are ultimately expected to vest. The Company’s estimated forfeitures are based on historical forfeiture rates. Estimated forfeitures are reassessed periodically, and the estimate may change based on new facts and circumstances.
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
A rollforward of the accrued restructuring costs, included in accrued expenses on the balance sheet, for the six months ended June 25, 2017 is outlined below.

	Severance and Related Costs	Other Costs (1)	Total
Balance at December 25, 2016	$1,178	$356	$1,534
Restructuring provision included in Integration and Reorganization	4,082	525	4,607
Cash payments	(3,379)	(805)	(4,184)
Balance at June 25, 2017	$1,881	$76	$1,957

(1)	Other costs primarily included costs to consolidate operations.
The restructuring reserve balance is expected to be paid out over the next twelve months.
The following table summarizes the costs incurred and cash paid in connection with these restructuring programs for the three and six months ended June 25, 2017 and June 26, 2016.

	Three months ended June 25, 2017	Three months ended June 26, 2016	Six months ended June 25, 2017	Six months ended June 26, 2016
Severance and related costs	$1,857	$822	$4,082	$1,690
Severance and other costs assumed from acquisition	—	—	—	95
Other costs	380	587	525	645
Cash payments	(2,070)	(1,578)	(4,184)	(3,883)

(5) Goodwill and Intangible Assets
Goodwill and intangible assets consisted of the following:

	June 25, 2017
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Advertiser relationships	$175,708	$30,510	$145,198
Customer relationships	25,140	4,030	21,110
Subscriber relationships	91,264	17,081	74,183
Other intangible assets	9,819	3,243	6,576
Total	$301,931	$54,864	$247,067
Nonamortized intangible assets:
Goodwill	$200,735
Mastheads	93,723
Total	$294,458

	December 25, 2016
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Advertiser relationships	$174,918	$24,618	$150,300
Customer relationships	24,938	3,153	21,785
Subscriber relationships	90,944	13,911	77,033
Other intangible assets	9,589	1,950	7,639
Total	$300,389	$43,632	$256,757
Nonamortized intangible assets:
Goodwill	$227,954
Mastheads	94,720
Total	$322,674
As of June 25, 2017, the weighted average amortization periods for amortizable intangible assets are 15.2 years for advertiser relationships, 15.2 years for customer relationships, 14.5 years for subscriber relationships and 5.0 years for other intangible assets. The weighted average amortization period in total for all amortizable intangible assets is 14.6 years.
Amortization expense for the three and six months ended June 25, 2017 and June 26, 2016 was $5,630, $5,291, $11,232, and $9,690, respectively. Estimated future amortization expense as of June 25, 2017, is as follows:

For the following fiscal years:
2017	$11,272
2018	22,539
2019	20,881
2020	20,182
2021	20,176
Thereafter	152,017
Total	$247,067

The changes in the carrying amount of goodwill for the period from December 25, 2016 to June 25, 2017 are as follows:

Balance at December 25, 2016	$227,954
Goodwill acquired in business combinations	1,217
Goodwill impairment	(25,641)
Goodwill from divestitures	(2,795)
Balance at June 25, 2017	$200,735
The Company’s annual impairment assessment is made on the last day of its fiscal second quarter.
The carrying value of goodwill and indefinite-lived intangible assets are evaluated for possible impairment on an annual basis or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or indefinite-lived intangible asset below its carrying value. The Company adopted ASU No. 2017-04 in the second quarter and performed a quantitative goodwill impairment test to identify the existence of impairment, if any, and the amount of impairment loss. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.
As part of the annual impairment assessments, as of June 25, 2017, the fair values of the Company’s reporting units, which include East, West, Central and BridgeTower, for goodwill impairment testing and indefinite-lived intangible assets, which include newspaper mastheads, were estimated using the expected present value of future cash flows, recent industry multiples and using estimates, judgments and assumptions that management believes were appropriate in the circumstances. The estimates and judgments used in the assessment included multiples for EBITDA, the weighted average cost of capital and the terminal growth rate. The Company determined that the future cash flow and industry multiple analyses provided the best estimate of the fair value of its reporting units.  As a result of the annual assessment, the Company recorded a goodwill impairment in two of its reporting units, Central and West, for a total of $25,641. The impairment is primarily due to continuing economic pressures in the newspaper industry and a decline in the Company's stock price. Key assumptions in the impairment analysis include revenue and EBITDA projections, discount rates, long-term growth rates and the effective tax rate that the Company determined to be appropriate. Revenue projections reflected slight declines in the current and next year, and revenues are expected to moderate to a terminal growth rate of 1%. Discount rates ranged from 16% to 17%. The effective tax rate was 40%.
The total Company’s estimate of reporting unit fair values was reconciled to its then market capitalization (based upon the stock market price and fair value of debt) plus an estimated control premium.
The Company uses a “relief from royalty” approach, a discounted cash flow model, to determine the fair value of each reporting units' mastheads.  The estimated fair value exceeded carrying value for mastheads except in the West reporting unit, which recognized an impairment charge of $1,807. This is primarily due to a decrease in sales, mostly related to the sale of the Mail Tribune in Medford, Oregon, and declining profitability. The fair value of mastheads exceeded carrying value by less than 10% in the East and Central reporting units. Key assumptions within the masthead analysis included revenue projections, discount rates, royalty rates, long-term growth rates and the effective tax rate that the Company determined to be appropriate. Revenue projections reflected declines in the current and next year, and revenues are expected to moderate to a terminal growth rate of 1%. Discount rates ranged from 16% to 17%, and royalty rates ranged from 1.25% to 1.75%. The effective tax rate was 40%.
The Company considered the impairment of goodwill to be a potential indicator of impairment under ASC 360. The Company determined that the long-lived asset groups were the same as its reporting units. The Company performed an analysis of its undiscounted cash flows in the Central and West reporting units to determine if there was an impairment of long-lived assets. The sum of undiscounted cash flows over the primary asset’s weighted-average remaining useful life exceeded the groups’ carrying value, so there was no impairment.
The newspaper industry and the Company have experienced declining same store revenue and profitability over the past several years. Should general economic, market or business conditions decline, and have a negative impact on estimates of future cash flow and market transaction multiples, the Company may be required to record impairment charges in the future.
(6) Indebtedness

New Media Credit Agreement
On June 4, 2014, New Media Holdings II LLC (the “New Media Borrower”), a wholly owned subsidiary of New Media, entered into a credit agreement (the “New Media Credit Agreement”) among the New Media Borrower, New Media Holdings I LLC (“Holdings I”), the lenders party thereto, RBS Citizens, N.A. and Credit Suisse Securities (USA) LLC as joint lead arrangers and joint bookrunners, Credit Suisse AG, Cayman Islands Branch as syndication agent and Citizens Bank of Pennsylvania as administration agent which provides for (i) a $200,000 senior secured term facility (the “Term Loan Facility” and any loan thereunder, including as part of the Incremental Facility, “Term Loans”) and (ii) a $25,000 senior secured revolving credit facility, with a $5,000 sub-facility for letters of credit and a $5,000 sub-facility for swing loans, (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Senior Secured Credit Facilities”). In addition, the New Media Borrower may request one or more new commitments for term loans or revolving loans from time to time up to an aggregate total of $75,000 (the “Incremental Facility”) subject to certain conditions. On June 4, 2014, the New Media Borrower borrowed $200,000 under the Term Loan Facility (the “Initial Term Loans”). As of June 25, 2017, $0 was drawn under the Revolving Credit Facility. The Term Loans mature on June 4, 2020 and the maturity date for the Revolving Credit Facility is June 4, 2019. The New Media Credit Agreement was amended:
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
As of June 25, 2017 the New Media Credit Agreement had a weighted average interest rate of 7.29%.
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
As of June 25, 2017, the Company is in compliance with all of the covenants and obligations under the New Media Credit Agreement.
Advantage Credit Agreements
In connection with the purchase of the assets of Halifax Media, which closed on January 9, 2015, certain subsidiaries of the Company (the “Advantage Borrowers”) agreed to assume all of the obligations of Halifax Media and its affiliates in respect of each of (i) that certain Consolidated Amended and Restated Credit Agreement dated January 6, 2012 among Halifax Media Acquisition LLC, Advantage Capital Community Development Fund XXVIII, L.L.C., and Florida Community Development Fund II, L.L.C. (as amended, the “Halifax Florida Credit Agreement”) and (ii) that certain Credit Agreement dated June 18, 2013 between Halifax Alabama, LLC and Southeast Community Development Fund V, L.L.C. (the “Halifax Alabama Credit Agreement” and, together with the Halifax Florida Credit Agreement, the “Advantage Credit Agreements”), respectively (the debt under the Halifax Florida Credit Agreement, the “Advantage Florida Debt”; and the debt under the Halifax Alabama Credit Agreement, the “Advantage Alabama Debt”).
The Halifax Alabama Credit Agreement is in the principal amount of $8,000 and bears interest at the rate of LIBOR plus 6.25% per annum (with a minimum of 1% LIBOR) payable quarterly in arrears, maturing on March 31, 2019. The Advantage Alabama Debt is secured by a perfected second priority security interest in all the assets of the Advantage Borrowers and certain other subsidiaries of the Company, subject to the limitation that the maximum amount of secured obligations is $15,000. The Advantage Alabama Debt is unconditionally guaranteed by Holdings I and certain subsidiaries of the New Media Borrowers and is required to be guaranteed by all future material wholly-owned domestic subsidiaries, subject to certain exceptions. The Advantage Alabama Debt is subordinated to the New Media Credit Agreement pursuant to an intercreditor agreement. The Halifax Florida Credit Agreement was in the principal amount of $10,000, bore interest at the rate of 5.25% per annum, payable quarterly in arrears, and matured on December 31, 2016. On December 30, 2016, the Company paid the outstanding balance under the Advantage Florida Debt in the amount of $10,000 with cash on hand.
The Halifax Alabama Credit Agreement contains covenants substantially consistent with those contained in the New Media Credit Agreement in addition to those required for compliance with the New Markets Tax Credit program. The Advantage Borrowers are permitted to make voluntary prepayments at any time without premium or penalty and are subject to customary mandatory prepayment events including from proceeds from asset sales and certain debt obligations.
The Halifax Alabama Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Advantage Borrowers and certain of the Company subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, fundamental changes, dispositions, and dividends and other distributions. The Halifax Alabama Credit Agreement contains a financial covenant that requires Holdings I, the New Media Borrower and the New Media Borrower’s subsidiaries to maintain a maximum total leverage ratio of 3.75 to 1.00. The Halifax Alabama Credit Agreement contains customary events of default.
As of June 25, 2017, the Company is in compliance with all of the covenants and obligations under the Halifax Alabama Credit Agreement.
Fair Value
The fair value of long-term debt under the Senior Secured Credit Facilities and the Advantage Credit Agreements was estimated at $351,039 as of June 25, 2017, based on discounted future contractual cash flows and a market interest rate adjusted for necessary risks, including the Company’s own credit risk as there are no rates currently observable in publicly traded debt markets of risk with similar terms and average maturities. Accordingly, the Company’s long-term debt under the Senior Secured Credit Facilities is classified within Level 3 of the fair value hierarchy.

Payment Schedule
As of June 25, 2017, scheduled principal payments of outstanding debt are as follows:

2017	$2,632
2018	2,632
2019	11,509
2020	334,266
$351,039
Less:
Short-term debt	4,387
Remaining original issue discount	6,197
Deferred financing costs	1,957
Long-term debt	$338,498

For further information, see Note 9 to the Consolidated Financial Statements, “Indebtedness,” in the Annual Report on Form 10-K for the fiscal year ended December 25, 2016.
(7) Related Party Transactions
As of December 29, 2013, Newcastle (an affiliate of FIG LLC (the “Manager”) beneficially owned approximately 84.6% of the Company’s outstanding common stock. On February 13, 2014, Newcastle completed the spin-off of the Company. On February 14, 2014, New Media became a separate, publicly traded company trading on the NYSE under the ticker symbol “NEWM”. As a result of the spin-off and listing, the fees included in the Management Agreement with the Company’s Manager became effective. As of June 25, 2017, Fortress and its affiliates owned approximately 1.3% of the Company’s outstanding stock and approximately 39.5% of the Company’s outstanding warrants. The Company’s Manager (or its affiliates) hold 2,307,562 stock options of the Company’s stock as of June 25, 2017. During the three and six months ended June 25, 2017 and June 26, 2016, Fortress and its affiliates were paid $239, $225, $477, and $450 in dividends, respectively.
In addition, the Company’s Chairman, Wesley Edens, is also the Co-Chairman of the board of directors of Fortress. The Company does not pay Mr. Edens a salary or any other form of compensation.
The Company’s Chief Operating Officer owns an interest in a company, from which the Company recognized revenue of $172, $135, $312, and $233 during the three and six months ended June 25, 2017 and June 26, 2016, respectively, which is included in commercial printing and other on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.
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

The Company recognized $2,422, $2,390, $5,318, and $4,779 for management fees and $1,866, $3,507, $1,866, and $3,706 for incentive compensation within selling, general and administrative expense during the three and six months ended June 25, 2017 and June 26, 2016, respectively. The Company paid to FIG LLC $1,930, $2,388, $6,280, and $3,185 in management fees and $0, $0, $5,915, and $20,938 in incentive compensation during the three and six months ended June 25, 2017 and June 26, 2016, respectively. In addition, the Company recognized expense reimbursement amounts of approximately $342, $620, $892, and $1,023 during the three and six months ended June 25, 2017 and June 26, 2016, respectively. The Company had an outstanding liability for all management agreement related fees of $4,736 and $10,080 at June 25, 2017 and December 25, 2016, respectively, included in accrued expenses.
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
In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company concluded that during the six months ended June 25, 2017, a net increase to the valuation allowance of $8,632 would be necessary to offset additional deferred tax assets. Of this amount, a $8,632 increase was recognized through the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
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
The tax effects resulting from utilizing the annual effective tax rate for the six months ended June 25, 2017 was determined to not be an effective method to determine the tax expense for that period. Therefore, the Company calculated its tax provision based upon year-to-date results.
For the six months ended June 25, 2017, the expected federal tax benefit at 34% is $8,074. The difference between the expected tax benefit and the year-to-date tax expense of $1,624 is primarily attributable to the tax effect of the federal valuation allowance of $8,632, state taxes of $522 and a tax charge related to non-deductible expenses of $544.
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
(9) Equity
(Loss) Earnings Per Share
The following table sets forth the computation of basic and diluted (loss) earnings per share (“EPS”):

	Three months ended June 25, 2017	Three months ended June 26, 2016	Six months ended June 25, 2017	Six months ended June 26, 2016
Numerator for earnings per share calculation:
Net (loss) income	$(21,687)	$9,383	$(25,372)	$14,350
Denominator for earnings per share calculation:
Basic weighted average shares outstanding	53,119,530	44,528,457	53,153,138	44,505,991
Effect of dilutive securities:
Stock Options and Restricted Stock	—	384,237	—	384,931
Diluted weighted average shares outstanding	53,119,530	44,912,694	53,153,138	44,890,922
For the three and six months ended June 25, 2017, the Company excluded 1,362,479 and 1,362,479 common stock warrants, 372,166 and 372,166 RSGs, and 2,307,562 and 2,307,562 stock options, respectively, from the computation of diluted income per share because their effect would have been antidilutive. For the three and six months ended June 26, 2016, the Company excluded 1,362,479 and 1,362,479 common stock warrants and 700,000 and 700,000 stock options, respectively, from the computation of diluted income per share because their effect would have been antidilutive.
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
On May 17, 2017, the Board of Directors authorized the repurchase of up to $100,000 of the Company's common stock ("Share Repurchase Program") over the next 12 months. Under the Share Repurchase Program, the Company may purchase its shares from time to time in the open market or in privately negotiated transactions. During the three months ended June 25, 2017, the Company repurchased 391,120 shares at a weighted average price of $12.77 per share for a total cost, including transaction costs, of $5,001. The shares were subsequently retired. The cost paid to acquire the shares in excess of par was recorded in additional paid-in capital in the consolidated balance sheet.
Pursuant to the anti-dilution provisions of the Incentive Plan, the exercise price on the 745,062 options granted to the Manager in 2014 were equitably adjusted from $15.71 to $14.37 as a result of the 2016 return of capital distributions.
Pursuant to the anti-dilution provisions of the Incentive Plan, the exercise price on the 700,000 options granted to the Manager in 2015 were equitably adjusted from $21.70 to $20.36 as a result of the 2016 return of capital distributions.

During the three months ended June 25, 2017, the Company issued 16,605 shares of its common stock to its Non-Officer Directors to settle a liability of $225 for 2016 services.
The following table includes additional information regarding the Manager stock options:

	Number of Options	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 25, 2016	2,307,562	$4.07	$17.64	8.7	$186
Outstanding at June 25, 2017	2,307,562	$4.07	$16.80	8.2	$—

Exercisable at June 25, 2017	1,619,229		$17.07	7.6	$—
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss by component for the six months ended June 25, 2017 and June 26, 2016 are outlined below.

Net actuarial loss and prior service cost (1)
For the six months ended June 25, 2017:
Balance at December 25, 2016	$(3,977)
Other comprehensive income before reclassifications	—
Amounts reclassified from accumulated other comprehensive loss	56
Net current period other comprehensive income, net of taxes	56
Balance at June 25, 2017	$(3,921)
For the six months ended June 26, 2016:
Balance at December 27, 2015	$(3,158)
Other comprehensive income before reclassifications	—
Amounts reclassified from accumulated other comprehensive loss	41
Net current period other comprehensive income, net of taxes	41
Balance at June 26, 2016	$(3,117)

(1)	This accumulated other comprehensive loss component is included in the computation of net periodic benefit cost. See Note 10.
The following table presents reclassifications out of accumulated other comprehensive loss for the three and six months ended June 25, 2017 and June 26, 2016.

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three months ended June 25, 2017	Three months ended June 26, 2016	Six months ended June 25, 2017	Six months ended June 26, 2016		Affected Line Item in the Consolidated Statements of Operations and Comprehensive (Loss) Income
Amortization of unrecognized loss	$28	$17	$56	$41	(1)
Amounts reclassified from accumulated other comprehensive loss	28	17	56	41		(Loss) income before income taxes
Income tax expense	—	—	—	—		Income tax benefit
Amounts reclassified from accumulated other comprehensive loss, net of taxes	$28	$17	$56	$41		Net (loss) income

(1)	This accumulated other comprehensive loss component is included in the computation of net periodic benefit cost. See Note 10.
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
On April 27, 2017, the Company announced a first quarter 2017 cash dividend of $0.35 per share of Common Stock, par value $0.01 per share, of New Media. The dividend was paid on May 18, 2017, to shareholders of record as of the close of business on May 10, 2017.
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
The following provides information on the pension plans and postretirement medical and life insurance plans for the three and six months ended June 25, 2017 and June 26, 2016:

	Three months ended June 25, 2017		Three months ended June 26, 2016		Six months ended June 25, 2017		Six months ended June 26, 2016
	Pension	Postretirement	Pension	Postretirement	Pension	Postretirement	Pension	Postretirement
Components of net periodic benefit costs:
Service cost	$157	$1	$75	$4	$314	$2	$150	$10
Interest cost	780	27	814	56	1,560	54	1,618	111
Expected return on plan assets	(1,045)	—	(1,044)	—	(2,090)	—	(2,089)	—
Amortization of unrecognized loss (gain)	44	(16)	17	—	88	(32)	41	—
Total	$(64)	$12	$(138)	$60	$(128)	$24	$(280)	$121
For the three and six months ended June 25, 2017 and June 26, 2016, the Company recognized a total of $(52), $(78), $(104) and $(159) in pension and postretirement benefit, respectively. During the three and six months ended June 25, 2017, the Company contributed $349 and $663 to the pension plans, respectively. The Company is expected to pay an additional $852 in employer contributions to the pension plans during the remainder of the current fiscal year.
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
The following table provides information for the Company’s major categories of financial assets and liabilities measured or disclosed at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
As of June 25, 2017
Assets
Cash and cash equivalents	$154,327	$—	$—	$154,327
Restricted cash	3,406	—	—	3,406
As of December 25, 2016
Assets
Cash and cash equivalents	$172,246	$—	$—	$172,246
Restricted cash	3,406	—	—	3,406
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
During the quarter ended June 25, 2017, certain goodwill and mastheads were written down to their implied fair value using Level 3 inputs. The valuation techniques and significant inputs and assumptions utilized to measure fair value are discussed in Note 5.
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
Restricted cash at June 25, 2017 and December 25, 2016, in the aggregate amount of $3,406 and $3,406, respectively, is used as cash collateral for certain business operations.
(13) Subsequent Events
New Media Credit Agreement
On July 14, 2017, the New Media Credit Agreement was amended to, among other things, (i) extend the maturity date of the outstanding term loans to July 14, 2022 (the “Extended Term Loans”), (ii) provide for a 1.00% prepayment premium for any prepayments of the Extended Term Loans made in connection with certain repricing transactions effected within six months of the date of the amendment, (iii) extend the maturity date of the revolving credit facility to July 14, 2021, (iv) provide for additional dollar-denominated term loans in an aggregate principal amount of $20,000 (the “2017 Incremental Term Loans”) on the same terms as the Extended Term Loans and (v) increase the amount of the incremental facility that may be requested on or after the date of the amendment (inclusive of the 2017 Incremental Term Loans) to $100,000.
Acquisition

On June 30, 2017, the Company completed the acquisition of several newspapers and related assets from Calkins Media, Inc. (“Calkins”) for $17,500, in cash, plus working capital. We funded the acquisition with cash on hand. Calkins is comprised of four daily and one weekly publications in the Philadelphia and Pittsburgh, Pennsylvania suburbs with an average daily and Sunday circulation of over 75 and 108, respectively.
Dividends
On July 27, 2017, the Company announced a second quarter 2017 cash dividend of $0.35 per share of Common Stock, par value $0.01 per share, of New Media. The dividend will be paid on August 17, 2017, to shareholders of record as of the close of business on August 9, 2017.

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
Our portfolio of media assets today spans across 555 markets and 36 states. Our products include 636 community print publications, 555 websites and two yellow page directories. As of March 26, 2017 and June 25, 2017, we reach over 21 million people per week and serve over 225,000 business customers.
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
Our business strategy is to be the preeminent provider of local news, information, advertising, and digital and business services in the markets we operate in. We aim to grow our business organically through both our consumer and SMB strategies. We also plan to continue to pursue strategic acquisitions of high-quality local media and digital marketing assets at attractive valuation levels. Finally, we intend to distribute a substantial portion of our free cash flow generated from operations or other sources as a dividend to stockholders through a quarterly dividend, subject to satisfactory financial performance and approval by our board of directors (the “Board of Directors” or "Board") and dividend restrictions in the New Media Credit Agreement (as defined below). The Board of Directors’ determinations regarding dividends will depend on a variety of factors, including the Company’s U.S. generally accepted accounting principles (“GAAP”) net income, free cash flow generated from operations or other sources, liquidity position and potential alternative uses of cash, such as acquisitions, as well as economic conditions and expected future financial results.
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
Central to this business strategy is our wholly-owned subsidiary formerly known as Propel Business Services, the Company's SMB solutions provider, which has been rebranded as UpCurve, Inc. ("UpCurve"). In addition, the digital marketing services of UpCurve, previously known as Propel Marketing, will be marketed under the ThriveHive name. We launched the products in 2012 and have seen rapid growth since then. We believe UpCurve, combined with our strong local brands and in-market sales force, is in a position to continue as a key component to our overall organic growth strategy.
The opportunity UpCurve aims to seize upon is as follows:
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
UpCurve is designed to offer a complete set of turn-key digital marketing and business services to SMBs that provide transparent results to the business owners. UpCurve's products include marketing technology, business management solutions, IT/Infrastructure, voice and email communication offerings and small business financing. In a recent acquisition we acquired a turn-key proprietary software that enables SMB owners to run their own digital and contact marketing campaigns; UpCurve continues to evolve to meet the needs of the full spectrum of SMBs. UpCurve provides four broad categories of services: building businesses a presence, helping businesses to be located by consumers online, engaging with consumers, and growing their customer base.
Similarly, GateHouse Live, our event production business, specializes in delivering world class events for the media industry.
We believe our local media properties and local sales infrastructure are uniquely positioned to sell these digital marketing and business services to local business owners and give us distinct advantages, including:

•	our strong and trusted local brands, with 85% of our daily newspapers having been publishing local content for more than 100 years;

•	our ability to market through our print and online properties, driving branding and traffic; and

•	our more than 1,350 local, direct, in-market sales professionals with long standing relationships with small businesses in the communities we serve.
Our core products include:

•	125 daily newspapers as of June 25, 2017 with total paid circulation of approximately 1.5 million and 1.3 million as of March 26, 2017 and June 25, 2017, respectively;

•	313 weekly newspapers (published up to three times per week) with total paid circulation of approximately 329,000 and total free circulation of approximately 2.0 million;

•	130 “shoppers” (generally advertising-only publications) with total circulation of approximately 3.1 million;

•	555 locally focused websites, which extend our businesses onto the internet and mobile devices with approximately 258 million page views per month;

•	two yellow page directories, with a distribution of approximately 230,000, that covers a population of approximately 411,000 people;

•	68 business publications; and

•	UpCurve business services and ThriveHive digital marketing.

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
We have experienced ongoing declines in same store print advertising revenue streams and increased volatility of operating performance, despite our geographic diversity, well-balanced portfolio of products, broad customer base and reliance on smaller markets. We may experience additional declines and volatility in the future. These declines in print advertising revenue have come with the shift from traditional media to the internet for consumers and businesses. We believe our local advertising tends to be less sensitive to economic cycles than national advertising because local businesses generally have fewer advertising channels through which to reach their target audience. We are making investments in digital platforms, such as UpCurve, as well as online, and mobile applications, to support our print publications in order to capture this shift as witnessed by our digital advertising and business services revenue growth, which more than doubled between 2013 and 2016.
Our operating costs consist primarily of labor, newsprint and delivery costs. Our selling, general and administrative expenses consist primarily of labor costs.
Compensation represents just under 50% of our expenses. Over the last few years, we have worked to drive efficiencies and centralization of work throughout our Company. Additionally, we have taken steps to cluster our operations thereby increasing the usage of facilities and equipment while increasing the productivity of our labor force. We expect to continue to employ these steps as part of our business strategy.
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
During 2016, we acquired substantially all the assets and assumed substantially all the liabilities of certain businesses, which included 68 niche publications, seven daily newspapers, seven weekly publications, eleven shoppers, and digital platforms for an aggregate purchase price of $135.9 million, including working capital.

Management Agreement
On November 26, 2013, New Media entered into the management agreement (as amended and restated, the “Management Agreement”) with FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC ("Fortress"), pursuant to which the Manager manages the operations of New Media. We pay the Manager a management fee equal to 1.5% of New Media’s Total Equity (as defined in the Management Agreement) and the Manager is eligible to receive incentive compensation.
On February 14, 2017, Fortress announced that it had entered into the Merger Agreement with SB Foundation Holdings LP, a Cayman Islands exempted limited partnership (“SoftBank Parent”) and an affiliate of SoftBank Group Corp. (“SoftBank”), and Foundation Acquisition LLC, a Delaware limited liability company and wholly owned subsidiary of SoftBank Parent (“SoftBank Merger Sub”), pursuant to which SoftBank Merger Sub will merge with and into Fortress, with Fortress surviving as a wholly owned subsidiary of SoftBank Parent. While Fortress’s senior investment professionals are expected to remain in place, including those individuals who perform services for us, there can be no assurance that the SoftBank merger will not have an impact on us or our relationship with the Manager. Fortress informed the Company that it believes that under the Investment Advisers Act of 1940, as amended, the change of ownership resulting from the completion of the SoftBank merger will result in a deemed assignment of the Management Agreement, and that as a result, the Manager is required to obtain the Company’s consent to the assignment. On April 27, 2017, the disinterested members of our board of directors unanimously approved the consent to the assignment. The disinterested members of our board of directors were advised by outside independent counsel.

Long-Lived Asset Impairment
As part of the ongoing cost reduction programs, we are consolidating print facilities, and during the six months ended June 25, 2017, the Company ceased printing operations at eleven facilities.  As a result, we recognized an impairment charge of $6.5 million and accelerated depreciation of $1.2 million during the six months ended June 25, 2017. We will accelerate depreciation of approximately $1.4 million related to machinery and equipment in the third quarter of 2017.
Dispositions
On June 2, 2017, we completed the sale of the Mail Tribune, located in Medford, Oregon, for approximately $14.7 million, including estimated working capital.  As a result, a pre-tax gain of approximately $5.4 million, net of selling expenses, is included in (gain) loss on sale or disposal of assets on the consolidated statement of operations and comprehensive (loss) income.
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
With the exception of the adoption of Accounting Standards Update No. 2017-04 “Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment” (Topic 350) described in Note 1 to the unaudited condensed consolidated financial statements, "Unaudited Financial Statements", there have been no other material changes in critical accounting policies in the current year from those described in our Annual Report on Form 10-K for the year ended December 25, 2016.

Results of Operations
The following table summarizes our historical results of operations for New Media for the three and six months ended June 25, 2017 and June 26, 2016. References to “same store” results take into account material acquisitions and divestitures of the Company by adjusting prior year performance to include or exclude financial results as if the Company had owned or divested a business for the comparable period. The results of several acquisitions (“tuck-in acquisitions”) were funded from the Company's available cash and are not considered material.
The same store results for the three months ended June 25, 2017 are the same as reported, and the year-to-date same store results are not significantly different from actual results. Therefore, the revenue discussion below will focus on the as reported amounts only.
NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(In thousands)

	Three months ended June 25, 2017	Three months ended June 26, 2016	Six months ended June 25, 2017	Six months ended June 26, 2016
Revenues:
Advertising	$167,381	$174,153	$322,946	$337,791
Circulation	110,563	104,094	221,368	207,971
Commercial printing and other	44,929	36,583	86,083	69,172
Total revenues	322,873	314,830	630,397	614,934
Operating costs and expenses:
Operating costs	177,020	172,557	354,811	347,010
Selling, general, and administrative	106,497	106,029	212,529	206,113
Depreciation and amortization	18,760	17,258	36,364	33,349
Integration and reorganization costs	2,237	1,409	4,607	2,335
Impairment of long-lived assets	—	—	6,485	—
Goodwill and mastheads impairment	27,448	—	27,448	—
(Gain) loss on sale or disposal of assets	(2,634)	831	(2,546)	2,351
Operating (loss) income	(6,455)	16,746	(9,301)	23,776
Interest expense	7,217	7,524	14,435	14,878
Other expense (income)	60	(90)	12	(254)
(Loss) income before income taxes	(13,732)	9,312	(23,748)	9,152
Income tax expense (benefit)	7,955	(71)	1,624	(5,198)
Net (loss) income	$(21,687)	$9,383	$(25,372)	$14,350
Three Months Ended June 25, 2017 Compared To Three Months Ended June 26, 2016
Revenue. Total revenue for the three months ended June 25, 2017 increased by $8.1 million, or 2.6%, to $322.9 million from $314.8 million for the three months ended June 26, 2016. The increase in total revenue was comprised of a $6.5 million, or 6.2%, increase in circulation revenue and an $8.4 million, or 22.8%, increase in commercial printing and other revenue, which was partially offset by a $6.8 million, or 3.9%, decrease in advertising revenue.
Advertising revenue declines were primarily driven by declines on the print side of our business in the local retail, classified, and preprint categories due to secular pressures and a continuing uncertain economic environment. These secular trends and economic conditions have also led to a decline in our print circulation volumes, which have been partially offset by price increases in select locations. The majority of the increase in commercial printing and other revenue is due to digital marketing services and events revenue.
Operating Costs. Operating costs for the three months ended June 25, 2017 increased by $4.4 million, or 2.5%, to $177.0 million from $172.6 million for the three months ended June 26, 2016. Operating costs include costs from acquisitions of $17.2 million, which was partially offset by a $12.8 million decrease in the costs related to the remaining operations. This decline in operating costs related to the remaining operations was primarily due to a decrease in compensation, hauling and delivery, newsprint and ink, outside services and postage expenses of $6.5 million, $2.0 million, $1.8 million, $1.4 million and $0.7 million, respectively. There were no other decreases greater than $0.5 million.
Selling, General and Administrative. Selling, general and administrative expenses for the three months ended June 25, 2017 increased by $0.6 million, or 0.6%, to $106.6 million from $106.0 million for the three months ended June 26, 2016. The increase includes selling, general and administrative expenses from acquisitions of $8.5 million, which was partially offset by a $7.9 million decrease in the costs related to the remaining operations. This decline in selling, general and administrative expenses related to the remaining operations was primarily due to a decrease in outside services, compensation, travel and entertainment, and telephone expenses of $2.8 million, $1.6 million, $1.0 million and $0.5 million, respectively. There were no other decreases greater than $0.5 million.
Integration and Reorganization Costs. During the three months ended June 25, 2017 and June 26, 2016, we recorded integration and reorganization costs of $2.2 million and $1.4 million, respectively, primarily resulting from severance costs related to acquisition-related synergies and the continued consolidation of our operations resulting from ongoing implementation of our plans to reduce costs and preserve cash flow.
Goodwill and Mastheads Impairment. During the three months ended June 25, 2017, we recorded a $27.4 million goodwill and mastheads impairment due to softening business conditions and the related impact on the fair value of our reporting units. No such charge was recorded during the three months ended June 26, 2016.
Income Tax Expense (Benefit). During the three months ended June 25, 2017 and June 26, 2016, we recorded an income tax expense of $8.0 million and an income tax benefit of $0.1 million, respectively. The increase in income tax expense is due to our tax provision being calculated based upon year-to-date results and reversal of the income tax benefit of $6.3 million recorded in the first three months of 2017 where the Company calculated the tax provision using the full year effective tax rate.
Net (Loss) Income. Net loss for the three months ended June 25, 2017 was $21.7 million and net income for the three months ended June 26, 2016 was $9.4 million. The difference is related to the factors noted above.
Six Months Ended June 25, 2017 Compared To Six Months Ended June 26, 2016
Revenue. Total revenue for the six months ended June 25, 2017 increased by $15.5 million, or 2.5%, to $630.4 million from $614.9 million for the six months ended June 26, 2016. The increase in total revenue was comprised of a $13.4 million, or 6.4%, increase in circulation revenue and a $16.9 million, or 24.4%, increase in commercial printing and other revenue, which was partially offset by a $14.8 million, or 4.4%, decrease in advertising revenue.
Advertising revenue declines were primarily driven by declines on the print side of our business in the local retail, classified, and preprint categories due to secular pressures and a continuing uncertain economic environment. These secular trends and economic conditions have also led to a decline in our print circulation volumes, which have been partially offset by price increases in select locations. The majority of the increase in commercial printing and other revenue is due to digital marketing services and events revenue.
Operating Costs. Operating costs for the six months ended June 25, 2017 increased by $7.8 million, or 2.2%, to $354.8 million from $347.0 million for the six months ended June 26, 2016. Operating costs include costs from acquisitions of $34.2 million, which was partially offset by a $26.4 million decrease in the costs related to the remaining operations. This decline in operating costs related to the remaining operations was primarily due to a decrease in compensation, hauling and delivery, newsprint and ink, outside services, postage and travel and entertainment expenses of $14.8 million, $3.5 million, $3.2 million, $2.3 million, $1.5 million and $1.0 million, respectively.
Selling, General and Administrative. Selling, general and administrative expenses for the six months ended June 25, 2017 increased by $6.5 million, or 3.2%, to $212.6 million from $206.1 million for the six months ended June 26, 2016. The increase includes selling, general and administrative expenses from acquisitions of $19.2 million and an increase in bad debt expense of $0.8 million, which was partially offset by a $13.5 million decrease in the costs related to the remaining operations. This decline in selling, general and administrative expenses related to the remaining operations was primarily due to a decrease in compensation, outside services, travel and entertainment, web hosting and domain expense, telephone expenses, advertising and promotions, bank and credit card fees and business insurance of $3.6 million, $3.0 million, $1.6 million, $1.1 million, $0.9 million, $0.9 million, $0.8 million and $0.5 million, respectively. There were no other decreases greater than $0.5 million.
Integration and Reorganization Costs. During the six months ended June 25, 2017 and June 26, 2016, we recorded integration and reorganization costs of $4.6 million and $2.3 million, respectively, primarily resulting from severance costs related to acquisition-related synergies and the continued consolidation of our operations resulting from ongoing implementation of our plans to reduce costs and preserve cash flow.
Impairment of Long-lived Assets. During the six months ended June 25, 2017, we recorded a $6.4 million impairment of long-lived assets due to eleven printing facilities ceasing operations during the six months ended June 25, 2017, and additional shut downs expected in the third quarter of 2017. No such charge was recorded during the six months ended June 26, 2016.
Goodwill and Mastheads Impairment. During the six months ended June 25, 2017, we recorded a $27.4 million goodwill and mastheads impairment due to softening business conditions and the related impact on the fair value of our reporting units. No such charge was recorded during the six months ended June 26, 2016.
Income Tax Expense (Benefit). During the six months ended June 25, 2017, we recorded an income tax expense of $1.6 million based upon year-to-date results. During the six months ended June 26, 2016, we recorded an income tax benefit of $5.2 million which was primarily due to the discrete income tax benefit recognized during the six months ended June 26, 2016 attributable to the release of a portion of the valuation allowance as deferred tax assets were utilized to offset deferred tax liabilities of two acquired entities.
Net (Loss) Income. Net loss for the six months ended June 25, 2017 was $25.4 million and net income for the six months ended June 26, 2016 was $14.4 million. The difference is related to the factors noted above.
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
Dividends
On July 27, 2017, we announced a second quarter 2017 cash dividend of $0.35 per share of Common Stock, par value $0.01 per share, of New Media. The dividend will be paid on August 17, 2017, to shareholders of record as of the close of business on August 9, 2017.
On April 27, 2017, we announced a first quarter 2017 cash dividend of $0.35 per share of Common Stock, par value $0.01 per share, of New Media. The dividend was paid on May 18, 2017, to shareholders of record as of the close of business on May 10, 2017.

On February 21, 2017, we announced a fourth quarter 2016 cash dividend of $0.35 per share of Common Stock, par value $0.01 per share, of New Media. The dividend was paid on March 16, 2017, to shareholders of record as of the close of business on March 8, 2017.
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
As of June 25, 2017, we are in compliance with all of the covenants and obligations under the New Media Credit Agreement.
On July 14, 2017, the New Media Credit Agreement was amended to, among other things, (i) extend the maturity date of the outstanding term loans to July 14, 2022 (the “Extended Term Loans”), (ii) provide for a 1.00% prepayment premium for any prepayments of the Extended Term Loans made in connection with certain repricing transactions effected within six months of the date of the amendment, (iii) extend the maturity date of the revolving credit facility to July 14, 2021, (iv) provide for additional dollar-denominated term loans in an aggregate principal amount of $20 million (the “2017 Incremental Term Loans”) on the same terms as the Extended Term Loans and (v) increase the amount of the incremental facility that may be requested on or after the date of the amendment (inclusive of the 2017 Incremental Term Loans) to $100 million.
Refer to Note 6 to the unaudited condensed consolidated financial statements, “Indebtedness,” and to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” in our Annual Report on Form 10-K for the fiscal year ended December 25, 2016, for further discussion of the New Media Credit Agreement.
Advantage Credit Agreements
In connection with the purchase of the assets of Halifax Media, which closed on January 9, 2015, certain subsidiaries of the Company (the “Advantage Borrowers”) agreed to assume all of the obligations of Halifax Media and its affiliates in respect of each of (i) that certain Consolidated Amended and Restated Credit Agreement dated January 6, 2012 among Halifax Media Acquisition LLC, Advantage Capital Community Development Fund XXVIII, L.L.C., and Florida Community Development Fund II, L.L.C. (as amended, the “Halifax Florida Credit Agreement”) and (ii) that certain Credit Agreement dated June 18, 2013 between Halifax Alabama, LLC and Southeast Community Development Fund V, L.L.C. (the “Halifax Alabama Credit Agreement” and, together with the Halifax Florida Credit Agreement, the “Advantage Credit Agreements”), respectively (the debt under the Halifax Florida Credit Agreement, the “Advantage Florida Debt”; and the debt under the Halifax Alabama Credit Agreement, the “Advantage Alabama Debt”).
The Halifax Alabama Credit Agreement is in the principal amount of $8 million and bears interest at the rate of LIBOR plus 6.25% per annum (with a minimum of 1% LIBOR) payable quarterly in arrears, maturing on March 31, 2019. The Advantage Alabama Debt is secured by a perfected second priority security interest in all the assets of the Advantage Borrowers and certain other subsidiaries of the Company, subject to the limitation that the maximum amount of secured obligations is $15 million. The Advantage Alabama Debt is unconditionally guaranteed by Holdings I and certain subsidiaries of the New Media Borrowers and is required to be guaranteed by all future material wholly-owned domestic subsidiaries, subject to certain exceptions. The Advantage Alabama Debt is subordinated to the New Media Credit Agreement pursuant to an intercreditor agreement. The Halifax Florida Credit Agreement was in the principal amount of $10 million, bore interest at the rate of 5.25% per annum, payable quarterly in arrears, and matured on December 31, 2016. On December 30, 2016, we paid the outstanding balance under the Advantage Florida Debt in the amount of $10 million with cash on hand.
The Halifax Alabama Credit Agreement contains covenants substantially consistent with those contained in the New Media Credit Agreement in addition to those required for compliance with the New Markets Tax Credit program. The Advantage Borrowers are permitted to make voluntary prepayments at any time without premium or penalty and are subject to customary mandatory prepayment events including from proceeds from asset sales and certain debt obligations.
The Halifax Alabama Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Advantage Borrowers and certain of the Company subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, fundamental changes, dispositions, and dividends and other distributions. The Halifax Alabama Credit Agreement contains a financial covenant that requires Holdings I, the New Media Borrower and the New Media Borrower’s subsidiaries to maintain a maximum total leverage ratio of 3.75 to 1.00. The Halifax Alabama Credit Agreement contains customary events of default.
As of June 25, 2017, we are in compliance with all of the covenants and obligations under the Halifax Alabama Credit Agreement.

Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” in our Annual Report on Form 10-K for the fiscal year ended December 25, 2016, for further discussion of the Advantage Credit Agreements.
Cash Flows
The following table summarizes our historical cash flows.

	Six months ended June 25, 2017	Six months ended June 26, 2016
Cash provided by operating activities	$49,639	$30,824
Cash used in investing activities	(12,221)	(85,186)
Cash used in financing activities	(55,337)	(31,587)
The discussion of our cash flows that follows is based on our historical cash flows for the six months ended June 25, 2017 and June 26, 2016.
Cash Flows from Operating Activities. Net cash provided by operating activities for the six months ended June 25, 2017 was $49.6 million, an increase of $18.8 million when compared to $30.8 million of cash provided by operating activities for the six months ended June 26, 2016. This $18.8 million increase was the result of an increase in adjustments for non-cash charges of $39.3 million and an increase in cash provided by working capital of $19.2 million, which was partially offset by a decrease in operating results of $39.7 million.
The $19.2 million increase in cash provided by working capital for the six months ended June 25, 2017 when compared to the six months ended June 26, 2016, is primarily attributable to an increase in accrued expenses, an increase in accounts payable, and a decrease in inventory, which was partially offset by an increase in accounts receivable.
The $39.3 million increase in adjustments to net income for non-cash charges when compared to the six months ended June 26, 2016, primarily consisted of a $27.4 million goodwill and mastheads impairment, a $6.6 million increase in deferred income taxes, a $6.5 million increase in impairment of long-lived assets, a $3.0 million increase in depreciation and amortization, a $0.4 million increase in non-cash compensation expense, a $0.2 million increase in non-cash charge to investments, and a $0.1 million increase in pension and other postretirement benefit obligations, which was partially offset by a $4.9 million increase in gain on sale or disposal of assets.
Cash Flows from Investing Activities. Net cash used in investing activities for the six months ended June 25, 2017 was $12.2 million. During the six months ended June 25, 2017, we used $22.1 million, net of cash acquired, for acquisitions and $4.8 million for capital expenditures, which was partially offset by $14.7 million we received from the sale of publications and other assets.
Net cash used in investing activities for the six months ended June 26, 2016 was $85.2 million. During the six months ended June 26, 2016, we used $82.8 million, net of cash acquired, for acquisitions and $5.4 million for capital expenditures, which was partially offset by $3.1 million we received from the sale of publications and other assets.
Cash Flows from Financing Activities. Net cash used in financing activities for the six months ended June 25, 2017 was $55.3 million primarily due to the payment of dividends of $37.5 million, repayments under term loans of $11.8 million, $5.0 million in repurchases of common stock under the Share Repurchase Program, a $0.6 million purchase of treasury stock, and $0.4 million payment of offering costs.
Net cash used in financing activities for the six months ended June 26, 2016 was $31.6 million primarily due to the payment of dividends of $29.5 million, and repayments under term loans of $1.8 million, and a $0.4 million purchase of treasury stock.
Changes in Financial Position
The discussion that follows highlights significant changes in our financial position and working capital from December 25, 2016 to June 25, 2017.

Accounts Receivable. Accounts receivable decreased $12.5 million from December 25, 2016 to June 25, 2017, which primarily relates to seasonality and the timing of cash collections, which was partially offset by $2.4 million of assets acquired in the six month period ending June 25, 2017.
Prepaid Expenses. Prepaid expenses increased $4.1 million from December 25, 2016 to June 25, 2017, which primarily relates to the timing of payments.
Property, Plant, and Equipment. Property, plant, and equipment decreased $19.8 million from December 25, 2016 to June 25, 2017, of which $25.1 million relates to depreciation, $10.5 million relates to assets sold or disposed of during the first six months of 2017, and $6.4 million relates to an impairment of long-lived assets, which was partially offset by $17.4 million of assets acquired in 2017 and $4.8 million of capital expenditures.
Goodwill. Goodwill decreased $27.2 million from December 25, 2016 to June 25, 2017, which is primarily due to a $25.6 million goodwill impairment and $2.8 million relates to assets sold, which was partially offset by $1.4 million of assets acquired in 2017.
Intangible Assets. Intangible assets decreased $10.7 million from December 25, 2016 to June 25, 2017, of which $11.2 million relates to amortization, and $1.8 million relates to a mastheads impairment, which was partially offset by $2.4 million of assets acquired in 2017.
Current Portion of Long-term Debt. Current portion of long-term debt decreased $10.0 million from December 25, 2016 to June 25, 2017, due to $10.0 million repayment of debt that was assumed in the Halifax Media acquisition in 2015.
Accounts Payable. Accounts payable increased $6.4 million from December 25, 2016 to June 25, 2017, which relates primarily to the timing of vendor payments and acquisitions in 2017.
Accrued Expenses. Accrued expenses decreased $13.9 million from December 25, 2016 to June 25, 2017, which primarily relates to a decrease in the accrual for all management agreement related fees of $5.3 million, accrued bonuses of $5.0 million, and a $4.4 million decrease in accrued interest due to the timing of interest payments.
Deferred Income Taxes. Deferred income taxes increased $1.1 million from December 25, 2016 to June 25, 2017, which primarily relates to deferred taxes attributable to indefinite lived intangible assets.
Additional Paid-In Capital. Additional paid-in capital decreased $22.6 million from December 25, 2016 to June 25, 2017, due to dividends of $19.3 million and $5.0 million in repurchases of common stock under the Share Repurchase Program, which was partially offset by non-cash compensation expense of $1.6 million.
(Accumulated Deficit) Retained Earnings. Accumulated deficit increased $43.6 million from December 25, 2016 to June 25, 2017, due to a net loss of $25.4 million and dividends of $18.2 million.
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
Contractual Commitments
There were no material changes made to our contractual commitments during the period from December 25, 2016 to June 25, 2017.
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
The table below shows the reconciliation of net (loss) income to Adjusted EBITDA for the periods presented:

	Three months ended June 25, 2017		Three months ended June 26, 2016		Six months ended June 25, 2017		Six months ended June 26, 2016
	(in thousands)
Net (loss) income	$(21,687)		$9,383		$(25,372)		$14,350
Income tax expense (benefit)	7,955		(71)		1,624		(5,198)
Interest expense	7,217		7,524		14,435		14,878
Impairment of long-lived assets	—		—		6,485		—
Goodwill and mastheads impairment	27,448		—		27,448		—
Depreciation and amortization	18,760		17,258		36,364		33,349
Adjusted EBITDA from continuing operations	$39,693	(a)	$34,094	(b)	$60,984	(c)	$57,379	(d)

(a)
Adjusted EBITDA for the three months ended June 25, 2017 included net expenses of $3,583, related to transaction and project costs, non-cash compensation, and other expense of $3,980, integration and reorganization costs of $2,237 and a $2,634 gain on the sale or disposal of assets.

(b)
Adjusted EBITDA for the three months ended June 26, 2016 included net expenses of $5,990, related to transaction and project costs, non-cash compensation, and other expense of $3,750, integration and reorganization costs of $1,409 and a $831 loss on the sale or disposal of assets.

(c)
Adjusted EBITDA for the six months ended June 25, 2017 included net expenses of $8,983, related to transaction and project costs, non-cash compensation, and other expense of $6,922, integration and reorganization costs of $4,607 and a $2,546 gain on the sale or disposal of assets.

(d)
Adjusted EBITDA for the six months ended June 26, 2016 included net expenses of $11,799, related to transaction and project costs, non-cash compensation, and other expense of $7,113, integration and reorganization costs of $2,335 and a $2,351 loss on the sale or disposal of assets.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
During the six month period ended June 25, 2017, there were no material changes to the quantitative and qualitative disclosures about market risk that were presented in Item 7A of our Annual Report on Form 10-K for the year ended December 25, 2016.

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
Our Company primarily generates revenue in three geographic regions: the Northeast, the Midwest, and the Southeast. During the six months ended June 25, 2017, approximately 29% of our total revenues were generated in three states in the Northeast: Massachusetts, Rhode Island, and New York. During the same period, approximately 21% of our total revenues were generated in two states in the Southeast: Florida and North Carolina. Also during the same period, approximately 21% of our total revenues were generated in two states in the Midwest: Ohio and Illinois. As a result of this geographic concentration, our financial results, including advertising and circulation revenue, depend largely upon economic conditions in these principal market areas. Accordingly, adverse economic developments within these three regions in particular could significantly affect our consolidated operations and financial results.
Our indebtedness and any future indebtedness may limit our financial and operating activities and our ability to incur additional debt to fund future needs or dividends.

As of June 25, 2017, New Media’s outstanding indebtedness consists primarily of the New Media Credit Agreement. The New Media Credit Agreement provides for (i) a $200 million senior secured term facility and (ii) a $25 million senior secured revolving credit facility, with a $5 million sub-facility for letters of credit and a $5 million sub-facility for swing loans. In addition, we may request one or more new commitments for term loans or revolving loans from time to time up to an aggregate total of $75 million (the "Incremental Facility"), subject to certain conditions. On September 3, 2014, the New Media Credit Agreement was amended to provide for additional term loans under the Incremental Facility in an aggregate principal amount of $25 million. On November 20, 2014, the New Media Credit Agreement was further amended to increase the amount available thereunder for incremental term loans from $75 million to $225 million in order to facilitate the financing of the acquisition of substantially all of the assets from Halifax Media Group LLC. On January 9, 2015, the New Media Credit Agreement was amended to provide for additional term loans and revolving commitments under the Incremental Facility in a combined aggregate principal amount of $152 million and to make certain amendments to the Revolving Credit Facility. On February 13, 2015, the New Media Credit Agreement was amended to, amongst other things, replace the existing term loans with a new class of replacement term loans with extended call protection. On March 6, 2015, the New Media Credit Agreement was amended to provide for $15 million in additional revolving commitments under the Incremental Facility. On May 29, 2015, the New Media Credit Agreement was amended to provide for $25 million in additional term loans under the Incremental Facility. As of June 25, 2017, $0 was drawn under the Revolving Credit Facility. On July 14, 2017, the New Media Credit Agreement was amended to, among other things, (i) extend the maturity date of the outstanding term loans to July 14, 2022 (the “Extended Term Loans”), (ii) provide for a 1.00% prepayment premium for any prepayments of the Extended Term Loans made in connection with certain repricing transactions effected within six months of the date of the amendment, (iii) extend the maturity date of the revolving credit facility to July 14, 2021, (iv) provide for additional dollar-denominated term loans in an aggregate principal amount of $20 million (the “2017 Incremental Term Loans”) on the same terms as the Extended Term Loans and (v) increase the amount of the incremental facility that may be requested on or after the date of the amendment (inclusive of the 2017 Incremental Term Loans) to $100 million.
The Halifax Alabama Credit Agreement, which arose from debt obligations assumed by us in connection with our acquisition of substantially all of the assets from Halifax Media Group LLC on January 9, 2015, is comprised of debt in the principal amount of $8 million that bears interest at the rate of LIBOR plus 6.25% per annum (with a minimum of 1% LIBOR) payable quarterly in arrears, maturing on March 31, 2019. As of June 25, 2017, $8 million was outstanding under the Halifax Alabama Credit Agreement.
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
The Halifax Alabama Credit Agreement contains covenants substantially consistent with those contained in the New Media Credit Agreement in addition to those required for compliance with the New Markets Tax Credit program.
The restrictions described above may interfere with our ability to obtain new or additional financing or may affect the manner in which we structure such new or additional financing or engage in other business activities, which may significantly limit or harm our results of operations, financial condition and liquidity. A default and any resulting acceleration of obligations under any of the New Media Credit Agreement or Halifax Alabama Credit Agreement could also result in an event of default and declaration of acceleration under our other existing debt agreements. Such an acceleration of our debt would have a material adverse effect on our liquidity and our ability to continue as a going concern. A default under any of the New Media Credit Agreement or Halifax Alabama Credit Agreement could also significantly limit our alternatives to refinance both the debt under which the default occurred and other indebtedness. This limitation may significantly restrict our financing options during times of either market distress or our financial distress, which are precisely the times when having financing options is most important.
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
We have announced our intent to distribute a substantial portion of our free cash flow generated from operations or other sources as a dividend to our stockholders, through a quarterly dividend, subject to satisfactory financial performance, approval by our Board of Directors and dividend restrictions in the New Media Credit Agreement. The Board of Directors’ determinations regarding dividends will depend on a variety of factors, including the Company’s GAAP net income, free cash flow generated from operations or other sources, liquidity position and potential alternative uses of cash, such as acquisitions, as well as economic conditions and expected future financial results. Although we recently paid a first quarter 2017 cash dividend of $0.35 per share of Common Stock and have regularly paid quarterly dividends since the third quarter of 2014, there can be no guarantee that we will continue to pay dividends in the future or that this recent dividend is representative of the amount of any future dividends. Our ability to declare future dividends will depend on our future financial performance, which in turn depends on the successful implementation of our strategy and on financial, competitive, regulatory, technical and other factors, general economic conditions, demand and selling prices for our products and other factors specific to our industry or specific projects, many of which are beyond our control. Therefore, our ability to generate free cash flow depends on the performance of our operations and could be limited by decreases in our profitability or increases in costs, capital expenditures or debt servicing requirements.
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
We have invested in growing our digital business, including UpCurve and including through strategic acquisitions, but such investments may not be successful, which could adversely affect our results of operations.
We continue to evaluate our business and how we intend to grow our digital business. Internal resources and effort are put towards this business and acquisitions are sought to expand this business. In addition, key partnerships have been entered into to assist with our digital business, including UpCurve. We continue to believe that our digital businesses, including UpCurve, offer opportunities for revenue growth to support and, in some cases, offset the revenue trends we have seen in our print business. There can be no assurances that the partnerships we have entered into, the acquisitions we have completed or the internal strategy being employed will result in generating or increasing digital revenues in amounts necessary to stabilize or offset trends in print revenues. In addition, we have a limited history of operations in this area, and there can be no assurances that past performance will be indicative of future performance or future trends. If our digital strategy, including with regard to UpCurve, is not as successful as we anticipate, our financial condition, results of operations and ability to pay dividends could be adversely affected.

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
At June 25, 2017 the carrying value of our goodwill is $200.7 million, mastheads is $93.7 million, and amortizable intangible assets is $247.1 million. These assets are subject to annual impairment testing and more frequent testing upon the occurrence of certain events or significant changes in our circumstances that indicate all or a portion of their carrying values may no longer be recoverable, in which case a non-cash charge to earnings may be necessary in the relevant period. We may subsequently experience market pressures which could cause future cash flows to decline below our current expectations, or volatile equity markets could negatively impact market factors used in the impairment analysis, including earnings multiples, discount rates, and long-term growth rates. Any future evaluations requiring an asset impairment charge for goodwill or other intangible assets would adversely affect future reported results of operations and shareholders’ equity.
As a result of the annual impairment assessment, as of June 25, 2017, we recorded a goodwill impairment in two of our reporting units, Central US Publishing and Western US Publishing ("West"), for a total of $25.6 million. Additionally, the estimated fair value exceeded carrying value for mastheads except in the West reporting unit, which recognized an impairment charge of $1.8 million.
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
Our pension and postretirement plans were underfunded by $25.4 million at June 25, 2017. Our pension plan invests in a variety of equity and debt securities, many of which were affected by the disruptions in the credit and capital markets in 2009 and 2010. Future volatility and disruption in the stock markets could cause further declines in the asset values of our pension plans. In addition, a decrease in the discount rate used to determine minimum funding requirements could result in increased future contributions. If either occurs, we may need to make additional pension contributions above what is currently estimated, which could reduce the cash available for our businesses.
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
As of June 25, 2017, we employed 9,673 employees, of whom 1,250 (or approximately 13%) were represented by 39 unions. 83% of the unionized employees are in four states: Ohio, Rhode Island, Massachusetts and Illinois and represent 29%, 24%, 15% and 15% of all our union employees, respectively. Most of our unionized employees work under collective bargaining agreements that expire in 2017.
Although our newspapers have not experienced a union strike in the recent past nor do we anticipate a union strike to occur, we cannot preclude the possibility that a strike may occur at one or more of our newspapers at some point in the future. We believe that, in the event of a newspaper strike, we would be able to continue to publish and deliver to subscribers, which is critical to retaining advertising and circulation revenues, although there can be no assurance of this. Further, settlement of actual or threatened labor disputes or an increase in the number of our employees covered by collective bargaining agreements can have unknown effects on our labor costs, productivity and flexibility.
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
On February 14, 2017, Fortress announced that it had entered into the Merger Agreement with SB Foundation Holdings LP, a Cayman Islands exempted limited partnership (“SoftBank Parent”) and an affiliate of SoftBank, and Foundation Acquisition LLC, a Delaware limited liability company and wholly owned subsidiary of SoftBank Parent (“SoftBank Merger Sub”), pursuant to which SoftBank Merger Sub will merge with and into Fortress, with Fortress surviving as a wholly owned subsidiary of SoftBank Parent. While Fortress’s senior investment professionals are expected to remain in place, including those individuals who perform services for us, there can be no assurance that the SoftBank merger will not have an impact on us or our relationship with the Manager.
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
There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates—including investment funds, private investment funds, or businesses managed by our Manager—invest in media assets and whose investment objectives overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our Board of Directors and employees of our Manager who may be officers also serve as officers and/or directors of these other entities. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress for certain target assets. From time to time, affiliates of Fortress focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. Fortress had approximately $72.2 billion of assets under management as of June 30, 2017. In addition, with respect to Fortress funds in the process of selling investments, our Manager may be incentivized to regard the sale of such assets to us positively, particularly if a sale to an unrelated third party would result in a loss of fees to our Manager.
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
We are not required to repurchase our common stock, and any such repurchases may not result in effects we anticipated.
We have authorization from our Board of Directors to repurchase up to $100 million of the Company's common stock through May 17, 2018. We are not obligated to repurchase any specific amount of shares. The timing and amount of repurchases, if any, depends on several factors, including market and business conditions, the market price of shares of our common stock and our overall capital structure and liquidity position, including the nature of other potential uses of cash, not limited to investments in growth. There can be no assurance that any repurchases will have the effects we anticipated, and our repurchases will utilize cash that we will not be able to use in other ways, whether to grow the business or otherwise.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Approximate Number of Shares that May Yet Be Purchased Under the Plan or Programs
Total through December 25, 2016	26,749		$15.63	—	115,636
December 26, 2016 through January 29, 2017	—		$—	—	107,632
January 30, 2017 through February 26, 2017	39,879	(1)	$15.21	—	135,316
February 27, 2017 through March 26, 2017	—		$—	—	135,316
March 27, 2017 through April 30, 2017	1,516	(1)	$13.16	—	134,013
May 1, 2017 through May 28, 2017	391,120	(2)	$12.77	391,120	7,584,013
May 29, 2017 through June 25, 2017	—		$—	—	7,584,013
Total	459,264		$13.15	391,120	7,584,013
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

(2)	On May 17, 2017, the Company announced that the Company's Board of Directors authorized the repurchase of up to $100 million of the Company's common stock in the next 12 months.

Item 3.	Defaults Upon Senior Securities
Not applicable

Item 4.	Mine Safety Disclosures
Not applicable

Item 5.	Other Information
Not applicable

Item 6.	Exhibits
See Index to Exhibits on page 55 of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW MEDIA INVESTMENT GROUP INC.

Date: July 27, 2017	/s/ Gregory W. Freiberg
Gregory W. Freiberg
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit No.	Description

10.42
Seventh Amendment to Credit Agreement, dated as of July 14, 2017, among New Media Holdings I LLC, New Media Holdings II LLC, the loan parties party thereto, the several banks and other financial institutions party thereto and Citizens Bank of Pennsylvania, as administrative agent (incorporated by reference to Exhibit 10.1 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed July 18, 2017).

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