Form 10-Q
period 2017-09-24
New Media Investment Group Inc.
filed 2017-10-26
CIK 1579684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2017
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

As of October 24, 2017, 53,220,185 shares of the registrant’s common stock were outstanding.

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

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 24, 2017 (unaudited) and December 25, 2016	4

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 24, 2017 and September 25, 2016	5

	Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 24, 2017	6

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 24, 2017 and September 25, 2016	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	39

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 3.	Defaults Upon Senior Securities	55

Item 4.	Mine Safety Disclosures	55

Item 5.	Other Information	55

Item 6.	Exhibits	55

	Signatures	57

Item 1.	Financial Statements
NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 24, 2017	December 25, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$160,541	$172,246
Restricted cash	3,406	3,406
Accounts receivable, net of allowance for doubtful accounts of $5,714 and $5,478 at September 24, 2017 and December 25, 2016, respectively	127,652	138,115
Inventory	18,282	18,167
Prepaid expenses	21,683	18,720
Other current assets	21,029	19,694
Total current assets	352,593	370,348
Property, plant, and equipment, net of accumulated depreciation of $161,218 and $130,839 at September 24, 2017 and December 25, 2016, respectively	366,710	381,319
Goodwill	202,388	227,954
Intangible assets, net of accumulated amortization of $60,528 and $43,632 at September 24, 2017 and December 25, 2016, respectively	337,473	351,477
Other assets	5,883	4,932
Total assets	$1,265,047	$1,336,030
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,527	$14,387
Accounts payable	24,905	19,105
Accrued expenses	82,324	84,389
Deferred revenue	80,375	77,987
Total current liabilities	192,131	195,868
Long-term liabilities:
Long-term debt	356,536	338,860
Long-term liabilities, less current portion	14,053	12,597
Deferred income taxes	9,773	7,786
Pension and other postretirement benefit obligations	24,106	25,946
Total liabilities	596,599	581,057
Stockholders’ equity:
Common stock, $0.01 par value, 2,000,000,000 shares authorized at September 24, 2017 and December 25, 2016; 53,354,393 and 53,543,226 issued at September 24, 2017 and December 25, 2016, respectively	527	531
Additional paid-in capital	702,093	742,543
Accumulated other comprehensive loss	(3,894)	(3,977)
(Accumulated deficit) retained earnings	(29,205)	16,293
Treasury stock, at cost, 134,208 and 46,438 shares at September 24, 2017 and December 25, 2016, respectively	(1,073)	(417)
Total stockholders’ equity	668,448	754,973
Total liabilities and stockholders’ equity	$1,265,047	$1,336,030
See accompanying notes to unaudited condensed consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(In thousands, except per share data)

	Three months ended September 24, 2017	Three months ended September 25, 2016	Nine months ended September 24, 2017	Nine months ended September 25, 2016
Revenues:
Advertising	$159,481	$164,683	$482,427	$502,474
Circulation	112,792	104,693	334,160	312,664
Commercial printing and other	44,903	37,461	130,986	106,633
Total revenues	317,176	306,837	947,573	921,771
Operating costs and expenses:
Operating costs	177,724	172,972	532,535	519,982
Selling, general, and administrative	106,809	100,052	319,338	306,165
Depreciation and amortization	18,257	17,014	54,621	50,364
Integration and reorganization costs	2,210	5,197	6,817	7,532
Impairment of long-lived assets	—	—	6,485	—
Goodwill and mastheads impairment	—	—	27,448	—
Loss (gain) on sale or disposal of assets	686	974	(1,860)	3,325
Operating income	11,490	10,628	2,189	34,403
Interest expense	7,848	7,391	22,283	22,269
Loss on early extinguishment of debt	4,767	—	4,767	—
Other income	(88)	(62)	(75)	(316)
(Loss) income before income taxes	(1,037)	3,299	(24,786)	12,450
Income tax expense (benefit)	934	504	2,557	(4,695)
Net (loss) income	$(1,971)	$2,795	$(27,343)	$17,145
(Loss) income per share:
Basic:
Net (loss) income	$(0.04)	$0.06	$(0.52)	$0.39
Diluted:
Net (loss) income	$(0.04)	$0.06	$(0.52)	$0.38
Dividends declared per share	$0.35	$0.33	$1.05	$0.99
Comprehensive (loss) income	$(1,944)	$2,815	$(27,260)	$17,206
See accompanying notes to unaudited condensed consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Stockholders’ Equity
(In thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	(Accumulated deficit) retained earnings	Treasury stock		Total
	Shares	Amount				Shares	Amount
Balance at December 25, 2016	53,543,226	$531	$742,543	$(3,977)	$16,293	46,438	$(417)	$754,973
Net loss	—	—	—	—	(27,343)	—	—	(27,343)
Net actuarial loss and prior service cost, net of income taxes of $0	—	—	—	83	—	—	—	83
Restricted share grants	202,287	—	225	—	—	—	—	225
Non-cash compensation expense	—	—	2,364	—	—	—	—	2,364
Offering costs	—	—	(111)	—	—	—	—	(111)
Purchase of treasury stock	—	—	—	—	—	87,770	(656)	(656)
Repurchase of common stock	(391,120)	(4)	(4,997)	—	—	—	—	(5,001)
Common stock cash dividend	—	—	(37,931)	—	(18,155)	—	—	(56,086)
Balance at September 24, 2017	53,354,393	$527	$702,093	$(3,894)	$(29,205)	134,208	$(1,073)	$668,448
See accompanying notes to unaudited condensed consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine months ended September 24, 2017	Nine months ended September 25, 2016
Cash flows from operating activities:
Net (loss) income	$(27,343)	$17,145
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	54,621	50,364
Non-cash compensation expense	2,364	1,846
Non-cash interest expense	1,710	2,089
Deferred income taxes	1,987	(4,983)
(Gain) loss on sale or disposal of assets	(1,860)	3,325
Non-cash charge to investments	250	—
Non-cash loss on early extinguishment of debt	2,344	—
Impairment of long-lived assets	6,485	—
Goodwill and mastheads impairment	27,448	—
Pension and other postretirement benefit obligations	(1,803)	(1,797)
Changes in assets and liabilities:
Accounts receivable, net	16,806	24,170
Inventory	373	(835)
Prepaid expenses	(2,666)	(1,051)
Other assets	(1,479)	(1,858)
Accounts payable	5,382	(987)
Accrued expenses	(2,989)	(19,514)
Deferred revenue	(2,318)	(1,809)
Other long-term liabilities	1,456	1,207
Net cash provided by operating activities	80,768	67,312
Cash flows from investing activities:
Purchases of property, plant, and equipment	(7,206)	(7,731)
Proceeds from sale of publications and other assets	14,669	3,234
Acquisitions, net of cash acquired	(41,700)	(107,712)
Net cash used in investing activities	(34,237)	(112,209)
Cash flows from financing activities:
Payment of debt issuance costs	(3,470)	—
Borrowings under term loans	20,000	—
Repayments under term loans	(12,632)	(2,632)
Payment of offering costs	(431)	—
Purchase of treasury stock	(656)	(417)
Repurchase of common stock	(5,001)	—
Payment of dividends	(56,046)	(44,172)
Net cash used in financing activities	(58,236)	(47,221)
Net decrease in cash and cash equivalents	(11,705)	(92,118)
Cash and cash equivalents at beginning of period	172,246	146,638
Cash and cash equivalents at end of period	$160,541	$54,520
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
The newspaper industry and the Company have experienced declining revenue and profitability over the past several years. As a result, the Company has implemented, and continues to implement, plans to reduce costs and preserve cash flow. This includes cost-reduction programs and the sale of non-core assets. The Company believes these initiatives along with cash provided by operating activities will provide it with the financial resources necessary to invest in the business and provide sufficient cash flow to enable the Company to meet its commitments. However, the Company did recognize goodwill and mastheads impairments during the second quarter of 2017. Refer to Note 5 for further discussion.
Long-Lived Asset Impairment
As part of the ongoing cost reduction programs, the Company is consolidating print facilities, and during the nine months ended September 24, 2017, the Company ceased printing operations at 12 facilities.  As a result, the Company recognized an impairment charge of $6,485 and accelerated depreciation of $2,429 during the nine months ended September 24, 2017.
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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606 or ASU 2014-09). ASU 2014-09 will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers - Principal versus Agent Considerations” (ASU 2016-08), which clarifies the implementation guidance on principal versus agent considerations. During 2016, the Company established a project team to identify potential differences that would result from the application of this standard.  Based upon our initial evaluation, the Company does not expect the adoption of ASU 2014-09 to have a material effect on its financial condition or results of operations. While the Company continues to evaluate the impact of the new revenue guidance, it currently believes that the most significant changes will be primarily related to how the Company accounts for certain reseller arrangements. However, preliminary assessments may be subject to change.  The Company will adopt the requirements of the new standard on January 1, 2018 and anticipates using the modified retrospective transition method.

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

In November 2016, the FASB issued ASU No. 2016-18, “Restricted Cash” (Topic 230), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. The provisions of ASU 2016-18 are effective for fiscal years beginning after December 15, 2017 and should be applied using a retrospective transition method. Early adoption is permitted. Other than the revised statement of cash flows presentation, the adoption of ASU 2016-18 is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations - Clarifying the Definition of a Business” (Topic 805), which clarifies the definition of a business for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new standard is effective for annual periods beginning after December 15, 2017, with early adoption permitted for transactions that occurred before the issuance date or effective date of the standard if the transactions were not reported in financial statements that have been issued or made available for issuance. The standard must be applied prospectively. The Company is currently evaluating the impact this accounting standard will have on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment” (Topic 350), which simplifies subsequent goodwill measurement by eliminating Step 2 from the goodwill impairment test. Under this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019, with early adoption permitted for annual goodwill impairment tests performed after January 1, 2017. The standard must be applied prospectively. The Company early-adopted the guidance of this accounting standard during the second quarter of fiscal 2017 in connection with its annual impairment testing to reduce the complexity and costs of evaluating goodwill for impairment. It was adopted on a prospective basis. As a result of the adoption, a single step quantitative test was performed. Refer to Note 5 for further discussion.

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
(2) Acquisitions
2017 Acquisitions
The Company acquired substantially all the assets, properties and business of certain publications and businesses on July 6, 2017, June 30, 2017, February 10, 2017, and January 31, 2017 (“2017 Acquisitions”), which included four business publications, 10 daily newspapers, 15 weekly publications, 11 shoppers, and an event production business for an aggregate purchase price of $40,590, including estimated working capital. The acquisitions were financed from cash on hand. The rationale for the acquisitions was primarily due to the attractive nature, as applicable, of the newspaper assets and event production business, and cash flows combined with cost-saving and revenue-generating opportunities available.
The Company accounted for the 2017 Acquisitions under the acquisition method of accounting. The net assets, including goodwill, have been recorded in the consolidated balance sheet at their fair values in accordance with Accounting Standards Codification ("ASC") 805, “Business Combinations” (“ASC 805”). The fair value determination of the assets acquired and liabilities assumed are preliminary based upon all information available to us at the present time and are subject to working capital and other adjustments and subject to the completion of valuations to determine the fair market value of these tangible and intangible assets. The final calculation of working capital and other adjustments and determination of fair values for tangible and intangible assets may result in different allocations among the various asset classes from those set forth below and any such differences could be material.
The following table summarizes the preliminary fair values of the assets and liabilities:

Current assets	$6,749
Other assets	4
Property, plant and equipment	33,629
Noncompete agreements	230
Advertiser relationships	1,306
Subscriber relationships	669
Customer relationships	202
Mastheads	2,292
Goodwill	3,034
Total assets	48,115
Current liabilities	7,525
Total liabilities	7,525
Net assets	$40,590
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

The Company recorded approximately $449 and $627 of selling, general and administrative expense for acquisition-related costs for the 2017 Acquisitions during the three and nine months ended September 24, 2017, respectively.
For tax purposes, the amount of goodwill that is expected to be deductible is $3,034.
2016 Acquisitions
The Company acquired substantially all the assets, properties and business of certain publications and businesses on December 31, 2015, January 12, 2016, March 18, 2016, April 22, 2016, April 29, 2016, June 29, 2016, August 1, 2016, September 30, 2016, and November 30, 2016 (“2016 Acquisitions”), which included 68 business publications, seven daily newspapers, seven weekly publications, 11 shoppers, and digital platforms for an aggregate purchase price of $135,908, including working capital. The acquisitions were financed from cash on hand. The rationale for the acquisitions was primarily due to the attractive nature, as applicable, of the newspaper assets and digital platforms, and cash flows combined with cost-saving and revenue-generating opportunities available.
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
The Company recorded approximately $2,093 of selling, general and administrative expense for acquisition-related costs for the 2016 Acquisitions.
In a 2016 stock acquisition, the Company acquired goodwill with a tax cost basis of $50,325 and a net tax basis of $10,746. As a result, for tax purposes, the amount of goodwill that is expected to be deductible for the 2016 Acquisitions is $43,103.
(3) Share-Based Compensation

The Company recognized compensation cost for share-based payments of $769, $609, $2,364, and $1,846 during the three and nine months ended September 24, 2017 and September 25, 2016, respectively. The total compensation cost not yet recognized related to non-vested awards as of September 24, 2017 was $4,237, which is expected to be recognized over a weighted average period of 1.82 years through July 2020.
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
During the three months ended March 26, 2017, grants of restricted shares totaling 182,035 shares were made to the Company’s Employees, and 24,976 shares were forfeited. During the three months ended September 24, 2017, grants of restricted shares totaling 3,647 shares were made to the Company's Employees, and 19,300 shares were forfeited.
As of September 24, 2017 and September 25, 2016, there were 349,781 and 330,388 RSGs, respectively, issued and outstanding with a weighted average grant date fair value of $16.83 and $18.24, respectively. As of September 24, 2017, the aggregate intrinsic value of unvested RSGs was $4,970.
RSG activity during the nine months ended September 24, 2017 was as follows:

	Number of RSGs	Weighted-Average Grant Date Fair Value
Unvested at December 25, 2016	335,593	$18.18
Granted	185,682	15.85
Vested	(127,218)	18.93
Forfeited	(44,276)	16.95
Unvested at September 24, 2017	349,781	$16.83
FASB ASC Topic 718, “Compensation – Stock Compensation”, requires the recognition of share-based compensation for the number of awards that are ultimately expected to vest. The Company’s estimated forfeitures are based on historical forfeiture rates. Estimated forfeitures are reassessed periodically, and the estimate may change based on new facts and circumstances.
(4) Restructuring
Over the past several years, and in furtherance of the Company’s cost-reduction and cash-preservation plans outlined in Note 1, the Company has engaged in a series of individual restructuring programs, designed primarily to right size the Company’s employee base, consolidate facilities and improve operations, including those of recently acquired entities. These initiatives impact all of the Company’s geographic regions and are often influenced by the terms of union contracts within the region. All costs related to these programs, which primarily reflect severance expense, are accrued at the time of announcement or over the remaining service period.
A rollforward of the accrued restructuring costs, included in accrued expenses on the balance sheet, for the nine months ended September 24, 2017 is outlined below.

	Severance and Related Costs	Other Costs (1)	Total
Balance at December 25, 2016	$1,178	$356	$1,534
Restructuring provision included in Integration and Reorganization	6,029	788	6,817
Cash payments	(5,543)	(1,106)	(6,649)
Balance at September 24, 2017	$1,664	$38	$1,702

(1)	Other costs primarily included costs to consolidate operations.
The restructuring reserve balance is expected to be paid out over the next twelve months.
The following table summarizes the costs incurred and cash paid in connection with these restructuring programs for the three and nine months ended September 24, 2017 and September 25, 2016.

	Three months ended September 24, 2017	Three months ended September 25, 2016	Nine months ended September 24, 2017	Nine months ended September 25, 2016
Severance and related costs	$1,947	$4,666	$6,029	$6,356
Severance and other costs assumed from acquisition	—	—	—	95
Other costs	263	531	788	1,176
Cash payments	(2,465)	(2,374)	(6,649)	(6,257)

(5) Goodwill and Intangible Assets
Goodwill and intangible assets consisted of the following:

	September 24, 2017
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Advertiser relationships	$176,224	$33,471	$142,753
Customer relationships	25,140	4,475	20,665
Subscriber relationships	91,613	18,680	72,933
Other intangible assets	9,819	3,902	5,917
Total	$302,796	$60,528	$242,268
Nonamortized intangible assets:
Goodwill	$202,388
Mastheads	95,205
Total	$297,593

	December 25, 2016
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Advertiser relationships	$174,918	$24,618	$150,300
Customer relationships	24,938	3,153	21,785
Subscriber relationships	90,944	13,911	77,033
Other intangible assets	9,589	1,950	7,639
Total	$300,389	$43,632	$256,757
Nonamortized intangible assets:
Goodwill	$227,954
Mastheads	94,720
Total	$322,674
As of September 24, 2017, the weighted average amortization periods for amortizable intangible assets are 15.1 years for advertiser relationships, 15.2 years for customer relationships, 14.5 years for subscriber relationships and 5.0 years for other intangible assets. The weighted average amortization period in total for all amortizable intangible assets is 14.6 years.
Amortization expense for the three and nine months ended September 24, 2017 and September 25, 2016 was $5,672, $5,407, $16,896, and $15,097, respectively. Estimated future amortization expense as of September 24, 2017, is as follows:

For the following fiscal years:
2017	$5,655
2018	22,625
2019	20,967
2020	20,269
2021	20,262
Thereafter	152,490
Total	$242,268

The changes in the carrying amount of goodwill for the period from December 25, 2016 to September 24, 2017 are as follows:

Balance at December 25, 2016	$227,954
Goodwill acquired in business combinations	2,870
Goodwill impairment	(25,641)
Goodwill from divestitures	(2,795)
Balance at September 24, 2017	$202,388
The Company’s annual impairment assessment is made on the last day of its fiscal second quarter.
The carrying value of goodwill and indefinite-lived intangible assets are evaluated for possible impairment on an annual basis or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or indefinite-lived intangible asset below its carrying value. The Company adopted ASU 2017-04 in the second quarter and performed a quantitative goodwill impairment test to identify the existence of impairment, if any, and the amount of impairment loss. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.
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
The Company used a “relief from royalty” approach, a discounted cash flow model, to determine the fair value of each reporting unit's mastheads.  The estimated fair value exceeded carrying value for mastheads except in the West reporting unit, which recognized an impairment charge of $1,807. This is primarily due to a decrease in sales, mostly related to the sale of the Mail Tribune in Medford, Oregon, and declining profitability. The fair value of mastheads exceeded carrying value by less than 10% in the East and Central reporting units. Key assumptions within the masthead analysis included revenue projections, discount rates, royalty rates, long-term growth rates and the effective tax rate that the Company determined to be appropriate. Revenue projections reflected declines in the current and next year, and revenues are expected to moderate to a terminal growth rate of 1%. Discount rates ranged from 16% to 17%, and royalty rates ranged from 1.25% to 1.75%. The effective tax rate was 40%.
The Company considered the impairment of goodwill in the second quarter to be a potential indicator of impairment under ASC 360. The Company determined that the long-lived asset groups were the same as its reporting units. The Company performed an analysis of its undiscounted cash flows in the Central and West reporting units to determine if there was an impairment of long-lived assets. The sum of undiscounted cash flows over the primary asset’s weighted-average remaining useful life exceeded the groups’ carrying value, and, accordingly, no impairment was recorded in the second quarter.
As of September 24, 2017, a review of impairment indicators was performed by the Company noting that its financial results and forecast had not changed materially since the annual impairment test, and it was determined that no indicators of impairment were present.

The newspaper industry and the Company have experienced declining same store revenue and profitability over the past several years. Should general economic, market or business conditions decline, and have a negative impact on estimates of future cash flow and market transaction multiples, the Company may be required to record impairment charges in the future.
(6) Indebtedness
New Media Credit Agreement
On June 4, 2014, New Media Holdings II LLC (the “New Media Borrower”), a wholly owned subsidiary of New Media, entered into a credit agreement (the “New Media Credit Agreement”) among the New Media Borrower, New Media Holdings I LLC (“Holdings I”), the lenders party thereto, RBS Citizens, N.A. and Credit Suisse Securities (USA) LLC as joint lead arrangers and joint bookrunners, Credit Suisse AG, Cayman Islands Branch as syndication agent and Citizens Bank of Pennsylvania as administration agent which provided for (i) a $200,000 senior secured term facility (the “Term Loan Facility” and any loan thereunder, including as part of the Incremental Facility, “Term Loans”), (ii) a $25,000 senior secured revolving credit facility, with a $5,000 sub-facility for letters of credit and a $5,000 sub-facility for swing loans, (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Senior Secured Credit Facilities”) and (iii) the ability for the New Media Borrower to request one or more new commitments for term loans or revolving loans from time to time up to an aggregate total of $75,000 (the “Incremental Facility”) subject to certain conditions. On June 4, 2014, the New Media Borrower borrowed $200,000 under the Term Loan Facility (the “Initial Term Loans”). As of September 24, 2017, $0 was drawn under the Revolving Credit Facility. The Term Loans mature on July 14, 2022 and the maturity date for the Revolving Credit Facility is July 14, 2021. The New Media Credit Agreement was amended:
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
•on May 29, 2015, to provide for $25,000 in additional term loans under the Incremental Facility; and
•on July 14, 2017, to (i) extend the maturity date of the outstanding term loans under the Term Loan Facility to July 14, 2022, (ii) extend the maturity date of the Revolving Credit Facility to July 14, 2021, (iii) provide for $20,000 in additional term loans (the “2017 Incremental Term Loan”) under the Incremental Facility and (iv) increase the amount of the Incremental Facility that may be requested on or after the date of the amendment (inclusive of the 2017 Incremental Term Loan) to $100,000.
In connection with the July 14, 2017 amendment, the Company incurred approximately $6,605 of fees and expenses. There was one lender who had a significant change in the terms of the Term Loan Facility; the difference between the present value of the cash flows after this amendment and the present value of the cash flows before this amendment was more than 10%.  This portion of the transaction was accounted for as an extinguishment under ASC Subtopic 470-50, “Debt Modifications and Extinguishments”. Deferred fees and expenses of $1,009 previously allocated to that lender were written off to loss on early extinguishment of debt.  Additionally, the current fees of $2,423 attributed to this lender were expensed to loss on early extinguishment of debt.  The third party expenses of $121 apportioned to the lender were capitalized.  In addition, $1,335 fees and expenses allocated to lenders that exited the facility were written off to loss on early extinguishment of debt.  The remainder of this amendment was treated as a debt modification for accounting purposes.  The consent fees of $3,020 for the lenders other than the one mentioned above were capitalized and will be amortized over the term of the Term Loan Facility.  The third party fees of $606 related to these lenders were expensed. Additionally, the fees and expenses allocated to the Revolving Credit Facility of $435 were capitalized as this component of the amendment was accounted for as a debt modification.

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
As of September 24, 2017 the New Media Credit Agreement had a weighted average interest rate of 7.49%.
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
Repayments made under the Term Loans are equal to 1.0% annually of the original principal amount in equal quarterly installments for the life of the Term Loans, with the remainder due at maturity. The New Media Borrower is permitted to make voluntary prepayments at any time without premium or penalty, except in the case of prepayments made in connection with certain repricing transactions with respect to the Term Loans effected within six months of July 14, 2017, to which a 1.00% prepayment premium applies.
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
As of September 24, 2017, the Company is in compliance with all of the covenants and obligations under the New Media Credit Agreement.
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
As of September 24, 2017, the Company is in compliance with all of the covenants and obligations under the Halifax Alabama Credit Agreement.
Fair Value
The fair value of long-term debt under the Senior Secured Credit Facilities and the Advantage Credit Agreements was estimated at $370,162 as of September 24, 2017, based on discounted future contractual cash flows and a market interest rate adjusted for necessary risks, including the Company’s own credit risk as there are no rates currently observable in publicly traded debt markets of risk with similar terms and average maturities. Accordingly, the Company’s long-term debt under the Senior Secured Credit Facilities is classified within Level 3 of the fair value hierarchy.
Payment Schedule
As of September 24, 2017, scheduled principal payments of outstanding debt are as follows:

2017	$1,811
2018	2,716
2019	11,622
2020	3,622
2021	3,622
Thereafter	346,769
$370,162
Less:
Short-term debt	4,527
Remaining original issue discount	3,964
Deferred financing costs	5,135
Long-term debt	$356,536

For further information, see Note 9 to the Consolidated Financial Statements, “Indebtedness,” in the Annual Report on Form 10-K for the fiscal year ended December 25, 2016.
(7) Related Party Transactions
As of December 29, 2013, Newcastle (an affiliate of FIG LLC (the “Manager”) beneficially owned approximately 84.6% of the Company’s outstanding common stock. On February 13, 2014, Newcastle completed the spin-off of the Company. On February 14, 2014, New Media became a separate, publicly traded company trading on the NYSE under the ticker symbol “NEWM”. As a result of the spin-off and listing, the fees included in the Management Agreement with the Company’s Manager became effective. As of September 24, 2017, Fortress and its affiliates owned approximately 1.3% of the Company’s outstanding stock and approximately 39.5% of the Company’s outstanding warrants. The Company’s Manager (or its affiliates) hold 2,307,562 stock options of the Company’s stock as of September 24, 2017. During the three and nine months ended September 24, 2017 and September 25, 2016, Fortress and its affiliates were paid $239, $225, $716, and $675 in dividends, respectively.
In addition, the Company’s Chairman, Wesley Edens, is also the Co-Chairman of the board of directors of Fortress. The Company does not pay Mr. Edens a salary or any other form of compensation.

The Company’s Chief Operating Officer owns an interest in a company, from which the Company recognized revenue of $140, $156, $452, and $444 during the three and nine months ended September 24, 2017 and September 25, 2016, respectively, which is included in commercial printing and other on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
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
The Company recognized $2,652, $2,390, $7,970, and $7,169 for management fees and $1,414, $1,295, $3,280, and $5,001 for incentive compensation within selling, general and administrative expense during the three and nine months ended September 24, 2017 and September 25, 2016, respectively. The Company paid to FIG LLC $4,191, $3,187, $10,471, and $6,372 in management fees and $1,866, $817, $7,781, and $21,755 in incentive compensation during the three and nine months ended September 24, 2017 and September 25, 2016, respectively. In addition, the Company recognized expense reimbursement amounts of approximately $300, $300, $1,192, and $1,323 during the three and nine months ended September 24, 2017 and September 25, 2016, respectively. The Company had an outstanding liability for all management agreement related fees of $2,698 and $10,080 at September 24, 2017 and December 25, 2016, respectively, included in accrued expenses.
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
In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company concluded that during the nine months ended September 24, 2017, a net increase to the valuation allowance of $9,705 would be necessary to offset additional deferred tax assets (primarily the tax benefit of the net operating loss). Of this amount, a $9,705 increase was recognized through the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
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
The tax effects resulting from utilizing the annual effective tax rate for the nine months ended September 24, 2017 was determined to not be an effective method to determine the tax expense for that period. Therefore, the Company calculated its tax provision based upon year-to-date results.
For the nine months ended September 24, 2017, the expected federal tax benefit at 34% is $8,427. The difference between the expected tax benefit and the year-to-date tax expense of $2,557 is primarily attributable to the tax effect of the federal valuation allowance of $9,705, state taxes of $598 and a tax charge related to non-deductible expenses of $681.
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
(9) Equity
(Loss) Earnings Per Share
The following table sets forth the computation of basic and diluted (loss) earnings per share (“EPS”):

	Three months ended September 24, 2017	Three months ended September 25, 2016	Nine months ended September 24, 2017	Nine months ended September 25, 2016
Numerator for earnings per share calculation:
Net (loss) income	$(1,971)	$2,795	$(27,343)	$17,145
Denominator for earnings per share calculation:
Basic weighted average shares outstanding	52,868,745	44,533,517	53,058,341	44,515,167
Effect of dilutive securities:
Stock Options and Restricted Stock	—	141,376	—	84,891
Diluted weighted average shares outstanding	52,868,745	44,674,893	53,058,341	44,600,058
For the three and nine months ended September 24, 2017, the Company excluded 1,362,479 and 1,362,479 common stock warrants, 349,781 and 349,781 RSGs, and 2,307,562 and 2,307,562 stock options, respectively, from the computation of diluted income per share because their effect would have been antidilutive. For the three and nine months ended September 25, 2016, the Company excluded 1,362,479 and 1,362,479 common stock warrants and 700,000 and 700,000 stock options, respectively, from the computation of diluted income per share because their effect would have been antidilutive.

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
The following table includes additional information regarding the Manager stock options:

	Number of Options	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 25, 2016	2,307,562	$4.07	$17.64	8.7	$186
Outstanding at September 24, 2017	2,307,562	$4.07	$16.80	7.9	$—

Exercisable at September 24, 2017	1,728,812		$17.06	7.7	$—

Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss by component for the nine months ended September 24, 2017 and September 25, 2016 are outlined below.

Net actuarial loss and prior service cost (1)
For the nine months ended September 24, 2017:
Balance at December 25, 2016	$(3,977)
Other comprehensive income before reclassifications	—
Amounts reclassified from accumulated other comprehensive loss	83
Net current period other comprehensive income, net of taxes	83
Balance at September 24, 2017	$(3,894)
For the nine months ended September 25, 2016:
Balance at December 27, 2015	$(3,158)
Other comprehensive income before reclassifications	—
Amounts reclassified from accumulated other comprehensive loss	61
Net current period other comprehensive income, net of taxes	61
Balance at September 25, 2016	$(3,097)

(1)	This accumulated other comprehensive loss component is included in the computation of net periodic benefit cost. See Note 10.
The following table presents reclassifications out of accumulated other comprehensive loss for the three and nine months ended September 24, 2017 and September 25, 2016.

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three months ended September 24, 2017	Three months ended September 25, 2016	Nine months ended September 24, 2017	Nine months ended September 25, 2016		Affected Line Item in the Consolidated Statements of Operations and Comprehensive (Loss) Income
Amortization of unrecognized loss	$27	$20	$83	$61	(1)
Amounts reclassified from accumulated other comprehensive loss	27	20	83	61		(Loss) income before income taxes
Income tax expense	—	—	—	—		Income tax benefit
Amounts reclassified from accumulated other comprehensive loss, net of taxes	$27	$20	$83	$61		Net (loss) income

(1)	This accumulated other comprehensive loss component is included in the computation of net periodic benefit cost. See Note 10.
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
On July 27, 2017, the Company announced a second quarter 2017 cash dividend of $0.35 per share of Common Stock, par value $0.01 per share, of New Media. The dividend was paid on August 17, 2017, to shareholders of record as of the close of business on August 9, 2017.
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
The following provides information on the pension plans and postretirement medical and life insurance plans for the three and nine months ended September 24, 2017 and September 25, 2016:

	Three months ended September 24, 2017		Three months ended September 25, 2016		Nine months ended September 24, 2017		Nine months ended September 25, 2016
	Pension	Postretirement	Pension	Postretirement	Pension	Postretirement	Pension	Postretirement
Components of net periodic benefit costs:
Service cost	$157	$—	$75	$4	$470	$2	$225	$14
Interest cost	780	28	813	56	2,341	82	2,431	167
Expected return on plan assets	(1,045)	—	(1,044)	—	(3,134)	—	(3,133)	—
Amortization of unrecognized loss (gain)	43	(16)	20	—	131	(48)	61	—
Total	$(65)	$12	$(136)	$60	$(192)	$36	$(416)	$181
For the three and nine months ended September 24, 2017 and September 25, 2016, the Company recognized a total of $(53), $(76), $(156) and $(235) in pension and postretirement benefit, respectively. During the three and nine months ended September 24, 2017, the Company contributed $822 and $1,485 to the pension plans, respectively. The Company is expected to pay an additional $349 in employer contributions to the pension plans during the remainder of the current fiscal year.

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
The following table provides information for the Company’s major categories of financial assets and liabilities measured or disclosed at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
As of September 24, 2017
Assets
Cash and cash equivalents	$160,541	$—	$—	$160,541
Restricted cash	3,406	—	—	3,406
As of December 25, 2016
Assets
Cash and cash equivalents	$172,246	$—	$—	$172,246
Restricted cash	3,406	—	—	3,406
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
Restricted cash at September 24, 2017 and December 25, 2016, in the aggregate amount of $3,406 and $3,406, respectively, is used as cash collateral for certain business operations.
(13) Subsequent Events
Acquisition
On October 2, 2017, the Company completed the acquisition of several newspapers and related assets from certain subsidiaries of Morris Communications Company LLC (“Morris”) for $120,000, in cash, plus working capital. The Company funded the acquisition with cash on hand. The Company acquired many of Morris's newspaper assets located across Georgia, Florida, Texas, Kansas, Arkansas, and Alaska, which includes 48 publications. In addition to the print publications, the acquisition includes Morris’s Main Street Digital group, substantially all weekly and niche print products and all related websites and digital operations. It is impracticable to provide the preliminary purchase price allocation and supplemental pro forma information because of the timing of the acquisition and its proximity to the filing date.
Dividends
On October 26, 2017, the Company announced a third quarter 2017 cash dividend of $0.37 per share of Common Stock, par value $0.01 per share, of New Media. The dividend will be paid on November 16, 2017, to shareholders of record as of the close of business on November 8, 2017.

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
Overview
New Media supports small to mid-size communities by providing locally-focused print and digital content to its consumers and premier marketing and technology solutions for our small and medium businesses partners. We have a particular focus on owning and acquiring strong local media assets in small to mid-size markets. With our collection of assets, we focus on two large business categories: consumers and small to medium-sized businesses (“SMBs”).
Our portfolio of media assets today spans across 540 markets and 36 states. Our products include 642 community print publications, 540 websites and two yellow page directories. As of September 24, 2017, we reach over 21 million people per week and serve over 225,000 business customers.
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
We believe our local media properties and local sales infrastructure are uniquely positioned to sell these digital marketing and business services to local business owners and give us distinct advantages, including:

•	our strong and trusted local brands, with 85% of our daily newspapers having been publishing local content for more than 100 years;

•	our ability to market through our print and online properties, driving branding and traffic; and

•	our more than 1,275 local, direct, in-market sales professionals with long standing relationships with small businesses in the communities we serve.
Our core products include:

•	130 daily newspapers with total paid circulation of approximately 1.4 million;

•	311 weekly newspapers (published up to three times per week) with total paid circulation of approximately 314,000 and total free circulation of approximately 2.0 million;

•	129 “shoppers” (generally advertising-only publications) with total circulation of approximately 3.1 million;

•	540 locally focused websites, which extend our businesses onto the internet and mobile devices with approximately 260 million page views per month;

•	two yellow page directories, with a distribution of approximately 230,000, that covers a population of approximately 411,000 people;

•	72 business publications; and

•	UpCurve business services and ThriveHive digital marketing.
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
Acquisitions
On July 6, 2017, June 30, 2017, February 10, 2017 and January 31, 2017, we acquired substantially all the assets, properties, and business of certain publications/businesses, which included four business publications, 10 daily newspapers, 15 weekly publications, 11 shoppers, and an event production business for an aggregate purchase price of $40.6 million, including estimated working capital.

During 2016, we acquired substantially all the assets and assumed substantially all the liabilities of certain businesses, which included 68 business publications, seven daily newspapers, seven weekly publications, eleven shoppers, and digital platforms for an aggregate purchase price of $135.9 million, including working capital.

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
On February 14, 2017, Fortress announced that it had entered into an Agreement and Plan of Merger (the "Merger Agreement") with SB Foundation Holdings LP, a Cayman Islands exempted limited partnership (“SoftBank Parent”) and an affiliate of SoftBank Group Corp. (“SoftBank”), and Foundation Acquisition LLC, a Delaware limited liability company and wholly owned subsidiary of SoftBank Parent (“SoftBank Merger Sub”), pursuant to which SoftBank Merger Sub will merge with and into Fortress, with Fortress surviving as a wholly owned subsidiary of SoftBank Parent. While Fortress’s senior investment professionals are expected to remain in place, including those individuals who perform services for us, there can be no assurance that the SoftBank merger will not have an impact on us or our relationship with the Manager. Fortress informed the Company that it believes that under the Investment Advisers Act of 1940, as amended, the change of ownership resulting from the completion of the SoftBank merger will result in a deemed assignment of the Management Agreement, and that as a result, the Manager is required to obtain the Company’s consent to the assignment. On April 27, 2017, the disinterested members of our board of directors unanimously approved the consent to the assignment. The disinterested members of our board of directors were advised by outside independent counsel.
Long-Lived Asset Impairment
As part of the ongoing cost reduction programs, we are consolidating print facilities, and during the nine months ended September 24, 2017, we ceased printing operations at 12 facilities.  As a result, we recognized an impairment charge of $6.5 million and accelerated depreciation of $2.4 million during the nine months ended September 24, 2017.
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

Results of Operations
The following table summarizes our historical results of operations for New Media for the three and nine months ended September 24, 2017 and September 25, 2016. References to “same store” results take into account material acquisitions and divestitures of the Company by adjusting prior year performance to include or exclude financial results as if the Company had owned or divested a business for the comparable period. The results of several acquisitions (“tuck-in acquisitions”) were funded from the Company's available cash and are not considered material.
The same store results for the three months ended September 24, 2017 are the same as reported, and the year-to-date same store results are not significantly different from actual results. Therefore, the revenue discussion below will focus on the as reported amounts only.
NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(In thousands)

	Three months ended September 24, 2017	Three months ended September 25, 2016	Nine months ended September 24, 2017	Nine months ended September 25, 2016
Revenues:
Advertising	$159,481	$164,683	$482,427	$502,474
Circulation	112,792	104,693	334,160	312,664
Commercial printing and other	44,903	37,461	130,986	106,633
Total revenues	317,176	306,837	947,573	921,771
Operating costs and expenses:
Operating costs	177,724	172,972	532,535	519,982
Selling, general, and administrative	106,809	100,052	319,338	306,165
Depreciation and amortization	18,257	17,014	54,621	50,364
Integration and reorganization costs	2,210	5,197	6,817	7,532
Impairment of long-lived assets	—	—	6,485	—
Goodwill and mastheads impairment	—	—	27,448	—
Loss (gain) on sale or disposal of assets	686	974	(1,860)	3,325
Operating income	11,490	10,628	2,189	34,403
Interest expense	7,848	7,391	22,283	22,269
Loss on early extinguishment of debt	4,767	—	4,767	—
Other income	(88)	(62)	(75)	(316)
(Loss) income before income taxes	(1,037)	3,299	(24,786)	12,450
Income tax expense (benefit)	934	504	2,557	(4,695)
Net (loss) income	$(1,971)	$2,795	$(27,343)	$17,145
Three Months Ended September 24, 2017 Compared To Three Months Ended September 25, 2016
Revenue. Total revenue for the three months ended September 24, 2017 increased by $10.3 million, or 3.4%, to $317.2 million from $306.8 million for the three months ended September 25, 2016. The increase in total revenue was comprised of an $8.1 million, or 7.7%, increase in circulation revenue and a $7.4 million, or 19.7%, increase in commercial printing and other revenue, which was partially offset by a $5.2 million, or 3.2%, decrease in advertising revenue.
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

Operating Costs. Operating costs for the three months ended September 24, 2017 increased by $4.7 million, or 2.7%, to $177.7 million from $173.0 million for the three months ended September 25, 2016. Operating costs include costs from acquisitions of $18.8 million, which was partially offset by a $14.1 million decrease in the costs related to the remaining operations. This decline in operating costs related to the remaining operations was primarily due to a decrease in compensation, hauling and delivery, newsprint and ink and postage expenses of $7.7 million, $1.9 million, $1.8 million and $0.5 million, respectively. There were no other decreases greater than $0.5 million.
Selling, General and Administrative. Selling, general and administrative expenses for the three months ended September 24, 2017 increased by $6.7 million, or 6.7%, to $106.8 million from $100.1 million for the three months ended September 25, 2016. The increase includes selling, general and administrative expenses from acquisitions of $10.5 million and an increase in professional and consulting fees of $1.1 million, which was partially offset by a $4.9 million decrease in the costs related to the remaining operations. This decline in selling, general and administrative expenses related to the remaining operations was primarily due to a decrease in compensation and bank fees of $2.8 million and $0.6 million, respectively. There were no other increases or decreases greater than $0.5 million.
Integration and Reorganization Costs. During the three months ended September 24, 2017 and September 25, 2016, we recorded integration and reorganization costs of $2.2 million and $5.2 million, respectively, primarily resulting from severance costs related to acquisition-related synergies and the continued consolidation of our operations resulting from ongoing implementation of our plans to reduce costs and preserve cash flow, including a voluntary severance offer in September 2016.
Loss on early extinguishment of debt. During the three months ended September 24, 2017, we recorded a loss of $4.8 million due to the early extinguishment of long-term debt. There were no such charges during the three months ended September 25, 2016.
Income Tax Expense (Benefit). During the three months ended September 24, 2017 and September 25, 2016, we recorded an income tax expense of $0.9 million and $0.5 million, respectively. The increase in income tax expense is primarily due to our tax provision being calculated based upon year-to-date results including a deferred tax provision for indefinite lived intangible assets in the three months ended September 24, 2017 when compared to calculating the tax provision using the projected full year effective tax rate for the three months ended September 25, 2016.
Net (Loss) Income. Net loss for the three months ended September 24, 2017 was $2.0 million and net income for the three months ended September 25, 2016 was $2.8 million. The difference is related to the factors noted above.
Nine Months Ended September 24, 2017 Compared To Nine Months Ended September 25, 2016
Revenue. Total revenue for the nine months ended September 24, 2017 increased by $25.8 million, or 2.8%, to $947.6 million from $921.8 million for the nine months ended September 25, 2016. The increase in total revenue was comprised of a $21.5 million, or 6.9%, increase in circulation revenue and a $24.4 million, or 22.9%, increase in commercial printing and other revenue, which was partially offset by a $20.1 million, or 4.0%, decrease in advertising revenue.
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
Operating Costs. Operating costs for the nine months ended September 24, 2017 increased by $12.5 million, or 2.4%, to $532.5 million from $520.0 million for the nine months ended September 25, 2016. Operating costs include costs from acquisitions of $53.0 million, which was partially offset by a $40.5 million decrease in the costs related to the remaining operations. This decline in operating costs related to the remaining operations was primarily due to a decrease in compensation, hauling and delivery, newsprint and ink, outside services, postage, travel and entertainment expenses, supplies and professional and consulting fees of $22.5 million, $5.4 million, $4.9 million, $2.6 million, $2.1 million, $1.2 million, $1.1 million and $0.8 million, respectively.
Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended September 24, 2017 increased by $13.1 million, or 4.3%, to $319.3 million from $306.2 million for the nine months ended September 25, 2016. The increase includes selling, general and administrative expenses from acquisitions of $29.8 million, and increase in professional and consulting fees of $1.9 million, and an increase in bad debt expense of $0.9 million, which was partially offset by a $17.5 million decrease in the costs related to the remaining operations. This decline in selling, general and administrative expenses related to the remaining operations was primarily due to a decrease in compensation, outside services, travel and entertainment, bank and credit card fees, advertising and promotions, telephone expenses, web hosting and domain expenses, business insurance and building rental and maintenance of $6.5 million, $3.1 million, $2.0 million, $1.4 million, $1.2 million, $1.1 million, $0.9 million, $0.6 million and $0.6 million, respectively. There were no other increases or decreases greater than $0.5 million.
Integration and Reorganization Costs. During the nine months ended September 24, 2017 and September 25, 2016, we recorded integration and reorganization costs of $6.8 million and $7.5 million, respectively, primarily resulting from severance costs related to acquisition-related synergies and the continued consolidation of our operations resulting from ongoing implementation of our plans to reduce costs and preserve cash flow, including a voluntary severance offer in September 2016.
Impairment of Long-lived Assets. During the nine months ended September 24, 2017, we recorded a $6.5 million impairment of long-lived assets due to 12 printing facilities ceasing operations during the nine months ended September 24, 2017. No such charge was recorded during the nine months ended September 25, 2016.
Goodwill and Mastheads Impairment. During the nine months ended September 24, 2017, we recorded a $27.4 million goodwill and mastheads impairment due to softening business conditions and the related impact on the fair value of our reporting units. No such charge was recorded during the nine months ended September 25, 2016.
Loss on early extinguishment of debt. During the nine months ended September 24, 2017, we recorded a loss of $4.8 million due to the early extinguishment of long-term debt. There were no such charges during the nine months ended September 25, 2016.
Income Tax Expense (Benefit). During the nine months ended September 24, 2017 and September 25, 2016, we recorded an income tax expense of $2.6 million and an income tax benefit of $4.7 million, respectively. The increase in income tax expense is primarily due to our tax provision being calculated based upon year-to-date results, including a deferred tax provision for indefinite lived intangible assets during the nine months ended September 24, 2017, and the discrete income tax benefit recognized during the nine months ended September 25, 2016 attributable to the release of a portion of the valuation allowance as deferred tax assets were utilized to offset deferred tax liabilities of two acquired entities.
Net (Loss) Income. Net loss for the nine months ended September 24, 2017 was $27.3 million and net income for the nine months ended September 25, 2016 was $17.1 million. The difference is related to the factors noted above.
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

Dividends
On October 26, 2017, we announced a third quarter 2017 cash dividend of $0.37 per share of Common Stock, par value $0.01 per share, of New Media. The dividend will be paid on November 16, 2017, to shareholders of record as of the close of business on November 8, 2017.
On July 27, 2017, we announced a second quarter 2017 cash dividend of $0.35 per share of Common Stock, par value $0.01 per share, of New Media. The dividend was paid on August 17, 2017, to shareholders of record as of the close of business on August 9, 2017.
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
New Media Credit Agreement
On June 4, 2014, New Media Holdings II LLC (the “New Media Borrower”), a wholly owned subsidiary of New Media, entered into a credit agreement (the “New Media Credit Agreement”) among the New Media Borrower, New Media Holdings I LLC (“Holdings I”), the lenders party thereto, RBS Citizens, N.A. and Credit Suisse Securities (USA) LLC as joint lead arrangers and joint bookrunners, Credit Suisse AG, Cayman Islands Branch as syndication agent and Citizens Bank of Pennsylvania as administration agent which provided for (i) a $200 million senior secured term facility (the “Term Loan Facility” and any loan thereunder, including as part of the Incremental Facility, “Term Loans”), (ii) a $25 million senior secured revolving credit facility, with a $5 million sub-facility for letters of credit and a $5 million sub-facility for swing loans, (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Senior Secured Credit Facilities”) and (iii) the ability for the New Media Borrower to request one or more new commitments for term loans or revolving loans from time to time up to an aggregate total of $75 million (the “Incremental Facility”) subject to certain conditions. On June 4, 2014, the New Media Borrower borrowed $200 million under the Term Loan Facility (the “Initial Term Loans”). As of June 26, 2016, $0 was drawn under the Revolving Credit Facility. The Term Loans mature on July 14, 2022 and the maturity date for the Revolving Credit Facility is July 14, 2021. The New Media Credit Agreement was amended;
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

•on March 6, 2015, to provide for $15 million in additional revolving commitments under the Incremental Facility;
•on May 29, 2015, to provide for $25 million in additional term loans under the Incremental Facility; and
•on July 14, 2017, to (i) extend the maturity date of the outstanding term loans under the Term Loan Facility to July 14, 2022, (ii) provide for a 1.00% prepayment premium for any prepayments made in connection with certain repricing transactions effected within six months of the date of the amendment, (iii) extend the maturity date of the Revolving Credit Facility to July 14, 2021, (iv) provide for $20 million in additional term loans (the “2017 Incremental Term Loan”) under the Incremental Facility and (v) increase the amount of the Incremental Facility that may be requested on or after the date of the amendment (inclusive of the 2017 Incremental Term Loan) to $100 million.
In connection with the July 14, 2017 amendment, we incurred approximately $6.6 million of fees and expenses. There was one lender who had a significant change in the terms of the Term Loan Facility; the difference between the present value of the cash flows after this amendment and the present value of the cash flows before this amendment was more than 10%.  This portion of the transaction was accounted for as an extinguishment under ASC Subtopic 470-50, “Debt Modifications and Extinguishments”. Deferred fees and expenses of $1.0 million previously allocated to that lender were written off to loss on early extinguishment of debt.  Additionally, the current fees of $2.4 million attributed to this lender were expensed to loss on early extinguishment of debt.  The third party expenses of $0.1 million apportioned to the lender were capitalized.  In addition, $1.3 million fees and expenses allocated to lenders that exited the facility were written off to loss on early extinguishment of debt.  The remainder of this amendment was treated as a debt modification for accounting purposes.  The consent fees of $3.0 million for the lenders other than the one mentioned above were capitalized and will be amortized over the term of the Term Loan Facility.  The third party fees of $0.6 million related to these lenders were expensed. Additionally, the fees and expenses allocated to the Revolving Credit Facility of $0.4 million were capitalized as this component of the amendment was accounted for as a debt modification.
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
As of September 24, 2017, we are in compliance with all of the covenants and obligations under the New Media Credit Agreement.
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
As of September 24, 2017, we are in compliance with all of the covenants and obligations under the Halifax Alabama Credit Agreement.
Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” in our Annual Report on Form 10-K for the fiscal year ended December 25, 2016, for further discussion of the Advantage Credit Agreements.
Cash Flows
The following table summarizes our historical cash flows.

	Nine months ended September 24, 2017	Nine months ended September 25, 2016
Cash provided by operating activities	$80,768	$67,312
Cash used in investing activities	(34,237)	(112,209)
Cash used in financing activities	(58,236)	(47,221)
The discussion of our cash flows that follows is based on our historical cash flows for the nine months ended September 24, 2017 and September 25, 2016.
Cash Flows from Operating Activities. Net cash provided by operating activities for the nine months ended September 24, 2017 was $80.8 million, an increase of $13.5 million when compared to $67.3 million of cash provided by operating activities for the nine months ended September 25, 2016. This $13.5 million increase was the result of an increase in adjustments for non-cash charges of $42.7 million and an increase in cash provided by working capital of $15.3 million, which was partially offset by a decrease in operating results of $44.5 million.
The $15.3 million increase in cash provided by working capital for the nine months ended September 24, 2017 when compared to the nine months ended September 25, 2016, is primarily attributable to an increase in accrued expenses and accounts payable, which was partially offset by an increase in accounts receivable.
The $42.7 million increase in adjustments to net income for non-cash charges when compared to the nine months ended September 25, 2016, primarily consisted of a $27.4 million goodwill and mastheads impairment, a $7.0 million increase in deferred income taxes, a $6.5 million increase in impairment of long-lived assets, a $4.3 million increase in depreciation and amortization, a non-cash loss on early extinguishment of debt of $2.3 million, a $0.5 million increase in non-cash compensation expense, and a $0.2 million increase in non-cash charge to investments, which was partially offset by a $5.2 million increase in gain on sale or disposal of assets and a $0.4 million decrease in non-cash interest expense.
Cash Flows from Investing Activities. Net cash used in investing activities for the nine months ended September 24, 2017 was $34.2 million. During the nine months ended September 24, 2017, we used $41.7 million, net of cash acquired, for acquisitions and $7.2 million for capital expenditures, which was partially offset by $14.7 million we received from the sale of publications and other assets.

Net cash used in investing activities for the nine months ended September 25, 2016 was $112.2 million. During the nine months ended September 25, 2016, we used $107.7 million, net of cash acquired, for acquisitions and $7.7 million for capital expenditures, which was partially offset by $3.2 million we received from the sale of publications and other assets.
Cash Flows from Financing Activities. Net cash used in financing activities for the nine months ended September 24, 2017 was $58.2 million primarily due to the payment of dividends of $56.0 million, repayments under term loans of $12.6 million, $5.0 million in repurchases of common stock under the Share Repurchase Program, payment of debt issuance costs of $3.5 million, a $0.7 million purchase of treasury stock, and $0.4 million payment of offering costs, which was partially offset by borrowings under term loans of $20.0 million.
Net cash used in financing activities for the nine months ended September 25, 2016 was $47.2 million primarily due to the payment of dividends of $44.2 million, repayments under term loans of $2.6 million, and a $0.4 million purchase of treasury stock.
Changes in Financial Position
The discussion that follows highlights significant changes in our financial position and working capital from December 25, 2016 to September 24, 2017.
Accounts Receivable. Accounts receivable decreased $10.5 million from December 25, 2016 to September 24, 2017, which primarily relates to seasonality and the timing of cash collections, which was partially offset by $5.7 million of assets acquired in the nine month period ending September 24, 2017.
Prepaid Expenses. Prepaid expenses increased $3.0 million from December 25, 2016 to September 24, 2017, which primarily relates to the timing of payments.
Property, Plant, and Equipment. Property, plant, and equipment decreased $14.6 million from December 25, 2016 to September 24, 2017, of which $37.7 million relates to depreciation, $11.3 million relates to assets sold or disposed of during the first nine months of 2017 and $6.4 million relates to an impairment of long-lived assets, which was partially offset by $33.6 million of assets acquired in 2017 and $7.2 million of capital expenditures.
Goodwill. Goodwill decreased $25.6 million from December 25, 2016 to September 24, 2017, which is primarily due to a $25.6 million goodwill impairment and $2.8 million relates to assets sold, which was partially offset by $2.9 million of assets acquired in 2017.
Intangible Assets. Intangible assets decreased $14.0 million from December 25, 2016 to September 24, 2017, of which $16.9 million relates to amortization and $1.8 million relates to a mastheads impairment, which was partially offset by $4.7 million of assets acquired in 2017.
Current Portion of Long-term Debt. Current portion of long-term debt decreased $9.9 million from December 25, 2016 to September 24, 2017, due to $10.0 million repayment of debt that was assumed in the Halifax Media acquisition in 2015, which was partially offset by the increase in the current portion of long-term debt of $0.1 million related to the July 14, 2017 amendment to the New Media Credit Agreement.
Accounts Payable. Accounts payable increased $5.8 million from December 25, 2016 to September 24, 2017, which relates primarily to the timing of vendor payments.
Accrued Expenses. Accrued expenses decreased $2.1 million from December 25, 2016 to September 24, 2017, which primarily relates to a decrease in the accrual for all management agreement related fees of $7.4 million, which was partially offset by a $3.4 increase in accrued payroll and a $1.9 million increase in accrued taxes.
Deferred Revenue. Deferred revenue increased $2.4 million from December 25, 2016 to September 24, 2017, primarily due to acquisitions in 2017 and normal operations, which was partially offset by deferred revenue transferred in the sale of a business in 2017.
Long-term Debt. Long-term debt increased $17.7 million from December 25, 2016 to September 24, 2017, primarily due to borrowings under term loans of $20.0 million, a $2.3 million loss on early extinguishment of debt and $1.7 million non-cash interest expense, which was partially offset by the payment of debt issuance costs of $3.5 million, and a $2.6 million repayment of term loans.
Deferred Income Taxes. Deferred income taxes increased $2.0 million from December 25, 2016 to September 24, 2017, which primarily relates to an increase in the deferred tax liability for indefinite-lived intangible assets.
Additional Paid-In Capital. Additional paid-in capital decreased $40.5 million from December 25, 2016 to September 24, 2017, due to dividends of $37.9 million and $5.0 million in repurchases of common stock under the Share Repurchase Program, which was partially offset by non-cash compensation expense of $2.4 million.
(Accumulated Deficit) Retained Earnings. Accumulated deficit increased $45.5 million from December 25, 2016 to September 24, 2017, due to a net loss of $27.3 million and dividends of $18.2 million.
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
Contractual Commitments
There were no material changes made to our contractual commitments during the period from December 25, 2016 to September 24, 2017.
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

The table below shows the reconciliation of net (loss) income to Adjusted EBITDA for the periods presented:

	Three months ended September 24, 2017		Three months ended September 25, 2016		Nine months ended September 24, 2017		Nine months ended September 25, 2016
	(in thousands)
Net (loss) income	$(1,971)		$2,795		$(27,343)		$17,145
Income tax expense (benefit)	934		504		2,557		(4,695)
Interest expense	7,848		7,391		22,283		22,269
Impairment of long-lived assets	—		—		6,485		—
Loss on early extinguishment of debt	4,767		—		4,767		—
Goodwill and mastheads impairment	—		—		27,448		—
Depreciation and amortization	18,257		17,014		54,621		50,364
Adjusted EBITDA from continuing operations	$29,835	(a)	$27,704	(b)	$90,818	(c)	$85,083	(d)

(a)
Adjusted EBITDA for the three months ended September 24, 2017 included net expenses of $7,289, related to transaction and project costs, non-cash compensation, and other expense of $4,393, integration and reorganization costs of $2,210 and a $686 loss on the sale or disposal of assets.

(b)
Adjusted EBITDA for the three months ended September 25, 2016 included net expenses of $9,289, related to transaction and project costs, non-cash compensation, and other expense of $3,118, integration and reorganization costs of $5,197 and a $974 loss on the sale or disposal of assets.

(c)
Adjusted EBITDA for the nine months ended September 24, 2017 included net expenses of $16,273, related to transaction and project costs, non-cash compensation, and other expense of $11,316, integration and reorganization costs of $6,817 and a $1,860 gain on the sale or disposal of assets.

(d)
Adjusted EBITDA for the nine months ended September 25, 2016 included net expenses of $21,088, related to transaction and project costs, non-cash compensation, and other expense of $10,231, integration and reorganization costs of $7,532 and a $3,325 loss on the sale or disposal of assets.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
During the nine month period ended September 24, 2017, there were no material changes to the quantitative and qualitative disclosures about market risk that were presented in Item 7A of our Annual Report on Form 10-K for the year ended December 25, 2016.

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
Current and future conditions in the economy have an inherent degree of uncertainty. As a result, it is difficult to estimate the level of growth or contraction for the economy as a whole. It is even more difficult to estimate growth or contraction in various parts, sectors and regions of the economy, including the markets in which we participate. Adverse changes may occur as a result of weak global economic conditions, declining oil prices, wavering consumer confidence, unemployment, declines in stock markets, contraction of credit availability, declines in real estate values, natural disasters, or other factors affecting economic conditions in general. These changes may negatively affect the sales of our products, increase exposure to losses from bad debts, increase the cost and decrease the availability of financing, or increase costs associated with publishing and distributing our publications.
Our ability to generate revenues is correlated with the economic conditions of three geographic regions of the United States.
Our Company primarily generates revenue in three geographic regions: the Northeast, the Midwest, and the Southeast. During the nine months ended September 24, 2017, approximately 29% of our total revenues were generated in three states in the Northeast: Massachusetts, Rhode Island, and New York. During the same period, approximately 21% of our total revenues were generated in two states in the Midwest: Ohio and Illinois. Also during the same period, approximately 20% of our total revenues were generated in two states in the Southeast: Florida and North Carolina. As a result of this geographic concentration, our financial results, including advertising and circulation revenue, depend largely upon economic conditions in these principal market areas. Accordingly, adverse economic developments within these three regions in particular could significantly affect our consolidated operations and financial results.
Our indebtedness and any future indebtedness may limit our financial and operating activities and our ability to incur additional debt to fund future needs or dividends.

As of September 24, 2017, New Media’s outstanding indebtedness consists primarily of the New Media Credit Agreement. The New Media Credit Agreement provided for (i) a $200 million senior secured term facility, (ii) a $25 million senior secured revolving credit facility, with a $5 million sub-facility for letters of credit and a $5 million sub-facility for swing loans and (iii) the ability for us to request one or more new commitments for term loans or revolving loans from time to time up to an aggregate total of $75 million (the "Incremental Facility"), subject to certain conditions. On September 3, 2014, the New Media Credit Agreement was amended to provide for additional term loans under the Incremental Facility in an aggregate principal amount of $25 million. On November 20, 2014, the New Media Credit Agreement was further amended to increase the amount available thereunder for incremental term loans from $75 million to $225 million in order to facilitate the financing of the acquisition of substantially all of the assets from Halifax Media Group LLC. On January 9, 2015, the New Media Credit Agreement was amended to provide for additional term loans and revolving commitments under the Incremental Facility in a combined aggregate principal amount of $152 million and to make certain amendments to the Revolving Credit Facility. On February 13, 2015, the New Media Credit Agreement was amended to, amongst other things, replace the existing term loans with a new class of replacement term loans with extended call protection. On March 6, 2015, the New Media Credit Agreement was amended to provide for $15 million in additional revolving commitments under the Incremental Facility. On May 29, 2015, the New Media Credit Agreement was amended to provide for $25 million in additional term loans under the Incremental Facility. On July 14, 2017, the New Media Credit Agreement was amended to, among other things, (i) extend the maturity date of the outstanding term loans to July 14, 2022 (the “Extended Term Loans”), (ii) provide for a 1.00% prepayment premium for any prepayments of the Extended Term Loans made in connection with certain repricing transactions effected within six months of the date of the amendment, (iii) extend the maturity date of the revolving credit facility to July 14, 2021, (iv) provide for additional dollar-denominated term loans in an aggregate principal amount of $20 million (the “2017 Incremental Term Loans”) on the same terms as the Extended Term Loans and (v) increase the amount of the incremental facility that may be requested on or after the date of the amendment (inclusive of the 2017 Incremental Term Loans) to $100 million. As of September 24, 2017, $0 was drawn under the Revolving Credit Facility.
The Halifax Alabama Credit Agreement, which arose from debt obligations assumed by us in connection with our acquisition of substantially all of the assets from Halifax Media Group LLC on January 9, 2015, is comprised of debt in the principal amount of $8 million that bears interest at the rate of LIBOR plus 6.25% per annum (with a minimum of 1% LIBOR) payable quarterly in arrears, maturing on March 31, 2019. As of September 24, 2017, $8 million was outstanding under the Halifax Alabama Credit Agreement.
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
We have announced our intent to distribute a substantial portion of our free cash flow generated from operations or other sources as a dividend to our stockholders, through a quarterly dividend, subject to satisfactory financial performance, approval by our Board of Directors and dividend restrictions in the New Media Credit Agreement. The Board of Directors’ determinations regarding dividends will depend on a variety of factors, including the Company’s GAAP net income, free cash flow generated from operations or other sources, liquidity position and potential alternative uses of cash, such as acquisitions, as well as economic conditions and expected future financial results. Although we recently paid a second quarter 2017 cash dividend of $0.35 per share of Common Stock and have regularly paid quarterly dividends since the third quarter of 2014, there can be no guarantee that we will continue to pay dividends in the future or that this recent dividend is representative of the amount of any future dividends. Our ability to declare future dividends will depend on our future financial performance, which in turn depends on the successful implementation of our strategy and on financial, competitive, regulatory, technical and other factors, general economic conditions, demand and selling prices for our products and other factors specific to our industry or specific projects, many of which are beyond our control. Therefore, our ability to generate free cash flow depends on the performance of our operations and could be limited by decreases in our profitability or increases in costs, capital expenditures or debt servicing requirements.
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
At September 24, 2017 the carrying value of our goodwill is $202.4 million, mastheads is $95.2 million, and amortizable intangible assets is $242.3 million. These assets are subject to annual impairment testing and more frequent testing upon the occurrence of certain events or significant changes in our circumstances that indicate all or a portion of their carrying values may no longer be recoverable, in which case a non-cash charge to earnings may be necessary in the relevant period. We may subsequently experience market pressures which could cause future cash flows to decline below our current expectations, or volatile equity markets could negatively impact market factors used in the impairment analysis, including earnings multiples, discount rates, and long-term growth rates. Any future evaluations requiring an asset impairment charge for goodwill or other intangible assets would adversely affect future reported results of operations and shareholders’ equity.
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
Our pension and postretirement plans were underfunded by $24.6 million at September 24, 2017. Our pension plan invests in a variety of equity and debt securities. Future volatility and disruption in the stock markets could cause declines in the asset values of our pension plans. In addition, a decrease in the discount rate used to determine minimum funding requirements could result in increased future contributions. If either occurs, we may need to make additional pension contributions above what is currently estimated, which could reduce the cash available for our businesses.
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
As of September 24, 2017, we employed 9,830 employees, of whom 1,215 (or approximately 12%) were represented by 38 unions. 85% of the unionized employees are in four states: Ohio, Rhode Island, Massachusetts and Illinois and represent 30%, 24%, 16% and 15% of all our union employees, respectively. Most of our unionized employees work under collective bargaining agreements that expire in 2018.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Approximate Number of Shares that May Yet Be Purchased Under the Plan or Programs
Total through December 25, 2016	26,749		$15.63	—	115,636
December 26, 2016 through January 29, 2017	—		$—	—	107,632
January 30, 2017 through February 26, 2017	39,879	(1)	$15.21	—	135,316
February 27, 2017 through March 26, 2017	—		$—	—	135,316
March 27, 2017 through April 30, 2017	1,516	(1)	$13.16	—	134,013
May 1, 2017 through May 28, 2017	391,120	(2)	$12.77	391,120	7,584,013
May 29, 2017 through June 25, 2017	—		$—	—	7,584,013
June 26, 2017 through July 30, 2017	1,901	(1)	$14.03	—	7,582,112
July 30, 2017 through August 27, 2017	198	(1)	$13.63	—	7,575,921
August 28, 2017 through September 24, 2017	—		$—	—	$7,575,921
Total	461,363		$13.15	391,120	7,575,921
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

(2)	On May 17, 2017, the Company announced that the Company's Board of Directors authorized the repurchase of up to $100 million of the Company's common stock in the next 12 months.

Item 3.	Defaults Upon Senior Securities
Not applicable

Item 4.	Mine Safety Disclosures
Not applicable

Item 5.	Other Information
Not applicable

Item 6.	Exhibits
See Index to Exhibits on page 56 of this Quarterly Report on Form 10-Q.

Exhibit No.	Description
* 2.1‡
Asset Purchase Agreement, dated as of August 9, 2017, by and among GateHouse Media, LLC, GateHouse Media Management Services, Inc., Morris Publishing Group, LLC, Athens Newspapers, LLC, Homer News, LLC, Log Cabin Democrat, LLC, Southeastern Newspapers Company, LLC, Southwestern Newspapers Company, L.P., The Sun Times, LLC and Morris Communications Company, LLC (included herewith).

10.1
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

NEW MEDIA INVESTMENT GROUP INC.

Date: October 26, 2017	/s/ Gregory W. Freiberg
Gregory W. Freiberg
Chief Financial Officer
(Principal Financial and Accounting Officer)