Form 10-K
period 2017-12-31
New Media Investment Group Inc.
filed 2018-02-28
CIK 1579684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant on June 25, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $608.1 million. The market value calculation was determined using a per share price of $13.35, the price at which the registrant’s common stock was last sold on the New York Stock Exchange on such date. For purposes of this calculation, shares held by non-affiliates excludes only those shares beneficially owned by the registrant’s executive officers, directors, and stockholders owning 10% or more of the registrant’s outstanding common stock (and, in each case, their immediate family members and affiliates).
As of February 23, 2018, 53,223,609 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company’s fiscal year-end, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

NEW MEDIA INVESTMENT GROUP INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2017

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
Forward-looking statements are based on management’s current expectations and beliefs and are subject to a number of known and unknown risks, uncertainties and other factors that could lead to actual results materially different from those described in the forward-looking statements. We can give no assurance that our expectations will be attained. Our actual results, liquidity and financial condition may differ from the anticipated results, liquidity and financial condition indicated in these forward-looking statements. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause our actual results to differ, possibly materially from expectations or estimates reflected in such forward-looking statements, including, among others:

•	general economic and market conditions;

•	economic conditions in the Northeast, Southeast and Midwest regions of the United States;

•	declining advertising and circulation revenues;

•	our ability to grow our digital marketing and business services and digital audience and advertiser base;

•	the growing shift within the publishing industry from traditional print media to digital forms of publication;

•	our ability to grow our business organically through both our consumer and small to medium size business strategies:

•	our ability to acquire local media print assets at attractive valuations;

•	the risk that we may not realize the anticipated benefits of our recent or potential future acquisitions;

•	the availability and cost of capital for future investments;

•	our indebtedness may restrict our operations and / or require us to dedicate a portion of cash flow from operations to the payment of principal and interest;

•	our ability to pay dividends consistent with prior practice or at all;

•	our ability to reduce costs and expenses;

•	our ability to realize the benefits of the Management Agreement (as defined below);

•	the impact of any material transactions with the Manager (as defined below) or one of its affiliates, including the impact of any actual, potential or perceived conflicts of interest;

•	effects of the recently completed merger of Fortress Investment Group LLC with affiliates of SoftBank Group Corp.;

•	the competitive environment in which we operate; and

•	our ability to recruit and retain key personnel.
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
Our portfolio of media assets today spans across 569 markets and 38 states. Our products include 678 community print publications, 569 websites and two yellow page directories. As of December 31, 2017, we reach over 22 million people per week and serve over 215,000 business customers.
Our business strategy is to be the preeminent provider of local news, information, advertising, and digital and business services in the markets we operate in. We aim to grow our business organically through both our consumer and SMB strategies. We also plan to continue to pursue strategic acquisitions of high-quality local media and digital marketing assets at attractive valuation levels. Finally, we intend to distribute a portion of our free cash flow generated from operations or other sources as a dividend to stockholders through a quarterly dividend, subject to satisfactory financial performance, approval by our board of directors (the “Board of Directors” or “Board”) and dividend restrictions in the New Media Credit Agreement (as defined below). The Board of Directors’ determinations regarding dividends will depend on a variety of factors, including the Company’s U.S. generally accepted accounting principles (“GAAP”) net income, free cash flow generated from operations or other sources, liquidity position and potential alternative uses of cash, such as acquisitions, as well as economic conditions and expected future financial results.
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
For our SMB category, we focus on leveraging our strong local media brands, our in-market sales force and our high consumer penetration rates with a variety of technology oriented products and services that solve acute pain points for SMBs. Central to this business strategy is our wholly-owned subsidiary UpCurve, Inc. ("UpCurve"). UpCurve provides two broad categories of services: ThriveHive, previously known as Propel Marketing, which provides marketing services for every SMB regardless of size, and UpCurve Cloud which offers best-in-breed cloud-based products with expert migration, integration, and support. ThriveHive is designed to offer a complete set of turn-key digital marketing and business services to SMBs that provide transparent results to the business owners. In 2016, we acquired a turn-key proprietary software that enables SMB owners to run their own digital and contact marketing campaigns.
We launched the UpCurve products in 2012 and have seen rapid growth since then. We believe UpCurve, combined with our strong local brands and in-market sales force, is positioned to continue to be a key component to our overall organic growth strategy. The opportunity UpCurve aims to seize upon is as follows:
There were approximately 29.6 million SMBs in the U.S. in 2014 according to the U.S. Small Business Administration. Of these, approximately 29.0 million had 20 employees or less.
Many of the owners and managers of these SMBs do not have the resources or expertise to navigate the fast evolving digital marketing and cloud based service sectors, but are increasingly aware of the need to embrace the digital disruption to their business model.
We believe our local media properties and local sales infrastructure are uniquely positioned to sell these digital marketing and business services to local business owners and give us distinct advantages, including:

•	our strong and trusted local brands, with 85% of our daily newspapers having published local content for more than 100 years;

•	our ability to market through our print and online properties, driving branding and traffic; and

•	our more than 1,330 local, direct, in-market sales professionals with long standing relationships with small businesses in the communities we serve.

Our core products include:

•	142 daily newspapers with total paid circulation of approximately 1.5 million;

•	326 weekly newspapers (published up to three times per week) with total paid circulation of approximately 318,000 and total free circulation of approximately 2.0 million;

•	140 “shoppers” (generally advertising-only publications) with total circulation of approximately 3.5 million;

•	569 locally-focused websites, which extend our businesses onto the internet and mobile devices with approximately 290 million page views per month;

•	two yellow page directories, with a distribution of approximately 290,000, that cover a population of approximately 419,000 people;

•	70 business publications; and

•	UpCurve Cloud and ThriveHive digital marketing.
In addition to our core products, we also opportunistically produce niche publications that address specific local market interests such as recreation, sports, healthcare and real estate.
GateHouse Live, our event business, was started in late 2015 to leverage our local brands to create world-class events in the markets we serve.  GateHouse Live now produces over 250 annual events with a collective attendance over 300,000.  Among our core event offerings are a variety of themed expos focused on target audiences, including men, women, seniors and young families.  Other signature event series produced across many of our markets include one of the nation's largest high school sports recognition events and the official community's choice awards for dozens of markets across the country.  GateHouse Live also offers white label event services for retailers and other media companies.
Our print and online products focus on the local community from a content, advertising, and digital marketing perspective. As a result of our focus on small and midsize markets, we are usually the primary, and sometimes, the sole provider of comprehensive local market news and information in the communities we serve. Our content is primarily devoted to topics that we believe are highly relevant and of interest to our audience such as local news and politics, community and regional events, youth sports, opinion and editorial pages, local schools, obituaries, weddings and police reports.
More than 85% of our daily newspapers have been published for more than 100 years and 99% have been published for more than 50 years. We believe that the longevity of our publications demonstrates the value and relevance of the local information that we provide and has created a strong foundation of reader loyalty and a highly-recognized media brand name in each community we serve. As a result of these factors, we believe that our publications have high local audience penetration rates in our markets, thereby providing advertisers with strong local market reach.
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
The revenues derived from our SMB category come from a variety of print and digital marketing and business service products we offer through UpCurve, and commercial printing services. Our consumer revenue category comes primarily from subscription income as consumers pay for our deep, rich local content, both in print and online, however primarily print today.
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
Management Agreement
On November 26, 2013, New Media entered into a management agreement (the "Management Agreement") with FIG LLC (the "Manager") pursuant to which the Manager manages the operations of New Media. The annual management fee is 1.50% of New Media’s Total Equity (as defined in the Management Agreement), and the Manager is eligible to receive incentive compensation. On December 27, 2017, SoftBank Group Corp. (“SoftBank”) announced that it completed its previously announced acquisition of Fortress (the “SoftBank Merger”). Following the SoftBank Merger, Fortress will operate within SoftBank as an independent business headquartered in New York. Fortress’s senior investment professionals are expected to remain in place, including those individuals who perform services for us.
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
During 2017, we acquired substantially all the assets, properties, and business of certain publications/businesses, which included four business publications, 22 daily newspapers, 34 weekly publications, 24 shoppers, two customer relationship management solutions providers, a social media app and an event production business for an aggregate purchase price of $165.1 million, including estimated working capital.
Long-Lived Asset Impairment
As part of the ongoing cost reduction programs, the Company is consolidating print facilities, and during the year ended December 31, 2017, the Company ceased printing operations at 15 facilities.  As a result, the Company recognized an impairment charge related to retired equipment of $7.1 million and accelerated depreciation of $2.4 million over the revised useful life of the equipment during the year ended December 31, 2017.
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
On June 2, 2017, we completed the sale of the Mail Tribune, located in Medford, Oregon, for approximately $14.7 million, including working capital.  As a result, a pre-tax gain of approximately $5.4 million, net of selling expenses, is included in (gain) loss on sale or disposal of assets on the consolidated statement of operations and comprehensive (loss) income.
Subsequent Events
Dividends
On February 28, 2018, we announced a fourth quarter 2017 cash dividend of $0.37 per share of common stock, par value $0.01 per share, of New Media ("New Media Common Stock" or our "Common Stock"). The dividend will be paid on March 22, 2018, to shareholders of record as of the close of business on March 14, 2018.
Debt
On February 16, 2018, the New Media Credit Agreement was amended to, among other things, provide for (i) additional dollar-denominated term loans in an aggregate principal amount of $50.0 million on the same terms as the outstanding term loans that will mature on July 14, 2022 (the new and outstanding term loans, together, the “Term Loans”) and (ii) a 1.00% prepayment premium for any prepayments of the Term Loans made in connection with certain repricing transactions effected within six months of the date of the amendment.
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
Advertising Market
The primary sources of advertising revenue for local publications are small businesses, corporations, government agencies and individuals that reside in the market that a publication serves. By combining paid circulation publications with total market coverage (“TMC”) publications, such as shoppers and other specialty publications (tailored to the specific attributes of a local community), local publications are able to reach nearly 100% of the households in a distribution area. As macroeconomic conditions in advertising change, due to increasing internet and mobile usage and the wide array of available information sources, we have seen advertisers shift their focus to incorporate a digital advertising and services component into their overall local marketing strategy. To that end, in addition to printed products, the majority of our local publications have an online presence that further leverages the local brand, ensures higher penetration into the market, and provides a digital alternative for local advertisers to reach consumers. We also have strong digital marketing and business services offered through ThriveHive and UpCurve Cloud.
Digital Media
The time spent online and on mobile devices each day by media consumers continues to grow and newspaper websites offer a wide variety of content providing comprehensive, in-depth and up-to-the-minute coverage of news and current events. The ability to generate, publish and archive more news and information than most other sources has allowed newspapers to produce some of the most visited sites on the internet.
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
The opportunity created by the digital extension of the core audience makes local digital advertising an attractive complement for existing print advertisers, while opening up opportunities to attract new local advertisers that have not previously advertised with local publications. In addition, we believe that national advertisers have an interest in reaching buyers on a hyper-local level and, although they historically have not been significant advertisers in community publications, we believe that digital media offers them a powerful medium to reach local audiences. This opportunity is further enhanced by our behavioral-targeting products, which allow advertisers to reach specific demographics of our audience and follow that audience across multiple websites, delivering advertisements across the platforms. Further, digital marketing services businesses are poised to benefit from the rise in internet marketing spend, which grew 22% between 2015 and 2016, and 330% between 2006 and 2016, according to the 2016 IAB Internet Advertising Revenue Report issued in April 2017.
We believe that a strong digital business will enhance our revenues. In addition, we believe that we have the expertise and sales resources to help other businesses maximize their digital opportunities. UpCurve provides two broad categories of services: ThiveHive which is designed to help SMBs utilize the digital space to generate leads, interact with consumers and grow their businesses, and UpCurve Cloud which offers best-in-breed cloud-based products with expert migration, integration, and support. UpCurve’s digital and business services revenue derived from advertising, circulation, and other revenue has grown since the launch of ThriveHive in 2012. New Media’s digital and business services revenue was $143.4 million for the year ended December 31, 2017, a 15.7% growth as compared with the same period in 2016, which had digital and business services revenue of $123.9 million. Of this, $71.3 million, or 49.7% of digital revenue for the year ended December 31, 2017 was attributable to UpCurve. See “Risk Factors—Risks Related to Our Business—We have invested in UpCurve, but such investments may not be successful, which could adversely affect our results of operations.”
We anticipate that the digital marketing and business services sector will continue to grow as SMBs move from print to digital marketing in connection with consumers spending more time online. According to the U.S. Small Business Administration, in 2014 there were approximately 29.6 million SMBs in the US; 29.0 million of the SMBs had 20 employees or less, and SMBs are expected to spend $53.4 billion on digital marketing in 2018 (according to the U.S. Local Advertising Forecast 2018 by BIA/Kelsey). Owners of SMBs often lack the resources and expertise to navigate the digital marketing and business services sector. According to Clutch’s 2017 Small Business Survey, 29% of SMBs do not have a website, and 17% of SMBs with websites do not have mobile compatibility. ThriveHive offers SMBs digital and business services, including website design, search engine optimization, mobile apps, social media, retargeting and other advertising services. We believe that ThriveHive is well positioned to assist SMBs in the digital space and expect ThriveHive to contribute meaningfully to future revenue growth. UpCurve and ThriveHive are also able to leverage our local media properties and local sales infrastructure to give us distinct advantages, including:

•	our strong and trusted local brands, with 85% of our daily newspapers having published local content for more than 100 years;

•	our ability to market through our print and online properties, driving branding and traffic; and

•	our more than 1,330 local, direct, in-market sales professionals with long standing relationships with small businesses in the communities we serve.
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
Our Strengths
High Quality Assets with Leading Local Businesses. Our publications benefit from a long history in the communities we serve as one of the leading, and often sole, providers of comprehensive local content. More than 85% of our daily newspapers have been published for more than 100 years, and 99% have been published for more than 50 years. This has resulted in brand recognition for our publications, reader loyalty and high local audience penetration rates, which are highly valued by local advertisers. We continue to build on long-standing relationships with local advertisers and our in-depth knowledge of the consumers in our local markets. We believe our local news content is unique and highly valued by consumers who live in our markets, and there are limited, and in some cases no competing sources of local content for our target customers.
Large Locally Focused Sales Force. We have large and well known “in-market” local sales forces in the markets we serve, consisting of over 1,330 sales representatives, including 45 dedicated to UpCurve and seven third-party sales affiliations. Our sales forces are generally among the largest locally-oriented media sales forces in their respective communities. We have long-standing relationships with many local businesses and have the ability to be face to face with most local businesses due to these unique characteristics we enjoy. We believe our strong brands combined with our “in-market” presence give us a distinct advantage in selling and growing in the digital services sector given the complex nature of these products. We also believe that these qualities provide leverage for our sales force to grow additional future revenue streams in our markets, particularly in the digital sector.
Ability to Acquire and Integrate New Assets. We have created a national platform for consolidating local media businesses and have demonstrated an ability to successfully identify, acquire and integrate local media asset acquisitions. Together with our predecessor, we have acquired over $2.5 billion of assets since 2006, including traditional newspaper, business publication, business services and directory businesses. We have a scalable infrastructure and platform to leverage for future acquisitions.
Scale Yields Operating Profit Margins and Allows Us to Realize Operating Synergies. We believe we can generate higher operating profit margins than our publications could achieve on a stand-alone basis by leveraging our operations and implementing revenue initiatives, especially digital and business services initiatives, across a broader local footprint in a geographic cluster and by centralizing certain back-office production, accounting, administrative and corporate operations. We also benefit from economies of scale in the purchase of insurance, newsprint and other large strategic supplies and equipment. Finally, we have the ability to further leverage our centralized services and buying power to reduce operating costs when making future strategic accretive acquisitions.
Local Business Profile Generates Significant Cash Flow. Our local business profile allows us to generate significant recurring cash flow due to our diversified revenue base and high operating profit margins and maintaining our low capital expenditure and working capital requirements. As of December 31, 2017, our debt structure consists of the New Media Credit Agreement and Advantage Credit Agreements (as defined below). We believe that we have the ability to generate significant free cash flow that has the potential to lead to stockholder value creation through our investments in organic growth, investments in accretive acquisitions and the return of cash to stockholders in the form of dividends, subject to satisfactory financial performance, approval by our Board of Directors and dividend restrictions in the New Media Credit Agreement. We further believe the strong cash flows generated and available to be invested will lead to consistent future dividend growth.
Experienced Management Team. Our senior management team is made up of executives who have an average of over 25 years of experience in the media industry, including strong traditional and digital media expertise. Our management team has broad industry experience with regard to both growing new digital and business services lines and identifying and integrating strategic acquisitions. Our management team also has key strengths in managing geographically dispersed teams, including the sales force, and identifying and centralizing duplicate functions across businesses leading to reduced core infrastructure costs.
Our Strategy
We intend to create stockholder value through a variety of factors including organic growth driven by our consumer and SMB strategies, pursuing attractive strategic acquisitions of high-quality local media assets, and through the distribution of a portion of our free cash flow generated from operations and other sources as a dividend, subject to satisfactory financial performance, approval by our Board of Directors and dividend restrictions in the New Media Credit Agreement. However, there is no guarantee that we will be able to accomplish any of these strategic initiatives.
A key component of our strategy is to acquire and operate traditional local media businesses and transform them from print-centric operations to dynamic multi-media operations through our existing online advertising, digital marketing and business services. We will also leverage our existing platform to operate these businesses more efficiently. We believe all of these initiatives will lead to revenue and cash flow growth for New Media. We intend to distribute a portion of our free cash flow generated from operations and other sources as a dividend to stockholders, through a quarterly dividend, subject to satisfactory financial performance, approval by our Board of Directors and dividend restrictions in the New Media Credit Agreement. The Board of Directors’ determinations regarding dividends will depend on a variety of factors, including the Company’s GAAP net income, free cash flow generated from operations or other sources, liquidity position and potential alternative uses of cash, such as acquisitions, as well as economic conditions and expected future financial results. The key elements of our strategy include:
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
Grow Our Digital Marketing and Business Services. We plan to continue to scale and expand our digital marketing and business services platform, UpCurve. We believe UpCurve will allow us to sell digital marketing and business services to SMBs both in and outside of existing New Media markets. The SMB demand for digital and business service solutions is great and represents a rapidly expanding opportunity. According to the U.S. Small Business Administration, in 2014 there were approximately 29.6 million SMBs in the U.S. and, according to a U.S. Local Advertising Forecast 2018 by BIA/Kelsey, digital revenues are expected to grow to $53.4 billion in 2018. Owners of SMBs often lack the resources and expertise to navigate the digital marketing services sector, with 29% of SMBs not having a website, and 17% of SMBs with websites do not have a mobile-friendly website according to Clutch’s 2017 Small Business Survey. We believe local SMBs will turn to our trusted local media brands to help them navigate through developing their digital marketing presence and business strategy. We believe our local media properties and local sales infrastructure gives us a distinct advantage to being the leading local provider of digital marketing and business services.
Pursue Strategic Accretive Acquisitions. We intend to capitalize on the highly fragmented and distressed local print industries which have greatly reduced valuation levels. We continue to expect to focus our investments primarily in the local newspaper sector in small to mid-size markets. We believe we have a strong operational platform as well as scalable digital marketing and business services. This platform, along with our deep industry specific knowledge and our experienced management team, can be leveraged to reduce costs, stabilize the core business and grow digital revenues at acquired properties. The size and fragmentation of the addressable print media market place in the United States, the greatly reduced valuation levels that exist in these industries, and our deep experience make this an attractive place for our initial consolidation focus and capital allocation. Over the longer term we also believe there may be opportunity to diversify and acquire these types of assets internationally, as well as other traditional local media assets such as broadcast TV, out of home advertising (billboards) and radio, in the United States and internationally. We also believe there may be opportunities to acquire other strong businesses that have strong local brands and local sales infrastructure or digital product companies, both of which could quickly scale our digital marketing and business services platform.
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
Products
Our traditional media product mix consists of four publication types: (i) daily newspapers, (ii) weekly newspapers, (iii) shoppers and (iv) niche and business publications. Most of these publications have a digital presence as discussed in the following table. Some of the key characteristics of each of these types of publications are also summarized in the table below:

	Daily Newspapers	Weekly Newspapers	Shoppers	Niche and Business Publications
Cost:	Paid	Paid and free	Paid and free	Paid and free

Distribution:	Distributed four to seven days per week	Distributed one to three days per week	Distributed weekly	Distributed weekly, bi-weekly, monthly, quarterly or annual basis

Format:	Printed on newsprint, folded	Printed on newsprint, folded	Printed on newsprint, folded or booklet	Printed on newsprint or glossy, folded, booklet, magazine or book

Content:	50% editorial (local news and coverage of community events, some national headlines) and 50% ads (including classifieds)	50% editorial (local news and coverage of community events, some national headlines for smaller markets which cannot support a daily newspaper) and 50% ads (including classifieds)	Almost 100% ads, primarily classifieds, display and inserts
Niche content and targeted ads (e.g., city guides, tourism guides, directories, calendars and special interest publications focused on segments including real estate, cyber security, health care, legal and small businesses)

Income:	Revenue from advertisers, subscribers, rack/box sales	Paid: Revenue from advertising, subscribers, rack/box sales	Paid: Revenue from advertising, rack/box sales	Paid: Revenue from advertising, rack/box sales

		Free: Advertising revenue only, provide 100% market coverage	Free: Advertising revenue only, provide 100% market coverage	Free: Advertising revenue only

Internet Availability:	Maintain locally oriented websites, mobile sites and mobile apps, for select locations	Major publications maintain locally oriented websites and mobile sites, for select locations	Major publications maintain locally oriented websites	Selectively available online
Overview of Operations

Our traditional media products operate in four publication groups: Eastern US Publishing, Central US Publishing, Western US Publishing and BridgeTower. We also operate over 569 related websites. The following circulation statistics are estimated by our management as of December 31, 2017.
The following table sets forth information regarding our publications:

	Number of Publications			Circulation (1)
Operating Group	Dailies	Weeklies	Shoppers and Other	Paid	Free	Total Circulation
Eastern US Publishing	53	160	27	999,570	1,671,382	2,670,952
Central US Publishing	41	72	49	465,210	2,661,850	3,127,060
Western US Publishing	48	94	64	362,856	1,286,200	1,649,056
BridgeTower	11	21	38	71,355	166,557	237,912
Total	153	347	178	1,898,991	5,785,989	7,684,980

(1)	Circulation statistics are estimated by our management as of December 31, 2017.
Eastern US Publishing. Eastern US Publishing operates in five publication group clusters: in the North East, the (1) Patriot Publishing Group, (2) Providence Group, (3)  Mid-Atlantic Publishing Group, and in the South East, the (4) South Atlantic Publishing Group and (5) Coastal Publishing Group.
Patriot Publishing Group. This cluster publishes a plethora of award-winning print and digital publications in Massachusetts, New Hampshire and Maine. The group is comprised of 11 daily newspapers, 113 weekly newspapers, five shoppers, and over 178 local and regional websites as well as direct mail, distribution and commercial printing operations. Patriot Publishing Group operates in five key regions - New England Publishing Group, Cape Cod Media Group, SouthCoast Media Group, Seacoast Media Group and Worcester, Massachusetts.
New England Publishing Group includes six daily newspapers and a large concentration of weekly newspapers, serving 108 communities in markets across eastern Massachusetts. The three largest daily newspapers are: The Patriot Ledger (founded in 1837 with circulation of 16,481), the Enterprise (founded in 1880 with circulation of 9,549) and the MetroWest Daily News (founded in 1897 with circulation of 8,622). The New England Publishing Group has 165 websites, with more than 4.1 million combined monthly unique visitors.
Many of the towns within the New England Publishing Group footprint were founded in the 1600s, and the daily and weekly newspapers in the region have long been institutions within these communities. The publications are within the Boston designated market area (“DMA”), which is the eighth largest market in the United States with 2.6 million households and 6.6 million people, and ranks first nationally in concentration of colleges and universities. Massachusetts has more than 1.3 million households in the region earning greater than $75,000, and a substantial homeownership rate.
The Cape Cod Media Group’s flagship publication is the Cape Cod Times. The Cape Cod Times, with a daily circulation of 23,873 is the premier daily and Sunday local paper on Cape Cod. The Barnstable Patriot, the group’s one paid weekly newspaper, has a circulation of 1,569. The Cape Cod Times also has a successful website, capecodtimes.com, with over 3.4 million monthly page views and 780,521 monthly unique visitors.
The Southcoast Media Group publishes one paid daily newspaper, four paid weekly newspapers and two shoppers. The group’s daily newspaper, The Standard-Times, has a daily circulation of 12,703 and is the premier daily and Sunday local paper in the New Bedford, MA area. The paid weeklies, the Spectator, the Chronicle, the Middleboro Gazette and the Advocate, have weekly circulations of 2,350, 7,994, 2,220 and 370, respectively.
The Seacoast Media Group publishes two paid daily and seven weekly newspapers. The flagship publication of the Seacoast Media Group is the Portsmouth Herald. The Portsmouth Herald, with a daily circulation of 7,664, is the premier daily and Sunday local paper in coastal New Hampshire. The Hampton Union and the Exeter News-Letter are weeklies with circulations of 1,564 and 1,791, respectively. The York County Coast Star and the York Weekly in southern Maine have weekly circulations of 2,715 and 1,369, respectively. In addition, the group publishes Foster’s Daily Democrat with circulation of 6,174. Seacoast Sunday is a regional Sunday newspaper for the entire market with circulation of 16,161 and is the second largest Sunday paper in New Hampshire. EDGERadio, a new streaming local news and entertainment radio station was launched in June 2016 at Portsmouth Herald.
In Worcester, Massachusetts, the Telegram & Gazette has been the premier daily newspaper in Central Massachusetts since 1866. The Telegram & Gazette, with daily circulation of 39,355 and its website, telegram.com, covers all of Worcester county, as well as surrounding areas including editorial coverage and distribution in over 60 towns which represents over 20% of the towns in the state of Massachusetts and receives monthly page views of over 6.5 million. Coverage is in the primary market of Worcester County with secondary focus in Middlesex and Hampden counties. In addition, The Item, is older than

Clinton, Massachusetts, the town it calls home. The Item, covering Clinton, Lancaster, Sterling, Bolton, Berlin and Boylston, was founded in July 1893, more than 120 years ago.
Providence Group. This cluster includes the Providence Journal and the Newport Media Group in Rhode Island, the Nantucket Island Media Group, and Norwich, Connecticut.
In Providence, Rhode Island, the Pulitzer Prize winning publication The Providence Journal, publishes one paid daily newspaper and one shopper. The Providence Journal is the preeminent newspaper in the state of Rhode Island and the oldest continuously-published daily newspaper in the United States. Its market includes all of Rhode Island as well as seven cities and towns in Bristol County Massachusetts with a daily circulation of 55,344. In 2016, The Providence Journal was awarded the New England Newspaper of the Year from NENPA. Its series “Race in Rhode Island” won a National Association of Black Journalists Salute to Excellence award. With an evolving digital platform, the market’s top local media website providencejournal.com offers an online source for award-winning news, sports, lifestyles, entertainment, editorials, and more and has monthly page views of over 5.2 million.
The Newport Media Group was acquired in November 2017 and publishes the 171 year old The Newport Daily News with daily circulation of 7,804 along with a weekly publication and several magazine and tourism mastheads. Newport is home of the U.S. Navy War College and attracts over 3.5 million visitors annually.
The Nantucket Island Media Group publishes The Inquirer and Mirror and is the weekly newspaper of record for Nantucket Island. With a paid weekly circulation of 7,395, it has the largest circulation of any island newspaper and high quality Nantucket magazine with readership far beyond the island. The newspapers' website, ack.net, receives over 424,000 monthly page views.
The Norwich, Connecticut publication, The Bulletin, with a daily circulation of 7,588, diversifies this group as the eastern Connecticut economy differs from the nation and New England markedly. Primary economic drivers include casinos, military submarine manufacturing and pharmaceutical research. Major industrial employers in the region include General Dynamics, Pfizer, Dow Chemical, Dominion Resources and the United States Navy.
Mid-Atlantic Publishing Group. This cluster includes the Hudson Valley Media Group, the Pocono Mountains Media Group, Delaware, and Honesdale, Pennsylvania cluster and the five publications located in the Philadelphia and Beaver County, Pennsylvania markets.
The Hudson Valley Media Group publishes one paid daily, two free weekly newspapers, and one shopper. The flagship publication of the Hudson Valley Media Group is the Times Herald-Record. With a daily circulation of 30,209, the Times Herald-Record is the premier daily newspaper serving Orange, Ulster and Sullivan counties in New York and Pike County, Pennsylvania. The newpapers' successful website, recordtimes.com, receives monthly page views of over 4.1 million. The Hudson Valley Media group’s commercial print division publishes 120 weekly, bi- weekly and monthly publications. They are endorsed by both NY and NJ Newspaper Publisher Association groups. Hudson Valley Media also produces Orange and Ulster Magazine. Both are perfect bound glossy magazines. The Times Herald-Record won 14 awards in the 2016 New York State Associated Press Association contest. The newspaper received eight first-place awards, which is the most of any newspaper in the 45,000-125,000 circulation class.
The Pocono Mountains Media Group publishes one paid daily, one free weekly newspaper, and one shopper. The flagship publication of the Pocono Mountains Media Group is the Pocono Record. The Pocono Record is the premier daily and Sunday local paper in the Pocono Mountains area, with 6,945 daily circulation and 9,537 Sunday circulation.
In Delaware, the group publishes six weekly newspapers and various specialty papers that cover most of the state of Delaware and range from suburban Wilmington in the north to Central Sussex County at the southern end of the state. Circulation for the cluster is primarily free and totals approximately 42,121 weekly.
The Honesdale cluster, approximately 30 miles from Scranton, Pennsylvania, consists of six publications in the cities of Honesdale, Carbondale, Moscow and Hawley, Pennsylvania. The cluster was created from the daily and shopper operations in Honesdale and later supplemented by the acquisition of one bi-weekly and one shopper in Hawley as well as one weekly in Carbondale and another in Moscow.
The Mid-Atlantic group expanded in 2017 to include newspaper and digital media properties located in the Philadelphia and Beaver County, Pennsylvania markets. The Philadelphia cluster includes the Bucks County Courier Times, with daily circulation of 21,834, The Intelligencer, with daily circulation of 16,017 and the Burlington County Times in New Jersey, with daily circulation of 13,091. Print and online penetration for this Philadelphia media cluster reaches 41% of the markets they serve. The Beaver County, Pennsylvania newspapers consist of the Beaver County Times and the Elwood City Ledger (combined daily circulation of 18,268). These two media properties are the primary news source by reaching 55% of the market with its print and digital products.
South Atlantic Publishing Group. This cluster includes publications in North Carolina, South Carolina, Georgia, Tennessee and Virginia.

The North Carolina cluster publishes eleven daily newspapers, seven weekly newspapers, and three shoppers. In western North Carolina, the Times-News in Hendersonville has daily circulation of 7,215. The Piedmont newspapers include The Star in Shelby, with daily circulation of 5,298 and The Gaston Gazette in Gastonia, with daily circulation of 11,640. Central North Carolina newspapers include The Dispatch in Lexington, publishing six days per week with daily circulation of 4,797, Times-News in Burlington, with daily circulation of 11,168, The Courier Tribune in Asheboro, publishing six days per week with daily circulation of 6,536, The Fayetteville Observer in Fayetteville, with daily circulation of 25,466, as well as three weekly publications and two shoppers with combined circulation of 74,600 and 87,137, respectively. In 2017 The Fayetteville Observer was honored with a number of editorial and advertising awards by the North Carolina Press Association and was named a 2017 “10 Newspapers that Do It Right” by Editor & Publisher. Coastal publications in North Carolina include The Free Press in Kinston, with daily circulation of 4,744, Sun Journal in New Bern, with daily circulation of 8,269, The Daily News in Jacksonville, with daily circulation of 9,370, and Star News in Wilmington, with daily circulation of 23,420. The Star News was named a 2016 “10 Newspapers That Do It Right” by Editor & Publisher.
In South Carolina the Spartanburg Herald-Journal has a daily circulation of 16,881. Spartanburg is the largest city, and the county seat of, Spartanburg County. The Herald-Journal’s primary distribution area is Spartanburg and Union counties. The Spartanburg Herald-Journal was recently honored with 44 press awards, including the President’s Cup for receiving the most awards out of any mid-sized publication in South Carolina for the seventh time in nine years, at the South Carolina Press Association’s annual meeting. The Herald-Journal won 17 first-place awards, including in the General Excellence and Newspaper Website categories, and GoUpstate.com was named the top newspaper website in South Carolina, winning a Best of the Best designation against other publications of all sizes.
In the South Atlantic Publishing Group, the South Carolina group expanded in 2017 to include the Bluffton Today, and in Georgia, The Augusta Chronicle, the Savannah Morning News, Athens Banner-Herald newspapers.
The Bluffton Today, a twice weekly free newspaper, and blufftontoday.com serve the residents of one of the fastest growing communities in South Carolina. Situated adjacent to Hilton Head Island, Bluffton Today, with a weekly circulation of 11,332, was founded in 2005 and is home delivered and placed on racks. The Sun Today, an edition of Bluffton Today, serves the highly sought readers of Sun City Hilton Head and is delivered to 6,574 households every Wednesday. The Jasper County Sun-Times, a weekly with a circulation of more than 3,900, is delivered free to residents of Jasper County, South Carolina on Wednesdays.
In Georgia, The Augusta Chronicle, founded in 1785, is the oldest daily newspaper in the South. The Augusta Chronicle, with 22,878 daily circulation and 26,909 Sunday circulation, heralds the first week in April with coverage of the elite Masters® Golf Tournament and leverages its website augusta.com with extensive coverage of the event. The Chronicle earned 13 Georgia Press Association awards in 2017. The market is unique by its diversity of industries, including being recently named the national cyber defense center for the United States, a development that will bring an influx of highly-educated people.
The Savannah Morning News in Georgia, with 19,938 daily circulation and 24,009 Sunday circulation, along with savannahnow.com boasts of winning more than 40 Georgia Press Association awards in 2017 in addition to being named the Best Newspaper in Georgia for three of the last four years. The Morning News has served the Coastal Empire of Georgia and the Low Country of South Carolina since 1850, with its motto being “The Light of the Coastal Empire.” Today, the Morning News has evolved into a multi-platform media company with multiple weekly and monthly publications along with a strong stable of events and digital solutions. Its website attracts an average of 6 million page views and 680,000 unique visitors each month.
The Athens Banner-Herald, founded in 1832, can trace its roots back as one of Georgia's oldest newspapers. Athens is home to the University of Georgia and the Georgia Bulldogs. The Banner-Herald boasts a long tradition of award-winning news and sports coverage including winning the GPA General Excellence award multiple times in the past decade. The Banner-Herald has a daily circulation of 8,190 and 10,031 on Sundays. The newspaper's website, OnlineAthens.com, has nearly 800,000 unique visitors monthly resulting in more than 4.0 million page views each month. Known as the Classic City, Athens has a rich cultural heritage and is known as the home of legendary musical acts like R.E.M. and The B-52s. Athens also has become the focal point in the state for craft breweries. Athens receives regular mentions in lists of best places to live and retire by such national publications as Outside Magazine and Forbes.
In Tennessee, The Columbia Daily Herald in Columbia has a daily circulation of 5,682 and publishes six days a week (Sunday through Friday). The Columbia Daily Herald serves Maury County, Tennessee and the surrounding Middle Tennessee region, and also publishes one weekly newspaper and one shopper. The Oak Ridger in Oak Ridge, Tennessee has a daily circulation of 2,832 and serves Anderson County, Tennessee.
In Petersburg, Virginia the daily publication is The Progress-Index, with daily circulation of 5,592, which covers the three cities of Petersburg, Colonial Heights and Hopewell, along with the counties of Chesterfield, Dinwiddie and Prince George.
Coastal Publishing Group. This cluster includes publications in Florida and Alabama.

The Florida cluster publishes 11 daily newspapers, 13 weekly newspapers, and six shoppers. On the West Coast of Florida serving Sarasota and Manatee counties is the two-time Pulitzer Prize winning Herald-Tribune with daily circulation of 47,790 which operates a family of digital products anchored by the successful heraldtribune.com website that receives monthly page views of over 3.9 million. In 2016, the Herald-Tribune won the Pulitzer Prize for investigative reporting. In 2017, the Herald-Tribune took home close to 100 journalism awards from various national, regional and state organizations. The “Bias on the Bench” series won over twenty awards including the Robert F. Kennedy Journalism Award, the American Society of News Editors' Batten Medal for public service journalism, the Society of Professional Journalists’ national Sigma Delta Chi Award, the Gene Miller Award for Investigative Reporting and the First Amendment Foundation Freedom of Information Award, as well as other wins from the APME, Florida Public Defenders Association, FSNE and two EPPY Awards from Editor & Publisher. The Herald-Tribune was honorably mentioned as a 2017 “10 Newspapers That Do It Right” by Editor & Publisher; this is the third year in a row the Herald-Tribune has been recognized in this program.
On Florida’s east coast in Daytona Beach is the daily publication The Daytona Beach News-Journal, which serves Volusia and Flagler counties with a daily circulation of 43,329. The Daytona Beach News-Journal also publishes four shoppers with a total combined circulation of 176,347 and operates a successful website news-journalonline.com that receives monthly page views of over 4.6 million and over 685,00 monthly unique visitors. To the north is the two-time Pulitzer Prize winning daily publication, The Gainesville Sun, with daily circulation of 18,910, monthly page views of 5.0 million and 526,000 monthly unique users. The Gainesville Sun was honorably mentioned as a 2017 “10 Newspapers That Do It Right” by Editor & Publisher. The Gainesville Sun also produces GatorSports.com, the University of Florida athletics free website which has over 1.4 million monthly page views and 181,000 monthly unique users. To the south of Gainesville in the middle of Marion County is the daily publication, Ocala Star Banner, with daily circulation of 19,346. The Ocala Star Banner also publishes a successful website ocala.com which receives monthly page views of over 5.5 million and monthly unique visitors over 463,000. In Central Florida, The Ledger in Lakeland has daily circulation of 30,092 and operates a robust commercial print operation generating millions of dollars a year printing such titles as the Orlando Sentinel, New York Times, Wall Street Journal and USA TODAY. The Ledger’s website, theledger.com, receives over 4.2 million monthly page views and over 629,000 monthly unique visitors. Also in Central Florida, the Leesburg publication the Daily Commercial, with its daily circulation of 11,629, monthly page views of over 890,000 and 169,000 unique visitors, covers a region known for seaplanes, upscale retirement living and rural small towns. Located in an area contiguous to Orlando, the Daily Commercial also publishes a weekly newspaper, South Lake Press and two websites that are enjoying significant audience growth.
The Coastal Publishing Group expanded in northeast Florida in 2017 with The Florida Times-Union and the St. Augustine Record. The Florida Times-Union has a daily circulation of 40,555 and 59,275 on Sunday and the St. Augustine Record reside and overlap in two of the fastest growing counties in Florida, St. Johns County and Duval County. These publications have successful websites, St. Augustine.com and Jacksonville.com, with more than 1.5 million and 10.4 million page views monthly, respectively. Florida Times-Union writers won a dozen first-place awards in the 2017 Excellence in Journalism Competition organized by the Florida Press Club and have been honored numerous times in recent years in journalism excellence contests.
In the northwest Florida panhandle, publications include two dailies and eight weeklies across a ten-county area stretching from Franklin in the east to Santa Rosa in the west, and north to the state line. The daily in the East, the Panama City News Herald, with daily circulation of 12,040, was awarded a Pulitzer Prize in 1962 for investigative journalism. It also operates a growing website, newsherald.com, which receives over 2.3 million monthly page views and over 235,000 monthly unique visitors. To the west in Fort Walton Beach, the Northwest Florida Daily News, with a circulation of 14,069 also has a successful website, nwfdailynews.com that receives monthly page views of over 6.5 million and 437,000 monthly unique visitors. The Northwest Florida Daily News also operates successful and growing destination websites, destin.com and emeraldcoast.com.
In Alabama, the Pulitzer Prize winning daily publication, The Tuscaloosa News, has daily circulation of 15,374 and a successful website tuscaloosanews.com with more than 1.7 million page views per month and 424,000 unique users. In 2017 the Tuscaloosa News was recognized with the Associated Press Sports Editors’ highest award for the fourth time. The Tuscaloosa News also publishes tidesports.com. With daily circulation of 8,312, The Gadsden Times is the oldest continually operating business in Etowah County, It has monthly page views of 2.5 million and 222,000 monthly unique visitors.
The following table sets forth information regarding the number of publications and production facilities in the Eastern US Publishing:

	Publications			Production Facilities
State of Operations	Dailies	Weeklies	Shoppers
Massachusetts	9	107	5	1
Florida	11	13	6	7
North Carolina	11	7	3	3
Georgia	3	8	6	—
Pennsylvania	6	4	3	—
New Hampshire	2	4	—	2
Delaware	—	6	—	1
Rhode Island	2	2	1	2
New York	1	2	1	1
South Carolina	1	4	—	—
Tennessee	2	1	1	—
Alabama	2	—	—	1
Maine	—	2	—	—
Connecticut	1	—	1	—
Virginia	1	—	—	1
New Jersey	1	—	—	—
Total	53	160	27	19
Central US Publishing. Central US Publishing operates in the states of Illinois, Ohio, New York, Michigan, Pennsylvania, and West Virginia.
From the western shore of Lake Michigan to the eastern shore of the Mississippi River and running over 400 miles north to south, Illinois is a picture of manufacturing, agricultural and recreational diversity. Coupled with major daily newspapers from our publications in Rockford, Peoria, and the state capital of Springfield, we are the largest publishing company in Illinois. Fourteen paid daily newspapers, fourteen paid weekly newspapers, and sixteen shoppers provide coverage across the state, which is supported by four print production facilities.
Approximately 85 miles to the west of Chicago, Illinois is the Rockford Register Star supported by its 24,450 daily and 34,050 Sunday paid circulation base and its TMC product The Weekly, that mails over 120,000 copies. The Rockford Register Star operates a successful website, rrstar.com, that receive monthly page views of over 1.4 million.
The Journal (Freeport, IL) Standard is published Tuesday through Sunday. The newspaper’s coverage area includes Caroll, Jo Daviess, Ogle and Stephenson counties. The newspaper has a daily circulation of 5,315 and Sunday of 6,104. The Journal Standard also publishes a website journalstandard.com and receives monthly page views of over 565,000 and monthly unique visitors over 89,000.
The Peoria Journal Star with its paid daily circulation of 47,878 is the leading newspaper in Peoria, Tazewell and Woodford counties and is also distributed in an additional 17 surrounding counties. There are two shoppers-The Marketplace and Pekin Extra-which have a combined weekly circulation of 103,918. The Peoria facility provides print services to our neighboring New Media publications and commercial printing for Lee Enterprises’ The Pantagraph and The News Gazette in Champaign, Illinois. The market includes manufacturing facilities for Caterpillar and Komatsu, and higher education at Bradley University, Illinois Central College and Midstate College. Peoria has a large medical community including OSF Healthcare, UnityPoint Health - Methodist, UnityPoint Health - Proctor, University of Illinois College of Medicine, Children’s Hospital of Illinois and St. Jude Children’s Hospital Midwest Affiliate. It has agricultural facilities Archer Daniels Midland, LG Seeds and the USDA Ag Lab. The Journal Star has pjstar.com with monthly page views of over 3.2 million per month and monthly unique visitors over 625,000.
We also own numerous other publications in smaller communities in Western Illinois and Southern Illinois that include 39 print publications and more than 20 websites. Total households reached each week by the print publications are over 185,000.
The Springfield State Journal-Register with a paid daily circulation of 23,165 and paid Sunday circulation of 29,476 covers the state capital of Illinois. The paid daily circulation includes a branded edition of 1,531 of the Lincoln Courier. The State Journal-Register also has successful websites with monthly unique visitors of more than 535,000 and page views of more than 3.6 million. In addition to being the state capital, Springfield is home to incredible multi-national companies such as Bunn, Brandt and LRS. The University of Illinois - Springfield is one of three campuses for the University of Illinois. The healthcare industry is a top employer and has solidified Springfield as a primary provider of services in Illinois with Memorial Health Systems, St John’s Hospital and Southern Illinois’s School of Medicine. Our core market includes a population of over 240,000, and the average household income is $71,400.
In Columbus, Ohio, we operate a variety of print and digital news and information brands.  The flagship brand is The Columbus Dispatch with a daily circulation of 98,931 and a Sunday circulation of 149,610.  Other affiliates of Dispatch Media Group include ThisWeek Community Newspapers (a group of 21 weekly community publications) with a weekly distribution of 272,401, Columbus Parent, alive!, ThriveHive/DMG (with more than 21 Central Ohio websites), Columbus Monthly, Columbus CEO, On Target Marketing/TheBAG, and eleven other specialty magazine publications, including Columbus Weddings, CityGuide, Health Guide, Everyday Heroes and Restaurant Guide, as well as a show division that produces Home & Garden Shows (Spring & Fall), Columbus Weddings Show, Scholar Athlete Awards, Everyday Heroes and CBUS Top Picks events in central Ohio.  Through its print & digital operations, this group has a paid and free circulation of over 1.2 million in central Ohio and the websites averaged over 10 million page views per month in 2017.
We own several other publications throughout Ohio which cover Stark, Tuscarawas, Wayne, Holmes, Guernsey, Portage, Summit and Ashland counties. It is comprised of eight daily newspapers, fourteen weekly publications and a variety of monthly, quarterly and annual magazines. The largest daily in the group is The Repository, a 32,955 daily newspaper that covers the entirety of Stark County. The (Massillon) Independent is a 5,636 circulation daily that circulates in western Stark County. Covering eastern Stark County is the 6,446 circulation daily, The Alliance Review. The (Dover New Philadelphia) Times Reporter is a 11,612 daily publication located 40 miles south of Canton in Tuscarawas County. Just 30 miles south of Dover is The Daily Jeffersonian, a 6,512 circulation daily located in Cambridge, OH serving Guernsey County. The Daily-Record is a 15,831 circulation daily operating out of Wooster, OH in Wayne County. The Record-Courier is a 11,763 circulation daily located in Kent, Ohio covering Portage County. Covering Ashland County and located in Ashland, OH is the 7,485 circulation daily, The Times-Gazette. The Suburbanite is a 30,000 weekly publication that circulates in the affluent northern Stark county and southern Summit county area. Rounding out The Suburbanite family is the North Canton Suburbanite and Jackson Suburbanite, weeklies with circulation of 16,500 and 12,500 respectively. Operating out of Kent, Ohio are seven weekly publications (Aurora Advocate, Falls News Press, Stow Sentry, The News Leader, Hudson Hub Times, Twinsburg Bulletin and Talmadge Express) distributing in Portage and Summit counties with distribution of 81,700. About Magazine is the flagship of a robust magazine division that publishes several monthly, quarterly and annual publications. About Magazine is a lifestyle publication which reaches 35,000 households monthly. The Canton, Ohio facility also provides commercial print services to the New York Times and several regional publications. In Wooster, the printing facility has commercial work generating over $1 million in annual sales. This group in Ohio has very successful websites with more than 9.6 million combined monthly page views and more than 1.7 million monthly unique visitors. Together, the newspapers and websites dominate their local markets.
Central New York is anchored by the Observer-Dispatch in Utica, New York which has circulation of 19,794 daily and 25,207 Sunday subscribers. The Utica operations include two dailies, the Observer-Dispatch mentioned previously and the Times-Telegram with a daily circulation of 2,402 covering the towns of Herkimer and Little Falls. Along with the dailies are two weeklies; Mid-York Weekly in Hamilton and The Pennysaver which distributes to 37,555 households in Utica. Utica also has websites with combined monthly page views of more than 2.7 million. In addition we round out our Herkimer County coverage with a weekly shopper titled Your Valley which distributes to 10,000 homes.
Also in New York we operate and own a combination of sixteen publications in suburban Rochester that span four counties and have a combined circulation of 119,990. This market has a tourism industry and is known for boutique wineries and recreational activities. The flagship of the suburban Rochester group is the 6,099 circulation Daily Messenger in Canandaigua.
In southwestern New York, our operations are centered around five publications based in Steuben County. In Corning, The Leader, a 3,763 circulation daily newspaper, dominates the eastern half of the county and shares its hometown namesake with Corning Incorporated. The Evening Tribune in Hornell circulates six days a week throughout the western half of the county. Situated directly between these two dailies in the county seat of Bath is the 11,130 circulation Steuben Courier, a free-distribution weekly. The Pennysaver Plus, a standalone shopper, solidifies this flagship group.
We also have a strong presence in the print advertising markets in three other New York counties that surround Steuben. In Allegany County to the west, the Wellsville Daily Reporter and its shopper, the Pennysaver Plus in Wellsville, cover most households. In Livingston County to the north, the Pennysaver Plus and the Genesee Country Express complement one another with combined circulation of 23,210. In Yates County to the north and east, The Chronicle-Express and Chronicle Ad-Visor shopper distribute weekly to nearly 12,915 households centered around the county seat of Penn Yan.

In nearby Chemung County, the 14,867 circulation Horseheads Shopper anchors our presence in this area. The majority of the southwestern New York cluster parallels Interstate 86 across the central southern tier of New York State, which is benefiting from continued improvement and expansion under an omnibus federal highway appropriations bill. Moreover, the cluster has several colleges and universities nearby, including Cornell University, Ithaca College, Elmira College and Corning Community College.
We have a strong presence in southern Michigan where six of our dailies, in Adrian, Monroe, Coldwater, Holland, Hillsdale and Sturgis, along with one weekly and seven shoppers blanket the southern tier of the state and into Indiana. The 8,006 daily and 15,022 Sunday circulation Holland Sentinel is the flagship publication of the group. This area has several large employers, including Delphi, ConAgra, Tecumseh Products, Kellogg, JCI, Herman Miller, Hayworth, Gentex, Jackson State Prison, and a number of colleges and universities. Monroe News boasts a 12,843 Sunday circulation. The Monroe News publishes 11,164 daily copies and is situated on Lake Erie. Monroe is the headquarters for La-Z-Boy and Tenneco Corporation. The Michigan Group also publishes several magazines including Shoreline Magazine with 10,000 circulation, Neighbors Magazine and Envision Magazine with circulation of 11,000 copies, and Monroe Magazine with 9,000 circulation.
We also have a strong presence in the northeast region of both the lower peninsula and the upper peninsula of Michigan where we offer two dailies, the Cheboygan Daily Tribune and the Sault Evening News along with two weekly Shoppers. This area has several large employers such as Carmeuse Corporation, Lake Superior State University, North Central Michigan Community College, Kewadin Casino, McLaren Medical, Mackinac Straits Hospital, Great Lakes Tissue Company, along with multiple Tourism Bureaus and Chamber of Commerce. We pride ourselves on a saturated circulation of our Cheboygan's Shoppers Fair and the Soo's Buyer's Guide totaling over 28,000 readers. The upper peninsula group also publishes The Mackinac Journal which is a monthly publication and is distributed throughout all of northern Michigan and the eastern Upper Peninsula.
Our Pennsylvania/West Virginia cluster includes dailies in Erie and Waynesboro, Pennsylvania, and Keyser, West Virginia. We also have two weeklies in Ripley, West Virginia, one weekly in Greencastle, Pennsylvania, and one shopper in Keyser, West Virginia. The Erie Times-News in Erie, Pennsylvania has circulation of 30,165 daily and 39,750 Sunday. The Erie Times-News operates one daily newspaper covering Erie, Crawford and Warren counties. Erie also operates GoErie.com, which has over 1.8 million unique visitors a month and over 5.5 million page views.
The communities we serve in Central US Publishing are largely rural but also support educational institutions, government agencies (including prisons and military bases), tourism, veterinary medicine and ethanol and agricultural chemical manufacturing. The area also includes automotive (including recreational vehicles), boat, home construction products and furniture manufacturing businesses.
The following table sets forth information regarding the number of publications and production facilities in Central US Publishing:

	Publications			Production Facilities
State of Operations	Dailies	Weeklies	Shoppers
Ohio	9	37	11	4
Illinois	14	20	16	4
New York	6	11	9	2
Michigan	9	1	11	3
Pennsylvania	2	1	1	1
West Virginia	1	2	1	—
Total	41	72	49	14
Western US Publishing. Western US Publishing operates in the states of Missouri, Kansas, Arkansas, Texas, California, Iowa, Louisiana, Minnesota, Oklahoma, Alaska, Colorado, Nebraska and North Dakota.
The greatest concentration of circulation and market presence in Missouri is in the northern part of the state where we operate six daily newspapers, four weekly newspapers and seven shoppers. We serve the 22,000 square mile area from Hannibal, on the state’s eastern border, to the western border and from Columbia in the south to the Iowa border in the north. Local employers include the University of Missouri and other colleges, local and federal governments, State Farm Insurance and 3M.

Operating in the county seat of Boone County, the Columbia Tribune strengthens the market presence in Missouri where we operate a daily newspaper and two shoppers. Columbia, Missouri has an estimated population of 110,108 in 2015 and has three local colleges: University of Missouri, Stephens College and Columbia College.
Our southern Missouri operations are clustered around Lake of the Ozarks. With one of the largest lakes in the state, the area boasts over 70,000 vacation homes and receives over 3,000 boats on the lake during Fourth of July weekend alone. One of the premiere vacation spots, the Lake of the Ozarks has numerous golf courses including the Lodge of Four Seasons, a Championship Robert Trent Jones course, as well as the Osage National Golf Club, with an Arnold Palmer layout. Located midway between Kansas City and St. Louis and approximately 90 miles from Springfield, Missouri, our three daily newspapers, seven weekly newspapers and four shoppers that serve the Lake of the Ozarks area reach approximately 105,000 people.
Located in Southwest Missouri is our Joplin cluster with two daily and two weekly newspapers and one shopper, serving a population of approximately 170,000. There are several colleges and universities in the area, a National Guard Fort, several large medical centers and a diverse mix of retail businesses, including the 120-store Northpark Mall. Our daily newspaper in Independence, Missouri serves one of Kansas City’s suburbs.
In northeast Kansas is our Kansas City Cluster, which is now anchored by the Topeka Capitol Journal that provides rich state government and popular university sports coverage with a daily circulation of 18,757. The Topeka Capitol Journal also has a very successful website, cjonline.com, with monthly unique visitors over 900,000 resulting in over 7.5 million monthly page views. The Leavenworth Times was one of our original daily newspapers, while the military publication, The Fort Leavenworth Lamp, in Fort Leavenworth serves that community. The Kansas City cluster is home to several companies, including Hallmark, H&R Block, Sprint, Cerner, Garmin, and the University of Kansas.
Our Wichita cluster consists of six dailies, five weeklies and seven shoppers including the Hutchinson News, the Salina Journal, the Garden City Telegram, the Hays Daily News, and the Ottawa Herald. All publish daily except the Ottawa paper, which publishes three days a week. Together, the Wichita cluster reaches over 130,000 people and are home to points of interest such as the Salt Mines and the Kansas Cosmosphere and Space Center which houses the Apollo 13 command module and numerous rockets.
Located in the state of Texas, with 27 publications (four daily, ten weekly newspapers, and thirteen shoppers). The group consists of three distinct operations. The first consists of the Lubbock Avalanche and Amarillo Daily News, and associated publications. The second is a collection of small-market dailies and companion publications in central Texas in the towns of Stephenville, Brownwood and Waxahachie. The third is a well-established shopper group serving the growing cities of the Rio Grande Valley in south Texas. These shoppers serve Brownville, Harlingen, Laredo, McAllen, Alice and Corpus Christi, Texas.
The Herald Democrat, also in Texas, principally serves Grayson county, Texas, with the largest metropolitan area served located in Sherman, Texas with a daily circulation of 10,175. This area attracts many outdoor lifestyles as it is home to Lake Texoma and receives over 6 million visitors a year. The Herald Democrat has a growing digital platform with their website heralddemocrat.com and extends the newspapers reach to consumers nationwide with monthly page views of over 430,000. The Herald Democrat also publishes three weekly newspapers and two shoppers.
In Louisiana, we have an operating cluster in the southwestern part of the state, located between Lake Charles and Alexandria. This cluster consists of three publications located in the cities of Leesville and DeRidder. Local employers include major manufacturers such as Alcoa, Firestone, International Paper and Proctor & Gamble.
Our Baton Rouge cluster consists of three dailies, four weeklies and three shoppers in the southeastern Louisiana cities of Bastrop, Houma, Thibodaoux, Donaldsonville, Gonzales, and Plaquemine. Numerous petrochemical companies such as BASF, Exxon Mobil and Dow Chemical, plus universities including Louisiana State, support the local economies.
In Fort Smith, Arkansas is the Southwest Times-Record, which has been a primary news source in northwest Arkansas for over a century with a daily circulation of 15,887. The Southwest Times Record digital platform extends the newspaper’s reach to consumers nationwide through its website swtimes.com with monthly page views of over 839,000. The Southwest Times Record also publishes six weekly newspapers and a shopper and principally serves Sebastian and Crawford counties in Arkansas and Le Flore and Sequoyah counties in Oklahoma with the largest metropolitan area served being Fort Smith, Arkansas. In Southeast Arkansas is our award-winning newspaper The Pine Bluff Commercial, which serves as the primary source of news in central and southeast Arkansas with daily circulation of 5,127. The Pine Bluff Commercial also reaches its readers through their successful website pbcommercial.com with monthly page views of over 356,000. The Log Cabin Democrat serves the vibrant community of Conway, Arkansas and the surrounding area.

To the West in Oklahoma is the Examiner-Enterprise in Bartlesville, which is one of the state’s largest daily newspaper with circulation of 4,917. The Examiner-Enterprise is an award-winning publication with awards including Oklahoma Press Association recognition for website, editorials, photography, and news coverage. The Examiner-Enterprise also publishes one weekly newspaper and one shopper. Having once been home to Phillips Petroleum Company, the town tourism offers a yearly OK Mozart festival featuring classical, jazz, light opera as well as tours of the old Phillips home, including a wildlife preserve.
We are represented in California with publications reaching from Northern California and through the southern desert. In the southern area, we operate in the Victorville, Barstow, Ridgecrest and Taft areas with two dailies, four weeklies and two shoppers. Serving areas such as the China Lake naval base in Ridgecrest, Taft’s oil industry location near Bakersfield, and the Apple Valley area of Victorville and Barstow, numerous employers are located in these areas in the categories of technology, medical, education and military. In the Northern area, we operate one daily newspaper in Yreka, four paid weekly papers in Dunsmuir, Mt. Shasta, Weed, and Gridley, and two shoppers in Gridley and Mt. Shasta. In the Stockton, California area, we publish one paid daily, one free weekly paper, and two shoppers. The flagship publication of the area is The Record. The Record, with a daily circulation of 15,935, is the premier daily and Sunday local paper in the Stockton, California area.
La Junta, in the southeastern part of the state, represents the Colorado properties. Along with La Junta we also serve Bent county and Fowler, Colorado and produce the weekly agricultural newspaper, The Ag Journal.
We also have a cluster near Grand Forks, North Dakota (home to the Grand Forks Air Force Base and the University of North Dakota), and Iowa, where Cargill, ConAgra, Kraft, Winnebago and Fort Dodge Animal Health, a division of Wyeth, each maintain significant operations.
We are represented in southwestern Minnesota through seven paid weekly newspapers and three shoppers. St. James, Redwood Falls, Sleepy Eye, Granite Falls, Cottonwood, Wabasso, and Montevideo are all communities with populations of 10,000 and under. These papers represent the primary local news and information source for these communities.
The Ames Tribune is Central Iowa’s Pulitzer Prize-winning newspaper, with a daily circulation of 6,386. The Ames Tribune’s digital platform allows customers, both local and nationwide, to access content through its market-leading website, amestrib.com with over 600,000 monthly page views. Ames Tribune also publishes five weekly newspapers and four shoppers. With a 2010 designation of Top 10 Best Places to Live (CNN MONEY), the area’s top employer is the Iowa State University, with leading agriculture, design, engineering and veterinary colleges. The Hawkeye in Burlington, Iowa sits on the Illinois border and is rated one of the Top 10 up and coming markets in the U.S. by multiple national publications.
The following table sets forth information regarding the number of publications and production facilities in the Western Publishing Group:

	Publications			Production Facilities
State of Operations	Dailies	Weeklies	Shoppers
Missouri	11	13	12	3
Kansas	10	10	12	3
Arkansas	4	23	2	1
Texas	4	10	13	3
California	4	9	6	2
Iowa	3	6	5	1
Louisiana	3	6	4	1
Minnesota	1	7	4	—
Oklahoma	4	3	3	3
Alaska	2	2	1	2
Colorado	1	3	—	1
Nebraska	—	2	1	—
North Dakota	1	—	1	1
Total	48	94	64	21
BridgeTower. BridgeTower is comprised largely of local and regional business-oriented publications, websites, databases, live events, virtual events, thought leadership programs and research, operating in three main clusters: the (1) Business Group, (2) Legal Group and (3) Best Companies Group. BridgeTower serves over 150,000 engaged subscribers and reaches more than 880,000 readers across its publications and e-newsletters.

Business Group. We are one of the leading owners of business journals in the U.S., producing several daily, weekly, biweekly and monthly publications, as well as data products, webinars and live events. Anchored by an experienced team of award-winning journalists, the business brands provide relevant, actionable news and analysis for the business, construction, retail and real estate communities in more than 11 markets across the nation. In addition to digital and print advertising, the Business Group earns a sizable portion of revenue from paid subscription products, live events and thought leadership programs.
Regionally, the Business Group spans the entire country, reaching as far west as Portland, OR; New Orleans, La., in the South; and Long Island, NY, in the Northeast. Specifically, this group includes the following publications: The Journal Record (Oklahoma City, OK); City Business (New Orleans, LA); Daily Journal of Commerce (New Orleans, LA); Idaho Business Review (Boise, ID); Long Island Business News (Ronkonkoma, NY); The Daily Reporter (Milwaukee, WI); NJBiz (Somerset, NJ); Pet Age (Somerset, NJ); Finance & Commerce (Minneapolis, MN); Lehigh Valley Business (Allentown, PA); Central Penn Business Journal (Harrisburg, PA); Central Penn Parent (Harrisburg, PA), Rochester Business Journal (Rochester, NY); and Daily Journal of Commerce (Portland, OR); Charleston Regional Business Journal (Charleston, SC); Columbia Regional Business Report (Columbia, SC); and GSA Business Report (Greenville, SC).
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
Best Companies Group. BCG is BridgeTower’s research unit and is best known for producing ‘Best Places to Work’ data in more than 45 markets and industry categories across the globe, with programs in the U.S., U.K., Canada and North Africa. Leveraging its proprietary surveys, BCG collects data from employers and employees of its client companies and then analyzes that information to assess employee engagement. Based in Harrisburg, PA, Best Companies also conducts custom research projects within industries such as automotive, banking and healthcare.
Color Magazine. Color Magazine, based in Needham, MA, is BridgeTower’s platform for diversity events and consulting, and is best known for its regional leadership & empowerment events for professionals of color; All-Inclusive Awards in Boston; and CDO Summit, an annual gathering for chief diversity officers and other executives focused on diversity.
Directories
The core of our directory portfolio is Surewest Directories located in and around the Sacramento, California area, primarily in Roseville, California. The directory has a circulation of approximately 270,000 and services areas of Placer and Sacramento counties. The Roseville directory has served the local Roseville community for over 100 years and has achieved more than 50% market share.
We also own one additional directory based in Mt. Shasta, California.
UpCurve
UpCurve is our business services product line with digital products designed for SMBs. UpCurve provides two broad categories of services: ThriveHive which provides marketing services for every SMB regardless of size, and UpCurve Cloud which offers best-in-breed cloud-based products with expert migration, integration, and support. We believe the digital services industry represents a large and expanding opportunity. UpCurve is a product offering we created to attack that opportunity.
There were approximately 29.6 million SMBs in the U.S. in 2014 and about 29.0 million had 20 employees or less according to the U.S. Small Business Administration. Although these businesses are increasingly beginning to recognize the need to establish and maintain a strategy for the digital space, most do not have the time, expertise or resources to handle this themselves.
UpCurve is a product line that can become the outsourced digital marketing services department for those SMBs. ThriveHive’s products help SMBs build a presence across digital platforms, help them get found by consumers, help them engage with and grow their customer base. We pull these products together for the SMB with a proprietary customer dashboard which integrates activity and results for all ThriveHive products.
We also believe UpCurve gives us an opportunity to expand beyond our current geographic boundaries, as its product set is of value to SMBs around the country.
Revenue
Our operations generate three primary types of revenue: (i) advertising, (ii) circulation (including home delivery subscriptions, single copy sales and digital subscriptions) and (iii) other (primarily commercial printing, alternate delivery, digital marketing and business services and events). In 2017, these revenue streams accounted for approximately 51%, 35% and 14%, respectively, of our total revenue. The contribution of advertising, circulation and other revenue to our total revenue for New Media for the years ended December 31, 2017, December 25, 2016 and December 27, 2015 was as follows:

	Year Ended December 31, 2017	Year Ended December 25, 2016	Year Ended December 27, 2015
(in thousands)
Revenue:
Advertising	$683,990	$684,900	$696,696
Circulation	474,324	421,497	378,263
Commercial printing and other	183,690	148,959	120,856
Total revenue	$1,342,004	$1,255,356	$1,195,815
Advertising
Advertising revenue, which includes revenue generated from online and mobile products, is the largest component of our revenue, accounting for approximately 51%, 55% and 58% of our total revenue in 2017, 2016 and 2015, respectively. We categorize advertising as follows:

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
We believe that our advertising revenue tends to be less volatile than the advertising revenue of large metropolitan and national print media because we rely primarily on local, rather than national advertising and our classified revenue tends to be more local market oriented (job listing, for example). We generally derive 95% or more of our advertising revenue from local advertising (local retail, local classified and online) and less than 5% from national advertising. We believe that local advertising tends to be less sensitive to economic cycles than national advertising because local businesses generally have fewer effective advertising channels through which they may reach their customers.
Our advertising rate structures vary among our publications and are a function of various factors, including local market conditions, competition, circulation, readership and demographics. Management works with local newspaper management to set advertising rates and a portion of our publishers’ incentive compensation is based upon growing advertising revenue. Our sales compensation program emphasizes digital and new business growth. We share advertising concepts throughout our network of publishers and advertising directors, including periodic special section programs, enabling them to utilize advertising products and sales strategies that are successful in other markets we serve.
Substantially all of our advertising revenue is derived from a diverse group of local retailers and local classified advertisers, resulting in very limited customer concentration. No single advertiser accounted for more than 1% of our total revenue in 2017, 2016 or 2015 and our 20 largest advertisers account for less than 10% of total revenue.
Our advertising revenue tends to follow a seasonal pattern, with higher advertising revenue in months containing significant events or holidays. Accordingly, our first quarter, followed by our third quarter, historically, are our weakest quarters of the year in terms of revenue. Correspondingly, our second and fourth fiscal quarters, historically, are our strongest quarters. We expect that this seasonality will continue to affect our advertising revenue in future periods.
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
Circulation
Our circulation revenue is derived from home delivery sales to subscribers, single copy sales at retail stores and vending racks and boxes, and digital subscriptions. We own 142 paid daily publications that range in circulation from approximately 700 to 99,000 and 202 paid weekly publications that range in circulation from approximately 100 to 16,000. Circulation revenue accounted for approximately 35%, 33% and 32% of our total revenue in 2017, 2016 or 2015, respectively.
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
Other
We provide commercial printing services to third parties on a competitive bid basis as a means to generate incremental revenue and utilize excess printing capacity. These customers consist primarily of other publishers that do not have their own printing presses and do not compete with our publications. We also print other commercial materials, including flyers, business cards and invitations. Additionally, this category includes UpCurve which provides digital marketing and business services for SMBs and GateHouse Live, our events business. Other sources of revenue, including commercial printing and UpCurve, accounted for approximately 14%, 12% and 10% of our total revenue in 2017, 2016 or 2015, respectively.
Printing and Distribution
We own and operate 54 print facilities. Our print facilities produce nine publications on average and are generally located within 60 miles of the communities served. By clustering our production resources or outsourcing where cost beneficial, we are able to reduce the operating costs of our publications while increasing the quality of our small and midsize market publications that would typically not otherwise have access to high quality production facilities. We also believe that we are able to reduce future capital expenditure needs by having fewer overall pressrooms and buildings. We believe our superior production quality is critical to maintaining and enhancing our position as the leading provider of local news coverage in the markets we serve. As other print media businesses look to reduce costs, we believe we have the opportunity to leverage our unutilized press time to grow our commercial print customer base and revenue.
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
Historically, the market price of newsprint has been volatile, reaching a high of approximately $823 per metric ton in 2008 and a low of $410 per metric ton in 2002. However, from 2010 to 2017, there was much less volatility in newsprint pricing, and we have benefited from negotiating a fixed annual price for a majority of our newsprint. The average market price of newsprint during 2017 was approximately $635 per metric ton.
In 2016, we consumed approximately 109,700 metric tons of newsprint (inclusive of commercial printing), and the cost of our newsprint consumption totaled approximately $62.0 million. In contrast, in 2017, we consumed approximately 115,900 metric tons of newsprint (inclusive of commercial printing), and the cost of our newsprint consumption totaled approximately $66.3 million. Our newsprint expense typically averages less than 10% of total revenue, which we believe generally compares favorably to larger, metropolitan newspapers.
For our 2016 and 2017 purchases of newsprint, we negotiated a fixed price for approximately 90% and 88%, respectively, of our newsprint tons which allowed us to eliminate some of the volatility of the market price.
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
Eastern US Publishing. In Eastern US Publishing, the Boston Globe and boston.com, a metropolitan daily and website, respectively, owned by John Henry, compete with the publications throughout eastern Massachusetts. In addition, competition from other Massachusetts companies include approximately 16 dailies and 50 weeklies, three major radio station operators, five local network television broadcasters, one cable company and numerous niche publications for advertising revenues.
The Cape Cod and New Bedford, Massachusetts newspapers experience competition from weekly newspapers, local radio stations, shopping guides, directories and niche publications.
In Middletown, New York, The Times Herald-Record is the leading print and digital media and has an audience far larger than its competitors, including Daily newspapers owned by Gannett Company, Inc. (Poughkeepsie Journal in Poughkeepsie, New York) and 21st Century Media, Inc. (Daily Freeman in Kingston, New York) compete within the New York market. The Times Herald-Record also competes with 46 weekly, bi-weekly and monthly print products and Spectrum (formerly Time Warner Cable), radio stations and directories. The market is formally known as the Hudson Valley New York region.

The Company's publication, the Providence Journal, is the leading daily newspaper in the state of Rhode Island followed by the Newport Daily News, which is also owned by us. Other daily newspaper operators in the state include Sun Publishing Company, owner of the Westerly Sun and three non-dailies in the state. RISN Operations, Inc. publishes four daily papers and five weekly publications serving communities in Providence county and Rhode Island. Three other companies publish more than 16 weeklies in Rhode Island. The Providence market has seven local network television stations and three major radio station operators, one cable company and numerous print and online niche publications, such as Rhode Island Monthly Magazine and the business publication, Providence Business News.
The Fayetteville Observer delivers to 10 counties in southeastern North Carolina. It is based in Cumberland County, home to Fayetteville and Fort Bragg, the nation’s largest Army installation. ABC, CBS, NBC and Fox affiliates based in Raleigh, Durham and Wilmington cover the Fayetteville region, with at least two stations having small bureaus in Fayetteville. Beasley Broadcast Group and Cumulus Media Inc. dominate the radio market with stations including WFCN 640 AM news talk, WZFX 99.1 FM Foxy 99 urban contemporary, WKML 95.7 FM country, WQSM 98.1 FM hot adult contemporary, and WRCQ 103.5 FM rock. Mspark is the primary direct mail competitor. Lamar Advertising and Fairway Outdoor serve the billboard needs of the market. Niche print publications based in Fayetteville include Up & Coming Weekly, CityView Magazine and The Fayetteville Press. The Fayetteville Observer is by far the leading print and digital publication in the region.
The Company's publications, The Gainesville Sun and Ocala Star Banner, are the leading media in their respective markets, primarily Alachua and Marion counties. We compete with four television stations, which is unusual for markets this size. Gainesville has its own DMA and Ocala falls into the Orlando DMA. There are no other dailies in the market other than a slow movement by the Villages Daily Sun into Marion county (Ocala), a concern due to their offering the lowest home delivery and single copy rates of any Florida daily. They operate as part of one of the fastest growing developments in the county, The Villages. The Gainesville Sun also publishes a weekly newspaper, Gainesville Guardian, in east Gainesville and also a very successful city magazine, Gainesville Magazine.
In the Daytona Beach market, The Daytona Beach News-Journal is the leading media. Primary print competition for the west side of the coverage area is the Orlando Sentinel, owned by tronc, Inc. Smaller weekly competitive publications, including The Observer Group and Hometown News, are also in the market. Major radio and network television stations are out of the Orlando market.
In the Sarasota market, The Herald-Tribune publications are generally the leading media and have an audience far larger than the competitors for the main areas we serve. Daily newspapers owned by McClatchy (Bradenton Herald) and Sun Coast Media Group, the Charlotte Sun, border on the north and south ends of the market, respectively, and distribute in some circulation areas on the fringes. The Herald-Tribune prints the Bradenton Herald and is contracted to distribute all home delivery copies. The Sarasota market has one local network television station and several local radio station operators and cable companies as well as numerous non-daily print and online niche publications.
Located in central Florida, the publication, The Ledger, in Lakeland is bordered by the Orlando Sentinel to the east and the Tampa Bay Times to the west. In addition, competitors include multiple weekly newspapers and two radio stations. The Ledger is the leading media in the central Florida area it serves. The Lakeland Ledger started printing the Orlando Sentinel in September 2017.
In Tuscaloosa and Gadsden, the Tuscaloosa News and Gadsden Times, respectively, are the leading media in the markets they serve. Television that serves both markets is out of Birmingham, Alabama. The digital space is highly competitive with the competing site AL.com, owned by Advance Local, covering the state.
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
In the Columbus market, the advertising competition in print is minimal with just a weekly business journal and a few small monthly magazines. On the electronic and digital side, the competition is intense and is comprised of six network TV stations, three cable companies, ten radio stations, and twelve digital agencies, with SMART 1 being the most aligned with our UpCurve product set.
Lee Enterprises publishes the Southern Illinoisan in Carbondale, which is a regional newspaper that competes with our publication in West Frankfort. We believe our publication is the leading local daily, but we do compete on a regional basis with the larger dailies. We also compete with shoppers or weekly newspapers. This competition comes from small independent operators and is not significant. We have very little television competition in this group because of our geographic location in relation to major markets. There are no local television affiliates in our markets.
In the Northeast market of this group, we believe our publications are generally the leading media. The competition we face in this region is from major newspaper companies: daily newspapers owned by Gannett Company, Inc. (The Star-Gazette in Elmira, NY and the Chambersburg (PA) Public-Opinion); Times-Shamrock Company’s Scranton (PA) The Times-Tribune and Towanda Daily/Sunday Review; Community Newspaper Holdings, Inc.’s Sunbury Daily Item; and Ogden-Nutting’s Williamsport Sun-Gazette. We believe our publications tend to be the leading local publications in those markets.
In our Great Lakes markets, we believe our publications are generally the leading media in those markets. Our only significant competition comes from regional television stations in Adrian, Michigan. We also face competition from dozens of other competitors such as other local daily and weekly papers and niche publications, as well as radio and television stations, directories, direct mail and non-local internet websites, but none of these have proven to be significant.
Western US Publishing. In the southern regions of this group, we believe our publications are generally the leading media. Our major competition comes from regional daily newspapers, specifically: The Advocate in Baton Rouge, Louisiana; The American Press in Lake Charles, Louisiana; The Joplin Globe; and the Wichita Eagle. We also face competition from numerous other daily and weekly papers, local radio stations, shopping guides, directories and niche publications. That being said, our community newspapers operate generally in isolated markets where the newspapers are by far the leading sources of local news and print advertising. In the Sherman, Texas market, we believe our publications are generally the leading media in those markets with minor competition with The Dallas Morning News, which has minimal circulation, and it does not focus on local content. All weeklies in the Sherman, Texas market are controlled by us, though there is some weekly competition in outlying Texas and Oklahoma communities. Our publication, the Herald Democrat also competes with local TV stations and several locally-owned radio stations in the market.
In Arkansas, there is some minor competition from the Northwest Arkansas Democrat-Gazette in northern Crawford county, Arkansas, but they have limited circulation in the Fort Smith market, as well as limited news coverage. The Northwest Arkansas Democrat-Gazette circulates in the market with our publication, The Pine Bluff Commercial, but does not deliver the community coverage that is most relevant to Pine Bluff and the surrounding counties. This makes our publication the most relevant news source in the area. There are several locally-owned radio stations in the market that also compete with The Pine Bluff Commercial.
In the northern regions of this group, we control every local weekly and daily paper in Story county, Iowa and have weeklies in other neighboring counties, which is why we believe our publications are the leading news source in the area. The principal print competition is the Des Moines Register, but it does not deliver meaningful local community content.
The San Joaquin Media Group, with its flagship, The Record, is the leading local news source in Stockton; there is significant competition for print and digital dollars. In the county, competition comes from three community newspapers, each within 10 miles of Stockton, as well as The Sacramento Bee and Modesto Bee with smaller distribution in the county. Additionally, there are two successful glossy monthly magazines, a business journal, Red Plum (Valassis), Lincoln Center Chronicle monthly and billboards everywhere.
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
Employees

As of December 31, 2017, we employed 10,516 employees. We employ union personnel at a number of our core publications representing 1,194 employees. As of December 31, 2017, there were 37 collective bargaining agreements covering union personnel. Most of our unionized employees work under collective bargaining agreements that expire in 2018. We believe that relations with our employees are generally good, and we have had no work stoppages at any of our publications.
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

List of New Media’s Dailies, Weeklies, Shoppers, Websites and Business Publications
As of December 31, 2017, New Media’s dailies, weeklies, shoppers, websites and business publications were as listed below. New Media maintains registered trademarks in many of the masthead names listed below. Maintaining such trademarks allows us to exclusively use the masthead name to the exclusion of third parties.

Eastern US Publishing

State	City	Masthead	Circulation Type
Massachusetts	Brockton	The Enterprise www.enterprisenews.com	Daily
	Fall River	The Herald News www.heraldnews.com	Daily
	Framingham	The Metrowest Daily News www.metrowestdailynews.com	Daily
	Hyannis	Cape Cod Times www.capecodonline.com	Daily
	Milford	The Milford Daily News www.milforddailynews.com	Daily
	New Bedford	The Standard-Times www.southcoasttoday.com	Daily
	Quincy	Patriot Ledger www.patriotledger.com	Daily
	Taunton	Taunton Daily Gazette www.tauntongazette.com	Daily
	Worcester	Telegram & Gazette www.telegram.com	Daily
	Abington	Abington Mariner www.wickedlocal.com/abington	Paid Weekly
	Acton/Roxborough	The Beacon www.wickedlocal.com/acton	Paid Weekly
	Allston	Allston/Brighton Tab www.wickedlocal.com/allston	Paid Weekly
	Arlington	The Arlington Advocate www.wickedlocal.com/arlington	Paid Weekly
	Bedford	Bedford Minuteman www.wickedlocal.com/bedford	Paid Weekly
	Belmont	Belmont Citizen-Herald www.wickedlocal.com/belmont	Paid Weekly
	Beverly	Beverly Citizen www.wickedlocal.com/beverly	Paid Weekly
	Billerica	Billerica Minuteman www.wickedlocal.com/billerica	Paid Weekly
	Boxford	Tri-Town Transcript www.wickedlocal.com/boxford	Paid Weekly
	Braintree	Braintree Forum www.wickedlocal.com/braintree	Paid Weekly
	Brewster	The Cape Codder www.wickedlocal.com/capecod	Paid Weekly
	Burlington	Burlington Union www.wickedlocal.com/burlington	Paid Weekly
	Cambridge	Cambridge Chronicle & Tab www.wickedlocal.com/cambridge	Paid Weekly
	Carver	Carver Reporter www.wickedlocal.com/carver	Paid Weekly
	Chelmsford	Chelmsford Independent www.wickedlocal.com/chelmsford	Paid Weekly

State	City	Masthead	Circulation Type
	Clinton	The Item	Paid Weekly
	Cohasset	Cohasset Mariner www.wickedlocal.com/cohasset	Paid Weekly
	Concord	The Concord Journal www.wickedlocal.com/concord	Paid Weekly
	Danvers	Danvers Herald www.wickedlocal.com/danvers	Paid Weekly
	Dedham	Dedham Transcript www.wickedlocal.com/dedham	Paid Weekly
	Dover	Dover/Sherborn Press www.wickedlocal.com/dover	Paid Weekly
	Easton	Easton Journal www.wickedlocal.com/easton	Paid Weekly
	Framingham	Westwood Press www.wickedlocal.com/westwood	Paid Weekly
	Georgetown	Georgetown Record www.wickedlocal.com/georgetown	Paid Weekly
	Hamilton	Hamilton-Wenham Chronicle www.wickedlocal.com/hamilton	Paid Weekly
	Hanover	Hanover Mariner www.wickedlocal.com/hanover	Paid Weekly
	Hingham	The Hingham Journal www.wickedlocal.com/hingham	Paid Weekly
	Holbrook	Holbrook Sun www.wickedlocal.com/holbrook	Paid Weekly
	Hopkinton	Hopkinton Crier www.wickedlocal.com/hopkinton	Paid Weekly
	Hudson	Hudson Sun www.wickedlocal.com/hudson	Paid Weekly
	Hyannis	The Register www.wickedlocal.com/barnstable	Paid Weekly
	Hyannis	Barnstable Patriot www.barnstablepatriot.com	Paid Weekly
	Ipswich	Ipswich Chronicle www.wickedlocal.com/ipswich	Paid Weekly
	Kingston	Kingston Reporter www.wickedlocal.com/kingston	Paid Weekly
	Lexington	Lexington Minuteman www.wickedlocal.com/lexington	Paid Weekly
	Lincoln	Lincoln Journal www.wickedlocal.com/lincoln	Paid Weekly
	Littleton	Littleton Independent www.wickedlocal.com/littleton	Paid Weekly
	Malden	Malden Observer www.wickedlocal.com/malden	Paid Weekly
	Mansfield	Mansfield News www.wickedlocal.com/mansfield	Paid Weekly
	Marblehead	Marblehead Reporter www.wickedlocal.com/marblehead	Paid Weekly
	Marion	The Sentinel www.wickedlocal.com/marion	Paid Weekly
	Marlborough	Marlborough Enterprise www.wickedlocal.com/marlborough	Paid Weekly
	Marshfield	Marshfield Mariner www.wickedlocal.com/marshfield	Paid Weekly

State	City	Masthead	Circulation Type
	Maynard/Stow	The Beacon-Villager www.wickedlocal.com/maynard	Paid Weekly
	Medfield	Medfield Press www.wickedlocal.com/medfield	Paid Weekly
	Medford	Medford Transcript www.wickedlocal.com/medford	Paid Weekly
	Melrose	Melrose Free Press www.wickedlocal.com/melrose	Paid Weekly
	Middleboro	Middleboro Gazette www.southcoasttoday.com	Paid Weekly
	Nantucket	Nantucket Inquirer & Mirror www.ack.net www.discovernantucket.com	Paid Weekly
	Natick	Natick Bulletin & Tab www.wickedlocal.com/natick	Paid Weekly
	New Bedford	Advocate	Paid Weekly
	New Bedford	Chronicle	Paid Weekly
	New Bedford	Spectator	Paid Weekly
	North Andover	North Andover Citizen www.wickedlocal.com/northandover	Paid Weekly
	Northborough/Southborough	The Northborough/Southborough Villager www.wickedlocal.com/northborough	Paid Weekly
	Norwell	Norwell Mariner www.wickedlocal.com/norwell	Paid Weekly
	Norwood	Norwood Transcript & Bulletin www.wickedlocal.com/norwood	Paid Weekly
	Pembroke	Pembroke Mariner & Express www.wickedlocal.com/pembroke	Paid Weekly
	Plymouth	Old Colony Memorial www.wickedlocal.com/plymouth	Paid Weekly
	Provincetown	The Provincetown Banner www.wikedlocal.com/provincetown	Paid Weekly
	Reading	The Reading Advocate www.wickedlocal.com/reading	Paid Weekly
	Rockland	Rockland Standard www.wickedlocal.com/rockland	Paid Weekly
	Roslindale	Roslindale Transcript www.wickedlocal.com/roslindale	Paid Weekly
	Saugus	Saugus Advertiser www.wickedlocal.com/saugus	Paid Weekly
	Scituate	Scituate Mariner www.wickedlocal.com/scituate	Paid Weekly
	Sharon	Sharon Advocate www.wickedlocal.com/sharon	Paid Weekly
	Shrewsbury	Shrewsbury Chronicle www.wickedlocal.com/shrewsbury	Paid Weekly
	Somerville	Somerville Journal www.wickedlocal.com/somerville	Paid Weekly
	Stoughton	Stoughton Journal www.wickedlocal.com/stoughton	Paid Weekly
	Sudbury	The Sudbury Town Crier www.wickedlocal.com/sudbury	Paid Weekly
	Swampscott	Swampscott Reporter www.wickedlocal.com/swampscott	Paid Weekly

State	City	Masthead	Circulation Type
	Tewksbury	Tewksbury Reporter www.wickedlocal.com/tewksbury	Paid Weekly
	Wakefield	Wakefield Observer www.wickedlocal.com/wakefield	Paid Weekly
	Walpole	The Walpole Times www.wickedlocal.com/walpole	Paid Weekly
	Waltham	Waltham News Tribune www.wickedlocal.com/waltham	Paid Weekly
	Wareham	Wareham Courier www.wickedlocal.com/wareham	Paid Weekly
	Watertown	Watertown Tab & Press www.wickedlocal.com/watertown	Paid Weekly
	Wayland	The Wayland Town Crier www.wickedlocal.com/wayland	Paid Weekly
	Wellesley	The Wellesley Townsman www.wickedlocal.com/wellesley	Paid Weekly
	West Roxbury	West Roxbury Transcript www.wickedlocal.com/west-roxbury	Paid Weekly
	Westborough	Westborough News www.wickedlocal.com/westborough	Paid Weekly
	Westford	Westford Eagle www.wickedlocal.com/westford	Paid Weekly
	Weston	The Weston Town Crier www.wickedlocal.com/weston	Paid Weekly
	Weymouth	Weymouth News www.wickedlocal.com/weymouth	Paid Weekly
	Winchester	The Winchester Star www.wickedlocal.com/winchester	Paid Weekly
	Bellingham	County Gazette www.wickedlocal.com/franklin	Free Weekly
	Boston	Boston Homes www.linkbostonhomes.com	Free Weekly
	Bourne	Bourne Courier www.wickedlocal.com/bourne	Free Weekly
	Bridgewater	Bridgewater Independent www.wickedlocal.com/bridgewater	Free Weekly
	Brookline	Brookline Tab www.wickedlocal.com/brookline	Free Weekly
	Canton	Canton Journal www.wickedlocal.com/canton	Free Weekly
	Danvers	North Shore Sunday	Free Weekly
	Fall River	OJornal www.ojournal.com	Free Weekly
	Falmouth	The Bulletin www.wickedlocal.com/falmouth	Free Weekly
	Framingham	Framingham Tab www.wickedlocal.com/framingham	Free Weekly
	Gloucester	Cape Ann Beacon	Free Weekly
	Needham	Needham Times www.wickedlocal.com/needham	Free Weekly
	Newburyport	The Newburyport Current www.wickedlocal.com/newburyport	Free Weekly
	Newton	Newton Tab www.wickedlocal.com/newton	Free Weekly

State	City	Masthead	Circulation Type
	North Attleborough	The North Attleborough Free Press www.wickedlocal.com/northattleborough	Free Weekly
	Randolph	Randolph Herald www.wickedlocal.com/randolph	Free Weekly
	Raynham	Raynham Call www.wickedlocal.com/raynham	Free Weekly
	Salem	Salem Gazette www.wickedlocal.com/salem	Free Weekly
	Sandwich	Sandwich Broadsider	Free Weekly
	Stoneham	Stoneham Sun www.wickedlocal.com/stoneham	Free Weekly
	Wilmington	Wilmington Advocate www.wickedlocal.com/wilmington	Free Weekly
	Woburn	Woburn Advocate www.wickedlocal.com/woburn	Free Weekly
	Fall River	South Coast Life	Shopper
	Hyannis	DollarSaver/TMC	Shopper
	Middleboro	Middleboro Gazette Extra/TMC www.southcoasttoday.com	Shopper
	New Bedford	SouthCoast MarketPlace/TMC	Shopper
	Taunton	Yellow Jacket	Shopper
	Amesbury	www.wickedlocal.com/amesbury	On-line Only
	Ashland	www.wickedlocal.com/ashland	On-line Only
	Avon	www.wickedlocal.com/avon	On-line Only
	Bellingham	www.wickedlocal.com/bellingham	On-line Only
	Berkley	www.wickedlocal.com/berkley	On-line Only
	Bolton	www.wickedlocal.com/bolton	On-line Only
	Boxborough	www.wickedlocal.com/boxborough	On-line Only
	Brewster	www.wickedlocal.com/brewster	On-line Only
	Brockton	www.wickedlocal.com/brockton	On-line Only
	Chatham	www.wickedlocal.com/chatham	On-line Only
	Clinton	www.wickedlocal.com/clinton	On-line Only
	Dennis	www.wickedlocal.com/dennis	On-line Only
	Dighton	www.wickedlocal.com/dighton	On-line Only
	Duxbury	www.wickedlocal.com/duxbury	On-line Only
	East Bridgewater	www.wickedlocal.com/bridgewatereast	On-line Only
	Eastham	www.wickedlocal.com/eastham	On-line Only
	Essex	www.wickedlocal.com/essex	On-line Only
	Fall River	www.wickedlocal.com/fall-river	On-line Only
	Foxborough	www.wickedlocal.com/foxborough	On-line Only
	Gloucester	www.wickedlocal.com/gloucester	On-line Only
	Halifax	www.wickedlocal.com/halifax	On-line Only
	Hanson	www.wickedlocal.com/hanson	On-line Only
	Harvard	www.wickedlocal.com/harvard	On-line Only
	Harwich	www.wickedlocal.com/harwich	On-line Only
	Holliston	www.wickedlocal.com/holliston	On-line Only
	Hopedale	www.wickedlocal.com/hopedale	On-line Only
	Hull	www.wickedlocal.com/hull	On-line Only

State	City	Masthead	Circulation Type
	Lakeville	www.wickedlocal.com/lakeville	On-line Only
	Lancaster	www.wickedlocal.com/lancaster	On-line Only
	Manchester	www.wickedlocal.com/manchester	On-line Only
	Mashpee	www.wickedlocal.com/mashpee	On-line Only
	Mattapoisett	www.wickedlocal.com/mattapoisett	On-line Only
	Medway	www.wickedlocal.com/medway	On-line Only
	Mendon	www.wickedlocal.com/mendon	On-line Only
	Middleborough	www.wickedlocal.com/middleborough	On-line Only
	Middleton	www.wickedlocal.com/middleton	On-line Only
	Milford	www.wickedlocal.com/milford	On-line Only
	Millis	www.wickedlocal.com/millis	On-line Only
	Milton	www.wickedlocal.com/milton	On-line Only
	Nantucket	www.wickedlocal.com/nantucket	On-line Only
	Norfolk	www.wickedlocal.com/norfolk	On-line Only
	North Boston	www.wickedlocal.com/northofboston	On-line Only
	Norton	www.wickedlocal.com/norton	On-line Only
	Orleans	www.wickedlocal.com/orleans	On-line Only
	Plainville	www.wickedlocal.com/plainville	On-line Only
	Plymouth	www.plymouthguide.com	On-line Only
	Plympton	www.wickedlocal.com/plympton	On-line Only
	Quincy	www.wickedlocal.com/quincy	On-line Only
	Rehoboth	www.wickedlocal.com/rehoboth	On-line Only
	Rochester	www.wickedlocal.com/rochester	On-line Only
	Rockport	www.wickedlocal.com/rockport	On-line Only
	Sandwich	www.wickedlocal.com/sandwich	On-line Only
	Sherborn	www.wickedlocal.com/sherborn	On-line Only
	Somerset	www.wickedlocal.com/somerset	On-line Only
	Southborough	www.wickedlocal.com/southborough	On-line Only
	Stow	www.wickedlocal.com/stow	On-line Only
	Swansea	www.wickedlocal.com/swansea	On-line Only
	Taunton	www.wickedlocal.com/taunton	On-line Only
	Topsfield	www.wickedlocal.com/topsfield	On-line Only
	Truro	www.wickedlocal.com/truro	On-line Only
	Upton	www.wickedlocal.com/upton	On-line Only
	Wellfleet	www.wickedlocal.com/wellfleet	On-line Only
	Wenham	www.wickedlocal.com/wenham	On-line Only
	West Bridgewater	www.wickedlocal.com/bridgewaterwest	On-line Only
	West Port	www.wickedlocal.com/westport	On-line Only
	Whitman	www.wickedlocal.com/whitman	On-line Only
	Wrentham	www.wickedlocal.com/wrentham	On-line Only
	Yarmouth	www.wickedlocal.com/yarmouth	On-line Only
Florida	Daytona Beach	Daytona Beach News-Journal www.news-journalonline.com	Daily
	Fort Walton Beach	Northwest Florida Daily News www.nwfdailynews.com www.nwfdailynews.com/eat-play-stay-destin www.nwfvarsity.com	Daily

State	City	Masthead	Circulation Type
	Gainesville	The Gainesville Sun www.gainesville.com www.gatorsports.com	Daily
	Jacksonville	The Florida Times-Union www.jacksonville.com	Daily
	Lakeland	The Ledger www.theledger.com	Daily
	Leesburg	Daily Commercial www.dailycommercial.com	Daily
	Ocala	Ocala Star Banner www.ocala.com	Daily
	Panama City	Panama City News Herald www.newsherald.com www.panhandlevarsity.com	Daily
	Sarasota	Herald-Tribune www.heraldtribune.com	Daily
	St. Augustine	The St. Augustine Record www.staugustine.com www.visitstaug.com	Daily
	Winter Haven	News Chief www.newschief.com	Daily
	Apalachicola	The Times www.apalachitimes.com	Paid Weekly
	Bonifay	Holmes County Times Advertiser	Paid Weekly
	Chipley	Washington County News www.chipleypaper.com	Paid Weekly
	Crestview	Crestview News Bulletin www.crestviewbulletin.com	Paid Weekly
	Destin	The Destin Log www.thedestinlog.com	Paid Weekly
	Milton	Santa Rosa Press Gazette www.srpressgazette.com	Paid Weekly
	Port St. Joe	The Star www.starfl.com	Paid Weekly
	Clermont	South Lake Press www.southlakepress.com	Free Weekly
	Gainesville	Gainesville Sun	Free Weekly
	Jacksonville	JAX Air News www.jaxairnews.jacksonville.com	Free Weekly
	Jacksonville	Kingsbay Periscope www.kingsbayperiscope.jacksonville.com	Free Weekly
	Jacksonville	Mayport Mirror www.mayportmirror.com	Free Weekly
	Santa Rosa Beach	The Walton Sun www.waltonsun.com	Free Weekly
	Daytona Beach	Daytona Pennysaver	Shopper
	Daytona Beach	Flagler Pennysaver	Shopper
	Daytona Beach	New Smyrna Pennysaver	Shopper
	Daytona Beach	West Voluisa Pennysaver	Shopper
	Jacksonville	SMC	Shopper
	St. Augustine	St. Johns Sun Shopper	Shopper
North Carolina	Asheboro	The Courier-Tribune www.courier-tribune.com	Daily

State	City	Masthead	Circulation Type
	Burlington	Times-News www.thetimesnews.com	Daily
	Fayetteville	The Fayetteville Observer www.fayobserver.com	Daily
	Gastonia	The Gaston Gazette www.gastongazette.com	Daily
	Hendersonville	Times-News www.blueridgenow.com	Daily
	Jacksonville	The Daily News www.jdnews.com	Daily
	Kinston	The Free Press www.kinston.com	Daily
	Lexington	The Dispatch www.the-dispatch.com	Daily
	New Bern	Sun Journal www.newbernsj.com	Daily
	Shelby	The Star www.shelbystar.com	Daily
	Wilmington	Star News www.starnewsonline.com	Daily
	Asheville	IWANNA Asheville	Paid Weekly
	Greenville	IWANNA Greenville	Paid Weekly
	Havelock	Havelock News www.havenews.com	Paid Weekly
	Fayetteville	Camp LeJune Globe www.camplejuneglobe.com	Free Weekly
	Fayetteville	Ft. Bragg Life	Free Weekly
	Fayetteville	Ft. Bragg Paraglide www.paraglideonline.net	Free Weekly
	Surf City	Topsail Advertiser	Free Weekly
	Asheboro	CT Marketplace	Shopper
	Fayetteville	Sandspur	Shopper
	Fayetteville	Observer Marketplace	Shopper
Georgia	Athens	Athens Banner-Herald www.onlineathens.com	Daily
	Augusta	The Augusta Chronicle www.augustachronicle.com www.augusta.com	Daily
	Savannah	Savannah Morning News www.savannahmorningnews.com www.businesssavannah.com www.health.savannahnow.com www.know.savannahow.com www.lavozlatinaonline.com www.dosavannah.com www.dining.savannahnow.com	Daily
	Augusta	The Columbia County News-Times www.newstimes.augusta.com	Paid Weekly
	Augusta	The Hampton County Guardian	Free Weekly
	Augusta	Richmond County Neighbors	Free Weekly
	Augusta	Sylvania Telephone www.sylvaniatelephone.com	Free Weekly
	Louisville	The Jefferson News-Farmer www.thenewsandfarmer.com	Free Weekly

State	City	Masthead		Circulation Type
	Savannah	Bryan County Now		Free Weekly
	Savannah	Effingham Now		Free Weekly
	Savannah	The Jet Stream		Free Weekly
	Athens	Around Athens Deals SMC		Shopper
	Athens	The Oconee Leader		Shopper
	Augusta	Columbia County Today		Shopper
	Augusta	Richmond County Today		Shopper
	Augusta	North Augusta Today	H	Shopper
	Augusta	Tell-N-Sell www.tell-n-sell.com		Shopper
Pennsylvania	Beaver	Beaver County Times www.timesonline.com		Daily
	Doylestown	The Intelligencer www.theintell.com		Daily
	Ellwood City	Ellwood City Ledger www.ellwoodcityledger.com		Daily
	Honesdale	The Wayne Independent www.wayneindependent.com		Daily
	Levittown	Bucks County Courier Times www.buckscountycuriertimes.com		Daily
	Stroudsburg	Pocono Record www.poconorecord.com		Daily
	Carbondale	The Villager www.moscowvillager.com		Paid Weekly
	Carbondale	Carbondale News www.thecarbondalenews.com		Paid Weekly
	Hawley	News Eagle www.neagle.com		Paid Weekly
	Stroudsburg	Pike & Monroe Life		Free Weekly
	Hawley	The Pike Pennysaver		Shopper
	Honesdale	The Independent Extra		Shopper
	Stroudsburg	Plus/TMC		Shopper
New Hampshire	Dover	Foster’s Daily Democrat www.fosters.com		Daily
	Portsmouth	Portsmouth Herald www.seacoastonline.com		Daily
	Exeter	Exeter News-Letter		Paid Weekly
	Hampton	Hampton Union		Paid Weekly
	Portsmouth	Seacoast Sunday		Paid Weekly
	Hampton	Beachcomber		Free Weekly
Delaware	Dover	Smyrna/Clayton Sun Times www.scsuntimes.com		Paid Weekly
	Dover	The Middletown Transcript www.middletowntranscript.com		Paid Weekly
	Dover	Community Publication www.communitypub.com		Free Weekly
	Dover	Dover Post www.doverpost.com www.delmarvaexpress.com		Free Weekly
	Dover	Milford Beacon www.milfordbeacon.com		Free Weekly

State	City	Masthead	Circulation Type
	Dover	The Sussex Countian www.sussexcountian.com	Free Weekly
Rhode Island	Newport	The Newport Daily Independent www.newportri.com/newportdailynews	Daily
	Providence	The Providence Journal www.providencejournal.com	Daily
	Newport	The Independent	Paid Weekly
	Newport	The Newport Mercury www.newportri.com/newportmercury	Free Weekly
	Providence	Providence Journal Express	Shopper
New York	Middletown	Times Herald-Record www.recordonline.com	Daily
	Middletown	The Gazette www.hudsonvalley.com	Free Weekly
	Middletown	Pointer View www.pointerview.com	Free Weekly
	Middletown	Extra/TMC	Shopper
South Carolina	Spartanburg	Herald-Journal www.goupstate.com	Daily
	Jasper	Jasper County Sun Times www.jaspersuntimes.com	Paid Weekly
	Barnwell	The People-Sentinel www.thepeoplesentinel.com	Free Weekly
	Bluffton	Bluffton Today www.blufftontoday.com	Free Weekly
	Bluffton	The Sun Today	Free Weekly
Tennessee	Columbia	Columbia Daily Herald www.columbiadailyherald.com	Daily
	Oak Ridge	The Oak Ridger www.oakridger.com	Daily
	Columbia	The Advertiser News www.advertisernews.biz	Free Weekly
	Columbia	Value Guide	Shopper
Alabama	Gadsden	The Gadsden Times www.gadsdentimes.com	Daily
	Tuscaloosa	The Tuscaloosa News www.tuscaloosanews.com www.tidesports.com	Daily
Maine	Kennebunk	York County Coast Star www.seacoastonline.com	Paid Weekly
	York	York Weekly www.seacoastonline.com	Paid Weekly
Connecticut	Norwich	The Bulletin www.norwichbulletin.com	Daily
	Norwich	Bulletin Deals	Shopper
Virginia	Petersburg	The Progress-Index www.progress-index.com	Daily
New Jersey	Willingboro	Burlington County Times www.burlingtoncountytimes.com	Daily

Central US Publishing

State	City	Masthead	Circulation Type
Ohio	Alliance	The Alliance Review www.the-review.com	Daily
	Ashland	The Times-Gazette www.times-gazette.com	Daily
	Cambridge	The Daily Jeffersonian www.daily-jeff.com	Daily
	Kent	Record-Courier www.record-courier.com www.mytownneo.com	Daily
	Canton	The Repository www.cantonrep.com www.fridaynightohio.com	Daily
	Columbus	The Columbus Dispatch www.dispatch.com	Daily
	Dover/New Philadelphia	The Times-Reporter www.timesreporter.com	Daily
	Massillon	The Independent www.indeonline.com	Daily
	Wooster	The Daily Record www.the-daily-record.com www.goodtimesohio.com	Daily
	Barnesville	Barnesville Enterprise www.barnesville-enterprise.com	Paid Weekly
	Newcomerstown	Newcomerstown News www.newcomerstown-news.com	Paid Weekly
	Alliance	The News Leader	Free Weekly
	Alliance	Press-News	Free Weekly
	Ashland	Mohican Area Shopper	Free Weekly
	Bexley	This Week Bexley www.thisweeknews.com/bexley	Free Weekly
	Clintonville	This Week Clintonville (Booster) www.thisweeknews.com/clintonville	Free Weekly
	Columbus	The Bag	Free Weekly
	Columbus	Alive	Free Weekly
	Columbus	This Week Westside www.thisweeknews.com/west-side	Free Weekly
	Delaware	This Week Delaware www.thisweeknews.com/delaware	Free Weekly
	Dublin	This Week Dublin www.thisweeknews.com/dublin	Free Weekly
	German Village	This Week German Village www.thisweeknews.com/german-village	Free Weekly
	Grandview	This Week Grandview www.thisweeknews.com/grandview	Free Weekly
	Green	The Suburbanite www.thesuburbanite.com	Free Weekly
	Grove City	This Week Grove City www.thisweeknews.com/grove-city	Free Weekly
	Hilliard	This Week Hilliard www.thisweeknews.com/hilliard	Free Weekly
	Kent	Falls News-Press	Free Weekly

State	City	Masthead	Circulation Type
	Kent	Stow Sentry	Free Weekly
	Kent	Tallmadge Express	Free Weekly
	Kent	Hudson Hub Times	Free Weekly
	Kent	Twinsburg Bulletin	Free Weekly
	Kent	The News Leader	Free Weekly
	Kent	Aurora Advocate	Free Weekly
	New Albany	This Week New Albany www.thisweeknews.com/new-albany	Free Weekly
	Northland	This Week Northland www.thisweeknews.com/northland	Free Weekly
	Northwest	This Week Northwest www.thisweeknews.com/northwest	Free Weekly
	Olentangy	This Week Olentangy www.thisweeknews.com/olentangy	Free Weekly
	Pickerington	This Week Pickerington www.thisweeknews.com/pickerington	Free Weekly
	Reynoldsburg	This Week Reynoldsburg www.thisweeknews.com/reynoldsburg	Free Weekly
	Rocky Fork	This Week Rocky Fork www.thisweeknews.com/gahanna	Free Weekly
	Upper Arlington	This Week Upper Arlington www.thisweeknews.com/upper-arlington	Free Weekly
	Westerville	This Week Westerville www.thisweeknews.com/westerville	Free Weekly
	Whitehall	This Week Whitehall www.thisweeknews.com/whitehall	Free Weekly
	Winchester	This Week Canal Winchester www.thisweeknews.com/canal-winchester	Free Weekly
	Wooster	This Week	Free Weekly
	Worthington	This Week Worthington www.thisweeknews.com/worthington	Free Weekly
	Alliance	Mr. Thrifty #1	Shopper
	Alliance	Mr. Thrifty #3	Shopper
	Alliance	Marketplace 44641	Shopper
	Alliance	Ohio Auto Finder	Shopper
	Ashland	Ohio Auto Finder	Shopper
	Cambridge	The Jeff Shopper	Shopper
	Canton	The Wrap	Shopper
	Dover/New Philadelphia	TMC-ExTRa	Shopper
	Wooster	The Homes County Shopper	Shopper
	Wooster	Smart Shopper Coupon	Shopper
	Wooster	Ohio Auto Finder www.ohioautofinder.com	Shopper
	Columbus	www.buckeyeextra.com	On-line Only
	Columbus	www.bluejacketextra.com	On-line Only
	Columbus	www.thisweeksports.com	On-line Only
	Columbus	www.columbusalive.com	On-line Only
	Columbus	www.columbusceo.com	On-line Only
	Columbus	www.columbusmonthly.com	On-line Only

State	City	Masthead	Circulation Type
Illinois	Canton	Daily Ledger www.cantondailyledger.com	Daily
	Carmi	The Carmi Times www.carmitimes.com	Daily
	Freeport	The Journal Standard www.journalstandard.com	Daily
	Galesburg	The Register-Mail www.galesburg.com	Daily
	Kewanee	Star-Courier www.starcourier.com	Daily
	Lincoln	The Courier www.lincolncourier.com	Daily
	Macomb	McDonough County Voice www.mcdonoughvoice.com	Daily
	Monmouth	Daily Review Atlas www.reviewatlas.com	Daily
	Olney	The Olney Daily Mail www.olneydailymail.com	Daily
	Pekin	Pekin Daily Times www.pekintimes.com	Daily
	Peoria	Journal Star www.pjstar.com	Daily
	Pontiac	Daily Leader www.pontiacdailyleader.com	Daily
	Rockford	Rockford Register Star www.rrstar.com	Daily
	Springfield	The State Journal-Register www.sj-r.com	Daily
	Abingdon	Abingdon Argus-Sentinel www.eaglepublications.com	Paid Weekly
	Aledo	The Times Record www.aledotimesrecord.com	Paid Weekly
	Augusta	Augusta Eagle-Scribe www.eaglepublicatons.com	Paid Weekly
	Cambridge	Cambridge Chronicle www.cambridgechron.com	Paid Weekly
	Fairbury	The Blade	Paid Weekly
	Flora	Advocate Press www.advocatepress.com	Paid Weekly
	Galva	Galva News www.galvanews.com	Paid Weekly
	Geneseo	The Geneseo Republic www.geneseorepublic.com	Paid Weekly
	Newton	Newton Press Mentor www.pressmentor.com	Paid Weekly
	Oquawka	Oquawka Current	Paid Weekly
	Orion	Orion Gazette www.oriongazette.com	Paid Weekly
	Roseville	Roseville Independent www.eaglepublications.com	Paid Weekly
	Teutopolis	Teutopolis Press www.teutopolispress.com	Paid Weekly
	West Frankfort	SI Trader www.sitraders.com	Paid Weekly

State	City	Masthead	Circulation Type
	Chillicothe	Chillicothe Times Bulletin www.chillicothetimesbulletin.com	Free Weekly
	East Peoria	East Peoria Times-Courier www.eastpeoriatimescourier.com	Free Weekly
	Galesburg	Knox County Neighbors www.galesburg.com	Free Weekly
	Metamora	Woodford Times www.woodfordtimes.com	Free Weekly
	Morton	Morton Times News www.mortontimesnews.com	Free Weekly
	Washington	Washington Times Reporter www.washingtontimesreporter.com	Free Weekly
	Aledo	Town Crier Advertiser	Shopper
	Canton	Fulton County Shopper	Shopper
	Flora	CCAP Special	Shopper
	Freeport	The Scene	Shopper
	Geneseo	Henry County Advertizer/Shopper	Shopper
	Lincoln	Logan County Shopper	Shopper
	Macomb	McDonough County Choice	Shopper
	Monmouth	Pennysaver	Shopper
	Olney	Richland County Shopper	Shopper
	Olney	Jasper County News Eagle	Shopper
	Peoria	The Marketplace	Shopper
	Peoria	Pekin Extra	Shopper
	Pontiac	Livingston Shopping News	Shopper
	Rockford	The Weekly	Shopper
	Springfield	Springfield Advertiser	Shopper
	Springfield	Springfield Shopper	Shopper
New York	Canandaigua	Daily Messenger www.mpnnow.com www.mpnnow.com/commercialprinting	Daily
	Corning	The Leader www.the-leader.com	Daily
	Herkimer	Times Telegram www.timestelegram.com	Daily
	Hornell	Evening Tribune www.eveningtribune.com	Daily
	Utica	Utica Observer-Dispatch www.uticaod.com	Daily
	Wellsville	Wellsville Daily Reporter www.wellsvilledaily.com	Daily
	Dansville	Genesee Country Express www.dansvilleonline.com	Paid Weekly
	Hamilton	Mid-York Weekly	Paid Weekly
	Newark/Palmyra	Wayne Post www.waynepost.com	Paid Weekly
	Penn Yan	The Chronicle-Express www.chronicle-express.com	Paid Weekly
	Bath	Steuben Courier-Advocate www.steubencourier.com	Free Weekly

State	City	Masthead	Circulation Type
	Brighton/Pittsford, Fairport/East Rochester and Henrietta	The Post Serving Brighton/Pittsford, Fairport/East Rochester and Henrietta www.monroecopost.com	Free Weekly
	Canandaigua/Victor	Canandaigua Community Post	Free Weekly
	Greece, Gates-Chili	The Post Serving Greece, Gates-Chili www.monroecopost.com	Free Weekly
	Utica	The Pennysaver	Free Weekly
	Victor	Victor Post www.monroecopost.com	Free Weekly
	Webster/Irondequoit and Penfield	The Post Serving Webster/Irondequoit and Penfield www.monroecopost.com	Free Weekly
	Corning	Corning Pennysaver	Shopper
	Herkimer	Your Valley	Shopper
	Hornell	Pennysaver Plus	Shopper
	Horseheads	The Shopper	Shopper
	Lyons	Lyons Shopping Guide	Shopper
	Newark	Newark Pennysaver	Shopper
	Penn Yan	Chronicle Ad-Visor	Shopper
	Sodus	Sodus Pennysaver	Shopper
	Wayne County	Timesaver	Shopper
Michigan	Adrian	The Daily Telegram www.lenconnect.com	Daily
	Cheboygan	Cheboygan Daily Tribune www.cheboygannews.com www.mackinacjournal.com	Daily
	Coldwater	The Daily Reporter www.thedailyreporter.com	Daily
	Hillsdale	Hillsdale Daily News www.hillsdale.net	Daily
	Holland	The Holland Sentinel www.hollandsentinel.com	Daily
	Ionia	Sentinel-Standard www.sentinel-standard.com	Daily
	Monroe	The Monroe News www.monroenews.com www.20creative.com www.savingssensemonroe.com www.monroetalks.com	Daily
	Sault Ste Marie	The Evening News www.sooeveningnews.com	Daily
	Sturgis	Sturgis Journal www.sturgisjournal.com	Daily
	Monroe	Bedford Now www.bedfordnow.com	Free Weekly
	Adrian	Adrian Access Shopper www.accessshoppersguide.com	Shopper
	Allegan	Flashes Shopping Guide (Allegan/Lakeshore) www.flashespublishers.com	Shopper
	Cheboygan	Shopper Fair	Shopper
	Coldwater	The Reporter Extra	Shopper
	Coldwater	Coldwater Shoppers Guide	Shopper

State	City	Masthead	Circulation Type
	Hillsdale	Tip Off Shopping Guide www.tipoffonline.com	Shopper
	Holland	Flashes Shopping Guide (Holland/Zeeland) www.flashespublishers.com	Shopper
	Ionia	Sentinel-Standard TMC	Shopper
	Monroe	Cover Story	Shopper
	Sault Ste Marie	Tri County Buyers Guide	Shopper
	Sturgis	Sturgis Gateway Shopper	Shopper
Pennsylvania	Erie	Erie Times News www.goerie.com www.goerie.com/local/crawford-county	Daily
	Waynesboro	The Record Herald www.therecordherald.com	Daily
	Greencastle	The Echo Pilot www.echo-pilot.com	Paid Weekly
	Erie	Community Voice	Shopper
West Virginia	Keyser	Mineral Daily News Tribune www.newstribune.info	Daily
	Ripley	The Jackson Herald www.jacksonnewspapers.com	Paid Weekly
	Ripley	The Jackson Star News www.jacksonnewspapers.com	Paid Weekly
	Keyser	Today’s Shopper	Shopper

Western US Publishing

State	City	Masthead	Circulation Type
Missouri	Camdenton	Lake Sun Leader www.lakenewsonline.com	Daily
	Chillicothe	Constitution Tribune www.chillicothenews.com	Daily
	Columbia	Columbia Daily Tribune www.columbiatribune.com www.themovecolumbia.com	Daily
	Hannibal	Hannibal Courier Post www.hannibal.net	Daily
	Independence	The Examiner www.examiner.net	Daily
	Kirksville	Kirksville Daily Express & News www.kirksvilledailyexpress.com	Daily
	Mexico	The Mexico Ledger www.mexicoledger.com	Daily
	Moberly	Moberly Monitor Index www.moberlymonitor.com	Daily
	Neosho	Neosho Daily News www.neoshodailynews.com	Daily
	Rolla	Rolla Daily News www.therolladailynews.com	Daily
	Waynesville	The Daily Guide www.waynesvilledailyguide.com	Daily
	Aurora	Aurora Advertiser www.auroraadvertiser.net	Paid Weekly
	Boonville	Boonville Daily News www.boonvilledailynews.com	Paid Weekly
	Brookfield	The Linn County Leader www.linncountyleader.com	Paid Weekly
	Carthage	The Carthage Press www.carthagepress.com	Paid Weekly
	Boonville	Boonslick Shopper	Free Weekly
	Camdenton	West Side Star www.lakenewsonline.com	Free Weekly
	Carthage	The Carthage Press Wednesday TMC	Free Weekly
	Hannibal	Salt River Journal	Free Weekly
	Osage Beach	Lake Area News Focus	Free Weekly
	Osage Beach	Lake of the Ozarks Real Estate	Free Weekly
	Osage Beach	Tube Tab	Free Weekly
	Osage Beach	Vacation News	Free Weekly
	Rolla	Rolla Daily News Extra	Free Weekly
	Aurora	Big AA Shopper	Shopper
	Brookfield	Sho-Me Shopper	Shopper
	Camdenton	Lake Sun Extra	Shopper
	Chillicothe	Chillicothe C-T Shopper	Shopper
	Columbia	Wednesday EXTRA	Shopper
	Columbia	Sunday EXTRA	Shopper
	Joplin	Big Nickel	Shopper
	Kirksville	Nemo Trader	Shopper

State	City	Masthead	Circulation Type
	Kirksville	Kirksville Crier	Shopper
	Mexico	Mexico Extra	Shopper
	Osage Beach	Lake of the Ozarks Boats	Shopper
	Waynesville	Daily Guide Extra	Shopper
Kansas	Dodge City	Dodge City Daily Globe www.dodgeglobe.com	Daily
	Garden City	Garden City Telegram www.gctelegram.com	Daily
	Hays	The Hays Daily News www.hdnews.net	Daily
	Hutchison	The Hutchison News www.hutchnews.com	Daily
	Leavenworth	The Leavenworth Times www.leavenworthtimes.com	Daily
	McPherson	McPherson Sentinel www.mcphersonsentinel.com	Daily
	Newton	The Newton Kansan www.thekansan.com	Daily
	Pittsburg	The Morning Sun www.morningsun.net	Daily
	Salina	Salina Journal www.salina.com	Daily
	Topeka	The Topeka Capital-Journal www.cjonline.com www.neksweddings.com www.tornado-cjonline.com	Daily
	Baxter Springs	Cherokee County News-Advocate www.sekvoice.com	Paid Weekly
	El Dorado	The Butler County Times-Gazette www.butlercountytimesgazette.com	Paid Weekly
	Greensburg	Kiowa County Signal www.kiowacountysignal.com	Paid Weekly
	Ottawa	Ottawa Herald	Paid Weekly
	Pratt	The Pratt Tribune www.pratttribune.com	Paid Weekly
	St John	St John News www.sjnewsonline.com	Paid Weekly
	Wellington	Wellington Daily News www.wellingtondailynews.com	Paid Weekly
	Dodge City	La Estrella	Free Weekly
	Garden City	La Semana	Free Weekly
	Leavenworth	The Fort Leavenworth Lamp www.ftleavenworthlamp.com	Free Weekly
	Dodge City	Shoppers Weekly	Shopper
	El Dorado	Shoppers Guide	Shopper
	Garden City	Bargain Plus	Shopper
	Hiawatha	Penny Press 4	Shopper
	Huthchison	The Bee	Shopper
	Leavenworth	Chronicle Shopper	Shopper
	McPherson/Newton	South Central Kansas Shoppers Guide	Shopper
	Ottawa	Ottawa Times-Shopper	Shopper
	Pittsburg	The Sunland Shopper	Shopper

State	City	Masthead	Circulation Type
	Pratt	Sunflower Shopper	Shopper
	Salina	Buyers Guide	Shopper
	Topeka	CJ Extra TMC	Shopper
Arkansas	Conway	Log Cabin Democrat www.thecabin.net www.womensinc.net	Daily
	Fort Smith	Ft. Smith Southwest Times Record www.swtimes.com	Daily
	Pine Bluff	Pine Bluff Commercial www.pbcommercial.com	Daily
	Stuttgart	Stuttgart Daily Leader www.stuttgartdailyleader.com	Daily
	Arkadelphia	Daily Siftings Herald www.siftingsherald.com	Paid Weekly
	Booneville	Booneville Democrat www.boonevilledemocrat.com	Paid Weekly
	Charleston	Charleston Express www.charlestonexpress.com	Paid Weekly
	Clinton	Van Buren County Democrat www.vanburencountydem.com	Paid Weekly
	Greenwood	Greenwood Democrat www.greenwooddemocrat.com	Paid Weekly
	Gurdon	Gurdon Times www.thegurdontimes.com	Paid Weekly
	Heber Springs	The Sun Times www.thesuntimes.com	Paid Weekly
	Helena	The Daily World www.helena-arkansas.com	Paid Weekly
	Hope	Hope Star www.hopestar.com	Paid Weekly
	Hope	Nevada County Picayune www.picayune-times.com	Paid Weekly
	Hot Springs	Hot Springs Village Voice www.hsvoice.com	Paid Weekly
	Lonoke	Lonoke Democrat www.lonokenews.net/lonoke-democrat	Paid Weekly
	Newport	Newport Independent www.newportindependent.com	Paid Weekly
	North Little Rock	North Little Rock Times www.pulaskinews.net/north-little-rock-times	Paid Weekly
	Paris	Paris Express www.paris-express.com	Paid Weekly
	Van Buren	Press Argus Courier www.pressargus.com	Paid Weekly
	Van Buren	Alma Journal	Paid Weekly
	White Hall	The White Hall Journal www.whitehalljournal.com	Paid Weekly
	Arkadelphia	Arkadelphia Extra www.siftingsherald.com	Free Weekly
	Helena	Daily World TMC www.helena-arkansas.com	Free Weekly
	Hope	Star Extra www.hopestar.com	Free Weekly

State	City	Masthead	Circulation Type
	Stuttgart	The Xtra www.stuttgartdailyleader.com	Free Weekly
	White Hall	The Arsenel Sentinel	Free Weekly
	Conway	More!	Shopper
	Fort Smith	River Valley Advertiser	Shopper
Texas	Amarillo	Amarillo Globe-News www.amarillo.com	Daily
	Lubbock	Lubbock Avalanche-Journal www.lubbockonline.com	Daily
	Sherman	Herald Democrat www.heralddemocrat.com	Daily
	Waxahachie	Waxahachie Daily Light www.waxahachietx.com	Daily
	Alice	Alice Echo-News Journal www.alicetx.com	Paid Weekly
	Ballinger	Ballinger Ledger	Paid Weekly
	Brownwood	Brownwood Bulletin www.brownwoodtx.com	Paid Weekly
	Glen Rose	Glen Rose Reporter www.yourglenrosetx.com	Paid Weekly
	Midlothian	Midlothian Mirror www.midlothianmirror.com	Paid Weekly
	Robstown	Neuces County Record Star www.recordstar.com	Paid Weekly
	Stephenville	Stephenville Empire-Tribune www.stephenvilletx.com	Paid Weekly
	Van Alstyne	Van Alstyne Leader www.vanalsyneleader.com	Paid Weekly
	Anna	Anna-Melissa Tribune www.amtrib.com	Free Weekly
	Prosper	Prosper Press www.prosperpressnews.com	Free Weekly
	Amarillo	West Texas Life	Shopper
	Brownsville	Valley Bargain Book-South www.valleybargainbook.com	Shopper
	Brownwood	Heartland Trading Post	Shopper
	Bryan	Bryan County Shopper	Shopper
	Corpus Christi	Ad Sack www.adsack.com	Shopper
	Harlingen	Valley Bargain Book-North www.valleybargainbook.com	Shopper
	Laredo	Laredo Bargain Book	Shopper
	Lubbock	West Texas Life	Shopper
	McAllen	Valley Town Crier www.yourvalleyvoice.com	Shopper
	McAllen	Edinburg Review	Shopper
	Sherman	Grayson County Shopper www.heralddemocrat.com/shopper	Shopper
	Stephenville	Cross Timbers Trading Post	Shopper
	Waxahachie	Ellis County Trading Post	Shopper
California	Ridgecrest	The Daily Independent www.ridgecrestca.com	Daily

State	City	Masthead	Circulation Type
	Stockton	The Stockton Record www.recordnet.com	Daily
	Victorville	Victorville Daily Press www.vvdailypress.com	Daily
	Yreka	Siskiyou Daily News www.siskiyoudaily.com	Daily
	Barstow	Desert Dispatch www.vvdailypress.com/desertdispatch	Paid Weekly
	Gridley	Gridley Herald www.gridleyherald.com	Paid Weekly
	Lucerne Valley	Lucerne Valley Leader www.vvdailypress.com/lucerne-valley-leader	Paid Weekly
	Mt Shasta	Weed Press www.mtshastanews.com	Paid Weekly
	Mt Shasta	Dunsmuir News www.mtshastanews.com	Paid Weekly
	Mt Shasta	Mt Shasta Herald www.mtshastanews.com	Paid Weekly
	Taft	Midway Driller www.taftmidwaydriller.com	Paid Weekly
	Hesperia	Hesperia Star www.hesperiastar.com	Free Weekly
	Stockton	VIDA	Free Weekly
	Gridley	Gidley Shopping News www.gridleyherald.com	Shopper
	Mt Shasta	Super Saver Advertiser	Shopper
	Ridgecrest	Super Tuesday	Shopper
	Stockton	Sunday Select	Shopper
	Stockton	The Valley Marketplace/TMC www.esanjoaquin.com	Shopper
	Victorville	Review www.vvdailypress.com/apple-valley-review	Shopper
Iowa	Ames	Ames Tribune www.amestrib.com	Daily
	Boone	Boone News Republican www.newsrepublican.com	Daily
	Burlington	The Hawk Eye www.thehawkeye.com	Daily
	Adel	Dallas County News www.adelnews.com	Paid Weekly
	Hamburg	Hamburg Reporter www.hamburgreporter.com	Paid Weekly
	Nevada	Nevada Journal	Paid Weekly
	Nevada	Tri-County Times www.tricountytimes.com	Paid Weekly
	Perry	The Perry Chief www.theperrychief.com	Paid Weekly
	Story City	Story City Herald www.storycityherald.com	Paid Weekly
	Adel	Dallas County Today	Shopper
	Ames	Ames Sun/Story County Advertiser	Shopper
	Boone	Boone Shopping News	Shopper
	Burlington	Live Local	Shopper

State	City	Masthead	Circulation Type
	Perry	Chiefland Shopper	Shopper
Louisiana	Bastrop	The Bastrop Daily Enterprise www.bastropenterprise.com	Daily
	Houma	The Courier www.houmatoday.com	Daily
	Thibodaux	Daily Comet www.dailycomet.com	Daily
	DeRidder	Beauregard Daily News www.beauregarddailynews.net	Paid Weekly
	Donaldsonville	The Donaldsonville Chief www.donaldsonvillechief.com	Paid Weekly
	Gonzales	Gonzales Weekly Citizen www.weeklycitizen.com	Paid Weekly
	Leesville	Leesville Daily Leader www.leesvilledailyleader.com	Paid Weekly
	Plaquemine	Post South www.postsouth.com	Paid Weekly
	Sterlington	North Quachita Weekly	Free Weekly
	DeRidder	The Weekly Post	Shopper
	Gonzales	The Marketeer www.weeklycitizen.com	Shopper
	Houma	Tradin' Cajun	Shopper
	Plaquemine	West Bank Shopper www.postsouth.com	Shopper
Minnesota	Crookston	Crookston Daily Times www.crookstontimes.com	Daily
	Cottonwood	Tri-County News	Paid Weekly
	Granite Falls	Granite Falls Advocate-Tribune www.granitefallsnews.com	Paid Weekly
	Montevideo	Montevideo American News www.montenews.com	Paid Weekly
	Redwood Falls	Redwood Gazette www.redwoodfallsgazette.com	Paid Weekly
	Sleepy Eye	Sleepy Eye Herald Dispatch www.sleepyeyenews.com	Paid Weekly
	St James	St James Plaindealer www.stjamesnews.com	Paid Weekly
	Wabasso	The Wabasso Standard	Paid Weekly
	Crookston	Crookston Valley Shopper	Shopper
	Montevideo	The Star Advisor www.montenews.com	Shopper
	Sleepy Eye	Brown County Reminder	Shopper
	St James	Town and Country Shopper	Shopper
Oklahoma	Ardmore	The Daily Ardmoreite www.ardmoreite.com	Daily
	Bartlesville	Examiner Enterprise www.examiner-enterprise.com	Daily
	Miami	Miami News-Record www.miamiok.com	Daily
	Shawnee	The Shawnee News-Star www.news-star.com	Daily
	Grove	Grove Sun www.grandlakenews.com	Paid Weekly

State	City	Masthead	Circulation Type
	Jay	Delaware County Journal www.grandlakenews.com	Paid Weekly
	Pawhuska	Pawhuska Journal-Capital www.pawhuskajournalcapital.com	Paid Weekly
	Ardmore	Entertainment Spotlight	Shopper
	Bartlesville	Hometown Shopper	Shopper
	Miami	Northeast Oklahoma Trading Post	Shopper
Alaska	Juneau	Juneau Empire www.juneauempire.com	Daily
	Kenai	The Peninsula Clarion www.peninsulaclarion.com	Daily
	Homer	Homer News www.homwenews.com	Paid Weekly
	Juneau	Capital City Weekly www.capitalcityweekly.com	Free Weekly
	Kenai	The Dispatch	Shopper
Colorado	LaJunta	LaJunta Tribune Democrat www.lajuntatribunedemocrat.com	Daily
	LaJunta	Ag Journal www.agjournalonline.com	Paid Weekly
	LaJunta	Fowler Tribune www.fowlertribune.com	Paid Weekly
	Las Animas	Bent County Democrat www.bcdemocratonline.com	Paid Weekly
Nebraska	Nebraska City	Nebraska City News Press www.ncnewspress.com	Paid Weekly
	Syracuse	Syracuse Journal Democrat www.journaldemocrat.com	Paid Weekly
	Nebraska City	Penny Press 1	Shopper
North Dakota	Devils Lake	Devils Lake Daily Journal www.devilslakejournal.com	Daily
	Devils Lake	The Country Peddler	Shopper

BridgeTower

State	City	Masthead	Frequency
Massachusetts	Boston	Massachusetts Lawyers Weekly	Paid Weekly
	Boston	New England In House	Free Quarterly
	Boston	MA Advance Sheets	Paid Monthly
	Boston	MA Rules Service	Paid Weekly
	Boston	Real Estate Bar Association News	Insert Five times per year
	Boston	Massachusetts Association of Trial Attorneys	Insert Three times per year
	Boston	Client Newsletters	Quarterly
	Boston	Rhode Island Lawyers Weekly	Paid Weekly
Missouri	St. Louis	St. Louis Daily Record	Daily
	St. Louis	The St. Louis Countian	Daily
	St. Louis	The Jefferson Countian	Paid Weekly
	St. Louis	The Daily Record Kansas City	Daily
	St. Louis	St. Charles County Business Record	Daily
	St. Louis	Missouri Lawyers Weekly	Paid Weekly
	St. Louis	Missouri Medical Law Report	Free Quarterly
New York	Rochester	The Daily Record	Daily
	Rochester	Foreclosures at a Glance	Paid Weekly
	Rochester	Rochester Business Journal	Paid Weekly
	Ronkonkoma	Long Island Business News	Paid Weekly
	Ronkonkoma	Who’s Who	Seven times per year
	Ronkonkoma	Nassau Bar	Monthly
Oklahoma	Oklahoma City	The Journal Record	Daily
	Oklahoma City	Journal Record Legislative Report	Paid Online
	Oklahoma City	Alert Paging Service	Paid Online
	Oklahoma City	Tinker Take Off	Free Weekly
	Oklahoma City	Tinker Living	Free Monthly Insert
	Oklahoma City	Square Feet	Quarterly Insert
	Oklahoma City	Briefcase	Monthly
North Carolina	Charlotte	The Mecklenburg Times	Paid Weekly
	Charlotte	North Carolina Lawyers Weekly	Paid Weekly
	Charlotte	Liberty Mutual Insert	Insert Two times per year
	Charlotte	South Carolina Lawyers Weekly	Paid Weekly
	Charlotte	Carolina Paralegal News	Bi-Monthly
	Charlotte	E-Advantage Foreclosure Database	Daily Database
Arizona	Phoenix	Arizona Capitol Times	Paid Weekly
	Phoenix	Yellow Sheet Report	Daily
	Phoenix	Legislation On Line Arizona	Paid Online
	Phoenix	Legislative Report	Daily
	Phoenix	Green Book	Paid Annual

State	City	Masthead	Frequency
	Phoenix	AZ Edge	Free Five times per year
Minnesota	Minneapolis	Finance & Commerce	Daily
	Minneapolis	Minnesota Lawyer	Paid Weekly
	Minneapolis	Twin City Tenant	Semi-Annual
Wisconsin	Milwaukee	Daily Reporter	Daily
	Milwaukee	Job Trac	Paid Database
	Milwaukee	Sheriff Sales	Paid Weekly
	Milwaukee	Wisconsin Law Journal	Paid Weekly
South Carolina	Charleston	Charleston Regional Business Journal	Paid Weekly
	Columbia	Columbia Regional Business Report	Bi-Monthly
	Greenville	GSA Business Report	Paid Bi-Monthly
	South Carolina	SCBIZ Magazine	Paid Quarterly
Louisiana	Metairie	Daily Journal of Commerce	Paid Weekly/Project
	Metairie	New Orleans City Business	Paid Weekly
	Metairie	Path to Excellence	Free Quarterly Insert
Maryland	Baltimore	The Daily Record	Daily
	Baltimore	Path to Excellence	Eight times per year
	Baltimore	MD Family Law	Paid Monthly
Oregon	Portland	Daily Journal of Commerce	Paid Weekly
	Portland	Project Center	Paid Database
	Portland	NAMC	Quarterly
Pennsylvania	Lehigh Valley	Lehigh Valley Business	Paid Weekly
	South Central PA	Central Penn Business Journal	Paid Weekly
	South Central PA	Central Penn Parent	Monthly
Idaho	Boise	Idaho Business News	Paid Weekly
	Boise	Square Feet	Quarterly
Virginia	Richmond	Virginia Lawyers Weekly	Paid Weekly
	Richmond	Virginia Med Law Report	Free Bi-Monthly
Michigan	Detroit	Michigan Lawyers Weekly	Paid Weekly
New Jersey	New Jersey	NJBIZ	Paid Weekly
USA	National	Pet Age	Free Monthly

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
Our Company primarily generates revenue in three geographic regions: the Northeast, the Midwest, and the Southeast. During the year ended December 31, 2017, approximately 34% of our total revenues were generated in four states in the Northeast: Massachusetts, New York, Pennsylvania, and Rhode Island. During the same period, approximately 21% of our total revenues were generated in two states in the Southeast: Florida and North Carolina. Also during the same period, approximately 20% of our total revenues were generated in two states in the Midwest: Ohio and Illinois. As a result of this geographic concentration, our financial results, including advertising and circulation revenue, depend largely upon economic conditions in these principal market areas. Accordingly, adverse economic developments within these three regions in particular could significantly affect our consolidated operations and financial results.
Our indebtedness and any future indebtedness may limit our financial and operating activities and our ability to incur additional debt to fund future needs or dividends.
As of December 31, 2017, New Media’s outstanding indebtedness consists primarily of the New Media Credit Agreement. The New Media Credit Agreement provided for (i) a $200 million senior secured term facility, (ii) a $25 million senior secured revolving credit facility, with a $5 million sub-facility for letters of credit and a $5 million sub-facility for swing loans, and (iii) the ability for us to request one or more new commitments for term loans or revolving loans from time to time up to an aggregate total of $75 million (the "Incremental Facility"), subject to certain conditions. On September 3, 2014, the New Media Credit Agreement was amended to provide for additional term loans under the Incremental Facility in an aggregate principal amount of $25 million. On November 20, 2014, the New Media Credit Agreement was further amended to increase the amount available thereunder for incremental term loans from $75 million to $225 million in order to facilitate the financing of the acquisition of substantially all of the assets from Halifax Media Group LLC. On January 9, 2015, the New Media Credit Agreement was amended to provide for additional term loans and revolving commitments under the Incremental Facility in a combined aggregate principal amount of $152 million and to make certain amendments to the Revolving Credit Facility. On February 13, 2015, the New Media Credit Agreement was amended to, amongst other things, replace the existing term loans with a new class of replacement term loans with extended call protection. On March 6, 2015, the New Media Credit Agreement was amended to provide for $15 million in additional revolving commitments under the Incremental Facility. On May 29, 2015, the New Media Credit Agreement was amended to provide for $25 million in additional term loans under the Incremental Facility. On July 14, 2017, the New Media Credit Agreement was amended to, among other things, (i) extend the maturity date of the outstanding term loans to July 14, 2022 (the “Extended Term Loans”), (ii) provide for a 1.00% prepayment premium for any prepayments of the Extended Term Loans made in connection with certain repricing transactions effected within six months of the date of the amendment, (iii) extend the maturity date of the revolving credit facility to July 14, 2021, (iv) provide for additional dollar-denominated term loans in an aggregate principal amount of $20 million (the “2017 Incremental Term Loans”) on the same terms as the Extended Term Loans and (v) increase the amount of the incremental facility that may be requested on or after the date of the amendment (inclusive of the 2017 Incremental Term Loans) to $100 million.
On February 16, 2018, we closed on an additional dollar-denominated term loan in an aggregate principal amount of $50 million under the Incremental Facility of the New Media Credit Agreement.
The Halifax Alabama Credit Agreement, which arose from debt obligations assumed by us in connection with our acquisition of substantially all of the assets from Halifax Media Group LLC on January 9, 2015, is comprised of debt in the principal amount of $8 million that bears interest at the rate of LIBOR plus 6.25% per annum (with a minimum of 1% LIBOR) payable quarterly in arrears, maturing on March 31, 2019. As of December 31, 2017, $8 million was outstanding under the Halifax Alabama Credit Agreement. On December 30, 2016, $10 million was repaid with cash on hand.
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
The restrictions described above may interfere with our ability to obtain new or additional financing or may affect the manner in which we structure such new or additional financing or engage in other business activities, which may significantly limit or harm our results of operations, financial condition and liquidity. A default and any resulting acceleration of obligations under either the New Media Credit Agreement or Halifax Alabama Credit Agreement could also result in an event of default and declaration of acceleration under our other existing debt agreements. Such an acceleration of our debt would have a material adverse effect on our liquidity and our ability to continue as a going concern. A default under either the New Media Credit Agreement or Halifax Alabama Credit Agreement could also significantly limit our alternatives to refinance both the debt under which the default occurred and other indebtedness. This limitation may significantly restrict our financing options during times of either market distress or our financial distress, which are precisely the times when having financing options is most important.
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
We have announced our intent to distribute a portion of our free cash flow generated from operations or other sources as a dividend to our stockholders, through a quarterly dividend, subject to satisfactory financial performance, approval by our Board of Directors and dividend restrictions in the New Media Credit Agreement. The Board of Directors’ determinations regarding dividends will depend on a variety of factors, including the Company’s GAAP net income, free cash flow generated from operations or other sources, liquidity position and potential alternative uses of cash, such as acquisitions, as well as economic conditions and expected future financial results. Although we recently paid a third quarter 2017 cash dividend of $0.37 per share of Common Stock and have paid regularly quarterly dividends since the third quarter of 2014, there can be no guarantee that we will continue to pay dividends in the future or that this recent dividend is representative of the amount of any future dividends. Our ability to declare future dividends will depend on our future financial performance, which in turn depends on the successful implementation of our strategy and on financial, competitive, regulatory, technical and other factors, general economic conditions, demand and selling prices for our products and other factors specific to our industry or specific projects, many of which are beyond our control. Therefore, our ability to generate free cash flow depends on the performance of our operations and could be limited by decreases in our profitability or increases in costs, capital expenditures or debt servicing requirements.
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
We continue to evaluate our business and how we intend to grow our digital business. Internal resources and effort are put towards this business and acquisitions are sought to expand this business. In addition, key partnerships have been entered into to assist with our digital business, including UpCurve. We continue to believe that our digital businesses, including UpCurve, offer opportunities for revenue growth to support and, in some cases, offset the revenue trends we have seen in our print business. There can be no assurances that the partnerships we have entered into, the acquisitions we have completed or the internal strategy being employed will result in generating or increasing digital revenues in amounts necessary to stabilize or offset trends in print revenues. In addition, we have a limited history of operations in this area and there can be no assurances that past performance will be indicative of future performance or future trends or that the demand trends for online advertising and services experienced in recent periods will continue. If our digital strategy, including with regard to UpCurve, is not as successful as we anticipate, our financial condition, results of operations and ability to pay dividends could be adversely affected.

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
We have experienced declines in advertising revenue due in part to advertisers’ shift from print to digital media, and we may not be able to create sufficient advertiser interest in our digital businesses to maintain or increase the advertising rates of the inventory on our websites. There can be no assurances that past performance will be indicative of future performance or future trends or that the demand trends for digital advertising and services experienced in recent periods will continue.
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
The basic raw material for our publications is newsprint. We generally maintain only a 45 to 55-day inventory of newsprint, although our participation in a newsprint-buying consortium has helped ensure adequate supply. An inability to obtain an adequate supply of newsprint at a favorable price or at all in the future could have a material adverse effect on our ability to produce our publications. Historically, the price of newsprint has been volatile, reaching a high of approximately $823 per metric ton in 2008 and experiencing a low of almost $410 per metric ton in 2002. The average price of newsprint during 2017 was approximately $635 per metric ton. Recent and future consolidation of major newsprint suppliers may adversely affect price competition among suppliers. Significant increases in newsprint costs for properties and periods not covered by our newsprint vendor agreement could have a material adverse effect on our financial condition and results of operations.
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
Overall daily newspaper circulation, including national and urban newspapers, has declined in recent years. For the year ended December 31, 2017, our circulation revenue increased by $52.8 million, or 12.5%, as compared to the year ended December 25, 2016, of which $49.4 million relates to acquisitions. There can be no assurance that our circulation revenue will not decline again in the future. We have been able to maintain annual circulation revenue from existing operations in recent years through, among other things, increases in per copy prices. However, there can be no assurance that we will be able to continue to increase prices to offset any declines in circulation. Further declines in circulation could impair our ability to maintain or increase our advertising prices, cause purchasers of advertising in our publications to reduce or discontinue those purchases and discourage potential new advertising customers, all of which could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay dividends.
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
At December 31, 2017 the carrying value of our goodwill is $236.6 million, mastheads is $102.8 million, and amortizable intangible assets is $300.7 million. The indefinite-lived assets are subject to annual impairment testing and more frequent testing upon the occurrence of certain events or significant changes in our circumstances that indicate all or a portion of their carrying values may no longer be recoverable, in which case a non-cash charge to earnings may be necessary in the relevant period. We may subsequently experience market pressures which could cause future cash flows to decline below our current expectations, or volatile equity markets could negatively impact market factors used in the impairment analysis, including earnings multiples, discount rates, and long-term growth rates. Any future evaluations requiring an asset impairment charge for goodwill or other intangible assets would adversely affect future reported results of operations and shareholders’ equity.
As a result of the annual impairment assessment, as of June 25, 2017, we recorded a goodwill impairment in two of our reporting units, Central US Publishing and Western US Publishing ("West"), for a total of $25.6 million. Additionally, the estimated fair value exceeded carrying value for mastheads except in the West reporting unit, which recognized an impairment charge of $1.8 million.
During the fourth quarter of 2015, we reorganized our management structure to align with the geography of the market served.  As a result, an impairment analysis was performed.  The analysis of masthead values suggested impairment, and a charge of $4.8 million was recorded in December 2015.
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
Our pension and postretirement plans were underfunded by $25.6 million at December 31, 2017. Our pension plans invest in a variety of equity and debt securities. Future volatility and disruption in the stock markets could cause declines in the asset values of our pension plans. In addition, a decrease in the discount rate used to determine minimum funding requirements could result in increased future contributions. If either occurs, we may need to make additional pension contributions above what is currently estimated, which could reduce the cash available for our businesses.
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
As of December 31, 2017, we employed 10,516 employees, of whom 1,194 (or approximately 11%) were represented by 37 unions. 85% of the unionized employees are in four states: Ohio, Rhode Island, Massachusetts and Illinois and represent 30%, 24%, 16% and 15% of all our union employees, respectively. Most of our unionized employees work under collective bargaining agreements that expire in 2018.
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
In 2017, we generated approximately 6.4% of our revenue from printing third-party publications, and our relationships with these third parties are generally pursuant to short-term contracts. As a result, if the macroeconomic and industry trends described herein such as the sensitivity to perceived economic weakness of discretionary spending available to advertisers and subscribers, circulation declines, shifts in consumer habits and the increasing popularity of digital media affect those third parties, we may lose, in whole or in part, a substantial source of revenue.
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
On December 27, 2017, SoftBank announced that it completed the SoftBank Merger. In connection with the SoftBank Merger, Fortress will operate within SoftBank as an independent business headquartered in New York. While Fortress’s senior investment professionals are expected to remain in place, including those individuals who perform services for us, there can be no assurance that the SoftBank Merger will not have an impact on us or our relationship with the Manager.
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
It would be difficult and costly for us to terminate our Management Agreement with our Manager. After its initial three-year term, the Management Agreement is automatically renewed for one-year terms unless (i) a majority consisting of at least two-thirds of our independent directors, or a simple majority of the holders of outstanding shares of our common stock, reasonably agree that there has been unsatisfactory performance by our Manager that is materially detrimental to us or (ii) a simple majority of our independent directors agree that the management fee payable to our Manager is unfair, subject to our Manager’s right to prevent such a termination by agreeing to continue to provide the services under the Management Agreement at a fee that our independent directors have determined to be fair. If we elect not to renew the Management Agreement, our Manager will be provided not less than 60 days’ prior written notice. In the event we terminate the Management Agreement, our Manager will be paid a termination fee equal to the amount of the management fee earned by the Manager during the 12-month period immediately preceding such termination. In addition, following any termination of the Management Agreement, our Manager may require us to purchase its right to receive incentive compensation at a price determined as if our assets were sold for their then current fair market value or otherwise we may continue to pay the incentive compensation to our Manager. These provisions may increase the effective cost to us of terminating the Management Agreement, thereby adversely affecting our ability to terminate our Manager without cause.
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
Furthermore, the percentage ownership in New Media may be diluted in the future because of additional equity awards that we expect will be granted to our Manager pursuant to our Management Agreement. Upon the successful completion of an offering of shares of our Common Stock or any shares of preferred stock, we shall pay and issue to our Manager options to purchase our Common Stock equal to 10% of the number of shares sold in the offering, with an exercise price equal to the offering price per share paid by the public or other ultimate purchaser in the offering. On February 3, 2014, the Board of Directors adopted the New Media Investment Group Inc. Nonqualified Stock Option and Incentive Award Plan (the "Incentive Plan"), which provides for the grant of equity and equity-based awards, including restricted stock, stock options, stock appreciation rights, performance awards, tandem awards and other equity-based and non-equity based awards, in each case to our Manager, to the directors, officers, employees, service providers, consultants and advisors of our Manager who perform services for us, and to our directors, officers, employees, service providers, consultants and advisors. Any future grant would cause further dilution. We initially reserved 15 million shares of our Common Stock for issuance under the Incentive Plan; on the first day of each fiscal year beginning during the ten-year term of the Incentive Plan in and after calendar year 2015, that number will be increased by a number of shares of our Common Stock equal to 10% of the number of shares of our Common Stock newly issued by us during the immediately preceding fiscal year (and, in the case of fiscal year 2014, after the effective date of the Incentive Plan). In January 2018 and 2017, the number of shares reserved for issuance under the Incentive Plan was increased by 20,276 and 107,023, respectively, representing 10% of the shares of Common Stock newly issued in fiscal year 2017 and 2016, respectively.
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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
We own and operate 54 print facilities across the United States. Our print facilities range in size from approximately 6,000 to 401,000 square feet (combined printing and office space). Our executive offices are located in Pittsford, New York, where we lease approximately 25,870 square feet under a lease terminating in October 2022.
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

	HIGH	LOW
Fiscal Year Ending December 31, 2017:
First Quarter	$16.34	$14.10
Second Quarter	$14.74	$11.87
Third Quarter	$14.36	$12.74
Fourth Quarter	$17.62	$14.22
Fiscal Year Ending December 25, 2016:
First Quarter	$16.16	$14.25
Second Quarter	$18.10	$14.43
Third Quarter	$19.88	$15.16
Fourth Quarter	$17.19	$13.95
From the most recent available Company information, on February 23, 2018 there were approximately 50 holders of record.
Dividends
New Media currently intends to distribute a portion of free cash flow generated from operations and other sources as a dividend to stockholders, through a quarterly dividend, subject to satisfactory financial performance, Board approval and dividend restrictions in the New Media Credit Agreement. The Board of Directors’ determinations regarding dividends will depend on a variety of factors, including the Company’s U.S. generally accepted accounting principles ("GAAP") net income, free cash flow generated from operations or other sources, liquidity position and potential alternative uses of cash, such as acquisitions, as well as economic conditions and expected future financial results.
During the year ended December 27, 2015, the Company paid dividends of $1.29 per share of New Media Common Stock.
During the year ended December 25, 2016, the Company paid dividends of $1.34 per share of New Media Common Stock.
During the year ended December 31, 2017, the Company paid dividends of $1.42 per share of New Media Common Stock.
On February 28, 2018, the Company announced a fourth quarter 2017 cash dividend of $0.37 per share of New Media Common Stock. The dividend will be paid on March 22, 2018, to shareholders of record as of the close of business on March 14, 2018.
Issuer Purchases of Equity Securities
The following information describes the Company's stock repurchases during the fourth quarter of the year ended December 31, 2017.

Period	Total Number of Shares Purchased		Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Approximate Number of Shares that May Yet Be Purchased Under the Plan or Programs
September 25, 2017 through October 29, 2017	510	(1)	$15.43	—	5,823,215
October 30, 2017 through November 26, 2017	—		$—	—	5,823,215
November 27, 2017 through December 31, 2017	—		$—	—	5,823,215
Total	510			—	5,823,215
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

Item 6. Selected Financial Data
The following table presents our selected historical financial data as of and for each of the years in the five year period ended December 31, 2017. The information in this table should be read in conjunction with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business” and our historical consolidated financial statements and the related notes thereto included elsewhere in this report. The selected consolidated statements of operations and comprehensive income (loss) data and other data for the ten months ended November 6, 2013 have been derived from the audited consolidated financial statements of our Predecessor that are not included in this report.

	Successor Company					Predecessor Company
	Year Ended December 31, 2017 (2)	Year Ended December 25, 2016	Year Ended December 27, 2015	Year Ended December 28, 2014	Two Months Ended December 29, 2013	Ten Months Ended November 6, 2013
(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Advertising	$683,990	$684,900	$696,696	$385,399	$63,340	$265,078
Circulation	474,324	421,497	378,263	195,661	29,525	118,810
Commercial printing and other	183,690	148,959	120,856	71,263	10,366	29,402
Total revenues	1,342,004	1,255,356	1,195,815	652,323	103,231	413,290
Operating costs and expenses:
Operating costs	742,822	699,312	656,555	368,420	56,614	232,066
Selling, general and administrative	448,331	414,983	406,282	211,829	28,749	136,832
Depreciation and amortization	74,394	67,774	67,752	41,450	6,588	33,409
Integration and reorganization costs	8,903	8,352	8,052	2,796	1,758	1,577
Impairment of long-lived assets	7,142	—	—	—	—	91,599
Goodwill and mastheads impairment	27,448	—	4,800	—	—	—
(Gain) loss on sale or disposal of assets	(1,649)	3,564	(51,051)	1,472	27	1,163
Operating income (loss)	34,613	61,371	103,425	26,356	9,495	(83,356)
Interest expense, amortization of deferred financing costs, loss on early extinguishment of debt, loss on derivative instruments, reorganization items, net, and other	35,047	32,049	32,407	26,848	1,798	(871,399)
(Loss) income from continuing operations before income taxes	(434)	29,322	71,018	(492)	7,697	788,043
Income tax expense (benefit)	481	(2,319)	3,404	2,713	491	(197)
(Loss) income from continuing operations	(915)	31,641	67,614	(3,205)	7,206	788,240
Loss from discontinued operations, net of income taxes	—	—	—	—	—	(1,034)
Net (loss) income	(915)	31,641	67,614	(3,205)	7,206	787,206
Net loss attributable to noncontrolling interest	—	—	—	—	—	208
Net (loss) income attributable to New Media	$(915)	$31,641	$67,614	$(3,205)	$7,206	$787,414

	Successor Company					Predecessor Company
	Year Ended December 31, 2017 (2)	Year Ended December 25, 2016	Year Ended December 27, 2015	Year Ended December 28, 2014	Two Months Ended December 29, 2013	Ten Months Ended November 6, 2013
(in thousands, except per share data)
Basic net (loss) income from continuing operations attributable to New Media per share	$(0.02)	$0.70	$1.54	$(0.10)	$0.24	$13.58
Diluted (loss) income from continuing operations attributable to New Media per share	$(0.02)	$0.70	$1.53	$(0.10)	$0.24	$13.58
Basic net (loss) income attributable to New Media common stockholders per share	$(0.02)	$0.70	$1.54	$(0.10)	$0.24	$13.56
Diluted net (loss) income attributable to New Media common stockholders per share	$(0.02)	$0.70	$1.53	$(0.10)	$0.24	$13.56
Dividends declared per share	$1.42	$1.34	$1.29	$0.54	$—	$—
Other Data:
Adjusted EBITDA (1)	$143,793	$126,731	$175,627	$67,741	$16,096	$988,265
Cash interest paid	$33,626	$26,908	$21,726	$15,181	$925	$43,606

(1)
We define Adjusted EBITDA as net income (loss) from continuing operations before income tax expense (benefit), interest/financing expense, depreciation and amortization and non-cash impairments. Adjusted EBITDA is not a measurement of financial performance under GAAP and should not be considered in isolation or as an alternative to income from operations, net income (loss), cash flow from continuing operating activities or any other measure of performance or liquidity derived in accordance with GAAP. We believe this non-GAAP measure, as we have defined it, is helpful in evaluating performance and identifying trends in our day-to-day performance because the items excluded have little or no significance on our day-to-day operations. This measure provides an assessment of controllable expenses that afford management the ability to make decisions which are expected to facilitate meeting current financial goals as well as achieve optimal financial performance.

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

(2)	The year ended December 31, 2017 includes a 53rd week of operations.

The table below shows the reconciliation of (loss) income from continuing operations to Adjusted EBITDA for the periods presented:

	Successor Company										Predecessor Company
	Year Ended December 31, 2017 (3)		Year Ended December 25, 2016		Year Ended December 27, 2015		Year Ended December 28, 2014		Two Months Ended December 29, 2013		Ten Months Ended November 6, 2013
(in thousands)
(Loss) income from continuing operations	$(915)		$31,641		$67,614		$(3,205)		$7,206		$788,240
Income tax expense (benefit)	481		(2,319)		3,404		2,713		491		(197)
Loss on derivative instruments (1)	—		—		—		51		—		14
Loss on early extinguishment of debt (2)	4,767		—		—		9,047		—		—
Interest expense	30,476		29,635		32,057		17,685		1,811		75,200
Impairment of long-lived assets	7,142		—		—		—		—		91,599
Depreciation and amortization	74,394		67,774		67,752		41,450		6,588		33,409
Goodwill and mastheads impairment	27,448		—		4,800		—		—		—
Adjusted EBITDA from continuing operations	$143,793	(a)	$126,731	(b)	$175,627	(c)	$67,741	(d)	$16,096	(e)	$988,265	(f)

(a)
Adjusted EBITDA for the year ended December 31, 2017 included net expenses of $22,275, comprised of transaction and project costs, non-cash compensation, and other expenses of $15,021, integration and reorganization costs of $8,903 and a $1,649 gain on the sale or disposal of assets.

(b)
Adjusted EBITDA for the year ended December 25, 2016 included net expenses of $29,091, comprised of transaction and project costs, non-cash compensation, and other expenses of $17,175, integration and reorganization costs of $8,352 and a $3,564 loss on the sale or disposal of assets.

(c)
Adjusted EBITDA for the year ended December 27, 2015 included net income of $13,566, comprised of transaction and project costs and other expenses of $29,433, integration and reorganization costs of $8,052 and a $51,051 gain on the sale or disposal of assets.

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

(f)
Adjusted EBITDA for the ten months ended November 6, 2013 included net income of $930,229, comprised of transaction and project costs, non-cash compensation, and other expenses of $932,969, integration and reorganization costs of $1,577 and a $1,163 loss on the sale or disposal of assets.

Adjusted EBITDA also does not include $123 of EBITDA generated from our discontinued operations.

(1)	Non-cash loss (gain) on derivative instruments is related to interest rate swap agreements which are financing related and are excluded from Adjusted EBITDA.

(2)	Non-cash write-off of deferred financing costs are similar to interest expense and amortization of financing fees and are excluded from Adjusted EBITDA.

(3)	The year ended December 31, 2017 includes a 53rd week of operations.

	As of
	December 31, 2017	December 25, 2016	December 27, 2015	December 28, 2014	December 29, 2013
(in thousands)
Balance Sheet Data:
Total assets	$1,283,546	$1,336,030	$1,197,120	$817,574	$685,102
Total long-term obligations, including current maturities	375,245	366,463	363,645	225,059	178,822
Stockholders’ equity	674,393	754,973	647,073	484,127	395,362

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
Our portfolio of media assets today spans across 569 markets and 38 states. Our products include 678 community print publications, 569 websites and two yellow page directories. As of December 31, 2017, we reach over 22 million people per week and serve over 215,000 business customers.
We are focused on growing our consumer revenues primarily through our penetration into the local consumer market that values comprehensive local news and receives its news primarily from our products. We believe our rich local content, our strong media brands, and multiple platforms for delivering content will impact our reach into the local consumers leading to growth in subscription income. We also believe our focus on smaller markets will allow us to be a leading provider of valuable, unique local news to consumers in those markets. We believe that one result of our local consumer penetration in these smaller markets will be transaction revenues as we link consumers with local businesses. For our SMB business category, we focus on leveraging our strong local media brands, our in-market sales force and our high consumer penetration rates with a variety of products and services that we believe will help SMBs expand their marketing, advertising and other digital lead generation platforms. We also believe our strong position in our local markets will allow us to develop other products that will be of value to our SMBs in helping them run and grow their businesses.
Our business strategy is to be the preeminent provider of local news, information, advertising, and digital and business services in the markets we operate in. We aim to grow our business organically through both our consumer and SMB strategies. We also plan to continue to pursue strategic acquisitions of high-quality local media and digital marketing assets at attractive valuation levels. Finally, we intend to distribute a portion of our free cash flow generated from operations or other sources as a dividend to stockholders through a quarterly dividend, subject to satisfactory financial performance, approval by our board of directors (the “Board of Directors” or “Board”) and dividend restrictions in the New Media Credit Agreement (as defined below). The Board of Directors’ determinations regarding dividends will depend on a variety of factors, including the Company’s GAAP net income, free cash flow generated from operations or other sources, liquidity position and potential alternative uses of cash, such as acquisitions, as well as economic conditions and expected future financial results.
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
For our SMB category, we focus on leveraging our strong local media brands, our in-market sales force and our high consumer penetration rates with a variety of technology oriented products and services that solve acute pain points for SMBs. Central to this business strategy is our wholly-owned subsidiary UpCurve, Inc. ("UpCurve"). UpCurve provides two broad categories of services: ThriveHive, previously known as Propel Marketing, which provides marketing services for every SMB regardless of size, and UpCurve Cloud which offers best-in-breed cloud-based products with expert migration, integration, and support. ThriveHive is designed to offer a complete set of turn-key digital marketing and business services to SMBs that provide transparent results to the business owners. In 2016, we acquired a turn-key proprietary software that enables SMB owners to run their own digital and contact marketing campaigns.
We launched the UpCurve products in 2012 and have seen rapid growth since then. We believe UpCurve, combined with our strong local brands and in-market sales force, is positioned to continue to be a key component to our overall organic growth strategy. The opportunity UpCurve aims to seize upon is as follows:
There were approximately 29.6 million SMBs in the U.S. in 2014 according to the U.S. Small Business Administration. Of these, approximately 29.0 million had 20 employees or less.

Many of the owners and managers of these SMBs do not have the resources or expertise to navigate the fast evolving digital marketing and cloud based service sectors, but are increasingly aware of the need to embrace the digital disruption to their business model.
We believe our local media properties and local sales infrastructure are uniquely positioned to sell these digital marketing and business services to local business owners and give us distinct advantages, including:

•	our strong and trusted local brands, with 85% of our daily newspapers having published local content for more than 100 years;

•	our ability to market through our print and online properties, driving branding and traffic; and

•	our more than 1,330 local, direct, in-market sales professionals with long standing relationships with small businesses in the communities we serve.
Our core products include:

•	142 daily newspapers with total paid circulation of approximately 1.5 million;

•	334 weekly newspapers (published up to three times per week) with total paid circulation of approximately 318,000 and total free circulation of approximately 2.1 million;

•	140 “shoppers” (generally advertising-only publications) with total circulation of approximately 3.5 million;

•	569 locally-focused websites, which extend our businesses onto the internet and mobile devices with approximately 290 million page views per month;

•	two yellow page directories, with a distribution of approximately 290,000, that cover a population of approximately 419,000 people;

•	70 business publications; and

•	UpCurve Cloud and ThriveHive digital marketing.
In addition to our core products, we also opportunistically produce niche publications that address specific local market interests such as recreation, sports, healthcare and real estate.
GateHouse Live, our event business, was started in late 2015 to leverage our local brands to create world-class events in the markets we serve.  GateHouse Live now produces over 250 annual events with a collective attendance over 300,000.  Among our core event offerings are a variety of themed expos focused on target audiences, including men, women, seniors and young families.  Other signature event series produced across many of our markets include one of the nation's largest high school sports recognition events and the official community's choice awards for dozens of markets across the country.  GateHouse Live also offers white label event services for retailers and other media companies.
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
We have experienced ongoing declines in same store print advertising revenue streams and increased volatility of operating performance, despite our geographic diversity, well-balanced portfolio of products, broad customer base and reliance on smaller markets. We may experience additional declines and volatility in the future. These declines in print advertising revenue have come with the shift from traditional media to the internet for consumers and businesses. We believe our local advertising tends to be less sensitive to economic cycles than national advertising because local businesses generally have fewer advertising channels through which to reach their target audience. We are making investments in digital platforms, such as UpCurve, as well as online and mobile applications, to support our print publications in order to capture this shift as witnessed by our digital advertising and business services revenue growth, which more than doubled between 2013 and 2017.
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
Industry
The newspaper industry and the Company have experienced declining same store revenue and profitability over the past several years. As a result, we have implemented, and continue to implement, plans to reduce costs and preserve cash flow. We have also invested in potential growth opportunities, primarily in the digital and business services space. We believe the cost reductions and the new digital and business services initiatives will provide the appropriate capital structure and financial resources necessary to invest in the business and ensure our future success and provide sufficient cash flow to enable us to meet our commitments for the next year.
General economic conditions, including declines in consumer confidence, high unemployment levels in certain local markets, declines in real estate values in certain local markets, and other trends, have also impacted the markets in which we operate. Additionally, media companies continue to be impacted by the migration of consumers and businesses to an internet and mobile-based digital medium. These conditions may continue to negatively impact print advertising and other revenue sources as well as increase operating costs in the future. We expect that we will have adequate capital resources and liquidity to meet our working capital needs, borrowing obligations and all required capital expenditures for at least the next twelve months.
We periodically perform testing for impairment of goodwill and newspaper mastheads in which the fair value of our reporting units for goodwill impairment testing and newspaper mastheads are estimated using the expected present value of future cash flows and recent industry transaction multiples, using estimates, judgments and assumptions, that we believe are appropriate in the circumstances. Should general economic, market or business conditions decline, and have a negative impact on estimates of future cash flow and market transaction multiples, we may be required to record additional impairment charges in the future.
Management Agreement
On November 26, 2013, New Media entered into the Management Agreement with FIG LLC (the "Manager"), an affiliate of Fortress Investment Group LLC ("Fortress"), pursuant to which the Manager manages the operations of New Media. The annual management fee is 1.50% of New Media’s Total Equity (as defined in the Management Agreement), and the Manager is eligible to receive incentive compensation. On March 6, 2015, the Company’s independent directors on the Board approved an amendment to the Management Agreement. See Note 16 “Related Party Transactions” to the consolidated financial statements for further discussion.
We recognized $10.6 million, $9.8 million, and $9.4 million for management fees and $11.7 million, $9.6 million, and $30.3 million for incentive compensation within selling, general and administrative expense on the consolidated statements of operations and comprehensive (loss) income and $11.3 million, $7.2 million, and $9.9 million in management fees and $9.2 million, $25.3 million, and $8.9 million in incentive compensation was paid to the Manager during the years ended December 31, 2017, December 25, 2016 and December 27, 2015, respectively.
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

During 2017, we acquired substantially all the assets, properties, and business of certain publications/businesses, which included four business publications, 22 daily newspapers, 34 weekly publications, 24 shoppers, two customer relationship management solutions providers, a social media app and an event production business for an aggregate purchase price of $165.1 million, including estimated working capital.
Long-Lived Asset Impairment
As part of the ongoing cost reduction programs, the Company is consolidating print facilities, and during the year ended December 31, 2017, the Company ceased printing operations at 15 facilities.  As a result, the Company recognized an impairment charge related to retired equipment of $7.1 million and accelerated depreciation of $2.4 million over the revised useful life of the equipment during the year ended December 31, 2017.
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
On June 2, 2017, we completed the sale of the Mail Tribune, located in Medford, Oregon, for approximately $14.7 million, including working capital.  As a result, a pre-tax gain of approximately $5.4 million, net of selling expenses, is included in (gain) loss on sale or disposal of assets on the consolidated statement of operations and comprehensive (loss) income during the year ended December 31, 2017.
Subsequent Events
Dividends
On February 28, 2018, we announced a fourth quarter 2017 cash dividend of $0.37 per share of common stock, par value $0.01 per share, of New Media (“New Media Common Stock” or our “Common Stock”). The dividend will be paid on March 22, 2018, to shareholders of record as of the close of business on March 14, 2018.
Debt
On February 16, 2018, the New Media Credit Agreement was amended to, among other things, provide for (i) additional dollar-denominated term loans in an aggregate principal amount of $50.0 million on the same terms as the outstanding term loans that will mature on July 14, 2022 (the new and outstanding term loans, together, the “Term Loans”) and (ii) a 1.00% prepayment premium for any prepayments of the Term Loans made in connection with certain repricing transactions effected within six months of the date of the amendment.
Critical Accounting Policy Disclosure
The preparation of financial statements in conformity with GAAP requires management to make decisions based on estimates, assumptions and factors it considers relevant to the circumstances. Such decisions include the selection of applicable principles and the use of judgment in their application, the results of which could differ from those anticipated.
Business Combinations
The Company accounts for acquisitions in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") 805 "Business Combinations" ("ASC 805"). ASC 805 provides guidance for recognition and measurement of identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree at fair value. In a business combination, the assets acquired, liabilities assumed and noncontrolling interest in the acquiree are recorded as of the date of acquisition at their respective fair values with limited exceptions. Any excess of the purchase price (consideration transferred) over the estimated fair values of net assets acquired is recorded as goodwill. Transaction costs are expensed as incurred. The operating results of the acquired business are reflected in the Company’s consolidated financial statements after the date of the acquisition.
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
We have a significant amount of goodwill. Goodwill at December 31, 2017 was $236.6 million. We assess the potential impairment of goodwill and intangible assets with indefinite lives on an annual basis as of the end of our second fiscal quarter in accordance with the provisions of ASC Topic 350 “Intangibles—Goodwill and Other.” We perform our impairment analysis on each of our reporting units. The Company has the option to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company elects to perform a qualitative assessment and concludes it is not more likely than not that the fair value of the reporting unit is less than its carrying value, no further assessment of that reporting unit’s goodwill is necessary; otherwise goodwill must be tested for impairment. The reporting units have discrete financial information and are regularly reviewed by management. The fair value of the applicable reporting unit is compared to its carrying value. Calculating the fair value of a reporting unit requires us to make significant estimates and assumptions. We estimate fair value by applying third-party market value indicators to projected cash flows and/or projected earnings before interest, taxes, depreciation, and amortization. In applying this methodology, we rely on a number of factors, including current operating results and cash flows, expected future operating results and cash flows, future business plans, and market data. If the carrying value of the reporting unit exceeds the estimate of fair value, we calculate the impairment as the excess of the carrying value of goodwill over its implied fair value.
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
The fair values of our reporting units for goodwill impairment testing and newspaper mastheads are estimated using the expected present value of future cash flows, recent industry transaction multiples and using estimates, judgments and assumptions that management believes are appropriate in the circumstances.
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
We performed annual impairment testing of goodwill and indefinite lived intangible assets during the second quarter of 2017, 2016 and 2015. Additionally, we performed impairment testing of goodwill and indefinite lived intangibles during the fourth quarter of 2015 due to operational management changes. See Note 6 to the consolidated financial statements “Goodwill and Intangible Assets,” for a discussion of the impairment charges taken.
Newspaper mastheads (newspaper titles) are not subject to amortization and are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of each group of mastheads with their carrying amount. We used a relief from royalty approach which utilizes a discounted cash flow model to determine the fair value of newspaper mastheads. Our judgments and estimates of future operating results in determining the reporting unit fair values are consistently applied in determining the fair value of mastheads. We performed impairment tests on newspaper mastheads as of June 25, 2017, June 26, 2016, December 27, 2015 and June 28, 2015. See Note 6 to the consolidated financial statements, “Goodwill and Intangible Assets,” for a discussion of the impairment charges taken.
Intangible assets subject to amortization (primarily advertiser and subscriber lists) are tested for recoverability whenever events or change in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. There were no indicators of impairment on the intangible assets subject to amortization in 2016 or 2017.
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
FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109” and now codified as ASC 740. ASC 740 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. Under ASC 740, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
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
Our two pension plans have assets valued at $61.5 million as of December 31, 2017 and the plans' benefit obligation is $82.3 million resulting in the plans being 75% funded.
To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets, input from the actuaries and investment consultants, and long-term inflation assumptions. We used an assumption of 7.5% for our expected return on pension plan assets for 2017. If we were to reduce our rate of return by 50 basis points then the expense for 2017 would have increased approximately $0.3 million.
The assumed health care cost-trend rate also affects other postretirement benefit liabilities and expense. A 100 basis point increase in the health care cost trend rate would result in an increase of approximately $0.4 million in the December 31, 2017 postretirement benefit obligation and a 100 basis point decrease in the health care cost trend rate would result in a decrease of approximately $0.3 million in the December 31, 2017 postretirement benefit obligation.

Self-Insurance Liability Accruals
We maintain self-insured medical and workers’ compensation programs. We purchase stop loss coverage from third parties which limits our exposure to large claims. We record a liability for healthcare and workers’ compensation costs during the period in which they occur as well as an estimate of incurred but not reported claims.
Results of Operations
The following table summarizes our historical results of operations for New Media for the years ended December 31, 2017, December 25, 2016, and December 27, 2015. References to “same store” results take into account material acquisitions and divestitures of the Company by adjusting prior year performance to include or exclude financial results as if the Company had owned or divested a business for the comparable period. The results of several acquisitions ("tuck-in acquisitions”) were funded from the Company's available cash and are not considered material.
The same store results for the year ended December 31, 2017 are not significantly different from actual results. Therefore, the revenue discussion below will focus on the as reported amounts only.

	Year Ended December 31, 2017	Year Ended December 25, 2016	Year Ended December 27, 2015
(in thousands)
Revenues:
Advertising	$683,990	$684,900	$696,696
Circulation	474,324	421,497	378,263
Commercial printing and other	183,690	148,959	120,856
Total revenues	1,342,004	1,255,356	1,195,815
Operating costs and expenses:
Operating costs	742,822	699,312	656,555
Selling, general, and administrative	448,331	414,983	406,282
Depreciation and amortization	74,394	67,774	67,752
Integration and reorganization costs	8,903	8,352	8,052
Impairment of long-lived assets	7,142	—	—
Goodwill and mastheads impairment	27,448	—	4,800
(Gain) loss on sale or disposal of assets	(1,649)	3,564	(51,051)
Operating income	34,613	61,371	103,425
Interest expense	30,476	29,635	32,057
Loss on early extinguishment of debt	4,767	—	—
Other (income) expense	(196)	2,414	350
(Loss) income before income taxes	(434)	29,322	71,018
Income tax expense (benefit)	481	(2,319)	3,404
Net (loss) income	$(915)	$31,641	$67,614
Year Ended December 31, 2017 Compared To Year Ended December 25, 2016
Revenue. Total revenue for the year ended December 31, 2017 increased by $86.7 million, or 6.9%, to $1,342.0 million from $1,255.3 million for the year ended December 25, 2016. The increase in total revenue was comprised of a $52.8 million, or 12.5%, increase in circulation revenue and a $34.8 million, or 23.3%, increase in commercial printing and other revenue which was partially offset by a $0.9 million, or 0.1%, decrease in advertising revenue.
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
Operating Costs. Operating costs for the year ended December 31, 2017 increased by $43.5 million, or 6.2%, to $742.8 million from $699.3 million for the year ended December 25, 2016. Operating costs include costs from acquisitions of $85.5 million, which were partially offset by a $42.0 million decrease in the costs related to the remaining operations. This decline in operating costs related to the remaining operations was primarily due to a decrease in compensation, newsprint and ink, hauling and delivery, postage, outside services, supplies, travel and entertainment expenses and professional and consulting fees of $22.5 million, $5.8 million, $5.5 million, $2.2 million, $2.1 million, $1.4 million, $1.3 million and $1.0 million, respectively.
Selling, General and Administrative. Selling, general and administrative expenses for the year ended December 31, 2017 increased by $33.3 million, or 8.0%, to $448.3 million from $415.0 million for the year ended December 25, 2016. The increase includes selling, general and administrative expenses from acquisitions of $49.1 million, an increase in professional and consulting fees of $2.8 million, and an increase in bad debt expense of $0.7 million, which were partially offset by a $19.3 million decrease in the costs related to the remaining operations. This decline in selling, general and administrative expenses related to the remaining operations was primarily due to a decrease in compensation, travel and entertainment, bank and credit card fees, telephone expenses, advertising and promotions, web hosting and domain expenses, building rental and maintenance and business insurance of $7.2 million, $2.0 million, $1.8 million, $1.4 million, $1.2 million, $1.0 million, $0.9 million and $0.6 million, respectively. There were no other increases or decreases greater than $0.5 million.
Integration and Reorganization Costs. During the year ended December 31, 2017 and December 25, 2016, we recorded integration and reorganization costs of $8.9 million and $8.4 million, respectively, primarily resulting from severance costs related to acquisition-related synergies and the continued consolidation of our operations resulting from ongoing implementation of our plans to reduce costs and preserve cash flow, including a voluntary severance offer in September 2016.
Impairment of Long-lived Assets. During the year ended December 31, 2017, we recorded a $7.1 million impairment of long-lived assets due to 15 printing facilities ceasing operations during the year ended December 31, 2017. No such charge was recorded during the year ended December 25, 2016.
Goodwill and Mastheads Impairment. During the year ended December 31, 2017 we recorded a $27.4 million goodwill and mastheads impairment due to softening business conditions and the related impact on the fair value of our reporting units, declines in revenue projections and reductions in certain groups’ royalty rates. There were no such charges during the year ended December 25, 2016.
Other Expense. During the year ended December 25, 2016 we recorded a $1.9 million expense for equity in loss of an equity method investment and a $0.9 million impairment charge to a cost method investment to other expense. There were no significant charges during the year ended December 31, 2017.
Loss on Early Extinguishment of Debt. During the year ended December 31, 2017, we recorded a loss of $4.8 million due to the early extinguishment of long-term debt, which resulted from a debt refinancing. There were no such charges during the year ended December 25, 2016.
Income Tax (Benefit) Expense. During the year ended December 31, 2017 and December 25, 2016, we recorded tax expense of $0.5 million and an income tax benefit of $2.3 million, respectively. The decrease in income tax benefit is primarily due to the discrete income tax benefit recognized during the year ended December 25, 2016 attributable to the release of a portion of the valuation allowance as deferred tax assets were utilized to offset deferred tax liabilities of two acquired entities. This was partially offset by the tax benefit attributable to the Tax Cuts and Jobs Act ("TCJA") reflected for the year ended December 31, 2017 which resulted in a tax benefit of $4.2 million and is primarily attributable to a re-measurement of deferred tax assets and deferred tax liabilities.
Net (Loss) Income. Net loss for the year ended December 31, 2017 was $0.9 million and net income for the year ended December 25, 2016 was $31.6 million. Our net income decreased due to the factors noted above.
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
Same store revenue for the year ended December 25, 2016 decreased by $32.8 million, or 2.5%, from the year ended December 27, 2015. The decrease in same store revenue was comprised of a $63.0 million, or 8.4%, decrease in same store advertising revenue, which was partially offset by a $10.2 million, or 2.5%, increase in same store circulation revenue and a $20.0 million, or 15.6%, increase in same store commercial printing and other revenue. Same store advertising revenue declines were primarily driven by declines on the print side of our business in the local retail and preprint categories due to secular pressures and a continuing uncertain economic environment. These secular trends and economic conditions have also led to a decline in our print circulation volumes, which have been more than offset by price increases in select locations. The majority of the increase in same store commercial printing and other revenue is due to UpCurve and events revenue.
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
Liquidity and Capital Resources
Our primary cash requirements are for working capital, debt obligations and capital expenditures. We have no material outstanding commitments for capital expenditures. We expect our 2018 capital expenditures to total between $14.0 million and $16.0 million. The 2018 capital expenditures will be primarily comprised of projects related to the consolidation of print operations and system upgrades. For more information on our long term debt and debt service obligations, see Note 9 “Indebtedness” of the consolidated financial statements. Our principal sources of funds have historically been, and are expected to continue to be, cash provided by operating activities.
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
Cash Flows
The following table summarizes our historical cash flows.

	Year Ended December 31, 2017	Year Ended December 25, 2016	Year Ended December 27, 2015
(in thousands)
Net cash provided by operating activities	$110,806	$98,361	$115,319
Net cash used in investing activities	(160,273)	(144,833)	(298,698)
Net cash (used in) provided by financing activities	(79,723)	72,080	206,308
Cash Flows from Operating Activities. Net cash provided by operating activities for the year ended December 31, 2017 was $110.8 million. The net cash provided by operating activities resulted primarily from net income offset by depreciation and amortization of $74.4 million, a goodwill and mastheads impairment of $27.4 million and an impairment of long-lived assets of $7.1 million.
Net cash provided by operating activities for the year ended December 25, 2016 was $98.4 million. The net cash provided by operating activities resulted primarily from net income offset by depreciation and amortization of $67.8 million.
Net cash provided by operating activities for the year ended December 27, 2015 was $115.3 million. The net cash provided by operating activities resulted primarily from net income offset by depreciation and amortization of $67.8 million, partially offset by a gain on the sale or disposal of assets of $51.1 million.
Cash Flows from Investing Activities. Net cash used in investing activities for the year ended December 31, 2017 was $160.3 million. During the year ended December 31, 2017, we used $164.2 million, net of cash acquired, for acquisitions and $11.1 million for capital expenditures, which was partially offset by $15.0 million received from the sale of publications and other assets.
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
Cash Flows from Financing Activities. Net cash used in financing activities for the year ended December 31, 2017 was $79.7 million due to the payment of dividends of $75.6 million, repayments under term loans of $14.4 million, $5.0 million in repurchases of common stock under the Share Repurchase Program, payment of debt issuance costs of $3.6 million, a $0.7 million purchase of treasury stock, and $0.4 million payment of offering costs, which was partially offset by borrowings under term loans of $20.0 million.
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
Changes in Financial Position
The discussion that follows highlights significant changes in our financial position and working capital from December 25, 2016 to December 31, 2017.
Accounts Receivable. Accounts receivable increased $13.6 million from December 25, 2016 to December 31, 2017, which primarily relates to $17.9 million of assets acquired during the year ended December 31, 2017, which was partially offset by the timing of cash collections.
Prepaid Expenses. Prepaid expenses increased $4.7 million from December 25, 2016 to December 31, 2017, which relates primarily to acquisitions in the year ended December 31, 2017 and the timing of payments.
Other Current Assets. Other current assets increased $3.6 million from December 25, 2016 to December 31, 2017, primarily due to increased collateral required by our insurers in accordance with certain insurance policies and other receivables.
Property, Plant, and Equipment. Property, plant, and equipment decreased $8.2 million from December 25, 2016 to December 31, 2017, of which $50.4 million relates to depreciation, $12.0 million relates to assets sold or disposed of and $7.0 million relates to an impairment of long-lived assets, which was partially offset by $50.4 million of assets acquired and $11.1 million of capital expenditures.
Goodwill. Goodwill increased $8.6 million from December 25, 2016 to December 31, 2017, of which $37.0 million relates to acquisitions during the year ended December 31, 2017, which was partially offset by a goodwill impairment of $25.6 million and $2.8 million relates to assets sold.
Intangible Assets. Intangible assets increased $52.0 million from December 25, 2016 to December 31, 2017, of which $77.8 million relates to acquisitions in the year ended December 31, 2017, which was offset by $24.0 million of amortization and $1.8 million relates to a mastheads impairment.
Other Assets. Other assets increased $2.2 million from December 25, 2016 to December 31, 2017, which primarily relates to increases in cost method investments during the year ended December 31, 2017.
Current Portion of Long-term Debt. Current portion of long-term debt decreased $10.8 million from December 25, 2016 to December 31, 2017, due to a $10.0 million repayment of debt that was assumed in the Halifax acquisition in 2015 and the decrease in the current portion of long-term debt related to the New Media Credit Agreement (as defined below) of $0.8 million.
Accounts Payable. Accounts payable decreased $3.4 million from December 25, 2016 to December 31, 2017, which relates primarily to the timing of vendor payments.
Accrued Expenses. Accrued expenses increased $12.6 million from December 25, 2016 to December 31, 2017, which primarily relates to an increase in accrued payroll of $5.4 million, an increase in other accrued expenses of $4.6 million, an increase in accrued insurance of $1.9 million, an increase in estimated accrued working capital due to acquisitions in 2017 of $1.6 million, an increase in the accrual for all management agreement related fees of $1.2 million, an increase in accrued taxes of $1.1 million, and an increase in accrued bonus of $0.8 million, which was partially offset by a decrease in accrued interest of $6.2 million.
Deferred Revenue. Deferred revenue increased $10.2 million from December 25, 2016 to December 31, 2017, primarily due to acquisitions in 2017, which was partially offset by normal operations and deferred revenue transferred in the sale of a business in 2017.
Long-term Debt. Long-term debt increased $17.4 million from December 25, 2016 to December 31, 2017, primarily due to borrowings under term loans of $20.0 million, a $2.3 million loss on early extinguishment of debt and $2.3 million non-cash interest expense, which was partially offset by the payment of debt issuance costs of $3.6 million and a $4.4 million repayment of term loans.

Long-term Liabilities, Less Current Portion. Long-term liabilities, less current portion increased $2.3 million from December 25, 2016 to December 31, 2017, which primarily relates to an increase in the long-term lease liability.
Additional Paid-in Capital. Additional paid-in capital decreased $59.4 million from December 25, 2016 to December 31, 2017, due to dividends of $57.6 million and $5.0 million in repurchases of common stock under the Share Repurchase Program, which was partially offset by non-cash compensation of $3.1 million.
Accumulated Other Comprehensive (Loss) Income. Accumulated other comprehensive loss increased $1.5 million from December 25, 2016 to December 31, 2017, due to a net actuarial loss and prior service cost from pension and other post-retirement obligations of $1.5 million.
Retained Earnings. Retained earnings decreased $19.1 million from December 25, 2016 to December 31, 2017, due to dividends of $18.1 million and a net loss of $0.9 million.
Indebtedness
New Media Credit Agreement
On June 4, 2014, New Media Holdings II LLC (the “New Media Borrower”), a wholly owned subsidiary of New Media, entered into a credit agreement (the “New Media Credit Agreement”) among the New Media Borrower, New Media Holdings I LLC (“Holdings I”), the lenders party thereto, RBS Citizens, N.A. and Credit Suisse Securities (USA) LLC as joint lead arrangers and joint bookrunners, Credit Suisse AG, Cayman Islands Branch as syndication agent and Citizens Bank of Pennsylvania as administration agent which provided for (i) a $200 million senior secured term facility (the “Term Loan Facility” and any loan thereunder, including as part of the Incremental Facility, “Term Loans”), (ii) a $25 million senior secured revolving credit facility, with a $5 million sub-facility for letters of credit and a $5 million sub-facility for swing loans, (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Senior Secured Credit Facilities”) and (iii) the ability for the New Media Borrower to request one or more new commitments for term loans or revolving loans from time to time up to an aggregate total of $75 million (the “Incremental Facility”) subject to certain conditions. On June 4, 2014, the New Media Borrower borrowed $200 million under the Term Loan Facility (the “Initial Term Loans”). As of December 31, 2017, $0 was drawn under the Revolving Credit Facility. The Term Loans mature on July 14, 2022 and the maturity date for the Revolving Credit Facility is July 14, 2021. The New Media Credit Agreement was amended;
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
As of December 31, 2017, we are in compliance with all of the covenants and obligations under the New Media Credit Agreement.
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
The Advantage Florida Debt was in the principal amount of $10 million and bore interest at the rate of 5.25% per annum, payable quarterly in arrears, and matured on December 31, 2016. On December 30, 2016, the Company paid the outstanding balance under the Advantage Florida Debt in the amount of $10,000 with cash on hand. The Advantage Alabama Debt is in the principal amount of $8 million and bears interest at the rate of LIBOR plus 6.25% per annum (with a minimum of 1% LIBOR) payable quarterly in arrears, maturing on March 31, 2019. The Advantage Alabama Debt is secured by a perfected second priority security interest in all the assets of the Alabama Advantage Borrowers and certain other subsidiaries of the Company, subject to the limitation that the maximum amount of secured obligations is $15 million. The Halifax Alabama Credit Agreement is unconditionally guaranteed by Holdings I and certain subsidiaries of the New Media Borrowers and is required to be guaranteed by all future material wholly-owned domestic subsidiaries of the Alabama Advantage Borrowers, subject to certain exceptions. The Advantage Alabama Debt is subordinated to the New Media Credit Agreement pursuant to an intercreditor agreement.
The Halifax Alabama Credit Agreement contains covenants substantially consistent with those contained in the New Media Credit Agreement in addition to those required for compliance with the New Markets Tax Credit program. The Alabama Advantage Borrowers are permitted to make voluntary prepayments at any time without premium or penalty. The Alabama Advantage Borrowers are required to repay borrowings under the Halifax Alabama Credit Agreement (without payment of a premium) with (i) net cash proceeds of certain debt obligations (except as otherwise permitted under the Halifax Alabama

Credit Agreement) and (ii) net cash proceeds from non-ordinary course asset sales (subject to reinvestment rights and other exceptions).
The Halifax Alabama Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Alabama Advantage Borrowers and certain of the Company subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, fundamental changes, dispositions, and dividends and other distributions. The Halifax Alabama Credit Agreement contains a financial covenant that requires Holdings I, the New Media Borrower and the New Media Borrower’s subsidiaries to maintain a maximum total leverage ratio of 3.75 to 1.00. The Halifax Alabama Credit Agreement contains customary events of default.
As of December 31, 2017, we are in compliance with all of the covenants and obligations under the Halifax Alabama Credit Agreement.
Summary Disclosure About Contractual Obligations and Commercial Commitments
The following table reflects a summary of our contractual cash obligations, including estimated interest payments where applicable, as of December 31, 2017:

	2018	2019	2020	2021	2022	Thereafter	Total
(in thousands)
Debt obligations	$29,911	$41,649	$33,705	$33,450	$365,215	—	$503,930
Operating lease obligations	22,384	19,010	17,413	14,988	12,465	83,044	169,304
Management fee	9,400	—	—	—	—	—	9,400
Noncompete payments	200	—	—	—	—	—	200
Total	$61,895	$60,659	$51,118	$48,438	$377,680	$83,044	$682,834
The table above excludes future cash requirements for pension and postretirement obligations. The periods in which these obligations will be settled in cash are not readily determinable and are subject to numerous future events and assumptions. We estimate cash requirements for these obligations in 2018 totaling approximately $2.1 million. See Note 13 “Pension and Postretirement Benefits” to the consolidated financial statements, included herein.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements reasonably likely to have a current or future effect on our financial statements, financial condition, revenues, expenses, results of operations, liquidity or capital resources that are material to investors.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606 or ASU 2014-09). ASU 2014-09 will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers - Principal versus Agent Considerations” (ASU 2016-08), which clarifies the implementation guidance on principal versus agent considerations. Based on a comprehensive assessment of the new guidance, including an evaluation of the five-step approach outlined within the guidance, we expect the adoption will not have a significant impact on revenue recognition. We expect no impact to opening retained earnings. However, the adoption will result in a change from gross to net revenue recognition for certain reseller arrangements, which will result in a reduction of revenue and operating expenses by a nominal amount with no impact to net income. Actual results may differ from these estimates. We adopted the new standard on January 1, 2018 using the modified retrospective approach.
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
In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842), which revises the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases with terms greater than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The provisions of ASU 2016-02 are effective for fiscal years beginning after December 15, 2018 and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. We are currently evaluating the impact this accounting standard will have on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation” (Topic 718), which addresses several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We adopted this accounting standard as of December 26, 2016, and it did not have a material impact on our consolidated financial statements. The applicable amendments are being applied prospectively, and, as a result, there were no changes to prior periods related to this standard.

In November 2016, the FASB issued ASU No. 2016-18, “Restricted Cash” (Topic 230), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. The provisions of ASU 2016-18 are effective for fiscal years beginning after December 15, 2017 and should be applied using a retrospective transition method. Early adoption is permitted. Other than the revised statement of cash flows presentation, the adoption of ASU 2016-18 is not expected to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations - Clarifying the Definition of a Business” (Topic 805), which clarifies the definition of a business for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new standard is effective for annual periods beginning after December 15, 2017, with early adoption permitted for transactions that occurred before the issuance date or effective date of the standard if the transactions were not reported in financial statements that have been issued or made available for issuance. The standard must be applied prospectively. We are currently evaluating the impact this accounting standard will have on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment” (Topic 350), which simplifies subsequent goodwill measurement by eliminating Step 2 from the goodwill impairment test. Under this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019, with early adoption permitted for annual goodwill impairment tests performed after January 1, 2017. The standard must be applied prospectively. We early-adopted the guidance of this accounting standard during the second quarter of fiscal 2017 in connection with its annual impairment testing to reduce the complexity and costs of evaluating goodwill for impairment. It was adopted on a prospective basis. As a result of the adoption, a single step quantitative test was performed. Refer to Note 6 “Goodwill and Intangible Assets” for further discussion.

In March 2017, the FASB issued ASU No. 2017-07 “Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (Topic 715), which provides guidance that requires an employer to report the service cost component separate from the other components of net benefit pension costs. The employer is required to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside the subtotal of income from operations, if one is presented. If a separate line item is not used, the line item used in the income statement must be disclosed. The new standard is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted. Other than the revised statement of operations presentation, the adoption of ASU 2017-07 is not expected to have a material impact on our consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“AOCI”). This ASU provides entities the option to reclassify tax effects to retained earnings from

AOCI which are impacted by the TCJA. The ASU is effective for fiscal years beginning after December 15, 2018 but early adoption is permitted. We have a full valuation allowance for all tax benefits related to AOCI and therefore there are no tax effects to be reclassified to retained earnings for the year ended December 31, 2017. Accordingly, we will not elect to reclassify the income tax effects of the TCJA from AOCI to retained earnings under this accounting standard.

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
The table below shows the reconciliation of (loss) income from continuing operations to Adjusted EBITDA for the periods presented:

	Successor Company										Predecessor Company
	Year Ended December 31, 2017 (3)		Year Ended December 25, 2016		Year Ended December 27, 2015		Year Ended December 28, 2014		Two Months Ended December 29, 2013		Ten Months Ended November 6, 2013
(in thousands)
(Loss) income from continuing operations	$(915)		$31,641		$67,614		$(3,205)		$7,206		$788,240
Income tax expense (benefit)	481		(2,319)		3,404		2,713		491		(197)
Loss on derivative instruments (1)	—		—		—		51		—		14
Loss on early extinguishment of debt (2)	4,767		—		—		9,047		—		—
Interest expense	30,476		29,635		32,057		17,685		1,811		75,200
Impairment of long-lived assets	7,142		—		—		—		—		91,599
Depreciation and amortization	74,394		67,774		67,752		41,450		6,588		33,409
Goodwill and mastheads impairment	27,448		—		4,800		—		—		—
Adjusted EBITDA from continuing operations	$143,793	(a)	$126,731	(b)	$175,627	(c)	$67,741	(d)	$16,096	(e)	$988,265	(f)

(a)
Adjusted EBITDA for the year ended December 31, 2017 included net expenses of $22,275, comprised of transaction and project costs, non-cash compensation, and other expenses of $15,021, integration and reorganization costs of $8,903 and a $1,649 gain on the sale or disposal of assets.

(b)
Adjusted EBITDA for the year ended December 25, 2016 included net expenses of $29,091, comprised of transaction and project costs, non-cash compensation, and other expenses of $17,175, integration and reorganization costs of $8,352 and a $3,564 loss on the sale or disposal of assets.

(c)
Adjusted EBITDA for the year ended December 27, 2015 included net income of $13,566, comprised of transaction and project costs and other expenses of $29,433, integration and reorganization costs of $8,052 and a $51,051 gain on the sale or disposal of assets.

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

(f)
Adjusted EBITDA for the ten months ended November 6, 2013 included net income of $930,229, comprised of transaction and project costs, non-cash compensation, and other expenses of $932,969, integration and reorganization costs of $1,577 and a $1,163 loss on the sale or disposal of assets.

Adjusted EBITDA also does not include $123 of EBITDA generated from our discontinued operations.

(1)	Non-cash (gain) loss on derivative instruments is related to interest rate swap agreements which are financing related and are excluded from Adjusted EBITDA.

(2)	Non-cash write-off of deferred financing costs are similar to interest expense and amortization of financing fees and are excluded from Adjusted EBITDA.

(3)	The year ended December 31, 2017 included a 53rd week of operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates and commodity prices. Changes in these factors could cause fluctuations in earnings and cash flow. In the normal course of business, exposure to certain of these market risks is managed as described below.
Interest Rates
This discussion is based on our average long-term debt of $367.0 million during the year ended December 31, 2017. There were no interest rate swaps in place during this period.
As of December 31, 2017, we have $368.4 million of term debt, with a minimum variable rate plus a fixed margin. On the term debt the minimum variable rate is 1.0% and the fixed margin is 6.25%. Our primary exposure is to LIBOR. A 100 basis point change in LIBOR would change our interest expense on an annualized basis by approximately $3.7 million, based on average floating rate debt outstanding for the year ended December 31, 2017 and after consideration of minimum variable rates.
Commodities
Certain operating expenses of ours are sensitive to commodity price fluctuations. Primary commodity price exposures are newsprint, energy costs and, to a lesser extent, ink. We manage these risks through annual fixed pricing agreements for our newsprint purchases and annual contracts with independent contractors or third party distributers for our newspaper distributions.
A $10 per metric ton newsprint price change would result in a corresponding annualized change in our income from continuing operations before income taxes of $1.2 million based on newsprint usage for the year ended December 31, 2017 of approximately 115,900 metric tons.

Item 8. Financial Statements and Supplementary Data
NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
New Media Investment Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of New Media Investment Group Inc. and subsidiaries (the Company) as of December 31, 2017 and December 25, 2016, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity and cash flows for each of the three fiscal years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and December 25, 2016, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2007.
Rochester, New York
February 28, 2018

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2017	December 25, 2016
ASSETS
Current assets:
Cash and cash equivalents	$43,056	$172,246
Restricted cash	3,106	3,406
Accounts receivable, net of allowance for doubtful accounts of $5,998 and $5,478 at December 31, 2017 and December 25, 2016, respectively	151,692	138,115
Inventory	18,654	18,167
Prepaid expenses	23,378	18,720
Other current assets	23,311	19,694
Total current assets	263,197	370,348
Property, plant, and equipment, net of accumulated depreciation of $171,395 and $130,839 at December 31, 2017 and December 25, 2016, respectively	373,123	381,319
Goodwill	236,555	227,954
Intangible assets, net of accumulated amortization of $67,588 and $43,632 at December 31, 2017 and December 25, 2016, respectively	403,493	351,477
Other assets	7,178	4,932
Total assets	$1,283,546	$1,336,030
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,716	$14,387
Accounts payable	15,750	19,105
Accrued expenses	97,027	84,389
Deferred revenue	88,164	77,987
Total current liabilities	203,657	195,868
Long-term liabilities:
Long-term debt	357,195	338,860
Long-term liabilities, less current portion	14,759	12,597
Deferred income taxes	8,080	7,786
Pension and other postretirement benefit obligations	25,462	25,946
Total liabilities	609,153	581,057
Stockholders’ equity:
Common stock, $0.01 par value, 2,000,000,000 shares authorized at December 31, 2017 and December 25, 2016; 53,367,853 and 53,543,226 issued at December 31, 2017 and December 25, 2016, respectively	534	531
Additional paid-in capital	683,168	742,543
Accumulated other comprehensive loss	(5,461)	(3,977)
(Accumulated deficit) retained earnings	(2,767)	16,293
Treasury stock, at cost, 140,972 and 46,438 shares at December 31, 2017 and December 25, 2016, respectively	(1,081)	(417)
Total stockholders’ equity	674,393	754,973
Total liabilities and stockholders’ equity	$1,283,546	$1,336,030
See accompanying notes to consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share data)

	Year Ended December 31, 2017	Year Ended December 25, 2016	Year Ended December 27, 2015
Revenues:
Advertising	$683,990	$684,900	$696,696
Circulation	474,324	421,497	378,263
Commercial printing and other	183,690	148,959	120,856
Total revenues	1,342,004	1,255,356	1,195,815
Operating costs and expenses:
Operating costs	742,822	699,312	656,555
Selling, general, and administrative	448,331	414,983	406,282
Depreciation and amortization	74,394	67,774	67,752
Integration and reorganization costs	8,903	8,352	8,052
Impairment of long-lived assets	7,142	—	—
Goodwill and mastheads impairment	27,448	—	4,800
(Gain) loss on sale or disposal of assets	(1,649)	3,564	(51,051)
Operating income	34,613	61,371	103,425
Interest expense	30,476	29,635	32,057
Loss on early extinguishment of debt	4,767	—	—
Other (income) expense	(196)	2,414	350
(Loss) income before income taxes	(434)	29,322	71,018
Income tax expense (benefit)	481	(2,319)	3,404
Net (loss) income	$(915)	$31,641	$67,614
(Loss) income per share:
Basic:
Net (loss) income	$(0.02)	$0.70	$1.54
Diluted:
Net (loss) income	$(0.02)	$0.70	$1.53
Dividends declared per share	$1.42	$1.34	$1.29
Other comprehensive (loss) income:
Pension and other postretirement benefit items:
Net actuarial (loss) gain	$(1,530)	$(816)	$1,227
Amortization of net actuarial loss (gain)	46	(3)	84
Total pension and other postretirement benefit items, net of income taxes of $0	(1,484)	(819)	1,311
Other comprehensive (loss) income, net of tax	(1,484)	(819)	1,311
Comprehensive (loss) income	$(2,399)	$30,822	$68,925
See accompanying notes to consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	(Accumulated deficit) retained earnings	Treasury stock
	Shares	Amount				Shares	Amount	Total
Balance at December 28, 2014	37,466,495	$375	$484,220	$(4,469)	$4,001	—	$—	$484,127
Net income	—	—	—	—	67,614	—	—	67,614
Restricted share grants	244,002	—	225	—	—	—	—	225
Net actuarial gain and prior service cost, net of income taxes of $0	—	—	—	1,311	—	—	—	1,311
Non-cash compensation expense	—	—	1,319	—	—	—	—	1,319
Issuance of common stock, net of underwriter’s discount	7,000,000	70	150,059	—	—	—	—	150,129
Common stock cash dividend	—	—	(30,790)	—	(26,862)	—	—	(57,652)
Balance at December 27, 2015	44,710,497	$445	$605,033	$(3,158)	$44,753	—	$—	$647,073
Net income	—	—	—	—	31,641	—	—	31,641
Restricted share grants	207,729	—	225	—	—	—	—	225
Net actuarial loss and prior service cost, net of income taxes of $0	—	—	—	(819)	—	—	—	(819)
Non-cash compensation expense	—	—	2,442	—	—	—	—	2,442
Issuance of common stock, net of underwriter’s discount	8,625,000	86	134,843	—	—	—	—	134,929
Purchase of treasury stock	—	—	—	—	—	26,749	(417)	(417)
Restricted share forfeiture	—	—	—	—	—	19,689	—	—
Common stock cash dividend	—	—	—	—	(60,101)	—	—	(60,101)
Balance at December 25, 2016	53,543,226	$531	$742,543	$(3,977)	$16,293	46,438	$(417)	$754,973
Net loss	—	—	—	—	(915)	—	—	(915)
Restricted share grants	202,758	7	218	—	—	—	—	225
Net actuarial loss and prior service cost, net of income taxes of $0	—	—	—	(1,484)	—	—	—	(1,484)
Non-cash compensation expense	—	—	3,135	—	—	—	—	3,135
Offering costs	—	—	(111)	—	—	—	—	(111)
Exercise of stock options	12,989	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	44,004	(664)	(664)
Restricted share forfeiture	—	—	—	—	—	50,530	—	—
Repurchase of common stock	(391,120)	(4)	(4,997)	—	—	—	—	(5,001)
Common stock cash dividend	—	—	(57,620)	—	(18,145)	—	—	(75,765)
Balance at December 31, 2017	53,367,853	$534	$683,168	$(5,461)	$(2,767)	140,972	$(1,081)	$674,393
See accompanying notes to consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31, 2017	Year Ended December 25, 2016	Year Ended December 27, 2015
Cash flows from operating activities:
Net (loss) income	$(915)	$31,641	$67,614
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	74,394	67,774	67,752
Non-cash compensation expense	3,135	2,442	1,319
Non-cash interest expense	2,339	2,786	2,784
Non-cash loss on early extinguishment of debt	2,344	—	—
Deferred income taxes	294	(2,862)	1,167
(Gain) loss on sale or disposal of assets	(1,649)	3,564	(51,051)
Pension and other postretirement benefit obligations	(1,963)	(2,276)	(1,002)
Impairment of long-lived assets	7,142	—	—
Goodwill and mastheads impairment	27,448	—	4,800
Non-cash charge to investments	250	2,766	—
Changes in assets and liabilities:
Accounts receivable, net	4,981	14,880	(4,255)
Inventory	1,073	(999)	2,701
Prepaid expenses	(3,538)	(1,805)	(219)
Other assets	(4,332)	(3,617)	(1,412)
Accounts payable	(3,996)	4,986	(14,666)
Accrued expenses	6,645	(21,723)	37,814
Deferred revenue	(4,607)	(629)	(1,508)
Other long-term liabilities	1,761	1,433	3,481
Net cash provided by operating activities	110,806	98,361	115,319
Cash flows from investing activities:
Purchases of property, plant, and equipment	(11,090)	(10,631)	(10,155)
Proceeds from sale of publications, other assets and insurance	14,972	3,284	142,583
Acquisitions, net of cash acquired	(164,155)	(137,486)	(431,126)
Net cash used in investing activities	(160,273)	(144,833)	(298,698)
Cash flows from financing activities:
Payment of debt issuance costs	(3,576)	—	(592)
Borrowings under term loans	20,000	—	122,872
Borrowings under revolving credit facility	—	—	99,000
Repayments under term loans	(14,443)	(3,509)	(3,135)
Repayments under revolving credit facility	—	—	(104,000)
Payment of offering costs	(431)	(83)	(1,343)
Issuance of common stock, net of underwriter’s discount	—	135,849	150,866
Purchase of treasury stock	(664)	(417)	—
Repurchase of common stock	(5,001)	—	—
Payment of dividends	(75,608)	(59,760)	(57,360)
Net cash (used in) provided by financing activities	(79,723)	72,080	206,308
Net (decrease) increase in cash and cash equivalents	(129,190)	25,608	22,929
Cash and cash equivalents at beginning of period	172,246	146,638	123,709
Cash and cash equivalents at end of period	$43,056	$172,246	$146,638
Supplemental disclosures on cash flow information:
Cash interest paid	$33,626	$26,908	$21,726
Cash income taxes paid	$52	$2,601	$1,389
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
The Company is a leading U.S. publisher of local newspapers and related publications that are generally the leading source of local news and print advertising in their markets. As of December 31, 2017, the Company owned and operated 678 publications located in 38 states. The majority of the Company’s paid daily newspapers have been published for more than 100 years and are typically the only paid daily newspapers of general circulation in their respective nonmetropolitan markets. The Company’s publications generally face limited competition as a result of operating in small and midsized markets that can typically support only one newspaper. The Company has strategically clustered its publications in geographically diverse, nonmetropolitan markets in the Midwest and Eastern United States, which limits its exposure to economic conditions in any single market or region.
For our small to medium size business (“SMB”) category, we focus on leveraging our strong local media brands, our in-market sales force and our high consumer penetration rates with a variety of products and services that we believe will help SMBs expand their marketing advertising and other lead generation platforms. Central to this business strategy is our wholly owned subsidiary UpCurve, Inc.
As of December 31, 2017, the Company’s operating segments (Eastern US Publishing "East", Central US Publishing "Central", Western US Publishing "West", and BridgeTower) are aggregated into one reportable business segment.
(b) Basis of Presentation
The consolidated financial statements include the accounts of New Media and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.
(c) Newspaper Industry
The newspaper industry and the Company have experienced declining revenue and profitability over the past several years. As a result, the Company has implemented, and continues to implement, plans to reduce costs and preserve cash flow. This includes cost-reduction programs and the sale of non-core assets. The Company believes these initiatives along with cash provided by operating activities will provide it with the financial resources necessary to invest in the business and provide sufficient cash flow to enable the Company to meet its commitments. However, the Company did recognize goodwill and mastheads impairments during the second quarter of 2017. Refer to Note 6 “Goodwill and Intangible Assets” for further discussion.
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
(e) Fiscal Year
The Company’s fiscal year is a 52 or 53-week operating period ending on the last Sunday of the calendar year. The Company’s 2017, 2016 and 2015 fiscal years ended on December 31, December 25, and December 27, and encompassed 53, 52, and 52-week periods, respectively.

(f) Accounts Receivable
Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts. The Company’s allowance for doubtful accounts is based upon several factors including the length of time the receivables are past due, historical payment trends and current economic factors. The Company generally does not require collateral.
(g) Inventory
Inventory consists principally of newsprint, which is valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (“FIFO”) method. In 2017 and 2016, the Company purchased approximately 88% and 90%, respectively, of its newsprint from one vendor.
(h) Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Routine maintenance and repairs are expensed as incurred.
Depreciation is calculated under the straight-line method over the estimated useful lives, principally 1 to 40 years for buildings and improvements, 1 to 20 years for machinery and equipment, and 1 to 10 years for furniture, fixtures and computer software. Leasehold improvements are amortized under the straight-line method over the shorter of the lease term or estimated useful life of the asset.
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
In accordance with ASC 350, goodwill and intangible assets with indefinite lives are tested for impairment annually or when events indicate that an impairment could exist which may include an economic downturn in a market, a change in the assessment of future operations or a decline in the Company’s stock price. The Company performs an annual impairment assessment on the last day of its fiscal second quarter. As required by ASC 350, the Company performs its impairment analysis on each of its reporting units. The Company has the option to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company elects to perform a qualitative assessment and concludes it is not more likely than not that the fair value of the reporting unit is less than its carrying value, no further assessment of that reporting unit’s goodwill is necessary; otherwise goodwill must be tested for impairment. The reporting units have discrete financial information which are regularly reviewed by management. The fair value of the applicable reporting unit is compared to its carrying value. Calculating the fair value of a reporting unit requires significant estimates and assumptions by the Company. The Company estimates fair value by applying third-party market value indicators to projected cash flows and/or projected earnings before interest, taxes, depreciation, and amortization (EBITDA). In applying this methodology, the Company relies on a number of factors, including current operating results and cash flows, expected future operating results and cash flows, future business plans, and market data. If the carrying value of the reporting unit exceeds the estimate of fair value, the Company calculates the impairment as the excess of the carrying value of goodwill over its estimated fair value.
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
(k) Equity Investments
New Media uses the equity method of accounting for investments in which the Company exercises significant influence but does not control. The Company's share of net earnings or losses from equity method investments is included in Other (Income) Expense in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company accounts for non-marketable investments over which the Company does not have the ability to exercise significant influence under the cost method of accounting. The Company periodically evaluates the carrying value of its investments.
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
(q) Advertising Costs
Advertising costs are expensed in the period incurred. The Company incurred total advertising expenses for the years ended December 31, 2017, December 25, 2016, and December 27, 2015 of $14,589, $14,607 and $11,567, respectively.

(r) Earnings (loss) per share
Basic earnings (loss) per share is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issued through common stock equivalents.
(s) Stock-based Employee Compensation
ASC Topic 718, “Compensation – Stock Compensation” requires that all share-based payments to employees and the board of directors, including grants of stock options and restricted stock, be recognized in the consolidated financial statements over the service period (generally the vesting period) based on fair values measured on grant dates. The Company's accounting policy is to estimate the number of awards that will be forfeited.
(t) Pension and Postretirement Liabilities
ASC Topic 715, “Compensation – Retirement Benefits” requires recognition of an asset or liability in the consolidated balance sheet reflecting the funded status of pension and other postretirement benefit plans such as retiree health and life, with current-year changes in the funded status recognized in accumulated other comprehensive (loss) income. For the years ended December 31, 2017, December 25, 2016, and December 27, 2015, a total of $(1,484), $(819) and $1,311, net of taxes of $0, $0 and $0 after valuation allowance, respectively, was recognized in other comprehensive (loss) income income (see Note 13 “Pension and Postretirement Benefits”).
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
(w) Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606 or ASU 2014-09). ASU 2014-09 will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers - Principal versus Agent Considerations” (ASU 2016-08), which clarifies the implementation guidance on principal versus agent considerations. Based on a comprehensive assessment of the new guidance, including an evaluation of the five-step approach outlined within the guidance, the Company expects the adoption will not have a significant impact on revenue recognition. The Company expects no impact to opening retained earnings. However, the adoption will result in a change from gross to net revenue recognition for certain reseller arrangements, which will result in a reduction of revenue and operating expenses by a nominal amount with no impact to net income. Actual results may differ from these estimates. The Company adopted the new standard on January 1, 2018 using the modified retrospective approach.
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

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment” (Topic 350), which simplifies subsequent goodwill measurement by eliminating Step 2 from the goodwill impairment test. Under this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019, with early adoption permitted for annual goodwill impairment tests performed after January 1, 2017. The standard must be applied prospectively. The Company early-adopted the guidance of this accounting standard during the second quarter of fiscal 2017 in connection with its annual impairment testing to reduce the complexity and costs of evaluating goodwill for impairment. It was adopted on a prospective basis. As a result of the adoption, a single step quantitative test was performed. Refer to Note 6 “Goodwill and Intangible Assets” for further discussion.

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

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“AOCI”). This ASU provides entities the option to reclassify tax effects to retained earnings from AOCI which are impacted by the Tax Cuts and Jobs Act (“TCJA”). The ASU is effective for fiscal years beginning after December 15, 2018 but early adoption is permitted. The Company has a full valuation allowance for all tax benefits related to AOCI and therefore there are no tax effects to be reclassified to retained earnings for the year ended December 31, 2017. Accordingly, the Company will not elect to reclassify the income tax effects of the TCJA from AOCI to retained earnings under this accounting standard.

All other issued and not yet effective accounting standards are not relevant to the Company.

(2) Acquisitions and Dispositions
Acquisitions
2017 Acquisitions
The Company acquired substantially all the assets, properties and business of certain publications and businesses on November 6, 2017, October 30, 2017, October 2, 2017, July 6, 2017, June 30, 2017, February 10, 2017, and January 31, 2017 (“2017 Acquisitions”), which included four business publications, 22 daily newspapers, 34 weekly publications, 24 shoppers, two customer relationship management solutions providers, a social media app and an event production business for an aggregate purchase price of $165,053, including estimated working capital. The acquisitions were financed from cash on hand. The rationale for the acquisitions was primarily due to the attractive nature, as applicable, of the newspaper assets and event production business, and cash flows combined with cost-saving and revenue-generating opportunities available.
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
The following table summarizes the preliminary fair values of the assets and liabilities:

Current assets	$20,885
Other assets	108
Property, plant and equipment	50,359
Noncompete agreements	532
Advertiser relationships	34,077
Subscriber relationships	26,926
Customer relationships	5,638
Software	704
Mastheads	9,902
Goodwill	37,201
Total assets	186,332
Current liabilities	21,140
Other long-term liabilities	139
Total liabilities	21,279
Net assets	$165,053
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
The weighted average amortization periods for recently acquired amortizable intangible assets are in line with those listed in Note 6 "Goodwill and Intangible Assets".
The Company recorded approximately $978 of selling, general and administrative expenses for acquisition-related costs for the 2017 Acquisitions during the year ended December 31, 2017.
For tax purposes, the amount of goodwill that is expected to be deductible is $37,201.
2016 Acquisitions
The Company acquired substantially all the assets, properties and business of certain publications and businesses on November 30, 2016, September 30, 2016, August 1, 2016, June 29, 2016, April 29, 2016, April 22, 2016, March 18, 2016, January 12, 2016 and December 31, 2015 (“2016 Acquisitions”), which included 68 business publications, seven daily newspapers, seven weekly publications, 11 shoppers, and digital platforms for an aggregate purchase price of $135,908, including working capital. The acquisitions were financed from cash on hand. The rationale for the acquisitions was primarily due to the attractive nature, as applicable, of the newspaper assets and digital platforms, and cash flows combined with cost-saving and revenue-generating opportunities available.
The Company accounted for the 2016 Acquisitions under the acquisition method of accounting. The net assets, including goodwill, have been recorded in the consolidated balance sheet at their fair values in accordance with ASC 805.
The following table summarizes the assets and liabilities:

Current assets	20,820
Other assets	4,195
Property, plant and equipment	36,105
Noncompete agreements	886
Advertiser relationships	32,312
Subscriber relationships	13,696
Customer relationships	5,113
Software	5,783
Trade names	2,448
Mastheads	9,217
Goodwill	56,749
Total assets	187,324
Current liabilities	26,532
Pension obligations	16,299
Other long-term liabilities	8,585
Total liabilities	51,416
Net assets	135,908
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
The weighted average amortization periods for recently acquired amortizable intangible assets are in line with those listed in Note 6 "Goodwill and Intangible Assets".
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
(3) Share-Based Compensation
The Company recognized compensation cost for share-based payments of $3,135, $2,442, and $1,319 for the years ended December 31, 2017, December 25, 2016, and December 27, 2015, respectively. The total compensation cost not yet recognized related to non-vested awards as of December 31, 2017 was $3,396, which is expected to be recognized over a weighted average period of 1.67 years through December 2020.

Restricted Share Grants (“RSGs”)
On February 3, 2014, the Board of Directors of New Media (the "Board" or "Board of Directors") adopted the New Media Investment Group Inc. Nonqualified Stock Option and Incentive Award Plan (the “Incentive Plan”) that authorized up to 15,000,000 shares that can be granted under the Incentive Plan. On the same date, the Board adopted a form of the New Media Investment Group Inc. Non-Officer Director Restricted Stock Grant Agreement (the “Form Grant Agreement”) to govern the terms of awards of restricted stock (“New Media Restricted Stock”) granted under the Incentive Plan to directors who are not officers or employees of New Media (the “Non-Officer Directors”). On February 24, 2015, the Board adopted a form of the New Media Investment Group Inc. Employee Restricted Stock Grant Agreement (the “Form Employee Grant Agreement”) to govern the terms of awards of New Media Restricted Stock granted under the Incentive Plan to employees of New Media and its subsidiaries (the “Employees”). Both the Form Grant Agreement and the Form Employee Grant Agreement provide for the grant of New Media Restricted Stock that vests in equal annual installments on each of the first, second and third anniversaries of the grant date, subject to continued service, and immediate vesting in full upon death or disability. If service terminates for any other reason, all unvested shares of New Media Restricted Stock will be forfeited. During the period prior to the lapse and removal of the vesting restrictions, a grantee of a restricted stock grant (“RSG”) will have all the rights of a stockholder, including without limitation, the right to vote and the right to receive all dividends or other distributions. Any dividends or other distributions that are declared with respect to the shares of New Media Restricted Stock will be paid at the time such shares vest. The value of the RSGs on the date of issuance is recognized as selling, general and administrative expense over the vesting period with an increase to additional paid-in-capital.
As of December 31, 2017, the aggregate intrinsic value of unvested RSGs was $5,743.
RSG activity was as follows:

	Year Ended December 31, 2017		Year Ended December 25, 2016		Year Ended December 27, 2015
	Number of RSGs	Weighted-Average Grant Date Fair Value	Number of RSGs	Weighted-Average Grant Date Fair Value	Number of RSGs	Weighted-Average Grant Date Fair Value
Unvested at beginning of year	335,593	$18.18	244,848	$21.67	15,870	$14.18
Granted	186,153	15.85	193,737	15.31	234,267	22.01
Vested	(128,952)	18.87	(83,303)	21.51	(5,289)	14.18
Forfeited	(50,530)	16.80	(19,689)	19.22	—	—
Unvested at end of year	342,264	$16.86	335,593	$18.18	244,848	$21.67
Under FASB ASC Topic 718, “Compensation - Stock Compensation”, the Company elected to recognize share-based compensation expense for the number of awards that are ultimately expected to vest. The Company’s estimated forfeitures are based on historical forfeiture rates. Estimated forfeitures are reassessed periodically, and the estimate may change based on new facts and circumstances.
(4) Restructuring
Over the past several years, and in furtherance of the Company’s cost-reduction and cash-preservation plans outlined in Note 1 “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies”, the Company has engaged in a series of individual restructuring programs, designed primarily to right size the Company’s employee base, consolidate facilities and improve operations, including those of recently acquired entities. These initiatives impact all of the Company’s geographic regions and are often influenced by the terms of union contracts within the region. All costs related to these programs, which primarily reflect severance expense, are accrued at the time of announcement or over the remaining service period.
A rollforward of the accrued restructuring costs, included in accrued expenses on the balance sheet, for the years ended December 31, 2017 and December 25, 2016 is outlined below.

	Severance and Related Costs	Other Costs (1)	Total
Balance at December 27, 2015	$2,199	$322	$2,521
Restructuring provision included in Integration and Reorganization	6,782	1,570	8,352
Restructuring accrual assumed from acquisition	52	43	95
Cash payments	(7,855)	(1,579)	(9,434)
Balance at December 25, 2016	$1,178	$356	$1,534
Restructuring provision included in Integration and Reorganization	7,660	1,243	8,903
Cash payments	(8,121)	(1,233)	(9,354)
Balance at December 31, 2017	$717	$366	$1,083

(1)	Other costs primarily included costs to consolidate operations.
The restructuring reserve balance is expected to be paid out over the next twelve months.
The following table summarizes the costs incurred and cash paid in connection with these restructuring programs for the years ended December 31, 2017 and December 25, 2016.

	Year Ended December 31, 2017	Year Ended December 25, 2016
Severance and related costs	$7,660	$6,782
Severance and other costs assumed from acquisition	—	95
Other costs	1,243	1,570
Cash payments	(9,354)	(9,434)
(5) Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	December 31, 2017	December 25, 2016
Land	$42,046	$40,264
Buildings and improvements	204,235	189,714
Machinery and equipment	260,232	250,846
Furniture, fixtures, and computer software	33,371	30,059
Construction in progress	4,634	1,275
	544,518	512,158
Less: accumulated depreciation	(171,395)	(130,839)
Total	$373,123	$381,319
Depreciation expense for the years ended December 31, 2017, December 25, 2016, and December 27, 2015 was $50,438, $47,176, and $51,460, respectively.
As part of the ongoing cost reduction programs, the Company is consolidating print facilities, and during the year ended December 31, 2017, the Company ceased printing operations at 15 facilities.  As a result, the Company recognized an impairment charge related to retired equipment of $7,142 and accelerated depreciation of $2,429 over the revised useful life of the equipment during the year ended December 31, 2017.

(6) Goodwill and Intangible Assets
Goodwill and intangible assets consisted of the following:

	December 31, 2017
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Advertiser relationships	208,995	37,046	171,949
Customer relationships	30,576	5,094	25,482
Subscriber relationships	117,870	20,814	97,056
Other intangible assets	10,866	4,634	6,232
Total	$368,307	$67,588	$300,719
Nonamortized intangible assets:
Goodwill	$236,555
Mastheads	102,774
Total	$339,329
	December 25, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Advertiser relationships	$174,918	$24,618	$150,300
Customer relationships	24,938	3,153	21,785
Subscriber relationships	90,944	13,911	77,033
Other intangible assets	9,589	1,950	7,639
Total	$300,389	$43,632	$256,757
Nonamortized intangible assets:
Goodwill	$227,954
Mastheads	94,720
Total	$322,674
As of December 31, 2017, the weighted average amortization periods for amortizable intangible assets are 14.8 years for advertiser relationships, 14.7 years for customer relationships, 14.0 years for subscriber relationships, and 4.7 years for other intangible assets. The weighted average amortization period in total for all amortizable intangible assets is 14.2 years.
Amortization expense for the years ended December 31, 2017, December 25, 2016, and December 27, 2015 was $23,956, $20,598, and $16,292, respectively. Estimated future amortization expense as of December 31, 2017, is as follows:

For the following fiscal years:
2018	28,316
2019	26,596
2020	25,541
2021	25,362
2022	25,303
Thereafter	169,601
Total	$300,719

The changes in the carrying amount of goodwill for the years ended December 31, 2017 and December 25, 2016 are as follows:

Balance at December 27, 2015, net of accumulated impairment losses of $0	$171,119
Goodwill acquired in business combinations	56,914
Goodwill related to divestitures	(79)
Balance at December 25, 2016, net of accumulated impairment losses of $0	227,954
Goodwill acquired in business combinations	37,037
Goodwill impairment	(25,641)
Goodwill related to divestitures	(2,795)
Balance at December 31, 2017, net of accumulated impairment losses of $25,641	$236,555
The Company’s annual impairment assessment is made on the last day of its fiscal second quarter.
During the fourth quarter of 2015, the Company reorganized its management structure to align with the geography of the market served. As a result, the composition of the Company's reporting units changed and the fair value of goodwill was allocated to each of the new reporting units based on a relative fair value allocation approach: West, Central and East. Due to the change in the composition of the reporting units, the Company performed a goodwill impairment test before and after the reorganization. The Company also assessed its mastheads for impairment as a result of the reorganization.
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
The fair values of the Company’s reporting units for goodwill impairment testing and newspaper mastheads were estimated using the expected present value of future cash flows, recent industry multiples and using estimates, judgments and assumptions that management believes were appropriate in the circumstances. The estimates and judgments used in the assessment included multiples for revenue and EBITDA, the weighted average cost of capital, royalty rate and the terminal growth rate. The Company determined that the future cash flow and industry multiple analyses provided the best estimate of the fair value of its reporting units and newspaper mastheads. Similar methodology and assumptions were utilized for the post-reorganization impairment assessment. In the resulting Step 1 analysis that was performed post-reorganization, fair values of the reporting units were determined to be greater than the carrying values of the reporting units. Additionally, the estimated fair value exceeded carrying value for all mastheads. The total estimate of reporting unit fair value was reconciled to its then market capitalization (based upon the stock market price and fair value of debt) plus an estimated control premium.
As part of the annual impairment assessments, as of June 26, 2016, the fair values of the Company’s reporting units for goodwill impairment testing, which include East, Central, and West, and indefinite-lived intangible assets, which include newspaper mastheads, were estimated using the expected present value of future cash flows, recent industry multiples and using estimates, judgments and assumptions that management believes were appropriate in the circumstances. The estimates and judgments used in the assessment included multiples for revenue and EBITDA, the weighted average cost of capital, royalty rate and the terminal growth rate. The Company determined that the future cash flow and industry multiple analysis provided the best estimate of the fair value of its reporting units and newspaper mastheads.  As a result of the annual assessment’s Step 1 analysis that was performed, no impairment of goodwill was identified. The Company uses a “relief from royalty” approach which utilizes a discounted cash flow model to determine the fair value of each masthead.  Additionally, the estimated fair value exceeded carrying value for all mastheads. The Company performed a qualitative assessment for the recently-acquired BridgeTower reporting unit and masthead and concluded that it is not more likely than not that the goodwill and indefinite-lived intangible assets are impaired.  When we evaluate the potential for impairment using a qualitative assessment, we consider factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, entity specific factors, such as strategy and changes in key personnel, and overall financial performance. As a result, no quantitative impairment testing was performed for this reporting unit. The total Company’s estimate of reporting unit fair value was reconciled to its then market capitalization (based upon the stock market price and fair value of debt) plus an estimated control premium.
As of September 25, 2016, December 25, 2016, and March 26, 2017, a review of impairment indicators was performed by the Company noting that its financial results and forecast had not changed materially since the June 26, 2016 annual impairment test, and it was determined that no indicators of impairment were present.
As part of the annual impairment assessments, as of June 25, 2017, the fair values of the Company’s reporting units, which include East, West, Central and BridgeTower, for goodwill impairment testing and indefinite-lived intangible assets, which include newspaper mastheads, were estimated using the expected present value of future cash flows, recent industry multiples and using estimates, judgments and assumptions that management believes were appropriate in the circumstances. The estimates and judgments used in the assessment included multiples for EBITDA, the weighted average cost of capital, royalty rate and the terminal growth rate. The Company determined that the future cash flow and industry multiple analyses provided the best estimate of the fair value of its reporting units and newspaper mastheads.  As a result of the annual assessment, the Company recorded a goodwill impairment in two of its reporting units, Central and West, for a total of $25,641. The impairment is primarily due to continuing economic pressures in the newspaper industry and a decline in the Company's stock price. Key assumptions in the impairment analysis include revenue and EBITDA projections, discount rates, long-term growth rates and the effective tax rate that the Company determined to be appropriate. Revenue projections reflected slight declines in the current and next year, and revenues are expected to moderate to a terminal growth rate of 1%. Discount rates ranged from 16% to 17%. The effective tax rate was 40%.
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
The Company considered the impairment of goodwill in the second quarter to be a potential indicator of impairment under ASC 360. The Company determined that the long-lived asset groups were the same as its reporting units. The Company performed an analysis of its undiscounted cash flows in the Central and West reporting units to determine if there was an impairment of long-lived assets. The sum of undiscounted cash flows over the primary asset’s weighted-average remaining useful life exceeded the groups’ carrying values, and, accordingly, no impairment was recorded as a result of this analysis.
As of September 24, 2017 and December 31, 2017, a review of impairment indicators was performed by the Company noting that its financial results and forecast had not changed materially since the annual impairment test, and it was determined that no indicators of impairment were present.

(7) Accrued Expenses
Accrued expenses consisted of the following:

	December 31, 2017	December 25, 2016
Accrued payroll and related liabilities	$19,229	$14,228
Accrued bonus	12,556	11,806
Accrued insurance	11,463	9,579
Accrued legal and professional fees	2,760	2,476
Accrued interest expense	160	6,366
Accrued taxes	4,631	3,504
Accrued restructuring	1,083	1,534
Accrued management and incentive fees	11,039	9,299
Accrued other	34,106	25,597
	$97,027	$84,389
(8) Lease Commitments
The future minimum lease payments related to the Company’s non-cancelable operating lease commitments as of December 31, 2017 are as follows:

For the following fiscal years:
2018	$22,384
2019	19,010
2020	17,413
2021	14,988
2022	12,465
Thereafter	83,044
Total minimum lease payments	$169,304
Rental expense under operating leases for the years ended December 31, 2017, December 25, 2016, and December 27, 2015 was $27,248, $24,855, and $22,425, respectively.
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
(9) Indebtedness
New Media Credit Agreement
On June 4, 2014, New Media Holdings II LLC (the “New Media Borrower”), a wholly owned subsidiary of New Media, entered into a credit agreement (the “New Media Credit Agreement”) among the New Media Borrower, New Media Holdings I LLC (“Holdings I”), the lenders party thereto, RBS Citizens, N.A. and Credit Suisse Securities (USA) LLC as joint lead arrangers and joint bookrunners, Credit Suisse AG, Cayman Islands Branch as syndication agent and Citizens Bank of Pennsylvania as administration agent which provided for (i) a $200,000 senior secured term facility (the “Term Loan Facility” and any loan thereunder, including as part of the Incremental Facility, “Term Loans”), (ii) a $25,000 senior secured revolving credit facility, with a $5,000 sub-facility for letters of credit and a $5,000 sub-facility for swing loans, (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Senior Secured Credit Facilities”) and (iii) the ability for the New Media Borrower to request one or more new commitments for term loans or revolving loans from time to time up to an aggregate total of $75,000 (the “Incremental Facility”) subject to certain conditions. On June 4, 2014, the New Media Borrower borrowed $200,000 under the Term Loan Facility (the “Initial Term Loans”). As of December 31, 2017, $0 was drawn under the Revolving Credit Facility. The Term Loans mature on July 14, 2022 and the maturity date for the Revolving Credit Facility is July 14, 2021. The New Media Credit Agreement was amended:
• on September 3, 2014, to provide for additional term loans under the Incremental Facility in an aggregate principal amount of $25,000 (the "2014 Incremental Term Loan");
•on November 20, 2014, to increase the amount of the Incremental Facility that may be requested after the date of the amendment from $75,000 to $225,000;
•on January 9, 2015, to provide for $102,000 in additional term loans (the "2015 Incremental Term Loan") and $50,000 in additional revolving commitments (the “2015 Incremental Revolver") under the Incremental Facility and to make certain amendments to the Revolving Credit Facility in connection with the purchase of the assets of Halifax Media;
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
As of December 31, 2017 the New Media Credit Agreement had a weighted average interest rate of 7.82%.
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

The New Media Credit Agreement contains customary representations and warranties and affirmative covenants and negative covenants applicable to Holdings I, the New Media Borrower and the New Media Borrower’s subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, fundamental changes, dispositions, dividends and other distributions, and events of default. The New Media Credit Agreement contains a financial covenant that requires Holdings I, the New Media Borrower and the New Media Borrower’s subsidiaries to maintain a maximum total leverage ratio of 3.25 to 1.00.
As of December 31, 2017, the Company is in compliance with all of the covenants and obligations under the New Media Credit Agreement.
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
The Advantage Florida Debt was in the principal amount of $10,000 and bore interest at the rate of 5.25% per annum, payable quarterly in arrears, and matured on December 31, 2016. On December 30, 2016, the Company paid the outstanding balance under the Advantage Florida Debt in the amount of $10,000 with cash on hand. The Advantage Alabama Debt is in the principal amount of $8,000 and bears interest at the rate of LIBOR plus 6.25% per annum (with a minimum of 1% LIBOR) payable quarterly in arrears, maturing on March 31, 2019. The Advantage Alabama Debt is secured by a perfected second priority security interest in all the assets of the Alabama Advantage Borrowers and certain other subsidiaries of the Company, subject to the limitation that the maximum amount of secured obligations is $15,000. The Halifax Alabama Credit Agreement is unconditionally guaranteed by Holdings I and certain subsidiaries of the New Media Borrowers and is required to be guaranteed by all future material wholly-owned domestic subsidiaries of the Alabama Advantage Borrowers, subject to certain exceptions. The Advantage Alabama Debt is subordinated to the New Media Credit Agreement pursuant to an intercreditor agreement.
The Halifax Alabama Credit Agreement contains covenants substantially consistent with those contained in the New Media Credit Agreement in addition to those required for compliance with the New Markets Tax Credit program. The Alabama Advantage Borrowers are permitted to make voluntary prepayments at any time without premium or penalty. The Alabama Advantage Borrowers are required to repay borrowings under the Halifax Alabama Credit Agreement (without payment of a premium) with (i) net cash proceeds of certain debt obligations (except as otherwise permitted under the Halifax Alabama Credit Agreement) and (ii) net cash proceeds from non-ordinary course asset sales (subject to reinvestment rights and other exceptions).
The Halifax Alabama Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Alabama Advantage Borrowers and certain of the Company's subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, fundamental changes, dispositions, and dividends and other distributions. The Halifax Alabama Credit Agreement contains a financial covenant that requires Holdings I, the New Media Borrower and the New Media Borrower’s subsidiaries to maintain a maximum total leverage ratio of 3.75 to 1.00. The Halifax Alabama Credit Agreement contains customary events of default.
As of December 31, 2017, the Company is in compliance with all of the covenants and obligations under the Halifax Alabama Credit Agreement.

Fair Value
The fair value of long-term debt under the Senior Secured Credit Facilities and the Advantage Alabama Debt was estimated at $368,351 as of December 31, 2017, based on discounted future contractual cash flows and a market interest rate adjusted for necessary risks, including the Company’s own credit risk as there are no rates currently observable in publicly traded debt markets of risk with similar terms and average maturities. Accordingly, the Company’s long-term debt under the Senior Secured Credit Facilities is classified within Level 3 of the fair value hierarchy.
Payment Schedule
As of December 31, 2017, scheduled principal payments of outstanding debt are as follows:

2018	$2,716
2019	11,622
2020	3,622
2021	3,622
2022	346,769
$368,351
Less:
Short-term debt	2,716
Remaining original issue discount	3,755
Deferred financing costs	4,685
Long-term debt	$357,195
(10) Income Taxes
Income tax expense (benefit) on income (loss) from continuing operations for the periods shown below consisted of:

	Current	Deferred	Total
Year Ended December 31, 2017:
U.S. Federal	$—	$(617)	$(617)
State and local	1,003	95	1,098
	$1,003	$(522)	$481
Year Ended December 25, 2016:
U.S. Federal	$—	$(2,913)	$(2,913)
State and local	543	51	594
	$543	(2,862)	$(2,319)
Year Ended December 27, 2015:
U.S. Federal	$857	$933	$1,790
State and local	1,380	234	1,614
	$2,237	1,167	$3,404

Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income (loss) from continuing operations before income taxes as a result of the following:

	Year Ended December 31, 2017	Year Ended December 25, 2016	Year Ended December 27, 2015
Computed “expected” tax expense (benefit)	$(148)	$9,969	$24,307
Increase (decrease) in income tax benefit resulting from:
State and local income taxes, net of federal benefit	1,139	873	902
Net nondeductible meals, entertainment, and other expenses	1,027	796	890
Tax Effects- 2017 Legislation	(4,200)	—	—
Change in valuation allowance	2,663	(13,922)	(23,952)
Increase (decrease) to provision for unrecognized tax benefits	—	—	249
Alternative minimum tax	—	—	920
Other	—	(35)	88
	$481	$(2,319)	$3,404
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of December 31, 2017 and December 25, 2016 are presented below:

	December 31, 2017	December 25, 2016
Non-current deferred tax assets/(liabilities):
Accounts receivable	$1,328	$1,560
Accrued expenses	6,768	10,945
Inventory capitalization	1,055	1,508
Alternative minimum tax credit	—	818
Pension and other postretirement benefit obligation	3,365	4,635
Definite and indefinite lived intangible assets	4,076	19,266
Net operating losses	60,360	79,991
Fixed assets	(15,156)	(28,550)
Gross non-current deferred tax assets/liabilities	61,796	90,173
Less valuation allowance	(69,876)	(97,959)
Net deferred tax liabilities	$(8,080)	$(7,786)
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.
On December 22, 2017, the TCJA was signed into legislation. The Company has recorded a tax benefit of $4,200 which is primarily attributable to a re-measurement of deferred tax assets and deferred tax liabilities. The tax benefit is also attributable to a valuation allowance release of $800 related to an alternative minimum tax credit that is refundable in 2021 or earlier. As of December 31, 2017, we have made a reasonable estimate of the effects on the change in deferred tax balances under the TCJA. These amounts are provisional and subject to change as the determination of the impact of the income tax effects will require additional analysis and further interpretation of the TCJA from yet to be issued FASB guidance and U.S. Treasury regulations.
In addition, the TCJA imposes a new limit on interest expense deductions with respect to any debt outstanding on January 1, 2018. We have evaluated the effect of this rule and do not expect that the Company will be limited in its ability to claim interest expense deductions at this time although limitations may apply after 2021.
As a result of the restructuring in 2013, we recognized cancellation of indebtedness income, which is not subject to tax provided we reduce certain tax attributes. The final determination of the reduction in tax attributes was made in 2014. At that time, final calculations were made as to the manner in which we would reduce our tax attributes. For the year ended December 27, 2015, the valuation allowance decrease was primarily attributable to finalization of tax attribute reduction adjustments from the cancellation of indebtedness. During the year ended December 27, 2015, the valuation allowance decreased by $27,172 of which $26,660 was a benefit to earnings and $512 was recorded as an increase to accumulated other comprehensive income. During the year ended December 25, 2016, the valuation allowance decreased by $14,805 of which $15,126 was a benefit to earnings and $321 was recorded as a decrease to accumulated other comprehensive income. During the year ended December 31, 2017, the valuation allowance decreased by $28,083 of which $27,957 was a benefit to earnings and $126 was recorded as an increase to accumulated other comprehensive income. The primary reason for the decline in the valuation allowance for 2017 was attributable to the remeasurement of deferred taxes under the TCJA.
At December 31, 2017, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $222,663 after tax attribute reductions, which are available to offset future taxable income, if any. State net operating loss carryforwards may differ significantly from federal net operating loss carryforwards due to state tax attribute reduction requirements that differ from federal tax law. These federal and state net operating loss carryforwards begin to expire on various dates from 2019 through 2037. The majority of the operating losses are subject to the limitations of Internal Revenue Code (the “Code”) Section 382. This section provides limitations on the availability of net operating losses to offset current taxable income if significant ownership changes have occurred for federal tax purposes.
A reconciliation of the beginning and ending amount of uncertain tax positions for the years ended December 31, 2017, December 25, 2016 and December 27, 2015 are as follows:

Balance as of December 28, 2014	$1,040
Increases based on tax positions in 2015 and tax attribute reductions	249
Uncertain tax positions as of December 27, 2015	$1,289
Decreases based on tax positions prior to 2016	(113)
Uncertain tax positions as of December 25, 2016	$1,176
Decreases based on tax positions prior to 2017	(16)
Uncertain tax positions as of December 31, 2017	$1,160
At December 31, 2017, the Company had uncertain tax positions of $1,160, which, if recognized, would impact the effective tax rate. The Company did not record significant amounts of interest and penalties related to uncertain tax positions for the year ended December 31, 2017. The Company does not anticipate significant increases or decreases in our uncertain tax positions within the next twelve months. The Company recognizes penalties and interest relating to uncertain tax positions in the provision for income taxes. At December 31, 2017 and December 25, 2016, the accrual for uncertain tax positions, included $199 and $175 of interest and penalties, respectively.
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
(11) Equity
(Loss) Earnings Per Share
The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Year Ended December 31, 2017	Year Ended December 25, 2016	Year Ended December 27, 2015
Numerator for earnings per share calculation:
Net (loss) income	$(915)	$31,641	$67,614
Denominator for earnings per share calculation:
Basic weighted average shares outstanding	53,010,421	45,234,369	44,039,415
Effect of dilutive securities:
Stock Options and Restricted Stock Grants	—	82,538	169,699
Diluted weighted average shares outstanding	53,010,421	45,316,907	44,209,114

Basic net (loss) income per share	$(0.02)	$0.70	$1.54
Diluted net (loss) income per share	$(0.02)	$0.70	$1.53
For the years ended December 31, 2017, December 25, 2016, and December 27, 2015, 1,362,479, 1,362,479, and 1,362,479 common stock warrants, 342,264, 0, and 0 RSGs, and 2,214,811, 1,450,000, and 0 stock options, respectively, were excluded from the computation of diluted (loss) income per share because their effect would have been antidilutive.
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
The following table includes additional information regarding the Manager stock options:

	Number of Options	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 27, 2015	1,445,062	$4.92	$18.61	8.9	$2,995
Granted	862,500	$2.65	$16.00
Outstanding at December 25, 2016	2,307,562	$4.07	$17.64	8.7	$186
Exercised	(92,751)	$3.98	$14.37
Outstanding at December 31, 2017	2,214,811	$4.08	$16.90	7.7	$2,245

Exercisable at December 31, 2017	1,722,311		$17.15	7.3	$1,861
Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component for the years ended December 25, 2016 and December 31, 2017 are outlined below.

Net actuarial loss
Balance at December 27, 2015	$(3,158)
Other comprehensive loss before reclassifications	(816)
Amounts reclassified from accumulated other comprehensive loss (1)	(3)
Net current period other comprehensive loss, net of taxes	(819)
Balance at December 25, 2016	$(3,977)
Other comprehensive loss before reclassifications	(1,530)
Amounts reclassified from accumulated other comprehensive loss (1)	46
Net current period other comprehensive loss, net of taxes	(1,484)
Balance at December 31, 2017	$(5,461)

(1)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost. See Note 13 “Pension and Postretirement Benefits”.
The following table presents reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2017, December 25, 2016, and December 27, 2015.

	Amounts Reclassified from Accumulated Other Comprehensive Loss			Affected Line Item in the Consolidated Statements of Operations and Comprehensive Loss
	Year Ended December 31, 2017	Year Ended December 25, 2016	Year Ended December 27, 2015
Amortization of unrecognized loss (gain)	$46	$(3)	$84	(1)
Amounts reclassified from accumulated other comprehensive loss	46	(3)	84	Income before income taxes
Income tax benefit	—	—	—	Income tax (benefit) expense
Amounts reclassified from accumulated other comprehensive loss, net of taxes	$46	$(3)	$84	Net income

(1)
This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost and recognized in selling, general and administrative. See Note 13 “Pension and Postretirement Benefits”.

Dividends

During the year ended December 27, 2015, the Company paid dividends of $1.29 per share of Common Stock.
During the year ended December 25, 2016, the Company paid dividends of $1.34 per share of Common Stock.
During the year ended December 31, 2017, the Company paid dividends of $1.42 per share of Common Stock.
(12) Employee Benefit Plans
For the years ended December 31, 2017, December 25, 2016, and December 27, 2015, the Company maintained the New Media Investment Group Inc. Retirement Savings Plan, which was previously known as the GateHouse Media, Inc. Retirement Savings Plan, (the “New Media 401(k) Plan”), which is intended to be a qualified defined contribution plan with a cash or deferred arrangement under Section 401(k) of the Code. The Company became the plan sponsor of the New Media 401(k) Plan effective January 1, 2014. In general, eligible employees of the Company and participating affiliates who satisfy minimum age and service requirements are eligible to participate. Eligible employees can contribute amounts up to 100% of their eligible compensation to the New Media 401(k) Plan, subject to IRS limitations. The New Media 401(k) Plan also provides for discretionary matching and nonelective contributions that can be made in separate amounts among different allocation groups. For the years ended December 31, 2017, December 25, 2016, and December 27, 2015, the Company’s matching contributions to the New Media 401(k) Plan were $3,365, $2,959, and $2,527, respectively. The Company did not make nonelective contributions for the reported years.
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
The George W. Prescott Company pension plan, assumed in the Enterprise News Media, LLC acquisition, was amended to freeze all future benefit accruals as of December 31, 2008, except for a select group of union employees whose benefits were frozen during 2009. Also, during 2008, the medical and life insurance benefits were frozen, and the plan was amended to limit future benefits to a select group of active employees under the Enterprise News Media, LLC postretirement medical and life insurance plan. Benefits under the postretirement medical and life insurance plan assumed with the Copley Press, Inc. acquisition are only available to Brush-Moore employees hired before January 1, 1976. The Times Publishing Company pension plan was frozen prior to the acquisition.
The following table provides a reconciliation of benefit obligations, plan assets and funded status, along with the related amounts in the consolidated balance sheets of the Company’s pension and postretirement medical and life insurance plans as of December 31, 2017 and December 25, 2016:

	Pension		Postretirement
	Year Ended December 31, 2017	Year Ended December 25, 2016	Year Ended December 31, 2017	Year Ended December 25, 2016
Change in projected benefit obligation:
Benefit obligation at beginning of period	$78,323	$26,161	$5,010	$5,630
Benefit obligation assumed during the period	—	52,312	—	—
Service cost	630	300	11	14
Interest cost	3,143	3,255	189	213
Actuarial loss (gain)	5,850	1,267	(88)	(555)
Benefits and expenses paid	(5,602)	(4,972)	(481)	(306)
Participant contributions	—	—	211	33
Employer implicit subsidy fulfilled	—	—	(17)	(19)
Projected benefit obligation at end of period	$82,344	$78,323	$4,835	$5,010
Change in plan assets:
Fair value of plan assets at beginning of period	$57,266	$20,560	$—	$—
Fair value of plan assets assumed during the period	—	36,012	—	—
Actual return on plan assets	8,390	4,069	—	—
Employer contributions	1,485	1,597	—	—
Benefits paid	(4,750)	(4,666)	—	—
Expenses paid	(852)	(306)	—	—
Fair value of plan assets at end of period	$61,539	$57,266	$—	$—
Reconciliation of funded status:
Benefit obligation at end of period	$(82,344)	$(78,323)	$(4,835)	$(5,010)
Fair value of assets at end of period	61,539	57,266	—	—
Funded status	(20,805)	(21,057)	(4,835)	(5,010)
Unrecognized actuarial loss (gain)	6,227	4,803	(766)	(826)
Net accrued benefit cost	$(14,578)	$(16,254)	$(5,601)	$(5,836)
Balance sheet presentation:
Accrued liabilities	$—	$—	$375	$358
Pension and other postretirement benefit obligations	20,805	21,057	4,460	4,652
Accumulated other comprehensive (loss) income	(6,227)	(4,803)	766	826
Net accrued benefit cost	$14,578	$16,254	$5,601	$5,836
Comparison of obligations to plan assets:
Projected benefit obligation	$82,344	$78,323	$4,835	$5,010
Accumulated benefit obligation	82,344	78,323	4,835	5,010
Fair value of plan assets	61,539	57,266	—	—

The following table provides the components of net periodic benefit cost and other changes in plan assets recognized in other comprehensive (loss) income of the Company’s pension and postretirement medical and life insurance plans for the years ended December 31, 2017, December 25, 2016, and December 27, 2015:

	Pension			Postretirement
	Year Ended December 31, 2017	Year Ended December 25, 2016	Year Ended December 27, 2015	Year Ended December 31, 2017	Year Ended December 25, 2016	Year Ended December 27, 2015
Components of net periodic benefit cost:
Service cost	$630	$300	$300	$11	$14	$19
Interest cost	3,143	3,255	1,149	189	213	223
Expected return on plan assets	(4,157)	(4,174)	(1,636)	—	—	—
Amortization of unrecognized loss (gain)	194	94	84	(148)	(97)	—
Net periodic benefit (credit) cost	$(190)	$(525)	$(103)	$52	$130	$242
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss (gain)	$1,618	$1,371	$(305)	$(88)	$(555)	$(922)
Amortization of net actuarial (loss) gain	(194)	(94)	(84)	148	97	—
Total recognized in other comprehensive income (loss)	$1,424	$1,277	$(389)	$60	$(458)	$(922)
The following assumptions were used in connection with the Company’s actuarial valuation of its defined benefit pension and postretirement plans obligation:

	Pension		Postretirement
	December 31, 2017	December 25, 2016	December 31, 2017	December 25, 2016
Weighted average discount rate	3.5%	4.1%	3.3%	3.9%
Rate of increase in future compensation levels	—	—	—	—
Expected return on assets	7.5%	7.6%	—	—
Current year medical trend	—	—	6.6%	6.9%
Ultimate year medical trend	—	—	4.5%	4.5%
Year of ultimate trend	—	—	2025	2025
The following assumptions were used to calculate the net periodic benefit cost for the Company’s defined benefit pension and postretirement plans:

	Pension			Postretirement
	Year Ended December 31, 2017	Year Ended December 25, 2016	Year Ended December 27, 2015	Year Ended December 31, 2017	Year Ended December 25, 2016	Year Ended December 27, 2015
Weighted average discount rate	4.1%	3.9%	4.2%	3.9%	4.3%	3.8%
Rate of increase in future compensation levels	—	—	—	—	—	—
Expected return on assets	7.5%	7.6%	7.8%	—	—	—
Current year medical trend	—	—	—	6.7%	7.2%	7.3%
Ultimate year medical trend	—	—	—	4.5%	4.5%	4.8%
Year of ultimate trend	—	—	—	2026	2026	2025
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

	Postretirement
	2017	2016
Effect of 1% increase in health care cost trend rates
Accumulated postretirement benefit obligation	$5,188	$5,366
Dollar change	$353	$356
Percent change	7.3%	7.1%
Effect of 1% decrease in health care cost trend rates
Accumulated postretirement benefit obligation	$4,534	$4,708
Dollar change	$(301)	$(302)
Percent change	(6.2)%	(6.0)%
Fair Value of the majority of plan assets is measured on a recurring basis using quoted market prices in active markets for identical assets, Level 1 input. The pension plan’s assets by asset category are as follows:

	Year Ended December 31, 2017		Year Ended December 25, 2016
	Dollar	Percent	Dollar	Percent
Equity mutual funds	$37,383	61%	$35,319	62%
Fixed income mutual funds	15,092	24%	14,449	25%
Cash and cash equivalents	1,805	3%	824	1%
Other	7,259	12%	6,674	12%
Total	$61,539	100%	$57,266	100%
The plan fiduciaries of the pension plan set investment policies and strategies for the pension trusts. Objectives include preserving the funded status of the plan and balancing risk against return.
The general target allocation for the George W. Prescott Publishing Company LLC Pension Plan is 70% in equity funds and 30% in fixed income funds for the plan’s investments. To accomplish this goal, each plan’s assets are actively managed by outside investment managers with the objective of optimizing long-term return while maintaining a high standard of portfolio quality and proper diversification. The Company monitors the maturities of fixed income securities so that there is sufficient liquidity to meet current benefit payment obligations. The George W. Prescott Publishing Company LLC Pension Plan had an accumulated benefit obligation of $28,938 and $26,888 and a plan asset fair value of $21,600 and $20,326 at December 31, 2017 and December 25, 2016, respectively.
The general target allocation for the Times Publishing Company Pension Plan is 52% in equity funds, 26% in fixed income securities, 20% in alternative securities and 2% in cash or money market funds. The Times Publishing Company Pension Plan, assumed in 2016, had an accumulated benefit obligation of $53,406 and $51,435 and an asset fair value of $39,939 and $36,940 at December 31, 2017 and December 25, 2016, respectively.
The following benefit payments, which reflect expected future services, as appropriate, are expected to be paid as follows:

	Pension	Postretirement
2018	$4,795	$376
2019	4,786	362
2020	4,772	341
2021	4,734	346
2022	4,755	330
2023-2027	23,428	1,496
Employer contribution expected to be paid during the year ending December 30, 2018	$1,765	$376

The postretirement plans are not funded.
The aggregate amount of net actuarial loss related to the Company’s pension and postretirement plans recognized in other comprehensive (loss) income as of December 31, 2017 was $5,461 of which $195 is expected to be amortized in 2018.
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

The Company’s participation in these plans for the year ended December 31, 2017, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employee Identification Number (EIN) and the three-digit plan number. Unless otherwise noted, the two most recent Pension Protection Act (PPA) zone statuses available are for the plans for the years ended 2017 and 2016, respectively. The zone status is based on information that the company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded; plans in the orange zone are both a) less than 80% funded and b) have an accumulated/expected funding deficiency in any of the next six plan years, net of any amortization extensions; plans in the yellow zone meet either one of the criteria mentioned in the orange zone; and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.
The Company makes all required contributions to these plans as determined under the respective CBAs. For each of the plans listed below, the Company’s contribution represented less than 5% of total contributions to the plan.

	EIN Number/	Zone Status		FIP/RP Status Pending/	Contributions (in thousands)			Surcharge	Expiration
Pension Plan Name	Plan Number	2017	2016	Implemented	2017	2016	2015	Imposed	Dates of CBAs
CWA/ITU Negotiated Pension Plan	13-6212879/001	Red	Red	Implemented	$10	$11	$12	No	May 4, 2017
GCIU—Employer Retirement Benefit Plan (1)	91-6024903/001	Red	Red	Implemented	84	89	99	No	Under negotiation
The Newspaper Guild International Pension Plan (1)	52-1082662/001	Red	Red	Implemented	36	40	38	No	July 1, 2018 and November 14, 2018
Total					$130	$140	$149

(1)	This plan has elected to utilize special amortization provisions provided under the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010.
The Company assumed two multi-employer plan withdrawal liabilities in one of the 2016 Acquisitions.  The liability at the acquisition date was estimated to be approximately $1,240, excluding interest.  The penalties are payable over twenty years.  The balance as of December 31, 2017 is approximately $1,145.
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
The following table provides information for the Company’s major categories of financial assets and liabilities measured or disclosed at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
As of December 31, 2017
Assets
Cash and cash equivalents	$43,056	$—	$—	$43,056
Restricted cash	3,106	—	—	3,106
As of December 25, 2016
Assets
Cash and cash equivalents	$172,246	$—	$—	$172,246
Restricted cash	3,406	—	—	3,406
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
Restricted cash at December 31, 2017 and December 25, 2016, in the aggregate amount of $3,106 and $3,406, respectively, is used as cash collateral for certain business operations.
(16) Related-Party Transactions
As of December 29, 2013, Newcastle (an affiliate of FIG LLC (the "Manager"), an affiliate of Fortress Investment Group LLC ("Fortress")) beneficially owned approximately 84.6% of our outstanding common stock. On February 13, 2014, Newcastle completed the spin-off of the Company. On February 14, 2014 New Media became a separate, publicly traded company trading on the NYSE under the ticker symbol “NEWM”. As a result of the spin-off and listing, the fees included in the Management Agreement (as defined below) with the Manager became effective. As of December 31, 2017, Fortress and its affiliates owned approximately 1.3% of the Company’s outstanding stock and approximately 39.5% of the Company’s outstanding warrants. The Manager (or its affiliates) holds 2,214,811 stock options of the Company’s stock as of December 31, 2017. During the years ended December 31, 2017, December 25, 2016 and December 27, 2015, Fortress and its affiliates were paid $968, $913 and $879 in dividends, respectively.
In addition, the Company’s Chairman, Wesley Edens, is also a member of the board of directors of FIG LLC and a member of the board of directors of Fortress. The Company does not pay Mr. Edens a salary or any other form of compensation.
Our Chief Operating Officer owns an interest in a company from which we recognized revenue of $614, $636 and $508 during the years ended December 31, 2017, December 25, 2016 and December 27, 2015, respectively, for commercial printing services and managed information technology services which is included in commercial printing and other on the consolidated statement of operations and comprehensive income (loss).
Our Chief Executive Officer and Chief Financial Officer are employees of Fortress and their salaries are paid by Fortress.
Management Agreement
On November 26, 2013, we entered into a management agreement (the "Management Agreement") with our Manager. Our Management Agreement requires our Manager to manage our business affairs subject to the supervision of our Board of Directors. On March 6, 2015, the Company’s independent directors on the Board approved an amendment to the Management Agreement.
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
The Company recognized $10,622, $9,756, and $9,438 for management fees and $11,654, $9,621, and $30,306 for incentive compensation within selling, general and administrative expense, and $11,349, $7,169, and $9,903 in management fees and $9,195, $25,262, and $8,862 for incentive compensation was paid to Fortress during the years ended December 31, 2017, December 25, 2016, and December 27, 2015, respectively. In addition, the Company recognized expense for reimbursable amounts of approximately $1,567, $1,763, and $1,041 for the years ended December 31, 2017, December 25, 2016, and December 27, 2015, respectively. The company had an outstanding liability for all management agreement related fees of $11,265 and $10,080 as December 31, 2017 and December 25, 2016, respectively.
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
(17) Quarterly Results (unaudited)

	Quarter Ended March 26	Quarter Ended June 25	Quarter Ended September 24	Quarter Ended December 31
Year Ended December 31, 2017
Revenues	$307,524	$322,873	$317,176	$394,431
Goodwill and mastheads impairment	—	27,448	—	—
Operating income	(2,846)	(6,455)	11,490	32,424
(Loss) income before income taxes	(10,016)	(13,732)	(1,038)	24,352
Net (loss) income	(3,685)	(21,687)	(1,971)	26,428
Basic (loss) income per share	(0.07)	(0.41)	(0.04)	0.50
Diluted (loss) income per share	(0.07)	(0.41)	(0.04)	0.50

	Quarter Ended March 27	Quarter Ended June 26	Quarter Ended September 25	Quarter Ended December 25
Year Ended December 25, 2016
Revenues	$300,104	$314,830	$306,838	$333,584
Operating income	7,030	16,745	10,628	26,968
(Loss) income before income taxes	(160)	9,312	3,299	16,871
Net income	4,967	9,383	2,795	14,496
Basic income per share	0.11	0.21	0.06	0.31
Diluted income per share	0.11	0.21	0.06	0.31
(18) Subsequent Events
Dividends
On February 28, 2018, the Company announced a fourth quarter 2017 cash dividend of $0.37 per share of New Media Common Stock. The dividend will be paid on March 22, 2018, to shareholders of record as of the close of business on March 14, 2018.
Debt
On February 16, 2018, the New Media Credit Agreement was amended to, among other things, provide for (i) additional dollar-denominated term loans in an aggregate principal amount of $50,000 on the same terms as the outstanding term loans that will mature on July 14, 2022 (the new and outstanding term loans, together, the “Term Loans”) and (ii) a 1.00% prepayment premium for any prepayments of the Term Loans made in connection with certain repricing transactions effected within six months of the date of the amendment.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective.
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
The Company is currently engaged in refining the internal controls and processes relating to the 2017 Acquisitions with the Company’s internal controls and processes. The operating results of the 2017 Acquisitions since the acquisition dates are included in the Company’s consolidated financial statements as of and for the year ended December 31, 2017 and constituted approximately $184.5 million of combined total assets as of December 31, 2017, and approximately $90.1 million of combined total revenue for the year then ended. Internal control over financial reporting of the 2017 Acquisitions has been excluded from the Company’s annual assessment of the effectiveness of the Company’s internal control over financial reporting in accordance with the general guidance issued by the Securities and Exchange Commission (the "SEC") that an assessment of a recent business combination may be omitted from management’s report on internal control over financial reporting in the year of acquisition.
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
Based on an assessment of such criteria, management concluded that, as of December 31, 2017, we maintained effective internal control over financial reporting based on the COSO criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2017, has been audited by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young LLP’s attestation report is included below.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
New Media Investment Group Inc.
Opinion on Internal Control over Financial Reporting
We have audited New Media Investment Group Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, New Media Investment Group Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the 2017 Acquisitions, which are included in the 2017 consolidated financial statements of the Company and constituted $184.5 million of combined total assets as of December 31, 2017 and $90.1 million of combined total revenue for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the 2017 Acquisitions.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Company and our report dated February 28, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Rochester, New York
February 28, 2018

Item 9B. Other Information
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Except as set forth below, the information required by this Item 10 is incorporated into this report by reference to our proxy statement to be issued in connection with our 2018 Annual Meeting of Stockholders under the headings “Election of Directors,” “Executive Officers,” “Corporate Governance Principles and Board Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which proxy statement will be filed within 120 days after the year ended December 31, 2017.
Item 11. Executive Compensation
The information required by this Item 11 is incorporated into this report by reference to our proxy statement to be issued in connection with our 2018 Annual Meeting of Stockholders, under the headings “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Compensation of Executive Officers,” which proxy statement will be filed within 120 days after the year ended December 31, 2017.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Except as set forth below, the information required by this Item 12 is incorporated into this report by reference to our proxy statement to be issued in connection with our 2018 Annual Meeting of Stockholders, under the heading “Common Stock Ownership of Certain Beneficial Owners and Management,” which proxy statement will be filed within 120 days after the year ended December 31, 2017.
Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2017
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	14,755,416
Equity compensation plans not approved by security holders	—	—	—
Totals	—		14,755,416
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated into this report by reference to our proxy statement to be issued in connection with our 2018 Annual Meeting of Stockholders, under the headings “Related Persons Transactions” and “Corporate Governance Principles and Board Matters,” which proxy statement will be filed within 120 days after the year ended December 31, 2017.
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 is incorporated into this report by reference to our proxy statement to be issued in connection with our 2018 Annual Meeting of Stockholders, under the heading “Matters Relating to the Independent Registered Public Accounting Firm,” which proxy statement will be filed within 120 days after the year ended December 31, 2017.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report:
(1) Financial Statements
The financial statements required by this Item 15 are set forth in Part II, Item 8 of this report.
(2) Financial Statement Schedules
Schedule II—Valuation and Qualifying Accounts.
New Media Investment Group Inc.
Valuation and Qualifying Accounts
(In Thousands)

Description	Balance at Beginning of Period	Charges to (Benefits from) Earnings	Charges to Other Accounts		Deductions		Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2017	$5,478	$5,563	$—		$(5,043)		$5,998
Year ended December 25, 2016	$4,479	$4,399	$—		$(3,400)		$5,478
Year ended December 27, 2015	$3,462	$1,906	$—		$(889)	(1)	$4,479
Deferred tax valuation allowance
Year ended December 31, 2017	$97,959	$(27,957)	$(126)	(2)	$—		$69,876
Year ended December 25, 2016	$112,764	$(15,126)	$321	(2)	$—		$97,959
Year ended December 27, 2015	$139,936	$(26,660)	$(512)	(2)	$—		$112,764

(1)	Amounts are primarily related to the write off of fully reserved accounts receivable.

(2)	Amount relates to a valuation allowance for a pension actuarial loss recorded in accumulated other comprehensive income (loss).
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

2.8
Asset Purchase Agreement dated as of November 20, 2014, by and among Cummings Acquisition, Inc. and the sellers party thereto (incorporated herein by reference to Exhibit 2.1 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed November 28, 2014).

2.9
Amendment to the Asset Purchase Agreement, dated as of January 9, 2015, by and among Cummings Acquisition, Inc. and the sellers party thereto (incorporated herein by reference to Exhibit 2.2 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed January 12, 2015).

2.10
Asset Purchase Agreement dated as of February 19, 2015, by and among DB Acquisition, Inc. and the sellers party thereto (incorporated herein by reference to Exhibit 2.1 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed February 23, 2015).

2.11
Asset Purchase Agreement dated as of June 3, 2015, by and among The Dispatch Printing Company, Consumer News Services, Inc., Dispatch Consumer Services, Inc. , GateHouse Media Ohio Holdings II, Inc. and GateHouse Media Operating, LLC (incorporated herein by reference to Exhibit 2.1 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed June 15, 2015).

2.12
Amended and Restated Share Purchase Agreement effective as of December 10, 2015, by and among DB Acquisition, Inc., Las Vegas Review-Journal, Inc. (fka DB Nevada Holdings, Inc) and News + Media Capital Group LLC. (incorporated herein by reference to Exhibit 2.12 to New Media Investment Group Inc.'s Annual report on Form 10-K, filed February 25, 2016).

2.13
Asset Purchase Agreement, dated as of August 9, 2017, by and among GateHouse Media, LLC, GateHouse Media Management Services, Inc., Morris Publishing Group, LLC, Athens Newspapers, LLC, Homer News, LLC, Log Cabin Democrat, LLC, Southeastern Newspapers Company, LLC, Southwestern Newspapers Company, L.P., The Sun Times, LLC and Morris Communications Company, LLC (incorporated herein by reference to Exhibit 2.1 to New Media Investment Group Inc.’s Quarterly Report on Form 10-Q, filed October 26, 2017).

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

Exhibit No.	Description
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

Exhibit No.	Description
*10.24
Form of New Media Investment Group Inc. Non-Officer Director Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.2 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed February 7, 2014).

10.25
Amended and Restated Management Agreement, dated as of February 14, 2014, between New Media Investment Group Inc. and FIG LLC (incorporated herein by reference to Exhibit 10.37 of New Media Investment Group Inc.’s Annual Report on Form 10-K, filed March 19, 2014).

*10.26
Form of Nonqualified Stock Option Agreement between New Media Investment Group Inc. and Fortress Operating Entity I LP (incorporated herein by reference to Exhibit 10.38 of New Media Investment Group Inc.’s Annual Report on Form 10-K, filed March 19, 2014).

*10.27
Form of Tandem Award Agreement between New Media Investment Group Inc. and FIG LLC (incorporated herein by reference to Exhibit 10.39 of New Media Investment Group Inc.’s Annual Report on Form 10-K, filed March 19, 2014).

10.28
Credit Agreement, dated as of June 4, 2014 among New Media Holdings I LLC, New Media Holdings II LLC, the several banks and other financial institutions or entities from time to time parties to this Agreement, as the Lenders, RBS Citizens, N.A. and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners, Credit Suisse AG, Cayman Islands Branch, as Syndication Agent, and Citizens Bank of Pennsylvania, together with any successor appointed in accordance with Section 8.9 of the Credit Agreement, as Administrative Agent (incorporated herein by reference to Exhibit 10.40 to New Media Investment Group Inc.’s Quarterly Report on Form 10-Q for the period ended June 29, 2014, filed July 31, 2014).

10.29
Pledge Agreement, dated as of June 4, 2014 among New Media Holdings II LLC, New Media Holdings I LLC, each of the subsidiary guarantors from time to time party thereto and Citizens Bank of Pennsylvania, in its capacity as Administrative Agent (incorporated herein by reference to Exhibit 10.41 to New Media Investment Group Inc.’s Quarterly Report on Form 10-Q for the period ended June 29, 2014, filed July 31, 2014).

10.30
Guarantee Agreement, dated as of June 4, 2014 made by New Media Holdings I LLC, each of the other guarantors party thereto in favor of Citizens Bank of Pennsylvania, as Administrative Agent (incorporated herein by reference to Exhibit 10.42 to New Media Investment Group Inc.’s Quarterly Report on Form 10-Q for the period ended June 29, 2014, filed July 31, 2014).

10.31
Security Agreement, dated as of June 4, 2014 among New Media Holdings I LLC, New Media Holdings II LLC, each of the subsidiary guarantors from time to time party thereto and Citizens Bank of Pennsylvania, in its capacity as Administrative Agent (incorporated herein by reference to Exhibit 10.43 to New Media Investment Group Inc.’s Quarterly Report on Form 10-Q for the period ended June 29, 2014, filed July 31, 2014).

10.32
Amendment to Credit Agreement, dated as of July 17, 2014 between Citizens Bank of Pennsylvania, New Media Holdings II LLC and New Media Holdings I LLC (incorporated herein by reference to Exhibit 10.44 to New Media Investment Group Inc.’s Quarterly Report on Form 10-Q for the period ended June 29, 2014, filed July 31, 2014).

10.33
First Amendment to Credit Agreement, dated as of September 3, 2014, among New Media Holdings I LLC, New Media Holdings II LLC, the loan parties party thereto, the several banks and other financial institutions or entities party thereto as incremental term lenders, and Citizens Bank of Pennsylvania, as administrative agent (incorporated herein by reference to Exhibit 10.1 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed September 3, 2014).

10.34
Second Amendment to Credit Agreement, dated as of November 20, 2014, among New Media Holdings I LLC, New Media Holdings II LLC, the loan parties party thereto, the lenders party thereto, and Citizens Bank of Pennsylvania, as administrative agent (incorporated herein by reference to Exhibit 10.1 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed November 28, 2014).

10.35
Parent Guaranty, dated as of November 20, 2014, among New Media Investment Group Inc., New Media Holdings I LLC and the sellers party thereto (incorporated herein by reference to Exhibit 10.2 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed November 28, 2014).

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

10.37
Fourth Amendment to Credit Agreement, dated as of February 13, 2015, among New Media Holdings I LLC, New Media Holdings II LLC, the loan parties party thereto, the term loan lenders, the other lenders party thereto and Citizens Bank of Pennsylvania, as administrative agent (incorporated herein by reference to Exhibit 10.1 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed February 20, 2015).

Exhibit No.	Description
10.38
Parent Guaranty, dated as of February 19, 2015, among New Media Investment Group Inc., New Media Holdings I LLC and the sellers party thereto (incorporated herein by reference to Exhibit 10.1 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed February 23, 2015).

10.39
Amended and Restated Management and Advisory Agreement, dated March 6, 2015, between New Media Investment Group Inc. and FIG LLC. (incorporated herein by reference to Exhibit 10.39 to New Media Investment Group Inc.’s Annual Report on Form 10-K, filed February 21, 2017).

10.40
Fifth Amendment to Credit Agreement, dated as of March 6, 2015, among New Media Holdings I LLC, New Media Holdings II LLC, the loan parties party thereto, HSBC Bank USA, National Association and Deutsche Bank AG New York Branch as additional lenders and Citizens Bank of Pennsylvania, as administrative agent (incorporated herein by reference to Exhibit 10.1 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed March 12, 2015).

10.41
Sixth Amendment to Credit Agreement, dated as of May 29, 2015, among New Media Holdings I LLC, New Media Holdings II LLC, the loan parties party thereto, the several banks and other financial institutions party thereto as the incremental term lenders and Citizens Bank of Pennsylvania, as administrative agent (incorporated herein by reference to Exhibit 10.1 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed June 2, 2015).

10.42
Seventh Amendment to Credit Agreement, dated as of July 14, 2017, among New Media Holdings I LLC, New Media Holdings II LLC, the loan parties party thereto, the several banks and other financial institutions party thereto and Citizens Bank of Pennsylvania, as administrative agent (incorporated herein by reference to Exhibit 10.1 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed July 18, 2017).

10.43
Eighth Amendment to Credit Agreement, dated as of February 16, 2018, among New Media Holdings I LLC, New Media Holdings II LLC, the loan parties party thereto, the several banks and other financial institutions party thereto and Citizens Bank of Pennsylvania, as administrative agent (incorporated herein by reference to Exhibit 10.1 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed February 16, 2018).

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
February 28, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WESLEY R. EDENS	Chairman of the Board	February 28, 2018
Wesley R. Edens

/s/ MICHAEL E. REED	Chief Executive Officer and Director	February 28, 2018
Michael E. Reed	(Principal Executive Officer)

/s/ GREGORY W. FREIBERG	Chief Financial Officer and Chief Accounting Officer	February 28, 2018
Gregory W. Freiberg	(Principal Financial and Accounting Officer)

/s/ KEVIN M. SHEEHAN	Director	February 28, 2018
Kevin M. Sheehan

/s/ THEODORE P. JANULIS	Director	February 28, 2018
Theodore P. Janulis

/s/ LAURENCE TARICA	Director	February 28, 2018
Laurence Tarica