Form 10-Q
period 2018-04-01
New Media Investment Group Inc.
filed 2018-05-03
CIK 1579684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2018
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

As of May 1, 2018, 60,292,186 shares of the registrant’s common stock were outstanding.

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

Item 1.	Financial Statements
NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	April 1, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$67,026	$43,056
Restricted cash	3,106	3,106
Accounts receivable, net of allowance for doubtful accounts of $7,815 and $5,998 at April 1, 2018 and December 31, 2017, respectively	133,852	151,692
Inventory	22,273	18,654
Prepaid expenses	27,920	23,378
Other current assets	25,595	23,311
Total current assets	279,772	263,197
Property, plant, and equipment, net of accumulated depreciation of $182,318 and $171,395 at April 1, 2018 and December 31, 2017, respectively	358,539	373,123
Goodwill	243,673	236,555
Intangible assets, net of accumulated amortization of $74,743 and $67,588 at April 1, 2018 and December 31, 2017, respectively	413,756	403,493
Other assets	9,130	7,178
Total assets	$1,304,870	$1,283,546
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$12,124	$2,716
Accounts payable	19,263	15,750
Accrued expenses	77,755	97,027
Deferred revenue	95,215	88,164
Total current liabilities	204,357	203,657
Long-term liabilities:
Long-term debt	396,510	357,195
Deferred income taxes	7,988	8,080
Pension and other postretirement benefit obligations	25,177	25,462
Other long-term liabilities	16,258	14,759
Total liabilities	650,290	609,153
Stockholders’ equity:
Common stock, $0.01 par value, 2,000,000,000 shares authorized; 53,580,827 shares issued and 53,390,913 shares outstanding at April 1, 2018; 53,367,853 shares issued and 53,226,881 shares outstanding at December 31, 2017	536	534
Additional paid-in capital	664,805	683,168
Accumulated other comprehensive loss	(5,528)	(5,461)
Accumulated deficit	(3,417)	(2,767)
Treasury stock, at cost, 189,914 and 140,972 shares at April 1, 2018 and December 31, 2017, respectively	(1,816)	(1,081)
Total stockholders’ equity	654,580	674,393
Total liabilities and stockholders’ equity	$1,304,870	$1,283,546
See accompanying notes to unaudited condensed consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
(In thousands, except per share data)

	Three months ended
	April 1, 2018	March 26, 2017
Revenues:
Advertising	$163,259	$155,564
Circulation	129,991	110,806
Commercial printing and other	47,515	41,154
Total revenues	340,765	307,524
Operating costs and expenses:
Operating costs	196,389	177,790
Selling, general, and administrative	118,819	106,202
Depreciation and amortization	19,247	17,604
Integration and reorganization costs	2,430	2,370
Impairment of long-lived assets	—	6,485
(Gain) loss on sale or disposal of assets	(3,171)	88
Operating income (loss)	7,051	(3,015)
Interest expense	8,352	7,218
Other income	(520)	(217)
Loss before income taxes	(781)	(10,016)
Income tax benefit	(116)	(6,331)
Net loss	$(665)	$(3,685)
Loss per share:
Basic:
Net loss	$(0.01)	$(0.07)
Diluted:
Net loss	$(0.01)	$(0.07)
Dividends declared per share	$0.37	$0.35
Comprehensive loss	$(732)	$(3,657)
See accompanying notes to unaudited condensed consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Treasury stock		Total
	Shares	Amount				Shares	Amount
Balance at December 31, 2017	53,367,853	$534	$683,168	$(5,461)	$(2,767)	140,972	$(1,081)	$674,393
Net loss	—	—	—	—	(665)	—	—	(665)
Net actuarial loss and prior service cost, net of income taxes of $0	—	—	—	(67)	—	—	—	(67)
Restricted share grants	212,974	2	223	—	—	—	—	225
Non-cash compensation expense	—	—	1,163	—	—	—	—	1,163
Restricted share forfeiture	—	—	—	—	—	6,216	—	—
Purchase of treasury stock	—	—	—	—	—	42,726	(735)	(735)
Common stock cash dividend	—	—	(19,749)	—	15	—	—	(19,734)
Balance at April 1, 2018	53,580,827	$536	$664,805	$(5,528)	$(3,417)	189,914	$(1,816)	$654,580
See accompanying notes to unaudited condensed consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three months ended
	April 1, 2018	March 26, 2017
Cash flows from operating activities:
Net loss	$(665)	$(3,685)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,247	17,604
Non-cash compensation expense	1,163	831
Non-cash interest expense	504	696
Deferred income taxes	(92)	(5,065)
(Gain) loss on sale or disposal of assets	(3,171)	88
Impairment of long-lived assets	—	6,485
Pension and other postretirement benefit obligations	(369)	(422)
Changes in assets and liabilities:
Accounts receivable, net	19,409	13,688
Inventory	(3,169)	592
Prepaid expenses	(3,888)	(3,932)
Other assets	(1,289)	(480)
Accounts payable	3,030	3,511
Accrued expenses	(17,573)	(13,295)
Deferred revenue	4,027	1,563
Other long-term liabilities	1,499	69
Net cash provided by operating activities	18,663	18,248
Cash flows from investing activities:
Acquisitions, net of cash acquired	(29,409)	(21,709)
Purchases of property, plant, and equipment	(1,929)	(2,400)
Proceeds from sale of real estate and other assets	9,207	292
Net cash used in investing activities	(22,131)	(23,817)
Cash flows from financing activities:
Borrowings under term loans	49,750	—
Payment of debt issuance costs	(500)	—
Repayments under term loans	(1,031)	(10,877)
Payment of offering costs	—	(431)
Purchase of treasury stock	(735)	(607)
Payment of dividends	(20,046)	(18,876)
Net cash provided by (used in) financing activities	27,438	(30,791)
Net increase (decrease) in cash and cash equivalents	23,970	(36,360)
Cash, cash equivalents and restricted cash at beginning of period	46,162	175,652
Cash, cash equivalents and restricted cash at end of period	$70,132	$139,292
See accompanying notes to unaudited condensed consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(1) Unaudited Financial Statements
The accompanying unaudited condensed consolidated financial statements of New Media Investment Group Inc. and its subsidiaries (together, the “Company” or “New Media”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and applicable provisions of Regulation S-X, each as promulgated by the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in comprehensive annual financial statements presented in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations.
Management believes that the accompanying condensed consolidated financial statements contain all adjustments (which include normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial condition, results of operations, changes in stockholders' equity and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K.
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
The Company’s operating segments (Eastern US Publishing ("East"), Central US Publishing ("Central"), Western US Publishing ("West"), and BridgeTower) are aggregated into one reportable business segment.
The newspaper industry and the Company have experienced declining revenue and profitability over the past several years. As a result, the Company has implemented, and continues to implement, plans to reduce costs and preserve cash flow. This includes cost-reduction programs and the sale of non-core assets. The Company believes these initiatives along with cash provided by operating activities will provide it with the financial resources necessary to invest in the business and provide sufficient cash flow to enable the Company to meet its commitments. However, the Company recognized goodwill and mastheads impairments during the second quarter of 2017. Refer to Note 5 for further discussion.
Long-Lived Asset Impairment
As part of the ongoing cost reduction programs, the Company is consolidating print facilities, and during the three months ended March 26, 2017, the Company ceased printing operations at four facilities.  As a result, the Company recognized an impairment charge related to retired equipment of $6,485 during that period. There were no such facility consolidations during the three months ended April 1, 2018.
Reclassifications
Certain amounts in the prior period's condensed consolidated financial statements have been reclassified to conform to the current year presentation.
Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASC Topic 606"). ASC Topic 606 replaces all current U.S. GAAP guidance for revenue recognition and eliminates industry-specific guidance. The new standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers - Principal versus Agent Considerations” (ASU 2016-08), which amends ASC Topic 606 and clarifies the implementation guidance on principal versus agent considerations. The Company adopted ASC Topic 606 on January 1, 2018 using the modified retrospective approach. Refer to Note 10 for the discussion of the impact of the adoption of the new standard.
In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), “Leases (Topic 842)", which revises the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset on the Company’s balance sheet for all leases with terms greater than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach and are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. The Company intends to adopt the standard on January 1, 2019 and apply any practical expedients available to it upon adoption. The Company continues to evaluate the effect that ASU 2016-02 will have on the consolidated financial statements, but it expects the ASU will have a material effect on the Consolidated Balance Sheets due to the recognition of certain operating leases as both right-of-use assets and lease liabilities.
In November 2016, the FASB issued ASU No. 2016-18, “Restricted Cash” (Topic 230), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. The Company adopted this standard on January 1, 2018 using a retrospective transition method. The impact of the new standard is that the Company’s consolidated statements of cash flows now present the change in a combined amount for both restricted and unrestricted cash and cash equivalents for all periods presented.
In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations - Clarifying the Definition of a Business” (Topic 805), which clarifies the definition of a business for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company adopted this standard on January 1, 2018 and will apply the standard prospectively to determine whether certain future transactions should be accounted for as acquisitions of assets or businesses.
In March 2017, the FASB issued ASU No. 2017-07 “Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (Topic 715), which provides guidance that requires an employer to report the service cost component separate from the other components of net benefit pension costs. The employer is required to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside the subtotal of income from operations, if one is presented. If a separate line item is not used, the line item used in the income statement must be disclosed. The Company adopted the standard on January 1, 2018 using a retrospective transition method. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.
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
(2) Acquisitions and Dispositions
2018 Acquisitions

The Company acquired substantially all the assets, properties and business of certain publications and businesses on March 31, 2018, March 6, 2018, February 28, 2018, February 23, 2018, and February 7, 2018 (“2018 Acquisitions”), which included two daily newspapers, six weekly publications, and cloud services and digital platforms, for an aggregate purchase price of $25,755, including estimated working capital. The acquisitions were financed from cash on hand. The rationale for the acquisitions was primarily due to the attractive nature, as applicable, of the newspaper assets and digital platforms, and their cash flows combined with cost-saving and revenue-generating opportunities available.
The Company accounted for the 2018 Acquisitions under the acquisition method of accounting for those acquisitions determined to meet the definition of a business. The net assets, including goodwill, have been recorded in the consolidated balance sheet at their fair values in accordance with Accounting Standards Codification ("ASC") 805, “Business Combinations” (“ASC 805”). The fair value determination of the assets acquired and liabilities assumed are preliminary based upon all information currently available to us and are subject to working capital and other adjustments and the completion of valuations to determine the fair market value of the tangible and intangible assets. The final calculation of working capital and other adjustments and determination of fair values for tangible and intangible assets may result in different allocations among the various asset classes from those set forth below and any such differences could be material.
The 2018 Acquisitions that were determined to be asset acquisitions were measured at the fair value of the consideration transferred on the acquisition date. Intangible assets acquired in an asset acquisition have been recognized in accordance with ASC 350 “Intangibles - Goodwill and Other”. Goodwill is not recognized in an asset acquisition.
The following table summarizes the preliminary determination of fair values of the assets and liabilities:

Current assets	$2,719
Other assets	35
Property, plant and equipment	3,101
Advertiser relationships	4,163
Subscriber relationships	4,164
Customer relationships	7,692
Mastheads	1,508
Goodwill	6,429
Total assets	29,811
Current liabilities	4,056
Net assets	$25,755
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
The weighted average amortization periods for recently acquired amortizable intangible assets are equal to or similar to the periods presented in Note 5.
The Company recorded approximately $33 of selling, general and administrative expenses for acquisition-related costs for the 2018 Acquisitions during the three months ended April 1, 2018.
For tax purposes, the amount of goodwill that is expected to be deductible is $6,429.
2017 Acquisitions
The Company acquired substantially all the assets, properties and business of certain publications and businesses on November 6, 2017, October 30, 2017, October 2, 2017, July 6, 2017, June 30, 2017, February 10, 2017, and January 31, 2017 (“2017 Acquisitions”), which included four business publications, 22 daily newspapers, 34 weekly publications, 24 shoppers, two customer relationship management solutions providers, a social media app and an event production business for an aggregate purchase price of $165,053, including working capital. The acquisitions were financed from cash on hand. The rationale for the acquisitions was primarily due to the attractive nature, as applicable, of the newspaper assets and event production business, and cash flows combined with cost-saving and revenue-generating opportunities available.
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
The following table summarizes the fair values of the assets and liabilities:

Current assets	$20,870
Other assets	108
Property, plant and equipment	49,645
Noncompete agreements	532
Advertiser relationships	34,077
Subscriber relationships	26,926
Customer relationships	5,638
Software	704
Mastheads	9,902
Goodwill	37,890
Total assets	186,292
Current liabilities	21,100
Other long-term liabilities	139
Total liabilities	21,239
Net assets	$165,053
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
The weighted average amortization periods for recently acquired amortizable intangible assets are equal to or similar to the periods presented in Note 5.
The Company recorded approximately $978 of selling, general and administrative expenses for acquisition-related costs for the 2017 Acquisitions.
For tax purposes, the amount of goodwill that is expected to be deductible is $37,890.
Dispositions
On February 27, 2018, the Company sold a parcel of land and building located in Framingham, Massachusetts for a sale price of $9,264, and recognized a pre-tax gain of approximately $3,337, net of selling expenses, which is included in (gain) loss on sale or disposal of assets on the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss during the three months ended April 1, 2018.
On June 2, 2017, the Company completed its sale of the Mail Tribune, located in Medford, Oregon, for approximately $14,700, including working capital.  As a result, a pre-tax gain of approximately $5,400, net of selling expenses, is included in (gain) loss on sale or disposal of assets on the Consolidated Statement of Operations and Comprehensive Loss during the year ended December 31, 2017 since the disposition did not qualify for treatment as a discontinued operation.

(3) Share-Based Compensation
The Company recognized compensation cost for share-based payments of $1,163 and $831 during the three months ended April 1, 2018 and March 26, 2017, respectively. The total compensation cost not yet recognized related to non-vested Restricted Stock Grants (“RSGs”) pursuant to the Company’s Nonqualified Stock Option and Incentive Award Plan as of April 1, 2018 was $5,675, which is expected to be recognized over a weighted average period of 2.33 years through February 2021. As of April 1, 2018, the aggregate intrinsic value of unvested RSGs was $6,468.
RSG activity during the three months ended April 1, 2018 was as follows:

	Number of RSGs	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2017	342,264	$16.86
Granted	199,966	16.36
Vested	(158,661)	18.17
Forfeited	(6,216)	16.48
Unvested at April 1, 2018	377,353	$16.05
Under FASB ASC Topic 718, “Compensation – Stock Compensation”, the Company elected to recognize share-based compensation expense for the number of awards that are ultimately expected to vest. The Company’s estimated forfeitures are based on historical forfeiture rates. Estimated forfeitures are reassessed periodically, and the estimate may change based on new facts and circumstances.
(4) Restructuring
Over the past several years, in furtherance of the Company’s cost-reduction and cash-preservation plans outlined in Note 1, the Company has engaged in a series of individual restructuring programs, designed primarily to right-size the Company’s employee base, consolidate facilities and improve operations, including those of recently acquired entities. These initiatives impact all of the Company’s geographic regions and are often influenced by the terms of union contracts within the region. All costs related to these programs, which primarily include severance expense, are accrued at the time of the program announcement or over the remaining service period.
Accrued restructuring costs are included in accrued expenses on the Unaudited Condensed Consolidated Balance Sheets. The activity in accrued restructuring costs for the three months ended April 1, 2018 is as follows:

	Severance and Related Costs	Other Costs (1)	Total
Balance at December 31, 2017	$717	$366	$1,083
Restructuring provision included in Integration and Reorganization	1,515	915	2,430
Cash payments	(1,396)	(1,090)	(2,486)
Balance at April 1, 2018	$836	$191	$1,027

(1)	Other costs primarily include costs to consolidate operations.
The accrued restructuring reserve balance is expected to be paid out over the next twelve months.
The following table summarizes the costs incurred and cash paid in connection with these restructuring programs for the three months ended April 1, 2018 and March 26, 2017.

	Three months ended April 1, 2018	Three months ended March 26, 2017
Severance and related costs	$1,515	$2,225
Other costs	915	145
Cash payments	(2,486)	(2,114)
(5) Goodwill and Intangible Assets
Goodwill and intangible assets consisted of the following:

	April 1, 2018
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Advertiser relationships	$213,157	$40,668	$172,489
Customer relationships	38,269	5,674	32,595
Subscriber relationships	122,034	22,996	99,038
Other intangible assets	10,866	5,405	5,461
Total	$384,326	$74,743	$309,583
Nonamortized intangible assets:
Goodwill	$243,673
Mastheads	104,173
Total	$347,846

	December 31, 2017
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Advertiser relationships	$208,995	$37,046	$171,949
Customer relationships	30,576	5,094	25,482
Subscriber relationships	117,870	20,814	97,056
Other intangible assets	10,866	4,634	6,232
Total	$368,307	$67,588	$300,719
Nonamortized intangible assets:
Goodwill	$236,555
Mastheads	102,774
Total	$339,329
As of April 1, 2018, the weighted average amortization periods for amortizable intangible assets are 14.8 years for advertiser relationships, 12.7 years for customer relationships, 13.9 years for subscriber relationships and 4.7 years for other intangible assets. The weighted average amortization period in total for all amortizable intangible assets is 14.0 years.
Amortization expense for the three months ended April 1, 2018 and March 26, 2017 was $7,155 and $5,602, respectively. Estimated future amortization expense as of April 1, 2018, is as follows:

For the following fiscal years:
2018 (nine months remaining)	$23,275
2019	29,118
2020	28,064
2021	27,885
2022	26,319
Thereafter	174,922
Total	$309,583
The changes in the carrying amount of goodwill for the period from December 31, 2017 to April 1, 2018 are as follows:

Balance at December 31, 2017, net of accumulated impairments of $25,641	$236,555
Goodwill acquired in business combinations	6,429
Measurement period adjustments	689
Balance at April 1, 2018, net of accumulated impairments of $25,641	$243,673
The Company’s annual impairment assessment is made on the last day of its fiscal second quarter.
The Company performed its annual assessment for possible impairment of the carrying value of goodwill and indefinite-lived intangible assets as of June 25, 2017. As a result of this assessment, the Company recorded a goodwill impairment totaling $25,641 in two of its reporting units, Central and West, during the three months ended June 25, 2017. This impairment was primarily attributable to continuing economic pressures in the newspaper industry and a decline in the Company’s stock price, and represented a full impairment of the goodwill then recorded in the West reporting unit and a partial impairment of the goodwill recorded in the Central reporting unit. In addition, the Company recorded a partial impairment of the carrying value of mastheads, totaling $1,807, in the West reporting unit in the same period.
As of September 24, 2017, December 31, 2017, and April 1, 2018, the Company performed a review of potential impairment indicators noting that its financial results and forecast have not changed materially since the annual impairment assessment, and it was determined that no indicators of impairment were present. The Company will perform its annual assessment for possible impairment of the carrying value of goodwill and other indefinite-lived intangible assets as of July 1, 2018.
The newspaper industry and the Company have experienced declining same store revenue and profitability over the past several years. Should general economic, market or business conditions decline, and have a negative impact on estimates of future cash flow and market transaction multiples, the Company may be required to record impairment charges in the future.
(6) Indebtedness
New Media Credit Agreement
On June 4, 2014, New Media Holdings II LLC (the “New Media Borrower”), a wholly owned subsidiary of New Media, entered into a credit agreement (the “New Media Credit Agreement”) among the New Media Borrower, New Media Holdings I LLC (“Holdings I”), the lenders party thereto, RBS Citizens, N.A. and Credit Suisse Securities (USA) LLC as joint lead arrangers and joint bookrunners, Credit Suisse AG, Cayman Islands Branch as syndication agent and Citizens Bank of Pennsylvania as administration agent which provided for (i) a $200,000 senior secured term facility (the “Term Loan Facility” and any loan thereunder, including as part of the Incremental Facility, “Term Loans”), (ii) a $25,000 senior secured revolving credit facility, with a $5,000 sub-facility for letters of credit and a $5,000 sub-facility for swing loans, (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Senior Secured Credit Facilities”) and (iii) the ability for the New Media Borrower to request one or more new commitments for term loans or revolving loans from time to time up to an aggregate total of $75,000 (the “Incremental Facility”) subject to certain conditions. On June 4, 2014, the New Media Borrower borrowed $200,000 under the Term Loan Facility (the “Initial Term Loans”). As of April 1, 2018, $0 was drawn under the Revolving Credit Facility. The Term Loans mature on July 14, 2022 and the maturity date for the Revolving Credit Facility is July 14, 2021. The New Media Credit Agreement was amended:

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
•on July 14, 2017, to (i) extend the maturity date of the outstanding term loans under the Term Loan Facility to July 14, 2022, (ii) extend the maturity date of the Revolving Credit Facility to July 14, 2021, (iii) provide for $20,000 in additional term loans (the “2017 Incremental Term Loan”) under the Incremental Facility and (iv) increase the amount of the Incremental Facility that may be requested on or after the date of the amendment (inclusive of the 2017 Incremental Term Loan) to $100,000; and
•on February 16, 2018, to provide for (i) $50,000 in additional term loans under the Term Loan Facility and (ii) a 1.00% prepayment premium for any prepayments of the Term Loans made in connection with certain repricing transactions effected within six months of the date of the amendment.
In connection with the February 16, 2018 amendment, the Company incurred approximately $592 of fees and expenses, of which $500 were capitalized in deferred financing costs and will be amortized over the term of the Term Loan Facility. The related third party fees of $92 were expensed during the quarter as this amendment was determined to be a debt modification for accounting purposes. In addition, the Company recognized $250 of original issue discount, which will also be amortized over the term of the Term Loan Facility.
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
As of April 1, 2018, the New Media Credit Agreement had a weighted average interest rate of 8.13%.

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
Repayments made under the Term Loans are equal to 1.0% annually of the original principal amount in equal quarterly installments for the life of the Term Loans, with the remainder due at maturity. The New Media Borrower is permitted to make voluntary prepayments at any time without premium or penalty, except in the case of prepayments made in connection with certain repricing transactions with respect to the Term Loans effected within six months of February 16, 2018, to which a 1.00% prepayment premium applies.
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
As of April 1, 2018, the Company is in compliance with all of the covenants and obligations under the New Media Credit Agreement.
Advantage Credit Agreements
In connection with the purchase of the assets of Halifax Media, which was completed on January 9, 2015, certain subsidiaries of the Company (the “Advantage Borrowers”) agreed to assume all of the obligations of Halifax Media and its affiliates in respect of each of (i) that certain Consolidated Amended and Restated Credit Agreement dated January 6, 2012 among Halifax Media Acquisition LLC, Advantage Capital Community Development Fund XXVIII, L.L.C., and Florida Community Development Fund II, L.L.C. (as amended, the “Halifax Florida Credit Agreement”) and (ii) that certain Credit Agreement dated June 18, 2013 between Halifax Alabama, LLC and Southeast Community Development Fund V, L.L.C. (the “Halifax Alabama Credit Agreement” and, together with the Halifax Florida Credit Agreement, the “Advantage Credit Agreements”), respectively (the debt under the Halifax Florida Credit Agreement, the “Advantage Florida Debt”; the debt under the Halifax Alabama Credit Agreement, the “Advantage Alabama Debt”). The $10,000 outstanding balance under the Halifax Florida Credit Agreement was fully repaid on December 31, 2016.
The Halifax Alabama Credit Agreement is in the principal amount of $8,000 and bears interest at the rate of LIBOR plus 6.25% per annum (with a minimum of 1% LIBOR) payable quarterly in arrears, maturing on March 31, 2019. The Advantage Alabama Debt is secured by a perfected second priority security interest in all the assets of the Advantage Borrowers and certain other subsidiaries of the Company, subject to the limitation that the maximum amount of secured obligations is $15,000. The Advantage Alabama Debt is unconditionally guaranteed by Holdings I and certain subsidiaries of the New Media Borrowers and is required to be guaranteed by all future material wholly-owned domestic subsidiaries, subject to certain exceptions. The Advantage Alabama Debt is subordinated to the Senior Secured Credit Facilities pursuant to an intercreditor agreement.
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
As of April 1, 2018, the Company is in compliance with all of the covenants and obligations under the Halifax Alabama Credit Agreement.

Fair Value
The fair value of long-term debt under the Senior Secured Credit Facilities and the Advantage Alabama Debt was estimated at $417,319 as of April 1, 2018, based on discounted future contractual cash flows and a market interest rate adjusted for necessary risks, including the Company’s own credit risk as there are no rates currently observable in publicly traded debt markets of similar risk, terms and average maturities. Accordingly, the Company’s long-term debt under the Senior Secured Credit Facilities is classified within Level 3 of the fair value hierarchy.
Payment Schedule
As of April 1, 2018, scheduled principal payments of outstanding debt are as follows:

2018 (nine months remaining)	$2,062
2019	12,124
2020	4,124
2021	4,124
2022	394,885
417,319
Less: Current portion of long-term debt	12,124
Remaining original issue discount	3,787
Deferred financing costs	4,898
Long-term debt	$396,510
For further information, see Note 9 to the Consolidated Financial Statements, “Indebtedness,” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
(7) Related Party Transactions
As of December 29, 2013, Newcastle (an affiliate of FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC ("Fortress")) beneficially owned approximately 84.6% of the Company’s outstanding common stock. On February 13, 2014, Newcastle completed the spin-off of the Company. On February 14, 2014, New Media became a separate, publicly traded company trading on the NYSE under the ticker symbol “NEWM”. As a result of the spin-off and listing, the fees included in the Management Agreement with the Company’s Manager became effective. As of April 1, 2018, Fortress and its affiliates owned approximately 1.3% of the Company’s outstanding stock and approximately 39.5% of the Company’s outstanding warrants. The Company’s Manager (or its affiliates) holds options to purchase 2,214,811 shares of the Company’s common stock as of April 1, 2018. During the three months ended April 1, 2018 and March 26, 2017, Fortress and its affiliates were paid $252 and $239 in dividends, respectively.
In addition, the Company’s Chairman, Wesley Edens, is also a member of the board of directors of FIG LLC and a Principal, the Co-Chief Executive Officer and a member of the board of directors of Fortress. The Company does not pay Mr. Edens a salary or any other form of compensation.
On February 28, 2018, we acquired substantially all of the assets, consisting primarily of publications and related websites, of Holden Landmark Corporation ("Holden"), a Massachusetts corporation owned by the Company’s Chief Operating Officer, for $1,225 plus working capital. The Company recognized revenue from Holden of $77 and $140 during the three months ended April 1, 2018 and March 26, 2017, respectively, which is included in commercial printing and other on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
The Company’s Chief Executive Officer and Chief Financial Officer are employees of Fortress, and their salaries are paid by Fortress.
Management Agreement
On November 26, 2013, the Company entered into a management agreement with the Manager (as amended and restated, the “Management Agreement”). The Management Agreement requires the Manager to manage the Company’s business affairs subject to the supervision of the Company’s board of directors (the “Board of Directors” or "Board"). On March 6, 2015, the Company’s independent directors on the Board approved an amendment to the Management Agreement.

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
The Company recognized $2,367 and $2,896 for management fees and $869 and $0 for incentive compensation within selling, general and administrative expense during the three months ended April 1, 2018 and March 26, 2017, respectively. The Company paid to FIG LLC $2,657 and $4,350 in management fees and $8,374 and $5,915 in incentive compensation during the three months ended April 1, 2018 and March 26, 2017, respectively. In addition, the Company recognized expense reimbursement amounts of approximately $444 and $550 during the three months ended April 1, 2018 and March 26, 2017, respectively. The Company had an outstanding liability for all management agreement related fees of $3,344 and $2,680 at April 1, 2018 and December 31, 2017, respectively, included in accrued expenses.
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
(8) Income Taxes
Income tax expense includes Federal and state income taxes and interest and penalties on uncertain tax positions. Certain income and expenses are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes. Deferred tax assets are reported net of a full valuation allowance since it is more likely than not that a tax benefit will not be realized.
The Company recorded an income tax benefit of $116 and $6,331 for the three months ended April 1, 2018 and March 26, 2017, respectively, using projected effective tax rates of approximately 20% and 63%, respectively. The 2017 projected effective tax rate of 63% was primarily due to deferred tax liabilities attributable to indefinite lived intangible assets, which cannot be offset by deferred tax assets.
The Company performs a quarterly assessment of its deferred tax assets and liabilities. ASC Topic 740, “Income Taxes” (“ASC 740”) limits the ability to use future taxable income to support the realization of deferred tax assets when a company has experienced a history of losses even if future taxable income were supported by detailed forecasts and projections.
In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are projected to become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company concluded that during the three months ended April 1, 2018, a net increase to the valuation allowance of $69 is necessary to offset additional deferred tax assets (primarily the tax benefit of the net operating loss). All of this amount was recognized through the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
The realization of the remaining deferred tax assets is primarily dependent on their scheduled reversals. Any changes to deferred taxes may require an additional valuation allowance. Any increase or decrease in the valuation allowance could result in an increase or decrease in income tax expense in the period of adjustment.

The computation of the annual expected effective tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected operating income (loss) for the year, projections of the proportion of income or loss, permanent and temporary differences, and an assessment of the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired, or as additional information is obtained.
On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. The Company recorded a tax benefit of $4,200 during the year ended December 31, 2017 which was primarily attributable to a re-measurement of deferred tax assets and deferred tax liabilities. The tax benefit was also attributable to a valuation allowance release of $800 related to an alternative minimum tax credit that is refundable in 2021 or earlier. As of December 31, 2017, we made a reasonable estimate of the effects on the change in deferred tax balances under the TCJA. These amounts are provisional and subject to change as the determination of the impact of the income tax effects may require additional analysis and further interpretation of the TCJA from yet to be issued FASB guidance and U.S. Treasury regulations.
In addition, the TCJA imposes a new limit on interest expense deductions with respect to any debt outstanding on January 1, 2018. We have evaluated the effect of this rule and do not expect that the Company will be limited in its ability to claim interest expense deductions at this time although limitations may apply after 2021.
For the three months ended April 1, 2018, the difference between the expected tax benefit at a statutory rate of 21% ($164) and the recorded tax benefit of $116 is primarily attributable to the tax effect of the federal valuation allowance and other charges of $48.
The Company and its subsidiaries file a U.S. federal consolidated income tax return. The U.S. federal and state statute of limitations generally remains open for the 2013 tax year and beyond. The Company’s 2013 short tax year Federal returns were examined by the Internal Revenue Service with no changes made to the returns filed.
(9) Equity
Loss Per Share
The following table sets forth the computation of basic and diluted loss per share (“EPS”):

	Three months ended
	April 1, 2018	March 26, 2017
Numerator for loss per share calculation:
Net loss	$(665)	$(3,685)
Denominator for loss per share calculation:
Basic weighted average shares outstanding	52,934,640	53,186,746
Effect of dilutive securities:
Stock Options and Restricted Stock	—	—
Diluted weighted average shares outstanding	52,934,640	53,186,746
For the three months ended April 1, 2018 and March 26, 2017, the Company excluded 1,362,479 and 1,362,479 common stock warrants, 377,353 and 375,786 RSGs, and 2,214,811 and 2,307,562 stock options, respectively, from the computation of diluted income per share because their effect would have been antidilutive.
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

Pursuant to the anti-dilution provisions of the Incentive Plan, the exercise price on the 652,311 remaining options granted to the Manager in 2014 were equitably adjusted during the three months ended April 1, 2018 from $14.37 to $12.95 as a result of the 2017 return of capital distributions.
Pursuant to the anti-dilution provisions of the Incentive Plan, the exercise price on the 700,000 options granted to the Manager in 2015 were equitably adjusted during the three months ended April 1, 2018 from $20.36 to $18.94 as a result of the 2017 return of capital distributions.
Pursuant to the anti-dilution provisions of the Incentive Plan, the exercise price on the 862,500 options granted to the Manager in 2016 were equitably adjusted during the three months ended April 1, 2018 from $16.00 to $13.24 as a result of the 2017 return of capital distributions.
During the three months ended June 25, 2017, the Company issued 16,605 shares of its common stock to its Non-Officer Directors to settle a liability of $225 for 2016 services.
During the three months ended April 1, 2018, the Company issued 13,008 shares of its common stock to its Non-Officer Directors to settle a liability of $225 for 2017 services.
The following table includes additional information regarding the Manager stock options:

	Number of Options	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2017	2,214,811	$4.08	$16.90	7.7	$2,245
Outstanding at April 1, 2018	2,214,811	$4.08	$14.96	7.4	$6,097

Exercisable at April 1, 2018	1,837,311		$15.31	7.2	$4,625
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss by component for the three months ended April 1, 2018 and March 26, 2017 are outlined below.

Net actuarial loss and prior service cost (1)
For the three months ended April 1, 2018:
Balance at December 31, 2017	$(5,461)
Other comprehensive income before reclassifications	—
Amounts reclassified from accumulated other comprehensive loss	(67)
Net current period other comprehensive income, net of taxes	(67)
Balance at April 1, 2018	$(5,528)
For the three months ended March 26, 2017:
Balance at December 27, 2016	$(3,977)
Other comprehensive income before reclassifications	—
Amounts reclassified from accumulated other comprehensive loss	28
Net current period other comprehensive income, net of taxes	28
Balance at March 26, 2017	$(3,949)

(1)	This accumulated other comprehensive loss component is included in the computation of net periodic benefit cost. See Note 11.
The following table presents reclassifications out of accumulated other comprehensive loss for the three months ended April 1, 2018 and March 26, 2017.

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three months ended April 1, 2018	Three months ended March 26, 2017		Affected Line Item in the Consolidated Statements of Operations and Comprehensive Loss
Amortization of unrecognized (gain) loss	$(67)	$28	(1)
Amounts reclassified from accumulated other comprehensive loss	(67)	28		(Loss) income before income taxes
Income tax expense	—	—		Income tax benefit
Amounts reclassified from accumulated other comprehensive loss, net of taxes	$(67)	$28		Net (loss) income

(1)	This accumulated other comprehensive loss component is included in the computation of net periodic benefit cost. See Note 11.
Dividends
During the three months ended March 26, 2017, the Company paid dividends of $0.35 per share of Common Stock of New Media.
During the three months ended April 1, 2018, the Company paid dividends of $0.37 per share of Common Stock of New Media.
(10) Revenues
Adoption of ASC Topic 606, "Revenue from Contracts with Customers"
On January 1, 2018, the Company adopted ASC Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the previously applicable accounting standards under ASC Topic 605.
The adoption of ASC Topic 606 resulted in no change to accumulated deficit as of January 1, 2018. Revenue and expenses related to certain license agreements and recognized during the three months ended April 1, 2018 decreased by $1,420 as a result of applying ASC Topic 606.
Summary of Accounting Policies for Revenue Recognition
Revenue Recognition
Revenues are recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Revenues are recognized as performance obligations that are satisfied either at a point in time, such as when an advertisement is published, or over time, such as customer subscriptions.
The Company’s unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss presents revenues disaggregated by revenue type. Sales taxes and other usage-based taxes are excluded from revenues.
Advertising Revenues
The Company generates advertising revenues primarily by delivering advertising in local publications including newspapers and websites. Advertising revenues are categorized as local retail, local classified, online and national. Revenue is recognized upon publication of the advertisement.
Circulation Revenues
Circulation revenues are derived from print and digital subscriptions as well as single copy sales at retail stores, vending racks and boxes. Circulation revenues from subscribers are generally billed to customers at the beginning of the subscription period and are typically recognized on a straight-line basis over the terms of the related subscriptions. The term of customer subscriptions normally range from three to twelve months. Circulation revenues from single-copy income are recognized based on the date of publication, net of provisions for related returns.
Commercial Printing and Other Revenues
The Company provides commercial printing services to third parties as a means to generate incremental revenue and utilize excess printing capacity. These customers consist primarily of other publishers that do not have their own printing presses and do not compete with other GateHouse publications. The Company also prints other commercial materials, including flyers, business cards and invitations. Revenue is recognized upon delivery.
The Other Revenues category includes UpCurve, Inc. (“UpCurve”), formerly referred to as “Propel Business Services,” the Company's SMB solutions provider. UpCurve provides digital marketing and business services for small to medium sized businesses. Other Revenues also include GateHouse Live, the Company’s events business. A significant judgment management must make with respect to UpCurve revenue recognition is determining whether the Company is the principal or agent for certain licensing transactions. Under ASC Topic 606, the principal in the relationship is the entity that controls the specified goods or services. An entity may have control if (i) it is primarily responsible for fulfilling the promise to provide the good or service; (ii) it has inventory risk before or after the good or service has been transferred to the customer; or (iii) it has the discretion in establishing the price for the good or service. The Company has determined that UpCurve is the principal in the relationships for those transactions in which the goods or services are customized for the customer, and reports the related revenues on a gross basis. The Company has determined that UpCurve is the agent in the relationships for those transactions in which the Company resells the goods or services with no customization and reports these revenues on a net basis.
As a result of the change from gross to net reporting for certain licensing transactions, the Company’s commercial printing and other revenues, and operating expenses were both approximately $1,420 lower in the three months ended April 1, 2018 than the amounts that would have been reported under previously applicable accounting standards.
Arrangements with Multiple Performance Obligations
The Company’s contracts with customers may include multiple performance obligations such as bundled print and digital subscriptions. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price. The Company generally determines standalone selling prices based on the prices charged to customers or using expected cost plus margin.
Contract Balances
The Company records deferred revenues when cash payments are received in advance of the Company’s performance. The most significant unsatisfied performance obligation is the delivery of publications to subscription customers. The Company expects to recognize the revenue related to unsatisfied performance obligations over the next three to twelve months in accordance with the terms of the subscriptions. The increase in the deferred revenue balance for the three months ended April 1, 2018 is primarily driven by acquisitions and cash payments received in advance of satisfying our performance obligations, partially offset by revenues recognized during the quarter. For the three month period ended April 1, 2018, the Company recognized approximately $52,000 of revenues that were included in the deferred revenue balance as of December 31, 2017.
Our payment terms vary by the type and location of the customer and the products or services offered. The period between invoicing and when payment is due is not significant. For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.
Accounts Receivable
Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts. The Company’s allowance for doubtful accounts is based upon several factors including the length of time the receivables are past due, historical payment trends and current economic factors. The Company recorded a reserve for expected impairment losses on receivables of $2,850 and $1,706 during the three months ended April 1, 2018 and March 26, 2017, respectively. Impairment losses are recorded within the selling, general and administrative expenses in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
Practical Expedients and Exemptions
The Company expenses sales commissions or other costs to obtain contracts when incurred because the amortization period is generally one year or less. These costs are recorded within selling, general and administrative expenses.

The Company does not disclose unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which the Company has the right to invoice for services performed.
(11) Pension and Postretirement Benefits
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
The George W. Prescott Company pension plan, assumed in the Enterprise News Media, LLC acquisition, was amended to freeze all future benefit accruals by December 31, 2008, except for a select group of union employees whose benefits were frozen during 2009. During 2008, the medical and life insurance benefits were frozen, and the plan was amended to limit future benefits to a select group of active employees under the Enterprise News Media, LLC postretirement medical and life insurance plan. Benefits under the postretirement medical and life insurance plan assumed with the Copley Press, Inc. acquisition are only available to Brush-Moore employees hired before January 1, 1976. The Times Publishing Company pension plan was frozen prior to the acquisition.
The following provides information on the pension plans and postretirement medical and life insurance plans for the three months ended April 1, 2018 and March 26, 2017:

	Three months ended April 1, 2018		Three months ended March 26, 2017
	Pension	Postretirement	Pension	Postretirement
Components of net periodic benefit costs:
Service cost	$150	$—	$157	$1
Interest cost	700	21	780	27
Expected return on plan assets	(1,062)	—	(1,045)	—
Amortization of unrecognized loss (gain)	67	27	44	(16)
Total	$(145)	$48	$(64)	$12
For the three months ended April 1, 2018 and March 26, 2017, the Company recognized a total of $(97) and $(52) in pension and other postretirement benefits, respectively. The service cost component is included within Operating Costs and the other components of net benefit cost are included within Other Income in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. During the three months ended April 1, 2018, the Company contributed $107 to the pension plans. The Company is expected to pay an additional $1,658 in employer contributions to the pension plans during the remainder of the current fiscal year.
(12) Fair Value Measurement
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
The following table provides information for the Company’s major categories of financial assets and liabilities measured or disclosed at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
As of April 1, 2018
Assets
Cash and cash equivalents	$67,026	$—	$—	$67,026
Restricted cash	3,106	—	—	3,106
Total	$70,132	$—	$—	$70,132
As of December 31, 2017
Assets
Cash and cash equivalents	$43,056	$—	$—	$43,056
Restricted cash	3,106	—	—	3,106
Total	$46,162	$—	$—	$46,162
Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).
For the 2018 acquisitions and 2017 acquisitions the Company recorded the assets and liabilities under the acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded at their fair value. Property, plant and equipment was valued using Level 2 inputs, and intangible assets were valued using Level 3 inputs. Refer to Note 2 for discussion of the valuation techniques, significant inputs, assumptions utilized, and the fair value recognized.
During the quarter ended June 25, 2017, certain goodwill and mastheads were written down to their implied fair value using Level 3 inputs. The valuation techniques and significant inputs and assumptions utilized to measure fair value are discussed in Note 5.
Refer to Note 6 for the discussion on the fair value of the Company’s total long-term debt.
(13) Commitments and Contingencies
The Company is and may become involved from time to time in legal proceedings in the ordinary course of its business, including but not limited to with respect to such matters as libel, invasion of privacy, intellectual property infringement, wrongful termination actions and complaints alleging employment discrimination, and regulatory investigations and inquiries. In addition, the Company is involved from time to time in governmental and administrative proceedings concerning employment, labor, environmental and other claims. Insurance coverage mitigates potential loss for certain of these matters. Historically, such claims and proceedings have not had a material adverse effect on the Company’s condensed consolidated results of operations or financial position. Although the Company is unable to predict with certainty the eventual outcome of any litigation, regulatory investigation or inquiry, in the opinion of management, the Company does not expect its current and any threatened legal proceedings to have a material adverse effect on the Company’s business, financial position or consolidated results of operations.  Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on the Company’s financial results.

Restricted cash at April 1, 2018 and December 31, 2017, in the aggregate amount of $3,106 and $3,106, respectively, is used as cash collateral for certain business operations.
(14) Subsequent Events
Equity
During April 2018, the Company completed the sale of 6,900,000 shares of the Company's common stock, including 25,000 shares of the Company's common stock sold to an officer of the Company. The estimated net proceeds of the sale were approximately $110,649. For the purpose of compensating the Manager for its successful efforts in raising capital for the Company, in connection with this offering, the Company granted options to the Manager to purchase 690,000 shares of the Company’s common stock at a price of $16.45, which had an aggregate fair value of approximately $1,408 as of the grant date. The assumptions used in an option valuation model to value the options were: a 2.8% risk-free rate, a 8.0% dividend yield, 28.1% volatility and an expected life of 10 years.
On May 1, 2018, the Board of Directors authorized an extension of the Company’s previously announced Share Repurchase Program through May 18, 2019. Under the Share Repurchase Program, the Company may purchase its shares from time to time in the open market or in privately negotiated transactions.
Acquisitions
On April 2, 2018, the Company completed the acquisition of the Austin American-Statesman and its niche publications and companion websites from Cox Media Group, LLC (“Cox”) for $47,500, plus working capital. We funded the acquisition with cash on hand. The Austin American-Statesman circulates in central Texas with a daily circulation of approximately 85.
On April 11, 2018, the Company reached an agreement to purchase substantially all of the publishing and related assets of the Akron Beacon Journal from Black Press, Ltd. (“Black Press”) for $16,000, plus working capital. In a separate transaction, also on April 11, 2018, the Company agreed to sell substantially all of the publishing and related assets of GateHouse Media Alaska Holdings, Inc. to Black Press for $2,000, plus working capital. These amounts have been reclassified to assets held for sale, a component of other current assets, at April 1, 2018.
On May 1, 2018, the Company completed the acquisition of The Palm Beach Post and the Palm Beach Daily News, in addition to several niche publications and companion websites, from Cox Media Group, LLC for $49,250, plus working capital. The Palm Beach Post distributes in Palm Beach County and southern Martin County, Florida with daily and Sunday circulation of approximately 80 and 102, respectively.
Dividends
On May 3, 2018, the Company announced a first quarter 2018 cash dividend of $0.37 per share of Common Stock, par value $0.01 per share, of New Media. The dividend will be paid on May 16, 2018, to shareholders of record as of the close of business on May 14, 2018.

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
Our portfolio of media assets today spans across 566 markets and 38 states. Our products include 684 community print publications, 566 websites and two yellow page directories. As of April 1, 2018, we reach over 23 million people per week and serve over 219,000 business customers.

We are focused on growing our consumer revenues primarily through our penetration into the local consumer market that values comprehensive local news and receives its news primarily from our products. We believe our rich local content, our strong media brands, and multiple platforms for delivering content will impact our reach to local consumers leading to growth in subscription income. We also believe our focus on smaller markets will allow us to be a leading provider of valuable, unique local news to consumers in those markets. We believe that one result of our local consumer penetration in these smaller markets will be transaction revenues as we link consumers with local businesses. For our SMB business category, we focus on leveraging our strong local media brands, our in-market sales force and our high consumer penetration rates with a variety of products and services that we believe will help SMBs expand their marketing, advertising and other digital lead generation platforms. We also believe our strong position in our local markets will allow us to develop other products that will be of value to our SMBs in helping them run and grow their businesses.
Our business strategy is to be the preeminent provider of local news, information, advertising, and digital and business services in the markets we operate in. We aim to grow our business organically through both our consumer and SMB strategies. We also plan to continue to pursue strategic acquisitions of high-quality local media and digital marketing assets at attractive valuation levels. Finally, we intend to distribute a portion of our free cash flow generated from operations or other sources as a dividend to stockholders through a quarterly dividend, subject to satisfactory financial performance, approval by our board of directors (the “Board of Directors” or "Board") and dividend restrictions in the New Media Credit Agreement (as defined below). The Board of Directors’ determinations regarding dividends will depend on a variety of factors, including the Company’s U.S. generally accepted accounting principles (“GAAP”) net income, free cash flow generated from operations or other sources, liquidity position and potential alternative uses of cash, such as acquisitions, as well as economic conditions and expected future financial results.
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
For our SMB category, we focus on leveraging our strong local media brands, our in-market sales force and our high consumer penetration rates with a variety of technology oriented products and services that solve acute pain points for SMBs. Central to this business strategy is our wholly-owned subsidiary UpCurve, Inc. ("UpCurve"). UpCurve provides two broad categories of services: ThriveHive, previously known as Propel Marketing, which provides marketing services for every SMB regardless of size, and UpCurve Cloud which offers cloud-based products with expert migration, integration, and support. ThriveHive is designed to offer a complete set of turn-key digital marketing and business services to SMBs that provide transparent results to the business owners. In 2016, we acquired a turn-key proprietary software application that enables SMB owners to run their own digital and contact marketing campaigns.
We launched the UpCurve products in 2012 and have seen rapid growth since then. We believe UpCurve, combined with our strong local brands and in-market sales force, is positioned to continue to be a key component to our overall organic growth strategy. The opportunity UpCurve aims to seize upon is as follows:
There were approximately 29.6 million SMBs in the U.S. in 2014 according to the U.S. Small Business Administration. Of these, approximately 29.0 million had 20 employees or fewer.
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
We believe our local media properties and local sales infrastructure are uniquely positioned to sell these digital marketing and business services to local business owners and give us distinct advantages, including:

•	our strong and trusted local brands, with 85% of our daily newspapers having published local content for more than 100 years;

•	our ability to market through our print and online properties, driving branding and traffic; and

•	our more than 1,330 local, direct, in-market sales professionals with long standing relationships with small businesses in the communities we serve.
Our core products include:

•	144 daily newspapers with total paid circulation of approximately 1.5 million;

•	333 weekly newspapers (published up to three times per week) with total paid circulation of approximately 349,000 and total free circulation of approximately 2.2 million;

•	137 “shoppers” (generally advertising-only publications) with total circulation of approximately 3.2 million;

•	566 locally-focused websites, which extend our businesses onto the internet and mobile devices with approximately 295 million page views per month;

•	two yellow page directories, with a distribution of approximately 290,000, that cover a population of approximately 419,000 people;

•	70 business publications; and

•	UpCurve Cloud and ThriveHive digital marketing.
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
Acquisitions
During the three months ended April 1, 2018, we completed six acquisitions. We acquired substantially all the assets, properties, and business of certain publications/businesses, which included two daily newspapers, six weekly newspapers, and cloud services and digital platforms for an aggregate purchase price of $25.8 million, including estimated working capital.

During 2017, we acquired substantially all the assets, properties, and business of certain publications/businesses, which included four business publications, 22 daily newspapers, 34 weekly publications, 24 shoppers, two customer relationship management solutions providers, a social media app and an event production business for an aggregate purchase price of $165.1 million, including working capital.
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
Long-Lived Asset Impairment
As part of the ongoing cost reduction programs, the Company is consolidating print facilities, and during the three months ended March 26, 2017, the Company ceased printing operations at four facilities.  As a result, the Company recognized an impairment charge related to retired equipment of $6.5 million during that period. There were no such facility consolidations during the three months ended April 1, 2018.
Dispositions
On February 27, 2018, we sold a parcel of land and building located in Framingham, Massachusetts, for $9.3 million, and recognized a pre-tax gain of approximately $3.3 million, net of selling expenses, which is included in (gain) loss on sale or disposal of assets on the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss during the three months ended April 1, 2018.
On June 2, 2017, we completed the sale of the Mail Tribune, located in Medford, Oregon, for approximately $14.7 million, including working capital.  As a result, a pre-tax gain of approximately $5.4 million, net of selling expenses, is included in (gain) loss on sale or disposal of assets on the Consolidated Statement of Operations and Comprehensive Loss during the year ended December 31, 2017 since the disposition did not qualify for treatment as a discontinued operation.
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
A summary of our significant accounting policies are described in Note 1, of our consolidated financial statements, "Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies", for the year ended December 31, 2017, included in our Annual Report on Form 10-K.
During the three months ended April 1, 2018, we changed several accounting policies in order to adopt recent accounting standards, including the Financial Accounting Standards Board Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers”. There have been no other material changes in critical accounting policies in the current year from those described in our Annual Report on Form 10-K for the year ended December 31, 2017.
Results of Operations
The following table summarizes our results of operations for the three months ended April 1, 2018 and March 26, 2017:
NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(In thousands)

	Three months ended
	April 1, 2018	March 26, 2017
Revenues:
Advertising	$163,259	$155,564
Circulation	129,991	110,806
Commercial printing and other	47,515	41,154
Total revenues	340,765	307,524
Operating costs and expenses:
Operating costs	196,389	177,790
Selling, general, and administrative	118,819	106,202
Depreciation and amortization	19,247	17,604
Integration and reorganization costs	2,430	2,370
Impairment of long-lived assets	—	6,485
(Gain) loss on sale or disposal of assets	(3,171)	88
Operating income (loss)	7,051	(3,015)
Interest expense	8,352	7,218
Other income	(520)	(217)
Loss before income taxes	(781)	(10,016)
Income tax benefit	(116)	(6,331)
Net loss	$(665)	$(3,685)
Three Months Ended April 1, 2018 Compared To Three Months Ended March 26, 2017
Revenue. Total revenue for the three months ended April 1, 2018 increased by $33.3 million, or 10.8%, to $340.8 million from $307.5 million for the three months ended March 26, 2017. The increase in total revenue was comprised of a $7.7 million, or 4.9%, increase in advertising revenue, a $19.2 million, or 17.3%, increase in circulation revenue, and a $6.4 million, or 15.5%, increase in commercial printing and other revenue.

Advertising revenue increased primarily due to acquisitions which were partially offset by declines driven by reductions in the local retail, classified, and preprint categories due to secular pressures and a continuing uncertain economic environment. These secular trends and economic conditions have also led to a decline in our print circulation volumes, which have been offset by price increases in select locations. The majority of the increase in commercial printing and other revenue is due to digital marketing services and events revenue.
Operating Costs. Operating costs for the three months ended April 1, 2018 increased by $18.6 million, or 10.5%, to $196.4 million from $177.8 million for the three months ended March 26, 2017. The increase includes operating costs from acquisitions of $26.4 million, a $0.5 million increase in advertising and promotion, and a $0.5 million increase in professional and consulting fees, which was partially offset by an $8.8 million decrease in the costs related to the remaining operations. This decline in operating costs related to the remaining operations was primarily due to a decrease in compensation, hauling and delivery and newsprint and ink of $4.6 million, $2.7 million and $1.0 million, respectively. There were no other increases or decreases greater than $0.5 million.
Selling, General and Administrative. Selling, general and administrative expenses for the three months ended April 1, 2018 increased by $12.6 million, or 11.9%, to $118.8 million from $106.2 million for the three months ended March 26, 2017. The increase includes selling, general and administrative expenses from acquisitions of $17.6 million, which was partially offset by a $5.0 million decrease in the costs related to the remaining operations. This decline in selling, general and administrative expenses related to the remaining operations was primarily due to a decrease in compensation and professional and consulting fees of $3.2 million and $1.2 million, respectively. There were no other increases or decreases greater than $0.5 million.
Integration and Reorganization Costs. During each of the three month periods ended April 1, 2018 and March 26, 2017, we recorded integration and reorganization costs of $2.4 million, primarily resulting from severance costs related to acquisition-related synergies and the continued consolidation of our operations resulting from ongoing implementation of our plans to reduce costs and preserve cash flow.
Impairment of Long-lived Assets. During the three months ended March 26, 2017, we recorded a $6.5 million impairment of long-lived assets due to four printing facilities ceasing operations during the first quarter of 2017, and additional shut downs expected in the second and third quarters of 2017. No such charge was recorded during the three months ended April 1, 2018.
Income Tax Benefit. During the three months ended April 1, 2018 and March 26, 2017, we recorded an income tax benefit of approximately $0.1 million and $6.3 million, respectively. The reduced income tax benefit is primarily attributable to the nominal loss reflected for the three months ended April 1, 2018.
Net Loss. Net loss for the three months ended April 1, 2018 and March 26, 2017 was $0.7 million and $3.7 million, respectively. The difference is related to the factors noted above.
Liquidity and Capital Resources
Our primary cash requirements are for working capital, debt obligations, capital expenditures and acquisitions. We have no material outstanding commitments for capital expenditures. We expect our 2018 capital expenditures to total between $14 million and $16 million. The 2018 capital expenditures will be primarily comprised of projects related to the consolidation of print operations and system upgrades. For more information on our long term debt and debt service obligations, see Note 6 to the unaudited condensed consolidated financial statements, “Indebtedness”. Our principal sources of funds have historically been, and are expected to continue to be, cash provided by operating activities.
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

Dividends
On May 3, 2018, we announced a first quarter 2018 cash dividend of $0.37 per share of Common Stock, par value $0.01 per share, of New Media. The dividend will be paid on May 16, 2018, to shareholders of record as of the close of business on May 14, 2018.
On February 28, 2018, we announced a fourth quarter 2017 cash dividend of $0.37 per share of Common Stock, par value $0.01 per share, of New Media. The dividend was paid on March 22, 2018, to shareholders of record as of the close of business on March 14, 2018.
On October 26, 2017, we announced a third quarter 2017 cash dividend of $0.37 per share of Common Stock, par value $0.01 per share, of New Media. The dividend was paid on November 16, 2017, to shareholders of record as of the close of business on November 8, 2017.
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
New Media Credit Agreement
On June 4, 2014, New Media Holdings II LLC (the “New Media Borrower”), a wholly owned subsidiary of New Media, entered into a credit agreement (the “New Media Credit Agreement”) among the New Media Borrower, New Media Holdings I LLC (“Holdings I”), the lenders party thereto, RBS Citizens, N.A. and Credit Suisse Securities (USA) LLC as joint lead arrangers and joint bookrunners, Credit Suisse AG, Cayman Islands Branch as syndication agent and Citizens Bank of Pennsylvania as administration agent which provided for (i) a $200 million senior secured term facility (the “Term Loan Facility” and any loan thereunder, including as part of the Incremental Facility, “Term Loans”), (ii) a $25 million senior secured revolving credit facility, with a $5 million sub-facility for letters of credit and a $5 million sub-facility for swing loans, (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Senior Secured Credit Facilities”) and (iii) the ability for the New Media Borrower to request one or more new commitments for term loans or revolving loans from time to time up to an aggregate total of $75 million (the “Incremental Facility”) subject to certain conditions. On June 4, 2014, the New Media Borrower borrowed $200 million under the Term Loan Facility (the “Initial Term Loans”). As of April 1, 2018, $0 was drawn under the Revolving Credit Facility. The Term Loans mature on July 14, 2022 and the maturity date for the Revolving Credit Facility is July 14, 2021. The New Media Credit Agreement was amended:
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
•on July 14, 2017, to (i) extend the maturity date of the outstanding term loans under the Term Loan Facility to July 14, 2022, (ii) provide for a 1.00% prepayment premium for any prepayments made in connection with certain repricing transactions effected within six months of the date of the amendment, (iii) extend the maturity date of the

Revolving Credit Facility to July 14, 2021, (iv) provide for $20 million in additional term loans (the “2017 Incremental Term Loan”) under the Incremental Facility and (v) increase the amount of the Incremental Facility that may be requested on or after the date of the amendment (inclusive of the 2017 Incremental Term Loan) to $100 million; and
•on February 16, 2018, to provide for (i) $50 million in additional term loans under the Term Loan Facility and (ii) a 1.00% prepayment premium for any prepayments of the Term Loans made in connection with certain repricing transactions effected within six months of the date of the amendment.
In connection with the February 16, 2018 amendment, the Company incurred approximately $0.6 million of fees and expenses, of which $0.5 million were capitalized in deferred financing costs and will be amortized over the term of the Term Loan Facility. The related third party fees of $0.1 million were expensed during the quarter as this amendment was determined to be a debt modification for accounting purposes. In addition, the Company recognized $0.3 million of original issue discount, which will also be amortized over the term of the Term Loan Facility.
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
As of April 1, 2018, we are in compliance with all of the covenants and obligations under the New Media Credit Agreement.
Refer to Note 6 to the unaudited condensed consolidated financial statements, “Indebtedness,” and to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, for further discussion of the New Media Credit Agreement.
Advantage Credit Agreements
In connection with the purchase of the assets of Halifax Media, which was completed on January 9, 2015, certain subsidiaries of the Company (the “Advantage Borrowers”) agreed to assume all of the obligations of Halifax Media and its affiliates in respect of each of (i) that certain Consolidated Amended and Restated Credit Agreement dated January 6, 2012 among Halifax Media Acquisition LLC, Advantage Capital Community Development Fund XXVIII, L.L.C., and Florida Community Development Fund II, L.L.C. (as amended, the “Halifax Florida Credit Agreement”) and (ii) that certain Credit Agreement dated June 18, 2013 between Halifax Alabama, LLC and Southeast Community Development Fund V, L.L.C. (the “Halifax Alabama Credit Agreement” and, together with the Halifax Florida Credit Agreement, the “Advantage Credit Agreements”), respectively (the debt under the Halifax Florida Credit Agreement, the “Advantage Florida Debt”; the debt under the Halifax Alabama Credit Agreement, the “Advantage Alabama Debt”). The $10 million outstanding balance under the Halifax Florida Credit Agreement was fully repaid on December 31, 2016.
The Halifax Alabama Credit Agreement is in the principal amount of $8 million and bears interest at the rate of LIBOR plus 6.25% per annum (with a minimum of 1% LIBOR) payable quarterly in arrears, maturing on March 31, 2019. The Advantage Alabama Debt is secured by a perfected second priority security interest in all the assets of the Advantage Borrowers and certain other subsidiaries of the Company, subject to the limitation that the maximum amount of secured obligations is $15 million. The Advantage Alabama Debt is unconditionally guaranteed by Holdings I and certain subsidiaries of the New Media Borrowers and is required to be guaranteed by all future material wholly-owned domestic subsidiaries, subject to certain exceptions. The Advantage Alabama Debt is subordinated to the Senior Secured Credit Facilities pursuant to an intercreditor agreement.
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
As of April 1, 2018, we are in compliance with all of the covenants and obligations under the Halifax Alabama Credit Agreement.
Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, for further discussion of the Advantage Credit Agreements.
Cash Flows
The following table summarizes our historical cash flows.

	Three months ended April 1, 2018	Three months ended March 26, 2017
Cash provided by operating activities	$18,663	$18,248
Cash used in investing activities	(22,131)	(23,817)
Cash provided by (used in) financing activities	27,438	(30,791)
The discussion of our cash flows that follows is based on our historical cash flows for the three months ended April 1, 2018 and March 26, 2017.
Cash Flows from Operating Activities. Net cash provided by operating activities for the three months ended April 1, 2018 was $18.7 million, an increase of $0.5 million when compared to $18.2 million of cash provided by operating activities for the three months ended March 26, 2017. This $0.5 million increase was the result of an improvement in operating results of $3.0 million and an increase in cash provided by working capital of $0.3 million, which was partially offset by adjustments for non-cash charges of $2.9 million.
The $0.3 million increase in cash provided by working capital for the three months ended April 1, 2018 when compared to the three months ended March 26, 2017, is primarily attributable to a decrease in accounts receivable and an increase in deferred revenue, which was partially offset by a decrease accrued expenses and an increase in inventory.
The $2.9 million increase in adjustments to net income for non-cash charges, when compared to the three months ended March 26, 2017, primarily consisted of a $6.5 million impairment of long-lived assets and a $3.3 million increase in gain on sale or disposal of assets, which was partially offset by a $5.0 million decrease in deferred income tax benefit and a $1.6 million increase in depreciation and amortization.
Cash Flows from Investing Activities. Net cash used in investing activities for the three months ended April 1, 2018 was $22.1 million. During the three months ended April 1, 2018, we used $29.4 million, net of cash acquired, for acquisitions and $1.9 million for capital expenditures, which was partially offset by $9.2 million we received from the sale of real estate and other assets.

Net cash used in investing activities for the three months ended March 26, 2017 was $23.8 million. During the three months ended March 26, 2017, we used $21.7 million, net of cash acquired, for acquisitions and $2.4 million for capital expenditures, which was partially offset by $0.3 million we received from the sale of real estate and other assets.
Cash Flows from Financing Activities. Net cash provided by financing activities for the three months ended April 1, 2018 was $27.4 million primarily comprised of borrowings under term loans of $49.8 million, which was partially offset by the payment of dividends of $20.0 million, repayments under term loans of $1.0 million, a $0.7 million purchase of treasury stock, and payment of debt issuance costs of $0.5 million.
Net cash used in financing activities for the three months ended March 26, 2017 was $30.8 million primarily due to the payment of dividends of $18.9 million, repayments under term loans of $10.9 million, a $0.6 million purchase of treasury stock, and $0.4 million payment of offering costs.
Changes in Financial Position
The discussion that follows highlights significant changes in our financial position and working capital from December 31, 2017 to April 1, 2018.
Accounts Receivable. Accounts receivable decreased $17.8 million from December 31, 2017 to April 1, 2018, which primarily relates to seasonality and the timing of cash collections as well as an increase in the allowance for doubtful accounts primarily related to certain retail customer bankruptcies, which was partially offset by $1.6 million of assets acquired in the three month period ending April 1, 2018.
Inventory. Inventory increased $3.6 million from December 31, 2017 to April 1, 2018, which primarily relates to the increase in newsprint inventory due to timing of shipments.
Prepaid Expenses. Prepaid expenses increased $4.5 million from December 31, 2017 to April 1, 2018, which primarily relates to the timing of payments and assets acquired in the three month period ending April 1, 2018.
Property, Plant, and Equipment. Property, plant, and equipment decreased $14.6 million from December 31, 2017 to April 1, 2018, of which $12.1 million relates to depreciation and $7.5 million relates to assets sold, classified as held for sale, or disposed of during the first three months of 2018, which was partially offset by $3.1 million of assets acquired in 2018 and $1.9 million of capital expenditures.
Goodwill. Goodwill increased $7.1 million from December 31, 2017 to April 1, 2018, which is primarily due to assets acquired in 2018.
Intangible Assets. Intangible assets increased $10.3 million from December 31, 2017 to April 1, 2018, of which $17.5 million relates to assets acquired in 2018, which was partially offset by $7.2 million in amortization.
Other Assets. Other assets increased $2.0 million from December 31, 2017 to April 1, 2018, which is primarily due to acquisitions during the three months ended April 1, 2018.
Current Portion of Long-term Debt. Current portion of long-term debt increased $9.4 million from December 31, 2017 to April 1, 2018, due to the reclassification to current portion of long-term debt of $8.0 million of debt that was assumed in the Halifax acquisition in 2015 that is due on March 31, 2019, a $0.9 million reclassification from long-term debt and an increase in the current portion of long-term debt of $0.5 million related to the February 16, 2018 amendment to the New Media Credit Agreement.
Accounts Payable. Accounts payable increased $3.5 million from December 31, 2017 to April 1, 2018, which relates primarily to the timing of vendor payments and acquisitions in 2018.
Accrued Expenses. Accrued expenses decreased $19.3 million from December 31, 2017 to April 1, 2018, which primarily relates to a decrease in the accrual for all management agreement related fees of $7.9 million, a $6.5 million decrease in accrued bonus, a $4.5 million decrease in accrued payroll, and a $1.8 million decrease due to the payment of a working capital settlement, which was partially offset by a $0.7 increase in accrued taxes and a $0.6 million increase in accrued vacation.

Long-term Debt. Long-term debt increased $39.3 million from December 31, 2017 to April 1, 2018, primarily due to borrowings under term loans of $49.2 million, net of original issue discount, and $0.5 million non-cash interest expense, which was partially offset by the reclassification of long-term debt to current portion of long-term debt of $8.9 million, and a $1.0 million repayment of term loans.
Accumulated Deficit. Accumulated deficit increased $0.7 million from December 31, 2017 to April 1, 2018, primarily due to a net loss of $0.7 million.
Summary Disclosure About Contractual Obligations and Commercial Commitments
Other than the amendment to the New Media Credit Agreement described below, there have been no significant changes to our contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2017.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements reasonably likely to have a current or future effect on our financial statements.
Contractual Commitments
On February 16, 2018, the New Media Credit Agreement was amended to, among other things, provide for (i) $50 million in additional term loans under the Term Loan Facility and (ii) a 1.00% prepayment premium for any prepayments of the Term Loans made in connection with certain repricing transactions effected within six months of the date of the amendment.
There were no other material changes made to our contractual commitments during the period from December 31, 2017 to April 1, 2018.
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
The table below shows the reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three months ended
	April 1, 2018		March 26, 2017
	(in thousands)
Net loss	$(665)		$(3,685)
Income tax benefit	(116)		(6,331)
Interest expense	8,352		7,218
Impairment of long-lived assets	—		6,485
Depreciation and amortization	19,247		17,604
Adjusted EBITDA from continuing operations	$26,818	(a)	$21,291	(b)

(a)
Adjusted EBITDA for the three months ended April 1, 2018 included net expenses of $5,709, related to transaction and project costs, non-cash compensation, and other expense of $6,450, integration and reorganization costs of $2,430 and a $3,171 gain on the sale or disposal of assets.

(b)
Adjusted EBITDA for the three months ended March 26, 2017 included net expenses of $5,398, related to transaction and project costs, non-cash compensation, and other expense of $2,940, integration and reorganization costs of $2,370 and an $88 loss on the sale or disposal of assets.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
During the three month period ended April 1, 2018, there were no material changes to the quantitative and qualitative disclosures about market risk that were presented in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017.

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
There have been no material changes to the legal proceedings previously disclosed under “Legal Proceedings” included in our Annual Report on Form 10-K filed with the SEC on February 28, 2018.

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
Our advertising revenues and, to a lesser extent, circulation revenues, depend upon a variety of factors specific to the communities that our publications serve. These factors include, among others, the size and demographic characteristics of the local population, local economic conditions in general and the economic condition of the retail segments of the communities that our publications serve. If the local economy, population or prevailing retail environment of a community we serve experiences a downturn, our publications, revenues and profitability in that market could be adversely affected. Our advertising revenues are also susceptible to negative trends in the general economy that affect consumer spending. The advertisers in our newspapers and other publications and related websites are primarily retail businesses that can be significantly affected by regional or national economic downturns and other developments. For example, many traditional retail companies continue to face greater competition from online retailers and face uncertainty in their businesses, which has reduced and may continue to reduce their advertising spending. Declines in the U.S. economy could also significantly affect key advertising revenue categories, such as help wanted, real estate and automotive.
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
Our Company primarily generates revenue in three geographic regions: the Northeast, the Midwest, and the Southeast. During the three months ended April 1, 2018, approximately 31% of our total revenues were generated in four states in the Northeast: Massachusetts, New York, Pennsylvania, and Rhode Island. During the same period, approximately 23% of our total revenues were generated in two states in the Southeast: Florida and North Carolina. Also during the same period, approximately 18% of our total revenues were generated in two states in the Midwest: Ohio and Illinois. As a result of this geographic concentration, our financial results, including advertising and circulation revenue, depend largely upon economic conditions in these principal market areas. Accordingly, adverse economic developments within these three regions in particular could significantly affect our consolidated operations and financial results.

Our indebtedness and any future indebtedness may limit our financial and operating activities and our ability to incur additional debt to fund future needs or dividends.
As of April 1, 2018, New Media’s outstanding indebtedness consists primarily of the New Media Credit Agreement. The New Media Credit Agreement provided for (i) a $200 million senior secured term facility, (ii) a $25 million senior secured revolving credit facility, with a $5 million sub-facility for letters of credit and a $5 million sub-facility for swing loans and (iii) the ability for us to request one or more new commitments for term loans or revolving loans from time to time up to an aggregate total of $75 million (the "Incremental Facility"), subject to certain conditions. On September 3, 2014, the New Media Credit Agreement was amended to provide for additional term loans under the Incremental Facility in an aggregate principal amount of $25 million. On November 20, 2014, the New Media Credit Agreement was further amended to increase the amount available thereunder for incremental term loans from $75 million to $225 million in order to facilitate the financing of the acquisition of substantially all of the assets from Halifax Media Group LLC. On January 9, 2015, the New Media Credit Agreement was amended to provide for additional term loans and revolving commitments under the Incremental Facility in a combined aggregate principal amount of $152 million and to make certain amendments to the Revolving Credit Facility. On February 13, 2015, the New Media Credit Agreement was amended to, amongst other things, replace the existing term loans with a new class of replacement term loans with extended call protection. On March 6, 2015, the New Media Credit Agreement was amended to provide for $15 million in additional revolving commitments under the Incremental Facility. On May 29, 2015, the New Media Credit Agreement was amended to provide for $25 million in additional term loans under the Incremental Facility. On July 14, 2017, the New Media Credit Agreement was amended to, among other things, (i) extend the maturity date of the outstanding term loans to July 14, 2022 (the “Extended Term Loans”), (ii) provide for a 1.00% prepayment premium for any prepayments of the Extended Term Loans made in connection with certain repricing transactions effected within six months of the date of the amendment, (iii) extend the maturity date of the revolving credit facility to July 14, 2021, (iv) provide for additional dollar-denominated term loans in an aggregate principal amount of $20 million (the “2017 Incremental Term Loans”) on the same terms as the Extended Term Loans and (v) increase the amount of the Incremental Facility that may be requested on or after the date of the amendment (inclusive of the 2017 Incremental Term Loans) to $100 million. On February 16, 2018, the New Media Credit Agreement was amended to provide for additional dollar-denominated term loans in an aggregate principal amount of $50 million under the Incremental Facility and a 1.00% prepayment premium for any prepayments of the Extended Term Loans made in connection with certain repricing transactions effected within six months of the date of the amendment.
The Halifax Alabama Credit Agreement, which arose from debt obligations assumed by us in connection with our acquisition of substantially all of the assets from Halifax Media Group LLC on January 9, 2015, is comprised of debt in the principal amount of $8 million that bears interest at the rate of LIBOR plus 6.25% per annum (with a minimum of 1% LIBOR) payable quarterly in arrears, maturing on March 31, 2019. As of April 1, 2018, $8 million was outstanding under the Halifax Alabama Credit Agreement.
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
Each of the New Media Credit Agreement and Halifax Alabama Credit Agreement contains covenants that restrict our operations and may inhibit our ability to grow our business, increase revenues and pay dividends to our stockholders.
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
We have announced our intent to distribute a portion of our free cash flow generated from operations or other sources as a dividend to our stockholders, through a quarterly dividend, subject to satisfactory financial performance, approval by our Board of Directors and dividend restrictions in the New Media Credit Agreement. The Board of Directors’ determinations regarding dividends will depend on a variety of factors, including the Company’s GAAP net income, free cash flow generated from operations or other sources, liquidity position and potential alternative uses of cash, such as acquisitions, as well as economic conditions and expected future financial results. Although we recently paid a fourth quarter 2017 cash dividend of $0.37 per share of Common Stock and have paid regularly quarterly dividends since the third quarter of 2014, there can be no guarantee that we will continue to pay dividends in the future or that this recent dividend is representative of the amount of any future dividends. Our ability to declare future dividends will depend on our future financial performance, which in turn depends on the successful implementation of our strategy and on financial, competitive, regulatory, technical and other factors, general economic conditions, demand and selling prices for our products and other factors specific to our industry or specific projects, many of which are beyond our control. Therefore, our ability to generate free cash flow depends on the performance of our operations and could be limited by decreases in our profitability or increases in costs, capital expenditures or debt servicing requirements.
We may acquire additional companies with declining cash flow as part of a strategy aimed at stabilizing cash flow through expense reduction and digital expansion. If our strategy is not successful, we may not be able to pay dividends.
We are also dependent on our subsidiaries being able to pay dividends. Our subsidiaries are subject to restrictions on the ability to pay dividends under the various instruments governing their indebtedness. If our subsidiaries incur additional debt or losses, such additional indebtedness or loss may further impair their ability to pay dividends or make other distributions to us. In addition, the ability of our subsidiaries to declare and pay dividends to us will also be dependent on their cash income and cash available and may be restricted under applicable law or regulation. Under Delaware law, approval of the board of directors is required to approve any dividend, which may only be paid out of surplus or net profit for the applicable fiscal year. As a result, we may not be able to pay dividends in accordance with our announced intent or at all.
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
A basic raw material for our publications is newsprint. We generally maintain a 45 to 55-day inventory of newsprint. An inability to obtain an adequate supply of newsprint at a favorable price or at all in the future could have a material adverse effect on our ability to produce our publications. Historically, the price of newsprint has been volatile, reaching a high of approximately $823 per metric ton in 2008 and experiencing a low of almost $410 per metric ton in 2002. The average price of newsprint during 2017 was approximately $635 per metric ton. Recent and future consolidation of major newsprint suppliers may adversely affect price competition among suppliers. Tariffs, duties and other restrictions on non-U.S. suppliers of newsprint may also result in an increase to the price of newsprint, including proposed duties recently announced by the United States Department of Commerce that may, if ultimately imposed, increase the price and/or limit the supply of available newsprint. Significant increases in newsprint costs for properties and periods not covered by our newsprint vendor agreement could have a material adverse effect on our financial condition and results of operations.
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
At April 1, 2018 the carrying value of our goodwill is $243.7 million, mastheads is $104.2 million, and amortizable intangible assets is $309.6 million. The indefinite-lived assets are subject to annual impairment testing and more frequent testing upon the occurrence of certain events or significant changes in our circumstances that indicate all or a portion of their carrying values may no longer be recoverable, in which case a non-cash charge to earnings may be necessary in the relevant period. We may subsequently experience market pressures which could cause future cash flows to decline below our current expectations, or volatile equity markets could negatively impact market factors used in the impairment analysis, including earnings multiples, discount rates, and long-term growth rates. Any future evaluations requiring an asset impairment charge for goodwill or other intangible assets would adversely affect future reported results of operations and shareholders’ equity.
As a result of the annual impairment assessment, as of June 25, 2017, we recorded a goodwill impairment in two of our reporting units, Central US Publishing ("Central") and Western US Publishing ("West"), for a total of $25.6 million, representing a full impairment of the goodwill then recorded in the West reporting unit and a partial impairment of the goodwill in then recorded in the Central reporting unit. Additionally, the estimated fair value exceeded carrying value for mastheads except in the West reporting unit, for which we recognized an impairment charge of $1.8 million.
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
Our pension and postretirement plans were underfunded by $25.5 million at April 1, 2018. Our pension plans invest in a variety of equity and debt securities. Future volatility and disruption in the stock markets could cause declines in the asset values of our pension plans. In addition, a decrease in the discount rate used to determine minimum funding requirements could result in increased future contributions. If either occurs, we may need to make additional pension contributions above what is currently estimated, which could reduce the cash available for our businesses.
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
As of April 1, 2018, we employed 10,532 employees, of whom 1,203 (or approximately 11%) were represented by 39 unions. 81% of the unionized employees are in four states: Ohio, Rhode Island, Illinois and Massachusetts and represent 28%, 23%, 15% and 15% of all our union employees, respectively. Most of our unionized employees work under collective bargaining agreements that expire in 2018.
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
We have authorization from our Board of Directors to repurchase up to $100 million of the Company's common stock through May 18, 2019. We are not obligated to repurchase any specific amount of shares. The timing and amount of repurchases, if any, depends on several factors, including market and business conditions, the market price of shares of our common stock and our overall capital structure and liquidity position, including the nature of other potential uses of cash, not limited to investments in growth. There can be no assurance that any repurchases will have the effects we anticipated, and our repurchases will utilize cash that we will not be able to use in other ways, whether to grow the business or otherwise.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Approximate Number of Shares that May Yet Be Purchased Under the Plan or Programs
January 1, 2018 through February 4, 2018	—			—	5,823,215
February 5, 2018 through March 4, 2018	42,726	(1)	$15.93	—	5,685,847
March 5, 2018 through April 1, 2018	—		$—	—	$5,685,847
Total	42,726			—
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

The Board of Directors authorized an extension of the Company’s previously announced authorization to repurchase up to $100 million of the Company's common stock (the "Share Repurchase Program") through May 18, 2019. Under the Share Repurchase Program, the Company may purchase its shares from time to time in the open market or in privately negotiated transactions.

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

NEW MEDIA INVESTMENT GROUP INC.

Date: May 3, 2018	/s/ Gregory W. Freiberg
Gregory W. Freiberg
Chief Financial Officer
(Principal Financial and Accounting Officer)