Form 10-Q
period 2018-07-01
New Media Investment Group Inc.
filed 2018-08-02
CIK 1579684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2018
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

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐

Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2018, 60,293,003 shares of the registrant’s common stock were outstanding.

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
Forward-looking statements are based on management’s current expectations and beliefs and are subject to a number of known and unknown risks, uncertainties and other factors that could lead to actual results materially different from those described in the forward-looking statements. We can give no assurance that our expectations will be attained. Our actual results, liquidity and financial condition may differ from the anticipated results, liquidity and financial condition indicated in these forward-looking statements. These forward looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause our actual results to differ, possibly materially from expectations or estimates reflected in such forward-looking statements, including, among others:

•	general economic and market conditions;

•	economic conditions in the Northeast, Southeast and Midwest regions of the United States;

•	declining advertising and circulation revenues;

•	our ability to grow our digital marketing and business services and digital audience and advertiser base;

•	the growing shift within the publishing industry from traditional print media to digital forms of publication;

•	our ability to grow our business organically through both our consumer and small to medium size business strategies:

•	our ability to acquire local media print assets at attractive valuations;

•	the risk that we may not realize the anticipated benefits of our recent or potential future acquisitions;

•	the availability and cost of capital for future investments;

•	our indebtedness may restrict our operations and / or require us to dedicate a portion of cash flow from operations to the payment of principal and interest;

•	our ability to pay dividends consistent with prior practice or at all;

•	our ability to reduce costs and expenses;

•	our ability to realize the benefits of the Management Agreement (as defined below);

•	the impact of any material transactions with the Manager (as defined below) or one of its affiliates, including the impact of any actual, potential or perceived conflicts of interest;

•	effects of the completed merger of Fortress Investment Group LLC with affiliates of SoftBank Group Corp.;

•	the competitive environment in which we operate; and

•	our ability to recruit and retain key personnel.
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

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets (unaudited) as of July 1, 2018 and December 31, 2017	4

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited) for the three and six months ended July 1, 2018 and June 25, 2017	5

	Condensed Consolidated Statement of Stockholders’ Equity (unaudited) for the six months ended July 1, 2018	6

	Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended July 1, 2018 and June 25, 2017	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	40

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55

Item 3.	Defaults Upon Senior Securities	56

Item 4.	Mine Safety Disclosures	57

Item 5.	Other Information	57

Item 6.	Exhibits	57

	Signatures	59

Item 1.	Financial Statements
NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	July 1, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$73,755	$43,056
Restricted cash	3,106	3,106
Accounts receivable, net of allowance for doubtful accounts of $7,217 and $5,998 at July 1, 2018 and December 31, 2017, respectively	150,994	151,692
Inventory	24,853	18,654
Prepaid expenses	28,988	23,378
Other current assets	17,839	23,311
Total current assets	299,535	263,197
Property, plant, and equipment, net of accumulated depreciation of $193,736 and $171,395 at July 1, 2018 and December 31, 2017, respectively	356,287	373,123
Goodwill	288,432	236,555
Intangible assets, net of accumulated amortization of $82,899 and $67,588 at July 1, 2018 and December 31, 2017, respectively	476,913	403,493
Other assets	8,890	7,178
Total assets	$1,430,057	$1,283,546

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$12,124	$2,716
Accounts payable	16,367	15,750
Accrued expenses	93,677	97,027
Deferred revenue	105,570	88,164
Total current liabilities	227,738	203,657
Long-term liabilities:
Long-term debt	396,053	357,195
Deferred income taxes	10,344	8,080
Pension and other postretirement benefit obligations	24,644	25,462
Other long-term liabilities	15,993	14,759
Total liabilities	674,772	609,153
Stockholders’ equity:
Common stock, $0.01 par value, 2,000,000,000 shares authorized; 60,486,837 shares issued and 60,293,003 shares outstanding at July 1, 2018; 53,367,853 shares issued and 53,226,881 shares outstanding at December 31, 2017	605	534
Additional paid-in capital	758,466	683,168
Accumulated other comprehensive loss	(5,596)	(5,461)
Retained earnings (accumulated deficit)	3,644	(2,767)
Treasury stock, at cost, 193,834 and 140,972 shares at July 1, 2018 and December 31, 2017, respectively	(1,834)	(1,081)
Total stockholders’ equity	755,285	674,393
Total liabilities and stockholders’ equity	$1,430,057	$1,283,546
See accompanying notes to unaudited condensed consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands, except per share data)

	Three months ended		Six months ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
Revenues:
Advertising	$187,609	$167,381	$350,868	$322,946
Circulation	144,536	110,563	274,527	221,368
Commercial printing and other	56,657	44,929	104,172	86,083
Total revenues	388,802	322,873	729,567	630,397
Operating costs and expenses:
Operating costs	217,775	177,020	414,164	354,811
Selling, general, and administrative	126,837	106,661	245,656	212,863
Depreciation and amortization	19,935	18,760	39,182	36,364
Integration and reorganization costs	1,749	2,237	4,179	4,607
Impairment of long-lived assets	—	—	—	6,485
Goodwill and mastheads impairment	—	27,448	—	27,448
Net gain on sale or disposal of assets	(808)	(2,634)	(3,979)	(2,546)
Operating income (loss)	23,314	(6,619)	30,365	(9,635)
Interest expense	8,999	7,217	17,351	14,435
Other income	(337)	(104)	(857)	(322)
Income (loss) before income taxes	14,652	(13,732)	13,871	(23,748)
Income tax expense	2,946	7,955	2,830	1,624
Net income (loss)	$11,706	$(21,687)	$11,041	$(25,372)
Income (loss) per share:
Basic:
Net income (loss)	$0.20	$(0.41)	$0.20	$(0.48)
Diluted:
Net income (loss)	$0.20	$(0.41)	$0.20	$(0.48)
Dividends declared per share	$0.37	$0.35	$0.74	$0.70
Comprehensive income (loss)	$11,774	$(21,659)	$11,176	$(25,316)
See accompanying notes to unaudited condensed consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (accumulated deficit)	Treasury stock		Total
	Shares	Amount				Shares	Amount
Balance at December 31, 2017	53,367,853	$534	$683,168	$(5,461)	$(2,767)	140,972	$(1,081)	$674,393
Net income	—	—	—	—	11,041	—	—	11,041
Net actuarial loss and prior service cost, net of income taxes of $0	—	—	—	(135)	—	—	—	(135)
Restricted share grants	218,984	2	223	—	—	—	—	225
Non-cash compensation expense	—	—	1,832	—	—	—	—	1,832
Issuance of common stock, net of underwriters' discount and offering costs	6,900,000	69	110,650	—	—	—	—	110,719
Restricted share forfeiture	—	—	—	—	—	9,039	—	—
Purchase of treasury stock	—	—	—	—	—	43,823	(753)	(753)
Common stock cash dividend	—	—	(37,407)	—	(4,630)	—	—	(42,037)
Balance at July 1, 2018	60,486,837	$605	$758,466	$(5,596)	$3,644	193,834	$(1,834)	$755,285
See accompanying notes to unaudited condensed consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six months ended
	July 1, 2018	June 25, 2017
Cash flows from operating activities:
Net income (loss)	$11,041	$(25,372)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	39,182	36,364
Non-cash compensation expense	1,832	1,595
Non-cash interest expense	1,078	1,392
Deferred income taxes	2,264	1,091
Net gain on sale or disposal of assets	(3,979)	(2,546)
Non-cash charge to investments	—	250
Impairment of long-lived assets	—	6,485
Goodwill and mastheads impairment	—	27,448
Pension and other postretirement benefit obligations	(984)	(877)
Changes in assets and liabilities:
Accounts receivable, net	15,591	15,519
Inventory	(4,858)	1,043
Prepaid expenses	(3,777)	(4,012)
Other assets	5,255	(1,865)
Accounts payable	(806)	6,001
Accrued expenses	(6,845)	(13,619)
Deferred revenue	1,452	(301)
Other long-term liabilities	1,157	1,043
Net cash provided by operating activities	57,603	49,639
Cash flows from investing activities:
Acquisitions, net of cash acquired	(149,604)	(22,060)
Purchases of property, plant, and equipment	(5,041)	(4,824)
Proceeds from sale of real estate and other assets	12,585	14,663
Net cash used in investing activities	(142,060)	(12,221)
Cash flows from financing activities:
Borrowings under term loans	49,750	—
Payment of debt issuance costs	(500)	—
Repayments under term loans	(2,062)	(11,754)
Payment of offering costs	(152)	(431)
Issuance of common stock, net of underwriters' discount	111,099	—
Purchase of treasury stock	(753)	(627)
Repurchase of common stock	—	(5,001)
Payment of dividends	(42,226)	(37,524)
Net cash provided by (used in) financing activities	115,156	(55,337)
Net increase (decrease) in cash and cash equivalents	30,699	(17,919)
Cash, cash equivalents and restricted cash at beginning of period	46,162	175,652
Cash, cash equivalents and restricted cash at end of period	$76,861	$157,733

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
Through July 1, 2018, the Company’s operating segments (Eastern US Publishing ("East"), Central US Publishing ("Central"), Western US Publishing ("West"), Recent Acquisitions and BridgeTower) are aggregated into one reportable business segment. On July 2, 2018, the operating segments were changed to Newspapers and BridgeTower. The operating segments will continue to be aggregated into one reportable business segment. Refer to Note 5 for further discussion.
The newspaper industry and the Company have experienced declining revenue and profitability over the past several years. As a result, the Company has implemented, and continues to implement, plans to reduce costs and preserve cash flow. This includes cost-reduction programs and the sale of non-core assets. The Company believes these initiatives along with cash provided by operating activities will provide it with the financial resources necessary to invest in the business and provide sufficient cash flow to enable the Company to meet its commitments. However, the Company recognized impairments of both goodwill and mastheads during the second quarter of 2017. Refer to Note 5 for further discussion.
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
In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), “Leases (Topic 842)", which revises the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset on the balance sheet for all leases with terms greater than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach and are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. The Company intends to adopt the standard on December 31, 2018. The Company expects to report comparative periods presented under current GAAP and does not expect to restate prior periods as a result of the adoption of ASU 2016-02. The Company continues to evaluate the effect that ASU 2016-02 will have on the consolidated financial statements, but it expects the ASU will have a material effect on the Consolidated Balance Sheets due to the recognition of most of its operating leases as both right-of-use assets and lease liabilities.
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
(2) Acquisitions and Dispositions
2018 Acquisitions
The Company acquired substantially all the assets, properties and business of certain publications and businesses on June 18, 2018, June 4, 2018, May 11, 2018, May 1, 2018, April 2, 2018, March 31, 2018, March 6, 2018, February 28, 2018, February 23, 2018, and February 7, 2018 (“2018 Acquisitions”), which included seven daily newspapers, 16 weekly publications, one shopper, a print facility, cloud services and digital platforms, and domains, for an aggregate purchase price of $150,162, including estimated working capital. The acquisitions were financed from cash on hand. The rationale for the acquisitions was primarily due to the attractive nature, as applicable, of the newspaper assets and digital platforms, and their estimated cash flows combined with the cost-saving and revenue-generating opportunities available.

The Company accounted for the 2018 Acquisitions using the acquisition method of accounting for those acquisitions determined to meet the definition of a business. The net assets, including goodwill, have been recorded in the consolidated balance sheet at their fair values in accordance with Accounting Standards Codification ("ASC") 805, “Business Combinations” (“ASC 805”). The fair value determination of the assets acquired and liabilities assumed are preliminary based upon all information currently available to the Company and are subject to working capital and other adjustments and the completion of valuations to determine the fair market value of the tangible and intangible assets. The final calculation of working capital and other adjustments and determination of fair values for tangible and intangible assets may result in different allocations among the various asset classes from those set forth below and any such differences could be material.
The 2018 Acquisitions that were determined to be asset acquisitions were measured at the fair value of the consideration transferred on the acquisition date. Intangible assets acquired in an asset acquisition have been recognized in accordance with ASC 350 “Intangibles - Goodwill and Other”. Goodwill is not recognized in an asset acquisition.
The following table summarizes the preliminary determination of fair values of the assets and liabilities:

Current assets	$18,805
Other assets	411
Property, plant and equipment	9,489
Advertiser relationships	34,874
Subscriber relationships	33,855
Customer relationships	8,573
Mastheads	11,708
Goodwill	51,426
Total assets	169,141
Current liabilities assumed	18,979
Net assets	$150,162
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
The Company recorded approximately $243 and $276 of selling, general and administrative expenses for acquisition-related costs for the 2018 Acquisitions during the three and six months ended July 1, 2018, respectively.
For tax purposes, the amount of goodwill that is expected to be deductible is $51,426.
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
The Company accounted for the 2017 Acquisitions using the acquisition method of accounting. The net assets, including goodwill, have been recorded in the consolidated balance sheet at their fair values in accordance with ASC 805. The fair value determination of the assets acquired and liabilities assumed are preliminary based upon all information available to the Company at the present time and are subject to working capital and other adjustments and subject to the completion of valuations to determine the fair market value of these tangible and intangible assets. The final calculation of working capital and other adjustments and determination of fair values for tangible and intangible assets may result in different allocations among the various asset classes from those set forth below and any such differences could be material.
The following table summarizes the fair values of the assets and liabilities:

Current assets	$20,870
Other assets	108
Property, plant and equipment	49,883
Noncompete agreements	532
Advertiser relationships	34,077
Subscriber relationships	26,926
Customer relationships	5,638
Software	704
Mastheads	9,902
Goodwill	37,652
Total assets	186,292
Current liabilities	21,100
Other long-term liabilities	139
Total liabilities	21,239
Net assets	$165,053
The weighted average amortization periods for recently acquired amortizable intangible assets are equal to or similar to the periods presented in Note 5.
The Company recorded approximately $978 of selling, general and administrative expenses for acquisition-related costs for the 2017 Acquisitions.
For tax purposes, the amount of goodwill that is expected to be deductible is $37,652.
Dispositions
On May 11, 2018, the Company completed its sale of certain publications and related assets in Alaska for approximately $2,364, including estimated working capital. As a result, a nominal pre-tax gain, net of selling expenses, is included in net gain on sale or disposal of assets on the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) during the three and six months ended July 1, 2018.
On February 27, 2018, the Company sold a parcel of land and building located in Framingham, Massachusetts for a sale price of $9,264, and recognized a pre-tax gain of approximately $3,337, net of selling expenses, which is included in net gain on sale or disposal of assets on the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) during the six months ended July 1, 2018.
On June 2, 2017, the Company completed its sale of the Mail Tribune, located in Medford, Oregon, for approximately $14,700, including working capital.  As a result, a pre-tax gain of approximately $5,400, net of selling expenses, is included in net gain on sale or disposal of assets on the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) during the three and six months ended June 25, 2017 since the disposition did not qualify for treatment as a discontinued operation.
(3) Share-Based Compensation
The Company recognized compensation cost for share-based payments of $669, $764, $1,832, and $1,595 during the three and six months ended July 1, 2018 and June 25, 2017, respectively. The total compensation cost not yet recognized related to non-vested Restricted Stock Grants (“RSGs”) pursuant to the Company’s Nonqualified Stock Option and Incentive Award

Plan as of July 1, 2018 was $5,075, which is expected to be recognized over a weighted average period of 2.15 years through May 2021. As of July 1, 2018, the aggregate intrinsic value of unvested RSGs was $6,965.
RSG activity during the six months ended July 1, 2018 was as follows:

	Number of RSGs	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2017	342,264	$16.86
Granted	205,976	16.37
Vested	(162,281)	18.12
Forfeited	(9,039)	16.87
Unvested at July 1, 2018	376,920	$16.05
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
Severance-related expenses
Accrued restructuring costs are included in accrued expenses on the Unaudited Condensed Consolidated Balance Sheets. The activity in accrued restructuring costs for the six months ended July 1, 2018 is as follows:

	Severance and Related Costs	Other Costs (1)	Total
Balance at December 31, 2017	$717	$366	$1,083
Restructuring provision included in Integration and Reorganization	2,448	1,731	4,179
Cash payments	(2,421)	(1,652)	(4,073)
Balance at July 1, 2018	$744	$445	$1,189

(1)	Other costs primarily include costs to consolidate operations.
The accrued restructuring reserve balance is expected to be paid out over the next twelve months.
The following table summarizes the costs incurred and cash paid in connection with these restructuring programs for the three and six months ended July 1, 2018 and June 25, 2017.

	Three months ended		Six months ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
Severance and related costs	$933	$1,857	$2,448	$4,082
Other costs	816	380	1,731	525
Cash payments	(1,587)	(2,070)	(4,073)	(4,184)

Facility consolidation charges and accelerated depreciation
As part of the ongoing cost reduction programs, the Company is consolidating print facilities, and during the six months ended June 25, 2017, the Company ceased printing operations at 11 facilities.  As a result, the Company recognized an impairment charge related to retired equipment of $6,485 and accelerated depreciation of $1,216 during the six months ended June 25, 2017. The Company also began to accelerate depreciation of approximately $1,400 related to machinery and equipment in the third quarter of 2017. There were no such facility consolidations during the six months ended July 1, 2018.
(5) Goodwill and Intangible Assets
Goodwill and intangible assets consisted of the following:

	July 1, 2018
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Advertiser relationships	$243,850	$44,763	$199,087
Customer relationships	39,149	6,293	32,856
Subscriber relationships	151,724	25,667	126,057
Other intangible assets	10,866	6,176	4,690
Total	$445,589	$82,899	$362,690
Nonamortized intangible assets:
Goodwill	$288,432
Mastheads	114,223
Total	$402,655

	December 31, 2017
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Advertiser relationships	$208,995	$37,046	$171,949
Customer relationships	30,576	5,094	25,482
Subscriber relationships	117,870	20,814	97,056
Other intangible assets	10,866	4,634	6,232
Total	$368,307	$67,588	$300,719
Nonamortized intangible assets:
Goodwill	$236,555
Mastheads	102,774
Total	$339,329
As of July 1, 2018, the weighted average amortization periods for amortizable intangible assets are 14.5 years for advertiser relationships, 12.7 years for customer relationships, 13.7 years for subscriber relationships and 4.7 years for other intangible assets. The weighted average amortization period in total for all amortizable intangible assets is 13.8 years.
Amortization expense for the three and six months ended July 1, 2018 and June 25, 2017 was $8,177, $5,630, $15,332, and $11,232, respectively. Estimated future amortization expense as of July 1, 2018, is as follows:

For the following fiscal years:
2018 (six months remaining)	$18,435
2019	33,861
2020	32,806
2021	32,627
2022	31,137
Thereafter	213,824
Total	$362,690
The changes in the carrying amount of goodwill for the period from December 31, 2017 to July 1, 2018 are as follows:

Balance at December 31, 2017, net of accumulated impairments of $25,641	$236,555
Goodwill acquired in business combinations	51,426
Measurement period adjustments	451
Balance at July 1, 2018, net of accumulated impairments of $25,641	$288,432
The Company’s annual impairment assessment is made on the last day of its fiscal second quarter.
The carrying value of goodwill and indefinite-lived intangible assets are evaluated for possible impairment on an annual basis or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or indefinite-lived intangible asset below its carrying value. The Company adopted ASU No. 2017-04 in the second quarter of 2017 and performed a quantitative goodwill impairment test to identify the existence of impairment, if any, and the amount of impairment loss. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.
The Company performed its 2017 annual assessment for possible impairment of the carrying value of goodwill and indefinite-lived intangible assets as of June 25, 2017. As a result of this assessment, the Company recorded a goodwill impairment totaling $25,641 in two of its reporting units, Central and West, during the three months ended June 25, 2017. This impairment was primarily attributable to continuing economic pressures in the newspaper industry and a decline in the Company’s stock price, and represented a full impairment of the goodwill then recorded in the West reporting unit and a partial impairment of the goodwill recorded in the Central reporting unit. In addition, the Company recorded a partial impairment of the carrying value of mastheads, totaling $1,807, in the West reporting unit in the same period.
As of September 24, 2017, December 31, 2017, and April 1, 2018, the Company performed a review of potential impairment indicators noting that its financial results and forecast have not changed materially since the annual impairment assessment, and it was determined that no indicators of impairment were present.
The Company performed its 2018 annual assessment for possible impairment of the carrying value of goodwill and indefinite-lived intangibles as of July 1, 2018. The fair value of four of the Company's reporting units, including East, West, Central and BridgeTower, which include newspaper mastheads, were estimated using the expected present value of future cash flows, recent industry multiples and using estimates, judgments and assumptions that management believes were appropriate in the circumstances. The estimates and judgments used in the assessment included multiples for EBITDA, the weighted average cost of capital and the terminal growth rate. The Company determined that the future cash flow and industry multiple analysis provided the best estimate of the fair value of its reporting units.  Key assumptions in the impairment analysis include revenue and EBITDA projections, discount rates, long-term growth rates and the effective tax rate that the Company determined to be appropriate. Revenue projections reflected slight declines in the current and next year, and revenues are expected to moderate to a terminal growth rate of 1%. Discount rates ranged from 16% to 17%. The effective tax rate was 27%. The fair value of the West reporting unit was less than its carrying value, however, all goodwill was previously written off in 2017. The fair value of the Central reporting unit exceeded the carrying value by approximately 10%. The Company performed a qualitative assessment for the Recent Acquisitions reporting unit and concluded that it is not more likely than not that the goodwill and indefinite-lived intangible assets are impaired. As a result, no quantitative impairment testing was performed for the Recent Acquisitions.

The total Company’s estimate of reporting unit fair values was reconciled to its then market capitalization (based upon the stock market price and fair value of debt) plus an estimated control premium.
The Company uses a “relief from royalty” approach, a discounted cash flow model, to determine the fair value of each reporting units' mastheads.  The estimated fair value equaled or exceeded carrying value for mastheads. The fair value of mastheads exceeded carrying value by less than 10% in the West reporting unit. Key assumptions within the masthead analysis included revenue projections, discount rates, royalty rates, long-term growth rates and the effective tax rate that the Company determined to be appropriate. Revenue projections reflected declines in the current and next year, and revenues are expected to moderate to a terminal growth rate of 1%. Discount rates ranged from 16% to 17%, and royalty rates ranged from 1.25% to 1.75%. The effective tax rate was 27%.
The Company considered the impairment of goodwill in the West to be a potential indicator of impairment under ASC 360. The Company determined that the long-lived asset groups were the same as its reporting units. The Company performed an analysis of its undiscounted cash flows in the West reporting unit to determine if there was an impairment of long-lived assets. The sum of undiscounted cash flows over the primary asset’s weighted-average remaining useful life exceeded the groups’ carrying value, so no impairment was recorded.
As of July 2, 2018, the Company reorganized its reporting units to align with its new management structure. The East, Central, West and Recent Acquisitions operating segments were consolidated into one reporting unit called Newspapers. BridgeTower remains a separate reporting unit. Due to the change in the composition of the reporting units, the Company performed an additional impairment test for goodwill and mastheads after the reorganization. Similar methodologies and assumptions were utilized for the post-reorganization impairment assessment, as described above. Fair values of the reporting units were determined to be greater than the carrying value of the reporting units, and the estimated fair value exceeded carrying value for all mastheads.
The newspaper industry and the Company have experienced declining same store revenue and profitability over the past several years. Should general economic, market or business conditions decline, and have a negative impact on estimates of future cash flow and market transaction multiples, the Company may be required to record impairment charges in the future.
(6) Indebtedness
New Media Credit Agreement
On June 4, 2014, New Media Holdings II LLC (the “New Media Borrower”), a wholly owned subsidiary of New Media, entered into a credit agreement (the “New Media Credit Agreement”) among the New Media Borrower, New Media Holdings I LLC (“Holdings I”), the lenders party thereto, RBS Citizens, N.A. and Credit Suisse Securities (USA) LLC as joint lead arrangers and joint bookrunners, Credit Suisse AG, Cayman Islands Branch as syndication agent and Citizens Bank of Pennsylvania as administration agent which provided for (i) a $200,000 senior secured term facility (the “Term Loan Facility” and any loan thereunder, including as part of the Incremental Facility, “Term Loans”), (ii) a $25,000 senior secured revolving credit facility, with a $5,000 sub-facility for letters of credit and a $5,000 sub-facility for swing loans, (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Senior Secured Credit Facilities”) and (iii) the ability for the New Media Borrower to request one or more new commitments for term loans or revolving loans from time to time up to an aggregate total of $75,000 (the “Incremental Facility”) subject to certain conditions. On June 4, 2014, the New Media Borrower borrowed $200,000 under the Term Loan Facility (the “Initial Term Loans”). As of July 1, 2018, $0 was drawn under the Revolving Credit Facility. The Term Loans mature on July 14, 2022 and the maturity date for the Revolving Credit Facility is July 14, 2021. The New Media Credit Agreement was amended:
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
As of July 1, 2018, the New Media Credit Agreement had a weighted average interest rate of 8.34%.
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
As of July 1, 2018, the Company is in compliance with all of the covenants and obligations under the New Media Credit Agreement.
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
As of January 9, 2015, the Halifax Alabama Credit Agreement had a principal amount of $8,000 and bore interest at the rate of LIBOR plus 6.25% per annum (with a minimum of 1% LIBOR) payable quarterly in arrears. On May 15, 2018, the Halifax Alabama Credit Agreement was amended to reduce the interest rate to 2% per annum. In addition, a 2% prepayment premium will be charged if the balance is paid before December 28, 2018 unless the Advantage Borrowers elect to escrow the remaining principal amount. Subsequent to December 28, 2018, the principal may be repaid without a premium or penalty. The Advantage Alabama Debt matures on March 31, 2019. The Advantage Alabama Debt is secured by a perfected second priority security interest in all the assets of the Advantage Borrowers and certain other subsidiaries of the Company, subject to the limitation that the maximum amount of secured obligations is $15,000. The Advantage Alabama Debt is unconditionally guaranteed by Holdings I and certain subsidiaries of the New Media Borrowers and is required to be guaranteed by all future material wholly-owned domestic subsidiaries, subject to certain exceptions. The Advantage Alabama Debt is subordinated to the Senior Secured Credit Facilities pursuant to an intercreditor agreement.
The Halifax Alabama Credit Agreement contains covenants substantially consistent with those contained in the New Media Credit Agreement in addition to those required for compliance with the New Markets Tax Credit program. The Advantage Borrowers are subject to customary mandatory prepayment events including from proceeds from asset sales and certain debt obligations.
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
As of July 1, 2018, the Company is in compliance with all of the covenants and obligations under the Halifax Alabama Credit Agreement.
Fair Value
The fair value of long-term debt under the Senior Secured Credit Facilities and the Advantage Alabama Debt was estimated at $416,288 as of July 1, 2018, based on discounted future contractual cash flows and a market interest rate adjusted for necessary risks, including the Company’s own credit risk as there are no rates currently observable in publicly traded debt markets of similar risk, terms and average maturities. Accordingly, the Company’s long-term debt under the Senior Secured Credit Facilities is classified within Level 3 of the fair value hierarchy.

Payment Schedule
As of July 1, 2018, scheduled principal payments of outstanding debt are as follows:

2018 (six months remaining)	$1,031
2019	12,124
2020	4,124
2021	4,124
2022	394,885
416,288
Less: Current portion of long-term debt	12,124
Remaining original issue discount	3,565
Deferred financing costs	4,546
Long-term debt	$396,053
(7) Related Party Transactions
As of December 29, 2013, Newcastle (an affiliate of FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC ("Fortress")) beneficially owned approximately 84.6% of the Company’s outstanding common stock. On February 13, 2014, Newcastle completed the spin-off of the Company. On February 14, 2014, New Media became a separate, publicly traded company trading on the NYSE under the ticker symbol “NEWM”. As a result of the spin-off and listing, the fees included in the Management Agreement with the Company’s Manager became effective. As of July 1, 2018, Fortress and its affiliates owned approximately 1.1% of the Company’s outstanding stock and approximately 39.5% of the Company’s outstanding warrants. The Company’s Manager (or its affiliates) holds options to purchase 2,904,811 shares of the Company’s common stock as of July 1, 2018. During the three and six months ended July 1, 2018 and June 25, 2017, Fortress and its affiliates were paid $238, $239, $490, and $477 in dividends, respectively.
In addition, the Company’s Chairman, Wesley Edens, is also a member of the board of directors of FIG LLC and a Principal, the Co-Chief Executive Officer and a member of the board of directors of Fortress. The Company does not pay Mr. Edens a salary or any other form of compensation.
On February 28, 2018, the Company acquired substantially all of the assets, consisting primarily of publications and related websites, of Holden Landmark Corporation ("Holden"), a Massachusetts corporation owned by the Company’s Chief Operating Officer, for $1,225 plus working capital. The Company recognized revenue from Holden of $0, $172, $77, and $312 during the three and six months ended July 1, 2018 and June 25, 2017, respectively, which is included in commercial printing and other on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
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

The following provides the management and incentive fees recognized and paid to the Manager for the three and six months ended July 1, 2018 and June 25, 2017:

	Three months ended		Six months ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
Management fee expense	$2,740	$2,422	$5,107	$5,318
Incentive fee expense	4,802	1,866	5,755	1,866
Management fees paid	4,179	1,930	6,836	6,280
Incentive fees paid	953	—	9,327	5,915
Reimbursement for expenses	615	342	1,059	892
The Company had an outstanding liability for all management agreement related fees of $5,885 and $2,680 at July 1, 2018 and December 31, 2017, respectively, included in accrued expenses.
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
(8) Income Taxes
Income tax expense includes Federal and state income taxes and interest and penalties on uncertain tax positions. Certain income and expenses are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes. Deferred tax assets are reported net of a full valuation allowance since the Company believes it is more likely than not that a tax benefit will not be realized.
The Company recorded income tax expense of $2,946, $7,955, $2,830 and $1,624 for the three and six months ended July 1, 2018 and June 25, 2017, respectively. The Company's estimated effective tax rate was 20% for the six months ended July 1, 2018. The tax effects resulting from utilizing the annual effective tax rate for the six months ended June 25, 2017 was determined to not be an effective method to determine the tax expense for that period. Therefore, the Company calculated its tax provision based upon year-to-date results.
The Company performs a quarterly assessment of its deferred tax assets and liabilities. ASC Topic 740, “Income Taxes” (“ASC 740”) limits the ability to use future taxable income to support the realization of deferred tax assets when a company has experienced a history of losses even if future taxable income were supported by detailed forecasts and projections.
In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are projected to become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. During the six months ended July 1, 2018, the Company recorded a net decrease to the valuation allowance of $1,054, which was a benefit to earnings. All of this amount was recognized through the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
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
On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. The Company recorded a tax benefit of $4,200 during the year ended December 31, 2017 which was primarily attributable to a re-measurement of deferred tax assets and deferred tax liabilities. The tax benefit was also attributable to a valuation allowance release of $800 related to an alternative minimum tax credit that is refundable in 2021 or earlier. As of December 31, 2017, the Company made a reasonable estimate of the effects on the change in deferred tax balances under the TCJA. These amounts are provisional and subject to change as the determination of the impact of the income tax effects may require additional analysis and further interpretation of the TCJA from yet to be issued FASB guidance and U.S. Treasury regulations.
In addition, the TCJA imposes a new limit on interest expense deductions with respect to any debt outstanding on January 1, 2018. The Company has evaluated the effect of this rule and do not expect that the Company will be limited in its ability to claim interest expense deductions at this time although limitations may apply after 2021.
For the six months ended July 1, 2018, the difference between the expected tax charge at a statutory rate of 21% ($2,913) and the recorded tax expense of $2,830 is primarily attributable to the reduction of the federal valuation allowance offset by other charges.
The Company and its subsidiaries file a U.S. federal consolidated income tax return. The U.S. federal and state statute of limitations generally remains open for the 2014 tax year and beyond.
(9) Equity
Income (Loss) Per Share
The following table sets forth the computation of basic and diluted income (loss) per share (“EPS”):

	Three months ended		Six months ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
Numerator for income (loss) per share calculation:
Net income (loss)	$11,706	$(21,687)	$11,041	$(25,372)
Denominator for income (loss) per share calculation:
Basic weighted average shares outstanding	59,279,159	53,119,530	56,106,899	53,153,138
Effect of dilutive securities:
Stock Options and Restricted Stock	440,851	—	379,575	—
Diluted weighted average shares outstanding	59,720,010	53,119,530	56,486,474	53,153,138
For the three months ended July 1, 2018 and June 25, 2017, the Company excluded 1,362,479 and 1,362,479 common stock warrants, 0 and 372,166 RSGs, and 700,000 and 2,307,562 stock options, respectively, from the computation of diluted income per share because their effect would have been antidilutive. For the six months ended July 1, 2018 and June 25, 2017, the Company excluded 1,362,479 and 1,362,479 common stock warrants, 0 and 372,166 RSGs, and 700,000 and 2,307,562 stock options, respectively, from the computation of diluted income per share because their effect would have been antidilutive.
Equity
On May 17, 2017, the Board of Directors authorized the repurchase of up to $100,000 of the Company's common stock ("Share Repurchase Program") over the next 12 months. On May 1, 2018, the Board of Directors authorized an extension of the Share Repurchase Program through May 18, 2019. Under the Share Repurchase Program, the Company may purchase its shares from time to time in the open market or in privately negotiated transactions. During the three months ended June 25, 2017, the Company repurchased 391,120 shares at a weighted average price of $12.77 per share for a total cost, including transaction costs, of $5,001. The shares were subsequently retired. The cost paid to acquire the shares in excess of par was recorded in additional paid-in capital in the consolidated balance sheet.
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
During April 2018, the Company completed the sale of 6,900,000 shares of the Company's common stock, including 25,000 shares of the Company's common stock sold to an officer of the Company. The estimated net proceeds of the sale were approximately $110,650. For the purpose of compensating the Manager for its successful efforts in raising capital for the Company, in connection with this offering, the Company granted options to the Manager to purchase 690,000 shares of the Company’s common stock at a price of $16.45, which had an aggregate fair value of approximately $1,408 as of the grant date. The assumptions used in an option valuation model to value the options were: a 2.8% risk-free rate, a 8.0% dividend yield, 28.1% volatility and an expected life of 10 years.
The following table includes additional information regarding the Manager stock options:

	Number of Options	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2017	2,214,811	$4.08	$16.90	7.7	$2,245
Granted	690,000	$2.04	$16.45
Outstanding at July 1, 2018	2,904,811	$3.59	$15.31	7.8	$9,527

Exercisable at July 1, 2018	1,992,561		$15.26	7.0	$6,741
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss by component for the six months ended July 1, 2018 and June 25, 2017 are outlined below.

Net actuarial loss and prior service cost (1)
For the six months ended July 1, 2018:
Balance at December 31, 2017	$(5,461)
Amounts reclassified from accumulated other comprehensive loss	(135)
Balance at July 1, 2018	$(5,596)
For the six months ended June 25, 2017:
Balance at December 27, 2016	$(3,977)
Amounts reclassified from accumulated other comprehensive loss	56
Balance at June 25, 2017	$(3,921)

(1)	This accumulated other comprehensive loss component is included in the computation of net periodic benefit cost. See Note 11.
The following table presents reclassifications out of accumulated other comprehensive loss for the three and six months ended July 1, 2018 and June 25, 2017.

	Amounts Reclassified from Accumulated Other Comprehensive Loss					Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income (Loss)
	Three months ended		Six months ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
Amortization of unrecognized (gain) loss	$(68)	$28	$(135)	$56	(1)
Amounts reclassified from accumulated other comprehensive loss	(68)	28	(135)	56		Income (loss) before income taxes
Income tax expense	—	—	—	—		Income tax benefit
Amounts reclassified from accumulated other comprehensive loss, net of taxes	$(68)	$28	$(135)	$56		Net income (loss)

(1)	This accumulated other comprehensive loss component is included in the computation of net periodic benefit cost. See Note 11.
Dividends
During the six months ended June 25, 2017, the Company paid dividends of $0.70 per share of Common Stock of New Media.
During the six months ended July 1, 2018, the Company paid dividends of $0.74 per share of Common Stock of New Media.
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
The adoption of ASC Topic 606 resulted in no change to accumulated deficit as of January 1, 2018. Revenue and expenses related to certain license agreements and recognized during the three and six months ended July 1, 2018 decreased by $1,467 and $2,886, respectively, as a result of applying ASC Topic 606.
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
The Company’s Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) presents revenues disaggregated by revenue type. Sales taxes and other usage-based taxes are excluded from revenues.
Advertising Revenues

The Company generates advertising revenues primarily by delivering advertising in local publications including newspapers and websites. Advertising revenues are categorized as local retail, local classified, online and national. Revenue is recognized upon publication of the advertisement.
Circulation Revenues
Circulation revenues are derived from print and digital subscriptions as well as single copy sales at retail stores, vending racks and boxes. Circulation revenues from subscribers are generally billed to customers at the beginning of the subscription period and are typically recognized on a straight-line basis over the terms of the related subscriptions. The term of customer subscriptions normally ranges from three to twelve months. Circulation revenues from single-copy income are recognized based on the date of publication, net of provisions for related returns.
Commercial Printing and Other Revenues
The Company provides commercial printing services to third parties as a means to generate incremental revenue and utilize excess printing capacity. These customers consist primarily of other publishers that do not have their own printing presses and do not compete with other GateHouse publications. The Company also prints other commercial materials, including flyers, business cards and invitations. Revenue is generally recognized upon delivery.
The Other Revenues category includes UpCurve, Inc. (“UpCurve”), formerly referred to as “Propel Business Services,” the Company's SMB solutions provider. UpCurve provides digital marketing and business services for small to medium sized businesses. Other Revenues also include GateHouse Live, the Company’s events business. A significant judgment management must make with respect to UpCurve revenue recognition is determining whether the Company is the principal or agent for certain licensing transactions. Under ASC Topic 606, the principal in the relationship is the entity that controls the specified goods or services. An entity may have control if (i) it is primarily responsible for fulfilling the promise to provide the good or service; (ii) it has inventory risk before or after the good or service has been transferred to the customer; or (iii) it has the discretion in establishing the price for the good or service. The Company has determined that UpCurve is the principal in the relationships for those transactions in which the goods or services are customized for the customer and reports the related revenues on a gross basis. The Company has determined that UpCurve is the agent in the relationships for those transactions in which the Company resells the goods or services with no customization and reports these revenues on a net basis.
As a result of the change from gross to net reporting for certain licensing transactions, the Company’s commercial printing and other revenues, and operating expenses were both approximately $1,467 and $2,886 lower in the three and six months ended July 1, 2018, respectively, than the amounts that would have been reported under previously applicable accounting standards.
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
Contract Balances
The Company records deferred revenues when cash payments are received in advance of the Company’s performance. The most significant unsatisfied performance obligation is the delivery of publications to subscription customers. The Company expects to recognize the revenue related to unsatisfied performance obligations over the next three to twelve months in accordance with the terms of the subscriptions. The increase in the deferred revenue balance for the six months ended July 1, 2018 is primarily driven by acquisitions. For the six month period ended July 1, 2018, the Company recognized approximately $69,000 of revenues that were included in the deferred revenue balance as of December 31, 2017.
The Company's payment terms vary by the type and location of the customer and the products or services offered. The period between invoicing and when payment is due is not significant. For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.
Accounts Receivable
Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts. The Company’s allowance for doubtful accounts is based upon several factors including the length of time the receivables are past due, historical payment trends and current economic factors. The Company recorded bad debt expense of $914, $778, $4,101 and $2,484 during the three and six months ended July 1, 2018 and June 25, 2017, respectively. Impairment losses are recorded within the selling, general and administrative expenses in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
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
(11) Pension and Postretirement Benefits
As a result of the Enterprise News Media LLC (in 2005), Copley Press, Inc. (in 2007), and Times Publishing Company (in 2016) acquisitions, the Company maintains two pension and several postretirement medical and life insurance plans which cover certain employees. The Company uses the accrued benefit actuarial method and best estimate assumptions to determine pension costs, liabilities and other pension information for defined benefit plans. Amounts related to the postretirement benefit plans are immaterial.
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
The following provides information on the pension plans for the three and six months ended July 1, 2018 and June 25, 2017:

	Three months ended		Six months ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
Components of net periodic benefit costs:
Service cost	$150	$157	$300	$314
Interest cost	700	780	1,400	1,560
Expected return on plan assets	(1,062)	(1,045)	(2,124)	(2,090)
Amortization of unrecognized loss	68	44	135	88
Total	$(144)	$(64)	$(289)	$(128)
For the three and six months ended July 1, 2018 and June 25, 2017, the Company recognized a total benefit of $144, $64, $289, and $128 in pension plans, respectively. The service cost component is included within Operating Costs and the other components of net benefit cost are included within Other Income in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). During the three and six months ended July 1, 2018, the Company paid $340 and $447 into the pension plans, respectively. The Company is expected to pay an additional $1,398 in employer contributions to the pension plans during the remainder of 2018.
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
The following table provides information for the Company’s major categories of financial assets and liabilities measured or disclosed at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
As of July 1, 2018
Assets
Cash and cash equivalents	$73,755	$—	$—	$73,755
Restricted cash	3,106	—	—	3,106
Total	$76,861	$—	$—	$76,861
As of December 31, 2017
Assets
Cash and cash equivalents	$43,056	$—	$—	$43,056
Restricted cash	3,106	—	—	3,106
Total	$46,162	$—	$—	$46,162
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
Restricted cash of $3,106 at both July 1, 2018 and December 31, 2017 was held as cash collateral for certain business operations.
(14) Subsequent Events
Dividends
On August 2, 2018, the Company announced a second quarter 2018 cash dividend of $0.37 per share of Common Stock, par value $0.01 per share, of New Media. The dividend will be paid on August 21, 2018, to shareholders of record as of the close of business on August 13, 2018.

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
Our portfolio of media assets today spans across 572 markets and 37 states. Our products include 691 community print publications, 572 websites and two yellow page directories. As of July 1, 2018, we reach over 23 million people per week and serve over 220,000 business customers.
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
We believe our local media properties and local sales infrastructure are uniquely positioned to sell these digital marketing and business services to local business owners and give us distinct advantages, including:

•	our strong and trusted local brands, with 85% of our daily newspapers having published local content for more than 100 years;

•	our ability to market through our print and online properties, driving branding and traffic; and

•	our more than 1,350 local, direct, in-market sales professionals with long standing relationships with small businesses in the communities we serve.
Our core products include:

•	145 daily newspapers with total paid circulation of approximately 1.6 million;

•	340 weekly newspapers (published up to three times per week) with total paid circulation of approximately 297,000 and total free circulation of approximately 2.3 million;

•	136 “shoppers” (generally advertising-only publications) with total circulation of approximately 3.3 million;

•	572 locally-focused websites, which extend our businesses onto the internet and mobile devices with approximately 313 million page views per month;

•	two yellow page directories, with a distribution of approximately 290,000, that cover a population of approximately 419,000 people;

•	70 business publications; and

•	UpCurve Cloud and ThriveHive digital marketing.
In addition to our core products, we also opportunistically produce niche publications that address specific local market interests such as recreation, sports, healthcare and real estate.
GateHouse Live, our event business, was started in late 2015 to leverage our local brands to create events in the markets we serve.  In 2017, GateHouse Live produced over 250 annual events with a collective attendance over 300,000.  Among our core event offerings are a variety of themed expos focused on target audiences, including men, women, seniors and young families.  Other signature event series produced across many of our markets include one of the nation's largest high school sports recognition events and the official community's choice awards for dozens of markets across the country.  GateHouse Live also offers white label event services for retailers and other media companies.
Our advertising revenue tends to follow a seasonal pattern, with higher advertising revenue in months containing significant events or holidays. Accordingly, our first quarter and our third quarter historically are our weakest revenue quarters of the year. Correspondingly, our second and fourth fiscal quarters historically are our strongest quarters. We expect that this seasonality will continue to affect our advertising revenue in future periods.
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
Through July 1, 2018, our operating segments (Eastern US Publishing, Central US Publishing, Western US Publishing, Recent Acquisitions and BridgeTower) are aggregated into one reportable business segment. On July 2, 2018, the operating segments were changed to Newspapers and BridgeTower. The operating segments will continue to be aggregated into one reportable business segment.
Acquisitions
During the six months ended July 1, 2018, we completed 11 acquisitions. We acquired substantially all the assets, properties, and business of certain publications/businesses, which included seven daily newspapers, 16 weekly newspapers, one shopper, a print facility, cloud services and digital platforms, and domains, for an aggregate purchase price of $150.2 million, including estimated working capital.
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
Management Agreement
On November 26, 2013, New Media entered into the management agreement (as amended and restated, the “Management Agreement”) with FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC ("Fortress"), pursuant to which the Manager manages the operations of New Media. We pay the Manager an annual management fee equal to 1.5% of New Media’s Total Equity (as defined in the Management Agreement) and the Manager is eligible to receive incentive compensation.
On December 27, 2017, SoftBank Group Corp. (“SoftBank”) announced that it completed its previously announced acquisition of Fortress (the “SoftBank Merger”).
Long-Lived Asset Impairment
As part of the ongoing cost reduction programs, we are consolidating print facilities, and during the six months ended June 25, 2017, we ceased printing operations at 11 facilities.  As a result, we recognized an impairment charge related to retired equipment of $6.5 million and accelerated depreciation of $1.2 million during the six months ended June 25, 2017. We also began to accelerate depreciation of approximately $1.4 million related to machinery and equipment in the third quarter of 2017. There were no such facility consolidations during the six months ended July 1, 2018.
Dispositions
On May 11, 2018, we completed the sale of certain publications and related assets in Alaska for approximately $2.4 million, including estimated working capital. As a result, a nominal pre-tax gain, net of selling expenses, is included in net gain on sale or disposal of assets on the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) during the six months ended July 1, 2018.
On February 27, 2018, we sold a parcel of land and building located in Framingham, Massachusetts, for $9.3 million, and recognized a pre-tax gain of approximately $3.3 million, net of selling expenses, which is included in net gain on sale or disposal of assets on the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) during the six months ended July 1, 2018.
On June 2, 2017, we completed the sale of the Mail Tribune, located in Medford, Oregon, for approximately $14.7 million, including working capital.  As a result, a pre-tax gain of approximately $5.4 million, net of selling expenses, is included in net gain on sale or disposal of assets on the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) during the three and six months ended June 25, 2017 since the disposition did not qualify for treatment as a discontinued operation.
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
We periodically perform testing for impairment of goodwill and newspaper mastheads in which the fair value of our reporting units for goodwill impairment testing and newspaper mastheads are estimated using the expected present value of future cash flows and recent industry transaction multiples, using estimates, judgments and assumptions that we believe are appropriate in the circumstances. Should general economic, market or business conditions decline, and have a negative impact on estimates of future cash flow and market transaction multiples, we may be required to record additional impairment charges in the future.
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

Results of Operations
The following table summarizes our results of operations for the three and six months ended July 1, 2018 and June 25, 2017:
NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(In thousands)

	Three months ended		Six months ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
Revenues:
Advertising	$187,609	$167,381	$350,868	$322,946
Circulation	144,536	110,563	274,527	221,368
Commercial printing and other	56,657	44,929	104,172	86,083
Total revenues	388,802	322,873	729,567	630,397
Operating costs and expenses:
Operating costs	217,775	177,020	414,164	354,811
Selling, general, and administrative	126,837	106,661	245,656	212,863
Depreciation and amortization	19,935	18,760	39,182	36,364
Integration and reorganization costs	1,749	2,237	4,179	4,607
Impairment of long-lived assets	—	—	—	6,485
Goodwill and mastheads impairment	—	27,448	—	27,448
Net gain on sale or disposal of assets	(808)	(2,634)	(3,979)	(2,546)
Operating income (loss)	23,314	(6,619)	30,365	(9,635)
Interest expense	8,999	7,217	17,351	14,435
Other income	(337)	(104)	(857)	(322)
Income (loss) before income taxes	14,652	(13,732)	13,871	(23,748)
Income tax expense	2,946	7,955	2,830	1,624
Net income (loss)	$11,706	$(21,687)	$11,041	$(25,372)
Three Months Ended July 1, 2018 Compared To Three Months Ended June 25, 2017
Revenue. Total revenue for the three months ended July 1, 2018 increased by $65.9 million, or 20.4%, to $388.8 million from $322.9 million for the three months ended June 25, 2017. The increase in total revenue was comprised of a $20.2 million, or 12.1%, increase in advertising revenue, a $33.9 million, or 30.7%, increase in circulation revenue, and a $11.8 million, or 26.1%, increase in commercial printing and other revenue.
Revenues increased primarily due to acquisitions. Advertising revenue was partially offset by declines driven by reductions in the local retail, classified, and preprint categories due to secular pressures and a continuing uncertain economic environment. These secular trends and economic conditions have also led to a decline in our print circulation volumes, which have been offset by price increases in select locations. The majority of the remaining increase in commercial printing and other revenue is due to digital marketing services, events revenue, and commercial print and distribution.
Operating Costs. Operating costs for the three months ended July 1, 2018 increased by $40.8 million, or 23.0%, to $217.8 million from $177.0 million for the three months ended June 25, 2017. The increase includes operating costs from acquisitions of $45.4 million and a $1.1 million increase in newsprint and ink, which was partially offset by an $7.1 million decrease in the costs related to the remaining operations. This decline in operating costs related to the remaining operations was primarily due to a decrease in compensation, hauling and delivery and internet expenses of $3.3 million, $2.2 million and $0.5 million, respectively. There were no other increases or decreases greater than $0.5 million.
Selling, General and Administrative. Selling, general and administrative expenses for the three months ended July 1, 2018 increased by $20.2 million, or 18.9%, to $126.8 million from $106.6 million for the three months ended June 25, 2017.

The increase includes selling, general and administrative expenses from acquisitions of $25.0 million, a $3.7 million increase in outside services, and a $0.6 million increase in travel and entertainment, partially offset by a $9.1 million decrease in the costs related to the remaining operations. This decline in selling, general and administrative expenses related to the remaining operations was primarily due to a decrease in compensation and professional and consulting fees of $6.8 million and $1.2 million, respectively. There were no other increases or decreases greater than $0.5 million.
Integration and Reorganization Costs. During the three month periods ended July 1, 2018 and June 25, 2017, we recorded integration and reorganization costs of $1.7 million and $2.2 million, respectively, primarily resulting from severance costs related to acquisition-related synergies and the continued consolidation of our operations resulting from ongoing implementation of our plans to reduce costs and preserve cash flow.
Goodwill and Mastheads Impairment. During the three months ended June 25, 2017, we recorded a $27.4 million goodwill and mastheads impairment due to softening business conditions and the related impact on the fair value of our reporting units. No such charge was recorded during the three months ended July 1, 2018.
Income Tax Expense. During the three months ended July 1, 2018 and June 25, 2017, we recorded an income tax expense of $2.9 million and $8.0 million, respectively. The reduced income tax expense is primarily attributable to the 20% annualized effective tax rate for 2018, while the 2017 provision was determined based on year-to-date results because utilizing the effective tax rate for the three months ended June 25, 2017 was determined to not be an effective method to determine the tax expense for that period.
Net Income (Loss). Net income for the three months ended July 1, 2018 was $11.7 million, and net loss for the three months ended June 25, 2017 was $21.7 million. The difference is related to the factors noted above.
Six Months Ended July 1, 2018 Compared To Six Months Ended June 25, 2017
Revenue. Total revenue for the six months ended July 1, 2018 increased by $99.2 million, or 15.7%, to $729.6 million from $630.4 million for the six months ended June 25, 2017. The increase in total revenue was comprised of a $27.9 million, or 8.6%, increase in advertising revenue, a $53.2 million, or 24.0%, increase in circulation revenue, and a $18.1 million, or 21.0%, increase in commercial printing and other revenue.
Revenues increased primarily due to acquisitions. Advertising revenue was partially offset by declines driven by reductions in the local retail, classified, and preprint categories due to secular pressures and a continuing uncertain economic environment. These secular trends and economic conditions have also led to a decline in our print circulation volumes, which have been offset by price increases in select locations. The majority of the remaining increase in commercial printing and other revenue is due to digital marketing services, events revenue, and commercial print and distribution.
Operating Costs. Operating costs for the six months ended July 1, 2018 increased by $59.4 million, or 16.7%, to $414.2 million from $354.8 million for the six months ended June 25, 2017. The increase includes operating costs from acquisitions of $71.8 million, a $0.9 million increase in professional and consulting, a $0.9 million increase in outside publishing and a $0.5 million increase in advertising and promotion, which was partially offset by a $16.2 million decrease in the costs related to the remaining operations. This decline in operating costs related to the remaining operations was primarily due to a decrease in compensation, hauling and delivery, internet expenses and outside services of $7.9 million, $4.9 million, $0.9 million and $0.8 million, respectively. There were no other increases or decreases greater than $0.5 million.
Selling, General and Administrative. Selling, general and administrative expenses for the six months ended July 1, 2018 increased by $32.8 million, or 15.4%, to $245.7 million from $212.9 million for the six months ended June 25, 2017. The increase includes selling, general and administrative expenses from acquisitions of $42.6 million, a $3.7 million increase in outside services, $0.9 million increase in bad debt expense and a $0.8 million increase in travel and entertainment, which was partially offset by a $15.2 million decrease in the costs related to the remaining operations. This decline in selling, general and administrative expenses related to the remaining operations was primarily due to a decrease in compensation, professional and consulting fees, bank charges and building rental and maintenance of $10.0 million, $2.4 million, $0.8 million and $0.6 million, respectively. There were no other increases or decreases greater than $0.5 million.
Integration and Reorganization Costs. During the six month periods ended July 1, 2018 and June 25, 2017, we recorded integration and reorganization costs of $4.2 million and $4.6 million, respectively, primarily resulting from severance costs related to acquisition-related synergies and the continued consolidation of our operations resulting from ongoing implementation of our plans to reduce costs and preserve cash flow.

Impairment of Long-lived Assets. During the six months ended June 25, 2017, we recorded a $6.5 million impairment of long-lived assets due to eleven printing facilities ceasing operations during the six months ended June 25, 2017, and additional shut downs expected in the third quarter of 2017. No such charge was recorded during the six months ended July 1, 2018.
Goodwill and Mastheads Impairment. During the six months ended June 25, 2017, we recorded a $27.4 million goodwill and mastheads impairment due to softening business conditions and the related impact on the fair value of our reporting units. No such charge was recorded during the six months ended July 1, 2018.
Income Tax Expense. During the six months ended July 1, 2018 and June 25, 2017, we recorded an income tax expense of $2.8 million and $1.6 million, respectively. The increase in income tax expense is primarily attributable to the 20% annualized effective tax rate for 2018, while the 2017 provision was determined based on year-to-date results because utilizing the effective tax rate for the six months ended June 25, 2017 was determined to not be an effective method to determine the tax expense for that period.
Net Income (Loss). Net income for the six months ended July 1, 2018 was $11.0 million and net loss for the six months ended June 25, 2017 was $25.4 million. The difference is related to the factors noted above.
Liquidity and Capital Resources
Our primary cash requirements are for working capital, debt obligations, capital expenditures and acquisitions. We have no material outstanding commitments for capital expenditures. We expect our 2018 capital expenditures to total between $14 million and $16 million. The 2018 capital expenditures will be primarily comprised of projects related to the consolidation of facilities and upgrades to improve operations. For more information on our long term debt and debt service obligations, see Note 6 to the unaudited condensed consolidated financial statements, “Indebtedness”. Our principal sources of funds have historically been, and are expected to continue to be, cash provided by operating activities.
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
Dividends
On August 2, 2018, we announced a second quarter 2018 cash dividend of $0.37 per share of Common Stock, par value $0.01 per share, of New Media. The dividend will be paid on August 21, 2018, to shareholders of record as of the close of business on August 13, 2018.
On May 3, 2018, we announced a first quarter 2018 cash dividend of $0.37 per share of Common Stock, par value $0.01 per share, of New Media. The dividend was paid on May 16, 2018, to shareholders of record as of the close of business on May 14, 2018.
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
New Media Credit Agreement
On June 4, 2014, New Media Holdings II LLC (the “New Media Borrower”), a wholly owned subsidiary of New Media, entered into a credit agreement (the “New Media Credit Agreement”) among the New Media Borrower, New Media Holdings I LLC (“Holdings I”), the lenders party thereto, RBS Citizens, N.A. and Credit Suisse Securities (USA) LLC as joint lead arrangers and joint bookrunners, Credit Suisse AG, Cayman Islands Branch as syndication agent and Citizens Bank of Pennsylvania as administration agent which provided for (i) a $200 million senior secured term facility (the “Term Loan Facility” and any loan thereunder, including as part of the Incremental Facility, “Term Loans”), (ii) a $25 million senior secured revolving credit facility, with a $5 million sub-facility for letters of credit and a $5 million sub-facility for swing loans, (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Senior Secured Credit Facilities”) and (iii) the ability for the New Media Borrower to request one or more new commitments for term loans or revolving loans from time to time up to an aggregate total of $75 million (the “Incremental Facility”) subject to certain conditions. On June 4, 2014, the New Media Borrower borrowed $200 million under the Term Loan Facility (the “Initial Term Loans”). As of July 1, 2018, $0 was drawn under the Revolving Credit Facility. The Term Loans mature on July 14, 2022 and the maturity date for the Revolving Credit Facility is July 14, 2021. The New Media Credit Agreement was amended:
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
As of July 1, 2018, we are in compliance with all of the covenants and obligations under the New Media Credit Agreement.
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
As of January 9, 2015, the Halifax Alabama Credit Agreement had a principal amount of $8 million and bore interest at the rate of LIBOR plus 6.25% per annum (with a minimum of 1% LIBOR) payable quarterly in arrears. On May 15, 2018, the Halifax Alabama Credit Agreement was amended to reduce the interest rate to 2% per annum. In addition, a 2% prepayment premium will be charged if the balance is paid before December 28, 2018 unless the Advantage Borrowers elect to escrow the remaining principal amount. Subsequent to December 28, 2018, the principal may be repaid without a premium or penalty. The Advantage Alabama Debt matures on March 31, 2019. The Advantage Alabama Debt is secured by a perfected second priority security interest in all the assets of the Advantage Borrowers and certain other subsidiaries of the Company, subject to the limitation that the maximum amount of secured obligations is $15 million. The Advantage Alabama Debt is unconditionally guaranteed by Holdings I and certain subsidiaries of the New Media Borrowers and is required to be guaranteed by all future material wholly-owned domestic subsidiaries, subject to certain exceptions. The Advantage Alabama Debt is subordinated to the Senior Secured Credit Facilities pursuant to an intercreditor agreement.
The Halifax Alabama Credit Agreement contains covenants substantially consistent with those contained in the New Media Credit Agreement in addition to those required for compliance with the New Markets Tax Credit program. The Advantage Borrowers are subject to customary mandatory prepayment events including from proceeds from asset sales and certain debt obligations.
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
As of July 1, 2018, we are in compliance with all of the covenants and obligations under the Halifax Alabama Credit Agreement.
Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, for further discussion of the Advantage Credit Agreements.
Cash Flows
The following table summarizes our historical cash flows.

	Six months ended July 1, 2018	Six months ended June 25, 2017
Cash provided by operating activities	$57,603	$49,639
Cash used in investing activities	(142,060)	(12,221)
Cash provided by (used in) financing activities	115,156	(55,337)
Cash Flows from Operating Activities. Net cash provided by operating activities for the six months ended July 1, 2018 was $57.6 million, an increase of $8.0 million when compared to $49.6 million of cash provided by operating activities for the six months ended June 25, 2017. This $8.0 million increase was the result of an improvement in operating results of $36.4 million and an increase in cash provided by working capital of $3.4 million, which was partially offset by a decrease in adjustments for non-cash charges, including impairments, of $31.8 million.
The $3.4 million increase in cash provided by working capital for the six months ended July 1, 2018 when compared to the six months ended June 25, 2017, is primarily attributable to a decrease in other assets, an increase in accrued expenses and an increase in deferred revenue, which was partially offset by an increase in prepaid expenses and a decrease in accounts payable.
The $31.8 million decrease in adjustments to net income for non-cash charges, when compared to the six months ended June 25, 2017, primarily consisted of a $27.4 million decrease in goodwill and mastheads impairment, $6.5 million decrease in impairment of long-lived assets, a $1.4 million increase in net gain on sale or disposal of assets, a $0.3 million decrease in non-cash interest expense and a $0.1 million decrease in pension and other postretirement benefit obligations, which was partially offset by a $2.8 million increase in depreciation and amortization, a $1.2 million increase in deferred income taxes and a $0.2 million increase in non-cash compensation expense.
Cash Flows from Investing Activities. Net cash used in investing activities for the six months ended July 1, 2018 was $142.1 million. During the six months ended July 1, 2018, we used $149.6 million, net of cash acquired, for acquisitions and $5.0 million for capital expenditures, which was partially offset by $12.6 million we received from the sale of real estate and other assets.
Net cash used in investing activities for the six months ended June 25, 2017 was $12.2 million. During the six months ended June 25, 2017, we used $22.1 million, net of cash acquired, for acquisitions and $4.8 million for capital expenditures, which was partially offset by $14.7 million we received from the sale of real estate and other assets.
Cash Flows from Financing Activities. Net cash provided by financing activities for the six months ended July 1, 2018 was $115.2 million and was primarily comprised of the issuance of common stock, net of underwriters' discount and the payment of offering costs, of $110.9 million, borrowings under term loans of $49.8 million, partially offset by the payment of dividends of $42.2 million, repayments under term loans of $2.1 million, a $0.8 million purchase of treasury stock, and payment of debt issuance costs of $0.5 million.
Net cash used in financing activities for the six months ended June 25, 2017 was $55.3 million and was primarily due to the payment of dividends of $37.5 million, repayments under term loans of $11.8 million, $5.0 million in repurchases of common stock under the Share Repurchase Program, a $0.6 million purchase of treasury stock, and $0.4 million payment of offering costs.
Changes in Financial Position
The discussion that follows highlights significant changes in our financial position and working capital from December 31, 2017 to July 1, 2018.
Inventory. Inventory increased $6.2 million from December 31, 2017 to July 1, 2018, which primarily relates to the increase in newsprint inventory due to price increases, driven largely by government tariffs, and the effect of 2018 acquisitions.
Prepaid Expenses. Prepaid expenses increased $5.6 million from December 31, 2017 to July 1, 2018, which primarily relates to the timing of payments and assets acquired in the six month period ending July 1, 2018.
Other Current Assets. Other current assets decreased $5.5 million from December 31, 2017 to July 1, 2018, primarily due to decreased collateral required by our insurers.
Property, Plant, and Equipment. Property, plant, and equipment decreased $16.8 million from December 31, 2017 to July 1, 2018, of which $23.9 million relates to depreciation and $7.1 million relates to assets sold, classified as held for sale, or disposed of during the first six months of 2018, which was partially offset by $9.0 million of assets acquired in 2018 and $5.0 million of capital expenditures.
Goodwill. Goodwill increased $51.9 million from December 31, 2017 to July 1, 2018, which is primarily due to assets acquired in 2018.
Intangible Assets. Intangible assets increased $73.4 million from December 31, 2017 to July 1, 2018, of which $89.0 million relates to assets acquired in 2018, which was partially offset by $15.3 million in amortization.
Other Assets. Other assets increased $1.7 million from December 31, 2017 to July 1, 2018, which is primarily due to acquisitions during the six months ended July 1, 2018.
Current Portion of Long-term Debt. Current portion of long-term debt increased $9.4 million from December 31, 2017 to July 1, 2018, due to the reclassification to current portion of long-term debt of $8.0 million of debt that was assumed in the Halifax acquisition in 2015 that is due on March 31, 2019, a $0.9 million reclassification from long-term debt and an increase in the current portion of long-term debt of $0.5 million related to the February 16, 2018 amendment to the New Media Credit Agreement.
Deferred Revenue. Deferred revenue increased $17.4 million from December 31, 2017 to July 1, 2018, primarily due to acquisitions during the six months ended July 1, 2018.
Long-term Debt. Long-term debt increased $38.9 million from December 31, 2017 to July 1, 2018, primarily due to borrowings under term loans of $49.2 million, net of original issue discount, and $1.1 million non-cash interest expense, which was partially offset by the reclassification of long-term debt to current portion of long-term debt of $8.9 million, and a $2.1 million repayment of term loans.
Deferred Income Taxes. Deferred income taxes increased $2.3 million from December 31, 2017 to July 1, 2018, which primarily relates to an increase in the deferred tax liability for indefinite-lived intangible assets.
Additional Paid-in Capital. Additional paid-in capital increased $75.3 million from December 31, 2017 to July 1, 2018, which resulted primarily from the issuance of common stock, net of underwriters' discount and offering costs, from the public offering of $110.7 million, non-cash compensation expense of $1.8 million, and restricted share grants of $0.2 million, which was partially offset by dividends of $37.4 million.
Retained Earnings (Accumulated Deficit). Retained earnings increased $6.4 million from December 31, 2017 to July 1, 2018, primarily due to net income of $11.0 million which was partially offset by dividends of $4.6 million.
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
There were no other material changes made to our contractual commitments during the period from December 31, 2017 to July 1, 2018.
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
The table below shows the reconciliation of net income (loss) to Adjusted EBITDA for the periods presented:

	Three months ended				Six months ended
	July 1, 2018		June 25, 2017		July 1, 2018		June 25, 2017
	(in thousands)
Net income (loss)	$11,706		$(21,687)		$11,041		$(25,372)
Income tax expense	2,946		7,955		2,830		1,624
Interest expense	8,999		7,217		17,351		14,435
Impairment of long-lived assets	—		—		—		6,485
Goodwill and mastheads impairment	—		27,448		—		27,448
Depreciation and amortization	19,935		18,760		39,182		36,364
Adjusted EBITDA from continuing operations	$43,586	(a)	$39,693	(b)	$70,404	(c)	$60,984	(d)

(a)
Adjusted EBITDA for the three months ended July 1, 2018 included net expenses of $5,165, related to transaction and project costs, non-cash compensation, and other expense of $4,224, integration and reorganization costs of $1,749, less an $808 gain on the sale or disposal of assets.

(b)
Adjusted EBITDA for the three months ended June 25, 2017 included net expenses of $3,583, related to transaction and project costs, non-cash compensation, and other expense of $3,980, integration and reorganization costs of $2,237 and an $2,634 gain on the sale or disposal of assets.

(c)
Adjusted EBITDA for the six months ended July 1, 2018 included net expenses of $10,874, related to transaction and project costs, non-cash compensation, and other expense of $10,674, integration and reorganization costs of $4,179 and a $3,979 gain on the sale or disposal of assets.

(d)
Adjusted EBITDA for the six months ended June 25, 2017 included net expenses of $8,983, related to transaction and project costs, non-cash compensation, and other expense of $6,922, integration and reorganization costs of $4,607 and an $2,546 gain on the sale or disposal of assets.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
During the six month period ended July 1, 2018, there were no material changes to the quantitative and qualitative disclosures about market risk that were presented in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017.

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
Our Company primarily generates revenue in three geographic regions: the Northeast, the Midwest, and the Southeast. During the six months ended July 1, 2018, approximately 31% of our total revenues were generated in four states in the Northeast: Massachusetts, Pennsylvania, New York, and Rhode Island. During the same period, approximately 23% of our total revenues were generated in three states in the Midwest: Ohio, Illinois, and Nebraska. Also during the same period, approximately 22% of our total revenues were generated in two states in the Southeast: Florida and North Carolina. As a result of this geographic concentration, our financial results, including advertising and circulation revenue, depend largely upon economic conditions in these principal market areas. Accordingly, adverse economic developments within these three regions in particular could significantly affect our consolidated operations and financial results.

Our indebtedness and any future indebtedness may limit our financial and operating activities and our ability to incur additional debt to fund future needs or dividends.
As of July 1, 2018, New Media’s outstanding indebtedness consists primarily of the New Media Credit Agreement. The New Media Credit Agreement provided for (i) a $200 million senior secured term facility, (ii) a $25 million senior secured revolving credit facility, with a $5 million sub-facility for letters of credit and a $5 million sub-facility for swing loans and (iii) the ability for us to request one or more new commitments for term loans or revolving loans from time to time up to an aggregate total of $75 million (the "Incremental Facility"), subject to certain conditions. On September 3, 2014, the New Media Credit Agreement was amended to provide for additional term loans under the Incremental Facility in an aggregate principal amount of $25 million. On November 20, 2014, the New Media Credit Agreement was further amended to increase the amount available thereunder for incremental term loans from $75 million to $225 million in order to facilitate the financing of the acquisition of substantially all of the assets from Halifax Media Group LLC. On January 9, 2015, the New Media Credit Agreement was amended to provide for additional term loans and revolving commitments under the Incremental Facility in a combined aggregate principal amount of $152 million and to make certain amendments to the Revolving Credit Facility. On February 13, 2015, the New Media Credit Agreement was amended to, amongst other things, replace the existing term loans with a new class of replacement term loans with extended call protection. On March 6, 2015, the New Media Credit Agreement was amended to provide for $15 million in additional revolving commitments under the Incremental Facility. On May 29, 2015, the New Media Credit Agreement was amended to provide for $25 million in additional term loans under the Incremental Facility. On July 14, 2017, the New Media Credit Agreement was amended to, among other things, (i) extend the maturity date of the outstanding term loans to July 14, 2022 (the “Extended Term Loans”), (ii) provide for a 1.00% prepayment premium for any prepayments of the Extended Term Loans made in connection with certain repricing transactions effected within six months of the date of the amendment, (iii) extend the maturity date of the revolving credit facility to July 14, 2021, (iv) provide for additional dollar-denominated term loans in an aggregate principal amount of $20 million (the “2017 Incremental Term Loans”) on the same terms as the Extended Term Loans and (v) increase the amount of the Incremental Facility that may be requested on or after the date of the amendment (inclusive of the 2017 Incremental Term Loans) to $100 million. On February 16, 2018, the New Media Credit Agreement was amended to provide for additional dollar-denominated term loans in an aggregate principal amount of $50 million under the Incremental Facility and a 1.00% prepayment premium for any prepayments of the Extended Term Loans made in connection with certain repricing transactions effected within six months of the date of the amendment.
The Halifax Alabama Credit Agreement, which arose from debt obligations assumed by us in connection with our acquisition of substantially all of the assets from Halifax Media Group LLC on January 9, 2015, is comprised of debt in the principal amount of $8 million that bore interest at the rate of LIBOR plus 6.25% per annum (with a minimum of 1% LIBOR) payable quarterly in arrears. On May 15, 2018, the Halifax Alabama Credit Agreement was amended to reduce the interest rate to 2% per annum. In addition, a 2% prepayment premium will be charged if the balance is paid before December 28, 2018 unless the Advantage Borrowers elect to escrow the remaining principal amount. Subsequent to December 28, 2018, the principal may be repaid without a premium or penalty. The Advantage Alabama Debt matures on March 31, 2019. As of July 1, 2018, $8 million was outstanding under the Halifax Alabama Credit Agreement.
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
We have announced our intent to distribute a portion of our free cash flow generated from operations or other sources as a dividend to our stockholders, through a quarterly dividend, subject to satisfactory financial performance, approval by our Board of Directors and dividend restrictions in the New Media Credit Agreement. The Board of Directors’ determinations regarding dividends will depend on a variety of factors, including the Company’s GAAP net income, free cash flow generated from operations or other sources, liquidity position and potential alternative uses of cash, such as acquisitions, as well as economic conditions and expected future financial results. Although we recently paid a first quarter 2018 cash dividend of $0.37 per share of Common Stock and have paid regularly quarterly dividends since the third quarter of 2014, there can be no guarantee that we will continue to pay dividends in the future or that this recent dividend is representative of the amount of any future dividends. Our ability to declare future dividends will depend on our future financial performance, which in turn depends on the successful implementation of our strategy and on financial, competitive, regulatory, technical and other factors, general economic conditions, demand and selling prices for our products and other factors specific to our industry or specific projects, many of which are beyond our control. Therefore, our ability to generate free cash flow depends on the performance of our operations and could be limited by decreases in our profitability or increases in costs, capital expenditures or debt servicing requirements.
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
A basic raw material for our publications is newsprint. We generally maintain a 45 to 55-day inventory of newsprint. An inability to obtain an adequate supply of newsprint at a favorable price or at all in the future could have a material adverse effect on our ability to produce our publications. Historically, the price of newsprint has been volatile, reaching a high of approximately $823 per metric ton in 2008 and experiencing a low of almost $410 per metric ton in 2002. The average price of newsprint during 2017 was approximately $635 per metric ton. Recent and future consolidation of major newsprint suppliers may adversely affect price competition among suppliers. Tariffs, duties and other restrictions on non-U.S. suppliers of newsprint, including duties recently announced by the United States Department of Commerce, have and may in the future increase the price of newsprint and/or limit the supply of available newsprint. Significant increases in newsprint costs for properties and periods not covered by our newsprint vendor agreement could have a material adverse effect on our financial condition and results of operations.
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
As of July 2, 2018, we reorganized our reporting units to align with our new management structure. The Eastern US Publishing, Central US Publishing ("Central") and Western US Publishing ("West") and Recent Acquisitions operating segments were consolidated into one reporting unit called Newspapers. BridgeTower remains a separate reporting unit. Due to the change in the composition of the reporting units, the Company performed an additional goodwill impairment test and assessment of mastheads for impairment after the reorganization. Fair values of the reporting units were determined to be greater than the carrying value of the reporting units. And, the estimated fair value exceeded carrying value for all mastheads, so there was no impairment.
At July 1, 2018 the carrying value of our goodwill is $288.4 million, mastheads is $114.2 million, and amortizable intangible assets is $362.7 million. The indefinite-lived assets are subject to annual impairment testing and more frequent testing upon the occurrence of certain events or significant changes in our circumstances that indicate all or a portion of their carrying values may no longer be recoverable, in which case a non-cash charge to earnings may be necessary in the relevant period. We may subsequently experience market pressures which could cause future cash flows to decline below our current expectations, or volatile equity markets could negatively impact market factors used in the impairment analysis, including earnings multiples, discount rates, and long-term growth rates. Any future evaluations requiring an asset impairment charge for goodwill or other intangible assets would adversely affect future reported results of operations and shareholders’ equity.
As a result of the annual impairment assessment, as of June 25, 2017, we recorded a goodwill impairment in two of our reporting units, Central and West, for a total of $25.6 million, representing a full impairment of the goodwill then recorded in the West reporting unit and a partial impairment of the goodwill in then recorded in the Central reporting unit. Additionally, the estimated fair value exceeded carrying value for mastheads except in the West reporting unit, for which we recognized an impairment charge of $1.8 million.
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
Our pension and postretirement plans were underfunded by $25.2 million at July 1, 2018. Our pension plans invest in a variety of equity and debt securities. Future volatility and disruption in the stock markets could cause declines in the asset values of our pension plans. In addition, a decrease in the discount rate used to determine minimum funding requirements could result in increased future contributions. If either occurs, we may need to make additional pension contributions above what is currently estimated, which could reduce the cash available for our businesses.
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
As of July 1, 2018, we employed 11,096 employees, of whom 1,325 (or approximately 12%) were represented by 39 unions. 80% of the unionized employees are in four states: Ohio, Rhode Island, Massachusetts and Illinois and represent 34%, 19%, 14% and 13% of all our union employees, respectively. In addition, in July 2018 the newsroom employees at one of our Florida newspapers elected to form a union.
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
Adverse economic conditions in the United States may increase our exposure to losses resulting from financial distress, insolvency and the potential bankruptcy of our advertising customers. Our accounts receivable are stated at net estimated realizable value, and our allowance for doubtful accounts has been determined based on several factors, including receivable agings, significant individual credit risk accounts and historical experience. If such collectability estimates prove inaccurate, adjustments to future operating results could occur.
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
On December 27, 2017, SoftBank announced that it completed the SoftBank Merger. Fortress operates within SoftBank as an independent business headquartered in New York. There can be no assurance that the SoftBank Merger will not have an impact on us or our relationship with the Manager.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Approximate Number of Shares that May Yet Be Purchased Under the Plan or Programs
April 2, 2018 through May 6, 2018	1,097	(1)	$16.94	—	5,285,691
May 7, 2018 through June 3, 2018	—		$—	—	5,285,691
June 4, 2018 through July 1, 2018	—		$—	—	$5,285,691
Total	1,097			—
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

Item 3.	Defaults Upon Senior Securities
Not applicable

Item 4.	Mine Safety Disclosures
Not applicable

Item 5.	Other Information
Not applicable

Item 6.	Exhibits
See Index to Exhibits on page 57 of this Quarterly Report on Form 10-Q.

Exhibit No.	Description
*3.1	Amended and Restated Certificate of Incorporation of New Media Investment Group Inc. (included herewith).

*3.2	Amended and Restated Bylaws of New Media Investment Group Inc. (included herewith).

* 31.1	Rule 13a-14(a)/15d-14(d) Certification of Principal Executive Officer under the Securities Exchange Act of 1934 (included herewith).

* 31.2	Rule 13a-14(a)/15d-14(d) Certification of Principal Financial Officer under the Securities Exchange Act of 1934 (included herewith).

* 32.1	Section 1350 Certifications (included herewith).

* 101.INS	XBRL Instance Document

* 101.SCH	XBRL Taxonomy Extension Schema

* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

* 101.DEF	XBRL Taxonomy Extension Definition Linkbase

* 101.LAB	XBRL Taxonomy Extension Label Linkbase

* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*     Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW MEDIA INVESTMENT GROUP INC.

Date: August 2, 2018	/s/ Gregory W. Freiberg
Gregory W. Freiberg
Chief Financial Officer
(Principal Financial and Accounting Officer)