Form 10-Q
period 2018-09-30
New Media Investment Group Inc.
filed 2018-10-31
CIK 1579684

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
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of October 29, 2018, 60,297,040 shares of the registrant’s common stock were outstanding.

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
Forward-looking statements are based on management’s current expectations and beliefs and are subject to a number of known and unknown risks, uncertainties and other factors that could lead to actual results materially different from those described in the forward-looking statements. We can give no assurance that our expectations will be attained. Our actual results, liquidity and financial condition may differ from the anticipated results, liquidity and financial condition indicated in these forward-looking statements. These forward looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause our actual results to differ, possibly materially from expectations or estimates reflected in such forward-looking statements, including, among others:

•	general economic and market conditions;

•	economic conditions in the Northeast, Southeast and Midwest regions of the United States;

•	the growing shift within the publishing industry from traditional print media to digital forms of publication;

•	declining advertising revenue and circulation subscribers;

•	our ability to grow our digital marketing and business services initiatives, and grow our digital audience and advertiser base;

•	our ability to grow our business organically:

•	our ability to acquire local media print assets at attractive valuations;

•	the risk that we may not realize the anticipated benefits of our recent or potential future acquisitions;

•	the availability and cost of capital for future investments;

•	our indebtedness may restrict our operations and / or require us to dedicate a portion of cash flow from operations to the payment of principal and interest;

•	our ability to pay dividends consistent with prior practice or at all;

•	our ability to reduce costs and expenses;

•	our ability to realize the benefits of the Management Agreement (as defined below);

•	the impact of any material transactions with the Manager (as defined below) or one of its affiliates, including the impact of any actual, potential or perceived conflicts of interest;

•	effects of the completed merger of Fortress Investment Group LLC with affiliates of SoftBank Group Corp.;

•	the competitive environment in which we operate; and

•	our ability to recruit and retain key personnel.
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

Item 1.	Financial Statements
NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	September 30, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$56,691	$43,056
Restricted cash	3,117	3,106
Accounts receivable, net of allowance for doubtful accounts of $7,242 and $5,998 at September 30, 2018 and December 31, 2017, respectively	149,874	151,692
Inventory	27,478	18,654
Prepaid expenses	25,915	23,378
Other current assets	18,709	23,311
Total current assets	281,784	263,197
Property, plant, and equipment, net of accumulated depreciation of $209,120 and $171,395 at September 30, 2018 and December 31, 2017, respectively	343,281	373,123
Goodwill	300,909	236,555
Intangible assets, net of accumulated amortization of $92,437 and $67,588 at September 30, 2018 and December 31, 2017, respectively	466,740	403,493
Other assets	8,886	7,178
Total assets	$1,401,600	$1,283,546

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$11,093	$2,716
Accounts payable	13,152	15,750
Accrued expenses	97,728	97,027
Deferred revenue	103,449	88,164
Total current liabilities	225,422	203,657
Long-term liabilities:
Long-term debt	396,569	357,195
Deferred income taxes	9,928	8,080
Pension and other postretirement benefit obligations	23,557	25,462
Other long-term liabilities	16,290	14,759
Total liabilities	671,766	609,153
Redeemable noncontrolling interest	2,385	—
Stockholders’ equity:
Common stock, $0.01 par value, 2,000,000,000 shares authorized; 60,498,451 shares issued and 60,297,040 shares outstanding at September 30, 2018; 53,367,853 shares issued and 53,226,881 shares outstanding at December 31, 2017	605	534
Additional paid-in capital	738,881	683,168
Accumulated other comprehensive loss	(5,663)	(5,461)
Accumulated deficit	(4,509)	(2,767)
Treasury stock, at cost, 201,411 and 140,972 shares at September 30, 2018 and December 31, 2017, respectively	(1,865)	(1,081)
Total stockholders' equity	727,449	674,393
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$1,401,600	$1,283,546
See accompanying notes to unaudited condensed consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
Revenues:
Advertising	$176,461	$159,481	$527,329	$482,427
Circulation	145,934	112,792	420,461	334,160
Commercial printing and other	58,024	44,903	162,196	130,986
Total revenues	380,419	317,176	1,109,986	947,573
Operating costs and expenses:
Operating costs	220,771	177,724	634,935	532,535
Selling, general, and administrative	121,871	106,967	367,526	319,831
Depreciation and amortization	25,094	18,257	64,276	54,621
Integration and reorganization costs	9,064	2,210	13,243	6,817
Impairment of long-lived assets	1,121	—	1,121	6,485
Goodwill and mastheads impairment	—	—	—	27,448
Net (gain) loss on sale or disposal of assets	(72)	686	(4,051)	(1,860)
Operating income	2,570	11,332	32,936	1,696
Interest expense	9,115	7,848	26,466	22,283
Loss on early extinguishment of debt	—	4,767	—	4,767
Other income	(433)	(246)	(1,290)	(568)
(Loss) income before income taxes	(6,112)	(1,037)	7,760	(24,786)
Income tax (benefit) expense	(239)	934	2,591	2,557
Net (loss) income	(5,873)	(1,971)	5,169	(27,343)
Net income attributable to redeemable noncontrolling interest	232	—	232	—
Net (loss) income attributable to New Media	$(6,105)	$(1,971)	$4,937	$(27,343)
(Loss) income per share:
Basic:
Net (loss) income attributable to New Media	$(0.10)	$(0.04)	$0.09	$(0.52)
Diluted:
Net (loss) income attributable to New Media	$(0.10)	$(0.04)	$0.09	$(0.52)

Dividends declared per share	$0.37	$0.35	$1.11	$1.05

Comprehensive (loss) income	$(5,940)	$(1,944)	$4,967	$(27,260)
Comprehensive income attributable to redeemable noncontrolling interest	232	—	232	—
Comprehensive (loss) income attributable to New Media	$(6,172)	$(1,944)	$4,735	$(27,260)
See accompanying notes to unaudited condensed consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Treasury stock		Total
	Shares	Amount				Shares	Amount
Balance at December 31, 2017	53,367,853	$534	$683,168	$(5,461)	$(2,767)	140,972	$(1,081)	$674,393
Net income	—	—	—	—	4,937	—	—	4,937
Net actuarial loss and prior service cost, net of income taxes of $0	—	—	—	(202)	—	—	—	(202)
Restricted share grants	230,598	2	223	—	—	—	—	225
Non-cash compensation expense	—	—	2,499	—	—	—	—	2,499
Issuance of common stock, net of underwriters' discount and offering costs	6,900,000	69	110,650	—	—	—	—	110,719
Restricted share forfeiture	—	—	—	—	—	14,754	—	—
Purchase of treasury stock	—	—	—	—	—	45,685	(784)	(784)
Common stock cash dividend	—	—	(57,659)	—	(6,679)	—	—	(64,338)
Balance at September 30, 2018	60,498,451	$605	$738,881	$(5,663)	$(4,509)	201,411	$(1,865)	$727,449
See accompanying notes to unaudited condensed consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine months ended
	September 30, 2018	September 24, 2017
Cash flows from operating activities:
Net income (loss)	$5,169	$(27,343)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	64,276	54,621
Non-cash compensation expense	2,499	2,364
Non-cash interest expense	1,594	1,710
Deferred income taxes	1,848	1,987
Net gain on sale or disposal of assets	(4,051)	(1,860)
Non-cash charge to investments	—	250
Non-cash loss on early extinguishment of debt	—	2,344
Impairment of long-lived assets	1,121	6,485
Goodwill and mastheads impairment	—	27,448
Pension and other postretirement benefit obligations	(2,161)	(1,803)
Changes in assets and liabilities:
Accounts receivable, net	16,961	16,806
Inventory	(6,967)	373
Prepaid expenses	(4)	(2,666)
Other assets	4,416	(1,479)
Accounts payable	(4,500)	5,382
Accrued expenses	(5,300)	(2,989)
Deferred revenue	(4,372)	(2,318)
Other long-term liabilities	1,454	1,456
Net cash provided by operating activities	71,983	80,768
Cash flows from investing activities:
Acquisitions, net of cash acquired	(155,166)	(41,700)
Purchases of property, plant, and equipment	(8,029)	(7,206)
Proceeds from sale of publications, real estate and other assets	13,175	14,669
Net cash used in investing activities	(150,020)	(34,237)
Cash flows from financing activities:
Borrowings under term loans	49,750	20,000
Payment of debt issuance costs	(500)	(3,470)
Repayments under term loans	(3,093)	(12,632)
Payment of offering costs	(369)	(431)
Issuance of common stock, net of underwriters' discount	111,099	—
Purchase of treasury stock	(784)	(656)
Repurchase of common stock	—	(5,001)
Payment of dividends	(64,420)	(56,046)
Net cash provided by (used in) financing activities	91,683	(58,236)
Net increase (decrease) in cash, cash equivalents and restricted cash	13,646	(11,705)
Cash, cash equivalents and restricted cash at beginning of period	46,162	175,652
Cash, cash equivalents and restricted cash at end of period	$59,808	$163,947

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
Through July 1, 2018, the Company’s reporting units (Eastern US Publishing ("East"), Central US Publishing ("Central"), Western US Publishing ("West"), Recent Acquisitions and BridgeTower) were aggregated into one reportable business segment. On July 2, 2018, the reporting units were changed to Newspapers and BridgeTower. The reporting units will continue to be aggregated into one reportable business segment. Refer to Note 5 for further discussion.
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
In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations - Clarifying the Definition of a Business” (Topic 805), which clarifies the definition of a business for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company adopted this standard on January 1, 2018 and is applying the standard prospectively to determine whether certain future transactions should be accounted for as acquisitions of assets or businesses.
In March 2017, the FASB issued ASU No. 2017-07, “Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (Topic 715), which provides guidance that requires an employer to report the service cost component separate from the other components of net benefit pension costs. The employer is required to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside the subtotal of income from operations, if one is presented. If a separate line item is not used, the line item used in the income statement must be disclosed. The Company adopted the standard on January 1, 2018 using a retrospective transition method. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“AOCI”)". This ASU provides entities the option to reclassify tax effects to retained earnings from AOCI which are impacted by the Tax Cuts and Jobs Act (“TCJA”). The ASU is effective for fiscal years beginning after December 15, 2018 but early adoption is permitted. The Company has a full valuation allowance for all tax benefits related to AOCI and therefore there are no tax effects to be reclassified to retained earnings for the year ended December 31, 2017.
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820)". This ASU: (i) adds incremental requirements for entities to disclose (a) the amount of total gains or losses for the period recognized in other comprehensive income that is attributable to fair value changes in assets and liabilities held as of the balance sheet date and categorized within Level 3 of the fair value hierarchy, (b) the range and weighted average used to develop significant unobservable inputs and (c) how the weighted average was calculated for fair value measurements categorized within Level 3 of the fair value hierarchy and (ii) eliminates disclosure requirements for (a) transfers between Level 1 and Level 2 and (b) valuation processes for Level 3 fair value measurements. ASU No. 2018-13 is effective for the Company in the first quarter of 2020. The adoption of ASU No. 2018-13 is not expected to have a material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU 2018-14, "Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20)". This ASU modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing disclosures that are no longer considered cost beneficial, clarifying the specific requirements of disclosures and adding disclosure requirements identified as relevant. The guidance will be effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the requirements of this update and has not yet determined its impact on the Company’s financial statements.
All other issued and not yet effective accounting standards are not relevant to the Company.
(2) Acquisitions and Dispositions

2018 Acquisitions
The Company acquired substantially all the assets, properties and business of certain publications and businesses on August 15, 2018, July 2, 2018, June 18, 2018, June 4, 2018, May 11, 2018, May 1, 2018, April 2, 2018, March 31, 2018, March 6, 2018, February 28, 2018, February 23, 2018, and February 7, 2018 (“2018 Acquisitions”), which included seven daily newspapers, 16 weekly publications, one shopper, a print facility, an events production business, cloud services and digital platforms, and domains, for an aggregate purchase price of $158,977, including estimated working capital. The acquisitions were financed from cash on hand. The rationale for the acquisitions was primarily due to the attractive nature, as applicable, of the newspaper assets and digital platforms, and their estimated cash flows combined with the cost-saving and revenue-generating opportunities available.
In the August 15, 2018 acquisition, the Company acquired an 80% equity interest in the acquiree, and the minority equity owners retained a 20% interest, which has been classified as noncontrolling interest in the accompanying financial statements. Noncontrolling interests with embedded redemption features, such as put rights, that are not solely within the control of the Company are considered redeemable noncontrolling interests and are presented outside of stockholders’ equity on the Company's Unaudited Condensed Consolidated Balance Sheets.
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
The following table summarizes the preliminary determination of fair values of the assets and liabilities:

Current assets	$21,789
Other assets	447
Property, plant and equipment	9,649
Advertiser relationships	34,875
Subscriber relationships	33,855
Customer relationships	8,573
Mastheads	11,708
Goodwill	63,905
Total assets	184,801
Current liabilities assumed	23,579
Long-term liabilities assumed	92
Redeemable noncontrolling interest	2,153
Net assets	$158,977

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

The Company recorded approximately $68 and $344 of selling, general and administrative expenses for acquisition-related costs for the 2018 Acquisitions during the three and nine months ended September 30, 2018, respectively.
For tax purposes, the amount of goodwill that is expected to be deductible is $61,700, excluding goodwill attributable to a 20% noncontrolling interest.
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
Dispositions
On May 11, 2018, the Company completed its sale of certain publications and related assets in Alaska for approximately $2,369, including working capital. As a result, a nominal pre-tax gain, net of selling expenses, is included in net gain on sale or disposal of assets on the Unaudited Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income during the nine months ended September 30, 2018.
On February 27, 2018, the Company sold a parcel of land and building located in Framingham, Massachusetts for a sale price of $9,264, and recognized a pre-tax gain of approximately $3,337, net of selling expenses, which is included in net gain on sale or disposal of assets on the Unaudited Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income during the nine months ended September 30, 2018.
On June 2, 2017, the Company completed its sale of the Mail Tribune, located in Medford, Oregon, for approximately $14,700, including working capital.  As a result, a pre-tax gain of approximately $5,400, net of selling expenses, is included in net gain on sale or disposal of assets on the Unaudited Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income during the nine months ended September 24, 2017 since the disposition did not qualify for treatment as a discontinued operation.
(3) Share-Based Compensation
The Company recognized compensation cost for share-based payments of $667, $769, $2,499, and $2,364 during the three and nine months ended September 30, 2018 and September 24, 2017, respectively. The total compensation cost not yet recognized related to non-vested Restricted Stock Grants (“RSGs”) pursuant to the Company’s Nonqualified Stock Option and Incentive Award Plan as of September 30, 2018 was $4,558, which is expected to be recognized over a weighted average period of 2.00 years through July 2021. As of September 30, 2018, the aggregate intrinsic value of unvested RSGs was $5,908.
RSG activity during the nine months ended September 30, 2018 was as follows:

	Number of RSGs	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2017	342,264	$16.86
Granted	217,590	16.49
Vested	(168,530)	18.05
Forfeited	(14,754)	16.55
Unvested at September 30, 2018	376,570	$16.13

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
Severance-related expenses
Accrued restructuring costs are included in accrued expenses on the Unaudited Condensed Consolidated Balance Sheets. The activity in accrued restructuring costs for the nine months ended September 30, 2018 is as follows:

	Severance and Related Costs	Other Costs (1)	Total
Balance at December 31, 2017	$717	$366	$1,083
Restructuring provision included in Integration and Reorganization	10,981	2,262	13,243
Cash payments	(5,021)	(2,213)	(7,234)
Balance at September 30, 2018	$6,677	$415	$7,092

(1)	Other costs primarily include costs to consolidate operations.
The accrued restructuring reserve balance is expected to be paid out over the next twelve months.
The following table summarizes the costs incurred and cash paid in connection with these restructuring programs for the three and nine months ended September 30, 2018 and September 24, 2017.

	Three months ended		Nine months ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
Severance and related costs	$8,533	$1,947	$10,981	$6,029
Other costs	531	263	2,262	788
Cash payments	(3,161)	(2,465)	(7,234)	(6,649)

Facility consolidation charges and accelerated depreciation
During the three and nine months ended September 30, 2018, the Company ceased operations of seven print publications and six printing operations as part of the ongoing cost reduction programs. As a result, the Company recognized an impairment charge related to retired equipment of $503 and intangibles of $618 and accelerated depreciation of $3,601 during the nine months ended September 30, 2018.
During the nine months ended September 24, 2017, the Company ceased printing operations at 12 facilities as part of the ongoing cost reduction programs.  As a result, the Company recognized an impairment charge related to retired equipment of $6,485 and accelerated depreciation of $2,429 during the nine months ended September 24, 2017.

(5) Goodwill and Intangible Assets
Goodwill and intangible assets consisted of the following:

	September 30, 2018
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Advertiser relationships	$243,622	$49,124	$194,498
Customer relationships	39,140	7,716	31,424
Subscriber relationships	151,663	28,650	123,013
Other intangible assets	10,866	6,947	3,919
Total	$445,291	$92,437	$352,854
Nonamortized intangible assets:
Goodwill	$300,909
Mastheads	113,886
Total	$414,795

	December 31, 2017
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Advertiser relationships	$208,995	$37,046	$171,949
Customer relationships	30,576	5,094	25,482
Subscriber relationships	117,870	20,814	97,056
Other intangible assets	10,866	4,634	6,232
Total	$368,307	$67,588	$300,719
Nonamortized intangible assets:
Goodwill	$236,555
Mastheads	102,774
Total	$339,329

As of September 30, 2018, the weighted average amortization periods for amortizable intangible assets are 14.5 years for advertiser relationships, 12.9 years for customer relationships, 13.4 years for subscriber relationships and 4.7 years for other intangible assets. The weighted average amortization period in total for all amortizable intangible assets is 13.8 years.
Amortization expense for the three and nine months ended September 30, 2018 and September 24, 2017 was $9,520, $5,672, $24,852, and $16,896, respectively. Estimated future amortization expense as of September 30, 2018, is as follows:

For the following fiscal years:
2018 (three months remaining)	$8,992
2019	34,263
2020	33,208
2021	33,029
2022	32,369
Thereafter	210,993
Total	$352,854

The changes in the carrying amount of goodwill for the period from December 31, 2017 to September 30, 2018 are as follows:

Balance at December 31, 2017, net of accumulated impairments of $25,641	$236,555
Goodwill acquired in business combinations	63,905
Measurement period adjustments	449
Balance at September 30, 2018, net of accumulated impairments of $25,641	$300,909

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
The Company performed its 2017 annual assessment for possible impairment of the carrying value of goodwill and indefinite-lived intangible assets as of June 25, 2017. As a result of this assessment, the Company recorded a goodwill impairment totaling $25,641 in two of its former reporting units, Central and West. This impairment was primarily attributable to continuing economic pressures in the newspaper industry and a decline in the Company’s stock price, and represented a full impairment of the goodwill then recorded in the former West reporting unit and a partial impairment of the goodwill recorded in the former Central reporting unit. In addition, the Company recorded a partial impairment of the carrying value of mastheads, totaling $1,807, in the former West reporting unit in the same period.
The Company performed its 2018 annual assessment for possible impairment of the carrying value of goodwill and indefinite-lived intangibles as of July 1, 2018. The fair value of four of the Company's former reporting units, including East, West, Central and BridgeTower, which include newspaper mastheads, were estimated using the expected present value of future cash flows, recent industry multiples and using estimates, judgments and assumptions that management believes were appropriate in the circumstances. The estimates and judgments used in the assessment included multiples for EBITDA, the weighted average cost of capital and the terminal growth rate. The Company determined that the future cash flow and industry multiple analysis provided the best estimate of the fair value of its reporting units.  Key assumptions in the impairment analysis include revenue and EBITDA projections, discount rates, long-term growth rates and the effective tax rate that the Company determined to be appropriate. Revenue projections reflected slight declines in the current and next year, and revenues are expected to moderate to a terminal growth rate of 1%. Discount rates ranged from 16% to 17%. The effective tax rate was 27%. The fair value of the former West reporting unit was less than its carrying value, however, all goodwill was previously written off in 2017. The fair value of the former Central reporting unit exceeded the carrying value by approximately 10%. The Company performed a qualitative assessment for the Recent Acquisitions reporting unit and concluded that it is not more likely than not that the goodwill and indefinite-lived intangible assets are impaired. As a result, no quantitative impairment testing was performed for the Recent Acquisitions.
The total Company’s estimate of reporting unit fair values was reconciled to its then market capitalization (based upon the stock market price and fair value of debt) plus an estimated control premium.
The Company used a “relief from royalty” approach, a discounted cash flow model, to determine the fair value of each reporting units' mastheads.  The estimated fair value equaled or exceeded carrying value for mastheads. The fair value of mastheads exceeded carrying value by less than 10% in the former West reporting unit. Key assumptions within the masthead analysis included revenue projections, discount rates, royalty rates, long-term growth rates and the effective tax rate that the Company determined to be appropriate. Revenue projections reflected declines in the current and next year, and revenues are expected to moderate to a terminal growth rate of 1%. Discount rates ranged from 16% to 17%, and royalty rates ranged from 1.25% to 1.75%. The effective tax rate was 27%.
The Company considered the impairment of goodwill in the former West to be a potential indicator of impairment under ASC 360. The Company determined that the long-lived asset groups were the same as its reporting units. The Company performed an analysis of its undiscounted cash flows in the former West reporting unit to determine if there was an impairment of long-lived assets. The sum of undiscounted cash flows over the primary asset’s weighted-average remaining useful life exceeded the groups’ carrying value, so no impairment was recorded.
As of July 2, 2018, the Company reorganized its reporting units to align with its new management structure. The East, Central, West and Recent Acquisitions reporting units were consolidated into one reporting unit called Newspapers. BridgeTower remained a separate reporting unit. Due to the change in the composition of the reporting units, the Company performed an additional impairment test for goodwill and mastheads after the reorganization. Similar methodologies and assumptions were utilized for the post-reorganization impairment assessment, as described above. Fair values of the reporting units were determined to be greater than the carrying value of the reporting units, and the estimated fair value exceeded carrying value for all mastheads.
As of September 30, 2018, the Company performed a review of potential impairment indicators noting that its financial results and forecast have not changed materially since the annual impairment assessment, and it was determined that no indicators of impairment were present.
The newspaper industry and the Company have experienced declining same store revenue and profitability over the past several years. Should general economic, market or business conditions decline and have a negative impact on estimates of future cash flow and market transaction multiples, the Company may be required to record impairment charges in the future.
(6) Indebtedness
New Media Credit Agreement
On June 4, 2014, New Media Holdings II LLC (the “New Media Borrower”), a wholly owned subsidiary of New Media, entered into a credit agreement (the “New Media Credit Agreement”) among the New Media Borrower, New Media Holdings I LLC (“Holdings I”), the lenders party thereto, RBS Citizens, N.A. and Credit Suisse Securities (USA) LLC as joint lead arrangers and joint bookrunners, Credit Suisse AG, Cayman Islands Branch as syndication agent and Citizens Bank of Pennsylvania as administration agent which provided for (i) a $200,000 senior secured term facility (the “Term Loan Facility” and any loan thereunder, including as part of the Incremental Facility, “Term Loans”), (ii) a $25,000 senior secured revolving credit facility, with a $5,000 sub-facility for letters of credit and a $5,000 sub-facility for swing loans, (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Senior Secured Credit Facilities”) and (iii) the ability for the New Media Borrower to request one or more new commitments for term loans or revolving loans from time to time up to an aggregate total of $75,000 (the “Incremental Facility”) subject to certain conditions. On June 4, 2014, the New Media Borrower borrowed $200,000 under the Term Loan Facility (the “Initial Term Loans”). As of September 30, 2018, $0 was drawn under the Revolving Credit Facility. The Term Loans mature on July 14, 2022 and the maturity date for the Revolving Credit Facility is July 14, 2021. The New Media Credit Agreement was amended:
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
•on July 14, 2017, to (i) extend the maturity date of the outstanding term loans under the Term Loan Facility to July 14, 2022, (ii) extend the maturity date of the Revolving Credit Facility to July 14, 2021, (iii) provide for $20,000 in additional term loans (the “2017 Incremental Term Loan”) under the Incremental Facility and (iv) increase the amount of the Incremental Facility that may be requested on or after the date of the amendment (inclusive of the 2017 Incremental Term Loan) to $100,000; and

•on February 16, 2018, to provide for $50,000 in additional term loans under the Term Loan Facility.
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
In connection with the July 14, 2017 amendment, the Company incurred approximately $6,605 of fees and expenses. There was one lender who had a significant change in the terms of the Term Loan Facility; the difference between the present value of the cash flows after this amendment and the present value of the cash flows before this amendment was more than 10%.  This portion of the transaction was accounted for as an early extinguishment of debt. Deferred fees and expenses of $1,009 previously allocated to that lender were written off to loss on early extinguishment of debt.  Additionally, the current fees of $2,423 attributed to this lender were expensed to loss on early extinguishment of debt.  The third party expenses of $121 apportioned to the lender were capitalized.  Finally, $1,335 fees and expenses allocated to lenders that exited the facility were written off to loss on early extinguishment of debt.  The remainder of this amendment was treated as a debt modification for accounting purposes.  The consent fees of $3,020 for the lenders other than the one mentioned above were capitalized and will be amortized over the term of the Term Loan Facility.  The third party fees of $606 related to these lenders were expensed. Additionally, the fees and expenses allocated to the Revolving Credit Facility of $435 were capitalized as this component of the amendment was accounted for as a debt modification.
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
As of September 30, 2018, the New Media Credit Agreement had a weighted average interest rate of 8.49%.
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
As of September 30, 2018, the Company is in compliance with all of the covenants and obligations under the New Media Credit Agreement.
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
As of September 30, 2018, the Company is in compliance with all of the covenants and obligations under the Halifax Alabama Credit Agreement.
Fair Value
The fair value of long-term debt under the Senior Secured Credit Facilities and the Advantage Alabama Debt was estimated at $415,257 as of September 30, 2018, based on discounted future contractual cash flows and a market interest rate adjusted for necessary risks, including the Company’s own credit risk as there are no rates currently observable in publicly traded debt markets of similar risk, terms and average maturities. Accordingly, the Company’s long-term debt under the Senior Secured Credit Facilities is classified within Level 3 of the fair value hierarchy.

Payment Schedule
As of September 30, 2018, scheduled principal payments of outstanding debt are as follows:

2018 (three months remaining)	$—
2019	12,124
2020	4,124
2021	4,124
2022	394,885
415,257
Less: Current portion of long-term debt	11,093
Remaining original issue discount	3,342
Deferred financing costs, net	4,253
Long-term debt	$396,569

(7) Related Party Transactions
As of September 30, 2018, the Company's manager, FIG LLC (the “Manager”), which is an affiliate of Fortress Investment Group LLC ("Fortress"), and its affiliates owned approximately 1.1% of the Company’s outstanding stock and approximately 39.5% of the Company’s outstanding warrants, and held options to purchase 2,904,811 shares of the Company’s common stock. During the three and nine months ended September 30, 2018 and September 24, 2017, Fortress and its affiliates were paid $238, $239, $728, and $716 in dividends, respectively.
In addition, the Company’s Chairman, Wesley Edens, is also a member of the board of directors of the Manager and a Principal, the Co-Chief Executive Officer and a member of the board of directors of Fortress. The Company does not pay Mr. Edens a salary or any other form of compensation.
On February 28, 2018, the Company acquired substantially all of the assets, consisting primarily of publications and related websites, of Holden Landmark Corporation ("Holden"), a Massachusetts corporation owned by the Company’s Chief Operating Officer, for $1,307. Prior to the acquisition, the Company recognized revenue from Holden of $0, $140, $77, and $452 during the three and nine months ended September 30, 2018 and September 24, 2017, respectively, which is included in commercial printing and other on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
The Company’s Chief Executive Officer and Chief Financial Officer are employees of Fortress (or one of its affiliates), and their salaries are paid by Fortress (or one of its affiliates).
Management Agreement
On November 26, 2013, the Company entered into a management agreement with the Manager (as amended and restated, the “Management Agreement”). The Management Agreement requires the Manager to manage the Company’s business affairs subject to the supervision of the Company’s board of directors (the “Board of Directors” or "Board"). On March 6, 2015, the Company’s independent directors of the Board approved an amendment to the Management Agreement.
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

The following provides the management and incentive fees recognized and paid to the Manager for the three and nine months ended September 30, 2018 and September 24, 2017:

	Three months ended		Nine months ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
Management fee expense	$2,783	$2,652	$7,890	$7,970
Incentive fee expense	—	1,414	5,755	3,280
Management fees paid	2,783	4,191	9,619	10,471
Incentive fees paid	4,802	1,866	14,129	7,781
Reimbursement for expenses	833	300	1,892	1,192

The Company had an outstanding liability for all management agreement related fees of $1,915 and $2,680 at September 30, 2018 and December 31, 2017, respectively, included in accrued expenses.
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
The Company recorded an income tax benefit of $239 and income tax expense of $934, $2,591 and $2,557 for the three and nine months ended September 30, 2018 and September 24, 2017, respectively. The Company's estimated effective tax rate was 33% for the nine months ended September 30, 2018. The tax effects resulting from utilizing the annual effective tax rate for the nine months ended September 24, 2017 was determined to not be an effective method to determine the tax expense for that period. Therefore, the Company calculated its tax provision based upon year-to-date results.
The Company performs a quarterly assessment of its deferred tax assets and liabilities. ASC Topic 740, “Income Taxes” (“ASC 740”) limits the ability to use future taxable income to support the realization of deferred tax assets when a company has experienced a history of losses even if future taxable income were supported by detailed forecasts and projections.
In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are projected to become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. During the nine months ended September 30, 2018, the Company recorded a net decrease to the valuation allowance of $181, which was a benefit to earnings. All of this amount was recognized through the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
The realization of the remaining deferred tax assets is primarily dependent on their scheduled reversals. Any changes to deferred taxes may require an additional valuation allowance. Any increase or decrease in the valuation allowance could result in an increase or decrease in income tax expense in the period of adjustment.

The computation of the annual expected effective tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected operating (loss) income for the year, projections of the proportion of income or loss, permanent and temporary differences, and an assessment of the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired, or as additional information is obtained.
On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. The Company recorded a tax benefit of $4,200 during the year ended December 31, 2017 which was primarily attributable to a re-measurement of deferred tax assets and deferred tax liabilities. The tax benefit was also attributable to a valuation allowance release of $800 related to an alternative minimum tax credit that is refundable in 2021 or earlier. As of December 31, 2017, the Company made a reasonable estimate of the effects on the change in deferred tax balances under the TCJA. These amounts are provisional and subject to change through the fourth quarter of 2018 under SAB 118 ( Income Tax Accounting Implications of the Tax Cuts and Jobs Act) as the determination of the impact of the income tax effects may require additional analysis and further interpretation of the TCJA from yet to be issued FASB guidance, U.S. Treasury regulations or state legislation.
In addition, the TCJA imposes a new limit on interest expense deductions with respect to any debt outstanding on January 1, 2018. The Company has evaluated the effect of this rule and do not expect that the Company will be limited in its ability to claim interest expense deductions at this time although limitations may apply after 2021.
For the nine months ended September 30, 2018, the difference between the expected tax charge at a statutory rate of 21%, or $1,630, and the recorded tax expense of $2,591 is primarily due to deferred tax liabilities attributable to indefinite lived intangible assets which exceed the projected 2018 tax loss, state taxes and other charges.
The Company and its subsidiaries file a U.S. federal consolidated income tax return. The U.S. federal and state statute of limitations generally remains open for the 2015 tax year and beyond.
(9) Equity
(Loss) Income Per Share
The following table sets forth the computation of basic and diluted (loss) income per share (“EPS”):

	Three months ended		Nine months ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
Numerator for (loss) income per share calculation:
Net (loss) income attributable to New Media	$(6,105)	$(1,971)	$4,937	$(27,343)
Denominator for (loss) income per share calculation:
Basic weighted average shares outstanding	59,919,246	52,868,745	57,377,682	53,058,341
Effect of dilutive securities:
Stock Options and Restricted Stock	—	—	447,628	—
Diluted weighted average shares outstanding	59,919,246	52,868,745	57,825,310	53,058,341

The Company excluded the following securities from the computation of diluted income per share because their effect would have been antidilutive:

	Three months ended		Nine months ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
Stock warrants	1,362,479	1,362,479	1,362,479	1,362,479
Stock options	2,904,811	2,307,562	700,000	2,307,562
Restricted stock grants	376,570	349,781	—	349,781

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
Pursuant to the anti-dilution provisions of the Incentive Plan, the exercise price on the 652,311 remaining options granted to the Manager in 2014 were equitably adjusted during the three months ended April 1, 2018 from $14.37 to $12.95 as a result of return of capital distributions.
Pursuant to the anti-dilution provisions of the Incentive Plan, the exercise price on the 700,000 options granted to the Manager in 2015 were equitably adjusted during the three months ended April 1, 2018 from $20.36 to $18.94 as a result of return of capital distributions.
Pursuant to the anti-dilution provisions of the Incentive Plan, the exercise price on the 862,500 options granted to the Manager in 2016 were equitably adjusted during the three months ended April 1, 2018 from $16.00 to $13.24 as a result of return of capital distributions.
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
The following table includes additional information regarding the Manager stock options:

	Number of Options	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2017	2,214,811	$4.08	$16.90	7.7	$2,245
Granted	690,000	$2.04	$16.45
Outstanding at September 30, 2018	2,904,811	$3.59	$15.31	7.5	$3,900

Exercisable at September 30, 2018	2,096,061		$15.23	6.9	$3,328

Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2018 and September 24, 2017 are outlined below.

Net actuarial loss and prior service cost (1)
For the nine months ended September 30, 2018:
Balance at December 31, 2017	$(5,461)
Amounts reclassified from accumulated other comprehensive loss	(202)
Balance at September 30, 2018	$(5,663)
For the nine months ended September 24, 2017:
Balance at December 27, 2016	$(3,977)
Amounts reclassified from accumulated other comprehensive loss	83
Balance at September 24, 2017	$(3,894)

(1)	This accumulated other comprehensive loss component is included in the computation of net periodic benefit cost. See Note 11.
The following table presents reclassifications out of accumulated other comprehensive loss for the three and nine months ended September 30, 2018 and September 24, 2017.

	Amounts Reclassified from Accumulated Other Comprehensive Loss					Affected Line Item in the Consolidated Statements of Operations and Comprehensive (Loss) Income
	Three months ended		Nine months ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
Amortization of unrecognized (gain) loss	$(67)	$27	$(202)	$83	(1)
Amounts reclassified from accumulated other comprehensive loss	(67)	27	(202)	83		Income (loss) before income taxes
Income tax expense	—	—	—	—		Income tax benefit
Amounts reclassified from accumulated other comprehensive loss, net of taxes	$(67)	$27	$(202)	$83		Net (loss) income

(1)	This accumulated other comprehensive loss component is included in the computation of net periodic benefit cost. See Note 11.
Dividends
During the nine months ended September 24, 2017, the Company paid dividends of $1.05 per share of Common Stock of New Media.
During the nine months ended September 30, 2018, the Company paid dividends of $1.11 per share of Common Stock of New Media.
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
The adoption of ASC Topic 606 resulted in no change to accumulated deficit as of January 1, 2018. Revenue and expenses related to certain license agreements and recognized during the three and nine months ended September 30, 2018 decreased by $1,514 and $4,401, respectively, as a result of applying ASC Topic 606.
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
The Company’s Unaudited Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income presents revenues disaggregated by revenue type. Sales taxes and other usage-based taxes are excluded from revenues.
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
As a result of the change from gross to net reporting for certain licensing transactions, the Company’s commercial printing and other revenues, and operating expenses were both approximately $1,514 and $4,401 lower in the three and nine months ended September 30, 2018, respectively, than the amounts that would have been reported under previously applicable accounting standards.
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

Contract Balances
The Company records deferred revenues when cash payments are received in advance of the Company’s performance. The most significant unsatisfied performance obligation is the delivery of publications to subscription customers. The Company expects to recognize the revenue related to unsatisfied performance obligations over the next three to twelve months in accordance with the terms of the subscriptions. The increase in the deferred revenue balance for the nine months ended September 30, 2018 is primarily driven by acquisitions. For the nine month period ended September 30, 2018, the Company recognized approximately $79,000 of revenues that were included in the deferred revenue balance as of December 31, 2017.
The Company's payment terms vary by the type and location of the customer and the products or services offered. The period between invoicing and when payment is due is not significant. For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.
Accounts Receivable
Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts. The Company’s allowance for doubtful accounts is based upon several factors including the length of time the receivables are past due, historical payment trends and current economic factors. The Company recorded bad debt expense of $1,046, $1,242, $5,146 and $3,726 during the three and nine months ended September 30, 2018 and September 24, 2017, respectively. Impairment losses are recorded within the selling, general and administrative expenses in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
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
The following provides information on the pension plans for the three and nine months ended September 30, 2018 and September 24, 2017:

	Three months ended		Nine months ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
Components of net periodic benefit costs:
Service cost	$150	$157	$450	$470
Interest cost	700	780	2,099	2,341
Expected return on plan assets	(1,062)	(1,045)	(3,186)	(3,134)
Amortization of unrecognized loss	67	43	202	131
Net periodic credit cost	$(145)	$(65)	$(435)	$(192)

The service cost component of net periodic benefit cost is included within Operating Costs and the other components are included within Other Income in the Company’s Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. During the three and nine months ended September 30, 2018, the Company paid $902 and $1,349 into the pension plans, respectively. The Company is expected to pay an additional $103 in employer contributions to the pension plans during the remainder of 2018.
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
The following table provides information for the Company’s major categories of financial assets and liabilities measured or disclosed at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
As of September 30, 2018
Assets
Cash and cash equivalents	$56,691	$—	$—	$56,691
Restricted cash	3,117	—	—	3,117
Total	$59,808	$—	$—	$59,808
As of December 31, 2017
Assets
Cash and cash equivalents	$43,056	$—	$—	$43,056
Restricted cash	3,106	—	—	3,106
Total	$46,162	$—	$—	$46,162

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
Restricted cash of $3,117 and $3,106 at September 30, 2018 and December 31, 2017, respectively, was held as cash collateral for certain business operations.
(14) Subsequent Events
Acquisition
On October 1, 2018, the Company completed the acquisition of substantially all the assets of a certain publication for $12,500, plus working capital. The Company funded the acquisition with cash on hand.
Dividends
On October 31, 2018, the Company announced a third quarter 2018 cash dividend of $0.38 per share of Common Stock, par value $0.01 per share, of New Media. The dividend will be paid on November 20, 2018, to shareholders of record as of the close of business on November 12, 2018.

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
Our portfolio of media assets today spans across 558 markets and 37 states. Our products include 674 community print publications, 558 websites and two yellow page directories. As of September 30, 2018, we reach over 23 million people per week and serve over 221,000 business customers.
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
We believe that our focus on owning and operating leading local content oriented media properties in small to mid-size markets puts us in a position to better execute on our strategy. We believe that being the leading provider of local news and information in the markets in which we operate and distributing that content across multiple print and digital platforms give us an opportunity to grow our audiences and reach. Further, we believe our strong local media brands and our market presence give us the opportunity to expand our advertising and lead generation products with local business customers.
For our SMB category, we focus on leveraging our strong local media brands, our in-market sales force and our high consumer penetration rates with a variety of technology oriented products and services that solve acute pain points for SMBs. Central to this business strategy is our wholly-owned subsidiary UpCurve, Inc. ("UpCurve"). UpCurve provides two broad categories of services: ThriveHive, previously known as Propel Marketing, which provides marketing services for every SMB regardless of size, and UpCurve Cloud which offers cloud-based products with expert migration, integration, and support. ThriveHive is designed to offer a complete set of turn-key digital marketing and business services to SMBs that provide transparent results to the business owners. In 2016, we acquired a turn-key proprietary software application that enables SMB owners to run their own digital and contact marketing campaigns and we have made a number of strategic acquisitions since.
We launched the UpCurve products in 2012 and have seen rapid growth since then. We believe UpCurve, combined with our strong local brands and in-market sales force, is positioned to continue to be a key component to our overall organic growth strategy. The opportunity UpCurve aims to seize upon is as follows:
There were approximately 30.2 million SMBs in the U.S. in 2015 according to the U.S. Small Business Administration. Of these, approximately 29.0 million had 20 employees or fewer.
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
We believe our local media properties and local sales infrastructure are uniquely positioned to sell these digital marketing and business services to local business owners and give us distinct advantages, including:

•	our strong and trusted local brands, with 85% of our daily newspapers having published local content for more than 100 years;

•	our ability to market through our print and online properties, driving branding and traffic; and

•	our more than 1,290 local, direct, in-market sales professionals with long standing relationships with small businesses in the communities we serve.
Our core products include:

•	145 daily newspapers with total paid circulation of approximately 1.5 million;

•	325 weekly newspapers (published up to three times per week) with total paid circulation of approximately 278,000 and total free circulation of approximately 2.2 million;

•	134 “shoppers” (generally advertising-only publications) with total circulation of approximately 3.2 million;

•	558 locally-focused websites, which extend our businesses onto the internet and mobile devices with approximately 319 million page views per month;

•	two yellow page directories, with a distribution of approximately 290,000, that cover a population of approximately 419,000 people;

•	70 business publications; and

•	UpCurve Cloud and ThriveHive digital marketing.
In addition to our core products, we also opportunistically produce niche publications that address specific local market interests such as recreation, sports, healthcare and real estate.
GateHouse Live, our events business, was started in late 2015 to leverage our local brands to create events in the markets we serve.  In 2017, GateHouse Live produced over 250 annual events with a collective attendance over 300,000.  Among our core event offerings are a variety of themed expos focused on target audiences, including men, women, seniors and young families.  Other signature event series produced across many of our markets include one of the nation's largest high school sports recognition events and the official community's choice awards for dozens of markets across the country.  GateHouse Live also offers white label event services for retailers and other media companies. In the third quarter of 2018, we acquired an 80% interest in Rugged Events Holding, LLC, an events production business.
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
We have experienced ongoing declines in same store print advertising revenue streams and increased volatility of operating performance, despite our geographic diversity, well-balanced portfolio of products, broad customer base and reliance on smaller markets. We may experience additional declines and volatility in the future. These declines in print advertising revenue have come with the shift from traditional media to the internet for consumers and businesses. We believe our local advertising tends to be less sensitive to economic cycles than national advertising because local businesses generally have fewer advertising channels through which to reach their target audience. We are making investments in digital platforms, such as UpCurve, as well as online and mobile applications, to support our print publications in order to capture this shift as witnessed by our digital advertising and business services revenue growth, which more than doubled between 2013 and 2017, and continues to grow.
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
Through July 1, 2018, our reporting units (Eastern US Publishing, Central US Publishing, Western US Publishing, Recent Acquisitions and BridgeTower) were aggregated into one reportable business segment. On July 2, 2018, the reporting units were changed to Newspapers and BridgeTower. The reporting units will continue to be aggregated into one reportable business segment.
Acquisitions
During the nine months ended September 30, 2018, we completed 14 acquisitions. We acquired substantially all the assets, properties, and business of certain publications/businesses, which included seven daily newspapers, 16 weekly newspapers, one shopper, a print facility, an events production business, cloud services and digital platforms, and domains, for an aggregate purchase price of $159.0 million, including estimated working capital.

During 2017, we acquired substantially all the assets, properties, and business of certain publications/businesses, which included four business publications, 22 daily newspapers, 34 weekly publications, 24 shoppers, two customer relationship management solutions providers, a social media app and an events production business for an aggregate purchase price of $165.1 million, including working capital.
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
Long-Lived Asset Impairment
During the nine months ended September 30, 2018, the Company ceased operations of seven print publications and six printing operations as part of the ongoing cost reduction programs. As a result, the Company recognized an impairment charge related to retired equipment of $0.5 million and intangibles of $0.6 million and accelerated depreciation of $3.6 million during the nine months ended September 30, 2018.
During the nine months ended September 24, 2017, we ceased printing operations at 12 facilities as part of the ongoing cost reduction programs.  As a result, we recognized an impairment charge related to retired equipment of $6.5 million and accelerated depreciation of $2.4 million during the nine months ended September 24, 2017.
Dispositions
On May 11, 2018, we completed the sale of certain publications and related assets in Alaska for approximately $2.4 million, including working capital. As a result, a nominal pre-tax gain, net of selling expenses, is included in net gain on sale or disposal of assets on the Unaudited Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income during the nine months ended September 30, 2018.
On February 27, 2018, we sold a parcel of land and building located in Framingham, Massachusetts, for $9.3 million, and recognized a pre-tax gain of approximately $3.3 million, net of selling expenses, which is included in net gain on sale or disposal of assets on the Unaudited Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income during the nine months ended September 30, 2018.
On June 2, 2017, we completed the sale of the Mail Tribune, located in Medford, Oregon, for approximately $14.7 million, including working capital.  As a result, a pre-tax gain of approximately $5.4 million, net of selling expenses, is included in net gain on sale or disposal of assets on the Unaudited Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income during the nine months ended September 24, 2017 since the disposition did not qualify for treatment as a discontinued operation.
Industry
The newspaper industry and the Company have experienced declining same store revenue and profitability over the past several years. As a result, we have implemented, and continue to implement, plans to reduce costs and preserve cash flow. We have also invested in potential growth opportunities, and strategies, both in our newspaper operation and in the digital and business services space. We believe the cost reductions and the new digital and business services initiatives will provide the appropriate capital structure and financial resources necessary to invest in the business and ensure our future success and provide sufficient cash flow to enable us to meet our commitments for the next year.
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

Results of Operations
The following table summarizes our results of operations for the three and nine months ended September 30, 2018 and September 24, 2017:
NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(In thousands)

	Three months ended		Nine months ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
Revenues:
Advertising	$176,461	$159,481	$527,329	$482,427
Circulation	145,934	112,792	420,461	334,160
Commercial printing and other	58,024	44,903	162,196	130,986
Total revenues	380,419	317,176	1,109,986	947,573
Operating costs and expenses:
Operating costs	220,771	177,724	634,935	532,535
Selling, general, and administrative	121,871	106,967	367,526	319,831
Depreciation and amortization	25,094	18,257	64,276	54,621
Integration and reorganization costs	9,064	2,210	13,243	6,817
Impairment of long-lived assets	1,121	—	1,121	6,485
Goodwill and mastheads impairment	—	—	—	27,448
Net (gain) loss on sale or disposal of assets	(72)	686	(4,051)	(1,860)
Operating income	2,570	11,332	32,936	1,696
Interest expense	9,115	7,848	26,466	22,283
Loss on early extinguishment of debt	—	4,767	—	4,767
Other income	(433)	(246)	(1,290)	(568)
(Loss) income before income taxes	(6,112)	(1,037)	7,760	(24,786)
Income tax (benefit) expense	(239)	934	2,591	2,557
Net (loss) income	$(5,873)	$(1,971)	$5,169	$(27,343)
Three Months Ended September 30, 2018 Compared To Three Months Ended September 24, 2017
Revenue. Total revenue for the three months ended September 30, 2018 increased by $63.2 million, or 19.9%, to $380.4 million from $317.2 million for the three months ended September 24, 2017. The increase in total revenue was comprised of a $17.0 million, or 10.6%, increase in advertising revenue, a $33.1 million, or 29.4%, increase in circulation revenue, and a $13.1 million, or 29.2%, increase in commercial printing and other revenue.
Revenues increased primarily due to acquisitions. Advertising revenue was partially offset by declines driven by reductions in the local retail, classified, and preprint categories due to secular pressures and a continuing uncertain economic environment. These secular trends and economic conditions have also led to a decline in our print circulation volumes that have largely been offset by price increases in select locations. The majority of the remaining increase in commercial printing and other revenue is due to digital marketing services, events revenue, and commercial print and distribution.
Operating Costs. Operating costs for the three months ended September 30, 2018 increased by $43.1 million, or 24.2%, to $220.8 million from $177.7 million for the three months ended September 24, 2017. The increase includes operating costs from acquisitions of $45.9 million, a $1.7 million increase in newsprint and ink due primarily to price increases offset by lower production volumes, and a $1.7 million increase in news and editorial expenses. These increases were partially offset by declines in operating costs related to the remaining operation, which was primarily due to a decrease in outside services, hauling and delivery, compensation, and internet expenses of $2.9 million, $2.6 million, $0.7 million and $0.7 million, respectively. There were no other increases or decreases greater than $0.5 million.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended September 30, 2018 increased by $14.9 million, or 13.9%, to $121.9 million from $107.0 million for the three months ended September 24, 2017. The increase includes selling, general and administrative expenses from acquisitions of $21.6 million, which was partially offset by a $4.3 million decrease in compensation. There were no other increases or decreases greater than $0.5 million.
Integration and Reorganization Costs. During the three month periods ended September 30, 2018 and September 24, 2017, we recorded integration and reorganization costs of $9.1 million and $2.2 million, respectively, primarily resulting from severance costs related to acquisition-related synergies and the continued consolidation of our operations resulting from ongoing implementation of our plans to reduce costs and preserve cash flow, including a Voluntary Severance Offer program implemented in the third quarter of 2018.
Impairment of Long-lived Assets. During the three months ended September 30, 2018, we recorded a $1.1 million impairment of long-lived assets due to the cessation of operations at seven print publications and one printing facility during the three months ended September 30, 2018. No such charge was recorded during the three months ended September 24, 2017.
Loss on early extinguishment of debt. During the three months ended September 24, 2017, we recorded a loss of $4.8 million due to the early extinguishment of long-term debt. There were no such charges during the three months ended September 30, 2018.
Income Tax (Benefit) Expense. During the three months ended September 30, 2018 and September 24, 2017, we recorded an income tax benefit of $0.2 million and an income tax expense of $0.9 million, respectively. The income tax benefit is primarily attributable to the benefit of the pre-tax loss in the three months ended September 30, 2018 using the annualized effective tax rate for 2018 of 33%, offset partially by the effect of applying that rate to the pre-tax income of the first half of the year. The 2017 provision was determined based on year-to-date results because utilizing the effective tax rate for the three months ended September 24, 2017 was determined to not be an effective method to determine the tax expense for that period.
Net (Loss) Income. Net loss for the three months ended September 30, 2018 and September 24, 2017 was $5.9 million and $2.0 million, respectively. The difference is related to the factors noted above.
Nine months Ended September 30, 2018 Compared To Nine Months Ended September 24, 2017
Revenue. Total revenue for the nine months ended September 30, 2018 increased by $162.4 million, or 17.1%, to $1,110.0 million from $947.6 million for the nine months ended September 24, 2017. The increase in total revenue was comprised of a $44.9 million, or 9.3%, increase in advertising revenue, a $86.3 million, or 25.8%, increase in circulation revenue, and a $31.2 million, or 23.8%, increase in commercial printing and other revenue.
Revenues increased primarily due to acquisitions. Advertising revenue was partially offset by declines driven by reductions in the local retail, classified, and preprint categories due to secular pressures and a continuing uncertain economic environment. These secular trends and economic conditions have also led to a decline in our print circulation volumes that have largely been offset by price increases in select locations. The majority of the remaining increase in commercial printing and other revenue is due to digital marketing services, events revenue, and commercial print and distribution.
Operating Costs. Operating costs for the nine months ended September 30, 2018 increased by $102.4 million, or 19.2%, to $634.9 million from $532.5 million for the nine months ended September 24, 2017. The increase includes operating costs from acquisitions of $117.7 million, a $1.7 million increase in newsprint and ink due primarily to price increases offset by lower production volumes, a $1.3 million increase in news and editorial expenses, a $1.1 million increase in outside publication expense, and a $0.6 million increase in advertising and promotion. These increases were partially offset by declines in operating expenses related to the remaining operations, which was primarily due to a decrease in compensation, hauling and delivery, outside services, internet expense, and postage expense of $8.5 million, $7.4 million, $3.6 million, $1.5 million and $0.6 million, respectively. There were no other increases or decreases greater than $0.5 million.
Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended September 30, 2018 increased by $47.7 million, or 14.9%, to $367.5 million from $319.8 million for the nine months ended September 24, 2017. The increase includes selling, general and administrative expenses from acquisitions of $64.2 million, a $3.7 million increase in outside services, $0.9 million increase in travel and entertainment, and a $0.5 million increase in bad debt expense. These increases were partially offset by declines in selling, general and administrative expenses related to the remaining operations, which was primarily due to a decrease in compensation, professional and consulting fees, building rental and maintenance, bank charges, property tax and postage expenses of $14.3 million, $1.5 million, $0.8 million and $0.8 million, $0.6 million and $0.5 million, respectively. There were no other increases or decreases greater than $0.5 million.
Integration and Reorganization Costs. During the nine month periods ended September 30, 2018 and September 24, 2017, we recorded integration and reorganization costs of $13.2 million and $6.8 million, respectively, primarily resulting from severance costs related to acquisition-related synergies and the continued consolidation of our operations resulting from ongoing implementation of our plans to reduce costs and preserve cash flow, including a Voluntary Severance Offer program implemented in the third quarter of 2018.
Impairment of Long-lived Assets. During the nine months ended September 30, 2018, we recorded a $1.1 million impairment of long-lived assets due to the cessation of operations at seven print publications and one printing facility during the nine months ended September 30, 2018. During the nine months ended September 24, 2017, we recorded a $6.5 million impairment of long-lived assets due to 12 printing facilities ceasing operations during the nine months ended September 24, 2017.
Goodwill and Mastheads Impairment. During the nine months ended September 24, 2017, we recorded a $27.4 million goodwill and mastheads impairment due to softening business conditions and the related impact on the fair value of our reporting units. No such charge was recorded during the nine months ended September 30, 2018.
Net (Loss) Income. Net income for the nine months ended September 30, 2018 was $5.2 million and net loss for the nine months ended September 24, 2017 was $27.3 million. The difference is related to the factors noted above.
Liquidity and Capital Resources
Our primary cash requirements are for working capital, debt obligations, capital expenditures and acquisitions. We have no material outstanding commitments for capital expenditures. We expect our 2018 capital expenditures to total between $12 million and $14 million. The 2018 capital expenditures will be primarily comprised of projects related to the consolidation of facilities and upgrades to improve operations. For more information on our long term debt and debt service obligations, see Note 6 to the unaudited condensed consolidated financial statements, “Indebtedness”. Our principal sources of funds have historically been, and are expected to continue to be, cash provided by operating activities.
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
Dividends
On October 31, 2018, we announced a third quarter 2018 cash dividend of $0.38 per share of Common Stock, par value $0.01 per share, of New Media. The dividend will be paid on November 20, 2018, to shareholders of record as of the close of business on November 12, 2018.
On August 2, 2018, we announced a second quarter 2018 cash dividend of $0.37 per share of Common Stock, par value $0.01 per share, of New Media. The dividend was paid on August 21, 2018, to shareholders of record as of the close of business on August 13, 2018.
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
New Media Credit Agreement
On June 4, 2014, New Media Holdings II LLC (the “New Media Borrower”), a wholly owned subsidiary of New Media, entered into a credit agreement (the “New Media Credit Agreement”) among the New Media Borrower, New Media Holdings I LLC (“Holdings I”), the lenders party thereto, RBS Citizens, N.A. and Credit Suisse Securities (USA) LLC as joint lead arrangers and joint bookrunners, Credit Suisse AG, Cayman Islands Branch as syndication agent and Citizens Bank of Pennsylvania as administration agent which provided for (i) a $200 million senior secured term facility (the “Term Loan Facility” and any loan thereunder, including as part of the Incremental Facility, “Term Loans”), (ii) a $25 million senior secured revolving credit facility, with a $5 million sub-facility for letters of credit and a $5 million sub-facility for swing loans, (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Senior Secured Credit Facilities”) and (iii) the ability for the New Media Borrower to request one or more new commitments for term loans or revolving loans from time to time up to an aggregate total of $75 million (the “Incremental Facility”) subject to certain conditions. On June 4, 2014, the New Media Borrower borrowed $200 million under the Term Loan Facility (the “Initial Term Loans”). As of September 30, 2018, $0 was drawn under the Revolving Credit Facility. The Term Loans mature on July 14, 2022 and the maturity date for the Revolving Credit Facility is July 14, 2021. The New Media Credit Agreement was amended:
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
•on July 14, 2017, to (i) extend the maturity date of the outstanding term loans under the Term Loan Facility to July 14, 2022, (ii) extend the maturity date of the Revolving Credit Facility to July 14, 2021, (iii) provide for $20 million in additional term loans (the “2017 Incremental Term Loan”) under the Incremental Facility and (iv) increase the amount of the Incremental Facility that may be requested on or after the date of the amendment (inclusive of the 2017 Incremental Term Loan) to $100 million; and
•on February 16, 2018, to provide for $50 million in additional term loans under the Term Loan Facility.
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
In connection with the July 14, 2017 amendment, we incurred approximately $6.6 million of fees and expenses. There was one lender who had a significant change in the terms of the Term Loan Facility; the difference between the present value of the cash flows after this amendment and the present value of the cash flows before this amendment was more than 10%.  This portion of the transaction was accounted for as an early extinguishment of debt. Deferred fees and expenses of $1.0 million previously allocated to that lender were written off to loss on early extinguishment of debt.  Additionally, the current fees of $2.4 million attributed to this lender were expensed to loss on early extinguishment of debt.  The third party expenses of $0.1 million apportioned to the lender were capitalized.  Finally, $1.3 million fees and expenses allocated to lenders that exited the facility were written off to loss on early extinguishment of debt.  The remainder of this amendment was treated as a debt modification for accounting purposes.  The consent fees of $3.0 million for the lenders other than the one mentioned above were capitalized and will be amortized over the term of the Term Loan Facility.  The third party fees of $0.6 million related to these lenders were expensed. Additionally, the fees and expenses allocated to the Revolving Credit Facility of $0.4 million were capitalized as this component of the amendment was accounted for as a debt modification.
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
As of September 30, 2018, we are in compliance with all of the covenants and obligations under the New Media Credit Agreement.
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
As of September 30, 2018, we are in compliance with all of the covenants and obligations under the Halifax Alabama Credit Agreement.
Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, for further discussion of the Advantage Credit Agreements.
Cash Flows
The following table summarizes our historical cash flows.

	Nine months ended September 30, 2018	Nine months ended September 24, 2017
Cash provided by operating activities	$71,983	$80,768
Cash used in investing activities	(150,020)	(34,237)
Cash provided by (used in) financing activities	91,683	(58,236)
Cash Flows from Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2018 was $72.0 million, a decrease of $8.8 million when compared to $80.8 million of cash provided by operating activities for the nine months ended September 24, 2017. This $8.8 million decrease was the result of a decrease in adjustments for non-cash charges, including impairments, of $28.4 million and a decrease in cash provided by working capital of $12.9 million, which was partially offset by an improvement in operating results of $32.5 million.
The $12.9 million decrease in cash provided by working capital for the nine months ended September 30, 2018 when compared to the nine months ended September 24, 2017, is primarily attributable to an increase in inventory and decreases in accounts payable, accrued expenses, and deferred revenue, partially offset by decreases in prepaid expenses and other assets.
The $28.4 million decrease in adjustments to net income for non-cash charges, when compared to the nine months ended September 24, 2017, primarily consisted of a $27.4 million decrease in goodwill and mastheads impairment, $5.4 million decrease in impairment of long-lived assets, a $2.3 million decrease in non-cash loss on early extinguishment of debt, a $2.2 million increase in net gain on sale or disposal of assets, partially offset by a $9.7 million increase in depreciation and amortization. There were no other increases or decreases greater than $0.5 million.
Cash Flows from Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2018 was $150.0 million. During the nine months ended September 30, 2018, we used $155.2 million, net of cash acquired, for acquisitions and $8.0 million for capital expenditures, which was partially offset by $13.2 million we received from the sale of publications, real estate and other assets.
Net cash used in investing activities for the nine months ended September 24, 2017 was $34.2 million. During the nine months ended September 24, 2017, we used $41.7 million, net of cash acquired, for acquisitions and $7.2 million for capital expenditures, which was partially offset by $14.7 million we received from the sale of publications, real estate and other assets.
Cash Flows from Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2018 was $91.7 million and was primarily comprised of the issuance of common stock, net of underwriters' discount and the payment of offering costs, of $110.7 million, and borrowings under term loans of $49.8 million, partially offset by the payment of dividends of $64.4 million, term loan repayments of $3.1 million, a $0.8 million purchase of treasury stock, and payment of debt issuance costs of $0.5 million.

Net cash used in financing activities for the nine months ended September 24, 2017 was $58.2 million and was primarily due to the payment of dividends of $56.0 million, term loan repayments of $12.6 million, $5.0 million in repurchases of common stock under the Share Repurchase Program, payment of debt issuance costs of $3.5 million, a $0.7 million purchase of treasury stock, and $0.4 million payment of offering costs, partially offset by borrowings under term loans of $20.0 million.
Changes in Financial Position
The discussion that follows highlights significant changes in our financial position and working capital from December 31, 2017 to September 30, 2018.
Inventory. Inventory increased $8.8 million from December 31, 2017 to September 30, 2018, which primarily relates to the increase in newsprint inventory due to price increases, driven largely by government tariffs, and the effect of 2018 acquisitions.
Prepaid Expenses. Prepaid expenses increased $2.5 million from December 31, 2017 to September 30, 2018, which primarily relates to the timing of payments and assets acquired in the nine month period ending September 30, 2018.
Other Current Assets. Other current assets decreased $4.6 million from December 31, 2017 to September 30, 2018, primarily due to decreased collateral required by our insurers.
Property, Plant, and Equipment. Property, plant, and equipment decreased $29.8 million from December 31, 2017 to September 30, 2018, of which $39.4 million relates to depreciation and $7.7 million relates to assets sold, classified as held for sale, or disposed of during the first nine months of 2018, and $0.5 million relates to an impairment of long-lived assets, which was partially offset by $9.2 million of assets acquired in 2018 and $8.0 million of capital expenditures.
Goodwill. Goodwill increased $64.4 million from December 31, 2017 to September 30, 2018, which is primarily due to businesses acquired in 2018.
Intangible Assets. Intangible assets increased $63.2 million from December 31, 2017 to September 30, 2018, of which $89.0 million relates to assets acquired in 2018, which was partially offset by $24.9 million in amortization and $0.6 million relates to an impairment of intangible assets.
Other Assets. Other assets increased $1.7 million from December 31, 2017 to September 30, 2018, which is primarily due to acquisitions during the nine months ended September 30, 2018.
Current Portion of Long-term Debt. Current portion of long-term debt increased $8.4 million from December 31, 2017 to September 30, 2018, due to the reclassification to current portion of long-term debt of $8.0 million of debt that was assumed in the Halifax acquisition in 2015 that is due on March 31, 2019 and an increase in the current portion of long-term debt of $0.5 million related to the February 16, 2018 amendment to the New Media Credit Agreement.
Deferred Revenue. Deferred revenue increased $15.3 million from December 31, 2017 to September 30, 2018, primarily due to acquisitions during the nine months ended September 30, 2018.
Long-term Debt. Long-term debt increased $39.4 million from December 31, 2017 to September 30, 2018, primarily due to borrowings under term loans of $49.2 million, net of original issue discount, and $1.6 million non-cash interest expense, which was partially offset by the reclassification of long-term debt to current portion of long-term debt of $7.9 million, and a $3.1 million repayment of term loans.
Deferred Income Taxes. Deferred income taxes increased $1.8 million from December 31, 2017 to September 30, 2018, which primarily relates to an increase in the deferred tax liability for indefinite-lived intangible assets.
Additional Paid-in Capital. Additional paid-in capital increased $55.7 million from December 31, 2017 to September 30, 2018, which resulted primarily from the issuance of common stock, net of underwriters' discount and offering costs, of $110.7 million, non-cash compensation expense of $2.5 million, and restricted share grants of $0.2 million, which was partially offset by dividends of $57.7 million.
Accumulated Deficit. Accumulated deficit increased $1.7 million from December 31, 2017 to September 30, 2018, primarily due to dividends of $6.7 million which was partially offset by net income attributable to New Media of $4.9 million.

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
There were no other material changes made to our contractual commitments during the period from December 31, 2017 to September 30, 2018.
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
Management’s Use of Adjusted EBITDA
Adjusted EBITDA is not a measurement of financial performance under GAAP and should not be considered in isolation or as an alternative to income from operations, net (loss) income, cash flow from continuing operating activities or any other measure of performance or liquidity derived in accordance with GAAP. We believe this non-GAAP measure, as we have defined it, is helpful in identifying trends in our day-to-day performance because the items excluded have little or no significance on our day-to-day operations. This measure provides an assessment of controllable expenses and affords management the ability to make decisions which are expected to facilitate meeting current financial goals as well as achieve optimal financial performance.
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
Limitations of Adjusted EBITDA
Adjusted EBITDA has limitations as an analytical tool. It should not be viewed in isolation or as a substitute for GAAP measures of earnings or cash flows. Material limitations in making the adjustments to our earnings to calculate Adjusted

EBITDA and using this non-GAAP financial measure as compared to GAAP net (loss) income, include: the cash portion of interest/financing expense, income tax (benefit) provision and charges related to impairment of long-lived assets, which may significantly affect our financial results.
A reader of our financial statements may find this item important in evaluating our performance, results of operations and financial position. We use non-GAAP financial measures to supplement our GAAP results in order to provide a more complete understanding of the factors and trends affecting our business.
Adjusted EBITDA is not an alternative to net income, income from operations or cash flows provided by or used in operations as calculated and presented in accordance with GAAP. Readers of our financial statements should not rely on Adjusted EBITDA as a substitute for any such GAAP financial measure. We strongly urge readers of our financial statements to review the reconciliation of (loss) income from continuing operations to Adjusted EBITDA, along with our consolidated financial statements included elsewhere in this report. We also strongly urge readers of our financial statements to not rely on any single financial measure to evaluate our business. In addition, because Adjusted EBITDA is not a measure of financial performance under GAAP and is susceptible to varying calculations, the Adjusted EBITDA measure, as presented in this report, may differ from and may not be comparable to similarly titled measures used by other companies.
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
The table below shows the reconciliation of net (loss) income to Adjusted EBITDA for the periods presented:

	Three months ended				Nine months ended
	September 30, 2018		September 24, 2017		September 30, 2018		September 24, 2017
	(in thousands)
Net (loss) income	$(5,873)		$(1,971)		$5,169		$(27,343)
Income tax (benefit) expense	(239)		934		2,591		2,557
Interest expense	9,115		7,848		26,466		22,283
Impairment of long-lived assets	1,121		—		1,121		6,485
Loss on early extinguishment of debt	—		4,767		—		4,767
Goodwill and mastheads impairment	—		—		—		27,448
Depreciation and amortization	25,094		18,257		64,276		54,621
Adjusted EBITDA from continuing operations	$29,218	(a)	$29,835	(b)	$99,623	(c)	$90,818	(d)

(a)
Adjusted EBITDA for the three months ended September 30, 2018 included net expenses of $14,914, related to transaction and project costs, non-cash compensation, and other expense of $5,922, integration and reorganization costs of $9,064, less a $72 gain on the sale or disposal of assets.

(b)
Adjusted EBITDA for the three months ended September 24, 2017 included net expenses of $7,289, related to transaction and project costs, non-cash compensation, and other expense of $4,393, integration and reorganization costs of $2,210 and a $686 loss on the sale or disposal of assets.

(c)
Adjusted EBITDA for the nine months ended September 30, 2018 included net expenses of $25,786, related to transaction and project costs, non-cash compensation, and other expense of $16,594, integration and reorganization costs of $13,243 and a $4,051 gain on the sale or disposal of assets.

(d)
Adjusted EBITDA for the nine months ended September 24, 2017 included net expenses of $16,273, related to transaction and project costs, non-cash compensation, and other expense of $11,316, integration and reorganization costs of $6,817 and an $1,860 gain on the sale or disposal of assets.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
During the nine month period ended September 30, 2018, there were no material changes to the quantitative and qualitative disclosures about market risk that were presented in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017.

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
Our Company primarily generates revenue in three geographic regions: the Northeast, the Midwest, and the Southeast. During the nine months ended September 30, 2018, approximately 32% of our total revenues were generated in four states in the Northeast: Massachusetts, Pennsylvania, New York, and Rhode Island. During the same period, approximately 28% of our total revenues were generated in three states in the Midwest: Ohio, Nebraska, and Illinois. Also during the same period, approximately 22% of our total revenues were generated in two states in the Southeast: Florida and North Carolina. As a result of this geographic concentration, our financial results, including advertising and circulation revenue, depend largely upon economic conditions in these principal market areas. Accordingly, adverse economic developments within these three regions in particular could significantly affect our consolidated operations and financial results.

Our indebtedness and any future indebtedness may limit our financial and operating activities and our ability to incur additional debt to fund future needs or dividends.
As of September 30, 2018, New Media’s outstanding indebtedness consists primarily of the New Media Credit Agreement. The New Media Credit Agreement provided for (i) a $200 million senior secured term facility, (ii) a $25 million senior secured revolving credit facility, with a $5 million sub-facility for letters of credit and a $5 million sub-facility for swing loans and (iii) the ability for us to request one or more new commitments for term loans or revolving loans from time to time up to an aggregate total of $75 million (the "Incremental Facility"), subject to certain conditions. On September 3, 2014, the New Media Credit Agreement was amended to provide for additional term loans under the Incremental Facility in an aggregate principal amount of $25 million. On November 20, 2014, the New Media Credit Agreement was further amended to increase the amount available thereunder for incremental term loans from $75 million to $225 million in order to facilitate the financing of the acquisition of substantially all of the assets from Halifax Media Group LLC. On January 9, 2015, the New Media Credit Agreement was amended to provide for additional term loans and revolving commitments under the Incremental Facility in a combined aggregate principal amount of $152 million and to make certain amendments to the Revolving Credit Facility. On February 13, 2015, the New Media Credit Agreement was amended to, amongst other things, replace the existing term loans with a new class of replacement term loans with extended call protection. On March 6, 2015, the New Media Credit Agreement was amended to provide for $15 million in additional revolving commitments under the Incremental Facility. On May 29, 2015, the New Media Credit Agreement was amended to provide for $25 million in additional term loans under the Incremental Facility. On July 14, 2017, the New Media Credit Agreement was amended to, among other things, (i) extend the maturity date of the outstanding term loans to July 14, 2022 (the “Extended Term Loans”), (ii) extend the maturity date of the revolving credit facility to July 14, 2021, (iii) provide for additional dollar-denominated term loans in an aggregate principal amount of $20 million (the “2017 Incremental Term Loans”) on the same terms as the Extended Term Loans and (iv) increase the amount of the Incremental Facility that may be requested on or after the date of the amendment (inclusive of the 2017 Incremental Term Loans) to $100 million. On February 16, 2018, the New Media Credit Agreement was amended to provide for additional dollar-denominated term loans in an aggregate principal amount of $50 million under the Incremental Facility.
The Halifax Alabama Credit Agreement, which arose from debt obligations assumed by us in connection with our acquisition of substantially all of the assets from Halifax Media Group LLC on January 9, 2015, is comprised of debt in the principal amount of $8 million that bore interest at the rate of LIBOR plus 6.25% per annum (with a minimum of 1% LIBOR) payable quarterly in arrears. On May 15, 2018, the Halifax Alabama Credit Agreement was amended to reduce the interest rate to 2% per annum. In addition, a 2% prepayment premium will be charged if the balance is paid before December 28, 2018 unless the Advantage Borrowers elect to escrow the remaining principal amount. Subsequent to December 28, 2018, the principal may be repaid without a premium or penalty. The Advantage Alabama Debt matures on March 31, 2019. As of September 30, 2018, $8 million was outstanding under the Halifax Alabama Credit Agreement.
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
We have announced our intent to distribute a portion of our free cash flow generated from operations or other sources as a dividend to our stockholders, through a quarterly dividend, subject to satisfactory financial performance, approval by our Board of Directors and dividend restrictions in the New Media Credit Agreement. The Board of Directors’ determinations regarding dividends will depend on a variety of factors, including the Company’s GAAP net income, free cash flow generated from operations or other sources, liquidity position and potential alternative uses of cash, such as acquisitions, as well as economic conditions and expected future financial results. Although we recently paid a second quarter 2018 cash dividend of $0.37 per share of Common Stock and have paid regularly quarterly dividends since the third quarter of 2014, there can be no guarantee that we will continue to pay dividends in the future or that this recent dividend is representative of the amount of any future dividends. Our ability to declare future dividends will depend on our future financial performance, which in turn depends on the successful implementation of our strategy and on financial, competitive, regulatory, technical and other factors, general economic conditions, demand and selling prices for our products and other factors specific to our industry or specific projects, many of which are beyond our control. Therefore, our ability to generate free cash flow depends on the performance of our operations and could be limited by decreases in our profitability or increases in costs, capital expenditures or debt servicing requirements.
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
Given the ever-growing and rapidly changing number of digital media options available, we may not be able to increase our online traffic sufficiently and retain or grow a base of frequent visitors to our websites and applications on mobile devices.
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
In addition, the ever-growing and rapidly changing number of digital media options available may lead to technologies and alternatives that we are not able to offer or about which we are not able to advise. Such circumstances could directly and adversely affect the availability, applicability, marketability and profitability of the suite of SMB services and the private ad exchange we offer as a significant part of our digital business. Specifically, news aggregation websites and customized news feeds (often free to users) may reduce our traffic levels by driving interaction away from our websites or our digital applications. If traffic levels stagnate or decline, we may not be able to create sufficient advertiser interest in our digital businesses or to maintain or increase the advertising rates of the inventory on our digital platforms. We may also be adversely affected if the use of technology developed to block the display of advertising on websites proliferates.
Technological developments and any changes we make to our business strategy may require significant capital investments. Such investments may be restricted by our current or future credit facilities.
If there is a significant increase in the price of newsprint or a reduction in the availability of newsprint, our results of operations and financial condition may suffer.
A basic raw material for our publications is newsprint. We generally maintain a 45 to 55-day inventory of newsprint. An inability to obtain an adequate supply of newsprint at a favorable price or at all in the future could have a material adverse effect on our ability to produce our publications. Historically, the price of newsprint has been volatile, reaching a high of approximately $823 per metric ton in 2008 and experiencing a low of almost $410 per metric ton in 2002. The average price of newsprint during 2017 was approximately $635 per metric ton. Recent and future consolidation of major newsprint suppliers may adversely affect price competition among suppliers. Tariffs, duties and other restrictions on non-U.S. suppliers of newsprint have and may in the future increase the price of newsprint and/or limit the supply of available newsprint. Significant increases in newsprint costs for properties and periods not covered by our newsprint vendor agreement could have a material adverse effect on our financial condition and results of operations.

We have experienced declines in advertising revenue, and further declines, which could adversely affect our results of operations and financial condition, may occur.
Excluding acquisitions, we have experienced declines in advertising revenue, notably, in traditional print advertising, due in part to advertisers' shift from print to digital media. We continue to search for organic growth opportunities, including in our digital advertising business, and for ways to stabilize print revenue declines through new product launches and pricing. However, there can be no assurance that our advertising revenue will not continue to decline. In addition, the range of advertising choices across digital products and platforms and the large inventory of available digital advertising space have historically resulted in significantly lower rates for digital advertising than for print advertising. Consequently, our digital advertising revenue may not be able to replace print advertising revenue lost as a result of the shift to digital consumption. Further declines in advertising revenue could adversely affect our results of operations and financial condition.
We compete with a large number of companies in the local media industry; if we are unable to compete effectively, our advertising and circulation revenues may decline.
Our business is concentrated in newspapers and other print publications located primarily in small and midsize markets in the United States. Our revenues primarily consist of advertising and paid circulation. Competition for advertising revenues and paid circulation comes from direct mail, directories, radio, television, outdoor advertising, other newspaper publications, the internet and other media. For example, as the use of the internet and mobile devices has increased, we have lost some classified advertising and subscribers to online advertising businesses and our free internet sites that contain abbreviated versions of our publications. Competition for advertising revenues is based largely upon advertiser results, advertising rates, readership, demographics and circulation levels. Competition for circulation is based largely upon the content of the publication and its price and editorial quality. Our local and regional competitors vary from market to market, and many of our competitors for advertising revenues are larger and have greater financial and distribution resources than us. We may incur increased costs competing for advertising expenditures and paid circulation. We may also experience further declines of circulation or print advertising revenue due to alternative media. If we are not able to compete effectively for advertising expenditures and paid circulation, our revenues may decline.
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
We could be adversely affected by declining circulation subscribers.
Overall daily newspaper circulation subscribers, including national and urban newspapers, has declined in recent years. For the year ended December 31, 2017, our circulation revenue increased by $52.8 million, or 12.5%, as compared to the year ended December 25, 2016, of which $49.4 million relates to acquisitions. There can be no assurance that our circulation revenue will not decline again in the future. We have been able to maintain annual circulation revenue from existing operations in recent years through, among other things, increases in per copy prices. However, there can be no assurance that we will be able to continue to increase prices to offset any declines in circulation subscribers. Further declines in circulation subscribers could impair our ability to maintain or increase our advertising prices, cause purchasers of advertising in our publications to reduce or discontinue those purchases and discourage potential new advertising customers, all of which could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay dividends.
The increasing popularity of digital media and the fragmentation of audience resulting from the rapidly changing number of digital media options available could also adversely affect circulation subscribers of our content, which may decrease circulation revenue and cause more marked declines in advertising. Further, readership demographics and habits may change over time. If we are not successful in offsetting such declines in revenues from our print products, our business, financial condition and prospects will be adversely affected.
The value of our intangible assets may become impaired, depending upon future operating results.
As of July 2, 2018, we reorganized our reporting units to align with our new management structure. The Eastern US Publishing, Central US Publishing ("Central") and Western US Publishing ("West") and Recent Acquisitions reporting units were consolidated into one reporting unit called Newspapers. BridgeTower remains a separate reporting unit. Due to the change in the composition of the reporting units, the Company performed an additional goodwill impairment test and assessment of mastheads for impairment after the reorganization. Fair values of the reporting units were determined to be greater than the carrying value of the reporting units. And, the estimated fair value exceeded carrying value for all mastheads, so there was no impairment.
At September 30, 2018 the carrying value of our goodwill is $300.9 million, mastheads is $113.9 million, and amortizable intangible assets is $352.9 million. The indefinite-lived assets are subject to annual impairment testing and more frequent testing upon the occurrence of certain events or significant changes in our circumstances that indicate all or a portion of their carrying values may no longer be recoverable, in which case a non-cash charge to earnings may be necessary in the relevant period. We may subsequently experience market pressures which could cause future cash flows to decline below our current expectations, or volatile equity markets could negatively impact market factors used in the impairment analysis, including earnings multiples, discount rates, and long-term growth rates. Any future evaluations requiring an asset impairment charge for goodwill or other intangible assets would adversely affect future reported results of operations and shareholders’ equity.
As a result of the annual impairment assessment, as of June 25, 2017, we recorded a goodwill impairment in two of our former reporting units, Central and West, for a total of $25.6 million, representing a full impairment of the goodwill then recorded in the former West reporting unit and a partial impairment of the goodwill in then recorded in the former Central reporting unit. Additionally, the estimated fair value exceeded carrying value for mastheads except in the former West reporting unit, for which we recognized an impairment charge of $1.8 million.
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
Our pension and postretirement plans were underfunded by $24.3 million at September 30, 2018. Our pension plans invest in a variety of equity and debt securities. Future volatility and disruption in the stock markets could cause declines in the asset values of our pension plans. In addition, a decrease in the discount rate used to determine minimum funding requirements could result in increased future contributions. If either occurs, we may need to make additional pension contributions above what is currently estimated, which could reduce the cash available for our businesses.
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
As of September 30, 2018, we employed 10,392 employees, of whom 1,219 (or approximately 12%) were represented by 39 unions. 80% of the unionized employees are in four states: Ohio, Rhode Island, Massachusetts and Illinois and represent 31%, 20%, 15% and 14% of all our union employees, respectively.

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
Our Management Agreement with our Manager was not negotiated between unaffiliated parties, and its terms, including fees payable may not be as favorable to us as if they had been negotiated with an unaffiliated third party.
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
Our Manager has great latitude in determining the types and categories of assets it may decide are proper investments for us, including the latitude to invest in types and categories of assets that may differ from those in which we currently invest. Our board of directors periodically reviews our investment portfolio. However, our Board of Directors does not review or pre-

approve each proposed investment or our related financing arrangements. In addition, in conducting periodic reviews, our Board of Directors relies primarily on information provided to them by our Manager. Furthermore, transactions entered into by our Manager may be difficult or impossible to unwind by the time they are reviewed by our Board of Directors even if the transactions contravene the terms of the Management Agreement. In addition, we may change our investment strategy, including our target asset classes, without a stockholder vote.
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
The market price of our common stock may fluctuate widely, depending upon many factors, some of which may be beyond our control. These factors include, without limitation:

•	our business profile and market capitalization may not fit the investment objectives of any stockholder;

•	a shift in our investor base;

•	our quarterly or annual earnings, or those of other comparable companies;

•	actual or anticipated fluctuations in our operating results;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	announcements by us or our competitors of significant investments, acquisitions or dispositions;

•	the failure of securities analysts to cover our Common Stock;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	the operating and stock price performance of other comparable companies;

•	negative public perception of us, our competitors, or industry;

•	overall market fluctuations; and

•	general economic conditions.
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
Sales or issuances of substantial amounts of shares of our Common Stock in the public market, or the perception that such sales or issuances might occur, could adversely affect the market price of our Common Stock. The issuance of our common stock in connection with property, portfolio or business acquisitions or the settlement of awards that may be granted under our Incentive Plan (as defined below) or otherwise could also have an adverse effect on the market price of our Common Stock.
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
The percentage ownership of existing shareholders in New Media may also be diluted in the future as result of the issuance of ordinary shares in New Media upon the exercise of 10-year warrants (the “New Media Warrants”). The New Media Warrants collectively represent the right to acquire New Media Common Stock, which in the aggregate are equal to 5% of New Media Common Stock outstanding as of November 26, 2013 (calculated prior to dilution from shares of New Media Common Stock issued pursuant to Drive Shack Inc.'s (formerly known as Newcastle Investment Corp.) contribution of Local Media Group Holdings LLC and assignment of related stock purchase agreement to New Media (the “Local Media Contribution”)) at a strike price of $46.35 calculated based on a total equity value of New Media prior to the Local Media Contribution of $1.2 billion as of November 26, 2013. As a result, New Media Common Stock may be subject to dilution upon the exercise of such New Media Warrants.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Approximate Number of Shares that May Yet Be Purchased Under the Plan or Programs
July 2, 2018 through August 5, 2018	1,862	(1)	$18.15	—	$6,135,565
August 6, 2018 through September 2, 2018	—		$—	—	6,135,565
September 3, 2018 through September 30, 2018	—		$—	—	$6,135,565
Total	1,862			—
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

Item 3.	Defaults Upon Senior Securities
Not applicable

Item 4.	Mine Safety Disclosures
Not applicable

Item 5.	Other Information
Not applicable

Item 6.	Exhibits
See Index to Exhibits on page 58 of this Quarterly Report on Form 10-Q.

Exhibit No.	Description
* 31.1	Rule 13a-14(a)/15d-14(d) Certification of Principal Executive Officer under the Securities Exchange Act of 1934 (included herewith).

* 31.2	Rule 13a-14(a)/15d-14(d) Certification of Principal Financial Officer under the Securities Exchange Act of 1934 (included herewith).

* 32.1	Section 1350 Certifications (included herewith).

* 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

* 101.SCH	XBRL Taxonomy Extension Schema

* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

* 101.DEF	XBRL Taxonomy Extension Definition Linkbase

* 101.LAB	XBRL Taxonomy Extension Label Linkbase

* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*     Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW MEDIA INVESTMENT GROUP INC.

Date: October 31, 2018	/s/ Gregory W. Freiberg
Gregory W. Freiberg
Chief Financial Officer
(Principal Financial and Accounting Officer)