Form 10-K
period 2018-12-30
New Media Investment Group Inc.
filed 2019-02-28
CIK 1579684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 30, 2018
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
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant on July 1, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $925.4 million. The market value calculation was determined using a per share price of $18.48, the price at which the registrant’s common stock was last sold on the New York Stock Exchange on such date. For purposes of this calculation, shares held by non-affiliates excludes only those shares beneficially owned by the registrant’s executive officers, directors, and stockholders owning 10% or more of the registrant’s outstanding common stock (and, in each case, their immediate family members and affiliates).
As of February 25, 2019, 60,511,022 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company’s fiscal year-end, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

NEW MEDIA INVESTMENT GROUP INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 30, 2018

i

CAUTIONARY NOTE REGARDING FORWARD LOOKING INFORMATION
Certain statements in this report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views regarding, among other things, our future growth, results of operations, performance and business prospects and opportunities, as well as other statements that are other than historical fact. Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “target(s),” “project(s),” “believe(s),” “will,” “aim,” “would,” “seek(s),” “estimate(s)” and similar expressions are intended to identify such forward-looking statements.
Forward-looking statements are based on management’s current expectations and beliefs and are subject to a number of known and unknown risks, uncertainties and other factors that could lead to actual results materially different from those described in the forward-looking statements. We can give no assurance that our expectations will be attained. Our actual results, liquidity and financial condition may differ from the anticipated results, liquidity and financial condition indicated in these forward-looking statements. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause our actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others:

•	general economic and market conditions;

•	economic conditions in the various regions of the United States;

•	the growing shift within the publishing industry from traditional print media to digital forms of publication;

•	declining advertising revenue and circulation subscribers;

•	our ability to grow our digital marketing and business services initiatives, and grow our digital audience and advertiser base;

•	our ability to grow our business organically;

•	our ability to acquire local media print assets at attractive valuations;

•	the risk that we may not realize the anticipated benefits of our recent or potential future acquisitions;

•	the availability and cost of capital for future investments;

•	our indebtedness may restrict our operations and/or require us to dedicate a portion of cash flow from operations to the payment of principal and interest;

•	our ability to pay dividends consistent with prior practice or at all;

•	our ability to reduce costs and expenses;

•	our ability to realize the benefits of the Management Agreement (as defined below);

•	the impact of any material transactions with the Manager (as defined below) or one of its affiliates, including the impact of any actual, potential or perceived conflicts of interest;

•	effects of the completed merger of Fortress Investment Group LLC with affiliates of SoftBank Group Corp.;

•	the competitive environment in which we operate; and

•	our ability to recruit and retain key personnel.
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

ii

PART I
Item 1.Business
General Overview
New Media Investment Group Inc. (“New Media,” “Company,” “us,” or “we”) owns, operates and invests in high-quality local media assets focused in small to mid-size markets. With our collection of assets, we are focused on the local audience and small to medium-sized businesses (“SMBs”) in our communities.
Our current portfolio of media assets spans across 581 markets and 37 states. Our products include 678 community print publications and 581 websites. As of December 30, 2018, we reached over 22 million people per week and served over 199,000 business customers.
Our mission is to be the local audience and small business expert in the markets that we operate in. We leverage this local expertise to sell our unique, hyperlocal content to consumers and our market-leading technology solutions to SMBs. There are three key elements of our strategy:
1.We aim to grow our business organically through both our consumer and SMB strategies,
2.We pursue strategic acquisitions of high-quality local media and digital marketing assets at attractive valuation levels, and
3.We intend to distribute a portion of our free cash flow generated from operations or other sources as a dividend to stockholders through a quarterly dividend, subject to satisfactory financial performance, approval by our board of directors (the “Board of Directors” or “Board”) and dividend restrictions in the New Media Credit Agreement (as defined below). The Board of Directors’ determinations regarding dividends will depend on a variety of factors, including the Company’s U.S. generally accepted accounting principles (“GAAP”) net income, free cash flow generated from operations or other sources, liquidity position and potential alternative uses of cash, such as acquisitions, as well as economic conditions and expected future financial results.
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
For our SMB category, we focus on leveraging our strong local media brands, our in-market sales force and our high consumer penetration rates to offer technology solutions that allow SMBs to operate efficiently and effectively in a digital world. Central to this business strategy is our wholly-owned subsidiary UpCurve, Inc. ("UpCurve"). UpCurve provides two broad categories of services: ThriveHive, previously known as Propel Marketing, which provides guided marketing solutions for SMBs, and UpCurve Cloud, which offers cloud-based products with expert guidance and support. ThriveHive is designed to offer a complete set of turn-key guided marketing and business solutions to SMBs that provide transparent results to the business owners. In 2016, we acquired a turn-key proprietary software application that enables SMB owners to run their own digital and guided marketing campaigns, and we have made a number of strategic acquisitions since.
We launched the UpCurve products in 2012 and have seen rapid growth since then. We believe UpCurve, combined with our strong local brands and in-market sales force, is positioned to continue to be a key contributor to our overall organic growth strategy. UpCurve is well positioned to seize upon the approximately 30.2 million SMBs in the U.S. in 2015 according to the U.S. Small Business Administration. Of these, approximately 29.0 million had 20 employees or fewer.
Many of the owners and managers of these SMBs do not have the resources or expertise to navigate the fast evolving workplace technologies market but are increasingly aware of the need to embrace the digital disruption to their business model.
GateHouse Live, our events and promotions business, was started in late 2015 to leverage our local brands to create world-class events in the markets we serve.  In 2018, GateHouse Live produced over 350 events with a collective attendance over 400,000.  Among our core event offerings are a variety of themed expos focused on target audiences, including men, women, seniors and young families.  Other signature event series produced across many of our markets include one of the nation's largest high school sports recognition events and the official community's choice awards for dozens of markets across the country.  In 2018, GateHouse Live expanded into endurance events that include a network of over 90 marathons, half marathons, other footraces and obstacle course races across the United States and Canada with over 250,000 attendees annually.  GateHouse Live also offers white label event services for retailers and other media companies.
Portfolio Detail
Our core products include:

•	146 daily newspapers with total paid circulation of approximately 1.5 million;

•	323 weekly newspapers (published up to three times per week) with total paid circulation of approximately 268,000 and total free circulation of approximately 1.4 million;

•	132 “shoppers” (generally advertising-only publications) with total circulation of approximately 3.1 million;

•	581 locally-focused websites, which extend our businesses onto the internet and mobile devices with approximately 364 million page views per month;

•	77 business publications;

•	UpCurve Cloud and ThriveHive digital marketing; and

•	GateHouse Live.
In addition to our core products, we also opportunistically produce niche publications that address specific local market interests such as recreation, sports, healthcare and real estate. Our print and online products focus on the local community from a content, advertising, and digital marketing perspective. As a result of our focus on small and mid-size markets, we are usually the primary, and, sometimes the sole provider of comprehensive local market news and information in the communities we serve. Our content is primarily devoted to topics that we believe are highly relevant and of interest to our audiences such as local news and politics, community and regional events, youth sports, opinion and editorial pages, local schools, obituaries, weddings and police reports.
We believe our local media properties and local sales infrastructure are uniquely positioned to sell digital marketing and business services to local business owners and give us distinct advantages, including:

•	our strong and trusted local brands, with 88% of our daily newspapers having published local content for more than 100 years;

•	our ability to market through our print and online properties, driving branding and traffic; and

•	our more than 1,160 local, direct, in-market sales professionals with long-standing relationships with small businesses in the communities we serve.
More than 88% of our daily newspapers have been published for more than 100 years, and all have been published for more than 50 years. We believe that the longevity of our publications demonstrates the value and relevance of the local information that we provide and has created a strong foundation of reader loyalty and a highly-recognized media brand name in each community we serve. As a result of these factors, we believe that our publications have high local audience penetration rates in our markets, thereby providing advertisers with strong local market reach.
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
The revenues derived from our SMB category come from a variety of print and guided online marketing and business solutions products we offer through UpCurve and commercial printing services. Our consumer revenue category comes primarily from subscription income from consumers that pay for our deep, rich local content, primarily in print and also online.

Our operating costs consist primarily of labor, newsprint, and delivery costs. Our selling, general and administrative expenses consist primarily of labor costs. Compensation represents just under 50% of our expenses. Over the last few years, we have worked to drive efficiencies and centralization of work throughout our Company. Additionally, we have taken steps to cluster our operations, thereby increasing the production volume of our facilities and equipment while increasing the productivity of our labor force. We expect to continue to employ these steps as part of our business strategy.
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
Management Agreement
On November 26, 2013, New Media entered into a management agreement (as amended and restated, the "Management Agreement") with FIG LLC (the "Manager"), an affiliate of Fortress, pursuant to which the Manager manages the operations of New Media. We pay the Manager an annual management fee equal to 1.50% of New Media’s Total Equity (as defined in the Management Agreement), and the Manager is eligible to receive incentive compensation. On December 27, 2017, SoftBank Group Corp. (“SoftBank”) acquired Fortress (the “SoftBank Merger”). Subsequent to the SoftBank Merger, Fortress operates within SoftBank as an independent business headquartered in New York. Fortress’s senior investment professionals who perform services for us have and are expected to continue to remain in place.
Acquisitions
During 2016, we acquired substantially all the assets and assumed substantially all of the liabilities of certain publications/businesses, which included 68 business publications, seven daily newspapers, seven weekly publications, eleven shoppers and digital platforms for an aggregate purchase price of $135.9 million, including working capital.
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
During 2018, we acquired substantially all the assets, properties, and business of certain publications/businesses, which included seven business publications, eight daily newspapers, 16 weekly newspapers, one shopper, a print facility, an events production business, cloud services and digital platforms and related domains, for an aggregate purchase price of $205.7 million, including estimated working capital and contingent consideration.
Long-Lived Asset Impairment
During the year ended December 31, 2017, the Company ceased printing operations at 15 facilities as part of ongoing cost reduction programs.  As a result, the Company recognized an impairment charge related to retired equipment of $7.1 million and accelerated depreciation of $2.4 million during the year ended December 31, 2017.
During the year ended December 30, 2018, the Company ceased operations of seven print publications and six printing operations as part of ongoing cost reduction programs. As a result, the Company recognized an impairment charge related to retired equipment of $0.5 million and intangibles of $0.6 million and accelerated depreciation of $3.6 million during the year ended December 30, 2018.
Dispositions
On June 2, 2017, we completed the sale of the Mail Tribune, located in Medford, Oregon, for approximately $14.7 million, including working capital.  As a result, a pre-tax gain of approximately $5.4 million, net of selling expenses, is included in net (gain) loss on sale or disposal of assets on the Consolidated Statement of Operations and Comprehensive Income (Loss) during the year ended December 31, 2017.
On February 27, 2018, the Company sold a parcel of land and a building located in Framingham, Massachusetts for a sale price of $9.3 million and recognized a pre-tax gain of approximately $3.3 million, net of selling expenses, which is included in net (gain) loss on sale or disposal of assets on the Consolidated Statement of Operations and Comprehensive Income (Loss) during the year ended December 30, 2018.
On May 11, 2018, the Company completed its sale of certain publications and related assets in Alaska for approximately $2.4 million, including working capital. As a result, a nominal pre-tax gain, net of selling expenses, is included in net (gain) loss on sale or disposal of assets on the Consolidated Statement of Operations and Comprehensive Income (Loss) during the year ended December 30, 2018.
Subsequent Events
Dividends
On February 27, 2019, we announced a fourth quarter 2018 cash dividend of $0.38 per share of common stock, par value $0.01 per share, of New Media ("New Media Common Stock" or our "Common Stock"). The dividend will be paid on March 20, 2019, to shareholders of record as of the close of business on March 11, 2019.
Acquisitions
On January 31, 2019, the Company completed its acquisition of substantially all of the publishing and related assets of Schurz Communications, Inc. for $30 million, plus working capital. The acquisition was financed from cash on hand. The acquisition includes ten daily newspapers, nine weekly publications and fourteen other community publications serving areas of Indiana, Maryland, South Dakota and Michigan.
Industry Overview
We operate in what is sometimes referred to as the “hyper-local” or community news markets within the media industry. Media companies that serve this segment provide highly-focused local content and advertising that is generally unique to each market they serve and is not readily obtainable from other sources. Local publications include community newspapers, websites, shoppers, traders, real estate guides, special interest magazines and directories. Due to the unique local nature of their content and audience, community publications compete for advertising customers with other forms of traditional media, including direct mail, directories, radio, television, and outdoor advertising. They also compete with new local and national digital and social media businesses for advertising and digital and business services customers. We believe that local print and online publications in smaller markets are the most effective medium for local retail advertising, which emphasizes the price of goods in an effort to move inventory on a regular basis, in contrast to radio, broadcast and cable, television, and the internet, which are generally used for image or branding advertising. In addition, we believe local print and online publications generally have the highest local audience penetration rates, which allows local advertisers to get their message to a large portion of the local audience. Finally, national digital competitors tend to have no local in-market sales presence, which we believe gives the local community publications an advantage when selling these types of products and services.
Locally-focused media in small and mid-size communities is distinct from national and urban media delivered through outlets such as television, radio, metropolitan and national newspapers and the internet. Larger media outlets tend to offer broad based information to a geographically-scattered audience, which tends to be more of a commodity. In contrast, locally-focused media delivers a highly-focused product that is often the only source of local news and information in the market it serves. Our segment of the media industry is also characterized by high barriers to entry, both economic and social. Small and mid-size communities can generally only sustain one newspaper. Moreover, the brand value associated with long-term reader and advertiser loyalty and the high start-up costs associated with developing and distributing content and selling advertisements help to limit competition.
We also believe there is a growing need among SMBs to be able to generate leads and interact with consumers across all digital platforms -- including websites, mobile sites, mobile and tablet applications, and social media. These local business owners and managers lack the time, expertise and resources to capitalize on the potential of these consumer-reaching channels. National competitors in this category do not generally have a local in-market presence. Newly-formed competitors lack a known and credible brand name and generally do not have a local in-market presence. We believe this represents a substantial opportunity for our local media business.
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
Digital Media
The time spent online and on mobile devices each day by media consumers continues to grow, and newspaper websites offer a wide variety of content providing comprehensive, in-depth and up-to-the-minute coverage of news and current events. The ability to generate, publish and archive more news and information than most other sources has allowed newspapers to produce some of the most visited sites on the internet.
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
The opportunity created by the digital extension of the core audience makes local digital advertising an attractive complement for existing print advertisers, while opening up opportunities to attract new local advertisers that have not previously advertised with local publications. In addition, we believe that national advertisers have an interest in reaching buyers on a hyper-local level and, although they historically have not been significant advertisers in community publications, we believe that digital media offers them a powerful medium to reach local audiences. We seek to attract national advertisers in part through our behavioral-targeting products, which allow advertisers to reach specific demographics of our audience and follow that audience across multiple websites, delivering advertisements across the platforms. As a digital marketing services businesses, we are poised to benefit from the rise in internet marketing spend, which grew 21% between 2016 and 2017, and 315% between 2007 and 2018, according to the 2017 IAB Internet Advertising Revenue Report issued in May 2018.
We believe that a strong digital business will enhance our revenues. In addition, we believe that we have the expertise and sales resources to help other businesses maximize their digital opportunities. UpCurve, which we started in order to focus on helping SMBs adopt technology solutions, has grown its digital and business services revenue derived from advertising, marketing, and other revenue since the launch of ThriveHive in 2012. New Media’s digital and business services revenue was $179.2 million for the year ended December 30, 2018, a 25.0% growth as compared with the same period in 2017, which had digital and business services revenue of $143.4 million. Of this, $95.8 million, or 53.5% of digital revenue for the year ended December 30, 2018 was attributable to UpCurve. See “Risk Factors—Risks Related to Our Business—We have invested in UpCurve, but such investments may not be successful, which could adversely affect our results of operations.”
We anticipate that the digital marketing and business services sector will continue to grow as SMBs move from print to digital marketing in connection with consumers spending more time online. According to a BIA Advisory Services, digital revenues are expected to grow to $59.6 billion in 2019. We believe that UpCurve is well positioned to assist SMBs in the digital space and expect UpCurve to contribute meaningfully to future revenue growth.
Circulation
Overall daily newspaper print circulation, including national and urban newspapers, has been declining over the past several years. Small and mid-size local market newspapers, however, have generally had smaller declines and more stability in their paid print circulation volumes due to the relevant and unique hyper-local news they produce combined with less competition than in larger markets. In addition, we believe this unique and valuable hyper-local content, along with the multiple delivery platforms that are now available, will allow smaller market newspapers to continue to raise prices, leading to stable circulation revenues. Data and technology now available to newspaper companies allow them to target pricing more at the household level rather than purely by market. This will lead to more effective pricing strategies and enhance stability for circulation revenues.
Our Strengths
High Quality Assets with Leading Local Businesses. Our publications benefit from a long history in the communities we serve as one of the leading, and often, the sole providers of comprehensive local content. More than 88% of our daily newspapers have been published for more than 100 years, and all have been published for more than 50 years. This has resulted in brand recognition for our publications, reader loyalty and high local audience penetration rates, which are highly valued by local advertisers. We continue to build on long-standing relationships with local advertisers and our in-depth knowledge of the consumers in our local markets. We believe our local news content is unique and highly valued by consumers who live in our markets, and there are limited, and in some cases no competing sources of local content for our target customers.
Large Locally Focused Sales Force. We have large and well known “in-market” local sales forces in the markets we serve, consisting of over 1,160 sales representatives, including 61 dedicated to UpCurve and seven third-party sales affiliations. Our sales forces are generally among the largest locally-oriented media sales forces in their respective communities. We have long-standing relationships with many local businesses and have the ability to be face to face with most local businesses due to these unique characteristics we enjoy. We believe our strong brands combined with our “in-market” presence give us a distinct advantage in selling and growing in the digital services sector given the complex nature of these products. We also believe that these qualities provide leverage for our sales force to grow additional future revenue streams in our markets, particularly in the digital sector.
Ability to Acquire and Integrate New Assets. We have created a national platform for consolidating local media businesses and have demonstrated an ability to successfully identify, acquire and integrate local media asset acquisitions. Together with our predecessor, we have acquired over $2.7 billion of assets since 2006, including traditional newspaper, business publication, business services and directory businesses. We have a scalable infrastructure and platform to leverage for future acquisitions.
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
Local Business Profile Generates Significant Cash Flow. Our local business profile allows us to generate significant recurring cash flow due to our diversified revenue base and high operating profit margins while maintaining our low capital expenditure and working capital requirements. As of December 30, 2018, our debt structure consists of the New Media Credit Agreement and Advantage Credit Agreement (as defined below). We believe that we have the ability to generate significant free cash flow that has the potential to lead to stockholder value creation through our investments in organic growth, investments in accretive acquisitions and the return of cash to stockholders in the form of dividends, subject to satisfactory financial performance, approval by our Board of Directors and dividend restrictions in the New Media Credit Agreement. We further believe the strong cash flows generated and available to be invested will lead to consistent future dividend growth.
Experienced Management Team. Our senior management team is made up of executives who have an average of over 27 years of experience in the media industry, including strong traditional and digital media expertise. Our management team has broad industry experience with regard to both growing new digital and business services lines and identifying and integrating strategic acquisitions. Our management team also has key strengths in managing geographically dispersed teams, including the sales force, and identifying and centralizing duplicate functions across businesses leading to reduced core infrastructure costs.
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
A key component of our strategy is to acquire and operate traditional local media businesses and transform them from print-centric operations to dynamic multi-media operations through our existing online advertising, guided marketing and business solutions. We will also leverage our existing platform to operate these businesses more efficiently. We believe all of these initiatives will lead to revenue and cash flow growth for New Media. We intend to distribute a portion of our free cash flow generated from operations and other sources as a dividend to stockholders, through a quarterly dividend, subject to satisfactory financial performance, approval by our Board of Directors and dividend restrictions in the New Media Credit Agreement. The Board of Directors’ determinations regarding dividends will depend on a variety of factors, including the Company’s GAAP net income, free cash flow generated from operations or other sources, liquidity position and potential alternative uses of cash, such as acquisitions, as well as economic conditions and expected future financial results. The key elements of our strategy include:

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
Grow Our Digital Marketing and Business Services. We plan to continue to scale and expand our guided marketing and business solutions platform, UpCurve. We believe UpCurve will allow us to sell guided marketing and business solutions to SMBs both in and outside of existing New Media markets. The SMB demand for digital and business service solutions is great and represents a rapidly expanding opportunity. According to the U.S. Small Business Administration, in 2015 there were approximately 30.2 million SMBs in the U.S. and, according to a BIA Advisory Services, digital revenues are expected to grow to $59.6 billion in 2019. Owners of SMBs often lack the resources and expertise to navigate the digital marketing services sector, with 29% of SMBs not having a website, and 17% of SMBs with websites do not have a mobile-friendly website according to Clutch’s 2017 Small Business Survey. We believe local SMBs will turn to our trusted local media brands to help them navigate through developing their digital marketing presence and business strategy. We believe our local media properties and local sales infrastructure gives us a distinct advantage to being the leading local provider of digital marketing and business services.
Pursue Strategic Accretive Acquisitions. We intend to capitalize on the highly fragmented and distressed local print industries which have greatly reduced valuation levels. We continue to expect to focus our investments primarily in the local newspaper sector in small to mid-size markets. We believe we have a strong operational platform as well as scalable digital marketing and business services. This platform, along with our deep industry-specific knowledge and our experienced management team, can be leveraged to reduce costs, stabilize the core business and grow digital revenues at acquired properties. The size and fragmentation of the addressable print media market place in the United States, the greatly reduced valuation levels that exist in these industries, and our deep experience make this an attractive place for our initial consolidation focus and capital allocation. Over the longer term we also believe there may be opportunity to diversify and acquire these types of assets internationally, as well as other traditional local media assets such as broadcast TV, out of home advertising (billboards) and radio, in the United States and internationally. We also believe there may be opportunities to acquire other strong businesses that have strong local brands and local sales infrastructure or digital product companies, both of which could quickly scale our digital marketing and business services platform.
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
Overview of Operations
Our traditional media products operate in two publication groups: Newspapers and BridgeTower. We also operate over 581 related websites. The following circulation statistics are estimated by our management as of December 30, 2018.
The following table sets forth information regarding our publications:

	Number of Publications			Circulation (1)
Operating Group	Dailies	Weeklies	Shoppers and Other	Paid	Free	Total Circulation
Newspapers	146	323	132	1,845,503	4,608,394	6,453,897
BridgeTower	11	22	44	150,584	207,466	358,050
Total	157	345	176	1,996,087	4,815,860	6,811,947

(1)	Circulation statistics are estimated by our management as of December 30, 2018.
Newspapers. In the Northeast, a plethora of award-winning print and digital publications are published in Massachusetts, New Hampshire and Maine. This group is comprised of 12 daily newspapers, 115 weekly newspapers, five shoppers and over

178 local and regional websites as well as direct mail, distribution and commercial printing operations. This publishing group operates in five key regions - New England Publishing Group, Cape Cod Media Group, SouthCoast Media Group, Seacoast Media Group and Worcester, Massachusetts.
New England Publishing Group includes six daily newspapers and a large concentration of weekly newspapers, serving 108 communities in markets across eastern Massachusetts. The three largest daily newspapers are: The Patriot Ledger, founded in 1837 with circulation of 13,063, The Enterprise, founded in 1880 with circulation of 7,130 and the MetroWest Daily News, founded in 1897 with circulation of 6,769. The New England Publishing Group has 165 websites, with more than 4.1 million combined monthly unique visitors.
Many of the towns within the New England Publishing Group footprint were founded in the 1600s and the daily and weekly newspapers in the region have long been institutions within these communities. The publications are within the Boston designated market area “DMA”, which is the ninth largest market in the United States with 2.6 million households and 6.6 million people and ranks first nationally in concentration of colleges and universities. The Boston DMA has a median income of over $85,000, 10% over the state-wide median income and 1.4 times more than the national median income.
Cape Cod Media Group’s flagship publication is the Cape Cod Times. The Cape Cod Times, with a daily circulation of 19,925 is the premier daily and Sunday local paper on Cape Cod. The Barnstable Patriot, the group’s one paid weekly newspaper, has a circulation of 1,323. The Cape Cod Times also has a successful website, capecodtimes.com, with over 3.9 million monthly page views and 859,000 monthly unique visitors. The Cape Cod Times newsroom was recently recognized by Editor & Publisher in its “10 Newspapers That Do It Right” feature for successfully balancing both tradition and innovation in its community journalism endeavors. The Cape Cod Times newspaper was also named a 2018 EPPY Awards finalist in four categories.
Southcoast Media Group publishes one paid newspaper, four weekly newspapers and two shoppers. The group’s daily newspaper, The Standard-Times, has a daily circulation of 9,617 and is the premier daily and Sunday local paper in the New Bedford, Massachusetts area. The paid weeklies, the Spectator, the Chronicle, the Middleboro Gazette and the Advocate, have weekly circulations of 1,946, 7,812, 1,599 and 275, respectively.
Seacoast Media Group publishes two daily and five weekly newspapers. The flagship publication of Seacoast Media Group is the Portsmouth Herald. The Portsmouth Herald, with a daily circulation of 6,202, is the premier daily and Sunday local paper in coastal New Hampshire. The Hampton Union and the Exeter News-Letter are weeklies with circulations of 1,312 and 1,505, respectively. The York County Coast Star and the York Weekly in southern Maine have weekly circulations of 1,947 and 1,189, respectively. In addition, the group publishes Foster’s Daily Democrat with circulation of 5,389. Seacoast Sunday is a regional Sunday newspaper for the entire market with circulation of 14,125 and is the second largest Sunday paper in New Hampshire. EDGERadio, a streaming local news and entertainment radio station is produced from the Portsmouth Herald.
In Worcester, Massachusetts, the Telegram & Gazette has been the premier daily newspaper in Central Massachusetts since 1866. Iconic in its journalistic excellence, the Telegram & Gazette was named “2018 Sunday Newspaper of the Year” by New England Newspaper & Press Association. The Telegram & Gazette, with daily circulation of 25,073 and its website, telegram.com, covers all of Worcester county, as well as surrounding areas including editorial coverage and distribution in over 60 towns, which represents over 20% of the towns in the state of Massachusetts and receives more than 8.6 million monthly page views. Coverage is in the primary market of Worcester County with secondary focus in Middlesex and Hampden counties. In addition, The Item, covering Clinton, Lancaster, Sterling, Bolton, Berlin and Boylston, was founded in July 1893, more than 120 years ago.
Also in Worcester, Holden Landmark publications include Worcester Magazine, The Landmark, baystateparent magazine, The Grafton News, The Millbury-Sutton Chronicle and the Leominster Champion.  All are published weekly except for baystateparent, which is a monthly publication. The publications are known for consistently producing award-winning community journalism as well as covering stories across the globe that impact the local community.
The Gardner News, with daily newspaper circulation of 3,027, serves seven cities and towns in northwest Worcester County, Massachusetts. In addition to the city of Gardner, where it is headquartered, it also covers the rural towns of Ashburnham, Hubbardston, Phillipston, Templeton, Westminster and Winchendon, Massachusetts. The Gardner News was founded in 1869 as a weekly newspaper and went to a daily format in 1897. This year The Gardner News will celebrate its 150th year of publishing.
In Providence, Rhode Island, the Pulitzer Prize winning publication The Providence Journal, publishes one paid daily newspaper and one shopper. The Providence Journal is the preeminent watch-dog newspaper in the state of Rhode Island and the oldest continuously-published daily newspaper in the United States. Its market includes all of Rhode Island as well as seven cities and towns in Bristol County, Massachusetts with a daily circulation of 47,313, with a 51% reach in print and online. In

2018, The Providence Journal was awarded the First Amendment Award from the New England Newspaper & Press Association and The Metcalf Award for Diversity in the Media from Rhode Island for Community & Justice. Its website, providencejournal.com, offers an online source for award-winning journalism, sports, lifestyles, entertainment, editorials and more and has monthly page views of over 5.2 million and unique visitors over 1.3 million.
The Newport Media Group publishes the 171 year old The Newport Daily News with daily circulation of 5,393 along with a weekly publication and several magazine and tourism mastheads. Newport is home to the U.S. Navy War College and attracts over 3.5 million visitors annually.
The Nantucket Island Media Group publishes The Inquirer and Mirror and is the weekly newspaper of record for Nantucket Island. With a weekly circulation of 5,372, it has the largest circulation of any island newspaper and high quality Nantucket magazine with readership far beyond the island. The newspapers' website, ack.net, receives over 472,000 monthly page views.
The Bulletin in Norwich, Connecticut has a daily circulation of 6,560. This eastern Connecticut market differs from the nation and New England markedly, with primary economic drivers of casinos, military submarine manufacturing and pharmaceutical research. Major industrial employers in the region include General Dynamics, Pfizer, Dow Chemical, Dominion Resources and the United States Navy.
Central New York is anchored by the Observer-Dispatch in Utica, New York, which has circulation of 17,123 daily and 21,444 Sunday subscribers. In addition to the Observer-Dispatch, the Utica operation has another daily called the Times-Telegram with a daily circulation of 2,065 covering the towns of Herkimer and Little Falls. Along with the dailies are two weeklies; Mid-York Weekly in Hamilton and Scene which distributes to 37,568 households in Utica. Utica has websites with over 3.1 million combined monthly page views and also has the weekly shopper Your Valley, which distributes to 10,000 homes in Herkimer County.
Eleven publications are published in suburban Rochester that span four counties with a combined circulation of 99,606. This touristic market is known for boutique wineries and recreational activities. The flagship of the suburban Rochester group is the 5,779 circulation Daily Messenger in Canandaigua.
In southwestern New York, operations are centered around five publications based in Steuben County. In Corning, The Leader, a 3,626 circulation daily newspaper, dominates the eastern half of the county and shares its hometown namesake with Corning Incorporated. The Evening Tribune in Hornell circulates five days a week throughout the western half of the county. Situated directly between these two dailies in the county seat of Bath is the 11,130 circulation Steuben Courier, a free-distribution weekly. The Pennysaver Plus, a standalone shopper, solidifies this flagship group.
Three other New York counties that surround Steuben support the print advertising market. Publications in Allegany County to the west, the Wellsville Daily Reporter and its shopper, the Pennysaver Plus in Wellsville, cover most households. In Livingston County to the north, the Pennysaver Plus and the Genesee Country Express complement one another with combined circulation of 23,210. In Yates County to the north and east, The Chronicle-Express and Chronicle Ad-Visor shopper distribute weekly to nearly 12,925 households centered around the county seat of Penn Yan.
In nearby Chemung County, the 14,867 circulation Horseheads Shopper anchors our presence in this area. The majority of the southwestern New York cluster parallels Interstate 86 across the central southern tier of New York State, which benefits from continued improvement and expansion under an omnibus federal highway appropriations bill. The cluster has several colleges and universities nearby, including Cornell University, Ithaca College, Elmira College and Corning Community College.
In the Mid-Atlantic, the Hudson Valley Media Group publishes one daily, two free weekly newspapers and one shopper. The flagship publication of the Hudson Valley Media Group is the Times Herald-Record. With a daily circulation of 20,409, the Times Herald-Record is the premier daily newspaper serving Orange, Ulster and Sullivan counties in New York and Pike County, Pennsylvania. The newspaper’s successful website, recordonline.com, receives monthly page views of over 5.2 million and in 2018, the website received more than 71.5 million page views. The Hudson Valley Media group’s commercial print division publishes 120 weekly, bi-weekly and monthly publications. They are endorsed by both New York and New Jersey Newspaper Publisher Association groups. Hudson Valley Media also produces Orange Magazine, a perfect bound glossy magazine, as well as 845 Today and Living Here premium publications. The Times Herald-Record won eight awards in the 2017 New York State Associated Press Association contest.
The Pocono Mountains Media Group publishes one paid daily, one free weekly newspaper and one shopper. The flagship publication of the Pocono Mountains Media Group is the Pocono Record. The Pocono Record is the premier daily and Sunday local paper in the Pocono Mountains area, with 4,544 daily circulation and 6,989 Sunday circulation.

In Delaware, the group publishes six weekly newspapers and various specialty papers that cover most of the state of Delaware and range from suburban Wilmington in the north to Central Sussex County at the southern end of the state. Circulation for the cluster is primarily free and totals approximately 36,770 weekly.
The Honesdale cluster, approximately 30 miles from Scranton, Pennsylvania, consists of six publications in the cities of Honesdale, Carbondale, Moscow and Hawley, Pennsylvania. The cluster was created from the daily and shopper operations in Honesdale and later supplemented by the acquisition of one bi-weekly and one shopper in Hawley as well as one weekly in Carbondale and another in Moscow.
The group in the Mid-Atlantic also includes newspaper and digital media properties located in the Philadelphia and Beaver County, Pennsylvania markets. The Philadelphia cluster includes the Bucks County Courier Times, with daily circulation of 15,299, The Intelligencer, with daily circulation of 11,858 and the Burlington County Times in New Jersey, with daily circulation of 10,272. Print and online penetration for this Philadelphia media cluster reaches 41% of the markets they serve. In 2018, the Bucks County Courier Times won the overall General Excellence Award in the Pennsylvania Newspaper of the Year Awards for publications with circulation between 20,000 - 39,999 and finished in second place statewide in the overall contest. The Burlington County Times won the state's General Excellence Award for circulation under 23,000 for the seventh consecutive year in the New Jersey Press Association.
The Beaver County, Pennsylvania newspapers consist of the Beaver County Times and the Elwood City Ledger, with combined daily circulation of 13,097. These two media properties are the primary news source by reaching 55% of the market with their print and digital products. In 2018, the Beaver County Times won top honors in its division of the Pennsylvania NewsMedia Association’s ("PNA")Keystone Press Awards for the third consecutive year. In the fall of 2018, PNA announced that the Beaver County Times won first place in its division for Best Use of Video for its 13-part series, “Notorious Beaver County,” on the county’s only known serial killer.
Pennsylvania and West Virginia operate a cluster of dailies in Erie and Waynesboro, Pennsylvania and Keyser, West Virginia plus two weeklies in Ripley, West Virginia, one weekly in Greencastle, Pennsylvania and one shopper in Keyser, West Virginia. The Erie Times-News in Erie, Pennsylvania has circulation of 29,557 daily and 38,248 Sunday. The Erie Times-News operates one daily newspaper covering Erie, Crawford and Warren counties and operates goerie.com, which has over 583,000 million unique visitors a month and over 3.4 million page views.
In Petersburg, Virginia the daily publication is The Progress-Index, with daily circulation of 4,950, which covers the three cities of Petersburg, Colonial Heights and Hopewell, along with the counties of Chesterfield, Dinwiddie and Prince George. In addition to the daily newspaper and its website The Progress-Index also publishes the Herald-Post, a twice-weekly paid newspaper, The Fort Lee Traveller, a free weekly military newspaper, Mid-Virginia Trader, a paid weekly classified shopper and Virginia Wheels, a free bi-weekly auto magazine.
The North Carolina cluster publishes eleven daily newspapers, seven weekly newspapers and three shoppers. North Carolina newspapers earned a total of 107 North Carolina Press Association journalism awards including five General Excellence honors. In western North Carolina, the Times-News in Hendersonville has daily circulation of 6,217. The Piedmont newspapers include The Star in Shelby, with daily circulation of 4,378, and The Gaston Gazette in Gastonia, with daily circulation of 9,883. Central North Carolina newspapers include The Dispatch in Lexington, publishing six days per week with daily circulation of 4,032, Times-News in Burlington, with daily circulation of 9,387, The Courier Tribune in Asheboro, publishing six days per week with daily circulation of 5,789, The Fayetteville Observer in Fayetteville, with daily circulation of 19,427, as well as three weekly publications and two shoppers with combined circulation of 69,882 and 82,596, respectively. Coastal publications in North Carolina include The Free Press in Kinston, with daily circulation of 4,002, Sun Journal in New Bern, with daily circulation of 7,560, The Daily News in Jacksonville, with daily circulation of 7,550 and Star News in Wilmington, with daily circulation of 20,088. The Star News was named a 2018 “10 Newspapers That Do It Right” by Editor & Publisher.
In South Carolina, the Spartanburg Herald-Journal has a daily circulation of 13,739. Spartanburg is the largest city and the county seat of Spartanburg County. The Herald-Journal’s primary distribution area is Spartanburg and Union counties. In 2018 the Spartanburg Herald-Journal was honored with 35 awards in the annual South Carolina Press Association contest, including nine first-place awards which included awards for General Excellence, Breaking News and In-Depth News categories. The newspaper’s website, goupstate.com won second place in the Best Newspaper Website category.
Bluffton Today, a twice weekly free newspaper and blufftontoday.com serve the residents of one of the fastest growing communities in South Carolina. Situated adjacent to Hilton Head Island, Bluffton Today, with a weekly circulation of 11,600, was founded in 2005. The Sun Today, an edition of Bluffton Today, serves the highly sought readers of Sun City Hilton Head and is delivered to 6,900 households every Wednesday. The Jasper County Sun-Times, a weekly with a circulation of more than 4,900, is delivered free to residents of Jasper County, South Carolina on Wednesdays.

In Georgia, The Augusta Chronicle, founded in 1785, is the oldest daily newspaper in the South. The Augusta Chronicle, with 17,238 daily circulation and 19,351 Sunday circulation, has extensive coverage of the elite the Masters® Golf Tournament and leverages its website augusta.com throughout the event. The Chronicle earned 13 Georgia Press Association awards in 2017. The market is unique by its diversity of industries, including being recently named the national cyber defense center for the United States, a development that will bring an influx of highly-educated people.
The Savannah Morning News in Georgia, with 16,959 daily circulation and 19,284 Sunday circulation, along with savannahnow.com earned more than 40 Georgia Press Association awards, of which 14 were first-place awards for advertising. The Morning News has evolved into a multi-platform media company with multiple weekly and monthly publications along with a strong stable of events and digital solutions. Its website attracts over 5.2 million page views and 559,000 unique visitors each month.
The Athens Banner-Herald, founded in 1832, can trace its roots back as one of Georgia's oldest newspapers. Athens is home to the University of Georgia and the Georgia Bulldogs. The Banner-Herald boasts a long tradition of award-winning news and sports coverage including winning the GPA General Excellence award multiple times in the past decade. The Banner-Herald has a daily circulation of 5,393 and 7,896 on Sundays. The newspaper's website, onlineathens.com, has nearly 453,000 unique visitors monthly resulting in more than 3.1 million page views each month.
In Florida, a cluster of 13 daily newspapers and numerous weekly newspapers and shoppers are published. On the West Coast of Florida serving Sarasota and Manatee counties is the two-time Pulitzer Prize winning Herald-Tribune with Sunday circulation of 52,148, which operates a family of digital products anchored by the successful heraldtribune.com website that receives monthly page views of over 4.5 million and unique visitors of over 1.0 million. In 2018, “One War. Two Races” was recognized with SPJ’s Sigma Delta Chi Award in investigative reporting, Green Eyeshade award for best journalism in the Southeast United States and was a finalist for the Hillman Prize, among others. The Herald-Tribune newsroom won dozens of other awards. In 2018, the newspaper also won two EPPY Awards from Editor & Publisher and, for the fourth year in a row, was honorably mentioned as one of the year’s “10 Newspapers That Do It Right.
In Central Florida is the two-time Pulitzer Prize winning daily publication, The Gainesville Sun, with Sunday circulation of 17,207, monthly page views of 5.1 million and 603,414 monthly unique users. The Gainesville Sun received 11 state journalism awards in 2018. The Gainesville Sun also produces gatorsports.com, the University of Florida athletics free website which has over 1.8 million monthly page views and 245,448 monthly unique users. To the south of Gainesville in the middle of Marion County is the daily publication, Ocala Star Banner, with daily circulation of 14,626. The Ocala Star Banner also publishes a successful website ocala.com which receives monthly page views of over 6.6 million and monthly unique visitors of over 695,831. The Ocala Star Banner won 6 state awards for journalism in 2018.
Also in Central Florida, the Leesburg publication, the Daily Commercial, with its Sunday circulation of 8,513, monthly page views of over 858,000 and 184,000 unique visitors, covers a region known for seaplanes, upscale retirement living and rural small towns. Located in an area contiguous to Orlando, the Daily Commercial also publishes a weekly newspaper, South Lake Press and its website dailycommercial.com.
The Ledger in Lakeland has Sunday circulation of 27,163 and operates a robust commercial print operation generating millions of dollars a year printing such titles as the Orlando Sentinel, New York Times, Wall Street Journal and USA TODAY. The Ledger’s website, theledger.com, receives over 8.4 million monthly page views and over 981,000 monthly unique visitors. The Ledger is a proud member of Newspapers in Education for all public and charter schools throughout Polk County. The Ledger serves the third largest county in the State of Florida.
The Florida Times-Union in Jacksonville has a Sunday circulation of 46,988 and publishes in two of the fastest growing counties in Florida, St. Johns County and Duval County. Its website jacksonville.com, has more than 5.8 million page views per month and 901,000 unique visitors monthly. The Florida Chapter of the Society of Professional Journalists and the Florida Society of News Editors bestowed The Florida Times-Union with 17 awards in 2018. The “Walking While Black” series won numerous national awards including the Columbia Journalism School’s Paul Tobenkin Memorial Award.
South of Jacksonville is the St. Augustine Record, which publishes in fast-growing St. Johns County. The Record has a Sunday circulation of 9,908, operates the website staugustine.com and receives monthly page views of over 1.0 million and over 290,000 monthly unique visitors.
Daytona Beach’s daily publication, The Daytona Beach News-Journal serves Volusia and Flagler counties with a Sunday circulation of 46,173. The Daytona Beach News-Journal publishes four shoppers with a total combined circulation of 176,468 and operates a successful website news-journalonline.com that receives monthly page views of over 6.7 million and over 975,000 monthly unique visitors. In 2018 The Daytona Beach News-Journal won nine first place and 25 total awards by the Florida Press Club’s Excellence in journalism competitions.

Two east coast publications were acquired in 2018 in Palm Beach County: The Palm Beach Post and the Palm Beach Daily News. The Palm Beach Post has been the dominant news source for Palm Beach County and southern Martin County for 103 years. The Palm Beach Post has Sunday circulation of 80,227 and its related website palmbeachpost.com receives monthly page views of over 14,862,187 and over 1,973,468 monthly unique visitors. In 2018 The Palm Beach Post won Investigative Reporters and Editors Awards, Green Eyeshade Awards, Anthony Shadid Award for Journalism Ethics and the Association of Health Care Journalists. The Palm Beach Daily News has covered one of America's wealthiest communities, the island of Palm Beach, for 121 years, having been founded to serve the titans of the Gilded Age, who made Palm Beach the nation’s premier winter-resort destination. The Palm Beach Daily News, more commonly known as the “Shiny Sheet’’ because of its high-grade paper stock, covers the exclusive and luxurious island of Palm Beach, home of President Donald Trump’s Mar-a-Lago resort and where the median income is $34 million. The Shiny Sheet is printed daily from October to May and twice weekly during the summer. It also has a related website, palmbeachdailynews.com, which receives monthly page views of over 1.3 million and over 205,000 monthly unique visitors.
In the northwest Florida Panhandle, publications include two dailies and eight weeklies across a ten-county area stretching from Franklin in the east to Santa Rosa in the west and north to the state line. The daily in the east, the Panama City News Herald, has a Sunday circulation of 10,468 and operates the website newsherald.com, which receives over 2.8 million monthly page views and over 494,000 monthly unique visitors. To the west in Fort Walton Beach, the Northwest Florida Daily News, has a Sunday circulation of 14,376 and operates the website nwfdailynews.com, which receives monthly page views of over 7.3 million and 739,000 monthly unique visitors. The Northwest Florida Daily News also operates the successful and growing destination websites destin.com and emeraldcoast.com.
In Tennessee, The Columbia Daily Herald in Columbia has a daily circulation of 6,933 and publishes six days a week (Sunday through Friday). The Columbia Daily Herald earned eleven Tennessee Press Association awards in 2018 including a first place award for Best News Reporting for the Elizabeth Thomas kidnapping case. The Columbia Daily Herald serves Maury County, Tennessee and the surrounding Middle Tennessee region and also publishes one weekly newspaper and one shopper. The Oak Ridger in Oak Ridge, Tennessee has a daily circulation of 2,481 and serves Anderson County, Tennessee.
In Alabama, the two-time Pulitzer Prize-winning daily publication, The Tuscaloosa News, has Sunday circulation of 14,208 and a successful website, tuscaloosanews.com, that averages 3.7 million page views and 1,067,433 unique users per month. The Tuscaloosa News also publishes tidesports.com, a website focusing on University of Alabama athletics. In 2018, The Tuscaloosa News won first place for general excellence and 34 awards overall in the Alabama Press Association newspaper contest and 33 awards in the Alabama Associated Press Media Editors newspaper contest. The Tuscaloosa News also won the Grand Slam--top 10 in daily sections, special sections, Sunday sections and website--in the Associated Press Sports Editors contest. With Sunday circulation of 7,384, The Gadsden Times is the oldest continually operating business in Etowah County, with monthly page views over 2.7 million and 184,000 monthly unique visitors.
The Illinois Publishing group, with major daily newspapers in Rockford, Peoria and the state capital of Springfield, is the largest publishing company in Illinois. Its 14 paid daily newspapers, 14 paid weekly newspapers and 16 shoppers provide coverage across the state, which is supported by four print production facilities.
In Louisiana, the operating cluster in the southwestern part of the state is located between Lake Charles and Alexandria. This cluster consists of two publications, Leesville Daily Leader and Beauregard Daily News. Local employers include major manufacturers such as Alcoa, Firestone, International Paper and Proctor & Gamble and the army post, Fort Sill. The Baton Rouge cluster in southeastern Louisiana consists of two dailies, the Houma Courier and the Thibodaux Daily Comet, four weeklies in Donaldsonville, Gonzales and Plaquemine and three shoppers. Numerous petrochemical companies such as BASF, Exxon Mobil and Dow Chemical, plus universities including Louisiana State, support the local economies. In Northeast Louisiana we have the Bastrop Daily Enterprise. Bastrop is managed by the Arkansas operations as it sits right on the border of Louisiana, Mississippi and Arkansas.
In Fort Smith, Arkansas the Southwest Times-Record has been a primary news source in northwest Arkansas for over a century with a daily circulation of 13,297. The Southwest Times Record digital platform extends the newspaper’s reach to consumers nationwide through its website swtimes.com with monthly page views of over 914,000. The Southwest Times Record also publishes six weekly newspapers and a shopper and principally serves Sebastian and Crawford counties in Arkansas and Le Flore and Sequoyah counties in Oklahoma with the largest metropolitan area served being Fort Smith, Arkansas. In Southeast Arkansas is our award-winning newspaper The Pine Bluff Commercial, which serves as the primary source of news in central and southeast Arkansas with daily circulation of 4,487. The Pine Bluff Commercial also reaches its readers through a successful website, pbcommercial.com which has monthly page views of over 325,000. The Log Cabin Democrat serves the vibrant community of Conway, Arkansas and the surrounding area.

In Oklahoma, The Oklahoman daily newspaper was acquired in 2018. With a circulation of 106,905 on Sunday and average daily circulation of 100,655, The Oklahoman is the state’s leading news organization. It has two websites, newsok.com and oklahoman.com. Unique visitors top 2.5 million monthly. The Oklahoman also operates a digital marketing services company, BigWing and a full service direct mail company, Oklahoman Direct. Located in the state Capitol of Oklahoma City, the newsroom covers state government and agencies with their full suite of news products including print, web, video and podcasts. In 2018 The Oklahoman won numerous awards including the Great Plains Journalism Awards Contest, Best Website Design, Best Sports Blog and Sports Column; best in Sports Action Photography and Spot News Photography. The Oklahoman Sports department was a “triple crown” winner at the annual Associated Press Sports Editors Awards. Four magazines, The OK, are published throughout the year along with a Readers’ Choice awards publication.
To the west in Oklahoma, is the Examiner-Enterprise in Bartlesville, which is one of the state’s largest daily newspaper with circulation of 4,152. The Examiner-Enterprise is an award-winning publication with awards including Oklahoma Press Association recognition for website, editorials, photography and news coverage. The Examiner-Enterprise also publishes one weekly newspaper and one shopper. Having once been home to Phillips Petroleum Company, the town tourism offers a yearly OK Mozart festival featuring classical, jazz, light opera as well as tours of the old Phillips home, including a wildlife preserve. Located outside Oklahoma City The Shawnee News-Star with a circulation of 5,263 is known for having one of the best editorial pages in the state as they have won numerous Oklahoma Press Association awards in 2018.
The Daily Ardmoreite, Oklahoma is located in southern part of the state north of the Texas border, in Ardmore, Oklahoma with a circulation of 3,804. The market is home to a 1,900 employee Michelin plant and boasts a strong oil and gas economy that serves as a region for shopping hubs as the town sits directly in the middle between Dallas and Oklahoma City.
Texas is served with 35 publications (five daily, 17 weekly newspapers and 13 shoppers). The group consists of three distinct operations, including The Lubbock Avalanche and Amarillo Daily News and associated publications, a collection of small-market dailies and companion publications in central Texas. A well-established shopper group serving the growing cities of the Rio Grande Valley in south Texas is also published.
Acquired in 2018, the Austin American-Statesman is centered in Austin and is the top newspaper company in Central Texas, spanning 19 counties, with brands such as the Austin American-Statesman, statesman.com, austin360.com and hookem.com. Austin is the fourth largest population center in Texas and 11th in the U.S. The Austin American-Statesman has a Sunday circulation of over 88,527 and combined web audience that garner more than 18.9 million page views and 2,004,610 unique visitors each month. In 2018, the Austin American-Statesman won an International News Media Association award for Best Idea to Encourage Print Readership or Engagement, won four Lone Star Emmy Awards for videography, was a finalist for General Excellence in the national Online News Association contest, won the Spirit of FOI Award from the Freedom of Information Foundation of Texas and won 23 other statewide awards from Texas Associated Press Managing Editors. The Austin American-Statesman also publishes six weekly newspapers and a shopper. In addition, the Austin American-Statesman operates an award-winning, full service advertising agency - Statesman Studio.
The Herald Democrat, also in Texas, principally serves Grayson County, with the largest metropolitan area served located in Sherman, Texas and has a daily circulation of 9,357. Home to Lake Texoma, this area attracts many outdoor lifestyles and receives over 6 million visitors a year. The Herald Democrat has a growing digital platform with the website heralddemocrat.com which extends the newspaper’s reach to consumers nationwide with monthly page views of over 374,000. The Herald Democrat also publishes three weekly newspapers and two shoppers.
In the Mid-West in Columbus, Ohio, the flagship brand is The Columbus Dispatch with a daily circulation of 84,419 and a Sunday circulation of 120,419.  Other affiliates of Dispatch Media Group include ThisWeek Community Newspapers (a group of 21 weekly community publications) with a weekly distribution of 384,728, Columbus Parent, alive!, ThriveHive/DMG (with more than 21 Central Ohio websites), Columbus Monthly, Columbus CEO, On Target Marketing/TheBAG, and 11 other specialty magazine publications. Through print and digital operations, this group has a paid and free circulation of over 1.2 million in central Ohio and its websites averaged over 10 million page views per month. In 2018, The Columbus Dispatch and The Canton Repository earned first place in the General Excellence category by the Ohio Associated Press Media Editors Association’s annual conference. The (Massillon) Independent earned second place in the General Excellence category for its division.
An additional group of publications primarily in northeast Ohio cover Summit, Stark, Wayne, Portage, Tuscarawas, Holmes, Guernsey and Ashland counties comprising of nine daily newspapers, 14 weekly publications and a collection of monthly, quarterly and annual magazines. The largest of the group, the Akron Beacon Journal, with a daily circulation of 53,936 and Sunday circulation of 65,092, covers Akron, Summit County and some adjoining areas. Beacon Journal and its website, ohio.com, were acquired in 2018. The second largest daily in the group is the Repository in Canton, a 26,824 daily and 37,854 Sunday newspaper that covers the entirety of Stark County. The Massillon Independent is a 4,734 circulation daily that circulates in western Stark County. Covering eastern Stark County is the 4,822 circulation daily, The Alliance Review. The Dover New Philadelphia Times Reporter is a 9,719 daily publication located 40 miles south of Canton in Tuscarawas County. Thirty miles south of Dover is The Daily Jeffersonian, a 4,227 circulation daily located in Cambridge, Ohio, serving Guernsey County. West of Canton, The Daily-Record is a 13,157 circulation daily operating out of Wooster, Ohio, in Wayne County. Covering Ashland County and located in Ashland, Ohio, is the 5,936 circulation daily, The Times-Gazette. The Record-Courier a daily with 9,651 circulation located in Kent, Ohio covering Portage County near Akron. The Suburbanite is a 30,000 weekly publication that circulates in the affluent northern Stark county and southern Summit county area. Rounding out The Suburbanite family is the North Canton Suburbanite and Jackson Suburbanite, weeklies with circulation of 16,500 and 12,500 respectively. Operating out of Kent, Ohio are seven weekly publications, Aurora Advocate, Falls News Press, Stow Sentry, The News Leader, Hudson Hub Times, Twinsburg Bulletin and Talmadge Express, distributing in Portage and Summit counties with a distribution of 82,000. About Magazine is the flagship of a robust magazine division that publishes several monthly, quarterly and annual publications. About Magazine is a lifestyle publication which reaches 35,000 households monthly. The Canton, Ohio, facility also provides commercial print services to the New York Times and several regional publications. Wooster and Dover also have a printing facility with commercial work generating a combined $2.0 million in annual sales. The group in Ohio has very successful websites with 18.0 million combined monthly page views and more than 4.0 million monthly unique visitors. Together, the newspapers and websites dominate their local markets.
Approximately 85 miles to the west of Chicago, Illinois, is the Rockford Register Star, supported by its 18,356 daily and 24,434 Sunday paid circulation base and its TMC product The Weekly that mails over 125,000 copies. The Rockford Register Star operates a successful website, rrstar.com, which receives monthly page views of over 2.7 million.
The Journal (Freeport, IL) Standard is published Tuesday through Sunday. The newspaper’s coverage area includes Carroll, Jo Daviess, Ogle and Stephenson counties. The newspaper has a daily circulation of 4,140 and Sunday of 4,893. The Journal Standard also publishes a website journalstandard.com which receives monthly page views of over 618,000 and monthly unique visitors over 98,000.
The Peoria Journal Star with its paid daily circulation of 31,186 is the leading newspaper in Peoria, Tazewell and Woodford counties and is also distributed in an additional 17 surrounding counties. There are two shoppers, The Marketplace and Pekin Extra, which have a combined weekly circulation of 103,984. The Peoria facility provides print services to our neighboring GateHouse Media publications and commercial printing for Lee Enterprises’ The Pantagraph and The News Gazette in Champaign, Illinois. The market includes manufacturing facilities for Caterpillar and Komatsu and higher education at Bradley University, Illinois Central College and Midstate College. Peoria has a large medical community including OSF Healthcare, UnityPoint Health - Methodist, UnityPoint Health - Proctor, University of Illinois College of Medicine, Children’s Hospital of Illinois and St. Jude Children’s Hospital Midwest Affiliate. The Journal Star website is pjstar.com, with monthly page views of over 4.5 million and monthly unique visitors over 856,000.
Numerous other publications in smaller communities are operated in Western Illinois and Southern Illinois including 39 print publications and more than 20 websites. Total households reached each week by the print publications are over 185,000.
The Springfield State Journal-Register with a paid daily circulation of 18,590 and paid Sunday circulation of 23,925 covers the state capital of Illinois. The paid daily circulation includes a branded edition of 1,201 of the Lincoln Courier. The State Journal-Register also has successful websites with monthly unique visitors of more than 708,000 and page views of more than 3.9 million. In addition to being the state capital, Springfield is home to multi-national companies such as Bunn, Brandt and LRS. The University of Illinois - Springfield is one of three campuses for the University of Illinois. The core market includes a population of over 240,000 and the average household income is $71,400.
Southern Michigan is a core market area where seven dailies in Adrian, Monroe, Coldwater, Holland, Hillsdale, Ionia and Sturgis, along with one weekly and seven shoppers blanket this tier of the state. The 7,078 daily and 13,708 Sunday circulation Holland Sentinel is the flagship publication of the group. This western area on the shores of Lake Michigan has several large employers, including Delphi, ConAgra, Tecumseh Products, Kellogg, JCI, Herman Miller, Hayworth, Gentex, Jackson State Prison and a number of colleges and universities. The Monroe News, on Lake Erie, boasts a 13,340 Sunday circulation and publishes 12,685 daily copies.  Monroe is the headquarters for La-Z-Boy, Monroe Shocks and Tenneco Corporation.  The Michigan Group also publishes several magazines, including Shoreline Magazine with 10,000 circulation, Envision Magazine with circulation of 11,000, West Michigan Senior Times with 26,000 and Monroe Magazine with 9,000 circulation.
Covering the northeast region of both the lower peninsula and the upper peninsula of Michigan are two dailies, the Cheboygan Daily Tribune and the Sault Ste. Marie Sault News along with two weekly shoppers. This area has several large employers such as Carmeuse Corporation, Lake Superior State University, North Central Michigan Community College, Kewadin Casino, McLaren Medical, Mackinac Straits Hospital, Great Lakes Tissue Company, along with multiple Tourism

Bureaus and a Chamber of Commerce. Cheboygan's Shoppers Fair and the Soo's Buyer's Guide saturates the market with over 27,000 readers.  The upper peninsula group also publishes The Mackinac Journal, which is a monthly 5,000 count publication and is distributed throughout all of northern Michigan and the eastern Upper Peninsula.
In Missouri, the greatest concentration of circulation and market presence is in the northern part of the state. Two daily newspapers and nine newspapers published from three to six days per week, four weekly newspapers and seven shoppers serve the 22,000 square mile area from Hannibal, on the state’s eastern border, to the western border and from Columbia in the south to the Iowa border in the north. Local employers include the University of Missouri and other colleges, local and federal governments, State Farm Insurance and 3M.
Operating in the county seat of Boone County, the Columbia Tribune and two shoppers strengthen the market presence in Missouri. Columbia, Missouri, has an estimated population of 121,717 as of 2017 and has three local colleges, University of Missouri, Stephens College and Columbia College. In 2018, the Columbia Tribune was recognized with several Missouri Press Association awards with first place in Best Headline Writing, Best Coverage of Government, Best Story about Rural Life, Best Sports Columnist and Photography and second place in Best Sports Page.
Southern Missouri operations are clustered around Lake of the Ozarks, which is served by the Camdenton Lake Sun. With one of the largest lakes in the state, the area boasts over 70,000 vacation homes and receives over 3,000 boats on the lake during Fourth of July weekend alone. Located midway between Kansas City and St. Louis and approximately 90 miles from Springfield, Missouri, operations include three daily newspapers, seven weekly newspapers and four shoppers reaching approximately 105,000 people in the Lake of the Ozarks area.
The Joplin cluster in Southwest Missouri has two weekly newspapers and one shopper serving a population of approximately 170,000. There are several colleges and universities in the area, a National Guard Fort, several large medical centers and a diverse mix of retail businesses, including the 110-store Northpark Mall. The group is also affiliated with three weeklies just across the border of Oklahoma. The daily newspaper in Independence, Missouri, The Examiner, is published five days a week and serves one of Kansas City’s suburbs.
The Kansas City cluster in northeast Kansas anchored by the Topeka Capitol Journal with a daily circulation of 19,735, provides rich state government and popular university sports coverage. The Topeka Capitol Journal also has a very successful website, cjonline.com, with monthly unique visitors over 652,000 resulting in over 4.7 million monthly page views. The newspaper won 59 total press association awards for Editorial and Advertising Sweepstakes competing against the state’s largest newspapers with first place awards for news and writing excellence and Photographer of the Year in 2018.
The Leavenworth Times and the military publication, The Fort Leavenworth Lamp, in Fort Leavenworth serve those communities. The Kansas City cluster is home to several companies, including Hallmark, H&R Block, Sprint, Cerner, Garmin and the University of Kansas. In 2018, The Leavenworth newspapers won 11 press association awards with First place in Best Story and Best Environmental Portrait.
The Wichita cluster consists of six dailies, five weeklies and seven shoppers including the Hutchinson News, the Salina Journal, the Garden City Telegram, the Hays Daily News and the Ottawa Herald. All publish daily except the Ottawa paper, which publishes three days a week. Together, the Wichita cluster reaches over 130,000 people. The area is home to many points of interest, including Salt Mines and the Kansas Cosmosphere and Space Center which houses the Apollo 13 command module and numerous rockets. In 2018, the Kansas Press Association awarded The Garden City Telegram 12 first place awards, Hays Daily News won 27 first place awards and Hutchinson News won 13 awards with 9 first place.
In Colorado, The Pueblo Chieftain is Colorado's oldest daily newspaper, in its 150th year. It has dominated the local news market since being founded before Colorado became a state and continues to do so today. The newspaper has been recognized for its journalism, earning more than 60 awards in statewide and regional competition in 2018. No other daily newspapers have established a foothold in the Pueblo market. La Junta is a small city with an agricultural base where we publish La Junta Tribune-Democrat, a daily newspaper and two weeklies as well as an agricultural publication that is distributed in 6 states.
Operations also include a cluster near Grand Forks, North Dakota (home to the Grand Forks Air Force Base and the University of North Dakota) and Iowa, where Cargill, ConAgra, Kraft, Winnebago and Fort Dodge Animal Health, a division of Wyeth, each maintain significant operations.
Two clusters of papers in Minnesota and North Dakota cover over 34 counties in the two states. In the north, Devils Lake Journal is home to the Grand Forks Air Force Base and the University of North Dakota. In Crookston, Minnesota, Crookston Daily Times is located an hour east of Grand Forks. Southwestern Minnesota publications include seven paid weekly newspapers and three shoppers. St. James, Redwood Falls, Sleepy Eye, Granite Falls, Cottonwood, Wabasso and Montevideo are all communities with populations of 10,000 and under.
The Ames Tribune is Central Iowa’s Pulitzer Prize-winning newspaper, with a daily circulation of 5,463. The Ames Tribune’s digital platform allows customers, both local and nationwide, to access content through its market-leading website, amestrib.com with over 600,000 monthly page views. Ames Tribune also publishes five weekly newspapers and four shoppers. The area’s top employer is the Iowa State University, with leading agriculture, design, engineering and veterinary colleges. The Hawkeye in Burlington, Iowa sits on the Illinois border and is rated one of the top 10 up-and-coming markets in the U.S. by multiple national publications. In 2018, Ames Tribune won 1st place Editorial Writing, 3rd Place Best Sports Section and 3rd place Best Sports Feature, 2nd place Best Government and Politics coverage and 2nd place Best Website and Best News story by the State Association
In the West, the California publications are clustered in three areas, Northern California, Stockton and the High Desert near Las Vegas. In the northern area, operations include three paid weekly papers in Siskiyou County. Mt Shasta, a 14,000 foot volcano, splits the county into north and south. In north county, we publish the Siskiyou Daily News and south of Mt Shasta, we publish weeklies in Dunsmuir, Mt. Shasta, and Weed. The Mt. Shasta economy is mainly supported by tourism, recreation and spiritualism. There are a small handful of monthly niche publications that compete with the newspapers in these markets. In the heart of California’s central valley, in Stockton, the flagship publication, The Record, one paid daily, one free weekly paper and two shoppers are published. The Record, with a daily circulation of 12,373 is the premier daily and Sunday local paper, winning 20 awards in 2017 from the California Newspaper Publishers Association.
In the High Desert, publications in Victorville and Ridgecrest, as well as Taft, California are published. The High Desert Media Group, which includes the Victorville Daily Press and its four weekly sister publications, is based in Victorville, California, one of the largest cities in the southern Mojave Desert. The Daily Press, now in its 81st year of publication, has won numerous California Newspaper Publishers Association awards over the years, including four in 2018 while also being named a finalist in the investigative reporting category.
A few hours north of the northern California properties, The Register-Guard is the leading local news source in an exceptional Pacific Northwest market. Located at the southern tip of Oregon’s lush Willamette Valley, Eugene is home to the 24,000-student University of Oregon. The company’s products include the only seven-day home delivery newspaper in Oregon and a companion website with more than 405,000 unique users and 1.7 million page views per month. The flagship Register-Guard newspaper is published daily, with average circulation of 36,686. The newspaper faces very limited print competition in its highly-educated market.
The following table sets forth information regarding the number of publications and production facilities in our Newspaper group:

	Publications			Production Facilities
State of Operations	Dailies	Weeklies	Shoppers
Alabama	2	1	—	1
Arkansas	4	15	2	1
California	4	8	5	1
Colorado	2	5	—	1
Connecticut	1	—	1	—
Delaware	—	5	—	—
Florida	13	12	6	6
Georgia	3	8	6	1
Illinois	14	20	16	4
Iowa	3	6	5	1
Kansas	10	10	12	2
Louisiana	3	6	4	1
Maine	—	2	—	—
Massachusetts	10	110	5	1
Michigan	9	1	11	3
Minnesota	1	7	4	—
Missouri	10	11	10	2
Nebraska	—	2	1	—
New Hampshire	2	3	—	2
New Jersey	1	—	—	—
New York	6	13	10	3
North Carolina	11	7	3	2
North Dakota	1	—	1	1
Ohio	10	37	8	4
Oklahoma	5	3	3	3
Oregon	1	2	—	—
Pennsylvania	8	5	3	1
Rhode Island	2	—	1	1
South Carolina	1	4	—	—
Tennessee	2	1	1	—
Texas	5	17	13	3
Virginia	1	—	—	1
West Virginia	1	2	1	—
Total	146	323	132	46

BridgeTower. BridgeTower is comprised of local, regional and national business-oriented publications, websites, databases, live events, virtual events, thought leadership programs and research, operating in four main clusters: the (1) Business Group, (2) Legal Group, (3) Best Companies Group and (4) Home Furnishings Division. BridgeTower serves over 358,000 engaged subscribers and reaches more than 1.5 million readers across its publications and e-newsletters.
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
Regionally, the Business Group spans the entire country, reaching as far west as Portland, Oregon; New Orleans, Louisiana, in the South; and Long Island, New York, in the Northeast. Specifically, this group includes the following publications: The Journal Record (Oklahoma City, Oklahoma); City Business (New Orleans, Louisiana); Daily Journal of

Commerce (New Orleans, Louisiana); Idaho Business Review (Boise, Idaho); Long Island Business News (Ronkonkoma, New York); The Daily Reporter (Milwaukee, Wisconsin); NJBiz (Somerset, New Jersey); Pet Age (Somerset, New Jersey); Finance & Commerce (Minneapolis, Minnesota); Lehigh Valley Business (Allentown, Pennsylvania); Central Penn Business Journal (Harrisburg, Pennsylvania); Central Penn Parent (Harrisburg, Pennsylvania), Rochester Business Journal (Rochester, New York); and Daily Journal of Commerce (Portland, Oregon); Charleston Regional Business Journal (Charleston, South Carolina); Columbia Regional Business Report (Columbia, South Carolina); and GSA Business Report (Greenville, South Carolina).
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
Regionally, the Legal Group stretches across the U.S. Specifically, this group includes the following publications: Massachusetts Lawyers Weekly (Boston, Massachusetts); Rhode Island Lawyers Weekly; Wisconsin Law Journal (Milwaukee, Wisconsin); Missouri Lawyers Weekly (St. Louis, Missouri); North Carolina Lawyers Weekly (Charlotte, North Carolina): South Carolina Lawyers Weekly; Minnesota Lawyer (Minneapolis, Minnesota); Michigan Lawyers Weekly (Detroit, Michigan); Virginia Lawyers Weekly (Richmond, Virginia); Arizona Capitol Times (Phoenix, Arizona) and The Daily Record (Baltimore, Maryland).
Best Companies Group. Best Companies Group is BridgeTower’s research unit and is best known for producing ‘Best Places to Work’ data in more than 45 markets and industry categories across the globe, with programs in the U.S., U.K., Canada and North Africa. Leveraging its proprietary surveys, Best Companies Group collects data from employers and employees of its client companies and then analyzes that information to assess employee engagement. Based in Harrisburg, Pennsylvania, Best Companies also conducts custom research projects within industries such as automotive, banking and healthcare.
Home Furnishings Division. Formerly known as Progressive Business Media, the Home Furnishings Division was acquired in November 2018. Based in Greensboro, North Carolina, this division is anchored by Furniture Today, a weekly publication, and several monthly publications, including Home Accents Today, Casual Living, HFN, Exterior Design, Designers Today, Gifts & Decorative Accessories, Kids Today and Home Textiles Today. The Home Furnishings Division produces several live events, including the annual Furniture Today Leadership Conference. The division also has a custom solutions team that builds advertisements, logos, custom content, videos and other marketing assets for the division’s advertising clients.
UpCurve
We believe that SMBs will adopt digital solutions to manage every aspect of their businesses and we created UpCurve to pursue that opportunity. UpCurve is focused on building technology solutions that allow SMBs to operate efficiently and effectively in an increasingly digital world. UpCurve provides two broad categories of solutions: ThriveHive, which provides guided marketing solutions for SMBs, and UpCurve Cloud, which offers best-in-breed cloud-based products for SMBs with expert guidance and support.
Through both organic and inorganic growth initiatives, UpCurve has grown into a recognized leader in the SMB space. In February of 2016 we acquired ThriveHive, an award-winning marketing automation system for SMBs, and subsequently rebranded our marketing division, formerly Propel Marketing, to ThriveHive. We also acquired ViWo, a SMB cloud product provider and W-Systems, a CRM provider in 2016. In 2017, ThriveHive won a national award from the Local Media Association for Best Digital Agency and in November of 2017 we acquired Closely, makers of the guided social marketing application Perch. In 2018, we released the free ThriveHive Grader product to help guide businesses to achieve better search engine optimization. Additionally, in 2018 we started attracting large affinity associations, which resulted in signed partnerships with the American Society of Interior Designers and the Associated Bodywork & Massage Professionals.
There were approximately 29.6 million SMBs in the U.S. in 2014 and about 29.0 million had 20 employees or less according to the U.S. Small Business Administration. Although these businesses are increasingly beginning to recognize the need to leverage technology solutions to operate their businesses, most do not have the time, expertise or resources to handle this themselves. This has led UpCurve to focus on guided solutions that bridge the gap between the needs and the capabilities of SMBs. Through guidance, provided by the right blend of software and service, we are able to help small businesses effectively utilize technology solutions. Because most SMBs in the United States are not yet using comprehensive technology solutions to operate their businesses, we see a large market opportunity using guidance to drive customer adoption and retention.

In order to rapidly scale to meet the large market opportunity, we have been able to successfully leverage the unique trusted local GateHouse brands. We believe that significant media reach, combined with a large local salesforce in our operating markets has enabled us to sell our guided solutions much faster and more efficiently than we could have done without the GateHouse brands. We expect this unique relationship to allow us to continue to drive sales of existing products, as well as any potential new products that we may add to the UpCurve portfolio. As our scale has [expanded] our product and brand leadership, we are seeing increasing sales outside of our GateHouse geographic boundaries. We expect both future publication acquisitions and adoption outside of GateHouse markets to allow us to effectively further pursue the market opportunity.
GateHouse Live
Founded in late 2015, our community events and promotions business, GateHouse Live, leverages our local brands to create world-class events in the markets that we serve. In 2018, GateHouse Live produced over 350 annual events with a collective attendance over 400,000.  Among our core event offerings are a variety of themed expos focused on target audiences, including men, women, seniors and young families.  Other signature event series produced across many of our markets include one of the nation's largest high school sports recognition events and the official community's choice awards for dozens of markets across the country.  In 2018, GateHouse Live expanded into endurance events that include a network of over 90 marathons, half marathons, other footraces and obstacle course races across the United States and Canada with over 250,000 attendees annually.  GateHouse Live also offers white label event services for retailers and other media companies.
Revenue
Our operations generate revenue primarily from three primary sources: (i) advertising, (ii) circulation (including home delivery subscriptions, single copy sales and digital subscriptions) and (iii) other (primarily commercial printing, alternate delivery, digital marketing and business services and events). In 2018, these revenue streams accounted for approximately 48%, 38% and 14%, respectively, of our total revenue. The contribution of advertising, circulation and other revenue to our total revenue for New Media for the years ended December 30, 2018, December 31, 2017 and December 25, 2016 was as follows:

	Year Ended December 30, 2018	Year Ended December 31, 2017	Year Ended December 25, 2016
(in thousands)
Revenue:
Advertising	$728,327	$683,990	$684,900
Circulation	574,963	474,324	421,497
Commercial printing and other	222,734	183,690	148,959
Total revenue	$1,526,024	$1,342,004	$1,255,356
Advertising
Advertising revenue, which includes revenue generated from online and mobile products, is the largest component of our revenue, accounting for approximately 48%, 51% and 55% of our total revenue in 2018, 2017 and 2016, respectively. We categorize advertising as follows:

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
Substantially all of our advertising revenue is derived from a diverse group of local retailers and local classified advertisers, resulting in very limited customer concentration. No single advertiser accounted for more than 1% of our total revenue in 2018, 2017 or 2016 and our 20 largest advertisers account for less than 10% of total revenue.
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
Circulation
Our circulation revenue is derived from home delivery sales to subscribers, single copy sales at retail stores and vending racks and boxes, and digital subscriptions. We own 146 paid daily publications that range in circulation from approximately 500 to 101,000 and 194 paid weekly publications that range in circulation from approximately 100 to 14,000. Circulation revenue accounted for approximately 38%, 35% and 34% of our total revenue in 2018, 2017 or 2016, respectively.
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
Other
We provide commercial printing services to third parties on a competitive bid basis as a means to generate incremental revenue and utilize excess printing capacity. These customers consist primarily of other publishers that do not have their own printing presses and do not compete with our publications. We also print other commercial materials, including flyers, business cards and invitations. Additionally, this category includes UpCurve which provides digital marketing and business services for SMBs and GateHouse Live, our events business. Other sources of revenue, including commercial printing and UpCurve, accounted for approximately 14%, 14% and 12% of our total revenue in 2018, 2017 or 2016, respectively.
Printing and Distribution
We own and operate 46 print facilities. Our print facilities produce nine publications on average and are generally located within 60 miles of the communities served. By clustering our production resources or outsourcing where cost beneficial, we are able to reduce the operating costs of our publications while increasing the quality of our small and midsize market publications that would typically not otherwise have access to high quality production facilities. We also believe that we are able to reduce future capital expenditure needs by having fewer overall pressrooms and buildings. We believe our superior production quality is critical to maintaining and enhancing our position as the leading provider of local news coverage in the markets we serve. As other print media businesses look to reduce costs, we believe we have the opportunity to leverage our unutilized press time to grow our commercial print customer base and revenue.
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
Historically, the market price of newsprint has been volatile, reaching a high of approximately $823 per metric ton in 2008 and a low of $410 per metric ton in 2002. However, from 2010 to 2018, there was much less volatility in newsprint pricing, and we have benefited from negotiating a fixed annual price for a majority of our newsprint. The average market price of newsprint during 2018 was approximately $728 per metric ton.
In 2017, we consumed approximately 115,900 metric tons of newsprint (inclusive of commercial printing), and the cost of our newsprint consumption totaled approximately $66.3 million. In contrast, in 2018, we consumed approximately 117,500 metric tons of newsprint (inclusive of commercial printing), and the cost of our newsprint consumption totaled approximately $85.7 million. Our newsprint expense typically averages less than 6% of total revenue, which we believe generally compares favorably to larger, metropolitan newspapers.
Competition
Each of our publications compete for advertising revenue to varying degrees with traditional media outlets such as direct mail, yellow pages, radio, outdoor advertising, broadcast and cable television, magazines, local, regional and national newspapers, shoppers and other print and online media sources, including local blogs. We also increasingly compete with new digital and social media companies for advertising revenue. However, we believe that competitive barriers to entry remain high in many of the markets we serve in terms of being the preeminent source for local news and information therein, because our markets are generally not large enough to support a second newspaper and because our local news gathering infrastructures, sales networks and relationships would be time consuming and costly to replicate. We also have highly-recognizable local brand names and long histories in the towns we serve.
We also provide our readers with community-specific content, which is generally not available from other media sources. We believe that our direct and focused coverage of the market and our cost effective advertising rates relative to more broadly circulated metropolitan newspapers allow us to tailor an approach for the advertisers. As a result, our publications generally capture a large share of local advertising in the markets they serve.
The level of competition and the primary competitors that we face vary from market to market. Competition tends to be based on market penetration, demographic and quality factors, as opposed to price factors. The competitive environment in each of our operating regions is discussed in greater detail below.
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
In Middletown, New York, The Times Herald-Record is the leading print and digital media and has an audience far larger than its competitors, including Daily newspapers owned by Gannett Company, Inc. (Poughkeepsie Journal in Poughkeepsie, New York) and 21st Century Media, Inc. (Daily Freeman in Kingston, New York) which compete within the New York market. The Times Herald-Record also competes with 46 weekly, bi-weekly and monthly print products and Spectrum, radio stations and directories. The market is formally known as the Hudson Valley New York region. In the Middletown market, the nationally known Legoland, already ahead of construction timelines, will open in the spring of 2020 in the heart of the Times Herald-Record footprint. Additionally, a new casino opened on February 2017 in Sullivan County - a market also within the footprint of the Times Herald-Record. This was a one billion dollar project that has full casino, hotels, golf course and waterpark.
The Providence Journal is the leading daily newspaper in the state of Rhode Island and is complimented by the Newport Daily News. Other daily newspaper operators in the state include RISN Operations, Inc., which publish five daily papers and six weekly publications serving communities in Rhode Island. Three other companies publish more than 16 weeklies in Rhode Island. The Providence market has seven local network television stations and three major radio station operators, one cable company and numerous print and online niche publications, such as Rhode Island Monthly Magazine and the business publication, Providence Business News.
The Fayetteville Observer delivers to 10 counties in southeastern North Carolina. It is based in Cumberland County, home to Fayetteville and Fort Bragg, the nation’s largest Army installation. ABC, CBS, NBC and Fox affiliates based in Raleigh, Durham and Wilmington cover the Fayetteville region, with at least two stations having small bureaus in Fayetteville. Beasley Broadcast Group and Cumulus Media Inc. dominate the radio market with stations including WFCN 640 AM news talk, WZFX 99.1 FM Foxy 99 urban contemporary, WKML 95.7 FM country, WQSM 98.1 FM hot adult contemporary and WRCQ 103.5 FM rock. Mspark is the primary direct mail competitor. Lamar Advertising and Fairway Outdoor serve the billboard needs of the market. Niche print publications based in Fayetteville include Up & Coming Weekly, CityView Magazine and The Fayetteville Press. The Fayetteville Observer is by far the leading print and digital publication in the region.
Our publications, The Gainesville Sun and Ocala Star Banner, are the leading media in their respective markets, primarily Alachua and Marion counties. Competition in this market include four television stations, which is unusual for markets this size. Gainesville has its own DMA and Ocala falls into the Orlando DMA. There are no other dailies in the market other than a slow movement by the Villages Daily Sun into Marion county (Ocala), a concern due to their offering the lowest home delivery and single copy rates of any Florida daily. They operate as part of one of the fastest-growing developments in the county, The Villages. Our Gainesville Sun also publishes a weekly newspaper, Gainesville Guardian, in east Gainesville and also a very successful city magazine, Gainesville Magazine.
In the Daytona Beach market, The Daytona Beach News-Journal is the leading media. Primary print competition for the west side of the coverage area is the Orlando Sentinel, owned by Tribune Publishing Company. Smaller weekly competitive publications, including The Observer Group and Hometown News, are also in the market. Major radio and network television stations are out of the Orlando market.
In the Sarasota market, The Herald-Tribune publications are generally the leading media and have an audience far larger than the competitors for the main areas we serve. Daily newspapers owned by McClatchy (Bradenton Herald) and Sun Coast Media Group, the Charlotte Sun, border on the north and south ends of the market, respectively and distribute in some circulation areas on the fringes. The Herald-Tribune prints the Bradenton Herald and is contracted to distribute all home delivery copies. The Sarasota market has one local network television station and several local radio station operators and cable companies as well as numerous non-daily print and online niche publications.
Located in central Florida, the publication, The Ledger in Lakeland is bordered by the Orlando Sentinel to the east and the Tampa Bay Times to the west. In addition, competitors include multiple weekly newspapers and two radio stations. The Ledger is the leading media in the central Florida area it serves. The Lakeland Ledger began printing the Orlando Sentinel in September 2017.
In Tuscaloosa and Gadsden, the Tuscaloosa News and Gadsden Times, respectively, are the leading media in the markets they serve. Television that serves both markets is out of Birmingham, Alabama. The digital space is highly competitive with the competing site al.com, owned by Advance Local, which covers the state.
In the Columbus, Ohio market, the advertising competition in print is minimal with just a weekly business journal and a few small monthly magazines. On the electronic and digital side, the competition is intense and is comprised of six network TV stations, three cable companies, ten radio stations and twelve digital agencies, with SMART 1 being the most aligned with UpCurve’s product set.
Lee Enterprises publishes the Southern Illinoisan in Carbondale, a regional newspaper that competes with our publication in West Frankfort. We believe our publication is the leading local daily, but regional competition does exist from the larger dailies, shoppers and weekly newspapers. Television competition does not exist in this group because of the geographic location in relation to major markets. There are no local television affiliates in our markets.
In the Upstate New York and northwest Pennsylvania markets, we see competition from major newspaper companies: daily newspapers owned by Gannett Company, Inc. (The Star-Gazette in Elmira, New York and the Chambersburg, Pennsylvania Public-Opinion); Times-Shamrock Company’s Scranton, Pennsylvania The Times-Tribune and Towanda Daily/Sunday Review; Community Newspaper Holdings, Inc.’s Sunbury Daily Item; and Ogden-Nutting’s Williamsport Sun-Gazette.
In the Great Lakes markets, the only significant competition comes from regional television stations in Adrian, Michigan. Competition from other local daily and weekly papers and niche publications, as well as radio and television stations, directories, direct mail and non-local internet websites can be found in the market, but none have proven to be significant.
In the Louisiana markets, major competition comes from regional daily newspapers, such as The Advocate in Baton Rouge, Louisiana, and The American Press in Lake Charles, Louisiana. In Central Kansas and Missouri, we compete with The Joplin Globe and the Wichita Eagle. We also face competition from numerous other daily and weekly papers, local radio stations, shopping guides, directories and niche publications. Our community newspapers operate in relatively isolated markets where they are the leading sources of local news and print/digital advertising.
In the Sherman, Texas market, our publications are the leading media with minor competition with The Dallas Morning News, which has minimal circulation and does not focus on local content. We own all the weeklies in the Sherman, Texas market, though there is some weekly competition in outlying Texas and Oklahoma communities. The Herald Democrat also competes with local TV stations and several locally-owned radio stations in the market.
In Arkansas, there is some minor competition from the Northwest Arkansas Democrat-Gazette in northern Crawford county, Arkansas, but they have limited circulation and news coverage in the Fort Smith market. The Northwest Arkansas Democrat-Gazette circulates in the market with our publication, The Pine Bluff Commercial, but does not deliver the community coverage that is most relevant to Pine Bluff and the surrounding counties. There are several locally-owned radio stations in the market that also compete with The Pine Bluff Commercial.
In the U.S. mid-western states, our publications control every local weekly and daily paper in Story County, Iowa and have weeklies in other neighboring counties, the principal print competition is the Des Moines Register, but it does not deliver meaningful local community content.
The San Joaquin Media Group, with its flagship, The Record, is the leading local news source in Stockton, California, but there is significant competition for print and digital dollars. In the county, competition comes from three community newspapers, each within 10 miles of Stockton, as well as The Sacramento Bee and Modesto Bee with smaller distribution in the county. Additionally, there are two successful glossy monthly magazines, a business journal, Red Plum (Valassis), Lincoln Center Chronicle monthly, outdoor advertising everywhere and a few digital agencies including the marketing agency, Excelerate, owned by The McClatchy Company.
While there is tougher competition in larger markets as compared to the smaller markets across the Western U.S., the strength of each of these groups comes from being local and having built trusted relationships over the last 100 years. None of our competitors have proven to be significant. Our publications and websites have a rich history in local markets which we believe uniquely positions them for unmatched reach and relevancy.
BridgeTower. Across the Business and Legal groups, we believe the majority of BridgeTower titles are the leading information provider within their respective niche, and many of our brands face no direct competition. In Baltimore and Minneapolis, we contend with business journals run by American City Business Journals, part of Advance Publications Inc. In states like Pennsylvania, we straddle counties that are covered by other business media but are the leading business brands in Lehigh Valley and Central Pennsylvania. Our monthly magazine Pet Age, geared toward pet store owners, competes with Pet Business and Pet Product News.
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

In the Home Furnishings Division, we believe most of the brands are the leading publications in their segments. However, the magazines focused on exterior and interior design face a number of direct and indirect competitors based on the continued growth in those market segments.
Employees
As of December 30, 2018, we employed 10,638 employees. We employ union personnel at a number of our core publications representing 1,225 employees. As of December 30, 2018, there were 43 collective bargaining agreements covering union personnel. Most of our unionized employees work under collective bargaining agreements that expired in 2018. We believe that relations with our employees are generally good, and we have had no work stoppages at any of our publications.
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
Corporate Governance and Public Information
The address of New Media’s website is http://www.newmediainv.com/. Stockholders can access a wide variety of information on New Media’s website, under the “Investor Relations” tab, including news releases, SEC filings, information New Media is required to post online pursuant to applicable SEC rules, newspaper profiles and online links. New Media makes available via its website all filings it makes under the Securities and Exchange Act of 1934, as amended, including Forms 10-K, 10-Q and 8-K, and related amendments, as soon as reasonably practicable after they are filed with, or furnished to, the SEC. All such filings are available free of charge. Neither the content of New Media’s corporate website nor any other website referred to in this report are incorporated by reference into this report unless expressly noted. New Media’s filings are available on the SEC website at www.sec.gov free of charge.

List of New Media’s Dailies, Weeklies, Shoppers, Websites and Business Publications
As of December 30, 2018, New Media’s dailies, weeklies, shoppers, websites and business publications were as listed below. New Media maintains registered trademarks in many of the masthead names listed below. Maintaining such trademarks allows us to exclusively use the masthead name to the exclusion of third parties.

Newspapers

State	City	Masthead	Circulation Type
Alabama	Gadsden	The Gadsden Times www.gadsdentimes.com	Daily
	Tuscaloosa	The Tuscaloosa News www.tuscaloosanews.com www.tidesports.com	Daily
	Tuscaloosa	TNews Weekly	Free Weekly
Arkansas	Conway	Log Cabin Democrat www.thecabin.net	Daily
	Fort Smith	Ft. Smith Southwest Times Record www.swtimes.com	Daily
	Pine Bluff	Pine Bluff Commercial www.pbcommercial.com	Daily
	Stuttgart	Stuttgart Daily Leader www.stuttgartdailyleader.com	Daily
	Booneville	Booneville Democrat www.boonevilledemocrat.com	Paid Weekly
	Charleston	Charleston Express www.charlestonexpress.com	Paid Weekly
	Clinton	Van Buren County Democrat www.vanburencountydem.com	Paid Weekly
	Greenwood	Greenwood Democrat www.greenwooddemocrat.com	Paid Weekly
	Heber Springs	The Sun Times www.thesuntimes.com	Paid Weekly
	Helena	The Daily World www.helena-arkansas.com	Paid Weekly
	Hot Springs	Hot Springs Village Voice www.hsvoice.com	Paid Weekly
	Newport	Newport Independent www.newportindependent.com	Paid Weekly
	Paris	Paris Express www.paris-express.com	Paid Weekly
	Van Buren	Press Argus Courier www.pressargus.com	Paid Weekly
	Van Buren	Alma Journal	Paid Weekly
	White Hall	The White Hall Journal www.whitehalljournal.com	Paid Weekly
	Helena	Daily World TMC www.helena-arkansas.com	Free Weekly
	Stuttgart	The Xtra www.stuttgartdailyleader.com	Free Weekly
	White Hall	The Arsenel Sentinel	Free Weekly
	Conway	More!	Shopper
	Fort Smith	River Valley Advertiser	Shopper
California	Ridgecrest	The Daily Independent www.ridgecrestca.com	Daily
	Stockton	The Stockton Record www.recordnet.com	Daily

	Victorville	Victorville Daily Press www.vvdailypress.com	Daily
	Yreka	Siskiyou Daily News www.siskiyoudaily.com	Daily
	Lucerne Valley	Lucerne Valley Leader www.vvdailypress.com/lucerne-valley-leader	Paid Weekly
	Mt Shasta	Weed Press www.mtshastanews.com	Paid Weekly
	Mt Shasta	Dunsmuir News www.mtshastanews.com	Paid Weekly
	Mt Shasta	Mt Shasta Herald www.mtshastanews.com	Paid Weekly
	Taft	Midway Driller www.taftmidwaydriller.com	Paid Weekly
	Barstow	Desert Dispatch www.vvdailypress.com/desertdispatch	Free Weekly
	Hesperia	Hesperia Star www.vvdailypress.com/hesperia-star	Free Weekly
	Stockton	VIDA	Free Weekly
	Mt Shasta	Super Saver Advertiser	Shopper
	Ridgecrest	Super Tuesday	Shopper
	Stockton	Sunday Select	Shopper
	Stockton	The Valley Marketplace/TMC www.esanjoaquin.com	Shopper
	Victorville	Review www.vvdailypress.com/apple-valley-review	Shopper
Colorado	La Junta	La Junta Tribune Democrat www.lajuntatribunedemocrat.com	Daily
	Pueblo	The Pueblo Cheftain www.chieftain.com	Daily
	La Junta	Ag Journal www.agjournalonline.com	Paid Weekly
	La Junta	Fowler Tribune www.fowlertribune.com	Paid Weekly
	Las Animas	Bent County Democrat www.bcdemocratonline.com	Paid Weekly
	Pueblo	The Pueblo West View	Free Weekly
	Pueblo	Pueblo Events	Free Weekly
Connecticut	Norwich	The Bulletin www.norwichbulletin.com	Daily
	Norwich	Bulletin Deals	Shopper
Delaware	Dover	Smyrna/Clayton Sun Times www.scsuntimes.com	Paid Weekly
	Dover	The Middletown Transcript www.middletowntranscript.com	Paid Weekly
	Dover	Community Publication www.communitypub.com	Free Weekly
	Dover	Dover Post www.doverpost.com www.delmarvaexpress.com	Free Weekly
	Dover	Milford Beacon www.milfordbeacon.com	Free Weekly
Florida	Daytona Beach	Daytona Beach News-Journal www.news-journalonline.com	Daily

Fort Walton Beach	Northwest Florida Daily News www.nwfdailynews.com www.nwfdailynews.com/eat-play-stay-destin www.nwfvarsity.com	Daily
Gainesville	The Gainesville Sun www.gainesville.com www.gatorsports.com	Daily
Jacksonville	The Florida Times-Union www.jacksonville.com	Daily
Lakeland	The Ledger www.theledger.com	Daily
Leesburg	Daily Commercial www.dailycommercial.com	Daily
Ocala	Ocala Star Banner www.ocala.com	Daily
Panama City	Panama City News Herald www.newsherald.com www.panhandlevarsity.com	Daily
Sarasota	Herald-Tribune www.heraldtribune.com	Daily
St. Augustine	The St. Augustine Record www.staugustine.com www.visitstaug.com	Daily
West Palm Beach	The Palm Beach Post www.palmbeachpost.com www.mypalmbeachpost.com	Daily
West Palm Beach	Palm Beach Daily News www.palmbeachdailynews.com	Daily
Winter Haven	News Chief www.newschief.com	Daily
Apalachicola	The Times www.apalachitimes.com	Paid Weekly
Bonifay	Holmes County Times Advertiser	Paid Weekly
Chipley	Washington County News www.chipleypaper.com	Paid Weekly
Crestview	Crestview News Bulletin www.crestviewbulletin.com	Paid Weekly
Destin	The Destin Log www.thedestinlog.com	Paid Weekly
Milton	Santa Rosa Press Gazette www.srpressgazette.com	Paid Weekly
Port St. Joe	The Star www.starfl.com	Paid Weekly
Clermont	South Lake Press www.southlakepress.com	Free Weekly
Gainesville	The Gainesville Guardian	Free Weekly
Jacksonville	JAX Air News www.jaxairnews.jacksonville.com	Free Weekly
Jacksonville	Mayport Mirror www.mayportmirror.jacksonville.com	Free Weekly
Santa Rosa Beach	The Walton Sun www.waltonsun.com	Free Weekly
Daytona Beach	Daytona Pennysaver	Shopper
Daytona Beach	Flagler Pennysaver	Shopper
Daytona Beach	New Smyrna Pennysaver	Shopper
Daytona Beach	West Volusia Pennysaver	Shopper
Jacksonville	SMC	Shopper

	St. Augustine	St. Johns Sun	Shopper
Georgia	Athens	Athens Banner-Herald www.onlineathens.com	Daily
	Augusta	The Augusta Chronicle www.augustachronicle.com www.augusta.com	Daily
	Savannah	Savannah Morning News www.savannahmorningnews.com www.businesssavannah.com www.health.savannahnow.com www.know.savannahow.com www.lavozlatinaonline.com www.dosavannah.com www.dining.savannahnow.com	Daily
	Augusta	The Columbia County News-Times www.newstimes.augusta.com	Paid Weekly
	Augusta	The Hampton County Guardian	Free Weekly
	Augusta	Richmond County Neighbors	Free Weekly
	Augusta	Sylvania Telephone www.sylvaniatelephone.com	Free Weekly
	Louisville	The Jefferson News-Farmer www.thenewsandfarmer.com	Free Weekly
	Savannah	Bryan County Now	Free Weekly
	Savannah	Effingham Now	Free Weekly
	Savannah	The Jet Stream	Free Weekly
	Athens	Around Athens Deals SMC	Shopper
	Athens	The Oconee Leader	Shopper
	Augusta	Columbia County Today	Shopper
	Augusta	Richmond County Today	Shopper
	Augusta	North Augusta Today	Shopper
	Savannah	Tell-N-Sell www.tell-n-sell.com	Shopper
Illinois	Canton	Daily Ledger www.cantondailyledger.com	Daily
	Carmi	The Carmi Times www.carmitimes.com	Daily
	Freeport	The Journal Standard www.journalstandard.com	Daily
	Galesburg	The Register-Mail www.galesburg.com	Daily
	Kewanee	Star-Courier www.starcourier.com	Daily
	Lincoln	The Courier www.lincolncourier.com	Daily
	Macomb	McDonough County Voice www.mcdonoughvoice.com	Daily
	Monmouth	Daily Review Atlas www.reviewatlas.com	Daily
	Olney	The Olney Daily Mail www.olneydailymail.com	Daily
	Pekin	Pekin Daily Times www.pekintimes.com	Daily
	Peoria	Journal Star www.pjstar.com	Daily

Pontiac	Daily Leader www.pontiacdailyleader.com	Daily
Rockford	Rockford Register Star www.rrstar.com	Daily
Springfield	The State Journal-Register www.sj-r.com	Daily
Abingdon	Abingdon Argus-Sentinel www.eaglepublications.com	Paid Weekly
Aledo	The Times Record www.aledotimesrecord.com	Paid Weekly
Augusta	Augusta Eagle-Scribe www.eaglepublicatons.com	Paid Weekly
Cambridge	Cambridge Chronicle www.cambridgechron.com	Paid Weekly
Fairbury	The Blade	Paid Weekly
Flora	Advocate Press www.advocatepress.com	Paid Weekly
Galva	Galva News www.galvanews.com	Paid Weekly
Geneseo	The Geneseo Republic www.geneseorepublic.com	Paid Weekly
Newton	Newton Press Mentor www.pressmentor.com	Paid Weekly
Oquawka	Oquawka Current	Paid Weekly
Orion	Orion Gazette www.oriongazette.com	Paid Weekly
Roseville	Roseville Independent www.eaglepublications.com	Paid Weekly
Teutopolis	Teutopolis Press www.teutopolispress.com	Paid Weekly
West Frankfort	SI Trader www.sitraders.com	Paid Weekly
Chillicothe	Chillicothe Times Bulletin www.chillicothetimesbulletin.com	Free Weekly
East Peoria	East Peoria Times-Courier www.eastpeoriatimescourier.com	Free Weekly
Galesburg	Knox County Neighbors www.galesburg.com	Free Weekly
Metamora	Woodford Times www.woodfordtimes.com	Free Weekly
Morton	Morton Times News www.mortontimesnews.com	Free Weekly
Washington	Washington Times Reporter www.washingtontimesreporter.com	Free Weekly
Aledo	Town Crier Advertiser	Shopper
Canton	Fulton County Shopper	Shopper
Flora	CCAP Special	Shopper
Freeport	The Scene	Shopper
Geneseo	Henry County Advertizer/Shopper	Shopper
Lincoln	Logan County Shopper	Shopper
Macomb	McDonough County Choice	Shopper
Monmouth	Pennysaver	Shopper
Olney	Richland County Shopper	Shopper
Olney	Jasper County News Eagle	Shopper
Peoria	The Marketplace	Shopper
Peoria	Pekin Extra	Shopper

	Pontiac	Livingston Shopping News	Shopper
	Rockford	The Weekly	Shopper
	Springfield	Springfield Advertiser	Shopper
	Springfield	Springfield Shopper	Shopper
Iowa	Ames	Ames Tribune www.amestrib.com	Daily
	Boone	Boone News Republican www.newsrepublican.com	Daily
	Burlington	The Hawk Eye www.thehawkeye.com	Daily
	Adel	Dallas County News www.adelnews.com	Paid Weekly
	Hamburg	Hamburg Reporter www.hamburgreporter.com	Paid Weekly
	Nevada	Nevada Journal	Paid Weekly
	Nevada	Tri-County Times www.tricountytimes.com	Paid Weekly
	Perry	The Perry Chief www.theperrychief.com	Paid Weekly
	Story City	Story City Herald www.storycityherald.com	Paid Weekly
	Adel	Dallas County Today	Shopper
	Ames	Ames Sun/Story County Advertiser	Shopper
	Boone	Boone Shopping News	Shopper
	Burlington	Live Local	Shopper
	Perry	Chiefland Shopper	Shopper
Kansas	Dodge City	Dodge City Daily Globe www.dodgeglobe.com	Daily
	Garden City	Garden City Telegram www.gctelegram.com	Daily
	Hays	The Hays Daily News www.hdnews.net	Daily
	Hutchison	The Hutchison News www.hutchnews.com	Daily
	Leavenworth	The Leavenworth Times www.leavenworthtimes.com	Daily
	McPherson	McPherson Sentinel www.mcphersonsentinel.com	Daily
	Newton	The Newton Kansan www.thekansan.com	Daily
	Pittsburg	The Morning Sun www.morningsun.net	Daily
	Salina	Salina Journal www.salina.com	Daily
	Topeka	The Topeka Capital-Journal www.cjonline.com www.neksweddings.com www.tornado-cjonline.com	Daily
	Baxter Springs	Cherokee County News-Advocate www.sekvoice.com	Paid Weekly
	El Dorado	The Butler County Times-Gazette www.butlercountytimesgazette.com	Paid Weekly
	Greensburg	Kiowa County Signal www.kiowacountysignal.com	Paid Weekly

	Ottawa	Ottawa Herald www.ottawaherald.com	Paid Weekly
	Pratt	The Pratt Tribune www.pratttribune.com	Paid Weekly
	St John	St John News www.sjnewsonline.com	Paid Weekly
	Wellington	Wellington Daily News www.wellingtondailynews.com	Paid Weekly
	Dodge City	La Estrella	Free Weekly
	Garden City	La Semana	Free Weekly
	Leavenworth	The Fort Leavenworth Lamp www.ftleavenworthlamp.com	Free Weekly
	Dodge City	Shoppers Weekly	Shopper
	El Dorado	Shoppers Guide	Shopper
	Garden City	Bargain Plus	Shopper
	Hiawatha	Penny Press 4	Shopper
	Hutchinson	The Bee	Shopper
	Leavenworth	Chronicle Shopper	Shopper
	McPherson/Newton	South Central Kansas Shoppers Guide	Shopper
	Ottawa	Ottawa Times-Shopper	Shopper
	Pittsburg	The Sunland Shopper	Shopper
	Pratt	Sunflower Shopper	Shopper
	Salina	Buyers Guide	Shopper
	Topeka	CJ Extra TMC	Shopper
Louisiana	Bastrop	The Bastrop Daily Enterprise www.bastropenterprise.com	Daily
	Houma	The Courier www.houmatoday.com	Daily
	Thibodaux	Daily Comet www.dailycomet.com	Daily
	DeRidder	Beauregard Daily News www.beauregarddailynews.net	Paid Weekly
	Donaldsonville	The Donaldsonville Chief www.donaldsonvillechief.com	Paid Weekly
	Gonzales	Gonzales Weekly Citizen www.weeklycitizen.com	Paid Weekly
	Leesville	Leesville Daily Leader www.leesvilledailyleader.com	Paid Weekly
	Plaquemine	Post South www.postsouth.com	Paid Weekly
	Sterlington	North Quachita Weekly	Free Weekly
	DeRidder	The Weekly Post	Shopper
	Gonzales	The Marketeer www.weeklycitizen.com	Shopper
	Houma	Tradin' Cajun	Shopper
	Plaquemine	West Bank Shopper www.postsouth.com	Shopper
Maine	Kennebunk	York County Coast Star www.seacoastonline.com	Paid Weekly
	York	York Weekly www.seacoastonline.com	Paid Weekly
Massachusetts	Brockton	The Enterprise www.enterprisenews.com	Daily
	Fall River	The Herald News www.heraldnews.com	Daily

Framingham	The Metrowest Daily News www.metrowestdailynews.com	Daily
Gardner	The Gardner News www.thegardnernews.com	Daily
Hyannis	Cape Cod Times www.capecodonline.com www.capecodview.net www.capecodetimes.com/primetime	Daily
Milford	The Milford Daily News www.milforddailynews.com	Daily
New Bedford	The Standard-Times www.southcoasttoday.com	Daily
Quincy	Patriot Ledger www.patriotledger.com	Daily
Taunton	Taunton Daily Gazette www.tauntongazette.com	Daily
Worcester	Telegram & Gazette www.telegram.com www.worcestermag.com	Daily
Abington	Abington Mariner www.wickedlocal.com/abington	Paid Weekly
Acton/Roxborough	The Beacon www.wickedlocal.com/acton	Paid Weekly
Allston	Allston/Brighton Tab www.wickedlocal.com/allston	Paid Weekly
Arlington	The Arlington Advocate www.wickedlocal.com/arlington	Paid Weekly
Bedford	Bedford Minuteman www.wickedlocal.com/bedford	Paid Weekly
Belmont	Belmont Citizen-Herald www.wickedlocal.com/belmont	Paid Weekly
Beverly	Beverly Citizen www.wickedlocal.com/beverly	Paid Weekly
Billerica	Billerica Minuteman www.wickedlocal.com/billerica	Paid Weekly
Boxford	Tri-Town Transcript www.wickedlocal.com/boxford	Paid Weekly
Braintree	Braintree Forum www.wickedlocal.com/braintree	Paid Weekly
Brewster	The Cape Codder www.wickedlocal.com/capecod	Paid Weekly
Burlington	Burlington Union www.wickedlocal.com/burlington	Paid Weekly
Cambridge	Cambridge Chronicle & Tab www.wickedlocal.com/cambridge	Paid Weekly
Carver	Carver Reporter www.wickedlocal.com/carver	Paid Weekly
Chelmsford	Chelmsford Independent www.wickedlocal.com/chelmsford	Paid Weekly
Clinton	The Item	Paid Weekly
Cohasset	Cohasset Mariner www.wickedlocal.com/cohasset	Paid Weekly
Concord	The Concord Journal www.wickedlocal.com/concord	Paid Weekly
Danvers	Danvers Herald www.wickedlocal.com/danvers	Paid Weekly
Dedham	Dedham Transcript www.wickedlocal.com/dedham	Paid Weekly

Dover	Dover/Sherborn Press www.wickedlocal.com/dover	Paid Weekly
Easton	Easton Journal www.wickedlocal.com/easton	Paid Weekly
Framingham	Westwood Press www.wickedlocal.com/westwood	Paid Weekly
Georgetown	Georgetown Record www.wickedlocal.com/georgetown	Paid Weekly
Hamilton	Hamilton-Wenham Chronicle www.wickedlocal.com/hamilton	Paid Weekly
Hanover	Hanover Mariner www.wickedlocal.com/hanover	Paid Weekly
Hingham	The Hingham Journal www.wickedlocal.com/hingham	Paid Weekly
Holbrook	Holbrook Sun www.wickedlocal.com/holbrook	Paid Weekly
Holden	The Landmark www.thelandmark.com	Paid Weekly
Hopkinton	Hopkinton Crier www.wickedlocal.com/hopkinton	Paid Weekly
Hudson	Hudson Sun www.wickedlocal.com/hudson	Paid Weekly
Hyannis	The Register www.wickedlocal.com/barnstable	Paid Weekly
Hyannis	Barnstable Patriot www.barnstablepatriot.com	Paid Weekly
Ipswich	Ipswich Chronicle www.wickedlocal.com/ipswich	Paid Weekly
Kingston	Kingston Reporter www.wickedlocal.com/kingston	Paid Weekly
Lexington	Lexington Minuteman www.wickedlocal.com/lexington	Paid Weekly
Lincoln	Lincoln Journal www.wickedlocal.com/lincoln	Paid Weekly
Littleton	Littleton Independent www.wickedlocal.com/littleton	Paid Weekly
Malden	Malden Observer www.wickedlocal.com/malden	Paid Weekly
Mansfield	Mansfield News www.wickedlocal.com/mansfield	Paid Weekly
Marblehead	Marblehead Reporter www.wickedlocal.com/marblehead	Paid Weekly
Marion	The Sentinel www.wickedlocal.com/marion	Paid Weekly
Marlborough	Marlborough Enterprise www.wickedlocal.com/marlborough	Paid Weekly
Marshfield	Marshfield Mariner www.wickedlocal.com/marshfield	Paid Weekly
Maynard/Stow	The Beacon-Villager www.wickedlocal.com/maynard	Paid Weekly
Medfield	Medfield Press www.wickedlocal.com/medfield	Paid Weekly
Medford	Medford Transcript www.wickedlocal.com/medford	Paid Weekly
Melrose	Melrose Free Press www.wickedlocal.com/melrose	Paid Weekly
Middleboro	Middleboro Gazette www.southcoasttoday.com	Paid Weekly

Millbury	Millbury Sutton Chronicle www.millburysutton.com www.baystateparent.com	Paid Weekly
Nantucket	Nantucket Inquirer & Mirror www.ack.net www.discovernantucket.com	Paid Weekly
Natick	Natick Bulletin & Tab www.wickedlocal.com/natick	Paid Weekly
New Bedford	Advocate	Paid Weekly
New Bedford	Chronicle	Paid Weekly
New Bedford	Spectator	Paid Weekly
North Andover	North Andover Citizen www.wickedlocal.com/northandover	Paid Weekly
North Grafton	The Grafton News www.thegraftonnews.com	Paid Weekly
Northborough/Southborough	The Northborough/Southborough Villager www.wickedlocal.com/northborough	Paid Weekly
Norwell	Norwell Mariner www.wickedlocal.com/norwell	Paid Weekly
Norwood	Norwood Transcript & Bulletin www.wickedlocal.com/norwood	Paid Weekly
Pembroke	Pembroke Mariner & Express www.wickedlocal.com/pembroke	Paid Weekly
Plymouth	Old Colony Memorial www.wickedlocal.com/plymouth	Paid Weekly
Provincetown	The Provincetown Banner www.wikedlocal.com/provincetown	Paid Weekly
Reading	The Reading Advocate www.wickedlocal.com/reading	Paid Weekly
Rockland	Rockland Standard www.wickedlocal.com/rockland	Paid Weekly
Roslindale	Roslindale Transcript www.wickedlocal.com/roslindale	Paid Weekly
Saugus	Saugus Advertiser www.wickedlocal.com/saugus	Paid Weekly
Scituate	Scituate Mariner www.wickedlocal.com/scituate	Paid Weekly
Sharon	Sharon Advocate www.wickedlocal.com/sharon	Paid Weekly
Shrewsbury	Shrewsbury Chronicle www.wickedlocal.com/shrewsbury	Paid Weekly
Somerville	Somerville Journal www.wickedlocal.com/somerville	Paid Weekly
Stoughton	Stoughton Journal www.wickedlocal.com/stoughton	Paid Weekly
Sudbury	The Sudbury Town Crier www.wickedlocal.com/sudbury	Paid Weekly
Swampscott	Swampscott Reporter www.wickedlocal.com/swampscott	Paid Weekly
Tewksbury	Tewksbury Reporter www.wickedlocal.com/tewksbury	Paid Weekly
Wakefield	Wakefield Observer www.wickedlocal.com/wakefield	Paid Weekly
Walpole	The Walpole Times www.wickedlocal.com/walpole	Paid Weekly
Waltham	Waltham News Tribune www.wickedlocal.com/waltham	Paid Weekly

Wareham	Wareham Courier www.wickedlocal.com/wareham	Paid Weekly
Watertown	Watertown Tab & Press www.wickedlocal.com/watertown	Paid Weekly
Wayland	The Wayland Town Crier www.wickedlocal.com/wayland	Paid Weekly
Wellesley	The Wellesley Townsman www.wickedlocal.com/wellesley	Paid Weekly
West Roxbury	West Roxbury Transcript www.wickedlocal.com/west-roxbury	Paid Weekly
Westborough	Westborough News www.wickedlocal.com/westborough	Paid Weekly
Westford	Westford Eagle www.wickedlocal.com/westford	Paid Weekly
Weston	The Weston Town Crier www.wickedlocal.com/weston	Paid Weekly
Weymouth	Weymouth News www.wickedlocal.com/weymouth	Paid Weekly
Winchester	The Winchester Star www.wickedlocal.com/winchester	Paid Weekly
Bellingham	County Gazette www.wickedlocal.com/franklin	Free Weekly
Boston	Boston Homes www.linkbostonhomes.com	Free Weekly
Bourne	Bourne Courier www.wickedlocal.com/bourne	Free Weekly
Bridgewater	Bridgewater Independent www.wickedlocal.com/bridgewater	Free Weekly
Brookline	Brookline Tab www.wickedlocal.com/brookline	Free Weekly
Canton	Canton Journal www.wickedlocal.com/canton	Free Weekly
Danvers	North Shore Sunday	Free Weekly
Fall River	OJornal www.heraldnews.com/ojournal	Free Weekly
Falmouth	The Bulletin www.wickedlocal.com/falmouth	Free Weekly
Framingham	Framingham Tab www.wickedlocal.com/framingham	Free Weekly
Gloucester	Cape Ann Beacon	Free Weekly
Leominster	Leominster Chronicle www.leominsterchamp.com	Free Weekly
Needham	Needham Times www.wickedlocal.com/needham	Free Weekly
Newburyport	The Newburyport Current www.wickedlocal.com/newburyport	Free Weekly
Newton	Newton Tab www.wickedlocal.com/newton	Free Weekly
Randolph	Randolph Herald www.wickedlocal.com/randolph	Free Weekly
Raynham	Raynham Call www.wickedlocal.com/raynham	Free Weekly
Salem	Salem Gazette www.wickedlocal.com/salem	Free Weekly
Sandwich	Sandwich Broadsider	Free Weekly
Stoneham	Stoneham Sun www.wickedlocal.com/stoneham	Free Weekly

Wilmington	Wilmington Advocate www.wickedlocal.com/wilmington	Free Weekly
Woburn	Woburn Advocate www.wickedlocal.com/woburn	Free Weekly
Fall River	South Coast Life	Shopper
Hyannis	DollarSaver/TMC	Shopper
Middleboro	Middleboro Gazette Extra/TMC www.southcoasttoday.com	Shopper
New Bedford	SouthCoast MarketPlace/TMC	Shopper
Taunton	Yellow Jacket	Shopper
Amesbury	www.wickedlocal.com/amesbury	On-line Only
Ashland	www.wickedlocal.com/ashland	On-line Only
Avon	www.wickedlocal.com/avon	On-line Only
Bellingham	www.wickedlocal.com/bellingham	On-line Only
Berkley	www.wickedlocal.com/berkley	On-line Only
Bolton	www.wickedlocal.com/bolton	On-line Only
Boxborough	www.wickedlocal.com/boxborough	On-line Only
Brewster	www.wickedlocal.com/brewster	On-line Only
Brockton	www.wickedlocal.com/brockton	On-line Only
Chatham	www.wickedlocal.com/chatham	On-line Only
Clinton	www.wickedlocal.com/clinton	On-line Only
Dennis	www.wickedlocal.com/dennis	On-line Only
Dighton	www.wickedlocal.com/dighton	On-line Only
Duxbury	www.wickedlocal.com/duxbury	On-line Only
East Bridgewater	www.wickedlocal.com/bridgewatereast	On-line Only
Eastham	www.wickedlocal.com/eastham	On-line Only
Essex	www.wickedlocal.com/essex	On-line Only
Fall River	www.wickedlocal.com/fall-river	On-line Only
Foxborough	www.wickedlocal.com/foxborough	On-line Only
Gloucester	www.wickedlocal.com/gloucester	On-line Only
Halifax	www.wickedlocal.com/halifax	On-line Only
Hanson	www.wickedlocal.com/hanson	On-line Only
Harvard	www.wickedlocal.com/harvard	On-line Only
Harwich	www.wickedlocal.com/harwich	On-line Only
Holliston	www.wickedlocal.com/holliston	On-line Only
Hopedale	www.wickedlocal.com/hopedale	On-line Only
Hull	www.wickedlocal.com/hull	On-line Only
Lakeville	www.wickedlocal.com/lakeville	On-line Only
Lancaster	www.wickedlocal.com/lancaster	On-line Only
Manchester	www.wickedlocal.com/manchester	On-line Only
Mashpee	www.wickedlocal.com/mashpee	On-line Only
Mattapoisett	www.wickedlocal.com/mattapoisett	On-line Only
Medway	www.wickedlocal.com/medway	On-line Only
Mendon	www.wickedlocal.com/mendon	On-line Only
Middleborough	www.wickedlocal.com/middleborough	On-line Only
Middleton	www.wickedlocal.com/middleton	On-line Only
Milford	www.wickedlocal.com/milford	On-line Only
Millis	www.wickedlocal.com/millis	On-line Only
Millbury	www.centralmassclass.com	On-line Only
Milton	www.wickedlocal.com/milton	On-line Only
Needham	www.bestride.com	On-line Only

	Needham	www.colormagazine.com	On-line Only
	Norfolk	www.wickedlocal.com/norfolk	On-line Only
	North Boston	www.wickedlocal.com/northofboston	On-line Only
	Norton	www.wickedlocal.com/norton	On-line Only
	Orleans	www.wickedlocal.com/orleans	On-line Only
	Plainville	www.wickedlocal.com/plainville	On-line Only
	Plympton	www.wickedlocal.com/plympton	On-line Only
	Quincy	www.wickedlocal.com/quincy	On-line Only
	Rehoboth	www.wickedlocal.com/rehoboth	On-line Only
	Rochester	www.wickedlocal.com/rochester	On-line Only
	Rockport	www.wickedlocal.com/rockport	On-line Only
	Sandwich	www.wickedlocal.com/sandwich	On-line Only
	Sherborn	www.wickedlocal.com/sherborn	On-line Only
	Somerset	www.wickedlocal.com/somerset	On-line Only
	Southborough	www.wickedlocal.com/southborough	On-line Only
	Stow	www.wickedlocal.com/stow	On-line Only
	Swansea	www.wickedlocal.com/swansea	On-line Only
	Taunton	www.wickedlocal.com/taunton	On-line Only
	Topsfield	www.wickedlocal.com/topsfield	On-line Only
	Truro	www.wickedlocal.com/truro	On-line Only
	Upton	www.wickedlocal.com/upton	On-line Only
	Wellfleet	www.wickedlocal.com/wellfleet	On-line Only
	Wenham	www.wickedlocal.com/wenham	On-line Only
	West Bridgewater	www.wickedlocal.com/bridgewaterwest	On-line Only
	West Port	www.wickedlocal.com/westport	On-line Only
	Whitman	www.wickedlocal.com/whitman	On-line Only
	Wrentham	www.wickedlocal.com/wrentham	On-line Only
	Yarmouth	www.wickedlocal.com/yarmouth	On-line Only
Michigan	Adrian	The Daily Telegram www.lenconnect.com	Daily
	Cheboygan	Cheboygan Daily Tribune www.cheboygannews.com www.mackinacjournal.com	Daily
	Coldwater	The Daily Reporter www.thedailyreporter.com	Daily
	Hillsdale	Hillsdale Daily News www.hillsdale.net	Daily
	Holland	The Holland Sentinel www.hollandsentinel.com	Daily
	Ionia	Sentinel-Standard www.sentinel-standard.com	Daily
	Monroe	The Monroe News www.monroenews.com www.20creative.com www.savingssensemonroe.com www.monroetalks.com	Daily
	Sault Ste Marie	The Evening News www.sooeveningnews.com	Daily
	Sturgis	Sturgis Journal www.sturgisjournal.com	Daily
	Monroe	Bedford Now www.bedfordnow.com	Free Weekly

	Adrian	Adrian Access Shopper www.accessshoppersguide.com	Shopper
	Allegan	Flashes Shopping Guide (Allegan/Lakeshore) www.flashespublishers.com	Shopper
	Cheboygan	Shopper Fair	Shopper
	Coldwater	The Reporter Extra	Shopper
	Coldwater	Coldwater Shoppers Guide	Shopper
	Hillsdale	Tip Off Shopping Guide www.tipoffonline.com	Shopper
	Holland	Flashes Shopping Guide (Holland/Zeeland) www.flashespublishers.com	Shopper
	Ionia	Sentinel-Standard TMC	Shopper
	Monroe	Cover Story	Shopper
	Sault Ste Marie	Tri County Buyers Guide	Shopper
	Sturgis	Sturgis Gateway Shopper	Shopper
Minnesota	Crookston	Crookston Daily Times www.crookstontimes.com	Daily
	Cottonwood	Tri-County News	Paid Weekly
	Granite Falls	Granite Falls Advocate-Tribune www.granitefallsnews.com	Paid Weekly
	Montevideo	Montevideo American News www.montenews.com	Paid Weekly
	Redwood Falls	Redwood Gazette www.redwoodfallsgazette.com	Paid Weekly
	Sleepy Eye	Sleepy Eye Herald Dispatch www.sleepyeyenews.com	Paid Weekly
	St James	St James Plaindealer www.stjamesnews.com	Paid Weekly
	Wabasso	The Wabasso Standard	Paid Weekly
	Crookston	Crookston Valley Shopper	Shopper
	Montevideo	The Star Advisor www.montenews.com	Shopper
	Sleepy Eye	Brown County Reminder	Shopper
	St James	Town and Country Shopper	Shopper
Missouri	Camdenton	Lake Sun Leader www.lakenewsonline.com	Daily
	Chillicothe	Constitution Tribune www.chillicothenews.com	Daily
	Columbia	Columbia Daily Tribune www.columbiatribune.com www.themovecolumbia.com	Daily
	Hannibal	Hannibal Courier Post www.hannibal.net	Daily
	Independence	The Examiner www.examiner.net	Daily
	Kirksville	Kirksville Daily Express & News www.kirksvilledailyexpress.com	Daily
	Mexico	The Mexico Ledger www.mexicoledger.com	Daily
	Moberly	Moberly Monitor Index www.moberlymonitor.com	Daily
	Neosho	Neosho Daily News www.neoshodailynews.com	Daily
	Rolla	Rolla Daily News www.therolladailynews.com	Daily

	Aurora	Aurora Advertiser www.auroraadvertiser.net	Paid Weekly
	Boonville	Boonville Daily News www.boonvilledailynews.com	Paid Weekly
	Brookfield	The Linn County Leader www.linncountyleader.com	Paid Weekly
	Boonville	Boonslick Shopper	Free Weekly
	Camdenton	West Side Star www.lakenewsonline.com	Free Weekly
	Hannibal	Salt River Journal	Free Weekly
	Osage Beach	Lake Area News Focus	Free Weekly
	Osage Beach	Lake of the Ozarks Real Estate	Free Weekly
	Osage Beach	Tube Tab	Free Weekly
	Osage Beach	Vacation News	Free Weekly
	Rolla	Rolla Daily News Extra	Free Weekly
	Brookfield	Sho-Me Shopper	Shopper
	Camdenton	Lake Sun Extra	Shopper
	Chillicothe	Chillicothe C-T Shopper	Shopper
	Columbia	Wednesday EXTRA	Shopper
	Columbia	Sunday EXTRA	Shopper
	Joplin	Big Nickel	Shopper
	Kirksville	Nemo Trader	Shopper
	Kirksville	Kirksville Crier	Shopper
	Mexico	Mexico Extra	Shopper
	Osage Beach	Lake of the Ozarks Boats	Shopper
Nebraska	Nebraska City	Nebraska City News Press www.ncnewspress.com	Paid Weekly
	Syracuse	Syracuse Journal Democrat www.journaldemocrat.com	Paid Weekly
	Nebraska City	Penny Press 1	Shopper
New Hampshire	Dover	Foster’s Daily Democrat www.fosters.com	Daily
	Portsmouth	Portsmouth Herald www.seacoastonline.com	Daily
	Exeter	Exeter News-Letter	Paid Weekly
	Hampton	Hampton Union	Paid Weekly
	Portsmouth	Seacoast Sunday	Paid Weekly
New Jersey	Willingboro	Burlington County Times www.burlingtoncountytimes.com	Daily
New York	Canandaigua	Daily Messenger www.mpnnow.com www.mpnnow.com/commercialprinting	Daily
	Corning	The Leader www.the-leader.com	Daily
	Herkimer	Times Telegram www.timestelegram.com	Daily
	Hornell	Evening Tribune www.eveningtribune.com	Daily
	Middletown	Times Herald-Record www.recordonline.com	Daily
	Utica	Utica Observer-Dispatch www.uticaod.com	Daily
	Dansville	Genesee Country Express www.dansvilleonline.com	Paid Weekly

	Hamilton	Mid-York Weekly	Paid Weekly
	Newark/Palmyra	Wayne Post www.waynepost.com	Paid Weekly
	Penn Yan	The Chronicle-Express www.chronicle-express.com	Paid Weekly
	Bath	Steuben Courier-Advocate www.steubencourier.com	Free Weekly
	Brighton/Pittsford, Fairport/East Rochester and Henrietta	The Post Serving Brighton/Pittsford, Fairport/East Rochester and Henrietta www.monroecopost.com	Free Weekly
	Canandaigua/Victor	Canandaigua Community Post	Free Weekly
	Greece, Gates-Chili	The Post Serving Greece, Gates-Chili www.monroecopost.com	Free Weekly
	Middletown	The Gazette www.hudsonvalley.com	Free Weekly
	Middletown	Pointer View www.pointerview.com	Free Weekly
	Utica	The Pennysaver	Free Weekly
	Victor	Victor Post www.monroecopost.com	Free Weekly
	Webster/Irondequoit and Penfield	The Post Serving Webster/Irondequoit and Penfield www.monroecopost.com	Free Weekly
	Corning	Corning Pennysaver	Shopper
	Herkimer	Your Valley	Shopper
	Hornell	Pennysaver Plus	Shopper
	Horseheads	The Shopper	Shopper
	Lyons	Lyons Shopping Guide	Shopper
	Middletown	Extra/TMC	Shopper
	Newark	Newark Pennysaver	Shopper
	Penn Yan	Chronicle Ad-Visor	Shopper
	Sodus	Sodus Pennysaver	Shopper
	Wayne County	Timesaver	Shopper
North Carolina	Asheboro	The Courier-Tribune www.courier-tribune.com www.courier-tribune.com/thrive-magazine www.courier-tribune.com/get-this	Daily
	Burlington	Times-News www.thetimesnews.com	Daily
	Fayetteville	The Fayetteville Observer www.fayobserver.com	Daily
	Gastonia	The Gaston Gazette www.gastongazette.com	Daily
	Hendersonville	Times-News www.blueridgenow.com	Daily
	Jacksonville	The Daily News www.jdnews.com	Daily
	Kinston	The Free Press www.kinston.com	Daily
	Lexington	The Dispatch www.the-dispatch.com	Daily
	New Bern	Sun Journal www.newbernsj.com	Daily
	Shelby	The Star www.shelbystar.com	Daily

	Wilmington	Star News www.starnewsonline.com	Daily
	Asheville	IWANNA Asheville	Paid Weekly
	Greenville	IWANNA Greenville	Paid Weekly
	Havelock	Havelock News www.havenews.com	Paid Weekly
	Fayetteville	Camp Lejeune Globe www.camplejeuneglobe.com	Free Weekly
	Fayetteville	Ft. Bragg Life	Free Weekly
	Fayetteville	Ft. Bragg Paraglide www.paraglideonline.net	Free Weekly
	Surf City	Topsail Advertiser	Free Weekly
	Asheboro	CT Marketplace	Shopper
	Fayetteville	Sandspur	Shopper
	Fayetteville	Observer Marketplace	Shopper
North Dakota	Devils Lake	Devils Lake Daily Journal www.devilslakejournal.com	Daily
	Devils Lake	The Country Peddler	Shopper
Ohio	Akron	Akron Beacon Journal www.ohio.com	Daily
	Alliance	The Alliance Review www.the-review.com	Daily
	Ashland	The Times-Gazette www.times-gazette.com	Daily
	Cambridge	The Daily Jeffersonian www.daily-jeff.com	Daily
	Kent	Record-Courier www.record-courier.com www.mytownneo.com	Daily
	Canton	The Repository www.cantonrep.com www.fridaynightohio.com	Daily
	Columbus	The Columbus Dispatch www.dispatch.com	Daily
	Dover/New Philadelphia	The Times-Reporter www.timesreporter.com	Daily
	Massillon	The Independent www.indeonline.com	Daily
	Wooster	The Daily Record www.the-daily-record.com www.goodtimesohio.com	Daily
	Barnesville	Barnesville Enterprise www.barnesville-enterprise.com	Paid Weekly
	Newcomerstown	Newcomerstown News www.newcomerstown-news.com	Paid Weekly
	Akron	Sunday Mall	Free Weekly
	Alliance	The News Leader	Free Weekly
	Alliance	Press-News	Free Weekly
	Ashland	Mohican Area Shopper	Free Weekly
	Bexley	This Week Bexley www.thisweeknews.com/bexley	Free Weekly
	Clintonville	This Week Clintonville (Booster) www.thisweeknews.com/clintonville	Free Weekly
	Columbus	The Bag	Free Weekly

Columbus	Alive	Free Weekly
Columbus	This Week Westside www.thisweeknews.com/west-side	Free Weekly
Delaware	This Week Delaware www.thisweeknews.com/delaware	Free Weekly
Dublin	This Week Dublin www.thisweeknews.com/dublin	Free Weekly
German Village	This Week German Village www.thisweeknews.com/german-village	Free Weekly
Grandview	This Week Grandview www.thisweeknews.com/grandview	Free Weekly
Green	The Suburbanite www.thesuburbanite.com	Free Weekly
Grove City	This Week Grove City www.thisweeknews.com/grove-city	Free Weekly
Hilliard	This Week Hilliard www.thisweeknews.com/hilliard	Free Weekly
Kent	Falls News-Press	Free Weekly
Kent	Stow Sentry	Free Weekly
Kent	Tallmadge Express	Free Weekly
Kent	Hudson Hub Times	Free Weekly
Kent	Twinsburg Bulletin	Free Weekly
Kent	The News Leader	Free Weekly
Kent	Aurora Advocate	Free Weekly
New Albany	This Week New Albany www.thisweeknews.com/new-albany	Free Weekly
Northland	This Week Northland www.thisweeknews.com/northland	Free Weekly
Northwest	This Week Northwest www.thisweeknews.com/northwest	Free Weekly
Olentangy	This Week Olentangy www.thisweeknews.com/olentangy	Free Weekly
Pickerington	This Week Pickerington www.thisweeknews.com/pickerington	Free Weekly
Reynoldsburg	This Week Reynoldsburg www.thisweeknews.com/reynoldsburg	Free Weekly
Rocky Fork	This Week Rocky Fork www.thisweeknews.com/gahanna	Free Weekly
Upper Arlington	This Week Upper Arlington www.thisweeknews.com/upper-arlington	Free Weekly
Westerville	This Week Westerville www.thisweeknews.com/westerville	Free Weekly
Whitehall	This Week Whitehall www.thisweeknews.com/whitehall	Free Weekly
Winchester	This Week Canal Winchester www.thisweeknews.com/canal-winchester	Free Weekly
Worthington	This Week Worthington www.thisweeknews.com/worthington	Free Weekly
Alliance	Mr. Thrifty #1	Shopper
Alliance	Mr. Thrifty #3	Shopper
Alliance	Marketplace 44641	Shopper
Cambridge	The Jeff Shopper	Shopper
Canton	The Wrap	Shopper
Dover/New Philadelphia	TMC-ExTRa	Shopper
Wooster	The Homes County Shopper	Shopper

	Wooster	Smart Shopper Coupon	Shopper
	Columbus	www.buckeyeextra.com	On-line Only
	Columbus	www.bluejacketextra.com	On-line Only
	Columbus	www.thisweeksports.com	On-line Only
	Columbus	www.columbusalive.com	On-line Only
	Columbus	www.columbusceo.com	On-line Only
	Columbus	www.columbusmonthly.com	On-line Only
Oklahoma	Ardmore	The Daily Ardmoreite www.ardmoreite.com	Daily
	Bartlesville	Examiner Enterprise www.examiner-enterprise.com	Daily
	Miami	Miami News-Record www.miamiok.com	Daily
	Oklahoma City	The Oklahoman www.oklahoman.com www.newsok.com	Daily
	Shawnee	The Shawnee News-Star www.news-star.com	Daily
	Grove	Grove Sun www.grandlakenews.com	Paid Weekly
	Jay	Delaware County Journal www.grandlakenews.com	Paid Weekly
	Pawhuska	Pawhuska Journal-Capital www.pawhuskajournalcapital.com	Paid Weekly
	Ardmore	Entertainment Spotlight	Shopper
	Bartlesville	Hometown Shopper	Shopper
	Miami	Northeast Oklahoma Trading Post	Shopper
Oregon	Eugene	The Register-Guard www.registerguard.com www.ducksports.com	Daily
	Eugene	Emerald Valley Shopper	Free Weekly
	Eugene	Yes!	Free Weekly
Pennsylvania	Beaver	Beaver County Times www.timesonline.com	Daily
	Doylestown	The Intelligencer www.theintell.com	Daily
	Ellwood City	Ellwood City Ledger www.ellwoodcityledger.com	Daily
	Erie	Erie Times News www.goerie.com www.goerie.com/local/crawford-county	Daily
	Honesdale	The Wayne Independent www.wayneindependent.com	Daily
	Levittown	Bucks County Courier Times www.buckscountycuriertimes.com	Daily
	Stroudsburg	Pocono Record www.poconorecord.com	Daily
	Waynesboro	The Record Herald www.therecordherald.com	Daily
	Carbondale	The Villager www.moscowvillager.com	Paid Weekly
	Carbondale	Carbondale News www.thecarbondalenews.com	Paid Weekly
	Greencastle	The Echo Pilot www.echo-pilot.com	Paid Weekly

	Hawley	News Eagle www.neagle.com	Paid Weekly
	Stroudsburg	Pike & Monroe Life	Free Weekly
	Hawley	The Pike Pennysaver	Shopper
	Honesdale	The Independent Extra	Shopper
	Stroudsburg	Plus/TMC	Shopper
Rhode Island	Newport	The Newport Daily Independent www.newportri.com/newportdailynews	Daily
	Providence	The Providence Journal www.providencejournal.com	Daily
	Providence	Providence Journal Express	Shopper
South Carolina	Spartanburg	Herald-Journal www.goupstate.com	Daily
	Jasper	Jasper County Sun Times www.jaspersuntimes.com	Paid Weekly
	Barnwell	The People-Sentinel www.thepeoplesentinel.com	Free Weekly
	Bluffton	Bluffton Today www.blufftontoday.com	Free Weekly
	Bluffton	The Sun Today	Free Weekly
Tennessee	Columbia	Columbia Daily Herald www.columbiadailyherald.com	Daily
	Oak Ridge	The Oak Ridger www.oakridger.com	Daily
	Columbia	The Advertiser News www.advertisernews.biz	Free Weekly
	Columbia	Value Guide	Shopper
Texas	Amarillo	Amarillo Globe-News www.amarillo.com	Daily
	Austin	Austin American-Statesman www.statesman.com www.austin360.com www.hookem.com	Daily
	Lubbock	Lubbock Avalanche-Journal www.lubbockonline.com	Daily
	Sherman	Herald Democrat www.heralddemocrat.com	Daily
	Waxahachie	Waxahachie Daily Light www.waxahachietx.com	Daily
	Alice	Alice Echo-News Journal www.alicetx.com	Paid Weekly
	Ballinger	Ballinger Ledger	Paid Weekly
	Brownwood	Brownwood Bulletin www.brownwoodtx.com	Paid Weekly
	Glen Rose	Glen Rose Reporter www.yourglenrosetx.com	Paid Weekly
	Midlothian	Midlothian Mirror www.midlothianmirror.com	Paid Weekly
	Robstown	Neuces County Record Star www.recordstar.com	Paid Weekly
	Stephenville	Stephenville Empire-Tribune www.yourstephenvilletx.com	Paid Weekly
	Van Alstyne	Van Alstyne Leader www.vanalsyneleader.com	Paid Weekly

	Anna	Anna-Melissa Tribune www.amtrib.com	Free Weekly
	Austin	Westlake Picayune	Free Weekly
	Austin	Lake Travis View	Free Weekly
	Austin	Pflugerville Pflag	Free Weekly
	Bastrop	Bastrop Advertiser	Free Weekly
	Bastrop	Smithville Times	Free Weekly
	Bastrop	Bryan County News	Free Weekly
	Prosper	Prosper Press www.prosperpressnews.com	Free Weekly
	Round Rock	Round Rock Leader	Free Weekly
	Amarillo	West Texas Life	Shopper
	Austin	Austin360 This Week	Shopper
	Brownsville	Valley Bargain Book-South www.valleybargainbook.com	Shopper
	Brownwood	Heartland Trading Post	Shopper
	Corpus Christi	Ad Sack www.adsack.com	Shopper
	Harlingen	Valley Bargain Book-North www.valleybargainbook.com	Shopper
	Laredo	Laredo Bargain Book	Shopper
	Lubbock	West Texas Life	Shopper
	McAllen	Valley Town Crier www.yourvalleyvoice.com	Shopper
	McAllen	Edinburg Review	Shopper
	Sherman	Grayson County Shopper www.heralddemocrat.com/shopper	Shopper
	Stephenville	Cross Timbers Trading Post	Shopper
	Waxahachie	Ellis County Trading Post	Shopper
Virginia	Petersburg	The Progress-Index www.progress-index.com	Daily
West Virginia	Keyser	Mineral Daily News Tribune www.newstribune.info	Daily
	Ripley	The Jackson Herald www.jacksonnewspapers.com	Paid Weekly
	Ripley	The Jackson Star News www.jacksonnewspapers.com	Paid Weekly
	Keyser	Today’s Shopper	Shopper

BridgeTower

State	City	Masthead	Frequency
Massachusetts	Boston	Massachusetts Lawyers Weekly	Paid Weekly
	Boston	New England In House	Free Quarterly
	Boston	MA Advance Sheets	Paid Monthly
	Boston	MA Rules Service	Paid Online
	Boston	Real Estate Bar Association News	Insert Five times per year
	Boston	Massachusetts Association of Trial Attorneys	Insert Three times per year
	Boston	Client Newsletters	Quarterly
	Boston	Rhode Island Lawyers Weekly	Paid Weekly
Missouri	St. Louis	St. Louis Daily Record	Daily
	St. Louis	The St. Louis Countian	Daily
	St. Louis	The Jefferson Countian	Paid Weekly
	St. Louis	The Daily Record Kansas City	Daily
	St. Louis	St. Charles County Business Record	Daily
	St. Louis	Missouri Lawyers Weekly	Paid Weekly
	St. Louis	Missouri Medical Law Report	Free Quarterly
New York	Rochester	The Daily Record	Daily
	Rochester	Foreclosures at a Glance	Paid Weekly
	Rochester	Rochester Business Journal	Paid Weekly
	Ronkonkoma	Long Island Business News	Paid Weekly
	Ronkonkoma	Who’s Who	Seven times per year
	Ronkonkoma	Nassau Bar	Monthly
Oklahoma	Oklahoma City	The Journal Record	Daily
	Oklahoma City	Journal Record Legislative Report	Paid Online
	Oklahoma City	Alert Paging Service	Paid Online
	Oklahoma City	Tinker Take Off	Free Weekly
	Oklahoma City	Tinker Living	Free Monthly Insert
	Oklahoma City	Square Feet	Quarterly Insert
	Oklahoma City	Briefcase	Monthly
North Carolina	Charlotte	The Mecklenburg Times	Paid Weekly
	Charlotte	North Carolina Lawyers Weekly	Paid Weekly
	Charlotte	Liberty Mutual Insert	Insert Two times per year
	Charlotte	South Carolina Lawyers Weekly	Paid Weekly
	Charlotte	Carolina Paralegal News	Bi-Monthly
	Charlotte	E-Advantage Foreclosure Database	Daily Database
	Greensboro	Casual Living	Paid Monthly
	Greensboro	Designers Today	Paid Monthly
	Greensboro	Furniture Today	Paid Monthly
	Greensboro	Gifts and Dec	Paid Monthly
	Greensboro	Home Accents	Paid Monthly
	Greensboro	HFN	Paid Monthly
	Greensboro	Home Textiles Today	Paid Monthly
Arizona	Phoenix	Arizona Capitol Times	Paid Weekly
	Phoenix	Yellow Sheet Report	Daily
	Phoenix	Legislation On Line Arizona	Paid Online

	Phoenix	Legislative Report	Daily
	Phoenix	Green Book	Paid Annual
	Phoenix	AZ Edge	Free Five times per year
Minnesota	Minneapolis	Finance & Commerce	Daily
	Minneapolis	Minnesota Lawyer	Paid Weekly
	Minneapolis	Twin City Tenant	Semi-Annual
Wisconsin	Milwaukee	Daily Reporter	Daily
	Milwaukee	Job Trac	Paid Database
	Milwaukee	Sheriff Sales	Paid Weekly
	Milwaukee	Wisconsin Law Journal	Paid Weekly
South Carolina	Charleston	Charleston Regional Business Journal	Paid Weekly
	Columbia	Columbia Regional Business Report	Bi-Monthly
	Greenville	GSA Business Report	Paid Bi-Monthly
	South Carolina	SCBIZ Magazine	Paid Quarterly
Louisiana	Metairie	Daily Journal of Commerce	Paid Weekly/Project
	Metairie	New Orleans City Business	Paid Weekly
	Metairie	Path to Excellence	Free Quarterly Insert
Maryland	Baltimore	The Daily Record	Daily
	Baltimore	Path to Excellence	Eight times per year
	Baltimore	MD Family Law	Paid Monthly
Oregon	Portland	Daily Journal of Commerce	Paid Weekly
	Portland	Project Center	Paid Database
	Portland	NAMC	Quarterly
Pennsylvania	Lehigh Valley	Lehigh Valley Business	Paid Weekly
	South Central PA	Central Penn Business Journal	Paid Weekly
	South Central PA	Central Penn Parent	Monthly
Idaho	Boise	Idaho Business News	Paid Weekly
	Boise	Square Feet	Quarterly
Virginia	Richmond	Virginia Lawyers Weekly	Paid Weekly
	Richmond	Virginia Med Law Report	Free Bi-Monthly
Michigan	Detroit	Michigan Lawyers Weekly	Paid Weekly
New Jersey	New Jersey	NJBIZ	Paid Weekly
USA	National	Pet Age	Free Monthly

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
Our Company primarily generates revenue in three geographic regions: the Northeast, the Midwest, and the Southeast. During the year ended December 30, 2018, approximately 30% of our total revenues were generated in four states in the Northeast: Massachusetts, Pennsylvania, New York, and Rhode Island. During the same period, approximately 24% of our total revenues were generated in three states in the Midwest: Ohio, Nebraska, and Illinois. Also during the same period, approximately 22% of our total revenues were generated in two states in the Southeast: Florida and North Carolina. As a result of this geographic concentration, our financial results, including advertising and circulation revenue, depend largely upon economic conditions in these principal market areas. Accordingly, adverse economic developments within these three regions in particular could significantly affect our consolidated operations and financial results.
Our indebtedness and any future indebtedness may limit our financial and operating activities and our ability to incur additional debt to fund future needs or dividends.
As of December 30, 2018, New Media’s outstanding indebtedness consists primarily of the New Media Credit Agreement. The New Media Credit Agreement provided for (i) a $200 million senior secured term facility, (ii) a $25 million senior secured revolving credit facility, with a $5 million sub-facility for letters of credit and a $5 million sub-facility for swing loans, and (iii) the ability for us to request one or more new commitments for term loans or revolving loans from time to time up to an aggregate total of $75 million (the "Incremental Facility"), subject to certain conditions. On September 3, 2014, the New Media Credit Agreement was amended to provide for additional term loans under the Incremental Facility in an aggregate principal amount of $25 million. On November 20, 2014, the New Media Credit Agreement was further amended to increase the amount available thereunder for incremental term loans from $75 million to $225 million in order to facilitate the financing of the acquisition of substantially all of the assets from Halifax Media Group LLC. On January 9, 2015, the New Media Credit

Agreement was amended to provide for additional term loans and revolving commitments under the Incremental Facility in a combined aggregate principal amount of $152 million and to make certain amendments to the Revolving Credit Facility. On February 13, 2015, the New Media Credit Agreement was amended to, amongst other things, replace the existing term loans with a new class of replacement term loans with extended call protection. On March 6, 2015, the New Media Credit Agreement was amended to provide for $15 million in additional revolving commitments under the Incremental Facility. On May 29, 2015, the New Media Credit Agreement was amended to provide for $25 million in additional term loans under the Incremental Facility. On July 14, 2017, the New Media Credit Agreement was amended to, among other things, (i) extend the maturity date of the outstanding term loans to July 14, 2022 (the “Extended Term Loans”), (ii) extend the maturity date of the revolving credit facility to July 14, 2021, (iii) provide for additional dollar-denominated term loans in an aggregate principal amount of $20 million (the “2017 Incremental Term Loans”) on the same terms as the Extended Term Loans and (iv) increase the amount of the incremental facility that may be requested on or after the date of the amendment (inclusive of the 2017 Incremental Term Loans) to $100 million. On February 16, 2018, the New Media Credit Agreement was amended to provide for additional dollar-denominated term loans in an aggregate principal amount of $50 million under the Incremental Facility. On November 28, 2018, the New Media Credit Agreement was amended to provide for additional dollar-denominated term loans in an aggregate principal amount of $30 million under the Incremental Facility.
The Halifax Alabama Credit Agreement (as defined below), which arose from debt obligations assumed by us in connection with our acquisition of substantially all of the assets from Halifax Media Group LLC on January 9, 2015, is comprised of debt in the principal amount of $8 million that bore interest at the rate of LIBOR plus 6.25% per annum (with a minimum of 1% LIBOR) payable quarterly in arrears. On May 15, 2018, the Halifax Alabama Credit Agreement was amended to reduce the interest rate to 2% per annum. The principal may be repaid without a premium or penalty. The Advantage Alabama Debt (as defined below) matures on March 31, 2019.
As of December 30, 2018, $8 million was outstanding under the Halifax Alabama Credit Agreement.
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
Discontinuation, reform or replacement of LIBOR, or uncertainty related to the potential for any of the foregoing, may adversely affect us
The U.K. Financial Conduct Authority announced in 2017 that LIBOR could be effectively discontinued after 2021.  In addition, other regulators have suggested reforming or replacing other benchmark rates.  The discontinuation, reform or replacement of LIBOR or any other benchmark rates may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets. Uncertainty as to the nature of such potential discontinuation, reform or replacement may negatively impact the volatility of LIBOR rates.
Under our existing Term Loans, if LIBOR becomes unavailable or if LIBOR ceases to accurately reflect the costs to the lenders, we may be required to pay interest under an alternative base rate which could cause the amount of interest payable on the Term Loans to be materially different than expected.  We may choose in the future to pursue an amendment to our existing Term Loans to provide for a transition mechanism or other reference rate in anticipation of LIBOR’s discontinuation, but we can give no assurance that we will be able to reach agreement with our lenders on any such amendment.
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
We have announced our intent to distribute a portion of our free cash flow generated from operations or other sources as a dividend to our stockholders, through a quarterly dividend, subject to satisfactory financial performance, approval by our Board of Directors and dividend restrictions in the New Media Credit Agreement. The Board of Directors’ determinations regarding dividends will depend on a variety of factors, including the Company’s GAAP net income, free cash flow generated from operations or other sources, liquidity position and potential alternative uses of cash, such as acquisitions, as well as economic conditions and expected future financial results. Although we recently paid a third quarter 2018 cash dividend of $0.38 per share of Common Stock and have paid regularly quarterly dividends since the third quarter of 2014, there can be no guarantee that we will continue to pay dividends in the future or that this recent dividend is representative of the amount of any future dividends. Our ability to declare future dividends will depend on our future financial performance, which in turn depends on the successful implementation of our strategy and on financial, competitive, regulatory, technical and other factors, general economic conditions, demand and selling prices for our products and other factors specific to our industry or specific projects, many of which are beyond our control. Therefore, our ability to generate free cash flow depends on the performance of our operations and could be limited by decreases in our profitability or increases in costs, capital expenditures or debt servicing requirements.
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
Our business strategy relies on acquisitions. We expect to derive a significant portion of our growth by acquiring businesses and integrating those businesses into our existing operations. We continue to seek acquisition opportunities; however, we may not be successful in identifying acquisition opportunities, assessing the value, strengths and weaknesses of these opportunities or consummating acquisitions on acceptable terms. Furthermore, suitable acquisition opportunities may not even be made available or known to us. In addition, valuations of potential acquisitions may rise materially, making it economically unfeasible to complete identified acquisitions.
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
If we are unable to retain and grow our digital audience and advertiser base, our digital business will be adversely affected.
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
A basic raw material for our publications is newsprint. We generally maintain a 45 to 55-day inventory of newsprint. An inability to obtain an adequate supply of newsprint at a favorable price or at all could have a material adverse effect on our ability to produce our publications. Historically, the price of newsprint has been volatile, reaching a high of approximately $823 per metric ton in 2008 and experiencing a low of almost $410 per metric ton in 2002. The average price of newsprint during 2018 was approximately $728 per metric ton. Recent and future consolidation of major newsprint suppliers may adversely affect price competition among suppliers. Tariffs, duties and other restrictions on non-U.S. suppliers of newsprint have increased and may in the future increase the price of newsprint and/or limit the supply of available newsprint. Significant increases in newsprint costs for properties and periods not covered by our newsprint vendor agreement could have a material adverse effect on our financial condition and results of operations.
We have experienced declines in advertising revenue, and further declines, which could adversely affect our results of operations and financial condition, may occur.
Excluding acquisitions, we have experienced declines in advertising revenue, notably, in traditional print advertising, due in part to advertisers’ shift from print to digital media. We continue to search for organic growth opportunities, including in our digital advertising business, and for ways to stabilize print revenue declines through new product launches and pricing.

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
Our business is concentrated in newspapers and other print publications located primarily in small and mid-size markets in the United States. Our revenues primarily consist of advertising and paid circulation. Competition for advertising revenues and paid circulation comes from direct mail, directories, radio, television, outdoor advertising, other newspaper publications, the internet and other media. For example, as the use of the internet and mobile devices has increased, we have lost some classified advertising and subscribers to online advertising businesses and our free internet sites that contain abbreviated versions of our publications. Competition for advertising revenues is based largely upon advertiser results, advertising rates, readership, demographics and circulation levels. Competition for circulation is based largely upon the content of the publication and its price and editorial quality. Our local and regional competitors vary from market to market, and many of our competitors for advertising revenues are larger and have greater financial and distribution resources than us. We may incur increased costs competing for advertising expenditures and paid circulation. We may also experience further declines of circulation or print advertising revenue due to alternative media. If we are not able to compete effectively for advertising expenditures and paid circulation, our revenues may decline.
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
Overall daily newspaper circulation subscribers, including national and urban newspapers, has declined in recent years. For the year ended December 30, 2018, our circulation revenue increased by $100.6 million, or 21.2%, as compared to the year ended December 31, 2017, while our acquisitions during the year added $122.2 million of circulation revenue. There can be no assurance that our circulation revenue will not decline in the future. We have been able to maintain annual circulation revenue from existing operations in recent years through, among other things, increases in per copy prices. However, there can be no assurance that we will be able to continue to increase prices to offset any declines in the number of subscribers. Further declines in the number of subscribers could impair our ability to maintain or increase our advertising prices, cause purchasers of advertising in our publications to reduce or discontinue those purchases and discourage potential new advertising customers, all of which could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay dividends.
The increasing popularity of digital media and the fragmentation of audience resulting from the rapidly changing number of available digital media options could also adversely affect the number of subscribers of our content, which may decrease circulation revenue and cause more marked declines in advertising. Further, readership demographics and habits may change over time. If we are not successful in offsetting such declines in revenues from our print products, our business, financial condition and prospects will be adversely affected.
The value of our intangible assets may become impaired, depending upon future operating results.
As of July 2, 2018, we reorganized our reporting units to align with our new management structure. The Eastern US Publishing, Central US Publishing ("Central") and Western US Publishing ("West") and Recent Acquisitions reporting units were consolidated into one reporting unit called Newspapers. BridgeTower remains a separate reporting unit. Due to the change in the composition of the reporting units, the Company performed an additional goodwill impairment test and assessment of mastheads for impairment after the reorganization. Fair values of the reporting units were determined to be greater than the carrying value of the reporting units. In addition, the estimated fair value exceeded the carrying value for all mastheads, so there was no impairment. However, the fair value of mastheads exceeded carrying value by less than 10% in the former West reporting unit.
At December 30, 2018 the carrying value of our goodwill is $310.7 million, mastheads is $115.9 million, and the carrying value of our amortizable intangible assets is $370.2 million. The indefinite-lived assets (goodwill and mastheads) are subject to annual impairment testing and more frequent testing upon the occurrence of certain events or significant changes in our circumstances that indicate all or a portion of their carrying values may no longer be recoverable, in which case a non-cash charge to earnings may be necessary in the relevant period. We may subsequently experience market pressures which could cause future cash flows to decline below our current expectations, or volatile equity markets could negatively impact market factors used in the impairment analysis, including earnings multiples, discount rates, and long-term growth rates. Any future evaluations requiring an asset impairment charge for goodwill or other intangible assets would adversely affect future reported results of operations and shareholders’ equity.
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
In recent years, we have experienced significant increases in the cost of employee benefits because of economic factors beyond our control, including increases in health care costs. At least some of these factors may continue to put upward pressure on the cost of providing medical benefits. Although we have actively sought to control increases in these costs, there can be no assurance that we will succeed in limiting cost increases, and continued upward pressure could reduce the profitability of our businesses.
Our pension and postretirement plans were underfunded by $24.5 million at December 30, 2018. Our pension plans invest in a variety of equity and debt securities. Future volatility and disruption in the equity and bond markets could cause declines in the asset values of our pension plans. In addition, decreases in the discount rate used to determine minimum funding requirements could result in increased future contributions. If either occurs, we may need to make additional pension contributions above what is currently estimated, which could reduce the cash available for our businesses.
We may not be able to protect intellectual property rights upon which our business relies and, if we lose intellectual property protection, our assets may lose value.
Our business depends on our intellectual property, including, but not limited to, our titles, mastheads, content and proprietary software, which we may attempt to protect through patents, copyrights, trade laws and contractual restrictions, such as confidentiality agreements. We believe our proprietary and other intellectual property rights are important to our success and our competitive position.
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
As of December 30, 2018, we employed 10,638 employees, of whom 1,225 (or approximately 12%) were represented by 43 unions. 78% of the unionized employees are in four states: Ohio, Rhode Island, Massachusetts and Illinois and represent 30%, 21%, 14% and 13% of all our union employees, respectively.
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

Adverse economic conditions in the United States may increase our exposure to losses resulting from financial distress, insolvency and the potential bankruptcy of our advertising customers. We recorded write-offs of accounts receivable relating to recent bankruptcies of national retailers, including Sears and Bon Ton, among others. Our accounts receivable is stated at net estimated realizable value, and our allowance for doubtful accounts has been determined based on several factors, including receivable agings, significant individual credit risk accounts and historical experience. If such collectability estimates prove inaccurate, adjustments to future operating results could occur.
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
In 2018, we generated approximately 7.2% of our revenue from printing third-party publications, and our relationships with these third parties are generally pursuant to short-term contracts. As a result, if the macroeconomic and industry trends described herein such as the sensitivity to perceived economic weakness of discretionary spending available to advertisers and subscribers, circulation declines, shifts in consumer habits and the increasing popularity of digital media affect those third parties, we may lose, in whole or in part, a substantial source of revenue.
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
Our Management Agreement with our Manager was not negotiated between unaffiliated parties, and its terms, including fees payable, may not be as favorable to us as if they had been negotiated with an unaffiliated third party.
There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates—including investment funds, private investment funds, or businesses managed by our Manager—invest in media assets and whose investment objectives may overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our Board of Directors and employees of our Manager who may be officers also serve as officers and/or directors of these other entities. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress for certain target assets. From time to time, affiliates of Fortress may focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. In addition, with respect to Fortress funds in the process of selling investments, our Manager may be incentivized to regard the sale of such assets to us positively, particularly if a sale to an unrelated third party would result in a loss of fees to our Manager.
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
As a public company, we are required to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. We continue to seek acquisition opportunities, and such potential acquisitions may result in a change to our internal control over financial reporting that may materially affect our internal control over financial reporting. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules. We cannot assure you that our internal control over financial reporting will be effective in the future or that a material weakness will not be discovered with respect to a prior period for which we had previously believed that internal controls were effective. If we are not able to maintain or document effective internal control over financial reporting, our management and our independent registered public accounting firm will not be able to certify as to the effectiveness of our internal control over financial reporting. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis, or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we or our independent registered public accounting firm reports a material weakness in our internal control over financial reporting. This could materially adversely affect us by, for example, a decline in our share price and impairing our ability to raise capital, if and when desirable.
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
The percentage ownership of existing shareholders in New Media may also be diluted in the future as result of the issuance of ordinary shares in New Media upon the exercise of 10-year warrants (the “New Media Warrants”). The New Media Warrants collectively represent the right to acquire New Media Common Stock, which in the aggregate are equal to 5% of New Media Common Stock outstanding as of November 26, 2013 (calculated prior to dilution from shares of New Media Common Stock issued pursuant to Drive Shack Inc.'s (formerly known as Newcastle Investment Corp.) contribution of Local Media Group Holdings LLC and assignment of related stock purchase agreement to New Media (the “Local Media Contribution”)) at a strike price of $46.35 calculated based on a total equity value of New Media prior to the Local Media Contribution of $1.2 billion as of November 26, 2013. As a result, New Media Common Stock may be subject to dilution upon the exercise of such New Media Warrants. As of December 30, 2018, the New Media Warrants are equal to 2% of New Media Common Stock outstanding as of December 30, 2018 at a strike price of $46.35.
Furthermore, the percentage ownership in New Media may be diluted in the future because of additional equity awards that we expect will be granted to our Manager pursuant to our Management Agreement. Upon the successful completion of an offering of shares of our Common Stock or any shares of preferred stock, we shall pay and issue to our Manager options to purchase our Common Stock equal to 10% of the number of shares sold in the offering, with an exercise price equal to the offering price per share paid by the public or other ultimate purchaser in the offering. As of December 30, 2018, there are 2,904,811 options outstanding at a weighted average exercise price of $15.31.
On February 3, 2014, the Board of Directors adopted the New Media Investment Group Inc. Nonqualified Stock Option and Incentive Award Plan (the "Incentive Plan"), which provides for the grant of equity and equity-based awards, including restricted stock, stock options, stock appreciation rights, performance awards, tandem awards and other equity-based and non-equity based awards, in each case to our Manager, to the directors, officers, employees, service providers, consultants and advisors of our Manager who perform services for us, and to our directors, officers, employees, service providers, consultants and advisors. Any future grant would cause further dilution. We initially reserved 15 million shares of our Common Stock for issuance under the Incentive Plan; on the first day of each fiscal year beginning during the ten-year term of the Incentive Plan in and after calendar year 2015, that number will be increased by a number of shares of our Common Stock equal to 10% of the number of shares of our Common Stock newly issued by us during the immediately preceding fiscal year (and, in the case of fiscal year 2014, after the effective date of the Incentive Plan). In January 2019 and 2018, the number of shares reserved for issuance under the Incentive Plan was increased by 93,040 and 20,276, respectively, representing 10% of the shares of Common Stock newly issued in fiscal year 2018 and 2017, respectively.
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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
We own and operate 46 print facilities across the United States. Our print facilities range in size from approximately 6,000 to 401,000 square feet (combined printing and office space). Our executive offices are located in Pittsford, New York, where we lease approximately 25,870 square feet under a lease terminating in October 2022.
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

	HIGH	LOW
Fiscal Year Ending December 30, 2018:
First Quarter	$17.95	$14.93
Second Quarter	$19.02	$16.02
Third Quarter	$19.10	$15.30
Fourth Quarter	$16.25	$10.88
Fiscal Year Ending December 31, 2017:
First Quarter	$16.34	$14.10
Second Quarter	$14.74	$11.87
Third Quarter	$14.36	$12.74
Fourth Quarter	$17.62	$14.22
From the most recent available Company information, on February 25, 2019 there were approximately 54 holders of record.
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
During the year ended December 30, 2018, the Company paid dividends of $1.49 per share of New Media Common Stock.
On February 27, 2019, the Company announced a fourth quarter 2018 cash dividend of $0.38 per share of New Media Common Stock. The dividend will be paid on March 20, 2019, to shareholders of record as of the close of business on March 11, 2019.
Issuer Purchases of Equity Securities
The following information describes the Company's stock repurchases during the fourth quarter of the year ended December 30, 2018.

Period	Total Number of Shares Purchased		Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Approximate Number of Shares that May Yet Be Purchased Under the Plan or Programs
October 1, 2018 through November 4, 2018	493	(1)	$15.68	—	8,438,410
November 5, 2018 through December 2, 2018	39	(1)	$13.09	—	8,438,410
December 3, 2018 through December 30, 2018	20	(1)	$12.12	—	8,438,410
Total	552			—	8,438,410
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

Item 6. Selected Financial Data
The following table presents our selected historical financial data as of and for each of the years in the five year period ended December 30, 2018. The information in this table should be read in conjunction with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business” and our historical consolidated financial statements and the related notes thereto included elsewhere in this report.

	Year Ended
	December 30, 2018	December 31, 2017 (2)	December 25, 2016	December 27, 2015	December 28, 2014
(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Advertising	$728,327	$683,990	$684,900	$696,696	$385,399
Circulation	574,963	474,324	421,497	378,263	195,661
Commercial printing and other	222,734	183,690	148,959	120,856	71,263
Total revenues	1,526,024	1,342,004	1,255,356	1,195,815	652,323
Operating costs and expenses:
Operating costs	865,234	742,822	699,312	656,555	368,420
Selling, general and administrative	505,282	449,108	415,776	406,282	211,829
Depreciation and amortization	84,791	74,394	67,774	67,752	41,450
Integration and reorganization costs	15,011	8,903	8,352	8,052	2,796
Impairment of long-lived assets	1,538	7,142	—	—	—
Goodwill and mastheads impairment	—	27,448	—	4,800	—
Net (gain) loss on sale or disposal of assets	(3,971)	(1,649)	3,564	(51,051)	1,472
Operating income	58,139	33,836	60,578	103,425	26,356
Interest expense, amortization of deferred financing costs, loss on early extinguishment of debt, loss on derivative instruments, and other	38,120	34,270	31,256	32,407	26,848
Income (loss) from continuing operations before income taxes	20,019	(434)	29,322	71,018	(492)
Income tax expense (benefit)	1,912	481	(2,319)	3,404	2,713
Net income (loss)	18,107	(915)	31,641	67,614	(3,205)
Net loss attributable to noncontrolling interest	(89)	—	—	—	—
Net income (loss) attributable to New Media	$18,196	$(915)	$31,641	$67,614	$(3,205)

Basic net income (loss) attributable to New Media common stockholders per share	$0.31	$(0.02)	$0.70	$1.54	$(0.10)
Diluted net income (loss) attributable to New Media common stockholders per share	$0.31	$(0.02)	$0.70	$1.53	$(0.10)

Dividends declared per share	$1.49	$1.42	$1.34	$1.29	$0.54

Other Data:
Adjusted EBITDA (1)	$145,306	$143,793	$126,731	$175,627	$67,741
Cash interest paid	$31,178	$33,626	$26,908	$21,726	$15,181

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

(2)	The year ended December 31, 2017 includes a 53rd week of operations.
The table below shows the reconciliation of net income (loss) to Adjusted EBITDA for the periods presented:

	Year Ended
	December 30, 2018		December 31, 2017 (3)		December 25, 2016		December 27, 2015		December 28, 2014
(in thousands)
Net income (loss)	$18,107		$(915)		$31,641		$67,614		$(3,205)
Income tax expense (benefit)	1,912		481		(2,319)		3,404		2,713
Loss on derivative instruments (1)	—		—		—		—		51
Loss on early extinguishment of debt (2)	2,886		4,767		—		—		9,047
Interest expense	36,072		30,476		29,635		32,057		17,685
Impairment of long-lived assets	1,538		7,142		—		—		—
Depreciation and amortization	84,791		74,394		67,774		67,752		41,450
Goodwill and mastheads impairment	—		27,448		—		4,800		—
Adjusted EBITDA	$145,306	(a)	$143,793	(b)	$126,731	(c)	$175,627	(d)	$67,741	(e)

(a)
Adjusted EBITDA for the year ended December 30, 2018 included net expenses of $36,540, comprised of transaction and project costs, non-cash compensation, and other expenses of $25,500, integration and reorganization costs of $15,011 and a $3,971 gain on the sale or disposal of assets.

(b)
Adjusted EBITDA for the year ended December 31, 2017 included net expenses of $22,275, comprised of transaction and project costs, non-cash compensation, and other expenses of $15,021, integration and reorganization costs of $8,903 and a $1,649 gain on the sale or disposal of assets.

(c)
Adjusted EBITDA for the year ended December 25, 2016 included net income of $29,091, comprised of transaction and project costs and other expenses of $17,175, integration and reorganization costs of $8,352 and a $3,564 loss on the sale or disposal of assets.

(d)
Adjusted EBITDA for the year ended December 27, 2015 included net expenses of $(13,566), comprised of transaction and project costs, non-cash compensation, and other expenses of $29,433, integration and reorganization costs of $8,052 and a $51,051 gain on the sale or disposal of assets.

(e)
Adjusted EBITDA for the year ended December 28, 2014 included net expenses of $21,673, comprised of transaction and project costs, non-cash compensation, and other expenses of $17,405, integration and reorganization costs of $2,796 and a $1,472 loss on the sale or disposal of assets.

(1)	Non-cash loss (gain) on derivative instruments is related to interest rate swap agreements which are financing related and are excluded from Adjusted EBITDA.

(2)	Non-cash write-off of deferred financing costs are similar to interest expense and amortization of financing fees and are excluded from Adjusted EBITDA.

(3)	The year ended December 31, 2017 includes a 53rd week of operations.

	As of
	December 30, 2018	December 31, 2017	December 25, 2016	December 27, 2015	December 28, 2014
(in thousands)
Balance Sheet Data:
Total assets	$1,443,864	$1,283,546	$1,336,030	$1,197,120	$817,574
Total long-term obligations, including current maturities	457,391	375,245	366,463	363,645	225,059
Redeemable noncontrolling interest	1,547	—	—	—	—
Stockholders’ equity	717,223	674,393	754,973	647,073	484,127

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
Overview
New Media Investment Group Inc. ("New Media," "Company," "us", or "we") owns, operates and invests in high-quality local media assets. We have a particular focus on owning and acquiring strong local media assets in small to mid-size markets. With our collection of assets, we focus on two large business categories: consumers and small to medium-sized businesses (“SMBs”).
Our current portfolio of media assets spans across 581 markets and 37 states. Our products include 678 community print publications 581 websites. As of December 30, 2018, we reach over 22 million people per week and serve over 199,000 business customers.
Our mission is to be the local audience and small-business expert in the markets that we operate in. We leverage this local expertise to sell our unique, hyperlocal content to consumers and our market-leading technology solutions to SMBs. There are three key elements of our strategy:
1.We aim to grow our business organically through both our consumer and SMB strategies,
2.We pursue strategic acquisitions of high-quality local media and digital marketing assets at attractive valuation levels, and
3.We intend to distribute a portion of our free cash flow generated from operations or other sources as a dividend to stockholders through a quarterly dividend, subject to satisfactory financial performance, approval by our board of directors (the “Board of Directors” or “Board”) and dividend restrictions in the New Media Credit Agreement (as defined below). The Board of Directors’ determinations regarding dividends will depend on a variety of factors, including the Company’s U.S. generally accepted accounting principles (“GAAP”) net income, free cash flow generated from operations or other sources, liquidity position and potential alternative uses of cash, such as acquisitions, as well as economic conditions and expected future financial results.
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
For our SMB category, we focus on leveraging our strong local media brands, our in-market sales force and our high consumer penetration rates to offer technology solutions that allow SMBs to operate efficiently and effectively in a digital world. Central to this business strategy is our wholly-owned subsidiary UpCurve, Inc. ("UpCurve"). UpCurve provides two broad categories of services: ThriveHive, previously known as Propel Marketing, which provides guided marketing solutions for SMBs, and UpCurve Cloud which offers cloud-based products with expert guidance and support. ThriveHive is designed to offer a complete set of turn-key guided marketing and business solutions to SMBs that provide transparent results to the business owners. In 2016, we acquired a turn-key proprietary software application that enables SMB owners to run their own digital and guided marketing campaigns, and we have made a number of strategic acquisitions since.
We launched the UpCurve products in 2012 and have seen rapid growth since then. We believe UpCurve, combined with our strong local brands and in-market sales force, is positioned to continue to be a key component to our overall organic growth strategy. UpCurve is well positioned to seize upon the approximately 30.2 million SMBs in the U.S. in 2015 according to the U.S. Small Business Administration. Of these, approximately 29.0 million had 20 employees or fewer.
Many of the owners and managers of these SMBs do not have the resources or expertise to navigate the fast evolving workplace technologies market but are increasingly aware of the need to embrace the digital disruption to their business model.
GateHouse Live, our events and promotions business, was started in late 2015 to leverage our local brands to create world-class events in the markets we serve.  In 2018, GateHouse Live produced over 350 events with a collective attendance over 400,000.  Among our core event offerings are a variety of themed expos focused on target audiences, including men, women, seniors and young families.  Other signature event series produced across many of our markets include one of the nation's largest high school sports recognition events and the official community's choice awards for dozens of markets across the country.  In 2018, GateHouse Live expanded into endurance events that include a network of over 90 marathons, half marathons, other footraces and obstacle course races across the United States and Canada with over 250,000 attendees annually.  GateHouse Live also offers white label event services for retailers and other media companies.
Portfolio Detail
Our core products include:

•	146 daily newspapers with total paid circulation of approximately 1.5 million;

•	323 weekly newspapers (published up to three times per week) with total paid circulation of approximately 268,000 and total free circulation of approximately 1.4 million;

•	132 “shoppers” (generally advertising-only publications) with total circulation of approximately 3.1 million;

•	581 locally-focused websites, which extend our businesses onto the internet and mobile devices with approximately 364 million page views per month;

•	77 business publications;

•	UpCurve Cloud and ThriveHive digital marketing; and

•	GateHouse Live.
In addition to our core products, we also opportunistically produce niche publications that address specific local market interests such as recreation, sports, healthcare and real estate. Our print and online products focus on the local community from a content, advertising, and digital marketing perspective. As a result of our focus on small and mid-size markets, we are usually the primary, and sometimes, the sole provider of comprehensive local market news and information in the communities we serve. Our content is primarily devoted to topics that we believe are highly relevant and of interest to our audiences such as local news and politics, community and regional events, youth sports, opinion and editorial pages, local schools, obituaries, weddings and police reports.
We believe our local media properties and local sales infrastructure are uniquely positioned to sell digital marketing and business services to local business owners and give us distinct advantages, including:

•	our strong and trusted local brands, with 88% of our daily newspapers having published local content for more than 100 years;

•	our ability to market through our print and online properties, driving branding and traffic; and

•	our more than 1,160 local, direct, in-market sales professionals with long-standing relationships with small businesses in the communities we serve.
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
The revenues derived from our SMB category come from a variety of print and guided marketing and business solutions products we offer through UpCurve and commercial printing services. Our consumer revenue category comes primarily from subscription income as consumers pay for our deep, rich local content, both in print and online, however primarily print today.
Our advertising revenue tends to follow a seasonal pattern, with higher advertising revenue in months containing significant events or holidays. Accordingly, our first quarter and our third quarter, historically, are our weakest revenue quarters of the year. Correspondingly, our second and fourth fiscal quarters, historically, are our strongest quarters. We expect that this seasonality will continue to affect our advertising revenue in future periods.
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
Compensation represents just under 50% of our expenses. Over the last few years, we have worked to drive efficiencies and centralization of work throughout our Company. Additionally, we have taken steps to cluster our operations, thereby increasing the production volume of our facilities and equipment while increasing the productivity of our labor force. We expect to continue to employ these steps as part of our business strategy.
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
Management Agreement
On November 26, 2013, New Media entered into the Management Agreement with FIG LLC (the "Manager"), an affiliate of Fortress Investment Group LLC ("Fortress"), pursuant to which the Manager manages the operations of New Media. The annual management fee is 1.50% of New Media’s Total Equity (as defined in the Management Agreement), and the Manager is eligible to receive incentive compensation. On March 6, 2015, the Company’s independent directors on the Board approved an amendment to the Management Agreement. See Note 17 “Related Party Transactions” to the consolidated financial statements for further discussion.
We recognized $10.7 million, $10.6 million, and $9.8 million for management fees and $11.1 million, $11.7 million, and $9.6 million for incentive compensation within selling, general and administrative expense on the consolidated statements of operations and comprehensive income (loss) and $9.6 million, $11.3 million, and $7.2 million in management fees and $14.1 million, $9.2 million, and $25.3 million in incentive compensation was paid to the Manager during the years ended December 30, 2018, December 31, 2017 and December 25, 2016, respectively.
Acquisitions
During 2016, we acquired substantially all the assets and assumed substantially all of the liabilities of certain businesses, which included 68 business publications, seven daily newspapers, seven weekly publications, eleven shoppers and digital platforms for an aggregate purchase price of $135.9 million, including working capital.
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
During 2018, we acquired substantially all the assets, properties, and business of certain publications/businesses, which included seven business publications, eight daily newspapers, 16 weekly newspapers, one shopper, a print facility, an events production business, cloud services and digital platforms and related domains, for an aggregate purchase price of $205.7 million, including estimated working capital.
Long-Lived Asset Impairment
During the year ended December 31, 2017, the Company ceased printing operations at 15 facilities as part of the ongoing cost reduction programs.  As a result, the Company recognized an impairment charge related to retired equipment of $7.1 million and accelerated depreciation of $2.4 million during the year ended December 31, 2017.
During the year ended December 30, 2018, the Company ceased operations of seven print publications and six printing operations as part of the ongoing cost reduction programs. As a result, the Company recognized an impairment charge related to retired equipment of $0.5 million and intangibles of $0.6 million and accelerated depreciation of $3.6 million during the year ended December 30, 2018.
Dispositions
On June 2, 2017, we completed the sale of the Mail Tribune, located in Medford, Oregon, for approximately $14.7 million, including working capital.  As a result, a pre-tax gain of approximately $5.4 million, net of selling expenses, is included in net (gain) loss on sale or disposal of assets on the Consolidated Statement of Operations and Comprehensive Income (Loss) during the year ended December 31, 2017.
On February 27, 2018, the Company sold a parcel of land and a building located in Framingham, Massachusetts for a sale price of $9.3 million and recognized a pre-tax gain of approximately $3.3 million, net of selling expenses, which is included in net (gain) loss on sale or disposal of assets on the Consolidated Statement of Operations and Comprehensive Income (Loss) during the year ended December 30, 2018.
On May 11, 2018, the Company completed its sale of certain publications and related assets in Alaska for approximately $2.4 million, including working capital. As a result, a nominal pre-tax gain, net of selling expenses, is included in net (gain) loss on sale or disposal of assets on the Consolidated Statement of Operations and Comprehensive Income (Loss) during the year ended December 30, 2018.
Subsequent Events
Dividends
On February 27, 2019, we announced a fourth quarter 2018 cash dividend of $0.38 per share of common stock, par value $0.01 per share, of New Media (“New Media Common Stock” or our “Common Stock”). The dividend will be paid on March 20, 2019, to shareholders of record as of the close of business on March 11, 2019.
Acquisitions
On January 31, 2019, the Company completed its acquisition of substantially all of the publishing and related assets of Schurz Communications, Inc. for $30 million, plus working capital. The acquisition was financed from cash on hand. The acquisition includes ten daily newspapers, nine weekly publications and fourteen other community publications serving areas of Indiana, Maryland, South Dakota and Michigan.

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
We have a significant amount of goodwill. Goodwill at December 30, 2018 was $310.7 million. We assess the potential impairment of goodwill and intangible assets with indefinite lives on an annual basis as of the end of our second fiscal quarter in accordance with the provisions of ASC Topic 350 “Intangibles—Goodwill and Other.” We perform our impairment analysis on each of our reporting units. The Company has the option to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company elects to perform a qualitative assessment and concludes it is more likely than not that the fair value of the reporting unit is equal to or greater than than its carrying value, no further assessment of that reporting unit’s goodwill is necessary; otherwise goodwill must be tested for impairment. The reporting units have discrete financial information and are regularly reviewed by management. The fair value of the applicable reporting units is compared to their carrying values. Calculating the fair value of a reporting unit requires us to make significant estimates and assumptions. We estimate fair value by applying third-party market value indicators to projected cash flows and/or projected earnings before interest, taxes, depreciation, and amortization. In applying this methodology, we rely on a number of factors, including current operating results and cash flows, expected future operating results and cash flows, future business plans, and market data. If the carrying value of the reporting unit exceeds the estimate of fair value, we calculate the impairment as the excess of the carrying value of goodwill over its implied fair value.
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
We performed annual impairment testing of goodwill and indefinite lived intangible assets during the second quarter of 2018, 2017 and 2016. See Note 6 to the consolidated financial statements “Goodwill and Intangible Assets,” for a discussion of the impairment charges taken.
Newspaper mastheads (newspaper titles) are not subject to amortization and are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of each group of mastheads with their carrying amount. We used a relief from royalty approach which utilizes a discounted cash flow model to determine the fair value of newspaper mastheads. Our judgments and estimates of future operating results in determining the reporting unit fair values are consistently applied in determining the fair value of mastheads. We performed impairment tests on newspaper mastheads during the second quarter of 2018, 2017 and 2016. See Note 6 to the consolidated financial statements, “Goodwill and Intangible Assets,” for a discussion of the impairment charges taken.
Intangible assets subject to amortization (primarily advertiser and subscriber lists) are tested for recoverability whenever events or change in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. There were no indicators of impairment on the intangible assets subject to amortization in 2016, 2017 or 2018.
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
The Company’s Consolidated Statement of Operations and Comprehensive Income (Loss) presents revenues disaggregated by revenue type. Sales taxes and other usage-based taxes are excluded from revenues.
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
The Other Revenues category includes UpCurve, the Company's SMB solutions provider. UpCurve provides digital marketing and business services for SMBs. Other Revenues also include GateHouse Live, the Company’s events business. A significant judgment management must make with respect to UpCurve revenue recognition is determining whether the Company is the principal or agent for certain licensing transactions. Under ASC Topic 606, the principal in the relationship is the entity that controls the specified goods or services. An entity may have control if (i) it is primarily responsible for fulfilling the promise to provide the good or service; (ii) it has inventory risk before or after the good or service has been transferred to the customer; or (iii) it has the discretion in establishing the price for the good or service.  The Company has determined that UpCurve is the principal in the relationships for those transactions in which the goods or services are customized for the customer and reports the related revenues on a gross basis. The Company has determined that UpCurve is the agent in the relationships for those transactions in which the Company resells the goods or services with no customization and reports these revenues on a net basis.
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
Contract Balances
The Company records deferred revenues when cash payments are received in advance of the Company’s performance. The most significant unsatisfied performance obligation is the delivery of publications to subscription customers. The Company expects to recognize the revenue related to unsatisfied performance obligations over the next three to twelve months in accordance with the terms of the subscriptions. The increase in the deferred revenue balance for the year ended December 30, 2018 is primarily driven by acquisitions.
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
FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109” and now codified as ASC 740. ASC 740 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. Under ASC 740, the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
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

Our two pension plans have assets valued at $54.0 million as of December 30, 2018 and the plans' benefit obligation is $74.2 million resulting in the plans being 73% funded.
To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets, input from the actuaries and investment consultants, and long-term inflation assumptions. We used an assumption of 7.5% for our expected return on pension plan assets for 2018. If we were to reduce our expected rate of return assumption by 50 basis points, the expense for 2018 would have increased by approximately $0.3 million.
The assumed health care cost-trend rate also affects other postretirement benefit liabilities and expense. A 100 basis point increase in the health care cost trend rate would result in an increase of approximately $0.3 million in the December 30, 2018 postretirement benefit obligation and a 100 basis point decrease in the health care cost trend rate would result in a decrease of approximately $0.2 million in the December 30, 2018 postretirement benefit obligation.
Self-Insurance Liability Accruals
We maintain self-insured medical and workers’ compensation programs. We purchase stop loss coverage from third parties which limits our exposure to large claims. We record a liability for healthcare and workers’ compensation costs during the period in which they occur, including an estimate of incurred but not reported claims.
Results of Operations
The following table summarizes our historical results of operations for New Media for the years ended December 30, 2018, December 31, 2017, and December 25, 2016. References to “same store” results take into account material acquisitions and divestitures of the Company by adjusting prior year performance to include or exclude financial results as if the Company had owned or divested a business for the comparable period. The results of several acquisitions ("tuck-in acquisitions”) were funded from the Company's available cash and are not considered material.
The same store results for the year ended December 30, 2018 are not significantly different from actual results. Therefore, the revenue discussion below will focus on the as reported amounts only.

	Year Ended
	December 30, 2018	December 31, 2017	December 25, 2016
(in thousands)
Revenues:
Advertising	$728,327	$683,990	$684,900
Circulation	574,963	474,324	421,497
Commercial printing and other	222,734	183,690	148,959
Total revenues	1,526,024	1,342,004	1,255,356
Operating costs and expenses:
Operating costs	865,234	742,822	699,312
Selling, general, and administrative	505,282	449,108	415,776
Depreciation and amortization	84,791	74,394	67,774
Integration and reorganization costs	15,011	8,903	8,352
Impairment of long-lived assets	1,538	7,142	—
Goodwill and mastheads impairment	—	27,448	—
Net (gain) loss on sale or disposal of assets	(3,971)	(1,649)	3,564
Operating income	58,139	33,836	60,578
Interest expense	36,072	30,476	29,635
Loss on early extinguishment of debt	2,886	4,767	—
Other (income) expense	(838)	(973)	1,621
Income (loss) before income taxes	20,019	(434)	29,322
Income tax expense (benefit)	1,912	481	(2,319)
Net income (loss) attributable to New Media	$18,107	$(915)	$31,641
Year Ended December 30, 2018 Compared to Year Ended December 31, 2017
Revenue. Total revenue for the year ended December 30, 2018 increased by $184.1 million, or 13.7%, to $1,526.1 million from $1,342.0 million for the year ended December 31, 2017. The increase in total revenue was comprised of a $44.3 million, or 6.5%, increase in advertising revenue, a $100.6 million, or 21.2%, increase in circulation revenue, and $39.2 million, or 21.3%, increase in commercial printing and other revenue.
Revenues increased primarily due to acquisitions. Advertising revenue was partially offset by declines driven by reductions in the local retail, classified, and preprint categories due to secular pressures and a continuing uncertain economic environment. These secular trends and economic conditions have also led to a decline in our print circulation volumes that have largely been offset by price increases and distribution of premium editions in select locations. The majority of the remaining increase in commercial printing and other revenue is due to digital marketing services, events revenue, and commercial print and distribution.
Operating Costs. Operating costs for the year ended December 30, 2018 increased by $122.4 million, or 16.5%, to $865.2 million from $742.8 million for the year ended December 31, 2017. Operating costs include costs from acquisitions of $157.2 million, a $3.3 million increase in newsprint and ink primarily due to price increases offset by lower production volumes, a $2.9 million increase in news and editorial expenses, and a $0.6 million increase in advertising and promotion. These increases were partially offset by declines in operating expense related to the remaining operations, which was primarily due to a decrease in compensation, hauling and delivery, outside services, internet expense, postage, supplies, utilities, building rental and maintenance and travel and entertainment expenses of $19.8 million, $12.5 million, $5.7 million, $2.2 million, $1.6 million, $0.9 million, $0.8 million, $0.6 million and $0.5 million, respectively. There were no other increases or decreases greater than $0.5 million.
Selling, General and Administrative. Selling, general and administrative expenses for the year ended December 30, 2018 increased by $56.2 million, or 12.5%, to $505.3 million from $449.1 million for the year ended December 31, 2017. The increase includes selling, general and administrative expenses from acquisitions of $83.5 million, an increase in outsides services of $2.8 million, and an increase in bad debt expense of $0.8 million. These increases were partially offset by declines in selling, general and administrative expenses related to the remaining operations, which was primarily due to a decrease in compensation, professional and consulting fees, bank charges, building rental and maintenance, property tax, postage and utility expenses of $20.7 million, $1.9 million, $1.1 million, $1.0 million, $0.8 million, $0.7 million and $0.5 million, respectively. There were no other increases or decreases greater than $0.5 million.
Integration and Reorganization Costs. During the year ended December 30, 2018 and December 31, 2017, we recorded integration and reorganization costs of $15.0 million and $8.9 million, respectively, primarily resulting from severance costs related to acquisition-related synergies and the continued consolidation of our operations resulting from ongoing implementation of our plans to reduce costs and preserve cash flow, including a voluntary severance offer implemented in the third quarter of 2018.
Impairment of Long-lived Assets. During the year ended December 30, 2018, we recorded a $1.5 million impairment of long-lived assets due to the cessation of operations at seven print publications and one printing facility. During the year ended December 31, 2017, we recorded a $7.1 million impairment of long-lived assets due to 15 printing facilities ceasing operations.
Goodwill and Mastheads Impairment. During the year ended December 31, 2017 we recorded a $27.4 million goodwill and mastheads impairment due to softening business conditions and the related impact on the fair value of our reporting units, declines in revenue projections and reductions in certain groups’ royalty rates. There were no such charges during the year ended December 30, 2018.
Loss on Early Extinguishment of Debt. During the year ended December 30, 2018 and December 31, 2017, we recorded a loss of $2.9 million and $4.8 million, respectively, due to the early extinguishment of long-term debt, which resulted from debt refinancings.
Income Tax Expense (Benefit). During the year ended December 30, 2018 and December 31, 2017, we recorded tax expense of $1.9 million and $0.5 million, respectively. The increase to income tax expense is due to an increase in state deferred tax expense attributable to non-deductible amortization of indefinite lived intangible assets, partially offset by the tax effects of the Tax Cuts and Jobs Act ("TCJA").
Net Income (Loss). Net income for the year ended December 30, 2018 was $18.1 million and net loss for the year ended December 31, 2017 was $0.9 million. Our net income increased due to the factors noted above.
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
Selling, General and Administrative. Selling, general and administrative expenses for the year ended December 31, 2017 increased by $33.3 million, or 8.0%, to $449.1 million from $415.8 million for the year ended December 25, 2016. The increase includes selling, general and administrative expenses from acquisitions of $49.1 million, an increase in professional and consulting fees of $2.8 million, and an increase in bad debt expense of $0.7 million, which were partially offset by a $19.3 million decrease in the costs related to the remaining operations. This decline in selling, general and administrative expenses related to the remaining operations was primarily due to a decrease in compensation, travel and entertainment, bank and credit card fees, telephone expenses, advertising and promotions, web hosting and domain expenses, building rental and maintenance and business insurance of $7.2 million, $2.0 million, $1.8 million, $1.4 million, $1.2 million, $1.0 million, $0.9 million and $0.6 million, respectively. There were no other increases or decreases greater than $0.5 million.
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
Income Tax Expense (Benefit). During the year ended December 31, 2017 and December 25, 2016, we recorded tax expense of $0.5 million and an income tax benefit of $2.3 million, respectively. The decrease in income tax benefit is primarily due to the discrete income tax benefit recognized during the year ended December 25, 2016 attributable to the release of a portion of the valuation allowance as deferred tax assets were utilized to offset deferred tax liabilities of two acquired entities. This was partially offset by the tax benefit attributable to the TCJA reflected for the year ended December 31, 2017 which resulted in a tax benefit of $4.2 million and is primarily attributable to a re-measurement of deferred tax assets and deferred tax liabilities.
Net Income (Loss). Net loss for the year ended December 31, 2017 was $0.9 million and net income for the year ended December 25, 2016 was $31.6 million. Our net income decreased due to the factors noted above.
Liquidity and Capital Resources
Our primary cash requirements are for working capital, debt obligations and capital expenditures. We have no material outstanding commitments for capital expenditures. We expect our 2019 capital expenditures to total between $15 million and $17 million. The 2019 capital expenditures will be primarily comprised of projects related to the consolidation of print operations and system upgrades. For more information on our long term debt and debt service obligations, see Note 9 “Indebtedness” of the consolidated financial statements. Our principal sources of funds have historically been, and are expected to continue to be, cash provided by operating activities.

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
Cash Flows
The following table summarizes our historical cash flows.

	Year Ended
	December 30, 2018	December 31, 2017	December 25, 2016
(in thousands)
Net cash provided by operating activities	$109,559	$110,506	$94,800
Net cash used in investing activities	(201,476)	(160,273)	(144,833)
Net cash provided by (used in) financing activities	98,525	(79,723)	72,080
Cash Flows from Operating Activities. Our largest source of cash provided by our operations is advertising revenues primarily generated from local advertising (local retail, local classified and online). Additionally, we generate cash through national advertising sales, circulation subscribers, commercial printing services to third parties, digital marketing and business services through UpCurve and event revenue through GateHouse Live.
 Our primary uses of cash from our operating activities include newsprint, delivery, and outside services.
 Net cash provided by operating activities was approximately the same from from 2017 to 2018.
 Net cash provided by operating activities increased from 2016 to 2017 primarily due to increases in revenues and decreases in operating expenses.
Cash Flows from Investing Activities. Net cash used in investing activities for the year ended December 30, 2018 was $201.5 million. During the year ended December 30, 2018, we used $204.9 million, net of cash acquired, for acquisitions and $11.6 million for capital expenditures, which was partially offset by $15.0 million received from the sale of publications and other assets.
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
Cash Flows from Financing Activities. Net cash provided by financing activities for the year ended December 30, 2018 was $98.5 million and was primarily comprised of the issuance of common stock, net of underwriters' discount and the payment of offering costs, of $110.7 million, and borrowings under term loans of $79.7 million, which was partially offset by the payment of dividends of $87.2 million, term loan repayments of $3.1 million, a $0.8 million purchase of treasury stock, and payment of debt issuance costs of $0.8 million.
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
Changes in Financial Position
The discussion that follows highlights significant changes in our financial position and working capital from December 31, 2017 to December 30, 2018.
Accounts Receivable. Accounts receivable increased $22.6 million, which primarily relates to acquisitions in the year ended December 30, 2018, which was partially offset by the timing of cash collections.
Inventory. Inventory increased $6.4 million, which primarily relates to acquisitions, plus the effect of price increases in newsprint inventory, driven largely by government tariffs.
Property, Plant, and Equipment. Property, plant, and equipment decreased $33.5 million, of which $50.8 million relates to depreciation, $11.8 million relates to assets sold or disposed of and $0.6 million relates to an impairment of long-lived assets, which was partially offset by $18.1 million of assets acquired through business acquisitions and $11.6 million of capital expenditures.
Goodwill. Goodwill increased $74.2 million, which is due to businesses acquired in 2018.
Intangible Assets. Intangible assets increased $82.6 million, of which $117.4 million relates to acquisitions in the year ended December 30, 2018, offset by $34.0 million of amortization and $0.6 million of impairment charges.
Other Assets. Other assets increased $2.7 million, which primarily relates to acquisitions during the year ended December 30, 2018.
Current Portion of Long-term Debt. Current portion of long-term debt increased $9.7 million, primarily due to the reclassification to current portion of long-term debt of $8.0 million of Advantage Alabama Debt (as defined below) and an acceleration in principal payments required by the February 2018 amendment to the New Media Credit Agreement (as defined below).
Accrued Expenses. Accrued expenses increased $16.6 million, which primarily relates to a $5.9 million increase in accrued acquisition related liabilities, a $3.1 million increase in accrued interest, a $1.8 million increase in accrued payroll and related liabilities, a $1.8 million increase in accrued restructuring, a $1.7 million increase in accrued taxes, a $1.7 million increase in other accruals related to acquisitions, and an increase in other accruals primarily related to outside services, which were partially offset by a $2.6 million decrease in accrued bonus.
Deferred Revenue. Deferred revenue increased $17.0 million, primarily due to acquisitions in 2018.
Long-term Debt. Long-term debt increased $71.0 million, primarily due to borrowings under term loans of $79.2 million, net of original issue discount, and $2.0 million non-cash interest expense, which was partially offset by a reclassification of long-term debt to current portion of long-term debt of $9.2 million and a $3.1 million repayment of term loans.
Additional Paid-in Capital. Additional paid-in capital increased $38.4 million, which resulted primarily from the issuance of common stock, net of underwriters' discount and offering costs, of $110.7 million, non-cash compensation expense of $2.5 million, and restricted share grants of $3.2 million, which was partially offset by dividends of $75.6 million.
Accumulated Other Comprehensive Loss. Accumulated other comprehensive loss increased $1.4 million, comprised of net actuarial loss and prior service cost from pension and other post-retirement obligations.
Retained Earnings (Accumulated Deficit). Retained earnings increased $6.5 million, due to a net income of $18.2 million which was partially offset by dividends of $11.7 million.
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
•on February 16, 2018, to provide for $50.0 million in additional term loans under the Term Loan Facility; and
•on November 28, 2018, to provide for (i) $30.0 million in additional term loans under the Term Loan Facility and (ii) a 1.00% prepayment premium for any prepayments of the Term Loans made in connection with certain repricing transactions effected within six months of the date of the amendment.
In connection with the November 28, 2018 amendment, the Company incurred approximately $0.4 million of fees and expenses, of which $0.3 million were capitalized in deferred financing costs and will be amortized over the term of the Term Loan Facility. The related third party fees of $0.1 million were expensed during the quarter as this amendment was determined to be a debt modification for accounting purposes. In addition, the Company recognized $0.1 million of original issue discount, which will also be amortized over the term of the Term Loan Facility. There was one lender who had a significant change in the terms of the Term Loan Facility; the difference between the present value of the cash flows after this amendment and the present value of the cash flows before this amendment was more than 10%.  This portion of the transaction was accounted for as an extinguishment under ASC Subtopic 470-50, “Debt Modifications and Extinguishments”. Deferred fees and expenses of $2.9 million previously allocated to that lender were written off to loss on early extinguishment of debt.
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
As of December 30, 2018, we are in compliance with all of the covenants and obligations under the New Media Credit Agreement.
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
As of December 30, 2018, we are in compliance with all of the covenants and obligations under the Halifax Alabama Credit Agreement.
Summary Disclosure About Contractual Obligations and Commercial Commitments
The following table reflects a summary of our contractual cash obligations, including estimated interest payments where applicable, as of December 30, 2018:

	2019	2020	2021	2022	2023	Thereafter	Total
(in thousands)
Debt obligations	$51,782	$43,148	$42,090	$447,177	$—	—	$584,197
Operating lease obligations	26,775	23,116	19,418	15,923	13,299	75,848	174,379
Management fee	9,800	—	—	—	—	—	9,800
Total	$88,357	$66,264	$61,508	$463,100	$13,299	$75,848	$768,376
The table above excludes future cash requirements for pension and postretirement obligations. The periods in which these obligations will be settled in cash are not readily determinable and are subject to numerous future events and assumptions. We estimate cash requirements for these obligations in 2019 will be approximately $1.4 million. See Note 14 “Pension and Postretirement Benefits” to the consolidated financial statements, included herein.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements reasonably likely to have a current or future effect on our financial statements, financial condition, revenues, expenses, results of operations, liquidity or capital resources that are material to investors.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASC Topic 606"). ASC Topic 606 replaces all current U.S. GAAP guidance for revenue recognition and eliminates industry-specific guidance. The new standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers - Principal versus Agent Considerations” (ASU 2016-08), which amends ASC Topic 606 and clarifies the implementation guidance on principal versus agent considerations. The Company adopted ASC Topic 606 on January 1, 2018 using the modified retrospective approach. Refer to Note 12 "Revenues" for the discussion of the impact of the adoption of the new standard.
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments––Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The amendments in ASU 2016-01 address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. We adopted this new accounting standard prospectively for its non-marketable equity securities on January 1, 2018. We have elected to use the measurement alternative for its non-marketable equity securities, defined as cost adjusted for changes from observable transactions for identical or similar investments of the same issuer, less impairment. Our investments in privately-held companies are non-marketable equity securities without readily determinable fair values and there was no upward adjustment during the year ended December 30, 2018.

In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), “Leases (Topic 842)", which revises the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset on the balance sheet for all leases with terms greater than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. We will adopt Topic 842 effective December 31, 2018 using a modified retrospective method and will not restate comparative periods. As permitted under the transition guidance, we will carry forward the assessment of whether our contracts contain or are leases, classification of our leases and remaining lease terms. Based on our portfolio of leases as of December 30, 2018, approximately $95.0 million of lease assets and $101.0 million of lease liabilities will be recognized on our balance sheet upon adoption, primarily relating to real estate. We are substantially complete with our implementation efforts.
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
In March 2017, the FASB issued ASU No. 2017-07, “Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (Topic 715), which provides guidance that requires an employer to report the service cost component separate from the other components of net benefit pension costs. The employer is required to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside the subtotal of income from operations, if one is presented. If a separate line item is not used, the line item used in the income statement must be disclosed. The Company adopted the standard on January 1, 2018 using a retrospective transition method. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements. The Other components of net defined benefit cost are recorded in other (income) expense on the Consolidated Statements of Operations and Comprehensive Income (Loss).
In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“AOCI”)”. This ASU provides entities the option to reclassify tax effects to retained earnings from AOCI which are impacted by the Tax Cuts and Jobs Act (“TCJA”). The ASU is effective for fiscal years beginning after December 15, 2018. The Company has a full valuation allowance for all tax benefits related to AOCI, and therefore, there are no tax effects to be reclassified to retained earnings.

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
The table below shows the reconciliation of (loss) income from continuing operations to Adjusted EBITDA for the periods presented:

	Year Ended
	December 30, 2018		December 31, 2017 (3)		December 25, 2016		December 27, 2015		December 28, 2014
(in thousands)
Net income (loss)	$18,107		$(915)		$31,641		$67,614		$(3,205)
Income tax expense (benefit)	1,912		481		(2,319)		3,404		2,713
Loss on derivative instruments (1)	—		—		—		—		51
Loss on early extinguishment of debt (2)	2,886		4,767		—		—		9,047
Interest expense	36,072		30,476		29,635		32,057		17,685
Impairment of long-lived assets	1,538		7,142		—		—		—
Depreciation and amortization	84,791		74,394		67,774		67,752		41,450
Goodwill and mastheads impairment	—		27,448		—		4,800		—
Adjusted EBITDA	$145,306	(a)	$143,793	(b)	$126,731	(c)	$175,627	(d)	$67,741	(e)

(a)
Adjusted EBITDA for the year ended December 30, 2018 included net expenses of $36,540, comprised of transaction and project costs, non-cash compensation, and other expenses of $25,500, integration and reorganization costs of $15,011 and a $3,971 gain on the sale or disposal of assets.

(b)
Adjusted EBITDA for the year ended December 31, 2017 included net expenses of $22,275, comprised of transaction and project costs, non-cash compensation, and other expenses of $15,021, integration and reorganization costs of $8,903 and a $1,649 gain on the sale or disposal of assets.

(c)
Adjusted EBITDA for the year ended December 25, 2016 included net income of $29,091, comprised of transaction and project costs and other expenses of $17,175, integration and reorganization costs of $8,352 and a $3,564 loss on the sale or disposal of assets.

(d)
Adjusted EBITDA for the year ended December 27, 2015 included net expenses of $(13,566), comprised of transaction and project costs, non-cash compensation, and other expenses of $29,433, integration and reorganization costs of $8,052 and a $51,051 gain on the sale or disposal of assets.

(e)
Adjusted EBITDA for the two months ended December 28, 2014 included net expenses of $21,673, comprised of transaction and project costs, non-cash compensation, and other expenses of $17,405, integration and reorganization costs of $2,796 and a $1,472 loss on the sale or disposal of assets.

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
Interest Rates
This discussion is based on our average long-term debt of $407.1 million during the year ended December 30, 2018. There were no interest rate swaps in place during this period.
As of December 30, 2018, we have $445.3 million of term debt, with a minimum variable rate plus a fixed margin. On the term debt the minimum variable rate is 1.0% and the fixed margin is 6.25%. Our primary exposure is to LIBOR. A 100 basis point change in LIBOR would change our interest expense on an annualized basis by approximately $4.1 million, based on average floating rate debt outstanding for the year ended December 30, 2018 and after consideration of minimum variable rates.
Commodities

Certain operating expenses of ours are sensitive to commodity price fluctuations. Primary commodity price exposures are newsprint, energy costs and, to a lesser extent, ink. We manage these risks through annual fixed pricing agreements for our newsprint purchases and annual contracts with independent contractors or third party distributers for our newspaper distributions.
A $10 per metric ton newsprint price change would result in a corresponding annualized change in our income from continuing operations before income taxes of $1.2 million based on newsprint usage for the year ended December 30, 2018 of approximately 117,500 metric tons.

Item 8. Financial Statements and Supplementary Data
NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
New Media Investment Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of New Media Investment Group Inc. and subsidiaries (the Company) as of December 30, 2018 and December 31, 2017, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the three fiscal years in the period ended December 30, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 30, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 30, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2019 expressed an unqualified opinion thereon.

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
New York, New York
February 27, 2019

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$48,651	$43,056
Restricted cash	4,119	3,106
Accounts receivable, net of allowance for doubtful accounts of $8,042 and $5,998 at December 30, 2018 and December 31, 2017, respectively	174,274	151,692
Inventory	25,022	18,654
Prepaid expenses	23,935	23,378
Other current assets	21,608	23,311
Total current assets	297,609	263,197
Property, plant, and equipment, net of accumulated depreciation of $219,256 and $171,395 at December 30, 2018 and December 31, 2017, respectively	339,608	373,123
Goodwill	310,737	236,555
Intangible assets, net of accumulated amortization of $101,543 and $67,588 at December 30, 2018 and December 31, 2017, respectively	486,054	403,493
Other assets	9,856	7,178
Total assets	$1,443,864	$1,283,546
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$12,395	$2,716
Accounts payable	16,612	15,750
Accrued expenses	113,650	97,027
Deferred revenue	105,187	88,164
Total current liabilities	247,844	203,657
Long-term liabilities:
Long-term debt	428,180	357,195
Deferred income taxes	8,282	8,080
Pension and other postretirement benefit obligations	24,326	25,462
Other long-term liabilities	16,462	14,759
Total liabilities	725,094	609,153
Redeemable noncontrolling interests	1,547	—
Stockholders’ equity:
Common stock, $0.01 par value, 2,000,000,000 shares authorized; 60,508,249 shares issued and 60,306,286 shares outstanding at December 30, 2018; 53,367,853 shares issued and 53,226,881 shares outstanding at December 31, 2017	605	534
Additional paid-in capital	721,605	683,168
Accumulated other comprehensive loss	(6,881)	(5,461)
Retained earnings (accumulated deficit)	3,767	(2,767)
Treasury stock, at cost, 201,963 and 140,972 shares at December 30, 2018 and December 31, 2017, respectively	(1,873)	(1,081)
Total stockholders’ equity	717,223	674,393
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,443,864	$1,283,546
See accompanying notes to consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Year Ended
	December 30, 2018	December 31, 2017	December 25, 2016
Revenues:
Advertising	$728,327	$683,990	$684,900
Circulation	574,963	474,324	421,497
Commercial printing and other	222,734	183,690	148,959
Total revenues	1,526,024	1,342,004	1,255,356
Operating costs and expenses:
Operating costs	865,234	742,822	699,312
Selling, general, and administrative	505,282	449,108	415,776
Depreciation and amortization	84,791	74,394	67,774
Integration and reorganization costs	15,011	8,903	8,352
Impairment of long-lived assets	1,538	7,142	—
Goodwill and mastheads impairment	—	27,448	—
Net (gain) loss on sale or disposal of assets	(3,971)	(1,649)	3,564
Operating income	58,139	33,836	60,578
Interest expense	36,072	30,476	29,635
Loss on early extinguishment of debt	2,886	4,767	—
Other (income) expense	(838)	(973)	1,621
Income (loss) before income taxes	20,019	(434)	29,322
Income tax expense (benefit)	1,912	481	(2,319)
Net income (loss)	18,107	(915)	31,641
Net loss attributable to redeemable noncontrolling interests	(89)	—	—
Net income (loss) attributable to New Media	$18,196	$(915)	$31,641
Income (loss) per share:
Basic:
Net income (loss) attributable to New Media	$0.31	$(0.02)	$0.70
Diluted:
Net income (loss) attributable to New Media	$0.31	$(0.02)	$0.70

Dividends declared per share	$1.49	$1.42	$1.34
Other comprehensive income (loss):
Pension and other postretirement benefit items:
Net actuarial (loss) gain	$(1,509)	$(1,530)	$(816)
Amortization of net actuarial loss (gain)	89	46	(3)
Total pension and other postretirement benefit items, net of income taxes of $0	(1,420)	(1,484)	(819)
Other comprehensive (loss) income, net of tax	(1,420)	(1,484)	(819)
Comprehensive income (loss)	16,687	(2,399)	30,822
Comprehensive loss attributable to redeemable noncontrolling interests	(89)	—	—
Comprehensive income (loss) attributable to New Media	$16,776	$(2,399)	$30,822
See accompanying notes to consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (accumulated deficit)	Treasury stock
	Shares	Amount				Shares	Amount	Total
Balance at December 27, 2015	44,710,497	$445	$605,033	$(3,158)	$44,753	—	$—	$647,073
Net income	—	—	—	—	31,641	—	—	31,641
Restricted share grants	207,729	—	225	—	—	—	—	225
Net actuarial gain and prior service cost, net of income taxes of $0	—	—	—	(819)	—	—	—	(819)
Non-cash compensation expense	—	—	2,442	—	—	—	—	2,442
Issuance of common stock, net of underwriters' discount	8,625,000	86	134,843	—	—	—	—	134,929
Purchase of treasury stock	—	—	—	—	—	26,749	(417)	(417)
Restricted share forfeiture	—	—	—	—	—	19,689	—	—
Common stock cash dividend	—	—	—	—	(60,101)	—	—	(60,101)
Balance at December 25, 2016	53,543,226	531	742,543	(3,977)	16,293	46,438	(417)	754,973
Net loss	—	—	—	—	(915)	—	—	(915)
Restricted share grants	202,758	7	218	—	—	—	—	225
Net actuarial loss and prior service cost, net of income taxes of $0	—	—	—	(1,484)	—	—	—	(1,484)
Non-cash compensation expense	—	—	3,135	—	—	—	—	3,135
Offering costs	—	—	(111)	—	—	—	—	(111)
Exercise of stock options	12,989	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	44,004	(664)	(664)
Restricted share forfeiture	—	—	—	—	—	50,530	—	—
Repurchase of common stock	(391,120)	(4)	(4,997)	—	—	—	—	(5,001)
Common stock cash dividend	—	—	(57,620)	—	(18,145)	—	—	(75,765)
Balance at December 31, 2017	53,367,853	534	683,168	(5,461)	(2,767)	140,972	(1,081)	674,393
Net income attributable to New Media	—	—	—	—	18,196	—	—	18,196
Restricted share grants	240,396	2	223	—	—	—	—	225
Net actuarial loss and prior service cost, net of income taxes of $0	—	—	—	(1,420)	—	—	—	(1,420)
Non-cash compensation expense	—	—	3,156	—	—	—	—	3,156
Issuance of common stock, net of underwriters' discount	6,900,000	69	110,650	—	—	—	—	110,719
Purchase of treasury stock	—	—	—	—	—	46,237	(792)	(792)
Restricted share forfeiture	—	—	—	—	—	14,754	—	—
Common stock cash dividend	—	—	(75,592)	—	(11,662)	—	—	(87,254)
Balance at December 30, 2018	60,508,249	$605	$721,605	$(6,881)	$3,767	201,963	$(1,873)	$717,223
See accompanying notes to consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended
	December 30, 2018	December 31, 2017	December 25, 2016
Cash flows from operating activities:
Net income (loss)	$18,107	$(915)	$31,641
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	84,791	74,394	67,774
Non-cash compensation expense	3,156	3,135	2,442
Non-cash interest expense	1,996	2,339	2,786
Deferred income taxes	202	294	(2,862)
Net (gain) loss on sale or disposal of assets	(3,971)	(1,649)	3,564
Non-cash charge to investments	505	250	2,766
Non-cash loss on early extinguishment of debt	2,886	2,344	—
Impairment of long-lived assets	1,538	7,142	—
Goodwill and mastheads impairment	—	27,448	—
Pension and other postretirement benefit obligations	(2,575)	(1,963)	(2,276)
Changes in assets and liabilities:
Accounts receivable, net	15	4,981	14,880
Inventory	(4,336)	1,073	(999)
Prepaid expenses	3,338	(3,538)	(1,805)
Other assets	4,434	(4,632)	(7,178)
Accounts payable	(2,530)	(3,996)	4,986
Accrued expenses	8,019	6,645	(21,723)
Deferred revenue	(7,642)	(4,607)	(629)
Other long-term liabilities	1,626	1,761	1,433
Net cash provided by operating activities	109,559	110,506	94,800
Cash flows from investing activities:
Acquisitions, net of cash acquired	(204,877)	(164,155)	(137,486)
Purchases of property, plant, and equipment	(11,639)	(11,090)	(10,631)
Proceeds from sale of publications, real estate and other assets, and insurance proceeds	15,040	14,972	3,284
Net cash used in investing activities	(201,476)	(160,273)	(144,833)
Cash flows from financing activities:
Payment of debt issuance costs	(800)	(3,576)	—
Borrowings under term loans	79,675	20,000	—
Borrowings under revolving credit facility	20,000	—	—
Repayments under term loans	(3,093)	(14,443)	(3,509)
Repayments under revolving credit facility	(20,000)	—	—
Payment of offering costs	(369)	(431)	(83)
Issuance of common stock, net of underwriters' discount	111,099	—	135,849
Purchase of treasury stock	(792)	(664)	(417)
Repurchase of common stock	—	(5,001)	—
Payment of dividends	(87,195)	(75,608)	(59,760)
Net cash provided by (used in) financing activities	98,525	(79,723)	72,080
Net increase (decrease) in cash, cash equivalents and restricted cash	6,608	(129,490)	22,047
Cash, cash equivalents and restricted cash at beginning of period	46,162	175,652	153,605
Cash, cash equivalents and restricted cash at end of period	$52,770	$46,162	$175,652
Supplemental disclosures on cash flow information:
Cash interest paid	$31,178	$33,626	$26,908
Cash income taxes paid	$1,272	$52	$2,601
See accompanying notes to consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(1) Description of Business, Basis of Presentation and Summary of Significant Accounting Policies
(a) Description of Business
New Media Investment Group Inc. (“New Media,” the “Company,” “us,” “our,” or “we”), was formed as a Delaware corporation on June 18, 2013. The Company owns, operates and invests in high-quality local media assets focused in small to mid-sized markets. Our print and online products focus on the local community from a content, advertising, and technology solutions perspective. As a result of our focus on small and mid-sized markets, we are usually the primary, and sometimes, the sole provider of comprehensive local market news and information in the communities we serve.
Our focus and presence gives us expertise and trust with the local audience and small to medium-sized businesses (“SMBs”) in our communities. We leverage this local trust and expertise to sell our unique, hyperlocal content to consumers using trusted and long established local mastheads, conduct community events on a variety of themed expos and endurance events focusing on local audiences under our GateHouse Live and Rugged Events brands, and market leading technology solutions to SMBs under our UpCurve brands.
As of December 30, 2018, the Company owned and operated 678 publications across 581 markets located in 37 states. The majority of the Company’s paid daily newspapers have been published for more than 100 years and are typically the only paid daily newspapers of general circulation in their respective nonmetropolitan markets. The Company’s publications generally face limited competition as a result of operating in small and midsized markets that can typically support only one newspaper. The Company has strategically clustered most of its publications in geographically diverse, nonmetropolitan markets in the Midwest and Eastern United States, which limits its exposure to economic conditions in any single market or region.
Through July 1, 2018, the Company's reporting units (Eastern US Publishing "East", Central US Publishing "Central", Western US Publishing "West", Recent Acquisitions and BridgeTower) were aggregated into one reportable business segment. On July 2, 2018, the reporting units were changed to Newspapers and BridgeTower. The reporting units will continue to be aggregated into one reportable business segment. Refer to Note 6 “Goodwill and Intangible Assets” for further discussion.
(b) Basis of Consolidation
The consolidated financial statements include the accounts of New Media and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company consolidates entities that it controls due to ownership of a majority voting interest.
(c) Newspaper Industry
The newspaper industry and the Company have experienced declining same-store revenue and profitability over the past several years. As a result, the Company has implemented, and continues to implement, plans to reduce costs and preserve cash flow. This includes cost-reduction programs and the sale of non-core assets. The Company believes these initiatives along with cash provided by operating activities will provide it with the financial resources necessary to invest in the business and provide sufficient cash flow to enable the Company to meet its commitments. However, the Company did recognize goodwill and mastheads impairments during the second quarter of 2017. Refer to Note 6 “Goodwill and Intangible Assets” for further discussion.
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
(e) Fiscal Year

The Company’s fiscal year is a 52 or 53-week operating period ending on the last Sunday of the calendar year. The Company’s 2018, 2017 and 2016 fiscal years ended on December 30, December 31, and December 25, and encompassed 52, 53, and 52-week periods, respectively.
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
Depreciation is calculated under the straight-line method over the estimated useful lives, principally up to 40 years for buildings and improvements, up to 20 years for machinery and equipment, and up to 10 years for furniture, fixtures and computer software. Leasehold improvements are amortized under the straight-line method over the shorter of the lease term or estimated useful life of the asset.
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
(j) Goodwill, Intangible and Long-Lived Assets
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

The Company accounts for long-lived assets in accordance with the provisions of ASC Topic 360, “Property, Plant and Equipment” (“ASC 360”). The Company assesses the recoverability of its long-lived assets, including property, plant and equipment and finite lived intangible assets, whenever events or changes in business circumstances indicate the carrying amount of the assets, or related group of assets, may not be fully recoverable. Impairment indicators include significant under performance relative to historical or projected future operating losses, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, and significant negative industry or economic trends. The assessment of recoverability is based on management’s estimates by comparing the sum of the estimated undiscounted cash flows generated by the underlying asset, or other appropriate grouping of assets, to its carrying value to determine whether an impairment existed at its lowest level of identifiable cash flows. If the carrying amount of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment is recognized to the extent the carrying value of such asset exceeds its fair value.
(k) Equity Investments
New Media uses the equity method of accounting for investments over which the Company exercises significant influence but does not control. The Company's share of net earnings or losses from equity method investments is included in other (income) expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).
Equity method investments are reviewed for impairment by comparing their fair value to their respective carrying amounts. With respect to private company investments, the Company makes its estimate of fair value by considering available information, that may include recent investee equity transactions, discounted cash flow analyses, estimates based on comparable public company operating multiples and, in certain situations, balance sheet liquidation values. If the fair value of the investment has dropped below the carrying amount, management considers several factors when determining whether an other-than-temporary decline in market value has occurred, including the length of time and extent to which the market value has been below cost, the financial condition and near-term prospects of the issuer of the security, the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value and other factors influencing the fair market value, such as general market conditions.
The Company accounts for non-marketable investments over which the Company does not have the ability to exercise significant influence under the cost method of accounting. Equity securities without a readily determinable fair value are accounted for at cost, adjusted for impairments and observable price changes in orderly transactions.
(l) Redeemable Noncontrolling Interests
The Company accounts for redeemable noncontrolling interests in accordance with ASC 480-10-S99-3A, “Distinguishing Liabilities from Equity” (“ASC 480-10-S99-3A”), because their exercise is outside the control of the Company. The redeemable noncontrolling interests recorded at fair value are put arrangements held by the noncontrolling interests in one of the Company’s majority-owned subsidiaries.
As of December 30, 2018, the redeemable noncontrolling interests are not exercisable.
(m) Revenue Recognition
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
The Company’s Consolidated Statement of Operations and Comprehensive Income (Loss) presents revenues disaggregated by revenue type. Sales taxes and other usage-based taxes are excluded from revenues.
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
Contract Balances
The Company records deferred revenues when cash payments are received in advance of the Company’s performance. The most significant unsatisfied performance obligation is the delivery of publications to subscription customers. The Company expects to recognize the revenue related to unsatisfied performance obligations over the next three to twelve months in accordance with the terms of the subscriptions. The increase in the deferred revenue balance for the year ended December 30, 2018 is primarily driven by acquisitions.  For the year ended December 30, 2018, the Company recognized approximately $85,000 of revenues that were included in the deferred revenue balance as of December 31, 2017.
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
(n) Income Taxes
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
(o) Fair Value of Financial Instruments

The carrying value of the Company’s cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to the short maturity of these instruments. An estimate of the fair value of the Company’s debt is disclosed in Note 9 “Indebtedness”.
(p) Cash Equivalents and Restricted Cash
Cash equivalents represent highly liquid certificates of deposit which have original maturities of three months or less. Restricted cash is held as cash collateral for certain business operations.
(q) Deferred Financing Costs
Deferred financing costs consist of costs incurred in connection with debt financings and are recorded as a contra-liability in long-term debt. Such costs are amortized on a straight-line basis over the estimated remaining term of the debt, which approximates the effective interest method. This amortization represents a component of interest expense.
(r) Advertising Costs
Advertising costs are expensed in the period incurred. The Company incurred total advertising expenses for the years ended December 30, 2018, December 31, 2017, and December 25, 2016 of $18,192, $14,589 and $14,607, respectively.
(s) Earnings (loss) per share
Basic earnings (loss) per share is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from the issuance of common shares upon conversion of common stock equivalents.
(t) Stock-based Employee Compensation
ASC Topic 718, “Compensation – Stock Compensation” requires that all share-based payments to employees and the board of directors, including grants of stock options and restricted stock, be recognized in the consolidated financial statements over the service period (generally the vesting period) based on fair values measured on grant dates, less estimated forfeitures.
(u) Pension and Postretirement Liabilities
ASC Topic 715, “Compensation – Retirement Benefits” requires recognition of an asset or liability in the consolidated balance sheet reflecting the funded status of pension and other postretirement benefit plans such as retiree health and life, with current-year changes in the funded status recognized in accumulated other comprehensive (loss) income. For the years ended December 30, 2018, December 31, 2017, and December 25, 2016, a total of $(1,420), $(1,484) and $(819), net of taxes of $0, $0 and $0 after valuation allowance, respectively, was recognized in other comprehensive loss (see Note 14 “Pension and Postretirement Benefits”).
(v) Self-Insurance Liability Accruals
The Company maintains self-insured medical and workers’ compensation programs. The Company purchases stop loss coverage from third parties which limits our exposure to large claims. The Company records a liability for healthcare and workers’ compensation costs during the period in which they occur, including an estimate of incurred but not reported claims.
(w) Concentration of risk
Due to the distributed nature of our operations, we are not subject to significant concentrations of risk relating to customers, products, or geographic locations.
(x) Reclassifications
Certain amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current year presentation.
(y) Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASC Topic 606"). ASC Topic 606 replaces all current U.S. GAAP guidance for revenue recognition and eliminates industry-specific guidance. The new standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers - Principal versus Agent Considerations” (ASU 2016-08), which amends ASC Topic 606 and clarifies the implementation guidance on principal versus agent considerations. The Company adopted ASC Topic 606 on January 1, 2018 using the modified retrospective approach. Refer to Note 12 "Revenues" for the discussion of the impact of the adoption of the new standard.
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments––Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The amendments in ASU 2016-01 address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The Company adopted this new accounting standard prospectively for its non-marketable equity securities on January 1, 2018. The Company has elected to use the measurement alternative for its non-marketable equity securities, defined as cost adjusted for changes from observable transactions for identical or similar investments of the same issuer, less impairment. The Company's investments in privately-held companies are non-marketable equity securities without readily determinable fair values and there was no upward adjustment during the year ended December 30, 2018.
In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), “Leases (Topic 842)", which revises the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset on the balance sheet for all leases with terms greater than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. We will adopt Topic 842 effective December 31, 2018 using a modified retrospective method and will not restate comparative periods. As permitted under the transition guidance, we will carry forward the assessment of whether our contracts contain or are leases, classification of our leases and remaining lease terms. Based on our portfolio of leases as of December 30, 2018, approximately $95,000 of lease assets and $101,000 of lease liabilities will be recognized on our balance sheet upon adoption, primarily relating to real estate. We are substantially complete with our implementation efforts.
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
In March 2017, the FASB issued ASU No. 2017-07, “Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (Topic 715), which provides guidance that requires an employer to report the service cost component separate from the other components of net benefit pension costs. The employer is required to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside the subtotal of income from operations, if one is presented. If a separate line item is not used, the line item used in the income statement must be disclosed. The Company adopted the standard on January 1, 2018 using a retrospective transition method. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements. The Other components of net defined benefit cost are recorded in other (income) expense on the Consolidated Statements of Operations and Comprehensive Income (Loss).
In February 2018, the FASB issued ASU 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“AOCI”)". This ASU provides entities the option to reclassify tax effects to retained earnings from AOCI which are impacted by the Tax Cuts and Jobs Act (“TCJA”). The ASU is effective for fiscal years beginning after December 15, 2018 but early adoption is permitted. The Company has a full valuation allowance for all tax benefits related to AOCI, and therefore, there are no tax effects to be reclassified to retained earnings.
All other issued and not yet effective accounting standards are not relevant to the Company.
(2) Acquisitions and Dispositions
Acquisitions

2018 Acquisitions
The Company acquired substantially all the assets, properties and business of certain publications and businesses on November 16, 2018, November 14, 2018, October 1, 2018, August 15, 2018, July 2, 2018, June 18, 2018, June 4, 2018, May 11, 2018, May 1, 2018, April 2, 2018, March 31, 2018, March 6, 2018, February 28, 2018, February 23, 2018, and February 7, 2018 (“2018 Acquisitions”), which included seven business publications, eight daily newspapers, 16 weekly publications, one shopper, a print facility, an events production business, cloud services and digital platforms and related domains, for an aggregate purchase price of $205,720, including estimated working capital and contingent consideration. The acquisitions were financed from cash on hand. The rationale for the acquisitions was primarily the attractive nature, as applicable, of the various publications, businesses and digital platforms, the estimated cash flows, and the cost-saving and revenue-generating opportunities available.
In the August 15, 2018 acquisition, the Company acquired an 80% equity interest in the acquiree, and the minority equity owners retained a 20% interest, which has been classified as noncontrolling interest in the accompanying financial statements. Noncontrolling interests with embedded redemption features, such as put rights, that are not solely within the control of the Company are considered redeemable noncontrolling interests and are presented outside of stockholders’ equity on the Company's Consolidated Balance Sheets. At any time following the second anniversary of the closing of the acquisition, the minority equity owners shall have the right to sell all but not less than all of their shares at fair market value.
Certain of the Company's 2018 Acquisitions include contingent consideration arrangements, which are primarily payable to the sellers based on the passage of time or as a component of earnings above an agreed-upon target and are recorded at estimated fair value. As of the acquisition dates, the Company recorded contingent consideration of $3,256.
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
The following table summarizes the preliminary determination of fair values of the assets and liabilities:

Current assets	$30,890
Other assets	447
Property, plant and equipment	18,574
Noncompete agreements	370
Advertiser relationships	51,395
Subscriber relationships	36,115
Customer relationships	14,063
Trade names	1,810
Mastheads	13,678
Goodwill	73,726
Total assets	241,068
Current liabilities assumed	33,620
Long-term liabilities assumed	92
Total liabilities	33,712
Redeemable noncontrolling interest	1,636
Net assets	$205,720

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
The weighted average amortization periods for recently acquired amortizable intangible assets are equal to or similar to the periods presented in Note 6 "Goodwill and Intangible Assets".
The Company expensed $1,532 of acquisition-related costs for the 2018 Acquisitions during the year ended December 30, 2018, and these expenses are included in selling, general and administrative expense.
For tax purposes, the amount of goodwill that is expected to be deductible is $72,012, excluding goodwill attributable to the 20% noncontrolling interest.
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

The Company obtained third party independent valuations or performed similar calculations internally to assist in the determination of the fair values of certain assets acquired and liabilities assumed, using the same three approaches that were used to determine value in 2018: the cost approach (used for equipment where an active secondary market is not available, building improvements, and software), the direct sales comparison (market) approach (used for land and equipment where an active secondary market is available) and the income approach (used for intangible assets).
The weighted average amortization periods for recently acquired amortizable intangible assets are in line with those listed in Note 6 "Goodwill and Intangible Assets".

The Company expensed $978 of acquisition-related costs for the 2017 Acquisitions during the year ended December 31, 2017, and these expenses are included in selling, general and administrative expenses.
For tax purposes, the amount of goodwill that is expected to be deductible is $37,652.
Dispositions
On May 11, 2018, the Company completed its sale of certain publications and related assets in Alaska for approximately $2,369, including working capital. As a result, a nominal pre-tax gain, net of selling expenses, is included in net (gain) loss on sale or disposal of assets on the Consolidated Statement of Operations and Comprehensive Income (Loss) during the year ended December 30, 2018.
On February 27, 2018, the Company sold a parcel of land and a building located in Framingham, Massachusetts for a sale price of $9,264 and recognized a pre-tax gain of approximately $3,337, net of selling expenses, which is included in net (gain) loss on sale or disposal of assets on the Consolidated Statement of Operations and Comprehensive Income (Loss) during the year ended December 30, 2018.
On June 2, 2017, the Company completed its sale of the Mail Tribune, located in Medford, Oregon, for approximately $14,700, including working capital.  As a result, a pre-tax gain of approximately $5,400, net of selling expenses, is included in net (gain) loss on sale or disposal of assets on the Consolidated Statement of Operations and Comprehensive Income (Loss) during the year ended December 31, 2017 since the disposition did not qualify for treatment as a discontinued operation.
(3) Share-Based Compensation
The Company recognized compensation cost for share-based payments of $3,156, $3,135, and $2,442 for the years ended December 30, 2018, December 31, 2017, and December 25, 2016, respectively. The total compensation cost not yet recognized related to non-vested awards as of December 30, 2018 was $4,053, which is expected to be recognized over a weighted average period of 1.85 years through October 2020.
Restricted Stock Grants (“RSGs”)
On February 3, 2014, the Board of Directors of New Media (the "Board" or "Board of Directors") adopted the New Media Investment Group Inc. Nonqualified Stock Option and Incentive Award Plan (the “Incentive Plan”) that authorized up to 15,000,000 shares that may be granted under the Incentive Plan. On the same date, the Board adopted a form of the New Media Investment Group Inc. Non-Officer Director Restricted Stock Grant Agreement (the “Form Grant Agreement”) to govern the terms of awards of restricted stock (“New Media Restricted Stock”) granted under the Incentive Plan to directors who are not officers or employees of New Media (the “Non-Officer Directors”). On February 24, 2015, the Board adopted a form of the New Media Investment Group Inc. Employee Restricted Stock Grant Agreement (the “Form Employee Grant Agreement”) to govern the terms of awards of New Media Restricted Stock granted under the Incentive Plan to employees of New Media and its subsidiaries (the “Employees”). Both the Form Grant Agreement and the Form Employee Grant Agreement provide for the grant of New Media Restricted Stock that vests in equal annual installments on each of the first, second and third anniversaries of the grant date, subject to continued service, and immediate vesting in full upon death or disability. If service terminates for any other reason, all unvested shares of New Media Restricted Stock are forfeited. During the period prior to the lapse and removal of the vesting restrictions, a grantee of a RSG will have all the rights of a stockholder, including without limitation, the right to vote and the right to receive all dividends or other distributions. Any dividends or other distributions that are declared with respect to the shares of New Media Restricted Stock will be paid at the time such shares vest. The value of the RSGs on the date of issuance is recognized as selling, general and administrative expense over the vesting period with a corresponding increase to additional paid-in-capital.
As of December 30, 2018, the aggregate intrinsic value of unvested RSGs was $4,410.

RSG activity was as follows:

	Year Ended
	December 30, 2018		December 31, 2017		December 25, 2016
	Number of RSGs	Weighted- Average Grant Date Fair Value	Number of RSGs	Weighted- Average Grant Date Fair Value	Number of RSGs	Weighted- Average Grant Date Fair Value
Unvested at beginning of year	342,264	$16.86	335,593	$18.18	244,848	$21.67
Granted	227,388	16.43	186,153	15.85	193,737	15.31
Vested	(170,422)	18.01	(128,952)	18.87	(83,303)	21.51
Forfeited	(14,759)	16.55	(50,530)	16.80	(19,689)	19.22
Unvested at end of year	384,471	$16.11	342,264	$16.86	335,593	$18.18

Under FASB ASC Topic 718, “Compensation - Stock Compensation”, the Company elected to recognize share-based compensation expense for the number of awards that are ultimately expected to vest. The Company’s estimated forfeitures are based on historical forfeiture rates. Estimated forfeitures are reassessed periodically, and the estimate may change based on new facts and circumstances.
(4) Restructuring
Over the past several years, in furtherance of the Company’s cost-reduction and cash-preservation plans outlined in Note 1, “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies”, the Company has engaged in a series of individual restructuring programs, designed primarily to right-size the Company’s employee base, consolidate facilities and improve operations, including those of recently acquired entities. These initiatives impact all of the Company’s geographic regions and are often influenced by the terms of union contracts within the region. All costs related to these programs, which primarily include severance expense, are accrued at the time of the program announcement or over the remaining service period.
A rollforward of the accrued restructuring costs, included in accrued expenses on the balance sheet, for the years ended December 30, 2018 and December 31, 2017 is outlined below.

	Severance and Related Costs	Other Costs (1)	Total
Balance at December 25, 2016	$1,178	$356	$1,534
Restructuring provision included in Integration and Reorganization	7,660	1,243	8,903
Cash payments	(8,121)	(1,233)	(9,354)
Balance at December 31, 2017	717	366	1,083
Restructuring provision included in Integration and Reorganization	11,940	3,071	15,011
Cash payments	(10,103)	(3,091)	(13,194)
Balance at December 30, 2018	$2,554	$346	$2,900

(1)	Other costs primarily includes costs to consolidate operations.
The restructuring reserve balance is expected to be paid out over the next twelve months.

Facility consolidation charges and accelerated depreciation
During the year ended December 30, 2018, the Company ceased operations of seven print publications and six printing operations as part of the ongoing cost reduction programs. As a result, the Company recognized impairment charges related to retired equipment of $503 and intangibles of $618 and recorded accelerated depreciation of $3,601 during the year ended December 30, 2018.
During the year ended December 31, 2017, the Company ceased printing operations at 15 facilities as part of the ongoing cost reduction programs.  As a result, the Company recognized an impairment charge related to retired equipment of $7,142 and recorded accelerated depreciation of $2,429 during the year ended December 31, 2017.

(5) Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 30, 2018	December 31, 2017
Land	$39,036	$42,046
Buildings and improvements	204,753	204,235
Machinery and equipment	274,748	260,232
Furniture, fixtures, and computer software	35,679	33,371
Construction in progress	4,648	4,634
	558,864	544,518
Less: accumulated depreciation	(219,256)	(171,395)
Total	$339,608	$373,123

Depreciation expense was $50,833, $50,438, and $47,176 for the years ended December 30, 2018, December 31, 2017, and December 25, 2016, respectively.
(6) Goodwill and Intangible Assets
Goodwill and intangible assets consisted of the following:

	December 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Advertiser relationships	$260,142	$53,477	$206,665
Customer relationships	44,630	8,704	35,926
Subscriber relationships	153,923	31,560	122,363
Other intangible assets	13,046	7,802	5,244
Total	$471,741	$101,543	$370,198
Nonamortized intangible assets:
Goodwill	$310,737
Mastheads	115,856
Total	$426,593

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Advertiser relationships	$208,995	$37,046	$171,949
Customer relationships	30,576	5,094	25,482
Subscriber relationships	117,870	20,814	97,056
Other intangible assets	10,866	4,634	6,232
Total	$368,307	$67,588	$300,719
Nonamortized intangible assets:
Goodwill	$236,555
Mastheads	102,774
Total	$339,329

As of December 30, 2018, the weighted average amortization periods for amortizable intangible assets are 14.5 years for advertiser relationships, 12.4 years for customer relationships, 13.6 years for subscriber relationships, and 5.4 years for other intangible assets. The weighted average amortization period in total for all amortizable intangible assets is 13.8 years.

Amortization expense was $33,958, $23,956, and $20,598, for the years ended December 30, 2018, December 31, 2017, and December 25, 2016, respectively. Estimated future amortization expense as of December 30, 2018, is as follows:

For the following fiscal years:
2019	$35,900
2020	34,845
2021	34,651
2022	33,883
2023	33,645
Thereafter	197,274
Total	$370,198

The changes in the carrying amount of goodwill for the years ended December 30, 2018 and December 31, 2017 are as follows:

Balance at December 25, 2016, net of accumulated impairment losses of $0	$227,954
Goodwill acquired in business combinations	37,037
Goodwill impairment	(25,641)
Goodwill related to divestitures	(2,795)
Balance at December 31, 2017, net of accumulated impairment losses of $25,641	236,555
Goodwill acquired in business combinations	73,726
Measurement period adjustments	456
Balance at December 30, 2018, net of accumulated impairment losses of $25,641	$310,737

The Company’s annual impairment assessment is made on the last day of its fiscal second quarter.
The Company performed its 2017 annual assessment for possible impairment of the carrying value of goodwill and indefinite-lived intangible assets as of June 25, 2017. As a result of this assessment, the Company recorded a goodwill impairment totaling $25,641 in two of its former reporting units, Central and West. This impairment was primarily attributable to continuing economic pressures in the newspaper industry and a decline in the Company’s stock price, and represented a full impairment of the goodwill then recorded in the former West reporting unit and a partial impairment of the goodwill then recorded in the former Central reporting unit. In addition, the Company recorded a partial impairment of the carrying value of mastheads, totaling $1,807, in the former West reporting unit in the same period.
The Company performed its 2018 annual assessment for possible impairment of the carrying value of goodwill and indefinite-lived intangibles as of July 1, 2018. The fair values of four of the Company’s former reporting units, including East, West, Central and BridgeTower, which include newspaper mastheads, were estimated using the expected present value of future cash flows, recent industry multiples and using estimates, judgments and assumptions that management believes were appropriate in the circumstances. The estimates and judgments used in the assessment included multiples for EBITDA, the weighted average cost of capital and the terminal growth rate. The Company determined that the future cash flow and industry multiple analysis provided the best estimate of the fair value of its reporting units.  Key assumptions in the impairment analysis include revenue and EBITDA projections, discount rates, long-term growth rates and the effective tax rate that the Company determined to be appropriate. Revenue projections reflected slight declines in the current and next year, and revenues are expected to moderate to a terminal growth rate of 1%. Discount rates ranged from 16% to 17%. The effective tax rate was 27%. The fair value of the former West reporting unit was less than its carrying value, however, all goodwill was previously written off in 2017. The fair value of the former Central reporting unit exceeded the carrying value by approximately 10%. The Company performed a qualitative assessment for the Recent Acquisitions reporting unit and concluded that it is not more likely than not that the goodwill and indefinite-lived intangible assets are impaired. As a result, no quantitative impairment testing was performed for the Recent Acquisitions.
The total Company’s estimate of reporting unit fair values was reconciled to its then market capitalization (based upon the stock market price and fair value of debt) plus an estimated control premium.
The Company used a “relief from royalty” approach, a discounted cash flow model, to determine the fair value of each reporting units’ mastheads.  The estimated fair value equaled or exceeded carrying value for mastheads. The fair value of mastheads exceeded carrying value by less than 10% in the former West reporting unit. Key assumptions within the masthead analysis included revenue projections, discount rates, royalty rates, long-term growth rates and the effective tax rate that the Company determined to be appropriate. Revenue projections reflected declines in the current and next year, and revenues were expected to moderate to a terminal growth rate of 1%. Discount rates ranged from 16% to 17%, and royalty rates ranged from 1.25% to 1.75%. The effective tax rate was 27%.
The Company considered the impairment of goodwill in the former West to be a potential indicator of impairment under ASC 360. The Company determined that the long-lived asset groups were the same as its reporting units. The Company performed an analysis of its undiscounted cash flows in the former West reporting unit to determine if there was an impairment of long-lived assets. The sum of undiscounted cash flows over the primary asset’s weighted-average remaining useful life exceeded the group’s carrying value, so no impairment was recorded.
As of July 2, 2018, the Company reorganized its reporting units to align with its new management structure. The East, Central, West and Recent Acquisitions reporting units were consolidated into one reporting unit called Newspapers. BridgeTower remained a separate reporting unit. Due to the change in the composition of the reporting units, the Company performed an additional impairment test for goodwill after the reorganization. Similar methodologies and assumptions were utilized for the post-reorganization impairment assessment, as described above. Fair values of the reporting units were determined to be greater than the carrying value of the reporting units, and the estimated fair value exceeded carrying value for all mastheads.
As of September 30, 2018 and December 30, 2018, the Company performed a review of potential impairment indicators noting that its financial results and forecast have not changed materially since the annual impairment assessment, and it was determined that no indicators of impairment were present.
(7) Accrued Expenses
Accrued expenses consisted of the following:

	December 30, 2018	December 31, 2017
Accrued payroll and related liabilities	$21,007	$19,229
Accrued bonus	9,915	12,556
Accrued insurance	11,689	11,463
Accrued legal and professional fees	2,285	2,760
Accrued interest expense	3,240	160
Accrued taxes	6,329	4,631
Accrued restructuring	2,900	1,083
Accrued acquisition related liabilities	8,054	2,106
Accrued management fees, incentive fees and related expenses	10,696	11,265
Accrued other	37,535	31,774
	$113,650	$97,027

(8) Lease Commitments
The future minimum lease payments related to the Company’s non-cancelable operating lease commitments as of December 30, 2018 are as follows:

For the following fiscal years:
2019	$26,775
2020	23,116
2021	19,418
2022	15,923
2023	13,299
Thereafter	75,848
Total minimum lease payments	$174,379

Rental expense under operating leases was $32,766, $27,248, and $24,855, for the years ended December 30, 2018, December 31, 2017, and December 25, 2016, respectively.

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
(9) Indebtedness
New Media Credit Agreement
On June 4, 2014, New Media Holdings II LLC (the “New Media Borrower”), a wholly owned subsidiary of New Media, entered into a credit agreement (the “New Media Credit Agreement”) among the New Media Borrower; New Media Holdings I LLC (“Holdings I”); the lenders party thereto, RBS Citizens, N.A. and Credit Suisse Securities (USA) LLC as joint lead arrangers and joint bookrunners; Credit Suisse AG, Cayman Islands Branch as syndication agent; and Citizens Bank of Pennsylvania as administration agent which provided for (i) a $200,000 senior secured term facility (the “Term Loan Facility” and any loan thereunder, including as part of the Incremental Facility, “Term Loans”), (ii) a $25,000 senior secured revolving credit facility, with a $5,000 sub-facility for letters of credit and a $5,000 sub-facility for swing loans, (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Senior Secured Credit Facilities”) and (iii) the ability for the New Media Borrower to request one or more new commitments for term loans or revolving loans from time to time up to an aggregate total of $75,000 (the “Incremental Facility”) subject to certain conditions. On June 4, 2014, the New Media Borrower borrowed $200,000 under the Term Loan Facility (the “Initial Term Loans”). As of December 30, 2018, $0 was drawn under the Revolving Credit Facility. The Term Loans mature on July 14, 2022 and the maturity date for the Revolving Credit Facility is July 14, 2021. The New Media Credit Agreement was amended:
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
•on February 16, 2018, to provide for $50,000 in additional term loans under the Term Loan Facility; and
•on November 28, 2018, to provide for (i) $30,000 in additional term loans under the Term Loan Facility and (ii) a 1.00% prepayment premium for any prepayments of the Term Loans made in connection with certain repricing transactions effected within six months of the date of the amendment.
In connection with the November 28, 2018 amendment, the Company incurred approximately $359 of fees and expenses, of which $300 were capitalized in deferred financing costs and will be amortized over the term of the Term Loan Facility. The related third party fees of $59 were expensed during the quarter as this amendment was determined to be a debt modification for accounting purposes. In addition, the Company recognized $75 of original issue discount, which will also be amortized over the term of the Term Loan Facility. There was one lender who had a significant change in the terms of the Term Loan Facility; the difference between the present value of the cash flows after this amendment and the present value of the cash flows before this amendment was more than 10%.  This portion of the transaction was accounted for as an extinguishment under ASC Subtopic 470-50, “Debt Modifications and Extinguishments”. Deferred fees and expenses of $2,886 previously allocated to that lender were written off to loss on early extinguishment of debt.
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
As of December 30, 2018 the New Media Credit Agreement had a weighted average interest rate of 8.59%.
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
As of December 30, 2018, the Company is in compliance with all of the covenants and obligations under the New Media Credit Agreement.
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
The Advantage Florida Debt was in the principal amount of $10,000, bore interest at the rate of 5.25% per annum, and matured on December 31, 2016. On December 30, 2016, the Company paid the outstanding balance under the Advantage Florida Debt in the amount of $10,000 with cash on hand. The Advantage Alabama Debt is in the principal amount of $8,000 and bears interest at the rate of LIBOR plus 6.25% per annum (with a minimum of 1% LIBOR) payable quarterly in arrears, maturing on March 31, 2019. The Advantage Alabama Debt is secured by a perfected second priority security interest in all the assets of the Alabama Advantage Borrowers and certain other subsidiaries of the Company, subject to the limitation that the maximum amount of secured obligations is $15,000. The Halifax Alabama Credit Agreement is unconditionally guaranteed by Holdings I and certain subsidiaries of the New Media Borrowers and is required to be guaranteed by all future material wholly-owned domestic subsidiaries of the Alabama Advantage Borrowers, subject to certain exceptions. The Advantage Alabama Debt is subordinated to the New Media Credit Agreement pursuant to an intercreditor agreement.
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
As of December 30, 2018, the Company is in compliance with all of the covenants and obligations under the Halifax Alabama Credit Agreement.
Fair Value
The fair value of long-term debt under the Senior Secured Credit Facilities and the Advantage Alabama Debt was estimated at $445,257 as of December 30, 2018, based on discounted future contractual cash flows and a market interest rate adjusted for necessary risks, including the Company’s own credit risk as there are no rates currently observable in publicly traded debt markets of risk with similar terms and average maturities. Accordingly, the Company’s long-term debt under the Senior Secured Credit Facilities is classified within Level 3 of the fair value hierarchy.
Payment Schedule
As of December 30, 2018, scheduled principal payments of outstanding debt are as follows:

2019	$12,395
2020	4,395
2021	4,395
2022	424,072
445,257
Less:
Current	12,395
Unamortized original issue discount	1,855
Deferred financing costs	2,827
Long-term debt	$428,180

(10) Income Taxes
Income tax expense (benefit) on income (loss) from continuing operations before income taxes for the periods shown below consisted of:

	Current	Deferred	Total
Year Ended December 30, 2018:
U.S. Federal	$—	$(2,690)	$(2,690)
State and local	1,679	2,923	4,602
	$1,679	$233	$1,912
Year Ended December 31, 2017:
U.S. Federal	$—	$(617)	$(617)
State and local	1,003	95	1,098
	$1,003	$(522)	$481
Year Ended December 25, 2016:
U.S. Federal	$—	$(2,913)	$(2,913)
State and local	543	51	594
	$543	$(2,862)	$(2,319)

Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate (21% for the year ended December 30, 2018, and 34% for the years ended December 31, 2017 and December 25, 2016) to income (loss) from continuing operations before income taxes as a result of the following:

	Year Ended
	December 30, 2018	December 31, 2017	December 25, 2016
Computed “expected” tax expense (benefit)	$4,204	$(148)	$9,969
Increase (decrease) in income tax benefit resulting from:
State and local income taxes, net of federal benefit	4,249	1,139	873
Net nondeductible meals, entertainment, and other expenses	967	1,027	796
Tax Effects of 2017 Legislation	(4,821)	(4,200)	—
Change in valuation allowance	(2,687)	2,663	(13,922)
Other	—	—	(35)
Income tax expense (benefit)	$1,912	$481	$(2,319)

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of December 30, 2018 and December 31, 2017 are presented below:

	December 30, 2018	December 31, 2017
Non-current deferred tax assets (liabilities):
Accounts receivable	$2,234	$1,328
Accrued expenses	8,726	6,768
Inventory capitalization	1,240	1,055
Pension and other postretirement benefit obligation	3,122	3,365
Definite and indefinite lived intangible assets	(13,714)	4,076
Net operating losses	71,431	60,360
Fixed assets	(16,642)	(15,156)
Gross non-current deferred tax assets/liabilities	56,397	61,796
Less valuation allowance	(64,679)	(69,876)
Net deferred tax liabilities	$(8,282)	$(8,080)

The deferred income tax liability is primarily due to the recognition of deferred tax liabilities relating to goodwill and certain intangible assets that cannot be predicted to reverse for book purposes during our loss carry-forward periods. In 2018, the state deferred tax provision is primarily attributable to the recognition of deferred tax liabilities relating to goodwill and certain intangible assets that have an indefinite life.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.
On December 22, 2017, the TCJA was signed into legislation. The Company recorded a tax benefit of $4,200 in 2017 which was primarily attributable to a re-measurement of deferred tax assets and deferred tax liabilities. The tax benefit was also attributable to a valuation allowance release of $800 related to an alternative minimum tax credit of which $400 is refundable for 2018 and $400 is refundable in 2019 through 2021.
Staff Accounting Bulletin #118 (SAB 118) allows the Company a measurement period of one year after enactment of the TCJA to finalize the recording of the related tax effects. We applied the guidance in SAB 118 when accounting for the enactment-date effects of the TCJA in 2017 and 2018. At December 31, 2017 and through our third quarter of 2018, we had not completed our accounting for all of the enactment-date tax effects of the TCJA for re-measurement of deferred tax assets and liabilities. We disclosed at year end 2017 and at the end of each of the first three quarters of 2018 that the effects of the re-measurement of deferred tax balances were provisional and subject to change. We have completed our accounting for all of the enactment-date income tax effects of the TCJA as described further below.
The TCJA provided that net operating losses incurred during 2018 and thereafter have an indefinite carryforward period. We evaluated our existing indefinite lived deferred tax liabilities and concluded that they are a source of income to support realization of certain deferred tax assets which are expected to become indefinite lived net operating losses when they reverse in future years. We reflected a tax benefit of approximately $4,821 as a component of income tax expense from continuing operations in the fourth quarter of 2018. This benefit consisted of a $7,805 valuation allowance release, partially offset by a change in tax rate of $2,984.
In addition, the TCJA imposes a new limit on interest expense deductions with respect to any debt outstanding on January 1, 2018. We have evaluated the effect of this rule and do not expect that the Company will be limited in its ability to claim interest expense deductions at this time although limitations may apply after 2021.
For the year ended December 25, 2016, the valuation allowance decrease was primarily attributable to finalization of tax attribute adjustments relating to the 2013 cancellation of indebtedness. During the year ended December 25, 2016, the valuation allowance decreased by $14,805 of which $15,126 was a benefit to earnings and $321 was recorded as an increase to the valuation allowance for accumulated other comprehensive income. During the year ended December 31, 2017, the valuation allowance decreased by $28,083 of which $27,957 was a benefit to earnings and $126 was recorded as a decrease to the valuation allowance for accumulated other comprehensive income. During the year ended December 30, 2018, the valuation allowance decreased by $5,197 of which $5,457 was a benefit to earnings and $260 was recorded as an increase to the valuation allowance for accumulated other comprehensive income. The primary reason for the decline in the valuation allowance in 2017 and 2018 was attributable to the remeasurement of deferred taxes under the TCJA.
At December 30, 2018, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $263,000, which are available to offset future taxable income, if any. State net operating loss carryforwards may differ significantly from the federal net operating loss carryforwards due to state tax attribute reduction requirements that differ from federal tax law. The federal tax losses begin to expire in 2030 through 2037 and state loss carryforwards begin to expire in 2019. A portion of the operating losses are subject to the limitations of Internal Revenue Code (the “Code”) Section 382. This section provides limitations on the availability of net operating losses to offset current taxable income if significant ownership changes have occurred for federal tax purposes.
A reconciliation of the beginning and ending amount of uncertain tax positions for the years ended December 30, 2018, December 31, 2017 and December 25, 2016 are as follows:

Balance as of December 27, 2015	$1,289
Decreases based on tax positions prior to 2016	(113)
Uncertain tax positions as of December 25, 2016	1,176
Decreases based on tax positions prior to 2017	(16)
Uncertain tax positions as of December 31, 2017	1,160
Increases based on tax positions prior to 2018	30
Uncertain tax positions as of December 30, 2018	$1,190

At December 30, 2018, the Company’s uncertain tax positions of $1,190, if recognized, would impact the effective tax rate. The Company did not record significant amounts of interest and penalties related to uncertain tax positions for the year ended December 30, 2018. The Company does not anticipate significant increases or decreases in our uncertain tax positions within the next twelve months. The Company recognizes penalties and interest relating to uncertain tax positions in the provision for income taxes. At December 30, 2018 and December 31, 2017, the accrual for uncertain tax positions included $273 and $199 of interest and penalties, respectively.
The Company recorded an income tax benefit of $6,184 during 2016 related to its acquisition of certain legal entities during the year. In accordance with ASC 805, the Company released a portion of its valuation allowance, since it was able to utilize deferred tax assets against the deferred tax liabilities reflected in purchase accounting for the acquired entities.
The Company files a U.S. federal consolidated income tax return for which the statute of limitations remains open for the 2015 tax year and beyond. U.S. state jurisdictions have statute of limitations generally ranging from 3 to 6 years. The Company’s 2013 short tax year federal returns were examined by the Internal Revenue Service with no changes made to the returns filed.
(11) Equity
Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Year Ended
	December 30, 2018	December 31, 2017	December 25, 2016
Numerator for earnings per share calculation:
Net income (loss) attributable to New Media	$18,196	$(915)	$31,641
Denominator for earnings per share calculation:
Basic weighted average shares outstanding	58,013,617	53,010,421	45,234,369
Effect of dilutive securities:
Stock Options and Restricted Stock Grants	384,530	—	82,538
Diluted weighted average shares outstanding	58,398,147	53,010,421	45,316,907

Basic net income (loss) per share attributable to New Media	$0.31	$(0.02)	$0.70
Diluted net income (loss) per share attributable to New Media	$0.31	$(0.02)	$0.70

The Company excluded the following securities from the computation of diluted income per share because their effect would have been antidilutive:

	Year Ended
	December 30, 2018	December 31, 2017	December 25, 2016
Stock warrants	1,362,479	1,362,479	1,362,479
Stock options	700,000	2,214,811	1,450,000
Restricted stock grants	—	342,264	—

Equity
During the three months ended March 2016, the Company issued 13,992 shares of its common stock to its Non-Officer Directors to settle a liability of $225 for 2015 services.
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

The following table includes additional information regarding the Manager stock options:

	Number of Options	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 25, 2016	2,307,562	$4.07	$17.64	8.7	$186
Exercised	(92,751)	$3.98	$14.37
Outstanding at December 31, 2017	2,214,811	$4.08	$16.90	7.7	$2,245
Granted	690,000	$2.04	$16.45
Outstanding at December 30, 2018	2,904,811	$3.59	$15.31	7.3	$—

Exercisable at December 30, 2018	2,251,311		$15.19	6.8	$—

Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2017 and December 30, 2018 are outlined below.

Net actuarial loss
Balance at December 25, 2016	$(3,977)
Other comprehensive loss before reclassifications	(1,530)
Amounts reclassified from accumulated other comprehensive loss (1)	46
Net current period other comprehensive loss, net of taxes	(1,484)
Balance at December 31, 2017	$(5,461)
Other comprehensive loss before reclassifications	(1,509)
Amounts reclassified from accumulated other comprehensive loss (1)	89
Net current period other comprehensive loss, net of taxes	(1,420)
Balance at December 30, 2018	$(6,881)

(1)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost. See Note 14 “Pension and Postretirement Benefits”.
The following table presents reclassifications out of accumulated other comprehensive income (loss) for the years ended December 30, 2018, December 31, 2017, and December 25, 2016.

	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)			Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income (Loss)
	Year Ended December 30, 2018	Year Ended December 31, 2017	Year Ended December 25, 2016
Amortization of unrecognized loss (gain)	$89	$46	$(3)	(1)
Amounts reclassified from accumulated other comprehensive loss	89	46	(3)	Income before income taxes
Income tax benefit	—	—	—	Income tax (benefit) expense
Amounts reclassified from accumulated other comprehensive loss, net of taxes	$89	$46	$(3)	Net income

(1)
This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost and recognized in selling, general and administrative. See Note 14 “Pension and Postretirement Benefits”.

Dividends
During the year ended December 25, 2016, the Company paid dividends of $1.34 per share of Common Stock.
During the year ended December 31, 2017, the Company paid dividends of $1.42 per share of Common Stock.

During the year ended December 30, 2018, the Company paid dividends of $1.49 per share of Common Stock.
(12) Revenues
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
The adoption of ASC Topic 606 resulted in no change to accumulated deficit as of January 1, 2018. Revenue and expenses related to certain license agreements and recognized during the year ended December 30, 2018 decreased by $5,923 as a result of applying ASC Topic 606.
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
The Other Revenues category includes UpCurve, the Company's SMB solutions provider. UpCurve provides digital marketing and business services for SMBs. Other Revenues also include GateHouse Live, the Company’s events business. A significant judgment management must make with respect to UpCurve revenue recognition is determining whether the Company is the principal or agent for certain licensing transactions. Under ASC Topic 606, the principal in the relationship is the entity that controls the specified goods or services. An entity may have control if (i) it is primarily responsible for fulfilling the promise to provide the good or service; (ii) it has inventory risk before or after the good or service has been transferred to the customer; or (iii) it has the discretion in establishing the price for the good or service. The Company has determined that UpCurve is the principal in the relationships for those transactions in which the goods or services are customized for the customer and reports the related revenues on a gross basis. The Company has determined that UpCurve is the agent in the relationships for those transactions in which the Company resells the goods or services with no customization and reports these revenues on a net basis.
As a result of the change from gross to net reporting for certain licensing transactions, the Company’s commercial printing and other revenues, and operating expenses were both approximately $5,923 lower in the year ended December 30, 2018 than the amounts that would have been reported under previously applicable accounting standards.

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
Contract Balances
The Company records deferred revenues when cash payments are received in advance of the Company’s performance. The most significant unsatisfied performance obligation is the delivery of publications to subscription customers. The Company expects to recognize the revenue related to unsatisfied performance obligations over the next three to twelve months in accordance with the terms of the subscriptions. The increase in the deferred revenue balance for the year ended December 30, 2018 is primarily driven by acquisitions. For the year ended December 30, 2018, the Company recognized approximately $85,000 of revenues that were included in the deferred revenue balance as of December 31, 2017.
The Company's payment terms vary by the type and location of the customer and the products or services offered. The period between invoicing and when payment is due is not significant. For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.
Accounts Receivable
Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts. The Company’s allowance for doubtful accounts is based upon several factors including the length of time the receivables are past due, historical payment trends and current economic factors. The Company recorded bad debt expense of $7,668, $5,563 and $4,399 during the years ended December 30, 2018, December 31, 2017 and December 25, 2016, respectively. Impairment losses are recorded within the selling, general and administrative expenses in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
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
(13) Employee Benefit Plans
The Company sponsors the New Media Investment Group Inc. Retirement Savings Plan (the “New Media 401(k) Plan”), which is intended to be a qualified defined contribution plan with a cash or deferred arrangement under Section 401(k) of the Code. In general, eligible employees of the Company and participating affiliates who satisfy minimum age and service requirements are eligible to participate. Eligible employees can contribute amounts up to 100% of their eligible compensation to the New Media 401(k) Plan, subject to IRS limitations. The New Media 401(k) Plan also provides for discretionary matching and nonelective contributions that can be made in separate amounts among different allocation groups. For the years ended December 30, 2018, December 31, 2017, and December 25, 2016, the Company’s matching contributions to the New Media 401(k) Plan were $3,988, $3,365, and $2,959, respectively. The Company did not make nonelective contributions for the reported years.
The Company maintains two nonqualified deferred compensation plans, as described below, for certain of its employees.
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
(14) Pension and Postretirement Benefits
As a result of acquisitions, the Company maintains two pension and several postretirement medical and life insurance plans which cover certain employees. The Company uses the accrued benefit actuarial method and best estimate assumptions to determine pension costs, liabilities and other pension information for defined benefit plans.
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
The following table provides a reconciliation of benefit obligations, plan assets and funded status, along with the related amounts in the consolidated balance sheets of the Company’s pension and postretirement medical and life insurance plans as of December 30, 2018 and December 31, 2017:

	Pension		Postretirement
	Year Ended
	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$82,344	$78,323	$4,835	$5,010
Service cost	606	630	7	11
Interest cost	2,775	3,143	153	189
Actuarial (gain) loss	(6,228)	5,850	(363)	(88)
Benefits and expenses paid	(5,307)	(5,602)	(500)	(481)
Participant contributions	—	—	221	211
Employer implicit subsidy fulfilled	—	—	(23)	(17)
Projected benefit obligation at end of period	$74,190	$82,344	$4,330	$4,835
Change in plan assets:
Fair value of plan assets at beginning of period	$61,539	$57,266	$—	$—
Actual return on plan assets	(3,648)	8,390	—	—
Employer contributions	1,451	1,485	—	—
Benefits paid	(4,705)	(4,750)	—	—
Expenses paid	(602)	(852)	—	—
Fair value of plan assets at end of period	$54,035	$61,539	$—	$—
Reconciliation of funded status:
Benefit obligation at end of period	$(74,190)	$(82,344)	$(4,330)	$(4,835)
Fair value of assets at end of period	54,035	61,539	—	—
Funded status	(20,155)	(20,805)	(4,330)	(4,835)
Unrecognized actuarial loss (gain)	7,986	6,227	(1,105)	(766)
Net accrued benefit cost	$(12,169)	$(14,578)	$(5,435)	$(5,601)
Balance sheet presentation:
Accrued liabilities	$—	$—	$355	$375
Pension and other postretirement benefit obligations	20,155	20,805	3,975	4,460
Accumulated other comprehensive (loss) income	(7,986)	(6,227)	1,105	766
Net accrued benefit cost	$12,169	$14,578	$5,435	$5,601
Comparison of obligations to plan assets:
Projected benefit obligation	$74,190	$82,344	$4,330	$4,835
Accumulated benefit obligation	74,190	82,344	4,330	4,835
Fair value of plan assets	54,035	61,539	—	—
The following table provides the components of net periodic benefit cost and other changes in plan assets recognized in other comprehensive income (loss) of the Company’s pension and postretirement medical and life insurance plans for the years ended December 30, 2018, December 31, 2017, and December 25, 2016:

	Pension			Postretirement
	Year Ended
	December 30, 2018	December 31, 2017	December 25, 2016	December 30, 2018	December 31, 2017	December 25, 2016
Components of net periodic benefit cost:
Service cost	$606	$630	$300	$7	$11	$14
Interest cost	2,775	3,143	3,255	153	189	213
Expected return on plan assets	(4,452)	(4,157)	(4,174)	—	—	—
Amortization of unrecognized loss (gain)	113	194	94	(24)	(148)	(97)
Net periodic benefit (credit) cost	$(958)	$(190)	$(525)	$136	$52	$130
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss (gain)	$1,872	$1,618	$1,371	$(363)	$(88)	$(555)
Amortization of net actuarial (loss) gain	(113)	(194)	(94)	24	148	97
Total recognized in other comprehensive income (loss)	$1,759	$1,424	$1,277	$(339)	$60	$(458)

The following assumptions were used in connection with the Company’s actuarial valuation of its defined benefit pension and postretirement plans obligation:

	Pension		Postretirement
	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
Weighted average discount rate	4.1%	3.5%	4.0%	3.3%
Rate of increase in future compensation levels	—	—	—	—
Expected return on assets	7.5%	7.5%	—	—
Current year medical trend	—	—	6.2%	6.6%
Ultimate year medical trend	—	—	4.5%	4.5%
Year of ultimate trend	—	—	2034	2025
The following assumptions were used to calculate the net periodic benefit cost for the Company’s defined benefit pension and postretirement plans:

	Pension			Postretirement
	Year Ended
	December 30, 2018	December 31, 2017	December 25, 2016	December 30, 2018	December 31, 2017	December 25, 2016
Weighted average discount rate	3.5%	4.1%	3.9%	3.3%	3.9%	4.3%
Rate of increase in future compensation levels	—	—	—	—	—	—
Expected return on assets	7.5%	7.5%	7.6%	—	—	—
Current year medical trend	—	—	—	6.4%	6.7%	7.2%
Ultimate year medical trend	—	—	—	4.5%	4.5%	4.5%
Year of ultimate trend	—	—	—	2026	2026	2026

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

	Postretirement
	2018	2017
Effect of 1% increase in health care cost trend rates
Accumulated postretirement benefit obligation	$4,617	$5,188
Dollar change	$287	$353
Percent change	6.6%	7.3%
Effect of 1% decrease in health care cost trend rates
Accumulated postretirement benefit obligation	$4,082	$4,534
Dollar change	$(248)	$(301)
Percent change	(5.7)%	(6.2)%

Fair Value of the majority of plan assets is measured on a recurring basis using quoted market prices in active markets for identical assets, Level 1 input, or net asset value. The pension plans’ assets by asset category at December 30, 2018 and December 31, 2017 are as follows:

	December 30, 2018		December 31, 2017
	Dollar	Percent	Dollar	Percent
Equity mutual funds	$33,850	63%	$37,383	61%
Fixed income mutual funds	18,431	34%	15,092	24%
Cash and cash equivalents	780	1%	1,805	3%
Other	974	2%	7,259	12%
Total	$54,035	100%	$61,539	100%

The following table presents the consolidated plan assets using the fair value hierarchy, which is described in Note 15 "Fair Value Measurement", as of December 30, 2018 and December 31, 2017.

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
As of December 30, 2018
Investments at fair value:
Shares of registered investment companies:
Equity mutual funds	$18,746	$—	$—	$18,746
Fixed income mutual funds	14,074	—	—	14,074
Cash and cash equivalents	—	780	—	780
Total investments in fair value hierarchy	32,820	780	—	33,600
Investments measured at NAV practical expedient (1)				20,418
Total investments at fair value	$32,820	$780	$—	$54,035

As of December 31, 2017
Investments at fair value:
Shares of registered investment companies:
Equity mutual funds	$12,531	$—	$—	$12,531
Fixed income mutual funds	12,734	—	—	12,734
Mutual funds	5,201	—	—	5,201
Cash and cash equivalents	—	1,806	—	1,806
Total investments in fair value hierarchy	30,466	1,806	—	32,272
Investments measured at NAV practical expedient (1)				29,267
Total investments at fair value	$30,466	$1,806	$—	$61,539

(1)
Per adoption of ASU 2015-07, "Fair Value Measurement (Topic 820)" ("ASC 820"), certain investments that are measured at fair value using the net asset value per share ("NAV" ) (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total retirement plan assets.

The fiduciaries of the pension plan set investment policies and strategies for the pension trusts. Objectives include preserving the funded status of the plan and balancing risk against return.
The general target investment allocation for the George W. Prescott Publishing Company LLC Pension Plan is 70% in equity funds and 30% in fixed income funds. To accomplish this goal, the plan’s assets are actively managed by outside investment managers with the objective of optimizing long-term return while maintaining a high standard of portfolio quality and proper diversification. The Company monitors the maturities of fixed income securities so that there is sufficient liquidity to meet current benefit payment obligations. The George W. Prescott Publishing Company LLC Pension Plan had an accumulated benefit obligation of $26,349 and $28,938 and a plan asset fair value of $19,395 and $21,600 at December 30, 2018 and December 31, 2017, respectively.
The general target allocation for the Times Publishing Company Pension Plan is 52% in equity funds, 26% in fixed income securities, 20% in alternative securities and 2% in cash or money market funds. The Times Publishing Company Pension Plan, assumed in 2016, had an accumulated benefit obligation of $47,841 and $53,406 and an asset fair value of $34,640 and $39,939 at December 30, 2018 and December 31, 2017, respectively.
The following benefit payments, which reflect expected future services, as appropriate, are expected to be paid as follows:

	Pension	Postretirement
2019	$4,757	$356
2020	4,745	334
2021	4,710	338
2022	4,729	327
2023	4,738	308
2024-2028	23,018	1,460
Employer contribution expected to be paid during the year ending December 29, 2019	$1,050	$356

The postretirement plans are not funded.
The aggregate amount of net actuarial loss related to the Company’s pension and postretirement plans recognized in other comprehensive (loss) income as of December 30, 2018 was $6,881 of which $109 is expected to be amortized in 2019.
Multiemployer Plans
The Company is a participant in three multi-employer pension plans covering certain employees with Collective Bargaining Agreements (“CBAs”) in Ohio and Massachusetts. The risks of participating in these multi-employer plans are different from single-employer plans in the following aspects:

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

The Company’s participation in these plans for the year ended December 30, 2018, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employee Identification Number (EIN) and the three-digit plan number. Unless otherwise noted, the two most recent Pension Protection Act (PPA) zone statuses available are for the plans for the years ended 2018 and 2017, respectively. The zone status is based on information that the company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded; plans in the orange zone are both a) less than 80% funded and b) have an accumulated/expected funding deficiency in any of the next six plan years, net of any amortization extensions; plans in the yellow zone meet either one of the criteria mentioned in the orange zone; and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.
The Company makes all required contributions to these plans as determined under the respective CBAs. For each of the plans listed below, the Company’s contribution represented less than 5% of total contributions to the plan.

	EIN Number/	Zone Status		FIP/RP Status Pending/	Contributions (in thousands)			Surcharge	Expiration
Pension Plan Name	Plan Number	2018	2017	Implemented	2018	2017	2016	Imposed	Dates of CBAs
CWA/ITU Negotiated Pension Plan	13-6212879/001	Red	Red	Implemented	$9	$10	$11	No	Auto renewal and May 4, 2019
GCIU—Employer Retirement Benefit Plan (1)	91-6024903/001	Red	Red	Implemented	78	84	89	No	Under negotiation
The Newspaper Guild International Pension Plan (1)	52-1082662/001	Red	Red	Implemented	19	36	40	No	Under negotiation and June 8, 2019
Total					$106	$130	$140

(1)	This plan has elected to utilize special amortization provisions provided under the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010.
The Company assumed two multi-employer plan withdrawal liabilities in an acquisition in 2016.  The liability at the acquisition date was estimated to be approximately $1,240, excluding interest.  The penalties are payable over twenty years.  The unpaid balance as of December 30, 2018 is approximately $1,098.
(15) Fair Value Measurement
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
The following table provides information for the Company’s major categories of financial assets and liabilities measured or disclosed at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
As of December 30, 2018
Assets
Cash and cash equivalents	$48,651	$—	$—	$48,651
Restricted cash	4,119	—	—	4,119
Total	52,770	—	—	52,770

Liabilities
Contingent consideration	$—	$—	$3,256	$3,256

Redeemable noncontrolling interests	$—	$—	$1,547	$1,547
As of December 31, 2017
Assets
Cash and cash equivalents	$43,056	$—	$—	$43,056
Restricted cash	3,106	—	—	3,106
Total	$46,162	$—	$—	$46,162

Contingent consideration relates to certain of the Company's 2018 Acquisitions and are primarily payable to the sellers based on the passage of time or as a component of earnings above an agreed-upon target as detailed in the applicable purchase agreements.
Redeemable Noncontrolling Interests
The Company accounts for the redeemable noncontrolling interests in accordance with ASC 480-10-S99-3A, “Distinguishing Liabilities from Equity” (“ASC 480-10-S99-3A”), because the exercise is outside the control of the Company. The redeemable noncontrolling interests recorded at fair value are put arrangements held by the noncontrolling interests in the Company’s majority-owned events business.
The changes in redeemable noncontrolling interests classified as Level 3 measurements were as follows:

Year Ended
December 30, 2018
Beginning of the year	$—
Net loss	(89)
Purchases (1)	1,636
End of the year	$1,547

(1)	Refer to Note 2 "Acquisitions and Dispositions".

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
The Company’s pension plan assets measured at net asset value have not been classified in the fair value hierarchy. Refer to Note 14 “Pension and Postretirement Benefits” for the discussion on the fair value of the Company’s pension plan assets.
(16) Commitments and Contingencies
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
Equity purchase arrangements that are exercisable by the counterparty to the agreement, and that are outside the sole control of the Company, are accounted for in accordance with ASC 480-10-S99-3A and are classified as Redeemable noncontrolling interests in the Consolidated Balance Sheets. Other than the arrangements classified as Redeemable noncontrolling interests, the Company is also a party to contingent consideration arrangements primarily payable based on the passage of time or as a component of earnings above an agreed-upon target.
Restricted cash of $4,119 and $3,106 at December 30, 2018 and December 31, 2017, respectively, was held as cash collateral for certain business operations.
(17) Related-Party Transactions
As of December 30, 2018, the Company's manager, FIG LLC (the "Manager"), which is an affiliate of Fortress Investment Group LLC ("Fortress"), and its affiliates owned approximately 1.1% of the Company’s outstanding stock and approximately 39.5% of the Company’s outstanding warrants. The Manager or its affiliates hold 2,904,811 stock options of the Company’s stock as of December 30, 2018. During the years ended December 30, 2018, December 31, 2017 and December 25, 2016, Fortress and its affiliates were paid $973, $968 and $913 in dividends, respectively.
In addition, the Company’s Chairman, Wesley Edens, is also a member of the board of directors of the Manager and a Principal, the Co-Chief Executive Officer and a member of the board of directors of Fortress. The Company does not pay Mr. Edens a salary or any other form of compensation.
On February 28, 2018, the Company acquired substantially all of the assets, consisting primarily of publications and related websites, of Holden Landmark Corporation ("Holden"), a Massachusetts corporation owned by the Company’s Chief Operating Officer, for $1,307. Prior to the acquisition, the Company recognized revenue from Holden of $77, $614 and $636 during the years ended December 30, 2018, December 31, 2017 and December 25, 2016, respectively, which is included in commercial printing and other on the Consolidated Statement of Operations and Comprehensive Income (Loss).
The Company's Chief Executive Officer and Chief Financial Officer are employees of Fortress (or one of its affiliates) and their salaries are paid by Fortress (or one of its affiliates).
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
The Management Agreement had an initial three-year term and will be automatically renewed for one-year terms thereafter unless terminated either by the Company or the Manager. The Manager is (a) entitled to receive from the Company a management fee, (b) eligible to receive incentive compensation that is based on the Company's performance and (c) eligible to receive options to purchase New Media Common Stock upon the successful completion of an offering of shares of the Company's Common Stock or any shares of preferred stock with an exercise price equal to the price per share paid by the public or other ultimate purchaser in the offering, see Note 11 “Equity”. In addition, the Company is obligated to reimburse certain expenses incurred by the Manager. The Manager is also entitled to receive a termination fee from the Company under certain circumstances.
The following table provides the management and incentive fees recognized and paid to the Manager for the years ended December 30, 2018, December 31, 2017 and December 25, 2016:

	Year Ended
	December 30, 2018	December 31, 2017	December 25, 2016
Management fee expense	$10,674	$10,622	$9,756
Incentive fee expense	11,143	11,654	9,621
Management fees paid	9,619	11,349	7,169
Incentive fees paid	14,129	9,195	25,262
Reimbursement for expenses	2,501	1,567	1,763
The Company had an outstanding liability for all Management Agreement related fees of $10,696 and $11,265 at December 30, 2018 and December 31, 2017, respectively, included in accrued expenses.
Holdings I Management Agreement
On June 4, 2014, the Company entered into a management agreement with Holdings I (as amended and restated, the “Holdings I Management Agreement”). The Holdings I Management Agreement requires that the Company manage the business affairs of Holdings I subject to the supervision of the Board of Directors of Holdings I.
The Holdings I Management Agreement had an initial three-year term and will be automatically renewed for one-year terms thereafter unless terminated by the Holdings I. The Company is (a) entitled to receive from the Holdings I a management fee and (b) eligible to receive incentive compensation that is based on the performance of Holdings I. In addition, Holdings I is obligated to reimburse certain expenses incurred by the Company. The Company also entitled to receive a termination fee from Holdings I under certain circumstances. These fees eliminate in consolidation.
(18) Quarterly Results (unaudited)

	Quarter Ended
	April 1	July 1	September 30	December 30
Year Ended December 30, 2018
Revenues	$340,765	$388,801	$380,419	$416,039
Operating income	7,051	23,314	2,570	25,204
(Loss) income before income taxes	(781)	14,652	(6,112)	12,260
Net (loss) income	(665)	11,706	(6,105)	13,260
Basic (loss) income per share	(0.01)	0.20	(0.10)	0.22
Diluted (loss) income per share	(0.01)	0.20	(0.10)	0.22

	Quarter Ended
	March 26	June 25	September 24	December 31
Year Ended December 31, 2017
Revenues	$307,524	$322,873	$317,176	$394,431
Goodwill and mastheads impairment	—	27,448	—	—
Operating income	(3,016)	(6,619)	11,331	32,140
(Loss) income before income taxes	(10,016)	(13,732)	(1,038)	24,352
Net (loss) income	(3,685)	(21,687)	(1,971)	26,428
Basic (loss) income per share	(0.07)	(0.41)	(0.04)	0.50
Diluted (loss) income per share	(0.07)	(0.41)	(0.04)	0.50

(19) Subsequent Events

Dividends
On February 27, 2019, the Company announced a fourth quarter 2018 cash dividend of $0.38 per share of New Media Common Stock. The dividend will be paid on March 20, 2019, to shareholders of record as of the close of business on March 11, 2019.
Acquisitions
On January 31, 2019, the Company completed its acquisition of substantially all of the publishing and related assets of Schurz Communications, Inc. ("Schurz") for $30,000, plus working capital. The acquisition was financed from cash on hand. The acquisition includes ten daily newspapers, nine weekly publications and fourteen other community publications serving areas of Indiana, Maryland, South Dakota and Michigan. The acquisition was completed because of the attractive nature of the newspaper assets and cash flows as well as the cost saving opportunities available by clustering with the Company’s nearby newspapers.
The Company will account for the acquisition under the purchase method of accounting. The net assets, including goodwill will be recorded in the consolidated balance sheet at their fair values in accordance with ASC 805.  As a result of limited access to Schurz information required to prepare initial accounting, together with the limited time since the acquisition date and the effort required to conform the financial statements to the Company’s practices and policies, the initial accounting for the business combination is incomplete at the time of this filing and the Company has not yet determined whether this acquisition qualifies as a significant acquisition under the rules of the Securities and Exchange Commission.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 30, 2018, our disclosure controls and procedures were effective.
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
The Company is currently engaged in refining the internal controls and processes relating to the 2018 Acquisitions with the Company’s internal controls and processes. The operating results of the 2018 Acquisitions since the acquisition dates are included in the Company’s consolidated financial statements as of and for the year ended December 30, 2018 and constituted approximately 16% of total assets as of December 30, 2018, and approximately 10% of revenues for the year then ended. Internal control over financial reporting of the 2018 Acquisitions has been excluded from the Company’s annual assessment of the effectiveness of the Company’s internal control over financial reporting in accordance with the general guidance issued by the Securities and Exchange Commission (the "SEC") that an assessment of a recent business combination may be omitted from management’s report on internal control over financial reporting in the year of acquisition.
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
Based on an assessment of such criteria, management concluded that, as of December 30, 2018, we maintained effective internal control over financial reporting based on the COSO criteria.
The effectiveness of our internal control over financial reporting as of December 30, 2018, has been audited by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young LLP’s attestation report is included below.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of
New Media Investment Group Inc.
Opinion on Internal Control over Financial Reporting
We have audited New Media Investment Group Inc. and subsidiaries’ internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, New Media Investment Group Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 30, 2018, based on the COSO criteria.
As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the 2018 Acquisitions, which are included in the 2018 consolidated financial statements of the Company and constituted 16% of total assets as of December 30, 2018 and 10% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the 2018 Acquisitions.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of New Media Investment Group Inc. and subsidiaries as of December 30, 2018 and December 31, 2017, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 30, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 27, 2019 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

New York, New York
February 27, 2019

Item 9B. Other Information

Resignation of Gregory Freiberg as Chief Financial Officer and Chief Accounting Officer

Mr. Gregory Freiberg will resign from his role as New Media’s Chief Financial Officer (“CFO”) and Chief Accounting Officer (“CAO”), effective as of February 28, 2019. Mr. Freiberg’s resignation is not the result of a disagreement on any matter relating to the Company’s operations, policies, practices or disclosures. Mr. Freiberg became New Media’s CFO and CAO in January 2014, and the Company thanks him for his service over the past five years. The Company has initiated a search to identify a new CFO and CAO, and Mr. Freiberg has agreed to provide any assistance needed to ensure an orderly transition.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Except as set forth below, the information required by this Item 10 is incorporated into this report by reference to our proxy statement to be issued in connection with our 2019 Annual Meeting of Stockholders under the headings “Election of Directors,” “Executive Officers,” “Corporate Governance Principles and Board Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which proxy statement will be filed within 120 days after the year ended December 30, 2018.
Item 11. Executive Compensation
The information required by this Item 11 is incorporated into this report by reference to our proxy statement to be issued in connection with our 2019 Annual Meeting of Stockholders, under the headings “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Compensation of Executive Officers,” which proxy statement will be filed within 120 days after the year ended December 30, 2018.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Except as set forth below, the information required by this Item 12 is incorporated into this report by reference to our proxy statement to be issued in connection with our 2019 Annual Meeting of Stockholders, under the heading “Common Stock Ownership of Certain Beneficial Owners and Management,” which proxy statement will be filed within 120 days after the year ended December 30, 2018.
Securities Authorized for Issuance Under Equity Compensation Plans as of December 30, 2018
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	14,669,051
Equity compensation plans not approved by security holders	—	—	—
Totals	—		14,669,051
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated into this report by reference to our proxy statement to be issued in connection with our 2019 Annual Meeting of Stockholders, under the headings “Related Persons Transactions” and “Corporate Governance Principles and Board Matters,” which proxy statement will be filed within 120 days after the year ended December 30, 2018.
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 is incorporated into this report by reference to our proxy statement to be issued in connection with our 2019 Annual Meeting of Stockholders, under the heading “Matters Relating to the Independent Registered Public Accounting Firm,” which proxy statement will be filed within 120 days after the year ended December 30, 2018.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report:
(1) Financial Statements
The financial statements required by this Item 15 are set forth in Part II, Item 8 of this report.
(2) Financial Statement Schedules
Schedule II—Valuation and Qualifying Accounts.
New Media Investment Group Inc. and Subsidiaries
Valuation and Qualifying Accounts
(In Thousands)

Description	Balance at Beginning of Period	Charges to (Benefits from) Earnings	Charges to Other Accounts		Deductions	Balance at End of Period
Allowance for doubtful accounts
Year ended December 30, 2018	$5,998	$7,668	$—		$(5,624)	$8,042
Year ended December 31, 2017	$5,478	$5,563	$—		$(5,043)	$5,998
Year ended December 25, 2016	$4,479	$4,399	$—		$(3,400)	$5,478
Deferred tax valuation allowance
Year ended December 30, 2018	$69,876	$(5,457)	$260	(1)	$—	$64,679
Year ended December 31, 2017	$97,959	$(27,957)	$(126)	(1)	$—	$69,876
Year ended December 25, 2016	$112,764	$(15,126)	$321	(1)	$—	$97,959

(1)	Amount relates to a valuation allowance for a pension actuarial loss recorded in accumulated other comprehensive income (loss).
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
3.3
Amended and Restated Certificate of Incorporation of New Media Investment Group Inc. (incorporated herein by reference to Exhibit 3.1 to New Media Investment Group Inc.’s Quarterly Report on Form 10-Q, filed August 2, 2018).

3.4
Amended and Restated Bylaws of New Media Investment Group Inc. (incorporated herein by reference to Exhibit 3.2 to New Media Investment Group Inc.’s Quarterly Report on Form 10-Q, filed August 2, 2018).

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

10.43
Ninth Amendment to Credit Agreement, dated as of November 28, 2018, among New Media Holdings I LLC, New Media Holdings II LLC, the loan parties party thereto, the several banks and other financial institutions party thereto and Citizens Bank of Pennsylvania, as administrative agent (incorporated herein by reference to Exhibit 10.1 to New Media Investment Group Inc.’s Current Report on Form 8-K, filed November 29, 2018).

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
February 27, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WESLEY R. EDENS	Chairman of the Board	February 27, 2019
Wesley R. Edens

/s/ MICHAEL E. REED	Chief Executive Officer and Director	February 27, 2019
Michael E. Reed	(Principal Executive Officer)

/s/ GREGORY W. FREIBERG	Chief Financial Officer and Chief Accounting Officer	February 27, 2019
Gregory W. Freiberg	(Principal Financial and Accounting Officer)

/s/ KEVIN M. SHEEHAN	Director	February 27, 2019
Kevin M. Sheehan

/s/ THEODORE P. JANULIS	Director	February 27, 2019
Theodore P. Janulis

/s/ LAURENCE TARICA	Director	February 27, 2019
Laurence Tarica