Form 10-Q
period 2019-03-31
New Media Investment Group Inc.
filed 2019-05-02
CIK 1579684

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
For the quarterly period ended March 31, 2019
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
 _________________________________________________________________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐

Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common stock, par value $0.01 per share	NEWM	New York Stock Exchange
As of April 30, 2019, 60,529,861 shares of the registrant’s common stock were outstanding.

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

Item 1.	Financial Statements
NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	March 31, 2019	December 30, 2018

ASSETS
Current assets:
Cash and cash equivalents	$24,597	$48,651
Restricted cash	4,054	4,119
Accounts receivable, net of allowance for doubtful accounts of $8,259 and $8,042 at March 31, 2019 and December 30, 2018, respectively	153,222	174,274
Inventory	24,972	25,022
Prepaid expenses	30,155	23,935
Other current assets	21,149	21,608
Total current assets	258,149	297,609
Property, plant, and equipment, net of accumulated depreciation of $229,268 and $219,256 at March 31, 2019 and December 30, 2018, respectively	347,766	339,608
Operating lease right-of-use assets	102,583	—
Goodwill	316,208	310,737
Intangible assets, net of accumulated amortization of $110,877 and $101,543 at March 31, 2019 and December 30, 2018, respectively	485,026	486,054
Other assets	10,936	9,856
Total assets	$1,520,668	$1,443,864

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$11,296	$12,395
Current portion of operating lease liabilities	13,415	—
Accounts payable	28,219	16,612
Accrued expenses	90,290	113,650
Deferred revenue	116,521	105,187
Total current liabilities	259,741	247,844
Long-term liabilities:
Long-term debt	435,426	428,180
Long-term operating lease liabilities	96,248	—
Deferred income taxes	7,665	8,282
Pension and other postretirement benefit obligations	24,094	24,326
Other long-term liabilities	10,498	16,462
Total liabilities	833,672	725,094
Redeemable noncontrolling interests	1,298	1,547
Stockholders’ equity:
Common stock, $0.01 par value, 2,000,000,000 shares authorized; 60,806,451 shares issued and 60,529,861 shares outstanding at March 31, 2019; 60,508,249 shares issued and 60,306,286 shares outstanding at December 30, 2018	608	605
Additional paid-in capital	699,787	721,605
Accumulated other comprehensive loss	(6,911)	(6,881)
(Accumulated deficit) retained earnings	(5,224)	3,767
Treasury stock, at cost, 276,590 and 201,963 shares at March 31, 2019 and December 30, 2018, respectively	(2,562)	(1,873)
Total stockholders’ equity	685,698	717,223
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,520,668	$1,443,864
See accompanying notes to unaudited condensed consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
(In thousands, except per share data)

	Three months ended
	March 31, 2019	April 1, 2018
Revenues:
Advertising	$178,694	$163,259
Circulation	152,165	129,991
Commercial printing and other	56,740	47,515
Total revenues	387,599	340,765
Operating costs and expenses:
Operating costs	229,495	196,389
Selling, general, and administrative	131,508	118,819
Depreciation and amortization	20,923	19,247
Integration and reorganization costs	4,112	2,430
Impairment of long-lived assets	1,207	—
Net loss (gain) on sale or disposal of assets	1,789	(3,171)
Operating (loss) income	(1,435)	7,051
Interest expense	10,134	8,352
Other income	(260)	(520)
Loss before income taxes	(11,309)	(781)
Income tax benefit	(1,954)	(116)
Net loss	(9,355)	(665)
Net loss attributable to redeemable noncontrolling interests	(249)	—
Net loss attributable to New Media	$(9,106)	$(665)
Loss per share:
Basic:
Net loss attributable to New Media	$(0.15)	$(0.01)
Diluted:
Net loss attributable to New Media	$(0.15)	$(0.01)

Dividends declared per share	$0.38	$0.37

Comprehensive loss	$(9,385)	$(732)
Comprehensive loss attributable to redeemable noncontrolling interests	(249)	—
Comprehensive loss attributable to New Media	$(9,136)	$(732)
See accompanying notes to unaudited condensed consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (accumulated deficit)	Treasury stock		Total
	Shares	Amount				Shares	Amount
Three months ended March 31, 2019
Balance at December 30, 2018	60,508,249	$605	$721,605	$(6,881)	$3,767	201,963	$(1,873)	$717,223
Net loss	—	—	—	—	(9,106)	—	—	(9,106)
Net actuarial loss and prior service cost, net of income taxes of $0	—	—	—	(30)	—	—	—	(30)
Restricted share grants	298,202	3	(3)	—	—	—	—	—
Non-cash compensation expense	—	—	1,136	—	—	—	—	1,136
Impact of adoption of ASC 842 - Leases	—	—	—	—	115	—	—	115
Restricted share forfeiture	—	—	—	—	—	22,861	—	—
Purchase of treasury stock	—	—	—	—	—	51,766	(689)	(689)
Common stock cash dividend	—	—	(22,951)	—	—	—	—	(22,951)
Balance at March 31, 2019	60,806,451	$608	$699,787	$(6,911)	$(5,224)	276,590	$(2,562)	$685,698

Three months ended April 1, 2018
Balance at December 31, 2017	53,367,853	$534	$683,168	$(5,461)	$(2,767)	140,972	$(1,081)	$674,393
Net loss	—	—	—	—	(665)	—	—	(665)
Net actuarial loss and prior service cost, net of income taxes of $0	—	—	—	(67)	—	—	—	(67)
Restricted share grants	212,974	2	223	—	—	—	—	225
Non-cash compensation expense	—	—	1,163	—	—	—	—	1,163
Restricted share forfeiture	—	—	—	—	—	6,216	—	—
Purchase of treasury stock	—	—	—	—	—	42,726	(735)	(735)
Common stock cash dividend	—	—	(19,749)	—	15	—	—	(19,734)
Balance at April 1, 2018	53,580,827	$536	$664,805	$(5,528)	$(3,417)	189,914	$(1,816)	$654,580

See accompanying notes to unaudited condensed consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three months ended
	March 31, 2019	April 1, 2018
Cash flows from operating activities:
Net loss	$(9,355)	$(665)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,923	19,247
Non-cash compensation expense	1,136	1,163
Non-cash interest expense	344	504
Deferred income taxes	(617)	(92)
Net loss (gain) on sale or disposal of assets	1,789	(3,171)
Impairment of long-lived assets	1,207	—
Pension and other postretirement benefit obligations	(276)	(369)
Changes in assets and liabilities:
Accounts receivable, net	24,684	19,409
Inventory	988	(3,169)
Prepaid expenses	(5,680)	(3,888)
Other assets	(103,641)	(1,289)
Accounts payable	10,803	3,030
Accrued expenses	(6,289)	(17,573)
Deferred revenue	5,327	4,027
Other long-term liabilities	90,399	1,499
Net cash provided by operating activities	31,742	18,663
Cash flows from investing activities:
Acquisitions, net of cash acquired	(37,953)	(29,409)
Purchases of property, plant, and equipment	(2,242)	(1,929)
Proceeds from sale of real estate and other assets	2,465	9,207
Net cash used in investing activities	(37,730)	(22,131)
Cash flows from financing activities:
Payment of debt issuance costs	—	(500)
Borrowings under term loans	—	49,750
Repayments under term loans	(2,197)	(1,031)
Borrowings under revolving credit facility	54,400	—
Repayments under revolving credit facility	(46,400)	—
Purchase of treasury stock	(689)	(735)
Payment of dividends	(23,245)	(20,046)
Net cash (used in) provided by financing activities	(18,131)	27,438
Net (decrease) increase in cash, cash equivalents and restricted cash	(24,119)	23,970
Cash, cash equivalents and restricted cash at beginning of period	52,770	46,162
Cash, cash equivalents and restricted cash at end of period	$28,651	$70,132

See accompanying notes to unaudited condensed consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(1) Unaudited Financial Statements
The accompanying unaudited condensed consolidated financial statements of New Media Investment Group Inc. and its subsidiaries (together, the “Company” or “New Media”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and applicable provisions of Regulation S-X, each as promulgated by the United States Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in comprehensive annual financial statements presented in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations.
Management believes that the accompanying condensed consolidated financial statements contain all adjustments (which include normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial condition, results of operations, changes in stockholders' equity and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 30, 2018, included in the Company’s Annual Report on Form 10-K.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
The Company’s reporting units (Newspapers and BridgeTower) are aggregated into one reportable business segment.
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
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), “Leases (Topic 842)”, which revised the accounting related to lease accounting for both lessees and lessors. Under the new guidance, lessees are required to recognize a lease liability and a right-of-use asset on the balance sheet for all leases with terms greater than twelve months. Leases are classified as either finance or operating, with classification affecting the classification of expense recognition in the income statement. As permitted under the transition guidance, we have carried forward the assessment of whether our contracts contain or are leases, classification of our leases and remaining lease terms. Refer to Note 6 for further discussion.
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
(2) Acquisitions
2019 Acquisitions
The Company acquired substantially all the assets, properties and business of certain publications and businesses on February 11, 2019, February 2, 2019, January 31, 2019, and December 31, 2018 (“2019 Acquisitions”), which included 10 daily newspapers, 11 weekly publications, eight shoppers, a remnant advertising agency, and an events production business, for an aggregate purchase price of $34,458, including estimated working capital. The acquisitions were financed from cash on hand. The rationale for the acquisitions was primarily due to the attractive nature, as applicable, of the newspaper assets and digital platforms, and their estimated cash flows combined with the cost-saving and revenue-generating opportunities available.
The Company accounted for the 2019 Acquisitions using the acquisition method of accounting for those acquisitions determined to meet the definition of a business. The net assets, including goodwill, have been recorded in the consolidated balance sheet at their fair values in accordance with Accounting Standards Codification ("ASC") 805, “Business Combinations” (“ASC 805”). The fair value determination of the assets acquired and liabilities assumed are preliminary based upon all information currently available to the Company and are subject to working capital and other adjustments and the completion of valuations to determine the fair market value of the tangible and intangible assets. The final calculation of working capital and other adjustments and determination of fair values for tangible and intangible assets may result in different allocations among the various asset classes from those set forth below, and any such differences could be material.
The 2019 Acquisitions that were determined to be asset acquisitions were measured at the fair value of the consideration transferred on the acquisition date. Intangible assets acquired in an asset acquisition have been recognized in accordance with ASC 350 “Intangibles - Goodwill and Other”. Goodwill is not recognized in an asset acquisition.
The following table summarizes the preliminary determination of fair values of the assets and liabilities:

Current assets	$6,830
Property, plant and equipment	19,572
Noncompete agreements	280
Advertiser relationships	1,930
Subscriber relationships	2,080
Customer relationships	1,370
Trade names	299
Mastheads	2,860
Goodwill	6,627
Total assets	41,848
Current liabilities assumed	7,390
Total liabilities	7,390
Net assets	$34,458

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
The Company expensed approximately $766 of acquisition-related costs for the 2019 Acquisitions during the three months ended March 31, 2019, and these expenses are included in selling, general, and administrative expenses.
For tax purposes, the amount of goodwill that is expected to be deductible is $6,562.
2018 Acquisitions
The Company acquired substantially all the assets, properties and business of certain publications and businesses on November 16, 2018, November 14, 2018, October 1, 2018, August 15, 2018, July 2, 2018, June 18, 2018, June 4, 2018, May 11, 2018, May 1, 2018, April 2, 2018, March 31, 2018, March 6, 2018, February 28, 2018, February 23, 2018, and February 7, 2018 (“2018 Acquisitions”), which included seven business publications, eight daily newspapers, 16 weekly publications, one shopper, a print facility, an events production business, cloud services and digital platforms and related domains, for an aggregate purchase price of $205,786, including estimated working capital. The acquisitions were financed from cash on hand.

The rationale for the acquisitions was primarily due to the attractive nature, as applicable, of the newspaper assets and digital platforms, and their estimated cash flows combined with the cost-saving and revenue-generating opportunities available.
In the August 15, 2018 acquisition, the Company acquired an 80% equity interest in the acquiree, and the minority equity owners retained a 20% interest, which have been classified as redeemable noncontrolling interests in the accompanying financial statements. Noncontrolling interests with embedded redemption features, such as put rights, that are not solely within the control of the Company are considered redeemable noncontrolling interests and are presented outside of stockholders’ equity on the Company's Unaudited Condensed Consolidated Balance Sheets.
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
During the three months ended March 31, 2019, the Company recorded adjustments to the recorded fair values of the assets acquired and liabilities assumed in the 2018 acquisitions. The recorded amount of net assets acquired was increased by $66, while the recorded balances of current assets, goodwill and current liabilities were decreased by $8, $1,105 and $1,179, respectively.
(3) Share-Based Compensation
The Company recognized compensation cost for share-based payments of $1,136 and $1,163 during the three months ended March 31, 2019 and April 1, 2018, respectively. The total compensation cost not yet recognized related to non-vested Restricted Stock Grants (“RSGs”) pursuant to the Company’s Nonqualified Stock Option and Incentive Award Plan as of March 31, 2019 was $6,925, which is expected to be recognized over a weighted average period of 2.39 years through February 2022. As of March 31, 2019, the aggregate intrinsic value of unvested RSGs was $5,256.
RSG activity during the three months ended March 31, 2019 was as follows:

	Number of RSGs	Weighted-Average Grant Date Fair Value
Unvested at December 30, 2018	384,471	$16.11
Granted	298,202	13.65
Vested	(159,273)	15.89
Forfeited	(22,861)	16.16
Unvested at March 31, 2019	500,539	$14.71

Under FASB ASC Topic 718, “Compensation – Stock Compensation”, the Company elected to recognize share-based compensation expense for the number of awards that are ultimately expected to vest. The Company’s estimated forfeitures are based on historical forfeiture rates. Estimated forfeitures are reassessed periodically, and the estimate may change based on new facts and circumstances.
(4) Restructuring
Over the past several years, in furtherance of the Company’s cost-reduction and cash-preservation plans outlined in Note 1, the Company has engaged in a series of individual restructuring programs, designed primarily to right-size the Company’s employee base, consolidate facilities and improve operations, including those of recently acquired entities. These initiatives impact all of the Company’s operations and are often influenced by the terms of union contracts. All costs related to these programs, which primarily include severance expense, are accrued at the time of the program announcement or over the remaining service period.

Severance-related expenses
Accrued restructuring costs are included in accrued expenses on the Unaudited Condensed Consolidated Balance Sheets. The activity in accrued restructuring costs for the three months ended March 31, 2019 is as follows:

	Severance and Related Costs	Other Costs (1)	Total
Balance at December 30, 2018	$2,554	$346	$2,900
Restructuring provision included in Integration and Reorganization	3,413	699	4,112
Cash payments	(3,006)	(329)	(3,335)
Balance at March 31, 2019	$2,961	$716	$3,677

(1)	Other costs primarily include costs to consolidate operations.
The majority of the accrued restructuring reserve balance is expected to be paid out over the next twelve months.
Facility consolidation charges and accelerated depreciation
During the three months ended March 31, 2019, the Company ceased operations of three print publications and one print facility as part of the ongoing cost reduction programs. As a result, the Company recognized an impairment charge related to retired equipment of $1,207 and a loss on disposal of assets related to retired equipment of $168 and intangibles of $444 during the three months ended March 31, 2019. There were no publication closures or facility consolidations during the three months ended April 1, 2018.

(5) Goodwill and Intangible Assets
Goodwill and intangible assets consisted of the following:

	March 31, 2019
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Advertiser relationships	$261,897	$58,006	$203,891
Customer relationships	45,897	9,797	36,100
Subscriber relationships	155,938	34,445	121,493
Other intangible assets	13,625	8,629	4,996
Total	$477,357	$110,877	$366,480
Nonamortized intangible assets:
Goodwill	$316,208
Mastheads	118,546
Total	$434,754

	December 30, 2018
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Advertiser relationships	$260,142	$53,477	$206,665
Customer relationships	44,630	8,704	35,926
Subscriber relationships	153,923	31,560	122,363
Other intangible assets	13,046	7,802	5,244
Total	$471,741	$101,543	$370,198
Nonamortized intangible assets:
Goodwill	$310,737
Mastheads	115,856
Total	$426,593

As of March 31, 2019, the weighted average amortization periods for amortizable intangible assets are 14.5 years for advertiser relationships, 12.3 years for customer relationships, 13.6 years for subscriber relationships and 5.2 years for other intangible assets. The weighted average amortization period in total for all amortizable intangible assets is 13.7 years.
Amortization expense for the three months ended March 31, 2019 and April 1, 2018 was $9,450 and $7,155, respectively. Estimated future amortization expense as of March 31, 2019, is as follows:

For the following fiscal years:
2019 (nine months remaining)	$27,033
2020	35,470
2021	35,275
2022	34,407
2023	34,169
Thereafter	200,126
Total	$366,480

The changes in the carrying amount of goodwill for the period from December 30, 2018 to March 31, 2019 are as follows:

Balance at December 30, 2018, net of accumulated impairments of $25,641	$310,737
Goodwill acquired in business combinations	6,627
Measurement period adjustments	(1,109)
Goodwill from disposal	(47)
Balance at March 31, 2019, net of accumulated impairments of $25,641	$316,208

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
As of March 31, 2019, the Company performed a review of potential impairment indicators noting that its financial results and forecast have not changed materially since the annual impairment assessment, and it was determined that no indicators of impairment were present. However, the Company’s closing per share stock price was $10.50 on March 29, 2019, the last day of trading for the quarter ended March 31, 2019. At that price, the market value of the Company’s stock, including an estimated control premium of 20%, exceeded the carrying value of stockholders’ equity by less than 10%.
The newspaper industry and the Company have experienced declining same-store revenue and profitability over the past several years. Should general economic, market or business conditions decline and have a negative impact on estimates of future cash flow and market transaction multiples, the Company may be required to record impairment charges in the future.
(6) Leases
Adoption
Effective December 31, 2018, the Company adopted FASB ASU 2016-02, “Leases (Topic 842)” using the modified retrospective method at the adoption date. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard. This allowed us to carry-forward the historical lease classification. The Company elected to make the accounting policy election for short-term leases resulting in lease payments being recorded as an expense on a straight-line basis over the lease term. The Company also adopted this approach for individually insignificant operating leases. Also, the Company elected to not separate lease and non-lease components for equipment leases. Adoption of this standard resulted in the recording of net operating lease right-of-use assets of $102,536 and corresponding operating lease liabilities of $109,230. The Company's financial position for reporting periods beginning on or after December 31, 2018 is presented under the new guidance, while prior period amounts are not adjusted and continue to be reported in accordance with previous guidance.
A significant portion of our operating lease portfolio includes office space, distribution centers, press facilities, office equipment, and vehicles. The majority of our leases have remaining lease terms of 1 year to 10 years, some of which include options to extend the leases. As of March 31, 2019, the Company has an additional obligation of approximately $12,000 for future payments related to operating leases that have not yet commenced.
Total lease expense consists of the following:

Three months ended
March 31, 2019
Operating lease expense related to right-of-use assets	$5,889
Other operating lease expense	2,740
Sublease income	(524)
Total lease expense	$8,105

Supplemental information related to leases was as follows:

Three months ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$6,317
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$106,681

Supplemental balance sheet information related to leases was as follows:

March 31, 2019
Operating leases:
Operating lease right-of-use assets	$102,583
Current portion of operating lease liabilities	$13,415
Long-term operating lease liabilities	96,248
Total operating lease liabilities	$109,663

Weighted-average remaining lease term	9 years
Weighted-average discount rate	10.67%

As of March 31, 2019, maturities of lease liabilities were as follows:

2019 (nine months remaining)	$18,173
2020	22,788
2021	21,037
2022	17,955
2023	14,658
Thereafter	81,259
Total lease payments	175,870
Less: interest	(66,207)
Present value of lease liabilities	$109,663

(7) Indebtedness
New Media Credit Agreement
The Company, through its wholly-owned subsidiary New Media Holdings II LLC (the “New Media Borrower”) maintains secured credit facilities (the “Credit Facilities”) under an agreement (the “New Media Credit Agreement”) with a syndication of lenders, including a term loan facility and a revolving credit facility. The term loan facility expires on July 14, 2022, and the revolving credit facility expires on July 14, 2021. Maximum borrowings under the revolving credit facility, including letters of credit, total $40,000.
As of March 31, 2019, there were outstanding borrowings against the term loan facility and revolving credit facility totaling $435,060 and $8,000, respectively. As of December 30, 2018, there were outstanding borrowings against the term loan facility and revolving credit facility totaling $437,257 and $0, respectively. As of March 31, 2019, there were $495 letters of credit issued against the revolving credit facility. As of March 31, 2019, the Company had $31,505 of borrowing availability under the revolving credit facility.
Borrowings under the term loan facility bear interest, at the New Media Borrower’s option, at a rate equal to either (i) an adjusted Eurodollar rate (subject to a floor of 1.00%), plus an applicable margin equal to 6.25% per annum or (ii) an adjusted base rate (subject to a floor of 2.00%), plus an applicable margin equal to 5.25% per annum. The New Media Borrower currently uses the Eurodollar rate option.

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
As of March 31, 2019, the New Media Credit Agreement had a weighted average interest rate of 8.73%.
The Credit Facilities are unconditionally guaranteed by New Media Holdings I LLC (“Holdings I”), a wholly-owned subsidiary of New Media and the parent of the New Media Borrower, as well as by certain subsidiaries of the New Media Borrower (collectively, the “Guarantors”) and are required to be guaranteed by all future material wholly-owned domestic subsidiaries, subject to certain exceptions. All obligations under the Credit Facilities are secured, subject to certain exceptions, by substantially all of the New Media Borrower’s assets and the assets of the Guarantors.
Repayments made under the term loans are equal to 1% annually of the original principal amount in equal quarterly installments for the life of the term loans, with the remainder due at maturity. The New Media Borrower is permitted to make voluntary prepayments at any time without premium or penalty, except in the case of prepayments made in connection with certain repricing transactions with respect to the term loans effected within six months of November 28, 2018, to which a 1.00% prepayment premium applies.
The New Media Credit Agreement contains customary representations and warranties and affirmative covenants and negative covenants applicable to Holdings I, the New Media Borrower and the New Media Borrower's subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, fundamental changes, dispositions, dividends and other distributions, and events of default. The New Media Credit Agreement contains a financial covenant that requires Holdings I, the New Media Borrower and the New Media Borrower’s subsidiaries to maintain a maximum total leverage ratio of 3.25 to 1.00. As of March 31, 2019, the Company is in compliance with all of the covenants and obligations under the New Media Credit Agreement.
Halifax Alabama Credit Agreement
In connection with the purchase of the assets of Halifax Media in 2015, the Company assumed obligations of Halifax Media including the amount owing ($8,000 at that time) under the credit agreement dated June 18, 2013 between Halifax Alabama, LLC and Southeast Community Development Fund V, L.L.C. (the “Halifax Alabama Credit Agreement”).
As of March 31, 2019 and December 30, 2018, the debt outstanding under the Halifax Alabama Credit Agreement had a principal amount of $8,000, bore interest at an annual rate of 2% and had a maturity date of March 31, 2019.
As of March 31, 2019, the Company was in compliance with all of the covenants and obligations under the Halifax Alabama Credit Agreement. The amount outstanding was repaid in full on April 1, 2019.
Fair Value
The fair value of long-term debt was estimated at $451,060 as of March 31, 2019, based on discounted future contractual cash flows and a market interest rate adjusted for necessary risks, including the Company’s own credit risk as there are no rates currently observable in publicly traded debt markets of similar risk, terms and average maturities. Accordingly, the Company’s long-term debt under the Credit Facilities is classified within Level 3 of the fair value hierarchy.

Payment Schedule
As of March 31, 2019, scheduled principal payments of outstanding debt are as follows:

2019 (nine months remaining)	$10,198
2020	4,395
2021	12,395
2022	424,072
451,060
Less:
Current	11,296
Unamortized original issue discount	1,723
Deferred financing costs	2,615
Long-term debt	$435,426

(8) Related Party Transactions
As of March 31, 2019, the Company’s manager, FIG LLC (the “Manager”), which is an affiliate of Fortress Investment Group LLC ("Fortress"), and its affiliates owned approximately 1.1% of the Company’s outstanding stock and approximately 39.5% of the Company’s outstanding warrants. The Manager and its affiliates hold 2,904,811 stock options of the Company’s common stock as of March 31, 2019. During the three months ended March 31, 2019 and April 1, 2018, Fortress and its affiliates were paid $244 and $252 in dividends, respectively.
In addition, the Company’s Chairman, Wesley Edens, is also a member of the board of directors of the Manager and a Principal, the Co-Chief Executive Officer and a member of the board of directors of Fortress. The Company does not pay Mr. Edens a salary or any other form of compensation.
The Company’s Chief Executive Officer is an employee of Fortress (or one of its affiliates), and his salary is paid by Fortress (or one of its affiliates).
Management Agreement
On November 26, 2013, the Company entered into a management agreement with the Manager (as amended and restated, the “Management Agreement”). The Management Agreement requires the Manager to manage the Company’s business affairs, subject to the supervision of the Company’s board of directors (the “Board of Directors” or "Board"). The Management Agreement had an initial three-year term and will be automatically renewed for one-year terms thereafter unless terminated either by the Company or the Manager. The Manager is (a) entitled to receive from the Company a management fee, (b) eligible to receive incentive compensation that is based on the Company’s performance and (c) eligible to receive options to purchase New Media Common Stock upon the successful completion of an offering of shares of the Company’s Common Stock or any shares of preferred stock with an exercise price equal to the price per share paid by the public or other ultimate purchaser in the offering, see Note 10. In addition, the Company is obligated to reimburse certain expenses incurred by the Manager. The Manager is also entitled to receive a termination fee from the Company under certain circumstances.
The following provides the management and incentive fees recognized and paid to the Manager for the three months ended March 31, 2019 and April 1, 2018:

	Three months ended
	March 31, 2019	April 1, 2018
Management fee expense	$2,456	$2,367
Incentive fee expense	—	869
Management fees paid	3,711	2,657
Incentive fees paid	5,220	8,374
Reimbursement for expenses	550	444

The Company had an outstanding liability for all management agreement related fees of $3,006 and $10,696 at March 31, 2019 and December 30, 2018, respectively, included in accrued expenses.
(9) Income Taxes
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
The Company recorded an income tax benefit of $1,954 and $116 for the three months ended March 31, 2019 and April 1, 2018, respectively, using projected effective tax rates of approximately 18% and 20%, respectively. The projected effective tax rates are primarily attributable to indefinite lived deferred tax liabilities which are a source of income to support realization of certain deferred tax assets which are expected to become indefinite lived net operating losses when they reverse in future years.
The Company performs a quarterly assessment of its deferred tax assets and liabilities. ASC Topic 740, “Income Taxes” (“ASC 740”) limits the ability to use future taxable income to support the realization of deferred tax assets when a company has experienced a history of losses even if future taxable income were supported by detailed forecasts and projections.
In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are projected to become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company concluded that during the three months ended March 31, 2019, a net increase to the valuation allowance of $1,755 is necessary to offset additional deferred tax assets (primarily the tax benefit of the net operating loss). All of this amount was recognized through the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
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
For the three months ended March 31, 2019, the difference between the expected tax benefit (excluding the minority interest) at the statutory rate of 21% ($2,323) and the recorded tax benefit of $1,954 is primarily attributable to the tax effect of the federal valuation allowance, state taxes and non-deductible expenses.
The Company and its subsidiaries file a U.S. federal consolidated income tax return. The U.S. federal and state statute of limitations generally remains open for the 2015 tax year and beyond.

(10) Equity
Loss Per Share
The following table sets forth the computation of basic and diluted loss per share (“EPS”):

	Three months ended
	March 31, 2019	April 1, 2018
Numerator for loss per share calculation:
Net loss attributable to New Media	$(9,106)	$(665)
Denominator for loss per share calculation:
Basic weighted average shares outstanding	59,965,036	52,934,640
Effect of dilutive securities:
Stock Options and Restricted Stock	—	—
Diluted weighted average shares outstanding	59,965,036	52,934,640

The Company excluded the following securities from the computation of diluted loss per share because their effect would have been antidilutive:

	Three months ended
	March 31, 2019	April 1, 2018
Stock warrants	1,362,479	1,362,479
Stock options	2,904,811	2,214,811
Unvested restricted stock	500,539	377,353

Equity
On May 17, 2017, the Board of Directors authorized the repurchase of up to $100,000 of the Company's common stock (“Share Repurchase Program”) over the next 12 months. On May 1, 2018, the Board of Directors authorized an extension of the Share Repurchase Program through May 18, 2019. Under the Share Repurchase Program, the Company may purchase its shares from time to time in the open market or in privately negotiated transactions.
Pursuant to the anti-dilution provisions of the Incentive Plan, the exercise price on the 652,311 remaining options granted to the Manager in 2014 were equitably adjusted during the three months ended March 31, 2019 from $12.95 to $11.46 as a result of return of capital distributions.
Pursuant to the anti-dilution provisions of the Incentive Plan, the exercise price on the 700,000 options granted to the Manager in 2015 were equitably adjusted during the three months ended March 31, 2019 from $18.94 to $17.45 as a result of return of capital distributions.
Pursuant to the anti-dilution provisions of the Incentive Plan, the exercise price on the 862,500 options granted to the Manager in 2016 were equitably adjusted during the three months ended March 31, 2019 from $13.24 to $11.75 as a result of return of capital distributions.
Pursuant to the anti-dilution provisions of the Incentive Plan, the exercise price on the 690,000 options granted to the Manager in 2018 were equitably adjusted during the three months ended March 31, 2019 from $16.45 to $14.96 as a result of return of capital distributions.

The following table includes additional information regarding the Manager stock options:

	Number of Options	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 30, 2018	2,904,811	$3.59	$15.31	7.3	$—
Outstanding at March 31, 2019	2,904,811	$3.59	$13.82	7.0	$—

Exercisable at March 31, 2019	2,406,561		$13.67	6.7	$—

Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss by component for the three months ended March 31, 2019 and April 1, 2018 are outlined below.

Net actuarial loss and prior service cost (1)
For the three months ended March 31, 2019:
Balance at December 30, 2018	$(6,881)
Amounts reclassified from accumulated other comprehensive loss	(30)
Balance at March 31, 2019	$(6,911)
For the three months ended April 1, 2018:
Balance at December 31, 2017	$(5,461)
Amounts reclassified from accumulated other comprehensive loss	(67)
Balance at April 1, 2018	$(5,528)

(1)	This accumulated other comprehensive loss component is included in the computation of net periodic benefit cost. See Note 12.
The following table presents reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2019 and April 1, 2018.

	Amounts Reclassified from Accumulated Other Comprehensive Loss			Affected Line Item in the Consolidated Statements of Operations and Comprehensive Loss
	Three months ended
	March 31, 2019	April 1, 2018
Amortization of unrecognized (gain) loss	$(30)	$(67)	(1)
Amounts reclassified from accumulated other comprehensive loss	(30)	(67)		Loss before income taxes
Income tax expense	—	—		Income tax benefit
Amounts reclassified from accumulated other comprehensive loss, net of taxes	$(30)	$(67)		Net loss

(1)	This accumulated other comprehensive loss component is included in the computation of net periodic benefit cost. See Note 12.
Dividends
During the three months ended April 1, 2018, the Company paid dividends of $0.37 per share of Common Stock of New Media.

During the three months ended March 31, 2019, the Company paid dividends of $0.38 per share of Common Stock of New Media.
(11) Unearned Revenues
Changes in unearned revenue were as follows:

	Circulation	Advertising	Other	Total
Three months ended March 31, 2019
Beginning balance	$82,645	$9,107	$13,435	$105,187
Acquired deferred revenues	6,378	—	917	7,295
Cash receipts, net of refunds	94,197	13,347	14,239	121,783
Revenue recognized	(96,038)	(11,689)	(10,017)	(117,744)
Ending Balance	$87,182	$10,765	$18,574	$116,521

Three months ended April 1, 2018
Beginning balance	$73,874	$6,615	$7,675	$88,164
Acquired deferred revenues	3,232	—	219	3,451
Cash receipts, net of refunds	86,035	9,769	8,680	104,484
Revenue recognized	(85,914)	(8,089)	(6,881)	(100,884)
Ending Balance	$77,227	$8,295	$9,693	$95,215

The Company records deferred revenues when cash payments are received in advance of the Company’s performance. The most significant unsatisfied performance obligation is the delivery of publications to subscription customers. The Company expects to recognize the revenue related to unsatisfied performance obligations over the next three to twelve months in accordance with the terms of the subscriptions. The increase in deferred revenue balance for the three months ended March 31, 2019 is primarily driven by acquisitions and the timing of events.
(12) Pension and Postretirement Benefits
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
The following provides information on the pension plans for the three months ended March 31, 2019 and April 1, 2018:

	Three months ended
	March 31, 2019	April 1, 2018
Components of net periodic benefit costs:
Service cost	$159	$150
Interest cost	736	700
Expected return on plan assets	(967)	(1,062)
Amortization of unrecognized loss	39	67
Net periodic credit cost	$(33)	$(145)

The service cost component of net periodic benefit cost is included within Operating Costs and the other components are included within Other Income in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. During the three months ended March 31, 2019, the Company paid $112 into the pension plans. The Company is expected to pay an additional $940 in employer contributions to the pension plans during the remainder of 2019.

(13) Fair Value Measurement
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
The following table provides information for the Company’s major categories of financial assets and liabilities measured or disclosed at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
As of March 31, 2019
Assets
Cash and cash equivalents	$24,597	$—	$—	$24,597
Restricted cash	4,054	—	—	4,054
Total	$28,651	$—	$—	$28,651

Liabilities
Contingent consideration	$—	$—	$1,963	$1,963

Redeemable noncontrolling interests	$—	$—	$1,298	$1,298
As of December 30, 2018
Assets
Cash and cash equivalents	$48,651	$—	$—	$48,651
Restricted cash	4,119	—	—	4,119
Total	$52,770	$—	$—	$52,770

Liabilities
Contingent consideration	$—	$—	$3,256	$3,256

Redeemable noncontrolling interests	$—	$—	$1,547	$1,547

Contingent consideration relates to certain of the Company’s 2018 Acquisitions and are primarily payable to the sellers based on the passage of time or as a component of earnings above an agreed-upon target as detailed in the applicable purchase agreements. The decrease in contingent consideration since December 30, 2018, is the result of a measurement period adjustment.
Redeemable Noncontrolling Interests

The Company accounts for the redeemable noncontrolling interests in accordance with ASC 480-10-S99-3A, “Distinguishing Liabilities from Equity”, because the exercise is outside the control of the Company. The redeemable noncontrolling interests recorded at fair value are put arrangements held by the noncontrolling interests in the Company’s majority-owned events business.
The changes in redeemable noncontrolling interests classified as Level 3 measurements were as follows:

	Three months ended	Year Ended
	March 31, 2019	December 30, 2018
Beginning balance	$1,547	$—
Purchases (1)	—	1,636
Net loss	(249)	(89)
Ending balance	$1,298	$1,547

(1)	Refer to Note 2 “Acquisitions”.
Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).
For the 2019 acquisitions and 2018 acquisitions, the Company recorded the assets and liabilities under the acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded at their fair value. Property, plant and equipment was valued using Level 2 inputs, and intangible assets were valued using Level 3 inputs. Refer to Note 2 for discussion of the valuation techniques, significant inputs, assumptions utilized, and the fair value recognized.
Refer to Note 7 for the discussion on the fair value of the Company’s total long-term debt.
(14) Commitments and Contingencies
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
Restricted cash of $4,054 and $4,119 at March 31, 2019 and December 30, 2018, respectively, was primarily held as cash collateral for certain business operations.
(15) Subsequent Events
Indebtedness
On April 1, 2019, the Company paid the outstanding balance under the Halifax Alabama Credit Agreement in the amount of $8,000 with cash on hand.
Dividends
On May 2, 2019, the Company announced a first quarter 2019 cash dividend of $0.38 per share of Common Stock, par value $0.01 per share, of New Media. The dividend will be paid on May 22, 2019, to shareholders of record as of the close of business on May 13, 2019.

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
Overview
New Media supports small to mid-size communities by providing locally-focused print and digital content to its consumers, premier marketing and technology solutions for our small and medium businesses partners, and producing world-class events for the media industry and the communities they serve. We have a particular focus on owning and acquiring strong local media assets in small to mid-size markets. With our collection of assets, we focus on two large business categories: consumers and small to medium-sized businesses (“SMBs”).
Our current portfolio of media assets spans across 617 markets and 39 states. Our products include 697 community print publications and 617 websites. As of March 31, 2019, we reach over 22 million people per week and serve over 200,000 business customers.
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
Portfolio Detail
Our core products include:

•	156 daily newspapers with total paid circulation of approximately 1.6 million;

•	328 weekly newspapers (published up to three times per week) with total paid circulation of approximately 310,000 and total free circulation of approximately 2.1 million;

•	136 “shoppers” (generally advertising-only publications) with total circulation of approximately 3.3 million;

•	617 locally-focused websites, which extend our businesses onto the internet and mobile devices with approximately 382 million page views per month;

•	77 business publications;

•	UpCurve Cloud and ThriveHive digital marketing; and

•	GateHouse Live.
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
We believe our local media properties and local sales infrastructure are uniquely positioned to sell digital marketing and business services to local business owners and give us distinct advantages, including:

•	our strong and trusted local brands, with 88% of our daily newspapers having published local content for more than 100 years;

•	our ability to market through our print and online properties, driving branding and traffic; and

•	our more than 1,155 local, direct, in-market sales professionals with long-standing relationships with small businesses in the communities we serve.
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
The revenues derived from our SMB category come from a variety of print and guided marketing and business solutions products we offer through UpCurve and commercial printing services. Our consumer revenue category comes primarily from subscription income as consumers pay for our deep, rich local content, both in print and online, however primarily in print today.
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
Our reporting units (Newspapers and BridgeTower) are aggregated into one reportable business segment.
Acquisitions
During the three months ended March 31, 2019, we acquired substantially all the assets, properties and business of certain publications/businesses, which included 10 daily newspapers, 11 weekly publications, eight shoppers, a remnant advertising agency, and an events production business, for an aggregate purchase price of $34.5 million, including estimated working capital.
During 2018, we acquired substantially all the assets, properties, and business of certain publications/businesses, which included seven business publications, eight daily newspapers, 16 weekly newspapers, one shopper, a print facility, an events production business, cloud services and digital platforms and related domains, for an aggregate purchase price of $205.8 million, including estimated working capital.
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
Long-Lived Asset Impairment
During the three months ended March 31, 2019, we ceased operations of three print publications and one print facility as part of the ongoing cost reduction programs. As a result, we recognized an impairment charge related to retired equipment of $1,207 and a loss on disposal of assets related to retired equipment of $168 and intangibles of $444 during the three months ended March 31, 2019. There were no such facility consolidations during the three months ended April 1, 2018.
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
A summary of our significant accounting policies are described in Note 1, of our consolidated financial statements, "Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies", for the year ended December 30, 2018, included in our Annual Report on Form 10-K.
During the three months ended March 31, 2019, we changed our lease accounting policy in order to adopt Financial Accounting Standards Board (“FASB”) Accounting Standards Update No. 2016-02 (“ASU 2016-02”), “Leases (Topic 842)”. There have been no other material changes in critical accounting policies in the current year from those described in our Annual Report on Form 10-K for the year ended December 30, 2018.

Results of Operations
The following table summarizes our results of operations for the three months ended March 31, 2019 and April 1, 2018:
NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(In thousands)

	Three months ended
	March 31, 2019	April 1, 2018
Revenues:
Advertising	$178,694	$163,259
Circulation	152,165	129,991
Commercial printing and other	56,740	47,515
Total revenues	387,599	340,765
Operating costs and expenses:
Operating costs	229,495	196,389
Selling, general, and administrative	131,508	118,819
Depreciation and amortization	20,923	19,247
Integration and reorganization costs	4,112	2,430
Impairment of long-lived assets	1,207	—
Net loss (gain) on sale or disposal of assets	1,789	(3,171)
Operating (loss) income	(1,435)	7,051
Interest expense	10,134	8,352
Other income	(260)	(520)
Loss before income taxes	(11,309)	(781)
Income tax benefit	(1,954)	(116)
Net loss	$(9,355)	$(665)
Three Months Ended March 31, 2019 Compared To Three Months Ended April 1, 2018
Revenue. Total revenue for the three months ended March 31, 2019 increased by $46.8 million, or 13.7%, to $387.6 million from $340.6 million for the three months ended April 1, 2018. The increase in total revenue was comprised of a $15.4 million, or 9.5%, increase in advertising revenue, a $22.2 million, or 17.1%, increase in circulation revenue, and a $9.2 million, or 19.4%, increase in commercial printing and other revenue.
Revenues increased primarily due to acquisitions. The advertising revenue increase from acquisitions was partially offset by declines driven by reductions in the local retail, classified, and preprint categories due to secular pressures and a continuing difficult retail environment. These secular trends and economic conditions have also led to a decline in our print circulation volumes that have largely been offset by price increases and distribution of premium editions in select locations. The majority of the remaining increase in commercial printing and other revenue is due to digital marketing services, events revenue, and new commercial print and distribution contracts.
Operating Costs. Operating costs for the three months ended March 31, 2019 increased by $33.1 million, or 16.9%, to $229.5 million from $196.4 million for the three months ended April 1, 2018. The increase includes operating costs from acquisitions of $42.0 million, an increase in outside services of $1.7 million and a $0.8 million increase in newsprint and ink due primarily to price increases offset by lower production volumes. These increases were partially offset by declines in operating costs related to the remaining operations, which was primarily due to a decrease in compensation of $6.7 million, a decrease in hauling and delivery of $2.5 million, a decrease in supplies of $0.5 million and a decrease in news and editorial of $0.5 million. There were no other increases or decreases greater than $0.5 million.
Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 31, 2019 increased by $12.7 million, or 10.7%, to $131.5 million from $118.8 million for the three months ended April 1, 2018.

The increase includes selling, general and administrative expenses from acquisitions of $20.1 million, which was partially offset by a $2.5 million decrease in compensation, a $0.9 million decrease in web hosting and domain expenses, a $0.8 million decrease in bad debt expense, a decrease of $0.5 million in property tax expense and a $0.5 million decrease in outside services. There were no other increases or decreases greater than $0.5 million.
Integration and Reorganization Costs. During the three month periods ended March 31, 2019 and April 1, 2018, we recorded integration and reorganization costs of $4.1 million and $2.4 million, respectively, primarily resulting from severance costs related to acquisition-related synergies and the continued consolidation of our operations resulting from ongoing implementation of our plans to reduce costs and preserve cash flow.
Impairment of Long-lived Assets. During the three months ended March 31, 2019, we recorded a $1.2 million impairment of long-lived assets due to the cessation of operations at one of our printing facilities during the three months ended March 31, 2019. No such charge was recorded during the three months ended April 1, 2018.
Interest Expense. Interest expense for the three months ended March 31, 2019 increased by $1.8 million to $10.1 million from $8.3 million for the three months ended April 1, 2018, which primarily relates to an increase in our total oustanding debt and increased interest rates.
Income Tax Benefit. During the three months ended March 31, 2019 and April 1, 2018, we recorded an income tax benefit of $2.0 million and $0.1 million, respectively. The increased income tax benefit is primarily attributable to the higher loss reflected for the three months ended March 31, 2019.
Net Loss. Net loss for the three months ended March 31, 2019 and April 1, 2018 was $9.4 million and $0.7 million, respectively. The difference is related to the factors noted above.
Liquidity and Capital Resources
Our primary cash requirements are for working capital, debt obligations and capital expenditures. We have no material outstanding commitments for capital expenditures. We expect our 2019 capital expenditures to total between $15 million and $17 million. The 2019 capital expenditures will be primarily comprised of projects related to the consolidation of print operations and system upgrades. For more information on our long term debt and debt service obligations, see Note 7 to the unaudited condensed consolidated financial statements, “Indebtedness”. Our principal sources of funds have historically been, and are expected to continue to be, cash provided by operating activities.
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
Dividends
On May 2, 2019, we announced a first quarter 2019 cash dividend of $0.38 per share of Common Stock, par value $0.01 per share, of New Media. The dividend will be paid on May 22, 2019, to shareholders of record as of the close of business on May 13, 2019.
On February 27, 2019, we announced a fourth quarter 2018 cash dividend of $0.38 per share of Common Stock, par value $0.01 per share, of New Media. The dividend was paid on March 20, 2019, to shareholders of record as of the close of business on March 11, 2019.
On October 31, 2018, we announced a third quarter 2018 cash dividend of $0.38 per share of Common Stock, par value $0.01 per share, of New Media. The dividend was paid on November 20, 2018, to shareholders of record as of the close of business on November 12, 2018.

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
New Media Credit Agreement
The Company, through its wholly-owned subsidiary New Media Holdings II LLC (the “New Media Borrower”) maintains secured credit facilities (the “Credit Facilities”) under an agreement (the “New Media Credit Agreement”) with a syndication of lenders, including a term loan facility and a revolving credit facility. The term loan facility expires on July 14, 2022 and the revolving credit facility expires on July 14, 2021. Maximum borrowings under the revolving credit facility, including letters of credit, total $40.0 million.
As of March 31, 2019, there were outstanding borrowings against the term loan facility and revolving credit facility totaling $435.1 million and $8.0 million, respectively. As of December 30, 2018, there were outstanding borrowings against the term loan facility and revolving credit facility totaling $437.3 million and $0, respectively. As of March 31, 2019, there were $0.5 million letters of credit issued against the revolving credit facility. As of March 31, 2019, the Company had $31.5 million of borrowing availability under the revolving credit facility.
The New Media Credit Agreement contains customary representations and warranties and affirmative covenants and negative covenants applicable to Holdings I, the New Media Borrower and the New Media Borrower's subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, fundamental changes, dispositions, dividends and other distributions, and events of default. The New Media Credit Agreement contains a financial covenant that requires Holdings I, the New Media Borrower and the New Media Borrower’s subsidiaries to maintain a maximum total leverage ratio of 3.25 to 1.00. As of March 31, 2019, we are in compliance with all of the covenants and obligations under the New Media Credit Agreement.
Refer to Note 7 to the unaudited condensed consolidated financial statements, “Indebtedness,” and to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018, for further discussion of the New Media Credit Agreement.
Halifax Alabama Credit Agreement
In connection with the purchase of the assets of Halifax Media in 2015, the Company assumed obligations of Halifax Media including the amount owing ($8.0 million at that time) under the credit agreement dated June 18, 2013 between Halifax Alabama, LLC and Southeast Community Development Fund V, L.L.C. (the “Halifax Alabama Credit Agreement”).
As of March 31, 2019 and December 30, 2018, the debt outstanding under the Halifax Alabama Credit Agreement had a principal amount of $8.0 million, bore interest at an annual rate of 2%, and had a maturity date of March 31, 2019.
As of March 31, 2019, we were in compliance with all of the covenants and obligations under the Halifax Alabama Credit Agreement. The amount outstanding was repaid in full on April 1, 2019.
Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018, for further discussion of the Halifax Alabama Credit Agreement.
Cash Flows
The following table summarizes our historical cash flows.

	Three months ended March 31, 2019	Three months ended April 1, 2018
Cash provided by operating activities	$31,742	$18,663
Cash used in investing activities	(37,730)	(22,131)
Cash (used in) provided by financing activities	(18,131)	27,438
Cash Flows from Operating Activities. Our largest source of cash provided by our operations is advertising revenues primarily generated from local advertising (local retail, local classified and online). Additionally, we generate cash through national advertising sales, circulation subscriptions, commercial printing services to third parties, digital marketing and business services through UpCurve and event revenue through GateHouse Live.
Our primary uses of cash in our operating activities include personnel costs, newsprint, delivery, and outside services.
Net cash provided by operating activities increased from 2018 to 2019 primarily due to cash flows from publications acquired since the first quarter of 2018.
Cash Flows from Investing Activities. Net cash used in investing activities for the three months ended March 31, 2019 was $37.7 million. During the three months ended March 31, 2019, we used $38.0 million, net of cash acquired, for acquisitions and $2.2 million for capital expenditures, which was partially offset by $2.5 million we received from the sale of publications, real estate and other assets.
Net cash used in investing activities for the three months ended April 1, 2018 was $22.1 million. During the three months ended April 1, 2018, we used $29.4 million, net of cash acquired, for acquisitions and $1.9 million for capital expenditures, which was partially offset by $9.2 million we received from the sale of real estate and other assets.
Cash Flows from Financing Activities. Net cash used in financing activities for the three months ended March 31, 2019 was $18.1 million and was primarily comprised of the payment of dividends of $23.2 million, term loan repayments of $2.2 million, and a $0.7 million purchase of treasury stock, which was partially offset by net borrowings under the revolving credit facility of $8.0 million.
Net cash provided by financing activities for the three months ended April 1, 2018 was $27.4 million and was primarily comprised of borrowings under term loans of $49.8 million, which was partially offset by the payment of dividends of $20.0 million, repayments under term loans of $1.0 million, a $0.7 million purchase of treasury stock, and payment of debt issuance costs of $0.5 million.
Changes in Financial Position
The discussion that follows highlights significant changes in our financial position and working capital from December 30, 2018 to March 31, 2019.
Accounts Receivable. Accounts receivable decreased $21.1 million, which primarily relates to seasonality and the timing of cash collections, which was partially offset by accounts receivable acquired in business acquisitions in the three months ended March 31, 2019.
Prepaid Expenses. Prepaid expenses increased $6.2 million, which primarily relates to the timing of payments and assets acquired in the three month period ending March 31, 2019.
Property, Plant, and Equipment. Property, plant, and equipment increased $8.2 million, of which $19.6 million relates to business acquisitions in 2019 and $2.2 million spent on capital expenditures, partially offset by $11.5 million of depreciation. The change also results from $1.2 million of assets sold or disposed of during the first three months of 2019 and an impairment charge of $1.2 million.
Operating Lease Right-of-Use Assets. Operating lease right -of-use assets increased $102.6 million due to the adoption of new leasing guidance under FASB ASU 2016-02, “Leases (Topic 842)”.
Goodwill. Goodwill increased $5.5 million due to businesses acquired in 2019.

Intangible Assets. Other assets decreased $1.0 million due to amortization, partially offset by the intangibles we acquired in our business acquisitions during the three months ended March 31, 2019.
Current Portion of Operating Lease Liabilities. Current portion of operating lease liabilities increased $13.4 million due to the adoption of new leasing guidance under FASB ASU 2016-02, “Leases (Topic 842)”.
Accounts Payable. Accounts payable increased $11.6 million due to the timing of vendor payments and the effect of increased volume resulting from our 2019 business acquisitions.
Accrued Expenses. Accrued expenses decreased $23.4 million, which primarily relates to a decrease in the accrual for all management agreement related fees of $8.0 million, a $10.2 million decrease in accrued compensation, a $4.5 million decrease in the accrued acquisition liability due to working capital settlements, a $3.0 million decrease in accrued interest, and a $1.2 million decrease in accrued taxes, partially offset by a $2.8 million increase in accrued accounts payable, a $0.7 million increase in accrued restructuring, and a $0.6 million increase in accrued insurance.
Deferred Revenue. Deferred revenue increased $11.3 million, primarily due to acquisitions during the three months ended March 31, 2019 and timing of events.
Long-term Debt. Long-term debt increased $7.2 million, primarily due to net borrowings under the revolving credit facility of $8.0 million and $0.3 million non-cash interest expense, partially offset a $2.2 million repayment of term loans and a reclassification of long-term debt to current portion of long-term debt of $1.2 million.
Long-term Operating Lease Liabilities. Long-term operating lease liabilities increased $96.2 million due to the adoption of new leasing guidance under FASB ASU 2016-02, “Leases (Topic 842)”.
Other Long-term Liabilities. Other long-term liabilities decreased $6.0 million, primarily due to a reclassification of accrued lease liabilities due to the adoption of new leasing guidance under FASB ASU 2016-02, “Leases (Topic 842)”.
Additional Paid-in Capital. Additional paid-in capital decreased $21.8 million, which resulted primarily from dividends of $23.0 million, partially offset by non-cash compensation expense of $1.1 million.
Accumulated Deficit. Accumulated deficit increased $9.0 million, primarily due to the net loss attributable to New Media.
Summary Disclosure About Contractual Obligations and Commercial Commitments
There have been no significant changes to our contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 30, 2018.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements reasonably likely to have a current or future effect on our financial statements.
Contractual Commitments
There were no material changes made to our contractual commitments during the period from December 30, 2018 to March 31, 2019.
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
The table below shows the reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three months ended
	March 31, 2019		April 1, 2018
	(in thousands)
Net loss	$(9,355)		$(665)
Income tax benefit	(1,954)		(116)
Interest expense	10,134		8,352
Impairment of long-lived assets	1,207		—
Depreciation and amortization	20,923		19,247
Adjusted EBITDA	$20,955	(a)	$26,818	(b)

(a)
Adjusted EBITDA for the three months ended March 31, 2019 included net expenses of $12,102, related to transaction and project costs, non-cash compensation, and other expense of $6,201, integration and reorganization costs of $4,112 and a $1,789 loss on the sale or disposal of assets.

(b)
Adjusted EBITDA for the three months ended April 1, 2018 included net expenses of $5,709, related to transaction and project costs, non-cash compensation, and other expense of $6,450, integration and reorganization costs of $2,430 and an $3,171 gain on the sale or disposal of assets.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
During the three month period ended March 31, 2019, there were no material changes to the quantitative and qualitative disclosures about market risk that were presented in Item 7A of our Annual Report on Form 10-K for the year ended December 30, 2018.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and interim Chief Financial Officer (interim principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control
Beginning December 31, 2018, we implemented the updated guidance on lease accounting. In connection with the adoption of this standard, we implemented changes to our disclosure controls, procedures related to lease accounting as well as the associated control activities within. These included the implementation of lease management and accounting software, development of new policies based on the updated guidance, ongoing contract review requirements and gathering of information provided for disclosures.
Other than the updates described above, there has not been any change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this Quarterly Report on Form 10-Q relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. — OTHER INFORMATION

Item 1.	Legal Proceedings
There have been no material changes to the legal proceedings previously disclosed under “Legal Proceedings” included in our Annual Report on Form 10-K filed with the SEC on February 27, 2019.

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
Our Company primarily generates revenue in three geographic regions: the Northeast, the Midwest, and the Southeast. During the three months ended March 31, 2019, approximately 32% of our total revenues were generated in four states in the Northeast: Massachusetts, Pennsylvania, New York, and Rhode Island. During the same period, approximately 27% of our total revenues were generated in four states in the Midwest: Ohio, Nebraska, Illinois, and Oklahoma. Also during the same period, approximately 26% of our total revenues were generated in two states in the Southeast: Florida and North Carolina. As a result of this geographic concentration, our financial results, including advertising and circulation revenue, depend largely upon economic conditions in these principal market areas. Accordingly, adverse economic developments within these three regions in particular could significantly affect our consolidated operations and financial results.

Our indebtedness and any future indebtedness may limit our financial and operating activities and our ability to incur additional debt to fund future needs or dividends.
We maintain secured credit facilities under a credit agreement with a syndication of lenders, including a term loan facility and a revolving credit facility. The term loan facility expires on July 14, 2022 and the revolving credit facility expires on July 14, 2021. Maximum borrowings under the revolving credit facility, including letters of credit, total $40 million. As of March 31, 2019, there were outstanding borrowings against the term loan facility and revolving credit facility totaling $435.1 million and $8.0 million, respectively. As of March 31, 2019, there were $0.5 million letters of credit issued against the revolving credit facility. As of March 31, 2019, the Company had $31.5 million of borrowing availability under the revolving credit facility.
In addition, as of March 31, 2019, we had an outstanding balance under our Halifax Alabama Credit Agreement in the amount of $8.0 million, which balance was repaid in full on April 1, 2019.
Our indebtedness and any future indebtedness we incur could:

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
The restrictions described above may interfere with our ability to obtain new or additional financing or may affect the manner in which we structure such new or additional financing or engage in other business activities, which may significantly limit or harm our results of operations, financial condition and liquidity. A default under the New Media Credit Agreement could also significantly limit our alternatives to refinance the debt under which the default occurred. This limitation may significantly restrict our financing options during times of either market distress or our financial distress, which are precisely the times when having financing options is most important.
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
We have announced our intent to distribute a portion of our free cash flow generated from operations or other sources as a dividend to our stockholders, through a quarterly dividend, subject to satisfactory financial performance, approval by our Board of Directors and dividend restrictions in the New Media Credit Agreement. The Board of Directors’ determinations regarding dividends will depend on a variety of factors, including the Company’s GAAP net income, free cash flow generated from operations or other sources, liquidity position and potential alternative uses of cash, such as acquisitions, as well as economic conditions and expected future financial results. Although we recently paid a fourth quarter 2018 cash dividend of $0.38 per share of Common Stock and have paid regularly quarterly dividends since the third quarter of 2014, there can be no guarantee that we will continue to pay dividends in the future or that this recent dividend is representative of the amount of any future dividends. Our ability to declare future dividends will depend on our future financial performance, which in turn depends on the successful implementation of our strategy and on financial, competitive, regulatory, technical and other factors, general economic conditions, demand and selling prices for our products and other factors specific to our industry or specific projects, many of which are beyond our control. Therefore, our ability to generate free cash flow depends on the performance of our operations and could be limited by decreases in our profitability or increases in costs, capital expenditures or debt servicing requirements.
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

At March 31, 2019 the carrying value of our goodwill is $316.2 million, mastheads is $118.5 million, and the carrying value of our amortizable intangible assets is $366.5 million. The indefinite-lived assets (goodwill and mastheads) are subject to annual impairment testing and more frequent testing upon the occurrence of certain events or significant changes in our circumstances that indicate all or a portion of their carrying values may no longer be recoverable, in which case a non-cash charge to earnings may be necessary in the relevant period. We may subsequently experience market pressures which could cause future cash flows to decline below our current expectations, or volatile equity markets could negatively impact market factors used in the impairment analysis, including earnings multiples, discount rates, and long-term growth rates. Any future evaluations requiring an asset impairment charge for goodwill or other intangible assets would adversely affect future reported results of operations and shareholders’ equity.
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
For further information on goodwill and intangible assets, see Note 5 to the unaudited condensed consolidated financial statements included herein, “Goodwill and Intangible Assets”.
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
Our pension and postretirement plans were underfunded by $24.4 million at March 31, 2019. Our pension plans invest in a variety of equity and debt securities. Future volatility and disruption in the equity and bond markets could cause declines in the asset values of our pension plans. In addition, decreases in the discount rate used to determine minimum funding requirements could result in increased future contributions. If either occurs, we may need to make additional pension contributions above what is currently estimated, which could reduce the cash available for our businesses.
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
As of March 31, 2019, we employed 10,847 employees, of whom 1,172 (or approximately 10.8%) were represented by 39 unions. 80% of the unionized employees are in four states: Ohio, Rhode Island, Massachusetts and Illinois and represent 30%, 20%, 14% and 13% of all our union employees, respectively.
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
There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates-including investment funds, private investment funds, or businesses managed by our Manager-invest in media assets and whose investment objectives may overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our Board of Directors and employees of our Manager who may be officers also serve as officers and/or directors of these other entities. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress for certain target assets. From time to time, affiliates of Fortress may focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. In addition, with respect to Fortress funds in the process of selling investments, our Manager may be incentivized to regard the sale of such assets to us positively, particularly if a sale to an unrelated third party would result in a loss of fees to our Manager.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Approximate Number of Shares that May Yet Be Purchased Under the Plan or Programs
December 31, 2018 through February 3, 2019	—		$—	—	$9,230,194
February 4, 2019 through March 3, 2019	51,222	(1)	$13.8	—	9,230,194
March 4, 2019 through March 31, 2019	544	(1)	$11.88	—	$9,230,194
Total	51,766			—
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
See Index to Exhibits on page 49 of this Quarterly Report on Form 10-Q.

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

NEW MEDIA INVESTMENT GROUP INC.

Date: May 2, 2019	/s/ Michael E. Reed
Michael E. Reed
Chief Executive Officer
(Principal Executive Officer)