Form 10-Q
period 2019-06-30
New Media Investment Group Inc.
filed 2019-08-07
CIK 1579684

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
For the quarterly period ended June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 5, 2019, 60,481,539 shares of the registrant’s common stock were outstanding.

CAUTIONARY NOTE REGARDING FORWARD LOOKING INFORMATION

Certain statements in this report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views regarding, among other things, our future growth, results of operations, performance, business prospects and opportunities, the proposed Merger described under the heading “Agreement and Plan of Merger with Gannett” in Note 15 to the unaudited condensed consolidated financial statements, “Subsequent Events”, the expected timetable of the Merger (as defined below), the benefits and synergies of the Merger and future opportunities for the combined company, as well as other statements that are other than historical fact. Words such as “anticipate(s),” “expect(s)”, “intend(s)”, “plan(s)”, “target(s)”, “project(s)”, “believe(s)”, “will”, “aim”, “would”, “seek(s)”, “estimate(s)” and similar expressions are intended to identify such forward-looking statements.
Forward-looking statements are based on management’s current expectations and beliefs and are subject to a number of known and unknown risks, uncertainties and other factors that could lead to actual results materially different from those described in the forward-looking statements. We can give no assurance that our expectations will be attained. Our actual results, liquidity and financial condition may differ from the anticipated results, liquidity and financial condition indicated in these forward-looking statements. These forward looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause our actual results to differ, possibly materially from expectations or estimates reflected in such forward-looking statements, including, among others:

•
risks and uncertainties relating to the Merger, including the Company's and Gannett's (as defined below) ability to consummate the Merger and to meet expectations regarding the timing and completion of the Merger; the satisfaction or waiver of the conditions to the completion of the Merger, including the receipt of the required approval of the Company’s (as defined below) stockholders and Gannett’s (as defined below) stockholders with respect to the Merger and the receipt of regulatory approvals required to consummate the Merger, in each case, on the terms expected or on the anticipated schedule; the risk that the parties may be unable to achieve the anticipated benefits of the Merger, including synergies and operating efficiencies, within the expected time-frames or at all; the risk that the committed financing necessary for the consummation of the Merger is unavailable at the closing, and that any replacement financing may not be available on similar terms, or at all; the risk that the businesses will not be integrated successfully or that integration may be more difficult, time-consuming or costly than expected; the risk that operating costs, customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers, clients or suppliers) may be greater than expected following the Merger; and the retention of certain key employees;

•	general economic and market conditions;

•	economic conditions in the various regions of the United States;

•	the growing shift within the publishing industry from traditional print media to digital forms of publication;

•	declining advertising revenue and circulation subscribers;

•	the combined company's ability to grow its digital marketing and business services initiatives, and grow its digital audience and advertiser base;

•	our ability to grow our business organically:

•	our ability to acquire local media print assets at attractive valuations;

•	the risk that we may not realize the anticipated benefits of our recent or potential future acquisitions;

•	the availability and cost of capital for future investments;

•	our indebtedness may restrict our operations and / or require us to dedicate a portion of cash flow from operations to the payment of principal and interest;

•	our ability to pay dividends consistent with prior practice or at all;

•	our ability to reduce costs and expenses;

•	our ability to realize the benefits of the Management Agreement (as defined below);

•	the impact of any material transactions with the Manager (as defined below) or one of its affiliates, including the impact of any actual, potential or perceived conflicts of interest;

•	the competitive environment in which we operate; and

•	our ability to recruit and retain key personnel.
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

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets (unaudited) as of June 30, 2019 and December 30, 2018	4

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited) for the three and six months ended June 30, 2019 and July 1, 2018	5

	Condensed Consolidated Statements of Stockholders’ Equity (unaudited) for the six months ended June 30, 2019 and July 1, 2018	6

	Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2019 and July 1, 2018	8

	Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	38

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 3.	Defaults Upon Senior Securities	54

Item 4.	Mine Safety Disclosures	54

Item 5.	Other Information	54

Item 6.	Exhibits	54

	Signatures	56

Item 1.	Financial Statements
NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	June 30, 2019	December 30, 2018

ASSETS
Current assets:
Cash and cash equivalents	$20,029	$48,651
Restricted cash	3,155	4,119
Accounts receivable, net of allowance for doubtful accounts of $8,694 and $8,042 at June 30, 2019 and December 30, 2018, respectively	150,675	174,274
Inventory	19,647	25,022
Prepaid expenses	30,506	23,935
Other current assets	20,733	21,608
Total current assets	244,745	297,609
Property, plant, and equipment, net of accumulated depreciation of $243,304 and $219,256 at June 30, 2019 and December 30, 2018, respectively	330,942	339,608
Operating lease right-of-use assets, net	109,521	—
Goodwill	317,151	310,737
Intangible assets, net of accumulated amortization of $119,561 and $101,543 at June 30, 2019 and December 30, 2018, respectively	474,900	486,054
Other assets	10,619	9,856
Total assets	$1,487,878	$1,443,864

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,296	$12,395
Current portion of operating lease liabilities	14,492	—
Accounts payable	12,454	16,612
Accrued expenses	98,864	113,650
Deferred revenue	113,259	105,187
Total current liabilities	242,365	247,844
Long-term liabilities:
Long-term debt	434,672	428,180
Long-term operating lease liabilities	102,431	—
Deferred income taxes	6,486	8,282
Pension and other postretirement benefit obligations	23,747	24,326
Other long-term liabilities	10,817	16,462
Total liabilities	820,518	725,094
Redeemable noncontrolling interests	1,098	1,547
Stockholders’ equity:
Common stock, $0.01 par value, 2,000,000,000 shares authorized; 60,806,451 shares issued and 60,481,674 shares outstanding at June 30, 2019; 60,508,249 shares issued and 60,306,286 shares outstanding at December 30, 2018	608	605
Additional paid-in capital	677,574	721,605
Accumulated other comprehensive loss	(6,938)	(6,881)
(Accumulated deficit) retained earnings	(2,409)	3,767
Treasury stock, at cost, 324,777 and 201,963 shares at June 30, 2019 and December 30, 2018, respectively	(2,573)	(1,873)
Total stockholders’ equity	666,262	717,223
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,487,878	$1,443,864
See accompanying notes to unaudited condensed consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands, except per share data)

	Three months ended		Six months ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Revenues:
Advertising	$184,767	$187,609	$363,462	$350,868
Circulation	150,850	144,536	303,015	274,527
Commercial printing and other	68,770	56,657	125,510	104,172
Total revenues	404,387	388,802	791,987	729,567
Operating costs and expenses:
Operating costs	233,407	217,775	462,902	414,164
Selling, general, and administrative	130,040	126,837	261,548	245,656
Depreciation and amortization	23,328	19,935	44,251	39,182
Integration and reorganization costs	3,230	1,749	7,342	4,179
Impairment of long-lived assets	1,262	—	2,469	—
Net loss (gain) on sale or disposal of assets	947	(808)	2,737	(3,979)
Operating income	12,173	23,314	10,738	30,365
Interest expense	10,212	8,999	20,346	17,351
Other income	(311)	(337)	(571)	(857)
Income (loss) before income taxes	2,272	14,652	(9,037)	13,871
Income tax (benefit) expense	(343)	2,946	(2,297)	2,830
Net income (loss)	2,615	11,706	(6,740)	11,041
Net loss attributable to redeemable noncontrolling interests	(200)	—	(449)	—
Net income (loss) attributable to New Media	$2,815	$11,706	$(6,291)	$11,041
Income (loss) per share:
Basic:
Net income (loss) attributable to New Media	$0.05	$0.20	$(0.10)	$0.20
Diluted:
Net income (loss) attributable to New Media	$0.05	$0.20	$(0.10)	$0.20

Dividends declared per share	$0.38	$0.37	$0.76	$0.74

Comprehensive income (loss)	$2,588	$11,638	$(6,797)	$10,906
Comprehensive loss attributable to redeemable noncontrolling interests	(199)	—	(448)	—
Comprehensive income (loss) attributable to New Media	$2,787	$11,638	$(6,349)	$10,906
See accompanying notes to unaudited condensed consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (accumulated deficit)	Treasury stock		Total
	Shares	Amount				Shares	Amount
Three months ended June 30, 2019:
Balance at March 31, 2019	60,806,451	$608	$699,787	$(6,911)	$(5,224)	276,590	$(2,562)	$685,698
Net income	—	—	—	—	2,815	—	—	2,815
Net actuarial loss and prior service cost, net of income taxes of $0	—	—	—	(30)	—	—	—	(30)
Foreign currency translation adjustment	—	—	—	3	—	—	—	3
Non-cash compensation expense	—	—	707	—	—	—	—	707
Restricted share forfeiture	—	—	—	—	—	47,232	—	—
Purchase of treasury stock	—	—	—	—	—	955	(11)	(11)
Common stock cash dividend	—	—	(22,920)	—	—	—	—	(22,920)
Balance at June 30, 2019	60,806,451	$608	$677,574	$(6,938)	$(2,409)	324,777	$(2,573)	$666,262

Six months ended June 30, 2019:
Balance at December 30, 2018	60,508,249	$605	$721,605	$(6,881)	$3,767	201,963	$(1,873)	$717,223
Net loss	—	—	—	—	(6,291)	—	—	(6,291)
Net actuarial loss and prior service cost, net of income taxes of $0	—	—	—	(60)	—	—	—	(60)
Foreign currency translation adjustment	—	—	—	3	—	—	—	3
Restricted share grants	298,202	3	(3)	—	—	—	—	—
Non-cash compensation expense	—	—	1,843	—	—	—	—	1,843
Impact of adoption of ASC 842 - Leases	—	—	—	—	115	—	—	115
Restricted share forfeiture	—	—	—	—	—	70,093	—	—
Purchase of treasury stock	—	—	—	—	—	52,721	(700)	(700)
Common stock cash dividend	—	—	(45,871)	—	—	—	—	(45,871)
Balance at June 30, 2019	60,806,451	$608	$677,574	$(6,938)	$(2,409)	324,777	$(2,573)	$666,262

See accompanying notes to unaudited condensed consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (accumulated deficit)	Treasury stock		Total
	Shares	Amount				Shares	Amount
Three months ended July 1, 2018:
Balance at April 1, 2018	53,580,827	$536	$664,805	$(5,528)	$(3,417)	189,914	$(1,816)	$654,580
Net income	—	—	—	—	11,706	—	—	11,706
Net actuarial loss and prior service cost, net of income taxes of $0	—	—	—	(68)	—	—	—	(68)
Restricted share grants	6,010	—	—	—	—	—	—	—
Non-cash compensation expense	—	—	669	—	—	—	—	669
Issuance of common stock, net of underwriters' discount and offering costs	6,900,000	69	110,650	—	—	—	—	110,719
Restricted share forfeiture	—	—	—	—	—	2,823	—	—
Purchase of treasury stock	—	—	—	—	—	1,097	(18)	(18)
Common stock cash dividend	—	—	(17,658)	—	(4,645)	—	—	(22,303)
Balance at July 1, 2018	60,486,837	$605	$758,466	$(5,596)	$3,644	193,834	$(1,834)	$755,285

Six months ended July 1, 2018:
Balance at December 31, 2017	53,367,853	$534	$683,168	$(5,461)	$(2,767)	140,972	$(1,081)	$674,393
Net income	—	—	—	—	11,041	—	—	11,041
Net actuarial loss and prior service cost, net of income taxes of $0	—	—	—	(135)	—	—	—	(135)
Restricted share grants	218,984	2	223	—	—	—	—	225
Non-cash compensation expense	—	—	1,832	—	—	—	—	1,832
Issuance of common stock, net of underwriters' discount and offering costs	6,900,000	69	110,650	—	—	—	—	110,719
Restricted share forfeiture	—	—	—	—	—	9,039	—	—
Purchase of treasury stock	—	—	—	—	—	43,823	(753)	(753)
Common stock cash dividend	—	—	(37,407)	—	(4,630)	—	—	(42,037)
Balance at July 1, 2018	60,486,837	$605	$758,466	$(5,596)	$3,644	193,834	$(1,834)	$755,285

See accompanying notes to unaudited condensed consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six months ended
	June 30, 2019	July 1, 2018
Cash flows from operating activities:
Net (loss) income	$(6,740)	$11,041
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	44,251	39,182
Non-cash compensation expense	1,843	1,832
Non-cash interest expense	689	1,078
Deferred income taxes	(1,796)	2,264
Net loss (gain) on sale or disposal of assets	2,737	(3,979)
Impairment of long-lived assets	2,469	—
Pension and other postretirement benefit obligations	(649)	(984)
Changes in assets and liabilities:
Accounts receivable, net	26,707	15,591
Inventory	6,287	(4,858)
Prepaid expenses	(6,035)	(3,777)
Other assets	(109,775)	5,255
Accounts payable	(4,962)	(806)
Accrued expenses	3,328	(6,845)
Deferred revenue	2,254	1,452
Other long-term liabilities	97,045	1,157
Net cash provided by operating activities	57,653	57,603
Cash flows from investing activities:
Acquisitions, net of cash acquired	(39,353)	(149,604)
Purchases of property, plant, and equipment	(4,934)	(5,041)
Proceeds from sale of real estate, other assets and insurance	7,107	12,585
Net cash used in investing activities	(37,180)	(142,060)
Cash flows from financing activities:
Payment of debt issuance costs	—	(500)
Borrowings under term loans	—	49,750
Repayments under term loans	(11,296)	(2,062)
Borrowings under revolving credit facility	102,900	—
Repayments under revolving credit facility	(94,900)	—
Payment of offering costs	—	(152)
Issuance of common stock, net of underwriters' discount	—	111,099
Purchase of treasury stock	(700)	(753)
Payment of dividends	(46,066)	(42,226)
Net cash (used in) provided by financing activities	(50,062)	115,156
Effect of exchange rate changes on cash and cash equivalents	3	—
Net (decrease) increase in cash, cash equivalents and restricted cash	(29,586)	30,699
Cash, cash equivalents and restricted cash at beginning of period	52,770	46,162
Cash, cash equivalents and restricted cash at end of period	$23,184	$76,861

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
The newspaper industry and the Company have experienced declining same-store revenue and profitability over the past several years. As a result, the Company has implemented, and continues to implement, measures to reduce costs and preserve cash flow. This includes cost-reduction programs and the sale of non-core assets. The Company believes these initiatives along with cash provided by operating activities will provide it with the financial resources necessary to invest in the business and provide sufficient cash flow to enable the Company to meet its commitments.
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
(2) Acquisitions
2019 Acquisitions
The Company acquired substantially all the assets, properties and business of certain publications and businesses on June 21, 2019, June 14, 2019, May 31, 2019, February 11, 2019, February 2, 2019, January 31, 2019, and December 31, 2018 (“2019 Acquisitions”), which included 10 daily newspapers, 11 weekly publications, eight shoppers, a remnant advertising agency, three events production businesses, and a business community and networking platform, for an aggregate purchase price of $35,723, including estimated working capital. The acquisitions were financed from cash on hand. The rationale for the acquisitions was primarily due to the attractive nature, as applicable, of the newspaper or event-related assets and digital platforms, and their estimated cash flows combined with the cost-saving and revenue-generating opportunities available.
In the June 21, 2019 acquisition, the Company acquired an 80% equity interest in the acquiree, and the minority equity owners retained a 20% interest, which have been classified as redeemable noncontrolling interests in the accompanying financial statements. Noncontrolling interests with embedded redemption features, such as put rights, that are not solely within the control of the Company are considered redeemable noncontrolling interests and are presented outside of stockholders’ equity on the Company's Unaudited Condensed Consolidated Balance Sheets.
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
The following table summarizes the preliminary determination of fair values of the assets and liabilities:

Current assets	$6,684
Property, plant and equipment	20,062
Noncompete agreements	280
Advertiser relationships	2,540
Subscriber relationships	1,560
Customer relationships	1,380
Software	140
Trade names	299
Mastheads	2,860
Goodwill	7,308
Total assets	43,113
Current liabilities assumed	7,390
Total liabilities	7,390
Net assets	$35,723

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
The Company expensed approximately $765 of acquisition-related costs for the 2019 Acquisitions during the six months ended June 30, 2019, and these expenses are included in selling, general, and administrative expenses.
For tax purposes, the amount of goodwill that is expected to be deductible is $7,003.
2018 Acquisitions

The Company acquired substantially all the assets, properties and business of certain publications and businesses on November 16, 2018, November 14, 2018, October 1, 2018, August 15, 2018, July 2, 2018, June 18, 2018, June 4, 2018, May 11, 2018, May 1, 2018, April 2, 2018, March 31, 2018, March 6, 2018, February 28, 2018, February 23, 2018, and February 7, 2018 (“2018 Acquisitions”), which included seven business publications, eight daily newspapers, 16 weekly publications, one shopper, a print facility, an events production business, cloud services and digital platforms and related domains, for an aggregate purchase price of $205,785, including estimated working capital. The acquisitions were financed from cash on hand. The rationale for the acquisitions was primarily due to the attractive nature, as applicable, of the newspaper assets and digital platforms, and their estimated cash flows combined with the cost-saving and revenue-generating opportunities available.
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
During the six months ended June 30, 2019, the Company recorded adjustments to the recorded fair values of the assets acquired and liabilities assumed in the 2018 acquisitions. The recorded amount of net assets acquired was increased by $65, while the recorded balances of property, plant and equipment, goodwill and current liabilities were decreased by $267, $847 and $1,179, respectively.
(3) Share-Based Compensation
The Company recognized compensation cost for share-based payments of $707, $669, $1,843 and $1,832 during the three and six months ended June 30, 2019 and July 1, 2018, respectively. The total compensation cost not yet recognized related to non-vested Restricted Stock Grants (“RSGs”) pursuant to the Company’s Nonqualified Stock Option and Incentive Award Plan as of June 30, 2019 was $5,592, which is expected to be recognized over a weighted average period of 2.19 years through February 2022. As of June 30, 2019, the aggregate intrinsic value of unvested RSGs was $4,251.
RSG activity during the six months ended June 30, 2019 was as follows:

	Number of RSGs	Weighted-Average Grant Date Fair Value
Unvested at December 30, 2018	384,471	$16.11
Granted	298,202	13.65
Vested	(162,309)	15.90
Forfeited	(70,093)	15.27
Unvested at June 30, 2019	450,271	$14.69

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
Severance-related expenses
Accrued restructuring costs are included in accrued expenses on the Unaudited Condensed Consolidated Balance Sheets. The activity in accrued restructuring costs for the six months ended June 30, 2019 is as follows:

	Severance and Related Costs	Other Costs (1)	Total
Balance at December 30, 2018	$2,554	$346	$2,900
Restructuring provision included in Integration and Reorganization	6,293	1,049	7,342
Cash payments	(5,660)	(801)	(6,461)
Balance at June 30, 2019	$3,187	$594	$3,781

(1)	Other costs primarily include costs to consolidate operations.
The majority of the accrued restructuring reserve balance is expected to be paid out over the next twelve months.
Facility consolidation charges and accelerated depreciation
During the six months ended June 30, 2019, the Company ceased operations of three print publications and nine print facilities as part of the ongoing cost reduction programs. As a result, the Company recognized an impairment charge related to retired equipment of $2,469, a loss on disposal of assets related to retired equipment of $168 and intangibles of $405, and accelerated depreciation of $2,636 during the six months ended June 30, 2019. There were no publication closures or facility consolidations during the six months ended July 1, 2018.

(5) Goodwill and Intangible Assets
Goodwill and intangible assets consisted of the following:

	June 30, 2019
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Advertiser relationships	$261,452	$62,398	$199,054
Customer relationships	45,860	10,936	34,924
Subscriber relationships	155,102	37,304	117,798
Other intangible assets	14,026	8,923	5,103
Total	$476,440	$119,561	$356,879
Nonamortized intangible assets:
Goodwill	$317,151
Mastheads	118,021
Total	$435,172

	December 30, 2018
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Advertiser relationships	$260,142	$53,477	$206,665
Customer relationships	44,630	8,704	35,926
Subscriber relationships	153,923	31,560	122,363
Other intangible assets	13,046	7,802	5,244
Total	$471,741	$101,543	$370,198
Nonamortized intangible assets:
Goodwill	$310,737
Mastheads	115,856
Total	$426,593

As of June 30, 2019, the weighted average amortization periods for amortizable intangible assets are 14.4 years for advertiser relationships, 12.3 years for customer relationships, 13.6 years for subscriber relationships and 5.2 years for other intangible assets. The weighted average amortization period in total for all amortizable intangible assets is 13.7 years.
Amortization expense for the three and six months ended June 30, 2019 and July 1, 2018 was $8,898, $8,177, $18,348 and $15,332, respectively. Estimated future amortization expense as of June 30, 2019, is as follows:

For the following fiscal years:
2019 (six months remaining)	$17,968
2020	35,503
2021	35,313
2022	34,363
2023	34,069
Thereafter	199,663
Total	$356,879

The changes in the carrying amount of goodwill for the period from December 30, 2018 to June 30, 2019 are as follows:

Balance at December 30, 2018, net of accumulated impairments of $25,641	$310,737
Goodwill acquired in business combinations	7,308
Measurement period adjustments	(852)
Goodwill of disposed publication	(42)
Balance at June 30, 2019, net of accumulated impairments of $25,641	$317,151

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
The Company performed its 2019 annual assessment for possible impairment of the carrying value of goodwill and indefinite-lived intangibles as of June 30, 2019. The fair value of the Company's reporting units, including Newspapers and BridgeTower, which include newspaper mastheads, were estimated using the expected present value of future cash flows, recent industry multiples and using estimates, judgments and assumptions that management believes were appropriate in the circumstances. The estimates and judgments used in the assessment included multiples for EBITDA, the weighted average cost of capital and the terminal growth rate. The Company determined that the future cash flow and industry multiple analysis provided the best estimate of the fair value of its reporting units.  Key assumptions in the impairment analysis include revenue and EBITDA projections, discount rates, long-term growth rates and the effective tax rate that the Company determined to be appropriate. Revenue projections reflected slight declines in the current and next year, and revenues are expected to moderate to a terminal growth rate of 0.5%. The discount rate was 17% and the effective tax rate was 27%. The fair value of the Newspaper reporting unit exceeded the carrying value by less than 10%.
The total Company’s estimate of reporting unit fair values was reconciled to its market capitalization (based upon the stock market price and fair value of debt) plus an estimated control premium.
The Company uses a “relief from royalty” approach, a discounted cash flow model, to determine the fair value of its indefinite-lived intangible assets.  The estimated fair value equaled or exceeded carrying value for mastheads. The fair value of mastheads exceeded carrying value by less than 10% for the central and east regions. Key assumptions within the masthead analysis included revenue projections, discount rates, royalty rates, long-term growth rates and the effective tax rate that the Company determined to be appropriate. Revenue projections reflected declines in the current and next year, and revenues are expected to moderate to a terminal growth rate of 0.5% for Newspapers and 1% for BridgeTower. Discount rates ranged from 16.5% to 17%, royalty rates ranged from 1.5% to 1.75%, and the effective tax rate was 27%.
The newspaper industry and the Company have experienced declining same-store revenue and profitability over the past several years. Should general economic, market or business conditions decline and have a negative impact on estimates of future cash flow and market transaction multiples, the Company may be required to record impairment charges in the future.
(6) Leases
Adoption
Effective December 31, 2018, the Company adopted FASB ASU 2016-02, “Leases (Topic 842)” using the modified retrospective method at the adoption date. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard. This allowed us to carry-forward the historical lease classification. The Company elected to make the accounting policy election for short-term leases resulting in lease payments being recorded as an expense on a straight-line basis over the lease term. The Company also adopted this approach for individually insignificant operating leases. Also, the Company elected to not separate lease and non-lease components for leases. Adoption of this standard resulted in the recording of net operating lease right-of-use assets of $102,512 and corresponding operating lease liabilities of $109,230. The Company's financial position for reporting periods beginning on or after December 31, 2018 is presented under the new guidance, while prior period amounts are not adjusted and continue to be reported in accordance with previous guidance.

A significant portion of our operating lease portfolio includes office space, distribution centers, press facilities, office equipment, and vehicles. The majority of our leases have remaining lease terms of 1 year to 10 years, some of which include options to extend the leases. As of June 30, 2019, the Company has an additional obligation of approximately $5,122 for future payments related to operating leases that have not yet commenced.
Total lease expense consists of the following:

	Three months ended	Six months ended
	June 30, 2019	June 30, 2019
Operating lease expense related to right-of-use assets	$6,678	$12,921
Other operating lease expense	1,827	4,213
Sublease income	(641)	(1,165)
Total lease expense	$7,864	$15,969

Supplemental information related to leases was as follows:

	Three months ended	Six months ended
	June 30, 2019	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$6,311	$12,200
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$10,838	$117,495

Supplemental balance sheet information related to leases was as follows:

June 30, 2019
Operating leases:
Operating lease right-of-use assets, net	$109,521
Current portion of operating lease liabilities	$14,492
Long-term operating lease liabilities	102,431
Total operating lease liabilities	$116,923

Weighted-average remaining lease term	8.8 years
Weighted-average discount rate	10.58%

As of June 30, 2019, maturities of lease liabilities were as follows:

2019 (six months remaining)	$13,137
2020	24,867
2021	23,150
2022	19,921
2023	16,496
Thereafter	87,226
Total lease payments	184,797
Less: interest	(67,874)
Present value of lease liabilities	$116,923

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
As of June 30, 2019, there were outstanding borrowings against the term loan facility and revolving credit facility totaling $433,961 and $8,000, respectively. As of December 30, 2018, there were outstanding borrowings against the term loan facility and revolving credit facility totaling $437,257 and $0, respectively. As of June 30, 2019, there were $495 letters of credit issued against the revolving credit facility and the Company had $31,505 of borrowing availability under the revolving credit facility.
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
As of June 30, 2019, the New Media Credit Agreement had a weighted average interest rate of 8.56%.
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
The New Media Credit Agreement contains customary representations and warranties and affirmative covenants and negative covenants applicable to Holdings I, the New Media Borrower and the New Media Borrower's subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, fundamental changes, dispositions, dividends and other distributions, and events of default. The New Media Credit Agreement contains a financial covenant that requires Holdings I, the New Media Borrower and the New Media Borrower’s subsidiaries to maintain a maximum total leverage ratio of 3.25 to 1.00. As of June 30, 2019, the Company is in compliance with all of the covenants and obligations under the New Media Credit Agreement.
Halifax Alabama Credit Agreement
In connection with the purchase of the assets of Halifax Media in 2015, the Company assumed obligations of Halifax Media including the amount owing ($8,000 at that time) under the credit agreement dated June 18, 2013 between Halifax Alabama, LLC and Southeast Community Development Fund V, L.L.C.. This debt bore interest at an annual rate of 2% and was repaid in full on April 1, 2019.
Fair Value
The fair value of long-term debt was estimated at $441,961 as of June 30, 2019, based on discounted future contractual cash flows and a market interest rate adjusted for necessary risks, including the Company’s own credit risk as there are no rates currently observable in publicly traded debt markets of similar risk, terms and average maturities. Accordingly, the Company’s long-term debt under the Credit Facilities is classified within Level 3 of the fair value hierarchy.

Payment Schedule
As of June 30, 2019, scheduled principal payments of outstanding debt are as follows:

2019 (six months remaining)	$1,099
2020	4,395
2021	12,395
2022	424,072
441,961
Less:
Current	3,296
Unamortized original issue discount	1,590
Deferred financing costs	2,403
Long-term debt	$434,672

(8) Related Party Transactions
As of June 30, 2019, the Company’s manager, FIG LLC (the “Manager”), which is an affiliate of Fortress Investment Group LLC ("Fortress"), and its affiliates owned approximately 1.1% of the Company’s outstanding stock and approximately 39.5% of the Company’s outstanding warrants. The Manager and its affiliates hold 2,904,811 stock options of the Company’s common stock as of June 30, 2019. During the three and six months ended June 30, 2019 and July 1, 2018, Fortress and its affiliates were paid $244, $238, $488 and $490 in dividends, respectively.
The Company’s Chairman and Chief Executive Officer is an employee of Fortress (or one of its affiliates), and his salary is paid by Fortress (or one of its affiliates).
Management Agreement
On November 26, 2013, the Company entered into a management agreement with the Manager (as amended and restated, the “Management Agreement”). The Management Agreement requires the Manager to manage the Company’s business affairs, subject to the supervision of the Company’s board of directors (the “Board of Directors” or “Board”). The Management Agreement had an initial three-year term and will be automatically renewed for one-year terms thereafter unless terminated either by the Company or the Manager. The Manager is (a) entitled to receive from the Company a management fee, (b) eligible to receive incentive compensation that is based on the Company’s performance and (c) eligible to receive options to purchase New Media Common Stock upon the successful completion of an offering of shares of the Company’s Common Stock or any shares of preferred stock with an exercise price equal to the price per share paid by the public or other ultimate purchaser in the offering (see Note 10). In addition, the Company is obligated to reimburse certain expenses incurred by the Manager. The Manager is also entitled to receive a termination fee from the Company under certain circumstances.
Subsequent to June 30, 2019 and in connection with entering into a agreement and plan of merger, the Company and the Manager have amended the Management Agreement, effective as of the closing of the agreement. Refer to Note 15 for further information on the amended Management Agreement.
The following provides the management and incentive fees recognized and paid to the Manager for the three and six months ended June 30, 2019 and July 1, 2018:

	Three months ended		Six months ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Management fee expense	$2,456	$2,740	$4,912	$5,107
Incentive fee expense	1,413	4,802	1,413	5,755
Management fees paid	2,456	4,179	6,167	6,836
Incentive fees paid	—	953	5,220	9,327
Reimbursement for expenses	577	615	1,226	1,059

The Company had an outstanding liability for all management agreement related fees of $4,996 and $10,696 at June 30, 2019 and December 30, 2018, respectively, included in accrued expenses.
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
The Company recorded an income tax benefit of $343 and $2,297 (excluding the minority interest) for the three and six months ended June 30, 2019, respectively, and an income tax expense of $2,946 and $2,830 for the three and six months ended July 1, 2018, respectively, using projected effective tax rates of approximately 27% for 2019 and 20% for 2018, respectively. The projected effective tax rates are primarily attributable to indefinite lived deferred tax liabilities which are a source of income to support realization of certain deferred tax assets which are expected to become indefinite lived net operating losses when they reverse in future years.
The Company performs a quarterly assessment of its deferred tax assets and liabilities. ASC Topic 740, “Income Taxes” (“ASC 740”) limits the ability to use future taxable income to support the realization of deferred tax assets when a company has experienced a history of losses even if future taxable income were supported by detailed forecasts and projections.
In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are projected to become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company concluded that during the six months ended June 30, 2019, a net increase to the valuation allowance of $1,264 is necessary to offset additional deferred tax assets (primarily the tax benefit of the net operating loss). All of this amount was recognized through the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
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
For the six months ended June 30, 2019, the difference between the expected tax benefit (excluding the minority interest) of $1,803, at the statutory rate of 21%, and the recorded tax benefit of $2,297 is primarily attributable to the tax effect of the federal valuation allowance, state taxes and non-deductible expenses.
The Company and its subsidiaries file a U.S. federal consolidated income tax return. The U.S. federal and state statute of limitations generally remains open for the 2015 tax year and beyond.

(10) Equity
Income (Loss) Per Share
The following table sets forth the computation of basic and diluted income (loss) per share (“EPS”):

	Three months ended		Six months ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Numerator for income (loss) per share calculation:
Net income (loss) attributable to New Media	$2,815	$11,706	$(6,291)	$11,041
Denominator for income (loss) per share calculation:
Basic weighted average shares outstanding	60,030,748	59,279,159	59,997,891	56,106,899
Effect of dilutive securities:
Stock options and restricted stock	—	440,851	—	379,575
Diluted weighted average shares outstanding	60,030,748	59,720,010	59,997,891	56,486,474

The Company excluded the following securities from the computation of diluted income (loss) per share because their effect would have been antidilutive:

	Three months ended		Six months ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Stock warrants	1,362,479	1,362,479	1,362,479	1,362,479
Stock options	2,904,811	700,000	2,904,811	700,000
Unvested restricted stock	450,271	—	450,271	—

Equity
On May 17, 2017, the Board of Directors authorized the repurchase of up to $100,000 of the Company's common stock (“Share Repurchase Program”) over the next 12 months. On May 1, 2018, the Board of Directors authorized an extension of the Share Repurchase Program through May 18, 2019 and on May 20, 2019, the Board of Directors authorized a further extension through May 19, 2020. Under the Share Repurchase Program, the Company may purchase its shares from time to time in the open market or in privately negotiated transactions.
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

The following table includes additional information regarding the Manager stock options:

	Number of Options	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 30, 2018	2,904,811	$3.59	$15.31	7.3	$—
Outstanding at June 30, 2019	2,904,811	$3.59	$13.82	6.8	$—

Exercisable at June 30, 2019	2,536,811		$13.66	6.5	$—

Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss by component for the six months ended June 30, 2019 and July 1, 2018 are outlined below.

	Net actuarial loss and prior service cost (1)	Foreign translation adjustment	Total
For the six months ended June 30, 2019:
Balance at December 30, 2018	$(6,881)	$—	$(6,881)
Other comprehensive income before reclassifications	—	3	3
Amounts reclassified from accumulated other comprehensive loss	(60)	—	(60)
Net current period other comprehensive loss, net of taxes	(60)	3	(57)
Balance at June 30, 2019	$(6,941)	$3	$(6,938)
For the six months ended July 1, 2018:
Balance at December 31, 2017	$(5,461)	$—	$(5,461)
Amounts reclassified from accumulated other comprehensive loss	(135)	—	(135)
Balance at July 1, 2018	$(5,596)	$—	$(5,596)

(1)	This accumulated other comprehensive loss component is included in the computation of net periodic benefit. See Note 12.
The following table presents reclassifications out of accumulated other comprehensive loss for the three and six months ended June 30, 2019 and July 1, 2018.

	Amounts Reclassified from Accumulated Other Comprehensive Loss					Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income (Loss)
	Three months ended		Six months ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Amortization of unrecognized (gain) loss	$(30)	$(68)	$(60)	$(135)	(1)
Amounts reclassified from accumulated other comprehensive loss	(30)	(68)	(60)	(135)		Income (loss) before income taxes
Income tax expense	—	—	—	—		Income tax (benefit) expense
Amounts reclassified from accumulated other comprehensive loss, net of taxes	$(30)	$(68)	$(60)	$(135)		Net income (loss)

(1)	This accumulated other comprehensive loss component is included in the computation of net periodic benefit. See Note 12.

Dividends
During the six months ended July 1, 2018, the Company paid dividends of $0.74 per share of Common Stock of New Media.
During the six months ended June 30, 2019, the Company paid dividends of $0.76 per share of Common Stock of New Media.
(11) Unearned Revenues
Changes in unearned revenue were as follows:

	Circulation	Advertising	Other	Total
Six months ended June 30, 2019
Balance at December 30, 2018	$82,645	$9,107	$13,435	$105,187
Acquired deferred revenues	6,378	—	917	7,295
Cash receipts, net of refunds	213,078	17,296	31,324	261,698
Revenue recognized	(217,500)	(16,114)	(27,307)	(260,921)
Balance at June 30, 2019	$84,601	$10,289	$18,369	$113,259

Six months ended July 1, 2018
Balance at December 31, 2017	$73,874	$6,615	$7,675	$88,164
Acquired deferred revenues	14,654	312	1,724	16,690
Cash receipts, net of refunds	179,210	13,455	18,123	210,788
Revenue recognized	(183,769)	(11,653)	(14,650)	(210,072)
Balance at July 1, 2018	$83,969	$8,729	$12,872	$105,570

The Company records deferred revenue when cash payments are received in advance of the Company’s performance. The most significant unsatisfied performance obligation is the delivery of publications to subscription customers. The Company expects to recognize the revenue related to unsatisfied performance obligations over the next three to twelve months in accordance with the terms of the subscriptions. The increase in deferred revenue balance for the six months ended June 30, 2019 is primarily driven by acquisitions and the timing of company-sponsored events.
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

The following provides information on the pension plans for the three and six months ended June 30, 2019 and July 1, 2018:

	Three months ended		Six months ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Components of net periodic benefit:
Service cost	$159	$150	$317	$300
Interest cost	736	700	1,473	1,400
Expected return on plan assets	(967)	(1,062)	(1,934)	(2,124)
Amortization of unrecognized loss	39	68	78	135
Net periodic benefit	$(33)	$(144)	$(66)	$(289)

The service cost component of net periodic benefit is included within Operating Costs and the other components are included within Other Income in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. During the three and six months ended June 30, 2019, the Company paid $288 and $400 into the pension plans, respectively. The Company expects to pay an additional $652 in employer contributions to the pension plans during the remainder of 2019.
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
The following table provides information for the Company’s major categories of financial assets and liabilities measured or disclosed at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
As of June 30, 2019
Assets
Cash and cash equivalents	$20,029	$—	$—	$20,029
Restricted cash	3,155	—	—	3,155
Total	$23,184	$—	$—	$23,184

Liabilities
Contingent consideration	$—	$—	$1,963	$1,963

Redeemable noncontrolling interests	$—	$—	$1,098	$1,098
As of December 30, 2018
Assets
Cash and cash equivalents	$48,651	$—	$—	$48,651
Restricted cash	4,119	—	—	4,119
Total	$52,770	$—	$—	$52,770

Liabilities
Contingent consideration	$—	$—	$3,256	$3,256

Redeemable noncontrolling interests	$—	$—	$1,547	$1,547

Contingent consideration relates to certain of the Company’s 2018 Acquisitions and is primarily payable to the sellers based on the passage of time or as a component of earnings above an agreed-upon target as detailed in the applicable purchase agreements. The decrease in contingent consideration since December 30, 2018 is the result of a measurement period adjustment.
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
The changes in redeemable noncontrolling interests classified as Level 3 measurements were as follows:

	Six months ended	Year Ended
	June 30, 2019	December 30, 2018
Beginning balance	$1,547	$—
Purchases (1)	—	1,636
Net loss	(449)	(89)
Ending balance	$1,098	$1,547

(1)	Refer to Note 2.
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
Restricted cash of $3,155 and $4,119 at June 30, 2019 and December 30, 2018, respectively, was primarily held as cash collateral for certain business operations.
(15) Subsequent Events
Agreement and Plan of Merger with Gannett
On August 5, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire Gannett Co., Inc. (“Gannett”) in a cash and stock transaction for $12.06 per share of Gannett common stock, or approximately $1,400,000 at the date of the announcement (the “Merger”). Each share of Gannett common stock will be exchanged for $6.25 per share in cash and 0.5427 shares of the Company’s common stock.
Subject to the terms, carve-outs and conditions of the Merger Agreement, at the effective time of the Merger, Gannett shareholders will own approximately 49.5% of the Company’s common stock on a fully-diluted basis based on the number of the Company’s shares then outstanding. The Company expects that the cash portion of the purchase price will be financed with new debt and cash on hand. As further discussed below, the Company has a commitment for the Merger financing.
Gannett is an innovative, digitally focused media and marketing solutions company committed to fostering the communities in their network and helping them build relationships with their local businesses. Gannett owns ReachLocal, Inc., a digital marketing solutions company, the USA TODAY NETWORK (made up of USA TODAY and 109 local media organizations in 34 states in the U.S. and Guam, including digital sites and affiliates), and Newsquest (a wholly-owned subsidiary operating in the United Kingdom with more than 150 local media brands).
Consummation of the Merger Agreement is subject to certain closing conditions, including approval by Gannett’s and the Company’s stockholders (in the case of the Company’s stockholder approval disregarding any shares held by certain affiliates of Fortress) and is subject to review by the U.S. Department of Justice and the European Commission. The Merger Agreement does not contain a financing condition. The Merger is expected to close before December 31, 2019, although there can be no assurance that the Merger will occur by such date. Either party may terminate the Merger Agreement if the Merger is not consummated within six months of the execution of the Merger Agreement, subject to an automatic three-month extension if necessary to obtain regulatory approvals.
Financing Commitment
On August 5, 2019, in connection with entering into the Merger Agreement, the Company has entered into a commitment letter (the "Commitment Letter") with Apollo Capital Management, L.P. (“Apollo”) to provide a $1,792,000 first lien term loan facility (the "Acquisition Credit Facility") to fund the cash portion of the Merger consideration, refinance the existing indebtedness of both the Company and Gannett, pay fees and expenses in connection with the Merger, and to the extent of any remaining proceeds, finance ongoing working capital and other general corporate needs. The Acquisition Credit Facility will bear a fixed interest rate of 11.5%, subject to a one-year step-up of 50 basis points in the event that the closing of the Merger occurs more than six months following the date of the Commitment Letter. The Acquisition Credit Facility will have a five-

year term and will be freely pre-payable without penalty. Under the terms of the Commitment Letter and its accompanying Fee Letter, the Company will pay fees of 6.5% of the principal amount of the financing at closing.
The Acquisition Credit Facility is subject to negotiation of a mutually acceptable credit or loan agreement and other mutually acceptable definitive documentation, which will include certain representations and warranties, affirmative and negative covenants, financial covenants, events of default and collateral and guarantee agreements that are customarily required for similar financings. Additionally, Apollo’s obligation to provide the financing is subject to the satisfaction of specified conditions, including that the Company must have at least $40,000 (on a combined company basis) of unrestricted cash at closing, and the accuracy of specified representations. The documentation governing the Acquisition Credit Facility has not been finalized and, accordingly, the actual terms may differ from the description in the foregoing summary of the Commitment Letter.
Amended Management Agreement
On August 5, 2019, in connection with the execution of the Merger Agreement, the Company and the Manager entered into the Amended and Restated Management and Advisory Agreement (the "Amended Management Agreement"). Effective upon the consummation of the Merger, the Amended Management Agreement will replace the existing Amended and Restated Management and Advisory Agreement, dated as of February 14, 2014, between the Company and the Manager. The Amended Management Agreement (i) establishes a termination date for the Manager’s services of December 31, 2021, in lieu of annual renewals of the term; (ii) reduces the “incentive fee” payable under the Amended Management Agreement for the remainder of the term; (iii) reduces by 50% the number of options that would otherwise be issuable in connection with the issuance of shares as consideration for the Merger, and imposes a premium on the exercise price; (iv) eliminates the Manager’s right to receive options in connection with future equity raises by the Company; and (v) eliminates certain payments otherwise due at or after the end of the term of the prior management agreement. In connection with entering into the Amended Management Agreement and the occurrence of the Effective Time, the Company will issue to the Manager 4,205,607 shares of Company Common Stock. The Manager is restricted from selling these shares until the expiration of the Amended Management Agreement, or otherwise upon a change in control and certain other extraordinary events. The Company will also grant to the Manager options to acquire 3,163,265 shares of Company Common Stock. These options will have an exercise price of $15.50 and become exercisable upon the first trading day immediately following the first 20 consecutive trading day period in which the closing price of the Company Common Stock (on its principal U.S. national securities exchange) is at or above $20 per share (subject to adjustment), and also upon a change in control and certain other extraordinary events. Upon expiration of the term of the Amended Management Agreement, the Manager will cease providing external management services to the Company, and the Manager will no longer be the employer of the person serving in the role of Chief Executive Officer of the combined company.
Dividends
On August 5, 2019, the Company announced a second quarter 2019 cash dividend of $0.38 per share of Common Stock, par value $0.01 per share, of New Media. The dividend will be paid on August 28, 2019, to shareholders of record as of the close of business on August 20, 2019.

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
Overview
New Media supports small to mid-size communities by providing locally-focused print and digital content to its consumers, premier marketing and technology solutions for our small and medium business partners, and producing world-class events for the media industry and the communities they serve. We have a particular focus on owning and acquiring strong local media assets in small to mid-size markets. With our collection of assets, we focus on two large categories: consumers and small to medium-sized businesses (“SMBs”).
Our current portfolio of media assets spans across 612 markets and 39 states. Our products include 654 community print publications and 612 websites. As of June 30, 2019, we reach over 21 million people per week and serve over 200,000 business customers.

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
GateHouse Live, our events and promotions business, was started in 2015 to leverage our local brands to create world-class events in the markets we serve.  In 2018, GateHouse Live produced over 350 events with a collective attendance over 400,000.  Among our core event offerings are a variety of themed expos focused on target audiences, including men, women, seniors and young families.  Other signature event series produced across many of our markets include one of the nation's largest high school sports recognition events and the official community's choice awards for dozens of markets across the country.  In 2018, GateHouse Live expanded into endurance events that include a network of over 90 marathons, half marathons, other footraces and obstacle course races across the United States and Canada with over 250,000 attendees annually.  GateHouse Live also offers white label event services for retailers and other media companies.
Portfolio Detail
Our core products include:

•	154 daily newspapers with total paid circulation of approximately 1.5 million;

•	292 weekly newspapers (published up to three times per week) with total paid circulation of approximately 300,000 and total free circulation of approximately 2.1 million;

•	133 “shoppers” (generally advertising-only publications) with total circulation of approximately 3.2 million;

•	612 locally-focused websites, which extend our businesses onto the internet and mobile devices with approximately 408 million page views per month;

•	75 business publications;

•	UpCurve Cloud and ThriveHive digital marketing; and

•	GateHouse Live.
In addition to our core products, we also opportunistically produce niche publications that address specific local market interests such as recreation, sports, healthcare and real estate. Our print and online products focus on the local community from a content, advertising, and digital marketing perspective. As a result of our focus on small and mid-size markets, we are usually the primary, and sometimes the sole, provider of comprehensive local market news and information in the communities we serve. Our content is primarily devoted to topics that we believe are highly relevant and of interest to our audiences such as local news and politics, community and regional events, youth sports, opinion and editorial pages, local schools, obituaries, weddings and police reports.
We believe our local media properties and local sales infrastructure are uniquely positioned to sell digital marketing and business services to local business owners and give us distinct advantages, including:

•	our strong and trusted local brands, with 88% of our daily newspapers having published local content for more than 100 years;

•	our ability to market through our print and online properties, driving branding and traffic; and

•	our more than 1,085 local, direct, in-market sales professionals with long-standing relationships with small businesses in the communities we serve.
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
Acquisitions
During the six months ended June 30, 2019, we acquired substantially all the assets, properties and business of certain publications/businesses, which included 10 daily newspapers, 11 weekly publications, eight shoppers, a remnant advertising agency, three events production businesses, and a business community and networking platform, for an aggregate purchase price of $35.7 million, including estimated working capital.
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
On August 5, 2019, we entered into an agreement to acquire Gannett, as discussed below under the heading “Agreement and Plan of Merger with Gannett”.
Agreement and Plan of Merger with Gannett
On August 5, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Gannett Co., Inc. ("Gannett"), in a cash and stock transaction for $12.06 per share of Gannett common stock, or approximately $1.4 billion at the date of the announcement.
Subject to the terms, carve-outs and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.01 per share, of Gannett issued and outstanding immediately prior to the Effective Time shall be converted automatically into (A) 0.5427 of a fully paid and nonassessable share of common stock, par value $0.01 per share, of the Company, and (B) the right to receive $6.25 in cash, without interest. Following the Merger, it is anticipated that stockholders of the Company will own approximately 50.5 percent of the Company’s common stock and stockholders of Gannett will own approximately 49.5 percent of the Company’s common stock. For information about the anticipated financing for the Merger, see “Apollo Commitment Letter” below.
Consummation of the Merger is subject to customary closing conditions, including (i) the approval by Gannett’s stockholders and the Company’s stockholders (in the case of the Company stockholder approval, disregarding any shares held by certain affiliates of Fortress), (ii) the absence of any judgment or law restraining, enjoining or otherwise prohibiting the Merger and (iii) the receipt of required regulatory clearances, including the expiration or termination of the applicable waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and obtaining the necessary clearance from the European Commission. The Merger Agreement does not contain a financing condition. The Merger is expected to close before December 31, 2019, although there can be no assurance that the Merger will occur by such date. Either party may terminate the Merger Agreement if the Merger is not consummated within six months of the execution of the Merger Agreement, subject to an automatic three-month extension if necessary to obtain regulatory approvals.
In connection with the execution of the Merger Agreement, the Company has also agreed to amend the Management Agreement, as discussed below under the heading “Amended and Restated Management Agreement”.
The Merger Agreement contains representations and warranties and covenants of the parties customary for transactions of this nature.
The Board approved the Merger Agreement and the transactions contemplated thereby following the recommendation of a transaction committee consisting solely of independent and disinterested directors of the Company, to which the Board had delegated all power and authority that may otherwise be exercised by the Board in reviewing, evaluating, and negotiating a potential transaction with Gannett.

At the Effective Time, the Board will be comprised of nine directors, consisting of five independent members of the Board, three independent members of the board of directors of Gannett and the Chief Executive Officer of the Company. The Company currently has three independent directors and is currently in the process of identifying two additional directors to serve on the Board.
The parties have agreed to certain post-closing governance matters in the Merger Agreement. At the Effective Time, the Chief Executive Officer (“CEO”) of the Company will continue to serve as the CEO of the Company, and the CEO of Gannett as of the date of the Merger Agreement will serve as the CEO of all of the Company’s operating subsidiaries, provided such person is serving as the CEO of Gannett immediately prior to the Effective Time.
The Merger Agreement also provides that the Company’s operating subsidiaries will operate under the “Gannett” brand as of or within a reasonable time following the Effective time. In addition, from and after the Effective Time, Gannett’s headquarters in McLean, Virginia will serve as the headquarters of the combined company, with a continued corporate presence in existing locations.
Management Agreement
On November 26, 2013, New Media entered into the management agreement (as amended and restated, the “Management Agreement”) with FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC ("Fortress"), pursuant to which the Manager manages the operations of New Media. We pay the Manager an annual management fee equal to 1.5% of New Media’s Total Equity (as defined in the Management Agreement) and the Manager is eligible to receive incentive compensation. Following the Merger, the terms of the Management Agreement will change as described below under the heading “Amended and Restated Management Agreement”.
Amended and Restated Management Agreement
On August 5, 2019, in connection with the execution of the Merger Agreement, the Company and the Manager entered into the Amended and Restated Management Agreement (the “Amended Management Agreement”). Effective upon the consummation of the Merger, the Amended Management Agreement will replace the Management Agreement. The Amended Management Agreement (i) establishes a termination date for the Manager’s services of December 31, 2021, in lieu of annual renewals of the term; (ii) reduces the “incentive fee” payable under the Amended Management Agreement from 25% to 17.5% for the remainder of the term; (iii) reduces by 50% the number of options that would otherwise be issuable in connection with the issuance of shares as consideration for the Merger, and imposes a premium on the exercise price; (iv) eliminates the Manager’s right to receive options in connection with future equity raises by the Company; and (v) eliminates certain payments otherwise due at or after the end of the term of the prior management agreement.
In connection with entering into the Amended Management Agreement and the occurrence of the Effective Time, the Company will issue to the Manager 4,205,607 shares of Company Common Stock. The Manager is restricted from selling these shares until the expiration of the Amended Management Agreement, or otherwise upon a change in control and certain other extraordinary events. The Company will also grant to the Manager options to acquire 3,163,264 shares of Company Common Stock. These options will have an exercise price of $15.50 and become exercisable upon the first trading day immediately following the first 20 consecutive trading day period in which the closing price of the Company Common Stock (on its principal U.S. national securities exchange) is at or above $20 per share (subject to adjustment), and also upon a change in control and certain other extraordinary events.
Upon expiration of the term of the Amended Management Agreement, the Manager will cease providing external management services to the Company, and the Manager will no longer be the employer of the person serving in the role of Chief Executive Officer of the combined company.
Facility consolidation charges and accelerated depreciation
During the six months ended June 30, 2019, we ceased operations of three print publications and nine print facilities as part of the ongoing cost reduction programs. As a result, we recognized an impairment charge related to retired equipment of $2.5 million, a loss on disposal of assets related to retired equipment of $0.2 million and intangibles of $0.4 million, and accelerated depreciation of $2.6 million during the six months ended June 30, 2019. There were no publication closures or facility consolidations during the six months ended July 1, 2018.
Industry

The newspaper industry and the Company have experienced declining same store revenue and profitability over the past several years. As a result, we have implemented, and continue to implement, measures to reduce costs and preserve cash flow. We have also invested in potential growth opportunities, primarily in the digital, business services and events spaces. We believe the cost reductions and the new digital, business services and events initiatives will provide the appropriate capital structure and financial resources necessary to invest in the business and ensure our future success and provide sufficient cash flow to enable us to meet our commitments for the next year.
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
A summary of our significant accounting policies are described in Note 1, of our consolidated financial statements, "Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies", included in our 2018 Annual Report on Form 10-K.
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

Results of Operations
The following table summarizes our results of operations for the three and six months ended June 30, 2019 and July 1, 2018:
NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(In thousands)

	Three months ended		Six months ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Revenues:
Advertising	$184,767	$187,609	$363,462	$350,868
Circulation	150,850	144,536	303,015	274,527
Commercial printing and other	68,770	56,657	125,510	104,172
Total revenues	404,387	388,802	791,987	729,567
Operating costs and expenses:
Operating costs	233,407	217,775	462,902	414,164
Selling, general, and administrative	130,040	126,837	261,548	245,656
Depreciation and amortization	23,328	19,935	44,251	39,182
Integration and reorganization costs	3,230	1,749	7,342	4,179
Impairment of long-lived assets	1,262	—	2,469	—
Net loss (gain) on sale or disposal of assets	947	(808)	2,737	(3,979)
Operating income	12,173	23,314	10,738	30,365
Interest expense	10,212	8,999	20,346	17,351
Other income	(311)	(337)	(571)	(857)
Income (loss) before income taxes	2,272	14,652	(9,037)	13,871
Income tax (benefit) expense	(343)	2,946	(2,297)	2,830
Net income (loss)	$2,615	$11,706	$(6,740)	$11,041
Three Months Ended June 30, 2019 Compared To Three Months Ended July 1, 2018
Revenue. Total revenue for the three months ended June 30, 2019 increased by $15.6 million, or 4.0%, to $404.4 million from $388.8 million for the three months ended July 1, 2018. The increase in total revenue was comprised of a $6.3 million, or 4.4%, increase in circulation revenue, and a $12.1 million, or 21.4%, increase in commercial printing and other revenue, partially offset by a $2.8 million, or 1.5%, decrease in advertising revenue.
Revenues increased primarily due to acquisitions. The advertising revenue increase from acquisitions was more than offset by declines driven by reductions in the local retail, classified, and preprint categories due to secular pressures and a continuing difficult retail environment. These secular trends and economic conditions have also led to a decline in our print circulation volumes that have largely been offset by price increases and distribution of premium editions in select locations. The majority of the remaining increase in commercial printing and other revenue is due to digital marketing services, events revenue, and new commercial print and distribution contracts.
Operating Costs. Operating costs for the three months ended June 30, 2019 increased by $15.6 million, or 7.2%, to $233.4 million from $217.8 million for the three months ended July 1, 2018. The increase includes operating costs from acquisitions of $30.3 million and an increase in outside services of $2.7 million. These increases were partially offset by declines in operating costs related to the remaining operations, which was primarily due to decreases in compensation of $9.5 million, hauling and delivery of $3.8 million, newsprint and ink of $2.3 million, web hosting and domain expenses of $1.3 million, repairs and maintenance of $0.6 million, building rental and maintenance of $0.6 million, utilities of $0.5 million and news and editorial of $0.5 million. There were no other increases or decreases greater than $0.5 million.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended June 30, 2019 increased by $3.2 million, or 2.5%, to $130.0 million from $126.8 million for the three months ended July 1, 2018. The increase includes selling, general and administrative expenses from acquisitions of $12.3 million, an increase in professional and consulting fees of $1.5 million and an increase in bad debt expense of $0.6 million. These increases were partially offset by declines in operating costs related to the remaining operations, which was primarily due to decreases in outside services of $3.2 million, compensation of $2.3 million, advertising and promotion of $0.7 million, other expenses of $0.7 million and travel and entertainment expenses of $0.5 million. There were no other increases or decreases greater than $0.5 million.
Integration and Reorganization Costs. During the three month periods ended June 30, 2019 and July 1, 2018, we recorded integration and reorganization costs of $3.2 million and $1.7 million, respectively, primarily resulting from severance costs related to the continued consolidation of our operations resulting from ongoing implementation of our measures to reduce costs and preserve cash flow, as well as acquisition-related synergies.
Impairment of Long-lived Assets. During the three months ended June 30, 2019, we recorded a $1.3 million impairment of long-lived assets due to the cessation of operations at two of our printing facilities. No such charge was recorded during the three months ended July 1, 2018.
Interest Expense. Interest expense for the three months ended June 30, 2019 increased by $1.2 million to $10.2 million from $9.0 million for the three months ended July 1, 2018, which primarily relates to increased interest rates.
Income Tax (Benefit) Expense. During the three months ended June 30, 2019 and July 1, 2018, we recorded an income tax benefit of $0.3 million and an income tax expense of $2.9 million, respectively. The change is primarily attributable to an increase in the estimated effective annual tax rate during the three months ended June 30, 2019 from 18% (the estimated rate for the three months ended March 31, 2019) to 27%.
Net Income (Loss). Net income for the three months ended June 30, 2019 and July 1, 2018 was $2.6 million and $11.7 million, respectively. The difference is related to the factors noted above.
Six Months Ended June 30, 2019 Compared To Six Months Ended July 1, 2018
Revenue. Total revenue for the six months ended June 30, 2019 increased by $62.4 million, or 8.6%, to $792.0 million from $729.6 million for the six months ended July 1, 2018. The increase in total revenue was comprised of a $12.6 million, or 3.6%, increase in advertising revenue, a $28.5 million, or 10.4%, increase in circulation revenue, and a $21.3 million, or 20.5%, increase in commercial printing and other revenue.
Revenues increased primarily due to acquisitions, partially offset by declines driven by reductions in the local retail, classified, and preprint categories due to secular pressures and a continuing difficult retail environment. These secular trends and economic conditions have also led to a decline in our print circulation volumes that have largely been offset by price increases and distribution of premium editions in select locations. The majority of the remaining increase in commercial printing and other revenue is due to digital marketing services, events revenue, and new commercial print and distribution contracts.
Operating Costs. Operating costs for the six months ended June 30, 2019 increased by $48.7 million, or 11.8%, to $462.9 million from $414.2 million for the six months ended July 1, 2018. The increase includes operating costs from acquisitions of $72.3 million, an increase in outside services of $4.6 million and a $1.0 million increase in other expense. These increases were partially offset by declines in operating costs related to the remaining operations, which was primarily due to decreases in compensation of $16.2 million, hauling and delivery of $6.3 million, web hosting and domain expenses of $1.8 million, newsprint and ink of $1.4 million, building rental and maintenance of $1.0 million, news and editorial of $0.9 million, supplies of $0.8 million, utilities of $0.8 million, postage of $0.7 million and repairs and maintenance of $0.7 million. There were no other increases or decreases greater than $0.5 million.
Selling, General and Administrative. Selling, general and administrative expenses for the six months ended June 30, 2019 increased by $15.8 million, or 6.5%, to $261.5 million from $245.7 million for the six months ended July 1, 2018. The increase includes selling, general and administrative expenses from acquisitions of $32.4 million, an increase in professional and consulting fees of $2.0 million and an increase in business insurance of $0.6 million. These increases were partially offset by declines in operating costs related to the remaining operations, which was primarily due to decreases in compensation of $4.8 million, outside services of $3.0 million, web hosting and domain expenses of $1.4 million, travel and entertainment expenses of $0.9 million and property tax of $0.7 million. There were no other increases or decreases greater than $0.5 million.

Integration and Reorganization Costs. During the six month periods ended June 30, 2019 and July 1, 2018, we recorded integration and reorganization costs of $7.3 million and $4.2 million, respectively, primarily resulting from severance costs related to the continued consolidation of our operations resulting from ongoing implementation of our measures to reduce costs and preserve cash flow, as well as acquisition-related synergies.
Impairment of Long-lived Assets. During the six months ended June 30, 2019, we recorded a $2.5 million impairment of long-lived assets due to the cessation of operations at three of our printing facilities during the six months ended June 30, 2019. No such charge was recorded during the six months ended July 1, 2018.
Interest Expense. Interest expense for the six months ended June 30, 2019 increased by $2.9 million to $20.3 million from $17.4 million for the six months ended July 1, 2018, which primarily relates to increased interest rates.
Income Tax (Benefit) Expense. During the six months ended June 30, 2019 and July 1, 2018, we recorded an income tax benefit of $2.3 million and an income tax expense of $2.8 million, respectively. The income tax benefit for the six months ended June 30, 2019 was computed using an estimated annual effective rate of 27%, while the estimated annual effective rate for the six months ended July 1, 2018 was 20%.
Net Income (Loss). Net loss for the six months ended June 30, 2019 was $6.7 million and net income for the six months ended July 1, 2018 was $11.0 million. The difference is related to the factors noted above.
Liquidity and Capital Resources
Our primary cash requirements are for working capital, debt obligations and capital expenditures. We have no material outstanding commitments for capital expenditures. We expect our 2019 capital expenditures to total between $12 million and $13 million. The 2019 capital expenditures will be primarily comprised of projects related to the consolidation of print operations and system upgrades. For more information on our long term debt and debt service obligations, see Note 7 to the unaudited condensed consolidated financial statements, “Indebtedness”. Our principal sources of funds have historically been, and are expected to continue to be, cash provided by operating activities.
We expect to fund our operations through cash provided by operating activities, the incurrence of debt or the issuance of additional equity securities. In connection with the Merger, we expect to fund certain severance and change in control payments, primarily related to certain of Gannett’s pension plans, which are expected to be approximately $80 million. We expect that we will have adequate capital resources and liquidity to meet our working capital needs, borrowing obligations and all required capital expenditures for at least the next twelve months.
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
Dividends
On August 5, 2019, we announced a second quarter 2019 cash dividend of $0.38 per share of Common Stock, par value $0.01 per share, of New Media. The dividend will be paid on August 28, 2019, to shareholders of record as of the close of business on August 20, 2019.
On May 2, 2019, we announced a first quarter 2019 cash dividend of $0.38 per share of Common Stock, par value $0.01 per share, of New Media. The dividend was paid on May 22, 2019, to shareholders of record as of the close of business on May 13, 2019.
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
As of June 30, 2019, there were outstanding borrowings against the term loan facility and revolving credit facility totaling $434.0 million and $8.0 million, respectively. As of December 30, 2018, there were outstanding borrowings against the term loan facility and revolving credit facility totaling $437.3 million and $0, respectively. As of June 30, 2019, there were $0.5 million letters of credit issued against the revolving credit facility and we had $31.5 million of borrowing availability under the revolving credit facility.
The New Media Credit Agreement contains customary representations and warranties and affirmative covenants and negative covenants applicable to Holdings I, the New Media Borrower and the New Media Borrower's subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, fundamental changes, dispositions, dividends and other distributions, and events of default. The New Media Credit Agreement contains a financial covenant that requires Holdings I, the New Media Borrower and the New Media Borrower’s subsidiaries to maintain a maximum total leverage ratio of 3.25 to 1.00. As of June 30, 2019, we are in compliance with all of the covenants and obligations under the New Media Credit Agreement.
Refer to Note 7 to the unaudited condensed consolidated financial statements, “Indebtedness,” and to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018, for further discussion of the New Media Credit Agreement.
Apollo Commitment Letter
On August 5, 2019, in connection with the execution of the Merger Agreement, the Company entered into a commitment letter (the “Commitment Letter”) with Apollo Capital Management, L.P. (“Apollo”), pursuant to which Apollo, on behalf of one or more funds, accounts or other clients managed by it or its affiliates, has committed to provide the Company with a $1,792 million first lien term loan facility (the “Acquisition Credit Facility”), to be made available to the Company upon the closing of the Merger, subject to certain terms and conditions set forth in the Commitment Letter.
The Acquisition Credit Facility will bear a fixed interest rate of 11.50% annually, subject to a one-year step-up of 50 basis points in the event that the closing of the Merger occurs more than 6 months following the date of the Commitment Letter. The Acquisition Credit Facility will mature five years following the closing of the Merger and will be freely pre-payable without penalty.
Proceeds from the Acquisition Credit Facility will be used to repay Gannett’s existing revolving credit facility, the Company’s existing credit facilities, and Gannett’s outstanding convertible senior notes to the extent put to the Company by the holders thereof, pay the cash portion of the consideration for the Merger, pay fees and expenses incurred in connection with the Merger and the Acquisition Credit Facility and, to the extent of any remaining proceeds, finance ongoing working capital and other general corporate needs.

The Acquisition Credit Facility is subject to negotiation of a mutually acceptable credit or loan agreement and other mutually acceptable definitive documentation, which will include certain representations and warranties, affirmative and negative covenants, financial covenants, events of default and collateral and guarantee agreements that are customarily required for similar financings. Additionally, Apollo’s obligation to provide the financing is subject to the satisfaction of specified conditions, including that the Company must have at least $40 million (on a combined company basis) of unrestricted cash at closing, and the accuracy of specified representations. The documentation governing the Acquisition Credit Facility has not been finalized and, accordingly, the actual terms may differ from the description in the foregoing summary of the Commitment Letter.
Halifax Alabama Credit Agreement
In connection with the purchase of the assets of Halifax Media in 2015, the Company assumed obligations of Halifax Media including the amount owing ($8.0 million at that time) under the credit agreement dated June 18, 2013 between Halifax Alabama, LLC and Southeast Community Development Fund V, L.L.C.. This debt bore interest at an annual rate of 2%, and was repaid in full on April 1, 2019.
Cash Flows
The following table summarizes our historical cash flows.

	Six months ended June 30, 2019	Six months ended July 1, 2018
Cash provided by operating activities	$57,653	$57,603
Cash used in investing activities	(37,180)	(142,060)
Cash (used in) provided by financing activities	(50,062)	115,156
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
Cash Flows from Investing Activities. Net cash used in investing activities for the six months ended June 30, 2019 was $37.2 million. During the six months ended June 30, 2019, we used $39.4 million, net of cash acquired, for acquisitions and $4.9 million for capital expenditures, which was partially offset by $7.1 million we received from the sale of publications, real estate and other assets, and insurance proceeds.
Net cash used in investing activities for the six months ended July 1, 2018 was $142.1 million. During the six months ended July 1, 2018, we used $149.6 million, net of cash acquired, for acquisitions and $5.0 million for capital expenditures, which was partially offset by $12.6 million we received from the sale of real estate and other assets.
Cash Flows from Financing Activities. Net cash used in financing activities for the six months ended June 30, 2019 was $50.1 million and was primarily comprised of the payment of dividends of $46.1 million, term loan repayments of $11.3 million and a $0.7 million purchase of treasury stock, partially offset by net borrowings under the revolving credit facility of $8.0 million.
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
Changes in Financial Position
The discussion that follows highlights significant changes in our financial position and working capital from December 30, 2018 to June 30, 2019.

Accounts Receivable. Accounts receivable decreased $23.6 million, which primarily relates to seasonality and the timing of cash collections, which was partially offset by accounts receivable acquired in business acquisitions in the six months ended June 30, 2019.
Inventory. Inventory decreased $5.4 million, which primarily relates to a decrease in newsprint inventory due to a price decrease through a negotiated contract with one vendor, partially offset by inventory acquired in business acquisitions in the six months ended June 30, 2019.
Prepaid Expenses. Prepaid expenses increased $6.6 million, which primarily relates to the timing of payments and assets acquired in business acquisitions in the six month period ending June 30, 2019.
Operating Lease Right-of-Use Assets. Operating lease right-of-use assets increased $109.5 million due to the adoption of new leasing guidance under FASB ASU 2016-02, “Leases (Topic 842)”.
Current Portion of Long-Term Debt. Current portion of long-term debt decreased $9.1 million due to the April 1, 2019 payment of $8.0 million of debt that was assumed in the Halifax acquisition in 2015 and a $1.1 million reclassification to long-term debt.
Current Portion of Operating Lease Liabilities. Current portion of operating lease liabilities increased $14.5 million due to the adoption of new leasing guidance under FASB ASU 2016-02, “Leases (Topic 842)”.
Accounts Payable. Accounts payable decreased $4.2 million due to the timing of vendor payments.
Accrued Expenses. Accrued expenses decreased $14.8 million, which primarily relates to an $8.7 million decrease in accrued compensation, a decrease in the accrual for all management agreement related fees of $5.7 million, a $4.4 million decrease in the accrued acquisition liability due to working capital settlements, a $3.0 million decrease in accrued interest, and a $1.1 million decrease in accrued taxes, partially offset by a $3.6 million increase in accrued accounts payable, a $1.6 million increase in accrued legal and professional fees, a $0.9 million increase in accrued insurance, a $0.9 million increase in accrued restructuring and a $0.8 million increase in deferred compensation.
Long-term Operating Lease Liabilities. Long-term operating lease liabilities increased $102.4 million due to the adoption of new leasing guidance under FASB ASU 2016-02, “Leases (Topic 842)”.
Other Long-term Liabilities. Other long-term liabilities decreased $5.6 million, primarily due to a reclassification of accrued lease liabilities due to the adoption of new leasing guidance under FASB ASU 2016-02, “Leases (Topic 842)”.
Deferred Income Taxes. Deferred income taxes decreased $1.8 million, which primarily relates to the tax benefit attributable to the loss reflected during the six months ended June 30, 2019.
Additional Paid-in Capital. Additional paid-in capital decreased $44.0 million, which resulted primarily from dividends of $45.9 million, partially offset by non-cash compensation expense of $1.8 million.
Accumulated Deficit. Accumulated deficit increased $6.2 million, primarily due to the net loss attributable to New Media.
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
Contractual Commitments

There were no material changes made to our contractual commitments during the period from December 30, 2018 to June 30, 2019.
Non-GAAP Financial Measures
A non-GAAP financial measure is generally defined as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measure. We define and use Adjusted EBITDA, a non-GAAP financial measure, as set forth below.
Adjusted EBITDA
We define Adjusted EBITDA as follows:
Income (loss) from continuing operations before:

•	income tax (benefit) expense;

•	interest/financing expense;

•	depreciation and amortization; and

•	non-cash impairments.
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
The table below shows the reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three months ended				Six months ended
	June 30, 2019		July 1, 2018		June 30, 2019		July 1, 2018
	(in thousands)
Net income (loss)	$2,615		$11,706		$(6,740)		$11,041
Income tax (benefit) expense	(343)		2,946		(2,297)		2,830
Interest expense	10,212		8,999		20,346		17,351
Impairment of long-lived assets	1,262		—		2,469		—
Depreciation and amortization	23,328		19,935		44,251		39,182
Adjusted EBITDA	$37,074	(a)	$43,586	(b)	$58,029	(c)	$70,404	(d)

(a)
Adjusted EBITDA for the three months ended June 30, 2019 included net expenses of $10,432, related to transaction and project costs, non-cash compensation, and other expense of $6,255, integration and reorganization costs of $3,230 and a $947 loss on the sale or disposal of assets.

(b)
Adjusted EBITDA for the three months ended July 1, 2018 included net expenses of $5,165, related to transaction and project costs, non-cash compensation, and other expense of $4,224, integration and reorganization costs of $1,749 and an $808 gain on the sale or disposal of assets.

(c)
Adjusted EBITDA for the six months ended June 30, 2019 included net expenses of $22,533, related to transaction and project costs, non-cash compensation, and other expense of $12,454, integration and reorganization costs of $7,342 and a $2,737 loss on the sale or disposal of assets.

(d)
Adjusted EBITDA for the six months ended July 1, 2018 included net expenses of $10,874, related to transaction and project costs, non-cash compensation, and other expense of $10,674, integration and reorganization costs of $4,179 and an $3,979 gain on the sale or disposal of assets.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
During the six month period ended June 30, 2019, there were no material changes to the quantitative and qualitative disclosures about market risk that were presented in Item 7A of our Annual Report on Form 10-K for the year ended December 30, 2018.

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
Our Company primarily generates revenue in three geographic regions: the Northeast, the Midwest, and the Southeast. During the six months ended June 30, 2019, approximately 28% of our total revenues were generated in four states in the Northeast: Massachusetts, Pennsylvania, New York, and Rhode Island. During the same period, approximately 27% of our total revenues were generated in four states in the Midwest: Ohio, Nebraska, Illinois, and Oklahoma. Also during the same period, approximately 22% of our total revenues were generated in two states in the Southeast: Florida and North Carolina. As a result of this geographic concentration, our financial results, including advertising and circulation revenue, depend largely upon economic conditions in these principal market areas. Accordingly, adverse economic developments within these three regions in particular could significantly affect our consolidated operations and financial results.

Our indebtedness and any future indebtedness may limit our financial and operating activities and our ability to incur additional debt to fund future needs or dividends.
We maintain secured credit facilities under a credit agreement with a syndication of lenders, including a term loan facility and a revolving credit facility. The term loan facility expires on July 14, 2022 and the revolving credit facility expires on July 14, 2021. Maximum borrowings under the revolving credit facility, including letters of credit, total $40 million. As of June 30, 2019, there were outstanding borrowings against the term loan facility and revolving credit facility totaling $434.0 million and $8.0 million, respectively. As of June 30, 2019, there were $0.5 million letters of credit issued against the revolving credit facility. As of June 30, 2019, the Company had $31.5 million of borrowing availability under the revolving credit facility.
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
We have announced our intent to distribute a portion of our free cash flow generated from operations or other sources as a dividend to our stockholders, through a quarterly dividend, subject to satisfactory financial performance, approval by our Board of Directors and dividend restrictions in the New Media Credit Agreement. The Board of Directors’ determinations regarding dividends will depend on a variety of factors, including the Company’s GAAP net income, free cash flow generated from operations or other sources, liquidity position and potential alternative uses of cash, such as acquisitions, as well as economic conditions and expected future financial results. Although we recently paid a first quarter 2019 cash dividend of $0.38 per share of Common Stock and have paid regularly quarterly dividends since the third quarter of 2014, there can be no guarantee that we will continue to pay dividends in the future or that this recent dividend is representative of the amount of any future dividends. Our ability to declare future dividends will depend on our future financial performance, which in turn depends on the successful implementation of our strategy and on financial, competitive, regulatory, technical and other factors, general economic conditions, demand and selling prices for our products and other factors specific to our industry or specific projects, many of which are beyond our control. Therefore, our ability to generate free cash flow depends on the performance of our operations and could be limited by decreases in our profitability or increases in costs, capital expenditures or debt servicing requirements.
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
At June 30, 2019 the carrying value of our goodwill is $317.2 million, of mastheads is $118.0 million, and the carrying value of our amortizable intangible assets is $356.9 million. The indefinite-lived assets (goodwill and mastheads) are subject to annual impairment testing and more frequent testing upon the occurrence of certain events or significant changes in our circumstances that indicate all or a portion of their carrying values may no longer be recoverable, in which case a non-cash charge to earnings may be necessary in the relevant period. We may subsequently experience market pressures which could cause future cash flows to decline below our current expectations, or volatile equity markets could negatively impact market factors used in the impairment analysis, including earnings multiples, discount rates, and long-term growth rates. Any future evaluations requiring an asset impairment charge for goodwill or other intangible assets would adversely affect future reported results of operations and shareholders’ equity.
We performed our 2019 annual assessment for possible impairment of the carrying value of goodwill and indefinite-lived intangibles as of June 30, 2019. The estimated fair value equaled or exceeded carrying value for goodwill and mastheads.

However, the fair value of the Newspaper reporting unit exceeded carrying value by less than 10%. In addition, the fair value of mastheads exceeded carrying value by less than 10% for the central and east regions.  No impairment was recognized.
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
Our pension and postretirement plans were underfunded by $24.1 million at June 30, 2019. Our pension plans invest in a variety of equity and debt securities. Future volatility and disruption in the equity and bond markets could cause declines in the asset values of our pension plans. In addition, decreases in the discount rate used to determine minimum funding requirements could result in increased future contributions. If either occurs, we may need to make additional pension contributions above what is currently estimated, which could reduce the cash available for our businesses.
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
As of June 30, 2019, we employed 10,284 employees, of whom 1,112 (or approximately 10.8%) were represented by 43 unions. 78% of the unionized employees are in four states: Ohio, Rhode Island, Massachusetts and Illinois and represent 31%, 20%, 14% and 13% of all our union employees, respectively.
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
Concurrently with our entry into the Merger Agreement, we and the Manger amended the Management Agreement, effective as of the closing of the Merger. Refer to Management's Discussion and Analysis and to Note 15 to the unaudited condensed consolidated financial statements included herein, "Subsequent Events," for further information on the terms of the amended Management Agreement.
There are conflicts of interest in our relationship with our Manager.
Our Management Agreement with our Manager was not negotiated between unaffiliated parties, and its terms, including fees payable, may not be as favorable to us as if they had been negotiated with an unaffiliated third party.
There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates-including investment funds, private investment funds, or businesses managed by our Manager-invest in media assets and whose investment objectives may overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our Board of Directors and employees of our Manager who may also be our officers also serve as officers and/or directors of these other entities. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress for certain target assets. From time to time, affiliates of Fortress may focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. In addition, with respect to Fortress funds in the process of selling investments, our Manager may be incentivized to regard the sale of such assets to us positively, particularly if a sale to an unrelated third party would result in a loss of fees to our Manager.
Our Management Agreement with our Manager does not prevent our Manager or any of its affiliates, or any of their officers and employees, from engaging in other businesses or from rendering services of any kind to any other person or entity, including investment in, or advisory service to others investing in, any type of media or media related investment, including investments that meet our principal investment objectives. Our Manager may engage in additional investment opportunities related to media assets in the future, which may cause our Manager to compete with us for investments or result in a change in our current investment strategy. In addition, our certificate of incorporation provides that if Fortress or an affiliate or any of their officers, directors or employees acquire knowledge of a potential transaction or matter that may be a corporate opportunity, they have no duty, to the fullest extent permitted by law, to offer such corporate opportunity to us, our stockholders or our affiliates. In the event that any of our directors and officers who is also a director, officer or employee of Fortress or its affiliates acquires knowledge of a corporate opportunity or is offered a corporate opportunity, provided that this knowledge was not acquired solely in such person’s capacity as a director or officer of ours and such person acts in good faith, then to the fullest extent permitted by law such person is deemed to have fully satisfied such person’s fiduciary duties owed to us and is not liable to us if Fortress or its affiliates pursues or acquires the corporate opportunity or if such person did not present the corporate opportunity to us.
The ability of our Manager and its officers and employees to engage in other business activities, subject to the terms of our Management Agreement with our Manager, may reduce the amount of time that our Manager, its officers or other employees spend managing us. In addition, we may engage in material transactions with our Manager or another entity managed by our Manager or one of its affiliates, which may present an actual, potential or perceived conflict of interest. It is possible that actual, potential or perceived conflicts could give rise to investor dissatisfaction, litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential, actual or perceived conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which could materially adversely affect our business in a number of ways, including causing an inability to raise additional funds, a reluctance of counterparties to do business with us, a decrease in the prices of our equity securities and a resulting increased risk of litigation and regulatory enforcement actions.

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
Concurrently with our entry into the Merger Agreement, we and the Manger amended the Management Agreement, effective as of the closing of the Merger. Refer to Management's Discussion and Analysis and to Note 15 to the unaudited condensed consolidated financial statements included herein, "Subsequent Events," for further information on the terms of the amended Management Agreement.
It would be difficult and costly to terminate our Management Agreement with our Manager.
It would be difficult and costly for us to terminate our Management Agreement with our Manager. After its initial three-year term, the Management Agreement is automatically renewed for one-year terms unless (i) a majority consisting of at least two-thirds of our independent directors, or a simple majority of the holders of outstanding shares of our common stock, reasonably agree that there has been unsatisfactory performance by our Manager that is materially detrimental to us or (ii) a simple majority of our independent directors agree that the management fee payable to our Manager is unfair, subject to our Manager’s right to prevent such a termination by agreeing to continue to provide the services under the Management Agreement at a fee that our independent directors have determined to be fair. If we elect not to renew the Management Agreement, our Manager will be provided not less than 60 days’ prior written notice. In the event that we terminate the Management Agreement, our Manager will be paid a termination fee equal to the amount of the management fee earned by the Manager during the 12-month period immediately preceding such termination. In addition, following any termination of the Management Agreement, our Manager may require us to purchase its right to receive incentive compensation at a price determined as if our assets were sold for their then current fair market value or otherwise we may continue to pay the incentive compensation to our Manager. These provisions may increase the effective cost to us of terminating the Management Agreement, thereby adversely affecting our ability to terminate our Manager without cause.
Concurrently with our entry into the Merger Agreement, we and the Manger amended the Management Agreement, effective as of the closing of the Merger. Refer to Management's Discussion and Analysis and to Note 15 to the unaudited condensed consolidated financial statements included herein, "Subsequent Events," for further information on the terms of the amended Management Agreement.
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
Because we are dependent upon our Manager and its affiliates to conduct our operations, any adverse changes in the financial health of our Manager or its affiliates, or in our relationship with them, could hinder our Manager’s ability to successfully manage our operations.
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
Risks Relating to the Merger
New Media and Gannett may be unable to satisfy the conditions required to complete the Merger, and any delay in completing the Merger could diminish the anticipated benefits of the Merger. Failure to complete the Merger could adversely impact the market price of our shares as well as our business and operating results.
The consummation of the Merger (described under the heading “Agreement and Plan of Merger with Gannett” in Note 15 to the unaudited condensed consolidated financial statements, “Subsequent Events,” and in Management's Discussion and Analysis herein) is subject to numerous conditions, including approval by Gannett’s stockholders and New Media’s stockholders (in the case of the New Media stockholder approval, disregarding any shares held by certain affiliates of Fortress)

and other customary closing conditions. New Media cannot make any assurances that the Merger will be consummated on the terms or timeline currently contemplated, or at all.
Completion of the Merger is also conditioned upon the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and obtaining the necessary clearance from the European Commission. While we and Gannett intend to pursue vigorously all required governmental approvals, the requirement to receive these approvals before the consummation of the Merger could delay the Merger. Any delay in the completion of the Merger could diminish anticipated benefits of the Merger, including realization of expected synergies and operating efficiencies, or result in additional transaction costs, loss of revenue or other effects associated with uncertainty about the Merger.
Moreover, the Merger Agreement does not contain a financing contingency, which means that a failure to obtain the financing for the Merger would not excuse us from our obligations thereunder. We intend to obtain debt financing to fund the cash portion of the Merger consideration, repay existing indebtedness and fund certain fees and expenses related to the Merger. We have obtained a financing commitment from Apollo, which is subject to negotiation of a mutually acceptable credit or loan agreement and other mutually acceptable definitive documentation, which will include certain representations and warranties, affirmative and negative covenants, financial covenants, events of default and collateral and guarantee agreements that are customarily required for similar financings. Additionally, Apollo’s obligation to provide the financing is subject to the satisfaction of specified conditions, including that we must have at least $40 million (on a combined company basis) of unrestricted cash at closing, and the accuracy of specified representations. The documentation for the financing has not been finalized and, accordingly, the actual terms may differ from the foregoing description.
To the extent that the market price of the shares of New Media Common Stock reflects positive market assumptions that the Merger will be consummated, the price of such shares may decline if the Merger is not consummated for any reason or in a timely manner. New Media may also be subject to additional risks if the Merger is not consummated, including:

•	depending on the reasons for termination of the Merger Agreement, the requirement that New Media pay Gannett a termination fee of $28 million;

•
the fact that substantial costs related to the Merger, such as legal, accounting, filing, financial advisory and financial printing fees, must be paid regardless of whether the Merger is completed; and

•	possible negative reactions from our customers, clients, suppliers and employees.

The pendency of the Merger could adversely affect our business and operations.
Whether the Merger is ultimately consummated or not, its pendency could have a number of negative effects on our current business, including potentially disrupting our regular operations, diverting the attention of our workforce and management team, or increasing workforce turnover. The completion of the Merger, including, for example, efforts to obtain regulatory approvals, will require significant time and attention from our management and may divert attention from the day-to-day operations of our business. Any uncertainty over the ability of New Media and Gannett to complete the Merger could make it more difficult for us to retain certain key employees or attract new talent, or to pursue business strategies.
Parties with which we have business relationships, either contractual or operational, may experience uncertainty as to the future or desirability of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties. Additionally, we have contracts with certain customers, suppliers, vendors, distributors and other business partners, and these contracts may require us to obtain consent from these other parties in connection with the Merger. Obtaining such consents may be difficult and could impose costs on us, including renegotiating such contracts on terms less favorable to us, which in turn may result in us suffering a loss of potential future revenue, incurring contractual liabilities or losing rights that are material to our business.
The Merger Agreement subjects us to restrictions on our business activities and obligates us to generally operate our business in the ordinary course of business consistent in all material respects with past custom and practice prior to completion of the Merger. These restrictions could prevent us from pursuing attractive business opportunities that arise prior to the completion of the Merger and are outside the ordinary course of business, or otherwise have an adverse effect on our results of operations, cash flows and financial position. The Merger Agreement also subjects us to restrictions on our ability to pursue alternatives to the Merger and so we might have to forego another strategic transaction that would otherwise have been favorable to our stockholders.

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
Furthermore, the percentage ownership in New Media may be diluted in the future because of additional equity awards that we expect will be granted to our Manager pursuant to our Management Agreement. Upon the successful completion of an offering of shares of our Common Stock or any shares of preferred stock, we shall pay and issue to our Manager options to purchase our Common Stock equal to 10% of the number of shares sold in the offering, with an exercise price equal to the offering price per share paid by the public or other ultimate purchaser in the offering. As of June 30, 2019, there are 2,904,811 options outstanding at a weighted average exercise price of $13.82.
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
We have authorization from our Board of Directors to repurchase up to $100 million of the Company's common stock through May 19, 2020. We are not obligated to repurchase any specific amount of shares. The timing and amount of repurchases, if any, depends on several factors, including market and business conditions, the market price of shares of our common stock and our overall capital structure and liquidity position, including the nature of other potential uses of cash, not limited to investments in growth. There can be no assurance that any repurchases will have the effects we anticipated, and our repurchases will utilize cash that we will not be able to use in other ways, whether to grow the business or otherwise.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Approximate Number of Shares that May Yet Be Purchased Under the Plan or Programs
April 1, 2019 through May 5, 2019	935	(1)	$10.62	—	10,162,098
May 6, 2019 through June 2, 2019	—		$—	—	10,162,098
June 3, 2019 through June 30, 2019	—		$—	—	10,162,098
Total	935			—
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

The Board of Directors authorized an extension of the Company’s previously announced authorization to repurchase up to $100 million of the Company's common stock (the "Share Repurchase Program") through May 19, 2020. Under the Share Repurchase Program, the Company may purchase its shares from time to time in the open market or in privately negotiated transactions.

Item 3.	Defaults Upon Senior Securities
Not applicable

Item 4.	Mine Safety Disclosures
Not applicable

Item 5.	Other Information
Not applicable

Item 6.	Exhibits
See Index to Exhibits on page 58 of this Quarterly Report on Form 10-Q.

Exhibit No.	Description
2.1**
Agreement and Plan of Merger, dated as of August 5, 2019, by and among New Media Investment Group Inc., Gannett Co., Inc., Arctic Holdings LLC and Arctic Acquisition Corp. (incorporated by reference to Exhibit 2.1 to New Media Investment Group Inc.'s Current Report on Form 8-K, filed August 6, 2019)

10.1
Amended and Restated Management and Advisory Agreement, dated as of August 5, 2019, by and between New Media Investment Group Inc. and FIG LLC (incorporated by reference to Exhibit 10.1 to New Media Investment Group Inc.'s Current Report on Form 8-K, filed August 6, 2019)

* 31.1	Rule 13a-14(a)/15d-14(d) Certification of Principal Executive Officer under the Securities Exchange Act of 1934 (included herewith).

* 31.2	Rule 13a-14(a)/15d-14(d) Certification of Principal Financial Officer under the Securities Exchange Act of 1934 (included herewith).

* 32.1	Section 1350 Certifications (included herewith).

* 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

* 101.SCH	XBRL Taxonomy Extension Schema

* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

* 101.DEF	XBRL Taxonomy Extension Definition Linkbase

* 101.LAB	XBRL Taxonomy Extension Label Linkbase

* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*     Filed herewith.
**    Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW MEDIA INVESTMENT GROUP INC.

Date: August 7, 2019	/s/ Michael E. Reed
Michael E. Reed
Chief Executive Officer
(Principal Executive Officer)