Form 10-Q
period 2019-09-29
New Media Investment Group Inc.
filed 2019-10-31
CIK 1579684

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
For the quarterly period ended September 29, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 28, 2019, 60,481,117 shares of the registrant’s common stock were outstanding.

CAUTIONARY NOTE REGARDING FORWARD LOOKING INFORMATION

Certain statements in this report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views regarding, among other things, our future growth, results of operations, performance, business prospects and opportunities, the proposed Merger described under the heading “Agreement and Plan of Merger with Gannett” in Note 2 to the unaudited condensed consolidated financial statements, “Acquisitions” and in Management’s Discussion and Analysis of Financial Condition and results of Operations, the expected timetable of the Merger (as defined below), the benefits and synergies of the Merger and future opportunities for the combined company, as well as other statements that are other than historical fact. Words such as “anticipate(s),” “expect(s)”, “intend(s)”, “plan(s)”, “target(s)”, “project(s)”, “believe(s)”, “will”, “aim”, “would”, “seek(s)”, “estimate(s)” and similar expressions are intended to identify such forward-looking statements.
Forward-looking statements are based on management’s current expectations and beliefs and are subject to a number of known and unknown risks, uncertainties and other factors that could lead to actual results materially different from those described in the forward-looking statements. We can give no assurance that our expectations will be attained. Our actual results, liquidity and financial condition may differ from the anticipated results, liquidity and financial condition indicated in these forward-looking statements. These forward looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause our actual results to differ, possibly materially from expectations or estimates reflected in such forward-looking statements, including, among others:

•
risks and uncertainties relating to the Merger, including the Company's and Gannett's (as defined below) ability to consummate the Merger and to meet expectations regarding the timing and completion of the Merger; the satisfaction or waiver of the remaining conditions to the completion of the Merger, including the receipt of the required approval of the Company’s (as defined below) stockholders and Gannett’s (as defined below) stockholders with respect to the Merger, in each case, on the terms expected or on the anticipated schedule; the risk that the parties may be unable to achieve the anticipated benefits of the Merger, including synergies and operating efficiencies, within the expected time-frames or at all; the risk that the committed financing necessary for the consummation of the Merger is unavailable at the closing, and that any replacement financing may not be available on similar terms, or at all; the risk that the businesses will not be integrated successfully or that integration may be more difficult, time-consuming or costly than expected; the risk that operating costs, customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers, clients or suppliers) may be greater than expected following the Merger; and the retention of certain key employees;

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

CAUTIONARY NOTE REGARDING FORWARD LOOKING INFORMATION

Item 1.	Financial Statements
NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	September 29, 2019	December 30, 2018

ASSETS
Current assets:
Cash and cash equivalents	$28,641	$48,651
Restricted cash	3,128	4,119
Accounts receivable, net of allowance for doubtful accounts of $8,270 and $8,042 at September 29, 2019 and December 30, 2018, respectively	143,311	174,274
Inventory	21,070	25,022
Prepaid expenses	25,221	23,935
Other current assets	21,467	21,608
Total current assets	242,838	297,609
Property, plant, and equipment, net of accumulated depreciation of $256,531 and $219,256 at September 29, 2019 and December 30, 2018, respectively	314,133	339,608
Operating lease right-of-use assets, net	109,152	—
Goodwill	328,488	310,737
Intangible assets, net of accumulated amortization of $128,386 and $101,543 at September 29, 2019 and December 30, 2018, respectively	465,063	486,054
Other assets	12,079	9,856
Total assets	$1,471,753	$1,443,864

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,395	$12,395
Current portion of operating lease liabilities	15,132	—
Accounts payable	20,667	16,612
Accrued expenses	105,537	113,650
Deferred revenue	117,837	105,187
Total current liabilities	263,568	247,844
Long-term liabilities:
Long-term debt	433,718	428,180
Long-term operating lease liabilities	101,710	—
Deferred income taxes	12,197	8,282
Pension and other postretirement benefit obligations	23,303	24,326
Other long-term liabilities	11,206	16,462
Total liabilities	845,702	725,094
Redeemable noncontrolling interests	593	1,547
Stockholders’ equity:
Common stock, $0.01 par value, 2,000,000,000 shares authorized; 60,807,859 shares issued and 60,481,117 shares outstanding at September 29, 2019; 60,508,249 shares issued and 60,306,286 shares outstanding at December 30, 2018	608	605
Additional paid-in capital	655,282	721,605
Accumulated other comprehensive loss	(6,971)	(6,881)
(Accumulated deficit) retained earnings	(20,872)	3,767
Treasury stock, at cost, 326,742 and 201,963 shares at September 29, 2019 and December 30, 2018, respectively	(2,589)	(1,873)
Total stockholders’ equity	625,458	717,223
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,471,753	$1,443,864
See accompanying notes to unaudited condensed consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(In thousands, except per share data)

	Three months ended		Nine months ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Revenues:
Advertising	$167,437	$176,461	$530,899	$527,329
Circulation	146,254	145,934	449,269	420,461
Commercial printing and other	62,958	58,024	188,468	162,196
Total revenues	376,649	380,419	1,168,636	1,109,986
Operating costs and expenses:
Operating costs	218,369	220,771	681,271	634,935
Selling, general, and administrative	120,797	121,280	379,208	365,638
Depreciation and amortization	24,482	25,094	68,733	64,276
Acquisition costs	12,181	591	15,318	1,888
Integration and reorganization costs	2,160	9,064	9,502	13,243
Impairment of long-lived assets	—	1,121	2,469	1,121
Net loss (gain) on sale or disposal of assets	602	(72)	3,339	(4,051)
Operating (loss) income	(1,942)	2,570	8,796	32,936
Interest expense	10,030	9,115	30,376	26,466
Other income	(230)	(433)	(801)	(1,290)
(Loss) income before income taxes	(11,742)	(6,112)	(20,779)	7,760
Income tax expense (benefit)	7,226	(239)	4,929	2,591
Net (loss) income	(18,968)	(5,873)	(25,708)	5,169
Net (loss) income attributable to redeemable noncontrolling interests	(505)	232	(954)	232
Net (loss) income attributable to New Media	$(18,463)	$(6,105)	$(24,754)	$4,937
(Loss) income per share:
Basic:
Net (loss) income attributable to New Media	$(0.31)	$(0.10)	$(0.41)	$0.09
Diluted:
Net (loss) income attributable to New Media	$(0.31)	$(0.10)	$(0.41)	$0.09

Dividends declared per share	$0.38	$0.37	$1.14	$1.11

Comprehensive (loss) income	$(19,001)	$(5,940)	$(25,798)	$4,967
Comprehensive (loss) income attributable to redeemable noncontrolling interests	(506)	232	(954)	232
Comprehensive (loss) income attributable to New Media	$(18,495)	$(6,172)	$(24,844)	$4,735
See accompanying notes to unaudited condensed consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	(Accumulated deficit) retained earnings	Treasury stock		Total
	Shares	Amount				Shares	Amount
Three months ended September 29, 2019:
Balance at June 30, 2019	60,806,451	$608	$677,574	$(6,938)	$(2,409)	324,777	$(2,573)	$666,262
Net loss attributable to New Media	—	—	—	—	(18,463)	—	—	(18,463)
Net actuarial loss and prior service cost, net of income taxes of $0	—	—	—	(30)	—	—	—	(30)
Foreign currency translation adjustment	—	—	—	(3)	—	—	—	(3)
Restricted share grants	1,408	—	—	—	—	—	—	—
Non-cash compensation expense	—	—	691	—	—	—	—	691
Restricted share forfeiture	—	—	—	—	—	366	—	—
Purchase of treasury stock	—	—	—	—	—	1,599	(16)	(16)
Common stock cash dividend	—	—	(22,983)	—	—	—	—	(22,983)
Balance at September 29, 2019	60,807,859	$608	$655,282	$(6,971)	$(20,872)	326,742	$(2,589)	$625,458

Nine months ended September 29, 2019:
Balance at December 30, 2018	60,508,249	$605	$721,605	$(6,881)	$3,767	201,963	$(1,873)	$717,223
Net loss attributable to New Media	—	—	—	—	(24,754)	—	—	(24,754)
Net actuarial loss and prior service cost, net of income taxes of $0	—	—	—	(90)	—	—	—	(90)
Restricted share grants	299,610	3	(3)	—	—	—	—	—
Non-cash compensation expense	—	—	2,534	—	—	—	—	2,534
Impact of adoption of ASC 842 - Leases	—	—	—	—	115	—	—	115
Restricted share forfeiture	—	—	—	—	—	70,459	—	—
Purchase of treasury stock	—	—	—	—	—	54,320	(716)	(716)
Common stock cash dividend	—	—	(68,854)	—	—	—	—	(68,854)
Balance at September 29, 2019	60,807,859	$608	$655,282	$(6,971)	$(20,872)	326,742	$(2,589)	$625,458

See accompanying notes to unaudited condensed consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (accumulated deficit)	Treasury stock		Total
	Shares	Amount				Shares	Amount
Three months ended September 30, 2018:
Balance at July 1, 2018	60,486,837	$605	$758,466	$(5,596)	$3,644	193,834	$(1,834)	$755,285
Net loss attributable to New Media	—	—	—	—	(6,105)	—	—	(6,105)
Net actuarial loss and prior service cost, net of income taxes of $0	—	—	—	(67)	—	—	—	(67)
Restricted share grants	11,614	—	—	—	—	—	—	—
Non-cash compensation expense	—	—	667	—	—	—	—	667
Restricted share forfeiture	—	—	—	—	—	5,715	—	—
Purchase of treasury stock	—	—	—	—	—	1,862	(31)	(31)
Common stock cash dividend	—	—	(20,252)	—	(2,048)	—	—	(22,300)
Balance at September 30, 2018	60,498,451	$605	$738,881	$(5,663)	$(4,509)	201,411	$(1,865)	$727,449

Nine months ended September 30, 2018:
Balance at December 31, 2017	53,367,853	$534	$683,168	$(5,461)	$(2,767)	140,972	$(1,081)	$674,393
Net income attributable to New Media	—	—	—	—	4,937	—	—	4,937
Net actuarial loss and prior service cost, net of income taxes of $0	—	—	—	(202)	—	—	—	(202)
Restricted share grants	230,598	2	223	—	—	—	—	225
Non-cash compensation expense	—	—	2,499	—	—	—	—	2,499
Issuance of common stock, net of underwriters' discount and offering costs	6,900,000	69	110,650	—	—	—	—	110,719
Restricted share forfeiture	—	—	—	—	—	14,754	—	—
Purchase of treasury stock	—	—	—	—	—	45,685	(784)	(784)
Common stock cash dividend	—	—	(57,659)	—	(6,679)	—	—	(64,338)
Balance at September 30, 2018	60,498,451	$605	$738,881	$(5,663)	$(4,509)	201,411	$(1,865)	$727,449

See accompanying notes to unaudited condensed consolidated financial statements.

NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine months ended
	September 29, 2019	September 30, 2018
Cash flows from operating activities:
Net (loss) income	$(25,708)	$5,169
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	68,733	64,276
Non-cash compensation expense	2,534	2,499
Non-cash interest expense	1,034	1,594
Deferred income taxes	3,915	1,848
Net loss (gain) on sale or disposal of assets	3,339	(4,051)
Impairment of long-lived assets	2,469	1,121
Pension and other postretirement benefit obligations	(1,116)	(2,161)
Changes in assets and liabilities:
Accounts receivable, net	35,641	16,961
Inventory	5,610	(6,967)
Prepaid expenses	(395)	(4)
Other assets	(109,523)	4,416
Accounts payable	2,415	(4,500)
Accrued expenses	9,746	(5,300)
Deferred revenue	3,599	(4,372)
Other long-term liabilities	96,237	1,454
Net cash provided by operating activities	98,530	71,983
Cash flows from investing activities:
Acquisitions, net of cash acquired	(49,666)	(155,166)
Purchases of property, plant, and equipment	(7,281)	(8,029)
Proceeds from sale of real estate and other assets, and insurance proceeds	10,314	13,175
Net cash used in investing activities	(46,633)	(150,020)
Cash flows from financing activities:
Borrowings under revolving credit facility	136,400	—
Repayments under revolving credit facility	(128,400)	—
Borrowings under term loans	—	49,750
Repayments under term loans	(11,296)	(3,093)
Payment of debt issuance costs	—	(500)
Payment of offering costs	—	(369)
Issuance of common stock, net of underwriters' discount	—	111,099
Purchase of treasury stock	(716)	(784)
Payment of dividends	(68,886)	(64,420)
Net cash (used in) provided by financing activities	(72,898)	91,683
Net (decrease) increase in cash, cash equivalents and restricted cash	(21,001)	13,646
Cash, cash equivalents and restricted cash at beginning of period	52,770	46,162
Cash, cash equivalents and restricted cash at end of period	$31,769	$59,808

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
Reclassifications
Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the current year presentation.
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
Subject to the terms, carve-outs and conditions of the Merger Agreement, at the effective time of the Merger, Gannett shareholders will own approximately 49.5% of the Company’s common stock on a fully-diluted basis based on the number of the Company’s shares then outstanding. The Company expects that the cash portion of the purchase price will be financed with new debt and cash on hand. As further discussed below, the Company has a commitment for Merger financing.
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
Consummation of the Merger Agreement is subject to certain closing conditions, including approval by Gannett’s and the Company’s stockholders (in the case of the Company’s stockholder approval, disregarding any shares held by certain affiliates of Fortress). The completion of the Merger was conditioned upon expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), relating to the consummation of the Merger, and obtaining the necessary clearance from the European Commission. The applicable waiting period under the HSR Act expired on September 25, 2019, and the European Commission announced regulatory clearance on October 23, 2019. The Merger Agreement does not contain a financing condition. The Merger is expected to close before December 31, 2019, although there can be no assurance that the Merger will occur by that date. Either party may terminate the Merger Agreement if the Merger is not consummated within six months of the execution of the Merger Agreement.
The Company expensed approximately $12,048 and $14,413 of incremental costs related to the Merger during the three and nine months ended September 29, 2019, respectively, and these expenses are included in acquisition costs.
Financing Commitment
On August 5, 2019, in connection with entering into the Merger Agreement, the Company has entered into a commitment letter (the "Commitment Letter") with Apollo Capital Management, L.P. (“Apollo”) to provide a $1,792,000 first lien term loan facility (the "Acquisition Credit Facility") to fund the cash portion of the Merger consideration, refinance the existing indebtedness of both the Company and Gannett, pay fees and expenses in connection with the Merger, and to the extent of any remaining proceeds, finance ongoing working capital and other general corporate needs. The Acquisition Credit Facility will bear a fixed interest rate of 11.5%, subject to a one-year step-up to a fixed rate of 12% in the event that the closing of the Merger occurs more than six months following the date of the Commitment Letter. The Acquisition Credit Facility will have a five-year term and will be freely pre-payable without penalty. Under the terms of the Commitment Letter and its accompanying Fee Letter, the Company will pay fees of 6.5% of the principal amount of the financing at closing.
The Acquisition Credit Facility is subject to negotiation of a mutually acceptable credit or loan agreement and other mutually acceptable definitive documentation, which will include certain representations and warranties, affirmative and negative covenants, financial covenants, events of default and collateral and guarantee agreements that are customarily required for similar financings. Additionally, Apollo’s obligation to provide the financing is subject to the satisfaction of specified conditions, including that the combined Company must have at least $40,000 of unrestricted cash at closing, and the accuracy of specified representations. The documentation governing the Acquisition Credit Facility has not been finalized and, accordingly, the actual terms may differ from the description in the foregoing summary of the Commitment Letter.
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
In connection with entering into the Amended Management Agreement and the occurrence of the consummation of the Merger, the Company will issue to the Manager 4,205,607 shares of Company Common Stock and grant to the Manager options to acquire 3,163,265 shares of Company Common Stock. The Manager is restricted from selling the issued shares until the expiration of the Amended Management Agreement, or otherwise upon a change in control and certain other extraordinary events. The options will have an exercise price of $15.50 and become exercisable upon the first trading day immediately following the first 20 consecutive trading day period in which the closing price of the Company Common Stock (on its principal U.S. national securities exchange) is at or above $20 per share (subject to adjustment), and also upon a change in control and certain other extraordinary events.
Upon expiration of the term of the Amended Management Agreement, the Manager will cease providing external management services to the Company, and the Manager will no longer be the employer of the person serving in the role of Chief Executive Officer of the combined company.
2019 Acquisitions
The Company acquired substantially all the assets, properties and business of certain publications and businesses on July 2, 2019, July 1, 2019, June 21, 2019, June 14, 2019, May 31, 2019, February 11, 2019, February 2, 2019, January 31, 2019, and December 31, 2018 (“2019 Acquisitions”), which included 11 daily newspapers, 11 weekly publications, nine shoppers, a remnant advertising agency, five events production businesses, and a business community and networking platform, for an aggregate purchase price of $45,913, including estimated working capital. The acquisitions were financed from cash on hand. The rationale for the acquisitions was primarily due to the attractive nature, as applicable, of the newspaper or event-related assets and digital platforms, and their estimated cash flows combined with the cost-saving and revenue-generating opportunities available.
In the July 2, 2019 acquisition, the Company acquired a 57.9% equity interest in the acquiree, and the minority equity owners retained a 42.1% interest, which have been classified as redeemable noncontrolling interests in the accompanying financial statements. Noncontrolling interests with embedded redemption features, such as put rights, that are not solely within the control of the Company are considered redeemable noncontrolling interests and are presented outside of stockholders’ equity on the Company's Unaudited Condensed Consolidated Balance Sheets.
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
The following table summarizes the preliminary determination of fair values of the assets and liabilities:

Current assets	$9,529
Other assets	950
Property, plant and equipment	20,492
Noncompete agreements	280
Advertiser relationships	2,357
Subscriber relationships	1,457
Customer relationships	1,323
Software	140
Trade names	299
Mastheads	2,896
Goodwill	18,644
Total assets	58,367
Current liabilities assumed	11,991
Other long-term liabilities assumed	463
Total liabilities	12,454
Net assets	$45,913

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
The Company expensed approximately $171 and $936 of incremental costs related to the 2019 Acquisitions during the three and nine months ended September 29, 2019, respectively, and these expenses are included in acquisition costs.
For tax purposes, the amount of goodwill that is expected to be deductible is $15,037.
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

During the nine months ended September 29, 2019, the Company recorded adjustments to the recorded fair values of the assets acquired and liabilities assumed in the 2018 acquisitions. The recorded amount of net assets acquired was increased by $65, while the recorded balances of property, plant and equipment, goodwill and current liabilities were decreased by $267, $847 and $1,179, respectively.
(3) Share-Based Compensation
The Company recognized compensation cost for share-based payments of $691, $667, $2,534 and $2,499 during the three and nine months ended September 29, 2019 and September 30, 2018, respectively. The total compensation cost not yet recognized related to non-vested Restricted Stock Grants (“RSGs”) pursuant to the Company’s Nonqualified Stock Option and Incentive Award Plan as of September 29, 2019 was $4,919, which is expected to be recognized over a weighted average period of 1.99 years through July 2022. As of September 29, 2019, the aggregate intrinsic value of unvested RSGs was $3,985.
RSG activity during the nine months ended September 29, 2019 was as follows:

	Number of RSGs	Weighted-Average Grant Date Fair Value
Unvested at December 30, 2018	384,471	$16.11
Granted	299,610	13.64
Vested	(167,393)	15.95
Forfeited	(70,459)	15.26
Unvested at September 29, 2019	446,229	$14.65

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
Severance-related expenses
Accrued restructuring costs are included in accrued expenses on the Unaudited Condensed Consolidated Balance Sheets. The activity in accrued restructuring costs for the nine months ended September 29, 2019 was as follows:

	Severance and Related Costs	Other Costs (1)	Total
Balance at December 30, 2018	$2,554	$346	$2,900
Restructuring provision included in Integration and Reorganization	8,221	1,281	9,502
Cash payments	(8,403)	(1,097)	(9,500)
Balance at September 29, 2019	$2,372	$530	$2,902

(1)	Other costs primarily include costs to consolidate operations.
The majority of the accrued restructuring reserve balance is expected to be paid out over the next twelve months.
Facility consolidation charges and accelerated depreciation

During the nine months ended September 29, 2019, the Company ceased operations of three print publications and twelve print facilities as part of the ongoing cost reduction programs. As a result, the Company recognized an impairment charge related to retired equipment of $2,469, a loss on disposal of assets related to retired equipment of $168 and intangibles of $405, and accelerated depreciation of $4,802 during the nine months ended September 29, 2019.
During the nine months ended September 30, 2018, the Company ceased operations of seven print publications and six printing operations as part of the ongoing cost reduction programs. As a result, the Company recognized an impairment charge related to retired equipment of $503 and intangibles of $618 and accelerated depreciation of $3,601 during the nine months ended September 30, 2018.
(5) Goodwill and Intangible Assets
Goodwill and intangible assets consisted of the following:

	September 29, 2019
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Advertiser relationships	$260,979	$66,882	$194,097
Customer relationships	45,774	12,082	33,692
Subscriber relationships	154,901	40,171	114,730
Other intangible assets	14,122	9,251	4,871
Total	$475,776	$128,386	$347,390
Nonamortized intangible assets:
Goodwill	$328,488
Mastheads	117,673
Total	$446,161

	December 30, 2018
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Advertiser relationships	$260,142	$53,477	$206,665
Customer relationships	44,630	8,704	35,926
Subscriber relationships	153,923	31,560	122,363
Other intangible assets	13,046	7,802	5,244
Total	$471,741	$101,543	$370,198
Nonamortized intangible assets:
Goodwill	$310,737
Mastheads	115,856
Total	$426,593

As of September 29, 2019, the weighted average amortization periods for amortizable intangible assets are 14.4 years for advertiser relationships, 12.2 years for customer relationships, 13.5 years for subscriber relationships and 5.2 years for other intangible assets. The weighted average amortization period in total for all amortizable intangible assets is 13.6 years.
Amortization expense for the three and nine months ended September 29, 2019 and September 30, 2018 was $8,976, $9,520, $27,324 and $24,852, respectively. Estimated future amortization expense as of September 29, 2019, is as follows:

For the following fiscal years:
2019 (three months remaining)	$8,939
2020	35,685
2021	35,496
2022	34,509
2023	34,126
Thereafter	198,635
Total	$347,390

The changes in the carrying amount of goodwill for the period from December 30, 2018 to September 29, 2019 were as follows:

Balance at December 30, 2018, net of accumulated impairments of $25,641	$310,737
Goodwill acquired in business combinations	18,644
Measurement period adjustments	(851)
Goodwill of disposed publication	(42)
Balance at September 29, 2019, net of accumulated impairments of $25,641	$328,488

The Company’s annual impairment assessment is made on the last day of its fiscal second quarter.
The carrying values of goodwill and indefinite-lived intangible assets are evaluated for possible impairment on an annual basis or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or indefinite-lived intangible asset below its carrying value. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.
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
As of September 29, 2019, the Company performed a review of potential impairment indicators noting that its financial results and forecast have not changed materially since the annual impairment assessment, and it was determined that no indicators of impairment were present.

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
A significant portion of our operating lease portfolio includes office space, distribution centers, press facilities, office equipment, and vehicles. The majority of our leases have remaining lease terms of 1 year to 10 years, some of which include options to extend the leases. As of September 29, 2019, the Company has an additional obligation of approximately $6,053 for future payments related to operating leases that have not yet commenced.
Total lease expense consists of the following:

	Three months ended	Nine months ended
	September 29, 2019	September 29, 2019
Operating lease expense related to right-of-use assets	$7,000	$19,904
Other operating lease expense	1,392	5,623
Sublease income	(551)	(1,717)
Total lease expense	$7,841	$23,810

Supplemental information related to leases was as follows:

	Three months ended	Nine months ended
	September 29, 2019	September 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$6,699	$18,899
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3,659	$121,154

Supplemental balance sheet information related to leases was as follows:

September 29, 2019
Operating leases:
Operating lease right-of-use assets, net	$109,152
Current portion of operating lease liabilities	$15,132
Long-term operating lease liabilities	101,710
Total operating lease liabilities	$116,842

Weighted-average remaining lease term	8.6 years
Weighted-average discount rate	10.54%

As of September 29, 2019, maturities of lease liabilities were as follows:

2019 (three months remaining)	$6,840
2020	25,899
2021	24,179
2022	20,836
2023	17,150
Thereafter	87,513
Total lease payments	182,417
Less: interest	(65,575)
Present value of lease liabilities	$116,842

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
As of September 29, 2019, there were outstanding borrowings against the term loan facility and revolving credit facility totaling $433,961 and $8,000, respectively. As of December 30, 2018, there were outstanding borrowings against the term loan facility and revolving credit facility totaling $437,257 and $0, respectively. As of September 29, 2019, there were $495 letters of credit issued against the revolving credit facility and the Company had $31,505 of borrowing availability under the revolving credit facility.
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
As of September 29, 2019, the New Media Credit Agreement had a weighted average interest rate of 8.56%.
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
The New Media Credit Agreement contains customary representations and warranties and affirmative covenants and negative covenants applicable to Holdings I, the New Media Borrower and the New Media Borrower's subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, fundamental changes, dispositions, dividends and other distributions, and events of default. The New Media Credit Agreement contains a financial covenant that requires Holdings I, the New Media Borrower and the New Media Borrower’s subsidiaries to maintain a maximum total leverage ratio of 3.25 to

1.00. As of September 29, 2019, the Company is in compliance with all of the covenants and obligations under the New Media Credit Agreement.
Halifax Alabama Credit Agreement
In connection with the purchase of the assets of Halifax Media in 2015, the Company assumed obligations of Halifax Media including the amount owing ($8,000 at that time) under the credit agreement dated June 18, 2013 between Halifax Alabama, LLC and Southeast Community Development Fund V, LLC. This debt bore interest at an annual rate of 2% and was repaid in full on April 1, 2019.
Fair Value
The fair value of long-term debt was estimated at $441,961 as of September 29, 2019, based on discounted future contractual cash flows and a market interest rate adjusted for necessary risks, including the Company’s own credit risk as there are no rates currently observable in publicly traded debt markets of similar risk, terms and average maturities. Accordingly, the Company’s long-term debt under the Credit Facilities is classified within Level 3 of the fair value hierarchy.
Payment Schedule
As of September 29, 2019, scheduled principal payments of outstanding debt are as follows:

2019 (three months remaining)	$1,099
2020	4,395
2021	12,395
2022	424,072
441,961
Less:
Current	4,395
Unamortized original issue discount	1,457
Deferred financing costs	2,391
Long-term debt	$433,718

(8) Related Party Transactions
As of September 29, 2019, the Company’s manager, FIG LLC (the “Manager”), which is an affiliate of Fortress Investment Group LLC ("Fortress"), and its affiliates owned approximately 1.1% of the Company’s outstanding stock and approximately 39.5% of the Company’s outstanding warrants. The Manager and its affiliates hold 2,904,811 stock options of the Company’s common stock as of September 29, 2019. During the three and nine months ended September 29, 2019 and September 30, 2018, Fortress and its affiliates were paid $244, $238, $733 and $728 in dividends, respectively.
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

On August 5, 2019, in connection with entering into the Merger Agreement, the Company and the Manager have amended the Management Agreement, effective as of (and only upon) the consummation of the agreement. Refer to Note 2 for further information regarding the Amended Management Agreement.
The following provides the management and incentive fees recognized and paid to the Manager for the three and nine months ended September 29, 2019 and September 30, 2018:

	Three months ended		Nine months ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Management fee expense	$2,456	$2,783	$7,368	$7,890
Incentive fee expense	—	—	1,455	5,755
Management fees paid	2,456	2,783	8,623	9,619
Incentive fees paid	1,455	4,802	6,675	14,129
Reimbursement for expenses	774	833	2,000	1,892

The Company had an outstanding liability for all management agreement related fees of $3,405 and $10,696 at September 29, 2019 and December 30, 2018, respectively, included in accrued expenses.
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
The Company recorded an income tax expense of $7,226 and $4,929 (excluding the minority interest) for the three and nine months ended September 29, 2019, respectively, and an income tax benefit of $239 and expense of $2,591 for the three and nine months ended September 30, 2018, respectively. The annual effective tax rate for the nine months ended September 29,2019 was determined to not be an effective method to determine the tax expense for that period. Therefore, the Company calculated its tax provision based upon year-to-date results. The projected effective tax rate was approximately 33% for the nine months ended September 30, 2018. The Company's tax provision is primarily attributable to indefinite lived deferred tax liabilities which cannot be offset by deferred tax assets and projected current state taxes.
The Company performs a quarterly assessment of its deferred tax assets and liabilities. ASC Topic 740, “Income Taxes” (“ASC 740”) limits the ability to use future taxable income to support the realization of deferred tax assets when a company has experienced a history of losses even if future taxable income were supported by detailed forecasts and projections.
In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are projected to become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company concluded that during the nine months ended September 29, 2019, a net increase to the valuation allowance of $2,602 is necessary to offset additional deferred tax assets (primarily the tax benefit of the net operating loss). All of this amount was recognized through the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
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

For the nine months ended September 29, 2019, the difference between the expected tax benefit (excluding the minority interest) of $4,163, at the statutory rate of 21%, and the recorded tax expense of $4,929 is primarily attributable to the tax effect of the federal valuation allowance, state taxes and non-deductible expenses.
The Company and its subsidiaries file a U.S. federal consolidated income tax return. The U.S. federal and state statute of limitations generally remains open for the 2016 tax year and beyond.
(10) Equity
(Loss) Income Per Share
The following table sets forth the computation of basic and diluted (loss) income per share (“EPS”):

	Three months ended		Nine months ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Numerator for (loss) income per share calculation:
Net (loss) income attributable to New Media	$(18,463)	$(6,105)	$(24,754)	$4,937
Denominator for (loss) income per share calculation:
Basic weighted average shares outstanding	60,033,999	59,919,246	60,009,927	57,377,682
Effect of dilutive securities:
Stock options and restricted stock	—	—	—	447,628
Diluted weighted average shares outstanding	60,033,999	59,919,246	60,009,927	57,825,310

The Company excluded the following securities from the computation of diluted (loss) income per share because their effect would have been antidilutive:

	Three months ended		Nine months ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Stock warrants	1,362,479	1,362,479	1,362,479	1,362,479
Stock options	2,904,811	2,904,811	2,904,811	700,000
Unvested restricted stock	446,229	376,570	446,229	—

Equity
On May 17, 2017, the Board of Directors authorized the repurchase of up to $100,000 of the Company's common stock (“Share Repurchase Program”) over the next 12 months. The Board of Directors has authorized extensions of the Share Repurchase Program through May 19, 2020. Under the Share Repurchase Program, the Company may purchase its shares from time to time in the open market or in privately negotiated transactions.
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

The following table includes additional information regarding the Manager stock options:

	Number of Options	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 30, 2018	2,904,811	$3.59	$15.31	7.3	$—
Outstanding at September 29, 2019	2,904,811	$3.59	$13.82	6.6	$—

Exercisable at September 29, 2019	2,605,811		$13.69	6.3	$—

Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss by component for the nine months ended September 29, 2019 and September 30, 2018 are outlined below.

Net actuarial loss and prior service cost (1)
For the nine months ended September 29, 2019:
Balance at December 30, 2018	$(6,881)
Other comprehensive income before reclassifications	—
Amounts reclassified from accumulated other comprehensive loss	(90)
Net current period other comprehensive loss, net of taxes	(90)
Balance at September 29, 2019	$(6,971)
For the nine months ended September 30, 2018:
Balance at December 31, 2017	$(5,461)
Amounts reclassified from accumulated other comprehensive loss	(202)
Balance at September 30, 2018	$(5,663)

(1)	This accumulated other comprehensive loss component is included in the computation of net periodic benefit. See Note 12.
The following table presents reclassifications out of accumulated other comprehensive loss for the three and nine months ended September 29, 2019 and September 30, 2018.

	Amounts Reclassified from Accumulated Other Comprehensive Loss					Affected Line Item in the Consolidated Statements of Operations and Comprehensive (Loss) Income
	Three months ended		Nine months ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Amortization of unrecognized gain	$(30)	$(67)	$(90)	$(202)	(1)
Amounts reclassified from accumulated other comprehensive loss	(30)	(67)	(90)	(202)		(Loss) income before income taxes
Income tax expense	—	—	—	—		Income tax expense (benefit)
Amounts reclassified from accumulated other comprehensive loss, net of taxes	$(30)	$(67)	$(90)	$(202)		Net (loss) income

(1)	This accumulated other comprehensive loss component is included in the computation of net periodic benefit. See Note 12.

Dividends
During the nine months ended September 30, 2018, the Company paid dividends of $1.11 per share of Common Stock of New Media.
During the nine months ended September 29, 2019, the Company paid dividends of $1.14 per share of Common Stock of New Media.
(11) Deferred Revenue
Changes in deferred revenue were as follows:

	Circulation	Advertising	Other	Total
Nine months ended September 29, 2019
Balance at December 30, 2018	$82,645	$9,107	$13,435	$105,187
Acquired deferred revenue	6,669	—	3,920	10,589
Cash receipts, net of refunds	324,296	22,758	50,505	397,559
Revenue recognized	(331,038)	(20,466)	(43,994)	(395,498)
Balance at September 29, 2019	$82,572	$11,399	$23,866	$117,837

Nine months ended September 30, 2018
Balance at December 31, 2017	$73,874	$6,615	$7,675	$88,164
Acquired deferred revenue	14,654	312	5,445	20,411
Cash receipts, net of refunds	282,769	17,340	30,899	331,008
Revenue recognized	(290,234)	(15,393)	(30,507)	(336,134)
Balance at September 30, 2018	$81,063	$8,874	$13,512	$103,449

The Company records deferred revenue when cash payments are received in advance of the Company’s performance. The most significant unsatisfied performance obligation is the delivery of publications to subscription customers. The Company expects to recognize the revenue related to unsatisfied performance obligations over the next three to twelve months in accordance with the terms of the subscriptions. The increase in deferred revenue balance for the nine months ended September 29, 2019 is primarily driven by acquisitions and the timing of company-sponsored events.
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

The following provides information on the pension plans for the three and nine months ended September 29, 2019 and September 30, 2018:

	Three months ended		Nine months ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Components of net periodic benefit:
Service cost	$159	$150	$476	$450
Interest cost	736	700	2,210	2,099
Expected return on plan assets	(967)	(1,062)	(2,902)	(3,186)
Amortization of unrecognized loss	39	67	117	202
Net periodic benefit	$(33)	$(145)	$(99)	$(435)

The service cost component of net periodic benefit is included within Operating Costs and the other components are included within Other Income in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. During the three and nine months ended September 29, 2019, the Company made contributions totaling $364 and $764 into the pension plans, respectively. The Company expects to pay an additional $202 in employer contributions to the pension plans during the remainder of 2019.
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
The following table provides information for the Company’s major categories of financial assets and liabilities measured or disclosed at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
As of September 29, 2019
Assets
Cash and cash equivalents	$28,641	$—	$—	$28,641
Restricted cash	3,128	—	—	3,128
Total	$31,769	$—	$—	$31,769

Liabilities
Contingent consideration	$—	$—	$1,963	$1,963

Redeemable noncontrolling interests	$—	$—	$593	$593
As of December 30, 2018
Assets
Cash and cash equivalents	$48,651	$—	$—	$48,651
Restricted cash	4,119	—	—	4,119
Total	$52,770	$—	$—	$52,770

Liabilities
Contingent consideration	$—	$—	$3,256	$3,256

Redeemable noncontrolling interests	$—	$—	$1,547	$1,547

Contingent consideration relates to certain of the Company’s 2018 Acquisitions and is primarily payable to the sellers based on the passage of time or as a component of earnings above an agreed-upon target as detailed in the applicable purchase agreements. The decrease in contingent consideration since December 30, 2018 is the result of a measurement period adjustment.
Redeemable Noncontrolling Interests
The Company accounts for the redeemable noncontrolling interests in accordance with ASC 480-10-S99-3A, “Distinguishing Liabilities from Equity”, because the exercise is outside the control of the Company. The redeemable noncontrolling interests recorded at fair value are put arrangements held by the noncontrolling interests in the Company’s majority-owned events companies.
The changes in redeemable noncontrolling interests classified as Level 3 measurements were as follows:

	Nine months ended	Year Ended
	September 29, 2019	December 30, 2018
Beginning balance	$1,547	$—
Purchases (1)	—	1,636
Net loss	(954)	(89)
Ending balance	$593	$1,547

(1)	Refer to Note 2.
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
Restricted cash of $3,128 and $4,119 at September 29, 2019 and December 30, 2018, respectively, was primarily held as cash collateral for certain business operations.
(15) Subsequent Events
Dividends
On October 16, 2019, the Company announced a third quarter 2019 cash dividend of $0.38 per share of Common Stock, par value $0.01 per share, of New Media. The dividend will be paid on November 12, 2019 to shareholders of record as of the close of business on November 1, 2019.

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
Our current portfolio of media assets spans across 611 markets and 39 states. Our products include 643 community print publications and 611 websites. As of September 29, 2019, we reach over 21 million people per week and serve over 200,000 business customers.
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
GateHouse Live, our events and promotions business, was started in 2015 to leverage our local brands to create world-class events in the markets we serve.  In 2018, GateHouse Live produced over 350 events with a collective attendance over 400,000.  Among our core event offerings are a variety of themed expos focused on target audiences, including men, women, seniors and young families.  Other signature event series produced across many of our markets include one of the nation's largest high school sports recognition events and the official community's choice awards for dozens of markets across the country.   In 2019, GateHouse Live expanded into endurance events that now includes a network of over 97 marathons, half marathons, other footraces and obstacle course races across the United States and Canada with over 450,000 participants and over 1.5 million attendees annually.  GateHouse Live also offers white label event services for retailers and other media companies.
Portfolio Detail
Our core products include:

•	152 daily newspapers with total paid circulation of approximately 1.5 million;

•	284 weekly newspapers (published up to three times per week) with total paid circulation of approximately 301,000 and total free circulation of approximately 2.0 million;

•	132 “shoppers” (generally advertising-only publications) with total circulation of approximately 3.2 million;

•	611 locally-focused websites, which extend our businesses onto the internet and mobile devices with approximately 410 million page views per month;

•	75 business publications;

•	UpCurve Cloud and ThriveHive digital marketing; and

•	GateHouse Live.
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
We believe our local media properties and local sales infrastructure are uniquely positioned to sell digital marketing and business services to local business owners and give us distinct advantages, including:

•	our strong and trusted local brands, with 88% of our daily newspapers having published local content for more than 100 years;

•	our ability to market through our print and online properties, driving branding and traffic; and

•	our more than 1,100 local, direct, in-market sales professionals with long-standing relationships with small businesses in the communities we serve.
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

Acquisitions
During the nine months ended September 29, 2019, we acquired substantially all the assets, properties and business of certain publications/businesses, which included 11 daily newspapers, 11 weekly publications, nine shoppers, a remnant advertising agency, five events production businesses, and a business community and networking platform, for an aggregate purchase price of $45.9 million, including estimated working capital.
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
On August 5, 2019, we entered into an agreement to acquire Gannett, as discussed below.
Agreement and Plan of Merger with Gannett
On August 5, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Gannett Co., Inc. ("Gannett"), in a cash and stock transaction for $12.06 per share of Gannett common stock, or approximately $1.4 billion at the date of the announcement (the "Merger").
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
Consummation of the Merger Agreement is subject to certain closing conditions, including approval by Gannett’s and the Company’s stockholders (in the case of the Company’s stockholder approval, disregarding any shares held by certain affiliates of Fortress). The completion of the Merger was conditioned upon expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), relating to the consummation of the Merger, and obtaining the necessary clearance from the European Commission. The applicable waiting period under the HSR Act expired on September 25, 2019, and the European Commission announced regulatory clearance on October 23, 2019. The Merger Agreement does not contain a financing condition. The Merger is expected to close before December 31, 2019, although there can be no assurance that the Merger will occur by that date. Either party may terminate the Merger Agreement if the Merger is not consummated within six months of the execution of the Merger Agreement.
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
Amended and Restated Management Agreement
On August 5, 2019, in connection with the execution of the Merger Agreement, the Company and the Manager entered into the Amended and Restated Management and Advisory Agreement (the “Amended Management Agreement”). Effective upon the consummation of the Merger, the Amended Management Agreement will replace the Management Agreement. The Amended Management Agreement (i) establishes a termination date for the Manager’s services of December 31, 2021, in lieu of annual renewals of the term; (ii) reduces the “incentive fee” payable under the Amended Management Agreement from 25% to 17.5% for the remainder of the term; (iii) reduces by 50% the number of options that would otherwise be issuable in connection with the issuance of shares as consideration for the Merger, and imposes a premium on the exercise price; (iv) eliminates the Manager’s right to receive options in connection with future equity raises by the Company; and (v) eliminates certain payments otherwise due at or after the end of the term of the prior management agreement.
In connection with entering into the Amended Management Agreement and the occurrence of the consummation of the Merger, the Company will issue to the Manager 4,205,607 shares of Company Common Stock and grant to the Manager options to acquire 3,163,265 shares of Company Common Stock. The Manager is restricted from selling the issued shares until the expiration of the Amended Management Agreement, or otherwise upon a change in control and certain other extraordinary events. The options will have an exercise price of $15.50 and become exercisable upon the first trading day immediately following the first 20 consecutive trading day period in which the closing price of the Company Common Stock (on its principal U.S. national securities exchange) is at or above $20 per share (subject to adjustment), and also upon a change in control and certain other extraordinary events.
Upon expiration of the term of the Amended Management Agreement, the Manager will cease providing external management services to the Company, and the Manager will no longer be the employer of the person serving in the role of Chief Executive Officer of the combined company.
Facility consolidation charges and accelerated depreciation
During the nine months ended September 29, 2019, we ceased operations of three print publications and twelve print facilities as part of the ongoing cost reduction programs. As a result, we recognized an impairment charge related to retired equipment of $2.5 million, a loss on disposal of assets related to retired equipment of $0.2 million and intangibles of $0.4 million, and accelerated depreciation of $4.8 million during the nine months ended September 29, 2019.
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
Our significant accounting policies are summarized in Note 1, of our consolidated financial statements, "Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies", included in our 2018 Annual Report on Form 10-K.
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

Results of Operations
The following table summarizes our results of operations for the three and nine months ended September 29, 2019 and September 30, 2018:
NEW MEDIA INVESTMENT GROUP INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(In thousands)

	Three months ended		Nine months ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Revenues:
Advertising	$167,437	$176,461	$530,899	$527,329
Circulation	146,254	145,934	449,269	420,461
Commercial printing and other	62,958	58,024	188,468	162,196
Total revenues	376,649	380,419	1,168,636	1,109,986
Operating costs and expenses:
Operating costs	218,369	220,771	681,271	634,935
Selling, general, and administrative	120,797	121,280	379,208	365,638
Depreciation and amortization	24,482	25,094	68,733	64,276
Acquisition costs	12,181	591	15,318	1,888
Integration and reorganization costs	2,160	9,064	9,502	13,243
Impairment of long-lived assets	—	1,121	2,469	1,121
Net loss (gain) on sale or disposal of assets	602	(72)	3,339	(4,051)
Operating (loss) income	(1,942)	2,570	8,796	32,936
Interest expense	10,030	9,115	30,376	26,466
Other income	(230)	(433)	(801)	(1,290)
(Loss) income before income taxes	(11,742)	(6,112)	(20,779)	7,760
Income tax expense (benefit)	7,226	(239)	4,929	2,591
Net (loss) income	$(18,968)	$(5,873)	$(25,708)	$5,169
Three Months Ended September 29, 2019 Compared To Three Months Ended September 30, 2018
Revenue. Total revenue for the three months ended September 29, 2019 decreased by $3.8 million, or 1.0%, to $376.6 million from $380.4 million for the three months ended September 30, 2018. The decrease in total revenue was comprised of a $9.0 million, or 5.1%, decrease in advertising revenue, partially offset by a $0.3 million, or 0.2%, increase in circulation revenue and a $4.9 million, or 8.5%, increase in commercial printing and other revenue.
The advertising revenue declines are driven by reductions in the local retail, classified, and preprint categories due to secular pressures and a continuing difficult retail environment, partially offset by the increased revenue resulting from acquisitions. These secular trends and economic conditions have also led to a decline in our print circulation volumes that have largely been offset by price increases and distribution of premium editions in select locations. The majority of the remaining increase in commercial printing and other revenue is due to digital marketing services, events revenue, and new commercial print and distribution contracts.
Operating Costs. Operating costs for the three months ended September 29, 2019 decreased by $2.4 million, or 1.1%, to $218.4 million from $220.8 million for the three months ended September 30, 2018. The declines in operating costs are primarily due to the ongoing implementation of cost reduction programs resulting in a decrease in compensation, newsprint and ink, hauling and delivery, and web hosting and domain expenses. These decreases were partially offset by increases from acquisitions of $23.6 million.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended September 29, 2019 decreased by $0.5 million, or 0.4%, to $120.8 million from $121.3 million for the three months ended September 30, 2018. The declines in selling, general and administrative expenses are primarily due to the ongoing implementation of cost reduction programs resulting in a decrease in compensation and other expenses. These decreases were partially offset by increases from acquisitions of $10.1 million.
Acquisition Costs. Acquisition costs for the three months ended September 29, 2019 increased by $11.6 million to $12.2 million from $0.6 million for the three months ended September 30, 2018, primarily resulting from costs related to the potential Gannett merger.
Integration and Reorganization Costs. During the three month periods ended September 29, 2019 and September 30, 2018, we recorded integration and reorganization costs of $2.1 million and $9.1 million, respectively, primarily resulting from severance costs related to the continued consolidation of our operations resulting from ongoing implementation of our measures to reduce costs and preserve cash flow, as well as acquisition-related synergies.
Impairment of Long-lived Assets. During the three months ended September 30, 2018, we recorded a $1.1 million impairment of long-lived assets due to the cessation of operations at seven print publications and one printing facility during the three months ended September 30, 2018. No such charge was recorded during the three months ended September 29, 2019.
Interest Expense. Interest expense for the three months ended September 29, 2019 increased by $0.9 million to $10.0 million from $9.1 million for the three months ended September 30, 2018, which primarily relates to increased interest rates.
Income Tax Expense (Benefit). During the three months ended September 29, 2019 and September 30, 2018, we recorded an income tax expense of $7.2 million and an income tax benefit of $0.2 million, respectively. The increase in income tax expense is primarily due to our tax provision of $4.9 million calculated based upon year-to-date results and reversal of the income tax benefit of $2.3 million recorded during the first six months of 2019, which had been calculated based upon anticipated full year pretax income.
Net (Loss) Income. Net loss for the three months ended September 29, 2019 and September 30, 2018 was $19.0 million and $5.9 million, respectively. The difference is related to the factors noted above.
Nine Months Ended September 29, 2019 Compared To Nine Months Ended September 30, 2018
Revenue. Total revenue for the nine months ended September 29, 2019 increased by $58.6 million, or 5.3%, to $1,168.6 million from $1,110.0 million for the nine months ended September 30, 2018. The increase in total revenue was comprised of a $3.6 million, or 0.7%, increase in advertising revenue, a $28.8 million, or 6.9%, increase in circulation revenue, and a $26.2 million, or 16.2%, increase in commercial printing and other revenue.
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
Operating Costs. Operating costs for the nine months ended September 29, 2019 increased by $46.3 million, or 7.3%, to $681.2 million from $634.9 million for the nine months ended September 30, 2018. The increase includes operating costs from acquisitions of $95.9 million, an increase in outside services of $5.7 million and a $1.1 million increase in other expense. These increases were partially offset by declines in operating costs related to the remaining operations primarily due to the ongoing implementation of cost reduction programs resulting in decreases in compensation, hauling and delivery, newsprint and ink, news and editorial, web hosting and domain expenses.
Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended September 29, 2019 increased by $13.6 million, or 3.7%, to $379.2 million from $365.6 million for the nine months ended September 30, 2018. The increase includes selling, general and administrative expenses from acquisitions of $42.5 million and an increase in professional and consulting fees of $1.8 million. These increases were partially offset by declines in selling, general and administrative expenses related to the remaining operations primarily due to the ongoing implementation of cost reduction programs resulting in decreases in compensation, outside services, web hosting and domain expenses, travel and entertainment, property tax, and other expenses.
Acquisition Costs. Acquisition costs for the nine months ended September 29, 2019 increased by $13.4 million to $15.3 million from $1.9 million for the nine months ended September 30, 2018, primarily resulting from costs related to the potential Gannett merger.
Integration and Reorganization Costs. During the nine month periods ended September 29, 2019 and September 30, 2018, we recorded integration and reorganization costs of $9.5 million and $13.2 million, respectively, primarily resulting from severance costs related to the continued consolidation of our operations resulting from ongoing implementation of our measures to reduce costs and preserve cash flow, as well as acquisition-related synergies.
Impairment of Long-lived Assets. During the nine months ended September 29, 2019, we recorded a $2.5 million impairment of long-lived assets due to the cessation of operations at three of our printing facilities during the nine months ended September 29, 2019. During the nine months ended September 30, 2018, we recorded a $1.1 million impairment of long-lived assets due to the cessation of operations at seven print publications and one printing facility during the nine months ended September 30, 2018.
Interest Expense. Interest expense for the nine months ended September 29, 2019 increased by $3.9 million to $30.4 million from $26.5 million for the nine months ended September 30, 2018, which primarily relates to increased interest rates.
Income Tax Expense (Benefit). During the nine months ended September 29, 2019 and September 30, 2018, we recorded an income tax expense of $4.9 million and $2.6 million, respectively. Our tax provision for the nine months ended September 29, 2019 was calculated based upon year-to-date results which include tax effects attributable to indefinite lived deferred tax liabilities which cannot be offset by deferred tax assets and projected current state taxes. The increased tax provision is primarily the result of the reversal of the income tax benefit recorded during the six months ended June 30, 2019. We calculated our tax provision for the nine months ended September 30, 2018 using an annualized effective tax rate of 33%.
Net (Loss) Income. Net loss for the nine months ended September 29, 2019 was $25.7 million and net income for the nine months ended September 30, 2018 was $5.2 million. The difference is related to the factors noted above.
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
Dividends
On October 16, 2019, we announced a third quarter 2019 cash dividend of $0.38 per share of Common Stock, par value $0.01 per share, of New Media. The dividend will be paid on November 12, 2019, to shareholders of record as of the close of business on November 1, 2019.

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
As of September 29, 2019, there were outstanding borrowings against the term loan facility and revolving credit facility totaling $434.0 million and $8.0 million, respectively. As of December 30, 2018, there were outstanding borrowings against the term loan facility and revolving credit facility totaling $437.3 million and $0, respectively. As of September 29, 2019, there were $0.5 million letters of credit issued against the revolving credit facility and we had $31.5 million of borrowing availability under the revolving credit facility.
The New Media Credit Agreement contains customary representations and warranties and affirmative covenants and negative covenants applicable to Holdings I, the New Media Borrower and the New Media Borrower's subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, fundamental changes, dispositions, dividends and other distributions, and events of default. The New Media Credit Agreement contains a financial covenant that requires Holdings I, the New Media Borrower and the New Media Borrower’s subsidiaries to maintain a maximum total leverage ratio of 3.25 to 1.00. As of September 29, 2019, we are in compliance with all of the covenants and obligations under the New Media Credit Agreement.
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
The Acquisition Credit Facility will bear a fixed interest rate of 11.50% annually, subject to a one-year step-up to a fixed rate of 12% in the event that the closing of the Merger occurs more than six months following the date of the Commitment Letter. The Acquisition Credit Facility will mature five years following the closing of the Merger and will be freely pre-payable without penalty.
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
The Acquisition Credit Facility is subject to negotiation of a mutually acceptable credit or loan agreement and other mutually acceptable definitive documentation, which will include certain representations and warranties, affirmative and negative covenants, financial covenants, events of default and collateral and guarantee agreements that are customarily required for similar financings. Additionally, Apollo’s obligation to provide the financing is subject to the satisfaction of specified conditions, including that the combined Company must have at least $40 million of unrestricted cash at closing, and the accuracy of specified representations. The documentation governing the Acquisition Credit Facility has not been finalized and, accordingly, the actual terms may differ from the description in the foregoing summary of the Commitment Letter.
Halifax Alabama Credit Agreement
In connection with the purchase of the assets of Halifax Media in 2015, the Company assumed obligations of Halifax Media including the amount owing ($8.0 million at that time) under the credit agreement dated June 18, 2013 between Halifax Alabama, LLC and Southeast Community Development Fund V, LLC. This debt bore interest at an annual rate of 2%, and was repaid in full on April 1, 2019.
Cash Flows
The following table summarizes our historical cash flows.

	Nine months ended
	September 29, 2019	September 30, 2018
Cash provided by operating activities	$98,530	$71,983
Cash used in investing activities	(46,633)	(150,020)
Cash (used in) provided by financing activities	(72,898)	91,683
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
Cash Flows from Investing Activities. Net cash used in investing activities for the nine months ended September 29, 2019 was $46.6 million. During the nine months ended September 29, 2019, we used $49.7 million, net of cash acquired, for acquisitions and $7.3 million for capital expenditures, which was partially offset by $10.3 million we received from the sale of publications, real estate and other assets, and insurance proceeds.
Net cash used in investing activities for the nine months ended September 30, 2018 was $150.0 million. During the nine months ended September 30, 2018, we used $155.2 million, net of cash acquired, for acquisitions and $8.0 million for capital expenditures, which was partially offset by $13.2 million we received from the sale of publications, real estate and other assets.
Cash Flows from Financing Activities. Net cash used in financing activities for the nine months ended September 29, 2019 was $72.9 million and was primarily comprised of the payment of dividends of $68.9 million, term loan repayments of

$11.3 million and a $0.7 million purchase of treasury stock, partially offset by net borrowings under the revolving credit facility of $8.0 million.
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
Changes in Financial Position
The discussion that follows highlights significant changes in our financial position and working capital from December 30, 2018 to September 29, 2019.
Accounts Receivable. Accounts receivable decreased $31.0 million, which primarily relates to seasonality and the timing of cash collections, which was partially offset by accounts receivable acquired in business acquisitions in the nine months ended September 29, 2019.
Inventory. Inventory decreased $4.0 million, primarily due to a price decrease in newsprint inventory through a negotiated contract with one vendor, partially offset by inventory acquired in business acquisitions in the nine months ended September 29, 2019.
Operating Lease Right-of-Use Assets. Operating lease right-of-use assets increased $109.2 million due to the adoption of new leasing guidance under FASB ASU 2016-02, “Leases (Topic 842)”.
Other Assets. Other assets increased $2.2 million, which primarily relates to assets acquired in business acquisitions in the nine months ended September 29, 2019.
Current Portion of Long-Term Debt. Current portion of long-term debt decreased $8.0 million due to the April 1, 2019 payment of $8.0 million of debt that was assumed in the Halifax acquisition in 2015.
Current Portion of Operating Lease Liabilities. Current portion of operating lease liabilities increased $15.1 million due to the adoption of new leasing guidance under FASB ASU 2016-02, “Leases (Topic 842)”.
Accounts Payable. Accounts payable increased $4.1 million due to the timing of vendor payments.
Deferred Revenue. Deferred revenue increased $12.7 million, primarily due to acquisitions during the nine months ended September 29, 2019 and timing of racing and other events.
Long-term Operating Lease Liabilities. Long-term operating lease liabilities increased $101.7 million due to the adoption of new leasing guidance under FASB ASU 2016-02, “Leases (Topic 842)”.
Other Long-term Liabilities. Other long-term liabilities decreased $5.3 million, primarily due to a reclassification of accrued lease liabilities due to the adoption of new leasing guidance under FASB ASU 2016-02, “Leases (Topic 842)”.
Deferred Income Taxes. Deferred income taxes increased by $3.9 million, which primarily relates to the reversal of the income tax benefit recorded during the first nine months of 2019, which had been calculated based upon anticipated full year pretax income.
Redeemable Noncontrolling Interest. Redeemable noncontrolling interest decreased $1.0 million, primarily due to the net loss attributable to redeemable noncontrolling interests.
Additional Paid-in Capital. Additional paid-in capital decreased $66.3 million, which resulted primarily from dividends of $68.9 million, partially offset by non-cash compensation expense of $2.5 million.
Accumulated Deficit. Accumulated deficit increased $24.6 million, primarily due to the net loss attributable to New Media.

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
Contractual Commitments
There were no material changes made to our contractual commitments during the period from December 30, 2018 to September 29, 2019.
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
Limitations of Adjusted EBITDA
Adjusted EBITDA has limitations as an analytical tool. It should not be viewed in isolation or as a substitute for GAAP measures of earnings or cash flows. Material limitations in making the adjustments to our earnings to calculate Adjusted EBITDA and using this non-GAAP financial measure as compared to GAAP net (loss) income, include: the cash portion of interest/financing expense, income tax expense (benefit) and charges related to impairment of long-lived assets, which may significantly affect our financial results.

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
We use Adjusted EBITDA as a measure of our day-to-day operating performance, which is evidenced by the publishing and delivery of news and other media and excludes certain expenses that may not be indicative of our day-to-day business operating results. We consider the (gain) loss on early extinguishment of debt to be financing related costs associated with interest expense or amortization of financing fees. Accordingly, we exclude financing related costs such as the early extinguishment of debt because they represent the write-off of deferred financing costs and we believe these non-cash write-offs are similar to interest expense and amortization of financing fees, which by definition are excluded from Adjusted EBITDA. Such charges are incidental to, but not reflective of, our day-to-day operating performance and it is appropriate to exclude charges related to financing activities such as the early extinguishment of debt which, depending on the nature of the financing arrangement, would have otherwise been amortized over the period of the related agreement and does not require a current cash settlement.
The table below shows the reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three months ended				Nine months ended
	September 29, 2019		September 30, 2018		September 29, 2019		September 30, 2018
	(in thousands)
Net (loss) income	$(18,968)		$(5,873)		$(25,708)		$5,169
Income tax expense (benefit)	7,226		(239)		4,929		2,591
Interest expense	10,030		9,115		30,376		26,466
Impairment of long-lived assets	—		1,121		2,469		1,121
Depreciation and amortization	24,482		25,094		68,733		64,276
Adjusted EBITDA	$22,770	(a)	$29,218	(b)	$80,799	(c)	$99,623	(d)

(a)
Adjusted EBITDA for the three months ended September 29, 2019 included net expenses of $22,345, related to transaction and project costs, non-cash compensation, and other expense of $7,402, acquisition costs of $12,181, integration and reorganization costs of $2,160 and a $602 loss on the sale or disposal of assets.

(b)
Adjusted EBITDA for the three months ended September 30, 2018 included net expenses of $14,914, related to transaction and project costs, non-cash compensation, and other expense of $5,331, acquisition costs of $591, integration and reorganization costs of $9,064 and a $72 gain on the sale or disposal of assets.

(c)
Adjusted EBITDA for the nine months ended September 29, 2019 included net expenses of $44,878, related to transaction and project costs, non-cash compensation, and other expense of $16,719, acquisition costs of $15,318, integration and reorganization costs of $9,502 and a $3,339 loss on the sale or disposal of assets.

(d)
Adjusted EBITDA for the nine months ended September 30, 2018 included net expenses of $25,786, related to transaction and project costs, non-cash compensation, and other expense of $14,706, acquisition costs of $1,888, integration and reorganization costs of $13,243 and a $4,051 gain on the sale or disposal of assets.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the nine month period ended September 29, 2019, there were no material changes to the quantitative and qualitative disclosures about market risk that were presented in Item 7A of our Annual Report on Form 10-K for the year ended December 30, 2018.

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
You should carefully consider the following risks and other information in this Quarterly Report on Form 10-Q in evaluating us and our common stock. Any of the following risks could materially and adversely affect our results of operations or financial condition. The risk factors generally have been separated into the following groups: Risks Related to Our Business, Risks Related to Our Manager, Risks Related to the Merger, and Risks Related to Our Common Stock.
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
Our Company primarily generates revenue in three geographic regions: the Northeast, Midwest, and Southeast United States. During the nine months ended September 29, 2019, approximately 28% of our total revenues were generated in four states in the Northeast: Massachusetts, Pennsylvania, New York, and Rhode Island. During the same period, approximately 27% of our total revenues were generated in four states in the Midwest: Ohio, Nebraska, Illinois, and Oklahoma. Also during the same period, approximately 23% of our total revenues were generated in two states in the Southeast: Florida and North Carolina. As a result of this geographic concentration, our financial results, including advertising and circulation revenue, depend largely upon economic conditions in these principal market areas. Accordingly, adverse economic developments within these three regions in particular could significantly affect our consolidated operations and financial results.

Our indebtedness and any future indebtedness may limit our financial and operating activities and our ability to incur additional debt to fund future needs or dividends.
We maintain secured credit facilities under a credit agreement with a syndication of lenders, including a term loan facility and a revolving credit facility. The term loan facility expires on July 14, 2022 and the revolving credit facility expires on July 14, 2021. Maximum borrowings under the revolving credit facility, including letters of credit, total $40 million. As of September 29, 2019, there were outstanding borrowings against the term loan facility and revolving credit facility totaling $434.0 million and $8.0 million, respectively. As of September 29, 2019, there were $0.5 million letters of credit issued against the revolving credit facility. As of September 29, 2019, the Company had $31.5 million of borrowing availability under the revolving credit facility.
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
We have announced our intent to distribute a portion of our free cash flow generated from operations or other sources as a dividend to our stockholders, through a quarterly dividend, subject to satisfactory financial performance, approval by our Board of Directors and dividend restrictions in the New Media Credit Agreement. The Board of Directors’ determinations regarding dividends will depend on a variety of factors, including the Company’s GAAP net income, free cash flow generated from operations or other sources, liquidity position and potential alternative uses of cash, such as acquisitions, as well as economic conditions and expected future financial results. Although we recently declared a third quarter 2019 dividend of $0.38 per share of Common Stock, paid a second quarter 2019 cash dividend of $0.38 per share and have paid regularly quarterly dividends since the third quarter of 2014, there can be no guarantee that we will continue to pay dividends in the future or that this recent dividend is representative of the amount of any future dividends. Our ability to declare future dividends will depend on our future financial performance, which in turn depends on the successful implementation of our strategy and on financial, competitive, regulatory, technical and other factors, general economic conditions, demand and selling prices for our products and other factors specific to our industry or specific projects, many of which are beyond our control. Therefore, our ability to generate free cash flow depends on the performance of our operations and could be limited by decreases in our profitability or increases in costs, capital expenditures or debt servicing requirements.
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
At September 29, 2019 the carrying value of our goodwill is $328.5 million, the carrying value of mastheads is $117.7 million, and the carrying value of our amortizable intangible assets is $347.4 million. The indefinite-lived assets (goodwill and mastheads) are subject to annual impairment testing and more frequent testing upon the occurrence of certain events or significant changes in our circumstances that indicate all or a portion of their carrying values may no longer be recoverable, in which case a non-cash charge to earnings may be necessary in the relevant period. We may subsequently experience market pressures which could cause future cash flows to decline below our current expectations, or volatile equity markets could negatively impact market factors used in the impairment analysis, including earnings multiples, discount rates, and long-term growth rates. Any future evaluations requiring an asset impairment charge for goodwill or other intangible assets would adversely affect future reported results of operations and shareholders’ equity.

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
Our pension and postretirement plans were underfunded by $23.7 million at September 29, 2019. Our pension plans invest in a variety of equity and debt securities. Future volatility and disruption in the equity and bond markets could cause declines in the asset values of our pension plans. In addition, decreases in the discount rate used to determine minimum funding requirements could result in increased future contributions. If either occurs, we may need to make additional pension contributions above what is currently estimated, which could reduce the cash available for our businesses.
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
As of September 29, 2019, we employed 9,873 employees, of whom 1,095 (or approximately 11.1%) were represented by 43 unions. 78% of the unionized employees are in four states: Ohio, Rhode Island, Massachusetts and Illinois and represent 31%, 21%, 13% and 13% of all our union employees, respectively.
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
Concurrently with our entry into the Merger Agreement, we and the Manager amended the Management Agreement, effective as of the closing of the Merger. Refer to Management's Discussion and Analysis and to Note 2 to the unaudited condensed consolidated financial statements included herein, "Acquisitions," for further information on the terms of the amended Management Agreement.
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
Concurrently with our entry into the Merger Agreement, we and the Manager amended the Management Agreement, effective as of the closing of the Merger. Refer to Management's Discussion and Analysis and to Note 2 to the unaudited condensed consolidated financial statements included herein, "Acquistions," for further information on the terms of the amended Management Agreement.
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
Concurrently with our entry into the Merger Agreement, we and the Manager amended the Management Agreement, effective as of the closing of the Merger. Refer to Management's Discussion and Analysis and to Note 2 to the unaudited condensed consolidated financial statements included herein, "Acquisitions," for further information on the terms of the amended Management Agreement.
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
Risks Related to the Merger
New Media and Gannett may be unable to satisfy the remaining conditions required to complete the Merger, and any delay in completing the Merger could diminish the anticipated benefits of the Merger. Failure to complete the Merger could adversely impact the market price of our shares as well as our business and operating results.

The consummation of the Merger (described under the heading “Agreement and Plan of Merger with Gannett” in Note 2 to the unaudited condensed consolidated financial statements, “Acquisitions,” and in Management's Discussion and Analysis herein) is subject to certain closing conditions, including approval by Gannett’s stockholders and New Media’s stockholders (in the case of the New Media stockholder approval, disregarding any shares held by certain affiliates of Fortress) and other customary closing conditions. Although New Media and Gannett have received certain antitrust approvals required to complete the Merger, New Media cannot make any assurances that the Merger will be consummated on the terms or timeline currently contemplated, or at all.
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
Furthermore, the percentage ownership in New Media may be diluted in the future because of additional equity awards that we expect will be granted to our Manager pursuant to our Management Agreement. Upon the successful completion of an offering of shares of our Common Stock or any shares of preferred stock, we shall pay and issue to our Manager options to purchase our Common Stock equal to 10% of the number of shares sold in the offering, with an exercise price equal to the offering price per share paid by the public or other ultimate purchaser in the offering. As of September 29, 2019, there are 2,904,811 options outstanding at a weighted average exercise price of $13.82.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Approximate Number of Shares that May Yet Be Purchased Under the Plan or Programs
July 1, 2019 through August 4, 2019	1,599	(1)	$10.35	—	8,960,774
August 5, 2019 through September 1, 2019	—		$—	—	8,960,774
September 2, 2019 through September 29, 2019	—		$—	—	8,960,774
Total	1,599			—
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
On October 30, 2019, GateHouse Media, LLC, GateHouse Media Operating, LLC (together with GateHouse Media, LLC, “GateHouse”) and Kirk A. Davis, the Chief Operating Officer of the Company and President and Chief Executive Officer of GateHouse, entered into an amendment (the “Amendment”) to the Employment Agreement by and between GateHouse and Mr. Davis, dated as of January 9, 2009, as amended (the “Employment Agreement”). The Amendment will become effective upon the earlier of (i) the closing of the Merger, (ii) Mr. Davis’s termination of employment by GateHouse, other than for “cause” (as defined in the Employment Agreement) and (iii) July 21, 2020.
The Amendment modifies certain of Mr. Davis’s severance rights in the event of Mr. Davis’s termination of employment without “cause” or his resignation for “good reason” (as defined in the Employment Agreement), in each case, other than during the 18-month period following a “change of control” (as defined in the Employment Agreement). Pursuant to the Amendment, in the event of such a qualifying termination and subject to the execution of a release of claims against GateHouse and its affiliates and Mr. Davis’s compliance with the restrictive covenants set forth in the Employment Agreement, Mr. Davis will be entitled to (i) a cash severance payment equal to $1.4 million, payable in 26 bi-weekly installments, (ii) immediate vesting of all his unvested restricted stock awards and (iii) a lump-sum payment of $25,000 to assist him with obtaining other employment. In addition, Mr. Davis will continue to be eligible to receive subsidized premium payments for health continuation coverage for up to 12 months following such termination. All other terms and conditions of the Employment Agreement will remain in full force and effect.
The foregoing description of the Amendment is not complete and is qualified in its entirety by reference to the Amendment, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.
Mr. Davis will be departing the Company effective as of the earlier of the closing date of the Merger and December 31, 2019 and he will receive the severance described above.  Mr. Davis's planned departure is not in connection with any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

Item 6.	Exhibits
See Index to Exhibits on page 58 of this Quarterly Report on Form 10-Q.

Exhibit No.	Description
** 2.1
Agreement and Plan of Merger, dated as of August 5, 2019, by and among New Media Investment Group Inc., Gannett Co., Inc., Arctic Holdings LLC and Arctic Acquisition Corp. (incorporated by reference to Exhibit 2.1 to New Media Investment Group Inc.'s Current Report on Form 8-K, filed August 6, 2019)

2.2
Amendment No. 1 to Agreement and Plan of Merger, dated as of October 29, 2019, by and among New Media Investment Group Inc., Gannett Co., Inc., Arctic Holdings LLC and Arctic Acquisition Corp. (incorporated by reference to Exhibit 2.1 to New Media Investment Group Inc.'s Current Report on Form 8-K, filed October 30, 2019)

* 10.1	Amendment to Employment Agreement among Kirk Davis, GateHouse Media, LLC, and GateHouse Media Operating, LLC, dated October 30, 2019 (included herewith)

* 31.1	Rule 13a-14(a)/15d-14(d) Certification of Principal Executive Officer under the Securities Exchange Act of 1934 (included herewith).

* 31.2	Rule 13a-14(a)/15d-14(d) Certification of Principal Financial Officer under the Securities Exchange Act of 1934 (included herewith).

* 32.1	Section 1350 Certifications (included herewith).

* 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

* 101.SCH	XBRL Taxonomy Extension Schema

* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

* 101.DEF	XBRL Taxonomy Extension Definition Linkbase

* 101.LAB	XBRL Taxonomy Extension Label Linkbase

* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

NEW MEDIA INVESTMENT GROUP INC.

Date: October 31, 2019	/s/ Michael E. Reed
Michael E. Reed
Chief Executive Officer
(Principal Executive Officer)