Form 10-K
period 2019-12-31
Gannett Co., Inc.
filed 2020-03-02
CIK 1579684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 001-36097
GANNETT CO., INC.
(Exact name of registrant as specified in its charter)

Delaware			38-3910250
(State or Other Jurisdiction of Incorporation or Organization)			(I.R.S. Employer Identification No.)

7950 Jones Branch Drive,	McLean,	Virginia	22107-0910
(Address of principal executive offices)			(Zip Code)
Registrant's telephone number, including area code: (703) 854-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	GCI	The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (Check box if no delinquent filers). ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
						Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant's Common Stock as reported on The New York Stock Exchange on June 28, 2019 was approximately $554,534,789. The registrant has no non-voting common equity.
As of February 26, 2020, 131,005,654 shares of the registrant's Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant's Annual Meeting of Stockholders for 2020 is incorporated by reference in Part III to the extent described therein.

INDEX TO GANNETT CO., INC.
2019 FORM 10-K

PART I

ITEM 1. BUSINESS

Overview

Gannett Co., Inc. ("Gannett", "we", "us", "our", or "the Company") is an innovative, digitally focused media and marketing solutions company committed to fostering the communities in our network and helping them build relationships with their local businesses. Until November 19, 2019, our corporate name was New Media Investment Group Inc. ("New Media") and Gannett Co, Inc. was a separate publicly traded company. On November 19, 2019, New Media completed its acquisition of Gannett Co., Inc. (which was renamed Gannett Media Corp. and is referred to herein as “Legacy Gannett”). In connection with the acquisition, New Media changed its name to Gannett Co., Inc. and assumed Legacy Gannett's ticker symbol "GCI" (having previously traded under "NEWM").

As a result of the acquisition, historical results for fiscal years 2018 and prior are those of legacy New Media only while fiscal year 2019 represents legacy New Media’s results up to and through the date of the acquisition plus the new consolidated company’s results of operations for the approximately six-week period between the date of acquisition and fiscal year end.

Our current portfolio of media assets includes USA TODAY, local media organizations in 46 states in the U.S. and Guam, and Newsquest, a wholly owned subsidiary operating in the United Kingdom ("U.K.") with more than 140 local media brands. Gannett also owns the digital marketing services companies ReachLocal, Inc. ("ReachLocal"), UpCurve, Inc. ("UpCurve"), and WordStream, Inc. ("WordStream") and runs the largest media-owned events business in the U.S., GateHouse Live.

Through USA TODAY, our local property network, and Newsquest, Gannett delivers high-quality, trusted content where and when consumers want to engage with it on virtually any device or platform. Additionally, the Company has strong relationships with hundreds of thousands of local and national businesses in both our U.S. and U.K. markets due to our large local and national sales forces and a robust advertising and marketing solutions product suite. The Company reports in two operating segments, Publishing and Marketing Solutions, plus a corporate and other category. A full description of our segments is included in Note 14 — Segment reporting of the notes to the consolidated financial statements.

The Company has made both internal and external investments to align with the shift in spending habits to digital products by both consumers and marketers. In 2019, total digital advertising and marketing services revenues were $263.0 million, or 14% of total company revenues. Our U.S. media network, which includes USA TODAY and our local properties, has more than 3,850 journalists and approximately 150.0 million(a) unique visitors as of January 2020 who access content through desktops, smartphones, and tablets. In the U.K., Newsquest is a publishing and digital leader with approximately 800 journalists and a network of web sites that attracts over 26.2 million(b) unique visitors monthly.

Publishing Segment

Our publishing segment is comprised of the following core products:

•	261 daily newspapers, including USA TODAY and our local property network in the U.S. and Guam, with total paid circulation of over 2.5 million and Sunday circulation of 3.3 million;

•	302 weekly newspapers (published up to three times per week) with total circulation of approximately 1.7 million;

•	383 locally-focused websites, which extend our businesses onto digital platforms;

•	USA TODAY Group, which includes USATODAY.com and its mobile applications, our sports network (owned and operated and affiliate), and Reviewed.com, an affiliate marketing business;

•	143 daily and weekly newspapers and 32 magazines in the U.K. and related digital platforms;

•	74 business publications through BridgeTower Media with circulation of over 323,000; and

•	Our community events platform, GateHouse Live.

In addition to our core products, we also opportunistically produce niche publications that address specific local market interests such as recreation, sports, healthcare, and real estate. Many of our publications are located in small and mid-size markets where we are often the primary provider of comprehensive local market news and information. Our content is primarily devoted to topics we believe are highly relevant and of interest to our audiences such as local news and politics, community and regional events, youth sports, opinion and editorial pages, local schools, obituaries, weddings, and police reports.

More than 80% of our daily newspapers have been published for more than 100 years. We believe the longevity of our publications demonstrates the value and relevance of the local information we provide and has created a strong foundation of reader loyalty and a highly-recognized media brand name in each community we serve.

Since its introduction in 1982, USA TODAY has been a cornerstone of the national news landscape under its recognizable and respected brand. It also serves as the foundation for our newsroom network, the USA TODAY NETWORK, which allows for content sharing capabilities across our local and national markets. In 2018, the USA TODAY NETWORK was awarded three Pulitzer Prizes for local reporting, editorial writing, and explanatory journalism, highlighting our ability to integrate in-depth reporting and cutting-edge technology.

The scale of our consumer audience across our publishing business makes us an attractive marketing partner to various national and local businesses trying to reach consumers. We are the leading newspaper publisher in the U.S. in terms of circulation and have the fifth largest digital audience in the News and Information category based on January 2020 Comscore Media Metrics; per those metrics, our content reaches more people digitally than Fox News, CBSnews.com, New York Times Digital, BuzzFeed.com, or WashingtonPost.com.(a)

•
At our U.S. local property network, the average daily print readership is approximately 10.3 million on Sundays and 7.6 million daily Monday through Saturday, while the digital audience reached 65.9 million(a) unique visitors in January 2020. At USA TODAY, print readership averages around 2.5 million daily Monday to Friday, while the digital audience reached approximately 98.3 million(a) unique visitors in January 2020. While our print audience tends to skew to an older demographic, our digital audience skews younger as evidenced by 53%(a) of the total U.S. digital millennial audience (ages 18 - 34) accessing our local property network and USA TODAY NETWORK content monthly.

•
In the U.K., our wholly-owned subsidiary Newsquest has a total average print readership of over 5.6 million every week. Newsquest’s digital audience in 2019 had an average of 26.2 million(b) monthly unique users.

The Publishing segment generates revenue primarily through advertising and subscriptions to our print and digital publications and to a lesser extent commercial printing and distribution, events, marketing, and data services. USA TODAY and our local property network have developed an efficient operating model utilizing integrated shared support for back-office operations such as financial services and accounting, content design and layout services, print and digital creative development, and certain sales and service platforms. This model also serves as a point of leverage and synergy opportunity with respect to businesses acquired by the Company, including the acquisition of Legacy Gannett.

Advertising: In 2019, Publishing segment advertising and marketing services revenues of $897.6 million comprised 50% of total Publishing segment revenues, down from 52% in 2018. We track our print advertising in three primary categories: local, national, and classified. Below are descriptions of the three categories:

•
Local advertising is associated with local merchants or locally owned businesses. Ads run in our print products, such as our daily or non-daily publications, and are either run-of-press (ROP) or preprinted inserts (typically stand-alone, multiple page fliers inserted into daily and Sunday print products).

•
National advertising is principally associated with advertisers who are promoting national products or brands. Examples are retailers, commercial banks, airlines, and telecommunications. It also includes national brands that advertise in our local markets. Similar to local, ads are either ROP or preprints.

•
Classified advertising includes the major categories of legal, obituaries, automotive, employment, and real estate or rentals. Advertising for classified segments is published in the classified sections or other sections within the publication and in certain magazines.

We split our digital advertising and marketing services revenues into three main categories: digital media, digital classified, and digital marketing services. Below are descriptions of these three categories:

•	Digital media represents all display advertising either delivered on our products or off-platform on partner channels such as Facebook Instant Articles and Apple News.

•
Digital classified encompasses digital advertising revenues associated with our classified partnerships including auto (cars.com) and employment (PandoLogic, ZipRecruiter) as well as real estate, legal, and obituaries.

•	Digital marketing services represents the suite of ReachLocal, UpCurve, and WordStream products being offered in our local markets as well as e-mail marketing.

Our advertising teams employ a multi-platform approach to advertising sales under the LOCALiQ brand, which can be specifically tailored to the individual needs of advertisers from small, locally-owned merchants to large, complex businesses. We believe local and national advertisers find it challenging to manage the complexity of their media budgets, particularly on the digital side, and are seeking to reach a shifting audience while also desiring to influence attitudes and behavior at each stage of the purchase path. Our diverse sales force, unique industry scale, and broad portfolio of print and digital products position us well to solve these challenges. Through our media planning process, we present advertisers with targeted, integrated solutions that help advertisers reach this shifting audience.

Our advertising revenues are subject to moderate seasonality due primarily to fluctuations in advertising volumes. Our advertising revenues for Publishing are typically highest in the company's fourth quarter due to holiday and seasonal advertising and lowest in the first quarter following the holiday season. The volume of advertising sales in any period is also impacted by other external factors such as competitors' pricing, advertisers' decisions to increase or decrease their advertising expenditures in response to anticipated consumer demand, and general economic conditions.

Circulation: In 2019, Publishing segment circulation revenues of $704.8 million comprised 39% of total Publishing segment revenues, up from 38% in 2018. In a trend generally consistent within the domestic publishing industry, print circulation volumes declined in 2019. Circulation revenues in the U.S. are derived from our All Access Content Subscription Model, single-copy sales, hotel sales, and digital-only subscriptions. Circulation revenues at Newsquest are more centered on single-copy sales, with a large portion of weekly paid-for titles and free titles as compared to our U.S. publications.

Our All Access Content Subscription Model in our local markets includes access to our content via multiple platforms including websites, smartphone and tablet applications, and e-newspapers, with subscription prices that vary according to the frequency of delivery of the print edition. Also available to subscribers are digital-only or digital-plus Sunday subscriptions. We currently have approximately 1.7 million digitally activated subscribers via our All Access Content Subscription Model. We offer our customers EZ Pay, a payment system which automatically deducts subscription payments from customers' credit cards or bank accounts; we see better subscriber retention with our EZ Pay customers. At the end of 2019, EZ Pay was used by 54% of all subscribers across our U.S. local property network (not including USA TODAY).

Growing our digital-only subscribers is a strategic priority and, in 2019, our digital-only subscribers increased by 25% on a consolidated company basis to approximately 812,000. Our primary digital subscriber acquisition strategies include on-site promotion, e-mail marketing, social marketing, and event marketing. A variety of pricing strategies are used throughout the year, including discounted introductory periods and sales, to encourage trial and habituation before transitioning to the full price rate. In the U.S. local markets, approximately 82% of circulation revenue is derived from our All Access Content Subscription Model and digital-only subscriptions.

In addition to the subscription model in our U.S. local markets, single-copy print editions continue to be sold at retail outlets and account for approximately 10% of daily and 19% of Sunday net paid circulation volume. Approximately 14% of net paid circulation volumes of USA TODAY are generated by single-copy sales at retail outlets, vending machines, or hotels that provide copies to their guests. The remainder is generated by home and office delivery, mail, educational, and other sales.

Production and Distribution: Gannett Publishing Services (GPS) owns and operates 72 print facilities. Our print facilities produce nine publications on average and are generally located within 60 miles of the communities served. By clustering our production resources or outsourcing where cost beneficial, we are able to reduce the operating costs of our publications while increasing the quality of our small and mid-size market publications that would typically not otherwise have access to high quality production facilities. We also believe we are able to reduce future capital expenditure needs by having fewer overall pressrooms and buildings. We believe our superior production quality is critical to maintaining and enhancing our position as the leading provider of local news coverage in the markets we serve. As other print media businesses look to reduce costs, we believe we have the opportunity to leverage our unutilized press time to grow our commercial print customer base and revenue.

GPS leverages our existing assets, including employee talent and experience, physical plants and equipment, and our vast national and local distribution networks. GPS is particularly focused on maximizing our geographic footprint to most efficiently produce and transport our printed product. GPS is responsible for internal and external printing, packaging, and distribution. The distribution of our daily newspapers is typically outsourced to independent, locally based, third-party distributors that also distribute a majority of our weekly newspapers and non-newspaper publications. We continuously evaluate lower cost options for newspaper delivery. In addition, certain of our shopper and weekly publications are delivered via the U.S. Postal Service.

Newsquest operates its publishing activities in a similar manner to GPS, through regional centers to maximize the use of management, finance, printing, and personnel resources. This regional approach allows the business to leverage a variety of back-office and administrative activities to optimize financial results and enables the group to offer readers and advertisers a range of attractive products across the market.

Events: GateHouse Live, our events and promotions business, was started in late 2015 by leveraging our local brands to create world-class events in the markets we serve. In 2019, GateHouse Live produced over 479 events with a collective attendance over 2.2 million for the consolidated company. Among our core event offerings are a variety of themed expos focused on target audiences, including men, women, seniors, and young families. Other signature event series produced across many of our markets include the nation's largest high school athlete recognition program and the official community's choice awards for dozens of markets across the country. We are one of the largest producers of endurance events in North America and are the largest race timing company in the U.S. GateHouse Live also offers white label event services for retailers and other media companies.

Competition: Our U.S. and U.K. publishing operations and affiliated digital platforms compete with other media and digital companies for advertising and marketing spend. Our publishing operations also compete for circulation and readership against other news and information outlets and amateur content creators. Each of our publications compete for advertising revenue to varying degrees with traditional media outlets such as direct mail, yellow pages, radio, outdoor advertising, broadcast and cable television, magazines, local, regional and national newspapers, shoppers, and other print and online media sources, including local blogs. We also increasingly compete with new digital and social media companies for advertising revenue.

Development of opportunities in, and competition from, digital media, including web sites, tablet, mobile, and social products continues to increase. As such, there is very little barrier to entry and limited capital requirements for new companies to enter the market with competitive digital products. The Company will continue to expand its audience reach in the digital media industry through internal audience development efforts, content distribution programs, acquisitions, and partnerships to protect its audience market share. Additionally, the Company will continue to improve its suite of advertising and marketing services products through both internal development, acquisitions, and partnerships to protect its advertising market share.

Environmental Regulation: The Company is committed to protecting the environment. Our goal is to ensure our production and distribution facilities comply with federal, state, local, and foreign environmental laws and to incorporate appropriate environmental practices and standards in our operations. We are one of the industry leaders in the use of recycled newsprint. During 2019, 12% of our domestic newsprint purchases contained recycled content, with average recycled content of 34%.

Our operations use inks, solvents, and fuels. The use, management, and disposal of these substances are sometimes regulated by environmental agencies. We retain a corporate environmental legal consultant who, along with internal and outside counsel, provides counsel on regulatory compliance and preventive measures. We believe we are in substantial compliance with all applicable laws and regulations for the protection of the environment and the health and safety of our employees based upon existing facts presently known to us. Compliance with federal, state, and local environmental laws and regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes, and other related activities has had, and will continue to have, an impact on our operations but has been accomplished to date without having a material adverse effect on its operations. While it is difficult to estimate the timing and ultimate costs to be incurred due to uncertainties about the status of laws, regulations, and technology, based on information currently known to us and insurance procured with respect to certain environmental matters, we do not expect environmental costs or contingencies to be material or to have a material adverse effect on our financial performance. Our operations involve risks in these areas, however, and we cannot assure we will not incur material costs or liabilities in the future which could adversely affect us.

Raw Materials: Newsprint, which is the basic raw material used in our print publications, has been and may continue to be subject to significant price changes from time to time. For example, in the first half of 2018, many Canadian producers were subjected to significant anti-dumping and countervailing duties upon importation of newsprint into the U.S. which resulted in higher newsprint prices and tighter supply from the Canadian producers. Prices ultimately came down in the second half of the year as the duties were eliminated by the International Trade Commission in September 2018, but this example serves as a reminder of the price and supply volatility that can impact the market. Our ability to supply the needs of our publishing operations depends upon the continuing availability of newsprint at an acceptable price, and the results of operations of our Publishing segment may be impacted significantly by changes in newsprint prices. We generally maintain only a 45 to 55-day inventory of newsprint. The availability and price of newsprint is subject to numerous risks and uncertainties, which are described more fully under “Risk Factors” in this Annual Report on Form 10-K.

We purchase newsprint primarily from 15 domestic and global suppliers. During 2019, our total newsprint consumption was approximately 135,115 metric tons, including consumption by our owned and operated print sites, third-party printing sites, and Newsquest. Newsprint consumption in 2019 was 15% greater than in 2018 primarily due to the acquisition of Legacy Gannett.

Joint Operating Agencies: Our publishing subsidiaries in Detroit and York each participate in a joint operating agency (JOA). In each instance, the JOA performs the production, sales, distribution, and back office functions for our subsidiaries and the publisher of another publication pursuant to a joint operating agreement. Operating results for the Detroit and York JOAs are fully consolidated along with a charge for the minority partners' share of profits.

Marketing Solutions Segment

The mission of our Marketing Solutions segment is to deliver customers to local businesses. It is comprised of three brands today:

•	ReachLocal, which was founded in 2004 and acquired by Legacy Gannett in 2016, helps local businesses advertise online to find those customers;

•
UpCurve, which was launched at GateHouse Media in 2012, has two main businesses: ThriveHive, which provides guided marketing solutions for small and medium businesses, and UpCurve Cloud and W-Systems, which provide cloud-based products with expert guidance and support; and,

•
WordStream, which was acquired by Legacy Gannett in 2018, is a provider of cloud-based software-as-a-service (SaaS) solutions for local and regional businesses and agencies to optimize their digital advertising campaigns.

We believe local businesses want a single, unified solution to solve their digital marketing needs. Our digital marketing solutions consist of products and solutions in two categories: digital advertising (including search engine marketing, social advertising, and display advertising) and subscription solutions (including software solutions such as lead conversion software, cloud-based software for customer relationship and workflow management, and presence solutions such as websites, search engine optimization, listings management, and live chat).

Products: Our digital advertising products include our search engine marketing ("SEM") solution that combines search engine marketing optimized across multiple publishers, call tracking and call recording services, and industry leading campaign performance transparency. Our SEM offering is a leading product for local businesses and has won numerous awards since its rollout, including sixteen different awards in 2019 related to our platform and specific vertical campaigns. It is optimized for local markets in each of the locations in which our Marketing Solutions segment operates. Search engine marketing accounted for 71% of our Marketing Solutions segment’s revenue for the year ended December 31, 2019.

We also offer online advertising products focused on maximizing local businesses’ exposure by displaying their ads on websites that, in the aggregate, reach more than 90% of the U.S. online audience. We offer a Facebook advertising solution that incorporates our proprietary goal-based smart optimization. Our display products include a retargeting solution to target consumers who have previously visited a specific client's website through one of our digital advertising campaigns or who have previously searched for a client's keywords and other display products. These products are generally available in North America and selectively available in ReachLocal's international markets.

Our subscription solutions include our WordStream and ThriveHive software and related services that enable our clients to optimize their own digital advertising campaigns ("do-it-yourself"). Our lead conversion software is a marketing automation platform that includes tools for capturing web traffic information and converting leads into new customers for clients. We provide clients with tools designed to significantly improve their conversion of leads to customers and help clients stay top-of-mind during the prospect's decision-making process by using integrated marketing automation to send new prospects targeted e-mails and alerts to the client's staff reminding them to follow up on each lead. Our lead conversion software also provides reports to show clients how many leads they are getting from each marketing source and other important business insights. We also offer additional cloud-based software solutions, as a channel partner, that include a customer relationship management solution tailored for small and medium sized businesses, a market-leading collaboration and productivity tool, and voice-over-IP software. Our software solutions are available in North America and our lead conversion software is available in all of our markets.

Our subscription solutions also include presence solutions, including websites, search engine optimization, live chat, listings management, store locator, and other products and solutions, all focused on expanding and leveraging clients' web presence. Often, these products are designed to work in concert with our digital advertising products with a goal of enhancing clients’ marketing return on investment. These products are generally available in North America and selectively available in our international markets.

Distribution: We deliver our suite of products and solutions to local businesses through a combination of our proprietary technology platform, our sales force, and select third-party agencies and resellers. Our Marketing Solutions segment has sales operations in the United States, Canada, Australia, and New Zealand. Approximately 98% of revenues are derived in North America and the remaining 2% from other international markets. All Marketing Solutions segment revenues are digital revenues.

Competition: The market for local online advertising solutions is intensely competitive and rapidly changing. The market is highly fragmented as there are a number of smaller companies which provide internet marketing services at highly competitive prices and, increasingly, we compete with vertical-specific SMB marketing providers who offer solutions tailored for specific verticals. In addition, the online publishers that we utilize for clients, such as Google, Yahoo!, and Microsoft, generally offer their products and services through self-service platforms. Many traditional offline media companies also offer online advertising solutions and have large, direct sales forces and digital publishing properties. With the introduction of new technologies and market entrants, we expect competition to intensify in the future.

Amended and Restated Management Agreement

We are externally managed and advised by FIG LLC ("the Manager"), an affiliate of Fortress Investment Group LLC ("Fortress") pursuant to a management agreement. On August 5, 2019, in connection with the entry into the agreement to acquire Legacy Gannett, the Company and the Manager entered into the Amended and Restated Management and Advisory Agreement (the “Amended Management Agreement”), which became effective upon the closing of the acquisition on November 19, 2019. The Amended Management Agreement (i) established a termination date for the Manager’s services of December 31, 2021, in lieu of annual renewals of the term; (ii) reduced the “incentive fee” payable under the Amended Management Agreement from 25% to 17.5% for the remainder of the term; (iii) reduced by 50% the number of options that would otherwise be issuable in connection with the issuance of shares as consideration for the acquisition, and imposed a premium on the exercise price; (iv) eliminated the Manager’s right to receive options in connection with future equity raises by the Company; and (v) eliminated certain payments otherwise due at or after the end of the term of the prior management agreement.

In connection with entering into the Amended Management Agreement and the consummation of the acquisition, the Company issued to the Manager 4,205,607 shares of Company Common Stock and granted to the Manager options to acquire 3,163,264 shares of Company Common Stock. The Manager is restricted from selling the issued shares until the expiration of the Amended Management Agreement, or otherwise upon a change in control and certain other extraordinary events. The options will have an exercise price of $15.50 and become exercisable upon the first trading day immediately following the first 20 consecutive trading day period in which the closing price of the Company Common Stock (on its principal U.S. national securities exchange) is at or above $20 per share (subject to adjustment) and also upon a change in control and certain other extraordinary events.

Upon expiration of the term of the Amended Management Agreement, the Manager will cease providing external management services to the Company, and the Manager will no longer be the employer of the person serving in the role of Chief Executive Officer of the Company.

Strategy

Gannett’s vision is to become essential to consumers and marketers seeking meaningful connections with their communities across print, digital, and other channels. We are committed to a business strategy that drives audience growth and engagement by delivering deeper content experiences to our audience while offering the products and marketing expertise our advertisers desire. The execution of this strategy should allow the company to continue its evolution from a more traditional print media business to a digitally focused media and marketing services business.

We intend to create stockholder value through a variety of factors including organic growth driven by our consumer and business-to-business strategies as well as through paying down the debt assumed to consummate the acquisition. However, there is no guarantee we will be able to accomplish any of these strategic initiatives. We intend to distribute a portion of our free cash flow generated from operations and other sources as a dividend to stockholders through a quarterly dividend, subject to satisfactory financial performance, approval by our Board of Directors, and dividend restrictions in the Gannett Credit Agreement. The Board of Directors’ determinations regarding dividends will depend on a variety of factors, including the Company’s GAAP net income, free cash flow generated from operations or other sources, liquidity position, and potential alternative uses of cash such as acquisitions as well as economic conditions and expected future financial results. The key elements of our strategy include:

Leverage nationwide scale and local presence to expand and deepen our relationships with consumers. The broad reach of our newsroom network, linking leading national journalism at USA TODAY, our local property network in 46 states in the U.S. and Guam, and Newsquest in the U.K. with more than 140 local media brands, gives us the ability to deepen our relationships with consumers at a national and local level. We bring consumers the local news and information that impacts their day-to-day lives while keeping them informed of the national events that impact their country. This local content is not readily obtainable elsewhere, and we are able to deliver that content to our customers across multiple print and digital platforms. As such, a key element of our consumer strategy is growing our paid digital-only subscriber base and over time increasing our pricing.

Accelerate the growth of our digital marketing services and events businesses. With the completion of our acquisition of Legacy Gannett in November 2019, our Company is now of significant digital scale, with unique reach at both the national and local community levels. We plan to leverage the best practices and go-to-market strategies that both prior companies employed to continue to aggressively expand our digital marketing services business into our local markets, both domestically and internationally. Given our extensive client base and volume of digital campaigns, we will also use data and insights to offer new and dynamic advertising products that can deliver superior results. Our events business will also be able to scale across the Legacy Gannett markets and innovate around new events with broader scale.

Deliver acquisition synergies and continue to operate our traditional businesses more efficiently. Our acquisition of Legacy Gannett creates a large opportunity to rationalize the cost base of the consolidated company, while also investing in journalism and digital product development, both critical to our transformation. Key areas of synergy opportunity include manufacturing and distribution consolidations, back office rationalization, regionalization of sales and content management, and technology systems integration. We will also continue to drive the profitability of our traditional print operations through economies of scale, process improvements, and optimizations. We will also explore outsourcing certain business functions to reduce costs.

Challenges

As a publisher of locally-based print and online media, we face a number of challenges, including the risks that:

•	The growing shift within the publishing industry from traditional print media to digital may compromise our ability to generate sufficient advertising revenues;

•	Investments in growing our digital and marketing services and events business may not be successful, which could adversely affect our results of operations; and

•	Our advertising and circulation revenues may further decline if we are unable to compete effectively with other companies in the local media industry.

For more information about Gannett’s risks and challenges, see “Risk Factors” under Item 1A of this Annual Report on Form 10-K.

Employees

As of December 31, 2019, we employed 21,255 employees in the U.S. Approximately 13% of those employed by us in the U.S. are represented by labor unions, most of which are affiliated with one of seven international unions. As of December 31, 2019, there were approximately 73 collective bargaining agreements covering union personnel. Our U.K. subsidiaries bargain with two unions over working practices, wages, and health and safety issues only. There were approximately 3,200 employees outside of the U.S., including approximately 2,600 employed by Newsquest in the U.K. Most of our unionized employees work under collective bargaining agreements that are under negotiation or will expire in 2022. We believe relations with our employees are generally good, and we have had no work stoppages at any of our publications.

Corporate Governance and Public Information

The address of Gannett’s website is http://www.gannett.com/. Stockholders can access a wide variety of information on Gannett’s website, under the “Investor Relations” tab, including news releases, SEC filings, information Gannett is required to post online pursuant to applicable SEC rules, newspaper profiles, and online links. Gannett makes available via its website all filings it makes under the Securities and Exchange Act of 1934, as amended, including Forms 10-K, 10-Q, and 8-K, as well as any related amendments as soon as reasonably practicable after they are filed with, or furnished to, the SEC. All such filings are available free of charge. Neither the content of Gannett’s corporate website nor any other website referred to in this report are incorporated by reference into this report unless expressly noted. Gannett’s filings are available on the SEC website at www.sec.gov free of charge.

References

(a) Comscore Media Metrics

(b) Adobe Analytics

Major Publications and Markets We Serve

Products

Our traditional media product mix consists of four publication types: (i) daily newspapers, (ii) weekly newspapers, (iii) shoppers, and (iv) niche and business publications. Most of these publications have a digital presence as discussed in the following table. Some of the key characteristics of each of these types of publications are also summarized in the table below:

	Daily Newspapers	Weekly Newspapers	Shoppers	Niche and Business Publications
Cost:	Paid	Paid and free	Paid and free	Paid and free
Distribution:	Distributed four to seven days per week	Distributed one to three days per week	Distributed weekly	Distributed on a weekly, bi-weekly, monthly, quarterly, or annual basis
Format:	Printed on newsprint, folded	Printed on newsprint, folded	Printed on newsprint, folded, or booklet	Printed on newsprint or glossy, folded, booklet, magazine, or book
Content:	Editorial (local news and coverage of community events, some national headlines) and ads (including classifieds)	Editorial (local news and coverage of community events, some national headlines for smaller markets which cannot support a daily newspaper) and ads (including classifieds)	Almost 100% ads, primarily classifieds, display, and inserts
Niche content and targeted ads (e.g., city guides, tourism guides, directories, calendars, and special interest publications focused on segments including real estate, cyber security, health care, legal, and small businesses)

Income:	Revenue from advertisers, subscribers, rack/box sales	Paid: Revenue from advertising, subscribers, rack/box sales Free: Advertising revenue only, provide 100% market coverage	Paid: Revenue from advertising, rack/box sales Free: Advertising revenue only, provide 100% market coverage	Paid: Revenue from advertising, rack/box sales Free: Advertising revenue only
Internet Availability:	Maintain locally oriented websites, mobile sites, and mobile apps for most locations	Major publications maintain locally oriented websites and mobile sites for select locations	Major publications maintain locally oriented websites	Selectively available online

Overview of Operations

We reach a large, diverse audience through our print and digital daily and non-daily publications throughout the U.S. and the U.K. Our journalism network is powered by an integrated and award-winning news organization comprising more than 4,650 journalists with deep roots in 261 local communities, plus USA TODAY, and across our U.K. markets. Our combined monthly digital reach in the U.S. is approximately 150 million visitors as of January 2020, while our U.K. media organizations attract over 26.2 million visitors monthly.

The following table sets forth information regarding the number of publications and production facilities in our publishing segment:

LOCAL PROPERTY NETWORK MEDIA ORGANIZATIONS
	Publications		Production Facilities
State / Territory	Dailies	Weeklies
Alabama	3	4	2
Arizona	1	—	1
Arkansas	4	6	—
California	8	7	3
Colorado	3	2	1
Connecticut	1	—	—
Delaware	1	6	1
Florida	19	12	7
Georgia	3	—	1
Guam	1	—	1
Illinois	14	9	2
Indiana	10	3	4
Iowa	5	7	1
Kansas	10	8	1
Kentucky	2	—	2
Louisiana	7	6	1
Maine	—	2	—
Maryland	2	—	—
Massachusetts	10	75	1
Michigan	15	17	3
Minnesota	1	5	—
Mississippi	2	—	1
Missouri	10	6	3
Montana	1	—	1
Nebraska	—	2	—
Nevada	1	—	—
New Hampshire	2	3	1
New Jersey	10	6	2
New Mexico	6	—	1
New York	12	16	3
North Carolina	12	6	2
North Dakota	1	—	1
Ohio	21	54	—
Oklahoma	5	3	7
Oregon	2	1	1
Pennsylvania	13	2	1
Rhode Island	2	—	1
South Carolina	3	1	—
South Dakota	3	4	2
Tennessee	8	3	2
Texas	9	18	7
Utah	1	2	—
Vermont	1	—	1
Virginia	3	—	1
Washington	1	—	—
West Virginia	1	2	—
Wisconsin	11	4	2
Total	261	302	72

The following table lists information for our major publications and their affiliated digital platforms in the U.S. as of December 31, 2019:

Title	Related Website(s)	Location	Daily(a)	Sunday(a)
USA TODAY	www.usatoday.com	McLean, Virginia	1,397,220	832,342
Detroit Free Press	www.freep.com	Detroit, Michigan	131,079	925,505
The Columbus Dispatch	www.dispatch.com	Columbus, Ohio	124,339	135,568
The Arizona Republic	www.azcentral.com	Phoenix, Arizona	110,548	339,716
Milwaukee Journal Sentinel	www.jsonline.com	Milwaukee, Wisconsin	94,171	147,405
The Oklahoman	www.oklahoman.com	Oklahoma City, Oklahoma	74,019	78,504
The Indianapolis Star	www.indystar.com	Indianapolis, Indiana	69,416	169,347
The Cincinnati Enquirer	www.cincinnati.com	Cincinnati, Ohio	61,404	118,790
The Courier-Journal	www.courier-journal.com	Louisville, Kentucky	58,271	137,782
The Austin American-Statesman	www.statesman.com	Austin, Texas	56,204	82,780
The Record	www.northjersey.com	Bergen, New Jersey	52,623	70,682
The Des Moines Register	www.desmoinesregister.com	Des Moines, Iowa	51,331	110,787
Democrat and Chronicle	www.democratandchronicle.com	Rochester, New York	49,761	88,209
The Akron Beacon Journal	www.beaconjournal.com	Akron, Ohio	48,732	65,601
The Providence Journal	www.providencejournal.com	Providence, Rhode Island	43,491	53,016
The Tennessean	www.tennessean.com	Nashville, Tennessee	42,968	120,138

(a)
Daily and Sunday combined average circulation is print, digital replica, digital non-replica, and affiliated publications according to the Alliance for Audited Media's September 2019 Quarterly Publisher's Statement.

Newsquest has a portfolio of over 140 news brands and more than 165 magazines, published in print and online in the U.K. With a digital audience of more than 26.2 million users a month and more than 5.6 million readers in print, Newsquest's content is read by a substantial portion of the U.K. population. In addition to local news brands, Newsquest owns the digital businesses s1, Exchange & Mart, and a specialist magazine business.

The following table presents information for our major local media organizations and affiliated digital platforms operated by Newsquest in the U.K. as of December 31, 2019. All circulation figures are according to JICREG results for the period January to June 2019.

DAILY PAID-FOR LOCAL MEDIA ORGANIZATIONS AND AFFILIATED DIGITAL PLATFORMS / NEWSQUEST
Title	Related Website(s)	Location	Circulation Monday - Saturday
Basildon & Southend Echo	www.echo-news.co.uk	Basildon, Southend on Sea	13,902
Bolton News	www.theboltonnews.co.uk	Bolton	7,589
Bournemouth - The Daily Echo	www.bournemouthecho.co.uk	Bournemouth	10,352
Bradford Telegraph & Argus	www.thetelegraphandargus.co.uk	Bradford	10,363
Colchester Daily Gazette	www.gazette-news.co.uk	Colchester	7,222
Dorset Echo	www.dorsetecho.co.uk	Dorset	7,736
Glasgow - Evening Times	www.eveningtimes.co.uk	Glasgow	18,204
Greenock Telegraph(a)	www.greenocktelegraph.co.uk	Greenock	8,116
Lancashire Telegraph	www.lancashiretelegraph.co.uk	Blackburn, Burnley	6,645
Oxford Mail	www.oxfordmail.co.uk	Oxford	8,141
South Wales Argus - Newport	www.southwalesargus.co.uk	Newport	8,110
Southampton - Southern Daily Echo	www.dailyecho.co.uk	Southampton	12,238
Swindon Advertiser	www.swindonadvertiser.co.uk	Swindon	7,547
The Argus Brighton	www.theargus.co.uk	Brighton	10,018
The Herald, Scotland	www.heraldscotland.co.uk	Glasgow, Edinburgh	22,901
The National, Scotland(a)	www.thenational.scot	Glasgow, Edinburgh	9,101
The Northern Echo	www.thisisthenortheast.co.uk	Darlington	18,089
The Press - York	www.yorkpress.co.uk	York	10,743
Worcester News	www.worcesternews.co.uk	Worcester	5,551
The Leader	www.leaderlive.co.uk	Wrexham	5,698
The Mail	www.nwemail.co.uk	Cumbria	4,869
News & Star	www.newsandstar.co.uk	Carlisle	6,208
(a) Circulation figures are according to ABC results for the period January to December 2018 as 2019 results are not available.

ITEM 1A. RISK FACTORS

You should carefully consider the following risks and other information in this Annual Report on Form 10-K in evaluating us and our Common Stock. Any of the following risks could materially and adversely affect our results of operations, financial condition, our ability to make distributions on our Common Stock, and the market price of our Common Stock. For ease of review, the risk factors have been grouped into categories, but many of the risks described in a given category relate to multiple categories.

Risks Related to Our Acquisition and Integration of Legacy Gannett

We may not achieve the intended benefits of the acquisition of Legacy Gannett.

We completed the acquisition of Legacy Gannett in November 2019, and there can be no assurance that we will be able to realize the expected benefits of the transaction.

There are many challenges associated with integrating a material acquisition, such as our acquisition of Legacy Gannett, including the integration of executive and other employee teams with historically different cultures and priorities; the coordination of personnel located across multiple geographic locations; retaining key management and other employees; consolidating corporate and administrative infrastructures and eliminating duplicative operations; the diversion of management’s attention from ongoing business concerns; retaining existing business and operational relationships, including customers, suppliers and other counterparties, and attracting new business and operational relationships; unanticipated issues in integrating information technology, communications and other systems; as well as unforeseen expenses associated with the acquisition. These and other challenges could result in unanticipated operational challenges and the failure to realize anticipated synergies in the expected timeframe or at all.

If we fail to realize anticipated synergies in the amount and within the timeframe expected, our actual financial condition and results of operations may differ materially from the illustrative financial information disclosed in connection with the acquisition, which was based on various assumptions and estimates that may prove to be incorrect. Such illustrative financial information did not constitute management’s projections of future financial performance or results of operations; however, any material variance from such illustrative financial information could result in negative investor reactions that materially and adversely affect the market price of our Common Stock.

Our actual financial condition and results of operations may differ materially even if synergies are realized, due to macroeconomic factors or a variety of other risks to our business that are independent of the acquisition.

Our future results will suffer if we do not effectively manage our expanded operations.

With completion of the Legacy Gannett acquisition, the size of our business has increased significantly. Our continued success depends, in part, upon our ability to manage this expanded business, which poses substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. We cannot assure you that we will be successful or that we will realize the expected operating efficiencies, cost savings, and other benefits from the combination that we currently anticipate.

The diversion of resources and management’s attention to the integration of Legacy Gannett could adversely affect our day-to-day business.

The integration of Legacy Gannett places a significant burden on our management and internal resources. The diversion of management’s attention away from day-to-day business concerns and any difficulties encountered in the transition and integration process could adversely affect our financial results.

We incurred a substantial amount of indebtedness in connection with the Legacy Gannett acquisition, which could materially and adversely affect our business.

In November 2019, pursuant to the acquisition of Legacy Gannett, the Company entered into a five-year, senior-secured term loan facility with Apollo Capital Management, L.P. ("Apollo") in an aggregate principal amount of approximately $1.8 billion. The term loan facility matures on November 19, 2024 and generally bears interest at the rate of 11.5% per annum. Accordingly, we are required to dedicate a substantial portion of cash flow from operations to fund interest payments. In addition, we are required to repay our credit facility from time to time with (i) the proceeds of non-ordinary course asset sales and casualty and condemnation events, (ii) a percentage of excess cash flow (ranging from 50% to 90%, depending on the current leverage ratio), and (iii) any unrestricted cash at the end of the 2020 and 2021 fiscal years in excess of $40 million. Our debt service obligations reduce the amount of cash flow available to fund our working capital, capital expenditures, investments and potential distributions to stockholders. Moreover, there can be no assurance that we will be able to generate sufficient cash flow to satisfy our debt service obligations. Our ability to satisfy our debt service obligations depends on our ability to generate cash flow from operations, which is subject to a variety of risks, including general economic conditions and the strength of our competitors, which are outside our control.

We have stated our intention to refinance our indebtedness prior to maturity on more favorable terms, but there can be no assurance that we will be able to do so. Our ability to achieve more favorable terms would likely require us to substantially reduce our total outstanding indebtedness relative to current levels. Our ability to prepay our existing indebtedness is highly dependent on both the strength of our cash flow from operations as well as our ability to generate significant proceeds from sales of real estate, the timing and amount of which is highly uncertain. In addition, any refinancing would depend upon the condition of the finance and credit markets.

The terms of our indebtedness impose significant operating and financial restrictions on us. Our credit facility requires us to comply with numerous affirmative and negative covenants, including a requirement to maintain minimum liquidity of $20 million, and restrictions limiting our ability to, among other things, incur additional indebtedness, make investments and acquisitions, pay certain dividends, sell assets, merge, incur certain liens, enter into agreements with its affiliates, make capital expenditures, change our business, engage in sale/leaseback transactions, and modify our organizational documents. With respect to dividends, we are prohibited from paying cash dividends until after the thirtieth day of the second full fiscal quarter after the closing of the acquisition (i.e., April 30), and after such date, we can only pay cash dividends up to an agreed-upon amount, provided the ratio of consolidated debt to EBITDA (as such terms are defined in the credit facility) does not exceed a specified ratio. For these and other reasons generally affecting the ability to pay dividends, our stockholders will not receive dividends in an amount equal to the amount paid prior to the acquisition. Stockholders also should be aware that they have no contractual or other legal right to dividends that have not been declared.

A failure to satisfy our debt service obligations, a breach of a covenant in our credit facility, or a material breach of a representation or warranty in our credit facility, among other events specified in the credit facility, could give rise to a default, which could give rise to the right of our lenders to declare our indebtedness, together with accrued interest and other fees, to be immediately due and payable. An acceleration of our indebtedness would have a material adverse effect on our business, financial condition, results of operations, cash flows and stock price.

One of our lenders, Apollo, has the right to appoint representatives to our Board, and Apollo’s interests may conflict with those of our stockholders.

Our credit facility grants Apollo the right to appoint two board observers to our Board. In the event that the ratio of consolidated debt to EBITDA (as such terms are defined in the term loan facility) drops below certain specified thresholds, Apollo will have the right to appoint up to two voting directors (who must be reasonably acceptable to us) in lieu of such board observer(s). The interests of Apollo, as a lender under our credit facility, may conflict with those of our stockholders.

Risks Related to Competition from Digital Media

Our business currently relies on sources of revenue that have been, and likely will continue to be, negatively affected by digital commerce and media.

In recent years, we have experienced declining revenue (on a same-store basis). The majority of our revenue is from (i) advertising and marketing services and (ii) paid circulation (in each case, both in print and digital mediums). Print advertising alone accounted for approximately 37% of our total revenue as of December 31, 2019.

To date, our revenue declines have been driven primarily by a pronounced decline across all categories of print advertising revenue (national, local and classified) related to the rise of digital media and commerce. Media companies generally charge much lower rates for digital advertising than for print advertising due to the range of advertising choices across digital products and platforms and the large inventory of available digital advertising space, and mobile advertising rates typically are even lower than desktop digital rates. Additionally, brick-and-mortar businesses are significant consumers of print advertising and with the rise of digital commerce many of these types of businesses have, and continue to, close retail outlets, which adversely affects the demand for print advertising.

Circulation revenue has been affected to a lesser extent, but more marked future declines in circulation revenue are possible. Revenue from paid circulation is a function of the volume of subscribers and the price of subscriptions. In recent years, we have experienced significant declines in the number of subscribers to our newspapers, as a result of competition from digital media and the demographic shift of traditional print newspaper readers getting older while younger generations tend to consume media through digital platforms. We have also focused on growing the volume of digital subscribers, but there can be no assurance that we will be able to grow, or even retain, our current digital subscriber volume, especially at rates similar to the rates we are able to charge for our print products.

Declining subscriber volume can also lead to more marked declines in advertising revenue. Print subscriber volume declines directly impact preprint and other print revenues that are linked to number of subscribers. In terms of digital advertising revenues, news aggregation websites and customized news feeds (often free to users) reduce traffic on our websites and related digital advertising revenues. These types of websites also compete with us in selling digital only subscriptions to our websites which reduces our ability to monetize our content digitally. If traffic levels stagnate or decline, and/or print subscriber volume continues to decline, we may not be able to maintain or increase the advertising rates or attract new advertising customers.

We also generate revenue from a commercial printing and distribution business that manage printing and distribution of publications for third parties, which generated approximately 7% of our revenue in 2019. Our commercial and / or printing businesses could also be adversely affected by the same secular trends that are affecting our core advertising and circulation revenues. These third parties are experiencing the same print volume declines our business experiences and as such our commercial printing and distribution revenues could experience declines in the future. In addition, our relationships with these third parties are generally pursuant to short-term contracts, and a decision by any of the three largest national publications or the major local publications to cease publishing in those markets or seek alternatives to their current business practice of partnering with us could have an additional adverse effect on our revenue trends.

For all of the foregoing reasons, we may experience persistent declines in revenue, which could adversely affect our results of operations and financial condition, our ability to make distributions on our Common Stock and the market price of our Common Stock.

We may be unsuccessful in our efforts to stabilize revenue trends.

We have focused on offsetting traditional print advertising and circulation revenue declines in part by diversifying our sources of revenue through the development and acquisition of complementary businesses with growth potential. For example, our business UpCurve offers a suite of technology solutions to small- and medium-sized businesses (SMBs) and GateHouse Live produces local events. With the acquisition of Legacy Gannett, we expanded our digital marketing solutions businesses to include ReachLocal and WordStream.

There can be no assurance that we will be able to grow revenue from these or other complementary businesses we may develop internally or acquire, or that any revenue generated by new business lines will be adequate to offset revenue declines from our legacy businesses. For example, technological developments could adversely affect the availability, applicability, marketability and profitability of the suite of SMB services we offer. Technological developments and any changes we make to our business strategy may require significant capital investments, and such investments may be restricted by our current credit facility.

These complementary businesses also face competition from various digital media providers such as Google and Yahoo!, who may have more resources to invest in product development and marketing. Our salesforce may not be able to utilize the relationships we have throughout our local property network to effectively sell these products. If we are unable to diversify our traditional revenues with revenues from complementary businesses, we may experience persistent declines in revenue which could adversely affect our results of operations and financial condition, our ability to make distributions on our common stock and the market price of our common stock.

Our ReachLocal business purchases most of its media from Google, and its business could be adversely affected if Google takes actions that are adverse to our interests or if we fail to meet advertiser or spend targets necessary for receiving rebates from Google. WordStream also derives significant revenue from customer spend on Google media. Similar actions from Yahoo!, Microsoft, Facebook and other media providers also could adversely affect these businesses.

Most of ReachLocal and WordStream's cost of sales relates to the purchase of media, and a substantial majority of the media it purchases is from Google. In addition, a substantial portion of WordStream's revenue consists of rebates from Google for achieving certain advertiser or spend targets. Google accounts for a large majority of all U.S. searches, and Google's share in foreign markets is often even greater. As a result, we expect our ReachLocal and WordStream businesses will depend upon media purchases and rebates from Google for the foreseeable future. This dependence makes that business vulnerable to actions Google may take to change the manner in which it sells AdWords, provides rebates to us, or conducts its business. In addition, any new developments or rumors of developments regarding Google's business practices that affect the local online advertising industry may adversely affect our products or create perceptions with clients that our ability to compete in the online marketing industry has been impaired. These risks also apply to other publishers with whom we do business, including Yahoo!, Facebook and Microsoft, though to a lesser degree.

Risks Related to Macroeconomic Factors

Our ability to generate revenue is highly sensitive to the strength of the economies in which we operate and the demographics of the local communities that we serve.

Our advertising revenues and, to a lesser extent, circulation revenues, depend upon a variety of factors specific to the communities that our publications serve. These factors include, among others, the size and demographic characteristics of the local population, local economic conditions in general and the economic condition of the retail segments of the communities that our publications serve. If the local economy, population or prevailing retail environment of a community we serve experiences a downturn, our publications, revenues and profitability in that market could be adversely affected. Our advertising revenues are also susceptible to negative trends in the general economy that affect consumer spending. The advertisers in our newspapers and other publications and related websites are primarily retail businesses that can be significantly affected by regional or national economic downturns and other developments. For example, many traditional retail companies continue to face greater competition from online retailers and face uncertainty in their businesses, which has reduced and may continue to reduce their advertising spending. Declines in the U.S. economy could also significantly affect key advertising revenue categories, such as help wanted, real estate, and automotive.

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

Adverse economic conditions in the U.S. may increase our exposure to losses resulting from financial distress, insolvency and the potential bankruptcy of our advertising customers. We recorded write-offs of accounts receivable relating to recent bankruptcies of national retailers, including Sears and Bon Ton, among others. Our accounts receivable is stated at net estimated realizable value, and our allowance for doubtful accounts has been determined based on several factors, including receivable agings, significant individual credit risk accounts and historical experience. If such collectability estimates prove inaccurate, adjustments to future operating results could occur.

Risks Related to International Operations

We may be unsuccessful in managing our international operations.

Newsquest operates in the U.K., and ReachLocal has international sales operations in Australia, New Zealand and Canada, as well as campaign support services in India. Revenue from Newsquest accounted for 1.5% of our Publishing segment's total revenue for the year ended December 31, 2019. Revenue from international operations outside North America accounted for 1.8% of our Marketing Solutions segment's total revenue for the year ended December 31, 2019. Our ability to manage these international operations successfully is subject to numerous risks inherent in foreign operations, including:

•	Challenges or uncertainties arising from unexpected legal, political, or systemic events;

•	Difficulties or delays in developing a network of clients in international markets;

•	Restrictions on the ability of U.S. companies to do business in foreign countries;

•
Different legal or regulatory requirements, including with respect to internet services, privacy and data protection, censorship, banking and money transmitting, and selling, which may limit or prevent the offering of our products in some jurisdictions or otherwise harm our business;

•	International intellectual property laws that may be insufficient to protect our intellectual property or permit us to successfully defend our intellectual property in international lawsuits;

•	Different employee/employer relationships and the existence of workers' councils and labor unions, which could make it more difficult to terminate underperforming salespeople;

•	Difficulties in staffing and managing foreign operations;

•	Difficulties in accounts receivable collection;

•	Currency fluctuations and price controls or other restrictions on foreign currency;

•	Potential adverse tax consequences including difficulties in repatriating earnings generated abroad; and

•	Lack of infrastructure to adequately conduct electronic commerce transactions.

Any of the foregoing factors could adversely impact our international operations, which could harm our overall business, operating results, and financial condition.

Foreign exchange variability could materially and adversely affect our consolidated operating results.

Our financial statements are denominated in U.S. dollars. Newsquest operates in the U.K., and its operations are conducted in foreign currency, primarily the British pound sterling. Weakening in the British pound sterling to U.S. dollar exchange rate has in the past, and could in the future, diminish Newsquest's contributions to our results of operations. In addition, ReachLocal conducts operations in several foreign jurisdictions. If the value of currency in any of those jurisdictions weakens as compared with the U.S. dollar, ReachLocal’s operations in those jurisdictions similarly will contribute less to our results.

The U.K. vote to leave the European Union could adversely impact our business, results of operations, and financial condition.

The U.K. left the European Union on January 31, 2020 (“Brexit”). At this stage, the nature of the future relationship between the U.K. and the remaining European Union countries following Brexit has yet to be agreed, and negotiations with the European Union on the terms of Brexit have demonstrated the difficulties that exist in reaching such an agreement. Depending on the terms of the negotiations, the U.K. could also lose access to the single European Union market and to the global trade deals negotiated by the European Union on behalf of its members. Such a decline in trade could affect the attractiveness of the U.K. as a global investment center and, as a result, could have a detrimental impact on economic growth in the country. Furthermore, regardless of the form of any withdrawal agreement, there are likely to be changes in the legal rights and obligations of commercial parties across all industries following Brexit, and British regulatory requirements once outside the European Union could be subject to significant change. Any of the foregoing could result in an economic downturn in Newsquest’s markets, which could depress the demand for our products and services.

The potential enactment of a Digital Services Tax in the U.K. may impact future results.

On July 11, 2019, Her Majesty's Treasury and Her Majesty's Revenue & Customs (HMRC) issued draft legislation describing the framework of a proposed Digital Services Tax (DST) in the United Kingdom. This tax would apply from April 1, 2020. The 2% DST would apply to gross revenue of specified digital business models deriving value from participation of their U.K.-based users. While the tax is intended to apply to search engines, social media platforms, and online marketplaces, it may be applied to online advertising when the users of our publications receive advertising based on their participation with the publication. If the DST is enacted, we may have to pay additional cash taxes which could adversely affect our results of operations, financial condition, and cash flows.

Additional Risks Related to Our Business

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

We could be adversely affected by an increase in the price of newsprint or a reduction in the availability of newsprint.

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

At December 31, 2019 the carrying value of our goodwill was $914.3 million, the carrying value of mastheads was $178.6 million, and the carrying value of our amortizable intangible assets was $834.0 million. The indefinite-lived assets (goodwill and mastheads) are subject to annual impairment testing and more frequent testing upon the occurrence of certain events or significant changes in our circumstances that indicate all or a portion of their carrying values may no longer be recoverable, in which case a non-cash charge to earnings may be necessary in the relevant period. We may subsequently experience market pressures which could cause future cash flows to decline below our current expectations, or volatile equity markets could negatively impact market factors used in the impairment analysis, including earnings multiples, discount rates, and long-term growth rates. Any future evaluations requiring an asset impairment charge for goodwill or other intangible assets would adversely affect future reported results of operations and stockholders’ equity.

We performed assessments for possible impairment of the carrying value of goodwill and indefinite-lived intangibles in connection with the Legacy Gannett acquisition and as of December 31, 2019. For the impairment assessments performed for the fourth quarter of 2019, the fair value of the Domestic Publishing and Marketing Solutions reporting units were less than 10% greater than the carrying value. Management assumptions used to calculate fair value of the reporting units involves forward looking financial information and subjectivity. Changes in key assumptions impacting the analyses could have resulted in the recognition of additional impairment. For further information on goodwill and intangible assets, see Note 6 — Goodwill and other intangible assets.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

As a public company, we are required to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules. We cannot assure you that our internal control over financial reporting will be effective in the future. We have previously discovered a material weakness with respect to a prior period for which we had previously believed that internal controls were effective. See “Our management and independent auditors have identified a material weakness in our internal control over financial reporting, and we may be unable to develop, implement and maintain appropriate controls in future periods, which may lead to errors or omissions in our financial statements” below. If we are not able to maintain or document effective internal control over financial reporting, our management and our independent registered public accounting firm will not be able to certify as to the effectiveness of our internal control over financial reporting. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis or may cause us to restate previously issued financial information and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we or our independent registered public accounting firm reports a material weakness in our internal control over financial reporting. This could materially adversely affect us by, for example, a decline in our share price and impairing our ability to raise capital, if and when desirable.

Our management and independent auditors have identified a material weakness in our internal control over financial reporting, and we may be unable to develop, implement and maintain appropriate controls in future periods, which may lead to errors or omissions in our financial statements.

The Sarbanes-Oxley Act and related rules and regulations require that management report annually on the effectiveness of our internal control over financial reporting and assess the effectiveness of our disclosure controls and procedures on a quarterly basis. Maintaining and adapting our internal controls is expensive and requires significant management attention. Moreover, as we continue to grow, our internal controls may become more complex and require additional resources to ensure they remain effective amid dynamic regulatory and other guidance.

As described in Item 9A, “Controls and Procedures” of this 2019 Form 10-K, we concluded that our disclosure controls and procedures were not effective as of December 31, 2019 and that we had, as of such date, a material weakness in our internal control over financial reporting related to internal control deficiencies over the revenue recognition process; specifically, the Company did not maintain effective controls due to the aggregation of control deficiencies related to inadequate manual preventative and detective controls and information technology general controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis. This material weakness identified did not result in any adjustments or restatements of our audited and unaudited consolidated financial statements or disclosures for any prior period previously reported by the Company. However, until the material weakness is remediated and our associated disclosure controls and procedures improved, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting occur in the future, our future consolidated financial statements or other information filed with the SEC may contain material misstatements.

We are in the process of remediating the material weakness, but our efforts may not be successful. If we are unable to remediate the material weakness in an appropriate and timely manner, or if we identify additional control deficiencies that individually or together constitute significant deficiencies or material weaknesses, our ability to accurately record, process, and report financial information and consequently, our ability to prepare financial statements within required time periods, could be adversely affected. Failure to maintain effective internal control over financial reporting could result in violations of applicable securities laws, stock exchange listing requirements, and the covenants under our debt agreements, subject us to litigation and investigations, negatively affect investor confidence in our financial statements, and adversely impact our stock price and ability to access capital markets.

We are evaluating and developing a plan, which will include the implementation of appropriate processes and controls to remediate the material weakness described above. While we work toward the design and implementation of these processes and controls, we may rely significantly on manual procedures to assist us with meeting the objectives otherwise fulfilled by an effective control environment. The implementation of new procedures and controls could be costly and distract management from other activities.

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

We could incur significant liability if the separation of Legacy Gannett from its former parent were determined to be a taxable transaction.

In connection with the separation of Legacy Gannett from its former parent, Legacy Gannett’s former parent received an opinion from outside tax counsel to the effect that the requirements for tax-free treatment under Section 355 of the Code would be satisfied. The opinion relied on certain facts, assumptions, representations, and undertakings from our former parent and us regarding the past and future conduct of the companies' respective businesses and other matters. If any of these facts, assumptions, representations, or undertakings were incorrect or not satisfied, we and our stockholders may not be able to rely on the opinion of tax counsel and could be subject to significant tax liabilities. Further, notwithstanding the opinion of tax counsel, the IRS could determine upon audit that the separation is taxable if it determines that any of these facts, assumptions, representations, or undertakings were incorrect or violated, if it disagrees with the conclusions in the opinion, or for other reasons, including as a result of certain significant changes in the share ownership of Legacy Gannett or its former parent after the separation. If the separation were determined to be taxable for U.S. federal income tax purposes, Legacy Gannett’s former parent and its stockholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities, and we could incur significant liabilities.

The Internal Revenue Service may disallow all or part of a worthless stock loss and bad debt deduction.

The IRS could challenge an election made in 2017 to treat one of our ReachLocal international subsidiaries as a disregarded entity for U.S. federal income tax purposes, which resulted in worthless stock and bad debt deductions of $101.0 million, yielding a tax benefit of $32.0 million. These tax deductions are subject to audit and possible adjustment by the IRS, which could result in the reversal of all or part of the income tax benefit. To account for this uncertainty, a reserve of $11.0 million has been established to reduce the benefit to an estimated realizable value of $21.0 million. While we believe this represents our best estimate of the benefit to be realized upon final acceptance of our tax return, the IRS could reject or reduce the amount of tax benefit related to these deductions. If the IRS rejects or reduces the amount of this income tax benefit, we may have to pay additional cash income taxes, which could adversely affect our results of operations, financial condition, and cash flows. We cannot guarantee what the ultimate outcome or amount of the benefit we receive, if any, will be.

We may not be able to generate future taxable income which may prevent our realization of deferred tax assets.

We have released valuation allowance of $46.9 million relating to federal deferred tax assets. If we do not have taxable income in future years, we may be required to reestablish a valuation allowance against our federal deferred tax assets.

Risks Related to Pension Obligations and Employees

We are required to use a portion of our cash flows to make contributions to our pension plans, which diverts cash flow from operations, and the amount of required future contributions may be difficult to estimate.

We, along with our subsidiaries, sponsor various defined benefit retirement plans, including plans established under collective bargaining agreements. Our retirement plans include (i) the Gannett Retirement Plan (GRP), (ii) the Gannett 2015 Supplemental Retirement Plan, (iii) the Newsquest Pension Scheme in the U.K., (iv) the Newspaper Guild of Detroit Pension Plan, (v) a supplemental retirement plan we assumed pursuant to our acquisition of JMG, (vi) the George W. Prescott pension plan, and (vii) The Times Publishing Company pension plan.

Our pension plans invest in a variety of equity and debt securities. Future volatility and disruption in the equity and bond markets could cause declines in the asset values of our pension plans. For many of our retirement plans, our pension benefit obligations exceed the value of pension assets. As of December 31, 2019, our retirement plans were underfunded by a total of $116.9 million on a U.S. GAAP basis.

The excess of pension benefit obligations over assets is expected to give rise to required pension contributions over the next several years. We have committed to make a contribution of $35.8 million to the GRP in 2020, as well as a $15.0 million contribution in 2021. We expect to contribute approximately $26.3 million to the U.K. Pension Plans in 2020, and $24.3 million in 2021. Our ability to make contribution payments will depend on our future cash flows, which are subject to general economic, financial, competitive, business, legislative, regulatory, and other factors beyond our control. Various factors, including future investment returns, interest rates, and potential pension legislative changes, may impact the timing and amount of future pension contributions. In addition, decreases in the discount rate used to determine minimum funding requirements could result in increased future contributions. As a result, we may need to make additional pension contributions above what is currently estimated, which could reduce the cash available for our businesses.

We depend on key personnel and we may not be able to operate or grow our business effectively if we lose the services of any of our key personnel or are unable to attract qualified personnel in the future.

The success of our business is heavily dependent on our ability to retain our management and other key personnel and to attract and retain qualified personnel in the future. Competition for senior management personnel is intense, and we may not be able to retain our key personnel. Although we have entered into employment agreements with certain of our key personnel, these agreements do not ensure that our key personnel will continue in their present capacity with us for any particular period of time. We do not have key man insurance for any of our current management or other key personnel. The loss of any key personnel would require our remaining key personnel to divert immediate and substantial attention to seeking a replacement. An inability to find a suitable replacement for any departing executive officer on a timely basis could adversely affect our ability to operate or grow our business. On January 6, 2020, we announced that our Chief Financial Officer will resign as of the end of the first quarter of 2020. There can be no assurance that we will be able to find a suitable replacement in a timely manner.

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

As of December 31, 2019, we employed 21,255 employees, of whom 2,807 (or approximately 13%) were represented by seven unions. 51% of the unionized employees are in four states: Michigan, Ohio, Wisconsin and Indiana and represent 15%, 12%, 13% and 11% of all our union employees, respectively.

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

Risks Related to Our Manager

The inability of our Manager to retain or obtain key personnel could delay or hinder implementation of our investment strategies, which could impair our ability to make distributions and could reduce the value of your investment.

Our Chief Executive Officer and certain other individuals who perform services for us are employees of our Manager. We are reliant on our Manager, which has significant discretion as to the implementation of our operating policies and strategies, to conduct our business. We are dependent on the services of certain key employees of our Manager whose compensation may be partially or entirely dependent upon the amount of incentive or management compensation earned by our Manager and whose continued service is not guaranteed, and the loss of such services could adversely affect our operations. If any of these people were to cease their affiliation with us or our Manager, either we or our Manager may be unable to find suitable replacements, and our operating results could suffer.

Because we are dependent upon our Manager and its affiliates to conduct our operations, any adverse changes in the financial health of our Manager or its affiliates, or in our relationship with them, could hinder our Manager’s ability to successfully manage our operations.

We are dependent on our Manager and its affiliates to manage our operations and acquire and manage our investments. Under the direction of our Board of Directors, our Manager makes decisions with respect to the management of our company. To conduct its operations, our Manager depends upon the fees and other compensation that it receives from us in connection with managing our company and from other entities and investors with respect to investment management services it provides. Any adverse changes in the financial condition of our Manager or its affiliates, or our relationship with our Manager, could hinder our Manager’s ability to successfully manage our operations, which could materially adversely affect our business, results of operations, financial condition and ability to make distributions to our stockholders. For example, adverse changes in the financial condition of our Manager could limit its ability to attract key personnel.

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

Risks Related to our Common Stock

There can be no assurance that the market for our stock will provide adequate liquidity.

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

Stock markets in general and recently have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our Common Stock. Additionally, these and other external factors have caused and may continue to cause the market price and demand for our Common Stock to fluctuate, which may limit or prevent investors from readily selling their shares of Common Stock and may otherwise negatively affect the liquidity of our common stock.

Sales or issuances of shares of our common stock could adversely affect the market price of our Common Stock.

Sales or issuances of substantial amounts of shares of our Common Stock in the public market, or the perception that such sales or issuances might occur, could adversely affect the market price of our Common Stock. The issuance of our common stock in connection with property, portfolio or business acquisitions or the settlement of awards that may be granted under our Incentive Plans (as defined below) or otherwise could also have an adverse effect on the market price of our Common Stock.

We may not be able to pay dividends in accordance with our announced intent or at all.

We have announced our intent to distribute a portion of our free cash flow generated from operations or other sources as a quarterly dividend to the holders of our Common Stock, subject to satisfactory financial performance, approval by our Board of Directors and restrictions in our credit facility.

Under our credit facility, we are prohibited from paying cash dividends until after the thirtieth day of the second full fiscal quarter after the closing of the Legacy Gannett acquisition (i.e., April 30), and after such date, we can only pay cash dividends up to an agreed-upon amount, provided the ratio of consolidated debt to EBITDA (as such terms are defined in the credit facility) does not exceed a specified ratio. For these and other reasons generally affecting the ability to pay dividends, our stockholders will not receive dividends in an amount equal to the amount paid prior to the acquisition. Stockholders also should be aware that they have no contractual or other legal right to dividends that have not been declared.

The Board of Directors’ determinations regarding dividends will depend on a variety of factors, including the Company’s GAAP net income, free cash flow generated from operations or other sources, liquidity position and potential alternative uses of cash, such as acquisitions, as well as economic conditions and expected future financial results. There can be no guarantee regarding the timing and amount of any dividends. Our ability to declare future dividends will depend on our future financial performance, which in turn depends on the successful implementation of our strategy and on financial, competitive, regulatory, technical and other factors, general economic conditions, demand and selling prices for our products and other factors specific to our industry or specific projects, many of which are beyond our control. Therefore, our ability to generate free cash flow depends on the performance of our operations and could be limited by decreases in our profitability or increases in costs, capital expenditures or debt servicing requirements.

The percentage ownership of our existing stockholders may be diluted in the future.

We have issued and may continue to issue equity in order to raise capital or in connection with future acquisitions and strategic investments, which would dilute investors’ percentage ownership in Gannett. In addition, your percentage ownership may be diluted if we issue equity instruments such as debt and equity financing.

The percentage ownership of our existing stockholders may also be diluted in the future as result of the issuance of ordinary shares in Gannett upon the exercise of 10-year warrants (the “Gannett Warrants”). The Gannett Warrants collectively represent the right to acquire Gannett Common Stock, which in the aggregate are equal to 5% of Gannett Common Stock outstanding as of November 26, 2013 (calculated prior to dilution from shares of Gannett Common Stock issued pursuant to Drive Shack Inc.'s (formerly known as Newcastle Investment Corp.) contribution of Local Media Group Holdings LLC and assignment of related stock purchase agreement to Gannett (the “Local Media Contribution”)) at a strike price of $46.35 calculated based on a total equity value of Gannett prior to the Local Media Contribution of $1.2 billion as of November 26, 2013. As a result, Gannett Common Stock may be subject to dilution upon the exercise of such Gannett Warrants. As of December 31, 2019, the Gannett Warrants are equal to 1% of Gannett Common Stock outstanding as of December 31, 2019 at a strike price of $46.35.

Furthermore, the percentage ownership in Gannett may be diluted in the future because of options issued to our Manager. As of December 31, 2019, there are 6,068,075 options outstanding at a weighted average exercise price of $14.70.

Dilution may also result from the issuances of shares under our equity compensation plans (our "Incentive Plans"), which provide for the grant of equity and equity-based awards, including restricted stock, stock options, stock appreciation rights, performance awards, and other equity-based and non-equity based awards, in each case to our directors, officers, employees, among others. As of December 31, 2019, the number of shares reserved for issuance under our Incentive Plans was 15.0 million.

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

We have authorization from our Board of Directors to repurchase up to $100 million of the Company's common stock through May 19, 2020, subject to certain restrictions in the Company's Credit Facility. We are not obligated to repurchase any specific amount of shares. The timing and amount of repurchases, if any, depends on several factors, including market and business conditions, the market price of shares of our common stock and our overall capital structure and liquidity position, including the nature of other potential uses of cash, not limited to investments in growth. There can be no assurance that any repurchases will have the effects we anticipated, and our repurchases will utilize cash that we will not be able to use in other ways, whether to grow the business or otherwise.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are in McLean, VA, where we lease approximately 175,758 square feet. The lease provides for an initial term of 15 years with two five-year renewal options. We also have executive offices located in Pittsford, NY, where we lease approximately 25,870 square feet under a lease terminating in October 2022.

Our domestic facilities occupy approximately 13.3 million square feet in the aggregate, of which approximately 4.4 million square feet is leased from third parties. Many of our local media organizations also have outside news bureaus, sales offices, and distribution centers that are leased from third parties. A listing of publishing centers and key locations may be found in the Major Publications and Markets We Serve section of Item 1. Business. We own some of the plants that house most aspects of the publication process but in certain locations have outsourced printing or combined the printing of multiple publications.

Newsquest, our subsidiary headquartered in London, occupies approximately 1.2 million square feet in the U.K. spread over 80 locations. Of this, 0.3 million square feet (or 47 locations) are leased from third parties. Newsquest's owned premises include four printing facilities. A fifth printing facility is leased.

ReachLocal, our subsidiary headquartered in Woodland Hills, CA, has sales and other offices in 23 locations in 14 states - California, Colorado, Florida, Georgia, Louisiana, Maryland, Massachusetts, Minnesota, New York, North Carolina, Pennsylvania, Texas, Virginia, and Washington. Our UpCurve subsidiary has sales and other offices in six locations across five states - California, Colorado, Massachusetts, New Jersey, and New York. In addition, ReachLocal has 7 locations in four additional countries - Australia, Canada, India, and New Zealand. These properties, which total approximately 52,203 square feet, include leased buildings and data centers. Excluded from total square footage but included in location counts are serviced office spaces.

All of our material real properties owned by our material domestic subsidiaries are mortgaged as collateral for our Apollo term loan. We believe our current facilities, including the terms and conditions of the relevant lease agreements, are adequate to operate our businesses as currently conducted.

ITEM 3. LEGAL PROCEEDINGS

Information regarding legal proceedings in connection with acquisition of Legacy Gannett may be found in Note 12 — Commitments, contingencies, and other matters of the notes to consolidated financial statements, which is incorporated herein by reference.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the New York Stock Exchange (the "NYSE") under the trading symbol “GCI”. As of February 26, 2020, there were approximately 4,771 holders of record.

Dividends

Gannett currently intends to distribute a portion of free cash flow generated from operations and other sources as a dividend to stockholders, through a quarterly dividend, subject to satisfactory financial performance, Board approval, and dividend restrictions in the Gannett Credit Agreement. The Board of Directors’ determinations regarding dividends will depend on a variety of factors, including the Company’s U.S. generally accepted accounting principles ("GAAP") net income, free cash flow generated from operations or other sources, liquidity position, and potential alternative uses of cash such as acquisitions, as well as economic conditions and expected future financial results.

Issuer Purchases of Equity Securities

The following information describes the Company's stock repurchases during the fourth quarter of the year ended December 31, 2019.

Period	Total Number of Shares Purchased		Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Approximate Number of Shares that May Yet Be Purchased Under the Plan or Programs
September 30, 2019 through October 27, 2019	464	(1)	$9.10	—	11,359,334
October 28, 2019 through November 24, 2019	43,478	(1)	$6.70	—	14,764,152
November 25, 2019 through December 31, 2019	—		$—	—	15,014,152
Total	43,942			—

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

ITEM 6. SELECTED FINANCIAL DATA

The following table presents our selected historical financial data as of and for each of the years in the five-year period ended December 31, 2019. The information in this table should be read in conjunction with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business” and our historical consolidated financial statements and the related notes thereto included elsewhere in this report.

	Year Ended
in thousands, except share data	December 31, 2019 (1)	December 30, 2018	December 31, 2017 (3)	December 25, 2016	December 27, 2015

Statement of Operations Data:
Revenues:
Advertising and marketing services	$952,644	$786,577	$726,004	$684,900	$696,696
Circulation	704,842	574,963	474,324	421,497	378,263
Commercial printing and other	210,423	164,484	141,676	148,959	120,856
Total operating revenues	1,867,909	1,526,024	1,342,004	1,255,356	1,195,815
Operating expenses:
Operating costs	1,079,593	865,234	742,822	699,312	656,555
Selling, general and administrative	606,917	502,631	447,133	413,915	403,510
Depreciation and amortization	111,882	84,791	74,394	67,774	67,752
Integration and reorganization costs	47,401	15,011	8,903	8,352	8,052
Acquisition costs	60,618	2,651	1,975	1,861	2,772
Impairment of long-lived assets	3,009	1,538	7,142	—	—
Goodwill and mastheads impairment	100,743	—	27,448	—	4,800
Net (gain) loss on sale or disposal of assets	4,723	(3,971)	(1,649)	3,564	(51,051)
Total operating expenses	2,014,886	1,467,885	1,308,168	1,194,778	1,092,390
Operating income (loss)	(146,977)	58,139	33,836	60,578	103,425
Interest expense, amortization of deferred financing costs, loss on early extinguishment of debt, loss on derivative instruments, and other	60,207	38,120	34,270	31,256	32,407
Income (loss) before income taxes	(207,184)	20,019	(434)	29,322	71,018
Provision (benefit) for income taxes	(85,994)	1,912	481	(2,319)	3,404
Net income (loss)	(121,190)	18,107	(915)	31,641	67,614
Net loss attributable to redeemable noncontrolling interest	(1,348)	(89)	—	—	—
Net income (loss) attributable to Gannett	$(119,842)	$18,196	$(915)	$31,641	$67,614

Earnings (loss) per share attributable to Gannett - basic	$(1.77)	$0.31	$(0.02)	$0.70	$1.54
Earnings (loss) per share attributable to Gannett - diluted	$(1.77)	$0.31	$(0.02)	$0.70	$1.53

Dividends declared per share	$1.52	$1.49	$1.42	$1.34	$1.29

Other Data:
Adjusted EBITDA (2)	$223,871	$180,293	$165,291	$157,683	$164,833
Cash interest paid	$40,208	$31,178	$33,626	$26,908	$21,726

The table below shows the reconciliation of net income (loss) attributable to Gannett to Adjusted EBITDA for the periods presented:

	Year Ended
in thousands	December 31, 2019 (1)	December 30, 2018	December 31, 2017 (3)	December 25, 2016	December 27, 2015
Net income (loss) attributable to Gannett (GAAP basis)	$(119,842)	$18,196	$(915)	$31,641	$67,614
Income tax expense (benefit)	(85,994)	1,912	481	(2,319)	3,404
Interest expense	63,660	36,072	30,476	29,635	32,057
Loss on early extinguishment of debt	6,058	2,886	4,767	—	—
Other non-operating items, net	(9,511)	(1,554)	(776)	—	—
Depreciation and amortization	111,882	84,791	74,394	67,774	67,752
Integration and reorganization costs	47,401	15,011	8,903	8,352	8,052
Acquisition costs	60,618	2,651	1,975	1,861	2,772
Impairment of long-lived assets	3,009	1,538	7,142	—	—
Goodwill and mastheads impairment	100,743	—	27,448	—	4,800
Net (gain) loss on sale or disposal of assets	4,723	(3,971)	(1,649)	3,564	(51,051)
Non-cash compensation	11,324	3,156	3,135	2,442	1,319
Other items	29,800	19,605	9,910	14,733	28,114
Adjusted EBITDA (non-GAAP basis)	$223,871	$180,293	$165,291	$157,683	$164,833

The following table includes certain asset information for the periods presented:

	As of
in thousands	December 31, 2019 (1)	December 30, 2018	December 31, 2017	December 25, 2016	December 27, 2015

Balance Sheet Data:
Total assets	$4,020,102	$1,443,864	$1,283,546	$1,336,030	$1,197,120
Total long-term obligations, including current maturities	1,642,935	457,391	375,245	366,463	363,645
Redeemable noncontrolling interest	1,850	1,547	—	—	—
Stockholders’ equity	981,356	717,223	674,393	754,973	647,073

(1)
Results for the year ended December 31, 2019 include six weeks of operating results attributable to Legacy Gannett. In 2018 and prior, our fiscal years ended on the last Sunday of the calendar year. Furthermore, starting in 2020, our fiscal year will coincide with the Gregorian calendar.

(2)
We define Adjusted EBITDA as net income (loss) from continuing operations attributable to Gannett before (1) income tax expense (benefit), (2) interest expense, (3) gains or losses on early extinguishment of debt, (4) non-operating items, primarily pension costs, (5) depreciation and amortization, (6) integration and reorganization costs, (7) impairment of long-lived assets, (8) goodwill and intangible impairments, (9) net loss (gain) on sale or disposal of assets, (10) non-cash compensation, (11) acquisition costs, and (12) certain other non-recurring charges. Adjusted EBITDA is not a measurement of financial performance under GAAP and should not be considered in isolation or as an alternative to income from operations, net income (loss), cash flow from continuing operating activities, or any other measure of performance or liquidity derived in accordance with GAAP. We believe this non-GAAP measure, as we have defined it, is helpful in evaluating performance and identifying trends in our day-to-day performance because the items excluded have little or no significance on our day-to-day operations. This measure provides an assessment of controllable expenses that afford management the ability to make decisions which are expected to facilitate meeting current financial goals as well as achieve optimal financial performance.

Adjusted EBITDA provides us with a measure of financial performance independent of items that are beyond the control of management in the short-term such as depreciation and amortization, taxation, non-cash impairments, and interest expense associated with our capital structure. This metric measures our financial performance based on operational factors that management can impact in the short-term, namely the cost structure or expenses of the Company. Adjusted EBITDA is one of the metrics we use to review the financial performance of our business on a monthly basis.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD LOOKING INFORMATION

Certain statements in this report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views regarding, among other things, our future growth, results of operations, performance, and business prospects and opportunities as well as other statements that are other than historical fact. Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “target(s),” “project(s),” “believe(s),” “will,” “aim,” “would,” “seek(s),” “estimate(s)” and similar expressions are intended to identify such forward-looking statements.

Forward-looking statements are based on management’s current expectations and beliefs and are subject to a number of known and unknown risks, uncertainties, and other factors that could lead to actual results materially different from those described in the forward-looking statements. We can give no assurance our expectations will be attained. Our actual results, liquidity, and financial condition may differ from the anticipated results, liquidity, and financial condition indicated in these forward-looking statements. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause our actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others:

•	General economic and market conditions;

•	Economic conditions in the various regions of the United States;

•	The growing shift within the publishing industry from traditional print media to digital forms of publication;

•
Risks and uncertainties associated with our Marketing Solutions segment, including its significant reliance on Google for media purchases, its international operations, and its ability to develop and gain market acceptance for new products or services;

•	Declining print advertising revenue and circulation subscribers;

•	Our ability to grow our digital marketing services initiatives, digital audience, and advertiser base;

•	Our ability to grow our business organically;

•	Variability in the exchange rate relative to the U.S. dollar of currencies in foreign jurisdictions in which we operate;

•	The risk that we may not realize the anticipated benefits of our acquisitions;

•	The availability and cost of capital for future investments;

•	Our indebtedness may restrict our operations and/or require us to dedicate a portion of cash flow from operations to payments associated with our debt;

•	Our ability to pay dividends consistent with prior practice or at all;

•	Our ability to reduce costs and expenses;

•	The impact of any material transactions with the Manager (as defined below) or one of its affiliates, including the impact of any actual, potential, or perceived conflicts of interest;

•	The competitive environment in which we operate; and

•	Our ability to recruit and retain key personnel.

Additional risk factors that could cause actual results to differ materially from our expectations include, but are not limited to, the risks identified by us under the heading “Risk Factors” in Item 1A of this report. Such forward-looking statements speak only as of the date they are made. Except to the extent required by law, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions, or circumstances on which any statement is based.

Executive summary

Overview

Gannett Co., Inc. ("Gannett", "we", "us", "our", or "the Company") is an innovative, digitally focused media and marketing solutions company committed to fostering the communities in our network and helping them build relationships with their local businesses. Until November 19, 2019, our corporate name was New Media Investment Group Inc. ("New Media") and Gannett Co, Inc. was a separate publicly traded company. On November 19, 2019, New Media completed its acquisition of Gannett Co., Inc. (which was renamed Gannett Media Corp. and is referred to herein as “Legacy Gannett”). In connection with the acquisition, New Media changed its name to Gannett Co., Inc. and assumed Legacy Gannett's ticker symbol "GCI" (having previously traded under "NEWM").

Our current portfolio of media assets includes USA TODAY, local media organizations in 46 states in the U.S. and Guam, and Newsquest, a wholly owned subsidiary operating in the United Kingdom ("U.K.") with more than 140 local media brands. Gannett also owns the digital marketing services companies ReachLocal, Inc. ("ReachLocal"), UpCurve, Inc. ("UpCurve"), and WordStream, Inc. ("WordStream") and runs the largest media-owned events business in the U.S., GateHouse Live.

Through USA TODAY, our local property network, and Newsquest, Gannett delivers high-quality, trusted content where and when consumers want to engage with it on virtually any device or platform. Additionally, the Company has strong relationships with hundreds of thousands of local and national businesses in both our U.S. and U.K. markets due to our large local and national sales forces and a robust advertising and marketing solutions product suite. The Company reports in two operating segments, Publishing and Marketing Solutions, plus a corporate and other category. A full description of our segments is included in Note 14 — Segment reporting of the notes to the consolidated financial statements.

Amended and Restated Management Agreement

We are externally managed and advised by FIG LLC (the "Manager"), an affiliate of Fortress Investment Group LLC ("Fortress"), pursuant to a management agreement. On August 5, 2019, in connection with the agreement to acquire Legacy Gannett, the Company and the Manager entered into the Amended and Restated Management and Advisory Agreement (the “Amended Management Agreement”). which became effective upon the closing of the acquisition on November 19, 2019. See "Amended and Restatement Management Agreement" under Item 1 of this report and Note 16 — Related party transactions of the notes to the consolidated financial statements for further discussion.

We recognized $11.0 million, $10.7 million, and $10.6 million for management fees and $4.1 million, $11.1 million, and $11.7 million for incentive compensation within selling, general, and administrative expenses on the Consolidated statements of operations and comprehensive income (loss) during the years ended December 31, 2019, December 30, 2018, and December 31, 2017, respectively.

Basis of reporting

The following is a discussion of the key factors that have affected our accounting for or reporting on the business over the last two fiscal years. This commentary should be read in conjunction with our financial statements, selected financial data, and the remainder of this Form 10-K.

Results of operations of Gannett Co., Inc.: In November 2019, we completed the acquisition of Legacy Gannett for a combination of cash and stock. Legacy Gannett became our wholly owned subsidiary and we changed our name to Gannett Co., Inc. Historical results for fiscal years 2018 and prior (reported by us under the name New Media) are those of legacy New Media. Fiscal year 2019 represents legacy New Media's results up to and through the date of the acquisition plus the newly consolidated company's results of operations, which includes Legacy Gannett results for the approximately six-week period between the date of acquisition and fiscal year end.

Fiscal year: Starting in 2019 and subsequent to our acquisition of Legacy Gannett, our fiscal year coincides with the Gregorian calendar. In 2018 and prior, our fiscal years ended on the last Sunday of the calendar year. Our fiscal year for 2018 was a 52-week year ending on December 30, 2018. Our fiscal year for 2017 was a 53-week year ending on December 31, 2017.

Advertising and marketing services revenues: Pursuant to our acquisition of Legacy Gannett, we realigned the presentation of marketing services revenues generated by our UpCurve subsidiary from other revenues to advertising and marketing services revenue on the Consolidated statements of operations and comprehensive income (loss). As a result of this updated presentation, advertising and marketing services revenues increased and other revenues decreased $58.2 million and $42.0 million for 2018 and 2017, respectively. Operating revenues, net income, retained earnings, and earnings per share remained unchanged.

Reportable segments: In connection with our Legacy Gannett acquisition in 2019, we reorganized our reportable segments to include (1) Publishing, which consists of our portfolio of local, regional, national, and international newspaper publishers and (2) Marketing Solutions, which is comprised of our digital marketing solutions subsidiaries ReachLocal, UpCurve and WordStream. In addition to these operating segments, we have a corporate category that includes activities not directly attributable to a specific segment. This category primarily consists of broad corporate functions and includes legal, human resources, accounting, analytics, finance, and marketing as well as activities and costs not directly attributable to a particular segment such as other general business costs.

Certain matters affecting current and future operating results

The following developments affect period-over-period comparisons and will affect period-over-period comparisons for future results:

Acquisitions

•
In November 2019, we acquired substantially all of the assets, properties, and business of Legacy Gannett for an aggregate purchase price of $1.3 billion, net of cash acquired. The acquisition was funded by a new term loan facility with an aggregate principal balance of $1.8 billion and available cash on hand. For fiscal year 2019, Legacy Gannett contributed approximately $299.2 million in revenue and $308.0 million in expenses to our consolidated results.

•
During 2019 prior to the acquisition of Legacy Gannett, we acquired substantially all the assets, properties, and business of certain publications and businesses, including 11 daily newspapers, 11 weekly publications, 9 shoppers, a remnant advertising agency, 5 events production businesses, and a business community and networking platform for an aggregate purchase price of $46.6 million, including estimated working capital. As part of one of the 2019 acquisitions, the Company also acquired a 58% equity interest in the acquiree, and the minority equity owners retained a 42% interest, which has been classified as a redeemable non-controlling interest on the Consolidated statements of operations and comprehensive income (loss). These acquisitions were financed from available cash on hand.

•
During 2018, we acquired substantially all the assets, properties, and business of certain publications and businesses, which included seven business publications, eight daily newspapers, 16 weekly newspapers, one shopper, a print facility, an events production business, and cloud services, digital platforms, and the related domains for an aggregate purchase price of $205.8 million, including working capital.

•
During 2017, we acquired substantially all the assets, properties, and business of certain publications and businesses, which included four business publications, 22 daily newspapers, 34 weekly publications, 24 shoppers, two customer relationship management solutions providers, a social media app, and an event production business for an aggregate purchase price of $165.1 million, including working capital.

Dispositions

•
On May 11, 2018, we completed its sale of certain publications and related assets in Alaska for approximately $2.4 million, including working capital. As a result, a nominal pre-tax gain, net of selling expenses, is included in Net (gain) loss on sale or disposal of assets on the Consolidated statements of operations and comprehensive income (loss) during the year ended December 30, 2018.

•
On February 27, 2018, we sold a parcel of land and a building located in Framingham, Massachusetts for a sale price of $9.3 million and recognized a pre-tax gain of approximately $3.3 million, net of selling expenses, which is included in Net (gain) loss on sale or disposal of assets on the Consolidated statements of operations and comprehensive income (loss) during the year ended December 30, 2018.

•
On June 2, 2017, we completed the sale of the Mail Tribune, located in Medford, Oregon, for approximately $14.7 million, including working capital. As a result, a pre-tax gain of approximately $5.4 million, net of selling expenses, is included in Net (gain) loss on sale or disposal of assets on the Consolidated statements of operations and comprehensive income (loss) during the year ended December 31, 2017.

Integration and reorganization costs

•
In 2019, the Company incurred integration and reorganization costs of $47.4 million. Of the total charges incurred, $40.6 million were related to severance activities while $6.8 million were related to other costs, including those for the purpose of consolidating operations.

•
In 2018, the Company incurred integration and reorganization costs of $15.0 million. Of the total charges incurred, $11.9 million were related to severance activities while $3.1 million were related to other costs, including those for the purpose of consolidating operations.

•
In 2017, the Company incurred integration and reorganization costs of $8.9 million. Of the total charges incurred, $7.7 million were related to severance activities while $1.2 million were related to other costs, including those for the purpose of consolidating operations.

Long-lived asset impairment

•
In 2019, the Company ceased operations of 3 print publications and 12 printing facilities as part of the ongoing cost reduction programs. As a result, the Company recognized impairment charges relating to retired equipment of $3.0 million as well as accelerated depreciation of $7.9 million during the year ended December 31, 2019.

•
In 2018, the Company ceased operations of seven print publications and six printing operations as part of the ongoing cost reduction programs. As a result, the Company recognized impairment charges relating to retired equipment of $0.5 million and intangibles of $0.6 million as well as accelerated depreciation of $3.6 million during the year ended December 30, 2018.

•
In 2017, the Company ceased printing operations at 15 facilities as part of the ongoing cost reduction programs. As a result, the Company recognized an impairment charge related to retired equipment of $7.1 million and accelerated depreciation of $2.4 million during the year ended December 31, 2017.

Goodwill and mastheads impairment

•
In 2019, the Company incurred $100.7 million in goodwill and masthead impairments. These impairments were the result of softening business conditions leading to declines in revenue projections that negatively impacted the fair value of our reporting units and mastheads.

•
In 2017, the Company incurred $27.4 million in goodwill and masthead impairments. These impairments were primarily attributable to continuing economic pressures in the newspaper industry and a decline in the Company's stock price.

Foreign currency

The Company's U.K. publishing operations are conducted through its Newsquest subsidiary. In addition, the Company's ReachLocal subsidiary has foreign operations in regions such as Canada, Australia / New Zealand and India. Earnings from operations in foreign regions are translated into U.S. dollars at average exchange rates prevailing during the period, and assets and liabilities are translated at exchange rates in effect at the balance sheet date. Translation fluctuations impact revenue, expense, and operating income results for international operations.

Newsprint supply

The newsprint supply available to U.S. publishers can be volatile. In the first nine months of 2018, many Canadian producers were subjected to significant anti-dumping and countervailing duties upon importation of newsprint into the U.S. Those duties were ultimately eliminated by the International Trade Commission in September 2018, but their imposition in the first half of 2018 disrupted the newsprint market by driving prices higher and incentivizing Canadian producers to reduce their shipments of newsprint into the United States.

Newsprint expense at our Publishing segment was $91.1 million in 2019, a 6% increase compared to 2018, as newsprint expense from acquired entities of $13.8 million was partially offset by declines in circulation volumes.

Outlook for 2020

The Company's areas of focus for 2020 include (1) integrating the Legacy Gannett and New Media organizations and achieving synergy targets, (2) deleveraging the balance sheet via cash flow from operations and real estate monetization, and (3) driving improved revenue trends by focusing on complementary growth businesses. Key integration and synergy workstreams include consolidating production and distribution facilities, integrating and centralizing back office functions, centralizing and regionalizing our publishing sales, content, and circulation marketing organizations, and consolidating our marketing solutions organizations. The Company will continue to invest in our current growth businesses such as digital marketing services, digital subscriptions, and events while also experimenting with new business models, such as a marketplace model, to help offset the revenue declines from traditional businesses to enable the company to return to revenue growth over the next three to five years.

RESULTS OF OPERATIONS

Consolidated summary

The following table summarizes historical results of operations for the Company by segment for the years ended December 31, 2019, December 30, 2018, and December 31, 2017.

In thousands, except per share amounts
	2019	2018	% Change	2017	% Change
Operating revenues:
Publishing	$1,792,652	$1,495,124	20%	1,315,010	14%
Marketing Solutions	149,242	95,871	56%	71,274	35%
Corporate and other	4,554	3,118	46%	2,941	6%
Intersegment eliminations	(78,539)	(68,089)	15%	(47,221)	44%
Total operating revenues	1,867,909	1,526,024	22%	1,342,004	14%
Operating expenses:
Publishing	1,772,323	1,373,968	29%	1,210,699	13%
Marketing Solutions	164,023	109,917	49%	92,907	18%
Corporate and other	157,079	52,089	***	51,783	1%
Intersegment eliminations	(78,539)	(68,089)	15%	(47,221)	44%
Total operating expenses	2,014,886	1,467,885	37%	1,308,168	12%
Operating income (loss)	(146,977)	58,139	***	33,836	72%
Non-operating income (expense)	60,207	38,120	58%	34,270	11%
Income (loss) before income taxes	(207,184)	20,019	***	(434)	***
Provision (benefit) for income taxes	(85,994)	1,912	***	481	***
Net income (loss)	$(121,190)	$18,107	***	(915)	***
Diluted earnings (loss) per share	$(1.77)	$0.31	***	(0.02)	***
*** Indicates an absolute value percentage change greater than 100.

Intersegment eliminations in the preceding table represent digital marketing services revenues and expenses associated with products sold by our U.S. local publishing sales teams but which are fulfilled by our Marketing Solutions segment. When discussing segment results, these revenues and expenses are presented gross but are eliminated in consolidation.

Operating revenues:

Our Publishing segment generates revenue primarily through advertising and marketing services and subscriptions to our print and digital publications. Our advertising teams sell local, national, and classified print advertising products, digital advertising offerings such as digital classified advertisements, digital media such as display advertisements run on our platforms as well as third-party sites, and digital marketing services such as search advertising offered through and delivered by our Marketing Solutions segment. Circulation revenues are derived principally from home delivery and single copy sales of our publications and distributing our publications on our digital platforms. Other revenues are derived mainly from commercial printing and distribution arrangements and our events business.

Our Marketing Solutions segment generates advertising and marketing services revenues through multiple services including search advertising, display advertising, search optimization, social media, website development, web presence products, customer relationship management, Google-suite offerings, and software-as-a-service solutions. Other revenues in our Marketing Solutions segment are derived from system integration services, cloud offerings, and software licensing.

Revenue comparisons 2019 - 2018:

Total operating revenues were $1.9 billion in 2019, an increase of 22% from 2018. The increase in total revenue was comprised of a $166.1 million, or 21%, increase in advertising and marketing services revenues, a $129.9 million, or 23%, increase in circulation revenues, and a $45.9 million, or 28%, increase in other revenues. Revenue at the Publishing and Marketing Solutions segments increased by $297.5 million and $53.4 million, respectively, primarily due to acquisition-related revenues, including six weeks of revenue contributed by Legacy Gannett. The increase in Publishing segment advertising and marketing services revenue was partially offset by declines in the local retail, classified, and preprint categories excluding acquisitions due to reduced demand consistent with secular trends adversely impacting the publishing industry as marketers shift their spend to other advertising categories. Publishing segment print circulation volumes declined, which were partially offset by price increases and increased distribution of premium editions in select locations.

Revenue comparisons 2018 - 2017:

Total operating revenues were $1.5 billion in 2018, an increase of 14%, from 2017. The increase in total operating revenues was comprised of a $60.6 million, or 8%, increase in advertising and marketing services revenue, a $100.6 million, or 21%, increase in circulation revenue, and $22.8 million, or 16%, increase in commercial printing and other revenue. Revenue at the Publishing and Marketing Solutions segments increased by $180.1 million and $24.6 million, respectively, primarily due to acquired revenues. The increase in Publishing segment advertising and marketing services revenue was partially offset by declines in the local retail, classified, and preprint categories due to reduced demand consistent with general trends adversely impacting the publishing industry. These trends also led to a decline in print circulation volumes that were largely offset by price increases and distribution of premium editions in select locations. The majority of the remaining increase in commercial printing and other revenue is due to events revenue and commercial print and distribution.

Operating expenses:

Operating expenses consist primarily of the following:

•
Operating costs such as labor, newsprint, and delivery costs in our Publishing segment or the cost of online media acquired from third parties and costs to manage and operate our marketing solutions and technology infrastructure in our Marketing Solutions segment;

•	Selling, general, and administrative expenses such as labor, payroll, outside services, and benefits costs;

•	Depreciation and amortization;

•	Integration and reorganization costs such as severance charges, facility consolidation charges, and acquisition or integration-related costs;

•	Costs incurred pursuant to acquisitions or mergers;

•	Impairment charges such as those for long-lived assets, goodwill, or other intangible assets; and

•	Net gains or losses on the sale or disposal of assets such as property, plant, and equipment.

Operating expense comparisons 2019 - 2018:

Total operating expenses were $2.0 billion in 2019, an increase of 37%, or $547.0 million, compared to 2018. Total operating expenses across all segments increased primarily due to acquired operating expenses of $383.2 million, including $308.0 million from six weeks of expenses contributed by Legacy Gannett.

Operating costs were $1.1 billion in 2019, an increase of 25% compared to 2018. Publishing segment operating costs increased $186.0 million, or 22%, while Marketing Solutions segment operating costs increased $36.0 million, or 57%, due primarily to the contributions of Legacy Gannett, partially offset by continued cost efficiency efforts resulting from the consolidation and centralization of operations and costs associated with declines in revenue from continuing operations.

Selling, general, and administrative expenses were $606.9 million in 2019, an increase of 21% compared to 2018. Publishing segment selling, general, and administrative expenses increased $72.3 million, or 17%, while Marketing Solutions segment selling, general, and administrative expenses increased $14.8 million, or 36%, due primarily to the contributions of Legacy Gannett, partially offset by continued cost efficiency efforts.

Integration and reorganization costs were $47.4 million in 2019, an increase of $32.4 million compared to 2018. Integration and reorganization costs at the Corporate, Publishing, and Marketing Solutions segments increased $23.6 million, $6.8 million, and $1.9 million, respectively, primarily due to additional severance costs stemming from acquisition-related synergies and the continued consolidation of our operations resulting from the ongoing implementation of our plans to reduce costs and preserve cash flow and the integration of acquired businesses.

Acquisitions costs were $60.6 million in 2019, an increase of $58.0 million compared to 2018. The increase in acquisition costs, the vast majority of which were incurred at the Corporate segment, was primarily due to acquisition costs of $55.6 million incurred in conjunction with the acquisition of Legacy Gannett.

Impairment of long-lived assets was $3.0 million in 2019, an increase of $1.5 million compared to 2018. These impairments, which occurred exclusively at the Publishing segment, were due to the cessation of operations at 3 print publications and 12 printing operations.

Goodwill and masthead impairments were $100.7 million in 2019. No goodwill and masthead impairments occurred in 2018. Impairments in 2019, which were recorded exclusively at the Publishing segment, were the result of softening business conditions leading to declines in revenue projections that negatively impacted the fair value of our reporting units and mastheads.

Operating expense comparisons 2018 - 2017:

Total operating expenses were $1.5 billion in 2018, an increase of 12%, or $159.7 million, compared to 2017. Total operating expenses across all segments increased primarily due to acquired operating expenses of $144.1 million.

Operating costs were $865.2 million in 2018, an increase of 16% compared to 2017. Publishing segment operating costs increased $123.7 million, or 17%, while Marketing Solutions segment operating costs increased $16.5 million, or 35%, due primarily to costs from acquisitions of $91.4 million, partially offset by continued cost efficiency efforts.

Selling, general, and administrative expenses were $502.6 million in 2018, an increase of 12% compared to 2017. Publishing segment selling, general, and administrative expenses increased $55.2 million, or 15%, while Marketing Solutions segment selling, general, and administrative expenses increased $3.4 million, or 9%, due primarily to costs from acquisitions of $44.6 million, partially offset by continued cost efficiency efforts.

Integration and reorganization costs were $15.0 million in 2018, an increase of 69% compared to 2017. Integration and reorganization costs at the Publishing segment increased $6.5 million primarily due to severance costs related to acquisition-related synergies and the continued consolidation of our operations resulting from ongoing implementation of our plans to reduce costs and preserve cash flow, including a voluntary severance offer implemented in the third quarter of 2018. Integration and reorganization costs at the Marketing Solutions segment decreased by $0.4 million while integration and reorganization costs at the Corporate segment were essentially flat.

Impairment of long-lived assets was $1.5 million in 2018, a decrease of 78% compared to 2017. 2018 impairments, which occurred exclusively at the Publishing segment, were due to the cessation of operations at seven print publications and one printing facility. In 2017, we recorded a $7.1 million impairment of long-lived assets due to 15 printing facilities ceasing operations.

No goodwill and masthead impairments were recorded in 2018. Goodwill and masthead impairments were $27.4 million in 2017. Impairments in 2017, which were recorded exclusively at the Publishing segment, were primarily attributable to continuing economic pressures in the newspaper industry and a decline in the Company’s stock price.

Non-operating income / expenses:

Non-operating income and expenses consist largely of interest expense and losses on the early extinguishment of debt.

Non-operating expense comparisons 2019 - 2018:

Interest expense was $63.7 million in 2019, an increase of 76% compared to 2018. The increase in interest expense was primarily due to acquisitions and interest on our new, larger term loan facility, partially offset by the retirement of certain outstanding debt pursuant to the Legacy Gannett acquisition.

Losses on the early extinguishment of debt were $6.1 million in 2019, an increase of $3.2 million compared to 2018. The increase in losses was the result of prepayments and debt refinancings.

Non-operating expense comparisons 2018 - 2017:

Interest expense was $36.1 million in 2018, an increase of 18% compared to 2017. The increase in interest expense was primarily due to increased borrowings under amendments to our legacy credit agreements.

Losses on the early extinguishment of debt were $2.9 million in 2018, a decrease of 39% compared to 2017. The decrease in losses was the result of debt refinancings.

Publishing segment

A summary of our Publishing segment results is presented below:

In thousands
	2019	2018	% Change	2017	% Change
Operating revenues:
Advertising and marketing services	$897,585	$773,034	16%	$714,128	8%
Circulation	704,811	574,961	23%	474,320	21%
Commercial printing and other	190,256	147,129	29%	126,562	16%
Total operating revenues	1,792,652	1,495,124	20%	1,315,010	14%
Operating expenses:	—
Operating costs	1,045,807	859,780	22%	736,092	17%
Selling, general and administrative expenses	495,511	423,198	17%	368,022	15%
Depreciation and amortization	101,881	78,075	30%	69,562	12%
Integration and reorganization costs	21,336	14,487	47%	7,946	82%
Impairment of long-lived assets	3,009	1,538	96%	7,042	(78%)
Goodwill and mastheads impairment	100,743	—	***	23,799	(100%)
Net (gain) loss on sale or disposal of assets	4,036	(3,109)	***	(1,764)	76%
Total operating expenses	1,772,323	1,373,969	29%	1,210,699	13%
Operating income	$20,329	$121,155	(83%)	$104,311	16%
*** Indicates an absolute value percentage change greater than 100.

Operating revenues

Revenue comparisons 2019 - 2018:

Advertising and marketing services revenues were $897.6 million for 2019, an increase of 16% compared to 2018, which included revenues from international operations of $16.3 million for 2019. This increase was primarily attributable to $171.8 million in acquired advertising and marketing services revenues, including $136.0 million related to Legacy Gannett.

Print advertising revenues were $688.8 million for 2019, an increase of 10% compared to 2018. Local and national print advertising revenues were $426.8 million and $51.0 million, respectively, for 2019, increases of 7% and 55%, respectively, compared to 2018. The increases in local and national print advertising revenues were attributable to $86.3 million in acquired revenues, including $61.7 million in acquired revenues related to Legacy Gannett. Classified print advertising revenues of $211.1 million for 2019 increased 8% compared to 2018, primarily attributable to acquired revenues of $29.8 million, including $23.1 million in acquired revenues related to Legacy Gannett. The increases across all categories of print advertising revenues were partially offset by reduced demand consistent with general trends adversely impacting the publishing industry.

Digital advertising and marketing services revenues were $208.8 million for 2019, an increase of 41% compared to 2018. Digital media revenues were $125.8 million for 2019, an increase of 57% compared to 2018, primarily due to $38.2 million in acquired revenues, including $35.1 million in acquired revenues related to Legacy Gannett. Digital classified revenues were $30.7 million for 2019, an increase of 15% compared to 2018 due to $6.5 million in acquired revenues, including $5.7 million in acquired revenues related to Legacy Gannett. Digital marketing services revenues were $52.3 million for 2019, an increase of 27% compared to 2018. This increase was attributable to $11.0 million in acquired revenues, including $10.4 million in acquired revenues related to Legacy Gannett.

Circulation revenues were $704.8 million for 2019, an increase of 23% compared to 2018, which included revenues from international operations of $7.4 million for 2019. Print circulation revenues were $661.8 million for 2019, an increase of 19% from 2018, due to $104.0 million in acquired revenues, including $85.2 million in acquired print circulation revenues related to Legacy Gannett, and increases from our strategic pricing programs and premium editions, partially offset by declines stemming from a reduction in volume of our single copy and home delivery sales, reflecting general industry trends. Digital circulation revenues were $43.1 million for 2019, more than double the total from 2018, primarily due to $23.0 million in acquired revenues, including $22.1 million related to Legacy Gannett, and strong growth in the onboarding of new digital-only subscribers.

Commercial printing and other revenues of $190.3 million in 2019 increased 29% compared to 2018 due to $35.7 million in acquired other revenues, including $21.0 million in acquired revenues related to Legacy Gannett. Other revenues accounted for approximately 11% of total segment revenues for the year.

Revenue comparisons 2018 - 2017:

Advertising and marketing services revenues were $773.0 million for 2018, an increase of 8% compared to 2017. This increase was primarily attributable to $80.7 million in acquired revenues partially offset by reduced demand consistent with general trends adversely impacting the publishing industry.

Print advertising revenues were $625.0 million for 2018, an increase of 4% compared to 2017. Local print advertising revenues were $397.2 million, an increase of 7% compared to 2017, which included acquired local print advertising revenues of $50.1 million. National print advertising revenues were $32.9 million, effectively flat compared to 2017, included acquired national print revenues of $4.9 million. Classified print advertising revenues of $194.9 million for 2018 increased 1% compared to 2017, primarily attributable to acquired revenues of $11.6 million. The acquisition related increases across all categories of print advertising revenues were partially offset by reduced demand consistent with general trends adversely impacting the publishing industry.

Digital advertising and marketing services revenues were $148.1 million for 2018, an increase of 28% compared to 2017. Digital media revenues were $80.3 million for 2018, an increase of 27% compared to 2017, primarily due to $7.8 million in acquired revenues. Digital classified revenues were $26.7 million for 2018, an increase of 11% compared to 2017, due to $1.3 million in acquired revenues partially offset by declines in certain verticals such as automotive and employment. Digital marketing services revenues were $41.1 million for 2018, an increase of 44% compared to 2017. This increase was attributable to $4.9 million in acquired revenues as well as strong growth in the onboarding of new customers.

Circulation revenues were $575.0 million for 2018, an increase of 21% compared to 2017. Print circulation revenues were $557.1 million for 2018, an increase of 21% from 2017, due to $62.4 million in acquired revenues and increases from our strategic pricing programs, partially offset by declines stemming from a reduction in volume of our single copy and home delivery sales, reflecting general industry trends. Digital circulation revenues were $17.8 million for 2018, a 30% increase from 2017, primarily due to $3.5 million in acquired revenues.

Commercial printing and other revenues of $147.1 million in 2018 increased 16% compared to 2017 due to $11.8 million in acquired revenues. Other revenues accounted for approximately 10% of total segment revenues for the year.

Operating expenses

Operating expense comparisons 2019 - 2018:

Operating costs were $1.0 billion in 2019, an increase of 22% compared to 2018. Operating costs from acquired entities totaled $197.2 million in 2019, including $154.9 million related to Legacy Gannett. Newsprint and ink costs were $100.9 million in 2019, an increase of 9% compared to 2018, primarily as a result of acquired newsprint and ink costs of $14.1 million, including $12.1 million related to Legacy Gannett, partially offset by lower production volumes. News and editorial expenses were $31.9 million in 2019, an increase of 13% compared to 2018, primarily as a result of acquired news and editorial expenses of $3.5 million, including $2.4 million related to Legacy Gannett. Hauling and delivery costs were $185.3 million in 2019, an increase of 26%, due primarily to acquired hauling and delivery costs of $40.7 million, including $33.7 million related to Legacy Gannett. Other material categories of Legacy Gannett costs contributing to the overall increase in operating costs include $59.7 million in compensation and benefit costs and $28.5 million in outside services.

Selling, general, and administrative expenses were $495.5 million in 2019, an increase of 17% compared to 2018. Selling, general, and administrative expenses from acquired entities totaled $86.8 million in 2019, including $63.7 million related to Legacy Gannett. Outside services costs were $35.7 million in 2019, an increase of 7% compared to 2018, primarily as a result of acquired outside services costs of $6.4 million, including $3.7 million related to Legacy Gannett. Other material categories of Legacy Gannett costs contributing to the overall increase in selling, general, and administrative expenses include $27.4 million in compensation costs and $22.5 million in other general and administrative costs.

Depreciation and amortization expense for 2019 was $101.9 million, a 30% increase compared to 2018, primarily attributable to $18.4 million in acquired depreciation and amortization expense, including $12.2 million related to the acquired property and intangibles from the Legacy Gannett acquisition.

Integration and reorganization costs were $21.3 million in 2019, an increase of 47% compared to 2018, primarily attributable to integration and reorganization costs from acquired entities of $13.1 million, including $12.9 million in acquired expenses related to Legacy Gannett, as well as additional severance costs related to acquisition-related synergies and the continued consolidation of our operations resulting from the ongoing implementation of our plans to reduce costs and preserve cash flow.

Impairment of long-lived assets was $3.0 million in 2019, an increase of $1.5 million compared to 2018, primarily due to the cessation of operations at other print publications and printing facilities.

Goodwill and masthead impairments were $100.7 million in 2019. These impairments were due largely to softening business conditions leading to declines in revenue projections and reductions in certain groups' royalty rates that negatively impacted the fair value of our reporting units. No goodwill or masthead impairments were recorded in 2018.

Operating expense comparisons 2018 - 2017:

Operating costs were $859.8 million in 2018, an increase of 17% compared to 2017. Operating costs include costs from acquisitions of $91.4 million. Newsprint and ink costs were $93.0 million in 2018, an increase of 26% compared to 2017, primarily as a result of acquired newsprint and ink costs of $9.5 million partially offset by lower production volumes. News and editorial expenses were $28.3 million in 2018, an increase of 14% compared to 2017. Hauling and delivery costs were $146.6 million in 2018, an increase of 17%, due primarily to acquired hauling and delivery costs of $20.5 million. Other material categories of costs from acquisitions contributing to the overall increase in operating costs include $30.3 million in compensation costs and $9.9 million in outside services.

Selling, general, and administrative expenses were $423.2 million in 2018, an increase of 15% compared to 2017. Selling, general, and administrative expenses from acquired entities totaled $44.6 million in 2018. Outside services costs were $33.3 million in 2018, an increase of 34% compared to 2017, primarily as a result of acquired outside services costs of $6.7 million. Compensation costs from acquisitions of $23.0 million also contributed to the overall increase in selling, general, and administrative expenses.

Depreciation and amortization expense for 2018 was $78.1 million, a 12% increase compared to 2017, primarily attributable to $6.1 million in acquired depreciation and amortization expense.

Integration and reorganization costs were $14.5 million in 2018, an increase of 82% compared to 2017, primarily attributable to integration and reorganization costs from acquired entities of $2.0 million as well as additional severance costs related to acquisition-related synergies and the continued consolidation of our operations resulting from the ongoing implementation of our plans to reduce costs and preserve cash flow.

Impairment of long-lived assets was $1.5 million in 2018, a decrease of $5.5 million compared to 2017, primarily due to a reduction in the number of operations at print publications and printing facilities which were ceased.

No goodwill and masthead impairments compared to $23.8 million in goodwill and masthead impairments in 2017. The impairments in 2017 were due largely to softening business conditions leading to declines in revenue projections and reductions in certain groups' royalty rates that negatively impacted the fair value of our reporting units.

Publishing segment Adjusted EBITDA

In thousands
	2019	2018	Change	2017	Change
Net income (GAAP basis)	$22,523	$122,392	(82%)	$104,883	17%
Interest expense	123	400	(69%)	656	(39%)
Other non-operating items, net	(969)	(1,554)	(38%)	(776)	***
Depreciation and amortization	101,881	78,075	30%	69,562	12%
Integration and reorganization costs	21,336	14,487	47%	7,946	82%
Impairment of long-lived assets	3,009	1,538	96%	7,042	(78%)
Goodwill and mastheads impairments	100,743	—	***	23,799	(100%)
Net (gain) loss on sale or disposal of assets	4,036	(3,109)	***	(1,764)	76%
Other items	16,234	8,186	98%	5,135	59%
Adjusted EBITDA (non-GAAP basis)	$268,916	$220,415	22%	$216,483	2%
*** Indicates an absolute value percentage change greater than 100.

Adjusted EBITDA for our Publishing segment increased 22% from 2018 to 2019. This increase was primarily attributable to additional adjusted EBITDA from Legacy Gannett of $55.7 million and ongoing operating efficiencies, partially offset by declines in organic print advertising and circulation revenues.

Adjusted EBITDA for our Publishing segment was effectively flat from 2017 to 2018, with additional adjusted EBITDA from acquired entities and ongoing operating efficiencies offset by declines in organic print advertising and circulation revenues.

Marketing Solutions segment

A summary of our Marketing Solutions segment results is presented below:

In thousands
	2019	2018	Change	2017	Change
Operating revenues:
Advertising and marketing services	$131,003	$80,086	64%	$58,102	38%
Other	18,239	15,785	16%	13,172	20%
Total operating revenues	149,242	95,871	56%	71,274	35%
Operating expenses:
Operating costs	99,272	63,311	57%	46,839	35%
Selling, general and administrative expenses	56,323	41,484	36%	38,114	9%
Depreciation and amortization	6,534	5,003	31%	3,852	30%
Integration and reorganization costs	1,937	—	***	445	(100%)
Acquisition costs	(38)	85	***	8	***
Goodwill and mastheads impairment	—	—	—%	3,649	(100%)
Net (gain) loss on sale or disposal of assets	(5)	34	***	—	—%
Total operating expenses	164,023	109,917	49%	92,907	18%
Operating loss	$(14,781)	$(14,046)	5%	$(21,633)	(35%)
*** Indicates an absolute value percentage change greater than 100.

Operating revenues

Revenue comparisons 2019 - 2018:

Advertising and marketing services revenues were $131.0 million for 2019, an increase of 64% compared to 2018, which included revenues from international operations of $5.1 million for 2019. This increase was primarily attributable to $42.6 million in acquired advertising and marketing services revenues related to Legacy Gannett and modest organic growth due to new customer growth and sales initiatives from our direct sales force. Other revenues were $18.2 million for 2019, an increase of 16% compared to 2018. This increase is primarily the result of an increase in new customers and modest organic growth stemming from an enhanced focus on larger dollar clients.

Revenue comparisons 2018 - 2017:

Advertising and marketing services revenues were $80.1 million for 2018, an increase of 38% compared to 2017. This increase was primarily attributable to new customer acquisition growth and increased cross selling of UpCurve products to new and existing customer bases. Other revenues were $15.8 million for 2018, an increase of 20% compared to 2017. This increase is primarily the result of new customer acquisitions and modest organic growth stemming from an enhanced focus on larger dollar clients.

Operating expenses

Operating expense comparisons 2019 - 2018:

Operating costs, which include online media acquired from third parties, costs to manage and operate the segment's solutions and technology infrastructure, and other third-party direct costs, were $99.3 million for 2019, an increase of 57% compared to 2018. This increase was primarily attributable to $24.2 million in acquired operating costs related to Legacy Gannett. Outside service costs, which include costs of online media acquired from third-party publishers, totaled $66.8 million for 2019 compared to $36.9 million for 2018. The increase is primarily the result of acquired outside service costs of $18.9 million related to Legacy Gannett and increased costs of media associated with new customer acquisition initiatives and the resulting growth. Other material categories of Legacy Gannett costs contributing to the overall increase in operating costs include $5.3 million in compensation and benefit costs.

Selling, general, and administrative expenses consist primarily of personnel and related expenses for selling and marketing staff, product development and engineering professionals, and other general and administrative functions. Total selling, general, and administrative expenses were $56.3 million for 2019, an increase of 36% compared to 2018. This increase was primarily attributable to $14.8 million in acquired selling, general, and administrative expenses related to Legacy Gannett. Outside services costs were $5.9 million in 2019, an increase of 10% compared to 2018, primarily the result of acquired outside services costs of $1.1 million related to Legacy Gannett. Other material categories of Legacy Gannett costs contributing to the overall increase in selling, general, and administrative expenses include $13.0 million in compensation and benefit costs and $1.1 million in advertising and promotional expenses.

Depreciation and amortization expense for 2019 was $6.5 million, a 31% increase compared to 2018, primarily attributable to $3.0 million in acquired depreciation and amortization expense related to Legacy Gannett.

Integration and reorganization costs were $1.9 million in 2019. No integration and reorganization costs were incurred in 2018. Integration and reorganization costs acquired from Legacy Gannett were $0.5 million. The increase in integration and reorganization costs was the result of acquisition-related synergies as part of the ongoing implementation of our plans to reduce costs and preserve cash flow.

Operating expense comparisons 2018 - 2017:

Operating costs, which include online media acquired from third parties, costs to manage and operate the segment's solutions and technology infrastructure, and other third-party direct costs, were $63.3 million for 2018, an increase of 35% compared to 2017. Outside service costs, which include costs of online media acquired from third-party publishers, totaled $36.9 million for 2018 compared to $26.9 million for 2017. These increases are primarily the result of additional costs of online media in line with revenue growth stemming from increased cross selling of UpCurve products to new and existing customer bases.

Selling, general, and administrative expenses consist primarily of personnel and related expenses for selling and marketing staff, product development and engineering professionals, and other general and administrative functions. Total selling, general, and administrative expenses were $41.5 million for 2018, an increase of 9% compared to 2017. This increase was primarily attributable to an increase in compensation costs of $3.9 million stemming from increases in production and fulfillment staffing needs as a result of new customer growth. Outside services costs were $5.4 million in 2018, a decrease of 3% compared to 2017, due primarily to increased operating efficiencies.

Depreciation and amortization expense for 2018 was $5.0 million, a 30% increase compared to 2017, primarily attributable to increased amortization costs stemming from new product and development initiatives.

No goodwill impairment was incurred in 2018 compared to $3.6 million of goodwill impairment in 2017. The goodwill impairment in 2017 was the result of softening business conditions leading to declines in revenue projections that negatively impacted the fair value of businesses.

Marketing Solutions segment Adjusted EBITDA

In thousands
	2019	2018	Change	2017	Change
Net loss (GAAP basis)	$(14,006)	$(14,047)	—%	$(21,625)	(35%)
Income tax expense (benefit)	—	—	—%	(8)	(100%)
Other non-operating items, net	(775)	—	***	—	—%
Depreciation and amortization	6,534	5,003	31%	3,852	30%
Integration and reorganization costs	1,937	—	***	445	(100%)
Acquisition costs	(38)	85	***	8	***
Goodwill and mastheads impairments	—	—	—%	3,649	(100%)
Net (gain) loss on sale or disposal of assets	(5)	34	***	—	***
Other items	3,074	2,521	22%	2,215	14%
Adjusted EBITDA (non-GAAP basis)	$(3,279)	$(6,404)	(49%)	$(11,464)	(44%)
*** Indicates an absolute value percentage change greater than 100.

Adjusted EBITDA for our Marketing Solutions segment was negative $3.3 million in 2019 compared to negative $6.4 million in 2018. This improvement was primarily attributable to additional Adjusted EBITDA from Legacy Gannett of $4.8 million and ongoing operating efficiencies.

Adjusted EBITDA for our Marketing Solutions segment was negative $6.4 million in 2018 compared to negative $11.5 million in 2017. This improvement was primarily attributable to additional adjusted EBITDA from acquisitions and ongoing operating efficiencies.

Corporate and other

Corporate operating revenues were $4.6 million in 2019 compared to $3.1 million in 2018. Corporate operating expenses were $157.1 million for 2019 compared to $52.1 million in 2018. This increase was primarily attributable to operating expenses from acquired entities of $31.4 million, including $30.5 million in acquired operating expenses related to Legacy Gannett and an increase in acquisition costs of $58.1 million. Also included in corporate operating expenses for 2019 were $24.1 million of integration and reorganization costs and $3.5 million of depreciation and amortization expenses.

Corporate operating revenues were $3.1 million in 2018 compared to $2.9 million in 2017. Corporate operating expenses were $52.1 million for 2018, an increase of 1% compared to 2017. Also included in corporate operating expenses for 2018 were $0.5 million of integration and reorganization costs and $1.7 million of depreciation and amortization expenses.

Income tax expense (benefit)

The following table summarizes the income tax benefit (expense) attributable to our pre-tax net income for the past three years:

In thousands	2019	2018	2017
Pre-tax net income (loss)	$(207,184)	$20,019	$(434)
Income tax expense (benefit)	(85,994)	1,912	481
Effective tax rate	41.5%	9.6%	***
*** Indicates a percentage that is not meaningful.

Our effective tax rate for the year ended December 31, 2019 was 41.5%. The rate was primarily impacted by release of a valuation allowance of $46.9 million relating to Legacy New Media's U.S. federal deferred tax assets. Our effective tax rate without the valuation allowance release would have been 18.9%, which is lower than the statutory rate due to non-deductible transaction costs. If we do not have taxable income in future years, we may be required to reestablish a valuation allowance against our federal deferred tax assets.

Net income and earnings per share

Net loss was $121.2 million for 2019 compared to net income of $18.1 million for 2018. The decrease in net income is primarily attributable to the decrease in operating income, which was the result of additional costs incurred pursuant to our 2019 acquisitions as well as goodwill and masthead impairments. Net income was $18.1 million for 2018 compared to net loss of $0.9 million for 2017. The increase in net income is primarily attributable to an increase in operating income, which was the result of acquisitions completed in 2018, partially offset by increases in non-operating expenses and income tax provisions.

Diluted loss per share was $1.77 for 2019 compared to earnings per share of $0.31 for 2018. The decrease in diluted earnings per share for 2019 compared to 2018 was primarily attributable to the decrease in net income discussed above. Diluted earnings per share were $0.31 for 2018 compared to loss per share of $0.02 for 2017. The increase in diluted earnings per share for 2018 compared to 2017 was primarily attributable to the increase in net income discussed above.

Liquidity and capital resources

Our primary cash requirements are for working capital, debt obligations, and capital expenditures. We expect our 2020 capital expenditures to total between $50.0 million and $60.0 million. 2020 capital expenditures will be primarily comprised of projects related to digital product development, maintenance of our print and technology systems, the consolidation of our print operations, and system upgrades.

We expect to fund our operations through cash provided by operating activities. We expect we will have adequate capital resources and liquidity to meet our working capital needs, borrowing obligations, and all required capital expenditures for at least the next twelve months.

Our leverage may adversely affect our business and financial performance and restricts our operating flexibility. The level of our indebtedness and our on-going cash flow requirements may expose us to a risk that a substantial decrease in operating cash flows due to, among other things, continued or additional adverse economic developments or adverse developments in our business, could make it difficult for us to meet the financial and operating covenants contained in our term loan. In addition, our leverage may limit cash flow available for general corporate purposes such as capital expenditures and our flexibility to react to competitive, technological, and other changes in our industry and economic conditions generally.

Details of our cash flows are included in the table below:

In thousands	2019	2018	2017
Net cash provided by operating activities	$25,535	$109,559	$110,506
Net cash used for investing activities	(785,060)	(201,476)	(160,273)
Net cash provided by (used for) financing activities	898,913	98,525	(79,723)
Effect of currency exchange rate change	(3,494)	—	—
Net increase (decrease) in cash	$135,894	$6,608	$(129,490)

Cash flows from operating activities: Our largest source of cash provided by our operations is advertising revenues primarily generated from local and national advertising and marketing services revenues (retail, classified, and online). Additionally, we generate cash through circulation subscribers, commercial printing and delivery services to third parties, and events. Our primary uses of cash from our operating activities include compensation, newsprint, delivery, and outside services.

 Net cash provided by operating activities was $25.5 million in 2019 compared to $109.6 million in 2018. This decrease in net cash was primarily due to additional pension and postretirement payments of $90.7 million, most to which is related to an $87.8 million pay-out of SERP benefits resulting from the acquisition of Legacy Gannett and a $2.9 million increase in severance payments.

Net cash provided by operating activities was $109.6 million in 2018 compared to $110.5 million in 2017. The overall change in net cash provided by operating activities between the two years was immaterial.

Cash flows used for investing activities: Net cash used for investing activities was $785.1 million in 2019 compared to $201.5 million in 2018. This increase was primarily due to year over year increases of $591.6 million to fund acquisitions and $2.3 million for capital expenditures, partially offset by a year over year increase of $12.4 million in funds received from the sale of publications and other assets.

Net cash used for investing activities was $201.5 million in 2018 compared to $160.3 million in 2017. This increase was primarily due to year over year increases of $40.7 million to fund acquisitions, $0.5 million for capital expenditures, partially offset by a $0.1 million increase in funds received from the sale of publications and other assets.

Cash flows from financing activities: Net cash provided by financing activities was $898.9 million in 2019 compared to $98.5 million in 2018. This increase was primarily due to increased borrowings under term loan of $1.7 billion. Cash from the term loan was partially offset by the repayment of convertible debt as part of the acquisition of Legacy Gannett of $198.0 million and increases in the term loan repayments of $478.0 million, the issuance of common stock, net of underwriters' discount and the payment of offering costs, of $111.1 million, the payment of dividends of $4.7 million and payment of debt issuance costs of $120.4 million.

Net cash provided by financing activities was $98.5 million in 2018 compared to net cash used by financing activities of $79.7 million in 2017. This increase was primarily due to increases in the issuance of common stock, net of underwriters' discount and the payment of offering costs, of $111.1 million and borrowings under term loans of $59.7 million, as well as decreases in term loan repayments of $11.4 million, purchases of common stock $5.0 million and payments of debt issuance costs of $2.8 million. This is partially offset by an increase in the payment of dividends of $11.6 million.

Indebtedness

Apollo Term Loan

In November 2019, pursuant to the acquisition of Legacy Gannett, the Company entered into a five-year, senior-secured term loan facility with Apollo Capital Management, L.P. ("Apollo") in an aggregate principal amount of approximately $1.8 billion. The term loan facility, which matures on November 19, 2024, generally bears interest at the rate of 11.5% per annum. Origination fees totaled 6.5% of the total principal amount of the financing at closing. Pursuant to the agreement, Apollo has the right to designate two individuals to attend Board of Directors meetings as non-fiduciary and non-voting observers and participants. In addition, the Company's total gross leverage ratio, defined generally as the ratio of consolidated debt to EBITDA, cannot exceed 4:00:1:00 as of the origination date, gradually decreasing to an upper threshold of 3:00:1:00. If the total gross leverage ratio exceeds the aforementioned thresholds, Apollo has the right to appoint up to two voting directors.

The Company is permitted to prepay the principal of the term loan facility, in whole or in part, at par plus accrued and unpaid interest, without any prepayment premium or penalty. The term loan facility is guaranteed by the wholly-owned material subsidiaries of the Company, and all obligations of the Company and its subsidiary guarantors are secured by first priority liens on certain material real property, equity interests, land, buildings, and fixtures. The term loan facility contains customary representations and warranties, affirmative covenants, and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, fundamental changes, dispositions, dividends and other distributions, capital expenditures, and events of default. The Company has used the proceeds of the term loan facility to partially fund the acquisition of Legacy Gannett and will use proceeds in the future to (i) repay, prepay, repurchase, redeem, or otherwise discharge in full each of the existing financing facilities (as defined in the agreement and discussed in part below) and (ii) pay fees and expenses incurred to obtain the term loan facility.

As of December 31, 2019, the Company had $1.8 billion in aggregate principal outstanding under the term loan facility. During the year ended December 31, 2019, the Company recorded $23.5 million in interest expense and incurred approximately $111.8 million of capitalized lender fees and $4.7 million in deferred financing costs and will be amortized over the term of the Term Loan Facility. Amortization of deferred financing costs totaled $2.6 million for the year ended December 31, 2019. The effective interest rate is 13.2%.

New Media Credit Agreement

Prior to the acquisition of Legacy Gannett, the Company, through its wholly-owned subsidiary New Media Holdings II LLC (the “New Media Borrower”) maintained secured credit facilities (the “Credit Facilities”) under an agreement (the “New Media Credit Agreement”) with a syndication of lenders, including a term loan facility and a revolving credit facility. The term loan facility was scheduled to expire on July 14, 2022 and the revolving credit facility was scheduled to expire on July 14, 2021. Maximum borrowings under the revolving credit facility, including letters of credit, totaled $40.0 million. The New Media Credit Agreement contained customary representations and warranties and affirmative covenants and negative covenants applicable to Holdings I, the New Media Borrower, and the New Media Borrower's subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, fundamental changes, dispositions, dividends and other distributions, and events of default. The New Media Credit Agreement also contained a financial covenant requiring Holdings I, the New Media Borrower, and the New Media Borrower’s subsidiaries to maintain a maximum total leverage ratio of 3.25:1.00.

Pursuant to the acquisition of Legacy Gannett in November 2019 and the origination of the Apollo term loan facility, all outstanding secured term facilities, incremental facilities, revolving credit facilities, and incremental term loans under the New Media Credit Agreement were paid in full or terminated. Furthermore, all guarantees and security interests in respect of the New Media Credit Agreement were released. As a result, the Company recognized a loss on extinguishment of debt of $3.7 million.

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

Convertible debt

On April 9, 2018, Legacy Gannett completed an offering of 4.75% convertible senior notes, with an initial offering size of $175.0 million aggregate principal amount. As part of the offering, the initial purchaser of the notes exercised its option to purchase an additional $26.3 million aggregate principal amount of notes, resulting in total aggregate principal of $201.3 million and net proceeds of approximately $195.3 million. Interest on the notes is payable semi-annually in arrears. The notes mature on April 15, 2024 with our earliest redemption date being April 15, 2022. The stated conversion rate of the notes is 82.4572 shares per $1,000 in principal or approximately $12.13 per share.

Upon conversion, we have the option to settle in cash, shares of our common stock, or a combination of the two. Additionally, holders may convert the notes at their option prior to January 15, 2024 only if one or more of the following conditions are present: (1) if, during any 20 of the 30 trading days immediately preceding a quarter end, our common stock trading price is 130% of the stated conversion price, (2) if, during the five business day period after any 10 consecutive trading day period, the trading price per $1,000 principal amount of notes is less than 98% of the product of (a) the last reported sale price of the Company's common stock and (b) the conversion rate on each such trading day, or (3) a qualified change in control event occurs. Depending on the nature of the triggering event, the conversion rate may also be subject to adjustment.

The Company's acquisition of Legacy Gannett constituted a Fundamental Change and Make-Whole Fundamental Change under the terms of the indenture governing the notes. At the acquisition date, the Company delivered to noteholders a notice offering the right to surrender all or a portion of their notes for cash on December 31, 2019. Holders were required to surrender their notes by December 30, 2019 and in return, the Company redeemed the notes for either (1) cash at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest from October 15, 2019 to December 29, 2019 (2) converted equity plus cash at the stated conversion rate of 82.4572 shares per $1,000 in principal, comprised of 0.5427 shares of Parent common stock, plus $6.25 of cash. On December 31, 2019, we completed the redemption of $198.0 million in aggregate principal in exchange for cash.

The $3.3 million principal value of the notes is reported as convertible debt in the Consolidated balance sheets. The effective interest rate on the notes was 6.05% as of December 31, 2019. During the year ended December 31, 2019, the Company recorded $1.3 million in interest expense, of which $1.1 million is cash interest paid on aforementioned redemption.

Contractual obligations and commitments

The following table reflects a summary of our contractual cash obligations, including estimated interest payments, where applicable, as of December 31, 2019:

in thousands	Payments Due by Period
	Total	2020	2021-2022	2023-2024	Thereafter
Debt obligations (a)	$2,761,045	$204,925	$409,850	$2,146,270	$—
Operating lease obligations (b)	563,459	76,339	145,799	107,706	233,615
Management fee	39,674	19,837	19,837	—	—
Purchase obligations (c)	496,270	193,690	162,652	96,794	43,134
Other noncurrent liabilities (d)	29,066	19,080	6,061	2,592	1,333
Retirement plan contributions (e)	$93,729	54,439	39,290	—	—
Total	$3,983,243	$568,310	$783,489	$2,353,362	$278,082

(a)	See Note 7 — Indebtedness to the consolidated financial statements.

(b)	See Note 3 — Leases to the consolidated financial statements.

(c)
Includes purchase obligations related to wire services, interactive marketing agreements, professional services, paper distribution agreements, printing contracts, and other legally binding commitments. Amounts for which we are liable under purchase orders outstanding at December 31, 2019 are reflected in the Consolidated balance sheets as accounts payable and accrued liabilities and are excluded from the table above.

(d)
Consists largely of unfunded or underfunded postretirement benefit plans excluding the Gannett Retirement Plan (GRP), the Newsquest Pension Scheme, the George W. Prescott Plan, and the Times Publishing Company Plan. Included in this total are several plans assumed pursuant to the acquisition of Legacy Gannett, including the Gannett 2015 Supplemental Retirement Plan, the Gannett Retiree Welfare Plan, the Newspaper Guild of Detroit Plan, and a SERP plan which was assumed pursuant to Legacy Gannett's acquisition of JMG. Contributions beyond the next fiscal year are excluded due to uncertainties regarding significant assumptions involved in estimating these contributions such as interest rate levels as well as the amount and timing of invested asset returns.

(e)
Consists of amounts we are contractually obligated to contribute to the GRP, the Newsquest Pension Scheme, the George W. Prescott Plan, and the Times Publishing Company Plan. This total does not include additional contributions which may be required to meet IRS minimum funding standards as these contributions are subject to uncertainties regarding significant assumptions involved in their estimation such as interest rate levels as well as the amount and timing of invested asset returns.

Due to uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at December 31, 2019, we are unable to make reasonably reliable estimates of the period of cash settlement. Therefore, $34.1 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 10 — Income taxes to the consolidated financial statements for a further discussion of income taxes.

Off-balance sheet arrangements

As of December 31, 2019, we had no material off-balance sheet arrangements as defined in the rules of the Securities and Exchange Commission.

Non-GAAP Financial Measures

A non-GAAP financial measure is generally defined as one that purports to measure historical or future financial performance, financial position, or cash flows but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measure. We define and use Adjusted EBITDA, a non-GAAP financial measure, as set forth below.

Adjusted EBITDA

We define Adjusted EBITDA as income (loss) from continuing operations before:

•	Income tax expense (benefit);

•	Interest expense;

•	Gains or losses on early extinguishment of debt;

•	Non-operating items, primarily pension costs;

•	Depreciation and amortization;

•	Integration and reorganization costs;

•	Impairment of long-lived assets;

•	Goodwill and intangible impairments;

•	Net loss (gain) on sale or disposal of assets;

•	Non-cash compensation;

•	Acquisition costs; and

•	Certain other non-recurring charges.

Management’s Use of Adjusted EBITDA

Adjusted EBITDA is not a measurement of financial performance under GAAP and should not be considered in isolation or as an alternative to income from operations, net income (loss), cash flow from continuing operating activities, or any other measure of performance or liquidity derived in accordance with GAAP. We believe this non-GAAP measure as we have defined it is helpful in identifying trends in our day-to-day performance because the items excluded have little or no significance on our day-to-day operations. This measure provides an assessment of controllable expenses and affords management the ability to make decisions which are expected to facilitate meeting current financial goals as well as achieve optimal financial performance.

Adjusted EBITDA provides us with a measure of financial performance, independent of items that are beyond the control of management in the short-term such as depreciation and amortization, taxation, non-cash impairments, and interest expense associated with our capital structure. This metric measures our financial performance based on operational factors that management can impact in the short-term, namely the cost structure or expenses of the organization. Adjusted EBITDA is one of the metrics we use to review the financial performance of our business on a monthly basis.

Limitations of Adjusted EBITDA

Adjusted EBITDA has limitations as an analytical tool. It should not be viewed in isolation or as a substitute for GAAP measures of earnings or cash flows. Material limitations in making the adjustments to our earnings to calculate Adjusted EBITDA and using this non-GAAP financial measure as compared to GAAP net income (loss) include: the cash portion of interest / financing expense, income tax (benefit) provision, and charges related to impairment of long-lived assets, which may significantly affect our financial results.

A reader of our financial statements may find this item important in evaluating our performance, results of operations, and financial position. We use non-GAAP financial measures to supplement our GAAP results in order to provide a more complete understanding of the factors and trends affecting our business.

Adjusted EBITDA is not an alternative to net income, income from operations, or cash flows provided by or used in operations as calculated and presented in accordance with GAAP. Readers of our financial statements should not rely on Adjusted EBITDA as a substitute for any such GAAP financial measure. We strongly urge readers of our financial statements to review the reconciliation of income (loss) from continuing operations to Adjusted EBITDA along with our consolidated financial statements included elsewhere in this report. We also strongly urge readers of our financial statements to not rely on any single financial measure to evaluate our business. In addition, because Adjusted EBITDA is not a measure of financial performance under GAAP and is susceptible to varying calculations, the Adjusted EBITDA measure as presented in this report may differ from and may not be comparable to similarly titled measures used by other companies.

We use Adjusted EBITDA as a measure of our day-to-day operating performance, which is evidenced by the publishing and delivery of news and other media and excludes certain expenses that may not be indicative of our day-to-day business operating results. We consider the unrealized (gain) loss on derivative instruments and the (gain) loss on early extinguishment of debt to be financing related costs associated with interest expense or amortization of financing fees. Accordingly, we exclude financing related costs such as the early extinguishment of debt because they represent the write-off of deferred financing costs, and we believe these non-cash write-offs are similar to interest expense and amortization of financing fees, which by definition are excluded from Adjusted EBITDA. Additionally, the non-cash gains (losses) on derivative contracts, which are related to interest rate swap agreements to manage interest rate risk, are financing costs associated with interest expense. Such charges are incidental to, but not reflective of, our day-to-day operating performance, and it is appropriate to exclude charges related to financing activities such as the early extinguishment of debt and the unrealized (gain) loss on derivative instruments which, depending on the nature of the financing arrangement, would have otherwise been amortized over the period of the related agreement and does not require a current cash settlement. Such charges are incidental to, but not reflective of our day-to-day operating performance of the business that management can impact in the short term.

The table below shows the reconciliation of (loss) income from continuing operations to Adjusted EBITDA for the periods presented:

	Year Ended
	2019	2018	% Change	2017	% Change
(in thousands)
Net income (loss) attributable to Gannett (GAAP basis)	$(119,842)	$18,196	***	$(915)	***
Income tax expense (benefit)	(85,994)	1,912	***	481	***
Interest expense	63,660	36,072	76%	30,476	18%
Loss on early extinguishment of debt	6,058	2,886	***	4,767	(39)%
Other non-operating items, net	(9,511)	(1,554)	***	(776)	***
Depreciation and amortization	111,882	84,791	32%	74,394	14%
Integration and reorganization costs	47,401	15,011	***	8,903	69%
Acquisition costs	60,618	2,651	***	1,975	34%
Impairment of long-lived assets	3,009	1,538	96%	7,142	(78)%
Goodwill and mastheads impairment	100,743	—	***	27,448	(100)%
Net (gain) loss on sale or disposal of assets	4,723	(3,971)	***	(1,649)	***
Non-cash compensation	11,324	3,156	***	3,135	1%
Other items	29,800	19,605	52%	9,910	98%
Adjusted EBITDA (non-GAAP basis)	$223,871	$180,293	24%	$165,291	9%
*** - Indicates a percentage change greater than 100.
Seasonality

Our revenues are subject to moderate seasonality due primarily to fluctuations in advertising volumes. Our advertising revenues for publishing are typically highest in the Company's fourth quarter due to holiday and seasonal advertising and lowest in the first quarter following the holiday season. The volume of advertising sales in any period is also impacted by other external factors such as competitors' pricing, advertisers' decisions to increase or decrease their advertising expenditures in response to anticipated consumer demand, and general economic conditions.

Critical accounting policies and the use of estimates

The preparation of financial statements in conformity with GAAP requires management to make decisions based on estimates, assumptions and factors it considers relevant to the circumstances. Such decisions include the selection of applicable principles and the use of judgment in their application, the results of which could differ from those anticipated.

Business Combinations

The Company accounts for acquisitions in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") 805 "Business Combinations" ("ASC 805"). ASC 805 provides guidance for recognition and measurement of identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree at fair value. In a business combination, the assets acquired, liabilities assumed, and noncontrolling interest in the acquiree are recorded as of the date of acquisition at their respective fair values with limited exceptions. Any excess of the purchase price (consideration transferred) over the estimated fair values of net assets acquired is recorded as goodwill. Transaction costs are expensed as incurred. The operating results of the acquired business are reflected in the Company’s consolidated financial statements after the date of the acquisition.

Goodwill

The application of the purchase method of accounting for business combinations requires the use of significant estimates and assumptions in the determination of the fair value of assets and liabilities in order to properly allocate the purchase price consideration or enterprise value between assets that are depreciated and amortized from goodwill. Our estimates of the fair values of assets and liabilities are based upon assumptions believed to be reasonable, and when appropriate, include assistance from independent third-party valuation firms. Refer to Note 4 — Acquisitions and dispositions of the consolidated financial statements.

We have a significant amount of goodwill. Goodwill at December 31, 2019 was $914.3 million. Historically, we have assessed the potential impairment of goodwill and intangible assets with indefinite lives on an annual basis as of the end of our second fiscal quarter in accordance with the provisions of ASC Topic 350 “Intangibles-Goodwill and Other.” The Company performed an assessment during the fourth quarter as a result of the acquisition of Legacy Gannett and the related restructuring.

We perform our impairment analysis on each of our reporting units. The Company has the option to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company elects to perform a qualitative assessment and concludes it is more likely than not that the fair value of the reporting unit is equal to or greater than its carrying value, no further assessment of that reporting unit’s goodwill is necessary; otherwise goodwill must be tested for impairment. The reporting units have discrete financial information and are regularly reviewed by management. The fair value of the applicable reporting units is compared to their carrying values. Calculating the fair value of a reporting unit requires us to make significant estimates and assumptions. We estimate fair value by applying third-party market value indicators to projected cash flows and/or projected earnings before interest, taxes, depreciation, and amortization. In applying this methodology, we rely on a number of factors, including current operating results and cash flows, expected future operating results and cash flows, future business plans, and market data. If the carrying value of the reporting unit exceeds the estimate of fair value, we calculate the impairment as the excess of the carrying value of goodwill over its implied fair value.

The fair values of our reporting units for goodwill impairment testing are estimated using the expected present value of future cash flows, recent industry transaction multiples, and using estimates, judgments, and assumptions that management believes are appropriate in the circumstances. The sum of the fair values of the reporting units is reconciled to our current market capitalization (based upon the stock market price) plus an estimated control premium.

Significant judgment is required in determining the fair value of our goodwill to measure impairment, including the determination of multiples of revenue and Adjusted EBITDA and future earnings projections. The estimates and judgments that most significantly affect the future cash flow estimates are assumptions related to revenue, specifically potential changes in future advertising (including the impact of economic trends and the speed of conversion of advertising and readership to online products from traditional print products), trends in newsprint prices, and other operating expense items.

In addition to the fourth quarter assessment noted above, we performed annual impairment testing of goodwill during the second quarter of 2019, 2018, and 2017. See Note 6 — Goodwill and other intangible assets for a discussion of the impairment charges taken.

Intangible Assets (Indefinite-Lived and Amortizable)

Intangible assets consist of mastheads, trade names, domain names, developed technology, and customer relationships. Newspaper mastheads (newspaper titles) are not subject to amortization and are tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired. The impairment test consists of a comparison of the fair value of each group of mastheads with their carrying amount. We used a relief from royalty approach which utilizes a discounted cash flow model to determine the fair value of newspaper mastheads. Our judgments and estimates of future operating results in determining the reporting unit fair values are consistently applied in determining the fair value of mastheads. We performed impairment tests on newspaper mastheads during the fourth quarter of 2019 as well as the second quarter of 2019, 2018, and 2017. See Note 6 — Goodwill and other intangible assets for a discussion of the impairment charges taken.

The fair values of our newspaper mastheads are estimated using the relief from royalty method as well as estimates, judgments and assumptions that management believes are appropriate in the circumstances. Intangible assets subject to amortization (primarily advertiser and subscriber lists) are tested for recoverability whenever events or changes in circumstances indicate their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group.

After the completion of its acquisition of Legacy Gannett, the Company reorganized its reporting units to align with its new segment structure. Due to the change in the composition of the reporting units, the Company performed additional impairment tests for goodwill and indefinite-lived intangible assets before and after the reorganization. Similar methodologies and assumptions were utilized for the post-reorganization impairment assessment. Fair values of the reporting units were determined to be greater than the carrying value of the reporting units, and the estimated fair value exceeded carrying value for all mastheads.

In the analysis performed before the reorganization, the fair value of the Newspapers reporting unit did not exceed the carrying value. The primary factors impacting the decrease in fair value were the Company’s third and fourth quarter financial performance and its declining stock price, which was, in part, related to the announcement of the Company’s acquisition of Legacy Gannett. As a result, the Company recorded a goodwill impairment of $62.3 million within the Newspapers reporting unit. In addition, the fair value of the mastheads in the east, central, west and BridgeTower regions did not exceed carrying value and accordingly the Company recorded an impairment of $38.4 million. Key assumptions within the impairment analyses included revenue and EBITDA projections, discount rates, royalty rates, long-term growth rates, and the effective tax rate that the Company considers appropriate. Revenue projections reflected continued declines in early years, which are expected to moderate to a terminal rate of loss of 1% with in the Newspapers reporting unit. EBITDA projections as a percentage of revenue show improvement over the next couple of years, largely due to continued expense reductions, and are expected to stabilize to an average rate of approximately 17% in the outer years. Discount rates were 20%, royalty rates ranged from 1.25% to 1.50%, and the effective tax rate was 27%.

Subsequent to the acquisition of legacy Gannett and management restructuring, the Company’s reporting units are Domestic Publishing, Newsquest and Marketing Solutions. The Legacy New Media units of accounting remained the same (east, central, west and BridgeTower) so there was no need to test for impairment. The fair values for Domestic Publishing and Marketing Solutions goodwill are greater than the carrying values; however, the difference between the two values is less than 10%. There is no headroom for Newsquest. For Domestic Publishing, the revenue projections mirrored the Legacy New Media analysis and were increased by the revenues expected to be earned by the Legacy Gannett business. They reflected continued declines in early years and that revenues are expected to moderate to a terminal rate of loss of 0.5%. EBITDA projections as a percentage of revenue show improvement over the next couple of years, largely due to expected synergies, facility consolidation and continued expense reductions, and then average to a rate of approximately 22% in the outer years. Discount rates were 21%, and the effective tax rate was 27%. For Marketing Solutions, revenues are expected to increase at a rate of approximately 7% to 10% for several years. The terminal growth rate is 3%. EBITDA projections as a percentage of revenue show improvement over the next couple of years and then average to approximately 12% to 13% beyond that. Discount rates were 21%, and the effective tax rate was 27%. Since there were no changes to the Newsquest reporting unit as a result of the acquisition, the fair value of Newsquest was derived from the analysis performed for the purchase price allocation.

As of December 31, 2019, the Company performed a review of potential impairment indicators, noting its financial results and forecast had not changed materially since the assessment due to restructuring, and it was determined no indicators of impairment were present.

Property, Plant, and Equipment

We account for long-lived assets in accordance with the provisions of ASC Topic 360, “Property, Plant and Equipment”. We assess the recoverability of our long-lived assets, including property, plant, and equipment, whenever events or changes in business circumstances indicate the carrying amount of the assets, or related group of assets, may not be fully recoverable. Factors leading to impairment include significant under-performance relative to historical or projected results, significant changes in the manner of use of the acquired assets or the strategy for our overall business and significant negative industry or economic trends. The assessment of recoverability is generally based on management’s estimates by comparing the sum of the estimated undiscounted cash flows generated by the underlying asset, or other appropriate grouping of assets, to its carrying value to determine whether an impairment existed at its lowest level of identifiable cash flows. However, in some cases the market approach is used to estimate the fair value, particularly when there is a change in the use of an asset. If the carrying amount of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment is recognized to the extent the carrying value of such asset exceeds its fair value.

Significant judgment is required in determining the fair value of our long-lived assets to measure impairment, including the determination of multiples of revenue and Adjusted EBITDA and future earnings projections. The estimates and judgments that most significantly affect the future cash flow estimates are assumptions related to revenue, and in particular, potential changes in future advertising (including the impact of economic trends and the speed of conversion of advertising and readership to online products from traditional print products); trends in newsprint prices; and other operating expense items.

The Company considered the impairment of goodwill and mastheads in Newspapers to be a potential indicator of impairment under ASC 360. The Company determined the long-lived asset groups were the same as its units of accounting. The Company performed an analysis of its undiscounted cash flows in the east, central and west regions to determine if there was an impairment of long-lived assets. The sum of undiscounted cash flows over the primary asset’s weighted-average remaining useful life exceeded the group’s carrying value, so no impairment was recorded. Additionally, there were no indicators of impairment on the long-lived asset group for BridgeTower.

As part of ongoing cost efficiency programs, the Company has ceased a number of print operations. Pursuant to these actions, certain assets and real estate to be retired are assessed for impairment. As a result of these reviews, the Company recognized impairment charges related to retired equipment of $3.0 million for the year ended December 31, 2019.

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

The Company’s Consolidated statements of operations and comprehensive income (loss) presents revenues disaggregated by revenue type. Sales taxes and other usage-based taxes are excluded from revenues.

Advertising Revenues

The Company generates advertising revenues primarily by delivering advertising in local publications including newspapers and websites. Advertising revenues are categorized as local retail, local classified, online and national. Revenue is recognized upon publication of the advertisement.

For online marketing products provided by our Marketing Solutions segment, we enter into agreements for products in which our clients typically pay in advance and on a monthly basis. These prepayments include all charges for the included technology and any media services, management, third-party content, and other costs and fees, all of which are accounted for as a single performance obligation. Revenue is then recognized as we purchase and deliver media on behalf of the customer and perform other marketing-related services.

For our advertising and marketing services revenues, we evaluate whether we are the principal (i.e., report revenues on a gross basis) or agent (i.e., report revenues on a net basis) by performing analyses regarding whether we control the provision of specified goods or services before they are transferred to our customers. We report advertising and marketing services revenues gross when we control advertising inventory before it is transferred to the customer. Our control is evidenced by us being primarily responsible or sharing responsibility for the fulfillment of services and maintaining control over transaction pricing.

Certain customers may receive credits, which are accounted for as a separate performance obligation. We estimate these amounts based on the expected amount to be provided to customers and reduce revenues recognized. We recognize revenue when the performance obligation is satisfied.

Circulation Revenues

Circulation revenues are derived from print and digital subscriptions as well as single copy sales at retail stores, vending racks and boxes. Circulation revenues from subscribers are generally billed to customers at the beginning of the subscription period and are typically recognized over the subscription period as the performance obligations are delivered. The term of customer subscriptions normally ranges from three to twelve months. Circulation revenues from single-copy income are recognized based on the date of publication, net of provisions for related returns.

Commercial Printing and Other Revenues

The Company provides commercial printing services to third parties as a means to generate incremental revenue and utilize excess printing capacity. These customers consist primarily of other publishers that do not have their own printing presses. The Company also prints other commercial materials, including flyers, business cards and invitations. Revenue is generally recognized upon delivery.

Arrangements with Multiple Performance Obligations

We have various advertising and circulation agreements which have both print and digital performance obligations. Advertising revenue is recognized upon publication of the advertisement. Circulation revenues from digital and home delivery subscriptions are recognized over the subscription period as the performance obligations are delivered.

Contract Balances

The Company records deferred revenues when cash payments are received in advance of the Company’s performance. The most significant unsatisfied performance obligation is the delivery of publications to subscription customers. The Company expects to recognize the revenue related to unsatisfied performance obligations up to twelve months in accordance with the terms of the subscriptions. The increase in the deferred revenue balance for the year ended December 31, 2019 is primarily driven by acquisitions.

Practical Expedients and Exemptions

The Company expenses sales commissions or other costs to obtain contracts when incurred because the amortization period is generally one year or less. These costs are recorded within selling, general and administrative expenses.

The Company does not disclose unsatisfied performance obligations for (i) contracts with an original expected length of one year or less because the contracts and payment terms are short-term in nature. Additionally, the Company does not disclose unsatisfied performance obligations for contracts for which the Company recognizes revenue at the amount to which the Company has the right to invoice for services performed.

Income Taxes

We are subject to income taxes in the U.S. and various foreign jurisdictions in which we operate and record our tax provision for the anticipated tax consequences in our reported results of operations. Tax laws are complex and subject to different interpretations by the taxpayer and respective government taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions including evaluating uncertainties in the application of tax laws and regulations.

We account for income taxes under the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to affect taxable income. The assessment of the realizability of deferred tax assets involves a high degree of judgment and complexity. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are expected to be realized. When we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would be made and reflected either in income or as an adjustment to goodwill. This determination will be made by considering various factors, including our expected future results, that in our judgment will make it more likely than not that these deferred tax assets will be realized.

Our actual effective tax rate and income tax expense could vary from estimated amounts due to the future impacts of various items, including changes in income tax laws, tax planning and our forecasted financial condition, and results of operations in future periods. Although we believe current estimates are reasonable, actual results could differ from these estimates.

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

Our pension plans, including those assumed from Legacy Gannett, have assets valued at $2.9 billion as of December 31, 2019 and the plans' benefit obligation is $3.0 billion resulting in the plans being 96% funded.

For 2019, the assumption used for the funded status discount rate was 3.35% for our principal retirement plan obligations. As an indication of the sensitivity of pension liabilities to the discount rate assumption, a 50 basis point reduction in the discount rate at the end of 2019 would have increased plan obligations by approximately $86.0 million. A 50 basis point change in the discount rate used to calculate 2019 expense would have changed total pension plan expense for 2019 by approximately $0.8 million. To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets, input from the actuaries and investment consultants, and long-term inflation assumptions. We used an assumption of 7.0% for our expected return on pension plan assets for 2019. If we were to reduce our expected rate of return assumption by 50 basis points, the expense for 2019 would have increased by approximately $1.0 million.

The assumed health care cost-trend rate also affects other postretirement benefit liabilities and expense. A 100 basis point increase in the health care cost trend rate would result in an increase of approximately $4.4 million in the December 31, 2019 postretirement benefit obligation, and a 100 basis point decrease in the health care cost trend rate would result in a decrease of approximately $3.9 million in the December 31, 2019 Legacy New Media postretirement benefit obligation. The effect of a 100 basis point change in the health care cost trend rate would have no impact on the 2019 postretirement benefit obligation and would result in no measurable change in the aggregate service and interest components of the 2019 expense for the Legacy Gannett postretirement plans.

Self-Insurance Liability Accruals

We maintain self-insured medical and workers’ compensation programs. We purchase stop loss coverage from third parties which limits our exposure to large claims. We record a liability for healthcare and workers’ compensation costs during the period in which they occur, including an estimate of incurred but not reported claims.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are exposed to market risk from changes in interest rates and commodity prices. Changes in these factors could cause fluctuations in earnings and cash flow. In the normal course of business, exposure to certain of these market risks is managed as described below.

Interest Rates

This discussion is based on our average long-term debt of $540.5 million during the year ended December 31, 2019. There were no interest rate swaps in place during this period.

As of December 31, 2019, we have $1.6 billion of term debt at a fixed interest rate of 11.5%. A 100 basis point change in the fixed rate of our debt would change our interest expense on an annualized basis by approximately $16.4 million.

Foreign Currency

We are exposed to foreign exchange rate risk due to our publishing operations in the U.K., for which the British pound sterling is the functional currency. We are also exposed to foreign exchange rate risk due our Marketing Solutions segment which has operating activities denominated in currencies other than the U.S. dollar, including the Australian dollar, Canadian dollar, Indian rupee, and New Zealand dollar.

Translation gains or losses affecting the Consolidated statements of operations and comprehensive income (loss) have not been significant in the past.

Our cumulative foreign currency translation adjustments reported as part of our equity totaled $7.3 million at December 31, 2019. No such adjustments were reported at December 30, 2018 and December 31, 2017.

Newsquest's assets and liabilities were translated from British pounds sterling to U.S. dollars at the December 31, 2019 exchange rate of 1.31. Newsquest's financial results for the six-week period subsequent to its acquisition were translated at an average rate of 1.30.

If the price of the British pound sterling against the U.S. dollar had been 10% more or less than the actual price, operating income would have increased or decreased approximately $0.1 million for the year ended December 31, 2019. A 10% fluctuation in each of ReachLocal's currencies relative to the U.S. dollar would have had an immaterial impact on operating income for the year ended December 31, 2019.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Gannett Co., Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gannett Co., Inc. (the Company) as of December 31, 2019 and December 30, 2018, the related consolidated statements of operations and comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and December 30, 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2020 expressed an adverse opinion thereon.

Adoption of ASU No. 2018-11

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2018-11, Leases.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill and Intangible Assets with Indefinite Lives Impairment Assessment
Description of the Matter
At December 31, 2019, the Company’s goodwill and intangible assets with indefinite lives, which consist of newspaper mastheads, were $914.3 million and $178.6 million, respectively. As discussed in Note 1 of the consolidated financial statements, goodwill and intangible assets with indefinite lives are tested for impairment at least annually or when events occur that indicate impairment could exist. As a result of these assessments, the Company recognized impairments of $100.7 million during the year ended December 31, 2019.

Auditing management’s impairment tests of goodwill and newspaper masthead intangible assets was complex and judgmental due to the estimation required in determining the fair value of the reporting units and newspaper mastheads. In particular, the estimates of the fair value of the reporting units are sensitive to significant assumptions such as the revenue growth rates, discount rates and projected EBITDA margins. The estimates of fair value of the newspaper masthead intangible assets are sensitive to significant assumptions including the royalty rates, discount rates and revenue growth rates. These assumptions are affected by expectations about future economic and industry factors.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill and intangible assets with indefinite lives impairment review process. For example, we tested controls over management’s review of the significant assumptions described above as well as management’s review of the reasonableness of the underlying data used in the valuation analyses.

To test the estimated fair value of the Company’s reporting units and newspaper masthead intangible assets, we performed audit procedures that included, among others, assessing the valuation methodologies used, testing the significant assumptions described above and testing the completeness and accuracy of the underlying data the Company used in its analyses. For example, we compared the revenue growth rates and projected EBITDA margins used in the valuations to current industry and economic trends and assessed the historical accuracy of management’s estimates. With the assistance of our internal valuation specialists, we also developed an independent range of the discount rate and royalty rate assumptions and compared them to the rates determined by management. We performed sensitivity analyses of the significant assumptions to evaluate the changes in the fair value of the reporting units and the newspaper masthead intangible assets that would result from changes in the assumptions. In addition, we tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company.

Valuation of Intangible Assets Acquired in connection with the Gannett Media Corp. Acquisition
Description of the Matter
As disclosed in Note 4 to the consolidated financial statements, during 2019, the Company completed the acquisition of Gannett Media Corp. for net consideration of $1.2 billion. This transaction was accounted for as a business combination.

Auditing the Company’s accounting for the acquisition of Gannett Media Corp. was complex and judgmental due to the significant estimation uncertainty in determining the fair value of identified intangible assets, which principally consisted of acquired newspaper mastheads, trade names, customer relationships and developed technology. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair value estimates to underlying assumptions about the future performance of the acquired business. The Company used an income approach to measure the intangible assets including the relief from royalty method for newspaper mastheads, trade names and developed technology and the excess earnings method for customer relationships. The significant assumptions used to estimate the fair value of the identified intangible assets included revenue growth rates, discount rates, projected EBITDA margins, royalty rates, and customer attrition rates. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the recognition and measurement of assets acquired. For example, we tested controls over management’s review of the valuation of intangible assets, including the review of the valuation models and significant assumptions used in the valuation.

To test the estimated fair value of the acquired intangible assets, our audit procedures included, among others, evaluating the methodologies used, evaluating the significant assumptions used in the valuation models and testing the completeness and accuracy of the underlying data. We involved our valuation specialists to assist in testing certain significant assumptions and methodologies used to value the acquired intangible assets. For example, we compared the significant assumptions to current industry, market and economic trends as well as to historical results of the acquired business and to other guidelines used by companies within the same industry. As part of this evaluation, we also compared the royalty rates used in the valuation of newspaper mastheads, trade names and developed technology to market data. In addition, we performed a sensitivity analysis on the significant assumptions to evaluate the change in the fair values of the intangible assets that would result from the changes in assumptions.

Defined Benefit Pension Obligation
Description of the Matter
At December 31, 2019, the Company’s aggregate obligation for its defined benefit pension plans was $3.0 billion and exceeded the gross fair value of the related plan assets of $2.9 billion, resulting in a net defined benefit pension obligation of $116.9 million as of December 31, 2019. The Company recorded a net periodic pension benefit of $8.4 million for the year-ended December 31, 2019. As described in Note 8 of the consolidated financial statements, the Company updates the estimates used to measure the defined benefit pension assets and obligations annually or upon a remeasurement event to reflect the actual return on plan assets and updated actuarial assumptions.
Auditing the defined benefit pension obligations was complex and required the involvement of specialists due to the judgmental nature of the actuarial assumptions such as the discount rate, expected return on plan assets, and participant longevity used in the measurement process. These assumptions have a significant effect on the projected defined benefit pension obligation and net periodic pension benefit expense.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over management’s measurement and valuation of the defined benefit pension obligations. For example, we tested controls over management’s review of the defined benefit pension obligation calculations, the significant actuarial assumptions, and the data inputs used in the actuarial models.

To test the defined benefit pension obligation and net periodic pension benefit expense, our audit procedures included, among others, evaluating the methodology used, the significant actuarial assumptions described above, and the underlying data used by the Company. We compared the actuarial assumptions used by management to historical trends. We involved actuarial specialists in the evaluation of management’s methodology for determining the discount rate that reflects the maturity and duration of the benefit payments and is used to measure the defined benefit pension obligation. To perform this evaluation, we compared the discount rate to an independent range of discount rates developed using the projected benefit cash outlays. As part of this assessment, we compared the projected cash flows to the historical cash flows and compared the current year benefits paid to the plans’ prior year projected cash flows. To evaluate the mortality and participant longevity, we evaluated management’s selection of mortality base tables and improvement scales, as adjusted for entity-specific factors. We also tested the completeness and accuracy of the underlying data, including the participant data provided to the Company’s actuarial specialists. To evaluate the expected return on plan assets, we assessed whether management’s assumption is consistent with a range of returns for a portfolio of comparative investments.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2007.

Tysons, VA

March 2, 2020

GANNETT CO., INC. CONSOLIDATED BALANCE SHEETS

In thousands, except share data
Assets	December 31, 2019	December 30, 2018
Current assets
Cash and cash equivalents	$156,042	$48,651
Accounts receivable, net of allowance for doubtful accounts of $19,923 and $8,042 at December 31, 2019 and December 30, 2018, respectively	438,523	174,274
Inventories	55,090	25,022
Prepaid expenses and other current assets	129,460	49,662
Total current assets	779,115	297,609
Property, plant and equipment, net of accumulated depreciation of $277,291 and $219,256 at December 31, 2019 and December 30, 2018, respectively	815,807	339,608
Operating lease assets	309,112	—
Goodwill	914,331	310,737
Intangible assets, net of accumulated amortization of $145,773 and $101,543 at December 31, 2019 and December 30, 2018, respectively	1,012,564	486,054
Deferred tax assets	76,297	—
Other assets	112,876	9,856
Total assets	$4,020,102	$1,443,864

Liabilities and equity
Current liabilities
Current portion of long-term debt	$3,300	$12,395
Accounts payable	146,995	16,612
Accrued expenses	306,633	109,597
Deferred revenue	218,823	105,187
Other current liabilities	42,702	4,053
Total current liabilities	718,453	247,844
Long-term debt	1,636,335	428,180
Convertible debt	3,300	—
Deferred tax liabilities	9,052	8,282
Pension and other postretirement benefit obligations	235,906	24,326
Long-term operating lease liabilities	297,662	—
Other long-term liabilities	136,188	16,462
Total noncurrent liabilities	2,318,443	477,250
Total liabilities	3,036,896	725,094
Redeemable noncontrolling interests	1,850	1,547
Commitments and contingent liabilities (see Note 12)

Equity
Common stock, $0.01 par value, 2,000,000,000 shares authorized;129,386,258 shares issued and 128,991,544 shares outstanding at December 31, 2019; 60,508,249 shares issued and 60,306,286 shares outstanding at December 30, 2018	1,294	605
Treasury stock, at cost, 394,714 and 201,963 shares at December 31, 2019 and December 30, 2018, respectively	(2,876)	(1,873)
Additional paid-in capital	1,090,694	721,605
Retained earnings (accumulated deficit)	(115,958)	3,767
Accumulated other comprehensive loss (income)	8,202	(6,881)
Total equity	981,356	717,223
Total liabilities and equity	$4,020,102	$1,443,864
The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

In thousands, except per share data
Fiscal year ended	December 31, 2019	December 30, 2018	December 31, 2017
Operating revenues:
Advertising and marketing services	$952,644	$786,577	$726,004
Circulation	704,842	574,963	474,324
Commercial printing and other	210,423	164,484	141,676
Total operating revenues	1,867,909	1,526,024	1,342,004
Operating expenses:
Operating costs	1,079,593	865,234	742,822
Selling, general and administrative expenses	606,917	502,631	447,133
Depreciation and amortization	111,882	84,791	74,394
Integration and reorganization costs	47,401	15,011	8,903
Acquisition costs	60,618	2,651	1,975
Impairment of long-lived assets	3,009	1,538	7,142
Goodwill and mastheads impairment	100,743	—	27,448
Net (gain) loss on sale or disposal of assets	4,723	(3,971)	(1,649)
Total operating expenses	2,014,886	1,467,885	1,308,168
Operating income (loss)	(146,977)	58,139	33,836
Non-operating (income) expense:
Interest expense	63,660	36,072	30,476
Loss on early extinguishment of debt	6,058	2,886	4,767
Other (income) expense	(9,511)	(838)	(973)
Non-operating expense	60,207	38,120	34,270
Income (loss) before income taxes	(207,184)	20,019	(434)
Provision (benefit) for income taxes	(85,994)	1,912	481
Net income (loss)	$(121,190)	$18,107	$(915)
Net loss attributable to redeemable noncontrolling interests	(1,348)	(89)	—
Net income (loss) attributable to Gannett	$(119,842)	$18,196	$(915)
Earnings (loss) per share attributable to Gannett - basic	$(1.77)	$0.31	$(0.02)
Earnings (loss) per share attributable to Gannett - diluted	$(1.77)	$0.31	$(0.02)
Dividends declared per share	$1.52	$1.49	$1.42

Other comprehensive income (loss):
Foreign currency translation adjustments	$7,266	$—	$—
Pension and other postretirement benefit items:
Net actuarial (loss) gain	12,534	(1,509)	(1,530)
Amortization of net actuarial loss (gain)	86	89	46
Other	305	—	—
Total pension and other postretirement benefit items	12,925	(1,420)	(1,484)
Other comprehensive income (loss) before tax	20,191	(1,420)	(1,484)
Income tax effect related to components of other comprehensive income (loss)	(5,108)	—	—
Other comprehensive income (loss), net of tax	15,083	(1,420)	(1,484)
Comprehensive income (loss)	(106,107)	16,687	(2,399)
Comprehensive income (loss) attributable to redeemable noncontrolling interests	(1,348)	(89)	—
Comprehensive income (loss) attributable to Gannett	(104,759)	16,776	(2,399)
The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands
Fiscal year ended	December 31, 2019	December 30, 2018	December 31, 2017
Operating activities
Net income (loss)	(121,190)	18,107	(915)
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	111,882	84,791	74,394
Facility consolidation costs	148	—	—
Stock-based compensation - equity awards	11,324	3,156	3,135
Non-cash interest expense	3,851	1,996	2,339
Non-cash acquisition related costs	26,411	—	—
(Benefit) provision for deferred income taxes	(87,765)	202	294
Net (gain) loss on sale or disposal of assets	4,723	(3,971)	(1,649)
Non-cash charge to investments	—	505	250
Non-cash loss on early extinguishment of debt	6,058	2,886	2,344
Impairment of long-lived assets	3,009	1,538	7,142
Goodwill and mastheads impairment	100,743	—	27,448
Pension and other postretirement benefit obligations	(100,452)	(2,575)	(1,963)
Change in assets and liabilities:
Accounts receivables, net	12,608	15	4,981
Inventory	5,150	(4,336)	1,073
Prepaid expenses	7,016	3,338	(3,538)
Accounts payable	3,958	(2,530)	(3,996)
Accrued expenses	40,353	8,019	6,645
Deferred revenue	(8,326)	(7,642)	(4,607)
Other assets and liabilities	6,034	6,060	(2,871)
Net cash provided by operating activities	25,535	109,559	110,506
Investing activities
Acquisitions, net of cash acquired	(796,502)	(204,877)	(164,155)
Purchases of property, plant, and equipment	(13,978)	(11,639)	(11,090)
Proceeds from sale of publications, real estate and other assets	27,486	15,040	14,972
Change in other investing activities	(2,066)	—	—
Net cash used for investing activities	(785,060)	(201,476)	(160,273)
Financing activities
Payments of debt issuance costs	(121,223)	(800)	(3,576)
Borrowings under term loans	1,792,000	79,675	20,000
Borrowings under revolving credit facility	153,900	20,000	—
Repayments under term loans	(481,058)	(3,093)	(14,443)
Repayments under revolving credit facility	(153,900)	(20,000)	—
Repayments of convertible debt	(197,950)	—	—
Payment of offering costs	—	(369)	(431)
Issuance of common stock, net of underwriters' discount	—	111,099	—
Purchase of treasury stock	(1,002)	(792)	(664)
Repurchase of common stock	—	—	(5,001)
Payments of dividends	(91,936)	(87,195)	(75,608)
Changes in other financing activities	82	—	—
Net cash provided by (used for) financing activities	898,913	98,525	(79,723)
Effect of currency exchange rate change	(3,494)	—	—
Increase (decrease) in cash, cash equivalents, and restricted cash	135,894	6,608	(129,490)
Balance of cash, cash equivalents, and restricted cash at beginning of year	52,770	46,162	175,652
Cash, cash equivalents, and restricted cash at end of year	188,664	52,770	46,162
The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC. CONSOLIDATED STATEMENTS OF EQUITY

In thousands, except share data
	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Treasury stock
	Shares	Amount				Shares	Amount	Total
Balance: December 25, 2016	53,543,226	$531	$742,543	$(3,977)	$16,293	46,438	$(417)	$754,973
Net loss	—	—	—	—	(915)	—	—	(915)
Restricted share grants	202,758	7	218	—		—		225
Other comprehensive income, net of income taxes of $0	—	—	—	(1,484)	—	—	—	(1,484)
Non-cash compensation expense	—	—	3,135	—	—	—	—	3,135
Offering costs	—	—	(111)	—	—	—	—	(111)
Exercise of stock options	12,989	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	44,004	(664)	(664)
Restricted share forfeiture	—	—	—	—	—	50,530	—	—
Repurchase of common stock	(391,120)	(4)	(4,997)	—	—	—	—	(5,001)
Dividends declared, 2017	—	—	(57,620)	—	(18,145)	—	—	(75,765)
Balance: December 31, 2017	53,367,853	$534	$683,168	$(5,461)	$(2,767)	140,972	$(1,081)	$674,393
Net income attributable to Gannett	—	—	—	—	18,196	—	—	18,196
Restricted share grants	240,396	2	223	—	—	—	—	225
Other comprehensive income, net of income taxes of $0	—	—	—	(1,420)	—	—	—	(1,420)
Non-cash compensation expense	—	—	3,156	—	—	—	—	3,156
Issuance of common stock, net of underwriters' discount	6,900,000	69	110,650	—	—	—	—	110,719
Purchase of treasury stock	—	—	—	—	—	46,237	(792)	(792)
Restricted share forfeiture	—	—	—	—	—	14,754	—	—
Dividends declared, 2018	—	—	(75,592)	—	(11,662)		—	(87,254)
Balance: December 30, 2018	60,508,249	$605	$721,605	$(6,881)	$3,767	201,963	$(1,873)	$717,223
Net income attributable to Gannett	—	—	—	—	(119,842)	—	—	(119,842)
Restricted share grants	300,952	3	(3)	—	—	—	—	—
Restricted stock awards settled	1,981,556	20	(462)	—	—	—		(442)
Other comprehensive income, net of income taxes of $5.1 million	—	—	—	15,083	—	—	—	15,083
Non-cash compensation expense	—	—	11,324	—	—	—	—	11,324
Impact of adoption of ASC 842 - Leases	—	—	—	—	117	—	—	117
Issuance of common stock to former Legacy Gannett shareholders	62,389,894	624	423,232	—	—	—	—	423,856
Issuance of common stock to Fortress	4,205,607	42	26,369	—	—	—	—	26,411
Purchase of treasury stock	—	—	—	—	—	68,150	(1,002)	(1,002)
Restricted share forfeiture	—	—	51	—	—	124,601	(1)	50
Dividends declared, 2019	—	—	(91,838)	—	—	—	—	(91,838)
Other activity	—	—	416	—	—	—	—	416
Balance: December 31, 2019	129,386,258	$1,294	$1,090,694	$8,202	$(115,958)	394,714	$(2,876)	$981,356
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — Description of business, basis of presentation, and summary of significant accounting policies

Description of business: Gannett Co., Inc. ("Gannett", "we", "us", "our", or "the Company") is an innovative, digitally focused media and marketing solutions company committed to fostering the communities in our network and helping them build relationships with their local businesses. On November 19, 2019, New Media Investment Group Inc. ("New Media") completed their acquisition of Gannett ("Legacy Gannett"), which retained the name Gannett Co., Inc. and trades on the New York Stock Exchange under the ticker symbol “GCI”.

Our current portfolio of media assets includes USA TODAY, local media organizations in 46 states in the U.S. and Guam, and Newsquest (a wholly owned subsidiary operating in the United Kingdom (U.K.) with more than 140 local media brands. Gannett also owns the digital marketing services companies ReachLocal, Inc. ("ReachLocal"), UpCurve, Inc. ("UpCurve"), and WordStream, Inc. ("WordStream") and runs the largest media-owned events business in the U.S.

Through USA TODAY, our local property network, and Newsquest, Gannett delivers high-quality, trusted content where and when consumers want to engage on virtually any device or platform. Additionally, the Company has strong relationships with thousands of local and national businesses in both our U.S. and U.K. markets due to our large local and national sales forces and a robust advertising and marketing solutions product suite. The Company reports in two operating segments, Publishing and Marketing Solutions, plus a corporate and other category. A full description of our segments is included in Note 14 - Segment reporting of the notes to the consolidated financial statements.

Basis of presentation and consolidation: The consolidated financial statements include the accounts of Gannett and its subsidiaries, which includes approximately six weeks of revenues and expenses for Legacy Gannett. All significant intercompany accounts and transactions have been eliminated. The Company consolidates entities that it controls due to ownership of a majority voting interest.

Use of estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Examples of significant estimates include pension and postretirement benefit obligation assumptions, income taxes, leases, self-insurance liabilities, goodwill impairment analysis, stock-based compensation, and valuation of property, plant and equipment and intangible assets. Actual results could differ from those estimates.

Fiscal year: Starting in 2019 and subsequent to our acquisition of Legacy Gannett, our fiscal year coincides with the Gregorian calendar. In 2018 and prior, our fiscal years ended on the last Sunday of the calendar year. Our fiscal year for 2018 was a 52-week year ending on December 30, 2018. Our fiscal year 2017 was a 53-week year ending on December 31, 2017.

Newspaper industry: The newspaper industry and the Company have experienced declining same-store revenue and profitability over the past several years. As a result, the Company has implemented, and continues to implement, plans to reduce costs and preserve cash flow. These actions include cost-reduction programs and the sale of non-core assets. The Company believes these initiatives along with cash provided by operating activities will provide it with the financial resources necessary to invest in the business and provide sufficient cash flow to enable the Company to meet its commitments. However, the Company did recognize goodwill and mastheads impairments during 2019 and 2017. Refer to Note 6 — Goodwill and other intangible assets for further discussion.

Reclassifications: Certain amounts in prior period consolidated financial statements have been reclassified to conform to the current year presentation.
Advertising and marketing services revenues: Pursuant to our acquisition of Legacy Gannett, we realigned the presentation of marketing services revenues generated by our UpCurve subsidiary from other revenues to advertising and marketing services revenue on the Consolidated statements of operations and comprehensive income (loss). As a result of this updated presentation, advertising and marketing services revenues increased and other revenues decreased $58.2 million and $42.0 million for 2018 and 2017, respectively. Operating revenues, net income, retained earnings, and earnings per share remained unchanged.

Segment presentation: In connection with our Legacy Gannett acquisition and as noted above, we reorganized our reportable segments to include (1) Publishing, which consists of our portfolio of regional, national, and international newspaper publishers and (2) Marketing Solutions, which is comprised of our marketing solutions subsidiaries ReachLocal, UpCurve and WordStream. In addition to these operating segments, we have a corporate category that includes activities not directly attributable to a specific segment. This category primarily consists of broad corporate functions and includes legal, human resources, accounting, analytics, finance, and marketing as well as activities and costs not directly attributable to a particular segment and other general business costs.

Accounts receivable: Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts. The Company’s allowance for doubtful accounts is based upon several factors including the length of time the receivables are past due, historical payment trends and current economic factors. The Company generally does not require collateral.

Inventories: Inventory consists principally of newsprint, which is valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (“FIFO”) method.

Property, plant, and equipment, software development costs, and depreciation: Property, plant, and equipment are recorded at cost or at fair value for property, plant and equipment related to acquired businesses. Routine maintenance and repairs are expensed as incurred. Depreciation is calculated under the straight-line method over the estimated useful lives, principally up to 40 years for buildings and improvements, up to 30 years for machinery and equipment, and up to 10 years for furniture, fixtures and computer software. Leasehold improvements are amortized under the straight-line method over the shorter of the lease term or estimated useful life of the asset.

We capitalize costs to develop software for internal use when it is determined the development efforts will result in new or additional functionality or new products. Costs incurred prior to meeting these criteria and costs associated with ongoing maintenance are expensed as incurred and included in Operating costs, in addition to amortization of capitalized software development costs, in the accompanying Consolidated statements of operations and comprehensive income (loss). We monitor our existing capitalized software costs and reduce their carrying value as a result of releases rendering previous features or functions obsolete. Software development costs are evaluated for impairment in accordance with our policy for finite-lived intangible assets and other long-lived assets. Costs capitalized as internal use software are amortized on a straight-line basis over an estimated useful life of 3 to 5 years.

A breakout of property, plant and equipment and software is presented below:

In thousands	December 31, 2019	December 30, 2018
Land	$105,805	$39,036
Buildings and improvements	416,537	204,753
Machinery and equipment	474,418	274,748
Furniture, fixtures, and computer software	82,651	35,679
Construction in progress	13,687	4,648
Total	1,093,098	558,864
Less: accumulated depreciation	(277,291)	(219,256)
Net property, plant and equipment	$815,807	$339,608

Depreciation expense was $67.2 million, $50.8 million, and $50.4 million for the years ended December 31, 2019, December 30, 2018, and December 31, 2017, respectively.

Business combinations: The Company accounts for acquisitions in accordance with the provisions of Accounting Standards Codification ("ASC") 805 "Business Combinations" ("ASC 805"), which provides guidance for recognition and measurement of identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree at fair value. In a business combination, the assets acquired, liabilities assumed and noncontrolling interest in the acquiree are recorded as of the date of acquisition at their respective fair values with limited exceptions. Any excess of the purchase price (consideration transferred) over the estimated fair values of net assets acquired is recorded as goodwill. Transaction costs are expensed as incurred. The operating results of the acquired business are reflected in the Company’s consolidated financial statements after the date of the acquisition.

Goodwill, intangible, and long-lived assets: Intangible assets consist of non-compete agreements, advertiser, subscriber and customer relationships, mastheads, trade names, publication rights and acquired technology. Goodwill is not amortized pursuant to ASC Topic 350 “Intangibles – Goodwill and Other” (“ASC 350”). Mastheads are not amortized because it has been determined that the useful lives of such mastheads are indefinite. Intangible assets that have definite useful lives are amortized over those useful lives and are evaluated for impairment as described above.

In accordance with ASC 350, goodwill and intangible assets with indefinite lives are typically tested for impairment annually or when events indicate that an impairment could exist which may include an economic downturn in a market, a change in the assessment of future operations or a decline in the Company’s stock price. As required by ASC 350, the Company performs its impairment analysis on each of its reporting units. The Company has the option to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company elects to perform a qualitative assessment and concludes it is not more likely than not that the fair value of the reporting unit is less than its carrying value, no further assessment of that reporting unit’s goodwill is necessary; otherwise goodwill must be tested for impairment. The reporting units have discrete financial information which are regularly reviewed by management. The fair value of the applicable reporting unit is compared to its carrying value. Calculating the fair value of a reporting unit requires significant estimates and assumptions by the Company. The Company estimates fair value by applying third-party market value indicators to projected cash flows and/or projected earnings before interest, taxes, depreciation, and amortization (EBITDA). In applying this methodology, the Company relies on a number of factors, including current operating results and cash flows, expected future operating results and cash flows, future business plans, and market data. If the carrying value of the reporting unit exceeds the estimate of fair value, the Company calculates the impairment as the excess of the carrying value of goodwill over its estimated fair value. For indefinite-lived intangible assets, we perform an impairment test annually or more often if circumstances dictate. Intangible assets that have definite useful lives are amortized over those useful lives and are evaluated for impairment.

Prior to the acquisition of Legacy Gannett, the Company performed its annual impairment assessment on the last day of its fiscal second quarter. As a result of the acquisition of Legacy Gannett in 2019, the Company changed its reporting units. Due to the change in reporting units, goodwill and intangibles were tested for impairment immediately before and immediately after the acquisition. Refer to Note 6 — Goodwill and other intangible assets for additional information on the impairment testing of goodwill and indefinite lived intangible assets.

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

Equity investments: The Company uses the equity method of accounting for investments over which it exercises significant influence but does not control. The Company's share of net earnings or losses from equity method investments is included in Other (income) expense in the Consolidated statements of operations and comprehensive income (loss).

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

The Company accounts for non-marketable investments over which the Company does not have the ability to exercise significant influence at cost less any impairment. Equity securities without a readily determinable fair value are accounted for at cost, adjusted for impairments and observable price changes in orderly transactions.

Redeemable noncontrolling interests: The Company accounts for redeemable noncontrolling interests in accordance with ASC 480-10-S99-3A, “Distinguishing Liabilities from Equity” (“ASC 480-10-S99-3A”), because their exercise is outside the control of the Company. The redeemable noncontrolling interests recorded at fair value are put arrangements held by the noncontrolling interests in one of the Company’s majority-owned subsidiaries. As of December 31, 2019, the redeemable noncontrolling interests are not exercisable.

Revenue recognition: Revenues are recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Revenues are recognized as performance obligations that are satisfied either at a point in time, such as when an advertisement is published, or over time, such as customer subscriptions. The Company’s Consolidated statements of operations and comprehensive income (loss) presents revenues disaggregated by revenue type. Sales taxes and other usage-based taxes are excluded from revenues. For further details surrounding our major revenue streams and specific recognition principles, refer to Note 2 — Revenues.

Income taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. See Note 10 — Income taxes for further discussion.

We also evaluate any uncertain tax positions and recognize a liability for the tax benefit associated with an uncertain tax position if it is more likely than not that the tax position will not be sustained on examination by the taxing authorities upon consideration of the technical merits of the position. The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We record a liability for uncertain tax positions taken or expected to be taken in a tax return. Any change in judgment related to the expected ultimate resolution of uncertain tax positions is recognized in earnings in the period in which such change occurs.

Fair value of financial instruments: The carrying value of the Company’s cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to the short maturity of these instruments. An estimate of the fair value of the Company’s debt is disclosed in Note 7 — Indebtedness. For further details surrounding our policies on fair value measurement including the fair values of our pension plan assets, refer to Note 13 — Fair value measurement.

Cash, cash equivalents, and restricted cash: Cash equivalents represent highly liquid certificates of deposit which have original maturities of three months or less. Restricted cash is held as cash collateral for certain business operations. Restricted cash primarily consists of funding for letters of credit, cash held in an irrevocable grantor trust for our deferred compensation plans and cash held with banking institutions for insurance plans.

The following table presents a reconciliation of cash, cash equivalents, and restricted cash:

In thousands	December 31, 2019	December 30, 2018	December 31, 2017
Cash and cash equivalents	$156,042	$48,651	$43,056
Restricted cash included in prepaid expenses and other current assets	10,800	4,119	3,106
Restricted cash included in other assets	21,822	—	—
Total cash, cash equivalents and restricted cash	$188,664	$52,770	$46,162

Deferred financing costs: Deferred financing costs consist of costs incurred in connection with debt financings and are recorded as a contra-liability in long-term debt. Such costs are amortized using the effective interest method over the estimated remaining term of the debt. This amortization represents a component of interest expense.

Advertising costs: Advertising costs are expensed in the period incurred. The Company incurred total advertising expenses for the years ended December 31, 2019, December 30, 2018, and December 31, 2017 of $26.8 million, $18.2 million, and $14.6 million, respectively.

Earnings (loss) per share: Basic earnings (loss) per share is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from the issuance of common shares upon conversion of common stock equivalents.

Stock-based employee compensation: ASC Topic 718, “Compensation – Stock Compensation” requires that all share-based payments to employees and the board of directors, including grants of stock options and restricted stock, be recognized in the consolidated financial statements over the service period (generally the vesting period) based on fair values measured on grant dates, less forfeitures.

Pension and postretirement liabilities: ASC Topic 715, “Compensation – Retirement Benefits” requires recognition of an asset or liability in the consolidated balance sheet reflecting the funded status of pension and other postretirement benefit plans such as retiree health and life, with current-year changes in the funded status recognized in accumulated other comprehensive (loss) income. For the year ended December 31, 2019, net actuarial gains of $7.4 million, net of taxes of $5.1 million were recognized in other comprehensive loss. A net actuarial loss of $1.5 million after valuation allowances was recognized in other comprehensive loss for both years ended December 30, 2018 and December 31, 2017. See Note 8 — Retirement plans and Note 9 — Postretirement benefits other than pension for further details.

Self-insurance liability accruals: The Company maintains self-insured medical and workers’ compensation programs. The Company purchases stop loss coverage from third parties which limits our exposure to large claims. The Company records a liability for healthcare and workers’ compensation costs during the period in which they occur, including an estimate of incurred but not reported claims.

Concentration of risk: Due to the distributed nature of our operations, we are not subject to significant concentrations of risk relating to customers, products, or geographic locations. Our foreign revenues, principally from businesses in the U.K. and ReachLocal international operations, totaled approximately $31.8 million in 2019. Our long-lived assets in foreign countries, principally in the U.K. and ReachLocal international operations, totaled approximately $361.9 million at December 31, 2019.

Leases: We determine if an arrangement is a lease at inception. Operating leases are included in Operating lease assets, Other current liabilities, and Long-term operating lease liabilities on our Consolidated balance sheets. Operating lease right-of-use (ROU) assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The rates implicit within the Company's leases are generally not determinable; therefore, the Company uses judgment to determine the incremental borrowing rate used to calculate the present value of lease payments. The incremental borrowing rate for each lease is primarily based on publicly available information for companies within the same industry and with similar credit profiles and adjusted for the impact of collateralization, the lease term, and other specific terms included in the Company’s lease arrangements. ROU assets are assessed for impairment in accordance with the Company’s accounting policy for long-lived assets.

Our lease terms include options to extend or terminate. The period which is subject to an option to extend the lease is included in the lease term if it is reasonably certain that the option will be exercised. The period which is subject to an option to terminate the lease is included if it is reasonably certain that the option will not be exercised. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

For certain equipment leases, we apply a portfolio approach to account for the operating lease ROU assets and liabilities.

Accrued expenses: A breakout of accrued expenses is presented below:

In thousands	December 31, 2019	December 30, 2018
Compensation	$131,006	$30,922
Taxes (primarily property and sales taxes)	18,073	4,466
Benefits	33,070	8,273
Interest	23,602	3,240
Other	100,882	62,696
Total accrued liabilities	$306,633	$109,597

Loss contingencies: We are subject to various legal proceedings, claims, and regulatory matters, the outcomes of which are subject to significant uncertainty. We determine whether to disclose or accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible, or probable and whether it can be reasonably estimated. We accrue for loss contingencies when such amounts are probable and reasonably estimable. If a contingent liability is only reasonably possible, we will disclose the potential range of the loss if material and estimable.

Foreign currency translation: The statements of income of foreign operations have been translated to U.S. dollars using the average currency exchange rates in effect during the relevant period. The balance sheets have been translated using the currency exchange rates as of the end of the accounting period. The impact of currency exchange rate changes on the translation of the balance sheets are included in Comprehensive income (loss) in the Consolidated statements of operations and comprehensive income (loss) and are classified as Accumulated other comprehensive loss (income) in the Consolidated balance sheets and Consolidated statements of equity.

Supplementary cash flow information: Supplementary cash flow information, including non-cash investing and financing activities, are as follows:

In thousands	December 31, 2019	December 30, 2018	December 31, 2017
Cash paid for taxes, net of refunds	$1,192	$1,272	$52
Cash paid for interest	$40,208	$31,178	$33,626
Accrued capital expenditures	$2,227	$69	$72
Common stock issued in exchange for Legacy Gannett shares	$391,809	$—	$—

New accounting pronouncements adopted: The following are new accounting pronouncements which we have adopted in fiscal year 2019:

Leases: On January 1, 2019, the Company adopted ASU 2016-02: Leases (Topic 842), the FASB's new leasing standard. We utilized the modified retrospective transition method by recognizing a cumulative-effect adjustment to the opening balance of retained earnings. We also elected the package of practical expedients permitted under the transition guidance within the new standard, which allows us to carry forward 1) our historical lease classification, 2) our assessment on whether a contract is or contains a lease, and 3) our treatment of initial direct costs for any leases that exist prior to adoption of the new standard. We have also elected to combine lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of income on a straight-line basis over the lease term. We did not elect to apply the hindsight practical expedient when determining the lease term and assessing impairment of right-of-use assets.

Operating lease right-of-use (ROU) assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The rates implicit within the company's leases are generally not determinable; therefore, the company uses judgment to determine the incremental borrowing rate used to calculate the present value of lease payments. The incremental borrowing rate for each lease is primarily based on publicly available information for companies within the same industry and with similar credit profiles and adjusted for the impact of collateralization, the lease term, and other specific terms included in the company’s lease arrangements.

Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, we recognized net right-of-use assets of approximately $102.5 million and lease liabilities for operating leases of approximately $109.2 million on January 1, 2019. The standard did not materially impact our Consolidated statements of operations and comprehensive income (loss) or Consolidated statements of cash flow. Refer to Note 3 — Leases for further details on the Company's leases.

Income Statement—Reporting Comprehensive Income: In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“AOCI”)”. This ASU provides entities the option to reclassify tax effects to retained earnings from AOCI which are impacted by the Tax Cuts and Jobs Act (“TCJA”). The ASU is effective for fiscal years beginning after December 15, 2018 but early adoption is permitted. The Company elected not to reclassify stranded tax effects from AOCI to retained earnings, as historically we maintained a full valuation allowance for tax benefits related to AOCI. Therefore, resulting impact of adopting this guidance was not material to our consolidated financial results.

Compensation—Stock Compensation: In June 2018, the FASB issued ASU 2018-07: Compensation - Stock compensation (Topic 718) - Improvements to non-employee share-based payment accounting. This standard contained new guidance which expanded the scope of share based compensation accounting by applying, with limited exceptions, the specific requirements of employee stock compensation to the accounting for non-employee awards granted in exchange for goods and services. Adopting this guidance did not have a material impact on our consolidated financial statements.

New accounting pronouncements not yet adopted: The following are new accounting pronouncements that we are evaluating for future impacts on our financial position:

Intangibles—Internal-Use Software: In August 2018, the FASB issued ASU 2018-15: Intangibles - Goodwill and other - Internal-use software (Subtopic 350-40): Customer's accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. This new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. This guidance is effective for fiscal years beginning after December 15, 2019. Early adoption of the amendments is permitted, including adoption in any interim period. We are evaluating the provisions of the updated guidance and assessing the impact on our consolidated financial statements.

Fair Value Measurement—Disclosure Framework: In August 2018, the FASB issued ASU 2018-13: Fair value measurement (Topic 820) - Disclosure framework - Changes to the disclosure requirements for fair value measurement. This new guidance changes disclosure requirements related to fair value measurements as part of the disclosure framework project. The disclosure framework project aims to improve the effectiveness of disclosures in the notes to the financial statements by focusing on requirements that clearly communicate the most important information to users of the financial statements. This guidance is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. We do not expect the adoption to have a material impact on our consolidated financial statements.

Financial Instruments—Credit Losses: In June 2016, the FASB issued ASU 2016-13: Financial instruments - Credit losses (Topic 326) - Measurement of credit losses on financial instruments, which contains new guidance amending the principles around the recognition of credit losses by mandating entities incorporate an estimate of current expected credit losses when determining the value of certain assets. The guidance also amends reporting around allowances for credit losses on available-for-sale marketable securities. This guidance is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. We do not expect the adoption to have a material impact on our consolidated financial statements.

Compensation—Retirement Plans: In August 2018, the FASB issued ASU 2018-14: Compensation - retirement benefits - Defined benefit plans - General (Subtopic 715-20) - Disclosure framework - Changes to the disclosure requirements for defined benefit plans. This new guidance changes disclosures related to defined benefit pension and other postretirement benefit plans as part of the disclosure framework project. This guidance is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We are evaluating the provisions of the updated guidance and assessing the impact on our consolidated financial statements.

NOTE 2 — Revenues

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

The adoption of ASC Topic 606 resulted in no change to accumulated deficit as of January 1, 2018. Revenue and expenses related to certain license agreements and recognized during the year ended December 30, 2018 decreased by $5.9 million as a result of applying ASC Topic 606.

The following table presents our revenues disaggregated by source:

In thousands	Fiscal year ended
	December 31, 2019	December 30, 2018	December 31, 2017(1)
Print advertising	$689,595	$625,065	$598,273
Digital advertising and marketing services	263,049	161,512	127,731
Total advertising and marketing services	952,644	786,577	726,004
Circulation	704,842	574,963	474,324
Other	210,423	164,484	141,676
Total revenues	$1,867,909	$1,526,024	$1,342,004
(1) Prior period amounts have not been adjusted under the modified retrospective method.

Revenues generated from international operations comprised 2% of our 2019 revenues, which consists of approximately six weeks of operations from Legacy Gannett.

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

The Company’s Consolidated statements of operations and comprehensive income (loss) presents revenues disaggregated by revenue type. Sales taxes and other usage-based taxes are excluded from revenues.

Advertising and Marketing Services Revenues

The Company generates advertising revenues primarily by delivering advertising in its national publication, USA TODAY, and in its local publications including newspapers and websites. Advertising revenues are categorized as local retail, local classified, online and national. Revenue is recognized upon publication of the advertisement.

For online marketing products provided by our Marketing Solutions segment, we enter into agreements for products in which our clients typically pay in advance and on a monthly basis. These prepayments include all charges for the included technology and any media services, management, third-party content, and other costs and fees, all of which are accounted for as a single performance obligation. Revenue is then recognized as we purchase and deliver media on behalf of the customer and perform other marketing-related services.

For our advertising and marketing services revenues, we evaluate whether we are the principal (i.e., report revenues on a gross basis) or agent (i.e., report revenues on a net basis) by performing analyses regarding whether we control the provision of specified goods or services before they are transferred to our customers. We report advertising and marketing services revenues gross when we control advertising inventory before it is transferred to the customer. Our control is evidenced by us being primarily responsible or sharing responsibility for the fulfillment of services and maintaining control over transaction pricing. Certain customers may receive credits, which are accounted for as a separate performance obligation. We estimate these amounts based on the expected amount to be provided to customers and reduce revenues recognized. We recognize revenue when the performance obligation is satisfied.

Circulation Revenues

Circulation revenues are derived from print and digital subscriptions as well as single copy sales at retail stores, vending racks and boxes. Circulation revenues from subscribers are generally billed to customers at the beginning of the subscription period and are typically recognized over the subscription period as the performance obligations are delivered. The term of customer subscriptions normally ranges from three to twelve months. Circulation revenues from single-copy income are recognized based on the date of publication, net of provisions for related returns.

Commercial Printing and Other Revenues

The Company provides commercial printing services to third parties as a means to generate incremental revenue and utilize excess printing capacity. These customers consist primarily of other publishers that do not have their own printing presses and do not compete with other Gannett publications. The Company also prints other commercial materials, including flyers, business cards and invitations. Revenue is generally recognized upon delivery.

Accounts Receivable

Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts. The Company’s allowance for doubtful accounts is based upon several factors including the length of time the receivables are past due, historical payment trends, and current economic factors. The Company recorded bad debt expense of $9.7 million, $7.7 million and $5.6 million during the years ended December 31, 2019, December 30, 2018, and December 31, 2017, respectively.

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

Deferred revenue: The Company records deferred revenues when cash payments are received in advance of the Company’s performance. The most significant unsatisfied performance obligation is the delivery of publications to subscription customers. The Company expects to recognize the revenue related to unsatisfied performance obligations over the next three to twelve months in accordance with the terms of the subscriptions.

The Company's payment terms vary by the type and location of the customer and the products or services offered. The period between invoicing and when payment is due is not significant. For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.

The following table presents changes in the deferred revenue balance for the twelve months ended December 31, 2019 by type of revenue:

in thousands	Year ended December 31, 2019
	Advertising, Marketing Services, and Other	Circulation	Total
Beginning balance	$22,542	$82,645	$105,187
Acquired deferred revenue	42,369	95,341	137,710
Cash receipts	128,504	529,004	657,508
Revenue recognized	(125,971)	(555,611)	(681,582)
Ending balance	$67,444	$151,379	$218,823

The company’s primary source of deferred revenue is from circulation subscriptions paid in advance of the service provided. The majority of our subscription customers are billed and pay on monthly terms. The remaining deferred revenue balance relates to advertising and other revenue. The $113.6 million increase in deferred revenue as compared to the year ended December 30, 2018 is primarily due to acquired deferred revenue from the acquisition of Legacy Gannett.

NOTE 3 — Leases

We lease certain real estate, vehicles, and equipment. Our leases have remaining lease terms of 1 to 15 years, some of which may include options to extend the leases, and some of which may include options to terminate the leases. The exercise of lease renewal options is at our sole discretion. The depreciable lives of assets and leasehold improvements are limited by the expected lease term unless there is a transfer of title or purchase option reasonably certain of exercise.

As of December 31, 2019, our Consolidated balance sheets include $309.1 million of operating lease right-to use assets, $40.0 million of short-term operating lease liabilities included in Other current liabilities, and $297.7 million of long-term operating lease liabilities.

The components of lease expense for 2019 were as follows:

In thousands	2019
Operating lease cost (a)	$38,985
Short-term lease cost, excluding expenses relating to leases with a lease term of one month or less	5,086
Net lease cost	$44,071
(a) Includes variable lease costs of $8.4 million and sublease income of $2.5 million for 2019.

Future minimum lease payments under non-cancellable leases as of December 31, 2019 are as follows:

In thousands	Year Ending December 31, (a)
2020	76,339
2021	76,569
2022	69,230
2023	57,142
2024	50,564
Thereafter	233,615
Total future minimum lease payments	563,459
Less: Imputed interest	225,759
Total	$337,700
(a) Operating lease payments exclude $8.4 million of legally binding minimum lease payments for leases signed but not yet commenced.

Other information related to leases for 2019 were as follows:

In thousands, except lease term and discount rate	2019
Supplemental information
Cash paid for amounts included in the measurement of operating lease liabilities	$35,837
Right-of-use assets obtained in exchange for operating lease obligations	28,545

Weighted-average remaining lease term (in years)	8.3
Weighted-average discount rate	12.4%

NOTE 4 — Acquisitions and dispositions

Acquisitions

2019 Acquisitions

The Company acquired substantially all the assets, properties, and business of Legacy Gannett on November 19, 2019. The acquisition, which included the USA TODAY NETWORK (made up of USA TODAY ("USAT") and 109 local media organizations in 46 states in the U.S. and Guam, including digital sites and affiliates), ReachLocal, Inc. ("ReachLocal"), a marketing solutions company, and Newsquest (a wholly owned subsidiary of Legacy Gannett operating in the United Kingdom with more than 140 local media brands), was completed for an aggregate purchase price of $1.3 billion. The acquisition was financed from the new Apollo term loan facility as described in Note 7 — Indebtedness and the issuance of common stock to Legacy Gannett shareholders as described in Note 11 — Supplemental equity information. The rationale for the acquisition was primarily the attractive nature of the various publications, businesses, and digital platforms as well as the estimated cash flows and cost-saving and revenue-generating opportunities.

The allocation of the purchase price is preliminary pending the finalization of the fair value of the acquired net assets and liabilities assumed, deferred income taxes, and assumed income and non-income based tax liabilities. The following table summarizes the preliminary determination of fair values of the assets and liabilities for the Legacy Gannett acquisition:

in thousands
Cash and restricted cash acquired	$149,452
Current assets	383,965
Other assets	97,459
Property, plant and equipment	536,511
Operating lease assets	200,550
Developed technology	47,770
Advertiser relationships	272,740
Subscriber relationships	104,490
Customer relationships	63,820
Trade names	16,470
Mastheads	97,340
Goodwill	644,766
Total assets	2,615,333
Current liabilities assumed	513,752
Long-term liabilities assumed	787,019
Total liabilities	1,300,771
Net assets	$1,314,562

Outside of the Legacy Gannett acquisition, the Company also acquired substantially all the assets, properties and business of certain publications and businesses in 2019, which included 11 daily newspapers, 11 weekly publications, nine shoppers, a remnant advertising agency, five events production businesses, and a business community and networking platform for an aggregate purchase price of $46.6 million including estimated working capital. The acquisitions were financed from cash on hand. The rationale for the acquisitions was primarily the attractive nature, as applicable, of the various publications, businesses, and digital platforms as well as the estimated cash flows and cost-saving and revenue-generating opportunities available.

The following table summarizes the preliminary determination of fair values of the assets and liabilities for the aforementioned acquisitions:

in thousands
Cash acquired	$323
Current assets	9,320
Other assets	950
Property, plant and equipment	20,492
Non-compete agreements	280
Advertiser relationships	2,357
Subscriber relationships	1,457
Customer relationships	1,323
Software	140
Trade names	299
Mastheads	2,896
Goodwill	20,850
Total assets	60,687
Current liabilities assumed	11,961
Long-term liabilities assumed	463
Total liabilities	12,424
Minority interest	1,651
Net assets	$46,612

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

The weighted average amortization periods for recently acquired amortizable intangible assets are equal to or similar to the periods presented in Note 6 — Goodwill and other intangible assets.

The Company expensed $60.6 million of acquisition-related costs during the year ended December 31, 2019. For tax purposes, the amount of goodwill that is expected to be deductible is $17.0 million and is related to 2019 acquisitions other than Legacy Gannett. Refer to allocation of goodwill by segment in Note 6 — Goodwill and other intangible assets.

2018 Acquisitions

The Company acquired substantially all the assets, properties and business of certain publications and businesses on November 16, 2018, November 14, 2018, October 1, 2018, August 15, 2018, July 2, 2018, June 18, 2018, June 4, 2018, May 11, 2018, May 1, 2018, April 2, 2018, March 31, 2018, March 6, 2018, February 28, 2018, February 23, 2018, and February 7, 2018 (“2018 Acquisitions”), which included seven business publications, eight daily newspapers, 16 weekly publications, one shopper, a print facility, an events production business, cloud services, and digital platforms and related domains for an aggregate purchase price of $205.8 million, including working capital and contingent consideration. The acquisitions were financed from cash on hand. The rationale for the acquisitions was primarily the attractive nature, as applicable, of the various publications, businesses, and digital platforms as well as the estimated cash flows and cost-saving and revenue-generating opportunities available.

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

Certain of the Company's 2018 Acquisitions include contingent consideration arrangements, which are primarily payable to the sellers based on the passage of time or as a component of earnings above an agreed-upon target and are recorded at estimated fair value. As of December 31, 2019, the Company has a liability for contingent consideration of $1.1 million.

The Company accounted for the 2018 Acquisitions using the acquisition method of accounting for those acquisitions determined to meet the definition of a business. The net assets, including goodwill, have been recorded in the Consolidated balance sheets at their fair values in accordance with Accounting Standards Codification ("ASC") 805, “Business Combinations” (“ASC 805”).

The 2018 Acquisitions that were determined to be asset acquisitions were measured at the fair value of the consideration transferred on the acquisition date. Intangible assets acquired in an asset acquisition have been recognized in accordance with ASC 350 “Intangibles - Goodwill and Other”. Goodwill is not recognized in an asset acquisition.

The following table summarizes the determination of fair values of the assets and liabilities for the 2018 Acquisitions:

in thousands
Cash acquired	$1,688
Current assets	29,169
Other assets	447
Property, plant and equipment	18,340
Non-compete agreements	370
Advertiser relationships	51,395
Subscriber relationships	36,115
Customer relationships	14,063
Trade names	1,810
Mastheads	13,678
Goodwill	72,879
Total assets	239,954
Current liabilities assumed	32,441
Long-term liabilities assumed	92
Total liabilities	32,533
Redeemable noncontrolling interest	1,636
Net assets	$205,785

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

The weighted average amortization periods for recently acquired amortizable intangible assets are equal to or similar to the periods presented in Note 6 — Goodwill and other intangible assets.

The Company expensed $2.7 million of acquisition-related costs for the 2018 Acquisitions during the year ended December 30, 2018. For tax purposes, the amount of goodwill that is expected to be deductible is $72.0 million, excluding goodwill attributable to the 20% noncontrolling interest. Refer to allocation of goodwill by segment in Note 6 — Goodwill and other intangible assets.

Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships as well as expected future synergies.

2017 Acquisitions

The Company acquired substantially all the assets, properties and business of certain publications and businesses on November 6, 2017, October 30, 2017, October 2, 2017, July 6, 2017, June 30, 2017, February 10, 2017, and January 31, 2017

(“2017 Acquisitions”), which included four business publications, 22 daily newspapers, 34 weekly publications, 24 shoppers, two customer relationship management solutions providers, a social media app, and an event production business for an aggregate purchase price of $165.1 million, including working capital. The acquisitions were financed from cash on hand. The rationale for the acquisitions was primarily due to the attractive nature, as applicable, of the newspaper assets and event production business, and cash flows combined with cost-saving and revenue-generating opportunities available.

The Company accounted for the 2017 Acquisitions under the acquisition method of accounting. The net assets, including goodwill, have been recorded in the Consolidated balance sheets at their fair values in accordance with ASC 805.

The following table summarizes the fair values of the assets and liabilities for the 2017 Acquisitions:

in thousands
Current assets	$20,870
Other assets	108
Property, plant and equipment	49,883
Noncompete agreements	532
Advertiser relationships	34,077
Subscriber relationships	26,926
Customer relationships	5,638
Software	704
Mastheads	9,902
Goodwill	37,652
Total assets	186,292
Current liabilities assumed	21,100
Long-term liabilities assumed	139
Total liabilities	21,239
Net assets	$165,053

The Company obtained third party independent valuations or performed similar calculations internally to assist in the determination of the fair values of certain assets acquired and liabilities assumed, using the same three approaches that were used to determine value in 2018: the cost approach (used for equipment where an active secondary market is not available, building improvements, and software), the direct sales comparison (market) approach (used for land and equipment where an active secondary market is available) and the income approach (used for intangible assets). The weighted average amortization periods for recently acquired amortizable intangible assets are in line with those listed in Note 6 — Goodwill and other intangible assets.

The Company expensed $2.0 million of acquisition-related costs for the 2017 Acquisitions during the year ended December 31, 2017. For tax purposes, the amount of goodwill that is expected to be deductible is $37.7 million. Refer to allocation of goodwill by segment in Note 6 — Goodwill and other intangible assets

Dispositions

On May 11, 2018, the Company completed its sale of certain publications and related assets in Alaska for approximately $2.4 million, including working capital. As a result, a nominal pre-tax gain, net of selling expenses, is included in Net (gain) loss on sale or disposal of assets on the Consolidated statements of operations and comprehensive income (loss) during the year ended December 30, 2018.

On February 27, 2018, the Company sold a parcel of land and a building located in Framingham, Massachusetts for a sale price of $9.3 million and recognized a pre-tax gain of approximately $3.3 million, net of selling expenses, which is included in Net (gain) loss on sale or disposal of assets on the Consolidated statements of operations and comprehensive income (loss) during the year ended December 30, 2018.

On June 2, 2017, we completed the sale of the Mail Tribune, located in Medford, Oregon, for approximately $14.7 million, including working capital. As a result, a pre-tax gain of approximately $5.4 million, net of selling expenses, is included in Net

(gain) loss on sale or disposal of assets on the Consolidated statements of operations and comprehensive income (loss) during the year ended December 31, 2017.

Pro forma information

The following table sets forth unaudited pro forma results of operations assuming the Legacy Gannett acquisition, along with transactions necessary to finance the acquisitions, occurred at the beginning of 2019 and 2018:

	Unaudited
in thousands (except per share amounts)	2019	2018
Total revenues	$4,177,583	$4,440,491
Net loss	$(292,395)	$(169,617)
Earnings per share - diluted	$(2.27)	$(1.31)

This pro forma financial information is based on historical results of operations, adjusted for the allocation of the purchase price and other acquisition accounting adjustments, and is not necessarily indicative of what our results would have been had we operated the businesses since the beginning of the periods presented. The pro forma adjustments reflect depreciation expense and amortization of intangibles related to the fair value adjustments of the assets acquired, additional interest expense related to the financing of the transactions, the elimination of acquisition-related costs, and the related tax effects of the adjustments.

NOTE 5 — Integration and reorganization costs and long-lived asset impairments

Over the past several years, in furtherance of the Company’s cost-reduction and cash-preservation plans outlined in Note 1 — Description of business, basis of presentation, and summary of significant accounting policies, the Company has engaged in a series of individual restructuring programs designed primarily to right-size the Company’s employee base, consolidate facilities, and improve operations, including those of recently acquired entities. These initiatives impact all of the Company’s geographic regions and are often influenced by the terms of union contracts within the region. All costs related to these programs, which primarily include severance expense, are accrued at the time of the program announcement or over the remaining service period.

Severance-related expenses: We recorded expenses for severance and related costs by segment as follows:

in thousands	2019	2018	2017
Severance and Related Costs
Publishing	$19,556	$11,678	$6,703
Marketing Solutions	1,916	—	512
Corporate and other	19,080	262	445
Total	$40,552	$11,940	$7,660

A rollforward of the accrued severance and related costs included in accrued expenses on the balance sheet for the years ended December 31, 2019 and December 30, 2018 is outlined below:

in thousands	Severance and Related Costs
Balance at December 31, 2017	$717
Restructuring provision included in integration and reorganization costs	11,940
Cash payments	(10,103)
Balance at December 31, 2018	2,554
Acquired restructuring provision balances	692
Restructuring provision included in integration and reorganization costs	40,552
Cash payments	(13,013)
Balance at December 31, 2019	$30,785

The restructuring reserve balance is expected to be paid out over the next twelve months.

Facility consolidation and other restructuring-related expenses: We recorded facility consolidation charges and other restructuring-related costs by segment as follows:

in thousands	2019	2018	2017
Facility Consolidation and Other Restructuring-Related Charges
Publishing	$1,780	$2,809	$1,243
Marketing Solutions	21	—	—
Corporate and other	5,048	262	—
Total	$6,849	$3,071	$1,243

Long-lived asset impairment charges and accelerated depreciation: As part of ongoing cost efficiency programs, the Company has ceased a number of print operations. Pursuant to these actions, we recorded long-lived asset impairment charges by segment as follows:

In thousands	2019	2018	2017
Publishing	$3,009	$1,538	$7,042
Corporate and other	—	—	100
Total	$3,009	$1,538	$7,142

In addition to the long-lived asset impairment charges outlined above, we also recorded accelerated depreciation of $7.9 million, $3.6 million, and $2.4 million for the years ended December 31, 2019, December 30, 2018, and December 31, 2017,

respectively. These expenses, which were recorded as a component of Depreciation and amortization on the Consolidated statements of operations and comprehensive income (loss), were incurred at the Publishing segment.

NOTE 6 — Goodwill and other intangible assets

Goodwill and intangible assets consisted of the following:

in thousands	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Advertiser relationships	$534,161	$75,363	$458,798
Customer relationships	109,674	14,303	95,371
Subscriber relationships	259,391	44,878	214,513
Other intangible assets	76,552	11,229	65,323
Total	$979,778	$145,773	$834,005
Nonamortized intangible assets:
Goodwill	$914,331
Mastheads	178,559
Total	$1,092,890

	December 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Advertiser relationships	$260,142	$53,477	$206,665
Customer relationships	44,630	8,704	35,926
Subscriber relationships	153,923	31,560	122,363
Other intangible assets	13,046	7,802	5,244
Total	$471,741	$101,543	$370,198
Nonamortized intangible assets:
Goodwill	$310,737
Mastheads	115,856
Total	$426,593

As of December 31, 2019, the weighted average amortization periods for amortizable intangible assets are 11.1 years for advertiser relationships, 9.8 years for customer relationships, 10.5 years for subscriber relationships, and 4.6 years for other intangible assets. The weighted average amortization period in total for all amortizable intangible assets is 10.3 years.

Amortization expense was $44.7 million, $34.0 million, and $24.0 million for the years ended December 31, 2019, December 30, 2018, and December 31, 2017, respectively. Estimated future amortization expense as of December 31, 2019, is as follows:

In thousands
2020	$110,136
2021	109,854
2022	108,179
2023	102,994
2024	101,026
Thereafter	301,816
Total	$834,005

The balances and changes in the carrying amount of goodwill by segment are as follows:

in thousands
	Publishing	Marketing Solutions	Consolidated
Balance at December 31, 2017, net of accumulated impairment losses of $25,641:	$208,828	$27,727	$236,555
Goodwill acquired in business combinations	71,011	2,715	73,726
Measurement period adjustments	456	—	456
Balance at December 30, 2018, net of accumulated impairment losses of $25,641:	$280,295	$30,442	$310,737
Goodwill acquired in business combinations	498,061	167,555	665,616
Goodwill impairment	(62,280)	—	(62,280)
Goodwill related to divestitures	(42)	—	(42)
Measurement period adjustments	(852)	—	(852)
Foreign currency exchange rate changes	1,152	—	1,152
Balance at December 31, 2019, net of accumulated impairment losses of $87,921:	$716,334	$197,997	$914,331

Historically, the Company’s annual impairment assessment is made on the last day of its fiscal second quarter. In 2019, the Company performed an additional assessment during the fourth quarter as a result of the acquisition of Legacy Gannett and the related restructuring of its reporting units.

The Company performed its 2019 annual assessment for possible impairment of the carrying value of goodwill and indefinite-lived intangibles as of June 30, 2019. The fair values of the Company’s reporting units, including Newspapers and BridgeTower, which include newspaper mastheads, were estimated using the expected present value of future cash flows, recent industry multiples and using estimates, judgments and assumptions that management believes were appropriate in the circumstances. The estimates and judgments used in the assessment included multiples for EBITDA, the weighted average cost of capital, and the terminal growth rate. The Company determined the future cash flow and industry multiple analyses provided the best estimate of the fair value of its reporting units. Key assumptions in the impairment analysis include revenue and EBITDA projections, discount rates, long-term growth rates, and the effective tax rate the Company determined to be appropriate. Revenue projections reflected slight declines in the current and next year, and revenues were expected to moderate to a terminal growth rate of 0.5%. The fair value of the Newspaper reporting unit exceeded the carrying value by less than 10%.

The total Company’s estimate of reporting unit fair values was reconciled to its then market capitalization (based upon the stock market price and fair value of debt) plus an estimated control premium.

The Company used a “relief from royalty” approach, a discounted cash flow model, to determine the fair value of its indefinite-lived intangible assets. The estimated fair value equaled or exceeded carrying value for the masthead units of accounting, including east, central, west and BridgeTower. The fair value of mastheads exceeded carrying value by less than 10% for the central and east regions. Key assumptions within the masthead analysis included revenue projections, discount rates, royalty rates, long-term growth rates and the effective tax rate that the Company determined to be appropriate. Revenue projections reflected declines in the current and next year, and revenues were expected to moderate to a terminal growth rate of 0.5%.

After the completion of its acquisition of Legacy Gannett, the Company reorganized its reporting units to align with its new segment structure. Due to the change in the composition of the reporting units, the Company performed additional impairment tests for goodwill and indefinite-lived intangible assets before and after the reorganization. Similar methodologies and assumptions were utilized for the post-reorganization impairment assessment, as described above. Fair values of the reporting units were determined to be greater than the carrying value of the reporting units, and the estimated fair value exceeded carrying value for all mastheads.

In the analysis performed before the reorganization, the fair value of the Newspapers reporting unit did not exceed the carrying value. The primary factors impacting the decrease in fair value were the Company’s third and fourth quarter financial performance and its declining stock price, which was, in part, related to the announcement of the Company’s acquisition of Legacy Gannett. As a result, the Company recorded a goodwill impairment of $62.3 million within the Newspapers reporting unit. In addition, the fair value of the mastheads in the east, central, west and BridgeTower regions did not exceed carrying value and accordingly the Company recorded an impairment of $38.4 million. Key assumptions within the impairment analyses included revenue and EBITDA projections, discount rates, royalty rates, long-term growth rates, and the effective tax rate that the Company considers appropriate. Revenue projections reflected continued declines in early years, which are expected to moderate to a terminal rate of loss of 1% with in the Newspapers reporting unit. EBITDA projections as a percentage of revenue show improvement over the next couple of years, largely due to continued expense reductions, and are expected to stabilize to an average rate of approximately 17% in the outer years. Discount rates were 20%, royalty rates ranged from 1.25% to 1.50%, and the effective tax rate was 27%.

The Company considered the impairment of goodwill and mastheads in Newspapers to be a potential indicator of impairment under ASC 360. The Company determined the long-lived asset groups were the same as its units of accounting. The Company performed an analysis of its undiscounted cash flows in the east, central and west regions to determine if there was an impairment of long-lived assets. The sum of undiscounted cash flows over the primary asset’s weighted-average remaining useful life exceeded the group’s carrying value, so no impairment was recorded. There were no indicators of impairment on the long-lived asset group for BridgeTower.

Subsequent to the acquisition of Legacy Gannett and management restructuring, the Company’s reporting units are Domestic Publishing, Newsquest and Marketing Solutions. The Legacy New Media units of accounting (east, central, west and BridgeTower) were reviewed for impairment and the Company concluded no impairment indicators were present. The fair values for Domestic Publishing and Marketing Solutions goodwill are greater than the carrying values; however, the difference between the two values is less than 10%. There is no headroom for Newsquest. For Domestic Publishing, the revenue projections mirrored the Legacy New Media analysis and were increased by the revenues expected to be earned by the Legacy Gannett business. They reflected continued declines in early years and that revenues are expected to moderate to a terminal rate of loss of 0.5%. EBITDA projections as a percentage of revenue show improvement over the next couple of years, largely due to expected synergies, facility consolidation and continued expense reductions, and then average to a rate of approximately 22% in the outer years. Discount rates were 21%, and the effective tax rate was 27%. For Marketing Solutions, revenues are expected to increase at a rate of approximately 7% to 10% for several years. The terminal growth rate is 3%. EBITDA projections as a percentage of revenue show improvement over the next couple of years and then average to approximately 12% to 13% beyond that. Discount rates were 21%, and the effective tax rate was 27%. Since there were no changes to the Newsquest reporting unit as a result of the acquisition, the fair value of Newsquest was derived from the analysis performed for the purchase price allocation.

As of December 31, 2019, the Company performed a review of potential impairment indicators, noting its financial results and forecast had not changed materially since the assessment due to restructuring, and it was determined no indicators of impairment were present.

As of December 30, 2018, the Company had performed a review of potential impairment indicators, noting its financial results and forecast had not changed materially since the annual impairment assessment, and it was determined no indicators of impairment were present.

The newspaper industry and the Company have experienced declining same-store revenue and profitability over the past several years. Should general economic, market or business conditions decline and have a negative impact on estimates of future cash flow and market transaction multiples, the Company may be required to record additional impairment charges in the future.

NOTE 7 — Indebtedness

Apollo Term Loan

In November 2019, pursuant to the acquisition of Legacy Gannett, the Company entered into a five-year, senior-secured term loan facility with Apollo Capital Management, L.P. ("Apollo") in an aggregate principal amount of approximately $1.8 billion. The term loan facility, which matures on November 19, 2024, generally bears interest at the rate of 11.5% per annum. Origination fees totaled 6.5% of the total principal amount of the financing at closing. Pursuant to the agreement, Apollo has the right to designate two individuals to attend Board of Directors meetings as non-fiduciary and non-voting observers and participants. In addition, the Company's total gross leverage ratio, defined generally as the ratio of consolidated debt to EBITDA, cannot exceed 4.00:1.00 as of the origination date, gradually decreasing to an upper threshold of 3.00:1.00. If the total gross leverage ratio exceeds the aforementioned thresholds, Apollo has the right to appoint up to two voting directors.

In connection with the Apollo term loan facility, the Company incurred approximately $4.9 million of fees and expenses, which were capitalized in deferred financing costs and will be amortized over the term of the term loan facility using the effective interest method. In addition, the Company recognized $116.6 million of lender fees, which are capitalized and will also be amortized over the term of the term loan facility.

The Company is permitted to prepay the principal of the term loan facility, in whole or in part, at par plus accrued and unpaid interest, without any prepayment premium or penalty. The term loan facility is guaranteed by the wholly-owned material subsidiaries of the Company, and all obligations of the Company and its subsidiary guarantors are or will be secured by first priority liens on certain material real property, equity interests, land, buildings, and fixtures. The term loan facility contains customary representations and warranties, affirmative covenants, and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, fundamental changes, dispositions, dividends and other distributions, capital expenditures, and events of default. The Company used the proceeds of the term loan facility to (i) partially fund the acquisition of Legacy Gannett, (ii) repay, prepay, repurchase, redeem, or otherwise discharge in full each of the existing financing facilities (as defined in the agreement and discussed in part below), and (iii) pay fees and expenses incurred to obtain the term loan facility. As of December 31, 2019, the Company is in compliance with all of the covenants and obligations under the Apollo term loan facility.

As of December 31, 2019, the Company had $1.8 billion in aggregate principal outstanding under the term loan facility,$4.7 million of deferred financing costs, and $111.8 million of capitalized lender fees. During the year ended December 31, 2019, the Company recorded $23.5 million in interest expense. Amortization of deferred financing costs totaled $2.6 million for the year ended December 31, 2019. The effective interest rate is 13.2%.

New Media Credit Agreement

Prior to the acquisition of Legacy Gannett, the Company, through its wholly-owned subsidiary New Media Holdings II LLC (the “New Media Borrower”) maintained secured credit facilities (the “Credit Facilities”) under an agreement (the “New Media Credit Agreement”) with a syndication of lenders, including a term loan facility and a revolving credit facility. The term loan facility was scheduled to expire on July 14, 2022 and the revolving credit facility was scheduled to expire on July 14, 2021. Maximum borrowings under the revolving credit facility, including letters of credit, totaled $40.0 million. The New Media Credit Agreement contained customary representations and warranties and affirmative covenants and negative covenants applicable to Holdings I, the New Media Borrower, and the New Media Borrower's subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, fundamental changes, dispositions, dividends and other distributions, and events of default. The New Media Credit Agreement also contained a financial covenant requiring Holdings I, the New Media Borrower, and the New Media Borrower’s subsidiaries to maintain a maximum total leverage ratio of 3.25:1.00.

Pursuant to the acquisition of Legacy Gannett in November 2019 and the origination of the Apollo term loan facility, all outstanding secured term facilities, incremental facilities, revolving credit facilities, and incremental term loans under the New Media Credit Agreement were paid in full or terminated. Furthermore, all guarantees and security interests in respect of the New Media Credit Agreement were released. As a result, the Company recognized a loss on extinguishment of debt of $3.7 million.

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

Convertible debt

On April 9, 2018, Legacy Gannett completed an offering of 4.75% convertible senior notes, with an initial offering size of $175.0 million aggregate principal amount. As part of the offering, the initial purchaser of the notes exercised its option to purchase an additional $26.3 million aggregate principal amount of notes, resulting in total aggregate principal of $201.3 million and net proceeds of approximately $195.3 million. Interest on the notes is payable semi-annually in arrears. The notes mature on April 15, 2024 with our earliest redemption date being April 15, 2022. The stated conversion rate of the notes is 82.4572 shares per $1,000 in principal or approximately $12.13 per share.

Upon conversion, we have the option to settle in cash, shares of our common stock, or a combination of the two. Additionally, holders may convert the notes at their option prior to January 15, 2024 only if one or more of the following conditions are present: (1) if, during any 20 of the 30 trading days immediately preceding a quarter end, our common stock trading price is 130% of the stated conversion price, (2) if, during the 5 business day period after any 10 consecutive trading day period, the trading price per $1,000 principal amount of notes is less than 98% of the product of (a) the last reported sale price of the Company's common stock and (b) the conversion rate on each such trading day, or (3) a qualified change in control event occurs. Depending on the nature of the triggering event, the conversion rate may also be subject to adjustment.

The Company's acquisition of Legacy Gannett constituted a Fundamental Change and Make-Whole Fundamental Change under the terms of the indenture governing the notes. At the acquisition date, the Company delivered to noteholders a notice offering the right to surrender all or a portion of their notes for cash on December 31, 2019. Holders were required to surrender their notes by December 30, 2019 and in return, the Company redeemed the notes for either (1) cash at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest from October 15, 2019 to December 29, 2019 (2) converted equity plus cash at the stated conversion rate of 82.4572 shares per $1,000 in principal, comprised of 0.5427 shares of Parent common stock, plus $6.25 of cash. On December 31, 2019, we completed the redemption of $198.0 million in aggregate principal in exchange for cash.

The $3.3 million principal value of the notes is reported as convertible debt in the Consolidated balance sheets. The effective interest rate on the notes was 6.05% as of December 31, 2019. During the year ended December 31, 2019, the Company recorded $1.3 million in interest expense, of which $1.1 million is cash interest paid on aforementioned redemption.

NOTE 8 — Retirement plans

Defined benefit plans

The Company maintains a number of defined benefit pension plans which cover certain employees. The Company uses the accrued benefit actuarial method and best estimate assumptions to determine pension costs, liabilities, and other pension information for defined benefit plans.

In connection with the acquisition of Legacy Gannett, the Company assumed the assets and obligations of four defined benefit plans: the Gannett Retirement Plan ("GRP"), the Newsquest and Romanes Pension Schemes in the U.K. ("U.K. Pension Plans"), the Newspaper Guild of Detroit Pension Plan, the 2015 SERP, and a supplemental non-qualified retirement plan assumed pursuant to Legacy Gannett's acquisition of JMG (JMG Plan). Upon the change in control, all of the Gannett SERP benefits accrued as of the date of acquisition are to be paid out as a lump sum within 45 days following the transaction. As of December 31, 2019, the Company has paid $87.8 million of these lump sum payouts.

Additionally, the George W. Prescott Company pension plan was assumed in the Enterprise News Media, LLC acquisition in 2006. This plan was amended to freeze all future benefit accruals by December 31, 2008, except for a select group of union employees whose benefits were frozen during 2009. The Times Publishing Company pension plan, another defined benefit plan assumed pursuant to an acquisition, was frozen prior to the acquisition.

The following table provides a reconciliation of benefit obligations, plan assets, and funded status, along with the related amounts in the consolidated balance sheets, of the Company’s pension plans as of December 31, 2019 and December 30, 2018:

in thousands	Year Ended
	December 31, 2019	December 30, 2018
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$74,190	$82,344
Service cost	999	606
Interest cost	12,408	2,775
Actuarial (gain) loss	3,701	(6,228)
Foreign currency translation	11,812	—
Benefits and expenses paid	(111,842)	(5,307)
Acquisitions	2,981,914	—
Projected benefit obligation at end of period	$2,973,182	$74,190
Change in plan assets:
Fair value of plan assets at beginning of period	$54,035	$61,539
Actual return on plan assets	38,054	(3,648)
Employer contributions	91,466	1,451
Acquisitions	2,771,796	—
Benefits paid	(111,022)	(4,705)
Foreign currency translation	12,787	—
Expenses paid	(820)	(602)
Fair value of plan assets at end of period	$2,856,296	$54,035
Reconciliation of funded status:
Benefit obligation at end of period	$(2,973,182)	$(74,190)
Fair value of assets at end of period	2,856,296	54,035
Funded status	(116,886)	(20,155)
Unrecognized actuarial (gain) loss	(4,527)	7,986
Net accrued benefit cost	$(121,413)	$(12,169)
Balance sheet presentation:
Other assets	$58,818	$—
Accrued expenses	6,771	—
Pension and other postretirement benefit obligations	168,933	20,155
Accumulated other comprehensive (loss) income	4,527	(7,986)
Net accrued benefit cost	$(121,413)	$(12,169)

The following table presents information for our retirement plans for which accumulated benefits exceed assets:

in thousands
	December 31, 2019	December 30, 2018
Accumulated benefit obligation	$2,039,075	$74,190
Fair value of plan assets	$1,865,123	$54,035

The following table presents information for our retirement plans for which assets exceed accumulated benefits:

in thousands
	December 31, 2019	December 30, 2018
Accumulated benefit obligation	$932,357	$—
Fair value of plan assets	$991,173	$—

The following table presents information for our retirement plans for which projected benefit obligations exceed assets:

in thousands
	December 31, 2019	December 30, 2018
Projected benefit obligation	$2,040,825	$74,190
Fair value of plan assets	$1,865,123	$54,035

The following table presents information for our retirement plans for which assets exceed projected benefit obligations:

in thousands
	December 31, 2019	December 30, 2018
Projected benefit obligation	$932,357	$—
Fair value of plan assets	$991,173	$—

The funded status (on a projected benefit obligation basis) of our plans at December 31, 2019 is as follows:

in thousands
	Fair Value of Plan Assets	Benefit Obligation	Funded Status
GRP	$1,705,225	$1,842,480	$(137,255)
George W. Prescott Pension Plan	20,079	25,499	(5,420)
Times Publishing Company Pension Plan	36,693	49,830	(13,137)
SERP	—	7,360	(7,360)
U.K. Pension Plans	991,175	932,357	58,818
Newspaper Guild of Detroit Plan	103,124	113,189	(10,065)
JMG Plan	—	2,467	(2,467)
Total	$2,856,296	$2,973,182	$(116,886)

The following table provides the components of net periodic benefit cost and other changes in plan assets recognized in other comprehensive income (loss) of the Company’s pension plans for the years ended December 31, 2019, December 30, 2018, and December 31, 2017:

in thousands	Year Ended
	December 31, 2019	December 30, 2018	December 31, 2017
Components of net periodic benefit cost:
Operating expenses:
Service cost	$999	$606	$630
Non-operating expenses:
Interest cost	12,408	2,775	3,143
Expected return on plan assets	(22,303)	(4,452)	(4,157)
Amortization of unrecognized loss (gain)	158	113	194
Other adjustment	305	—	—
Total non-operating expenses included in Other (income) expense	(9,432)	(1,564)	(820)
Net periodic expense (benefit)	$(8,433)	$(958)	$(190)
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss (gain)	$(12,050)	$1,872	$1,618
Amortization of net actuarial (loss) gain	(158)	(113)	(194)
Other adjustment	(305)	—	—
Total recognized in other comprehensive income (loss)	$(12,513)	$1,759	$1,424

The following assumptions were used in connection with the Company’s actuarial valuation of its defined benefit plans obligation:

	December 31, 2019	December 30, 2018
Weighted average discount rate	2.9%	4.1%
Rate of increase in future compensation levels (1)	2.0%	—
Weighted average expected return on assets	7.0%	7.5%
(1) Relates only to the GRP, SERP and Newspaper Guild of Detroit Pension Plans.

The following assumptions were used to calculate the net periodic benefit cost for the Company’s defined benefit pension plans:

	Year Ended
	December 31, 2019	December 30, 2018	December 31, 2017
Weighted average discount rate	3.1%	3.5%	4.1%
Rate of increase in future compensation levels (1)	2.0%	—	—
Weighted average expected return on assets	6.1%	7.5%	7.5%
(1) Relates only to the GRP, SERP and Newspaper Guild of Detroit Pension Plans.

To determine the expected long-term rate of return on pension plan assets, the Company considers the current and expected asset allocations as well as historical and expected returns on various categories of plan assets, input from the actuaries and investment consultants, and long-term inflation assumptions. The expected allocation of pension plan assets is based on a diversified portfolio consisting of domestic and international equity securities and fixed income securities. This expected return is then applied to the fair value of plan assets. The Company amortizes experience gains and losses, including the effects of changes in actuarial assumptions and plan provisions, over a period equal to the average future service of plan participants or over the average remaining life expectancy of inactive participants.

The fiduciaries of the pension plans set investment policies and strategies for the pension trusts. Objectives include preserving the funded status of the plan and balancing risk against return.

The weighted average target asset allocation of our plans for 2020 and allocations at the end of 2019 and 2018, by asset category, are presented in the table below:

	Target Allocation	Allocation of Plan Assets
	2020	2019	2018
Equity securities	35%	39%	63%
Debt securities	47%	46%	35%
Alternative investments(a)	18%	15%	2%
Total	100%	100%	100%
(a)Alternative investments include real estate, private equity and hedge funds.

The aggregate amount of net actuarial gain related to the Company’s pension plans recognized in other comprehensive (loss) income as of December 31, 2019 was $12.1 million, of which $107,000 is expected to be amortized in 2020.

Cash flows: We expect to make the following benefit payments, which reflect expected future service. The amounts below represent the benefit payments for our pension plans.

in thousands	Pension
2020	$202,994
2021	$193,282
2022	$190,764
2023	$188,713
2024	$175,235
2025 - 2029	$826,289

The amounts above exclude the participants' share of the benefit cost. We expect no subsidy benefits for 2020 and beyond.

Employer contributions, for the Company's defined benefit pension plans, expected to be paid during the year ended December 31, 2020 is $61.2 million.

Multiemployer plans that provide pension benefits

The Company is a participant in six multiemployer pension plans covering certain employees with collective bargaining agreements (“CBAs”). Three of these multiemployer pension plans were assumed in connection with the acquisition of Legacy Gannett. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

•	The Company plays no part in the management of plan investments or any other aspect of plan administration.

•	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

•	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

•
If the Company chooses to stop participating in some of its multiemployer plans, the Company may be required to pay those plans an amount based on the unfunded status of the plan, referred to as withdrawal liability.

The Company’s participation in these plans for the year ended December 31, 2019 is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employee Identification Number (EIN) and the three-digit plan number. Unless otherwise noted, the two most recent Pension Protection Act (PPA) zone statuses available are for the plans for the years ended 2019 and 2018, respectively. The zone status is based on information the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded; plans in the orange zone are both a) less than 80% funded and b) have an accumulated/expected funding deficiency in any of the next six plan years, net of any amortization extensions; plans in the yellow zone meet either one of the criteria mentioned in the orange zone; and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject. The Company makes all required contributions to these plans as determined under the respective CBAs. For each of the plans listed below, the Company’s contribution represented less than 5% of total contributions to the plan.

Multiemployer Pension Plans
	EIN Number/	Zone Status Dec. 31,		FIP/RP Status Pending/Implemented	Contributions (in thousands)			Surcharge Imposed	Expiration Dates of CBAs
Pension Plan Name	Plan Number	2019	2018		2019	2018	2017
CWA/ITU Negotiated Pension Plan	13-6212879/001	Red	Red	Implemented	$51	$9	$10	No	Under negotiation
GCIU—Employer Retirement Benefit Plan(a)	91-6024903/001	Red	Red	Implemented	75	78	84	Yes	1/5/2022
The Newspaper Guild International Pension Plan(a)	52-1082662/001	Red	Red	Implemented	31	19	36	No	Under negotiation and June 8, 2019
IAM National Pension Plan(a) (b)	51-6031295/002	Red	Green	Implemented	11	—	—	Yes	1/7/2022
Teamsters Pension Trust Fund of Philadelphia and Vicinity(a)	23-1511735/001	Yellow	Yellow	Implemented	139	—	—	N/A	(c)
Central Pension Fund of the International Union of Operating Engineers and Participating Employers(a)	36-6052390/001	Green as of Jan. 31, 2019	Green as of Jan. 31, 2018	N/A	6	—	—	N/A	1/10/2022
Total					$313	$106	$130

(a)	This plan has elected to utilize special amortization provisions provided under the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010.

(b)	The trustees of this plan have voluntarily elected to put the fund in critical status to strengthen its funding position.
(c) In February 2018, an interim agreement was executed to maintain the terms and contributions of the plan past the expiration date of 12/31/2017. This agreement is subject to additional negotiation.

The Company assumed three multiemployer plan withdrawal liabilities in an acquisition in 2019. The liability at the acquisition date was estimated to be approximately $40.8 million, excluding interest. The penalties are payable over twenty years. The total unpaid balance for the Company's withdrawal liabilities as of December 31, 2019 is approximately $41.8 million.

Defined contribution plans

The Company sponsors the New Media Investment Group Inc. Retirement Savings Plan (the “New Media 401(k) Plan”), which is intended to be a qualified defined contribution plan with a cash or deferred arrangement under Section 401(k) of the Code. In general, eligible employees of the Company and participating affiliates who satisfy minimum age and service requirements are eligible to participate. Eligible employees can contribute amounts up to 100% of their eligible compensation to the New Media 401(k) Plan, subject to IRS limitations. The New Media 401(k) Plan also provides for discretionary matching and non-elective contributions that can be made in separate amounts among different allocation groups. For the years ended December 31, 2019, December 30, 2018, and December 31, 2017, the Company’s matching contributions to the New Media 401(k) Plan were $4.9 million, $4.0 million, and $3.4 million, respectively. The Company did not make non-elective contributions for the reported years.

In connection with the acquisition of Legacy Gannett, the Company assumed the Gannett Co., Inc. 401(k) Savings Plan (the "Gannett 401(k) Plan"). The Gannett 401(k) Plan will continue to cover Legacy Gannett employees until it is merged with the New Media 401(k) Plan. With respect to the Gannett 401(k) Plan, employees are immediately eligible to participate while employees covered under collective bargaining agreements are eligible to participate only if participation has been bargained. Employees can elect to save up to 75% of compensation on a pre-tax basis subject to certain limits. For most participants, the plan's matching formula is 100% of the first 4% of employee contributions and 50% on the next 2% of employee contributions. The Company’s matching contributions to the Gannett 401(k) Plan were immaterial for the year ended December 31, 2019.

Deferred compensation plans

The Company maintains two non-qualified deferred compensation plans for certain of its employees. The Company maintains the GateHouse Media, Inc. Publishers’ Deferred Compensation Plan (“Publishers' Plan”), a non-qualified deferred compensation plan for the benefit of certain designated publishers of the Company’s newspapers. Under the Publishers' Plan, the Company credits an amount to a bookkeeping account established for each participating publisher pursuant to a pre-determined formula, which is based upon the gross operating profits of each such publisher’s newspaper. The bookkeeping account is credited with earnings and losses based upon the investment choices selected by the participant. The amounts credited to the bookkeeping account on behalf of each participating publisher vest on an installment basis over a period of 15 years. A participating publisher forfeits all amounts under the Publishers' Plan in the event that the publisher’s employment with the Company is terminated for “cause”, as defined in the Publishers' Plan. Amounts credited to a participating publisher’s bookkeeping account are distributable upon termination of the publisher’s employment with the Company and will be made in a lump sum or installments as elected by the publisher. The Publishers' Plan was frozen effective as of December 31, 2006, and all accrued benefits of participants under the terms of the Publishers' Plan became 100% vested.

The Company also maintains the GateHouse Media, Inc. Executive Benefit Plan (“Executive Benefit Plan”), a non-qualified deferred compensation plan for the benefit of certain key employees of the Company. Under the Executive Benefit Plan, the Company credits an amount, determined at the Company’s sole discretion, to a bookkeeping account established for each participating key employee. The bookkeeping account is credited with earnings and losses based upon the investment choices selected by the participant. The amounts credited to the bookkeeping account on behalf of each participating key employee vest on an installment basis over a period of 5 years. A participating key employee forfeits all amounts under the Executive Benefit Plan in the event that the key employee’s employment with the Company is terminated for “cause”, as defined in the Executive Benefit Plan. Amounts credited to a participating key employee’s bookkeeping account are distributable upon termination of the key employee’s employment with the Company and will be made in a lump sum or installments as elected by the key employee. The Executive Benefit Plan was frozen effective as of December 31, 2006, and all accrued benefits of participants under the terms of the Executive Benefit Plan became 100% vested.

NOTE 9 — Postretirement benefits other than pension

As a result of acquisitions, the Company maintains several postretirement medical and life insurance plans which cover certain employees. We provide health care and life insurance benefits to certain retired employees who meet age and service requirements. Most of our retirees contribute to the cost of these benefits and retiree contributions are increased as actual benefit costs increase.

The George W. Prescott Company postretirement medical and life insurance plan had its benefits frozen in 2008, and the plan was amended to limit future benefits to a select group of active employees under the Enterprise News Media, LLC postretirement medical and life insurance plan. Benefits under the postretirement medical and life insurance plan assumed with the Copley Press, Inc. acquisition are only available to Brush-Moore employees hired before January 1, 1976.

The cost of providing retiree health care and life insurance benefits is actuarially determined. Our policy is to fund benefits as claims and premiums are paid. We use a December 31 measurement date for these plans.

The following table provides a reconciliation of benefit obligations, plan assets and funded status, along with the related amounts in the consolidated balance sheets of the Company’s postretirement medical and life insurance plans as of December 31, 2019 and December 30, 2018:

in thousands	December 31, 2019	December 30, 2018
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$4,330	$4,835
Service cost	17	7
Interest cost	419	153
Actuarial gain	(484)	(363)
Benefits and expenses paid	(1,117)	(500)
Acquisitions	70,325	—
Participant contributions	200	221
Employer implicit subsidy fulfilled	(23)	(23)
Projected benefit obligation at end of period	$73,667	$4,330
Change in plan assets:
Employer contributions	$844	$—
Participant contributions	164	—
Benefits paid	(1,008)	—
Fair value of plan assets at end of period	$—	$—
Reconciliation of funded status:
Benefit obligation at end of period	$(73,667)	$(4,330)
Funded status	(73,667)	(4,330)
Unrecognized actuarial gain	(1,518)	(1,105)
Net accrued benefit cost	$(75,185)	$(5,435)
Balance sheet presentation:
Accrued expenses	$6,694	$355
Pension and other postretirement benefit obligations	66,973	3,975
Accumulated other comprehensive income	1,518	1,105
Net accrued benefit cost	$75,185	$5,435

The following table provides the components of net periodic benefit cost and other changes in plan assets recognized in other comprehensive income (loss) of the Company’s postretirement medical and life insurance plans for the years ended December 31, 2019, December 30, 2018, and December 31, 2017:

in thousands	December 31, 2019	December 30, 2018	December 31, 2017
Components of net periodic benefit cost:
Operating expenses:
Service cost	$17	$7	$11
Non-operating expenses:
Interest cost	419	153	189
Expected return on plan assets	—	—	—
Amortization of unrecognized gain	(72)	(24)	(148)
Total non-operating expense	347	129	41
Net periodic expense	$364	$136	$52
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial gain	$(484)	$(363)	$(88)
Amortization of net actuarial gain	72	24	148
Total recognized in other comprehensive income (loss)	$(412)	$(339)	$60

The following assumptions were used in connection with the Company’s actuarial valuation of its postretirement plans obligation:

	December 31, 2019	December 30, 2018
Weighted average discount rate	3.3%	4.0%
Rate of increase in future compensation levels (1)	2.0	—
Current year medical trend	5.9%	6.2%
Ultimate year medical trend	4.5%	4.5%
Year of ultimate trend	2034	2034
(1) Relates only to the Legacy Gannett postretirement plans.

The following assumptions were used to calculate the net periodic benefit cost for the Company’s postretirement plans:

	December 31, 2019	December 30, 2018	December 31, 2017
Weighted average discount rate	3.3%	3.3%	3.9%
Rate of increase in future compensation levels (1)	2.0	—	—
Current year medical trend	6.1%	6.4%	6.7%
Ultimate year medical trend	4.5%	4.5%	4.5%
Year of ultimate trend	2035	2026	2026
(1) Relates only to the Legacy Gannett postretirement plans.

The following table summarizes the effect of a 1% change in the assumed health care cost trend rates would have on the amounts reported related to Legacy New Media:

	2019	2018
Effect of 1% increase in health care cost trend rates
Accumulated postretirement benefit obligation	$4,431	$4,617
Dollar change	$307	$287
Percent change	7.5%	6.6%
Effect of 1% decrease in health care cost trend rates
Accumulated postretirement benefit obligation	$3,858	$4,082
Dollar change	$(265)	$(248)
Percent change	(6.4)%	(5.7)%

Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. The effect of a 1% change in the health care cost trend rate would have no impact on the 2019 postretirement benefit obligation and would result in no measurable change in the aggregate service and interest components of the 2019 expense for the Legacy Gannett postretirement plans.
Cash flows: We expect to make the following benefit payments, which reflect expected future service. The amounts below represent the benefit payments for our postretirement plans.

In thousands	Postretirement
2020	$6,695
2021	$6,372
2022	$6,071
2023	$5,762
2024	$5,475
2025 - 2029	$23,181

The amounts above exclude the participants' share of the benefit cost. Furthermore, the postretirement plans are not funded, and we expect no subsidy benefits for 2020 and beyond.

Employer contributions, for the Company's postretirement medical and life insurance plans, expected to be paid during the year ended December 31, 2020 is $6.7 million.

NOTE 10 — Income taxes

Income tax expense (benefit) on income (loss) from continuing operations before income taxes for the periods shown below consisted of:

In thousands	Current	Deferred	Total
Year Ended December 31, 2019:
U.S. Federal	$113	$(85,144)	$(85,031)
State and local	1,725	(2,833)	(1,108)
Foreign	(68)	213	145
Total	$1,770	$(87,764)	$(85,994)
Year Ended December 30, 2018:
U.S. Federal	$—	$(2,690)	$(2,690)
State and local	1,679	2,923	4,602
Total	$1,679	$233	$1,912
Year Ended December 31, 2017:
U.S. Federal	$—	$(617)	$(617)
State and local	1,003	95	1,098
Total	$1,003	$(522)	$481

The components of net income (loss) before income taxes consist of the following:

In thousands
	2019	2018	2017
Domestic	$(206,270)	$20,019	$(434)
Foreign	(914)	—	—
Total	$(207,184)	$20,019	$(434)

The provision for income taxes varies from the U.S. federal statutory tax rate as a result of the following differences:

	December 31, 2019	December 30, 2018	December 31, 2017
U.S. statutory tax rate	21.0	21.0	34.0
Increase (decrease) in income taxes resulting from:
State/other income taxes, net of federal benefit	0.7	21.1	(266.0)
Change in valuation allowance	22.6	(13.4)	(612.9)
Non-deductible meals, entertainment, and other expenses	(0.8)	5.0	(232.6)
Transaction costs	(2.0)	—	—
Tax effects of 2017 legislation	—	(24.1)	966.5
Effective tax rate	41.5	9.6	***
*** Indicates a percentage that is not meaningful.

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of December 31, 2019 and December 30, 2018 are presented below(a):

In thousands	December 31, 2019	December 30, 2018
Deferred tax liabilities:
Fixed assets	$(30,246)	$(16,642)
Right of use asset	(83,588)	—
Definite and indefinite lived intangible assets	(85,528)	(13,714)
Total deferred tax liabilities	$(199,362)	$(30,356)
Deferred tax assets:
Accrued compensation costs	32,719	2,185
Accrued expenses	16,717	5,697
Disallowed interest	11,247	—
Pension and other postretirement benefit obligations	56,611	3,122
Partnership investments including impairments	7,971	994
Loss carryforwards	189,912	71,431
Lease liabilities	85,177	—
Other	25,073	3,324
Total deferred tax assets	$425,427	$86,753
Less: Valuation allowance	(158,820)	(64,679)
Total net deferred tax assets	$266,607	$22,074
Noncurrent net deferred tax assets/(liabilities)	$67,245	$(8,282)
(a) We changed the presentation of the components of the deferred tax liabilities and deferred tax assets as we believe the new presentation reflects better the deferred tax assets/(liabilities) at December 31, 2019, after the acquisition of Legacy Gannett. This reclassification is not material as the changes do not impact the 2018 financial statements nor the total net deferred tax assets/(liabilities) previously reported.

In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the year ended December 31, 2019, the Company released $46.9 million of valuation allowance against its deferred tax assets. The Company considered all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets was needed. The Company reached the conclusion it was appropriate to release valuation allowance reserves against a significant portion of its federal deferred tax assets in light of strong positive evidence. We relied on evidence shown by reversing taxable temporary differences, as well as expectation of future taxable income from the acquisition of Legacy Gannett, which has a history of profitability. The Company continues to maintain its existing valuation allowance against net deferred tax assets in many of its state and foreign jurisdictions as it is not believed to be more likely than not that its deferred tax assets will be realized in such jurisdictions.

The following table summarizes the activity related to our valuation allowance for deferred tax assets for the year ended December 31, 2019:

In thousands
Balance at Beginning of Period	Additions / (Reductions) Charged to Expenses	Additions / (Reductions for Acquisitions / Dispositions	Other Additions to / (Deductions from) Reserves	Foreign Currency Translation	Balance at End of Period
$64,679	$(28,017)	$121,572	$—	$586	$158,820

The aforementioned valuation allowance relates to unamortizable intangible assets, state and foreign net operating losses and other tax attributes that are deemed unrealizable as of December 31, 2019.

At December 31, 2019, the Company had approximately $435.0 million of U.S. federal net operating loss carryforwards, $52.0 million of U.S. federal disallowed business interest expense carryforwards, $989.6 million of apportioned state net operating loss carryforwards, and $233.6 million of foreign net operating loss carryforwards which are available to offset future taxable income. Additionally, the Company had $6.5 million of other business tax credits, $2.4 million of foreign tax credits, $5.8 million of state credits, and $31 million of foreign capital loss carryforwards. The federal tax loss carryforwards begin to expire in 2030 through 2037 and state loss carryforwards begin to expire in 2020. A portion of the operating losses are subject to the limitations of Internal Revenue Code Section 382. This section provides limitations on the availability of net operating losses to offset current taxable income if significant ownership changes have occurred for federal tax purposes.

The following table summarizes the activity related to unrecognized tax benefits, excluding the federal tax benefit of state tax deductions:

In thousands	2019	2018	2017
Change in unrecognized tax benefits
Balance at beginning of year	$1,190	$1,160	$1,176
Additions based on tax positions related to the current year	658	—	—
Additions for tax positions of prior years	—	30	—
Reductions for tax positions or prior years	(352)	—	(16)
Increase due to current year business acquisitions	32,578	—	—
Balance at end of year	$34,074	$1,190	$1,160

At December 31, 2019, the Company’s uncertain tax positions of $32.4 million, if recognized, would impact the effective tax rate. Included in the 2019 increase to unrecognized tax benefits is $31.1 million related to tax positions acquired through the acquisition of Legacy Gannett. It is reasonably possible that further adjustments to our unrecognized tax benefits may be made within the next twelve months due to audit settlements and regulatory interpretations of existing tax laws. At this time, an estimate of potential change to the amount of unrecognized tax benefits cannot be made. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. At December 31, 2019 and December 30, 2018, the accrual for uncertain tax positions included $1.9 million and $0.3 million of interest and penalties, respectively. The increase in cumulative accrued interest and penalties was mainly a result of the acquisition of Legacy Gannett.

The Company files a U.S. federal consolidated income tax return for which the statute of limitations remains open for the 2015 tax year and subsequent years. U.S. state jurisdictions have statute of limitations generally ranging from 3 to 6 years. The federal income tax returns for calendar years 2015 - 2017 for Legacy Gannett are under federal audit. The statute of limitations for the Company's U.K. income tax return remains open for tax years for 2018 and forward.

NOTE 11 — Supplemental equity information

Earnings (loss) per share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Year Ended
in thousands, except share data	December 31, 2019	December 30, 2018	December 31, 2017
Net income (loss) attributable to Gannett	$(119,842)	$18,196	$(915)

Basic weighted average shares outstanding	67,671,398	58,013,617	53,010,421
Effect of dilutive securities:
Stock options and restricted stock grants	—	384,530	—
Diluted weighted average shares outstanding	67,671,398	58,398,147	53,010,421

Basic net income (loss) per share attributable to Gannett	$(1.77)	$0.31	$(0.02)
Diluted net income (loss) per share attributable to Gannett	$(1.77)	$0.31	$(0.02)

The Company excluded the following securities from the computation of diluted income per share because their effect would have been antidilutive:

	Year Ended
in thousands, except share data	December 31, 2019	December 30, 2018	December 31, 2017
Stock warrants	1,362,479	1,362,479	1,362,479
Stock options	2,904,811	700,000	2,214,811
Restricted stock grants	9,494,161	—	342,264

Equity activity

In connection with the consummation of the acquisition of Legacy Gannett on November 19, 2019, each share of Legacy Gannett common stock issued and outstanding immediately prior to the acquisition date was converted automatically into 0.5427 of a fully paid and non-assessable share of parent common stock. As a result, approximately 62.4 million shares of parent common stock were issued to former holders of Legacy Gannett common stock at the acquisition date, including shares issued to satisfy outstanding equity-based awards that were accelerated and converted into the acquisition consideration.

During April 2018, the Company completed the sale of 6.9 million shares of the Company's common stock, including 25,000 shares of the Company's common stock sold to an officer of the Company. The estimated net proceeds of the sale were approximately $110.7 million. For the purpose of compensating the Manager for its successful efforts in raising capital for the Company, in connection with this offering, the Company granted options to the Manager to purchase 0.7 million shares of the Company’s common stock at a price of $16.45, which had an aggregate fair value of approximately $1.4 million as of the grant date. The assumptions used in an option valuation model to value the options were a 2.8% risk-free rate, a 8.0% dividend yield, 28.1% volatility, and an expected life of 10 years.

In 2018, the Company issued 13,008 shares of its common stock to its Non-Officer Directors to settle a liability of $0.2 million for 2017 services.

Share repurchase program

On May 17, 2017, the Board of Directors authorized the repurchase of up to $100.0 million of the Company's common stock ("Share Repurchase Program") over the next twelve months. The Board of Directors has authorized extensions of the Share Repurchase Program through May 19, 2020. Under the Share Repurchase Program, the Company may purchase its shares from time to time in the open market or in privately negotiated transactions, subject to restrictions in our credit facility. No shares were repurchased under the program during 2019.

Manager stock options and warrants

Pursuant to the anti-dilution provisions of the Incentive Plan, the exercise price on the 862,500 options granted to the Manager in 2016 were equitably adjusted in 2018 from $16.00 to $13.24 as a result of return of capital distributions.

Pursuant to the anti-dilution provisions of the Incentive Plan, the exercise price on the 700,000 options granted to the Manager in 2015 were equitably adjusted in 2018 from $20.36 to $18.94 as a result of return of capital distributions.

Pursuant to the anti-dilution provisions of the Incentive Plan, the exercise price on the 652,311 remaining options granted to the Manager in 2014 were equitably adjusted in 2018 from $14.37 to $12.95 as a result of return of capital distributions.

In addition to the above stock options, the Company has issued warrants collectively representing the right to acquire common stock at a future date. At origination, these warrants, which have a strike price of $46.35, collectively represented approximately 5% of common stock outstanding. As of December 31, 2019, the warrants are equal to approximately 1% of common stock outstanding.

In connection with the acquisition of Legacy Gannett, the Company issued shares of its common stock as consideration for the acquisition. For the purpose of compensating the Manager for its successful efforts in facilitating the acquisition, the Company granted options to the Manager to purchase 3,163,264 shares of the Company’s common stock at a price of 15.50, which had an aggregate fair value of approximately $0.3 million as of the grant date. The assumptions used in the Black-Scholes model to value the options were: a 1.7% risk-free rate, a 15.6% dividend yield, 37.8% volatility and an expected life of 10 years. The fair value of the options issued as compensation to the Manager was recorded as an increase in equity with an offsetting reduction in capital.

The following table includes additional information regarding the Manager stock options:

in thousands, except share data	Number of Options	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2017	2,214,811	$4.08	$16.90	7.7	$2,245
Granted	690,000	$2.04	$16.45
Outstanding at December 30, 2018	2,904,811	$3.59	$15.31	7.3	$—
Granted	3,163,264	$0.11	$15.50
Outstanding at December 31, 2019	6,068,075	$1.78	$14.70	8.2	$—

Exercisable at December 31, 2019	2,780,253	$—	$13.79	6.3	$—

Stock compensation

The Company recognized compensation cost for share-based payments of $11.3 million for the year ended December 31, 2019, $3.2 million for the year ended December 30, 2018, and $3.1 million for the year ended December 31, 2017. The total compensation cost not yet recognized related to non-vested awards as of December 31, 2019 was $4.2 million, which is expected to be recognized over a weighted average period of 1.8 years through October 2022.

Restricted stock grants (“RSGs”)

On February 3, 2014, the Board of Directors of legacy New Media (the "Board" or "Board of Directors") adopted the New Media Investment Group Inc. Nonqualified Stock Option and Incentive Award Plan (the “Incentive Plan”) that authorized up to 15.0 million shares that may be granted under the Incentive Plan. On the same date, the Board adopted a form of the New Media Investment Group Inc. Non-Officer Director Restricted Stock Grant Agreement (the “Form Grant Agreement”) to govern the terms of awards of restricted stock (“New Media Restricted Stock”) granted under the Incentive Plan to directors who are not officers or employees of New Media (the “Non-Officer Directors”). On February 24, 2015, the Board adopted a form of the New Media Investment Group Inc. Employee Restricted Stock Grant Agreement (the “Form Employee Grant Agreement”) to govern the terms of awards of New Media Restricted Stock granted under the Incentive Plan to employees of New Media and its subsidiaries (the “Employees”). Both the Form Grant Agreement and the Form Employee Grant Agreement provide for the grant of New Media Restricted Stock that vests in equal annual installments on each of the first, second, and third anniversaries of the grant date, subject to continued service, and immediate vesting in full upon death or disability. If service terminates for any other reason, all unvested shares of New Media Restricted Stock are forfeited. During the period prior to the lapse and removal of the vesting restrictions, a grantee of a RSG will have all the rights of a stockholder, including without limitation, the right to vote and the right to receive all dividends or other distributions. Any dividends or other distributions that are declared with respect to the shares of New Media Restricted Stock will be paid at the time such shares vest. The value of the RSGs on the date of issuance is recognized in selling, general, and administrative expense over the vesting period with a corresponding increase to additional paid-in-capital.

The following table outlines RSG activity specific to Legacy Gannett for the year ended December 31, 2019:

	Year Ended
	December 31, 2019
in thousands, except per share data	Number of RSGs	Weighted- Average Grant Date Fair Value
Unvested at beginning of year	—	$—
Granted	10,465,778	6.28
Vested	(3,080,766)	6.28
Forfeited	(16,580)	6.28
Unvested at end of year	7,368,432	$6.28

Legacy New Media RSG activity was as follows:

	Year Ended
	December 31, 2019		December 30, 2018		December 31, 2017
in thousands, except per share data	Number of RSGs	Weighted- Average Grant Date Fair Value	Number of RSGs	Weighted- Average Grant Date Fair Value	Number of RSGs	Weighted- Average Grant Date Fair Value
Unvested at beginning of year	384,471	$16.11	342,264	$16.86	335,593	$18.18
Granted	300,952	13.62	227,388	16.43	186,153	15.85
Vested	(273,845)	15.45	(170,422)	18.01	(128,952)	18.87
Forfeited	(94,489)	15.12	(14,759)	16.55	(50,530)	16.80
Unvested at end of year	317,089	$14.61	384,471	$16.11	342,264	$16.86

As of December 31, 2019, the aggregate intrinsic value of unvested RSGs was $49.0 million.

In connection with our acquisition of Legacy Gannett, we assumed management of the Gannett Co. Inc. 2015 Omnibus Incentive Compensation Plan. Pursuant to a Form S-8 filed with the Securities and Exchange Commission on November 20, 2019, we registered 16.4 million shares of common stock under this plan and two other plans assumed pursuant to the acquisition. Of this total, approximately 10.5 million shares of Legacy Gannett common stock under the Gannett Co. Inc. 2015 Omnibus Incentive Compensation Plan which were outstanding immediately prior to the acquisition were registered for issuance. When these outstanding shares vest, the payment of shares will occur under the Legacy Gannett Omnibus Plan and not the New Media Incentive Plan.

Accumulated other comprehensive loss

The changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2019 and December 30, 2018 are outlined below.

in thousands	Retirement Plans	Foreign Currency Translation	Total
Balance at December 25, 2016	$(3,977)	$—	$(3,977)
Other comprehensive loss before reclassifications	(1,530)	—	(1,530)
Amounts reclassified from accumulated other comprehensive loss (1)	46	—	46
Net current period other comprehensive loss, net of taxes	(1,484)	—	(1,484)
Balance at December 31, 2017	$(5,461)	$—	$(5,461)
Other comprehensive loss before reclassifications	(1,509)	—	(1,509)
Amounts reclassified from accumulated other comprehensive loss (1)	89	—	89
Net current period other comprehensive loss, net of taxes	(1,420)	—	(1,420)
Balance at December 30, 2018	$(6,881)	$—	$(6,881)
Other comprehensive loss before reclassifications	7,731	7,266	14,997
Amounts reclassified from accumulated other comprehensive loss (1)	86	—	86
Net current period other comprehensive loss, net of taxes	7,817	7,266	15,083
Balance at December 31, 2019	$936	$7,266	$8,202

(1)
This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost. See Note 8 — Retirement plans and Note 9 — Postretirement benefits other than pension.

Amounts reclassified from Accumulated other comprehensive income (loss) to net income (loss) during the years ended December 31, 2019, December 30, 2018, and December 31, 2017 were not material.

Dividends

During the year ended December 31, 2019, the Company paid dividends of $1.52 per share of Common Stock. During the year ended December 30, 2018, the Company paid dividends of $1.49 per share of Common Stock. During the year ended December 31, 2017, the Company paid dividends of $1.42 per share of Common Stock.

NOTE 12 — Commitments, contingencies, and other matters

The Company is and may become involved from time to time in legal proceedings in the ordinary course of its business, including but not limited to with respect to such matters as libel, invasion of privacy, intellectual property infringement, wrongful termination actions, complaints alleging employment discrimination, and regulatory investigations and inquiries. In addition, the Company is involved from time to time in governmental and administrative proceedings concerning employment, labor, environmental, and other claims. Insurance coverage mitigates potential loss for certain of these matters. Historically, such claims and proceedings have not had a material adverse effect on the Company’s consolidated results of operations or financial position.

Equity purchase arrangements that are exercisable by the counterparty to the agreement and that are outside the sole control of the Company are accounted for in accordance with ASC 480-10-S99-3A and are classified as Redeemable noncontrolling interests in the Consolidated balance sheets. Other than the arrangements classified as Redeemable noncontrolling interests, the Company is also a party to contingent consideration arrangements primarily payable based on the passage of time or as a component of earnings above an agreed-upon target.

Litigation in connection with the Legacy Gannett acquisition: Following the August 5, 2019 announcement of the company's pending acquisition of Legacy Gannett, a total of six lawsuits were filed in various jurisdictions: Stein v. Gannett Co. Inc, et al., filed on September 11, 2019 (D. Del.), Scarantino v. Gannett Co. Inc., et al., filed on September 16, 2019 (D. Del.), Humbert v. Gannett Co. Inc., et al., filed on September 30, 2019 (S.D.N.Y.), Steiner v. Gannett Co. Inc., et al., filed on October 2, 2019 (D. Del.), Litwin v. Gannett Co. Inc., et al., filed on October 17, 2019 (S.D.N.Y.), and Johnson v. Gannett Co., Inc., et al., filed on October 23, 2019 (D. Del.). The plaintiffs in each action allege, among other things, the company and individual defendants violated Section 14(a) and Section 20(a) of the Exchange Act by providing inadequate disclosure regarding the proposed acquisition either in the registration statement on Form S-4 filed by New Media with the SEC or in the definitive proxy statement on Schedule 14A filed by the company with the SEC. The plaintiffs variously sought, among other things, to enjoin or rescind the acquisition, an award of damages in the event the acquisition is consummated, and an award of costs and attorney’s fees; plaintiffs in Scarantino and Steiner also seek class action certification. All of the lawsuits have been voluntarily dismissed.

Environmental contingency: We assumed responsibility for certain environmental contingencies in connection with our acquisition of Legacy Gannett. More specifically, in March 2011, the Advertiser Company (Advertiser), a subsidiary that publishes the Montgomery Advertiser, was notified by the U.S. Environmental Protection Agency (EPA) that it had been identified as a potentially responsible party (PRP) for the investigation and remediation of groundwater contamination in downtown Montgomery, AL. The Advertiser is a member of the Downtown Environmental Alliance, which has agreed to jointly fund and conduct all required investigation and remediation. In 2016, the Advertiser and other members of the Downtown Environmental Alliance reached a settlement with the U.S. EPA regarding the costs the U.S. EPA spent to investigate the site. The U.S. EPA has transferred responsibility for oversight of the site to the Alabama Department of Environmental Management, which has approved the work plan for the additional site investigation that is currently underway. The Advertiser's final costs cannot be determined until the investigation is complete, a determination is made on whether any remediation is necessary, and contributions from other PRPs are finalized.

Other litigation: We are defendants in judicial and administrative proceedings involving matters incidental to our business. Although the Company is unable to predict with certainty the eventual outcome of any litigation, regulatory investigation or inquiry, in the opinion of management, the Company does not expect its current and any threatened legal proceedings to have a material adverse effect on the Company’s business, financial position or consolidated results of operations. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on the Company’s financial results.

Rent expense: Total rent expense was $44.2 million in 2019, $32.8 million in 2018, and $27.2 million in 2017.

Purchase obligations: We have future expected purchase obligations of $496.3 million related to wire services, interactive marketing agreements, professional services, paper distribution agreements, printing contracts, and other legally binding commitments. Amounts which we are liable for under purchase orders outstanding at December 31, 2019 are reflected in the Consolidated balance sheets as Accounts payable and are excluded from the amounts referred to above.

Self-insurance: We are self-insured for most of our employee medical coverage and for our casualty, general liability, and libel coverage (subject to a cap above which third party insurance is in place). The liabilities, which are reflected in Accounts payable and Other long-term liabilities in the Consolidated balance sheets, are established on an actuarial basis with the advice of consulting actuaries and totaled $65.4 million and $11.7 million as of December 31, 2019 and December 30, 2018, respectively.

NOTE 13 — Fair value measurement

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

As of December 31, 2019 and December 30, 2018, assets and liabilities recorded at fair value and measured on a recurring basis primarily consist of pension plan assets. As permitted by U.S. GAAP, we use net asset values as a practical expedient to determine the fair value of certain investments. These investments measured at net asset value have not been classified in the fair value hierarchy.

The Term Loan Facility is recorded at carrying value, which approximates fair value, in the Consolidated balance sheets and is classified as Level 3.

The amounts presented in the table below are intended to permit reconciliation to the amounts presented in the Consolidated balance sheets.

The following tables set forth, by level within the fair value hierarchy, the December 31 measurement date fair values of our pension plans assets relating to the George W. Prescott Company pension plan, the Times Publishing Company pension plan, the GRP, the U.K. Pension Plans, and the Newspaper Guild of Detroit Pension Plan:

Pension Plan Assets/Liabilities
In thousands
Fair value measurement as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$27,884	$4,003	$—	$31,887
Corporate common stock	537,295	—	—	537,295
Real estate	—	—	99,223	99,223
Interest in common/collective trusts:
Equities	19,191	249,890	—	269,081
Fixed income	12,435	506,586	—	519,021
Partnership/joint venture interests	—	—	149,018	149,018
Hedge funds	—	—	123,126	123,126
Derivative contracts	—	—	5	5
Total assets at fair value excluding those measured at net asset value	$596,805	$760,479	$371,372	$1,728,656
Instruments measured at net asset value using the practical expedient:
Real estate funds				10,966
Interest in common/collective trusts:
Equities				314,955
Fixed income				766,512
Partnership/joint venture interests				37,145
Other				1,202
Total assets at fair value				$2,859,436
Liabilities:
Derivative liabilities	$(634)	$(498)	$(2,008)	$(3,140)
Total liabilities at fair value	$(634)	$(498)	$(2,008)	$(3,140)

In thousands
Fair value measurement as of December 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$—	$780	$—	$780
Interest in registered investment companies				—
Equities	18,746	—	—	18,746
Fixed income	14,074	—	—	14,074
Total assets at fair value excluding those measured at net asset value	$32,820	$780	$—	$33,600
Instruments measured at net asset value using the practical expedient:
Interest in registered investment companies
Equities				15,104
Fixed income				4,357
Other				974
Total assets at fair value				$54,035

Valuation methodologies used for assets and liabilities measured at fair value are as follows:

•	Corporate stock is valued primarily at the closing price reported on the active market on which the individual securities are traded.

•
Investments in direct real estate have been valued by an independent qualified valuation professional in the U.K. using a valuation approach that capitalizes any current or future income streams at an appropriate multiplier. Investments in real estate funds are mainly valued utilizing the net asset valuations provided by the underlying private investment companies or through proprietary models with varying degrees of complexity.

•
Interests in common/collective trusts and interests in 103-12 investments are primarily equity and fixed income investments valued either through the use of a net asset value as provided monthly by the fund family or fund company or through proprietary models with varying degrees of complexity. Shares in the common/collective trusts are generally redeemable upon request.

•
Interests in registered investment companies are primarily valued using the published net asset values as quoted through publicly available pricing sources or through proprietary models with varying degrees of complexity. Additionally, the interests are redeemable on request.

•
Investments in partnerships and joint venture interests classified in Level 3 are valued based on an assessment of each underlying investment, considering items such as expected cash flows, changes in market outlook, and subsequent rounds of financing. These investments are included in Level 3 of the fair value hierarchy because exit prices tend to be unobservable and reliance is placed on the above methods. Most of the partnerships are general leveraged buyout funds, others include a venture capital fund, a fund formed to invest in special credit opportunities, an infrastructure fund and a real estate fund. Interest in partnership investments could be sold on the secondary market but cannot be redeemed. Instead, distributions are received as the underlying assets of the funds are liquidated. There are $7.0 million in unfunded commitments related to partnership/joint venture interests. One of the Plan's investments in partnerships and joint venture interests represents a limited partnership commingled fund valued using the net asset value as reported by the fund manager.

•
Investments in hedge funds consist of investments that were formed to invest in mortgage and trading opportunities and are valued at the net asset value as reported by the fund managers. Additionally, there is an investment that consists of a fund of hedge funds whose strategy is to produce a return uncorrelated with market movements. This fund is classified as a Level 3 because its valuation is derived from unobservable inputs and a proprietary assessment of the underlying investments. Shares in the hedge funds are generally redeemable twice a year or on the last business day of each quarter with at least 60 days written notice subject to a potential 5% holdback.

•
Derivatives primarily consist of forward and swap contracts. Forward contracts are valued at the spot rate, plus or minus forward points between the valuation date and maturity date. Swaps are valued at the mid-evaluation price using discounted cash flow models. Items in Level 3 are valued based on the market values of other securities for which they represent a synthetic combination.

We review appraised values, audited financial statements and additional information to evaluate fair value estimates from our investment managers or fund administrator.

The following tables set forth a summary of changes in the fair value of our pension plan assets and liabilities that are categorized as Level 3:

Level 3 Pension Plan Assets/Liabilities
In thousands
For the year ended December 31, 2019
			Actual Return on Plan Assets
	Balance at Beginning of Year	Level 3 Assets Acquired	Relating to Assets Still Held at Report Date	Relating to Assets Sold During the Period	Purchases	Sales	Settlements	Balance at End of Year
Assets:
Real estate	$—	$109,047	$(1,324)	$2,911	$—	$(11,411)	$—	$99,223
Partnership/joint venture interests	—	147,225	3,185	—	133	—	(1,525)	149,018
Hedge funds	—	121,588	1,538	—	—	—	—	123,126
Derivative contracts	—	4	1	—	—	—	—	5
Total	$—	$377,864	$3,400	$2,911	$133	$(11,411)	$(1,525)	$371,372
Liabilities:
Derivative liabilities	$—	$2,008	$—	$—	$—	$—	$—	$2,008

There were no Level 3 assets held for the year ended December 30, 2018.

There were no transfers between Levels 1 and 2 for the years ended December 31, 2019 and December 30, 2018.

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). Our assets that are measured on a nonrecurring basis are assets held for sale (Level 3), which are evaluated by using executed purchase agreements, letters of intent or third party valuation analyses when certain circumstances arise.

The non-financial assets measured at fair value on a nonrecurring basis in the accompanying Consolidated balance sheets are for Assets held for sale at December 31, 2019 and December 30, 2018 of $25.5 million and $1.9 million, respectively.

NOTE 14 — Segment reporting

We define our reportable segments based on the way the Chief Operating Decision Maker (CODM), currently the Chief Executive Officer of our operating subsidiary, manages the operations for purposes of allocating resources and assessing performance. Our reportable segments include the following:

•
Publishing, which consists of our portfolio of local, regional, national, and international newspaper publishers. The results of this segment include local, classified, and national advertising revenues consisting of both print and digital advertising, circulation revenues from the distribution of our publications on our digital platforms, home delivery of our publications, single copy sales, and other revenues from commercial printing and distribution arrangements. The Publishing reportable segment is an aggregation of two operating segments: Domestic Publishing and the U.K.

•
Marketing Solutions, which is comprised of our digital marketing solutions subsidiaries ReachLocal and UpCurve. The results of this segment include advertising and marketing services revenues through multiple services including search advertising, display advertising, search optimization, social media, website development, web presence products, and software-as-a-service solutions.

In addition to the above operating segments, we have a corporate and other category that includes activities not directly attributable to a specific segment. This category primarily consists of broad corporate functions and includes legal, human resources, accounting, finance, and marketing as well as other general business costs.

In the ordinary course of business, our reportable segments enter into transactions with one another. While intersegment transactions are treated like third-party transactions to determine segment performance, the revenues and expenses recognized by the segment that is the counterparty to the transaction are eliminated in consolidation and do not affect consolidated results.

The CODM uses adjusted EBITDA to evaluate the performance of the segments and allocate resources. Adjusted EBITDA is a non-GAAP financial performance measure we believe offers a useful view of the overall operation of our businesses and may be different than similarly-titled non-GAAP financial measures used by other companies. We define Adjusted EBITDA as net income (loss) from continuing operations attributable to Gannett before (1) income tax expense (benefit), (2) interest expense, (3) gains or losses on early extinguishment of debt, (4) non-operating items, primarily pension costs, (5) depreciation and amortization, (6) integration and reorganization costs, (7) impairment of long-lived assets, (8) goodwill and intangible impairments, (9) net loss (gain) on sale or disposal of assets, (10) non-cash compensation, (11) acquisition costs, and (12) certain other non-recurring charges.

Management considers adjusted EBITDA to be the appropriate metric to evaluate and compare the ongoing operating performance of our segments on a consistent basis across reporting periods as it eliminates the effect of items which we do not believe are indicative of each segment's core operating performance.

The following table presents our segment information:

in thousands	Publishing	Marketing Solutions	Corporate and Other	Intersegment Eliminations	Consolidated
2019
Advertising and marketing services - external sales	$819,046	$131,003	$2,595	$—	$952,644
Advertising and marketing services - intersegment sales	78,539	—	—	(78,539)	—
Circulation	704,811	—	31	—	704,842
Commercial printing and other	190,256	18,239	1,928	—	210,423
Total revenues	$1,792,652	$149,242	$4,554	$(78,539)	$1,867,909

Adjusted EBITDA	$268,916	$(3,279)	$(41,766)	$—	$223,871

2018
Advertising and marketing services - external sales	$704,945	$80,086	$1,546	$—	$786,577
Advertising and marketing services - intersegment sales	68,089	—	—	(68,089)	—
Circulation	574,961	—	2	—	574,963
Commercial printing and other	147,129	15,785	1,570	—	164,484
Total revenues	$1,495,124	$95,871	$3,118	$(68,089)	$1,526,024

Adjusted EBITDA	$220,415	$(6,404)	$(33,718)	$—	$180,293

2017
Advertising and marketing services - external sales	$666,907	$58,102	$995	$—	$726,004
Advertising and marketing services - intersegment sales	47,221	—	—	(47,221)	—
Circulation	474,320	—	4	—	474,324
Commercial printing and other	126,562	13,172	1,942	—	141,676
Total revenues	$1,315,010	$71,274	$2,941	$(47,221)	$1,342,004

Adjusted EBITDA	$216,482	$(11,463)	$(39,728)	$—	$165,291

The following table presents our reconciliation of adjusted EBITDA to net income:

	2019	2018	2017
in thousands
Net income (loss) attributable to Gannett (GAAP basis)	$(119,842)	$18,196	$(915)
Income tax expense (benefit)	(85,994)	1,912	481
Interest expense	63,660	36,072	30,476
Loss on early extinguishment of debt	6,058	2,886	4,767
Other non-operating items, net	(9,511)	(1,554)	(776)
Depreciation and amortization	111,882	84,791	74,394
Integration and reorganization costs	47,401	15,011	8,903
Acquisition costs	60,618	2,651	1,975
Impairment of long-lived assets	3,009	1,538	7,142
Goodwill and mastheads impairment	100,743	—	27,448
Net (gain) loss on sale or disposal of assets	4,723	(3,971)	(1,649)
Non-cash compensation	11,324	3,156	3,135
Other items	29,800	19,605	9,910
Adjusted EBITDA (non-GAAP basis)	$223,871	$180,293	$165,291

Asset information by segment is not a key measure of performance used by the CODM. Accordingly, we have not disclosed asset information by segment. Additionally, equity income in unconsolidated investees, net, interest expense, other non-operating items, net, and provision for income taxes, as reported in the consolidated financial statements, are not part of operating income and are primarily recorded at the corporate level.

NOTE 15 — Quarterly statements of income (unaudited)

Selected unaudited financial data for each quarter of the last two fiscal years is presented as follows:

in thousands, except per share amounts	Quarter Ended
	March 31	June 30	September 29	December 31
Year Ended December 31, 2019
Revenues	$387,599	$404,387	$376,649	$699,274
Operating income (loss)	(1,435)	12,173	(1,942)	(155,773)
Income (loss) before income taxes	(11,309)	2,272	(11,742)	(186,405)
Net income (loss) attributable to Gannett *	(9,106)	2,815	(18,463)	(95,088)
Earnings (loss) per share - Basic	(0.15)	0.05	(0.31)	(1.05)
Earnings (loss) per share - Diluted	(0.15)	0.05	(0.31)	(1.05)
* Net income (loss) figures per the table above were impacted by the following:

• Net loss for the first quarter of 2019 includes integration and reorganization costs of $4.1 million, acquisition costs of $0.8 million, and impairment of long-lived assets of $1.2 million.
• Net loss for the second quarter of 2019 includes integration and reorganization costs of $3.2 million, acquisition costs of $2.4 million, and impairment of long-lived assets of $1.3 million.
• Net income for the third quarter of 2019 includes integration and reorganization costs of $2.2 million, and acquisition costs of $12.2 million.
• Net loss for the fourth quarter of 2019 includes integration and reorganization costs of $37.9 million, acquisition costs of $45.3 million, goodwill and mastheads impairment of $100.7 million, and impairment of long-lived assets of $0.5 million.

in thousands, except per share amounts	Quarter Ended
	April 1	July 1	September 30	December 30
Year Ended December 30, 2018
Revenues	$340,765	$388,801	$380,419	$416,039
Operating income (loss)	7,051	23,314	2,570	25,204
Income (loss) before income taxes	(781)	14,652	(6,112)	12,260
Net income (loss) attributable to Gannett *	(665)	11,706	(6,105)	13,260
Earnings (loss) per share - Basic	(0.01)	0.20	(0.10)	0.22
Earnings (loss) per share - Diluted	(0.01)	0.20	(0.10)	0.22
* Net income (loss) figures per the table above were impacted by the following:

• Net loss for the first quarter of 2018 includes integration and reorganization costs of $2.4 million and acquisition costs of $0.6 million.
• Net income for the second quarter of 2018 includes integration and reorganization costs of $1.7 million and acquisition costs of $0.7 million.
• Net loss for the third quarter of 2018 includes integration and reorganization costs of $9.1 million, acquisition costs of $0.6 million, and impairment of long-lived assets of $1.1 million.
• Net income for the fourth quarter of 2018 includes integration and reorganization costs of $1.8 million, acquisition costs of $0.8 million, and impairment of long-lived assets of $0.4 million.
NOTE 16 — Related party transactions

As of December 31, 2019, the Company's manager, FIG LLC (the "Manager"), which is an affiliate of Fortress Investment Group LLC ("Fortress"), and its affiliates owned approximately 4% of the Company’s outstanding stock and approximately 40% of the Company’s outstanding warrants. The Manager or its affiliates hold 6,068,075 stock options of the Company’s stock as of December 31, 2019. During the years ended December 31, 2019, December 30, 2018 and December 31, 2017, Fortress and its affiliates were paid $1.0 million, $1.0 million, and $1.0 million in dividends, respectively.

The Company's Chief Executive Officer is an employee of Fortress (or one of its affiliates), and his salary is paid by Fortress (or one of its affiliates).

Amended and Restated Management Agreement

On November 26, 2013, New Media entered into a management agreement (as amended and restated, "the Management Agreement") with FIG LLC ("the Manager"), an affiliate of Fortress, pursuant to which the Manager managed the operations of New Media. New Media paid the Manager an annual management fee equal to 1.50% of New Media’s Total Equity (as defined in the Management Agreement), and the Manager was eligible to receive incentive compensation.

On August 5, 2019, in connection with the execution of the Legacy Gannett acquisition agreement, the Company and the Manager entered into the Amended and Restated Management and Advisory Agreement (the “Amended Management Agreement”). Effective upon the consummation of the acquisition on November 19, 2019, the Amended Management Agreement replaced the Management Agreement. The Amended Management Agreement (i) establishes a termination date for the Manager’s services of December 31, 2021, in lieu of annual renewals of the term; (ii) reduces the “incentive fee” payable under the Amended Management Agreement from 25% to 17.5% for the remainder of the term; (iii) reduces by 50% the number of options that would otherwise be issuable in connection with the issuance of shares as consideration for the acquisition, and imposes a premium on the exercise price; (iv) eliminates the Manager’s right to receive options in connection with future equity raises by the Company; and (v) eliminates certain payments otherwise due at or after the end of the term of the prior management agreement.

In connection with entering into the Amended Management Agreement and the occurrence of the consummation of the acquisition, the Company issued to the Manager 4,205,607 shares of Company Common Stock and granted to the Manager options to acquire 3,163,264 shares of Company Common Stock. The Manager is restricted from selling the issued shares until the expiration of the Amended Management Agreement, or otherwise upon a change in control and certain other extraordinary events. The options will have an exercise price of $15.50 and become exercisable upon the first trading day immediately following the first 20 consecutive trading day period in which the closing price of the Company Common Stock (on its principal U.S. national securities exchange) is at or above $20 per share (subject to adjustment) and also upon a change in control and certain other extraordinary events.

Upon expiration of the term of the Amended Management Agreement, the Manager will cease providing external management services to the Company, and the Manager will no longer be the employer of the person serving in the role of Chief Executive Officer of the consolidated company.

The following table provides the management and incentive fees recognized and paid to the Manager for the years ended December 31, 2019, December 30, 2018, and December 31, 2017:

	Year Ended
In thousands	December 31, 2019	December 30, 2018	December 31, 2017
Management fee expense	$10,992	$10,674	$10,622
Incentive fee expense	4,067	11,143	11,654
Management fees paid	11,078	9,619	11,349
Incentive fees paid	6,675	14,129	9,195
Reimbursement for expenses	2,905	2,501	1,567

The Company had an outstanding liability for all Management Agreement related fees of $6.5 million and $10.7 million at December 31, 2019 and December 30, 2018, respectively, included in accrued expenses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that, which the exception of matters discussed below, our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management's Report on Internal Control Over Financial Reporting

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

Under the supervision of our Chief Executive Officer and our Chief Financial Officer and with the participation of management, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework” (the “COSO” criteria) issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on management’s assessment using these criteria, we concluded that, as of December 31, 2019, there was a material weakness in our internal control over financial reporting related to the revenue recognition process as further described below.

Management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Gannett Media Corp. and other 2019 acquisitions which are included in the 2019 consolidated financial statements of Gannett Co., Inc. In connection with these acquisitions, we began consolidating the results of these entities, which represented approximately 67% of total assets at December 31, 2019 and 16% of total revenue for the year ended December 31, 2019. Due to the timing of these acquisitions and as permitted by SEC guidance, management excluded Gannett Media Corp. and the other 2019 acquisitions from its December 31, 2019 assessment of internal control over financial reporting.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis. With respect to the aforementioned material weakness in the revenue recognition process, the Company did not maintain effective controls due to the aggregation of control deficiencies related to inadequate manual preventative and detective controls and information technology general controls. The material weakness described above did not result in a material misstatement to the Company’s consolidated financial statements for any period in the three-year period ended December 31, 2019. These deficiencies also contributed to control deficiencies identified in related accounts receivable and deferred revenue. Notwithstanding the identified material weakness, management, including our Chief Executive Officer and Chief Financial Officer, believes the consolidated financial statements included in this Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. GAAP.

These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore we concluded that the deficiencies represent a material weakness in the Company’s internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by the Company’s independent registered public accounting firm, Ernst & Young LLP. Their assessment is included in the accompanying Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.

Remediation Plan

We continue to strengthen our internal control over financial reporting and are committed to ensuring that such controls are designed and operating effectively. We are implementing process and control improvements to address the above material weakness that includes steps to increase dedicated personnel, improve reporting processes, and enhance related supporting technology. We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the material weakness are remediated as soon as possible.

We expect the implementation of our remediation plan will result in significant improvements to the overall internal control environment over financial reporting.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Gannett Co., Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Gannett Co., Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Gannett Co., Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Gannett Media Corp and other 2019 acquisitions, which is included in the 2019 consolidated financial statements of the Company and constituted 67% of total assets as of December 31, 2019 and 16% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Gannett Media Corp and other 2019 acquisitions.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to the Company’s revenue recognition process.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and December 30, 2018, the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and this report does not affect our report dated March 2, 2020, which expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Tysons, Virginia

March 2, 2020

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information captioned "The Nominees," "Audit Committee," and "Nominating and Public Responsibility Committee" under the heading "PROPOSAL 1 – ELECTION OF DIRECTORS" and the information under the headings "ETHICS POLICY" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in our 2020 proxy statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information under the headings "EXECUTIVE COMPENSATION," "DIRECTOR COMPENSATION," "OUTSTANDING DIRECTOR EQUITY AWARDS AT FISCAL YEAR-END," "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" and "RELATED TRANSACTIONS" in our 2020 proxy statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information captioned "EQUITY COMPENSATION PLAN INFORMATION" and "SECURITIES BENEFICIALLY OWNED BY DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL STOCKHOLDERS" in our 2020 proxy statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information captioned "Director Independence" under the heading "PROPOSAL 1 – ELECTION OF DIRECTORS" and the information under the headings "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" and "RELATED TRANSACTIONS" in our 2020 proxy statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the heading "PROPOSAL 2 - RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM" in our 2020 proxy statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules and Exhibits.
(1)Financial Statements.
As listed in the Index to Financial Statements and Supplementary Data on page 60.
(2)Financial Statement Schedules.
All schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.
(3)Exhibits.

Exhibit Number	Exhibit	Location

2.5	Agreement and Plan of Merger, dated as of August 5, 2019, by and among New Media Investment Group Inc., Gannett Co., Inc., Artic Holdings LLC and Artic Acquisition Corp.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed August 6, 2019.
2.6	First Amendment to Agreement and Plan of Merger, dated as of October 29, 2019, by and among New Media Investment Group Inc., Gannett Co., Inc., Artic Holdings LLC and Artic Acquisition Corp.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed October 30, 2019.
3.1	Amended and Restated Certificate of Incorporation of the Company.	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed August 2, 2018.
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed November 20, 2019.
3.3	Amended and Restated Bylaws of the Company.	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed November 20, 2019.
4.1	Indenture (including Form of Note) with respect to 4.750% Convertible Senior Notes due 2024, dated as of April 9, 2018, between Gannett Co., Inc. and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to Legacy Gannett’s Current Report on Form 8-K, filed April 9, 2018.
4.2	First Supplemental Indenture, dated as of November 19, 2019, by and among Gannett Co. Inc., New Media Investment Group Inc., and U.S. Bank National Association.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed November 20, 2019.
4.3	Form of Registration Rights Agreement between New Media Investment Group Inc. and Omega Advisors, Inc.	Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form 10/A (File No. 001-36097), filed November 8, 2013.
4.4	Registration Rights Agreement, dated as of November 19, 2019, by and among New Media Investment Group Inc. and Certain Stockholders.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 20, 2019.
4.5	Global Warrant Certificate of New Media Investment Group Inc. (amended)	Included in Exhibit 10.32.
4.6	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934.	Filed herewith.
10.1
Credit Agreement, dated as of November 19, 2019, by and among Gannett Co., Inc., Gannett Holdings LLC, each person listed as a guarantor on the signature pages thereto, the lenders from time to time party thereto and Cortland Capital Market Services LLC, as collateral agent and administrative agent.

Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 20, 2019.
10.2	Amended and Restated Management and Advisory Agreement, dated August 5, 2019, between New Media Investment Group Inc. and FIG LLC.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 6, 2019.
10.3	2020 Omnibus Incentive Compensation Plan, adopted as of February 26, 2020	Filed herewith.
10.4	Form of Nonqualified Stock Option Agreement between New Media Investment Group Inc. and Fortress Operating Entity I LP.*	Incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K, filed March 19, 2014.
10.5	Form of Nonqualified Stock Option Agreement between New Media Investment Group Inc. and Fortress Operating Entity I LP.	Included in Exhibit 10.2

10.6	2015 Omnibus Incentive Compensation Plan.*	Incorporated by reference to Exhibit 4.1 to Legacy Gannett’s Registration Statement on Form S-3, filed June 29, 2015.
10.7	Amendment No. 1 to 2015 Omnibus Incentive Compensation Plan.*	Incorporated by reference to Exhibit 10.1 to Legacy Gannett’s Current Report on Form 8-K, filed May 11, 2017.
10.8	Amendment No. 2 to 2015 Omnibus Incentive Compensation Plan.*	Incorporated by reference to Exhibit 10.1 to Legacy Gannett’s Current Report on Form 8-K, filed May 9, 2018.
10.9	Form of Executive Officer Restricted Stock Unit Award Agreement (2019).*	Incorporated by reference to Exhibit 10.1 to Legacy Gannett’s Current Report on Form 8-K, filed December 12, 2018.
10.10	Form of Executive Officer Performance Share Unit Award Agreement (2019).*	Incorporated by reference to Exhibit 10.2 to Legacy Gannett’s Current Report on Form 8-K, filed December 12, 2018.
10.11	Form of Executive Officer Performance Unit Award Agreement (2019).*	Incorporated by reference to Exhibit 10.3 to Legacy Gannett’s Current Report on Form 8-K, filed December 12, 2018.
10.12	2015 Change in Control Severance Plan, as amended.	Incorporated by reference to Exhibit 10.3 to Legacy Gannett’s Quarterly Report on Form 10-Q, filed August 3, 2017.
10.13	Amended and Restated Executive Severance Plan, effective as of December 7, 2018.	Incorporated by reference to Exhibit 10.58 to Legacy Gannett’s Annual Report on Form 10-K, filed on February 27, 2019.
10.14	Offer Letter of Employment, dated August 4, 2019, by and between Gannett Co., Inc. and Paul J. Bascobert.	Incorporated by reference to Exhibit 10.1 to Legacy Gannett’s Current Report on Form 8-K, filed August 6, 2019.
10.15	Transition Services Agreement, dated as of January 6, 2020, by and between Gannett Co. Inc. and Allison K. Engel.*	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 8, 2020.
10.16	Employment Retention Agreement, dated as of January 15, 2019, by and between Gannett Co., Inc. and Alison K. Engel.*	Incorporated by reference to Exhibit 10.1 to Legacy Gannett’s Current Report on Form 8-K, filed January 18, 2019.
10.17	Amended and Restated 401(k) Savings Plan of Gannett Co. Inc. as of January 1, 2019.	Incorporated by reference to Exhibit 4.16 to the Company’s Post-Effective Amendment to Registration Statement on Form S-8 (Registration No. 333-233509), filed November 21, 2019.
10.18	Amendment No. 1 to 401(k) Savings Plan of Gannett Co. Inc. as of January 1, 2019.	Incorporated by reference to Exhibit 4.17 to the Company’s Post-Effective Amendment to Registration Statement on Form S-8 (Registration No. 333-233509), filed November 21, 2019.
10.19	2015 Deferred Compensation Plan Rules for Pre-2005 Deferrals.*	Incorporated by reference to Exhibit 10.8 to Legacy Gannett’s Current Report on Form 8-K, filed June 30, 2015.
10.20	Amendment No. 1 to 2015 Deferred Compensation Plan Rules for Pre-2005 Deferrals.*	Incorporated by reference to Exhibit 10.2 to Legacy Gannett’s Current Report on Form 8-K, filed June 6, 2017.
10.21	Amendment No. 2 to 2015 Deferred Compensation Plan Rules for Pre-2005 Deferrals.*	Incorporated by reference to Exhibit 10.2 to Legacy Gannett’s Current Report on Form 8-K, filed August 1, 2018.
10.22	Amendment No. 3 to 2015 Deferred Compensation Plan Rules for Pre-2005 Deferrals.*	Incorporated by reference to Exhibit 10.4 to Legacy Gannett’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.
10.23	Amendment No. 6 to 2015 Deferred Compensation Plan Rules for Post-2004 Deferrals.	Incorporated by reference to Exhibit 4.12 to the Company’s Post-Effective Amendment to Registration Statement on Form S-8 (Registration No. 333-233509), filed November 21, 2019.
10.24	2015 Deferred Compensation Plan Rules for Post-2004 Deferrals.*	Incorporated by reference to Exhibit 10.9 to Legacy Gannett’s Current Report on Form 8-K, filed June 30, 2015.
10.25	Amendment No. 1 to 2015 Deferred Compensation Plan Rules for Post-2004 Deferrals.*	Incorporated by reference to Exhibit 10.1 to Legacy Gannett’s Current Report on Form 8-K, filed December 2, 2016.
10.26	Amendment No. 2 to 2015 Deferred Compensation Plan Rules for Post-2004 Deferrals.*	Incorporated by reference to Exhibit 10.1 to Legacy Gannett’s Current Report on Form 8-K, filed June 6, 2017.
10.27	Amendment No. 3 to 2015 Deferred Compensation Plan Rules for Post-2004 Deferrals.*	Incorporated by reference to Exhibit 10.1 to Legacy Gannett’s Current Report on Form 8-K, filed August 1, 2018.
10.28	Amendment No. 4 to 2015 Deferred Compensation Plan Rules for Post-2004 Deferrals.*	Incorporated by reference to Exhibit 10.2 to Legacy Gannett’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.
10.29	Amendment No. 5 to 2015 Deferred Compensation Plan Rules for Post-2004 Deferrals.*	Incorporated by reference to Exhibit 10.21 to Legacy Gannett’s Annual Report on Form 10-K, filed on February 27, 2019.

10.30	Amendment No. 6 to 2015 Deferred Compensation Plan Rules for Post-2004 Deferrals.	Incorporated by reference to Exhibit 4.12 to the Company’s Post-Effective Amendment to Registration Statement on Form S-8 (Registration No. 333-233509), filed November 21, 2019.
10.31	Form of Indemnification Agreement to be entered into by New Media Investment Group Inc. with each of its executive officers and directors.	Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form 10/A (File No. 001-36097), filed November 8, 2013.
10.32	Amended and Restated Warrant Agreement dated January 15, 2014 between New Media Investment Group Inc. and American Stock & Transfer Company, LLC.	Incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-192736), filed January 28, 2014.
21.1	List of subsidiaries.	Filed herewith.
23.1	Consent of Ernst & Young LLP.	Filed herewith.
31.1	Rule 13a-14(a)/15d-14(d) Certification of Principal Executive Officer under the Securities Exchange Act of 1934.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(d) Certification of Principal Financial Officer under the Securities Exchange Act of 1934.	Filed herewith.
32.1	Section 1350 Certification of Principal Executive Officer.	Filed herewith.
32.2	Section 1350 Certification of Principal Financial Officer.	Filed herewith.
101
The following financial information from Gannett Co., Inc. Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL includes: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income and Comprehensive Income (Loss); (iii) Consolidated Statements of Cash Flows; (iv) Consolidated Statements of Equity; and (v) the Notes to Consolidated Financial Statements.
Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith.
We agree to furnish to the Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt which does not exceed 10% of our total consolidated assets.

*	Asterisks identify management contracts and compensatory plans or arrangements.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 2, 2020	GANNETT CO., INC. (Registrant)

	By:	/s/ Alison K. Engel
Alison K. Engel
Chief Financial Officer and
Chief Accounting Officer (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Dated: March 2, 2020	/s/ Michael E. Reed
Michael E. Reed
Chief Executive Officer and
President (principal executive officer)

Dated: March 2, 2020	/s/ Alison K. Engel
Alison K. Engel
Chief Financial Officer and
Chief Accounting Officer (principal financial officer)

Dated: March 2, 2020	/s/ Mayur Gupta
Mayur Gupta, Director

Dated: March 2, 2020	/s/ Theodore Janulis
Theodore Janulis, Director

Dated: March 2, 2020	/s/ John Jeffry Louis
John Jeffry Louis, Director

Dated: March 2, 2020	/s/ Maria Miller
Maria Miller, Director

Dated: March 2, 2020	/s/ Michael E. Reed
Michael E. Reed
Director, Chairman

Dated: March 2, 2020	/s/ Kevin Sheehan
Kevin Sheehan, Director

Dated: March 2, 2020	/s/ Laurence Tarica
Laurence Tarica, Director

Dated: March 2, 2020	/s/ Barbara Wall
Barbara Wall, Director