Form 10-Q
period 2020-03-31
Gannett Co., Inc.
filed 2020-05-07
CIK 1579684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-36097
___________________________
GANNETT CO., INC.
(Exact name of registrant as specified in its charter)
___________________________

Delaware			38-3910250
(State or Other Jurisdiction of Incorporation or Organization)			(I.R.S. Employer Identification No.)

7950 Jones Branch Drive,	McLean,	Virginia	22107-0910
(Address of principal executive offices)			(Zip Code)
Registrant's telephone number, including area code: (703) 854-6000.
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	GCI	The New York Stock Exchange
Preferred Stock Purchase Rights	N/A	The New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 5, 2020, the total number of shares of the registrant's Common Stock, $0.01 par value, outstanding was 132,097,487.

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

Forward-looking statements are based on management’s current expectations and beliefs and are subject to a number of known and unknown risks, uncertainties, and other factors that could lead to actual results materially different from those described in the forward-looking statements. We can give no assurance our expectations will be attained. Our actual results, liquidity, and financial condition may differ from the anticipated results, liquidity, and financial condition indicated in these forward-looking statements. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause our actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others:

•	Risks and uncertainties associated with the COVID-19 pandemic;

•	General economic and market conditions;

•	Economic conditions in the various regions of the United States;

•	The growing shift within the publishing industry from traditional print media to digital forms of publication;

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

Additional risk factors that could cause actual results to differ materially from our expectations include, but are not limited to, the risks identified by us under the heading “Risk Factors” in Item 1A of this report and the statements made in subsequent filings. Such forward-looking statements speak only as of the date they are made. Except to the extent required by law, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions, or circumstances on which any statement is based.

INDEX TO GANNETT CO., INC.
Q1 2020 FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries

Unaudited; in thousands, except share data	March 31, 2020	December 31, 2019
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$199,651	$156,042
Accounts receivable, net of allowance for doubtful accounts of $20,486 and $19,923	379,862	438,523
Inventories	47,775	55,090
Prepaid expenses and other current assets	135,608	129,460
Total current assets	762,896	779,115
Property, plant and equipment, at cost net of accumulated depreciation of $323,934 and $277,291	764,000	815,807
Operating lease assets	306,491	309,112
Goodwill	909,741	914,331
Intangible assets, net	981,966	1,012,564
Deferred income tax assets	64,387	76,297
Other assets	121,730	112,876
Total assets	$3,911,211	$4,020,102

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$449,833	$453,628
Deferred revenue	225,609	218,823
Current portion of long-term debt	—	3,300
Other current liabilities	48,832	42,702
Total current liabilities	724,274	718,453
Long-term debt	1,633,468	1,636,335
Convertible debt	3,300	3,300
Deferred tax liabilities	10,406	9,052
Pension and other postretirement benefit obligations	219,803	235,906
Long-term operating lease liabilities	293,144	297,662
Other long-term liabilities	135,864	136,188
Total noncurrent liabilities	2,295,985	2,318,443
Total liabilities	3,020,259	3,036,896
Redeemable noncontrolling interests	1,396	1,850
Commitments and contingent liabilities (See Note 12)

Equity
Common stock of $0.01 par value per share, 2,000,000,000 shares authorized, 132,715,532 issued and 132,058,367 shares outstanding at March 31, 2020; 129,386,258 issued and 128,991,544 shares outstanding at December 31, 2019	1,327	1,294
Treasury stock at cost, 657,165 and 394,714 shares at March 31, 2020 and December 31, 2019, respectively	(4,491)	(2,876)
Additional paid-in capital	1,093,705	1,090,694
Accumulated deficit	(196,110)	(115,958)
Accumulated other comprehensive income (loss)	(4,875)	8,202
Total equity	889,556	981,356
Total liabilities and equity	$3,911,211	$4,020,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited; in thousands, except share data

	Three months ended March 31,
	2020	2019
Operating revenues:
Advertising and marketing services	$487,010	$193,544
Circulation	374,723	152,165
Other	86,949	41,890
Total operating revenues	948,682	387,599
Operating expenses:
Operating costs	566,463	229,495
Selling, general and administrative expenses	299,137	129,050
Depreciation and amortization	78,024	20,923
Integration and reorganization costs	28,254	5,798
Acquisition costs	5,969	772
Impairment of long-lived assets	—	1,207
Loss on sale or disposal of assets	657	1,789
Total operating expenses	978,504	389,034
Operating loss	(29,822)	(1,435)
Non-operating (income) expense:
Interest expense	57,899	10,134
Loss on early extinguishment of debt	805	—
Other income	(16,899)	(260)
Non-operating expense	41,805	9,874
Net loss before income taxes	(71,627)	(11,309)
Provision (benefit) for income taxes	8,979	(1,954)
Net loss	(80,606)	(9,355)
Net loss attributable to redeemable noncontrolling interests	(454)	(249)
Net loss attributable to Gannett	$(80,152)	$(9,106)
Loss per share attributable to Gannett - basic	$(0.61)	$(0.15)
Loss per share attributable to Gannett - diluted	$(0.61)	$(0.15)
Dividends declared per share	$0.00	$0.38

Other comprehensive loss:
Foreign currency translation adjustments	$(14,033)	—
Pension and other postretirement benefit items:
Amortization of net actuarial gain	(14)	(30)
Other	966	—
Total pension and other postretirement benefit items	952	(30)
Other comprehensive loss before tax	(13,081)	(30)
Income tax effect related to components of other comprehensive income	4	—
Other comprehensive loss, net of tax	(13,077)	(30)
Comprehensive loss	(93,683)	(9,385)
Comprehensive loss attributable to redeemable noncontrolling interests	(454)	(249)
Comprehensive loss attributable to Gannett	$(93,229)	$(9,136)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY GANNETT CO., INC.

Unaudited; in thousands, except share data
	Common stock		Additional Paid-in Capital	Accumulated other comprehensive income (loss)	Retained Earnings (Accumulated Deficit)	Treasury stock
	Shares	Amount				Shares	Amount	Total
Three months ended March 31. 2020:
Balance as of December 31, 2019	129,386,258	$1,294	$1,090,694	$8,202	$(115,958)	394,714	$(2,876)	$981,356
Net loss	—	—	—	—	(80,152)	—	—	(80,152)
Restricted stock awards settled, net of withholdings	2,257,335	22	(9,844)	—	—	—	—	(9,822)
Restricted share grants	815,034	8	(8)	—	—	—	—	—
Other comprehensive income, net of income taxes of $4	—	—	—	(13,077)	—	—	—	(13,077)
Equity-based compensation expense	—	—	11,577	—	—	—	—	11,577
Issuance of common stock	256,905	3	1,549	—	—	—	—	1,552
Purchase of treasury stock	—	—	—	—	—	262,451	(1,615)	(1,615)
Other activity	—	—	(263)	—	—	—	—	(263)
Balance as of March 31, 2020	132,715,532	1,327	1,093,705	(4,875)	(196,110)	657,165	(4,491)	889,556

Three months ended March 31, 2019:
Balance as of December 30, 2018	60,508,249	$605	$721,605	$(6,881)	$3,767	201,963	$(1,873)	$717,223
Net income (loss)	—	—	—	—	(9,106)	—	—	(9,106)
Restricted share grants	298,202	3	(3)	—	—	—	—	—
Other comprehensive income, net of income taxes of $0	—	—	—	(30)	—	—	—	(30)
Equity-based compensation expense	—	—	1,136	—	—	—	—	1,136
Impact of adoption of ASC 842 - Leases	—	—	—	—	115	—	—	115
Purchase of treasury stock	—	—	—	—	—	51,766	(689)	(689)
Restricted share forfeiture	—	—	—	—	—	22,861	—	—
Dividends declared	—	—	(22,951)	—	—	—	—	(22,951)
Balance as of March 31, 2019	60,806,451	608	699,787	(6,911)	(5,224)	276,590	(2,562)	685,698

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Gannett Co., Inc. and Subsidiaries
Unaudited; in thousands

	Three months ended March 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(80,606)	$(9,355)
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	78,024	20,923
Facility consolidation cost	484	—
Equity-based compensation expense	11,577	1,136
Non-cash interest expense	56,160	344
Loss on sale or disposal of assets	657	1,789
Loss on early extinguishment of debt	805	—
Impairment of long-lived assets	—	1,207
Pension and other postretirement benefit obligations, net of contributions	(30,545)	(276)
Change in other assets and liabilities, net	23,933	15,974
Net cash provided by operating activities	60,489	31,742
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(37,953)
Purchase of property, plant, and equipment	(13,783)	(2,242)
Proceeds from sale of real estate and other assets	10,400	2,465
Change in other investing activities	(36)	—
Net cash used for investing activities	(3,419)	(37,730)
Cash flows from financing activities:
Repayment under term loans	(12,701)	(2,197)
Borrowing under revolving credit facility	—	54,400
Repayments under revolving credit facility	—	(46,400)
Payments for employee taxes withheld from stock awards	(1,615)	(689)
Payment of dividends	—	(23,245)
Changes in other financing activities	(363)	—
Net cash used for financing activities	(14,679)	(18,131)
Effect of currency exchange rate change on cash	1,554	—
Increase (decrease) in cash and cash equivalents and restricted cash	43,945	(24,119)
Balance of cash, cash equivalents, and restricted cash at beginning of period	188,664	52,770
Balance of cash, cash equivalents, and restricted cash at end of period	$232,609	$28,651

Supplemental cash flow information:
Cash paid for taxes, net of refunds	$(2,036)	$13
Cash paid for interest	$551	$12,756
Non-cash investing and financing activities:
Accrued capital expenditures	$1,292	$294
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — Basis of presentation and summary of significant accounting policies

Description of business: Gannett Co., Inc. ("we", "us", "our", or the "Company") is an innovative, digitally focused media and marketing solutions company committed to fostering the communities in our network and helping them build relationships with their local businesses. On November 19, 2019, New Media Investment Group Inc. ("Legacy New Media") completed its acquisition of Gannett ("Legacy Gannett"), which retained the name Gannett Co., Inc. and trades on the New York Stock Exchange under the ticker symbol "GCI".

Our current portfolio of media assets includes USA TODAY, local media organizations in 46 states in the U.S. and Guam, and Newsquest (a wholly owned subsidiary operating in the United Kingdom (the "U.K.") with more than 140 local media brands). Gannett also owns the digital marketing services companies ReachLocal, Inc. ("ReachLocal"), UpCurve, Inc. ("UpCurve"), and WordStream, Inc. ("WordStream") and runs the largest media-owned events business in the U.S.

Through USA TODAY, our local property network, and Newsquest, Gannett delivers high-quality, trusted content where and when consumers want to engage on virtually any device or platform. Additionally, the Company has strong relationships with thousands of local and national businesses in both our U.S. and U.K. markets due to our large local and national sales forces and a robust advertising and marketing solutions product suite. The Company reports in two segments: Publishing and Marketing Solutions. A full description of our segments is included in Note 14 — Segment reporting of the notes to the consolidated financial statements.

COVID-19 Pandemic: The newspaper industry and the Company have experienced declining same-store revenue and profitability over the past several years and these industry trends are expected to continue in the future. Additionally, during the first quarter of 2020, the Company experienced additional revenue and profitability declines in connection with the COVID-19 global pandemic. More specifically, during March 2020, the Company began to experience decreased demand for its advertising and digital marketing services as well as reductions in the single copy and commercial distribution of its newspapers. At this point, the Company’s newspaper production operations have not been significantly impacted and the vast majority of the Company’s employees are currently working remotely. The Company currently expects that the COVID-19 global pandemic will have a significant negative impact, in the near-term, on the Company’s business and results of operations and such impact may be material. Longer-term, the impact of the COVID-19 pandemic on the Company’s business and results of operations will depend on the severity and length of the pandemic, the duration and extent of the mitigation measures and governmental actions designed to combat the pandemic, as well as the changes in customer behavior as a result of the pandemic, all of which are highly uncertain. As a result, the Company has implemented, and continues to implement, measures to reduce costs and preserve cash flow. These measures include suspension of the quarterly dividend, employee furloughs, decreases in employee compensation, as well as reductions in discretionary spending. In addition, the Company is continuing with its previously disclosed plan to monetize non-core assets. The Company believes these initiatives along with cash on hand and cash provided by operating activities will provide it with sufficient cash flow to enable the Company to meet its commitments. However, these measures may not be sufficient to fully offset the negative impact of the COVID-19 pandemic on the Company's business and results of operations.

Basis of presentation: Our condensed consolidated financial statements are unaudited; however, in the opinion of management, they contain all of the adjustments (consisting of those of a normal, recurring nature) considered necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles (U.S. GAAP) applicable to interim periods. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company consolidates entities that it controls due to ownership of a majority voting interest. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Use of estimates: The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and footnotes thereto. Actual results could differ from those estimates. The COVID-19 pandemic has caused increased uncertainty in estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements.

Examples of significant estimates include pension and postretirement benefit obligation assumptions, income taxes, leases, self-insurance liabilities, goodwill impairment analysis, stock-based compensation, business combinations and valuation of property, plant and equipment and intangible assets. Actual results could differ from those estimates.

Fiscal period: Starting in 2019 and subsequent to our acquisition of Legacy Gannett, our fiscal periods coincide with the
Gregorian calendar. In periods prior to the acquisition, our fiscal periods ended on the last Sunday of the calendar month. Our fiscal period for the first quarter of 2019 was March 31, 2019.

Advertising and marketing services revenues: Pursuant to our acquisition of Legacy Gannett, we realigned the presentation of marketing services revenues generated by our UpCurve subsidiary from other revenues to advertising and marketing services revenue on the Condensed consolidated statements of operations and comprehensive income. As a result of this updated presentation, advertising and marketing services revenues increased and other revenues decreased $14.9 million for the three months ended March 31, 2019. Operating revenues, net income, retained earnings, and earnings per share remained unchanged.

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

Cash and cash equivalents, including restricted cash: Cash equivalents represent highly liquid certificates of deposit which have original maturities of three months or less. Restricted cash is held as cash collateral for certain business operations. Restricted cash primarily consists of funding for letters of credit, cash held in an irrevocable grantor trust for our deferred compensation plans and cash held with banking institutions for insurance plans. The restrictions will lapse when benefits are paid to plan participants and their beneficiaries as specified in the plans.
The following table presents a reconciliation of cash, cash equivalents, and restricted cash

	March 31,
In thousands	2020	2019
Cash and cash equivalents	$199,651	$24,597
Restricted cash included in other current assets	11,028	4,054
Restricted cash included in investments and other assets	21,930	—
Total cash, cash equivalents, and restricted cash	$232,609	$28,651

New accounting pronouncements adopted: The following are new accounting pronouncements that we adopted in the first three months of 2020:

Financial Instruments—Credit Losses: In June 2016, the Financial Accounting Standards Board ("FASB") issued new guidance which amends the principles around the recognition of credit losses by mandating entities incorporate an estimate of current expected credit losses when determining the value of certain assets. The guidance also amends reporting around allowances for credit losses on available-for-sale marketable securities. This guidance is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. Adopting this guidance did not have a material impact on our consolidated financial statements, refer to Note 4 — Accounts receivable, net for further details.

Intangibles—Internal Use Software: In August 2018, the FASB issued new guidance which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. This guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period. The guidance can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. This guidance was adopted prospectively and did not have a material impact on our consolidated financial statements. Capitalized costs are recognized within prepaid expenses and other current assets or other assets within the consolidated balance sheet.

Fair Value Measurement—Disclosure Framework: In August 2018, the FASB issued new guidance that changes disclosure requirements related to fair value measurements as part of the disclosure framework project. The disclosure framework project aims to improve the effectiveness of disclosures in the notes to the financial statements by focusing on requirements that clearly communicate the most important information to users of the financial statements. This guidance is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. Adopting this guidance did not have a material impact on our consolidated financial statements.

New accounting pronouncements not yet adopted: The following are new accounting pronouncements that we are evaluating for future impacts on our financial statements:

Compensation—Retirement Plans: In August 2018, the FASB issued new guidance that changes disclosures related to defined benefit pension and other postretirement benefit plans as part of the disclosure framework project. This guidance is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We are evaluating the provisions of the updated guidance and assessing the impact on our consolidated financial statements.

Simplifying the Accounting for Income Taxes: In December 2019, the FASB issued new guidance that simplifies the accounting for income taxes. The guidance amends the rules for recognizing deferred taxes for investments, performing intraperiod tax allocations and calculating income taxes in interim periods. It also reduces complexity in certain areas, including accounting for transactions that result in a step-up in the tax basis of goodwill and allocating taxes to members of a consolidated group. This guidance is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We are evaluating the provisions of the updated guidance and assessing the impact on our consolidated financial statements.

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

The Company’s Condensed consolidated statements of operations and comprehensive income presents revenues disaggregated by revenue type. Sales taxes and other usage-based taxes are excluded from revenues. The following table presents our revenues disaggregated by source:

	Three months ended March 31,
In thousands	2020	2019
Print advertising	$267,842	$150,900
Digital advertising and marketing services	219,168	42,644
Total advertising and marketing services	487,010	193,544
Circulation	374,723	152,165
Other	86,949	41,890
Total revenues	$948,682	$387,599

Approximately 7% of our quarter to date revenues were generated from international locations.

Deferred revenue: The Company records deferred revenues when cash payments are received in advance of the Company’s performance obligation. The most significant unsatisfied performance obligation is the delivery of publications to subscription customers. The Company expects to recognize the revenue related to unsatisfied performance obligations over the next three to twelve months in accordance with the terms of the subscriptions.

The Company's payment terms vary by the type and location of the customer and the products or services offered. The period between invoicing and when payment is due is not significant. For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.

The following table presents changes in the deferred revenue balance for the three months ended March 31, 2020 by type of revenue:

In thousands	Advertising, Marketing Services, and Other	Circulation	Total
Beginning balance	$67,543	$151,280	$218,823
Cash receipts	86,918	307,502	394,420
Revenue recognized	(79,467)	(308,167)	(387,634)
Ending balance	$74,994	$150,615	$225,609

The Company’s primary source of deferred revenue is from circulation subscriptions paid in advance of the service provided. The majority of our subscription customers are billed and pay on monthly terms, but subscription periods can last between one and twelve months. The remaining deferred revenue balance relates to advertising and marketing services and other revenue.

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

As of March 31, 2020, our Condensed consolidated balance sheets include $306.5 million of operating lease right-to use assets, $45.3 million of short-term operating lease liabilities included in Other current liabilities, and $293.1 million of long-term operating lease liabilities.

The components of lease expense were as follows:

	Three months ended March 31,
In thousands	2020	2019
Operating lease cost (a)	$23,884	$8,105
Short-term lease cost, excluding expenses relating to leases with a lease term of one month or less	3,142	764
Net lease cost	$27,026	$8,869
(a) Includes variable lease costs of $4.3 million and $0.5 million, respectively, and sublease income of $1.1 million and $0.5 million, respectively, for the three months ended March 31, 2020 and 2019.

Future minimum lease payments under non-cancellable leases as of March 31, 2020 are as follows:

In thousands	Year ended December 31, (a)
2020 (excluding the three months ended March 31, 2020)	$61,202
2021	78,444
2022	71,330
2023	58,724
2024	51,955
Thereafter	235,267
Total future minimum lease payments	556,922
Less: Imputed interest	218,441
Total	$338,481
(a) Operating lease payments exclude $8.7 million of legally binding minimum lease payments for leases signed but not yet commenced.

Other information related to leases were as follows:

	Three months ended March 31,
In thousands, except lease term and discount rate	2020	2019
Supplemental information
Cash paid for amounts included in the measurement of operating lease liabilities	$16,771	$6,317
Right-of-use assets obtained in exchange for operating lease obligations	1,238	4,098

	As of March 31,
	2020	2019
Weighted-average remaining lease term (in years)	8.1	9.0
Weighted-average discount rate	12.45%	10.67%

NOTE 4 — Accounts receivable, net

The Company performs its evaluation of the collectability of trade receivables based on customer category. For example, trade receivables from individual subscribers to our publications are evaluated separately from trade receivables related to advertising customers. For advertising trade receivables, the Company applies a "black motor formula" methodology as the baseline to calculate the allowance for doubtful accounts. The reserve percentage is calculated as a ratio of total net bad debts (less write-offs less recoveries) for the prior three year period to total outstanding trade accounts receivable for the same three year period. The calculated reserve percentage by customer category is applied to the consolidated gross advertising receivable balance, irrespective of aging. In addition, each category has specific reserves for at risk accounts that vary based on the nature of the underlying trade receivables. Due to the short-term nature of our circulation receivables, the Company reserves all receivables aged over 90 days.

The following table presents changes in the allowance for doubtful accounts for the three months ended March 31, 2020:

In thousands
Beginning balance	$19,923
Current period provision	5,143
Write-offs charged against the allowance	(5,347)
Recoveries of amounts previously written-off	918
Foreign currency	(151)
Ending balance	$20,486

Each category considers current economic, industry and customer specific conditions relative to their respective operating environments in the incremental allowances recorded related to high-risk accounts, bankruptcies, receivables in repayment plan and other aging specific reserves. As a result of this analysis, the Company adjusts specific reserves and the amount of allowable credit as appropriate. The collectability of trade receivables related to advertising, marketing services and other customers depends on a variety of factors, including trends in the local and general economic conditions that affect our customers' ability to pay. The advertisers in our newspapers and other publications and related websites are primarily retail businesses that can be significantly affected by regional or national economic downturns and other developments that may impact our ability to collect on the related receivables. Similarly, while circulation revenues related to individual subscribers are primarily prepaid, changes in economic conditions may also affect our ability to collect on amounts owed from single copy circulation customers.

For the three months ended March 31, 2020 and 2019, the Company recorded $5.1 million and $2.1 million in bad debt expense, included in Selling, general and administrative expenses on the Condensed consolidated statements of operations and comprehensive income. We did not record any one-time adjustments as a result of adopting the new guidance on credit losses.

NOTE 5 — Acquisitions

2019 Acquisitions

The Company acquired substantially all the assets, properties, and business of Legacy Gannett on November 19, 2019. The acquisition, which included the USA TODAY NETWORK (made up of USA TODAY and 109 local media organizations in 46 states in the U.S. and Guam, including digital sites and affiliates), ReachLocal, Inc. ("ReachLocal"), a marketing solutions company, and Newsquest (a wholly owned subsidiary of Legacy Gannett operating in the U.K. with more than 140 local media brands), was completed for an aggregate purchase price of $1.3 billion. The acquisition was financed from the Apollo term loan facility as described in Note 8 — Debt and the issuance of common stock to Legacy Gannett shareholders. The rationale for the acquisition was primarily the attractive nature of the various publications, businesses, and digital platforms as well as the estimated cash flows and cost-saving and revenue-generating opportunities.

The allocation of the purchase price is preliminary pending the finalization of certain acquired intangibles, deferred income taxes, and assumed income and non-income based tax liabilities. The following table summarizes the preliminary determination of fair values of the assets and liabilities for the Legacy Gannett acquisition. There were no material measurement period adjustments recorded during the three months ended March 31, 2020.

In thousands
Cash and restricted cash acquired	$149,452
Current assets	383,965
Other assets	97,459
Property, plant, and equipment	536,511
Operating lease assets	200,550
Developed technology	47,770
Advertiser relationships	272,740
Subscriber relationships	104,490
Other customer relationships	63,820
Trade names	16,470
Mastheads	97,340
Goodwill	645,046
Total assets	2,615,613
Current liabilities	513,752
Long-term liabilities	787,019
Total liabilities	1,300,771
Net assets	$1,314,842

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

The following table summarizes the determination of fair values of the assets and liabilities for the aforementioned acquisitions. As of March 31, 2020, the Company finalized the fair values of $34.2 million in net assets included in the table below:

in thousands
Cash acquired	$323
Current assets	9,320
Other assets	950
Property, plant and equipment	20,492
Non-compete agreements	280
Advertiser relationships	2,357
Subscriber relationships	1,457
Other customer relationships	1,323
Software	140
Trade names	299
Mastheads	2,896
Goodwill	20,850
Total assets	60,687
Current liabilities assumed	11,961
Long-term liabilities assumed	463
Total liabilities	12,424
Minority interest	$1,651
Net assets	$46,612

Pro forma information: The following table sets forth unaudited pro forma results of operations assuming the Legacy Gannett acquisition, along with transactions necessary to finance the acquisition, occurred at the beginning of 2019:

Three months ended
In thousands; unaudited	March 31, 2019
Total revenues	$1,049,988
Net loss	(53,808)
Earnings per share - diluted	$(0.44)

This pro forma financial information is based on historical results of operations, adjusted for the allocation of the purchase price and other acquisition accounting adjustments, and is not necessarily indicative of what our results would have been had we operated the businesses from the beginning of the periods presented. The pro forma adjustments reflect depreciation expense and amortization of intangibles related to the fair value adjustments of the assets acquired, additional interest expense related to the financing of the transactions, the elimination of acquisition-related costs, and the related tax effects of the adjustments.

NOTE 6 — Goodwill & Intangible Assets
Goodwill and intangible assets consisted of the following:

	March 31, 2020
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Advertiser relationships	$532,266	$88,448	$443,818
Other customer relationships	109,333	17,454	91,879
Subscriber relationships	259,391	52,172	207,219
Other intangible assets	76,552	15,210	61,342
Total	$977,542	$173,284	$804,258
Non-amortized intangible assets:
Goodwill	$909,741
Mastheads	177,708
Total	$1,087,449

	December 31, 2019
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Advertiser relationships	$534,161	$75,363	$458,798
Other customer relationships	109,674	14,303	95,371
Subscriber relationships	259,391	44,878	214,513
Other intangible assets	76,552	11,229	65,323
Total	$979,778	$145,773	$834,005
Non-amortized intangible assets:
Goodwill	$914,331
Mastheads	178,559
Total	$1,092,890

The Company’s annual impairment assessment is made on the last day of its fiscal second quarter. In addition to the annual impairment test, the Company is required to regularly assess whether a triggering event has occurred which would require interim impairment testing.
As of March 31, 2020, the Company performed a review of potential impairment indicators. In connection with its review, the Company noted that the market capitalization of the Company declined significantly during the three months ended March 31, 2020 and there was widespread stock-market volatility, resulting from the COVID-19 pandemic. Although the Company expects its near-term operating results to be negatively impacted as a result of the COVID-19 pandemic, its overall financial forecasts have not changed materially from the financial forecasts used in the Company’s year-end impairment assessment. As a result, the Company concluded that it was not more likely than not that the fair value of our reporting units is less than carrying value. The Company reached a similar conclusion for its indefinite-lived intangible assets, which consist of mastheads.

The Company considered the current and expected future economic and market conditions and the impact on the fair value of each of the reporting units. The most significant assumptions utilized in the determination of the estimated fair values include revenue and EBITDA projections, discount rates and long-term growth rates. The long-term growth rates are dependent on overall market growth rates, the competitive environment, inflation and relative currency exchange rates and could be adversely impacted by a sustained decrease in any of these measures. The discount rate, which is consistent with a weighted average cost of capital that is likely to be expected by a market participant, is based upon industry required rates of return, including consideration of both debt and equity components of the capital structure. It may be impacted by adverse changes in the macroeconomic environment and volatility in the equity and debt markets.
While we have concluded that it is not more likely than not that the fair value of our reporting units and mastheads is less than the respective carrying values as of March 31, 2020, the severity and length of the pandemic, the duration and extent of the mitigation measures and governmental actions designed to combat the pandemic, as well as the changes in customer behavior as a result of the pandemic, all of which are highly uncertain and difficult to predict at the current time, could negatively impact the Company’s future assessment of its results of operations and the underlying assumptions utilized in the determination of the estimated fair values of the reporting units and related mastheads.

NOTE 7 — Integration and reorganization costs and long-lived asset impairments
Over the past several years, the Company has engaged in a series of individual restructuring programs, designed primarily to right-size the Company’s employee base, consolidate facilities and improve operations, including those of recently acquired entities. These initiatives impact all the Company’s operations and are often influenced by the terms of union contracts. All costs related to these programs, which primarily include severance expense, are accrued at the time of the program announcement.

Severance-related expenses: We recorded severance-related expenses by segment as follows:

	Three months ended March 31,
In thousands	2020	2019
Publishing	$11,917	$1,979
Marketing Solutions	1,384	556
Corporate and Other	7,873	878
Total	$21,174	$3,413

A rollforward of the accrued severance and related costs included in accrued expenses on the Condensed consolidated balance sheets for the three months ended March 31, 2020 are as follows:

In thousands
Beginning balance	$30,785
Restructuring provision included in integration and reorganization costs	21,174
Cash payments	(25,555)
Ending balance	$26,404

The restructuring reserve balance is expected to be paid out over the next twelve months.

Facility consolidation and other restructuring-related expenses: We recorded facility consolidation charges and other restructuring-related costs by segment as follows:

	Three months ended March 31,
In thousands	2020	2019
Publishing	$839	$405
Marketing Solutions	4	—
Corporate and Other	247	294
Total	$1,090	$699

Long-lived asset impairment charges and accelerated depreciation: As part of ongoing cost efficiency programs, the Company has ceased a number of print operations. There were no long-lived asset impairment charges recorded for the three months ended March 31, 2020. There were $1.2 million long-lived asset impairment charges recorded for the same period in 2019 by the Corporate and other segment.

We incurred $24.7 million accelerated depreciation for the three months ended March 31, 2020. No accelerated depreciation was incurred for the same period in 2019. For the three months ended March 31, 2020, accelerated depreciation expenses were related to the publishing segment and are included within depreciation expense.

NOTE 8 — Debt

Apollo Term Loan

In November 2019, pursuant to the acquisition of Legacy Gannett, the Company entered into a five-year, senior-secured term loan facility with Apollo Capital Management, L.P. ("Apollo") in an aggregate principal amount of approximately $1.8 billion. The term loan facility, which matures on November 19, 2024, generally bears interest at the rate of 11.5% per annum. Origination fees totaled 6.5% of the total principal amount of the financing at closing. Pursuant to the agreement, Apollo has the right to designate two individuals to attend Board of Directors meetings as non-fiduciary and non-voting observers and participants. In addition, if the total gross leverage ratio exceeds certain thresholds, Apollo has the right to appoint up to two voting directors. Upon the occurrence and during the continuance of an Event of Default (as defined in the term loan facility), the interest rate increases by 2.0%.

The term loan facility contains customary covenants and events of default, including a covenant that the Company have at least $20 million of unrestricted cash on the last day of each fiscal quarter. The term loan facility is required to be prepaid with (i) any unrestricted cash in excess of $40 million at the end of fiscal year 2020 and fiscal year 2021, (ii) 50% of excess cash flow (as such term is defined in the term loan facility) measured at the end of each fiscal quarter (beginning with the third quarter of 2020), subject to a step-up to 90% of excess cash flow for each period in fiscal year 2021 or later if the ratio of consolidated debt to EBITDA (as such terms are defined in the term loan facility) is greater than or equal to 1.00 to 1.00, and (iii) 100% of the net proceeds of any non-ordinary course asset sales. The term loan facility prohibits the payment of cash dividends prior to the thirtieth day of the second quarter of 2020, and thereafter permits payment of cash dividends up to an agreed-upon amount, provided that the ratio of consolidated debt to EBITDA (as such terms are defined therein) does not exceed a specified threshold. As of March 31, 2020, the Company is in compliance with all of the covenants and obligations under the term loan facility.

In connection with the Apollo term loan facility, the Company incurred approximately $4.9 million of fees and expenses and $116.6 million of lender fees which were capitalized and will be amortized over the term of the term loan facility using the effective interest method.

The Company is permitted to prepay the principal of the term loan facility, in whole or in part, at par plus accrued and unpaid interest, without any prepayment premium or penalty. The term loan facility is guaranteed by the material wholly-owned subsidiaries of the Company, and all obligations of the Company and its subsidiary guarantors are or will be secured by first priority liens on certain material real property, equity interests, land, buildings, and fixtures. The term loan facility contains customary representations and warranties, affirmative covenants, and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, fundamental changes, dispositions, dividends and other distributions, capital expenditures, and events of default. The Company used the proceeds of the term loan facility to (i) partially fund the acquisition of Legacy Gannett, (ii) repay, prepay, repurchase, redeem, or otherwise discharge in full each of the existing financing facilities (as defined in the agreement and discussed in part below), and (iii) pay fees and expenses incurred to obtain the term loan facility.

As of March 31, 2020, the Company had $1.7 billion in aggregate principal outstanding under the term loan facility, $4.6 million of deferred financing costs, and $105.4 million of capitalized lender fees. During the three months ended March 31, 2020, the Company recorded $50.8 million in interest expense, $5.9 million in amortization of deferred financing costs and $0.8 million for loss on early extinguishment of debt. The effective interest rate is 12.9%.

Convertible debt

On April 9, 2018, Legacy Gannett completed an offering of 4.75% convertible senior notes, resulting in total aggregate principal of $201.3 million and net proceeds of approximately $195.3 million. Interest on the notes is payable semi-annually in arrears. The notes mature on April 15, 2024 with our earliest redemption date being April 15, 2022. The stated conversion rate of the notes is 82.4572 shares per $1,000 in principal or approximately $12.13 per share.

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

The $3.3 million principal value of the remaining notes outstanding is reported as convertible debt in the Condensed consolidated balance sheets. The effective interest rate on the notes was 6.05% as of March 31, 2020.

NOTE 9 — Pensions and other postretirement benefit plans

We, along with our subsidiaries, have various defined benefit retirement plans, including plans established under collective bargaining agreements. Our retirement plans include the Gannett Retirement Plan (GRP), Newsquest and Romanes Pension Schemes in the U.K. (U.K. Pension Plans), and other defined benefit and defined contribution plans. We also provide health care and life insurance benefits to certain retired employees who meet age and service requirements.

Retirement plan costs include the following components:

	Three months ended March 31,
	2020		2019
In thousands	Pension	OPEB	Pension	OPEB
Operating expenses:
Service cost - Benefits earned during the period	$681	$33	$159	$—
Non-operating expenses (Other income):
Interest cost on benefit obligation	20,717	567	736	23
Expected return on plan assets	(39,759)	—	(967)	—
Amortization of actuarial loss (gain)	(27)	13	39	(9)
Total non-operating expenses (benefit)	$(19,069)	$580	$(192)	$14
Total expense (benefit) for retirement plans	$(18,388)	$613	$(33)	$14

During the three months ended March 31, 2020, we contributed $10.0 million and $2.8 million to our pension and other postretirement plans, respectively. In response to the COVID-19 pandemic, our U.K. Pension Plans have negotiated deferral of $17 million in 2020 contributions to be paid in 2021.

NOTE 10 — Income taxes

The following table outlines our pre-tax net income (loss) and income tax amounts:

	Three months ended March 31,
In thousands	2020	2019
Pre-tax net loss	$(71,627)	$(11,309)
Provision (benefit) for income taxes	8,979	(1,954)
Effective tax rate	***	17.3%

*** Indicates a percentage that is not meaningful.

The provision for income taxes for three months ended March 31, 2020 was higher than the comparable period in 2019 due to non-deductible officers' compensation, state income tax expense, and foreign income tax expense. The provision for income taxes for the three months ended March 31, 2020 was calculated using the estimated annual effective tax rate. The estimated annual effective tax rate is negative, resulting in income tax expense primarily driven by state income tax and foreign tax expense.

The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted on March 27, 2020. The Company will realize a tax benefit attributable to the legislation which permits a refund of tax benefits from earlier years. The legislation also allows the Company to defer certain employer payroll tax payments in 2020 to the end of 2021 and 2022. The Company is anticipating additional guidance from the U.S. Department of the Treasury (the "Treasury") and the Internal Revenue Service to determine whether additional tax benefits are available from this legislation.

The total amount of unrecognized tax benefits that, if recognized, may impact the effective tax rate was approximately $33.8 million as of March 31, 2020 and $32.4 million as of December 31, 2019. The amount of accrued interest and penalties payable related to unrecognized tax benefits was $2.1 million as of March 31, 2020 and $1.9 million as of December 31, 2019.

It is reasonably possible that further adjustments to our unrecognized tax benefits may be made within the next twelve months due to audit settlements and regulatory interpretations of existing tax laws. At this time, an estimate of potential change to the amount of unrecognized tax benefits cannot be made.

NOTE 11 — Supplemental equity information

Earnings (loss) per share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

in thousands, except share data	Three months ended March 31,
	2020	2019
Net income (loss) attributable to Gannett	$(80,152)	$(9,106)

Basic weighted average shares outstanding	130,568	59,965
Diluted weighted average shares outstanding	130,568	59,965

The Company excluded the following securities from the computation of diluted income per share because their effect would have been antidilutive:

	Three months ended March 31,
in thousands, except share data	2020	2019
Stock warrants	1,362	1,362
Stock options	6,068	2,905
Restricted stock grants	9,494	501

Share repurchase program

On May 17, 2017, the Board of Directors authorized the repurchase of up to $100.0 million of the Company's common stock ("Share Repurchase Program") over the next twelve months. The Board of Directors has authorized extensions of the Share Repurchase Program through May 19, 2020. Under the Share Repurchase Program, the Company may purchase its shares from time to time in the open market or in privately negotiated transactions, subject to restrictions in our credit facility. No shares were repurchased under the program during the three months ended March 31, 2020.

Manager stock options

Pursuant to the anti-dilution provisions of the Incentive Plan, the exercise price on the 652,311 remaining options granted to the Company's manager, FIG LLC (the "Manager") in 2014 were equitably adjusted during the three months ended March 31, 2019 from $12.95 to $11.46 as a result of return of capital distributions. Also, these options were equitably adjusted during the three months ended March 31, 2020 from $11.46 to $9.94 as a result of return of capital distributions.

Pursuant to the anti-dilution provisions of the Incentive Plan, the exercise price on the 700,000 options granted to the Manager in 2015 were equitably adjusted during the three months ended March 31, 2019 from $18.94 to $17.45 as a result of return of capital distributions.  Also, these options were equitably adjusted during the three months ended March 31, 2020 from $17.45 to $15.93 as a result of return of capital distributions.

Pursuant to the anti-dilution provisions of the Incentive Plan, the exercise price on the 862,500 options granted to the Manager in 2016 were equitably adjusted during the three months ended March 31, 2019 from $13.24 to $11.75 as a result of return of capital distributions.  Also, these options were equitably adjusted during the three months ended March 31, 2020 from $11.75 to $10.23 as a result of return of capital distributions.

Pursuant to the anti-dilution provisions of the Incentive Plan, the exercise price on the 690,000 options granted to the Manager in 2018 were equitably adjusted during the three months ended March 31, 2019 from $16.45 to $14.96 as a result of return of capital distributions. Also, these options were equitably adjusted during the three months ended March 31, 2020 from $14.96 to $13.44 as a result of return of capital distributions.

The following table includes additional information regarding the Manager stock options:

in thousands, except share data	Number of Options	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2019	6,068	$1.78	$14.70	8.2	$—
Granted	—	$—	$—
Outstanding at March 31, 2020	6,068	$1.78	$13.97	7.9	$—

Exercisable at March 31, 2020	3,166	$1.78	$12.67	6.4	$—

Stock compensation

The Company recognized compensation cost for share-based payments of $11.6 million for the three months ended March 31, 2020 and $1.1 million for the three months ended March 31, 2019. The total compensation cost not yet recognized related to non-vested awards as of March 31, 2020 was $34.5 million, which is expected to be recognized over a weighted average period of 2.3 years through July 2022.

Restricted stock grants (“RSGs”)

In connection with the 2019 acquisition of Legacy Gannett, Legacy Gannett adopted the New Media Investment Group Inc. Employee Restricted Stock Grant Agreement. The following table outlines RSG activity specific to Legacy Gannett for the three months ended March 31, 2020:

	Three months ended March 31,
	2020
in thousands, except per share data	Number of RSGs	Weighted- Average Grant Date Fair Value
Unvested at beginning of period	7,368	$6.28
Granted	2,666	4.28
Vested	(3,239)	6.28
Forfeited	(74)	6.25
Unvested at end of period	6,721	$5.49

Legacy New Media RSG activity was as follows:

	Three months ended March 31,
	2020		2019
in thousands, except per share data	Number of RSGs	Weighted- Average Grant Date Fair Value	Number of RSGs	Weighted- Average Grant Date Fair Value
Unvested at beginning of period	317	$14.61	384	$16.11
Granted	1,562	4.71	298	13.65
Vested	(876)	6.72	(159)	15.89
Forfeited	(15)	16.64	(23)	16.16
Unvested at end of period	988	$5.94	500	$14.71

As of March 31, 2020, the consolidated aggregate intrinsic value of unvested RSGs was $11.4 million.

Accumulated other comprehensive loss

The following tables summarize the components of, and the changes in, Accumulated other comprehensive loss (net of tax) for the three months ended March 31, 2020 and 2019:

	Three months ended March 31, 2020
In thousands	Retirement Plans	Foreign Currency Translation	Total
Beginning balance	$936	$7,266	$8,202
Other comprehensive income (loss) before reclassifications	966	(14,033)	(13,067)
Amounts reclassified from accumulated other comprehensive loss(1)	(10)	—	(10)
Net current period other comprehensive income (loss), net of taxes	956	(14,033)	(13,077)
Ending balance	$1,892	$(6,767)	$(4,875)

(1)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost. See Note 9 — Pensions and other postretirement benefit plans

	Three months ended March 31, 2019
In thousands	Retirement Plans	Foreign Currency Translation	Total
Beginning balance	$(6,881)	$—	$(6,881)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive loss	(30)	—	(30)
Other comprehensive loss	(30)	—	(30)
Ending balance	$(6,911)	$—	$(6,911)

Dividends

The Company did not pay dividends during the three months ended March 31, 2020 and paid dividends of $23.2 million for the three months ended March 31, 2019.

On April 1, 2020, the Company announced that in light of the unprecedented economic disruption and uncertainty caused by the COVID-19 pandemic, the Board of Directors had determined that it is in the best interests of shareholders for the Company to preserve liquidity by suspending the Company’s quarterly dividend.

NOTE 12 — Fair value measurement

We measure and record certain assets and liabilities at fair value. A fair value measurement is determined based on market assumptions that a market participant would use in pricing an asset or liability. A three-tiered hierarchy draws distinctions between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted active markets that are observable either directly or indirectly (Level 2), and (iii) unobservable inputs that require use of our own estimates and assumptions through present value and other valuation techniques in determination of fair value (Level 3).

As of March 31, 2020 and December 31, 2019, assets and liabilities recorded at fair value and measured on a recurring basis primarily consist of pension plan assets. As permitted by U.S. GAAP, we use net asset values as a practical expedient to determine the fair value of certain investments. These investments measured at net asset value have not been classified in the fair value hierarchy.

The term loan facility is recorded at carrying value, which approximates fair value, in the Condensed consolidated balance sheets and is classified as Level 3.

We also have certain assets requiring fair value measurement on a non-recurring basis. Our assets measured on a non-recurring basis are assets held for sale, which are classified as Level 3 assets and evaluated using executed purchase agreements, letters of intent, or third-party valuation analyses when certain circumstances arise. Assets held for sale totaled $22.4 million as of March 31, 2020 and $25.5 million as of December 31, 2019.

NOTE 13 — Commitments, contingencies and other matters

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

Equity purchase arrangements that are exercisable by the counterparty to the agreement and that are outside the sole control of the Company are accounted for in accordance with ASC 480-10-S99-3A and are classified as Redeemable noncontrolling interests in the Condensed consolidated balance sheets.

Environmental contingency: We assumed responsibility for certain environmental contingencies in connection with our acquisition of Legacy Gannett. More specifically, in March 2011, the Advertiser Company (Advertiser), a subsidiary that publishes the Montgomery Advertiser, was notified by the U.S. Environmental Protection Agency (EPA) that it had been identified as a potentially responsible party (PRP) for the investigation and remediation of groundwater contamination in downtown Montgomery, Alabama. The Advertiser is a member of the Downtown Environmental Alliance, which has agreed to jointly fund and conduct all required investigation and remediation. In 2016, the Advertiser and other members of the Downtown Environmental Alliance reached a settlement with the U.S. EPA regarding the costs the U.S. EPA spent to investigate the site. The U.S. EPA has transferred responsibility for oversight of the site to the Alabama Department of Environmental Management, which has approved the work plan for the additional site investigation that is currently underway. The Advertiser's final costs cannot be determined until the investigation is complete, a determination is made on whether any remediation is necessary, and contributions from other PRPs are finalized.

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

NOTE 14 — Segment reporting
We define our reportable segments based on the way the Chief Operating Decision Maker (CODM), currently the Chief Executive Officer of our operating subsidiary, manages the operations for purposes of allocating resources and assessing performance. Our reportable segments include the following:

•
Publishing, which consists of our portfolio of local, regional, national, and international newspaper publishers. The results of this segment include local, classified, and national advertising revenues consisting of both print and digital advertising, circulation revenues from the distribution of our publications on our digital platforms, home delivery of our publications, single copy sales, and other revenues from commercial printing, events, and distribution arrangements. The Publishing reportable segment is an aggregation of two operating segments: Domestic Publishing and the U.K.

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

The CODM uses adjusted EBITDA to evaluate the performance of the segments and allocate resources. Adjusted EBITDA is a non-GAAP financial performance measure we believe offers a useful view of the overall operation of our businesses and may be different than similarly-titled non-GAAP financial measures used by other companies. We define Adjusted EBITDA as net income (loss) from continuing operations attributable to Gannett before (1) income tax expense (benefit), (2) interest expense, (3) gains or losses on early extinguishment of debt, (4) non-operating items, primarily pension costs, (5) depreciation and amortization, (6) integration and reorganization costs, (7) impairment of long-lived assets, (8) goodwill and intangible impairments, (9) net loss (gain) on sale or disposal of assets, (10) equity-based compensation, (11) acquisition costs, and (12) certain other non-recurring charges.

Management considers adjusted EBITDA to be the appropriate metric to evaluate and compare the ongoing operating performance of our segments on a consistent basis across reporting periods as it eliminates the effect of items which we do not believe are indicative of each segment's core operating performance.

The following tables present our segment information:

	Three months ended March 31, 2020
In thousands	Publishing	Marketing Solutions	Corporate and other	Intersegment Eliminations	Consolidated
Advertising and marketing services - external sales	$369,878	$116,283	$849	$—	$487,010
Advertising and marketing services - intersegment sales	33,758	—	—	(33,758)	—
Circulation	374,720	—	3	—	374,723
Other	79,794	4,998	2,157	—	86,949
Total revenues	$858,150	$121,281	$3,009	$(33,758)	$948,682

Adjusted EBITDA	$110,928	$7,887	$(19,746)	$—	$99,069

	Three months ended March 31, 2019
In thousands	Publishing	Marketing Solutions	Corporate and other	Intersegment Eliminations	Consolidated
Advertising and marketing services - external sales	$171,817	$21,390	$337	$—	$193,544
Advertising and marketing services - intersegment sales	17,040	—	—	(17,040)	—
Circulation	152,164	—	1	—	152,165
Other	37,059	4,497	334	—	41,890
Total revenues	$378,080	$25,887	$672	$(17,040)	$387,599

Adjusted EBITDA	$41,693	$(3,230)	$(5,616)	$—	$32,847

The following table presents our reconciliation of adjusted EBITDA to net loss:

	Three months ended March 31,
In thousands	2020	2019
Net loss attributable to Gannett	$(80,152)	$(9,106)
Provision (benefit) for income taxes	8,979	(1,954)
Interest expense	57,899	10,134
Loss on early extinguishment of debt	805	—
Other income	(16,899)	(260)
Depreciation and amortization	78,024	20,923
Integration and reorganization costs	28,254	5,798
Acquisition costs	5,969	772
Impairment of long-lived assets	—	1,207
Loss on sale or disposal of assets	657	1,789
Equity-based compensation expense	11,577	1,136
Other items	3,956	2,408
Adjusted EBITDA (non-GAAP basis)	$99,069	$32,847

Asset information by segment is not a key measure of performance used by the CODM function. Accordingly, we have not disclosed asset information by segment. Additionally, equity income in unconsolidated investees, net, interest expense, other non-operating items, net, and provision for income taxes, as reported in the Condensed consolidated financial statements, are not part of operating income and are primarily recorded at the corporate level.

NOTE 15 — Related party transactions

As of March 31, 2020, the Manager, which is an affiliate of Fortress Investment Group LLC ("Fortress"), and its affiliates owned approximately 4% of the Company’s outstanding stock and approximately 40% of the Company’s outstanding warrants. The Manager or its affiliates hold 6,068,075 stock options of the Company’s stock as of March 31, 2020. During the three months ended March 31, 2020 and 2019, Fortress and its affiliates were paid no dividends and $0.2 million in dividends, respectively.

The Company's Chief Executive Officer is an employee of Fortress (or one of its affiliates), and his salary is paid by Fortress (or one of its affiliates). The management fee paid is reduced by the compensation paid to the Chief Financial Officer.

Amended and Restated Management Agreement

On November 26, 2013, New Media entered into a management agreement (as amended and restated, "the Management Agreement") with the Manager, an affiliate of Fortress, pursuant to which the Manager managed the operations of New Media. New Media paid the Manager an annual management fee equal to 1.50% of the Company's Total Equity (as defined in the Management Agreement), and the Manager was eligible to receive incentive compensation.

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

In connection with entering into the Amended Management Agreement and the occurrence of the consummation of the acquisition, the Company issued to the Manager 4,205,607 shares of Company Common Stock and granted to the Manager options to acquire 3,163,264 shares of Company Common Stock. The Manager is restricted from selling the issued shares until the expiration of the Amended Management Agreement, or otherwise upon a change in control and certain other extraordinary events. The options have an exercise price of $15.50 and become exercisable upon the first trading day immediately following the first 20 consecutive trading day period in which the closing price of the Company Common Stock (on its principal U.S. national securities exchange) is at or above $20 per share (subject to adjustment). The options also become exercisable upon a change in control and certain other extraordinary events.

Upon expiration of the term of the Amended Management Agreement, the Manager will cease providing external management services to the Company, and the Manager will no longer be the employer of the person serving in the role of Chief Executive Officer of the consolidated company.

The following table provides the management and incentive fees recognized and paid to the Manager:

	Three months ended March 31,
In thousands	2020	2019
Management fee expense	3,759	2,456
Incentive fee expense	(10)	—
Management fees paid	3,624	3,711
Incentive fees paid	2,602	5,220
Reimbursement for expenses	667	550

The Company had an outstanding liability for all Management Agreement related fees of $4.6 million and $6.5 million at March 31, 2020 and December 31, 2019, respectively, included in accrued expenses.

NOTE 16 — Subsequent events

Dividends

For information regarding the Board of Director’s determination to suspend the Company’s quarterly dividend, see Note 11 — Supplemental equity information.

Rights Agreement

On April 6, 2020, the Company's Board of Directors adopted a shareholder rights plan in the form of a Section 382 Rights Agreement ("Rights Agreement") to preserve and protect the Company's income tax net operating loss carryforwards ("NOLs") and other tax assets. As of December 31, 2019, the Company had approximately $435 million of NOLs available which could be used in certain circumstance to offset future federal taxable income.

Under the Rights Agreement, the Board declared a non-taxable dividend of one preferred share purchase right for each outstanding share of common stock. The rights will be exercisable only if a person or group acquires 4.99% or more of Gannett’s common stock. Gannett’s existing shareholders that beneficially own in excess of 4.99% of the common stock are "grandfathered in" at their current ownership level and the rights then become exercisable if any of those shareholders acquire an additional 0.5% or more of common stock of the Company. If the rights become exercisable, all holders of rights, other than the person or group triggering the rights, will be entitled to purchase Gannett common stock at a 50 percent discount or Gannett may exchange each right held by such holders for one share of common stock. Rights held by the person or group triggering the rights will become void and will not be exercisable. The Board of Directors has the discretion to exempt any person or group from the provisions of the Rights Agreement.

The rights issued under the Rights Agreement will expire on the day following the certification of the voting results for Gannett’s 2021 annual meeting of shareholders, unless Gannett’s shareholders ratify the Rights Agreement at or prior to such meeting, in which case the Rights Agreement will continue in effect until April 5, 2023. Gannett’s Board also has the ability to terminate the plan if it determines that doing so would be in the best interest of Gannett’s shareholders. The rights may also expire at an earlier date if certain events occur, as described more fully in the Rights Agreement filed by the Company with the Securities and Exchange Commission. The Apollo term loan facility was amended April 6, 2020, to allow for the Rights Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations and quantitative and qualitative disclosures should be read in conjunction with our unaudited Condensed consolidated financial statements and related notes. Management's Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and other factors described under Cautionary Note Regarding Forward-Looking Statements and throughout this Quarterly Report, as well as the factors described in our 2019 Annual Report on Form 10-K, this report, and subsequent periodic reports filed with the Securities and Exchange Commission, particularly under "Risk Factors."

Overview

Gannett Co., Inc. ("Gannett", "we", "us", "our", or "the Company") is an innovative, digitally focused media and marketing solutions company committed to fostering the communities in our network and helping them build relationships with their local businesses. Until November 19, 2019, our corporate name was New Media Investment Group Inc. ("New Media") and Gannett Co, Inc. was a separate publicly traded company. On November 19, 2019 New Media completed its acquisition of Gannett Co., Inc. (which was renamed Gannett Media Corp. and is referred to herein as “Legacy Gannett”). In connection with the acquisition, New Media changed its name to Gannett Co., Inc. and assumed Legacy Gannett's ticker symbol "GCI" (having previously traded under "NEWM").

As a result of the acquisition, historical results for fiscal years 2019 and prior are those of legacy New Media up to and through the date of the acquisition.

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

Through USA TODAY, our local property network, and Newsquest, Gannett delivers high-quality, trusted content where and when consumers want to engage with it on virtually any device or platform. Additionally, the Company has strong relationships with hundreds of thousands of local and national businesses in both our U.S. and U.K. markets due to our large local and national sales forces and a robust advertising and marketing solutions product suite. The Company reports in two operating segments, Publishing and Marketing Solutions. We also have a corporate and other category that includes activities not directly attributable to a specific segment. A full description of our segments is included in Note 14 — Segment reporting of the notes to the Condensed consolidated financial statements.

The Company has made both internal and external investments to align with the shift in spending habits to digital products by both consumers and marketers. In the three months ended March 31, 2020, total digital advertising and marketing services revenues were $219.2 million, or 23% of total Company revenues. Our U.S. media network, which includes USA TODAY and our local properties, has more than 5,300 newsroom employees and approximately 170 million(a) unique visitors as of March 2020 who access content through desktops, smartphones, and tablets. In the U.K., Newsquest is a publishing and digital leader with approximately 750 newsroom employees and a network of web sites that attracts over 36.9 million(b) unique visitors monthly.

Certain matters affecting current and future operating results

The following items affect period-over-period comparisons from 2019 and will continue to affect period-over-period comparisons for future results:

Acquisitions

•
In November 2019, we acquired substantially all of the assets, properties, and business of Legacy Gannett for an aggregate purchase price of $1.3 billion. The acquisition was funded by a new term loan facility with an aggregate principal balance of $1.8 billion and available cash on hand.

•
During 2019 prior to the acquisition of Legacy Gannett, we acquired substantially all the assets, properties, and business of certain publications and businesses, including 11 daily newspapers, 11 weekly publications, 9 shoppers, a remnant advertising agency, 5 events production businesses, and a business community and networking platform for an aggregate purchase price of $46.6 million, including estimated working capital. As part of one of the 2019 acquisitions, the Company also acquired a 58% equity interest in the acquiree, and the minority equity owners retained a 42% interest, which has been classified as a redeemable non-controlling interest on the Condensed consolidated statements of operations and comprehensive income. These acquisitions were financed from available cash on hand.

Integration and reorganization costs

•
In the three months ended March 31, 2020, the Company incurred integration and reorganization costs of $28.3 million. Of the total charges incurred, $21.2 million were related to severance activities while $7.1 million were related to other costs, including those for the purpose of consolidating operations.

•
In the three months ended March 31, 2019, the Company incurred integration and reorganization costs of $5.8 million. Of the total charges incurred, $3.4 million were related to severance activities while $2.4 million were related to other costs, including those for the purpose of consolidating operations.

Facility consolidation

•
In the three months ended March 31, 2020, the Company ceased operations of fourteen printing facilities as part of the synergy and ongoing cost reduction programs. As a result, the Company recognized accelerated depreciation of $24.7 million during the three months ended March 31, 2020. There were no impairment charges recognized relating to retired equipment during the three months ended March 31, 2020.

•
In the three months ended March 31, 2019, the Company ceased operations of three print publications and one printing operation as part of the ongoing cost reduction programs. As a result, the Company recognized impairment charges relating to retired equipment of $1.2 million during the three months ended March 31, 2019.

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

Newsprint supply

Newsprint expense at our publishing segment was $15.3 million higher in the first quarter of 2020 compared to the first quarter of 2019 primarily due to acquired expenses of $22.1 million offset by declines in circulation and print advertising volumes and lower prices when compared to the same period in 2019.

Outlook for the remainder of 2020

Strategy

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

Impacts of COVID-19

The COVID-19 pandemic and related measures to contain its spread have created significant volatility and economic uncertainty, which is expected to continue in the near term. While we have generally been exempt from mandates requiring closures of non-essential business and have been able to continue operations, these circumstances are expected to create volatility and unfavorable trends in our financial results as individuals and businesses rationalize expenditures during this time of uncertainty.

During March 2020, the Company began to experience decreased demand for its advertising and digital marketing services as well as reductions in events and the single copy and commercial distribution of its newspapers. The Company currently expects that the COVID-19 global pandemic will have a significant negative impact on the Company’s business and results of operations in the near-term. Longer-term, the impact of the COVID-19 pandemic on the Company’s business and results of operations will depend on the severity and length of the pandemic, the duration and extent of the mitigation measures and governmental actions designed to combat the pandemic, as well as the changes in customer behavior as a result of the pandemic, all of which are highly uncertain.

As a result, the Company has implemented, and continues to implement, measures to reduce costs and preserve cash flow. These measures include suspension of the quarterly dividend, employee furloughs, decreases in employee compensation, as well as reductions in discretionary spending. In addition, the Company is continuing with its previously disclosed plan to monetize non-core assets. Currently, the Company believes these initiatives along with cash on hand, cash provided by operating activities, and relief from the CARES Act will provide it with sufficient cash flow to enable the Company to meet its commitments. However, these measures may not be sufficient to fully offset the impact of the COVID-19 pandemic on the Company’s business and, as such, the Company’s results of operations may be negatively impacted, and such impacts could be material.

Results of Operations

Consolidated Summary

A summary of our segment results is presented below:

	Three months ended March 31,
In thousands	2020	2019	Change
Operating revenues:
Publishing	$858,150	$378,080	$480,070
Marketing Solutions	121,281	25,887	95,394
Corporate and other	3,009	672	2,337
Intersegment eliminations	(33,758)	(17,040)	(16,718)
Total operating revenues	948,682	387,599	561,083
Operating expenses:
Publishing	$830,530	$359,830	$470,700
Marketing Solutions	122,730	31,513	91,217
Corporate and other	59,002	14,731	44,271
Intersegment eliminations	(33,758)	(17,040)	(16,718)
Total operating expenses	978,504	389,034	589,470
Operating income	(29,822)	(1,435)	(28,387)
Non-operating expense	41,805	9,874	31,931
Loss before income taxes	(71,627)	(11,309)	(60,318)
Provision (benefit) for income taxes	8,979	(1,954)	10,933
Net loss	$(80,606)	$(9,355)	$(71,251)

Loss per share attributable to Gannett - diluted	$(0.61)	$(0.15)	$(0.46)

Intersegment eliminations in the preceding table represent digital advertising marketing services revenues and expenses associated with products sold by our U.S. local publishing sales teams but which are fulfilled by our Marketing Solutions segment. When discussing segment results, these revenues and expenses are presented gross but are eliminated in consolidation.

Operating revenues:

Our Publishing segment generates revenue primarily through advertising and subscriptions for our print and digital publications. Our advertising teams sell local, national, and classified advertising across multiple platforms including print, online, mobile, and tablet as well as niche publications. In addition, our Publishing segment advertising teams sell digital marketing services which are primarily fulfilled by teams within our Marketing Solutions segment. Circulation revenues are derived principally from home delivery and single copy sales of our publications and distributing our publications on our digital platforms. Other revenues are derived mainly from commercial printing, events, and distribution arrangements.

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

Quarter ended March 31, 2020 versus quarter ended March 31, 2019

Total operating revenues were $948.7 million for the first quarter of 2020. The increase in total revenue was comprised of a $293.5 million increase in advertising and marketing services revenues, a $222.6 million increase in circulation revenues, and a $45.1 million increase in other revenues. Revenue at the Publishing and Marketing Solutions segments increased by $480.1 million and $95.4 million, respectively, primarily due to acquisition-related revenues, including revenue contributed by Legacy Gannett.

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

Quarter ended March 31, 2020 versus quarter ended March 31, 2019

Total operating expenses were $978.5 million for the first quarter of 2020, an increase from the same period in 2019. Total operating expenses across all segments increased primarily due to acquired operating expenses of $605.0 million, including $591.3 million from expenses contributed by Legacy Gannett.

Operating costs were $566.5 million in the first quarter of 2020. Publishing segment operating costs increased $293.2 million, while Marketing Solutions segment operating costs increased $55.0 million, primarily due to the contributions of Legacy Gannett, partially offset by continued cost efficiency efforts resulting from the consolidation and centralization of operations and costs associated with declines in revenue from continuing operations.

Selling, general, and administrative expenses were $299.1 million in the first quarter of 2020, an increase compared to 2019. Publishing segment selling, general, and administrative expenses increased $117.9 million, while Marketing Solutions segment selling, general, and administrative expenses increased $29.3 million, primarily due to the contributions of Legacy Gannett, partially offset by continued cost efficiency efforts.

Integration and reorganization costs were $28.3 million in the first quarter of 2020, an increase of $22.5 million compared to the same period in 2019. Integration and reorganization costs at the Publishing, Corporate and other, and Marketing Solutions segments increased $10.9 million, $10.7 million, and $0.8 million, respectively, primarily due to additional severance costs stemming from acquisition-related synergies and the continued consolidation of our operations resulting from the ongoing implementation of our plans to reduce costs and preserve cash flow and the integration of acquired businesses.

Acquisitions costs were $6.0 million in the first quarter of 2020, an increase of $5.2 million compared to the same period in 2019. The increase in acquisition costs, the vast majority of which were incurred at the Corporate and other segment, was primarily due to costs of $4.7 million incurred in conjunction with the acquisition of Legacy Gannett.

There was no impairment of long-lived assets in the first quarter of 2020, a decrease of $1.2 million compared to the same period in 2019.

Publishing segment

A summary of our Publishing segment results is presented below:

	Three months ended March 31,
In thousands	2020	2019	Change ($)
Operating revenues:
Advertising and marketing services	$403,636	$188,857	$214,779
Circulation	374,720	152,164	222,556
Other	79,794	37,059	42,735
Total operating revenues	858,150	378,080	480,070
Operating expenses:
Operating costs	518,859	225,703	293,156
Selling, general and administrative expenses	230,813	112,894	117,919
Depreciation and amortization	66,957	18,830	48,127
Integration and reorganization costs	13,309	2,384	10,925
Acquisition costs	—	—	—
Net loss on sale or disposal of assets	592	19	573
Total operating expenses	830,530	359,830	470,700
Operating income	$27,620	$18,250	9,370

Operating revenues:

Quarter ended March 31, 2020 versus quarter ended March 31, 2019

Advertising and marketing services revenues were $403.6 million for the first quarter of 2020, which included revenues from international operations of $34.0 million for the first quarter of 2020. This increase was primarily attributable to $249.3 million in acquired advertising and marketing services revenues, including $246.0 million related to Legacy Gannett.

Print advertising revenues were $267.6 million for the first quarter of 2020, an increase of $116.7 million compared to the same period in 2019. Local and national print advertising revenues were $136.8 million and $36.4 million, respectively, for the first quarter of 2020, an increase of $41.3 million and $30.1 million, respectively, compared to the same period in 2019. The increases in local and national print advertising revenues were attributable to $97.5 million in acquired revenues, including $95.1 million in acquired revenues related to Legacy Gannett. Classified print advertising revenues of $94.4 million for 2020 increased $45.4 million compared to 2019, primarily attributable to acquired revenues of $52.2 million, including $51.6 million in acquired revenues related to Legacy Gannett. The increases across all categories of print advertising revenues were partially offset by reduced demand consistent with general trends adversely impacting the publishing industry and unfavorable impacts resulting from the COVID-19 pandemic in the latter part of the first quarter of 2020.

Digital advertising and marketing services revenues were $136.0 million for the first quarter of 2020, an increase of $98.1 million compared to the same period in 2019. Digital media revenues were $86.5 million for the first quarter of 2020, an increase of $65.8 million compared to the same period in 2019, primarily due to $65.3 million in acquired revenues, including $65.1 million in acquired revenues related to Legacy Gannett. Digital marketing services revenues were $30.5 million for the first quarter of 2020, an increase of $20.0 million compared to the same period in 2019. This increase was attributable to $21.0 million in acquired revenues related to Legacy Gannett. Digital classified revenues were $19.0 million for the first quarter of 2020, an increase of $12.3 million compared to the same period in 2019 due to $13.2 million in acquired revenues, including $13.2 million in acquired revenues related to Legacy Gannett. The impacts from the COVID-19 pandemic in the latter part of the first quarter of 2020 negatively affected digital revenues across each category but were mostly offset by growth in national advertising campaigns.

Circulation revenues were $374.7 million for the first quarter of 2020. Print circulation revenues were $355.0 million for the first quarter of 2020, an increase of $208.0 million from the same period in 2019 due $218.9 million in acquired revenues, including $216.7 million in acquired revenues related to Legacy Gannett and increases from our strategic pricing programs, partially offset by declines stemming from a reduction in volume of our single copy and home delivery sales, reflecting general industry trends. Digital circulation revenues were $19.7 million for the first quarter of 2020, an increase of $14.6 million from the same period in 2019 primarily due $14.0 million in acquired revenues.

Commercial printing and other revenues of $79.8 million in the first quarter of 2020 increased $42.7 million compared to the same period in 2019. Other revenues accounted for approximately 9% of total Publishing segment revenues for the quarter.

Operating expenses:

Quarter ended March 31, 2020 versus quarter ended March 31, 2019

Operating costs were $518.9 million for the first quarter of 2020, an increase of $293.2 million from the same period in 2019. Operating costs from acquired entities totaled $325.6 million in the first quarter of 2020, including $316.8 million related to Legacy Gannett. Newsprint and ink costs were $40.3 million in the first quarter, an increase of $16.2 million compared to 2019, primarily as a result of acquired newsprint and ink costs of $23.2 million, including $23.0 million related to Legacy Gannett, partially offset by declines in circulation and print advertising volumes and lower prices when compared to the same period in 2019. News and editorial expenses were $11.4 million in the first quarter of 2020, an increase of $4.0 million compared to 2019, primarily as a result of acquired news and editorial expenses of $4.8 million, including $4.7 million related to Legacy Gannett, partially offset by synergy savings. Hauling and delivery costs were $107.0 million in the first quarter of 2020, an increase of $67.6 million, primarily due to acquired hauling and delivery costs of $71.8 million, including $71.1 million related to Legacy Gannett partially offset by synergy savings and lower production volumes. Other material categories of Legacy Gannett costs contributing to the overall increase in operating costs include $122.6 million in compensation and benefit costs and $55.3 million in outside services.

Total selling, general, and administrative expenses were $230.8 million for the first quarter of 2020, an increase of $117.9 million from the same period in 2019. Selling, general and administrative expenses from acquired entities totaled $130.8 million in the first quarter of 2020, including $126.7 million related to Legacy Gannett. Outside services costs were $13.0 million in the first quarter, an increase of $4.9 million compared to 2019, primarily as a result of acquired outside services costs of $6.8 million, including $6.5 million related to Legacy Gannett. Other material categories of Legacy Gannett costs contributing to the overall increase in selling, general, and administrative expenses include $53.6 million in compensation and benefit costs and $44.3 million in other general and administrative costs.

Depreciation and amortization expense was $67.0 million for the first quarter of 2020, a $48.1 million increase from the same period in 2019, primarily attributable to $30.6 million in acquired depreciation and amortization expense, including $30.0 million related to the acquired property and intangibles from the Legacy Gannett acquisition.

Integration and reorganization costs were $13.3 million in the first quarter of 2020, an increase of $10.9 million compared to the same period in 2019, primarily attributable to integration and reorganization costs from acquired entities of $10.8 million, including $10.6 million in acquired expenses related to Legacy Gannett driven by severance costs related to acquisition-related synergies and the continued consolidation of our operations resulting from the ongoing implementation of our plans to reduce costs and preserve cash flow.

Publishing segment adjusted EBITDA:

	Three months ended March 31,
In thousands	2020	2019	Change ($)
Net income before income taxes	$33,840	$18,754	$15,086
Interest expense	18	55	(37)
Other non-operating items, net	(5,784)	(310)	(5,474)
Depreciation and amortization	66,957	18,830	48,127
Integration and reorganization costs	13,309	2,384	10,925
Net loss on sale or disposal of assets	592	19	573
Other items	1,996	1,961	35
Adjusted EBITDA (non-GAAP basis)	$110,928	$41,693	$69,235

Adjusted EBITDA for our publishing segment was $110.9 million for the first quarter of 2020, an increase of $69.2 million compared to the same period in 2019. The increase was primarily attributable to acquired Adjusted EBITDA for Legacy Gannett of $77.1 million and ongoing operating efficiencies offset by declines in print advertising and circulation revenues in part reflecting lower demand near the end of the first quarter of 2020, which were impacted by the ongoing economic effects of COVID-19, and ongoing operating efficiencies.

Marketing Solutions segment

A summary of our Marketing Solutions segment results is presented below:

	Three months ended March 31,
In thousands	2020	2019	Change
Operating revenues:
Advertising and marketing services	$116,283	$21,390	$94,893
Other	4,998	4,497	501
Total operating revenues	121,281	25,887	95,394
Operating expenses:
Operating costs	73,254	18,271	54,983
Selling, general and administrative expenses	40,734	11,407	29,327
Depreciation and amortization	7,331	1,277	6,054
Integration and reorganization costs	1,388	556	832
Net loss on sale or disposal of assets	23	2	21
Total operating expenses	122,730	31,513	91,217
Operating loss	$(1,449)	$(5,626)	$4,177

Operating revenues:

Quarter ended March 31, 2020 versus quarter ended March 31, 2019

Advertising and marketing services revenues were $116.3 million for the first quarter of 2020, an increase compared to the same period in 2019, which included revenues from international entities of $10.5 million for the first quarter of 2020. This increase was primarily attributable to $96.3 million in acquired advertising and marketing services revenues related to Legacy Gannett. Other revenues were $5.0 million for the first quarter of 2020, an increase of 11% compared to the same period in 2019. This increase is primarily the result of increases in license revenue for cloud software products. These increases were partially offset by decreases driven by the impacts of the COVID-19 pandemic towards the end of the quarter.

Operating expenses:

Quarter ended March 31, 2020 versus quarter ended March 31, 2019

Operating costs, which include online media acquired from third parties, costs to manage and operate the segment's solutions and technology infrastructure, and other third-party direct costs, were $73.3 million for the first quarter of 2020, an increase compared to the same period in 2019. This increase was primarily attributable to $54.6 million in acquired operating costs related to Legacy Gannett. Outside service costs, which include costs of online media acquired from third-party publishers, totaled $55.0 million for the first quarter of 2020 compared to $11.3 million for the same period in 2019. The increase is primarily the result of acquired outside service costs of $42.8 million related to Legacy Gannett and increased costs of media associated with lower rebates and margin pressure experienced in the first quarter of 2020. Other material categories of Legacy Gannett costs contributing to the overall increase in operating costs include $12.1 million in compensation and benefit costs.

Selling, general, and administrative expenses were $40.7 million for the first quarter of 2020, an increase compared to the same period in 2019. This increase was primarily attributable to $31.6 million in acquired selling, general, and administrative expenses related to Legacy Gannett. Outside services costs were $2.3 million in the first quarter of 2020, an increase of 73% compared to the same period in 2019, primarily the result of acquired outside services costs of $1.9 million related to Legacy Gannett.

Depreciation and amortization were $7.3 million for the first quarter of 2020, an increase compared to the first quarter of 2019. This was primarily attributable to an increase in amortization expense stemming new product and development initiatives.

Marketing Solutions segment adjusted EBITDA:

	Three months ended March 31,
In thousands	2020	2019	Change
Net loss before income taxes	$(5,073)	$(5,626)	$553
Other non-operating items, net	3,624	—	3,624
Depreciation and amortization	7,331	1,277	6,054
Integration and reorganization costs	1,388	556	832
Net loss on sale or disposal of assets	23	2	21
Other items	594	561	33
Adjusted EBITDA (non-GAAP basis)	$7,887	$(3,230)	$11,117

Adjusted EBITDA for our Marketing Solutions segment was $7.9 million for the first quarter of 2020, an increase compared to the same period in 2019 primarily due to additional Adjusted EBITDA from Legacy Gannett of $10.8 million.

Corporate and other segment

Corporate and other operating expenses were $59.0 million for the first quarter of 2020, an increase of $44.3 million compared to the same period in 2019 primarily attributable to operating expenses from acquired entities of $32.7 million, including $32.6 million in acquired operating expenses related to Legacy Gannett and an increase in acquisition costs of $5.2 million. Also included in corporate operating expenses for 2020 were $13.6 million of integration and reorganization costs and $3.7 million of depreciation and amortization expenses.

Non-operating expense

Interest expense: Interest expense for the first quarter of 2020 was $57.9 million compared to $10.1 million in the same period in 2019. The increase in interest expense for first three months of 2020 is due to a higher effective interest rate and a larger debt balance compared to the prior year period.

Other non-operating items, net: Our non-operating items, net, are driven by certain items that fall outside of our normal business operations. Non-operating items, net, consisted of $16.9 million in income for the first quarter of 2020 compared to $0.3 million in income for the same period in 2019. The increase was primarily attributable to an increase of $18.3 million in non-operating pension income.

Income tax expense (benefit)

The following table outlines our pre-tax net income (loss) and income tax amounts:

	Three months ended March 31,
In thousands	2020	2019
Pre-tax net loss	$(71,627)	$(11,309)
Provision (benefit) for income taxes	8,979	(1,954)
Effective tax rate	***	17.3%
*** Indicates a percentage that is not meaningful.

The provision for income taxes for the three months ended March 31, 2020 was higher than the comparable period in 2019 due to non-deductible officers' compensation, state income tax expense and foreign income tax expense. The provision for income taxes for the three months ended March 31, 2020 was calculated using the estimated annual effective tax rate. The estimated annual effective tax rate is negative, resulting in income tax expense primarily driven by state income tax and foreign tax expense.

The CARES Act was enacted on March 27, 2020. The Company will realize a tax benefit attributable to the legislation which permits a refund of tax benefits from earlier years. The legislation also allows the Company to defer certain employer payroll tax payments in 2020 to the end of 2021 and 2022. The Company intends to use this deferral. The Company is anticipating additional guidance from the Treasury and the Internal Revenue Service to determine whether additional tax benefits are available from this legislation.

Net loss and diluted loss per share

Net loss was $80.6 million and diluted loss per share was $0.61 for the first quarter of 2020 compared to net loss of $9.4 million and diluted loss per share of $0.15 for the same period in 2019. The change reflects the various items discussed above.

Liquidity and capital resources

Our operations, which have historically generated strong positive cash flow are expected to provide sufficient liquidity, together with cash on hand, to meet our requirements, primarily operating expenses, interest expense and capital expenditures.

Details of our cash flows are included in the table below:

	Three months ended March 31,
In thousands	2020	2019
Net cash provided by operating activities	$60,489	$31,742
Net cash used for investing activities	(3,419)	(37,730)
Net cash used for financing activities	(14,679)	(18,131)
Effect of currency exchange rate change on cash	1,554	—
Increase (decrease) in cash	$43,945	$(24,119)

Operating cash flows

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

Our net cash flow from operating activities was $60.5 million for the first three months of 2020, an increase of $28.7 million compared to the same period in 2019. The increase in net cash flow from operating activities was primarily attributable to the merger with Legacy Gannett in November 2019, offset by an increase in severance payments of $22.2 million.

Investing cash flows

Cash flows used for investing activities totaled $3.4 million for the first three months of 2020, primarily consisting of capital expenditures of $13.8 million, partially offset by proceeds from sale of certain assets of $10.4 million.

Cash flows used for investing activities totaled $37.7 million for the first three months of 2019, primarily consisting of payments for acquisitions, net of cash acquired, of $38.0 million and capital expenditures of $2.2 million, offset by proceeds from sales of certain assets of $2.5 million.

Financing cash flows

Cash flows used for financing activities totaled $14.7 million for the first three months of 2020, primarily consisting of repayments of borrowings under our Apollo term loan facility of $12.7 million and $1.6 million in payments for employee taxes withheld from stock awards.

Cash flows used for financing activities totaled $18.1 million for the first three months of 2019, primarily consisting of the payments of dividends of $23.2 million and repayments of borrowings under our term loan facility $2.2 million and $0.7 million in payments for employee taxes withheld from stock awards, offset by net borrowings under the revolving credit facility of $8.0 million.

Apollo Term Loan

In November 2019, pursuant to the acquisition of Legacy Gannett, the Company entered into a five-year, senior-secured term loan facility with Apollo Capital Management, L.P. ("Apollo") in an aggregate principal amount of approximately $1.8 billion. The term loan facility, which matures on November 19, 2024, generally bears interest at the rate of 11.5% per annum. Origination fees totaled 6.5% of the total principal amount of the financing at closing. Pursuant to the agreement, Apollo has the right to designate two individuals to attend Board of Directors meetings as non-fiduciary and non-voting observers and participants. In addition, if the total gross leverage ratio exceeds certain thresholds, Apollo has the right to appoint up to two voting directors. Upon the occurrence and during the continuance of an Event of Default (as defined in the term loan facility), the interest rate increases by 2.0%.

The term loan facility contains customary covenants and events of default, including a covenant that the Company have at least $20 million of unrestricted cash on the last day of each fiscal quarter. The term loan facility is required to be prepaid with (i) any unrestricted cash in excess of $40 million at the end of fiscal year 2020 and fiscal year 2021, (ii) 50% of excess cash flow (as such term is defined in the term loan facility) measured at the end of each fiscal quarter (beginning with the third quarter of 2020), subject to a step-up to 90% of excess cash flow for each period in fiscal year 2021 or later if the ratio of consolidated debt to EBITDA (as such terms are defined in the term loan facility) is greater than or equal to 1.00 to 1.00, and (iii) 100% of the net proceeds of any non-ordinary course asset sales. The term loan facility prohibits the payment of cash dividends prior to the thirtieth day of the second quarter of 2020, and thereafter permits payment of cash dividends up to an agreed-upon amount, provided that the ratio of consolidated debt to EBITDA (as such terms are defined therein) does not exceed a specified threshold. As of March 31, 2020, the Company is in compliance with all of the covenants and obligations under the term loan facility.

In connection with the Apollo term loan facility, the Company incurred approximately $4.9 million of fees and expenses and $116.6 million of lender fees which were capitalized and will be amortized over the term of the term loan facility using the effective interest method.

The Company is permitted to prepay the principal of the term loan facility, in whole or in part, at par plus accrued and unpaid interest, without any prepayment premium or penalty. The term loan facility is guaranteed by the material wholly-owned subsidiaries of the Company, and all obligations of the Company and its subsidiary guarantors are or will be secured by first priority liens on certain material real property, equity interests, land, buildings, and fixtures. The term loan facility contains customary representations and warranties, affirmative covenants, and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, fundamental changes, dispositions, dividends and other distributions, capital expenditures, and events of default. The Company used the proceeds of the term loan facility to (i) partially fund the acquisition of Legacy Gannett, (ii) repay, prepay, repurchase, redeem, or otherwise discharge in full each of the existing financing facilities (as defined in the agreement and discussed in part below), and (iii) pay fees and expenses incurred to obtain the term loan facility.

As of March 31, 2020, the Company had $1.7 billion in aggregate principal outstanding under the term loan facility, $4.6 million of deferred financing costs, and $105.4 million of capitalized lender fees. During the three months ended March 31, 2020, the Company recorded $50.8 million in interest expense, $5.9 million in amortization of deferred financing costs and $0.8 million for loss on early extinguishment of debt for the three months ended March 31, 2020. The effective interest rate is 12.9%.

Convertible debt

On April 9, 2018, Legacy Gannett completed an offering of 4.75% convertible senior notes, resulting in total aggregate principal of $201.3 million and net proceeds of approximately $195.3 million. Interest on the notes is payable semi-annually in arrears. The notes mature on April 15, 2024 with our earliest redemption date being April 15, 2022. The stated conversion rate of the notes is 82.4572 shares per $1,000 in principal or approximately $12.13 per share.

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

The $3.3 million principal value of the remaining notes outstanding is reported as convertible debt in the Condensed consolidated balance sheets. The effective interest rate on the notes was 6.05% as of March 31, 2020.

Additional information

We continue to evaluate the impacts of the COVID-19 pandemic on our results of operations and cash flows. As part of these measures, we have taken steps to manage cash outflow by rationalizing expenses and implementing various cost containment initiatives. These initiatives include, but are not limited to, strategic reductions in force, furloughs, reductions in pay for senior management and the cancellation of certain non-essential expenditures. We are also evaluating opportunities to manage the amount and timing of significant expenditures associated with vendors, creditors, and pension regulators.

In connection with these measures, we determined it is in the best interest of the Company to preserve liquidity by suspending the quarterly dividend until economic conditions improve. We expect to reinstate the dividend when appropriate but cannot provide assurance if or when we will resume paying dividends on a regular basis.

The CARES Act, enacted March 27, 2020, provides various forms of relief to companies impacted by the COVID-19 pandemic. As part of the relief available under the act, we have enacted a plan to defer remittance of our Federal Insurance Contributions Act taxes as allowed by the legislation.

In the U.K. we have negotiated a deferral of $17 million in pension contributions due in 2020 to now be paid in 2021.

Although we currently forecast sufficient near-term liquidity, the ultimate impact of the COVID-19 pandemic could have a materially negative impact on the Company's liquidity and its ability to meet its ongoing obligations, including its obligations under the Apollo term loan facility.

Non-GAAP Financial Measures

A non-GAAP financial measure is generally defined as one that purports to measure historical or future financial performance, financial position, or cash flows but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measure. We define and use Adjusted EBITDA, a non-GAAP financial measure, as set forth below.

Adjusted EBITDA

We define Adjusted EBITDA as income (loss) from continuing operations before:

•	Income tax expense (benefit);

•	Interest expense;

•	Gains or losses on early extinguishment of debt;

•	Non-operating items, primarily pension costs;

•	Depreciation and amortization;

•	Integration and reorganization costs;

•	Impairment of long-lived assets;

•	Goodwill and intangible impairments;

•	Net loss (gain) on sale or disposal of assets;

•	Equity-based compensation;

•	Acquisition costs; and

•	Certain other non-recurring charges.

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

We use Adjusted EBITDA as a measure of our day-to-day operating performance, which is evidenced by the publishing and delivery of news and other media and excludes certain expenses that may not be indicative of our day-to-day business operating results. We consider the (gain) loss on early extinguishment of debt to be financing related costs associated with interest expense or amortization of financing fees. Accordingly, we exclude financing related costs such as the early extinguishment of debt because they represent the write-off of deferred financing costs, and we believe these non-cash write-offs are similar to interest expense and amortization of financing fees, which by definition are excluded from Adjusted EBITDA. Such charges are incidental to, but not reflective of, our day-to-day operating performance, and it is appropriate to exclude charges related to these financing activities which, depending on the nature of the financing arrangement, would have otherwise been amortized over the period of the related agreement and does not require a current cash settlement. Such charges are incidental to, but not reflective of our day-to-day operating performance of the business that management can impact in the short term.

The table below shows the reconciliation of (loss) income from continuing operations to Adjusted EBITDA for the periods presented:

	Three months ended March 31,
In thousands	2020	2019	Change
Net loss attributable to Gannett	$(80,152)	$(9,106)	$(71,046)
Provision (benefit) for income taxes	8,979	(1,954)	10,933
Interest expense	57,899	10,134	47,765
Loss on early extinguishment of debt	805	—	805
Other income	(16,899)	(260)	(16,639)
Depreciation and amortization	78,024	20,923	57,101
Integration and reorganization costs	28,254	5,798	22,456
Acquisition costs	5,969	772	5,197
Impairment of long-lived assets	—	1,207	(1,207)
Loss on sale or disposal of assets	657	1,789	(1,132)
Equity-based compensation expense	11,577	1,136	10,441
Other items	3,956	2,408	1,548
Adjusted EBITDA (non-GAAP basis)	$99,069	$32,847	$66,222

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We believe our market risk from financial instruments, such as accounts receivable and accounts payable, is not material.

We are exposed to foreign exchange rate risk due to our operations in the U.K., for which the British pound sterling is the functional currency. We are also exposed to foreign exchange rate risk due to our Marketing Solutions segment which has operating activities denominated in currencies other than the U.S. dollar, including the Australian dollar, Canadian dollar, Indian rupee, and New Zealand dollar.

Translation gains or losses affecting the Condensed consolidated statements of operations and comprehensive income have not been significant in the past.

Our cumulative foreign currency translation adjustment reported as part of our equity totaled $6.8 million at March 31, 2020. No such amounts were reported for the three months ended March 31, 2019.

Newsquest's assets and liabilities were translated from British pounds sterling to U.S. dollars at the March 31, 2020 exchange rate of 1.24. Newsquest's financial results were translated at an average rate of 1.28 for the first three months of 2020.

If the price of the British pound sterling against the U.S. dollar had been 10% more or less than the actual price, operating income would have increased or decreased approximately $0.2 million for the first three months of 2020. In addition, a 10% fluctuation in each of ReachLocal's currencies relative to the U.S. dollar would have increased or decreased operating income by approximately $0.2 million for the first three months of 2020.

Item 4. Controls and Procedures

Based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were not effective because of the previously reported material weakness in internal control over financial reporting, which we describe in part II, Item 9A of our 2019 Form 10-K.

Remediation of Material Weakness

We continue to implement our remediation plan for the previously reported material weakness in internal control over financial reporting, described in Part II, Item 9A of our 2019 Form 10-K, which includes steps to prioritize dedicated personnel, improve reporting processes, and enhance related supporting technology. We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the material weakness are remediated as soon as possible. We will consider the material weakness remediated after the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As a result of the COVID-19 pandemic, our workforce has shifted to a primarily work from home environment beginning in March 2020. The change to remote working was rapid and while pre-existing controls were not specifically designed to operate in our current work from home operating environment, we believe that our internal controls over financial reporting were not materially impacted. We are continually monitoring and assessing the COVID-19 pandemic's effect on our internal controls to minimize the impact on their design and effectiveness.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Except as disclosed in Note 13 — Commitments, contingencies and other matters, there have been no material developments with respect to our potential liability for legal and environmental matters previously reported in our 2019 Annual Report on Form 10-K.

Item 1A. Risk Factors

You should carefully consider the following risks and other information in this Quarterly Report on Form 10-Q in evaluating us and our common stock. Any of the following risks could materially and adversely affect our results of operations, financial condition, our ability to make distributions on our common stock and the market price of our common stock. For ease of review, the risk factors generally have been grouped into categories, but many of the risks described in a given category relate to multiple categories.

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

The terms of our indebtedness impose significant operating and financial restrictions on us. Our credit facility requires us to comply with numerous affirmative and negative covenants, including a requirement to maintain minimum liquidity of $20 million, and restrictions limiting our ability to, among other things, incur additional indebtedness, make investments and acquisitions, pay certain dividends, sell assets, merge, incur certain liens, enter into agreements with its affiliates, make capital expenditures, change our business, engage in sale/leaseback transactions, and modify our organizational documents. With respect to dividends, we can only pay cash dividends up to an agreed-upon amount, provided the ratio of consolidated debt to EBITDA (as such terms are defined in the credit facility) does not exceed a specified ratio. Stockholders also should be aware that they have no contractual or other legal right to dividends that have not been declared.

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

In recent years, we have experienced declining revenue (on a same-store basis). The majority of our revenue is from (i) advertising and marketing services and (ii) paid circulation (in each case, both in print and digital mediums). Print advertising alone accounted for approximately 28% of our total revenue as of March 31, 2020.

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

We also generate revenue from a commercial printing and distribution business that manage printing and distribution of publications for third parties, which generated approximately 5% of our revenue in the first quarter 2020. Our commercial and / or printing businesses could also be adversely affected by the same secular trends that are affecting our core advertising and circulation revenues. These third parties are experiencing the same print volume declines our business experiences and as such our commercial printing and distribution revenues could experience declines in the future. In addition, our relationships with these third parties are generally pursuant to short-term contracts, and a decision by any of the three largest national publications or the major local publications to cease publishing in those markets or seek alternatives to their current business practice of partnering with us could have an additional adverse effect on our revenue trends.

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

Our advertising revenues and, to a lesser extent, circulation revenues, depend upon a variety of factors specific to the communities that our publications serve. These factors include, among others, the size and demographic characteristics of the local population, local economic conditions in general and the economic condition of the retail segments of the communities that our publications serve. The effects of the COVID-19 pandemic, including mandatory business closures, have generally worsened the economic condition of many retail segments. If the local economy, population or prevailing retail environment of a community we serve experiences a downturn, our publications, revenues and profitability in that market could be adversely affected. Our advertising revenues are also susceptible to negative trends in the general economy that affect customer spending. The advertisers in our newspapers and other publications and related websites are primarily retail businesses that can be significantly affected by regional or national economic downturns and other developments. For example, many traditional retail companies continue to face greater competition from online retailers and face uncertainty in their businesses, which has reduced and may continue to reduce their advertising spending. Declines in the U.S. economy could also significantly affect key advertising revenue categories, such as help wanted, real estate, and automotive. The effects of the COVID-19 pandemic have generally exacerbated these circumstances.

We expect the COVID-19 pandemic to have a material negative impact on our business and results of operations in the near term, and possibly longer.

While we are generally exempt from governmental mandates requiring closures of non-essential businesses in response to the COVID-19 pandemic, actions taken to mitigate the pandemic could materially and adversely affect our business. Our ability to generate revenue is highly sensitive to the strength of the economies in which we operate, and actions taken to mitigate the COVID-19 pandemic, including widespread business closures and social distancing measures, could lead to an economic recession. During the first quarter of 2020, we experienced revenue and profitability declines in connection with the COVID-19 global pandemic. During March 2020, we began to experience decreased demand for our advertising and digital marketing services as well as reductions in the single copy and commercial distribution of our newspapers. Declining revenue may impair our ability to generate sufficient cash flows to service our term loan facility with Apollo. Accordingly, the COVID-19 pandemic has had the effect of heightening various risks described in this Form 10-Q.

While we have implemented, and continue to implement, measures intended to reduce costs and preserve cash flow in response to COVID-19 pandemic (including, but not limited to, employee furloughs, decreases in employee compensation and reductions in discretionary spending), there can be no assurance that we will be able to offset the negative impacts of the pandemic and that we will have sufficient cash flow to satisfy our commitments. Moreover, such measures, and further measures we may implement in the future in response to the COVID-19 pandemic, may negatively impact our reputation and our ability to attract and retain employees. See "Risks Related to Pension Obligations and Employees" below.

In the long-term, the impact of the COVID-19 pandemic on our business and results of operations will depend on the severity and length of the pandemic, the duration, effectiveness, and extent of the mitigation measures and governmental actions designed to combat the pandemic, as well as changes in customer behavior as a result of the pandemic, all of which are highly uncertain. A prolonged duration of the COVID-19 pandemic and mitigation measures could have a material negative impact on our business and results of operations.

Uncertainty and adverse changes in the general economic conditions of markets in which we participate, including due to the recent COVID-19 pandemic, may continue to negatively affect our business.

Current and future conditions in the economy have an inherent degree of uncertainty, which has been magnified by the recent COVID-19 pandemic. As a result, it is difficult to estimate the level of growth or contraction for the economy as a whole. It is even more difficult to estimate growth or contraction in various parts, sectors and regions of the economy, including the markets in which we participate. In particular, the COVID-19 pandemic and related measures to contain its spread have created significant volatility and economic uncertainty, which is expected to continue in the near term. In addition, advertisers may respond to such uncertainty by reducing their budgets or shifting priorities or spending patterns, which could have a material adverse impact on our business.

Adverse changes may also occur as a result of weak global economic conditions, declining oil prices, wavering customer confidence, increasing unemployment, volatility in stock markets, contraction of credit availability, declines in real estate values, natural disasters, or other factors affecting economic conditions in general. These changes may negatively affect the sales of our products, increase exposure to losses from bad debts, increase the cost and decrease the availability of financing, or increase costs associated with publishing and distributing our publications.

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

Newsquest operates in the U.K., and ReachLocal has international sales operations in Australia, New Zealand and Canada, as well as campaign support services in India. Revenue from Newsquest accounted for 6.7% of our Publishing segment's total revenue for the three months ended March 31, 2020. Revenue from international operations outside North America accounted for 4.7% of our Marketing Solutions segment's total revenue for the three months ended March 31, 2020. Our ability to manage these international operations successfully is subject to numerous risks inherent in foreign operations, including:

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

On March 19, 2020, Her Majesty's Treasury and Her Majesty's Revenue & Customs (HMRC) introduced updated draft legislation describing the framework of a proposed Digital Services Tax (DST) in the United Kingdom. This tax, if enacted, would apply from April 1, 2020. The 2% DST is based on the framework previously provided on July 11, 2019 and would apply to gross revenue of specified digital business models deriving value from participation of their U.K.-based users. While the tax is intended to apply to search engines, social media platforms, and online marketplaces, it may be applied to online advertising when users of our publications receive advertising based on their participation with the publications. If the DST is enacted, we may have to pay additional cash taxes which could adversely affect our results of operations, financial condition, and cash flows.

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

The value of our intangible assets may become impaired, which could adversely affect future reported results of operations and stockholders’ equity

Our goodwill and indefinite-lived assets (mastheads) are subject to annual impairment testing, and more frequent testing upon the occurrence of certain events or significant changes in our circumstances, to determine whether the fair value of such assets is less than the their carrying value. In such case, a non-cash charge to earnings may be necessary in the relevant period, which could adversely affect future reported results of operations and stockholders’ equity. At March 31, 2020, the carrying value of our goodwill was $909.7 million, the carrying value of mastheads was $177.7 million, and the carrying value of our amortizable intangible assets was $804.3 million.

We performed assessments for possible impairment of the carrying value of goodwill and indefinite-lived intangibles in connection with the Legacy Gannett acquisition and as of December 31, 2019. For the impairment assessments performed for the fourth quarter of 2019, the fair value of the Domestic Publishing, Newsquest and Marketing Solutions reporting units were less than 10% greater than the carrying value. The footnotes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 describe the key assumptions used in the 2019 goodwill impairment analysis.

As of March 31, 2020, we performed a review of potential impairment indicators. In connection with our review, we noted that the market capitalization of the Company declined significantly during the three months ended March 31, 2020 and there was widespread stock-market volatility, resulting from the COVID-19 pandemic. Although we expect our near-term operating results to be negatively impacted as a result of the COVID-19 pandemic, our overall financial forecasts have not changed materially from the financial forecasts used in our year-end impairment assessment. As a result, we concluded that it was not more likely than not that the fair value of our reporting units is less than carrying value. We reached a similar conclusion for our indefinite-lived intangible assets, which consist of mastheads.

Management assumptions used to calculate fair value are highly subjective and involve forecasts of future economic and market conditions and their impact on operating performance. Changes in key assumptions impacting the analyses could result in the recognition of impairment. The severity and length of the COVID-19 pandemic, the duration and extent of the mitigation measures and governmental actions designed to combat the pandemic, as well as the changes in customers behavior as a result of the pandemic, all of which are highly uncertain and difficult to predict at the current time, could negatively impact our future assessment of projected results of operations and the underlying assumptions utilized in the determination of the estimated fair values of the reporting units and related mastheads.

For further information on goodwill and intangible assets, see Note 6 — Goodwill & Intangible Assets.

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

As a result of the COVID-19 pandemic, our workforce has shifted to primarily working from home beginning in March 2020. Our pre-existing controls were not specifically designed to operate in our current work-from-home operating environment, and there can be no assurance that they will be effective in the current environment.

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

There can be no assurance that any security measures we, or our third-party service providers, take will be effective in preventing a data breach. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. If an actual or perceived breach of our security occurs, the perception of the effectiveness of our security measures could be harmed and we could lose customers or users. Failure to protect confidential customer data or to provide customers with adequate notice of our privacy policies could also subject us to liabilities imposed by United States federal and state regulatory agencies or courts. We could also be subject to evolving state laws that impose data breach notification requirements, specific data security obligations, or other customer privacy-related requirements. Our failure to comply with any of these laws or regulations may have an adverse effect on our business, financial condition and results of operations.

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

In recent years, we have experienced significant increases in the cost of employee benefits because of economic factors beyond our control, including increases in health care costs. At least some of these factors may continue to put upward pressure on the cost of providing medical benefits. Although we have actively sought to control increases in these costs, there can be no assurance that we will succeed in limiting cost increases and continued upward pressure could reduce the profitability of our businesses.

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

There are conflicts of interest inherent in our relationship with our Manager insofar as our Manager and its affiliates-including investment funds, private investment funds, or businesses managed by our Manager-invest in media assets and whose investment objectives may overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. Certain members of our Board of Directors and employees of our Manager, who may also be our officers, also serve as officers and/or directors of these other entities. Although we have the same Manager, we may compete with entities affiliated with our Manager or Fortress for certain target assets. From time to time, affiliates of Fortress may focus on investments in assets with a similar profile as our target assets that we may seek to acquire. These affiliates may have meaningful purchasing capacity, which may change over time depending upon a variety of factors, including, but not limited to, available equity capital and debt financing, market conditions and cash on hand. In addition, with respect to Fortress funds in the process of selling investments, our Manager may be incentivized to regard the sale of such assets to us positively, particularly if a sale to an unrelated third party would result in a loss of fees to our Manager.

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

Our Common Stock may be delisted from the NYSE if we fail to comply with continued listing standards.

Our Common Stock currently trades on the New York Stock Exchange (“NYSE”), and the continued listing of our Common Stock on the NYSE is subject to our compliance with a number of listing standards, including minimum share price requirements. If we fall out of compliance with NYSE’s listing standards and fail to regain compliance within the applicable cure periods, our Common Stock may be delisted from the NYSE. Failure to maintain our NYSE listing could negatively impact us and our stockholders by reducing the willingness of investors to hold our common stock because of the resulting decreased price, liquidity and trading of our common stock, and analyst coverage, among others.

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

We have suspended our quarterly dividend and may not be able to pay dividends in the future or at all.

On April 1, 2020, we announced that our Board of Directors determined that it is in the best interests of our stockholders for the Company to preserve liquidity by suspending our quarterly dividend. Although we expect to reinstate the dividend when appropriate, subject to approval by our Board of Directors and restrictions in our credit facility, there can be no assurance if or when we will resume paying dividends on a regular basis.

Under our credit facility, we can only pay cash dividends up to an agreed-upon amount and provided that the ratio of consolidated debt to EBITDA (as such terms are defined in the credit facility) does not exceed a specified ratio. Stockholders also should be aware that they have no contractual or other legal right to dividends that have not been declared.

The Board of Directors’ determinations regarding dividends will depend on a variety of factors, including the Company’s GAAP net income, free cash flow generated from operations or other sources, liquidity position and potential alternative uses of cash, such as acquisitions, as well as economic conditions and expected future financial results. There can be no guarantee regarding the timing and amount of any dividends. Our ability to resume payment of dividends in the future will depend on our future financial performance, which in turn depends on the successful implementation of our strategy and on financial, competitive, regulatory, technical and other factors, general economic conditions, demand and selling prices for our products and other factors specific to our industry or specific projects, many of which are beyond our control. Therefore, our ability to generate free cash flow depends on the performance of our operations and could be limited by decreases in our profitability or increases in costs, capital expenditures, or debt servicing requirements.

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

The percentage ownership of our existing stockholders may also be diluted in the future as result of the issuance of ordinary shares in Gannett upon the exercise of 10-year warrants (the “Gannett Warrants”). The Gannett Warrants collectively represent the right to acquire Gannett Common Stock, which in the aggregate are equal to 5% of Gannett Common Stock outstanding as of November 26, 2013 (calculated prior to dilution from shares of Gannett Common Stock issued pursuant to Drive Shack Inc.'s (formerly known as Newcastle Investment Corp.) contribution of Local Media Group Holdings LLC and assignment of related stock purchase agreement to Gannett (the “Local Media Contribution”)) at a strike price of $46.35 calculated based on a total equity value of Gannett prior to the Local Media Contribution of $1.2 billion as of November 26, 2013. As a result, Gannett Common Stock may be subject to dilution upon the exercise of such Gannett Warrants. As of December 31, 2019, the Gannett Warrants were equal to 1% of Gannett Common Stock outstanding as of December 31, 2019 at a strike price of $46.35.

Furthermore, the percentage ownership in Gannett may be diluted in the future because of options issued to our Manager. As of March 31, 2020, there were 6,068,075 options outstanding at a weighted average exercise price of $13.97.

Dilution may also result from the issuances of shares under our equity compensation plans (our "Incentive Plans"), which provide for the grant of equity and equity-based awards, including restricted stock, stock options, stock appreciation rights, performance awards, and other equity-based and non-equity based awards, in each case to our directors, officers, employees, among others. As of December 31, 2019, the number of shares reserved for issuance under our Incentive Plans was $15 million.

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

Our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the raider and to encourage prospective acquirers to negotiate with our Board rather than to attempt a hostile takeover. These provisions provide for:

•
Amendment of provisions in our amended and restated certificate of incorporation and amended and restated bylaws regarding the election of directors, the term of office of directors, the filling of director vacancies and the resignation and removal of directors only upon the affirmative vote of at least 80% of the then issued and outstanding shares of our capital stock entitled to vote thereon;

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

We have authorization from our Board of Directors to repurchase up to $100.0 million of the Company's common stock through May 19, 2020, subject to certain restrictions in the Company's Credit Facility. We are not obligated to repurchase any specific amount of shares. The timing and amount of repurchases, if any, depends on several factors, including market and business conditions, the market price of shares of our common stock and our overall capital structure and liquidity position, including the nature of other potential uses of cash, not limited to investments in growth. There can be no assurance that any repurchases will have the effects we anticipated, and our repurchases will utilize cash that we will not be able to use in other ways, whether to grow the business or otherwise.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

This item is not applicable.

Item 3. Defaults Upon Senior Securities

This item is not applicable.

Item 4. Mine Safety Disclosures

This item is not applicable.

Item 5. Other Information

This item is not applicable.

Item 6. Exhibits

3.1	Certificate of Designation of Series A Junior Participating Preferred Stock of Gannett Co., Inc.	Certificate of Designation of Series A Junior Participating Preferred Stock of Gannett Co., Inc.

4.1	Section 382 Rights Agreement, dated as of April 6, 2020, between Gannett Co., Inc. and American Stock Transfer & Trust Company LLC, as Rights Agent.	Incorporated by reference to Exhibit 4.1 to Gannett’s Current Report on Form 8-K, filed April 7, 2020.

10.1	Transition Services Agreement, dated January 6, 2020, by and between Gannett Co., Inc. and Alison K. Engel.	Incorporated by reference to Exhibit 10.1 to Gannett’s Current Report on Form 8-K, filed January 8, 2020.

10.2	Offer Letter Agreement, dated March 25, 2020, by and between Gannett Co., Inc. and Douglas E. Horne.	Incorporated by reference to Exhibit 10.1 to Gannett’s Current Report on Form 8-K, filed April 6, 2020.

10.3
Amendment No. 1, dated as of December 9, 2019, to the Credit Agreement, dated as of November 19, 2019, by and among Gannett Co., Inc., Gannett Holdings LLC, each person listed as a guarantor on the signature pages thereto, the lenders from time to time party thereto and Cortland Capital Market Services LLC, as collateral agent and administrative agent.

Attached.

10.4
Amendment No. 2, dated as of April 6, 2020, to the Credit Agreement, dated as of November 19, 2019, by and among Gannett Co., Inc., Gannett Holdings LLC, each person listed as a guarantor on the signature pages thereto, the lenders from time to time party thereto and Cortland Capital Market Services LLC, as collateral agent and administrative agent.

Attached.

31-1	Rule 13a-14(a) Certification of CEO	Attached.

31-2	Rule 13a-14(a) Certification of CFO	Attached.

32-1	Section 1350 Certification of CEO	Attached.

32-2	Section 1350 Certification of CFO	Attached.

101
The following financial information from Gannett Co., Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets at March 31, 2020 and December 31, 2019, (ii) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the fiscal quarters ended March 31, 2020 and March 31, 2019, (iii) Unaudited Condensed Consolidated Statements of Cash Flow for the fiscal quarters ended March 31, 2020 and March 31, 2019, and (iv) Unaudited Notes to Condensed Consolidated Financial Statements
Attached.

104	Cover Page Interactive Data File (formatted as Inline XBRL and embedded within the Inline XBRL document)	Attached.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2020	GANNETT CO., INC.

/s/ Douglas E. Horne
Douglas E. Horne
Chief Financial Officer
(on behalf of Registrant and as Principal Financial Officer)