Form 10-Q
period 2020-06-30
Gannett Co., Inc.
filed 2020-08-06
CIK 1579684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 3, 2020, the total number of shares of the registrant's Common Stock, $0.01 par value, outstanding was 136,305,331.

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

Forward-looking statements are based on management’s current expectations and beliefs and are subject to a number of known and unknown risks, uncertainties, and other factors that could lead to actual results materially different from those described in the forward-looking statements. We can give no assurance our expectations will be attained. Our actual results, liquidity, and financial condition may differ from the anticipated results, liquidity, and financial condition indicated in these forward-looking statements. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause our actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others:

•	Risks and uncertainties associated with the ongoing COVID-19 pandemic;

•	General economic and market conditions;

•	Economic conditions in the various regions of the United States;

•	The growing shift within the publishing industry from traditional print media to digital forms of publication;

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

INDEX TO GANNETT CO., INC.
Q2 2020 FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries

in thousands, except share data	June 30, 2020	December 31, 2019
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$158,603	$156,042
Accounts receivable, net of allowance for doubtful accounts of $26,560 and $19,923	288,509	438,523
Inventories	40,468	55,090
Prepaid expenses and other current assets	125,208	129,460
Total current assets	612,788	779,115
Property, plant and equipment, at cost net of accumulated depreciation of $358,746 and $277,291	718,590	815,807
Operating lease assets	296,128	309,112
Goodwill	559,623	914,331
Intangible assets, net	920,525	1,012,564
Deferred income tax assets	105,051	76,297
Other assets	125,212	112,876
Total assets	$3,337,917	$4,020,102

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$327,071	$453,628
Deferred revenue	213,988	218,823
Current portion of long-term debt	—	3,300
Other current liabilities	47,017	42,702
Total current liabilities	588,076	718,453
Long-term debt	1,633,449	1,636,335
Convertible debt	3,300	3,300
Deferred tax liabilities	6,256	9,052
Pension and other postretirement benefit obligations	214,084	235,906
Long-term operating lease liabilities	282,896	297,662
Other long-term liabilities	157,313	136,188
Total noncurrent liabilities	2,297,298	2,318,443
Total liabilities	2,885,374	3,036,896
Redeemable noncontrolling interests	458	1,850
Commitments and contingent liabilities (See Note 12)

Equity
Common stock of $0.01 par value per share, 2,000,000,000 shares authorized, 136,885,320 issued and 136,114,347 shares outstanding at June 30, 2020; 129,386,258 issued and 128,991,544 shares outstanding at December 31, 2019	1,369	1,294
Treasury stock at cost, 770,973 and 394,714 shares at June 30, 2020 and December 31, 2019, respectively	(4,818)	(2,876)
Additional paid-in capital	1,101,899	1,090,694
Accumulated deficit	(633,003)	(115,958)
Accumulated other comprehensive income (loss)	(13,362)	8,202
Total equity	452,085	981,356
Total liabilities and equity	$3,337,917	$4,020,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Gannett Co., Inc. and Subsidiaries
Unaudited; in thousands, except share data

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Operating revenues:
Advertising and marketing services	$356,918	$204,697	$843,929	$398,242
Circulation	342,646	150,850	717,369	303,015
Other	67,436	48,840	154,385	90,730
Total operating revenues	767,000	404,387	1,715,683	791,987
Operating expenses:
Operating costs	476,735	233,407	1,043,199	462,902
Selling, general and administrative expenses	226,484	126,628	525,622	255,676
Depreciation and amortization	66,327	23,328	144,352	44,251
Integration and reorganization costs	32,306	4,278	60,560	10,077
Acquisition costs	2,379	2,364	8,348	3,137
Impairment of property, plant and equipment	6,859	1,262	6,859	2,469
Goodwill and intangible impairment	393,446	—	393,446	—
Loss on sale or disposal of assets	88	947	745	2,737
Total operating expenses	1,204,624	392,214	2,183,131	781,249
Operating income (loss)	(437,624)	12,173	(467,448)	10,738
Non-operating (income) expense:
Interest expense	57,928	10,212	115,827	20,346
Loss on early extinguishment of debt	369	—	1,174	—
Non-operating pension income	(17,553)	(208)	(36,099)	(417)
Other income, net	(6,261)	(103)	(4,616)	(154)
Non-operating expense	34,483	9,901	76,286	19,775
Net income (loss) before income taxes	(472,107)	2,272	(543,734)	(9,037)
Benefit for income taxes	(34,276)	(343)	(25,297)	(2,297)
Net income (loss)	(437,831)	2,615	(518,437)	(6,740)
Net income (loss) attributable to redeemable noncontrolling interests	(938)	(200)	(1,392)	(449)
Net income (loss) attributable to Gannett	$(436,893)	$2,815	$(517,045)	$(6,291)
Income (loss) per share attributable to Gannett - basic	$(3.32)	$0.05	$(3.95)	$(0.10)
Income (loss) per share attributable to Gannett - diluted	$(3.32)	$0.05	$(3.95)	$(0.10)
Dividends declared per share	$0.00	$0.38	$0.00	$0.76

Other comprehensive loss:
Foreign currency translation adjustments	$(2,552)	3	$(16,585)	3
Pension and other postretirement benefit items:
Net actuarial loss	(8,078)	—	(8,078)	—
Amortization of net actuarial gain	(11)	(30)	(25)	(60)
Other	95	—	1,061	—
Total pension and other postretirement benefit items	(7,994)	(30)	(7,042)	(60)
Other comprehensive loss before tax	(10,546)	(27)	(23,627)	(57)
Income tax effect related to components of other comprehensive income	2,059	—	2,063	—
Other comprehensive loss, net of tax	(8,487)	(27)	(21,564)	(57)
Comprehensive loss	(446,318)	2,588	(540,001)	(6,797)
Comprehensive loss attributable to redeemable noncontrolling interests	(938)	(200)	(1,392)	(449)
Comprehensive loss attributable to Gannett	$(445,380)	$2,788	$(538,609)	$(6,348)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY GANNETT CO., INC.

Unaudited; in thousands, except share data
	Common stock		Additional Paid-in Capital	Accumulated other comprehensive income (loss)	Retained Earnings (Accumulated Deficit)	Treasury stock
	Shares	Amount				Shares	Amount	Total
Three months ended June 30, 2020
Balance as of March 31, 2020	132,715,532	$1,327	$1,093,705	$(4,875)	$(196,110)	657,165	$(4,491)	$889,556
Net income (loss)	—	—	—	—	(436,893)	—	—	(436,893)
Restricted share grants	3,531,279	36	(36)	—	—	—	—	—
Restricted stock awards settled, net of withholdings	251,250	3	(109)	—	—	—	—	(106)
Other comprehensive income, net of income taxes of $2,059	—	—	—	(8,487)		—	—	(8,487)
Equity-based compensation expense	—	—	7,391	—	—	—	—	7,391
Issuance of common stock	387,259	3	1,021	—	—	—	—	1,024
Purchase of treasury stock	—	—	—	—	—	55,236	(326)	(326)
Restricted share forfeiture	—	—	—	—	—	58,572	(1)	(1)
Other activity	—	—	(73)	—	—	—	—	(73)
Balance as of June 30, 2020	136,885,320	1,369	1,101,899	(13,362)	(633,003)	770,973	(4,818)	452,085

Three months ended June 30, 2019
Balance as of March 31, 2019	60,806,451	$608	$699,787	$(6,911)	$(5,224)	276,590	$(2,562)	$685,698
Net income (loss)	—	—	—	—	2,815	—	—	2,815
Other comprehensive income, net of income taxes of $0	—	—	—	(27)	—	—	—	(27)
Equity-based compensation expense	—	—	707	—	—	—	—	707
Purchase of treasury stock	—	—	—	—	—	955	(11)	(11)
Restricted share forfeiture	—	—	—	—	—	47,232	—	—
Dividends declared	—	—	(22,920)	—	—	—	—	(22,920)
Balance as of June 30, 2019	60,806,451	$608	$677,574	$(6,938)	$(2,409)	324,777	$(2,573)	$666,262

The accompanying notes are an integral part of these consolidated financial statements.

Unaudited; in thousands, except share data
	Common stock		Additional Paid-in Capital	Accumulated other comprehensive income (loss)	Retained Earnings (Accumulated Deficit)	Treasury stock
	Shares	Amount				Shares	Amount	Total
Six months ended June 30, 2020
Balance as of December 30, 2019	129,386,258	$1,294	$1,090,694	$8,202	$(115,958)	394,714	$(2,876)	$981,356
Net income (loss)	—	—	—	—	(517,045)	—	—	(517,045)
Restricted share grants	4,346,313	44	(44)	—	—	—	—	—
Restricted stock awards settled	2,508,585	25	(9,953)	—	—	—	—	(9,928)
Other comprehensive income, net of income taxes of $2,063	—	—	—	(21,564)	—	—	—	(21,564)
Equity-based compensation expense	—	—	18,968		—	—	—	18,968
Issuance of common stock	644,164	6	2,570	—	—			2,576
Purchase of treasury stock	—	—	—	—	—	317,687	(1,941)	(1,941)
Restricted share forfeiture	—	—	—	—	—	58,572	(1)	(1)
Other activity	—	—	(336)	—	—	—	—	(336)
Balance as of June 30, 2020	136,885,320	1,369	1,101,899	(13,362)	(633,003)	770,973	(4,818)	452,085

Six months ended June 30, 2019
Balance as of December 30, 2018	60,508,249	$605	$721,605	$(6,881)	$3,767	201,963	$(1,873)	$717,223
Net income (loss)	—	—	—	—	(6,291)	—	—	(6,291)
Restricted share grants	298,202	3	(3)	—	—	—	—	—
Other comprehensive income, net of income taxes of $0	—	—	—	(57)	—	—	—	(57)
Equity-based compensation expense	—	—	1,843	—	—	—	—	1,843
Impact of adoption of ASC 842 - Leases	—	—	—	—	115	—	—	115
Purchase of treasury stock	—	—	—	—	—	52,721	(700)	(700)
Restricted share forfeiture	—	—	—	—	—	70,093	—	—
Dividends declared	—	—	(45,871)	—	—	—	—	(45,871)
Balance as of June 30, 2019	60,806,451	608	677,574	(6,938)	(2,409)	324,777	(2,573)	666,262

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Gannett Co., Inc. and Subsidiaries
Unaudited; in thousands

	Six months ended June 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(518,437)	$(6,740)
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	144,352	44,251
Equity-based compensation expense	18,968	1,843
Non-cash interest expense	11,902	689
Loss on sale or disposal of assets	745	2,737
Loss on early extinguishment of debt	1,174	—
Goodwill and intangible impairment	393,446	—
Impairment of property, plant and equipment	6,859	2,469
Pension and other postretirement benefit obligations, net of contributions	(49,064)	(649)
Change in other assets and liabilities, net	14,695	13,053
Net cash provided by operating activities	24,640	57,653
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(39,353)
Purchase of property, plant, and equipment	(22,157)	(4,934)
Proceeds from sale of real estate and other assets	17,792	7,107
Insurance proceeds received for damage to property	1,643	—
Change in other investing activities	(304)	—
Net cash used for investing activities	(3,026)	(37,180)
Cash flows from financing activities:
Repayment under term loans	(18,985)	(11,296)
Borrowing under revolving credit facility	—	102,900
Repayments under revolving credit facility	—	(94,900)
Payments for employee taxes withheld from stock awards	(1,942)	(700)
Issuance of common stock	1,007	—
Payment of dividends	—	(46,066)
Changes in other financing activities	(411)	—
Net cash used for financing activities	(20,331)	(50,062)
Effect of currency exchange rate change on cash	(780)	3
Increase (decrease) in cash and cash equivalents and restricted cash	503	(29,586)
Balance of cash, cash equivalents, and restricted cash at beginning of period	188,664	52,770
Balance of cash, cash equivalents, and restricted cash at end of period	$189,167	$23,184

Supplemental cash flow information:
Cash paid for taxes, net of refunds	$(1,720)	$921
Cash paid for interest	$125,311	$22,684
Non-cash investing and financing activities:
Accrued capital expenditures	$718	$183
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — Basis of presentation and summary of significant accounting policies

Description of business: Gannett Co., Inc. ("Gannett", "we", "us", "our", or the "Company") is an innovative, digitally focused media and marketing solutions company committed to fostering the communities in our network and helping them build relationships with their local businesses. On November 19, 2019, New Media Investment Group Inc. ("Legacy New Media") completed its acquisition of Gannett Co., Inc. (which was renamed Gannett Media Corp. and is referred herein as "Legacy Gannett"), which retained the name Gannett Co., Inc. and trades on the New York Stock Exchange under the ticker symbol "GCI".

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

COVID-19 Pandemic: The newspaper industry and the Company have experienced declining same-store revenue and profitability over the past several years, and these industry trends are expected to continue in the future. Additionally, during the six months ended June 30, 2020, the Company experienced additional revenue and profitability declines in connection with the COVID-19 global pandemic. More specifically, during March 2020, the Company began to experience decreased demand for its advertising and digital marketing services, commercial print and distribution services, as well as reductions in the single copy and commercial distribution of its newspapers. At this point, the Company’s newspaper production operations have not been significantly impacted and the vast majority of the Company’s non-production employees are currently working remotely. However, the COVID-19 global pandemic had a significant negative impact on the Company’s business and results of operations during the second quarter of 2020, and we expect it to continue to have an impact in future periods. Longer-term, the impact of the COVID-19 pandemic on the Company’s business and results of operations will depend on the severity and length of the pandemic, the duration and extent of the mitigation measures and governmental actions designed to combat the pandemic, as well as the changes in customer behavior as a result of the pandemic, all of which are highly uncertain. As a result, the Company has implemented, and continues to implement, measures to reduce costs and preserve cash flow. These measures include suspension of the quarterly dividend, employee furloughs, decreases in employee compensation, as well as reductions in discretionary spending. In addition, the Company has deferred certain payroll tax remittance as permitted under the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") and negotiated the deferral of pension contributions, as well as continuing with its previously disclosed plan to monetize non-core assets. The Company believes these initiatives, along with cash on hand and cash provided by operating activities, will provide sufficient cash flow to enable the Company to meet its commitments. However, these measures will not be sufficient to fully offset the negative impact of the COVID-19 pandemic on the Company's business and results of operations.

Basis of presentation: Our condensed consolidated financial statements are unaudited; however, in the opinion of management, they contain all of the adjustments (consisting of those of a normal, recurring nature) considered necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") applicable to interim periods. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company consolidates entities that it controls due to ownership of a majority voting interest. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Use of estimates: The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and footnotes thereto. Actual results could differ from those estimates. The COVID-19 pandemic has caused increased uncertainty in estimates and assumptions affecting the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements.

Examples of significant estimates include pension and postretirement benefit obligation assumptions, income taxes, leases, self-insurance liabilities, impairment analysis, stock-based compensation, business combinations and valuation of property, plant and equipment and intangible assets. Actual results could differ from those estimates.

Fiscal period: Starting in 2019 and subsequent to our acquisition of Legacy Gannett, our fiscal period end coincides with the Gregorian calendar. In periods prior to the acquisition, our fiscal periods ended on the last Sunday of the calendar month. Our fiscal period for the second quarter of 2019 was June 30, 2019.

Advertising and marketing services revenues: Pursuant to our acquisition of Legacy Gannett, we realigned the presentation of marketing services revenues generated by our UpCurve subsidiary from other revenues to advertising and marketing services revenue on the Condensed consolidated statements of operations and comprehensive income (loss). As a result of this updated presentation, advertising and marketing services revenues increased and other revenues decreased $19.9 million for the three months ended June 30, 2019 and $34.8 million for the six months ended June 30, 2019. Operating revenues, net income, retained earnings, and earnings per share remained unchanged.

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

Cash and cash equivalents, including restricted cash: Cash equivalents represent highly liquid certificates of deposit which have original maturities of three months or less. Restricted cash is held as cash collateral for certain business operations. Restricted cash primarily consists of funding for letters of credit and cash held in an irrevocable grantor trust for our deferred compensation plans. The restrictions will lapse when benefits are paid to plan participants and their beneficiaries as specified in the plans.
The following table presents a reconciliation of cash, cash equivalents, and restricted cash:

	June 30,
In thousands	2020	2019
Cash and cash equivalents	$158,603	$20,029
Restricted cash included in other current assets	9,298	3,155
Restricted cash included in investments and other assets	21,266	—
Total cash, cash equivalents, and restricted cash	$189,167	$23,184

New accounting pronouncements adopted: The following are new accounting pronouncements that we adopted in the first six months of 2020:

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

The Company’s Condensed consolidated statements of operations and comprehensive income (loss) presents revenues disaggregated by revenue type. Sales taxes and other usage-based taxes are excluded from revenues. The following table presents our revenues disaggregated by source:

	Three months ended June 30,		Six months ended June 30,
In thousands	2020	2019	2020	2019
Print advertising	$188,158	$158,205	$456,000	$309,105
Digital advertising and marketing services	168,760	46,492	387,929	89,137
Total advertising and marketing services	356,918	204,697	843,929	398,242
Circulation	342,646	150,850	717,369	303,015
Other	67,436	48,840	154,385	90,730
Total revenues	$767,000	$404,387	$1,715,683	$791,987

Approximately 6% of our quarter to date and 7% of our year to date revenues were generated from international locations.

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

The following table presents changes in the deferred revenue balance for the six months ended June 30, 2020 by type of revenue:

In thousands	Advertising, Marketing Services, and Other	Circulation	Total
Beginning balance	$67,543	$151,280	$218,823
Cash receipts	141,146	595,078	736,224
Revenue recognized	(144,172)	(596,887)	(741,059)
Ending balance	$64,517	$149,471	$213,988

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

As of June 30, 2020, our Condensed consolidated balance sheets include $296.1 million of operating lease right-to-use assets, $44.7 million of short-term operating lease liabilities included in Other current liabilities, and $282.9 million of long-term operating lease liabilities.

The components of lease expense were as follows:

	Three months ended June 30,		Six months ended June 30,
In thousands	2020	2019	2020	2019
Operating lease cost (a)	$24,437	$7,864	$48,321	$15,969
Short-term lease cost (b)	1,345	866	4,487	1,632
Net lease cost	$25,782	$8,730	$52,808	$17,601
(a) Includes variable lease costs of $2.6 million and $0.2 million, respectively, and sublease income of $0.9 million and $0.6 million, respectively, for the three months ended June 30, 2020 and 2019 and variable lease costs of $6.8 million and $0.8 million, respectively, and sublease income of $2.0 million and $1.2 million, respectively, for the six months ended June 30, 2020 and 2019.
(b) Excluding expenses relating to leases with a lease term of one month or less.

Future minimum lease payments under non-cancellable leases as of June 30, 2020 are as follows:

In thousands	Year ended December 31, (a)
2020 (excluding the six months ended June 30, 2020)	$38,209
2021	81,131
2022	72,967
2023	60,508
2024	53,594
Thereafter	236,727
Total future minimum lease payments	543,136
Less: Imputed interest	(215,575)
Total	$327,561
(a) Operating lease payments exclude $3.1 million of legally binding minimum lease payments for leases signed but not yet commenced.

Other information related to leases were as follows:

	Six months ended June 30,
In thousands, except lease term and discount rate	2020	2019
Supplemental information
Cash paid for amounts included in the measurement of operating lease liabilities	$38,989	$12,200
Right-of-use assets obtained in exchange for operating lease obligations	14,610	14,983

	As of June 30,
	2020	2019
Weighted-average remaining lease term (in years)	7.9	8.8
Weighted-average discount rate	12.78%	10.58%

NOTE 4 — Accounts receivable, net

The Company performs its evaluation of the collectability of trade receivables based on customer category. For example, trade receivables from individual subscribers to our publications are evaluated separately from trade receivables related to advertising customers. For advertising trade receivables, the Company applies a "black motor formula" methodology as the baseline to calculate the allowance for doubtful accounts. The reserve percentage is calculated as a ratio of total net bad debts (less write-offs less recoveries) for the prior three-year period to total outstanding trade accounts receivable for the same three-year period. The calculated reserve percentage by customer category is applied to the consolidated gross advertising receivable balance, irrespective of aging. In addition, each category has specific reserves for at risk accounts that vary based on the nature of the underlying trade receivables. Due to the short-term nature of our circulation receivables, the Company reserves all receivables aged over 90 days.

The following table presents changes in the allowance for doubtful accounts for the six months ended June 30, 2020:

In thousands
Beginning balance	$19,923
Current period provision	17,345
Write-offs charged against the allowance	(12,019)
Recoveries of amounts previously written-off	1,467
Foreign currency	(156)
Ending balance	$26,560

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

As of June 30, 2020, the Company estimated future credit losses for trade receivables of $7.7 million due to the potential impacts of the COVID-19 pandemic. This adjustment to the reserve was based on the analysis of higher risk accounts, which include receivables with significant changes in payment timing and aged balances. While the Company continues to realize collectability on the majority of its trade receivables, the amounts and timing have been impacted as a result of the pandemic. The Company will continue to monitor the impact of the COVID-19 pandemic and the related impact on its receivables.

For the three and six months ended June 30, 2020, the Company recorded $12.2 million and $17.3 million in bad debt expense, included in Selling, general and administrative expenses on the Condensed consolidated statements of operations and comprehensive income (loss). For the three and six months ended June 30, 2019, the Company recorded $1.9 million and $4.0 million in bad debt expense included in Selling, general and administrative expenses on the Condensed consolidated statements of operations and comprehensive income (loss). We did not record any one-time adjustments as a result of adopting the new guidance on credit losses.

NOTE 5 — Acquisitions

2019 Acquisitions

The Company acquired substantially all the assets, properties, and business of Legacy Gannett on November 19, 2019. The acquisition, which included the USA TODAY NETWORK (made up of USA TODAY and 109 local media organizations in 34 states in the U.S. and Guam, including digital sites and affiliates), ReachLocal, a marketing solutions company, and Newsquest (a wholly owned subsidiary of Legacy Gannett operating in the U.K. with more than 140 local media brands), was completed for an aggregate purchase price of $1.3 billion. The acquisition was financed from the Apollo term loan facility as described in Note 8 — Debt and the issuance of common stock to Legacy Gannett stockholders. The rationale for the acquisition was primarily the attractive nature of the various publications, businesses, and digital platforms as well as the estimated cash flows and cost-saving and revenue-generating opportunities.

The following table summarizes the final fair values of the assets and liabilities for the Legacy Gannett acquisition as of June 30, 2020. The final fair values are prior to the Company's annual impairment assessment; refer to Note 6 — Goodwill & Intangible Assets.

In thousands	Estimated fair value as previously reported (a)	Measurement period adjustments (b)	Final fair value as adjusted
Cash and restricted cash acquired	$149,452	$—	$149,452
Current assets	383,965	—	383,965
Other assets	97,459	—	97,459
Property, plant and equipment	536,511	—	536,511
Operating lease assets	200,550	—	200,550
Developed technology	47,770	(11,670)	36,100
Advertiser relationships	272,740	(16,580)	256,160
Subscriber relationships	104,490	6,100	110,590
Other customer relationships	63,820	3,540	67,360
Trade names	16,470	(630)	15,840
Mastheads	97,340	8,420	105,760
Goodwill	644,766	13,018	657,784
Total assets	2,615,333	2,198	2,617,531
Current liabilities	513,752	95	513,847
Long-term liabilities	787,019	2,103	789,122
Total liabilities	1,300,771	2,198	1,302,969
Net assets	$1,314,562	$—	$1,314,562

(a) As previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
(b) The Company recorded measurement period adjustments during the six months ended June 30, 2020. The measurement period adjustments were primarily related to obtaining new facts and circumstances that existed as of the acquisition date that impact the financial projections and carrying values used to value acquired assets and liabilities, including the finalization of certain contracts with customers that impacted the value of intangible assets recorded. The increase to Long-term liabilities was primarily the result of $5.8 million in multi-employer pension liabilities offset by a decrease of $4.0 million in deferred tax liabilities. All measurement period adjustments were offset against Goodwill.

Outside of the Legacy Gannett acquisition, the Company also acquired substantially all the assets, properties and business of certain publications and businesses in 2019, which included 11 daily newspapers, 11 weekly publications, nine shoppers, a remnant advertising agency, five events production businesses, and a business community and networking platform for an aggregate purchase price of $53.4 million including working capital. Additional consideration is earned based on the achievement of EBITDA targets outlined in the asset purchase agreement for specified acquisitions. As of June 30, 2020, $7.0 million of the consideration is payable to the former stockholders and is included in Other current liabilities in the Condensed consolidated balance sheets. The acquisitions were financed from cash on hand. The rationale for the acquisitions was primarily the attractive nature, as applicable, of the various publications, businesses, and digital platforms as well as the estimated cash flows and cost-saving and revenue-generating opportunities available.

The following table summarizes the final fair values of the assets and liabilities for the aforementioned acquisitions.

in thousands	Estimated fair value as previously reported (a)	Measurement period adjustments (b)	Final fair value as adjusted
Cash acquired	$323	$—	$323
Current assets	9,320	(112)	9,208
Other assets	950	—	950
Property, plant and equipment	20,492	730	21,222
Non-compete agreements	280	—	280
Advertiser relationships	2,357	279	2,636
Subscriber relationships	1,457	—	1,457
Other customer relationships	1,323	2,942	4,265
Software	140	2,130	2,270
Trade names	299	2,105	2,404
Mastheads	2,896	—	2,896
Goodwill	20,850	(1,248)	19,602
Total assets	60,687	6,826	67,513
Current liabilities assumed	11,961	—	11,961
Long-term liabilities assumed	463	50	513
Total liabilities	12,424	50	12,474
Minority interest	$1,651	$—	$1,651
Net assets	$46,612	$6,776	$53,388

(a) As previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
(b) During the six months ended June 30, 2020, the Company recognized a contingent liability of $7.0 million for earnout payments not made and finalized the allocation of purchase price to certain customer relationships, software, and trade name intangible assets acquired.

Pro forma information: The following table sets forth unaudited pro forma results of operations assuming the Legacy Gannett acquisition, along with transactions necessary to finance the acquisition, occurred at the beginning of 2019:

	Three months ended	Six months ended
In thousands; unaudited	June 30, 2019	June 30, 2019
Total revenues	$1,063,689	$2,113,678
Net income (loss)	88	(52,081)
Earnings (loss) per share - diluted	$0.00	$(0.42)

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

NOTE 6 — Goodwill & Intangible Assets

Goodwill and intangible assets consisted of the following:

in thousands	June 30, 2020
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets(a):
Advertiser relationships	$496,285	$100,061	$396,224
Other customer relationships	112,740	21,329	91,411
Subscriber relationships	265,491	60,059	205,432
Other intangible assets	70,317	19,076	51,241
Total	$944,833	$200,525	$744,308
Non-amortized intangible assets:
Goodwill	$559,623
Mastheads(a)	176,217
Total	$735,840

	December 31, 2019
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Advertiser relationships	$534,161	$75,363	$458,798
Other customer relationships	109,674	14,303	95,371
Subscriber relationships	259,391	44,878	214,513
Other intangible assets	76,552	11,229	65,323
Total	$979,778	$145,773	$834,005
Non-amortized intangible assets:
Goodwill	$914,331
Mastheads	$178,559
Total	$1,092,890

(a) Includes measurement period adjustments for the Legacy Gannett and other 2019 acquisitions. Refer to Note 5 — Acquisitions.

The balances and changes in the carrying amount of goodwill by segment are as follows:

in thousands
	Publishing(a)	Marketing Solutions	Consolidated
Gross balance at December 31, 2019	$800,606	$201,646	$1,002,252
Accumulated impairments	(84,272)	(3,649)	(87,921)
Net balance at December 31, 2019	$716,334	$197,997	$914,331

Activity during the six months ended June 30, 2019:
Goodwill impairment	(321,851)	(40,499)	(362,350)
Measurement period adjustments	70,558	(58,788)	11,770
Foreign currency exchange rate changes	(4,128)	—	(4,128)
Total	$(255,421)	$(99,287)	$(354,708)

Gross balance at June 30, 2020	$866,052	$142,858	$1,008,910
Accumulated impairments	(405,139)	(44,148)	(449,287)
Net balance at June 30, 2020	$460,913	$98,710	$559,623
(a) The Publishing segment includes the Domestic Publishing and Newsquest reporting units.

Consistent with the Company’s past practice, the Company performed its annual goodwill and indefinite-lived intangible (masthead) impairment assessment in the second quarter of 2020 with the assistance of third-party valuation specialists. Within the impairment analyses performed, the Company considered the current and expected future economic and market conditions and the impact on the fair value of each of the reporting units. The primary factors impacting the decrease in fair value include the current and expected impact of the COVID-19 pandemic on the Company’s operations. The most significant assumptions utilized in the determination of the estimated fair values include revenue and EBITDA projections, discount rates and long-term growth rates. The long-term growth rates are dependent on overall market growth rates, the competitive environment, inflation and relative currency exchange rates and could be adversely impacted by a sustained decrease in any of these measures, all of which the Company considered in determining the long-term growth rates used in the analysis, which ranged from negative 0.5% to 3%. The discount rate, which is consistent with a weighted average cost of capital that is likely to be expected by a market participant, is based upon industry required rates of return, including consideration of both debt and equity components of the capital structure. The discount rate may be impacted by adverse changes in the macroeconomic environment and volatility in the equity and debt markets. The Company considered these factors in determining the discount rates used in the analysis, which ranged from 10.0% to 15.5%.

For mastheads, the Company applied a “relief from royalty” approach, a discounted cash flow model, reflecting current assumptions, to fair value the indefinite-lived intangible assets. We compared the fair value of each indefinite-lived asset to its carrying amount, and accordingly, the Company recorded impairments of $4.0 million in both our Domestic Publishing and Newsquest reporting units.

The Company considered the impact of the COVID-19 pandemic on the Company’s operations to be an indicator of impairment under ASC 360. The Company performed a recoverability test for the long-lived asset groups, reflecting current assumptions, to determine whether an impairment loss should be measured. The undiscounted cash flows used in the recoverability test for the Newsquest long-lived asset group were less than the long-lived asset group carrying amount. The Company calculated the fair value of the long-lived asset group and recorded a $23.0 million impairment to advertiser and other customer relationships intangible assets. The discount rate and long-term growth rate assumptions were consistent with the Goodwill assumptions discussed above. Refer Note 7 — Integration and reorganization costs and impairments of property, plant and equipment, for further details on the impairment of property, plant and equipment.

For goodwill, the Company primarily utilized a discounted cash flow method to calculate the fair value of each reporting unit. Market-based metrics were reviewed to evaluate the reasonableness of the Company’s calculation. The Company compared the fair value of each reporting unit to its carrying amount, which resulted in the carrying value of all the reporting groups being in excess of the fair value. As a result, we recorded goodwill impairment charges in the second quarter of $256.5 million, $65.4 million and $40.5 million in our Domestic Publishing, Newsquest and Marketing Solutions reporting units, respectively.

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

The newspaper industry and the Company have experienced declining same-store revenue and profitability over the past several years. Should general economic, market or business conditions continue to decline and have a negative impact on estimates of future cash flow and market transaction multiples, the Company may be required to record additional impairment charges in the future.

NOTE 7 — Integration and reorganization costs and impairments of property, plant and equipment
Over the past several years, the Company has engaged in a series of individual restructuring programs, designed primarily to right-size the Company’s employee base, consolidate facilities and improve operations, including those of recently acquired entities. These initiatives impact all the Company’s operations and can be influenced by the terms of union contracts. All costs related to these programs, which primarily include severance expense, are accrued at the time of the program announcement.

Severance-related expenses: We recorded severance-related expenses by segment as follows:

	Three months ended June 30,		Six months ended June 30,
In thousands	2020	2019	2020	2019
Publishing	$19,142	$2,676	$31,418	$4,656
Marketing Solutions	2,753	180	4,137	736
Corporate and Other	3,847	24	11,966	901
Total	$25,742	$2,880	$47,521	$6,293

A rollforward of the accrued severance and related costs included in accrued expenses on the Condensed consolidated balance sheets for the six months ended June 30, 2020 are as follows:

In thousands
Beginning balance	$30,785
Restructuring provision included in integration and reorganization costs	47,521
Cash payments	(47,641)
Ending balance	$30,665

The restructuring reserve balance is expected to be paid out over the next twelve months.

Facility consolidation and other restructuring-related expenses: We recorded facility consolidation charges and other restructuring-related costs by segment as follows:

	Three months ended June 30,		Six months ended June 30,
In thousands	2020	2019	2020	2019
Publishing	$1,477	$1,398	$2,509	$1,803
Marketing Solutions	209	—	214	—
Corporate and Other	4,878	—	10,316	1,981
Total	$6,564	$1,398	$13,039	$3,784

Impairment of property, plant and equipment and accelerated depreciation: As part of ongoing cost efficiency programs, the Company has ceased a number of print operations. In addition, as a result of the Company's annual goodwill and indefinite-lived intangible impairment analysis, the Company performed a recoverability test for long-lived assets groups. There were $6.9 million of property, plant and equipment impairment charges recorded for the three months ended June 30, 2020 by the Publishing segment as a result of this test and $1.3 million property, plant and equipment impairment charges recorded for the same period in 2019 by the Corporate and other segment as a result of cost efficiency programs. For the six months ended June 30, 2020, there were $6.9 million property, plant and equipment impairment charges recorded by the Publishing segment. There were $2.5 million property, plant and equipment impairment charges recorded for the same period in 2019 by the Corporate and other segment.

We incurred $11.0 million accelerated depreciation for the three months ended June 30, 2020. $2.6 million of accelerated depreciation was incurred for the same period in 2019. For the three months ended June 30, 2020, accelerated depreciation expenses were related to the publishing segment and are included within depreciation expense. We incurred $35.8 million of accelerated depreciation for the six months ended June 30, 2020. $2.6 million of accelerated depreciation was incurred for the same period in 2019. For the six months ended June 30, 2020, accelerated depreciation expenses were related to the Publishing segment and are included within depreciation expense.

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

The term loan facility contains customary covenants and events of default, including a covenant that the Company have at least $20 million of unrestricted cash on the last day of each fiscal quarter. The term loan facility is required to be prepaid with (i) any unrestricted cash in excess of $40 million at the end of fiscal year 2020 and fiscal year 2021, (ii) 50% of excess cash flow (as such term is defined in the term loan facility) measured at the end of each fiscal quarter (beginning with the third quarter of 2020), subject to a step-up to 90% of excess cash flow for each period in fiscal year 2021 or later if the ratio of consolidated debt to EBITDA (as such terms are defined in the term loan facility) is greater than or equal to 1.00 to 1.00, and (iii) 100% of the net proceeds of any non-ordinary course asset sales. The term loan facility prohibits the payment of cash dividends prior to the thirtieth day of the second quarter of 2020, and thereafter permits payment of cash dividends up to an agreed-upon amount, provided that the ratio of consolidated debt to EBITDA (as such terms are defined therein) does not exceed a specified threshold. As of June 30, 2020, the Company is in compliance with all of the covenants and obligations under the term loan facility.

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

As of June 30, 2020, the Company had $1.7 billion in aggregate principal outstanding under the term loan facility, $4.4 million of deferred financing costs, and $99.4 million of capitalized lender fees. During the three and six months ended June 30, 2020, the Company recorded $50.6 million and $101.4 million in interest expense, respectively, $5.9 million and $11.8 million in amortization of deferred financing costs, respectively, and $0.4 million and $1.2 million for loss on early extinguishment of debt, respectively. During the three months ended June 30, 2020, the Company paid $124.7 million in interest. The effective interest rate is 12.9%.

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

The $3.3 million principal value of the remaining notes outstanding is reported as convertible debt in the Condensed consolidated balance sheets. The effective interest rate on the notes was 6.05% as of June 30, 2020.

NOTE 9 — Pensions and other postretirement benefit plans

We, along with our subsidiaries, have various defined benefit retirement plans, including plans established under collective bargaining agreements. Our retirement plans include the Gannett Retirement Plan ("GRP"), Newsquest and Romanes Pension Schemes in the U.K. ("U.K. Pension Plans"), and other defined benefit and defined contribution plans. We also provide health care and life insurance benefits to certain retired employees who meet age and service requirements.

Retirement plan costs include the following components:

	Three months ended June 30,
	2020		2019
In thousands	Pension	OPEB	Pension	OPEB
Operating expenses:
Service cost - Benefits earned during the period	$704	$19	$159	$—
Non-operating expenses (Other income):
Interest cost on benefit obligation	20,416	593	736	22
Expected return on plan assets	(38,551)	—	(936)	—
Amortization of actuarial loss (gain)	(27)	16	(39)	9
Total non-operating expenses (benefit)	$(18,162)	$609	$(239)	$31
Total expense (benefit) for retirement plans	$(17,458)	$628	$(80)	$31

	Six months ended June 30,
	2020		2019
In thousands	Pension	OPEB	Pension	OPEB
Operating expenses:
Service cost - Benefits earned during the period	$1,385	$52	$317	$—
Non-operating expenses (Other income):
Interest cost on benefit obligation	41,133	1,160	1,473	45
Expected return on plan assets	(78,367)	—	(1,875)	—
Amortization of actuarial loss (gain)	(54)	29	(78)	18
Total non-operating expenses (benefit)	$(37,288)	$1,189	$(480)	$63
Total expense (benefit) for retirement plans	$(35,903)	$1,241	$(163)	$63

During the six months ended June 30, 2020, we contributed $10.2 million and $4.3 million to our pension and other postretirement plans, respectively. In response to the COVID-19 pandemic, our U.K. Pension Plans have negotiated deferral of $12 million in 2020 contributions to be paid in 2021 and our GRP in the U.S. has deferred our contractual contributions and negotiated a contribution payment plan of $5 million per quarter starting December 31, 2020 through the end of the September 30, 2022. Additionally, $11 million in minimum required contributions for the 2019 plan year, as required by the Employee Retirement Income Security Act of 1974 ("ERISA"), have been deferred until January 1, 2021.

NOTE 10 — Income taxes

The following table outlines our pre-tax net income (loss) and income tax amounts:

	Three months ended June 30,		Six months ended June 30,
In thousands	2020	2019	2020	2019
Pre-tax net income (loss)	$(472,107)	$2,272	$(543,734)	$(9,037)
Benefit for income taxes	(34,276)	(343)	(25,297)	(2,297)
Effective tax rate	7.3%	***	4.7%	25.4%

*** Indicates a percentage that is not meaningful.

The benefit for income taxes for the three months ended June 30, 2020 was caused largely by the pre-tax net loss generated during the quarter. The benefit from income taxes was reduced due to non-deductible asset impairments, non-deductible officers' compensation, and the creation of a valuation allowance against deferred tax assets arising from non-deductible interest carryforwards. These non-deductible expenses resulted in an estimated annual effective tax rate lower than the statutory Federal rate of 21%. The benefit for income taxes for the three months ended June 30, 2020 was calculated using the estimated annual effective tax rate of 6.8%. The estimated annual effective tax rate is based on a projected tax benefit for the year.

The CARES Act was enacted on March 27, 2020. The Company will realize a tax benefit attributable to the legislation which permits a refund of tax benefits from earlier years. The legislation also allows the Company to defer certain employer payroll tax payments in 2020 to the end of 2021 and 2022. Finally, the Company is evaluating and may pursue Employee Retention Tax Credits as provided under the CARES Act. The Company continually monitors guidance from the U.S. Department of the Treasury (the "Treasury") and the Internal Revenue Service to determine whether additional tax benefits are available from this legislation and similar stimulus efforts.

The Tax Cuts and Jobs Act of 2007 (“TCJA”) revised business interest expense limitations under I.R.C. Section 163(j) such that business interest deductions are not allowed in amounts exceeding prescribed percentages of EBITDA for tax years beginning before January 1, 2022. For tax years beginning after January 1, 2022, deductible interest cannot exceed prescribed percentages of EBIT. Unused business interest deductions are carried forward and recorded as deferred tax assets. The Company has evaluated the potential utilization of such carryforward deferred tax assets and determined full valuation allowances are appropriate as future utilization is uncertain.

The total amount of unrecognized tax benefits that, if recognized, may impact the effective tax rate was approximately $33.8 million as of June 30, 2020 and $32.4 million as of December 31, 2019. The amount of accrued interest and penalties payable related to unrecognized tax benefits was $2.3 million as of June 30, 2020 and $1.9 million as of December 31, 2019.

It is reasonably possible that further adjustments to our unrecognized tax benefits may be made within the next twelve months due to audit settlements and regulatory interpretations of existing tax laws. At this time, an estimate of potential change to the amount of unrecognized tax benefits cannot be made.

NOTE 11 — Supplemental equity information

Earnings (loss) per share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

in thousands, except share data	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income (loss) attributable to Gannett	$(436,893)	$2,815	$(517,045)	$(6,291)

Basic weighted average shares outstanding	131,471	60,031	130,999	59,998
Diluted weighted average shares outstanding	131,471	60,031	130,999	59,998

The Company excluded the following securities from the computation of diluted income per share because their effect would have been antidilutive:

	Three months ended June 30,		Six months ended June 30,
in thousands, except share data	2020	2019	2020	2019
Stock warrants	1,362	1,362	1,362	1,362
Stock options	6,068	2,905	6,068	2,905
Restricted stock grants	8,510	450	8,510	450

Share repurchase program

On May 17, 2017, the Board of Directors authorized the repurchase of up to $100.0 million of the Company's common stock, par value $0.01 per share ("Common Stock") over the next twelve months ("Share Repurchase Program"). The Board of Directors had authorized extensions of the Share Repurchase Program through May 19, 2020. The plan expired on May 19, 2020 with no extension or replacement plan in place. No shares were repurchased under the program during the six months ended June 30, 2020.

Manager stock options

Pursuant to the anti-dilution provisions of the Incentive Plan, the exercise price on the 652,311 remaining options granted to the Company's manager, FIG LLC (the "Manager") in 2014 were equitably adjusted during the six months ended June 30, 2019 from $12.95 to $11.46 as a result of return of capital distributions. Also, these options were equitably adjusted during the six months ended June 30, 2020 from $11.46 to $9.94 as a result of return of capital distributions.

Pursuant to the anti-dilution provisions of the Incentive Plan, the exercise price on the 700,000 options granted to the Manager in 2015 were equitably adjusted during the six months ended June 30, 2019 from $18.94 to $17.45 as a result of return of capital distributions.  Also, these options were equitably adjusted during the six months ended June 30, 2020 from $17.45 to $15.93 as a result of return of capital distributions.

Pursuant to the anti-dilution provisions of the Incentive Plan, the exercise price on the 862,500 options granted to the Manager in 2016 were equitably adjusted during the six months ended June 30, 2019 from $13.24 to $11.75 as a result of return of capital distributions.  Also, these options were equitably adjusted during the six months ended June 30, 2020 from $11.75 to $10.23 as a result of return of capital distributions.

Pursuant to the anti-dilution provisions of the Incentive Plan, the exercise price on the 690,000 options granted to the Manager in 2018 were equitably adjusted during the six months ended June 30, 2019 from $16.45 to $14.96 as a result of return of capital distributions. Also, these options were equitably adjusted during the six months ended June 30, 2020 from $14.96 to $13.44 as a result of return of capital distributions.

The following table includes additional information regarding the Manager stock options:

in thousands, except share data	Number of Options	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2019	6,068	$1.78	$14.70	8.2	$—
Granted	—	$—	$—
Outstanding at June 30, 2020	6,068	$1.78	$13.97	7.7	$—

Exercisable at June 30, 2020	3,551	$1.78	$12.94	6.5	$—

Stock compensation

The Company recognized compensation cost for share-based payments of $7.4 million and $19.0 million for the three and six months ended June 30, 2020, respectively, and $0.7 million and $1.8 million for the three and six months ended June 30, 2019, respectively. The total compensation cost not yet recognized related to non-vested awards as of June 30, 2020 was $25.6 million, which is expected to be recognized over a weighted average period of 2.1 years through July 2022.

Restricted stock grants (“RSGs”)

The following table outlines restricted stock unit ("RSU") and performance stock unit ("PSU") award activity specific to Legacy Gannett for the six months ended June 30, 2020:

	Six months ended June 30,
	2020
in thousands, except per share data	Number of RSUs & PSUs	Weighted- Average Grant Date Fair Value
Unvested at beginning of period	7,368	$6.28
Granted	282	0.90
Vested	(3,012)	6.28
Forfeited	(371)	2.31
Unvested at end of period	4,267	$6.27

Restricted stock award activity was as follows:

	Six months ended June 30,
	2020		2019
in thousands, except per share data	Number of RSGs	Weighted- Average Grant Date Fair Value	Number of RSGs	Weighted- Average Grant Date Fair Value
Unvested at beginning of period	317	$14.61	384	$16.11
Granted	5,248	3.91	298	13.65
Vested	(1,041)	6.19	(162)	15.90
Forfeited	(283)	2.21	(70)	15.27
Unvested at end of period	4,241	$4.26	450	$14.69

As of June 30, 2020, the consolidated aggregate intrinsic value of unvested RSGs was $11.7 million.

Rights Agreement

On April 6, 2020, the Company's Board of Directors adopted a stockholder rights plan in the form of a Section 382 Rights Agreement ("Rights Agreement") to preserve and protect the Company's income tax net operating loss carryforwards ("NOLs") and other tax assets. As of December 31, 2019, the Company had approximately $435 million of NOLs available which could be used in certain circumstance to offset future federal taxable income.

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

The rights issued under the Rights Agreement will expire on the day following the certification of the voting results for Gannett’s 2021 annual meeting of shareholders, unless Gannett’s shareholders ratify the Rights Agreement at or prior to such meeting, in which case the Rights Agreement will continue in effect until April 5, 2023. The Board of Directors also has the ability to terminate the plan if it determines that doing so would be in the best interest of Gannett’s stockholders. The rights may also expire at an earlier date if certain events occur, as described more fully in the Rights Agreement filed by the Company with the Securities and Exchange Commission. The Apollo term loan facility was amended April 6, 2020, to allow for the Rights Agreement.

There were no issuances of preferred stock during the three months ended June 30, 2020.

Accumulated other comprehensive loss

The following tables summarize the components of, and the changes in, Accumulated other comprehensive loss (net of tax) for the six months ended June 30, 2020 and 2019:

	Six months ended June 30, 2020
In thousands	Retirement Plans	Foreign Currency Translation	Total
Beginning balance	$936	$7,266	$8,202
Other comprehensive income (loss) before reclassifications	(4,961)	(16,585)	(21,546)
Amounts reclassified from accumulated other comprehensive loss(1)	(18)	—	(18)
Net current period other comprehensive income (loss), net of taxes	(4,979)	(16,585)	(21,564)
Ending balance	$(4,043)	$(9,319)	$(13,362)

(1)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost. See Note 9 — Pensions and other postretirement benefit plans

	Six months ended June 30, 2019
In thousands	Retirement Plans	Foreign Currency Translation	Total
Beginning balance	$(6,881)	$—	$(6,881)
Other comprehensive income (loss) before reclassifications	—	3	3
Amounts reclassified from accumulated other comprehensive loss(1)	(60)	—	(60)
Net current period other comprehensive income (loss), net of taxes	(60)	3	(57)
Ending balance	$(6,941)	$3	$(6,938)

(1)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost. See Note 9 — Pensions and other postretirement benefit plans

Accumulated other comprehensive loss components are included in computing net periodic postretirement costs as outlined in NOTE 9 — Pensions and other postretirement benefit plans. Reclassifications out of accumulated other comprehensive loss related to these postretirement plans include the following:

	Three months ended June 30,		Six months ended June 30,
In thousands	2020	2019	2020	2019
Amortization of prior service credit, net	$—	$—	$—	$—
Amortization of actuarial gain	(11)	(30)	(25)	(60)
Total reclassifications, before tax	(11)	(30)	(25)	(60)
Income tax effect	3	—	7	—
Total reclassifications, net of tax	$(8)	$(30)	$(18)	$(60)

Dividends

The Company did not pay dividends during the six months ended June 30, 2020 and paid dividends of $46.1 million for the six months ended June 30, 2019.

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

As of June 30, 2020 and December 31, 2019, assets and liabilities recorded at fair value and measured on a recurring basis primarily consist of pension plan assets. As permitted by U.S. GAAP, we use net asset values as a practical expedient to determine the fair value of certain investments. These investments measured at net asset value have not been classified in the fair value hierarchy.

The term loan facility is recorded at carrying value, which approximates fair value, in the Condensed consolidated balance sheets and is classified as Level 3.

We also have certain assets requiring fair value measurement on a non-recurring basis. Our assets measured on a non-recurring basis are assets held for sale, which are classified as Level 3 assets and evaluated using executed purchase agreements, letters of intent, or third-party valuation analyses when certain circumstances arise. Assets held for sale totaled $21.6 million as of June 30, 2020 and $25.5 million as of December 31, 2019.

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

Environmental contingency: We assumed responsibility for certain environmental contingencies in connection with our acquisition of Legacy Gannett. More specifically, in March 2011, the Advertiser Company ("Advertiser"), a subsidiary that publishes the Montgomery Advertiser, was notified by the U.S. Environmental Protection Agency ("EPA") that it had been identified as a potentially responsible party ("PRP") for the investigation and remediation of groundwater contamination in downtown Montgomery, Alabama. The Advertiser is a member of the Downtown Environmental Alliance, which has agreed to jointly fund and conduct all required investigation and remediation. In 2016, the Advertiser and other members of the Downtown Environmental Alliance reached a settlement with the EPA regarding the costs the EPA spent to investigate the site. The EPA has transferred responsibility for oversight of the site to the Alabama Department of Environmental Management, which has approved the work plan for the additional site investigation that is currently underway. The Advertiser's final costs cannot be determined until the investigation is complete, a determination is made on whether any remediation is necessary, and contributions from other PRPs are finalized.

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

NOTE 14 — Segment reporting
We define our reportable segments based on the way the Chief Operating Decision Maker ("CODM"), which for the second quarter of 2020 comprised the Chief Executive Officer and the former Chief Executive Officer of our operating subsidiary, manages the operations for purposes of allocating resources and assessing performance. Our reportable segments include the following:

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

The CODM uses adjusted EBITDA to evaluate the performance of the segments and allocate resources. Adjusted EBITDA is a financial performance measure we believe offers a useful view of the overall operation of our businesses and may be different than similarly-titled measures used by other companies. We define Adjusted EBITDA as net income (loss) from continuing operations attributable to Gannett before (1) income tax expense (benefit), (2) interest expense, (3) gains or losses on early extinguishment of debt, (4) non-operating items, primarily pension costs, (5) depreciation and amortization, (6) integration and reorganization costs, (7) impairment of property, plant and equipment, (8) goodwill and intangible impairments, (9) net loss (gain) on sale or disposal of assets, (10) equity-based compensation, (11) acquisition costs, and (12) certain other non-recurring charges.

Management considers adjusted EBITDA to be the appropriate metric to evaluate and compare the ongoing operating performance of our segments on a consistent basis across reporting periods as it eliminates the effect of items which we do not believe are indicative of each segment's core operating performance.

The following tables present our segment information:

	Three months ended June 30, 2020
In thousands	Publishing	Marketing Solutions	Corporate and other	Intersegment Eliminations	Consolidated
Advertising and marketing services - external sales	$266,398	$89,809	$711	$—	$356,918
Advertising and marketing services - intersegment sales	25,854	—	—	(25,854)	—
Circulation	342,645	—	1	—	342,646
Other	60,996	4,754	1,686	—	67,436
Total revenues	$695,893	$94,563	$2,398	$(25,854)	$767,000

Adjusted EBITDA	$91,991	$2,784	$(16,757)	$—	$78,018

	Three months ended June 30, 2019
In thousands	Publishing	Marketing Solutions	Corporate and other	Intersegment Eliminations	Consolidated
Advertising and marketing services - external sales	$180,890	$23,157	$650	$—	$204,697
Advertising and marketing services - intersegment sales	18,288	—	—	(18,288)	—
Circulation	150,827	—	23	—	150,850
Other	44,430	4,188	222	—	48,840
Total revenues	$394,435	$27,345	$895	$(18,288)	$404,387

Adjusted EBITDA	$55,493	$(2,459)	$(5,739)	$—	$47,295

	Six months ended June 30, 2020
In thousands	Publishing	Marketing Solutions	Corporate and other	Intersegment Eliminations	Consolidated
Advertising and marketing services - external sales	$636,277	$206,092	$1,560	$—	$843,929
Advertising and marketing services - intersegment sales	59,611	—	—	(59,611)	—
Circulation	717,365	—	4	—	717,369
Other	140,790	9,752	3,843	—	154,385
Total revenues	$1,554,043	$215,844	$5,407	$(59,611)	$1,715,683

Adjusted EBITDA	$203,014	$10,668	$(36,598)	$—	$177,084

	Six months ended June 30, 2019
In thousands	Publishing	Marketing Solutions	Corporate and other	Intersegment Eliminations	Consolidated
Advertising and marketing services - external sales	$352,708	$44,547	$987	$—	$398,242
Advertising and marketing services - intersegment sales	35,328	—	—	(35,328)	—
Circulation	302,991	—	24	—	303,015
Other	81,489	8,685	556	—	90,730
Total revenues	$772,516	$53,232	$1,567	$(35,328)	$791,987

Adjusted EBITDA	$97,188	$(5,689)	$(11,354)	$—	$80,145

The following table presents our reconciliation of adjusted EBITDA to net income (loss):

	Three months ended June 30,		Six months ended June 30,
In thousands	2020	2019	2020	2019
Net income (loss) attributable to Gannett	$(436,893)	$2,815	$(517,045)	$(6,291)
Benefit for income taxes	(34,276)	(343)	(25,297)	(2,297)
Interest expense	57,928	10,212	115,827	20,346
Loss on early extinguishment of debt	369	—	1,174	—
Non-operating pension income	(17,553)	(208)	(36,099)	(417)
Other non-operating income	(6,261)	(103)	(4,616)	(154)
Depreciation and amortization	66,327	23,328	144,352	44,251
Integration and reorganization costs	32,306	4,278	60,560	10,077
Acquisition costs	2,379	2,364	8,348	3,137
Impairment of property, plant and equipment	6,859	1,262	6,859	2,469
Goodwill and intangible impairment	393,446	—	393,446	—
Loss on sale or disposal of assets	88	947	745	2,737
Equity-based compensation expense	7,391	707	18,968	1,843
Other items	5,908	2,036	9,862	4,444
Adjusted EBITDA (non-GAAP basis)	$78,018	$47,295	$177,084	$80,145

Asset information by segment is not a key measure of performance used by the CODM function. Accordingly, we have not disclosed asset information by segment. Additionally, equity income in unconsolidated investees, net, interest expense, other non-operating items, net, and benefit for income taxes, as reported in the Condensed consolidated financial statements, are not part of operating income and are primarily recorded at the corporate level.

NOTE 15 — Related party transactions

As of June 30, 2020, the Manager, which is an affiliate of Fortress Investment Group LLC ("Fortress"), and its affiliates owned approximately 4% of the Company’s outstanding stock and approximately 40% of the Company’s outstanding warrants. The Manager or its affiliates hold 6,068,075 stock options of the Company’s stock as of June 30, 2020. During the three and six months ended June 30, 2020, no dividends were paid to Fortress and its affiliates. During the three and six months ended June 30, 2019, Fortress and its affiliates were paid $0.2 million and $0.5 million in dividends, respectively.

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

The following table provides the management and incentive fees recognized and paid to the Manager:

	Three months ended June 30,		Six months ended June 30,
In thousands	2020	2019	2020	2019
Management fee expense	4,674	2,456	8,433	4,912
Incentive fee expense	—	1,413	—	1,413
Management fees paid	3,759	2,456	7,383	6,167
Incentive fees paid	—	—	2,602	5,220
Reimbursement for expenses	658	577	1,325	1,226

The Company had an outstanding liability for all Management Agreement related fees of $4.7 million and $6.5 million at June 30, 2020 and December 31, 2019, respectively, included in accrued expenses.

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

Overview

Gannett Co., Inc. ("Gannett", "we", "us", "our", or "the Company") is an innovative, digitally focused media and marketing solutions company committed to fostering the communities in our network and helping them build relationships with their local businesses. Until November 19, 2019, our corporate name was New Media Investment Group Inc. ("New Media") and Gannett Co., Inc. was a separate publicly traded company. On November 19, 2019, New Media completed its acquisition of Gannett Co., Inc. (which was renamed Gannett Media Corp. and is referred to herein as “Legacy Gannett”). In connection with the acquisition, New Media changed its name to Gannett Co., Inc. and assumed Legacy Gannett's ticker symbol "GCI" (having previously traded under "NEWM").

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

•
During 2019 prior to the acquisition of Legacy Gannett, we acquired substantially all the assets, properties, and business of certain publications and businesses, including 11 daily newspapers, 11 weekly publications, nine shoppers, a remnant advertising agency, five events production businesses, and a business community and networking platform for an aggregate purchase price of $53.4 million, including estimated working capital. As part of one of the 2019 acquisitions, the Company also acquired a 58% equity interest in the acquiree, and the minority equity owners retained a 42% interest, which has been classified as a redeemable non-controlling interest on the Condensed consolidated statements of operations and comprehensive income (loss). These acquisitions were financed from available cash on hand.

Integration and reorganization costs

•
In the three months ended June 30, 2020, the Company incurred integration and reorganization costs of $32.3 million. Of the total charges incurred, $25.7 million were related to severance activities while $6.6 million were related to other costs, including those for the purpose of consolidating operations. In the six months ended June 30, 2020, the Company incurred integration and reorganization costs of $60.6 million. Of the total charges incurred, $47.5 million were related to severance activities while $13.0 million were related to other costs, including those for the purpose of consolidating operations.

•
In the three months ended June 30, 2019, the Company incurred integration and reorganization costs of $4.3 million. Of the total charges incurred, $2.9 million were related to severance activities while $1.4 million were related to other costs, including those for the purpose of consolidating operations. In the six months ended June 30, 2019, the Company incurred integration and reorganization costs of $10.1 million. Of the total charges incurred, $6.3 million were related to severance activities while $3.8 million were related to other costs, including those for the purpose of consolidating operations.

Facility consolidation and impairment of property, plant and equipment

•
In the three months ended June 30, 2020, the Company ceased operations of 10 printing facilities as part of the synergy and ongoing cost reduction programs. As a result, the Company recognized accelerated depreciation of $11.0 million during the three months ended June 30, 2020. There were no impairment charges recognized relating to retired equipment during the three months ended June 30, 2020. In the six months ended June 30, 2020, the Company ceased operations of 24 printing facilities as part of the synergy and ongoing cost reduction programs. As a result, the Company recognized accelerated depreciation of $35.8 million during the six months ended June 30, 2020. There were no impairment charges recognized relating to retired equipment during the six months ended June 30, 2020.

•
There were $6.9 million of property, plant and equipment impairment charges recorded for the three and six months ended June 30, 2020 by the Publishing segment as a result of the Company's recoverability test for long-lived asset groups performed as of June 30, 2020.

•
In the three months ended June 30, 2019, the Company ceased operations of three print publications and eight printing operations as part of the ongoing cost reduction programs. As a result, the Company recognized impairment charges relating to retired equipment of $1.3 million during the three months ended June 30, 2019. In the six months ended June 30, 2019, the Company ceased operations of three print publications and nine printing operations as part of the ongoing cost reduction programs. As a result, the Company recognized impairment charges relating to retired equipment of $2.5 million during the six months ended June 30, 2019.

•
In the three months ended June 30, 2019, there were $1.3 million property, plant and equipment impairment charges recorded by the Corporate and other segment as a result of cost efficiency programs. For the six months ended June 30, 2019, there were $2.5 million property, plant and equipment impairment charges recorded by the Corporate and other segment.

Goodwill and intangible impairment

•
In the three and six months ended June 30, 2020, the Company incurred a goodwill and intangible impairment of $393.4 million primarily due to the current and expected impact of the COVID-19 pandemic on the Company’s operations.

•	There was no goodwill and intangible impairment recognized in the three and six months ended June 30, 2019.

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

Newsprint supply

Newsprint expense at our publishing segment was $6.7 million higher in the second quarter of 2020 compared to the second quarter of 2019 primarily due to acquired expenses of $16.5 million offset by declines in circulation and print advertising volumes and lower prices, in addition to page count reductions and press configuration efficiencies, when compared to the same period in 2019. Newsprint expense at our publishing segment was $22.0 million higher in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to acquired expenses of $38.6 million offset by declines in circulation and print advertising volumes, lower prices, page count reductions and press configuration efficiencies, when compared to the same period in 2019.

Outlook for the remainder of 2020

Strategy

The Company's areas of focus for 2020 continue to include (1) integrating the Legacy Gannett and New Media organizations and achieving synergy targets, (2) deleveraging the balance sheet via cash flow from operations and real estate monetization, and (3) driving improved revenue trends by focusing on complementary growth businesses. Key integration and synergy workstreams include consolidating production and distribution facilities, integrating and centralizing back office functions, centralizing and regionalizing our publishing sales, content, and circulation marketing organizations, and consolidating our marketing solutions organizations. The Company will continue to invest in our current growth businesses, such as digital marketing services, digital subscriptions, and events, while also experimenting with new business models, such as a marketplace model, to help offset the revenue declines from traditional businesses to enable the Company to return to revenue growth over the next three to five years.

Impacts of COVID-19

The ongoing COVID-19 pandemic and related measures to contain its spread have resulted in significant volatility and economic uncertainty, which is expected to continue in the near term. While we have generally been exempt from mandates requiring closures of non-essential business and have been able to continue operations, these circumstances are expected to continue to create volatility and unfavorable trends in our financial results as individuals and businesses rationalize expenditures during this time of uncertainty.

During the first half of 2020, the Company experienced decreased demand for its advertising and digital marketing services, commercial print and distribution services, as well as reductions in events and the single copy and commercial distribution of its newspapers. The Company currently expects that the COVID-19 global pandemic will continue to have a negative impact on the Company’s business and results of operations in the near-term. Longer-term, the ultimate impact of the COVID-19 pandemic on the Company’s business and results of operations will depend on the severity and length of the pandemic, the duration and extent of the mitigation measures and governmental actions designed to combat the pandemic, as well as the changes in customer behavior as a result of the pandemic, all of which remain highly uncertain.

As a result, the Company has implemented, and continues to implement, measures to reduce costs and preserve cash flow. These measures include suspension of the quarterly dividend, employee furloughs, decreases in employee compensation, as well as reductions in discretionary spending. In addition, the Company has deferred certain payroll tax remittance as permitted under the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") and negotiated the deferral of pension contributions, as well as continuing with its previously disclosed plan to monetize non-core assets. The Company continues to believe these initiatives, along with cash on hand, cash provided by operating activities, and relief from the CARES Act will provide sufficient cash flow to enable the Company to meet its commitments. However, these measures will not be sufficient to fully offset the impact of the COVID-19 pandemic on the Company’s business and, as such, the Company’s results of operations may be negatively impacted, and such impacts could be material.

Results of Operations

Consolidated Summary

A summary of our segment results is presented below:

	Three months ended June 30,			Six months ended June 30,
In thousands	2020	2019	Change	2020	2019	Change
Operating revenues:
Publishing	$695,893	$394,435	$301,458	$1,554,043	$772,516	$781,527
Marketing Solutions	94,563	27,345	67,218	215,844	53,232	162,612
Corporate and other	2,398	895	1,503	5,407	1,567	3,840
Intersegment eliminations	(25,854)	(18,288)	(7,566)	(59,611)	(35,328)	(24,283)
Total operating revenues	767,000	404,387	362,613	1,715,683	791,987	923,696
Operating expenses:
Publishing	$1,045,492	$370,152	$675,340	$1,876,021	$729,981	$1,146,040
Marketing Solutions	140,403	31,152	109,251	263,135	62,667	200,468
Corporate and other	44,583	9,198	35,385	103,586	23,929	79,657
Intersegment eliminations	(25,854)	(18,288)	(7,566)	(59,611)	(35,328)	(24,283)
Total operating expenses	1,204,624	392,214	812,410	2,183,131	781,249	1,401,882
Operating income (loss)	(437,624)	12,173	(449,797)	(467,448)	10,738	(478,186)
Non-operating expense	34,483	9,901	24,582	76,286	19,775	56,511
Income (loss) before income taxes	(472,107)	2,272	(474,379)	(543,734)	(9,037)	(534,697)
Benefit for income taxes	(34,276)	(343)	(33,933)	(25,297)	(2,297)	(23,000)
Net income (loss)	$(437,831)	$2,615	$(440,446)	$(518,437)	$(6,740)	$(511,697)

Loss per share attributable to Gannett - diluted	$(3.32)	$0.05	$(3.37)	$(3.95)	$(0.10)	$(3.85)

Intersegment eliminations in the preceding table represent digital advertising marketing services revenues and expenses associated with products sold by our U.S. local publishing sales teams but which are fulfilled by our Marketing Solutions segment. When discussing segment results, these revenues and expenses are presented gross but are eliminated in consolidation.

Operating revenues:

Our Publishing segment generates revenue primarily through advertising and subscriptions for our print and digital publications. Our advertising teams sell local, national, and classified advertising across multiple platforms, including print, online, mobile, and tablet as well as niche publications. In addition, our Publishing segment advertising teams sell digital marketing services which are primarily fulfilled by teams within our Marketing Solutions segment. Circulation revenues are derived principally from home delivery and single copy sales of our publications and distributing our publications on our digital platforms. Other revenues are derived mainly from commercial printing, events, and distribution arrangements.

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

Quarter ended June 30, 2020 versus quarter ended June 30, 2019

Total operating revenues were $767.0 million for the second quarter of 2020. The increase in total revenue was comprised of a $152.2 million increase in advertising and marketing services revenues, a $191.8 million increase in circulation revenues, and an $18.6 million increase in other revenues. Revenue at the Publishing and Marketing Solutions segments increased by $301.5 million and $67.2 million, respectively, primarily due to acquisition-related revenues, including revenue contributed by Legacy Gannett, partially offset by the impacts of COVID-19.

Six months ended June 30, 2020 versus six months ended June 30, 2019

Total operating revenues were $1.7 billion for the six months ended June 30, 2020. The increase in total revenue was comprised of a $445.7 million increase in advertising and marketing services revenues, a $414.4 million increase in circulation revenues, and a $63.7 million increase in other revenues. Revenue at the Publishing and Marketing Solutions segments increased by $781.5 million and $162.6 million, respectively, primarily due to acquisition-related revenues, including revenue contributed by Legacy Gannett, partially offset by the impacts of COVID-19.

Operating expenses:

Operating expenses consist primarily of the following:

•
Operating costs such as labor, newsprint, and delivery costs in our Publishing segment or the cost of online media acquired from third parties, such as Google, and costs to manage and operate our marketing solutions and technology infrastructure in our Marketing Solutions segment;

•	Selling, general, and administrative expenses such as labor, payroll, outside services, and benefits costs;

•	Depreciation and amortization;

•	Integration and reorganization costs such as severance charges, facility consolidation charges, and acquisition or integration-related costs;

•	Costs incurred pursuant to acquisitions or mergers;

•	Impairment charges such as those for property, plant and equipment, goodwill, or other intangible assets; and

•	Net gains or losses on the sale or disposal of assets such as property, plant, and equipment.

Quarter ended June 30, 2020 versus quarter ended June 30, 2019

Total operating expenses were $1.2 billion for the second quarter of 2020, an increase from the same period in 2019. Total operating expenses across all segments increased primarily due to acquired operating expenses contributed by Legacy Gannett, impairment recognized for property, plant and equipment and goodwill and intangibles during the second quarter of 2020, and increased integration and reorganization costs incurred related to the Legacy Gannett acquisition. These increases in operating expenses were offset by measures implemented to reduce costs and preserve cash flow as a result of the COVID-19 pandemic which began impacting the Company toward the end of the first quarter of 2020.

Operating costs were $476.7 million in the second quarter of 2020. Publishing segment operating costs increased $203.4 million, while Marketing Solutions segment operating costs increased $43.9 million, primarily due to the contributions of Legacy Gannett, partially offset by costs associated with declines in revenue from continuing operations, in part, as a result of the pandemic and continued cost efficiency efforts resulting from the consolidation and centralization of operations.

Selling, general, and administrative expenses were $226.5 million in the second quarter of 2020, an increase compared to 2019. Publishing segment selling, general, and administrative expenses increased $65.9 million, while Marketing Solutions segment selling, general, and administrative expenses increased $18.3 million, primarily due to the contributions of Legacy Gannett, partially offset by continued cost efficiency efforts as well as cost containment initiatives implemented as a result of the COVID-19 pandemic.

Integration and reorganization costs were $32.3 million in the second quarter of 2020, an increase of $28.0 million compared to the same period in 2019. Integration and reorganization costs at the Publishing, Corporate and other, and Marketing Solutions segments increased $16.5 million, $8.7 million, and $2.8 million, respectively, primarily due to additional severance costs stemming from acquisition-related synergies and the continued consolidation of our operations resulting from the ongoing implementation of our plans to reduce costs and preserve cash flow and the integration of acquired businesses.

Acquisitions costs were $2.4 million in the second quarter of 2020, flat compared to the same period in 2019. The acquisition costs, the vast majority of which were incurred at the Corporate and other segment, was primarily due to costs of $2.3 million incurred in conjunction with the acquisition of Legacy Gannett.

There was impairment of property, plant and equipment of $6.9 million in the second quarter of 2020, an increase of $5.6 million compared to the same period in 2019. The Company incurred a goodwill and intangible impairment of $393.4 million in the second quarter of 2020 compared to no goodwill and mastheads impairment recognized in the same period in 2019.

Six months ended June 30, 2020 versus six months ended June 30, 2019

Total operating expenses were $2.2 billion for the six months ended June 30, 2020, an increase from the same period in 2019. Total operating expenses across all segments increased primarily due to acquired operating expenses contributed by Legacy Gannett, impairment recognized for property, plant and equipment and goodwill and intangibles during the second quarter of 2020, and increased integration and reorganization costs incurred related to the Legacy Gannett acquisition. These increases were offset by measures implemented to reduce costs and preserve cash flow as a result of the COVID-19 pandemic, which began impacting the Company toward the end of the first quarter of 2020.

Operating costs were $1.0 billion in the six months ended June 30, 2020. Publishing segment operating costs increased $496.5 million, while Marketing Solutions segment operating costs increased $98.9 million, primarily due to the contributions of Legacy Gannett, partially offset by costs associated with declines in revenue from continuing operations, in part, as a result of the pandemic and continued cost efficiency efforts resulting from the consolidation and centralization of operations.

Selling, general, and administrative expenses were $525.6 million in the six months ended June 30, 2020, an increase compared to 2019. Publishing segment selling, general, and administrative expenses increased $183.8 million, while Marketing Solutions segment selling, general, and administrative expenses increased $47.7 million, primarily due to the contributions of Legacy Gannett, partially offset by continued cost efficiency efforts as well as cost containment initiatives implemented as a result of the COVID-19 pandemic.

Integration and reorganization costs were $60.6 million in the six months ended June 30, 2020, an increase of $50.5 million compared to the same period in 2019. Integration and reorganization costs at the Publishing, Corporate and other, and Marketing Solutions segments increased $27.5 million, $3.6 million, and $19.4 million, respectively, primarily due to additional severance costs stemming from acquisition-related synergies and the continued consolidation of our operations resulting from the ongoing implementation of our plans to reduce costs and preserve cash flow and the integration of acquired businesses.

Acquisitions costs were $8.3 million in the six months ended June 30, 2020, an increase of $5.2 million compared to the same period in 2019. The increase in acquisition costs, the vast majority of which were incurred at the Corporate and other segment, was primarily due to costs of $6.9 million incurred in conjunction with the acquisition of Legacy Gannett.

There was impairment of property, plant and equipment of $6.9 million in the six months ended June 30, 2020, an increase of $4.4 million compared to the same period in 2019. The Company incurred a goodwill and intangible impairment of $393.4 million in the second quarter of 2020 compared to no goodwill and intangible impairment recognized in the same period in 2019.

Publishing segment

A summary of our Publishing segment results is presented below:

	Three months ended June 30,			Six months ended June 30,
In thousands	2020	2019	Change ($)	2020	2019	Change ($)
Operating revenues:
Advertising and marketing services	$292,252	$199,178	$93,074	$695,888	$388,036	$307,852
Circulation	342,645	150,827	191,818	717,365	302,991	414,374
Other	60,996	44,430	16,566	140,790	81,489	59,301
Total operating revenues	695,893	394,435	301,458	1,554,043	772,516	781,527
Operating expenses:
Operating costs	432,920	229,568	203,352	951,779	455,270	496,509
Selling, general and administrative expenses	176,043	110,113	65,930	406,856	223,007	183,849
Depreciation and amortization	56,553	21,769	34,784	123,510	40,599	82,911
Integration and reorganization costs	20,619	4,074	16,545	33,927	6,458	27,469
Impairment of property, plant and equipment	6,859	2,469	4,390	6,859	2,469	4,390
Goodwill and intangible impairment	352,947	—	352,947	352,947	—	352,947
Net loss on sale or disposal of assets	(449)	2,159	(2,608)	143	2,178	(2,035)
Total operating expenses	1,045,492	370,152	675,340	1,876,021	729,981	1,146,040
Operating income	$(349,599)	$24,283	(373,882)	$(321,978)	$42,535	(364,513)

Operating revenues:

Quarter ended June 30, 2020 versus quarter ended June 30, 2019

Advertising and marketing services revenues were $292.3 million for the second quarter of 2020, which included revenues from international operations of $20.1 million for the second quarter of 2020. This increase compared to the same period in 2019 was primarily attributable to $178.0 million in acquired advertising and marketing services revenues, including $177.4 million related to Legacy Gannett.

Print advertising revenues were $187.9 million for the second quarter of 2020, an increase of $29.9 million compared to the same period in 2019. Local and national print advertising revenues were $92.0 million and $25.7 million, respectively, for the second quarter of 2020, a decrease of $10.1 million and an increase of $19.0 million, respectively, compared to the same period in 2019. The increases in local and national print advertising revenues were attributable to $63.7 million in acquired revenues, including $63.2 million in acquired revenues related to Legacy Gannett. Classified print advertising revenues of $70.2 million for 2020 increased $21.0 million compared to 2019, primarily attributable to acquired revenues of $38.9 million, including $38.8 million in acquired revenues related to Legacy Gannett. The increases across all categories of print advertising revenues were partially offset by reduced demand consistent with general trends adversely impacting the publishing industry and unfavorable impacts resulting from the COVID-19 pandemic, which began in the latter part of the first quarter of 2020.

Digital advertising and marketing services revenues were $104.4 million for the second quarter of 2020, an increase of $63.1 million compared to the same period in 2019. Digital media revenues were $65.3 million for the second quarter of 2020, an increase of $41.9 million compared to the same period in 2019, primarily due to $48.2 million in acquired revenues, including $48.2 million in acquired revenues related to Legacy Gannett. Digital marketing services revenues were $23.6 million for the second quarter of 2020, an increase of $12.4 million compared to the same period in 2019. This increase was attributable to $16.4 million in acquired revenues related to Legacy Gannett. Digital classified revenues were $15.4 million for the second quarter of 2020, an increase of $8.8 million compared to the same period in 2019 due to $10.9 million in acquired revenues, including $10.9 million in acquired revenues related to Legacy Gannett. The impacts from the COVID-19 pandemic which began in the latter part of the first quarter of 2020 negatively affected digital revenues across each category.

Circulation revenues were $342.6 million for the second quarter of 2020. Print circulation revenues were $321.8 million for the second quarter of 2020, an increase of $176.1 million from the same period in 2019 due to $193.4 million in acquired revenues, including $193.0 million in acquired revenues related to Legacy Gannett, partially offset by declines stemming from a reduction in volume of our single copy and home delivery sales, reflecting the impact of COVID-19 on businesses that buy and sell copies of our publications as well as general industry trends. Digital circulation revenues were $20.8 million for the second quarter of 2020, an increase of $15.7 million from the same period in 2019 primarily due to $14.7 million in acquired revenues and a 31.3% increase in digital only subscribers.

Other revenues of $61.0 million in the second quarter of 2020 increased $16.6 million compared to the same period in 2019. Other revenues accounted for approximately 9% of total Publishing segment revenues for the quarter.

Six months ended June 30, 2020 versus six months ended June 30, 2019

Advertising and marketing services revenues were $695.9 million for the six months ended June 30, 2020, which included revenues from international operations of $54.1 million for the six months ended June 30, 2020. This increase compared to the same period in 2019 was primarily attributable to $427.4 million in acquired advertising and marketing services revenues, including $423.4 million related to Legacy Gannett.

Print advertising revenues were $455.5 million for the six months ended June 30, 2020, an increase of $146.7 million compared to the same period in 2019. Local and national print advertising revenues were $228.8 million and $62.0 million, respectively, for the six months ended June 30, 2020, an increase of $31.2 million and $49.1 million, respectively, compared to the same period in 2019. The increases in local and national print advertising revenues were attributable to $161.2 million in acquired revenues, including $158.3 million in acquired revenues related to Legacy Gannett. Classified print advertising revenues of $164.7 million for 2020 increased $66.4 million compared to 2019, primarily attributable to acquired revenues of $91.1 million, including $90.3 million in acquired revenues related to Legacy Gannett. The increases across all categories of print advertising revenues were partially offset by reduced demand consistent with general trends adversely impacting the publishing industry and unfavorable impacts resulting from the COVID-19 pandemic, which began in the latter part of the first quarter of 2020.

Digital advertising and marketing services revenues were $240.4 million for the six months ended June 30, 2020, an increase of $161.2 million compared to the same period in 2019. Digital media revenues were $151.8 million for the six months ended June 30, 2020, an increase of $107.7 million compared to the same period in 2019, primarily due to $113.5 million in acquired revenues, including $113.3 million in acquired revenues related to Legacy Gannett. Digital marketing services revenues were $54.2 million for the six months ended June 30, 2020, an increase of $32.4 million compared to the same period in 2019. This increase was attributable to $37.4 million in acquired revenues related to Legacy Gannett. Digital classified revenues were $34.4 million for the six months ended June 30, 2020, an increase of $21.1 million compared to the same period in 2019 due to $24.1 million in acquired revenues, including $24.0 million in acquired revenues related to Legacy Gannett. The impacts from the COVID-19 pandemic, which began in the latter part of the first quarter 2020 negatively affected digital revenues across each category.

Circulation revenues were $717.4 million for the six months ended June 30, 2020. Print circulation revenues were $676.8 million for the six months ended June 30, 2020, an increase of $384.1 million from the same period in 2019 due to $412.3 million in acquired revenues, including $409.7 million in acquired revenues related to Legacy Gannett and increases from our strategic pricing programs, partially offset by declines stemming from a reduction in volume of our single copy and home delivery sales, reflecting the impact of COVID-19 on businesses that buy and sell copies of our publications as well as general industry trends. Digital circulation revenues were $40.5 million for the six months ended June 30, 2020, an increase of $30.3 million from the same period in 2019 primarily due to $28.7 million in acquired revenues.

Other revenues of $140.8 million in the six months ended June 30, 2020 increased $59.3 million compared to the same period in 2019. Other revenues accounted for approximately 9% of total Publishing segment revenues for the quarter.

Operating expenses:

Quarter ended June 30, 2020 versus quarter ended June 30, 2019

Operating costs were $432.9 million for the second quarter of 2020, an increase of $203.4 million from the same period in 2019. Newsprint and ink costs were $29.5 million in the second quarter, an increase of $6.1 million compared to 2019, primarily as a result of acquired newsprint and ink costs related to Legacy Gannett, partially offset by declines in circulation and print advertising volumes, lower prices, page count reductions and press configuration efficiencies when compared to the same period in 2019. News and editorial expenses were $9.7 million in the second quarter of 2020, an increase of $2.4 million compared to 2019, primarily as a result of acquired news and editorial expenses related to Legacy Gannett, partially offset by synergy savings. Distribution costs were $100.6 million in the second quarter of 2020, an increase of $62.8 million, primarily due to acquired hauling and delivery costs related to Legacy Gannett partially offset by synergy savings and lower production volumes. Other material categories of costs contributing to the overall increase in operating costs include $76.7 million increase in compensation and benefit costs and $29.1 million increase in outside services, which include portions of outside printing, professional and outside services, paid search and ad serving, feature services, and credit card fees. Increases in compensation costs during the period primarily resulting from the Legacy Gannett acquisition were offset by decreases from cost containment initiatives implemented in connection with the COVID-19 pandemic and ongoing integration efforts. Similarly, increases in outside service costs were offset by declines in activity as a result of the COVID-19 pandemic and cost containment initiatives.

Total selling, general, and administrative expenses were $176.0 million for the second quarter of 2020, an increase of $65.9 million from the same period in 2019. Outside services costs, which include portions of outside printing, professional and outside services, paid search and ad serving, feature services, and credit card fees, were $10.0 million in the second quarter, an increase of $0.9 million compared to 2019, primarily as a result of outside services costs related to Legacy Gannett offset by reductions resulting from reduced activity as a result of the COVID-19 pandemic as well as cost containment initiatives. Other material categories of costs contributing to the overall increase in selling, general, and administrative expenses include $19.9 million in compensation and benefit costs and $36.8 million in other general and administrative costs. Increases in compensation costs during the period primarily resulting from the Legacy Gannett acquisition were offset by decreases from cost containment initiatives implemented in connection with the COVID-19 pandemic and ongoing integration efforts.

Depreciation and amortization expenses were $56.6 million for the second quarter of 2020, a $34.8 million increase from the same period in 2019, primarily attributable to the acquired property and intangibles from the Legacy Gannett acquisition and an increase in accelerated depreciation of $8.5 million as a result of ongoing cost reduction programs compared to the same period in 2019.

Integration and reorganization costs were $20.6 million in the second quarter of 2020, an increase of $16.5 million compared to the same period in 2019, primarily attributable to integration and reorganization costs related to Legacy Gannett driven by severance costs related to acquisition-related synergies and the continued consolidation of our operations resulting from the ongoing implementation of our plans to reduce costs and preserve cash flow.

Six months ended June 30, 2020 versus six months ended June 30, 2019

Operating costs were $951.8 million for the six months ended June 30, 2020, an increase of $496.5 million from the same period in 2019. Newsprint and ink costs were $69.8 million in the six months ended June 30, 2020, an increase of $22.3 million compared to 2019, primarily as a result of acquired newsprint and ink costs related to Legacy Gannett, offset by declines in circulation and print advertising volumes, lower prices, page count reductions and press configuration efficiencies when compared to the same period in 2019. News and editorial expenses were $21.1 million in the six months ended June 30, 2020, an increase of $6.4 million compared to 2019, primarily as a result of acquired news and editorial expenses related to Legacy Gannett, partially offset by synergy savings. Distribution costs were $207.6 million in the six months ended June 30, 2020, an increase of $130.4 million, primarily due to acquired hauling and delivery costs related to Legacy Gannett partially offset by synergy savings and lower production volumes. Other material categories of costs contributing to the overall increase in operating costs include $188.0 million in compensation and benefit costs and $84.1 million in outside services, which include portions of outside printing, professional and outside services, paid search and ad serving, feature services, and credit card fees. Increases in compensation costs during the period primarily resulting from the Legacy Gannett acquisition were offset by decreases from cost containment initiatives implemented in connection with the COVID-19 pandemic and ongoing integration efforts. Similarly, increases in outside service costs were offset by declines in activity as a result of the COVID-19 pandemic and cost containment initiatives.

Total selling, general, and administrative expenses were $406.9 million for the six months ended June 30, 2020, an increase of $183.8 million from the same period in 2019. Outside services costs, which include portions of outside printing, professional and outside services, paid search and ad serving, feature services, and credit card fees, were $23.1 million in the six months ended June 30, 2020, an increase of $5.8 million compared to 2019, primarily as a result of acquired outside services costs related to Legacy Gannett offset by reductions resulting from reduced activity as a result of the COVID-19 pandemic as well as cost containment initiatives. Other material categories of costs contributing to the overall increase in selling, general, and administrative expenses include $62.0 million in compensation and benefit costs and $81.1 million in other general and administrative costs. Increases in compensation costs during the period primarily resulting from the Legacy Gannett acquisition were offset by decreases from cost containment initiatives implemented in connection with the COVID-19 pandemic and ongoing integration efforts.

Depreciation and amortization expense were $123.5 million for the six months ended June 30, 2020, an $82.9 million increase from the same period in 2019, primarily attributable to the acquired property and intangibles from the Legacy Gannett acquisition and an increase in accelerated depreciation of $33.1 million as a result of ongoing cost reduction programs compared to the same period in 2019.

Integration and reorganization costs were $33.9 million in the six months ended June 30, 2020, an increase of $27.5 million compared to the same period in 2019, primarily attributable to integration and reorganization costs related to Legacy Gannett driven by severance costs related to acquisition-related synergies and the continued consolidation of our operations resulting from the ongoing implementation of our plans to reduce costs and preserve cash flow.

Publishing segment adjusted EBITDA:

	Three months ended June 30,			Six months ended June 30,
In thousands	2020	2019	Change ($)	2020	2019	Change ($)
Net income (loss) attributable to Gannett (GAAP basis)	$(328,207)	$24,830	$(353,037)	$(281,213)	$43,586	$(324,799)
Interest expense	92	23	69	110	78	32
Non-operating pension income	(17,480)	(208)	(17,272)	(35,953)	(417)	(35,536)
Other non-operating income	(3,066)	(162)	(2,904)	(3,530)	(263)	(3,267)
Depreciation and amortization	56,553	21,769	34,784	123,510	40,599	82,911
Integration and reorganization costs	20,619	4,074	16,545	33,927	6,458	27,469
Impairment of property, plant and equipment	6,859	2,469	4,390	6,859	2,469	4,390
Goodwill and intangible impairment	352,947	—	352,947	352,947	—	352,947
Net loss on sale or disposal of assets	(449)	2,159	(2,608)	143	2,178	(2,035)
Other items	4,123	539	3,584	6,214	2,500	3,714
Adjusted EBITDA (non-GAAP basis)	$91,991	$55,493	$36,498	$203,014	$97,188	$105,826

Adjusted EBITDA for our publishing segment was $92.0 million for the second quarter of 2020, an increase of $36.5 million compared to the same period in 2019. The increase was primarily attributable to acquired Adjusted EBITDA for Legacy Gannett and ongoing operating efficiencies offset by declines in print advertising and circulation revenues in part reflecting lower demand during the second quarter of 2020, which were impacted by the ongoing economic effects of COVID-19, and ongoing operating efficiencies.

Adjusted EBITDA for our publishing segment was $203.0 million for the six months ended June 30, 2020, an increase of $105.8 million compared to the same period in 2019. The increase was primarily attributable to acquired Adjusted EBITDA for Legacy Gannett and ongoing operating efficiencies offset by declines in print advertising and circulation revenues in part reflecting lower demand beginning near the end of the first quarter of 2020, which were impacted by the ongoing economic effects of COVID-19, and ongoing operating efficiencies.

Marketing Solutions segment

A summary of our Marketing Solutions segment results is presented below:

	Three months ended June 30,			Six months ended June 30,
In thousands	2020	2019	Change	2020	2019	Change
Operating revenues:
Advertising and marketing services	$89,809	$23,157	$66,652	$206,092	$44,547	$161,545
Other	4,754	4,188	566	9,752	8,685	1,067
Total operating revenues	94,563	27,345	67,218	215,844	53,232	162,612
Operating expenses:
Operating costs	63,264	19,376	43,888	136,519	37,648	98,871
Selling, general and administrative expenses	29,158	10,817	18,341	69,892	22,224	47,668
Depreciation and amortization	4,004	778	3,226	11,335	2,056	9,279
Integration and reorganization costs	2,962	180	2,782	4,351	736	3,615
Goodwill and intangible impairment	40,499	—	40,499	40,499	—	40,499
Net loss on sale or disposal of assets	516	1	515	539	3	536
Total operating expenses	140,403	31,152	109,251	263,135	62,667	200,468
Operating loss	$(45,840)	$(3,807)	$(42,033)	$(47,291)	$(9,435)	$(37,856)

Operating revenues:

Quarter ended June 30, 2020 versus quarter ended June 30, 2019

Advertising and marketing services revenues were $89.8 million for the second quarter of 2020, an increase compared to the same period in 2019, which included revenues from international entities of $8.6 million for the second quarter of 2020. This increase was primarily attributable to $74.8 million in acquired advertising and marketing services revenues related to Legacy Gannett. Other revenues were $4.8 million for the second quarter of 2020, an increase of 14% compared to the same period in 2019. This increase is primarily the result of increases in license revenue for cloud software products. These increases were partially offset by decreases driven by the impacts of the COVID-19 pandemic which began in the latter part of the first quarter of 2020.

Six months ended June 30, 2020 versus six months ended June 30, 2019

Advertising and marketing services revenues were $206.1 million for the six months ended June 30, 2020, an increase compared to the same period in 2019, which included revenues from international entities of $19.1 million for the six months ended June 30, 2020. This increase was primarily attributable to $171.1 million in acquired advertising and marketing services revenues related to Legacy Gannett. Other revenues were $9.8 million for the six months ended June 30, 2020, an increase of $1.1 million compared to the same period in 2019. This increase is primarily the result of increases in license revenue for cloud software products. These increases were partially offset by decreases driven by the impacts of the COVID-19 pandemic, which began in the latter part of the first quarter of 2020.

Operating expenses:

Quarter ended June 30, 2020 versus quarter ended June 30, 2019

Operating costs, which include online media acquired from third parties, costs to manage and operate the segment's solutions and technology infrastructure, and other third-party direct costs, were $63.3 million for the second quarter of 2020, an increase compared to the same period in 2019. This increase was primarily attributable to acquired operating costs related to Legacy Gannett. Outside service costs, which include costs of online media acquired from third-party publishers, totaled $48.9 million for the second quarter of 2020 compared to $12.1 million for the same period in 2019. The increase is primarily the result of acquired outside service costs related to Legacy Gannett and increased costs of media associated with lower rebates and margin pressure experienced during the first half of 2020. Other material categories of costs contributing to the overall increase in operating costs include $7.0 million in compensation and benefit costs, which was offset by reductions associated with cost containment initiatives in connection with the COVID-19 pandemic.

Selling, general, and administrative expenses were $29.2 million for the second quarter of 2020, an increase compared to the same period in 2019. This increase was primarily attributable to acquired selling, general, and administrative expenses related to Legacy Gannett.

Depreciation and amortization were $4.0 million for the second quarter of 2020; an increase compared to the second quarter of 2019. This was primarily attributable to an increase in amortization expense stemming from new product and development initiatives.

Six months ended June 30, 2020 versus six months ended June 30, 2019

Operating costs, which include online media acquired from third parties, costs to manage and operate the segment's solutions and technology infrastructure, and other third-party direct costs, were $136.5 million for the six months ended June 30, 2020, an increase compared to the same period in 2019. This increase was primarily attributable to acquired operating costs related to Legacy Gannett. Outside service costs, which include costs of online media acquired from third-party publishers, totaled $81.8 million for the six months ended June 30, 2020 compared to $23.4 million for the same period in 2019. The increase is primarily the result of acquired outside service costs related to Legacy Gannett and increased costs of media associated with lower rebates and margin pressure experienced in the first quarter of 2020. Other material categories of costs contributing to the overall increase in operating costs include $18.0 million in compensation and benefit costs, which was offset by reductions associated with cost containment initiatives in connection with the COVID-19 pandemic.

Selling, general, and administrative expenses were $69.9 million for the six months ended June 30, 2020, an increase compared to the same period in 2019. This increase was primarily attributable to acquired selling, general, and administrative expenses related to Legacy Gannett, partially offset by decreases related to cost containment initiatives as a result of the COVID-19 pandemic and ongoing integration activities.

Depreciation and amortization were $11.3 million for the six months ended June 30, 2020, an increase compared to the six months ended June 30, 2019. This was primarily attributable to an increase in amortization expense stemming from new product and development initiatives.

Marketing Solutions segment adjusted EBITDA:

	Three months ended June 30,			Six months ended June 30,
In thousands	2020	2019	Change	2020	2019	Change
Net income (loss) attributable to Gannett (GAAP basis)	$(43,226)	$(3,807)	$(39,419)	$(48,301)	$(9,435)	$(38,866)
Other non-operating income	(2,614)	—	(2,614)	1,010	—	1,010
Depreciation and amortization	4,004	778	3,226	11,335	2,056	9,279
Integration and reorganization costs	2,962	180	2,782	4,351	736	3,615
Goodwill and intangible impairment	40,499	—	40,499	40,499	—	40,499
Net loss on sale or disposal of assets	516	1	515	539	3	536
Other items	643	389	254	1,235	951	284
Adjusted EBITDA (non-GAAP basis)	$2,784	$(2,459)	$5,243	$10,668	$(5,689)	$16,357

Adjusted EBITDA for our Marketing Solutions segment was $2.8 million for the second quarter of 2020, an increase compared to the same period in 2019 primarily due to additional Adjusted EBITDA from Legacy Gannett.

Adjusted EBITDA for our Marketing Solutions segment was $10.7 million for the six months ended June 30, 2020, an increase compared to the same period in 2019 primarily due to additional Adjusted EBITDA from Legacy Gannett.

Corporate and other segment

Corporate and other operating expenses were $44.6 million for the second quarter of 2020, an increase of $35.4 million compared to the same period in 2019 primarily attributable to acquired operating expenses related to Legacy Gannett. Also included in corporate operating expenses for the second quarter of 2020 were $8.7 million of integration and reorganization costs and $5.8 million of depreciation and amortization expenses.

Corporate and other operating expenses were $103.6 million for the six months ended June 30, 2020, an increase of $79.7 million compared to the same period in 2019 primarily attributable to acquired operating expenses related to Legacy Gannett and an increase in acquisition costs of $5.2 million. Also included in corporate operating expenses for the six months ended June 30, 2020 were $22.3 million of integration and reorganization costs and $9.5 million of depreciation and amortization expenses.

Non-operating expense

Interest expense: Interest expense for the second quarter of 2020 was $57.9 million compared to $10.2 million in the same period in 2019. Interest expense for the six months ended June 30, 2020 was $115.8 million compared to $20.3 million in the same period in 2019. The increase in interest expense for 2020 is due to a higher effective interest rate and a larger debt balance compared to the prior year period.

Non-operating pension income: Non-operating pension income for second quarter of 2020 was $17.6 million compared to $0.2 million in the same period in 2019. Non-operating pension income for the six months ended June 30, 2020 was $36.1 million compared to $0.4 million in the same period in 2019. The increase during the three and six months ended June 30, 2020 is due to increased expected return on plan assets in excess of interest costs on benefit obligations when compared to the same period in 2019.

Other non-operating items, net: Our non-operating items, net, are driven by certain items that fall outside of our normal business operations. Non-operating items, net, consisted of $6.3 million in income for the second quarter of 2020 compared to $0.1 million in income for the same period in 2019. Non-operating items, net, consisted of $4.6 million in income for the six months ended June 30, 2020 compared to $0.2 million in income for the same period in 2019.

Income tax expense (benefit)

The following table outlines our pre-tax net income (loss) and income tax amounts:

	Three months ended June 30,		Six months ended June 30,
In thousands	2020	2019	2020	2019
Pre-tax net income (loss)	$(472,107)	$2,272	$(543,734)	$(9,037)
Benefit for income taxes	(34,276)	(343)	(25,297)	(2,297)
Effective tax rate	7.3%	***	4.7%	25.4%
*** Indicates a percentage that is not meaningful.

The benefit for income taxes for the three months ended June 30, 2020 was caused largely by the pre-tax net loss generated during the quarter. The benefit from income taxes was reduced due to non-deductible asset impairments, non-deductible officers' compensation, and the creation of a valuation allowance against deferred tax assets arising from non-deductible interest carryforwards. These non-deductible expenses resulted in an estimated annual effective tax rate lower than the statutory Federal rate of 21%. The benefit for income taxes for the three months ended June 30, 2020 was calculated using the estimated annual effective tax rate of 6.8%. The estimated annual effective tax rate is based on a projected tax benefit for the year.

The CARES Act was enacted on March 27, 2020. The Company will realize a tax benefit attributable to the legislation which permits a refund of tax benefits from earlier years. The legislation also allows the Company to defer certain employer payroll tax payments in 2020 to the end of 2021 and 2022. Finally, the Company is evaluating and may pursue Employee Retention Tax Credits as provided under the CARES Act. The Company continually monitors guidance from the U.S. Department of the Treasury (the "Treasury") and the Internal Revenue Service to determine whether additional tax benefits are available from this legislation and similar stimulus efforts.

The Tax Cuts and Jobs Act of 2007 (“TCJA”) revised business interest expense limitations under I.R.C. Section 163(j) such that business interest deductions are not allowed in amounts exceeding prescribed percentages of EBITDA for tax years beginning before January 1, 2022. For tax years beginning after January 1, 2022, deductible interest cannot exceed prescribed percentages of EBIT. Unused business interest deductions are carried forward and recorded as deferred tax assets. The Company has evaluated the potential utilization of such carryforward deferred tax assets and determined full valuation allowances are appropriate as future utilization is uncertain.

Net income (loss) attributable to Gannett and diluted income (loss) per share attributable to Gannett

Net loss attributable to Gannett was $436.9 million and diluted loss per share attributable to Gannett per share was $3.32 for the second quarter of 2020 compared to net income attributable to Gannett of $2.8 million and income per share attributable to Gannett per share of $0.05 for the same period in 2019. The change reflects the various items discussed above. Net loss attributable to Gannett was $517.0 million and diluted loss per share attributable to Gannett per share was $3.95 for the six months ended June 30, 2020 compared to net loss attributable to Gannett of $6.3 million and diluted loss per share attributable to Gannett per share of $0.10 for the same period in 2019. The change reflects the various items discussed above.

Liquidity and capital resources

Our operations, which have historically generated strong positive cash flow, are expected to provide sufficient liquidity, together with cash on hand, to meet our ongoing liquidity requirements, primarily operating expenses, interest expense and capital expenditures.

Details of our cash flows are included in the table below:

	Six months ended June 30,
In thousands	2020	2019
Net cash provided by operating activities	$24,640	$57,653
Net cash used for investing activities	(3,026)	(37,180)
Net cash used for financing activities	(20,331)	(50,062)
Effect of currency exchange rate change on cash	(780)	3
Increase (decrease) in cash	$503	$(29,586)

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

Our net cash flow from operating activities was $24.6 million for the first six months of 2020, a decrease of $33.0 million compared to the same period in 2019. The decrease in net cash flow from operating activities was primarily due to interest paid on the term loan of $124.7 million and severance payments of $41.2 million, offset by increases in working capital attributable to the merger with Legacy Gannett in November 2019.

Investing cash flows

Cash flows used for investing activities totaled $3.0 million for the first six months of 2020, primarily consisting of capital expenditures of $22.2 million, partially offset by proceeds from sale of certain assets of $17.8 million.

Cash flows used for investing activities totaled $37.2 million for the first six months of 2019, primarily consisting of payments for acquisitions, net of cash acquired, of $39.4 million and capital expenditures of $4.9 million, offset by proceeds from sales of certain assets of $7.1 million.

Financing cash flows

Cash flows used for financing activities totaled $20.3 million for the first six months of 2020, primarily consisting of repayments of borrowings under our Apollo term loan facility of $19.0 million and $1.9 million in payments for employee taxes withheld from stock awards.

Cash flows used for financing activities totaled $50.1 million for the first six months of 2019, primarily consisting of the payments of dividends of $46.1 million and repayments of borrowings under our term loan facility $11.3 million and $0.7 million in payments for employee taxes withheld from stock awards, offset by net borrowings under the revolving credit facility of $8.0 million.

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

The term loan facility contains customary covenants and events of default, including a covenant that the Company have at least $20 million of unrestricted cash on the last day of each fiscal quarter. The term loan facility is required to be prepaid with (i) any unrestricted cash in excess of $40 million at the end of fiscal year 2020 and fiscal year 2021, (ii) 50% of excess cash flow (as such term is defined in the term loan facility) measured at the end of each fiscal quarter (beginning with the third quarter of 2020), subject to a step-up to 90% of excess cash flow for each period in fiscal year 2021 or later if the ratio of consolidated debt to EBITDA (as such terms are defined in the term loan facility) is greater than or equal to 1.00 to 1.00, and (iii) 100% of the net proceeds of any non-ordinary course asset sales. The term loan facility prohibits the payment of cash dividends prior to the thirtieth day of the second quarter of 2020, and thereafter permits payment of cash dividends up to an agreed-upon amount, provided that the ratio of consolidated debt to EBITDA (as such terms are defined therein) does not exceed a specified threshold. As of June 30, 2020, the Company is in compliance with all of the covenants and obligations under the term loan facility.

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

As of June 30, 2020, the Company had $1.7 billion in aggregate principal outstanding under the term loan facility, $4.4 million of deferred financing costs, and $99.4 million of capitalized lender fees. During the three and six months ended June 30, 2020, the Company recorded $50.6 million and $101.4 million in interest expense, respectively, $5.9 million and $11.8 million in amortization of deferred financing costs, respectively, and $0.4 million and $1.2 million for loss on early extinguishment of debt, respectively. During the three months ended June 30, 2020, the Company paid $124.7 million in interest. The effective interest rate is 12.9%.

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

The $3.3 million principal value of the remaining notes outstanding is reported as convertible debt in the Condensed consolidated balance sheets. The effective interest rate on the notes was 6.05% as of June 30, 2020.

Additional information

We continue to evaluate the impacts of the COVID-19 pandemic on our results of operations and cash flows. As part of these measures, we have taken steps to manage cash outflow by rationalizing expenses and implementing various cost containment initiatives. These initiatives include, but are not limited to, strategic reductions in force, furloughs, reductions in pay for senior management and the cancellation of certain non-essential expenditures. We continue to evaluate opportunities to manage the amount and timing of significant expenditures associated with vendors, creditors, and pension regulators.

In connection with these measures, we previously announced that the Board of Directors had determined it is in the best interest of the Company to preserve liquidity by suspending the quarterly dividend until economic conditions improve. We expect to reinstate the dividend when appropriate but cannot provide assurance if or when we will resume paying dividends on a regular basis.

The CARES Act, enacted March 27, 2020, provides various forms of relief to companies impacted by the COVID-19 pandemic. As part of the relief available under the Act, we have enacted a plan to defer remittance of our Federal Insurance Contributions Act taxes as allowed by the legislation.

In the U.K. we have negotiated a deferral of $12 million in pension contributions due in 2020 to now be paid in 2021. For the Gannett Retirement Plan in the U.S., we have deferred our contractual contribution and negotiated a contribution payment plan of $5 million per quarter starting December 31, 2020 through the end of the September 30, 2022. Additionally, $11 million in minimum required contributions for the 2019 plan year, as required by ERISA, have been deferred until January 1, 2021.

Although we currently forecast sufficient near-term liquidity, the ultimate impact of the COVID-19 pandemic remains uncertain and could have a material negative impact on the Company's liquidity and its ability to meet its ongoing obligations, including its obligations under the Apollo term loan facility. As the implications of the COVID-19 pandemic continue to evolve, we will continue to closely monitor and explore additional opportunities to appropriately manage liquidity.

Non-GAAP Financial Measures

A non-GAAP financial measure is generally defined as one that purports to measure historical or future financial performance, financial position, or cash flows but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measure. We define and use Adjusted EBITDA, a non-GAAP financial measure, as set forth below.

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) from continuing operations before:

•	Income tax expense (benefit);

•	Interest expense;

•	Gains or losses on early extinguishment of debt;

•	Non-operating items, primarily pension costs;

•	Depreciation and amortization;

•	Integration and reorganization costs;

•	Impairment of property, plant and equipment;

•	Goodwill and intangible impairments;

•	Net loss (gain) on sale or disposal of assets;

•	Equity-based compensation;

•	Acquisition costs; and

•	Certain other non-recurring charges.

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

Limitations of Adjusted EBITDA

Adjusted EBITDA has limitations as an analytical tool. It should not be viewed in isolation or as a substitute for GAAP measures of earnings or cash flows. Material limitations in making the adjustments to our earnings to calculate Adjusted EBITDA and using this non-GAAP financial measure as compared to GAAP net income (loss) include: the cash portion of interest/financing expense, income tax (benefit) provision, and charges related to impairment of property, plant and equipment, which may significantly affect our financial results.

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

We use Adjusted EBITDA as a measure of our day-to-day operating performance, which is evidenced by the publishing and delivery of news and other media and excludes certain expenses that may not be indicative of our day-to-day business operating results. We consider the (gain) loss on early extinguishment of debt to be financing related costs associated with interest expense or amortization of financing fees. Accordingly, we exclude financing related costs such as the early extinguishment of debt because they represent the write-off of deferred financing costs, and we believe these non-cash write-offs are similar to interest expense and amortization of financing fees, which by definition are excluded from Adjusted EBITDA. Such charges are incidental to, but not reflective of, our day-to-day operating performance and it is appropriate to exclude charges related to these financing activities which, depending on the nature of the financing arrangement, would have otherwise been amortized over the period of the related agreement and does not require a current cash settlement. Such charges are incidental to, but not reflective of our day-to-day operating performance of the business that management can impact in the short term.

The table below shows the reconciliation of (loss) income from continuing operations to Adjusted EBITDA for the periods presented:

	Three months ended June 30,			Six months ended June 30,
In thousands	2020	2019	Change	2020	2019	Change
Net income (loss) attributable to Gannett	$(436,893)	$2,815	$(439,708)	$(517,045)	$(6,291)	$(510,754)
Benefit for income taxes	(34,276)	(343)	(33,933)	(25,297)	(2,297)	(23,000)
Interest expense	57,928	10,212	47,716	115,827	20,346	95,481
Loss on early extinguishment of debt	369	—	369	1,174	—	1,174
Non-operating pension income	(17,553)	(208)	(17,345)	(36,099)	(417)	(35,682)
Other non-operating income	(6,261)	(103)	(6,158)	(4,616)	(154)	(4,462)
Depreciation and amortization	66,327	23,328	42,999	144,352	44,251	100,101
Integration and reorganization costs	32,306	4,278	28,028	60,560	10,077	50,483
Acquisition costs	2,379	2,364	15	8,348	3,137	5,211
Impairment of property, plant and equipment	6,859	1,262	5,597	6,859	2,469	4,390
Goodwill and intangible impairment	393,446	—	393,446	393,446	—	393,446
Loss on sale or disposal of assets	88	947	(859)	745	2,737	(1,992)
Equity-based compensation expense	7,391	707	6,684	18,968	1,843	17,125
Other items	5,908	2,036	3,872	9,862	4,444	5,418
Adjusted EBITDA (non-GAAP basis)	$78,018	$47,295	$30,723	$177,084	$80,145	$96,939

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

Translation gains or losses affecting the Condensed consolidated statements of operations and comprehensive income (loss) have not been significant in the past.

Our cumulative foreign currency translation adjustment reported as part of our equity totaled $9.3 million at June 30, 2020. No such amounts were reported for the three months ended June 30, 2019.

Newsquest's assets and liabilities were translated from British pounds sterling to U.S. dollars at the June 30, 2020 exchange rate of 1.23. Newsquest's financial results were translated at an average rate of 1.26 for the first six months of 2020.

If the price of the British pound sterling against the U.S. dollar had been 10% more or less than the actual price, operating income would have increased or decreased approximately $10.8 million for the first six months of 2020. In addition, a 10% fluctuation in each of ReachLocal's currencies relative to the U.S. dollar would have increased or decreased operating income by approximately $0.3 million for the first six months of 2020.

Item 4. Controls and Procedures

Based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were not effective because of the previously reported material weakness in internal control over financial reporting, which we describe in part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2019 ("2019 Form 10-K").

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As a result of the COVID-19 pandemic, most of our workforce has shifted to a primarily work-from-home environment since March 2020. The change to remote working was rapid and while pre-existing controls were not specifically designed to operate in our current work-from-home operating environment, we believe that our internal control over financial reporting was not materially impacted. We are continually monitoring and assessing the COVID-19 pandemic's effect on our internal controls to minimize the impact on their design and effectiveness.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Except as disclosed in Note 13 — Commitments, contingencies and other matters, there have been no material developments with respect to our potential liability for legal and environmental matters previously reported in our 2019 Form 10-K.

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

Our actual financial condition and results of operations may differ materially even if synergies are realized, due to macroeconomic and other external factors or a variety of other risks to our business that are independent of the acquisition.

Our future results will suffer if we do not effectively manage our expanded operations.

With completion of the Legacy Gannett acquisition, the size of our business has increased significantly. Our continued success depends, in part, upon our ability to manage this expanded business, which poses substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. We cannot assure you that we will be successful or that we will realize the expected operating efficiencies, cost savings, and other benefits from the combined business that we currently anticipate.

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

In recent years, we have experienced declining revenue (on a same-store basis). The majority of our revenue is from (i) advertising and marketing services and (ii) paid circulation (in each case, both in print and digital mediums). Print advertising alone accounted for approximately 25% of our total revenue for the three months ended June 30, 2020 and 27% of our total revenue for the six months ended June 30, 2020.

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

We also generate revenue from a commercial printing and distribution business that manage printing and distribution of publications for third parties, which generated approximately 5% of our revenue in the second quarter 2020, or approximately 5% of our revenue in the six months ended June 30, 2020. Our commercial and/or printing businesses could also be adversely affected by the same secular trends that are affecting our core advertising and circulation revenues. These third parties are experiencing the same print volume declines our business experiences and as such our commercial printing and distribution revenues could experience declines in the future. In addition, our relationships with these third parties are generally pursuant to short-term contracts, and a decision by any of the three largest national publications or the major local publications to cease publishing in those markets or seek alternatives to their current business practice of partnering with us could have an additional adverse effect on our revenue trends.

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

These complementary businesses also face competition from various digital media providers, such as Google and Yahoo!, who may have more resources to invest in product development and marketing. Our salesforce may not be able to utilize the relationships we have throughout our local property network to effectively sell these products. If we are unable to diversify our traditional revenues with revenues from complementary businesses, we may experience persistent declines in revenue which could adversely affect our results of operations and financial condition, our ability to make distributions on our Common Stock and the market price of our Common Stock.

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

Most of ReachLocal and WordStream's cost of sales relates to the purchase of media, and a substantial majority of the media it purchases is from Google. In addition, a substantial portion of WordStream's revenue consists of rebates from Google for achieving certain advertiser or spend targets. Google accounts for a large majority of all U.S. searches, and Google's share in certain foreign markets is often even greater. As a result, we expect our ReachLocal and WordStream businesses will depend upon media purchases and rebates from Google for the foreseeable future. This dependence makes that business vulnerable to actions Google may take to change the manner in which it sells AdWords, provides rebates to us, or conducts its business. In addition, any new developments or rumors of developments regarding Google's business practices that affect the local online advertising industry may adversely affect our products or create perceptions with clients that our ability to compete in the online marketing industry has been impaired. These risks also apply to other publishers with whom we do business, including Yahoo!, Facebook and Microsoft, though to a lesser degree.

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

While we are generally exempt from governmental mandates requiring closures of non-essential businesses in response to the COVID-19 pandemic, actions taken to mitigate the pandemic could materially and adversely affect our business. Our ability to generate revenue is highly sensitive to the strength of the economies in which we operate, and actions taken to mitigate the COVID-19 pandemic, including widespread business closures and social distancing measures, could lead to an economic recession. During the first six months of 2020, we experienced revenue and profitability declines in connection with the COVID-19 global pandemic. Since March 2020, we have experienced decreasing demand for our advertising and digital marketing services as well as reductions in the single copy and commercial distribution of our newspapers. Declining revenue may impair our ability to generate sufficient cash flows to service our term loan facility with Apollo. Accordingly, the COVID-19 pandemic has had the effect of heightening various risks described in this Form 10-Q.

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

In the long-term, the ultimate impact of the COVID-19 pandemic on our business and results of operations will depend on the severity and length of the pandemic, the duration, effectiveness, and extent of the mitigation measures and governmental actions designed to combat the pandemic, as well as changes in customer behavior as a result of the pandemic, all of which are highly uncertain. A prolonged duration of the COVID-19 pandemic and mitigation measures could have a material negative impact on our business and results of operations.

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

Adverse economic conditions in the U.S. may increase our exposure to losses resulting from financial distress, insolvency and the potential bankruptcy of our advertising customers. We recorded write-offs of accounts receivable relating to recent bankruptcies of national retailers. Our accounts receivable is stated at net estimated realizable value, and our allowance for doubtful accounts has been determined based on several factors, including receivable agings, significant individual credit risk accounts and historical experience. If such collectability estimates prove inaccurate, adjustments to future operating results could occur.

Risks Related to International Operations

We may be unsuccessful in managing our international operations.

Newsquest operates in the U.K., and ReachLocal has international sales operations in Australia, New Zealand and Canada, as well as campaign support services in India. Revenue from Newsquest accounted for 5.5% of our Publishing segment's total revenue for the three months ended June 30, 2020 and 6.2% of our Publishing segment's total revenue for the six months ended June 30, 2020. Revenue from international operations outside North America accounted for 5.0% of our Marketing Solutions segment's total revenue for the three months ended June 30, 2020 and 4.8% of our Marketing Solutions segment's total revenue for the six months ended June 30, 2020. Our ability to manage these international operations successfully is subject to numerous risks inherent in foreign operations, including:

•	Challenges or uncertainties arising from unexpected legal, political, or systemic events, including the global COVID-19 pandemic;

•	Difficulties or delays in developing a network of clients in international markets;

•	Restrictions on the ability of U.S. companies to do business in foreign countries;

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

The enactment of a Digital Services Tax in the U.K. may impact future results.

On July 22, 2020, a Digital Services Tax ("DST") was enacted in the United Kingdom. This 2% tax is effective April 1, 2020. The DST applies to gross revenue of specified digital business models deriving value from participation of their U.K.-based users. While the tax is intended to apply to search engines, social media platforms, and online marketplaces, it may be applied to online advertising when users of our publications receive advertising based on their participation with the publications. If that is the case, we may have to pay additional cash taxes, which could adversely affect our results of operations, financial condition, and cash flows.

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

The value of our intangible assets may become impaired, which could adversely affect future reported results of operations and stockholders’ equity

Our goodwill and indefinite-lived assets (mastheads) are subject to annual impairment testing, and more frequent testing upon the occurrence of certain events or significant changes in our circumstances, to determine whether the fair value of such assets is less than their carrying value. In such case, a non-cash charge to earnings may be necessary in the relevant period, which could adversely affect future reported results of operations and stockholders’ equity. At June 30, 2020, the carrying value of our goodwill was $559.6 million, the carrying value of mastheads was $176.2 million, and the carrying value of our amortizable intangible assets was $744.3 million.

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

As of June 30, 2020, we performed our annual impairment test. In connection with our review, we noted that the market capitalization of the Company declined significantly during the three months ended June 30, 2020 and there was widespread stock-market volatility, resulting from the COVID-19 pandemic. As a result, we recognized impairments on goodwill as well as certain mastheads and definite lived intangibles.

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

As a public company, we are required to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules. We cannot assure you that our internal control over financial reporting will be effective in the future. In fiscal year 2019, we identified a material weakness in our internal control over financial reporting. See “Our management and independent auditors have identified a material weakness in our internal control over financial reporting, and we may be unable to develop, implement and maintain appropriate controls in future periods, which may lead to errors or omissions in our financial statements” below. If we are not able to maintain or document effective internal control over financial reporting, our management and our independent registered public accounting firm will not be able to certify as to the effectiveness of our internal control over financial reporting. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis or may cause us to restate previously issued financial information and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we or our independent registered public accounting firm reports a material weakness in our internal control over financial reporting. This could materially adversely affect us by, for example, a decline in our share price and impairing our ability to raise capital, if and when desirable.

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

As described in Item 9A, “Controls and Procedures” of this 2019 Form 10-K, we concluded that our disclosure controls and procedures were not effective as of December 31, 2019 and that we had, as of such date, a material weakness in our internal control over financial reporting related to internal control deficiencies over the revenue recognition process; specifically, the Company did not maintain effective controls due to the aggregation of control deficiencies related to inadequate manual preventative and detective controls and information technology general controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis. This material weakness identified did not result in any adjustments or restatements of our audited and unaudited consolidated financial statements or disclosures for any prior period previously reported by the Company. However, until the material weakness is remediated, and our associated disclosure controls and procedures improved, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting occur in the future, our future consolidated financial statements or other information filed with the SEC may contain material misstatements.

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

In connection with the separation of Legacy Gannett from its former parent, Legacy Gannett’s former parent received an opinion from outside tax counsel to the effect that the requirements for tax-free treatment under Section 355 of the Code would be satisfied. The opinion relied on certain facts, assumptions, representations, and undertakings from Legacy Gannett's former parent and Legacy Gannett regarding the past and future conduct of the companies' respective businesses and other matters. If any of these facts, assumptions, representations, or undertakings were incorrect or not satisfied, we and our stockholders may not be able to rely on the opinion of tax counsel and could be subject to significant tax liabilities. Further, notwithstanding the opinion of tax counsel, the IRS could determine upon audit that the separation is taxable if it determines that any of these facts, assumptions, representations, or undertakings were incorrect or violated, if it disagrees with the conclusions in the opinion, or for other reasons, including as a result of certain significant changes in the share ownership of Legacy Gannett or its former parent after the separation. If the separation were determined to be taxable for U.S. federal income tax purposes, Legacy Gannett’s former parent and its stockholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities, and we could incur significant liabilities.

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

We have substantial deferred tax assets reported on our balance sheet. If we do not have taxable income in future years, we may be required to reestablish a valuation allowance against our federal deferred tax assets.

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

The excess of pension benefit obligations over assets is expected to give rise to required pension contributions over the next several years. We have committed to make quarterly contributions of $5.0 million to the GRP beginning in December 2020 through September 2022. Our ability to make contribution payments will depend on our future cash flows, which are subject to general economic, financial, competitive, business, legislative, regulatory, and other factors beyond our control. Various factors, including future investment returns, interest rates, and potential pension legislative changes, may impact the timing and amount of future pension contributions. In addition, decreases in the discount rate used to determine minimum funding requirements could result in increased future contributions. As a result, we may need to make additional pension contributions above what is currently estimated, which could reduce the cash available for our businesses.

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

The market price of our Common Stock may fluctuate widely, depending upon many factors, some of which may be beyond our control. These factors include, without limitation:

•	Risks and uncertainties associated with the ongoing COVID-19 pandemic;

•	Our business profile and market capitalization may not fit the investment objectives of any stockholder;

•	A shift in our investor base;

•	Our quarterly or annual earnings, or those of other comparable companies;

•	Actual or anticipated fluctuations in our operating results;

•	Changes in accounting standards, policies, guidance, interpretations or principles;

•	Risks relating to our ability to meet long-term forecasts;

•	Announcements by us or our competitors of significant investments, acquisitions or dispositions;

•	The failure of securities analysts to cover our Common Stock;

•	Changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	The operating and stock price performance of other comparable companies;

•	Negative public perception of us, our competitors, or industry;

•	Overall market fluctuations; and

•	General economic conditions.

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

Our Board of Directors’ determinations regarding dividends will depend on a variety of factors, including the Company’s GAAP net income, free cash flow generated from operations or other sources, liquidity position and potential alternative uses of cash, such as acquisitions, as well as economic conditions and expected future financial results. There can be no guarantee regarding the timing and amount of any dividends. Our ability to resume payment of dividends in the future will depend on our future financial performance, which in turn depends on the successful implementation of our strategy and on financial, competitive, regulatory, technical and other factors, general economic conditions, demand and selling prices for our products and other factors specific to our industry or specific projects, many of which are beyond our control. Therefore, our ability to generate free cash flow depends on the performance of our operations and could be limited by decreases in our profitability or increases in costs, capital expenditures, or debt servicing requirements.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest in our company may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt and equity financings, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as redeeming our shares, making investments, incurring additional debt, making capital expenditures, declaring dividends or placing limitations on our ability to acquire, sell or license intellectual property rights.

The percentage ownership of our existing stockholders may also be diluted in the future as result of the issuance of ordinary shares in Gannett upon the exercise of 10-year warrants (the “Gannett Warrants”). The Gannett Warrants collectively represent the right to acquire our Common Stock, which in the aggregate are equal to 5% of our Common Stock outstanding as of November 26, 2013 (calculated prior to dilution from shares of our Common Stock issued pursuant to Drive Shack Inc.'s (formerly known as Newcastle Investment Corp.) contribution of Local Media Group Holdings LLC and assignment of related stock purchase agreement to Gannett (the “Local Media Contribution”)) at a strike price of 46.35 calculated based on a total equity value of Gannett prior to the Local Media Contribution of $1.2 billion as of November 26, 2013. As a result, our Common Stock may be subject to dilution upon the exercise of such Gannett Warrants. As of December 31, 2019, the Gannett Warrants were equal to 1% of our Common Stock outstanding as of December 31, 2019 at a strike price of 46.35.

Furthermore, the percentage ownership in Gannett may be diluted in the future because of options issued to our Manager. As of June 30, 2020, there were 6,068,075 options outstanding at a weighted average exercise price of $13.97 held by our Manager and/or its affiliates.

Dilution may also result from the issuances of shares under our equity compensation plans (our "Incentive Plans"), which provide for the grant of equity and equity-based awards, including restricted stock, stock options, stock appreciation rights, performance awards, and other equity-based and non-equity based awards, in each case to our directors, officers, employees, among others. As of December 31, 2019, the number of shares remaining available for future issuance under our Incentive Plans, excluding shares to be issued upon exercise of outstanding options, warrants and rights, was 15.7 million.

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

Future offerings of debt securities, which would rank senior to our common stock upon our liquidation, and future offerings of equity securities, may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common stock.

We may raise additional capital through the issuance of debt or equity securities (including preferred stock) from time to time. Upon liquidation, holders of our debt securities and preferred stock and lenders with respect to other borrowings (including the lenders under our existing senior secured credit facility) will be entitled to our available assets prior to the holders of our common stock. Preferred stock could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to pay dividends to the holders of our common stock. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

This item is not applicable.

Item 3. Defaults Upon Senior Securities

This item is not applicable.

Item 4. Mine Safety Disclosures

This item is not applicable.

Item 5. Other Information

This item is not applicable.

Item 6. Exhibits

3.1	Certificate of Designation of Series A Junior Participating Preferred Stock of Gannett Co., Inc.	Incorporated by reference to Exhibit 3.1 to Gannett’s Current Report on Form 8-K, filed April 7, 2020.

4.1	Section 382 Rights Agreement, dated as of April 6, 2020, by and between Gannett Co., Inc. and American Stock Transfer & Trust Company LLC, as Rights Agent.	Incorporated by reference to Exhibit 4.1 to Gannett’s Current Report on Form 8-K, filed April 7, 2020.

10.1	Offer Letter Agreement, dated March 25, 2020, by and between Gannett Co., Inc. and Douglas E. Horne.	Incorporated by reference to Exhibit 10.1 to Gannett’s Current Report on Form 8-K, filed April 6, 2020.

10.2
Amendment No. 2, dated as of April 6, 2020, to the Credit Agreement, dated as of November 19, 2019, by and among Gannett Co., Inc., Gannett Holdings LLC, each person listed as a guarantor on the signature pages thereto, the lenders from time to time party thereto and Cortland Capital Market Services LLC, as collateral agent and administrative agent.
Incorporated by reference to Exhibit 10.4 to Gannett’s Quarterly Report on Form 10-Q, filed May 7, 2020.

31.1	Rule 13a-14(a) Certification of CEO	Attached.

31.2	Rule 13a-14(a) Certification of CFO	Attached.

32.1	Section 1350 Certification of CEO	Attached.

32.2	Section 1350 Certification of CFO	Attached.

101
The following financial information from Gannett Co., Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income; (iii) Condensed Consolidated Statements of Cash Flow; (iv) Condensed Consolidated Statements of Equity; and (v) Notes to Condensed Consolidated Financial Statements
Attached.

104	Cover Page Interactive Data File (formatted as Inline XBRL and embedded within the Inline XBRL document)	Attached.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2020	GANNETT CO., INC.

/s/ Douglas E. Horne
Douglas E. Horne
Chief Financial Officer
(on behalf of Registrant and as Principal Financial Officer)