Form 10-Q
period 2020-09-30
Gannett Co., Inc.
filed 2020-11-03
CIK 1579684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 2, 2020, the total number of shares of the registrant's Common Stock, $0.01 par value, outstanding was 137,959,262.

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

INDEX TO GANNETT CO., INC.
Q3 2020 FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries

in thousands, except share data	September 30, 2020	December 31, 2019
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$188,960	$156,042
Accounts receivable, net of allowance for doubtful accounts of $23,749 and $19,923	288,400	438,523
Inventories	33,776	55,090
Prepaid expenses and other current assets	115,137	129,460
Total current assets	626,273	779,115
Property, plant and equipment, at cost net of accumulated depreciation of $377,072 and $277,291	704,931	815,807
Operating lease assets	295,775	309,112
Goodwill	560,215	914,331
Intangible assets, net	893,721	1,012,564
Deferred income tax assets	97,369	76,297
Other assets	136,019	112,876
Total assets	$3,314,303	$4,020,102

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$340,840	$453,628
Deferred revenue	207,597	218,823
Current portion of long-term debt	15,179	3,300
Other current liabilities	46,558	42,702
Total current liabilities	610,174	718,453
Long-term debt	1,615,984	1,636,335
Convertible debt	3,300	3,300
Deferred tax liabilities	6,256	9,052
Pension and other postretirement benefit obligations	198,220	235,906
Long-term operating lease liabilities	280,556	297,662
Other long-term liabilities	169,536	136,188
Total noncurrent liabilities	2,273,852	2,318,443
Total liabilities	2,884,026	3,036,896
Redeemable noncontrolling interests	4,148	1,850
Commitments and contingent liabilities (See Note 13)

Equity
Common stock of $0.01 par value per share, 2,000,000,000 shares authorized, 137,478,696 issued and 136,305,720 shares outstanding at September 30, 2020; 129,386,258 issued and 128,991,544 shares outstanding at December 31, 2019	1,375	1,294
Treasury stock at cost, 1,172,976 and 394,714 shares at September 30, 2020 and December 31, 2019, respectively	(4,841)	(2,876)
Additional paid-in capital	1,100,269	1,090,694
Accumulated deficit	(664,263)	(115,958)
Accumulated other comprehensive income (loss)	(6,411)	8,202
Total equity	426,129	981,356
Total liabilities and equity	$3,314,303	$4,020,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Gannett Co., Inc. and Subsidiaries
Unaudited; in thousands, except share data

	Three months ended		Nine months ended
	September 30, 2020	September 29, 2019	September 30, 2020	September 29, 2019
Operating revenues:
Advertising and marketing services	$405,227	$184,078	$1,249,156	$582,320
Circulation	336,158	146,254	1,053,528	449,269
Other	73,154	46,317	227,539	137,047
Total operating revenues	814,539	376,649	2,530,223	1,168,636
Operating expenses:
Operating costs	492,342	218,369	1,535,539	681,271
Selling, general and administrative expenses	241,652	119,821	767,275	375,497
Depreciation and amortization	61,355	24,482	205,706	68,733
Integration and reorganization costs	13,417	3,136	73,978	13,213
Acquisition costs	1,913	12,181	10,261	15,318
Asset impairments	1,585	—	8,444	2,469
Goodwill and intangible impairments	—	—	393,446	—
Loss on sale or disposal of assets	795	602	1,540	3,339
Total operating expenses	813,059	378,591	2,996,189	1,159,840
Operating income (loss)	1,480	(1,942)	(465,966)	8,796
Non-operating (income) expenses:
Interest expense	58,063	10,030	173,890	30,376
Loss on early extinguishment of debt	476	—	1,650	—
Non-operating pension income	(18,334)	(208)	(54,433)	(625)
Gain on sale of investments	(7,800)	—	(7,995)	—
Other income, net	(2,575)	(22)	(6,993)	(176)
Non-operating expenses	29,830	9,800	106,119	29,575
Net loss before income taxes	(28,350)	(11,742)	(572,085)	(20,779)
Income tax expense (benefit)	3,098	7,226	(22,200)	4,929
Net loss	(31,448)	(18,968)	(549,885)	(25,708)
Net loss attributable to redeemable noncontrolling interests	(188)	(505)	(1,580)	(954)
Net loss attributable to Gannett	$(31,260)	$(18,463)	$(548,305)	$(24,754)
Loss per share attributable to Gannett - basic	$(0.24)	$(0.31)	$(4.17)	$(0.41)
Loss per share attributable to Gannett - diluted	$(0.24)	$(0.31)	$(4.17)	$(0.41)
Dividends declared per share	$0.00	$0.38	$0.00	$1.14

Other comprehensive loss:
Foreign currency translation adjustments	$7,677	(3)	$(8,908)	—
Pension and other postretirement benefit items:
Net actuarial loss	—	—	(8,078)	—
Amortization of net actuarial gain	(11)	(30)	(36)	(90)
Other	(714)	—	347	—
Total pension and other postretirement benefit items	(725)	(30)	(7,767)	(90)
Other comprehensive income (loss) before tax	6,952	(33)	(16,675)	(90)
Income tax expense (benefit) related to components of other comprehensive income	1	—	(2,062)	—
Other comprehensive income (loss), net of tax	6,951	(33)	(14,613)	(90)
Comprehensive loss	(24,497)	(19,001)	(564,498)	(25,798)
Comprehensive loss attributable to redeemable noncontrolling interests	(188)	(505)	(1,580)	(954)
Comprehensive loss attributable to Gannett	$(24,309)	$(18,496)	$(562,918)	$(24,844)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY GANNETT CO., INC.

Unaudited; in thousands, except share data
	Common stock		Additional Paid-in Capital	Accumulated other comprehensive income (loss)	Retained Earnings (Accumulated Deficit)	Treasury stock
	Shares	Amount				Shares	Amount	Total
Three months ended September 30, 2020
Balance as of June 30, 2020	136,885,320	$1,369	$1,101,899	$(13,362)	$(633,003)	770,973	$(4,818)	$452,085
Net loss	—	—	—	—	(31,260)	—	—	(31,260)
Restricted stock awards settled, net of withholdings	564,406	6	(866)	—	—	—	—	(860)
Other comprehensive income, net of income taxes of $1	—	—	—	6,951		—	—	6,951
Equity-based compensation expense	—	—	3,844	—	—	—	—	3,844
Issuance of common stock	28,970	—	(961)	—	—	—	—	(961)
Remeasurement of redeemable noncontrolling interests	—	—	(3,878)	—	—	—	—	(3,878)
Purchase of treasury stock	—	—	—	—	—	4,837	(19)	(19)
Restricted share forfeiture	—	—	—	—	—	397,166	(4)	(4)
Other activity	—	—	231	—	—	—	—	231
Balance as of September 30, 2020	137,478,696	1,375	1,100,269	(6,411)	(664,263)	1,172,976	(4,841)	426,129

Three months ended September 29, 2019
Balance as of June 30, 2019	60,806,451	$608	$677,574	$(6,938)	$(2,409)	324,777	$(2,573)	$666,262
Net loss	—	—	—	—	(18,463)	—	—	(18,463)
Restricted share grants	1,408	—	—	—	—	—	—	—
Other comprehensive loss, net of income taxes of $0	—	—	—	(33)	—	—	—	(33)
Equity-based compensation expense	—	—	691	—	—	—	—	691
Purchase of treasury stock	—	—	—	—	—	1,599	(16)	(16)
Restricted share forfeiture	—	—	—	—	—	366	—	—
Dividends declared	—	—	(22,983)	—	—	—	—	(22,983)
Balance at September 29, 2019	60,807,859	$608	$655,282	$(6,971)	$(20,872)	326,742	$(2,589)	$625,458

The accompanying notes are an integral part of these consolidated financial statements.

Unaudited; in thousands, except share data
	Common stock		Additional Paid-in Capital	Accumulated other comprehensive income (loss)	Retained Earnings (Accumulated Deficit)	Treasury stock
	Shares	Amount				Shares	Amount	Total
Nine months ended September 30, 2020
Balance as of December 30, 2019	129,386,258	$1,294	$1,090,694	$8,202	$(115,958)	394,714	$(2,876)	$981,356
Net loss	—	—	—	—	(548,305)	—	—	(548,305)
Restricted share grants	4,346,313	44	(44)	—	—	—	—	—
Restricted stock awards settled, net of withholdings	3,072,991	31	(10,819)	—	—	—	—	(10,788)
Other comprehensive loss, net of income tax benefit of $2,062	—	—	—	(14,613)	—	—	—	(14,613)
Equity-based compensation expense	—	—	22,812	—	—	—	—	22,812
Issuance of common stock	673,134	6	1,609	—	—	—	—	1,615
Remeasurement of redeemable noncontrolling interests	—	—	(3,878)	—	—	—	—	(3,878)
Purchase of treasury stock	—	—	—	—	—	322,524	(1,960)	(1,960)
Restricted share forfeiture	—	—	—	—	—	455,738	(5)	(5)
Other activity	—	—	(105)	—	—	—	—	(105)
Balance as of September 30, 2020	137,478,696	1,375	1,100,269	(6,411)	(664,263)	1,172,976	(4,841)	426,129

Nine months ended September 29, 2019
Balance as of December 30, 2018	60,508,249	$605	$721,605	$(6,881)	$3,767	201,963	$(1,873)	$717,223
Net loss	—	—	—	—	(24,754)	—	—	(24,754)
Restricted share grants	299,610	3	(3)	—	—	—	—	—
Other comprehensive loss, net of income taxes of $0	—	—	—	(90)	—	—	—	(90)
Equity-based compensation expense	—	—	2,534	—	—	—	—	2,534
Impact of adoption of ASC 842 - Leases	—	—	—	—	115	—	—	115
Purchase of treasury stock	—	—	—	—	—	54,320	(716)	(716)
Restricted share forfeiture	—	—	—	—	—	70,459	—	—
Dividends declared	—	—	(68,854)	—	—	—	—	(68,854)
Balance at September 29, 2019	60,807,859	608	655,282	(6,971)	(20,872)	326,742	(2,589)	625,458

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Gannett Co., Inc. and Subsidiaries
Unaudited; in thousands

	Nine months ended
	September 30, 2020	September 29, 2019

Cash flows from operating activities:
Net loss	$(549,885)	$(25,708)
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	205,706	68,733
Equity-based compensation expense	22,812	2,534
Non-cash interest expense	17,813	1,034
Loss on sale or disposal of assets	1,540	3,339
Loss on early extinguishment of debt	1,650	—
Goodwill and intangible impairments	393,446	—
Asset impairments	8,444	2,469
Pension and other postretirement benefit obligations, net of contributions	(77,274)	(1,116)
Change in other assets and liabilities, net	50,028	47,245
Net cash provided by operating activities	74,280	98,530
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(49,666)
Purchase of property, plant and equipment	(28,944)	(7,281)
Proceeds from sale of real estate and other assets	26,186	10,314
Insurance proceeds received for damage to property	1,643	—
Change in other investing activities	(864)	—
Net cash used for investing activities	(1,979)	(46,633)
Cash flows from financing activities:
Repayments under term loans	(27,619)	(11,296)
Borrowings under revolving credit facility	—	136,400
Repayments under revolving credit facility	—	(128,400)
Deferred payments for acquisitions	(7,544)	—
Payments for employee taxes withheld from stock awards	(1,960)	(716)
Issuance of common stock	4	—
Payment of dividends	—	(68,886)
Changes in other financing activities	(352)	—
Net cash used for financing activities	(37,471)	(72,898)
Effect of currency exchange rate change on cash	439	—
Increase (decrease) in cash, cash equivalents and restricted cash	35,269	(21,001)
Balance of cash, cash equivalents and restricted cash at beginning of period	188,664	52,770
Balance of cash, cash equivalents and restricted cash at end of period	$223,933	$31,769

Supplemental cash flow information:
Cash paid for taxes, net of refunds	$(4,510)	$1,046
Cash paid for interest	$176,402	$22,902
Non-cash investing and financing activities:
Accrued capital expenditures	$758	$105
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

COVID-19 Pandemic: The newspaper industry and the Company have experienced declining same-store revenue and profitability over the past several years, and these industry trends are expected to continue in the future. Additionally, during the nine months ended September 30, 2020, the Company experienced additional revenue and profitability declines in connection with the COVID-19 global pandemic. More specifically, during March 2020, the Company began to experience decreased demand for its advertising and digital marketing services, commercial print and distribution services, as well as reductions in the single copy and commercial distribution of its newspapers. At this point, the Company’s newspaper production operations have not been significantly impacted and the vast majority of the Company’s non-production employees are currently working remotely. However, the COVID-19 global pandemic had a significant negative impact on the Company’s business and results of operations during the nine months ended September 30, 2020, and we expect it to continue to have an impact in future periods. Longer-term, the impact of the COVID-19 pandemic on the Company’s business and results of operations will depend on the severity and length of the pandemic, the duration and extent of the mitigation measures and governmental actions designed to combat the pandemic, as well as the changes in customer behavior as a result of the pandemic, all of which are highly uncertain. As a result, the Company has implemented, and continues to implement, measures to reduce costs and preserve cash flow. These measures include suspension of the quarterly dividend, employee furloughs and decreases in employee compensation through the third quarter, as well as reductions in discretionary spending. In addition, the Company has deferred certain payroll tax remittance as permitted under the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") and negotiated the deferral of pension contributions, as well as continuing with its previously disclosed plan to monetize non-core assets. The Company believes these initiatives, along with cash on hand and cash provided by operating activities, will provide sufficient cash flow to enable the Company to meet its commitments. However, these measures are not expected to fully offset the negative impact of the COVID-19 pandemic on the Company's business and results of operations.

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

Fiscal period: Starting in 2019 and subsequent to our acquisition of Legacy Gannett, our fiscal period end coincides with the Gregorian calendar. In periods prior to the acquisition, our fiscal periods ended on the last Sunday of the calendar month. Our fiscal period end for the third quarter of 2019 was September 29, 2019.

Advertising and marketing services revenues: Pursuant to our acquisition of Legacy Gannett, we realigned the presentation of marketing services revenues generated by our UpCurve subsidiary from other revenues to advertising and marketing services revenue on the Condensed consolidated statements of operations and comprehensive income (loss). As a result of this updated presentation, Advertising and marketing services revenues increased and Other revenues decreased $16.6 million and $51.4 million for the three and nine months ended September 29, 2019, respectively. Operating revenues, Net income (loss), Retained earnings, and Earnings per share remained unchanged.

Segment presentation: In connection with our Legacy Gannett acquisition and as noted above, we reorganized our reportable segments to include (1) Publishing, which consists of our portfolio of regional, national, and international newspaper publishers and (2) Marketing Solutions, which is comprised of our marketing solutions subsidiaries ReachLocal, UpCurve and WordStream. In addition to these operating segments, we have a Corporate and other category that includes activities not directly attributable to a specific segment. This category primarily consists of broad corporate functions and includes legal, human resources, accounting, analytics, finance, and marketing as well as activities and costs not directly attributable to a particular segment and other general business costs.

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
The following table presents a reconciliation of cash, cash equivalents, and restricted cash:

In thousands	September 30, 2020	September 29, 2019
Cash and cash equivalents	$188,960	$28,641
Restricted cash included in other current assets	10,796	3,128
Restricted cash included in investments and other assets	24,177	—
Total cash, cash equivalents and restricted cash	$223,933	$31,769

New accounting pronouncements adopted: The following are new accounting pronouncements that we adopted in the first nine months of 2020:

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

NOTE 2 — Revenues

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Revenues recognized as performance obligations are satisfied either at a point in time, such as when an advertisement is published, or over time, such as customer subscriptions.

The Company’s Condensed consolidated statements of operations and comprehensive income (loss) presents revenues disaggregated by revenue type. Sales taxes and other usage-based taxes are excluded from revenues. The following table presents our revenues disaggregated by source:

	Three months ended		Nine months ended
In thousands	September 30, 2020	September 29, 2019	September 30, 2020	September 29, 2019
Print advertising	$208,047	$139,243	$664,047	$448,348
Digital advertising and marketing services	197,180	44,835	585,109	133,972
Total advertising and marketing services	405,227	184,078	1,249,156	582,320
Circulation	336,158	146,254	1,053,528	449,269
Other	73,154	46,317	227,539	137,047
Total revenues	$814,539	$376,649	$2,530,223	$1,168,636

For the three and nine months ended September 30, 2020, approximately 7% of our revenues were generated from international locations.

Deferred revenues: The Company records deferred revenues when cash payments are received in advance of the Company’s performance obligation. The most significant unsatisfied performance obligation is the delivery of publications to subscription customers. The Company expects to recognize the revenue related to unsatisfied performance obligations over the next three to twelve months in accordance with the terms of the subscriptions.

The Company's payment terms vary by the type and location of the customer and the products or services offered. The period between invoicing and when payment is due is not significant. For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.

The following table presents changes in the deferred revenues balance for the nine months ended September 30, 2020 by type of revenues:

In thousands	Advertising, Marketing Services, and Other	Circulation	Total
Beginning balance	$67,543	$151,280	$218,823
Cash receipts	215,050	878,856	1,093,906
Revenue recognized	(221,052)	(884,080)	(1,105,132)
Ending balance	$61,541	$146,056	$207,597

The Company’s primary source of deferred revenues is from circulation subscriptions paid in advance of the service provided. The majority of our subscription customers are billed and pay on monthly terms, but subscription periods can last between one and twelve months. The remaining deferred revenue balance relates to Advertising and marketing services revenues and Other revenues.

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

As of September 30, 2020, our Condensed consolidated balance sheets include $295.8 million of operating lease right-to-use assets, $43.5 million of short-term operating lease liabilities included in Other current liabilities, and $280.6 million of long-term operating lease liabilities.

The components of lease expense were as follows:

	Three months ended		Nine months ended
In thousands	September 30, 2020	September 29, 2019	September 30, 2020	September 29, 2019
Operating lease cost (a)	$23,821	$7,841	$72,142	$23,810
Short-term lease cost (b)	828	1,124	5,315	2,756
Net lease cost	$24,649	$8,965	$77,457	$26,566

(a)
Includes variable lease costs of $2.9 million and $4.8 million, respectively, and sublease income of $0.9 million and $0.6 million, respectively, for the three months ended September 30, 2020 and September 29, 2019 and variable lease costs of $9.7 million and $5.6 million, respectively, and sublease income of $2.9 million and $1.7 million, respectively, for the nine months ended September 30, 2020 and September 29, 2019.

(b)	Excluding expenses relating to leases with a lease term of one month or less.

Future minimum lease payments under non-cancellable leases as of September 30, 2020 are as follows:

In thousands	Year ended December 31, (a)
2020 (excluding the nine months ended September 30, 2020)	$15,968
2021	82,679
2022	74,650
2023	62,115
2024	55,419
Thereafter	246,439
Total future minimum lease payments	537,270
Less: Imputed interest	(213,143)
Total	$324,127

(a)	Operating lease payments exclude $12.7 million of legally binding minimum lease payments for leases signed but not yet commenced.

Other information related to leases were as follows:

	Nine months ended
In thousands, except lease term and discount rate	September 30, 2020	September 29, 2019
Supplemental information
Cash paid for amounts included in the measurement of operating lease liabilities	$61,508	$18,899
Right-of-use assets obtained in exchange for operating lease obligations	25,562	18,642

	As of
	September 30, 2020	September 29, 2019
Weighted-average remaining lease term (in years)	7.7	8.6
Weighted-average discount rate	12.66%	10.54%

NOTE 4 — Accounts receivable, net

The Company performs its evaluation of the collectability of trade receivables based on customer category. For example, trade receivables from individual subscribers to our publications are evaluated separately from trade receivables related to advertising customers. For advertising trade receivables, the Company applies a "black motor formula" methodology as the baseline to calculate the allowance for doubtful accounts. The reserve percentage is calculated as a ratio of total net bad debts (less write-offs and recoveries) for the prior three-year period to total outstanding trade accounts receivable for the same three-year period. The calculated reserve percentage by customer category is applied to the consolidated gross advertising receivable balance, irrespective of aging. In addition, each category has specific reserves for at risk accounts that vary based on the nature of the underlying trade receivables. Due to the short-term nature of our circulation receivables, the Company reserves all receivables aged over 90 days.

The following table presents changes in the allowance for doubtful accounts for the nine months ended September 30, 2020:

In thousands
Beginning balance	$19,923
Current period provision	23,075
Write-offs charged against the allowance	(21,139)
Recoveries of amounts previously written-off	2,230
Disposition	(351)
Foreign currency	11
Ending balance	$23,749

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

As of September 30, 2020, the Company estimated future credit losses for trade receivables of $4.5 million due to the potential impacts of the COVID-19 pandemic. This reserve is based on the analysis of higher risk accounts, which include receivables with significant changes in payment timing and aged balances. While the Company continues to collect on the majority of its trade receivables, the amounts and timing have been impacted as a result of the pandemic. The Company will continue to monitor the impact of the COVID-19 pandemic and the related impact on its receivables.

For the three and nine months ended September 30, 2020, the Company recorded $5.7 million and $23.1 million in bad debt expense, included in Selling, general and administrative expenses on the Condensed consolidated statements of operations and comprehensive income (loss). For the three and nine months ended September 29, 2019, the Company recorded $1.5 million and $5.5 million in bad debt expense included in Selling, general and administrative expenses on the Condensed consolidated statements of operations and comprehensive income (loss). We did not record any one-time adjustments as a result of adopting the new guidance on credit losses.

NOTE 5 — Acquisitions

2019 Acquisitions

The Company acquired substantially all the assets, properties, and business of Legacy Gannett on November 19, 2019. The acquisition, which included the USA TODAY NETWORK (made up of USA TODAY and 109 local media organizations in 34 states in the U.S. and Guam, including digital sites and affiliates), ReachLocal, a marketing solutions company, and Newsquest (a wholly owned subsidiary of Legacy Gannett operating in the U.K. with more than 140 local media brands), was completed for an aggregate purchase price of $1.3 billion. The acquisition was financed from the Apollo Term Loan, as described in Note 8 — Debt, and the issuance of common stock to Legacy Gannett stockholders. The rationale for the acquisition was primarily the attractive nature of the various publications, businesses, and digital platforms as well as the estimated cash flows and cost-saving and revenue-generating opportunities. The fair values of the assets and liabilities for the Legacy Gannett acquisition were finalized during the second quarter of 2020.

Outside of the Legacy Gannett acquisition, the Company also acquired substantially all the assets, properties and business of certain publications and businesses in 2019 (the "2019 Acquisitions"), which included 11 daily newspapers, 11 weekly publications, nine shoppers, a remnant advertising agency, five events production businesses, and a business community and networking platform for an aggregate purchase price of $53.4 million, including working capital. As part of one of the 2019 Acquisitions, the Company also acquired a 58% equity interest in the acquiree, and the minority equity owners retained a 42% interest, which has been classified as a redeemable non-controlling interest on the Condensed consolidated statements of operations and comprehensive income (loss).  Additionally, for specified 2019 Acquisitions, additional consideration is earned based on the achievement of EBITDA targets outlined in the asset purchase agreement. As of September 30, 2020, there is no consideration payable to the former stockholders. The 2019 Acquisitions were financed from cash on hand. The rationale for the 2019 Acquisitions was primarily the attractive nature, as applicable, of the various publications, businesses, and digital platforms as well as the estimated cash flows and cost-saving and revenue-generating opportunities available. The fair values of the assets and liabilities for the 2019 Acquisitions were finalized during the second quarter of 2020.

Pro forma information: The following table sets forth unaudited pro forma results of operations assuming the Legacy Gannett acquisition, along with transactions necessary to finance the acquisition, occurred at the beginning of 2019:

	Three months ended	Nine months ended
In thousands; unaudited	September 29, 2019	September 29, 2019
Total revenues	$1,010,508	$3,124,186
Net income (loss)	(58,857)	(110,938)
Earnings (loss) per share - diluted	$(0.48)	$(0.90)

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

NOTE 6 — Goodwill & Intangible Assets

Goodwill and intangible assets consisted of the following:

	September 30, 2020
In thousands	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets(a):
Advertiser relationships	$496,062	$111,782	$384,280
Other customer relationships	112,704	24,561	88,143
Subscriber relationships	265,218	67,469	197,749
Other intangible assets	70,317	23,141	47,176
Total	$944,301	$226,953	$717,348
Non-amortized intangible assets:
Goodwill	$560,215
Mastheads(a)	176,373
Total	$736,588

	December 31, 2019
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Advertiser relationships	$534,161	$75,363	$458,798
Other customer relationships	109,674	14,303	95,371
Subscriber relationships	259,391	44,878	214,513
Other intangible assets	76,552	11,229	65,323
Total	$979,778	$145,773	$834,005
Non-amortized intangible assets:
Goodwill	$914,331
Mastheads	$178,559
Total	$1,092,890

(a)	Includes measurement period adjustments for the Legacy Gannett and other 2019 acquisitions.

The balances and changes in the carrying amount of goodwill by segment are as follows:

In thousands	Publishing(a)	Marketing Solutions	Consolidated
Gross balance at December 31, 2019	$800,606	$201,646	$1,002,252
Accumulated impairments	(84,272)	(3,649)	(87,921)
Net balance at December 31, 2019	$716,334	$197,997	$914,331

Activity during the nine months ended September 30, 2020:
Goodwill impairment	$(321,851)	$(40,499)	$(362,350)
Measurement period adjustments	70,558	(58,788)	11,770
Foreign currency exchange rate changes	(3,536)	—	(3,536)
Total	$(254,829)	$(99,287)	$(354,116)

Gross balance at September 30, 2020	$869,439	$142,858	$1,012,297
Accumulated impairments	(407,934)	(44,148)	(452,082)
Net balance at September 30, 2020	$461,505	$98,710	$560,215

(a)	The Publishing segment includes the Domestic Publishing and Newsquest reporting units.

Consistent with the Company’s past practice, the Company performed its annual goodwill and indefinite-lived intangible (masthead) impairment assessment in the second quarter of 2020 with the assistance of third-party valuation specialists. Within the impairment analyses performed, the Company considered the current and expected future economic and market conditions and the impact on the fair value of each of the reporting units. The primary factor that impacted the decrease in fair value was the impact of the COVID-19 pandemic on the Company’s operations. The most significant assumptions utilized in the determination of the estimated fair values include revenue and EBITDA projections, discount rates and long-term growth rates. The long-term growth rates are dependent on overall market growth rates, the competitive environment, inflation and relative currency exchange rates and could be adversely impacted by a sustained decrease in any of these measures, all of which the Company considered in determining the long-term growth rates used in the analysis, which ranged from negative 0.5% to 3%. The discount rate, which is consistent with a weighted average cost of capital that is likely to be expected by a market participant, is based upon industry required rates of return, including consideration of both debt and equity components of the capital structure. The discount rate may be impacted by adverse changes in the macroeconomic environment and volatility in the equity and debt markets. The Company considered these factors in determining the discount rates used in the analysis, which ranged from 10.0% to 15.5%.

For mastheads, the Company applied a “relief from royalty” approach, a discounted cash flow model, reflecting current assumptions, to fair value the indefinite-lived intangible assets. We compared the fair value of each indefinite-lived asset to its carrying amount, and accordingly, the Company recorded impairments of $4.0 million in both our Domestic Publishing and Newsquest reporting units during the second quarter of 2020.

During the second quarter of 2020, the Company considered the impact of the COVID-19 pandemic on the Company’s operations to be an indicator of impairment under ASC 360. As such, during the second quarter the Company performed a recoverability test for the long-lived asset groups, reflecting current assumptions, to determine whether an impairment loss should be measured. The undiscounted cash flows used in the recoverability test for the Newsquest long-lived asset group were less than the long-lived asset group carrying amount. The Company calculated the fair value of the long-lived asset group and recorded a $23.0 million impairment to advertiser and other customer relationships intangible assets during the second quarter of 2020. The discount rate and long-term growth rate assumptions were consistent with the Goodwill assumptions discussed above. Refer Note 7 — Integration and reorganization costs and impairments of property, plant and equipment, for further details on the impairment of property, plant and equipment.

For goodwill, the Company primarily utilized a discounted cash flow method to calculate the fair value of each reporting unit. Market-based metrics were reviewed to evaluate the reasonableness of the Company’s calculation. The Company compared the fair value of each reporting unit to its carrying amount, which resulted in the carrying value of all the reporting groups being in excess of the fair value. As a result, during the second quarter of 2020, we recorded goodwill impairment charges of $256.5 million, $65.4 million and $40.5 million in our Domestic Publishing, Newsquest and Marketing Solutions reporting units, respectively.

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

As of September 30, 2020, the Company performed a review of potential impairment indicators noting that its financial results and forecast have not changed materially since the annual impairment assessment, and it was determined that no indicators of impairment were present.

NOTE 7 — Integration and reorganization costs and impairments of property, plant and equipment
Over the past several years, the Company has engaged in a series of individual restructuring programs, designed primarily to right-size the Company’s employee base, consolidate facilities and improve operations, including those of recently acquired entities. These initiatives impact all the Company’s operations and can be influenced by the terms of union contracts. Costs related to these programs, which primarily include severance expense, are accrued when probable and reasonably estimable or at the time of program announcement.

Severance-related expenses: We recorded severance-related expenses by segment as follows:

	Three months ended		Nine months ended
In thousands	September 30, 2020	September 29, 2019	September 30, 2020	September 29, 2019
Publishing	$3,983	$1,489	$35,401	$6,145
Marketing Solutions	1,196	431	5,333	1,167
Corporate and Other	2,103	8	14,069	909
Total	$7,282	$1,928	$54,803	$8,221

A rollforward of the accrued severance and related costs included in Accounts payable and accrued expenses on the Condensed consolidated balance sheets for the nine months ended September 30, 2020 are as follows:

In thousands
Beginning balance	$30,785
Restructuring provision included in integration and reorganization costs	54,803
Cash payments	(71,962)
Ending balance	$13,626

The restructuring reserve balance is expected to be paid out over the next twelve months.

Facility consolidation and other restructuring-related expenses: We recorded facility consolidation charges and other restructuring-related costs by segment as follows:

	Three months ended		Nine months ended
In thousands	September 30, 2020	September 29, 2019	September 30, 2020	September 29, 2019
Publishing	$1,137	$1,119	$3,648	$2,922
Marketing Solutions	41	70	254	70
Corporate and Other	4,957	19	15,273	2,000
Total	$6,135	$1,208	$19,175	$4,992

Asset impairments and accelerated depreciation: As part of ongoing cost efficiency programs, the Company has ceased a number of print operations. There were $1.6 million of asset impairment charges recorded for the three months ended September 30, 2020 by the Publishing and Marketing Solutions segments as a result of these programs compared to no asset impairment charges recorded for the three months ended September 29, 2019. For the nine months ended September 30, 2020, there were $8.4 million asset impairment charges recorded by the Publishing and Marketing Solutions segments. There were $2.5 million asset impairment charges recorded for the nine months ended September 29, 2019 by the Publishing segment.

The Company incurred accelerated depreciation of $9.3 million and $2.2 million for the three months ended September 30, 2020 and September 29, 2019, respectively. For the nine months ended September 30, 2020 and September 29, 2019, the Company incurred accelerated depreciation of $45.0 million and $4.8 million, respectively. For the three and nine months ended September 30, 2020 and the three and nine months ended September 29, 2019, accelerated depreciation expenses were related to the Publishing segment and are included within Depreciation and amortization expense on the Condensed consolidated statements of operations and comprehensive income (loss).

NOTE 8 — Debt

Apollo Term Loan

In November 2019, pursuant to the acquisition of Legacy Gannett, the Company entered into a five-year, senior-secured term loan facility with Apollo Capital Management, L.P. ("Apollo") in an aggregate principal amount of approximately $1.8 billion (the "Apollo Term Loan"). The Apollo Term Loan which matures on November 19, 2024, generally bears interest at the rate of 11.5% per annum. Origination fees totaled 6.5% of the total principal amount of the financing at closing. Pursuant to the agreement, Apollo has the right to designate two individuals to attend Board of Directors meetings as non-fiduciary and non-voting observers and participants. In addition, if the total gross leverage ratio exceeds certain thresholds, Apollo has the right to appoint up to two voting directors. As of September 30, 2020, the total gross leverage ratio exceeded certain thresholds, whereby Apollo has the right to appoint one voting director. Upon the occurrence and during the continuance of an Event of Default (as defined in the Apollo Term Loan), the interest rate increases by 2.0%.

The Apollo Term Loan contains customary covenants and events of default, including a covenant that the Company have at least $20 million of unrestricted cash on the last day of each fiscal quarter. The Apollo Term Loan is required to be prepaid with (i) any unrestricted cash in excess of $40 million at the end of fiscal year 2020 and fiscal year 2021, (ii) 50% of excess cash flow (as such term is defined in the Apollo Term Loan) measured at the end of each fiscal quarter (beginning with the third quarter of 2020), subject to a step-up to 90% of excess cash flow for each period in fiscal year 2021 or later if the ratio of consolidated debt to EBITDA (as such terms are defined in the Apollo Term Loan) is greater than or equal to 1.00 to 1.00, and (iii) 100% of the net proceeds of any non-ordinary course asset sales. The Apollo Term Loan prohibits the payment of cash dividends prior to the thirtieth day of the second quarter of 2020, and thereafter permits payment of cash dividends up to an agreed-upon amount, provided that the ratio of consolidated debt to EBITDA (as such terms are defined therein) does not exceed a specified threshold. As of September 30, 2020, the Company is in compliance with all of the covenants and obligations under the Apollo Term Loan.

In connection with the Apollo Term Loan, the Company incurred approximately $4.9 million of fees and expenses and $116.6 million of lender fees which were capitalized and will be amortized over the term of the Apollo Term Loan using the effective interest method.

The Company used the proceeds of the Apollo Term Loan to (i) partially fund the acquisition of Legacy Gannett, (ii) repay, prepay, repurchase, redeem, or otherwise discharge in full each of the existing financing facilities (as defined in the agreement and discussed in part below), and (iii) pay fees and expenses incurred to obtain the Apollo Term Loan. The Company is permitted to prepay the principal of the Apollo Term Loan, in whole or in part, at par plus accrued and unpaid interest, without any prepayment premium or penalty. The Apollo Term Loan is guaranteed by the material wholly-owned subsidiaries of the Company, and all obligations of the Company and its subsidiary guarantors are or will be secured by first priority liens on certain material real property, equity interests, land, buildings, and fixtures. The Apollo Term Loan contains customary representations and warranties, affirmative covenants, and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, fundamental changes, dispositions, dividends and other distributions, capital expenditures, and events of default.

As of September 30, 2020, the Company had $1.729 billion in aggregate principal outstanding under the Apollo Term Loan, $4.1 million of deferred financing costs, and $93.3 million of capitalized lender fees. During the three and nine months ended September 30, 2020, the Company recorded $51.0 million and $152.4 million in interest expense, respectively, $5.9 million and $17.7 million in amortization of deferred financing costs, respectively, and $0.5 million and $1.7 million for loss on early extinguishment of debt, respectively. During the three and nine months ended September 30, 2020, the Company paid interest of $51.0 million and $176.0 million, respectively. The effective interest rate is 12.9%. As of September 30, 2020, the Company reclassified $15.2 million of the Apollo Term Loan to the Current portion of long-term debt on the Condensed consolidated balance sheets, which represents 50% of the Company's excess cash flow (as such term is defined in the Apollo Term Loan) measured at the end of the third quarter of 2020.

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

The $3.3 million principal value of the remaining notes outstanding is reported as convertible debt in the Condensed consolidated balance sheets. The effective interest rate on the notes was 6.05% as of September 30, 2020.

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

Retirement plan costs include the following components:

	Three months ended
	September 30, 2020		September 29, 2019
In thousands	Pension	OPEB	Pension	OPEB
Operating expenses:
Service cost - Benefits earned during the period	$693	$27	$159	$—
Non-operating expenses (Other income):
Interest cost on benefit obligation	20,670	580	737	22
Expected return on plan assets	(39,573)	—	(937)	—
Amortization of actuarial loss (gain)	(26)	15	(39)	9
Total non-operating expenses (benefit)	$(18,929)	$595	$(239)	$31
Total expense (benefit) for retirement plans	$(18,236)	$622	$(80)	$31

	Nine months ended
	September 30, 2020		September 29, 2019
In thousands	Pension	OPEB	Pension	OPEB
Operating expenses:
Service cost - Benefits earned during the period	$2,078	$79	$476	$—
Non-operating expenses (Other income):
Interest cost on benefit obligation	61,803	1,740	2,210	67
Expected return on plan assets	(117,940)	—	(2,812)	—
Amortization of actuarial loss (gain)	(80)	44	(117)	27
Total non-operating expenses (benefit)	$(56,217)	$1,784	$(719)	$94
Total expense (benefit) for retirement plans	$(54,139)	$1,863	$(243)	$94

During the nine months ended September 30, 2020, we contributed $19.6 million and $5.7 million to our pension and other postretirement plans, respectively. In response to the COVID-19 pandemic our GRP in the U.S. has deferred certain contractual contributions and negotiated a contribution payment plan of $5 million per quarter starting December 31, 2020 through the end of the September 30, 2022. Additionally, $11 million in minimum required contributions for the 2019 plan year, as required by the Employee Retirement Income Security Act of 1974 ("ERISA"), have been deferred until January 1, 2021.

NOTE 10 — Income taxes

The following table outlines our pre-tax net income (loss) and income tax amounts:

	Three months ended		Nine months ended
In thousands	September 30, 2020	September 29, 2019	September 30, 2020	September 29, 2019
Pre-tax net income (loss)	$(28,350)	$(11,742)	$(572,085)	$(20,779)
Income tax expense (benefit)	3,098	7,226	(22,200)	4,929
Effective tax rate	***	***	3.9%	***

*** Indicates a percentage that is not meaningful.

For the three months ended September 30, 2020 and September 29, 2019 our effective income tax rate on Pre-tax net loss was not meaningful. For the nine months ended September 30, 2020, our effective income tax rate on Pre-tax net loss was 3.9% and was not meaningful for the nine months ended September 29, 2019.

The provision for income taxes for the three months ended September 30, 2020 was mainly impacted by a reduction in the year to date tax benefit as a result of a lower projected annualized effective tax rate. The provision for income taxes for the three months ended September 30, 2020 was calculated using the estimated annual effective tax rate of 6.2%. The estimated annual effective tax rate is based on a projected tax benefit for the full year. The tax benefit for the nine months ended September 30, 2020 is lower than the 21% statutory Federal rate due to the impact of non-deductible asset impairments, non-deductible officers’ compensation and the creation of valuation allowances on non-deductible interest expense carryforwards and capital losses.

The CARES Act was enacted on March 27, 2020. The Company will realize a tax benefit attributable to the legislation which permits a refund of tax benefits from earlier years. The legislation also allows the Company to defer certain employer payroll tax payments in 2020 to the end of 2021 and 2022. In addition, the Company is pursuing Employee Retention Tax Credits as provided under the CARES Act. The Company continually monitors guidance from the U.S. Department of the Treasury (the "Treasury") and the Internal Revenue Service to determine whether additional tax benefits are available from this legislation and similar stimulus efforts.

The Tax Cuts and Jobs Act of 2017 (“TCJA”) revised business interest expense limitations under I.R.C. Section 163(j) such that business interest deductions are not allowed in amounts exceeding prescribed percentages of EBITDA for tax years beginning before January 1, 2022. For tax years beginning after January 1, 2022, deductible interest cannot exceed prescribed percentages of EBIT. Unused business interest deductions are carried forward and recorded as deferred tax assets. The Company has evaluated the potential utilization of such carryforward deferred tax assets and determined full valuation allowances are appropriate as future utilization is uncertain.

The total amount of unrecognized tax benefits that, if recognized, may impact the effective tax rate was approximately $32.9 million as of September 30, 2020 and $32.4 million as of December 31, 2019. The amount of accrued interest and penalties payable related to unrecognized tax benefits was $2.5 million as of September 30, 2020 and $1.9 million as of December 31, 2019.

It is reasonably possible that further adjustments to our unrecognized tax benefits may be made within the next twelve months due to audit settlements and regulatory interpretations of existing tax laws. At this time, an estimate of potential change to the amount of unrecognized tax benefits cannot be made.

NOTE 11 — Supplemental equity information

Loss per share

The following table sets forth the computation of basic and diluted loss per share:

	Three months ended		Nine months ended
In thousands	September 30, 2020	September 29, 2019	September 30, 2020	September 29, 2019
Net loss attributable to Gannett	$(31,260)	$(18,463)	$(548,305)	$(24,754)

Basic weighted average shares outstanding	132,223	60,034	131,425	60,010
Diluted weighted average shares outstanding	132,223	60,034	131,425	60,010

The Company excluded the following securities from the computation of diluted income per share because their effect would have been antidilutive:

	Three months ended		Nine months ended
In thousands	September 30, 2020	September 29, 2019	September 30, 2020	September 29, 2019
Stock warrants	1,362	1,362	1,362	1,362
Stock options	6,068	2,905	6,068	2,905
Restricted stock awards	7,130	446	7,130	446

Share repurchase program

On May 17, 2017, the Board of Directors authorized the repurchase of up to $100.0 million of the Company's common stock, par value $0.01 per share ("Common Stock") over the next twelve months ("Share Repurchase Program"). The Board of Directors had authorized extensions of the Share Repurchase Program through May 19, 2020. The plan expired on May 19, 2020 with no extension or replacement plan in place. No shares were repurchased under the program during 2020.

Manager stock options

Pursuant to the anti-dilution provisions of the Incentive Plan, the exercise price on the 652,311 remaining options granted to the Company's manager, FIG LLC (the "Manager") in 2014 were equitably adjusted during the nine months ended September 29, 2019 from $12.95 to $11.46 as a result of return of capital distributions. Also, these options were equitably adjusted during the nine months ended September 30, 2020 from $11.46 to $9.94 as a result of return of capital distributions.

Pursuant to the anti-dilution provisions of the Incentive Plan, the exercise price on the 700,000 options granted to the Manager in 2015 were equitably adjusted during the nine months ended September 29, 2019 from $18.94 to $17.45 as a result of return of capital distributions.  Also, these options were equitably adjusted during the nine months ended September 30, 2020 from $17.45 to $15.93 as a result of return of capital distributions.

Pursuant to the anti-dilution provisions of the Incentive Plan, the exercise price on the 862,500 options granted to the Manager in 2016 were equitably adjusted during the nine months ended September 29, 2019 from $13.24 to $11.75 as a result of return of capital distributions.  Also, these options were equitably adjusted during the nine months ended September 30, 2020 from $11.75 to $10.23 as a result of return of capital distributions.

Pursuant to the anti-dilution provisions of the Incentive Plan, the exercise price on the 690,000 options granted to the Manager in 2018 were equitably adjusted during the nine months ended September 29, 2019 from $16.45 to $14.96 as a result of return of capital distributions. Also, these options were equitably adjusted during the nine months ended September 30, 2020 from $14.96 to $13.44 as a result of return of capital distributions.

The following table includes additional information regarding the Manager stock options:

	Number of Options (In thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2019	6,068	$1.78	$14.70	8.2	$—
Granted	—	$—	$—
Outstanding at September 30, 2020	6,068	$1.78	$13.97	7.4	$—

Exercisable at September 30, 2020	3,936	$1.78	$13.15	6.5	$—

Stock compensation

The Company recognized compensation cost for share-based payments of $3.8 million and $22.8 million for the three and nine months ended September 30, 2020, respectively, and $0.7 million and $2.5 million for the three and nine months ended September 29, 2019, respectively. The total compensation cost not yet recognized related to non-vested awards as of September 30, 2020 was $20.7 million, which is expected to be recognized over a weighted-average period of 2.0 years through September 2022.

Restricted stock awards

The following table outlines restricted stock unit ("RSU") and performance stock unit ("PSU") award activity specific to Legacy Gannett for the nine months ended September 30, 2020:

	Nine months ended September 30, 2020
	Number of RSUs & PSUs (In thousands)	Weighted- Average Grant Date Fair Value
Unvested at beginning of period	7,368	$6.28
Granted	282	0.90
Vested	(4,100)	6.27
Forfeited	(401)	2.61
Unvested at end of period	3,149	$6.28

The following table outlines restricted stock grant ("RSGs") activity for the Company for the nine months ended September 30, 2020:

	Nine months ended
	September 30, 2020		September 29, 2019
	Number of RSGs (In thousands)	Weighted- Average Grant Date Fair Value	Number of RSGs (In thousands)	Weighted- Average Grant Date Fair Value
Unvested at beginning of period	317	$14.61	384	$16.11
Granted	5,277	3.89	300	13.64
Vested	(1,157)	5.86	(167)	15.95
Forfeited	(456)	3.36	(71)	15.26
Unvested at end of period	3,981	$4.24	446	$14.65

As of September 30, 2020, the consolidated aggregate intrinsic value of unvested RSGs was $9.3 million.

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

Under the Rights Agreement, the Board declared a non-taxable dividend of one preferred share purchase right for each outstanding share of Common Stock. The rights will be exercisable only if a person or group acquires 4.99% or more of Gannett’s Common Stock. Gannett’s existing shareholders that beneficially own in excess of 4.99% of the Common Stock are "grandfathered in" at their current ownership level and the rights then become exercisable if any of those shareholders acquire an additional 0.5% or more of Common Stock of the Company. If the rights become exercisable, all holders of rights, other than the person or group triggering the rights, will be entitled to purchase Gannett Common Stock at a 50% discount or Gannett may exchange each right held by such holders for one share of Common Stock. Rights held by the person or group triggering the rights will become void and will not be exercisable. The Board of Directors has the discretion to exempt any person or group from the provisions of the Rights Agreement.

The rights issued under the Rights Agreement will expire on the day following the certification of the voting results for Gannett’s 2021 annual meeting of shareholders, unless Gannett’s shareholders ratify the Rights Agreement at or prior to such meeting, in which case the Rights Agreement will continue in effect until April 5, 2023. The Board of Directors also has the ability to terminate the plan if it determines that doing so would be in the best interest of Gannett’s stockholders. The rights may also expire at an earlier date if certain events occur, as described more fully in the Rights Agreement filed by the Company with the Securities and Exchange Commission. The Apollo Term Loan was amended on April 6, 2020, to allow for the Rights Agreement.

There were no issuances of preferred stock during the nine months ended September 30, 2020.

Accumulated other comprehensive loss

The following tables summarize the components of, and the changes in, Accumulated other comprehensive loss (net of tax) for the nine months ended September 30, 2020 and the nine months ended September 29, 2019:

	Nine months ended September 30, 2020
In thousands	Retirement Plans	Foreign Currency Translation	Total
Beginning balance	$936	$7,266	$8,202
Other comprehensive income (loss) before reclassifications	(5,675)	(8,908)	(14,583)
Amounts reclassified from accumulated other comprehensive loss(a)	(30)	—	(30)
Net current period other comprehensive income (loss), net of taxes	(5,705)	(8,908)	(14,613)
Ending balance	$(4,769)	$(1,642)	$(6,411)

(a)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost. See Note 9 — Pensions and other postretirement benefit plans.

	Nine months ended September 29, 2019
In thousands	Retirement Plans	Foreign Currency Translation	Total
Beginning balance	$(6,881)	$—	$(6,881)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive loss(a)	(90)	—	(90)
Net current period other comprehensive income (loss), net of taxes	(90)	—	(90)
Ending balance	$(6,971)	$—	$(6,971)

(a)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost. See Note 9 — Pensions and other postretirement benefit plans.

Accumulated other comprehensive loss components are included in computing net periodic postretirement costs as outlined in NOTE 9 — Pensions and other postretirement benefit plans. Reclassifications out of accumulated other comprehensive loss related to these postretirement plans include the following:

	Three months ended		Nine months ended
In thousands	September 30, 2020	September 29, 2019	September 30, 2020	September 29, 2019
Amortization of prior service credit, net	$—	$—	$—	$—
Amortization of actuarial gain	(11)	(30)	(36)	(90)
Total reclassifications, before tax	(11)	(30)	(36)	(90)
Income tax expense (benefit)	1	—	(6)	—
Total reclassifications, net of tax	$(12)	$(30)	$(30)	$(90)

Dividends

The Company did not pay dividends during the nine months ended September 30, 2020 and paid dividends of $68.9 million for the nine months ended September 29, 2019.

On April 1, 2020, the Company announced that in light of the unprecedented economic disruption and uncertainty caused by the COVID-19 pandemic, the Board of Directors had determined that it is in the best interests of shareholders for the Company to preserve liquidity by suspending the Company's quarterly dividend.

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

As of September 30, 2020 and December 31, 2019, assets and liabilities recorded at fair value and measured on a recurring basis primarily consist of pension plan assets. As permitted by U.S. GAAP, we use net asset values as a practical expedient to determine the fair value of certain investments. These investments measured at net asset value have not been classified in the fair value hierarchy.

The Apollo Term Loan is recorded at carrying value, which approximates fair value, in the Condensed consolidated balance sheets and is classified as Level 3.

We also have certain assets requiring fair value measurement on a non-recurring basis. Our assets measured on a non-recurring basis are assets held for sale, which are classified as Level 3 assets and evaluated using executed purchase agreements, letters of intent, or third-party valuation analyses when certain circumstances arise. Assets held for sale totaled $3.2 million as of September 30, 2020 and $25.5 million as of December 31, 2019.

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

NOTE 14 — Segment reporting
We define our reportable segments based on the way the Chief Operating Decision Maker ("CODM"), which for the third quarter of 2020 is the Chief Executive Officer, manages the operations for purposes of allocating resources and assessing performance. Our reportable segments include the following:

•
Publishing is comprised of our portfolio of local, regional, national, and international newspaper publishers. The results of this segment include Advertising and marketing services revenues from local, classified, and national advertising across multiple platforms, including print, online, mobile, and tablet as well as niche publications, Circulation revenues from home delivery and single copy sales of our publications and distributing our publications on our digital platforms, and Other revenues, mainly from commercial printing, events, and distribution arrangements. The Publishing reportable segment is an aggregation of two operating segments: Domestic Publishing and the U.K.

•
Marketing Solutions is comprised of our digital marketing solutions subsidiary ReachLocal. The results of this segment include Advertising and marketing services revenues through multiple services, including search advertising, display advertising, search optimization, social media, website development, web presence products, customer relationship management, Google-suite offerings, and software-as-a-service solutions. Other revenues in our Marketing Solutions segment are derived from system integration services, cloud offerings, and software licensing.

In addition to the above operating segments, we have a Corporate and other category that includes activities not directly attributable to a specific segment. This category primarily consists of broad corporate functions, including legal, human resources, accounting, finance and marketing as well as other general business costs.

In the ordinary course of business, our reportable segments enter into transactions with one another. While intersegment transactions are treated like third-party transactions to determine segment performance, the revenues and expenses recognized by the segment that is the counterparty to the transaction are eliminated in consolidation and do not affect consolidated results.

The CODM uses adjusted EBITDA to evaluate the performance of the segments and allocate resources. Adjusted EBITDA is a financial performance measure we believe offers a useful view of the overall operation of our businesses and may be different than similarly-titled measures used by other companies. We define Adjusted EBITDA as Net income (loss) attributable to Gannett before (1) Income tax expense (benefit), (2) Interest expense, (3) Gains or losses on the early extinguishment of debt, (4) Non-operating items, primarily pension costs, (5) Depreciation and amortization, (6) Integration and reorganization costs, (7) Asset impairments (8) Goodwill and intangible impairments, (9) Gains or losses on the sale or disposal of assets, (10) Equity-based compensation, (11) Acquisition costs, (12) Gains or losses on the sale of investments and (13) certain other non-recurring charges.

Management considers adjusted EBITDA to be the appropriate metric to evaluate and compare the ongoing operating performance of our segments on a consistent basis across reporting periods as it eliminates the effect of items which we do not believe are indicative of each segment's core operating performance.

The following tables present our segment information:

	Three months ended September 30, 2020
In thousands	Publishing	Marketing Solutions	Corporate and other	Intersegment Eliminations	Consolidated
Advertising and marketing services - external sales	$303,646	$100,807	$774	$—	$405,227
Advertising and marketing services - intersegment sales	25,862	—	—	(25,862)	—
Circulation	336,152	—	6	—	336,158
Other	66,566	4,636	1,952	—	73,154
Total revenues	$732,226	$105,443	$2,732	$(25,862)	$814,539

Adjusted EBITDA (non-GAAP basis)	$108,752	$4,177	$(24,949)	$—	$87,980

	Three months ended September 29, 2019
In thousands	Publishing	Marketing Solutions	Corporate and other	Intersegment Eliminations	Consolidated
Advertising and marketing services - external sales	$161,237	$22,110	$731	$—	$184,078
Advertising and marketing services - intersegment sales	17,254	—	—	(17,254)	—
Circulation	146,254	—	—	—	146,254
Other	41,514	4,564	239	—	46,317
Total revenues	$366,259	$26,674	$970	$(17,254)	$376,649

Adjusted EBITDA (non-GAAP basis)	$58,955	$(1,697)	$(12,352)	$—	$44,906

	Nine months ended September 30, 2020
In thousands	Publishing	Marketing Solutions	Corporate and other	Intersegment Eliminations	Consolidated
Advertising and marketing services - external sales	$939,923	$306,899	$2,334	$—	$1,249,156
Advertising and marketing services - intersegment sales	85,472	—	—	(85,472)	—
Circulation	1,053,518	—	10	—	1,053,528
Other	207,355	14,388	5,796	—	227,539
Total revenues	$2,286,268	$321,287	$8,140	$(85,472)	$2,530,223

Adjusted EBITDA (non-GAAP basis)	$311,767	$14,847	$(61,548)	$—	$265,066

	Nine months ended September 29, 2019
In thousands	Publishing	Marketing Solutions	Corporate and other	Intersegment Eliminations	Consolidated
Advertising and marketing services - external sales	$513,944	$66,658	$1,718	$—	$582,320
Advertising and marketing services - intersegment sales	52,582	—	—	(52,582)	—
Circulation	449,246	—	23	—	449,269
Other	123,003	13,248	796	—	137,047
Total revenues	$1,138,775	$79,906	$2,537	$(52,582)	$1,168,636

Adjusted EBITDA (non-GAAP basis)	$155,887	$(7,393)	$(23,441)	$—	$125,053

The table below shows the reconciliation of Net loss attributable to Gannett to Adjusted EBITDA for the periods presented:

	Three months ended		Nine months ended
In thousands	September 30, 2020	September 29, 2019	September 30, 2020	September 29, 2019
Net loss attributable to Gannett	$(31,260)	$(18,463)	$(548,305)	$(24,754)
Income tax expense (benefit)	3,098	7,226	(22,200)	4,929
Interest expense	58,063	10,030	173,890	30,376
Loss on early extinguishment of debt	476	—	1,650	—
Non-operating pension income	(18,334)	(208)	(54,433)	(625)
Gain on sale of investments	(7,800)	—	(7,995)	—
Other non-operating income, net	(2,575)	(22)	(6,993)	(176)
Depreciation and amortization	61,355	24,482	205,706	68,733
Integration and reorganization costs	13,417	3,136	73,978	13,213
Acquisition costs	1,913	12,181	10,261	15,318
Asset impairments	1,585	—	8,444	2,469
Goodwill and intangible impairments	—	—	393,446	—
Loss on sale or disposal of assets	795	602	1,540	3,339
Equity-based compensation expense	3,844	691	22,812	2,534
Other items	3,403	5,251	13,265	9,697
Adjusted EBITDA (non-GAAP basis)	$87,980	$44,906	$265,066	$125,053

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

NOTE 15 — Related party transactions

As of September 30, 2020, the Manager, which is an affiliate of Fortress Investment Group LLC ("Fortress"), and its affiliates owned approximately 3% of the Company’s outstanding stock and approximately 40% of the Company’s outstanding warrants. The Manager or its affiliates held 6,068,075 stock options of the Company’s stock as of September 30, 2020. During the three and nine months ended September 30, 2020, no dividends were paid to Fortress and its affiliates. During the three and nine months ended September 29, 2019, Fortress and its affiliates were paid $0.2 million and $0.7 million in dividends, respectively.

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

The following table provides the management and incentive fees recognized and paid to the Manager:

	Three months ended		Nine Months Ended
In thousands	September 30, 2020	September 29, 2019	September 30, 2020	September 29, 2019
Management fee expense	$4,269	$2,456	$12,702	$7,368
Incentive fee expense	—	—	—	1,455
Management fees paid	8,943	2,456	16,326	8,623
Incentive fees paid	—	1,455	2,602	6,675
Reimbursement for expenses	591	774	1,916	2,000

The Company had no outstanding liability for all Management Agreement related fees at September 30, 2020 and a liability of $6.5 million at December 31, 2019, included in accrued expenses.

NOTE 16 — Subsequent events

Subsequent Dispositions

Subsequent to the end of the third quarter of 2020, the Company closed on the sale of various non-core and real estate assets, including BridgeTower Media LLC, the Nantucket Inquirer & Mirror, as well as a minority investment, for proceeds of approximately $100 million.

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

Certain matters affecting current and future operating results

The following items affect period-over-period comparisons from 2019 and will continue to affect period-over-period comparisons for future results:

Acquisitions

•
In November 2019, we acquired substantially all of the assets, properties, and business of Legacy Gannett for an aggregate purchase price of $1.315 billion. The acquisition was funded by a five-year, senior-secured term loan facility with Apollo Capital Management, L.P. ("Apollo") in an aggregate principal amount of approximately $1.756 billion (the "Apollo Term Loan") and available cash on hand.

•
During 2019 prior to the acquisition of Legacy Gannett, we acquired substantially all the assets, properties, and business of certain publications and businesses (the "2019 Acquisitions"), including 11 daily newspapers, 11 weekly publications, nine shoppers, a remnant advertising agency, five events production businesses, and a business community and networking platform for an aggregate purchase price of $53.4 million, including estimated working capital. As part of one of the 2019 Acquisitions, the Company also acquired a 58% equity interest in the acquiree, and the minority equity owners retained a 42% interest, which has been classified as a redeemable non-controlling interest on the Condensed consolidated statements of operations and comprehensive income (loss). The 2019 Acquisitions were financed from available cash on hand.

Integration and reorganization costs

•
For the three months ended September 30, 2020, the Company incurred Integration and reorganization costs of $13.4 million. Of the total costs incurred, $7.3 million were related to severance activities and $6.1 million were related to other costs, including those for the purpose of consolidating operations. For the nine months ended September 30, 2020, the Company incurred Integration and reorganization costs of $74.0 million. Of the total costs incurred, $54.8 million were related to severance activities and $19.2 million were related to other costs, including those for the purpose of consolidating operations.

•
For the three months ended September 30, 2020, the Company ceased operations of 11 printing facilities as part of the synergy and ongoing cost reduction programs. As a result, the Company recognized accelerated depreciation of $9.3 million during the three months ended September 30, 2020. For the nine months ended September 30, 2020, the Company ceased operations of 35 printing facilities as part of the synergy and ongoing cost reduction programs. As a result, the Company recognized accelerated depreciation of $45.0 million during the nine months ended September 30, 2020.

•
For the three months ended September 29, 2019, the Company incurred Integration and reorganization costs of $3.1 million. Of the total costs incurred, $1.9 million were related to severance activities while $1.2 million were related to other costs, including those for the purpose of consolidating operations. For the nine months ended September 29, 2019, the Company incurred Integration and reorganization costs of $13.2 million. Of the total costs incurred, $8.2 million were related to severance activities and $5.0 million were related to other costs, including those for the purpose of consolidating operations.

•
For the three months ended September 29, 2019, the Company ceased three printing operations. As a result, the Company recognized accelerated depreciation of $2.2 million during the three months ended September 29, 2019. In the nine months ended September 29, 2019, the Company ceased operations of three print publications and twelve printing operations as part of the ongoing cost reduction programs. As a result, the Company recognized accelerated depreciation of $4.8 million during the nine months ended September 29, 2019.

Asset impairments

•
For the three months ended September 30, 2020, there were Asset impairments of $1.6 million at the Publishing and Marketing Solutions segments as a result of fixed asset disposals related to the continued consolidation of operations. For the nine months ended September 30, 2020, there were Asset impairments of $8.4 million, primarily related to the Publishing segment as a result of fixed asset disposals related to the continued consolidation of operations and as a result of the Company's recoverability test for long-lived asset groups performed as of June 30, 2020.

•
For the three months ended September 29, 2019 there were no Asset impairments. For the nine months ended September 29, 2019, there were Asset impairments of $2.5 million recorded by the Publishing segment.

Goodwill and intangible impairments

•
There were no Goodwill and intangible impairments recognized for the three months ended September 30, 2020. There were $393.4 million of Goodwill and intangible impairments recognized for the nine months ended September 30, 2020, primarily due to the impact of the COVID-19 pandemic on the Company’s operations.

•	There were no Goodwill and intangible impairments recognized during the three and nine months ended September 29, 2019.

Foreign currency

The Company's U.K. publishing operations are conducted through its Newsquest subsidiary. In addition, the Company's ReachLocal subsidiary has foreign operations in regions such as Canada, Australia / New Zealand and India. Earnings from operations in foreign regions are translated into U.S. dollars at average exchange rates prevailing during the period, and assets and liabilities are translated at exchange rates in effect at the balance sheet date. Translation fluctuations impact revenues, expenses, and operating income results for international operations.

Newsprint supply

Newsprint expense at our Publishing segment was $12.4 million higher in the third quarter of 2020 compared to the third quarter of 2019 primarily due to acquired expenses of $18.2 million, partially offset by declines in circulation and print advertising volumes and lower prices, in addition to page count reductions and press configuration efficiencies, when compared to the same period in 2019. Newsprint expense at our Publishing segment was $22.0 million higher for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to acquired expenses of $38.6 million, partially offset by declines in circulation and print advertising volumes, lower prices, page count reductions and press configuration efficiencies, when compared to the same period in 2019.

Outlook for the remainder of 2020

Strategy

The Company's areas of focus for 2020 continue to include (1) integrating the Legacy Gannett and New Media organizations and achieving synergy targets, (2) deleveraging the balance sheet via cash flow from operations and real estate monetization and (3) driving improved revenue trends by focusing on complementary growth businesses. Key integration and synergy workstreams include consolidating production and distribution facilities, integrating and centralizing back office functions, centralizing and regionalizing our publishing sales, content, and circulation marketing organizations and consolidating our marketing solutions organizations. The Company intends to continue investing in our current growth businesses, such as digital marketing services, digital subscriptions and events to help offset the revenue declines from traditional businesses to enable the Company to return to revenue growth over the next three to five years.

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

During the nine months ended September 30, 2020, the Company experienced decreased demand for its advertising and digital marketing services, commercial print and distribution services, as well as reductions in events and the single copy and commercial distribution of its newspapers. The Company currently expects that the COVID-19 global pandemic will continue to have a negative impact on the Company’s business and results of operations in the near-term. Longer-term, the ultimate impact of the COVID-19 pandemic on the Company’s business and results of operations will depend on the severity and length of the pandemic, the duration and extent of the mitigation measures and governmental actions designed to combat the pandemic, as well as the changes in customer behavior as a result of the pandemic, all of which remain highly uncertain.

As a result, the Company has implemented, and continues to implement, measures to reduce costs and preserve cash flow. These measures include suspension of the quarterly dividend, employee furloughs, decreases in employee compensation, as well as reductions in discretionary spending. In addition, the Company has deferred certain payroll tax remittance as permitted under the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") and negotiated the deferral of pension contributions, as well as continuing with its previously disclosed plan to monetize non-core assets. The Company continues to believe these initiatives, along with cash on hand, cash provided by operating activities, and relief from the CARES Act will provide sufficient cash flow to enable the Company to meet its commitments. However, these measures are not expected to fully offset the impact of the COVID-19 pandemic on the Company’s business and results of operations and, as such, the negative impact on the Company’s results of operations could be material.

Voluntary Severance Offer

As part of our ongoing integration and cost reduction efforts, during the fourth quarter of 2020, we provided a Voluntary Severance Offer ("VSO") to certain employees. A VSO is an offer to pay severance to an employee in exchange for their voluntary resignation and execution of a separation and release agreement. We anticipate recording severance costs related to the VSO in the fourth quarter of 2020.

Results of Operations

Consolidated Summary

A summary of our segment results is presented below:

	Three months ended			Nine months ended
In thousands	September 30, 2020	September 29, 2019	Change	September 30, 2020	September 29, 2019	Change
Operating revenues:
Publishing	$732,226	$366,259	$365,967	$2,286,268	$1,138,775	$1,147,493
Marketing Solutions	105,443	26,674	78,769	321,287	79,906	241,381
Corporate and other	2,732	970	1,762	8,140	2,537	5,603
Intersegment eliminations	(25,862)	(17,254)	(8,608)	(85,472)	(52,582)	(32,890)
Total operating revenues	814,539	376,649	437,890	2,530,223	1,168,636	1,361,587
Operating expenses:
Publishing	$684,788	$335,663	$349,125	$2,560,811	$1,065,902	$1,494,909
Marketing Solutions	109,209	30,026	79,183	372,341	92,700	279,641
Corporate and other	44,924	30,156	14,768	148,509	53,820	94,689
Intersegment eliminations	(25,862)	(17,254)	(8,608)	(85,472)	(52,582)	(32,890)
Total operating expenses	813,059	378,591	434,468	2,996,189	1,159,840	1,836,349
Operating income (loss)	1,480	(1,942)	3,422	(465,966)	8,796	(474,762)
Non-operating expenses	29,830	9,800	20,030	106,119	29,575	76,544
Loss before income taxes	(28,350)	(11,742)	(16,608)	(572,085)	(20,779)	(551,306)
Income tax expense (benefit)	3,098	7,226	(4,128)	(22,200)	4,929	(27,129)
Net loss	$(31,448)	$(18,968)	$(12,480)	$(549,885)	$(25,708)	$(524,177)

Loss per share attributable to Gannett - diluted	$(0.24)	$(0.31)	$0.07	$(4.17)	$(0.41)	$(3.76)

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

Quarter ended September 30, 2020 versus quarter ended September 29, 2019

Total operating revenues were $814.5 million for the third quarter of 2020. The increase in total revenue was comprised of a $221.1 million increase in advertising and marketing services revenues, a $189.9 million increase in circulation revenues, and a $26.8 million increase in other revenues. Revenue at the Publishing and Marketing Solutions segments increased by $366.0 million and $78.8 million, respectively, primarily due to acquisition-related revenues, including revenue contributed by Legacy Gannett, partially offset by the impacts of COVID-19.

Nine months ended September 30, 2020 versus nine months ended September 29, 2019

Total operating revenues were $2.530 billion for the nine months ended September 30, 2020. The increase in total revenue was comprised of a $666.8 million increase in advertising and marketing services revenues, a $604.3 million increase in circulation revenues, and a $90.5 million increase in other revenues. Revenue at the Publishing and Marketing Solutions segments increased by $1.147 billion and $241.4 million, respectively, primarily due to acquisition-related revenues, including revenue contributed by Legacy Gannett, partially offset by the impacts of COVID-19.

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

Quarter ended September 30, 2020 versus quarter ended September 29, 2019

Total operating expenses were $813.1 million for the third quarter of 2020, an increase of $434.5 million compared to the third quarter of 2019. Total operating expenses increased across all segments primarily due to higher operating costs and selling, general and administrative expenses due to the acquisition of Legacy Gannett, increased integration and reorganization costs incurred related to the Legacy Gannett acquisition and asset impairment charges, primarily related to property, plant and equipment at the Publishing and Marketing Solutions segments. These increases in operating expenses were partially offset by cost synergies realized as a result of integration and consolidation, as well as measures implemented to reduce costs and preserve cash flow as a result of the COVID-19 pandemic, which began impacting the Company toward the end of the first quarter of 2020.

Operating costs were $492.3 million in the third quarter of 2020, an increase of $274.0 million compared to the third quarter of 2019, including an increase of $224.3 million and $52.5 million at the Publishing and Marketing Solutions segments, respectively. Operating costs increased primarily due to costs associated with the operations of Legacy Gannett, partially offset by a reduction in costs associated with declines in demand, in part, as a result of the pandemic and continued cost efficiency efforts resulting from the consolidation and centralization of operations.

Selling, general, and administrative expenses were $241.7 million in the third quarter of 2020, an increase of $121.8 million compared to the third quarter of 2019, including an increase of $91.7 million and $20.2 million at the Publishing and Marketing Solutions segments, respectively. Selling, general, and administrative expenses increased primarily due to costs incurred related to the operations of Legacy Gannett, partially offset by continued cost efficiency efforts as well as cost containment initiatives implemented as a result of the COVID-19 pandemic.

Integration and reorganization costs were $13.4 million in the third quarter of 2020, an increase of $10.3 million compared to the third quarter of 2019, including an increase at the Publishing and Marketing Solutions segments of $2.5 million and $0.7 million, respectively, as well as an increase of $7.0 million for the Corporate and other category. Integration and reorganization costs increased primarily due to additional severance costs stemming from acquisition-related synergies, the continued consolidation of operations resulting from the ongoing implementation of our plans to reduce costs and preserve cash flow and the integration of acquired businesses.

Acquisitions costs were $1.9 million in the third quarter of 2020, a decrease of $10.3 million compared to the third quarter of 2019 and were attributable to the Corporate and other category. The decrease in acquisition costs was primarily due to lower acquisition activity in the third quarter of 2020 when compared to the three months ended September 29, 2019.

Asset impairments were $1.6 million in the third quarter of 2020, compared to none in the third quarter of 2019. The Company incurred asset impairments primarily related to fixed asset disposals related to the continued consolidation of operations in the third quarter of 2020.

Nine months ended September 30, 2020 versus nine months ended September 29, 2019

Total operating expenses were $2.996 billion for the nine months ended September 30, 2020, an increase of $1.836 billion compared to the nine months ended September 29, 2019. Total operating expenses increased across all segments primarily due to higher operating costs and selling, general and administrative expenses due to the acquisition of Legacy Gannett; asset impairments, primarily related to property, plant and equipment, mainly at the Publishing segment; impairment recognized for goodwill and intangibles; and higher integration and reorganization costs incurred related to the Legacy Gannett acquisition. These increases were partially offset by cost synergies realized as a result of integration and consolidation, as well as measures implemented to reduce costs and preserve cash flow as a result of the COVID-19 pandemic, which began impacting the Company toward the end of the first quarter of 2020.

Operating costs were $1.536 billion in the nine months ended September 30, 2020, an increase of $854.3 million compared to the nine months ended September 29, 2019, including an increase of $720.8 million and $151.4 million at the Publishing and Marketing Solutions segments, respectively. Operating costs increased primarily due to costs associated with the operations of Legacy Gannett, partially offset by a reduction in costs associated with declines in demand, in part, as a result of the pandemic and continued cost efficiency efforts resulting from the consolidation and centralization of operations.

Selling, general, and administrative expenses were $767.3 million in the nine months ended September 30, 2020, an increase of $391.8 million compared to the nine months ended September 29, 2019, including an increase of $275.3 million and $67.8 million at the Publishing and Marketing Solutions segments, respectively. Selling, general, and administrative expenses increased primarily due to costs incurred relating to the operations of Legacy Gannett, partially offset by continued cost efficiency efforts as well as cost containment initiatives implemented as a result of the COVID-19 pandemic.

Integration and reorganization costs were $74.0 million for the nine months ended September 30, 2020, an increase of $60.8 million compared to the nine months ended September 29, 2019, including an increase at the Publishing and Marketing Solutions segments of $30.0 million and $4.4 million, respectively, as well as an increase of $26.4 million for the Corporate and other category. Integration and reorganization costs increased primarily due to additional severance costs stemming from acquisition-related synergies, the continued consolidation of operations resulting from the ongoing implementation of our plans to reduce costs and preserve cash flow and the integration of acquired businesses.

Acquisitions costs were $10.3 million for the nine months ended September 30, 2020, a decrease of $5.1 million compared to the nine months ended September 29, 2019 and were attributable to the Corporate and other category. The decrease in acquisition costs was primarily due to lower costs incurred in conjunction with the acquisition of Legacy Gannett.

The Company incurred goodwill and intangible impairments of $393.4 million for the nine months ended September 30, 2020 compared to no goodwill and intangible impairments recognized during the same period in 2019.

Asset impairments were $8.4 million for the nine months ended September 30, 2020, an increase of $6.0 million compared to the nine months ended September 29, 2019. The Company incurred asset impairments in the nine months ended September 30, 2020 related to fixed asset disposals related to the continued consolidation of our operations compared to the nine months ended September 29, 2019.

Publishing segment

A summary of our Publishing segment results is presented below:

	Three months ended			Nine months ended
In thousands	September 30, 2020	September 29, 2019	Change	September 30, 2020	September 29, 2019	Change
Operating revenues:
Advertising and marketing services	$329,508	$178,491	$151,017	$1,025,396	$566,526	$458,870
Circulation	336,152	146,254	189,898	1,053,517	449,246	604,271
Other	66,566	41,514	25,052	207,355	123,003	84,352
Total operating revenues	732,226	366,259	365,967	2,286,268	1,138,775	1,147,493
Operating expenses:
Operating costs	438,588	214,315	224,273	1,390,366	669,585	720,781
Selling, general and administrative expenses	186,000	94,332	91,668	592,856	317,596	275,260
Depreciation and amortization	52,481	23,840	28,641	175,990	64,439	111,551
Integration and reorganization costs	5,120	2,608	2,512	39,049	9,067	29,982
Asset impairments	868	—	868	7,727	2,469	5,258
Goodwill and intangible impairments	—	—	—	352,947	—	352,947
Loss on sale or disposal of assets	1,731	568	1,163	1,876	2,746	(870)
Total operating expenses	684,788	335,663	349,125	2,560,811	1,065,902	1,494,909
Operating income (loss)	$47,438	$30,596	$16,842	$(274,543)	$72,873	$(347,416)

Operating revenues:

Quarter ended September 30, 2020 versus quarter ended September 29, 2019

Advertising and marketing services revenues, which includes print advertising, as well as digital advertising and marketing services, were $329.5 million for the third quarter of 2020, including $25.9 million from international operations, an increase of $151.0 million compared to the third quarter of 2020. The increase was primarily attributable to $208.0 million in acquired advertising and marketing services revenues related to Legacy Gannett.

Print advertising revenues were $208.2 million for the third quarter of 2020, an increase of $69.2 million compared to the third quarter of 2019. Local and national print advertising revenues were $103.4 million and $28.6 million, respectively, for the third quarter of 2020, an increase of $15.5 million and $23.0 million, respectively, compared to the third quarter of 2019. The increases in local and national print advertising revenues were attributable to $74.6 million in acquired revenues related to Legacy Gannett. Classified print advertising revenues were $76.2 million for the third quarter 2020, an increase of $30.6 million compared to the third quarter of 2019, primarily attributable to $41.7 million in acquired revenues related to Legacy Gannett. The increases across all categories of print advertising revenues were partially offset by reduced demand consistent with general trends adversely impacting the publishing industry and unfavorable impacts resulting from the COVID-19 pandemic.

Digital advertising and marketing services revenues were $121.3 million for the third quarter of 2020, an increase of $81.8 million compared to the third quarter of 2019. Digital media revenues were $84.1 million for the third quarter of 2020, an increase of $61.0 million compared to the third quarter of 2019, primarily due to $66.5 million in acquired revenues related to Legacy Gannett. Digital marketing services revenues were $25.5 million for the third quarter of 2020, an increase of $15.3 million compared to the third quarter of 2019. This increase was attributable to $18.3 million in acquired revenues related to Legacy Gannett. Digital classified revenues were $11.7 million for the third quarter of 2020, an increase of $5.6 million compared to the third quarter of 2019 due to $6.9 million in acquired revenues related to Legacy Gannett. The impacts from the COVID-19 pandemic, which began in the latter part of the first quarter of 2020, negatively affected digital revenues across each category.

Circulation revenues, which include print circulation and digital circulation, were $336.2 million for the third quarter of 2020. Print circulation revenues were $312.6 million for the third quarter of 2020, an increase of $171.8 million compared to the third quarter of 2019, due to $189.4 million in acquired revenues related to Legacy Gannett, partially offset by declines stemming from a reduction in volume of our single copy and home delivery sales, reflecting the impact of COVID-19 on businesses that buy and sell copies of our publications as well as general industry trends. Digital circulation revenues were $23.5 million for the third quarter of 2020, an increase of $18.1 million compared to the third quarter of 2019, primarily due to $17.1 million in acquired revenues and a 31.1% increase in digital only subscribers.

Other revenues were $66.6 million in the third quarter of 2020, an increase of $25.1 million compared to the third quarter of 2019.

Nine months ended September 30, 2020 versus nine months ended September 29, 2019

Advertising and marketing services revenues, which includes print advertising, as well as digital advertising and marketing services, were $1.025 billion for the nine months ended September 30, 2020, including $80.1 million from international operations, an increase of $458.9 million compared to the nine months ended September 30, 2020. The increase was primarily attributable to $635.4 million in acquired advertising and marketing services revenues, including $631.4 million related to Legacy Gannett.

Print advertising revenues were $663.7 million for the nine months ended September 30, 2020, an increase of $215.8 million compared to the nine months ended September 29, 2019. Local and national print advertising revenues were $332.2 million and $90.7 million, respectively, for the nine months ended September 30, 2020, an increase of $46.7 million and $72.1 million, respectively, compared to the nine months ended September 29, 2019. The increases in local and national print advertising revenues were attributable to $235.8 million in acquired revenues, including $232.9 million in acquired revenues related to Legacy Gannett. Classified print advertising revenues of $240.9 million for the nine months ended September 30, 2020 increased $97.0 million compared to the nine months ended September 29, 2019, primarily attributable to acquired revenues of $132.9 million, including $132.1 million in acquired revenues related to Legacy Gannett. The increases across all categories of print advertising revenues were partially offset by reduced demand consistent with general trends adversely impacting the publishing industry and unfavorable impacts resulting from the COVID-19 pandemic, which began in the latter part of the first quarter of 2020.

Digital advertising and marketing services revenues were $361.7 million for the nine months ended September 30, 2020, an increase of $243.0 million compared to the nine months ended September 29, 2019. Digital media revenues were $235.9 million for the nine months ended September 30, 2020, an increase of $168.6 million compared to the nine months ended September 29, 2019, primarily due to $180.0 million in acquired revenues, including $179.8 million in acquired revenues related to Legacy Gannett. Digital marketing services revenues were $79.7 million for the nine months ended September 30, 2020, an increase of $47.7 million compared to the nine months ended September 29, 2019. This increase was attributable to $55.8 million in acquired revenues related to Legacy Gannett. Digital classified revenues were $46.1 million for the nine months ended September 30, 2020, an increase of $26.7 million compared to the nine months ended September 29, 2019 due to $31.0 million in acquired revenues, including $30.9 million in acquired revenues related to Legacy Gannett. The impacts from the COVID-19 pandemic, which began in the latter part of the second quarter 2020 negatively affected digital revenues across each category.

Circulation revenues, which include print circulation and digital circulation, were $1,054 million for the nine months ended September 30, 2020. Print circulation revenues were $989.5 million for the nine months ended September 30, 2020, an increase of $555.8 million from the nine months ended September 29, 2019 due to $601.7 million in acquired revenues, including $599.1 million in acquired revenues related to Legacy Gannett and increases from our strategic pricing programs, partially offset by declines stemming from a reduction in volume of our single copy and home delivery sales, reflecting the impact of COVID-19 on businesses that buy and sell copies of our publications as well as general industry trends. Digital circulation revenues were $64.0 million for the nine months ended September 30, 2020, an increase of $48.4 million from the nine months ended September 29, 2019, primarily due to $45.8 million in acquired revenues.

Other revenues were $207.4 million for the nine months ended September 30, 2020, an increase of $84.4 million compared to the nine months ended September 29, 2019.

Operating expenses:

Quarter ended September 30, 2020 versus quarter ended September 29, 2019

Operating costs were $438.6 million for the third quarter of 2020, an increase of $224.3 million from the third quarter of 2019. Newsprint and ink costs were $31.3 million in the third quarter, an increase of $11.1 million compared to 2019, primarily as a result of acquired newsprint and ink costs related to Legacy Gannett, partially offset by declines in circulation and print advertising volumes, lower prices, page count reductions and press configuration efficiencies when compared to the third quarter of 2019. News and editorial expenses were $9.9 million in the third quarter of 2020, an increase of $2.8 million compared to 2019, primarily as a result of acquired news and editorial expenses related to Legacy Gannett, partially offset by synergy savings. Distribution costs were $99.2 million in the third quarter of 2020, an increase of $62.1 million, primarily due to acquired hauling and delivery costs related to Legacy Gannett, partially offset by synergy savings and lower production volumes. Other costs contributing to the overall increase in operating costs included an increase of $82.7 million in compensation and benefit costs, primarily due to costs related to Legacy Gannett operations, partially offset by decreases from cost containment initiatives implemented in connection with the COVID-19 pandemic and ongoing integration efforts and an increase of $28.9 million in outside services, which include portions of outside printing, professional and outside services, paid search and ad serving, feature services, and credit card fees primarily due to Legacy Gannett operations, partially offset by declines in activity as a result of the COVID-19 pandemic and cost containment initiatives.

Selling, general, and administrative expenses were $186.0 million for the third quarter of 2020, an increase of $91.7 million compared to the third quarter of 2019. Outside services costs, which include portions of outside printing, professional and outside services, paid search and ad serving, feature services, and credit card fees, were $10.8 million in the third quarter, an increase of $3.4 million compared to the third quarter of 2019, primarily as a result of outside services costs related to Legacy Gannett, partially offset by reductions resulting from reduced activity as a result of the COVID-19 pandemic as well as cost containment initiatives. Other costs contributing to the overall increase in selling, general, and administrative expenses included $37.7 million in compensation and benefits costs, primarily related to Legacy Gannett operations, partially offset by decreases from cost containment initiatives implemented in connection with the COVID-19 pandemic and ongoing integration efforts and $36.1 million in other general and administrative costs due to costs related to Legacy Gannett operations.

Depreciation and amortization expenses were $52.5 million for the third quarter of 2020, a $28.6 million increase compared to the third quarter of 2019, primarily attributable to the acquired property and intangibles from the Legacy Gannett acquisition and an increase in accelerated depreciation of $7.1 million as a result of ongoing cost reduction programs compared to the third quarter of 2019.

Integration and reorganization costs were $5.1 million in the third quarter of 2020, an increase of $2.5 million compared to the third quarter of 2019, primarily attributable to acquisition-related synergies and the continued consolidation of operations resulting from the ongoing implementation of our plans to reduce costs and preserve cash flow.

Nine months ended September 30, 2020 versus nine months ended September 29, 2019

Operating costs were $1.390 billion for the nine months ended September 30, 2020, an increase of $720.8 million compared to the nine months ended September 29, 2019. Newsprint and ink costs were $101.1 million for the nine months ended September 30, 2020, an increase of $33.4 million compared to the nine months ended September 29, 2019, primarily as a result of acquired newsprint and ink costs related to Legacy Gannett, offset by declines in circulation and print advertising volumes, lower prices, page count reductions and press configuration efficiencies compared to the nine months ended September 29, 2019. News and editorial expenses were $31.1 million for the nine months ended September 30, 2020, an increase of $9.2 million compared to the nine months ended September 29, 2019, primarily as a result of acquired news and editorial expenses related to Legacy Gannett, partially offset by synergy savings. Distribution costs were $306.8 million for the nine months ended September 30, 2020, an increase of $192.6 million compared to the nine months ended September 29, 2019, primarily due to acquired hauling and delivery costs related to Legacy Gannett, partially offset by synergy savings and lower production volumes. Other costs contributing to the overall increase in operating costs included an increase of $256.3 million in compensation and benefit costs, primarily due to costs related to Legacy Gannett operations, partially offset by decreases from cost containment initiatives implemented in connection with the COVID-19 pandemic and ongoing integration efforts and an increase of $113.0 million in outside services, which include portions of outside printing, professional and outside services, paid search and ad serving, feature services, and credit card fees due to increases in outside service costs, partially offset by declines in activity as a result of the COVID-19 pandemic and cost containment initiatives.

Selling, general, and administrative expenses were $592.9 million for the nine months ended September 30, 2020, an increase of $275.3 million compared to the nine months ended September 29, 2019. Outside services costs, which include portions of outside printing, professional and outside services, paid search and ad serving, feature services, and credit card fees, were $33.9 million for the nine months ended September 30, 2020, an increase of $9.2 million compared to the nine months ended September 29, 2019, primarily as a result of acquired outside services costs related to Legacy Gannett offset by reductions resulting from reduced activity as a result of the COVID-19 pandemic as well as cost containment initiatives. Other costs contributing to the overall increase in selling, general, and administrative expenses included $114.1 million in compensation and benefits costs, primarily due to costs related to Legacy Gannett operations, partially offset by decreases from cost containment initiatives implemented in connection with the COVID-19 pandemic and ongoing integration efforts and $117.2 million in other general and administrative costs due to costs related to Legacy Gannett operations.

Depreciation and amortization expense were $176.0 million for the nine months ended September 30, 2020, a $111.6 million increase compared to the nine months ended September 29, 2019, primarily attributable to the acquired property and intangibles from the Legacy Gannett acquisition and an increase in accelerated depreciation of $40.2 million as a result of ongoing cost reduction programs compared to the nine months ended September 29, 2019.

Integration and reorganization costs were $39.0 million for the nine months ended September 30, 2020, an increase of $30.0 million compared to the nine months ended September 29, 2019, primarily attributable to integration and reorganization costs related to Legacy Gannett driven by severance costs related to acquisition-related synergies and the continued consolidation of operations resulting from the ongoing implementation of our plans to reduce costs and preserve cash flow.

Publishing segment adjusted EBITDA:

	Three months ended			Nine months ended
In thousands	September 30, 2020	September 29, 2019	Change	September 30, 2020	September 29, 2019	Change
Net income (loss) attributable to Gannett	$67,726	$31,362	$36,364	$(213,490)	$74,690	$(288,180)
Interest expense	17	21	(4)	127	99	28
Non-operating pension income	(18,262)	(208)	(18,054)	(54,215)	(625)	(53,590)
Gain on sale of investments	—	—	—	(195)	—	(195)
Other non-operating income, net	(1,855)	(74)	(1,781)	(5,190)	(337)	(4,853)
Depreciation and amortization	52,481	23,840	28,641	175,990	64,439	111,551
Integration and reorganization costs	5,120	2,608	2,512	39,049	9,067	29,982
Asset impairments	868	—	868	7,727	2,469	5,258
Goodwill and intangible impairments	—	—	—	352,947	—	352,947
Loss on sale or disposal of assets	1,731	568	1,163	1,876	2,746	(870)
Other items	926	838	88	7,141	3,339	3,802
Adjusted EBITDA (non-GAAP basis)	$108,752	$58,955	$49,797	$311,767	$155,887	$155,880

Adjusted EBITDA for our Publishing segment was $108.8 million for the third quarter of 2020, an increase of $49.8 million compared to the third quarter of 2019. The increase was primarily attributable to acquired Adjusted EBITDA for Legacy Gannett and ongoing operating efficiencies, offset by lower demand during the third quarter of 2020, which was impacted by the ongoing economic effects of COVID-19.

Adjusted EBITDA for our Publishing segment was $311.8 million for the nine months ended September 30, 2020, an increase of $155.9 million compared to the nine months ended September 29, 2019. The increase was primarily attributable to acquired Adjusted EBITDA for Legacy Gannett and ongoing operating efficiencies, offset by lower demand beginning near the end of the first quarter of 2020, which was impacted by the ongoing economic effects of COVID-19.

Marketing Solutions segment

A summary of our Marketing Solutions segment results is presented below:

	Three months ended			Nine months ended
In thousands	September 30, 2020	September 29, 2019	Change	September 30, 2020	September 29, 2019	Change
Operating revenues:
Advertising and marketing services	$100,807	$22,110	$78,697	$306,899	$66,658	$240,241
Other	4,636	4,564	72	14,388	13,248	1,140
Total operating revenues	105,443	26,674	78,769	321,287	79,906	241,381
Operating expenses:
Operating costs	71,223	18,716	52,507	207,741	56,364	151,377
Selling, general and administrative expenses	30,228	10,045	20,183	100,120	32,276	67,844
Depreciation and amortization	6,768	764	6,004	18,103	2,820	15,283
Integration and reorganization costs	1,237	501	736	5,587	1,237	4,350
Asset impairments	717	—	717	717	—	717
Goodwill and intangible impairments	—	—	—	40,499	—	40,499
(Gain) loss on sale or disposal of assets	(964)	—	(964)	(426)	3	(429)
Total operating expenses	109,209	30,026	79,183	372,341	92,700	279,641
Operating loss	$(3,766)	$(3,352)	$(414)	$(51,054)	$(12,794)	$(38,260)

Operating revenues:

Quarter ended September 30, 2020 versus quarter ended September 29, 2019

Advertising and marketing services revenues were $100.8 million for the third quarter of 2020, including $10.9 million from international entities, an increase of $78.7 million compared to the third quarter of 2019. This increase was primarily attributable to $91.2 million in acquired advertising and marketing services revenues related to Legacy Gannett, partially offset by the impacts of the COVID-19 pandemic which has resulted in lower demand for digital advertising and subscription services in the third quarter of 2020.

Other revenues were $4.6 million for the third quarter of 2020, a slight increase compared to the third quarter of 2019, primarily resulting from an increase in license revenue for cloud software products, partially offset by decreases driven by the impacts of the COVID-19 pandemic.

Nine months ended September 30, 2020 versus nine months ended September 29, 2019

Advertising and marketing services revenues were $306.9 million for the nine months ended September 30, 2020, including $29.9 million from international entities, an increase of $240.2 million compared to the nine months ended September 29, 2019. This increase was primarily attributable to $262.3 million in acquired advertising and marketing services revenues related to Legacy Gannett, partially offset by the impacts of the COVID-19 pandemic which has resulted in lower demand for digital advertising and subscription services.

Other revenues were $14.4 million for the nine months ended September 30, 2020, an increase of $1.1 million compared to the nine months ended September 29, 2019, primarily due to an increase in license revenue for cloud software products, partially offset by decreases driven by the impacts of the COVID-19 pandemic, which began in the latter part of the first quarter of 2020.

Operating expenses:

Quarter ended September 30, 2020 versus quarter ended September 29, 2019

Operating costs were $71.2 million for the third quarter of 2020, an increase of $52.5 million compared to the third quarter of 2019 primarily attributable to acquired operating costs related to Legacy Gannett. Included in operating costs are outside service costs, which include costs of online media acquired from third-party publishers, costs to manage and operate the segment's solutions and technology infrastructure, and other third-party direct costs. Outside service costs totaled $56.8 million for the third quarter of 2020, an increase of $44.6 million, primarily the result of acquired outside service costs related to Legacy Gannett and increased costs of media associated with lower rebates and margin pressure experienced during the third quarter of 2020, partially offset by reductions associated with cost containment initiatives in connection with the COVID-19 pandemic. Also contributing to the overall increase in operating costs was a $5.2 million increase in compensation and benefit costs, primarily attributable to acquired operating costs related to Legacy Gannett, partially offset by reductions associated with cost containment initiatives in connection with the COVID-19 pandemic.

Selling, general, and administrative expenses were $30.2 million for the third quarter of 2020, an increase of $20.2 million compared to the third quarter of 2019. The increase was primarily attributable to acquired selling, general, and administrative expenses related to Legacy Gannett compensation and benefits costs, partially offset by decreases related to cost containment initiatives in connection with the COVID-19 pandemic and ongoing integration efforts.

Depreciation and amortization were $6.8 million for the third quarter of 2020, an increase of $6.0 million compared to the third quarter of 2019, primarily attributable to the acquired property and intangibles from the Legacy Gannett acquisition and an increase in amortization expense due to new product and development initiatives.

Nine months ended September 30, 2020 versus nine months ended September 29, 2019

Operating costs were $207.7 million for the nine months ended September 30, 2020, an increase of $151.4 million compared to the nine months ended September 29, 2019, primarily attributable to acquired operating costs related to Legacy Gannett. Included in operating costs are outside service costs, which include costs of online media acquired from third-party publishers, costs to manage and operate the segment's solutions and technology infrastructure and other third-party direct costs. Outside service costs totaled $160.7 million for the nine months ended September 30, 2020, an increase of $125.2 million compared to the same period in 2019. The increase was primarily due to acquired outside service costs related to Legacy Gannett and increased costs of media associated with lower rebates and margin pressure experienced in the second quarter and third quarter of 2020, partially offset by reductions associated with cost containment initiatives in connection with the COVID-19 pandemic. Also contributing to the overall increase in operating costs was a $17.1 million increase in compensation and benefit costs primarily attributable to acquired operating costs related to Legacy Gannett, partially offset by reductions associated with cost containment initiatives in connection with the COVID-19 pandemic.

Selling, general, and administrative expenses were $100.1 million for the nine months ended September 30, 2020, an increase of $67.8 million compared to the nine months ended September 29, 2019. The increase was primarily attributable to acquired selling, general, and administrative expenses related to Legacy Gannett compensation and benefits costs, partially offset by decreases related to cost containment initiatives as a result of the COVID-19 pandemic and ongoing integration activities.

Depreciation and amortization were $18.1 million for the nine months ended September 30, 2020, an increase of $15.3 million compared to the nine months ended September 29, 2019, primarily attributable to the acquired property and intangibles from the Legacy Gannett acquisition and an increase in amortization expense due to new product and development initiatives.

Marketing Solutions segment adjusted EBITDA:

	Three months ended			Nine months ended
In thousands	September 30, 2020	September 29, 2019	Change	September 30, 2020	September 29, 2019	Change
Net income (loss) attributable to Gannett	$5,223	$(3,352)	$8,575	$(43,076)	$(12,794)	$(30,282)
Gain on sale of investments	(7,800)	—	(7,800)	(7,800)	—	(7,800)
Other non-operating income, net	(1,189)	—	(1,189)	(178)	—	(178)
Depreciation and amortization	6,768	764	6,004	18,103	2,820	15,283
Integration and reorganization costs	1,237	501	736	5,587	1,237	4,350
Asset impairments	717	—	717	717	—	717
Goodwill and intangible impairments	—	—	—	40,499	—	40,499
(Gain) loss on sale or disposal of assets	(964)	—	(964)	(426)	3	(429)
Other items	185	390	(205)	1,421	1,341	80
Adjusted EBITDA (non-GAAP basis)	$4,177	$(1,697)	$5,874	$14,847	$(7,393)	$22,240

Adjusted EBITDA for our Marketing Solutions segment was $4.2 million for the third quarter of 2020, an increase of $5.9 million compared to the third quarter of 2019, primarily due to additional Adjusted EBITDA from Legacy Gannett.

Adjusted EBITDA for our Marketing Solutions segment was $14.8 million for the nine months ended September 30, 2020, an increase of $22.2 million compared to the nine months ended September 29, 2019, primarily due to additional Adjusted EBITDA from Legacy Gannett.

Corporate and other category

Corporate and other operating expenses were $44.9 million for the third quarter of 2020, an increase of $14.8 million compared to the third quarter of 2019, primarily attributable to acquired operating costs and selling, general and administrative expenses related to Legacy Gannett, an increase in integration and reorganization costs of $7.0 million and an increase in depreciation and amortization expenses of $2.2 million, partially offset by a decrease in acquisition costs of $10.3 million.

Corporate and other operating expenses were $148.5 million for the nine months ended September 30, 2020, an increase of $94.7 million compared to the nine months ended September 29, 2019, primarily attributable to acquired operating costs and selling, general and administrative expenses related to Legacy Gannett, an increase in integration and reorganization costs of $26.4 million and an increase in depreciation and amortization expenses of $10.1 million, partially offset by a decrease in acquisition costs of $5.1 million.

Non-operating expenses

Interest expense: Interest expense for the third quarter of 2020 was $58.1 million compared to $10.0 million in the third quarter of 2019. Interest expense for the nine months ended September 30, 2020 was $173.9 million compared to $30.4 million for the nine months ended September 29, 2019. The increase in interest expense for the three and nine months ended September 30, 2020 is mainly due to a higher effective interest rate and a larger debt balance compared to the same periods in the prior year.

Non-operating pension income: Non-operating pension income for the third quarter of 2020 was $18.3 million compared to $0.2 million in the third quarter of 2019. Non-operating pension income for the nine months ended September 30, 2020 was $54.4 million compared to $0.6 million for the nine months ended September 29, 2019. The increase in non-operating pension income during the three and nine months ended September 30, 2020 was due primarily to the increased expected return on plan assets held by the GRP in excess of interest costs on benefit obligations compared to the three and nine months ended September 29, 2019.

Gain on sale of investments: Gain on sale of investments was $7.8 million and $8.0 million for the three and nine months ended September 30, 2020, respectively, compared to none for the same periods in the prior year. The increase during the three and nine months ended September 30, 2020 was primarily attributable to the disposal of a cost method investment held by the Marketing Solutions segment.

Other non-operating items, net: Our non-operating items, net, are driven by certain items that fall outside of our normal business operations. Non-operating items, net, consisted of $2.6 million in income for the third quarter of 2020 compared to none for the third quarter of 2019. Non-operating items, net, consisted of $7.0 million in income for the nine months ended September 30, 2020 compared to $0.2 million in income for the nine months ended September 29, 2019.

Income tax expense (benefit)

The following table outlines our pre-tax net income (loss) and income tax amounts:

	Three months ended		Nine months ended
In thousands	September 30, 2020	September 29, 2019	September 30, 2020	September 29, 2019
Pre-tax net income (loss)	$(28,350)	$(11,742)	$(572,085)	$(20,779)
Income tax expense (benefit)	3,098	7,226	(22,200)	4,929
Effective tax rate	***	***	3.9%	***
*** Indicates a percentage that is not meaningful.

For the three months ended September 30, 2020 and September 29, 2019 our effective income tax rate on the Pre-tax net loss was not meaningful. For the nine months ended September 30, 2020, our effective income tax rate on Pre-tax net loss was 3.9% and was not meaningful for the nine months ended September 29, 2019.

The provision for income taxes for the three months ended September 30, 2020 was mainly impacted by a reduction in the year to date tax benefit as a result of a lower projected annualized effective tax rate. The provision for income taxes for the three months ended September 30, 2020 was calculated using the estimated annual effective tax rate of 6.2%. The estimated annual effective tax rate is based on a projected tax benefit for the full year. The tax benefit for the nine months ended September 30, 2020 is lower than the 21% statutory Federal rate due to the impact of non-deductible asset impairments, non-deductible officers’ compensation and the creation of valuation allowances on non-deductible interest expense carryforwards and capital losses.

Our effective tax rate for the three and nine months ended September 30, 2020 was higher than the effective tax rate for the three and nine months ended September 29, 2019, due to non-deductible asset impairments, non-deductible officers’ compensation and the creation of valuation allowances on non-deductible interest carryforwards and capital losses.

The CARES Act was enacted on March 27, 2020. The Company will realize a tax benefit attributable to the legislation which permits a refund of tax benefits from earlier years. The legislation also allows the Company to defer certain employer payroll tax payments in 2020 to the end of 2021 and 2022. Finally, the Company is pursuing Employee Retention Tax Credits as provided under the CARES Act. The Company continually monitors guidance from the U.S. Department of the Treasury (the "Treasury") and the Internal Revenue Service to determine whether additional tax benefits are available from this legislation and similar stimulus efforts.

The Tax Cuts and Jobs Act of 2017 (“TCJA”) revised business interest expense limitations under I.R.C. Section 163(j) such that business interest deductions are not allowed in amounts exceeding prescribed percentages of EBITDA for tax years beginning before January 1, 2022. For tax years beginning after January 1, 2022, deductible interest cannot exceed prescribed percentages of EBIT. Unused business interest deductions are carried forward and recorded as deferred tax assets. The Company has evaluated the potential utilization of such carryforward deferred tax assets and determined full valuation allowances are appropriate as future utilization is uncertain.

Net loss attributable to Gannett and diluted loss per share attributable to Gannett

Net loss attributable to Gannett was $31.3 million and diluted loss per share attributable to Gannett per share was $0.24 for the third quarter of 2020 compared to net loss attributable to Gannett of $18.5 million and diluted loss per share attributable to Gannett per share of $0.31 for the third quarter of 2019. The change reflects the various items discussed above. Net loss attributable to Gannett was $548.3 million and diluted loss per share attributable to Gannett per share was $4.17 for the nine months ended September 30, 2020 compared to net loss attributable to Gannett of $24.8 million and diluted loss per share attributable to Gannett per share of $0.41 for the nine months ended September 29, 2019. The change reflects the various items discussed above.

Liquidity and capital resources

Our operations, which have historically generated strong positive cash flow, are expected to provide sufficient liquidity, together with cash on hand, to meet our ongoing liquidity requirements, primarily operating expenses, interest expense and capital expenditures.

Details of our cash flows are included in the table below:

	Nine months ended
In thousands	September 30, 2020	September 29, 2019
Net cash provided by operating activities	$74,280	$98,530
Net cash used for investing activities	(1,979)	(46,633)
Net cash used for financing activities	(37,471)	(72,898)
Effect of currency exchange rate change on cash	439	—
Increase (decrease) in cash, cash equivalents and restricted cash	$35,269	$(21,001)

Operating cash flows

Our largest source of cash provided by operations is Advertising and marketing services revenues generated primarily from local and national Print advertising revenues, including retail, classified and online and Digital advertising and marketing services revenues. Additionally, we generate cash through circulation subscribers, commercial printing and delivery services to third parties and events. Our primary uses of cash from operating activities include compensation, newsprint, delivery and outside services.

Our net cash flow provided by operating activities was $74.3 million for the first nine months of 2020, a decrease of $24.3 million compared to the first nine months of 2019. The decrease in net cash flow from operating activities was primarily due to an increase in interest paid on the Apollo Term Loan of $153.5 million, an increase in severance payments of $62.5 million and an increase in contributions to our pension plans of $18.9 million, partially offset by an increase in tax refunds of $5.6 million and an increase in working capital attributable to the merger with Legacy Gannett in November 2019.

Investing cash flows

Cash flows used for investing activities totaled $2.0 million for the first nine months of 2020, primarily consisting of purchases of property, plant and equipment of $28.9 million, partially offset by proceeds from sale of real estate and other assets of $26.2 million.

Cash flows used for investing activities totaled $46.6 million for the first nine months of 2019, primarily consisting of payments for acquisitions, net of cash acquired, of $49.7 million and capital expenditures of $7.3 million, partially offset by proceeds from sales of real estate and other assets of $10.3 million.

Financing cash flows

Cash flows used for financing activities totaled $37.5 million for the first nine months of 2020, primarily consisting of repayments of borrowings under the Apollo Term Loan of $27.6 million, deferred payments for acquisitions of $7.5 million and $2.0 million in payments for employee taxes withheld from stock awards.

Cash flows used for financing activities totaled $72.9 million for the first nine months of 2019, primarily consisting of the payments of dividends of $68.9 million and repayments of borrowings under the term loans $11.3 million and $0.7 million in payments for employee taxes withheld from stock awards, partially offset by net borrowings under the revolving credit facility of $8.0 million.

Apollo Term Loan

In November 2019, pursuant to the acquisition of Legacy Gannett, the Company entered into a five-year, senior-secured term loan facility with Apollo Capital Management, L.P. ("Apollo") in an aggregate principal amount of approximately $1.8 billion (the "Apollo Term Loan"). The Apollo Term Loan, which matures on November 19, 2024, generally bears interest at the rate of 11.5% per annum. Origination fees totaled 6.5% of the total principal amount of the financing at closing. Pursuant to the agreement, Apollo has the right to designate two individuals to attend Board of Directors meetings as non-fiduciary and non-voting observers and participants. In addition, if the total gross leverage ratio exceeds certain thresholds, Apollo has the right to appoint up to two voting directors. As of September 30, 2020, the total gross leverage ratio exceeded certain thresholds, whereby Apollo has the right to appoint one voting director. Upon the occurrence and during the continuance of an Event of Default (as defined in the Apollo Term Loan), the interest rate increases by 2.0%.

The Apollo Term Loan contains customary covenants and events of default, including a covenant that the Company have at least $20 million of unrestricted cash on the last day of each fiscal quarter. The Apollo Term Loan is required to be prepaid with (i) any unrestricted cash in excess of $40 million at the end of fiscal year 2020 and fiscal year 2021, (ii) 50% of excess cash flow (as such term is defined in the Apollo Term Loan) measured at the end of each fiscal quarter (beginning with the third quarter of 2020), subject to a step-up to 90% of excess cash flow for each period in fiscal year 2021 or later if the ratio of consolidated debt to EBITDA (as such terms are defined in the Apollo Term Loan) is greater than or equal to 1.00 to 1.00, and (iii) 100% of the net proceeds of any non-ordinary course asset sales. The Apollo Term Loan prohibits the payment of cash dividends prior to the thirtieth day of the second quarter of 2020, and thereafter permits payment of cash dividends up to an agreed-upon amount, provided that the ratio of consolidated debt to EBITDA (as such terms are defined therein) does not exceed a specified threshold. As of September 30, 2020, the Company is in compliance with all of the covenants and obligations under the Apollo Term Loan.

In connection with the Apollo Term Loan, the Company incurred approximately $4.9 million of fees and expenses and $116.6 million of lender fees which were capitalized and will be amortized over the term of the Apollo Term Loan using the effective interest method.

The Company is permitted to prepay the principal of the Apollo Term Loan, in whole or in part, at par plus accrued and unpaid interest, without any prepayment premium or penalty. The Apollo Term Loan is guaranteed by the material wholly-owned subsidiaries of the Company, and all obligations of the Company and its subsidiary guarantors are or will be secured by first priority liens on certain material real property, equity interests, land, buildings, and fixtures. The Apollo Term Loan contains customary representations and warranties, affirmative covenants, and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, fundamental changes, dispositions, dividends and other distributions, capital expenditures, and events of default. The Company used the proceeds of the Apollo Term Loan to (i) partially fund the acquisition of Legacy Gannett, (ii) repay, prepay, repurchase, redeem, or otherwise discharge in full each of the existing financing facilities (as defined in the agreement and discussed in part below), and (iii) pay fees and expenses incurred to obtain the Apollo Term Loan.

As of September 30, 2020, the Company had $1.7 billion in aggregate principal outstanding under the Apollo Term Loan, $4.1 million of deferred financing costs, and $93.3 million of capitalized lender fees. During the three and nine months ended September 30, 2020, the Company recorded $51.0 million and $152.4 million in interest expense, respectively, $5.9 million and $17.7 million in amortization of deferred financing costs, respectively, and $0.5 million and $1.7 million for loss on early extinguishment of debt, respectively. During the three and nine months ended September 30, 2020, the Company paid interest of $51.0 million and $176.0 million, respectively. The effective interest rate is 12.9%. As of September 30, 2020, the Company reclassified $15.2 million of the Apollo Term Loan to the Current portion of long-term debt on the Condensed consolidated balance sheets, which represents 50% of the Company's excess cash flow (as such term is defined in the Apollo Term Loan) measured at the end of the third quarter of 2020.

Additional information

We continue to evaluate the impacts of the COVID-19 pandemic on our results of operations and cash flows. As part of these measures, we have taken steps to manage cash outflow by rationalizing expenses and implementing various cost containment initiatives. These initiatives include, but are not limited to, strategic reductions in force, furloughs, and the cancellation of certain non-essential expenditures. We continue to evaluate opportunities to manage the amount and timing of significant expenditures associated with vendors, creditors, and pension regulators.

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

Although we currently forecast sufficient liquidity, the ultimate impact of the COVID-19 pandemic remains uncertain and could have a material negative impact on the Company's liquidity and its ability to meet its ongoing obligations, including its obligations under the Apollo Term Loan. As the implications of the COVID-19 pandemic continue to evolve, we will continue to closely monitor and explore additional opportunities to appropriately manage liquidity.

Non-GAAP Financial Measures

A non-GAAP financial measure is generally defined as one that purports to measure historical or future financial performance, financial position, or cash flows but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measure. We define and use Adjusted EBITDA, a non-GAAP financial measure, as set forth below.

Adjusted EBITDA

We define Adjusted EBITDA as Net income (loss) attributable to Gannett before:

•	Income tax expense (benefit);

•	Interest expense;

•	Gains or losses on the early extinguishment of debt;

•	Non-operating items, primarily pension costs;

•	Depreciation and amortization;

•	Integration and reorganization costs;

•	Asset impairments;

•	Goodwill and intangible impairments;

•	Gains or losses on the on sale or disposal of assets;

•	Equity-based compensation;

•	Acquisition costs;

•	Gains or losses on the sale of investments; and

•	Certain other non-recurring charges.

Management’s Use of Adjusted EBITDA

Adjusted EBITDA is not a measurement of financial performance under GAAP and should not be considered in isolation or as an alternative to income from operations, net income (loss), cash flow from operating activities, or any other measure of performance or liquidity derived in accordance with GAAP. We believe this non-GAAP measure as we have defined it is helpful in identifying trends in our day-to-day performance because the items excluded have little or no significance on our day-to-day operations. This measure provides an assessment of controllable expenses and affords management the ability to make decisions which are expected to facilitate meeting current financial goals as well as achieve optimal financial performance.

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

Adjusted EBITDA is not an alternative to net income, income from operations, or cash flows provided by or used in operations as calculated and presented in accordance with GAAP. Readers of our financial statements should not rely on Adjusted EBITDA as a substitute for any such GAAP financial measure. We strongly urge readers of our financial statements to review the reconciliation of Net loss attributable to Gannett to Adjusted EBITDA along with our consolidated financial statements included elsewhere in this report. We also strongly urge readers of our financial statements to not rely on any single financial measure to evaluate our business. In addition, because Adjusted EBITDA is not a measure of financial performance under GAAP and is susceptible to varying calculations, the Adjusted EBITDA measure as presented in this report may differ from and may not be comparable to similarly titled measures used by other companies.

We use Adjusted EBITDA as a measure of our day-to-day operating performance, which is evidenced by the publishing and delivery of news and other media and excludes certain expenses that may not be indicative of our day-to-day business operating results. We consider the Gain or loss on the early extinguishment of debt to be financing related costs associated with interest expense or amortization of financing fees. Accordingly, we exclude financing related costs such as the early extinguishment of debt because they represent the write-off of deferred financing costs, and we believe these non-cash write-offs are similar to interest expense and amortization of financing fees, which by definition are excluded from Adjusted EBITDA. Such charges are incidental to, but not reflective of, our day-to-day operating performance and it is appropriate to exclude charges related to these financing activities which, depending on the nature of the financing arrangement, would have otherwise been amortized over the period of the related agreement and does not require a current cash settlement. Such charges are incidental to, but not reflective of our day-to-day operating performance of the business that management can impact in the short term.

The table below shows the reconciliation of Net loss attributable to Gannett to Adjusted EBITDA for the periods presented:

	Three months ended			Nine months ended
In thousands	September 30, 2020	September 29, 2019	Change	September 30, 2020	September 29, 2019	Change
Net loss attributable to Gannett	$(31,260)	$(18,463)	$(12,797)	$(548,305)	$(24,754)	$(523,551)
Income tax expense (benefit)	3,098	7,226	(4,128)	(22,200)	4,929	(27,129)
Interest expense	58,063	10,030	48,033	173,890	30,376	143,514
Loss on early extinguishment of debt	476	—	476	1,650	—	1,650
Non-operating pension income	(18,334)	(208)	(18,126)	(54,433)	(625)	(53,808)
Gain on sale of investments	(7,800)	—	(7,800)	(7,995)	—	(7,995)
Other non-operating income, net	(2,575)	(22)	(2,553)	(6,993)	(176)	(6,817)
Depreciation and amortization	61,355	24,482	36,873	205,706	68,733	136,973
Integration and reorganization costs	13,417	3,136	10,281	73,978	13,213	60,765
Acquisition costs	1,913	12,181	(10,268)	10,261	15,318	(5,057)
Asset impairments	1,585	—	1,585	8,444	2,469	5,975
Goodwill and intangible impairments	—	—	—	393,446	—	393,446
Loss on sale or disposal of assets	795	602	193	1,540	3,339	(1,799)
Equity-based compensation expense	3,844	691	3,153	22,812	2,534	20,278
Other items	3,403	5,251	(1,848)	13,265	9,697	3,568
Adjusted EBITDA (non-GAAP basis)	$87,980	$44,906	$43,074	$265,066	$125,053	$140,013

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

Our cumulative foreign currency translation adjustment reported as part of our equity totaled $1.6 million at September 30, 2020. No such amounts were reported for the three months ended September 29, 2019.

Newsquest's assets and liabilities were translated from British pounds sterling to U.S. dollars at the September 30, 2020 exchange rate of 1.29. Newsquest's financial results were translated at an average rate of 1.27 for the first nine months of 2020.

If the price of the British pound sterling against the U.S. dollar had been 10% more or less than the actual price, operating income would have increased or decreased approximately $10.9 million for the first nine months of 2020. In addition, a 10% fluctuation in each of ReachLocal's currencies relative to the U.S. dollar would have increased or decreased operating income by approximately $0.4 million for the first nine months of 2020.

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

In recent years, we have experienced declining revenue (on a same-store basis). The majority of our revenue is from (i) advertising and marketing services and (ii) paid circulation (in each case, both in print and digital mediums). Print advertising alone accounted for approximately 26% of our total revenue for the three and nine months ended September 30, 2020.

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

We also generate revenue from a commercial printing and distribution business that manage printing and distribution of publications for third parties, which generated approximately 2% of our revenue in the third quarter 2020, or approximately 2% of our revenue in the nine months ended September 30, 2020. Our commercial and/or printing businesses could also be adversely affected by the same secular trends that are affecting our core advertising and circulation revenues. These third parties are experiencing the same print volume declines our business experiences and as such our commercial printing and distribution revenues could experience declines in the future. In addition, our relationships with these third parties are generally pursuant to short-term contracts, and a decision by any of the three largest national publications or the major local publications to cease publishing in those markets or seek alternatives to their current business practice of partnering with us could have an additional adverse effect on our revenue trends.

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

While we are generally exempt from governmental mandates requiring closures of non-essential businesses in response to the COVID-19 pandemic, actions taken to mitigate the pandemic could materially and adversely affect our business. Our ability to generate revenue is highly sensitive to the strength of the economies in which we operate, and actions taken to mitigate the COVID-19 pandemic, including widespread business closures and social distancing measures, could lead to an economic recession. During the first nine months of 2020, we experienced revenue and profitability declines in connection with the COVID-19 global pandemic. Since March 2020, we have experienced decreasing demand for our advertising and digital marketing services as well as reductions in the single copy and commercial distribution of our newspapers. Declining revenue may impair our ability to generate sufficient cash flows to service our term loan facility with Apollo. Accordingly, the COVID-19 pandemic has had the effect of heightening various risks described in this Form 10-Q.

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

Newsquest operates in the U.K., and ReachLocal has international sales operations in Australia, New Zealand and Canada, as well as campaign support services in India. Revenue from Newsquest accounted for 6% of our Publishing segment's total revenue for the three months ended September 30, 2020 and 6% of our Publishing segment's total revenue for the nine months ended September 30, 2020. Revenue from international operations outside North America accounted for 10% of our Marketing Solutions segment's total revenue for the three months ended September 30, 2020 and 9% of our Marketing Solutions segment's total revenue for the nine months ended September 30, 2020. Our ability to manage these international operations successfully is subject to numerous risks inherent in foreign operations, including:

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

The U.K. left the European Union on January 31, 2020 (“Brexit”) and is now in a transition period through December 31, 2020. Although the U.K. will remain in the European Union single market and customs union during the transition period, the nature of the future relationship between the U.K. and the remaining European Union countries following the transition period has yet to be agreed, and negotiations with the European Union on the terms of Brexit have demonstrated the difficulties that exist in reaching such an agreement. Depending on the terms of the negotiations, the U.K. could also lose access to the single European Union market and to the global trade deals negotiated by the European Union on behalf of its members. Such a decline in trade could affect the attractiveness of the U.K. as a global investment center and, as a result, could have a detrimental impact on economic growth in the country. Furthermore, regardless of the form of any withdrawal agreement, there are likely to be changes in the legal rights and obligations of commercial parties across all industries following Brexit, and British regulatory requirements once outside the European Union could be subject to significant change. Any of the foregoing could result in an economic downturn in Newsquest’s markets, which could depress the demand for our products and services.

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

The value of our intangible assets may become impaired, which could adversely affect future reported results of operations and stockholders’ equity

Our goodwill and indefinite-lived assets (mastheads) are subject to annual impairment testing, and more frequent testing upon the occurrence of certain events or significant changes in our circumstances, to determine whether the fair value of such assets is less than their carrying value. In such case, a non-cash charge to earnings may be necessary in the relevant period, which could adversely affect future reported results of operations and stockholders’ equity. At September 30, 2020, the carrying value of our goodwill was $560.2 million, the carrying value of mastheads was $176.4 million, and the carrying value of our amortizable intangible assets was $717.3 million.

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

As of September 30, 2020, we performed our annual impairment test. In connection with our review, we noted that the market capitalization of the Company declined significantly during the three months ended September 30, 2020 and there was widespread stock-market volatility, resulting from the COVID-19 pandemic. As a result, we recognized impairments on goodwill as well as certain mastheads and definite lived intangibles.

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

Furthermore, the percentage ownership in Gannett may be diluted in the future because of options issued to our Manager. As of September 30, 2020, there were 6,068,075 options outstanding at a weighted average exercise price of $13.97 held by our Manager and/or its affiliates.

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

101
The following financial information from Gannett Co., Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income; (iii) Condensed Consolidated Statements of Cash Flow; (iv) Condensed Consolidated Statements of Equity; and (v) Notes to Condensed Consolidated Financial Statements
Attached.

104	Cover Page Interactive Data File (formatted as Inline XBRL and embedded within the Inline XBRL document)	Attached.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2020	GANNETT CO., INC.

/s/ Douglas E. Horne
Douglas E. Horne
Chief Financial Officer
(on behalf of Registrant and as Principal Financial Officer)