Form 10-K
period 2020-12-31
Gannett Co., Inc.
filed 2021-02-26
CIK 1579684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐
						Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).             Yes  ☐    No  ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant's Common Stock as reported on The New York Stock Exchange on June 30, 2020 was approximately $187,837,799. The registrant has no non-voting common equity.
As of February 19, 2021, 139,033,905 shares of the registrant's Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant's Annual Meeting of Stockholders for 2021 is incorporated by reference in Part III to the extent described therein.

INDEX TO GANNETT CO., INC.
2020 FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views regarding, among other things, our future growth, results of operations, performance, and business prospects and opportunities as well as other statements that are other than historical fact. Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “target(s),” “project(s),” “believe(s),” “will,” “aim,” “would,” “seek(s),” “estimate(s)” and similar expressions are intended to identify such forward-looking statements.

Forward-looking statements are based on management’s current expectations and beliefs and are subject to a number of known and unknown risks, uncertainties, and other factors that could lead to actual results materially different from those described in the forward-looking statements. We can give no assurance our expectations will be attained. Our actual results, liquidity, and financial condition may differ from the anticipated results, liquidity, and financial condition indicated in these forward-looking statements. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause our actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others:

•Risks and uncertainties associated with the ongoing COVID-19 pandemic;
•General economic and market conditions;
•Economic conditions in the various regions of the United States, the United Kingdom, and other regions in which we operate our business;
•The shift within the publishing industry from traditional print media to digital forms of publication;
•Risks and uncertainties associated with our Digital Marketing Solutions segment, including its significant reliance on Google for media purchases, its international operations, and its ability to develop and gain market acceptance for new products or services;
•Declining print advertising revenue and circulation subscribers;
•Our ability to grow our digital marketing services initiatives, digital audience, and advertiser base;
•Our ability to grow our business organically;
•Variability in the exchange rate relative to the U.S. dollar of currencies in foreign jurisdictions in which we operate;
•The risk that we may not realize the anticipated benefits of our acquisitions;
•The availability and cost of capital for future investments;
•Our indebtedness may restrict our operations and/or require us to dedicate a portion of cash flow from operations to payments associated with our debt;
•Our current intention not to pay dividends and our ability to pay dividends consistent with prior practice or at all;
•Our ability to reduce costs and expenses;
•Risks and uncertainties associated with the termination of the Amended Management Agreement (as defined below) and the transition from external management to self-management of the Company;
•Our ability to remediate a material weakness in our internal control over financial reporting;
•The competitive environment in which we operate; and
•Our ability to recruit and retain key personnel, as well as any shortage of skilled or experienced employees, including journalists.

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

PART I

ITEM 1. BUSINESS

Overview

Gannett Co., Inc. ("Gannett", "we", "us", "our", or the "Company") is a subscription-led and digitally focused media and marketing solutions company committed to empowering communities to thrive. We aim to be the premiere source for clarity, connections, and solutions within our communities. Our strategy is focused on driving audience growth and engagement by delivering deeper content experiences to our consumers, while offering the products and marketing expertise our advertisers desire. The execution of this strategy is expected to enable the Company to continue its evolution from a more traditional print media business to a digitally focused content platform. Until November 19, 2019, our corporate name was New Media Investment Group Inc. ("New Media") and Gannett Co., Inc. was a separate publicly traded company. On November 19, 2019, New Media completed its acquisition of Gannett Co., Inc. (which was renamed Gannett Media Corp. and is referred to as “Legacy Gannett”). In connection with the acquisition, New Media changed its name to Gannett Co., Inc. and assumed Legacy Gannett's ticker symbol "GCI" (having previously traded under "NEWM").

Our current portfolio of media assets includes USA TODAY, local media organizations in 46 states in the U.S., and Newsquest, a wholly owned subsidiary operating in the United Kingdom ("U.K.") with more than 120 local news media brands. Gannett also owns the digital marketing services companies ReachLocal, Inc. ("ReachLocal"), UpCurve, Inc. ("UpCurve"), and WordStream, Inc. ("WordStream"), which are marketed under the LOCALiQ brand, and runs the largest media-owned events business in the U.S., USA TODAY NETWORK Ventures.

Through USA TODAY, our local property network, and Newsquest, Gannett delivers high-quality, trusted content where and when consumers want to engage with it on virtually any device or platform. Additionally, the Company has strong relationships with hundreds of thousands of local and national businesses in both our U.S. and U.K. markets due to our large local and national sales forces and a robust advertising and digital marketing solutions product suite. The Company reports in two operating segments, Publishing and Digital Marketing Solutions, plus a corporate and other category. A full description of our segments is included in Note 14 — Segment reporting of the notes to the consolidated financial statements.

The Company has made both internal and external investments to align with the shift in spending habits to digital products by both consumers and marketers. In 2020, total Digital advertising and marketing services revenues were $808.4 million, or 24% of our total revenues. Our U.S. media network, which includes USA TODAY and our local properties, has more than 4,350 journalists. We expect to and are invested in growing the number of journalists, as we seek to accelerate growth of a subscription-led business model, anchored on high-quality, original, impactful journalism. Our U.S. media network averaged 150 million(1) unique visitors monthly during 2020 who access content through desktops, laptops, smartphones, and tablets. In the U.K., Newsquest is a publishing and digital leader with approximately 655 journalists and a network of websites that attracts over 39 million unique visitors monthly. As of December 31, 2020 we had approximately 1.1 million digital-only subscribers, up 29% year over year.

Publishing Segment

Our Publishing segment comprises the following core products:

•253 daily media brands, including USA TODAY and our local property network in the U.S., with total paid circulation of over 2.6 million and Sunday circulation of 3.0 million;
•308 weekly media brands (published up to three times per week) with total circulation of approximately 1.6 million;
•375 locally-focused websites, which extend our businesses onto digital platforms;
•USA TODAY Group, which includes USATODAY.com and its mobile applications, our sports network (owned and operated as well as affiliates), and Reviewed.com, an affiliate marketing business;
•121 daily and weekly news media brands with related digital platforms as well as over 100 magazines in the U.K.; and
•Our community events platform, USA TODAY NETWORK Ventures.

In addition to our core products, we also opportunistically produce niche publications that address specific local market interests such as recreation, sports, healthcare, and real estate. Many of our publications are located in small and mid-size markets where we are often the primary provider of comprehensive local market news and information. Our content is primarily devoted to topics we believe are highly relevant and of interest to our audiences such as local news and politics, community and regional events, youth sports, opinion and editorial pages, local schools, obituaries, weddings, and crime news.

More than 80% of our daily media brands have been published for more than 100 years. We believe the longevity of our publications demonstrates the value and relevance of the local information we provide and has created a strong foundation of reader loyalty and a highly-recognized media brand name in each community we serve.

Since its introduction in 1982, USA TODAY has been a cornerstone of the national media landscape under its recognizable and respected brand. It also serves as the foundation for our newsroom network, the USA TODAY NETWORK, which allows for content sharing capabilities across our local and national markets. Since 1918, our USA TODAY NETWORK newsrooms have won 96 Pulitzer Prizes. Most recently, the Louisville Courier Journal won the 2020 Pulitzer Prize for breaking news reporting for its coverage of the flurry of pardons and commutations given by Kentucky Gov. Matt Bevin during his final days in office. This followed three wins in 2018, when the USA TODAY NETWORK was awarded Pulitzer Prizes for local reporting, editorial writing, and explanatory journalism, highlighting our ability to integrate in-depth reporting and cutting-edge technology.

The scale of our consumer audience across the Publishing segment makes us an attractive marketing partner to various local and national businesses trying to reach consumers. We are the leading news media publisher in the U.S. in terms of circulation and have the fifth largest digital audience in the News and Information category, based on December 2020 Comscore Media Metrics; per those metrics, our content reaches more people digitally than Fox News, CBSnews.com, New York Times Digital, BuzzFeed.com, or WashingtonPost.com.(1)

•In our U.S. local property network, the combined average daily print readership is approximately 6.9 million on Sundays and 5.6 million daily Monday through Saturday, while the digital audience reached 74.6 million(1) monthly unique visitors, on average, in 2020. At USA TODAY, print readership averages 2.7 million daily Monday to Friday, while the digital audience reached approximately 105.1 million(1) monthly unique visitors, on average, in 2020. While our print audience tends to skew to an older demographic, our digital audience skews younger as evidenced by 52%(1) of the total U.S. digital millennial audience (ages 18 - 34) accessing our USA TODAY NETWORK content monthly.
•In the U.K., our wholly-owned subsidiary, Newsquest, has a total average print readership of over 5.1 million every week. Newsquest’s digital audience in 2020 had an average of 39 million monthly unique users.

The Publishing segment generates revenue primarily through advertising and subscriptions to our print and digital publications and, to a lesser extent, commercial printing and distribution. The USA TODAY NETWORK has developed an efficient operating model utilizing a single content management platform and integrated shared support for back-office operations such as accounting and finance, content design and layout services, print and digital creative development, and certain sales and service platforms. We also strive to manage production and distribution efficiently across our entire newsroom network.

Advertising and marketing: In 2020, Publishing segment Advertising and marketing services revenues of $1.410 billion, which represents 46% of total Publishing segment revenues, down from 50% in 2019.

We track our Print advertising revenues in three primary categories: local, national, and classified. Below are descriptions of the three categories:

•Local advertising is associated with local merchants or locally owned businesses. Ads run in our print products, such as our daily or non-daily publications, and are either run-of-press (ROP) or preprinted inserts (typically stand-alone, multiple page fliers inserted into daily and Sunday print products);
•National advertising is principally associated with advertisers who are promoting national products or brands. Examples are retailers, commercial banks, airlines, and telecommunications. It also includes national brands that advertise in our local markets. Similar to local advertising, ads are either ROP or preprinted inserts; and
•Classified advertising includes major categories such as legal, obituaries, automotive, employment, and real estate or rentals. Classified advertising is published in the classified or other sections within the publication.

We track Digital advertising and marketing services revenues in three main categories: digital media, digital classified, and digital marketing services. Below are descriptions of these three categories:

•Digital media represents all display advertising either delivered on our products or off-platform on partner channels such as Facebook Instant Articles and Apple News;
•Digital classified encompasses digital advertising revenues associated with our classified partnerships, including auto (cars.com for a portion of 2020), employment (ZipRecruiter, Recruitology), and real estate (Homes.com) as well as legal, and obituaries; and

•Digital marketing services represents our integrated marketing platform helping local businesses build their online presence, drive awareness and leads, manage and nurture leads, and measure which activities are most effective.

Our advertising teams employ a multi-platform approach to advertising sales under the LOCALiQ brand, which can be specifically tailored to the individual needs of advertisers from small, locally-owned merchants to large, complex businesses. We believe local and national advertisers find it challenging to manage the complexity of their media budgets, particularly on the digital side, and are seeking to reach a shifting audience while also desiring to influence attitudes and behavior at each stage of the purchase path. Our diverse sales force, unique industry scale, and broad portfolio of print and digital advertising and marketing products position us well to solve these challenges. Through our media planning process, we present advertisers with targeted, integrated solutions that help them reach this shifting audience.

The Publishing segment's Advertising and marketing services revenues are subject to moderate seasonality primarily due to fluctuations in advertising volumes. Our Advertising and marketing services revenues are typically highest during the fourth quarter due to holiday and seasonal advertising and lowest in the first quarter following the holiday season. The volume of advertising sales in any period is also impacted by other external factors such as competitors' pricing, advertisers' decisions to increase or decrease their advertising expenditures in response to anticipated consumer demand, and general economic conditions.

Circulation: In 2020, Publishing segment Circulation revenues of $1.392 billion comprised 45% of total Publishing segment revenues, up from 39% in 2019, which makes it our single largest revenue category. In a trend generally consistent within the domestic publishing industry, print circulation volumes declined in 2020. Circulation revenues in the U.S. are derived from our All Access Content Subscription Model, single-copy sales, and digital-only subscriptions. Circulation revenues at Newsquest are more centered on single-copy sales, with a larger portion of weekly paid-for titles and free titles as compared to our U.S. publications.

Our All Access Content Subscription Model in our local markets includes access to our content via multiple platforms including websites, smartphone and tablet applications, and e-newspapers, with subscription prices that vary according to the frequency of delivery of the print edition. Also available to subscribers are digital-only or digital-plus Sunday subscriptions. As of December 31, 2020, we had 2.5 million daily subscribers. We offer our customers EZ Pay, a payment system which automatically deducts subscription payments from customers' credit cards or bank accounts. We see better subscriber retention with our EZ Pay customers. At the end of 2020, EZ Pay was used by 56% of all subscribers across our U.S. local property network (not including USA TODAY).

Growing our digital-only subscribers is a strategic priority and, in 2020, our digital-only subscribers increased by 29% on a total Company basis to approximately 1.1 million. Our primary digital subscriber acquisition strategies include converting our organic traffic through on-platform promotion, paywalls and dynamic meters for our premium content, conversion through our freemium funnel, paid social, and email marketing. A variety of pricing strategies are used throughout the year, including discounted introductory periods and sales, to encourage trial and habituation before transitioning to the full price rate. In the U.S. local markets, approximately 86% of Circulation revenues are derived from our All Access Content Subscription Model and digital-only subscriptions.

In addition to the subscription model in our U.S. local markets, single-copy print editions continue to be sold at retail outlets and account for approximately 11% of daily and 19% of Sunday net paid circulation volume. Approximately 66% of the net paid circulation volumes of USA TODAY are generated by single-copy sales at retail outlets, vending machines, or hotels that provide copies to their guests. The remainder is generated by home and office delivery, mail, educational, and other sales.

Events: USA TODAY NETWORK Ventures, our events and promotions business, was started in late 2015 by leveraging our local brands to create community focused events in the markets we serve. In 2020, USA TODAY NETWORK Ventures produced over 250 events for the Company with a collective attendance over 700,000. Given the COVID-19 pandemic, nearly all events in 2020 were held virtually, building digital communities for consumers to create experiences with one another. Despite the virtual pivot, USA TODAY NETWORK Ventures was able to maintain 88% of its 2019 pro forma revenue performance.

Our signature event series produced across many of our markets includes the nation's largest high school athlete recognition program and the official community's choice awards for dozens of markets across the country. We were also one of the largest active producers of endurance events in North America as well as one of the largest race timing companies in the U.S. Additional offerings include a variety of themed expos focused on target audiences, including men, women, seniors, and young families, as well as recognition awards for social influencers in categories such as beauty. USA TODAY NETWORK Ventures also offers white label event services for retailers and other media companies.

USA TODAY NETWORK Ventures revenues are generated primarily through sponsorship sales, race registrations, ticket sales, and print and digital advertising.

Production and Distribution: Gannett Publishing Services ("GPS") owns and operates 45 print facilities. Our print facilities produce 21 publications on average and are generally located within 120 miles of the communities served. By clustering our production resources or outsourcing where cost beneficial, we are able to reduce the operating costs of our publications while increasing the quality of our small and mid-size market publications that would typically not otherwise have access to high quality production facilities. We also believe we are able to reduce future capital expenditure needs by having fewer overall pressrooms and buildings. We believe our superior production quality is critical to maintaining and enhancing our position as the leading provider of local news coverage in the markets we serve.

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

Competition: Our U.S. and U.K. publishing operations and affiliated digital platforms compete with other media and digital companies for advertising and marketing spend. Our Publishing operations also compete for circulation and readership against other news and information outlets and amateur content creators. Each of our publications compete for advertising revenues to varying degrees with traditional media outlets such as direct mail, yellow pages, radio, outdoor advertising, broadcast and cable television, magazines, local, regional and national newspapers, shoppers, and other print and online media sources, including local blogs. We also increasingly compete with digital and social media companies for advertising revenues.

Development of opportunities in, and competition from, digital and social media, including websites, tablet, mobile, and social products continues to increase. There is very little barrier to entry and limited capital requirements for new companies to enter the market with competitive digital products. Additionally, we are generally not compensated for the use of our original content by third-party digital products and social platforms.

The Company expects to continue to expand its audience reach in the digital media industry through internal audience development efforts, content distribution programs, acquisitions, and partnerships to protect its audience market share. Additionally, the Company expects to continue to improve its suite of advertising and marketing services products through both internal development, acquisitions, and partnerships to protect its advertising market share.

Government Regulation: We are subject to a variety of laws, rules and regulations in numerous jurisdictions within the United States and in each of the countries where we conduct business. These laws, rules and regulations cover several diverse areas including environmental matters, employee health and safety, data and privacy protection and anti-trust provisions. We are committed to conducting our business in accordance with applicable laws, rules and regulations. Compliance with governmental regulations did not have during fiscal 2020, and is not expected to have, a material impact on our capital expenditures, results of operations or competitive position.

Environmental Regulation: The Company is committed to protecting the environment. Our goal is to ensure our production and distribution facilities comply with federal, state, local, and foreign environmental laws and to incorporate appropriate environmental practices and standards in our operations. We are one of the industry leaders in the use of recycled newsprint. During 2020, 14% of our domestic newsprint purchases contained recycled content, with average recycled content of 31%.

Our operations use inks, solvents, and fuels. The use, management, and disposal of these substances are sometimes regulated by environmental agencies. We retain a corporate environmental legal consultant who, along with internal and outside counsel, provides advice on regulatory compliance and preventive measures. We believe we are in substantial compliance with all applicable laws and regulations for the protection of the environment and the health and safety of our employees based upon existing facts presently known to us. Compliance with federal, state, and local environmental laws and regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes, and other related activities has had, and will continue to have, an impact on our operations but has been accomplished to date without having a material adverse effect on our operations. While it is difficult to estimate the timing and ultimate costs to be incurred due to uncertainties about the status of laws, regulations, and technology, based on information currently known to us and insurance procured with respect to certain environmental matters, we do not expect environmental costs or contingencies to be material or to have a material adverse effect on our financial performance. Our operations involve risks in these areas, however, and we cannot assure we will not incur material costs or liabilities in the future which could adversely affect us.

Raw Materials: Newsprint, which is the basic raw material used in our print publications, has been and may continue to be subject to significant price changes from time to time. For example, in the first half of 2018, many Canadian producers were subjected to significant anti-dumping and countervailing duties upon importation of newsprint into the U.S. which resulted in higher newsprint prices and tighter supply from the Canadian producers. Prices came down in the second half of the year as the duties were eliminated by the International Trade Commission in September 2018, but this example serves as a reminder of the price and supply volatility that can impact the market. Our ability to supply the needs of our publishing operations depends upon the continuing availability of newsprint at an acceptable price, and the results of operations of our Publishing segment may be impacted significantly by changes in newsprint prices. We generally maintain only a 45 to 55-day inventory of newsprint. The availability and price of newsprint is subject to numerous risks and uncertainties, which are described more fully under "Risk Factors" in this Annual Report on Form 10-K.

We purchase newsprint primarily from 16 domestic and global suppliers. During 2020, our total newsprint consumption was approximately 195,030 metric tons, including consumption by our owned and operated print sites, third-party printing sites, and Newsquest. Newsprint consumption in 2020 was 44% higher than in 2019 primarily due to the acquisition of Legacy Gannett.

Joint Operating Agencies: Our publishing subsidiaries in Detroit and York each participate in a joint operating agency ("JOA"). In each instance, the JOA performs the production, sales, distribution, and back office functions for our subsidiaries and the publisher of another publication pursuant to a joint operating agreement. Operating results for the Detroit and York JOAs are fully consolidated along with a charge for the minority partners' share of profits.

Digital Marketing Solutions Segment

The mission of our Digital Marketing Solutions ("DMS") segment is to deliver customers to local businesses. DMS is currently comprised of three brands that are expected to be integrated in 2021 under the banner LOCALiQ DMS :

•ReachLocal, which was founded in 2004 and acquired in 2016, helps local businesses advertise online to find customers;
•UpCurve, which provides cloud-based products with expert guidance and support; and
•WordStream, which was acquired by Gannett in 2018, is a provider of cloud-based software-as-a-service (SaaS) solutions for local and regional businesses and agencies to optimize their digital advertising campaigns.

We believe local businesses want a single, unified solution to solve their digital marketing needs. Our DMS products and solutions can be separated into four main categories:

•Build online presence (websites, local listings, search engine optimization, social media management, live chat);
•Drive consumer awareness and business leads ("leads") with advertising (search engine marketing, social advertising, mobile advertising, display advertising, video and over the top advertising, targeted email marketing);
•Manage and nurture leads (lead alert tools, lead management, lead engagement and automation, job management); and
•Measure what works and optimize future marketing campaigns (conversion analytics, cross-channel optimization, lead attribution, phone tracking, campaign reporting).

We run an efficient operating model by leveraging our entire sales organization, who utilize a single customer relationship management tool and service all clients and campaigns through our LOCALiQ platform. The LOCALiQ platform has centralized post-sales functions and utilizes integrated shared support for back-office operations such as accounting and finance.

Products: Digital marketing requires a holistic view of how online presence, advertising and conversion efforts work together to get results. Our solutions work across the USA TODAY NETWORK and major online platforms such as Google, Facebook, Yahoo!, Microsoft, Snap and others. Our product portfolio offers a simple all-in-one platform powered by artificial intelligence and service experts that grows and adapts with the needs of local business owners. For example, some businesses might need to significantly improve their website and focus on converting sales leads, while others may need to focus on building awareness of their business and driving more leads to their site and social pages. LOCALiQ DMS identifies the biggest opportunities and provides solutions by recommending the right mix of product platform features and measures results.

We have a proprietary set of technologies that enable a business to receive a score on their overall marketing efforts, show them how they stack up against their competitors, and recommend a comprehensive set of solutions to help them achieve their goals. This customized solution is sold as a subscription to our LOCALiQ DMS platform. This platform removes the concerns of unexpected overages and misaligned goals and allows us to set performance-based pricing. The platform optimizes to produce the best results for the business and service experts are assigned to assist with each account, as needed.

•Our online presence solutions offer high conversion websites, with e-commerce, custom content creation to empower businesses to look professional, and human or bot-enabled live chat which ties into our lead conversion tools. These products are designed to work in concert with our digital advertising products with a goal of enhancing clients’ marketing return on investment.
•Our online advertising products include award-winning technology for bidding and budget management that cover more than 90% of the U.S. online audience. They also include patent-pending machine learning algorithms which optimize multiple advertising channels and campaigns toward a goal with a single budget. Search engine marketing, which is recorded as Advertising and marketing services revenues accounted for 56% of our DMS segment's total revenues for the year ended December 31, 2020.
•Our lead conversion software is a marketing automation platform that includes tools for capturing web traffic information and converting leads into new customers for clients. We provide tools designed to significantly improve the conversion of leads to customers and to help stay top-of-mind during the prospect's decision-making process by using integrated marketing automation to send new prospects targeted e-mails and alerts reminding them to follow up on each lead. Our lead conversion software also provides reports to show how many leads they are getting from each marketing source and other important business insights.
•Offer additional cloud-based software solutions, offered as a channel partner, include a customer relationship management solution tailored for small and medium-sized businesses ("SMBs"), a market-leading collaboration and productivity tool, and voice-over-IP software. Our software solutions are available in North America and our lead conversion software is available in all of our markets.

Distribution: We deliver our suite of products and solutions to local businesses through a combination of our proprietary technology platform, our sales force, and select third-party agencies and resellers. Our DMS segment has sales operations in the United States, Canada, New Zealand, and the U.K. Approximately 94% of our DMS segment revenues are generated in North America and the remaining 6% from other international markets. All DMS segment revenues are digital revenues.

Competition: The market for local online advertising solutions is intensely competitive and rapidly changing. The market is highly fragmented as there are a number of smaller companies which provide internet marketing services at highly competitive prices and, increasingly, we compete with SMB marketing providers who offer solutions tailored for specific verticals. In addition, the online publishers that we utilize for clients, such as Google, Yahoo!, and Microsoft, generally offer their products and services through self-service platforms. Many traditional offline media companies also offer online advertising solutions and have large, direct sales forces and digital publishing properties.

Termination of the Amended and Restated Management Agreement

For the year ended December 31, 2020, we were externally managed and advised by FIG LLC (the "Manager"), an affiliate of Fortress Investment Group LLC ("Fortress") pursuant to a management agreement. On August 5, 2019, in connection with the entry into the agreement to acquire Legacy Gannett, the Company and the Manager entered into the Amended and Restated Management and Advisory Agreement (the "Amended Management Agreement"), which became effective upon the closing of the acquisition on November 19, 2019. The Amended Management Agreement (i) established a termination date for the Manager’s services of December 31, 2021, in lieu of annual renewals of the term; (ii) reduced the "incentive fee" payable under the Amended Management Agreement from 25% to 17.5% for the remainder of the term; (iii) reduced by 50% the number of options that would otherwise be issuable in connection with the issuance of shares as consideration for the acquisition, and imposed a premium on the exercise price; (iv) eliminated the Manager’s right to receive options in connection with future equity raises by the Company; and (v) eliminated certain payments otherwise due at or after the end of the term of the prior management agreement.

In connection with entering into the Amended Management Agreement and the consummation of the acquisition, the Company issued to the Manager 4,205,607 shares of Company common stock, par value $0.01 per share (the "Common Stock") and granted to the Manager options to acquire 3,163,264 shares of Company Common Stock. The Manager was restricted from selling the issued shares until the expiration of the Amended Management Agreement, or otherwise upon a change in control and certain other extraordinary events. The options have an exercise price of $15.50 and become exercisable upon the first trading day immediately following the first 20 consecutive trading day period in which the closing price of the Company Common Stock (on its principal U.S. national securities exchange) is at or above $20 per share (subject to adjustment) and also upon a change in control and certain other extraordinary events.

On December 21, 2020, we entered into a Termination Agreement (the "Termination Agreement") with the Manager providing for the early termination of the Amended Management Agreement, effective at 11:59 p.m. Eastern Time on December 31, 2020. Upon termination of the Amended Management Agreement, the Manager ceased providing external management services to the Company, and the Manager no longer is the employer of the person serving in the role of Chief Executive Officer of the Company. In connection with the Termination Agreement, the Company made a one-time cash payment of $30.4 million to the Manager. In addition, all transfer restrictions contained in the Amended Management Agreement on shares of our Common Stock owned by the Manager, or acquired by the Manager upon the exercise of stock options to acquire Common Stock, lapsed. In connection with the termination of our relationship with the Manager, we extended offers of employment to certain employees of the Manager or its affiliates who provided services to the Company, including to our Chief Executive Officer. Certain indemnification and other obligations in the Amended Management Agreement survived the termination of our relationship with the Manager.

Strategy

Gannett’s vision is to be the premiere source for clarity, connections and solutions within our communities. We are committed to a subscription-led business strategy, that drives audience growth and engagement by delivering deeper content experiences to our consumers, while offering the products and marketing expertise our advertisers desire. The execution of this strategy is expected to allow the Company to continue its evolution from a more traditional print media business to a digitally focused content platform.

We intend to create stockholder value through a variety of methods including organic growth driven by our consumer and business-to-business strategies as well as through paying down the debt assumed to consummate the acquisition of Legacy Gannett. However, there is no guarantee we will be able to accomplish any of these strategic initiatives. The key elements of our strategy include:

Accelerating digital subscriber growth

The broad reach of our newsroom network, linking leading national journalism at USA TODAY, our local property network in 46 states in the U.S. and Newsquest in the U.K. with more than 120 local media brands, gives us the ability to deepen our relationships with consumers at both the national and local levels. We bring consumers local news and information that impacts their day-to-day lives while keeping them informed of the national events that impact their country. We believe this local content is not readily obtainable elsewhere, and we are able to deliver that content to our customers across multiple print and digital platforms. As such, a key element of our consumer strategy is growing our paid digital-only subscriber base. We also expect to launch new digital subscription offerings tailored to specific users.

Driving digital marketing services growth by engaging more clients in a subscriber relationship

We are now of significant digital scale, with unique reach at both the national and local community levels. We expect to leverage our integrated sales structure and lead generation strategy to continue to aggressively expand our digital marketing services business into our local markets, both domestically and internationally. Given our extensive client base and volume of digital campaigns, we will also use data and insights to inform new and dynamic advertising products that we believe will deliver superior results.

Optimizing our traditional businesses across print and advertising

We will continue to drive the profitability of our traditional print operations through economies of scale, process improvements, and optimizations. We are focused on optimizing our pricing and improving customer service for our print subscribers. Print advertising continues to offer a compelling branding opportunity across our network due to our scale and unique reach at both the national and local community levels.

Prioritizing investments into growth businesses that have significant potential and support our vision

By leveraging our unique footprint, trusted brands, and media reach, we identify, experiment, and invest in potential growth businesses. USA TODAY NETWORK Ventures is a strong example of one such experiment that has grown significantly since its founding in 2015. During 2020, the Company was able to successfully pivot to hosting its events virtually, hosting over 250 events and maintaining 88% of USA TODAY NETWORK Venture's revenues compared to 2019.

Building on our inclusive and diverse culture to center around meaningful purpose, individual growth and customer focus

Inclusion, Diversity and Equity are core pillars of our organization and influence all that we do, from recruiting, development and retention, to day-to-day operations including hiring, onboarding, education, leadership training and professional development. We have published our inclusion goals for 2025 and our efforts underway to progress toward them and expect to publish our first workforce diversity report in the first quarter of 2021. We believe aligning our culture around empowering our communities to thrive and putting our customers at the center of everything we do will provide the foundation for our broader strategic efforts.

Challenges

As a publisher of locally-based print and online media, we face a number of challenges, including the risks that:

•The growing shift within the publishing industry from traditional print media to digital may compromise our ability to generate sufficient advertising revenues;
•Investments in growing our digital and marketing services and events business may not be successful, which could adversely affect our results of operations; and
•Our Advertising and marketing services revenues and Circulation revenues may further decline if we are unable to compete effectively with other companies in the local media industry.

For more information about the risks and challenges we face, see "Risk Factors" under Item 1A of this Annual Report on Form 10-K.

Employees and Human Capital Resources

We believe the foundation of our business is the people and employees who make our day-to-day operations possible. A major focus in 2020 was our integration of Legacy Gannett onto a common infrastructure platform to manage all aspects of the employee experience including record keeping, communication and learning platforms, Employee Resource Group (“ERGs”) programs, benefits offerings and employment support services. This investment allowed for enhanced offerings in wellness, mental health benefits, safety and security guidance. These enhancements allowed us to deliver more consistent content and outreach to offer a social safety net to our employees as they navigated the COVID-19 pandemic, social unrest, and the U.S. political climate.

At the start of the COVID-19 pandemic, we quickly prioritized the safety of our employees, while preserving our ability to produce vital news, by asking our employees to work remotely where possible and implementing new safety procedures for our manufacturing and distribution teams. By late March of 2020, we had transitioned 95% of our non-production and delivery employees to work remotely. For our production and delivery employees, we implemented social distancing measures and hygiene best practices in line with guidelines from the Centers for Disease Control and Prevention and the World Health Organization for all our facilities. These adjustments have allowed us to maintain our news delivery without any major disruptions to our communities. We continue to monitor the situation with respect to the pandemic and the health and safety of our employees continues to be of the utmost importance to us.

Enabling a positive employee experience, within a values-based, inclusive work culture, is a top priority at Gannett. Aligned to our purpose, we provide engaging work and foster a culture that supports our employees’ ability to reach their goals and grow through learning and development. We cultivate a safe, diverse, inclusive, and equitable culture with broad promotion of ERGs. Two-way communication strategies include intersectional ERG events, monthly Town Hall meetings with our Chief Executive Officer and senior leadership, and our Together newsletter, which shares strategies on topics such as remote working, staying connected, and vaccination information and resources.

We are committed to building a workforce that reflects our communities and providing equal opportunities for each employee to thrive. We regularly track our progress and expect to share our workforce demographics publicly in the future. In addition, we are in the process of expanding our demographic data to help us better understand and serve our workforce, by providing employees the opportunity to voluntarily self-identify certain demographic information. We are confident that our efforts will help us reach our goal in being a workforce at parity with the diversity of our nation by 2025.

We listen through bi-annual Your Voice Engagement surveys, multiple Pulse surveys targeting current concerns, and Lifecycle surveys to understand the Gannett employee experience. The performance review process includes goal setting as well as regular manager feedback and coaching to assist with the career growth of our employees, and the use of development plans for individual career growth. Due to the 2020 pandemic, we postponed the formal portion of this process. In 2021, our full process is expected to resume with an annual review and quarterly check-ins. Our learning programs have been designed to successfully orient employees, build leadership capabilities and meet individual development needs. Through our centralized Learning Experience Platform, we deliver and manage both internally developed and customized programs such as our leadership development program, as well as partner programs. To further our employees experience we offer a volunteer time benefit and community giving campaigns and have added two additional holidays beginning in 2021: Martin Luther King Jr. Day and Juneteenth.

As of December 31, 2020, we employed approximately 18,100 employees in the U.S., of which approximately 15% are represented by labor unions, most of which are affiliated with one of seven international unions. Our employee base reflects our integration of Legacy Gannett to date, which has included consolidating production and distribution facilities, integrating and centralizing back office functions, centralizing and regionalizing our publishing sales, content, and circulation marketing organizations, and consolidating our marketing solutions organizations. It also reflects our alignment to business conditions brought on by the COVID-19 pandemic. As of December 31, 2020, there were approximately 2,700 employees outside of the U.S., including approximately 2,100 employed by Newsquest in the U.K. Our U.K. subsidiaries bargain with two unions over working practices, wages, and health and safety issues only. Most of our unionized employees work under collective bargaining agreements that are under negotiation or will expire in 2022, or are negotiating towards an initial collective bargaining agreement. As of December 31, 2020, there were approximately 88 existing collective bargaining agreements and 8 bargaining units negotiating initial contracts. We believe relations with our employees are generally good, and we have had no work stoppages during 2020 at any of our publications.

Corporate Governance and Public Information

The address of Gannett’s website is http://www.gannett.com/. Stockholders can access a wide variety of information on Gannett’s website, under the "Investor Relations" tab, including corporate governance information, news releases, SEC filings, information Gannett is required to post online pursuant to applicable SEC and NYSE rules, and online links. Gannett makes available via its website all filings it makes under the Securities and Exchange Act of 1934, as amended, including Forms 10-K, 10-Q, and 8-K, as well as any related amendments as soon as reasonably practicable after they are filed with, or furnished to, the SEC. All such filings are available free of charge. Neither the content of Gannett’s website nor any other website referred to in this report are incorporated by reference into this report unless expressly noted.

References

(1) 2021 Comscore Inc, US Multi-Platform, Desktop 2+ and Total Mobile 18+, December 2019-December 2020

Major Publications and Markets We Serve

Products

Our traditional media product mix consists of four publication types: (i) daily newspapers, (ii) weekly newspapers, (iii) shoppers, and (iv) niche publications. Most of these publications have a digital presence as discussed in the following table. Some of the key characteristics of each of these types of publications are also summarized in the table below:

	Daily Newspapers	Weekly Newspapers	Shoppers	Niche Publications
Cost:	Paid	Paid and free	Paid and free	Paid and free
Distribution:	Distributed four to seven days per week	Distributed one to three days per week	Distributed weekly	Distributed on a weekly, bi-weekly, monthly, quarterly, or annual basis
Format:	Printed on newsprint, folded	Printed on newsprint, folded	Printed on newsprint, folded, or booklet	Printed on newsprint or glossy, folded, booklet, magazine, or book
Content:	Editorial (local news and coverage of community events, some national headlines) and ads (including classifieds)	Editorial (local news and coverage of community events, some national headlines for smaller markets which cannot support a daily newspaper) and ads (including classifieds)	Almost 100% ads, primarily classifieds, display, and inserts	Niche content and targeted ads (e.g., city guides, tourism guides, directories, and calendars)
Income:	Revenue from advertisers, subscribers, rack/box sales	Paid: Revenue from advertising, subscribers, rack/box sales Free: Advertising revenue only, provide 100% market coverage	Paid: Revenue from advertising, rack/box sales Free: Advertising revenue only, provide 100% market coverage	Paid: Revenue from advertising, rack/box sales Free: Advertising revenue only
Internet Availability:	Maintain locally oriented websites, mobile sites, and mobile apps for most locations	Major publications maintain locally oriented websites and mobile sites for select locations	Major publications maintain locally oriented websites	Selectively available online

Overview of Operations

We reach a large, diverse audience through our print and digital daily and non-daily publications throughout the U.S. and Guam and the U.K. Our journalism network is powered by an integrated and award-winning news organization comprised of more than 5,000 journalists with deep roots in 252 local communities, plus USA TODAY, and across our U.K. markets. We expect to and are invested in growing the number of our journalists, as we seek to accelerate growth of a subscription-led business model, anchored on high-quality, original, impactful journalism. During 2020, our combined monthly digital reach averaged 150 million monthly unique visitors in the U.S., while our U.K. media organizations attracted over 39 million unique visitors monthly.

The following table sets forth information regarding the number of publications and production facilities in our Publishing segment as of December 31, 2020:

LOCAL PROPERTY NETWORK MEDIA ORGANIZATIONS
	Publications		Production Facilities
State / Territory	Dailies	Weeklies
Alabama	3	1	1
Arizona	1	—	1
Arkansas	2	5	—
California	8	9	1
Colorado	3	5	1
Connecticut	1	—	—
Delaware	1	4	1
Florida	19	10	5
Georgia	3	7	1
Guam	1	—	1
Illinois	11	12	1
Indiana	10	7	2
Iowa	5	9	1
Kansas	10	10	1
Kentucky	2	—	1
Louisiana	7	5	—
Maine	—	2	—
Maryland	2	1	—
Massachusetts	10	77	1
Michigan	15	13	1
Minnesota	2	7	—
Mississippi	2	1	1
Missouri	7	10	1
Montana	1	—	—
Nebraska	—	2	—
Nevada	1	1	—
New Hampshire	2	3	1
New Jersey	9	11	2
New Mexico	6	—	1
New York	12	13	1
North Carolina	12	4	2
North Dakota	1	—	1
Ohio	21	35	2
Oklahoma	5	3	2
Oregon	2	2	1
Pennsylvania	13	2	—
Rhode Island	2	—	1
South Carolina	3	4	—
South Dakota	3	3	1
Tennessee	8	6	2
Texas	9	18	4
Utah	1	—	—
Vermont	1	—	—
Virginia	2	—	—
Washington	1	—	—
West Virginia	1	2	—
Wisconsin	11	4	2
Total	252	308	45

The following table lists information for our major publications and their affiliated digital platforms in the U.S. as of December 31, 2020:

			Combined Average Circulation
Title	Related Website(s)	Location	Daily(1)	Sunday(1)
USA TODAY	www.usatoday.com	McLean, Virginia	1,064,666	802,678
Detroit Free Press	www.freep.com	Detroit, Michigan	113,233	908,802
The Columbus Dispatch	www.dispatch.com	Columbus, Ohio	112,739	114,954
The Arizona Republic	www.azcentral.com	Phoenix, Arizona	116,665	337,863
Milwaukee Journal Sentinel	www.jsonline.com	Milwaukee, Wisconsin	83,628	129,887
The Oklahoman	www.oklahoman.com	Oklahoma City, Oklahoma	56,256	60,857
The Indianapolis Star	www.indystar.com	Indianapolis, Indiana	63,328	160,031
The Cincinnati Enquirer	www.cincinnati.com	Cincinnati, Ohio	57,396	107,537
The Courier-Journal	www.courier-journal.com	Louisville, Kentucky	52,299	127,833
The Austin American-Statesman	www.statesman.com	Austin, Texas	52,863	78,039
The Record	www.northjersey.com	Bergen, New Jersey	47,004	62,057
The Des Moines Register	www.desmoinesregister.com	Des Moines, Iowa	45,206	98,676
Democrat and Chronicle	www.democratandchronicle.com	Rochester, New York	46,213	81,574
The Akron Beacon Journal	www.beaconjournal.com	Akron, Ohio	43,068	54,210
The Providence Journal	www.providencejournal.com	Providence, Rhode Island	40,755	49,190
The Tennessean	www.tennessean.com	Nashville, Tennessee	38,738	112,382
(1)Daily and Sunday combined average circulation is print, digital replica, digital non-replica, and affiliated publications according to the Alliance for Audited Media's September 2020 Quarterly Publisher's Statement.

Newsquest has a portfolio of over 120 news brands and more than 100 magazines, published in print and online in the U.K. With a digital audience of more than 39 million users a month and more than 5.1 million readers in print, Newsquest's content is read by a substantial portion of the U.K. population. In addition to local news brands, Newsquest owns the digital businesses s1jobs and s1Homes, Exchange & Mart, and a specialist magazine business.

The following table presents information for our major local media organizations and affiliated digital platforms operated by Newsquest in the U.K. as of December 31, 2020. All circulation figures are according to Joint Industry Currency for Regional Media Research results for the period January to June 2020.

DAILY PAID-FOR LOCAL MEDIA ORGANIZATIONS AND AFFILIATED DIGITAL PLATFORMS / NEWSQUEST
Title	Related Website(s)	Location	Circulation Monday - Saturday
Basildon & Southend Echo	www.echo-news.co.uk	Basildon, Southend on Sea	14,392
Bolton News	www.theboltonnews.co.uk	Bolton	6,517
Bournemouth - The Daily Echo	www.bournemouthecho.co.uk	Bournemouth	9,589
Bradford Telegraph & Argus	www.thetelegraphandargus.co.uk	Bradford	8,944
Colchester Daily Gazette	www.gazette-news.co.uk	Colchester	6,715
Dorset Echo	www.dorsetecho.co.uk	Dorset	6,983
Glasgow - Evening Times(1)	www.eveningtimes.co.uk	Glasgow	15,672
Greenock Telegraph(1)	www.greenocktelegraph.co.uk	Greenock	7,644
Lancashire Telegraph	www.lancashiretelegraph.co.uk	Blackburn, Burnley	5,733
Oxford Mail	www.oxfordmail.co.uk	Oxford	7,465
South Wales Argus - Newport	www.southwalesargus.co.uk	Newport	7,312
Southampton - Southern Daily Echo	www.dailyecho.co.uk	Southampton	11,206
Swindon Advertiser	www.swindonadvertiser.co.uk	Swindon	6,859
The Argus Brighton	www.theargus.co.uk	Brighton	8,948
The Herald, Scotland(1)	www.heraldscotland.co.uk	Glasgow, Edinburgh	22,415
The National, Scotland(1)	www.thenational.scot	Glasgow, Edinburgh	9,983
The Northern Echo	www.thisisthenortheast.co.uk	Darlington	16,212
The Press - York	www.yorkpress.co.uk	York	9,792
Worcester News	www.worcesternews.co.uk	Worcester	5,090
The Leader	www.leaderlive.co.uk	Wrexham	5,584
The Mail	www.nwemail.co.uk	Cumbria	4,254
News & Star	www.newsandstar.co.uk	Carlisle	5,131
(1)Circulation figures are according to BPA Worldwide results for the period January to December 2019 as auditing occurs annually and is not yet available for 2020.

Item 1A. RISK FACTORS

You should carefully consider the following risks and other information in this Annual Report on Form 10-K in evaluating us and our Common Stock. Any of the following risks could materially and adversely affect our results of operations, our financial condition, our ability to make distributions on our Common Stock and the market price of our Common Stock. Although the risk factors are grouped by general category, many of the risks described in a given category relate to multiple categories.

Risk Factor Summary

The following is a summary of some of the risks and uncertainties that could materially adversely affect our business, financial condition and results of operations, which are discussed in more detail below:

•Our substantial indebtedness could materially and adversely affect our business or financial condition.
•Our inability to raise funds necessary to settle conversions of, or to repurchase, the Company's 6.0% Senior Secured Convertible Notes due 2027 (the "2027 Notes"), upon a fundamental change as described in the indenture governing the 2027 Notes, may lead to defaults under such indenture and under agreements governing our existing or future indebtedness.
•Our business currently relies on sources of revenues that have been, and likely will continue to be, negatively affected by digital commerce and media. In addition, our strategy of growing our paid digital-only subscriber base is expected to negatively impact advertising revenues in the near term.
•We may be unsuccessful in our efforts to execute our digital revenue strategy and optimize our revenue streams.
•Our ReachLocal business purchases most of its media from Google, and its business could be adversely affected if Google takes actions that are adverse to our interests. Similar actions from Yahoo!, Microsoft, Facebook and other media providers could also adversely affect these businesses.
•We may not achieve all the intended benefits of the acquisition of Legacy Gannett.
•Our future results will suffer if we do not effectively manage the expanded scope of our operations as a result of our acquisition of Legacy Gannett.
•The diversion of resources and management’s attention to the integration of Legacy Gannett could adversely affect our day-to-day business.
•Our ability to generate revenues is highly sensitive to the strength of the economies in which we operate and the demographics of the local communities that we serve.
•We expect the COVID-19 pandemic to have a material negative impact on our business and results of operations in the near term, and possibly longer.
•Uncertainty and adverse changes in the general economic conditions of markets in which we participate, including due to the COVID-19 pandemic, may continue to negatively affect our business.
•The collectability of accounts receivable under adverse economic conditions could deteriorate to a greater extent than provided for in our financial statements and in our projections of future results.
•Our financial results are subject to risks associated with our international operations.
•Foreign exchange variability could materially and adversely affect our consolidated operating results.
•The U.K.'s exit from the European Union could adversely impact our business, results of operations, and financial condition.
•Domestic and/or foreign jurisdictions may enact gross receipts taxes on our digital services which, if we are required to pay, could adversely affect our cash flows and financial condition.
•Our business is subject to seasonal and other fluctuations, which affects our revenues and operating results.
•The value of our intangible assets may become impaired, which could adversely affect future reported results of operations and stockholders’ equity.
•Our management and independent auditors have identified a material weakness in our internal control over financial reporting, which could, if not remediated in an appropriate and timely way, result in material misstatements in our financial statements.
•We may not be able to protect intellectual property rights upon which our business relies and, if we lose intellectual property protection, our assets may lose value.
•We are subject to environmental and employee safety and health laws and regulations that could cause us to incur significant compliance expenditures and liabilities.
•Our possession and use of personal information and the use of payment cards by our customers present risks and expenses that could harm our business. Unauthorized access to or disclosure or manipulation of such data, whether through breach of our network security or otherwise, could expose us to liabilities and costly litigation and damage our reputation.

•Privacy-related laws are constantly evolving and may increase our compliance costs and potential for liability, either of which may have an adverse effect on our business, financial condition and results of operations.
•We could incur significant liability if the separation of Legacy Gannett from its former parent were determined to be a taxable transaction.
•The Internal Revenue Service may disallow all or part of a worthless stock loss and bad debt deduction.
•We may not be able to generate future taxable income which may prevent our realization of deferred tax assets.
•We are required to use a portion of our cash flows to make contributions to our pension plans, which diverts cash flow from operations, and the amount of required future contributions may be difficult to estimate.
•We depend on key personnel, and we may not be able to operate or grow our business effectively if we lose the services of any of our key personnel or are unable to attract qualified personnel in the future.
•A shortage of skilled or experienced employees, including journalists, in the media industry, or our inability to retain such employees, could pose a risk to achieving improved productivity and reducing costs, which could adversely affect our profitability.
•A number of our employees are unionized, and our business and results of operations could be adversely affected if current or additional labor negotiations or contracts were to further restrict our ability to maximize the efficiency of our operations.
•Sustained increases in costs of employee health and welfare benefits may reduce our profitability.
•Our inability to successfully transition to self-management following termination of the Amended Management Agreement may result in the loss of key employees, disruptions to our business and operational inefficiencies that could hinder our business, financial condition and results of operations.
•The Manager is not liable to us for certain acts or omissions performed in accordance with, and prior to the termination of, the Amended Management Agreement, and for certain matters in connection with the termination of our relationship with the Manager, and we may incur liability for such acts or omissions.
•There can be no assurance that the market for our stock will provide adequate liquidity.
•Our Common Stock may be delisted from the NYSE if we fail to comply with continued listing standards.
•Sales or issuances of shares of our Common Stock, including upon conversion of the 2027 Notes, could adversely affect the market price of our Common Stock.
•We presently have no intention to declare or pay a dividend and we may not be able to pay dividends in the future or at all.
•The percentage ownership of our existing stockholders may be diluted in the future, including upon conversion of the 2027 Notes.
•An "ownership change" could limit our ability to utilize our net operating loss carryforwards and other tax attributes, which could result in our payment of income taxes earlier than if we were able to fully utilize our net operating loss and other tax benefit carryforwards.
•We have entered into a Section 382 Rights Agreement, and if the share purchase rights issued pursuant to such agreement are exercised, it could materially and adversely affect the market price of our Common Stock.
•Provisions in our amended and restated certificate of incorporation and amended and restated bylaws and of Delaware law may prevent or delay an acquisition of the Company, which could decrease the trading price of our Common Stock.
•Future offerings of debt securities, which would rank senior to our Common Stock upon our liquidation, and future offerings of equity securities, may be senior to our Common Stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our Common Stock.

Risks Related to Our Indebtedness

Our substantial indebtedness could materially and adversely affect our business or financial condition.

On February 9, 2021, the Company entered into a five-year, senior-secured term loan facility with Citibank, N.A. in an aggregate principal amount of $1.045 billion (the "5-Year Term Loan"). The 5-Year Term Loan matures on February 9, 2026 and, at the Company's option, bears interest of the London Interbank Offered Rate plus a margin equal to 7.00% per annum or an alternate base rate plus a margin equal to 6.00% per annum. Accordingly, we are required to dedicate a substantial portion of cash flow from operations to fund interest payments. The 5-Year Term Loan amortizes at a rate equal to 10% per annum (or, if the ratio of Total Indebtedness secured on an equal priority basis with the 5-Year Term Loan (net of Unrestricted Cash) to Consolidated EBITDA (as such terms are defined in the 5-Year Term Loan) is equal to or less than a specified ratio, 5% per annum) payable in equal quarterly installments. In addition, we are required to repay our credit facility from time to time with (i) the proceeds of non-ordinary course asset sales and casualty and condemnation events and (ii) the aggregate amount of cash and cash equivalents on hand at the Company and its restricted subsidiaries in excess of $100 million as of the last day of any fiscal year of the Company (beginning with the fiscal year ending December 31, 2021). Our debt service obligations reduce the amount of cash flow available to fund our working capital, capital expenditures, investments and potential distributions to stockholders. Moreover, there can be no assurance that we will be able to generate sufficient cash flow to satisfy our debt service obligations. Our ability to satisfy our debt service obligations depends on our ability to generate cash flow from operations, which is subject to a variety of risks, including general economic conditions and the strength of our competitors, which are outside our control.

The terms of our indebtedness impose significant operating and financial restrictions on us. The 5-Year Term Loan and the 2027 Notes require us to comply with numerous affirmative and negative covenants, including a requirement to maintain minimum liquidity of $30 million, and restrictions limiting our ability to, among other things, incur additional indebtedness, make investments and acquisitions, pay certain dividends, sell assets, merge, incur certain liens, enter into agreements with our affiliates, change our business, engage in sale/leaseback transactions, and modify our organizational documents. With respect to dividends, under the 5-Year Term Loan, we can only pay cash dividends up to an agreed-upon amount, provided the ratio of Total Indebtedness secured on an equal priority basis with the 5-Year Term Loan (net of Unrestricted Cash) to Consolidated EBITDA (as such terms are defined in the 5-Year Term Loan) does not exceed a specified ratio. The indenture for the 2027 Notes (the "Indenture") contains a similar dividend restriction and also provides that, at any time that the Company’s Total Gross Leverage Ratio (as defined in the Indenture) exceeds 1.5 and the Company approves the declaration of a dividend, the Company must offer to purchase a principal amount of 2027 Notes equal to the proposed amount of the dividend. This repurchase offer requirement may make it impractical to declare and pay dividends at any time that the requirement is in effect. Stockholders also should be aware that they have no contractual or other legal right to dividends that have not been declared.

A failure to satisfy our debt service obligations on the remaining 5-Year Term Loan, a breach of a covenant in our credit facility, or a material breach of a representation or warranty in our credit facility, among other events specified in the credit facility, could give rise to a default, which could give rise to the right of our lenders to declare our indebtedness, together with accrued interest and other fees, to be immediately due and payable. A failure to satisfy our debt service or conversion obligations on the 2027 Notes, among other events specified in the Indenture, could also give rise to a default, which could give rise to the right of noteholders to declare the principal of the 2027 Notes, together with accrued and unpaid interest, to be immediately due and payable. An acceleration of our indebtedness would have a material adverse effect on our business, financial condition, results of operations, cash flows and stock price.

Our inability to raise funds necessary to settle conversions of, or to repurchase, the 2027 Notes, upon a fundamental change as described in the indenture governing the 2027 Notes, may lead to defaults under such indenture and under agreements governing our existing or future indebtedness.

If we settle the 2027 Notes by cash, or by a combination of cash and shares of our Common Stock, upon a fundamental change as described in the Indenture, we will be required to make cash payments with respect to the 2027 Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make purchases of the 2027 Notes being surrendered or converted. In addition, our ability to repurchase the 2027 Notes or to pay cash upon conversion of the 2027 Notes is limited by the agreements governing our existing indebtedness (including the 5-Year Term Loan) and may also be limited by law, by regulatory authority or by agreements that will govern our future indebtedness. Our failure to repurchase 2027 Notes at a time when the repurchase is required by the Indenture or to pay cash payable on future conversions of the 2027 Notes as required by the Indenture would constitute a default under the Indenture. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our existing or future indebtedness (including the 5-Year Term Loan).

Risks Related to Digital Commerce and Media

Our business currently relies on sources of revenues that have been, and likely will continue to be, negatively affected by digital commerce and media. In addition, our strategy of growing our paid digital-only subscriber base is expected to negatively impact advertising revenues in the near term.

In recent years, we have experienced declining revenue (on a same-store basis). The majority of our revenues are from (i) advertising and marketing services and (ii) paid circulation (in each case, both in print and digital mediums). Print advertising alone accounted for approximately 26% of our total revenues for the year ended December 31, 2020.

To date, our revenue declines have been driven primarily by a pronounced decline across all categories of print advertising revenue (national, local and classified) related to the rise of digital media and commerce. The increased popularity of digital media and commerce has shifted demand from print advertising to digital advertising, and large digital platforms, such as Facebook, Google and Amazon, which have extensive audience reach, data and targeting capabilities, command a large share of the digital advertising market. Further, media companies generally charge much lower rates for digital advertising than for print advertising due to the range of advertising choices across digital products and platforms and the large inventory of available digital advertising space, and mobile advertising rates typically are even lower than desktop digital rates. Additionally, brick-and-mortar businesses are significant consumers of print advertising and with the rise of digital commerce many of these types of businesses have, and continue to, close retail outlets, which adversely affects the demand for print advertising.

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

A key element of our consumer strategy is growing our paid digital-only subscriber base which initially is expected to lead to declines in our existing advertising revenue. To implement our strategy and grow our paid digital-only subscriber base, we may need to restrict certain content from non-subscriber access or limit the amount of content non-subscribers can view in an effort to encourage non-subscribers to become paid digital subscribers. In the short-term, this strategy is expected to reduce the number of unique visitors accessing our content and, in turn, reduce our digital advertising revenue. Over time, the anticipated increase in the number of paid digital-only subscribers is expected to increase our circulation revenue derived from paid digital-only subscribers as well as our digital advertising revenues. However, there can be no assurance that we will be able to increase the number of our digital-only subscribers and, if we are unable to grow or retain the volume of such subscribers, our circulation and advertising revenues could decline adversely affecting our results of operations and financial condition.

Declining subscriber volume can also lead to more marked declines in advertising revenue. Print subscriber volume declines directly impact preprint and other print revenues that are linked to number of subscribers. In terms of digital advertising revenues, news aggregation websites and customized news feeds (often free to users) reduce traffic on our websites and related digital advertising revenues. These types of websites also compete with us in selling digital-only subscriptions to our websites, which reduces our ability to monetize our content digitally. If traffic levels stagnate or decline, and/or print subscriber volume continues to decline, we may not be able to maintain or increase the advertising rates or attract new advertising customers. Further, we are generally not compensated for the consumption of our original content on third-party digital products and social platforms.

We also generate revenues from a commercial printing and distribution business that manages printing and distribution of publications for third parties, which generated approximately 5% of our total revenues in 2020. Our commercial and/or printing businesses could also be adversely affected by the same secular trends that are affecting our core advertising and circulation revenues. These third parties are experiencing the same print volume declines our business experiences and, as such, our commercial printing and distribution revenues could experience declines in the future. In addition, our relationships with these third parties are generally pursuant to short-term contracts, and a decision by any of the three largest national publications or the major local publications to cease publishing in those markets or seek alternatives to their current business practice of partnering with us could have an additional adverse effect on our revenue trends. For all of the foregoing reasons, we may experience persistent declines in revenue, which could adversely affect our results of operations and financial condition, our ability to make distributions on our Common Stock and the market price of our Common Stock.

We may be unsuccessful in our efforts to execute our digital revenue strategy and optimize our revenue streams.

Print-related revenue streams have continued to decline at a significant pace. We have focused on offsetting traditional print advertising and circulation revenue declines in part by diversifying our sources of revenue through the development and acquisition of complementary businesses with growth potential. For example, our business USA TODAY NETWORK Ventures produces local events. In addition, with the acquisition of Legacy Gannett, we expanded our digital marketing solutions businesses to include ReachLocal and WordStream.

There can be no assurance that we will be able to grow revenue from these or other complementary businesses we may develop internally or acquire, or that any revenue generated by new business lines will be adequate to offset revenue declines from our legacy businesses. For example, technological developments could adversely affect the availability, applicability, marketability and profitability of the suite of SMB services we offer. Technological developments and any changes we make to our business strategy may require significant capital investments, and such investments may be restricted by the 5-Year Term Loan.

These complementary businesses also face competition from various digital media providers, such as Google and Yahoo!, which may have more resources to invest in product development and marketing. Our salesforce may not be able to utilize the relationships we have throughout our local property network to effectively sell these products. If we are unable to diversify our traditional revenues with revenues from complementary businesses, we may experience persistent declines in revenue which could adversely affect our results of operations and financial condition.

Our ReachLocal business purchases most of its media from Google, and its business could be adversely affected if Google takes actions that are adverse to our interests. Similar actions from Yahoo!, Microsoft, Facebook and other media providers could also adversely affect these businesses.

Most of ReachLocal and WordStream's cost of sales relates to the purchase of media, and a substantial majority of the media it purchases is from Google. Google accounts for a large majority of all U.S. searches, and Google's share in certain foreign markets is often even greater. As a result, we expect our ReachLocal and WordStream businesses will depend upon media purchases from Google for the foreseeable future. This dependence makes that business vulnerable to actions Google may take to change the manner in which it sells AdWords or otherwise conducts its business. In addition, any new developments or rumors of developments regarding Google's business practices that affect the local online advertising industry may adversely affect our products or create perceptions with clients that our ability to compete in the online marketing industry has been impaired. These risks also apply to other publishers with whom we do business, including Yahoo!, Facebook and Microsoft.

Risks Related to Our Acquisition and Integration of Legacy Gannett

We may not achieve all the intended benefits of the acquisition of Legacy Gannett.

We completed the acquisition of Legacy Gannett in November 2019 and have already begun experiencing many of the benefits from the acquisition. However, there can be no assurance that we will be able to realize every intended benefit of the transaction. There are many challenges associated with integrating a material acquisition, such as our acquisition of Legacy Gannett, including the integration of executive and other employee teams with historically different cultures and priorities; the coordination of personnel located across multiple geographic locations; retaining key management and other employees; consolidating corporate and administrative infrastructures and eliminating duplicative operations; the diversion of management’s attention from ongoing business concerns; retaining existing business and operational relationships, including customers, suppliers and other counterparties, and attracting new business and operational relationships; unanticipated issues in integrating information technology, communications and other systems; as well as unforeseen expenses associated with the acquisition. Although we have already realized a number of anticipated synergies and benefits from the acquisition of Legacy Gannett, we may not achieve every expected benefit in the expected timeframe or at all.

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

Our future results will suffer if we do not effectively manage the expanded scope of our operations as a result of our acquisition of Legacy Gannett.

With completion of the Legacy Gannett acquisition, the size and geographical scope of our business has increased significantly. Our continued success depends, in part, upon our ability to manage these expanded business operations, including across the U.S. and the United Kingdom, which poses substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. As part of managing the expanded business, we are in the process of implementing a strategic initiative expected to achieve cost-savings and efficiencies. The initiative includes outsourcing certain of our administrative operations to outside the U.S. There can be no assurance that we will be successful in managing the scope of our expanded operations or that we will realize the expected operating efficiencies, cost savings, and other benefits from the combined business that we currently anticipate.

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

Risks Related to Macroeconomic Factors

Our ability to generate revenues is highly sensitive to the strength of the economies in which we operate and the demographics of the local communities that we serve.

Our advertising revenues and, to a lesser extent, circulation revenues, depend upon a variety of factors specific to the communities that our publications serve. These factors include, among others, the size and demographic characteristics of the local population, local economic conditions in general and the economic condition of the retail segments of the communities that our publications serve. The effects of the COVID-19 pandemic, including mandatory business closures, have generally worsened the economic condition of many retail segments. If the local economy, population or prevailing retail environment of a community we serve experiences a downturn, our publications, revenues and profitability in that market could be adversely affected. Our advertising revenues are also susceptible to negative trends in the general economy that affect customer spending. The advertisers in our newspapers and other publications and related websites are primarily retail businesses that can be significantly affected by regional or national economic downturns and other developments. For example, many traditional retail companies continue to face greater competition from online retailers and face uncertainty in their businesses, which has reduced and may continue to reduce their advertising spending. Declines in the U.S. economy could also significantly affect key advertising revenue categories, including classified ads such as help wanted, real estate, and automotive. The effects of the COVID-19 pandemic have generally exacerbated these circumstances.

We expect the COVID-19 pandemic to have a material negative impact on our business and results of operations in the near term, and possibly longer.

While we are generally exempt from governmental mandates requiring closures of non-essential businesses in response to the COVID-19 pandemic, actions taken to mitigate the pandemic could materially and adversely affect our business. Our ability to generate revenues is highly sensitive to the strength of the economies in which we operate, and actions taken to mitigate the COVID-19 pandemic, including widespread business closures and social distancing measures, could lead to an economic recession. During the year ended December 31, 2020, we experienced revenue and profitability declines in connection with the COVID-19 pandemic. Since March 2020, we have experienced decreasing demand for our advertising and digital marketing services as well as reductions in the single copy and commercial distribution of our newspapers. Declining revenue may impair our ability to generate sufficient cash flows to service the 5-Year Term Loan and the 2027 Notes. Accordingly, the COVID-19 pandemic has had the effect of heightening various risks described in this Form 10-K.

While we have implemented, and continue to implement, measures intended to reduce costs and preserve cash flow in response to the COVID-19 pandemic (including, but not limited to, employee furloughs, decreases in employee compensation and reductions in discretionary spending), there can be no assurance that we will be able to offset the negative impacts of the pandemic and that we will have sufficient cash flow to satisfy our commitments. In addition, measures taken to preserve cash flow and defer payments into future periods, such as the deferral of pension obligations, may have a greater impact on cash flow in future periods as we also incur such payments in the normal course of business. Moreover, such measures, and further measures we may implement in the future in response to the COVID-19 pandemic, may negatively impact our reputation and our ability to attract and retain employees. See "Risks Related to Pension Obligations and Employees" below.

In the long-term, the ultimate impact of the COVID-19 pandemic on our business and results of operations will depend on the severity and length of the pandemic, the duration, effectiveness, and extent of the mitigation measures and governmental actions designed to combat the pandemic, including the development and availability of effective treatments or vaccines, as well as changes in customer behavior as a result of the pandemic, all of which are highly uncertain. The COVID-19 pandemic and mitigation measures could continue to, depending upon the duration of the pandemic, have a material negative impact on our business and results of operations.

Uncertainty and adverse changes in the general economic conditions of markets in which we participate, including due to the COVID-19 pandemic, may continue to negatively affect our business.

Current and future conditions in the economy have an inherent degree of uncertainty, which has been magnified by the COVID-19 pandemic. As a result, it is difficult to estimate the level of growth or contraction for the economy as a whole. It is even more difficult to estimate growth or contraction in various parts, sectors and regions of the economy, including the markets in which we participate. In particular, the COVID-19 pandemic and related measures to contain its spread have created significant volatility and economic uncertainty, which is expected to continue in the near term. In addition, advertisers may respond to such uncertainty by reducing their budgets or shifting priorities or spending patterns, which could have a material adverse impact on our business.

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

Adverse economic conditions in the U.S. may increase our exposure to losses resulting from financial distress, insolvency and the potential bankruptcy of our advertising customers. We have recorded write-offs of accounts receivable relating to recent bankruptcies of national retailers. Our accounts receivable is stated at net estimated realizable value, and our allowance for doubtful accounts has been determined based on several factors, including receivable agings, significant individual credit risk accounts and historical experience. If such collectability estimates prove inaccurate, adjustments to future operating results could occur.

Risks Related to International Operations

Our financial results are subject to risks associated with our international operations.

Newsquest operates in the U.K., and ReachLocal has international sales operations in Australia, New Zealand and Canada, as well as campaign support services in India. Revenue from Newsquest accounted for 6% of our Publishing segment's total revenues for the year ended December 31, 2020. Revenue from international operations outside North America accounted for 5% of our Digital Marketing Solutions segment's total revenue for the year ended December 31, 2020. Our ability to manage these international operations successfully is subject to numerous risks inherent in foreign operations, including:

•Challenges or uncertainties arising from unexpected legal, political, or systemic events, including the COVID-19 pandemic;
•Difficulties or delays in developing a network of clients in international markets;
•Restrictions on the ability of U.S. companies to do business in certain foreign countries;
•Compliance with legal or regulatory requirements, including with respect to internet services, privacy and data protection, censorship, banking and money transfers, and sale transactions, which may limit or prevent the offering of our products in some jurisdictions or otherwise harm our business;
•International intellectual property laws that may be insufficient to protect our intellectual property or permit us to successfully defend our intellectual property in international lawsuits;
•Difficulties in staffing and managing foreign operations, as well as the existence of workers' councils and labor unions, which could make it more difficult to terminate underperforming employees;
•Currency fluctuations and price controls or other restrictions on foreign currency; and
•Potential adverse tax consequences, including difficulties in repatriating earnings generated abroad.

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

The U.K.'s exit from the European Union could adversely impact our business, results of operations, and financial condition.

The U.K. left the European Union on January 31, 2020 ("Brexit") and on January 1, 2021, left the European Union single market and customs union. On December 24, 2020, the U.K. and European Union entered into the EU-UK Trade and Cooperation Agreement ("TCA"). The TCA went into effect on January 1, 2021 and is being applied provisionally from that date until it is fully ratified or rejected by the European Parliament, or until February 28, 2021. The TCA provides, among other things, for a duty- and quota-free trade agreement between the U.K. and the European Union with respect to goods originating in the free trade area, however, custom formalities went into effect upon the U.K.’s exit from the single market and customs union. The TCA does not address a number of important aspects of the new relationship between the U.K. and the European Union, including providing for the free movement of services, which ended on December 31, 2020. As a result, uncertainty remains regarding the future relationship between the U.K. and the European Union, which could result in a decline in trade among them and other countries. Such a decline in trade could affect the attractiveness of the U.K. as a global investment center and, as a result, could have a detrimental impact on economic growth in the country. Furthermore, there are likely to be changes in the legal rights and obligations of commercial parties across all industries following Brexit, and British regulatory requirements could be subject to significant change. Any of the foregoing could result in an economic downturn in Newsquest’s markets, which could depress the demand for our products and services.

Domestic and/or foreign jurisdictions may enact gross receipts taxes on our digital services which, if we are required to pay, could adversely affect our cash flows and financial condition.

On July 22, 2020, a Digital Services Tax ("DST") was enacted in the United Kingdom. This 2% tax became effective April 1, 2020. The DST applies to gross revenue of specified digital business models deriving value from participation of their U.K.-based users. While the tax is intended to apply to search engines, social media platforms, and online marketplaces, it may be applied to online advertising when users of our publications receive advertising based on their participation with the publications. If that is the case, we may have to pay additional cash taxes, which could adversely affect our results of operations, financial condition, and cash flows.

On February 12, 2021, Maryland enacted the first tax targeting digital advertising in the United States. The scaled rate between 2.5% and 10% Digital Advertising Gross Revenues Tax will be imposed on annual gross revenues derived from digital advertising services in Maryland. The rate of tax varies depending on the amount of revenue a company earns. However, pending legislation would exempt digital advertising by a ‘broadcast entity’ or a ‘news media entity.’ Maryland’s new digital advertising tax could be the beginning of a wave of similar new taxes on digital advertising enacted by other states that are experiencing budget shortfalls and economic distress as a result of the COVID-19 pandemic

Additional Risks Related to Our Business

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

The value of our intangible assets may become impaired, which could adversely affect future reported results of operations and stockholders’ equity

Our goodwill and indefinite-lived intangible assets, which include mastheads, are subject to annual impairment testing, and more frequent testing upon the occurrence of certain events or significant changes in our circumstances, to determine whether the fair value of such assets is less than their carrying value. In such a case, a non-cash charge to earnings may be necessary in the relevant period, which could adversely affect future reported results of operations and stockholders’ equity. At December 31, 2020, the carrying value of our goodwill, indefinite-lived intangible assets and amortizable intangible assets was $534.1 million, $171.4 million and $653.2 million, respectively.

Consistent with past practice, we performed our annual impairment test in the second quarter of 2020. In connection with our review, we noted that the market capitalization of the Company declined significantly during the six months ended June 30, 2020 and there was widespread stock-market volatility, resulting from the COVID-19 pandemic. As a result, in the second quarter of 2020, we recognized impairment charges of $362.4 million, $8.0 million, and $23.0 million related to goodwill, indefinite-lived intangible assets (mastheads) and amortizable intangible assets, respectively.

Management assumptions used to calculate fair value are highly subjective and involve forecasts of future economic and market conditions and their impact on operating performance. Changes in key assumptions impacting the analyses could result in the recognition of additional impairment. The severity and length of the COVID-19 pandemic, the duration and extent of the mitigation measures and governmental actions designed to combat the pandemic, as well as the changes in customers behavior as a result of the pandemic, all of which are highly uncertain and difficult to predict at the current time, could negatively impact our future assessment of projected results of operations and the underlying assumptions utilized in the determination of the estimated fair values of the reporting units and related mastheads.

Our management and independent auditors have identified a material weakness in our internal control over financial reporting, which could, if not remediated in an appropriate and timely way, result in material misstatements in our financial statements.

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

As described in Item 9A, "Controls and Procedures" of this Annual Report on Form 10-K, we concluded that our disclosure controls and procedures were not effective as of December 31, 2020 and December 31, 2019 and that we had, as of such date, a material weakness in our internal control over financial reporting related to internal control deficiencies over the revenue recognition process; specifically, the Company did not maintain effective controls due to the aggregation of control deficiencies related to inadequate manual preventative and detective controls and information technology general controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis. This material weakness identified did not result in any adjustments or restatements of our audited and unaudited consolidated financial statements or disclosures for any prior period previously reported by the Company. However, until the material weakness is remediated, and our associated disclosure controls and procedures improved, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting occur in the future, our future consolidated financial statements or other information filed with the SEC may contain material misstatements.

We are in the process of remediating the material weakness, however if we are unable to remediate the material weakness in an appropriate and timely manner, or if we identify additional control deficiencies that individually or together constitute significant deficiencies or material weaknesses, our ability to accurately record, process, and report financial information and consequently, our ability to prepare financial statements within required time periods, could be adversely affected. Failure to establish and maintain effective internal control over financial reporting could result in material misstatements in our financial statements, violations of applicable securities laws, stock exchange listing requirements, and the covenants under our debt agreements, subject us to litigation and investigations, negatively affect investor confidence in our financial statements, and adversely impact our stock price and ability to access capital markets.

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

Our online systems store and process confidential subscriber and other sensitive data, such as names, email addresses, addresses, and other personal information. Therefore, maintaining our network security is critical. Additionally, we depend on the security of our third-party service providers. Unauthorized use of or inappropriate access to our, or our third-party service providers’ networks, computer systems and services could potentially jeopardize the security of confidential information, including payment card (credit or debit) information, of our customers. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we or our third-party service providers may be unable to anticipate these techniques or to implement adequate preventative measures. Non-technical means, for example actions by an employee, can also result in a data breach. A party that is able to circumvent our security measures could misappropriate our proprietary information or the information of our customers or users, cause interruption in our operations, or damage our computers or those of our customers or users. As a result of any such breaches, customers or users may assert claims of liability against us and these activities may subject us to legal claims, adversely impact our reputation, and interfere with our ability to provide our products and services, all of which may have an adverse effect on our business, financial condition and results of operations. The coverage and limits of our insurance policies may not be adequate to reimburse us for losses caused by security breaches.

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

Privacy-related laws are constantly evolving and may increase our compliance costs and potential for liability, either of which may have an adverse effect on our business, financial condition and results of operations.

Many jurisdictions have enacted or are considering enacting privacy or data protection laws and regulations that apply to the processing or protection of personal information. These laws and regulations may impose additional security breach notification requirements, notice and consent requirements and specific data security obligations, and may also provide for a private right of action or statutory damages. The compliance costs and operational burdens imposed by these laws and regulations could be significant. Failure to protect confidential data, provide individuals with adequate notice of our privacy policies or obtain required valid consent, could subject us to liabilities imposed by the jurisdictions where we operate. Further, because some of our products and services are available on the internet, we may be subject to laws or regulations exposing us to liability or compliance obligations even in jurisdictions where we do not have a substantial presence.

Existing privacy-related laws and regulations are evolving and are subject to potentially differing interpretations. Various federal and state legislative and regulatory bodies, as well as foreign legislative and regulatory bodies, may expand current laws or enact new laws regarding privacy and data protection. For example, the General Data Protection Regulation adopted by the European Union imposes stringent data protection requirements and significant penalties for noncompliance; California’s Consumer Privacy Act creates new data privacy rights; and the European Union’s anticipated ePrivacy Regulation is expected to impose, with respect to electronic communications, stricter data protection and data processing requirements. Any failure, or perceived failure, by us or the third parties upon which we rely to comply with laws and regulations that govern our business operations, as well as any failure, or perceived failure, by us or the third parties upon which we rely to comply with our own posted policies, could result in claims against us by governmental entities or others, negative publicity and a loss of confidence in us by our users and advertisers. Each of these potential consequences could adversely affect our business and results of operations.

We could incur significant liability if the separation of Legacy Gannett from its former parent were determined to be a taxable transaction.

In connection with the separation of Legacy Gannett from its former parent, Legacy Gannett’s former parent received an opinion from outside tax counsel to the effect that the requirements for tax-free treatment under Section 355 of the Internal Revenue Code of 1986, as amended (the "Code") would be satisfied. The opinion relied on certain facts, assumptions, representations, and undertakings from Legacy Gannett's former parent and Legacy Gannett regarding the past and future conduct of the companies' respective businesses and other matters. If any of these facts, assumptions, representations, or undertakings were incorrect or not satisfied, we and our stockholders may not be able to rely on the opinion of tax counsel and could be subject to significant tax liabilities. Further, notwithstanding the opinion of tax counsel, the IRS could determine upon audit that the separation is taxable if it determines that any of these facts, assumptions, representations, or undertakings were incorrect or violated, if it disagrees with the conclusions in the opinion, or for other reasons, including as a result of certain significant changes in the share ownership of Legacy Gannett or its former parent after the separation. If the separation were determined to be taxable for U.S. federal income tax purposes, Legacy Gannett’s former parent and its stockholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities, and we could incur significant liabilities.

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

We have deferred tax assets reported on our balance sheet, net of valuation allowances of $83.4 million. If we do not have taxable income in future years, we may be required to reestablish a valuation allowance against the remaining deferred tax assets.

Risks Related to Pension Obligations and Employees

We are required to use a portion of our cash flows to make contributions to our pension plans, which diverts cash flow from operations, and the amount of required future contributions may be difficult to estimate.

We, along with our subsidiaries, sponsor various defined benefit retirement plans, including plans established under collective bargaining agreements. Our retirement plans include (i) the Gannett Retirement Plan ("GR Plan"), (ii) the Newsquest and Romanes Pension Schemes in the U.K. ("U.K. Pension Plans"), (iii) the Newspaper Guild of Detroit Pension Plan, (iv) the George W. Prescott Publishing Company Pension Plan (the "GWP Plan") and (v) the Times Publishing Company Defined Benefit Pension Plan (the "TPC Plan").

Our pension plans invest in a variety of equity and debt securities. Future volatility and disruption in the equity and bond markets could cause declines in the asset values of our pension plans. As of December 31, 2020, the value of our pension assets exceeded our pension benefit obligations and our retirement plans were overfunded by a total of $64.2 million on a U.S. generally accepted accounting principles ("GAAP") basis.

As of December 31, 2020, we made a $5.0 million contribution to the GR Plan and we have committed to make quarterly contributions of $5.0 million to the GR Plan through September 2022. Our ability to make contribution payments will depend on our future cash flows, which are subject to general economic, financial, competitive, business, legislative, regulatory, and other factors beyond our control. Various factors, including future investment returns, interest rates, and potential pension legislative changes, may impact the timing and amount of future pension contributions. In addition, decreases in the discount rate used to determine minimum funding requirements could result in increased future contributions. As a result, we may need to make additional pension contributions above what is currently estimated, which could reduce the cash available for our businesses.

We depend on key personnel, and we may not be able to operate or grow our business effectively if we lose the services of any of our key personnel or are unable to attract qualified personnel in the future.

The success of our business is heavily dependent on our ability to retain our management and other key personnel and to attract and retain qualified personnel in the future. Competition for senior management personnel is intense, and we may not be able to retain our key personnel. Although we have entered into employment agreements with certain of our key personnel, these agreements do not ensure that our key personnel will continue in their present capacity with us for any particular period of time. We do not have key employee insurance for any of our current management or other key personnel. The loss of any key personnel would require our remaining key personnel to divert immediate and substantial attention to seeking a replacement. An inability to find a suitable replacement for any departing executive officer on a timely basis could adversely affect our ability to operate or grow our business.

A shortage of skilled or experienced employees, including journalists, in the media industry, or our inability to retain such employees, could pose a risk to achieving improved productivity and reducing costs, which could adversely affect our profitability.

Production and distribution of our various publications requires skilled and experienced employees, including journalists. A shortage of such employees, or our inability to retain such employees, could have an adverse impact on our productivity and costs, our ability to expand, develop and distribute new products and our entry into new markets. The cost of retaining or hiring such employees could exceed our expectations, which could adversely affect our results of operations.

A number of our employees are unionized, and our business and results of operations could be adversely affected if current or additional labor negotiations or contracts were to further restrict our ability to maximize the efficiency of our operations.

As of December 31, 2020, we employed 18,141 employees, of whom 2,356 (or approximately 15%) were represented by seven unions. 43% of the unionized employees are in four states: Michigan, Ohio, Wisconsin and Indiana and represent 14%, 7%, 13% and 10% of all our union employees, respectively.

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

Risks Related to the Termination of our Relationship with our Former Manager

Our inability to successfully transition to self-management following termination of the Amended Management Agreement may result in the loss of key employees, disruptions to our business and operational inefficiencies that could hinder our business, financial condition and results of operations.

On December 21, 2020, we terminated the Amended Management Agreement, effective as of 11:59 p.m., Eastern Time, on December 31, 2020. Until the termination of the Amended Management Agreement, we were dependent on the Manager and its affiliates to manage our operations, and acquire and manage our investments. After the termination, we are self-managing our operations and investments. Achieving the anticipated benefits from the termination of the Amended Management Agreement is subject to a number of uncertainties related to our successful transition to self-management.

In connection with the Termination Agreement, we extended offers of employment to certain employees of the Manager or its affiliates who provided services to us prior to the termination, including our Chief Executive Officer. While the extension of such offers of employment are intended to mitigate any disruption in the transition from being Manager-operated to self-managed, this transition has inherent risks, including, but not limited to, whether we can successfully retain key employees and successfully transition our management from external to in-house.

Transitioning to self-management may be more difficult, costly or time-consuming than anticipated. We may experience business disruptions and operational inefficiencies during such transition if such transition is more difficult or more costly than we anticipate or if the transition is otherwise inefficient or unsuccessful to any degree. As a result, we could experience material adverse effects to our business, financial condition and results of operations.

The Manager is not liable to us for certain acts or omissions performed in accordance with, and prior to the termination of, the Amended Management Agreement, and for certain matters in connection with the termination of our relationship with the Manager, and we may incur liability for such acts or omissions.

Pursuant to, and prior to the termination of, the Amended Management Agreement, the Manager assumed no responsibility other than to render the services called for thereunder in good faith and was not responsible for any action of our Board of Directors in following or declining to follow its advice or recommendations. The Manager, its members, managers, officers and employees are not liable to us or any of our subsidiaries, to our Board of Directors, or our or any subsidiary’s stockholders or partners for any acts or omissions by the Manager, its members, managers, officers or employees, except by reason of acts constituting bad faith, willful misconduct, gross negligence or reckless disregard of the Manager’s duties under the Amended Management Agreement that occurred prior to its termination. Pursuant to the Termination Agreement, our indemnification obligations to the Manager and its affiliates under the Amended Management Agreement survive its termination indefinitely. In addition, pursuant to the Termination Agreement, the Manager will be held harmless with respect to certain acts and omissions performed in connection with the Termination Agreement except by reason of acts or omissions constituting bad faith, willful misconduct, gross negligence or reckless disregard of the Manager’s performance under the Termination Agreement. As a result, we may incur liabilities as a result of certain acts or omissions by the Manager, which could materially and adversely impact our business and results of operations.

Risks Related to our Common Stock

There can be no assurance that the market for our stock will provide adequate liquidity.

The market price of our Common Stock may fluctuate widely, depending upon many factors, some of which may be beyond our control. These factors include, without limitation:

•Risks and uncertainties associated with the ongoing COVID-19 pandemic;
•Our business profile and market capitalization may not fit the investment objectives of any stockholder;
•A shift in our investor base;
•Our quarterly or annual earnings, or those of other comparable companies;
•Actual or anticipated fluctuations in our operating results;
•Changes in accounting standards, policies, guidance, interpretations or principles;
•Risks relating to our ability to meet long-term forecasts;
•Announcements by us or our competitors of significant investments, acquisitions or dispositions;
•The failure of securities analysts to cover our Common Stock;
•Changes in earnings estimates by securities analysts or our ability to meet those estimates;
•The operating and stock price performance of other comparable companies;
•Negative public perception of us, our competitors, or industry;
•Overall market fluctuations; and
•General economic conditions.

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

Our Common Stock currently trades on the New York Stock Exchange ("NYSE"), and the continued listing of our Common Stock on the NYSE is subject to our compliance with a number of listing standards, including minimum share price requirements. If we fall out of compliance with NYSE’s listing standards and fail to regain compliance within the applicable cure periods, our Common Stock may be delisted from the NYSE. Failure to maintain our NYSE listing could negatively impact us and our stockholders by reducing the willingness of investors to hold our Common Stock because of the resulting decreased price, liquidity and trading of our Common Stock, and analyst coverage, among others.

Sales or issuances of shares of our Common Stock, including upon conversion of the 2027 Notes, could adversely affect the market price of our Common Stock.

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

In accordance with the Investor Agreement among the Company and the holders of the 2027 Notes (the “Holders”) establishing certain terms and conditions concerning the rights and restrictions on the Holders with respect to the Holders’ ownership of the Notes, the Holders have certain registration rights with respect to the shares of Common Stock to be issued upon conversion of the 2027 Notes. In addition, Holders who receive Common Stock upon conversion of the 2027 Notes may be able to sell these shares of Common Stock pursuant to any applicable exemption under the Securities Act of 1933, as amended, or the rules promulgated thereunder, including Rule 144, if applicable. If significant quantities of the Common Stock are sold, or if it is perceived that they may be sold, the trading price of the Common Stock could be adversely affected.

We presently have no intention to declare or pay a dividend and we may not be able to pay dividends in the future or at all.

On April 1, 2020, we announced that our Board of Directors determined that it is in the best interests of our stockholders for the Company to preserve liquidity by suspending our quarterly dividend. We presently have no intention to reinstate the dividend, and there can be no assurance that we will resume paying dividends on a regular basis.

Our credit facility contains terms that restrict our ability to pay dividends or other distributions. In addition, under the 5-Year Term Loan, we can only pay cash dividends up to an agreed-upon amount and provided that the ratio of Total Indebtedness secured on an equal priority basis with the 5-Year Term Loan (net of Unrestricted Cash) to Consolidated EBITDA (as such terms are defined in the 5-Year Term Loan) does not exceed a specified ratio. The Indenture contains a similar dividend restriction and also provides that, at any time that the Company’s Total Gross Leverage Ratio (as defined in the Indenture) exceeds 1.5 and the Company approves the declaration of a dividend, the Company must offer to purchase a principal amount of 2027 Notes equal to the proposed amount of the dividend. This repurchase offer requirement may make it impractical to declare and pay dividends at any time that the requirement is in effect. Stockholders also should be aware that they have no contractual or other legal right to dividends that have not been declared.

Any determination by our Board of Directors regarding dividends will depend on a variety of factors, including the Company’s GAAP net income, free cash flow generated from operations or other sources, liquidity position and potential alternative uses of cash, such as acquisitions, as well as economic conditions and expected future financial results. There can be no guarantee regarding the timing and amount of any dividends. Our ability to resume payment of dividends in the future will depend on our future financial performance, which, in turn, depends on the successful implementation of our strategy and on financial, competitive, regulatory, technical and other factors, general economic conditions, demand and selling prices for our products and other factors specific to our industry or specific projects, many of which are beyond our control. Therefore, our ability to generate free cash flow depends on the performance of our operations and could be limited by decreases in our profitability or increases in costs, capital expenditures, or debt servicing requirements.

The percentage ownership of our existing stockholders may be diluted in the future, including upon conversion of the 2027 Notes.

We have issued and may continue to issue equity in order to raise capital or in connection with future acquisitions and strategic investments, which would dilute investors’ percentage ownership in Gannett. In addition, a stockholder's percentage ownership may be diluted if we issue equity instruments such as debt and equity financing.

To the extent that we raise additional capital through the sale of equity or convertible debt securities (such as the 2027 Notes), a stockholder's ownership interest in our Company may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt and equity financings, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as redeeming our shares, making investments, incurring additional debt, making capital expenditures, declaring dividends or placing limitations on our ability to acquire, sell or license intellectual property rights.

The percentage ownership of our existing stockholders may be diluted in the future as result of the issuance of Common Stock due to conversion of the 2027 Notes. Each 2027 Note may be converted into shares of Common Stock at an initial conversion rate of 200 shares of Common Stock per $1,000 principal amount of Notes (subject to adjustment as provided in the Indenture, the “Conversion Rate”). Based on the number of shares outstanding on February 19, 2021, conversion of all of the 2027 Notes into Common Stock (assuming no adjustments to the Conversion Rate) would result in the issuance of an aggregate of 99,418,800 shares of the Common Stock representing approximately 42% of the shares outstanding as of February 19, 2021 and conversion of all of the 2027 Notes into Common Stock (assuming the maximum increase in the Conversion Rate as a result of certain events, including, subject to exceptions as described in the Indenture, the acquisition of 50% or more of voting power of our securities by a person or group, a stockholder-approved liquidation of us, the delisting of our common stock, or certain changes of control, but no other adjustments to the Conversion Rate) would result in the issuance of an aggregate of 294,153,187 shares of the Common Stock representing approximately 68% of the shares outstanding as of February 19, 2021. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the 2027 Notes may encourage short selling by market participants because the conversion of the 2027 Notes could be used to satisfy short positions. Further, the anticipated conversion of the 2027 Notes into shares of our common stock could depress the price of our common stock.

The percentage ownership of our existing stockholders may also be diluted in the future as result of the issuance of Common Stock upon the exercise of outstanding 10-year warrants (the "Gannett Warrants"). As of December 31, 2020, the Gannett Warrants, if exercised, would represent approximately 0.6% of our Common Stock outstanding at a strike price of $46.35.

Furthermore, the percentage ownership in Gannett may be diluted in the future because of options issued to our Manager. As of December 31, 2020, there were 6,068,075 options outstanding at a weighted average exercise price of $13.97 held by our Manager and/or its affiliates.

Dilution may also result from the issuances of shares under our equity compensation plans (our "Incentive Plans"), which provide for the grant of equity and equity-based awards, including restricted stock, stock options, stock appreciation rights, performance awards, and other equity-based and non-equity based awards, in each case to our directors, officers, employees, among others. As of December 31, 2020, the number of shares remaining available for future issuance under our Incentive Plans, excluding shares to be issued upon exercise of outstanding options, warrants and rights, was 18.6 million.

An "ownership change" could limit our ability to utilize our net operating loss carryforwards and other tax attributes, which could result in our payment of income taxes earlier than if we were able to fully utilize our net operating loss and other tax benefit carryforwards.

Federal and state tax laws impose restrictions on the utilization of net operating loss ("NOL") carryforwards and other tax attributes in the event of an "ownership change" as defined by Section 382 of the Code ("Section 382"). Generally, an "ownership change" occurs if the percentage of the value of the stock that is owned by one or more direct or indirect "five percent stockholders" increases by more than 50% over their lowest ownership percentage at any time during an applicable testing period (typically, three years). Under Section 382, if a corporation undergoes an "ownership change," such corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. While no "ownership change" has resulted in annual limitations, future changes in our stock ownership, which may be outside of our control, may trigger an "ownership change." In addition, future equity offerings or acquisitions that have equity as a component of the consideration could result in an "ownership change." Furthermore, the issuance of Common Stock upon the conversion of the 2027 Notes (in the event we elect to issue Common Stock upon any such conversions, rather than cash), may trigger an "ownership change." If an "ownership change" occurs in the future, utilization of our NOL carryforwards or other tax attributes may be limited, which could potentially result in increased future tax liability to us. We have adopted a Section 382 Rights Agreement, discussed below, to protect our utilization of our NOL carryforwards and other tax attributes.

We have entered into a Section 382 Rights Agreement, and if the share purchase rights issued pursuant to such agreement are exercised, it could materially and adversely affect the market price of our Common Stock.

We entered into a Section 382 Rights Agreement on April 6, 2020 (the "Rights Agreement"), with American Stock Transfer & Trust Company, LLC, a federally chartered trust company, as Rights Agent. The Rights Agreement is intended to discourage acquisitions of our Common Stock which could result in a cumulative "ownership change" as defined under Section 382, thereby preserving our current ability to utilize NOL carryforwards to offset future income tax obligations, which would become subject to limitations if we were to experience an "ownership change," as defined under Section 382. While the Rights Agreement is intended to preserve our current ability to utilize NOL carryforwards, it effectively deters current and future purchasers from accumulating more than 4.99% of our Common Stock, which could delay or discourage takeover attempts that our stockholders may consider favorable. An Acquiring Person, as defined in the Rights Agreement, that acquires 4.99% or more of our Common Stock could suffer substantial dilution of its ownership interest under the terms of the Rights Agreement through the issuance of Common Stock or common stock equivalents to all stockholders other than the Acquiring Person. In addition, if the share purchase rights issued pursuant to the Rights Agreement are exercised, additional shares of our Common Stock will be issued, which could materially and adversely affect the market price of our Common Stock. Moreover, sales in the public market of any shares of our Common Stock issued upon such exercise, or the perception that such sales may occur, could also adversely affect the market price of our Common Stock. These issuances may also cause our per share net income, if any, to decrease in future periods.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws and of Delaware law may prevent or delay an acquisition of the Company, which could decrease the trading price of our Common Stock.

Our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the raider and to encourage prospective acquirers to negotiate with our Board rather than to attempt a hostile takeover. These provisions provide for:

•Amendment of provisions in our amended and restated certificate of incorporation and amended and restated bylaws regarding the election of directors, the term of office of directors, the filling of director vacancies and the resignation and removal of directors only upon the affirmative vote of at least 80% of the then issued and outstanding shares of our capital stock entitled to vote thereon;
•Amendment of provisions in our amended and restated certificate of incorporation regarding corporate opportunity only upon the affirmative vote of at least 80% of the then issued and outstanding shares of our capital stock entitled to vote thereon;
•Removal of directors only for cause and only with the affirmative vote of at least 80% of the voting interest of stockholders entitled to vote in the election of directors;
•Our Board to determine the powers, preferences and rights of our preferred stock and to issue such preferred stock without stockholder approval, including in connection with our Rights Agreement;
•Provisions in our amended and restated certificate of incorporation and amended and restated bylaws prevent stockholders from calling special meetings of our stockholders;
•Advance notice requirements applicable to stockholders for director nominations and actions to be taken at annual meetings;
•A prohibition, in our amended and restated certificate of incorporation, stating that no holder of shares of our Common Stock will have cumulative voting rights in the election of directors, which means that the holders of majority of the issued and outstanding shares of our Common Stock can elect all the directors standing for election; and
•Action by our stockholders outside a meeting, in our amended and restated certificate of incorporation and our amended and restated bylaws, only by unanimous written consent.

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

We may raise additional capital through the issuance of debt or equity securities (including preferred stock) from time to time. Upon liquidation, holders of our debt securities (including holders of our 2027 Notes) and preferred stock and lenders with respect to other borrowings (including the lenders under our existing senior secured credit facility with Apollo) will be entitled to our available assets prior to the holders of our Common Stock. Preferred stock could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to pay dividends to the holders of our common stock. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our Common Stock bear the risk of our future offerings reducing the market price of our Common Stock and diluting the value of their stock holdings in us.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are in McLean, VA, where we lease approximately 175,758 square feet. The lease provides for an initial term of 15 years with two five-year renewal options. We also have executive offices located in Pittsford, NY, where we lease approximately 25,870 square feet under a lease terminating in October 2022.

Our domestic facilities occupy approximately 9.5 million square feet in the aggregate, of which approximately 3.9 million square feet are leased from third parties. Many of our local media organizations also have outside news bureaus, sales offices, and distribution centers that are leased from third parties. A listing of publishing centers and key locations can be found in Item 1. Business, under "Major Publications and Markets We Serve." We own some of the plants that house most aspects of the publication process but in certain locations have outsourced printing or combined the printing of multiple publications.

Newsquest, our subsidiary headquartered in London, occupies approximately 0.9 million square feet in the U.K. spread over 70 locations. Of this, 0.2 million square feet (or 41 locations) are leased from third parties. Newsquest's owned premises include three printing facilities. A fourth printing facility is leased.

ReachLocal, our subsidiary headquartered in Woodland Hills, CA, has sales and other offices in 19 locations in 13 states - California, Colorado, Florida, Georgia, Louisiana, Maryland, Massachusetts, Minnesota, New York, North Carolina, Texas, Virginia, and Washington. Our UpCurve subsidiary has sales and other offices in two locations in California and Massachusetts. In addition, ReachLocal has 11 locations in four additional countries - Australia, Canada, India, and New Zealand. These properties, which total approximately 55,886 square feet, include leased buildings and data centers. Excluded from total square footage but included in location counts are serviced office spaces.

All of our material real properties owned by our material domestic subsidiaries are mortgaged as collateral for our 5-Year Term Loan. We believe our current facilities, including the terms and conditions of the relevant lease agreements, are adequate to operate our businesses as currently conducted.

ITEM 3. LEGAL PROCEEDINGS

Information regarding legal proceedings in connection with acquisition of Legacy Gannett may be found in Note 13 — Commitments, contingencies and other matters of the notes to the Consolidated financial statements, which is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock trades on the New York Stock Exchange (the "NYSE") under the trading symbol "GCI." As of February 19, 2021, there were approximately 4,707 holders of record of our Common Stock.

Dividends

On April 1, 2020, we announced that our Board of Directors determined that it is in the best interests of our stockholders for the Company to preserve liquidity by suspending our quarterly dividend. We presently have no intention to reinstate the dividend, and there can be no assurance that we will resume paying dividends on a regular basis. In addition, the terms of our indebtedness, including our credit facility, the 5-Year Term Loan, and the Indenture for the 2027 Notes have terms that restrict our ability to pay dividends.

Issuer Purchases of Equity Securities

See "Share Repurchase Program" in Note 12 — Supplemental equity information of the notes to the Consolidated financial statements.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a subscription-led and digitally focused media and marketing solutions company committed to empowering communities to thrive. We aim to be the premiere source for clarity, connections and solutions within our communities. Our strategy is focused on driving audience growth and engagement by delivering deeper content experiences to our consumers, while offering the products and marketing expertise our advertisers desire. The execution of this strategy is expected to allow the Company to continue its evolution from a more traditional print media business to a digitally focused content platform.

Until November 19, 2019, our corporate name was New Media Investment Group Inc. ("New Media") and Gannett Co., Inc. was a separate publicly traded company. On November 19, 2019, New Media completed its acquisition of Gannett Co., Inc. (which was renamed Gannett Media Corp. and is referred to as "Legacy Gannett"). In connection with the acquisition, New Media changed its name to Gannett Co., Inc. and assumed Legacy Gannett's ticker symbol "GCI" (having previously traded under "NEWM"). As a result of the acquisition, historical results for 2019 represents legacy New Media’s results up to and through the date of the acquisition plus the new consolidated company’s results of operations for the approximately six-week period between the date of acquisition and the 2019 fiscal year end.

Our current portfolio of media assets includes USA TODAY, local media organizations in 46 states in the U.S. and Guam, and Newsquest, a wholly owned subsidiary operating in the United Kingdom ("U.K.") with more than 120 local news media brands. Gannett also owns the digital marketing services companies ReachLocal, Inc. ("ReachLocal"), UpCurve, Inc. ("UpCurve"), and WordStream, Inc. ("WordStream"), which are marketed under the LOCALiQ brand, and runs the largest media-owned events business in the U.S., USA TODAY NETWORK Ventures.

Through USA TODAY, our local property network, and Newsquest, Gannett delivers high-quality, trusted content where and when consumers want to engage with it on virtually any device or platform. Additionally, the Company has strong relationships with hundreds of thousands of local and national businesses in both our U.S. and U.K. markets due to our large local and national sales forces and a robust advertising and digital marketing solutions product suite. The Company reports in two operating segments, Publishing and Digital Marketing Solutions ("DMS"). We also have a corporate and other category that includes activities not directly attributable to a specific operating segment and includes broad corporate functions such as legal, human resources, accounting, analytics, finance, and marketing. A full description of our operating segments is included in Note 14 — Segment reporting of the notes to the Consolidated financial statements.

A discussion regarding our results of operations and changes in financial condition for 2019 as compared to 2018 is included in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the "2019 Form 10-K"), filed with the Securities and Exchange Commission (the "SEC") on March 2, 2020, and is incorporated by reference herein.

Business Trends

We have considered several industry trends when assessing our business strategy:

•Print advertising continues to decline as the audience increasingly moves to digital platforms. We look to optimize our print operations to efficiently manage for this declining print audience. We are focused on converting the growing digital audience into digital-only subscribers to our publications.
•Small and medium-sized businesses ("SMBs") are facing an increasingly complex marketing environment and need to create digital presence to capture audience online. We offer a broad suite of DMS products that offer a single, unified solution to meet their digital marketing needs.
•Consumers are looking for experience-based, emotional connections and communities. USA TODAY NETWORK Ventures was designed to celebrate local communities and create opportunities for meaningful in-person and virtual experiences.

When evaluating public company publishing peers for revenue trends, we include Legacy Gannett (and legacy New Media for the period when they were separate companies), Lee Enterprises, Inc., A. H. Belo Corporation, and Tribune Publishing Company. We have tracked average revenue trends for this peer group for 2018 – 2020 across the print advertising, digital advertising, and circulation categories, which is available through the third quarter of 2020. The COVID-19 pandemic had a significant impact on revenue trends across the industry during 2020, which we have described below:

•Print advertising revenues were down 13%-19% annually prior to the pandemic, worsening to down 26%-47% during the second and third quarters of 2020;
•Digital advertising revenues (which often includes digital marketing services products) performed between down 5% to up 5% annually prior to the pandemic. The majority of companies did not provide digital advertising breakouts during the second and third quarters of 2020; and
•Circulation revenues were down 3%-10% annually prior to the pandemic, performing at the lower end of that range, down 9%, during the second and third quarters of 2020.

Certain matters affecting comparability

Reclassifications

Certain amounts in prior period consolidated financial statements have been reclassified to conform to the current year presentation. Pursuant to our acquisition of Legacy Gannett, in the fourth quarter of 2019 we realigned the presentation of marketing services revenues generated by our UpCurve subsidiary from Other revenues to Advertising and marketing services revenues on the Consolidated statements of operations and comprehensive income (loss). As a result of this updated presentation, Advertising and marketing services revenues increased and Other revenues decreased $58.2 million for the year ended December 30, 2018. Operating revenues, net income, retained earnings, and earnings per share remained unchanged.

Acquisitions

•In November 2019, we acquired substantially all of the assets, properties, and business of Legacy Gannett for an aggregate purchase price of $1.315 billion. The acquisition was funded by a five-year, senior-secured term loan facility with Apollo Capital Management, L.P. ("Apollo") in an aggregate principal amount of approximately $1.792 billion (the "Acquisition Term Loan") and available cash on hand.

•During 2019 prior to the acquisition of Legacy Gannett, we acquired substantially all the assets, properties, and business of certain publications and businesses (the "2019 Acquisitions"), including 11 daily newspapers, 11 weekly publications, nine shoppers, a remnant advertising agency, five events production businesses, and a business community and networking platform for an aggregate purchase price of $53.4 million, including estimated working capital. As part of one of the 2019 Acquisitions, we also acquired a 58% equity interest in the acquiree, and the minority equity owners retained a 42% interest, which has been classified as a redeemable non-controlling interest on the Consolidated statements of operations and comprehensive income (loss). The 2019 Acquisitions were financed from available cash on hand.

Dispositions

•On October 30, 2020, we completed the sale of BridgeTower Media, LLC. As a result of the sale, we recognized a pre-tax gain of approximately $8.2 million, net of selling expenses which is included in Net (gain) loss on sale or disposal of assets on the Consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2020.

Integration and reorganization costs

•For the year ended December 31, 2020, we incurred Integration and reorganization costs of $145.7 million. Of the total costs incurred, $86.3 million were related to severance activities and $59.4 million were related to other costs incurred to consolidate and streamline our operations in connection with the acquisition of Legacy Gannett and ongoing implementation of our plans to reduce costs and preserve cash flow, including a $30.4 million expense related to the early termination of the Amended and Restated Management and Advisory Agreement (the "Amended Management Agreement") with FIG LLC (the "Manager").

•For the year ended December 31, 2020, we ceased operations of 40 printing facilities as part of the synergy and ongoing cost reduction programs. As a result, we recognized accelerated depreciation of $49.6 million during the year ended December 31, 2020.

•For the year ended December 31, 2019, we incurred Integration and reorganization costs of $52.2 million. Of the total costs incurred, $40.6 million were related to severance activities and $11.7 million were related to other costs incurred to streamline our operations.

•For the year ended December 31, 2019, we ceased operations of three printing publications and 12 printing operations as part of the ongoing cost reduction programs. As a result, we recognized accelerated depreciation of $7.9 million during the year ended December 31, 2019.

Asset impairments

•For the year ended December 31, 2020, we recognized Asset impairments of $11.0 million, primarily related to the Publishing segment as a result of the annual impairment analysis as well as fixed asset disposals related to the continued consolidation of operations and as a result of our recoverability test for long-lived asset groups performed as of June 30, 2020.

•For the year ended December 31, 2019, we recognized Asset impairments of $3.0 million recorded within the Publishing segment as a result of fixed asset disposals.

Goodwill and intangible impairments

•For the year ended December 31, 2020, we recognized $393.4 million of Goodwill and intangible impairments primarily due to the impact of the COVID-19 pandemic on the Company’s operations.

•For the year ended December 31, 2019, we recognized $100.7 million in Goodwill and intangible impairments, as a result of softening business conditions which led to the decline in revenue projections that negatively impacted the fair value of our reporting units and newspaper mastheads.

Foreign currency

The Company's U.K. publishing operations are conducted through its Newsquest subsidiary. In addition, the Company's ReachLocal subsidiary has foreign operations in regions such as Canada, Australia/New Zealand and India. Earnings from operations in foreign regions are translated into U.S. dollars at average exchange rates prevailing during the period, and assets and liabilities are translated at exchange rates in effect at the balance sheet date. Translation fluctuations impact revenue, expense, and operating income results for international operations.

Outlook for 2021

Strategy

Our areas of strategic focus for 2021 include:

Accelerating digital subscriber growth

The broad reach of our newsroom network, linking leading national journalism at USA TODAY, our local property network in 46 states in the U.S. and Newsquest in the U.K. with more than 120 local media brands, gives us the ability to deepen our relationships with consumers at both the national and local levels. We bring consumers local news and information that impacts their day-to-day lives while keeping them informed of the national events that impact their country. We believe this local content is not readily obtainable elsewhere, and we are able to deliver that content to our customers across multiple print and digital platforms. As such, a key element of our consumer strategy is growing our paid digital-only subscriber base. We also expect to launch new digital subscription offerings tailored to specific users.

Driving digital marketing services growth by engaging more clients in a subscriber relationship

We are now of significant digital scale, with unique reach at both the national and local community levels. We expect to leverage our integrated sales structure and lead generation strategy to continue to aggressively expand our digital marketing services business into our local markets, both domestically and internationally. Given our extensive client base and volume of digital campaigns, we will also use data and insights to inform new and dynamic advertising products that we believe will deliver superior results.

Optimizing our traditional businesses across print and advertising

We will continue to drive the profitability of our traditional print operations through economies of scale, process improvements, and optimizations. We are focused on optimizing our pricing and improving customer service for our print subscribers. Print advertising continues to offer a compelling branding opportunity across our network due to our scale and unique reach at both the national and local community levels.

Prioritizing investments into growth businesses that have significant potential and support our vision

By leveraging our unique footprint, trusted brands, and media reach, we identify, experiment, and invest in potential growth businesses. USA TODAY NETWORK Ventures is a strong example of one such experiment that has grown significantly since its founding in 2015. During 2020, USA TODAY NETWORK Ventures was able to successfully pivot to hosting its events virtually, hosting over 250 events and maintaining 88% of USA TODAY NETWORK Venture's revenues compared to 2019 pro forma revenue performance.

Building on our inclusive and diverse culture to center around meaningful purpose, individual growth and customer focus

Inclusion, Diversity and Equity are core pillars of our organization and influence all that we do, from recruiting, development and retention, to day-to-day operations including hiring, onboarding, education, leadership training and professional development. We have published our inclusion goals for 2025 and our efforts underway to progress toward those goals and expect to publish our first workforce diversity report in the first quarter of 2021. We believe aligning our culture around empowering our communities to thrive and putting our customers at the center of everything we do will provide the foundation for our broader strategic efforts.

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

During the year ended December 31, 2020, the Company experienced decreased demand for its advertising and digital marketing services, commercial print and distribution services, as well as reductions in events and the single copy and commercial distribution of its newspapers. The Company currently expects that the COVID-19 pandemic will continue to have a negative impact on the Company’s business and results of operations in the near-term. Longer term, the ultimate impact of the COVID-19 pandemic on the Company’s business and results of operations will depend on the severity and length of the pandemic, the duration and extent of the mitigation measures and governmental actions designed to combat the pandemic, as well as the changes in customer behavior as a result of the pandemic, all of which remain highly uncertain.

As a result, the Company has implemented, and continues to implement, measures to reduce costs and preserve cash flow. These measures include suspension of the quarterly dividend and refinancing of our debt, as well as reductions in discretionary spending. In addition, the Company has deferred certain payroll tax remittance as permitted under the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") and negotiated the deferral of pension contributions, as well as continuing with its previously disclosed plan to monetize non-core assets.

Seasonality

Our revenues are subject to moderate seasonality, due primarily to fluctuations in advertising volumes. Advertising and marketing services revenues for our Publishing segment are typically highest in the Company's fourth quarter, due to holiday and seasonal advertising, and lowest in the first quarter, following the holiday season. The volume of advertising sales in any period is also impacted by other external factors such as competitors' pricing, advertisers' decisions to increase or decrease their advertising expenditures in response to anticipated consumer demand, and general economic conditions.

Recent Developments

Senior Secured Convertible Notes due 2027

On November 17, 2020, the Company entered into an Exchange Agreement (the "Exchange Agreement") with certain of the lenders (the "Exchanging Lenders") under the Acquisition Term Loan pursuant to which the Company and the Exchanging Lenders agreed to exchange $497.1 million in aggregate principal amount of the Company’s newly issued 6.0% Senior Secured Convertible Notes due 2027 (the "2027 Notes") for the retirement of an equal amount of term loans under the Acquisition Term Loan (the "Exchange"). Following the Exchange, the outstanding balance under the Acquisition Term Loan as of December 31,

2020 was $1.019 billion (the "Remaining Term Loan"). The 2027 Notes were issued pursuant to an Indenture (the "Indenture") dated as of November 17, 2020, between the Company and U.S. Bank National Association, as trustee. The Indenture, as supplemented by the Second Supplemental Indenture (the "Second Supplemental Indenture") dated as of February 9, 2021, between the Company and U.S. Bank National Association as trustee, includes affirmative and negative covenants that are substantially consistent with the 5-Year Term Loan, as well as customary events of default. Please see the disclosure below under "Liquidity and Capital Resources - Senior Secured Convertible Notes due 2027" and Note 8 — Debt for additional information regarding the 2027 Notes.

Termination of the Amended and Restated Management Agreement

For the year ended December 31, 2020, we were externally managed and advised by the Manager. On August 5, 2019, in connection with the entry into the agreement to acquire Legacy Gannett, the Company and the Manager entered into the Amended Management Agreement, which became effective upon the closing of the acquisition on November 19, 2019. On December 21, 2020, we entered into a Termination Agreement (the "Termination Agreement") with the Manager providing for the early termination of the Amended Management Agreement, effective at 11:59 p.m. Eastern Time on December 31, 2020. Upon termination of the Amended Management Agreement, the Manager ceased providing external management services to the Company, and the Manager no longer is the employer of the person serving in the role of Chief Executive Officer of the Company. In connection with the Termination Agreement, the Company made a one-time cash payment of $30.4 million to the Manager. In addition, all transfer restrictions contained in the Amended Management Agreement on shares of our Common Stock owned by the Manager, or acquired by the Manager upon the exercise of stock options to acquire Common Stock, lapsed. In connection with the termination of our relationship with the Manager, we extended offers of employment to certain employees of the Manager or its affiliates who provided services to the Company, including to our Chief Executive Officer. Certain indemnification and other obligations in the Amended Management Agreement survived the termination of our relationship with the Manager.

Term Loan Refinancing

On February 9, 2021, the Company entered into a five-year, senior-secured term loan facility with Citibank, N.A. in an aggregate principal amount of $1.045 billion (the "5-Year Term Loan"). The 5-Year Term Loan matures on February 9, 2026 and, at the Company's option, bears interest at the rate of the London Interbank Offered Rate plus a margin equal to 7.00% per annum or an alternate base rate plus a margin equal to 6.00% per annum. Accordingly, we are required to dedicate a substantial portion of cash flow from operations to fund interest payments. Please see the disclosure below under "Liquidity and Capital Resources - Term Loan Refinancing" and Note 16 — Subsequent events for additional information regarding the 5-Year Term Loan.

Special Meeting of Stockholders

At the special meeting of stockholders of the Company, held on February 26, 2021 (the "Special Meeting"), our stockholders approved, for purposes of Rule 312.03(c) of the New York Stock Exchange, of the issuance of the maximum number of shares of Common Stock issuable upon conversion of the 2027 Notes. Following receipt of the stockholder approval, the Company has the flexibility to settle conversion of the 2027 Notes with shares of Common Stock in full (rather than cash of an equivalent value).

RESULTS OF OPERATIONS

Consolidated summary

The following table summarizes results of operations for the Company by segment for the years ended December 31, 2020 and 2019.

	Year ended December 31,
In thousands, except per share amounts	2020	2019	Change	% Change
Operating revenues:
Publishing	$3,080,447	$1,792,652	$1,287,795	72%
Digital Marketing Solutions	428,605	149,242	279,363	***
Corporate and other	10,960	4,554	6,406	***
Intersegment eliminations	(114,342)	(78,539)	(35,803)	46%
Total operating revenues	3,405,670	1,867,909	1,537,761	82%
Operating expenses:
Publishing	3,268,911	1,772,323	1,496,588	84%
Digital Marketing Solutions	481,177	164,023	317,154	***
Corporate and other	217,812	157,079	60,733	39%
Intersegment eliminations	(114,342)	(78,539)	(35,803)	46%
Total operating expenses	3,853,558	2,014,886	1,838,672	91%
Operating income (loss)	(447,888)	(146,977)	(300,911)	***
Non-operating (income) expense	257,959	60,207	197,752	***
Income (loss) before income taxes	(705,847)	(207,184)	(498,663)	***
Provision (benefit) for income taxes	(33,450)	(85,994)	52,544	(61%)
Net income (loss)	$(672,397)	$(121,190)	$(551,207)	***
Net loss attributable to redeemable noncontrolling interests	(1,918)	(1,348)	(570)	42%
Net income (loss) attributable to Gannett	$(670,479)	$(119,842)	$(550,637)	***
Earnings (loss) per share attributable to Gannett - basic	$(5.09)	$(1.77)	$(3.32)	***
Earnings (loss) per share attributable to Gannett - diluted	$(5.09)	$(1.77)	$(3.32)	***
*** Indicates an absolute value percentage change greater than 100.

Intersegment eliminations in the preceding table represent digital marketing services revenues and expenses associated with products sold by our U.S. local publishing sales teams but which are fulfilled by our DMS segment. When discussing segment results, these revenues and expenses are presented gross and are eliminated in consolidation.

Operating revenues

Total Operating Revenues were $3.406 billion for the year ended December 31, 2020, an increase of $1.538 billion from 2019. Acquired revenues related to Legacy Gannett were $2.185 billion for the year ended December 31, 2020 compared to $299.2 million for the six-week period ended December 31, 2019.

For the Publishing segment, Operating revenues increased $1.288 billion, driven by higher Advertising and marketing services revenues of $511.9 million, including both print and digital, higher Circulation revenues of $687.2 million and higher Other revenues of $88.7 million. Advertising and marketing services revenues are generated by the sale of local, national, and classified print advertising products, digital advertising offerings such as digital classified advertisements, digital media such as display advertisements run on our platforms as well as third-party sites, and digital marketing services such as search advertising offered through and delivered by our DMS segment. Circulation revenues are derived principally from home delivery and single copy sales of our publications and distribution of our publications on our digital platforms. Other revenues are derived mainly from commercial printing and distribution arrangements and our events business.

For the DMS segment, Operating revenues increased $279.4 million, driven by higher Advertising and marketing services revenues of $280.9 million and lower Other revenues of $1.6 million. Our DMS segment generates Advertising and marketing services revenues through multiple services, including search advertising, display advertising, search optimization, social media, website development, web presence products, customer relationship management, Google-suite offerings, and software-as-a-service solutions. Other revenues in our DMS segment are derived from systems integration services, cloud offerings, and software licensing.

For the Corporate and Other category, Operating revenues increased $6.4 million, driven by higher Other revenues of $5.9 million. Other revenues at our Corporate and Other category are driven by third party newsprint sales.

Operating expenses

Total Operating expenses were $3.854 billion for the year ended December 31, 2020, an increase of $1.839 billion, compared to 2019. Operating expenses consist primarily of the following:

•Operating costs at the Publishing segment include labor, newsprint and delivery costs and at the DMS segment include the cost of online media acquired from third parties and costs to manage and operate our marketing solutions and technology infrastructure;
•Selling, general and administrative expenses include labor, payroll, outside services, and benefits costs;
•Depreciation and amortization;
•Integration and reorganization costs include severance charges and facility consolidation expenses as well as integration-related costs;
•Acquisition related costs;
•Impairment charges, including costs incurred related to goodwill, intangible assets and property, plant and equipment; and
•Gains or losses on the sale or disposal of assets.

For the year ended December 31, 2020, Operating expenses at our Publishing segment increased $1.497 billion, reflecting an increase in Operating costs of $797.0 million, an increase in Selling, general and administrative expenses of $294.4 million, an increase in Depreciation and amortization of $119.9 million, an increase in Integration and reorganization costs of $37.4 million, an increase in Asset impairments of $7.3 million, and an increase in Goodwill and intangible impairments of $252.2 million, partially offset by an increase in the Gain on the sale or disposal of assets of $11.6 million.

For the year ended December 31, 2020, Operating expenses at our DMS segment increased $317.2 million, reflecting an increase in Operating costs of $177.6 million, an increase in Selling, general and administrative expenses of $72.8 million, an increase in Depreciation and amortization of $19.3 million, an increase in Integration and reorganization costs of $4.5 million, an increase in Goodwill and intangible impairments of $40.5 million, and an increase in the Loss on the sale or disposal of assets of $1.7 million.

For the year ended December 31, 2020, Operating expenses at Corporate and other an increase $60.7 million, due to an increase in Operating costs of $20.4 million, an increase in Selling, general and administrative expenses of $25.9 million, an increase in Depreciation and amortization expenses of $12.7 million, and an increase in Integration and reorganization costs of $51.7 million, partially offset by a decrease in Acquisition costs of $49.5 million.

Refer to the discussion of segment results below for further information.

Non-operating (income) expense

Interest expense: For the year ended December 31, 2020, Interest expense was $228.5 million compared to $63.7 million for 2019. The increase in interest expense was mainly due to a full year of interest expense on the Acquisition Term Loan in 2020 compared to 2019.

Loss on early extinguishment of debt: For the year ended December 31, 2020, Loss on early extinguishment of debt was $43.8 million compared to $6.1 million for 2019. The increase was mainly due to the Exchange of the Acquisition Term Loan in 2020.

Non-operating pension income: For the year ended December 31, 2020, Non-operating pension income was $72.1 million compared to $9.1 million for 2019. The increase in Non-operating pension income was primarily due to the increased expected return on plan assets held by the Gannett Retirement Plan (the "GR Plan") in excess of interest costs on benefit obligations compared to the prior year.

Unrealized loss on Convertible notes derivative: For the year ended December 31, 2020, Unrealized loss on Convertible notes derivative was $74.3 million, representing the increase in the fair value of the derivative liability as a result of the increase in the Company's stock price from the original issue date through December 31, 2020.

Gain on sale of investments: For the year ended December 31, 2020, Gain on sale of investments was $8.0 million, compared to none for 2019. The increase in the Gain on sale of investments was due to the disposal of a cost-method investment held by the DMS segment during 2020.

Other non-operating items, net: Our non-operating items, net, are driven by certain items that fall outside of our normal business operations. For the year ended December 31, 2020, Non-operating items, net, was income of $8.5 million compared to $0.4 million in for 2019.

Provision (benefit) for income taxes

The following table summarizes our Income (loss) before income taxes and income tax accounts.

	Year ended December 31,
In thousands	2020	2019
Income (loss) before income taxes	$(705,847)	$(207,184)
Provision (benefit) for income taxes	(33,450)	(85,994)
Effective tax rate	4.7%	41.5%

Our effective tax rate for the year ended December 31, 2020, was 4.7%. The rate was primarily impacted by the tax effect of non-deductible asset impairments, non-deductible officers' compensation, disallowed loss on the Convertible notes derivative and the increase in valuation allowances against non-deductible interest expense and capital losses carryforwards. Without the federal and foreign valuation allowance activity, our effective tax rate would have been 18.5%, which is lower than the statutory rate primarily due to non-deductible asset impairments, nondeductible officers' compensation and disallowed loss on Convertible notes derivative. Our effective tax rate for the year ended December 31, 2019, was 41.5%. The rate was primarily impacted by the release of a valuation allowance for $46.9 million related to legacy New Media's U.S. federal deferred tax assets and federal net operating losses. If we do not have taxable income in future years, we may be required to reestablish a valuation allowance against our federal net operating loss deferred tax assets.

Net loss attributable to Gannett and diluted loss per share attributable to Gannett

For the year ended December 31, 2020, Net loss attributable to Gannett and diluted loss per share attributable to Gannett were $670.5 million and $5.09, respectively, compared to $119.8 million and $1.77 for the year ended December 31, 2019, respectively. The change reflects the various items discussed above.

Publishing segment

A summary of our Publishing segment results is presented below:

	Year ended December 31,
In thousands	2020	2019	Change	% Change
Operating revenues:
Advertising and marketing services	$1,409,500	$897,585	$511,915	57%
Circulation	1,391,983	704,811	687,172	97%
Other	278,964	190,256	88,708	47%
Total operating revenues	3,080,447	1,792,652	1,287,795	72%
Operating expenses:
Operating costs	1,842,825	1,045,807	797,018	76%
Selling, general and administrative expenses	787,770	493,360	294,410	60%
Depreciation and amortization	221,746	101,881	119,865	***
Integration and reorganization costs	60,852	23,487	37,365	***
Asset impairments	10,312	3,009	7,303	***
Goodwill and intangible impairments	352,947	100,743	252,204	***
Net (gain) loss on sale or disposal of assets	(7,541)	4,036	(11,577)	***
Total operating expenses	3,268,911	1,772,323	1,496,588	84%
Operating income (loss)	$(188,464)	$20,329	$(208,793)	***
*** Indicates an absolute value percentage change greater than 100.

Operating revenues

The following table provides the breakout of Total operating revenues by category:

	Year ended December 31,
In thousands	2020	2019	Change	% Change
Local and national print advertising	$584,929	$477,707	$107,222	22%
Classified print advertising	316,392	211,099	105,293	50%
Print advertising	901,321	688,806	212,515	31%

Digital media	341,259	125,756	215,503	***
Digital classified	57,990	30,717	27,273	89%
Digital marketing services	108,930	52,306	56,624	***
Digital advertising and marketing services	508,179	208,779	299,400	***

Advertising and marketing services	1,409,500	897,585	511,915	57%

Print circulation	1,316,695	683,529	633,166	93%
Digital-only circulation	75,288	21,282	54,006	***
Circulation	1,391,983	704,811	687,172	97%

Other	278,964	190,256	88,708	47%

Total operating revenues	$3,080,447	$1,792,652	$1,287,795	72%
*** Indicates an absolute value percentage change greater than 100.

The increase in Local and national print advertising revenues and Classified print advertising revenues was due to acquired revenues related to Legacy Gannett of $327.5 million and $174.3 million, respectively, for the year ended December 31, 2020 compared to $61.7 million and $23.1 million, respectively, for the six-week period ended December 31, 2019. Excluding the acquisition of Legacy Gannett, Local and national print advertising revenues and Classified print advertising revenues decreased $158.6 million and $45.9 million, respectively, for the year ended December 31, 2020. The decline in Print advertising was driven by secular industry trends and the negative impact of the COVID-19 pandemic on all categories. The decline in Local and national print advertising revenues was driven by lower advertising volume and a decline in advertiser inserts. Classified print advertising revenues declined due to reduced spend in legal, automotive and real estate classified advertisements.

The increase in Digital media, Digital classified and Digital marketing services revenues was due to acquired revenues related to Legacy Gannett, which were $266.0 million, $38.2 million and $75.7 million, respectively, for the year ended December 31, 2020 compared to $35.1 million, $5.7 million, and $10.4 million, respectively, for the six-week period ended December 31, 2019. Excluding the acquisition of Legacy Gannett, Digital media, Digital classified and Digital marketing services revenues decreased $15.5 million, $5.3 million and $8.6 million, respectively, for the year ended December 31, 2020 due to lower local digital media spend, a reduction in spend in automotive and employment classified advertisements and lower client counts for Digital marketing services, as well as the negative impact of the COVID-19 pandemic.

The increase in Print circulation revenues and Digital-only circulation revenues was due to acquired revenues related to Legacy Gannett of $801.8 million and $55.3 million, respectively, for the year ended December 31, 2020 compared to $102.4 million and $4.9 million, respectively, for the six-week period ended December 31, 2019. Excluding the acquisition of Legacy Gannett, for the year ended December 31, 2020, Print circulation revenues decreased $66.3 million due to declines driven by a reduction in the volume of home delivery due to subscriber declines and single copy sales, reflecting the impact of COVID-19 on businesses that buy and sell copies of our publications and Digital-only circulation revenues increased $3.6 million due to an increase in digital only subscribers. Digital-only subscribers for the total company increased 29% to approximately 1.1 million as of December 31, 2020.

The increase in Other revenues was due to acquired revenues related to Legacy Gannett which were $156.2 million for the year ended December 31, 2020 compared to $21.0 million for the six-week period ended December 31, 2019. Excluding the acquisition of Legacy Gannett, Other revenues decreased $46.5 million due to declines in the commercial print and delivery business as a result of the overall secular trends and the COVID-19 pandemic as well as the absence of revenues related to the disposition of BridgeTower Media LLC in the fourth quarter of 2020.

Operating expenses

For the year ended December 31, 2020, Operating costs increased $797.0 million. The following table provides the breakout of the increase in Operating costs:

	Year ended December 31,
In thousands	2020	2019	Change	% Change
Newsprint and ink	$130,912	$100,911	$30,001	30%
Distribution	406,784	185,256	221,528	***
Compensation and benefits	629,643	348,744	280,899	81%
Outside services	333,435	149,020	184,415	***
Other	342,051	261,876	80,175	31%
Total operating costs	$1,842,825	$1,045,807	$797,018	76%
*** Indicates an absolute value percentage change greater than 100.

For the year ended December 31, 2020, Newsprint and ink costs increased $30.0 million as a result of acquired newsprint and ink costs related to Legacy Gannett operations. The Company's Newsprint and ink benefited $32.7 million from declines in print circulation and print advertising volumes, lower paper prices, and page count reductions driven by efficiency initiatives in printing operations.

For the year ended December 31, 2020, Distribution costs increased $221.5 million due to higher acquired hauling and delivery costs. The Company's Distribution costs benefited $14.1 million from declines in print circulation and print advertising volumes.

For the year ended December 31, 2020, Compensation and benefits increased $280.9 million due to costs related to Legacy Gannett operations. The Company's Compensation and benefits benefited $66.3 million from cost-containment initiatives implemented in connection with the COVID-19 pandemic and ongoing integration efforts, including employee furloughs and headcount reductions.

For the year ended December 31, 2020, Outside services, which includes outside printing, professional and outside services, paid search and ad serving, feature services, and credit card fees, increased $184.4 million due to acquired costs associated with the Legacy Gannett operations. Outside services benefited $8.0 million as a result of declines in activity driven by lower revenues and cost containment initiatives, as well as a decline in third-party printing activity.

For the year ended December 31, 2020, Selling, general and administrative expenses increased by $294.4 million. The following table provides the breakout of the increase in Selling, general and administrative expenses:

	Year ended December 31,
In thousands	2020	2019	Change	% Change
Compensation and benefits	$396,017	$269,825	$126,192	47%
Outside services	45,972	35,780	10,192	28%
Other	345,781	187,755	158,026	84%
Total selling, general and administrative expenses	$787,770	$493,360	$294,410	60%

For the year ended December 31, 2020, Compensation and benefits costs increased $126.2 million due to acquired costs associated with the acquisition of Legacy Gannett. Overall, Compensation and benefits benefited $54.9 million from cost-containment initiatives implemented in connection with the COVID-19 pandemic and ongoing integration efforts, including employee furloughs and headcount reductions.

For the year ended December 31, 2020, Outside services costs, which include outside printing as well as professional and outside services, increased $10.2 million due to acquired costs. Outside services benefited $10.0 million from declines in activity and cost containment initiatives.

For the year ended December 31, 2020, Other costs increased $158.0 million due to acquired costs and benefited $14.3 million from declines in activity and cost containment initiatives.

For the year ended December 31, 2020, Depreciation and amortization expense increased $119.9 million compared to 2019, due to acquired property and intangible assets from the Legacy Gannett acquisition, an increase in accelerated depreciation of $41.7 million as a result of ongoing cost-reduction programs and an increase in the number of printing facilities closed in 2020 compared to 2019.

For the year ended December 31, 2020, Integration and reorganization costs increased $37.4 million compared to 2019 due to an increase in severance costs of $36.1 million driven by our voluntary severance program and our plan to outsource certain processes to a third party, as well as the continued consolidation of our operations as a result of the ongoing implementation of our plans to reduce costs and preserve cash flow.

For the year ended December 31, 2020, Asset impairments increased $7.3 million compared to 2019, due to an increase in the number of printing facilities closed in 2020 compared to 2019.

For the year ended December 31, 2020, Goodwill and intangible impairments increased $252.2 million compared to 2019, due to the write-off of Goodwill and Indefinite-lived intangible assets during 2020 as a result of the impact of the COVID-19 pandemic on our operations.

For the year ended December 31, 2020, the increase in the Gain on the sale or disposal of assets of $11.6 million was driven by gains related to the sale of assets in 2020, including BridgeTower Media, LLC, compared to losses incurred in 2019 related to various asset sales.

Publishing segment Adjusted EBITDA

	Year ended December 31,
In thousands	2020	2019	Change	% Change
Net income (loss) attributable to Gannett	$(108,606)	$22,523	$(131,129)	***
Interest expense	142	123	19	15%
Non-operating pension income	(71,858)	(2,486)	(69,372)	***
Gain on sale of investments	(195)	—	(195)	***
Other non-operating (income) expense, net	(6,029)	1,517	(7,546)	***
Depreciation and amortization	221,746	101,881	119,865	***
Integration and reorganization costs	60,852	23,487	37,365	***
Asset impairments	10,312	3,009	7,303	***
Goodwill and intangible impairments	352,947	100,743	252,204	***
Net (gain) loss on sale or disposal of assets	(7,541)	4,036	(11,577)	***
Other items	7,425	14,083	(6,658)	(47%)
Adjusted EBITDA (non-GAAP basis)	$459,195	$268,916	$190,279	71%
*** Indicates an absolute value percentage change greater than 100.

For the year ended December 31, 2020, Adjusted EBITDA for our Publishing segment increased 71% compared to 2019 primarily attributable to acquired Adjusted EBITDA for Legacy Gannett and ongoing operating efficiencies, offset by lower demand beginning near the end of the first quarter of 2020, which was impacted by the ongoing economic effects of COVID-19.

Digital Marketing Solutions segment

A summary of our Digital Marketing Solutions segment results is presented below:

	Year ended December 31,
In thousands	2020	2019	Change	% Change
Operating revenues:
Advertising and marketing services	$411,940	$131,003	$280,937	***
Other	16,665	18,239	(1,574)	(9%)
Total operating revenues	428,605	149,242	279,363	***
Operating expenses:
Operating costs	276,859	99,272	177,587	***
Selling, general and administrative expenses	128,834	56,058	72,776	***
Depreciation and amortization	25,878	6,534	19,344	***
Integration and reorganization costs	6,663	2,202	4,461	***
Acquisition costs	—	(38)	38	(100%)
Asset impairments	717	—	717	***
Goodwill and intangible impairments	40,499	—	40,499	***
Net (gain) loss on sale or disposal of assets	1,727	(5)	1,732	***
Total operating expenses	481,177	164,023	317,154	***
Operating loss	$(52,572)	$(14,781)	$(37,791)	***
*** Indicates an absolute value percentage change greater than 100.

Operating revenues

For the year ended December 31, 2020, Advertising and marketing services revenues increased $280.9 million. The increase was due to acquired revenues related to Legacy Gannett of $358.2 million for the year ended December 31, 2020, compared to $42.6 million for the six-week period ended December 31, 2019. Excluding the acquisition of Legacy Gannett, Advertising and marketing services revenues decreased $34.7 million for the year ended December 31, 2020, primarily due to lower digital advertising across our small and medium-sized business marketing customers driven by the negative impact of the COVID-19 pandemic.

Operating expenses

For the year ended December 31, 2020, Operating costs increased $177.6 million. The following table provides the breakout of the increase in Operating costs:

	Year ended December 31,
In thousands	2020	2019	Change	% Change
Compensation and benefits	$44,441	$27,162	$17,279	64%
Outside services	216,847	66,753	150,094	***
Other	15,571	5,357	10,214	***
Total operating costs	$276,859	$99,272	$177,587	***
*** Indicates an absolute value percentage change greater than 100.

For the year ended December 31, 2020, Compensation and benefits increased $17.3 million due to acquired costs associated with the acquisition of Legacy Gannett. Our Compensation and benefits benefited $8.0 million from cost-containment initiatives implemented in connection with the COVID-19 pandemic and ongoing integration efforts, including employee furloughs and headcount reductions.

For the year ended December 31, 2020, Outside services, which includes professional and outside services, paid search and ad serving and feature services, increased $150.1 million due to acquired costs associated with the Legacy Gannett operations. Outside services benefited $13.0 million as a result of declines in activity driven by lower revenues and cost containment initiatives.

For the year ended December 31, 2020, Selling, general and administrative expenses increased $72.8 million. The following table provides the breakout of the increase in Selling, general and administrative expenses:

	Year ended December 31,
In thousands	2020	2019	Change	% Change
Compensation and benefits	$113,314	$42,880	$70,434	***
Outside services	11,629	5,929	5,700	96%
Other	3,891	7,249	(3,358)	(46%)
Total selling, general and administrative expenses	$128,834	$56,058	$72,776	***
*** Indicates an absolute value percentage change greater than 100.

For the year ended December 31, 2020, Compensation and benefits costs increased $70.4 million due to acquired costs associated with the acquisition of Legacy Gannett. Our Compensation and benefits benefited $11.2 million from cost-containment initiatives implemented in connection with the COVID-19 pandemic and ongoing integration efforts, including employee furloughs and headcount reductions.

For the year ended December 31, 2020, Outside services increased $5.7 million due to acquired costs associated with the acquisition of Legacy Gannett.

For the year ended December 31, 2020, Depreciation and amortization expense increased $19.3 million compared to 2019, due to acquired property and intangible assets from the Legacy Gannett acquisition and an increase in amortization expense from software development costs capitalized during 2020 for new product development initiatives.

For the year ended December 31, 2020, Integration and reorganization costs increased $4.5 million compared to 2019 due to higher severance costs of $4.4 million driven by the continued consolidation of our operations as a result of the ongoing implementation of our plans to reduce costs and preserve cash flow.

For the year ended December 31, 2020, Goodwill and intangible asset impairments increased $40.5 million compared to 2019 due to the write-off of Goodwill and Indefinite-lived intangible assets during 2020 as a result of the impact of the COVID-19 pandemic on our operations.

For the year ended December 31, 2020, the increase in the Loss on the sale or disposal of assets of $1.7 million was driven by the sale of a business during the fourth quarter of 2020 compared to no significant sales or disposals of assets during 2019.

Digital Marketing Solutions segment Adjusted EBITDA

	Year ended December 31,
In thousands	2020	2019	Change	% Change
Net income (loss) attributable to Gannett	$(42,494)	$(14,006)	$(28,488)	***
Gain on sale of investments	(7,800)	—	(7,800)	***
Other non-operating (income) expense, net	(2,278)	(775)	(1,503)	***
Depreciation and amortization	25,878	6,534	19,344	***
Integration and reorganization costs	6,663	2,202	4,461	***
Acquisition costs	—	(38)	38	(100%)
Asset impairments	717	—	717	***
Goodwill and intangible impairments	40,499	—	40,499	***
Net (gain) loss on sale or disposal of assets	1,727	(5)	1,732	***
Other items	1,449	2,809	(1,360)	(48%)
Adjusted EBITDA (non-GAAP basis)	$24,361	$(3,279)	$27,640	***
*** Indicates an absolute value percentage change greater than 100.

Adjusted EBITDA for our DMS segment was $24.4 million for the year ended December 31, 2020, compared to negative $3.3 million in 2019, primarily due to additional Adjusted EBITDA from Legacy Gannett and ongoing operating efficiencies, offset by lower demand beginning near the end of the first quarter of 2020, which was impacted by the ongoing economic effects of COVID-19.

Corporate and other category

For the year ended December 31, 2020, Corporate and other operating revenues were $11.0 million compared to $4.6 million in 2019. The increase was due to acquired revenues related to Legacy Gannett of $7.1 million for the year ended December 31, 2020, compared to $0.9 million for the six-week period ended December 31, 2019. Excluding the acquisition of Legacy Gannet, operating revenues increased slightly, driven by an increase in sales of newsprint to third parties.

For the year ended December 31, 2020, Corporate and other Operating expenses were $217.8 million, an increase of $60.7 million compared to 2019, due to an increase in Operating costs of $20.4 million, an increase in Selling, general and administrative expenses of $25.9 million and an increase in Depreciation and amortization expense of $12.7 million driven by acquired costs associated with the acquisition of Legacy Gannett. In addition, Integration and reorganization costs increased $51.7 million due to the continued consolidation of our operations resulting from the ongoing implementation of our plans to reduce costs and preserve cash flow, including a $30.4 million expense in the fourth quarter related to the early termination of the Amended Management Agreement with the Manager, partially offset by a decrease in Acquisition costs of $49.5 million due to lower costs associated with the acquisition of Legacy Gannett in 2020 compared to 2019.

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

Details of our cash flows are included in the table below:

	Year Ended
In thousands	December 31, 2020	December 31, 2019
Net cash provided by operating activities	$57,770	$25,535
Net cash provided by (used for) investing activities	160,136	(785,060)
Net cash provided by (used for) financing activities	(201,342)	898,913
Effect of currency exchange rate change	1,498	(3,494)
Net increase in cash	$18,062	$135,894

Cash flows provided by operating activities: Our largest source of cash provided by our operations is advertising revenues primarily generated from local and national advertising and marketing services revenues (retail, classified, and online). Additionally, we generate cash through circulation subscribers, commercial printing and delivery services to third parties, and events. Our primary uses of cash from our operating activities include compensation, newsprint, delivery, and outside services.

 Net cash provided by operating activities was $57.8 million for the year ended December 31, 2020, compared to $25.5 million for 2019. This increase in net cash provided by operating activities was primarily due to a decrease in pension and postretirement payments of $44.2 million and an increase in tax refunds of $5.2 million, offset by an increase in interest paid of $177.9 million and an increase in severance payments of $73.1 million. The remainder of the change is due to the acquisition of Legacy Gannett, as well as overall timing of receipts and payments.

Cash flows provided by (used for) investing activities: Net cash provided by investing activities was $160.1 million for the year ended December 31, 2020 compared to $785.1 million used for investing activities for 2019. This increase was primarily due to a year-over-year decrease of $796.5 million in cash used to fund acquisitions and an increase of $168.9 million in funds received from the sale of businesses and other assets, partially offset by a year over year decrease of $23.0 million for capital expenditures.

Cash flows provided by (used for) financing activities: Net cash used for financing activities was $201.3 million for the year ended December 31, 2020, compared to $898.9 million provided by financing activities for 2019. This decrease was primarily due to decreased borrowings under term loans of $1.792 billion and an increase in repayments for term loans of $200.0 million. Cash used for term loans was partially offset by proceeds from the 2027 Notes of $497.1 million as well as a decrease in the repayments of the convertible debt of $198.0 million. In addition, payments of debt issuance costs decreased $118.9 million and the payment of dividends decreased $91.9 million as there were no dividend payments in 2020.

Debt

Senior Secured Convertible Notes due 2027

On November 17, 2020, the Company entered into the Exchange Agreement with the Exchanging Lenders under the Acquisition Term Loan pursuant to which the Company and the Exchanging Lenders agreed to exchange $497.1 million in aggregate principal amount of the Company’s newly issued 2027 Notes for the retirement of an equal amount of term loans under the Acquisition Term Loan (the "Exchange"). Following the Exchange, the outstanding balance under the Acquisition Term Loan was $1.019 billion (the "Remaining Term Loan") as of December 31, 2020. The 2027 Notes were issued pursuant to an Indenture (the "Indenture") dated as of November 17, 2020, between the Company and U.S. Bank National Association, as trustee. The Indenture, as supplemented by the Second Supplemental Indenture, includes affirmative and negative covenants that are substantially consistent with the 5-Year Term Loan, as well as customary events of default.

In connection with the Exchange, the Company entered into an Investor Agreement (the "Investor Agreement") with the holders of the 2027 Notes (the "Holders") establishing certain terms and conditions concerning the rights and restrictions on the Holders with respect to the Holders' ownership of the 2027 Notes. The Company also entered into an amendment to the Registration Rights Agreement dated November 19, 2019, between the Company and FIG LLC. In addition, the Remaining Term Loan was amended as described below (the "Amendment").

Interest on the 2027 Notes is payable semi-annually in arrears. The 2027 Notes mature on December 1, 2027, unless earlier repurchased or converted. The 2027 Notes may be converted at any time by the holders into cash, shares of the Company’s Common Stock or any combination of cash and Common Stock, at the Company's election. The initial conversion rate is 200 shares of Common Stock per $1,000 principal amount of the 2027 Notes, which is equal to a conversion price of $5.00 per share of Common Stock (the "Conversion Price").

The conversion rate is subject to customary adjustment provisions as provided in the Indenture. In addition, the conversion rate will be subject to adjustment in the event of any issuance or sale of Common Stock (or securities convertible into Common Stock) at a price equal to or less than the Conversion Price in order to ensure that following such issuance or sale, the 2027 Notes would be convertible into approximately 42% of the Common Stock after giving effect to such issuance or sale (assuming the initial principal amount of the 2027 Notes remains outstanding).

Upon the occurrence of a "Make-Whole Fundamental Change" (as defined in the Indenture), the Company will in certain circumstances increase the conversion rate for a specified period of time. If a "Fundamental Change" (as defined in the Indenture) occurs, the Company will be required to offer to repurchase the 2027 Notes at a repurchase price of 110% of the principal amount thereof.

Holders of the 2027 Notes will have the right to put up to approximately $100 million of the 2027 Notes at par on or after the date that is 91 days after the maturity date of the 5-Year Term Loan.

Under the Indenture, the Company can only pay cash dividends up to an agreed-upon amount, provided the ratio of consolidated debt to EBITDA (as such terms are defined in the Indenture) does not exceed a specified ratio. In addition, the Indenture provides that, at any time that the Company’s Total Gross Leverage Ratio (as defined in the Indenture) exceeds 1.5 and the Company approves the declaration of a dividend, the Company must offer to purchase a principal amount of 2027 Notes equal to the proposed amount of the dividend.

Until the four-year anniversary of the issuance date, the Company will have the right to redeem for cash up to approximately $99.4 million of the 2027 Notes at a redemption price of 130% of the principal amount thereof, with such amount reduced ratably by any principal amount of 2027 Notes that has been converted by the holders or redeemed or purchased by the Company.

The 2027 Notes are guaranteed by Gannett Holdings LLC and any subsidiaries of the Company (collectively, the "Guarantors") that guarantee the 5-Year Term Loan. The Notes are secured by the same collateral securing the 5-Year Term Loan. The 2027 Notes rank as senior secured debt of the Company and are secured by a second priority lien on the same collateral package securing the indebtedness incurred in connection with the 5-Year Term Loan.

For the year ended December 31, 2020, no shares were issued upon conversion, exercise, or satisfaction of the required conditions. Refer to additional discussion regarding fair value of the 2027 Notes, including debt and embedded derivative components in Note 8 — Debt and refer to Note 12 — Supplemental equity information for details on the convertible debt's impact to diluted earnings per share under the if-converted method.

Permitted Financing Under the 2027 Notes

The Company may refinance the Remaining Term Loan with new first lien debt, as long as the new first lien debt satisfies the requirements of a Permitted Refinancing. New first lien debt will constitute a "Permitted Refinancing" so long as, among other things, (i) the principal amount of the new debt does not exceed the balance of the Remaining Term Loan (plus interest and fees), (ii) the all-in-yield of the new debt does not exceed 9.5% per annum and (iii) the other terms of the new debt are no less favorable to the Company.

Refer to "Term Loan Refinancing" below and Note 16 — Subsequent events for discussion of the refinancing of the Remaining Term Loan on February 9, 2021, as permitted by the Indenture. Holders of the 2027 Notes had the option to require the Company to repurchase their 2027 Notes at a price equal to 101.5% of par, which amount would increase by 1.5% on each three-month anniversary of the issuance date of the 2027 Notes. The Indenture permits the Company to raise additional first lien or second lien debt to finance any such repurchases, subject to certain conditions set forth therein. No holders of the 2027 Notes exercised their option to require the Company to repurchase their 2027 Notes in connection with the refinancing of the Remaining Term Loan.

Acquisition Term Loan

On November 19, 2019, pursuant to the acquisition of Legacy Gannett, the Company entered into the Acquisition Term Loan, which matures on November 19, 2024. Origination fees totaled 6.5% of the total principal amount of the financing at closing.

In connection with the Exchange, the Company, the Guarantors, Alter Domus Products Corp., as administrative agent and collateral agent, and the lenders under the Acquisition Term Loan executed the Amendment which, among other things, (i) requires quarterly amortization payments in an amount equal to the interest rate savings resulting from the Exchange for the applicable quarter, (ii) increases the threshold under the requirement for prepayment of the Acquisition Term Loan with unrestricted cash and cash equivalents in excess of $40 million from $40 million to $70 million for the 2020 fiscal year and (iii) replaces Apollo's right to appoint directors to the Board in the event the gross leverage ratio exceeds certain thresholds with the right to increase the size of the Board of Directors and to nominate directors for election to the Board in the event the gross leverage ratio exceeds such thresholds. As of December 31, 2020, the total gross leverage ratio exceeded certain thresholds, whereby Apollo had the right to nominate one voting director. As of December 31, 2020, the Company is in compliance with all of the covenants and obligations under the Acquisition Term Loan. Upon the occurrence and during the continuance of an Event of Default (as defined in the Acquisition Term Loan), the interest rate increases by 2.0%. The proceeds from the 5-Year Term Loan were used to repay the Acquisition Term Loan (the "Payoff"), and we are no longer subject to the terms of the Acquisition Term Loan.

In connection with the Acquisition Term Loan, the Company incurred approximately $4.9 million of fees and expenses and $116.6 million of lender fees which were capitalized and will be amortized over the term of the Acquisition Term Loan using the effective interest method.

The Company used the proceeds of the Acquisition Term Loan to (i) partially fund the acquisition of Legacy Gannett, (ii) repay, prepay, repurchase, redeem, or otherwise discharge in full each of the existing financing facilities (as defined in the agreement and discussed in part below), and (iii) pay fees and expenses incurred to obtain the Acquisition Term Loan. The Company is permitted to prepay the principal of the Acquisition Term Loan, in whole or in part, at par plus accrued and unpaid interest, without any prepayment premium or penalty. The Acquisition Term Loan is guaranteed by the material wholly-owned subsidiaries of the Company, and all obligations of the Company and its subsidiary guarantors are or will be secured by first priority liens on certain material real property, equity interests, land, buildings, and fixtures. The Acquisition Term Loan contains customary representations and warranties, affirmative covenants, and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, fundamental changes, dispositions, dividends and other distributions, capital expenditures, and events of default.

During the year ended December 31, 2020, the Company recorded $194.0 million in interest expense, $24.0 million in amortization of deferred financing costs, and $43.8 million for the loss on early extinguishment of debt. During the year ended December 31, 2020, the Company paid interest of $217.5 million.

Senior Convertible Notes due 2024

On April 9, 2018, Legacy Gannett completed an offering of 4.75% convertible senior notes (the "2024 Notes"), with an initial offering size of $175.0 million aggregate principal amount. As part of the offering, the initial purchaser of the 2024 Notes exercised its option to purchase an additional $26.3 million aggregate principal amount of notes, resulting in total aggregate principal of $201.3 million and net proceeds of approximately $195.3 million. Interest on the 2024 Notes is payable semi-annually in arrears. The 2024 Notes mature on April 15, 2024, with the earliest redemption date being April 15, 2022. The stated conversion rate of the notes is 82.4572 shares per $1,000 in principal or approximately $12.13 per share.

Upon conversion, we have the option to settle in cash, shares of our common stock, or a combination of the two. Additionally, holders may convert the 2024 Notes at their option prior to January 15, 2024, only if one or more of the following conditions are present: (i) if, during any 20 of the 30 trading days immediately preceding a quarter end, our common stock trading price is 130% of the stated conversion price, (ii) if, during the 5 business day period after any 10 consecutive trading day period, the trading price per $1,000 principal amount of notes is less than 98% of the product of (a) the last reported sale price of the Company's common stock and (b) the conversion rate on each such trading day, or (iii) a qualified change in control event occurs. Depending on the nature of the triggering event, the conversion rate may also be subject to adjustment.

The Company's acquisition of Legacy Gannett constituted a Fundamental Change and Make-Whole Fundamental Change under the terms of the indenture governing the 2024 Notes. At the acquisition date, the Company delivered to the holders of the 2024 Notes a notice offering the right to surrender all or a portion of their notes for cash on December 31, 2019. Holders were required to surrender their notes by December 30, 2019, and in return, the Company redeemed the 2024 Notes for either (i) cash at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest from October 15, 2019, to December 29, 2019, or (ii) converted equity plus cash at the stated conversion rate of 82.4572 shares per $1,000 in principal, comprised of 0.5427 shares of Parent common stock, plus $6.25 of cash. On December 31, 2019, the Company completed the redemption of $198.0 million in aggregate principal in exchange for cash.

As of December 31, 2020 and 2019, the $3.3 million principal value of the 2024 Notes is reported as Convertible debt in the Consolidated balance sheets. The effective interest rate on the notes was 6.05% as of December 31, 2020. During the year ended December 31, 2020, the Company recorded $0.2 million in interest expense, of which $0.1 million is cash interest paid on aforementioned redemption.

Term Loan Refinancing

On February 9, 2021, the Company entered into the 5-Year Term Loan, a five-year, senior secured term loan facility with Citibank N.A. in an aggregate principal amount of $1.045 billion. The 5-Year Term Loan matures on February 9, 2026 and, at the Company's option, bears interest at the rate of the London Interbank Offered Rate plus a margin equal to 7.00% per annum or an alternate base rate plus a margin equal to 6.00% per annum. Accordingly, we are required to dedicate a substantial portion of cash flow from operations to fund interest payments.

The proceeds from the 5-Year Term Loan were used for the Payoff, and to pay fees and expenses incurred to obtain the 5-Year Term Loan and consummate the Payoff.

The 5-Year Term Loan will amortize quarterly at a rate of 10% per annum (or, if the ratio of Total Indebtedness secured on an equal priority basis with the 5-Year Term Loan (net of Unrestricted Cash) to Consolidated EBITDA (as such terms are defined in the 5-Year Term Loan) is equal to or less than a specified ratio, 5% per annum) payable in equal quarterly installments (the "Quarterly Amortization Installment"), beginning September 30, 2021. In addition, we will be required to repay the 5-Year Term Loan from time to time with (i) the proceeds of non-ordinary course asset sales and casualty and condemnation events, (ii) the proceeds of indebtedness that is not otherwise permitted under the 5-Year Term Loan and (iii) the aggregate amount of cash and cash equivalents on hand in excess of $100 million at the end of each fiscal year. The 5-Year Term Loan is subject to a requirement to have minimum unrestricted cash of $30 million as of the last day of each fiscal quarter.

Following this transaction, total debt outstanding will be $1.545 billion, which will include the $1.045 billion 5-Year Term Loan, $497.1 million 2027 Notes, and $3.3 million 2024 Notes.

Additional information

At-the-Market Offering

On August 6, 2020, we filed a shelf registration statement for an at-the-market ("ATM") offering, which is a type of follow-on offering of stock utilized by publicly traded companies in order to raise capital over time. Under the offering, we may offer and sell shares of Common Stock having an aggregate offering price of up to $50 million from time to time. We currently intend to use the net proceeds from sales of shares under the ATM program for general corporate purposes, including repayment of indebtedness. The timing of any sales will depend on a variety of factors, including the underlying price of our Common Stock and capital needs. We do not expect to utilize the shelf registration statement until such time that our stock rebounds to a level that management believes more fully reflects the Company’s underlying value. However, we believe that the shelf registration statement provides us with additional financing flexibility to efficiently access the capital markets when desired.

Other information

We continue to evaluate the impacts of the COVID-19 pandemic on our results of operations and cash flows. As part of these measures, we have taken steps to manage cash outflow by rationalizing expenses and implementing various cost-containment initiatives. These initiatives include, but are not limited to, strategic reductions in force, furloughs, and the cancellation of certain non-essential expenditures. We continue to evaluate opportunities to manage the amount and timing of significant expenditures associated with vendors, creditors, and pension regulators.

In connection with these measures, we previously announced that the Board of Directors had determined it is in the best interest of the Company to preserve liquidity by suspending the quarterly dividend. We presently have no intention to reinstate the dividend, and there can be no assurance if or when we will resume paying dividends on a regular basis. In addition, the terms of our indebtedness, including our credit facility, the 5-Year Term Loan, and the Indenture for the 2027 Notes have terms that restrict our ability to pay dividends.

The CARES Act, enacted March 27, 2020, provides various forms of relief to companies impacted by the COVID-19 pandemic. As part of the relief available under the Act, we deferred remittance of our 2020 Federal Insurance Contributions Act taxes as allowed by the legislation. The Company was able to defer $41.6 million of the employer portion of FICA taxes for payroll paid between from March 27, 2020 and December 31, 2020. The Company will have until December 31, 2021, to pay 50% of the FICA deferral with the remaining 50% to be remitted on or before December 31, 2022.

For the Gannett Retirement Plan in the U.S., we have deferred our contractual contribution and negotiated a contribution payment plan of $5 million per quarter starting December 31, 2020, through the end of September 30, 2022. Additionally, $11 million in minimum required contributions for the 2019 plan year, as required by the Employee Retirement Income Security Act of 1974 ("ERISA"), were deferred until January 4, 2021, and have been paid.

We expect our capital expenditures during the year ended December 31, 2021, to total approximately $50.0 million. These capital expenditures are anticipated to be primarily comprised of projects related to digital product development, maintenance of our print and technology systems, and system upgrades.

Our leverage may adversely affect our business and financial performance and restricts our operating flexibility. The level of our indebtedness and our ongoing cash flow requirements may expose us to a risk that a substantial decrease in operating cash flows due to, among other things, continued or additional adverse economic developments or adverse developments in our business, could make it difficult for us to meet the financial and operating covenants contained in our term loan. In addition, our leverage may limit cash flow available for general corporate purposes such as capital expenditures and our flexibility to react to competitive, technological, and other changes in our industry and economic conditions generally.

Although we currently forecast sufficient liquidity, the ultimate impact of the COVID-19 pandemic remains uncertain and could have a material negative impact on the Company's liquidity and its ability to meet its ongoing obligations, including its obligations under the 5-Year Term Loan. As the implications of the COVID-19 pandemic continue to evolve, we will continue to closely monitor and explore additional opportunities to appropriately manage liquidity.

Contractual obligations and commitments

The following table reflects a summary of our contractual cash obligations, including estimated interest payments, where applicable, as of December 31, 2020:

In thousands	Payments Due by Period
	Total	2021	2022-2023	2024-2025	Thereafter
Debt and interest obligations(a)	$2,145,859	$272,856	$329,323	$1,046,586	$497,094
Operating lease obligations(b)	520,460	77,351	138,187	103,707	201,215
Purchase obligations(c)	548,005	224,762	213,490	109,553	200
Pension and other postretirement benefits(d)	79,593	64,593	15,000	—	—
Other noncurrent liabilities(e)	21,665	5,677	7,969	5,026	2,993
Total	$3,315,582	$645,239	$703,969	$1,264,872	$701,502
(a)    Amounts represent future debt and interest obligations related to the Acquisition Term Loan, the 2027 Notes and the 2024 Notes as of December 31, 2020. See Note 8 — Debt to the Consolidated financial statements for further information..
(b)    See Note 3 — Leases to the Consolidated financial statements.
(c)    Purchase obligations include printing contracts, licenses and IT support agreements, professional services, interactive marketing agreements, and other legally binding commitments. Amounts for which we are liable under purchase orders outstanding at December 31, 2020 are reflected in the Consolidated balance sheets as accounts payable and accrued liabilities and are excluded from the table above.
(d)    Consists of amounts we are contractually obligated to contribute to the Company's pension and postretirement benefit plans. Contributions beyond 2022 are excluded due to uncertainties regarding significant assumptions involved in estimating these contributions, such as interest rate levels as well as the amount and timing of invested asset returns. This total does not include additional contributions which may be required to meet IRS minimum funding standards as these contributions are subject to uncertainties regarding significant assumptions involved in their estimation such as interest rate levels as well as the amount and timing of invested asset returns.
(e)    Other noncurrent liabilities primarily include IT leases at Newsquest, a subsidiary in the U.K.. Under international reporting standards, IT leases are considered leases, however they do not meet the definition of a lease or purchase obligation under U.S. GAAP.

Due to uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at December 31, 2020, we are unable to make reasonably reliable estimates of the period of cash settlement. Therefore, $40.9 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 11 — Income taxes to the consolidated financial statements for a further discussion of income taxes.

Off-balance sheet arrangements

As of December 31, 2020, we had no material off-balance sheet arrangements as defined in the rules of the SEC.

NON-GAAP FINANCIAL MEASURES

A non-GAAP financial measure is generally defined as one that purports to measure historical or future financial performance, financial position, or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measure. We define and use Adjusted EBITDA, a non-GAAP financial measure, as set forth below.

Adjusted EBITDA

We define Adjusted EBITDA as Net income (loss) attributable to Gannett before:

•Income tax expense (benefit);
•Interest expense;
•Gains or losses on early extinguishment of debt;
•Non-operating pension income (expense);
•Unrealized (gain) loss on Convertible notes derivative;
•Other Non-operating items, primarily equity income;
•Depreciation and amortization;
•Integration and reorganization costs;
•Asset impairments;
•Goodwill and intangible impairments;
•Gains or losses on the sale or disposal of assets;
•Share-based compensation expense;
•Acquisition costs;
•Gains or losses on the sale of investments; and

•Certain other non-recurring charges.

Management’s Use of Adjusted EBITDA

Adjusted EBITDA is not a measurement of financial performance under GAAP and should not be considered in isolation or as an alternative to income from operations, net income (loss), or any other measure of performance or liquidity derived in accordance with GAAP. We believe this non-GAAP financial measure, as we have defined it, is helpful in identifying trends in our day-to-day performance because the items excluded have little or no significance on our day-to-day operations. This measure provides an assessment of controllable expenses and affords management the ability to make decisions which are expected to facilitate meeting current financial goals as well as to achieve optimal financial performance.

Adjusted EBITDA provides us with a measure of financial performance, independent of items that are beyond the control of management in the short-term, such as depreciation and amortization, taxation, non-cash impairments, and interest expense associated with our capital structure. This metric measures our financial performance based on operational factors that management can impact in the short-term, namely the cost structure or expenses of the organization. Adjusted EBITDA is one of the metrics we use to review the financial performance of our business on a monthly basis.

We use Adjusted EBITDA as a measure of our day-to-day operating performance, which is evidenced by the publishing and delivery of news and other media and excludes certain expenses that may not be indicative of our day-to-day business operating results.

Limitations of Adjusted EBITDA

Adjusted EBITDA has limitations as an analytical tool. It should not be viewed in isolation or as a substitute for GAAP measures of earnings or cash flows. Material limitations in making the adjustments to our earnings to calculate Adjusted EBITDA and using this non-GAAP financial measure as compared to GAAP net income (loss) include: the cash portion of interest/financing expense, income tax (benefit) provision, and charges related to asset impairments, which may significantly affect our financial results.

A reader of our financial statements may find this item important in evaluating our performance, results of operations, and financial position. We use non-GAAP financial measures to supplement our GAAP results in order to provide a more complete understanding of the factors and trends affecting our business.

Adjusted EBITDA is not an alternative to net income as calculated and presented in accordance with GAAP. Readers of our financial statements should not rely on Adjusted EBITDA as a substitute for any such GAAP financial measure. We strongly urge readers of our financial statements to review the reconciliation of Net income (loss) attributable to Gannett to Adjusted EBITDA along with our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We also strongly urge readers of our financial statements to not rely on any single financial measure to evaluate our business. In addition, because Adjusted EBITDA is not a measure of financial performance under GAAP and is susceptible to varying calculations, the Adjusted EBITDA measure as presented in this report may differ from and may not be comparable to similarly titled measures used by other companies.

The table below shows the reconciliation of Net income (loss) attributable to Gannett to Adjusted EBITDA for the periods presented:

	Year ended December 31,
In thousands	2020	2019
Net income (loss) attributable to Gannett	$(670,479)	$(119,842)
Provision (benefit) for income taxes	(33,450)	(85,994)
Interest expense	228,513	63,660
Loss on early extinguishment of debt	43,760	6,058
Non-operating pension income	(72,149)	(9,085)
Unrealized loss on Convertible notes derivative	74,329	—
Gain on sale of investments	(7,995)	—
Other non-operating (income) expense, net	(8,499)	(426)
Depreciation and amortization	263,819	111,882
Integration and reorganization costs	145,731	52,212
Acquisition costs	11,152	60,618
Asset impairments	11,029	3,009
Goodwill and intangible impairments	393,446	100,743
Net (gain) loss on sale or disposal of assets	(5,680)	4,723
Share-based compensation expense	26,350	11,324
Other items	14,018	24,989
Adjusted EBITDA (non-GAAP basis)	$413,895	$223,871

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make decisions based on estimates, assumptions, and factors it considers relevant to the circumstances. Such decisions include the selection of applicable principles and the use of judgment in their application, the results of which could differ from those anticipated.

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. Any excess of the purchase price over the estimated fair values of net assets acquired is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, we make significant estimates and assumptions, especially with respect to intangible assets.

Critical estimates in valuing certain identifiable assets include, but are not limited to: expected long-term revenues, future expected operating expenses, cost of capital, and appropriate discount rates. Our estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of assets acquired, including identifiable intangible assets, net of liabilities assumed. Goodwill is not amortized and is tested for impairment annually on the last day of our second quarter or between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

We perform our impairment analysis on each of our reporting units. We evaluate our reporting units annually as of the end of our second fiscal quarter, as well as when changes in our operating structure occur. The Company has the option to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company elects to perform a qualitative assessment and concludes it is more likely than not that the fair value of the reporting unit is equal to or greater than its carrying value, no further assessment of that reporting unit’s goodwill is necessary; otherwise goodwill must be tested for impairment. In the quantitative test, we are required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. Fair value of the reporting unit is defined as the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. The

Company generally determines the fair value of a reporting unit using a combination of a discounted cash flow analysis and a market-based approach. Estimates of fair value include inputs that are subjective in nature, involve uncertainties, and involve matters of significant judgment that are made at a specific point in time. Changes in key assumptions from period to period could significantly affect the estimates of fair value. Significant assumptions used in the fair value estimates include projected revenues and related growth rates over time, projected operating cash flow margins, discount rates, and future economic and market conditions. If the carrying value of the reporting unit exceeds the estimate of fair value, we calculate the impairment as the excess of the carrying value of goodwill over its implied fair value.

All three of our reporting units have goodwill balances. See Note 6 — Goodwill and intangible assets for a discussion of impairment charges taken on Goodwill in the second fiscal quarter of 2020. During the second quarter of 2020, we recognized goodwill impairment charges at all three of our reporting units. As such, the carrying value of each reporting unit was written down to fair value at that time. We have not subsequently identified any indicators of impairment that would indicate our reporting units are at risk of failing the goodwill impairment test, and therefore have not performed any additional impairment tests subsequent to the second quarter of 2020.

Intangible Assets (Indefinite-Lived and Amortizable)

Intangible assets consist of newspaper mastheads, advertiser, customer and subscriber relationships, as well as other intangibles, including trade names, and developed technology.

Newspaper mastheads (newspaper titles) are not subject to amortization as it has been determined that the useful life of such mastheads are indefinite. Newspaper mastheads are tested for impairment annually, or more frequently if events or changes in circumstances indicate the asset might be impaired. The impairment test consists of a comparison of the fair value of each group of mastheads with their carrying amount. We used a relief from royalty approach, which utilizes a discounted cash flow model to determine the fair value of newspaper mastheads. Our judgments and estimates of future operating results in determining the reporting unit fair values are consistently applied in determining the fair value of mastheads.

Intangible assets subject to amortization, primarily advertiser and subscriber relationships, are amortized over their useful lives and are tested for recoverability whenever events or changes in circumstances indicate their carrying amounts may not be recoverable. The evaluation is performed by asset group, which is the lowest level of identifiable cash flows independent of other assets. The assessment of recoverability is based on management’s estimates by comparing the sum of the estimated undiscounted cash flows generated by the underlying asset groups to its carrying value of the asset groups to determine whether an impairment existed at its lowest level of identifiable cash flows. If the carrying amount of the asset group is greater than the expected undiscounted cash flows to be generated by the asset group, an impairment is recognized to the extent the carrying value of such asset group exceeds its fair value.

See Note 6 — Goodwill and intangible assets for a discussion of impairment charges taken on Intangible assets.

Property, Plant, and Equipment

We account for long-lived assets in accordance with the provisions of ASC Topic 360, "Property, Plant and Equipment." We assess the recoverability of our long-lived assets, including property, plant and equipment, whenever events or changes in business circumstances indicate the carrying amount of the assets, or related group of assets, may not be fully recoverable. We review our property, plant, and equipment assets for potential impairment at the asset group level by comparing the carrying value of such assets with the expected undiscounted cash flows to be generated by those asset groups. In some cases the market approach is used to estimate the fair value, particularly when there is a change in the use of an asset. Significant assumptions used in the analysis include projected revenues and related growth rates over time, projected operating cash flow margins, and future economic and market conditions. The carrying value of a long-lived asset group is considered impaired when the projected undiscounted future cash flows are less than their carrying value. We measure impairment based on the amount by which the carrying value exceeds the fair value.

As part of ongoing cost-efficiency programs, the Company has ceased a number of print operations. Pursuant to these actions, certain assets and real estate to be retired have been assessed for impairment. See Note 7 — Integration and reorganization costs and asset impairments for a discussion of impairment charges taken.

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

Advertising and Marketing Services Revenues

The Company generates Print advertising revenues primarily by delivering advertising in its national publication, USA TODAY, and in its local publications including newspapers. Advertising revenues are categorized as local retail, local classified, online, and national. Print advertising revenue is recognized upon publication of the advertisement.

Digital advertising and marketing revenues are generated primarily by online marketing products provided by our DMS segment. The Company enters into agreements for products in which our clients typically pay in advance and on a monthly basis. These prepayments include all charges for the included technology and any media services, management, third-party content, and other costs and fees, all of which are accounted for as a single performance obligation. Revenue is then recognized as we purchase and deliver media on behalf of the customer and perform other marketing-related services.

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

Circulation Revenues

Circulation revenues are derived from print and digital subscriptions as well as single copy sales at retail stores, vending racks and boxes. Circulation revenues from subscribers are generally billed to customers at the beginning of the subscription period and are typically recognized over the subscription period as the performance obligations are delivered. The term of customer subscriptions normally ranges from one to twelve months. Circulation revenues from single-copy income are recognized based on the date of publication, net of provisions for related returns.

Other Revenues

The Company provides commercial printing services to third parties as a means to generate incremental revenue and utilize excess printing capacity. Customers consist primarily of other publishers that do not have their own printing presses and do not compete with other Gannett publications. The Company also prints other commercial materials, including flyers, business cards and invitations. Revenue is generally recognized upon delivery. In addition, the Company generates revenues from its events and promotions business. Revenues are generated primarily through ticket sales, endurance events and race management services. Revenue is generally recognized when the event occurs.

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

Deferred revenues

The Company records deferred revenues when cash payments are received in advance of the Company’s performance. The Company's primary source of Deferred revenues is from circulation subscriptions paid in advance of the service provided, which represents future delivery of publications performance obligation to subscription customers. The Company expects to recognize the revenue related to unsatisfied performance obligations over the next one to twelve months in accordance with the terms of the subscriptions.

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

Income Taxes

We are subject to income taxes in the U.S. and various foreign jurisdictions in which we operate and record our tax provision for the anticipated tax consequences in our reported results of operations. Tax laws are complex and subject to different interpretations by the taxpayer and respective government taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties in the application of tax laws and regulations.

We account for income taxes under the provisions of ASC Topic 740, "Income Taxes" ("ASC 740"). Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to affect taxable income. The assessment of the realizability of deferred tax assets involves a high degree of judgment and complexity. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are expected to be realized. When we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would be made and reflected either in income or as an adjustment to goodwill. This determination will be made by considering various factors, including our expected future results, that in our judgment will make it more likely than not that these deferred tax assets will be realized.

Our actual effective tax rate and income tax expense could vary from estimated amounts due to the future impacts of various items, including changes in income tax laws, tax planning and our forecasted financial condition, and results of operations in future periods. Although we believe current estimates are reasonable, actual results could differ from these estimates.

FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109" and now codified as ASC 740. ASC 740 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. Under ASC 740, the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Pension and Postretirement Liabilities

ASC Topic 715, "Compensation—Retirement Benefits," requires recognition of an asset or liability in the consolidated balance sheet reflecting the funded status of pension and other postretirement benefit plans, such as retiree health and life, with current-year changes in the funded status recognized in the statement of stockholders’ equity.

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

Our pension plans have assets valued at $3.2 billion as of December 31, 2020 and the plans' benefit obligation is $3.2 billion, resulting in the plans being 102% funded.

For 2020, the assumption used for the funded status discount rate was 2.60% for our principal retirement plan obligations. As an indication of the sensitivity of pension liabilities to the discount rate assumption, a 50 basis point reduction in the discount rate at the end of 2020 would have increased plan obligations by approximately $95.0 million. A 50 basis point change in the discount rate used to calculate 2020 expense would have changed total pension plan expense for 2020 by approximately $6.2 million. To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets, input from the actuaries and investment consultants, and long-term inflation assumptions. We used an assumption of 6.8% for our expected return on pension plan assets for 2020. If we were to reduce our expected rate of return assumption by 50 basis points, the expense for 2020 would have increased by approximately $8.1 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are exposed to market risk from changes in interest rates, commodity prices, and foreign currency exchange rates. Changes in these factors could cause fluctuations in earnings and cash flow. In the normal course of business, exposure to certain of these market risks is managed as described below.

Interest Rates

As of December 31, 2020, our aggregate debt was entirely fixed rate and totaled $1.6 billion. There were no interest rate swaps in place during this period. Subsequent to December 31, 2020, we entered into the 5-Year Term Loan that has a variable rate based on the London Interbank Offered Rate plus a margin equal to 7.00% per annum or an alternate base rate plus a margin equal to 6.00% per annum. See NOTE 8 — Debt to our Consolidated financial statements for further discussion of our debt.

Commodity Prices

Certain operating expenses of ours are sensitive to commodity price fluctuations. Our primary commodity price exposures are newsprint and, to a lesser extent, ink, which in the aggregate represented approximately 3% and 5% of our total operating expenses for the years ended December 31, 2020 and 2019, respectively.

A $10 per metric ton increase in newsprint price would result in a corresponding annualized increase in our loss before income taxes of $2.0 million based on newsprint usage for the year ended December 31, 2020, of approximately 195,030 metric tons.

Foreign Currency

We are exposed to foreign exchange rate risk due to our publishing operations in the U.K., for which the British pound sterling is the functional currency. We are also exposed to foreign exchange rate risk due to our Digital Marketing Solutions segment which has operating activities denominated in currencies other than the U.S. dollar, including the Australian dollar, Canadian dollar, Indian rupee and New Zealand dollar.

Translation gains or losses affecting the Consolidated statements of operations and comprehensive income (loss) have not been significant in the past.

Cumulative foreign currency translation adjustments reported as part of equity totaled $9.7 million and $7.3 million at December 31, 2020 and 2019, respectively.

Newsquest's assets and liabilities were translated from British pounds sterling to U.S. dollars at the December 31, 2020 exchange rate of 1.36. Newsquest's financial results were translated at an average rate of 1.28 for the year ended December 31, 2020.

If the price of the British pound sterling against the U.S. dollar had been 10% more or less than the actual price, operating loss would have decreased or increased approximately $10.6 million for the year ended December 31, 2020. A 10% fluctuation in each of ReachLocal's currencies relative to the U.S. dollar would have had an immaterial impact on operating income for the year ended December 31, 2020.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Gannett Co., Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gannett Co., Inc. (the Company) as of December 31, 2020 and December 30, 2019, the related consolidated statements of operations and comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2021 expressed an adverse opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill and Intangible Assets with Indefinite Lives Impairment Assessment
Description of the Matter	At December 31, 2020, the Company’s goodwill and intangible assets with indefinite lives, which consist of newspaper mastheads, were $534.1 million and $171.4 million, respectively. As discussed in Note 1 of the consolidated financial statements, goodwill and intangible assets with indefinite lives are tested for impairment at least annually or when events occur that indicate impairment could exist. As a result of these assessments, the Company recognized impairments of $393.4 million during the year ended December 31, 2020.

Auditing management’s impairment tests of goodwill and newspaper masthead intangible assets was complex and judgmental and required the involvement of specialists due to the estimation required in determining the fair value of the reporting units and newspaper mastheads. In particular, the estimates of the fair value of the reporting units are sensitive to significant assumptions such as the revenue growth rates, discount rates and projected EBITDA margins. The estimates of fair value of the newspaper masthead intangible assets are sensitive to significant assumptions including the royalty rates, discount rates and revenue growth rates. These assumptions are affected by expectations about future economic and industry factors.

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
Defined Benefit Pension Obligation
Description of the Matter	At December 31, 2020, the Company’s aggregate obligation for its defined benefit pension plans was $3.2 billion, with related pension assets of $3.2 billion, resulting in a net pension asset of $64.2 million as of December 31, 2020. The Company recorded a net periodic pension benefit of $71.8 million for the year-ended December 31, 2020. As described in Note 9 of the consolidated financial statements, the Company updates the estimates used to measure the defined benefit pension assets and obligations annually or upon a remeasurement event to reflect the actual return on plan assets and updated actuarial assumptions.
Auditing the defined benefit pension obligations and net periodic pension benefit was complex and required the involvement of specialists due to the judgmental nature of the actuarial assumptions such as the discount rate and expected return on plan assets used in the measurement process. These assumptions have a significant effect on the projected defined benefit pension obligation and net periodic pension benefit.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over management’s measurement and valuation of the defined benefit pension obligations and net periodic pension benefit. For example, we tested controls over management’s review of the defined benefit pension obligation calculations, the significant actuarial assumptions, and the data inputs used in the actuarial models.

To test the defined benefit pension obligation and net periodic pension benefit, our audit procedures included, among others, evaluating the methodology used, the significant actuarial assumptions described above, and the underlying data used by the Company. We compared the actuarial assumptions used by management to historical trends. We involved actuarial specialists in the evaluation of management’s methodology for determining the discount rate that reflects the maturity and duration of the benefit payments and is used to measure the defined benefit pension obligation. To perform this evaluation, we compared the discount rate to an independent range of discount rates developed using the projected benefit cash outlays. As part of this assessment, we compared the projected cash flows to the historical cash flows and compared the current year benefits paid to the plans’ prior year projected cash flows. We also tested the completeness and accuracy of the underlying data, including the participant data provided to the Company’s actuarial specialists. To evaluate the expected return on plan assets, we assessed whether management’s assumption is consistent with a range of returns for a portfolio of comparative investments.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2007.

Tysons, VA

February 26, 2021

GANNETT CO., INC.
CONSOLIDATED BALANCE SHEETS

In thousands, except share amounts	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$170,725	$156,042
Accounts receivable, net of allowance for doubtful accounts of $20,843 and $19,923, respectively	314,305	438,523
Inventories	35,075	55,090
Prepaid expense and other current assets	116,581	129,460
Total current assets	636,686	779,115
Property, plant and equipment, net	590,272	815,807
Operating lease assets	289,504	309,112
Goodwill	534,088	914,331
Intangible assets, net	824,650	1,012,564
Deferred tax assets	90,240	76,297
Other assets	143,474	112,876
Total assets	$3,108,914	$4,020,102

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$378,246	$453,628
Deferred revenue	186,007	218,823
Current portion of long-term debt	128,445	3,300
Other current liabilities	48,602	42,702
Total current liabilities	741,300	718,453
Long-term debt	890,323	1,636,335
Convertible debt	581,405	3,300
Deferred tax liabilities	6,855	9,052
Pension and other postretirement benefit obligations	99,765	235,906
Long-term operating lease liabilities	274,460	297,662
Other long-term liabilities	151,847	136,188
Total noncurrent liabilities	2,004,655	2,318,443
Total liabilities	2,745,955	3,036,896
Redeemable noncontrolling interests	(1,150)	1,850
Commitments and contingent liabilities (see Note 13)

Equity
Preferred stock, $0.01 par value, 300,000 shares authorized, of which 150,000 shares are designated as Series A Junior Participating Preferred Stock, none of which were outstanding at December 31, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value, 2,000,000,000 shares authorized; 139,494,741 shares issued and 138,102,993 shares outstanding at December 31, 2020; 129,386,258 shares issued and 128,991,544 shares outstanding at December 31, 2019	1,395	1,294
Treasury stock, at cost, 1,391,748 and 394,714 shares at December 31, 2020 and December 31, 2019, respectively	(4,903)	(2,876)
Additional paid-in capital	1,103,881	1,090,694
Accumulated deficit	(786,437)	(115,958)
Accumulated other comprehensive income	50,173	8,202
Total equity	364,109	981,356
Total liabilities and equity	$3,108,914	$4,020,102
The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

In thousands, except per share amounts	December 31, 2020	December 31, 2019	December 30, 2018
Advertising and marketing services	$1,710,244	$952,644	$786,577
Circulation	1,391,996	704,842	574,963
Other	303,430	210,423	164,484
Total operating revenues	3,405,670	1,867,909	1,526,024
Operating costs	2,034,272	1,079,593	865,234
Selling, general and administrative expenses	999,789	602,106	502,631
Depreciation and amortization	263,819	111,882	84,791
Integration and reorganization costs	145,731	52,212	15,011
Acquisition costs	11,152	60,618	2,651
Asset impairments	11,029	3,009	1,538
Goodwill and intangible impairments	393,446	100,743	—
Net (gain) loss on sale or disposal of assets	(5,680)	4,723	(3,971)
Total operating expenses	3,853,558	2,014,886	1,467,885
Operating income (loss)	(447,888)	(146,977)	58,139
Interest expense	228,513	63,660	36,072
Loss on early extinguishment of debt	43,760	6,058	2,886
Non-operating pension income	(72,149)	(9,085)	(1,435)
Unrealized loss on Convertible notes derivative	74,329	—	—
Gain on sale of investments	(7,995)	—	—
Other (income) expense, net	(8,499)	(426)	597
Non-operating expense	257,959	60,207	38,120
Income (loss) before income taxes	(705,847)	(207,184)	20,019
Provision (benefit) for income taxes	(33,450)	(85,994)	1,912
Net income (loss)	$(672,397)	$(121,190)	$18,107
Net loss attributable to redeemable noncontrolling interests	(1,918)	(1,348)	(89)
Net income (loss) attributable to Gannett	$(670,479)	$(119,842)	$18,196

Earnings (loss) per share attributable to Gannett - basic	$(5.09)	$(1.77)	$0.31
Earnings (loss) per share attributable to Gannett - diluted	$(5.09)	$(1.77)	$0.31
Dividends declared per share	$—	$1.52	$1.49

Other comprehensive income (loss):
Foreign currency translation adjustments	$2,466	$7,266	$—
Pension and other postretirement benefit items:
Net actuarial gain (loss)	60,471	12,534	(1,509)
Amortization of net actuarial loss (gain)	37	86	89
Change in prior service cost	(1,905)	—	—
Other	(2,108)	305	—
Total pension and other postretirement benefit items	56,495	12,925	(1,420)
Other comprehensive income (loss) before tax	58,961	20,191	(1,420)
Income tax provision related to components of other comprehensive income (loss)	16,990	5,108	—
Other comprehensive income (loss), net of tax	41,971	15,083	(1,420)
Comprehensive income (loss)	(630,426)	(106,107)	16,687
Comprehensive income (loss) attributable to redeemable noncontrolling interests	(1,918)	(1,348)	(89)
Comprehensive income (loss) attributable to Gannett	$(628,508)	$(104,759)	$16,776
The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands	December 31, 2020	December 31, 2019	December 30, 2018
Operating activities
Net income (loss)	$(672,397)	$(121,190)	$18,107
Adjustments to reconcile net income (loss) to operating cash flows:
Depreciation and amortization	263,819	111,882	84,791
Facility consolidation costs	3,629	148	—
Share-based compensation	26,350	11,324	3,156
Non-cash interest expense	24,086	3,851	1,996
Non-cash acquisition related costs	—	26,411	—
Provision (benefit) for deferred income taxes	(30,175)	(87,765)	202
Net (gain) loss on sale or disposal of assets	(5,680)	4,723	(3,971)
Unrealized loss on Convertible notes derivative	74,329	—	—
Non-cash charge to investments	—	—	505
Non-cash loss on early extinguishment of debt	43,760	6,058	2,886
Asset impairments	11,029	3,009	1,538
Goodwill and intangible impairments	393,446	100,743	—
Pension and other postretirement benefit obligations	(117,522)	(100,452)	(2,575)
Change in assets and liabilities:
Accounts receivables, net	111,506	12,608	15
Inventory	19,965	5,150	(4,336)
Prepaid expenses	4,078	7,016	3,338
Accounts payable and accrued liabilities	(66,377)	44,311	5,489
Deferred revenue	(19,348)	(8,326)	(7,642)
Other assets and liabilities	(6,728)	6,034	6,060
Net cash provided by operating activities	57,770	25,535	109,559
Investing activities
Acquisitions, net of cash acquired	—	(796,502)	(204,877)
Purchases of property, plant, and equipment	(36,975)	(13,978)	(11,639)
Proceeds from sale of publications, real estate and other assets	196,344	27,486	15,040
Insurance proceeds received for damaged of property	1,643	—	—
Change in other investing activities	(876)	(2,066)	—
Net cash provided by (used for) investing activities	160,136	(785,060)	(201,476)
Financing activities
Payments of debt issuance costs	(2,307)	(121,223)	(800)
Borrowings under term loans	—	1,792,000	79,675
Borrowings under revolving credit facility	—	153,900	20,000
Repayments under term loans	(681,050)	(481,058)	(3,093)
Repayments under revolving credit facility	—	(153,900)	(20,000)
Repayments of convertible debt	—	(197,950)	—
Proceeds from convertible debt	497,094	—	—
Issuance of common stock, net of underwriters' discount	4	—	111,099
Payments of dividends	—	(91,936)	(87,195)
Changes in other financing activities	(15,083)	(920)	(1,161)
Net cash provided by (used for) financing activities	(201,342)	898,913	98,525
Effect of currency exchange rate change	1,498	(3,494)	—
Increase in cash, cash equivalents and restricted cash	18,062	135,894	6,608
Balance of cash, cash equivalents and restricted cash at beginning of year	188,664	52,770	46,162
Cash, cash equivalents and restricted cash at end of year	$206,726	$188,664	$52,770
The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury stock
In thousands, except share data	Shares	Amount				Shares	Amount	Total
Balance at December 31, 2017	53,367,853	$534	$683,168	$(5,461)	$(2,767)	140,972	$(1,081)	$674,393
Net income attributable to Gannett	—	—	—	—	18,196	—	—	18,196
Restricted share grants	240,396	2	223	—	—	—	—	225
Other comprehensive loss, net of income taxes of $0	—	—	—	(1,420)	—	—	—	(1,420)
Share-based compensation expense	—	—	3,156	—	—	—	—	3,156
Issuance of common stock, net of underwriters' discount	6,900,000	69	110,650	—	—	—	—	110,719
Purchase of treasury stock	—	—	—	—	—	46,237	(792)	(792)
Restricted share forfeiture	—	—	—	—	—	14,754	—	—
Dividends declared	—	—	(75,592)	—	(11,662)	—	—	(87,254)
Balance at December 30, 2018	60,508,249	$605	$721,605	$(6,881)	$3,767	201,963	$(1,873)	$717,223
Net loss attributable to Gannett	—	—	—	—	(119,842)	—	—	(119,842)
Restricted share grants	300,952	3	(3)	—	—	—	—	—
Restricted stock awards settled, net of withholdings	1,981,556	20	(462)	—	—	—	—	(442)
Other comprehensive income, net of income taxes of $5,108	—	—	—	15,083	—	—	—	15,083
Share-based compensation expense	—	—	11,324	—	—	—	—	11,324
Impact of adoption of ASC 842 - Leases	—	—	—	—	117	—	—	117
Issuance of common stock to former Legacy Gannett stockholders	62,389,894	624	423,232	—	—	—	—	423,856
Issuance of common stock to Fortress	4,205,607	42	26,369	—	—	—	—	26,411
Purchase of treasury stock	—	—	—	—	—	68,150	(1,002)	(1,002)
Restricted share forfeiture	—	—	51	—	—	124,601	(1)	50
Dividends declared	—	—	(91,838)	—	—	—	—	(91,838)
Other activity	—	—	416	—	—	—	—	416
Balance at December 31, 2019	129,386,258	$1,294	$1,090,694	$8,202	$(115,958)	394,714	$(2,876)	$981,356
Net loss attributable to Gannett	—	—	—	—	(670,479)	—	—	(670,479)
Restricted share grants	5,846,313	58	(60)	—	—	—	—	(2)
Restricted stock awards settled, net of withholdings	3,585,190	36	(11,037)	—	—	—		(11,001)
Other comprehensive income, net of income taxes of $16,990	—	—	—	41,971	—	—	—	41,971
Share-based compensation expense	—	—	26,350	—	—	—	—	26,350
Issuance of common stock	676,980	7	1,614	—	—	—	—	1,621
Remeasurement of redeemable noncontrolling interests	—	—	(3,878)	—	—	—	—	(3,878)
Purchase of treasury stock	—	—	—	—	—	349,338	(2,020)	(2,020)
Restricted share forfeiture	—	—	—	—	—	647,696	(7)	(7)
Other activity	—	—	198	—	—	—	—	198
Balance at December 31, 2020	139,494,741	$1,395	$1,103,881	$50,173	$(786,437)	1,391,748	$(4,903)	$364,109
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — Description of business, basis of presentation, and summary of significant accounting policies

Description of Business

Gannett Co., Inc. ("Gannett", "we", "us", "our", or the "Company") is a subscription-led and digitally focused media and marketing solutions company committed to empowering communities to thrive. We aim to be the premiere source for clarity, connections and solutions within our communities. Our strategy is focused on driving audience growth and engagement by delivering deeper content experiences to our consumers, while offering the products and marketing expertise our advertisers desire. The execution of this strategy is expected to allow the Company to continue its evolution from a more traditional print media business to a digitally focused content platform.

Until November 19, 2019, our corporate name was New Media Investment Group Inc. ("New Media") and Gannett Co., Inc. was a separate publicly traded company. On November 19, 2019, New Media completed its acquisition of Gannett Co., Inc. (which was renamed Gannett Media Corp. and is referred to as "Legacy Gannett"). In connection with the acquisition, New Media changed its name to Gannett Co., Inc. and assumed Legacy Gannett's ticker symbol "GCI" (having previously traded under "NEWM"). As a result of the acquisition, historical results for 2019 represents legacy New Media’s results up to and through the date of the acquisition plus the new consolidated company’s results of operations for the approximately six-week period between the date of acquisition and the 2019 fiscal year end.

Our current portfolio of media assets includes USA TODAY, local media organizations in 46 states in the U.S. and Guam, and Newsquest, a wholly owned subsidiary operating in the United Kingdom ("U.K.") with more than 120 local news media brands. Gannett also owns the digital marketing services companies ReachLocal, Inc. ("ReachLocal"), UpCurve, Inc. ("UpCurve"), and WordStream, Inc. ("WordStream"), which are marketed under the LOCALiQ brand, and runs the largest media-owned events business in the U.S., USA TODAY NETWORK Ventures.

Through USA TODAY, our local property network, and Newsquest, Gannett delivers high-quality, trusted content where and when consumers want to engage on virtually any device or platform. Additionally, the Company has strong relationships with thousands of local and national businesses in both our U.S. and U.K. markets due to our large local and national sales forces and a robust advertising and marketing solutions product suite. The Company reports in two operating segments, Publishing and Digital Marketing Solutions ("DMS"), plus a corporate and other category. A full description of our segments is included in Note 14 — Segment reporting.

COVID-19 Pandemic: The newspaper industry and the Company have experienced declining same-store revenue and profitability over the past several years, and these industry trends are expected to continue in the future. Additionally, during the year ended December 31, 2020, the Company experienced additional revenue and profitability declines in connection with the COVID-19 pandemic. More specifically, during March 2020, the Company began to experience decreased demand for its advertising and digital marketing services, commercial print and distribution services, as well as reductions in the single copy and commercial distribution of its newspapers. At this point, the Company’s newspaper production operations have not been significantly impacted and the vast majority of the Company's non-production employees are currently working remotely. However, the COVID-19 pandemic had a significant negative impact on the Company's business and results of operations during the year ended December 31, 2020. Longer-term, the impact of the COVID-19 pandemic on the Company's business and results of operations will depend on the severity and length of the pandemic, the duration and extent of the mitigation measures and governmental actions designed to combat the pandemic, as well as the changes in customer behavior as a result of the pandemic, all of which are highly uncertain. As a result, the Company has implemented, and continues to implement, measures to reduce costs and preserve cash flow. These measures include refinancing our debt to reduce costs, suspension of the quarterly dividend, and decreases in employee compensation through the third quarter, as well as reductions in discretionary spending. In addition, the Company has deferred certain payroll tax remittance as permitted under the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") and negotiated the deferral of pension contributions, as well as continuing with its previously disclosed plan to monetize non-core assets. The Company believes these initiatives, along with cash on hand and cash provided by operating activities, will provide sufficient cash flow to enable the Company to meet its commitments. However, these measures are not expected to fully offset the negative impact of the COVID-19 pandemic on the Company's business and results of operations.

Basis of presentation

The consolidated financial statements include all the assets, liabilities, revenues, expenses and cash flows of entities which Gannett controls due to ownership of a majority voting interest ("subsidiaries"). All significant intercompany accounts and transactions between consolidated entities have been eliminated in consolidation.

Use of estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates and judgments inherent in the preparation of the consolidated financial statements include pension and postretirement benefit obligation assumptions, income taxes, goodwill and intangible asset impairment analysis, valuation of property, plant and equipment and the mark to market of the conversion feature associated with debt.

Fiscal year: Starting in 2019 and subsequent to our acquisition of Legacy Gannett, our fiscal period end coincides with the Gregorian calendar. In periods prior to the acquisition, our fiscal periods ended on the last Sunday of the calendar month.

Reclassifications: Certain amounts in prior period consolidated financial statements have been reclassified to conform to the current year presentation. Pursuant to our acquisition of Legacy Gannett, in the fourth quarter of 2019 we realigned the presentation of marketing services revenues generated by our UpCurve subsidiary from Other revenues to Advertising and marketing services revenues on the Consolidated statements of operations and comprehensive income (loss). As a result of this updated presentation, Advertising and marketing services revenues increased and Other revenues decreased $58.2 million for the year ended December 30, 2018. Operating revenues, net income, retained earnings, and earnings per share remained unchanged. We also realigned the presentation of facility consolidation charges incurred by New Media to reflect the disclosure methodology of the combined Company. As a result of this updated presentation, Selling, general and administrative expenses decreased and Integration and reorganization costs increased by $4.8 million. Net income, retained earnings, and earnings per share remained unchanged.

Summary of Significant Accounting Policies

Cash, cash equivalents and restricted cash: Cash equivalents represent highly liquid certificates of deposit which have original maturities of three months or less. Restricted cash is held as cash collateral for certain business operations. Restricted cash primarily consists of funding for letters of credit, cash held in an irrevocable grantor trust for our deferred compensation plans and cash held with banking institutions for insurance plans.

The following table presents a reconciliation of cash, cash equivalents and restricted cash:

	Year ended December 31,
In thousands	2020	2019	2018
Cash and cash equivalents	$170,725	$156,042	$48,651
Restricted cash included in prepaid expenses and other current assets	11,356	10,800	4,119
Restricted cash included in other assets	24,645	21,822	—
Total cash, cash equivalents and restricted cash	$206,726	$188,664	$52,770

Accounts receivable: Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts. The Company’s allowance for doubtful accounts is based upon several factors including the length of time the receivables are past due, historical payment trends and current economic factors. The Company generally does not require collateral.

Inventories: Inventory consists principally of newsprint, which is valued at the lower of net realizable value. Cost is determined using the first-in, first-out ("FIFO") method.

Property, plant, and equipment, software development costs and depreciation: Property, plant, and equipment are recorded at cost or at fair value for property, plant and equipment related to acquired businesses. Routine maintenance and repairs are expensed as incurred. Depreciation is calculated under the straight-line method over the estimated useful lives.

Leasehold improvements are amortized under the straight-line method over the shorter of the lease term or estimated useful life of the asset.

We capitalize costs to develop software for internal use when it is determined the development efforts will result in new or additional functionality or new products. Costs incurred prior to meeting these criteria and costs associated with ongoing maintenance are expensed as incurred and included in Operating costs in the accompanying Consolidated statements of operations and comprehensive income (loss).

Property, plant and equipment and software development costs are evaluated for impairment in accordance with our policy for amortizable intangible assets and other long-lived assets.

A breakout of property, plant and equipment and software is presented below:

	Year ended December 31,
In thousands	2020	2019	Useful Life (Up to)
Land	$74,549	$105,805
Buildings and improvements	348,591	416,537	40 years
Machinery and equipment	426,348	474,418	30 years
Furniture, fixtures and computer software(a)	96,739	82,651	10 years
Construction in progress	6,074	13,687
Total	952,301	1,093,098
Less: accumulated depreciation	(362,029)	(277,291)
Property, plant and equipment, net	$590,272	$815,807
(a)Costs capitalized as internal use software are amortized on a straight-line basis over an estimated useful life of 3 to 5 years.

Depreciation expense was $155.3 million, $67.2 million, and $50.8 million for the years ended December 31, 2020, December 31, 2019, and December 30, 2018, respectively.

Business combinations: The operating results of the acquired business are reflected in the Company’s consolidated financial statements as of the acquisition date. We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. Any excess of the purchase price over the estimated fair values of net assets acquired is recorded as goodwill. Goodwill is assigned to the reporting unit that benefits from the synergies arising from the business combination. When determining the fair value of assets acquired and liabilities assumed, we make significant estimates and assumptions, especially with respect to intangible assets. Transaction costs are expensed as incurred.

Critical estimates in valuing certain identifiable assets include, but are not limited to, expected long-term revenues, future expected operating expenses, cost of capital, and appropriate discount rates. Our estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Goodwill, intangible and long-lived assets: Goodwill represents the excess of acquisition cost over the fair value of assets acquired, including identifiable intangible assets, net of liabilities assumed. Indefinite-lived intangible assets consist of newspaper mastheads and finite-lived intangible assets consist of advertiser, customer and subscriber relationships, we well as trade names, and developed technology. Newspaper mastheads are not amortized because it has been determined that the useful lives of such mastheads are indefinite. Intangible assets that have finite useful lives are amortized over those useful lives.

Goodwill is tested for impairment annually on the last day of our second quarter or between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We perform our impairment analysis on each of our reporting units. We evaluate our reporting units annually, as well as when changes in our operating structure occur. The Company has the option to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company elects to perform a qualitative assessment and concludes it is more likely than not that the fair value of the reporting unit is equal to or greater than its carrying value, no further assessment of that reporting unit’s goodwill is necessary; otherwise goodwill must be tested for impairment. In the quantitative test, we are required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. Fair value of the reporting unit is defined as the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. The Company generally determines the fair value of a reporting unit using a combination of a discounted cash flow analysis and a market-based approach. Estimates of fair value include inputs that are subjective in nature, involve uncertainties, and involve matters of significant judgment that are made at a specific point in time. Changes in key assumptions from period to period could significantly affect the estimates of fair value. Significant assumptions used in the fair value estimates include projected revenues and related growth rates over time, projected operating cash flow margins, discount rates, and future economic and market conditions. If the carrying value of the reporting unit exceeds the estimate of fair value, we calculate the impairment as the excess of the carrying value of goodwill over its implied fair value.

Indefinite-lived intangible assets, which are newspaper mastheads, are tested for impairment annually on the last day of our second quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. The impairment test consists of a comparison of the fair value of each group of mastheads with their carrying amount. We used a relief from royalty approach which utilizes a discounted cash flow model to determine the fair value of newspaper mastheads. Our judgments and estimates of future operating results in determining the reporting unit fair values are consistently applied in determining the fair value of mastheads.

The Company assesses the recoverability of its long-lived assets, including property, plant and equipment and finite-lived intangible assets, whenever events or changes in circumstances indicate their carrying amounts may not be recoverable. The evaluation is performed by asset group, which is the lowest level of identifiable cash flows independent of other assets. The assessment of recoverability is based on management’s estimates by comparing the sum of the estimated undiscounted cash flows generated by the underlying asset groups to its carrying value of the asset groups to determine whether an impairment existed at its lowest level of identifiable cash flows. If the carrying amount of the asset group is greater than the expected undiscounted cash flows to be generated by the asset group, an impairment is recognized to the extent the carrying value of such asset group exceeds its fair value.

All three of our reporting units have goodwill balances. See Note 6 — Goodwill and intangible assets for a discussion of impairment charges taken on Goodwill in the second fiscal quarter of 2020. We have not subsequently identified any indicators of impairment that would indicate our reporting units are at risk of failing the goodwill or indefinite-lived intangible asset impairment test.

Income taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company establishes a valuation allowance if it is more likely than not that all or a portion of a deferred tax asset will not be realized. See Note 11 — Income taxes for further discussion.

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

Fair value of financial instruments: The carrying value of the Company’s cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the short maturity of these instruments. An estimate of the fair value of the Company’s debt and embedded conversion option is disclosed in Note 8 — Debt. For further details surrounding our policies on fair value measurement, including the fair values of our pension plan assets, refer to Note 10 — Fair value measurement.

Deferred financing costs: Deferred financing costs consist of costs incurred in connection with debt financings and are recorded as a contra-liability in Long-term debt on the Consolidated balance sheets. Such costs are amortized using the effective interest method over the estimated remaining term of the debt. This amortization represents a component of Interest expense.

Advertising costs: Advertising costs are expensed in the period incurred. The Company incurred total advertising expenses for the years ended December 31, 2020, December 31, 2019, and December 30, 2018 of $50.0 million, $26.8 million, and $18.2 million, respectively.

Pension and postretirement liabilities: Pension and other postretirement benefit costs under our defined benefit retirement plans are actuarially determined. For plans with frozen benefits, we recognize the cost of postretirement benefits such as pension, medical, and life insurance benefits on an accrual basis over the average life expectancy of employees expected to receive such benefits. For active plans, costs are recognized over the estimated average future service period. See Note 9 — Pensions and other postretirement benefit plans for further details.

Self-insurance liability accruals: The Company maintains self-insured medical and workers’ compensation programs. The Company purchases stop loss coverage from third parties, which limits our exposure to large claims. The Company records a liability for healthcare and workers’ compensation costs during the period in which they occur, including an estimate of incurred but not reported claims.

Concentration of risk: Due to the distributed nature of our operations, we are not subject to significant concentrations of risk relating to customers, products, or geographic locations. Our foreign revenues, principally from businesses in the U.K. and ReachLocal international operations, totaled approximately $231.5 million for the year ended December 31, 2020. Our long-lived assets in foreign countries, principally in the U.K. and ReachLocal international operations, totaled approximately $280.1 million at December 31, 2020.

Leases: We determine if an arrangement is a lease at inception. Operating leases are included in Operating lease assets, Other current liabilities, and Long-term operating lease liabilities on our Consolidated balance sheets. Operating lease right-of-use ("ROU") assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The rates implicit within the Company's leases are generally not determinable; therefore, the Company uses judgment to determine the incremental borrowing rate used to calculate the present value of lease payments. The incremental borrowing rate for each lease is primarily based on publicly available information for companies within the same industry and with similar credit profiles and adjusted for the impact of collateralization, the lease term, and other specific terms included in the Company’s lease arrangements. ROU assets are assessed for impairment in accordance with the Company’s accounting policy for long-lived assets.

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

For certain equipment leases, we apply a portfolio approach to account for the operating lease ROU assets and liabilities.

Accounts payable and accrued liabilities: A breakout is presented below:

	Year ended December 31,
In thousands	2020	2019
Accounts payable	$131,797	$146,995
Compensation	115,061	131,006
Taxes (primarily property and sales taxes)	30,834	18,073
Benefits	22,821	33,070
Interest	3,676	23,602
Other	74,057	100,882
Accounts payable and accrued liabilities	$378,246	$453,628

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

Foreign currency translation: The statements of income of foreign operations have been translated to U.S. dollars using the average currency exchange rates in effect during the relevant period. The balance sheets have been translated using the currency exchange rates as of the end of the accounting period. The impact of currency exchange rate changes on the translation of the balance sheets are included in Comprehensive income (loss) in the Consolidated statements of operations and comprehensive income (loss) and are classified as Accumulated other comprehensive income in the Consolidated balance sheets and Consolidated statements of equity.

Supplementary cash flow information: Supplementary cash flow information, including non-cash investing and financing activities, are as follows:

	Year Ended
In thousands	December 31, 2020	December 31, 2019	December 30, 2018
Net cash (refund) paid for taxes	$(3,964)	$1,192	$1,272
Cash paid for interest	218,110	40,208	31,178
Accrued capital expenditures	544	2,227	69
Common stock issued in exchange for Legacy Gannett shares	—	391,809	—

Recent accounting pronouncements adopted

The following are new accounting pronouncements which we have adopted in fiscal year 2020:

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

Compensation—Retirement Plans: In August 2018, the FASB issued new guidance that changes disclosures related to defined benefit pension and other postretirement benefit plans as part of the disclosure framework project. This guidance is effective for fiscal years ending after December 15, 2020, with early adoption permitted. Adopting this guidance did not have a material impact on our Consolidated financial statements.

Recent accounting pronouncements not yet adopted

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

Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity: In August 2020, the FASB issued new guidance that simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. In addition to eliminating certain accounting models, the guidance amends the disclosures for convertible instruments and earnings-per-share ("EPS") guidance. It also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. This guidance is effective for fiscal years beginning after December 15, 2023, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are evaluating the impacts that the adoption of ASU 2020-06 will have on our accounting for the 2027 Notes, and the impact on our Consolidated financial statements. See Note 8 — Debt for further discussion of the 2027 Notes.

NOTE 2 — Revenues

Revenues are recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The following table presents our revenues disaggregated by source.

	Year Ended
In thousands	December 31, 2020	December 31, 2019	December 30, 2018
Print advertising	$901,805	$689,595	$625,065
Digital advertising and marketing services	808,439	263,049	161,512
Total advertising and marketing services	1,710,244	952,644	786,577
Circulation	1,391,996	704,842	574,963
Other	303,430	210,423	164,484
Total revenues	$3,405,670	$1,867,909	$1,526,024

Revenues generated from international operations comprised 6.8% for the year ended December 31, 2020, and 2.0% for the year ended December 31, 2019, which consisted of approximately six weeks of operations from Legacy Gannett.

Advertising and Marketing Services Revenues

The Company generates Print advertising revenues primarily by delivering advertising in its national publication, USA TODAY, and in its local publications including newspapers. Advertising revenues are categorized as local retail, local classified, online, and national. Print advertising revenue is recognized upon publication of the advertisement.

Digital advertising and marketing revenues are generated primarily by online marketing products provided by our DMS segment. The Company enters into agreements for products in which our clients typically pay in advance and on a monthly basis. These prepayments include all charges for the included technology and any media services, management, third-party content, and other costs and fees, all of which are accounted for as a single performance obligation. Revenue is then recognized as we purchase and deliver media on behalf of the customer and perform other marketing-related services.

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

Circulation Revenues

Circulation revenues are derived from print and digital subscriptions as well as single copy sales at retail stores, vending racks and boxes. Circulation revenues from subscribers are generally billed to customers at the beginning of the subscription period and are typically recognized over the subscription period as the performance obligations are delivered. The term of customer subscriptions normally ranges from one to twelve months. Circulation revenues from single-copy income are recognized based on the date of publication, net of provisions for related returns.

Other Revenues

The Company provides commercial printing services to third parties as a means to generate incremental revenue and utilize excess printing capacity. Customers consist primarily of other publishers that do not have their own printing presses and do not compete with other Gannett publications. The Company also prints other commercial materials, including flyers, business cards and invitations. Revenue is generally recognized upon delivery. In addition, the Company generates revenues from its events and promotions business. Revenues are generated primarily through ticket sales, endurance events and race management services. Revenue is generally recognized when the event occurs.

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

Deferred revenues

The Company records deferred revenues when cash payments are received in advance of the Company’s performance. The Company's primary source of Deferred revenues is from circulation subscriptions paid in advance of the service provided, which represents future delivery of publications performance obligation to subscription customers. The Company expects to recognize the revenue related to unsatisfied performance obligations over the next one to twelve months in accordance with the terms of the subscriptions.

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

The following table presents the change in the Deferred revenues by type of revenue for years ended December 31, 2020 and 2019, respectively:

	Year ended December 31, 2020			Year ended December 31, 2019
In thousands	Advertising, Marketing Services and Other	Circulation	Total	Advertising, Marketing Services and Other	Circulation	Total
Beginning balance	$67,444	$151,379	$218,823	$22,542	$82,645	$105,187
Acquired deferred revenue	—	—	—	42,369	95,341	137,710
Cash receipts	278,131	1,159,831	1,437,962	128,504	529,004	657,508
Revenue recognized	(287,903)	(1,170,300)	(1,458,203)	(125,971)	(555,611)	(681,582)
Reduction due to dispositions	$(5,986)	$(6,589)	(12,575)	$—	$—	—
Ending balance	$51,686	$134,321	$186,007	$67,444	$151,379	$218,823

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

As of December 31, 2020, our Consolidated balance sheets include $289.5 million of operating lease right-to use assets, $42.9 million of short-term operating lease liabilities included in Other current liabilities, and $274.5 million of long-term operating lease liabilities.

The components of operating lease expense were as follows:

	Year ended December 31,
In thousands	2020	2019
Operating lease cost (a)	$96,218	$38,985
Short-term lease cost (b)	5,663	5,086
Total lease expense	$101,881	$44,071
(a) Includes variable lease costs of $12.8 million and $8.4 million, respectively, and sublease income of $3.8 million and $2.5 million, respectively, for the year ended December 31, 2020 and 2019.
(b) Excluding expenses relating to leases with a lease term of one month or less.

Supplemental information related to leases were as follows:

	Year ended December 31,
In thousands, except lease term and discount rate	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$86,999	$35,837
Right-of-use assets obtained in exchange for operating lease obligations	36,247	28,545
Loss on sale and leaseback transactions, net	3,821	—

Weighted-average remaining lease term (in years)	7.7	8.3
Weighted-average discount rate	12.9%	12.4%

Future minimum lease payments under non-cancellable leases are as follows:

In thousands	Year ended December 31,
2021	$77,351
2022	75,560
2023	62,627
2024	56,021
2025	47,686
Thereafter	201,215
Total future minimum lease payments	520,460
Less: Imputed interest	203,090
Total	$317,370

As of December 31, 2020, we have entered into leases that have not yet commenced with future lease payments of  $12.0 million, that are not yet recorded on the Consolidated balance sheets.

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

The following table presents changes in the allowance for doubtful accounts:

In thousands	Year ended December 31, 2020
Beginning balance	$19,923
Current period provision	28,654
Write-offs charged against the allowance	(29,532)
Recoveries of amounts previously written-off	2,824
Disposition	(1,011)
Foreign currency	(15)
Ending balance	$20,843

The calculation of the allowance considers current economic, industry and customer-specific conditions relative to their respective operating environments in the incremental allowances recorded related to high-risk accounts, bankruptcies, receivables in repayment plan and other aging specific reserves. As a result of this analysis, the Company adjusts specific reserves and the amount of allowable credit as appropriate. The collectability of trade receivables related to advertising, marketing services and other customers depends on a variety of factors, including trends in the local and general economic conditions that affect our customers' ability to pay. The advertisers in our newspapers and other publications and related websites are primarily retail businesses that can be significantly affected by regional or national economic downturns and other developments that may impact our ability to collect on the related receivables. Similarly, while circulation revenues related to individual subscribers are primarily prepaid, changes in economic conditions may also affect our ability to collect on amounts owed from single copy circulation customers.

For the years ended December 31, 2020, and December 31, 2019, the Company recorded $28.7 million and $9.7 million in bad debt expense, respectively, which is included in Selling, general and administrative expenses on the Consolidated statements of operations and comprehensive income (loss).

NOTE 5 — Acquisitions and dispositions

Acquisitions during 2019

Legacy Gannett acquisition

The Company acquired substantially all the assets, properties, and business of Legacy Gannett on November 19, 2019. The acquisition, which included the USA TODAY NETWORK (made up of USA TODAY ("USAT") and 109 local media organizations in 46 states in the U.S. and Guam, including digital sites and affiliates), ReachLocal, Inc. ("ReachLocal"), a marketing solutions company, and Newsquest (a wholly owned subsidiary of Legacy Gannett operating in the United Kingdom with more than 120 local media brands), was completed for an aggregate purchase price of $1.3 billion. The acquisition was financed from the Acquisition Term Loan as described in Note 8 — Debt and the issuance of common stock to Legacy Gannett stockholders as described in Note 12 — Supplemental equity information. The rationale for the acquisition was primarily the attractive nature of the various publications, businesses, and digital platforms as well as the estimated cash flows and cost-saving and revenue-generating opportunities. The fair values of the assets and liabilities for the Legacy Gannett acquisition were finalized during the second quarter of 2020.

The following table summarizes the final fair values of the assets and liabilities for the Legacy Gannett acquisition:

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
(a)As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2019.
(b)The Company recorded measurement period adjustments during the second quarter of 2020. The measurement period adjustments were primarily related to obtaining new facts and circumstances that existed as of the acquisition date that impact the financial projections and carrying values used to value acquired assets and liabilities, including the finalization of certain contracts with customers that impacted the value of intangible assets recorded. The increase to Long-term liabilities was primarily the result of $5.8 million in multi-employer pension liabilities offset by a decrease of $4.0 million in deferred tax liabilities. All measurement period adjustments were offset against Goodwill.

2019 Acquisitions

The Company also acquired substantially all the assets, properties and business of certain publications and businesses in 2019 (the "2019 Acquisitions"), which included 11 daily newspapers, 11 weekly publications, nine shoppers, a remnant advertising agency, five events production businesses, and a business community and networking platform for an aggregate purchase price of $53.4 million including estimated working capital. As part of one of the 2019 Acquisitions, the Company also acquired a 58% equity interest in the acquiree, and the minority equity owners retained a 42% interest, which has been classified as a redeemable non-controlling interest on the Consolidated statements of operations and comprehensive income (loss). Additionally, for specified 2019 Acquisitions, additional consideration is earned based on the achievement of EBITDA targets outlined in the asset purchase agreement. As of December 31, 2020, there is no consideration payable to the former stockholders. The 2019 Acquisitions were financed from cash on hand. The rationale for the 2019 Acquisitions was primarily the attractive nature, as applicable, of the various publications, businesses, and digital platforms as well as the estimated cash flows and cost-saving and revenue-generating opportunities available. The fair values of the assets and liabilities for the 2019 Acquisitions were finalized during the second quarter of 2020.

The following table summarizes the final fair values of the assets and liabilities for the aforementioned acquisitions:

In thousands	Estimated fair value as previously reported (a)	Measurement period adjustments (b)	Final fair value as adjusted
Cash and restricted cash acquired	$323	$—	$323
Current assets	9,320	(112)	9,208
Other assets	950	—	950
Property, plant and equipment	20,492	730	21,222
Non-compete agreements	280	—	280
Advertiser relationships	2,357	279	2,636
Subscriber relationships	1,457	—	1,457
Other customer relationships	1,323	2,942	4,265
Software	140	2,130	2,270
Trade names	299	2,105	2,404
Mastheads	2,896	—	2,896
Goodwill	20,850	(1,248)	19,602
Total assets	60,687	6,826	67,513
Current liabilities	11,961	—	11,961
Long-term liabilities	463	50	513
Total liabilities	12,424	50	12,474
Minority interest	1,651	—	1,651
Net assets	$46,612	$6,776	$53,388
(a) As previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
(b) During the six months ended June 30, 2020, the Company recognized a contingent liability of $7.0 million for earnout payments not made and finalized the allocation of purchase price to certain customer relationships, software, and trade name intangible assets acquired. The contingent liability was paid in full during the third quarter of 2020 and was included in financing activities on the Consolidated statement of cash flows.

The following unaudited pro forma consolidated results of operations assume that the acquisition of Legacy Gannett, along with transactions necessary to finance the acquisition, occurred at the beginning of 2019 and 2018:

	Year Ended
Unaudited; In thousands (except per share amounts)	December 31, 2019	December 30, 2018
Total revenues	$4,177,583	$4,440,491
Net loss	(292,395)	(169,617)
Loss per share - diluted	(2.27)	(1.31)

The unaudited pro forma financial information is based on historical results of operations, adjusted for the allocation of the purchase price and other acquisition accounting adjustments, and is not necessarily indicative of what our results would have been had we operated the businesses since the beginning of the periods presented. The pro forma adjustments reflect depreciation expense and amortization of intangibles related to the fair value adjustments of the assets acquired, additional interest expense related to the financing of the transactions, the elimination of acquisition-related costs, and the related tax effects of the adjustments.

Dispositions during 2020

On October 30, 2020, we completed the sale of BridgeTower Media, LLC. As a result of the sale, we recognized a pre-tax gain of approximately $8.2 million, net of selling expenses and is included in Net (gain) loss on sale or disposal of assets on the Consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2020.

NOTE 6 — Goodwill and intangible assets

Goodwill and intangible assets consisted of the following:

	Year ended December 31, 2020			Year ended December 31, 2019
In thousands	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Advertiser relationships	$460,331	$112,468	$347,863	$534,161	$75,363	$458,798
Customer relationships	102,925	23,682	79,243	109,674	14,303	95,371
Subscriber relationships	255,702	71,271	184,431	259,391	44,878	214,513
Other intangible assets	68,687	26,982	41,705	76,552	11,229	65,323
Sub-total	$887,645	$234,403	$653,242	$979,778	$145,773	$834,005
Indefinite-lived intangible assets:
Mastheads			171,408			178,559
Total Intangible assets			$824,650			$1,012,564

Goodwill			$534,088			$914,331

As of December 31, 2020, the weighted average amortization periods for amortizable intangible assets are 11.3 years for advertiser relationships, 9.9 years for customer relationships, 10.3 years for subscriber relationships, and 4.0 years for other intangible assets. The weighted average amortization period in total for all amortizable intangible assets is 10.3 years.

For the years ended December 31, 2020, December 31, 2019, and December 30, 2018, amortization expense was $108.5 million, $44.7 million, and $34.0 million, respectively.

As of December 31, 2020, estimated future amortization expense as is as follows:

In thousands
2021	$103,298
2022	96,997
2023	91,875
2024	90,548
2025	82,082
Thereafter	188,442
Total	$653,242

Changes in the carrying amount of Goodwill by segment are as follows:

In thousands	Publishing	Digital Marketing Solutions	Total
Balance at December 30, 2018, net of accumulated impairment losses of $25,641:	$280,295	$30,442	$310,737
Goodwill acquired in business combinations	498,061	167,555	665,616
Goodwill impairment	(62,280)	—	(62,280)
Goodwill related to divestitures	(42)	—	(42)
Measurement period adjustments	(852)	—	(852)
Foreign currency exchange rate changes	1,152	—	1,152
Balance at December 31, 2019, net of accumulated impairment losses of $87,921:	$716,334	$197,997	$914,331
Goodwill impairment	(321,851)	(40,499)	(362,350)
Goodwill related to divestitures	(20,328)	(6,592)	(26,920)
Measurement period adjustments	45,205	(33,435)	11,770
Foreign currency exchange rate changes	(2,743)	—	(2,743)
Balance at December 31, 2020, net of accumulated impairment losses of $455,844:	$416,617	$117,471	$534,088

Consistent with the Company's past practice, the Company performed its annual goodwill and indefinite-lived intangible asset impairment assessment in the second quarter of 2020 with the assistance of third-party valuation specialists. In the impairment analyses performed, the Company considered the current and expected future economic and market conditions and the impact on the fair value of each of the reporting units. The primary factor that impacted the decrease in fair value was the impact of the COVID-19 pandemic on the Company’s operations. The most significant assumptions utilized in the determination of the estimated fair values include revenue and EBITDA projections, discount rates and long-term growth rates. The long-term growth rates are dependent on overall market growth rates, the competitive environment, inflation and relative currency exchange rates and could be adversely impacted by a sustained decrease in any of these measures, all of which the Company considered in determining the long-term growth rates used in the analysis, which ranged from negative 0.5% to positive 3%. The discount rate, which is consistent with a weighted average cost of capital that is likely to be expected by a market participant, is based upon industry required rates of return, including consideration of both debt and equity components of the capital structure. The discount rate may be impacted by adverse changes in the macroeconomic environment and volatility in the equity and debt markets. The Company considered these factors in determining the discount rates used in the analysis, which ranged from 10.0% to 15.5%.

For Goodwill, the Company primarily utilized a discounted cash flow method to calculate the fair value of each reporting unit. Market-based metrics were reviewed to evaluate the reasonableness of the Company’s calculation. The Company compared the fair value of each reporting unit to its carrying amount, which resulted in the carrying value of all the reporting groups being in excess of the fair value. As a result, during the second quarter of 2020, we recorded goodwill impairment charges of $256.5 million, $65.4 million and $40.5 million in our Domestic Publishing, Newsquest and Digital Marketing Solutions reporting units, respectively.

For newspaper mastheads, the Company applied a "relief from royalty" approach, a discounted cash flow model, reflecting current assumptions, to fair value the indefinite-lived intangible assets. We compared the fair value of each indefinite-lived asset to its carrying amount, and accordingly, the Company recorded impairments of $4.0 million in both our Domestic Publishing and Newsquest reporting units during the second quarter of 2020.

During the second quarter of 2020, the Company considered the impact of the COVID-19 pandemic on the Company’s operations to be an indicator of impairment under ASC 360. As such, during the second quarter of 2020, the Company performed a recoverability test for the long-lived asset groups, reflecting current assumptions, to determine whether an impairment loss should be measured. The undiscounted cash flows used in the recoverability test for the Newsquest long-lived asset group were less than the long-lived asset group carrying amount. The Company calculated the fair value of the long-lived asset group and recorded a $23.0 million impairment to advertiser and other customer relationships intangible assets during the second quarter of 2020. The discount rate and long-term growth rate assumptions were consistent with the Goodwill assumptions discussed above. Refer to Note 7 — Integration and reorganization costs and asset impairments for further details on the impairment of property, plant and equipment.

The severity and length of the COVID-19 pandemic, the duration and extent of the mitigation measures and governmental actions designed to combat the pandemic, as well as the changes in customer behavior as a result of the pandemic, all of which are highly uncertain and difficult to predict at the current time, could continue to further negatively impact the Company’s future assessment of its results of operations and the underlying assumptions utilized in the determination of the estimated fair values of the reporting units and related mastheads.

The newspaper industry and the Company have experienced declining same-store revenues and profitability over the past several years. Should general economic, market or business conditions continue to decline and have a negative impact on estimates of future cash flow and market transaction multiples, the Company may be required to record additional impairment charges in the future.

As of December 31, 2020, the Company performed a review of potential impairment indicators noting that its financial results and forecasted net cash flows have not changed materially since the annual impairment assessment performed in the second quarter of 2020, and it was determined that no indicators of impairment were present.

In connection with our impairment assessment performed in connection with the acquisition of Legacy Gannett, we recorded goodwill and intangible asset impairment charges of $100.7 million in 2019. Subsequent to the acquisition of Legacy Gannett, as of December 31, 2019, the Company performed a review of potential impairment indicators, noting its financial results and forecast had not changed materially since impairment assessment performed in connection with the acquisition, and it was determined no indicators of impairment were present.

NOTE 7 — Integration and reorganization costs and asset impairments

Over the past several years, in furtherance of the Company’s cost-reduction and cash-preservation plans, the Company has engaged in a series of individual restructuring programs designed primarily to right-size the Company’s employee base, consolidate facilities, and improve operations, including those of recently acquired entities. These initiatives impact all of the Company’s geographic regions and are often influenced by the terms of union contracts within the region. All costs related to these programs, which primarily include severance expense, are accrued at the time of the program announcement or over the remaining service period.

Severance-related expenses

We recorded expenses for severance and related costs by segment as follows:

	Year Ended
In thousands	December 31, 2020	December 31, 2019	December 30, 2018
Publishing	$55,655	$19,556	$11,678
Digital Marketing Solutions	6,320	1,916	—
Corporate and other	24,322	19,080	262
Total	$86,297	$40,552	$11,940

A rollforward of the accrued severance and related costs included in Accounts payable and accrued liabilities on the Consolidated balance sheets for the years ended December 31, 2020 and December 31, 2019 is outlined below:

In thousands	Severance and Related Costs
Balance at December 30, 2018	$2,554
Acquired restructuring provision balances	692
Restructuring provision included in Integration and reorganization costs	40,552
Cash payments	(13,013)
Balance at December 31, 2019	30,785
Restructuring provision included in Integration and reorganization costs	86,297
Cash payments	(86,139)
Balance at December 31, 2020	$30,943

The restructuring reserve balance is expected to be paid out over the next twelve months.

Facility consolidation and other restructuring-related expenses

We recorded facility consolidation charges and other restructuring-related costs by segment as follows:

	Year Ended
In thousands	December 31, 2020	December 31, 2019	December 30, 2018
Publishing	$5,197	$3,931	$2,809
Digital Marketing Solutions	343	286	—
Corporate and other(a)	53,894	7,443	262
Total	$59,434	$11,660	$3,071
(a)Includes a $30.4 million expense related to the early termination of the Amended and Restated Management and Advisory Agreement with FIG LLC.

Asset impairments and accelerated depreciation

As part of ongoing cost-efficiency programs, the Company has ceased a number of print operations. Pursuant to these actions, we recorded Asset impairments by segment as follows:

	Year Ended
In thousands	December 31, 2020	December 31, 2019	December 30, 2018
Publishing	$10,312	$3,009	$1,538
Digital Marketing Solutions	717	—	—
Total	$11,029	$3,009	$1,538

We also recorded accelerated depreciation at the Publishing segment of $49.6 million, $7.9 million, and $3.6 million for the years ended December 31, 2020, December 31, 2019 and December 30, 2018, respectively, which are included in Depreciation and amortization on the Consolidated statements of operations and comprehensive income (loss).

NOTE 8 — Debt

Senior Secured Convertible Notes due 2027

On November 17, 2020, the Company entered into an Exchange Agreement (the "Exchange Agreement") with certain of the lenders (the "Exchanging Lenders") under the Company’s five-year, senior-secured 11.5% term loan facility with Apollo Capital Management, L.P. ("Apollo") in an aggregate principal amount of approximately $1.792 billion dated November 19, 2019, (the "Acquisition Term Loan") pursuant to which the Company and the Exchanging Lenders agreed to exchange $497.1 million in aggregate principal amount of the Company’s newly issued 6.0% Senior Secured Convertible Notes due 2027 (the "2027 Notes") for the retirement of an equal amount of term loans under the Acquisition Term Loan (the “Exchange”). Following the Exchange, the outstanding balance under the Acquisition Term Loan was $1.019 billion (the "Remaining Term Loan") as of December 31, 2020. The 2027 Notes were issued pursuant to an Indenture (the "Indenture") dated as of November 17, 2020, between the Company and U.S. Bank National Association, as trustee. The Indenture, as supplemented by the Second Supplemental Indenture, includes affirmative and negative covenants that are substantially consistent with the 5-Year Term Loan, as well as customary events of default.

In connection with the Exchange, the Company entered into an Investor Agreement (the "Investor Agreement") with the holders of the 2027 Notes (the "Holders") establishing certain terms and conditions concerning the rights and restrictions on the Holders with respect to the Holders' ownership of the 2027 Notes. The Company also entered into an amendment to the Registration Rights Agreement dated November 19, 2019, between the Company and FIG LLC. In addition, the Remaining Term Loan was amended as described below (the "Amendment").

Interest on the 2027 Notes is payable semi-annually in arrears. The 2027 Notes mature on December 1, 2027, unless earlier repurchased or converted. The 2027 Notes may be converted at any time by the holders into cash, shares of the Company’s Common Stock or any combination of cash and Common Stock, at the Company's election. The initial conversion rate is 200 shares of Common Stock per $1,000 principal amount of the 2027 Notes, which is equal to a conversion price of $5.00 per share of Common Stock (the "Conversion Price").

The conversion rate is subject to customary adjustment provisions as provided in the Indenture. In addition, the conversion rate will be subject to adjustment in the event of any issuance or sale of Common Stock (or securities convertible into Common Stock) at a price equal to or less than the Conversion Price in order to ensure that following such issuance or sale, the 2027 Notes would be convertible into approximately 42% of the Common Stock after giving effect to such issuance or sale (assuming the initial principal amount of the 2027 Notes remains outstanding).

Upon the occurrence of a "Make-Whole Fundamental Change" (as defined in the Indenture), the Company will in certain circumstances increase the conversion rate for a specified period of time. If a "Fundamental Change" (as defined in the Indenture) occurs, the Company will be required to offer to repurchase the 2027 Notes at a repurchase price of 110% of the principal amount thereof.

Holders of the 2027 Notes will have the right to put up to approximately $100 million of the 2027 Notes at par on or after the date that is 91 days after the maturity date of the 5-Year Term Loan.

Under the Indenture, the Company can only pay cash dividends up to an agreed-upon amount, provided the ratio of consolidated debt to EBITDA (as such terms are defined in the Indenture) does not exceed a specified ratio. In addition, the Indenture provides that, at any time that the Company’s Total Gross Leverage Ratio (as defined in the Indenture) exceeds 1.5 and the Company approves the declaration of a dividend, the Company must offer to purchase a principal amount of 2027 Notes equal to the proposed amount of the dividend.

Until the four-year anniversary of the issuance date, the Company will have the right to redeem for cash up to approximately $99.4 million of the 2027 Notes at a redemption price of 130% of the principal amount thereof, with such amount reduced ratably by any principal amount of 2027 Notes that has been converted by the holders or redeemed or purchased by the Company.

The 2027 Notes are guaranteed by Gannett Holdings LLC and any subsidiaries of the Company (collectively, the "Guarantors") that guarantee the 5-Year Term Loan. The Notes are secured by the same collateral securing the 5-Year Term Loan. The 2027 Notes rank as senior secured debt of the Company and are secured by a second priority lien on the same collateral package securing the indebtedness incurred in connection with the 5-Year Term Loan.

As of December 31, 2020, the $497.1 million principal value of the 2027 Notes is separated into two components: (i) a debt component and (ii) a derivative component. We have determined that the conversion option is not clearly and closely related to the economic characteristics of the 2027 Notes, nor does the conversion option meet the scope exception related to contracts in an entity’s own equity as we do not currently have the ability to control whether the settlement of the conversion feature, if settled in full, would be in cash or shares due to the approval requirement to issue those shares. As a result, we concluded that the embedded conversion option must be separated from the debt liability, separately valued, and accounted for as a derivative liability. The initial value allocated to the derivative liability was $115.3 million, with a corresponding reduction in the carrying value of the 2027 Notes. The derivative liability, which is reported within Convertible debt in the Consolidated balance sheets, will be marked to fair value through earnings. At the Special Meeting of stockholders of the Company, held on February 26, 2021 (the "Special Meeting"), our stockholders approved the issuance of the maximum number of shares of Common Stock issuable upon conversion of the 2027 Notes. As a result, the conversion option can be share-settled in full and the conversion option qualifies for equity classification and meets the scope exception to derivative accounting as of February 26, 2021.

The $389.1 million debt liability component was initially measured at fair value using the present value of its cash flows at a discount rate of 10.7% and is reported as Convertible debt in the Consolidated balance sheets. The debt component of the 2027 Notes is classified as Level 2 because it is measured at fair value using commonly accepted valuation methodologies and indirectly observable, market-based risk measurements and historical data, and a review of prices and terms available for similar debt instruments that do not contain a conversion feature.

As of November 17, 2020, the date of issuance and December 31, 2020, the estimated fair value of the derivative liability for the embedded conversion feature is $115.3 million and $189.6 million, respectively, and is reported within Convertible debt in the Consolidated balance sheets. The derivative liability is classified as Level 3 because it is measured at fair value on a recurring basis using a binomial lattice model using assumptions based on market information and historical data, and significant unobservable inputs. The increase in the fair value of the derivative liability of $74.3 million from its initial value was due to the increase in our stock price and was recorded in Non-Operating Other (income) expense, net in the Consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2020. The assumptions used to determine the fair value as of December 31, 2020 were:

December 31, 2020
Annual volatility	70.0%
Discount rate	9.3%

Increases or decreases in the discount rate would have inverse impacts on the fair value of the derivative liability, while changes in the volatility would have corresponding increases or decreases in the fair value of the derivative liability.

Total debt issuance costs of $2.3 million will be amortized over the 7-year contractual life of the 2027 Notes. The total unamortized discount of $110.3 million and $108.7 million as of November 17, 2020, and December 31, 2020, respectively, will be amortized over the remaining contractual life of the 2027 Notes. For the year ended December 31, 2020, interest expense on the 2027 Notes totaled $3.6 million. Amortization of debt issuance costs were immaterial for the year ended December 31, 2020. Amortization of the discount was $1.6 million for the year ended December 31, 2020. The effective interest rate on the liability component of the 2027 Notes was 10.5% as of December 31, 2020.

For the year ended December 31, 2020, no shares were issued upon conversion, exercise, or satisfaction of the required conditions. Refer to Note 12 — Supplemental equity information for details on the convertible debt's impact to diluted earnings per share under the if-converted method.

Permitted Financing Under the 2027 Notes

The Company may refinance the Remaining Term Loan with new first lien debt, as long as the new first lien debt satisfies the requirements of a Permitted Refinancing. New first lien debt will constitute a "Permitted Refinancing" so long as, among other things, (i) the principal amount of the new debt does not exceed the balance of the Remaining Term Loan (plus interest and fees), (ii) the all-in-yield of the new debt does not exceed 9.5% per annum and (iii) the other terms of the new debt are no less favorable to the Company.

Refer to Note 16 — Subsequent events for discussion of the refinancing of the Remaining Term Loan on February 9, 2021, as permitted by the Indenture. Holders of the 2027 Notes had the option to require the Company to repurchase their 2027 Notes at a price equal to 101.5% of par, which amount would increase by 1.5% on each three month anniversary of the issuance date of the 2027 Notes. The Indenture permits the Company to raise additional first lien or second lien debt to finance any such repurchases, subject to certain conditions set forth therein. No holders of the 2027 Notes exercised their option to require the Company to repurchase their 2027 Notes in connection with the refinancing of the Remaining Term Loan.

Acquisition Term Loan

On November 19, 2019, pursuant to the acquisition of Legacy Gannett, the Company entered into the Acquisition Term Loan, which matures on November 19, 2024. Origination fees totaled 6.5% of the total principal amount of the financing at closing.

In connection with the Exchange, the Company, the Guarantors, Alter Domus Products Corp., as administrative agent and collateral agent, and the lenders under the Acquisition Term Loan executed the Amendment which, among other things, (i) requires quarterly amortization payments in an amount equal to the interest rate savings resulting from the Exchange for the applicable quarter, (ii) increases the threshold under the requirement for prepayment of the Acquisition Term Loan with unrestricted cash and cash equivalents in excess of $40 million from $40 million to $70 million for the 2020 fiscal year and (iii) replaces Apollo's right to appoint directors to the Board in the event the gross leverage ratio exceeds certain thresholds with the right to increase the size of the Board of Directors and to nominate directors for election to the Board in the event the gross leverage ratio exceeds such thresholds. As of December 31, 2020, the total gross leverage ratio exceeded certain thresholds, whereby Apollo had the right to nominate one voting director. As of December 31, 2020, the Company is in compliance with all of the covenants and obligations under the Acquisition Term Loan. Upon the occurrence and during the continuance of an Event of Default (as defined in the Acquisition Term Loan), the interest rate increases by 2.0%. The proceeds from the 5-Year Term Loan were used to repay the Acquisition Term Loan (the "Payoff"), and we are no longer subject to the terms of the Acquisition Term Loan.

In connection with the Acquisition Term Loan, the Company incurred approximately $4.9 million of fees and expenses and $116.6 million of lender fees which were capitalized and will be amortized over the term of the Acquisition Term Loan using the effective interest method.

The Company used the proceeds of the Acquisition Term Loan to (i) partially fund the acquisition of Legacy Gannett, (ii) repay, prepay, repurchase, redeem, or otherwise discharge in full each of the existing financing facilities (as defined in the agreement and discussed in part below), and (iii) pay fees and expenses incurred to obtain the Acquisition Term Loan. The Company is permitted to prepay the principal of the Acquisition Term Loan, in whole or in part, at par plus accrued and unpaid interest, without any prepayment premium or penalty. The Acquisition Term Loan is guaranteed by the material wholly-owned subsidiaries of the Company, and all obligations of the Company and its subsidiary guarantors are or will be secured by first priority liens on certain material real property, equity interests, land, buildings, and fixtures. The Acquisition Term Loan contains customary representations and warranties, affirmative covenants, and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, fundamental changes, dispositions, dividends and other distributions, capital expenditures, and events of default.

As of December 31, 2020, the Company had $1.075 billion in aggregate principal outstanding under the Acquisition Term Loan, $2.4 million of deferred financing costs, and $54.0 million of capitalized lender fees. During the year ended December 31, 2020, the Company recorded $194.0 million in interest expense, $24.0 million in amortization of deferred financing costs, and $43.8 million related to loss on early extinguishment of debt, including $34.0 million related to the Exchange and $9.8 million related to early prepayments. During the year ended December 31, 2020, the Company paid interest of $217.5 million. The effective interest rate is 12.9%. As of December 31, 2020, the Company reclassified $128.4 million of the Acquisition Term Loan to the Current portion of long-term debt on the Consolidated balance sheets, which represents (i) 50% of the Company's excess cash flow (as such term is defined in the Acquisition Term Loan) and (ii) quarterly amortization payments in an amount equal to the interest rate savings resulting from the Exchange measured at the end of 2020.

Senior Convertible Notes due 2024

On April 9, 2018, Legacy Gannett completed an offering of 4.75% convertible senior notes (the "2024 Notes"), with an initial offering size of $175.0 million aggregate principal amount. As part of the offering, the initial purchaser of the 2024 Notes exercised its option to purchase an additional $26.3 million aggregate principal amount of notes, resulting in total aggregate principal of $201.3 million and net proceeds of approximately $195.3 million. Interest on the 2024 Notes is payable semi-annually in arrears. The 2024 Notes mature on April 15, 2024 with the earliest redemption date being April 15, 2022. The stated conversion rate of the notes is 82.4572 shares per $1,000 in principal or approximately $12.13 per share.

Upon conversion, we have the option to settle in cash, shares of our common stock, or a combination of the two. Additionally, holders may convert the 2024 Notes at their option prior to January 15, 2024, only if one or more of the following conditions are present: (i) if, during any 20 of the 30 trading days immediately preceding a quarter end, our common stock trading price is 130% of the stated conversion price, (ii) if, during the 5 business day period after any 10 consecutive trading day period, the trading price per $1,000 principal amount of notes is less than 98% of the product of (a) the last reported sale price of the Company's common stock and (b) the conversion rate on each such trading day, or (iii) a qualified change in control event occurs. Depending on the nature of the triggering event, the conversion rate may also be subject to adjustment.

The Company's acquisition of Legacy Gannett constituted a Fundamental Change and Make-Whole Fundamental Change under the terms of the indenture governing the 2024 Notes. At the acquisition date, the Company delivered to the holders of the 2024 Notes a notice offering the right to surrender all or a portion of their notes for cash on December 31, 2019. Holders were required to surrender their notes by December 30, 2019, and in return, the Company redeemed the 2024 Notes for either (i) cash at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest from October 15, 2019, to December 29, 2019, or (ii) converted equity plus cash at the stated conversion rate of 82.4572 shares per $1,000 in principal, comprised of 0.5427 shares of Parent common stock, plus $6.25 of cash. On December 31, 2019, the Company completed the redemption of $198.0 million in aggregate principal in exchange for cash.

As of December 31, 2020 and 2019, the $3.3 million principal value of the 2024 Notes is reported as Convertible debt in the Consolidated balance sheets. The effective interest rate on the notes was 6.05% as of December 31, 2020. During the year ended December 31, 2020, the Company recorded $0.2 million in interest expense, of which $0.1 million is cash interest paid on aforementioned redemption.

Future debt obligation payments

Future debt obligation payments are as follows:

In thousands	Year ended December 31,
2021	$128,065
2022	27,340
2023	27,340
2024	895,705
2025	—
Thereafter	497,094
Total debt obligations	$1,575,544

NOTE 9 — Pensions and other postretirement benefit plans
The Company, along with our subsidiaries, sponsor various defined benefit plans, including plans established under collective bargaining agreements. Our retirement plans include: the Gannett Retirement Plan ("GR Plan"), the Newsquest and Romanes Pension Schemes in the U.K. ("U.K. Pension Plans"), the Newspaper Guild of Detroit Pension Plan, the George W. Prescott Publishing Company Pension Plan (the "GWP Plan") and the Times Publishing Company Defined Benefit Pension Plan (the "TPC Plan") plan. The GWP Plan was amended to freeze all future benefit accruals by December 31, 2008, except for a select group of union employees whose benefits were frozen in 2009, the GR Plan was amended to freeze all future benefit accruals by August 1, 2008, except for a select group of unions and the TPC Plan was frozen as of May 31, 2007, prior to the Company's acquisition of the TPC Plan.

The Company also maintains several postretirement medical and life insurance plans which cover certain employees. We provide health care and life insurance benefits to certain retired employees who meet age and service requirements. Most of our retirees contribute to the cost of these benefits and retiree contributions are increased as actual benefit costs increase. The cost of providing retiree health care and life insurance benefits is actuarially determined. Our policy is to fund benefits as claims and premiums are paid. We use a December 31 measurement date for these plans.

The following table presents the change in the projected benefit obligation for the years ended December 31:

	Pension Benefits		Postretirement Benefits
In thousands	2020	2019	2020	2019
Projected benefit obligation at beginning of period	$2,973,182	$74,190	$73,667	$4,330
Service cost	2,618	999	105	17
Interest cost	82,581	12,408	2,315	419
Change in prior service cost	1,905	—	—	—
Actuarial (gain) loss	257,110	3,701	6,648	(484)
Foreign currency translation	38,003	11,812	—	—
Benefits and expenses paid	(187,014)	(111,842)	(7,149)	(1,117)
Acquisitions	—	2,981,914	—	70,325
Settlements	(6,336)	—	—	—
Participant contributions	—	—	—	200
Administrative expenses	(903)	—	—	—
Employer implicit subsidy fulfilled	—	—	—	(23)
Projected benefit obligation at end of period	$3,161,146	$2,973,182	$75,586	$73,667

The following table presents the change in the fair value of plan assets for the years ended December 31 and the plans’ funded status at December 31:

	Pension Benefits		Postretirement Benefits
In thousands	2020	2019	2020	2019
Fair value of plan assets at beginning of period	$2,856,296	$54,035	$—	$—
Actual return on plan assets	481,311	38,054	—	—
Employer contributions	41,018	91,466	7,078	844
Participant contributions	—	—	—	164
Acquisitions	—	2,771,796	—	—
Settlements	(6,322)	—	—	—
Benefits paid	(187,014)	(111,022)	(7,078)	(1,008)
Administrative expenses	(903)	—	—	—
Foreign currency translation	40,986	12,787	—	—
Expenses paid	—	(820)	—	—
Fair value of plan assets at end of period	$3,225,372	$2,856,296	$—	$—
Funded status at end of period	64,226	(116,886)	(75,586)	(73,667)
Unrecognized actuarial (gain) loss	(69,640)	(4,527)	5,195	(1,518)
Unrecognized prior service cost	1,905	—	—	—
Net accrued benefit cost	(3,509)	(121,413)	(70,391)	(75,185)

Amounts recognized in the Consolidated balance sheets at December 31 are listed below:

	Pension Benefits		Postretirement Benefits
In thousands	2020	2019	2020	2019
Other assets	$95,180	$58,818	$—	$—
Accounts payable and accrued liabilities	332	6,771	6,443	6,694
Pension and other postretirement benefit obligations	30,622	168,933	69,143	66,973
Accumulated other comprehensive (loss) income	67,735	4,527	(5,195)	1,518
Net accrued benefit cost	$(3,509)	$(121,413)	$(70,391)	$(75,185)

Accumulated pension benefit obligations were $3.2 billion and $3.0 billion as of December 31, 2020 and 2019, respectively. For the Funded plans, the fair value of plan assets exceeds the projected benefit obligation and accumulated benefit obligation. For the Underfunded plans, the projected benefit obligation and accumulated benefit obligation exceed the fair value of plan assets. Information about funded and unfunded pension plans at December 31:

	Funded plans		Underfunded plans
In thousands	2020	2019	2020	2019
Projected benefit obligation	$2,957,432	$932,357	$203,714	$2,040,825
Accumulated benefit obligation	2,956,973	932,357	201,755	2,039,075
Fair value of plan assets	3,052,612	991,173	172,760	1,865,123

Net periodic benefit cost and amounts recognized in Other comprehensive income (loss)

The combined net pension and postretirement benefit recognized in the Consolidated statements of operations was $69.4 million, $8.1 million and $0.8 million for the years ended December 31, 2020, December 31, 2019, and December 30, 2018, respectively.

The following table presents the components of net periodic benefit expense (benefit) at December 31, 2020, December 31, 2019 and December 30, 2018:

	Pension Benefits			Postretirement Benefits
In thousands	2020	2019	2018	2020	2019	2018
Components of net periodic benefit cost:
Operating expenses:
Service cost	$2,618	$999	$606	$105	$17	$7
Non-operating expenses:
Interest cost	82,581	12,408	2,775	2,315	419	153
Expected return on plan assets	(157,082)	(22,303)	(4,452)	—	—	—
Amortization of unrecognized loss (gain)	102	158	113	(65)	(72)	(24)
Other adjustment	—	305	—	—	—	—
Non-operating (income) expense included in Other (income) expense	(74,399)	(9,432)	(1,564)	2,250	347	129
Net periodic expense (benefit)	$(71,781)	$(8,433)	$(958)	$2,355	$364	$136
Other changes in plan assets and benefit obligations recognized in Other comprehensive income (loss):
Net actuarial loss (gain)	$(67,119)	$(12,050)	$1,872	$6,648	$(484)	$(363)
Change in prior service cost	1,905	—	—	—	—	—
Amortization of net actuarial gain (loss)	(102)	(158)	(113)	65	72	24
Other adjustment	2,108	(305)	—	—	—	—
Amount recognized in Other comprehensive income (loss)	$(63,208)	$(12,513)	$1,759	$6,713	$(412)	$(339)

The aggregate amount of net actuarial gain related to the Company’s pension plans recognized in other comprehensive (loss) income as of December 31, 2020 was $67.1 million.

Assumptions

The following assumptions were used in connection with the Company’s actuarial valuation of its pension plans and postretirement benefit obligations at December 31:

	Pension Benefits		Postretirement Benefits
	2020	2019	2020	2019
Weighted average discount rate	2.2%	2.9%	2.6%	3.3%
Rate of increase in future compensation levels (a)	2.0%	2.0%	N/A	N/A
Current year medical trend	N/A	N/A	5.5%	5.9%
Ultimate year medical trend	N/A	N/A	4.5%	4.5%
Year of ultimate trend	N/A	N/A	2025	2034
(a) Relates only to the GR Plan, the 2015 SERP and the Newspaper Guild of Detroit defined benefit pension plans.

The following assumptions were used to calculate the net periodic benefit cost for the Company’s pension plans and postretirement benefit obligations at December 31, 2020 and 2019 and December 30, 2018:

	Pension Benefits			Postretirement Benefits
	2020	2019	2018	2020	2019	2018
Weighted average discount rate	2.9%	3.1%	3.5%	3.3%	3.3%	3.3%
Rate of increase in future compensation levels (a)	2.0%	2.0%	—%	N/A	N/A	N/A
Weighted average expected return on assets	5.8%	6.1%	7.5%	N/A	N/A	N/A
Current year medical trend	N/A	N/A	N/A	6.0%	6.1%	6.4%
Ultimate year medical trend	N/A	N/A	N/A	4.5%	4.5%	4.5%
Year of ultimate trend	N/A	N/A	N/A	2025	2035	2026
(a) Relates only to the GR Plan, the 2015 SERP and the Newspaper Guild of Detroit defined benefit pension plans.

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

The weighted average target asset allocation of our plans for 2021 and allocations at the end of 2020 and 2019, by asset category, are presented in the table below:

	Target Allocation	Allocation of Plan Assets
	2021	2020	2019
Equity securities	30%	36%	39%
Debt securities	52%	50%	46%
Alternative investments(a)	18%	14%	15%
Total	100%	100%	100%
(a)Alternative investments include real estate, private equity and hedge funds.

During the year ended December 31, 2020, we contributed $41.0 million and $7.1 million to our pension and other postretirement plans, respectively. In response to the COVID-19 pandemic, the GR Plan in the U.S. has deferred certain contractual contributions and negotiated a contribution payment plan of $5 million per quarter starting December 31, 2020, through the end of September 30, 2022. Additionally, $11 million in minimum required contributions for the 2019 plan year, as required by the Employee Retirement Income Security Act of 1974 ("ERISA"), were deferred until January 4, 2021 and have been paid.

Expected Future Benefit Payments

We expect to make the following benefit payments, which reflect expected future service. The amounts below represent the benefit payments for our pension plans.

In thousands	Pension Benefits	Postretirement Benefits
2021	$196,340	$6,415
2022	192,772	6,130
2023	188,865	5,840
2024	187,303	5,543
2025	184,634	5,238
Thereafter	818,771	22,044

The amounts above exclude the participants' share of the benefit cost. We expect no subsidy benefits for 2021 and beyond.

Employer contributions, for the Company's defined benefit pension plans, expected to be paid during the year ending December 31, 2021, is $58.2 million.

Multiemployer plans

The Company is a participant in six multiemployer pension plans covering certain employees with collective bargaining agreements ("CBAs"). The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

•The Company plays no part in the management of plan investments or any other aspect of plan administration;

•Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers;
•If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and
•If the Company chooses to stop participating in some of its multiemployer plans, the Company may be required to pay those plans an amount based on the unfunded status of the plan, referred to as withdrawal liability.

The Company’s participation in these plans for the year ended December 31, 2020, is outlined in the table below. The "EIN/Pension Plan Number" column provides the Employee Identification Number (EIN) and the three-digit plan number. Unless otherwise noted, the two most recent Pension Protection Act (PPA) zone statuses available are for the plans for the years ended December 31, 2020, and December 31, 2019, respectively. The zone status is based on information the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded; plans in the orange zone are both (i) less than 80% funded and (ii) have an accumulated/expected funding deficiency in any of the next six plan years, net of any amortization extensions; plans in the yellow zone meet either one of the criteria mentioned in the orange zone; and plans in the green zone are at least 80% funded. The "FIP/RP Status Pending/Implemented" column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject. The Company makes all required contributions to these plans as determined under the respective CBAs. For each of the plans listed below, the Company’s contribution represented less than 5% of total contributions to the plan.

	EIN Number/Plan Number	Zone Status Year Ended		FIP/RP Status Pending/Implemented	Contributions (In thousands)			Surcharge Imposed	Expiration Dates of CBAs
Pension Plan Name		December 31, 2020	December 31, 2019		2020	2019	2018
CWA/ITU Negotiated Pension Plan	13-6212879/001	Red	Red	Implemented	$393	$51	$9	No	Under negotiation
GCIU—Employer Retirement Benefit Plan(a)	91-6024903/001	Red	Red	Implemented	89	75	78	No	1/5/2022
The Newspaper Guild International Pension Plan(a)	52-1082662/001	Red	Red	Implemented	92	31	19	No	Under negotiation and June 8, 2019
IAM National Pension Plan(a) (b)	51-6031295/002	Red	Red	Implemented	173	11	—	Yes	1/7/2022
Teamsters Pension Trust Fund of Philadelphia and Vicinity(a)	23-1511735/001	Yellow	Yellow	Implemented	1,218	139	—	N/A	(c)
Central Pension Fund of the International Union of Operating Engineers and Participating Employers(a)	36-6052390/001	Green as of Jan. 31, 2020	Green as of Jan. 31, 2019	N/A	59	6	—	N/A	1/10/2022
Total					$2,024	$313	$106
(a)This plan has elected to utilize special amortization provisions provided under the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010.
(b)The trustees of this plan have voluntarily elected to put the fund in critical status to strengthen its funding position.
(c)In February 2018, an interim agreement was executed to maintain the terms and contributions of the plan past the expiration date of 12/31/2017. This agreement is subject to additional negotiation.

The Company assumed three multiemployer plan withdrawal liabilities in connection with the acquisition of Legacy Gannett. The liability on the acquisition date was estimated to be approximately $40.8 million, excluding interest. The penalties are payable over 20 years. The total unpaid balance for the Company's withdrawal liabilities as of December 31, 2020, is approximately $45.1 million.

Defined contribution plans

In connection with the acquisition of Legacy Gannett, the Company assumed sponsorship of the Gannett Co., Inc. 401(k) Savings Plan, which was renamed the Gannett Media Corp 401(k) Savings Plan (the "Gannett 401(k) Plan") effective January 1, 2021. On January 1, 2021, the New Media Investment Group Inc. Retirement Savings Plan (the "New Media 401(k) Plan") was merged into the Gannett 401(k) Plan (collectively, the "Savings Plans") and the New Media 401(k) Plan was discontinued.

Under the Gannett 401(k) Plan, employees are immediately eligible to participate, while under the New Media 401(k) Plan, eligible employees were required to satisfy certain age and service requirements to participate. Effective January 1, 2021, employees covered under collective bargaining agreements are eligible to participate in the Gannett 401(k) Plan only if participation has been bargained, unless previously eligible in the New Media 401(k) Plan. Employees covered by the Gannett

401(k) Plan can elect to save up to 75% of compensation on a pre-tax basis, subject to IRS limitations and for most participants, the plan's matching formula was 100% of the first 4% of employee contributions and 50% on the next 2% of employee contributions. Under the New Media 401(k) Plan, eligible employees were able to contribute up to 100% of their eligible compensation, subject to IRS limitations. The New Media 401(k) Plan also provided for discretionary matching and non-elective contributions that could be made in separate amounts among different allocation groups. Matching contributions to the Savings Plans, with the exception of certain employees covered under collective bargain agreements, were suspended in August 2020 and have not resumed. For the years ended December 31, 2020, December 31, 2019, and December 30, 2018, the Company's matching contributions to the Savings Plans were $16.0 million, $4.9 million and $4.0 million.

NOTE 10 — Fair value measurement

In accordance with ASC 820, "Fair Value Measurement," fair value measurements are required to be disclosed using a three-tiered fair value hierarchy which distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Level 1 refers to fair values determined based on quoted prices in active markets for identical assets or liabilities, Level 2 refers to fair values estimated using significant other observable inputs and Level 3 includes fair values estimated using significant unobservable inputs.

As of December 31, 2020, and December 31, 2019, assets and liabilities recorded at fair value and measured on a recurring basis primarily consist of pension plan assets. As permitted by GAAP, we use net asset values ("NAV") as a practical expedient to determine the fair value of certain investments. These investments measured at NAV have not been classified in the fair value hierarchy.

The Acquisition Term Loan is recorded at carrying value, which approximates fair value, in the Consolidated balance sheets and is classified as Level 3. Refer to additional discussion regarding fair value of the 2027 Notes, including debt and embedded derivative components in Note 8 — Debt.

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). Assets held for sale (Level 3) are measured on a nonrecurring basis and are evaluated using executed purchase agreements, letters of intent or third-party valuation analyses when certain circumstances arise. At December 31, 2020 and December 31, 2019, the Company had Assets held for sale of $14.7 million and $25.5 million, respectively.

The following table sets forth by level, within the fair value hierarchy, the fair values of assets and liabilities related to the following pension plans: the (i) GWP Plan, (ii) TPC Plan, (iii) GR Plan, (iv) U.K. Pension Plans and (v) Newspaper Guild of Detroit Pension Plan as of December 31, 2020:

Pension Plan Assets and Liabilities as of December 31, 2020
In thousands	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$14,975	$4,577	$—	$19,552
Corporate common stock	517,123	—	—	517,123
Real estate	—	1,096	125,929	127,025
Interest in common/collective trusts:
Equities	19,398	559,190	—	578,588
Fixed income	23,481	1,427,963	—	1,451,444
Interest in 103-12 investment entities	—	76,430	—	76,430
Partnership/joint venture interests	—	—	174,789	174,789
Hedge funds	—	—	113,850	113,850
Derivative contracts	3,307	—	2	3,309
Total plan assets at fair value excluding those measured at NAV	$578,284	$2,069,256	$414,570	$3,062,110
Instruments measured at NAV using the practical expedient:
Real estate funds				10,581
Interest in common/collective trusts:
Equities				48,632
Fixed income				53,178
Partnership/joint venture interests				53,377
Total plan assets at fair value				$3,227,878
Liabilities:
Derivative liabilities	$—	$(498)	$(2,008)	$(2,506)
Total plan liabilities at fair value	$—	$(498)	$(2,008)	$(2,506)

The following table set forth a summary of changes in the fair value of the Level 3 pension plan assets and liabilities that for the year ended December 31, 2020:

		Actual Return on Plan Assets
In thousands	Balance at Beginning of Year	Relating to Assets Still Held at Report Date	Relating to Assets Sold During the Period	Purchases	Sales	Settlements	Balance at End of Year
Assets:
Real estate	$99,223	$2,556	$—	$24,150	$—	$—	$125,929
Partnership/joint venture interests	149,018	2,845	—	54,543	(31,617)	—	174,789
Hedge funds	123,126	5,724	—	—	—	(15,000)	113,850
Derivative contracts	5	(3)	—	—	—	—	2
Total assets	$371,372	$11,122	$—	$78,693	$(31,617)	$(15,000)	$414,570
Liabilities:
Derivative liabilities	$2,008	$—	$—	$—	$—	$—	$2,008
There were no transfers between Levels 1 and 2 for the year ended December 31, 2020.

The following table sets forth by level, within the fair value hierarchy, the fair values of assets and liabilities related to the following pension plans: the (i) GWP Plan, (ii) TPC Plan, (iii) GR Plan, (iv) U.K. Pension Plans and (v) the Newspaper Guild of Detroit Pension Plan as of December 31, 2019:

Pension Plan Assets and Liabilities as of December 31, 2019
In thousands	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$27,884	$4,003	$—	$31,887
Corporate common stock	537,295	—	—	537,295
Real estate	—	$1,202	99,223	100,425
Interest in registered investment companies:
Equities	19,191	523,300	—	542,491
Fixed income	27,237	1,124,852	—	1,152,089
Interest in 103-12 investment entities	—	81,326	—	81,326
Partnership/joint venture interests	—	—	149,018	149,018
Hedge funds	—	—	123,126	123,126
Derivative contracts	—	—	5	5
Total plan assets at fair value, excluding those measured at NAV	$611,607	$1,734,683	$371,372	$2,717,662
Assets measured at NAV using the practical expedient:
Real estate				10,966
Interest in common/collective trusts:
Equities				41,547
Fixed income				52,116
Partnership/joint venture interests				37,145
Total plan assets at fair value				$2,859,436
Liabilities:
Derivative liabilities	$(634)	$(498)	$(2,008)	$(3,140)
Total plan liabilities at fair value	$(634)	$(498)	$(2,008)	$(3,140)

For the year ended December 31, 2019, the Company applied the practical expedient for certain assets where the NAV of the fund was available from the administrator but was not provided to the Company on a daily basis. As a result, at December 31, 2019, the Company presented these funds as measured at NAV using the practical expedient. As the fair value of such assets was available to the Company on a daily basis, we have determined that the valuation of such assets should have been included in the fair value hierarchy in accordance with ASU 2018-09 and have reflected this in the fair value measurement table as of December 31, 2019 included above. The impact of this change was an increase in Interest in registered investment companies and Interest in 103-12 investment entities of $989.0 million in the fair value hierarchy and a corresponding decrease in those assets measured at NAV using the practical expedient as of December 31, 2019. There was no change to the total value of plan assets as of December 31, 2019.

The following table set forth a summary of changes in the fair value of the Level 3 pension plan assets and liabilities that for the year ended December 31, 2019:

			Actual Return on Plan Assets
In thousands	Balance at Beginning of Year	Level 3 Assets Acquired	Relating to Assets Still Held at Report Date	Relating to Assets Sold During the Period	Purchases	Sales	Settlements	Balance at End of Year
Assets:
Real estate	$—	$109,047	$(1,324)	$2,911	$—	$(11,411)	$—	$99,223
Partnership/joint venture interests	—	147,225	3,185	—	133	—	(1,525)	149,018
Hedge funds	—	121,588	1,538	—	—	—	—	123,126
Derivative contracts	—	4	1	—	—	—	—	5
Total assets	$—	$377,864	$3,400	$2,911	$133	$(11,411)	$(1,525)	$371,372
Liabilities:
Derivative liabilities	$—	$2,008	$—	$—	$—	$—	$—	$2,008

There were no transfers between Levels 1 and 2 for the year ended December 31, 2019.

Valuation methodologies used for pension plan assets and liabilities measured at fair value are as follows:
•Corporate common stock is valued primarily at the closing price reported on the active market on which the individual securities are traded;
•Investments in direct real estate have been valued by an independent qualified valuation professional in the U.K. using a valuation approach that capitalizes any current or future income streams at an appropriate multiplier. Investments in real estate funds are mainly valued utilizing the net asset valuations provided by the underlying private investment companies or through proprietary models with varying degrees of complexity;
•Interests in common/collective trusts and interests in 103-12 investments are primarily equity and fixed income investments valued using net asset values provided by the administrator of the underlying fund available daily to the Company. Unit price of common/collective trusts are often based on underlying investments which are traded on an active market. Where daily net asset values are not provided, interests in common/collective trusts and interests in 103-12 investments are valued either through the use of a net asset value as provided monthly by the fund family or fund company or through proprietary models with varying degrees of complexity. Shares in the common/collective trusts are generally redeemable upon request;
•Investments in partnerships and joint venture interests classified in Level 3 are valued based on an assessment of each underlying investment, considering items such as expected cash flows, changes in market outlook and subsequent rounds of financing. These investments are included in Level 3 of the fair value hierarchy because exit prices tend to be unobservable and reliance is placed on the above methods. Most of the partnerships are general leveraged buyout funds, others include a venture capital fund, a fund formed to invest in special credit opportunities, an infrastructure fund and a real estate fund. Interest in partnership investments could be sold on the secondary market but cannot be redeemed. Instead, distributions are received as the underlying assets of the funds are liquidated. As of December 31, 2020 and 2019, there are $6.6 million and $7.0 million, respectively, in unfunded commitments related to partnership/joint venture interests. One of the Plan's investments in partnerships and joint venture interests represents a limited partnership commingled fund valued using the net asset value as reported by the fund manager;
•Investments in hedge funds consist of hedge funds whose strategy is to produce a return uncorrelated with market movements. This fund is classified as a Level 3 because its valuation is derived from unobservable inputs and a proprietary assessment of the underlying investments. Shares in the hedge funds are generally redeemable twice a year or on the last business day of each quarter with at least 60 days written notice subject to a potential 5% holdback; and
•Derivatives primarily consist of forward and swap contracts. Forward contracts are valued at the spot rate, plus or minus forward points between the valuation date and maturity date. Swaps are valued at the mid-evaluation price using discounted cash flow models. Items in Level 3 are valued based on the market values of other securities for which they represent a synthetic combination.

We review appraised values, audited financial statements and additional information to evaluate fair value estimates from our investment managers and/or fund administrator.

NOTE 11 — Income taxes

The components of Net income (loss) before income taxes consist of the following:

	Year Ended
In thousands	December 31, 2020	December 31, 2019	December 30, 2018
Domestic	$(646,795)	$(206,270)	$20,019
Foreign	(59,052)	(914)	—
Total	$(705,847)	$(207,184)	$20,019

The Provision (benefit) for income taxes consists of the following:

	Year Ended
In thousands	December 31, 2020	December 31, 2019	December 30, 2018
Current:
Federal	$(6,896)	$113	$—
State and local	1,877	1,725	1,679
Foreign	1,744	(68)	—
Total current	(3,275)	1,770	1,679
Deferred:
Federal	(20,832)	(85,144)	(2,690)
State and local	(12,064)	(2,833)	2,923
Foreign	2,721	213	—
Total deferred	(30,175)	(87,764)	233
Provision (benefit) for income taxes	$(33,450)	$(85,994)	$1,912

The Provision (benefit) for income taxes varies from the Federal statutory tax rate as a result of the following differences:

	Year Ended
	December 31, 2020	December 31, 2019	December 30, 2018
Federal statutory tax rate	21.0%	21.0%	21.0%
Increase (decrease) in taxes resulting from:
State and local income taxes, net of federal benefit	1.4	0.7	21.1
Debt refinancing	(2.5)	—	—
Change in valuation allowance	(9.2)	22.6	(13.4)
Non-deductible meals, entertainment, and other expenses	(0.4)	(0.8)	5.0
Transaction costs	(0.1)	(2.0)	—
Goodwill Impairment	(5.5)	—	(24.1)
Effective tax rate	4.7%	41.5%	9.6%
*** Indicates a percentage that is not meaningful.

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented below:

	Year Ended
In thousands	December 31, 2020	December 31, 2019
Deferred tax liabilities:
Fixed Assets	$(31,439)	$(30,246)
Right of use asset	(82,275)	(83,588)
Convertible debt	(27,674)	—
Definite and indefinite lived intangible assets	(62,666)	(85,528)
Total deferred tax liabilities	$(204,054)	$(199,362)
Deferred tax assets:
Accrued compensation costs	33,325	32,719
Accrued liabilities	18,341	16,717
Disallowed interest	56,527	11,247
Goodwill	27,182	—
Pension and other postretirement benefit obligations	21,525	56,611
Partnership investments including impairments	3,837	7,971
Loss carryforwards	233,049	189,912
Lease liabilities	82,369	85,177
Derivative liability	32,534	—
Other	29,286	25,073
Total deferred tax assets	$537,975	$425,427
Less: Valuation allowance	(250,536)	(158,820)
Total net deferred tax assets	$287,439	$266,607
Noncurrent net deferred tax assets (liabilities)	$83,385	$67,245

In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the year ended December 31, 2020, the Company recorded $90 million of valuation allowances against its deferred tax assets. The Company considered all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets was needed. The Company reached the conclusion it was appropriate to record a valuation allowance against a portion of its federal deferred tax assets in light of available evidence. We relied on evidence shown by reversing taxable temporary differences, as well as expectations of future taxable income with the appropriate tax character. The increase in valuation allowance relates to non-deductible interest expense and capital loss carryforwards. During the year ended December 31, 2019, the Company released $46.9 million of valuation allowance against net deferred tax assets and federal net operating losses. The Company continues to maintain its existing valuation allowance against net deferred tax assets in many of its state and foreign jurisdictions as it is not believed to be more likely than not that its deferred tax assets will be realized in such jurisdictions.

The following table summarizes the activity related to our valuation allowance for deferred tax assets for the year ended December 31, 2020 (In thousands):

Balance at Beginning of Period	Additions/(Reductions) Charged to Expenses	Additions/(Reductions) for Acquisitions/Dispositions	Other Additions to (Deductions from) Reserves	Foreign Currency Translation	Balance at End of Period
$158,820	$90,444	$—	$—	$1,272	$250,536

The aforementioned valuation allowance relates to unamortizable intangible assets, nondeductible interest expense carryforwards, capital losses, state and foreign net operating losses and other tax attributes that are deemed unrealizable as of December 31, 2020.

As of December 31, 2020, the Company had $543.5 million of Federal net operating loss ("NOL") carryforwards, $219.7 million of Federal disallowed business interest expense carryforwards, $1.136 billion of apportioned state NOL carryforwards, and $194.3 million of foreign net NOL carryforwards, which are available to offset future taxable income. Additionally, as of December 31, 2020, the Company had $7.6 million of other business tax credits, $2.4 million of foreign tax credits, $5.8 million of state credits, and $34.7 million of foreign capital loss carryforwards. The Federal NOL carryforwards begin to expire in 2031 and the state NOL carryforwards began to expire in 2020. A portion of the NOL's are subject to the limitations of Internal Revenue Code Section 382. This section provides limitations on the availability of NOL's to offset current taxable income if significant ownership changes have occurred for federal tax purposes.

The following table summarizes the activity related to unrecognized tax benefits, excluding the federal tax benefit of state tax deductions:

	Year Ended
In thousands	December 31, 2020	December 31, 2019	December 30, 2018
Change in unrecognized tax benefits
Balance at beginning of year	$34,074	$1,190	$1,160
Additions based on tax positions related to the current year	6,617	658	—
Additions for tax positions of prior years	1,611	—	30
Reductions for tax positions of prior years	(1,417)	(352)	—
Increase due to current year business acquisitions	—	32,578	—
Balance at end of year	$40,885	$34,074	$1,190

At December 31, 2020, the Company’s uncertain tax positions of $39.5 million, if recognized, would impact the effective tax rate. It is reasonably possible that further adjustments to our unrecognized tax benefits may be made within the next twelve months due to audit settlements and regulatory interpretations of existing tax laws. At this time, an estimate of potential change to the amount of unrecognized tax benefits cannot be made. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. At December 31, 2020 and 2019, the accrual for uncertain tax positions included $2.6 million and $1.9 million of interest and penalties, respectively.

The Company files a Federal consolidated income tax return for which the statute of limitations remains open for the 2015 tax year and subsequent years. U.S. state jurisdictions have statute of limitations generally ranging from 3 to 6 years. The federal income tax returns for calendar years 2015-2017 for Legacy Gannett are under federal audit. The statute of limitations for the Company's U.K. income tax return remains open for tax years for 2018 and forward. Section 2303 of the Coronavirus Aid, Relief, and Economic Security (CARES) Act extended the carryback period for corporate net operating losses to five years. This law change permitted the Company to carry back a loss from 2019 to claim a $7.8 million refund.

NOTE 12 — Supplemental equity information

Earnings (loss) per share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Year Ended
In thousands	December 31, 2020	December 31, 2019	December 30, 2018
Net income (loss) attributable to Gannett	$(670,479)	$(119,842)	$18,196

Basic weighted average shares outstanding	131,742	67,671	58,014
Effect of dilutive securities: Stock options and restricted stock grants	—	—	385
Diluted weighted average shares outstanding	131,742	67,671	58,399

The Company excluded the following securities from the computation of diluted income per share because their effect would have been antidilutive:

	Year Ended
In thousands	December 31, 2020	December 31, 2019	December 30, 2018
Warrants	845	1,362	1,362
Stock options	6,068	2,905	700
Restricted stock grants (a)	7,694	9,494	—
2027 Notes (b)	27,482	—	—
(a) Includes Restricted stock awards ("RSA"), Restricted stock units ("RSU") and Performance stock units ("PSU").
(b) Represents 19.9% of Common Stock outstanding as of December 31, 2020.

The 2027 Notes may be converted at any time by the holders into cash, shares of the Company’s Common Stock or any combination of cash and Common Stock, at the Company’s election. Assuming the maximum increase in the Conversion Rate as a result of a Make-Whole Fundamental Change but no other adjustments to the Conversion Rate, the Company has excluded approximately 266.7 million shares from the earnings (loss) per share calculation as the Company would have been required to settle any conversion in cash for the year ended December 31, 2020.

Share repurchase program

On May 17, 2017, the Board of Directors authorized the repurchase of up to $100.0 million of the Company's common stock ("Share Repurchase Program") over twelve months following that date. The Board of Directors had authorized extensions of the Share Repurchase Program through May 19, 2020. The Plan expired on May 19, 2020 with no extension or replacement plan in place. No shares were repurchased under the program during 2020.

At-the-Market Offering

On August 6, 2020, we filed a shelf registration statement for an at-the-market ("ATM") offering, which is a type of follow-on offering of stock utilized by publicly traded companies in order to raise capital over time. Under the offering, we may offer and sell shares of Common Stock having an aggregate offering price of up to $50 million from time to time. We currently intend to use the net proceeds from sales of shares under the ATM program for general corporate purposes, including repayment of indebtedness. The timing of any sales will depend on a variety of factors, including the underlying price of our Common Stock and capital needs. We do not expect to utilize the shelf registration statement until such time that our stock rebounds to a level that management believes more fully reflects the Company’s underlying value. However, we believe that the shelf registration statement provides us with additional financing flexibility to efficiently access the capital markets when desired.

Manager stock options and warrants

Effective 11:59 p.m. on December 31, 2020, the Company’s relationship with FIG LLC (the "Manager") was terminated and all transfer restrictions contained in the Amended Management Agreement on shares of our common stock owned by the Manager, or acquired by the Manager upon the exercise of stock options to acquire common stock, lapsed.

Pursuant to the anti-dilution provisions of the New Media Nonqualified Stock Option and Incentive Award Plan (the "New Media Incentive Plan"), the exercise price on the 652,311 remaining stock options granted to the Manager in 2014 were equitably adjusted during the year ended December 31, 2019, from $12.95 to $11.46 as a result of return of capital distributions. Also, these stock options were equitably adjusted during the year ended December 31, 2020, from $11.46 to $9.94 as a result of return of capital distributions.

Pursuant to the anti-dilution provisions of the Incentive Plan, the exercise price on the 700,000 stock options granted to the Manager in 2015 were equitably adjusted during the year ended December 31, 2019, from $18.94 to $17.45 as a result of return of capital distributions. Also, these stock options were equitably adjusted during the year ended December 31, 2020, from $17.45 to $15.93 as a result of return of capital distributions.

Pursuant to the anti-dilution provisions of the Incentive Plan, the exercise price on the 862,500 stock options granted to the Manager in 2016 were equitably adjusted during the year ended December 31, 2019, from $13.24 to $11.75 as a result of return of capital distributions. Also, these stock options were equitably adjusted during the year ended December 31, 2020, from $11.75 to $10.23 as a result of return of capital distributions.

Pursuant to the anti-dilution provisions of the Incentive Plan, the exercise price on the 690,000 stock options granted to the Manager in 2018 were equitably adjusted during the year ended December 31, 2019, from $16.45 to $14.96 as a result of return of capital distributions. Also, these stock options were equitably adjusted during the year ended December 31, 2020, from $14.96 to $13.44 as a result of return of capital distributions.

In connection with the acquisition of Legacy Gannett, during 2019 the Company issued 4,205,607 shares of its common stock as consideration for the acquisition. For the purpose of compensating the Manager for its successful efforts in facilitating the acquisition, the Company granted stock options to the Manager to purchase 3,163,264 shares of the Company’s common stock at a price of $15.50, which had an aggregate fair value of approximately $0.3 million as of the grant date.

In addition to the above stock options, the Company has issued warrants collectively representing the right to acquire common stock at a future date. As of December 31, 2020, the warrants, if exercised would represent approximately 0.6% of common stock outstanding at a strike price of $46.35.

The following table includes additional information regarding the Manager stock options:

	Number of Options (In thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 30, 2018	2,905	$3.59	$15.31	7.3
Granted	3,163	$0.11	$15.50
Outstanding at December 31, 2019	6,068	$1.78	$14.70	8.2
Granted	—	$—	$—
Outstanding at December 31, 2020	6,068	$1.78	$13.97	7.2

Exercisable at December 31, 2020	4,276	$1.78	$13.33	6.4

Share-based compensation

Share-based payments to employees and the board of directors, including grants of stock options and restricted stock, are required to be recognized in the consolidated financial statements over the service period (generally the vesting period) based on fair values measured on grant dates, less forfeitures.

The Company recognized compensation cost for share-based payments of $26.4 million for the year ended December 31, 2020, $11.3 million for the year ended December 31, 2019, and $3.2 million for the year ended December 30, 2018. The total compensation cost not yet recognized related to non-vested awards as of December 31, 2020 was $17.6 million, which is expected to be recognized over a weighted average period of 1.9 years through November 2022.

Restricted stock grants ("RSG")

In connection with our acquisition of Legacy Gannett, the Company assumed management of the Gannett Co. Inc. 2015 Omnibus Incentive Compensation Plan (the "2015 Incentive Plan"). Pursuant to a Form S-8 filed with the SEC on November 20, 2019, we registered 16.4 million shares of common stock under this plan and two other plans assumed pursuant to the acquisition. Of this total, approximately 10.5 million shares of Legacy Gannett common stock under the Gannett Co. Inc. 2015 Omnibus Incentive Compensation Plan which were outstanding immediately prior to the acquisition were registered for issuance. On December 21, 2020, the Board authorized the freeze of the 2015 Incentive Plan such that no new awards will be granted pursuant to the 2015 Incentive Plan after such date. The Board also approved Amendment No. 1 to the Company's 2020 Omnibus Incentive Compensation Plan (the "2020 Incentive Plan") to make available for grant under the 2020 Incentive Plan the shares that remained available for issuance under the 2015 Incentive Plan as of such date, the use of which is subject to the limitations of Rule 303A.08 of the NYSE Listed Company Manual.

On February 26, 2020, the Company adopted the 2020 Incentive Plan to reinforce the long-term commitment to the Company's success of the Company's independent directors, officers and other employees and consultants, assist the Company in attracting and retaining individuals with experience and ability, and to benefit the Company's stockholders by encouraging high levels of performance by individuals whose performance is a key element in achieving the Company's continued success. The 2020 Incentive Plan amended and restated the prior New Media Incentive Plan. The 2020 Incentive Plan provides that if service terminates for certain specified conditions, all unvested shares of Restricted Stock may be forfeited. During the period prior to the lapse and removal of the vesting restrictions, a grantee of a Restricted Stock Award ("RSA") will have all the rights of a stockholder, including without limitation, the right to vote and the right to receive all dividends or other distributions. Any dividends or other distributions that are declared with respect to the shares of Restricted Stock will be paid at the time such shares vest. The value of the RSAs on the date of issuance is recognized in Selling, general, and administrative expense over the vesting period with a corresponding increase to additional paid-in-capital.

The following table outlines Restricted stock unit ("RSU") and Performance stock unit ("PSU") activity specific to Legacy Gannett:

	Year Ended
	December 31, 2020		December 31, 2019
	Number of RSUs & PSUs (In thousands)	Weighted- Average Grant Date Fair Value	Number of RSUs & PSUs (In thousands)	Weighted- Average Grant Date Fair Value
Unvested at beginning of year	7,368	$6.28	—	$—
Granted	282	0.90	10,466	6.28
Vested	(4,713)	6.27	(3,081)	6.28
Forfeited	(424)	2.81	(17)	6.28
Unvested at end of year	2,513	$6.28	7,368	$6.28

The following table outlines RSA activity for the Company:

	Year Ended
	December 31, 2020		December 31, 2019		December 30, 2018
	Number of RSAs (In thousands)	Weighted- Average Grant Date Fair Value	Number of RSAs (In thousands)	Weighted- Average Grant Date Fair Value	Number of RSAs (In thousands)	Weighted- Average Grant Date Fair Value
Unvested at beginning of year	317	$14.61	384	$16.11	342	$16.86
Granted	6,781	3.35	301	13.62	227	16.43
Vested	(1,280)	5.72	(274)	15.45	(170)	18.01
Forfeited	(637)	3.90	(94)	15.12	(15)	16.55
Unvested at end of year	5,181	$3.39	317	$14.61	384	$16.11

As of December 31, 2020, the consolidated aggregate intrinsic value of unvested RSGs was $25.9 million.

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

Under the Rights Agreement, the Board declared a non-taxable dividend of one preferred share purchase right for each outstanding share of Common Stock. The rights will be exercisable only if a person or group acquires 4.99% or more of Gannett’s Common Stock. Gannett’s existing stockholders that beneficially own in excess of 4.99% of the Common Stock are "grandfathered in" at their current ownership level and the rights then become exercisable if any of those stockholders acquire an additional 0.5% or more of Common Stock of the Company. If the rights become exercisable, all holders of rights, other than the person or group triggering the rights, will be entitled to purchase Gannett Common Stock at a 50% discount or Gannett may exchange each right held by such holders for one share of Common Stock. Rights held by the person or group triggering the rights will become void and will not be exercisable. The Board of Directors has the discretion to exempt any person or group from the provisions of the Rights Agreement.

The rights issued under the Rights Agreement will expire on the day following the certification of the voting results for Gannett’s 2021 annual meeting of stockholders, unless Gannett’s stockholders ratify the Rights Agreement at or prior to such meeting, in which case the Rights Agreement will continue in effect until April 5, 2023. The Board of Directors also has the ability to terminate the plan if it determines that doing so would be in the best interest of Gannett’s stockholders. The rights may also expire at an earlier date if certain events occur, as described more fully in the Rights Agreement filed by the Company with the SEC.

Preferred Stock

The Company has authorized 300,000 shares of preferred stock, par value $0.01 per share, issuable in one or more series designated by our board of directors, of which 150,000 shares have been designated as Series A Junior Participating Preferred Stock, none of which are outstanding. There were no issuances of preferred stock during the year ended December 31, 2020.

Accumulated other comprehensive income (loss)

The changes in Accumulated other comprehensive income (loss) by component for the years ended December 31, 2020, and December 31, 2019, are outlined below.

In thousands	Pension and Postretirement Benefit Plans	Foreign Currency Translation	Total
Balance at December 31, 2017	$(5,461)	$—	$(5,461)
Other comprehensive loss before reclassifications	(1,509)	—	(1,509)
Amounts reclassified from accumulated other comprehensive loss (a)	89	—	89
Net current period other comprehensive loss, net of taxes	(1,420)	—	(1,420)
Balance at December 30, 2018	$(6,881)	$—	$(6,881)
Other comprehensive income before reclassifications	7,731	7,266	14,997
Amounts reclassified from accumulated other comprehensive income (a)	86	—	86
Net current period other comprehensive income, net of taxes	7,817	7,266	15,083
Balance at December 31, 2019	$936	$7,266	$8,202
Other comprehensive income before reclassifications	39,479	2,466	41,945
Amounts reclassified from accumulated other comprehensive income (a) (b)	26	—	26
Net current period other comprehensive income, net of taxes	39,505	2,466	41,971
Balance at December 31, 2020	$40,441	$9,732	$50,173
(a)Accumulated other comprehensive income (loss) component represents amortization of actuarial loss and is included in the computation of net periodic benefit cost. See Note 9 — Pensions and other postretirement benefit plans.
(b) Amounts reclassified from accumulated other comprehensive loss are recorded net of tax impacts of $0.01 million for the year ended December 31, 2020.

Dividends

On April 1, 2020, the Company announced that in light of the unprecedented economic disruption and uncertainty caused by the COVID-19 pandemic, the Board of Directors had determined that it is in the best interests of stockholders for the Company to preserve liquidity by suspending the Company's quarterly dividend. Therefore, the Company did not pay dividends during the year ended December 31, 2020. During the year ended December 31, 2019, and December 30, 2018, the Company paid dividends of $1.52 and $1.49 per share of Common Stock, respectively.

NOTE 13 — Commitments, contingencies and other matters

Legal Proceedings

The Company is and may become involved from time to time in legal proceedings in the ordinary course of its business, including but not limited to such matters as libel, invasion of privacy, intellectual property infringement, wrongful termination actions, complaints alleging employment discrimination, and regulatory investigations and inquiries. In addition, the Company is involved from time to time in governmental and administrative proceedings concerning employment, labor, environmental, and other claims. Insurance coverage mitigates potential loss for certain of these matters. Historically, such claims and proceedings have not had a material adverse effect on the Company’s consolidated results of operations or financial position.

Environmental contingency

We assumed responsibility for certain environmental contingencies in connection with our acquisition of Legacy Gannett. More specifically, in March 2011, the Advertiser Company ("Advertiser"), a subsidiary that publishes the Montgomery Advertiser, was notified by the U.S. Environmental Protection Agency ("EPA") that it had been identified as a potentially responsible party ("PRP") for the investigation and remediation of groundwater contamination in downtown Montgomery, AL. The Advertiser is a member of the Downtown Environmental Alliance, which has agreed to jointly fund and conduct all required investigation and remediation. In 2016, the Advertiser and other members of the Downtown Environmental Alliance reached a settlement with the U.S. EPA regarding the costs the U.S. EPA spent to investigate the site. The U.S. EPA has transferred responsibility for oversight of the site to the Alabama Department of Environmental Management, which has approved the work plan for the additional site investigation that is currently underway. The Advertiser's final costs cannot be determined until the investigation is complete, a determination is made on whether any remediation is necessary, and contributions from other PRPs are finalized. In addition, neither our potential loss nor a range of potential loss in connection with the Advertiser's final costs can be estimated until such time as we can reasonably make such estimate based on the foregoing factors.

Other litigation

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

Other

Purchase obligations

We have future expected purchase obligations of $548.0 million related to printing contracts, licenses and IT support agreements, professional services, interactive marketing agreements, and other legally binding commitments. Amounts which we are liable for under purchase orders outstanding at December 31, 2020, are reflected in the Consolidated balance sheets as Accounts payable and are excluded from the amounts referred to above.

Self-insurance

We are self-insured for most of our employee medical coverage and for our casualty, general liability, and libel coverage (subject to a cap above which third-party insurance is in place). The liabilities, which are reflected in Accounts payable and Other long-term liabilities in the Consolidated balance sheets, are established on an actuarial basis with the advice of consulting actuaries and totaled $43.1 million and $65.4 million as of December 31, 2020 and December 31, 2019, respectively.

Redeemable noncontrolling interests

Equity purchase arrangements that are exercisable by the counterparty to the agreement and that are outside the sole control of the Company are accounted for in accordance with ASC 480-10-S99-3A and are classified as Redeemable noncontrolling interests in the Consolidated balance sheets.

NOTE 14 — Segment reporting

We define our reportable segments based on the way the Chief Operating Decision Maker (CODM), which is the Chief Executive Officer, manages the operations for purposes of allocating resources and assessing performance. Our reportable segments include the following:

•Publishing, which consists of our portfolio of local, regional, national, and international newspaper publishers. The results of this segment include local, classified, and national advertising revenues consisting of both print and digital advertising, circulation revenues from the distribution of our publications on our digital platforms, home delivery of our publications, single copy sales, and other revenues from commercial printing and distribution arrangements. The Publishing reportable segment is an aggregation of two operating segments: Domestic Publishing and the U.K.
•Digital Marketing Solutions, which is comprised of our digital marketing solutions subsidiaries ReachLocal and UpCurve. The results of this segment include advertising and marketing services revenues through multiple services including search advertising, display advertising, search optimization, social media, website development, web presence products, and software-as-a-service solutions.

In addition to the above operating segments, we have a corporate and other category that includes activities not directly attributable to a specific segment. This category primarily consists of broad corporate functions and includes legal, human resources, accounting, finance, and marketing, as well as other general business costs.

In the ordinary course of business, our reportable segments enter into transactions with one another. While intersegment transactions are treated like third-party transactions to determine segment performance, the revenues and expenses recognized by the segment that is the counterparty to the transaction are eliminated in consolidation and do not affect consolidated results.

The CODM uses Adjusted EBITDA to evaluate the performance of the segments and allocate resources. Adjusted EBITDA is a non-GAAP financial performance measure we believe offers a useful view of the overall operation of our businesses and may be different than similarly-titled non-GAAP financial measures used by other companies. We define Adjusted EBITDA as net income (loss) attributable to Gannett before: (1) Income tax expense (benefit), (2) Interest expense, (3) Gains or losses on early extinguishment of debt, (4) Non-operating pension income, (5) Unrealized (gain) loss on Convertible notes derivative, (6) Other Non-operating items, primarily equity income, (7) Depreciation and amortization, (8) Integration and reorganization costs, (9) Asset impairments, (10) Goodwill and intangible impairments, (11) Gains or losses on the sale or disposal of assets, (12) Share-based compensation expense, (13) Acquisition costs, (14) Gains or losses on the sale of investments, and (15) certain other non-recurring charges.

Management considers Adjusted EBITDA to be the appropriate metric to evaluate and compare the ongoing operating performance of our segments on a consistent basis across reporting periods as it eliminates the effect of items which we do not believe are indicative of each segment's core operating performance.

The following table presents information by segment:

In thousands	Publishing	Digital Marketing Solutions	Corporate and Other	Intersegment Eliminations	Consolidated
Year ended December 31, 2020
Advertising and marketing services - external sales	$1,295,158	$411,940	$3,146	$—	$1,710,244
Advertising and marketing services - intersegment sales	114,342	—	—	(114,342)	—
Circulation	1,391,983	—	13	—	1,391,996
Other	278,964	16,665	7,801	—	303,430
Total operating revenues	$3,080,447	$428,605	$10,960	$(114,342)	$3,405,670

Adjusted EBITDA (non-GAAP basis)	$459,195	$24,361	$(69,661)	$—	$413,895

Year ended December 31, 2019
Advertising and marketing services - external sales	$819,046	$131,003	$2,595	$—	$952,644
Advertising and marketing services - intersegment sales	78,539	—	—	(78,539)	—
Circulation	704,811	—	31	—	704,842
Other	190,256	18,239	1,928	—	210,423
Total operating revenues	$1,792,652	$149,242	$4,554	$(78,539)	$1,867,909

Adjusted EBITDA (non-GAAP basis)	$268,916	$(3,279)	$(41,766)	$—	$223,871

Year ended December 30, 2018
Advertising and marketing services - external sales	$704,945	$80,086	$1,546	$—	$786,577
Advertising and marketing services - intersegment sales	68,089	—	—	(68,089)	—
Circulation	574,961	—	2	—	574,963
Other	147,129	15,785	1,570	—	164,484
Total operating revenues	$1,495,124	$95,871	$3,118	$(68,089)	$1,526,024

Adjusted EBITDA (non-GAAP basis)	$220,415	$(6,404)	$(33,718)	$—	$180,293

The following table presents our reconciliation of Net income (loss) attributable to Gannett to Adjusted EBITDA:

	Year Ended
In thousands	December 31, 2020	December 31, 2019	December 30, 2018
Net income (loss) attributable to Gannett	$(670,479)	$(119,842)	$18,196
Provision (benefit) for income taxes	(33,450)	(85,994)	1,912
Interest expense	228,513	63,660	36,072
Loss on early extinguishment of debt	43,760	6,058	2,886
Non-operating pension income	(72,149)	(9,085)	(1,435)
Unrealized loss on Convertible notes derivative	74,329	—	—
Gain on sale of investments	(7,995)	—	—
Other non-operating (income) expense, net	(8,499)	(426)	597
Depreciation and amortization	263,819	111,882	84,791
Integration and reorganization costs	145,731	52,212	15,011
Acquisition costs	11,152	60,618	2,651
Asset impairments	11,029	3,009	1,538
Goodwill and intangible impairments	393,446	100,743	—
Net (gain) loss on sale or disposal of assets	(5,680)	4,723	(3,971)
Share-based compensation expense	26,350	11,324	3,156
Other items	14,018	24,989	18,889
Adjusted EBITDA (non-GAAP basis)	$413,895	$223,871	$180,293

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

NOTE 15 — Related party transactions

As of December 31, 2020, the Manager, which is an affiliate of Fortress Investment Group LLC ("Fortress"), and its affiliates owned approximately 4% of the Company’s outstanding stock. On November 18, 2020, 517,239 warrants held by Fortress were cancelled and as of December 31, 2020, the Manager and its affiliates held approximately 2% of the Company’s outstanding warrants. The Manager or its affiliates hold 6,068,075 stock options of the Company’s stock as of December 31, 2020. During the year ended December 31, 2020, no dividends were paid to Fortress and its affiliates. During both the years ended December 31, 2019, and December 30, 2018, Fortress and its affiliates were paid $1.0 million in dividends. Effective 11:59 p.m. on December 31, 2020, the Company’s relationship with the Manager was terminated.

For the year ended December 31, 2020, the Company's Chief Executive Officer was an employee of Fortress (or one of its affiliates), and his salary was paid by Fortress (or one of its affiliates). In connection with the termination of the Company’s relationship with the Manager, the Company’s Chief Executive Officer became employed by the Company as of January 1, 2021.

Termination of the Amended and Restated Management Agreement

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

On August 5, 2019, in connection with the execution of the Legacy Gannett acquisition agreement, the Company and the Manager entered into the Amended and Restated Management and Advisory Agreement (the "Amended Management Agreement"). Effective upon the consummation of the acquisition on November 19, 2019, the Amended Management Agreement replaced the Management Agreement. The Amended Management Agreement (i) established a termination date for the Manager’s services of December 31, 2021, in lieu of annual renewals of the term; (ii) reduced the "incentive fee" payable under the Amended Management Agreement from 25% to 17.5% for the remainder of the term; (iii) reduced by 50% the number of options that would otherwise be issuable in connection with the issuance of shares as consideration for the acquisition, and imposes a premium on the exercise price; (iv) eliminated the Manager’s right to receive options in connection with future equity raises by the Company; and (v) eliminated certain payments otherwise due at or after the end of the term of the prior management agreement. As discussed below, the Company’s relationship with the Manager terminated effective at 11:59 p.m. Eastern Time on December 31, 2020.

In connection with entering into the Amended Management Agreement and the occurrence of the consummation of the acquisition of Legacy Gannett, the Company issued to the Manager 4,205,607 shares of common stock and granted to the Manager stock options to acquire 3,163,264 shares of common stock.

On December 21, 2020, the Company entered into a Termination Agreement (the "Termination Agreement") with the Manager providing for the early termination of the Amended Management Agreement, effective at 11:59 p.m. Eastern Time on December 31, 2020. Upon termination of the Amended Management Agreement, the Manager ceased providing external management services to the Company, and the Manager no longer is the employer of the person serving in the role of Chief Executive Officer of the Company. In connection with the Termination Agreement, the Company made a one-time cash payment of $30.4 million to the Manager. In addition, all transfer restrictions contained in the Amended Management Agreement on shares of our common stock owned by the Manager, or acquired by the Manager upon the exercise of stock options to acquire common stock, lapsed. In connection with the termination of our relationship with the Manager, we extended offers of employment to certain employees of the Manager or its affiliates who provided services to the Company, including to our Chief Executive Officer. Certain indemnification and other obligations in the Amended Management Agreement survived the termination of our relationship with the Manager.

The following table provides the management and incentive fees recognized and paid to the Manager:

	Year Ended
In thousands	December 31, 2020	December 31, 2019	December 30, 2018
Management fee expense	$16,972	$10,992	$10,674
Incentive fee expense	—	4,067	11,143
Management fees paid	16,327	11,078	9,619
Incentive fees paid	2,602	6,675	14,129
Reimbursement for expenses	2,628	2,905	2,501

As of December 31, 2020, there was no outstanding liability for Management Agreement related fees and a liability of $6.5 million at December 31, 2019, included in Accounts payable and accrued liabilities on the Consolidated balance sheets.

NOTE 16 — Subsequent events

Term Loan Refinancing

On February 9, 2021, the Company entered into a five-year, senior-secured term loan facility with Citibank, N.A. in an aggregate principal amount of $1.045 billion (the "5-Year Term Loan"). The 5-Year Term Loan matures on February 9, 2026 and, at the Company's option, bears interest at the rate of the London Interbank Offered Rate plus a margin equal to 7.00% per annum or an alternate base rate plus a margin equal to 6.00% per annum. Accordingly, we are required to dedicate a substantial portion of cash flow from operations to fund interest payments.

The proceeds from the 5-Year Term Loan were used for the Payoff, and to pay fees and expenses incurred to obtain the 5-Year Term Loan and consummate the Payoff.

The 5-Year Term Loan will amortize quarterly at a rate of 10% per annum (or, if the ratio of Total Indebtedness secured on an equal priority basis with the 5-Year Term Loan (net of Unrestricted Cash) to Consolidated EBITDA (as such terms are defined in the 5-Year Term Loan) is equal to or less than a specified ratio, 5% per annum) payable in equal quarterly installments (the "Quarterly Amortization Installment"), beginning September 30, 2021. In addition, we will be required to repay the 5-Year Term Loan from time to time with (i) the proceeds of non-ordinary course asset sales and casualty and condemnation events, (ii) the proceeds of indebtedness that is not otherwise permitted under the 5-Year Term Loan and (iii) the aggregate amount of cash and cash equivalents on hand in excess of $100 million at the end of each fiscal year. The 5-Year

Term Loan is subject to a requirement to have minimum unrestricted cash of $30 million as of the last day of each fiscal quarter.

Following this transaction, total debt outstanding will be $1.545 billion, which will include the $1.045 billion 5-Year Term Loan, $497.1 million 2027 Notes, and $3.3 million 2024 Notes. In addition, we anticipate recording a loss on extinguishment of the Acquisition Term Loan and other fees of approximately $27 million.

Special Meeting of Stockholders

At the Special Meeting, our stockholders approved, for purposes of Rule 312.03(c) of the New York Stock Exchange, of the issuance of the maximum number of shares of Common Stock issuable upon conversion of the 2027 Notes. Following receipt of the stockholder approval, the Company has the flexibility to settle conversion of the 2027 Notes with shares of Common Stock in full (rather than cash of an equivalent value).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation and considering the material weakness discussed below, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2020. Additionally, our conclusion set forth in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Form 10-K"), incorrectly stated that, with the exception of the material weakness in our internal control over financial reporting described herein, our disclosure controls and procedures were effective as of December 31, 2019, and instead should have stated that our disclosure controls and procedures for such period were ineffective.

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

All internal control systems, no matter how well designed and tested, have inherent limitations, including, among other things, the possibility of human error, circumvention or disregard. Therefore, even those systems of internal controls that have been determined to be effective can provide only reasonable assurance that the objectives of the control system are met and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of our Chief Executive Officer and our Chief Financial Officer and with the participation of management, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in "Internal Control-Integrated Framework" (the "COSO" criteria) issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on management’s assessment using these criteria, we concluded that, as of December 31, 2020, there was a material weakness in our internal control over financial reporting related to the revenue recognition process, specifically related to the legacy New Media portion of our consolidated operations.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis. With respect to the aforementioned material weakness in the revenue recognition process, the Company’s conclusion is based on the aggregation of control deficiencies related to manual preventative and detective controls as well as information technology general controls primarily related to revenue recognition systems and processes. These deficiencies also contributed to control deficiencies identified in related accounts receivable and deferred revenue. This material weakness was previously identified by the Company in the 2019 Form 10-K. The material weakness described above did not result in a material misstatement to the Company’s consolidated financial statements for any period in the three-year period ended December 31, 2020. While we have implemented additional internal controls and procedures to help remediate this material weakness (as further described below under the heading "Remediation Plan"), it has yet to be fully remediated as of December 31, 2020.

Notwithstanding the identified material weakness, management, including our Chief Executive Officer and our Chief Financial Officer, believes the consolidated financial statements included in this Form 10-K fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with GAAP.

These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore we concluded that the deficiencies represent a material weakness and our internal control over financial reporting was not effective as of December 31, 2020.

The effectiveness of internal control over financial reporting as of December 31, 2020 has been audited by the Company’s independent registered public accounting firm, Ernst & Young LLP. Their assessment is included in the accompanying Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.

Remediation Plan

Management is committed to remediating the material weakness that has been identified. These remediation efforts, summarized below, are intended to both address the identified material weakness and to enhance our overall financial control environment. In this regard, our initiatives include:

•Organizational Enhancements – The Company has identified and implemented several organizational enhancements as follows: (i) the hiring, in July 2020, of a Corporate Controller, (ii) the hiring, in November 2020, of a Senior Vice President of Financial Shared Services, (iii) the centralization and consolidation of the previously federated, location specific accounting teams into the centralized Advertising and Circulation Finance teams, and (iv) the standardization of consistent accounting processes across the Company;
•Design Enhancements – The Company has established a project team to help re-design and remediate controls, including controls related to the review of disaggregated financial statements, centralization of monitoring and analytical review over revenues and the related accounts receivable and deferred revenue balances as well as the implementation of additional manual preventative and detective controls related to initiation and fulfillment;
•Training – Training was provided to relevant personnel reinforcing existing Company policies with regards to the appropriate steps and procedures required to be performed related to the execution and fulfillment of performance obligations, as well as the appropriate level of documentation required to evidence such transactions; and
•Technology Systems and Overall Integration – The Company continues to execute its enterprise wide integration plan, which includes the consolidation of revenue processes, internal controls and information technology systems across all North American business units. The integration projects include the migration to IT systems, inclusive of information technology general controls and implementation of automated controls, to more effectively address risks related contract initiation and fulfillment of performance obligations in the revenue recognition process.

When fully implemented and operational, we believe the measures described above will remediate the material weakness we have identified and strengthen our internal control over financial reporting. This material weakness will not be considered remediated until the remediated and/or newly implemented internal controls operate for a sufficient period of time and management has concluded, through testing, that these internal controls are operating effectively. We are working to have this material weakness remediated as soon as possible and progress has been made since this issue was originally identified in early 2020. Additionally, we are in the process of implementing further internal control, process and system improvements to address the material weakness. These improvements include taking steps to increase dedicated personnel, improve reporting processes, implement additional group-wide monitoring controls and further centralizing revenue processes and controls as part of our ongoing integration. We are committed to continuing to improve our internal control processes and will continue to review and assess our financial reporting controls and procedures on an ongoing basis. As we continue to evaluate and improve our internal control over financial reporting, our management may determine it is appropriate or necessary to take additional measures.

Changes in Internal Control Over Financial Reporting

Apart from the changes discussed above, there has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As a result of the COVID-19 pandemic, most of our workforce has shifted to a primarily work-from-home environment since March 2020. The change to remote working was rapid and while pre-existing controls were not specifically designed to operate in our current work-from-home operating environment, we believe that our internal control over financial reporting was not materially impacted. We are monitoring and assessing the COVID-19 pandemic's effect on our internal controls to minimize the impact on their design and effectiveness.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Gannett Co., Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Gannett Co., Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Gannett Co., Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and December 30, 2019, the related consolidated statements of operations and comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2020 consolidated financial statements, and this report does not affect our report dated February 26, 2021, which expressed an unqualified opinion thereon.

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

Tysons, VA
February 26, 2021

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information captioned "Information Concerning our Directors, Including the Director Nominees" under the heading "Proposal No. 1 Election of Directors," the information captioned "Executive Team and Named Executive Officers" under the heading "Compensation Discussion & Analysis," the information under the heading "Delinquent Section 16(a) Reports," and the information captioned "Statement on Corporate Governance," "Audit Committee," and "Nominating and Corporate Governance Committee" under the heading "Environmental, Social and Governance Matters" in our 2021 proxy statement is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION

The information under the headings "Compensation Discussion & Analysis," and "Compensation Committee Report" in our 2021 proxy statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information captioned "Equity Compensation Plan Information" under the heading "Compensation Discussion & Analysis" and the information under the heading "Common Stock Ownership of Certain Beneficial Owners and Management" in our 2021 proxy statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information captioned "Determination of Director Independence" under the heading "Environmental, Social and Governance Matters" and the information under the heading "Related Persons Transactions" in our 2021 proxy statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the heading "Proposal No. 2 Ratification of Appointment of Ernst & Young LLP as Independent Registered Public Accounting Firm" in our 2021 proxy statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)Financial Statements, Financial Statement Schedules and Exhibits.
(1)Financial Statements.
As listed in the Index to Financial Statements and Supplementary Data on page 62.
(2)Financial Statement Schedules.
All schedules are omitted as the required information is not applicable or the information is presented in the Consolidated financial statements or related notes.
(3)Exhibits.

Exhibit Number	Exhibit	Location

2.1	Agreement and Plan of Merger, dated as of August 5, 2019, by and among New Media Investment Group Inc., Gannett Co., Inc., Arctic Holdings LLC and Arctic Acquisition Corp.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed August 6, 2019.
2.2	First Amendment to Agreement and Plan of Merger, dated as of October 29, 2019, by and among New Media Investment Group Inc., Gannett Co., Inc., Arctic Holdings LLC and Arctic Acquisition Corp.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed October 30, 2019.
3.1	Amended and Restated Certificate of Incorporation of the Company.	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed August 2, 2018.
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed November 20, 2019.
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of Gannett Co., Inc.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed April 7, 2020
3.4	Amended and Restated Bylaws of the Company.	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed November 20, 2019.
4.1	Indenture (including Form of Note) with respect to 4.750% Convertible Senior Notes due 2024, dated as of April 9, 2018, between Gannett Co., Inc. and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to Legacy Gannett’s Current Report on Form 8-K, filed April 9, 2018.
4.2	First Supplemental Indenture, dated as of November 19, 2019, by and among Gannett Co., Inc., New Media Investment Group Inc., and U.S. Bank National Association.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed November 20, 2019.
4.3
Indenture with respect to 6.000% Convertible Senior Secured Notes due 2027, dated as of November 17, 2020, by and between Gannett Co., Inc., the Subsidiary Guarantors and U.S. Bank National Association, as trustee.
Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed November 18, 2020.
4.4	First Supplemental Indenture, dated as of December 21, 2020, by and between Gannett Co., Inc., the Subsidiary Guarantors from time to time party thereto and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed December 22, 2020.
4.5	Second Supplemental Indenture, dated as of February 9, 2021, by and between the Company, the Subsidiary Guarantors from time to time party thereto and U.S. Bank National Associations, as trustee.	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on 8-K, filed February 12, 2021.
4.6	Global Warrant Certificate of New Media Investment Group Inc. (amended).	Included in Exhibit 10.45.
4.7	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934.	Filed herewith.
4.8	Section 382 Rights Agreement, dated as of April 6, 2020, by and between Gannett Co., Inc. and American Stock Transfer & Trust Company LLC, as Rights Agent.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed April 7, 2020.

10.1	Credit Agreement, dated as of November 19, 2019, by and among Gannett Co., Inc., Gannett Holdings LLC, each person listed as a guarantor on the signature pages thereto, the lenders from time to time party thereto and Cortland Capital Market Services LLC, as collateral agent and administrative agent.
Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 20, 2019.
10.2	Amendment No. 1, dated as of December 9, 2019, to the Credit Agreement, by and among Gannett Co., Inc., Gannett Holdings LLC, each person listed as a guarantor on the signature pages thereto, the lenders from time to time party thereto and Cortland Capital Market Services LLC, as collateral agent and administrative agent.	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed May 7, 2020.
10.3	Amendment No. 2, dated as of April 6, 2020, to the Credit Agreement, by and among Gannett Co., Inc., Gannett Holdings LLC, each person listed as a guarantor on the signature pages thereto, the lenders from time to time party thereto and Cortland Capital Market Services LLC, as collateral agent and administrative agent.	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed May 7, 2020.
10.4	Amendment No. 3, dated as of October 30, 2020, to the Credit Agreement, by and among Gannett Co., Inc., Gannett Holdings LLC, each Guarantor party thereto, the lenders from time to time party thereto and Alter Domus Products Corp. as collateral and administrative agent.	Filed herewith.
10.5
Amendment No. 4, dated as of November 17, 2020, to the Credit Agreement, by and among Gannett Co., Inc., Gannett Holdings LLC, each Guarantor party thereto, the Lenders from time to time party thereto and Alter Domus Products Corp. as collateral and administrative agent.
Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed November 18, 2020.
10.6
Amendment No. 5, dated as of December 21, 2020, to the Credit Agreement, by and among Gannett Co., Inc., Gannett Holdings LLC, the lenders party thereto and Alter Domus Products Corp., as administrative agent and collateral agent.
Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed December 22, 2020.
10.7	Form of Registration Rights Agreement between New Media Investment Group Inc. and Omega Advisors, Inc.	Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form 10/A (File No. 001-36097), filed November 8, 2013.
10.8	Registration Rights Agreement, dated as of November 19, 2019, by and among Gannett Co., Inc., FIG LLC and such other persons from time to time party thereto.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 20, 2019.
10.9	Amendment No. 1, dated as of November 17, 2020, to the Registration Rights Agreement, by and among Gannett Co., Inc. and FIG LLC and such other persons from time to time party thereto.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed November 18, 2020.
10.10	Amended and Restated Management and Advisory Agreement, dated August 5, 2019, between New Media Investment Group Inc. and FIG LLC.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 6, 2019.
10.11	Termination Agreement dated as of December 21, 2020, by and between Gannett Co., Inc. and FIG LLC.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 22, 2020.
10.12	2020 Omnibus Incentive Compensation Plan, adopted as of February 26, 2020.*	Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed March 2, 2020.
10.13	Amendment No. 1 to 2020 Omnibus Incentive Compensation Plan.*	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed December 28, 2020.
10.14	Form of Nonqualified Stock Option Agreement between New Media Investment Group Inc. and Fortress Operating Entity I LP.*	Incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K, filed March 19, 2014.
10.15	Form of Nonqualified Stock Option Agreement between New Media Investment Group Inc. and Fortress Operating Entity I LP.	Included in Exhibit 10.10.
10.16	Form of Gannett Co., Inc. Director Award Agreement (2020 Omnibus Incentive Compensation Plan).*	Filed herewith.
10.17	Gannett Co., Inc. Form of Employee Restricted Stock Grant Agreement.*	Filed herewith.
10.18	2015 Omnibus Incentive Compensation Plan.*	Incorporated by reference to Exhibit 4.1 to Legacy Gannett’s Registration Statement on Form S-3, filed June 29, 2015.

10.19	Amendment No. 1 to 2015 Omnibus Incentive Compensation Plan.*	Incorporated by reference to Exhibit 10.1 to Legacy Gannett’s Current Report on Form 8-K, filed May 11, 2017.
10.20	Amendment No. 2 to 2015 Omnibus Incentive Compensation Plan.*	Incorporated by reference to Exhibit 10.1 to Legacy Gannett’s Current Report on Form 8-K, filed May 9, 2018.
10.21	Form of Gannett Co., Inc. Director Award Agreement (2015 Omnibus Incentive Compensation Plan).*	Filed herewith.
10.22	Form of Executive Officer Restricted Stock Unit Award Agreement (2019).*	Incorporated by reference to Exhibit 10.1 to Legacy Gannett’s Current Report on Form 8-K, filed December 12, 2018.
10.23	Form of Executive Officer Performance Shares Award Agreement (2019).*	Incorporated by reference to Exhibit 10.2 to Legacy Gannett’s Current Report on Form 8-K, filed December 12, 2018.
10.24	Form of Executive Officer Performance Units Award Agreement (2019).*	Incorporated by reference to Exhibit 10.3 to Legacy Gannett’s Current Report on Form 8-K, filed December 12, 2018.
10.25	2015 Change in Control Severance Plan, as amended and restated as of December 23, 2020.*	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed December 28, 2020.
10.26	Key Employee Severance Plan, as amended and restated as of December 23, 2020.*	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed December 28, 2020.
10.27	Offer Letter of Employment, dated August 4, 2019, by and between Gannett Co., Inc. and Paul J. Bascobert.*	Incorporated by reference to Exhibit 10.1 to Legacy Gannett’s Current Report on Form 8-K, filed August 6, 2019.
10.28	Transition Services Agreement, dated as of January 6, 2020, by and between Gannett Co., Inc. and Alison K. Engel.*	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 8, 2020.
10.29	Employment Retention Agreement, dated as of January 15, 2019, by and between Gannett Co., Inc. and Alison K. Engel.*	Incorporated by reference to Exhibit 10.1 to Legacy Gannett’s Current Report on Form 8-K, filed January 18, 2019.
10.30	Amended and Restated 401(k) Savings Plan of Gannett Co., Inc. as of January 1, 2019.*	Incorporated by reference to Exhibit 4.16 to the Company’s Post-Effective Amendment to Registration Statement on Form S-8 (Registration No. 333-233509), filed November 21, 2019.
10.31	Amendment No. 1 to 401(k) Savings Plan of Gannett Co., Inc. as of January 1, 2019.*	Incorporated by reference to Exhibit 4.17 to the Company’s Post-Effective Amendment to Registration Statement on Form S-8 (Registration No. 333-233509), filed November 21, 2019.
10.32	2015 Deferred Compensation Plan Rules for Pre-2005 Deferrals.*	Incorporated by reference to Exhibit 10.8 to Legacy Gannett’s Current Report on Form 8-K, filed June 30, 2015.
10.33	Amendment No. 1 to 2015 Deferred Compensation Plan Rules for Pre-2005 Deferrals.*	Incorporated by reference to Exhibit 10.2 to Legacy Gannett’s Current Report on Form 8-K, filed June 6, 2017.
10.34	Amendment No. 2 to 2015 Deferred Compensation Plan Rules for Pre-2005 Deferrals.*	Incorporated by reference to Exhibit 10.2 to Legacy Gannett’s Current Report on Form 8-K, filed August 1, 2018.
10.35	Amendment No. 3 to 2015 Deferred Compensation Plan Rules for Pre-2005 Deferrals.*	Incorporated by reference to Exhibit 10.4 to Legacy Gannett’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.
10.36	2015 Deferred Compensation Plan Rules for Post-2004 Deferrals.*	Incorporated by reference to Exhibit 10.9 to Legacy Gannett’s Current Report on Form 8-K, filed June 30, 2015.
10.37	Amendment No. 1 to 2015 Deferred Compensation Plan Rules for Post-2004 Deferrals.*	Incorporated by reference to Exhibit 10.1 to Legacy Gannett’s Current Report on Form 8-K, filed December 2, 2016.
10.38	Amendment No. 2 to 2015 Deferred Compensation Plan Rules for Post-2004 Deferrals.*	Incorporated by reference to Exhibit 10.1 to Legacy Gannett’s Current Report on Form 8-K, filed June 6, 2017.
10.39	Amendment No. 3 to 2015 Deferred Compensation Plan Rules for Post-2004 Deferrals.*	Incorporated by reference to Exhibit 10.1 to Legacy Gannett’s Current Report on Form 8-K, filed August 1, 2018.
10.40	Amendment No. 4 to 2015 Deferred Compensation Plan Rules for Post-2004 Deferrals.*	Incorporated by reference to Exhibit 10.2 to Legacy Gannett’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.
10.41	Amendment No. 5 to 2015 Deferred Compensation Plan Rules for Post-2004 Deferrals.*	Incorporated by reference to Exhibit 10.21 to Legacy Gannett’s Annual Report on Form 10-K, filed on February 27, 2019.

10.42	Amendment No. 6 to 2015 Deferred Compensation Plan Rules for Post-2004 Deferrals.*	Incorporated by reference to Exhibit 4.12 to the Company’s Post-Effective Amendment to Registration Statement on Form S-8 (Registration No. 333-233509), filed November 21, 2019.
10.43	Amendment No. 7 to 2015 Deferred Compensation Plan Rules for Post-2004 Deferrals.*	Filed herewith.
10.44	Form of Indemnification Agreement to be entered into by New Media Investment Group Inc. with each of its executive officers and directors.	Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form 10/A (File No. 001-36097), filed November 8, 2013.
10.45	Amended and Restated Warrant Agreement dated January 15, 2014, by and between New Media Investment Group Inc. and American Stock & Transfer Company, LLC.	Incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-192736), filed January 28, 2014.
10.46	Offer Letter Agreement, dated March 25, 2020, by and between Gannett Co., Inc. and Douglas E. Horne.*	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 6, 2020.
10.47	Exchange Agreement, dated as of November 17, 2020, by and among Gannett Co., Inc. and the other Persons party thereto.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 18, 2020.
10.48
Investor Agreement, dated as of November 17, 2020, by and among Gannett Co., Inc., the other Persons signatory thereto and such other Persons, if any, that from time to time become party thereto as Holders.
Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 18, 2020.
10.49	Gannett Co., Inc. Performance Restricted Stock Unit Grant Agreement, dated as of January 8, 2021.*	Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-251972), filed January 8, 2021.
10.50	Offer Letter Agreement, dated December 21, 2020, by and between Gannett Co., Inc. and Michael E. Reed.*	Filed herewith.
10.51
Credit Agreement dated as of February 9, 2021, among the Company, Gannett Holdings LLC, each Guarantor party thereto, the Lenders from time to time party thereto and Citibank, N.A., as collateral and administrative agent.
Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 12, 2021.
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
101
The following financial information from Gannett Co., Inc. Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL includes: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) Consolidated Statements of Cash Flows; (iv) Consolidated Statements of Equity; and (v) the Notes to Consolidated Financial Statements.
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

Dated: February 26, 2021	GANNETT CO., INC. (Registrant)

	By:	/s/ Douglas E. Horne
Douglas E. Horne
Chief Financial Officer and Chief Accounting Officer (principal financial and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Dated: February 26, 2021	/s/ Michael E. Reed
Michael E. Reed
Chief Executive Officer and
President (principal executive officer)

Dated: February 26, 2021	/s/ Douglas E. Horne
Douglas E. Horne
Chief Financial Officer and
Chief Accounting Officer (principal financial and principal accounting officer)

Dated: February 26, 2021	/s/ Theodore Janulis
Theodore Janulis, Director

Dated: February 26, 2021	/s/ John Jeffry Louis
John Jeffry Louis, Director

Dated: February 26, 2021	/s/ Maria Miller
Maria Miller, Director

Dated: February 26, 2021	/s/ Michael E. Reed
Michael E. Reed
Director, Chairman

Dated: February 26, 2021	/s/ Debra Sandler
Debra Sandler, Director

Dated: February 26, 2021	/s/ Kevin Sheehan
Kevin Sheehan, Director

Dated: February 26, 2021	/s/ Laurence Tarica
Laurence Tarica, Director

Dated: February 26, 2021	/s/ Barbara Wall
Barbara Wall, Director