Form 10-Q
period 2021-03-31
Gannett Co., Inc.
filed 2021-05-07
CIK 1579684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 4, 2021, 142,506,800 shares of the registrant's Common Stock were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our current views regarding, among other things, our future growth, results of operations, performance, and business prospects and opportunities, and are not statements of historical fact. Words such as "anticipate(s)," "expect(s)," "intend(s)," "plan(s)," "target(s)," "project(s)," "believe(s)," "will," "aim," "would," "seek(s)," "estimate(s)" and similar expressions are intended to identify such forward-looking statements.

Forward-looking statements are based on management’s current expectations and beliefs and are subject to a number of known and unknown risks, uncertainties, and other factors that could lead to actual results materially different from those described in the forward-looking statements. We can give no assurance our expectations will be attained. Our actual results, liquidity, and financial condition may differ from the anticipated results, liquidity, and financial condition indicated in these forward-looking statements. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause our actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others:

•General economic and market conditions;
•The competitive environment in which we operate;
•Risks and uncertainties associated with the ongoing COVID-19 pandemic;
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
•Risks and uncertainties associated with the transition from external management to self-management of the Company;
•Our ability to remediate a material weakness in our internal control over financial reporting; and
•Our ability to recruit and retain key personnel, as well as any shortage of skilled or experienced employees, including journalists.

Additional risk factors that could cause actual results to differ materially from our expectations include, but are not limited to, the risks identified by us under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2021, and the statements made in subsequent filings. Such forward-looking statements speak only as of the date they are made. Except to the extent required by law, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions, or circumstances on which any statement is based.

INDEX TO GANNETT CO., INC.
Q1 2021 FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GANNETT CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share data	March 31, 2021	December 31, 2020
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$163,505	$170,725
Accounts receivable, net of allowance for doubtful accounts of $17,124 and $20,843 as of March 31, 2021 and December 31, 2020, respectively	275,933	314,305
Inventories	32,457	35,075
Prepaid expenses and other current assets	118,082	116,581
Total current assets	589,977	636,686
Property, plant and equipment, net of accumulated depreciation of $369,899 and $362,029 as of March 31, 2021 and December 31, 2020, respectively	552,462	590,272
Operating lease assets	286,368	289,504
Goodwill	534,211	534,088
Intangible assets, net	797,862	824,650
Deferred tax assets	103,269	90,240
Other assets	190,302	143,474
Total assets	$3,054,451	$3,108,914

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$377,370	$378,246
Deferred revenue	190,699	186,007
Current portion of long-term debt	81,057	128,445
Other current liabilities	48,396	48,602
Total current liabilities	697,522	741,300
Long-term debt	888,086	890,323
Convertible debt	394,146	581,405
Deferred tax liabilities	16,280	6,855
Pension and other postretirement benefit obligations	95,542	99,765
Long-term operating lease liabilities	271,496	274,460
Other long-term liabilities	151,388	151,847
Total noncurrent liabilities	1,816,938	2,004,655
Total liabilities	2,514,460	2,745,955
Redeemable noncontrolling interests	(1,661)	(1,150)
Commitments and contingent liabilities (See Note 12)

Equity
Preferred stock, $0.01 par value, 300,000 shares authorized, of which 150,000 shares are designated as Series A Junior Participating Preferred Stock, none of which were issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock of $0.01 par value per share, 2,000,000,000 shares authorized, 144,443,628 shares issued and 142,541,701 shares outstanding at March 31, 2021; 139,494,741 shares issued and 138,102,993 shares outstanding at December 31, 2020	1,444	1,395
Treasury stock at cost, 1,901,927 shares and 1,391,748 shares at March 31, 2021 and December 31, 2020, respectively	(6,612)	(4,903)
Additional paid-in capital	1,421,977	1,103,881
Accumulated deficit	(928,753)	(786,437)
Accumulated other comprehensive income	53,596	50,173
Total equity	541,652	364,109
Total liabilities and equity	$3,054,451	$3,108,914
The accompanying notes are an integral part of these condensed consolidated financial statements.

GANNETT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended March 31,
In thousands, except per share amounts	2021	2020
Advertising and marketing services	$388,357	$487,010
Circulation	325,437	374,723
Other	63,290	86,949
Total operating revenues	777,084	948,682
Operating costs	477,798	566,463
Selling, general and administrative expenses	203,684	299,137
Depreciation and amortization	58,103	78,024
Integration and reorganization costs	13,404	28,254
Asset impairments	833	—
Net loss on sale or disposal of assets	4,745	657
Other operating expenses	10,576	5,969
Total operating expenses	769,143	978,504
Operating income (loss)	7,941	(29,822)
Interest expense	39,503	57,899
Loss on early extinguishment of debt	19,401	805
Non-operating pension income	(23,878)	(18,489)
Loss on Convertible notes derivative	126,600	—
Other (income) expense, net	(1,875)	1,590
Non-operating expense	159,751	41,805
Loss before income taxes	(151,810)	(71,627)
(Benefit) provision for income taxes	(9,109)	8,979
Net loss	(142,701)	(80,606)
Net loss attributable to redeemable noncontrolling interests	(385)	(454)
Net loss attributable to Gannett	$(142,316)	$(80,152)

Loss per share attributable to Gannett - basic	$(1.06)	$(0.61)
Loss per share attributable to Gannett - diluted	$(1.06)	$(0.61)

Other comprehensive income (loss):
Foreign currency translation adjustments	$3,037	$(14,033)
Pension and other postretirement benefit items:
Net actuarial gain	1,126	—
Amortization of net actuarial loss (gain)	20	(14)
Other	(554)	966
Total pension and other postretirement benefit items	592	952
Other comprehensive income (loss) before tax	3,629	(13,081)
Income tax provision (benefit) related to components of other comprehensive income (loss)	206	(4)
Other comprehensive income (loss), net of tax	3,423	(13,077)
Comprehensive loss	(139,278)	(93,683)
Comprehensive loss attributable to redeemable noncontrolling interests	(385)	(454)
Comprehensive loss attributable to Gannett	$(138,893)	$(93,229)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GANNETT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
In thousands	2021	2020
Operating activities
Net loss	$(142,701)	$(80,606)
Adjustments to reconcile net loss to operating cash flows:
Depreciation and amortization	58,103	78,024
Share-based compensation expense	3,423	11,577
Non-cash interest expense	6,118	56,160
Net loss on sale or disposal of assets	4,745	657
Loss on Convertible notes derivative	126,600	—
Loss on early extinguishment of debt	19,401	805
Asset impairments	833	—
Pension and other postretirement benefit obligations	(48,538)	(30,545)
Change in other assets and liabilities, net	33,332	24,417
Net cash provided by operating activities	61,316	60,489
Investing activities
Purchase of property, plant and equipment	(7,607)	(13,783)
Proceeds from sale of real estate and other assets	10,123	10,400
Change in other investing activities	—	(36)
Net cash provided by (used for) investing activities	2,516	(3,419)
Financing activities
Payments of debt issuance costs	(33,921)	—
Borrowings under term loans	1,045,000	—
Repayments under term loans	(1,083,791)	(12,701)
Payments for employee taxes withheld from stock awards	(1,707)	(1,615)
Changes in other financing activities	(280)	(363)
Net cash used for financing activities	(74,699)	(14,679)
Effect of currency exchange rate change on cash	314	1,554
(Decrease) increase in cash, cash equivalents and restricted cash	(10,553)	43,945
Balance of cash, cash equivalents and restricted cash at beginning of period	206,726	188,664
Balance of cash, cash equivalents and restricted cash at end of period	$196,173	$232,609
The accompanying notes are an integral part of these condensed consolidated financial statements.

GANNETT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three months ended March 31, 2021
	Common stock		Additional Paid-in Capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Treasury stock
In thousands, except share data	Shares	Amount				Shares	Amount	Total
Balance as of December 30, 2020	139,494,741	$1,395	$1,103,881	$50,173	$(786,437)	1,391,748	$(4,903)	$364,109
Net loss attributable to Gannett	—	—	—	—	(142,316)	—	—	(142,316)
Restricted stock awards settled, net of withholdings	1,056,642	10	(1,895)	—	—	—	—	(1,885)
Restricted share grants	3,877,836	39	(39)	—	—	—	—	—
Equity feature of Convertible notes	—	—	316,252	—	—	—	—	316,252
Other comprehensive income, net of income tax provision of $206	—	—	—	3,423	—	—	—	3,423
Share-based compensation expense	—	—	3,423	—	—	—	—	3,423
Issuance of common stock	14,409	—	61	—	—	—	—	61
Remeasurement of redeemable noncontrolling interests	—	—	126	—	—	—	—	126
Treasury stock	—	—	—	—	—	330,318	(1,707)	(1,707)
Restricted share forfeiture	—	—	—	—	—	179,861	(2)	(2)
Other activity	—	—	168	—	—	—	—	168
Balance at March 31, 2021	144,443,628	$1,444	$1,421,977	$53,596	$(928,753)	1,901,927	$(6,612)	$541,652

	Three months ended March 31, 2020
	Common stock		Additional Paid-in Capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Treasury stock
In thousands, except share data	Shares	Amount				Shares	Amount	Total
Balance as of December 31, 2019	129,386,258	$1,294	$1,090,694	$8,202	$(115,958)	394,714	$(2,876)	$981,356
Net loss attributable to Gannett	—	—	—	—	(80,152)	—	—	(80,152)
Restricted stock awards settled, net of withholdings	2,257,335	22	(9,844)	—	—	—	—	(9,822)
Restricted share grants	815,034	8	(8)	—	—	—	—	—
Other comprehensive loss, net of income tax benefit of $4	—	—	—	(13,077)	—	—	—	(13,077)
Share-based compensation expense	—	—	11,577	—	—	—	—	11,577
Issuance of common stock	256,905	3	1,549	—	—	—	—	1,552
Treasury stock	—	—	—	—	—	262,451	(1,615)	(1,615)
Other activity	—	—	(263)	—	—	—	—	(263)
Balance at March 31, 2020	132,715,532	$1,327	$1,093,705	$(4,875)	$(196,110)	657,165	$(4,491)	$889,556
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — Description of Business and basis of presentation

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

Our current portfolio of media assets includes USA TODAY, local media organizations in 46 states in the U.S., and Newsquest, a wholly owned subsidiary operating in the United Kingdom (the "U.K.") with more than 120 local media brands. Gannett also owns the digital marketing services companies ReachLocal, Inc. ("ReachLocal"), UpCurve, Inc. ("UpCurve"), and WordStream, Inc. ("WordStream"), which are marketed under the LOCALiQ brand, and runs the largest media-owned events business in the U.S., USA TODAY NETWORK Ventures.

Through USA TODAY, our local property network, and Newsquest, Gannett delivers high-quality, trusted content where and when consumers want to engage on virtually any device or platform. Additionally, the Company has strong relationships with thousands of local and national businesses in both our U.S. and U.K. markets due to our large local and national sales forces and a robust advertising and marketing solutions product suite. The Company reports in two segments: Publishing and Digital Marketing Solutions ("DMS"). A full description of our segments is included in Note 13 — Segment reporting in the notes to the condensed consolidated financial statements.

Impacts of the COVID-19 pandemic

As a result of the COVID-19 pandemic, we continue to experience decreased demand for our advertising and digital marketing services, commercial print and distribution services, as well as reductions in and constraints on in-person events and the sales of single copy newspapers. While we have seen operating trends improve since the second quarter of 2020, which represents the quarter that was most significantly impacted by the pandemic, we expect that the COVID-19 pandemic will continue to have a negative impact on our business and results of operations in the near-term.
As a result, we have implemented, and continue to implement, measures to reduce costs and preserve cash flow. These measures include, evaluating and applying for all governmental relief programs for which we are eligible, including the Paycheck Protection Program ("PPP"), suspension of the quarterly dividend and refinancing of our debt, as well as reductions in discretionary spending. In addition, we are continuing with our previously disclosed plan to monetize non-core assets. Refer to Note 15 — Subsequent events for further discussion of the PPP.

Basis of presentation

Our condensed consolidated financial statements are unaudited; however, in the opinion of management, they contain all of the adjustments (consisting of those of a normal, recurring nature) considered necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") applicable to interim periods. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company consolidates entities that it controls due to ownership of a majority voting interest. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Use of estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and footnotes thereto. Actual results could differ from those estimates.

Significant estimates inherent in the preparation of the condensed consolidated financial statements include pension and postretirement benefit obligation assumptions, income taxes, goodwill and intangible asset impairment analysis, valuation of property, plant and equipment and intangible assets and the mark to market of the conversion feature associated with the convertible debt.

Recent accounting pronouncements adopted

Simplifying the Accounting for Income Taxes

In December 2019, the Financial Accounting Standards Board (the "FASB") issued new guidance that simplifies the accounting for income taxes. The guidance amends the rules for recognizing deferred taxes for investments, performing intraperiod tax allocations and calculating income taxes in interim periods. It also reduces complexity in certain areas, including accounting for transactions that result in a step-up in the tax basis of goodwill and allocating taxes to members of a consolidated group. This guidance is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. Adopting this guidance allowed us to record a tax benefit for the quarter because year-to-date losses on interim periods are no longer limited to losses annually forecasted.

Recent accounting pronouncements not yet adopted

Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity

In August 2020, the FASB issued new guidance ("ASU 2020-06") that simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. In addition to eliminating certain accounting models, the guidance amends the disclosures for convertible instruments and earnings-per-share guidance. It also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. This guidance is effective for fiscal years beginning after December 15, 2023, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is evaluating the impacts that the adoption of ASU 2020-06 will have on our accounting for the 6.0% Senior Secured Convertible Notes due 2027 (the "2027 Notes"), and the impact on our condensed consolidated financial statements.

NOTE 2 — Revenues

Revenues are recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The Company’s condensed consolidated statements of operations and comprehensive income (loss) present revenues disaggregated by revenue type. Sales taxes and other usage-based taxes are excluded from revenues. The following table presents our revenues disaggregated by source:

	Three months ended March 31,
In thousands	2021	2020
Print advertising	$193,196	$267,842
Digital advertising and marketing services	195,161	219,168
Total advertising and marketing services	388,357	487,010
Circulation	325,437	374,723
Other	63,290	86,949
Total revenues	$777,084	$948,682

For the three months ended March 31, 2021, approximately 7.5% of our revenues were generated from international locations.

Deferred revenues

The Company records deferred revenues when cash payments are received in advance of the Company’s performance obligation. The Company's primary source of deferred revenues is from circulation subscriptions paid in advance of the service provided, which represents future delivery of publications (the performance obligation) to subscription customers. The Company expects to recognize the revenue related to unsatisfied performance obligations over the next one to twelve months in accordance with the terms of the subscriptions.

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

The following table presents changes in the deferred revenues balance by type of revenues:

	Three months ended March 31, 2021			Three months ended March 31, 2020
In thousands	Advertising, Marketing Services, and Other	Circulation	Total	Advertising, Marketing Services, and Other	Circulation	Total
Beginning balance	$51,686	$134,321	$186,007	$67,543	$151,280	$218,823
Cash receipts	60,117	284,175	344,292	86,918	307,502	394,420
Revenue recognized	(58,953)	(280,647)	(339,600)	(79,467)	(308,167)	(387,634)
Ending balance	$52,850	$137,849	$190,699	$74,994	$150,615	$225,609

NOTE 3 — Leases

We lease certain real estate, vehicles, and equipment. Our leases have remaining lease terms of one to fifteen years, some of which may include options to extend the leases, and some of which may include options to terminate the leases. The exercise of lease renewal options is at our sole discretion. The depreciable lives of assets and leasehold improvements are limited by the expected lease term unless there is a transfer of title or purchase option reasonably certain of exercise.

As of March 31, 2021, our condensed consolidated balance sheets included $286.4 million of operating lease right-to-use assets, $42.6 million of short-term operating lease liabilities included in Other current liabilities, and $271.5 million of long-term operating lease liabilities.

The components of lease expense are as follows:

	Three months ended March 31,
In thousands	2021	2020
Operating lease cost (a)	$23,755	$23,884
Short-term lease cost (b)	142	3,142
Net lease cost	$23,897	$27,026
(a)Includes variable lease costs of $3.1 million and $4.3 million, respectively, and sublease income of $1.2 million and $1.1 million, respectively, for the three months ended March 31, 2021 and 2020.
(b)Excluding expenses relating to leases with a lease term of one month or less.

Future minimum lease payments under non-cancellable leases are as follows:

In thousands	Year ended December 31, (a)
2021 (excluding the three months ended March 31, 2021)	$55,719
2022	77,522
2023	64,681
2024	57,723
2025	50,584
Thereafter	216,335
Total future minimum lease payments	522,564
Less: Imputed interest	(208,452)
Total	$314,112
(a)Operating lease payments exclude $14.9 million of legally binding minimum lease payments for leases signed but not yet commenced.

Supplemental information related to leases is as follows:

	Three months ended March 31,
In thousands, except lease term and discount rate	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$21,935	$16,771
Right-of-use assets obtained in exchange for operating lease obligations	9,053	1,238
Loss on sale and leaseback transactions, net	406	—

	As of March 31,
	2021	2020
Weighted-average remaining lease term (in years)	7.6	8.1
Weighted-average discount rate	12.90%	12.45%

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

The following table presents changes in the allowance for doubtful accounts for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
In thousands	2021	2020
Beginning balance	$20,843	$19,923
Current period provision	(2,171)	5,143
Write-offs charged against the allowance	(2,805)	(5,347)
Recoveries of amounts previously written-off	1,206	918
Foreign currency	51	(151)
Ending balance	$17,124	$20,486

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

For the three months ended March 31, 2021 and 2020, the Company recorded a $2.2 million reversal and $5.1 million of expense, respectively, in bad debt expense, which is included in Selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss). For the three months ended March 31, 2021, the Company recorded a reduction to bad debt expense due to a decrease in required reserves. The reduction in required reserves is a result of lower volume of accounts receivable due to seasonality, higher recoveries, and lower write-offs during the three months ended March 31, 2021 compared to the corresponding prior year period.

NOTE 5 — Goodwill and intangible assets

Goodwill and intangible assets consisted of the following:

	March 31, 2021			December 31, 2020
In thousands	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets:
Advertiser relationships	$459,570	$123,338	$336,232	$460,331	$112,468	$347,863
Other customer relationships	102,946	26,642	76,304	102,925	23,682	79,243
Subscriber relationships	255,598	78,558	177,040	255,702	71,271	184,431
Other intangible assets	68,687	31,688	36,999	68,687	26,982	41,705
Sub-total	$886,801	$260,226	$626,575	$887,645	$234,403	$653,242
Indefinite-lived intangible assets:
Mastheads			171,287			171,408
Total intangible assets			$797,862			$824,650

Goodwill			$534,211			$534,088

Consistent with the Company’s past practice, the Company performs its annual goodwill and indefinite-lived intangible impairment assessment on the last day of its fiscal second quarter. In addition to the annual impairment test, the Company is required to regularly assess whether a triggering event has occurred which would require interim impairment testing.

As of March 31, 2021, the Company performed a review of potential impairment indicators noting that its financial results outperformed the forecast used for the annual impairment assessment in 2020, and it was determined that no indicators of impairment were present.

NOTE 6 — Integration and reorganization costs and asset impairments

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

Severance-related expenses

We recorded severance-related expenses by segment as follows:

	Three months ended March 31,
In thousands	2021	2020
Publishing	$6,779	$11,917
Digital Marketing Solutions	(57)	1,384
Corporate and other	375	7,873
Total	$7,097	$21,174

A rollforward of the accrued severance and related costs included in Accounts payable and accrued expenses on the condensed consolidated balance sheets for the three months ended March 31, 2021 is as follows:

In thousands	Severance and Related Costs
Beginning balance	$30,943
Restructuring provision included in integration and reorganization costs	7,097
Cash payments	(15,702)
Ending balance	$22,338

The restructuring reserve balance is expected to be paid out over the next twelve months.

Facility consolidation and other restructuring-related expenses

We recorded facility consolidation charges and other restructuring-related costs by segment as follows:

	Three months ended March 31,
In thousands	2021	2020
Publishing	$547	$839
Digital Marketing Solutions	223	4
Corporate and other	5,537	247
Total	$6,307	$1,090

Asset impairments

As part of ongoing cost efficiency programs, during the three months ended March 31, 2021, the Company recorded Asset impairment charges of $0.8 million related to various real estate sales. There were no Asset impairment charges for the three months ended March 31, 2020.

Accelerated depreciation

The Company incurred accelerated depreciation of $9.2 million and $24.7 million for the three months ended March 31, 2021 and 2020, respectively, related to the shortened useful life of assets due to the sale of property at the Publishing segment and included within Depreciation and amortization expense on the condensed consolidated statements of operations and comprehensive income (loss).

NOTE 7 — Debt

Senior Secured 5-Year Term Loan

On February 9, 2021, the Company entered into a five-year, senior-secured term loan facility with the lenders from time to time party thereto and Citibank, N.A., as collateral agent and administrative agent for the lenders, in an aggregate principal amount of $1.045 billion (the "5-Year Term Loan"). The 5-Year Term Loan matures on February 9, 2026 and, at the Company's option, bears interest at the rate of the London Interbank Offered Rate plus a margin equal to 7.00% per annum or an alternate base rate plus a margin equal to 6.00% per annum. Accordingly, we are required to dedicate a substantial portion of cash flow from operations to fund interest payments.

The proceeds from the 5-Year Term Loan were used to repay the remaining principal balance and accrued interest of $1.043 billion and $13.3 million, respectively, (the "Payoff") on the Company's five-year, senior-secured 11.5% term loan facility with Apollo Capital Management, L.P. (the "Acquisition Term Loan") and to pay fees and expenses incurred to obtain the 5-Year Term Loan.

There were certain lenders that participated in both the Acquisition Term Loan and the new 5-Year Term Loan and their balances in the Acquisition Term Loan were deemed to be modified. The Company will continue to defer, over the new term, the deferred financing fees and original issue discount from the Acquisition Term Loan of $1.5 million and $34.7 million, respectively, related to those lenders. Further, certain lenders in the Acquisition Term Loan did not participate in the new 5-Year Term Loan and their balances in the Acquisition Term Loan were deemed to be extinguished. As a result, the Company recognized a Loss on early extinguishment of debt of $17.2 million as a result of the write-off of the remaining original issue discount and deferred financing fees related to those lenders. Third party fees of approximately $13.0 million were allocated to the new lenders in the 5-Year Term Loan on a pro-rata basis, and $20.9 million of original issue discount were capitalized and will be amortized over the term of the 5-Year Term Loan using the effective interest method. Third party fees of $10.2 million, that were allocated to the lenders whose balances were deemed to be modified, were expensed and recorded in Other operating expenses in the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2021.

The 5-Year Term Loan will amortize in equal quarterly installments at a rate of 10% per annum (or, if the ratio of Total Indebtedness secured on an equal priority basis with the 5-Year Term Loan (net of Unrestricted Cash) to Consolidated EBITDA (as such terms are defined in the 5-Year Term Loan) is equal to or less than a specified ratio, 5% per annum) (the "Quarterly Amortization Installment"), beginning September 30, 2021. In addition, we will be required to repay the 5-Year Term Loan from time to time with (i) the proceeds of non-ordinary course asset sales and casualty and condemnation events, (ii) the proceeds of indebtedness that is not otherwise permitted under the 5-Year Term Loan and (iii) the aggregate amount of cash and cash equivalents on hand in excess of $100 million at the end of each fiscal year. The 5-Year Term Loan is subject to a requirement to have minimum unrestricted cash of $30 million as of the last day of each fiscal quarter. As of March 31, 2021, the Company is in compliance with all of the covenants and obligations under the 5-Year Term Loan.

As of March 31, 2021, the Company had $1,036.4 million in aggregate principal outstanding under the 5-Year Term Loan, $14.0 million of unamortized deferred financing costs, and $53.3 million of unamortized original issue discount and an effective interest rate of 9.4%. During the three months ended March 31, 2021, the Company recorded $11.2 million and $13.4 million of interest expense and paid no interest and $13.4 million of interest for the 5-Year Term Loan and Acquisition Term Loan, respectively. Additionally, during the three months ended March 31, 2021, the Company had $19.4 million related to Loss on early extinguishment of debt, of which $17.2 million related to the write-off of the remaining original issue discount and deferred financing fees from the Acquisition Term Loan and approximately $2.2 million of the Loss on early extinguishment of debt related to the write-off of original issue discount and deferred financing fees as a result of early prepayments on the Acquisition Term Loan prior to the Payoff. For the three months ended March 31, 2021, the Company recorded $0.5 million and an immaterial amount of amortization of deferred financing costs and $1.9 million and $1.2 million in amortization of original issue discount for the 5-Year Term Loan and Acquisition Term Loan, respectively.

Senior Secured Convertible Notes due 2027

On November 17, 2020, the Company entered into an Exchange Agreement with certain of the lenders (the "Exchanging Lenders") under the Acquisition Term Loan pursuant to which the Company and the Exchanging Lenders agreed to exchange $497.1 million in aggregate principal amount of the Company’s newly issued 2027 Notes for the retirement of an equal amount of term loans under the Acquisition Term Loan (the "Exchange"). The 2027 Notes were issued pursuant to an Indenture (the "Indenture") dated as of November 17, 2020, between the Company and U.S. Bank National Association, as trustee. The Indenture, as supplemented by the Second Supplemental Indenture, includes affirmative and negative covenants that are substantially consistent with the 5-Year Term Loan, as well as customary events of default.

In connection with the Exchange, the Company entered into an Investor Agreement with the holders of the 2027 Notes (the "Holders") establishing certain terms and conditions concerning the rights and restrictions on the Holders with respect to the Holders' ownership of the 2027 Notes.

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

The conversion rate is subject to customary adjustment provisions as provided in the Indenture. In addition, the conversion rate will be subject to adjustment in the event of any issuance or sale of Common Stock (or securities convertible into Common Stock) at a price equal to or less than the Conversion Price in order to ensure that following such issuance or sale, the 2027 Notes would be convertible into approximately 42% of the Common Stock after giving effect to such issuance or sale assuming the initial principal amount of the 2027 Notes remains outstanding.

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

Upon issuance, the $497.1 million principal value of the 2027 Notes was separated into two components: (i) a debt component and (ii) a derivative component. At that time, we determined that the conversion option was not clearly and closely related to the economic characteristics of the 2027 Notes, nor did the conversion option meet the scope exception related to contracts in an entity’s own equity as we did not have the ability to control whether the settlement of the conversion feature, if settled in full, would be in cash or shares due to the approval requirement to issue those shares. As a result, we concluded that the embedded conversion option must be separated from the debt liability, separately valued, and accounted for as a derivative liability. The initial value allocated to the derivative liability was $115.3 million, with a corresponding reduction in the carrying value of the 2027 Notes. The derivative liability was reported within Convertible debt in the condensed consolidated balance sheets at December 31, 2020 and was marked to fair value through earnings.

The $389.1 million debt liability component of the 2027 Notes was initially measured at fair value using the present value of its cash flows at a discount rate of 10.7% and is reported as Convertible debt in the condensed consolidated balance sheets. The debt liability component of the 2027 Notes is classified as Level 2 because it is measured at fair value using commonly accepted valuation methodologies and indirectly observable, market-based risk measurements and historical data, and a review of prices and terms available for similar debt instruments that do not contain a conversion feature.

At the Special Meeting of stockholders of the Company, held on February 26, 2021 (the "Special Meeting"), our stockholders approved the issuance of the maximum number of shares of Common Stock issuable upon conversion of the 2027 Notes. As a result, the conversion option can be share-settled in full. The Company concluded that as of February 26, 2021, the conversion option qualified for equity classification and the bifurcated derivative liability no longer needed to be accounted for as a separate derivative on a prospective basis from the date of reassessment. As of February 26, 2021, the fair value of the conversion option of $316.2 million was reclassified to Equity as Additional paid-in capital. Any remaining debt discount that arose at the date of debt issuance from the original bifurcation will continue to be amortized through interest expense.

As of February 26, 2021, the date of reassessment, and December 31, 2020, the estimated fair value of the derivative liability for the embedded conversion feature was $316.2 million and $189.6 million, respectively. At December 31, 2020, the derivative liability was reported within Convertible debt in the condensed consolidated balance sheets. The derivative liability was classified as Level 3 because it is measured at fair value on a recurring basis using a binomial lattice model using assumptions based on market information and historical data, and significant unobservable inputs. The increase in the fair value of the derivative liability of $126.6 million at the date of reassessment and reclassification to Equity was due to the increase in our stock price, partially offset by the increase in the discount rate, and was recorded in Non-Operating Other (income) expense, net in the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2021. The loss due to the revaluation of the derivative is not deductible for tax purposes. The assumptions used to determine the fair value as of February 26, 2021 and December 31, 2020 were:

	February 26, 2021	December 31, 2020
Annual volatility	70.0%	70.0%
Discount rate	12.2%	9.3%
Stock price	$4.95	$3.36

Increases or decreases in the discount rate would have inverse impacts on the fair value of the derivative liability, while changes in the volatility would have corresponding increases or decreases in the fair value of the derivative liability. Increases or decreases in the Company’s stock price would have corresponding increases or decreases in the fair value of the derivative liability. Total debt issuance costs of $2.3 million will be amortized over the 7-year contractual life of the 2027 Notes. The total unamortized discount of $106.3 million as of March 31, 2021 will be amortized over the remaining contractual life of the 2027 Notes. For the three months ended March 31, 2021, interest expense on the 2027 Notes totaled $7.5 million. Amortization of the discount was $2.3 million for the three months ended March 31, 2021. Amortization of debt issuance costs were immaterial for the three months ended March 31, 2021. The effective interest rate on the liability component of the 2027 Notes was 10.5% as of March 31, 2021.

For the three months ended March 31, 2021, no shares were issued upon conversion, exercise, or satisfaction of the required conditions. Refer to Note 10 — Supplemental equity information for details on the convertible debt's impact to diluted earnings per share under the if-converted method.

Senior Convertible Notes due 2024

On November 19, 2019, we acquired Gannett Co., Inc. (which was renamed Gannett Media Corp. and is referred to as “Legacy Gannett”) and we changed our name to Gannett Co., Inc. On April 9, 2018, Legacy Gannett completed an offering of 4.75% convertible senior notes (the "2024 Notes"), resulting in total aggregate principal of $201.3 million and net proceeds of approximately $195.3 million. Interest on the notes is payable semi-annually in arrears. The notes mature on April 15, 2024 with our earliest redemption date being April 15, 2022. The stated conversion rate of the notes is 82.4572 shares per $1,000 in principal or approximately $12.13 per share.

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

The $3.3 million principal value of the remaining 2024 Notes outstanding is reported as convertible debt in the condensed consolidated balance sheets. The effective interest rate on the notes was 6.05% as of March 31, 2021.

NOTE 8 — Pensions and other postretirement benefit plans

We, along with our subsidiaries, sponsor various defined benefit retirement plans, including plans established under collective bargaining agreements. Our retirement plans include the Gannett Retirement Plan (the "GR Plan"), the Newsquest and Romanes Pension Schemes in the U.K. (the "U.K. Pension Plans"), and other defined benefit and defined contribution plans. We also provide health care and life insurance benefits to certain retired employees who meet age and service requirements.

Retirement plan costs include the following components:

	Pension Benefits		Postretirement Benefits
	Three months ended March 31,		Three months ended March 31,
In thousands	2021	2020	2021	2020
Operating expenses:
Service cost - benefits earned during the period	$511	$681	$31	$33
Non-operating expenses (Other income):
Interest cost on benefit obligation	17,031	20,717	501	567
Expected return on plan assets	(41,430)	(39,759)	—	—
Amortization of actuarial loss (gain)	35	(27)	(15)	13
Total non-operating (benefit) expenses	$(24,364)	$(19,069)	$486	$580
Total expense (benefit) for retirement plans	$(23,853)	$(18,388)	$517	$613

During the three months ended March 31, 2021, we contributed $22.7 million and $2.5 million to our pension and other postretirement plans, respectively, including $11 million in minimum required contributions for the GR Plan attributable to the 2019 plan year, as required by the Employee Retirement Income Security Act of 1974 ("ERISA"), which were deferred until January 4, 2021. Additionally, in response to the COVID-19 pandemic our GR Plan in the U.S. has deferred certain contractual contributions and negotiated a contribution payment plan of $5.0 million per quarter starting December 31, 2020 through the end of September 30, 2022.

NOTE 9 — Income taxes

The following table outlines our pre-tax net income (loss) and income tax amounts:

	Three months ended March 31,
In thousands	2021	2020
Loss before income taxes	$(151,810)	$(71,627)
(Benefit) provision for income taxes	(9,109)	8,979
Effective tax rate	6.0%	***
*** Our effective tax rate for the period was not meaningful.

For the three months ended March 31, 2021, our effective income tax rate on pre-tax net loss was 6.0%. For the three months ended March 31, 2020 our effective income tax rate on pre-tax net loss was not meaningful.

The benefit for income taxes for the three months ended March 31, 2021 was mainly driven by the pre-tax net loss generated during the quarter and was calculated using the estimated annual effective tax rate of 43.4%. The estimated annual effective tax rate is based on a projected tax expense for the full year. The tax benefit for the three months ended March 31, 2021 is lower than the 21% statutory federal rate due to the impact of the derivative revaluation, which is nondeductible for tax purposes, partially offset by the creation of valuation allowances on non-deductible interest expense carryforwards as well as state income tax and foreign tax expense.

The Coronavirus Aid, Relief, and Economic Securities ("CARES") Act was enacted on March 27, 2020. The legislation allowed the Company to defer certain employer payroll tax payments in 2020 to the end of 2021 and 2022. In addition, the Company is pursuing Employee Retention Tax Credits as provided under the CARES Act. The Company continually monitors guidance from the U.S. Department of the Treasury and the Internal Revenue Service to determine whether additional tax benefits are available from this legislation and similar stimulus efforts.

The total amount of unrecognized tax benefits that, if recognized, may impact the effective tax rate was approximately $39.7 million as of March 31, 2021 and $39.5 million as of December 31, 2020. The amount of accrued interest and penalties payable related to unrecognized tax benefits was $2.8 million as of March 31, 2021 and $2.6 million as of December 31, 2020.

It is reasonably possible that further adjustments to our unrecognized tax benefits may be made within the next twelve months due to audit settlements and regulatory interpretations of existing tax laws. At this time, an estimate of potential change to the amount of unrecognized tax benefits cannot be made.

NOTE 10 — Supplemental equity information

Loss per share

The following table sets forth the information used to compute basic and diluted loss per share:

	Three months ended March 31,
In thousands	2021	2020
Net loss attributable to Gannett	$(142,316)	$(80,152)

Basic weighted average shares outstanding	134,075	130,568
Diluted weighted average shares outstanding	134,075	130,568

The Company excluded the following securities from the computation of diluted income per share because their effect would have been antidilutive:

	Three months ended March 31,
In thousands	2021	2020
Warrants	845	1,362
Stock options	6,068	6,068
Restricted stock grants (a)	10,811	9,494
2027 Notes (b)	99,419	—
(a)Includes Restricted stock awards ("RSA"), Restricted stock units ("RSU") and Performance stock units ("PSU").
(b)Represents the total number of shares that would be convertible at March 31, 2021 as stipulated in the Indenture.

The 2027 Notes may be converted at any time by the holders into cash, shares of the Company’s Common Stock or any combination of cash and Common Stock, at the Company’s election. Conversion of all of the 2027 Notes into Common Stock (assuming the maximum increase in the Conversion Rate as a result of a Make-Whole Fundamental Change but no other adjustments to the Conversion Rate), would result in the issuance of an aggregate of 294.2 million shares of Common Stock. The Company has excluded approximately 194.7 million shares from the loss per share calculation, representing the difference between the total number of shares that would be convertible at March 31, 2021 and the total number of shares issuable assuming the maximum increase in the Conversion Rate.

Share-based compensation

The Company recognized compensation cost for share-based payments of $3.4 million and $11.6 million for the three months ended March 31, 2021 and 2020, respectively.

The total compensation cost not yet recognized related to non-vested awards as of March 31, 2021 was $39.8 million, which is expected to be recognized over a weighted-average period of 2.5 years through September 2023.

Restricted stock awards

During the three months ended March 31, 2021, a total of 3.9 million shares of RSAs were granted. RSAs generally vest in equal annual installments over a three-year period subject to the participants' continued employment with the Company. The weighted average grant date fair value of RSAs granted during the three months ended March 31, 2021 was $5.29.

Rights Agreement

On April 6, 2020, the Company's board of directors (the "Board") adopted a stockholder rights plan in the form of a Section 382 Rights Agreement ("Rights Agreement") to preserve and protect the Company's income tax net operating loss carryforwards ("NOLs") and other tax assets. As of December 31, 2019, the Company had approximately $435 million of NOLs available which could be used in certain circumstances to offset future federal taxable income.

Under the Rights Agreement, the Board declared a non-taxable dividend of one preferred share purchase right for each outstanding share of Common Stock. The rights will be exercisable only if a person or group acquires 4.99% or more of

Gannett’s Common Stock. Gannett’s existing stockholders that beneficially own in excess of 4.99% of the Common Stock are "grandfathered in" at their current ownership level and the rights then become exercisable if any of those stockholders acquire an additional 0.5% or more of Common Stock of the Company. If the rights become exercisable, all holders of rights, other than the person or group triggering the rights, will be entitled to purchase Gannett Common Stock at a 50% discount or Gannett may exchange each right held by such holders for one share of Common Stock. Rights held by the person or group triggering the rights will become void and will not be exercisable. The Board has the discretion to exempt any person or group from the provisions of the Rights Agreement.

The rights issued under the Rights Agreement will expire on the day following the certification of the voting results for Gannett’s 2021 annual meeting of stockholders, unless Gannett’s stockholders ratify the Rights Agreement at or prior to such meeting, in which case the Rights Agreement will continue in effect until April 5, 2023. The Board also has the ability to terminate the plan if it determines that doing so would be in the best interest of Gannett’s stockholders. The rights may also expire at an earlier date if certain events occur, as described more fully in the Rights Agreement filed by the Company with the Securities and Exchange Commission.

Preferred stock

The Company has authorized 300,000 shares of preferred stock, par value $0.01 per share, issuable in one or more series designated by the Board, of which 150,000 shares have been designated as Series A Junior Participating Preferred Stock, none of which are outstanding. There were no issuances of preferred stock during the three months ended March 31, 2021.

Accumulated other comprehensive income (loss)

The following tables summarize the components of, and the changes in, Accumulated other comprehensive income (loss), net of tax for the three months ended March 31, 2021 and 2020:

	Three months ended March 31, 2021			Three months ended March 31, 2020
In thousands	Pension and Postretirement Plans	Foreign Currency Translation	Total	Pension and Postretirement Plans	Foreign Currency Translation	Total
Beginning balance	$40,441	$9,732	$50,173	$936	$7,266	$8,202
Other comprehensive income (loss) before reclassifications	371	3,037	3,408	966	(14,033)	(13,067)
Amounts reclassified from accumulated other comprehensive income (loss)(a)(b)	15	—	15	(10)	—	(10)
Net current period other comprehensive income (loss), net of taxes	386	3,037	3,423	956	(14,033)	(13,077)
Ending balance	$40,827	$12,769	$53,596	$1,892	$(6,767)	$(4,875)
(a)This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost. See Note 8 — Pensions and other postretirement benefit plans.
(b)Amounts reclassified from accumulated other comprehensive loss are recorded net of tax impacts of $5 thousand and $4 thousand for the three months ended March 31, 2021 and 2020, respectively.

NOTE 11 — Fair value measurement

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

As of March 31, 2021 and December 31, 2020, assets and liabilities recorded at fair value and measured on a recurring basis primarily consist of pension plan assets. As permitted by U.S. GAAP, we use net asset values ("NAV") as a practical expedient to determine the fair value of certain investments. These investments measured at NAV have not been classified in the fair value hierarchy.

The 5-Year Term Loan is recorded at carrying value, which approximates fair value in the condensed consolidated balance sheets and is classified as Level 2. Refer to additional discussion regarding fair value of the 2027 Notes in Note 7 — Debt.

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). Assets held for sale (Level 3) are measured on a nonrecurring basis and are evaluated using executed purchase agreements, letters of intent or third-party valuation analyses when certain circumstances arise. Assets held for sale totaled $14.1 million as of March 31, 2021 and $14.7 million as of December 31, 2020.

NOTE 12 — Commitments, contingencies and other matters

Legal Proceedings

The Company is and may become involved from time to time in legal proceedings in the ordinary course of its business, including but not limited to matters such as libel, invasion of privacy, intellectual property infringement, wrongful termination actions, complaints alleging employment discrimination, and regulatory investigations and inquiries. In addition, the Company is involved from time to time in governmental and administrative proceedings concerning employment, labor, environmental, and other claims. Insurance coverage mitigates potential loss for certain of these matters. Historically, such claims and proceedings have not had a material adverse effect on the Company’s consolidated results of operations or financial position.

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

NOTE 13 — Segment reporting
We define our reportable segments based on the way the Chief Operating Decision Maker ("CODM"), which is our Chief Executive Officer, manages the operations for purposes of allocating resources and assessing performance. Our reportable segments include the following:

•Publishing is comprised of our portfolio of local, regional, national, and international newspaper publishers. The results of this segment include Advertising and marketing services revenues from local, classified, and national advertising across multiple platforms, including print, online, mobile, and tablet as well as niche publications, Circulation revenues from home delivery and single copy sales of our publications and distributing our publications on our digital platforms, and Other revenues, mainly from commercial printing, events, and distribution arrangements. The Publishing reportable segment is an aggregation of two operating segments: Domestic Publishing and U.K. Publishing.
•Digital Marketing Solutions is comprised of our digital marketing solutions subsidiary, ReachLocal. The results of this segment include Advertising and marketing services revenues through multiple services, including search advertising, display advertising, search optimization, social media, website development, web presence products, customer relationship management, Google-suite offerings, and software-as-a-service solutions. Other revenues in our Digital Marketing Solutions segment are derived from cloud offerings and software licensing.

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

The CODM uses Adjusted EBITDA and Adjusted EBITDA margin to evaluate the performance of the segments and allocate resources. Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial performance measures we believe offer a useful view of the overall operation of our businesses and may be different than similarly-titled measures used by other companies. We define Adjusted EBITDA as Net income (loss) attributable to Gannett before (1) Income tax expense (benefit), (2) Interest expense, (3) Gains or losses on the early extinguishment of debt, (4) Non-operating pension income (expense), (5) Loss on Convertible notes derivative, (6) Other non-operating items, including equity income, (7) Depreciation and amortization, (8) Integration and reorganization costs, (9) Asset impairments, (10) Goodwill and intangible impairments, (11) Gains or losses on the sale or disposal of assets, (12) Share-based compensation, (13) Other operating expenses, including third-party debt expenses and acquisition costs, (14) Gains or losses on the sale of investments and (15) certain other non-recurring charges. We define Adjusted EBITDA margin as Adjusted EBITDA divided by total Operating revenues.

Management considers Adjusted EBITDA and Adjusted EBITDA margin to be the appropriate metrics to evaluate and compare the ongoing operating performance of our segments on a consistent basis across reporting periods as it eliminates the effect of items which we do not believe are indicative of each segment's core operating performance.

The following tables present our segment information:

	Three months ended March 31, 2021
In thousands	Publishing	Digital Marketing Solutions	Corporate and other	Intersegment Eliminations	Consolidated
Advertising and marketing services - external sales	$286,454	$101,376	$527	$—	$388,357
Advertising and marketing services - intersegment sales	27,856	—	—	(27,856)	—
Circulation	325,436	—	1	—	325,437
Other	59,839	905	2,546	—	63,290
Total operating revenues	$699,585	$102,281	$3,074	$(27,856)	$777,084

Adjusted EBITDA (non-GAAP basis)	$102,208	$9,172	$(10,915)	$—	$100,465

	Three months ended March 31, 2020
In thousands	Publishing	Digital Marketing Solutions	Corporate and other	Intersegment Eliminations	Consolidated
Advertising and marketing services - external sales	$369,878	$116,283	$849	$—	$487,010
Advertising and marketing services - intersegment sales	33,758	—	—	(33,758)	—
Circulation	374,720	—	3	—	374,723
Other	79,794	4,998	2,157	—	86,949
Total operating revenues	$858,150	$121,281	$3,009	$(33,758)	$948,682

Adjusted EBITDA (non-GAAP basis)	$110,928	$7,887	$(19,746)	$—	$99,069

The table below shows the reconciliation of Net loss attributable to Gannett to Adjusted EBITDA:

	Three months ended March 31,
In thousands	2021	2020
Net loss attributable to Gannett	$(142,316)	$(80,152)
(Benefit) provision for income taxes	(9,109)	8,979
Interest expense	39,503	57,899
Loss on early extinguishment of debt	19,401	805
Non-operating pension income	(23,878)	(18,489)
Loss on Convertible notes derivative	126,600	—
Other non-operating (income) expense, net	(1,875)	1,590
Depreciation and amortization	58,103	78,024
Integration and reorganization costs	13,404	28,254
Other operating expenses	10,576	5,969
Asset impairments	833	—
Net loss on sale or disposal of assets	4,745	657
Share-based compensation expense	3,423	11,577
Other items	1,055	3,956
Adjusted EBITDA (non-GAAP basis)	$100,465	$99,069
Net loss attributable to Gannett margin	(18.3)%	(8.4)%
Adjusted EBITDA margin (non-GAAP basis)	12.9%	10.4%

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

NOTE 14 — Other supplemental information

Cash and cash equivalents, including restricted cash

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

The following table presents a reconciliation of cash, cash equivalents and restricted cash:

	Three months ended March 31,
In thousands	2021	2020
Cash and cash equivalents	$163,505	$199,651
Restricted cash included in other current assets	8,999	11,028
Restricted cash included in investments and other assets	23,669	21,930
Total cash, cash equivalents and restricted cash	$196,173	$232,609

Supplemental cash flow information

The following table presents supplemental cash flow information, including non-cash investing and financing activities:

	Three months ended March 31,
In thousands	2021	2020
Net cash refund for taxes	$(997)	$(2,036)
Cash paid for interest	13,528	551
Non-cash investing and financing activities:
Accrued capital expenditures	$627	$1,292

Accounts payable and accrued liabilities

A breakout of Accounts payable and accrued liabilities is presented below:

In thousands	March 31, 2021	December 31, 2020
Accounts payable	$137,571	$131,797
Compensation	109,173	115,061
Taxes (primarily property and sales taxes)	28,786	30,834
Benefits	22,120	22,821
Interest	22,327	3,676
Other	57,393	74,057
Accounts payable and accrued liabilities	$377,370	$378,246

NOTE 15 — Subsequent events

In connection with the CARES Act, subsequent to March 31, 2021, the Company has received approval for approximately $16.2 million in PPP funding in support of certain of our locations that were meaningfully affected by the COVID-19 pandemic. Management intends to apply for forgiveness of the PPP loans in accordance with applicable guidelines.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations and quantitative and qualitative disclosures should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission. Management's Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements that reflect our plans, estimates, and beliefs, all of which are based on our current expectations and could be affected by certain uncertainties, risks, and other factors described under Cautionary Note Regarding Forward-Looking Statements and elsewhere throughout this Quarterly Report, as well as the factors described in our Annual Report on Form 10-K for the year ended December 31, 2020, and subsequent periodic reports filed with the Securities and Exchange Commission, particularly under "Risk Factors." Our actual results could differ materially from those discussed in the forward-looking statements.

OVERVIEW

We are a subscription-led and digitally focused media and marketing solutions company committed to empowering communities to thrive. We aim to be the premiere source for clarity, connections and solutions within our communities. Our strategy is focused on driving audience growth and engagement by delivering deeper content experiences to our consumers, while offering the products and marketing expertise our advertisers desire. The execution of this strategy is expected to allow us to continue our evolution from a more traditional print media business to a digitally focused content platform.

Our current portfolio of media assets includes USA TODAY, local media organizations in 46 states in the U.S., and Newsquest, a wholly owned subsidiary operating in the United Kingdom ("U.K.") with more than 120 local media brands. We also own the digital marketing services companies ReachLocal, Inc. ("ReachLocal"), UpCurve, Inc. ("UpCurve"), and WordStream, Inc. ("WordStream") which are marketed under the LOCALiQ brand, and run the largest media-owned events business in the U.S., USA TODAY NETWORK Ventures.

Through USA TODAY, our local property network, and Newsquest, we deliver high-quality, trusted content where and when consumers want to engage with it on virtually any device or platform. Additionally, we have strong relationships with hundreds of thousands of local and national businesses in both our U.S. and U.K. markets due to our large local and national sales forces and a robust advertising and digital marketing solutions product suite.

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

Certain matters affecting comparability

The following items affect period-over-period comparisons from 2020 and will continue to affect period-over-period comparisons for future results:

Reclassifications

Certain amounts in the prior period condensed consolidated financial statements have been reclassified to conform to the current year presentation. In the fourth quarter of 2020, we re-aligned the breakout of the Publishing segment's Circulation revenues related to Digital-only circulation. As a result of this updated presentation, Print circulation revenues increased and Digital-only circulation revenues decreased $3.9 million for the three months ended March 31, 2020. There was no impact on reported total Publishing segment or consolidated Circulation revenues.

2027 Notes

At the Special Meeting of stockholders of the Company held on February 26, 2021 (the "Special Meeting"), our stockholders approved the issuance of the maximum number of shares of Common Stock issuable upon conversion of the 6.0% Senior Secured Convertible Notes due 2027 (the "2027 Notes"). As a result, the conversion option can be share-settled in full and qualified for equity classification. Upon reclassification, the conversion feature was adjusted to fair value as of the stockholder approval date and the increase in the fair value resulted in a non-cash loss of $126.6 million due primarily to an increase in our stock price from December 31, 2020. The non-cash loss was recorded in Non-operating expense in the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2021.

Integration and reorganization costs

For the three months ended March 31, 2021, we incurred Integration and reorganization costs of $13.4 million, $7.1 million related to severance activities and $6.3 million related to other costs, including those for the purpose of consolidating operations.

For the three months ended March 31, 2021, we ceased operations of eight printing operations as part of the synergy and ongoing cost reduction programs. As a result, we recognized accelerated depreciation of $9.2 million during the three months ended March 31, 2021.

For the three months ended March 31, 2020, we incurred Integration and reorganization costs of $28.3 million, including $21.2 million related to severance activities and $7.1 million related to other costs, including those for the purpose of consolidating operations.

In the three months ended March 31, 2020, we ceased operations of 14 printing operations as part of the ongoing cost reduction programs. As a result, we recognized accelerated depreciation of $24.7 million during the three months ended March 31, 2020.

Foreign currency

Our U.K. publishing operations are conducted through its Newsquest subsidiary. In addition, our ReachLocal subsidiary has foreign operations in regions such as Canada, Australia/New Zealand and India. Earnings from operations in foreign regions are translated into U.S. dollars at average exchange rates prevailing during the period, and assets and liabilities are translated at exchange rates in effect at the balance sheet date. Translation fluctuations impact revenue, expense, and operating income results for international operations.

Outlook for 2021

Strategy

Our areas of strategic focus for 2021 include:

Accelerating digital subscriber growth

The broad reach of our newsroom network, linking leading national journalism at USA TODAY, our local property network in 46 states in the U.S., and Newsquest in the U.K. with more than 120 local media brands, gives us the ability to deepen our relationships with consumers at both the national and local levels. We bring consumers local news and information that impacts their day-to-day lives while keeping them informed of the national events that impact their country. We believe this local content is not readily obtainable elsewhere, and we are able to deliver that content to our customers across multiple print and digital platforms. As such, a key element of our consumer strategy is growing our paid digital-only subscriber base to 10 million subscribers over the next five years. We expect to do this through expansion of our current subscription products as well as through the launch of new digital subscription offerings tailored to specific users.

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

Prioritizing investments into growth businesses that have significant potential and support our vision

By leveraging our unique footprint, trusted brands, and media reach, we identify, experiment, and invest in potential growth businesses. USA TODAY NETWORK Ventures is a strong example of one such experiment that has grown significantly since its founding in 2015. During 2020, USA TODAY NETWORK Ventures was able to successfully pivot to holding its events virtually, hosting over 250 events. In addition, we consider it a company-wide priority to explore online gaming and we expect to invest in advertising, marketing, promotions, events, and services in this area.

Impacts of the COVID-19 pandemic

As a result of the COVID-19 pandemic, we continue to experience decreased demand for our advertising and digital marketing services, commercial print and distribution services, as well as reductions in and constraints on in-person events and the sales of single copy newspapers. While we have seen operating trends improve since the second quarter of 2020, which represents the quarter that was most significantly impacted by the pandemic, we expect that the COVID-19 pandemic will continue to have a negative impact on our business and results of operations in the near-term.
As a result, we have implemented, and continue to implement, measures to reduce costs and preserve cash flow. These measures include, evaluating and applying for all governmental relief programs for which we are eligible, including the Paycheck Protection Program, suspension of the quarterly dividend and refinancing of our debt, as well as reductions in discretionary spending. In addition, we are continuing with our previously disclosed plan to monetize non-core assets.
Seasonality

Our revenues are subject to moderate seasonality, due primarily to fluctuations in advertising volumes. Advertising and marketing services revenues for our Publishing segment are typically highest in the fourth quarter, due to holiday and seasonal advertising, and lowest in the first quarter, following the holiday season. The volume of advertising sales in any period is also impacted by other external factors such as competitors' pricing, advertisers' decisions to increase or decrease their advertising expenditures in response to anticipated consumer demand, and general economic conditions.

RESULTS OF OPERATIONS

Consolidated Summary

A summary of our segment results is presented below:

	Three months ended March 31,
In thousands, except per share amounts	2021	2020	Change	% Change
Operating revenues:
Publishing	$699,585	$858,150	$(158,565)	(18)%
Digital Marketing Solutions	102,281	121,281	(19,000)	(16)%
Corporate and other	3,074	3,009	65	2%
Intersegment eliminations	(27,856)	(33,758)	5,902	(17)%
Total operating revenues	777,084	948,682	(171,598)	(18)%
Operating expenses:
Publishing	$657,230	$830,530	$(173,300)	(21)%
Digital Marketing Solutions	101,104	122,730	(21,626)	(18)%
Corporate and other	38,665	59,002	(20,337)	(34)%
Intersegment eliminations	(27,856)	(33,758)	5,902	(17)%
Total operating expenses	769,143	978,504	(209,361)	(21)%
Operating income (loss)	7,941	(29,822)	37,763	***
Non-operating expenses	159,751	41,805	117,946	***
Loss before income taxes	(151,810)	(71,627)	(80,183)	***
(Benefit) provision for income taxes	(9,109)	8,979	(18,088)	***
Net loss	$(142,701)	$(80,606)	$(62,095)	77%
Net loss attributable to redeemable noncontrolling interests	(385)	(454)	69	(15)%
Net loss attributable to Gannett	$(142,316)	$(80,152)	$(62,164)	78%
Loss per share attributable to Gannett - basic	$(1.06)	$(0.61)	$(0.45)	74%
Loss per share attributable to Gannett - diluted	$(1.06)	$(0.61)	$(0.45)	74%
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

Operating revenues

Total Operating revenues were $777.1 million for three months ended March 31, 2021, a decrease of $171.6 million compared to the three months ended March 31, 2020.

For the Publishing segment, Operating revenues decreased $158.6 million compared to the three months ended March 31, 2020, driven by lower Advertising and marketing services revenues of $89.3 million, including both print and digital, lower Circulation revenues of $49.3 million and lower Other revenues of $20.0 million. Advertising and marketing services revenues are generated by the sale of local, national, and classified print advertising products, digital advertising offerings such as digital classified advertisements, digital media such as display advertisements run on our platforms as well as third-party sites, and digital marketing services such as search advertising offered through and delivered by our DMS segment. Circulation revenues are derived principally from home delivery and single copy sales of our publications and distribution of our publications on our digital platforms. Other revenues are derived mainly from commercial printing, distribution arrangements, revenues from our events business and digital syndication and affiliate revenues.

For the DMS segment, Operating revenues decreased $19.0 million compared to the three months ended March 31, 2020, driven by lower Advertising and marketing services revenues of $14.9 million and lower Other revenues of $4.1 million. Our DMS segment generates Advertising and marketing services revenues through multiple services, including search advertising, display advertising, search optimization, social media, website development, web presence products, customer relationship management, Google-suite offerings, and software-as-a-service solutions. Other revenues in our DMS segment are derived from cloud offerings and software licensing.

For the Corporate and Other category, Operating revenues were relatively flat compared to the three months ended March 31, 2020. Revenues at our Corporate and Other category are primarily driven by third party newsprint sales.

Operating expenses

Total Operating expenses were $769.1 million for the three months ended March 31, 2021, a decrease of $209.4 million compared to the three months ended March 31, 2020. Operating expenses consist primarily of the following:

•Operating costs at the Publishing segment include labor, newsprint and delivery costs and at the DMS segment include the cost of online media acquired from third parties and costs to manage and operate our marketing solutions and technology infrastructure;
•Selling, general and administrative expenses include labor, payroll, outside services, and benefits costs;
•Depreciation and amortization;
•Integration and reorganization costs include severance charges and other costs, including those for the purpose of consolidating our operations (i.e., facility consolidation expenses and integration-related costs);
•Other operating expenses include third-party debt expenses as well as acquisition-related costs;
•Gains or losses on the sale or disposal of assets; and
•Impairment charges, including costs incurred related to goodwill, intangible assets and property, plant and equipment.

For the three months ended March 31, 2021, Operating expenses at our Publishing segment decreased $173.3 million compared to the three months ended March 31, 2020, reflecting a decrease in Operating costs of $87.1 million, a decrease in Selling, general and administrative expenses of $64.6 million, a decrease in Depreciation and amortization of $20.6 million, and a decrease in Integration and reorganization costs of $6.0 million, partially offset by an increase in Loss on the sale or disposal of assets of $4.1 million and an increase in Asset impairments of $0.8 million.

For the three months ended March 31, 2021, Operating expenses at our DMS segment decreased $21.6 million compared to the three months ended March 31, 2020, reflecting a decrease in Selling, general and administrative expenses of $16.9 million, a decrease in Operating costs of $4.0 million, and a decrease in Integration and reorganization costs of $1.2 million, partially offset by an increase in Depreciation and amortization of $0.5 million.

For the three months ended March 31, 2021, Operating expenses at Corporate and other decreased $20.3 million compared to the three months ended March 31, 2020, due to a decrease in Selling, general and administrative expenses of $15.7 million, a decrease in Integration and reorganization costs of $7.6 million, and a decrease in Operating costs of $1.8 million, partially offset by an increase in Other operating expenses of $4.6 million.

Refer to the discussion of segment results below for further information.

Non-operating (income) expense

Interest expense: For the three months ended March 31, 2021, Interest expense was $39.5 million compared to $57.9 million for the three months ended March 31, 2020. The decrease in interest expense was mainly due to a lower effective interest rate driven by the refinancing of the Company's five-year, senior-secured 11.5% term loan facility with Apollo Capital Management, L.P. (the "Acquisition Term Loan") in the first quarter of 2021 and a lower debt balance compared to the same period in 2020.

Loss on early extinguishment of debt: For the three months ended March 31, 2021, Loss on early extinguishment of debt was $19.4 million compared to $0.8 million for the three months ended March 31, 2020. The loss for the three months ended March 31, 2021 was mainly due to the payoff of the Acquisition Term Loan in the first quarter of 2021.

Non-operating pension income: For the three months ended March 31, 2021, Non-operating pension income was $23.9 million compared to $18.5 million for the three months ended March 31, 2020. The increase in non-operating pension income was primarily due to an increase in the expected return on plan assets held by the Gannett Retirement Plan and lower interest costs on benefit obligations.

Loss on Convertible notes derivative: For the three months ended March 31, 2021, Loss on Convertible notes derivative was $126.6 million, due to the increase in the fair value of the derivative liability as a result of the increase in the Company's stock price.

Other non-operating items, net: Non-operating items, net, are driven by certain items that fall outside of our normal business operations. For the three months ended March 31, 2021, Non-operating items, net was expense of $1.9 million compared to $1.6 million income in the same period in 2020.

Provision (benefit) for income taxes

The following table summarizes our Loss before income taxes and income tax accounts:

	Three months ended March 31,
In thousands	2021	2020
Loss before income taxes	$(151,810)	$(71,627)
(Benefit) provision for income taxes	(9,109)	8,979
Effective tax rate	6.0%	***
*** Our effective tax rate for the period was not meaningful.

The benefit for income taxes for the three months ended March 31, 2021 was mainly impacted by the pre-tax net loss generated during the quarter. The benefit for income taxes for the three months ended March 31, 2021 was calculated using the estimated annual effective tax rate of 43.4%. The estimated annual effective tax rate is based on a projected tax expense for the full year. The tax benefit for the three months ended March 31, 2021 is lower than the 21% statutory Federal rate due to the impact of the derivative revaluation, partially offset by the creation of valuation allowances on non-deductible interest expense carryforwards as well as state income tax and foreign tax expense.

Our effective tax rate for the three months ended March 31, 2020, was not meaningful. The rate was primarily impacted by non-deductible officers' compensation, state income tax expense and foreign income tax expense.

Net loss attributable to Gannett and diluted loss per share attributable to Gannett

For the three months ended March 31, 2021, Net loss attributable to Gannett and diluted loss per share attributable to Gannett were $142.3 million and $1.06, respectively, compared to $80.2 million and $0.61 for the three months ended March 31, 2020, respectively. The change reflects the various items discussed above.

Publishing segment

A summary of our Publishing segment results is presented below:

	Three months ended March 31,
In thousands	2021	2020	Change	% Change
Operating revenues:
Advertising and marketing services	$314,310	$403,636	$(89,326)	(22)%
Circulation	325,436	374,720	(49,284)	(13)%
Other	59,839	79,794	(19,955)	(25)%
Total operating revenues	699,585	858,150	(158,565)	(18)%
Operating expenses:
Operating costs	431,801	518,859	(87,058)	(17)%
Selling, general and administrative expenses	166,203	230,813	(64,610)	(28)%
Depreciation and amortization	46,387	66,957	(20,570)	(31)%
Integration and reorganization costs	7,326	13,309	(5,983)	(45)%
Asset impairments	833	—	833	***
Net loss on sale or disposal of assets	4,680	592	4,088	***
Total operating expenses	657,230	830,530	(173,300)	(21)%
Operating income	$42,355	$27,620	$14,735	53%
*** Indicates an absolute value percentage change greater than 100.

Operating revenues

The following table provides the breakout of Operating revenues by category:

	Three months ended March 31,
In thousands	2021	2020	Change	% Change
Local and national print	$117,399	$173,170	$(55,771)	(32)%
Classified print	75,797	94,449	(18,652)	(20)%
Print advertising	193,196	267,619	(74,423)	(28)%

Digital media	79,557	86,497	(6,940)	(8)%
Digital marketing services	28,353	30,539	(2,186)	(7)%
Digital classified	13,204	18,981	(5,777)	(30)%
Digital advertising and marketing services	121,114	136,017	(14,903)	(11)%

Advertising and marketing services	314,310	403,636	(89,326)	(22)%

Print circulation	302,257	358,918	(56,661)	(16)%
Digital-only circulation	23,179	15,802	7,377	47%
Circulation	325,436	374,720	(49,284)	(13)%

Other	59,839	79,794	(19,955)	(25)%

Total operating revenues	$699,585	$858,150	$(158,565)	(18)%

For the three months ended March 31, 2021, Local and national print advertising revenues and Classified print advertising revenues decreased $55.8 million and $18.7 million, respectively, compared to the three months ended March 31, 2020. The overall decline in Print advertising was driven by secular industry trends impacting all categories and impacts from the COVID-19 pandemic. The decline in Local and national print advertising revenues was driven by lower advertising volume and a decline in advertiser inserts. Classified print advertising revenues declined due to reduced spend in legal, real estate, automotive and employment classified advertisements.

For the three months ended March 31, 2021, Digital media, Digital marketing services and Digital classified revenues decreased $6.9 million, $2.2 million, and $5.8 million, respectively, compared to the three months ended March 31, 2020. The decrease in Digital media revenues was driven by lower local digital media spend and lower page views compared to the prior year which reflected coverage of the COVID-19 pandemic and lower digital classified revenue.

For the three months ended March 31, 2021, Print circulation revenues decreased $56.7 million and Digital-only circulation revenues increased $7.4 million, compared to the three months ended March 31, 2020. The decline in Print circulation revenues was driven by a reduction in the volume of home delivery subscribers and a decline in single copy sales reflecting the overall secular trends impacting the industry as well as the impact of the COVID-19 pandemic on businesses that buy and sell copies of our publications. The increase in Digital-only circulation revenues was driven by an increase of 37% in digital-only subscribers to approximately 1.2 million as of March 31, 2021, as well as an increase in average revenue per customer due to mix in subscribers with introductory trial periods during the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

For the three months ended March 31, 2021, Other revenues decreased $20.0 million compared to the three months ended March 31, 2020, due to declines in the commercial print and delivery business, driven by overall secular trends impacting the industry and a decline in event revenues due to the absence of in-person events in the first quarter of 2021 compared to the same period in the prior year as a result of the COVID-19 pandemic. In addition, the Company continues to experience decreased demand for commercial print.

Operating expenses

For the three months ended March 31, 2021, Operating costs decreased $87.1 million compared to the three months ended March 31, 2020. The following table provides the breakout of the decrease in Operating costs:

	Three months ended March 31,
In thousands	2021	2020	Change	% Change
Newsprint and ink	$28,271	$40,305	$(12,034)	(30)%
Distribution	96,105	106,952	(10,847)	(10)%
Compensation and benefits	147,118	181,108	(33,990)	(19)%
Outside services	68,764	85,832	(17,068)	(20)%
Other	91,543	104,662	(13,119)	(13)%
Total operating costs	$431,801	$518,859	$(87,058)	(17)%

For the three months ended March 31, 2021, Newsprint and ink costs decreased $12.0 million compared to the three months ended March 31, 2020 driven by declines in print circulation and print advertising volumes, lower paper prices, and page count reductions driven by efficiency initiatives in printing operations.

For the three months ended March 31, 2021, Distribution costs decreased $10.8 million compared to the three months ended March 31, 2020 due to declines in print circulation and print advertising volumes as well as the decline in commercial print and delivery.

For the three months ended March 31, 2021, Compensation and benefits costs decreased $34.0 million compared to the three months ended March 31, 2020 due to the benefit in the first quarter of 2021 of cost containment initiatives implemented in the second half of 2020 in connection with the COVID-19 pandemic, including headcount reductions, as well as a reduction in costs associated with ongoing integration efforts.

For the three months ended March 31, 2021, Outside services costs, which includes outside printing, professional and outside services, paid search and ad serving, feature services, and credit card fees, decreased $17.1 million compared to the three months ended March 31, 2020 due to the declines in Advertising and marketing services revenues and Print circulation revenues, the benefit in the first quarter of 2021 of cost containment initiatives implemented in the second half of 2020 in connection with the COVID-19 pandemic, and a reduction in costs associated with ongoing integration efforts.

For the three months ended March 31, 2021, Other costs, which primarily includes travel, and facility and equipment costs, decreased $13.1 million compared to the three months ended March 31, 2020, due to a reduction in costs associated with ongoing integration efforts and cost containment initiatives.

For the three months ended March 31, 2021, Selling, general and administrative expenses decreased by $64.6 million compared to the three months ended March 31, 2020. The following table provides the breakout of the decrease in Selling, general and administrative expenses:

	Three months ended March 31,
In thousands	2021	2020	Change	% Change
Compensation and benefits	$89,710	$113,527	$(23,817)	(21)%
Outside services	10,718	13,123	(2,405)	(18)%
Other	65,775	104,163	(38,388)	(37)%
Total Selling, general and administrative expenses	$166,203	$230,813	$(64,610)	(28)%

For the three months ended March 31, 2021, Compensation and benefits costs decreased $23.8 million compared to the three months ended March 31, 2020 due to the benefit in the first quarter of 2021 of cost containment initiatives implemented in the second half of 2020 in connection with the COVID-19 pandemic, including headcount reductions, as well as a reduction in costs associated with ongoing integration efforts.

For the three months ended March 31, 2021, Outside services costs, which includes professional and outside services, decreased $2.4 million compared to the three months ended March 31, 2020 due to declines in activity and cost containment initiatives.

For the three months ended March 31, 2021, Other costs decreased $38.4 million compared to the three months ended March 31, 2020 due to lower facility related costs, lower bad debt expense and the benefit in the first quarter of 2021 of cost containment initiatives implemented in the second half of 2020 in connection with the COVID-19 pandemic.

For the three months ended March 31, 2021, Depreciation and amortization expenses decreased $20.6 million compared to the three months ended March 31, 2020 due to a decrease in accelerated depreciation of $15.4 million as a result of fewer print facility shutdowns and strategic dispositions of real estate during the period related to ongoing cost reduction programs.

For the three months ended March 31, 2021, Integration and reorganization costs decreased $6.0 million compared to the three months ended March 31, 2020 due to a decrease in severance costs of $5.1 million. For the three months ended March 31, 2021, severance costs were primarily related to facility consolidation activities. For the three months ended March 31, 2020, severance costs were related to acquisition-related synergies and the consolidation of the business due to our acquisition of Gannett Co., Inc. (which was renamed Gannett Media Corp. and is referred to as "Legacy Gannett") in the fourth quarter of 2019.

For the three months ended March 31, 2021, Loss on the sale or disposal of assets increased $4.1 million compared to the three months ended March 31, 2020 driven by the sale of assets in the first quarter of 2021 as part of the Company’s plan to monetize non-core assets.

Publishing segment Adjusted EBITDA

	Three months ended March 31,
In thousands	2021	2020	Change	% Change
Net income attributable to Gannett	$66,213	$33,840	$32,373	96%
Interest expense	11	18	(7)	(39)%
Non-operating pension income	(23,878)	(5,321)	(18,557)	***
Other non-operating expense (income), net	394	(463)	857	***
Depreciation and amortization	46,387	66,957	(20,570)	(31)%
Integration and reorganization costs	7,326	13,309	(5,983)	(45)%
Asset impairments	833	—	833	***
Net loss on sale or disposal of assets	4,680	592	4,088	***
Other items	242	1,996	(1,754)	(88)%
Adjusted EBITDA (non-GAAP basis)	$102,208	$110,928	$(8,720)	(8)%
Net income attributable to Gannett margin	9.5%	3.9%
Adjusted EBITDA margin (non-GAAP basis)(a)	14.6%	12.9%
*** Indicates an absolute value percentage change greater than 100.
(a)We define Adjusted EBITDA margin as Adjusted EBITDA divided by total Operating revenues.

Adjusted EBITDA for our Publishing segment was $102.2 million for the three months ended March 31, 2021, a decrease of $8.7 million compared to the three months ended March 31, 2020. The decrease was primarily attributable to the changes discussed above.

Digital Marketing Solutions segment

A summary of our Digital Marketing Solutions segment results is presented below:

	Three months ended March 31,
In thousands	2021	2020	Change	% Change
Operating revenues:
Advertising and marketing services	$101,376	$116,283	$(14,907)	(13)%
Other	905	4,998	(4,093)	(82)%
Total operating revenues	102,281	121,281	(19,000)	(16)%
Operating expenses:
Operating costs	69,278	73,254	(3,976)	(5)%
Selling, general and administrative expenses	23,831	40,734	(16,903)	(41)%
Depreciation and amortization	7,829	7,331	498	7%
Integration and reorganization costs	166	1,388	(1,222)	(88)%
Net loss on sale or disposal of assets	—	23	(23)	(100)%
Total operating expenses	101,104	122,730	(21,626)	(18)%
Operating income (loss)	$1,177	$(1,449)	$2,626	***
*** Indicates an absolute value percentage change greater than 100.

Operating revenues

For the three months ended March 31, 2021, Advertising and marketing services revenues decreased $14.9 million compared to the three months ended March 31, 2020, primarily due to the absence of $9.2 million in the first quarter of 2021 as a result of the change in media rebate programs as well as declines in the international business, offset by growth in the core ReachLocal business.

For the three months ended March 31, 2021, Other revenues decreased $4.1 million compared to the three months ended March 31, 2020 due to the absence of revenues related to systems integration services associated with a business we divested in the fourth quarter of 2020.

Operating expenses

For the three months ended March 31, 2021, Operating costs decreased $4.0 million compared to the three months ended March 31, 2020. The following table provides the breakout of the decrease in Operating costs:

	Three months ended March 31,
In thousands	2021	2020	Change	% Change
Compensation and benefits	8,135	13,629	(5,494)	(40)%
Outside services	58,691	55,007	3,684	7%
Other	2,452	4,618	(2,166)	(47)%
Total operating costs	$69,278	$73,254	$(3,976)	(5)%

For the three months ended March 31, 2021, Compensation and benefits costs decreased $5.5 million compared to the three months ended March 31, 2020 due to the benefit in the first quarter of 2021 of cost containment initiatives implemented in the second half of 2020, including headcount reductions, as well as a reduction in costs associated with ongoing integration efforts.

For the three months ended March 31, 2021, Outside services costs, which includes professional and outside services, paid search and ad serving and feature services, increased $3.7 million compared to the three months ended March 31, 2020 due to an increase in expenses associated with third-party media fees.

For the three months ended March 31, 2021, Selling, general and administrative expenses decreased $16.9 million compared to the three months ended March 31, 2020. The following table provides the breakout of Selling, general and administrative expenses by category:

	Three months ended March 31,
In thousands	2021	2020	Change	% Change
Compensation and benefits	$18,062	$35,773	$(17,711)	(50)%
Outside services	1,443	2,284	(841)	(37)%
Other	4,326	2,677	1,649	62%
Total Selling, general and administrative expenses	$23,831	$40,734	$(16,903)	(41)%

For the three months ended March 31, 2021, Compensation and benefits costs decreased $17.7 million compared to the three months ended March 31, 2020, due to the benefit in the first quarter of 2021 of cost containment initiatives implemented in the second half of 2020, including headcount reductions associated with ongoing integration efforts.

For the three months ended March 31, 2021, Integration and reorganization costs decreased $1.2 million compared to the three months ended March 31, 2020 due to lower severance costs of $1.4 million. For the three months ended March 31, 2020, severance costs were related to acquisition-related synergies and the consolidation of the business due to the acquisition of Legacy Gannett in the fourth quarter of 2019.

Digital Marketing Solutions segment Adjusted EBITDA

	Three months ended March 31,
In thousands	2021	2020	Change	% Change
Net income (loss) attributable to Gannett	$1,081	$(5,073)	$6,154	***
Other non-operating income, net	96	3,624	(3,528)	(97)%
Depreciation and amortization	7,829	7,331	498	7%
Integration and reorganization costs	166	1,388	(1,222)	(88)%
Net loss on sale or disposal of assets	—	23	(23)	(100)%
Other items	—	594	(594)	(100)%
Adjusted EBITDA (non-GAAP basis)	$9,172	$7,887	$1,285	16%
Net income (loss) attributable to Gannett margin	1.1%	(4.2)%
Adjusted EBITDA margin (non-GAAP basis)(a)	9.0%	6.5%
*** Indicates an absolute value percentage change greater than 100.
(a)We define Adjusted EBITDA margin as Adjusted EBITDA divided by total Operating revenues.

Adjusted EBITDA for our Digital Marketing Solutions segment was $9.2 million for the three months ended March 31, 2021, compared to $7.9 million in three months ended March 31, 2020, primarily attributable to the changes discussed above.

Corporate and other category

For the three months ended March 31, 2021, Corporate and other operating revenues were $3.1 million compared to $3.0 million in the three months ended March 31, 2020.

For the three months ended March 31, 2021, Corporate and other operating expenses decreased $20.3 million compared to the three months ended March 31, 2020. The following table provides the breakout of the decrease in Corporate and Other operating expenses:

	Three months ended March 31,
In thousands	2021	2020	Change	% Change
Operating expenses:
Operating costs	$3,956	$5,749	$(1,793)	(31)%
Selling, general and administrative expenses	14,269	29,949	(15,680)	(52)%
Depreciation and amortization	3,887	3,736	151	4%
Integration and reorganization costs	5,912	13,557	(7,645)	(56)%
Other operating expenses	10,576	5,969	4,607	77%
Net loss on sale or disposal of assets	65	42	23	55%
Total operating expenses	$38,665	$59,002	$(20,337)	(34)%

For the three months ended March 31, 2021, Corporate and other operating expenses decreased $20.3 million due to a decrease in Selling, general and administrative expenses of $15.7 million, mainly consisting of cost containment initiatives, a decrease in Integration and reorganization costs of $7.6 million, driven by a decrease in severance of $7.5 million due to the absence of costs that were incurred in the first quarter of 2020 related to acquisition-related synergies and the consolidation of the business due to the acquisition of Legacy Gannett in the fourth quarter of 2019. These decreases were offset by an increase in Other operating expenses of $4.6 million, which included $10.2 million of third-party fees related to the 5-Year Term Loan (defined below) expensed during three months ended March 31, 2021 compared to $6.0 million of Acquisition costs incurred during the three months ended March 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements are for working capital, debt obligations, and capital expenditures.

We expect to fund our operations through cash provided by operating activities. We expect we will have adequate capital resources and liquidity to meet our ongoing working capital needs, borrowing obligations, and all required capital expenditures.

Details of our cash flows are included in the table below:

	Three months ended March 31,
In thousands	2021	2020
Net cash provided by operating activities	$61,316	$60,489
Net cash provided by (used for) investing activities	2,516	(3,419)
Net cash used for financing activities	(74,699)	(14,679)
Effect of currency exchange rate change on cash	314	1,554
(Decrease) increase in cash, cash equivalents and restricted cash	$(10,553)	$43,945

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

Our net cash flow provided by operating activities was $61.3 million for the three months ended March 31, 2021, compared to net cash provided by operating activities of $60.5 million for the three months ended March 31, 2020. The increase in net cash flow provided by operating activities was primarily due to an increase in working capital of $15.1 million due to the overall timing of payments and receipts and a decrease in severance payments of $9.9 million, partially offset by an increase in interest paid on the Acquisition Term Loan of $13.0 million, an increase in contributions to our pension and other postretirement benefit plans of $12.4 million and a decrease in tax refunds of $1.0 million.

Cash flows provided by (used for) investing activities: Cash flows provided by investing activities totaled $2.5 million for the three months ended March 31, 2021 compared to $3.4 million used for investing activities in the three months ended March 31, 2020. This increase was primarily due to a decrease in purchases of property, plant and equipment of $6.2 million.

Cash flows used for financing activities: Cash flows used for financing activities totaled $74.7 million for the three months ended March 31, 2021 compared to $14.7 million for the three months ended March 31, 2020. This increase was primarily due to an increase in net repayments under term loans of $26.1 million and payments of debt issuance costs of $33.9 million.

Senior Secured 5-Year Term Loan

On February 9, 2021, we entered into a five-year, senior-secured term loan facility with the lenders from time to time party thereto and Citibank, N.A., as collateral agent and administrative agent for the lenders, in an aggregate principal amount of $1.045 billion (the "5-Year Term Loan"). The 5-Year Term Loan matures on February 9, 2026 and, at the Company's option, bears interest at the rate of the London Interbank Offered Rate plus a margin equal to 7.00% per annum or an alternate base rate plus a margin equal to 6.00% per annum. Accordingly, we are required to dedicate a substantial portion of cash flow from operations to fund interest payments.

The proceeds from the 5-Year Term Loan were used to repay the remaining principal balance and accrued interest of $1.043 billion and $13.3 million, respectively, on the Acquisition Term Loan (the "Payoff") and to pay fees and expenses incurred to obtain the 5-Year Term Loan.

There were certain lenders that participated in both the Acquisition Term Loan and the new 5-Year Term Loan and their balances in the Acquisition Term Loan were deemed to be modified. The Company will continue to defer, over the new term, the deferred financing fees and original issue discount from the Acquisition Term Loan of $1.5 million and $34.7 million, respectively, related to those lenders. Further, certain lenders in the Acquisition Term Loan did not participate in the new 5-Year Term Loan and their balances in the Acquisition Term Loan were deemed to be extinguished. As a result, the Company recognized a Loss on early extinguishment of debt of $17.2 million as a result of the write-off of the remaining original issue discount and deferred financing fees related to those lenders. Third party fees of approximately $13.0 million were allocated to the new lenders in the 5-Year Term Loan on a pro-rata basis, and $20.9 million of original issue discount were capitalized and will be amortized over the term of the 5-Year Term Loan using the effective interest method. Third party fees of $10.2 million, that were allocated to the lenders whose balances were deemed to be modified, were expensed and recorded in Other operating expenses in the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2021.

The 5-Year Term Loan will amortize in equal quarterly installments at a rate of 10% per annum (or, if the ratio of Total Indebtedness secured on an equal priority basis with the 5-Year Term Loan (net of Unrestricted Cash) to Consolidated EBITDA (as such terms are defined in the 5-Year Term Loan) is equal to or less than a specified ratio, 5% per annum) (the "Quarterly Amortization Installment"), beginning September 30, 2021. In addition, we will be required to repay the 5-Year Term Loan from time to time with (i) the proceeds of non-ordinary course asset sales and casualty and condemnation events, (ii) the proceeds of indebtedness that is not otherwise permitted under the 5-Year Term Loan and (iii) the aggregate amount of cash and cash equivalents on hand in excess of $100 million at the end of each fiscal year. The 5-Year Term Loan is subject to a requirement to have minimum unrestricted cash of $30 million as of the last day of each fiscal quarter. As of March 31, 2021, we were in compliance with all of the covenants and obligations under the 5-Year Term Loan.

As of March 31, 2021, we had $1.036 billion in aggregate principal outstanding under the 5-Year Term Loan with an effective interest rate of 9.4%.

Senior Secured Convertible Notes due 2027

On November 17, 2020, the Company entered into an Exchange Agreement with certain of the lenders (the "Exchanging Lenders") under the Acquisition Term Loan pursuant to which the Company and the Exchanging Lenders agreed to exchange $497.1 million in aggregate principal amount of the Company’s newly issued 6.0% Senior Secured Convertible Notes due 2027 (the "2027 Notes") for the retirement of an equal amount of term loans under the Acquisition Term Loan (the "Exchange"). The 2027 Notes were issued pursuant to an Indenture (the "Indenture") dated as of November 17, 2020, between the Company and U.S. Bank National Association, as trustee. The Indenture, as supplemented by the Second Supplemental Indenture, includes affirmative and negative covenants that are substantially consistent with the 5-Year Term Loan, as well as customary events of default.

In connection with the Exchange, the Company entered into an Investor Agreement with the holders of the 2027 Notes (the "Holders") establishing certain terms and conditions concerning the rights and restrictions on the Holders with respect to the Holders' ownership of the 2027 Notes.

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

The conversion rate is subject to customary adjustment provisions as provided in the Indenture. In addition, the conversion rate will be subject to adjustment in the event of any issuance or sale of Common Stock (or securities convertible into Common Stock) at a price equal to or less than the Conversion Price in order to ensure that following such issuance or sale, the 2027 Notes would be convertible into approximately 42% of the Common Stock after giving effect to such issuance or sale assuming the initial principal amount of the 2027 Notes remains outstanding.

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

For the three months ended March 31, 2021, no shares were issued upon conversion, exercise, or satisfaction of the required conditions. Refer to Note 10 — Supplemental equity information to the condensed consolidated financial statements for details on the convertible debt's impact to diluted earnings per share under the if-converted method.

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

The $3.3 million principal value of the remaining notes outstanding is reported as convertible debt in the condensed consolidated balance sheets. The effective interest rate on the notes was 6.05% as of March 31, 2021.

Additional information

We continue to evaluate the impacts of the COVID-19 pandemic on our results of operations and cash flows. As part of these measures, we have taken steps to manage cash outflow by rationalizing expenses and implementing various cost containment initiatives. These initiatives include, but are not limited to, strategic reductions in force, and the cancellation of certain non-essential expenditures. We continue to evaluate opportunities to manage the amount and timing of significant expenditures associated with vendors, creditors, and pension regulators.

In connection with these measures, we previously announced that the Board had determined it is in the best interest of the Company to preserve liquidity by suspending the quarterly dividend. We presently have no intention to reinstate the dividend, and there can be no assurance if or when we will resume paying dividends on a regular basis. In addition, the terms of our indebtedness, including our credit facility, the 5-Year Term Loan, and the Indenture for the 2027 Notes have terms that restrict our ability to pay dividends.

The CARES Act, enacted March 27, 2020, provides various forms of relief to companies impacted by the COVID-19 pandemic. As part of the relief available under the CARES Act, we deferred remittance of our 2020 Federal Insurance Contributions Act taxes as allowed by the legislation. The Company was able to defer $41.6 million of the employer portion of FICA taxes for payroll paid between March 27, 2020 and December 31, 2020. The Company will have until December 31, 2021, to pay 50% of the FICA deferral with the remaining 50% to be remitted on or before December 31, 2022.

For the Gannett Retirement Plan in the U.S., we have deferred our contractual contribution and negotiated a contribution payment plan of $5.0 million per quarter starting December 31, 2020 through the end of the September 30, 2022.

We expect our capital expenditures for the remainder of 2021 to total approximately $37.5 million. These capital expenditures are anticipated to be primarily comprised of projects related to digital product development, maintenance of our print and technology systems, and system upgrades.

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

Adjusted EBITDA and Adjusted EBITDA margin are a non-GAAP financial measures we believe offer a useful view of the overall operation of our businesses and may be different than similarly-titled measures used by other companies. We define Adjusted EBITDA as Net income (loss) attributable to Gannett before (1) Income tax expense (benefit), (2) Interest expense, (3) Gains or losses on the early extinguishment of debt, (4) Non-operating pension income (expense), (5) Loss on Convertible notes derivative, (6) Other non-operating items, including equity income, (7) Depreciation and amortization, (8) Integration and reorganization costs, (9) Asset impairments, (10) Goodwill and intangible impairments, (11) Gains or losses on the sale or disposal of assets, (12) Share-based compensation, (13) Other operating expenses, including third-party debt expenses and acquisition costs, (14) Gains or losses on the sale of investments and (15) certain other non-recurring charges. We define Adjusted EBITDA margin as Adjusted EBITDA divided by total Operating revenues.

Management’s use of Adjusted EBITDA and Adjusted EBITDA margin

Adjusted EBITDA and Adjusted EBITDA margin are not measurements of financial performance under GAAP and should not be considered in isolation or as an alternative to income from operations, net income (loss), or any other measure of performance or liquidity derived in accordance with GAAP. We believe these non-GAAP financial measures, as we have defined them, are helpful in identifying trends in our day-to-day performance because the items excluded have little or no significance on our day-to-day operations. These measures provide an assessment of controllable expenses and affords management the ability to make decisions which are expected to facilitate meeting current financial goals as well as to achieve optimal financial performance.

Adjusted EBITDA and Adjusted EBITDA margin provide us with measures of financial performance, independent of items that are beyond the control of management in the short-term, such as depreciation and amortization, taxation, non-cash impairments, and interest expense associated with our capital structure. These metrics measure our financial performance based on operational factors that management can impact in the short-term, namely the cost structure or expenses of the organization. Adjusted EBITDA and Adjusted EBITDA margin are metrics we use to review the financial performance of our business on a monthly basis.

We use Adjusted EBITDA and Adjusted EBITDA margin as measures of our day-to-day operating performance, which is evidenced by the publishing and delivery of news and other media and excludes certain expenses that may not be indicative of our day-to-day business operating results.

Limitations of Adjusted EBITDA and Adjusted EBITDA margin

Adjusted EBITDA and Adjusted EBITDA margin have limitations as an analytical tool. They should not be viewed in isolation or as a substitute for GAAP measures of earnings or cash flows. Material limitations in making the adjustments to our earnings to calculate Adjusted EBITDA and Adjusted EBITDA margin and using these non-GAAP financial measures as compared to GAAP net income (loss) include: the cash portion of interest/financing expense, income tax (benefit) provision, and charges related to asset impairments, which may significantly affect our financial results.

Management believes these items are important in evaluating our performance, results of operations, and financial position. We use non-GAAP financial measures to supplement our GAAP results in order to provide a more complete understanding of the factors and trends affecting our business.

Adjusted EBITDA and Adjusted EBITDA margin are not alternatives to net income and margin as calculated and presented in accordance with GAAP. As such, they should not be considered or relied upon as a substitute or alternative for any such GAAP financial measures. We strongly urge you to review the reconciliation of Net loss attributable to Gannett to Adjusted EBITDA and Adjusted EBITDA margin along with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We also strongly urge you to not rely on any single financial measure to evaluate our business. In addition, because Adjusted EBITDA and Adjusted EBITDA margin are not measures of financial performance under GAAP and are susceptible to varying calculations, the Adjusted EBITDA and Adjusted EBITDA margin measures as presented in this report may differ from and may not be comparable to similarly titled measures used by other companies.

The table below shows the reconciliation of Net loss attributable to Gannett to Adjusted EBITDA for the periods presented:

	Three months ended March 31,
In thousands	2021	2020
Net loss attributable to Gannett	$(142,316)	$(80,152)
(Benefit) provision for income taxes	(9,109)	8,979
Interest expense	39,503	57,899
Loss on early extinguishment of debt	19,401	805
Non-operating pension income	(23,878)	(18,489)
Loss on Convertible notes derivative	126,600	—
Other non-operating (income) expense, net	(1,875)	1,590
Depreciation and amortization	58,103	78,024
Integration and reorganization costs	13,404	28,254
Other operating expenses	10,576	5,969
Asset impairments	833	—
Net loss on sale or disposal of assets	4,745	657
Share-based compensation expense	3,423	11,577
Other items	1,055	3,956
Adjusted EBITDA (non-GAAP basis)	$100,465	$99,069
Net loss attributable to Gannett margin	(18.3)%	(8.4)%
Adjusted EBITDA margin (non-GAAP basis)	12.9%	10.4%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the information disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risks of our Form 10-K for the fiscal year ended December 31, 2020 (the "2020 Form 10-K").

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were not effective because of the previously reported material weakness in internal control over financial reporting, which we describe in Part II, Item 9A, Controls and Procedures of our 2020 Form 10-K.

Remediation of Material Weakness

We continue to implement our remediation plan for the previously reported material weakness in internal control over financial reporting, described in Part II, Item 9A of our 2020 Form 10-K, which includes organizational enhancements, design enhancements, training, utilizing external resources and integration of related supporting technology. We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the material weakness are remediated as soon as possible. We will consider the material weakness remediated after the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as disclosed in Note 12 — Commitments, contingencies and other matters, there have been no material developments with respect to our potential liability for legal and environmental matters previously reported in our Form 10-K for the fiscal year ended December 31, 2020.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors described in Part I, Item 1A, Risk Factors of our Form 10-K for the fiscal year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This item is not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

This item is not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

This item is not applicable.

ITEM 5. OTHER INFORMATION

This item is not applicable.

ITEM 6. EXHIBITS

4.1	Second Supplemental Indenture, dated as of February 9, 2021, by and between the Company, the Subsidiary Guarantors from time to time party thereto and U.S. Bank National Associations, as trustee.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed February 12, 2021.
10.1	Credit Agreement dated as of February 9, 2021, among the Company, Gannett Holdings LLC, each Guarantor party thereto, the Lenders from time to time party thereto and Citibank, N.A., as collateral and administrative agent.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, field February 12, 2021.
10.2	Amended and Restated Performance Restricted Stock Unit Grant Agreement between the Company and Michael Reed, effective as of January 8, 2021.*	Filed herewith.
10.3	Employee Performance Restricted Stock Unit Grant Agreement between the Company and Michael Reed, effective as of January 8, 2021.*	Filed herewith.
10.4	Gannett Co., Inc. 2021 Annual Bonus Plan*	Filed herewith.
31.1	Rule 13a-14(a) Certification of CEO	Attached.
31.2	Rule 13a-14(a) Certification of CFO	Attached.
32.1	Section 1350 Certification of CEO	Attached.
32.2	Section 1350 Certification of CFO	Attached.
101
The following financial information from Gannett Co., Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income; (iii) Condensed Consolidated Statements of Cash Flow; (iv) Condensed Consolidated Statements of Equity; and (v) Notes to Condensed Consolidated Financial Statements
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

Date: May 7, 2021	GANNETT CO., INC.

/s/ Douglas E. Horne
Douglas E. Horne
Chief Financial Officer and
Chief Accounting Officer (principal financial and principal accounting officer)