Form 10-Q
period 2021-06-30
Gannett Co., Inc.
filed 2021-08-06
CIK 1579684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 3, 2021, 142,617,066 shares of the registrant's Common Stock were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our current views regarding, among other things, our future growth, results of operations, performance, and business prospects and opportunities, and are not statements of historical fact. Words such as "anticipate(s)," "expect(s)," "intend(s)," "plan(s)," "target(s)," "project(s)," "believe(s)," "forecast," "will," "aim," "would," "seek(s)," "estimate(s)" and similar expressions are intended to identify such forward-looking statements.

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

INDEX TO GANNETT CO., INC.
Q2 2021 FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GANNETT CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share data	June 30, 2021	December 31, 2020
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$158,563	$170,725
Accounts receivable, net of allowance for doubtful accounts of $17,955 and $20,843 as of June 30, 2021 and December 31, 2020, respectively	291,452	314,305
Inventories	34,535	35,075
Prepaid expenses and other current assets	113,275	116,581
Total current assets	597,825	636,686
Property, plant and equipment, net of accumulated depreciation of $362,677 and $362,029 as of June 30, 2021 and December 31, 2020, respectively	522,347	590,272
Operating lease assets	278,389	289,504
Goodwill	534,218	534,088
Intangible assets, net	770,811	824,650
Deferred tax assets	58,571	90,240
Other assets	211,627	143,474
Total assets	$2,973,788	$3,108,914

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$351,919	$378,246
Deferred revenue	184,619	186,007
Current portion of long-term debt	106,644	128,445
Other current liabilities	49,939	48,602
Total current liabilities	693,121	741,300
Long-term debt	823,009	890,323
Convertible debt	396,964	581,405
Deferred tax liabilities	22,567	6,855
Pension and other postretirement benefit obligations	90,019	99,765
Long-term operating lease liabilities	262,390	274,460
Other long-term liabilities	157,708	151,847
Total noncurrent liabilities	1,752,657	2,004,655
Total liabilities	2,445,778	2,745,955
Redeemable noncontrolling interests	(2,067)	(1,150)
Commitments and contingent liabilities (See Note 12)

Equity
Preferred stock, $0.01 par value, 300,000 shares authorized, of which 150,000 shares are designated as Series A Junior Participating Preferred Stock, none of which were issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock of $0.01 par value per share, 2,000,000,000 shares authorized, 144,638,938 shares issued and 142,624,274 shares outstanding at June 30, 2021; 139,494,741 shares issued and 138,102,993 shares outstanding at December 31, 2020	1,446	1,395
Treasury stock at cost, 2,014,664 shares and 1,391,748 shares at June 30, 2021 and December 31, 2020, respectively	(6,935)	(4,903)
Additional paid-in capital	1,395,191	1,103,881
Accumulated deficit	(913,638)	(786,437)
Accumulated other comprehensive income	54,013	50,173
Total equity	530,077	364,109
Total liabilities and equity	$2,973,788	$3,108,914
The accompanying notes are an integral part of these condensed consolidated financial statements.

GANNETT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
In thousands, except per share amounts	2021	2020	2021	2020
Advertising and marketing services	$420,110	$356,918	$808,467	$843,929
Circulation	310,259	342,646	635,696	717,369
Other	73,906	67,436	137,196	154,385
Total operating revenues	804,275	767,000	1,581,359	1,715,683
Operating costs	473,172	476,735	950,970	1,043,199
Selling, general and administrative expenses	222,904	226,484	426,588	525,622
Depreciation and amortization	48,242	66,327	106,345	144,352
Integration and reorganization costs	8,444	32,306	21,848	60,560
Asset impairments	—	6,859	833	6,859
Goodwill and intangible impairments	—	393,446	—	393,446
Net loss on sale or disposal of assets	5,294	88	10,039	745
Other operating expenses	774	2,379	11,350	8,348
Total operating expenses	758,830	1,204,624	1,527,973	2,183,131
Operating income (loss)	45,445	(437,624)	53,386	(467,448)
Interest expense	35,264	57,928	74,767	115,827
Loss on early extinguishment of debt	2,834	369	22,235	1,174
Non-operating pension income	(23,906)	(17,553)	(47,784)	(36,099)
Loss on Convertible notes derivative	—	—	126,600	—
Other income, net	(1,148)	(6,261)	(3,023)	(4,616)
Non-operating expense	13,044	34,483	172,795	76,286
Income (loss) before income taxes	32,401	(472,107)	(119,409)	(543,734)
Provision (benefit) for income taxes	17,692	(34,276)	8,583	(25,297)
Net income (loss)	14,709	(437,831)	(127,992)	(518,437)
Net loss attributable to redeemable noncontrolling interests	(406)	(938)	(791)	(1,392)
Net income (loss) attributable to Gannett	$15,115	$(436,893)	$(127,201)	$(517,045)

Income (loss) per share attributable to Gannett - basic	$0.11	$(3.32)	$(0.95)	$(3.95)
Income (loss) per share attributable to Gannett - diluted	$0.10	$(3.32)	$(0.95)	$(3.95)

Other comprehensive income (loss):
Foreign currency translation adjustments	$1,750	$(2,552)	$4,787	$(16,585)
Pension and other postretirement benefit items:
Net actuarial loss	(1,426)	(8,078)	(300)	(8,078)
Amortization of net actuarial loss (gain)	(5)	(11)	15	(25)
Other	(292)	95	(846)	1,061
Total pension and other postretirement benefit items	(1,723)	(7,994)	(1,131)	(7,042)
Other comprehensive income (loss) before tax	27	(10,546)	3,656	(23,627)
Income tax benefit related to components of other comprehensive income (loss)	(390)	(2,059)	(184)	(2,063)
Other comprehensive income (loss), net of tax	417	(8,487)	3,840	(21,564)
Comprehensive income (loss)	15,126	(446,318)	(124,152)	(540,001)
Comprehensive loss attributable to redeemable noncontrolling interests	(406)	(938)	(791)	(1,392)
Comprehensive income (loss) attributable to Gannett	$15,532	$(445,380)	$(123,361)	$(538,609)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GANNETT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
In thousands	2021	2020
Operating activities
Net loss	$(127,992)	$(518,437)
Adjustments to reconcile net loss to operating cash flows:
Depreciation and amortization	106,345	144,352
Share-based compensation expense	9,202	18,968
Non-cash interest expense	11,531	11,902
Net loss on sale or disposal of assets	10,039	745
Loss on Convertible notes derivative	126,600	—
Loss on early extinguishment of debt	22,235	1,174
Goodwill and intangible impairments	—	393,446
Asset impairments	833	6,859
Pension and other postretirement benefit obligations	(78,038)	(49,064)
Change in other assets and liabilities, net	11,832	14,695
Net cash provided by operating activities	92,587	24,640
Investing activities
Purchase of property, plant and equipment	(15,821)	(22,157)
Proceeds from sale of real estate and other assets	23,341	17,792
Change in other investing activities	(335)	1,339
Net cash provided by (used for) investing activities	7,185	(3,026)
Financing activities
Payments of debt issuance costs	(33,921)	—
Borrowings under term loans	1,045,000	—
Repayments under term loans	(1,129,605)	(18,985)
Payments for employee taxes withheld from stock awards	(2,030)	(1,942)
Changes in other financing activities	(423)	596
Net cash used for financing activities	(120,979)	(20,331)
Effect of currency exchange rate change on cash	625	(780)
(Decrease) increase in cash, cash equivalents and restricted cash	(20,582)	503
Balance of cash, cash equivalents and restricted cash at beginning of period	206,726	188,664
Balance of cash, cash equivalents and restricted cash at end of period	$186,144	$189,167
The accompanying notes are an integral part of these condensed consolidated financial statements.

GANNETT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three months ended June 30, 2021
	Common stock		Additional Paid-in Capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Treasury stock
In thousands, except share data	Shares	Amount				Shares	Amount	Total
Balance at March 31, 2021	144,443,628	$1,444	$1,421,977	$53,596	$(928,753)	1,901,927	$(6,612)	$541,652
Net income attributable to Gannett	—	—	—	—	15,115	—	—	15,115
Restricted stock awards settled, net of withholdings	5,198	—	(11)	—	—	—	—	(11)
Restricted share grants	—	—	—	—	—	—	—	—
Equity component of the 2027 Notes	—	—	(32,534)	—	—	—	—	(32,534)
Other comprehensive income, net of income tax benefit of $390	—	—	—	417		—	—	417
Share-based compensation expense	—	—	5,779	—	—	—	—	5,779
Issuance of common stock	190,112	2	—	—	—	—	—	2
Treasury stock	—	—	—	—	—	62,835	(323)	(323)
Restricted share forfeiture	—	—	—	—	—	49,902	—	—
Other activity	—	—	(20)	—	—	—	—	(20)
Balance at June 30, 2021	144,638,938	$1,446	$1,395,191	$54,013	$(913,638)	2,014,664	$(6,935)	$530,077

	Three months ended June 30, 2020
	Common stock		Additional Paid-in Capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Treasury stock
In thousands, except share data	Shares	Amount				Shares	Amount	Total
Balance at March 31, 2020	132,715,532	$1,327	$1,093,705	$(4,875)	$(196,110)	657,165	$(4,491)	$889,556
Net loss attributable to Gannett	—	—	—	—	(436,893)	—	—	(436,893)
Restricted stock awards settled, net of withholdings	251,250	3	(109)	—	—	—	—	(106)
Restricted share grants	3,531,279	36	(36)	—	—	—	—	—
Other comprehensive loss, net of income tax benefit of $2,059	—	—	—	(8,487)	—	—	—	(8,487)
Share-based compensation expense	—	—	7,391	—	—	—	—	7,391
Issuance of common stock	387,259	3	1,021	—	—	—	—	1,024
Treasury stock	—	—	—	—	—	55,236	(326)	(326)
Restricted share forfeiture	—	—	—	—	—	58,572	(1)	(1)
Other activity	—	—	(73)	—	—	—	—	(73)
Balance at June 30, 2020	136,885,320	$1,369	$1,101,899	$(13,362)	$(633,003)	770,973	$(4,818)	$452,085

GANNETT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY [CONTINUED]
(Unaudited)

	Six months ended June 30, 2021
	Common stock		Additional Paid-in Capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Treasury stock
In thousands, except share data	Shares	Amount				Shares	Amount	Total
Balance as of December 31, 2020	139,494,741	$1,395	$1,103,881	$50,173	$(786,437)	1,391,748	$(4,903)	$364,109
Net loss attributable to Gannett	—	—	—	—	(127,201)	—	—	(127,201)
Restricted stock awards settled, net of withholdings	1,061,840	10	(1,906)	—	—	—	—	(1,896)
Restricted share grants	3,877,836	39	(39)	—	—	—	—	—
Equity component of the 2027 Notes	—	—	283,718	—	—	—	—	283,718
Other comprehensive income, net of income tax benefit of $184	—	—	—	3,840	—	—	—	3,840
Share-based compensation expense	—	—	9,202	—	—	—	—	9,202
Issuance of common stock	204,521	2	61	—	—	—	—	63
Remeasurement of redeemable noncontrolling interests	—	—	126	—	—	—	—	126
Treasury stock	—	—	—	—	—	393,153	(2,030)	(2,030)
Restricted share forfeiture	—	—	—	—	—	229,763	(2)	(2)
Other activity	—	—	148	—	—	—	—	148
Balance at June 30, 2021	144,638,938	$1,446	$1,395,191	$54,013	$(913,638)	2,014,664	$(6,935)	$530,077

	Six months ended June 30, 2020
	Common stock		Additional Paid-in Capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Treasury stock
In thousands, except share data	Shares	Amount				Shares	Amount	Total
Balance as of December 31, 2019	129,386,258	$1,294	$1,090,694	$8,202	$(115,958)	394,714	$(2,876)	$981,356
Net loss attributable to Gannett	—	—	—	—	(517,045)	—	—	(517,045)
Restricted stock awards settled, net of withholdings	2,508,585	25	(9,953)	—	—	—	—	(9,928)
Restricted share grants	4,346,313	44	(44)	—	—	—	—	—
Other comprehensive loss, net of income tax benefit of $2,063	—	—	—	(21,564)	—	—	—	(21,564)
Share-based compensation expense	—	—	18,968	—	—	—	—	18,968
Issuance of common stock	644,164	6	2,570	—	—	—	—	2,576
Treasury stock	—	—	—	—	—	317,687	(1,941)	(1,941)
Restricted share forfeiture	—	—	—	—	—	58,572	(1)	(1)
Other activity	—	—	(336)	—	—	—	—	(336)
Balance at June 30, 2020	136,885,320	$1,369	$1,101,899	$(13,362)	$(633,003)	770,973	$(4,818)	$452,085
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — Description of Business and basis of presentation

Description of Business
Gannett Co., Inc. ("Gannett", "we", "us", "our", or the "Company") is a subscription-led and digitally-focused media and marketing solutions company committed to empowering communities to thrive. We aim to be the premier source for clarity, connections and solutions within our communities. Our strategy is focused on driving audience growth and engagement by delivering deeper content experiences to our consumers, while offering the products and marketing expertise our advertisers desire. The execution of this strategy is expected to allow the Company to continue its evolution from a more traditional print media business to a digitally-focused content platform.

Our current portfolio of media assets includes USA TODAY, local media organizations in 46 states in the U.S., and Newsquest, a wholly-owned subsidiary operating in the United Kingdom (the "U.K.") with more than 120 local media brands. Gannett also owns the digital marketing services companies ReachLocal, Inc. ("ReachLocal"), UpCurve, Inc. ("UpCurve"), and WordStream, Inc. ("WordStream"), which are marketed under the LOCALiQ brand, and runs the largest media-owned events business in the U.S., USA TODAY NETWORK Ventures.

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

Impacts of the COVID-19 pandemic

As a result of the COVID-19 pandemic, we experienced a significant decline in Advertising and marketing services revenues, which accelerated the secular declines that we continue to experience. We continue to experience constraints on the sales of single copy newspapers, largely tied to business travel and in-person events. While we have seen operating trends improve since the second quarter of 2020, which represents the quarter that was most significantly impacted by the pandemic, we expect that the COVID-19 pandemic will continue to have a negative impact on our business and results of operations in the near-term, including lower revenues associated with in-person events and sales of single copy newspapers as a result of continued restrictions and reduced business travel. If the COVID-19 pandemic were to revert to conditions that existed during 2020, including measures to help mitigate and control the spread of the virus, we would expect to experience further negative impacts in Advertising and marketing services revenues.

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

In connection with the CARES Act, we have received $16.4 million in PPP funding in support of certain of our locations that were meaningfully affected by the COVID-19 pandemic. As of June 30, 2021, PPP loans of $16.4 million are included in Other long-term liabilities in the condensed consolidated balance sheets and in Operating activities in the condensed consolidated statements of cash flows. Interest expense related to PPP funding was immaterial for the three and six months ended June 30, 2021. Management intends to apply for forgiveness of the PPP loans in accordance with applicable guidelines.

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

Recent accounting pronouncements adopted

Simplifying the Accounting for Income Taxes

In December 2019, the Financial Accounting Standards Board (the "FASB") issued new guidance that simplifies the accounting for income taxes. The guidance amends the rules for recognizing deferred taxes for investments, performing intraperiod tax allocations and calculating income taxes in interim periods. It also reduces complexity in certain areas, including accounting for transactions that result in a step-up in the tax basis of goodwill and allocating taxes to members of a consolidated group. This guidance is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. While adopting this guidance allowed the Company to record a tax benefit for the first quarter of 2021 because year-to-date losses on interim periods are no longer limited to losses annually forecasted, it did not have a material impact on the Company's condensed consolidated financial statements in the second quarter of 2021.

Recent accounting pronouncements not yet adopted

Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity

In August 2020, the FASB issued new guidance ("ASU 2020-06") that simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. In addition to eliminating certain accounting models, the guidance amends the disclosures for convertible instruments and earnings-per-share guidance. It also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. This guidance is effective for fiscal years beginning after December 15, 2023, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company does not expect the adoption of this guidance to have a material impact on the condensed consolidated financial statements.

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

The Company’s condensed consolidated statements of operations and comprehensive income (loss) present revenues disaggregated by revenue type. Sales taxes and other usage-based taxes are excluded from revenues. The following table presents our revenues disaggregated by source:

	Three months ended June 30,		Six months ended June 30,
In thousands	2021	2020	2021	2020
Print advertising	$200,925	$188,158	$394,121	$456,000
Digital advertising and marketing services	219,185	168,760	414,346	387,929
Total advertising and marketing services	420,110	356,918	808,467	843,929
Circulation	310,259	342,646	635,696	717,369
Other	73,906	67,436	137,196	154,385
Total revenues	$804,275	$767,000	$1,581,359	$1,715,683

For both the three and six months ended June 30, 2021, approximately 8% of revenues were generated from international locations. For the three and six months ended June 30, 2020, approximately 6% and 7% of revenues, respectively, were generated from international locations.

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

The following table presents changes in the deferred revenues balance by type of revenues:

	Six months ended June 30, 2021			Six months ended June 30, 2020
In thousands	Advertising, Marketing Services, and Other	Circulation	Total	Advertising, Marketing Services, and Other	Circulation	Total
Beginning balance	$51,686	$134,321	$186,007	$67,543	$151,280	$218,823
Cash receipts	132,167	512,262	644,429	141,146	595,078	736,224
Revenue recognized	(130,545)	(515,272)	(645,817)	(144,172)	(596,887)	(741,059)
Ending balance	$53,308	$131,311	$184,619	$64,517	$149,471	$213,988

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

As of June 30, 2021, our condensed consolidated balance sheets included $278.4 million of operating lease right-to-use assets, $43.3 million of short-term operating lease liabilities included in Other current liabilities, and $262.4 million of long-term operating lease liabilities.

The components of lease expense are as follows:

	Three months ended June 30,		Six months ended June 30,
In thousands	2021	2020	2021	2020
Operating lease cost (a)	$19,978	$21,872	$40,649	$41,505
Short-term lease cost (b)	423	1,345	565	4,487
Variable lease cost	2,637	2,565	5,721	6,816
Net lease cost	$23,038	$25,782	$46,935	$52,808
(a)Includes sublease income of $1.8 million and $0.9 million for the three months ended June 30, 2021 and 2020, respectively, and $3.0 million and $2.0 million for the six months ended June 30, 2021 and 2020, respectively.
(b)Excluding expenses relating to leases with a lease term of one month or less.

Future minimum lease payments under non-cancellable leases are as follows:

In thousands	Year ended December 31, (a)
2021 (excluding the six months ended June 30, 2021)	$34,897
2022	79,073
2023	66,118
2024	58,535
2025	49,499
Thereafter	206,312
Total future minimum lease payments	494,434
Less: Imputed interest	(188,726)
Total	$305,708
(a)Operating lease payments exclude $13.8 million of legally binding minimum lease payments for leases signed but not yet commenced.

Supplemental information related to leases is as follows:

	Six months ended June 30,
In thousands, except lease term and discount rate	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$43,076	$38,989
Right-of-use assets obtained in exchange for operating lease obligations	15,289	14,610
Loss on sale and leaseback transactions, net	2,014	—

	As of June 30,
	2021	2020
Weighted-average remaining lease term (in years)	7.5	7.9
Weighted-average discount rate	12.82%	12.78%

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

The following table presents changes in the allowance for doubtful accounts for the six months ended June 30, 2021 and 2020:

	Six months ended June 30,
In thousands	2021	2020
Beginning balance	$20,843	$19,923
Current period provision	681	17,345
Write-offs charged against the allowance	(5,943)	(12,019)
Recoveries of amounts previously written-off	2,296	1,467
Foreign currency	78	(156)
Ending balance	$17,955	$26,560

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

For the three and six months ended June 30, 2021, the Company recorded $2.9 million and $0.7 million in bad debt expense, respectively. For the three and six months ended June 30, 2020, the Company recorded $12.2 million and $17.3 million in bad debt expense, respectively. Bad debt expense is included in Selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss). For the three months ended June 30, 2021, the Company recorded an increase in bad debt expense due to an increase in revenues and the related increase in accounts receivable. For the six months ended June 30, 2021, the Company recorded an overall reduction to bad debt expense compared to the six months ended June 30, 2020, due to a reduction in required reserves. The reduction in required reserves for the six months ended June 30, 2021 was due to a lower volume of accounts receivable due to seasonality, higher recoveries, and lower write-offs compared to the corresponding prior year period.

NOTE 5 — Goodwill and intangible assets

Goodwill and intangible assets consisted of the following:

	June 30, 2021			December 31, 2020
In thousands	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets:
Advertiser relationships	$458,584	$134,297	$324,287	$460,331	$112,468	$347,863
Other customer relationships	102,914	29,587	73,327	102,925	23,682	79,243
Subscriber relationships	255,443	85,825	169,618	255,702	71,271	184,431
Other intangible assets	68,687	36,390	32,297	68,687	26,982	41,705
Sub-total	$885,628	$286,099	$599,529	$887,645	$234,403	$653,242
Indefinite-lived intangible assets:
Mastheads			171,282			171,408
Total intangible assets			$770,811			$824,650

Goodwill			$534,218			$534,088

Consistent with the Company’s past practice, the Company performed its annual goodwill and indefinite-lived intangible impairment assessment in the second quarter of 2021 with the assistance of third-party valuation specialists. Within the impairment analyses performed, the Company considered the current and expected future economic and market conditions and the impact on the fair value of each of the reporting units. The most significant assumptions utilized in the determination of the estimated fair values include revenue and cash flow projections, discount rates and long-term growth rates. The long-term growth rates are dependent on overall market growth rates, the competitive environment, inflation and relative currency exchange rates and could be adversely impacted by a sustained decrease in any of these measures, all of which the Company considered in determining the long-term growth rates used in the analysis, which ranged from negative 0.5% to positive 3.0%. The discount rate, which is consistent with a weighted average cost of capital that is likely to be expected by a market participant, is based upon industry required rates of return, including consideration of both debt and equity components of the capital structure. The discount rate may be impacted by adverse changes in the macroeconomic environment and volatility in the equity and debt markets. The Company considered these factors in determining the discount rates used in the analysis, which ranged from 11.0% to 15.0%.

For goodwill, the Company determined the fair value of each reporting unit using a combination of a discounted cash flow analysis and a market-based approach. During the second quarter of 2021, the Company compared the fair value of each reporting unit to its carrying amount, which resulted in the fair value of all the reporting groups being in excess of their carrying values.

For mastheads, the Company applied a “relief from royalty” approach, a discounted cash flow model, reflecting current assumptions, to fair value of the indefinite-lived intangible assets. During the second quarter of 2021, the Company compared the fair value of each indefinite-lived intangible asset to its carrying amount, which resulted in the fair value of each indefinite-lived intangible asset being in excess of its carrying value.

In addition to the annual impairment test, the Company is required to regularly assess whether a triggering event has occurred under ASC 360, which would require interim impairment testing. As of June 30, 2021, the Company performed a review of potential impairment indicators and it was determined that no indicators of impairment were present.

During the second quarter of 2020, the Company recorded goodwill impairment charges of $256.5 million, $65.4 million and $40.5 million in our Domestic Publishing, Newsquest and Marketing Solutions reporting units, respectively, and recorded indefinite-lived impairments of $4.0 million in both our Domestic Publishing and Newsquest reporting units, as a result of the annual impairment assessment. During the second quarter of 2020, the Company considered the impact of the COVID-19 pandemic on the Company’s operations to be an indicator of impairment under ASC 360, and as such, the Company recorded an intangible asset impairment of $23.0 million related to advertiser and other customer relationships.

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

Severance-related expenses

We recorded severance-related expenses by segment as follows:

	Three months ended June 30,		Six months ended June 30,
In thousands	2021	2020	2021	2020
Publishing	$1,405	$19,142	$8,184	$31,418
Digital Marketing Solutions	(24)	2,753	(81)	4,137
Corporate and other	(252)	3,847	123	11,966
Total	$1,129	$25,742	$8,226	$47,521

A rollforward of the accrued severance and related costs included in Accounts payable and accrued expenses on the condensed consolidated balance sheets for the six months ended June 30, 2021 is as follows:

In thousands	Severance and Related Costs
Beginning balance	$30,943
Restructuring provision included in integration and reorganization costs	8,226
Cash payments	(25,527)
Ending balance	$13,642

The restructuring reserve balance is expected to be paid out over the next twelve months.

Facility consolidation and other restructuring-related expenses

We recorded facility consolidation charges and other restructuring-related costs by segment as follows:

	Three months ended June 30,		Six months ended June 30,
In thousands	2021	2020	2021	2020
Publishing	$(1,602)	$1,477	$(1,055)	$2,509
Digital Marketing Solutions	228	209	451	214
Corporate and other	8,689	4,878	14,226	10,316
Total	$7,315	$6,564	$13,622	$13,039

Asset impairments

As part of ongoing cost efficiency programs, during the six months ended June 30, 2021 the Company recorded Asset impairment charges of $0.8 million at the Publishing segment related to various real estate sales. During both the three and six months ended June 30, 2020, the Company recorded $6.9 million of Asset impairment charges at the Publishing segment as a result of the Company's recoverability test for long-lived assets.

Accelerated depreciation

The Company incurred accelerated depreciation of $1.1 million and $11.0 million for the three months ended June 30, 2021 and 2020, respectively, and $10.3 million and $35.8 million for the six months ended June 30, 2021 and 2020, respectively, related to the shortened useful life of assets due to the sale of property at the Publishing segment and included within Depreciation and amortization expense on the condensed consolidated statements of operations and comprehensive income (loss).

NOTE 7 — Debt

Senior Secured 5-Year Term Loan

On February 9, 2021, the Company entered into a five-year, senior-secured term loan facility with the lenders from time to time party thereto and Citibank, N.A., as collateral agent and administrative agent for the lenders, in an aggregate principal amount of $1.045 billion (the "5-Year Term Loan"). The 5-Year Term Loan matures on February 9, 2026 and, at the Company's option, bears interest at the rate of the London Interbank Offered Rate plus a margin equal to 7.00% per annum or an alternate base rate plus a margin equal to 6.00% per annum. Accordingly, we are required to dedicate a substantial portion of cash flow from operations to fund interest payments. Interest on the 5-Year Term Loan is payable at least every three months in arrears, beginning in May 2021.

The proceeds from the 5-Year Term Loan were used to repay the remaining principal balance and accrued interest of $1.043 billion and $13.3 million, respectively, (the "Payoff") on the Company's five-year, senior-secured 11.5% term loan facility with Apollo Capital Management, L.P. (the "Acquisition Term Loan") and to pay fees and expenses incurred to obtain the 5-Year Term Loan.

There were certain lenders that participated in both the Acquisition Term Loan and the new 5-Year Term Loan and their balances in the Acquisition Term Loan were deemed to be modified. The Company will continue to defer, over the new term, the deferred financing fees and original issue discount from the Acquisition Term Loan of $1.5 million and $34.7 million, respectively, related to those lenders. Further, certain lenders in the Acquisition Term Loan did not participate in the new 5-Year Term Loan and their balances in the Acquisition Term Loan were deemed to be extinguished. As a result, the Company recognized a Loss on early extinguishment of debt of $17.2 million in the first quarter of 2021 as a result of the write-off of the remaining original issue discount and deferred financing fees related to those lenders. Third party fees of approximately $13.0 million were allocated to the new lenders in the 5-Year Term Loan on a pro-rata basis, and $20.9 million of original issue discount were capitalized and will be amortized over the term of the 5-Year Term Loan using the effective interest method. Third party fees of $0.7 million and $10.9 million, which were allocated to the lenders whose balances were deemed to be modified, were expensed and recorded in Other operating expenses in the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2021, respectively.

The 5-Year Term Loan will amortize in equal quarterly installments at a rate of 10% per annum (or, if the ratio of Total Indebtedness secured on an equal priority basis with the 5-Year Term Loan (net of Unrestricted Cash) to Consolidated EBITDA

(as such terms are defined in the 5-Year Term Loan) is equal to or less than a specified ratio, 5% per annum) (the "Quarterly Amortization Installment"), beginning September 30, 2021. In addition, we will be required to repay the 5-Year Term Loan from time to time with (i) the proceeds of non-ordinary course asset sales and casualty and condemnation events, (ii) the proceeds of indebtedness that is not otherwise permitted under the 5-Year Term Loan and (iii) the aggregate amount of cash and cash equivalents on hand in excess of $100 million at the end of each fiscal year. The 5-Year Term Loan is subject to a requirement to have minimum unrestricted cash of $30 million as of the last day of each fiscal quarter. As of June 30, 2021, the Company is in compliance with all of the covenants and obligations under the 5-Year Term Loan.

As of June 30, 2021, the Company had $990.5 million in aggregate principal outstanding under the 5-Year Term Loan, $13.2 million of unamortized deferred financing costs, and $47.7 million of unamortized original issue discount and an effective interest rate of 9.5%. During the three months ended June 30, 2021, the Company recorded and paid $20.1 million for interest expense related to the 5-Year Term Loan. During the six months ended June 30, 2021, the Company recorded $31.3 million and $13.4 million of interest expense and paid $20.2 million and $13.4 million of interest for the 5-Year Term Loan and Acquisition Term Loan, respectively. Additionally, during the three and six months ended June 30, 2021, the Company had $2.8 million and $22.2 million, respectively, related to Loss on early extinguishment of debt, which related to the write-off of original issue discount and deferred financing fees as a result of early prepayments on the 5-Year Term Loan and Acquisition Term Loan. Included in the Loss on early extinguishment of debt for the six months ended June 30, 2021, was $17.2 million related to the write-off of the remaining original issue discount and deferred financing fees from the Acquisition Term Loan and approximately $2.2 million related to the write-off of original issue discount and deferred financing fees as a result of early prepayments on the Acquisition Term Loan prior to the Payoff. For the three and six months ended June 30, 2021, the Company recorded $1.0 million and $1.5 million, respectively, of amortization of deferred financing costs, and $3.4 million and $5.3 million, respectively, of amortization of original issue discount, for the 5-Year Term Loan. For the three and six months ended June 30, 2020, the Company recorded $0.3 million and $0.5 million, respectively, of amortization of deferred financing costs, and $5.6 million and $11.3 million, respectively, of amortization of original issue discount for the Acquisition Term Loan.

Under the 5-Year Term Loan, the Company is contractually obligated to make prepayments with the proceeds from asset sales and may elect to make optional payments with excess free cash flow from operations. For the three and six months ended June 30, 2021, we made prepayments totaling $45.8 million and $54.5 million, respectively, which were classified as financing activities in the condensed consolidated statements of cash flows. These amounts are inclusive of both mandatory and optional prepayments.

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

Interest on the 2027 Notes is payable semi-annually in arrears. The 2027 Notes mature on December 1, 2027, unless earlier repurchased or converted. The 2027 Notes may be converted at any time by the holders into cash, shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) or any combination of cash and Common Stock, at the Company's election. The initial conversion rate is 200 shares of Common Stock per $1,000 principal amount of the 2027 Notes, which is equal to a conversion price of $5.00 per share of Common Stock (the "Conversion Price").

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

At the Special Meeting of stockholders of the Company, held on February 26, 2021 (the "Special Meeting"), our stockholders approved the issuance of the maximum number of shares of Common Stock issuable upon conversion of the 2027 Notes. As a result, the conversion option can be share-settled in full. The Company concluded that as of February 26, 2021, the conversion option qualified for equity classification and the bifurcated derivative liability no longer needed to be accounted for as a separate derivative on a prospective basis from the date of reassessment. As of February 26, 2021, the fair value of the conversion option of $316.2 million was reclassified to Equity as Additional paid-in capital. Any remaining debt discount that arose at the date of debt issuance from the original bifurcation will continue to be amortized through interest expense. As of June 30, 2021, the deferred tax asset related to the embedded conversion feature of the 2027 Notes was reclassified to Equity as a reduction to Additional paid-in-capital and reduced the carrying amount of the equity component of the 2027 Notes to $283.7 million.

As of February 26, 2021, the date of reassessment, and December 31, 2020, the estimated fair value of the derivative liability for the embedded conversion feature was $316.2 million and $189.6 million, respectively. At December 31, 2020, the derivative liability was reported within Convertible debt in the condensed consolidated balance sheets. The derivative liability was classified as Level 3 because it is measured at fair value on a recurring basis using a binomial lattice model using assumptions based on market information and historical data, and significant unobservable inputs. The increase in the fair value of the derivative liability of $126.6 million at the date of reassessment and reclassification to Equity was due to the increase in our stock price, partially offset by the increase in the discount rate, and was recorded in Non-Operating Other (income) expense, net in the condensed consolidated statements of operations and comprehensive income (loss) for the six months ended June 30, 2021. The loss due to the revaluation of the derivative is not deductible for tax purposes. The assumptions used to determine the fair value as of February 26, 2021 and December 31, 2020 were:

	February 26, 2021	December 31, 2020
Annual volatility	70.0%	70.0%
Discount rate	12.2%	9.3%
Stock price	$4.95	$3.36

Total debt issuance costs of $2.3 million will be amortized over the 7-year contractual life of the 2027 Notes. The total unamortized discount of $103.4 million as of June 30, 2021 will be amortized over the remaining contractual life of the 2027 Notes. For the three and six months ended June 30, 2021, interest expense on the 2027 Notes totaled $7.4 million and $14.9 million, respectively. Amortization of the discount was $2.8 million and $5.1 million for the three and six months ended June 30, 2021, respectively. Amortization of debt issuance costs were immaterial for the three and six months ended June 30, 2021. The effective interest rate on the liability component of the 2027 Notes was 10.5% as of June 30, 2021. Additional information related to the liability component of the 2027 Notes includes the following:

In thousands	June 30, 2021	December 31, 2020
Net carrying value of liability component	$393.7	$388.4
Unamortized discount of liability component	$103.4	$108.7

For the six months ended June 30, 2021, no shares were issued upon conversion, exercise, or satisfaction of the required conditions. Refer to Note 10 — Supplemental equity information for details on the convertible debt's impact to diluted earnings per share under the if-converted method.

Senior Convertible Notes due 2024

The $3.3 million principal value of the remaining 4.75% convertible senior notes due 2024 (the "2024 Notes") outstanding is reported as convertible debt in the condensed consolidated balance sheets. The effective interest rate on the 2024 Notes was 6.05% as of June 30, 2021.

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

Retirement plan costs include the following components:

	Pension Benefits		Postretirement Benefits
	Three months ended June 30,		Three months ended June 30,
In thousands	2021	2020	2021	2020
Operating expenses:
Service cost - benefits earned during the period	$469	$704	$13	$19
Non-operating expenses:
Interest cost on benefit obligation	17,106	20,416	401	593
Expected return on plan assets	(41,408)	(38,551)	—	—
Amortization of actuarial loss (gain)	42	(27)	(47)	16
Total non-operating (benefit) expenses	$(24,260)	$(18,162)	$354	$609
Total expense (benefit) for retirement plans	$(23,791)	$(17,458)	$367	$628

	Pension Benefits		Postretirement Benefits
	Six months ended June 30,		Six months ended June 30,
In thousands	2021	2020	2021	2020
Operating expenses:
Service cost - benefits earned during the period	$980	$1,385	$44	$52
Non-operating expenses (Other income):
Interest cost on benefit obligation	34,137	41,133	902	1,160
Expected return on plan assets	(82,838)	(78,367)	—	—
Amortization of actuarial loss (gain)	77	(54)	(62)	29
Total non-operating (benefit) expenses	$(48,624)	$(37,288)	$840	$1,189
Total expense (benefit) for retirement plans	$(47,644)	$(35,903)	$884	$1,241

During the six months ended June 30, 2021, we contributed $27.8 million and $3.5 million to our pension and other postretirement plans, respectively, including $11 million in minimum required contributions for the GR Plan attributable to the 2019 plan year, as required by the Employee Retirement Income Security Act of 1974 ("ERISA"), which were deferred until January 4, 2021. Additionally, in response to the COVID-19 pandemic, our GR Plan in the U.S. has deferred certain contractual contributions and negotiated a contribution payment plan of $5.0 million per quarter starting December 31, 2020 through the end of September 30, 2022.

NOTE 9 — Income taxes

The following table outlines our pre-tax net income (loss) and income tax amounts:

	Three months ended June 30,		Six months ended June 30,
In thousands	2021	2020	2021	2020
Income (loss) before income taxes	$32,401	$(472,107)	$(119,409)	$(543,734)
Provision (benefit) for income taxes	17,692	(34,276)	8,583	(25,297)
Effective tax rate	54.6%	7.3%	(7.2)%	4.7%

The provision for income taxes for the three months ended June 30, 2021 was mainly driven by pre-tax income and is impacted by the creation of valuation allowances on non-deductible interest expense carryforwards in combination with the U.K. enacted legislation to increase the statutory tax rate from 19% to 25%, effective April 1, 2023. While the U.K. corporate tax rate change does not impact 2021 or 2022 tax filings, the rate change impacts the tax effected value of the U.K. deferred tax liabilities. The provision was calculated using the estimated annual effective tax rate of 49.6%. The estimated annual effective tax rate is based on a projected tax expense for the full year.

The tax provision for the six months ended June 30, 2021 was mainly driven by the pre-tax net loss generated during the first quarter of 2021. The tax provision is impacted by the derivative revaluation, which is nondeductible for tax purposes, partially offset by the creation of valuation allowances on non-deductible interest expense carryforwards as well as state income tax and foreign tax expense.

As of June 30, 2021, we reclassified $32.5 million as tax effected in connection with the retirement of the deferred tax asset related to the embedded conversion feature associated with the Company’s 2027 Notes. The retirement of the deferred tax asset resulted from the reclassification of the embedded conversion feature from a derivative liability to Equity as a reduction to Additional paid-in-capital during the first quarter of 2021. See Note 7 - Debt for additional information about the Company's 2027 Notes.

The total amount of unrecognized tax benefits that, if recognized, may impact the effective tax rate was approximately $42.9 million as of June 30, 2021 and $39.5 million as of December 31, 2020. The amount of accrued interest and penalties payable related to unrecognized tax benefits was $3.0 million as of June 30, 2021 and $2.6 million as of December 31, 2020.

It is reasonably possible that further adjustments to our unrecognized tax benefits may be made within the next twelve months due to audit settlements and regulatory interpretations of existing tax laws. At this time, an estimate of potential change to the amount of unrecognized tax benefits cannot be made.

The benefit for income taxes for the three months ended June 30, 2020 was caused largely by the pre-tax net loss generated during the second quarter of 2020. The benefit from income taxes was reduced due to non-deductible asset impairments, non-deductible officers' compensation, and the creation of a valuation allowance against deferred tax assets arising from non-deductible interest carryforwards. These non-deductible expenses resulted in an estimated annual effective tax rate lower than the statutory federal rate of 21%. The benefit for income taxes for the three months ended June 30, 2020 was calculated using the estimated annual effective tax rate of 6.8%. The estimated annual effective tax rate is based on a projected tax benefit for the year.

NOTE 10 — Supplemental equity information

Income (loss) per share

The following table sets forth the information used to compute basic and diluted income (loss) per share:

	Three months ended June 30,		Six months ended June 30,
In thousands, except per share data	2021	2020	2021	2020
Net income (loss) attributable to Gannett	$15,115	$(436,893)	$(127,201)	$(517,045)
Interest adjustment to Net income (loss) attributable to Gannett related to assumed conversions of the 2027 Notes, net of taxes	7,470	—	—	—
Net income (loss) attributable to Gannett for diluted earnings per share	$22,585	$(436,893)	$(127,201)	$(517,045)

Basic weighted average shares outstanding	134,744	131,471	134,411	130,999
Effect of dilutive securities:
Restricted stock grants	3,350	—	—	—
2027 Notes	99,419	—	—	—
Diluted weighted average shares outstanding	237,513	131,471	134,411	130,999

Income (loss) per share attributable to Gannett - basic	$0.11	$(3.32)	$(0.95)	$(3.95)
Income (loss) per share attributable to Gannett - diluted	$0.10	$(3.32)	$(0.95)	$(3.95)

The Company excluded the following securities from the computation of diluted income per share because their effect would have been antidilutive:

	Three months ended June 30,		Six months ended June 30,
In thousands	2021	2020	2021	2020
Warrants	845	1,362	845	1,362
Stock options	6,068	6,068	6,068	6,068
Restricted stock grants (a)	46	8,510	10,577	8,510
2027 Notes (b)	—	—	99,419	—
(a)Includes Restricted stock awards ("RSAs"), Restricted stock units ("RSUs") and Performance stock units ("PSUs").
(b)Represents the total number of shares that would be convertible at June 30, 2021 as stipulated in the Indenture.

The 2027 Notes may be converted at any time by the holders into cash, shares of the Company’s Common Stock or any combination of cash and Common Stock, at the Company’s election. Conversion of all of the 2027 Notes into Common Stock (assuming the maximum increase in the conversion rate as a result of a Make-Whole Fundamental Change but no other adjustments to the conversion rate), would result in the issuance of an aggregate of 294.2 million shares of Common Stock. The Company has excluded approximately 194.8 million shares from the loss per share calculation, representing the difference between the total number of shares that would be convertible at June 30, 2021 and the total number of shares issuable assuming the maximum increase in the conversion rate.

Share-based compensation

The Company recognized compensation cost for share-based payments of $5.8 million and $9.2 million for the three and six months ended June 30, 2021, respectively, and $7.4 million and $19.0 million for the three and six months ended June 30, 2020, respectively.

The total compensation cost not yet recognized related to non-vested awards as of June 30, 2021 was $34.8 million, which is expected to be recognized over a weighted-average period of 2.3 years through September 2023.

Restricted stock awards

During the six months ended June 30, 2021, a total of 4.1 million RSAs were granted. RSAs generally vest in equal annual installments over a three-year period subject to the participants' continued employment with the Company. The weighted average grant date fair value of RSAs granted during the six months ended June 30, 2021 was $5.28.

Rights Agreement

On April 6, 2020, the Company's board of directors (the "Board") adopted a stockholder rights plan in the form of a Section 382 Rights Agreement ("Rights Agreement") to preserve and protect the Company's income tax net operating loss carryforwards ("NOLs") and other tax assets. The Rights Agreement was approved by the Company's stockholders on June 7, 2021 at the 2021 annual meeting of stockholders. As of December 31, 2020, the Company had approximately $543.5 million of NOLs available which could be used in certain circumstances to offset future federal taxable income.

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

The Rights Agreement will continue in effect until April 5, 2023. The Board has the ability to terminate the plan if it determines that doing so would be in the best interest of Gannett’s stockholders. The rights may also expire at an earlier date if certain events occur, as described more fully in the Rights Agreement filed by the Company with the Securities and Exchange Commission.

Preferred stock

The Company has authorized 300,000 shares of preferred stock, par value $0.01 per share, issuable in one or more series designated by the Board, of which 150,000 shares have been designated as Series A Junior Participating Preferred Stock, none of which are outstanding. There were no issuances of preferred stock during the six months ended June 30, 2021.

Accumulated other comprehensive income (loss)

The following tables summarize the components of, and the changes in, Accumulated other comprehensive income (loss), net of tax for the six months ended June 30, 2021 and 2020:

	Six months ended June 30, 2021			Six months ended June 30, 2020
In thousands	Pension and Postretirement Plans	Foreign Currency Translation	Total	Pension and Postretirement Plans	Foreign Currency Translation	Total
Beginning balance	$40,441	$9,732	$50,173	$936	$7,266	$8,202
Other comprehensive income (loss) before reclassifications	(958)	4,787	3,829	(4,961)	(16,585)	(21,546)
Amounts reclassified from accumulated other comprehensive income (loss)(a)(b)	11	—	11	(18)	—	(18)
Net current period other comprehensive income (loss), net of taxes	(947)	4,787	3,840	(4,979)	(16,585)	(21,564)
Ending balance	$39,494	$14,519	$54,013	$(4,043)	$(9,319)	$(13,362)
(a)This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost. See Note 8 — Pensions and other postretirement benefit plans.
(b)Amounts reclassified from accumulated other comprehensive loss are recorded net of tax impacts of $4 thousand and $7 thousand for the six months ended June 30, 2021 and 2020, respectively.

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

As of June 30, 2021 and December 31, 2020, assets and liabilities recorded at fair value and measured on a recurring basis primarily consist of pension plan assets. As permitted by U.S. GAAP, we use net asset values ("NAV") as a practical expedient to determine the fair value of certain investments. These investments measured at NAV have not been classified in the fair value hierarchy.

The 5-Year Term Loan is recorded at carrying value, which approximates fair value in the condensed consolidated balance sheets and is classified as Level 2. Refer to additional discussion regarding fair value of the 2027 Notes in Note 7 — Debt.

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). Assets held for sale (Level 3) are measured on a nonrecurring basis and are evaluated using executed purchase agreements, letters of intent or third-party valuation analyses when certain circumstances arise. Assets held for sale totaled $13.1 million as of June 30, 2021 and $14.7 million as of December 31, 2020. The Company performs its annual goodwill and indefinite-lived intangible impairment assessment during the second quarter of the year. Any resulting asset impairment would require that the asset be recorded at its fair value. The resulting fair value measurements of the assets are considered to be Level 3 measurements. Refer to Note 5 — Goodwill and intangible assets for additional discussion regarding the annual impairment assessment.

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

Environmental contingency

We assumed responsibility for certain alleged environmental contingencies in connection with our acquisition of Gannett Co., Inc. (which was renamed Gannett Media Corp. and is referred to as "Legacy Gannett") in the fourth quarter of 2019. Those environmental contingencies include a March 2011 claim by the U.S. Environmental Protection Agency (the "EPA") against The Advertiser Company ("Advertiser"), a subsidiary that publishes the Montgomery Advertiser. The EPA identified Advertiser as a potentially responsible party ("PRP") for the investigation and potential remediation of groundwater contamination in downtown Montgomery, Alabama. The Advertiser became a member of the Downtown Environmental Alliance (the "Alliance"), which has agreed to jointly fund and conduct all required investigation and remediation. In 2016, the Advertiser and other members of the Alliance reached a settlement with the EPA regarding the costs the EPA spent to investigate the site. The EPA transferred responsibility for oversight of the site to the Alabama Department of Environmental Management, which approved a site investigation by the Alliance and subsequently determined that a monitoring-only remedy was appropriate. While long-term soil vapor and groundwater monitoring continues, at this time, we do not believe it is reasonably likely that this matter will become a material liability.

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

NOTE 13 — Segment reporting

We define our reportable segments based on the way the Chief Operating Decision Maker ("CODM"), which is our Chief Executive Officer, manages the operations for purposes of allocating resources and assessing performance. Our reportable segments include the following:

•Publishing is comprised of our portfolio of local, regional, national, and international newspaper publishers. The results of this segment include Advertising and marketing services revenues from local, classified, and national advertising across multiple platforms, including print, online, mobile, and tablet as well as niche publications, Circulation revenues from home delivery, digital distribution and single copy sales of our publications, and Other revenues, mainly from commercial printing, distribution arrangements, revenues from our events business, digital content syndication and affiliate revenues and third-party newsprint sales. The Publishing reportable segment is an aggregation of two operating segments: Domestic Publishing and U.K. Publishing.
•Digital Marketing Solutions is comprised of our digital marketing solutions subsidiary, ReachLocal. The results of this segment include Advertising and marketing services revenues through multiple services, including search advertising, display advertising, search optimization, social media, website development, web presence products, customer relationship management, and software-as-a-service solutions.

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

The CODM uses Adjusted EBITDA, Adjusted EBITDA margin, and Adjusted Net income (loss) attributable to Gannett to evaluate the performance of the segments and allocate resources. Adjusted EBITDA, Adjusted EBITDA margin, and Adjusted Net income (loss) attributable to Gannett are non-GAAP financial performance measures we believe offer a useful view of the overall operation of our businesses and may be different than similarly-titled measures used by other companies. We define Adjusted EBITDA as Net income (loss) attributable to Gannett before (1) Income tax expense (benefit), (2) Interest expense, (3) Gains or losses on the early extinguishment of debt, (4) Non-operating pension income (expense), (5) Loss on Convertible notes derivative, (6) Other non-operating items, including equity income, (7) Depreciation and amortization, (8) Integration and reorganization costs, (9) Asset impairments, (10) Goodwill and intangible impairments, (11) Gains or losses on the sale or disposal of assets, (12) Share-based compensation, (13) Other operating expenses, including third-party debt expenses and acquisition costs, (14) Gains or losses on the sale of investments and (15) certain other non-recurring charges. We define Adjusted EBITDA margin as Adjusted EBITDA divided by total Operating revenues. We define Adjusted Net income (loss) attributable to Gannett before (1) Gains or losses on the early extinguishment of debt, (2) Loss on Convertible notes derivative, (3) Integration and reorganization costs, (4) Other operating expenses, including third-party debt expenses and acquisition costs, (5) Asset impairments, (6) Goodwill and intangibles impairments, (7) Gains or losses on the sale or disposal of assets, and (8) the tax impact of the above items.

Management considers Adjusted EBITDA, Adjusted EBITDA margin, and Adjusted Net income (loss) attributable to Gannett to be the appropriate metrics to evaluate and compare the ongoing operating performance of our segments on a consistent basis across reporting periods as it eliminates the effect of items which we do not believe are indicative of each segment's core operating performance.

The following tables present our segment information:

	Three months ended June 30, 2021
In thousands	Publishing	Digital Marketing Solutions	Corporate and other	Intersegment Eliminations	Consolidated
Advertising and marketing services - external sales	$309,469	$110,037	$604	$—	$420,110
Advertising and marketing services - intersegment sales	32,012	—	—	(32,012)	—
Circulation	310,258	—	1	—	310,259
Other	72,806	—	1,100	—	73,906
Total operating revenues	$724,545	$110,037	$1,705	$(32,012)	$804,275

Adjusted EBITDA (non-GAAP basis)	$114,189	$12,529	$(10,949)	$—	$115,769

	Three months ended June 30, 2020
In thousands	Publishing	Digital Marketing Solutions	Corporate and other	Intersegment Eliminations	Consolidated
Advertising and marketing services - external sales	$266,398	$89,809	$711	$—	$356,918
Advertising and marketing services - intersegment sales	25,854	—	—	(25,854)	—
Circulation	342,645	—	1	—	342,646
Other	60,996	4,754	1,686	—	67,436
Total operating revenues	$695,893	$94,563	$2,398	$(25,854)	$767,000

Adjusted EBITDA (non-GAAP basis)	$91,991	$2,784	$(16,757)	$—	$78,018

	Six months ended June 30, 2021
In thousands	Publishing	Digital Marketing Solutions	Corporate and other	Intersegment Eliminations	Consolidated
Advertising and marketing services - external sales	$595,923	$211,413	$1,131	$—	$808,467
Advertising and marketing services - intersegment sales	59,868	—	—	(59,868)	—
Circulation	635,694	—	2	—	635,696
Other	132,645	905	3,646	—	137,196
Total operating revenues	$1,424,130	$212,318	$4,779	$(59,868)	$1,581,359

Adjusted EBITDA (non-GAAP basis)	$216,397	$21,701	$(21,864)	$—	$216,234

	Six months ended June 30, 2020
In thousands	Publishing	Digital Marketing Solutions	Corporate and other	Intersegment Eliminations	Consolidated
Advertising and marketing services - external sales	$636,277	$206,092	$1,560	$—	$843,929
Advertising and marketing services - intersegment sales	59,611	—	—	(59,611)	—
Circulation	717,365	—	4	—	717,369
Other	140,790	9,752	3,843	—	154,385
Total operating revenues	$1,554,043	$215,844	$5,407	$(59,611)	$1,715,683

Adjusted EBITDA (non-GAAP basis)	$203,014	$10,668	$(36,598)	$—	$177,084

The table below shows the reconciliation of Net income (loss) attributable to Gannett to Adjusted EBITDA and Net income (loss) attributable to Gannett margin to Adjusted EBITDA margin:

	Three months ended June 30,		Six months ended June 30,
In thousands	2021	2020	2021	2020
Net income (loss) attributable to Gannett	$15,115	$(436,893)	$(127,201)	$(517,045)
Provision (benefit) for income taxes	17,692	(34,276)	8,583	(25,297)
Interest expense	35,264	57,928	74,767	115,827
Loss on early extinguishment of debt	2,834	369	22,235	1,174
Non-operating pension income	(23,906)	(17,553)	(47,784)	(36,099)
Loss on Convertible notes derivative	—	—	126,600	—
Other non-operating income, net	(1,148)	(6,261)	(3,023)	(4,616)
Depreciation and amortization	48,242	66,327	106,345	144,352
Integration and reorganization costs	8,444	32,306	21,848	60,560
Other operating expenses	774	2,379	11,350	8,348
Asset impairments	—	6,859	833	6,859
Goodwill and intangible impairments	—	393,446	—	393,446
Net loss on sale or disposal of assets	5,294	88	10,039	745
Share-based compensation expense	5,779	7,391	9,202	18,968
Other items	1,385	5,908	2,440	9,862
Adjusted EBITDA (non-GAAP basis)	$115,769	$78,018	$216,234	$177,084
Net income (loss) attributable to Gannett margin	1.9%	(57.0)%	(8.0)%	(30.1)%
Adjusted EBITDA margin (non-GAAP basis)	14.4%	10.2%	13.7%	10.3%

The table below shows the reconciliation of Net income (loss) attributable to Gannett to Adjusted Net income (loss) attributable to Gannett:

	Three months ended June 30,		Six months ended June 30,
In thousands	2021	2020	2021	2020
Net income (loss) attributable to Gannett	$15,115	$(436,893)	$(127,201)	$(517,045)
Loss on early extinguishment of debt	2,834	369	22,235	1,174
Loss on Convertible notes derivative	—	—	126,600	—
Integration and reorganization costs	8,444	32,306	21,848	60,560
Other operating expenses	774	2,379	11,350	8,348
Asset impairments	—	6,859	833	6,859
Goodwill and intangible impairments	—	393,446	—	393,446
Net loss on sale or disposal of assets	5,294	88	10,039	745
Subtotal	32,461	(1,446)	65,704	(45,913)
Tax impact of above items	(2,403)	(3,734)	(21,009)	(35,915)
Adjusted Net income (loss) attributable to Gannett (non-GAAP basis)	$30,058	$(5,180)	$44,695	$(81,828)

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

The following table presents a reconciliation of cash, cash equivalents and restricted cash:

	June 30,
In thousands	2021	2020
Cash and cash equivalents	$158,563	$158,603
Restricted cash included in other current assets	4,879	9,298
Restricted cash included in investments and other assets	22,702	21,266
Total cash, cash equivalents and restricted cash	$186,144	$189,167

Supplemental cash flow information

The following table presents supplemental cash flow information, including non-cash investing and financing activities:

	Six months ended June 30,
In thousands	2021	2020
Net cash refund for taxes	$(8,703)	$(1,720)
Cash paid for interest	49,902	125,311
Non-cash investing and financing activities:
Accrued capital expenditures	$924	$718

Accounts payable and accrued liabilities

A breakout of Accounts payable and accrued liabilities is presented below:

In thousands	June 30, 2021	December 31, 2020
Accounts payable	$143,827	$131,797
Compensation	88,123	115,061
Taxes (primarily property and sales taxes)	27,809	30,834
Benefits	22,392	22,821
Interest	13,564	3,676
Other	56,204	74,057
Accounts payable and accrued liabilities	$351,919	$378,246

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

OVERVIEW

We are a subscription-led and digitally-focused media and marketing solutions company committed to empowering communities to thrive. We aim to be the premier source for clarity, connections and solutions within our communities. Our strategy is focused on driving audience growth and engagement by delivering deeper content experiences to our consumers, while offering the products and marketing expertise our advertisers desire. The execution of this strategy is expected to allow us to continue our evolution from a more traditional print media business to a digitally-focused content platform.

Our current portfolio of media assets includes USA TODAY, local media organizations in 46 states in the U.S., and Newsquest, a wholly-owned subsidiary operating in the United Kingdom ("U.K.") with more than 120 local media brands. We also own the digital marketing services companies ReachLocal, Inc. ("ReachLocal"), UpCurve, Inc. ("UpCurve"), and WordStream, Inc. ("WordStream") which are marketed under the LOCALiQ brand, and run the largest media-owned events business in the U.S., USA TODAY NETWORK Ventures.

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
•Digital consumer engagement has declined in comparison to such engagement at the height of the COVID-19 pandemic in the second quarter of 2020, as consumers have been able to return to their pre-pandemic routines and have fewer immediate safety concerns. In addition, the overall news cycle, specifically political coverage, has also slowed, driving less consumer engagement to our sites.
•Newsprint availability is constrained due to manufacturing facility closures and conversions to specialty paper and packaging grades. Further, transportation issues are challenging supplier deliveries.

Certain matters affecting comparability

The following items affect period-over-period comparisons from 2020 and will continue to affect period-over-period comparisons for future results:

Reclassifications

Certain amounts in the prior period condensed consolidated financial statements have been reclassified to conform to the current year presentation. In the fourth quarter of 2020, we re-aligned the breakout of the Publishing segment's Circulation revenues related to Digital-only circulation. As a result of this updated presentation, Print circulation revenues increased and Digital-only circulation revenues decreased $3.6 million and $7.5 million for the three and six months ended June 30, 2020, respectively. There was no impact on reported total Publishing segment or consolidated Circulation revenues.

2027 Notes

At the Special Meeting of stockholders of the Company held on February 26, 2021 (the "Special Meeting"), our stockholders approved the issuance of the maximum number of shares of Common Stock issuable upon conversion of the 6.0% Senior Secured Convertible Notes due 2027 (the "2027 Notes"). As a result, the conversion option can be share-settled in full and qualified for equity classification. Upon reclassification, the conversion feature was adjusted to fair value as of the stockholder approval date and the increase in the fair value resulted in a non-cash loss of $126.6 million due primarily to an increase in our stock price from December 31, 2020. The non-cash loss was recorded in Non-operating expense in the condensed consolidated statements of operations and comprehensive income (loss) for the six months ended June 30, 2021. As of June 30, 2021, the deferred tax asset related to the embedded conversion feature of the 2027 Notes was reclassified to Equity as a reduction to Additional paid-in-capital and reduced the carrying amount of the equity component of the 2027 Notes to $283.7 million.

Integration and reorganization costs

For the three and six months ended June 30, 2021, we incurred Integration and reorganization costs of $8.4 million and $21.8 million, respectively, including $1.1 million and $8.2 million, respectively, related to severance activities and $7.3 million and $13.6 million, respectively, related to other costs, including those for the purpose of consolidating operations.

For the three and six months ended June 30, 2021, we ceased operations of two and ten printing operations, respectively, as part of the synergy and ongoing cost reduction programs. As a result, we recognized accelerated depreciation of $1.1 million and $10.3 million during the three and six months ended June 30, 2021, respectively.

For the three and six months ended June 30, 2020, we incurred Integration and reorganization costs of $32.3 million and $60.6 million, respectively, including $25.7 million and $47.5 million, respectively, related to severance activities and $6.6 million and $13.0 million, respectively, related to other costs, including those for the purpose of consolidating operations.

For the three and six months ended June 30, 2020, we ceased operations of ten and 24 printing operations, respectively, as part of the ongoing cost reduction programs. As a result, we recognized accelerated depreciation of $11.0 million and $35.8 million during the three and six months ended June 30, 2020, respectively.

Goodwill and intangible impairment

During the second quarter of 2021, we (i) compared the fair value of each reporting unit to its carrying amount, which resulted in the fair value of all the reporting groups being in excess of their carrying values and (ii) compared the fair value of each indefinite-lived asset to its carrying amount, which resulted in the fair value of each indefinite-lived asset being in excess of its carrying value. As such, for the three and six months ended June 30, 2021, we did not incur any goodwill and intangible impairments in connection with our annual impairment analysis.

For the three and six months ended June 30, 2020, we incurred goodwill and intangible impairments of $393.4 million, primarily due to the impact of the COVID-19 pandemic on our operations.

Foreign currency

Our U.K. publishing operations are conducted through our Newsquest subsidiary. In addition, our ReachLocal subsidiary has foreign operations in regions such as Canada, Australia/New Zealand and India. Earnings from operations in foreign regions are translated into U.S. dollars at average exchange rates prevailing during the period, and assets and liabilities are translated at exchange rates in effect at the balance sheet date. Translation fluctuations impact revenue, expense, and operating income results for international operations.

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

Prioritizing investments into growth businesses that have significant potential and support our vision

By leveraging our unique footprint, trusted brands, and media reach, we identify, experiment, and invest in potential growth businesses. USA TODAY NETWORK Ventures is a strong example of one such experiment that has grown significantly since its founding in 2015. During 2020, USA TODAY NETWORK Ventures was able to successfully pivot to holding its events virtually, hosting over 250 events. This success has continued in 2021, with over 90 events held through the end of the second quarter of 2021. While live events have resumed in 2021, the majority of events remain virtual. In addition, in connection with our company-wide priority to explore online gaming, in July 2021, we entered into an exclusive agreement with Tipico USA Technology, Inc. ("Tipico"), a U.S.-based subsidiary of European-based Tipico Group of Companies, the leading sports betting provider in Germany, utilizing their Tipico Sportsbook brand.

Impacts of the COVID-19 pandemic

As a result of the COVID-19 pandemic, we experienced a significant decline in Advertising and marketing services revenues, which accelerated the secular declines that we continue to experience. We continue to experience constraints on the sales of single copy newspapers, largely tied to business travel and in-person events. While we have seen operating trends improve since the second quarter of 2020, which represents the quarter that was most significantly impacted by the pandemic, we expect that the COVID-19 pandemic will continue to have a negative impact on our business and results of operations in the near-term, including lower revenues associated with in-person events and sales of single copy newspapers as a result of continued restrictions and reduced business travel. If the COVID-19 pandemic were to revert to conditions that existed during 2020, including measures to help mitigate and control the spread of the virus, we would expect to experience further negative impacts in Advertising and marketing services revenues.

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

In connection with the CARES Act, we have received $16.4 million in PPP funding in support of certain of our locations that were meaningfully affected by the COVID-19 pandemic. As of June 30, 2021, PPP loans of $16.4 million are included in Other long-term liabilities in the condensed consolidated balance sheets and in Operating activities in the condensed consolidated statement of cash flows for the six months ended June 30, 2021. Interest expense related to PPP funding was immaterial for the three and six months ended June 30, 2021. Management intends to apply for forgiveness of the PPP loans in accordance with applicable guidelines.
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

RESULTS OF OPERATIONS

Consolidated Summary

A summary of our segment results is presented below:

	Three months ended June 30,				Six months ended June 30,
In thousands, except per share amounts			Change				Change
	2021	2020	$	%	2021	2020	$	%
Operating revenues:
Publishing	$724,545	$695,893	$28,652	4%	$1,424,130	$1,554,043	$(129,913)	(8)%
Digital Marketing Solutions	110,037	94,563	15,474	16%	212,318	215,844	(3,526)	(2)%
Corporate and other	1,705	2,398	(693)	(29)%	4,779	5,407	(628)	(12)%
Intersegment eliminations	(32,012)	(25,854)	(6,158)	24%	(59,868)	(59,611)	(257)	—%
Total operating revenues	804,275	767,000	37,275	5%	1,581,359	1,715,683	(134,324)	(8)%
Operating expenses:
Publishing	654,255	1,045,492	(391,237)	(37)%	1,311,485	1,876,021	(564,536)	(30)%
Digital Marketing Solutions	105,035	140,403	(35,368)	(25)%	206,139	263,135	(56,996)	(22)%
Corporate and other	31,552	44,583	(13,031)	(29)%	70,217	103,586	(33,369)	(32)%
Intersegment eliminations	(32,012)	(25,854)	(6,158)	24%	(59,868)	(59,611)	(257)	—%
Total operating expenses	758,830	1,204,624	(445,794)	(37)%	1,527,973	2,183,131	(655,158)	(30)%
Operating income (loss)	45,445	(437,624)	483,069	***	53,386	(467,448)	520,834	***
Non-operating expenses, net	13,044	34,483	(21,439)	(62)%	172,795	76,286	96,509	***
Income (loss) before income taxes	32,401	(472,107)	504,508	***	(119,409)	(543,734)	424,325	(78)%
Provision (benefit) for income taxes	17,692	(34,276)	51,968	***	8,583	(25,297)	33,880	***
Net income (loss)	14,709	(437,831)	452,540	***	(127,992)	(518,437)	390,445	(75)%
Net loss attributable to redeemable noncontrolling interests	(406)	(938)	532	(57)%	(791)	(1,392)	601	(43)%
Net income (loss) attributable to Gannett	$15,115	$(436,893)	$452,008	***	$(127,201)	$(517,045)	$389,844	(75)%
Income (loss) per share attributable to Gannett - basic	$0.11	$(3.32)	$3.43	***	$(0.95)	$(3.95)	$3.00	(76)%
Income (loss) per share attributable to Gannett - diluted	$0.10	$(3.32)	$3.42	***	$(0.95)	$(3.95)	$3.00	(76)%
*** Indicates an absolute value percentage change greater than 100.

Intersegment eliminations in the preceding table represent digital advertising marketing services revenues and expenses associated with products sold by our U.S. local publishing sales teams but fulfilled by our DMS segment. When discussing segment results, these revenues and expenses are presented gross but are eliminated in consolidation.

Operating revenues

Total Operating revenues were $804.3 million and $1.581 billion for three and six months ended June 30, 2021, respectively, an increase of $37.3 million and a decrease of $134.3 million compared to the three and six months ended June 30, 2020, respectively, for the reasons described below.

For the Publishing segment, Operating revenues increased $28.7 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, reflecting higher Advertising and marketing services revenues of $49.2 million, including both print and digital, and higher Other revenues of $11.8 million, partially offset by lower Circulation revenues of $32.4 million. For the six months ended June 30, 2021, Operating revenues decreased $129.9 million compared to the six months ended June 30, 2020 due to lower Advertising and marketing services revenues of $40.1 million, reflecting lower print and higher digital revenues, lower Circulation revenues of $81.7 million, and lower Other revenues of $8.1 million. Advertising and marketing services revenues are generated by the sale of local, national, and classified print advertising products, digital advertising offerings such as digital classified advertisements, digital media such as display advertisements run on our platforms as well as third-party sites, and digital marketing services delivered by our DMS segment. Circulation revenues are derived from home delivery, digital distribution and single copy sales of our publications. Other revenues are derived mainly from commercial printing, distribution arrangements, revenues from our events business, digital content syndication and affiliate revenues and third party newsprint sales.

For the DMS segment, Operating revenues increased $15.5 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, reflecting higher Advertising and marketing services revenues of $20.2 million, partially offset by lower Other revenues of $4.8 million. For the six months ended June 30, 2021, Operating revenues decreased $3.5 million compared to the six months ended June 30, 2020, reflecting higher Advertising and marketing services revenues of $5.3 million, which were more than offset by lower Other revenues of $8.8 million. Our DMS segment generates Advertising and marketing services revenues through multiple services, including search advertising, display advertising, search optimization, social media, website development, web presence products, customer relationship management, and software-as-a-service solutions.

For the Corporate and other category, Operating revenues decreased $0.7 million and $0.6 million during the three and six months ended June 30, 2021, respectively, compared to the three and six months ended June 30, 2020. Revenues at our Corporate and other category are primarily driven by cloud offerings and software licensing.

Operating expenses

Total Operating expenses were $758.8 million and $1.528 billion for the three and six months ended June 30, 2021, respectively, a decrease of $445.8 million and $655.2 million compared to the three and six months ended June 30, 2020, respectively. Operating expenses consist primarily of the following:

•Operating costs at the Publishing segment include labor, newsprint and delivery costs and at the DMS segment include the cost of online media acquired from third parties and costs to manage and operate our marketing solutions and technology infrastructure;
•Selling, general and administrative expenses include labor, payroll, outside services, benefits costs and bad debt expense;
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

For the three months ended June 30, 2021, Operating expenses at our Publishing segment decreased $391.2 million compared to the three months ended June 30, 2020, reflecting a decrease in Operating costs of $6.7 million, a decrease in Depreciation and amortization of $20.1 million, a decrease in Integration and reorganization costs of $20.8 million, a decrease in Asset impairments of $6.9 million, and a decrease in Goodwill and intangible impairments of $352.9 million, partially offset by an increase in Selling, general and administrative expenses of $9.9 million and an increase in Loss on the sale or disposal of assets of $6.3 million. For the six months ended June 30, 2021, Operating expenses at our Publishing segment decreased $564.5 million compared to the six months ended June 30, 2020, reflecting a decrease in Operating costs of $93.8 million, a decrease in Selling, general and administrative expenses of $54.7 million, a decrease in Depreciation and amortization of $40.7 million, a decrease in Integration and reorganization costs of $26.8 million, a decrease in Asset impairments of $6.0 million, and a decrease in Goodwill and intangible impairments of $352.9 million, partially offset by an increase in Loss on the sale or disposal of assets of $10.4 million.

For the three months ended June 30, 2021, Operating expenses at our DMS segment decreased $35.4 million compared to the three months ended June 30, 2020, reflecting a decrease in Goodwill and intangible impairments of $40.5 million, a decrease in Selling, general and administrative expenses of $6.1 million, a decrease in Integration and reorganization costs of $2.8 million and a decrease in Loss on the sale or disposal of assets of $1.0 million, partially offset by an increase in Operating costs of $11.2 million, and an increase in Depreciation and amortization of $3.8 million. For the six months ended June 30, 2021, Operating expenses at our DMS segment decreased $57.0 million compared to the six months ended June 30, 2020, reflecting a decrease in Goodwill and intangible impairments of $40.5 million, a decrease in Selling, general and administrative expenses of $23.0 million, a decrease in Integration and reorganization costs of $4.0 million and a decrease in Loss on the sale or disposal of assets of $1.1 million, partially offset by an increase in Operating costs of $7.2 million and an increase in Depreciation and amortization of $4.3 million.

For the three months ended June 30, 2021, Operating expenses at Corporate and other decreased $13.0 million compared to the three months ended June 30, 2020, reflecting a decrease in Selling, general and administrative expenses of $9.1 million, a decrease in Depreciation and amortization of $1.8 million, and a decrease in Other operating expenses of $1.6 million. For the six months ended June 30, 2021, Operating expenses at Corporate and other decreased $33.4 million compared to the six months ended June 30, 2020, due to a decrease in Selling, general and administrative expenses of $24.8 million, a decrease in Integration and reorganization costs of $7.9 million, a decrease in Depreciation and amortization of $1.6 million, and a decrease in Operating costs of $1.9 million, partially offset by an increase in Other operating expenses of $3.0 million.

Refer to the discussion of segment results below for further information.

Non-operating (income) expense

Interest expense: For the three and six months ended June 30, 2021, Interest expense was $35.3 million and $74.8 million, respectively, compared to $57.9 million and $115.8 million for the three and six months ended June 30, 2020, respectively. The decrease in interest expense for the three and six months ended June 30, 2021 was mainly due to a lower effective interest rate driven by the refinancing of our five-year, senior-secured 11.5% term loan facility with Apollo Capital Management, L.P. (the "Acquisition Term Loan") in the first quarter of 2021 and a lower debt balance compared to the same period in 2020.

Loss on early extinguishment of debt: For the three and six months ended June 30, 2021, Loss on early extinguishment of debt was $2.8 million and $22.2 million, respectively. For the three and six months ended June 30, 2020, Loss on early extinguishment of debt was $0.4 million and $1.2 million, respectively. The increase in loss for the three months ended June 30, 2021 was mainly due to early prepayments on our five-year, senior-secured term loan facility (the "5-Year Term Loan"). The increase in loss for the six months ended June 30, 2021 was mainly due to the payoff of the Acquisition Term Loan in the first quarter of 2021.

Non-operating pension income: For the three and six months ended June 30, 2021, Non-operating pension income was $23.9 million and $47.8 million, respectively, compared to $17.6 million and $36.1 million for the three and six months ended June 30, 2020, respectively. The increase in non-operating pension income for the three and six months ended June 30, 2021 was primarily due to an increase in the expected return on plan assets held by the Gannett Retirement Plan and lower interest costs on benefit obligations.

Loss on Convertible notes derivative: For the six months ended June 30, 2021, Loss on Convertible notes derivative was $126.6 million, due to the increase in the fair value of the derivative liability as a result of the increase in the Company's stock price.

Provision (benefit) for income taxes

The following table summarizes our Loss before income taxes and income tax accounts:

	Three months ended June 30,		Six months ended June 30,
In thousands	2021	2020	2021	2020
Income (loss) before income taxes	$32,401	$(472,107)	$(119,409)	$(543,734)
Provision (benefit) for income taxes	17,692	(34,276)	8,583	(25,297)
Effective tax rate	54.6%	7.3%	(7.2)%	4.7%

The provision for income taxes for the three months ended June 30, 2021 was mainly driven by pre-tax income and is impacted by the creation of valuation allowances on non-deductible interest expense carryforwards in combination with the U.K. enacted legislation to increase the statutory tax rate from 19% to 25%, effective April 1, 2023. While the U.K. corporate tax rate change does not impact 2021 or 2022 tax filings, the rate change impacts the tax effected value of the U.K. deferred tax liabilities. The provision was calculated using the estimated annual effective tax rate of 49.6%. The estimated annual effective tax rate is based on a projected tax expense for the full year.

The tax provision for the six months ended June 30, 2021 was mainly impacted by the pre-tax net loss generated during the first quarter of 2021. The tax provision is mainly impacted by the derivative revaluation, which is nondeductible for tax purposes, partially offset by the creation of valuation allowances on non-deductible interest expense carryforwards as well as state income tax and foreign tax expense.

As of June 30, 2021, we reclassified $32.5 million as tax effected in connection with the retirement of the deferred tax asset related to the embedded conversion feature associated with the Company’s 2027 Notes. The retirement of the deferred tax asset resulted from the reclassification of the embedded conversion feature from a derivative liability to Equity as a reduction to Additional paid-in-capital during the first quarter of 2021. See Note 7 - Debt for additional information about the Company's 2027 Notes.

The benefit for income taxes for the three months ended June 30, 2020 was caused largely by the pre-tax net loss generated during the second quarter of 2020. The benefit from income taxes was reduced due to non-deductible asset impairments, non-deductible officers' compensation, and the creation of a valuation allowance against deferred tax assets arising from non-deductible interest carryforwards. These non-deductible expenses resulted in an estimated annual effective tax rate lower than the statutory federal rate of 21%. The benefit for income taxes for the three months ended June 30, 2020 was calculated using the estimated annual effective tax rate of 6.8%. The estimated annual effective tax rate is based on a projected tax benefit for the year.

Several COVID-19 pandemic-related economic relief bills have been enacted into law in 2020 and 2021. We continue to monitor the applicability of federal and state legislation to the Company, as well as regulatory interpretations of enacted legislation that provides economic relief in response to the pandemic and expect to utilize these provisions as we determine necessary or desirable.

Net income (loss) attributable to Gannett and diluted income (loss) per share attributable to Gannett

For the three months ended June 30, 2021, Net income attributable to Gannett and diluted income per share attributable to Gannett were $15.1 million and $0.10, respectively, compared to Net loss attributable to Gannett and diluted loss per share attributable to Gannett of $436.9 million and $3.32 for the three months ended June 30, 2020, respectively. For the six months ended June 30, 2021, Net loss attributable to Gannett and diluted loss per share attributable to Gannett were $127.2 million and $0.95, respectively, compared to $517.0 million and $3.95 for the six months ended June 30, 2020, respectively. The change for the three and six months ended June 30, 2021 reflects the various items discussed above.

Publishing segment

A summary of our Publishing segment results is presented below:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2021	2020	$	%	2021	2020	$	%
Operating revenues:
Advertising and marketing services	$341,481	$292,252	$49,229	17%	$655,791	$695,888	$(40,097)	(6)%
Circulation	310,258	342,645	(32,387)	(9)%	635,694	717,365	(81,671)	(11)%
Other	72,806	60,996	11,810	19%	132,645	140,790	(8,145)	(6)%
Total operating revenues	724,545	695,893	28,652	4%	1,424,130	1,554,043	(129,913)	(8)%
Operating expenses:
Operating costs	426,216	432,920	(6,704)	(2)%	858,017	951,779	(93,762)	(10)%
Selling, general and administrative expenses	185,930	176,043	9,887	6%	352,133	406,856	(54,723)	(13)%
Depreciation and amortization	36,416	56,553	(20,137)	(36)%	82,803	123,510	(40,707)	(33)%
Integration and reorganization costs	(197)	20,619	(20,816)	***	7,129	33,927	(26,798)	(79)%
Asset impairments	—	6,859	(6,859)	(100)%	833	6,859	(6,026)	(88)%
Goodwill and intangible impairments	—	352,947	(352,947)	(100)%	—	352,947	(352,947)	(100)%
Net (gain) loss on sale or disposal of assets	5,890	(449)	6,339	***	10,570	143	10,427	***
Total operating expenses	654,255	1,045,492	(391,237)	(37)%	1,311,485	1,876,021	(564,536)	(30)%
Operating income (loss)	$70,290	$(349,599)	$419,889	***	$112,645	$(321,978)	$434,623	***
*** Indicates an absolute value percentage change greater than 100.

Operating revenues

The following table provides the breakout of Operating revenues by category:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2021	2020	$	%	2021	2020	$	%
Local and national print	$127,600	$117,666	$9,934	8%	$244,999	$290,836	$(45,837)	(16)%
Classified print	73,325	70,229	3,096	4%	149,122	164,678	(15,556)	(9)%
Print advertising	200,925	187,895	13,030	7%	394,121	455,514	(61,393)	(13)%

Digital media	94,549	65,314	29,235	45%	174,106	151,811	22,295	15%
Digital marketing services	33,221	23,640	9,581	41%	61,574	54,179	7,395	14%
Digital classified	12,786	15,403	(2,617)	(17)%	25,990	34,384	(8,394)	(24)%
Digital advertising and marketing services	140,556	104,357	36,199	35%	261,670	240,374	21,296	9%

Advertising and marketing services	341,481	292,252	49,229	17%	655,791	695,888	(40,097)	(6)%

Print circulation	286,252	325,459	(39,207)	(12)%	588,509	684,377	(95,868)	(14)%
Digital-only circulation	24,006	17,186	6,820	40%	47,185	32,988	14,197	43%
Circulation	310,258	342,645	(32,387)	(9)%	635,694	717,365	(81,671)	(11)%

Other	72,806	60,996	11,810	19%	132,645	140,790	(8,145)	(6)%

Total operating revenues	$724,545	$695,893	$28,652	4%	$1,424,130	$1,554,043	$(129,913)	(8)%

For the three months ended June 30, 2021, Print advertising revenues increased $13.0 million, mainly due to an improvement in operating trends since the second quarter of 2020, which was the quarter most significantly impacted by the

COVID-19 pandemic. For the three months ended June 30, 2021, Local and national print advertising revenues increased $9.9 million, compared to the three months ended June 30, 2020, primarily due to higher advertising volumes and an increase in advertiser inserts. For the three months ended June 30, 2021, Classified print advertising revenues increased $3.1 million, compared to the three months ended June 30, 2020, due to increased spend in classified advertisements, including legal, employment and real estate. For the six months ended June 30, 2021, the overall decline in Print advertising revenues of $61.4 million was driven by secular industry trends impacting all categories. For the six months ended June 30, 2021, Local and national print advertising revenues decreased $45.8 million compared to the six months ended June 30, 2020, due to lower advertising volume and a decline in advertiser inserts. For the six months ended June 30, 2021, Classified print advertising revenues decreased $15.6 million compared to the six months ended June 30, 2020, due to reduced spend in classified advertisements, including legal, real estate and automotive.

For the three months ended June 30, 2021, Digital advertising and marketing services revenues increased $36.2 million, due to an increase of $29.2 million in Digital media revenues, an increase of $9.6 million in Digital marketing services revenues, and a decrease of $2.6 million in Digital classified revenues, compared to the three months ended June 30, 2020. For the six months ended June 30, 2021, Digital advertising and marketing services revenues increased $21.3 million, due to an increase of $22.3 million in Digital media revenues across both owned and operated sites as well as third-party sites, an increase of $7.4 million in Digital marketing services revenues, and a decrease of $8.4 million Digital classified revenues compared to the six months ended June 30, 2020. For both the three and six months ended June 30, 2021, the overall increase in Digital advertising and marketing services revenues was due to an increase in Digital media spend and Digital marketing services revenues as well as an improvement in operating trends since the second quarter of 2020, which was the quarter most significantly impacted by the COVID-19 pandemic. The increase in Digital media revenues for the three and six months ended June 30, 2021 was driven by a higher mix of premium media sold as well as an overall increase in rate. The increase in Digital marketing services revenues for the three and six months ended June 30, 2021 was due to higher client counts and higher average revenue per customer for digital marketing services sold primarily as a result of focusing on strategic initiatives across our local marketing sales force. The decrease in Digital classified revenues for the three and six months ended June 30, 2021 was due to reductions in spend in automotive, employment and obituary classified advertisements.

For the three and six months ended June 30, 2021, Print circulation revenues decreased $39.2 million and $95.9 million, respectively, compared to the three and six months ended June 30, 2020, driven by a reduction in the volume of home delivery subscribers and a decline in single copy sales reflecting the overall secular trends impacting the industry as well as the impact of the COVID-19 pandemic on business travel and overall consumer activity. For the three and six months ended June 30, 2021, Digital-only circulation revenues increased $6.8 million and $14.2 million, respectively, compared to the three and six months ended June 30, 2020, driven by an increase of 41% in paid digital-only subscribers, including those subscribers on introductory subscription offers, to approximately 1.4 million compared to the prior year as well as a slight increase in average revenue per customer.

For the three months ended June 30, 2021, Other revenues increased $11.8 million compared to the three months ended June 30, 2020, primarily due to commercial print customer retention and growth in local markets, as well as an increase in digital content syndication volume compared to the second quarter of 2020, which was the quarter most impacted by the COVID-19 pandemic. For the six months ended June 30, 2021, Other revenues decreased $8.1 million compared to the six months ended June 30, 2020, primarily due to a decline in event revenues due to fewer in-person events during the six months ended June 30, 2021 compared to the same period in the prior year as a result of the COVID-19 pandemic, as well as declines in the commercial print and delivery business, driven by secular trends impacting the industry, partially offset by an increase digital content syndication volume.

Operating expenses

For the three and six months ended June 30, 2021, Operating costs decreased $6.7 million and $93.8 million, respectively, compared to the three and six months ended June 30, 2020. The following table provides the breakout of the decrease in Operating costs:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2021	2020	$	%	2021	2020	$	%
Newsprint and ink	$23,713	$29,542	$(5,829)	(20)%	$51,984	$69,847	$(17,863)	(26)%
Distribution	112,446	100,627	11,819	12%	208,551	207,579	972	—%
Compensation and benefits	137,775	144,246	(6,471)	(4)%	284,893	325,354	(40,461)	(12)%
Outside services	88,918	78,641	10,277	13%	157,682	164,473	(6,791)	(4)%
Other	63,364	79,864	(16,500)	(21)%	154,907	184,526	(29,619)	(16)%
Total operating costs	$426,216	$432,920	$(6,704)	(2)%	$858,017	$951,779	$(93,762)	(10)%

For the three and six months ended June 30, 2021, Newsprint and ink costs decreased $5.8 million and $17.9 million, respectively, compared to the three and six months ended June 30, 2020, mainly due to lower print circulation driven by the decline in volume of home delivery and single copy sales, and for the six months ended June 30, 2021 due to declines in print advertising volumes.

For the three months ended June 30, 2021, Distribution costs increased $11.8 million compared to the three months ended June 30, 2020, primarily driven by an increase in distribution postage, an increase in costs associated with distribution employees and contractors related to overtime costs resulting from labor shortages as well as activity in our commercial print business during the quarter. For the six months ended June 30, 2021, Distribution costs were essentially flat compared to the six months ended June 30, 2020 as the increases for the three months ended June 30, 2021 were offset by the decline in print circulation and print advertising volumes incurred in the first quarter of 2021.

For the three and six months ended June 30, 2021, Compensation and benefits costs decreased $6.5 million and $40.5 million, respectively, compared to the three and six months ended June 30, 2020, due to the benefit in 2021 of cost containment initiatives implemented in the second half of 2020 in connection with the COVID-19 pandemic, as well as a reduction in costs associated with ongoing integration efforts, including headcount reductions, offset by the absence of the temporary reduction of expenses in the prior year, such as furloughs and wage reductions in response to the COVID-19 pandemic.

For the three months ended June 30, 2021, Outside services costs, which includes outside printing, professional services fulfilled by third parties, paid search and ad serving, feature services, and credit card fees, increased $10.3 million compared to the three months ended June 30, 2020, due to higher costs associated with the increase in Digital media and Digital marketing services revenues, including paid search fees and affiliate revenue share as well as other related costs, offset by the benefits in 2021 of cost containment initiatives implemented in the second half of 2020 in connection with the COVID-19 pandemic and a reduction in costs associated with ongoing integration efforts. For the six months ended June 30, 2021, Outside services costs decreased $6.8 million compared to the six months ended June 30, 2020, due to the benefit in 2021 of cost containment initiatives implemented in the second half of 2020 in connection with the COVID-19 pandemic and a reduction in costs associated with ongoing integration efforts, offset by higher costs associated with the increase in Digital media and Digital marketing services revenues, including paid search fees and affiliate revenue share as well as other related costs.

For the three and six months ended June 30, 2021, Other costs, which primarily includes travel, and facility and equipment costs, decreased $16.5 million and $29.6 million, respectively, compared to the three and six months ended June 30, 2020, due to a reduction in costs associated with ongoing integration efforts and cost containment initiatives.

For the three and six months ended June 30, 2021, Selling, general and administrative expenses increased $9.9 million and decreased $54.7 million, respectively, compared to the three and six months ended June 30, 2020. The following table provides the breakout of the decrease in Selling, general and administrative expenses:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2021	2020	$	%	2021	2020	$	%
Compensation and benefits	$100,403	$88,423	$11,980	14%	$190,113	$201,950	$(11,837)	(6)%
Outside services and other	85,527	87,620	(2,093)	(2)%	162,020	204,906	(42,886)	(21)%
Total Selling, general and administrative expenses	$185,930	$176,043	$9,887	6%	$352,133	$406,856	$(54,723)	(13)%

For the three months ended June 30, 2021, Compensation and benefits costs increased $12.0 million compared to the three months ended June 30, 2020, due to the negative impact of higher commission expenses driven by the growth in Advertising and marketing services revenues as well as a difficult comparison to the second quarter of 2020 due to the temporary reduction of expenses in the prior year quarter, such as furloughs and wage reductions, related to cost containment initiatives driven by the COVID-19 pandemic. For the six months ended June 30, 2021, Compensation and benefits costs decreased $11.8 million compared to the six months ended June 30, 2020, due to the benefit in 2021 of cost containment initiatives implemented in the second half of 2020 in connection with the COVID-19 pandemic, as well as a reduction in costs associated with ongoing integration efforts, including headcount reductions, partially offset by the negative impact of higher payroll and commission expenses driven by the growth in Advertising and marketing services revenues and the absence of the temporary reduction of expenses in the prior year, such as furloughs and wage reductions.

For the three and six months ended June 30, 2021, Outside services and other costs, which includes services fulfilled by third parties, decreased $2.1 million and $42.9 million, respectively, compared to the three and six months ended June 30, 2020, due to lower facility related costs, lower bad debt expense and the benefit in 2021 of cost containment initiatives implemented in the second half of 2020 in connection with the COVID-19 pandemic.

For the three and six months ended June 30, 2021, Depreciation and amortization expenses decreased $20.1 million and $40.7 million, respectively, compared to the three and six months ended June 30, 2020, due to a decrease in accelerated depreciation of $9.9 million and $25.5 million, respectively, as a result of fewer print facility shutdowns and strategic dispositions of real estate during the period related to ongoing cost reduction programs.

For the three and six months ended June 30, 2021, Integration and reorganization costs decreased $20.8 million and $26.8 million, respectively, compared to the three and six months ended June 30, 2020 due to a decrease in severance costs of $17.7 million and $23.2 million, respectively, as well as a decrease in other costs, including those for the consolidation of operations of $3.1 million and $3.6 million, respectively. For the three and six months ended June 30, 2021, severance costs were primarily related to facility consolidation activities. For the three and six months ended June 30, 2020, severance costs were related to acquisition-related synergies and the consolidation of the business due to our acquisition of Gannett Co., Inc. (which was renamed Gannett Media Corp. and is referred to as "Legacy Gannett") in the fourth quarter of 2019.

For the three and six months ended June 30, 2021, we did not incur any goodwill and intangible impairments. For the three and six months ended June 30, 2020, we recorded a goodwill and intangible impairment charge of $352.9 million at the Publishing segment, primarily due to the impact of the COVID-19 pandemic on our operations.

For the three and six months ended June 30, 2021, Loss on the sale or disposal of assets increased $6.3 million and $10.4 million, respectively, compared to the three and six months ended June 30, 2020, driven by the sale of assets in 2021 as part of our plan to monetize non-core assets.

Publishing segment Adjusted EBITDA

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2021	2020	$	%	2021	2020	$	%
Net income (loss) attributable to Gannett	$96,431	$(328,207)	$424,638	***	$162,655	$(281,213)	$443,868	***
Interest expense	—	92	(92)	(100)%	—	110	(110)	(100)%
Non-operating pension income	(23,906)	(17,480)	(6,426)	37%	(47,784)	(35,953)	(11,831)	33%
Other non-operating income, net	(1,829)	(3,066)	1,237	(40)%	(1,435)	(3,530)	2,095	(59)%
Depreciation and amortization	36,416	56,553	(20,137)	(36)%	82,803	123,510	(40,707)	(33)%
Integration and reorganization costs	(197)	20,619	(20,816)	***	7,129	33,927	(26,798)	(79)%
Asset impairments	—	6,859	(6,859)	(100)%	833	6,859	(6,026)	(88)%
Goodwill and intangible impairments	—	352,947	(352,947)	(100)%	—	352,947	(352,947)	(100)%
Net (gain) loss on sale or disposal of assets	5,890	(449)	6,339	***	10,570	143	10,427	***
Other items	1,384	4,123	(2,739)	(66)%	1,626	6,214	(4,588)	(74)%
Adjusted EBITDA (non-GAAP basis)	$114,189	$91,991	$22,198	24%	$216,397	$203,014	$13,383	7%
Net income (loss) attributable to Gannett margin	13.3%	(47.2)%			11.4%	(18.1)%
Adjusted EBITDA margin (non-GAAP basis)(a)	15.8%	13.2%			15.2%	13.1%
*** Indicates an absolute value percentage change greater than 100.
(a)We define Adjusted EBITDA margin as Adjusted EBITDA divided by total Operating revenues.

Adjusted EBITDA for our Publishing segment was $114.2 million and $216.4 million for the three and six months ended June 30, 2021, respectively, an increase of $22.2 million and $13.4 million compared to the three and six months ended June 30, 2020, respectively. The increase for the three and six months ended June 30, 2021 was primarily attributable to the changes discussed above.

Digital Marketing Solutions segment

A summary of our Digital Marketing Solutions segment results is presented below:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2021	2020	$	%	2021	2020	$	%
Operating revenues:
Advertising and marketing services	$110,037	$89,809	$20,228	23%	$211,413	$206,092	$5,321	3%
Other	—	4,754	(4,754)	(100)%	905	9,752	(8,847)	(91)%
Total operating revenues	110,037	94,563	15,474	16%	212,318	215,844	(3,526)	(2)%
Operating expenses:
Operating costs	74,429	63,264	11,165	18%	143,707	136,519	7,188	5%
Selling, general and administrative expenses	23,079	29,158	(6,079)	(21)%	46,910	69,892	(22,982)	(33)%
Depreciation and amortization	7,850	4,004	3,846	96%	15,679	11,335	4,344	38%
Integration and reorganization costs	204	2,962	(2,758)	(93)%	370	4,351	(3,981)	(91)%
Goodwill and intangible impairments	—	40,499	(40,499)	***	—	40,499	(40,499)	***
Net (gain) loss on sale or disposal of assets	(527)	516	(1,043)	***	(527)	539	(1,066)	***
Total operating expenses	105,035	140,403	(35,368)	(25)%	206,139	263,135	(56,996)	(22)%
Operating income (loss)	$5,002	$(45,840)	$50,842	***	$6,179	$(47,291)	$53,470	***
*** Indicates an absolute value percentage change greater than 100.

Operating revenues

For the three and six months ended June 30, 2021, Advertising and marketing services revenues increased $20.2 million and $5.3 million compared to the three and six months ended June 30, 2020. The increase for the three months ended June 30, 2021 was primarily driven by growth in the core ReachLocal business and an improvement in operating trends since the second quarter of 2020, which was the quarter most significantly impacted by the COVID-19 pandemic. The increase for the six months ended June 30, 2021 was primarily due to growth in the core ReachLocal business, partially offset by the absence of $10.4 million of revenues in 2021 as a result of the change in media rebate programs, as well as the absence of revenues associated with a business we divested in the third quarter of 2020.

For the three and six months ended June 30, 2021, Other revenues decreased $4.8 million and $8.8 million, respectively, compared to the three and six months ended June 30, 2020, primarily due to the absence of revenues related to systems integration services associated with a business we divested in the fourth quarter of 2020.

Operating expenses

For the three and six months ended June 30, 2021, Operating costs increased $11.2 million and $7.2 million, respectively, compared to the three and six months ended June 30, 2020. The following table provides the breakout of Operating costs:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2021	2020	$	%	2021	2020	$	%
Compensation and benefits	$7,680	$10,594	$(2,914)	(28)%	$15,815	$24,223	$(8,408)	(35)%
Outside services	64,400	48,927	15,473	32%	123,091	103,934	19,157	18%
Other	2,349	3,743	(1,394)	(37)%	4,801	8,362	(3,561)	(43)%
Total operating costs	$74,429	$63,264	$11,165	18%	$143,707	$136,519	$7,188	5%

For the three and six months ended June 30, 2021, Compensation and benefits costs decreased $2.9 million and $8.4 million, respectively, compared to the three and six months ended June 30, 2020, due to the benefit in 2021 of cost containment initiatives implemented in the second half of 2020 in connection with the COVID-19 pandemic, as well as a reduction in costs associated with ongoing integration efforts, including headcount reductions, offset by the absence of the temporary reduction of expenses in the prior year, such as furloughs and wage reductions.

For the three and six months ended June 30, 2021, Outside services costs, which includes professional services fulfilled by third parties, media fees and other digital costs, increased $15.5 million and $19.2 million, respectively, compared to the three and six months ended June 30, 2020, due to an increase in expenses associated with third-party media fees driven by an increase in corresponding revenue.

For the three and six months ended June 30, 2021, Selling, general and administrative expenses decreased $6.1 million and $23.0 million, respectively, compared to the three and six months ended June 30, 2020. The following table provides the breakout of the decrease in Selling, general and administrative expenses by category:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2021	2020	$	%	2021	2020	$	%
Compensation and benefits	$17,175	$27,947	$(10,772)	(39)%	$35,237	$63,720	$(28,483)	(45)%
Outside services and other	5,904	1,211	4,693	***	11,673	6,172	5,501	89%
Total Selling, general and administrative expenses	$23,079	$29,158	$(6,079)	(21)%	$46,910	$69,892	$(22,982)	(33)%
*** Indicates an absolute value percentage change greater than 100.

For the three and six months ended June 30, 2021, Compensation and benefits costs decreased $10.8 million and $28.5 million, respectively, compared to the three and six months ended June 30, 2020, due to the benefit in 2021 of cost containment initiatives implemented in the second half of 2020 in connection with the COVID-19 pandemic, as well as a reduction in costs associated with ongoing integration efforts, including headcount reductions, offset by the absence of the temporary reduction of expenses in the prior year, such as furloughs and wage reductions.

For the three and six months ended June 30, 2021, Outside services and other costs increased $4.7 million and $5.5 million, respectively, compared to the three and six months ended June 30, 2020, due to an increase in various miscellaneous expenses.

For the three and six months ended June 30, 2021, Integration and reorganization costs decreased $2.8 million and $4.0 million, respectively, compared to the three and six months ended June 30, 2020 due to lower severance costs of $2.8 million and $4.2 million, respectively. For the three and six months ended June 30, 2020, severance costs were related to acquisition-related synergies and the consolidation of the business due to our acquisition of Legacy Gannett in the fourth quarter of 2019.

For the three and six months ended June 30, 2021, we did not incur any goodwill and intangible impairments. For the three and six months ended June 30, 2020, we recorded a goodwill and intangible impairment charge of $40.5 million at the DMS segment, primarily due to the impact of the COVID-19 pandemic on our operations.

Digital Marketing Solutions segment Adjusted EBITDA

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2021	2020	$	%	2021	2020	$	%
Net income (loss) attributable to Gannett	$4,904	$(43,226)	$48,130	***	$5,985	$(48,301)	$54,286	***
Other non-operating expense (income), net	98	(2,614)	2,712	***	194	1,010	(816)	(81)%
Depreciation and amortization	7,850	4,004	3,846	96%	15,679	11,335	4,344	38%
Integration and reorganization costs	204	2,962	(2,758)	(93)%	370	4,351	(3,981)	(91)%
Goodwill and intangible impairments	—	40,499	(40,499)	***	—	40,499	(40,499)	***
Net (gain) loss on sale or disposal of assets	(527)	516	(1,043)	***	(527)	539	(1,066)	***
Other items	—	643	(643)	***	—	1,235	(1,235)	***
Adjusted EBITDA (non-GAAP basis)	$12,529	$2,784	$9,745	***	$21,701	$10,668	$11,033	***
Net income (loss) attributable to Gannett margin	4.5%	(45.7)%			2.8%	(22.4)%
Adjusted EBITDA margin (non-GAAP basis)(a)	11.4%	2.9%			10.2%	4.9%
*** Indicates an absolute value percentage change greater than 100.
(a)We define Adjusted EBITDA margin as Adjusted EBITDA divided by total Operating revenues.

Adjusted EBITDA for our Digital Marketing Solutions segment was $12.5 million and $21.7 million for the three and six months ended June 30, 2021, respectively, compared to $2.8 million and $10.7 million in three and six months ended June 30, 2020, respectively, primarily attributable to the changes discussed above.

Corporate and other category

For the three months ended June 30, 2021, Corporate and other operating revenues were $1.7 million compared to $2.4 million for the three months ended June 30, 2020. For the six months ended June 30, 2021, Corporate and other operating revenues were $4.8 million compared to $5.4 million for the six months ended June 30, 2020.

For the three and six months ended June 30, 2021, Corporate and other operating expenses decreased $13.0 million and $33.4 million, respectively, compared to the three and six months ended June 30, 2020. The following table provides the breakout of the decrease in Corporate and Other operating expenses:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2021	2020	$	%	2021	2020	$	%
Operating expenses:
Operating costs	$4,539	$4,691	$(152)	(3)%	$8,495	$10,439	$(1,944)	(19)%
Selling, general and administrative expenses	13,895	22,997	(9,102)	(40)%	28,164	52,947	(24,783)	(47)%
Depreciation and amortization	3,976	5,770	(1,794)	(31)%	7,863	9,507	(1,644)	(17)%
Integration and reorganization costs	8,437	8,725	(288)	(3)%	14,349	22,282	(7,933)	(36)%
Other operating expenses	774	2,379	(1,605)	(67)%	11,350	8,348	3,002	36%
Net (gain) loss on sale or disposal of assets	(69)	21	(90)	***	(4)	63	(67)	***
Total operating expenses	$31,552	$44,583	$(13,031)	(29)%	$70,217	$103,586	$(33,369)	(32)%
*** Indicates an absolute value percentage change greater than 100.

For the three months ended June 30, 2021, Corporate and other operating expenses decreased $13.0 million compared to the three months ended June 30, 2020 due to a decrease in Selling, general and administrative expenses of $9.1 million, mainly consisting of cost containment initiatives, offset by the absence of the temporary reduction of expenses in the prior year, such as furloughs and wage reductions, a decrease in Depreciation and amortization of $1.8 million, and a decrease in Other operating expenses of $1.6 million, which was primarily due to $0.7 million of third-party fees related to the 5-Year Term Loan (defined below) expensed during the three months ended June 30, 2021 compared to $2.4 million of Acquisition costs incurred during the three months ended June 30, 2020.

For the six months ended June 30, 2021, Corporate and other operating expenses decreased $33.4 million due to a decrease in Selling, general and administrative expenses of $24.8 million, mainly consisting of cost containment initiatives, offset by the absence of the temporary reduction of expenses in the prior year, such as furloughs and wage reductions, a decrease in Integration and reorganization costs of $7.9 million, driven by a decrease in severance of $11.8 million, offset by an increase of $3.9 million in costs associated with systems implementation and outsourcing of corporate functions. These decreases were offset by an increase in Other operating expenses of $3.0 million, which was primarily due to $10.9 million of third-party fees related to the 5-Year Term Loan expensed during the six months ended June 30, 2021 compared to $8.3 million of Acquisition costs incurred during the six months ended June 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements are for working capital, debt obligations, and capital expenditures.

We expect to fund our operations through cash provided by operating activities. We expect we will have adequate capital resources and liquidity to meet our ongoing working capital needs, borrowing obligations, and all required capital expenditures.

Details of our cash flows are included in the table below:

	Six months ended June 30,
In thousands	2021	2020
Net cash provided by operating activities	$92,587	$24,640
Net cash provided by (used for) investing activities	7,185	(3,026)
Net cash used for financing activities	(120,979)	(20,331)
Effect of currency exchange rate change on cash	625	(780)
(Decrease) increase in cash, cash equivalents and restricted cash	$(20,582)	$503

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

Our net cash flow provided by operating activities was $92.6 million for the six months ended June 30, 2021, compared to net cash provided by operating activities of $24.6 million for the six months ended June 30, 2020. The increase in net cash flow provided by operating activities was primarily due to a decrease in interest paid on debt of $75.4 million, a decrease in severance payments of $22.1 million, $16.4 million in PPP funding received in support of certain of our locations that were meaningfully affected by the COVID-19 pandemic and an increase in tax refunds of $7.0 million. These increases were partially offset by a decrease in working capital of $30.0 million due to the overall timing of payments, including accrued compensation and accounts receivable collections, and an increase in contributions to our pension and other postretirement benefit plans of $16.8 million.

Cash flows provided by (used for) investing activities: Cash flows provided by investing activities totaled $7.2 million for the six months ended June 30, 2021 compared to $3.0 million used for investing activities in the six months ended June 30, 2020. This increase was primarily due to a decrease in purchases of property, plant and equipment of $6.3 million and an increase in proceeds from the sale of real estate and other assets of $5.5 million.

Cash flows used for financing activities: Cash flows used for financing activities totaled $121.0 million for the six months ended June 30, 2021 compared to $20.3 million for the six months ended June 30, 2020. This increase was primarily due to an increase in net repayments under term loans of $65.6 million and payments of debt issuance costs of $33.9 million.

Senior Secured 5-Year Term Loan

On February 9, 2021, we entered into a five-year, senior-secured term loan facility with the lenders from time to time party thereto and Citibank, N.A., as collateral agent and administrative agent for the lenders, in an aggregate principal amount of $1.045 billion (the "5-Year Term Loan"). The 5-Year Term Loan matures on February 9, 2026 and, at the Company's option, bears interest at the rate of the London Interbank Offered Rate plus a margin equal to 7.00% per annum or an alternate base rate plus a margin equal to 6.00% per annum. Accordingly, we are required to dedicate a substantial portion of cash flow from operations to fund interest payments. Interest on the 5-Year Term Loan is payable every three months in arrears, beginning in May 2021.

The proceeds from the 5-Year Term Loan were used to repay the remaining principal balance and accrued interest of $1.043 billion and $13.3 million, respectively, on the Acquisition Term Loan (the "Payoff") and to pay fees and expenses incurred to obtain the 5-Year Term Loan.

There were certain lenders that participated in both the Acquisition Term Loan and the new 5-Year Term Loan and their balances in the Acquisition Term Loan were deemed to be modified. The Company will continue to defer, over the new term, the deferred financing fees and original issue discount from the Acquisition Term Loan of $1.5 million and $34.7 million, respectively, related to those lenders. Further, certain lenders in the Acquisition Term Loan did not participate in the new 5-Year Term Loan and their balances in the Acquisition Term Loan were deemed to be extinguished. As a result, the Company recognized a Loss on early extinguishment of debt of $17.2 million as a result of the write-off of the remaining original issue discount and deferred financing fees related to those lenders. Third party fees of approximately $13.0 million were allocated to the new lenders in the 5-Year Term Loan on a pro-rata basis, and $20.9 million of original issue discount were capitalized and will be amortized over the term of the 5-Year Term Loan using the effective interest method. Third party fees of $0.7 million and $10.9 million, which were allocated to the lenders whose balances were deemed to be modified, were expensed and recorded in Other operating expenses in the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2021, respectively.

The 5-Year Term Loan will amortize in equal quarterly installments at a rate of 10% per annum (or, if the ratio of Total Indebtedness secured on an equal priority basis with the 5-Year Term Loan (net of Unrestricted Cash) to Consolidated EBITDA (as such terms are defined in the 5-Year Term Loan) is equal to or less than a specified ratio, 5% per annum) (the "Quarterly Amortization Installment"), beginning September 30, 2021. In addition, we will be required to repay the 5-Year Term Loan from time to time with (i) the proceeds of non-ordinary course asset sales and casualty and condemnation events, (ii) the proceeds of indebtedness that is not otherwise permitted under the 5-Year Term Loan and (iii) the aggregate amount of cash and cash equivalents on hand in excess of $100 million at the end of each fiscal year. The 5-Year Term Loan is subject to a requirement to have minimum unrestricted cash of $30 million as of the last day of each fiscal quarter. As of June 30, 2021, we were in compliance with all of the covenants and obligations under the 5-Year Term Loan.

As of June 30, 2021, we had $990.5 million in aggregate principal outstanding under the 5-Year Term Loan with an effective interest rate of 9.5%.

Under the 5-Year Term Loan, the Company is contractually obligated to make prepayments with the proceeds from asset sales and may elect to make optional payments with excess free cash flow from operations. For the three and six months ended June 30, 2021, we made prepayments totaling $45.8 million and $54.5 million, respectively, which were classified as financing activities in the condensed consolidated statements of cash flows. These amounts are inclusive of both mandatory and optional prepayments.

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

For the six months ended June 30, 2021, no shares were issued upon conversion, exercise, or satisfaction of the required conditions. Refer to Note 10 — Supplemental equity information to the condensed consolidated financial statements for details on the convertible debt's impact to diluted earnings per share under the if-converted method.

Senior Convertible Notes due 2024

The $3.3 million principal value of the remaining 4.75% convertible senior notes due 2024 (the "2024 Notes") outstanding is reported as convertible debt in the condensed consolidated balance sheets. The effective interest rate on the 2024 Notes was 6.05% as of June 30, 2021.

Additional information

We continue to evaluate our results of operations, liquidity and cash flows, and as part of these measures, we have taken steps to manage cash outflow by rationalizing expenses and implementing various cost containment initiatives. The Company does not presently pay a quarterly dividend and has no current intention to reinstate the dividend. In addition, the terms of our indebtedness, including our credit facility, the 5-Year Term Loan, and the Indenture for the 2027 Notes have terms that restrict our ability to pay dividends.

The CARES Act, enacted March 27, 2020, provided various forms of relief to companies impacted by the COVID-19 pandemic. As part of the relief available under the CARES Act, we deferred remittance of our 2020 Federal Insurance Contributions Act taxes as allowed by the legislation. The Company was able to defer $41.6 million of the employer portion of FICA taxes for payroll paid between March 27, 2020 and December 31, 2020. The Company will have until December 31, 2021, to pay 50% of the FICA deferral with the remaining 50% to be remitted on or before December 31, 2022.

For the Gannett Retirement Plan in the U.S., we have deferred our contractual contribution and negotiated a contribution payment plan of $5.0 million per quarter through September 30, 2022.

We expect our capital expenditures for the remainder of 2021 to total approximately $24.1 million. These capital expenditures are anticipated to be primarily comprised of projects related to digital product development, costs associated with our print and technology systems, and system upgrades.

Our leverage may adversely affect our business and financial performance and restricts our operating flexibility. The level of our indebtedness and our ongoing cash flow requirements may expose us to a risk that a substantial decrease in operating cash flows due to, among other things, continued or additional adverse economic developments or adverse developments in our business, could make it difficult for us to meet the financial and operating covenants contained in our 5-Year Term Loan. In addition, our leverage may limit cash flow available for general corporate purposes such as capital expenditures and our flexibility to react to competitive, technological, and other changes in our industry and economic conditions generally.

Although we currently forecast sufficient liquidity, a resurgence of the COVID-19 pandemic and related counter-measures could have a material negative impact on our liquidity and our ability to meet our ongoing obligations, including obligations under the 5-Year Term Loan. The Company continues to closely monitor the COVID-19 pandemic and will continue to take the steps necessary to appropriately manage liquidity.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

See our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for a discussion of our critical accounting policies and use of estimates. There have been no material changes to our critical accounting policies and use of estimates discussed in such report.

NON-GAAP FINANCIAL MEASURES

A non-GAAP financial measure is generally defined as one that purports to measure historical or future financial performance, financial position, or cash flows, but excludes or includes amounts that would not be so excluded or included in the most comparable U.S. GAAP measure.

Adjusted EBITDA, Adjusted EBITDA margin, and Adjusted Net income (loss) attributable to Gannett are non-GAAP financial measures we believe offer a useful view of the overall operation of our businesses and may be different than similarly-titled measures used by other companies. We define Adjusted EBITDA as Net income (loss) attributable to Gannett before (1) Income tax expense (benefit), (2) Interest expense, (3) Gains or losses on the early extinguishment of debt, (4) Non-operating pension income (expense), (5) Loss on Convertible notes derivative, (6) Other non-operating items, including equity income, (7) Depreciation and amortization, (8) Integration and reorganization costs, (9) Asset impairments, (10) Goodwill and intangible impairments, (11) Gains or losses on the sale or disposal of assets, (12) Share-based compensation, (13) Other operating expenses, including third-party debt expenses and acquisition costs, (14) Gains or losses on the sale of investments and (15) certain other non-recurring charges. We define Adjusted EBITDA margin as Adjusted EBITDA divided by total Operating revenues. We define Adjusted Net income (loss) attributable to Gannett before (1) Gains or losses on the early extinguishment of debt, (2) Loss on Convertible notes derivative, (3) Integration and reorganization costs, (4) Other operating expenses, including third-party debt expenses and acquisition costs, (5) Asset impairments, (6) Goodwill and intangibles impairments, (7) Gains or losses on the sale or disposal of assets, and (8) the tax impact of the above items.

Management’s use of Adjusted EBITDA, Adjusted EBITDA margin, and Adjusted Net income (loss) attributable to Gannett

Adjusted EBITDA, Adjusted EBITDA margin, and Adjusted Net income (loss) attributable to Gannett are not measurements of financial performance under GAAP and should not be considered in isolation or as an alternative to income from operations, net income (loss), or any other measure of performance or liquidity derived in accordance with U.S. GAAP. We believe these non-GAAP financial measures, as we have defined them, are helpful in identifying trends in our day-to-day performance because the items excluded have little or no significance on our day-to-day operations. These measures provide an assessment of controllable expenses and affords management the ability to make decisions which are expected to facilitate meeting current financial goals as well as to achieve optimal financial performance.

Adjusted EBITDA, Adjusted EBITDA margin, and Adjusted Net income (loss) attributable to Gannett provide us with measures of financial performance, independent of items that are beyond the control of management in the short-term, such as depreciation and amortization, taxation, non-cash impairments, and interest expense associated with our capital structure. These metrics measure our financial performance based on operational factors that management can impact in the short-term, namely the cost structure or expenses of the organization. Adjusted EBITDA, Adjusted EBITDA margin, and Adjusted Net income (loss) attributable to Gannett are metrics we use to review the financial performance of our business on a monthly basis.

We use Adjusted EBITDA, Adjusted EBITDA margin, and Adjusted Net income (loss) attributable to Gannett as measures of our day-to-day operating performance, which is evidenced by the publishing and delivery of news and other media and excludes certain expenses that may not be indicative of our day-to-day business operating results.

Limitations of Adjusted EBITDA, Adjusted EBITDA margin, and Adjusted Net income (loss) attributable to Gannett

Adjusted EBITDA, Adjusted EBITDA margin, and Adjusted Net income (loss) attributable to Gannett have limitations as an analytical tool. They should not be viewed in isolation or as a substitute for U.S. GAAP measures of earnings or cash flows. Material limitations in making the adjustments to our earnings to calculate Adjusted EBITDA, Adjusted EBITDA margin, and Adjusted Net income (loss) attributable to Gannett and using these non-GAAP financial measures as compared to U.S. GAAP net income (loss) include: the cash portion of interest/financing expense, income tax (benefit) provision, and charges related to asset impairments, which may significantly affect our financial results.

Management believes these items are important in evaluating our performance, results of operations, and financial position. We use non-GAAP financial measures to supplement our U.S. GAAP results in order to provide a more complete understanding of the factors and trends affecting our business.

Adjusted EBITDA, Adjusted EBITDA margin, and Adjusted Net income (loss) attributable to Gannett are not alternatives to net income and margin as calculated and presented in accordance with U.S. GAAP. As such, they should not be considered or relied upon as a substitute or alternative for any such U.S. GAAP financial measures. We strongly urge you to review the reconciliation of Net income (loss) attributable to Gannett to Adjusted EBITDA, Adjusted EBITDA margin, and Adjusted Net income (loss) attributable to Gannett along with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We also strongly urge you to not rely on any single financial measure to evaluate our business. In addition, because Adjusted EBITDA, Adjusted EBITDA margin, and Adjusted Net income (loss) attributable to Gannett are not measures of financial performance under U.S. GAAP and are susceptible to varying calculations, the Adjusted EBITDA, Adjusted EBITDA margin, and Adjusted Net income (loss) attributable to Gannett measures as presented in this report may differ from and may not be comparable to similarly titled measures used by other companies.

The table below shows the reconciliation of Net income (loss) attributable to Gannett to Adjusted EBITDA and Net income (loss) attributable to Gannett margin to Adjusted EBITDA margin:

	Three months ended June 30,		Six months ended June 30,
In thousands	2021	2020	2021	2020
Net income (loss) attributable to Gannett	$15,115	$(436,893)	$(127,201)	$(517,045)
Provision (benefit) for income taxes	17,692	(34,276)	8,583	(25,297)
Interest expense	35,264	57,928	74,767	115,827
Loss on early extinguishment of debt	2,834	369	22,235	1,174
Non-operating pension income	(23,906)	(17,553)	(47,784)	(36,099)
Loss on Convertible notes derivative	—	—	126,600	—
Other non-operating income, net	(1,148)	(6,261)	(3,023)	(4,616)
Depreciation and amortization	48,242	66,327	106,345	144,352
Integration and reorganization costs	8,444	32,306	21,848	60,560
Other operating expenses	774	2,379	11,350	8,348
Asset impairments	—	6,859	833	6,859
Goodwill and intangible impairments	—	393,446	—	393,446
Net loss on sale or disposal of assets	5,294	88	10,039	745
Share-based compensation expense	5,779	7,391	9,202	18,968
Other items	1,385	5,908	2,440	9,862
Adjusted EBITDA (non-GAAP basis)	$115,769	$78,018	$216,234	$177,084
Net income (loss) attributable to Gannett margin	1.9%	(57.0)%	(8.0)%	(30.1)%
Adjusted EBITDA margin (non-GAAP basis)	14.4%	10.2%	13.7%	10.3%

The table below shows the reconciliation of Net income (loss) attributable to Gannett to Adjusted Net income (loss) attributable to Gannett:

	Three months ended June 30,		Six months ended June 30,
In thousands	2021	2020	2021	2020
Net income (loss) attributable to Gannett	$15,115	$(436,893)	$(127,201)	$(517,045)
Loss on early extinguishment of debt	2,834	369	22,235	1,174
Loss on Convertible notes derivative	—	—	126,600	—
Integration and reorganization costs	8,444	32,306	21,848	60,560
Other operating expenses	774	2,379	11,350	8,348
Asset impairments	—	6,859	833	6,859
Goodwill and intangible impairments	—	393,446	—	393,446
Net loss on sale or disposal of assets	5,294	88	10,039	745
Subtotal	32,461	(1,446)	65,704	(45,913)
Tax impact of above items	(2,403)	(3,734)	(21,009)	(35,915)
Adjusted Net income (loss) attributable to Gannett (non-GAAP basis)	$30,058	$(5,180)	$44,695	$(81,828)
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the information disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risks of our Form 10-K for the fiscal year ended December 31, 2020.

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were not effective because of the previously reported material weakness in internal control over financial reporting, which we describe in Part II, Item 9A, Controls and Procedures of our Form 10-K for the fiscal year ended December 31, 2020.

Remediation of Material Weakness

We continue to implement our remediation plan for the previously reported material weakness in internal control over financial reporting, described in Part II, Item 9A of our Form 10-K for the fiscal year ended December 31, 2020, which includes organizational enhancements, design enhancements, training, utilizing external resources and integration of related supporting technology. We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the material weakness are remediated as soon as possible. We will consider the material weakness remediated after the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.

Changes in Internal Control over Financial Reporting

Other than changes made in connection with our implementation of the remediation efforts mentioned above, there have been no changes in our internal control over financial reporting or in other factors during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

This item is not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description	Location
31.1	Rule 13a-14(a) Certification of CEO	Attached.
31.2	Rule 13a-14(a) Certification of CFO	Attached.
32.1	Section 1350 Certification of CEO	Attached.
32.2	Section 1350 Certification of CFO	Attached.
101
The following financial information from Gannett Co., Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income; (iii) Condensed Consolidated Statements of Cash Flow; (iv) Condensed Consolidated Statements of Equity; and (v) Notes to Condensed Consolidated Financial Statements
Attached.
104	Cover Page Interactive Data File (formatted as Inline XBRL and embedded within the Inline XBRL document)	Attached.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2021	GANNETT CO., INC.

/s/ Douglas E. Horne
Douglas E. Horne
Chief Financial Officer and Chief Accounting Officer
(On behalf of the Registrant and as principal financial and principal accounting officer)