Form 10-Q
period 2021-09-30
Gannett Co., Inc.
filed 2021-11-05
CIK 1579684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 2, 2021, 142,327,552 shares of the registrant's Common Stock were outstanding.

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

Additional risk factors that could cause actual results to differ materially from our expectations include, but are not limited to, the risks identified by us under the heading "Risk Factors" in this Quarterly Report on Form 10-Q, under the heading "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission (the "SEC") on February 26, 2021, and the statements made in subsequent filings. Such forward-looking statements speak only as of the date they are made. Except to the extent required by law, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions, or circumstances on which any statement is based.

INDEX TO GANNETT CO., INC.
Q3 2021 FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GANNETT CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share data	September 30, 2021	December 31, 2020
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$141,302	$170,725
Accounts receivable, net of allowance for doubtful accounts of $16,411 and $20,843 as of September 30, 2021 and December 31, 2020, respectively	301,016	314,305
Inventories	33,492	35,075
Prepaid expenses and other current assets	111,689	116,581
Total current assets	587,499	636,686
Property, plant and equipment, net of accumulated depreciation of $363,200 and $362,029 as of September 30, 2021 and December 31, 2020, respectively	461,923	590,272
Operating lease assets	279,353	289,504
Goodwill	533,797	534,088
Intangible assets, net	741,591	824,650
Deferred tax assets	63,136	90,240
Other assets	242,704	143,474
Total assets	$2,910,003	$3,108,914

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$357,324	$378,246
Deferred revenue	196,259	186,007
Current portion of long-term debt	104,948	128,445
Other current liabilities	54,753	48,602
Total current liabilities	713,284	741,300
Long-term debt	741,636	890,323
Convertible debt	399,875	581,405
Deferred tax liabilities	21,419	6,855
Pension and other postretirement benefit obligations	88,149	99,765
Long-term operating lease liabilities	261,429	274,460
Other long-term liabilities	141,577	151,847
Total noncurrent liabilities	1,654,085	2,004,655
Total liabilities	2,367,369	2,745,955
Redeemable noncontrolling interests	(2,209)	(1,150)
Commitments and contingent liabilities (See Note 12)

Equity
Preferred stock, $0.01 par value, 300,000 shares authorized, of which 150,000 shares are designated as Series A Junior Participating Preferred Stock, none of which were issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock of $0.01 par value per share, 2,000,000,000 shares authorized, 144,653,850 shares issued and 142,519,768 shares outstanding at September 30, 2021; 139,494,741 shares issued and 138,102,993 shares outstanding at December 31, 2020	1,446	1,395
Treasury stock at cost, 2,134,082 shares and 1,391,748 shares at September 30, 2021 and December 31, 2020, respectively	(6,940)	(4,903)
Additional paid-in capital	1,399,693	1,103,881
Accumulated deficit	(898,951)	(786,437)
Accumulated other comprehensive income	49,595	50,173
Total equity	544,843	364,109
Total liabilities and equity	$2,910,003	$3,108,914
The accompanying notes are an integral part of these condensed consolidated financial statements.

GANNETT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
In thousands, except per share amounts	2021	2020	2021	2020
Advertising and marketing services	$412,020	$405,227	$1,220,487	$1,249,156
Circulation	306,702	336,158	942,398	1,053,528
Other	81,463	73,154	218,659	227,539
Total operating revenues	800,185	814,539	2,381,544	2,530,223
Operating costs	480,289	492,342	1,431,259	1,535,539
Selling, general and administrative expenses	225,596	241,652	652,184	767,275
Depreciation and amortization	48,107	61,355	154,452	205,706
Integration and reorganization costs	13,619	13,417	35,467	73,978
Asset impairments	2,301	1,585	3,134	8,444
Goodwill and intangible impairments	—	—	—	393,446
(Gain) loss on sale or disposal of assets, net	(833)	795	9,206	1,540
Other operating expenses	4	1,913	11,354	10,261
Total operating expenses	769,083	813,059	2,297,056	2,996,189
Operating income (loss)	31,102	1,480	84,488	(465,966)
Interest expense	34,603	58,063	109,370	173,890
Loss on early extinguishment of debt	3,761	476	25,996	1,650
Non-operating pension income	(23,860)	(18,334)	(71,644)	(54,433)
Loss on convertible notes derivative	—	—	126,600	—
Other income, net	(931)	(10,375)	(3,954)	(14,988)
Non-operating expense	13,573	29,830	186,368	106,119
Income (loss) before income taxes	17,529	(28,350)	(101,880)	(572,085)
Provision (benefit) for income taxes	2,984	3,098	11,567	(22,200)
Net income (loss)	14,545	(31,448)	(113,447)	(549,885)
Net loss attributable to redeemable noncontrolling interests	(142)	(188)	(933)	(1,580)
Net income (loss) attributable to Gannett	$14,687	$(31,260)	$(112,514)	$(548,305)

Income (loss) per share attributable to Gannett - basic	$0.11	$(0.24)	$(0.84)	$(4.17)
Income (loss) per share attributable to Gannett - diluted	$0.09	$(0.24)	$(0.84)	$(4.17)

Other comprehensive income (loss):
Foreign currency translation adjustments	$(5,487)	$7,677	$(700)	$(8,908)
Pension and other postretirement benefit items:
Net actuarial loss	—	—	(300)	(8,078)
Amortization of net actuarial loss (gain)	25	(11)	40	(36)
Other	1,051	(714)	205	347
Total pension and other postretirement benefit items	1,076	(725)	(55)	(7,767)
Other comprehensive income (loss) before tax	(4,411)	6,952	(755)	(16,675)
Income tax expense (benefit) related to components of other comprehensive income (loss)	7	1	(177)	(2,062)
Other comprehensive income (loss), net of tax	(4,418)	6,951	(578)	(14,613)
Comprehensive income (loss)	10,127	(24,497)	(114,025)	(564,498)
Comprehensive loss attributable to redeemable noncontrolling interests	(142)	(188)	(933)	(1,580)
Comprehensive income (loss) attributable to Gannett	$10,269	$(24,309)	$(113,092)	$(562,918)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GANNETT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
In thousands	2021	2020
Operating activities
Net loss	$(113,447)	$(549,885)
Adjustments to reconcile net loss to operating cash flows:
Depreciation and amortization	154,452	205,706
Share-based compensation expense	13,804	22,812
Non-cash interest expense	18,719	17,813
Loss on sale or disposal of assets, net	9,206	1,540
Loss on convertible notes derivative	126,600	—
Loss on early extinguishment of debt	25,996	1,650
Goodwill and intangible impairments	—	393,446
Asset impairments	3,134	8,444
Pension and other postretirement benefit obligations	(114,663)	(77,274)
Change in other assets and liabilities, net	9,546	50,028
Net cash provided by operating activities	133,347	74,280
Investing activities
Purchase of property, plant and equipment	(27,265)	(28,944)
Proceeds from sale of real estate and other assets	67,434	26,186
Change in other investing activities	(933)	779
Net cash provided by (used for) investing activities	39,236	(1,979)
Financing activities
Payments of debt issuance costs	(33,921)	—
Borrowings under term loans	1,045,000	—
Repayments under term loans	(1,220,751)	(27,619)
Deferred payments for acquisitions	—	(7,544)
Payments for employee taxes withheld from stock awards	(2,034)	(1,960)
Changes in other financing activities	(578)	(348)
Net cash used for financing activities	(212,284)	(37,471)
Effect of currency exchange rate change on cash	389	439
(Decrease) increase in cash, cash equivalents and restricted cash	(39,312)	35,269
Balance of cash, cash equivalents and restricted cash at beginning of period	206,726	188,664
Balance of cash, cash equivalents and restricted cash at end of period	$167,414	$223,933
The accompanying notes are an integral part of these condensed consolidated financial statements.

GANNETT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three months ended September 30, 2021
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Treasury stock
In thousands, except share data	Shares	Amount				Shares	Amount	Total
Balance at June 30, 2021	144,638,938	$1,446	$1,395,191	$54,013	$(913,638)	2,014,664	$(6,935)	$530,077
Net income attributable to Gannett	—	—	—	—	14,687	—	—	14,687
Restricted stock awards settled, net of withholdings	2,857	—	(6)	—	—	—	—	(6)
Restricted share grants	5,226	—	—	—	—	—	—	—
Other comprehensive loss, net of income tax expense of $7	—	—	—	(4,418)		—	—	(4,418)
Share-based compensation expense	—	—	4,602	—	—	—	—	4,602
Issuance of common stock	6,829	—	38	—	—	—	—	38
Treasury stock	—	—	—	—	—	118,675	(4)	(4)
Restricted share forfeiture	—	—	—	—	—	743	(1)	(1)
Other activity	—	—	(132)	—	—	—	—	(132)
Balance at September 30, 2021	144,653,850	$1,446	$1,399,693	$49,595	$(898,951)	2,134,082	$(6,940)	$544,843

	Three months ended September 30, 2020
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Treasury stock
In thousands, except share data	Shares	Amount				Shares	Amount	Total
Balance at June 30, 2020	136,885,320	$1,369	$1,101,899	$(13,362)	$(633,003)	770,973	$(4,818)	$452,085
Net loss attributable to Gannett	—	—	—	—	(31,260)	—	—	(31,260)
Restricted stock awards settled, net of withholdings	564,406	6	(866)	—	—	—	—	(860)
Other comprehensive income, net of income tax expense of $1	—	—	—	6,951	—	—	—	6,951
Share-based compensation expense	—	—	3,844	—	—	—	—	3,844
Issuance of common stock	28,970	—	(961)	—	—	—	—	(961)
Remeasurement of redeemable noncontrolling interests	—	—	(3,878)	—	—	—	—	(3,878)
Treasury stock	—	—	—	—	—	4,837	(19)	(19)
Restricted share forfeiture	—	—	—	—	—	397,166	(4)	(4)
Other activity	—	—	231	—	—	—	—	231
Balance at September 30, 2020	137,478,696	$1,375	$1,100,269	$(6,411)	$(664,263)	1,172,976	$(4,841)	$426,129

GANNETT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY [CONTINUED]
(Unaudited)

	Nine months ended September 30, 2021
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Treasury stock
In thousands, except share data	Shares	Amount				Shares	Amount	Total
Balance as of December 31, 2020	139,494,741	$1,395	$1,103,881	$50,173	$(786,437)	1,391,748	$(4,903)	$364,109
Net loss attributable to Gannett	—	—	—	—	(112,514)	—	—	(112,514)
Restricted stock awards settled, net of withholdings	1,064,697	10	(1,912)	—	—	—	—	(1,902)
Restricted share grants	3,883,062	39	(39)	—	—	—	—	—
Equity component of the 2027 Notes	—	—	283,718	—	—	—	—	283,718
Other comprehensive loss, net of income tax benefit of $177	—	—	—	(578)	—	—	—	(578)
Share-based compensation expense	—	—	13,804	—	—	—	—	13,804
Issuance of common stock	211,350	2	99	—	—	—	—	101
Remeasurement of redeemable noncontrolling interests	—	—	126	—	—	—	—	126
Treasury stock	—	—	—	—	—	511,828	(2,034)	(2,034)
Restricted share forfeiture	—	—	—	—	—	230,506	(3)	(3)
Other activity	—	—	16	—	—	—	—	16
Balance at September 30, 2021	144,653,850	$1,446	$1,399,693	$49,595	$(898,951)	2,134,082	$(6,940)	$544,843

	Nine months ended September 30, 2020
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Treasury stock
In thousands, except share data	Shares	Amount				Shares	Amount	Total
Balance as of December 31, 2019	129,386,258	$1,294	$1,090,694	$8,202	$(115,958)	394,714	$(2,876)	$981,356
Net loss attributable to Gannett	—	—	—	—	(548,305)	—	—	(548,305)
Restricted stock awards settled, net of withholdings	3,072,991	31	(10,819)	—	—	—	—	(10,788)
Restricted share grants	4,346,313	44	(44)	—	—	—	—	—
Other comprehensive loss, net of income tax benefit of $2,062	—	—	—	(14,613)	—	—	—	(14,613)
Share-based compensation expense	—	—	22,812	—	—	—	—	22,812
Issuance of common stock	673,134	6	1,609	—	—	—	—	1,615
Remeasurement of redeemable noncontrolling interests	—	—	(3,878)	—	—	—	—	(3,878)
Treasury stock	—	—	—	—	—	322,524	(1,960)	(1,960)
Restricted share forfeiture	—	—	—	—	—	455,738	(5)	(5)
Other activity	—	—	(105)	—	—	—	—	(105)
Balance at September 30, 2020	137,478,696	$1,375	$1,100,269	$(6,411)	$(664,263)	1,172,976	$(4,841)	$426,129
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

Impacts of the COVID-19 pandemic

As a result of the COVID-19 pandemic, we experienced a significant decline in Advertising and marketing services revenues, which accelerated the secular declines that we continue to experience. In addition, we continue to experience constraints on the sales of single copy newspapers, largely tied to business travel and in-person events. While we have seen operating trends improve since the second quarter of 2020, which represents the quarter that was most significantly impacted by the pandemic, we expect that the COVID-19 pandemic will continue to have a negative impact on our business and results of operations in the near-term, including lower revenues associated with events and lower sales of single copy newspapers, largely as a result of reduced business travel. If the COVID-19 pandemic were to revert to conditions that existed during 2020, including measures to help mitigate and control the spread of the virus, we would expect to experience further negative impacts in Advertising and marketing services and Circulation revenues.

We have implemented, and continue to implement, measures to reduce costs and preserve cash flow. These measures include, evaluating and applying for all governmental relief programs for which we are eligible, including the Paycheck Protection Program ("PPP"), suspending our quarterly dividend, and debt refinancing, as well as reducing discretionary spending. In addition, we are continuing with our previously-disclosed plan to monetize non-core assets.

In connection with the CARES Act, the Company received PPP funding in support of certain of our locations that were meaningfully affected by the COVID-19 pandemic totaling $16.4 million, which was included in Operating activities in the condensed consolidated statements of cash flows for the nine months ended September 30, 2021. As permitted under the CARES Act, during the third quarter of 2021, the Company received forgiveness of such loans totaling $15.1 million, which was recognized in earnings in the condensed consolidated statements of operations and comprehensive income (loss) as an offset to Operating costs of $11.1 million and Selling, general, and administrative expenses of $4.0 million. As of September 30, 2021, the remaining PPP loans of $1.3 million were included in Other long-term liabilities in the condensed consolidated balance sheets. Management has applied for forgiveness of the remaining PPP loans in accordance with applicable guidelines. Interest expense related to PPP funding was immaterial for the three and nine months ended September 30, 2021.

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

Use of estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and footnotes thereto. Actual results could differ materially from those estimates.

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

Recent accounting pronouncements adopted

Simplifying the Accounting for Income Taxes

In December 2019, the Financial Accounting Standards Board (the "FASB") issued new guidance that simplifies the accounting for income taxes. The guidance amends the rules for recognizing deferred taxes for investments, performing intraperiod tax allocations and calculating income taxes in interim periods. It also reduces complexity in certain areas, including accounting for transactions that result in a step-up in the tax basis of goodwill and allocating taxes to members of a consolidated group. This guidance is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. Adopting this guidance allowed the Company to record a tax benefit for the first quarter of 2021 because year-to-date losses on interim periods are no longer limited to losses annually forecasted, but did not have a material impact on the Company's condensed consolidated financial statements in subsequent quarters.

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

The Company’s condensed consolidated statements of operations and comprehensive income (loss) present revenues disaggregated by revenue type. Sales taxes and other usage-based taxes are excluded from revenues. The following table presents our revenues disaggregated by source:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2021	2020	2021	2020
Print advertising	$190,044	$208,047	$584,165	$664,047
Digital advertising and marketing services	221,976	197,180	636,322	585,109
Total advertising and marketing services	412,020	405,227	1,220,487	1,249,156
Circulation	306,702	336,158	942,398	1,053,528
Other	81,463	73,154	218,659	227,539
Total revenues	$800,185	$814,539	$2,381,544	$2,530,223

Revenues generated from international locations were approximately 8% for both the three and nine months ended September 30, 2021 and approximately 7% for both the three and nine months ended September 30, 2020.

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

The following table presents changes in the deferred revenues balance by type of revenues:

	Nine months ended September 30, 2021			Nine months ended September 30, 2020
In thousands	Advertising, Marketing Services, and Other	Circulation	Total	Advertising, Marketing Services, and Other	Circulation	Total
Beginning balance	$51,686	$134,321	$186,007	$67,543	$151,280	$218,823
Cash receipts	226,214	738,366	964,580	215,050	878,856	1,093,906
Revenue recognized	(206,203)	(748,125)	(954,328)	(221,052)	(884,080)	(1,105,132)
Ending balance	$71,697	$124,562	$196,259	$61,541	$146,056	$207,597

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

As of September 30, 2021, our condensed consolidated balance sheets included $279.4 million of operating lease right-to-use assets, $48.3 million of short-term operating lease liabilities included in Other current liabilities, and $261.4 million of long-term operating lease liabilities.

The components of lease expense are as follows:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2021	2020	2021	2020
Operating lease cost (a)	$19,977	$20,924	$60,626	$62,429
Short-term lease cost (b)	133	828	698	5,315
Variable lease cost	2,963	2,897	8,685	9,713
Net lease cost	$23,073	$24,649	$70,009	$77,457
(a)Includes sublease income of $1.7 million and $0.9 million for the three months ended September 30, 2021 and 2020, respectively, and $4.7 million and $2.9 million for the nine months ended September 30, 2021 and 2020, respectively.
(b)Excluding expenses relating to leases with a lease term of 12 months or less.

Future minimum lease payments under non-cancellable leases are as follows:

In thousands	Year ended December 31, (a)
2021 (excluding the nine months ended September 30, 2021)	$18,625
2022	81,364
2023	68,607
2024	60,380
2025	51,315
Thereafter	213,647
Total future minimum lease payments	493,938
Less: Imputed interest	(184,245)
Total	$309,693
(a)Operating lease payments exclude $0.9 million of legally binding minimum lease payments for leases signed but not yet commenced.

Supplemental information related to leases is as follows:

	Nine months ended September 30,
In thousands, except lease term and discount rate	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$59,989	$61,508
Right-of-use assets obtained in exchange for operating lease obligations	31,014	25,562
Gain on sale and leaseback transactions, net	(1,568)	—

	As of September 30,
	2021	2020
Weighted-average remaining lease term (in years)	7.3	7.7
Weighted-average discount rate	12.81%	12.66%

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

The following table presents changes in the allowance for doubtful accounts for the nine months ended September 30, 2021 and 2020:

	Nine months ended September 30,
In thousands	2021	2020
Beginning balance	$20,843	$19,923
Current period provision	3,478	23,075
Write-offs charged against the allowance	(10,998)	(21,139)
Recoveries of amounts previously written-off	3,076	2,230
Disposition	—	(351)
Foreign currency	12	11
Ending balance	$16,411	$23,749

The calculation of the allowance considers current economic, industry and customer-specific conditions relative to their respective operating environments in the incremental allowances recorded related to high-risk accounts, bankruptcies, receivables in repayment plan and other aging specific reserves. As a result of this analysis, the Company adjusts specific reserves and the amount of allowable credit as appropriate. The collectability of trade receivables related to advertising, marketing services and other customers depends on a variety of factors, including trends in local, regional or national economic conditions that affect our customers' ability to pay. The advertisers in our newspapers and other publications and related websites are primarily retail businesses that can be significantly affected by regional or national economic downturns and other developments that may impact our ability to collect on the related receivables. Similarly, while circulation revenues related to individual subscribers are primarily prepaid, changes in economic conditions may also affect our ability to collect on amounts owed from single copy circulation customers.

For the three and nine months ended September 30, 2021, the Company recorded $2.8 million and $3.5 million in bad debt expense, respectively. For the three and nine months ended September 30, 2020, the Company recorded $5.7 million and $23.1 million in bad debt expense, respectively. Bad debt expense is included in Selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss). For the three months ended September 30, 2021, the decrease compared to the prior year period was driven by lower write-offs, as the prior year reflected the impact of the COVID-19 pandemic which resulted in higher bad debt expense and allowance for doubtful accounts. For the nine months ended September 30, 2021, the decrease compared to the prior year period was due to lower write-offs compared to the same period in the prior year, as the prior year reflected the impact of the COVID-19 pandemic.

NOTE 5 — Goodwill and intangible assets

Goodwill and intangible assets consisted of the following:

	September 30, 2021			December 31, 2020
In thousands	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets:
Advertiser relationships	$456,141	$144,326	$311,815	$460,331	$112,468	$347,863
Other customer relationships	102,685	32,439	70,246	102,925	23,682	79,243
Subscriber relationships	254,972	92,953	162,019	255,702	71,271	184,431
Other intangible assets	68,590	41,021	27,569	68,687	26,982	41,705
Sub-total	$882,388	$310,739	$571,649	$887,645	$234,403	$653,242
Indefinite-lived intangible assets:
Mastheads			169,942			171,408
Total intangible assets			$741,591			$824,650

Goodwill			$533,797			$534,088

Consistent with the Company’s past practice, the Company performed its annual goodwill and indefinite-lived intangible impairment assessment in the second quarter of 2021 with the assistance of third-party valuation specialists. Within the impairment analyses performed, the Company considered the current and expected future economic and market conditions and the impact on the fair value of each of the reporting units. The most significant assumptions utilized in the determination of the estimated fair values include revenue and cash flow projections, discount rates and long-term growth rates. The long-term growth rates are dependent on overall market growth rates, the competitive environment, inflation and relative currency exchange rates, and could be adversely impacted by a sustained decrease in any of these measures, all of which the Company considered in determining the long-term growth rates used in the analysis, which ranged from negative 0.5% to positive 3.0%. The discount rate, which is consistent with a weighted average cost of capital that is likely to be expected by a market participant, is based upon industry required rates of return, including consideration of both debt and equity components of the capital structure. The discount rate may be impacted by adverse changes in the macroeconomic environment and volatility in the equity and debt markets. The Company considered these factors in determining the discount rates used in the analysis, which ranged from 11.0% to 15.0%.

For goodwill, the Company determined the fair value of each reporting unit using a combination of a discounted cash flow analysis and a market-based approach. During the second quarter of 2021, the Company compared the fair value of each reporting unit to its carrying amount, which resulted in the fair value of all the reporting groups being in excess of their carrying values.

For mastheads, the Company applied a "relief from royalty" approach, a discounted cash flow model, reflecting current assumptions, to fair value of the indefinite-lived intangible assets. During the second quarter of 2021, the Company compared the fair value of each indefinite-lived intangible asset to its carrying amount, which resulted in the fair value of each indefinite-lived intangible asset being in excess of its carrying value.

In addition to the annual impairment test, the Company is required to regularly assess whether a triggering event has occurred under ASC 360, which would require interim impairment testing. As of September 30, 2021, the Company performed a review of potential impairment indicators and it was determined that no indicators of impairment were present.

During the second quarter of 2020, the Company recorded goodwill impairment charges of $256.5 million, $65.4 million and $40.5 million in our Domestic Publishing, Newsquest and Marketing Solutions reporting units, respectively, and recorded indefinite-lived asset impairments of $4.0 million in both our Domestic Publishing and Newsquest reporting units, as a result of the annual impairment assessment. During the second quarter of 2020, the Company considered the impact of the COVID-19 pandemic on the Company’s operations to be an indicator of impairment under ASC 360, and as such, the Company recorded an intangible asset impairment of $23.0 million related to advertiser and other customer relationships.

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

Severance-related expenses

We recorded severance-related expenses by segment as follows:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2021	2020	2021	2020
Publishing	$1,941	$3,983	$10,125	$35,401
Digital Marketing Solutions	402	1,196	321	5,333
Corporate and other	317	2,103	440	14,069
Total	$2,660	$7,282	$10,886	$54,803

A rollforward of the accrued severance and related costs included in Accounts payable and accrued expenses on the condensed consolidated balance sheets for the nine months ended September 30, 2021 is as follows:

In thousands	Severance and Related Costs
Beginning balance	$30,943
Restructuring provision included in integration and reorganization costs	10,886
Cash payments	(31,869)
Ending balance	$9,960

The restructuring reserve balance is expected to be paid out over the next twelve months.

Facility consolidation and other restructuring-related expenses

Facility consolidation and other restructuring-related expenses represent costs for consolidating operations, systems implementation, and outsourcing of corporate functions. We recorded facility consolidation charges and other restructuring-related costs by segment as follows:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2021	2020	2021	2020
Publishing	$1,571	$1,137	$516	$3,648
Digital Marketing Solutions	529	41	980	254
Corporate and other	8,859	4,957	23,085	15,273
Total	$10,959	$6,135	$24,581	$19,175

Asset impairments

For the three and nine months ended September 30, 2021, the Company recorded Asset impairment charges of $2.3 million and $3.1 million, respectively, at the Publishing segment primarily due to the impairment of real estate held for sale. For the three months ended September 30, 2020, the Company recorded Asset impairment charges at the Publishing segment of $0.9 million as a result of the Company's fixed asset disposals related to the continued consolidation of operations and recorded $7.7 million for the nine months ended September 30, 2020 as a result of a recoverability test for long-lived assets and fixed asset disposals during the period. For both the three and nine months ended September 30, 2020, the Company recorded $0.7 million of Asset impairment charges at the DMS segment as a result of fixed asset disposals related to the continued consolidation of operations.

Accelerated depreciation

The Company incurred accelerated depreciation of $1.1 million and $9.3 million for the three months ended September 30, 2021 and 2020, respectively, and $11.4 million and $45.0 million for the nine months ended September 30, 2021 and 2020, respectively, related to the shortened useful life of assets due to the sale of property at the Publishing segment and included within Depreciation and amortization expense on the condensed consolidated statements of operations and comprehensive income (loss).

NOTE 7 — Debt

5-Year Term Loan

On February 9, 2021, the Company entered into a five-year, senior-secured term loan facility with the lenders from time to time party thereto and Citibank, N.A., as collateral agent and administrative agent for the lenders, in an aggregate principal amount of $1.045 billion (the "5-Year Term Loan"). The 5-Year Term Loan was to mature on February 9, 2026 and, at the Company's option, bore interest at a rate equal to LIBOR plus a margin equal to 7.00% per annum or an alternate base rate plus a margin equal to 6.00% per annum. Interest on the 5-Year Term Loan was payable at least every three months in arrears, beginning in May 2021.

The proceeds from the 5-Year Term Loan were used to repay the remaining principal balance and accrued interest of $1.043 billion and $13.3 million, respectively, (the "Payoff") on the Company's five-year, senior-secured 11.5% term loan facility with Apollo Capital Management, L.P. (the "Acquisition Term Loan") and to pay fees and expenses incurred to obtain the 5-Year Term Loan.

There were certain lenders that participated in both the Acquisition Term Loan and the 5-Year Term Loan and their balances in the Acquisition Term Loan were deemed to be modified. The Company continued to defer, over the term, the deferred financing fees and original issue discount from the Acquisition Term Loan of $1.5 million and $34.7 million, respectively, related to those lenders. Further, certain lenders in the Acquisition Term Loan did not participate in the 5-Year Term Loan and their balances in the Acquisition Term Loan were deemed to be extinguished. The Company recognized a Loss on early extinguishment of debt of $17.2 million in the first quarter of 2021 as a result of the write-off of the remaining original issue discount and deferred financing fees related to those lenders. Third-party fees of approximately $13.0 million were allocated to the new lenders in the 5-Year Term Loan on a pro-rata basis, and $20.9 million of original issue discount were capitalized and amortized over the term of the 5-Year Term Loan using the effective interest method. For the nine months ended September 30, 2021, third-party fees of $10.9 million, which were allocated to the lenders whose balances were deemed to be modified, were expensed and recorded in Other operating expenses in the condensed consolidated statements of operations and comprehensive income (loss). No third-party fees were incurred during the three months ended September 30, 2021.

The 5-Year Term Loan amortized in equal quarterly installments at a rate of 10% per annum (or, if the ratio of Total Indebtedness secured on an equal priority basis with the 5-Year Term Loan (net of Unrestricted Cash) to Consolidated EBITDA (as such terms are defined in the 5-Year Term Loan) was equal to or less than a specified ratio, 5% per annum) (the "Quarterly Amortization Installment"), beginning September 30, 2021. In addition, we were required to repay the 5-Year Term Loan from time to time with (i) the proceeds of non-ordinary course asset sales and casualty and condemnation events, (ii) the proceeds of indebtedness that was not otherwise permitted under the 5-Year Term Loan and (iii) the aggregate amount of cash and cash equivalents on hand in excess of $100 million at the end of each fiscal year. The 5-Year Term Loan was subject to a requirement to have minimum unrestricted cash of $30 million as of the last day of each fiscal quarter. As of September 30, 2021, the Company was in compliance with all of the covenants and obligations under the 5-Year Term Loan.

As of September 30, 2021, the Company had $899.4 million in aggregate principal outstanding under the 5-Year Term Loan, $11.5 million of unamortized deferred financing costs, and $41.4 million of unamortized original issue discount and an effective interest rate of 9.5%. During the three months ended September 30, 2021, the Company recorded interest expense of $19.2 million and paid $30.3 million for interest expense related to the 5-Year Term Loan. During the nine months ended September 30, 2021, the Company recorded interest expense of $50.5 million and $13.4 million for the 5-Year Term Loan and the Acquisition Term Loan, respectively, and paid interest expense of $50.5 million and $13.4 million for the 5-Year Term Loan and the Acquisition Term Loan, respectively. Additionally, during the three and nine months ended September 30, 2021, the Company had $3.8 million and $26.0 million, respectively, related to Loss on early extinguishment of debt, which related to the write-off of original issue discount and deferred financing fees as a result of early prepayments on the 5-Year Term Loan and Acquisition Term Loan. Included in the Loss on early extinguishment of debt for the nine months ended September 30, 2021, was $17.2 million related to the write-off of the remaining original issue discount and deferred financing fees from the Acquisition Term Loan and approximately $2.2 million related to the write-off of original issue discount and deferred financing fees as a result of early prepayments on the Acquisition Term Loan prior to the Payoff. For the three and nine months ended September 30, 2021, the Company recorded $0.9 million and $2.4 million, respectively, of amortization of deferred financing costs, and $3.4 million and $8.7 million, respectively, of amortization of original issue discount, for the 5-Year Term Loan. For the three and nine months ended September 30, 2020, the Company recorded $0.2 million and $0.7 million, respectively, of amortization of deferred financing costs, and $5.6 million and $17.0 million, respectively, of amortization of original issue discount for the Acquisition Term Loan.

Under the 5-Year Term Loan, the Company was contractually obligated to make prepayments with the proceeds from asset sales and could have elected to make optional payments with excess free cash flow from operations. For the three and nine months ended September 30, 2021, we made prepayments totaling $91.1 million and $145.6 million, respectively, which were classified as financing activities in the condensed consolidated statements of cash flows. These amounts are inclusive of both mandatory and optional prepayments. The 5-Year Term Loan was repaid in full on October 15, 2021. Refer to Note 15 — Subsequent events for further information regarding the debt refinancing.

Senior Secured Convertible Notes due 2027

On November 17, 2020, the Company issued $497.1 million in aggregate principal amount of the Company’s 6.0% Senior Secured Convertible Notes due 2027 (the "2027 Notes"). The 2027 Notes were issued pursuant to an Indenture dated as of November 17, 2020, as amended by the First Supplemental Indenture dated as of December 21, 2020 and the Second

Supplemental Indenture dated as of February 9, 2021 (collectively, the "2027 Notes Indenture"), between the Company and U.S. Bank National Association, as trustee.

In connection with the issuance of the 2027 Notes, the Company entered into an Investor Agreement (the "Investor Agreement") with the holders of the 2027 Notes (the "Holders") establishing certain terms and conditions concerning the rights and restrictions on the Holders with respect to the Holders' ownership of the 2027 Notes. The Company also entered into an amendment to the Registration Rights Agreement dated November 19, 2019, between the Company and FIG LLC.

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

The conversion rate is subject to customary adjustment provisions as provided in the 2027 Notes Indenture. In addition, the conversion rate will be subject to adjustment in the event of any issuance or sale of Common Stock (or securities convertible into Common Stock) at a price equal to or less than the Conversion Price in order to ensure that following such issuance or sale, the 2027 Notes would be convertible into approximately 42% of the Common Stock after giving effect to such issuance or sale assuming the initial principal amount of the 2027 Notes remains outstanding.

Upon the occurrence of a "Make-Whole Fundamental Change" (as defined in the 2027 Notes Indenture), the Company will in certain circumstances increase the conversion rate for a specified period of time. If a "Fundamental Change" (as defined in the 2027 Notes Indenture) occurs, the Company will be required to offer to repurchase the 2027 Notes at a repurchase price of 110% of the principal amount thereof.

Holders of the 2027 Notes will have the right to put up to approximately $100 million of the 2027 Notes at par on or after the date that is 91 days after the maturity date of the 5-Year Term Loan or any Refinancing Facilities (as defined in the 2027 Notes Indenture) in respect thereof.

Under the 2027 Notes Indenture, the Company can only pay cash dividends up to an agreed-upon amount, provided the ratio of consolidated debt to EBITDA (as such terms are defined in the 2027 Notes Indenture) does not exceed a specified ratio. In addition, the 2027 Notes Indenture provides that, at any time that the Company’s Total Gross Leverage Ratio (as defined in the 2027 Notes Indenture) exceeds 1.5 and the Company approves the declaration of a dividend, the Company must offer to purchase a principal amount of 2027 Notes equal to the proposed amount of the dividend.

Until the four-year anniversary of the issuance date, the Company will have the right to redeem for cash up to approximately $99.4 million of the 2027 Notes at a redemption price of 130% of the principal amount thereof, with such amount reduced ratably by any principal amount of 2027 Notes that has been converted by the holders or redeemed or purchased by the Company.

The 2027 Notes are guaranteed by Gannett Holdings LLC ("Gannett Holdings") and any subsidiaries of the Company that guaranteed the 5-Year Term Loan. The 2027 Notes are secured by the same collateral that secured the 5-Year Term Loan. The 2027 Notes rank as senior secured debt of the Company and are secured by a second priority lien on the same collateral package that secured the indebtedness incurred in connection with the 5-Year Term Loan.

The 2027 Notes Indenture includes affirmative and negative covenants, including limitations on liens, indebtedness, dispositions, loan, advances and investors, sale and leaseback transactions, restricted payments, transactions with affiliates, restrictions on dividends and other payment restrictions affecting restricted subsidiaries, negative pledges and modifications to certain agreements. The 2027 Notes Indenture also requires that the Company maintain, as of the last day of each fiscal quarter, at least $30.0 million of Qualified Cash (as defined in the 2027 Notes Indenture). The 2027 Notes Indenture includes customary events of default.

Upon issuance, the $497.1 million principal value of the 2027 Notes was separated into two components: (i) a debt component and (ii) a derivative component. At that time, we determined that the conversion option was not clearly and closely related to the economic characteristics of the 2027 Notes, nor did the conversion option meet the scope exception related to contracts in an entity’s own equity, as we did not have the ability to control whether the settlement of the conversion feature, if settled in full, would be in cash or shares due to the approval requirement to issue those shares. As a result, we concluded that the embedded conversion option must be separated from the debt liability, separately valued, and accounted for as a derivative liability. The initial value allocated to the derivative liability was $115.3 million, with a corresponding reduction in the carrying value of the 2027 Notes. The derivative liability was reported within Convertible debt in the condensed consolidated balance sheets at December 31, 2020 and was marked to fair value through earnings.

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

At the Special Meeting of stockholders of the Company, held on February 26, 2021 (the "Special Meeting"), our stockholders approved the issuance of the maximum number of shares of Common Stock issuable upon conversion of the 2027 Notes. As a result, the conversion option can be share-settled in full. The Company concluded that as of February 26, 2021, the conversion option qualified for equity classification and the bifurcated derivative liability no longer needed to be accounted for as a separate derivative on a prospective basis from the date of reassessment. As of February 26, 2021, the fair value of the conversion option of $316.2 million was reclassified to Equity as Additional paid-in capital. Any remaining debt discount that arose at the date of debt issuance from the original bifurcation will continue to be amortized through interest expense. During the nine months ended September 30, 2021, the deferred tax asset related to the embedded conversion feature of the 2027 Notes was reclassified to Equity as a reduction to Additional paid-in-capital and reduced the carrying amount of the equity component of the 2027 Notes to $283.7 million.

As of February 26, 2021, the date of reassessment, and December 31, 2020, the estimated fair value of the derivative liability for the embedded conversion feature was $316.2 million and $189.6 million, respectively. At December 31, 2020, the derivative liability was reported within Convertible debt in the condensed consolidated balance sheets. The derivative liability was classified as Level 3 because it is measured at fair value on a recurring basis using a binomial lattice model using assumptions based on market information and historical data, and significant unobservable inputs. The increase in the fair value of the derivative liability of $126.6 million at the date of reassessment and reclassification to Equity was due to the increase in our stock price, partially offset by the increase in the discount rate, and was recorded in Non-Operating Other (income) expense, net in the condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2021. The loss due to the revaluation of the derivative is not deductible for tax purposes. The assumptions used to determine the fair value as of February 26, 2021 and December 31, 2020 were:

	February 26, 2021	December 31, 2020
Annual volatility	70.0%	70.0%
Discount rate	12.2%	9.3%
Stock price	$4.95	$3.36

Total debt issuance costs of $2.3 million will be amortized over the 7-year contractual life of the 2027 Notes. The unamortized discount will be amortized over the remaining contractual life of the 2027 Notes. For the three and nine months ended September 30, 2021, interest expense on the 2027 Notes totaled $7.5 million and $22.4 million, respectively. Amortization of the discount was $2.9 million and $7.9 million for the three and nine months ended September 30, 2021, respectively. Amortization of debt issuance costs were immaterial and $0.2 million for the three and nine months ended September 30, 2021, respectively. The effective interest rate on the liability component of the 2027 Notes was 10.5% as of September 30, 2021. Additional information related to the liability component of the 2027 Notes includes the following:

In thousands	September 30, 2021	December 31, 2020
Net carrying value of liability component	$396.6	$388.4
Unamortized discount of liability component	$100.5	$108.7

For the nine months ended September 30, 2021, no shares were issued upon conversion, exercise, or satisfaction of the required conditions. Refer to Note 10 — Supplemental equity information for details on the convertible debt's impact to diluted earnings per share under the if-converted method.

Senior Convertible Notes due 2024

The $3.3 million principal value of the remaining 4.75% convertible senior notes due 2024 (the "2024 Notes") outstanding is reported as convertible debt in the condensed consolidated balance sheets. The effective interest rate on the 2024 Notes was 6.05% as of September 30, 2021.

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

Retirement plan costs include the following components:

	Pension Benefits		Postretirement Benefits
	Three months ended September 30,		Three months ended September 30,
In thousands	2021	2020	2021	2020
Operating expenses:
Service cost - benefits earned during the period	$490	$693	$23	$27
Non-operating expenses:
Interest cost on benefit obligation	17,042	20,670	428	580
Expected return on plan assets	(41,355)	(39,573)	—	—
Amortization of actuarial loss (gain)	38	(26)	(13)	15
Total non-operating (benefit) expenses	$(24,275)	$(18,929)	$415	$595
Total expense (benefit) for retirement plans	$(23,785)	$(18,236)	$438	$622

	Pension Benefits		Postretirement Benefits
	Nine months ended September 30,		Nine months ended September 30,
In thousands	2021	2020	2021	2020
Operating expenses:
Service cost - benefits earned during the period	$1,470	$2,078	$67	$79
Non-operating expenses:
Interest cost on benefit obligation	51,179	61,803	1,330	1,740
Expected return on plan assets	(124,193)	(117,940)	—	—
Amortization of actuarial loss (gain)	115	(80)	(75)	44
Total non-operating (benefit) expenses	$(72,899)	$(56,217)	$1,255	$1,784
Total expense (benefit) for retirement plans	$(71,429)	$(54,139)	$1,322	$1,863

During the nine months ended September 30, 2021, we contributed $40.2 million and $4.4 million to our pension and other postretirement plans, respectively, including $11 million in minimum required contributions for the GR Plan attributable to the 2019 plan year, as required by the Employee Retirement Income Security Act of 1974 ("ERISA"), which were deferred until January 4, 2021. Additionally, in response to the COVID-19 pandemic, our GR Plan in the U.S. has deferred certain contractual contributions and negotiated a contribution payment plan of $5.0 million per quarter starting December 31, 2020 through the end of September 30, 2022.

NOTE 9 — Income taxes

The following table outlines our pre-tax net income (loss) and income tax amounts:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2021	2020	2021	2020
Income (loss) before income taxes	$17,529	$(28,350)	$(101,880)	$(572,085)
Provision (benefit) for income taxes	2,984	3,098	11,567	(22,200)
Effective tax rate	17.0%	***	(11.4)%	3.9%
*** Indicates an absolute value percentage change greater than 100.

The provision for income taxes for the three months ended September 30, 2021 was mainly driven by pre-tax income and is impacted by forgiveness of PPP loans during the quarter. For federal tax purposes, book income from forgiven loans is not included in taxable income, and expenses paid utilizing the loan proceeds can be deducted. The impact of PPP loan forgiveness is partially offset by the creation of valuation allowances on non-deductible interest expense carryforwards. The provision was calculated using the estimated annual effective tax rate of 77.7%. The annual effective tax rate is principally impacted by the derivative revaluation, which is non-deductible for federal tax purposes, and the creation of valuation allowances on non-deductible interest expense carryforwards. The estimated annual effective tax rate is based on a projected tax expense for the full year.

The tax provision for the nine months ended September 30, 2021 was mainly driven by the pre-tax net loss generated during the first quarter of 2021. The tax provision is impacted by the derivative revaluation, which is nondeductible for federal tax purposes, the creation of valuation allowances on non-deductible interest expense carryforwards, and PPP loan forgiveness, in combination with state income tax and foreign tax expense.

During the nine months ended September 30, 2021, we reclassified $32.5 million (tax effected) in connection with the retirement of the deferred tax asset related to the embedded conversion feature associated with the Company’s 2027 Notes. The retirement of the deferred tax asset resulted from the reclassification of the embedded conversion feature from a derivative liability to Equity as a reduction to Additional paid-in-capital during the first quarter of 2021. See Note 7 - Debt for additional information about the Company's 2027 Notes.

The total amount of unrecognized tax benefits that, if recognized, may impact the effective tax rate was approximately $42.8 million as of September 30, 2021 and $39.5 million as of December 31, 2020. The amount of accrued interest and penalties payable related to unrecognized tax benefits was $3.4 million as of September 30, 2021 and $2.6 million as of December 31, 2020.

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

NOTE 10 — Supplemental equity information

Income (loss) per share

The following table sets forth the information used to compute basic and diluted income (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
In thousands, except per share data	2021	2020	2021	2020
Net income (loss) attributable to Gannett	$14,687	$(31,260)	$(112,514)	$(548,305)
Interest adjustment to Net income (loss) attributable to Gannett related to assumed conversions of the 2027 Notes, net of taxes	7,598	—	—	—
Net income (loss) attributable to Gannett for diluted earnings per share	$22,285	$(31,260)	$(112,514)	$(548,305)

Basic weighted average shares outstanding	135,002	132,223	134,610	131,425
Effect of dilutive securities:
Restricted stock grants	5,032	—	—	—
2027 Notes	99,419	—	—	—
Diluted weighted average shares outstanding	239,453	132,223	134,610	131,425

Income (loss) per share attributable to Gannett - basic	$0.11	$(0.24)	$(0.84)	$(4.17)
Income (loss) per share attributable to Gannett - diluted	$0.09	$(0.24)	$(0.84)	$(4.17)

The Company excluded the following securities from the computation of diluted income per share because their effect would have been antidilutive:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2021	2020	2021	2020
Warrants	845	1,362	845	1,362
Stock options	6,068	6,068	6,068	6,068
Restricted stock grants (a)	42	7,130	10,442	7,130
2027 Notes (b)	—	—	99,419	—
(a)Includes Restricted stock awards ("RSAs"), Restricted stock units ("RSUs") and Performance stock units ("PSUs").
(b)Represents the total number of shares that would be convertible at September 30, 2021 as stipulated in the 2027 Notes Indenture.

The 2027 Notes may be converted at any time by the holders into cash, shares of the Company’s Common Stock or any combination of cash and Common Stock, at the Company’s election. Conversion of all of the 2027 Notes into Common Stock (assuming the maximum increase in the conversion rate as a result of a Make-Whole Fundamental Change but no other adjustments to the conversion rate), would result in the issuance of an aggregate of 294.2 million shares of Common Stock. The Company has excluded approximately 194.8 million shares from the loss per share calculation, representing the difference between the total number of shares that would be convertible at September 30, 2021 and the total number of shares issuable assuming the maximum increase in the conversion rate.

Share-based compensation

The Company recognized compensation cost for share-based payments of $4.6 million and $13.8 million for the three and nine months ended September 30, 2021, respectively, and $3.8 million and $22.8 million for the three and nine months ended September 30, 2020, respectively.

The total compensation cost not yet recognized related to non-vested awards as of September 30, 2021 was $29.6 million, which is expected to be recognized over a weighted-average period of 2.1 years through October 2023.

Restricted stock awards

During the nine months ended September 30, 2021, a total of 4.1 million RSAs were granted. RSAs generally vest in equal annual installments over a three-year period subject to the participants' continued employment with the Company. The weighted average grant date fair value of RSAs granted during the nine months ended September 30, 2021 was $5.29.

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

The Rights Agreement will continue in effect until April 5, 2023. The Board has the ability to terminate the plan if it determines that doing so would be in the best interest of the Company’s stockholders. The rights may also expire at an earlier date if certain events occur, as described more fully in the Rights Agreement filed by the Company with the Securities and Exchange Commission.

Preferred stock

The Company has authorized 300,000 shares of preferred stock, par value $0.01 per share, issuable in one or more series designated by the Board, of which 150,000 shares have been designated as Series A Junior Participating Preferred Stock, none of which are outstanding. There were no issuances of preferred stock during the nine months ended September 30, 2021.

Accumulated other comprehensive income (loss)

The following tables summarize the components of, and the changes in, Accumulated other comprehensive income (loss), net of tax for the nine months ended September 30, 2021 and 2020:

	Nine months ended September 30, 2021			Nine months ended September 30, 2020
In thousands	Pension and Postretirement Plans	Foreign Currency Translation	Total	Pension and Postretirement Plans	Foreign Currency Translation	Total
Beginning balance	$40,441	$9,732	$50,173	$936	$7,266	$8,202
Other comprehensive income (loss) before reclassifications	93	(700)	(607)	(5,675)	(8,908)	(14,583)
Amounts reclassified from accumulated other comprehensive income (loss)(a)(b)	29	—	29	(30)	—	(30)
Net current period other comprehensive income (loss), net of taxes	122	(700)	(578)	(5,705)	(8,908)	(14,613)
Ending balance	$40,563	$9,032	$49,595	$(4,769)	$(1,642)	$(6,411)
(a)This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost. See Note 8 — Pensions and other postretirement benefit plans.
(b)Amounts reclassified from accumulated other comprehensive loss are recorded net of tax impacts of $11 thousand and $6 thousand for the nine months ended September 30, 2021 and 2020, respectively.

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

As of September 30, 2021 and December 31, 2020, assets and liabilities recorded at fair value and measured on a recurring basis primarily consist of pension plan assets. As permitted by U.S. GAAP, we use net asset values ("NAV") as a practical expedient to determine the fair value of certain investments. These investments measured at NAV have not been classified in the fair value hierarchy.

The 5-Year Term Loan was recorded at carrying value, which approximates fair value in the condensed consolidated balance sheets and was classified as Level 2. Refer to additional discussion regarding fair value of the 2027 Notes in Note 7 — Debt.

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). Assets held for sale (Level 3) are measured on a nonrecurring basis and are evaluated using executed purchase agreements, letters of intent or third-party valuation analyses when certain circumstances arise. Assets held for sale totaled $21.7 million as of September 30, 2021 and $14.7 million as of December 31, 2020. The Company performs its annual goodwill and indefinite-lived intangible impairment assessment during the second quarter of the year. Any resulting asset impairment would require that the asset be recorded at its fair value. The resulting fair value measurements of the assets are considered to be Level 3 measurements. Refer to Note 5 — Goodwill and intangible assets for additional discussion regarding the annual impairment assessment.

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

We are also defendants in judicial and administrative proceedings involving matters incidental to our business. Although the Company is unable to predict with certainty the eventual outcome of any litigation, regulatory investigation or inquiry, in the opinion of management, the Company does not expect its current and any threatened legal proceedings to have a material adverse effect on the Company’s business, financial position or consolidated results of operations. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on the Company’s financial results.

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

NOTE 13 — Segment reporting

We define our reportable segments based on the way the Chief Operating Decision Maker ("CODM"), which is our Chief Executive Officer, manages the operations for purposes of allocating resources and assessing performance. Our reportable segments include the following:

•Publishing is comprised of our portfolio of local, regional, national, and international newspaper publishers. The results of this segment include Advertising and marketing services revenues from local, classified, and national advertising across multiple platforms, including print, online, mobile, and tablet as well as niche publications, Circulation revenues from home delivery, digital distribution and single copy sales of our publications, and Other revenues, mainly from commercial printing, distribution arrangements, revenues from our events business, digital content syndication and affiliate revenues, and third-party newsprint sales. The Publishing reportable segment is an aggregation of two operating segments: Domestic Publishing and U.K. Publishing.
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

The CODM uses Adjusted EBITDA, Adjusted EBITDA margin, and Adjusted Net income (loss) attributable to Gannett to evaluate the performance of the segments and allocate resources. Adjusted EBITDA, Adjusted EBITDA margin, and Adjusted Net income (loss) attributable to Gannett are non-GAAP financial performance measures we believe offer a useful view of the overall operation of our businesses and may be different than similarly-titled measures used by other companies. We define Adjusted EBITDA as Net income (loss) attributable to Gannett before (1) Income tax expense (benefit), (2) Interest expense, (3) Gains or losses on the early extinguishment of debt, (4) Non-operating pension income (expense), (5) Loss on convertible notes derivative, (6) Depreciation and amortization, (7) Integration and reorganization costs, (8) Other operating expenses, including third-party debt expenses and acquisition costs, (9) Asset impairments, (10) Goodwill and intangible impairments, (11) Gains or losses on the sale or disposal of assets, (12) Share-based compensation, and (13) certain other non-recurring charges, including gains or losses on the sale of investments. We define Adjusted EBITDA margin as Adjusted EBITDA divided by total Operating revenues. We define Adjusted Net income (loss) attributable to Gannett before (1) Gains or losses on the early extinguishment of debt, (2) Loss on convertible notes derivative, (3) Integration and reorganization costs, (4) Other operating expenses, including third-party debt expenses and acquisition costs, (5) Asset impairments, (6) Goodwill and intangibles impairments, (7) Gains or losses on the sale or disposal of assets, (8) Gains or losses on the sale of investments, and (9) the tax impact of the above items.

Management considers Adjusted EBITDA, Adjusted EBITDA margin, and Adjusted Net income (loss) attributable to Gannett to be the appropriate metrics to evaluate and compare the ongoing operating performance of our segments on a consistent basis across reporting periods as it eliminates the effect of items which we do not believe are indicative of each segment's core operating performance.

The following tables present our segment information:

	Three months ended September 30, 2021
In thousands	Publishing	Digital Marketing Solutions	Corporate and other	Intersegment Eliminations	Consolidated
Advertising and marketing services - external sales	$294,742	$116,771	$507	$—	$412,020
Advertising and marketing services - intersegment sales	34,042	—	—	(34,042)	—
Circulation	306,698	—	4	—	306,702
Other	80,325	—	1,138	—	81,463
Total operating revenues	$715,807	$116,771	$1,649	$(34,042)	$800,185

Adjusted EBITDA (non-GAAP basis)	$101,001	$15,024	$(13,958)	$—	$102,067

	Three months ended September 30, 2020
In thousands	Publishing	Digital Marketing Solutions	Corporate and other	Intersegment Eliminations	Consolidated
Advertising and marketing services - external sales	$303,646	$100,807	$774	$—	$405,227
Advertising and marketing services - intersegment sales	25,862	—	—	(25,862)	—
Circulation	336,152	—	6	—	336,158
Other	66,566	4,636	1,952	—	73,154
Total operating revenues	$732,226	$105,443	$2,732	$(25,862)	$814,539

Adjusted EBITDA (non-GAAP basis)	$108,752	$4,177	$(24,949)	$—	$87,980

	Nine months ended September 30, 2021
In thousands	Publishing	Digital Marketing Solutions	Corporate and other	Intersegment Eliminations	Consolidated
Advertising and marketing services - external sales	$890,665	$328,184	$1,638	$—	$1,220,487
Advertising and marketing services - intersegment sales	93,910	—	—	(93,910)	—
Circulation	942,392	—	6	—	942,398
Other	212,970	905	4,784	—	218,659
Total operating revenues	$2,139,937	$329,089	$6,428	$(93,910)	$2,381,544

Adjusted EBITDA (non-GAAP basis)	$317,398	$36,725	$(35,822)	$—	$318,301

	Nine months ended September 30, 2020
In thousands	Publishing	Digital Marketing Solutions	Corporate and other	Intersegment Eliminations	Consolidated
Advertising and marketing services - external sales	$939,923	$306,899	$2,334	$—	$1,249,156
Advertising and marketing services - intersegment sales	85,472	—	—	(85,472)	—
Circulation	1,053,518	—	10	—	1,053,528
Other	207,355	14,388	5,796	—	227,539
Total operating revenues	$2,286,268	$321,287	$8,140	$(85,472)	$2,530,223

Adjusted EBITDA (non-GAAP basis)	$311,767	$14,847	$(61,548)	$—	$265,066

The table below shows the reconciliation of Net income (loss) attributable to Gannett to Adjusted EBITDA and Net income (loss) attributable to Gannett margin to Adjusted EBITDA margin:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2021	2020	2021	2020
Net income (loss) attributable to Gannett	$14,687	$(31,260)	$(112,514)	$(548,305)
Provision (benefit) for income taxes	2,984	3,098	11,567	(22,200)
Interest expense	34,603	58,063	109,370	173,890
Loss on early extinguishment of debt	3,761	476	25,996	1,650
Non-operating pension income	(23,860)	(18,334)	(71,644)	(54,433)
Loss on convertible notes derivative	—	—	126,600	—
Depreciation and amortization	48,107	61,355	154,452	205,706
Integration and reorganization costs	13,619	13,417	35,467	73,978
Other operating expenses	4	1,913	11,354	10,261
Asset impairments	2,301	1,585	3,134	8,444
Goodwill and intangible impairments	—	—	—	393,446
(Gain) loss on sale or disposal of assets, net	(833)	795	9,206	1,540
Share-based compensation expense	4,602	3,844	13,804	22,812
Other items	2,092	(6,972)	1,509	(1,723)
Adjusted EBITDA (non-GAAP basis)	$102,067	$87,980	$318,301	$265,066
Net income (loss) attributable to Gannett margin	1.8%	(3.8)%	(4.7)%	(21.7)%
Adjusted EBITDA margin (non-GAAP basis)	12.8%	10.8%	13.4%	10.5%

The table below shows the reconciliation of Net income (loss) attributable to Gannett to Adjusted Net income (loss) attributable to Gannett:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2021	2020	2021	2020
Net income (loss) attributable to Gannett	$14,687	$(31,260)	$(112,514)	$(548,305)
Loss on early extinguishment of debt	3,761	476	25,996	1,650
Loss on convertible notes derivative	—	—	126,600	—
Integration and reorganization costs	13,619	13,417	35,467	73,978
Other operating expenses	4	1,913	11,354	10,261
Asset impairments	2,301	1,585	3,134	8,444
Goodwill and intangible impairments	—	—	—	393,446
(Gain) loss on sale or disposal of assets, net	(833)	795	9,206	1,540
Gain on sale of investments	—	(7,800)	—	(7,995)
Subtotal	33,539	(20,874)	99,243	(66,981)
Tax impact of above items	(7,033)	(25,449)	(28,042)	(61,364)
Adjusted Net income (loss) attributable to Gannett (non-GAAP basis)	$26,506	$(46,323)	$71,201	$(128,345)

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

The following table presents a reconciliation of cash, cash equivalents and restricted cash:

	September 30,
In thousands	2021	2020
Cash and cash equivalents	$141,302	$188,960
Restricted cash included in other current assets	4,845	10,796
Restricted cash included in investments and other assets	21,267	24,177
Total cash, cash equivalents and restricted cash	$167,414	$223,933

Supplemental cash flow information

The following table presents supplemental cash flow information, including non-cash investing and financing activities:

	Nine months ended September 30,
In thousands	2021	2020
Net cash refund for taxes	$(9,031)	$(4,510)
Cash paid for interest	80,280	176,402
Non-cash investing and financing activities:
Accrued capital expenditures	$2,836	$758

Accounts payable and accrued liabilities

A breakout of Accounts payable and accrued liabilities is presented below:

In thousands	September 30, 2021	December 31, 2020
Accounts payable	$134,805	$131,797
Compensation	108,444	115,061
Taxes (primarily property and sales taxes)	29,104	30,834
Benefits	23,031	22,821
Interest	10,012	3,676
Other	51,928	74,057
Accounts payable and accrued liabilities	$357,324	$378,246

NOTE 15 — Subsequent events

Debt Refinancing

On October 15, 2021, Gannett Holdings, a wholly-owned subsidiary of the Company, entered into a five-year senior secured term loan facility in an aggregate principal amount of $516 million (the "New Senior Secured Term Loan"). Also, on October 15, 2021, Gannett Holdings completed a private offering of $400 million aggregate principal amount of 6.00% first lien notes due November 1, 2026 (the "2026 Senior Notes"). The proceeds of the New Senior Secured Term Loan, together with the net proceeds from the 2026 Senior Notes were applied towards the full repayment of the 5-Year Term Loan.

The 2026 Senior Notes were issued pursuant to an Indenture, dated October 15, 2021 (the "2026 Senior Notes Indenture"), among Gannett Holdings, the Company, the guarantors party thereto, U.S. Bank National Association, as trustee, U.S. Bank National Association, as collateral agent, and U.S. Bank National Association, as registrar, paying agent and authenticating agent. Interest on the 2026 Senior Notes is payable semi-annually.

Loans under the New Senior Secured Term Loan bear interest at a per annum rate equal to LIBOR (which shall not be less than 0.50% per annum) plus a margin of 5.00% or an alternate base rate plus a margin equal to 4.00% per annum (which shall not be less than 1.50% per annum). The New Senior Secured Term Loan contains usual and customary covenants for credit facilities of this type that restrict, among other things, our ability to incur debt, grant liens, sell assets, and make investments and pay dividends, in each case with customary exceptions, including an exception that permits dividends and repurchases of outstanding junior debt or equity in (i) an amount of up to $25 million per fiscal quarter if the ratio of debt secured on an equal basis with the New Senior Secured Term Loan to EBITDA (as defined in the New Senior Secured Term Loan) of the Company and its restricted subsidiaries (the "First Lien Net Leverage Ratio") for such fiscal quarter is equal to or less than 2.00 to 1.00, (ii) an amount of up to $50 million per fiscal quarter if the First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 1.50 to 1.00 and (iii) an unlimited amount if First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 1.00 to 1.00. All obligations under the New Senior Secured Term Loan are secured by all or substantially all of the assets of the Company and the wholly-owned domestic subsidiaries of the Company (the "Guarantors"). The obligations of Gannett Holdings under the New Senior Secured Term Loan are guaranteed on a senior secured basis by the Company and the Guarantors.

As of the closing of these transactions on October 15, 2021, total debt outstanding was $1.416 billion, which included the (i) $516 million New Senior Secured Term Loan, (ii) $400 million of 2026 Senior Notes, (iii) $497.1 million of 2027 Notes and (iv) $3.3 million of 2024 Notes.

The 5-Year Term Loan was repaid using the proceeds from the 2026 Senior Notes and the New Senior Secured Term Loan. As a result of the debt refinancing in October 2021, we estimate that we will recognize a loss on the early extinguishment of the 5-Year Term Loan and other fees of approximately $31.2 million during the fourth quarter of 2021.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations and quantitative and qualitative disclosures should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission. Management's Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements that reflect our plans, estimates, and beliefs, all of which are based on our current expectations and could be affected by certain uncertainties, risks, and other factors described under Cautionary Note Regarding Forward-Looking Statements, Risk Factors, and elsewhere throughout this Quarterly Report, as well as the factors described in our Annual Report on Form 10-K for the year ended December 31, 2020, and subsequent periodic reports filed with the Securities and Exchange Commission, particularly under "Risk Factors." Our actual results could differ materially from those discussed in the forward-looking statements.

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
•Consumers are looking for experience-based, emotional connections and communities. USA TODAY NETWORK Ventures was designed to celebrate local communities and create opportunities for meaningful in-person and virtual experiences. However, the COVID-19 pandemic has temporarily negatively impacted our ability to secure necessary permitting for in-person events and consumers' desire to attend or participate in live events.
•Digital consumer engagement has declined in comparison to such engagement at the height of the COVID-19 pandemic in the second quarter of 2020, as consumers have resumed certain pre-pandemic activities. In addition, the overall news cycle, specifically political coverage, has also slowed, driving less consumer engagement to our sites.
•Newsprint availability is constrained due to manufacturing facility closures and conversions to specialty paper and packaging grades. Further, transportation and other issues are challenging supplier deliveries, including delays, and are expected to worsen with increased seasonal demand associated with the holidays in the fourth quarter. Additionally, inflationary pressures are impacting the overall cost of newsprint and delivery services.

Recent Developments

Debt Refinancing

On October 15, 2021, Gannett Holdings LLC ("Gannett Holdings"), our wholly-owned subsidiary, entered into a five-year senior secured term loan facility in an aggregate principal amount of $516 million (the "New Senior Secured Term Loan"). Also on October 15, 2021, Gannett Holdings completed a private offering of $400 million aggregate principal amount of 6.00% first lien notes due November 1, 2026 (the "2026 Senior Notes"). The proceeds of the New Senior Secured Term Loan, together with the net proceeds from the 2026 Senior Notes were applied towards the full repayment of our five-year, senior-secured term loan facility (the "5-Year Term Loan"). Please see the disclosure below under "Liquidity and Capital Resources - Debt Refinancing" and Note 15 — Subsequent events for further information regarding the debt refinancing.

Certain matters affecting comparability

The following items affect period-over-period comparisons from 2020 and will continue to affect period-over-period comparisons for future results:

Reclassifications

Certain amounts in the prior period condensed consolidated financial statements have been reclassified to conform to the current year presentation. In the fourth quarter of 2020, we re-aligned the breakout of the Publishing segment's Circulation revenues related to Digital-only circulation. As a result of this updated presentation, Print circulation revenues increased and Digital-only circulation revenues decreased $3.2 million and $10.7 million for the three and nine months ended September 30, 2020, respectively. There was no impact on reported total Publishing segment or consolidated Circulation revenues.

2027 Notes

At the Special Meeting of stockholders of the Company held on February 26, 2021 (the "Special Meeting"), our stockholders approved the issuance of the maximum number of shares of Common Stock issuable upon conversion of the 6.0%

Senior Secured Convertible Notes due 2027 (the "2027 Notes"). As a result, the conversion option can be share-settled in full and qualified for equity classification. Upon reclassification, the conversion feature was adjusted to fair value as of the stockholder approval date and the increase in the fair value resulted in a non-cash loss of $126.6 million due primarily to an increase in our stock price from December 31, 2020. The non-cash loss was recorded in Non-operating expense in the condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2021. As of September 30, 2021, the deferred tax asset related to the embedded conversion feature of the 2027 Notes was reclassified to Equity as a reduction to Additional paid-in-capital and reduced the carrying amount of the equity component of the 2027 Notes to $283.7 million.

Integration and reorganization costs

For the three and nine months ended September 30, 2021, we incurred Integration and reorganization costs of $13.6 million and $35.5 million, respectively, including $2.7 million and $10.9 million, respectively, related to severance activities and $11.0 million and $24.6 million, respectively, related to other costs, including those for the purpose of consolidating operations, systems implementation, and outsourcing of corporate functions.

For the three and nine months ended September 30, 2021, we ceased operations of four and 14 printing operations, respectively, as part of the synergy and ongoing cost reduction programs. As a result, we recognized accelerated depreciation of $1.1 million and $11.4 million during the three and nine months ended September 30, 2021, respectively.

For the three and nine months ended September 30, 2020, we incurred Integration and reorganization costs of $13.4 million and $74.0 million, respectively, including $7.3 million and $54.8 million, respectively, related to severance activities and $6.1 million and $19.2 million, respectively, related to other costs, including those for the purpose of consolidating operations.

For the three and nine months ended September 30, 2020, we ceased operations of 11 and 35 printing operations, respectively, as part of the ongoing cost reduction programs. As a result, we recognized accelerated depreciation of $9.3 million and $45.0 million during the three and nine months ended September 30, 2020, respectively.

Goodwill and intangible impairment

There were no goodwill and intangible impairments incurred for the three and nine months ended September 30, 2021.

There were no goodwill and intangible impairments incurred for the three months ended September 30, 2020. For the nine months ended September 30, 2020, we incurred goodwill and intangible impairments of $393.4 million, primarily due to the impact of the COVID-19 pandemic on our operations.

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

Driving digital marketing services growth by engaging more clients in a subscriber relationship

We have now achieved significant digital scale, with unique reach at both the national and local community levels. We expect to leverage our integrated sales structure and lead generation strategy to continue to aggressively expand our digital marketing services business into our local markets, both domestically and internationally. Given our extensive client base and volume of digital campaigns, we will also use data and insights to inform new and dynamic advertising products that we believe will deliver superior results.

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

Prioritizing investments into growth businesses that have significant potential and support our vision

By leveraging our unique footprint, trusted brands, and media reach, we identify, experiment, and invest in potential growth businesses. USA TODAY NETWORK Ventures is a strong example of one such experiment that has grown significantly since its founding in 2015. During 2020, USA TODAY NETWORK Ventures was able to successfully pivot to holding its events virtually, hosting over 250 events. This success has continued in 2021, with over 160 events held through the end of the third quarter of 2021. While live events have resumed in 2021, the majority of events remain virtual. In addition, in connection with our company-wide priority to explore online gaming, in July 2021, we entered into an exclusive agreement with Tipico USA Technology, Inc. ("Tipico"), a U.S.-based subsidiary of European-based Tipico Group of Companies, the leading sports betting provider in Germany, utilizing their Tipico Sportsbook brand.

Impacts of the COVID-19 pandemic

As a result of the COVID-19 pandemic, we experienced a significant decline in Advertising and marketing services revenues, which accelerated the secular declines that we continue to experience. In addition, we continue to experience constraints on the sales of single copy newspapers, largely tied to business travel and in-person events. While we have seen operating trends improve since the second quarter of 2020, which represents the quarter that was most significantly impacted by the pandemic, we expect that the COVID-19 pandemic will continue to have a negative impact on our business and results of operations in the near-term, including lower revenues associated with events and lower sales of single copy newspapers, largely as a result of reduced business travel. If the COVID-19 pandemic were to revert to conditions that existed during 2020, including measures to help mitigate and control the spread of the virus, we would expect to experience further negative impacts in Advertising and marketing services revenues and Circulation revenues.

We have implemented, and continue to implement, measures to reduce costs and preserve cash flow. These measures include, evaluating and applying for all governmental relief programs for which we are eligible, including the Paycheck

Protection Program ("PPP"), suspending our quarterly dividend, and debt refinancing, as well as reducing discretionary spending. In addition, we are continuing with our previously-disclosed plan to monetize non-core assets.

In connection with the CARES Act, the Company received PPP funding in support of certain of our locations that were meaningfully affected by the COVID-19 pandemic totaling $16.4 million, which was included in Operating activities in the condensed consolidated statements of cash flows for the nine months ended September 30, 2021. As permitted under the CARES Act, during the third quarter of 2021, the Company received forgiveness of such loans totaling $15.1 million, which was recognized in earnings in the condensed consolidated statements of operations and comprehensive income (loss) as an offset to Operating costs of $11.1 million and Selling, general, and administrative expenses of $4.0 million. As of September 30, 2021, the remaining PPP loans of $1.3 million were included in Other long-term liabilities in the condensed consolidated balance sheets. Management has applied for forgiveness of the remaining PPP loans in accordance with applicable guidelines. Interest expense related to PPP funding was immaterial for the three and nine months ended September 30, 2021.
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

RESULTS OF OPERATIONS

Consolidated Summary

A summary of our segment results is presented below:

	Three months ended September 30,				Nine months ended September 30,
In thousands, except per share amounts			Change				Change
	2021	2020	$	%	2021	2020	$	%
Operating revenues:
Publishing	$715,807	$732,226	$(16,419)	(2)%	$2,139,937	$2,286,268	$(146,331)	(6)%
Digital Marketing Solutions	116,771	105,443	11,328	11%	329,089	321,287	7,802	2%
Corporate and other	1,649	2,732	(1,083)	(40)%	6,428	8,140	(1,712)	(21)%
Intersegment eliminations	(34,042)	(25,862)	(8,180)	32%	(93,910)	(85,472)	(8,438)	10%
Total operating revenues	800,185	814,539	(14,354)	(2)%	2,381,544	2,530,223	(148,679)	(6)%
Operating expenses:
Publishing	657,561	684,788	(27,227)	(4)%	1,969,046	2,560,811	(591,765)	(23)%
Digital Marketing Solutions	110,573	109,209	1,364	1%	316,712	372,341	(55,629)	(15)%
Corporate and other	34,991	44,924	(9,933)	(22)%	105,208	148,509	(43,301)	(29)%
Intersegment eliminations	(34,042)	(25,862)	(8,180)	32%	(93,910)	(85,472)	(8,438)	10%
Total operating expenses	769,083	813,059	(43,976)	(5)%	2,297,056	2,996,189	(699,133)	(23)%
Operating income (loss)	31,102	1,480	29,622	***	84,488	(465,966)	550,454	***
Non-operating expenses, net	13,573	29,830	(16,257)	(54)%	186,368	106,119	80,249	76%
Income (loss) before income taxes	17,529	(28,350)	45,879	***	(101,880)	(572,085)	470,205	(82)%
Provision (benefit) for income taxes	2,984	3,098	(114)	(4)%	11,567	(22,200)	33,767	***
Net income (loss)	14,545	(31,448)	45,993	***	(113,447)	(549,885)	436,438	(79)%
Net loss attributable to redeemable noncontrolling interests	(142)	(188)	46	(24)%	(933)	(1,580)	647	(41)%
Net income (loss) attributable to Gannett	$14,687	$(31,260)	$45,947	***	$(112,514)	$(548,305)	$435,791	(79)%
Income (loss) per share attributable to Gannett - basic	$0.11	$(0.24)	$0.35	***	$(0.84)	$(4.17)	$3.33	(80)%
Income (loss) per share attributable to Gannett - diluted	$0.09	$(0.24)	$0.33	***	$(0.84)	$(4.17)	$3.33	(80)%
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

Operating revenues

Total Operating revenues were $800.2 million and $2.382 billion for three and nine months ended September 30, 2021, respectively, a decrease of $14.4 million and $148.7 million, respectively, compared to the three and nine months ended September 30, 2020, for the reasons described below.

For the Publishing segment, Operating revenues decreased $16.4 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, reflecting lower Circulation revenues of $29.5 million offset by higher Other revenues of $13.8 million. Advertising and marketing services revenues remained essentially flat for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, reflecting lower print revenues offset by higher digital revenues. For the nine months ended September 30, 2021, Operating revenues decreased $146.3 million compared to the nine months ended September 30, 2020 due to lower Circulation revenues of $111.1 million and lower Advertising and marketing services revenues of $40.8 million, partially offset by higher Other revenues of $5.6 million. Advertising and marketing services revenues are generated by the sale of local, national, and classified print advertising products, digital advertising offerings such as digital classified advertisements, digital media such as display advertisements run on our platforms as well as third-party sites, and digital marketing services delivered by our DMS segment. Circulation revenues are derived from home delivery, digital distribution and single copy sales of our publications. Other revenues are derived mainly from commercial printing, distribution arrangements, revenues from our events business, digital content syndication and affiliate revenues and third-party newsprint sales.

For the DMS segment, Operating revenues increased $11.3 million and $7.8 million for the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020, reflecting higher Advertising and marketing services revenues of $16.0 million and $21.3 million, respectively, partially offset by lower Other revenues of $4.6 million and $13.5 million, respectively. Our DMS segment generates Advertising and marketing services revenues through multiple services, including search advertising, display advertising, search optimization, social media, website development, web presence products, customer relationship management, and software-as-a-service solutions.

Operating expenses

Total Operating expenses were $769.1 million and $2.297 billion for the three and nine months ended September 30, 2021, respectively, a decrease of $44.0 million and $699.1 million compared to the three and nine months ended September 30, 2020, respectively. Operating expenses consist primarily of the following:

•Operating costs include labor, newsprint and delivery costs for the Publishing segment and the cost of online media acquired from third parties and costs to manage and operate our marketing solutions and technology infrastructure for the DMS segment;
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

For the three months ended September 30, 2021, Operating expenses at our Publishing segment decreased $27.2 million compared to the three months ended September 30, 2020, reflecting a decrease in Operating costs of $10.7 million, a decrease in Depreciation and amortization of $16.6 million, a decrease in Integration and reorganization costs of $1.6 million and a decrease in Loss on the sale or disposal of assets of $2.8 million, partially offset by an increase in Selling, general and administrative expenses of $3.0 million and an increase in Asset impairments of $1.4 million. For the nine months ended September 30, 2021, Operating expenses at our Publishing segment decreased $591.8 million compared to the nine months ended September 30, 2020, reflecting a decrease in Operating costs of $104.5 million, a decrease in Selling, general and administrative expenses of $51.7 million, a decrease in Depreciation and amortization of $57.3 million, a decrease in Integration and reorganization costs of $28.4 million, a decrease in Asset impairments of $4.6 million and a decrease in Goodwill and intangible impairments of $352.9 million, partially offset by an increase in Loss on the sale or disposal of assets of $7.7 million.

For the three months ended September 30, 2021, Operating expenses at our DMS segment increased $1.4 million compared to the three months ended September 30, 2020, reflecting an increase in Operating costs of $9.2 million and an increase in Depreciation and amortization of $1.2 million, partially offset by a decrease in Selling, general and administrative expenses of $8.9 million. For the nine months ended September 30, 2021, Operating expenses at our DMS segment decreased $55.6 million compared to the nine months ended September 30, 2020, reflecting a decrease in Selling, general and administrative expenses of $31.9 million, a decrease in Goodwill and intangible impairments of $40.5 million and a decrease in Integration and reorganization costs of $4.3 million, partially offset by an increase in Operating costs of $16.4 million and an increase in Depreciation and amortization of $5.6 million.

For the three months ended September 30, 2021, Operating expenses at Corporate and other decreased $9.9 million compared to the three months ended September 30, 2020, reflecting a decrease in Selling, general and administrative expenses of $11.2 million, a decrease in Other operating expenses of $1.9 million and a decrease in Operating costs of $1.4 million, partially offset by an increase in Depreciation and amortization of $2.2 million and an increase Integration and reorganization costs of $2.1 million. For the nine months ended September 30, 2021, Operating expenses at Corporate and other decreased $43.3 million compared to the nine months ended September 30, 2020, due to a decrease in Selling, general and administrative expenses of $36.0 million, a decrease in Integration and reorganization costs of $5.8 million and a decrease in Operating costs of $3.3 million, partially offset by an increase in Other operating expenses of $1.1 million and an increase in Depreciation and amortization of $0.5 million.

Refer to the discussion of segment results below for further information.

Non-operating (income) expense

Interest expense: For the three and nine months ended September 30, 2021, Interest expense was $34.6 million and $109.4 million, respectively, compared to $58.1 million and $173.9 million for the three and nine months ended September 30, 2020, respectively. The decrease in interest expense for the three and nine months ended September 30, 2021 was mainly due to a lower effective interest rate driven by the refinancing of our five-year, senior-secured 11.5% term loan facility with Apollo Capital Management, L.P. (the "Acquisition Term Loan") in the first quarter of 2021 and a lower debt balance compared to the same period in 2020.

Loss on early extinguishment of debt: For the three and nine months ended September 30, 2021, Loss on early extinguishment of debt was $3.8 million and $26.0 million, respectively. For the three and nine months ended September 30, 2020, Loss on early extinguishment of debt was $0.5 million and $1.7 million, respectively. The increase in loss for the three months ended September 30, 2021 was mainly due to early prepayments on the 5-Year Term Loan. The increase in loss for the nine months ended September 30, 2021 was mainly due to the payoff of the Acquisition Term Loan in the first quarter of 2021.

Non-operating pension income: For the three and nine months ended September 30, 2021, Non-operating pension income was $23.9 million and $71.6 million, respectively, compared to $18.3 million and $54.4 million for the three and nine months ended September 30, 2020, respectively. The increase in non-operating pension income for the three and nine months ended September 30, 2021 was primarily due to an increase in the expected return on plan assets held by the Gannett Retirement Plan and lower interest costs on benefit obligations.

Loss on convertible notes derivative: For the nine months ended September 30, 2021, Loss on convertible notes derivative was $126.6 million, due to the increase in the fair value of the derivative liability as a result of the increase in the Company's stock price.

Other non-operating income, net: Other non-operating income, net consisted of certain items that fall outside of our normal business operations. For the three and nine months ended September 30, 2021, Other non-operating income, net was $0.9 million and $4.0 million, respectively, compared to $10.4 million and $15.0 million for the three and nine months ended September 30, 2020, respectively. The decrease in Other non-operating income, net for the three and nine months ended September 30, 2021 was primarily due to a gain on disposal of a cost method investment held by the DMS segment during the third quarter of 2020.

Provision (benefit) for income taxes

The following table summarizes our pre-tax net income (loss) before income taxes and income tax accounts:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2021	2020	2021	2020
Income (loss) before income taxes	$17,529	$(28,350)	$(101,880)	$(572,085)
Provision (benefit) for income taxes	2,984	3,098	11,567	(22,200)
Effective tax rate	17.0%	***	(11.4)%	3.9%
*** Indicates an absolute value percentage change greater than 100.

The provision for income taxes for the three months ended September 30, 2021 was mainly driven by pre-tax income and is impacted by forgiveness of PPP loans during the quarter. For federal tax purposes, book income from forgiven loans is not included in taxable income, and expenses paid utilizing the loan proceeds can be deducted. The impact of PPP loan forgiveness is partially offset by the creation of valuation allowances on non-deductible interest expense carryforwards. The provision was calculated using the estimated annual effective tax rate of 77.7%. The annual effective tax rate is principally impacted by the derivative revaluation, which is non-deductible for federal tax purposes, and the creation of valuation allowances on non-deductible interest expense carryforwards. The estimated annual effective tax rate is based on a projected tax expense for the full year.

The tax provision for the nine months ended September 30, 2021 was mainly driven by the pre-tax net loss generated during the first quarter of 2021. The tax provision is impacted by the derivative revaluation, which is nondeductible for federal tax purposes, the creation of valuation allowances on non-deductible interest expense carryforwards, and PPP loan forgiveness, in combination with state income tax and foreign tax expense.

During the three months ended June 30, 2021, we reclassified $32.5 million (tax effected) in connection with the retirement of the deferred tax asset related to the embedded conversion feature associated with the 2027 Notes. The retirement of the deferred tax asset resulted from the reclassification of the embedded conversion feature from a derivative liability to Equity as a reduction to Additional paid-in-capital during the first quarter of 2021. See Note 7 - Debt for additional information about the 2027 Notes.

The provision for income taxes for the three months ended September 30, 2020 was mainly impacted by a reduction in the year to date tax benefit as a result of a lower projected annualized effected tax rate. The provision for income taxes for the three months ended September 30, 2020 was calculated using the estimated annual effective tax rate of 6.2%. The estimated annual effective tax rate is based on a projected tax benefit for the full year. The tax benefit for the nine months ended September 30, 2020 is lower than the 21% statutory federal rate due to the impact of non-deductible asset impairments, non-deductible officers’ compensation, and the creation of valuation allowances on non-deductible interest expense carryforwards and capital losses.

Several economic relief bills have been enacted into law in response to the COVID-19 pandemic. We continue to monitor the applicability of federal and state legislation to the Company, as well as regulatory interpretations of enacted legislation that provide economic relief in response to the pandemic, and expect to utilize these provisions as we determine necessary or desirable.
Net income (loss) attributable to Gannett and diluted income (loss) per share attributable to Gannett

For the three months ended September 30, 2021, Net income attributable to Gannett and diluted income per share attributable to Gannett were $14.7 million and $0.09, respectively, compared to Net loss attributable to Gannett and diluted loss per share attributable to Gannett of $31.3 million and $0.24, respectively, for the three months ended September 30, 2020. For the nine months ended September 30, 2021, Net loss attributable to Gannett and diluted loss per share attributable to Gannett were $112.5 million and $0.84, respectively, compared to $548.3 million and $4.17, respectively, for the nine months ended September 30, 2020. The change for the three and nine months ended September 30, 2021 reflects the various items discussed above.

Publishing segment

A summary of our Publishing segment results is presented below:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2021	2020	$	%	2021	2020	$	%
Operating revenues:
Advertising and marketing services	$328,784	$329,508	$(724)	—%	$984,575	$1,025,396	$(40,821)	(4)%
Circulation	306,698	336,152	(29,454)	(9)%	942,392	1,053,517	(111,125)	(11)%
Other	80,325	66,566	13,759	21%	212,970	207,355	5,615	3%
Total operating revenues	715,807	732,226	(16,419)	(2)%	2,139,937	2,286,268	(146,331)	(6)%
Operating expenses:
Operating costs	427,887	438,588	(10,701)	(2)%	1,285,904	1,390,366	(104,462)	(8)%
Selling, general and administrative expenses	189,032	186,000	3,032	2%	541,165	592,856	(51,691)	(9)%
Depreciation and amortization	35,861	52,481	(16,620)	(32)%	118,664	175,990	(57,326)	(33)%
Integration and reorganization costs	3,512	5,120	(1,608)	(31)%	10,641	39,049	(28,408)	(73)%
Asset impairments	2,301	868	1,433	***	3,134	7,727	(4,593)	(59)%
Goodwill and intangible impairments	—	—	—	—%	—	352,947	(352,947)	(100)%
(Gain) loss on sale or disposal of assets, net	(1,032)	1,731	(2,763)	***	9,538	1,876	7,662	***
Total operating expenses	657,561	684,788	(27,227)	(4)%	1,969,046	2,560,811	(591,765)	(23)%
Operating income (loss)	$58,246	$47,438	$10,808	23%	$170,891	$(274,543)	$445,434	***
*** Indicates an absolute value percentage change greater than 100.

Operating revenues

The following table provides the breakout of Operating revenues by category:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2021	2020	$	%	2021	2020	$	%
Local and national print	$118,292	$132,013	$(13,721)	(10)%	$363,291	$422,849	$(59,558)	(14)%
Classified print	71,752	76,210	(4,458)	(6)%	220,874	240,888	(20,014)	(8)%
Print advertising	190,044	208,223	(18,179)	(9)%	584,165	663,737	(79,572)	(12)%

Digital media	91,344	84,054	7,290	9%	265,450	235,865	29,585	13%
Digital marketing services	34,078	25,498	8,580	34%	95,652	79,677	15,975	20%
Digital classified	13,318	11,733	1,585	14%	39,308	46,117	(6,809)	(15)%
Digital advertising and marketing services	138,740	121,285	17,455	14%	400,410	361,659	38,751	11%

Advertising and marketing services	328,784	329,508	(724)	—%	984,575	1,025,396	(40,821)	(4)%

Print circulation	280,980	315,833	(34,853)	(11)%	869,489	1,000,210	(130,721)	(13)%
Digital-only circulation	25,718	20,319	5,399	27%	72,903	53,307	19,596	37%
Circulation	306,698	336,152	(29,454)	(9)%	942,392	1,053,517	(111,125)	(11)%

Other	80,325	66,566	13,759	21%	212,970	207,355	5,615	3%

Total operating revenues	$715,807	$732,226	$(16,419)	(2)%	$2,139,937	$2,286,268	$(146,331)	(6)%

For the three and nine months ended September 30, 2021, the overall decline in Print advertising revenues of $18.2 million and $79.6 million, respectively, was driven by secular industry trends impacting all categories and the absence of revenues related to a business we divested in the fourth quarter of 2020. For the three and nine months ended September 30, 2021, Local and national print advertising revenues decreased $13.7 million and $59.6 million, respectively, compared to the three and nine months ended September 30, 2020, primarily due to lower advertising volumes, including a decrease in advertiser inserts. For the three and nine months ended September 30, 2021, Classified print advertising revenues decreased $4.5 million and $20.0 million, respectively, compared to the three and nine months ended September 30, 2020, due to decreased spend in classified advertisements, including legal, real estate, and obituaries.

For the three months ended September 30, 2021, Digital advertising and marketing services revenues increased $17.5 million, due to an increase of $7.3 million in Digital media revenues, an increase of $8.6 million in Digital marketing services revenues, and an increase of $1.6 million in Digital classified revenues, compared to the three months ended September 30, 2020. For the nine months ended September 30, 2021, Digital advertising and marketing services revenues increased $38.8 million, due to an increase of $29.6 million in Digital media revenues and an increase of $16.0 million in Digital marketing services revenues, offset by a decrease of $6.8 million in Digital classified revenues compared to the nine months ended September 30, 2020. For the three and nine months ended September 30, 2021, the overall increase in Digital advertising and marketing services revenues was due to an increase in Digital media spend and Digital marketing services revenues as well as continued improvement in operating trends since the prior year impacts of the COVID-19 pandemic. The increase in Digital media revenues for the three and nine months ended September 30, 2021 was driven by a higher mix of premium media sold, including premium sports products, as well as an overall increase in rate across both owned and operated sites as well as third-party sites. The increase in Digital marketing services revenues for the three and nine months ended September 30, 2021 was due to higher average revenue per customer for digital marketing services sold primarily as a result of focusing on strategic initiatives across our local marketing sales force. The increase in Digital classified revenues for the three months ended September 30, 2021 was due to increased spend in obituaries, legal and employment advertisements. The decrease in Digital classified revenues for the nine months ended September 30, 2021 was due to reduced spend in automotive advertisements, partially offset by increased spend in employment advertisements.

For the three and nine months ended September 30, 2021, Print circulation revenues decreased $34.9 million and $130.7 million, respectively, compared to the three and nine months ended September 30, 2020, driven by a reduction in the volume of home delivery subscribers, a decline in single copy sales reflecting the overall secular trends impacting the industry, and the absence of revenues related to a business we divested in the fourth quarter of 2020, as well as the impact of the COVID-19 pandemic on business travel and overall consumer activity, partially offset by an increase in rate. For the three and nine months ended September 30, 2021, Digital-only circulation revenues increased $5.4 million and $19.6 million, respectively, compared to the three and nine months ended September 30, 2020, driven by an increase of 46% in paid digital-only subscribers, including those subscribers on introductory subscription offers, to approximately 1.543 million compared to the prior year.

For the three and nine months ended September 30, 2021, Other revenues increased $13.8 million and $5.6 million, respectively, compared to the three and nine months ended September 30, 2020, primarily due to an increase in digital content syndication volume, as well as commercial print growth in local markets driven by continued improvement in operating trends since the prior year impacts of the COVID-19 pandemic and customer retention, partially offset by the absence of revenues related to a business we divested in the fourth quarter of 2020. The growth in Other revenues for the nine months ended September 30, 2021 was negatively impacted by a decline in event revenues driven by the shift from in person events to virtual events as a result of the COVID-19 pandemic.

Operating expenses

For the three and nine months ended September 30, 2021, Operating costs decreased $10.7 million and $104.5 million, respectively, compared to the three and nine months ended September 30, 2020. The following table provides the breakout of the decrease in Operating costs:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2021	2020	$	%	2021	2020	$	%
Newsprint and ink	$26,176	$31,250	$(5,074)	(16)%	$78,160	$101,097	$(22,937)	(23)%
Distribution	112,884	99,189	13,695	14%	321,435	306,768	14,667	5%
Compensation and benefits	129,620	153,643	(24,023)	(16)%	414,513	478,996	(64,483)	(13)%
Outside services	90,428	87,574	2,854	3%	248,110	252,046	(3,936)	(2)%
Other	68,779	66,932	1,847	3%	223,686	251,459	(27,773)	(11)%
Total operating costs	$427,887	$438,588	$(10,701)	(2)%	$1,285,904	$1,390,366	$(104,462)	(8)%

For the three and nine months ended September 30, 2021, Newsprint and ink costs decreased $5.1 million and $22.9 million, respectively, compared to the three and nine months ended September 30, 2020, mainly due to lower print circulation driven by the decline in volume of home delivery and single copy sales. In addition, the decrease in Newsprint and ink costs for the nine months ended September 30, 2021 was also impacted by declines in print advertising volumes.

For the three and nine months ended September 30, 2021, Distribution costs increased $13.7 million and $14.7 million, respectively, compared to the three and nine months ended September 30, 2020, primarily driven by an increase in distribution postage, as well as activity in our commercial print business. In addition, the increase in Distribution costs for the nine months ended September 30, 2021 was offset by the decline in print circulation and print advertising volumes incurred in the first quarter of 2021.

For the three and nine months ended September 30, 2021, Compensation and benefits costs decreased $24.0 million and $64.5 million, respectively, compared to the three and nine months ended September 30, 2020, primarily due to a reduction in costs associated with ongoing integration efforts, including headcount reductions, as well as the benefit in 2021 of cost containment initiatives implemented in 2020 in connection with the COVID-19 pandemic and $11.1 million of PPP loan forgiveness, offset by the absence of the temporary reduction of expenses in the prior year, such as furloughs and wage reductions in response to the COVID-19 pandemic.

For the three months ended September 30, 2021, Outside services costs, which includes outside printing, professional services fulfilled by third parties, paid search and ad serving, feature services, and credit card fees, increased $2.9 million compared to the three months ended September 30, 2020, due to higher costs associated with the increase in Digital media and Digital marketing services revenues, including paid search fees and affiliate revenue share as well as other related costs, offset by a reduction in costs associated with ongoing integration efforts. For the nine months ended September 30, 2021, Outside services costs decreased $3.9 million compared to the nine months ended September 30, 2020, due to a reduction in costs associated with ongoing integration efforts and the benefit in 2021 of cost containment initiatives implemented in 2020 in connection with the COVID-19 pandemic, offset by higher costs associated with the increase in Digital media and Digital marketing services revenues.

For the three months ended September 30, 2021, Other costs, which primarily includes travel, and facility and equipment costs, increased $1.8 million compared to the three months ended September 30, 2020, due to an increase in travel costs in the period as travel began to resume after the height of the COVID-19 pandemic travel restrictions. For the nine months ended September 30, 2021, Other costs decreased $27.8 million compared to the nine months ended September 30, 2020, due to a reduction in costs associated with ongoing integration efforts and cost containment initiatives, including the consolidation of print facilities.

For the three and nine months ended September 30, 2021, Selling, general and administrative expenses increased $3.0 million and decreased $51.7 million, respectively, compared to the three and nine months ended September 30, 2020. The following table provides the breakout of Selling, general and administrative expenses:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2021	2020	$	%	2021	2020	$	%
Compensation and benefits	$93,762	$93,619	$143	—%	$283,875	$295,569	$(11,694)	(4)%
Outside services and other	95,270	92,381	2,889	3%	257,290	297,287	(39,997)	(13)%
Total Selling, general and administrative expenses	$189,032	$186,000	$3,032	2%	$541,165	$592,856	$(51,691)	(9)%

For the three months ended September 30, 2021, Compensation and benefits remained essentially flat compared to the three months ended September 30, 2020, due to an increase in costs associated with employee insurance benefits and the absence of the temporary reduction of expenses in the prior year period, such as furloughs and wage reductions, offset by PPP loan forgiveness of $4.0 million. For the nine months ended September 30, 2021, Compensation and benefits costs decreased $11.7 million compared to the nine months ended September 30, 2020, due to a reduction in costs associated with ongoing integration efforts, including headcount reductions, the benefit in 2021 of cost containment initiatives implemented in 2020 in connection with the COVID-19 pandemic, and PPP loan forgiveness of $4.0 million, partially offset by the impact of higher payroll and commission expenses driven by the growth in Advertising and marketing services revenues, an increase in costs associated with employee insurance benefits and the absence of the temporary reduction of expenses in the prior year, such as furloughs and wage reductions.

For the three months ended September 30, 2021, Outside services and other costs, which includes services fulfilled by third parties, increased $2.9 million compared to the three months ended September 30, 2020, due to an increase in promotion fees, offset by decreases in legal fees, facility related costs and bad debt expense. For the nine months ended September 30, 2021, Outside services and other costs decreased $40.0 million compared to the nine months ended September 30, 2020, due to lower facility related costs, lower bad debt expense, a reduction in costs associated with ongoing integration efforts, and the benefit in 2021 of cost containment initiatives implemented in 2020 in connection with the COVID-19 pandemic, partially offset by an increase in promotion fees.

For the three and nine months ended September 30, 2021, Depreciation and amortization expenses decreased $16.6 million and $57.3 million, respectively, compared to the three and nine months ended September 30, 2020, due to a decrease in accelerated depreciation of $8.2 million and $33.6 million, respectively, as a result of fewer print facility shutdowns and strategic dispositions of real estate during the period related to ongoing cost reduction programs.

For the three months ended September 30, 2021, Integration and reorganization costs decreased $1.6 million compared to the three months ended September 30, 2020, due to a decrease in severance costs of $2.0 million, partially offset by an increase in other costs, including those for the consolidation of operations of $0.4 million. For the nine months ended September 30, 2021, Integration and reorganization costs decreased $28.4 million compared to the nine months ended September 30, 2020, due to a decrease in severance costs of $25.3 million, as well as a decrease in other costs, including those for the consolidation of operations of $3.1 million. For the three and nine months ended September 30, 2021, severance costs were primarily related to facility consolidation and ongoing integration activities. For the three and nine months ended September 30, 2020, severance costs were related to acquisition-related synergies and the consolidation of the business due to our acquisition of Gannett Co., Inc. (which was renamed Gannett Media Corp. and is referred to as "Legacy Gannett") in the fourth quarter of 2019.

For the three and nine months ended September 30, 2021, we recorded Asset impairment charges of $2.3 million and $3.1 million, respectively, in the Publishing segment due primarily to the impairment of real estate held for sale. For the three months ended September 30, 2020, we recorded $0.9 million of Assets impairment charges as a result of fixed asset disposals related to the continued consolidation of operations. For the nine months ended September 30, 2020, we recorded $7.7 million of Assets impairment charges as a result of the Company’s recoverability test for long-lived assets, as well as fixed asset disposals related to the continued consolidation of operations.

For the nine months ended September 30, 2020, we recorded a goodwill and intangible impairment charge of $352.9 million at the Publishing segment, primarily due to the impact of the COVID-19 pandemic on our operations.

For the three months ended September 30, 2021, we recorded a Gain on the sale or disposal of assets, net of $1.0 million due to a gain on sale of real estate at Newsquest, offset by the loss on the sale of assets as part of our plan to monetize non-core assets, compared to a Loss on the sale or disposal of assets, net of $1.7 million for the three months ended September 30, 2020. For the nine months ended September 30, 2021, Loss on sale or disposal of assets increased $7.7 million compared to the nine months ended September 30, 2020, driven by the loss on the sale of assets in 2021 as part of our plan to monetize non-core assets, offset by a gain on sale of real estate at Newsquest.

Publishing segment Adjusted EBITDA

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2021	2020	$	%	2021	2020	$	%
Net income (loss) attributable to Gannett	$84,137	$67,726	$16,411	24%	$246,792	$(213,490)	$460,282	***
Interest expense	—	17	(17)	(100)%	—	127	(127)	(100)%
Non-operating pension income	(23,860)	(18,262)	(5,598)	31%	(71,644)	(54,215)	(17,429)	32%
Depreciation and amortization	35,861	52,481	(16,620)	(32)%	118,664	175,990	(57,326)	(33)%
Integration and reorganization costs	3,512	5,120	(1,608)	(31)%	10,641	39,049	(28,408)	(73)%
Asset impairments	2,301	868	1,433	***	3,134	7,727	(4,593)	(59)%
Goodwill and intangible impairments	—	—	—	—%	—	352,947	(352,947)	(100)%
(Gain) loss on sale or disposal of assets, net	(1,032)	1,731	(2,763)	***	9,538	1,876	7,662	***
Other items	82	(929)	1,011	***	273	1,756	(1,483)	(84)%
Adjusted EBITDA (non-GAAP basis)	$101,001	$108,752	$(7,751)	(7)%	$317,398	$311,767	$5,631	2%
Net income (loss) attributable to Gannett margin	11.8%	9.2%			11.5%	(9.3)%
Adjusted EBITDA margin (non-GAAP basis)(a)	14.1%	14.9%			14.8%	13.6%
*** Indicates an absolute value percentage change greater than 100.
(a)We define Adjusted EBITDA margin as Adjusted EBITDA divided by total Operating revenues.

Adjusted EBITDA for our Publishing segment was $101.0 million and $317.4 million for the three and nine months ended September 30, 2021, respectively, a decrease of $7.8 million and an increase of $5.6 million compared to the three and nine months ended September 30, 2020, respectively. The change for the three and nine months ended September 30, 2021 was primarily attributable to the changes discussed above.

Digital Marketing Solutions segment

A summary of our Digital Marketing Solutions segment results is presented below:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2021	2020	$	%	2021	2020	$	%
Operating revenues:
Advertising and marketing services	$116,771	$100,807	$15,964	16%	$328,184	$306,899	$21,285	7%
Other	—	4,636	(4,636)	(100)%	905	14,388	(13,483)	(94)%
Total operating revenues	116,771	105,443	11,328	11%	329,089	321,287	7,802	2%
Operating expenses:
Operating costs	80,405	71,223	9,182	13%	224,112	207,741	16,371	8%
Selling, general and administrative expenses	21,342	30,228	(8,886)	(29)%	68,252	100,120	(31,868)	(32)%
Depreciation and amortization	7,986	6,768	1,218	18%	23,665	18,103	5,562	31%
Integration and reorganization costs	931	1,237	(306)	(25)%	1,301	5,587	(4,286)	(77)%
Asset impairments	—	717	(717)	***	—	717	(717)	***
Goodwill and intangible impairments	—	—	—	—%	—	40,499	(40,499)	***
Gain on sale or disposal of assets, net	(91)	(964)	873	(91)%	(618)	(426)	(192)	45%
Total operating expenses	110,573	109,209	1,364	1%	316,712	372,341	(55,629)	(15)%
Operating income (loss)	$6,198	$(3,766)	$9,964	***	$12,377	$(51,054)	$63,431	***
*** Indicates an absolute value percentage change greater than 100.

Operating revenues

For the three and nine months ended September 30, 2021, Advertising and marketing services revenues increased $16.0 million and $21.3 million, respectively, compared to the three and nine months ended September 30, 2020, primarily driven by growth in the core ReachLocal business and a continued improvement in operating trends since the prior year impacts of the COVID-19 pandemic. The increase for the nine months ended September 30, 2021 was partially offset by the absence of $11.7 million of revenues in 2021 as a result of the change in media rebate programs, as well as the absence of revenues associated with a business we divested in the third quarter of 2020.

For the three and nine months ended September 30, 2021, Other revenues decreased $4.6 million and $13.5 million, respectively, compared to the three and nine months ended September 30, 2020, primarily due to the absence of revenues related to a business we divested in the fourth quarter of 2020.

Operating expenses

For the three and nine months ended September 30, 2021, Operating costs increased $9.2 million and $16.4 million, respectively, compared to the three and nine months ended September 30, 2020. The following table provides the breakout of Operating costs:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2021	2020	$	%	2021	2020	$	%
Compensation and benefits	$7,593	$10,809	$(3,216)	(30)%	$23,408	$35,031	$(11,623)	(33)%
Outside services	70,332	56,787	13,545	24%	193,423	160,722	32,701	20%
Other	2,480	3,627	(1,147)	(32)%	7,281	11,988	(4,707)	(39)%
Total operating costs	$80,405	$71,223	$9,182	13%	$224,112	$207,741	$16,371	8%

For the three and nine months ended September 30, 2021, Compensation and benefits costs decreased $3.2 million and $11.6 million, respectively, compared to the three and nine months ended September 30, 2020, due to a reduction in costs associated with ongoing integration efforts, including headcount reductions, as well as the benefit in 2021 of cost containment initiatives implemented in 2020 in connection with the COVID-19 pandemic, offset by the absence of the temporary reduction of expenses in the prior year, such as furloughs and wage reductions.

For the three and nine months ended September 30, 2021, Outside services costs, which includes professional services fulfilled by third parties, media fees and other digital costs, increased $13.5 million and $32.7 million, respectively, compared to the three and nine months ended September 30, 2020, due to an increase in expenses associated with third-party media fees driven by a corresponding increase in revenues, partially offset by the absence of costs associated with a business we divested in the fourth quarter of 2020.

For the three and nine months ended September 30, 2021, Selling, general and administrative expenses decreased $8.9 million and $31.9 million, respectively, compared to the three and nine months ended September 30, 2020. The following table provides the breakout of Selling, general and administrative expenses by category:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2021	2020	$	%	2021	2020	$	%
Compensation and benefits	$17,046	$28,426	$(11,380)	(40)%	$52,283	$92,145	$(39,862)	(43)%
Outside services and other	4,296	1,802	2,494	***	15,969	7,975	7,994	***
Total Selling, general and administrative expenses	$21,342	$30,228	$(8,886)	(29)%	$68,252	$100,120	$(31,868)	(32)%
*** Indicates an absolute value percentage change greater than 100.

For the three and nine months ended September 30, 2021, Compensation and benefits costs decreased $11.4 million and $39.9 million, respectively, compared to the three and nine months ended September 30, 2020, primarily due to a reduction in costs associated with ongoing integration efforts, including headcount reductions, as well as the benefit in 2021 of cost containment initiatives implemented in 2020 in connection with the COVID-19 pandemic, offset by the absence of the temporary reduction of expenses in the prior year, such as furloughs and wage reductions.

For the three and nine months ended September 30, 2021, Outside services and other costs increased $2.5 million and $8.0 million, respectively, compared to the three and nine months ended September 30, 2020, due to an increase in various miscellaneous expenses, including higher technology and marketing expenses.

For the three and nine months ended September 30, 2021, Integration and reorganization costs decreased $0.3 million and $4.3 million, respectively, compared to the three and nine months ended September 30, 2020 due to lower severance costs of $0.8 million and $5.0 million, respectively, offset by higher facility consolidation and other restructuring related expenses of $0.5 million and $0.7 million, respectively. For the three and nine months ended September 30, 2020, severance costs were related to acquisition-related synergies and the consolidation of the business due to our acquisition of Legacy Gannett in the fourth quarter of 2019.

For the three and nine months ended September 30, 2020, we recorded $0.7 million of Asset impairment charges as a result of ongoing cost efficiency programs.

For the nine months ended September 30, 2020, we recorded a goodwill and intangible impairment charge of $40.5 million at the DMS segment, primarily due to the impact of the COVID-19 pandemic on our operations.

Digital Marketing Solutions segment Adjusted EBITDA

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2021	2020	$	%	2021	2020	$	%
Net income (loss) attributable to Gannett	$5,005	$5,223	$(218)	(4)%	$10,990	$(43,076)	$54,066	***
Depreciation and amortization	7,986	6,768	1,218	18%	23,665	18,103	5,562	31%
Integration and reorganization costs	931	1,237	(306)	(25)%	1,301	5,587	(4,286)	(77)%
Asset impairments	—	717	(717)	(100)%	—	717	(717)	(100)%
Goodwill and intangible impairments	—	—	—	—%	—	40,499	(40,499)	(100)%
Gain on sale or disposal of assets, net	(91)	(964)	873	(91)%	(618)	(426)	(192)	45%
Other items	1,193	(8,804)	9,997	***	1,387	(6,557)	7,944	***
Adjusted EBITDA (non-GAAP basis)	$15,024	$4,177	$10,847	***	$36,725	$14,847	$21,878	***
Net income (loss) attributable to Gannett margin	4.3%	5.0%			3.3%	(13.4)%
Adjusted EBITDA margin (non-GAAP basis)(a)	12.9%	4.0%			11.2%	4.6%
*** Indicates an absolute value percentage change greater than 100.
(a)We define Adjusted EBITDA margin as Adjusted EBITDA divided by total Operating revenues.

Adjusted EBITDA for our Digital Marketing Solutions segment was $15.0 million and $36.7 million for the three and nine months ended September 30, 2021, respectively, an increase of $10.8 million and $21.9 million compared to the three and nine months ended September 30, 2020, respectively. The change for the three and nine months ended September 30, 2021 was primarily attributable to the changes discussed above.

Corporate and other category

For the three months ended September 30, 2021, Corporate and other operating revenues were $1.6 million compared to $2.7 million for the three months ended September 30, 2020. For the nine months ended September 30, 2021, Corporate and other operating revenues were $6.4 million compared to $8.1 million for the nine months ended September 30, 2020.

For the three and nine months ended September 30, 2021, Corporate and other operating expenses decreased $9.9 million and $43.3 million, respectively, compared to the three and nine months ended September 30, 2020. The following table provides the breakout of the decrease in Corporate and other operating expenses:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2021	2020	$	%	2021	2020	$	%
Operating expenses:
Operating costs	$6,039	$7,424	$(1,385)	(19)%	$14,534	$17,864	$(3,330)	(19)%
Selling, general and administrative expenses	15,222	26,393	(11,171)	(42)%	43,386	79,339	(35,953)	(45)%
Depreciation and amortization	4,260	2,106	2,154	***	12,123	11,613	510	4%
Integration and reorganization costs	9,176	7,060	2,116	30%	23,525	29,342	(5,817)	(20)%
Loss on sale or disposal of assets, net	290	28	262	***	286	90	196	***
Other operating expenses	4	1,913	(1,909)	(100)%	11,354	10,261	1,093	11%
Total operating expenses	$34,991	$44,924	$(9,933)	(22)%	$105,208	$148,509	$(43,301)	(29)%
*** Indicates an absolute value percentage change greater than 100.

For the three months ended September 30, 2021, Corporate and other operating expenses decreased $9.9 million compared to the three months ended September 30, 2020 due to a decrease in Selling, general and administrative expenses of $11.2 million, mainly consisting of cost containment initiatives, a decrease in Other operating expenses of $1.9 million, which was due to the absence of $1.9 million of Acquisition costs incurred during the three months ended September 30, 2020, and a decrease in Operating costs of $1.4 million due to the decline in revenues. The decreases for the three months were partially offset by an increase in Depreciation and amortization of $2.2 million and an increase in Integration and reorganization costs of $2.1 million, driven by an increase of $3.9 million in costs associated with systems implementation and outsourcing of corporate functions, partially offset by a decrease in severance of $1.8 million.

For the nine months ended September 30, 2021, Corporate and other operating expenses decreased $43.3 million due to a decrease in Selling, general and administrative expenses of $36.0 million, mainly consisting of cost containment initiatives, offset by the absence of the temporary reduction of expenses in the prior year, such as furloughs and wage reductions, a decrease in Integration and reorganization costs of $5.8 million, driven by a decrease in severance of $13.6 million, offset by an increase of $7.8 million in costs associated with systems implementation and outsourcing of corporate functions. The decreases for the nine months were offset by an increase in Other operating expenses of $1.1 million, which was primarily due to $10.9 million of third-party fees related to the 5-Year Term Loan expensed during the nine months ended September 30, 2021, compared to $10.3 million of Acquisition costs incurred during the nine months ended September 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements are for working capital, debt obligations, and capital expenditures.

We expect to fund our operations through cash provided by operating activities. We expect we will have adequate capital resources and liquidity to meet our ongoing working capital needs, borrowing obligations, and all required capital expenditures.

Details of our cash flows are included in the table below:

	Nine months ended September 30,
In thousands	2021	2020
Net cash provided by operating activities	$133,347	$74,280
Net cash provided by (used for) investing activities	39,236	(1,979)
Net cash used for financing activities	(212,284)	(37,471)
Effect of currency exchange rate change on cash	389	439
(Decrease) increase in cash, cash equivalents and restricted cash	$(39,312)	$35,269

Cash flows provided by operating activities: Our largest source of cash provided by our operations is Advertising revenues, primarily generated from Local and national advertising and marketing services revenues (retail, classified, and online). Additionally, we generate cash through circulation subscribers, commercial printing and delivery services to third parties, and events. Our primary uses of cash from our operating activities include compensation, newsprint, delivery, and outside services.

Our net cash flow provided by operating activities was $133.3 million for the nine months ended September 30, 2021, compared to $74.3 million for the nine months ended September 30, 2020. The increase in net cash flow provided by operating activities was primarily due to a decrease in interest paid on debt of $96.1 million, a decrease in severance payments of $40.1 million, $16.4 million in PPP funding received in support of certain of our locations that were meaningfully affected by the COVID-19 pandemic and an increase in tax refunds, net of $4.5 million. These increases were partially offset by a decrease in working capital of $70.9 million due to the overall timing of payments, including accrued compensation and accounts receivable collections, and an increase in contributions to our pension and other postretirement benefit plans of $19.2 million.

Cash flows provided by (used for) investing activities: Cash flows provided by investing activities totaled $39.2 million for the nine months ended September 30, 2021 compared to $2.0 million used for investing activities in the nine months ended September 30, 2020. This increase was primarily due to an increase in proceeds from the sale of real estate and other assets of $41.2 million and a decrease in purchases of property, plant and equipment of $1.7 million.

Cash flows used for financing activities: Cash flows used for financing activities totaled $212.3 million for the nine months ended September 30, 2021 compared to $37.5 million for the nine months ended September 30, 2020. This increase was primarily due to an increase in net repayments under term loans of $148.1 million and payments of debt issuance costs of $33.9 million.

Debt

5-Year Term Loan

On February 9, 2021, we entered into a five-year, senior-secured term loan facility with the lenders from time to time party thereto and Citibank, N.A., as collateral agent and administrative agent for the lenders, in an aggregate principal amount of $1.045 billion (the "5-Year Term Loan"). The 5-Year Term Loan was to mature on February 9, 2026 and, at the Company's option, bore interest at a rate equal to LIBOR plus a margin equal to 7.00% per annum or an alternate base rate plus a margin equal to 6.00% per annum. Interest on the 5-Year Term Loan was payable at least every three months in arrears, beginning in May 2021.

The proceeds from the 5-Year Term Loan were used to repay the remaining principal balance and accrued interest of $1.043 billion and $13.3 million, respectively, on the Acquisition Term Loan (the "Payoff") and to pay fees and expenses incurred to obtain the 5-Year Term Loan.

There were certain lenders that participated in both the Acquisition Term Loan and the 5-Year Term Loan and their balances in the Acquisition Term Loan were deemed to be modified. The Company continued to defer, over the term, the deferred financing fees and original issue discount from the Acquisition Term Loan of $1.5 million and $34.7 million, respectively, related to those lenders. Further, certain lenders in the Acquisition Term Loan did not participate in the 5-Year Term Loan and their balances in the Acquisition Term Loan were deemed to be extinguished. The Company recognized a Loss on early extinguishment of debt of $17.2 million in the first quarter of 2021 as a result of the write-off of the remaining original issue discount and deferred financing fees related to those lenders. Third-party fees of approximately $13.0 million were allocated to the new lenders in the 5-Year Term Loan on a pro-rata basis, and $20.9 million of original issue discount were capitalized and amortized over the term of the 5-Year Term Loan using the effective interest method. For the nine months ended September 30, 2021, third-party fees of $10.9 million, which were allocated to the lenders whose balances were deemed to be modified, were expensed and recorded in Other operating expenses in the condensed consolidated statements of operations and comprehensive income (loss). No third-party fees were incurred during the three months ended September 30, 2021.

The 5-Year Term Loan amortized in equal quarterly installments at a rate of 10% per annum (or, if the ratio of Total Indebtedness secured on an equal priority basis with the 5-Year Term Loan (net of Unrestricted Cash) to Consolidated EBITDA (as such terms are defined in the 5-Year Term Loan) was equal to or less than a specified ratio, 5% per annum) (the "Quarterly Amortization Installment"), beginning September 30, 2021. In addition, we were required to repay the 5-Year Term Loan from time to time with (i) the proceeds of non-ordinary course asset sales and casualty and condemnation events, (ii) the proceeds of indebtedness that was not otherwise permitted under the 5-Year Term Loan and (iii) the aggregate amount of cash and cash equivalents on hand in excess of $100 million at the end of each fiscal year. The 5-Year Term Loan was subject to a requirement to have minimum unrestricted cash of $30 million as of the last day of each fiscal quarter. As of September 30, 2021, we were in compliance with all of the covenants and obligations under the 5-Year Term Loan.

As of September 30, 2021, we had $899.4 million in aggregate principal outstanding under the 5-Year Term Loan with an effective interest rate of 9.5%.

Under the 5-Year Term Loan, the Company was contractually obligated to make prepayments with the proceeds from asset sales and could have elected to make optional payments with excess free cash flow from operations. For the three and nine months ended September 30, 2021, we made prepayments totaling $91.1 million and $145.6 million, respectively, which were classified as financing activities in the condensed consolidated statements of cash flows. These amounts are inclusive of both mandatory and optional prepayments.

The 5-Year Term Loan was repaid using the proceeds from the 2026 Senior Notes and the New Senior Secured Term Loan. As a result of the debt refinancing in October 2021, we estimate that we will recognize a loss on the early extinguishment of the 5-Year Term Loan and other fees of approximately $31.2 million during the fourth quarter of 2021.

Senior Secured Convertible Notes due 2027

On November 17, 2020, the Company issued $497.1 million in aggregate principal amount of the Company’s 6.0% Senior Secured Convertible Notes due 2027 (the "2027 Notes"). The 2027 Notes were issued pursuant to an Indenture dated as of November 17, 2020, as amended by the First Supplemental Indenture dated as of December 21, 2020 and the Second

Supplemental Indenture dated as of February 9, 2021 (collectively, the "2027 Notes Indenture"), between the Company and U.S. Bank National Association, as trustee.

In connection with the issuance of the 2027 Notes, the Company entered into an Investor Agreement (the "Investor Agreement") with the holders of the 2027 Notes (the "Holders") establishing certain terms and conditions concerning the rights and restrictions on the Holders with respect to the Holders' ownership of the 2027 Notes. The Company also entered into an amendment to the Registration Rights Agreement dated November 19, 2019, between the Company and FIG LLC.

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

The conversion rate is subject to customary adjustment provisions as provided in the 2027 Notes Indenture. In addition, the conversion rate will be subject to adjustment in the event of any issuance or sale of Common Stock (or securities convertible into Common Stock) at a price equal to or less than the Conversion Price in order to ensure that following such issuance or sale, the 2027 Notes would be convertible into approximately 42% of the Common Stock after giving effect to such issuance or sale assuming the initial principal amount of the 2027 Notes remains outstanding.

Upon the occurrence of a "Make-Whole Fundamental Change" (as defined in the 2027 Notes Indenture), the Company will in certain circumstances increase the conversion rate for a specified period of time. If a "Fundamental Change" (as defined in the 2027 Notes Indenture) occurs, the Company will be required to offer to repurchase the 2027 Notes at a repurchase price of 110% of the principal amount thereof.

Holders of the 2027 Notes will have the right to put up to approximately $100 million of the 2027 Notes at par on or after the date that is 91 days after the maturity date of the 5-Year Term Loan or any Refinancing Facilities (as defined in the 2027 Notes Indenture) in respect thereof.

Under the 2027 Notes Indenture, the Company can only pay cash dividends up to an agreed-upon amount, provided the ratio of consolidated debt to EBITDA (as such terms are defined in the 2027 Notes Indenture) does not exceed a specified ratio. In addition, the 2027 Notes Indenture provides that, at any time that the Company’s Total Gross Leverage Ratio (as defined in the 2027 Notes Indenture) exceeds 1.5 and the Company approves the declaration of a dividend, the Company must offer to purchase a principal amount of 2027 Notes equal to the proposed amount of the dividend.

Until the four-year anniversary of the issuance date, the Company will have the right to redeem for cash up to approximately $99.4 million of the 2027 Notes at a redemption price of 130% of the principal amount thereof, with such amount reduced ratably by any principal amount of 2027 Notes that has been converted by the holders or redeemed or purchased by the Company.

The 2027 Notes are guaranteed by Gannett Holdings and any subsidiaries of the Company that guaranteed the 5-Year Term Loan. The 2027 Notes are secured by the same collateral that secured the 5-Year Term Loan. The 2027 Notes rank as senior secured debt of the Company and are secured by a second priority lien on the same collateral package that secured the indebtedness incurred in connection with the 5-Year Term Loan.

The 2027 Notes Indenture includes affirmative and negative covenants, including limitations on liens, indebtedness, dispositions, loan, advances and investors, sale and leaseback transactions, restricted payments, transactions with affiliates, restrictions on dividends and other payment restrictions affecting restricted subsidiaries, negative pledges and modifications to certain agreements. The 2027 Notes Indenture also requires that the Company maintain, as of the last day of each fiscal quarter, at least $30.0 million of Qualified Cash (as defined in the 2027 Notes Indenture). The 2027 Notes Indenture includes customary events of default.

For the nine months ended September 30, 2021, no shares were issued upon conversion, exercise, or satisfaction of the required conditions. Refer to Note 10 — Supplemental equity information to the condensed consolidated financial statements for details on the convertible debt's impact to diluted earnings per share under the if-converted method.

Senior Convertible Notes due 2024

The $3.3 million principal value of the remaining 4.75% convertible senior notes due 2024 (the "2024 Notes") outstanding is reported as convertible debt in the condensed consolidated balance sheets. The effective interest rate on the 2024 Notes was 6.05% as of September 30, 2021.

Debt Refinancing

On October 15, 2021, Gannett Holdings entered into the New Senior Secured Term Loan. Also, on October 15, 2021, Gannett Holdings completed a private offering of the 2026 Senior Notes. The proceeds of the New Senior Secured Term Loan, together with the net proceeds from the 2026 Senior Notes were applied towards the full repayment of the 5-Year Term Loan.

The 2026 Senior Notes were issued pursuant to an Indenture, dated October 15, 2021 (the "2026 Senior Notes Indenture"), among Gannett Holdings, the Company, the guarantors party thereto, U.S. Bank National Association, as trustee, U.S. Bank National Association, as collateral agent, and U.S. Bank National Association, as registrar, paying agent and authenticating agent. Interest on the 2026 Senior Notes is payable semi-annually.

Loans under the New Senior Secured Term Loan bear interest at a per annum rate equal to LIBOR (which shall not be less than 0.50% per annum) plus a margin of 5.00% or an alternate base rate plus a margin equal to 4.00% per annum (which shall not be less than 1.50% per annum). The New Senior Secured Term Loan contains usual and customary covenants for credit facilities of this type that restrict, among other things, our ability to incur debt, grant liens, sell assets, and make investments and pay dividends, in each case with customary exceptions, including an exception that permits dividends and repurchases of outstanding junior debt or equity in (i) an amount of up to $25 million per fiscal quarter if the ratio of debt secured on an equal basis with the New Senior Secured Term Loan to EBITDA (as defined in the New Senior Secured Term Loan) of the Company and its restricted subsidiaries (the "First Lien Net Leverage Ratio") for such fiscal quarter is equal to or less than 2.00 to 1.00, (ii) an amount of up to $50 million per fiscal quarter if the First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 1.50 to 1.00, and (iii) an unlimited amount if First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 1.00 to 1.00. All obligations under the New Senior Secured Term Loan are secured by all or substantially all of the assets of the Company and the wholly-owned domestic subsidiaries of the Company (the "Guarantors"). The obligations of Gannett Holdings under the New Senior Secured Term Loan are guaranteed on a senior secured basis by the Company and the Guarantors.

As of the closing of these transactions on October 15, 2021, total debt outstanding was $1.416 billion, which included the (i) $516 million New Senior Secured Term Loan, (ii) $400 million of 2026 Senior Notes, (iii) $497.1 million of 2027 Notes and (iv) $3.3 million of 2024 Notes.

The 5-Year Term Loan was repaid using the proceeds from the 2026 Senior Notes and the New Senior Secured Term Loan. As a result of the debt refinancing in October 2021, we estimate that we will recognize a loss on the early extinguishment of the 5-Year Term Loan and other fees of approximately $31.2 million during the fourth quarter of 2021.

Additional information

We continue to evaluate our results of operations, liquidity and cash flows, and as part of these measures, we have taken steps to manage cash outflow by rationalizing expenses and implementing various cost containment initiatives. We do not presently pay a quarterly dividend and have no current intention to reinstate the dividend. In addition, the terms of our indebtedness, including our credit facility, the New Senior Secured Term Loan, and the 2026 Senior Secured Notes Indenture and the 2027 Notes Indenture have terms that restrict our ability to pay dividends.

The CARES Act, enacted March 27, 2020, provided various forms of relief to companies impacted by the COVID-19 pandemic. As part of the relief available under the CARES Act, we deferred remittance of our 2020 Federal Insurance Contributions Act taxes as allowed by the legislation. We deferred $41.6 million of the employer portion of FICA taxes for payroll paid between March 27, 2020 and December 31, 2020. We have until December 31, 2021, to pay 50% of the FICA deferral with the remaining 50% to be remitted on or before December 31, 2022.

For the Gannett Retirement Plan in the U.S., we have deferred our contractual contribution and negotiated a contribution payment plan of $5.0 million per quarter through September 30, 2022.

We expect our capital expenditures for the remainder of 2021 to total approximately $13.9 million. These capital expenditures are anticipated to be primarily comprised of projects related to digital product development, costs associated with our print and technology systems, and system upgrades.

Our leverage may adversely affect our business and financial performance and restricts our operating flexibility. The level of our indebtedness and our ongoing cash flow requirements may expose us to a risk that a substantial decrease in operating cash flows due to, among other things, continued or additional adverse economic developments or adverse developments in our business, could make it difficult for us to meet the financial and operating covenants contained in our New Senior Secured Term Loan, the 2026 Senior Secured Notes, and the 2027 Notes. In addition, our leverage may limit cash flow available for general corporate purposes such as capital expenditures and our flexibility to react to competitive, technological, and other changes in our industry and economic conditions generally.

Although we currently forecast sufficient liquidity, a resurgence of the COVID-19 pandemic and related counter-measures could have a material negative impact on our liquidity and our ability to meet our ongoing obligations, including obligations under the New Senior Secured Term Loan, the 2026 Senior Secured Notes, and the 2027 Notes. The Company continues to closely monitor the COVID-19 pandemic and will continue to take the steps necessary to appropriately manage liquidity.

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

Adjusted EBITDA, Adjusted EBITDA margin, and Adjusted Net income (loss) attributable to Gannett are non-GAAP financial measures we believe offer a useful view of the overall operation of our businesses and may be different than similarly-titled measures used by other companies. We define Adjusted EBITDA as Net income (loss) attributable to Gannett before (1) Income tax expense (benefit), (2) Interest expense, (3) Gains or losses on the early extinguishment of debt, (4) Non-operating pension income (expense), (5) Loss on convertible notes derivative, (6) Depreciation and amortization, (7) Integration and reorganization costs, (8) Other operating expenses, including third-party debt expenses and acquisition costs, (9) Asset impairments, (10) Goodwill and intangible impairments, (11) Gains or losses on the sale or disposal of assets, (12) Share-based compensation, and (13) certain other non-recurring charges, including gains or losses on the sale of investments. We define Adjusted EBITDA margin as Adjusted EBITDA divided by total Operating revenues. We define Adjusted Net income (loss) attributable to Gannett before (1) Gains or losses on the early extinguishment of debt, (2) Loss on convertible notes derivative, (3) Integration and reorganization costs, (4) Other operating expenses, including third-party debt expenses and acquisition costs, (5) Asset impairments, (6) Goodwill and intangibles impairments, (7) Gains or losses on the sale or disposal of assets, (8) Gains or losses on the sale of investments, and (9) the tax impact of the above items.

Management’s use of Adjusted EBITDA, Adjusted EBITDA margin, and Adjusted Net income (loss) attributable to Gannett

Adjusted EBITDA, Adjusted EBITDA margin, and Adjusted Net income (loss) attributable to Gannett are not measurements of financial performance under GAAP and should not be considered in isolation or as an alternative to income from operations, net income (loss), or any other measure of performance or liquidity derived in accordance with U.S. GAAP. We believe these non-GAAP financial measures, as we have defined them, are helpful in identifying trends in our day-to-day performance because the items excluded have little or no significance on our day-to-day operations. These measures provide an assessment of controllable expenses and afford management the ability to make decisions which are expected to facilitate meeting current financial goals as well as achieve optimal financial performance.

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

Limitations of Adjusted EBITDA, Adjusted EBITDA margin, and Adjusted Net income (loss) attributable to Gannett

Adjusted EBITDA, Adjusted EBITDA margin, and Adjusted Net income (loss) attributable to Gannett have limitations as analytical tools. They should not be viewed in isolation or as a substitute for U.S. GAAP measures of earnings or cash flows. Material limitations in making the adjustments to our earnings to calculate Adjusted EBITDA, Adjusted EBITDA margin, and Adjusted Net income (loss) attributable to Gannett and using these non-GAAP financial measures as compared to U.S. GAAP net income (loss) include: the cash portion of interest/financing expense, income tax (benefit) provision, and charges related to asset impairments, which may significantly affect our financial results.

Management believes these items are important in evaluating our performance, results of operations, and financial position. We use non-GAAP financial measures to supplement our U.S. GAAP results in order to provide a more complete understanding of the factors and trends affecting our business.

Adjusted EBITDA, Adjusted EBITDA margin, and Adjusted Net income (loss) attributable to Gannett are not alternatives to net income and margin as calculated and presented in accordance with U.S. GAAP. As such, they should not be considered or relied upon as substitutes or alternatives for any such U.S. GAAP financial measures. We strongly urge you to review the reconciliation of Net income (loss) attributable to Gannett to Adjusted EBITDA, Adjusted EBITDA margin, and Adjusted Net income (loss) attributable to Gannett along with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We also strongly urge you not to rely on any single financial measure to evaluate our business. In addition, because Adjusted EBITDA, Adjusted EBITDA margin, and Adjusted Net income (loss) attributable to Gannett are not measures of financial performance under U.S. GAAP and are susceptible to varying calculations, the Adjusted EBITDA, Adjusted EBITDA margin, and Adjusted Net income (loss) attributable to Gannett measures as presented in this report may differ from and may not be comparable to similarly titled measures used by other companies.

The table below shows the reconciliation of Net income (loss) attributable to Gannett to Adjusted EBITDA and Net income (loss) attributable to Gannett margin to Adjusted EBITDA margin:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2021	2020	2021	2020
Net income (loss) attributable to Gannett	$14,687	$(31,260)	$(112,514)	$(548,305)
Provision (benefit) for income taxes	2,984	3,098	11,567	(22,200)
Interest expense	34,603	58,063	109,370	173,890
Loss on early extinguishment of debt	3,761	476	25,996	1,650
Non-operating pension income	(23,860)	(18,334)	(71,644)	(54,433)
Loss on convertible notes derivative	—	—	126,600	—
Depreciation and amortization	48,107	61,355	154,452	205,706
Integration and reorganization costs	13,619	13,417	35,467	73,978
Other operating expenses	4	1,913	11,354	10,261
Asset impairments	2,301	1,585	3,134	8,444
Goodwill and intangible impairments	—	—	—	393,446
(Gain) loss on sale or disposal of assets, net	(833)	795	9,206	1,540
Share-based compensation expense	4,602	3,844	13,804	22,812
Other items	2,092	(6,972)	1,509	(1,723)
Adjusted EBITDA (non-GAAP basis)	$102,067	$87,980	$318,301	$265,066
Net income (loss) attributable to Gannett margin	1.8%	(3.8)%	(4.7)%	(21.7)%
Adjusted EBITDA margin (non-GAAP basis)	12.8%	10.8%	13.4%	10.5%

The table below shows the reconciliation of Net income (loss) attributable to Gannett to Adjusted Net income (loss) attributable to Gannett:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2021	2020	2021	2020
Net income (loss) attributable to Gannett	$14,687	$(31,260)	$(112,514)	$(548,305)
Loss on early extinguishment of debt	3,761	476	25,996	1,650
Loss on convertible notes derivative	—	—	126,600	—
Integration and reorganization costs	13,619	13,417	35,467	73,978
Other operating expenses	4	1,913	11,354	10,261
Asset impairments	2,301	1,585	3,134	8,444
Goodwill and intangible impairments	—	—	—	393,446
(Gain) loss on sale or disposal of assets, net	(833)	795	9,206	1,540
Gain on sale of investments	—	(7,800)	—	(7,995)
Subtotal	33,539	(20,874)	99,243	(66,981)
Tax impact of above items	(7,033)	(25,449)	(28,042)	(61,364)
Adjusted Net income (loss) attributable to Gannett (non-GAAP basis)	$26,506	$(46,323)	$71,201	$(128,345)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes during the quarter ended September 30, 2021, to the information disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risks of our Form 10-K for the fiscal year ended December 31, 2020.

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were not effective because of the previously reported material weakness in internal control over financial reporting, which we describe in Part II, Item 9A, Controls and Procedures of our Form 10-K for the fiscal year ended December 31, 2020.

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

Changes in Internal Control over Financial Reporting

Other than changes made in connection with our implementation of the remediation efforts mentioned above, there have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please refer to Note 12 — Commitments, contingencies and other matters, for disclosures regarding material legal proceedings. There have been no material developments with respect to our potential liability for legal and environmental matters previously reported in our Form 10-K for the fiscal year ended December 31, 2020 and our quarterly reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should consider the risks described in Part I, Item 1A, “Risk Factors” of our Form 10-K for the year ended December 31, 2020. Except as set forth below, there have been no material changes from the risk factors previously disclosed in the Form 10-K for the year ended December 31, 2020. All of these risks and uncertainties, including those discussed below, could materially and adversely affect our business, results of operations, financial condition, our ability to make distributions on our Common Stock and/or the market price of our Common Stock. The risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2020, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial condition and/or operating results.

Risks Related to our Indebtedness

Our substantial indebtedness could materially and adversely affect our business or financial condition.

On October 15, 2021, we issued the 2026 Senior Notes. Also as of such date, we entered into the New Senior Secured Term Loan in a principal amount up to $516 million. The net proceeds of the issuance of the 2026 Senior Notes, together with the proceeds of the New Senior Secured Term Loan, and real estate and asset sales, were used to prepay in full the obligations outstanding under the 5-Year Term Loan. We may incur additional indebtedness in the future.

The New Senior Secured Term Loan matures on October 15, 2026, and bears interest at the rate of LIBOR (which shall not be less than 0.50% per annum) plus a margin equal to 5.00% per annum or an alternate base rate plus a margin equal to 4.00% per annum (which shall not be less than 1.50% per annum). Accordingly, we are required to dedicate a substantial portion of cash flow from operations to fund interest payments. The New Senior Secured Term Loan amortizes at a rate equal to 10% per annum (or, if the ratio of Total Indebtedness secured on an equal priority basis with the New Senior Secured Term Loan (net of Unrestricted Cash) to Consolidated EBITDA (as such terms are defined in the New Senior Secured Term Loan) is equal to or less than a specified ratio, 5% per annum) payable in equal quarterly installments. In addition, we are required to repay the New Senior Secured Term Loan from time to time with (i) the proceeds of non-ordinary course asset sales and casualty and condemnation events, (ii) the proceeds of indebtedness that is not otherwise permitted under the New Senior Secured Term Loan and (iii) the aggregate amount of cash and cash equivalents on hand at the Company and its restricted subsidiaries in excess of $100 million as of the last day of any fiscal year of the Company (beginning with the fiscal year ending December 31, 2021). Our debt service obligations reduce the amount of cash flow available to fund our working capital, capital expenditures, investments and potential distributions to stockholders. Moreover, there can be no assurance that we will be able to generate sufficient cash flow to satisfy our debt service obligations. Our ability to satisfy our debt service obligations depends on our ability to generate cash flow from operations, which is subject to a variety of risks, including general economic conditions and the strength of our competitors, which are outside our control.

The terms of our indebtedness impose significant operating and financial restrictions on us. The New Senior Secured Term Loan, the 2026 Senior Notes, and the 2027 Notes require us to comply with numerous affirmative and negative covenants, including, in the case of the 2027 Notes, a requirement to maintain minimum liquidity of $30 million, and include restrictions limiting our ability to, among other things, incur additional indebtedness, make investments and acquisitions, pay certain dividends, sell assets, merge, incur certain liens, enter into agreements with our affiliates, change our business, engage in sale/leaseback transactions, and modify our organizational documents. These requirements may make it impractical to declare and pay dividends at any time that the requirements are in effect. Stockholders also should be aware that they have no contractual or other legal right to dividends that have not been declared. See also "Risks Related to our Common Stock" below.

A failure to satisfy our debt service obligations on the New Senior Secured Term Loan, a breach of a covenant in our credit facility, or a material breach of a representation or warranty in our credit facility, among other events specified in the credit facility, could give rise to a default, which could give rise to the right of our lenders to declare our indebtedness, together with accrued interest and other fees, to be immediately due and payable. A failure to satisfy our debt service or conversion obligations on the 2026 Senior Notes or the 2027 Notes, among other events specified in the 2026 Senior Notes Indenture or the

2027 Notes Indenture, could also give rise to a default, which could give rise to the right of noteholders to declare the principal of the 2026 Senior Notes and/or the 2027 Notes, together with accrued and unpaid interest, to be immediately due and payable. An acceleration of our indebtedness would have a material adverse effect on our business, financial condition, results of operations, cash flows and stock price.

Our inability to raise funds necessary to settle conversions of, or to repurchase, the 2026 Senior Notes or the 2027 Notes, when required by the indentures governing the respective notes, may lead to defaults under such indenture and under agreements governing our existing or future indebtedness.

Upon a "change of control" as described in the 2026 Senior Notes Indenture, we will be required to offer to repurchase any outstanding 2026 Senior Notes. Similarly, if we settle the 2027 Notes by cash, or by a combination of cash and shares of our Common Stock, upon a fundamental change as described in the 2027 Notes Indenture, we will be required to make cash payments with respect to the 2027 Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make purchases of the notes being surrendered or converted. In addition, our ability to repurchase the 2026 Senior Notes or the 2027 Notes or to pay cash upon conversion of the 2027 Notes is limited by the agreements governing our existing indebtedness (including the New Senior Secured Term Loan) and may also be limited by law, regulation, or by agreements that will govern our future indebtedness. Our failure to repurchase the 2026 Senior Notes or the 2027 Notes at a time when the repurchase is required by the governing indenture, or to pay cash payable on future conversions of the 2027 Notes as required by the 2027 Notes Indenture, would constitute a default under the respective indenture. A default under either indenture, or the change in control or fundamental change itself, could also lead to a default under agreements governing our existing or future indebtedness (including the New Senior Secured Term Loan).

Certain actions, including our ability to incur additional indebtedness, require the consent of our lenders and note holders which, if not provided, would limit our ability to take advantage of future opportunities.

Our loan agreements, including the New Senior Secured Term Loan, the 2026 Senior Notes and the 2027 Notes, contain restrictions and covenants that limit our ability to take certain actions without lender approval, approval of the holders of a majority in principal amount of the notes then outstanding, or modification of the loan agreements. These limitations include restrictions on our ability to incur additional indebtedness or refinance our existing debt, make certain investments and acquisitions, pay certain dividends, sell assets, merge, incur certain liens, enter into agreements with our affiliates, change our business, engage in sale/leaseback transactions, and modify our organizational documents. While we have historically partnered with lenders that we have established relationships with and whose priorities and interests are familiar to us, many of the lenders or holders under the New Senior Secured Term Loan and the holders of the 2026 Senior Notes are not historic relationships. There is no assurance that these lenders will approve or consent to our activities, even if the activities are in the best interests of our stockholders. If we are unable to secure the required consent of our lenders or noteholders, our ability to take advantage of future opportunities, including acquisition or financing opportunities, could be restricted.

Risks Related to the 2026 Senior Notes and the 2027 Notes

Our inability to raise funds necessary to repurchase the 2026 Senior Notes or the 2027 Notes, upon a change of control as described in the 2026 Senior Notes Indenture or fundamental change as described in the 2027 Notes Indenture, may lead to defaults under such indentures and under agreements governing our existing or future indebtedness. In addition, a change of control may constitute a default under the New Senior Secured Term Loan, the 2026 Senior Notes or the 2027 Notes.

Upon the occurrence of a change of control, as defined in the 2026 Senior Notes Indenture, we must, if certain other conditions are met, make an offer to repurchase the 2026 Senior Notes at a price equal to 101% of the principal amount thereof, together with any accrued and unpaid interest, if any, to, but excluding, the date of the repurchase. Similarly, upon the occurrence of a fundamental change, as defined in the 2027 Note Indenture, we must, if certain other conditions are met, make an offer to repurchase the 2027 Notes at a price equal to 110% of the principal amount thereof, together with any accrued and unpaid interest, if any, to, but excluding, the date of the repurchase. If we become obligated to repurchase the 2026 Senior Notes or 2027 Notes upon a change of control, we may not have enough available cash or may be unable to obtain financing at the time we are required to make purchases of the notes being surrendered. In addition, our ability to repurchase the notes is limited by the agreements governing our existing indebtedness (including the New Senior Secured Term Loan) and may also be limited by law or regulation, or by agreements that will govern our future indebtedness. Our failure to repurchase the 2026 Senior Notes or 2027 Notes at a time when the repurchase is required by the 2026 Senior Notes Indenture or the 2027 Notes Indenture, respectively, would constitute a default under the respective indenture. A default under the governing indenture or the change of control itself could also lead to a default under agreements governing our existing or future indebtedness (including the New Senior Secured Term Loan).

The New Senior Secured Term Loan provides, and future credit agreements or other agreements relating to indebtedness to which we become a party may provide, that the occurrence of certain change of control events with respect to Gannett would constitute a default thereunder. If we experience a change of control event that triggers a default under our New Senior Secured Term Loan, we may seek a waiver of such default or may attempt to refinance the New Senior Secured Term Loan. In the event we do not obtain such a waiver or refinance the New Senior Secured Term Loan, such default could result in amounts outstanding under our New Senior Secured Term Loan being declared due and payable.

The New Senior Secured Term Loan, the 2026 Senior Notes, and the 2027 Notes contain, and future indebtedness that we may incur may contain, prohibitions on the occurrence of certain events that would constitute a change of control or, in the case of the 2026 Senior Notes and the 2027 Notes, require the repurchase of such indebtedness upon a change of control. Moreover, the exercise by the holders of their right to require us to repurchase their 2026 Senior Notes or the 2027 Notes could cause a default under such indebtedness, even if the change of control itself does not, due to the financial effect of such repurchase on us. Finally, the ability to pay cash to the holders of 2026 Senior Notes or the 2027 Notes following the occurrence of a change of control may be limited by our then existing financial resources. There can be no assurance that sufficient funds will be available when necessary to make any required repurchases.

The definition of “change of control” includes a disposition of all or substantially all of the assets of Gannett to any person. Although there is a limited body of case law interpreting the phrase "substantially all," there is no precise established definition of the phrase under applicable law. Accordingly, in certain circumstances there may be a degree of uncertainty as to whether a particular transaction would involve a disposition of "all or substantially all" of the assets of Gannett or would otherwise constitute a change of control under the governing indenture. As a result, it may be unclear as to whether a change of control has occurred and whether a holder of 2026 Senior Notes or 2027 Notes may require us to make an offer to repurchase such notes as described above, and we could, in the future, enter into certain transactions, including acquisitions, refinancings or other recapitalizations that would not constitute a change of control under the governing indenture but that could increase the amount of indebtedness outstanding at such time or otherwise affect our capital structure or our credit ratings or the 2026 Senior Notes or 2027 Notes. As a result, our obligation to repurchase the 2026 Senior Notes or the 2027 Notes upon the occurrence of a change of control may not preserve the value of the 2026 Senior Notes or the 2027 Notes, respectively, in the event of a highly leveraged transaction, reorganization, merger or similar transaction.

Risks Related to our Business

Government imposed COVID-19 vaccine mandates could have a material adverse impact on our business and results of operations.

The Department of Labor’s Occupational Safety and Health Administration ("OSHA") issued an Emergency Temporary Standard ("ETS") requiring that most employers with at least 100 employees ensure that their employees are fully vaccinated for COVID-19 or require employees to obtain a negative COVID-19 test at least once a week. As a company with more than 100 employees, the ETS will require us to mandate COVID-19 vaccination of our workforce or have our unvaccinated employees undergo required weekly COVID-19 testing, which could be difficult and costly. Further, additional vaccine and testing mandates may be announced in jurisdictions in which we operate our business, and there could be potential conflict with actions by certain states that are in conflict with the federal mandate, the impacts of which remain uncertain. Requirements to mandate COVID-19 vaccination of our workforce or require our unvaccinated employees to be tested weekly could result in labor disruptions, employee attrition and difficulty securing future labor needs, and could have a material adverse effect on our revenues, costs, financial condition and results of operations.

Risks Related to our Common Stock

Future offerings of debt securities, which would rank senior to our Common Stock upon our liquidation, and future offerings of equity securities, may be senior to our Common Stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our Common Stock.

We may raise additional capital through the issuance of debt or equity securities (including preferred stock) from time to time. Upon liquidation, holders of our debt securities (including holders of our 2026 Senior Notes and 2027 Notes) and preferred stock, if any, and lenders with respect to other borrowings (including the lenders under the New Senior Secured Term Loan) will be entitled to our available assets prior to the holders of our Common Stock. Preferred stock could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to pay dividends to the holders of our Common Stock. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our Common Stock bear the risk of our future offerings reducing the market price of our Common Stock and diluting the value of their holdings in our stock.

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

Our credit facility contains terms that restrict our ability to pay dividends or other distributions. Under the New Senior Secured Term Loan, we can only pay cash dividends up to an agreed-upon amount and provided that the ratio of Total Indebtedness secured on an equal priority basis with the New Senior Secured Term Loan (net of Unrestricted Cash) to Consolidated EBITDA (as such terms are defined in the New Senior Secured Term Loan) does not exceed a specified ratio. The 2026 Senior Notes Indenture and the 2027 Notes Indenture contain similar dividend restrictions. The 2027 Notes Indenture also provides that, at any time that the Company’s Total Gross Leverage Ratio (as defined in the 2027 Notes Indenture) exceeds 1.5 and we approve the declaration of a dividend, we must offer to purchase a principal amount of 2027 Notes equal to the proposed amount of the dividend. This repurchase offer requirement may make it impractical to declare and pay dividends at any time that the requirement is in effect. Stockholders also should be aware that they have no contractual or other legal right to dividends that have not been declared.

Any determination by our Board of Directors regarding dividends will depend on a variety of factors, including the Company’s GAAP net income, free cash flow generated from operations or other sources, liquidity position and potential alternative uses of cash, such as acquisitions, as well as economic conditions and expected future financial results. There can be no guarantee regarding the timing and amount of any dividends. Our ability to resume payment of dividends in the future will depend on our future financial performance, which, in turn, depends on the successful implementation of our strategy and on financial, competitive, regulatory, technical and other factors, general economic conditions, demand and selling prices for our products, and other factors specific to our industry or specific projects, many of which are beyond our control. Therefore, our ability to generate free cash flow depends on the performance of our operations and could be limited by decreases in our profitability or increases in costs, capital expenditures, or debt servicing requirements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

This item is not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description	Location
4.1
Indenture, by and among Gannett Co., Inc., Gannett Holdings LLC, the Guarantors from time to time party hereto, U.S. Bank National Association, as trustee and U.S. Bank National Association, as collateral agent, registrar, paying agent and authenticating agent.
Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed October 18, 2021.
10.1
First Lien Credit Agreement, by and among Gannett Co., Inc., Gannett Holdings LLC, each Person listed as a “Guarantor” on the signature pages hereto, the lenders from time to time party hereto, Citibank, N.A., as collateral agent and administrative agent for the Lenders.
Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 18, 2021.
10.2	Strategic Alliance Agreement, dated as of July 26, 2021, by and between Tipico USA Technology, Inc. and Gannett Media Corp.	Filed herewith.*
31.1	Rule 13a-14(a) Certification of CEO	Filed herewith.
31.2	Rule 13a-14(a) Certification of CFO	Filed herewith.
32.1	Section 1350 Certification of CEO	Furnished herewith.
32.2	Section 1350 Certification of CFO	Furnished herewith.
101
The following financial information from Gannett Co., Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income; (iii) Condensed Consolidated Statements of Cash Flow; (iv) Condensed Consolidated Statements of Equity; and (v) Notes to Condensed Consolidated Financial Statements
Attached.
104	Cover Page Interactive Data File (formatted as Inline XBRL and embedded within the Inline XBRL document)	Attached.

* Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2021	GANNETT CO., INC.

/s/ Douglas E. Horne
Douglas E. Horne
Chief Financial Officer and Chief Accounting Officer
(On behalf of the Registrant and as principal financial and principal accounting officer)