Form 10-K
period 2021-12-31
Gannett Co., Inc.
filed 2022-02-24
CIK 1579684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                          Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                                      Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
						Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).             Yes  ☐    No  ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant's Common Stock as reported on The New York Stock Exchange on June 30, 2021 was approximately $765.3 million. The registrant has no non-voting common equity.
As of February 18, 2022, 142,779,210 shares of the registrant's Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant's Annual Meeting of Stockholders for 2022 is incorporated by reference in Part III to the extent described therein.

INDEX TO GANNETT CO., INC.
2021 FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our current views regarding, among other things, our future growth, results of operations, performance, and business prospects and opportunities, and are not statements of historical fact. Words such as "anticipate(s)," "expect(s)," "intend(s)," "plan(s)," "target(s)," "project(s)" "believe(s)," "forecast," "will," "aim," "would," "seek(s)," "estimate(s)" and similar expressions are intended to identify such forward-looking statements.

Forward-looking statements are based on management’s current expectations and beliefs and are subject to a number of known and unknown risks, uncertainties, and other factors that could lead to actual results materially different from those described in the forward-looking statements. We can give no assurance our expectations will be attained. Our actual results, liquidity, and financial condition may differ from the anticipated results, liquidity, and financial condition indicated in the forward-looking statements. Forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause our actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others:

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
•Our ability to realize the anticipated benefits of our acquisitions;
•The availability and cost of capital for future investments;
•Our indebtedness may restrict our operations and/or require us to dedicate a portion of cash flow from operations to payments associated with our debt;
•Our current intention not to pay dividends and our ability to pay dividends in the future or at all;
•Our ability to reduce costs and expenses;
•Our ability to maintain proper and effective internal control over financial reporting;
•Our ability to recruit and retain key personnel; and
•Any shortage of skilled or experienced employees with the capabilities necessary to support our business strategies, or our inability to retain such employees.

Additional risk factors that could cause actual results to differ materially from our expectations include, but are not limited to, the risks identified by us under the heading "Risk Factors" in Item 1A of this report and the statements made in subsequent filings. Such forward-looking statements speak only as of the date they are made. Except to the extent required by law, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions, or circumstances on which any statement is based.

PART I

ITEM 1. BUSINESS

Overview

Gannett Co., Inc. ("Gannett", "we", "us", "our", or the "Company") is a subscription-led and digitally-focused media and marketing solutions company committed to empowering communities to thrive. Gannett operates a scalable, data-driven media platform that aligns with our consumer and digital marketing trends. We aim to be the premier source for clarity, connections, and solutions within our communities. Our strategy is focused on driving audience growth and engagement by delivering deeper content experiences to our consumers, while offering the products and marketing expertise our advertisers desire. The execution of this strategy is expected to enable us to continue our evolution from a more traditional print media business to a digitally-focused content platform.

Our current portfolio of media assets includes USA TODAY, local media organizations in 45 states in the U.S., and Newsquest, a wholly-owned subsidiary operating in the United Kingdom ("U.K.") with more than 120 local media brands. We also operate a digital marketing solutions company branded LOCALiQ, that provides a cloud-based platform of products to enable small and medium businesses ("SMBs") to accomplish their marketing goals. In addition, we run what we believe is the largest media-owned events business in the U.S., USA TODAY NETWORK Ventures.

Through USA TODAY, our local property network, and Newsquest, we deliver high-quality, trusted content with a commitment to balanced, unbiased journalism, where and when consumers want to engage with it on virtually any device or platform. Additionally, we have strong relationships with hundreds of thousands of local and national businesses in both our U.S. and U.K. markets due to our large local and national sales forces and a robust advertising and digital marketing solutions product suite. The Company reports in two segments, Publishing and Digital Marketing Solutions. We also have a Corporate and other category that includes activities not directly attributable to a specific reportable segment and includes broad corporate functions such as legal, human resources, accounting, analytics, finance, and marketing. A full description of our reportable segments is included in Note 15 — Segment reporting of the notes to the consolidated financial statements.

The Company has made both internal and external investments in data, product, content, and marketing to align with the shift in spending habits to digital products by both consumers and marketers. In 2021, total digital revenues, which includes Digital advertising and marketing services revenues, Digital-only circulation revenues, and Digital syndication and affiliate revenues, were $1.028 billion, or 32% of our total revenues. As of December 31, 2021 our U.S. media network, which includes USA TODAY and our local properties, had approximately 4,220 journalists. We continue to invest in unique, premium content as we seek to accelerate growth of a subscription-led digital business model, anchored on high-quality, original, impactful journalism. Our U.S. media network averaged 141 million(1) unique visitors monthly during 2021, who accessed content through desktops, laptops, smartphones, and tablets. In the U.K., Newsquest is a publishing and digital leader with approximately 626 journalists as of December 31, 2021 and a network of websites that averaged over 40 million unique visitors monthly during 2021. As of December 31, 2021 we had approximately 1.6 million digital-only subscribers, up 49% year over year.

Until November 19, 2019, our corporate name was New Media Investment Group Inc. ("Legacy New Media") and Gannett Co., Inc. was a separate publicly traded company. On November 19, 2019, New Media completed its acquisition of Gannett Co., Inc. (which was renamed Gannett Media Corp. and is referred to as "Legacy Gannett"). In connection with the acquisition, New Media changed its name to Gannett Co., Inc. and assumed Legacy Gannett's ticker symbol "GCI" (having previously traded under "NEWM"). In addition, effective at 11:59 p.m. Eastern Time on December 31, 2020, the Company's former management agreement (the "Former Management Agreement") with FIG LLC (the "Former Manager") was terminated.

We believe that a number of factors and industry trends have, and will continue to, present risks and challenges to our business. For a detailed discussion of certain factors that could affect our business, results of operations and financial condition, see "Item 1A — Risk Factors."

Publishing Segment

Our Publishing segment is comprised of the following core products:

•Over 550 Digital media brands, including USA TODAY, Sports+, and our local property network in the U.S. and the U.K. exceeding 1.6 million digital-only subscribers as of December 31, 2021;
•USA TODAY Group which includes our sports network (owned and operated as well as affiliates) and Reviewed.com (an affiliate marketing business);

•230 daily print media brands, including our local property network in the U.S. and USA TODAY, with total paid circulation of over 1.9 million and Sunday circulation of 2.2 million as of December 31, 2021;
•249 weekly print media brands (published up to three times per week) with total circulation of approximately 1.4 million at December 31, 2021;
•292 locally-focused websites, which extend our businesses onto digital platforms;
•123 daily and weekly news media brands, as well as over 80 magazines in the U.K. as of December 31, 2021; and
•Our community events platform, USA TODAY NETWORK Ventures.

In addition to our core products, we also opportunistically produce niche publications that address specific local market interests such as recreation, sports, healthcare, and real estate. Many of our publications are located in small and mid-size markets where we are often the primary provider of comprehensive local market news and information. Our content is primarily devoted to topics we believe are highly relevant and of interest to our audiences, such as local news and politics, community and regional events, health and wellness, youth sports, local schools, obituaries, and crime news.

More than 80% of our daily media brands have been published for more than 100 years. We believe the longevity of our publications demonstrates the value and relevance of the local information we provide and has created a strong foundation of reader loyalty and a highly-recognized media brand name in each community we serve.

Since its introduction in 1982, USA TODAY has been a cornerstone of the national media landscape under its recognizable and respected brand. It also serves as the foundation for our newsroom network, the USA TODAY NETWORK, which allows for content sharing capabilities across our local and national markets. Since 1918, our USA TODAY NETWORK newsrooms have won 96 Pulitzer Prizes. Most recently, the Indianapolis Star won the 2021 Pulitzer Prize for National Reporting, alongside partners at The Marshall Project, AL.com and the Invisible Institute, for a year-long investigation that found police dogs attack people suspected of petty crimes, bystanders and even officers, leaving many with life-altering injuries. Also, in 2021, the Louisville Courier Journal was a Pulitzer Prize finalist in two categories, Breaking News and Public Service. This marks five Pulitzer Prize winners and four finalists awarded to Gannett journalists in the last four years.

The scale of our consumer audience across the Publishing segment makes us an attractive marketing partner to various local and national businesses trying to reach consumers. We reach 1 in 2 adults in the U.S., led by USA TODAY and amplified by local media brands within the USA TODAY NETWORK. We are the leading news media publisher in the U.S. in terms of circulation and have the sixth largest digital audience in the News and Information category, based on December 2021 Comscore Media Metrix®; per those metrics, our content reaches more people digitally than Fox News Digital Network, New York Times Digital, Insider Inc. or WashingtonPost.com.(1)

•In our U.S. local property network, the digital audience reached 61.4 million(1) monthly unique visitors, on average, during 2021 while the combined average daily print readership was approximately 4.2 million on Sundays and 5.4 million daily Monday through Saturday. At USA TODAY, the digital audience reached approximately 95.3 million(1) monthly unique visitors, on average, in 2021 and print readership averaged 2.5 million daily Monday through Friday. While our print audience skews to an older demographic, our digital audience skews younger as evidenced by an average 59%(1) of the total U.S. digital millennial audience (ages 25 - 44) that accessed our USA TODAY NETWORK content monthly during 2021.
•In the U.K., our wholly-owned subsidiary, Newsquest, had a digital audience in 2021 of 39.6 million(2) monthly unique users, on average, with a total average print readership of over 3.6 million every week.

The Publishing segment generates revenue primarily through advertising and subscriptions to our print and digital publications and, to a lesser extent, commercial printing and distribution. The USA TODAY NETWORK has developed an efficient operating model utilizing a single content management platform and integrated shared support for back-office operations such as content design and layout services, print and digital creative development, certain sales and service platforms, and accounting and finance. We also centrally manage production and distribution across our entire newsroom network to maximize efficiency.

Advertising and marketing: In 2021, Advertising and marketing services revenues at the Publishing segment were $1.337 billion, which represented 46% of total Publishing segment revenues, consistent with 46% in 2020.

We track our Print advertising revenues in two primary categories: local and national, and classified. Below are descriptions of the categories:

•Local and national advertising includes ads run in our print products, such as our daily or non-daily publications, and are either run-of-press or preprinted inserts (typically stand-alone, multiple page fliers inserted into daily and Sunday print products). Local advertising is associated with local merchants or locally owned businesses and national advertising is principally associated with advertisers who are promoting national products or brands. It also includes national brands that are advertised in our local markets. Examples include retailers, commercial banks, airlines, and telecommunications; and
•Classified advertising includes major categories such as legal, obituaries, automotive, employment, and real estate or rentals. Classified advertising is published in the classified or other sections within the publication.

We track Digital advertising and marketing services revenues in three main categories: digital media, digital classified, and digital marketing services. Below are descriptions of these three categories:

•Digital media represents all display advertising either delivered on our products or off-platform on partner channels such as Facebook Instant Articles and Apple News;
•Digital classified encompasses digital advertising revenues associated with our classified partnerships, including auto, employment (i.e., ZipRecruiter, Recruitology), and real estate (i.e., Homes.com) as well as legal, and obituaries; and
•Digital marketing services represents our integrated, proprietary marketing platform helping local businesses build their online presence, drive awareness and leads, manage and nurture leads, and measure which activities are most effective.

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

The Publishing segment's Advertising and marketing services revenues are subject to moderate seasonality primarily due to fluctuations in advertising volumes tied to holidays and regional weather and activity in our various markets, some of which have a high degree of seasonal residents and tourists. Our Advertising and marketing services revenues are typically highest during the fourth quarter due to holiday and seasonal advertising and lowest in the first quarter following the holiday season.

Circulation: In 2021, Publishing segment Circulation revenues of $1.250 billion comprised 43% of total Publishing segment revenues, down from 45% in 2020, which makes it our single largest revenue category. In a trend generally consistent within the domestic publishing industry, print circulation volumes declined in 2021. Circulation revenues in the U.S. are derived from our all access content subscription model, single-copy sales, and digital-only subscriptions. Circulation revenues at Newsquest are centered more on single-copy sales, with a larger portion of weekly paid-for titles and free titles as compared to our U.S. publications.

Our all access content subscription model in our local markets includes access to our content via multiple platforms including websites, smartphone and tablet applications, and e-Editions, with subscription prices varying significantly by market, frequency, and product, among other variables. As of December 31, 2021, we had 2.0 million subscribers. We offer our customers EZ Pay, a payment system which automatically deducts subscription payments from customers' credit cards or bank accounts. We have experienced greater subscriber retention with our customers that use EZ Pay. At the end of 2021, EZ Pay was used by 58% of all subscribers across our U.S. local property network (not including USA TODAY).

Growing our digital-only subscribers remains a top strategic priority and, in 2021, our digital-only subscribers increased by 49% on a total Company basis to approximately 1.6 million. While over 95% of digital-only subscriptions were generated from local markets, domestically and internationally, at the end of 2021, USA TODAY, for the first time, launched a digital-only subscription model, placing certain premium content behind a paywall. Our primary digital subscriber acquisition strategies include converting our significant organic traffic through on-platform promotion, paywalls, and dynamic meters for our premium content, conversion through our freemium funnel, paid social, and email marketing. Conversion of organic traffic is also achieved through content marketing, enhancing personalization, content targeting capabilities, and enhanced product experience. A variety of pricing strategies are also used, including discounted introductory periods and sales, to encourage trial and habituation before transitioning to the full price rate. In addition to digital-only subscriptions to our media brands, we offer standalone subscriptions to our Sports+ and Crossword apps.

In the U.S. local markets, Circulation revenue is largely subscription based, with approximately 87% of Circulation revenues derived from our all access content subscription model and digital-only subscriptions in 2021.

In addition to the subscription model in our U.S. local markets, single-copy print editions continue to be sold at retail outlets and accounted for approximately 10% of daily and 15% of Sunday net paid circulation volume in 2021. Approximately 47% of the net paid circulation volumes of USA TODAY in 2021 was generated by single-copy sales at retail outlets, vending machines, or hotels that provide copies to their guests. The remainder was generated by home and office delivery, mail, educational, and other sales.

Events: USA TODAY NETWORK Ventures, our events and promotions business, was started in late 2015 to better connect communities and diversify the Company's traditional media offerings. In 2021, USA TODAY NETWORK Ventures produced over 250 events for the Company with a collective attendance over 6.6 million. Due to the COVID-19 pandemic, the majority of events in 2021 continued to be held virtually, although more live events occurred in 2021 than in 2020.

USA TODAY NETWORK Ventures creates impactful consumer engagement and experiences through world-class events, promotions, races, and technologies. Our portfolio includes the largest high school sports recognition program in the country, USA TODAY High School Sports Awards, and other brands including the Official Community's Choice Awards, American Influencer Awards, Rugged Maniac, Hot Chocolate 15K/5K, Blockbuster Bucket List sweepstakes, Amazing Teachers contest, and more. Our events are managed with our proprietary ticketing and registration platform, EnMotive, one of the largest race timing companies in the U.S.

USA TODAY NETWORK Ventures revenues are generated primarily through sponsorship sales, race registrations, ticket sales, and print and digital advertising.

Production and Distribution: Gannett Publishing Services ("GPS") owns and/or operates 35 print facilities. Our print facilities produced 21 publications on average during 2021. By clustering our production resources, utilizing excess capacity for commercial work, or outsourcing where cost-beneficial, we are able to reduce the operating costs of our publications while increasing the quality of our small and mid-size market publications that would typically not otherwise have access to high quality production facilities. We also believe we are able to reduce future capital expenditure needs by having fewer overall pressrooms and buildings. We believe our superior production quality is critical to maintaining and enhancing our position as the leading provider of local news coverage in the markets we serve.

GPS leverages our existing assets, including employee talent and experience, physical plants and equipment, and our vast national and local distribution networks to produce print products for both Gannett and third party customers. GPS is particularly focused on maximizing our geographic footprint to most efficiently produce and transport our printed product. GPS is responsible for internal and external printing, packaging, and distribution. The distribution of our daily newspapers is typically outsourced to independent, locally based, third-party distributors that also distribute a majority of our weekly newspapers and non-newspaper publications. We continuously evaluate lower cost options for newspaper delivery. In addition, certain of our shopper and weekly publications are delivered via the U.S. Postal Service.

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

Competition: Our U.S. and U.K. publishing operations and affiliated digital platforms compete with other media and digital companies for advertising and marketing spend. Our Publishing operations also compete for circulation and readership against other news and information outlets and amateur content creators. Each of our publications compete for advertising revenues to varying degrees with traditional media outlets such as direct mail, yellow pages, radio, outdoor advertising, broadcast and cable television, magazines, local, regional and national newspapers, shoppers, and other print and online media sources, including local blogs. We also increasingly compete with digital and social media companies, as well as advertising networks and other programmatic buying channels for advertising revenues.

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

The Company expects to continue to expand its audience reach in the digital media industry through internal audience development efforts, content distribution programs, acquisitions, and partnerships to protect its audience market share. Additionally, the Company expects to continue to improve its suite of advertising and marketing services products through both internal development and partnerships to protect its advertising market share.

Government Regulation: We are subject to a variety of laws, rules and regulations in numerous jurisdictions within the United States and in each of the countries where we conduct business. These laws, rules and regulations cover several diverse areas including environmental matters, employee health and safety, data and privacy protection and anti-trust provisions. We are committed to conducting our business in accordance with applicable laws, rules and regulations. Compliance with governmental regulations did not have during fiscal 2021, and is not expected to have, a material impact on our capital expenditures, results of operations or competitive position.

Environmental Regulation: The Company is committed to protecting the environment. Our goal is to ensure our production and distribution facilities comply with federal, state, local, and foreign environmental laws and to incorporate appropriate environmental practices and standards in our operations. We believe we are one of the industry leaders in the use of recycled newsprint. During 2021, 12% of our domestic newsprint purchases contained recycled content, with average recycled content of 22%.

Our operations use inks, solvents, and fuels. The use, management, and disposal of certain of these substances are regulated by environmental agencies. We retain a corporate environmental legal consultant who, along with internal and outside counsel, provides advice on regulatory compliance and preventive measures. We believe we are in substantial compliance with all applicable laws and regulations for the protection of the environment and the health and safety of our employees based upon existing facts presently known to us. Compliance with federal, state, and local environmental laws and regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes, and other related activities has had, and will continue to have, an impact on our operations but has been accomplished to date without having a material adverse effect on our operations. While it is difficult to estimate the timing and ultimate costs to be incurred due to uncertainties about the status of laws, regulations, and technology, based on information currently known to us and insurance procured with respect to certain environmental matters, we do not expect environmental costs or contingencies to be material or to have a material adverse effect on our financial performance. Our operations involve risks in these areas, however, and we cannot provide assurance that we will not incur material costs or liabilities in the future which could adversely affect us.

Raw Materials: Newsprint, which is the basic raw material used in our print publications, has been and may continue to be subject to significant price changes from time to time. During 2021, we purchased newsprint as well as other specialty paper grades from 13 domestic and global suppliers. Our total consumption was approximately 180,370 metric tons in 2021, a decrease of 8% from 2020, which included consumption by our owned and operated print sites, third-party printing sites, and Newsquest, and includes consumption for Gannett products as well as products printed commercially for third-parties. In 2021, newsprint availability was constrained due to manufacturing facility closures and on-going capacity shifts between newsprint and specialty paper grades. Further, transportation and other issues challenged and continue to challenge supplier deliveries, including delays that worsened during the fourth quarter of 2021 with increased seasonal demand associated with the holidays. Additionally, inflationary pressures are impacting the overall cost of newsprint and delivery services. The availability and price of newsprint is subject to numerous risks and uncertainties, which are described more fully under "Risk Factors" in this Annual Report on Form 10-K.

Joint Operating Agencies: Our publishing subsidiaries in Detroit, Michigan and York, Pennsylvania each participate in a joint operating agency ("JOA"). In each instance, the JOA performs the production, sales, distribution, and back office functions for our subsidiaries and the publisher of another publication pursuant to a joint operating agreement. Operating results for the Detroit and York JOAs are fully consolidated along with a charge for the minority partners' share of profits.

Digital Marketing Solutions Segment

The mission of our Digital Marketing Solutions ("DMS") segment is to help local businesses thrive by delivering customers and driving leads through technology and insights. The DMS segment, branded LOCALiQ, is a sophisticated, cloud-based platform of products differentiated by our proprietary:
•Marketing automation and management tools;
•Patent-pending artificial intelligence bidding engines with goal-based and omnichannel advertising optimization; and
•Customizable reporting with integrated third party platform data.

We believe local businesses want a single, unified solution to solve their digital marketing needs. Our DMS products and solutions help SMBs thrive in four primary ways:

•Building online presence (i.e., websites, local listings, search engine optimization, social media management, live chat);

•Driving consumer awareness and generating business leads with advertising (i.e., search engine marketing, social advertising, mobile advertising, display advertising, video and over the top advertising, targeted email marketing);
•Building an audience while managing and nurturing leads and customers (i.e., lead alert tools, lead management, lead engagement and automation, job management); and
•Measuring and knowing what works and optimizing future marketing campaigns (i.e., conversion analytics, cross-channel optimization, lead attribution, phone tracking, campaign reporting).

Utilizing our products, we build long-term, recurring revenue relationships while fulfilling our mission of helping local SMBs thrive. As of December 31, 2021, the majority of our DMS customers have a recurring evergreen subscription. With customer budget retention rates of 96% in 2021, we believe the DMS segment provides a stable and predictable business model.

We run an efficient operating model by leveraging our entire sales organization, which includes local sales in our publishing markets, direct and national sales, and inside sales channels, who utilize a single customer relationship management tool and service all clients and campaigns through our proprietary LOCALiQ platform. The LOCALiQ platform has centralized post-sales functions and utilizes integrated shared support for back-office operations such as accounting and finance.

We believe the creation of a complementary go-to-market model of "freemium," do-it-yourself ("DIY"), and buy online channels will continue to expand the DMS customer base and revenue. Our new freemium digital marketing solutions offering, launched on the platform in late 2021, is intended to serve as a low friction tool for acquiring new registered users while providing small businesses immediate marketing value and exposing them to the proprietary functionality of our broader LOCALiQ platform before converting to a paid product. We expect to expand the freemium capabilities throughout 2022, in conjunction with DIY and buy online products that we anticipate adding to the platform portfolio.

Products: Digital marketing requires a holistic view of how online presence, advertising and conversion efforts work together to get results. Our solutions work across the USA TODAY NETWORK and major online platforms such as Google, Facebook, Yahoo!, Microsoft, Snap and others. Our product portfolio offers a simple all-in-one platform powered by artificial intelligence and service experts that grows and adapts with the needs of local business owners. For example, some businesses might need to significantly improve their websites and focus on converting sales leads, while others may need to focus on building awareness of their business and driving more leads to their site and social pages. LOCALiQ DMS identifies the biggest opportunities and provides solutions by recommending the right mix of product platform features and measuring results.

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
•Our online advertising products include award-winning technology for bidding and budget management that cover more than 90% of the U.S. online audience. They also include patent-pending machine learning algorithms which optimize multiple advertising channels and campaigns toward a goal with a single budget. Search engine marketing, which is recorded as Advertising and marketing services revenues accounted for 64% of our DMS segment's total revenues for the year ended December 31, 2021.
•Our lead conversion software is a marketing automation platform that includes tools for capturing web traffic information and converting leads into new customers for clients. We provide tools designed to significantly improve the conversion of leads to customers and to help stay top-of-mind during the prospect's decision-making process by using integrated marketing automation to send new prospects targeted e-mails and alerts reminding them to follow up on each lead. Our lead conversion software also provides reports to show how many leads clients are getting from each marketing source and other important business insights.
•Our additional cloud-based software solutions, offered as a channel partner, include a customer relationship management solution tailored for SMBs, a market-leading collaboration and productivity tool, and voice-over-IP software. Our software solutions are available in North America and our lead conversion software is available in all of our markets.

Distribution: We deliver our suite of products and solutions to local businesses through a combination of our proprietary technology platform, our sales force, and select third-party agencies and resellers. Our DMS segment has sales operations in the

United States, Canada, New Zealand, and the U.K. During 2021, approximately 94% of our DMS segment revenues were generated in North America and the remaining 6% from other international markets. All DMS segment revenues are digital revenues.

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

Strategy

Gannett is committed to a subscription-led business strategy that drives audience growth and engagement by delivering deeper content experiences to our consumers, while offering the products and marketing expertise our advertisers desire. The execution of this strategy is expected to allow the Company to continue its evolution from a more traditional print media business to a digitally focused content creator and marketing solutions platform.

We intend to create stockholder value through a variety of methods including organic growth driven by our consumer and business-to-business strategies as well as through paying down the debt assumed to consummate the acquisition of Legacy Gannett. The five key operating pillars of our strategy include:

Accelerating digital subscriber growth

The broad reach of our newsroom network, linking leading national journalism at USA TODAY, our local property network in 45 states in the U.S. and Newsquest in the U.K. with more than 120 local media brands, gives us the ability to deepen our relationships with consumers at both the national and local levels. We bring consumers local news and information that impacts their day-to-day lives while keeping them informed of the national events that impact their country. We believe this local content is not readily obtainable elsewhere, and we are able to deliver that content to our customers across multiple print and digital platforms. As such, a key element of our consumer strategy is growing our paid digital-only subscriber base. As part of our digital subscriber growth strategy, we expect to continue to develop and launch new digital subscription offerings tailored to specific topics and audiences.

Driving digital marketing services growth by engaging more clients in a subscriber relationship

We are now of significant digital scale, with unique reach at both the national and local community levels. We expect to leverage our integrated sales structure and lead generation strategy to continue to aggressively expand our digital marketing services business into our local markets, both domestically and internationally. Given our extensive client base and volume of digital campaigns, we plan to use data and insights to inform new and dynamic advertising products, such as our "freemium" offering to complement our sales structures, that we believe will deliver superior results.

Optimizing our traditional businesses across print and advertising

We plan to continue to drive the profitability of our traditional print operations through the continued evolution of the core print product, economies of scale, process improvements, and operational focus. We are committed to improving customer service and delivering high quality products for our print subscribers. Print advertising continues to offer a compelling branding opportunity across our network due to our scale and unique reach at both the national and local community levels.

Prioritizing investments into growth businesses that have significant potential and support our vision

By leveraging our unique footprint, trusted brands, and media reach, we identify, experiment, and invest in potential growth businesses. USA TODAY NETWORK Ventures is a strong example of one such experiment that has grown significantly since its founding in 2015. During 2021, we hosted over 250 events and maintained 92% of USA TODAY NETWORK Ventures' revenues as compared to 2020.

Building on our inclusive and diverse culture to center around meaningful purpose, individual growth and customer focus

Inclusion, Diversity and Equity are core pillars of our organization and influence all that we do, from recruiting, development and retention, to day-to-day operations including hiring, onboarding, education, leadership training and professional development. We have published our inclusion goals for 2025 and our ongoing efforts to progress toward them, including an annual workforce diversity report, which was released for the first time in the first quarter of 2021. We believe aligning our culture around empowering our communities to thrive and putting our customers at the center of everything we do will provide the foundation for our broader strategic efforts.

Employees and Human Capital Resources

We believe our employees are our greatest asset and the foundation of our business is the people and employees who make our day-to-day operations possible. Inclusion, Diversity and Equity are core pillars of our organization and we regularly track our progress on workforce demographics. In 2021, we published our first installment of an annual report focused on our inclusion, diversity, and equity efforts. The 2021 annual report outlined current workforce diversity data, Gannett's inclusion goals that reach into 2025, as well as the steps we are taking to achieve our goals. The 2021 report highlighted how we are working to meet our goals, including through our employee resource groups ("ERGs"), inclusion training library, emerging leaders program, and diversity advisory council, and improving our recruiting and hiring process to attract more diverse talent, among other things. Gannett expects to continue publishing company-wide workforce demographics twice a year, and 2021 was the first year we gathered intersectional demographic data including military status, LGBTQ+ status, and identification with multiple ethnicities, to enhance our visibility of inclusion among our employees.

During 2021, the Company also expanded its employee outreach and communications through the launch of an inclusion newsletter, which provides inclusion, diversity and equity news and information, insights on Gannett's latest efforts around inclusion, and details on how employees can participate. The inclusion training library, also developed in 2021, is available to all employees, with courses focused on building an inclusion, diversity, and equity mindset throughout the employee experience. Course materials cover topics such as creating a culture of inclusion, inclusive recruitment, hiring and onboarding, and strengthening a culture of inclusion through employee development.

In 2021, Gannett was recognized by Forbes Best Employers for Diversity for the second year in a row. Gannett was also recognized in the 2021 Best Places to Work for LGBTQ Equality. In 2022, for the fifth year in a row, Gannett received a perfect score of 100 on the Corporate Equality Index, the nation’s premier benchmarking survey and report measuring corporate policies and practices related to LGBTQ workplace equality and inclusion.

Enabling a positive employee experience, within a values-based, inclusive work culture, is a top priority at Gannett. Aligned to our purpose, we endeavor to provide engaging work and foster a culture that supports our employees’ ability to reach their goals and grow through learning and development. We aim to cultivate a safe, diverse, inclusive, and equitable culture with broad promotion of ERGs, with eleven active ERGs operating in the Company. We now operate within a "4c" model to establish goals, determine topics for programming and live discussions, as well as track progress and successes. This 4c model includes the four strategic pillars of Career, Culture, Company, and Community and directly aligns to our Inclusion, Diversity, and Equity strategy. Our two-way communication strategies include intersectional ERG events, monthly Town Hall meetings with our Chief Executive Officer and senior leadership, and our Together employee newsletter, which shares strategies on topics such as remote working, staying connected, and vaccination information and resources.

We listen through bi-annual Your Voice Engagement surveys, multiple Pulse surveys targeting current concerns, and Glint surveys to understand the Gannett employee experience. The performance review process includes goal setting as well as regular manager feedback and coaching to assist with the career growth of our employees, and the use of development plans for individual career growth. We understand the critical need for succession planning and have developed talent and succession plans with customized development plans for critical roles within the organization. On an annual basis, the Board of Directors reviews the succession plans for key senior leadership. Our learning programs have been designed to successfully orient employees, build leadership capabilities and meet individual development needs. Through our centralized Learning Experience Platform, we deliver and manage both internally developed and customized programs such as our leadership development program, as well as partner programs. To further our employees' experience, we offer a volunteer time benefit and community giving campaigns and added Juneteenth as an additional holiday in 2021.

As of December 31, 2021, we employed approximately 13,800 employees in the U.S., of which approximately 17% are represented by labor unions, most of which are affiliated with one of seven international unions. As of December 31, 2021, there were approximately 2,500 employees outside of the U.S., including approximately 1,800 employed by Newsquest in the

U.K. Our U.K. subsidiaries bargain with two unions over working practices, wages, and health and safety issues only. Most of our unionized employees work under collective bargaining agreements that have expired, are in the negotiation process, or are negotiating towards an initial collective bargaining agreement. As of December 31, 2021, there were approximately 79 existing collective bargaining agreements and 15 bargaining units negotiating initial contracts. We believe relations with our employees are generally good, and we had no work stoppages during 2021 at any of our publications.

Climate Change

Gannett's mission of empowering communities to thrive cannot be achieved without considering the pillars that make up our corporate social responsibility platform. As part of our commitment to social responsibility, Gannett strives to minimize its environmental impact through sustainable business practices for sourcing, consumption, and waste. We have taken a number of steps within the organization in an effort to reduce our use of water, to recover and recycle electricity and fossil fuels when possible, and to pursue green energy options where available. We continue to reduce the number of presses in operation by consolidating print operations and by significantly reducing the square footage of our office space through consolidation of offices, in many cases, to more energy efficient spaces. Gannett expects to complete a carbon emissions report during 2022 that will help establish targets around Gannett's carbon usage.

Gannett will continue its efforts to represent the concerns of the local and national communities where we live and work, reporting on local issues including climate impacts, water quality and sanitation. Gannett launched a National Climate Change reporting team covering the full USA TODAY NETWORK and published more than 270 stories, newsletters or major projects about climate change and the environment in 2021. The USA TODAY NETWORK publishes a weekly newsletter, Climate Point, that curates content about the environment, sustainability, and climate change from across the network for a national audience, helping readers make better informed decisions for themselves, their families, and their communities.

Corporate Governance and Public Information

The address of Gannett’s website is www.gannett.com. Stockholders can access a wide variety of information on Gannett’s website, under the "Investor Relations" tab, including corporate governance information, news releases, Securities and Exchange Commission ("SEC") filings, and information Gannett is required to post online pursuant to applicable SEC and New York Stock Exchange ("NYSE") rules. Gannett makes available via its website all filings it makes under the Securities and Exchange Act of 1934, as amended, including Forms 10-K, 10-Q, and 8-K, as well as any related amendments as soon as reasonably practicable after they are filed with, or furnished to, the SEC. All such filings are available free of charge. The content of, or information available on, Gannett's website and any other website referred to in this report are not a part of, and are not incorporated by reference into, this report unless expressly noted otherwise.

References

(1) 2021 Comscore Inc., US Multi-Platform, Desktop 2+ and Total Mobile 18+, December 2019-December 2021
(2) Google Analytics

Major Publications and Markets We Serve

Products

Our traditional media product mix consists of five publication types: (i) daily newspapers, (ii) weekly newspapers, (iii) shoppers, (iv) niche publications, and (v) digital media sites. Most of our print publications have a digital presence as discussed in the following table. Some of the key characteristics of each of these types of publications are also summarized in the table below:

To support the ongoing digital transformation among our portfolio of products, the Company frequently evaluates the frequency, number, and types of products within each publication type. Strategies for reaching our over 100 million monthly print and digital consumers evolve along with geo targeting capabilities and digital marketing solutions as the audience becomes more digital. The number of products within each publication type shifts regularly as the Company identifies opportunities to best serve consumer and advertiser needs.

	Daily Newspapers	Weekly Newspapers	Shoppers	Niche Publications	Digital Media Sites
Cost:	Paid	Paid and free	Paid and free	Paid and free	Paid and free
Distribution:	Distributed four to seven days per week	Distributed one to three days per week	Distributed weekly	Distributed on a weekly, bi-weekly, monthly, quarterly, or annual basis	Digital, updated daily
Format:	Printed on newsprint, folded	Printed on newsprint, folded	Printed on newsprint, folded, or booklet	Printed on newsprint or glossy, folded, booklet, magazine, or book	Websites and mobile apps
Content:	Editorial (local news and coverage of community events, some national headlines) and ads (including classifieds)	Editorial (local news and coverage of community events, some national headlines for smaller markets which cannot support a daily newspaper) and ads (including classifieds)	Almost 100% ads, primarily classifieds, display, and inserts	Niche content and targeted ads (e.g., city guides, tourism guides, directories, and calendars)	Editorial, gaming, and ads
Income:	Revenue from advertisers, subscribers, rack/box sales	Paid: Revenue from advertising, subscribers, rack/box sales Free: Advertising revenue only, provide 100% market coverage	Paid: Revenue from advertising, rack/box sales Free: Advertising revenue only, provide 100% market coverage	Paid: Revenue from advertising, rack/box sales Free: Advertising revenue only	Revenue from advertisers and subscribers
Internet Availability:	Maintain locally oriented websites, mobile sites, and mobile apps for most locations	Major publications maintain locally oriented websites and mobile sites for select locations	Major publications maintain locally oriented websites	Selectively available online	Online only

Overview of Operations

We reach a large, diverse audience through our print and digital daily and non-daily publications throughout the U.S. and the U.K. Our journalism network is powered by an integrated and award-winning news organization comprised of approximately 4,846 journalists with deep roots in 229 local communities, plus USA TODAY, and across our U.K. markets. During 2021, our combined monthly digital reach averaged 141 million monthly unique visitors in the U.S., while our U.K. media organizations averaged over 40 million unique visitors monthly.

The following table sets forth information regarding the number of publications and production facilities in our Publishing segment as of December 31, 2021:

LOCAL PROPERTY NETWORK MEDIA ORGANIZATIONS
	Publications		Production Facilities
State / Territory	Dailies	Weeklies
Alabama	3	2	1
Arizona	1	—	1
Arkansas	1	4	—
California	7	8	1
Colorado	2	5	1
Connecticut	1	—	—
Delaware	1	4	1
Florida	18	6	4
Georgia	3	6	1
Illinois	11	11	1
Indiana	9	5	2
Iowa	4	9	1
Kansas	3	—	1
Kentucky	2	—	—
Louisiana	7	2	—
Maine	—	2	—
Maryland	2	1	—
Massachusetts	10	65	1
Michigan	14	14	1
Minnesota	1	6	—
Mississippi	2	1	1
Missouri	2	—	1
Montana	1	—	—
Nevada	1	—	—
New Hampshire	2	3	1
New Jersey	9	14	2
New Mexico	6	—	1
New York	12	8	1
North Carolina	12	4	2
North Dakota	1	—	—
Ohio	21	28	2
Oklahoma	4	1	—
Oregon	2	1	—
Pennsylvania	12	3	—
Rhode Island	2	—	1
South Carolina	3	4	—
South Dakota	3	1	—
Tennessee	8	6	1
Texas	9	18	3
Utah	1	1	—
Vermont	1	—	—
Virginia	2	—	—
Washington	1	—	—
West Virginia	1	2	—
Wisconsin	11	4	2
Total	229	249	35

The following table lists information for our major publications and their affiliated digital platforms in the U.S.:

			Combined Average Circulation
Title	Related Website(s)	Location	Daily(1)	Sunday(1)
USA TODAY	www.usatoday.com	McLean, Virginia	781,193	534,592
Detroit Free Press	www.freep.com	Detroit, Michigan	83,733	896,634
The Columbus Dispatch	www.dispatch.com	Columbus, Ohio	137,374	134,754
The Arizona Republic	www.azcentral.com	Phoenix, Arizona	109,034	320,249
Milwaukee Journal Sentinel	www.jsonline.com	Milwaukee, Wisconsin	75,676	115,026
The Oklahoman	www.oklahoman.com	Oklahoma City, Oklahoma	39,639	50,521
The Indianapolis Star	www.indystar.com	Indianapolis, Indiana	58,501	150,852
The Cincinnati Enquirer	www.cincinnati.com	Cincinnati, Ohio	50,165	95,239
The Courier-Journal	www.courier-journal.com	Louisville, Kentucky	45,250	115,546
The Austin American-Statesman	www.statesman.com	Austin, Texas	47,217	67,639
The Record	www.northjersey.com	Bergen, New Jersey	39,683	48,684
The Des Moines Register	www.desmoinesregister.com	Des Moines, Iowa	40,768	91,427
Democrat and Chronicle	www.democratandchronicle.com	Rochester, New York	43,101	73,569
The Akron Beacon Journal	www.beaconjournal.com	Akron, Ohio	40,804	50,824
The Providence Journal	www.providencejournal.com	Providence, Rhode Island	41,289	48,057
The Tennessean	www.tennessean.com	Nashville, Tennessee	33,693	103,420
(1)Daily and Sunday combined average circulation is print, digital replica, digital non-replica, and affiliated publications according to the Alliance for Audited Media's September 2021 Quarterly Publisher's Statement.

Newsquest has a portfolio of over 120 news brands and more than 80 magazines, published in print and online in the U.K. With a digital audience averaging more than 40 million users a month and more than 3.6 million readers in print, Newsquest's content is read by a substantial portion of the U.K. population. In addition to local news brands, Newsquest owns the digital businesses s1jobs and s1Homes, Exchange & Mart, and a specialist magazine business.

The following table presents information for our major local media organizations and affiliated digital platforms operated by Newsquest in the U.K. as of December 31, 2021.

DAILY PAID-FOR LOCAL MEDIA ORGANIZATIONS AND AFFILIATED DIGITAL PLATFORMS / NEWSQUEST
Title	Related Website(s)	Location	Circulation Monday - Saturday(1)
Basildon & Southend Echo	www.echo-news.co.uk	Basildon, Southend on Sea	11,107
Bolton News	www.theboltonnews.co.uk	Bolton	5,562
Bournemouth - The Daily Echo	www.bournemouthecho.co.uk	Bournemouth	7,989
Bradford Telegraph & Argus	www.thetelegraphandargus.co.uk	Bradford	6,852
Colchester Daily Gazette	www.gazette-news.co.uk	Colchester	5,628
Dorset Echo	www.dorsetecho.co.uk	Dorset	5,963
Glasgow - Evening Times	www.eveningtimes.co.uk	Glasgow	10,996(2)
Greenock Telegraph	www.greenocktelegraph.co.uk	Greenock	6,130(2)
Lancashire Telegraph	www.lancashiretelegraph.co.uk	Blackburn, Burnley	4,641
Oxford Mail	www.oxfordmail.co.uk	Oxford	6,337
South Wales Argus - Newport	www.southwalesargus.co.uk	Newport	5,749
Southampton - Southern Daily Echo	www.dailyecho.co.uk	Southampton	9,026
Swindon Advertiser	www.swindonadvertiser.co.uk	Swindon	5,474
The Argus Brighton	www.theargus.co.uk	Brighton	7,886
The Herald, Scotland	www.heraldscotland.co.uk	Glasgow, Edinburgh	19,301(2)
The National, Scotland	www.thenational.scot	Glasgow, Edinburgh	9,395(2)
The Northern Echo	www.thisisthenortheast.co.uk	Darlington	13,106
The Press - York	www.yorkpress.co.uk	York	7,773
Worcester News	www.worcesternews.co.uk	Worcester	3,960
The Leader	www.leaderlive.co.uk	Wrexham	4,404
The Mail	www.nwemail.co.uk	Cumbria	3,469
News & Star	www.newsandstar.co.uk	Carlisle	3,879
Oldham Times	www.theoldhamtimes.co.uk	Oldham	1,004
(1)Unless otherwise noted, all circulation figures are according to Joint Industry Currency for Regional Media Research results for the period January to June 2021.
(2)Circulation figures are according to BPA Worldwide results for the period January to December 2020 as auditing occurs annually and is not yet available for 2021.

ITEM 1A. RISK FACTORS

You should carefully consider the following risks and other information in this Annual Report on Form 10-K in evaluating us and our Common Stock. Any of the following risks could materially and adversely affect our results of operations, our financial condition, and the market price of our Common Stock. Although the risk factors are grouped by general category, many of the risks described in a given category relate to multiple categories.

Risk Factor Summary

The following is a summary of some of the risks and uncertainties that could materially adversely affect our business, financial condition and results of operations, which are discussed in more detail below:

•We operate in a highly competitive business environment, and our success depends on our ability to compete effectively, including through the implementation of our strategic initiatives and development of new and enhanced products and services.
•Our indebtedness could materially and adversely affect our business or financial condition.
•Certain actions, including our ability to incur additional indebtedness, require the consent of our lenders and note holders which, if not provided, would limit our ability to take advantage of future opportunities.
•Our inability to raise funds necessary to repurchase the 2026 Senior Notes or the 2027 Notes, upon a change of control as described in the 2026 Senior Notes Indenture or fundamental change as described in the 2027 Notes Indenture, may lead to defaults under such indentures and under agreements governing our existing or future indebtedness. In addition, a change of control may constitute a default under the New Senior Secured Term Loan, the 2026 Senior Notes or the 2027 Notes.
•Our strategy of growing our paid digital-only subscriber base may negatively impact advertising revenues in the near term.
•We may be unsuccessful in our efforts to execute our digital revenue strategy and optimize our revenue streams.
•Our DMS segment substantially utilizes online media acquired from third parties and our business could be materially adversely affected if these companies take actions that are adverse to our interests or otherwise restrict our ability to do business.
•Our ability to generate revenues is highly sensitive to the strength of the economies in which we operate and the demographics of the local communities that we serve.
•The ongoing COVID-19 pandemic has disrupted and may continue to disrupt normal business activity, which could have an adverse effect on our results of operations.
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
•Domestic and/or foreign jurisdictions may enact gross receipts taxes on our digital services which, if we are required to pay, could materially adversely affect our cash flows and financial condition.
•Any significant increase in newsprint costs or disruptions in our newsprint supply chain, including as a result of manufacturing facility closures and on-going capacity shifts between newsprint and specialty paper grades, transportation and other issues that are challenging supplier deliveries, increased demand, and inflationary pressures, may materially and adversely affect our business, results of operations and financial condition.
•The value of our intangible assets may become impaired, which could materially and adversely affect future reported results of operations.
•If we fail to maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.
•We may not be able to protect intellectual property rights upon which our business relies and, if we lose intellectual property protection, our assets may lose value.

•We are subject to environmental and employee safety and health laws and regulations that could cause us to incur significant compliance expenditures and liabilities.
•Our possession and use of personal information and the use of payment cards by our customers and users present risks and expenses that could harm our business. Unauthorized access to or disclosure or manipulation of such data, whether through breach of our, or our third party service providers', network security or otherwise, could expose us to liabilities and costly litigation and damage our reputation.
•Privacy and security-related laws and other data security requirements are constantly evolving and may increase our compliance costs and potential for liability, either of which may have an adverse effect on our business, financial condition and results of operations.
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
•A shortage of skilled or experienced employees with the capabilities necessary to support our business strategies, or our inability to retain such employees, could pose a risk to achieving our business objectives, which could materially adversely affect our business and profitability.
•A number of our employees are unionized, and our business and results of operations could be materially adversely affected if current or additional labor negotiations or contracts were to further restrict our ability to maximize the efficiency of our operations.
•Sustained increases in costs of employee health and welfare benefits may reduce our profitability.
•Our Former Manager is not liable to us for certain acts or omissions performed in accordance with, and prior to the termination of, the Former Management Agreement, and for certain matters in connection with the termination of our relationship with the Former Manager, and we may incur liability for such acts or omissions.
•Our stock price is subject to volatility and there can be no assurance that the market for our stock will provide adequate liquidity.
•Sales or issuances of shares of our Common Stock, including upon conversion of the 2027 Notes, could materially adversely affect the market price of our Common Stock.
•We presently have no intention to declare or pay a dividend, the terms of our indebtedness restrict our ability to pay dividends, and we may not be able to pay dividends in the future or at all.
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
•Future offerings of debt securities, which would rank senior to our Common Stock upon our liquidation, and future offerings of equity securities, which may be senior to our Common Stock for the purposes of dividend and liquidating distributions, may materially adversely affect the market price of our Common Stock.

Risks Related to Competition

We operate in a highly competitive business environment, and our success depends on our ability to compete effectively, including through the implementation of our strategic initiatives and development of new and enhanced products and services.

We face significant competition from other providers of news, information and entertainment services, including both traditional and other providers. This competition continues to intensify as a result of changes in technologies, platforms and business models and corresponding changes in consumer and customer behavior, and we may be adversely affected if consumers or customers migrate to other alternatives. The number of choices available to consumers for content consumption has increased and may adversely impact demand for, and the price consumers are willing to pay for our products and services. Consumption of our content on third-party delivery platforms may also lead to loss of distribution and pricing control, loss of a direct relationship with consumers and lower engagement and subscription rates. These trends and developments have adversely affected, and may continue to adversely affect, our circulation and subscription revenue and advertisers’ willingness to purchase advertising from us, as well as increase subscriber acquisition, retention and other costs.

Technological developments have in some cases also increased competition by lowering barriers to entry. Other digital platforms and technologies, such as user-generated content platforms and self-publishing tools, have reduced the effort and expense of producing and distributing certain types of content on a wide scale, allowing digital-only content providers, customers, suppliers and other third parties to compete with us, often at a lower cost. Additional digital distribution channels, such as digital marketplaces, have presented, and may continue to present, challenges to our business models, which could adversely affect sales volume and pricing.

In order to compete effectively, we must differentiate and distinguish our brands and our products and services, respond to and develop new technologies, distribution channels and platforms, products and services, and anticipate and consistently respond to changes in consumer and customer needs, preferences and behaviors. For example, we rely on brand awareness, reputation and acceptance of our content and other products and services in order to retain and grow our consumers and subscribers. However, consumer preferences change frequently and are difficult to predict, and when faced with a multitude of choices, consumers may place greater value on the convenience and price of products and services than they do on their source, quality or reliability. Online traffic and product and service purchases are also driven by internet search results, referrals from social media and other platforms and visibility on digital marketplace platforms and in mobile app stores. Search engine results and digital marketplace and mobile app store rankings are based on algorithms that are changed frequently, and social media and other platforms may also vary their emphasis on what content to highlight for users. Any failure to successfully manage and adapt to these changes across our businesses, including those affecting how our content, apps, products and services are discovered, prioritized, displayed and monetized, could impede our ability to compete effectively by significantly decreasing traffic to our offerings, lowering advertiser interest in those offerings, increasing costs if free traffic is replaced with paid traffic and lowering product sales and subscriptions. A loss in the expected popularity or discoverability of our content or other products and services could have a material adverse effect on our business, financial condition or results of operations.

We expect to continue to pursue new strategic initiatives and develop new and enhanced products and services in order to remain competitive. We have incurred, and expect to continue to incur, significant costs in order to implement our strategies and develop new products and services, as well as other costs to acquire, develop, adopt, upgrade and exploit new and existing technologies and attract and retain employees with the necessary knowledge and skills to support our priorities. There can be no assurance any of our strategic initiatives, products or services will be successful in the manner or time period or at the cost we expect or that we will realize the anticipated benefits we expect to achieve. The failure to realize those benefits could have a material adverse effect on our business, results of operations and financial condition.

Some of our current and potential competitors may have fewer regulatory burdens, better competitive positions in certain areas, greater access to sources of content, data, technology or other services or strategic relationships or easier access to financing, which may allow them to respond more effectively to changes in technology, consumer and customer needs, preferences and behavior and market conditions. Continued consolidation among competitors in certain industries in which we operate may increase these advantages, including through greater scale, financial leverage or access to content, data, technology and other offerings. If we are unable to compete successfully against existing or future competitors, our business, results of operations and financial condition could be materially and adversely affected.

Risks Related to Our Indebtedness

Our indebtedness could materially and adversely affect our business or financial condition.

Our indebtedness, incurred from time to time, could have significant consequences on our future operations, including making it more difficult for us to satisfy our debt obligations and our other ongoing business obligations, which may result in defaults, and limit our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industries in which we operate, and the overall economy. Our outstanding indebtedness includes the New Senior Secured Term Loan, the 2026 Senior Notes and the 2027 Notes (each as defined below). On October 15, 2021, Gannett Holdings LLC ("Gannett Holdings"), our wholly-owned subsidiary, issued $400 million aggregate principal amount of 6.00% first lien notes due November 1, 2026 (the "2026 Senior Notes") and entered into a five-year senior secured term loan facility in an aggregate principal amount of $516 million (the "New Senior Secured Term Loan") with Citibank N.A., as collateral agent and administrative agent for the lenders. In addition, on January 31, 2022, Gannett Holdings entered into an amendment to the New Senior Secured Term Loan to provide for incremental term loans (the "Incremental Term Loans") in an aggregate principal amount not to exceed $50 million. All obligations under the New Senior Secured Term Loan, including the Incremental Term Loans and the 2026 Senior Notes are secured by all or substantially all of the assets of the Company and the wholly-owned domestic subsidiaries of the Company (the "Guarantors"). The net proceeds of the issuance of the 2026 Senior Notes, together with the proceeds of the New Senior Secured Term Loan (not including the Incremental Term Loans), and real estate and asset sales, were used to prepay in full the obligations outstanding under our five-year, senior-secured term loan facility with the lenders from time to time party thereto and Citibank, N.A., as collateral agent and administrative agent for the lenders, in an aggregate principal amount of $1.045 billion (the "5-Year Term Loan"). We may incur additional indebtedness in the future.

The New Senior Secured Term Loan (including the Incremental Term Loans) matures on October 15, 2026, and bears interest at the Adjusted Term SOFR (which shall not be less than 0.50% per annum) plus a margin equal to 5.00% per annum or an alternate base rate (which shall not be less than 1.50% per annum) plus a margin equal to 4.00% per annum. Accordingly, we are required to dedicate a substantial portion of cash flow from operations to fund interest payments. The New Senior Secured Term Loan amortizes at a rate equal to 10% per annum (or, if the ratio of Total Indebtedness secured on an equal priority basis with the New Senior Secured Term Loan (net of Unrestricted Cash) to Consolidated EBITDA (as such terms are defined in the New Senior Secured Term Loan) is equal to or less than a specified ratio, 5% per annum) payable in equal quarterly installments. In addition, we are required to repay the New Senior Secured Term Loan from time to time with (i) the proceeds of non-ordinary course asset sales and casualty and condemnation events, (ii) the proceeds of indebtedness that is not otherwise permitted under the New Senior Secured Term Loan and (iii) the aggregate amount of cash and cash equivalents on hand at the Company and its restricted subsidiaries in excess of $100 million as of the last day of any fiscal year of the Company (beginning with the fiscal year ending December 31, 2021). Our debt service obligations reduce the amount of cash flow available to fund our working capital, capital expenditures, investments and potential distributions to stockholders. Moreover, there can be no assurance that we will be able to generate sufficient cash flow to satisfy our debt service obligations. Our ability to satisfy our debt service obligations depends on our ability to generate cash flow from operations, which is subject to a variety of risks, including general economic conditions and the strength of our competitors, which are outside our control.

The terms of our indebtedness impose significant operating and financial restrictions on us. The New Senior Secured Term Loan, the 2026 Senior Notes, and the 2027 Notes require us to comply with numerous affirmative and negative covenants, including, in the case of the New Senior Secured Loan and the 2027 Notes, a requirement to maintain minimum liquidity of $30.0 million at the end of each fiscal quarter, and restrictions limiting our ability to, among other things, incur additional indebtedness, make investments and acquisitions, pay certain dividends, sell assets, merge, incur certain liens, enter into agreements with our affiliates, change our business, engage in sale/leaseback transactions, and modify our organizational documents. These requirements may make it impractical to declare and pay dividends at any time that the requirements are in effect. Stockholders also should be aware that they have no contractual or other legal right to dividends that have not been declared. See also "Risks Related to our Common Stock" below.

A failure to satisfy our debt service obligations on the New Senior Secured Term Loan, a breach of a covenant in our credit facility, or a material breach of a representation or warranty in our credit facility, among other events specified in the credit facility, could give rise to a default, which could give rise to the right of our lenders to declare our indebtedness, together with accrued interest and other fees, to be immediately due and payable. A failure to satisfy our debt service or conversion obligations on the 2026 Senior Notes or the 2027 Notes, among other events specified in the 2026 Senior Notes Indenture or the 2027 Notes Indenture, could also give rise to a default, which could give rise to the right of noteholders to declare the principal of the 2026 Senior Notes and/or the 2027 Notes, together with accrued and unpaid interest, to be immediately due and payable. A default under the credit facility or any of our indentures could also lead to a default under the other agreements governing our existing or future indebtedness (including the credit facility or any of our indentures, as the case may be). An acceleration of our indebtedness would have a material adverse effect on our business, financial condition, results of operations, cash flows and stock price.

Certain actions, including our ability to incur additional indebtedness, require the consent of our lenders and note holders which, if not provided, would limit our ability to take advantage of future opportunities.

Our loan agreements, including the New Senior Secured Term Loan, the 2026 Senior Notes and the 2027 Notes, contain restrictions and covenants that limit our ability to take certain actions without requisite lender approval, approval of the holders of a majority in principal amount of the notes then outstanding, or modification of the loan agreements. These limitations include restrictions on our ability to incur additional indebtedness or refinance our existing debt, make certain investments and acquisitions, pay certain dividends, sell assets, merge, incur certain liens, enter into agreements with our affiliates, change our business, engage in sale/leaseback transactions, and modify our organizational documents. While we have historically partnered with lenders that we have established relationships with and whose priorities and interests are familiar to us, many of the lenders or holders under the New Senior Secured Term Loan and the holders of the 2026 Senior Notes are not historic relationships. There is no assurance that these lenders will approve or consent to our activities, even if the activities are in the best interests of our stockholders. If we are unable to secure the required consent of our lenders or noteholders, our ability to take advantage of future opportunities, including acquisition or financing opportunities, could be restricted.

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

Risks Related to Digital Commerce and Media

Our strategy of growing our paid digital-only subscriber base may negatively impact advertising revenues in the near term.

A key element of our consumer strategy is growing our paid digital-only subscriber base, which may lead to declines in our existing advertising revenue. To implement our strategy and grow our paid digital-only subscriber base, we may need to restrict certain content from non-subscriber access or limit the amount of content non-subscribers can view in an effort to encourage non-subscribers to become paid digital subscribers. In the short-term, this strategy may reduce the number of unique visitors accessing our content and, in turn, reduce our digital advertising revenue. Over time, the anticipated increase in the number of paid digital-only subscribers is expected to increase our circulation revenue derived from paid digital-only subscribers as well as our digital advertising revenues. However, there can be no assurance that we will be able to increase the number of our digital-only subscribers in amounts or within the time periods we expect. If we are unable to grow or retain the volume of such subscribers, our circulation and advertising revenues could decline materially and adversely affecting our results of operations and financial condition.

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

Print-related revenue streams have continued to decline at a significant pace. We have focused on offsetting traditional print advertising and circulation revenue declines in part by diversifying our sources of revenue through the development and acquisition of complementary businesses with growth potential. For example, our business USA TODAY NETWORK Ventures produces local events. In addition, with the acquisition of Legacy Gannett, we expanded our digital marketing solutions businesses.

There can be no assurance that we will be able to grow revenue from these or other complementary businesses we may develop internally or acquire, or that any revenue generated by new business lines will be adequate to offset revenue declines from our legacy businesses. For example, technological developments could adversely affect the availability, applicability, marketability and profitability of the suite of SMB services we offer. Technological developments and any changes we make to our business strategy may require significant capital investments, and such investments may be restricted by the New Senior Secured Term Loan.

These complementary businesses also face competition from various digital media providers, such as Google and Yahoo!, which may have more resources to invest in product development and marketing. Our salesforce may not be able to utilize the relationships we have throughout our local property network to effectively sell these products. If we are unable to diversify our traditional revenues with revenues from complementary businesses, we may experience persistent declines in revenue which could materially and adversely affect our results of operations and financial condition.

Our DMS segment substantially utilizes online media acquired from third parties and our business could be materially adversely affected if these companies take actions that are adverse to our interests or otherwise restrict our ability to do business.

Our DMS segment substantially utilizes online media acquired from third parties, particularly Google, Yahoo!, Facebook and Microsoft, which account for a large majority of all U.S. internet searches and traffic. These companies, and the other companies with which we do business, have no obligation to conduct business with us, and may decide at any time and for any reason to significantly curtail or inhibit our ability to do business with them. Additionally, any of these companies may make significant changes to their respective business models, policies, systems, plans or ownership, and those changes could impair or inhibit the manner in which they sell their advertising units or otherwise conduct their business with us. For example, new privacy controls and tracking transparency frameworks that have been implemented or may be implemented in the future, by platforms such as Facebook, Google, and Apple would limit our ability to access and use data from consumers through those platforms, which we rely on for digital advertising and marketing. Any such controls or transparency frameworks may impair our ability to market to consumers. Any new developments or rumors of developments regarding business practices at companies that affect the online advertising industry may materially and adversely affect our products or services, or create perceptions with our clients that our ability to compete in the online marketing industry has been impaired.

Risks Related to Macroeconomic Factors

Our ability to generate revenues is highly sensitive to the strength of the economies in which we operate and the demographics of the local communities that we serve.

Our advertising revenues and, to a lesser extent, circulation revenues, depend upon a variety of factors specific to the communities that our publications serve. These factors include, among others, the size and demographic characteristics of the local population, local economic conditions in general and the economic condition of the retail segments of the communities that our publications serve. If the local economy, population or prevailing retail environment of a community we serve experiences a downturn, our publications, revenues and profitability in that market could be materially and adversely affected. Our advertising revenues are also susceptible to negative trends in the general economy that affect customer spending, and is impacted by other external factors such as competitors' pricing, and advertisers' decisions to increase or decrease their advertising expenditures in response to anticipated consumer demand. The advertisers in our newspapers and other publications and related websites are primarily retail businesses that can be significantly affected by regional or national economic downturns and other developments. For example, many traditional retail companies continue to face greater competition from online retailers and face uncertainty in their businesses, which has reduced and may continue to reduce their advertising spending. Declines in the U.S. economy could also significantly affect key advertising revenue categories, including classified ads such as help wanted, real estate, and automotive. The effects of the COVID-19 pandemic have generally exacerbated these circumstances.

The ongoing COVID-19 pandemic has disrupted and may continue to disrupt normal business activity, which could have an adverse effect on our results of operations.

The global spread of COVID-19 and the efforts to control it have disrupted, and reduced the efficiency of, normal business activities in much of the world. In response to the pandemic, authorities around the world implemented numerous unprecedented measures such as travel restrictions, quarantines, shelter in place orders, widespread business closures, and vaccine mandates. These measures have impacted, and will likely continue to impact our workforce and operations, and those of our customers and suppliers. The COVID-19 pandemic has also significantly increased economic and demand uncertainty, caused inflationary pressure in the U.S., U.K. and elsewhere, led to disruptions in the supply chain and volatility in the capital markets, and resulted in an increasingly competitive labor market. Our ability to generate revenues is highly sensitive to the strength of the economies in which we operate, and actions taken to mitigate the COVID-19 pandemic could lead to an economic recession. Since the start of the pandemic in March 2020, we have experienced decreasing demand for our advertising services, as well as reductions in the single copy and commercial distribution of our newspapers. Declining revenue may impair our ability to generate sufficient cash flows to service the New Senior Secured Term Loan, the 2026 Senior Notes, and the 2027 Notes. Accordingly, the COVID-19 pandemic has had the effect of heightening various risks described in this Form 10-K.

While we continue to monitor costs and discretionary spending in response to the COVID-19 pandemic, there can be no assurance that cost constraint actions, if any, will offset possible future impacts of the pandemic. Further, measures taken to preserve cash flow and defer payments into future periods, such as the deferral of pension obligations, may have a greater impact on cash flow in future periods as we also incur such payments in the normal course of business. Moreover, such measures, and further measures we may implement in the future in response to the COVID-19 pandemic, may negatively impact our reputation and our ability to attract and retain employees. See "Risks Related to Pension Obligations and Employees" below.

Although certain restrictions related to the COVID-19 pandemic have eased, in the long-term, the ultimate impact of the pandemic on our business and results of operations will depend on the severity and length of the pandemic, the duration, effectiveness, and extent of the mitigation measures and actions designed to contain the virus, the emergence, contagiousness, and threat of new and different strains of the virus, the availability and efficacy of vaccines and effective treatments, public acceptance of the vaccines, as well as changes in customer and consumer behavior as a result of the pandemic, all of which remain highly uncertain. Depending upon the duration and persistent effects of the pandemic, the COVID-19 pandemic and mitigation measures could continue to have a material negative impact on our business and results of operations.

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

Adverse changes may also occur as a result of weak global economic conditions, declining oil prices, wavering customer confidence, increasing unemployment, volatility in stock markets, contraction of credit availability, declines in real estate values, inflation, natural disasters, or other factors affecting economic conditions in general. These changes may negatively affect the sales of our products, increase exposure to losses from bad debts, increase the cost and decrease the availability of financing, or increase costs associated with publishing and distributing our publications.

The collectability of accounts receivable under adverse economic conditions could deteriorate to a greater extent than provided for in our financial statements and in our projections of future results.

Adverse economic conditions in the U.S. may increase our exposure to losses resulting from financial distress, insolvency and the potential bankruptcy of our advertising customers. Our accounts receivable is stated at net estimated realizable value, and our allowance for doubtful accounts represents our best estimate of credit exposure and is determined based on several factors, including the length of time the receivables are past due, historical payment trends and current economic factors. If such collectability estimates prove inaccurate, adjustments to future operating results could occur.

Risks Related to International Operations

Our financial results are subject to risks associated with our international operations.

Newsquest operates in the U.K., and we have international sales operations in Australia, New Zealand and Canada, as well as campaign support services in India. Revenue from Newsquest accounted for 7% of our Publishing segment's total revenues for the year ended December 31, 2021. Revenue from international operations outside North America accounted for 6% of our Digital Marketing Solutions segment's total revenue for the year ended December 31, 2021. Our ability to manage these international operations successfully is subject to numerous risks inherent in foreign operations, including:

•Challenges or uncertainties arising from unexpected legal, political, economic or systemic events, including the COVID-19 pandemic;
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
•Currency fluctuations and price controls or other restrictions on foreign currency; and
•Potential adverse tax and legislation consequences, including difficulties in repatriating earnings generated abroad.

Any of the foregoing factors could materially and adversely impact our international operations, which could harm our overall business, operating results, and financial condition.

In addition, the exit of the U.K. from the European Union ("Brexit") may continue to adversely affect economic and market conditions in the U.K. and the European Union, create uncertainty around doing business in the U.K. and result in additional costs and compliance obligations, including with respect to tariffs and other trade barriers, data protection and transfer, tax rates and the recruitment and retention of employees. The risk remains that Brexit could result in a decline in trade with the European Union. Such a decline in trade could affect the attractiveness of the U.K. as a global investment center and, as a result, could have a detrimental impact on economic growth in the country.

Foreign exchange variability could materially and adversely affect our consolidated operating results.

Our financial statements are denominated in U.S. dollars however, certain of our operations are conducted in currencies other than our reporting currency because we conduct operations in foreign jurisdictions. For example, Newsquest operates in the U.K., and its operations are conducted in foreign currency, primarily the British pound sterling. Weakening in the British pound sterling to U.S. dollar exchange rate has in the past, and could in the future, diminish Newsquest's contributions to our results of operations. If the value of currency in any of the jurisdictions where we conduct business weakens as compared with the U.S. dollar, our operations in those jurisdictions similarly will contribute less to our results. Since our financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, a currency translation impact on our earnings when the results of those operations that are reported in foreign currencies are translated into U.S. dollars for inclusion in our consolidated financial statements, which could, in turn, have a material adverse effect on our reported results of operations in a given period or in specific markets.

Domestic and/or foreign jurisdictions may enact gross receipts taxes on our digital services which, if we are required to pay, could materially adversely affect our cash flows and financial condition.

The U.K. imposes a 2% Digital Services Tax ("DST") that applies to gross revenue of specified digital business models deriving value from participation of their U.K.-based users. The tax is intended to apply to search engines, social media platforms, and online marketplaces. Newsquest’s revenue from its small online marketplace is currently below the threshold at which the DST applies. If Newsquest’s applicable revenues grew to exceed the threshold and/or if DST was to become applicable more widely to online advertising, we may have to pay additional cash taxes, which could materially and adversely affect our results of operations, financial condition, and cash flows.

Maryland has enacted the first tax targeting digital advertising in the United States. The scaled rate between 2.5% and 10% Digital Advertising Gross Revenues Tax will be imposed on annual gross revenues derived from digital advertising services. The rate of tax varies depending on the amount of revenue a company earns. However, as amended, the legislation exempts digital advertising by a 'broadcast entity' or a 'news media entity.' Maryland's new digital advertising tax could be the beginning of a wave of similar new taxes on digital advertising enacted by other states that are experiencing budget shortfalls and economic distress, including as a result of the COVID-19 pandemic. Adoption of similar taxes in U.S. states, particularly if such states do not exempt broadcast or news media entities, could materially and adversely affect our results of operations, financial condition, and cash flows.

Additional Risks Related to Our Business

Any significant increase in newsprint costs or disruptions in our newsprint supply chain, including as a result of manufacturing facility closures and on-going capacity shifts between newsprint and specialty paper grades, transportation and other issues that are challenging supplier deliveries, increased demand, and inflationary pressures, may materially and adversely affect our business, results of operations and financial condition.

Our ability to supply the needs of our publishing operations depends upon the continuing availability of newsprint at an acceptable price, and our results of operations may be impacted significantly by changes in newsprint prices. The price of newsprint has historically been volatile, and a number of factors may cause prices to increase, including the closure and consolidation of newsprint mills or the conversion of newsprint mills to other products or grades of paper, which has reduced the number of newsprint suppliers over the years, and an increase in supplier operating expenses due to, among other things, rising raw material, energy, transportation and other distribution costs, and inflationary pressures. In 2021, newsprint availability was constrained due to manufacturing facility closures and on-going capacity shifts between newsprint and specialty paper grades. Further, transportation and other issues challenged and continue to challenge supplier deliveries, including delays that worsened during the fourth quarter of 2021 with increased seasonal demand associated with the holidays. Additionally, inflationary pressures are impacting the overall cost of newsprint and delivery services. We experienced in 2021 and may continue to experience supply chain disruptions. We may not be able to secure alternative providers quickly and cost-effectively, which could disrupt our printing and distribution operations or increase the cost of printing and distributing our newspapers. Shortages of newsprint have historically resulted in, and may in the future result in, higher prices. We generally maintain only a 45 to 55-day inventory of newsprint. Any significant increase in the cost of newsprint, or undersupply or other significant disruption in the newsprint supply chain could have a material adverse effect on our business, results of operations and financial condition.

The value of our intangible assets may become impaired, which could materially and adversely affect future reported results of operations.

Our goodwill and indefinite-lived intangible assets, which include mastheads, are subject to annual impairment testing, and more frequent testing upon the occurrence of certain events or significant changes in our circumstances, to determine whether the fair value of such assets is less than their carrying value. In such a case, a non-cash charge to earnings may be necessary in the relevant period, which could materially and adversely affect future reported results of operations. At December 31, 2021, the carrying value of our goodwill, indefinite-lived intangible assets and amortizable intangible assets was $533.7 million, $168.2 million and $545.0 million, respectively.

Consistent with past practice, we performed our annual goodwill and indefinite-lived intangible impairment test in the second quarter of 2021 with the assistance of third-party valuation specialists and determined that there were no goodwill or intangible impairments.

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

If we fail to maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.

The Sarbanes-Oxley Act and related rules and regulations require that management report annually on the effectiveness of our internal control over financial reporting and assess the effectiveness of our disclosure controls and procedures on a quarterly basis. Maintaining and adapting our internal controls is expensive and requires significant management attention. Moreover, as we continue to evolve, our internal controls may become more complex and require additional resources to ensure they remain effective amid dynamic regulatory and other guidance.

As described in Item 9A "Controls and Procedures — Remediation of Material Weakness," of this Annual Report on Form 10-K, during the year ended December 31, 2020, we concluded that we had a material weakness in our internal control over financial reporting specific to our revenue recognition processes at Legacy New Media. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis. This material weakness identified did not result in any adjustments or restatements of our audited and unaudited consolidated financial statements or disclosures for any prior period previously reported by us. To address the material weakness during the year ended December 31, 2021, we designed and implemented new internal controls, enhanced existing internal controls, including monitoring controls, conducted additional employee training, enhanced technology systems and further integrated control activities within our centralized accounting and shared services infrastructure. Based on the cumulative changes implemented, as well as management’s evaluation of the design and operating effectiveness of the new controls, management has concluded that the material weakness related to our revenue recognition processes, has been remediated as of December 31, 2021. While we believe we have remediated the material weakness, we may identify additional material weaknesses in our internal control over financial reporting in the future that could result in a material misstatement of our annual or interim consolidated financial statements not being prevented or detected in a timely way.

If we fail to maintain adequate internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, we could fail to meet our financial reporting obligations and our business, financial results and reputation could be harmed.

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

Our possession and use of personal information and the use of payment cards by our customers and users present risks and expenses that could harm our business. Unauthorized access to or disclosure or manipulation of such data, whether through breach of our, or our third party service providers', network security or otherwise, could expose us to liabilities and costly litigation and damage our reputation.

Our online systems store and process confidential subscriber and other user data, such as names, email addresses, addresses, and other personal information. Therefore, maintaining our network security is critical. Additionally, we depend on the security of our third-party service providers. Unauthorized use of or inappropriate access to our, or our third-party service providers’ networks, computer systems and services could potentially jeopardize the security of confidential information of our customers or users, including payment card (credit or debit) information. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we or our third-party service providers may be unable to anticipate these techniques or to implement adequate preventative measures. Non-technical means, such as actions or omissions by an employee or contractor, can also result in a data breach. A party that is able to circumvent our security measures could misappropriate our proprietary information or the information of our vendors, customers or users, cause interruption in our operations, or damage our computers or those of our customers or users. As a result of any such breaches, vendors, customers, users or other third parties may assert claims of liability against us and these activities may subject us to governmental fines or penalties, legal claims, adversely impact our reputation, and interfere with our ability to provide our products and services, all of which may have an adverse effect on our business, financial condition and results of operations. The coverage and limits of our insurance policies may not be adequate to reimburse us for losses caused by security breaches.

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

There can be no assurance that any security measures we, or our third-party service providers, take will be effective in preventing a data breach. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. If an actual or perceived breach of our security occurs, the perception of the effectiveness of our security measures could be harmed and we could lose customers or users. Failure to protect confidential customer data or to provide customers with adequate notice of our privacy policies could also subject us to liabilities imposed by international or United States federal and state regulatory agencies or courts. We could also be subject to evolving international, federal and state laws that impose data breach notification requirements, specific data security obligations, or other customer privacy-related requirements. Our failure to comply with any of these laws or regulations may have an adverse effect on our business, financial condition and results of operations.

Privacy and security-related laws and other data security requirements are constantly evolving and may increase our compliance costs and potential for liability, either of which may have an adverse effect on our business, financial condition and results of operations.

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

Existing privacy-related laws and regulations are evolving and are subject to potentially differing interpretations. Various federal and state legislative and regulatory bodies, as well as foreign legislative and regulatory bodies, may expand current laws or enact new laws regarding privacy and data protection. For example, the General Data Protection Regulation adopted by the European Union and the Data Protection Act of 2018 in the U.K. impose stringent data protection requirements and significant penalties for noncompliance; California’s Consumer Privacy Act has created new data privacy rights, which other states are beginning to implement as well; and the European Union’s anticipated ePrivacy Regulation is expected to impose, with respect to electronic communications and website cookies, additional data protection and data processing requirements beyond those of the current ePrivacy Directive. Any failure or perceived failure by us, or the third-party service providers upon which we rely, to comply with laws and regulations that govern our business operations, as well as any failure or perceived failure by us, or the third-party service providers upon which we rely, to comply with our own posted policies, could result in claims against us by governmental entities or others, negative publicity and a loss of confidence in us by our customers, users and advertisers. Each of these potential consequences could materially adversely affect our business and results of operations.

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

We made an election in 2017 to treat one of our international subsidiaries as a disregarded entity for U.S. federal income tax purposes, which resulted in worthless stock and bad debt deductions of $100.9 million, yielding a tax benefit of $32.5 million. The IRS is auditing these tax deductions, and as such, the audit could result in the reversal of all or part of the income tax benefit. To account for this uncertainty, a reserve of $11.3 million was established to reduce the benefit to an estimated realizable value of $21.2 million. While we believe this represents our best estimate of the benefit to be realized upon final acceptance of our tax return, the IRS could reject or reduce the amount of tax benefit related to these deductions. If the IRS rejects or reduces the amount of this income tax benefit, we may have to pay additional cash income taxes, which could materially and adversely affect our results of operations, financial condition, and cash flows. We cannot guarantee what the ultimate outcome or amount of the benefit we receive, if any, will be.

We may not be able to generate future taxable income which may prevent our realization of deferred tax assets.

We have deferred tax assets reported on our balance sheet, net of valuation allowances and deferred tax liabilities of $3.6 million. If we do not have taxable income in future years, we may be required to establish a valuation allowance against the deferred tax assets that are not currently valued.

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

Our pension plans invest in a variety of equity and debt securities. Future volatility and disruption in the equity and bond markets could cause declines in the asset values of our pension plans. As of December 31, 2021, the value of our pension assets exceeded our pension benefit obligations and our retirement plans were overfunded by a total of $215.6 million on a U.S. generally accepted accounting principles ("GAAP") basis.

During the year ended December 31, 2021, we made $31 million in contributions to the GR Plan. We have committed to make quarterly contributions of $5.0 million to the GR Plan through September 2022. Our ability to make contribution payments will depend on our future cash flows, which are subject to general economic, financial, competitive, business, legislative, regulatory, and other factors beyond our control. Various factors, including future investment returns, interest rates, and potential pension legislative changes, may impact the timing and amount of future pension contributions. In addition, changes in key assumptions used to determine minimum funding requirements could result in increased future contributions. As a result, we may need to make additional pension contributions above what is currently estimated, which could reduce the cash available for our businesses.

We depend on key personnel, and we may not be able to operate or grow our business effectively if we lose the services of any of our key personnel or are unable to attract qualified personnel in the future.

The success of our business depends heavily on our ability to retain our management and other key personnel and to attract and retain qualified personnel in the future. Competition for senior management personnel is intense, and we may not be able to retain our key personnel. Although we have entered into employment agreements with certain of our key personnel, these agreements do not ensure that our key personnel will continue in their present capacity with us for any particular period of time. We do not have key employee insurance for any of our current management or other key personnel. The loss of any key personnel would require our remaining key personnel to divert immediate and substantial attention to seeking a replacement. An inability to find a suitable replacement for any departing executive officer on a timely basis could materially and adversely affect our ability to operate or grow our business.

A shortage of skilled or experienced employees with the capabilities necessary to support our business strategies, or our inability to retain such employees, could pose a risk to achieving our business objectives, which could materially adversely affect our business and profitability.

Production and distribution of our various publications and service lines requires skilled and experienced employees. We need to hire and retain qualified employees to support our business strategies. We may be constrained in hiring and retaining sufficient qualified employees due to general labor shortages in our industry. A shortage of such employees, as well as increased turnover rates, could have an adverse impact on our productivity and costs, our ability to expand, develop and distribute new products, our entry into new markets, and our ability to achieve our business goals. The cost of retaining or hiring such employees could exceed our expectations, which could materially and adversely affect our results of operations and continued labor constraints may limit our profitability due to the impact of rising wages.

A number of our employees are unionized, and our business and results of operations could be materially adversely affected if current or additional labor negotiations or contracts were to further restrict our ability to maximize the efficiency of our operations.

As of December 31, 2021, we employed approximately 13,800 employees in the U.S., of whom approximately 2,400 (or approximately 17%) were represented by seven unions. 40% of the unionized employees are in four states: Michigan, Ohio, Wisconsin and Indiana and represent 14%, 6%, 11% and 9% of all our union employees, respectively.

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

Risks Related to the Termination of our Relationship with our Former Manager

Our Former Manager is not liable to us for certain acts or omissions performed in accordance with, and prior to the termination of, the Former Management Agreement, and for certain matters in connection with the termination of our relationship with the Former Manager, and we may incur liability for such acts or omissions.

Pursuant to, and prior to the termination of, the Former Management Agreement, the Former Manager assumed no responsibility other than to render the services called for thereunder in good faith and was not responsible for any action of our Board of Directors in following or declining to follow its advice or recommendations. The Former Manager, its members, managers, officers and employees are not liable to us or any of our subsidiaries, to our Board of Directors, or our or any subsidiary’s stockholders or partners for any acts or omissions by the Former Manager, its members, managers, officers or employees, except by reason of acts constituting bad faith, willful misconduct, gross negligence or reckless disregard of the Former Manager’s duties under the Former Management Agreement that occurred prior to its termination. Pursuant to the Termination Agreement, our indemnification obligations to the Former Manager and its affiliates under the Former Management Agreement survive its termination indefinitely. In addition, pursuant to the Termination Agreement, the Former Manager will be held harmless with respect to certain acts and omissions performed in connection with the Termination Agreement except by reason of acts or omissions constituting bad faith, willful misconduct, gross negligence or reckless disregard of the Former Manager’s performance under the Termination Agreement. As a result, we may incur liabilities as a result of certain acts or omissions by the Former Manager, which could materially and adversely impact our business and results of operations.

Risks Related to our Common Stock

Our stock price is subject to volatility and there can be no assurance that the market for our stock will provide adequate liquidity.

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
•Announcements by us or our competitors of significant investments, acquisitions or dispositions, strategic developments and other material events;
•The failure of securities analysts to cover our Common Stock;
•Changes in earnings estimates by securities analysts or our ability to meet those estimates;
•The operating and stock price performance of other comparable companies;
•Negative public perception of us, our competitors, or industry;
•Overall market fluctuations;
•Changes in accounting standards, policies guidance, interpretations or principles; and
•General economic conditions.

In addition, in February 2022, the Board of Directors authorized the repurchase of up to $100 million of our Common Stock. The amount and timing of the purchases will depend on a number of factors including, but not limited to, the price and availability of the shares, trading volume, capital availability, Company performance and general economic and market conditions. This repurchase program does not obligate us to acquire any shares of Common Stock, has no termination date and may be suspended or discontinued at any time. Our stock repurchases could affect the trading price of our stock, the volatility of our stock price, reduce our cash reserves, and may be suspended or discontinued at any time, which may result in a decrease in our stock price.

Further, stock markets in general and recently have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our Common Stock. Additionally, these and other external factors have caused and may continue to cause the market price and demand for our Common Stock to fluctuate, which may limit or prevent investors from readily selling their shares of Common Stock and may otherwise negatively affect the liquidity of our Common Stock.

Sales or issuances of shares of our Common Stock, including upon conversion of the 2027 Notes, could materially adversely affect the market price of our Common Stock.

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

In accordance with the Investor Agreement among the Company and the holders of the 2027 Notes (the “Holders”) establishing certain terms and conditions concerning the rights and restrictions on the Holders with respect to the Holders’ ownership of the 2027 Notes, the Holders have certain registration rights with respect to the shares of Common Stock to be issued upon conversion of the 2027 Notes. In addition, Holders who receive Common Stock upon conversion of the 2027 Notes may be able to sell these shares of Common Stock pursuant to any applicable exemption under the Securities Act of 1933, as amended, or the rules promulgated thereunder, including Rule 144, if applicable. If significant quantities of the Common Stock are sold, or if it is perceived that they may be sold, the trading price of the Common Stock could be adversely affected.

We presently have no intention to declare or pay a dividend, the terms of our indebtedness restrict our ability to pay dividends, and we may not be able to pay dividends in the future or at all.

We presently have no intention to declare or pay a dividend, and there can be no assurance that we will pay dividends in the future.

Our credit facility contains terms that restrict our ability to pay dividends or make other distributions. Under the New Senior Secured Term Loan, we can only pay cash dividends up to an agreed-upon amount and provided that the ratio of Total Indebtedness secured on an equal priority basis with the New Senior Secured Term Loan (net of Unrestricted Cash) to Consolidated EBITDA (as such terms are defined in the New Senior Secured Term Loan) does not exceed a specified ratio. The 2026 Senior Notes Indenture and the 2027 Notes Indenture contain similar dividend restrictions. The 2027 Notes Indenture also provides that, at any time that the Company's Total Gross Leverage Ratio (as defined in the 2027 Notes Indenture) exceeds 1.5 and we approve the declaration of a dividend, we must offer to purchase a principal amount of 2027 Notes equal to the proposed amount of the dividend. This repurchase offer requirement may make it impractical to declare and pay dividends at any time that the requirement is in effect. Stockholders also should be aware that they have no contractual or other legal right to dividends that have not been declared.

Any determination by our Board of Directors regarding dividends will depend on a variety of factors, including the Company’s GAAP net income, free cash flow generated from operations or other sources, liquidity position and potential alternative uses of cash, such as acquisitions, as well as economic conditions and expected future financial results. There can be no guarantee regarding the timing and amount of any dividends. Our ability to pay dividends in the future will depend on our future financial performance, which, in turn, depends on the successful implementation of our strategy and on financial, competitive, regulatory, technical and other factors, general economic conditions, demand and selling prices for our products, and other factors specific to our industry or specific projects, many of which are beyond our control. Therefore, our ability to generate free cash flow depends on the performance of our operations and could be limited by decreases in our profitability or increases in costs, capital expenditures, or debt servicing requirements.

The percentage ownership of our existing stockholders may be diluted in the future, including upon conversion of the 2027 Notes.

We have issued and may continue to issue equity in order to raise capital or in connection with future acquisitions and strategic investments, which would dilute investors' percentage ownership in Gannett. In addition, a stockholder's percentage ownership may be diluted if we issue equity instruments such as debt and equity financing. Further, the percentage ownership of our existing stockholders may be diluted in the future as a result of any issuances of our shares upon exercise of any outstanding options or warrants, or issuances of shares under our equity incentive plans.

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

The percentage ownership of our existing stockholders may be diluted in the future as result of the issuance of Common Stock due to conversion of the 2027 Notes. Each 2027 Note may be converted into shares of Common Stock at an initial conversion rate of 200 shares of Common Stock per $1,000 principal amount of Notes (subject to adjustment as provided in the Indenture, the "Conversion Rate"). Based on the number of shares outstanding on February 18, 2022, conversion of all of the 2027 Notes into Common Stock (assuming no adjustments to the Conversion Rate) would result in the issuance of an aggregate of 97.1 million shares of the Common Stock representing approximately 40% of the shares outstanding as of February 18, 2022 and conversion of all of the 2027 Notes into Common Stock (assuming the maximum increase in the Conversion Rate as a result of certain events, including, subject to exceptions as described in the Indenture, the acquisition of 50% or more of voting power of our securities by a person or group, a stockholder-approved liquidation of us, the delisting of our common stock, or certain changes of control, but no other adjustments to the Conversion Rate) would result in the issuance of an aggregate of 287.2 million shares of the Common Stock representing approximately 67% of the shares outstanding as of February 18, 2022. Any sales in the public market of the Common Stock issuable upon such conversion could adversely affect prevailing market prices of our Common Stock. In addition, the existence of the 2027 Notes may encourage short selling by market participants because the conversion of the 2027 Notes could be used to satisfy short positions. Further, the anticipated conversion of the 2027 Notes into shares of our Common Stock could depress the price of our Common Stock.

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

Future offerings of debt securities, which would rank senior to our Common Stock upon our liquidation, and future offerings of equity securities, which may be senior to our Common Stock for the purposes of dividend and liquidating distributions, may materially adversely affect the market price of our Common Stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are in McLean, VA, where we lease approximately 175,758 square feet. The lease provides for an initial term of 15 years with two five-year renewal options. We also have executive offices located in New York, NY and Pittsford, NY, where we lease approximately 24,195 and 6,825 square feet under lease agreements terminating in May 2031 and December 2026, respectively.

Our domestic facilities occupy approximately 9.0 million square feet in the aggregate, of which approximately 5.3 million square feet are leased from third parties. Many of our local media organizations also have outside news bureaus, sales offices, and distribution centers that are leased from third parties. A listing of publishing centers and key locations can be found in Item 1. Business, under "Major Publications and Markets We Serve." We own some of the plants that house most aspects of the publication process but in certain locations have outsourced printing or combined the printing of multiple publications.

Newsquest, our subsidiary headquartered in London, occupies approximately 0.7 million square feet in the U.K. spread over 61 locations. Of this, 0.3 million square feet (or 43 locations) are leased from third parties. Newsquest's owned premises include two printing facilities. Two other printing facilities are leased.

Our digital marketing solutions company, branded LOCALiQ, which is headquartered in Woodland Hills, CA, has sales and other offices and data centers in 13 locations in 10 states - California, Colorado, Florida, Maryland, Massachusetts, Minnesota, North Carolina, Texas, Virginia, and Washington, which occupy a total of approximately 0.2 million square feet. In addition, LOCALiQ has 10 locations in 4 additional countries - Australia, Canada, India, and New Zealand. These properties include leased buildings and data centers. Excluded from total square footage but included in location counts are serviced office spaces.

All of our material real properties owned by our material domestic subsidiaries are mortgaged as collateral for our New Senior Secured Term Loan. We believe our current facilities, including the terms and conditions of the relevant lease agreements, are adequate to operate our businesses as currently conducted.

ITEM 3. LEGAL PROCEEDINGS

Information regarding legal proceedings may be found in Note 14 — Commitments, contingencies and other matters of the notes to the Consolidated financial statements, which is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our Common Stock trades on the NYSE under the trading symbol "GCI." As of February 18, 2022, there were approximately 4,612 holders of record of our Common Stock.

Dividends

We presently have no intention to declare or pay a dividend, and there can be no assurance that we will pay dividends in the future. In addition, the terms of our indebtedness, including our credit facility, the New Senior Secured Term Loan, the 2026 Senior Notes Indenture and the 2027 Notes Indenture have terms that restrict our ability to pay dividends.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a subscription-led and digitally-focused media and marketing solutions company committed to empowering communities to thrive. Gannett operates a scalable, data-driven media platform that aligns with our consumer and digital marketing trends. We aim to be the premier source for clarity, connections, and solutions within our communities. Our strategy is focused on driving audience growth and engagement by delivering deeper content experiences to our consumers, while offering the products and marketing expertise our advertisers desire. The execution of this strategy is expected to enable us to continue our evolution from a more traditional print media business to a digitally-focused content platform.

Our current portfolio of media assets includes USA TODAY, local media organizations in 45 states in the U.S., and Newsquest, a wholly-owned subsidiary operating in the United Kingdom ("U.K.") with more than 120 local media brands. We also operate a digital marketing solutions company branded LOCALiQ, that provides a cloud-based platform of products to enable small and medium businesses ("SMBs") to accomplish their marketing goals. In addition, we run what we believe is the largest media-owned events business in the U.S., USA TODAY NETWORK Ventures.

Through USA TODAY, our local property network, and Newsquest, we deliver high-quality, trusted content with a commitment to balanced, unbiased journalism, where and when consumers want to engage with it on virtually any device or platform. Additionally, we have strong relationships with hundreds of thousands of local and national businesses in both our U.S. and U.K. markets due to our large local and national sales forces and a robust advertising and digital marketing solutions product suite. We report in two segments, Publishing and Digital Marketing Solutions ("DMS"). We also have a Corporate and other category that includes activities not directly attributable to a specific reportable segment and includes broad corporate functions such as legal, human resources, accounting, analytics, finance, and marketing. A full description of our reportable segments is included in Note 15 — Segment reporting of the notes to the Consolidated financial statements.

Until November 19, 2019, our corporate name was New Media Investment Group Inc. ("Legacy New Media") and Gannett Co., Inc. was a separate publicly traded company. On November 19, 2019, New Media completed its acquisition of Gannett Co., Inc. (which was renamed Gannett Media Corp. and is referred to as "Legacy Gannett"). In connection with the acquisition, New Media changed its name to Gannett Co., Inc. and assumed Legacy Gannett's ticker symbol "GCI" (having previously traded under "NEWM"). In addition, effective at 11:59 p.m. Eastern Time on December 31, 2020, our former management agreement (the "Former Management Agreement") with FIG LLC (the "Former Manager") was terminated.

A discussion of our results of operations and changes in financial condition for 2020 as compared to 2019 is included in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the "2020 Form 10-K"), filed with the Securities and Exchange Commission (the "SEC") on February 26, 2021, and is incorporated by reference herein.

Business Trends

We have considered several industry trends when assessing our business strategy:

•Print advertising continues to decline as the audience increasingly moves to digital platforms. We seek to optimize our print operations to efficiently manage for this declining print audience. We are focused on converting the growing digital audience into digital-only subscribers to our publications.
•SMBs are facing an increasingly complex marketing environment and need to create digital presence to capture audience online. We offer a broad suite of DMS products that offer a single, unified solution to meet their digital marketing needs.
•Consumers are looking for experience-based, emotional connections and communities. USA TODAY NETWORK Ventures was designed to celebrate local communities and create opportunities for meaningful in-person and virtual experiences. However, the COVID-19 pandemic continues to negatively impact our ability to secure necessary permitting for in-person events and consumers' desire to attend or participate in live events.
•Digital consumer engagement has declined in comparison to such engagement at the height of the COVID-19 pandemic in the second quarter of 2020, as consumers have resumed certain pre-pandemic activities. In addition, the overall news cycle, specifically political coverage, has slowed, driving less consumer engagement to our sites.

•Newsprint availability is constrained due to manufacturing facility closures and on-going capacity shifts between newsprint and specialty paper grades. Further, transportation and other issues have challenged and continue to challenge supplier deliveries, including delays that worsened during the fourth quarter of 2021 with increased seasonal demand associated with the holidays. Additionally, inflationary pressures are impacting the overall cost of newsprint and delivery services.

Recent Developments

Amendment to the New Senior Secured Term Loan

On January 31, 2022, Gannett Holdings LLC ("Gannett Holdings"), our wholly-owned subsidiary, entered into an amendment (the "Term Loan Amendment") to its New Senior Secured Term Loan to provide for new incremental senior secured term loans (the "Incremental Term Loans") in an aggregate principal amount of $50 million. The Incremental Term Loans have substantially identical terms as the New Senior Secured Term Loan and are treated as a single tranche with the New Senior Secured Term Loan. The Term Loan Amendment also amended the New Senior Secured Term Loan to transition the interest rate base from LIBOR to the Adjusted Term SOFR and to permit the repurchase of up to $50 million of Common Stock under the Stock Repurchase Program (defined below) consummated on or prior to December 31, 2022, in addition to capacity for Gannett Holdings to make restricted payments, including stock repurchases, currently permitted under other provisions of the New Senior Secured Term Loan and our other debt facilities, including the 2026 Senior Secured Notes Indenture and the 2027 Notes Indenture.

Stock Repurchase Program

On February 1, 2022, the Board of Directors authorized the repurchase of up to $100 million of our Common Stock (the "Stock Repurchase Program"). Repurchases may be made from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Exchange Act or by means of one or more tender offers, in each case, as permitted by securities laws and other legal requirements. The amount and timing of the purchases will depend on a number of factors including, but not limited to, the price and availability of the Company’s shares, trading volume, capital availability, Company performance and general economic and market conditions. The Stock Repurchase Program may be suspended or discontinued at any time.

Certain matters affecting comparability

The following items affect period-over-period comparisons and will continue to affect period-over-period comparisons for future results:

Integration and reorganization costs

For the year ended December 31, 2021, we incurred Integration and reorganization costs of $49.3 million. Of the total costs incurred, $16.5 million were related to severance activities and $32.8 million were related to other costs, including those for the purpose of consolidating operations, including costs associated with systems integrations.

For the year ended December 31, 2020, we incurred Integration and reorganization costs of $145.7 million. Of the total costs incurred, $86.3 million were related to severance activities and $59.4 million were related to other costs, including those for the purpose of consolidating operations and ongoing implementation of our plans to reduce costs and preserve cash flow, including a $30.4 million expense related to the early termination of the Former Management Agreement with the Former Manager.

For the years ended December 31, 2021 and 2020, we ceased operations of 21 and 40 printing operations, respectively, as part of the synergy and ongoing cost reduction programs. As a result, we recognized accelerated depreciation of $15.3 million and $49.6 million during the years ended December 31, 2021 and 2020, respectively.

Asset impairments

For the year ended December 31, 2021, we recognized Asset impairments of $4.0 million related to the Publishing segment due primarily to the impairment of real estate held for sale.

For the year ended December 31, 2020, we recognized Asset impairments of $11.0 million, primarily related to the Publishing segment as a result of the annual impairment analysis as well as fixed asset disposals related to the continued consolidation of operations and as a result of our recoverability test for long-lived asset groups performed as of June 30, 2020.

Goodwill and intangible impairments

There were no Goodwill and intangible impairments for the year ended December 31, 2021.

For the year ended December 31, 2020, we recognized $393.4 million in Goodwill and intangible impairments primarily due to the impact of the COVID-19 pandemic on our operations.
Foreign currency

Our U.K. publishing operations are conducted through our Newsquest subsidiary. In addition, we have foreign operations in regions such as Canada, Australia, New Zealand and India. Earnings from operations in foreign regions are translated into U.S. dollars at average exchange rates prevailing during the period, and assets and liabilities are translated at exchange rates in effect at the balance sheet date. Currency translation fluctuations may impact revenue, expense, and operating income results for our international operations.

Outlook for 2022

Strategy

Our areas of strategic focus for 2022 include:

Accelerating digital subscriber growth

The broad reach of our newsroom network, linking leading national journalism at USA TODAY, our local property network in 45 states in the U.S. and Newsquest in the U.K. with more than 120 local media brands, gives us the ability to deepen our relationships with consumers at both the national and local levels. We bring consumers local news and information that impacts their day-to-day lives while keeping them informed of the national events that impact their country. We believe this local content is not readily obtainable elsewhere, and we are able to deliver that content to our customers across multiple print and digital platforms. As such, a key element of our consumer strategy is growing our paid digital-only subscriber base. As part of our digital subscriber growth strategy, we expect to continue to develop and launch new digital subscription offerings tailored to specific topics and audiences.

Driving digital marketing services growth by engaging more clients in a subscriber relationship

We are now of significant digital scale, with unique reach at both the national and local community levels. We expect to leverage our integrated sales structure and lead generation strategy to continue to aggressively expand our digital marketing services business into our local markets, both domestically and internationally. Given our extensive client base and volume of digital campaigns, we plan to use data and insights to inform new and dynamic advertising products, such as our "freemium" offering to complement our sales structures, that we believe will deliver superior results.

Optimizing our traditional businesses across print and advertising

We plan to continue to drive the profitability of our traditional print operations through the continued evolution of the core print product, economies of scale, process improvements, and operational focus. We are committed to improving customer service and delivering high quality products for our print subscribers. Print advertising continues to offer a compelling branding opportunity across our network due to our scale and unique reach at both the national and local community levels.

Prioritizing investments into growth businesses that have significant potential and support our vision

By leveraging our unique footprint, trusted brands, and media reach, we identify, experiment, and invest in potential growth businesses. USA TODAY NETWORK Ventures is a strong example of one such experiment that has grown significantly since its founding in 2015. During 2021, we hosted over 250 events and maintained 92% of USA TODAY NETWORK Ventures' revenues as compared to 2020.

Building on our inclusive and diverse culture to center around meaningful purpose, individual growth and customer focus

Inclusion, Diversity and Equity are core pillars of our organization and influence all that we do, from recruiting, development and retention, to day-to-day operations including hiring, onboarding, education, leadership training and professional development. We have published our inclusion goals for 2025 and our ongoing efforts to progress toward them, including an annual workforce diversity report, which was released for the first time in the first quarter of 2021. We believe aligning our culture around empowering our communities to thrive and putting our customers at the center of everything we do will provide the foundation for our broader strategic efforts.

Impacts of the COVID-19 pandemic

As a result of the COVID-19 pandemic, we experienced a significant decline in Advertising and marketing services revenues, which accelerated the secular declines that we continue to experience. In addition, we continue to experience constraints on the sales of single copy newspapers, largely tied to business travel, and in-person events. While we have seen operating trends improve since the second quarter of 2020, which represents the quarter that was most significantly impacted by the pandemic, we expect that the COVID-19 pandemic will continue to have a negative impact on our business and results of operations in the near-term, including lower revenues associated with events and lower sales of single copy newspapers, largely as a result of reduced business travel. If the COVID-19 pandemic were to revert to conditions that existed during 2020, including measures to help mitigate and control the spread of the virus, we would expect to experience further negative impacts in Advertising and marketing services revenues and Circulation revenues.

In connection with the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"), we received Paycheck Protection Program ("PPP") funding in support of certain of our locations that were meaningfully affected by the COVID-19 pandemic totaling $16.4 million, which was included in Operating activities in the Consolidated statements of cash flows for the year ended December 31, 2021. As permitted under the CARES Act, during 2021, we received forgiveness for all of such loans, which was recognized in earnings in the Consolidated statements of operations and comprehensive income (loss) as an offset to Operating costs of $12.1 million and Selling, general, and administrative expenses of $4.3 million.

Seasonality

Our revenues are subject to moderate seasonality, due primarily to fluctuations in advertising volumes. Advertising and marketing services revenues for our Publishing segment are typically highest in the fourth quarter, primarily due to fluctuations in advertising volumes tied to holidays and regional weather and activity in our various markets, some of which have a high degree of seasonal residents and tourists.

RESULTS OF OPERATIONS

Consolidated Summary

The following table summarizes our results of operations by segment for the years ended December 31, 2021 and 2020.

	Year ended December 31,
In thousands, except per share amounts	2021	2020	Change	% Change
Operating revenues:
Publishing	$2,886,735	$3,080,447	$(193,712)	(6%)
Digital Marketing Solutions	442,299	428,605	13,694	3%
Corporate and other	8,371	10,960	(2,589)	(24%)
Intersegment eliminations	(129,322)	(114,342)	(14,980)	13%
Total operating revenues	3,208,083	3,405,670	(197,587)	(6%)
Operating expenses:
Publishing	2,653,855	3,268,911	(615,056)	(19%)
Digital Marketing Solutions	422,506	481,177	(58,671)	(12%)
Corporate and other	151,967	217,812	(65,845)	(30%)
Intersegment eliminations	(129,322)	(114,342)	(14,980)	13%
Total operating expenses	3,099,006	3,853,558	(754,552)	(20%)
Operating income (loss)	109,077	(447,888)	556,965	***
Non-operating expense	196,998	257,959	(60,961)	(24%)
Loss before income taxes	(87,921)	(705,847)	617,926	(88%)
Provision (benefit) for income taxes	48,250	(33,450)	81,700	***
Net loss	$(136,171)	$(672,397)	$536,226	(80%)
Net loss attributable to noncontrolling interests	(1,209)	(1,918)	709	(37%)
Net loss attributable to Gannett	$(134,962)	$(670,479)	$535,517	(80%)
Loss per share attributable to Gannett - basic	$(1.00)	$(5.09)	$4.09	(80%)
Loss per share attributable to Gannett - diluted	$(1.00)	$(5.09)	$4.09	(80%)
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

Operating revenues

Our Publishing segment generates revenues mainly through Advertising and marketing and Circulation. Advertising and marketing services revenues are generated by the sale of local, national, and classified print advertising products, digital advertising offerings such as digital classified advertisements, digital media such as display advertisements run on our platforms as well as third-party sites, and digital marketing services delivered by our DMS segment. Circulation revenues are derived from home delivery, digital distribution and single copy sales of our publications. Other revenues are derived mainly from commercial printing, distribution arrangements, revenues from our events business, digital content syndication and affiliate revenues and third-party newsprint sales.

Our DMS segment mainly generates revenues through Advertising and marketing services through multiple services, including search advertising, display advertising, search optimization, social media, website development, web presence products, customer relationship management, and software-as-a-service solutions.

Revenues at our Corporate and other category are mainly driven by sales of cloud-based products with expert guidance and support.

Operating expenses

Operating expenses consist primarily of the following:

•Operating costs at the Publishing segment include labor, newsprint and delivery costs and at the DMS segment include the cost of online media acquired from third parties and costs to manage and operate our marketing solutions and technology infrastructure;
•Selling, general and administrative expenses include labor, payroll, outside services, benefits costs, and bad debt expense;
•Depreciation and amortization;
•Integration and reorganization costs include severance charges and other costs, including those for the purpose of consolidating our operations (i.e., facility consolidation expenses and integration-related costs);
•Impairment charges, including costs incurred related to goodwill, intangible assets and property, plant and equipment;
•Gains or losses on the sale or disposal of assets; and
•Other operating expenses, including third-party debt expenses as well as acquisition-related costs.

Refer to Segment results below for a discussion of the results of operations by segment.

Non-operating (income) expense

Interest expense: For the year ended December 31, 2021, Interest expense was $135.7 million compared to $228.5 million for 2020. The decrease in interest expense was mainly due to a lower effective interest rate driven by the refinancing of our five-year, senior-secured 11.5% term loan facility with Apollo Capital Management, L.P. (the "Acquisition Term Loan") in the first quarter of 2021 and a lower debt balance compared to the same period in 2020.

Loss on early extinguishment of debt: For the year ended December 31, 2021, Loss on early extinguishment of debt was $48.7 million mainly due to the refinancing of our five-year, senior-secured term loan facility with the lenders from time to time party thereto and Citibank, N.A., as collateral agent and administrative agent for the lenders, in an aggregate principal amount of $1.045 billion (the "5-Year Term Loan") in the fourth quarter of 2021 and the refinancing of the Acquisition Term Loan in the first quarter of 2021. For the year ended December 31, 2020, Loss on early extinguishment of debt was $43.8 million, mainly due to the retirement of $497.1 million of the Acquisition Term Loan using the proceeds from the issuance of our 6.0% Senior Secured Convertible Notes due 2027 (the "2027 Notes") for the same amount.

Non-operating pension income: For the year ended December 31, 2021, Non-operating pension income was $95.4 million compared to $72.1 million for 2020. The increase in Non-operating pension income was primarily due to the increased expected return on plan assets held by the Gannett Retirement Plan (the "GR Plan") and lower interest costs on benefit obligations.

Loss on convertible notes derivative: For the years ended December 31, 2021 and 2020, Loss on convertible notes derivative was $126.6 million and $74.3 million, respectively, reflecting the increase in the fair value of the derivative liability as a result of the increase in our stock price.

Other non-operating income, net: Other non-operating income, net, consisted of certain items that fall outside of our normal business operations. For the year ended December 31, 2021, Other non-operating income, net, was $18.7 million compared to $16.5 million in 2020. The increase in Other non-operating income, net was primarily due to the reversal of an accrual related to a legal matter in 2021, partially offset by the absence of a gain on disposal of a cost method investment held by the DMS segment in 2020.

Provision (benefit) for income taxes

The following table summarizes our pre-tax loss before income taxes and income tax accounts.

	Year ended December 31,
In thousands	2021	2020
Loss before income taxes	$(87,921)	$(705,847)
Provision (benefit) for income taxes	48,250	(33,450)
Effective tax rate	NM	4.7%
NM indicates not meaningful.

Our effective tax rate for the year ended December 31, 2021 was not meaningful given the income tax provision associated with a loss before income taxes. The tax provision is principally impacted by the derivative revaluation, which is nondeductible for federal tax purposes, the creation of valuation allowances on non-deductible interest expense carryforwards, and deemed income from global intangible low-taxed income inclusion, offset by the change in the deferred tax rate from 19% to 25% in the U.K. and the income tax impact of PPP loan forgiveness.

Our effective tax rate for the year ended December 31, 2020 was 4.7%. The rate was primarily impacted by the tax effect of non-deductible asset impairments, non-deductible officers' compensation, disallowed Loss on convertible notes derivative and the increase in valuation allowances against non-deductible interest expense and capital loss carryforwards. Without the federal and foreign valuation allowance activity, our effective tax rate would have been 18.5%, which is lower than the statutory rate primarily due to the reasons above.

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

Net loss attributable to Gannett and diluted loss per share attributable to Gannett

For the year ended December 31, 2021, Net loss attributable to Gannett and diluted loss per share attributable to Gannett were $135.0 million and $1.00, respectively, compared to $670.5 million and $5.09 for the year ended December 31, 2020, respectively. The change reflects the various items discussed above.

Segment Results

Publishing segment

A summary of our Publishing segment results is presented below:

	Year ended December 31,
In thousands	2021	2020	Change	% Change
Operating revenues:
Advertising and marketing services	$1,337,203	$1,409,500	$(72,297)	(5%)
Circulation	1,249,669	1,391,983	(142,314)	(10%)
Other	299,863	278,964	20,899	7%
Total operating revenues	2,886,735	3,080,447	(193,712)	(6%)
Operating expenses:
Operating costs	1,722,473	1,842,825	(120,352)	(7%)
Selling, general and administrative expenses	736,766	787,770	(51,004)	(6%)
Depreciation and amortization	157,212	221,746	(64,534)	(29%)
Integration and reorganization costs	15,960	60,852	(44,892)	(74%)
Asset impairments	3,976	10,312	(6,336)	(61%)
Goodwill and intangible impairments	—	352,947	(352,947)	(100%)
Loss (gain) on sale or disposal of assets, net	17,468	(7,541)	25,009	***
Total operating expenses	2,653,855	3,268,911	(615,056)	(19%)
Operating income (loss)	$232,880	$(188,464)	$421,344	***
*** Indicates an absolute value percentage change greater than 100.

Operating revenues

The following table provides the breakout of total operating revenues by category:

	Year ended December 31,
In thousands	2021	2020	Change	% Change
Local and national print	$502,014	$584,929	$(82,915)	(14%)
Classified print	290,272	316,392	(26,120)	(8%)
Print advertising	792,286	901,321	(109,035)	(12%)

Digital media	361,288	341,259	20,029	6%
Digital marketing services	131,733	108,930	22,803	21%
Digital classified	51,896	57,990	(6,094)	(11%)
Digital advertising and marketing services	544,917	508,179	36,738	7%

Advertising and marketing services	1,337,203	1,409,500	(72,297)	(5%)

Print circulation	1,149,181	1,316,695	(167,514)	(13%)
Digital-only circulation	100,488	75,288	25,200	33%
Circulation	1,249,669	1,391,983	(142,314)	(10%)

Other	299,863	278,964	20,899	7%

Total operating revenues	$2,886,735	$3,080,447	$(193,712)	(6%)

The overall decrease in Print advertising revenues for the year ended December 31, 2021 compared to 2020 was driven primarily by secular industry trends impacting all categories and the absence of $28.0 million of revenues related to a business we divested in the fourth quarter of 2020. For the year ended December 31, 2021, Local and national print advertising revenues decreased compared to 2020 primarily due to lower advertising volumes, including a decrease in advertiser inserts. For the year ended December 31, 2021, Classified print advertising revenues decreased compared to 2020 due to lower spend on classified advertisements, including legal, real estate, and automotive.

The overall increase in Digital advertising and marketing services revenues for the year ended December 31, 2021 compared to 2020 was due to continued improvement in operating trends since the prior year impacts of the COVID-19 pandemic, partially offset by the absence of $5.6 million of revenues associated with a business we divested in the fourth quarter of 2020. The increase in Digital media revenues for the year ended December 31, 2021 compared to 2020 was driven by a higher mix of premium media sold, including premium sports products, as well as an overall increase in pricing across both owned and operated sites as well as third-party sites. The increase in Digital marketing services revenues for the year ended December 31, 2021 compared to 2020 was due to higher average revenue per customer for digital marketing services sold primarily as a result of focusing on strategic initiatives across our local marketing sales force and a realigned product suite. The decrease in Digital classified revenues for the year ended December 31, 2021 compared to 2020 was due to reduced spend in automotive advertisements.

For the year ended December 31, 2021, Print circulation revenues decreased compared to 2020, driven by a reduction in the volume of home delivery subscribers, a decline in single copy sales reflecting the overall secular trends impacting the industry, the absence of $10.2 million of revenues related to a business we divested in the fourth quarter of 2020, and the impact of the COVID-19 pandemic on business travel and overall consumer activity, partially offset by an increase in pricing. For the year ended December 31, 2021, Digital-only circulation revenues increased compared to 2020, driven by an increase of 49% in paid digital-only subscribers, including those subscribers on introductory subscription offers, to approximately 1.6 million compared to the prior year.

For the year ended December 31, 2021, Other revenues increased compared to 2020 primarily due to an increase in digital content syndication volume, an increase in digital other revenues, as well as commercial print growth in local markets driven by continued improvement in operating trends since the prior year impacts of the COVID-19 pandemic and customer retention, partially offset by a decline in event revenues as a result of the COVID-19 pandemic and the resulting negative impact on the ability to host in-person events, and the absence of $8.8 million of revenues related to a business we divested in the fourth quarter of 2020.

Operating expenses

For the year ended December 31, 2021, Operating costs decreased $120.4 million compared to 2020. The following table provides the breakout of the decrease in Operating costs:

	Year ended December 31,
In thousands	2021	2020	Change	% Change
Newsprint and ink	$105,557	$130,912	$(25,355)	(19%)
Distribution	431,412	406,784	24,628	6%
Compensation and benefits	553,807	629,643	(75,836)	(12%)
Outside services	338,292	333,435	4,857	1%
Other	293,405	342,051	(48,646)	(14%)
Total operating costs	$1,722,473	$1,842,825	$(120,352)	(7%)

For the year ended December 31, 2021, Newsprint and ink costs decreased compared to 2020, due to lower print circulation driven by the decline in volume of home delivery and single copy sales, as well as declines in print advertising volumes, partially offset by an increase in newsprint rates.

For the year ended December 31, 2021, Distribution costs increased compared to 2020, due to an increase in distribution postage costs, as well as activity in our commercial print business, partially offset by the decline in print circulation and print advertising volumes.

For the year ended December 31, 2021, Compensation and benefits costs decreased compared to 2020, due to a reduction in costs associated with ongoing integration efforts, including headcount reductions, as well as the benefit in 2021 of cost containment initiatives implemented in 2020 in connection with the COVID-19 pandemic and $12.1 million of PPP loan forgiveness, offset by the absence of the temporary reduction of expenses in the prior year, such as furloughs and wage reductions in response to the COVID-19 pandemic.

For the year ended December 31, 2021, Outside services costs, which include outside printing, professional services fulfilled by third parties, paid search and ad serving, feature services, and credit card fees, increased compared to 2020, due to higher costs associated with the increase in Digital media and Digital marketing services revenues, including paid search fees and affiliate revenue share as well as other related costs, partially offset by a reduction in costs associated with ongoing integration efforts and the benefit in 2021 of cost containment initiatives implemented in 2020 in connection with the COVID-19 pandemic.

For the year ended December 31, 2021, Other costs, which primarily include travel and facility and equipment costs, decreased compared to 2020, due to a reduction in costs associated with ongoing integration efforts and cost containment initiatives, including the consolidation of print facilities.

For the year ended December 31, 2021, Selling, general and administrative expenses decreased by $51.0 million compared to 2020. The following table provides the breakout of the decrease in Selling, general and administrative expenses:

	Year ended December 31,
In thousands	2021	2020	Change	% Change
Compensation and benefits	$381,437	$396,017	$(14,580)	(4%)
Outside services and other	355,329	391,753	(36,424)	(9%)
Total selling, general and administrative expenses	$736,766	$787,770	$(51,004)	(6%)

For the year ended December 31, 2021, Compensation and benefits costs decreased compared to 2020, due to a reduction in costs associated with ongoing integration efforts, including headcount reductions, the benefit in 2021 of cost containment initiatives implemented in 2020 in connection with the COVID-19 pandemic, and PPP loan forgiveness of $4.3 million, partially offset by the impact of higher payroll and commission expenses driven by the growth in Advertising and marketing services revenues, an increase in costs associated with employee insurance benefits and the absence of the temporary reduction of expenses in the prior year, such as furloughs and wage reductions in response to the COVID-19 pandemic.

For the year ended December 31, 2021, Outside services and other costs, which include services fulfilled by third parties, decreased compared to 2020, due to lower facility related costs, lower bad debt expense, a reduction in costs associated with ongoing integration efforts, and the benefit in 2021 of cost containment initiatives implemented in 2020 in connection with the COVID-19 pandemic, partially offset by increases in professional and promotion fees.

For the year ended December 31, 2021, Depreciation and amortization expense decreased compared to 2020, due to a decrease in accelerated depreciation of $35.6 million as a result of a decrease in the number of printing facilities closed in 2021 compared to 2020, along with a decrease in depreciation expense reflecting the impact of closing and consolidating print facilities in 2020.

For the year ended December 31, 2021, Integration and reorganization costs decreased compared to 2020, mainly due to a decline in severance costs of $41.1 million. For the year ended December 31, 2021, severance costs were primarily related to our ongoing integration activities and facility consolidation and for the year ended December 31, 2020, severance costs were related to our voluntary severance program and our plan to outsource certain processes to a third party, as well as continued consolidation of our operations as a result of ongoing implementation of our plans to reduce costs and preserve cash flow.

For the year ended December 31, 2021, we recorded Asset impairment charges of $4.0 million due to the impairment of real estate related to disposals. For the year ended December 31, 2020, we recorded Asset impairment charges of $10.3 million as a result of a recoverability test for long-lived assets, as well as fixed asset disposals related to the continued consolidation of operations.

There were no Goodwill and intangible impairment charges incurred in 2021. For the year ended December 31, 2020, we recorded a Goodwill and intangible impairment charge of $352.9 million due to the impact of the COVID-19 pandemic on our operations.

For the year ended December 31, 2021, the change in Loss (gain) on sale or disposal of assets, net compared to 2020 was driven by the loss on the sale of assets as part of our plan to monetize non-core assets, partially offset by a gain on sale of real estate previously owned by Newsquest in 2021, compared to the gain related to the sale of assets in 2020.

Publishing segment Adjusted EBITDA

	Year ended December 31,
In thousands	2021	2020	Change	% Change
Net income (loss) attributable to Gannett	$336,099	$(108,606)	$444,705	***
Interest expense	—	142	(142)	(100%)
Non-operating pension income	(95,357)	(71,858)	(23,499)	33%
Depreciation and amortization	157,212	221,746	(64,534)	(29%)
Integration and reorganization costs	15,960	60,852	(44,892)	(74%)
Asset impairments	3,976	10,312	(6,336)	(61%)
Goodwill and intangible impairments	—	352,947	(352,947)	(100%)
Loss (gain) on sale or disposal of assets, net	17,468	(7,541)	25,009	***
Other items	(1,385)	1,201	(2,586)	***
Adjusted EBITDA (non-GAAP basis)(a)	$433,973	$459,195	$(25,222)	(5%)
Net income (loss) attributable to Gannett margin	11.6%	(3.5)%
Adjusted EBITDA margin (non-GAAP basis)(a)(b)	15.0%	14.9%
*** Indicates an absolute value percentage change greater than 100.
(a) See "Non-GAAP Financial Measures" below for additional information about non-GAAP measures.
(b) We define Adjusted EBITDA margin as Adjusted EBITDA divided by total Operating revenues.

The decrease in Adjusted EBITDA for our Publishing segment compared to 2020 was primarily attributable to the changes discussed above.

Digital Marketing Solutions segment

A summary of our Digital Marketing Solutions segment results is presented below:

	Year ended December 31,
In thousands	2021	2020	Change	% Change
Operating revenues:
Advertising and marketing services	$441,394	$411,940	$29,454	7%
Other	905	16,665	(15,760)	(95%)
Total operating revenues	442,299	428,605	13,694	3%
Operating expenses:
Operating costs	299,014	276,859	22,155	8%
Selling, general and administrative expenses	92,325	128,834	(36,509)	(28%)
Depreciation and amortization	30,061	25,878	4,183	16%
Integration and reorganization costs	1,710	6,663	(4,953)	(74%)
Asset impairments	—	717	(717)	(100%)
Goodwill and intangible impairments	—	40,499	(40,499)	(100%)
(Gain) loss on sale or disposal of assets, net	(604)	1,727	(2,331)	***
Total operating expenses	422,506	481,177	(58,671)	(12%)
Operating income (loss)	$19,793	$(52,572)	$72,365	***
*** Indicates an absolute value percentage change greater than 100.

Operating revenues

For the year ended December 31, 2021, Advertising and marketing services revenues increased compared to 2020 due to growth in the core direct business as well as a growth in revenues associated with local markets and a continued improvement in operating trends since the prior year impacts of the COVID-19 pandemic, partially offset by the absence of revenues in 2021 of $19.6 million associated with both the change in media rebate programs and a business we divested in the third quarter of 2020.

For the year ended December 31, 2021, Other revenues decreased compared to 2020 due to the absence of $13.1 million of revenues related to a business we divested in the fourth quarter of 2020.

Operating expenses

For the year ended December 31, 2021, Operating costs increased $22.2 million compared to 2020. The following table provides the breakout of the increase in Operating costs:

	Year ended December 31,
In thousands	2021	2020	Change	% Change
Outside services	$260,504	$216,847	$43,657	20%
Compensation and benefits	31,136	44,441	(13,305)	(30%)
Other	7,374	15,571	(8,197)	(53%)
Total operating costs	$299,014	$276,859	$22,155	8%

For the year ended December 31, 2021, Outside services costs, which include professional services fulfilled by third parties, media fees and other digital costs, paid search and ad serving and feature services, increased compared to 2020 due to an increase in expenses associated with third-party media fees driven by a corresponding increase in revenues, partially offset by the absence of costs associated with a business we divested in the fourth quarter of 2020.

For the year ended December 31, 2021, Compensation and benefits costs decreased compared to 2020 due to a reduction in costs associated with ongoing integration efforts, including headcount reductions as well as the benefit in 2021 of cost containment initiatives implemented in 2020 in connection with the COVID-19 pandemic, partially offset by the absence of the temporary reduction of expenses in the prior year, such as furloughs and wage reductions in response to the COVID-19 pandemic.

For the year ended December 31, 2021, Selling, general and administrative expenses decreased $36.5 million compared to 2020. The following table provides the breakout of the decrease in Selling, general and administrative expenses:

	Year ended December 31,
In thousands	2021	2020	Change	% Change
Compensation and benefits	$69,749	$113,314	$(43,565)	(38%)
Outside services and other	22,576	15,520	7,056	45%
Total selling, general and administrative expenses	$92,325	$128,834	$(36,509)	(28%)

For the year ended December 31, 2021, Compensation and benefits costs decreased compared to 2020 due to a reduction in costs associated with ongoing integration efforts, including headcount reductions, the benefit in 2021 of cost containment initiatives implemented in 2020 in connection with the COVID-19 pandemic, and the absence of costs associated with businesses we divested in 2020, partially offset by the absence of the temporary reduction of expenses in the prior year, such as furloughs and wage reductions in response to the COVID-19 pandemic.

For the year ended December 31, 2021, Outside services and other costs increased compared to 2020 due to an increase in various miscellaneous expenses, including higher technology costs, partially offset by lower bad debt expense.

For the year ended December 31, 2021, Depreciation and amortization expense increased compared to 2020 due to an increase in amortization of capitalized software and the impact of accelerated depreciation related to assets impacted by the realignment of our product portfolio which began in the fourth quarter of 2020.

For the year ended December 31, 2021, Integration and reorganization costs decreased compared to 2020 due to lower severance costs of $6.0 million, partially offset by higher facility consolidation and other restructuring related expenses of $1.0 million. For the year ended December 31, 2020, severance costs were related to acquisition-related synergies and the consolidation of the business due to our acquisition of Legacy Gannett in the fourth quarter of 2019.

There were no Goodwill and impairment charges incurred in 2021. For the year ended December 31, 2020, we recorded a Goodwill and intangible impairment charge of $40.5 million due to the impact of the COVID-19 pandemic on our operations.

For the year ended December 31, 2021, the decrease in the Loss on the sale or disposal of assets was driven by the sale of a business during the fourth quarter of 2020 compared to gain on the sale or disposal of an asset during 2021.

Digital Marketing Solutions segment Adjusted EBITDA

	Year ended December 31,
In thousands	2021	2020	Change	% Change
Net income (loss) attributable to Gannett	$18,442	$(42,494)	$60,936	***
Depreciation and amortization	30,061	25,878	4,183	16%
Integration and reorganization costs	1,710	6,663	(4,953)	(74%)
Asset impairments	—	717	(717)	(100%)
Goodwill and intangible impairments	—	40,499	(40,499)	(100%)
(Gain) loss on sale or disposal of assets, net	(604)	1,727	(2,331)	***
Other items	1,351	(8,629)	9,980	***
Adjusted EBITDA (non-GAAP basis)(a)	$50,960	$24,361	$26,599	***
Net income (loss) attributable to Gannett margin	4.2%	(9.9)%
Adjusted EBITDA margin (non-GAAP basis)(a)(b)	11.5%	5.7%
*** Indicates an absolute value percentage change greater than 100.
(a) See "Non-GAAP Financial Measures" below for additional information about non-GAAP measures.
(b) We define Adjusted EBITDA margin as Adjusted EBITDA divided by total Operating revenues.

The increase in Adjusted EBITDA for our DMS segment compared to 2020 was primarily attributable to the changes discussed above.

Corporate and other category

For the year ended December 31, 2021, Corporate and other operating revenues were $8.4 million compared to $11.0 million for the year ended December 31, 2020.

For the year ended December 31, 2021, Corporate and other operating expenses decreased $65.8 million compared to 2020. The following table provides the breakout of the decrease in Corporate and other operating expenses:

	Year ended December 31,
In thousands	2021	2020	Change	% Change
Operating expenses:
Operating costs	8,780	23,013	(14,233)	(62%)
Selling, general and administrative expenses	73,592	89,102	(15,510)	(17%)
Depreciation and amortization	16,685	16,195	490	3%
Integration and reorganization costs	31,614	78,216	(46,602)	(60%)
Other operating expenses	20,952	11,152	9,800	88%
Loss on sale or disposal of assets, net	344	134	210	***
Total operating expenses	$151,967	$217,812	$(65,845)	(30%)
*** Indicates an absolute value percentage change greater than 100.

For the year ended December 31, 2021, Corporate and other Operating expenses decreased compared to 2020 due primarily to a decrease in Integration and reorganization costs driven by a decrease in severance costs of $22.7 million and a decrease of $23.9 million in other integration costs, mainly due to the absence in 2021 of a $30.4 million expense related to the early termination of the Former Management Agreement with the Former Manager paid in 2020, partially offset by an increase in costs associated with systems implementation and outsourcing of corporate functions. In addition, both Selling, general and administrative expenses and Operating costs decreased, mainly due to cost containment initiatives, partially offset by the absence of the temporary reduction of expenses in the prior year such as furloughs and wage reductions in response to the COVID-19 pandemic. These decreases were partially offset by an increase in Other operating expenses due to third party fees that were expensed in 2021 related to the 5-Year Term Loan, the $400 million aggregate principal amount of 6.00% first lien notes due November 1, 2026 (the "2026 Senior Notes"), and to a lesser extent the New Senior Secured Term Loan, compared to $11.2 million of acquisition costs incurred in 2020.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements are for working capital, debt obligations, and capital expenditures.

We expect to fund our operations through cash provided by operating activities and available financing capacity under our credit facility. We expect we will have adequate capital resources and liquidity to meet our ongoing working capital needs, borrowing obligations, and all required capital expenditures for at least the next twelve months.

Details of our cash flows are included in the table below:

	Year Ended
In thousands	December 31, 2021	December 31, 2020
Cash provided by operating activities	$127,453	$57,770
Cash provided by investing activities	70,647	160,136
Cash used for financing activities	(261,172)	(201,342)
Effect of currency exchange rate change	(35)	1,498
Increase (decrease) in cash, cash equivalents and restricted cash	$(63,107)	$18,062

Cash flows provided by operating activities: Our largest source of cash provided by operations is Advertising revenues, primarily generated from Local and national advertising and marketing services revenues (retail, classified, and online). Additionally, we generate cash through circulation subscribers, commercial printing and delivery services to third parties, and events. Our primary uses of cash from our operating activities include compensation, outside services, newsprint, and delivery.

For the year ended December 31, 2021, cash flows provided by operating activities were $127.5 million compared to $57.8 million for the year ended December 31, 2020. The increase in cash provided by operating activities was primarily due to a decrease in interest paid of $114.2 million, a decrease in severance payments of $51.3 million, $16.4 million in PPP funding received in support of certain of our locations that were meaningfully affected by the COVID-19 pandemic and an increase in tax refunds of $4.4 million, partially offset by a decrease in working capital of $112.8 million due to the overall timing of payments, including accrued compensation and accounts receivable collections, an increase in deposits of $12.9 million, and an increase in contributions to our pension and postretirement benefit plans of $9.5 million.

Cash flows provided by investing activities: For the year ended December 31, 2021, cash flows provided by investing activities were $70.6 million compared to $160.1 million for the year ended December 31, 2020. The decrease in cash provided by investing activities was primarily due to a decrease in proceeds from the sale of real estate and other assets of $84.6 million and an increase in purchases of property, plant, and equipment of $2.6 million.

Cash flows used for financing activities: For the year ended December 31, 2021, cash flows used for financing activities were $261.2 million compared to $201.3 million for the year ended December 31, 2020. The increase in cash used for financing activities was primarily due to an increase in repayments of long-term debt of $1.475 billion, the absence in 2021 of borrowings of convertible debt of $497.1 million in 2020, the increase in repurchases of convertible debt of $15.0 million and an increase in payments of debt issuance costs of $18.8 million, offset by borrowings of long-term debt of $1.935 billion in 2021.

Debt

October Debt Refinancing

On October 15, 2021, Gannett Holdings, our wholly-owned subsidiary, entered into the New Senior Secured Term Loan with Citibank N.A., as collateral agent and administrative agent for the lenders. Also on October 15, 2021, Gannett Holdings completed a private offering of the 2026 Senior Notes. The proceeds of the New Senior Secured Term Loan, together with the net proceeds from the 2026 Senior Notes were applied towards the full repayment of the 5-Year Term Loan.

There were certain lenders that participated in both the 5-Year Term Loan and the New Senior Secured Term Loan and 2026 Senior Notes and their balances in the 5-Year Term Loan were deemed to be modified. We continue to defer, over the terms of the 2026 Senior Notes and New Senior Secured Term Loan, the deferred financing fees and original issue discount from the 5-Year Term Loan of $7.0 million and $25.2 million, respectively, related to those lenders. Further, certain lenders in the 5-Year Term Loan did not participate in the New Senior Secured Term Loan and 2026 Senior Notes and their balances in the 5-Year Term Loan were deemed to be extinguished. Third-party fees of approximately $7.2 million were allocated to the new lenders in the 2026 Senior Notes on a pro-rata basis, and $5.2 million of original issue discount on the New Senior Secured Term Loan were capitalized and are being amortized over the respective terms of the 2026 Senior Notes and New Senior Secured Term Loan using the effective interest method. For the year ended December 31, 2021, third-party fees of $1.8 million and $7.9 million related to the New Senior Secured Term Loan and 2026 Senior Notes, respectively, which were allocated to the lenders whose balances were deemed to be modified, were expensed and recorded in Other operating expenses in the Consolidated statements of operations and comprehensive income (loss).

Amendment to the New Senior Secured Term Loan

On January 31, 2022, Gannett Holdings entered into the Term Loan Amendment to its New Senior Secured Term Loan to provide for Incremental Term Loans in an aggregate principal amount of $50 million. The Incremental Term Loans have substantially identical terms as the New Senior Secured Term Loan and are treated as a single tranche with the New Senior Secured Term Loan. The Term Loan Amendment also amended the New Senior Secured Term Loan to transition the interest rate base from LIBOR to the Adjusted Term SOFR and to permit the repurchase of up to $50 million of Common Stock under the Stock Repurchase Program consummated on or prior to December 31, 2022, in addition to capacity for Gannett Holdings to make restricted payments, including stock repurchases, currently permitted under other provisions of the New Senior Secured Term Loan and our other debt facilities, including the 2026 Senior Secured Notes Indenture and the 2027 Notes Indenture.

Term Loans

New Senior Secured Term Loan

Prior to the Term Loan Amendment, loans under the New Senior Secured Term Loan bore interest at a per annum rate equal to LIBOR (which shall not be less than 0.50% per annum) plus a margin of 5.00% or an alternate base rate (which shall not be less than 1.50% per annum) plus a margin equal to 4.00%. Since the effectiveness of the Term Loan Amendment, the loans under the New Senior Secured Term Loan (including the Incremental Term Loans) bear interest at a per annum rate equal to the Adjusted Term SOFR (which shall not be less than 0.50% per annum) plus a margin equal to 5.00% per annum or an alternate base rate (which shall not be less than 1.50% per annum) plus a margin equal to 4.00% per annum. Loans under the New Senior Secured Term Loan may be prepaid, at the option of Gannett Holdings, at any time without premium, except a premium equal to 1.00% of the aggregate principal amount of the loans being repaid in connection with certain refinancing or repricing events that reduce the all-in yield applicable to the loans and occur on or before October 15, 2022. In addition, we are required to repay the New Senior Secured Term Loan from time to time with (i) the proceeds of non-ordinary course asset sales and casualty and condemnation events, (ii) the proceeds of indebtedness not permitted under the New Senior Secured Term Loan, and (iii) the aggregate amount of cash and cash equivalents on hand at the Company and its restricted subsidiaries in excess of $100 million at the end of each fiscal year of the Company (beginning with the fiscal year ending December 31, 2021). The New Senior Secured Term Loan amortizes in equal quarterly installments, beginning June 30, 2022, at a rate equal to 10% per annum (or, if the ratio of debt secured on an equal basis with the New Senior Secured Term Loan less unrestricted cash of the Company and its restricted subsidiaries to Consolidated EBITDA (as such terms are defined in the New Senior Secured Term Loan ) (such ratio, the "First Lien Net Leverage Ratio"), for the most recently ended period of four consecutive fiscal quarters is equal to or less than 1.20 to 1.00, 5% per annum. All obligations under the New Senior Secured Term Loan are secured by all or substantially all of the assets of the Company and the wholly-owned domestic subsidiaries of the Company (the "Guarantors"). The obligations of Gannett Holdings under the New Senior Secured Term Loan are guaranteed on a senior secured basis by the Company and the Guarantors.

The New Senior Secured Term Loan contains usual and customary covenants for credit facilities of this type, including a requirement to have minimum unrestricted cash of $30 million as of the last day of each fiscal quarter, and restricts, among other things, our ability to incur debt, grant liens, sell assets, and make investments and pay dividends, in each case with customary exceptions, including an exception that permits dividends and repurchases of outstanding junior debt or equity in (i) an amount of up to $25 million per fiscal quarter if the First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 2.00 to 1.00, (ii) an amount of up to $50 million per fiscal quarter if the First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 1.50 to 1.00 and (iii) an unlimited amount if First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 1.00 to 1.00. As of December 31, 2021, we were in compliance with all of the covenants and obligations under the New Senior Secured Term Loan.

As of December 31, 2021, the effective interest rate for the New Senior Secured Term Loan was 6.4%. For the year ended December 31, 2021, we made prepayments, inclusive of both mandatory and optional prepayments, totaling $35.9 million, which were classified as financing activities in the Consolidated statements of cash flows.

5-Year Term Loan

On February 9, 2021, we entered into the 5-Year Term Loan. The 5-Year Term Loan was to mature on February 9, 2026 and, at our option, bore interest at a rate equal to LIBOR plus a margin equal to 7.00% per annum or an alternate base rate plus a margin equal to 6.00% per annum. Interest on the 5-Year Term Loan was payable at least every three months in arrears, beginning in May 2021.

The proceeds from the 5-Year Term Loan were used to repay the remaining principal balance and accrued interest of $1.043 billion and $13.3 million, respectively, on the Acquisition Term Loan and to pay fees and expenses incurred to obtain the 5-Year Term Loan.

There were certain lenders that participated in both the Acquisition Term Loan and the 5-Year Term Loan and their balances in the Acquisition Term Loan were deemed to be modified. We continued to defer, over the term, the deferred financing fees and original issue discount from the Acquisition Term Loan of $1.5 million and $34.7 million, respectively, related to those lenders. Further, certain lenders in the Acquisition Term Loan did not participate in the 5-Year Term Loan and their balances in the Acquisition Term Loan were deemed to be extinguished. Third-party fees of approximately $13.0 million were allocated to the new lenders in the 5-Year Term Loan on a pro-rata basis, and $20.9 million of original issue discount were capitalized and amortized over the term of the 5-Year Term Loan using the effective interest method. For the year ended December 31, 2021, third-party fees of $10.9 million, which were allocated to the lenders whose balances were deemed to be modified, were expensed and recorded in Other operating expenses in the Consolidated statements of operations and comprehensive income (loss).

Under the 5-Year Term Loan, we were contractually obligated to make prepayments with the proceeds from asset sales and elected to make optional payments with excess free cash flow from operations. The 5-Year Term Loan was repaid in full on October 15, 2021 and the repayment was classified as financing activities in the Consolidated statements of cash flows.

Term Loans Summary

We recorded interest expense, paid interest expense, and recognized amortization of original issue discount and deferred financing fees under the New Senior Secured Term Loan, the 5-Year Term Loan and the Acquisition Term Loan (collectively, the "Term Loans"). In connection with the Term Loans, during the year ended December 31, 2021, we recognized interest expense of $72.8 million, paid interest expense of $72.8 million and recognized amortization of original issue discount and deferred financing fees of $10.7 million and $2.6 million, respectively. Additionally, during the year ended December 31, 2021, we recognized losses on early extinguishment of $47.9 million, as a result of the write-off of original issue discount and deferred financing fees, primarily related to lenders whose debt was deemed extinguished as well as early prepayments, including $20.7 million related to the 5-Year Term Loan, $17.2 million related to the Acquisition Term Loan and approximately $10.0 million related to the write-off of original issue discount and deferred financing fees as a result of early prepayments on the Term Loans.

Senior Secured Notes due 2026

The 2026 Senior Notes were issued pursuant to an Indenture, dated October 15, 2021 (the "2026 Senior Notes Indenture") among Gannett Holdings, the Company, the Guarantors from time to time party thereto, U.S. Bank National Association, as trustee, and U.S. Bank National Association, as collateral agent, registrar, paying agent and authenticating agent.

Interest on the 2026 Senior Notes is payable semi-annually in arrears, beginning on May 1, 2022. The 2026 Senior Notes mature on November 1, 2026, unless redeemed or repurchased earlier pursuant to the 2026 Senior Notes Indenture. The 2026 Senior Notes may be redeemed at the option of Gannett Holdings, in whole or in part, at any time and from time to time after November 1, 2023, at the redemption prices set forth in the 2026 Senior Notes Indenture. At any time prior to such date, Gannett Holdings will be entitled at its option to redeem all, but not less than all, of the 2026 Senior Notes at the "make-whole" redemption price set forth in the 2026 Senior Notes Indenture. Additionally, at any time prior to November 1, 2023, Gannett Holdings may, on one or more occasions, redeem up to 40% of the aggregate principal amount of the 2026 Senior Notes at the redemption price set forth in the 2026 Senior Notes Indenture with the net cash proceeds of certain equity offerings. If certain changes of control with respect to Gannett Holdings or the Company occur, Gannett Holdings must offer to purchase the 2026 Senior Notes at a purchase price in cash equal to 101% of the principal amount thereof on the date of purchase, plus accrued and unpaid interest to, but excluding, the date of purchase. In addition, during any twelve-month period commencing on or after October 15, 2021 and ending prior to November 1, 2023, up to 10% of the aggregate principal amount of the 2026 Senior Notes issued under the 2026 Senior Notes Indenture may be redeemed at a purchase price equal to 103% of the aggregate principal amount of the 2026 Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to but excluding, the redemption date.

The 2026 Senior Notes are unconditionally guaranteed, jointly and severally, on a senior secured basis by the Guarantors. The 2026 Senior Notes and such guarantees are secured on a first-priority basis by the collateral, consisting of substantially all of the assets of Gannett Holdings and the Guarantors, subject to certain intercreditor arrangements.

The 2026 Senior Notes Indenture limits the Company and its restricted subsidiaries’ ability to, among other things, make investments, loans, advances, guarantees and acquisitions; incur or guarantee additional debt and issue certain disqualified equity interests and preferred stock; make certain restricted payments, including a limit on dividends on equity securities or payments to redeem, repurchase or retire equity securities or other indebtedness; dispose of assets; create liens on assets to secure debt; engage in transactions with affiliates; enter into certain restrictive agreements; and consolidate, merge, sell or otherwise dispose of all or substantially all of their or a Guarantor’s assets. These covenants are subject to a number of limitations and exceptions. The 2026 Senior Notes Indenture also contains customary events of default.

Debt issuance costs of $7.2 million will be amortized over the 5-year contractual life of the 2026 Senior Notes. Additionally, $4.0 million of debt issuance costs and $14.3 million of original issue discount were deferred from the refinancing of the 5-Year Term Loan. The unamortized discount and unamortized debt issuance costs will be amortized over the remaining contractual life of the 2026 Senior Notes. In connection with the 2026 Senior Notes, for the year ended December 31, 2021 we recognized amortization of debt issuance costs and amortization of the original issue discount of $0.5 million and $0.6 million, respectively, and recognized $5.1 million of interest expense. The effective interest rate on the 2026 Senior Notes was 7.3% as of December 31, 2021.

Senior Secured Convertible Notes due 2027

The 2027 Notes were issued pursuant to an Indenture dated as of November 17, 2020, as amended by the First Supplemental Indenture dated as of December 21, 2020 and the Second Supplemental Indenture dated as of February 9, 2021 (collectively, the "2027 Notes Indenture"), between the Company and U.S. Bank National Association, as trustee.

In connection with the issuance of the 2027 Notes, we entered into an Investor Agreement (the "Investor Agreement") with the holders of the 2027 Notes (the "Holders") establishing certain terms and conditions concerning the rights and restrictions on the Holders with respect to the Holders' ownership of the 2027 Notes. We also entered into an amendment to the Registration Rights Agreement dated November 19, 2019, with the Former Manager.

Interest on the 2027 Notes is payable semi-annually in arrears. The 2027 Notes mature on December 1, 2027, unless earlier repurchased or converted. The 2027 Notes may be converted at any time by the holders into cash, shares of Common Stock or any combination of cash and Common Stock, at our election. The initial conversion rate is 200 shares of Common Stock per $1,000 principal amount of the 2027 Notes, which is equal to a conversion price of $5.00 per share of Common Stock (the "Conversion Price").

The conversion rate is subject to customary adjustment provisions as provided in the 2027 Notes Indenture. In addition, the conversion rate will be subject to adjustment in the event of any issuance or sale of Common Stock (or securities convertible into Common Stock) at a price equal to or less than the Conversion Price in order to ensure that following such issuance or sale, the 2027 Notes would be convertible into approximately 42% (adjusted for repurchases and certain other events that reduce the outstanding amount of the 2027 Notes) of the Common Stock after giving effect to such issuance or sale (assuming the initial principal amount of the 2027 Notes remains outstanding). After giving effect to the repurchases of the 2027 Notes described below, such percentage is approximately 41%.

Upon the occurrence of a "Make-Whole Fundamental Change" (as defined in the 2027 Notes Indenture), we will in certain circumstances increase the conversion rate for a specified period of time. If a "Fundamental Change" (as defined in the 2027 Notes Indenture) occurs, the Company will be required to offer to repurchase the 2027 Notes at a repurchase price of 110% of the principal amount thereof.

Holders of the 2027 Notes will have the right to put up to approximately $100 million of the 2027 Notes at par on or after the date that is 91 days after the maturity date of the New Senior Secured Term Loan.

Under the 2027 Notes Indenture, we can only pay cash dividends up to an agreed-upon amount, provided the ratio of consolidated debt to EBITDA (as such terms are defined in the 2027 Notes Indenture) does not exceed a specified ratio. In addition, the 2027 Notes Indenture provides that, at any time that the Company’s Total Gross Leverage Ratio (as defined in the 2027 Notes Indenture) exceeds 1.5 and we approve the declaration of a dividend, we must offer to purchase a principal amount of 2027 Notes equal to the proposed amount of the dividend.

Until the four-year anniversary of the issuance date, we will have the right to redeem for cash up to approximately $99.4 million of the 2027 Notes at a redemption price of 130% of the principal amount thereof, with such amount reduced ratably by any principal amount of 2027 Notes that has been converted by the holders or redeemed or purchased by us.

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

For the year ended December 31, 2021, no shares were issued upon conversion, exercise, or satisfaction of the required conditions. Refer to Note 13 — Supplemental equity information for details on the convertible debt's impact to diluted earnings per share under the if-converted method.

In November 2021, we entered into separate, privately negotiated agreements with certain holders of our 2027 Notes and repurchased $11.8 million aggregate principal of our outstanding 2027 Notes for $15.3 million in cash, including accrued interest. The repurchase was treated as an extinguishment of a portion of the 2027 Notes and as a result, for the year ended December 31, 2021 the Company recognized a Loss on extinguishment of $0.8 million and a write-off of unamortized original issue discount of $2.3 million and an immaterial write-off of unamortized deferred financing costs. The repurchase of the 2027 Notes resulted in a $4.2 million reduction in Additional paid-in capital, net of tax, in the Consolidated balance sheets. The remaining 2027 Notes are convertible into 97.1 million shares of Common Stock, based on a conversion price of $5.00 per share.

Senior Convertible Notes due 2024

The $3.3 million principal value of the remaining 4.75% convertible senior notes due 2024 (the "2024 Notes") outstanding is reported as convertible debt in the Consolidated balance sheets. The effective interest rate on the 2024 Notes was 6.05% as of December 31, 2021.

Additional information

Shelf registration statement

On March 19, 2021, we filed an automatic shelf registration statement with the SEC, under which we have the ability to offer and sell an indeterminate amount of various types of securities in the future. This replaced our previous shelf registration statement dated April 5, 2018. The specific terms of any securities that may be issued under our shelf registration statement and the timing of any such offers and sales will depend on a variety of factors, including the underlying price of our Common Stock and our capital needs. We believe that the shelf registration statement provides us with additional financing flexibility to efficiently access the capital markets when desired.

Other information

We continue to evaluate our results of operations, liquidity and cash flows, and as part of these measures, we have taken steps to manage cash outflow by rationalizing expenses and implementing various cost containment initiatives. We presently have no intention to declare or pay a dividend and there can be no assurance that we will pay dividends in the future. In addition, the terms of our indebtedness, including our credit facility, the New Senior Secured Term Loan, and the 2026 Senior Secured Notes Indenture and the 2027 Notes Indenture have terms that restrict our ability to pay dividends.

On February 1, 2022, the Board of Directors authorized the repurchase of up to $100 million under the Stock Repurchase Program.

The CARES Act, enacted March 27, 2020, provided various forms of relief to companies impacted by the COVID-19 pandemic. As part of the relief available under the CARES Act, we deferred remittance of our 2020 Federal Insurance Contributions Act ("FICA") taxes as allowed by the legislation. We deferred $41.6 million of the employer portion of FICA taxes for payroll paid between March 27, 2020 and December 31, 2020. We paid 50% of the FICA deferral during the year ended December 31, 2021 with the remaining 50% to be remitted on or before December 31, 2022.

For the GR Plan in the U.S., we have deferred our contractual contribution and negotiated a contribution payment plan of $5 million per quarter through the end of September 30, 2022.

We expect our capital expenditures during the year ended December 31, 2022 to total approximately $45.0 million. These capital expenditures are anticipated to be primarily comprised of projects related to digital product development, costs associated with our print and technology systems, and system upgrades.

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

Although we currently forecast sufficient liquidity, a resurgence of the COVID-19 pandemic and related counter-measures could have a material negative impact on our liquidity and our ability to meet our ongoing obligations, including obligations under the New Senior Secured Term Loan, the 2026 Senior Secured Notes, and the 2027 Notes. We continue to closely monitor the COVID-19 pandemic and will continue to take the steps necessary to appropriately manage liquidity.

As of December 31, 2021, we had no material off-balance sheet arrangements as defined in the rules of the SEC.

Contractual obligations and commitments

We enter into various contractual arrangements as a part of our operations. Many of these contractual obligations are discussed in the notes to our Consolidated financial statements. As of December 31, 2021, material obligations discussed in the notes to our consolidated financial statements included (i) principal payments on our long-term debt, prior to the impact of the amendment to the New Senior Secured Term Loan, discussed in Note 9 — Debt, (ii) operating leases discussed in Note 4 — Leases, and (iii) pension and postretirement benefits discussed in Note 10 — Pensions and other postretirement benefit plans. We anticipate interest payments associated with our long-term debt totaling $79.2 million in 2022, $75.0 million in 2023 and $203.8 million thereafter. Due to uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at December 31, 2021, we are unable to make reasonably reliable estimates of the period of cash settlement. See Note 12 — Income taxes to the Consolidated financial statements for a further discussion of income taxes.

In addition, we have purchase obligations which include printing contracts, digital licenses and IT services, professional services, interactive marketing agreements, and other legally binding commitments. As of December 31, 2021, we had future purchase obligations totaling $235.8 million due in 2022, $149.6 million due in 2023, and $173.6 million due thereafter. Amounts for which we are liable under purchase orders outstanding at December 31, 2021 are reflected in the Consolidated balance sheets as Accounts payable and accrued liabilities. We also have other noncurrent liabilities primarily related to IT leases at Newsquest, a subsidiary in the U.K, totaling $3.9 million due in 2022, $3.2 million due in 2023, and $8.0 million due thereafter.

NON-GAAP FINANCIAL MEASURES

A non-GAAP financial measure is generally defined as one that purports to measure historical or future financial performance, financial position, or cash flows, but excludes or includes amounts that would not be so excluded or included in the most comparable U.S. GAAP measure.

Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial measures we believe offer a useful view of the overall operation of our businesses and may be different than similarly-titled measures used by other companies. We define Adjusted EBITDA as Net income (loss) attributable to Gannett before (1) Income tax expense (benefit), (2) Interest expense, (3) Gains or losses on the early extinguishment of debt, (4) Non-operating pension income, (5) Loss on convertible notes derivative, (6) Depreciation and amortization, (7) Integration and reorganization costs, (8) Other operating expenses, including third-party debt expenses and acquisition costs, (9) Asset impairments, (10) Goodwill and intangible impairments, (11) Gains or losses on the sale or disposal of assets, (12) Share-based compensation, and (13) certain other non-recurring charges. We define Adjusted EBITDA margin as Adjusted EBITDA divided by total Operating revenues.

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

Limitations of Adjusted EBITDA and Adjusted EBITDA margin

Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools. They should not be viewed in isolation or as a substitute for U.S. GAAP measures of earnings or cash flows. Material limitations in making the adjustments to our earnings to calculate Adjusted EBITDA and Adjusted EBITDA margin and using these non-GAAP financial measures as compared to U.S. GAAP net income (loss) include: the cash portion of interest/financing expense, income tax (benefit) provision, and charges related to asset impairments, which may significantly affect our financial results.

Management believes these items are important in evaluating our performance, results of operations, and financial position. We use non-GAAP financial measures to supplement our U.S. GAAP results in order to provide a more complete understanding of the factors and trends affecting our business.

Adjusted EBITDA and Adjusted EBITDA margin are not alternatives to net income (loss) and margin as calculated and presented in accordance with U.S. GAAP. As such, they should not be considered or relied upon as substitutes or alternatives for any such U.S. GAAP financial measures. We strongly urge you to review the reconciliation of Net loss attributable to Gannett to Adjusted EBITDA and Adjusted EBITDA margin along with our Consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We also strongly urge you not to rely on any single financial measure to evaluate our business. In addition, because Adjusted EBITDA and Adjusted EBITDA margin are not measures of financial performance under U.S. GAAP and are susceptible to varying calculations, the Adjusted EBITDA and Adjusted EBITDA margin measures as presented in this report may differ from and may not be comparable to similarly titled measures used by other companies.

The table below shows the reconciliation of Net loss attributable to Gannett to Adjusted EBITDA and Net loss attributable to Gannett margin to Adjusted EBITDA margin for the periods presented:

	Year ended December 31,
In thousands	2021	2020
Net loss attributable to Gannett	$(134,962)	$(670,479)
Provision (benefit) for income taxes	48,250	(33,450)
Interest expense	135,748	228,513
Loss on early extinguishment of debt	48,708	43,760
Non-operating pension income	(95,357)	(72,149)
Loss on convertible notes derivative	126,600	74,329
Depreciation and amortization	203,958	263,819
Integration and reorganization costs	49,284	145,731
Other operating expenses	20,952	11,152
Asset impairments	3,976	11,029
Goodwill and intangible impairments	—	393,446
Loss (gain) on sale or disposal of assets, net	17,208	(5,680)
Share-based compensation expense	18,439	26,350
Other items	(9,092)	(2,476)
Adjusted EBITDA (non-GAAP basis)	$433,712	$413,895
Net loss attributable to Gannett margin	(4.2)%	(19.7)%
Adjusted EBITDA margin (non-GAAP basis)	13.5%	12.2%

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

Goodwill and Indefinite-Lived Intangible Assets

We evaluate each of our reporting units annually as of the end of our second fiscal quarter, as well as when changes in our operating structure occur. We have the option to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we elect to perform a qualitative assessment and conclude it is more likely than not that the fair value of the reporting unit is equal to or greater than its carrying value, no further assessment of that reporting unit’s goodwill is necessary; otherwise goodwill must be tested for impairment. In the quantitative test, we are required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. Fair value of the reporting unit is defined as the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. We generally determine the fair value of a reporting unit using a combination of a discounted cash flow analysis and a market-based approach. Estimates of fair value include inputs that are subjective in nature, involve uncertainties, and involve matters of significant judgment that are made at a specific point in time. Changes in key assumptions from period to period could significantly affect the estimates of fair value. Significant assumptions used in the fair value estimates include projected revenues and related growth rates over time, projected operating cash flow margins, discount rates, and future economic and market conditions. If the carrying value of the reporting unit exceeds the estimate of fair value, we calculate the impairment as the excess of the carrying value of goodwill over its implied fair value.

Newspaper mastheads (newspaper titles) are not subject to amortization as it has been determined that the useful lives of such mastheads are indefinite. Newspaper mastheads are tested for impairment annually, or more frequently if events or changes in circumstances indicate the asset might be impaired. The impairment test consists of a comparison of the fair value of each group of mastheads with their carrying amount. We used a relief from royalty approach, which utilizes a discounted cash flow model to determine the fair value of newspaper mastheads. Our judgments and estimates of future operating results in determining the reporting unit fair values are consistently applied in determining the fair value of mastheads.

The performance of our annual impairment analyses resulted in no impairments to goodwill or indefinite-lived intangible assets in fiscal 2021. We have not subsequently identified any indicators of impairment that would indicate our reporting units are at risk of failing the goodwill or indefinite-lived intangible asset impairment tests subsequent to the second quarter of 2021. See Note 7 — Goodwill and intangible assets for further discussion.

Long-Lived Assets

We evaluate the carrying value of property, plant and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. The evaluation is performed by asset group, which is the lowest level of identifiable cash flows independent of other assets. The assessment of recoverability is based on management’s estimates by comparing the sum of the estimated undiscounted cash flows generated by the underlying asset groups to its carrying value of the asset groups to determine whether an impairment existed at its lowest level of identifiable cash flows. If the carrying amount of the asset group is greater than the expected undiscounted cash flows to be generated by the asset group, an impairment is recognized to the extent the carrying value of such asset group exceeds its fair value. The market approach is used in some cases to estimate the fair value of property, plant and equipment, particularly when there is a change in the use of an asset.

As part of ongoing cost-efficiency programs, we have ceased a number of print operations. Pursuant to these actions, certain assets and real estate to be retired have been assessed for impairment. See Note 8 — Integration and reorganization costs and asset impairments for a discussion of impairment charges taken.

Revenue Recognition

Our contracts with customers sometimes include promises to transfer multiple products and services to a customer. Revenue from sales agreements that contain multiple performance obligations are allocated to each obligation based on the relative standalone selling price. We determine standalone selling prices based on observable prices charged to customers.

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

We account for income taxes under the provisions of ASC Topic 740, "Income Taxes" ("ASC 740"). Under ASC 740, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to affect taxable income. The assessment of the realizability of deferred tax assets involves a high degree of judgment and complexity. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are expected to be realized. When we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would be made and reflected either in income or as an adjustment to goodwill. This determination will be made by considering various factors, including our expected future results, that in our judgment will make it more likely than not that these deferred tax assets will be realized.

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

Our pension plans have assets valued at $3.2 billion as of December 31, 2021 and the plans' benefit obligation is $3.0 billion, resulting in the plans being 107% funded.

For 2021, the assumption used for the funded status discount rate was 2.95% for our principal retirement plan obligations. As an indication of the sensitivity of pension liabilities to the discount rate assumption, a 50 basis point reduction in the discount rate at the end of 2021 would have increased plan obligations by approximately $84.0 million. A 50 basis point change in the discount rate used to calculate 2021 benefit would have changed total pension plan expense for 2021 by approximately $7.0 million. To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets, input from the actuaries and investment consultants, and long-term inflation assumptions. For our principal retirement plan, we used an assumption of 6.3% for our expected return on pension plan assets for 2021. If we were to reduce our expected rate of return assumption by 50 basis points, the benefit for 2021 would have increased by approximately $9.2 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are exposed to market risk from changes in interest rates, commodity prices, and foreign currency exchange rates. Changes in these factors could cause fluctuations in earnings and cash flow. In the normal course of business, exposure to certain of these market risks is managed as described below.

Interest Rates

We generally manage our risk associated with changes in interest rates through the use of a combination of variable and fixed-rate debt. As of December 31, 2021, we had variable and fixed-rate debt totaling $480.1 million and $888.6 million, respectively. Our variable-rate debt consisted of the New Senior Secured Term Loan which has a minimum LIBOR requirement of 50 basis points. A hypothetical interest rate increase of 50 basis points would not have materially impacted our interest expense or cash flows related to our variable-rate debt for the year ended December 31, 2021. There were no interest rate swaps in place during this period. See Note 9 — Debt to our Consolidated financial statements for further discussion of our debt. Also refer to Note 16 — Subsequent events to our Consolidated financial statements as well as Item 7 — Recent Developments for a discussion of the transition of variable interest rates based on LIBOR to Adjusted Term SOFR due to regulatory requirements.

Commodity Prices

Certain operating expenses of ours are sensitive to commodity price fluctuations. Our primary commodity price exposures are newsprint and, to a lesser extent, ink, which in the aggregate represented approximately 3% of our total operating expenses for both the years ended December 31, 2021 and 2020. A hypothetical $10 per metric ton increase in newsprint price would not have materially impacted our results of operations or cash flows based on newsprint usage for the year ended December 31, 2021 of approximately 180,370 metric tons.

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

Translation gains or losses affecting the Consolidated statements of operations and comprehensive income (loss) have not been significant in the past. Cumulative foreign currency translation adjustments reported as part of equity totaled $9.1 million and $9.7 million at December 31, 2021 and 2020, respectively.

Newsquest's assets and liabilities were translated from British pounds sterling to U.S. dollars at the December 31, 2021 exchange rate of 1.35. Newsquest's revenues and expenses were translated at an average rate of 1.38 for the year ended December 31, 2021.

A hypothetical 10% fluctuation of the price of the British pound sterling and the currencies in our Digital Marketing Solutions segment against the U.S. dollar would not have materially impacted operating income for the year ended December 31, 2021.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes self-monitoring mechanisms and actions taken to correct deficiencies as they are identified. Because of the inherent limitations in any internal control, no matter how well designed, misstatements may occur and not be prevented or detected. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions or to the degree that compliance with the policies and procedures may decline.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on its evaluation, management concluded that, as of December 31, 2021, the Company’s internal control over financial reporting is effective based on the specified criteria.

The effectiveness of internal control over financial reporting as of December 31, 2021 has been audited by the Company’s independent registered public accounting firm, Ernst & Young LLP, as stated in their report on page 62 herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Gannett Co., Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Gannett Co., Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Gannett Co., Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and December 31, 2020, the related consolidated statements of operations and comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 24, 2022 expressed an unqualified opinion thereon.

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
February 24, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Gannett Co., Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gannett Co., Inc. (the Company) as of December 31, 2021 and December 31, 2020, the related consolidated statements of operations and comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2022 expressed an unqualified opinion thereon.

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
At December 31, 2021, the Company’s goodwill and intangible assets with indefinite lives, which consist of newspaper mastheads, were $533.7 million and $168.2 million, respectively. As discussed in Note 2 of the consolidated financial statements, goodwill and intangible assets with indefinite lives are tested for impairment at least annually or when events occur that indicate impairment could exist. The Company did not identify impairment of goodwill and indefinite lived-intangible assets as a result of the annual impairment assessment performed as of June 30, 2021.

Auditing management’s impairment tests of goodwill and newspaper masthead intangible assets was complex and judgmental and required the involvement of specialists due to the estimation required in determining the fair value of the reporting units and newspaper mastheads. In particular, the estimates of the fair value of the reporting units are sensitive to significant assumptions such as projected revenue growth rates, discount rates and projected EBITDA margins. The estimates of fair value of the newspaper masthead intangible assets are sensitive to significant assumptions including the royalty rates, discount rates and projected revenue growth rates. These assumptions are affected by expectations about future economic and industry factors.

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

To test the estimated fair value of the Company’s reporting units and newspaper masthead intangible assets, we performed audit procedures that included, among others, assessing the valuation methodologies used, testing the significant assumptions described above and testing the completeness and accuracy of the underlying data the Company used in its analyses. For example, we compared the projected revenue growth rates and EBITDA margins used in the valuations to current industry and economic trends and assessed the historical accuracy of management’s estimates. With the assistance of our internal valuation specialists, we also developed an independent range of the discount rate and royalty rate assumptions and compared them to the rates determined by management. We performed sensitivity analyses of the significant assumptions to evaluate the changes in the fair value of the reporting units and the newspaper masthead intangible assets that would result from changes in the assumptions. In addition, we tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company.

Defined Benefit Pension Obligation
Description of the Matter
At December 31, 2021, the Company’s aggregate obligation for its defined benefit pension plans was $3.0 billion, with related pension assets of $3.2 billion, resulting in a net pension asset of $215.6 million as of December 31, 2021. The Company recorded a net periodic pension benefit of $95.4 million for the year-ended December 31, 2021. As described in Note 10 of the consolidated financial statements, the Company updates the estimates used to measure the defined benefit pension assets and obligations annually or upon a remeasurement event to reflect the actual return on plan assets and updated actuarial assumptions.
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

Tysons, VA

February 24, 2022

GANNETT CO., INC.
CONSOLIDATED BALANCE SHEETS

In thousands, except share amounts	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$130,756	$170,725
Accounts receivable, net of allowance for doubtful accounts of $16,470 and $20,843, respectively	328,733	314,305
Inventories	37,662	35,075
Prepaid expense and other current assets	80,110	116,581
Total current assets	577,261	636,686
Property, plant and equipment, net	415,384	590,272
Operating lease assets	271,935	289,504
Goodwill	533,709	534,088
Intangible assets, net	713,153	824,650
Deferred tax assets	32,399	90,240
Pension plan and other assets	284,228	143,474
Total assets	$2,828,069	$3,108,914

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$357,014	$378,246
Deferred revenue	184,838	186,007
Current portion of long-term debt	69,456	128,445
Other current liabilities	51,218	48,602
Total current liabilities	662,526	741,300
Long-term debt	769,446	890,323
Convertible debt	393,354	581,405
Deferred tax liabilities	28,812	6,855
Pension and other postretirement benefit obligations	71,937	99,765
Long-term operating lease liabilities	254,969	274,460
Other long-term liabilities	117,410	151,847
Total noncurrent liabilities	1,635,928	2,004,655
Total liabilities	2,298,454	2,745,955
Redeemable noncontrolling interests	—	(1,150)
Commitments and contingent liabilities (see Note 14)

Equity
Preferred stock, $0.01 par value, 300,000 shares authorized, of which 150,000 shares are designated as Series A Junior Participating Preferred Stock, none of which were outstanding at December 31, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value, 2,000,000,000 shares authorized; 144,667,389 shares issued and 142,299,399 shares outstanding at December 31, 2021; 139,494,741 shares issued and 138,102,993 shares outstanding at December 31, 2020	1,446	1,395
Treasury stock, at cost, 2,367,990 and 1,391,748 shares at December 31, 2021 and December 31, 2020, respectively	(8,151)	(4,903)
Additional paid-in capital	1,400,206	1,103,881
Accumulated deficit	(921,399)	(786,437)
Accumulated other comprehensive income	59,998	50,173
Total Gannett stockholders equity	532,100	364,109
Noncontrolling interests	(2,485)	—
Total equity	529,615	364,109
Total liabilities and equity	$2,828,069	$3,108,914
The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
In thousands, except per share amounts	2021	2020	2019
Advertising and marketing services	$1,651,161	$1,710,244	$952,644
Circulation	1,249,674	1,391,996	704,842
Other	307,248	303,430	210,423
Total operating revenues	3,208,083	3,405,670	1,867,909
Operating costs	1,901,564	2,034,272	1,079,593
Selling, general and administrative expenses	902,064	999,789	602,106
Depreciation and amortization	203,958	263,819	111,882
Integration and reorganization costs	49,284	145,731	52,212
Asset impairments	3,976	11,029	3,009
Goodwill and intangible impairments	—	393,446	100,743
Loss (gain) on sale or disposal of assets, net	17,208	(5,680)	4,723
Other operating expenses	20,952	11,152	60,618
Total operating expenses	3,099,006	3,853,558	2,014,886
Operating income (loss)	109,077	(447,888)	(146,977)
Interest expense	135,748	228,513	63,660
Loss on early extinguishment of debt	48,708	43,760	6,058
Non-operating pension income	(95,357)	(72,149)	(9,085)
Loss on convertible notes derivative	126,600	74,329	—
Other non-operating income, net	(18,701)	(16,494)	(426)
Non-operating expense	196,998	257,959	60,207
Loss before income taxes	(87,921)	(705,847)	(207,184)
Provision (benefit) for income taxes	48,250	(33,450)	(85,994)
Net loss	$(136,171)	$(672,397)	$(121,190)
Net loss attributable to noncontrolling interests	(1,209)	(1,918)	(1,348)
Net loss attributable to Gannett	$(134,962)	$(670,479)	$(119,842)

Loss per share attributable to Gannett - basic	$(1.00)	$(5.09)	$(1.77)
Loss per share attributable to Gannett - diluted	$(1.00)	$(5.09)	$(1.77)
Dividends declared per share	$—	$—	$1.52

Other comprehensive income:
Foreign currency translation adjustments	$(604)	$2,466	$7,266
Pension and other postretirement benefit items:
Net actuarial gain	13,811	60,471	12,534
Amortization of net actuarial loss	64	37	86
Change in prior service cost	—	(1,905)	—
Other	(387)	(2,108)	305
Total pension and other postretirement benefit items	13,488	56,495	12,925
Other comprehensive income before tax	12,884	58,961	20,191
Income tax provision related to components of other comprehensive income	3,059	16,990	5,108
Other comprehensive income, net of tax	9,825	41,971	15,083
Comprehensive loss	(126,346)	(630,426)	(106,107)
Comprehensive loss attributable to noncontrolling interests(a)	(1,209)	(1,918)	(1,348)
Comprehensive loss attributable to Gannett	$(125,137)	$(628,508)	$(104,759)
(a) For the years ended December 31, 2021, 2020 and 2019, Net loss attributable to noncontrolling interests included $1.1 million $1.9 million, and $1.3 million, respectively, relating to redeemable noncontrolling interests.
The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
In thousands	2021	2020	2019
Operating activities
Net loss	$(136,171)	$(672,397)	$(121,190)
Adjustments to reconcile net loss to operating cash flows:
Depreciation and amortization	203,958	263,819	111,882
Share-based compensation expense	18,439	26,350	11,324
Non-cash interest expense	25,507	24,086	3,851
Non-cash acquisition related costs	—	—	26,411
Provision (benefit) for deferred income taxes	44,970	(30,175)	(87,765)
Loss (gain) on sale or disposal of assets, net	17,208	(5,680)	4,723
Loss on convertible notes derivative	126,600	74,329	—
Loss on early extinguishment of debt	48,708	43,760	6,058
Asset impairments	3,976	11,029	3,009
Goodwill and intangible impairments	—	393,446	100,743
Pension and other postretirement benefit obligations	(150,824)	(117,522)	(100,452)
Change in assets and liabilities:
Accounts receivables, net	(33,246)	111,506	12,608
Inventory	(2,824)	19,965	5,150
Prepaid expenses	5,576	4,078	7,016
Accounts payable and accrued liabilities	(33,457)	(66,377)	44,311
Deferred revenue	931	(19,348)	(8,326)
Other assets and liabilities	(11,898)	(3,099)	6,182
Cash provided by operating activities	127,453	57,770	25,535
Investing activities
Acquisitions, net of cash acquired	(125)	—	(796,502)
Purchases of property, plant, and equipment	(39,560)	(36,975)	(13,978)
Proceeds from sale of publications, real estate and other assets	111,765	196,344	27,486
Insurance proceeds received for damage to property	—	1,643	—
Change in other investing activities	(1,433)	(876)	(2,066)
Cash provided by (used for) investing activities	70,647	160,136	(785,060)
Financing activities
Payments of debt issuance costs	(21,071)	(2,307)	(121,223)
Borrowings of long-term debt	1,934,940	—	1,792,000
Borrowings under revolving credit facility	—	—	153,900
Repayments of long-term debt	(2,156,046)	(681,050)	(481,058)
Repayments under revolving credit facility	—	—	(153,900)
Repurchase of convertible debt	(15,012)	—	(197,950)
Proceeds from convertible debt	—	497,094	—
Payments of dividends	—	—	(91,936)
Changes in other financing activities	(3,983)	(15,079)	(920)
Cash provided by (used for) financing activities	(261,172)	(201,342)	898,913
Effect of currency exchange rate change	(35)	1,498	(3,494)
Increase (decrease) in cash, cash equivalents and restricted cash	(63,107)	18,062	135,894
Balance of cash, cash equivalents and restricted cash at beginning of year	206,726	188,664	52,770
Cash, cash equivalents and restricted cash at end of year	$143,619	$206,726	$188,664
The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Common stock		Additional paid-in capital	Accumulated Other Comprehensive income (loss)	Retained earnings (accumulated deficit)	Treasury stock		Non-controlling interests(a)	Total equity
In thousands	Shares	$				Shares	$
Balance at December 30, 2018	60,508	$605	$721,605	$(6,881)	$3,767	202	$(1,873)	$—	$717,223
Net loss attributable to Gannett	—	—	—	—	(119,842)	—	—	—	(119,842)
Restricted share grants	301	3	(3)	—	—	—	—	—	—
Restricted stock awards settled, net of withholdings	1,982	20	(462)	—	—	—	—	—	(442)
Other comprehensive income, net(b)	—	—	—	15,083	—	—	—	—	15,083
Share-based compensation expense	—	—	11,324	—	—	—	—	—	11,324
Impact of adoption of ASC 842	—	—	—	—	117	—	—	—	117
Issuance of common stock to former stockholders	62,390	624	423,232	—	—	—	—	—	423,856
Issuance of common stock to the Former Manager	4,206	42	26,369	—	—	—	—	—	26,411
Purchase of treasury stock	—	—	—	—	—	68	(1,002)	—	(1,002)
Restricted share forfeiture	—	—	51	—	—	125	(1)	—	50
Dividends declared	—	—	(91,838)	—	—	—	—	—	(91,838)
Other activity	—	—	416	—	—	—	—	—	416
Balance at December 31, 2019	129,387	$1,294	$1,090,694	$8,202	$(115,958)	395	$(2,876)	$—	$981,356
Net loss attributable to Gannett	—	—	—	—	(670,479)	—	—	—	(670,479)
Restricted share grants	5,846	58	(60)	—	—	—	—	—	(2)
Restricted stock awards settled, net of withholdings	3,585	36	(11,037)	—	—	—	—	—	(11,001)
Other comprehensive income, net(b)	—	—	—	41,971	—	—	—	—	41,971
Share-based compensation expense	—	—	26,350	—	—	—	—	—	26,350
Issuance of common stock	677	7	1,614	—	—	—	—	—	1,621
Remeasurement of redeemable noncontrolling interests	—	—	(3,878)	—	—	—	—	—	(3,878)
Purchase of treasury stock	—	—	—	—	—	349	(2,020)	—	(2,020)
Restricted share forfeiture	—	—	—	—	—	648	(7)	—	(7)
Other activity	—	—	198	—	—	—	—	—	198
Balance at December 31, 2020	139,495	$1,395	$1,103,881	$50,173	$(786,437)	1,392	$(4,903)	$—	$364,109
Net loss attributable to Gannett	—	—	—	—	(134,962)	—	—	(66)	(135,028)
Restricted share grants	3,883	39	(39)	—	—	—	—	—	—
Restricted stock awards settled, net of withholdings	1,072	10	(1,912)	—	—	—		—	(1,902)
Other comprehensive income, net(b)	—	—	—	9,825	—	—	—	—	9,825
Share-based compensation expense	—	—	18,439	—	—	—	—	—	18,439
Equity component - 2027 Notes	—	—	279,557	—	—	—	—	—	279,557
Issuance of common stock	217	2	136	—	—	—	—	—	138
Remeasurement of redeemable noncontrolling interests	—	—	126	—	—	—	—	—	126
Treasury stock	—	—	—	—	—	597	(3,244)		(3,244)
Restricted share forfeiture	—	—	—	—	—	379	(4)	—	(4)
Other activity	—	—	18	—	—	—	—	(2,419)	(2,401)
Balance at December 31, 2021	144,667	$1,446	$1,400,206	$59,998	$(921,399)	2,368	$(8,151)	$(2,485)	$529,615
(a) Excludes Redeemable noncontrolling interests which are reflected in temporary equity.
(b) For the years ended December 31, 2021, 2020 and 2019, Other comprehensive income is net of income tax provision of $3.1 million, $17.0 million and $5.1 million, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — Description of business and basis of presentation

Description of business

Gannett Co., Inc. ("Gannett", "we", "us", "our", or the "Company") is a subscription-led and digitally-focused media and marketing solutions company committed to empowering communities to thrive. Gannett operates a scalable, data-driven media platform that aligns with our consumer and digital marketing trends. We aim to be the premier source for clarity, connections, and solutions within our communities. Our strategy is focused on driving audience growth and engagement by delivering deeper content experiences to our consumers, while offering the products and marketing expertise our advertisers desire. The execution of this strategy is expected to enable us to continue our evolution from a more traditional print media business to a digitally-focused content platform.

Our current portfolio of media assets includes USA TODAY, local media organizations in 45 states in the U.S., and Newsquest, a wholly-owned subsidiary operating in the United Kingdom (the "U.K.") with more than 120 local media brands. We also operate a digital marketing solutions company branded LOCALiQ, that provides a cloud-based platform of products to enable small and medium businesses ("SMBs") to accomplish their marketing goals. In addition, we run what we believe is the largest media-owned events business in the U.S., USA TODAY NETWORK Ventures.

Through USA TODAY, our local property network, and Newsquest, we deliver high-quality, trusted content with a commitment to balanced, unbiased journalism, where and when consumers want to engage with it on virtually any device or platform. Additionally, the Company has strong relationships with thousands of local and national businesses in both our U.S. and U.K. markets due to our large local and national sales forces and a robust advertising and marketing solutions product suite. The Company reports in two segments, Publishing and Digital Marketing Solutions ("DMS"). We also have a Corporate and other category that includes activities not directly attributable to a specific reportable segment and includes broad corporate functions such as legal, human resources, accounting, analytics, finance, and marketing. A full description of our reportable segments is included in Note 15 — Segment reporting in the notes to the Consolidated financial statements.

Until November 19, 2019, our corporate name was New Media Investment Group Inc. ("Legacy New Media") and Gannett Co., Inc. was a separate publicly traded company. On November 19, 2019, New Media completed its acquisition of Gannett Co., Inc. (which was renamed Gannett Media Corp. and is referred to as "Legacy Gannett"). In connection with the acquisition, New Media changed its name to Gannett Co., Inc. and assumed Legacy Gannett's ticker symbol "GCI" (having previously traded under "NEWM"). In addition, effective at 11:59 p.m. Eastern Time on December 31, 2020, the Company's former management agreement (the "Former Management Agreement") with FIG LLC (the "Former Manager") was terminated.

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

In connection with the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"), the Company received Paycheck Protection Program ("PPP") funding in support of certain of our locations that were meaningfully affected by the COVID-19 pandemic totaling $16.4 million, which was included in Operating activities in the Consolidated statements of cash flows for the year ended December 31, 2021. As permitted under the CARES Act, during 2021, the Company received forgiveness for all of such loans, which was recognized in earnings in the Consolidated statements of operations and comprehensive income (loss) as an offset to Operating costs of $12.1 million and Selling, general, and administrative expenses of $4.3 million.

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

Use of estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the Consolidated financial statements and footnotes thereto. Actual results could differ materially from those estimates.

Significant estimates inherent in the preparation of the Consolidated financial statements include pension and postretirement benefit obligation assumptions, income taxes, goodwill and intangible asset impairment analysis, valuation of property, plant and equipment and intangible assets and the mark to market of the conversion feature associated with the convertible debt.

NOTE 2 — Summary of significant accounting policies

Cash, cash equivalents and restricted cash and Supplementary cash flow information

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

The following table presents a reconciliation of cash, cash equivalents and restricted cash:

	December 31,
In thousands	2021	2020	2019
Cash and cash equivalents	$130,756	$170,725	$156,042
Restricted cash, included in prepaid expenses and other current assets	4,606	11,356	10,800
Restricted cash, included in other assets	8,257	24,645	21,822
Total cash, cash equivalents and restricted cash	$143,619	$206,726	$188,664

The following table presents supplementary cash flow information, including non-cash investing and financing activities:

	Year ended December 31,
In thousands	2021	2020	2019
Net cash (refund) paid for taxes	$(8,324)	$(3,964)	$1,192
Cash paid for interest	103,879	218,110	40,208
Non-cash investing and financing activities:
Accrued capital expenditures	1,682	544	2,227
Common stock issued in exchange for Legacy Gannett shares	—	—	391,809
Accounts receivable

Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts. The Company’s allowance for doubtful accounts is based upon several factors including the length of time the receivables are past due, historical payment trends and current economic factors. The Company generally does not require collateral.

Inventories

Inventory consists principally of newsprint, which is valued at the lower of net realizable value. Cost is determined using the first-in, first-out ("FIFO") method.

Property, plant, and equipment, software development costs and depreciation

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

A breakout of property, plant and equipment and software is presented below:

	December 31,
In thousands	2021	2020	Useful Lives (range)
Land	$48,389	$74,549
Buildings and improvements	239,414	348,591	10 years	-	30 years
Machinery and equipment	352,372	426,348	3 years	-	20 years
Furniture, fixtures and computer software(a)	101,571	96,739	3 years	-	10 years
Construction in progress	10,138	6,074
Total	751,884	952,301
Less: accumulated depreciation	(336,500)	(362,029)
Property, plant and equipment, net	$415,384	$590,272
(a)Costs capitalized as internal use software are amortized on a straight-line basis over an estimated useful life of 3 to 5 years.

Depreciation expense was $100.9 million, $155.3 million, and $67.2 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Business combinations

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

Goodwill, intangible and long-lived assets

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

All three of our reporting units have goodwill balances. See Note 7 — Goodwill and intangible assets for a discussion of impairment charges taken on Goodwill and intangible assets in the second fiscal quarter of 2020. At June 30, 2021, we conducted our annual goodwill and indefinite-lived intangible asset impairment testing and did not identify any impairment. We have not subsequently identified any indicators of impairment that would indicate our reporting units are at risk of failing the goodwill or indefinite-lived intangible asset impairment test.

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company establishes a valuation allowance if it is more likely than not that all or a portion of a deferred tax asset will not be realized. See Note 12 — Income taxes for further discussion.

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

Fair value of financial instruments

The carrying value of the Company’s cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the short maturity of these instruments. An estimate of the fair value of the Company’s debt and embedded conversion option is disclosed in Note 9 — Debt. For further details surrounding our policies on fair value measurement, including the fair values of our pension plan assets, refer to Note 11 — Fair value measurement.

Deferred financing costs

Deferred financing costs consist of costs incurred in connection with debt financings and are recorded as a contra-liability in Long-term debt on the Consolidated balance sheets. Such costs are amortized using the effective interest method over the estimated remaining term of the debt. This amortization represents a component of Interest expense.

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Our contracts with customers sometimes include promises to transfer multiple products and services to a customer. Revenue from sales agreements that contain multiple performance obligations are allocated to each obligation based on the relative standalone selling price. We determine standalone selling prices based on observable prices charged to customers.

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

Practical Expedients and Exemptions

The Company generally expenses sales commissions or other costs to obtain contracts when incurred because the amortization period is generally one year or less. These costs are recorded within Selling, general and administrative expenses.

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

Advertising costs

Advertising costs are expensed in the period incurred. The Company incurred total advertising expenses for the years ended December 31, 2021, 2020, and 2019 of $45.3 million, $50.0 million, and $26.8 million, respectively.

Pension and postretirement liabilities

Pension and other postretirement benefit costs under our defined benefit retirement plans are actuarially determined. For plans with frozen benefits, we recognize the cost of postretirement benefits such as pension, medical, and life insurance benefits on an accrual basis over the average life expectancy of employees expected to receive such benefits. For active plans, costs are recognized over the estimated average future service period. See Note 10 — Pensions and other postretirement benefit plans for further details.

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

Redeemable noncontrolling interests

Equity purchase arrangements that are exercisable by the counterparty to an agreement and that are outside the sole control of the Company are accounted for in accordance with ASC 480-10-S99-3A and are classified as Redeemable noncontrolling interests in the Consolidated balance sheets.

Concentration of risk

Due to the distributed nature of our operations, we are not subject to significant concentrations of risk relating to customers, products, or geographic locations. Our foreign revenues, principally from businesses in the U.K. and international operations at our DMS segment, totaled approximately $247.6 million for the year ended December 31, 2021. Our long-lived assets in foreign countries, principally in the U.K. and international operations at our DMS segment, totaled approximately $246.2 million at December 31, 2021.

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in Operating lease assets, Other current liabilities, and Long-term operating lease liabilities on our Consolidated balance sheets. Operating lease right-of-use ("ROU") assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The rates implicit within the Company's leases are generally not determinable; therefore, the Company uses judgment to determine the incremental borrowing rate used to calculate the present value of lease payments. The incremental borrowing rate is determined using our credit rating and information available related to similar terms and payments as of the commencement date. ROU assets are assessed for impairment in accordance with the Company’s accounting policy for long-lived assets.

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

For all material classes of leased assets, we do not separate lease components from non-lease components, and account for both components as a single lease component. For certain equipment leases, we apply a portfolio approach to account for the operating lease ROU assets and liabilities.

Accounts payable and accrued liabilities

A breakout of Accounts payable and accrued liabilities is presented below:

	December 31,
In thousands	2021	2020
Accounts payable	$157,257	$131,797
Compensation	107,585	115,061
Taxes (primarily property and sales taxes)	26,042	30,834
Benefits	21,056	22,821
Interest	7,577	3,676
Other	37,497	74,057
Accounts payable and accrued liabilities	$357,014	$378,246

Loss contingencies

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

Foreign currency translation

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

Recent accounting pronouncements adopted

Simplifying the Accounting for Income Taxes

In December 2019, the Financial Accounting Standards Board (the "FASB") issued new guidance that simplifies the accounting for income taxes. The guidance amends the rules for recognizing deferred taxes for investments, performing intraperiod tax allocations and calculating income taxes in interim periods. It also reduces complexity in certain areas, including accounting for transactions that result in a step-up in the tax basis of goodwill and allocating taxes to members of a consolidated group. This guidance is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. Adopting this guidance allowed the Company to record a tax benefit for the first quarter of 2021 because year-to-date losses on interim periods are no longer limited to losses annually forecasted, but did not have a material impact on the Company's Consolidated financial statements in subsequent quarters.

Recent accounting pronouncements not yet adopted

Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity

In August 2020, the FASB issued new guidance ("ASU 2020-06") that simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. In addition to eliminating certain accounting models, the guidance amends the disclosures for convertible instruments and earnings-per-share guidance. It also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. This guidance is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Adoption of this guidance will not have an impact on the accounting for the Company's $497.1 million in aggregate principal amount of 6.0% Senior Secured Convertible Notes due 2027 issued by the Company on November 17, 2020 (the "2027 Notes"), or on the Consolidated financial statements.

Accounting for Contract Assets and Contract Liabilities from Contracts with Customers in a Business Combination

In October 2021, the FASB issued new guidance ("ASU 2021-08") that requires an acquirer to recognize and measure certain contract assets and contract liabilities in a business combination in accordance with ASC 606, "Revenue from Contracts with Customers", rather than at fair value on the acquisition date as required under current GAAP. This guidance is effective for fiscal years beginning after December 15, 2022, with early adoption permitted, including interim periods within those fiscal years. The impact of this standard on the Company's Consolidated financial statements will be dependent on the business combination transactions within its scope.

Disclosures by Business Entities about Government Assistance

In November 2021, the FASB issued new guidance ("ASU 2021-10") that requires annual disclosures for transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy, including: (i) information about the nature of the transactions and related accounting policy used to account for the transactions; (ii) the line items on the Consolidated balance sheets and Consolidated statements of operations and comprehensive income (loss) affected by these transactions, including amounts applicable to each line; and (iii) significant terms and conditions of the transactions, including commitments and contingencies. The Company does not expect the adoption of this guidance will have a material impact on the Consolidated financial statements.

NOTE 3 — Revenues

Revenues are recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The Company’s Consolidated statements of operations and comprehensive income (loss) present revenues disaggregated by revenue type. Sales taxes and other usage-based taxes are excluded from revenues. The following table presents our revenues disaggregated by source.

	Year ended December 31,
In thousands	2021	2020	2019
Print advertising	$792,286	$901,805	$689,595
Digital advertising and marketing services	858,875	808,439	263,049
Total advertising and marketing services	1,651,161	1,710,244	952,644
Circulation	1,249,674	1,391,996	704,842
Other	307,248	303,430	210,423
Total revenues	$3,208,083	$3,405,670	$1,867,909

Revenues generated from international operations comprised 7.7% and 6.8% for the years ended December 31, 2021 and 2020, respectively.

The following table presents the change in the deferred revenues balance by type of revenue:

	Year ended December 31, 2021			Year ended December 31, 2020
In thousands	Advertising, marketing services and other	Circulation	Total	Advertising, marketing services and other	Circulation	Total
Beginning balance	$51,686	$134,321	$186,007	$67,444	$151,379	$218,823
Cash receipts	289,806	990,042	1,279,848	272,145	1,153,242	1,425,387
Revenue recognized	(280,827)	(1,000,190)	(1,281,017)	(287,903)	(1,170,300)	(1,458,203)
Ending balance	$60,665	$124,173	$184,838	$51,686	$134,321	$186,007

NOTE 4 — Leases

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

As of December 31, 2021, our Consolidated balance sheets include $271.9 million of Operating lease assets, $47.6 million of short-term operating lease liabilities included in Other current liabilities, and $255.0 million of Long-term operating lease liabilities.

The components of lease expense are as follows:

	Year ended December 31,
In thousands	2021	2020	2019
Operating lease cost (a)	$80,213	$83,410	$30,573
Short-term lease cost (b)	886	5,663	5,086
Variable lease cost	11,464	12,808	8,412
Net lease cost	$92,563	$101,881	$44,071
(a) Includes sublease income of $6.5 million, $3.8 million, and $2.5 million for the years ended December 31, 2021, 2020, and 2019, respectively.
(b) Excluding expenses relating to leases with a lease term of one month or less.

Supplemental information related to leases are as follows:

	Year ended December 31,
In thousands, except lease term and discount rate	2021	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$81,380	$86,999	$35,837
Right-of-use assets obtained in exchange for operating lease obligations	38,137	36,247	28,545
Loss on sale and leaseback transactions, net	1,938	3,821	—

Weighted-average remaining lease term (in years)	7.3	7.7	8.3
Weighted-average discount rate	12.8%	12.9%	12.4%

Future minimum lease payments under non-cancellable leases are as follows:

In thousands	Year ended December 31,
2022	$79,231
2023	69,531
2024	61,219
2025	51,969
2026	43,824
Thereafter	173,513
Total future minimum lease payments	479,287
Less: Imputed interest	176,714
Total	$302,573

As of December 31, 2021, we have entered into leases that have not yet commenced with future lease payments of $3.3 million, which are not yet recorded on the Consolidated balance sheets.

NOTE 5 — Accounts receivable, net

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

The following table presents changes in the allowance for doubtful accounts:

	Year ended December 31,
In thousands	2021	2020
Beginning balance	$20,843	$19,923
Current period provision	6,399	28,654
Write-offs charged against the allowance	(14,897)	(29,532)
Recoveries of amounts previously written-off	4,109	2,824
Disposition	—	(1,011)
Foreign currency	16	(15)
Ending balance	$16,470	$20,843

The calculation of the allowance considers current economic, industry and customer-specific conditions relative to their respective operating environments in the incremental allowances recorded related to high-risk accounts, bankruptcies, receivables in repayment plan and other aging specific reserves. As a result of this analysis, the Company adjusts specific reserves and the amount of allowable credit as appropriate. The collectability of trade receivables related to advertising, marketing services and other customers depends on a variety of factors, including trends in local, regional, or national economic conditions that affect our customers' ability to pay. The advertisers in our newspapers and other publications and related websites are primarily retail businesses that can be significantly affected by regional or national economic downturns and other developments that may impact our ability to collect on the related receivables. Similarly, while circulation revenues related to individual subscribers are primarily prepaid, changes in economic conditions may also affect our ability to collect on amounts owed from single copy circulation customers.

For the years ended December 31, 2021, and December 31, 2020, the Company recorded $6.4 million and $28.7 million in bad debt expense, respectively. Bad debt expense is included in Selling, general and administrative expenses on the Consolidated statements of operations and comprehensive income (loss). For the year ended December 31, 2021, the Company recorded a decrease in bad debt expense due to lower write-offs compared to the prior year, as the prior year reflected the impact of the COVID-19 pandemic.

NOTE 6 — Acquisitions

2019 Legacy Gannett Acquisition

The Company acquired substantially all the assets, properties, and business of Legacy Gannett on November 19, 2019. The acquisition was completed for an aggregate purchase price of $1.3 billion. The acquisition was financed by a five-year senior-secured 11.5% term loan facility with Apollo Capital Management, L.P. in an aggregate principal amount of approximately $1.792 billion (the "Acquisition Term Loan"), and the issuance of Common Stock to Legacy Gannett stockholders, including 4,205,607 shares of Common Stock to the Former Manager. The rationale for the acquisition was primarily the attractive nature of the various publications, businesses, and digital platforms as well as the estimated cash flows and cost-saving and revenue-generating opportunities. The fair values of the assets and liabilities for the Legacy Gannett acquisition were finalized during the second quarter of 2020.

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

2019 Acquisitions

The Company also acquired substantially all the assets, properties and business of certain publications and businesses in 2019 (the "2019 Acquisitions"), which included 11 daily newspapers, 11 weekly publications, nine shoppers, a remnant advertising agency, five events production businesses, and a business community and networking platform for an aggregate purchase price of $53.4 million including estimated working capital. As part of one of the 2019 Acquisitions, the Company also acquired a 58% equity interest in the acquiree, and the minority equity owners retained a 42% interest, which has been classified as a redeemable non-controlling interest on the Consolidated statements of operations and comprehensive income (loss). Additionally, for specified 2019 Acquisitions, additional consideration is earned based on the achievement of EBITDA targets outlined in the asset purchase agreement. As of December 31, 2021 and 2020, there was no consideration payable to the former stockholders. The 2019 Acquisitions were financed from cash on hand. The rationale for the 2019 Acquisitions was primarily the attractive nature, as applicable, of the various publications, businesses, and digital platforms as well as the estimated cash flows and cost-saving and revenue-generating opportunities available. The fair values of the assets and liabilities for the 2019 Acquisitions were finalized during the second quarter of 2020.

The following table summarizes the final fair values of the assets and liabilities for the 2019 Acquisitions:

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
The following unaudited pro forma consolidated results of operations are presented as of the year ended December 31, 2019 and assume that the acquisition of Legacy Gannett, along with transactions necessary to finance the acquisition, occurred at the beginning of 2019:

Unaudited; In thousands (except per share amounts)
Total revenues	$4,177,583
Net loss	(292,395)
Loss per share - diluted	(2.27)

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

NOTE 7 — Goodwill and intangible assets

Goodwill and intangible assets consisted of the following:

	December 31, 2021			December 31, 2020
In thousands	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets:
Advertiser relationships	$453,038	$153,988	$299,050	$460,331	$112,468	$347,863
Other customer relationships	102,486	35,237	67,249	102,925	23,682	79,243
Subscriber relationships	254,162	99,905	154,257	255,702	71,271	184,431
Other intangible assets	68,690	44,291	24,399	68,687	26,982	41,705
Sub-total	$878,376	$333,421	$544,955	$887,645	$234,403	$653,242
Indefinite-lived intangible assets:
Mastheads			168,198			171,408
Total intangible assets			$713,153			$824,650

Goodwill			$533,709			$534,088

As of December 31, 2021, the weighted average amortization periods for amortizable intangible assets are 11.3 years for advertiser relationships, 9.8 years for customer relationships, 10.3 years for subscriber relationships, and 4.0 years for other intangible assets. The weighted average amortization period in total for all amortizable intangible assets is 10.3 years.

For the years ended December 31, 2021, 2020, and 2019, amortization expense was $103.1 million, $108.5 million, and $44.7 million, respectively.

As of December 31, 2021, estimated future amortization expense is as follows:

In thousands
2022	$96,474
2023	91,294
2024	89,962
2025	81,501
2026	64,615
Thereafter	121,109
Total	$544,955

Changes in the carrying amount of Goodwill by segment are as follows:

In thousands	Publishing	Digital Marketing Solutions	Total
Balance at December 31, 2019, net of accumulated impairment losses of $87,921:	$716,334	$197,997	$914,331
Goodwill impairment	(321,851)	(40,499)	(362,350)
Goodwill related to divestitures	(20,328)	(6,592)	(26,920)
Measurement period adjustments	45,205	(33,435)	11,770
Foreign currency exchange rate changes	(2,743)	—	(2,743)
Balance at December 31, 2020, net of accumulated impairment losses of $455,844:	$416,617	$117,471	$534,088
Goodwill acquired in business combinations	95	—	95
Goodwill related to divestitures	(341)	—	(341)
Foreign currency exchange rate changes	(133)	—	(133)
Balance at December 31, 2021, net of accumulated impairment losses of $455,385:	$416,238	$117,471	$533,709

Consistent with the Company's past practice, the Company performed its annual goodwill and indefinite-lived intangible asset impairment assessment in the second quarter of 2021 with the assistance of third-party valuation specialists. Within the impairment analyses performed, the Company considered the current and expected future economic and market conditions and the impact on the fair value of each of the reporting units. The most significant assumptions utilized in the determination of the estimated fair values include revenue and EBITDA projections, discount rates and long-term growth rates. The long-term growth rates are dependent on overall market growth rates, the competitive environment, inflation and relative currency exchange rates, and could be adversely impacted by a sustained decrease in any of these measures, all of which the Company considered in determining the long-term growth rates used in the analysis, which ranged from negative 0.5% to positive 3.0%. The discount rate, which is consistent with a weighted average cost of capital that is likely to be expected by a market participant, is based upon industry required rates of return, including consideration of both debt and equity components of the capital structure. The discount rate may be impacted by adverse changes in the macroeconomic environment and volatility in the equity and debt markets. The Company considered these factors in determining the discount rates used in the analysis, which ranged from 11.0% to 15.0%.

For goodwill, the Company determined the fair value of each reporting unit using a combination of a discounted cash flow analysis and a market-based approach. During the second quarter of 2021, the Company compared the fair value of each reporting unit to its carrying amount, which resulted in the fair value of all the reporting groups being in excess of their carrying values.

For mastheads, the Company determined the fair value by applying a "relief from royalty" approach, a discounted cash flow model, reflecting current assumptions. During the second quarter of 2021, the Company compared the fair value of each indefinite-lived intangible asset to its carrying amount, which resulted in the fair value of each indefinite-lived intangible asset being in excess of its carrying value.

In addition to the annual impairment test, the Company is required to regularly assess whether a triggering event has occurred under ASC 360, which would require interim impairment testing. As of December 31, 2021, the Company performed a review of potential impairment indicators and it was determined that no indicators of impairment were present.

During the second quarter of 2020, the Company recorded goodwill impairment charges of $256.5 million, $65.4 million and $40.5 million in our Domestic Publishing, Newsquest and Digital Marketing Solutions reporting units, respectively, and recorded indefinite-lived asset impairments of $4.0 million in both our Domestic Publishing and Newsquest reporting units, as a result of the annual impairment assessment. During the second quarter of 2020, the Company considered the impact of the COVID-19 pandemic on the Company’s operations to be an indicator of impairment under ASC 360, and as such, the Company recorded an intangible asset impairment of $23.0 million related to advertiser and other customer relationships.

NOTE 8 — Integration and reorganization costs and asset impairments

Over the past several years, the Company has engaged in a series of individual restructuring programs, designed primarily to right-size the Company’s employee base, consolidate facilities and improve operations, including those of acquired entities. These initiatives impact all of the Company’s operations and can be influenced by the terms of union contracts. Costs related to these programs, which primarily include severance, facility consolidation and other restructuring-related expenses, are accrued when probable and reasonably estimable or at the time of program announcement.

Severance-related expenses

We recorded severance-related expenses by segment as follows:

	Year ended December 31,
In thousands	2021	2020	2019
Publishing	$14,529	$55,655	$19,556
Digital Marketing Solutions	321	6,320	1,916
Corporate and other	1,621	24,322	19,080
Total	$16,471	$86,297	$40,552

A rollforward of the accrued severance and related costs included in Accounts payable and accrued liabilities on the Consolidated balance sheets for the years ended December 31, 2021 and 2020 is outlined below:

In thousands	Severance and Related Costs
Balance at December 31, 2019	$30,785
Restructuring provision included in integration and reorganization costs	86,297
Cash payments	(86,139)
Balance at December 31, 2020	30,943
Restructuring provision included in integration and reorganization costs	16,471
Cash payments	(34,856)
Balance at December 31, 2021	$12,558

The restructuring reserve balance is expected to be paid out over the next twelve months.

Facility consolidation and other restructuring-related expenses

Facility consolidation and other restructuring-related expenses represent costs for consolidating operations, systems implementation, and outsourcing of corporate functions. We recorded facility consolidation charges and other restructuring-related costs by segment as follows:

	Year ended December 31,
In thousands	2021	2020	2019
Publishing	$1,431	$5,197	$3,931
Digital Marketing Solutions	1,389	343	286
Corporate and other (a)	29,993	53,894	7,443
Total	$32,813	$59,434	$11,660
(a) For the year ended December 31, 2020, includes $30.4 million related to the early termination of the Former Management Agreement with our Former Manager.

Asset impairments

We recorded Asset impairments by segment as follows:

	Year ended December 31,
In thousands	2021	2020	2019
Publishing	$3,976	$10,312	$3,009
Digital Marketing Solutions	—	717	—
Total	$3,976	$11,029	$3,009

For the year ended December 31, 2021, asset impairment charges, which were incurred by the Publishing segment, were primarily due to the impairment of real estate sold or held for sale. For the year ended December 31, 2020, asset impairment charges incurred by the Publishing segment, were mainly a result of the recoverability test for long-lived assets and to a lesser extent, fixed asset disposals related to the continued consolidation of operations, and at the DMS segment, asset impairment charges were mainly a result of fixed asset disposals related to the continued consolidation of operations. For the year ended December 31, 2019, asset impairment charges, which were incurred by the Publishing segment, were primarily due to ongoing cost efficiency programs.

Accelerated depreciation

The Company incurred accelerated depreciation of $15.3 million, $49.6 million, and $7.9 million for the years ended December 31, 2021, 2020 and 2019, respectively, primarily at the Publishing segment related to the shortened useful life of assets due to the sale of property. Accelerated depreciation is included in Depreciation and amortization expense on the Consolidated statements of operations and comprehensive income (loss).

NOTE 9 — Debt

The Company's debt consisted of the following:

	December 31, 2021				December 31, 2020
(in millions)	Principal balance	Unamortized original issue discount	Unamortized deferred financing costs	Carrying value	Principal balance	Unamortized original issue discount	Unamortized deferred financing costs	Carrying value
New Senior Secured Term Loan	$480.1	$(14.1)	$(2.7)	$463.3	n/a	n/a	n/a	n/a
Acquisition Term Loan	n/a	n/a	n/a	n/a	1,075.2	(54.0)	(2.4)	1,018.8
2026 Senior Notes	400.0	(13.7)	(10.7)	375.6	n/a	n/a	n/a	n/a
2027 Notes (a)	485.3	(93.2)	(2.0)	390.1	497.1	(106.3)	(2.3)	578.1
2024 Notes	3.3	—	—	3.3	3.3	—	—	3.3
Total debt	$1,368.7	$(121.0)	$(15.4)	$1,232.3	$1,575.6	$(160.3)	$(4.7)	$1,600.2
Less: Current portion of long-term debt	$(69.5)	$—	$—	$(69.5)	$(128.4)	$—	$—	$(128.4)
Non-current portion of long-term debt	$1,299.2	$(121.0)	$(15.4)	$1,162.8	$1,447.2	$(160.3)	$(4.7)	$1,471.8
(a)    For the year ended December 31, 2020, the carrying value of the 2027 Notes also included the value of the embedded derivative conversion feature of $189.6 million.

October Debt Refinancing

On October 15, 2021, Gannett Holdings LLC ("Gannett Holdings"), a wholly-owned subsidiary of the Company, entered into a five-year senior secured term loan facility in an aggregate principal amount of $516 million (the "New Senior Secured Term Loan") with Citibank N.A., as collateral agent and administrative agent for the lenders. Also on October 15, 2021, Gannett Holdings completed a private offering of $400 million aggregate principal amount of 6.00% first lien notes due November 1, 2026 (the "2026 Senior Notes"). The proceeds of the New Senior Secured Term Loan, together with the net proceeds from the 2026 Senior Notes were applied towards the full repayment of our 5-year, senior-secured term loan facility with the lenders from time to time party thereto and Citibank, N.A., as collateral agent and administrative agent for the lenders, in an aggregate principal amount of $1.045 billion (the "5-Year Term Loan").

There were certain lenders that participated in both the 5-Year Term Loan and the New Senior Secured Term Loan and 2026 Senior Notes and their balances in the 5-Year Term Loan were deemed to be modified. The Company continues to defer, over the terms of the 2026 Senior Notes and New Senior Secured Term Loan, the deferred financing fees and original issue discount from the 5-Year Term Loan of $7.0 million and $25.2 million, respectively, related to those lenders. Further, certain lenders in the 5-Year Term Loan did not participate in the New Senior Secured Term Loan and 2026 Senior Notes and their balances in the 5-Year Term Loan were deemed to be extinguished. Third-party fees of approximately $7.2 million were allocated to the new lenders in the 2026 Senior Notes on a pro-rata basis, and $5.2 million of original issue discount on the New Senior Secured Term Loan were capitalized and are being amortized over the respective terms of the 2026 Senior Notes and New Senior Secured Term Loan using the effective interest method. For the year ended December 31, 2021, third-party fees of $1.8 million and $7.9 million related to the New Senior Secured Term Loan and 2026 Senior Notes, respectively, which were allocated to the lenders whose balances were deemed to be modified, were expensed and recorded in Other operating expenses in the Consolidated statements of operations and comprehensive income (loss).

Term Loans

New Senior Secured Term Loan

Prior to the Term Loan Amendment (defined below in Note 16 — Subsequent events), loans under the New Senior Secured Term Loan bore interest at a per annum rate equal to LIBOR (which shall not be less than 0.50% per annum) plus a margin of 5.00% or an alternate base rate (which shall not be less than 1.50% per annum) plus a margin equal to 4.00%. Loans under the New Senior Secured Term Loan may be prepaid, at the option of Gannett Holdings, at any time without premium, except a premium equal to 1.00% of the aggregate principal amount of the loans being repaid in connection with certain refinancing or repricing events that reduce the all-in yield applicable to the loans and occur on or before October 15, 2022. In addition, we are required to repay the New Senior Secured Term Loan from time to time with (i) the proceeds of non-ordinary course asset sales and casualty and condemnation events, (ii) the proceeds of indebtedness not permitted under the New Senior Secured Term

Loan, and (iii) the aggregate amount of cash and cash equivalents on hand at the Company and its restricted subsidiaries in excess of $100 million at the end of each fiscal year of the Company (beginning with the fiscal year ending December 31, 2021). The New Senior Secured Term Loan amortizes in equal quarterly installments, beginning June 30, 2022, at a rate equal to 10% per annum (or, if the ratio of debt secured on an equal basis with the New Senior Secured Term Loan less unrestricted cash of the Company and its restricted subsidiaries to Consolidated EBITDA (as such terms are defined in the New Senior Secured Term Loan ) (such ratio, the "First Lien Net Leverage Ratio"), for the most recently ended period of four consecutive fiscal quarters is equal to or less than 1.20 to 1.00, 5% per annum). All obligations under the New Senior Secured Term Loan are secured by all or substantially all of the assets of the Company and the wholly-owned domestic subsidiaries of the Company (the "Guarantors"). The obligations of Gannett Holdings under the New Senior Secured Term Loan are guaranteed on a senior secured basis by the Company and the Guarantors.

The New Senior Secured Term Loan contains usual and customary covenants for credit facilities of this type, including a requirement to have minimum unrestricted cash of $30 million as of the last day of each fiscal quarter, and restricts, among other things, our ability to incur debt, grant liens, sell assets, and make investments and pay dividends, in each case with customary exceptions, including an exception that permits dividends and repurchases of outstanding junior debt or equity in (i) an amount of up to $25 million per fiscal quarter if the First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 2.00 to 1.00, (ii) an amount of up to $50 million per fiscal quarter if the First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 1.50 to 1.00 and (iii) an unlimited amount if First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 1.00 to 1.00. As of December 31, 2021, the Company was in compliance with all of the covenants and obligations under the New Senior Secured Term Loan.

As of December 31, 2021, the effective interest rate for the New Senior Secured Term Loan was 6.4%. For the year ended December 31, 2021, we made prepayments, inclusive of both mandatory and optional prepayments, totaling $35.9 million, which were classified as financing activities in the Consolidated statements of cash flows.

5-Year Term Loan

On February 9, 2021, the Company entered into the 5-Year Term Loan. The 5-Year Term Loan was to mature on February 9, 2026 and, at the Company's option, bore interest at a rate equal to LIBOR plus a margin equal to 7.00% per annum or an alternate base rate plus a margin equal to 6.00% per annum. Interest on the 5-Year Term Loan was payable at least every three months in arrears, beginning in May 2021.

The proceeds from the 5-Year Term Loan were used to repay the remaining principal balance and accrued interest of $1.043 billion and $13.3 million, respectively, on the Acquisition Term Loan and to pay fees and expenses incurred to obtain the 5-Year Term Loan.

There were certain lenders that participated in both the Acquisition Term Loan and the 5-Year Term Loan and their balances in the Acquisition Term Loan were deemed to be modified. The Company continued to defer, over the term, the deferred financing fees and original issue discount from the Acquisition Term Loan of $1.5 million and $34.7 million, respectively, related to those lenders. Further, certain lenders in the Acquisition Term Loan did not participate in the 5-Year Term Loan and their balances in the Acquisition Term Loan were deemed to be extinguished. Third-party fees of approximately $13.0 million were allocated to the new lenders in the 5-Year Term Loan on a pro-rata basis, and $20.9 million of original issue discount were capitalized and amortized over the term of the 5-Year Term Loan using the effective interest method. For the year ended December 31, 2021, third-party fees of $10.9 million, which were allocated to the lenders whose balances were deemed to be modified, were expensed and recorded in Other operating expenses in the Consolidated statements of operations and comprehensive income (loss).

Under the 5-Year Term Loan, the Company was contractually obligated to make prepayments with the proceeds from asset sales and elected to make optional payments with excess free cash flow from operations. The 5-Year Term Loan was repaid in full on October 15, 2021 and the repayment was classified as financing activities in the Consolidated statements of cash flows.

Term Loans Summary

The Company recorded interest expense, paid interest expense, and recognized amortization of original issue discount and deferred financing fees under the New Senior Secured Term Loan, the 5-Year Term Loan and the Acquisition Term Loan (collectively, the "Term Loans"). In connection with the Term Loans, during the year ended December 31, 2021, the Company recognized interest expense of $72.8 million, paid interest expense of $72.8 million and recognized amortization of original issue discount and deferred financing fees of $10.7 million and $2.6 million, respectively. Additionally, during the year ended December 31, 2021, the Company recognized losses on early extinguishment of $47.9 million, as a result of the write-off of original issue discount and deferred financing fees, primarily related to lenders whose debt was deemed extinguished as well as early prepayments, including $20.7 million related to the 5-Year Term Loan, $17.2 million related to the Acquisition Term Loan, and approximately $10.0 million related to the write-off of original issue discount and deferred financing fees as a result of early prepayments on the Term Loans.

Senior Secured Notes due 2026

The 2026 Senior Notes were issued pursuant to an Indenture, dated October 15, 2021 (the "2026 Senior Notes Indenture") among Gannett Holdings, the Company, the Guarantors from time to time party thereto, U.S. Bank National Association, as trustee, and U.S. Bank National Association, as collateral agent, registrar, paying agent and authenticating agent.

Interest on the 2026 Senior Notes is payable semi-annually in arrears, beginning on May 1, 2022. The 2026 Senior Notes mature on November 1, 2026, unless redeemed or repurchased earlier pursuant to the 2026 Senior Notes Indenture. The 2026 Senior Notes may be redeemed at the option of Gannett Holdings, in whole or in part, at any time and from time to time after November 1, 2023, at the redemption prices set forth in the 2026 Senior Notes Indenture. At any time prior to such date, Gannett Holdings will be entitled at its option to redeem all, but not less than all, of the 2026 Senior Notes at the "make-whole" redemption price set forth in the 2026 Senior Notes Indenture. Additionally, at any time prior to November 1, 2023, Gannett Holdings may, on one or more occasions, redeem up to 40% of the aggregate principal amount of the 2026 Senior Notes at the redemption price set forth in the 2026 Senior Notes Indenture with the net cash proceeds of certain equity offerings. If certain changes of control with respect to Gannett Holdings or the Company occur, Gannett Holdings must offer to purchase the 2026 Senior Notes at a purchase price in cash equal to 101% of the principal amount thereof on the date of purchase, plus accrued and unpaid interest to, but excluding, the date of purchase. In addition, during any twelve-month period commencing on or after October 15, 2021 and ending prior to November 1, 2023, up to 10% of the aggregate principal amount of the 2026 Senior Notes issued under the 2026 Senior Notes Indenture may be redeemed at a purchase price equal to 103% of the aggregate principal amount of the 2026 Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to but excluding, the redemption date.

The 2026 Senior Notes are unconditionally guaranteed, jointly and severally, on a senior secured basis by the Guarantors. The 2026 Senior Notes and such guarantees are secured on a first-priority basis by the collateral, consisting of substantially all of the assets of Gannett Holdings and the Guarantors, subject to certain intercreditor arrangements.

The 2026 Senior Notes Indenture limits the Company and its restricted subsidiaries’ ability to, among other things, make investments, loans, advances, guarantees and acquisitions; incur or guarantee additional debt and issue certain disqualified equity interests and preferred stock; make certain restricted payments, including a limit on dividends on equity securities or payments to redeem, repurchase or retire equity securities or other indebtedness; dispose of assets; create liens on assets to secure debt; engage in transactions with affiliates; enter into certain restrictive agreements; and consolidate, merge, sell or otherwise dispose of all or substantially all of their or a Guarantor’s assets. These covenants are subject to a number of limitations and exceptions. The 2026 Senior Notes Indenture also contains customary events of default.

Debt issuance costs of $7.2 million will be amortized over the 5-year contractual life of the 2026 Senior Notes. Additionally, $4.0 million of debt issuance costs and $14.3 million of original issue discount were deferred from the refinancing of the 5-Year Term Loan. The unamortized discount and unamortized debt issuance costs will be amortized over the remaining contractual life of the 2026 Senior Notes. In connection with the 2026 Senior Notes, for the year ended December 31, 2021 the Company recognized amortization of debt issuance costs and amortization of the original issue discount of $0.5 million and $0.6 million, respectively, and recognized $5.1 million of interest expense. The effective interest rate on the 2026 Senior Notes was 7.3% as of December 31, 2021.

Senior Secured Convertible Notes due 2027

The 2027 Notes were issued pursuant to an Indenture dated as of November 17, 2020, as amended by the First Supplemental Indenture dated as of December 21, 2020 and the Second Supplemental Indenture dated as of February 9, 2021 (collectively, the "2027 Notes Indenture"), between the Company and U.S. Bank National Association, as trustee.

In connection with the issuance of the 2027 Notes, the Company entered into an Investor Agreement (the "Investor Agreement") with the holders of the 2027 Notes (the "Holders") establishing certain terms and conditions concerning the rights and restrictions on the Holders with respect to the Holders' ownership of the 2027 Notes. The Company also entered into an amendment to the Registration Rights Agreement dated November 19, 2019, between the Company and the Former Manager.

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

The conversion rate is subject to customary adjustment provisions as provided in the 2027 Notes Indenture. In addition, the conversion rate will be subject to adjustment in the event of any issuance or sale of Common Stock (or securities convertible into Common Stock) at a price equal to or less than the Conversion Price in order to ensure that following such issuance or sale, the 2027 Notes would be convertible into approximately 42% (adjusted for repurchases and certain other events that reduce the outstanding amount of the 2027 Notes) of the Common Stock after giving effect to such issuance or sale (assuming the initial principal amount of the 2027 Notes remains outstanding). After giving effect to the repurchases of the 2027 Notes described below, such percentage is approximately 41%.

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

Holders of the 2027 Notes will have the right to put up to approximately $100 million of the 2027 Notes at par on or after the date that is 91 days after the maturity date of the New Senior Secured Term Loan.

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

Upon issuance, the $497.1 million principal value of the 2027 Notes was separated into two components: (i) a debt component and (ii) a derivative component. At that time, we determined that the conversion option was not clearly and closely related to the economic characteristics of the 2027 Notes, nor did the conversion option meet the scope exception related to contracts in an entity’s own equity as we did not have the ability to control whether the settlement of the conversion feature, if settled in full, would be in cash or shares due to the approval requirement to issue those shares. As a result, we concluded that the embedded conversion option must be separated from the debt liability, separately valued, and accounted for as a derivative liability. The initial value allocated to the derivative liability was $115.3 million, with a corresponding reduction in the carrying value of the 2027 Notes. The derivative liability was reported within Convertible debt in the Consolidated balance sheets at December 31, 2020 and was marked to fair value through earnings.

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

At the Special Meeting of stockholders of the Company, held on February 26, 2021, our stockholders approved the issuance of the maximum number of shares of Common Stock issuable upon conversion of the 2027 Notes. As a result, the conversion option can be share-settled in full. The Company concluded that as of February 26, 2021, the conversion option qualified for equity classification and the bifurcated derivative liability no longer needed to be accounted for as a separate derivative on a prospective basis from the date of reassessment. As of February 26, 2021, the fair value of the conversion option of $316.2 million was reclassified to Equity as Additional paid-in capital. Any remaining debt discount that arose at the date of debt issuance from the original bifurcation will continue to be amortized through interest expense.

As of February 26, 2021, the date of reassessment, and December 31, 2020, the estimated fair value of the derivative liability for the embedded conversion feature was $316.2 million and $189.6 million, respectively. At December 31, 2020, the derivative liability was reported within Convertible debt in the Consolidated balance sheets. The derivative liability was classified as Level 3 because it is measured at fair value on a recurring basis using a binomial lattice model using assumptions based on market information and historical data, and significant unobservable inputs. The increase in the fair value of the derivative liability of $126.6 million at the date of reassessment and reclassification to Equity was due to the increase in our stock price, partially offset by the increase in the discount rate, and was recorded in Non-Operating Other (income) expense, net in the Consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2021. The loss due to the revaluation of the derivative is not deductible for tax purposes. The assumptions used to determine the fair value as of February 26, 2021 and December 31, 2020 were:

	February 26, 2021	December 31, 2020
Annual volatility	70.0%	70.0%
Discount rate	12.2%	9.3%
Stock price	$4.95	$3.36

Debt issuance costs of $2.3 million will be amortized over the 7-year contractual life of the 2027 Notes. The unamortized original issue discount will be amortized over the remaining contractual life of the 2027 Notes. In connection with the 2027 Notes, the Company recognized amortization of the original issue discount and amortization of debt issuance costs of $10.9 million and $0.2 million, respectively, and recognized $29.8 million of interest expense. As of December 31, 2021, the effective interest rate on the liability component of the 2027 Notes was 10.5%.

For the year ended December 31, 2021, no shares were issued upon conversion, exercise, or satisfaction of the required conditions. Refer to Note 13 — Supplemental equity information for details on the convertible debt's impact to diluted earnings per share under the if-converted method.

In November 2021, we entered into separate, privately negotiated agreements with certain holders of our 2027 Notes and repurchased $11.8 million aggregate principal of our outstanding 2027 Notes for $15.3 million in cash, including accrued interest. The repurchase was treated as an extinguishment of a portion of the 2027 Notes and as a result, for the year ended December 31, 2021 the Company recognized a Loss on extinguishment of $0.8 million and a write-off of unamortized original issue discount of $2.3 million and an immaterial write-off of unamortized deferred financing costs. The repurchase of the 2027 Notes resulted in a $4.2 million reduction in Additional paid-in capital, net of tax, in the Consolidated balance sheets. The remaining 2027 Notes are convertible into 97.1 million shares of Common Stock, based on a conversion price of $5.00 per share.

Senior Convertible Notes due 2024

The $3.3 million principal value of the remaining 4.75% convertible senior notes due 2024 (the "2024 Notes") outstanding is reported as convertible debt in the Consolidated balance sheets. The effective interest rate on the 2024 Notes was 6.05% as of December 31, 2021.

Future debt obligation payments

Future debt obligation payments for the year ended December 31, are as follows:

In thousands	Principal payments
2022	$69,500
2023	51,600
2024	54,900
2025	51,600
2026	655,805
Thereafter	485,286
Total debt obligations	$1,368,691

NOTE 10 — Pensions and other postretirement benefit plans

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

The following table presents the change in the projected benefit obligation for the years ended December 31:

	Pension benefits		Postretirement benefits
In thousands	2021	2020	2021	2020
Projected benefit obligation at beginning of period	$3,161,146	$2,973,182	$75,586	$73,667
Service cost	2,064	2,618	89	105
Interest cost	68,139	82,581	1,758	2,315
Change in prior service cost	—	1,905	—	—
Actuarial (gain) loss	(41,239)	257,110	(7,936)	6,648
Foreign currency translation	(7,182)	38,003	—	—
Benefits and expenses paid	(179,604)	(187,014)	(5,459)	(7,149)
Settlements	—	(6,336)	—	—
Administrative expenses	—	(903)	—	—
Projected benefit obligation at end of period	$3,003,324	$3,161,146	$64,038	$75,586

The following table presents the change in the fair value of plan assets for the years ended December 31, and the plans’ funded status at December 31:

	Pension benefits		Postretirement benefits
In thousands	2021	2020	2021	2020
Fair value of plan assets at beginning of period	$3,225,372	$2,856,296	$—	$—
Actual return on plan assets	130,026	481,311	—	—
Employer contributions	52,161	41,018	5,459	7,078
Settlements	—	(6,322)	—	—
Benefits paid	(179,604)	(187,014)	(5,459)	(7,078)
Administrative expenses	—	(903)	—	—
Foreign currency translation	(9,002)	40,986	—	—
Fair value of plan assets at end of period	$3,218,953	$3,225,372	$—	$—
Funded status at end of period	215,629	64,226	(64,038)	(75,586)
Unrecognized actuarial (gain) loss	(75,280)	(69,640)	(2,652)	5,195
Unrecognized prior service cost	1,894	1,905	—	—
Net prepaid (accrued) benefit cost	142,243	(3,509)	(66,690)	(70,391)

Amounts recognized in the Consolidated balance sheets at December 31, are listed below:

	Pension benefits		Postretirement benefits
In thousands	2021	2020	2021	2020
Other assets	$229,585	$95,180	$—	$—
Accounts payable and accrued liabilities	332	332	5,725	6,443
Pension and other postretirement benefit obligations	13,624	30,622	58,313	69,143
Accumulated other comprehensive (loss) income	73,386	67,735	2,652	(5,195)
Net prepaid (accrued) benefit cost	$142,243	$(3,509)	$(66,690)	$(70,391)

Accumulated pension benefit obligations were $3.0 billion and $3.2 billion as of December 31, 2021 and 2020, respectively. For the Funded plans, the fair value of plan assets exceeds the projected benefit obligation and accumulated benefit obligation. For the Underfunded plans, the projected benefit obligation and accumulated benefit obligation exceed the fair value of plan assets. Information about funded and unfunded pension plans at December 31:

	Funded plans		Underfunded plans
In thousands	2021	2020	2021	2020
Projected benefit obligation	$2,927,968	$2,957,432	$75,356	$203,714
Accumulated benefit obligation	2,925,870	2,956,973	75,356	201,755
Fair value of plan assets	3,157,553	3,052,612	61,400	172,760

Net periodic benefit cost and amounts recognized in Other comprehensive income (loss)

The combined net pension and postretirement benefit recognized in the Consolidated statements of operations and comprehensive income (loss) was $93.2 million, $69.4 million and $8.1 million for the years ended December 31, 2021, 2020, and 2019, respectively.

The following table presents the components of net periodic benefit expense (benefit) at December 31, 2021, 2020 and 2019:

	Pension benefits			Postretirement benefits
In thousands	2021	2020	2019	2021	2020	2019
Components of net periodic benefit cost:
Operating expenses:
Service cost - benefits earned during the period	$2,064	$2,618	$999	$89	$105	$17
Non-operating expenses:
Interest cost on benefit obligations	68,139	82,581	12,408	1,758	2,315	419
Expected return on plan assets	(165,390)	(157,082)	(22,303)	—	—	—
Amortization of actuarial loss (gain)	152	102	158	(88)	(65)	(72)
Other adjustment	72	—	305	—	—	—
Total non-operating (benefit) expense	(97,027)	(74,399)	(9,432)	1,670	2,250	347
Total (benefit) expense for retirement plans	$(94,963)	$(71,781)	$(8,433)	$1,759	$2,355	$364
Other changes in plan assets and benefit obligations recognized in Other comprehensive income:
Net actuarial loss (gain)	$(5,875)	$(67,119)	$(12,050)	$(7,936)	$6,648	$(484)
Amortization of net actuarial gain (loss)	(152)	(102)	(158)	88	65	72
Change in prior service cost	—	1,905	—	—	—	—
Other adjustment	387	2,108	(305)	—	—	—
(Gain) loss recognized in Other comprehensive income	$(5,640)	$(63,208)	$(12,513)	$(7,848)	$6,713	$(412)

Assumptions

The following assumptions were used in connection with the Company’s actuarial valuation of its pension plans and postretirement benefit obligations at December 31 :

	Pension benefits		Postretirement benefits
	2021	2020	2021	2020
Weighted average discount rate	2.6%	2.2%	3.0%	2.6%
Rate of increase in future compensation levels (a)	2.0%	2.0%	N/A	N/A
Current year medical trend	N/A	N/A	6.0%	5.5%
Ultimate year medical trend	N/A	N/A	4.5%	4.5%
Year of ultimate trend	N/A	N/A	2028	2025
(a) Relates only to the Newspaper Guild of Detroit defined benefit pension plans.

The following assumptions were used to calculate the net periodic benefit cost for the Company’s pension plans and postretirement benefit obligations at December 31, 2021, 2020 and 2019:

	Pension benefits			Postretirement benefits
	2021	2020	2019	2021	2020	2019
Weighted average discount rate	2.2%	2.9%	3.1%	2.6%	3.3%	3.3%
Rate of increase in future compensation levels (a)	2.0%	2.0%	2.0%	N/A	N/A	N/A
Weighted average expected return on assets	5.3%	5.8%	6.1%	N/A	N/A	N/A
Current year medical trend	N/A	N/A	N/A	6.0%	6.0%	6.1%
Ultimate year medical trend	N/A	N/A	N/A	4.5%	4.5%	4.5%
Year of ultimate trend	N/A	N/A	N/A	2028	2025	2035
(a) Relates only to the Newspaper Guild of Detroit defined benefit pension plans.

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

The weighted average target asset allocation of our plans for 2022 and allocations at the end of 2021 and 2020, by asset category, are presented in the table below:

	Target allocation	Allocation of plan assets
	2022	2021	2020
Equity securities	20%	21%	36%
Debt securities	65%	65%	50%
Alternative investments(a)	15%	14%	14%
Total	100%	100%	100%
(a)Alternative investments include real estate, private equity and hedge funds.

Contributions

We are contractually obligated to contribute to our pension and postretirement benefit plans. During the year ended December 31, 2021, we contributed $52.2 million and $5.5 million to our pension and other postretirement plans, respectively, including $11 million in minimum required contributions for the GR Plan attributable to the 2019 plan year, as required by the Employee Retirement Income Security Act of 1974, and which in response to the COVID-19 pandemic, were deferred until January 4, 2021. Future contributions to our pension and postretirement benefit plans, which we are contractually obligated to contribute, are estimated to be $29.5 million in 2022. Contributions beyond 2022 are not estimated due to uncertainties regarding significant assumptions involved in estimating these contributions, such as interest rate levels, as well as the amount and timing of invested asset returns. These future contributions do not include additional contributions which may be required to meet IRS minimum funding standards as these contributions are subject to uncertainties regarding significant assumptions involved in their estimation such as interest rate levels as well as the amount and timing of invested asset returns.

Estimated Future Benefit Payments

We estimate making the following benefit payments, which reflect expected future service:

In thousands	Pension benefits	Postretirement benefits
2022	$195,014	$5,809
2023	190,610	5,538
2024	188,805	5,286
2025	187,365	5,016
2026	183,336	4,736
Thereafter	806,672	20,016

The amounts above exclude the participants' share of the benefit cost. We expect no subsidy benefits for 2022 and beyond.

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
•If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and

•If the Company chooses to stop participating in some of its multiemployer plans, the Company may be required to pay those plans in an amount based on the unfunded status of the plan, referred to as withdrawal liability.

The Company’s participation in these plans for the year ended December 31, 2021, is outlined in the table below. The "EIN/Pension Plan Number" column provides the Employee Identification Number ("EIN") and the three-digit plan number. Unless otherwise noted, the two most recent Pension Protection Act zone statuses available are for the plans for the years ended December 31, 2021, and 2020, respectively. The zone status is based on information the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded; plans in the orange zone are both (i) less than 80% funded and (ii) have an accumulated/expected funding deficiency in any of the next six plan years, net of any amortization extensions; plans in the yellow zone meet either one of the criteria mentioned in the orange zone; and plans in the green zone are at least 80% funded. The "FIP/RP Status Pending/Implemented" column indicates plans for which a financial improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject. The Company makes all required contributions to these plans as determined under the respective CBAs. For each of the plans listed below, the Company’s contribution represented less than 5% of total contributions to the plan.

	EIN/Plan number	Zone status Year Ended		FIP/RP status pending/implemented	Contributions (In thousands)			Surcharge imposed	Expiration dates of CBAs
Pension Plan Name		December 31, 2021	December 31, 2020		2021	2020	2019
CWA/ITU Negotiated Pension Plan	13-6212879/001	Red	Red	Implemented	$369	$393	$51	No	1/24/2021
GCIU—Employer Retirement Benefit Plan(a)	91-6024903/001	Red	Red	Implemented	63	89	75	No	1/5/2022
The Newspaper Guild International Pension Plan(a)	52-1082662/001	Red	Red	Implemented	12	92	31	No	10/6/2021
IAM National Pension Plan(a) (b)	51-6031295/002	Red	Red	Implemented	188	173	11	No	January 8, 2022 and December 28, 2023
Teamsters Pension Trust Fund of Philadelphia and Vicinity(a)	23-1511735/001	Yellow	Yellow	Implemented	1,098	1,218	139	N/A	(c)
Central Pension Fund of the International Union of Operating Engineers and Participating Employers(a)	36-6052390/001	Green as of Jan. 31, 2021	Green as of Jan. 31, 2020	N/A	59	59	6	N/A	1/9/2022
Total					$1,789	$2,024	$313
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

As of December 31, 2021, the total unpaid balance for the Company's withdrawal liabilities was approximately $39.6 million, which are payable over 17.2 years.

Defined contribution plans

Effective January 1, 2021, the Gannett Co., Inc. 401(k) Savings Plan, was renamed the Gannett Media Corp. 401(k) Savings Plan (the "Gannett 401(k) Plan"). In addition, the New Media Investment Group Inc. Retirement Savings Plan (the "New Media 401(k) Plan") was merged into the Gannett 401(k) Plan and the New Media 401(k) Plan was discontinued.

Employees are immediately eligible to participate in the Gannett 401(k) Plan and can elect to save up to 75% of compensation on a pre-tax basis, subject to IRS limitations. Effective January 1, 2021, employees covered under collective bargaining agreements are eligible to participate in the Gannett 401(k) Plan only if participation has been bargained, unless previously eligible in the New Media 401(k) Plan. The plan's matching formula is 100% of the first 4% of employee contributions and 50% on the next 2% of employee contributions. Matching contributions to the Gannett 401(k) Plan, with the exception of certain employees covered under collective bargain agreements, were suspended in August 2020. Beginning on July 4, 2021 or July 5, 2021 (as applicable) matching contributions to the Gannett 401(k) Plan were reinstated with eligible pay. For the years ended December 31, 2021, 2020, and 2019, the Company's matching contributions were $8.2 million, $16.0 million and $4.9 million, respectively.

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

As of December 31, 2021, and December 31, 2020, assets and liabilities recorded at fair value and measured on a recurring basis primarily consist of pension plan assets. As permitted by GAAP, we use net asset values ("NAV") as a practical expedient to determine the fair value of certain investments. These investments measured at NAV have not been classified in the fair value hierarchy.

The New Senior Secured Term Loan is recorded at carrying value, which approximates fair value, in the Consolidated balance sheets and is classified as Level 2. Refer to additional discussion regarding fair value of the 2026 Senior Notes and the 2027 Notes, including debt and embedded derivative components in Note 9 — Debt.

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). Assets held for sale (Level 3) are measured on a nonrecurring basis and are evaluated using executed purchase agreements, letters of intent or third-party valuation analyses when certain circumstances arise. At December 31, 2021 and December 31, 2020, the Company had Assets held for sale of $3.5 million and $14.7 million, respectively. The Company performs its annual goodwill and indefinite-lived intangible impairment assessment during the second quarter of the year. Any resulting asset impairment would require that the asset be recorded at its fair value. The resulting fair value measurements of the assets are considered to be Level 3 measurements. Refer to Note 7 — Goodwill and intangible assets for additional discussion regarding the annual impairment assessment.

The following table sets forth by level, within the fair value hierarchy, the fair values of assets related to the following pension plans: the (i) GWP Plan, (ii) TPC Plan, (iii) GR Plan, (iv) U.K. Pension Plans and (v) Newspaper Guild of Detroit Pension Plan as of December 31, 2021:

Pension Plan Assets and Liabilities as of December 31, 2021
In thousands	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$21,829	$4,187	$—	$26,016
Corporate common stock	293,563	—	—	293,563
Corporate and government bonds	—	337,785	—	337,785
Real estate	—	—	150,589	150,589
Interest in common/collective trusts:
Equities	30,633	403,025	—	433,658
Fixed income	23,943	1,347,233	—	1,371,176
Interest in 103-12 investment entities	—	75,481	—	75,481
Partnership/joint venture interests	—	—	186,817	186,817
Hedge funds	—	—	100,828	100,828
Other assets	—	—	2	2
Total plan assets at fair value excluding those measured at NAV	369,968	2,167,711	438,236	2,975,915
Instruments measured at NAV using the practical expedient:
Real estate funds				11,856
Interest in common/collective trusts:
Equities				87,221
Fixed income				93,819
Partnerships/joint ventures				53,009
Total plan assets at fair value				$3,221,820
Liabilities:
Other liabilities	$(361)	$(498)	$(2,008)	$(2,867)
Total plan liabilities at fair value	$(361)	$(498)	$(2,008)	$(2,867)

The following table sets forth a summary of changes in the fair value of the Level 3 pension plan assets for the year ended December 31, 2021:

		Actual return on plan assets
In thousands	Balance at beginning of year	Relating to assets still held at report date	Relating to assets sold during the period	Purchases	Sales	Settlements	Balance at end of year
Assets:
Real estate	$125,929	$17,874	$—	$9,082	$(2,296)	$—	$150,589
Partnership/joint venture interests	174,789	7,607	—	35,964	(26,339)	(5,204)	186,817
Hedge funds	113,850	6,978	—	—	—	(20,000)	100,828
Other assets	2	—	—	—	—	—	2
Total assets	$414,570	$32,459	$—	$45,046	$(28,635)	$(25,204)	$438,236
Liabilities:
Other liabilities	$2,008	$—	$—	$—	$—	$—	$2,008
There were no transfers between Levels 1 and 2 for the year ended December 31, 2021.

The following table sets forth by level, within the fair value hierarchy, the fair values of assets and liabilities related to the following pension plans: the (i) GWP Plan, (ii) TPC Plan, (iii) GR Plan, (iv) U.K. Pension Plans and (v) the Newspaper Guild of Detroit Pension Plan as of December 31, 2020:

Pension Plan Assets and Liabilities as of December 31, 2020
In thousands	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$14,975	$4,577	$—	$19,552
Corporate common stock	517,123	—	—	517,123
Real estate	—	$1,096	125,929	127,025
Interest in registered investment companies:
Equities	19,398	559,190	—	578,588
Fixed income	23,481	1,427,963	—	1,451,444
Interest in 103-12 investment entities	—	76,430	—	76,430
Partnership/joint venture interests	—	—	174,789	174,789
Hedge funds	—	—	113,850	113,850
Derivative contracts	3,307	—	2	3,309
Total plan assets at fair value, excluding those measured at NAV	$578,284	$2,069,256	$414,570	$3,062,110
Assets measured at NAV using the practical expedient:
Real estate funds				10,581
Interest in common/collective trusts:
Equities				48,632
Fixed income				53,178
Partnership/joint venture interests				53,377
Total plan assets at fair value				$3,227,878
Liabilities:
Derivative liabilities	$—	$(498)	$(2,008)	$(2,506)
Total plan liabilities at fair value	$—	$(498)	$(2,008)	$(2,506)

The following table sets forth a summary of changes in the fair value of the Level 3 pension plan assets and liabilities for the year ended December 31, 2020:

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

•Interests in common/collective trusts and interests in 103-12 investments are primarily equity and fixed income investments valued using net asset values provided by the administrator of the underlying fund available daily to the Company. Unit price of common/collective trusts are often based on underlying investments, which are traded on an active market. Where daily net asset values are not provided, interests in common/collective trusts and interests in 103-12 investments are valued either through the use of a net asset value as provided monthly by the fund family or fund company or through proprietary models with varying degrees of complexity. Shares in the common/collective trusts are generally redeemable upon request;
•Investments in partnerships and joint venture interests classified in Level 3 are valued based on an assessment of each underlying investment, considering items such as expected cash flows, changes in market outlook and subsequent rounds of financing. These investments are included in Level 3 of the fair value hierarchy because exit prices tend to be unobservable and reliance is placed on the above methods. Most of the partnerships are general leveraged buyout funds, others include a venture capital fund, a fund formed to invest in special credit opportunities, an infrastructure fund and a real estate fund. Interest in partnership investments could be sold on the secondary market but cannot be redeemed. Instead, distributions are received as the underlying assets of the funds are liquidated. As of December 31, 2021 and 2020, there are $4.0 million and $6.6 million, respectively, in unfunded commitments related to partnership/joint venture interests. One of the Plan's investments in partnerships and joint venture interests represents a limited partnership commingled fund valued using the net asset value as reported by the fund manager;
•Corporate bonds are a type of debt security issued by a corporation and are primarily valued using trades or quotes in the market for that specific issue or similar security;
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

NOTE 12 — Income taxes

The components of Net income (loss) before income taxes consist of the following:

	Year ended December 31,
In thousands	2021	2020	2019
Domestic	$(152,796)	$(646,795)	$(206,270)
Foreign	64,875	(59,052)	(914)
Total	$(87,921)	$(705,847)	$(207,184)

The Provision (benefit) for income taxes consists of the following:

	Year ended December 31,
In thousands	2021	2020	2019
Current:
Federal	$579	$(6,896)	$113
State and local	1,180	1,877	1,725
Foreign	1,521	1,744	(68)
Total current	3,280	(3,275)	1,770
Deferred:
Federal	27,842	(20,832)	(85,144)
State and local	1,663	(12,064)	(2,833)
Foreign	15,465	2,721	213
Total deferred	44,970	(30,175)	(87,764)
Provision (benefit) for income taxes	$48,250	$(33,450)	$(85,994)

The Provision (benefit) for income taxes varies from the Federal statutory tax rate as a result of the following differences:

	Year ended December 31,
	2021	2020	2019
Federal statutory tax rate	21.0%	21.0%	21.0%
(Increase) decrease in taxes resulting from:
State and local income taxes, net of federal benefit	(3.0)	1.4	0.7
Debt refinancing	(30.2)	(2.5)	—
Change in valuation allowance	(40.6)	(9.2)	22.6
Non-deductible meals, entertainment, and other expenses	(2.3)	(0.3)	(0.8)
Capital loss carryforward	(1.6)	—	—
PPP Loan forgiveness	3.8	—	—
Global intangible low-taxed income	(5.8)	—	—
Branch income	1.6	0.1	—
Profit on non-qualifying land and buildings	2.4	(0.1)	—
Uncertain tax positions	(8.6)	(1.0)	(0.4)
Deduction for interest expense	8.4	0.9	0.4
Transaction costs	—	(0.1)	(2.0)
Goodwill Impairment	—	(5.5)	—
Effective tax rate	NM	4.7%	41.5%
NM indicates not meaningful.

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
In thousands	2021	2020
Deferred tax liabilities:
Fixed Assets	$(16,350)	$(31,439)
Right of use asset	(80,033)	(82,275)
Convertible debt	(27,567)	(27,674)
Pension and other postretirement benefit obligations	(24,900)	—
Definite and indefinite lived intangible assets	(50,738)	(62,666)
Total deferred tax liabilities	$(199,588)	$(204,054)
Deferred tax assets:
Accrued compensation costs	12,796	33,325
Accrued liabilities	15,760	18,341
Disallowed interest	83,370	56,527
Goodwill	12,624	27,182
Pension and other postretirement benefit obligations	—	21,525
Partnership investments including impairments	301	3,837
Loss carryforwards	255,874	233,049
Lease liabilities	72,728	82,369
Derivative liability	—	32,534
Other	24,065	29,286
Total deferred tax assets	$477,518	$537,975
Less: Valuation allowance	(274,343)	(250,536)
Total net deferred tax assets	$203,175	$287,439
Noncurrent net deferred tax assets (liabilities)	$3,587	$83,385

In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the year ended December 31, 2021, the Company recorded $23.4 million of valuation allowances against its deferred tax assets. The Company considered all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets was needed. The Company reached the conclusion it was appropriate to record a valuation allowance against a portion of its federal deferred tax assets in light of available evidence. We relied on evidence shown by reversing taxable temporary differences, as well as expectations of future taxable income with the appropriate tax character. The increase in valuation allowance relates to non-deductible interest expense and capital loss carryforwards. During the year ended December 31, 2020, the Company recorded an additional $90.0 million of valuation allowances against its deferred tax assets. The increase in valuation allowance relates to non-deductible interest expense and capital loss carryforwards. The Company continues to maintain its existing valuation allowance against net deferred tax assets in many of its state and foreign jurisdictions as it is not believed to be more likely than not that its deferred tax assets will be realized in such jurisdictions.

The following table summarizes the activity related to our valuation allowance for deferred tax assets for the year ended December 31, 2021 (In thousands):

Balance at beginning of period	Additions/(reductions) charged to expenses	Additions/(reductions) for acquisitions/dispositions	Other additions to (deductions from) reserves	Foreign currency translation	Balance at end of period
$250,536	$23,438	$—	$—	$369	$274,343

The aforementioned valuation allowance relates to unamortizable intangible assets, nondeductible interest expense carryforwards, capital losses, state and foreign net operating losses and other tax attributes.

As of December 31, 2021, the Company had $613.4 million of Federal net operating loss ("NOL") carryforwards, $334.2 million of Federal disallowed business interest expense carryforwards, $1.079 billion of apportioned state NOL carryforwards, and $241.3 million of foreign net NOL carryforwards, which are available to offset future taxable income. Additionally, as of December 31, 2021, the Company had $6.0 million of other business tax credits, $0.3 million of foreign tax credits, $5.2 million of state credits, and $54.7 million of foreign capital loss carryforwards. The Federal NOL carryforwards begin to expire in 2031 and the state NOL carryforwards began to expire in 2021. A portion of the NOL's are subject to the limitations of Internal Revenue Code Section 382. This section provides limitations on the availability of NOL's to offset current taxable income if significant ownership changes have occurred for federal tax purposes.

The following table summarizes the activity related to unrecognized tax benefits, excluding the federal tax benefit of state tax deductions:

	Year ended December 31,
In thousands	2021	2020	2019
Change in unrecognized tax benefits:
Balance at beginning of year	$40,885	$34,074	$1,190
Additions based on tax positions related to the current year	6,574	6,617	658
Additions for tax positions of prior years	607	1,611	—
Reductions for tax positions of prior years	(1,984)	(1,417)	(352)
Increase due to current year business acquisitions	—	—	32,578
Balance at end of year	$46,082	$40,885	$34,074

At December 31, 2021, the Company’s uncertain tax positions of $45.0 million, if recognized, would impact the effective tax rate. It is reasonably possible that further adjustments to our unrecognized tax benefits may be made within the next twelve months due to audit settlements and regulatory interpretations of existing tax laws. At this time, an estimate of potential change to the amount of unrecognized tax benefits cannot be made. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. At December 31, 2021 and 2020, the accrual for uncertain tax positions included $3.7 million and $2.6 million of interest and penalties, respectively.

The Company files a Federal consolidated income tax return for which the statute of limitations remains open for the 2015 tax year and subsequent years. U.S. state jurisdictions have statute of limitations generally ranging from 3 to 6 years. The federal income tax returns for calendar years 2015-2017 for Legacy Gannett are under federal audit. The statute of limitations for the Company's U.K. income tax return remains open for tax years for 2019 and forward.

NOTE 13 — Supplemental equity information

Loss per share

The following table sets forth the information to compute basic and diluted loss per share:

	Year ended December 31,
In thousands, except per share data	2021	2020	2019
Net loss attributable to Gannett	$(134,962)	$(670,479)	$(119,842)

Basic weighted average shares outstanding	134,783	131,742	67,671
Diluted weighted average shares outstanding	134,783	131,742	67,671

The Company excluded the following securities from the computation of diluted income per share because their effect would have been antidilutive:

	Year ended December 31,
In thousands	2021	2020	2019
Warrants	845	845	1,362
Stock options	6,068	6,068	2,905
Restricted stock grants (a)	9,854	7,694	9,494
2027 Notes (b)	98,168	27,482	—
(a)Includes Restricted stock awards ("RSA"), Restricted stock units ("RSU") and Performance stock units ("PSU").
(b) Represents the total number of shares that would be convertible at December 31, 2021 and 2020 as stipulated in the 2027 Notes Indenture. The amount for the year ended December 31, 2021 reflects the adjustment for the weighted average impact of the repurchase of $11.8 million aggregate principal of 2027 Notes as described below.

The 2027 Notes may be converted at any time by the holders into cash, shares of the Company’s Common Stock or any combination of cash and Common Stock, at the Company’s election. In November 2021, we entered into separate, privately negotiated agreements with certain holders of our 2027 Notes and repurchased $11.8 million aggregate principal of our outstanding 2027 Notes for $15.3 million in cash, including accrued interest. At December 31, 2021, conversion of all of the 2027 Notes into Common Stock (assuming the maximum increase in the conversion rate as a result of a Make-Whole Fundamental Change but no other adjustments to the conversion rate), would result in the issuance of an aggregate of 287.2 million shares of Common Stock. The Company has excluded approximately 190.1 million shares from the loss per share calculation, representing the difference between the total number of shares that would be convertible at December 31, 2021 and the total number of shares issuable assuming the maximum increase in the conversion rate.

Shelf registration statement

On March 19, 2021, we filed an automatic shelf registration statement with the SEC, under which we have the ability to offer and sell an indeterminate amount of various types of securities in the future. This replaced our previous shelf registration statement dated April 5, 2018. The specific terms of any securities that may be issued under our shelf registration statement and the timing of any such offers and sales will depend on a variety of factors, including the underlying price of our Common Stock and our capital needs. We believe that the shelf registration statement provides us with additional financing flexibility to efficiently access the capital markets when desired.

Share-based compensation

Share-based compensation expense was $18.4 million, $26.4 million and $11.3 million for the years ended December 31, 2021, 2020, and 2019, respectively. Total compensation cost not yet recognized related to non-vested awards as of December 31, 2021 was $24.8 million, which is expected to be recognized over a weighted average period of 2.0 years through November 2023.

Equity awards

On February 26, 2020, the Company adopted the 2020 Omnibus Incentive Compensation Plan (the "2020 Incentive Plan") to reinforce the long-term commitment of the Company's independent directors, officers and other employees and consultants to the Company's success, assist the Company in attracting and retaining individuals with experience and ability, and to benefit the Company's stockholders by encouraging high levels of performance by individuals whose performance is a key element in achieving the Company's continued success. The Company also has granted awards under the Gannett Co. Inc. 2015 Omnibus Incentive Compensation Plan (the "2015 Incentive Plan"), which was frozen on December 20, 2020 such that no new awards were granted pursuant to the 2015 Incentive Plan after this date.

With respect to restricted stock awards ("RSAs"), the 2020 Incentive Plan provides that if service terminates for certain specified conditions, all unvested shares of restricted stock may be forfeited. During the period prior to the lapse and removal of the vesting restrictions, a grantee of a RSA will have all the rights of a stockholder, including without limitation, the right to vote and the right to receive all dividends or other distributions. Any dividends or other distributions that are declared with respect to the shares of restricted stock will be paid at the time such shares vest. The value of the RSAs on the date of issuance is recognized in Selling, general, and administrative expenses over the vesting period with a corresponding increase to additional paid-in-capital. RSAs generally vest in equal annual installments over a three-year period subject to the participants' continued employment with the Company.

The following table outlines RSA activity:

	Year ended December 31,
	2021		2020		2019
	Number of RSAs (In thousands)	Weighted- average grant date fair value	Number of RSAs (In thousands)	Weighted- average grant date fair value	Number of RSAs (In thousands)	Weighted- average grant date fair value
Unvested at beginning of year	5,181	$3.39	317	$14.61	384	$16.11
Granted	4,100	5.29	6,781	3.35	301	13.62
Vested	(1,956)	3.80	(1,280)	5.72	(274)	15.45
Forfeited	(376)	4.76	(637)	3.90	(94)	15.12
Unvested at end of year	6,949	$4.32	5,181	$3.39	317	$14.61

As of December 31, 2021, the aggregate intrinsic value of unvested RSAs was $37.0 million.

Restricted stock units ("RSUs") generally vest in equal annual installments over a three-year period subject to the participants' continued employment with the Company and we recognize compensation costs for these awards based on the fair market value of the award as of the grant date. Performance stock units ("PSUs") are subject to the achievement of certain performance goals over the eligible period. Compensation cost ultimately recognized for these PSUs will equal the grant-date fair market value of the unit that coincides with the actual outcome of the performance conditions. On an interim basis, we record compensation cost based on the expected level of achievement of the performance conditions.

The following table outlines RSU and PSU activity:

	Year ended December 31,
	2021		2020		2019
	Number of RSUs & PSUs (In thousands)	Weighted- average grant date fair value	Number of RSUs & PSUs (In thousands)	Weighted- average grant date fair value	Number of RSUs & PSUs (In thousands)	Weighted- average grant date fair value
Unvested at beginning of year	2,513	$6.28	7,368	$6.28	—	$—
Granted	2,000	3.04	282	0.90	10,466	6.28
Vested	(1,576)	6.28	(4,713)	6.27	(3,081)	6.28
Forfeited	(32)	6.28	(424)	2.81	(17)	6.28
Unvested at end of year	2,905	$4.05	2,513	$6.28	7,368	$6.28
As of December 31, 2021, the aggregate intrinsic value of unvested RSUs and PSUs was $15.5 million.

Former Manager stock options

As of December 31, 2021, the Former Manger held 6,068 thousand stock options outstanding, of which 5,541 thousand are exercisable. As of December 31, 2021, stock options outstanding had a weighted-average grant date fair value, weighted-average exercise price and weighted-average remaining contractual term of $1.78, $13.97 and 6.2 years, respectively.

Rights Agreement

On April 6, 2020, the Company's board of directors (the "Board") adopted a stockholder rights plan in the form of a Section 382 Rights Agreement ("Rights Agreement") to preserve and protect the Company's income tax net operating loss carryforwards ("NOLs") and other tax assets. The Rights Agreement was approved by the Company's stockholders on June 7, 2021 at the 2021 annual meeting of stockholders. As of December 31, 2021, the Company had approximately $613.4 million of NOLs available which could be used in certain circumstances to offset future federal taxable income.

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

The Rights Agreement will continue in effect until April 5, 2023. The Board has the ability to terminate the plan if it determines that doing so would be in the best interest of the Company's stockholders. The rights may also expire at an earlier date if certain events occur, as described more fully in the Rights Agreement filed by the Company with the Securities and Exchange Commission.

Preferred stock

The Company has authorized 300,000 shares of preferred stock, par value $0.01 per share, issuable in one or more series designated by the Board, of which 150,000 shares have been designated as Series A Junior Participating Preferred Stock, none of which are outstanding. There were no issuances of preferred stock during the year ended December 31, 2021.

Accumulated other comprehensive income (loss)

The following tables summarize the components of, and the changes in, Accumulated other comprehensive income (loss), net of tax:

In thousands	Pension and postretirement benefit plans	Foreign currency translation	Total
Balance at December 30, 2018	$(6,881)	$—	$(6,881)
Other comprehensive income before reclassifications	7,731	7,266	14,997
Amounts reclassified from accumulated other comprehensive income (a) (b)	86	—	86
Net current period other comprehensive income, net of taxes	7,817	7,266	15,083
Balance at December 31, 2019	$936	$7,266	$8,202
Other comprehensive income before reclassifications	39,479	2,466	41,945
Amounts reclassified from accumulated other comprehensive income (a) (b)	26	—	26
Net current period other comprehensive income, net of taxes	39,505	2,466	41,971
Balance at December 31, 2020	$40,441	$9,732	$50,173
Other comprehensive income (loss) before reclassifications	10,382	(604)	9,778
Amounts reclassified from accumulated other comprehensive income (a) (b)	47	—	47
Net current period other comprehensive income (loss), net of taxes	10,429	(604)	9,825
Balance at December 31, 2021	$50,870	$9,128	$59,998
(a)Accumulated other comprehensive income component represents amortization of actuarial loss and is included in the computation of net periodic benefit cost. See Note 10 — Pensions and other postretirement benefit plans.
(b) Amounts reclassified from accumulated other comprehensive income are recorded net of tax impacts of $0.02 million and $0.01 million for the years ended December 31, 2021 and 2020, respectively. There was no tax impact for the year ended December 31, 2019.

NOTE 14 — Commitments, contingencies and other matters

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

Other

Purchase obligations

We have future expected purchase obligations, in the normal course of operations, of $559.0 million related to printing contracts, digital licenses and IT services, professional services, interactive marketing agreements, and other legally binding commitments. Amounts which we are liable for under purchase orders outstanding at December 31, 2021, are reflected in the Consolidated balance sheets as Accounts payable and are excluded from the amounts referred to above.

Self-insurance

We are self-insured for most of our employee medical coverage and for our casualty, general liability, and libel coverage (subject to a cap above which third-party insurance is in place). The liabilities, which are reflected in Accounts payable and Other long-term liabilities in the Consolidated balance sheets, are established on an actuarial basis with the advice of consulting actuaries and totaled $55.4 million and $43.1 million as of December 31, 2021 and 2020, respectively.

NOTE 15 — Segment reporting

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
•Digital Marketing Solutions, is comprised of our digital marketing solutions subsidiary, and is branded LOCALiQ. The results of this segment include Advertising and marketing services revenues through multiple services, including search advertising, display advertising, search optimization, social media, website development, web presence products, customer relationship management, and software-as-a-service solutions.

In addition to the reportable segments above, we have a Corporate and other category that includes activities not directly attributable to a specific segment. This category primarily consists of broad corporate functions, including legal, human resources, accounting, finance and marketing as well as other general business costs.

In the ordinary course of business, our reportable segments enter into transactions with one another. While intersegment transactions are treated like third-party transactions to determine segment performance, the revenues and expenses recognized by the segment that is the counterparty to the transaction are eliminated in consolidation and do not affect consolidated results.

The CODM uses Adjusted EBITDA and Adjusted EBITDA margin to evaluate the performance of the segments and allocate resources. Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial performance measures we believe offer a useful view of the overall operation of our businesses and may be different than similarly-titled measures used by other companies. We define Adjusted EBITDA as Net income (loss) attributable to Gannett before (1) Income tax expense (benefit), (2) Interest expense, (3) Gains or losses on the early extinguishment of debt, (4) Non-operating pension income, (5) Loss on convertible notes derivative, (6) Depreciation and amortization, (7) Integration and reorganization costs, (8) Other operating expenses, including third-party debt expenses and acquisition costs, (9) Asset impairments, (10) Goodwill and intangible impairments, (11) Gains or losses on the sale or disposal of assets, (12) Share-based compensation, and (13) certain other non-recurring charges. We define Adjusted EBITDA margin as Adjusted EBITDA divided by total Operating revenues.

Management considers Adjusted EBITDA and Adjusted EBITDA margin to be the appropriate metrics to evaluate and compare the ongoing operating performance of our segments on a consistent basis across reporting periods as it eliminates the effect of items which we do not believe are indicative of each segment's core operating performance.

The following tables present our segment information:

In thousands	Publishing	Digital Marketing Solutions	Corporate and Other	Intersegment Eliminations	Consolidated
Year ended December 31, 2021
Advertising and marketing services - external sales	$1,207,881	$441,394	$1,886	$—	$1,651,161
Advertising and marketing services - intersegment sales	129,322	—	—	(129,322)	—
Circulation	1,249,669	—	5	—	1,249,674
Other	299,863	905	6,480	—	307,248
Total operating revenues	$2,886,735	$442,299	$8,371	$(129,322)	$3,208,083

Adjusted EBITDA (non-GAAP basis)	$433,973	$50,960	$(51,221)	$—	$433,712
Adjusted EBITDA margin (non-GAAP basis)	15.0%	11.5%	NM	NM	13.5%

Year ended December 31, 2020
Advertising and marketing services - external sales	$1,295,158	$411,940	$3,146	$—	$1,710,244
Advertising and marketing services - intersegment sales	114,342	—	—	(114,342)	—
Circulation	1,391,983	—	13	—	1,391,996
Other	278,964	16,665	7,801	—	303,430
Total operating revenues	$3,080,447	$428,605	$10,960	$(114,342)	$3,405,670

Adjusted EBITDA (non-GAAP basis)	$459,195	$24,361	$(69,661)	$—	$413,895
Adjusted EBITDA margin (non-GAAP basis)	14.9%	5.7%	NM	NM	12.2%

Year ended December 31, 2019
Advertising and marketing services - external sales	$819,046	$131,003	$2,595	$—	$952,644
Advertising and marketing services - intersegment sales	78,539	—	—	(78,539)	—
Circulation	704,811	—	31	—	704,842
Other	190,256	18,239	1,928	—	210,423
Total operating revenues	$1,792,652	$149,242	$4,554	$(78,539)	$1,867,909

Adjusted EBITDA (non-GAAP basis)	$268,916	$(3,279)	$(41,766)	$—	$223,871
Adjusted EBITDA margin (non-GAAP basis)	15.0%	NM	NM	NM	12.0%
NM indicates not meaningful.

The following table presents our reconciliation of Net loss attributable to Gannett to Adjusted EBITDA and Net loss attributable to Gannett margin to Adjusted EBITDA margin:

	Year ended December 31,
In thousands	2021	2020	2019
Net loss attributable to Gannett	(134,962)	(670,479)	(119,842)
Provision (benefit) for income taxes	48,250	(33,450)	(85,994)
Interest expense	135,748	228,513	63,660
Loss on early extinguishment of debt	48,708	43,760	6,058
Non-operating pension income	(95,357)	(72,149)	(9,085)
Loss on convertible notes derivative	126,600	74,329	—
Depreciation and amortization	203,958	263,819	111,882
Integration and reorganization costs	49,284	145,731	52,212
Other operating expenses	20,952	11,152	60,618
Asset impairments	3,976	11,029	3,009
Goodwill and intangible impairments	—	393,446	100,743
Loss (gain) on sale or disposal of assets, net	17,208	(5,680)	4,723
Share-based compensation expense	18,439	26,350	11,324
Other items	(9,092)	(2,476)	24,563
Adjusted EBITDA (non-GAAP basis)	$433,712	$413,895	$223,871
Net loss attributable to Gannett margin	(4.2)%	(19.7)%	(6.4)%
Adjusted EBITDA margin (non-GAAP basis)	13.5%	12.2%	12.0%

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

NOTE 16 — Subsequent events

Amendment to the New Senior Secured Term Loan

On January 31, 2022, Gannett Holdings entered into an amendment (the "Term Loan Amendment") to its New Senior Secured Term Loan to provide for new incremental senior secured term loans (the "Incremental Term Loans") in an aggregate principal amount of $50 million. The Incremental Term Loans have substantially identical terms as the New Senior Secured Term Loan and are treated as a single tranche with the New Senior Secured Term Loan. The Term Loan Amendment also amended the New Senior Secured Term Loan to transition the interest rate base from LIBOR to the Adjusted Term SOFR and to permit the repurchase of up to $50 million of Common Stock under the Stock Repurchase Program (defined below) consummated on or prior to December 31, 2022, in addition to capacity for Gannett Holdings to make restricted payments, including stock repurchases, currently permitted under other provisions of the New Senior Secured Term Loan and our other debt facilities, including the 2026 Senior Secured Notes Indenture and the 2027 Notes Indenture.

Following this transaction, total debt outstanding as of February 4, 2022 was $1.419 billion, which includes the $530.1 million New Senior Secured Term Loan, $485.3 million 2027 Notes, $400.0 million 2026 Senior Notes and $3.3 million 2024 Notes.

Stock Repurchase Program

On February 1, 2022, the Board of Directors authorized the repurchase of up to $100 million of the Company's Common Stock (the "Stock Repurchase Program"). Repurchases may be made from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Exchange Act or by means of one or more tender offers, in each case, as permitted by securities laws and other legal requirements. The amount and timing of the purchases will depend on a number of factors including, but not limited to, the price and availability of the Company’s shares, trading volume, capital availability, Company performance and general economic and market conditions. The Stock Repurchase Program may be suspended or discontinued at any time.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rule and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure.

Management's Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting and the attestation report of our independent registered public accounting firm on our internal control over financial reporting are set forth in Item 8 of this Annual Report on Form 10-K and are incorporated by reference herein.

Remediation of Material Weakness

During the year ended December 31, 2020, we concluded that we had a material weakness in internal control over financial reporting, specific to the Company's revenue recognition processes at Legacy New Media, as described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. To address the material weakness, during the year ended December 31, 2021 we designed and implemented new internal controls, enhanced existing internal controls, including monitoring controls, conducted additional employee training, enhanced technology systems and further integrated control activities within our centralized accounting and shared services infrastructure. Based on the cumulative changes implemented, as well as management’s evaluation of the design and operating effectiveness of the new controls, management has concluded that the material weakness, related to its revenue recognition processes, has been remediated as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

During the period January 1, 2021 through December 31, 2021, we adopted and tested changes to our internal control over financial reporting related to our remediation efforts described above. Other than as described above, during the fourth quarter of 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information captioned "Information Concerning our Director Nominees" under the heading "Proposal No. 1 Election of Directors," the information captioned "Named Executive Officers" under the heading "Compensation Discussion and Analysis," and the information captioned "Statement on Corporate Governance," "Board and Committee Meetings," "Audit Committee," and "Nominating and Corporate Governance Committee" under the heading "Environmental, Social and Governance Matters" in our 2022 proxy statement is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION

The information under the headings "Compensation Discussion and Analysis," and "Compensation Committee Report" in our 2022 proxy statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information captioned "Equity Compensation Plan Information" under the heading "Compensation Discussion and Analysis" and the information under the heading "Common Stock Ownership of Certain Beneficial Owners and Management" in our 2022 proxy statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information captioned "Determination of Director Independence" under the heading "Environmental, Social and Governance Matters" and the information under the heading "Related Persons Transactions" in our 2022 proxy statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the heading "Proposal No. 2 Ratification of the Appointment of Ernst & Young LLP as our Independent Registered Public Accounting Firm" in our 2022 proxy statement is incorporated herein by reference.

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
(3)Exhibits.

Exhibit Number	Exhibit	Location

2.1	Agreement and Plan of Merger, dated as of August 5, 2019, by and among New Media Investment Group Inc., Gannett Co., Inc., Arctic Holdings LLC and Arctic Acquisition Corp.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed August 6, 2019.
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of October 29, 2019, by and among New Media Investment Group Inc., Gannett Co., Inc., Arctic Holdings LLC and Arctic Acquisition Corp.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed October 30, 2019.
3.1	Amended and Restated Certificate of Incorporation of the Company.	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed August 2, 2018.
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed November 20, 2019.
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of Gannett Co., Inc.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed April 7, 2020.
3.4	Amended and Restated Bylaws of the Company.	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed November 20, 2019.
4.1	Indenture (including Form of Note) with respect to 4.750% Convertible Senior Notes due 2024, dated as of April 9, 2018, between Gannett Co., Inc. and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to Legacy Gannett’s Current Report on Form 8-K, filed April 9, 2018.
4.2	First Supplemental Indenture, dated as of November 19, 2019, by and among Gannett Co., Inc., New Media Investment Group Inc., and U.S. Bank National Association.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed November 20, 2019.
4.3
Indenture with respect to 6.000% Convertible Senior Secured Notes due 2027, dated as of November 17, 2020, by and between Gannett Co., Inc., the Subsidiary Guarantors from time to time party thereto and U.S. Bank National Association, as a Trustee.
Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed November 18, 2020.
4.4	First Supplemental Indenture, dated as of December 21, 2020, by and between Gannett Co., Inc., the Subsidiary Guarantors from time to time party thereto and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed December 22, 2020.
4.5	Second Supplemental Indenture, dated as of February 9, 2021, by and between Gannett Co., Inc., the Subsidiary Guarantors from time to time party thereto and U.S. Bank National Associations, as trustee.	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed February 12, 2021.
4.6	Fourth Supplemental Indenture, dated as of January 31, 2022, by and among Gannett Co., Inc., the Subsidiary Guarantors from time to time party thereto and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed February 4, 2022.

4.7
Indenture with respect to 6.000% First Lien Notes due 2026, dated as of October 15, 2021, by and among Gannett Co., Inc., Gannett Holdings LLC, the Guarantors from time to time party thereto, U.S. Bank National Association, as trustee, and U.S. Bank National Association, as collateral agent, registrar, paying agent and authenticating agent.
Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed October 18, 2021.
4.8	Global Warrant Certificate of New Media Investment Group Inc. (amended).	Included in Exhibit 10.38 hereto.
4.9	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended.	Incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K, filed February 26, 2021.
4.10	Section 382 Rights Agreement, dated as of April 6, 2020, by and between Gannett Co., Inc. and American Stock Transfer & Trust Company LLC, as Rights Agent.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed April 7, 2020.
10.1	Credit Agreement, dated as of November 19, 2019, by and among Gannett Co., Inc., Gannett Holdings LLC, each person listed as a guarantor on the signature pages thereto, the lenders from time to time party thereto and Cortland Capital Market Services LLC, as collateral agent and administrative agent.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 20, 2019.
10.2	Amendment No. 1, dated as of December 9, 2019, to the Credit Agreement, by and among Gannett Co., Inc., Gannett Holdings LLC, each person listed as a guarantor on the signature pages thereto, the lenders from time to time party thereto and Cortland Capital Market Services LLC, as collateral agent and administrative agent.	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed May 7, 2020.
10.3	Amendment No. 2, dated as of April 6, 2020, to the Credit Agreement, by and among Gannett Co., Inc., Gannett Holdings LLC, each person listed as a guarantor on the signature pages thereto, the lenders from time to time party thereto and Cortland Capital Market Services LLC, as collateral agent and administrative agent.	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed May 7, 2020.
10.4	Amendment No. 3, dated as of October 30, 2020, to the Credit Agreement, by and among Gannett Co., Inc., Gannett Holdings LLC, each Guarantor party thereto, the lenders from time to time party thereto and Alter Domus Products Corp., as collateral and administrative agent.	Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K, filed February 26, 2021.
10.5
Amendment No. 4, dated as of November 17, 2020, to the Credit Agreement, by and among Gannett Co., Inc., Gannett Holdings LLC, each Guarantor party thereto, the Lenders from time to time party thereto and Alter Domus Products Corp., as collateral and administrative agent.
Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed November 18, 2020.
10.6
Amendment No. 5, dated as of December 21, 2020, to the Credit Agreement, by and among Gannett Co., Inc., Gannett Holdings LLC, each Guarantor party thereto, the lenders party thereto and Alter Domus Products Corp., as administrative agent and collateral agent.
Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed December 22, 2020.
10.7	Form of Registration Rights Agreement between New Media Investment Group Inc. and Omega Advisors, Inc. and its affiliates	Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form 10/A (File No. 001-36097), filed November 8, 2013.
10.8	Registration Rights Agreement, dated as of November 19, 2019, by and among Gannett Co., Inc., FIG LLC and such other persons from time to time party thereto.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 20, 2019.

10.9	Amendment No. 1 to Registration Rights Agreement, dated as of November 17, 2020, by and among Gannett Co., Inc. and FIG LLC.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed November 18, 2020.
10.10	Amended and Restated Management and Advisory Agreement, dated August 5, 2019, between New Media Investment Group Inc. and FIG LLC.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 6, 2019.
10.11	Termination Agreement, dated as of December 21, 2020, by and between Gannett Co., Inc. and FIG LLC.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 22, 2020.
10.12	2020 Omnibus Incentive Compensation Plan, adopted as of February 26, 2020.*	Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed March 2, 2020.
10.13	Amendment No. 1 to 2020 Omnibus Incentive Compensation Plan.*	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed December 28, 2020.
10.14	Form of Nonqualified Stock Option Agreement between New Media Investment Group Inc. and Fortress Operating Entity I LP.*	Incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K, filed March 19, 2014.
10.15	Form of Nonqualified Stock Option Agreement between New Media Investment Group Inc. and Fortress Operating Entity I LP.	Included in Exhibit 10.10 hereto.
10.16	Form of Gannett Co., Inc. Director Restricted Stock Award Agreement (2020 Omnibus Incentive Compensation Plan, as amended).*	Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed February 26, 2021.
10.17	Gannett Co., Inc. Form of Employee Restricted Stock Grant Agreement.*	Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed February 26, 2021.
10.18	2015 Omnibus Incentive Compensation Plan.*	Incorporated by reference to Exhibit 4.1 to Legacy Gannett’s Registration Statement on Form S-3, filed June 29, 2015.
10.19	Amendment No. 1 to 2015 Omnibus Incentive Compensation Plan.*	Incorporated by reference to Exhibit 10.1 to Legacy Gannett’s Current Report on Form 8-K, filed May 11, 2017.
10.20	Amendment No. 2 to 2015 Omnibus Incentive Compensation Plan.*	Incorporated by reference to Exhibit 10.1 to Legacy Gannett’s Current Report on Form 8-K, filed May 9, 2018.
10.21	Form of Gannett Co., Inc. Director Restricted Stock Award Agreement (2015 Omnibus Incentive Compensation Plan, as amended).*	Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed February 26, 2021.
10.22	Form of Executive Officer Restricted Stock Unit Award Agreement (2015 Omnibus Incentive Compensation Plan, as amended).*	Incorporated by reference to Exhibit 10.1 to Legacy Gannett’s Current Report on Form 8-K, filed December 12, 2018.
10.23	Form of Executive Officer Performance Shares Award Agreement (2015 Omnibus Incentive Compensation Plan, as amended).*	Incorporated by reference to Exhibit 10.2 to Legacy Gannett’s Current Report on Form 8-K, filed December 12, 2018.
10.24	Form of Executive Officer Performance Units Award Agreement (2015 Omnibus Incentive Compensation Plan, as amended).*	Incorporated by reference to Exhibit 10.3 to Legacy Gannett’s Current Report on Form 8-K, filed December 12, 2018.
10.25	2015 Change in Control Severance Plan, as amended and restated as of December 23, 2020.*	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed December 28, 2020.
10.26	Key Employee Severance Plan, as amended and restated as of December 23, 2020.*	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed December 28, 2020.
10.27	Amended and Restated 401(k) Savings Plan of Gannett Co., Inc. as of January 1, 2019.*	Incorporated by reference to Exhibit 4.16 to the Company’s Post-Effective Amendment to Registration Statement on Form S-8 (Registration No. 333-233509), filed November 21, 2019.

10.28	Amendment No. 1 to 401(k) Savings Plan of Gannett Co., Inc. as of January 1, 2019.*	Incorporated by reference to Exhibit 4.17 to the Company’s Post-Effective Amendment to Registration Statement on Form S-8 (Registration No. 333-233509), filed November 21, 2019.
10.29	2015 Deferred Compensation Plan Rules for Post-2004 Deferrals.*	Incorporated by reference to Exhibit 10.9 to Legacy Gannett’s Current Report on Form 8-K, filed June 30, 2015.
10.30	Amendment No. 1 to 2015 Deferred Compensation Plan Rules for Post-2004 Deferrals.*	Incorporated by reference to Exhibit 10.1 to Legacy Gannett’s Current Report on Form 8-K, filed December 2, 2016.
10.31	Amendment No. 2 to 2015 Deferred Compensation Plan Rules for Post-2004 Deferrals.*	Incorporated by reference to Exhibit 10.1 to Legacy Gannett’s Current Report on Form 8-K, filed June 6, 2017.
10.32	Amendment No. 3 to 2015 Deferred Compensation Plan Rules for Post-2004 Deferrals.*	Incorporated by reference to Exhibit 10.1 to Legacy Gannett’s Current Report on Form 8-K, filed August 1, 2018.
10.33	Amendment No. 4 to 2015 Deferred Compensation Plan Rules for Post-2004 Deferrals.*	Incorporated by reference to Exhibit 10.2 to Legacy Gannett’s Quarterly Report on Form 10-Q, filed November 8, 2018.
10.34	Amendment No. 5 to 2015 Deferred Compensation Plan Rules for Post-2004 Deferrals.*	Incorporated by reference to Exhibit 10.21 to Legacy Gannett’s Annual Report on Form 10-K, filed on February 27, 2019.
10.35	Amendment No. 6 to 2015 Deferred Compensation Plan Rules for Post-2004 Deferrals.*	Incorporated by reference to Exhibit 4.12 to the Company’s Post-Effective Amendment to Registration Statement on Form S-8 (Registration No. 333-233509), filed November 21, 2019.
10.36	Amendment No. 7 to 2015 Deferred Compensation Plan Rules for Post-2004 Deferrals.*	Incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K, filed February 26, 2021.
10.37	Form of Indemnification Agreement to be entered into by New Media Investment Group Inc. with each of its executive officers and directors.	Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form 10/A (File No. 001-36097), filed November 8, 2013.
10.38	Amended and Restated Warrant Agreement dated January 15, 2014, by and between New Media Investment Group Inc. and American Stock & Transfer Company, LLC.	Incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-192736), filed January 28, 2014.
10.39	Offer Letter Agreement, dated March 25, 2020, by and between Gannett Co., Inc. and Douglas E. Horne.*	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 6, 2020.
10.40
Investor Agreement, dated as of November 17, 2020, by and among Gannett Co., Inc., the other Persons signatory thereto and such other Persons, if any, that from time to time become party thereto as Holders.
Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 18, 2020.
10.41	Gannett Co., Inc. Performance Restricted Stock Unit Grant Agreement, dated as of January 8, 2021.*	Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-251972), filed January 8, 2021.
10.42	Amended and Restated Performance Restricted Stock Unit Grant Agreement between Gannett Co., Inc. and Michael Reed, effective as of January 8, 2021.*	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed May 7, 2021.
10.43	Employee Performance Restricted Stock Unit Grant Agreement between Gannett Co., Inc. and Michael Reed, effective as of January 8, 2021.*	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed May 7, 2021.
10.44	Gannett Co., Inc. 2021 Annual Bonus Plan.*	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed May 7, 2021.
10.45	Offer Letter Agreement, dated December 21, 2020, by and between Gannett Co., Inc. and Michael E. Reed.*	Incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K, filed February 26, 2021.

10.46
Credit Agreement, dated as of February 9, 2021, among Gannett Co., Inc., Gannett Holdings LLC, each Guarantor party thereto, the Lenders from time to time party thereto and Citibank, N.A., as collateral and administrative agent.
Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 12, 2021.
10.47	First Lien Credit Agreement, dated as of October 15, 2021, by and among Gannett Co., Inc., Gannett Holdings LLC, each Guarantor party thereto, the Lenders from time to time party thereto, Citibank, N.A., as collateral agent and administrative agent for the Lenders.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 18, 2021.
10.48
Amendment No. 1, dated as of January 31, 2022, to the First Lien Credit Agreement dated as of October 15, 2021, by and among Gannett Co., Inc., Gannett Holdings LLC, the Guarantors from time to time party thereto, the Lenders from time to time party thereto, and Citibank N.A., as administrative agent and collateral agent.
Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 4, 2022.
10.49	Strategic Alliance Agreement, dated as of July 26, 2021, by and between Tipico USA Technology, Inc. and Gannett Media Corp.**	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed November 5, 2021.
21.1	List of subsidiaries.	Filed herewith.
23.1	Consent of Ernst & Young LLP.	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(d) of the Securities Exchange Act of 1934.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(d) of the Securities Exchange Act of 1934.	Filed herewith.
32.1	Section 1350 Certification of Principal Executive Officer.	Furnished herewith.
32.2	Section 1350 Certification of Principal Financial Officer.	Furnished herewith.
101
The following financial information from Gannett Co., Inc. Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL includes: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) Consolidated Statements of Cash Flows; (iv) Consolidated Statements of Equity; and (v) the Notes to Consolidated Financial Statements.
Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith.

*	Management contract or compensatory plan or arrangement.
**
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

Dated: February 24, 2022	GANNETT CO., INC. (Registrant)

	By:	/s/ Douglas E. Horne
Douglas E. Horne
Chief Financial Officer and Chief Accounting Officer (principal financial and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Dated: February 24, 2022	/s/ Michael E. Reed
Michael E. Reed
Chief Executive Officer and
President (principal executive officer)

Dated: February 24, 2022	/s/ Douglas E. Horne
Douglas E. Horne
Chief Financial Officer and
Chief Accounting Officer (principal financial and principal accounting officer)

Dated: February 24, 2022	/s/ Vinayak R. Hegde
Vinayak R. Hegde, Director

Dated: February 24, 2022	/s/ Theodore Janulis
Theodore Janulis, Director

Dated: February 24, 2022	/s/ John Jeffry Louis
John Jeffry Louis, Director

Dated: February 24, 2022	/s/ Maria Miller
Maria Miller, Director

Dated: February 24, 2022	/s/ Michael E. Reed
Michael E. Reed
Director, Chairman

Dated: February 24, 2022	/s/ Debra Sandler
Debra Sandler, Director

Dated: February 24, 2022	/s/ Kevin Sheehan
Kevin Sheehan, Director

Dated: February 24, 2022	/s/ Laurence Tarica
Laurence Tarica, Director

Dated: February 24, 2022	/s/ Barbara Wall
Barbara Wall, Director