Form 10-Q
period 2022-03-31
Gannett Co., Inc.
filed 2022-05-05
CIK 1579684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 2, 2022, 146,591,116 shares of the registrant's Common Stock were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our current views regarding, among other things, our future growth, results of operations, performance, business prospects and opportunities, and our environmental, social and governance goals, and are not statements of historical fact. Words such as "anticipate(s)," "expect(s)," "intend(s)," "plan(s)," "project(s)," "believe(s)," "forecast," "will," "aim," "would," "seek(s)," "estimate(s)" and similar expressions are intended to identify such forward-looking statements.

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
•Global hostilities and any resulting effects and uncertainties;
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
•Our current intention not to pay dividends and our ability to pay dividends in the future, if at all;
•Our ability to reduce costs and expenses;
•Our ability to maintain proper and effective internal control over financial reporting;
•Our ability to recruit and retain key personnel; and
•Any shortage of skilled or experienced employees with the capabilities necessary to support our business strategies, or our inability to retain such employees.

Additional risk factors that could cause actual results to differ materially from our expectations include, but are not limited to, the risks identified by us under the heading "Risk Factors" in this Quarterly Report on Form 10-Q, under the heading "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (the "SEC") on February 24, 2022, and the statements made in subsequent filings. Such forward-looking statements speak only as of the date they are made. Except to the extent required by law, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions, or circumstances on which any statement is based.

INDEX TO GANNETT CO., INC.
Q1 2022 FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GANNETT CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share data	March 31, 2022	December 31, 2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$152,191	$130,756
Accounts receivable, net of allowance for doubtful accounts of $11,566 and $16,470 as of March 31, 2022 and December 31, 2021, respectively	293,462	328,733
Inventories	37,144	37,662
Prepaid expenses and other current assets	79,548	80,110
Total current assets	562,345	577,261
Property, plant and equipment, net of accumulated depreciation of $346,271 and $336,500 as of March 31, 2022 and December 31, 2021, respectively	388,367	415,384
Operating lease assets	263,980	271,935
Goodwill	540,894	533,709
Intangible assets, net	694,521	713,153
Deferred tax assets	25,802	32,399
Pension and other assets	307,534	284,228
Total assets	$2,783,443	$2,828,069

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$346,368	$357,014
Deferred revenue	185,579	184,838
Current portion of long-term debt	62,860	69,456
Other current liabilities	46,997	51,218
Total current liabilities	641,804	662,526
Long-term debt	783,010	769,446
Convertible debt	396,297	393,354
Deferred tax liabilities	11,711	28,812
Pension and other postretirement benefit obligations	69,687	71,937
Long-term operating lease liabilities	247,487	254,969
Other long-term liabilities	118,721	117,410
Total noncurrent liabilities	1,626,913	1,635,928
Total liabilities	2,268,717	2,298,454
Commitments and contingent liabilities (See Note 11)
Equity
Preferred stock, $0.01 par value per share, 300,000 shares authorized, of which 150,000 shares are designated as Series A Junior Participating Preferred Stock, none of which were issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value per share, 2,000,000,000 shares authorized, 151,016,595 shares issued and 147,828,491 shares outstanding at March 31, 2022; 144,667,389 shares issued and 142,299,399 shares outstanding at December 31, 2021	1,510	1,446
Treasury stock, at cost, 3,188,104 shares and 2,367,990 shares at March 31, 2022 and December 31, 2021, respectively	(11,290)	(8,151)
Additional paid-in capital	1,397,516	1,400,206
Accumulated deficit	(924,366)	(921,399)
Accumulated other comprehensive income	51,607	59,998
Total Gannett stockholders equity	514,977	532,100
Noncontrolling interests	(251)	(2,485)
Total equity	514,726	529,615
Total liabilities and equity	$2,783,443	$2,828,069
The accompanying notes are an integral part of these condensed consolidated financial statements.

GANNETT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended March 31,
In thousands, except per share amounts	2022	2021
Advertising and marketing services	$375,114	$388,357
Circulation	288,602	325,437
Other	84,361	63,290
Total operating revenues	748,077	777,084
Operating costs	469,885	477,798
Selling, general and administrative expenses	221,837	203,684
Depreciation and amortization	47,783	58,103
Integration and reorganization costs	11,398	13,404
Asset impairments	854	833
(Gain) loss on sale or disposal of assets, net	(2,804)	4,745
Other operating expenses	1,102	10,576
Total operating expenses	750,055	769,143
Operating income (loss)	(1,978)	7,941
Interest expense	26,006	39,503
Loss on early extinguishment of debt	2,743	19,401
Non-operating pension income	(18,213)	(23,878)
Loss on convertible notes derivative	—	126,600
Other non-operating income, net	(1,805)	(1,875)
Non-operating expenses	8,731	159,751
Loss before income taxes	(10,709)	(151,810)
Benefit for income taxes	(7,607)	(9,109)
Net loss	(3,102)	(142,701)
Net loss attributable to noncontrolling interests(a)	(135)	(385)
Net loss attributable to Gannett	$(2,967)	$(142,316)

Loss per share attributable to Gannett - basic	$(0.02)	$(1.06)
Loss per share attributable to Gannett - diluted	$(0.02)	$(1.06)

Other comprehensive income (loss):
Foreign currency translation adjustments	$(7,556)	$3,037
Pension and other postretirement benefit items:
Net actuarial gain (loss)	(1,796)	1,126
Amortization of net actuarial (gain) loss	(32)	20
Other	536	(554)
Total pension and other postretirement benefit items	(1,292)	592
Other comprehensive income (loss) before tax	(8,848)	3,629
Income tax expense (benefit) related to components of other comprehensive income (loss)	(457)	206
Other comprehensive income (loss), net of tax	(8,391)	3,423
Comprehensive loss	(11,493)	(139,278)
Comprehensive loss attributable to noncontrolling interests(a)	(135)	(385)
Comprehensive loss attributable to Gannett	$(11,358)	$(138,893)
(a)     For the three months ended March 31, 2022, there were no redeemable noncontrolling interests included in Net loss attributable to noncontrolling interests. For the three months ended March 31, 2021, Net loss attributable to noncontrolling interests included $385 thousand relating to redeemable noncontrolling interests.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GANNETT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
In thousands	2022	2021
Operating activities
Net loss	$(3,102)	$(142,701)
Adjustments to reconcile net loss to operating cash flows:
Depreciation and amortization	47,783	58,103
Share-based compensation expense	3,393	3,423
Non-cash interest expense	5,316	6,118
(Gain) loss on sale or disposal of assets, net	(2,804)	4,745
Loss on convertible notes derivative	—	126,600
Loss on early extinguishment of debt	2,743	19,401
Asset impairments	854	833
Pension and other postretirement benefit obligations	(27,291)	(48,538)
Change in other assets and liabilities, net	5,537	33,332
Cash provided by operating activities	32,429	61,316
Investing activities
Acquisitions, net of cash acquired	(15,427)	—
Purchase of property, plant and equipment	(10,764)	(7,607)
Proceeds from sale of real estate and other assets	20,471	10,123
Change in other investing activities	(500)	—
Cash provided by (used for) investing activities	(6,220)	2,516
Financing activities
Payments of deferred financing costs	(423)	(33,921)
Borrowings under term loans	72,500	1,045,000
Repayments under term loans	(47,976)	(1,083,791)
Repayments of long-term debt	(22,500)	—
Acquisition of noncontrolling interests	(2,050)	—
Payments for employee taxes withheld from stock awards	(3,138)	(1,707)
Changes in other financing activities	(231)	(280)
Cash used for financing activities	(3,818)	(74,699)
Effect of currency exchange rate change on cash	(992)	314
Increase (decrease) in cash, cash equivalents and restricted cash	21,399	(10,553)
Cash, cash equivalents and restricted cash at beginning of period	143,619	206,726
Cash, cash equivalents and restricted cash at end of period	$165,018	$196,173
The accompanying notes are an integral part of these condensed consolidated financial statements.

GANNETT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three months ended March 31, 2022
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Treasury stock		Non-controlling interest
In thousands, except share data	Shares	Amount				Shares	Amount		Total
Balance at December 31, 2021	144,667	$1,446	$1,400,206	$59,998	$(921,399)	2,368	$(8,151)	$(2,485)	$529,615
Net loss attributable to Gannett	—	—	—	—	(2,967)	—	—	(135)	(3,102)
Acquisition of noncontrolling interests	—	—	(4,419)	—	—	—	—	2,369	(2,050)
Restricted stock awards settled, net of withholdings	615	7	(1,541)	—	—	—	—	—	(1,534)
Restricted share grants	5,728	57	(57)	—	—	—	—	—	—
Other comprehensive loss, net(b)	—	—	—	(8,391)		—	—	—	(8,391)
Share-based compensation expense	—	—	3,393	—	—	—	—	—	3,393
Issuance of common stock	7	—	62	—	—	—	—	—	62
Treasury stock	—	—	—	—	—	692	(3,138)	—	(3,138)
Restricted share forfeiture	—	—	—	—	—	128	(1)	—	(1)
Other activity	—	—	(128)	—	—	—	—	—	(128)
Balance at March 31, 2022	151,017	$1,510	$1,397,516	$51,607	$(924,366)	3,188	$(11,290)	$(251)	$514,726

	Three months ended March 31, 2021
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Treasury stock		Non-controlling interest(a)
In thousands, except share data	Shares	Amount				Shares	Amount		Total
Balance at December 31, 2020	139,495	$1,395	$1,103,881	$50,173	$(786,437)	1,392	$(4,903)	$—	$364,109
Net loss attributable to Gannett	—	—	—	—	(142,316)	—	—	—	(142,316)
Restricted stock awards settled, net of withholdings	1,057	10	(1,895)	—	—	—	—	—	(1,885)
Restricted share grants	3,878	39	(39)	—	—	—	—	—	—
Equity component - 2027 Notes	—	—	316,252	—	—	—	—	—	316,252
Other comprehensive income, net(b)	—	—	—	3,423	—	—	—	—	3,423
Share-based compensation expense	—	—	3,423	—	—	—	—	—	3,423
Issuance of common stock	14	—	61	—	—	—	—	—	61
Remeasurement of redeemable noncontrolling interests	—	—	126	—	—	—	—	—	126
Treasury stock	—	—	—	—	—	330	(1,707)	—	(1,707)
Restricted share forfeiture	—	—	—	—	—	180	(2)	—	(2)
Other activity	—	—	168	—	—	—	—	—	168
Balance at March 31, 2021	144,444	$1,444	$1,421,977	$53,596	$(928,753)	1,902	$(6,612)	$—	$541,652
(a) Excludes Redeemable noncontrolling interests which are reflected in temporary equity.
(b) For the three months ended March 31, 2022 and 2021, Other comprehensive income is net of income tax benefit of $0.5 million and income tax provision of $0.2 million, respectively.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — Description of business and basis of presentation

Description of business
Gannett Co., Inc. ("Gannett", "we", "us", "our", or the "Company") is a subscription-led and digitally-focused media and marketing solutions company committed to empowering communities to thrive. Gannett operates a scalable, data-driven media platform that aligns with consumer and digital marketing trends. We aim to be the premier source for clarity, connections and solutions within our communities. Our strategy is focused on driving audience growth and engagement by delivering deeper content experiences to our consumers, while offering the products and marketing expertise our advertisers desire. We expect the execution of this strategy to enable us to continue our evolution from a more traditional print media business to a digitally-focused content platform.

Our current portfolio of media assets includes USA TODAY, local media organizations in 45 states in the U.S., and Newsquest, a wholly-owned subsidiary operating in the United Kingdom (the "U.K.") with more than 150 local media brands. We also operate a digital marketing solutions company, branded LOCALiQ, which provides a cloud-based platform of products to enable small and medium-sized businesses to accomplish their marketing goals. In addition, we run what we believe is the largest media-owned events business in the U.S., USA TODAY NETWORK Ventures.

Through USA TODAY, our local property network, and Newsquest, we deliver high-quality, trusted content with a commitment to balanced, unbiased journalism, where and when consumers want to engage with it on virtually any device or platform. Additionally, the Company has strong relationships with hundreds of thousands of local and national businesses in both our U.S. and U.K. markets due to our large local and national sales forces and a robust advertising and marketing solutions product suite. The Company reports in two segments, Publishing and Digital Marketing Solutions. We also have a Corporate and other category that includes activities not directly attributable to a specific reportable segment and includes broad corporate functions such as legal, human resources, accounting, analytics, finance, and marketing. A full description of our reportable segments is included in Note 12 — Segment reporting in the notes to the condensed consolidated financial statements.

Impacts of the COVID-19 pandemic

As a result of the COVID-19 pandemic, we initially experienced a significant decline in Advertising and marketing services revenues, which accelerated the secular declines that we continue to experience. We continue to experience constraints on the sales of single copy newspapers, largely tied to reduced business travel and challenges in permitting and attendance at in-person events. While we have seen COVID-19 related operating trends improve since the second quarter of 2020, which represents the quarter that was most significantly impacted by the pandemic, we expect that the COVID-19 pandemic, and the resulting changes in consumer behavior, will continue to have a slight negative impact on our business and results of operations in the near-term, including lower revenues associated with events and lower sales of single copy newspapers. If the COVID-19 pandemic were to revert to conditions that existed during 2020, including measures to help mitigate and control the spread of the virus, we would expect to experience further negative impacts in Advertising and marketing services and Circulation revenues.

Basis of presentation

The condensed consolidated financial statements included in this report are unaudited; however, in the opinion of management, they contain all of the adjustments (consisting of those of a normal, recurring nature) considered necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") applicable to interim periods. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company consolidates entities that it controls due to ownership of a majority voting interest. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Use of estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and footnotes thereto. Actual results could differ materially from those estimates.

Significant estimates inherent in the preparation of the condensed consolidated financial statements include pension and postretirement benefit obligation assumptions, income taxes, goodwill and intangible asset impairment analysis, valuation of property, plant and equipment and intangible assets.

Recent accounting pronouncements adopted

Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity

In August 2020, the Financial Accounting Standards Board (the "FASB") issued new guidance ("ASU 2020-06") that simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. In addition to eliminating certain accounting models, the guidance amends the disclosures for convertible instruments and earnings-per-share guidance. It also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. This guidance is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the accounting for the Company's $497.1 million in aggregate principal amount of 6.0% Senior Secured Convertible Notes due 2027 issued by the Company on November 17, 2020 (the "2027 Notes"), or the condensed consolidated financial statements.

Reference Rate Reform

In March 2020, the FASB issued guidance ("ASU 2020-04"), that provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference the London Inter-bank Offered Rate ("LIBOR"). ASU 2020-04 is effective prospectively for all entities through December 31, 2022, when the reference rate replacement activity is expected to have been completed. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During Q1 2022, the Company applied the optional expedient for contract modifications to the amendment of its five-year senior secured term loan facility in an aggregate principal amount of $516.0 million (the "New Senior Secured Term Loan") with Citibank N.A., as collateral agent and administrative agent for the lenders. The adoption of this guidance did not have a material impact on the condensed consolidated financial statements.

Disclosures by Business Entities about Government Assistance

In November 2021, the FASB issued new guidance ("ASU 2021-10") that requires annual disclosures for transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy, including: (i) information about the nature of the transactions and related accounting policy used to account for the transactions; (ii) the line items on the condensed consolidated balance sheets and condensed consolidated statements of operations and comprehensive income (loss) affected by these transactions, including amounts applicable to each line; and (iii) significant terms and conditions of the transactions, including commitments and contingencies. The adoption of this guidance did not have a material impact on the condensed consolidated financial statements.

Accounting for Contract Assets and Contract Liabilities from Contracts with Customers in a Business Combination

In October 2021, the FASB issued new guidance ("ASU 2021-08") that requires an acquirer to recognize and measure certain contract assets and contract liabilities in a business combination in accordance with ASC 606, "Revenue from Contracts with Customers", rather than at fair value on the acquisition date as required under current U.S. GAAP. This guidance is effective for fiscal years beginning after December 15, 2022, with early adoption permitted, including interim periods within those fiscal years. The early adoption of this guidance effective January 1, 2022 did not have a material impact on the condensed consolidated financial statements.

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

The Company’s condensed consolidated statements of operations and comprehensive income (loss) present revenues disaggregated by revenue type. Sales taxes and other usage-based taxes are excluded from revenues. The following table presents our revenues disaggregated by source:

	Three months ended March 31,
In thousands	2022	2021
Print advertising	$173,518	$193,196
Digital advertising and marketing services	201,596	195,161
Total advertising and marketing services	375,114	388,357
Circulation	288,602	325,437
Other	84,361	63,290
Total revenues	$748,077	$777,084

For the three months ended March 31, 2022 and 2021, revenues generated from international locations were approximately 8.9% and 7.5% of total revenues, respectively.

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

The following table presents changes in the deferred revenues balance by type of revenues:

	Three months ended March 31, 2022			Three months ended March 31, 2021
In thousands	Advertising, marketing services, and other	Circulation	Total	Advertising, marketing services, and other	Circulation	Total
Beginning balance	$60,665	$124,173	$184,838	$51,686	$134,321	$186,007
Acquisition	—	2,388	2,388	—	—	—
Cash receipts	76,125	237,860	313,985	60,117	284,175	344,292
Revenue recognized	(75,463)	(240,169)	(315,632)	(58,953)	(280,647)	(339,600)
Ending balance	$61,327	$124,252	$185,579	$52,850	$137,849	$190,699

NOTE 3 — Accounts receivable, net

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

The following table presents changes in the allowance for doubtful accounts:

	Three months ended March 31,
In thousands	2022	2021
Beginning balance	$16,470	$20,843
Current period provision	(2,403)	(2,171)
Write-offs charged against the allowance	(3,868)	(2,805)
Recoveries of amounts previously written-off	942	1,206
Other	425	51
Ending balance	$11,566	$17,124

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

For the three months ended March 31, 2022 and 2021, the Company recorded a benefit of $2.4 million and $2.2 million in bad debt expense, respectively. Bad debt expense is included in Selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss). For the three months ended March 31, 2022 and 2021, the Company recorded reductions to bad debt expense due to a decrease in required reserves due to lower receivable balances.

NOTE 4 — Goodwill and intangible assets

Goodwill and intangible assets consisted of the following:

	March 31, 2022			December 31, 2021
In thousands	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets:
Advertiser relationships	$455,522	$163,594	$291,928	$453,038	$153,988	$299,050
Other customer relationships	102,798	37,920	64,878	102,486	35,237	67,249
Subscriber relationships	253,890	106,986	146,904	254,162	99,905	154,257
Other intangible assets	68,780	47,519	21,261	68,690	44,291	24,399
Sub-total	$880,990	$356,019	$524,971	$878,376	$333,421	$544,955
Indefinite-lived intangible assets:
Mastheads			169,550			168,198
Total intangible assets			$694,521			$713,153

Goodwill			$540,894			$533,709

Consistent with the Company’s past practice, the Company performs its annual goodwill and indefinite-lived intangible impairment assessment on the last day of its fiscal second quarter. In addition to the annual impairment test, the Company is required to regularly assess whether a triggering event has occurred under both ASC 350 and/or ASC 360, which would require interim impairment testing.

As of March 31, 2022, the Company performed a review of potential impairment indicators and it was determined that no indicators of impairment were present.

NOTE 5 — Integration and reorganization costs and asset impairments

Over the past several years, the Company has engaged in a series of individual restructuring programs, designed primarily to right-size the Company’s employee base, consolidate facilities and improve operations, including those of recently acquired entities. These initiatives impact all the Company’s operations and can be influenced by the terms of union contracts. Costs related to these programs, which primarily include severance expense, facility consolidation and other restructuring-related expenses, are accrued when probable and reasonably estimable or at the time of program announcement.

Severance-related expenses

We recorded severance-related expenses by segment as follows:

	Three months ended March 31,
In thousands	2022	2021
Publishing	$5,177	$6,779
Digital Marketing Solutions	9	(57)
Corporate and other	174	375
Total	$5,360	$7,097

A rollforward of the accrued severance and related costs included in Accounts payable and accrued expenses on the condensed consolidated balance sheets for the three months ended March 31, 2022 is as follows:

In thousands	Severance and related costs
Beginning balance	$12,558
Restructuring provision included in integration and reorganization costs	5,360
Cash payments	(5,430)
Ending balance	$12,488

The restructuring reserve balance is expected to be paid out over the next twelve months.

Facility consolidation and other restructuring-related expenses

Facility consolidation and other restructuring-related expenses represent costs for consolidating operations, systems implementation, and outsourcing of corporate functions. We recorded facility consolidation charges and other restructuring-related costs by segment as follows:

	Three months ended March 31,
In thousands	2022	2021
Publishing	$544	$547
Digital Marketing Solutions	142	223
Corporate and other	5,352	5,537
Total	$6,038	$6,307

Accelerated depreciation

For the three months ended March 31, 2022 and 2021, the Company incurred accelerated depreciation, a component of Depreciation and amortization expense in the condensed consolidated statements of operations and comprehensive income (loss), of $4.7 million and $9.2 million, respectively, related to the shortened useful life of assets due to the sale of property primarily at the Publishing segment.

NOTE 6 — Debt

The Company's debt consisted of the following:

	March 31, 2022				December 31, 2021
(in millions)	Principal balance	Unamortized original issue discount	Unamortized deferred financing costs	Carrying value	Principal balance	Unamortized original issue discount	Unamortized deferred financing costs	Carrying value
New Senior Secured Term Loan	$504.6	$(12.0)	$(2.4)	$490.2	$480.1	$(14.1)	$(2.7)	$463.3
2026 Senior Notes	377.5	(12.2)	(9.6)	355.7	400.0	(13.7)	(10.7)	375.6
2027 Notes	485.3	(90.4)	(1.9)	393.0	485.3	(93.2)	(2.0)	390.1
2024 Notes	3.3	—	—	3.3	3.3	—	—	3.3
Total debt	$1,370.7	$(114.6)	$(13.9)	$1,242.2	$1,368.7	$(121.0)	$(15.4)	$1,232.3
Less: Current portion of long-term debt	$(62.9)	$—	$—	$(62.9)	$(69.5)	$—	$—	$(69.5)
Non-current portion of long-term debt	$1,307.8	$(114.6)	$(13.9)	$1,179.3	$1,299.2	$(121.0)	$(15.4)	$1,162.8

New Senior Secured Term Loan

On October 15, 2021, Gannett Holdings LLC ("Gannett Holdings"), a wholly-owned subsidiary of the Company, entered into the New Senior Secured Term Loan with Citibank N.A., as collateral agent and administrative agent for the lenders. On January 31, 2022, Gannett Holdings entered into an amendment (the "Term Loan Amendment") to its New Senior Secured Term Loan to provide for new incremental senior secured term loans (the "Incremental Term Loans") in an aggregate principal amount of $50 million. The Incremental Term Loans have substantially identical terms as the New Senior Secured Term Loan and are treated as a single tranche with the New Senior Secured Term Loan. The Term Loan Amendment also amended the New Senior Secured Term Loan to transition the interest rate base from LIBOR to Adjusted Term SOFR and to permit the repurchase of up to $50 million of the Company's common stock, par value $0.01 per share ("Common Stock") under the Stock Repurchase Program (defined below in Note 10 — Supplemental equity information) consummated on or prior to December 31, 2022, in addition to capacity for Gannett Holdings to make restricted payments, including stock repurchases, currently permitted under other provisions of the New Senior Secured Term Loan and our other debt facilities, including the 2026 Senior Secured Notes Indenture and the 2027 Notes Indenture (terms defined below). On March 21, 2022, Gannett Holdings entered into an amendment (the "Second Term Loan Amendment") to its New Senior Secured Term Loan to provide for incremental senior secured term loans in an aggregate principal amount of $22.5 million.

The New Senior Secured Term Loan bears interest at a per annum rate equal to Adjusted Term SOFR (which shall not be less than 0.50% per annum) plus a margin of 5.00% or an alternate base rate (which shall not be less than 1.50% per annum) plus a margin equal to 4.00%. Loans under the New Senior Secured Term Loan may be prepaid, at the option of Gannett Holdings, at any time without premium, except a premium equal to 1.00% of the aggregate principal amount of the loans being repaid in connection with certain refinancing or repricing events that reduce the all-in yield applicable to the loans and occur on or before October 15, 2022. In addition, we are required to repay the New Senior Secured Term Loan from time to time with (i) the proceeds of non-ordinary course asset sales and casualty and condemnation events, (ii) the proceeds of indebtedness not permitted under the New Senior Secured Term Loan, and (iii) the aggregate amount of cash and cash equivalents on hand at the Company and its restricted subsidiaries in excess of $100 million at the end of each fiscal year of the Company. The New Senior Secured Term Loan amortizes in equal quarterly installments, beginning June 30, 2022, at a rate equal to 10.00% per annum (or, if the ratio of debt secured on an equal basis with the New Senior Secured Term Loan less unrestricted cash of the Company and its restricted subsidiaries to Consolidated EBITDA (as such terms are defined in the New Senior Secured Term Loan ) (such ratio, the "First Lien Net Leverage Ratio"), for the most recently ended period of four consecutive fiscal quarters is equal to or less than 1.20 to 1.00, 5.00% per annum). All obligations under the New Senior Secured Term Loan are secured by all or substantially all of the assets of the Company and the wholly-owned domestic subsidiaries of the Company (the "New Senior Secured Term Loan Guarantors"). The obligations of Gannett Holdings under the New Senior Secured Term Loan are guaranteed on a senior secured basis by the Company and the New Senior Secured Term Loan Guarantors.

The New Senior Secured Term Loan contains usual and customary covenants for credit facilities of this type, including a requirement to have minimum unrestricted cash of $30 million as of the last day of each fiscal quarter, and restricts, among other things, our ability to incur debt, grant liens, sell assets, and make investments and pay dividends, in each case with customary exceptions, including an exception that permits dividends and repurchases of outstanding junior debt or equity in (i) an amount of up to $25 million per fiscal quarter if the First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 2.00 to 1.00, (ii) an amount of up to $50 million per fiscal quarter if the First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 1.50 to 1.00, and (iii) an unlimited amount if First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 1.00 to 1.00. As of March 31, 2022, the Company was in compliance with all of the covenants and obligations under the New Senior Secured Term Loan.

The New Senior Secured Term Loan was recorded at carrying value, which approximates fair value in the condensed consolidated balance sheets and was classified as Level 2.

For the three months ended March 31, 2022, the Company recognized interest expense of $6.9 million, paid interest expense of $6.9 million and recognized amortization of original issue discount and deferred financing costs of $0.9 million and $0.2 million, respectively, under the New Senior Secured Term Loan. Additionally, during the three months ended March 31, 2022, the Company recognized losses on early extinguishment of debt of approximately $1.4 million related to the write-off of original issue discount and deferred financing costs as a result of early prepayments on the New Senior Secured Term Loan.

For the three months ended March 31, 2022, the Company made prepayments, inclusive of both mandatory and optional prepayments, totaling $48.0 million, which were classified as financing activities in the condensed consolidated statements of cash flows. As of March 31, 2022, the effective interest rate for the New Senior Secured Term Loan was 6.3%.

Senior Secured Notes due 2026

On October 15, 2021, Gannett Holdings completed a private offering of $400 million aggregate principal amount of 6.00% first lien notes due November 1, 2026 (the "2026 Senior Notes"). The 2026 Senior Notes were issued pursuant to an indenture, dated October 15, 2021 (the "2026 Senior Notes Indenture") among Gannett Holdings, the Company, the guarantors from time to time party thereto (the "2026 Senior Notes Guarantors"), U.S. Bank National Association, as trustee, and U.S. Bank National Association, as collateral agent, registrar, paying agent and authenticating agent.

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

The 2026 Senior Notes are unconditionally guaranteed, jointly and severally, on a senior secured basis by the 2026 Senior Notes Guarantors. The 2026 Senior Notes and such guarantees are secured on a first-priority basis by the collateral, consisting of substantially all of the assets of Gannett Holdings and the 2026 Senior Notes Guarantors, subject to certain intercreditor arrangements.

The 2026 Senior Notes Indenture limits the Company and its restricted subsidiaries’ ability to, among other things, make investments, loans, advances, guarantees and acquisitions; incur or guarantee additional debt and issue certain disqualified equity interests and preferred stock; make certain restricted payments, including a limit on dividends on equity securities or payments to redeem, repurchase or retire equity securities or other indebtedness; dispose of assets; create liens on assets to secure debt; engage in transactions with affiliates; enter into certain restrictive agreements; and consolidate, merge, sell or otherwise dispose of all or substantially all of their or a 2026 Senior Notes Guarantor’s assets. These covenants are subject to a number of limitations and exceptions. The 2026 Senior Notes Indenture also contains customary events of default.

The 2026 Senior Notes are classified as Level 2 because it is measured at fair value using commonly accepted valuation methodologies and indirectly observable, market-based risk measurements and historical data, and a review of prices and terms available for similar debt instruments.

The unamortized original issue discount and unamortized deferred financing costs will be amortized over the remaining contractual life of the 2026 Senior Notes. For the three months ended March 31, 2022, the Company recognized interest expense of $6.0 million, paid interest expense of $0.6 million and recognized amortization of $1.3 million of deferred financing costs in connection with the 2026 Senior Notes. As of March 31, 2022, the effective interest rate on the 2026 Senior Notes was 7.3%.

In March 2022, the Company entered into a privately negotiated agreement with certain holders of our 2026 Senior Notes and repurchased $22.5 million principal of our outstanding 2026 Senior Notes in exchange for $22.5 million of New Senior Secured Term Loans (discussed above). The repurchase was treated as an extinguishment of a portion of the 2026 Senior Notes and as a result, for the three months ended March 31, 2022, the Company recognized losses on early extinguishment of debt of approximately $1.3 million related to the write-off of deferred financing costs.

Senior Secured Convertible Notes due 2027

The 2027 Notes were issued pursuant to an Indenture dated as of November 17, 2020, as amended by the First Supplemental Indenture dated as of December 21, 2020 and the Second Supplemental Indenture dated as of February 9, 2021 (collectively, the "2027 Notes Indenture"), between the Company and U.S. Bank National Association, as trustee.

In connection with the issuance of the 2027 Notes, the Company entered into an Investor Agreement (the "Investor Agreement") with the holders of the 2027 Notes (the "Holders") establishing certain terms and conditions concerning the rights and restrictions on the Holders with respect to the Holders' ownership of the 2027 Notes. The Company also entered into an amendment to the Registration Rights Agreement dated November 19, 2019, between the Company and FIG LLC, the Company's former manager.

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

The conversion rate is subject to customary adjustment provisions as provided in the 2027 Notes Indenture. In addition, the conversion rate will be subject to adjustment in the event of any issuance or sale of Common Stock (or securities convertible into Common Stock) at a price equal to or less than the Conversion Price in order to ensure that following such issuance or sale, the 2027 Notes would be convertible into approximately 42% (adjusted for repurchases and certain other events that reduce the outstanding amount of the 2027 Notes) of the Common Stock after giving effect to such issuance or sale (assuming the initial principal amount of the 2027 Notes remains outstanding). After giving effect to the repurchase of $11.8 million in aggregate principal outstanding of the 2027 Notes during the year ended December 31, 2021, such percentage is approximately 41%.

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

The 2027 Notes are guaranteed by Gannett Holdings and any subsidiaries of the Company that guarantee the New Senior Secured Term Loan. The 2027 Notes are secured by the same collateral that secures the New Senior Secured Term Loan. The 2027 Notes rank as senior secured debt of the Company and are secured by a second priority lien on the same collateral package that secured the indebtedness incurred in connection with the New Senior Secured Term Loan.

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

The 2027 Notes has two components: (i) a debt component, and (ii) an equity component. The debt component of the 2027 Notes is classified as Level 2 because it is measured at fair value using commonly accepted valuation methodologies and indirectly observable, market-based risk measurements and historical data, and a review of prices and terms available for similar debt instruments that do not contain a conversion feature. The fair value of the equity component is classified as Level 3 because it is measured at fair value using a binomial lattice model using assumptions based on market information and historical data, and significant unobservable inputs. As of March 31, 2022 and December 31, 2021, the amount of the conversion feature recorded in Additional paid-in capital was $279.6 million.

For the three months ended March 31, 2022 and 2021, the Company recognized amortization of the original issue discount of $2.9 million and $2.3 million, respectively, and for the three months ended March 31, 2022, recorded amortization of deferred financing costs of $0.1 million in connection with the 2027 Notes. Amortization of deferred financing costs related to the 2027 Notes was immaterial for the three months ended March 31, 2021. In addition, for the three months ended March 31, 2022 and 2021, the Company recognized interest expense of $7.2 million and $7.5 million, respectively, in connection with the 2027 Notes. The effective interest rate on the liability component of the 2027 Notes was 10.5% as of both March 31, 2022 and 2021.

For the three months ended March 31, 2022, no shares were issued upon conversion, exercise, or satisfaction of the required conditions. Refer to Note 10 — Supplemental equity information for details on the convertible debt's impact to diluted earnings per share under the if-converted method.

Senior Convertible Notes due 2024

The $3.3 million principal value of the remaining 4.75% convertible senior notes due 2024 (the "2024 Notes") outstanding is reported as convertible debt in the condensed consolidated balance sheets. As of March 31, 2022, the effective interest rate on the 2024 Notes was 6.05%.

NOTE 7 — Pensions and other postretirement benefit plans

We, along with our subsidiaries, sponsor various defined benefit retirement plans, including plans established under collective bargaining agreements. Our retirement plans include the Gannett Retirement Plan (the "GR Plan"), the Newsquest and Romanes Pension Schemes in the U.K., and other defined benefit and defined contribution plans. We also provide health care and life insurance benefits to certain retired employees who meet age and service requirements.

Retirement plan costs include the following components:

	Pension benefits		Postretirement benefits
	Three months ended March 31,		Three months ended March 31,
In thousands	2022	2021	2022	2021
Operating expenses:
Service cost - benefits earned during the period	$475	$511	$15	$31
Non-operating expenses:
Interest cost on benefit obligation	18,649	17,031	451	501
Expected return on plan assets	(37,281)	(41,430)	—	—
Amortization of actuarial loss (gain)	20	35	(52)	(15)
Total non-operating (benefit) expenses	$(18,612)	$(24,364)	$399	$486
Total expense (benefit) for retirement plans	$(18,137)	$(23,853)	$414	$517

During the three months ended March 31, 2022, we contributed $7.6 million and $2.0 million to our pension and other postretirement plans, respectively. Additionally, in response to the COVID-19 pandemic, our GR Plan in the U.S. has deferred certain contractual contributions and negotiated a contribution payment plan of $5.0 million per quarter starting December 31, 2020 through the end of September 30, 2022.

NOTE 8 — Fair value measurement

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

As of March 31, 2022 and December 31, 2021, assets and liabilities recorded at fair value and measured on a recurring basis primarily consist of pension plan assets. As permitted by U.S. GAAP, we use net asset values ("NAV") as a practical expedient to determine the fair value of certain investments. These investments measured at NAV have not been classified in the fair value hierarchy.

Refer to Note 6 — Debt for additional discussion regarding fair value of the New Senior Secured Term Loan, the 2026 Senior Notes, the 2027 Notes and the 2024 Notes.

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). Assets held for sale (Level 3) are measured on a nonrecurring basis and are evaluated using executed purchase agreements, letters of intent or third-party valuation analyses when certain circumstances arise. Assets held for sale totaled $5.9 million and $3.5 million as of March 31, 2022 and December 31, 2021, respectively. The Company performs its annual goodwill and indefinite-lived intangible impairment assessment during the second quarter of the year. Any resulting asset impairment would require that the asset be recorded at its fair value. The resulting fair value measurements of the assets are considered to be Level 3 measurements. Refer to Note 4 — Goodwill and intangible assets for additional discussion regarding the annual impairment assessment.

NOTE 9 — Income taxes

The following table outlines our pre-tax net loss and income tax amounts:

	Three months ended March 31,
In thousands	2022	2021
Loss before income taxes	$(10,709)	$(151,810)
Benefit for income taxes	(7,607)	(9,109)
Effective tax rate	71.0%	6.0%

The benefit for income taxes for the three months ended March 31, 2022 was mainly driven by pre-tax loss and the current year tax benefit from the release of tax reserves, partially offset by the creation of valuation allowances on non-deductible interest expense carryforwards. The provision was calculated using an estimated annual effective tax rate of 41.25%. The estimated annual effective tax rate is based on the projected tax expense for the full year. The estimated annual effective tax rate is principally impacted by the creation of valuation allowances on non-deductible interest expense carryforwards, the global intangible low taxed income inclusion from our wholly-owned U.K. subsidiary, and state and foreign income tax expense.

The total amount of unrecognized tax benefits that, if recognized, may impact the effective tax rate was approximately $49.0 million and $45.0 million as of March 31, 2022 and December 31, 2021, respectively. The amount of accrued interest and penalties payable related to unrecognized tax benefits was $3.8 million and $3.7 million as of March 31, 2022 and December 31, 2021, respectively.

It is reasonably possible that further adjustments to our unrecognized tax benefits may be made within the next twelve months due to audit settlements and regulatory interpretations of existing tax laws. At this time, an estimate of potential change to the amount of unrecognized tax benefits cannot be made.

The benefit for income taxes for the three months ended March 31, 2021 was mainly driven by the pre-tax net loss generated during the quarter and was calculated using the estimated annual effective tax rate of 43.4%. The estimated annual effective tax rate is based on the projected tax expense for the full year. The tax benefit for the three months ended March 31, 2021 is lower than the 21% statutory federal rate due to the impact of the derivative revaluation, which is nondeductible for tax purposes, partially offset by the creation of valuation allowances on non-deductible interest expense carryforwards as well as state income tax and foreign tax expense.

NOTE 10 — Supplemental equity information

Loss per share

The following table sets forth the information to compute basic and diluted loss per share:

	Three months ended March 31,
In thousands, except per share data	2022	2021
Net loss attributable to Gannett	$(2,967)	$(142,316)

Basic weighted average shares outstanding	136,425	134,075
Diluted weighted average shares outstanding	136,425	134,075

Loss per share attributable to Gannett - basic	$(0.02)	$(1.06)
Loss per share attributable to Gannett - diluted	$(0.02)	$(1.06)

The Company excluded the following securities from the computation of diluted income per share because their effect would have been antidilutive:

	Three months ended March 31,
In thousands	2022	2021
Warrants	845	845
Stock options	6,068	6,068
Restricted stock grants (a)	12,403	10,811
2027 Notes (b)	97,057	99,419
(a)Includes Restricted stock awards ("RSAs"), Restricted stock units ("RSUs") and Performance stock units ("PSUs").
(b)Represents the total number of shares that would be convertible at March 31, 2022 and 2021 as stipulated in the 2027 Notes Indenture.

The 2027 Notes may be converted at any time by the holders into cash, shares of the Company’s Common Stock or any combination of cash and Common Stock, at the Company’s election. Conversion of all of the 2027 Notes into Common Stock (assuming the maximum increase in the conversion rate as a result of a Make-Whole Fundamental Change but no other adjustments to the conversion rate), would result in the issuance of an aggregate of 287.2 million shares of Common Stock. The Company has excluded approximately 190.1 million shares from the loss per share calculation, representing the difference between the total number of shares that would be convertible at March 31, 2022 and the total number of shares issuable assuming the maximum increase in the conversion rate.

Share-based compensation

The Company recognized compensation cost for share-based payments of $3.4 million for each of the three months ended March 31, 2022 and 2021.

The total compensation cost not yet recognized related to non-vested awards as of March 31, 2022 was $48.7 million, which is expected to be recognized over a weighted-average period of 2.4 years through September 2024.

Equity awards

During the three months ended March 31, 2022, a total of 5.7 million RSAs were granted. RSAs generally vest 33.3% on the first and second anniversary of the date of grant, and 33.4% on the third anniversary of the date of grant, subject to the participants' continued employment with the Company and the terms of the applicable award agreement. The weighted average grant date fair value of RSAs granted during the three months ended March 31, 2022 was $4.63.

During the three months ended March 31, 2022, a total of 0.3 million PSUs were granted. PSUs are subject to the achievement of certain performance goals over the eligible period. Compensation cost ultimately recognized for these PSUs will equal the grant-date fair market value of the unit that coincides with the actual outcome of the performance conditions. On an interim basis, we record compensation cost based on the expected level of achievement of the performance conditions.

Preferred stock

The Company has authorized 300,000 shares of preferred stock, par value $0.01 per share, issuable in one or more series designated by the Board, of which 150,000 shares have been designated as Series A Junior Participating Preferred Stock, none of which are outstanding. There were no issuances of preferred stock during the three months ended March 31, 2022.

Stock Repurchase Program

On February 1, 2022, the Board of Directors authorized the repurchase of up to $100 million of the Company's Common Stock (the "Stock Repurchase Program"). Repurchases may be made from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 or by means of one or more tender offers, in each case, as permitted by securities laws and other legal requirements. The amount and timing of the purchases will depend on a number of factors including, but not limited to, the price and availability of the Company’s shares, trading volume, capital availability, Company performance and general economic and market conditions. The Stock Repurchase Program may be suspended or discontinued at any time. As of March 31, 2022, there were no repurchases of Common Stock under the Stock Repurchase Program.

Accumulated other comprehensive income (loss)

The following tables summarize the components of, and the changes in, Accumulated other comprehensive income (loss), net of tax for the three months ended March 31, 2022 and 2021:

	Three months ended March 31, 2022			Three months ended March 31, 2021
In thousands	Pension and postretirement plans	Foreign currency translation	Total	Pension and postretirement plans	Foreign currency translation	Total
Beginning balance	$50,870	$9,128	$59,998	$40,441	$9,732	$50,173
Other comprehensive income (loss) before reclassifications	(811)	(7,556)	(8,367)	371	3,037	3,408
Amounts reclassified from accumulated other comprehensive income (loss)(a)(b)	(24)	—	(24)	15	—	15
Net current period other comprehensive income (loss), net of taxes	(835)	(7,556)	(8,391)	386	3,037	3,423
Ending balance	$50,035	$1,572	$51,607	$40,827	$12,769	$53,596
(a)This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost. See Note 7 — Pensions and other postretirement benefit plans.
(b)Amounts reclassified from accumulated other comprehensive loss are recorded net of tax impacts of $8 thousand and $5 thousand for the three months ended March 31, 2022 and 2021, respectively.

NOTE 11 — Commitments, contingencies and other matters

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

NOTE 12 — Segment reporting

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
•Digital Marketing Solutions is comprised of our digital marketing solutions subsidiary, branded LOCALiQ. The results of this segment include Advertising and marketing services revenues through multiple services, including search advertising, display advertising, search optimization, social media, website development, web presence products, customer relationship management, and software-as-a-service solutions.

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

Management considers Adjusted EBITDA and Adjusted EBITDA margin to be important metrics to evaluate and compare the ongoing operating performance of our segments on a consistent basis across reporting periods as they eliminate the effect of items that we do not believe are indicative of each segment's core operating performance.

The following tables present our segment information:

	Three months ended March 31, 2022
In thousands	Publishing	Digital Marketing Solutions	Corporate and other	Intersegment Eliminations	Consolidated
Advertising and marketing services - external sales	$265,405	$109,709	$—	$—	$375,114
Advertising and marketing services - intersegment sales	33,357	—	—	(33,357)	—
Circulation	288,602	—	—	—	288,602
Other	83,055	—	1,306	—	84,361
Total operating revenues	$670,419	$109,709	$1,306	$(33,357)	$748,077

Adjusted EBITDA (non-GAAP basis)	$68,648	$11,180	$(15,657)	$—	$64,171
Adjusted EBITDA margin (non-GAAP basis)	10.2%	10.2%	NM	NM	8.6%
NM indicates not meaningful.

	Three months ended March 31, 2021
In thousands	Publishing	Digital Marketing Solutions	Corporate and other	Intersegment Eliminations	Consolidated
Advertising and marketing services - external sales	$286,454	$101,376	$527	$—	$388,357
Advertising and marketing services - intersegment sales	27,856	—	—	(27,856)	—
Circulation	325,436	—	1	—	325,437
Other	59,839	905	2,546	—	63,290
Total operating revenues	$699,585	$102,281	$3,074	$(27,856)	$777,084

Adjusted EBITDA (non-GAAP basis)	$102,208	$9,172	$(10,915)	$—	$100,465
Adjusted EBITDA margin (non-GAAP basis)	14.6%	9.0%	NM	NM	12.9%
NM indicates not meaningful.

The table below shows the reconciliation of Net loss attributable to Gannett to Adjusted EBITDA and Net loss attributable to Gannett margin to Adjusted EBITDA margin:

	Three months ended March 31,
In thousands	2022	2021
Net loss attributable to Gannett	$(2,967)	$(142,316)
Benefit for income taxes	(7,607)	(9,109)
Interest expense	26,006	39,503
Loss on early extinguishment of debt	2,743	19,401
Non-operating pension income	(18,213)	(23,878)
Loss on convertible notes derivative	—	126,600
Depreciation and amortization	47,783	58,103
Integration and reorganization costs	11,398	13,404
Other operating expenses	1,102	10,576
Asset impairments	854	833
(Gain) loss on sale or disposal of assets, net	(2,804)	4,745
Share-based compensation expense	3,393	3,423
Other Items	2,483	(820)
Adjusted EBITDA (non-GAAP basis)	$64,171	$100,465
Net loss attributable to Gannett margin	(0.4)%	(18.3)%
Adjusted EBITDA margin (non-GAAP basis)	8.6%	12.9%

Asset information by segment is not a key measure of performance used by the CODM function. Accordingly, we have not disclosed asset information by segment. Additionally, equity income in unconsolidated investees, net, interest expense, other non-operating items, net, and provision (benefit) for income taxes, as reported in the condensed consolidated financial statements, are not part of operating income and are primarily recorded at the corporate level.

NOTE 13 — Other supplemental information

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

The following table presents a reconciliation of cash, cash equivalents and restricted cash:

	March 31,
In thousands	2022	2021
Cash and cash equivalents	$152,191	$163,505
Restricted cash included in prepaid expenses and other current assets	1,105	8,999
Restricted cash included in other assets	11,722	23,669
Total cash, cash equivalents and restricted cash	$165,018	$196,173

Supplemental cash flow information

The following table presents supplemental cash flow information, including non-cash investing and financing activities:

	Three months ended March 31,
In thousands	2022	2021
Cash paid for taxes, net of refunds	$846	$(997)
Cash paid for interest	7,531	13,528
Non-cash investing and financing activities:
Accrued capital expenditures	$1,160	$627

Accounts payable and accrued liabilities

A breakout of Accounts payable and accrued liabilities is presented below:

In thousands	March 31, 2022	December 31, 2021
Accounts payable	$138,045	$157,257
Compensation	106,611	107,585
Taxes (primarily property and sales taxes)	19,887	26,042
Benefits	21,052	21,056
Interest	20,193	7,577
Other	40,580	37,497
Accounts payable and accrued liabilities	$346,368	$357,014

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations and quantitative and qualitative disclosures should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission. Management's Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements that reflect our plans, estimates, and beliefs, all of which are based on our current expectations and could be affected by certain uncertainties, risks, and other factors described under Cautionary Note Regarding Forward-Looking Statements, Risk Factors, and elsewhere throughout this Quarterly Report, as well as the factors described in our Annual Report on Form 10-K for the year ended December 31, 2021, and subsequent periodic reports filed with the Securities and Exchange Commission, particularly under "Risk Factors." Our actual results could differ materially from those discussed in the forward-looking statements.

OVERVIEW

We are a subscription-led and digitally-focused media and marketing solutions company committed to empowering communities to thrive. Gannett operates a scalable, data-driven media platform that aligns with consumer and digital marketing trends. We aim to be the premier source for clarity, connections, and solutions within our communities. Our strategy is focused on driving audience growth and engagement by delivering deeper content experiences to our consumers, while offering the products and marketing expertise our advertisers desire. We expect the execution of this strategy to enable us to continue our evolution from a more traditional print media business to a digitally-focused content platform.

Our current portfolio of media assets includes USA TODAY, local media organizations in 45 states in the U.S., and Newsquest, a wholly-owned subsidiary operating in the United Kingdom ("U.K.") with more than 150 local media brands. We also operate a digital marketing solutions company, branded LOCALiQ, which provides a cloud-based platform of products to enable small and medium-sized businesses ("SMBs") to accomplish their marketing goals. In addition, we run what we believe is the largest media-owned events business in the U.S., USA TODAY NETWORK Ventures.

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

Business Trends

We have considered several industry trends when assessing our business strategy:

•Print advertising continues to decline as the audience increasingly moves to digital platforms. We seek to optimize our print operations to efficiently manage for this declining print audience. We are focused on converting a growing digitally-focused audience into digital-only subscribers to our publications.
•SMBs are facing an increasingly complex marketing environment and need to create digital presence to capture audience online. We offer a broad suite of digital marketing services products that offer a single, unified solution to meet their digital marketing needs.
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
•Newsprint availability remains constrained globally due to manufacturing facility closures and ongoing capacity shifts between newsprint and specialty paper grades. Further, supply chain issues have challenged and continue to challenge deliveries, resulting in significant delays, although we do not anticipate that this will impact our print operations. Inflationary pressures, in particular energy and fuel, are increasing the overall cost of newsprint.

Recent Developments

Environmental, Social and Governance Initiatives

As a leading media organization, our longstanding corporate social responsibility position is driven by our deep commitment to our communities. We are dedicated to ensuring that we have mindful and ethical business practices that positively impact our world. In 2021, we formed an executive-led, cross-functional committee to help deepen our commitment to people, planet, and communities through the formalization of an environmental, social and governance ("ESG") strategy. In early 2022, we published our inaugural 2022 ESG report detailing the alignment of our efforts across our company's corporate social responsibility pillars which are people, planet, and communities, with the U.N. Sustainable Development Goals ("SDG"). The 2022 ESG report reflects an important initial step towards providing increased transparency of Gannett's priorities and measured progress.

We selected Reduced Inequalities, Climate Action, and Peace, Justice & Strong Institutions as our key priorities. We aim to contribute to all 17 U.N. SDGs, but have chosen these three as our key priorities for sustainability where we believe Gannett can help make the most significant impact. Each year we plan to update our progress and share more details about how we are working to achieve our goals.

Certain matters affecting comparability

The following items affect period-over-period comparisons and will continue to affect period-over-period comparisons for future results:

Integration and reorganization costs

For the three months ended March 31, 2022, we incurred Integration and reorganization costs of $11.4 million. Of the total costs incurred, $5.4 million were related to severance activities and $6.0 million were related to other costs, including those for the purpose of consolidating operations, mainly related to systems implementation and outsourcing of corporate functions. For the three months ended March 31, 2021, we incurred Integration and reorganization costs of $13.4 million. Of the total costs incurred, $7.1 million were related to severance activities and $6.3 million were related to other costs, including those for the purpose of consolidating operations, mainly related to outsourcing of corporate functions and systems implementation.

For the three months ended March 31, 2022 and 2021, we ceased operations of four and eight printing operations, respectively, as part of the synergy and ongoing cost reduction programs. As a result, we recognized accelerated depreciation of $4.7 million and $9.2 million during the three months ended March 31, 2022 and 2021, respectively.

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

Outlook for 2022

Strategy

Our areas of strategic focus continue to include:

Accelerating digital subscriber growth

The broad reach of our newsroom network, linking leading national journalism at USA TODAY, our local property network in 45 states in the U.S., and Newsquest in the U.K. with more than 150 local media brands, gives us the ability to deepen our relationships with consumers at both the national and local levels. We bring consumers local news and information that impacts their day-to-day lives while keeping them informed of the national events that impact their country. We believe this local content is not readily obtainable elsewhere, and we are able to deliver that content to our customers across multiple print and digital platforms. As such, a key element of our consumer strategy is growing our paid digital-only subscriber base. As part of our digital subscriber growth strategy, we expect to continue to develop and launch new digital subscription offerings tailored to specific topics and audiences and expand the penetration of newer subscription products.

Driving digital marketing services growth by engaging more clients in a subscriber relationship

We are now of significant digital scale, with unique reach at both the national and local community levels. We expect to leverage our integrated sales structure and lead generation strategy to continue to aggressively expand our digital marketing services business into our local markets, both domestically and internationally. Given our extensive client base and volume of digital campaigns, we plan to use data and insights to inform new and dynamic advertising products, such as our "freemium" offering to complement our sales structures, which we believe will deliver superior results.

Optimizing our traditional businesses across print and advertising

We plan to continue to drive the profitability of our traditional print operations through the continued evolution of the core print product, economies of scale, process improvements, and operational focus. We will continue to evolve our business model, evaluating our print portfolio and frequencies in alignment with consumer's habits and moving toward a portfolio of products that are in line with our long-term digital subscription strategies. Print advertising continues to offer a compelling branding opportunity across our network due to our scale and unique reach at both the national and local community levels and we will continue to provide products that best serve our readers' and advertisers' needs.

Prioritizing investments into growth businesses that have significant potential and support our vision

By leveraging our unique footprint, trusted brands, and media reach, we identify, experiment, and invest in potential growth businesses. USA TODAY NETWORK Ventures is a strong example of one such experiment that has grown significantly since its founding in 2015. Through the end of the first quarter of 2022, USA TODAY NETWORK Ventures hosted 25 events and revenues increased 83% compared to the same period in the prior year.

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

Impacts of the COVID-19 pandemic

As a result of the COVID-19 pandemic, we initially experienced a significant decline in Advertising and marketing services revenues, which accelerated the secular declines that we continue to experience. We continue to experience constraints on the sales of single copy newspapers, largely tied to reduced business travel and challenges in permitting and attendance at in-person events. While we have seen COVID-19 related operating trends improve since the second quarter of 2020, which represents the quarter that was most significantly impacted by the pandemic, we expect that the COVID-19 pandemic, and the resulting changes in consumer behavior, will continue to have a slight negative impact on our business and results of operations in the near-term, including lower revenues associated with events and lower sales of single copy newspapers. If the COVID-19 pandemic were to revert to conditions that existed during 2020, including measures to help mitigate and control the spread of the virus, we would expect to experience further negative impacts in Advertising and marketing services revenues and Circulation revenues.

Seasonality

Our revenues are subject to moderate seasonality, due primarily to fluctuations in advertising volumes. Advertising and marketing services revenues for our Publishing segment are typically highest in the fourth quarter, primarily due to fluctuations in advertising volumes tied to the holidays, regional weather and levels of activity in our various markets, some of which have a high degree of seasonal residents and tourists. The volume of advertising sales in any period is also impacted by other external factors such as competitors' pricing, advertisers' decisions to increase or decrease their advertising expenditures in response to anticipated consumer demand, and general economic conditions.

RESULTS OF OPERATIONS

Consolidated Summary

A summary of our consolidated results is presented below:

	Three months ended March 31,
In thousands, except per share amounts			Change
	2022	2021	$	%
Operating revenues:
Local and national print	$102,744	$117,399	(14,655)	(12)%
Classified print	70,774	75,797	(5,023)	(7)%
Print advertising	173,518	193,196	(19,678)	(10)%

Digital media	78,771	80,488	(1,717)	(2)%
Digital marketing services (a)	108,991	101,464	7,527	7%
Digital classified	13,834	13,209	625	5%
Digital advertising and marketing services	201,596	195,161	6,435	3%

Advertising and marketing services	375,114	388,357	(13,243)	(3)%

Print circulation	258,476	302,258	(43,782)	(14)%
Digital-only circulation	30,126	23,179	6,947	30%
Circulation	288,602	325,437	(36,835)	(11)%

Other	84,361	63,290	21,071	33%

Total operating revenues	748,077	777,084	(29,007)	(4)%

Total operating expenses (a)	750,055	769,143	(19,088)	(2)%
Operating income (loss)	(1,978)	7,941	(9,919)	***
Non-operating expenses	8,731	159,751	(151,020)	(95)%
Loss before income taxes	(10,709)	(151,810)	141,101	(93)%
Benefit for income taxes	(7,607)	(9,109)	1,502	(16)%
Net loss	(3,102)	(142,701)	139,599	(98)%
Net loss attributable to noncontrolling interests	(135)	(385)	250	(65)%
Net loss attributable to Gannett	$(2,967)	$(142,316)	$139,349	(98)%

Loss per share attributable to Gannett - basic	$(0.02)	$(1.06)	$1.04	(98)%
Loss per share attributable to Gannett - diluted	$(0.02)	$(1.06)	$1.04	(98)%
(a)     For the three months ended March 31, 2022 and 2021, amounts are net of intersegment eliminations of $33.4 million and $27.9 million, respectively, that represent digital advertising marketing services revenues and expenses associated with products sold by our U.S. local publishing sales teams but fulfilled by our DMS segment. When discussing segment results, these revenues and expenses are presented gross but are eliminated in consolidation.
*** Indicates an absolute value percentage change greater than 100.

Operating revenues

Advertising and marketing services revenues are generated by both the Publishing and Digital Marketing Solutions ("DMS") segments. At the Publishing segment, Advertising and marketing services revenues are generated by the sale of local, national, and classified print advertising products, digital advertising offerings such as digital classified advertisements, digital media such as display advertisements run on our platforms as well as third-party sites, and digital marketing services delivered by our DMS segment. At the DMS segment, Advertising and marketing services revenues are generated through multiple services, including search advertising, display advertising, search optimization, social media, website development, web presence products, customer relationship management, and software-as-a-service solutions.

Circulation revenues, which are generated at the Publishing segment, are derived from home delivery, digital distribution and single copy sales of our publications.

Other revenues, which are primarily generated at the Publishing segment, are derived mainly from commercial printing, distribution arrangements, revenues from our events business, digital content syndication and affiliate revenues and third-party newsprint sales, and to a lesser extent generated at our Corporate and other category, mainly driven by sales of cloud-based products with expert guidance and support.

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

Non-operating (income) expense

Interest expense: For the three months ended March 31, 2022, Interest expense was $26.0 million compared to $39.5 million for the three months ended March 31, 2021. The decrease in interest expense for the three months ended March 31, 2022 compared to the same period in 2021 was mainly due to a lower debt balance and the impact of lower interest rates on our outstanding debt.

Loss on early extinguishment of debt: For the three months ended March 31, 2022, Loss on early extinguishment of debt was $2.7 million compared to $19.4 million for the three months ended March 31, 2021. The decrease in the loss on extinguishment of debt for the three months ended March 31, 2022 compared to the same period in 2021 was mainly due to the payoff of our five-year, senior-secured 11.5% term loan facility with Apollo Capital Management, L.P., in the first quarter of 2021.

Non-operating pension income: For the three months ended March 31, 2022, Non-operating pension income was $18.2 million compared to $23.9 million for the three months ended March 31, 2021. The decrease in non-operating pension income for the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to a decrease in the expected return on plan assets held by the Gannett Retirement Plan, mainly driven by a more conservative asset allocation.

Loss on convertible notes derivative: For the three months ended March 31, 2022, we had no Loss on convertible notes derivative. For the three months ended March 31, 2021, Loss on convertible notes derivative was $126.6 million, reflecting the increase in the fair value of the derivative liability as a result of the increase in our stock price.

Other non-operating income, net: Other non-operating income, net consisted of certain items that fall outside of our normal business operations. For the three months ended March 31, 2022, Other non-operating income, net was $1.8 million compared to $1.9 million for the three months ended March 31, 2021.

Benefit for income taxes

The following table summarizes our pre-tax net loss before income taxes and income tax accounts:

	Three months ended March 31,
In thousands	2022	2021
Loss before income taxes	$(10,709)	$(151,810)
Benefit for income taxes	(7,607)	(9,109)
Effective tax rate	71.0%	6.0%

The benefit for income taxes for the three months ended March 31, 2022 was mainly driven by pre-tax loss and the current year tax benefit from the release of tax reserves, partially offset by the creation of valuation allowances on non-deductible interest expense carryforwards. The provision was calculated using an estimated annual effective tax rate of 41.25%. The estimated annual effective tax rate is based on the projected tax expense for the full year. The estimated annual effective tax rate is principally impacted by the creation of valuation allowances on non-deductible interest expense carryforwards, the global intangible low taxed income inclusion from our wholly-owned U.K. subsidiary, and state and foreign income tax expense.

The benefit for income taxes for the three months ended March 31, 2021 was mainly driven by the pre-tax net loss generated during the quarter and was calculated using the estimated annual effective tax rate of 43.4%. The estimated annual effective tax rate is based on the projected tax expense for the full year. The tax benefit for the three months ended March 31, 2021 is lower than the 21% statutory federal rate due to the impact of the derivative revaluation, which is nondeductible for tax purposes, partially offset by the creation of valuation allowances on non-deductible interest expense carryforwards as well as state income tax and foreign tax expense.
Net loss attributable to Gannett and diluted loss per share attributable to Gannett

For the three months ended March 31, 2022, Net loss attributable to Gannett and diluted loss per share attributable to Gannett were $3.0 million and $0.02, respectively, compared to $142.3 million and $1.06, respectively, for the three months ended March 31, 2021. The change for the three months ended March 31, 2022 compared to the same period in the prior year reflects the various items discussed above.

Segment Results

Publishing segment

A summary of our Publishing segment results is presented below:

	Three months ended March 31,
			Change
In thousands	2022	2021	$	%
Operating revenues:
Advertising and marketing services	$298,762	$314,310	$(15,548)	(5)%
Circulation	288,602	325,436	(36,834)	(11)%
Other	83,055	59,839	23,216	39%
Total operating revenues	670,419	699,585	(29,166)	(4)%
Operating expenses:
Operating costs	426,116	431,801	(5,685)	(1)%
Selling, general and administrative expenses	176,932	166,203	10,729	6%
Depreciation and amortization	37,431	46,387	(8,956)	(19)%
Integration and reorganization costs	5,721	7,326	(1,605)	(22)%
Asset impairments	854	833	21	3%
(Gain) loss on sale or disposal of assets, net	(2,968)	4,680	(7,648)	***
Other operating expenses	741	—	741	***
Total operating expenses	644,827	657,230	(12,403)	(2)%
Operating income	$25,592	$42,355	$(16,763)	(40)%
*** Indicates an absolute value percentage change greater than 100.

Operating revenues

The following table provides the breakout of Operating revenues by category:

	Three months ended March 31,
			Change
In thousands	2022	2021	$	%
Local and national print	$102,744	$117,399	$(14,655)	(12)%
Classified print	70,774	75,797	(5,023)	(7)%
Print advertising	173,518	193,196	(19,678)	(10)%

Digital media	78,771	79,557	(786)	(1)%
Digital marketing services	32,639	28,353	4,286	15%
Digital classified	13,834	13,204	630	5%
Digital advertising and marketing services	125,244	121,114	4,130	3%

Advertising and marketing services	298,762	314,310	(15,548)	(5)%

Print circulation	258,476	302,257	(43,781)	(14)%
Digital-only circulation	30,126	23,179	6,947	30%
Circulation	288,602	325,436	(36,834)	(11)%

Other	83,055	59,839	23,216	39%

Total operating revenues	$670,419	$699,585	$(29,166)	(4)%

The overall decline in Print advertising revenues for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was driven by secular industry trends impacting all categories. For the three months ended March 31, 2022, Local and national print advertising revenues decreased compared to the three months ended March 31, 2021, primarily due to a decrease in advertiser inserts as well as the absence of $5.7 million of revenues in the first quarter of 2022 associated with both businesses divested and non-core products which were sunset in 2021. For the three months ended March 31, 2022, Classified print advertising revenues decreased compared to the three months ended March 31, 2021, due to lower spend on classified advertisements, including obituaries, real estate, and automotive.

The increase in Digital marketing services revenues for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was due to an increase client counts as well as an increase in client spend. The increase in Digital classified revenues for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was due to higher client spend, mainly driven by automotive and employment advertisements. These increases were partially offset by a decrease in Digital media revenues for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, due to changes in monetization with our sports affiliates as well as lower page views related to increased subscriber-only content, secular trends in news consumption and divestitures.

For the three months ended March 31, 2022, Print circulation revenues decreased compared to the three months ended March 31, 2021, due to a reduction in the volume of home delivery subscribers and a decline in single copy sales reflecting the overall secular trends impacting the industry. For the three months ended March 31, 2022, Digital-only circulation revenues increased compared to the three months ended March 31, 2021, driven by an increase of 44% in paid digital-only subscribers, including those subscribers on introductory subscription offers, to approximately 1.75 million compared to the same period in the prior year, partially offset by lower average revenue per user, which we define as monthly revenue divided by client count within the period.

For the three months ended March 31, 2022, Other revenues increased compared to the three months ended March 31, 2021, primarily due to commercial print growth in local markets, an increase in digital content syndication volume and other digital revenues, and an increase in event revenues as we hosted more in-person events with increased attendance as compared to the same period in the prior year, where our ability to host in-person events was more significantly impacted by the COVID-19 pandemic.

Operating expenses

For the three months ended March 31, 2022, Operating costs decreased $5.7 million compared to the three months ended March 31, 2021. The following table provides the breakout of the decrease in Operating costs:

	Three months ended March 31,
			Change
In thousands	2022	2021	$	%
Newsprint and ink	$34,632	$28,271	$6,361	23%
Distribution	102,398	96,105	6,293	7%
Compensation and benefits	140,129	147,118	(6,989)	(5)%
Outside services	82,784	68,764	14,020	20%
Other	66,173	91,543	(25,370)	(28)%
Total operating costs	$426,116	$431,801	$(5,685)	(1)%

For the three months ended March 31, 2022, Newsprint and ink costs increased compared to the three months ended March 31, 2021, primarily due to an increase in newsprint prices and growth in our commercial print business, partially offset by the decline in volume of home delivery and single copy sales.

For the three months ended March 31, 2022, Distribution costs increased compared to the three months ended March 31, 2021, primarily due to an increase in commercial print and delivery activity and an increase in third party distribution costs, partially offset by lower delivery and postage costs, primarily related to the decline in volume of home delivery and single copy sales.

For the three months ended March 31, 2022, Compensation and benefits costs decreased compared to the three months ended March 31, 2021, primarily due to lower benefit costs, including medical, partially offset by an increase in employer 401(k) matching contributions, which were reinstated during the third quarter of 2021.

For the three months ended March 31, 2022, Outside services costs, which include outside printing, professional services fulfilled by third parties, paid search and ad serving, feature services, and credit card fees, increased compared to the three months ended March 31, 2021, primarily due to higher costs associated with the increase in Digital marketing services revenues, including paid search fees, as well as an increase in costs related to events.

For the three months ended March 31, 2022, Other costs, which primarily include travel and facility and equipment costs, decreased compared to the three months ended March 31, 2021, due to a reduction in costs associated with cost containment initiatives.

For the three months ended March 31, 2022, Selling, general and administrative expenses increased by $10.7 million compared to the three months ended March 31, 2021. The following table provides the breakout of the increase in Selling, general and administrative expenses:

	Three months ended March 31,
			Change
In thousands	2022	2021	$	%
Compensation and benefits	$86,866	$89,710	$(2,844)	(3)%
Outside services and other	90,066	76,493	13,573	18%
Total Selling, general and administrative expenses	$176,932	$166,203	$10,729	6%

For the three months ended March 31, 2022, Compensation and benefits costs decreased compared to the three months ended March 31, 2021, primarily due to lower benefit costs, including medical, partially offset by an increase in employer 401(k) matching contributions, which were reinstated during the third quarter of 2021.

For the three months ended March 31, 2022, Outside services and other costs, which include services fulfilled by third parties, increased compared to the three months ended March 31, 2021, due to an increase in marketing and acquisition costs associated with growing subscribers, as well as higher professional services costs associated with advertising operations and client success.

For the three months ended March 31, 2022, Depreciation and amortization expenses decreased compared to the three months ended March 31, 2021, reflecting the impact of the closure and consolidation of print facilities, as well as lower accelerated depreciation due to a decrease in the number of print facilities closed in the first quarter of 2022 compared to the same period in the prior year.

For the three months ended March 31, 2022, Integration and reorganization costs decreased compared to the three months ended March 31, 2021, due to a decrease in severance costs of $1.6 million, driven by a decline in facility consolidation activities compared to the same period in the prior year.

For the three months ended March 31, 2022, the increase in the Gain on sale or disposal of assets, net compared to the three months ended March 31, 2021 was due to net gains recognized on the sale of various assets in connection with our plan to monetize non-core assets in the current period compared to net losses in the same period in the prior year.

Publishing segment Adjusted EBITDA

	Three months ended March 31,
			Change
In thousands	2022	2021	$	%
Net income attributable to Gannett	$42,814	$66,224	$(23,410)	(35)%
Non-operating pension income	(18,213)	(23,878)	5,665	(24)%
Depreciation and amortization	37,431	46,387	(8,956)	(19)%
Integration and reorganization costs	5,721	7,326	(1,605)	(22)%
Other operating expenses	741	—	741	***
Asset impairments	854	833	21	3%
(Gain) loss on sale or disposal of assets, net	(2,968)	4,680	(7,648)	***
Other items	2,268	636	1,632	***
Adjusted EBITDA (non-GAAP basis)	$68,648	$102,208	$(33,560)	(33)%
Net income attributable to Gannett margin	6.4%	9.5%
Adjusted EBITDA margin (non-GAAP basis)(a)(b)	10.2%	14.6%
*** Indicates an absolute value percentage change greater than 100.
(a)See "Non-GAAP Financial Measures" below for additional information about non-GAAP measures.
(b)We define Adjusted EBITDA margin as Adjusted EBITDA divided by total Operating revenues.

For the three months ended March 31, 2022, the decrease in Adjusted EBITDA compared to the three months ended March 31, 2021 was primarily attributable to the changes discussed above.

Digital Marketing Solutions segment

A summary of our Digital Marketing Solutions segment results is presented below:

	Three months ended March 31,
			Change
In thousands	2022	2021	$	%
Operating revenues:
Advertising and marketing services	$109,709	$101,376	$8,333	8%
Other	—	905	(905)	(100)%
Total operating revenues	109,709	102,281	7,428	7%
Operating expenses:
Operating costs	76,331	69,278	7,053	10%
Selling, general and administrative expenses	22,198	23,831	(1,633)	(7)%
Depreciation and amortization	6,458	7,829	(1,371)	(18)%
Integration and reorganization costs	151	166	(15)	(9)%
Loss on sale or disposal of assets, net	157	—	157	***
Total operating expenses	105,295	101,104	4,191	4%
Operating income	$4,414	$1,177	$3,237	***
*** Indicates an absolute value percentage change greater than 100.

Operating revenues

For the three months ended March 31, 2022, Advertising and marketing services revenues increased compared to the three months ended March 31, 2021, primarily driven by growth in the core direct business as well as a growth in revenues associated with local markets, partially offset by the impact of the sunset of non-core products.

Operating expenses

For the three months ended March 31, 2022, Operating costs increased $7.1 million compared to the three months ended March 31, 2021. The following table provides the breakout of the increase in Operating costs:

	Three months ended March 31,
			Change
In thousands	2022	2021	$	%
Outside services	$66,227	$58,691	$7,536	13%
Compensation and benefits	7,875	8,135	(260)	(3)%
Other	2,229	2,452	(223)	(9)%
Total operating costs	$76,331	$69,278	$7,053	10%

For the three months ended March 31, 2022, Outside services costs, which includes professional services fulfilled by third parties, media fees and other digital costs, paid search and ad serving and feature services, increased compared to the three months ended March 31, 2021, due to an increase in expenses associated with third-party media fees, driven by a corresponding increase in revenues.

For the three months ended March 31, 2022, Selling, general and administrative expenses decreased $1.6 million compared to the three months ended March 31, 2021. The following table provides the breakout of the decrease in Selling, general and administrative expenses:

	Three months ended March 31,
			Change
In thousands	2022	2021	$	%
Compensation and benefits	$18,598	$18,062	$536	3%
Outside services and other	3,600	5,769	(2,169)	(38)%
Total Selling, general and administrative expenses	$22,198	$23,831	$(1,633)	(7)%

For the three months ended March 31, 2022, Outside services and other costs decreased compared to the three months ended March 31, 2021, due to a decrease in various miscellaneous expenses, including lower software costs and lower bad debt expense.

For the three months ended March 31, 2022, Depreciation and amortization expense decreased compared to the three months ended March 31, 2021, primarily due to the impact of capitalized software fully amortized in the third quarter of 2021.

Digital Marketing Solutions segment Adjusted EBITDA

	Three months ended March 31,
			Change
In thousands	2022	2021	$	%
Net income attributable to Gannett	$5,257	$1,081	$4,176	***
Depreciation and amortization	6,458	7,829	(1,371)	(18)%
Integration and reorganization costs	151	166	(15)	(9)%
Loss on sale or disposal of assets, net	157	—	157	***
Other items	(843)	96	(939)	***
Adjusted EBITDA (non-GAAP basis)	$11,180	$9,172	$2,008	22%
Net income attributable to Gannett margin	4.8%	1.1%
Adjusted EBITDA margin (non-GAAP basis)(a)(b)	10.2%	9.0%
*** Indicates an absolute value percentage change greater than 100.
(a)See "Non-GAAP Financial Measures" below for additional information about non-GAAP measures.
(b)We define Adjusted EBITDA margin as Adjusted EBITDA divided by total Operating revenues.

For the three months ended March 31, 2022, the increase in Adjusted EBITDA compared to the three months ended March 31, 2021 was primarily attributable to the changes discussed above.

Corporate and other category

For the three months ended March 31, 2022, Corporate and other operating revenues were $1.3 million compared to $3.1 million for the three months ended March 31, 2021.

For the three months ended March 31, 2022, Corporate and other operating expenses decreased $5.4 million compared to the three months ended March 31, 2021. The following table provides the breakout of the decrease in Corporate and other operating expenses:

	Three months ended March 31,
			Change
In thousands	2022	2021	$	%
Operating costs	$795	$3,956	$(3,161)	(80)%
Selling, general and administrative expenses	22,707	14,269	8,438	59%
Depreciation and amortization	3,894	3,887	7	—%
Integration and reorganization costs	5,526	5,912	(386)	(7)%
Loss on sale or disposal of assets, net	7	65	(58)	(89)%
Other operating expenses	361	10,576	(10,215)	(97)%
Total operating expenses	$33,290	$38,665	$(5,375)	(14)%

For the three months ended March 31, 2022, Corporate and other operating expenses decreased compared to the three months ended March 31, 2021, primarily due to a decrease in Other operating expenses, driven by the absence of $10.2 million of third-party fees expensed during the three months ended March 31, 2021 and a decrease in Operating costs, mainly due to lower compensation costs, partially offset by an increase in Selling, general and administrative expenses as the prior period was positively impacted by cost containment initiatives and a decrease in discretionary spending.

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

Details of our cash flows are included in the table below:

	Three months ended March 31,
In thousands	2022	2021
Cash provided by operating activities	$32,429	$61,316
Cash provided by (used for) investing activities	(6,220)	2,516
Cash used for financing activities	(3,818)	(74,699)
Effect of currency exchange rate change on cash	(992)	314
Increase (decrease) in cash, cash equivalents and restricted cash	$21,399	$(10,553)

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

Our cash flow provided by operating activities was $32.4 million for the three months ended March 31, 2022, compared to $61.3 million for the three months ended March 31, 2021. The decrease in cash flow provided by operating activities was primarily due to lower cash receipts related to deferred revenues of $30.3 million, a decrease in accounts payable of $29.2 million and an increase in taxes paid, net of refunds, of $1.8 million, partially offset by lower severance payments of $10.3 million, a decrease in interest paid on debt of $6.0 million and a decrease in contributions to our pension and other postretirement benefit plans of $15.6 million.

Cash flows provided by (used for) investing activities: Cash flows used for investing activities was $6.2 million for the three months ended March 31, 2022, compared to cash flows provided by investing activities of $2.5 million for the three months ended March 31, 2021. The change was primarily due to payments for acquisitions, net of cash acquired, of $15.4 million and an increase in purchases of property, plant and equipment of $3.2 million, offset by an increase in proceeds from the sale of real estate and other assets of $10.3 million.

Cash flows used for financing activities: Cash flows used for financing activities was $3.8 million for the three months ended March 31, 2022, compared to $74.7 million for the three months ended March 31, 2021. The decrease was primarily due to lower repayments, net under term loans of $63.3 million and a $33.5 million decrease in payments related to deferred financing costs, partially offset by repayments of $22.5 million related to the 2026 Senior Notes.

Debt

New Senior Secured Term Loan

On October 15, 2021, Gannett Holdings LLC ("Gannett Holdings"), our wholly-owned subsidiary, entered into a five-year senior secured term loan facility in an aggregate principal amount of $516.0 million (the "New Senior Secured Term Loan") with Citibank N.A., as collateral agent and administrative agent for the lenders. On January 31, 2022, Gannett Holdings entered into an amendment (the "Term Loan Amendment") to its New Senior Secured Term Loan to provide for new incremental senior secured term loans (the "Incremental Term Loans") in an aggregate principal amount of $50 million. The Incremental Term Loans have substantially identical terms as the New Senior Secured Term Loan and are treated as a single tranche with the New Senior Secured Term Loan. The Term Loan Amendment also amended the New Senior Secured Term Loan to transition the interest rate base from LIBOR to Adjusted Term SOFR and to permit the repurchase of up to $50 million of the Company's common stock, par value $0.01 per share ("Common Stock") under the Stock Repurchase Program (defined below in Note 10 — Supplemental equity information) consummated on or prior to December 31, 2022, in addition to capacity for Gannett Holdings to make restricted payments, including stock repurchases, currently permitted under other provisions of the New Senior Secured Term Loan and our other debt facilities, including the 2026 Senior Secured Notes Indenture and the 2027 Notes Indenture (terms defined below). On March 21, 2022, Gannett Holdings entered into an amendment (the "Second Term Loan Amendment") to its New Senior Secured Term Loan to provide for incremental senior secured term loans in an aggregate principal amount of $22.5 million.

The New Senior Secured Term Loan bears interest at a per annum rate equal to Adjusted Term SOFR (which shall not be less than 0.50% per annum) plus a margin of 5.00% or an alternate base rate (which shall not be less than 1.50% per annum) plus a margin equal to 4.00%. Loans under the New Senior Secured Term Loan may be prepaid, at the option of Gannett

Holdings, at any time without premium, except a premium equal to 1.00% of the aggregate principal amount of the loans being repaid in connection with certain refinancing or repricing events that reduce the all-in yield applicable to the loans and occur on or before October 15, 2022. In addition, we are required to repay the New Senior Secured Term Loan from time to time with (i) the proceeds of non-ordinary course asset sales and casualty and condemnation events, (ii) the proceeds of indebtedness not permitted under the New Senior Secured Term Loan, and (iii) the aggregate amount of cash and cash equivalents on hand at the Company and its restricted subsidiaries in excess of $100 million at the end of each fiscal year. The New Senior Secured Term Loan amortizes in equal quarterly installments, beginning June 30, 2022, at a rate equal to 10.00% per annum (or, if the ratio of debt secured on an equal basis with the New Senior Secured Term Loan less unrestricted cash of the Company and its restricted subsidiaries to Consolidated EBITDA (as such terms are defined in the New Senior Secured Term Loan ) (such ratio, the "First Lien Net Leverage Ratio"), for the most recently ended period of four consecutive fiscal quarters is equal to or less than 1.20 to 1.00, 5.00% per annum). All obligations under the New Senior Secured Term Loan are secured by all or substantially all of the assets of the Company and the wholly-owned domestic subsidiaries of the Company (the "New Senior Secured Term Loan Guarantors"). The obligations of Gannett Holdings under the New Senior Secured Term Loan are guaranteed on a senior secured basis by the Company and the New Senior Secured Term Loan Guarantors.

The New Senior Secured Term Loan contains usual and customary covenants for credit facilities of this type, including a requirement to have minimum unrestricted cash of $30 million as of the last day of each fiscal quarter, and restricts, among other things, our ability to incur debt, grant liens, sell assets, and make investments and pay dividends, in each case with customary exceptions, including an exception that permits dividends and repurchases of outstanding junior debt or equity in (i) an amount of up to $25 million per fiscal quarter if the First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 2.00 to 1.00, (ii) an amount of up to $50 million per fiscal quarter if the First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 1.50 to 1.00, and (iii) an unlimited amount if First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 1.00 to 1.00. As of March 31, 2022, we were in compliance with all of the covenants and obligations under the New Senior Secured Term Loan.

For the three months ended March 31, 2022, we recognized interest expense of $6.9 million, paid interest expense of $6.9 million and recognized amortization of original issue discount and deferred financing costs of $0.9 million and $0.2 million, respectively, under the New Senior Secured Term Loan. Additionally, during the three months ended March 31, 2022, we recognized losses on early extinguishment of debt of approximately $1.4 million related to the write-off of original issue discount and deferred financing costs as a result of early prepayments on the New Senior Secured Term Loan.

For the three months ended March 31, 2022, we made prepayments, inclusive of both mandatory and optional prepayments, totaling $48.0 million, which were classified as financing activities in the condensed consolidated statements of cash flows. As of March 31, 2022, the effective interest rate for the New Senior Secured Term Loan was 6.3%.

Senior Secured Notes due 2026

On October 15, 2021, Gannett Holdings completed a private offering of $400 million aggregate principal amount of 6.00% first lien notes due November 1, 2026 (the "2026 Senior Notes"). The 2026 Senior Notes were issued pursuant to an indenture, dated October 15, 2021 (the "2026 Senior Notes Indenture") among Gannett Holdings, the Company, the guarantors from time to time party thereto (the "2026 Senior Notes Guarantors"), U.S. Bank National Association, as trustee, and U.S. Bank National Association, as collateral agent, registrar, paying agent and authenticating agent.

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

The 2026 Senior Notes are unconditionally guaranteed, jointly and severally, on a senior secured basis by the 2026 Senior Notes Guarantors. The 2026 Senior Notes and such guarantees are secured on a first-priority basis by the collateral, consisting of substantially all of the assets of Gannett Holdings and the 2026 Senior Notes Guarantors, subject to certain intercreditor arrangements.

The 2026 Senior Notes Indenture limits our and our restricted subsidiaries’ ability to, among other things, make investments, loans, advances, guarantees and acquisitions; incur or guarantee additional debt and issue certain disqualified equity interests and preferred stock; make certain restricted payments, including a limit on dividends on equity securities or payments to redeem, repurchase or retire equity securities or other indebtedness; dispose of assets; create liens on assets to secure debt; engage in transactions with affiliates; enter into certain restrictive agreements; and consolidate, merge, sell or otherwise dispose of all or substantially all of their or a 2026 Senior Notes Guarantor’s assets. These covenants are subject to a number of limitations and exceptions. The 2026 Senior Notes Indenture also contains customary events of default.

The unamortized original issue discount and unamortized deferred financing costs will be amortized over the remaining contractual life of the 2026 Senior Notes. For the three months ended March 31, 2022, the Company recognized interest expense of $6.0 million, paid interest expense of $0.6 million and recognized amortization of $1.3 million of deferred financing costs in connection with the 2026 Senior Notes. As of March 31, 2022, the effective interest rate on the 2026 Senior Notes was 7.3%.

In March 2022, we entered into a privately negotiated agreement with certain holders of our 2026 Senior Notes and repurchased $22.5 million principal of our outstanding 2026 Senior Notes in exchange for $22.5 million of New Senior Secured Term Loans (discussed above). The repurchase was treated as an extinguishment of a portion of the 2026 Senior Notes and as a result, for the three months ended March 31, 2022, the Company recognized losses on early extinguishment of debt of approximately $1.3 million related to the write-off of deferred financing costs.

Senior Secured Convertible Notes due 2027

We issued $497.1 million in aggregate principal amount of 6.0% Senior Secured Convertible Notes due 2027 (the "2027 Notes") pursuant to an Indenture dated as of November 17, 2020, as amended by the First Supplemental Indenture dated as of December 21, 2020 and the Second Supplemental Indenture dated as of February 9, 2021 (collectively, the "2027 Notes Indenture"), between the Company and U.S. Bank National Association, as trustee.

In connection with the issuance of the 2027 Notes, we entered into an Investor Agreement (the "Investor Agreement") with the holders of the 2027 Notes (the "Holders") establishing certain terms and conditions concerning the rights and restrictions on the Holders with respect to the Holders' ownership of the 2027 Notes. We also entered into an amendment to the Registration Rights Agreement dated November 19, 2019, with FIG LLC, our former manager.

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

The conversion rate is subject to customary adjustment provisions as provided in the 2027 Notes Indenture. In addition, the conversion rate will be subject to adjustment in the event of any issuance or sale of Common Stock (or securities convertible into Common Stock) at a price equal to or less than the Conversion Price in order to ensure that following such issuance or sale, the 2027 Notes would be convertible into approximately 42% (adjusted for repurchases and certain other events that reduce the outstanding amount of the 2027 Notes) of the Common Stock after giving effect to such issuance or sale (assuming the initial principal amount of the 2027 Notes remains outstanding). After giving effect to the repurchase of $11.8 million in aggregate principal outstanding of the 2027 Notes during the year ended December 31, 2021, such percentage is approximately 41%.

Upon the occurrence of a "Make-Whole Fundamental Change" (as defined in the 2027 Notes Indenture), we will in certain circumstances increase the conversion rate for a specified period of time. If a "Fundamental Change" (as defined in the 2027 Notes Indenture) occurs, we will be required to offer to repurchase the 2027 Notes at a repurchase price of 110% of the principal amount thereof.

Holders of the 2027 Notes will have the right to put up to approximately $100 million of the 2027 Notes at par on or after the date that is 91 days after the maturity date of the New Senior Secured Term Loan.

Under the 2027 Notes Indenture, we can only pay cash dividends up to an agreed-upon amount, provided the ratio of consolidated debt to EBITDA (as such terms are defined in the 2027 Notes Indenture) does not exceed a specified ratio. In addition, the 2027 Notes Indenture provides that, at any time that our Total Gross Leverage Ratio (as defined in the 2027 Notes Indenture) exceeds 1.5 and we approve the declaration of a dividend, we must offer to purchase a principal amount of 2027 Notes equal to the proposed amount of the dividend.

Until the four-year anniversary of the issuance date, we will have the right to redeem for cash up to approximately $99.4 million of the 2027 Notes at a redemption price of 130% of the principal amount thereof, with such amount reduced ratably by any principal amount of 2027 Notes that has been converted by the holders or redeemed or purchased by us.

The 2027 Notes are guaranteed by Gannett Holdings and any subsidiaries of the Company that guarantee the New Senior Secured Term Loan. The 2027 Notes are secured by the same collateral that secures the New Senior Secured Term Loan. The 2027 Notes rank as senior secured debt of the Company and are secured by a second priority lien on the same collateral package that secured the indebtedness incurred in connection with the New Senior Secured Term Loan.

The 2027 Notes Indenture includes affirmative and negative covenants, including limitations on liens, indebtedness, dispositions, loan, advances and investors, sale and leaseback transactions, restricted payments, transactions with affiliates, restrictions on dividends and other payment restrictions affecting restricted subsidiaries, negative pledges and modifications to certain agreements. The 2027 Notes Indenture also requires that we maintain, as of the last day of each fiscal quarter, at least $30.0 million of Qualified Cash (as defined in the 2027 Notes Indenture). The 2027 Notes Indenture includes customary events of default.

For the three months ended March 31, 2022 and 2021, the Company recognized amortization of the original issue discount of $2.9 million and $2.3 million, respectively, and for the three months ended March 31, 2022, recorded amortization of deferred financing costs of $0.1 million in connection with the 2027 Notes. Amortization of deferred financing costs related to the 2027 Notes was immaterial for the three months ended March 31, 2021. In addition, for the three months ended March 31, 2022 and 2021, the Company recognized interest expense of $7.2 million and $7.5 million, respectively, in connection with the 2027 Notes. The effective interest rate on the liability component of the 2027 Notes was 10.5% as of both March 31, 2022 and 2021.

For the three months ended March 31, 2022, no shares were issued upon conversion, exercise, or satisfaction of the required conditions. Refer to Note 10 — Supplemental equity information for details on the convertible debt's impact to diluted earnings per share under the if-converted method.

Senior Convertible Notes due 2024

The $3.3 million principal value of the remaining 4.75% convertible senior notes due 2024 (the "2024 Notes") outstanding is reported as convertible debt in the condensed consolidated balance sheets. As of March 31, 2022, the effective interest rate on the 2024 Notes was 6.05%.

Additional information

We continue to evaluate our results of operations, liquidity and cash flows, and as part of these measures, we have taken steps to manage cash outflow by rationalizing expenses and implementing various cost containment initiatives. We do not presently pay a quarterly dividend and have no current intention to reinstate the dividend. In addition, the terms of our indebtedness, including our credit facility, the New Senior Secured Term Loan, the 2026 Senior Secured Notes Indenture and the 2027 Notes Indenture have terms that restrict our ability to pay dividends.

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

We expect our capital expenditures for the remainder of 2022 to total approximately $35.5 million. These capital expenditures are anticipated to be primarily comprised of projects related to digital product development, costs associated with our print and technology systems, and system upgrades.

Our leverage may adversely affect our business and financial performance and restricts our operating flexibility. The level of our indebtedness and our ongoing cash flow requirements may expose us to a risk that a substantial decrease in operating cash flows due to, among other things, continued or additional adverse economic developments or adverse developments in our business, could make it difficult for us to meet the financial and operating covenants contained in our New Senior Secured Term Loan, the 2026 Senior Notes, and the 2027 Notes. In addition, our leverage may limit cash flow available for general corporate purposes such as capital expenditures and our flexibility to react to competitive, technological, and other changes in our industry and economic conditions generally.

Although we currently forecast sufficient liquidity, a resurgence of the COVID-19 pandemic and related counter-measures could have a material adverse impact on our liquidity and our ability to meet our ongoing obligations, including obligations under the New Senior Secured Term Loan, the 2026 Senior Notes, and the 2027 Notes. The Company continues to closely monitor the COVID-19 pandemic and will continue to take the steps necessary to appropriately manage liquidity.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

See our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for a discussion of our critical accounting policies and use of estimates. There have been no material changes to our critical accounting policies and use of estimates discussed in such report.

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

The table below shows the reconciliation of Net loss attributable to Gannett to Adjusted EBITDA and Net loss attributable to Gannett margin to Adjusted EBITDA margin:

	Three months ended March 31,
In thousands	2022	2021
Net loss attributable to Gannett	$(2,967)	$(142,316)
Benefit for income taxes	(7,607)	(9,109)
Interest expense	26,006	39,503
Loss on early extinguishment of debt	2,743	19,401
Non-operating pension income	(18,213)	(23,878)
Loss on convertible notes derivative	—	126,600
Depreciation and amortization	47,783	58,103
Integration and reorganization costs	11,398	13,404
Other operating expenses	1,102	10,576
Asset impairments	854	833
(Gain) loss on sale or disposal of assets, net	(2,804)	4,745
Share-based compensation expense	3,393	3,423
Other Items	2,483	(820)
Adjusted EBITDA (non-GAAP basis)	$64,171	$100,465
Net loss attributable to Gannett margin	(0.4)%	(18.3)%
Adjusted EBITDA margin (non-GAAP basis)	8.6%	12.9%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes during the quarter ended March 31, 2022, to the information disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risks of our Form 10-K for the fiscal year ended December 31, 2021.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during first quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding legal proceedings may be found in Note 11 — Commitments, contingencies and other matters, of the notes to the Condensed consolidated financial statements, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors described in Part I, Item 1A, Risk Factors of our Form 10-K for the fiscal year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

This item is not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description	Location
4.1	Fourth Supplemental Indenture, dated as of January 31, 2022, by and among Gannett Co., Inc., the Subsidiary Guarantors party thereto, U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed February 4, 2022.
10.1	Amendment No. 1, dated as of January 31, 2022, to the First Lien Credit Agreement, by and among Gannett Co., Inc., Gannett Holdings LLC, the Guarantors from time to time party thereto, the lenders from time to time party thereto, and Citibank, N.A., as collateral agent and administrative agent.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 4, 2022.
10.2	Form of Gannett Co., Inc. Employee Performance Restricted Stock Unit Grant Agreement.*	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(d) of the Securities Exchange Act of 1934.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(d) of the Securities Exchange Act of 1934.	Filed herewith.
32.1	Section 1350 Certification of Principal Executive Officer.	Furnished herewith.
32.2	Section 1350 Certification of Principal Financial Officer.	Furnished herewith.
101
The following financial information from Gannett Co., Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income; (iii) Condensed Consolidated Statements of Cash Flow; (iv) Condensed Consolidated Statements of Equity; and (v) Notes to Condensed Consolidated Financial Statements
Attached.
104	Cover Page Interactive Data File (formatted as Inline XBRL and embedded within the Inline XBRL document)	Attached.

* Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2022	GANNETT CO., INC.

/s/ Douglas E. Horne
Douglas E. Horne
Chief Financial Officer and Chief Accounting Officer
(On behalf of the Registrant and as principal financial and principal accounting officer)