Form 10-Q
period 2022-06-30
Gannett Co., Inc.
filed 2022-08-04
CIK 1579684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 1, 2022, 146,677,527 shares of the registrant's Common Stock were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our current views regarding, among other things, our future growth, results of operations, performance, business prospects and opportunities, and our environmental, social and governance goals, and are not statements of historical fact. Words such as "anticipate(s)," "expect(s)," "intend(s)," "plan(s)," "project(s)," "believe(s)," "forecast," "will," "aim," "would," "may," "seek(s)," "estimate(s)" and similar expressions are intended to identify such forward-looking statements.

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

•General economic and market conditions, including inflation and interest rates;
•Global hostilities and any resulting effects and uncertainties;
•The competitive environment in which we operate;
•Risks and uncertainties associated with the COVID-19 pandemic;
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

INDEX TO GANNETT CO., INC.
Q2 2022 FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GANNETT CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share data	June 30, 2022	December 31, 2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$87,331	$130,756
Accounts receivable, net of allowance for doubtful accounts of $11,967 and $16,470 as of June 30, 2022 and December 31, 2021, respectively	289,813	328,733
Inventories	34,981	37,662
Prepaid expenses and other current assets	75,392	80,110
Total current assets	487,517	577,261
Property, plant and equipment, net of accumulated depreciation of $359,248 and $336,500 as of June 30, 2022 and December 31, 2021, respectively	372,375	415,384
Operating lease assets	257,361	271,935
Goodwill	540,491	533,709
Intangible assets, net	666,678	713,153
Deferred tax assets	—	32,399
Pension and other assets	329,228	284,228
Total assets	$2,653,650	$2,828,069

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$320,699	$357,014
Deferred revenue	174,112	184,838
Current portion of long-term debt	60,846	69,456
Other current liabilities	49,699	51,218
Total current liabilities	605,356	662,526
Long-term debt	760,954	769,446
Convertible debt	399,319	393,354
Deferred tax liabilities	10,702	28,812
Pension and other postretirement benefit obligations	67,554	71,937
Long-term operating lease liabilities	242,262	254,969
Other long-term liabilities	109,595	117,410
Total noncurrent liabilities	1,590,386	1,635,928
Total liabilities	2,195,742	2,298,454
Commitments and contingent liabilities (See Note 11)
Equity
Preferred stock, $0.01 par value per share, 300,000 shares authorized, of which 150,000 shares are designated as Series A Junior Participating Preferred Stock, none of which were issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value per share, 2,000,000,000 shares authorized, 152,597,534 shares issued and 146,787,563 shares outstanding at June 30, 2022; 144,667,389 shares issued and 142,299,399 shares outstanding at December 31, 2021	1,526	1,446
Treasury stock, at cost, 5,809,971 shares and 2,367,990 shares at June 30, 2022 and December 31, 2021, respectively	(14,700)	(8,151)
Additional paid-in capital	1,402,652	1,400,206
Accumulated deficit	(978,054)	(921,399)
Accumulated other comprehensive income	46,747	59,998
Total Gannett stockholders equity	458,171	532,100
Noncontrolling interests	(263)	(2,485)
Total equity	457,908	529,615
Total liabilities and equity	$2,653,650	$2,828,069
The accompanying notes are an integral part of these condensed consolidated financial statements.

GANNETT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
In thousands, except per share amounts	2022	2021	2022	2021
Advertising and marketing services	$383,609	$420,110	$758,723	$808,467
Circulation	274,624	310,259	563,226	635,696
Other	90,427	73,906	174,788	137,196
Total operating revenues	748,660	804,275	1,496,737	1,581,359
Operating costs	476,002	473,172	945,887	950,970
Selling, general and administrative expenses	227,836	222,904	449,673	426,588
Depreciation and amortization	49,530	48,242	97,313	106,345
Integration and reorganization costs	15,745	8,444	27,143	21,848
Asset impairments	85	—	939	833
Loss (gain) on sale or disposal of assets, net	372	5,294	(2,432)	10,039
Other operating expenses	314	774	1,416	11,350
Total operating expenses	769,884	758,830	1,519,939	1,527,973
Operating income (loss)	(21,224)	45,445	(23,202)	53,386
Interest expense	26,084	35,264	52,090	74,767
Loss on early extinguishment of debt	749	2,834	3,492	22,235
Non-operating pension income	(18,160)	(23,906)	(36,373)	(47,784)
Loss on convertible notes derivative	—	—	—	126,600
Other non-operating expense (income), net	1,645	(1,148)	(160)	(3,023)
Non-operating expenses	10,318	13,044	19,049	172,795
Income (loss) before income taxes	(31,542)	32,401	(42,251)	(119,409)
Provision for income taxes	22,158	17,692	14,551	8,583
Net income (loss)	(53,700)	14,709	(56,802)	(127,992)
Net loss attributable to noncontrolling interests(a)	(12)	(406)	(147)	(791)
Net income (loss) attributable to Gannett	$(53,688)	$15,115	$(56,655)	$(127,201)

Income (loss) per share attributable to Gannett - basic	$(0.39)	$0.11	$(0.41)	$(0.95)
Income (loss) per share attributable to Gannett - diluted	$(0.39)	$0.10	$(0.41)	$(0.95)

Other comprehensive income (loss):
Foreign currency translation adjustments	$(15,648)	$1,750	$(23,204)	$4,787
Pension and other postretirement benefit items:
Net actuarial gain (loss)	12,786	(1,426)	10,990	(300)
Amortization of net actuarial (gain) loss	(217)	(5)	(249)	15
Other	1,469	(292)	2,005	(846)
Total pension and other postretirement benefit items	14,038	(1,723)	12,746	(1,131)
Other comprehensive income (loss) before tax	(1,610)	27	(10,458)	3,656
Income tax expense (benefit) related to components of other comprehensive income (loss)	3,250	(390)	2,793	(184)
Other comprehensive income (loss), net of tax	(4,860)	417	(13,251)	3,840
Comprehensive income (loss)	(58,560)	15,126	(70,053)	(124,152)
Comprehensive loss attributable to noncontrolling interests(a)	(12)	(406)	(147)	(791)
Comprehensive income (loss) attributable to Gannett	$(58,548)	$15,532	$(69,906)	$(123,361)
(a)     For the three and six months ended June 30, 2022, there were no redeemable noncontrolling interests included in Net loss attributable to noncontrolling interests. For the three and six months ended June 30, 2021, Net loss attributable to noncontrolling interests included $0.4 million and $0.8 million, respectively, relating to redeemable noncontrolling interests.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GANNETT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
In thousands	2022	2021
Operating activities
Net loss	$(56,802)	$(127,992)
Adjustments to reconcile net loss to operating cash flows:
Depreciation and amortization	97,313	106,345
Share-based compensation expense	8,778	9,202
Non-cash interest expense	10,641	11,531
Loss (gain) on sale or disposal of assets, net	(2,432)	10,039
Loss on convertible notes derivative	—	126,600
Loss on early extinguishment of debt	3,492	22,235
Asset impairments	939	833
Pension and other postretirement benefit obligations	(51,353)	(78,038)
Change in other assets and liabilities, net	(8,888)	11,832
Cash provided by operating activities	1,688	92,587
Investing activities
Acquisitions, net of cash acquired	(15,432)	—
Purchase of property, plant and equipment	(23,292)	(15,821)
Proceeds from sale of real estate and other assets	29,623	23,341
Change in other investing activities	(548)	(335)
Cash provided by (used for) investing activities	(9,649)	7,185
Financing activities
Payments of deferred financing costs	(957)	(33,921)
Borrowings under term loans	80,000	1,045,000
Repayments under term loans	(74,879)	(1,129,605)
Repayments of long-term debt	(30,000)	—
Acquisition of noncontrolling interests	(2,050)	—
Treasury stock	(6,529)	(2,030)
Changes in other financing activities	(632)	(423)
Cash used for financing activities	(35,047)	(120,979)
Effect of currency exchange rate change on cash	(1,140)	625
Decrease in cash, cash equivalents and restricted cash	(44,148)	(20,582)
Cash, cash equivalents and restricted cash at beginning of period	143,619	206,726
Cash, cash equivalents and restricted cash at end of period	$99,471	$186,144
The accompanying notes are an integral part of these condensed consolidated financial statements.

GANNETT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three months ended June 30, 2022
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Treasury stock		Non-controlling interest(a)
In thousands	Shares	Amount				Shares	Amount		Total
Balance at March 31, 2022	151,017	$1,510	$1,397,516	$51,607	$(924,366)	3,188	$(11,290)	$(251)	$514,726
Net loss attributable to Gannett	—	—	—	—	(53,688)	—	—	(12)	(53,700)
Restricted stock awards settled, net of withholdings	—	—	(18)	—	—	—	—	—	(18)
Restricted share grants	1,303	13	(13)	—	—	—	—	—	—
Other comprehensive loss, net(b)	—	—	—	(4,860)	—	—	—	—	(4,860)
Share-based compensation expense	—	—	5,385	—	—	—	—	—	5,385
Issuance of common stock	278	3	23	—	—	—	—	—	26
Treasury stock	—	—	—	—	—	863	(3,391)	—	(3,391)
Restricted share forfeiture	—	—	—	—	—	1,759	(19)	—	(19)
Other activity	—	—	(241)	—	—	—	—	—	(241)
Balance at June 30, 2022	152,598	$1,526	$1,402,652	$46,747	$(978,054)	5,810	$(14,700)	$(263)	$457,908

	Three months ended June 30, 2021
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Treasury stock		Non-controlling interest(a)
In thousands	Shares	Amount				Shares	Amount		Total
Balance at March 31, 2021	144,444	$1,444	$1,421,977	$53,596	$(928,753)	1,902	$(6,612)	$—	$541,652
Net income attributable to Gannett	—	—	—	—	15,115	—	—	—	15,115
Restricted stock awards settled, net of withholdings	5	—	(11)	—	—	—	—	—	(11)
Equity component - 2027 Notes	—	—	(32,534)	—	—	—	—	—	(32,534)
Other comprehensive income, net(b)	—	—	—	417	—	—	—	—	417
Share-based compensation expense	—	—	5,779	—	—	—	—	—	5,779
Issuance of common stock	190	2	—	—	—	—	—	—	2
Treasury stock	—	—	—	—	—	63	(323)	—	(323)
Restricted share forfeiture	—	—	—	—	—	50	—	—	—
Other activity	—	—	(20)	—	—	—	—	—	(20)
Balance at June 30, 2021	144,639	$1,446	$1,395,191	$54,013	$(913,638)	2,015	$(6,935)	$—	$530,077
(a) Excludes Redeemable noncontrolling interests which are reflected in temporary equity.
(b) For the three months ended June 30, 2022 and 2021, Other comprehensive income is net of income tax provision of $3.3 million and income tax benefit of $0.4 million, respectively.

GANNETT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - CONTINUED
(Unaudited)

	Six months ended June 30, 2022
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Treasury stock		Non-controlling interest(a)
In thousands	Shares	Amount				Shares	Amount		Total
Balance at December 31, 2021	144,667	$1,446	$1,400,206	$59,998	$(921,399)	2,368	$(8,151)	$(2,485)	$529,615
Net loss attributable to Gannett	—	—	—	—	(56,655)	—	—	(147)	(56,802)
Acquisition of noncontrolling interests	—	—	(4,419)	—	—	—	—	2,369	(2,050)
Restricted stock awards settled, net of withholdings	615	7	(1,559)	—	—	—	—	—	(1,552)
Restricted share grants	7,031	70	(70)	—	—	—	—	—	—
Other comprehensive loss, net(c)	—	—	—	(13,251)	—	—	—	—	(13,251)
Share-based compensation expense	—	—	8,778	—	—	—	—	—	8,778
Issuance of common stock	285	3	85	—	—	—	—	—	88
Treasury stock	—	—	—	—	—	1,555	(6,529)	—	(6,529)
Restricted share forfeiture	—	—	—	—	—	1,887	(20)	—	(20)
Other activity	—	—	(369)	—	—	—	—	—	(369)
Balance at June 30, 2022	152,598	$1,526	$1,402,652	$46,747	$(978,054)	5,810	$(14,700)	$(263)	$457,908

	Six months ended June 30, 2021
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Treasury stock		Non-controlling interest(a)
In thousands	Shares	Amount				Shares	Amount		Total
Balance at December 30, 2020	139,495	$1,395	$1,103,881	$50,173	$(786,437)	1,392	$(4,903)	$—	$364,109
Net loss attributable to Gannett	—	—	—	—	(127,201)	—	—	—	(127,201)
Restricted stock awards settled, net of withholdings	1,062	10	(1,906)	—	—	—	—	—	(1,896)
Restricted share grants	3,878	39	(39)	—	—	—	—	—	—
Equity component - 2027 Notes	—	—	283,718	—	—	—	—	—	283,718
Other comprehensive income, net(c)	—	—	—	3,840	—	—	—	—	3,840
Share-based compensation expense	—	—	9,202	—	—	—	—	—	9,202
Issuance of common stock	204	2	61	—	—	—	—	—	63
Remeasurement of redeemable noncontrolling interests	—	—	126	—	—	—	—	—	126
Treasury stock	—	—	—	—	—	393	(2,030)	—	(2,030)
Restricted share forfeiture	—	—	—	—	—	230	(2)	—	(2)
Other activity	—	—	148	—	—	—	—	—	148
Balance at June 30, 2021	144,639	$1,446	$1,395,191	$54,013	$(913,638)	2,015	$(6,935)	$—	$530,077
(a) Excludes Redeemable noncontrolling interests which are reflected in temporary equity.
(c) For the six months ended June 30, 2022 and 2021, Other comprehensive income is net of income tax provision of $2.8 million and income tax benefit of $0.2 million, respectively.

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

On June 1, 2022, the Company announced a strategic organizational restructuring, which centralized the operations within each of its U.S. operating business units, Gannett Media and Digital Marketing Solutions ("DMS"). This change did not have any impact on segment reporting. However, the Company's historical Publishing segment will be referred to as Gannett Media moving forward. The Gannett Media reportable segment is an aggregation of two operating segments: Domestic Gannett Media (formerly referred to as Domestic Publishing) and Newsquest (formerly referred to as U.K. Publishing).

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

Through USA TODAY, our local property network, and Newsquest, we deliver high-quality, trusted content with a commitment to balanced, unbiased journalism, where and when consumers want to engage with it on virtually any device or platform. Additionally, the Company has strong relationships with hundreds of thousands of local and national businesses in both our U.S. and U.K. markets due to our large local and national sales forces and a robust advertising and marketing solutions product suite. The Company reports in two segments, Gannett Media and DMS. We also have a Corporate and other category that includes activities not directly attributable to a specific reportable segment and includes broad corporate functions such as legal, human resources, accounting, analytics, finance, and marketing. A full description of our reportable segments is included in Note 12 — Segment reporting in the notes to the condensed consolidated financial statements.

Impacts of the COVID-19 pandemic

As a result of the COVID-19 pandemic, we initially experienced a significant decline in Advertising and marketing services revenues, which accelerated the secular declines that we continue to experience. We continue to experience constraints on the sales of single copy newspapers, largely tied to reduced business travel. While COVID-19 related operating trends have improved since the second quarter of 2020, which represents the quarter that was most significantly impacted by the pandemic, we expect that the COVID-19 pandemic, and the resulting changes in consumer behavior, will continue to have a negative impact on our business and results of operations in the near-term, including lower revenues and attendance associated with events as compared to pre-COVID-19 pandemic levels and lower sales of single copy newspapers. If the COVID-19 pandemic were to revert to conditions that existed during 2020, including measures to help mitigate and control the spread of the virus, we would expect to experience further negative impacts in Advertising and marketing services revenues and Circulation revenues.

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

Recent accounting pronouncements adopted

Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity

In August 2020, the Financial Accounting Standards Board (the "FASB") issued new guidance, ASU 2020-06, that simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. In addition to eliminating certain accounting models, the guidance amends the disclosures for convertible instruments and earnings-per-share guidance. It also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. This guidance is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the accounting for the Company's $497.1 million in aggregate principal amount of 6.0% Senior Secured Convertible Notes due 2027 issued by the Company on November 17, 2020 (the "2027 Notes"), or the condensed consolidated financial statements.

Reference Rate Reform

In March 2020, the FASB issued guidance, ASU 2020-04, that provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference the London Inter-bank Offered Rate ("LIBOR"). ASU 2020-04 is effective prospectively for all entities through December 31, 2022, when the reference rate replacement activity is expected to have been completed. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During Q1 2022, the Company applied the optional expedient for contract modifications to the amendment of its five-year senior secured term loan facility in an aggregate principal amount of $516.0 million (the "New Senior Secured Term Loan") with Citibank N.A., as collateral agent and administrative agent for the lenders. The adoption of this guidance did not have a material impact on the condensed consolidated financial statements.

Disclosures by Business Entities about Government Assistance

In November 2021, the FASB issued new guidance, ASU 2021-10, that requires annual disclosures for transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy, including: (i) information about the nature of the transactions and related accounting policy used to account for the transactions; (ii) the line items on the condensed consolidated balance sheets and condensed consolidated statements of operations and comprehensive income (loss) affected by these transactions, including amounts applicable to each line; and (iii) significant terms and conditions of the transactions, including commitments and contingencies. The adoption of this guidance did not have a material impact on the condensed consolidated financial statements.

Accounting for Contract Assets and Contract Liabilities from Contracts with Customers in a Business Combination

In October 2021, the FASB issued new guidance, ASU 2021-08, that requires an acquirer to recognize and measure certain contract assets and contract liabilities in a business combination in accordance with ASC 606, "Revenue from Contracts with Customers", rather than at fair value on the acquisition date as required under current U.S. GAAP. This guidance is effective for fiscal years beginning after December 15, 2022, with early adoption permitted, including interim periods within those fiscal years. The early adoption of this guidance effective January 1, 2022 did not have a material impact on the condensed consolidated financial statements.

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

The Company’s condensed consolidated statements of operations and comprehensive income (loss) present revenues disaggregated by revenue type. Sales taxes and other usage-based taxes are excluded from revenues. The following table presents our revenues disaggregated by source:

	Three months ended June 30,		Six months ended June 30,
In thousands	2022	2021	2022	2021
Print advertising	$173,453	$200,925	$346,971	$394,121
Digital advertising and marketing services	210,156	219,185	411,752	414,346
Total advertising and marketing services	383,609	420,110	758,723	808,467
Circulation	274,624	310,259	563,226	635,696
Other	90,427	73,906	174,788	137,196
Total revenues	$748,660	$804,275	$1,496,737	$1,581,359

For the three and six months ended June 30, 2022, revenues generated from international locations were approximately 9.8% and 9.3% of total revenues, respectively. For the three and six months ended June 30, 2021, revenues generated from international locations were approximately 7.9% and 7.7% of total revenues, respectively.

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

The following table presents changes in the deferred revenues balance by type of revenues:

	Six months ended June 30, 2022			Six months ended June 30, 2021
In thousands	Advertising, marketing services, and other	Circulation	Total	Advertising, marketing services, and other	Circulation	Total
Beginning balance	$60,665	$124,173	$184,838	$51,686	$134,321	$186,007
Acquisition	—	2,388	2,388	—	—	—
Cash receipts	140,331	489,333	629,664	132,167	512,262	644,429
Revenue recognized	(149,353)	(493,425)	(642,778)	(130,545)	(515,272)	(645,817)
Ending balance	$51,643	$122,469	$174,112	$53,308	$131,311	$184,619

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

The following table presents changes in the allowance for doubtful accounts:

	Six months ended June 30,
In thousands	2022	2021
Beginning balance	$16,470	$20,843
Current period provision	1,629	681
Write-offs charged against the allowance	(8,503)	(5,943)
Recoveries of amounts previously written-off	1,994	2,296
Other	377	78
Ending balance	$11,967	$17,955

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

For the three and six months ended June 30, 2022, the Company recorded $4.0 million and $1.6 million in bad debt expense, respectively. For the three and six months ended June 30, 2021, the Company recorded $2.9 million and $0.7 million in bad debt expense, respectively. Bad debt expense is included in Selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss). For both the three months and six months ended June 30, 2022, the Company recorded an increase in bad debt expense due to increased write-offs and reserves associated with circulation revenue in the second quarter of 2022.

NOTE 4 — Goodwill and intangible assets

Goodwill and intangible assets consisted of the following:

	June 30, 2022			December 31, 2021
In thousands	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets:
Advertiser relationships	$453,993	$174,834	$279,159	$453,038	$153,988	$299,050
Other customer relationships	102,437	40,662	61,775	102,486	35,237	67,249
Subscriber relationships	253,798	114,555	139,243	254,162	99,905	154,257
Other intangible assets	68,780	50,752	18,028	68,690	44,291	24,399
Sub-total	$879,008	$380,803	$498,205	$878,376	$333,421	$544,955
Indefinite-lived intangible assets:
Mastheads			168,473			168,198
Total intangible assets			$666,678			$713,153

Goodwill			$540,491			$533,709

Consistent with the Company’s past practice, the Company performed its annual goodwill and indefinite-lived intangible impairment assessment in the second quarter of 2022 with the assistance of third-party valuation specialists. Within the impairment analyses performed, the Company considered the current and expected future economic and market conditions and the impact on the fair value of each of the reporting units. The most significant assumptions utilized in the determination of the estimated fair values included revenue and cash flow projections, discount rates and long-term growth rates. The long-term growth rates are dependent on various factors and could be adversely impacted by a sustained decrease in overall market growth rates, the competitive environment, and relative currency exchange rates, and could be adversely impacted by a sustained increase in inflation, all of which the Company considered in determining the long-term growth rates used in the analysis, which ranged from 0.0% to 3.0%. The discount rate, which is consistent with a weighted average cost of capital that is likely to be expected by a market participant, is based upon industry required rates of return, including consideration of both debt and equity components of the capital structure. The discount rate may be impacted by adverse changes in the macroeconomic environment and volatility in the equity and debt markets. The Company considered these factors in determining the discount rates used in the analysis, which ranged from 13.0% to 17.0%.

For goodwill, the Company determined the fair value of each reporting unit using a combination of a discounted cash flow analysis and a market-based approach. During the second quarter of 2022, the Company compared the fair value of each reporting unit to its carrying amount, which resulted in the fair value of all the reporting units being in excess of their carrying values. While the fair value of all reporting units exceeded their respective carrying values at June 30, 2022, the excess amount of fair value over carrying value for our Domestic Gannett Media reporting unit decreased from 126% during the 2021 annual impairment test to 22% during the 2022 annual impairment test.

For mastheads, the Company applied a "relief from royalty" approach, a discounted cash flow model, reflecting current assumptions, to fair value of the indefinite-lived intangible assets. During the second quarter of 2022, the Company compared the fair value of each indefinite-lived intangible asset to its carrying amount, which resulted in the fair value of each indefinite-lived intangible asset being in excess of its carrying value.

In addition to the annual impairment test, the Company is required to regularly assess whether a triggering event has occurred under ASC 360. As of June 30, 2022, the Company performed an interim review of its long-lived asset groups under ASC 360 and it was determined that no impairment was present.

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

Severance-related expenses
The Company recorded severance-related expenses by segment as follows:

	Three months ended June 30,		Six months ended June 30,
In thousands	2022	2021	2022	2021
Gannett Media	$10,595	$1,405	$15,772	$8,184
Digital Marketing Solutions	140	(24)	149	(81)
Corporate and other	902	(252)	1,076	123
Total	$11,637	$1,129	$16,997	$8,226

A rollforward of the accrued severance and related costs included in Accounts payable and accrued expenses on the condensed consolidated balance sheets for the six months ended June 30, 2022 is as follows:

In thousands	Severance and related costs
Beginning balance	$12,558
Restructuring provision included in integration and reorganization costs	16,997
Cash payments	(13,124)
Ending balance	$16,431

The restructuring reserve balance is expected to be paid out over the next twelve months.

Facility consolidation and other restructuring-related expenses

Facility consolidation and other restructuring-related expenses represent costs for consolidating operations, systems implementation, and outsourcing of corporate functions. The Company recorded facility consolidation charges and other restructuring-related costs by segment as follows:

	Three months ended June 30,		Six months ended June 30,
In thousands	2022	2021	2022	2021
Gannett Media	$446	$(1,602)	$990	$(1,055)
Digital Marketing Solutions	153	228	295	451
Corporate and other	3,509	8,689	8,861	14,226
Total	$4,108	$7,315	$10,146	$13,622

Accelerated depreciation

The Company incurred accelerated depreciation, a component of Depreciation and amortization expense in the condensed consolidated statements of operations and comprehensive income (loss) related to the shortened useful life of assets due to the closing of print facilities and sale of property primarily at the Gannett Media segment, of $5.5 million and $1.1 million for the three months ended June 30, 2022 and 2021, respectively, and $10.2 million and $10.3 million for the six months ended June 30, 2022 and 2021, respectively.

NOTE 6 — Debt

The Company's debt consisted of the following:

	June 30, 2022				December 31, 2021
(in millions)	Principal balance	Unamortized original issue discount	Unamortized deferred financing costs	Carrying value	Principal balance	Unamortized original issue discount	Unamortized deferred financing costs	Carrying value
New Senior Secured Term Loan	$485.2	$(10.9)	$(2.3)	$472.0	$480.1	$(14.1)	$(2.7)	$463.3
2026 Senior Notes	370.0	(11.3)	(8.9)	349.8	400.0	(13.7)	(10.7)	375.6
2027 Notes	485.3	(87.4)	(1.9)	396.0	485.3	(93.2)	(2.0)	390.1
2024 Notes	3.3	—	—	3.3	3.3	—	—	3.3
Total debt	$1,343.8	$(109.6)	$(13.1)	$1,221.1	$1,368.7	$(121.0)	$(15.4)	$1,232.3
Less: Current portion of long-term debt	$(60.8)	$—	$—	$(60.8)	$(69.5)	$—	$—	$(69.5)
Non-current portion of long-term debt	$1,283.0	$(109.6)	$(13.1)	$1,160.3	$1,299.2	$(121.0)	$(15.4)	$1,162.8

New Senior Secured Term Loan

On October 15, 2021, Gannett Holdings LLC ("Gannett Holdings"), a wholly-owned subsidiary of the Company, entered into the New Senior Secured Term Loan with Citibank N.A., as collateral agent and administrative agent for the lenders. On January 31, 2022, Gannett Holdings entered into an amendment (the "Term Loan Amendment") to its New Senior Secured Term Loan to provide for new incremental senior secured term loans (the "Incremental Term Loans") in an aggregate principal amount of $50 million. The Incremental Term Loans have substantially identical terms as the New Senior Secured Term Loan and are treated as a single tranche with the New Senior Secured Term Loan. The Term Loan Amendment also amended the New Senior Secured Term Loan to transition the interest rate base from LIBOR to Adjusted Term SOFR and to permit the repurchase of up to $50 million of the Company's common stock, par value $0.01 per share ("Common Stock") under the Stock Repurchase Program (defined below in Note 10 — Supplemental equity information) consummated on or prior to December 31, 2022, in addition to capacity for Gannett Holdings to make restricted payments, including stock repurchases, currently permitted under other provisions of the New Senior Secured Term Loan and our other debt facilities, including the 2026 Senior Secured Notes Indenture and the 2027 Notes Indenture (terms defined below). On March 21, 2022 and April 8, 2022, Gannett Holdings entered into amendments to its New Senior Secured Term Loan to provide for incremental senior secured term loans in an aggregate principal amount of $22.5 million and $7.5 million, respectively.

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

The New Senior Secured Term Loan contains usual and customary covenants for credit facilities of this type, including a requirement to have minimum unrestricted cash of $30 million as of the last day of each fiscal quarter, and restricts, among other things, our ability to incur debt, grant liens, sell assets, and make investments and pay dividends, in each case with customary exceptions, including an exception that permits dividends and repurchases of outstanding junior debt or equity in (i) an amount of up to $25 million per fiscal quarter if the First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 2.00 to 1.00, (ii) an amount of up to $50 million per fiscal quarter if the First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 1.50 to 1.00, and (iii) an unlimited amount if First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 1.00 to 1.00. As of June 30, 2022, the Company was in compliance with all of the covenants and obligations under the New Senior Secured Term Loan.

The New Senior Secured Term Loan was recorded at carrying value, which approximates fair value in the condensed consolidated balance sheets and was classified as Level 2.

For the three and six months ended June 30, 2022, the Company recognized interest expense of $7.5 million and $14.4 million, respectively, and paid interest expense of $7.5 million and $14.4 million, respectively. For the three and six months ended June 30, 2022, the Company recognized amortization of original issue discount of $0.9 million and $1.8 million, respectively, and amortization of deferred financing costs of $0.2 million and $0.4 million, respectively. Additionally, during the three and six months ended June 30, 2022, the Company recognized losses on early extinguishment of debt of approximately $0.4 million and $1.8 million, respectively, related to the write-off of original issue discount and deferred financing costs as a result of early prepayments on the New Senior Secured Term Loan.

For the three and six months ended June 30, 2022, the Company made prepayments, inclusive of both mandatory and optional prepayments, totaling $26.9 million and $74.9 million, respectively, which were classified as financing activities in the condensed consolidated statements of cash flows. As of June 30, 2022, the effective interest rate for the New Senior Secured Term Loan was 6.3%.

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

The unamortized deferred financing costs will be amortized over the remaining contractual life of the 2026 Senior Notes. For the three and six months ended June 30, 2022, the Company recognized interest expense of $5.5 million and $11.5 million, respectively, and paid interest expense of $12.3 million and $12.9 million, respectively. For the three and six months ended June 30, 2022, the Company recognized amortization of original issue discount of $0.7 million and $1.4 million, respectively, and amortization of deferred financing costs of $0.5 million and $1.1 million, respectively, in connection with the 2026 Senior Notes. As of June 30, 2022, the effective interest rate on the 2026 Senior Notes was 7.3%.

In March and April 2022, the Company entered into privately negotiated agreements with certain holders of our 2026 Senior Notes and repurchased $22.5 million and $7.5 million, respectively, of principal of our outstanding 2026 Senior Notes in exchange for $22.5 million and $7.5 million, respectively, of New Senior Secured Term Loans (discussed above). The repurchases were treated as an extinguishment of a portion of the 2026 Senior Notes and as a result, for the three and six months ended June 30, 2022, the Company recognized losses on early extinguishment of debt of approximately $0.4 million and $1.7 million, respectively, related to the write-off of deferred financing costs.

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

The 2027 Notes has two components: (i) a debt component, and (ii) an equity component. The debt component of the 2027 Notes is classified as Level 2 because it is measured at fair value using commonly accepted valuation methodologies and indirectly observable, market-based risk measurements and historical data, and a review of prices and terms available for similar debt instruments that do not contain a conversion feature. The fair value of the equity component is classified as Level 3 because it is measured at fair value using a binomial lattice model using assumptions based on market information and historical data, and significant unobservable inputs. As of June 30, 2022 and December 31, 2021, the amount of the conversion feature recorded in Additional paid-in capital was $279.6 million.

For the three and six months ended June 30, 2022, the Company recognized interest expense of $7.3 million and $14.5 million, respectively, and paid interest expense of $14.6 million for both the three and six months ended June 30, 2022. For the three and six months ended June 30, 2021, the Company recognized interest expense of $7.4 million and $14.9 million, respectively, and paid interest expense of $16.1 million for both the three and six months ended June 30, 2021. In addition, during the three and six months ended June 30, 2022, the Company recognized amortization of the original issue discount of $2.9 million and $5.8 million, respectively, and amortization of deferred financing costs related to the 2027 Notes was immaterial for the three and six months ended June 30, 2022. For the three and six months ended June 30, 2021, the Company recognized amortization of original issue discount of $2.8 million and $5.1 million, respectively, and amortization of deferred financing costs related to the 2027 Notes was immaterial for the three and six months ended June 30, 2021. The effective interest rate on the liability component of the 2027 Notes was 10.5% as of both June 30, 2022 and 2021.

For the six months ended June 30, 2022, no shares were issued upon conversion, exercise, or satisfaction of the required conditions. Refer to Note 10 — Supplemental equity information for details on the convertible debt's impact to diluted earnings per share under the if-converted method.

Senior Convertible Notes due 2024

The $3.3 million principal value of the remaining 4.75% convertible senior notes due 2024 (the "2024 Notes") outstanding is reported as convertible debt in the condensed consolidated balance sheets. As of June 30, 2022, the effective interest rate on the 2024 Notes was 6.05%.

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

Retirement plan costs include the following components:

	Pension benefits		Postretirement benefits
	Three months ended June 30,		Three months ended June 30,
In thousands	2022	2021	2022	2021
Operating expenses:
Service cost - benefits earned during the period	$434	$469	$23	$13
Non-operating expenses:
Interest cost on benefit obligation	18,132	17,106	434	401
Expected return on plan assets	(36,509)	(41,408)	—	—
Amortization of actuarial loss (gain)	25	42	(242)	(47)
Total non-operating (benefit) expenses	$(18,352)	$(24,260)	$192	$354
Total expense (benefit) for retirement plans	$(17,918)	$(23,791)	$215	$367

	Pension benefits		Postretirement benefits
	Six months ended June 30,		Six months ended June 30,
In thousands	2022	2021	2022	2021
Operating expenses:
Service cost - benefits earned during the period	$909	$980	$38	$44
Non-operating expenses:
Interest cost on benefit obligation	36,781	34,137	885	902
Expected return on plan assets	(73,790)	(82,838)	—	—
Amortization of actuarial loss (gain)	45	77	(294)	(62)
Total non-operating (benefit) expenses	$(36,964)	$(48,624)	$591	$840
Total expense (benefit) for retirement plans	$(36,055)	$(47,644)	$629	$884

During the six months ended June 30, 2022, we contributed $13.0 million and $2.9 million to our pension and other postretirement plans, respectively. Additionally, in response to the COVID-19 pandemic, our GR Plan in the U.S. has deferred certain contractual contributions and negotiated a contribution payment plan of $5.0 million per quarter starting December 31, 2020 through the end of September 30, 2022.

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

As of June 30, 2022 and December 31, 2021, assets and liabilities recorded at fair value and measured on a recurring basis primarily consist of pension plan assets. As permitted by U.S. GAAP, we use net asset values ("NAV") as a practical expedient to determine the fair value of certain investments. These investments measured at NAV have not been classified in the fair value hierarchy.

Refer to Note 6 — Debt for additional discussion regarding fair value of the New Senior Secured Term Loan, the 2026 Senior Notes, the 2027 Notes and the 2024 Notes.

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). Assets held for sale (Level 3) are measured on a nonrecurring basis and are evaluated using executed purchase agreements, letters of intent or third-party valuation analyses when certain circumstances arise. Assets held for sale totaled $1.1 million and $3.5 million as of June 30, 2022 and December 31, 2021, respectively. The Company performs its annual goodwill and indefinite-lived intangible impairment assessment during the second quarter of the year. Any resulting asset impairment would require that the asset be recorded at its fair value. The resulting fair value measurements of the assets are considered to be Level 3 measurements. Refer to Note 4 — Goodwill and intangible assets for additional discussion regarding the annual impairment assessment.

NOTE 9 — Income taxes

The following table outlines our pre-tax net loss and income tax amounts:

	Three months ended June 30,		Six months ended June 30,
In thousands	2022	2021	2022	2021
Income (loss) before income taxes	$(31,542)	$32,401	$(42,251)	$(119,409)
Provision for income taxes	22,158	17,692	14,551	8,583
Effective tax rate	(70.3)%	54.6%	(34.4)%	(7.2)%

The provision for income taxes is calculated by applying the estimated annual effective tax rate for the year to the current period income or loss before tax plus the tax effect of any significant or unusual items, discrete events, or changes in tax law.

The provision for income taxes for the three months ended June 30, 2022 was mainly driven by the valuation allowances on non-deductible interest expense carryforwards, the change in the estimated annual effective tax rate as a result of the change in the net income before tax forecast in the second quarter of 2022, and the global intangible low taxed income inclusion from our wholly owned U.K subsidiary. The provision was calculated using an estimated annual effective tax rate of negative 43.30%. The estimated annual effective tax rate is principally impacted by the valuation allowances on non-deductible interest expense carryforwards, the pre-tax book loss benefit, the global intangible low taxed income inclusion, and state and foreign income tax expense.

The provision for income taxes for the six months ended June 30, 2022 was mainly driven by the valuation allowances on non-deductible interest expense carryforwards, pre-tax loss benefit, and the global intangible low taxed income inclusion.

The total amount of unrecognized tax benefits that, if recognized, may impact the effective tax rate was approximately $46.5 million and $45.0 million as of June 30, 2022 and December 31, 2021, respectively. The amount of accrued interest and penalties payable related to unrecognized tax benefits was $4.0 million and $3.7 million as of June 30, 2022 and December 31, 2021, respectively.

It is reasonably possible that further adjustments to our unrecognized tax benefits may be made within the next twelve months due to audit settlements and regulatory interpretations of existing tax laws. At this time, an estimate of potential change to the amount of unrecognized tax benefits cannot be made.

The provision for income taxes for the three months ended June 30, 2021 was mainly driven by the pre-tax income and was impacted by the creation of valuation allowances on non-deductible interest expense carryforwards in combination with the U.K. enacted legislation to increase the statutory tax rate from 19% to 25%, effective April 1, 2023. While the U.K. corporate tax rate change does not impact 2021 or 2022 tax filings, the rate change impacts the tax effected value of the U.K. deferred tax liabilities. The provision was calculated using the estimated annual effective tax rate of 49.6%. The estimated annual effective tax rate is based on a projected tax expense for the full year.

The provision for income taxes for the six months ended June 30, 2021 was mainly driven by the pre-tax net loss generated during the first quarter of 2021. The tax provision was also impacted by the derivative revaluation, which is nondeductible for tax purposes, partially offset by the creation of valuation allowances on non-deductible interest expense carryforwards as well as state income tax and foreign tax expense.

NOTE 10 — Supplemental equity information

Income (loss) per share

The following table sets forth the information to compute basic and diluted income (loss) per share:

	Three months ended June 30,		Six months ended June 30,
In thousands, except per share data	2022	2021	2022	2021
Net income (loss) attributable to Gannett	$(53,688)	$15,115	$(56,655)	$(127,201)
Interest adjustment to Net income (loss) attributable to Gannett related to assumed conversions of the 2027 Notes, net of taxes	—	7,470	—	—
Net income (loss) attributable to Gannett for diluted earnings per share	$(53,688)	$22,585	$(56,655)	$(127,201)

Basic weighted average shares outstanding	137,132	134,744	136,781	134,411
Effect of dilutive securities:
Restricted stock grants	—	3,350	—	—
2027 Notes	—	99,419	—	—
Diluted weighted average shares outstanding	137,132	237,513	136,781	134,411

Income (loss) per share attributable to Gannett - basic	$(0.39)	$0.11	$(0.41)	$(0.95)
Income (loss) per share attributable to Gannett - diluted	$(0.39)	$0.10	$(0.41)	$(0.95)

The Company excluded the following securities from the computation of diluted income (loss) per share because their effect would have been antidilutive:

	Three months ended June 30,		Six months ended June 30,
In thousands	2022	2021	2022	2021
Warrants	845	845	845	845
Stock options	6,068	6,068	6,068	6,068
Restricted stock grants (a)	11,789	46	11,789	10,577
2027 Notes (b)	97,057	—	97,057	99,419
(a)Includes Restricted stock awards ("RSAs"), Restricted stock units ("RSUs") and Performance stock units ("PSUs").
(b)Represents the total number of shares that would be convertible at June 30, 2022 and 2021 as stipulated in the 2027 Notes Indenture.

The 2027 Notes may be converted at any time by the holders into cash, shares of the Company’s Common Stock or any combination of cash and Common Stock, at the Company’s election. Conversion of all of the 2027 Notes into Common Stock (assuming the maximum increase in the conversion rate as a result of a Make-Whole Fundamental Change but no other adjustments to the conversion rate), would result in the issuance of an aggregate of 287.2 million shares of Common Stock. The Company has excluded approximately 190.1 million shares from the income (loss) per share calculation, representing the difference between the total number of shares that would be convertible at June 30, 2022 and the total number of shares issuable assuming the maximum increase in the conversion rate.

Share-based compensation

The Company recognized compensation cost for share-based payments of $5.4 million and $8.8 million for the three and six months ended June 30, 2022, respectively, and $5.8 million and $9.2 million for the three and six months ended June 30, 2021, respectively.

The total compensation cost not yet recognized related to non-vested awards as of June 30, 2022 was $41.5 million, which is expected to be recognized over a weighted-average period of 2.3 years through October 2024.

Equity awards

During the six months ended June 30, 2022, a total of 7.3 million RSAs were granted. RSAs generally vest 33.3% on the first and second anniversary of the date of grant, and 33.4% on the third anniversary of the date of grant, subject to the participants' continued employment with the Company and the terms of the applicable award agreement. The weighted average grant date fair value of RSAs granted during the six months ended June 30, 2022 was $4.32.

During the six months ended June 30, 2022, a total of 0.3 million PSUs were granted. PSUs are subject to the achievement of certain performance goals over the eligible period. Compensation cost ultimately recognized for these PSUs will equal the grant-date fair market value of the unit that coincides with the actual outcome of the performance conditions. On an interim basis, we record compensation cost based on the expected level of achievement of the performance conditions.

Preferred stock

The Company has authorized 300,000 shares of preferred stock, par value $0.01 per share, issuable in one or more series designated by the Board, of which 150,000 shares have been designated as Series A Junior Participating Preferred Stock, none of which are outstanding. There were no issuances of preferred stock during the six months ended June 30, 2022.

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

For both the three and six months ended June 30, 2022, the Company repurchased 800 thousand shares of Common Stock under the Stock Repurchase Program for approximately $3.1 million, excluding commissions. As of June 30, 2022, the remaining authorized amount under the Stock Repurchase Program was approximately $96.9 million.

Accumulated other comprehensive income (loss)

The following tables summarize the components of, and the changes in, Accumulated other comprehensive income (loss), net of tax for the six months ended June 30, 2022 and 2021:

	Six months ended June 30, 2022			Six months ended June 30, 2021
In thousands	Pension and postretirement plans	Foreign currency translation	Total	Pension and postretirement plans	Foreign currency translation	Total
Beginning balance	$50,870	$9,128	$59,998	$40,441	$9,732	$50,173
Other comprehensive income (loss) before reclassifications	10,138	(23,204)	(13,066)	(958)	4,787	3,829
Amounts reclassified from accumulated other comprehensive income (loss)(a)(b)	(185)	—	(185)	11	—	11
Net current period other comprehensive income (loss), net of taxes	9,953	(23,204)	(13,251)	(947)	4,787	3,840
Ending balance	$60,823	$(14,076)	$46,747	$39,494	$14,519	$54,013
(a)This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost. See Note 7 — Pensions and other postretirement benefit plans.
(b)Amounts reclassified from accumulated other comprehensive loss are recorded net of tax impacts of $64 thousand and $4 thousand for the six months ended June 30, 2022 and 2021, respectively.

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

NOTE 12 — Segment reporting

We define our reportable segments based on the way the Chief Operating Decision Maker ("CODM"), which is our Chief Executive Officer, manages the operations for purposes of allocating resources and assessing performance. Our reportable segments include the following:

•Gannett Media is comprised of our portfolio of local, regional, national, and international newspaper publishers. The results of this segment include Advertising and marketing services revenues from local, classified, and national advertising across multiple platforms, including print, online, mobile, and tablet as well as niche publications, Circulation revenues from home delivery, digital distribution and single copy sales of our publications, and Other revenues, mainly from commercial printing, distribution arrangements, revenues from our events business, digital content syndication and affiliate revenues, and third-party newsprint sales. The Gannett Media reportable segment is an aggregation of two operating segments: Domestic Gannett Media and Newsquest.
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

The following tables present our segment information:

	Three months ended June 30, 2022
In thousands	Gannett Media	Digital Marketing Solutions	Corporate and other	Intersegment Eliminations	Consolidated
Advertising and marketing services - external sales	$265,596	$118,013	$—	$—	$383,609
Advertising and marketing services - intersegment sales	35,605	—	—	(35,605)	—
Circulation	274,624	—	—	—	274,624
Other	89,019	—	1,408	—	90,427
Total operating revenues	$664,844	$118,013	$1,408	$(35,605)	$748,660

Adjusted EBITDA (non-GAAP basis)	$50,856	$14,306	$(14,311)	$—	$50,851
Adjusted EBITDA margin (non-GAAP basis)	7.6%	12.1%	NM	NM	6.8%
NM indicates not meaningful.

	Three months ended June 30, 2021
In thousands	Gannett Media	Digital Marketing Solutions	Corporate and other	Intersegment Eliminations	Consolidated
Advertising and marketing services - external sales	$309,469	$110,037	$604	$—	$420,110
Advertising and marketing services - intersegment sales	32,012	—	—	(32,012)	—
Circulation	310,258	—	1	—	310,259
Other	72,806	—	1,100	—	73,906
Total operating revenues	$724,545	$110,037	$1,705	$(32,012)	$804,275

Adjusted EBITDA (non-GAAP basis)	$114,189	$12,529	$(10,949)	$—	$115,769
Adjusted EBITDA margin (non-GAAP basis)	15.8%	11.4%	NM	NM	14.4%
NM indicates not meaningful.

	Six months ended June 30, 2022
In thousands	Gannett Media	Digital Marketing Solutions	Corporate and other	Intersegment Eliminations	Consolidated
Advertising and marketing services - external sales	$531,001	$227,722	$—	$—	$758,723
Advertising and marketing services - intersegment sales	68,962	—	—	(68,962)	—
Circulation	563,226	—	—	—	563,226
Other	172,074	—	2,714	—	174,788
Total operating revenues	$1,335,263	$227,722	$2,714	$(68,962)	$1,496,737

Adjusted EBITDA (non-GAAP basis)	$119,504	$25,486	$(29,968)	$—	$115,022
Adjusted EBITDA margin (non-GAAP basis)	8.9%	11.2%	NM	NM	7.7%
NM indicates not meaningful.

	Six months ended June 30, 2021
In thousands	Gannett Media	Digital Marketing Solutions	Corporate and other	Intersegment Eliminations	Consolidated
Advertising and marketing services - external sales	$595,923	$211,413	$1,131	$—	$808,467
Advertising and marketing services - intersegment sales	59,868	—	—	(59,868)	—
Circulation	635,694	—	2	—	635,696
Other	132,645	905	3,646	—	137,196
Total operating revenues	$1,424,130	$212,318	$4,779	$(59,868)	$1,581,359

Adjusted EBITDA (non-GAAP basis)	$216,397	$21,701	$(21,864)	$—	$216,234
Adjusted EBITDA margin (non-GAAP basis)	15.2%	10.2%	NM	NM	13.7%
NM indicates not meaningful.

The table below shows the reconciliation of Net income (loss) attributable to Gannett to Adjusted EBITDA and Net income (loss) attributable to Gannett margin to Adjusted EBITDA margin:

	Three months ended June 30,		Six months ended June 30,
In thousands	2022	2021	2022	2021
Net income (loss) attributable to Gannett	$(53,688)	$15,115	$(56,655)	$(127,201)
Provision for income taxes	22,158	17,692	14,551	8,583
Interest expense	26,084	35,264	52,090	74,767
Loss on early extinguishment of debt	749	2,834	3,492	22,235
Non-operating pension income	(18,160)	(23,906)	(36,373)	(47,784)
Loss on convertible notes derivative	—	—	—	126,600
Depreciation and amortization	49,530	48,242	97,313	106,345
Integration and reorganization costs	15,745	8,444	27,143	21,848
Other operating expenses	314	774	1,416	11,350
Asset impairments	85	—	939	833
Loss (gain) on sale or disposal of assets, net	372	5,294	(2,432)	10,039
Share-based compensation expense	5,385	5,779	8,778	9,202
Other Items	2,277	237	4,760	(583)
Adjusted EBITDA (non-GAAP basis)	$50,851	$115,769	$115,022	$216,234
Net income (loss) attributable to Gannett margin	(7.2)%	1.9%	(3.8)%	(8.0)%
Adjusted EBITDA margin (non-GAAP basis)	6.8%	14.4%	7.7%	13.7%

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

The following table presents a reconciliation of cash, cash equivalents and restricted cash:

	June 30,
In thousands	2022	2021
Cash and cash equivalents	$87,331	$158,563
Restricted cash included in prepaid expenses and other current assets	1,117	4,879
Restricted cash included in other assets (a)	11,023	22,702
Total cash, cash equivalents and restricted cash	$99,471	$186,144
(a) The decrease in Restricted cash included in other assets from June 30, 2021 to June 30, 2022 was mainly driven by the reclassification of amounts from Restricted cash to Deposits as the cash was not separately identifiable.

Supplemental cash flow information

The following table presents supplemental cash flow information, including non-cash investing and financing activities:

	Six months ended June 30,
In thousands	2022	2021
Cash paid for taxes, net of refunds	$2,396	$(8,703)
Cash paid for interest	41,898	49,902
Non-cash investing and financing activities:
Accrued capital expenditures	$1,406	$924

Accounts payable and accrued liabilities

A breakout of Accounts payable and accrued liabilities is presented below:

In thousands	June 30, 2022	December 31, 2021
Accounts payable	$138,923	$157,257
Compensation	99,152	107,585
Taxes (primarily property, sales, and payroll taxes)	16,969	26,042
Benefits	19,992	21,056
Interest	6,118	7,577
Other	39,545	37,497
Accounts payable and accrued liabilities	$320,699	$357,014

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

OVERVIEW

We are a subscription-led and digitally-focused media and marketing solutions company committed to empowering communities to thrive. We operate a scalable, data-driven media platform that aligns with consumer and digital marketing trends. We aim to be the premier source for clarity, connections, and solutions within our communities. Our strategy is focused on driving audience growth and engagement by delivering deeper content experiences to our consumers, while offering the products and marketing expertise our advertisers desire. We expect the execution of this strategy to enable us to continue our evolution from a more traditional print media business to a digitally-focused content platform.

On June 1, 2022, we announced a strategic organizational restructuring, which centralized the operations within each of our U.S. operating business units, Gannett Media and Digital Marketing Solutions (“DMS”). This change did not have any impact on segment reporting. However, our historical Publishing segment will be referred to as Gannett Media moving forward. The Gannett Media reportable segment is an aggregation of two operating segments: Domestic Gannett Media (formerly referred to as Domestic Publishing) and Newsquest (formerly referred to as U.K. Publishing).

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

Business Trends

We have considered several industry trends when assessing our business strategy:

•Print advertising and circulation continues to decline as our audience increasingly moves to digital platforms. During the second quarter of 2022, we saw an acceleration in the rate of decline of our print advertising and circulation revenues as a result of macro-economic factors and consumer price sensitivity. We seek to optimize our print operations to efficiently manage for this declining print audience. We are focused on converting a growing digitally-focused audience into digital-only subscribers to our publications.
•SMBs are facing an increasingly complex marketing environment and need to create digital presence to capture audience online. We offer a broad suite of digital marketing services products that offer a single, unified solution to meet their digital marketing needs.
•Consumers are looking for experience-based, emotional connections and communities. USA TODAY NETWORK Ventures was designed to celebrate local communities and create opportunities for meaningful in-person and virtual experiences. While operating trends have improved since the second quarter of 2020, which represents the quarter that was most significantly impacted by the COVID-19 pandemic, we have experienced and expect to continue to experience a negative impact on our business and results of operations in the near-term, including lower revenues and attendance associated with events as compared to pre-COVID-19 pandemic levels.
•Newsprint availability remains constrained globally due to manufacturing facility closures and ongoing capacity shifts between newsprint and specialty paper grades. Further, supply chain issues have challenged and continue to challenge deliveries, resulting in significant delays, although we do not anticipate that this will impact our print operations.
•Inflationary prices across a number of categories such as labor, fuel, delivery costs, newsprint, ink, and printing plates are having a negative impact on our overall cost structure.

Recent Developments

Stock Repurchase Program

On February 1, 2022, our Board of Directors authorized the repurchase of up to $100 million (the "Stock Repurchase Program") of our common stock, par value $0.01 per share ("Common Stock"). Repurchases may be made from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or by means of one or more tender offers, in each case, as permitted by securities laws and other legal requirements. The amount and timing of the purchases will depend on a number of factors including, but not limited to, the price and availability of shares of Common Stock, trading volume, capital availability, our performance and general economic and market conditions. The Stock Repurchase Program may be suspended or discontinued at any time.

For both the three and six months ended June 30, 2022, we repurchased 800 thousand shares of Common Stock under the Stock Repurchase Program for approximately $3.1 million, excluding commissions. As of June 30, 2022, the remaining authorized amount under the Stock Repurchase Program was approximately $96.9 million.

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

We selected Reduced Inequalities, Climate Action, and Peace, Justice & Strong Institutions as our key priorities. We aim to contribute to all 17 U.N. SDGs, but have chosen these three as our key priorities for sustainability where we believe we can help make the most significant impact. Each year we plan to update our progress and share more details about how we are working to achieve our goals.

Certain matters affecting comparability

The following items affect period-over-period comparisons and will continue to affect period-over-period comparisons for future results:

Integration and reorganization costs

For the three and six months ended June 30, 2022, we incurred Integration and reorganization costs of $15.7 million and $27.1 million, respectively. Of the total costs incurred, $11.6 million and $17.0 million, respectively, were related to severance activities and $4.1 million and $10.1 million, respectively, were related to other costs, including those for the purpose of consolidating operations, mainly related to systems implementation and outsourcing of corporate functions. For the three and six months ended June 30, 2021, we incurred Integration and reorganization costs of $8.4 million and $21.8 million, respectively. Of the total costs incurred, $1.1 million and $8.2 million, respectively, were related to severance activities and $7.3 million and $13.6 million, respectively, were related to other costs, including those for the purpose of consolidating operations, mainly related to outsourcing of corporate functions and systems implementation.

For the three months ended June 30, 2022, we did not cease any printing operations, and for the six months ended June 30, 2022 we ceased four printing operations as part of the synergy and ongoing cost reduction programs. As a result, we recognized accelerated depreciation of $5.5 million and $10.2 million during the three and six months ended June 30, 2022, respectively, driven primarily by the closure of a local printing facility in the first quarter of 2022, for which we incurred costs during the three months ended June 30, 2022. For the three and six months ended June 30, 2021, we ceased operations of two and ten printing operations, respectively, as part of the synergy and ongoing cost reduction programs. As a result, we recognized accelerated depreciation of $1.1 million and $10.3 million during the three and six months ended June 30, 2021, respectively.

Foreign currency

Our U.K. media operations are conducted through our Newsquest subsidiary. In addition, we have foreign operations in regions such as Canada, Australia, New Zealand and India. Earnings from operations in foreign regions are translated into U.S. dollars at average exchange rates prevailing during the period, and assets and liabilities are translated at exchange rates in effect at the balance sheet date. Currency translation fluctuations may impact revenue, expense, and operating income results for our international operations.

Outlook for 2022

Strategy

On June 1, 2022, we announced a strategic organizational restructuring, which centralized the operations within each of our U.S. operating business units, Gannett Media and DMS. This structure was designed to align with our long-term strategic pillars and our commitment to becoming a subscription-led and digitally-focused media and marketing solutions company that is committed to empowering communities to thrive. Our areas of strategic focus continue to include:

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

Optimizing our traditional businesses across print and advertising

We plan to continue to drive the profitability of our traditional print operations through the continued evolution of the core print product, economies of scale, process improvements, and operational focus. We will continue to evolve our business model, evaluating our print portfolio and frequencies in alignment with consumer's habits and moving toward a portfolio of products that are in line with our long-term digital subscription strategies. Print advertising continues to offer a compelling branding opportunity across our network due to our scale and unique reach at both the national and local community levels and we will continue to provide products that best serve our readers' and advertisers' needs. The Company is responding to the recent increased rate of revenue decline in the traditional print business with operational changes designed to mitigate the rate of volume decline in the future.

Prioritizing investments into growth businesses that have significant potential and support our vision

By leveraging our unique footprint, trusted brands, and media reach, we identify, experiment, and invest in potential growth businesses. USA TODAY NETWORK Ventures is a strong example of one such experiment that has grown significantly since its founding in 2015. For the three and six months ended June 30, 2022, USA TODAY NETWORK Ventures hosted 62 and 87 events, respectively, and revenues increased 33.8% and 49.9%, respectively, compared to the same period in the prior year.

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

Impacts of the COVID-19 pandemic

As a result of the COVID-19 pandemic, we initially experienced a significant decline in Advertising and marketing services revenues, which accelerated the secular declines that we continue to experience. We continue to experience constraints on the sales of single copy newspapers, largely tied to reduced business travel. While COVID-19 related operating trends have improved since the second quarter of 2020, which represents the quarter that was most significantly impacted by the pandemic, we expect that the COVID-19 pandemic, and the resulting changes in consumer behavior, will continue to have a negative impact on our business and results of operations in the near-term, including lower revenues and attendance associated with events as compared to pre-COVID-19 pandemic levels and lower sales of single copy newspapers. If the COVID-19 pandemic were to revert to conditions that existed during 2020, including measures to help mitigate and control the spread of the virus, we would expect to experience further negative impacts in Advertising and marketing services revenues and Circulation revenues.

Seasonality

Our revenues are subject to moderate seasonality, due primarily to fluctuations in advertising volumes. Advertising and marketing services revenues for our Gannett Media segment are typically highest in the fourth quarter, primarily due to fluctuations in advertising volumes tied to the holidays, regional weather and levels of activity in our various markets, some of which have a high degree of seasonal residents and tourists. The volume of advertising sales in any period is also impacted by other external factors such as competitors' pricing, advertisers' decisions to increase or decrease their advertising expenditures in response to anticipated consumer demand, and general economic conditions.

RESULTS OF OPERATIONS

Consolidated Summary

A summary of our consolidated results is presented below:

	Three months ended June 30,				Six months ended June 30,
In thousands, except per share amounts			Change				Change
	2022	2021	$	%	2022	2021	$	%
Operating revenues:
Local and national print	$105,721	$127,600	(21,879)	(17)%	$208,465	$244,999	(36,534)	(15)%
Classified print	67,732	73,325	(5,593)	(8)%	138,506	149,122	(10,616)	(7)%
Print advertising	173,453	200,925	(27,472)	(14)%	346,971	394,121	(47,150)	(12)%

Digital media	77,259	94,991	(17,732)	(19)%	156,030	175,479	(19,449)	(11)%
Digital marketing services (a)	117,465	111,392	6,073	5%	226,456	212,856	13,600	6%
Digital classified	15,432	12,802	2,630	21%	29,266	26,011	3,255	13%
Digital advertising and marketing services	210,156	219,185	(9,029)	(4)%	411,752	414,346	(2,594)	(1)%

Advertising and marketing services	383,609	420,110	(36,501)	(9)%	758,723	808,467	(49,744)	(6)%

Print circulation	242,151	286,253	(44,102)	(15)%	500,627	588,511	(87,884)	(15)%
Digital-only circulation	32,473	24,006	8,467	35%	62,599	47,185	15,414	33%
Circulation	274,624	310,259	(35,635)	(11)%	563,226	635,696	(72,470)	(11)%

Other	90,427	73,906	16,521	22%	174,788	137,196	37,592	27%

Total operating revenues	748,660	804,275	(55,615)	(7)%	1,496,737	1,581,359	(84,622)	(5)%

Total operating expenses (a)	769,884	758,830	11,054	1%	1,519,939	1,527,973	(8,034)	(1)%
Operating income (loss)	(21,224)	45,445	(66,669)	***	(23,202)	53,386	(76,588)	***
Non-operating expenses	10,318	13,044	(2,726)	(21)%	19,049	172,795	(153,746)	(89)%
Income (loss) before income taxes	(31,542)	32,401	(63,943)	***	(42,251)	(119,409)	77,158	(65)%
Provision for income taxes	22,158	17,692	4,466	25%	14,551	8,583	5,968	70%
Net income (loss)	(53,700)	14,709	(68,409)	***	(56,802)	(127,992)	71,190	(56)%
Net loss attributable to noncontrolling interests	(12)	(406)	394	(97)%	(147)	(791)	644	(81)%
Net income (loss) attributable to Gannett	$(53,688)	$15,115	$(68,803)	***	$(56,655)	$(127,201)	$70,546	(55)%

Income (loss) per share attributable to Gannett - basic	$(0.39)	$0.11	$(0.50)	***	$(0.41)	$(0.95)	$0.54	(57)%
Income (loss) per share attributable to Gannett - diluted	$(0.39)	$0.10	$(0.49)	***	$(0.41)	$(0.95)	$0.54	(57)%
(a)     Amounts are net of intersegment eliminations of $35.6 million and $32.0 million for the three months ended June 30, 2022 and 2021, respectively, and $69.0 million and $59.9 million for the six months ended June 30, 2022 and 2021, respectively, that represent digital advertising marketing services revenues and expenses associated with products sold by our U.S. local Gannett Media sales teams but fulfilled by our DMS segment. When discussing segment results, these revenues and expenses are presented gross but are eliminated in consolidation.
*** Indicates an absolute value percentage change greater than 100.

Operating revenues

Advertising and marketing services revenues are generated by both the Gannett Media and DMS segments. At the Gannett Media segment, Advertising and marketing services revenues are generated by the sale of local, national, and classified print advertising products, digital advertising offerings such as digital classified advertisements, digital media such as display advertisements run on our platforms as well as third-party sites, and digital marketing services delivered by our DMS segment. At the DMS segment, Advertising and marketing services revenues are generated through multiple services, including search advertising, display advertising, search optimization, social media, website development, web presence products, customer relationship management, and software-as-a-service solutions.

Circulation revenues, which are generated at the Gannett Media segment, are derived from home delivery, digital distribution and single copy sales of our publications.

Other revenues, which are primarily generated at the Gannett Media segment, are derived mainly from commercial printing, distribution arrangements, revenues from our events business, digital content syndication and affiliate revenues and third-party newsprint sales, and to a lesser extent generated at our Corporate and other category, mainly driven by sales of cloud-based products with expert guidance and support.

Operating expenses

Operating expenses consist primarily of the following:
•Operating costs at the Gannett Media segment include labor, newsprint and delivery costs and at the DMS segment include the cost of online media acquired from third parties and costs to manage and operate our marketing solutions and technology infrastructure;
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

Non-operating (income) expense

Interest expense: For the three and six months ended June 30, 2022, Interest expense was $26.1 million and $52.1 million, respectively, compared to $35.3 million and $74.8 million for the three and six months ended June 30, 2021, respectively. The decrease in interest expense for the three and six months ended June 30, 2022 compared to the same periods in 2021 was mainly due to a lower debt balance and the impact of lower interest rates on our outstanding fixed-rate debt. The impact of the increase in interest rates on our five-year senior secured term loan facility in an aggregate principal amount of $516.0 million (the "New Senior Secured Term Loan") was offset by a lower balance due to payments of quarterly amortization and required prepayments.

Loss on early extinguishment of debt: For the three and six months ended June 30, 2022, Loss on early extinguishment of debt was $0.7 million and $3.5 million, respectively, compared to $2.8 million and $22.2 million for the three and six months ended June 30, 2021, respectively. The decrease in the loss on early extinguishment of debt for the three and six months ended June 30, 2022 compared to the same periods in 2021 was due to a lower amount of early prepayments made in the second quarter of 2022 compared to the same period in the prior year on our term loan facilities, and for the six months ended June 30, 2022 the decrease also reflected the payoff of our five-year, senior-secured 11.5% term loan facility with Apollo Capital Management, L.P., in the first quarter of 2021.

Non-operating pension income: For the three and six months ended June 30, 2022, Non-operating pension income was $18.2 million and $36.4 million, respectively, compared to $23.9 million and $47.8 million for the three and six months ended June 30, 2021, respectively. The decrease in non-operating pension income for the three and six months ended June 30, 2022 compared to the same periods in 2021 was primarily due to a decrease in the expected return on plan assets held by the Gannett Retirement Plan (the "GR Plan"), mainly driven by a more conservative asset allocation.

Loss on convertible notes derivative: For the three and six months ended June 30, 2022, we had no Loss on convertible notes derivative. For the three months ended June 30, 2021, we had no Loss on convertible notes derivative and for the six months ended June 30, 2021, Loss on convertible notes derivative was $126.6 million, reflecting the increase in the fair value of the derivative liability as a result of the increase in our stock price.

Other non-operating expense (income), net: Other non-operating expense (income), net consisted of certain items that fall outside of our normal business operations. For the three and six months ended June 30, 2022, we recorded Other non-operating expense, net of $1.6 million and Other non-operating income, net of $0.2 million, respectively, compared to Other non-operating income, net of $1.1 million and $3.0 million for the three and six months ended June 30, 2021, respectively. The decrease in Other non-operating expense (income), net for the three and six months ended June 30, 2022 compared to the same periods in 2021 was primarily due to foreign currency losses.

Provision for income taxes

The following table summarizes our pre-tax net loss before income taxes and income tax accounts:

	Three months ended June 30,		Six months ended June 30,
In thousands	2022	2021	2022	2021
Income (loss) before income taxes	$(31,542)	$32,401	$(42,251)	$(119,409)
Provision for income taxes	22,158	17,692	14,551	8,583
Effective tax rate	(70.3)%	54.6%	(34.4)%	(7.2)%

The provision for income taxes is calculated by applying the estimated annual effective tax rate for the year to the current period income or loss before tax plus the tax effect of any significant or unusual items, discrete events, or changes in tax law. The provision for income taxes for the three months ended June 30, 2022 was mainly driven by the valuation allowances on non-deductible interest expense carryforwards, the change in the estimated annual effective tax rate as a result of the change in the net income before tax forecast in the second quarter of 2022, and the global intangible low taxed income inclusion from our wholly owned U.K subsidiary. The provision was calculated using an estimated annual effective tax rate of negative 43.30%. The estimated annual effective tax rate is principally impacted by the valuation allowances on non-deductible interest expense carryforwards, pre-tax book loss benefit, the global intangible low taxed income inclusion, and state and foreign income tax expense.

The provision for income taxes for the six months ended June 30, 2022 was mainly driven by the valuation allowances on non-deductible interest expense carryforwards, pre-tax loss benefit, and the global intangible low taxed income inclusion.

The provision for income taxes for the three months ended June 30, 2021 was mainly driven by pre-tax income and was impacted by the creation of valuation allowances on non-deductible interest expense carryforwards in combination with the U.K. enacted legislation to increase the statutory tax rate from 19% to 25%, effective April 1, 2023. While the U.K. corporate tax rate change does not impact 2021 or 2022 tax filings, the rate change impacts the tax effected value of the U.K. deferred tax liabilities. The provision was calculated using the estimated annual effective tax rate of 49.6%. The estimated annual effective tax rate is based on a projected tax expense for the full year.
The provision for income taxes for the six months ended June 30, 2021 was mainly impacted by the pre-tax net loss generated during the first quarter of 2021. The tax provision was also impacted by the derivative revaluation, which is nondeductible for tax purposes, partially offset by the creation of valuation allowances on non-deductible interest expense carryforwards as well as state income tax and foreign tax expense.

Net income (loss) attributable to Gannett and diluted income (loss) per share attributable to Gannett

For the three months ended June 30, 2022, Net loss attributable to Gannett and diluted loss per share attributable to Gannett were $53.7 million and $0.39, respectively, compared to Net income attributable to Gannett and diluted income per share attributable to Gannett of $15.1 million and $0.10, respectively, for the three months ended June 30, 2021. For the six months ended June 30, 2022, Net loss attributable to Gannett and diluted loss per share attributable to Gannett were $56.7 million and $0.41, respectively, compared to $127.2 million and $0.95, respectively, for the six months ended June 30, 2021. The change for the three and six months ended June 30, 2022 compared to the same period in the prior year reflects the various items discussed above.

Segment Results

Gannett Media segment

A summary of our Gannett Media segment results is presented below:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2022	2021	$	%	2022	2021	$	%
Operating revenues:
Advertising and marketing services	$301,201	$341,481	$(40,280)	(12)%	$599,963	$655,791	$(55,828)	(9)%
Circulation	274,624	310,258	(35,634)	(11)%	563,226	635,694	(72,468)	(11)%
Other	89,019	72,806	16,213	22%	172,074	132,645	39,429	30%
Total operating revenues	664,844	724,545	(59,701)	(8)%	1,335,263	1,424,130	(88,867)	(6)%
Operating expenses:
Operating costs	431,075	426,216	4,859	1%	857,191	858,017	(826)	—%
Selling, general and administrative expenses	183,732	185,930	(2,198)	(1)%	360,664	352,133	8,531	2%
Depreciation and amortization	38,558	36,416	2,142	6%	75,989	82,803	(6,814)	(8)%
Integration and reorganization costs	11,041	(197)	11,238	***	16,762	7,129	9,633	***
Asset impairments	85	—	85	***	939	833	106	13%
Loss (gain) on sale or disposal of assets, net	353	5,890	(5,537)	(94)%	(2,615)	10,570	(13,185)	***
Other operating expenses	34	—	34	***	775	—	775	***
Total operating expenses	664,878	654,255	10,589	2%	1,309,705	1,311,485	(1,780)	—%
Operating income (loss)	$(34)	$70,290	$(70,290)	***	$25,558	$112,645	$(87,087)	(77)%
*** Indicates an absolute value percentage change greater than 100.

Operating revenues

The following table provides the breakout of Operating revenues by category:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2022	2021	$	%	2022	2021	$	%
Local and national print	$105,721	$127,600	$(21,879)	(17)%	$208,465	$244,999	$(36,534)	(15)%
Classified print	67,732	73,325	(5,593)	(8)%	138,506	149,122	(10,616)	(7)%
Print advertising	173,453	200,925	(27,472)	(14)%	346,971	394,121	(47,150)	(12)%

Digital media	77,259	94,549	(17,290)	(18)%	156,030	174,106	(18,076)	(10)%
Digital marketing services	35,057	33,221	1,836	6%	67,696	61,574	6,122	10%
Digital classified	15,432	12,786	2,646	21%	29,266	25,990	3,276	13%
Digital advertising and marketing services	127,748	140,556	(12,808)	(9)%	252,992	261,670	(8,678)	(3)%

Advertising and marketing services	301,201	341,481	(40,280)	(12)%	599,963	655,791	(55,828)	(9)%

Print circulation	242,151	286,252	(44,101)	(15)%	500,627	588,509	(87,882)	(15)%
Digital-only circulation	32,473	24,006	8,467	35%	62,599	47,185	15,414	33%
Circulation	274,624	310,258	(35,634)	(11)%	563,226	635,694	(72,468)	(11)%

Other	89,019	72,806	16,213	22%	172,074	132,645	39,429	30%

Total operating revenues	$664,844	$724,545	$(59,701)	(8)%	$1,335,263	$1,424,130	$(88,867)	(6)%

The overall decline in Print advertising revenues for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 was driven by secular industry trends impacting all categories. For the three and six months ended June 30, 2022, Local and national print advertising revenues decreased compared to the three and six months ended June 30, 2021, primarily due to a decrease in advertiser inserts as well as the absence of $9.3 million and $15.0 million of revenues for the three and six months ended June 30, 2022, respectively, associated with both businesses divested and non-core products which were sunset in 2022 and 2021. For the three and six months ended June 30, 2022, Classified print advertising revenues decreased compared to the three and six months ended June 30, 2021, due to lower spend on classified advertisements, including obituaries, real estate, and automotive.

For the three and six months ended June 30, 2022, Digital media revenues decreased compared to the three and six months ended June 30, 2021, driven by changes in monetization with our sports affiliates as well as lower page views related to increased subscriber-only content, secular trends in news consumption and lower overall digital advertising spend, as well as divestitures. For the three and six months ended June 30, 2022, Digital marketing services revenues increased compared to the three and six months ended June 30, 2021 due to an increase in client counts as well as an increase in client spend. For the three and six months ended June 30, 2022, Digital classified revenues increased compared to the three and six months ended June 30, 2021 due to higher client spend, mainly driven by automotive advertisements.

For the three and six months ended June 30, 2022, Print circulation revenues decreased compared to the three and six months ended June 30, 2021, due to a reduction in the volume of home delivery subscribers and a decline in single copy sales reflecting the overall secular trends impacting the industry and increasing sensitivity from customers related to price increases and product changes. In addition, during 2022, and specifically during the three months ended June 30, 2022, the decline in print circulation accelerated as compared to the same period in the prior year as our audience increasingly moves to digital platforms. For the three and six months ended June 30, 2022, Digital-only circulation revenues increased compared to the three and six months ended June 30, 2021, driven by an increase of 35% in paid digital-only subscribers, including those subscribers on introductory subscription offers, to approximately 1.87 million as of June 30, 2022. In addition, for the six months ended June 30, 2022, the increase in Digital-only circulation revenues compared to the same period in the prior year was offset by lower average revenue per user, which we define as monthly revenue divided by average client count within the period.

For the three and six months ended June 30, 2022, Other revenues increased compared to the three and six months ended June 30, 2021, primarily due to commercial print growth in local markets, an increase in digital content syndication volume and other digital revenues, and an increase in event revenues (though not to pre-pandemic levels) as we hosted more in-person events with higher attendance as compared to the same periods in the prior year, where our ability to host in-person events was more significantly impacted by the COVID-19 pandemic.

Operating expenses

For the three and six months ended June 30, 2022, Operating costs increased $4.9 million and decreased $0.8 million, respectively, compared to the three and six months ended June 30, 2021. The following table provides the breakout of Operating costs:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2022	2021	$	%	2022	2021	$	%
Newsprint and ink	$37,075	$23,713	$13,362	56%	$71,707	$51,984	$19,723	38%
Distribution	99,720	112,446	(12,726)	(11)%	202,118	208,551	(6,433)	(3)%
Compensation and benefits	140,430	137,775	2,655	2%	280,559	284,893	(4,334)	(2)%
Outside services	89,113	88,918	195	—%	171,897	157,682	14,215	9%
Other	64,737	63,364	1,373	2%	130,910	154,907	(23,997)	(15)%
Total operating costs	$431,075	$426,216	$4,859	1%	$857,191	$858,017	$(826)	—%

For the three and six months ended June 30, 2022, Newsprint and ink costs increased compared to the three and six months ended June 30, 2021, primarily due to an increase in newsprint prices driven by inflationary pressures and supply chain issues impacting the industry, as well as growth in our commercial print business, partially offset by the decline in volume of home delivery and single copy sales.

For the three and six months ended June 30, 2022, Distribution costs decreased compared to the three and six months ended June 30, 2021, primarily due to reduced volume of home delivery and single copy sales, cost savings driven by a reduction of print offerings, lower delivery and postage costs associated with lower volumes, partially offset by higher rate per copy, as well as the absence of expenses associated with both businesses divested and non-core products which were sunset in 2022 and 2021, partially offset by an increase in commercial delivery activity and an increase in third party distribution costs.

For the three months ended June 30, 2022, Compensation and benefits costs increased compared to the three months ended June 30, 2021, primarily due to higher payroll expense at Newsquest driven by a recent acquisition and an increase in employer 401(k) matching contributions, which were reinstated during the third quarter of 2021, partially offset by lower domestic payroll expense driven by headcount reductions. For the six months ended June 30, 2022, Compensation and benefits costs decreased compared to the six months ended June 30, 2021, primarily due to lower benefit costs, including medical, partially offset by higher payroll expense at Newsquest driven by a recent acquisition and an increase in employer 401(k) matching contributions, which were reinstated during the third quarter of 2021.

For the three months ended June 30, 2022, Outside services costs, which include outside printing, professional services fulfilled by third parties, paid search and ad serving, feature services, and credit card fees, remained relatively flat compared to the three months ended June 30, 2021. For the six months ended June 30, 2022, Outside services increased compared to the six months ended June 30, 2021, primarily due to higher costs associated with the increase in Digital marketing services revenues, including paid search and email fees, as well as an increase in costs related to events, mainly related to the number and mix of live versus virtual events compared to the prior year.

For the three months ended June 30, 2022, Other costs, which primarily include travel and facility and equipment costs, increased compared to the three months ended June 30, 2021, primarily due to an increase in business travel as well as an increase in lease costs driven by the sale of property and facilities consolidation activities, partially offset by a decrease in commercial print expenses. For the six months ended June 30, 2022, Other costs decreased compared to the six months ended June 30, 2021, due primarily to a reduction in costs associated with cost containment initiatives as well as the absence of expenses associated with both businesses divested and non-core products which were sunset in 2022 and 2021, partially offset by increases in business travel and lease costs.

For the three and six months ended June 30, 2022, Selling, general and administrative expenses decreased $2.2 million and increased $8.5 million, respectively, compared to the three and six months ended June 30, 2021. The following table provides the breakout of Selling, general and administrative expenses:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2022	2021	$	%	2022	2021	$	%
Compensation and benefits	$91,477	$100,403	$(8,926)	(9)%	$178,343	$190,113	$(11,770)	(6)%
Outside services and other	92,255	85,527	6,728	8%	182,321	162,020	20,301	13%
Total Selling, general and administrative expenses	$183,732	$185,930	$(2,198)	(1)%	$360,664	$352,133	$8,531	2%

For the three and six months ended June 30, 2022, Compensation and benefits costs decreased compared to the three and six months ended June 30, 2021, primarily due to lower incentive pay and lower domestic payroll expense driven by headcount savings as well as lower benefit costs, including medical, partially offset by higher payroll expense at Newsquest driven by a recent acquisition and an increase in employer 401(k) matching contributions, which were reinstated during the third quarter of 2021.

For the three and six months ended June 30, 2022, Outside services and other costs, which include services fulfilled by third parties, increased compared to the three and six months ended June 30, 2021, due to higher professional services costs associated with advertising operations and client success as well as marketing and acquisition costs associated with growing subscribers.

For the three months ended June 30, 2022, Depreciation and amortization expenses increased compared to the three months ended June 30, 2021, driven by higher accelerated depreciation due to the closing of a local print facility in the first quarter of 2022, for which we incurred costs during the three months ended June 30, 2022, partially offset by a decrease in depreciation expense driven by the impact of fewer print facilities in the current period. For the six months ended June 30, 2022, Depreciation and amortization expenses decreased compared to the six months ended June 30, 2021, reflecting the impact of fewer print facilities in the current period. Accelerated depreciation remained essentially flat for the six months ended June 30,

2022 compared to the same period in the prior year.

For the three and six months ended June 30, 2022, Integration and reorganization costs increased compared to the three and six months ended June 30, 2021, mainly due to an increase in severance costs of $9.2 million and $7.6 million, respectively, driven by ongoing integration and restructuring activities.

For the three and six months ended June 30, 2022, the change in the Loss (gain) on sale or disposal of assets, net compared to the three and six months ended June 30, 2021 was due to net gains recognized on the sale of various assets in connection with our plan to monetize non-core assets in the current periods compared to net losses in the same periods in the prior year.

Gannett Media segment Adjusted EBITDA

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2022	2021	$	%	2022	2021	$	%
Net income attributable to Gannett	$19,145	$96,431	$(77,286)	(80)%	$61,959	$162,655	$(100,696)	(62)%
Non-operating pension income	(18,160)	(23,906)	5,746	(24)%	(36,373)	(47,784)	11,411	(24)%
Depreciation and amortization	38,558	36,416	2,142	6%	75,989	82,803	(6,814)	(8)%
Integration and reorganization costs	11,041	(197)	11,238	***	16,762	7,129	9,633	***
Other operating expenses	34	—	34	***	775	—	775	***
Asset impairments	85	—	85	***	939	833	106	13%
Loss (gain) on sale or disposal of assets, net	353	5,890	(5,537)	(94)%	(2,615)	10,570	(13,185)	***
Other items	(200)	(445)	245	(55)%	2,068	191	1,877	***
Adjusted EBITDA (non-GAAP basis)	$50,856	$114,189	$(63,333)	(55)%	$119,504	$216,397	$(96,893)	(45)%
Net income attributable to Gannett margin	2.9%	13.3%			4.6%	11.4%
Adjusted EBITDA margin (non-GAAP basis)(a)(b)	7.6%	15.8%			8.9%	15.2%
*** Indicates an absolute value percentage change greater than 100.
(a)See "Non-GAAP Financial Measures" below for additional information about non-GAAP measures.
(b)We define Adjusted EBITDA margin as Adjusted EBITDA divided by total Operating revenues.

For the three and six months ended June 30, 2022, the decrease in Adjusted EBITDA compared to the three and six months ended June 30, 2021 was primarily attributable to the changes discussed above.

Digital Marketing Solutions segment

A summary of our DMS segment results is presented below:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2022	2021	$	%	2022	2021	$	%
Operating revenues:
Advertising and marketing services	$118,013	$110,037	$7,976	7%	$227,722	$211,413	$16,309	8%
Other	—	—	—	—%	—	905	(905)	(100)%
Total operating revenues	118,013	110,037	7,976	7%	227,722	212,318	15,404	7%
Operating expenses:
Operating costs	81,110	74,429	6,681	9%	157,441	143,707	13,734	10%
Selling, general and administrative expenses	22,597	23,079	(482)	(2)%	44,795	46,910	(2,115)	(5)%
Depreciation and amortization	6,829	7,850	(1,021)	(13)%	13,287	15,679	(2,392)	(15)%
Integration and reorganization costs	293	204	89	44%	444	370	74	20%
Loss (gain) on sale or disposal of assets, net	19	(527)	546	***	176	(527)	703	***
Total operating expenses	110,848	105,035	5,813	6%	216,143	206,139	10,004	5%
Operating income	$7,165	$5,002	$2,163	43%	$11,579	$6,179	$5,400	87%
*** Indicates an absolute value percentage change greater than 100.

Operating revenues

For the three and six months ended June 30, 2022, Advertising and marketing services revenues increased compared to the three and six months ended June 30, 2021, primarily driven by growth in the core direct business as well as a growth in revenues associated with local markets, partially offset by the impact of the sunset of non-core products.

Operating expenses

For the three and six months ended June 30, 2022, Operating costs increased $6.7 million and $13.7 million compared to the three and six months ended June 30, 2021. The following table provides the breakout of Operating costs:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2022	2021	$	%	2022	2021	$	%
Outside services	$71,038	$64,400	$6,638	10%	$137,265	$123,091	$14,174	12%
Compensation and benefits	7,928	7,680	248	3%	15,803	15,815	(12)	—%
Other	2,144	2,349	(205)	(9)%	4,373	4,801	(428)	(9)%
Total operating costs	$81,110	$74,429	$6,681	9%	$157,441	$143,707	$13,734	10%

For the three and six months ended June 30, 2022, Outside services costs, which includes professional services fulfilled by third parties, media fees and other digital costs, paid search and ad serving and feature services, increased compared to the three and six months ended June 30, 2021, due to an increase in expenses associated with third-party media fees, driven by a corresponding increase in revenues.

For the three and six months ended June 30, 2022, Selling, general and administrative expenses decreased $0.5 million and $2.1 million compared to the three and six months ended June 30, 2021. The following table provides the breakout of Selling, general and administrative expenses:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2022	2021	$	%	2022	2021	$	%
Compensation and benefits	$18,835	$17,175	$1,660	10%	$37,433	$35,237	$2,196	6%
Outside services and other	3,762	5,904	(2,142)	(36)%	7,362	11,673	(4,311)	(37)%
Total Selling, general and administrative expenses	$22,597	$23,079	$(482)	(2)%	$44,795	$46,910	$(2,115)	(5)%

For the three and six months ended June 30, 2022, Compensation and benefits costs increased compared to the three and six months ended June 30, 2021, due to an increase in headcount and incentive pay, driven by a corresponding increase in revenues.

For the three and six months ended June 30, 2022, Outside services and other costs decreased compared to the three and six months ended June 30, 2021, due to a decrease in various miscellaneous expenses, including lower software costs and lower bad debt expense.

For the three and six months ended June 30, 2022, Depreciation and amortization expense decreased compared to the three and six months ended June 30, 2021, primarily due to the impact of capitalized software fully amortized in the third quarter of 2021.

DMS segment Adjusted EBITDA

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2022	2021	$	%	2022	2021	$	%
Net income attributable to Gannett	$4,306	$4,904	$(598)	(12)%	$9,563	$5,985	$3,578	60%
Depreciation and amortization	6,829	7,850	(1,021)	(13)%	13,287	15,679	(2,392)	(15)%
Integration and reorganization costs	293	204	89	44%	444	370	74	20%
Loss (gain) on sale or disposal of assets, net	19	(527)	546	***	176	(527)	703	***
Other items	2,859	98	2,761	***	2,016	194	1,822	***
Adjusted EBITDA (non-GAAP basis)	$14,306	$12,529	$1,777	14%	$25,486	$21,701	$3,785	17%
Net income attributable to Gannett margin	3.6%	4.5%			4.2%	2.8%
Adjusted EBITDA margin (non-GAAP basis)(a)(b)	12.1%	11.4%			11.2%	10.2%
*** Indicates an absolute value percentage change greater than 100.
(a)See "Non-GAAP Financial Measures" below for additional information about non-GAAP measures.
(b)We define Adjusted EBITDA margin as Adjusted EBITDA divided by total Operating revenues.

For the three and six months ended June 30, 2022, the increase in Adjusted EBITDA compared to the three and six months ended June 30, 2021 was primarily attributable to the changes discussed above.

Corporate and other category

For the three months ended June 30, 2022, Corporate and other operating revenues were $1.4 million compared to $1.7 million for the three months ended June 30, 2021. For the six months ended June 30, 2022, Corporate and other operating revenues were $2.7 million compared to $4.8 million for the six months ended June 30, 2021.

For the three and six months ended June 30, 2022, Corporate and other operating expenses decreased $1.8 million and $7.2 million compared to the three and six months ended June 30, 2021. The following table provides the breakout of the decrease in Corporate and other operating expenses:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2022	2021	$	%	2022	2021	$	%
Operating costs	$(578)	$4,539	$(5,117)	***	$217	$8,495	$(8,278)	(97)%
Selling, general and administrative expenses	21,507	13,895	7,612	55%	44,214	28,164	16,050	57%
Depreciation and amortization	4,143	3,976	167	4%	8,037	7,863	174	2%
Integration and reorganization costs	4,411	8,437	(4,026)	(48)%	9,937	14,349	(4,412)	(31)%
(Gain) loss on sale or disposal of assets, net	—	(69)	69	(100)%	7	(4)	11	***
Other operating expenses	280	774	(494)	(64)%	641	11,350	(10,709)	(94)%
Total operating expenses	$29,763	$31,552	$(1,789)	(6)%	$63,053	$70,217	$(7,164)	(10)%
*** Indicates an absolute value percentage change greater than 100.

For the three and six months ended June 30, 2022, Corporate and other operating expenses decreased compared to the three and six months ended June 30, 2021, primarily due to a decrease in Operating costs, mainly due to lower compensation costs, a decrease in Integration and reorganization costs, driven by a decrease in costs related to systems implementation and outsourcing of corporate functions, partially offset by an increase in Selling, general and administrative expenses, primarily driven by higher outside services and compensation and benefits costs. The decrease in Corporate and other operating expenses for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was further impacted by a decrease in Other operating expenses, driven by the absence of $10.2 million of third-party fees related to our previous five-year, senior-secured term loan facility which were expensed during the six months ended June 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements are for working capital, debt obligations, and capital expenditures.

We expect to fund our operations through cash provided by operating activities. We expect we will have adequate capital resources and liquidity to meet our ongoing working capital needs, borrowing obligations, and all required capital expenditures for at least the next twelve months. However, a further economic downturn or an increased rate of revenue declines would negatively impact the Company’s revenue, cash provided by operating activities and liquidity. The Company has implemented a cost reduction program to reduce its ongoing level of operating expense.

Details of our cash flows are included in the table below:

	Six months ended June 30,
In thousands	2022	2021
Cash provided by operating activities	$1,688	$92,587
Cash provided by (used for) investing activities	(9,649)	7,185
Cash used for financing activities	(35,047)	(120,979)
Effect of currency exchange rate change on cash	(1,140)	625
Decrease in cash, cash equivalents and restricted cash	$(44,148)	$(20,582)

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

Our cash flow provided by operating activities was $1.7 million for the six months ended June 30, 2022, compared to $92.6 million for the six months ended June 30, 2021. The decrease in cash flow provided by operating activities was primarily due to lower cash receipts related to deferred revenues of $14.8 million, a decrease in accounts payable of $33.1 million, an increase in taxes paid, net of refunds, of $11.1 million and $16.4 million in Paycheck Protection Program funding received during the six months ended June 30, 2021 that was not received in 2022, partially offset by lower severance payments of $12.4 million, a decrease in interest paid on debt of $8.0 million and a decrease in contributions to our pension and other postretirement benefit plans of $15.4 million.

Cash flows provided by (used for) investing activities: Cash flows used for investing activities was $9.6 million for the six months ended June 30, 2022, compared to cash flows provided by investing activities of $7.2 million for the six months ended June 30, 2021. The change was primarily due to payments for acquisitions, net of cash acquired, of $15.4 million and an increase in purchases of property, plant and equipment of $7.5 million, offset by an increase in proceeds from the sale of real estate and other assets of $6.3 million.

Cash flows used for financing activities: Cash flows used for financing activities was $35.0 million for the six months ended June 30, 2022, compared to $121.0 million for the six months ended June 30, 2021. The decrease was primarily due to lower repayments, net under term loans of $89.7 million and a $33.0 million decrease in payments related to deferred financing costs, partially offset by repayments of $30.0 million related to the 2026 Senior Notes and payments related to treasury stock of $4.5 million, including $3.1 million related to the Stock Repurchase Program.

Debt

New Senior Secured Term Loan

On October 15, 2021, Gannett Holdings LLC ("Gannett Holdings"), our wholly-owned subsidiary, entered into the New Senior Secured Term Loan with Citibank N.A., as collateral agent and administrative agent for the lenders. On January 31, 2022, Gannett Holdings entered into an amendment (the "Term Loan Amendment") to its New Senior Secured Term Loan to provide for new incremental senior secured term loans (the "Incremental Term Loans") in an aggregate principal amount of $50 million. The Incremental Term Loans have substantially identical terms as the New Senior Secured Term Loan and are treated as a single tranche with the New Senior Secured Term Loan. The Term Loan Amendment also amended the New Senior Secured Term Loan to transition the interest rate base from LIBOR to Adjusted Term SOFR and to permit the repurchase of up to $50 million of the Company's Common Stock under the Stock Repurchase Program consummated on or prior to December 31, 2022, in addition to capacity for Gannett Holdings to make restricted payments, including stock repurchases, currently permitted under other provisions of the New Senior Secured Term Loan and our other debt facilities, including the 2026 Senior Secured Notes Indenture and the 2027 Notes Indenture (terms defined below). On March 21, 2022 and April 8, 2022, Gannett Holdings entered into amendments to its New Senior Secured Term Loan to provide for incremental senior secured term loans in an aggregate principal amount of $22.5 million and $7.5 million, respectively.

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

The New Senior Secured Term Loan contains usual and customary covenants for credit facilities of this type, including a requirement to have minimum unrestricted cash of $30 million as of the last day of each fiscal quarter, and restricts, among other things, our ability to incur debt, grant liens, sell assets, and make investments and pay dividends, in each case with customary exceptions, including an exception that permits dividends and repurchases of outstanding junior debt or equity in (i) an amount of up to $25 million per fiscal quarter if the First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 2.00 to 1.00, (ii) an amount of up to $50 million per fiscal quarter if the First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 1.50 to 1.00, and (iii) an unlimited amount if First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 1.00 to 1.00. As of June 30, 2022, we were in compliance with all of the covenants and obligations under the New Senior Secured Term Loan.

For the three and six months ended June 30, 2022, we recognized interest expense of $7.5 million and $14.4 million, respectively, and paid interest expense of $7.5 million and $14.4 million, respectively. For the three and six months ended June 30, 2022, we recognized amortization of original issue discount of $0.9 million and $1.8 million, respectively, and amortization of deferred financing costs of $0.2 million and $0.4 million, respectively. Additionally, during the three and six months ended June 30, 2022, we recognized losses on early extinguishment of debt of approximately $0.4 million and $1.8 million, respectively, related to the write-off of original issue discount and deferred financing costs as a result of early prepayments on the New Senior Secured Term Loan.

For the three and six months ended June 30, 2022, we made prepayments, inclusive of both mandatory and optional prepayments, totaling $26.9 million and $74.9 million, respectively, which were classified as financing activities in the condensed consolidated statements of cash flows. As of June 30, 2022, the effective interest rate for the New Senior Secured Term Loan was 6.3%.

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

The unamortized deferred financing costs will be amortized over the remaining contractual life of the 2026 Senior Notes. For the three and six months ended June 30, 2022, we recognized interest expense of $5.5 million and $11.5 million, respectively, and paid interest expense of $12.3 million and $12.9 million, respectively. For the three and six months ended June 30, 2022, we recognized amortization of original issue discount of $0.7 million and $1.4 million, respectively, and amortization of deferred financing costs of $0.5 million and $1.1 million, respectively, in connection with the 2026 Senior Notes. As of June 30, 2022, the effective interest rate on the 2026 Senior Notes was 7.3%.

In March and April 2022, we entered into privately negotiated agreements with certain holders of our 2026 Senior Notes and repurchased $22.5 million and $7.5 million, respectively, of principal of our outstanding 2026 Senior Notes in exchange for $22.5 million and $7.5 million, respectively, of New Senior Secured Term Loans (discussed above). The repurchases were treated as an extinguishment of a portion of the 2026 Senior Notes and as a result, for the three and six months ended June 30, 2022, we recognized losses on early extinguishment of debt of approximately $0.4 million and $1.7 million, respectively, related to the write-off of deferred financing costs.

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

For the three and six months ended June 30, 2022, we recognized interest expense of $7.3 million and $14.5 million, respectively, and paid interest expense of $14.6 million for both the three and six months ended June 30, 2022. For the three and six months ended June 30, 2021, we recognized interest expense of $7.4 million and $14.9 million, respectively, and paid interest expense of $16.1 million for both the three and six months ended June 30, 2021. In addition, during the three and six months ended June 30, 2022, we recognized amortization of the original issue discount of $2.9 million and $5.8 million, respectively, and amortization of deferred financing costs related to the 2027 Notes was immaterial for the three and six months ended June 30, 2022. For the three and six months ended June 30, 2021, we recognized amortization of original issue discount of $2.8 million and $5.1 million, respectively, and amortization of deferred financing costs related to the 2027 Notes was immaterial for the three and six months ended June 30, 2021. The effective interest rate on the liability component of the 2027 Notes was 10.5% as of both June 30, 2022 and 2021.

For the six months ended June 30, 2022, no shares were issued upon conversion, exercise, or satisfaction of the required conditions. Refer to Note 10 — Supplemental equity information for details on the convertible debt's impact to diluted earnings per share under the if-converted method.

Senior Convertible Notes due 2024

The $3.3 million principal value of the remaining 4.75% convertible senior notes due 2024 (the "2024 Notes") outstanding is reported as convertible debt in the condensed consolidated balance sheets. As of June 30, 2022, the effective interest rate on the 2024 Notes was 6.05%.

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

The CARES Act, enacted March 27, 2020, provided various forms of relief to companies impacted by the COVID-19 pandemic. As part of the relief available under the CARES Act, we deferred remittance of our 2020 Federal Insurance Contributions Act ("FICA") taxes as allowed by the legislation. We deferred $41.6 million of the employer portion of FICA taxes for payroll paid between March 27, 2020 and December 31, 2020. We paid 50% of the FICA deferral during the year ended December 31, 2021 with the remaining 50% to be remitted on January 3, 2023.

For the GR Plan in the U.S., we have deferred our contractual contribution and negotiated a contribution payment plan of $5.0 million per quarter through September 30, 2022.

We expect our capital expenditures for the remainder of 2022 to total approximately $21.0 million. These capital expenditures are anticipated to be primarily comprised of projects related to digital product development, costs associated with our print and technology systems, and system upgrades.

For both the three and six months ended June 30, 2022, we repurchased 800 thousand shares of Common Stock under the Stock Repurchase Program for approximately $3.1 million, excluding commissions. As of June 30, 2022, the remaining authorized amount under the Stock Repurchase Program was approximately $96.9 million.

Our leverage may adversely affect our business and financial performance and restricts our operating flexibility. The level of our indebtedness and our ongoing cash flow requirements may expose us to a risk that a substantial decrease in operating cash flows due to, among other things, continued or additional adverse economic developments or adverse developments in our business, could make it difficult for us to meet the financial and operating covenants contained in our New Senior Secured Term Loan, the 2026 Senior Notes, and the 2027 Notes. In addition, our leverage may limit cash flow available for general corporate purposes such as capital expenditures as well as share repurchases and acquisitions and our flexibility to react to competitive, technological, and other changes in our industry and economic conditions generally.

Although we currently forecast sufficient liquidity, a resurgence of the COVID-19 pandemic and related counter-measures could have a material adverse impact on our liquidity and our ability to meet our ongoing obligations, including obligations under the New Senior Secured Term Loan, the 2026 Senior Notes, and the 2027 Notes. We continue to closely monitor the COVID-19 pandemic and other economic factors, including but not limited to the current inflationary market and rising interest rates, and will continue to take the steps necessary to appropriately manage liquidity.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

See our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for a discussion of our critical accounting policies and use of estimates. There have been no material changes to our critical accounting policies and use of estimates discussed in such report.

NON-GAAP FINANCIAL MEASURES

A non-GAAP financial measure is generally defined as one that purports to measure historical or future financial performance, financial position, or cash flows, but excludes or includes amounts that would not be so excluded or included in the most comparable U.S generally accepted accounting principles ("U.S. GAAP") measure.

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

Adjusted EBITDA and Adjusted EBITDA margin are not alternatives to net income (loss) and margin as calculated and presented in accordance with U.S. GAAP. As such, they should not be considered or relied upon as substitutes or alternatives for any such U.S. GAAP financial measures. We strongly urge you to review the reconciliation of Net income (loss) attributable to Gannett to Adjusted EBITDA and Adjusted EBITDA margin along with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We also strongly urge you not to rely on any single financial measure to evaluate our business. In addition, because Adjusted EBITDA and Adjusted EBITDA margin are not measures of financial performance under U.S. GAAP and are susceptible to varying calculations, the Adjusted EBITDA and Adjusted EBITDA margin measures as presented in this report may differ from and may not be comparable to similarly titled measures used by other companies.

The table below shows the reconciliation of Net income (loss) attributable to Gannett to Adjusted EBITDA and Net income (loss) attributable to Gannett margin to Adjusted EBITDA margin:

	Three months ended June 30,		Six months ended June 30,
In thousands	2022	2021	2022	2021
Net income (loss) attributable to Gannett	$(53,688)	$15,115	$(56,655)	$(127,201)
Provision for income taxes	22,158	17,692	14,551	8,583
Interest expense	26,084	35,264	52,090	74,767
Loss on early extinguishment of debt	749	2,834	3,492	22,235
Non-operating pension income	(18,160)	(23,906)	(36,373)	(47,784)
Loss on convertible notes derivative	—	—	—	126,600
Depreciation and amortization	49,530	48,242	97,313	106,345
Integration and reorganization costs	15,745	8,444	27,143	21,848
Other operating expenses	314	774	1,416	11,350
Asset impairments	85	—	939	833
Loss (gain) on sale or disposal of assets, net	372	5,294	(2,432)	10,039
Share-based compensation expense	5,385	5,779	8,778	9,202
Other Items	2,277	237	4,760	(583)
Adjusted EBITDA (non-GAAP basis)	$50,851	$115,769	$115,022	$216,234
Net income (loss) attributable to Gannett margin	(7.2)%	1.9%	(3.8)%	(8.0)%
Adjusted EBITDA margin (non-GAAP basis)	6.8%	14.4%	7.7%	13.7%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including from changes in interest rates and foreign currency exchange rates. Changes in these factors could cause fluctuations in earnings and cash flow. In the normal course of business, exposure to certain of these market risks is managed as described below.

Interest Rates

We generally manage our risk associated with changes in interest rates through the use of a combination of variable and fixed-rate debt. As of June 30, 2022, we had variable and fixed-rate debt totaling $485.2 million and $858.6 million, respectively. Our variable-rate debt consisted of the New Senior Secured Term Loan, which bears interest at the Adjusted Term SOFR which was 1.53% at June 30, 2022. A hypothetical interest rate increase of 150 basis points would not have materially impacted our interest expense for the three and six months ended June 30, 2022 or cash flows for the six months ended June 30, 2022 related to our variable-rate debt. See Note 6 — Debt to our condensed consolidated financial statements for further discussion of our debt.

Foreign Currency

We are exposed to foreign exchange rate risk due to our operations in the U.K., for which the British pound sterling is the functional currency. We are also exposed to foreign exchange rate risk due to our DMS segment which has operating activities denominated in currencies other than the U.S. dollar, including the Australian dollar, Canadian dollar, Indian rupee, and New Zealand dollar.

Translation gains or losses affecting the condensed consolidated statements of operations and comprehensive income (loss) have not been significant in the past. Cumulative foreign currency translation gains and losses reported as part of equity equated to a loss of $14.1 million at June 30, 2022, primarily due to the strengthening of the U.S. dollar compared to the British pound sterling.

Newsquest's assets and liabilities were translated from British pounds sterling to U.S. dollars at the June 30, 2022 exchange rate of 1.22. Newsquest's financial results were translated at an average rate of 1.30 for the six months ended June 30, 2022. A hypothetical 10% fluctuation of the price of the British pound sterling and the currencies in our DMS segment against the U.S. dollar would not have materially impacted operating income for the three and six months ended June 30, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

In February 2022, the Company's Board of Directors authorized the repurchase of up to $100 million of the Company's Common Stock (the "Stock Repurchase Program"). Repurchases may be made from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or by means of one or more tender offers, in each case, as permitted by securities laws and other legal requirements. The amount and timing of the purchases will depend on a number of factors including, but not limited to, the price and availability of the Company's shares, trading volume, capital availability, Company performance and general economic and market conditions. The Stock Repurchase Program may be suspended or discontinued at any time. For both the three and six months ended June 30, 2022, the Company repurchased 800 thousand shares of Common Stock under the Stock Repurchase Program for approximately $3.1 million, excluding commissions. As of June 30, 2022, the remaining authorized amount under the Stock Repurchase Program was approximately $96.9 million.

The following table details our monthly share repurchases of Common Stock during the three months ended June 30, 2022:

In thousands, except per share amounts	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum approximate dollar value that may yet be purchased under the Stock Repurchase Program
Period
April 1, 2022 - April 30, 2022	9	$4.24	—	$100,000
May 1, 2022 - May 31, 2022	800	$3.83	800	$96,940
June 1, 2022 - June 30, 2022	55	$3.93	—	$96,940
Total	864	$3.84	800	$96,940

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

This item is not applicable.

ITEM 5. OTHER INFORMATION

As previously disclosed, we, through our subsidiary Gannett Media Corp. ("Gannett Media"), entered into a strategic alliance with Tipico USA Technology, Inc. ("Tipico"). In connection with the alliance, we entered into a Strategic Alliance Agreement, dated as of July 26, 2021 (the "Original Agreement"). On July 29, 2022, we entered into a Binding Term Sheet (the "Term Sheet") pursuant to which, as of August 1, 2022 (the "Effective Date"), (a) we mutually terminated the Original Agreement, (b) Tipico repurchased the warrant issued to us under the Original Agreement, representing a minority interest in Tipico US Group Corp., parent company of Tipico, and (c) we agreed to new terms for a media partnership for an initial term of four years from the Effective Date. Pursuant to the Term Sheet, Gannett Media will provide Tipico, subject to applicable laws, advertising, marketing, promotions, events and services that are crafted to promote Tipico, Tipico's brand and the Tipico gambling services within the United States, on an exclusive basis in certain states (non-exclusive elsewhere) subject to certain minimum payment requirements. Tipico will pay media fees and a warrant repurchase price in the aggregate of approximately $14.7 million over the initial term of the new media partnership. In addition, Tipico will continue to pay Gannett Media for certain qualified player referrals over the term of the new media partnership.

We have also agreed to use commercially reasonable efforts to promptly negotiate and execute a long-form agreement and other documentation that will contain, among other things, customary representations, warranties and indemnities. Until such time as the Term Sheet is replaced by any such further documentation, the Term Sheet will remain binding.

The foregoing summary of the Term Sheet does not purport to be complete and is qualified in its entirety by reference to the full text of the Term Sheet intended to be filed with the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 2022.

ITEM 6. EXHIBITS

Exhibit Number	Description	Location
10.1	Amendment No. 2, dated as of March 21, 2022, to the First Lien Credit Agreement dated as of October 15, 2021, as amended, by and among Gannett Co., Inc., Gannett Holdings LLC, the Guarantors from time to time party thereto, the Lenders from time to time party thereto, and Citibank N.A., as administrative agent and collateral agent.	Filed herewith.
10.2	Amendment No. 3, dated as of April 8, 2022, to the First Lien Credit Agreement dated as of October 15, 2021, as amended, by and among Gannett Co., Inc., Gannett Holdings LLC, the Guarantors from time to time party thereto, the Lenders from time to time party thereto, and Citibank N.A., as administrative agent and collateral agent.	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(d) of the Securities Exchange Act of 1934.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(d) of the Securities Exchange Act of 1934.	Filed herewith.
32.1	Section 1350 Certification of Principal Executive Officer.	Furnished herewith.
32.2	Section 1350 Certification of Principal Financial Officer.	Furnished herewith.
101
The following financial information from Gannett Co., Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income; (iii) Condensed Consolidated Statements of Cash Flow; (iv) Condensed Consolidated Statements of Equity; and (v) Notes to Condensed Consolidated Financial Statements
Attached.
104	Cover Page Interactive Data File (formatted as Inline XBRL and embedded within the Inline XBRL document)	Attached.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2022	GANNETT CO., INC.

/s/ Douglas E. Horne
Douglas E. Horne
Chief Financial Officer and Chief Accounting Officer
(On behalf of the Registrant and as principal financial and principal accounting officer)