Form 10-Q
period 2022-09-30
Gannett Co., Inc.
filed 2022-11-03
CIK 1579684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of October 31, 2022, 146,092,325 shares of the registrant's Common Stock were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our current views regarding, among other things, our future growth, results of operations, performance, business prospects and opportunities, and our environmental, social and governance goals, and are not statements of historical fact. Words such as "anticipate(s)," "expect(s)," "plan(s)," "project(s)," "believe(s)," "forecast," "will," "aim," "would," "may," "seek(s)," "estimate(s)" and similar expressions are intended to identify such forward-looking statements.

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
•Our ability to meet our performance goals while implementing our cost control programs;
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

INDEX TO GANNETT CO., INC.
Q3 2022 FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GANNETT CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share data	September 30, 2022	December 31, 2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$124,867	$130,756
Accounts receivable, net of allowance for doubtful accounts of $12,056 and $16,470 as of September 30, 2022 and December 31, 2021, respectively	270,440	328,733
Inventories	37,853	37,662
Prepaid expenses and other current assets	70,088	80,110
Total current assets	503,248	577,261
Property, plant and equipment, net of accumulated depreciation of $348,363 and $336,500 as of September 30, 2022 and December 31, 2021, respectively	328,607	415,384
Operating lease assets	243,096	271,935
Goodwill	537,898	533,709
Intangible assets, net	638,337	713,153
Deferred tax assets	—	32,399
Pension and other assets	230,466	284,228
Total assets	$2,481,652	$2,828,069

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$342,815	$357,014
Deferred revenue	161,585	184,838
Current portion of long-term debt	91,117	69,456
Other current liabilities	53,142	51,218
Total current liabilities	648,659	662,526
Long-term debt	708,970	769,446
Convertible debt	402,469	393,354
Deferred tax liabilities	7,161	28,812
Pension and other postretirement benefit obligations	65,911	71,937
Long-term operating lease liabilities	228,412	254,969
Other long-term liabilities	106,935	117,410
Total noncurrent liabilities	1,519,858	1,635,928
Total liabilities	2,168,517	2,298,454
Commitments and contingent liabilities (See Note 11)
Equity
Preferred stock, $0.01 par value per share, 300,000 shares authorized, of which 150,000 shares are designated as Series A Junior Participating Preferred Stock, none of which were issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value per share, 2,000,000,000 shares authorized, 152,710,398 shares issued and 146,218,045 shares outstanding at September 30, 2022; 144,667,389 shares issued and 142,299,399 shares outstanding at December 31, 2021	1,527	1,446
Treasury stock, at cost, 6,492,353 shares and 2,367,990 shares at September 30, 2022 and December 31, 2021, respectively	(14,706)	(8,151)
Additional paid-in capital	1,406,556	1,400,206
Accumulated deficit	(1,032,168)	(921,399)
Accumulated other comprehensive (loss) income	(47,803)	59,998
Total Gannett stockholders equity	313,406	532,100
Noncontrolling interests	(271)	(2,485)
Total equity	313,135	529,615
Total liabilities and equity	$2,481,652	$2,828,069
The accompanying notes are an integral part of these condensed consolidated financial statements.

GANNETT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
In thousands, except per share amounts	2022	2021	2022	2021
Advertising and marketing services	$361,847	$412,020	$1,120,570	$1,220,487
Circulation	264,732	306,702	827,958	942,398
Other	91,323	81,463	266,111	218,659
Total operating revenues	717,902	800,185	2,214,639	2,381,544
Operating costs	459,343	480,289	1,405,230	1,431,259
Selling, general and administrative expenses	212,473	225,596	662,146	652,184
Depreciation and amortization	44,778	48,107	142,091	154,452
Integration and reorganization costs	33,311	13,619	60,454	35,467
Asset impairments	71	2,301	1,010	3,134
(Gain) loss on sale or disposal of assets, net	(7,180)	(833)	(9,612)	9,206
Other operating expenses	249	4	1,665	11,354
Total operating expenses	743,045	769,083	2,262,984	2,297,056
Operating income (loss)	(25,143)	31,102	(48,345)	84,488
Interest expense	27,750	34,603	79,840	109,370
(Gain) loss on early extinguishment of debt	(1,228)	3,761	2,264	25,996
Non-operating pension income	(14,990)	(23,860)	(51,363)	(71,644)
Loss on convertible notes derivative	—	—	—	126,600
Other non-operating income, net	(651)	(931)	(811)	(3,954)
Non-operating expenses	10,881	13,573	29,930	186,368
Income (loss) before income taxes	(36,024)	17,529	(78,275)	(101,880)
Provision for income taxes	18,098	2,984	32,649	11,567
Net income (loss)	(54,122)	14,545	(110,924)	(113,447)
Net loss attributable to noncontrolling interests(a)	(8)	(142)	(155)	(933)
Net income (loss) attributable to Gannett	$(54,114)	$14,687	$(110,769)	$(112,514)

Income (loss) per share attributable to Gannett - basic	$(0.39)	$0.11	$(0.81)	$(0.84)
Income (loss) per share attributable to Gannett - diluted	$(0.39)	$0.09	$(0.81)	$(0.84)

Other comprehensive loss:
Foreign currency translation adjustments	$(21,721)	$(5,487)	$(44,925)	$(700)
Pension and other postretirement benefit items:
Net actuarial loss	(99,904)	—	(88,914)	(300)
Amortization of net actuarial (gain) loss	(125)	25	(374)	40
Other	1,153	1,051	3,158	205
Total pension and other postretirement benefit items	(98,876)	1,076	(86,130)	(55)
Other comprehensive loss before tax	(120,597)	(4,411)	(131,055)	(755)
Income tax expense (benefit) related to components of other comprehensive income (loss)	(26,047)	7	(23,254)	(177)
Other comprehensive loss, net of tax	(94,550)	(4,418)	(107,801)	(578)
Comprehensive income (loss)	(148,672)	10,127	(218,725)	(114,025)
Comprehensive loss attributable to noncontrolling interests(a)	(8)	(142)	(155)	(933)
Comprehensive income (loss) attributable to Gannett	$(148,664)	$10,269	$(218,570)	$(113,092)
(a)     For the three and nine months ended September 30, 2022, there were no redeemable noncontrolling interests included in Net loss attributable to noncontrolling interests. For the three and nine months ended September 30, 2021, Net loss attributable to noncontrolling interests included $0.1 million and $0.9 million, respectively, relating to redeemable noncontrolling interests.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GANNETT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
In thousands	2022	2021
Operating activities
Net loss	$(110,924)	$(113,447)
Adjustments to reconcile net loss to operating cash flows:
Depreciation and amortization	142,091	154,452
Share-based compensation expense	13,277	13,804
Non-cash interest expense	15,954	18,719
(Gain) loss on sale or disposal of assets, net	(9,612)	9,206
Loss on convertible notes derivative	—	126,600
Loss on early extinguishment of debt	2,264	25,996
Asset impairments	1,010	3,134
Pension and other postretirement benefit obligations	(71,640)	(114,663)
Change in other assets and liabilities, net	50,562	9,546
Cash provided by operating activities	32,982	133,347
Investing activities
Acquisitions, net of cash acquired	(15,432)	—
Purchase of property, plant and equipment	(35,943)	(27,265)
Proceeds from sale of real estate and other assets	71,004	67,434
Change in other investing activities	(548)	(933)
Cash provided by investing activities	19,081	39,236
Financing activities
Payments of deferred financing costs	(957)	(33,921)
Borrowings under term loans	80,000	1,045,000
Repayments under term loans	(92,212)	(1,220,751)
Repayments of long-term debt	(35,355)	—
Acquisition of noncontrolling interests	(2,050)	—
Treasury stock	(6,529)	(2,034)
Changes in other financing activities	(941)	(578)
Cash used for financing activities	(58,044)	(212,284)
Effect of currency exchange rate change on cash	(1,447)	389
Decrease in cash, cash equivalents and restricted cash	(7,428)	(39,312)
Cash, cash equivalents and restricted cash at beginning of period	143,619	206,726
Cash, cash equivalents and restricted cash at end of period	$136,191	$167,414
The accompanying notes are an integral part of these condensed consolidated financial statements.

GANNETT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three months ended September 30, 2022
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Treasury stock		Non-controlling interest(a)
In thousands	Shares	Amount				Shares	Amount		Total
Balance at June 30, 2022	152,598	$1,526	$1,402,652	$46,747	$(978,054)	5,810	$(14,700)	$(263)	$457,908
Net loss attributable to Gannett	—	—	—	—	(54,114)	—	—	(8)	(54,122)
Restricted stock awards settled, net of withholdings	—	—	(178)	—	—	—	—	—	(178)
Restricted share grants	96	1	(1)	—	—	—	—	—	—
Other comprehensive loss, net(b)	—	—	—	(94,550)	—	—	—	—	(94,550)
Share-based compensation expense	—	—	4,499	—	—	—	—	—	4,499
Issuance of common stock	16	—	25	—	—	—	—	—	25
Restricted share forfeiture	—	—	—	—	—	682	(6)	—	(6)
Other activity	—	—	(441)	—	—	—	—	—	(441)
Balance at September 30, 2022	152,710	$1,527	$1,406,556	$(47,803)	$(1,032,168)	6,492	$(14,706)	$(271)	$313,135

	Three months ended September 30, 2021
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Treasury stock		Non-controlling interest(a)
In thousands	Shares	Amount				Shares	Amount		Total
Balance at June 30, 2021	144,639	$1,446	$1,395,191	$54,013	$(913,638)	2,015	$(6,935)	$—	$530,077
Net income attributable to Gannett	—	—	—	—	14,687	—	—	—	14,687
Restricted stock awards settled, net of withholdings	3	—	(6)	—	—	—	—	—	(6)
Restricted share grants	5	—	—	—	—	—	—	—	—
Other comprehensive loss, net(b)	—	—	—	(4,418)	—	—	—	—	(4,418)
Share-based compensation expense	—	—	4,602	—	—	—	—	—	4,602
Issuance of common stock	7	—	38	—	—	—	—	—	38
Treasury stock	—	—	—	—	—	119	(4)	—	(4)
Restricted share forfeiture	—	—	—	—	—	—	(1)	—	(1)
Other activity	—	—	(132)	—	—	—	—	—	(132)
Balance at September 30, 2021	144,654	$1,446	$1,399,693	$49,595	$(898,951)	2,134	$(6,940)	$—	$544,843
(a) Excludes Redeemable noncontrolling interests which are reflected in temporary equity.
(b) For the three months ended September 30, 2022 and 2021, Other comprehensive loss is net of income tax benefit of $26.0 million and income tax provision of $7.0 thousand, respectively.

GANNETT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - CONTINUED
(Unaudited)

	Nine months ended September 30, 2022
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Treasury stock		Non-controlling interest(a)
In thousands	Shares	Amount				Shares	Amount		Total
Balance at December 31, 2021	144,667	$1,446	$1,400,206	$59,998	$(921,399)	2,368	$(8,151)	$(2,485)	$529,615
Net loss attributable to Gannett	—	—	—	—	(110,769)	—	—	(155)	(110,924)
Acquisition of noncontrolling interests	—	—	(4,419)	—	—	—	—	2,369	(2,050)
Restricted stock awards settled, net of withholdings	615	7	(1,737)	—	—	—	—	—	(1,730)
Restricted share grants	7,127	71	(71)	—	—	—	—	—	—
Other comprehensive loss, net(c)	—	—	—	(107,801)	—	—	—	—	(107,801)
Share-based compensation expense	—	—	13,277	—	—	—	—	—	13,277
Issuance of common stock	301	3	110	—	—	—	—	—	113
Treasury stock	—	—	—	—	—	1,555	(6,529)	—	(6,529)
Restricted share forfeiture	—	—	—	—	—	2,569	(26)	—	(26)
Other activity	—	—	(810)	—	—	—	—	—	(810)
Balance at September 30, 2022	152,710	$1,527	$1,406,556	$(47,803)	$(1,032,168)	6,492	$(14,706)	$(271)	$313,135

	Nine months ended September 30, 2021
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Treasury stock		Non-controlling interest(a)
In thousands	Shares	Amount				Shares	Amount		Total
Balance at December 30, 2020	139,495	$1,395	$1,103,881	$50,173	$(786,437)	1,392	$(4,903)	$—	$364,109
Net loss attributable to Gannett	—	—	—	—	(112,514)	—	—	—	(112,514)
Restricted stock awards settled, net of withholdings	1,065	10	(1,912)	—	—	—	—	—	(1,902)
Restricted share grants	3,883	39	(39)	—	—	—	—	—	—
Equity component - 2027 Notes	—	—	283,718	—	—	—	—	—	283,718
Other comprehensive loss, net(c)	—	—	—	(578)	—	—	—	—	(578)
Share-based compensation expense	—	—	13,804	—	—	—	—	—	13,804
Issuance of common stock	211	2	99	—	—	—	—	—	101
Remeasurement of redeemable noncontrolling interests	—	—	126	—	—	—	—	—	126
Treasury stock	—	—	—	—	—	512	(2,034)	—	(2,034)
Restricted share forfeiture	—	—	—	—	—	230	(3)	—	(3)
Other activity	—	—	16	—	—	—	—	—	16
Balance at September 30, 2021	144,654	$1,446	$1,399,693	$49,595	$(898,951)	2,134	$(6,940)	$—	$544,843
(a) Excludes Redeemable noncontrolling interests which are reflected in temporary equity.
(c) For the nine months ended September 30, 2022 and 2021, Other comprehensive loss is net of income tax benefit of $23.3 million and $0.2 million, respectively.

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

Our current portfolio of media assets includes USA TODAY, local media organizations in 45 states in the U.S., and Newsquest, a wholly-owned subsidiary operating in the United Kingdom (the "U.K.") with more than 150 local news media brands. We also own digital marketing services companies branded LocaliQ, which provide a cloud-based platform of products to enable small and medium-sized businesses to accomplish their marketing goals. In addition, we run what we believe is the largest media-owned events business in the U.S., USA TODAY NETWORK Ventures.

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

Impacts of the COVID-19 pandemic

As a result of the COVID-19 pandemic, we initially experienced a significant decline in Advertising and marketing services revenues, which accelerated the secular declines that we continue to experience. We continue to experience constraints on the sales of single copy newspapers, largely tied to reduced business travel. While COVID-19 related operating trends have improved since the second quarter of 2020, which represents the quarter that was most significantly impacted by the pandemic, we expect that the resulting changes in consumer behavior will continue to have a negative impact on our business and results of operations in the near-term, including lower revenues and attendance associated with events as compared to pre-COVID-19 pandemic levels and lower sales of single copy newspapers. If the COVID-19 pandemic were to revert to conditions that existed during 2020, including measures to help mitigate and control the spread of the virus, we would expect to experience further negative impacts in Advertising and marketing services revenues and Circulation revenues.

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

The Company’s condensed consolidated statements of operations and comprehensive income (loss) present revenues disaggregated by revenue type. Sales taxes and other usage-based taxes are excluded from revenues. The following table presents our revenues disaggregated by source:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2022	2021	2022	2021
Print advertising	$159,324	$190,044	$506,295	$584,165
Digital advertising and marketing services	202,523	221,976	614,275	636,322
Total advertising and marketing services	361,847	412,020	1,120,570	1,220,487
Circulation	264,732	306,702	827,958	942,398
Other	91,323	81,463	266,111	218,659
Total revenues	$717,902	$800,185	$2,214,639	$2,381,544

For the three and nine months ended September 30, 2022, revenues generated from international locations were approximately 9.6% and 9.4% of total revenues, respectively. For the three and nine months ended September 30, 2021, revenues generated from international locations were approximately 7.9% and 7.7% of total revenues, respectively.

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

The following table presents changes in the deferred revenues balance by type of revenues:

	Nine months ended September 30, 2022			Nine months ended September 30, 2021
In thousands	Advertising, marketing services, and other	Circulation	Total	Advertising, marketing services, and other	Circulation	Total
Beginning balance	$60,665	$124,173	$184,838	$51,686	$134,321	$186,007
Acquisition	—	2,388	2,388	—	—	—
Cash receipts	203,704	725,621	929,325	226,214	738,366	964,580
Revenue recognized	(216,540)	(738,426)	(954,966)	(206,203)	(748,125)	(954,328)
Ending balance	$47,829	$113,756	$161,585	$71,697	$124,562	$196,259

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

The following table presents changes in the allowance for doubtful accounts:

	Nine months ended September 30,
In thousands	2022	2021
Beginning balance	$16,470	$20,843
Current period provision	5,074	3,478
Write-offs charged against the allowance	(13,149)	(10,998)
Recoveries of amounts previously written-off	3,469	3,076
Other	192	12
Ending balance	$12,056	$16,411

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

For the three and nine months ended September 30, 2022, the Company recorded $3.5 million and $5.1 million in bad debt expense, respectively. For the three and nine months ended September 30, 2021, the Company recorded $2.8 million and $3.5 million in bad debt expense, respectively. Bad debt expense is included in Selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss). For both the three months and nine months ended September 30, 2022, the Company recorded an increase in bad debt expense due to increased write-offs and reserves associated with circulation revenue in the third quarter of 2022.

NOTE 4 — Goodwill and intangible assets

Goodwill and intangible assets consisted of the following:

	September 30, 2022			December 31, 2021
In thousands	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets:
Advertiser relationships	$452,018	$185,930	$266,088	$453,038	$153,988	$299,050
Other customer relationships	102,287	43,544	58,743	102,486	35,237	67,249
Subscriber relationships	253,715	122,209	131,506	254,162	99,905	154,257
Other intangible assets	68,780	53,885	14,895	68,690	44,291	24,399
Sub-total	$876,800	$405,568	$471,232	$878,376	$333,421	$544,955
Indefinite-lived intangible assets:
Mastheads			167,105			168,198
Total intangible assets			$638,337			$713,153

Goodwill			$537,898			$533,709

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

In addition to the annual impairment test, the Company is required to regularly assess whether a triggering event has occurred under both ASC 350 and ASC 360, which would require interim impairment testing. As of September 30, 2022, the Company performed a review of potential impairment indicators under both ASC 350 and ASC 360 and it was determined that no indicators of impairment were present.

While the Company believes its judgments represent reasonably possible outcomes based on available facts and circumstances, adverse changes to the assumptions, including those related to macroeconomic factors, comparable public company trading values and prevailing conditions in the capital markets, could lead to future declines in the fair value of a reporting unit. The Company continually evaluates whether current factors or indicators, such as prevailing conditions in the business environment, capital markets or the economy generally and actual or projected operating results, require the performance of an interim impairment assessment of goodwill, as well as other long-lived assets. For example, any significant shortfall, now or in the future, in advertising revenues or subscribers and/or consumer acceptance of our products could lead to a downward revision in the fair value of certain reporting units.

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

Severance-related expenses

The Company recorded severance-related expenses by segment as follows:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2022	2021	2022	2021
Gannett Media	$11,334	$1,941	$27,106	$10,125
Digital Marketing Solutions	191	402	340	321
Corporate and other	4,212	317	5,288	440
Total	$15,737	$2,660	$32,734	$10,886

A rollforward of the accrued severance and related costs included in Accounts payable and accrued expenses on the condensed consolidated balance sheets for the nine months ended September 30, 2022 is as follows:

In thousands	Severance and related costs
Beginning balance	$12,558
Restructuring provision included in integration and reorganization costs	32,734
Cash payments	(25,704)
Ending balance	$19,588

The restructuring reserve balance is expected to be paid out over the next twelve months.

Facility consolidation and other restructuring-related expenses

Facility consolidation and other restructuring-related expenses represent costs for consolidating operations, systems implementation, and outsourcing of corporate functions. The Company recorded facility consolidation charges and other restructuring-related costs by segment as follows:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2022	2021	2022	2021
Gannett Media (a)	$14,044	$1,571	$15,034	$516
Digital Marketing Solutions	240	529	535	980
Corporate and other (b)	3,290	8,859	12,151	23,085
Total	$17,574	$10,959	$27,720	$24,581
(a) The increase in Facility consolidation and other restructuring-related expenses at the Gannett Media segment for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 was driven primarily by an increase in other costs, including a withdrawal liability which was expensed as a result of ceasing contributions to a multiemployer pension plan, as well as facilities consolidation expenses associated with exiting a lease.
(b) The decrease in Facility consolidation and other restructuring-related expenses at the Corporate and other segment for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 was driven primarily by a decrease in costs associated with systems implementation and outsourcing of corporate functions.

Accelerated depreciation

The Company incurred accelerated depreciation, a component of Depreciation and amortization expense in the condensed consolidated statements of operations and comprehensive income (loss) related to the shortened useful life of assets due to the closing of print facilities and sale of property primarily at the Gannett Media segment, of $0.3 million and $1.1 million for the three months ended September 30, 2022 and 2021, respectively, and $10.5 million and $11.4 million for the nine months ended September 30, 2022 and 2021, respectively.

NOTE 6 — Debt

The Company's debt consisted of the following:

	September 30, 2022				December 31, 2021
(in millions)	Principal balance	Unamortized original issue discount	Unamortized deferred financing costs	Carrying value	Principal balance	Unamortized original issue discount	Unamortized deferred financing costs	Carrying value
New Senior Secured Term Loan	$467.9	$(10.0)	$(2.2)	$455.7	$480.1	$(14.1)	$(2.7)	$463.3
2026 Senior Notes	363.0	(10.5)	(8.2)	344.3	400.0	(13.7)	(10.7)	375.6
2027 Notes	485.3	(84.3)	(1.8)	399.2	485.3	(93.2)	(2.0)	390.1
2024 Notes	3.3	—	—	3.3	3.3	—	—	3.3
Total debt	$1,319.5	$(104.8)	$(12.2)	$1,202.5	$1,368.7	$(121.0)	$(15.4)	$1,232.3
Less: Current portion of long-term debt	$(91.1)	$—	$—	$(91.1)	$(69.5)	$—	$—	$(69.5)
Non-current portion of long-term debt	$1,228.4	$(104.8)	$(12.2)	$1,111.4	$1,299.2	$(121.0)	$(15.4)	$1,162.8

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

The New Senior Secured Term Loan contains usual and customary covenants for credit facilities of this type, including a requirement to have minimum unrestricted cash of $30 million as of the last day of each fiscal quarter, and restricts, among other things, our ability to incur debt, grant liens, sell assets, and make investments and pay dividends, in each case with customary exceptions, including an exception that permits dividends and repurchases of outstanding junior debt or equity in (i) an amount of up to $25 million per fiscal quarter if the First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 2.00 to 1.00, (ii) an amount of up to $50 million per fiscal quarter if the First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 1.50 to 1.00, and (iii) an unlimited amount if First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 1.00 to 1.00. As of September 30, 2022, the Company was in compliance with all of the covenants and obligations under the New Senior Secured Term Loan.

The New Senior Secured Term Loan was recorded at carrying value, which approximates fair value in the condensed consolidated balance sheets and was classified as Level 2.

For the three and nine months ended September 30, 2022, the Company recognized interest expense of $8.9 million and $23.3 million, respectively, and paid interest expense of $8.9 million and $23.3 million, respectively. For the three and nine months ended September 30, 2022, the Company recognized amortization of original issue discount of $0.9 million and $2.7 million, respectively, and amortization of deferred financing costs of $0.2 million and $0.6 million, respectively. Additionally, during the three and nine months ended September 30, 2022, the Company recognized losses on early extinguishment of debt which were immaterial and $1.8 million, respectively, related to the write-off of original issue discount and deferred financing costs as a result of early prepayments on the New Senior Secured Term Loan.

For the three and nine months ended September 30, 2022, the Company made prepayments, inclusive of both mandatory and optional prepayments, totaling $17.3 million and $92.2 million, respectively, which were classified as financing activities in the condensed consolidated statements of cash flows. As of September 30, 2022, the effective interest rate for the New Senior Secured Term Loan was 6.4%.

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

The 2026 Senior Notes are classified as Level 2 because they are measured at fair value using commonly accepted valuation methodologies and indirectly observable, market-based risk measurements and historical data, and a review of prices and terms available for similar debt instruments.

The unamortized deferred financing costs will be amortized over the remaining contractual life of the 2026 Senior Notes. For the three and nine months ended September 30, 2022, the Company recognized interest expense of $5.6 million and $17.1 million, respectively, and paid interest expense of $0.2 million and $13.1 million, respectively. For the three and nine months ended September 30, 2022, the Company recognized amortization of original issue discount of $0.7 million and $2.1 million, respectively, and amortization of deferred financing costs of $0.5 million and $1.6 million, respectively, in connection with the 2026 Senior Notes. As of September 30, 2022, the effective interest rate on the 2026 Senior Notes was 7.3%.

The Company entered into privately negotiated agreements with certain holders of our 2026 Senior Notes, and for the three and nine months ended September 30, 2022, repurchased $7.0 million and $37.0 million, respectively, of principal of our outstanding 2026 Senior Notes. In connection with these repurchases, the Company exchanged $30.0 million of our 2026 Senior Notes for $30.0 million of our New Senior Secured Term Loan. The repurchases were treated as an extinguishment of a portion of the 2026 Senior Notes, and as a result, the Company recognized a gain on the early extinguishment of debt of approximately $1.3 million for the three months ended September 30, 2022, and a loss on the early extinguishment of debt of approximately $0.4 million for the nine months ended September 30, 2022, related to the write-off of unamortized original issue discount and deferred financing costs.

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

The 2027 Notes have two components: (i) a debt component, and (ii) an equity component. The debt component of the 2027 Notes is classified as Level 2 because it is measured at fair value using commonly accepted valuation methodologies and indirectly observable, market-based risk measurements and historical data, and a review of prices and terms available for similar debt instruments that do not contain a conversion feature. The fair value of the equity component is classified as Level 3 because it is measured at fair value using a binomial lattice model using assumptions based on market information and historical data, and significant unobservable inputs. As of September 30, 2022 and December 31, 2021, the amount of the conversion feature recorded in Additional paid-in capital was $279.6 million.

For the three and nine months ended September 30, 2022, the Company recognized interest expense of $7.3 million and $21.8 million, respectively, and paid no interest expense for the three months ended September 30, 2022 and paid interest expense of $14.6 million for the nine months ended September 30, 2022. For the three and nine months ended September 30, 2021, the Company recognized interest expense of $7.5 million and $22.4 million, respectively, and paid no interest expense for the three months ended September 30, 2021 and paid interest expense of $16.1 million for the nine months ended September 30, 2021. In addition, during the three and nine months ended September 30, 2022, the Company recognized amortization of the original issue discount of $3.1 million and $8.9 million, respectively, and amortization of deferred financing costs related to the 2027 Notes was immaterial for the three and nine months ended September 30, 2022. For the three and nine months ended September 30, 2021, the Company recognized amortization of original issue discount of $2.9 million and $7.9 million, respectively, and amortization of deferred financing costs related to the 2027 Notes was immaterial and $0.2 million for the three and nine months ended September 30, 2021, respectively. The effective interest rate on the liability component of the 2027 Notes was 10.5% as of both September 30, 2022 and 2021.

For the nine months ended September 30, 2022, no shares were issued upon conversion, exercise, or satisfaction of the required conditions. Refer to Note 10 — Supplemental equity information for details on the convertible debt's impact to diluted earnings per share under the if-converted method.

Senior Convertible Notes due 2024

The $3.3 million principal value of the remaining 4.75% convertible senior notes due 2024 (the "2024 Notes") outstanding is reported as convertible debt in the condensed consolidated balance sheets. As of September 30, 2022, the effective interest rate on the 2024 Notes was 6.05%.

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

Retirement plan costs include the following components:

	Pension benefits		Postretirement benefits
	Three months ended September 30,		Three months ended September 30,
In thousands	2022	2021	2022	2021
Operating expenses:
Service cost - benefits earned during the period	$448	$490	$19	$23
Non-operating expenses:
Interest cost on benefit obligation	17,715	17,042	442	428
Expected return on plan assets	(32,316)	(41,355)	—	—
Amortization of actuarial loss (gain)	22	38	(147)	(13)
Pension settlement gain	(706)	—	n/a	n/a
Total non-operating (benefit) expenses	$(15,285)	$(24,275)	$295	$415
Total expense (benefit) for retirement plans	$(14,837)	$(23,785)	$314	$438

	Pension benefits		Postretirement benefits
	Nine months ended September 30,		Nine months ended September 30,
In thousands	2022	2021	2022	2021
Operating expenses:
Service cost - benefits earned during the period	$1,357	$1,470	$57	$67
Non-operating expenses:
Interest cost on benefit obligation	54,496	51,179	1,327	1,330
Expected return on plan assets	(106,106)	(124,193)	—	—
Amortization of actuarial loss (gain)	67	115	(441)	(75)
Pension settlement gain	(706)	—	n/a	n/a
Total non-operating (benefit) expenses	$(52,249)	$(72,899)	$886	$1,255
Total expense (benefit) for retirement plans	$(50,892)	$(71,429)	$943	$1,322

Purchase of Pension Annuity Contract

On August 31, 2022, Gannett Media Corp., a wholly-owned subsidiary of the Company, as sponsor of the GR Plan, entered into an agreement pursuant to which the GR Plan used a portion of its assets to purchase annuities from two insurance companies (the "Insurers") and transferred approximately $450 million of the GR Plan's pension liabilities and related pension assets. As of August 31, 2022, this agreement irrevocably transferred to the Insurers future GR Plan benefit obligations for certain U.S. retirees and beneficiaries ("Participants") beginning with payments due to the Participants on November 1, 2022 (the "Effective Date") and Gannett Media Corp. has no financial responsibility for the Participants' benefits on or after such date. As of the Effective Date, the Insurers have assumed responsibility for administrative and customer service support, including distribution of payments to the Participants. Participants' benefits were not reduced as a result of this transaction. As a result of this transaction, we were required to remeasure the related plan benefit obligations and assets as of August 31, 2022 reflecting the use of an updated discount rate. The plan remeasurement resulted in a decrease of $99.9 million to our net funded pension obligation, which includes a decrease in benefit obligation of $281.8 million (primarily due to an increase in the discount rate from 2.95% at January 1, 2022 to 5.05%) and an incremental decrease in plan assets of $381.7 million. In addition, we recognized a noncash pension settlement gain of $0.7 million ($0.5 million after tax) for the GR Plan for the quarter ended September 30, 2022, which represents the accelerated recognition of actuarial gains that were included in accumulated other comprehensive income (loss) within stockholders' equity.

Contributions

During the nine months ended September 30, 2022, we contributed $17.9 million and $3.8 million to our pension and other postretirement plans, respectively. Additionally, in response to the COVID-19 pandemic, our GR Plan in the U.S. has deferred certain contractual contributions and negotiated a contribution payment plan of $5.0 million per quarter from December 31,

2020 through the end of June 30, 2022. Beginning with the quarter ending December 31, 2022, and ending with the quarter ending September 30, 2024, the GR Plan's appointed actuary will certify the GR Plan's funded status for each quarter (the "Quarterly Certification") in accordance with U.S. GAAP. If the GR Plan is less than 100% funded, the Company will make a $1.0 million contribution to the GR Plan no later than 60 days following the receipt of the Quarterly Certification, provided, however, that the Company's obligation to make additional contractual contributions will terminate the earlier of (a) the day following the date that a contractual contribution would be due for the quarter ending September 30, 2024, and (b) the date the Company has made a total of $5 million of contractual contributions subsequent to June 30, 2022.

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

As of September 30, 2022 and December 31, 2021, assets and liabilities recorded at fair value and measured on a recurring basis primarily consist of pension plan assets. As permitted by U.S. GAAP, we use net asset values ("NAV") as a practical expedient to determine the fair value of certain investments. These investments measured at NAV have not been classified in the fair value hierarchy.

Refer to Note 6 — Debt for additional discussion regarding fair value of the New Senior Secured Term Loan, the 2026 Senior Notes, the 2027 Notes and the 2024 Notes.

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). Assets held for sale (Level 3) are measured on a nonrecurring basis and are evaluated using executed purchase agreements, letters of intent or third-party valuation analyses when certain circumstances arise. Assets held for sale totaled $0.6 million and $3.5 million as of September 30, 2022 and December 31, 2021, respectively. The Company performs its annual goodwill and indefinite-lived intangible impairment assessment during the second quarter of the year. Any resulting asset impairment would require that the asset be recorded at its fair value. The resulting fair value measurements of the assets are considered to be Level 3 measurements. Refer to Note 4 — Goodwill and intangible assets for additional discussion regarding the annual impairment assessment.

NOTE 9 — Income taxes

The following table outlines our pre-tax net income (loss) and income tax amounts:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2022	2021	2022	2021
Income (loss) before income taxes	$(36,024)	$17,529	$(78,275)	$(101,880)
Provision for income taxes	18,098	2,984	32,649	11,567
Effective tax rate	(50.2)%	17.0%	(41.7)%	(11.4)%

The provision for income taxes is calculated by applying the projected annual effective tax rate for the year to the current period income or loss before tax plus the tax effect of any significant or unusual items (discrete events), or changes in tax law. The provision for income taxes for the three months ended September 30, 2022 was mainly driven by the valuation allowances on non-deductible interest expense carryforwards and the global intangible low-taxed income inclusion from our wholly owned U.K. subsidiary. The provision was calculated using an estimated annual effective tax rate of negative 46.3%. The estimated annual effective tax rate is principally impacted by the valuation allowances on non-deductible interest expense carryforwards, the benefit of a pre-tax book loss, the global intangible low taxed income inclusion, and foreign tax expense. The estimated annual effective tax rate is based on the projected tax expense for the full year.

The provision for income taxes for the nine months ended September 30, 2022 was mainly driven by the valuation allowances on non-deductible interest expense carryforwards, the global intangible low taxed income inclusion and foreign taxes, offset by the benefit of the pre-tax loss.

The total amount of unrecognized tax benefits that, if recognized, may impact the effective tax rate was approximately $43.2 million and $45.0 million as of September 30, 2022 and December 31, 2021, respectively. The amount of accrued interest and penalties payable related to unrecognized tax benefits was $4.3 million and $3.7 million as of September 30, 2022 and December 31, 2021, respectively.

It is reasonably possible that further adjustments to our unrecognized tax benefits may be made within the next twelve months due to audit settlements and regulatory interpretations of existing tax laws. At this time, an estimate of potential change to the amount of unrecognized tax benefits cannot be made.

The provision for income taxes for the three months ended September 30, 2021 was mainly driven by the pre-tax income and was impacted by forgiveness of Paycheck Protection Program ("PPP") loans during the quarter. For federal tax purposes, book income from forgiven loans is not included in taxable income, and expenses paid utilizing the loan proceeds can be deducted. The impact of PPP loan forgiveness was partially offset by the creation of valuation allowances on non-deductible interest expense carryforwards. The provision was calculated using the estimated annual effective tax rate of 77.7%.

The provision for income taxes for the nine months ended September 30, 2021 was mainly driven by the pre-tax net loss generated during the first quarter of 2021. The tax provision was also impacted by the derivative revaluation, which is nondeductible for tax purposes, the creation of valuation allowances on non-deductible interest expense carryforwards, and PPP loan forgiveness, in combination with state income tax and foreign tax expense.

NOTE 10 — Supplemental equity information

Income (loss) per share

The following table sets forth the information to compute basic and diluted income (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
In thousands, except per share data	2022	2021	2022	2021
Net income (loss) attributable to Gannett	$(54,114)	$14,687	$(110,769)	$(112,514)
Interest adjustment to Net income (loss) attributable to Gannett related to assumed conversions of the 2027 Notes, net of taxes	—	7,598	—	—
Net income (loss) attributable to Gannett for diluted earnings per share	$(54,114)	$22,285	$(110,769)	$(112,514)

Basic weighted average shares outstanding	137,008	135,002	136,857	134,610
Effect of dilutive securities:
Restricted stock grants	—	5,032	—	—
2027 Notes	—	99,419	—	—
Diluted weighted average shares outstanding	137,008	239,453	136,857	134,610

Income (loss) per share attributable to Gannett - basic	$(0.39)	$0.11	$(0.81)	$(0.84)
Income (loss) per share attributable to Gannett - diluted	$(0.39)	$0.09	$(0.81)	$(0.84)

The Company excluded the following securities from the computation of diluted income (loss) per share because their effect would have been antidilutive:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2022	2021	2022	2021
Warrants	845	845	845	845
Stock options	6,068	6,068	6,068	6,068
Restricted stock grants (a)	11,211	42	11,211	10,442
2027 Notes (b)	97,057	—	97,057	99,419
(a)Includes Restricted stock awards ("RSAs"), Restricted stock units ("RSUs") and Performance stock units ("PSUs").
(b)Represents the total number of shares that would be convertible at September 30, 2022 and 2021 as stipulated in the 2027 Notes Indenture.

The 2027 Notes may be converted at any time by the holders into cash, shares of the Company’s Common Stock or any combination of cash and Common Stock, at the Company’s election. Conversion of all of the 2027 Notes into Common Stock (assuming the maximum increase in the conversion rate as a result of a Make-Whole Fundamental Change but no other adjustments to the conversion rate), would result in the issuance of an aggregate of 287.2 million shares of Common Stock. The Company has excluded approximately 190.1 million shares from the income (loss) per share calculation, representing the difference between the total number of shares that would be convertible at September 30, 2022 and the total number of shares issuable assuming the maximum increase in the conversion rate.

Share-based compensation

The Company recognized compensation cost for share-based payments of $4.5 million and $13.3 million for the three and nine months ended September 30, 2022, respectively, and $4.6 million and $13.8 million for the three and nine months ended September 30, 2021, respectively.

The total compensation cost not yet recognized related to non-vested awards as of September 30, 2022 was $34.1 million, which is expected to be recognized over a weighted-average period of 2.1 years through November 2024.

Equity awards

During the nine months ended September 30, 2022, a total of 7.4 million RSAs were granted. RSAs generally vest 33.3% on the first and second anniversary of the date of grant, and 33.4% on the third anniversary of the date of grant, subject to the participants' continued employment with the Company and the terms of the applicable award agreement. The weighted average grant date fair value of RSAs granted during the nine months ended September 30, 2022 was $4.29. During the nine months ended September 30, 2022, a total of 2.6 million RSAs were forfeited, with a weighted average grant date fair value of $3.54.

During the nine months ended September 30, 2022, a total of 0.3 million PSUs were granted. PSUs are subject to the achievement of certain performance goals over the eligible period. Compensation cost ultimately recognized for these PSUs will equal the grant-date fair market value of the unit that coincides with the actual outcome of the performance conditions. On an interim basis, we record compensation cost based on the expected level of achievement of the performance conditions.

Preferred stock

The Company has authorized 300,000 shares of preferred stock, par value $0.01 per share, issuable in one or more series designated by the Board, of which 150,000 shares have been designated as Series A Junior Participating Preferred Stock, none of which are outstanding. There were no issuances of preferred stock during the nine months ended September 30, 2022.

Stock Repurchase Program

On February 1, 2022, the Company's board of directors authorized the repurchase of up to $100 million of the Company's Common Stock (the "Stock Repurchase Program"). Repurchases may be made from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or by means of one or more tender offers, in each case, as permitted by securities laws and other legal requirements. The amount and timing of the purchases will depend on a number of factors including, but not limited to, the price and availability of the Company’s shares, trading volume, capital availability, Company performance and general economic and market conditions. The Stock Repurchase Program may be suspended or discontinued at any time.

During the three months ended September 30, 2022, the Company did not repurchase any shares of Common Stock under the Stock Repurchase Program. During the nine months ended September 30, 2022, the Company repurchased 800 thousand shares of Common Stock under the Stock Repurchase Program for approximately $3.1 million, excluding commissions. As of September 30, 2022, the remaining authorized amount under the Stock Repurchase Program was approximately $96.9 million.

Accumulated other comprehensive (loss) income

The following tables summarize the components of, and the changes in, Accumulated other comprehensive (loss) income, net of tax for the nine months ended September 30, 2022 and 2021:

	Nine months ended September 30, 2022			Nine months ended September 30, 2021
In thousands	Pension and postretirement plans	Foreign currency translation	Total	Pension and postretirement plans	Foreign currency translation	Total
Beginning balance	$50,870	$9,128	$59,998	$40,441	$9,732	$50,173
Other comprehensive (loss) income before reclassifications, net of taxes	(62,075)	(44,925)	(107,000)	93	(700)	(607)
Amounts reclassified from accumulated other comprehensive (loss) income(a)(b)(c)	(801)	—	(801)	29	—	29
Net current period other comprehensive (loss) income, net of taxes	(62,876)	(44,925)	(107,801)	122	(700)	(578)
Ending balance	$(12,006)	$(35,797)	$(47,803)	$40,563	$9,032	$49,595
(a)This accumulated other comprehensive (loss) income component is included in the computation of net periodic benefit cost. See Note 7 — Pensions and other postretirement benefit plans.
(b)Amounts reclassified from accumulated other comprehensive (loss) income are recorded net of tax impacts of $0.3 million and $11 thousand for the nine months ended September 30, 2022 and 2021, respectively.
(c)Amounts reclassified from accumulated other comprehensive (loss) income include a net pension settlement gain of $0.7 million ($0.5 million, net of tax) for the nine months ended September 30, 2022. See Note 7 — Pensions and other postretirement benefit plans.

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

•Digital Marketing Solutions is comprised of our digital marketing services companies branded LocaliQ. The results of this segment include Advertising and marketing services revenues through multiple services, including search advertising, display advertising, search optimization, social media, website development, web presence products, customer relationship management, and software-as-a-service solutions.

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

The following tables present our segment information:

	Three months ended September 30, 2022
In thousands	Gannett Media	Digital Marketing Solutions	Corporate and other	Intersegment Eliminations	Consolidated
Advertising and marketing services - external sales	$241,798	$120,049	$—	$—	$361,847
Advertising and marketing services - intersegment sales	36,481	—	—	(36,481)	—
Circulation	264,732	—	—	—	264,732
Other	89,995	—	1,328	—	91,323
Total operating revenues	$633,006	$120,049	$1,328	$(36,481)	$717,902

Adjusted EBITDA (non-GAAP basis)	$46,023	$15,690	$(9,804)	$—	$51,909
Adjusted EBITDA margin (non-GAAP basis)	7.3%	13.1%	NM	NM	7.2%
NM indicates not meaningful.

	Three months ended September 30, 2021
In thousands	Gannett Media	Digital Marketing Solutions	Corporate and other	Intersegment Eliminations	Consolidated
Advertising and marketing services - external sales	$294,742	$116,771	$507	$—	$412,020
Advertising and marketing services - intersegment sales	34,042	—	—	(34,042)	—
Circulation	306,698	—	4	—	306,702
Other	80,325	—	1,138	—	81,463
Total operating revenues	$715,807	$116,771	$1,649	$(34,042)	$800,185

Adjusted EBITDA (non-GAAP basis)	$101,001	$15,024	$(13,958)	$—	$102,067
Adjusted EBITDA margin (non-GAAP basis)	14.1%	12.9%	NM	NM	12.8%
NM indicates not meaningful.

	Nine months ended September 30, 2022
In thousands	Gannett Media	Digital Marketing Solutions	Corporate and other	Intersegment Eliminations	Consolidated
Advertising and marketing services - external sales	$772,799	$347,771	$—	$—	$1,120,570
Advertising and marketing services - intersegment sales	105,443	—	—	(105,443)	—
Circulation	827,958	—	—	—	827,958
Other	262,069	—	4,042	—	266,111
Total operating revenues	$1,968,269	$347,771	$4,042	$(105,443)	$2,214,639

Adjusted EBITDA (non-GAAP basis)	$165,527	$41,176	$(39,772)	$—	$166,931
Adjusted EBITDA margin (non-GAAP basis)	8.4%	11.8%	NM	NM	7.5%
NM indicates not meaningful.

	Nine months ended September 30, 2021
In thousands	Gannett Media	Digital Marketing Solutions	Corporate and other	Intersegment Eliminations	Consolidated
Advertising and marketing services - external sales	$890,665	$328,184	$1,638	$—	$1,220,487
Advertising and marketing services - intersegment sales	93,910	—	—	(93,910)	—
Circulation	942,392	—	6	—	942,398
Other	212,970	905	4,784	—	218,659
Total operating revenues	$2,139,937	$329,089	$6,428	$(93,910)	$2,381,544

Adjusted EBITDA (non-GAAP basis)	$317,398	$36,725	$(35,822)	$—	$318,301
Adjusted EBITDA margin (non-GAAP basis)	14.8%	11.2%	NM	NM	13.4%
NM indicates not meaningful.

The table below shows the reconciliation of Net income (loss) attributable to Gannett to Adjusted EBITDA and Net income (loss) attributable to Gannett margin to Adjusted EBITDA margin:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2022	2021	2022	2021
Net income (loss) attributable to Gannett	$(54,114)	$14,687	$(110,769)	$(112,514)
Provision for income taxes	18,098	2,984	32,649	11,567
Interest expense	27,750	34,603	79,840	109,370
(Gain) loss on early extinguishment of debt	(1,228)	3,761	2,264	25,996
Non-operating pension income	(14,990)	(23,860)	(51,363)	(71,644)
Loss on convertible notes derivative	—	—	—	126,600
Depreciation and amortization	44,778	48,107	142,091	154,452
Integration and reorganization costs	33,311	13,619	60,454	35,467
Other operating expenses	249	4	1,665	11,354
Asset impairments	71	2,301	1,010	3,134
(Gain) loss on sale or disposal of assets, net	(7,180)	(833)	(9,612)	9,206
Share-based compensation expense	4,499	4,602	13,277	13,804
Other Items	665	2,092	5,425	1,509
Adjusted EBITDA (non-GAAP basis)	$51,909	$102,067	$166,931	$318,301
Net income (loss) attributable to Gannett margin	(7.5)%	1.8%	(5.0)%	(4.7)%
Adjusted EBITDA margin (non-GAAP basis)	7.2%	12.8%	7.5%	13.4%

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

The following table presents a reconciliation of cash, cash equivalents and restricted cash:

	September 30,
In thousands	2022	2021
Cash and cash equivalents	$124,867	$141,302
Restricted cash included in prepaid expenses and other current assets	1,078	4,845
Restricted cash included in other assets (a)	10,246	21,267
Total cash, cash equivalents and restricted cash	$136,191	$167,414
(a) The decrease in Restricted cash included in other assets from September 30, 2021 to September 30, 2022 was mainly driven by the reclassification of amounts from Restricted cash to Deposits as the cash was no longer separately identifiable.

Supplemental cash flow information

The following table presents supplemental cash flow information, including non-cash investing and financing activities:

	Nine months ended September 30,
In thousands	2022	2021
Cash paid for taxes, net of refunds	$2,726	$(9,031)
Cash paid for interest	51,021	80,280
Non-cash investing and financing activities:
Accrued capital expenditures	$970	$2,836

Accounts payable and accrued liabilities

A breakout of Accounts payable and accrued liabilities is presented below:

In thousands	September 30, 2022	December 31, 2021
Accounts payable	$162,646	$157,257
Compensation	86,596	107,585
Taxes (primarily property, sales, and payroll taxes)	14,400	26,042
Benefits	21,542	21,056
Interest	18,852	7,577
Other	38,779	37,497
Accounts payable and accrued liabilities	$342,815	$357,014

NOTE 14 — Subsequent events

In October 2022, the Company entered into a privately negotiated agreement with a holder of our 2026 Senior Notes to repurchase $17.8 million of principal of our outstanding 2026 Senior Notes at 78.0% of par value. As a result of this transaction, the Company expects to recognize a gain on the early extinguishment of debt of approximately $3.0 million during the fourth quarter of 2022, which would include the write-off of unamortized original issue discount and deferred financing costs of approximately $0.9 million.

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

Our current portfolio of media assets includes USA TODAY, local media organizations in 45 states in the U.S., and Newsquest, a wholly-owned subsidiary operating in the United Kingdom ("U.K.") with more than 150 local news media brands. We also own digital marketing services companies branded LocaliQ, which provide a cloud-based platform of products to enable small and medium-sized businesses ("SMBs") to accomplish their marketing goals. In addition, we run what we believe is the largest media-owned events business in the U.S., USA TODAY NETWORK Ventures.

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

Business Trends

We have considered several industry trends when assessing our business strategy:

•Print advertising and circulation revenues continue to decline as our audience increasingly moves to digital platforms. Additionally, during the second and third quarters of 2022, we saw an acceleration in the rate of decline of our print advertising and circulation revenues as a result of macroeconomic factors and consumer price sensitivity. We seek to optimize our print operations to efficiently manage for the declining print audience. We are focused on converting a growing digitally-focused audience into digital-only subscribers to our publications.

•SMBs are facing an increasingly complex marketing environment and need to create digital presence to capture audience online. We offer a broad suite of digital marketing services products that offer a single, unified solution to meet their digital marketing needs. As a result of the broader, challenging economic environment, we experienced a longer sales cycle for digital advertising and digital marketing solutions during the third quarter of 2022 than we experienced in prior quarters in 2022 and we expect this trend to continue in the near term. In addition, we experienced a reduction in demand for digital advertising in the second and third quarters of 2022 due to reduced marketer spend as a result of a more challenging macroeconomic environment.

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

Recent Developments

Debt Repurchase

In October 2022, the Company entered into a privately negotiated agreement with a holder of our 2026 Senior Notes to repurchase $17.8 million of principal of our outstanding 2026 Senior Notes at 78.0% of par value. As a result of this transaction, the Company expects to recognize a gain on the early extinguishment of debt of approximately $3.0 million during the fourth quarter of 2022, which would include the write-off of unamortized original issue discount and deferred financing costs of approximately $0.9 million.

Purchase of Pension Annuity Contract

On August 31, 2022, Gannett Media Corp., our wholly-owned subsidiary, as sponsor of the Gannett Retirement Plan (the "GR Plan"), entered into an agreement pursuant to which the GR Plan used a portion of its assets to purchase annuities from two insurance companies (the "Insurers") and transferred approximately $450 million of the GR Plan's pension liabilities and related pension assets. As of August 31, 2022, this agreement irrevocably transferred to the Insurers future GR Plan benefit obligations for certain U.S. retirees and beneficiaries ("Participants") beginning with the payments due to the Participants on November 1, 2022 (the "Effective Date") and Gannett Media Corp. has no financial responsibility for the Participants' benefits on or after such date. As of the Effective Date, the Insurers have assumed responsibility for administrative and customer service support, including distribution of payments to the Participants. Participants' benefits were not reduced as a result of this transaction. As a result of this transaction, we were required to remeasure the related plan benefit obligations and assets as of August 31, 2022 reflecting the use of an updated discount rate. The plan remeasurement resulted in a decrease of $99.9 million to our net funded pension obligation, which includes a decrease in benefit obligation of $281.8 million (primarily due to an increase in the discount rate from 2.95% at January 1, 2022 to 5.05%) and an incremental decrease in plan assets of $381.7 million. In addition, with this transaction, we recognized a noncash pension settlement gain of $0.7 million ($0.5 million after tax) for the GR Plan for the quarter ended September 30, 2022, which represents the accelerated recognition of actuarial gains that were included in accumulated other comprehensive income (loss) within stockholders' equity.

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

During the three months ended September 30, 2022, we did not repurchase any shares of Common Stock under the Stock Repurchase Program. During the nine months ended September 30, 2022, we repurchased 800 thousand shares of Common Stock under the Stock Repurchase Program for approximately $3.1 million, excluding commissions. As of September 30, 2022, the remaining authorized amount under the Stock Repurchase Program was approximately $96.9 million.

Environmental, Social and Governance Initiatives

As a leading media organization, our longstanding corporate social responsibility position is driven by our deep commitment to our communities. We are dedicated to ensuring that we have mindful and ethical business practices that positively impact our world. In 2021, we formed an executive-led, cross-functional committee to help deepen our commitment to people, planet, and communities through the formalization of an environmental, social and governance ("ESG") strategy. In early 2022, we published our inaugural 2022 ESG report detailing the alignment of our efforts across our company's corporate social responsibility pillars which are people, planet, and communities, with the U.N. Sustainable Development Goals ("SDGs"). The 2022 ESG report reflects an important initial step towards providing increased transparency of Gannett's priorities and measured progress.

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

Certain matters affecting comparability

The following items affect period-over-period comparisons and will continue to affect period-over-period comparisons for future results:

Integration and reorganization costs

For the three and nine months ended September 30, 2022, we incurred Integration and reorganization costs of $33.3 million and $60.5 million, respectively. Of the total costs incurred, $15.7 million and $32.7 million, respectively, were related to severance activities and $17.6 million and $27.7 million, respectively, were related to other costs, including a withdrawal liability which was expensed as a result of ceasing contributions to a multiemployer pension plan, costs related to consolidating operations, primarily related to systems implementation and the outsourcing of corporate functions as well as facilities consolidation expenses associated with exiting a lease. For the three and nine months ended September 30, 2021, we incurred Integration and reorganization costs of $13.6 million and $35.5 million, respectively. Of the total costs incurred, $2.7 million and $10.9 million, respectively, were related to severance activities and $11.0 million and $24.6 million, respectively, were related to other costs, including those for the purpose of consolidating operations, mainly related to outsourcing of corporate functions and systems implementation.

For the three months ended September 30, 2022, we did not cease any printing operations resulting in accelerated depreciation, and for the nine months ended September 30, 2022, we ceased four printing operations as part of the synergy and ongoing cost reduction programs. As a result, we recognized accelerated depreciation of $0.3 million and $10.5 million during the three and nine months ended September 30, 2022, respectively, driven primarily by the closure of a local printing facility in the first quarter of 2022. For the three and nine months ended September 30, 2021, we ceased operations of four and 14 printing operations, respectively, as part of the synergy and ongoing cost reduction programs. As a result, we recognized accelerated depreciation of $1.1 million and $11.4 million during the three and nine months ended September 30, 2021, respectively.

Foreign currency

Our U.K. media operations are conducted through our Newsquest subsidiary. In addition, we have foreign operations in regions such as Canada, Australia, New Zealand and India. Earnings from operations in foreign regions are translated into U.S. dollars at average exchange rates prevailing during the period, and assets and liabilities are translated at exchange rates in effect at the balance sheet date. Currency translation fluctuations may impact revenue, expense, and operating income results for our international operations. During the third quarter of 2022, foreign currency headwinds have increased significantly as the U.S. dollar strengthened in relation to many foreign currencies, including the U.K. pound sterling. Foreign currency exchange rate fluctuations negatively impacted our revenues and profitability during the nine months ended September 30, 2022, and may continue to negatively impact our financial results in the fourth quarter of 2022.

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

Accelerating digital subscriber growth

The broad reach of our newsroom network, linking leading national journalism at USA TODAY, our local property network in 45 states in the U.S., and Newsquest in the U.K. with more than 150 local news media brands, gives us the ability to deepen our relationships with consumers at both the national and local levels. We bring consumers local news and information that impacts their day-to-day lives while keeping them informed of the national events that impact their country. We believe this local content is not readily obtainable elsewhere, and we are able to deliver that content to our customers across multiple print and digital platforms. As such, a key element of our consumer strategy is growing our paid digital-only subscriber base. As part of our digital subscriber growth strategy, we expect to continue to develop and launch new digital subscription offerings tailored to specific topics and audiences and expand the penetration of newer subscription products.

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

Prioritizing investments into growth businesses that have significant potential and support our vision

By leveraging our unique footprint, trusted brands, and media reach, we identify, experiment, and invest in potential growth businesses. USA TODAY NETWORK Ventures is a strong example of one such experiment that has grown significantly since its founding in 2015. For the three and nine months ended September 30, 2022, USA TODAY NETWORK Ventures hosted 65 and 152 events, respectively, and revenues decreased 9.9% and increased 20.5%, respectively, compared to the same periods in the prior year. The decline in revenues for the three months ended September 30, 2022, was mainly driven by the shift in the timing of in-person events compared to the same period in the prior year, where in-person events were pushed to the second half of the year as COVID-19 related restrictions were lifted. We anticipate events revenues to be relatively flat in the fourth quarter of 2022, but expect them to increase for the full year compared to the prior year.

Building on our inclusive and diverse culture to center around meaningful purpose, individual growth and customer focus

Inclusion, Diversity and Equity are core pillars of our organization and influence all that we do, from recruiting, development and retention, to day-to-day operations including hiring, onboarding, education, leadership training and professional development. We have published our inclusion goals for 2025 and our ongoing efforts to progress toward them, including our annual Inclusion Report, most recently released in April 2022. We believe aligning our culture around empowering our communities to thrive and putting our customers at the center of everything we do will provide the foundation for our broader strategic efforts.

Macroeconomic Environment

The U.S. and global economies and markets have experienced increased volatility in 2022 due to factors including higher inflation, increased interest rates, supply chain disruptions, fluctuating foreign currency exchange rates and other geopolitical events. In the second and third quarters of 2022, uncertain economic conditions adversely impacted our advertising revenues, and the occurrence of these factors has resulted in a reduction in demand for our print and digital advertising, reduced the rates for our advertising, and caused marketers to reduce or stop spend.

These challenging conditions, especially higher inflation and interest rates, have negatively impacted the consumer and resulted in increased price sensitivity from our print and digital-only subscribers. Consumer purchases of discretionary items, including our products and services, generally decline during periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. In the second and third quarters of 2022, increased consumer price sensitivity, along with delivery challenges associated with labor shortages, and ongoing consumer sentiment negatively impacted print circulation volumes as compared to the same periods in the prior year.

As a result of the macroeconomic volatility year to date, as compared to the prior year, we have experienced an increase in costs associated with labor, newsprint, delivery costs, ink, printing plates, fuel, and utilities. We are also exposed to potential increases in interest rates associated with our New Senior Secured Term Loan as well as fluctuations in foreign currency exchange rates, primarily related to our operations in the U.K. We expect continued uncertainty and volatility in the U.S. and global economies which will continue to impact our business.

Recent U.S. Tax Legislation

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022, which includes, among other provisions, changes to the U.S. corporate income tax system, including a 15% minimum tax based on "adjusted financial statement income" exceeding $1 billion and a 1% excise tax on net repurchases of stock after December 31, 2022. We are continuing to evaluate the Inflation Reduction Act of 2022 and its requirements, as well as any potential impact on our business.

Impacts of the COVID-19 pandemic

As a result of the COVID-19 pandemic, we initially experienced a significant decline in Advertising and marketing services revenues, which accelerated the secular declines that we continue to experience. We continue to experience constraints on the sales of single copy newspapers, largely tied to reduced business travel. While COVID-19 related operating trends have improved since the second quarter of 2020, which represents the quarter that was most significantly impacted by the pandemic, we expect that the resulting changes in consumer behavior will continue to have a negative impact on our business and results of operations in the near-term, including lower revenues and attendance associated with events as compared to pre-COVID-19 pandemic levels and lower sales of single copy newspapers. If the COVID-19 pandemic were to revert to conditions that existed during 2020, including measures to help mitigate and control the spread of the virus, we would expect to experience further negative impacts in Advertising and marketing services revenues and Circulation revenues.

Seasonality

Our revenues are subject to moderate seasonality, due primarily to fluctuations in advertising volumes. Advertising and marketing services revenues for our Gannett Media segment are typically highest in the fourth quarter, primarily due to fluctuations in advertising volumes tied to the holidays, regional weather and levels of activity in our various markets, some of which have a high degree of seasonal residents and tourists. The volume of advertising sales in any period is also impacted by other external factors such as competitors' pricing, advertisers' decisions to increase or decrease their advertising expenditures in response to anticipated consumer demand, and general economic conditions. In the second and third quarters of 2022, uncertain economic conditions adversely impacted our advertising revenues, and the occurrence of these factors has resulted in a reduction in demand for our print and digital advertising, reduced the rates for our advertising, and caused marketers to reduce or stop spend. Refer to "Macroeconomic Environment" above for further discussion.

RESULTS OF OPERATIONS

Consolidated Summary

A summary of our consolidated results is presented below:

	Three months ended September 30,				Nine months ended September 30,
In thousands, except per share amounts			Change				Change
	2022	2021	$	%	2022	2021	$	%
Operating revenues:
Local and national print	$92,957	$118,292	(25,335)	(21)%	$301,422	$363,291	(61,869)	(17)%
Classified print	66,367	71,752	(5,385)	(8)%	204,873	220,874	(16,001)	(7)%
Print advertising	159,324	190,044	(30,720)	(16)%	506,295	584,165	(77,870)	(13)%

Digital media	67,886	91,611	(23,725)	(26)%	223,916	267,090	(43,174)	(16)%
Digital marketing services (a)	119,745	117,040	2,705	2%	346,201	329,896	16,305	5%
Digital classified	14,892	13,325	1,567	12%	44,158	39,336	4,822	12%
Digital advertising and marketing services	202,523	221,976	(19,453)	(9)%	614,275	636,322	(22,047)	(3)%

Advertising and marketing services	361,847	412,020	(50,173)	(12)%	1,120,570	1,220,487	(99,917)	(8)%

Print circulation	230,200	280,984	(50,784)	(18)%	730,827	869,495	(138,668)	(16)%
Digital-only circulation	34,532	25,718	8,814	34%	97,131	72,903	24,228	33%
Circulation	264,732	306,702	(41,970)	(14)%	827,958	942,398	(114,440)	(12)%

Other	91,323	81,463	9,860	12%	266,111	218,659	47,452	22%

Total operating revenues	717,902	800,185	(82,283)	(10)%	2,214,639	2,381,544	(166,905)	(7)%

Total operating expenses (a)	743,045	769,083	(26,038)	(3)%	2,262,984	2,297,056	(34,072)	(1)%
Operating income (loss)	(25,143)	31,102	(56,245)	***	(48,345)	84,488	(132,833)	***
Non-operating expenses	10,881	13,573	(2,692)	(20)%	29,930	186,368	(156,438)	(84)%
Income (loss) before income taxes	(36,024)	17,529	(53,553)	***	(78,275)	(101,880)	23,605	(23)%
Provision for income taxes	18,098	2,984	15,114	***	32,649	11,567	21,082	***
Net income (loss)	(54,122)	14,545	(68,667)	***	(110,924)	(113,447)	2,523	(2)%
Net loss attributable to noncontrolling interests	(8)	(142)	134	(94)%	(155)	(933)	778	(83)%
Net income (loss) attributable to Gannett	$(54,114)	$14,687	$(68,801)	***	$(110,769)	$(112,514)	$1,745	(2)%

Income (loss) per share attributable to Gannett - basic	$(0.39)	$0.11	$(0.50)	***	$(0.81)	$(0.84)	$0.03	(4)%
Income (loss) per share attributable to Gannett - diluted	$(0.39)	$0.09	$(0.48)	***	$(0.81)	$(0.84)	$0.03	(4)%
(a)     Amounts are net of intersegment eliminations of $36.5 million and $34.0 million for the three months ended September 30, 2022 and 2021, respectively, and $105.4 million and $93.9 million for the nine months ended September 30, 2022 and 2021, respectively, that represent digital advertising marketing services revenues and expenses associated with products sold by our U.S. local Gannett Media sales teams but fulfilled by our DMS segment. When discussing segment results, these revenues and expenses are presented gross but are eliminated in consolidation.
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

Non-operating (income) expense

Interest expense: For the three and nine months ended September 30, 2022, Interest expense was $27.8 million and $79.8 million, respectively, compared to $34.6 million and $109.4 million for the three and nine months ended September 30, 2021, respectively. The decrease in interest expense for the three and nine months ended September 30, 2022 compared to the same periods in 2021 was mainly due to a lower debt balance and the impact of lower interest rates on our outstanding fixed-rate debt. The impact of the increase in interest rates on our five-year senior secured term loan facility in an aggregate principal amount of $516.0 million (the "New Senior Secured Term Loan") was partially offset by a lower balance due to payments of quarterly amortization and required prepayments.

(Gain) loss on early extinguishment of debt: For the three months ended September 30, 2022, the Gain on early extinguishment of debt was $1.2 million compared to a Loss on early extinguishment of debt of $3.8 million for the three months ended September 30, 2021. For the three months ended September 30, 2022, the Gain on early extinguishment of debt was mainly due to the repurchase of $7.0 million of principal of our outstanding $400 million aggregate principal amount of 6.00% first lien notes due November 1, 2026 (the "2026 Senior Notes") at 76.5% of par value compared to losses incurred on early prepayments of debt made during the third quarter of 2021. For the nine months ended September 30, 2022, the Loss on early extinguishment of debt was $2.3 million compared to a loss of $26.0 million for the nine months ended September 31, 2021. For the nine months ended September 30, 2022, the decrease in Loss on early extinguishment of debt compared to the same period in the prior year was mainly due to the absence of the payoff of our five-year, senior-secured 11.5% term loan facility with Apollo Capital Management, L.P., which was made in the first quarter of 2021.

Non-operating pension income: For the three and nine months ended September 30, 2022, Non-operating pension income was $15.0 million and $51.4 million, respectively, compared to $23.9 million and $71.6 million for the three and nine months ended September 30, 2021, respectively. The decrease in non-operating pension income for the three and nine months ended September 30, 2022 compared to the same periods in 2021 was primarily due to a decrease in the expected return on plan assets held by the GR Plan, mainly driven by a more conservative asset allocation.

Loss on convertible notes derivative: For the three and nine months ended September 30, 2022, we had no Loss on convertible notes derivative. For the three months ended September 30, 2021, we had no Loss on convertible notes derivative and for the nine months ended September 30, 2021, Loss on convertible notes derivative was $126.6 million, reflecting the increase in the fair value of the derivative liability as a result of the increase in our stock price.

Other non-operating income, net: Other non-operating income, net consisted of certain items that fall outside of our normal business operations. For the three and nine months ended September 30, 2022, we recorded Other non-operating income, net of $0.7 million and $0.8 million, respectively, compared to Other non-operating income, net of $0.9 million and $4.0 million for the three and nine months ended September 30, 2021, respectively. The decrease in Other non-operating income, net for the three and nine months ended September 30, 2022 compared to the same periods in 2021 was primarily due to foreign currency losses, partially offset by other non-operating gains.

Provision for income taxes

The following table summarizes our pre-tax net income (loss) before income taxes and income tax accounts:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2022	2021	2022	2021
Income (loss) before income taxes	$(36,024)	$17,529	$(78,275)	$(101,880)
Provision for income taxes	18,098	2,984	32,649	11,567
Effective tax rate	(50.2)%	17.0%	(41.7)%	(11.4)%

The provision for income taxes is calculated by applying the projected annual effective tax rate for the year to the current period income or loss before tax plus the tax effect of any significant or unusual items (discrete events), or changes in tax law. The provision for income taxes for the three months ended September 30, 2022 was mainly driven by the valuation allowances on non-deductible interest expense carryforwards and the global intangible low-taxed income inclusion from our wholly owned U.K. subsidiary. The provision was calculated using an estimated annual effective tax rate of negative 46.3%. The estimated annual effective tax rate is principally impacted by the valuation allowances on non-deductible interest expense carryforwards, the benefit of a pre-tax book loss, the global intangible low taxed income inclusion, and foreign income tax expense. The estimated annual effective tax rate is based on the projected tax expense for the full year.

The provision for income taxes for the nine months ended September 30, 2022 was mainly driven by the valuation allowances on non-deductible interest expense carryforwards, the global intangible low taxed income inclusion and foreign taxes, offset by the benefit of the pre-tax book loss.

The provision for income taxes for the three months ended September 30, 2021 was mainly driven by pre-tax income and was impacted by forgiveness of Paycheck Protection Program ("PPP") loans during the quarter. For federal tax purposes, book income from forgiven loans is not included in taxable income, and expenses paid utilizing the loan proceeds can be deducted. The impact of PPP loan forgiveness was partially offset by the creation of valuation allowances on non-deductible interest expense carryforwards. The provision was calculated using the estimated annual effective tax rate of 77.7%.
The provision for income taxes for the nine months ended September 30, 2021 was mainly impacted by the pre-tax net loss generated during the first quarter of 2021. The tax provision was also impacted by the derivative revaluation, which is nondeductible for tax purposes, the creation of valuation allowances on non-deductible interest expense carryforwards, and PPP loan forgiveness, in combination with state income tax and foreign tax expense.

Net income (loss) attributable to Gannett and diluted income (loss) per share attributable to Gannett

For the three months ended September 30, 2022, Net loss attributable to Gannett and diluted loss per share attributable to Gannett were $54.1 million and $0.39, respectively, compared to Net income attributable to Gannett and diluted income per share attributable to Gannett of $14.7 million and $0.09, respectively, for the three months ended September 30, 2021. For the nine months ended September 30, 2022, Net loss attributable to Gannett and diluted loss per share attributable to Gannett were $110.8 million and $0.81, respectively, compared to $112.5 million and $0.84, respectively, for the nine months ended September 30, 2021. The change for the three and nine months ended September 30, 2022 compared to the same periods in the prior year reflects the various items discussed above.

Segment Results

Gannett Media segment

A summary of our Gannett Media segment results is presented below:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2022	2021	$	%	2022	2021	$	%
Operating revenues:
Advertising and marketing services	$278,279	$328,784	$(50,505)	(15)%	$878,242	$984,575	$(106,333)	(11)%
Circulation	264,732	306,698	(41,966)	(14)%	827,958	942,392	(114,434)	(12)%
Other	89,995	80,325	9,670	12%	262,069	212,970	49,099	23%
Total operating revenues	633,006	715,807	(82,801)	(12)%	1,968,269	2,139,937	(171,668)	(8)%
Operating expenses:
Operating costs	411,236	427,887	(16,651)	(4)%	1,268,427	1,285,904	(17,477)	(1)%
Selling, general and administrative expenses	176,806	189,032	(12,226)	(6)%	537,470	541,165	(3,695)	(1)%
Depreciation and amortization	32,821	35,861	(3,040)	(8)%	108,810	118,664	(9,854)	(8)%
Integration and reorganization costs	25,378	3,512	21,866	***	42,140	10,641	31,499	***
Asset impairments	71	2,301	(2,230)	(97)%	1,010	3,134	(2,124)	(68)%
(Gain) loss on sale or disposal of assets, net	(7,171)	(1,032)	(6,139)	***	(9,786)	9,538	(19,324)	***
Other operating (income) expenses	(48)	—	(48)	***	727	—	727	***
Total operating expenses	639,093	657,561	(18,420)	(3)%	1,948,798	1,969,046	(20,248)	(1)%
Operating income (loss)	$(6,087)	$58,246	$(64,381)	***	$19,471	$170,891	$(151,420)	(89)%
*** Indicates an absolute value percentage change greater than 100.

Operating revenues

The following table provides the breakout of Operating revenues by category:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2022	2021	$	%	2022	2021	$	%
Local and national print	$92,957	$118,292	$(25,335)	(21)%	$301,422	$363,291	$(61,869)	(17)%
Classified print	66,367	71,752	(5,385)	(8)%	204,873	220,874	(16,001)	(7)%
Print advertising	159,324	190,044	(30,720)	(16)%	506,295	584,165	(77,870)	(13)%

Digital media	67,886	91,344	(23,458)	(26)%	223,916	265,450	(41,534)	(16)%
Digital marketing services	36,177	34,078	2,099	6%	103,873	95,652	8,221	9%
Digital classified	14,892	13,318	1,574	12%	44,158	39,308	4,850	12%
Digital advertising and marketing services	118,955	138,740	(19,785)	(14)%	371,947	400,410	(28,463)	(7)%

Advertising and marketing services	278,279	328,784	(50,505)	(15)%	878,242	984,575	(106,333)	(11)%

Print circulation	230,200	280,980	(50,780)	(18)%	730,827	869,489	(138,662)	(16)%
Digital-only circulation	34,532	25,718	8,814	34%	97,131	72,903	24,228	33%
Circulation	264,732	306,698	(41,966)	(14)%	827,958	942,392	(114,434)	(12)%

Other	89,995	80,325	9,670	12%	262,069	212,970	49,099	23%

Total operating revenues	$633,006	$715,807	$(82,801)	(12)%	$1,968,269	$2,139,937	$(171,668)	(8)%

The overall decline in Print advertising revenues for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 was driven by secular industry trends impacting all categories. In addition, during the nine months ended September 30, 2022, and specifically during the second and third quarters of 2022, we saw an acceleration in the rate of decline of our Print advertising revenues as a result of macroeconomic factors. For the three and nine months ended September 30, 2022, Local and national print advertising revenues decreased compared to the three and nine months ended September 30, 2021, primarily due to a decrease in advertiser inserts as well as the absence of $10.4 million and $25.5 million of revenues for the three and nine months ended September 30, 2022, respectively, associated with both businesses divested and non-core products which were sunset in 2022 and 2021. For the three and nine months ended September 30, 2022, Classified print advertising revenues decreased compared to the three and nine months ended September 30, 2021, due to lower spend on classified advertisements, including obituaries, real estate, and automotive, partially offset by an increase in spend on legal classified advertisements.

For the three and nine months ended September 30, 2022, Digital media revenues decreased compared to the three and nine months ended September 30, 2021, driven by changes in monetization with our sports affiliates as well as lower page views related to increased subscriber-only content, secular trends in news consumption and lower overall digital advertising spend. In addition, during the three and nine months ended September 30, 2022, we experienced a reduction in digital advertising demand as a result of a more challenging macroeconomic environment. For the three and nine months ended September 30, 2022, Digital marketing services revenues increased compared to the three and nine months ended September 30, 2021 due to an increase in client counts as well as an increase in average revenue per user ("ARPU"), which we define as monthly revenue divided by average client count within the period. For the three and nine months ended September 30, 2022, Digital classified revenues increased compared to the three and nine months ended September 30, 2021 due to higher client spend, mainly driven by automotive advertisements.

For the three and nine months ended September 30, 2022, Print circulation revenues decreased compared to the three and nine months ended September 30, 2021, due to a decline in home delivery sales, mainly driven by a reduction in the volume of subscribers, partially offset by an increase in our advertising rates, as well as a decline in single copy sales reflecting the overall secular trends impacting the industry and increasing sensitivity from customers related to price increases and product changes. In addition, during the nine months ended September 30, 2022, and specifically during the second and third quarters of 2022, the decline in print circulation revenues accelerated as compared to the same period in the prior year as our audience increasingly moves to digital platforms and as a result of consumer price sensitivity. For the three and nine months ended September 30, 2022, Digital-only circulation revenues increased compared to the three and nine months ended September 30, 2021, driven by an increase of 28.5% in paid digital-only subscribers, including those subscribers on introductory subscription offers, to approximately 1.98 million as of September 30, 2022. For the three months ended September 30, 2022, the increase in Digital-only circulation revenues was also driven by an increase in ARPU compared to the same period in the prior year. The increase in Digital-only circulation revenues for the nine months ended September 30, 2022 was offset by overall lower ARPU compared to the same period in the prior year.

For the three months ended September 30, 2022, Other revenues increased compared to the three months ended September 30, 2021, primarily due to commercial print growth in local markets and an increase in digital content syndication volume and other digital revenues, partially offset by a decline in event revenues primarily due to a shift in the timing of in-person events compared to the same period in the prior year, where in-person events were pushed to the second half of the year as COVID-19 related restrictions were lifted. For the nine months ended September 30, 2022, Other revenues increased compared to the nine months ended September 30, 2021, primarily due to commercial print growth in local markets, an increase in digital content syndication volume and other digital revenues as well as an increase in event revenues (though not to pre-pandemic levels) as we hosted more in-person events with higher attendance as compared to the same period in the prior year, where our ability to host in-person events was more significantly impacted by the COVID-19 pandemic.

Operating expenses

For the three and nine months ended September 30, 2022, Operating costs decreased $16.7 million and $17.5 million, respectively, compared to the three and nine months ended September 30, 2021. The following table provides the breakout of Operating costs:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2022	2021	$	%	2022	2021	$	%
Newsprint and ink	$35,957	$26,176	$9,781	37%	$107,664	$78,160	$29,504	38%
Distribution	93,267	112,884	(19,617)	(17)%	295,385	321,435	(26,050)	(8)%
Compensation and benefits	134,411	129,620	4,791	4%	414,970	414,513	457	—%
Outside services	87,681	90,428	(2,747)	(3)%	259,578	248,110	11,468	5%
Other	59,920	68,779	(8,859)	(13)%	190,830	223,686	(32,856)	(15)%
Total operating costs	$411,236	$427,887	$(16,651)	(4)%	$1,268,427	$1,285,904	$(17,477)	(1)%

For the three and nine months ended September 30, 2022, Newsprint and ink costs increased compared to the three and nine months ended September 30, 2021, primarily due to an increase in newsprint prices driven by inflationary pressures and supply chain issues impacting the industry, as well as growth in our commercial print business, partially offset by the decline in volume of home delivery and single copy sales as well as reduction of print offerings.

For the three and nine months ended September 30, 2022, Distribution costs decreased compared to the three and nine months ended September 30, 2021, primarily due to the reduced volume of home delivery and single copy sales, cost savings driven by the reduction of print offerings, lower delivery and postage costs associated with lower volumes, as well as the absence of expenses associated with both businesses divested and non-core products which were sunset in 2022 and 2021, partially offset by higher rates per copy, an increase in commercial delivery activity, and an increase in third party distribution costs.

For the three and nine months ended September 30, 2022, Compensation and benefits costs increased compared to the three and nine months ended September 30, 2021, primarily due to the absence of $11.1 million of PPP loan forgiveness received in the third quarter of 2021, partially offset by lower domestic payroll expense driven by a decrease in headcount tied to ongoing cost control initiatives. In addition, for the nine months ended September 30, 2022, the increase in Compensation and benefits costs was also due to an increase in employer 401(k) matching contributions, which were reinstated during the third quarter of 2021, partially offset by lower benefit costs, including medical costs.

For the three months ended September 30, 2022, Outside services costs, which include outside printing, professional services fulfilled by third parties, paid search and ad serving, feature services, and credit card fees, decreased compared to the three months ended September 30, 2021, primarily due to lower costs associated with revenue share expense driven by lower Digital media revenues, partially offset by higher costs associated with the increase in Digital marketing services revenues, including email fees, and higher costs associated with the increase in Digital classified revenues. For the nine months ended September 30, 2022, Outside services increased compared to the nine months ended September 30, 2021, primarily due to higher costs associated with the increase in Digital marketing services revenues, including paid search and email fees, an increase in costs related to events, mainly related to the number and mix of live versus virtual events compared to the prior year, and higher costs associated with the increase in Digital classified revenues, partially offset by lower costs associated with revenue share expense driven by lower Digital media revenues.

For the three and nine months ended September 30, 2022, Other costs decreased compared to the three and nine months ended September 30, 2021, due primarily to the absence of expenses associated with both businesses divested and non-core products which were sunset in 2022 and 2021, cost containment initiatives, including a reduction in supplies and utility expenses, and a decrease in property taxes, mainly due to real estate sales.

For the three and nine months ended September 30, 2022, Selling, general and administrative expenses decreased $12.2 million and $3.7 million, respectively, compared to the three and nine months ended September 30, 2021. The following table provides the breakout of Selling, general and administrative expenses:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2022	2021	$	%	2022	2021	$	%
Compensation and benefits	$84,709	$93,762	$(9,053)	(10)%	$263,052	$283,875	$(20,823)	(7)%
Outside services and other	92,097	95,270	(3,173)	(3)%	274,418	257,290	17,128	7%
Total Selling, general and administrative expenses	$176,806	$189,032	$(12,226)	(6)%	$537,470	$541,165	$(3,695)	(1)%

For the three and nine months ended September 30, 2022, Compensation and benefits costs decreased compared to the three and nine months ended September 30, 2021, primarily due to lower incentive pay and lower domestic payroll expense driven by headcount savings as well as lower benefit costs, including medical costs, partially offset by the absence of PPP loan forgiveness of $4.0 million received in the third quarter of 2021, and higher payroll expense at Newsquest driven by an acquisition completed in the first quarter of 2022. In addition, the decrease in Compensation and benefits costs for the nine months ended September 30, 2022 was partially offset by an increase in employer 401(k) matching contributions, which were reinstated during the third quarter of 2021.

For the three months ended September 30, 2022, Outside services and other costs, which include services fulfilled by third parties, decreased compared to the three months ended September 30, 2021, due mainly to decreases in various miscellaneous expenses, including lower technology costs, partially offset by an increase in marketing and acquisition costs associated with growing subscribers. For the nine months ended September 30, 2022, Outside services and other costs increased compared to the nine months ended September 30, 2021, due to higher professional services costs associated with advertising operations and client success as well as marketing and acquisition costs associated with growing subscribers.

For the three and nine months ended September 30, 2022, Depreciation and amortization expenses decreased compared to the three and nine months ended September 30, 2021, reflecting the impact of fewer print facilities compared to the same periods in the prior year.

For the three and nine months ended September 30, 2022, Integration and reorganization costs increased compared to the three and nine months ended September 30, 2021, due to an increase in other costs of $12.5 million and $14.5 million, respectively, including a withdrawal liability which was expensed as a result of ceasing contributions to a multiemployer pension plan, and an increase in facility consolidation expenses associated with exiting a lease, as well as an increase in severance costs of $9.4 million and $17.0 million, respectively, primarily driven by ongoing integration and restructuring activities.

For the three months ended September 30, 2022, the Gain on sale or disposal of assets, net increased compared to the three months ended September 30, 2021 primarily due to the gain on the sales of domestic facilities, partially offset by the absence of a gain on the sale of real estate at Newsquest in the third quarter of 2021. For the nine months ended September 30, 2022, the Gain on sale or disposal of assets, net was primarily due to the gain on the sales of domestic facilities as well as net gains on the sale of various other assets in connection with our plan to monetize non-core assets, compared to a Loss on sale or disposal of assets, net for the nine months ended September 30, 2021, primarily due to net losses on the sale of various assets, partially offset by a gain on the sale of real estate at Newsquest.

Gannett Media segment Adjusted EBITDA

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2022	2021	$	%	2022	2021	$	%
Net income attributable to Gannett	$9,774	$84,137	$(74,363)	(88)%	$71,733	$246,792	$(175,059)	(71)%
Non-operating pension income	(14,990)	(23,860)	8,870	(37)%	(51,363)	(71,644)	20,281	(28)%
Depreciation and amortization	32,821	35,861	(3,040)	(8)%	108,810	118,664	(9,854)	(8)%
Integration and reorganization costs	25,378	3,512	21,866	***	42,140	10,641	31,499	***
Other operating expenses	(48)	—	(48)	***	727	—	727	***
Asset impairments	71	2,301	(2,230)	(97)%	1,010	3,134	(2,124)	(68)%
(Gain) loss on sale or disposal of assets, net	(7,171)	(1,032)	(6,139)	***	(9,786)	9,538	(19,324)	***
Other items	188	82	106	***	2,256	273	1,983	***
Adjusted EBITDA (non-GAAP basis)(a)	$46,023	$101,001	$(54,978)	(54)%	$165,527	$317,398	$(151,871)	(48)%
Net income attributable to Gannett margin	1.5%	11.8%			3.6%	11.5%
Adjusted EBITDA margin (non-GAAP basis)(a)(b)	7.3%	14.1%			8.4%	14.8%
*** Indicates an absolute value percentage change greater than 100.
(a)See "Non-GAAP Financial Measures" below for additional information about non-GAAP measures.
(b)We define Adjusted EBITDA margin as Adjusted EBITDA divided by total Operating revenues.

For the three and nine months ended September 30, 2022, the decrease in Adjusted EBITDA compared to the three and nine months ended September 30, 2021 was primarily attributable to the changes discussed above.

Digital Marketing Solutions segment

A summary of our DMS segment results is presented below:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2022	2021	$	%	2022	2021	$	%
Operating revenues:
Advertising and marketing services	$120,049	$116,771	$3,278	3%	$347,771	$328,184	$19,587	6%
Other	—	—	—	—%	—	905	(905)	(100)%
Total operating revenues	120,049	116,771	3,278	3%	347,771	329,089	18,682	6%
Operating expenses:
Operating costs	82,216	80,405	1,811	2%	239,657	224,112	15,545	7%
Selling, general and administrative expenses	22,143	21,342	801	4%	66,938	68,252	(1,314)	(2)%
Depreciation and amortization	7,252	7,986	(734)	(9)%	20,539	23,665	(3,126)	(13)%
Integration and reorganization costs	431	931	(500)	(54)%	875	1,301	(426)	(33)%
Loss (gain) on sale or disposal of assets, net	2	(91)	93	***	178	(618)	796	***
Total operating expenses	112,044	110,573	1,471	1%	328,187	316,712	11,475	4%
Operating income	$8,005	$6,198	$1,807	29%	$19,584	$12,377	$7,207	58%
*** Indicates an absolute value percentage change greater than 100.

Operating revenues

For the three and nine months ended September 30, 2022, Advertising and marketing services revenues increased compared to the three and nine months ended September 30, 2021, primarily due to growth in the core direct business, as well as a growth in revenues associated with local markets, partially offset by the impact of the sunset of non-core products.

Operating expenses

For the three and nine months ended September 30, 2022, Operating costs increased $1.8 million and $15.5 million compared to the three and nine months ended September 30, 2021, respectively. The following table provides the breakout of Operating costs:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2022	2021	$	%	2022	2021	$	%
Outside services	$72,016	$70,332	$1,684	2%	$209,281	$193,423	$15,858	8%
Compensation and benefits	8,530	7,593	937	12%	24,333	23,408	925	4%
Other	1,670	2,480	(810)	(33)%	6,043	7,281	(1,238)	(17)%
Total operating costs	$82,216	$80,405	$1,811	2%	$239,657	$224,112	$15,545	7%

For the three and nine months ended September 30, 2022, Outside services costs, which includes professional services fulfilled by third parties, media fees and other digital costs, paid search and ad serving services, increased compared to the three and nine months ended September 30, 2021, due to an increase in expenses associated with third-party media fees, driven by a corresponding increase in revenues.

For the three and nine months ended September 30, 2022, Compensation and benefits costs increased compared to the three and nine months ended September 30, 2021, primarily due to an increase in payroll expense driven by higher headcount.

For the three and nine months ended September 30, 2022, Other costs decreased compared to the three and nine months ended September 30, 2021, primarily due to a decrease in lease costs, mainly driven by exiting leases for unused office space.

For the three and nine months ended September 30, 2022, Selling, general and administrative expenses increased $0.8 million and decreased $1.3 million compared to the three and nine months ended September 30, 2021. The following table provides the breakout of Selling, general and administrative expenses:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2022	2021	$	%	2022	2021	$	%
Compensation and benefits	$19,258	$17,046	$2,212	13%	$56,691	$52,283	$4,408	8%
Outside services and other	2,885	4,296	(1,411)	(33)%	10,247	15,969	(5,722)	(36)%
Total Selling, general and administrative expenses	$22,143	$21,342	$801	4%	$66,938	$68,252	$(1,314)	(2)%

For the three and nine months ended September 30, 2022, Compensation and benefits costs increased compared to the three and nine months ended September 30, 2021, primarily due to an increase in payroll expense driven by higher headcount as well as an increase in incentive pay, driven by a corresponding increase in revenues.

For the three and nine months ended September 30, 2022, Outside services and other costs decreased compared to the three and nine months ended September 30, 2021, due to a decrease in various miscellaneous expenses, including lower technology and software costs as well as lower bad debt expense.

For the three and nine months ended September 30, 2022, Depreciation and amortization expense decreased compared to the three and nine months ended September 30, 2021, primarily due to the impact of capitalized software fully amortized in the third quarter of 2021.

DMS segment Adjusted EBITDA

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2022	2021	$	%	2022	2021	$	%
Net income attributable to Gannett	$5,385	$5,005	$380	8%	$14,948	$10,990	$3,958	36%
Depreciation and amortization	7,252	7,986	(734)	(9)%	20,539	23,665	(3,126)	(13)%
Integration and reorganization costs	431	931	(500)	(54)%	875	1,301	(426)	(33)%
Loss (gain) on sale or disposal of assets, net	2	(91)	93	***	178	(618)	796	***
Other items	2,620	1,193	1,427	***	4,636	1,387	3,249	***
Adjusted EBITDA (non-GAAP basis)(a)	$15,690	$15,024	$666	4%	$41,176	$36,725	$4,451	12%
Net income attributable to Gannett margin	4.5%	4.3%			4.3%	3.3%
Adjusted EBITDA margin (non-GAAP basis)(a)(b)	13.1%	12.9%			11.8%	11.2%
*** Indicates an absolute value percentage change greater than 100.
(a)See "Non-GAAP Financial Measures" below for additional information about non-GAAP measures.
(b)We define Adjusted EBITDA margin as Adjusted EBITDA divided by total Operating revenues.

For the three and nine months ended September 30, 2022, the increase in Adjusted EBITDA compared to the three and nine months ended September 30, 2021 was primarily attributable to the changes discussed above.

Corporate and other category

For the three months ended September 30, 2022, Corporate and other operating revenues were $1.3 million compared to $1.6 million for the three months ended September 30, 2021. For the nine months ended September 30, 2022, Corporate and other operating revenues were $4.0 million compared to $6.4 million for the nine months ended September 30, 2021.

For the three and nine months ended September 30, 2022, Corporate and other operating expenses decreased $6.6 million and $13.8 million compared to the three and nine months ended September 30, 2021. The following table provides the breakout of Corporate and other operating expenses:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2022	2021	$	%	2022	2021	$	%
Operating costs	$2,372	$6,039	$(3,667)	(61)%	$2,589	$14,534	$(11,945)	(82)%
Selling, general and administrative expenses	13,524	15,222	(1,698)	(11)%	57,738	43,386	14,352	33%
Depreciation and amortization	4,705	4,260	445	10%	12,742	12,123	619	5%
Integration and reorganization costs	7,502	9,176	(1,674)	(18)%	17,439	23,525	(6,086)	(26)%
(Gain) loss on sale or disposal of assets, net	(11)	290	(301)	***	(4)	286	(290)	***
Other operating expenses	297	4	293	***	938	11,354	(10,416)	(92)%
Total operating expenses	$28,389	$34,991	$(6,602)	(19)%	$91,442	$105,208	$(13,766)	(13)%
*** Indicates an absolute value percentage change greater than 100.

For the three and nine months ended September 30, 2022, Corporate and other operating expenses decreased compared to the three and nine months ended September 30, 2021. The decrease for the three months ended September 30, 2022 was primarily due to a decrease in Operating costs, mainly due to lower professional fees, a decrease in Selling, general and administrative expenses, primarily driven by a decrease in compensation and benefits costs and a decrease in Integration and reorganization costs, mainly driven by a decrease in costs related to systems implementation and outsourcing of corporate functions. The decrease for the nine months ended September 30, 2022, was primarily due to a decrease in Operating costs, mainly due to lower compensation costs and professional fees, a decrease in Integration and reorganization costs, mainly driven by a decline in costs related to systems implementation and outsourcing of corporate functions and a decrease in Other operating expenses, driven by the absence of $10.9 million of third-party fees related to our previous five-year, senior-secured term loan facility which were expensed during the nine months ended September 30, 2021, partially offset by an increase in Selling, general and administrative expenses, primarily driven by higher outside services, including outsourcing and legal fees.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements are for working capital, debt obligations, and capital expenditures.

We expect to fund our operations through cash provided by operating activities. We expect we will have adequate capital resources and liquidity to meet our ongoing working capital needs, borrowing obligations, and all required capital expenditures for at least the next twelve months. However, a further economic downturn or an increased rate of revenue declines would negatively impact our revenue, cash provided by operating activities and liquidity. We continue to implement cost reduction initiatives to reduce our ongoing level of operating expense. We believe our ability to realize benefits from our cost reduction initiatives will be necessary to offset the continued secular decline in our legacy print business revenue streams. We believe that these measures are important in response to the overall challenging macroeconomic environment that we are facing. Refer to "Overview - Outlook for 2022 - Macroeconomic Environment" above for further discussion.

Details of our cash flows are included in the table below:

	Nine months ended September 30,
In thousands	2022	2021
Cash provided by operating activities	$32,982	$133,347
Cash provided by investing activities	19,081	39,236
Cash used for financing activities	(58,044)	(212,284)
Effect of currency exchange rate change on cash	(1,447)	389
Decrease in cash, cash equivalents and restricted cash	$(7,428)	$(39,312)

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

Our cash flow provided by operating activities was $33.0 million for the nine months ended September 30, 2022, compared to $133.3 million for the nine months ended September 30, 2021. The decrease in cash flow provided by operating activities was primarily due to lower cash receipts related to deferred revenues of $35.3 million, an increase in taxes paid, net of refunds, of $11.8 million and $16.4 million in Paycheck Protection Program funding received during the nine months ended September 30, 2021 that was not received in 2022, partially offset by lower severance payments of $6.2 million, a decrease in interest paid on debt of $29.3 million and a decrease in contributions to our pension and other postretirement benefit plans of $22.9 million.

Cash flows provided by investing activities: Cash flows provided by investing activities was $19.1 million for the nine months ended September 30, 2022, compared to $39.2 million for the nine months ended September 30, 2021. The decrease was primarily due to payments for acquisitions, net of cash acquired, of $15.4 million and an increase in purchases of property, plant and equipment of $8.7 million, offset by an increase in proceeds from the sale of real estate and other assets of $3.6 million.

Cash flows used for financing activities: Cash flows used for financing activities was $58.0 million for the nine months ended September 30, 2022, compared to $212.3 million for the nine months ended September 30, 2021. The decrease was primarily due to lower repayments, net under term loans of $163.5 million and a $33.0 million decrease in payments related to deferred financing costs, partially offset by repayments of $35.4 million related to the 2026 Senior Notes and payments related to treasury stock of $4.5 million, including $3.1 million related to the Stock Repurchase Program.

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

The New Senior Secured Term Loan contains usual and customary covenants for credit facilities of this type, including a requirement to have minimum unrestricted cash of $30 million as of the last day of each fiscal quarter, and restricts, among other things, our ability to incur debt, grant liens, sell assets, and make investments and pay dividends, in each case with customary exceptions, including an exception that permits dividends and repurchases of outstanding junior debt or equity in (i) an amount of up to $25 million per fiscal quarter if the First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 2.00 to 1.00, (ii) an amount of up to $50 million per fiscal quarter if the First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 1.50 to 1.00, and (iii) an unlimited amount if First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 1.00 to 1.00. As of September 30, 2022, we were in compliance with all of the covenants and obligations under the New Senior Secured Term Loan.

For the three and nine months ended September 30, 2022, we recognized interest expense of $8.9 million and $23.3 million, respectively, and paid interest expense of $8.9 million and $23.3 million, respectively. For the three and nine months ended September 30, 2022, we recognized amortization of original issue discount of $0.9 million and $2.7 million, respectively, and amortization of deferred financing costs of $0.2 million and $0.6 million, respectively. Additionally, during the three and nine months ended September 30, 2022, we recognized losses on early extinguishment of debt which were immaterial and $1.8 million, respectively, related to the write-off of original issue discount and deferred financing costs as a result of early prepayments on the New Senior Secured Term Loan.

For the three and nine months ended September 30, 2022, we made prepayments, inclusive of both mandatory and optional prepayments, totaling $17.3 million and $92.2 million, respectively, which were classified as financing activities in the condensed consolidated statements of cash flows. As of September 30, 2022, the effective interest rate for the New Senior Secured Term Loan was 6.4%.

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

The unamortized deferred financing costs will be amortized over the remaining contractual life of the 2026 Senior Notes. For the three and nine months ended September 30, 2022, we recognized interest expense of $5.6 million and $17.1 million, respectively, and paid interest expense of $0.2 million and $13.1 million, respectively. For the three and nine months ended September 30, 2022, we recognized amortization of original issue discount of $0.7 million and $2.1 million, respectively, and amortization of deferred financing costs of $0.5 million and $1.6 million, respectively, in connection with the 2026 Senior Notes. As of September 30, 2022, the effective interest rate on the 2026 Senior Notes was 7.3%.

We entered into privately negotiated agreements with certain holders of our 2026 Senior Notes, and for the three and nine months ended September 30, 2022, repurchased $7.0 million and $37.0 million, respectively, of principal of our outstanding 2026 Senior Notes. In connection with these repurchases, we exchanged $30.0 million of our 2026 Senior Notes for $30.0 million of our New Senior Secured Term Loan. The repurchases were treated as an extinguishment of a portion of the 2026 Senior Notes, and as a result, we recognized a gain on the early extinguishment of debt of approximately $1.3 million for the three months ended September 30, 2022, and a loss on the early extinguishment of debt of approximately $0.4 million for the nine months ended September 30, 2022, related to the write-off of unamortized original issue discount and deferred financing costs.

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

For the three and nine months ended September 30, 2022, we recognized interest expense of $7.3 million and $21.8 million, respectively, and paid no interest expense for the three months ended September 30, 2022 and paid interest expense of $14.6 million for the nine months ended September 30, 2022. For the three and nine months ended September 30, 2021, we recognized interest expense of $7.5 million and $22.4 million, respectively, and paid no interest expense for the three months ended September 30, 2021 and paid interest expense of $16.1 million for the nine months ended September 30, 2021. In addition, during the three and nine months ended September 30, 2022, we recognized amortization of the original issue discount of $3.1 million and $8.9 million, respectively, and amortization of deferred financing costs related to the 2027 Notes was immaterial for the three and nine months ended September 30, 2022. For the three and nine months ended September 30, 2021, we recognized amortization of original issue discount of $2.9 million and $7.9 million, respectively, and amortization of deferred financing costs related to the 2027 Notes was immaterial and $0.2 million for the three and nine months ended September 30, 2021, respectively. The effective interest rate on the liability component of the 2027 Notes was 10.5% as of both September 30, 2022 and 2021.

For the nine months ended September 30, 2022, no shares were issued upon conversion, exercise, or satisfaction of the required conditions. Refer to Note 10 — Supplemental equity information for details on the convertible debt's impact to diluted earnings per share under the if-converted method.

Senior Convertible Notes due 2024

The $3.3 million principal value of the remaining 4.75% convertible senior notes due 2024 (the "2024 Notes") outstanding is reported as convertible debt in the condensed consolidated balance sheets. As of September 30, 2022, the effective interest rate on the 2024 Notes was 6.05%.

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

The CARES Act, enacted March 27, 2020, provided various forms of relief to companies impacted by the COVID-19 pandemic. As part of the relief available under the CARES Act, we deferred remittance of our 2020 Federal Insurance Contributions Act ("FICA") taxes as allowed by the legislation. We deferred $41.6 million of the employer portion of FICA taxes for payroll paid between March 27, 2020 and December 31, 2020. We paid 50% of the FICA deferral during the year ended December 31, 2021 with the remaining 50% expected to be remitted on January 3, 2023.

For the GR Plan in the U.S., we have deferred our contractual contribution and negotiated a contribution payment plan of $5.0 million per quarter through June 30, 2022. Additionally, in response to the COVID-19 pandemic, our GR Plan in the U.S. has deferred certain contractual contributions and negotiated a contribution payment plan of $5.0 million per quarter from December 31, 2020 through the end of June 30, 2022. Beginning with the quarter ending December 31, 2022, and ending with the quarter ending September 30, 2024, the GR Plan's appointed actuary will certify the GR Plan's funded status for each quarter (the "Quarterly Certification") in accordance with U.S. GAAP. If the GR Plan is less than 100% funded, the Company will make a $1.0 million contribution to the GR Plan no later than 60 days following the receipt of the Quarterly Certification, provided, however, that the Company's obligation to make additional contractual contributions will terminate the earlier of (a) the day following the date that a contractual contribution would be due for the quarter ending September 30, 2024, and (b) the date the Company has made a total of $5 million of contractual contributions subsequent to June 30, 2022. On August 31, 2022, Gannett Media Corp., our wholly-owned subsidiary, as sponsor of the GR Plan, entered into an agreement pursuant to which the GR Plan used a portion of its assets to purchase annuities from the Insurers and thereby transferred approximately $450 million of the GR Plan's pension liabilities and related pension assets. As of August 31, 2022, this agreement irrevocably transferred to the Insurers future GR Plan benefit obligations for certain Participants on the Effective Date and Gannett Media Corp. has no financial responsibility for the Participants' benefits on or after such date. As of the Effective Date, the Insurers have assumed responsibility for administrative and customer service support, including distribution of payments to the Participants. Participants' benefits were not reduced as a result of this transaction.

We expect our capital expenditures for the remainder of 2022 to total approximately $9.5 million. These capital expenditures are anticipated to be primarily comprised of projects related to digital product development, costs associated with our print and technology systems, and system upgrades.

During the three months ended September 30, 2022, we did not repurchase any shares of Common Stock under the Stock Repurchase Program. During the nine months ended September 30, 2022, we repurchased 800 thousand shares of Common Stock under the Stock Repurchase Program for approximately $3.1 million, excluding commissions. As of September 30, 2022, the remaining authorized amount under the Stock Repurchase Program was approximately $96.9 million.

Our leverage may adversely affect our business and financial performance and restricts our operating flexibility. The level of our indebtedness and our ongoing cash flow requirements may expose us to a risk that a substantial decrease in operating cash flows due to, among other things, continued or additional adverse economic conditions or adverse developments in our business, could make it difficult for us to meet the financial and operating covenants contained in our New Senior Secured Term Loan, the 2026 Senior Notes, and the 2027 Notes. In addition, our leverage may limit cash flow available for general corporate purposes such as capital expenditures as well as share repurchases and acquisitions and our flexibility to react to competitive, technological, and other changes in our industry and economic conditions generally.

Although we currently forecast sufficient liquidity, a resurgence of the COVID-19 pandemic and related counter-measures could have a material adverse impact on our liquidity and our ability to meet our ongoing obligations, including obligations under the New Senior Secured Term Loan, the 2026 Senior Notes, and the 2027 Notes. We continue to closely monitor the COVID-19 pandemic and other economic factors, including but not limited to the current inflationary market and rising interest rates, and we expect to continue to take the steps necessary to appropriately manage liquidity.

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

Management’s use of Adjusted EBITDA and Adjusted EBITDA margin

Adjusted EBITDA and Adjusted EBITDA margin are not measurements of financial performance under U.S. GAAP and should not be considered in isolation or as an alternative to income from operations, net income (loss), or any other measure of performance or liquidity derived in accordance with U.S. GAAP. We believe these non-GAAP financial measures, as we have defined them, are helpful in identifying trends in our day-to-day performance because the items excluded have little or no significance on our day-to-day operations. These measures provide an assessment of controllable expenses and afford management the ability to make decisions which are expected to facilitate meeting current financial goals as well as achieve optimal financial performance.

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

Adjusted EBITDA and Adjusted EBITDA margin are not alternatives to Net income (loss) attributable to Gannett and margin as calculated and presented in accordance with U.S. GAAP. As such, they should not be considered or relied upon as substitutes or alternatives for any such U.S. GAAP financial measures. We strongly urge you to review the reconciliation of Net income (loss) attributable to Gannett to Adjusted EBITDA and Adjusted EBITDA margin along with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We also strongly urge you not to rely on any single financial measure to evaluate our business. In addition, because Adjusted EBITDA and Adjusted EBITDA margin are not measures of financial performance under U.S. GAAP and are susceptible to varying calculations, the Adjusted EBITDA and Adjusted EBITDA margin measures as presented in this report may differ from and may not be comparable to similarly titled measures used by other companies.

The table below shows the reconciliation of Net income (loss) attributable to Gannett to Adjusted EBITDA and Net income (loss) attributable to Gannett margin to Adjusted EBITDA margin:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2022	2021	2022	2021
Net income (loss) attributable to Gannett	$(54,114)	$14,687	$(110,769)	$(112,514)
Provision for income taxes	18,098	2,984	32,649	11,567
Interest expense	27,750	34,603	79,840	109,370
(Gain) loss on early extinguishment of debt	(1,228)	3,761	2,264	25,996
Non-operating pension income	(14,990)	(23,860)	(51,363)	(71,644)
Loss on convertible notes derivative	—	—	—	126,600
Depreciation and amortization	44,778	48,107	142,091	154,452
Integration and reorganization costs	33,311	13,619	60,454	35,467
Other operating expenses	249	4	1,665	11,354
Asset impairments	71	2,301	1,010	3,134
(Gain) loss on sale or disposal of assets, net	(7,180)	(833)	(9,612)	9,206
Share-based compensation expense	4,499	4,602	13,277	13,804
Other Items	665	2,092	5,425	1,509
Adjusted EBITDA (non-GAAP basis)	$51,909	$102,067	$166,931	$318,301
Net income (loss) attributable to Gannett margin	(7.5)%	1.8%	(5.0)%	(4.7)%
Adjusted EBITDA margin (non-GAAP basis)	7.2%	12.8%	7.5%	13.4%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including from changes in interest rates and foreign currency exchange rates. Changes in these factors could cause fluctuations in earnings and cash flow. In the normal course of business, exposure to certain of these market risks is managed as described below.

Interest Rates

We generally manage our risk associated with changes in interest rates through the use of a combination of variable and fixed-rate debt. As of September 30, 2022, we had variable and fixed-rate debt totaling $467.9 million and $851.6 million, respectively. Our variable-rate debt consisted of the New Senior Secured Term Loan, which bears interest at the Adjusted Term SOFR which was 2.46% at September 30, 2022. A hypothetical interest rate increase of 150 basis points would have increased interest expense related to our variable rate debt and likewise decreased our income and cash flows by approximately $1.8 million and $5.3 million for the three and nine months ended September 30, 2022, respectively. See Note 6 — Debt to our condensed consolidated financial statements for further discussion of our debt.

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

Translation gains or losses affecting the condensed consolidated statements of operations and comprehensive income (loss) have not been significant in the past. Cumulative foreign currency translation gains and losses reported as part of equity equated to a loss of $35.8 million at September 30, 2022, primarily due to the strengthening of the U.S. dollar compared to the British pound sterling.

Newsquest's assets and liabilities were translated from British pounds sterling to U.S. dollars at the September 30, 2022 exchange rate of 1.09. For the nine months ended September 30, 2022, Newsquest's financial results were translated at an average rate of 1.26. A hypothetical 10% fluctuation of the price of the British pound sterling and the currencies in our DMS segment against the U.S. dollar would not have materially impacted operating income for the three and nine months ended September 30, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments with respect to the information previously reported under Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should consider the risks described in Part I, Item 1A, "Risk Factors" of our Form 10-K for the year ended December 31, 2021. Except as set forth below, there have been no material changes from the risk factors previously disclosed in the Form 10-K for the year ended December 31, 2021. Any of these risks and uncertainties, including those discussed below, could materially and adversely affect our business, results of operations, financial condition, and/or the market price of our Common Stock. The risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2021, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our financial condition and/or operating results.

Risks Related to Macroeconomic Factors

Volatility in the U.S. and global economies, macroeconomic events and market disruptions have had, and may in the future have, a material and adverse impact on our business, financial condition, and results of operations.

We are currently operating in, and expect for the foreseeable future to continue to operate in, a period of economic uncertainty and market volatility, including as a result of higher inflation, increased interest rates, supply chain disruptions, fluctuating foreign currency exchange rates and other geopolitical events. These conditions have had, and may continue to have, a negative impact on our business, including the demand for advertising and advertising revenues. As a result of the challenging economic environment, we experienced a longer than anticipated sales cycle for digital advertising and digital marketing solutions during the third quarter of 2022 compared to the first and second quarters of 2022. In addition, during the second and third quarters of 2022, uncertain economic conditions resulted in a reduction in demand for our print and digital advertising, reduced the rates for our advertising, caused marketers to reduce or stop spend, and adversely impacted our advertising revenues. Continued declines in market spend or advertisers’ changing priorities in response to any further economic slowdown or decline could have a material adverse impact on our business.

These challenging economic conditions, especially higher inflation and interest rates, have had, and may continue to have, an adverse impact on our consumers and consumer spending, which, in turn, could materially and adversely affect our business. Discretionary purchases, including for our products and services, generally decline during periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. In the second and third quarters of 2022, increased consumer price sensitivity from our print and digital-only subscribers, along with delivery challenges associated with labor shortages, and ongoing consumer sentiment negatively impacted print circulation volumes.

Higher interest rates, which may continue to rise in the future, could result in increased borrowing costs which may negatively affect our operating results. We are exposed to potential increases in interest rates associated with our New Senior Secured Term Loan. Further, if the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain in a timely manner, if at all, or on favorable terms, as well as more costly or dilutive.

Our operations in foreign jurisdictions have also been affected by volatile markets, uncertain economies, and geopolitical and local events. We have been and will continue to be impacted by fluctuations in foreign currency exchange rates, primarily related to our operations in the U.K. In addition, the invasion of Ukraine and its resulting impacts, including supply chain disruptions, increased fuel prices, international sanctions and other measures that have been imposed, have adversely affected, and may continue to adversely affect, our international operations.

We have been, and may continue to be, impacted by inflation, higher costs associated with labor, newsprint, ink, printing plates, fuel, delivery costs and utilities, higher interest rates, and supply chain disruptions. Global or regional recessions, perceived or actual, higher unemployment and declines in income levels may also materially and adversely affect our business and financial condition. Any sustained economic downturn in the U.S. or any of the other countries in which we conduct significant business could materially and adversely affect our business, operating results, and financial condition.

Additional Risks Related to Our Business

Our future financial results will suffer and we may not be able to achieve our financial performance goals if we are unable to successfully implement our cost control programs and initiatives to improve profitability.

In the third quarter of 2022, we announced that we were implementing cost control programs and initiatives to help mitigate the impact of the challenging economic environment. We may not be able to achieve the expected operational efficiencies, cost savings, and other benefits from these initiatives. The actual amount and timing of the initiatives and related cost savings resulting from these actions may differ from our current expectations and estimates. If we are not able to successfully implement our cost control actions to improve profitability, our future financial results, including the Company's liquidity, will suffer and we may not be able to achieve our financial performance goals.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

In February 2022, the Company's board of directors authorized the repurchase of up to $100 million of the Company's Common Stock (the "Stock Repurchase Program"). Repurchases may be made from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or by means of one or more tender offers, in each case, as permitted by securities laws and other legal requirements. The amount and timing of the purchases will depend on a number of factors including, but not limited to, the price and availability of the Company's shares, trading volume, capital availability, Company performance and general economic and market conditions. The Stock Repurchase Program may be suspended or discontinued at any time. During the three months ended September 30, 2022, the Company did not repurchase any shares of Common Stock under the Stock Repurchase Program. During the nine months ended September 30, 2022, the Company repurchased 800 thousand shares of Common Stock under the Stock Repurchase Program for approximately $3.1 million, excluding commissions. As of September 30, 2022, the remaining authorized amount under the Stock Repurchase Program was approximately $96.9 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

This item is not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description	Location
10.1	Binding Term Sheet by and between Gannett Media Corp., Gannett SB, Inc., Tipico USA Technology, Inc., and Tipico US Group Corp., dated as of July 29, 2022.*	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(d) of the Securities Exchange Act of 1934.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(d) of the Securities Exchange Act of 1934.	Filed herewith.
32.1	Section 1350 Certification of Principal Executive Officer.	Furnished herewith.
32.2	Section 1350 Certification of Principal Financial Officer.	Furnished herewith.
101
The following financial information from Gannett Co., Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income; (iii) Condensed Consolidated Statements of Cash Flow; (iv) Condensed Consolidated Statements of Equity; and (v) Notes to Condensed Consolidated Financial Statements
Attached.
104	Cover Page Interactive Data File (formatted as Inline XBRL and embedded within the Inline XBRL document)	Attached.

* Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2022	GANNETT CO., INC.

/s/ Douglas E. Horne
Douglas E. Horne
Chief Financial Officer and Chief Accounting Officer
(On behalf of the Registrant and as principal financial and principal accounting officer)