Form 10-K
period 2022-12-31
Gannett Co., Inc.
filed 2023-02-23
CIK 1579684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).             Yes  ☐    No  ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant's Common Stock as reported on The New York Stock Exchange on June 30, 2022 was approximately $429.5 million. The registrant has no non-voting common equity.
As of February 17, 2023, 145,768,999 shares of the registrant's Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant's Annual Meeting of Stockholders for 2023 is incorporated by reference in Part III to the extent described therein.

INDEX TO GANNETT CO., INC.
2022 FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including "Item 1 — Business," "Item 1A — Risk Factors" and "Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our current views regarding, among other things, our future growth, results of operations, performance, business prospects and opportunities, and our environmental, social and governance goals, and are not statements of historical fact. Words such as "anticipate(s)," "expect(s)," "intend(s)," "plan(s)," "target(s)," "goal," "project(s)," "believe(s)," "forecast," "strive(s)," "see," "will," "aim," "would," "could," "may," "seek(s)," "estimate(s)" and similar expressions are intended to identify such forward-looking statements.

Forward-looking statements are based on management's current expectations and beliefs and are subject to a number of known and unknown risks, uncertainties, and other factors that could lead to actual results materially different from those described in the forward-looking statements. We can give no assurance our expectations will be attained. Our actual results, liquidity, and financial condition may differ from the anticipated results, liquidity, and financial condition indicated in the forward-looking statements. Forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause our actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others the risks identified by us under the heading "Risk Factors" in Item 1A of this report, as well as other risks and factors identified from time to time in our subsequent filings with the Securities and Exchange Commission. You are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Except to the extent required by law, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions, or circumstances on which any statement is based.

PART I

ITEM 1. BUSINESS

Overview

Gannett Co., Inc. ("Gannett", "we", "us", "our", or the "Company") is a subscription-led and digitally-focused media and marketing solutions company committed to empowering communities to thrive. We operate a scalable, data-driven media platform that aligns with consumer and digital marketing trends. We aim to be the premier source for clarity, connections, and solutions within our communities. Our mission is to provide unbiased, unique local and national content and unrivaled marketing solutions to the communities we serve. We seek to drive audience growth and engagement by delivering valuable content experiences to our consumers, while offering the unique products and marketing expertise our advertisers desire. Our strategy prioritizes the growth of highly recurring digital businesses, while maximizing the lifetime value of our legacy print business, and we expect the execution of this strategy to enable us to continue our evolution to a digitally-focused content platform.

Our current portfolio of media assets includes the USA TODAY NETWORK, which includes USA TODAY and local media organizations in 43 states in the United States (the "U.S."), and Newsquest, a wholly-owned subsidiary operating in the United Kingdom (the "U.K."). We also own digital marketing services companies under the brand LocaliQ, which provide a cloud-based platform of products to enable small and medium-sized businesses ("SMBs") to accomplish their marketing goals. In addition, our portfolio includes what we believe is the largest media-owned events business in the U.S., USA TODAY NETWORK Ventures.

Through USA TODAY, our network of local properties, and Newsquest, we deliver high-quality, trusted content with a commitment to balanced, unbiased journalism, where and when consumers want to engage with it on virtually any device or platform. Additionally, we have strong relationships with hundreds of thousands of local and national businesses in both our U.S. and U.K. markets due to our large local and national sales forces and a robust advertising and digital marketing solutions product suite. We report in two segments, Gannett Media and Digital Marketing Solutions ("DMS"). We also have a Corporate and other category that includes activities not directly attributable to a specific reportable segment and includes broad corporate functions, such as legal, human resources, accounting, analytics, finance and marketing, as well as other general business costs. A full description of our reportable segments is included in Note 14 — Segment reporting in the notes to the Consolidated financial statements.

The Company has prioritized both internal and external investments in data, product, marketing, and our content platform to enhance our products and further align with the shift in engagement to digital products by both consumers and marketers. In 2022, total digital revenues, which includes Digital advertising and marketing services revenues, Digital-only circulation revenues, and Digital syndication and affiliate revenues, were $1.039 billion, or 35% of our total revenues. During 2022, digital-only subscriptions began to outnumber print subscriptions, and as of December 31, 2022, we exceeded 2.0 million paid digital-only subscribers, up 24% year over year. Our U.S. media network, which includes USA TODAY and our network of local properties, averaged 128 million(1) unique visitors monthly during 2022 to our digital platforms. In the U.K., Newsquest is a publishing and digital leader with a network of websites that averaged over 43 million(2) unique visitors monthly during 2022. We continue to make strategic and intentional investments in unique, premium content as we seek to drive growth of a subscription-led digital business model, anchored on high-quality, unbiased, impactful journalism and content.

On June 1, 2022, the Company announced a strategic organizational restructuring, which centralized the operations within each of its U.S. operating business units, Gannett Media and DMS. This change did not have any impact on segment reporting. However, the Company's historical Publishing segment is now referred to as Gannett Media. The Gannett Media reportable segment is an aggregation of two operating segments: Domestic Gannett Media (formerly referred to as Domestic Publishing) and Newsquest (formerly referred to as U.K. Publishing).

We believe that a number of factors and industry trends have, and will continue to, present risks and challenges to our business. For a detailed discussion of certain factors that could affect our business, results of operations and financial condition, see "Item 1A — Risk Factors."

Gannett Media Segment

The Gannett Media reportable segment is an aggregation of two operating segments: Domestic Gannett Media and Newsquest.

Our Gannett Media segment is comprised of the following core products:

•Over 585 Digital news and media brands, including USA TODAY and our network of local properties in the U.S. and the U.K., which include 266 locally-focused websites, extending our businesses onto digital platforms as of December 31, 2022;
•325 digital media brands offer a digital-only subscription offering, exceeding 2.0 million paid digital-only subscribers as of December 31, 2022;
•218 daily print news media brands, including our local property network in the U.S. and USA TODAY, with total paid circulation of over 1.6 million as of December 31, 2022;
•175 weekly print media brands (published up to three times per week) as of December 31, 2022;
•154 daily and weekly news media brands, as well as over 90 magazines in the U.K. as of December 31, 2022; and
•Our community events platform, USA TODAY NETWORK Ventures.

In addition to our print publications, we offer access to Electronic-Editions ("E-Newspapers") to all subscribers of daily products in Gannett markets. During 2022, we transitioned from delivering Saturday editions in print in 142 markets to providing subscribers with access to hundreds of E-Newspapers across the USA TODAY NETWORK as well as ad-free, un-metered access to our USA TODAY Crossword puzzle. Our E-Newspapers are digital replicas of our print editions and contain the same news coverage, sports coverage, puzzles, and games. In addition, the electronic format allows subscribers to read and browse different sections, clip and share articles with friends and family, adjust text size, and access previous editions published within the last 30 days. We believe the transition to E-Newspapers enhances the subscriber experience and provides an opportunity to expand the audience of the total addressable market for print advertisers through scaled E-Newspapers.

Along with our core products, we also opportunistically produce niche publications that address specific local market interests such as recreation, sports, healthcare, real estate, and shopping related content and coupons. Many of our publications are located in small and mid-size markets where we are often the primary provider of comprehensive local market news and information. Our content is primarily devoted to topics we believe are essential and highly relevant to our audiences, such as local news and politics, community and regional events, health and wellness, personal finance, youth sports, local schools, obituaries, and crime news.

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

We reach a large, diverse audience through our print and digital daily and non-daily publications throughout the U.S. and the U.K. Our journalism network is powered by an integrated and award-winning news organization comprised of approximately 3,900 journalists with deep roots in 217 local communities, plus USA TODAY, and across our U.K. markets. As of December 31, 2022, our U.S. media network had approximately 3,300 journalists and Newsquest had approximately 600 journalists.

Since its introduction in 1982, USA TODAY has been a cornerstone of the national media landscape under its recognizable and respected brand. It also serves as the foundation for our newsroom network, the USA TODAY NETWORK, which allows for content sharing capabilities across our local and national markets. Since 1918, our newsrooms have won 96 Pulitzer Prizes. Most recently, in 2022, three USA TODAY NETWORK news organizations were named as Pulitzer Prize finalists. The Milwaukee Journal Sentinel was a finalist in Public Service, while the Indianapolis Star and the Palm Beach Post were finalists in Local Reporting. This marks five Pulitzer Prize winners and seven finalists awarded to Gannett journalists in the last five years.

The scale of our consumer audience across the Gannett Media segment makes us an attractive marketing partner to various local and national businesses trying to reach consumers. We reach approximately one in two adults in the U.S., led by USA TODAY and amplified by local media brands within the USA TODAY NETWORK. We are the leading news media publisher in the U.S. in terms of circulation and have the fifth largest digital audience in the News and Information category, based on December 2022 Comscore Media Metrix®; per those metrics, our content reaches more people digitally than Fox News Digital Network, New York Times Digital, Insider Inc. or WashingtonPost.com.(1)

•During 2022, our U.S. media network, which includes USA TODAY and our network of local properties, had a total digital audience of 128 million(1) monthly unique visitors, on average. In addition, during 2022, the combined average daily print readership was approximately 4.1 million on Sunday and 3.6 million daily Monday through Saturday, primarily driven by our U.S. local property network and to a lesser extent, USA TODAY. While our print audience skews to an older demographic, our digital audience skews younger as evidenced by nearly 50%(1) of the total U.S. digital millennial audience (ages 27 - 42) that accessed our USA TODAY NETWORK content monthly during 2022.
•In the U.K., our wholly-owned subsidiary, Newsquest, had a digital audience in 2022 of 43.0 million(2) monthly unique users, on average, with a total average print readership of 4.5 million every week.

The Gannett Media segment generates revenue primarily through advertising and subscriptions to our print and digital publications and, to a lesser extent, commercial printing and distribution. The USA TODAY NETWORK leverages a centralized operating model utilizing a single content management platform and integrated shared support for back-office operations such as content design and layout services, print and digital creative development, certain sales and service platforms, and accounting and finance. We also centrally manage production and distribution across our entire newsroom network to maximize efficiency. However, we believe that it is critically important that our U.S. local property network operate at the local level and utilize the centralized infrastructure in a manner that maximizes each property's individual performance.

Advertising and marketing: In 2022, Advertising and marketing services revenues at the Gannett Media segment were $1.171 billion, which represented 45% of total Gannett Media segment revenues, down slightly from 46% in 2021, making it our single largest revenue category in 2022.

We track our Print advertising revenues in two primary categories: local and national, and classified. Below are descriptions of the categories:

•Local and national advertising includes ads run in our print products, such as our daily or non-daily publications, and are either display advertising or preprinted inserts. Local advertising is associated with local store fronts or locally owned businesses and national advertising is principally associated with advertisers who are promoting national products or brands throughout the USA TODAY NETWORK. Examples include retailers, commercial banks, airlines, and telecommunications; and
•Classified advertising includes major categories such as legal, obituaries, automotive, employment, and real estate or rentals.

We track Digital advertising and marketing services revenues in three main categories: digital media, digital classified, and digital marketing services. Below are descriptions of these three categories:

•Digital media represents all display advertising either delivered on our digital products or off-platform through omnichannel partners or on channels such as Apple News;
•Digital classified encompasses digital advertising revenues associated with our classified partnerships, including auto, employment (i.e., ZipRecruiter, Recruitology), and real estate (i.e., Homes.com) as well as legal, and obituaries; and
•Digital marketing services represents our integrated, proprietary marketing platform helping local businesses build their online presence, drive awareness and leads, manage and nurture leads, and measure which activities are most effective. Our digital marketing services utilize digital inventory across a number of third-party websites.

Our advertising teams employ a multi-product and platform approach to advertising sales under the LocaliQ brand, selling a full portfolio of print and digital advertising, including digital marketing services. This diverse set of products can be specifically tailored to the individual needs of advertisers from small, locally-owned merchants to large, complex businesses. We believe local and national advertisers find it challenging to manage the complexity of their media budgets, particularly on the digital side, and are seeking to reach a shifting audience while also desiring to influence attitudes and behavior at each stage of the purchase path. Our nationally scaled sales force, trusted expertise, and broad portfolio of print and digital advertising and marketing products position us well to solve these challenges. Through our media planning process, we present advertisers with targeted, integrated solutions that help them reach this shifting audience.

The Gannett Media segment's Advertising and marketing services revenues are subject to moderate seasonality due primarily to fluctuations in advertising volumes. Advertising and marketing services revenues for our Gannett Media segment are typically highest in the fourth quarter, primarily due to fluctuations in advertising volumes tied to the holidays, regional weather and levels of activity in our various markets, some of which have a high degree of seasonal residents and tourists. The volume of advertising sales in any period is also impacted by other external factors such as competitors' pricing, advertisers'

decisions to increase or decrease their advertising expenditures in response to anticipated consumer demand, and general economic conditions. Beginning in the second quarter of 2022, uncertain economic conditions adversely impacted our advertising revenues, and the occurrence of these factors has resulted in a reduction in demand for our print and digital advertising, reduced the rates for our advertising, and caused marketers to reduce or stop spend. Refer to "Macroeconomic Environment" below for further discussion.

Circulation: In 2022, Gannett Media segment Circulation revenues of $1.085 billion comprised 41% of total Gannett Media segment revenues, down from 43% in 2021. Print circulation volumes declined more significantly beginning with the second quarter of 2022, as compared to historical trends. We implemented a number of customer centric initiatives and changes during 2022 that we believe will stabilize this trend, as well as extend the overall life of our print subscriber base. Circulation revenues in the U.S. are derived from our all access content subscription model, single-copy sales of our publications, and digital-only subscriptions. Circulation revenues at Newsquest are centered more on single-copy sales, with a larger portion of weekly paid-for titles and free titles as compared to our U.S. publications.

Our all access content subscription model in our local markets includes a home delivered print product along with access to our content via multiple digital platforms including websites, smartphone and tablet applications, and E-Newspapers, with subscription prices varying significantly by market, frequency, and product, among other variables. As of December 31, 2022, we had 1.5 million print subscribers. We offer our customers EZ Pay, a payment system which automatically deducts subscription payments from customers' credit cards or bank accounts. We have experienced greater subscriber retention with our customers that use EZ Pay. At the end of 2022, EZ Pay was used by 61% of all print subscribers across our U.S. local property network (not including USA TODAY).

Growing our paid digital-only subscribers remains a top strategic priority and, in 2022, our paid digital-only subscribers increased by 24% on a total Company basis to approximately 2.0 million. We believe our digital-only subscription growth is rooted in our unbiased, premium, local to national content. To continue growing and accelerating our digital-only subscriber base, we intend to capitalize on our large organic audience by further leveraging data and technology to understand our users' interests and curate an experience that will drive engagement and loyalty. At the end of 2022, over 90% of digital-only subscriptions were generated from local markets, domestically and internationally. We see a continued monetization opportunity and large addressable market in non-local areas such as USA TODAY, sports and games, as well as other non-news vectors. We believe our commitment to data, product, compelling content and journalism, and the monetization of our platform is the foundation for accelerating our digital transformation. Our primary digital-only subscriber acquisition strategies include converting our significant organic traffic through on-platform promotion, paywalls, and dynamic meters for our premium content, conversion through our freemium funnel, paid social, and email marketing. Conversion of organic traffic is also achieved through content marketing, enhancing personalization, content targeting capabilities, and enhanced product experience. A variety of pricing strategies are also used, including discounted introductory periods and sales, to encourage trial and habituation before transitioning to the full price rate. In addition to digital-only subscriptions to our media brands, we offer standalone subscriptions to various sports brands and Crossword apps.

In the U.S. local markets, Circulation revenue is largely subscription based, with approximately 87% of Circulation revenues derived from our all access content subscription model and digital-only subscriptions in 2022.

In addition to the subscription model in our U.S. local markets, single-copy print editions continue to be sold at retail outlets and accounted for approximately 10% of daily and 13% of Sunday net paid circulation volume in 2022. Approximately 47% of the net paid circulation volumes of USA TODAY in 2022 was generated by single-copy sales at retail outlets, vending machines, or hotels that provide copies to their guests. The remainder was generated by home and office delivery, mail, educational, and other sales.

Events: USA TODAY NETWORK Ventures, our events and promotions business, connects communities and diversifies the Company's traditional media offerings. In 2022, USA TODAY NETWORK Ventures produced 220 events for the Company with a collective attendance of over 1.0 million. Due to the easement of COVID-19 restrictions, the majority of events in 2022 returned to in-person as individuals increasingly resumed pre-pandemic lifestyles. As a result, our in-person attendance in 2022 nearly doubled from the prior year to approximately 400 thousand attendees.

USA TODAY NETWORK Ventures creates impactful consumer engagement and experiences through world-class events, endurance races, promotions, and timing and event production technologies. Our portfolio includes the largest high school sports recognition program in the country, USA TODAY High School Sports Awards, and other brands including the Official Community's Choice Awards, American Influencer Awards, Rugged Maniac, Hot Chocolate 15K/5K, RAGBRAI, Detroit Free Press Marathon and many more. Our events are managed with our proprietary ticketing and registration platform, EnMotive®, one of the largest race timing companies in the U.S.

USA TODAY NETWORK Ventures revenues are generated primarily through sponsorship sales, race registrations, ticket sales, and print and digital advertising.

Production and Distribution: As of December 31, 2022, Gannett Publishing Services ("GPS") owned and/or operated 29 print facilities. Each of our print facilities produced 14 publications on average during 2022. By clustering our production resources, utilizing excess capacity for commercial work, or outsourcing where cost-beneficial, we are able to reduce the operating costs of our publications while increasing the quality of our small and mid-size market publications that would typically not otherwise have access to high quality production facilities. We believe we are able to reduce future capital expenditure needs by having fewer overall pressrooms and buildings. We also believe our superior production quality is critical to maintaining and enhancing our position as the leading provider of local news coverage in the markets we serve.

GPS leverages our existing assets, including employee talent and experience, physical plants and equipment, and our vast national and local distribution networks to produce print products for both Gannett and third-party customers. GPS is particularly focused on optimizing our geographic footprint to most efficiently produce and transport our printed products. GPS is responsible for internal and external printing, packaging, and distribution. The distribution of our daily newspapers is typically outsourced to independent, locally based, third-party distributors that also distribute a majority of our weekly newspapers and non-newspaper publications. We continuously evaluate lower cost options for newspaper delivery.

Newsquest operates its publishing activities in a similar manner to GPS, through regional centers to maximize the use of management, finance, printing, and personnel resources. This regional approach allows the business to leverage a variety of back-office and administrative activities to optimize financial results and enables Newsquest to offer readers and advertisers a range of attractive products across the market.

We continue to refine our production and distribution methods, and in 2022, we transitioned from delivering Saturday editions in print in 142 markets to providing subscribers with access to our full Saturday E-Newspapers and unlimited access to our digital platforms. We are also converting to mail delivery via the U.S. Postal Service in certain markets where it is viable from a customer and financial perspective. Our goal is to reliably deliver to the consumer, and lower costs in some cases, as well as eliminate unprofitable distribution routes where possible.

Competition: Our Domestic Gannett Media and Newsquest operations and affiliated digital platforms compete with other media and digital companies for advertising and marketing spend. Our Gannett Media operations also compete for circulation and readership against other news and information outlets and amateur content creators, some of which offer their content free of charge. Each of our publications compete for advertising revenues to varying degrees with traditional media outlets such as direct mail, yellow pages, radio, outdoor advertising, broadcast and cable television, magazines, local, regional and national newspapers, shoppers, and other print and online media sources, including local blogs. We also increasingly compete with digital and social media companies, as well as advertising networks and other programmatic buying channels for advertising revenues.

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

The Company expects to continue to protect its audience market share and to expand its audience reach in the digital media industry through a focus on high quality content and journalism, internal audience development efforts, content distribution programs, acquisitions, and partnerships. Additionally, the Company expects to continue to improve its suite of advertising and marketing services products through both internal development and partnerships.

Government Regulation: We are subject to a variety of laws, rules and regulations in numerous jurisdictions within the U.S. and in each of the countries where we conduct business. These laws, rules and regulations cover several diverse areas including environmental matters, employee health and safety, data and privacy protection and anti-trust provisions. These U.S. federal, state, and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. For example, many jurisdictions have enacted or are considering enacting privacy or data protection laws and regulations that apply to the processing or protection of personal information. Data and privacy protection laws, rules and regulations, while generally applicable to our business, are particularly critical and relevant to our DMS segment. The compliance costs and operational burdens imposed by these laws and regulations could be significant. As a result of the often rapidly evolving changes, the application, interpretation, and enforcement of these and other laws and regulations are often uncertain and may be interpreted and applied inconsistently from jurisdiction to jurisdiction and inconsistently with our current policies and practices. We are committed to conducting our business in accordance with applicable laws, rules and regulations.

Environmental Regulation: The Company is committed to its strategy of protecting the environment. Our goal is to ensure our production and distribution facilities comply with applicable federal, state, local, and foreign environmental laws and to incorporate appropriate environmental practices and standards in our operations. We believe we are one of the industry leaders in the use of recycled newsprint. During 2022, 12% of our domestic newsprint purchases contained recycled content, with average recycled content of 21%.

Our operations use inks, solvents, and fuels. The use, management, and disposal of certain of these substances are regulated by environmental agencies. In addition, there is increasing attention in the U.S. and worldwide concerning the issue of climate change and the effect of greenhouse gas emissions. The Company believes that understanding and managing greenhouse gas emissions is important to effectively mitigate our impact to the environment. We plan to complete a comprehensive greenhouse gas emissions report that is expected to allow us to redefine our commitment around our carbon footprint. See "Climate Change" below.

We retain a corporate environmental legal consultant who, along with internal and outside counsel, provides advice on regulatory compliance and preventive measures. We believe we are in substantial compliance with all applicable laws and regulations for the protection of the environment and the health and safety of our employees based upon existing facts presently known to us. Compliance with applicable federal, state, local, and foreign environmental laws and regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes, and other related activities has had, and will continue to have, an impact on our operations but has been accomplished to date without having a material adverse effect on our operations. While it is difficult to estimate the timing and ultimate costs to be incurred due to uncertainties about the status of laws, regulations, and technology, based on information currently known to us and insurance procured with respect to certain environmental matters, we do not expect environmental costs or contingencies to be material or to have a material adverse effect on our financial performance. Our operations involve risks in these areas, however, and we cannot provide assurance that we will not incur material costs or liabilities in the future which could adversely affect us. See also "Item 1A — Risk Factors" in this Annual Report on Form 10-K.

Raw Materials: Newsprint, which is the basic raw material used in our print publications, has been and may continue to be subject to significant price changes from time to time. During 2022, we purchased newsprint as well as other specialty paper grades from 14 domestic and global suppliers. Our total consumption was approximately 149,256 metric tons in 2022, a decrease of 17% from 2021, which included consumption by our owned and operated print sites, third-party printing sites, and Newsquest, and includes consumption for Gannett products as well as products printed commercially for third-parties. In 2022, newsprint availability was constrained globally due to manufacturing facility closures and on-going capacity shifts between newsprint and specialty paper grades. Further, supply chain issues have challenged and continue to challenge deliveries, resulting in delays, although we do not anticipate that this will materially impact our print operations. Additionally, inflationary pressures have negatively impacted and are expected to continue to negatively impact the overall cost of newsprint and delivery services. The availability and price of newsprint is subject to numerous risks and uncertainties, which are described more fully under "Item 1A — Risk Factors" in this Annual Report on Form 10-K.

Joint Operating Agencies: Our Gannett Media subsidiaries in Detroit, Michigan and York, Pennsylvania each participate in a joint operating agency ("JOA"). In each instance, the JOA performs the production, sales, distribution, and back office functions for our subsidiaries and the publisher of another publication pursuant to a joint operating agreement. Operating results for the Detroit and York JOAs are fully consolidated along with a charge for the minority partners' share of profits.

Major Publications and Markets We Serve: The following table sets forth information regarding the number of local publications and production facilities in our Gannett Media segment as of December 31, 2022:

LOCAL PROPERTY NETWORK MEDIA ORGANIZATIONS
	Publications		Production Facilities
State / Territory	Dailies	Weeklies
Alabama	3	1	1
Arizona	1	2	1
Arkansas	1	4	—
California	7	5	1
Colorado	2	1	1
Connecticut	1	—	—
Delaware	1	5	1
Florida	19	7	2
Georgia	3	8	1
Illinois	11	4	1
Indiana	9	3	2
Iowa	3	8	1
Kansas	3	—	1
Kentucky	2	—	—
Louisiana	7	3	—
Maine	—	2	—
Maryland	2	4	—
Massachusetts	10	20	1
Michigan	14	8	1
Minnesota	1	—	—
Mississippi	2	1	1
Missouri	2	—	1
Montana	1	—	—
Nevada	1	1	—
New Hampshire	2	2	1
New Jersey	9	22	2
New Mexico	5	—	—
New York	12	1	1
North Carolina	6	3	2
Ohio	21	34	1
Oklahoma	2	1	—
Oregon	2	—	—
Pennsylvania	12	3	—
Rhode Island	2	—	1
South Carolina	3	2	—
South Dakota	3	1	—
Tennessee	8	7	1
Texas	8	6	2
Utah	1	—	—
Vermont	1	—	—
Virginia	2	1	—
Washington	1	1	—
Wisconsin	11	4	1
Total	217	175	29

The following table lists information for our major publications and their affiliated digital platforms in the U.S.:

			Combined Average Circulation
Title	Related Website(s)	Location	Daily(1)	Sunday(1)
USA TODAY	www.usatoday.com	McLean, Virginia	163,036	—
Detroit Free Press	www.freep.com	Detroit, Michigan	53,080	103,606
The Arizona Republic	www.azcentral.com	Phoenix, Arizona	67,510	95,663
Milwaukee Journal Sentinel	www.jsonline.com	Milwaukee, Wisconsin	48,158	75,061
The Indianapolis Star	www.indystar.com	Indianapolis, Indiana	35,127	50,192
The Columbus Dispatch	www.dispatch.com	Columbus, Ohio	35,235	48,899
The Cincinnati Enquirer	www.cincinnati.com	Cincinnati, Ohio	30,138	46,542
Democrat and Chronicle	www.democratandchronicle.com	Rochester, New York	27,569	42,355
The Courier-Journal	www.courier-journal.com	Louisville, Kentucky	29,818	40,849
The Des Moines Register	www.desmoinesregister.com	Des Moines, Iowa	27,446	39,773
The Akron Beacon Journal	www.beaconjournal.com	Akron, Ohio	21,947	34,841
Austin American-Statesman	www.statesman.com	Austin, Texas	26,455	33,699
The Providence Journal	www.providencejournal.com	Providence, Rhode Island	27,820	33,523
The Oklahoman	www.newsok.com	Oklahoma City, Oklahoma	25,304	33,047
The Tennessean	www.tennessean.com	Nashville, Tennessee	21,559	31,863
The Palm Beach Post	www.palmbeachpost.com	Palm Beach, Florida	23,454	31,595
The Record	www.northjersey.com	Bergen County, New Jersey	25,312	31,311
Sarasota Herald Tribune	www.heraldtribune.com	Sarasota, Florida	24,424	28,472
(1)Daily and Sunday combined average circulation is print, digital replica, digital non-replica, and affiliated publications according to the Alliance for Audited Media's September 2022 Quarterly Publisher's Statement. Beginning in September 2022, digital access is no longer tracked in the Alliance for Audited Media's Quarterly Publisher's Statement, a change from prior year methodology.

Newsquest has a portfolio of over 150 news brands and more than 90 magazines, published in print and online in the U.K. With a digital audience in 2022 averaging more than 43 million(2) monthly unique users and more than 4.5 million total weekly average print readers, Newsquest's content is read by a substantial portion of the U.K. population. In addition to local news brands, Newsquest owns the digital businesses s1jobs and s1Homes, Exchange & Mart, and a specialist magazine business.

The following table presents information for our major local media organizations and affiliated digital platforms operated by Newsquest in the U.K. as of December 31, 2022.

DAILY PAID-FOR LOCAL MEDIA ORGANIZATIONS AND AFFILIATED DIGITAL PLATFORMS / NEWSQUEST
Title	Related Website(s)	Location	Circulation Monday - Saturday(1)
Basildon & Southend Echo	www.echo-news.co.uk	Basildon, Southend on Sea	9,563
The Bolton News	www.theboltonnews.co.uk	Bolton	4,720
Bournemouth - The Daily Echo	www.bournemouthecho.co.uk	Bournemouth	6,913
Bradford Telegraph & Argus	www.thetelegraphandargus.co.uk	Bradford	5,859
Colchester Daily Gazette	www.gazette-news.co.uk	Colchester	4,789
Dorset Echo	www.dorsetecho.co.uk	Dorset	5,230
Glasgow - Evening Times	www.eveningtimes.co.uk	Glasgow	9,683(2)
Greenock Telegraph	www.greenocktelegraph.co.uk	Greenock	6,006(2)
Lancashire Telegraph	www.lancashiretelegraph.co.uk	Blackburn, Burnley	3,982
Oxford Mail	www.oxfordmail.co.uk	Oxford	5,504
South Wales Argus - Newport	www.southwalesargus.co.uk	Newport	4,907
Southampton - Southern Daily Echo	www.dailyecho.co.uk	Southampton	7,726
Swindon Advertiser	www.swindonadvertiser.co.uk	Swindon	4,795
The Argus Brighton	www.theargus.co.uk	Brighton	7,019
The Herald, Scotland	www.heraldscotland.co.uk	Glasgow, Edinburgh	14,820(2)
The National, Scotland	www.thenational.scot	Glasgow, Edinburgh	5,072(2)
The Northern Echo	www.thisisthenortheast.co.uk	Darlington	11,321
The Press - York	www.yorkpress.co.uk	York	6,705
Worcester News	www.worcesternews.co.uk	Worcester	3,456
The Leader	www.leaderlive.co.uk	Wrexham	3,757
The Mail	www.nwemail.co.uk	Cumbria	2,995
News & Star	www.newsandstar.co.uk	Carlisle	2,665
Oldham Times	www.theoldhamtimes.co.uk	Oldham	886
Ipswich Star	www.ipswichstar.co.uk	Ipswich	3,354
Eastern Daily Press	www.edp24.co.uk	Norwich	16,413
East Anglian Daily Times	www.eadt.co.uk	Ipswich	8,348
Norwich Evening News	www.eveningnews24.co.uk	Norwich	3,736
(1)Unless otherwise noted, all circulation figures are according to Joint Industry Currency for Regional Media Research results for the period January to June 2022.
(2)Circulation figures are according to BPA Worldwide results for the period January to December 2021 as auditing occurs annually and is not yet available for 2022.

References
(1) 2022 Comscore Inc., US Multi-Platform, Desktop 2+ and Total Mobile 18+, December 2019-December 2022
(2) Newsquest used Adobe Analytics to identify unique visitors between January 2022 and December 2022

Digital Marketing Solutions Segment

The mission of our DMS segment is to help local businesses thrive by delivering customers and driving leads through technology and insights. The DMS segment, under the brand LocaliQ, is a sophisticated, cloud-based platform of fully-digital products differentiated by our proprietary:
•Marketing automation and management tools;
•Patent-pending artificial intelligence bidding engines with goal-based and omnichannel advertising optimization;
•Customizable reporting that can integrate with third-party platforms; and
•Simple setup that works without configuration.

Our DMS platform is used by a growing number of local businesses to find, convert, and keep customers. It is an all-in-one marketing platform that optimizes any marketing budget to deliver more relevant messages to local consumers with a suite of marketing automation, channel campaign management, customer relationship management and insight tools. We believe local businesses want a single, unified solution to solve their digital marketing needs. Our DMS products and solutions help SMBs thrive in four primary ways:

•Building online presence (e.g., websites and landing pages, local listings, search engine optimization, social media management, live chat);
•Driving consumer awareness and generating business leads with advertising (e.g., search engine marketing, social advertising, mobile advertising, display advertising, video and over the top advertising, targeted email marketing);
•Building an audience while managing and nurturing leads and customers (e.g., lead alert tools, lead management, lead engagement and automation); and
•Measuring and knowing what works and optimizing future marketing campaigns (e.g., conversion analytics, data integrations, client center, customer tracking, cross-channel optimization, lead attribution, campaign reporting).

Utilizing our digital growth platforms and solutions, we build long-term, recurring revenue relationships while fulfilling our mission of helping local SMBs thrive. We believe we have a true advantage of successfully reaching the SMBs given our scaled salesforce and long-standing involvement and knowledge of the communities in which we operate. As of December 31, 2022, the majority of our DMS customers have a recurring evergreen subscription. With customer budget retention rates of 95% in 2022, we believe the DMS segment provides a stable and predictable business model. In addition, we believe that ongoing investment in product and marketing, combined with sales channel expansion, are critical to capitalizing on the approximately 30 million SMBs in the U.S. and we expanded our core platform customers to approximately 15,300 as of December 31, 2022.

We run an efficient operating model by leveraging our entire sales organization, which includes local sales in our media markets, direct and national sales, and inside sales channels, who utilize a single customer relationship management tool and service all clients and campaigns through our proprietary LocaliQ platform. We believe this scaled, national sales force provides our DMS business a unique advantage. The LocaliQ platform has centralized post-sales functions and utilizes integrated shared support for back-office operations such as accounting and finance. These centralized post-sales functions are located both domestically and internationally to provide for the most efficient and variable servicing costs.

We believe the creation of a complementary go-to-market model of a "freemium" buy online channel will continue to expand the DMS customer base and revenue. Our freemium DMS offering is intended to serve as a low friction tool for acquiring new registered users while providing small businesses immediate marketing value and exposing them to the proprietary functionality of our broader LocaliQ platform before converting to a paid product. We have already seen registration growth since launch, and as of December 31, 2022, we had approximately 55,000 registered users. These freemium registered users are in addition to our approximately 15,300 core platform customers. Our freemium customer business is important for future growth as these are businesses that have registered and are engaged with our platform and some of our products. Moving forward, we expect to expand the freemium capabilities throughout 2023, in conjunction with do-it-yourself and buy online products that will deliver a quality marketing solution for lower-tier marketing budgets.

DMS Advertising and marketing services revenues are subject to moderate seasonality due primarily to fluctuations in marketing budgets for seasonal businesses. We believe the diversification of the product suite and the creation of a complementary go-to-market freemium model will, over time, reduce the impact from seasonal fluctuations.

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

We have a proprietary set of technologies that enables a business to receive a score on their overall marketing efforts, shows them how they stack up against their competitors, and recommends a comprehensive set of solutions to help them achieve their goals. This customized solution is sold as a subscription to our LocaliQ DMS platform. This platform removes the concerns of unexpected overages and misaligned goals and allows us to set performance-based pricing. The platform optimizes to produce the best results for the business and service experts are assigned to assist with each account, as needed.

•Our online presence solutions offer high conversion websites, with e-commerce, custom content creation to empower businesses to look professional, and human or bot-enabled live chat which ties into our lead conversion tools. These products are designed to work in concert with our digital advertising products with a goal of enhancing clients' marketing return on investment.
•Our online advertising products include award-winning technology for bidding and budget management as well as patent-pending machine learning algorithms which optimize multiple advertising channels and campaigns toward a goal with a single budget. Search engine marketing, which is recorded as Advertising and marketing services revenues, accounted for 65% of our DMS segment's total revenues for the year ended December 31, 2022.
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

Distribution: We deliver our suite of products and solutions to local businesses through a combination of our proprietary technology platform, our sales force, and select third-party agencies and resellers. Our DMS segment has sales operations in the U.S., Canada, New Zealand, and the U.K. During 2022, approximately 94% of our DMS segment revenues were generated in North America and the remaining 6% from other international markets. All DMS segment revenues are digital revenues.

Competition: The market for local online advertising solutions is intensely competitive and rapidly changing. The market is highly fragmented as there are a number of smaller companies which provide digital marketing services at highly competitive prices and, increasingly, we compete with SMB marketing providers who offer solutions tailored for specific verticals. In addition, the online publishers that we utilize for clients, such as Google, Yahoo!, Facebook, and Microsoft, generally offer their products and services through self-service platforms. Many traditional offline media companies also offer online advertising solutions and have large, direct sales forces and digital publishing properties.

Strategy

Gannett is committed to a subscription-led business strategy that drives audience growth and engagement by delivering valuable content experiences to our consumers, while offering the unique products and marketing expertise our advertisers desire. The execution of this strategy is expected to allow us to continue our evolution from a more traditional print media business to a digitally focused content creator and marketing solutions platform.

We intend to create stockholder value through a variety of methods, including organic growth driven by our consumer and business-to-business strategies, as well as through paying down debt. The five key operating pillars of our strategy include:

Driving digital subscriptions growth

As consumers have become increasingly interested in digital consumption of news, a key element to our consumer strategy is growing our paid digital-only subscriber base. We are able to deliver our unique local and national content to our customers across multiple print and digital platforms, and expect the addressable market for our digital platforms to continue to grow. In service of that, we expect to develop and launch additional digital subscription offerings tailored to specific topics and audiences in the future.

Driving Digital Marketing Solutions growth by engaging more customers in recurring monthly revenue offerings

We are now of significant digital scale, with unique reach at both the national and local community levels. We expect to leverage our integrated sales structure and lead generation strategy to continue to aggressively expand our digital marketing services business into our local markets, both domestically and internationally. Given our extensive customer base and volume of digital campaigns, we plan to use data and insights to inform new and dynamic advertising products, such as our "freemium" offering to complement our sales structures, that we believe will deliver superior results.

Optimizing our traditional businesses across print and advertising

We plan to continue to drive the profitability and lifetime value of our traditional operations by focusing on product and property-level performance across our portfolio. We expect the continued evolution of the core print product, but remain committed to providing strong customer service and delivering high quality products for our print subscribers. Advertising, both print and digital, continues to offer a compelling branding opportunity across our network due to our scale and unique reach at both the national and local community levels.

Prioritize investments in growth businesses

By leveraging our unique footprint, trusted brands, and media reach, we identify, experiment with, and invest in potential growth businesses. Some examples of our growth businesses include our community events and promotions subsidiary, USA TODAY NETWORK Ventures, our consumer product review site, Reviewed, and our sports betting presence, which we have expanded through strategic partnerships. We expect to engage in future partnerships and expanded product offerings that can further monetize our significant audience and unique footprint.

Building on our environmental, social and governance focus to foster culture and community both internally and externally

We will continue our environmental, social and governance ("ESG") journey that is rooted in our mission to empower our communities to thrive and putting our customers at the center of everything we do. We support that mission with clearly defined values that influence not only what we do, but how we do it, with one of the core pillars focusing on our ongoing commitments to inclusion, diversity and equity ("ID&E"). From our internal efforts around recruiting, development and retention, to our external efforts to provide high quality products and excellent customer service, we believe our strategic focus will benefit from our continued commitment to building upon our culture and community values.

Macroeconomic Environment

The U.S. and global economies and markets experienced increased volatility in 2022, and are expected to continue to experience volatility, due to factors including higher inflation, increased interest rates, supply chain disruptions, fluctuating foreign currency exchange rates and other geopolitical events that are anticipated to continue in 2023. Beginning in the second quarter of 2022, uncertain economic conditions adversely impacted our advertising revenues, and the occurrence of these factors has resulted in a reduction in demand for our print and digital advertising, reduced the rates for our advertising, and caused marketers to reduce or stop spend.

These challenging conditions, especially higher inflation and interest rates, have negatively impacted the consumer and resulted in increased price sensitivity from our print and paid digital-only subscribers. Consumer purchases of discretionary items, including our products and services, generally decline during periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. Beginning in the second quarter of 2022, increased consumer price sensitivity, along with delivery challenges associated with labor shortages for a portion of the year, and ongoing consumer sentiment negatively impacted print circulation volumes as compared to the same periods in the prior year.

As a result of the macroeconomic volatility in 2022, compared to the prior year, we have experienced an increase in costs associated with labor, newsprint, delivery costs, ink, printing plates, fuel, and utilities. We are also exposed to potential increases in interest rates associated with our five-year senior secured term loan facility in an original aggregate principal amount of $516 million, which as of December 31, 2022 accounted for approximately 34% of our outstanding debt, as well as fluctuations in foreign currency exchange rates, primarily related to our operations in the U.K. We expect continued uncertainty and volatility in the U.S. and global economies which will continue to impact our business.

Recent U.S. Tax Legislation

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the "Inflation Reduction Act"), which includes, among other provisions, changes to the U.S. corporate income tax system, including a 15% minimum tax based on "average adjusted financial statement income" exceeding $1 billion for any three consecutive years preceding the tax year and a 1% excise tax on net repurchases of stock in excess of $1 million after December 31, 2022. We do not anticipate a material financial impact from the Inflation Reduction Act during 2023.

Employees and Human Capital Resources

We believe our employees are our greatest asset and the foundation of our business is the people and employees who make our day-to-day operations possible. ID&E are core pillars of our organization and we regularly track our progress on workforce demographics. In 2022, we published our second installment of an annual report focused on our ID&E efforts. The ID&E report issued in 2022 outlined current workforce diversity data, Gannett's inclusion goals that reach into 2025, as well as the steps we are taking to achieve our goals. In 2022, we expanded our published demographic data, including a breakdown by functional area based on our organization's structure, and continuing the trend we began in 2020, included year-over-year representation trends. Gannett expects to continue to publish company-wide workforce demographics twice a year.

The ID&E report issued in 2022 also highlighted how we are working to meet our goals, including through our employee resource groups ("ERGs") where we leverage the unique strengths, views, and experiences of our employees to build community, drive engagement, and deliver business impact. In 2022, we launched our twelfth ERG, Sustainability Forward, which is focused on climate, people, and communities with a mission to contribute to a better, more inclusive, and equitable planet. We also launched our "I Am Series" as part of our Inclusion Social Strategy, which elevates our employees’ authentic voices and meaningful life moments.

Gannett remains consistent, committed, and intentional in our quest to be a leader in ID&E. In 2022, Gannett was recognized in the 2022 Best Places to Work for LGBTQ Equality. In 2022, for the fifth year in a row, Gannett received a perfect score of 100 on the Corporate Equality Index, the nation's premier benchmarking survey and report measuring corporate policies and practices related to LGBTQ workplace equality and inclusion.

Enabling a positive employee experience, within a values-based, inclusive work culture, is a top priority at Gannett. Aligned to our purpose, we endeavor to provide engaging work and foster a culture that supports our employees' ability to reach their goals and grow through learning and development. We aim to cultivate a safe, diverse, inclusive, and equitable culture with broad promotion of ERGs, with twelve active ERGs operating in the Company as of December 31, 2022. We operate within a "4c" model, where the strategic pillars of Career, Culture, Company and Community are used to establish goals, determine topics for programming and live discussions, as well as track progress and successes. Our programming includes intersectional ERG events, monthly Town Hall meetings with our Chief Executive Officer and senior leadership, and many communication channels, including, as an example, our monthly Together employee newsletter, which shares strategies on topics such as hybrid working, staying socially and professionally connected, and highlighting individual employee career progression stories.

Throughout the year we engage employees through lifecycle milestones to capture feedback through diverse channels in order to maintain a clear pulse on the employee experience. Annually, the performance review process includes goal setting as well as manager feedback, coaching and individual development plans to assist with the career growth of our employees. During 2022, there was an added focus each month on enabling management effectiveness by sharing specific programs, tools, forums and communications for people managers. We also have implemented a Company-wide mentor platform that allows for targeted programming for particular employee groups that will further enable career elevation progress on our diversity and inclusion goals.

We understand the critical need for succession planning and have developed talent and succession plans with customized development plans for critical roles within the organization. On an annual basis, our Board of Directors reviews the succession plans for key senior leadership positions. Our learning programs have been designed to successfully orient employees, build leadership capabilities and meet individual development needs. Through our centralized Learning Experience Platform, we deliver and manage both internally developed and customized programs such as our leadership development program, as well as partner programs. To further our employees' experience, we offer a volunteer time benefit and community giving campaigns, inclusive holidays, including flexible holiday time for individuals to elect their desired holiday observations.

As of December 31, 2022, we employed approximately 11,200 employees in the U.S., of which approximately 17% are represented by labor unions, most of which are affiliated with one of seven international unions. As of December 31, 2022, there were approximately 3,000 employees outside of the U.S., including approximately 2,200 employed by Newsquest in the U.K. Our U.K. subsidiaries bargain with two unions over working practices, wages, and health and safety issues. Most of our unionized employees work under collective bargaining agreements that have expired, are in the negotiation process, or are negotiating towards an initial collective bargaining agreement. As of December 31, 2022, there were approximately 72 existing collective bargaining agreements and 17 bargaining units negotiating initial contracts. While we have experienced isolated work stoppages from time to time, we believe relations with our employees are generally good.

Environmental, Social and Governance Initiatives

As a leading media organization, our longstanding corporate social responsibility position is driven by our deep commitment to our communities. We are dedicated to ensuring that we have mindful and ethical business practices that positively impact our world. In 2021, we formed an executive-led, cross-functional committee to help deepen our commitment to our corporate responsibility pillars – people, planet, and communities – through the formalization of an ESG strategy. In early 2022, we published our inaugural ESG report detailing the alignment of our efforts across those pillars to the U.N. Sustainable Development Goals ("SDGs"). The 2022 ESG report reflected an important initial step towards providing increased transparency of Gannett's priorities and measured progress.

We aligned each pillar to one SDG objective, choosing Reduced Inequalities, Climate Action, and Peace, Justice & Strong Institutions as our key objectives. While we believe we can positively contribute to all 17 U.N. SDGs, we have chosen these three as our key priorities for sustainability where we believe we can help make the most significant impact. Each year we plan to update our progress and share more details about how we are working to achieve our goals.

Climate Change

Gannett's mission of empowering communities to thrive cannot be achieved without considering the pillars that make up our corporate social responsibility platform. As part of our commitment to social responsibility, Gannett strives to minimize its environmental impact through sustainable business practices for sourcing, consumption, and waste. We have taken a number of steps within the organization in an effort to reduce our use of water, to recover and recycle electricity and fossil fuels when possible, and to pursue green energy options where available. We continue to reduce the number of presses in operation by consolidating print operations and by significantly reducing the square footage of our office space through consolidation of offices, in many cases, to more energy efficient spaces. We are committed to completing a comprehensive Greenhouse Gas emissions report that is expected to allow us to redefine our commitment and set targets around our carbon footprint. During 2022, we reported for the first time our Scope 1 and 2 carbon emissions for 2021, and we expect to expand our reporting to begin to encompass Scope 3 emissions over time.

Gannett will continue its efforts to represent the concerns of the local and national communities where we live and work, reporting on local issues including climate impacts, water quality and sanitation. Gannett launched a National Climate Change reporting team covering the full USA TODAY NETWORK and published more than 330 stories, newsletters or major projects about climate change and the environment in 2022. The USA TODAY NETWORK publishes a weekly newsletter, Climate Point, that curates content about the environment, sustainability, and climate change from across the network for a national audience, helping readers make better informed decisions for themselves, their families, and their communities.

Corporate Governance and Public Information

The address of Gannett's website is www.gannett.com. Stockholders can access a wide variety of information on Gannett's website, under the "Investor Relations" tab, including corporate governance information, news releases, Securities and Exchange Commission ("SEC") filings, and information Gannett is required to post online pursuant to applicable SEC and New York Stock Exchange ("NYSE") rules. Gannett makes available via its website all filings it makes under the Securities Exchange Act of 1934, as amended, including Forms 10-K, 10-Q, and 8-K, as well as any related amendments as soon as reasonably practicable after they are filed with, or furnished to, the SEC. All such filings are available free of charge. The content of, or information available on, Gannett's website and any other website referred to in this report are not a part of, and are not incorporated by reference into, this report unless expressly noted otherwise.

ITEM 1A. RISK FACTORS

You should carefully consider the following risks and other information in this Annual Report on Form 10-K in evaluating us and our common stock, par value $0.01 per share (the "Common Stock"). Any of the following risks could materially and adversely affect our results of operations, our financial condition, and the market price of our Common Stock. Although the risk factors are grouped by general category, many of the risks described in a given category relate to multiple categories.

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
•Volatility in the U.S. and global economies, macroeconomic events and market disruptions have had, and may in the future have, a material and adverse impact on our business, financial condition, and results of operations.
•Our ability to generate revenues is highly sensitive to the strength of the local economies in which we operate and the demographics of the local communities that we serve.
•The impact of pandemics, including the COVID-19 pandemic, or other epidemics, pandemics or widespread health crises is difficult to predict and could materially and adversely affect our business and results of operations.
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
•The value of our goodwill and intangible assets may become impaired, which could materially and adversely affect future reported results of operations.
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
•Our possession and use of personal information and the use of payment cards by our customers and users present risks and expenses that could harm our business. Unauthorized access to or disclosure or manipulation of such data, whether through breach of our, or our third-party service providers', network security or otherwise, could expose us to liabilities and costly litigation and damage our reputation.

•Privacy and security-related laws and other data security requirements are constantly evolving and may increase our compliance costs and potential for liability, either of which may have an adverse effect on our business, financial condition and results of operations.
•Defects, delays or interruptions in the cloud-based hosting services we utilize, both directly and indirectly, could adversely affect our reputation and operating results.
•The Internal Revenue Service may disallow all or part of a worthless stock loss and bad debt deduction.
•We may not be able to generate future taxable income which may prevent our realization of deferred tax assets or require us to establish valuation allowances which could materially and adversely affect future reported results of operations.
•We are required to use a portion of our cash flows to make contributions to our pension plans, which diverts cash flow from operations, and the amount of required future contributions may be difficult to estimate.
•The loss of the services of any of our key personnel, reduced staffing levels, or our inability to attract qualified personnel in the future may materially and adversely affect our ability to operate or grow our business effectively.
•We rely on equity-based compensation to attract, retain and motivate our key employees, which may result in price pressures on our Common Stock, stockholder dilution and increased usage of shares under our equity incentive plan during periods in which our stock price is depressed. Further, if our stockholders do not approve the issuance of additional shares under our current or any new incentive plan, we may not have sufficient shares under the 2020 Omnibus Incentive Compensation Plan (the "2020 Incentive Plan") to implement our compensation plans, our ability to attract and retain talent may be hindered, and our cash flows may be reduced.
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
•FIG LLC (the "Former Manager") is not liable to us for certain acts or omissions performed in accordance with, and prior to the termination of, our former management agreement (the "Former Management Agreement"), and for certain matters in connection with the termination of our relationship with the Former Manager, and we may incur liability for such acts or omissions.
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
•The percentage ownership of our existing stockholders may be diluted in the future, including upon conversion of the 2027 Notes, and holders of the 2027 Notes may possess significant voting power following conversion of the 2027 Notes.
•An "ownership change" could limit our ability to utilize our net operating loss carryforwards and other tax attributes, which could result in our payment of income taxes earlier than if we were able to fully utilize our net operating loss and other tax benefit carryforwards.
•We have entered into a Section 382 Rights Agreement that will expire by its terms in April 2023, and if the share purchase rights issued pursuant to such agreement, or any future rights agreement we may adopt, are exercised, it could materially and adversely affect the market price of our Common Stock.
•Provisions in our amended and restated certificate of incorporation, our amended and restated bylaws and of Delaware law may prevent or delay an acquisition of the Company, which could decrease the trading price of our Common Stock.
•Our ability to compete may be materially and adversely affected if adequate capital is not available. In addition, future offerings of debt securities, which would rank senior to our Common Stock upon our liquidation, and future offerings of equity securities, which may be senior to our Common Stock for the purposes of dividend and liquidating distributions, may be dilutive and materially and adversely affect the market price of our Common Stock.

Risks Related to Competition

We operate in a highly competitive business environment, and our success depends on our ability to compete effectively, including through the implementation of our strategic initiatives and development of new and enhanced products and services.

We face significant competition from other providers of news, information and entertainment services, including both traditional and other providers, some of which provide their products free of charge. This competition continues to intensify as a result of changes in technologies, platforms and business models and corresponding changes in consumer and customer behavior, and we may be adversely affected if consumers or customers migrate to other alternatives. In addition, to be successful, we must provide the type and quality of content our consumers desire. The number of choices available to consumers for content consumption has increased and may adversely impact demand for, and the price consumers are willing to pay for our products and services. Consumption of our content on third-party delivery platforms may also lead to loss of distribution and pricing control, loss of a direct relationship with consumers and lower engagement and subscription rates. Further, news fatigue among consumers has become more widespread and could continue to grow. These trends and developments have adversely affected, and may continue to adversely affect, our circulation and subscription revenue and advertisers' willingness to purchase advertising from us, as well as increase subscriber acquisition, retention and other costs.

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

Our indebtedness, incurred from time to time, could have significant consequences on our future operations, including making it more difficult for us to satisfy our debt obligations and our other ongoing business obligations, which may result in defaults, and limit our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industries in which we operate, and the overall economy. Our outstanding indebtedness includes the New Senior Secured Term Loan, the 2026 Senior Notes and the 2027 Notes (each as defined below). On October 15, 2021, Gannett Holdings LLC ("Gannett Holdings"), our wholly-owned subsidiary, issued $400 million aggregate principal amount of 6.00% first lien notes due November 1, 2026 (the "2026 Senior Notes") and entered into a five-year senior secured term loan facility in an original aggregate principal amount of $516 million (the "New Senior Secured Term Loan") with Citibank N.A., as collateral agent and administrative agent for the lenders. In addition, on January 31, 2022, Gannett Holdings entered into an amendment to the New Senior Secured Term Loan to provide for incremental term loans (the "Incremental Term Loans") in an aggregate principal amount not to exceed $50 million. In addition, on March 21, 2022, Gannett Holdings exchanged an aggregate principal amount equal to $22.5 million of the 2026 Senior Notes for $22.5 million of new term loans under the New Senior Secured Term Loan, and on April 8, 2022, Gannett Holdings exchanged an aggregate principal amount equal to $7.5 million of the 2026 Senior Notes for $7.5 million of new term loans under the New Senior Secured Term Loan (collectively, the "Exchanged Term Loans"). All obligations under the New Senior Secured Term Loan (including the Incremental Term Loans and the Exchanged Term Loans, unless otherwise specified) and the 2026 Senior Notes are secured by all or substantially all of the assets of the Company and the wholly-owned domestic subsidiaries of the Company. The net proceeds of the issuance of the 2026 Senior Notes, together with the proceeds of the New Senior Secured Term Loan (not including the Incremental Term Loans and the Exchanged Term Loans), and real estate and asset sales, were used to prepay in full the obligations outstanding under our five-year, senior-secured term loan facility with the lenders from time to time party thereto and Citibank, N.A., as collateral agent and administrative agent for the lenders, in an aggregate principal amount of $1.045 billion (the "5-Year Term Loan"). We may incur additional indebtedness in the future.

The New Senior Secured Term Loan matures on October 15, 2026, and bears interest at the Adjusted Term Secured Overnight Financing Rate ("SOFR") (which shall not be less than 0.50% per annum) plus a margin equal to 5.00% per annum or an alternate base rate (which shall not be less than 1.50% per annum) plus a margin equal to 4.00% per annum. Accordingly, we are required to dedicate a substantial portion of cash flow from operations to fund interest payments. The New Senior Secured Term Loan amortizes at a rate equal to 10% per annum (or, if the ratio of Total Indebtedness secured on an equal priority basis with the New Senior Secured Term Loan (net of Unrestricted Cash) to Consolidated EBITDA (as such terms are defined in the New Senior Secured Term Loan) is equal to or less than a specified ratio, 5% per annum) payable in equal quarterly installments. In addition, we are required to repay the New Senior Secured Term Loan from time to time with (i) the proceeds of non-ordinary course asset sales and casualty and condemnation events, (ii) the proceeds of indebtedness that is not otherwise permitted under the New Senior Secured Term Loan and (iii) the aggregate amount of cash and cash equivalents on hand at the Company and its restricted subsidiaries in excess of $100 million as of the last day of any fiscal year of the Company (beginning with the fiscal year ended December 31, 2021). Our debt service obligations reduce the amount of cash flow available to fund our working capital, capital expenditures, investments and potential distributions to stockholders. Moreover, there can be no assurance that we will be able to generate sufficient cash flow to satisfy our debt service obligations. Our ability to satisfy our debt service obligations depends on our ability to generate cash flow from operations, which is subject to a variety of risks, including general economic conditions and the strength of our competitors, which are outside our control.

The terms of our indebtedness impose significant operating and financial restrictions on us. The New Senior Secured Term Loan, the 2026 Senior Notes, and the 6.0% Senior Secured Convertible Notes due 2027 (the "2027 Notes") require us to comply with numerous affirmative and negative covenants, including, in the case of the New Senior Secured Loan and the 2027 Notes, a requirement to maintain minimum liquidity of $30.0 million at the end of each fiscal quarter, and restrictions limiting our ability to, among other things, incur additional indebtedness, make investments and acquisitions, pay certain dividends, sell assets, merge, incur certain liens, enter into agreements with our affiliates, change our business, engage in sale/leaseback transactions, and modify our organizational documents. These requirements may make it impractical to declare and pay dividends at any time that the requirements are in effect. Stockholders also should be aware that they have no contractual or other legal right to dividends that have not been declared. See also "Risks Related to our Common Stock" below.

A failure to satisfy our debt service obligations on the New Senior Secured Term Loan, a breach of a covenant in the New Senior Secured Term Loan, or a material breach of a representation or warranty in the New Senior Secured Term Loan, among other events specified in the New Senior Secured Term Loan, could give rise to a default, which could give rise to the right of our lenders to declare our indebtedness, together with accrued interest and other fees, to be immediately due and payable. A failure to satisfy our debt service or conversion obligations on the 2026 Senior Notes or the 2027 Notes, among other events specified in the Indenture dated as of October 15, 2021 (the "2026 Senior Notes Indenture") or the Indenture dated as of November 17, 2020, as amended by the First Supplemental Indenture dated as of December 21, 2020 and the Second Supplemental Indenture dated as of February 9, 2021 (collectively, the "2027 Notes Indenture"), could also give rise to a default, which could give rise to the right of noteholders to declare the principal of the 2026 Senior Notes and/or the 2027 Notes, together with accrued and unpaid interest, to be immediately due and payable. A default under the New Senior Secured Term Loan or any of our indentures could also lead to a default under the other agreements governing our existing or future indebtedness (including the New Senior Secured Term Loan or any of our indentures, as the case may be). An acceleration of our indebtedness would have a material adverse effect on our business, financial condition, results of operations, cash flows and stock price.

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

The New Senior Secured Term Loan, the 2026 Senior Notes, and the 2027 Notes contain, and future indebtedness that we may incur may contain, prohibitions on the occurrence of certain events that would constitute a change of control or, in the case of the 2026 Senior Notes and the 2027 Notes, require the repurchase of such indebtedness upon a change of control. Moreover, the exercise by the holders of their right to require us to repurchase their 2026 Senior Notes or the 2027 Notes could cause a default under such indebtedness, even if the change of control itself does not, due to the financial effect of such repurchase on us. Finally, the ability to pay cash to the holders of the 2026 Senior Notes or the 2027 Notes following the occurrence of a change of control may be limited by our then existing financial resources. There can be no assurance that sufficient funds will be available when necessary to make any required repurchases.

Risks Related to Digital Commerce and Media

Our strategy of growing our paid digital-only subscriber base may negatively impact advertising revenues in the near term.

A key element of our consumer strategy is growing our paid digital-only subscriber base, which may lead to declines in our existing advertising revenue. To implement our strategy and grow our paid digital-only subscriber base, we may need to restrict certain content from non-subscriber access or limit the amount of content non-subscribers can view in an effort to encourage non-subscribers to become paid digital subscribers. In the short-term, this strategy may reduce the number of unique visitors accessing our content and, in turn, reduce our digital advertising revenue. Over time, the anticipated increase in the number of paid digital-only subscribers is expected to increase our circulation revenue derived from paid digital-only subscribers as well as our digital advertising revenues. However, there can be no assurance that we will be able to increase the number of our paid digital-only subscribers in amounts or within the time periods we expect. If we are unable to grow or retain the volume of such subscribers, our circulation and advertising revenues could decline materially and adversely affecting our results of operations and financial condition.

Declining subscriber volume can also lead to more marked declines in advertising revenue. Print subscriber volume declines directly impact preprint and other print revenues that are linked to the number of subscribers. In terms of digital advertising revenues, news aggregation websites and customized news feeds (often free to users) reduce traffic on our websites and related digital advertising revenues. While we do sell paid digital-only subscriptions for our content through some of these news aggregators, we have reduced our ability to fully monetize those users since they do not engage with our content within our own platforms. If traffic levels stagnate or decline, and/or print subscriber volume continues to decline, we may not be able to maintain or increase the advertising rates or attract new advertising customers. Further, we are generally not compensated for the consumption of our original content on third-party digital products and social platforms.

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

Current and future conditions in the economy have an inherent degree of uncertainty and are impacted by political, market, health and social events or conditions. As a result, it is difficult to estimate the level of growth or contraction for the economy as a whole. It is even more difficult to estimate growth or contraction in various parts, sectors and regions of the economy, including the markets in which we participate. We are currently operating in, and expect for the foreseeable future to continue to operate in, a period of economic uncertainty and market volatility, including as a result of higher inflation, increased interest rates, supply chain disruptions, fluctuating foreign currency exchange rates and other geopolitical events. These conditions have had, and may continue to have, a negative impact on our business, including the demand for advertising and advertising revenues.

Advertisers have responded, and may in the future respond, to such economic uncertainty by reducing their budgets or shifting priorities or spending patterns, which has had and could have a material adverse impact on our business. As a result of the challenging economic environment, we experienced a longer than anticipated sales cycle for digital advertising and digital marketing solutions during the third quarter of 2022 compared to the first two quarters of 2022. While our sales cycle for digital advertising and digital marketing solutions returned to more normal conditions in the fourth quarter of 2022, we still face uncertainty resulting from the challenging economic environment. In addition, beginning in the second quarter of 2022, uncertain economic conditions resulted in a reduction in demand for our print and digital advertising, reduced the rates for our advertising, caused marketers to reduce or stop spend, and adversely impacted our advertising revenues. Continued declines in market spend or advertisers' changing priorities in response to any further economic slowdown or decline could have a material adverse impact on our business.

These challenging economic conditions, especially higher inflation and interest rates, have had, and may continue to have, an adverse impact on our consumers and consumer spending, which, in turn, could materially and adversely affect our business. Discretionary purchases, including for our products and services, generally decline during periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. Beginning in the second quarter of 2022, increased consumer price sensitivity, along with delivery challenges associated with labor shortages for a portion of the year, and ongoing consumer sentiment negatively impacted print circulation volumes.

Higher interest rates, which may continue to rise in the future, could result in increased borrowing costs which may negatively affect our operating results. We are exposed to potential increases in interest rates associated with our New Senior Secured Term Loan. Further, if the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain in a timely manner, if at all, or on favorable terms, as well as more costly or dilutive. Further, rising interest rates may negatively impact our ability to sell or dispose of our real estate and other assets which in turn may impact our ability to repay debt.

Our operations in foreign jurisdictions have also been affected by volatile markets, uncertain economies, and geopolitical and local events. We have been and will continue to be impacted by fluctuations in foreign currency exchange rates, primarily related to our operations in the U.K. In addition, Russia's invasion of Ukraine and its resulting impacts, including supply chain disruptions, increased fuel prices, international sanctions and other measures that have been imposed, have adversely affected, and may continue to adversely affect, our international operations.

We have been, and may continue to be, impacted by inflation, higher costs associated with labor, newsprint, ink, printing plates, fuel, delivery costs and utilities, higher interest rates, and supply chain disruptions. Global or regional recessions, perceived or actual, higher unemployment and declines in income levels may also materially and adversely affect our business and financial condition. Adverse changes may also occur as a result of political uncertainties, international hostilities, declining oil prices, wavering customer confidence, volatility in stock markets, contraction of credit availability, declines in real estate values, natural disasters, or other factors affecting economic conditions in general. These changes may negatively affect the sales of our products, increase exposure to losses from bad debts, increase the cost and decrease the availability of financing, or increase costs associated with publishing and distributing our publications. Any sustained economic downturn in the U.S. or any of the other countries in which we conduct significant business could materially and adversely affect our business, operating results, and financial condition.

Our ability to generate revenues is highly sensitive to the strength of the local economies in which we operate and the demographics of the local communities that we serve.

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

The impact of pandemics, including the COVID-19 pandemic, or other epidemics or widespread health crises is difficult to predict and could materially and adversely affect our business and results of operations.

Our ability to generate revenues is highly sensitive to the strength of the economies in which we operate. Any adverse public health developments in locations where we conduct business, as well as any governmental restrictive measures implemented to control such outbreaks and consumer responses to such outbreaks, could have a material adverse impact on our financial condition. These impacts, which are highly uncertain and cannot be accurately predicted, could be significant and long term. Further, any actions taken to mitigate any health crises could lead to an economic recession. For example, the COVID-19 pandemic and the efforts to control it caused significantly increased economic and demand uncertainty, inflationary pressure in the U.S., U.K. and elsewhere, supply chain disruptions, volatility in the capital markets, a decline in consumer confidence, changes in consumer behavior, significant economic deterioration, and an increasingly competitive labor market. The COVID-19 pandemic and the resulting business and travel restrictions led to decreased demand for our advertising services, as well as reductions in the single copy and commercial distribution of our newspapers. Declining revenue may impair our ability to generate sufficient cash flows to service our existing or any future debt obligations, including the New Senior Secured Term Loan, the 2026 Senior Notes, and the 2027 Notes. Accordingly, the COVID-19 pandemic has had, and any future public health crisis could have, the effect of heightening various risks described in this Form 10-K.

Further, there can be no assurance that cost constraint actions, if any, in response to the pandemic or any future crisis, will offset possible future impacts of the crisis. Further, measures taken to preserve cash flow and defer payments into future periods, such as the deferral of pension obligations in connection with the COVID-19 pandemic, may have a greater impact on cash flow in future periods as we also incur such payments in the normal course of business. Moreover, such measures, and further measures we may implement in the future in response to the COVID-19 pandemic or any future public health crisis, may negatively impact our reputation and our ability to attract and retain employees. See "Risks Related to Pension Obligations and Employees" below.

While restrictions related to the COVID-19 pandemic have eased, the ultimate impact of it or any other public health crisis on our business and results of operations will depend on, among other things, the severity and length of the health crisis, the duration, effectiveness, and extent of the mitigation measures and actions designed to contain the outbreak, the emergence, contagiousness, and threat of new and different strains of the disease, the availability and efficacy of vaccines and effective treatments, public acceptance of the vaccines, changes in customer and consumer behavior as a result of the crisis, as well as the resulting economic conditions and how quickly and to what extent normal economic and operating conditions resume, all of which are highly uncertain. Such extraordinary events and their aftermaths can cause investor fear and panic, which could further materially and adversely affect our operations, the economies in which we operate, and the financial markets generally in ways that cannot necessarily be predicted. The effects of the COVID-19 pandemic, or any future public health crisis, and mitigation measures taken in response, have had and could have a material negative impact on our business and results of operations and may amplify many of the other risk factors disclosed elsewhere in this "Item 1A. Risk Factors."

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

Newsquest operates in the U.K., and we have international sales operations in Australia, New Zealand and Canada, as well as campaign support services in India. Revenue from Newsquest accounted for 9% of our Gannett Media segment's total revenues for the year ended December 31, 2022. Revenue from international operations outside North America accounted for 6% of our Digital Marketing Solutions segment's total revenue for the year ended December 31, 2022. Our ability to manage these international operations successfully is subject to numerous risks inherent in foreign operations, including:

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

The U.K. imposes a 2% Digital Services Tax ("DST") that applies to gross revenue of specified digital business models deriving value from participation of their U.K.-based users. The tax is intended to apply to search engines, social media platforms, and online marketplaces. Newsquest's revenue from its small online marketplace is currently below the threshold at which the DST applies. If Newsquest's applicable revenues grew to exceed the threshold and/or if DST was to become applicable more widely to online advertising, we may have to pay additional cash taxes, which could materially and adversely affect our results of operations, financial condition, and cash flows.

Maryland has enacted the first tax targeting digital advertising in the United States. The scaled rate between 2.5% and 10% Digital Advertising Gross Revenues Tax will be imposed on annual gross revenues derived from digital advertising services. The rate of tax varies depending on the amount of revenue a company earns. However, as amended, the legislation exempts digital advertising by a "broadcast entity" or a "news media entity." Maryland's new digital advertising tax could be the beginning of a wave of similar new taxes on digital advertising enacted by other states that are experiencing budget shortfalls and economic distress, including as a result of the COVID-19 pandemic. Adoption of similar taxes in U.S. states, particularly if such states do not exempt broadcast or news media entities, could materially and adversely affect our results of operations, financial condition, and cash flows.

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

Our ability to supply the needs of our Gannett Media operations depends upon the continuing availability of newsprint at an acceptable price, and our results of operations may be impacted significantly by changes in newsprint prices. The price of newsprint has historically been volatile, and a number of factors may cause prices to increase, including the closure and consolidation of newsprint mills or the conversion of newsprint mills to other products or grades of paper, which has reduced the number of newsprint suppliers over the years, and an increase in supplier operating expenses due to, among other things, rising raw material, energy, transportation and other distribution costs, and inflationary pressures. In 2022, newsprint availability was constrained due to manufacturing facility closures and on-going capacity shifts between newsprint and specialty paper grades. Further, transportation and other issues challenged and continue to challenge supplier deliveries, including delays that worsened during the fourth quarter of 2022 with increased seasonal demand associated with the holidays. Additionally, inflationary pressures are impacting the overall cost of newsprint and delivery services. We experienced in 2022 and may continue to experience supply chain disruptions. We may not be able to secure alternative providers quickly and cost-effectively, which could disrupt our printing and distribution operations or increase the cost of printing and distributing our newspapers. Shortages of newsprint have historically resulted in, and may in the future result in, higher prices. We generally maintain only a 45 to 55-day inventory of newsprint. Any significant increase in the cost of newsprint, or undersupply or other significant disruption in the newsprint supply chain could have a material adverse effect on our business, results of operations and financial condition.

The value of our goodwill and intangible assets may become impaired, which could materially and adversely affect future reported results of operations.

Our goodwill and indefinite-lived intangible assets, which include mastheads, are subject to annual impairment testing, and more frequent testing upon the occurrence of certain events or significant changes in our circumstances, to determine whether the fair value of such assets is less than their carrying value. In such a case, a non-cash charge to earnings may be necessary in the relevant period, which could materially and adversely affect future reported results of operations. At December 31, 2022, the carrying value of our goodwill, indefinite-lived intangible assets and amortizable intangible assets was $533.2 million, $166.2 million and $447.2 million, respectively.

As a result of the sustained decline in our market capitalization and changes in our long-term projections, we determined a triggering event had occurred that required an interim impairment assessment for all of our reporting units and indefinite lived intangible assets during the fourth quarter of 2022. In addition, during the fourth quarter of 2022, we elected to change our annual goodwill and indefinite-lived intangible impairment assessments from June 30 to November 30 to better align with our strategic business planning process.

We performed goodwill and indefinite-lived intangible impairment tests in the second and fourth quarters of 2022 with the assistance of third-party valuation specialists and determined that there were no goodwill or intangible impairments. While the fair value of all reporting units exceeded their respective carrying values at November 30, 2022, the excess amount of fair value over carrying value for our Domestic Gannett Media reporting unit decreased from 126% during the 2021 annual impairment test to 22% during the impairment test performed in the second quarter of 2022 and to 18% during the impairment test performed in the fourth quarter of 2022.

Management assumptions used to calculate fair value are highly subjective and involve forecasts of future economic and market conditions and their impact on operating performance. Changes in key assumptions impacting the analyses could result in the recognition of additional impairment. There can be no assurance that we will not be required to take an impairment charge in the future which could have a material adverse effect on our results of operations. While we believe our judgments represent reasonably possible outcomes based on available facts and circumstances, adverse changes to the assumptions, including those related to macroeconomic factors, comparable public company trading values and prevailing conditions in the capital markets, could lead to future declines in the fair value of a reporting unit. If our future operating results are not in line with the cash flow forecasts underlying our impairment analysis, we could have an impairment of our goodwill or intangible assets in the future and such impairment could materially affect our operating results. We continually evaluate whether current factors or indicators, such as prevailing conditions in the business environment, capital markets or the economy generally, and actual or projected operating results, require the performance of an interim impairment assessment of goodwill, as well as other long-lived assets. For example, any significant shortfall, now or in the future, in advertising revenues or subscribers and/or consumer acceptance of our products could lead to a downward revision in the fair value of certain reporting units.

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

If we fail to maintain adequate internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, we could fail to meet our financial reporting obligations and our business, financial results as well as our reputation could be harmed.

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

Our operations are also subject to various employee safety and health laws and regulations, including those pertaining to occupational injury and illness, employee exposure to hazardous materials and employee complaints. Environmental and employee safety and health laws tend to be complex, comprehensive and frequently changing. As a result, we may be involved from time to time in administrative and judicial proceedings and investigations related to environmental and employee safety and health issues. These proceedings and investigations could result in substantial costs to us, divert our management's attention and adversely affect our ability to sell, lease or develop our real property. Furthermore, if it is determined that we are not in compliance with applicable laws and regulations, or if our properties are contaminated, it could result in significant liabilities, fines or the suspension or interruption of the operations of specific printing facilities.

Future events, such as changes in existing laws and regulations, new laws or regulations or the discovery of conditions not currently known to us, may give rise to additional compliance or remedial costs that could be material.

Our possession and use of personal information and the use of payment cards by our customers and users present risks and expenses that could harm our business. Unauthorized access to or disclosure or manipulation of such data, whether through breach of our, or our third-party service providers', network security or otherwise, could expose us to liabilities and costly litigation and damage our reputation.

Our information systems, both online and on-premise, store and process confidential subscriber and other user data, such as names, email addresses, addresses, and other personal information. Therefore, maintaining our network and identity security is critical. In addition, we rely on the technology and systems provided by third-party vendors (including cloud-based service providers) for a variety of operations, including encryption and authentication technology, employee email, domain name registration, content delivery to customers, administrative functions (including payroll processing and certain finance and accounting functions) and other operations.

We regularly face attempts by malicious actors to breach our security and compromise our information technology systems. These attackers may use a blend of technology and social engineering techniques (including denial of service attacks, phishing attempts intended to induce our employees and users to disclose information or unwittingly provide access to systems or data, and other techniques) to disrupt service or exfiltrate data. Information security threats are constantly evolving, increasing the difficulty of detecting and successfully defending against them. We and the third parties with which we work may be more vulnerable to the risk from activities of this nature as a result of operational changes such as significant increases in remote work. To date, no incidents have had, either individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

In addition, our systems, and those of the third parties with which we work and on which we rely, may be vulnerable to interruption or damage that can result from the effects of natural disasters or climate change (such as increased storm severity and flooding); fires; power, systems or internet outages; acts of terrorism; pandemics (such as the COVID-19 pandemic); or other similar events.

We have implemented controls and taken other preventative measures designed to strengthen our systems against such incidents and attacks, including measures designed to reduce the impact of a security breach at our third-party vendors. Efforts to prevent hackers from disrupting our service or otherwise accessing our systems are expensive to develop, implement and maintain. These efforts require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated and may limit the functionality of or otherwise negatively impact our products, services, and systems. Although the costs of the controls and other measures we have taken to date have not had a material effect on our financial condition, results of operations or liquidity, the costs and effort to respond to a security breach and/or to mitigate any security vulnerabilities that may be identified in the future could be significant.

Additionally, we depend on the security of our third-party service providers. Unauthorized use of or inappropriate access to our, or our third-party service providers' networks, computer systems and services could potentially jeopardize the security of confidential information of our customers or users, including payment card (credit or debit) information. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we or our third-party service providers may be unable to anticipate these techniques or to implement adequate preventative measures. Non-technical means, such as actions or omissions by an employee or contractor, can also result in a data breach. A party that is able to circumvent our security measures could misappropriate our proprietary information or the information of our vendors, customers or users, cause interruption in our operations, or damage our computers or those of our customers or users. As a result of any such breaches, vendors, customers, users or other third parties may assert claims of liability against us and these activities may subject us to governmental fines or penalties, legal claims, adversely impact our reputation, and interfere with our ability to provide our products and services, all of which may have an adverse effect on our business, financial condition and results of operations. The coverage and limits of our insurance policies may not be adequate to reimburse us for losses caused by security breaches.

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

Existing privacy-related laws and regulations are evolving and are subject to potentially differing interpretations. Various federal and state legislative and regulatory bodies, as well as foreign legislative and regulatory bodies, may expand current laws or enact new laws regarding privacy and data protection. For example, the General Data Protection Regulation adopted by the European Union and the Data Protection Act of 2018 in the U.K. impose stringent data protection requirements and significant penalties for noncompliance; California's Consumer Privacy Act created data privacy rights, which other states have begun to implement as well; and the European Union's anticipated ePrivacy Regulation is expected to impose, with respect to electronic communications and website cookies, additional data protection and data processing requirements beyond those of the current ePrivacy Directive. Any failure or perceived failure by us, or the third-party service providers upon which we rely, to comply with laws and regulations that govern our business operations, as well as any failure or perceived failure by us, or the third-party service providers upon which we rely, to comply with our own posted policies, could result in claims against us by governmental entities or others, negative publicity and a loss of confidence in us by our customers, users and advertisers. Each of these potential consequences could materially adversely affect our business and results of operations.

Defects, delays or interruptions in the cloud-based hosting services we utilize, both directly and indirectly, could adversely affect our reputation and operating results.

Third-party subscription-based software services as well as public cloud infrastructure services are utilized to provide solutions for many of our computing and bandwidth needs. Any interruptions to these services generally could result in interruptions in service to our subscribers and advertisers and/or our critical business functions, notwithstanding any business continuity or disaster recovery plans or agreements that may currently be in place with some of these providers. This could result in unanticipated downtime and/or harm to our operations, reputation, and operating results. A transition from these services to different cloud providers would be difficult to implement and cause us to incur significant time and expense. In addition, if hosting costs increase over time and/or if we require more computing or storage capacity as a result of subscriber growth or otherwise, our costs could increase disproportionately.

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

We may not be able to generate future taxable income which may prevent our realization of deferred tax assets or require us to establish valuation allowances which could materially and adversely affect future reported results of operations.

We have deferred tax assets reported on our balance sheet, net of valuation allowances and deferred tax liabilities of $55.2 million. If we do not have taxable income in future years, we may be required to establish a valuation allowance against the deferred tax assets that are not currently valued.

Risks Related to Pension Obligations and Employees

We are required to use a portion of our cash flows to make contributions to our pension plans, which diverts cash flow from operations, and the amount of required future contributions may be difficult to estimate.

We, along with our subsidiaries, sponsor various defined benefit retirement plans, including plans established under collective bargaining agreements. Our retirement plans include (i) the Gannett Retirement Plan (the "GR Plan"), (ii) the Newsquest and Romanes Pension Schemes in the U.K., (iii) the Newspaper Guild of Detroit Pension Plan, (iv) the George W. Prescott Publishing Company Pension Plan and (v) the Times Publishing Company Defined Benefit Pension Plan.

Our pension plans invest in a variety of equity and debt securities. Future volatility and disruption in the equity and bond markets could cause declines in the asset values of our pension plans. As of December 31, 2022, the value of our pension assets exceeded our pension benefit obligations and our retirement plans were overfunded by a total of $78.6 million on a U.S. generally accepted accounting principles ("U.S. GAAP") basis.

During the year ended December 31, 2022, we made $10 million in contributions to the GR Plan. Additionally, in response to the COVID-19 pandemic, our GR Plan in the U.S. has deferred certain contractual contributions and negotiated a contribution payment plan of $5.0 million per quarter from December 31, 2020 through the end of June 30, 2022. Beginning with the quarter ended December 31, 2022, and ending with the quarter ending September 30, 2024, the GR Plan's appointed actuary will certify the GR Plan's funded status for each quarter (the "Quarterly Certification") in accordance with U.S. GAAP. If the GR Plan is less than 100% funded, we will make a $1.0 million contribution to the GR Plan no later than 60 days following the receipt of the Quarterly Certification, provided, however, that our obligation to make additional contractual contributions will terminate the earlier of (a) the day following the date that a contractual contribution would be due for the quarter ending September 30, 2024, and (b) the date we have made a total of $5.0 million of contractual contributions subsequent to June 30, 2022. Our ability to make contribution payments will depend on our future cash flows, which are subject to general economic, financial, competitive, business, legislative, regulatory, and other factors beyond our control. Various factors, including future investment returns, interest rates, and potential pension legislative changes, may impact the timing and amount of future pension contributions. In addition, changes in key assumptions used to determine minimum funding requirements could result in increased future contributions. As a result, we may need to make additional pension contributions above what is currently estimated, which could reduce the cash available for our businesses.

The loss of the services of any of our key personnel, reduced staffing levels, or our inability to attract qualified personnel in the future may materially and adversely affect our ability to operate or grow our business effectively.

The success of our business depends heavily on our ability to retain knowledgeable, experienced personnel that execute critical functions for us, any of whom may be difficult to replace. It will also be necessary for us to be able to continue to attract and retain such qualified personnel in the future. Demand for experienced, capable talent has been and remains intense and highly competitive. As we continue to implement our business strategy and transform the organization, while instituting cost control initiatives that have resulted in a reduced workforce, management must operate with reduced capacity. Reduced staffing levels may materially and adversely affect our ability to conduct our operations and other functions effectively and impact our profitability and cash flow, especially under economic pressures. Further, if we are unable to have competitive compensation programs, the incentives provided by our securities or by other compensation and benefits arrangements are ineffective, or there are perceived or actual limitations for growth opportunities, we may experience increased turnover and loss of critical capabilities. Reduced talent acquisition capacity, limited employee investment and industry pressures, may further challenge our ability to hire in a competitive market. While we have entered into letter agreements with certain of our key personnel, these agreements do not ensure that such personnel will continue in their present capacity with us for any particular period of time and we do not have agreements with all of our critical personnel. Further, we do not have key employee insurance for any of our current management or other key personnel. The loss of any key personnel or critical employee would require our remaining key personnel to divert immediate and substantial attention to seek a replacement. The loss of the services of any of our existing key personnel, including senior officers and critical talent, as a result of competition or for any other reason, or an inability to find a suitable replacement for any departing key employee on a timely basis could materially and adversely affect our ability to operate or grow our business.

We rely on equity-based compensation to attract, retain and motivate our key employees, which may result in price pressures on our Common Stock, stockholder dilution and increased usage of shares under our equity incentive plan during periods in which our stock price is depressed. Further, if our stockholders do not approve the issuance of additional shares under our current or any new incentive plan, we may not have sufficient shares under the 2020 Omnibus Incentive Compensation Plan (the "2020 Incentive Plan") to implement our compensation plans, our ability to attract and retain talent may be hindered, and our cash flows may be reduced.

We rely upon equity awards including stock option awards, restricted stock awards, restricted stock units and preferred stock units as a component of our employee and director compensation programs to align our directors', officers' and employees' interests with the interests of our stockholders, to attract and retain key talent and provide competitive compensation packages. During periods in which our stock price declines, we may be required to issue equity awards under the terms of our existing incentive plan covering a larger number of shares than anticipated to meet the current market level of compensation required to retain key employees given the strong demand for talent. As of February 17, 2023, there were a limited number of shares that remained available for grant under the 2020 Incentive Plan and the 2020 Incentive Plan will expire in February 2024. We intend to seek stockholder approval at the 2023 annual meeting of stockholders of a new incentive plan. There is no guarantee stockholder approval will be obtained. If we do not obtain stockholder approval to increase the number of shares of common stock available for issuance under the 2020 Incentive Plan or a new incentive plan, we may be required to use a greater percentage of our cash flow for incentive, retention and hiring payments, which would reduce the cash flow available for other purposes and could have a material adverse effect on our ability to attract and retain talent necessary to run our business. Our stock price also may face incremental downward pressure as employees sell more shares into the market than anticipated. In addition, stockholders may experience additional dilution to the extent we are required to seek, and we obtain, stockholder approval to expand the size of our employee equity incentive pool in order to maintain a competitive compensation position.

A shortage of skilled or experienced employees with the capabilities necessary to support our business strategies, or our inability to retain such employees, could pose a risk to achieving our business objectives, which could materially adversely affect our business and profitability.

Production and distribution of our various publications and service lines requires skilled and experienced employees. We need to hire and retain qualified employees to support our business strategies. We may be constrained in hiring and retaining sufficient qualified employees due to general labor shortages, shifts in workforce availability or interest in our sector, any hiring freeze we have or may in the future impose, any pandemic or public health crises, or due to challenging macroeconomic market conditions. A shortage of such employees, as well as increased turnover rates, could have an adverse impact on our productivity and costs, our ability to expand, develop and distribute new products, our entry into new markets, and our ability to achieve our business goals. The cost of retaining or hiring such employees could exceed our expectations, which could materially and adversely affect our results of operations and continued labor constraints may limit our profitability due to the impact of rising wages.

A number of our employees are unionized, and our business and results of operations could be materially adversely affected if current or additional labor negotiations or contracts were to further restrict our ability to maximize the efficiency of our operations.

As of December 31, 2022, we employed approximately 11,200 employees in the U.S., of whom approximately 1,900 (or approximately 17%) were represented by seven unions. 33% of the unionized employees are in four states: Michigan, Ohio, Wisconsin and Indiana and represented 13%, 7%, 4% and 9% of all our union employees, respectively.

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

Pursuant to, and prior to the termination of, the Former Management Agreement, the Former Manager assumed no responsibility other than to render the services called for thereunder in good faith and was not responsible for any action of our Board of Directors in following or declining to follow its advice or recommendations. The Former Manager, its members, managers, officers and employees are not liable to us or any of our subsidiaries, to our Board of Directors, or our or any subsidiary's stockholders or partners for any acts or omissions by the Former Manager, its members, managers, officers or employees, except by reason of acts constituting bad faith, willful misconduct, gross negligence or reckless disregard of the Former Manager's duties under the Former Management Agreement that occurred prior to its termination. Pursuant to the Termination Agreement, our indemnification obligations to the Former Manager and its affiliates under the Former Management Agreement survive its termination indefinitely. In addition, pursuant to the Termination Agreement, the Former Manager will be held harmless with respect to certain acts and omissions performed in connection with the Termination Agreement except by reason of acts or omissions constituting bad faith, willful misconduct, gross negligence or reckless disregard of the Former Manager's performance under the Termination Agreement. As a result, we may incur liabilities as a result of certain acts or omissions by the Former Manager, which could materially and adversely impact our business and results of operations.

Risks Related to our Common Stock

Our stock price is subject to volatility and there can be no assurance that the market for our stock will provide adequate liquidity.

The market price of our Common Stock may fluctuate widely, depending upon many factors, some of which may be beyond our control. These factors include, without limitation:

•Risks and uncertainties associated with public health matters, including the ongoing COVID-19 pandemic;

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

In addition, our Board of Directors has authorized the repurchase of up to $100 million of our Common Stock (the "Stock Repurchase Program"). The amount and timing of the purchases, if any, will depend on a number of factors including, but not limited to, the price and availability of the shares, trading volume, capital availability, Company performance and general economic and market conditions. Further, future repurchases under our Stock Repurchase Program may be subject to various conditions under the terms of our various debt instruments and agreements, unless an exception is available or we obtain a waiver or similar relief. The Stock Repurchase Program will continue in effect until the approved dollar amount has been used to repurchase shares or the program is terminated by further action of the Board of Directors. This repurchase program has no termination date and may be suspended or discontinued at any time. The Stock Repurchase Program does not require us to repurchase any specific number of shares of Common Stock or any shares of Common Stock at all. We cannot assure stockholders that any specific number of shares of Common Stock, if any, will be repurchased under the Stock Repurchase Program. The Company does not currently anticipate repurchasing any shares of Common Stock during 2023. Our stock repurchases, if any, could affect the trading price of our stock, the volatility of our stock price, reduce our cash reserves, and may be suspended or discontinued at any time, which may result in a decrease in our stock price.

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

Our Common Stock currently trades on the New York Stock Exchange ("NYSE"), and the continued listing of our Common Stock on the NYSE is subject to our compliance with a number of listing standards, including minimum share price requirements. If we fall out of compliance with NYSE's listing standards and fail to regain compliance within the applicable cure periods, our Common Stock may be delisted from the NYSE. Failure to maintain our NYSE listing could negatively impact us and our stockholders by reducing the willingness of investors to hold our Common Stock because of the resulting decreased price, liquidity and trading of our Common Stock, and analyst coverage, among others.

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

In accordance with the Investor Agreement among the Company and the holders of the 2027 Notes (the "Holders") establishing certain terms and conditions concerning the rights and restrictions on the Holders with respect to the Holders' ownership of the 2027 Notes, the Holders have certain registration rights with respect to the shares of Common Stock to be issued upon conversion of the 2027 Notes. In addition, Holders who receive Common Stock upon conversion of the 2027 Notes may be able to sell these shares of Common Stock pursuant to any applicable exemption under the Securities Act of 1933, as amended, or the rules promulgated thereunder, including Rule 144, if applicable. If significant quantities of the Common Stock are sold, or if it is perceived that they may be sold, the trading price of the Common Stock could be adversely affected.

We presently have no intention to declare or pay a dividend, the terms of our indebtedness restrict our ability to pay dividends, and we may not be able to pay dividends in the future or at all.

We presently have no intention to declare or pay a dividend, and there can be no assurance that we will pay dividends in the future.

Our New Senior Secured Term Loan contains terms that restrict our ability to pay dividends or make other distributions. Under the New Senior Secured Term Loan, we can only pay cash dividends up to an agreed-upon amount and provided that the ratio of Total Indebtedness secured on an equal priority basis with the New Senior Secured Term Loan (net of Unrestricted Cash) to Consolidated EBITDA (as such terms are defined in the New Senior Secured Term Loan) does not exceed a specified ratio. The 2026 Senior Notes Indenture and the 2027 Notes Indenture contain similar dividend restrictions. The 2027 Notes Indenture also provides that, at any time that the Company's Total Gross Leverage Ratio (as defined in the 2027 Notes Indenture) exceeds 1.5 and we approve the declaration of a dividend, we must offer to purchase a principal amount of 2027 Notes equal to the proposed amount of the dividend. This repurchase offer requirement may make it impractical to declare and pay dividends at any time that the requirement is in effect. Stockholders also should be aware that they have no contractual or other legal right to dividends that have not been declared.

Any determination by our Board of Directors regarding dividends will depend on a variety of factors, including the Company's U.S. GAAP net income, free cash flow generated from operations or other sources, liquidity position and potential alternative uses of cash, such as acquisitions, as well as economic conditions and expected future financial results. There can be no guarantee regarding the timing and amount of any dividends. Our ability to pay dividends in the future will depend on our future financial performance, which, in turn, depends on the successful implementation of our strategy and on financial, competitive, regulatory, technical and other factors, general economic conditions, demand and selling prices for our products, and other factors specific to our industry or specific projects, many of which are beyond our control. Therefore, our ability to generate free cash flow depends on the performance of our operations and could be limited by decreases in our profitability or increases in costs, capital expenditures, or debt servicing requirements.

The percentage ownership of our existing stockholders may be diluted in the future, including upon conversion of the 2027 Notes, and holders of the 2027 Notes may possess significant voting power following conversion of the 2027 Notes.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities (such as the 2027 Notes), a stockholder's ownership interest in our Company may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect a stockholder's rights. Debt and equity financings, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as redeeming our shares, making investments, incurring additional debt, making capital expenditures, declaring dividends or placing limitations on our ability to acquire, sell or license intellectual property rights.

The percentage ownership of our existing stockholders may be diluted in the future as result of the issuance of Common Stock due to conversion of the 2027 Notes. Each 2027 Note may be converted into shares of Common Stock at an initial conversion rate of 200 shares of Common Stock per $1,000 principal amount of Notes (subject to adjustment as provided in the Indenture, the "Conversion Rate"). Based on the number of shares outstanding on February 17, 2023, conversion of all of the 2027 Notes into Common Stock (assuming no adjustments to the Conversion Rate) would result in the issuance of an aggregate of 97.1 million shares of the Common Stock representing approximately 40% of the shares outstanding as of February 17, 2023 and conversion of all of the 2027 Notes into Common Stock (assuming the maximum increase in the Conversion Rate as a result of certain events, including, subject to exceptions as described in the Indenture, the acquisition of 50% or more of voting power of our securities by a person or group, a stockholder-approved liquidation of us, the delisting of our Common Stock, or certain changes of control, but no other adjustments to the Conversion Rate) would result in the issuance of an aggregate of 287.2 million shares of the Common Stock representing approximately 66% of the shares outstanding as of February 17, 2023. To our knowledge, a majority in aggregate principal amount of the 2027 Notes are held by entities controlled, managed or advised by a large financial sponsor (collectively, the "Convertible Noteholder"). If all of the 2027 Notes held by the Convertible Noteholder were converted into Common Stock (assuming no adjustments to the Conversion Rate and no conversions by other holders), such Common Stock would represent at least 20% of the outstanding shares as of February 17,

2023. In the event of such a conversion, the Convertible Noteholder would possess significant voting power with respect to our Common Stock and may have interests that are different from, or adverse to, the interests of our other stockholders. From time to time, the Convertible Noteholder may acquire additional 2027 Notes or shares of Common Stock, and we are unable to predict or monitor such ownership.

Any sales in the public market of the Common Stock issuable upon such conversion could adversely affect prevailing market prices of our Common Stock. In addition, the existence of the 2027 Notes may encourage short selling by market participants because the conversion of the 2027 Notes could be used to satisfy short positions. Further, the anticipated possibility of conversion of the 2027 Notes into shares of our Common Stock could depress the price of our Common Stock.

An "ownership change" could limit our ability to utilize our net operating loss carryforwards and other tax attributes, which could result in our payment of income taxes earlier than if we were able to fully utilize our net operating loss and other tax benefit carryforwards.

Federal and state tax laws impose restrictions on the utilization of net operating loss ("NOL") carryforwards and other tax attributes in the event of an "ownership change" as defined by Section 382 of the Code ("Section 382"). Generally, an "ownership change" occurs if the percentage of the value of the stock that is owned by one or more direct or indirect "five percent stockholders" increases by more than 50% over their lowest ownership percentage at any time during an applicable testing period (typically, three years). Under Section 382, if a corporation undergoes an "ownership change," such corporation's ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its income may be limited. While no "ownership change" has resulted in annual limitations, future changes in our stock ownership, which may be outside of our control, may trigger an "ownership change." In addition, future equity offerings or acquisitions that have equity as a component of the consideration could result in an "ownership change." Furthermore, the issuance of Common Stock upon the conversion of the 2027 Notes (in the event we elect to issue Common Stock upon any such conversions, rather than cash), may trigger an "ownership change." If an "ownership change" occurs in the future, utilization of our NOL carryforwards or other tax attributes may be limited, which could potentially result in increased future tax liability to us. We have adopted a Section 382 Rights Agreement, discussed below, to protect our utilization of our NOL carryforwards and other tax attributes.

We have entered into a Section 382 Rights Agreement that will expire by its terms in April 2023, and if the share purchase rights issued pursuant to such agreement, or any future rights agreement we may adopt, are exercised, it could materially and adversely affect the market price of our Common Stock.

We entered into a Section 382 Rights Agreement on April 6, 2020 (the "Rights Agreement"), which will expire by its terms in April 2023, with American Stock Transfer & Trust Company, LLC, a federally chartered trust company, as Rights Agent. The Rights Agreement is intended to discourage acquisitions of our Common Stock which could result in a cumulative "ownership change" as defined under Section 382, thereby preserving our current ability to utilize NOL carryforwards to offset future income tax obligations, which would become subject to limitations if we were to experience an "ownership change," as defined under Section 382. While the Rights Agreement is intended to preserve our current ability to utilize NOL carryforwards, it effectively deters current and future purchasers from accumulating more than 4.99% of our Common Stock, which could delay or discourage takeover attempts that our stockholders may consider favorable. An Acquiring Person, as defined in the Rights Agreement, that acquires 4.99% or more of our Common Stock could suffer substantial dilution of its ownership interest under the terms of the Rights Agreement through the issuance of Common Stock or common stock equivalents to all stockholders other than the Acquiring Person. In addition, if the share purchase rights issued pursuant to the Rights Agreement, or any future rights agreement we may adopt, are exercised, additional shares of our Common Stock will be issued, which could materially and adversely affect the market price of our Common Stock. Moreover, sales in the public market of any shares of our Common Stock issued upon such exercise, or the perception that such sales may occur, could also adversely affect the market price of our Common Stock. These issuances may also cause our per share net income, if any, to decrease in future periods.

Provisions in our amended and restated certificate of incorporation, our amended and restated bylaws and of Delaware law may prevent or delay an acquisition of the Company, which could decrease the trading price of our Common Stock.

Our amended and restated certificate of incorporation, our amended and restated bylaws and Delaware law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the raider and to encourage prospective acquirers to negotiate with our Board of Directors rather than to attempt a hostile takeover. These provisions provide for:

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
•Our Board of Directors to determine the powers, preferences and rights of our preferred stock and to issue such preferred stock without stockholder approval, including in connection with our Rights Agreement;
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

Public stockholders who might desire to participate in these types of transactions may not have an opportunity to do so, even if the transaction is considered favorable to stockholders. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change in control or a change in our management and Board of Directors and, as a result, may adversely affect the market price of our Common Stock and a stockholder's ability to realize any potential change of control premium.

Our ability to compete may be materially and adversely affected if adequate capital is not available. In addition, future offerings of debt securities, which would rank senior to our Common Stock upon our liquidation, and future offerings of equity securities, which may be senior to our Common Stock for the purposes of dividend and liquidating distributions, may be dilutive and materially and adversely affect the market price of our Common Stock.

Our ability to be competitive in the marketplace is dependent on the availability of adequate capital. We may raise additional capital through the issuance of debt or equity securities (including preferred stock) from time to time. There is no guarantee that we will file or have an effective shelf registration statement on file with the SEC, which could impact our ability to engage in future offerings and could impair our ability to raise additional capital quickly in response to changing requirements and market conditions.

In addition, upon liquidation, holders of our debt securities (including holders of our 2026 Senior Notes and 2027 Notes) and preferred stock, if any, and lenders with respect to other borrowings (including the lenders under the New Senior Secured Term Loan) will be entitled to our available assets prior to the holders of our Common Stock. Preferred stock could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to pay dividends to the holders of our Common Stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are in McLean, Virginia, where we lease approximately 176 thousand square feet. The lease provides for an initial term of 15 years with two five-year renewal options. We also have executive offices located in New York, New York and Pittsford, New York, where we lease approximately 24 thousand and approximately 7 thousand square feet, respectively, under lease agreements terminating in May 2031 and December 2026, respectively.

Our domestic facilities occupy approximately 7.5 million square feet in the aggregate, of which approximately 4.7 million square feet are leased from third parties. Many of our local media organizations also have outside news bureaus, sales offices, and distribution centers that are leased from third parties. A listing of publishing centers and key locations can be found in Item 1. Business, under "Major Publications and Markets We Serve." We own some of the plants that house most aspects of the publication process but in certain locations have outsourced printing or combined the printing of multiple publications.

Newsquest, our subsidiary headquartered in London, U.K., occupies approximately 722 thousand square feet in the U.K. spread over 65 locations. Of this, approximately 361 thousand square feet (or 49 locations) are leased from third parties. Newsquest's owned premises include one printing facility. Three other printing facilities are leased.

Our digital marketing services companies under the brand LocaliQ is headquartered in Woodland Hills, California, and has sales and other offices and data centers in five locations in five states, including California, Florida, Massachusetts, Minnesota, and Texas, which occupy a total of approximately 185 thousand square feet. In addition, LocaliQ has nine locations in five additional countries, including Australia, Canada, India, New Zealand, and the Netherlands. These properties include leased buildings and data centers. Excluded from total square footage but included in location counts are serviced office spaces.

All of our material real properties owned by our material domestic subsidiaries are mortgaged as collateral for our New Senior Secured Term Loan. We believe our current facilities, including the terms and conditions of the relevant lease agreements, are adequate to operate our businesses as currently conducted.

ITEM 3. LEGAL PROCEEDINGS

Information regarding legal proceedings may be found in Note 13 — Commitments, contingencies and other matters of the notes to the Consolidated financial statements, which is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our Common Stock trades on the NYSE under the trading symbol "GCI." As of February 17, 2023, there were approximately 4,246 holders of record of our Common Stock.

Dividends

We presently have no intention to declare or pay a dividend, and there can be no assurance that we will pay dividends in the future. In addition, the terms of our indebtedness, including the New Senior Secured Term Loan, the 2026 Senior Notes Indenture and the 2027 Notes Indenture, have terms that restrict our ability to pay dividends.

Issuer Purchases of Equity Securities

In February 2022, our Board of Directors authorized the repurchase of up to $100 million (the "Stock Repurchase Program") of our Common Stock, par value $0.01 per share. Repurchases may be made from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or by means of one or more tender offers, in each case, as permitted by securities laws and other legal requirements. The amount and timing of the purchases, if any, will depend on a number of factors including, but not limited to, the price and availability of the Company's shares, trading volume, capital availability, Company performance and general economic and market conditions. The Stock Repurchase Program may be suspended or discontinued at any time. Further, future repurchases under our Stock Repurchase Program may be subject to various conditions under the terms of our various debt instruments and agreements, unless an exception is available or we obtain a waiver or similar relief. The Stock Repurchase Program will continue in effect until the approved dollar amount has been used to repurchase shares or the program is terminated by further action of the Board of Directors. The Stock Repurchase Program does not require us to repurchase any specific number of shares of Common Stock or any shares of Common Stock at all. We cannot assure stockholders that any specific number of shares of Common Stock, if any, will be repurchased under the Stock Repurchase Program.

During the three months ended December 31, 2022, we did not repurchase any shares of Common Stock under the Stock Repurchase Program. During the year ended December 31, 2022, we repurchased 800 thousand shares of Common Stock under the Stock Repurchase Program for approximately $3.1 million, excluding commissions. As of December 31, 2022, the remaining authorized amount under the Stock Repurchase Program was approximately $96.9 million. The Company does not currently anticipate repurchasing any shares of Common Stock during 2023.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a subscription-led and digitally-focused media and marketing solutions company committed to empowering communities to thrive. We operate a scalable, data-driven media platform that aligns with consumer and digital marketing trends. We aim to be the premier source for clarity, connections, and solutions within our communities. Our mission is to provide unbiased, unique local and national content and unrivaled marketing solutions to the communities we serve. We seek to drive audience growth and engagement by delivering valuable content experiences to our consumers, while offering the unique products and marketing expertise our advertisers desire. Our strategy prioritizes the growth of highly recurring digital businesses, while maximizing the lifetime value of our legacy print business, and we expect the execution of this strategy to enable us to continue our evolution to a digitally-focused content platform.

Our current portfolio of media assets includes the USA TODAY NETWORK, which includes USA TODAY and local media organizations in 43 states in the United States (the "U.S."), and Newsquest, a wholly-owned subsidiary operating in the United Kingdom (the "U.K."). We also own digital marketing services companies under the brand LocaliQ, which provide a cloud-based platform of products to enable small and medium-sized businesses ("SMBs") to accomplish their marketing goals. In addition, our portfolio includes what we believe is the largest media-owned events business in the U.S., USA TODAY NETWORK Ventures.

Through USA TODAY, our network of local properties, and Newsquest, we deliver high-quality, trusted content with a commitment to balanced, unbiased journalism, where and when consumers want to engage with it on virtually any device or platform. Additionally, we have strong relationships with hundreds of thousands of local and national businesses in both our U.S. and U.K. markets due to our large local and national sales forces and a robust advertising and digital marketing solutions product suite. We report in two segments, Gannett Media and Digital Marketing Solutions ("DMS"). We also have a Corporate and other category that includes activities not directly attributable to a specific reportable segment and includes broad corporate functions, such as legal, human resources, accounting, analytics, finance and marketing, as well as other general business costs. A full description of our reportable segments is included in Note 14 — Segment reporting in the notes to the Consolidated financial statements.

On June 1, 2022, we announced a strategic organizational restructuring, which centralized the operations within each of our U.S. operating business units, Gannett Media and DMS. This change did not have any impact on segment reporting. However, our historical Publishing segment is now referred to as Gannett Media. The Gannett Media reportable segment is an aggregation of two operating segments: Domestic Gannett Media (formerly referred to as Domestic Publishing) and Newsquest (formerly referred to as U.K. Publishing).

A discussion of our results of operations and changes in financial condition for 2021 as compared to 2020 is included in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (the "SEC") on February 24, 2022, and is incorporated by reference herein.

Business Trends

We have considered several industry trends when assessing our business strategy:

•Print advertising and circulation revenues continue to decline as our audience increasingly moves to digital platforms. Additionally, beginning in the second quarter of 2022, we saw an acceleration in the rate of decline of our print advertising and circulation revenues as a result of macroeconomic factors and consumer price sensitivity. We seek to optimize our print operations to efficiently manage for the declining print audience. We are focused on converting a growing digitally-focused audience into paid digital-only subscribers to our publications.
•SMBs are facing an increasingly complex marketing environment and need to create digital presence to capture audience online. We offer a broad suite of digital marketing services products that offer a single, unified solution to meet their digital marketing needs. As a result of the broader, challenging economic environment, we experienced a longer sales cycle for digital advertising and marketing solutions during the third quarter of 2022. While our sales cycle for digital advertising and digital marketing solutions returned to more normal conditions in the fourth quarter of 2022, we still face uncertainty resulting from the challenging economic environment.

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
•Newsprint availability remains constrained globally due to manufacturing facility closures and ongoing capacity shifts between newsprint and specialty paper grades. Further, supply chain issues have challenged and continue to challenge deliveries, resulting in significant delays, although we do not anticipate that this will materially impact our print operations.
•Inflationary prices across a number of categories such as labor, fuel, delivery costs, newsprint, ink, and printing plates have had and are expected to continue to have a negative impact on our overall cost structure.

Recent Developments

Debt Repurchase

In February 2023, we entered into a privately negotiated agreement with a holder of our $400 million aggregate principal amount of 6.00% first lien notes due November 1, 2026 (the "2026 Senior Notes") to repurchase $6.1 million in aggregate principal amount of outstanding 2026 Senior Notes at a discount to par value. As a result of this transaction, we expect to recognize a gain on the early extinguishment of debt of approximately $0.9 million during the first quarter of 2023, which would include the write-off of unamortized original issue discount and deferred financing costs of approximately $0.3 million.

In October 2022, we entered into a privately negotiated agreement with a holder of 2026 Senior Notes to repurchase $17.8 million in aggregate principal amount of outstanding 2026 Senior Notes at a discount to par value. As a result of this transaction, we recognized a gain on the early extinguishment of debt of approximately $3.0 million during the fourth quarter of 2022, which included the write-off of unamortized original issue discount and deferred financing costs of approximately $0.9 million.

Certain Matters Affecting Comparability

The following items affect period-over-period comparisons and will continue to affect period-over-period comparisons for future results:

Integration and reorganization costs

For the year ended December 31, 2022, we incurred Integration and reorganization costs of $88.0 million. Of the total costs incurred, $57.6 million were related to severance activities and $30.4 million were related to other costs, including a withdrawal liability which was expensed as a result of ceasing contributions to a multiemployer pension plan, costs related to consolidating operations, primarily related to systems implementation and the outsourcing of corporate functions, and facilities consolidation expenses, primarily associated with exiting a lease.

For the year ended December 31, 2021, we incurred Integration and reorganization costs of $49.3 million. Of the total costs incurred, $16.5 million were related to severance activities and $32.8 million were related to other costs, including those for the purpose of consolidating operations, including costs associated with systems integrations.

For the years ended December 31, 2022 and 2021, as part of our synergy and ongoing cost reduction programs we ceased operations of 11 and 21 printing operations, respectively. As a result, for the years ended December 31, 2022 and 2021, we recognized accelerated depreciation of $12.5 million and $15.3 million, respectively.

Foreign currency

Our U.K. media operations are conducted through our Newsquest subsidiary. In addition, we have foreign operations in regions such as Canada, Australia, New Zealand and India. Earnings from operations in foreign regions are translated into U.S. dollars at average exchange rates prevailing during the period, and assets and liabilities are translated at exchange rates in effect at the balance sheet date. Currency translation fluctuations may impact revenue, expense, and operating income results for our international operations. During the second half of 2022, foreign currency headwinds have increased significantly as the U.S. dollar strengthened in relation to many foreign currencies, including the U.K. pound sterling. We expect the U.S. dollar to continue to hold a strong position in 2023. Foreign currency exchange rate fluctuations negatively impacted our revenues and profitability during the year ended December 31, 2022, and may continue to negatively impact our financial results in the future.

Strategy

Gannett is committed to a subscription-led business strategy that drives audience growth and engagement by delivering valuable content experiences to our consumers, while offering the unique products and marketing expertise our advertisers desire. The execution of this strategy is expected to allow us to continue our evolution from a more traditional print media business to a digitally focused content creator and marketing solutions platform.

We intend to create stockholder value through a variety of methods, including organic growth driven by our consumer and business-to-business strategies, as well as through paying down debt. The five key operating pillars of our strategy include:

Driving digital subscriptions growth

As consumers have become increasingly interested in digital consumption of news, a key element to our consumer strategy is growing our paid digital-only subscriber base. We are able to deliver our unique local and national content to our customers across multiple print and digital platforms, and expect the addressable market for our digital platforms to continue to grow. In service of that, we expect to develop and launch additional digital subscription offerings tailored to specific topics and audiences in the future.

Driving Digital Marketing Solutions growth by engaging more customers in recurring monthly revenue offerings

We are now of significant digital scale, with unique reach at both the national and local community levels. We expect to leverage our integrated sales structure and lead generation strategy to continue to aggressively expand our digital marketing services business into our local markets, both domestically and internationally. Given our extensive customer base and volume of digital campaigns, we plan to use data and insights to inform new and dynamic advertising products, such as our "freemium" offering to complement our sales structures, that we believe will deliver superior results.

Optimizing our traditional businesses across print and advertising

We plan to continue to drive the profitability and lifetime value of our traditional operations by focusing on product and property-level performance across our portfolio. We expect the continued evolution of the core print product, but remain committed to providing strong customer service and delivering high quality products for our print subscribers. Advertising, both print and digital, continues to offer a compelling branding opportunity across our network due to our scale and unique reach at both the national and local community levels.

Prioritize investments in growth businesses

By leveraging our unique footprint, trusted brands, and media reach, we identify, experiment with, and invest in potential growth businesses. Some examples of our growth businesses include our community events and promotions subsidiary, USA TODAY NETWORK Ventures, our consumer product review site, Reviewed, and our sports betting presence, which we have expanded through strategic partnerships. We expect to engage in future partnerships and expanded product offerings that can further monetize our significant audience and unique footprint.

Building on our environmental, social and governance focus to foster culture and community both internally and externally

We will continue our environmental, social and governance ("ESG") journey that is rooted in our mission to empower our communities to thrive and putting our customers at the center of everything we do. We support that mission with clearly defined values that influence not only what we do, but how we do it, with one of the core pillars focusing on our ongoing commitments to inclusion, diversity and equity ("ID&E"). From our internal efforts around recruiting, development and retention, to our external efforts to provide high quality products and excellent customer service, we believe our strategic focus will benefit from our continued commitment to building upon our culture and community values.

Macroeconomic Environment

The U.S. and global economies and markets experienced increased volatility in 2022, and are expected to continue to experience volatility, due to factors including higher inflation, increased interest rates, supply chain disruptions, fluctuating foreign currency exchange rates and other geopolitical events that are anticipated to continue in 2023. Beginning in the second quarter of 2022, uncertain economic conditions adversely impacted our advertising revenues, and the occurrence of these factors has resulted in a reduction in demand for our print and digital advertising, reduced the rates for our advertising, and caused marketers to reduce or stop spend.

These challenging conditions, especially higher inflation and interest rates, have negatively impacted the consumer and resulted in increased price sensitivity from our print and paid digital-only subscribers. Consumer purchases of discretionary items, including our products and services, generally decline during periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. Beginning in the second quarter of 2022, increased consumer price sensitivity, along with delivery challenges associated with labor shortages for a portion of the year, and ongoing consumer sentiment negatively impacted print circulation volumes as compared to the same periods in the prior year.

As a result of the macroeconomic volatility in 2022, compared to the prior year, we have experienced an increase in costs associated with labor, newsprint, delivery costs, ink, printing plates, fuel, and utilities. We are also exposed to potential increases in interest rates associated with our five-year senior secured term loan facility in an original aggregate principal amount of $516 million (the "New Senior Secured Term Loan"), which as of December 31, 2022 accounted for approximately 34% of our outstanding debt, as well as fluctuations in foreign currency exchange rates, primarily related to our operations in the U.K. We expect continued uncertainty and volatility in the U.S. and global economies which will continue to impact our business.

Recent U.S. Tax Legislation

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the "Inflation Reduction Act"), which includes, among other provisions, changes to the U.S. corporate income tax system, including a 15% minimum tax based on "average adjusted financial statement income" exceeding $1 billion for any three consecutive years preceding the tax year and a 1% excise tax on net repurchases of stock in excess of $1 million after December 31, 2022. We do not anticipate a material financial impact from the Inflation Reduction Act during 2023.

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

Seasonality

Our revenues are subject to moderate seasonality, due primarily to fluctuations in advertising volumes. Advertising and marketing services revenues for our Gannett Media segment are typically highest in the fourth quarter, primarily due to fluctuations in advertising volumes tied to the holidays, regional weather and levels of activity in our various markets, some of which have a high degree of seasonal residents and tourists. The volume of advertising sales in any period is also impacted by other external factors such as competitors' pricing, advertisers' decisions to increase or decrease their advertising expenditures in response to anticipated consumer demand, and general economic conditions. Beginning in the second quarter of 2022, uncertain economic conditions adversely impacted our advertising revenues, and the occurrence of these factors has resulted in a reduction in demand for our print and digital advertising, reduced the rates for our advertising, and caused marketers to reduce or stop spend. Refer to "Macroeconomic Environment" above for further discussion.

Environmental, Social and Governance Initiatives

As a leading media organization, our longstanding corporate social responsibility position is driven by our deep commitment to our communities. We are dedicated to ensuring that we have mindful and ethical business practices that positively impact our world. In 2021, we formed an executive-led, cross-functional committee to help deepen our commitment to our corporate responsibility pillars – people, planet, and communities – through the formalization of an ESG strategy. In early 2022, we published our inaugural ESG report detailing the alignment of our efforts across those pillars to the U.N.

Sustainable Development Goals ("SDGs"). The 2022 ESG report reflected an important initial step towards providing increased transparency of Gannett's priorities and measured progress.

We aligned each pillar to one SDG objective, choosing Reduced Inequalities, Climate Action, and Peace, Justice & Strong Institutions as our key objectives. While we believe we can positively contribute to all 17 U.N. SDGs, we have chosen these three as our key priorities for sustainability where we believe we can help make the most significant impact. Each year we plan to update our progress and share more details about how we are working to achieve our goals.

RESULTS OF OPERATIONS

Consolidated Summary

A summary of our consolidated results is presented below:

	Year ended December 31,
In thousands, except per share amounts	2022	2021	$ Change	% Change
Operating revenues:
Local and national print	$404,298	$502,014	(97,716)	(19)%
Classified print	266,584	290,272	(23,688)	(8)%
Print advertising	670,882	792,286	(121,404)	(15)%

Digital media	299,775	363,149	(63,374)	(17)%
Digital marketing services (a)	467,909	443,775	24,134	5%
Digital classified	57,571	51,951	5,620	11%
Digital advertising and marketing services	825,255	858,875	(33,620)	(4)%

Advertising and marketing services	1,496,137	1,651,161	(155,024)	(9)%

Print circulation	952,019	1,149,186	(197,167)	(17)%
Digital-only circulation	132,618	100,488	32,130	32%
Circulation	1,084,637	1,249,674	(165,037)	(13)%

Other	364,529	307,248	57,281	19%

Total operating revenues	2,945,303	3,208,083	(262,780)	(8)%

Total operating expenses (a)	2,978,902	3,099,006	(120,104)	(4)%
Operating income (loss)	(33,599)	109,077	(142,676)	***
Non-operating expenses	43,307	196,998	(153,691)	(78)%
Loss before income taxes	(76,906)	(87,921)	11,015	(13)%
Provision for income taxes	1,349	48,250	(46,901)	(97)%
Net loss	(78,255)	(136,171)	57,916	(43)%
Net loss attributable to noncontrolling interests	(253)	(1,209)	956	(79)%
Net loss attributable to Gannett	$(78,002)	$(134,962)	$56,960	(42)%

Loss per share attributable to Gannett - basic	$(0.57)	$(1.00)	$0.43	(43)%
Loss per share attributable to Gannett - diluted	$(0.57)	$(1.00)	$0.43	(43)%
(a)     Amounts are net of intersegment eliminations of $143.5 million and $129.3 million for the years ended December 31, 2022 and 2021, respectively, that represent digital advertising marketing services revenues and expenses associated with products sold by our U.S. local Gannett Media sales teams but fulfilled by our DMS segment. When discussing segment results, these revenues and expenses are presented gross but are eliminated in consolidation.
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

Non-operating (income) expense

Interest expense: For the year ended December 31, 2022, Interest expense was $108.4 million compared to $135.7 million for the year ended December 31, 2021. The decrease in interest expense was mainly due to a lower debt balance and the impact of lower interest rates on our outstanding fixed-rate debt, partially offset by an increase in interest rates on the New Senior Secured Term Loan.

(Gain) loss on early extinguishment of debt: For the year ended December 31, 2022, the Gain on early extinguishment of debt was $0.4 million compared to a loss of $48.7 million for the year ended December 31, 2021. For the year ended December 31, 2022, the Gain on early extinguishment of debt was primarily due to the repurchase of 2026 Senior Notes, offset by losses related to prepayments of our New Senior Secured Term Loan. For the year ended December 31, 2021, the Loss on early extinguishment of debt was mainly due to the refinancing activities which occurred in 2021, including the refinancing of our five-year, senior-secured term loan facility in an aggregate principal amount of $1.045 billion (the "5-Year Term Loan") in the fourth quarter of 2021 and the payoff of our five-year, senior-secured 11.5% term loan facility with Apollo Capital Management, L.P. which was made in the first quarter of 2021.

Non-operating pension income: For the year ended December 31, 2022, Non-operating pension income was $59.0 million compared to $95.4 million for 2021. The decrease in Non-operating pension income was primarily due to a decrease in the expected return on plan assets held by the Gannett Retirement Plan (the "GR Plan"), mainly driven by a more conservative asset allocation, and to a lesser extent, the reduction to the GR Plan assets as a result of the pension annuity entered into during the third quarter of 2022.

Loss on convertible notes derivative: For the year ended December 31, 2022, we had no Loss on convertible notes derivative. For the year ended December 31, 2021, Loss on convertible notes derivative was $126.6 million, reflecting the increase in the fair value of the derivative liability as a result of the increase in our stock price.

Other non-operating income, net: Other non-operating income, net, consisted of certain items that fall outside of our normal business operations. For the year ended December 31, 2022, Other non-operating income, net, was $5.7 million compared to $18.7 million in 2021. The decrease in Other non-operating income, net was primarily due to the absence in 2022 of the reversal of an accrual related to a legal matter in 2021.

Provision for income taxes

The following table summarizes our pre-tax loss before income taxes and income tax accounts.

	Year ended December 31,
In thousands	2022	2021
Loss before income taxes	$(76,906)	$(87,921)
Provision for income taxes	1,349	48,250
Effective tax rate	(1.8)%	NM
NM indicates not meaningful.

Our effective tax rate for the year ended December 31, 2022 was a negative 1.8%. The tax provision was primarily impacted by the valuation allowances on non-deductible U.S. interest expense carryforwards, the global intangible low-taxed income inclusion, the release of uncertain tax positions in the U.S., and the reduction in the blended state tax rate, which were offset by the tax benefit of the pre-tax book loss.

Our effective tax rate for the year ended December 31, 2021 was not meaningful given the income tax provision associated with a loss before income taxes. The tax provision was primarily impacted by the derivative revaluation, which is nondeductible for federal tax purposes, the creation of valuation allowances on non-deductible interest expense carryforwards, and deemed income from global intangible low-taxed income inclusion, offset by the change in the deferred tax rate from 19% to 25% in the U.K. and the income tax impact of Paycheck Protection Program ("PPP") loan forgiveness.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the "Inflation Reduction Act"), which includes, among other provisions, changes to the U.S. corporate income tax system, including a 15% minimum tax based on "average adjusted financial statement income" exceeding $1 billion for any three consecutive years preceding the tax year and a 1% excise tax on net repurchases of stock in excess of $1 million after December 31, 2022. We do not anticipate a material financial impact from the Inflation Reduction Act during 2023.

Net loss attributable to Gannett and diluted loss per share attributable to Gannett

For the year ended December 31, 2022, Net loss attributable to Gannett and diluted loss per share attributable to Gannett were $78.0 million and $0.57, respectively, compared to $135.0 million and $1.00 for the year ended December 31, 2021, respectively. The change reflects the various items discussed above and below in "Segment Results."

Segment Results

Gannett Media segment

A summary of our Gannett Media segment results is presented below:

	Year ended December 31,
In thousands	2022	2021	$ Change	% Change
Operating revenues:
Advertising and marketing services	$1,170,710	$1,337,203	$(166,493)	(12%)
Circulation	1,084,637	1,249,669	(165,032)	(13%)
Other	359,089	299,863	59,226	20%
Total operating revenues	2,614,436	2,886,735	(272,299)	(9%)
Operating expenses:
Operating costs	1,670,113	1,722,473	(52,360)	(3%)
Selling, general and administrative expenses	700,977	736,766	(35,789)	(5%)
Depreciation and amortization	137,931	157,212	(19,281)	(12%)
Integration and reorganization costs	60,000	15,960	44,040	***
Asset impairments	1,056	3,976	(2,920)	(73%)
(Gain) loss on sale or disposal of assets, net	(7,057)	17,468	(24,525)	***
Other operating expenses	727	—	727	***
Total operating expenses	2,563,747	2,653,855	(90,108)	(3%)
Operating income	$50,689	$232,880	$(182,191)	(78%)
*** Indicates an absolute value percentage change greater than 100.

Operating revenues

The following table provides the breakout of Operating revenues by category:

	Year ended December 31,
In thousands	2022	2021	$ Change	% Change
Local and national print	$404,298	$502,014	$(97,716)	(19%)
Classified print	266,584	290,272	(23,688)	(8%)
Print advertising	670,882	792,286	(121,404)	(15%)

Digital media	299,775	361,288	(61,513)	(17%)
Digital marketing services	142,482	131,733	10,749	8%
Digital classified	57,571	51,896	5,675	11%
Digital advertising and marketing services	499,828	544,917	(45,089)	(8%)

Advertising and marketing services	1,170,710	1,337,203	(166,493)	(12%)

Print circulation	952,019	1,149,181	(197,162)	(17%)
Digital-only circulation	132,618	100,488	32,130	32%
Circulation	1,084,637	1,249,669	(165,032)	(13%)

Other	359,089	299,863	59,226	20%

Total operating revenues	$2,614,436	$2,886,735	$(272,299)	(9%)

The overall decline in Print advertising revenues for the year ended December 31, 2022 compared to 2021 was driven primarily by secular industry trends impacting all categories. In addition, during the year ended December 31, 2022, and specifically beginning in the second quarter of 2022, we saw an acceleration in the rate of decline of our Print advertising revenues as a result of macroeconomic factors. For the year ended December 31, 2022, Local and national print advertising revenues decreased compared to 2021 primarily due to a decrease in advertiser inserts, mainly due to circulation volume declines, as well as the absence of $37.3 million of revenues associated with both businesses divested and non-core products which were sunset in 2022 and 2021. For the year ended December 31, 2022, Classified print advertising revenues decreased compared to 2021 due to lower spend on classified advertisements, primarily related to a decline in obituaries, and to a lesser extent declines in real estate and automotive.

For the year ended December 31, 2022, Digital media revenues decreased compared to 2021, driven by changes in monetization with our sports affiliates as well as lower page views related to increased subscriber-only content, secular trends in news consumption and lower overall digital advertising spend. In addition, during the year ended December 31, 2022, we experienced a reduction in digital advertising demand as a result of a more challenging macroeconomic environment. For the year ended December 31, 2022, Digital marketing services revenues increased compared to 2021, due to an increase in client counts as well as an increase in average revenue per user ("ARPU"), which we define as monthly revenue divided by average client count within the period. For the year ended December 31, 2022, Digital classified revenues increased compared to 2021, due to higher client spend, primarily due to increased spend on automotive advertisements, partially offset by lower spend on obituaries and employment advertisements.

For the year ended December 31, 2022, Print circulation revenues decreased compared to 2021, due to a decline in home delivery sales, mainly driven by a reduction in the volume of subscribers, partially offset by an increase in rates, as well as a decline in single copy sales reflecting the overall secular trends impacting the industry and increasing sensitivity from customers related to price increases and product changes. In addition, during the year ended December 31, 2022, and specifically beginning in the second quarter of 2022, the decline in print circulation revenues accelerated as compared to the same period in the prior year as our audience increasingly moved to digital platforms, and as a result of consumer price sensitivity. For the year ended December 31, 2022, Digital-only circulation revenues increased compared to 2021, driven by an increase of 24% in paid digital-only subscriptions, including those subscribers on introductory subscription offers, to approximately 2.0 million as of December 31, 2022, partially offset by a decline in ARPU.

For the year ended December 31, 2022, Other revenues increased compared to 2021 primarily due to commercial print growth in local markets, an increase in digital content syndication volume and other digital revenues, and an increase in event revenues (though not to pre-pandemic levels) as we hosted more in-person events with higher attendance as compared to the same period in the prior year.

Operating expenses

For the year ended December 31, 2022, Operating costs decreased $52.4 million compared to 2021. The following table provides the breakout of the decrease in Operating costs:

	Year ended December 31,
In thousands	2022	2021	$ Change	% Change
Newsprint and ink	$144,116	$105,557	$38,559	37%
Distribution	385,291	431,412	(46,121)	(11%)
Compensation and benefits	538,900	553,807	(14,907)	(3%)
Outside services	350,061	338,292	11,769	3%
Other	251,745	293,405	(41,660)	(14%)
Total operating costs	$1,670,113	$1,722,473	$(52,360)	(3%)

For the year ended December 31, 2022, Newsprint and ink costs increased compared to 2021, primarily due to an increase in newsprint prices driven by inflationary pressures and supply chain issues impacting the industry, as well as growth in our commercial print business, partially offset by the decline in volume of home delivery and single copy sales as well as reduction of print offerings.

For the year ended December 31, 2022, Distribution costs decreased compared to 2021, primarily due to the reduced volume of home delivery and single copy sales, cost savings driven by the reduction of print offerings, lower delivery and postage costs associated with lower volumes, as well as the absence of expenses associated with both businesses divested and non-core products which were sunset in 2022 and 2021, partially offset by higher rates per copy, an increase in commercial delivery activity, and an increase in third-party distribution costs.

For the year ended December 31, 2022, Compensation and benefits costs decreased compared to 2021, primarily due to lower domestic payroll expense driven by a decrease in headcount tied to ongoing cost control initiatives, partially offset by the absence of $12.1 million of PPP loan forgiveness received in 2021.

For the year ended December 31, 2022, Outside services costs, which include outside printing, professional services fulfilled by third parties, paid search and ad serving, feature services, and credit card fees, increased compared to 2021, primarily due to higher costs associated with the increase in Digital marketing services revenues, including paid search and email fees, an increase in costs related to events, mainly related to the number and mix of live versus virtual events compared to the prior year, and higher costs associated with the increase in Digital classified revenues, partially offset by lower costs associated with revenue share expense driven by lower Digital media revenues.

For the year ended December 31, 2022, Other costs decreased compared to 2021, due primarily to the absence of expenses associated with both businesses divested and non-core products which were sunset in 2022 and 2021, cost management initiatives, including a reduction in supplies and utility expenses, and a decrease in property taxes, mainly due to real estate sales.

For the year ended December 31, 2022, Selling, general and administrative expenses decreased by $35.8 million compared to 2021. The following table provides the breakout of the decrease in Selling, general and administrative expenses:

	Year ended December 31,
In thousands	2022	2021	$ Change	% Change
Compensation and benefits	$340,469	$381,437	$(40,968)	(11%)
Outside services and other	360,508	355,329	5,179	1%
Total selling, general and administrative expenses	$700,977	$736,766	$(35,789)	(5%)

For the year ended December 31, 2022, Compensation and benefits costs decreased compared to 2021, primarily due to lower incentive pay and lower domestic payroll expense driven by headcount savings, as well as lower benefit costs, including medical, partially offset by the absence of PPP loan forgiveness of $4.3 million received in 2021 and higher payroll expense at Newsquest driven by an acquisition completed in the first quarter of 2022.

For the year ended December 31, 2022, Outside services and other costs, which include services fulfilled by third parties, increased compared to 2021, due to higher professional services costs associated with advertising operations and client success as well as marketing and acquisition costs associated with growing subscribers, partially offset by a decrease in various miscellaneous expenses, including lower technology costs.

For the year ended December 31, 2022, Depreciation and amortization expense decreased compared to 2021, reflecting the impact of fewer print facilities compared to 2021.

For the year ended December 31, 2022, Integration and reorganization costs increased compared to 2021, mainly due to an increase in severance costs of $30.3 million, primarily driven by our voluntary severance program in the fourth quarter of 2022 related to cost savings initiatives as well as ongoing integration and restructuring activities, and an increase in other costs of $13.7 million, including a withdrawal liability which was expensed as a result of ceasing contributions to a multiemployer pension plan, and an increase in facility consolidation expenses associated with exiting a lease.

As part of our plan to monetize non-core assets, for the year ended December 31, 2022, we incurred a net gain on the sale of assets compared to a net loss in 2021.

Gannett Media segment Adjusted EBITDA

	Year ended December 31,
In thousands	2022	2021	$ Change	% Change
Net income attributable to Gannett	$112,526	$336,099	$(223,573)	(67%)
Non-operating pension income	(58,953)	(95,357)	36,404	(38%)
Depreciation and amortization	137,931	157,212	(19,281)	(12%)
Integration and reorganization costs	60,000	15,960	44,040	***
Other operating expenses	727	—	727	***
Asset impairments	1,056	3,976	(2,920)	(73%)
(Gain) loss on sale or disposal of assets, net	(7,057)	17,468	(24,525)	***
Other items	1,445	(1,385)	2,830	***
Adjusted EBITDA (non-GAAP basis)(a)	$247,675	$433,973	$(186,298)	(43%)
Net income attributable to Gannett margin	4.3%	11.6%
Adjusted EBITDA margin (non-GAAP basis)(a)(b)	9.5%	15.0%
*** Indicates an absolute value percentage change greater than 100.
(a) See "Non-GAAP Financial Measures" below for additional information about non-GAAP measures.
(b) We define Adjusted EBITDA margin as Adjusted EBITDA divided by total Operating revenues.

For the year ended December 31, 2022, the decrease in Adjusted EBITDA compared to 2021 was primarily attributable to the changes discussed above.

Digital Marketing Solutions segment

A summary of our DMS segment results is presented below:

	Year ended December 31,
In thousands	2022	2021	$ Change	% Change
Operating revenues:
Advertising and marketing services	$468,883	$441,394	$27,489	6%
Other	—	905	(905)	(100%)
Total operating revenues	468,883	442,299	26,584	6%
Operating expenses:
Operating costs	323,646	299,014	24,632	8%
Selling, general and administrative expenses	87,657	92,325	(4,668)	(5%)
Depreciation and amortization	26,431	30,061	(3,630)	(12%)
Integration and reorganization costs	1,108	1,710	(602)	(35%)
Loss (gain) on sale or disposal of assets, net	179	(604)	783	***
Total operating expenses	439,021	422,506	16,515	4%
Operating income	$29,862	$19,793	$10,069	51%
*** Indicates an absolute value percentage change greater than 100.

Operating revenues

For the year ended December 31, 2022, Advertising and marketing services revenues increased compared to 2021 primarily due to growth in the core direct business, as well as a growth in revenues associated with local markets, partially offset by the impact of the sunset of non-core products.

Operating expenses

For the year ended December 31, 2022, Operating costs increased $24.6 million compared to 2021. The following table provides the breakout of the increase in Operating costs:

	Year ended December 31,
In thousands	2022	2021	$ Change	% Change
Outside services	$283,380	$260,504	$22,876	9%
Compensation and benefits	32,633	31,136	1,497	5%
Other	7,633	7,374	259	4%
Total operating costs	$323,646	$299,014	$24,632	8%

For the year ended December 31, 2022, Outside services costs, which include professional services fulfilled by third parties, media fees and other digital costs, paid search and ad serving services, increased compared to 2021 due to an increase in expenses associated with third-party media fees, driven by a corresponding increase in revenues.

For the year ended December 31, 2022, Compensation and benefits costs increased compared to 2021 primarily due to an increase in payroll expense driven by higher headcount.

For the year ended December 31, 2022, Selling, general and administrative expenses decreased $4.7 million compared to 2021. The following table provides the breakout of the decrease in Selling, general and administrative expenses:

	Year ended December 31,
In thousands	2022	2021	$ Change	% Change
Compensation and benefits	$74,867	$69,749	$5,118	7%
Outside services and other	12,790	22,576	(9,786)	(43%)
Total selling, general and administrative expenses	$87,657	$92,325	$(4,668)	(5%)

For the year ended December 31, 2022, Compensation and benefits costs increased compared to 2021, primarily due to an increase in payroll expense driven by higher headcount, as well as an increase in incentive pay, driven by a corresponding increase in revenues.

For the year ended December 31, 2022, Outside services and other costs decreased compared to 2021, due to a decrease in various miscellaneous expenses, including lower technology and software costs and lower lease expenses, partially offset by higher marketing and promotion costs, mainly driven by lead generation.

For the year ended December 31, 2022, Depreciation and amortization expense decreased compared to 2021, primarily due to the impact of capitalized software fully amortized in the third quarter of 2021 related to the sunsetting of a non-core product.

DMS segment Adjusted EBITDA

	Year ended December 31,
In thousands	2022	2021	$ Change	% Change
Net income attributable to Gannett	$26,919	$18,442	$8,477	46%
Depreciation and amortization	26,431	30,061	(3,630)	(12%)
Integration and reorganization costs	1,108	1,710	(602)	(35%)
Loss (gain) on sale or disposal of assets, net	179	(604)	783	***
Other items	2,943	1,351	1,592	***
Adjusted EBITDA (non-GAAP basis)(a)	$57,580	$50,960	$6,620	13%
Net income attributable to Gannett margin	5.7%	4.2%
Adjusted EBITDA margin (non-GAAP basis)(a)(b)	12.3%	11.5%
*** Indicates an absolute value percentage change greater than 100.
(a) See "Non-GAAP Financial Measures" below for additional information about non-GAAP measures.
(b) We define Adjusted EBITDA margin as Adjusted EBITDA divided by total Operating revenues.

For the year ended December 31, 2022, the increase in Adjusted EBITDA compared to 2021 was primarily attributable to the changes discussed above. In addition, for the year ended December 31, 2022, Other items increased compared to 2021, mainly due to foreign currency losses.

Corporate and other category

For the year ended December 31, 2022, Corporate and other operating revenues were $5.4 million compared to $8.4 million for the year ended December 31, 2021.

For the year ended December 31, 2022, Corporate and other operating expenses decreased $32.4 million compared to 2021. The following table provides the breakout of the decrease in Corporate and other operating expenses:

	Year ended December 31,
In thousands	2022	2021	$ Change	% Change
Operating expenses:
Operating costs	10,050	8,780	1,270	14%
Selling, general and administrative expenses	63,854	73,592	(9,738)	(13%)
Depreciation and amortization	17,660	16,685	975	6%
Integration and reorganization costs	26,866	31,614	(4,748)	(15%)
Other operating expenses	1,165	20,952	(19,787)	(94%)
(Gain) loss on sale or disposal of assets, net	(5)	344	(349)	***
Total operating expenses	$119,590	$151,967	$(32,377)	(21%)
*** Indicates an absolute value percentage change greater than 100.

For the year ended December 31, 2022, Corporate and other Operating expenses decreased compared to 2021 due primarily to a decrease in Other operating expenses driven by the absence in 2022 of third-party fees that were expensed in 2021 related to the 5-Year Term Loan, the 2026 Senior Notes, and to a lesser extent the New Senior Secured Term Loan, a decrease in Selling, general and administrative expenses driven primarily by a decrease in compensation costs as well as other costs, including repairs and maintenance and utilities, partially offset by higher outside services, including legal fees, and a decrease in Integration and reorganization costs, mainly driven by a decline in costs associated with systems implementation and outsourcing of corporate functions, partially offset by an increase in severance costs.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements are for working capital, debt obligations, and capital expenditures.

We expect to fund our operations and debt service requirements through cash provided by our operating activities. We expect we will have adequate capital resources and liquidity to meet our ongoing working capital needs, borrowing obligations, and all required capital expenditures for at least the next twelve months. However, a further economic downturn or an increased rate of revenue declines would negatively impact our revenue, cash provided by operating activities and liquidity. We continue to implement cost reduction initiatives to reduce our ongoing level of operating expense. We believe our ability to realize benefits from our cost reduction initiatives will be necessary to offset the continued secular decline in our legacy print business revenue streams. We believe that these measures are important in response to the overall challenging macroeconomic environment that we are facing. Refer to "Overview - Macroeconomic Environment" above for further discussion.

Details of our cash flows are included in the table below:

	Year ended December 31,
In thousands	2022	2021
Cash provided by operating activities	$40,776	$127,453
Cash provided by investing activities	22,124	70,647
Cash used for financing activities	(102,867)	(261,172)
Effect of currency exchange rate change on cash	1,152	(35)
Decrease in cash, cash equivalents and restricted cash	$(38,815)	$(63,107)

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

For the year ended December 31, 2022, cash flows provided by operating activities were $40.8 million compared to $127.5 million for the year ended December 31, 2021. The decrease in cash provided by operating activities was primarily due to lower cash receipts related to deferred revenues of $67.1 million, a decrease of approximately $33 million primarily related to miscellaneous cash receipts, an increase in taxes paid, net of refunds, of $11.7 million, including payments made related to the employer portion of the Federal Insurance Contributions Act ("FICA") taxes for payroll, which were deferred in 2020 under the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"), $16.4 million in PPP funding received during the year ended December 31, 2021 that was not received in 2022, and an increase in severance payments of $5.5 million, partially offset by a decrease in interest paid on debt of $17.4 million and a decrease in contributions to our pension and postretirement benefit plans of $34.7 million.

Cash flows provided by investing activities: For the year ended December 31, 2022, cash flows provided by investing activities were $22.1 million compared to $70.6 million for the year ended December 31, 2021. The decrease in cash provided by investing activities was primarily due to a decrease in proceeds from the sale of real estate and other assets of $28.3 million, increased payments for acquisitions, net of cash acquired, of $15.3 million and an increase in purchases of property, plant, and equipment of $5.8 million.

Cash flows used for financing activities: For the year ended December 31, 2022, cash flows used for financing activities were $102.9 million compared to $261.2 million for the year ended December 31, 2021. The decrease in cash used for financing activities was primarily due to lower net repayments of long-term debt of $130.1 million, a decrease in payments of deferred financing costs of $19.4 million and the November 2021 repurchase of a portion of the 2027 Notes (defined below) for $15.0 million, which did not take place in 2022, partially offset by payments related to treasury stock of $3.3 million, including $3.1 million related to the Stock Repurchase Program (defined below under "Additional Information").

Debt

New Senior Secured Term Loan

On October 15, 2021, Gannett Holdings LLC ("Gannett Holdings"), our wholly-owned subsidiary, entered into the New Senior Secured Term Loan in an original aggregate principal amount of $516.0 million with Citibank N.A., as collateral agent and administrative agent for the lenders. On January 31, 2022, Gannett Holdings entered into an amendment (the "Term Loan Amendment") to the New Senior Secured Term Loan to provide for new incremental senior secured term loans (the "Incremental Term Loans") in an aggregate principal amount of $50 million. The Incremental Term Loans have substantially identical terms as the New Senior Secured Term Loan and are treated as a single tranche with the New Senior Secured Term Loan. The Term Loan Amendment also amended the New Senior Secured Term Loan to transition the interest rate base from London Inter-bank Offered Rate ("LIBOR") to Adjusted Term Secured Overnight Financing Rate ("SOFR") and to permit the repurchase of up to $50 million of the Company's common stock, par value $0.01 per share (the "Common Stock") under the Stock Repurchase Program (defined below under "Additional information") consummated on or prior to December 31, 2022, in addition to capacity for Gannett Holdings to make restricted payments, including stock repurchases, currently permitted under other provisions of the New Senior Secured Term Loan and our other debt facilities, including the 2026 Senior Notes Indenture and the 2027 Notes Indenture (terms defined below). During 2022, Gannett Holdings entered into two separate amendments to the New Senior Secured Term Loan to provide for incremental senior secured term loans totaling an aggregate principal amount of $30 million (collectively, the "Exchanged Term Loans"). The Exchanged Term Loans have substantially identical terms as the New Senior Secured Term Loan and Incremental Term Loans and are treated as a single tranche with the New Senior Secured Term Loan and the Incremental Term Loans.

The New Senior Secured Term Loan bears interest at a per annum rate equal to the Adjusted Term SOFR (which shall not be less than 0.50% per annum) plus a margin equal to 5.00% or an alternate base rate (which shall not be less than 1.50% per annum) plus a margin equal to 4.00%. Loans under the New Senior Secured Term Loan may be prepaid, at the option of Gannett Holdings, at any time without premium, except a premium equal to 1.00% of the aggregate principal amount of the loans being repaid in connection with certain refinancing or repricing events that reduce the all-in yield applicable to the loans and occur on or before October 15, 2022. In addition, we are required to repay the New Senior Secured Term Loan from time to time with (i) the proceeds of non-ordinary course asset sales and casualty and condemnation events, (ii) the proceeds of indebtedness not permitted under the New Senior Secured Term Loan, and (iii) the aggregate amount of cash and cash equivalents on hand at the Company and its restricted subsidiaries in excess of $100 million at the end of each fiscal year. The New Senior Secured Term Loan amortizes in equal quarterly installments, beginning June 30, 2022, at a rate equal to 10.00% per annum (or, if the ratio of debt secured on an equal basis with the New Senior Secured Term Loan less unrestricted cash of the Company and its restricted subsidiaries to Consolidated EBITDA (as such terms are defined in the New Senior Secured Term Loan ) (such ratio, the "First Lien Net Leverage Ratio"), for the most recently ended period of four consecutive fiscal quarters is equal to or less than 1.20 to 1.00, 5.00% per annum). All obligations under the New Senior Secured Term Loan are secured by all or substantially all of the assets of the Company and the wholly-owned domestic subsidiaries of the Company (the "New Senior Secured Term Loan Guarantors"). The obligations of Gannett Holdings under the New Senior Secured Term Loan are guaranteed on a senior secured basis by the Company and the New Senior Secured Term Loan Guarantors.

The New Senior Secured Term Loan contains usual and customary covenants for credit facilities of this type, including a requirement to have minimum unrestricted cash of $30 million as of the last day of each fiscal quarter, and restricts, among other things, our ability to incur debt, grant liens, sell assets, make investments and pay dividends, in each case with customary exceptions, including an exception that permits dividends and repurchases of outstanding junior debt or equity in (i) an amount of up to $25 million per fiscal quarter if the First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 2.00 to 1.00, (ii) an amount of up to $50 million per fiscal quarter if the First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 1.50 to 1.00, and (iii) an unlimited amount if First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 1.00 to 1.00. As of December 31, 2022, we were in compliance with all of the covenants and obligations under the New Senior Secured Term Loan.

For the years ended December 31, 2022 and 2021, we recognized interest expense of $33.5 million and $6.0 million, respectively, and paid interest expense of $33.3 million and $6.0 million, respectively. For the years ended December 31, 2022 and 2021, we recognized amortization of original issue discount of $3.5 million and $0.8 million, respectively, and amortization of deferred financing costs of $0.7 million and $0.2 million, respectively. Additionally, during the years ended December 31, 2022 and 2021, we recognized losses on early extinguishment of debt of $2.2 million and $1.3 million, respectively, related to the write-off of original issue discount and deferred financing costs as a result of early prepayments on the New Senior Secured Term Loan.

For the year ended December 31, 2022, we made prepayments, inclusive of both mandatory and optional prepayments, totaling $121.7 million, which were classified as financing activities in the Consolidated statements of cash flows. As of December 31, 2022, the effective interest rate for the New Senior Secured Term Loan was 6.3%.

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

For the year ended December 31, 2022, we repurchased $54.8 million in aggregate principal amount of outstanding 2026 Senior Notes pursuant to privately negotiated agreements with certain holders of the 2026 Senior Notes. As part of these repurchases, we exchanged an aggregate principal amount equal to $30.0 million of our 2026 Senior Notes for $30.0 million of new term loans under the New Senior Secured Term Loan. The repurchases were treated as an extinguishment of a portion of the 2026 Senior Notes, and as a result, for the year ended December 31, 2022, we recognized a net gain on the early extinguishment of debt of approximately $2.6 million, which includes write-offs of unamortized original issue discount and deferred financing costs.

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

The 2026 Senior Notes Indenture limits our and our restricted subsidiaries' ability to, among other things, make investments, loans, advances, guarantees and acquisitions; incur or guarantee additional debt and issue certain disqualified equity interests and preferred stock; make certain restricted payments, including a limit on dividends on equity securities or payments to redeem, repurchase or retire equity securities or other indebtedness; dispose of assets; create liens on assets to secure debt; engage in transactions with affiliates; enter into certain restrictive agreements; and consolidate, merge, sell or otherwise dispose of all or substantially all of their or the 2026 Senior Notes Guarantor's assets. These covenants are subject to a number of limitations and exceptions. The 2026 Senior Notes Indenture also contains customary events of default.

The unamortized original issue discount and deferred financing costs will be amortized over the remaining contractual life of the 2026 Senior Notes. For the years ended December 31, 2022 and 2021, we recognized interest expense of $22.3 million and $5.1 million, respectively, and paid interest expense of $23.9 million for the year ended December 31, 2022. We did not make interest payments in 2021 related to the 2026 Senior Notes. For the years ended December 31, 2022 and 2021, we recognized amortization of original issue discount of $2.7 million and $0.6 million, respectively, and amortization of deferred financing costs of $2.1 million and $0.5 million, respectively. The effective interest rate on the 2026 Senior Notes was 7.3% as of December 31, 2022.

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

In connection with the issuance of the 2027 Notes, we entered into an Investor Agreement (the "Investor Agreement") with the holders of the 2027 Notes (the "Holders") establishing certain terms and conditions concerning the rights and restrictions on the Holders with respect to the Holders' ownership of the 2027 Notes. We also entered into an amendment to the Registration Rights Agreement dated November 19, 2019, with FIG LLC.

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

In November 2021, we entered into separate, privately negotiated agreements with certain holders of our 2027 Notes and repurchased $11.8 million in aggregate principal amount of our outstanding 2027 Notes for $15.3 million in cash, including accrued interest. The repurchase was treated as an extinguishment of a portion of the 2027 Notes and as a result, for the year ended December 31, 2021, we recognized a loss on extinguishment of $0.8 million and a write-off of unamortized original issue discount of $2.3 million and an immaterial write-off of unamortized deferred financing costs. The repurchase of the 2027 Notes resulted in a $4.2 million reduction in Additional paid-in capital, net of tax, in the Consolidated balance sheets. The remaining 2027 Notes are convertible into 97.1 million shares of Common Stock, based on a conversion price of $5.00 per share.

The conversion rate is subject to customary adjustment provisions as provided in the 2027 Notes Indenture. In addition, the conversion rate will be subject to adjustment in the event of any issuance or sale of Common Stock (or securities convertible into Common Stock) at a price equal to or less than the Conversion Price in order to ensure that following such issuance or sale, the 2027 Notes would be convertible into approximately 42% (adjusted for repurchases and certain other events that reduce the outstanding amount of the 2027 Notes) of the Common Stock after giving effect to such issuance or sale (assuming the initial principal amount of the 2027 Notes remains outstanding). After giving effect to the repurchase of $11.8 million in aggregate principal amount of outstanding 2027 Notes during the year ended December 31, 2021, such percentage is approximately 41%.

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

The unamortized original issue discount and deferred financing costs will be amortized over the remaining contractual life of the 2027 Notes. For the years ended December 31, 2022 and 2021, we recognized interest expense of $29.1 million and $29.8 million, respectively, and paid interest expense of $29.1 million and $31.0 million, respectively. For the years ended December 31, 2022 and 2021, we recognized amortization of original issue discount of $12.1 million and $10.9 million, respectively, and amortization of deferred financing costs of $0.3 million and $0.2 million, respectively. The effective interest rate on the liability component of the 2027 Notes was 10.5% as of both December 31, 2022 and December 31, 2021.

For the year ended December 31, 2022, no shares were issued upon conversion, exercise, or satisfaction of the required conditions. Refer to Note 12 — Supplemental equity information for details on the convertible debt's impact to diluted earnings per share under the if-converted method.

Senior Convertible Notes due 2024

The $3.3 million principal value of the remaining 4.75% convertible senior notes due 2024 (the "2024 Notes") outstanding is reported as convertible debt in the Consolidated balance sheets. The effective interest rate on the 2024 Notes was 6.05% as of December 31, 2022.

Additional information

We continue to evaluate our results of operations, liquidity and cash flows, and as part of these measures, we have taken steps to manage cash outflow by rationalizing expenses and implementing various cost management initiatives. We do not presently pay a quarterly dividend and there can be no assurance that we will pay dividends in the future. In addition, the terms of our indebtedness, including the New Senior Secured Term Loan, the 2026 Senior Notes Indenture and the 2027 Notes Indenture have terms that restrict our ability to pay dividends.

On February 1, 2022, our Board of Directors authorized the repurchase of up to $100 million (the "Stock Repurchase Program") of our Common Stock. Repurchases may be made from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or by means of one or more tender offers, in each case, as permitted by securities laws and other legal requirements. The amount and timing of the purchases, if any, will depend on a number of factors including, but not limited to, the price and availability of our shares, trading volume, capital availability, our performance and general economic and market conditions. The Stock Repurchase Program may be suspended or discontinued at any time. Further, future repurchases under our Stock Repurchase Program may be subject to various conditions under the terms of our various debt instruments and agreements, unless an exception is available or we obtain a waiver or similar relief.

During the three months ended December 31, 2022, we did not repurchase any shares of Common Stock under the Stock Repurchase Program. During the year ended December 31, 2022, we repurchased 800 thousand shares of Common Stock under the Stock Repurchase Program for approximately $3.1 million, excluding commissions. As of December 31, 2022, the remaining authorized amount under the Stock Repurchase Program was approximately $96.9 million. We do not currently anticipate repurchasing any shares of Common Stock during 2023.

The CARES Act, enacted March 27, 2020, provided various forms of relief to companies impacted by the COVID-19 pandemic. As part of the relief available under the CARES Act, we deferred remittance of our FICA taxes as allowed by the legislation. We deferred $41.6 million of the employer portion of FICA taxes for payroll paid between March 27, 2020 and December 31, 2020. We paid 50% of the FICA deferral during the year ended December 31, 2021 and the remaining 50% during the year ended December 31, 2022.

During 2020, in response to the COVID-19 pandemic, our GR Plan in the U.S. deferred certain contractual contributions and negotiated a contribution payment plan of $5.0 million per quarter from December 31, 2020 through the end of June 30, 2022. Beginning with the quarter ended December 31, 2022, and ending with the quarter ending September 30, 2024, the GR Plan's appointed actuary will certify the GR Plan's funded status for each quarter (the "Quarterly Certification") in accordance with U.S. GAAP. If the GR Plan is less than 100% funded, the Company will make a $1.0 million contribution to the GR Plan no later than 60 days following the receipt of the Quarterly Certification, provided, however, that the Company's obligation to make additional contractual contributions will terminate the earlier of (a) the day following the date that a contractual contribution would be due for the quarter ending September 30, 2024, and (b) the date the Company has made a total of $5 million of contractual contributions subsequent to June 30, 2022. On August 31, 2022, Gannett Media Corp., our wholly-owned subsidiary, as sponsor of the GR Plan, entered into an agreement pursuant to which the GR Plan used a portion of its assets to purchase annuities from two insurance companies (the "Insurers") and thereby transferred approximately $450 million of the GR Plan's pension liabilities and related pension assets. As of August 31, 2022, this agreement irrevocably transferred to the Insurers future GR Plan benefit obligations for certain U.S. retirees and beneficiaries ("Participants") beginning with payments due to the Participants on November 1, 2022 (the "Effective Date") and Gannett Media Corp. has no financial responsibility for the Participants' benefits on or after such date. As of the Effective Date, the Insurers assumed responsibility for administrative and customer service support, including distribution of payments to the Participants. Participants' benefits were not reduced as a result of this transaction.

We expect our capital expenditures during the year ended December 31, 2023 to total approximately $40.0 million. These capital expenditures are anticipated to be primarily comprised of projects related to digital product development, costs associated with our print and technology systems, and system upgrades.

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

As of December 31, 2022, we had no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual obligations and commitments

We enter into various contractual arrangements as a part of our operations. Many of these contractual obligations are discussed in the notes to our Consolidated financial statements. As of December 31, 2022, material obligations discussed in the notes to our consolidated financial statements included (i) principal payments on our long-term debt discussed in Note 8 — Debt, (ii) operating leases discussed in Note 4 — Leases, and (iii) pension and postretirement benefits discussed in Note 9 — Pensions and other postretirement benefit plans. We anticipate interest payments associated with our long-term debt totaling $91.5 million in 2023, $81.0 million in 2024 and $167.4 million thereafter. Due to uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at December 31, 2022, we are unable to make reasonably reliable estimates of the period of cash settlement. See Note 11 — Income taxes to the Consolidated financial statements for a further discussion of income taxes.

In addition, we have purchase obligations which include printing contracts, digital licenses and IT services, professional services, interactive marketing agreements, and other legally binding commitments. As of December 31, 2022, we had future purchase obligations totaling $197.2 million due in 2023, $148.0 million due in 2024, and $62.4 million due thereafter. Amounts for which we are liable under purchase orders outstanding at December 31, 2022 are reflected in the Consolidated balance sheets as Accounts payable and accrued liabilities. We also have other noncurrent liabilities totaling $3.5 million due in 2023, $3.1 million due in 2024, and $7.9 million due thereafter.

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

Management's use of Adjusted EBITDA and Adjusted EBITDA margin

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

Adjusted EBITDA and Adjusted EBITDA margin are not alternatives to Net loss attributable to Gannett and margin as calculated and presented in accordance with U.S. GAAP. As such, they should not be considered or relied upon as substitutes or alternatives for any such U.S. GAAP financial measures. We strongly urge you to review the reconciliation of Net loss attributable to Gannett to Adjusted EBITDA and Adjusted EBITDA margin along with our Consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We also strongly urge you not to rely on any single financial measure to evaluate our business. In addition, because Adjusted EBITDA and Adjusted EBITDA margin are not measures of financial performance under U.S. GAAP and are susceptible to varying calculations, the Adjusted EBITDA and Adjusted EBITDA margin measures as presented in this report may differ from and may not be comparable to similarly titled measures used by other companies.

The table below shows the reconciliation of Net loss attributable to Gannett to Adjusted EBITDA and Net loss attributable to Gannett margin to Adjusted EBITDA margin for the periods presented:

	Year ended December 31,
In thousands	2022	2021
Net loss attributable to Gannett	$(78,002)	$(134,962)
Provision for income taxes	1,349	48,250
Interest expense	108,366	135,748
(Gain) loss on early extinguishment of debt	(399)	48,708
Non-operating pension income	(58,953)	(95,357)
Loss on convertible notes derivative	—	126,600
Depreciation and amortization	182,022	203,958
Integration and reorganization costs	87,974	49,284
Other operating expenses	1,892	20,952
Asset impairments	1,056	3,976
(Gain) loss on sale or disposal of assets, net	(6,883)	17,208
Share-based compensation expense	16,751	18,439
Other items	2,110	(9,092)
Adjusted EBITDA (non-GAAP basis)	$257,283	$433,712
Net loss attributable to Gannett margin	(2.6)%	(4.2)%
Adjusted EBITDA margin (non-GAAP basis)	8.7%	13.5%

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make decisions based on estimates, assumptions, and factors it considers relevant to the circumstances. Such decisions include the selection of applicable principles and the use of judgment in their application, the results of which could differ from those anticipated.

Goodwill and Indefinite-Lived Intangible Assets

During the fourth quarter of 2022, the Company elected to change its annual goodwill and indefinite-lived intangible impairment assessments from June 30 to November 30 to better align with its strategic business planning process. Goodwill is tested for impairment annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have the option to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, although we did not elect to use this option for the Company's evaluation as of June 30, 2022 or as of November 30, 2022. If we elect to perform a qualitative assessment and conclude it is more likely than not that the fair value of the reporting unit is equal to or greater than its carrying value, no further assessment of that reporting unit's goodwill is necessary; otherwise goodwill must be tested for impairment. In the quantitative test, we are required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. Fair value of the reporting unit is defined as the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. We generally determine the fair value of a reporting unit using a combination of a discounted cash flow analysis and a market-based approach. Estimates of fair value include inputs that are subjective in nature, involve uncertainties, and involve matters of significant judgment that are made at a specific point in time. Changes in key assumptions from period to period could significantly affect the estimates of fair value. Significant assumptions used in the fair value estimates include projected revenues and related growth rates over time, projected operating cash flow margins, discount rates, and future economic and market conditions. If the carrying value of the reporting unit exceeds the estimate of fair value, we calculate the impairment as the excess of the carrying value of goodwill over its implied fair value.

While the Company believes its judgments represent reasonably possible outcomes based on available facts and circumstances, adverse changes to the assumptions, including those related to macroeconomic factors, comparable public company trading values and prevailing conditions in the capital markets, could lead to future declines in the fair value of a reporting unit. The Company continually evaluates whether current factors or indicators, such as prevailing conditions in the business environment, capital markets or the economy generally, and actual or projected operating results, require the performance of an interim impairment assessment of goodwill, as well as other long-lived assets. For example, any significant shortfall, now or in the future, in advertising revenues or subscribers and/or consumer acceptance of our products could lead to a downward revision in the fair value of certain reporting units.

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

The performance of our annual and interim impairment analyses resulted in no impairments to goodwill or indefinite-lived intangible assets for the year ended December 31, 2022. See Note 6 — Goodwill and intangible assets for further discussion. While the fair value of all reporting units exceeded their respective carrying values at November 30, 2022, the excess amount of fair value over carrying value for our Domestic Gannett Media reporting unit decreased from 126% during the 2021 annual impairment test to 22% during the impairment test performed in the second quarter of 2022 and to 18% during the impairment test performed in the fourth quarter of 2022. If our future operating results are not in line with the cash flow forecasts underlying our impairment analysis, we could have an impairment of our goodwill or intangible assets in the future and such impairment could materially affect our operating results.

Long-Lived Assets

We evaluate the carrying value of property, plant and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. The evaluation is performed by asset group, which is the lowest level of identifiable cash flows independent of other assets. The assessment of recoverability is based on management's estimates by comparing the sum of the estimated undiscounted cash flows generated by the underlying asset groups to its carrying value of the asset groups to determine whether an impairment existed at its lowest level of identifiable cash flows. If the carrying amount of the asset group is greater than the expected undiscounted cash flows to be generated by the asset group, an impairment is recognized to the extent the carrying value of such asset group exceeds its fair value. The market approach is used in some cases to estimate the fair value of property, plant and equipment, particularly when there is a change in the use of an asset.

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

ASC 740 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. Under ASC 740, the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities' full knowledge of the position and all relevant facts, but without considering time values. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Pension and Postretirement Liabilities

ASC Topic 715, "Compensation—Retirement Benefits," requires recognition of an asset or liability in the consolidated balance sheet reflecting the funded status of pension and other postretirement benefit plans, such as retiree health and life, with current-year changes in the funded status recognized in the statement of stockholders' equity.

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

Our pension plans had assets valued at $1.7 billion as of December 31, 2022 and the plans' benefit obligation was $1.6 billion, resulting in the plans being 105% funded at such date.

For 2022, the assumption used for the funded status discount rate was 5.70% for our principal retirement plan obligations. As an indication of the sensitivity of pension liabilities to the discount rate assumption, a 50 basis point reduction in the discount rate at the end of 2022 would have increased plan obligations by approximately $33.9 million. A 50 basis point change in the discount rate used to calculate 2022 benefit would have decreased total pension plan expense for 2022 by approximately $6.3 million. To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets, input from the actuaries and investment consultants, and long-term inflation assumptions. For our principal retirement plan, we used an assumption of 5.3% for our expected return on pension plan assets for 2022. If we were to reduce our expected rate of return assumption by 50 basis points, the benefit for 2022 would have increased by approximately $8.9 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates, commodity prices, and foreign currency exchange rates. Changes in these factors could cause fluctuations in earnings and cash flow. In the normal course of business, exposure to certain of these market risks is managed as described below.

Interest Rates

We generally manage our risk associated with changes in interest rates through the use of a combination of variable and fixed-rate debt. As of December 31, 2022, we had variable and fixed-rate debt totaling $438.4 million and $833.8 million, respectively. Our variable-rate debt consisted of the New Senior Secured Term Loan which bears interest at the Adjusted Term Secured Overnight Financing Rate. A hypothetical interest rate increase of 150 basis points would have increased our interest expense related to our variable-rate debt and likewise decreased our income and cash flows by approximately $6.6 million for the year ended December 31, 2022. See Note 8 — Debt to our Consolidated financial statements for further discussion of our debt.

Commodity Prices

Certain operating expenses of ours are sensitive to commodity price fluctuations. Our primary commodity price exposures are newsprint and, to a lesser extent, ink, which in the aggregate represented approximately 5% and 3% of our total operating expenses for the years ended December 31, 2022 and 2021, respectively. A hypothetical $10 per metric ton increase in newsprint price would not have materially impacted our results of operations or cash flows based on newsprint usage for the year ended December 31, 2022 of approximately 149,256 metric tons.

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

Translation gains or losses affecting the Consolidated statements of operations and comprehensive income (loss) have not been significant in the past. Cumulative foreign currency translation gains and losses reported as part of equity equated to a loss of $14.9 million at December 31, 2022, primarily due to the strengthening of the U.S. dollar compared to the British pound sterling, and a gain of $9.1 million at December 31, 2021. A hypothetical 10% fluctuation of the price of the British pound sterling and the currencies in our DMS segment against the U.S. dollar would not have materially impacted operating income for the year ended December 31, 2022.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes self-monitoring mechanisms and actions taken to correct deficiencies as they are identified. Because of the inherent limitations in any internal control, no matter how well designed, misstatements may occur and not be prevented or detected. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions or to the degree that compliance with the policies and procedures may decline.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on its evaluation, management concluded that, as of December 31, 2022, the Company's internal control over financial reporting is effective based on the specified criteria.

The effectiveness of internal control over financial reporting as of December 31, 2022 has been audited by the Company's independent registered public accounting firm, Ernst & Young LLP, as stated in their report on page 66 herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Gannett Co., Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Gannett Co., Inc.'s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Gannett Co., Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 23, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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
February 23, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Gannett Co., Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gannett Co., Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Goodwill and Intangible Assets with Indefinite Lives Impairment Assessment
Description of the Matter	At December 31, 2022, the Company’s goodwill and intangible assets with indefinite lives, which consist of newspaper mastheads, were $533.2 million and $166.2 million, respectively. As discussed in Note 2 of the consolidated financial statements, goodwill and intangible assets with indefinite lives are tested for impairment at least annually and when events occur that indicate impairment could exist. The Company did not identify impairment of goodwill and indefinite lived-intangible assets as a result of the annual impairment assessment performed as of June 30, 2022 or as of November 30, 2022.

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
Defined Benefit Pension Obligation
Description of the Matter	At December 31, 2022, the Company’s aggregate obligation for its defined benefit pension plans was $1.6 billion, with related pension assets of $1.7 billion, resulting in a net pension asset of $78.6 million as of December 31, 2022. The Company recorded a net periodic pension benefit of $58.4 million for the year-ended December 31, 2022. As described in Note 9 of the consolidated financial statements, the Company updates the estimates used to measure the defined benefit pension assets and obligations annually or upon a remeasurement event to reflect the actual return on plan assets and updated actuarial assumptions.

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

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2007.

Tysons, VA

February 23, 2023

GANNETT CO., INC.
CONSOLIDATED BALANCE SHEETS

In thousands, except share data	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$94,255	$130,756
Accounts receivable, net of allowance for doubtful accounts of $16,697 and $16,470, respectively	289,415	328,733
Inventories	45,223	37,662
Prepaid expenses and other current assets	78,884	80,110
Total current assets	507,777	577,261
Property, plant and equipment, net	305,994	415,384
Operating lease assets	233,322	271,935
Goodwill	533,166	533,709
Intangible assets, net	613,358	713,153
Deferred tax assets	56,618	32,399
Pension and other assets	143,320	284,228
Total assets	$2,393,555	$2,828,069

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$351,848	$357,014
Deferred revenue	153,648	184,838
Current portion of long-term debt	60,452	69,456
Other current liabilities	51,090	51,218
Total current liabilities	617,038	662,526
Long-term debt	695,642	769,446
Convertible debt	405,681	393,354
Deferred tax liabilities	1,439	28,812
Pension and other postretirement benefit obligations	50,710	71,937
Long-term operating lease liabilities	219,109	254,969
Other long-term liabilities	108,563	117,410
Total noncurrent liabilities	1,481,144	1,635,928
Total liabilities	2,098,182	2,298,454
Commitments and contingent liabilities (see Note 13)
Equity
Preferred stock, $0.01 par value per share, 300,000 shares authorized, of which 150,000 shares are designated as Series A Junior Participating Preferred Stock, none of which were issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value per share, 2,000,000,000 shares authorized; 153,286,104 shares issued and 146,223,179 shares outstanding at December 31, 2022; 144,667,389 shares issued and 142,299,399 shares outstanding at December 31, 2021	1,533	1,446
Treasury stock, at cost, 7,062,925 shares and 2,367,990 shares at December 31, 2022 and December 31, 2021, respectively	(14,737)	(8,151)
Additional paid-in capital	1,409,578	1,400,206
Accumulated deficit	(999,401)	(921,399)
Accumulated other comprehensive (loss) income	(101,231)	59,998
Total Gannett stockholders equity	295,742	532,100
Noncontrolling interests	(369)	(2,485)
Total equity	295,373	529,615
Total liabilities and equity	$2,393,555	$2,828,069
The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
In thousands, except per share amounts	2022	2021	2020
Advertising and marketing services	$1,496,137	$1,651,161	$1,710,244
Circulation	1,084,637	1,249,674	1,391,996
Other	364,529	307,248	303,430
Total operating revenues	2,945,303	3,208,083	3,405,670
Operating costs	1,860,353	1,901,564	2,034,272
Selling, general and administrative expenses	852,488	902,064	999,789
Depreciation and amortization	182,022	203,958	263,819
Integration and reorganization costs	87,974	49,284	145,731
Asset impairments	1,056	3,976	11,029
Goodwill and intangible impairments	—	—	393,446
(Gain) loss on sale or disposal of assets, net	(6,883)	17,208	(5,680)
Other operating expenses	1,892	20,952	11,152
Total operating expenses	2,978,902	3,099,006	3,853,558
Operating income (loss)	(33,599)	109,077	(447,888)
Interest expense	108,366	135,748	228,513
(Gain) loss on early extinguishment of debt	(399)	48,708	43,760
Non-operating pension income	(58,953)	(95,357)	(72,149)
Loss on convertible notes derivative	—	126,600	74,329
Other non-operating income, net	(5,707)	(18,701)	(16,494)
Non-operating expenses	43,307	196,998	257,959
Loss before income taxes	(76,906)	(87,921)	(705,847)
Provision (benefit) for income taxes	1,349	48,250	(33,450)
Net loss	$(78,255)	$(136,171)	$(672,397)
Net loss attributable to noncontrolling interests	(253)	(1,209)	(1,918)
Net loss attributable to Gannett	$(78,002)	$(134,962)	$(670,479)
Loss per share attributable to Gannett - basic	$(0.57)	$(1.00)	$(5.09)
Loss per share attributable to Gannett - diluted	$(0.57)	$(1.00)	$(5.09)
Other comprehensive income (loss):
Foreign currency translation adjustments	$(24,008)	$(604)	$2,466
Pension and other postretirement benefit items:
Net actuarial (loss) gain	(185,282)	13,811	60,471
Amortization of net actuarial (gain) loss	(500)	64	37
Change in prior service cost	—	—	(1,905)
Amortization of prior service cost	66	—	—
Other	5,283	(387)	(2,108)
Total pension and other postretirement benefit items	(180,433)	13,488	56,495
Other comprehensive income (loss) before tax	(204,441)	12,884	58,961
Income tax (benefit) provision related to components of other comprehensive income	(43,212)	3,059	16,990
Other comprehensive income (loss), net of tax	(161,229)	9,825	41,971
Comprehensive loss	(239,484)	(126,346)	(630,426)
Comprehensive loss attributable to noncontrolling interests(a)	(253)	(1,209)	(1,918)
Comprehensive loss attributable to Gannett	$(239,231)	$(125,137)	$(628,508)
(a) For the year ended December 31, 2022, there were no redeemable noncontrolling interests included in Net loss attributable to noncontrolling interests. For the years ended December 31, 2021 and 2020, Net loss attributable to noncontrolling interests included $1.1 million, and $1.9 million, respectively, relating to redeemable noncontrolling interests.
The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
In thousands	2022	2021	2020
Operating activities
Net loss	$(78,255)	$(136,171)	$(672,397)
Adjustments to reconcile net loss to operating cash flows:
Depreciation and amortization	182,022	203,958	263,819
Share-based compensation expense	16,751	18,439	26,350
Non-cash interest expense	21,303	25,507	24,086
Provision (benefit) for deferred income taxes	2,549	44,970	(30,175)
(Gain) loss on sale or disposal of assets, net	(6,883)	17,208	(5,680)
Loss on convertible notes derivative	—	126,600	74,329
(Gain) loss on early extinguishment of debt	(399)	48,708	43,760
Asset impairments	1,056	3,976	11,029
Goodwill and intangible impairments	—	—	393,446
Pension and other postretirement benefit obligations	(80,012)	(150,824)	(117,522)
Change in other assets and liabilities:
Accounts receivables, net	44,943	(33,246)	111,506
Inventory	(7,434)	(2,824)	19,965
Prepaid expenses	3,244	5,576	4,078
Accounts payable and accrued liabilities	(23,653)	(33,457)	(66,377)
Deferred revenue	(30,076)	931	(19,348)
Other assets and liabilities	(4,380)	(11,898)	(3,099)
Cash provided by operating activities	40,776	127,453	57,770
Investing activities
Acquisitions, net of cash acquired	(15,432)	(125)	—
Purchase of property, plant, and equipment	(45,376)	(39,560)	(36,975)
Proceeds from sale of real estate and other assets	83,504	111,765	196,344
Insurance proceeds received for damage to property	—	—	1,643
Change in other investing activities	(572)	(1,433)	(876)
Cash provided by investing activities	22,124	70,647	160,136
Financing activities
Payments of deferred financing costs	(1,652)	(21,071)	(2,307)
Borrowings of long-term debt	80,000	1,934,940	—
Repayments of long-term debt	(170,994)	(2,156,046)	(681,050)
Repurchase of convertible debt	—	(15,012)	—
Proceeds from convertible debt	—	—	497,094
Acquisition of noncontrolling interests	(2,050)	—	—
Treasury stock	(6,555)	(3,244)	(2,020)
Changes in other financing activities	(1,616)	(739)	(13,059)
Cash used for financing activities	(102,867)	(261,172)	(201,342)
Effect of currency exchange rate change on cash	1,152	(35)	1,498
Increase (decrease) in cash, cash equivalents and restricted cash	(38,815)	(63,107)	18,062
Cash, cash equivalents and restricted cash at beginning of year	143,619	206,726	188,664
Cash, cash equivalents and restricted cash at end of year	$104,804	$143,619	$206,726
The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Common stock		Additional paid-in capital	Accumulated Other Comprehensive income (loss)	Retained earnings (accumulated deficit)	Treasury stock		Non-controlling interests(a)	Total equity
In thousands	Shares	$				Shares	$
Balance at December 31, 2019	129,387	$1,294	$1,090,694	$8,202	$(115,958)	395	$(2,876)	$—	$981,356
Net loss attributable to Gannett	—	—	—	—	(670,479)	—	—	—	(670,479)
Restricted share grants	5,846	58	(60)	—	—	—	—	—	(2)
Restricted stock awards settled, net of withholdings	3,585	36	(11,037)	—	—	—	—	—	(11,001)
Other comprehensive income, net(b)	—	—	—	41,971	—	—	—	—	41,971
Share-based compensation expense	—	—	26,350	—	—	—	—	—	26,350
Issuance of common stock	677	7	1,614	—	—	—	—	—	1,621
Remeasurement of redeemable noncontrolling interests	—	—	(3,878)	—	—	—	—	—	(3,878)
Treasury stock	—	—	—	—	—	349	(2,020)	—	(2,020)
Restricted share forfeiture	—	—	—	—	—	648	(7)	—	(7)
Other activity	—	—	198	—	—	—	—	—	198
Balance at December 31, 2020	139,495	$1,395	$1,103,881	$50,173	$(786,437)	1,392	$(4,903)	$—	$364,109
Net loss attributable to Gannett	—	—	—	—	(134,962)	—	—	(66)	(135,028)
Restricted share grants	3,883	39	(39)	—	—	—	—	—	—
Restricted stock awards settled, net of withholdings	1,072	10	(1,912)	—	—	—		—	(1,902)
Other comprehensive income, net(b)	—	—	—	9,825	—	—	—	—	9,825
Share-based compensation expense	—	—	18,439	—	—	—	—	—	18,439
Equity component - 2027 Notes	—	—	279,557	—	—	—	—	—	279,557
Issuance of common stock	217	2	136	—	—	—	—	—	138
Remeasurement of redeemable noncontrolling interests	—	—	126	—	—	—	—	—	126
Treasury stock	—	—	—	—	—	597	(3,244)		(3,244)
Restricted share forfeiture	—	—	—	—	—	379	(4)	—	(4)
Other activity	—	—	18	—	—	—	—	(2,419)	(2,401)
Balance at December 31, 2021	144,667	$1,446	$1,400,206	$59,998	$(921,399)	2,368	$(8,151)	$(2,485)	$529,615
Net loss attributable to Gannett	—	—	—	—	(78,002)	—	—	(253)	(78,255)
Acquisition of noncontrolling interests	—	—	(4,419)	—	—	—	—	2,369	(2,050)
Restricted share grants	7,127	71	(71)	—	—	—	—	—	—
Restricted stock awards settled, net of withholdings	615	7	(1,737)	—	—	—		—	(1,730)
Performance stock units settled, net of withholdings	563	6	(892)	—	—	—	—	—	(886)
Other comprehensive loss, net(b)	—	—	—	(161,229)	—	—	—	—	(161,229)
Share-based compensation expense	—	—	16,751	—	—	—	—	—	16,751
Issuance of common stock	314	3	135	—	—	—	—	—	138
Treasury stock	—	—	—	—	—	1,568	(6,555)	—	(6,555)
Restricted share forfeiture	—	—	—	—	—	3,127	(31)	—	(31)
Other activity	—	—	(395)	—	—	—	—	—	(395)
Balance at December 31, 2022	153,286	$1,533	$1,409,578	$(101,231)	$(999,401)	7,063	$(14,737)	$(369)	$295,373
(a) Excludes Redeemable noncontrolling interests which are reflected in temporary equity.
(b) Other comprehensive income (loss) is net of income tax benefit of $43.2 million for the year ended December 31, 2022 and net of income tax provision of $3.1 million and $17.0 million for the years ended December 31, 2021 and 2020, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — Description of business and basis of presentation

Description of business

Gannett Co., Inc. ("Gannett", "we", "us", "our", or the "Company") is a subscription-led and digitally-focused media and marketing solutions company committed to empowering communities to thrive. Gannett operates a scalable, data-driven media platform that aligns with consumer and digital marketing trends. We aim to be the premier source for clarity, connections, and solutions within our communities. Our mission is to provide unbiased, unique local and national content and unrivaled marketing solutions to the communities we serve. We seek to drive audience growth and engagement by delivering valuable content experiences to our consumers, while offering the unique products and marketing expertise our advertisers desire. Our strategy prioritizes the growth of highly recurring digital businesses, while maximizing the lifetime value of our legacy print business, and we expect the execution of this strategy to enable us to continue our evolution to a digitally-focused content platform.

Our current portfolio of media assets includes the USA TODAY NETWORK, which includes USA TODAY and local media organizations in 43 states in the United States (the "U.S."), and Newsquest, a wholly-owned subsidiary operating in the United Kingdom (the "U.K."). We also own digital marketing services companies under the brand LocaliQ, which provide a cloud-based platform of products to enable small and medium-sized businesses to accomplish their marketing goals. In addition, our portfolio includes what we believe is the largest media-owned events business in the U.S., USA TODAY NETWORK Ventures.

Through USA TODAY, our network of local properties, and Newsquest, we deliver high-quality, trusted content with a commitment to balanced, unbiased journalism, where and when consumers want to engage with it on virtually any device or platform. Additionally, the Company has strong relationships with hundreds of thousands of local and national businesses in both our U.S. and U.K. markets due to our large local and national sales forces and a robust advertising and marketing solutions product suite. The Company reports in two segments, Gannett Media and Digital Marketing Solutions ("DMS"). We also have a Corporate and other category that includes activities not directly attributable to a specific reportable segment and includes broad corporate functions such as legal, human resources, accounting, analytics, finance and marketing, as well as other general business costs. A full description of our reportable segments is included in Note 14 — Segment reporting in the notes to the Consolidated financial statements.

On June 1, 2022, the Company announced a strategic organizational restructuring, which centralized the operations within each of its U.S. operating business units, Gannett Media and DMS. This change did not have any impact on segment reporting. However, the Company's historical Publishing segment is now referred to as Gannett Media. The Gannett Media reportable segment is an aggregation of two operating segments: Domestic Gannett Media (formerly referred to as Domestic Publishing) and Newsquest (formerly referred to as U.K. Publishing).

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

Use of estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the amounts reported in the Consolidated financial statements and footnotes thereto. Actual results could differ materially from those estimates.

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

The following table presents a reconciliation of cash, cash equivalents and restricted cash:

	December 31,
In thousands	2022	2021	2020
Cash and cash equivalents	$94,255	$130,756	$170,725
Restricted cash, included in prepaid expenses and other current assets	563	4,606	11,356
Restricted cash, included in other assets	9,986	8,257	24,645
Total cash, cash equivalents and restricted cash	$104,804	$143,619	$206,726

The following table presents supplementary cash flow information, including non-cash investing and financing activities:

	Year ended December 31,
In thousands	2022	2021	2020
Net cash paid (refund) for taxes, net	$3,409	$(8,324)	$(3,964)
Cash paid for interest	86,485	103,879	218,110
Non-cash investing and financing activities:
Accrued capital expenditures	699	1,682	544

Accounts receivable

Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts. The Company's allowance for doubtful accounts is based upon several factors including the length of time the receivables are past due, historical payment trends and current economic factors. The Company generally does not require collateral.

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

A breakout of property, plant and equipment and software is presented below:

	December 31,
In thousands	2022	2021	Useful Lives (range)
Land	$30,328	$48,389
Buildings and improvements	179,657	239,414	10 years	-	30 years
Machinery and equipment	320,414	352,372	3 years	-	20 years
Furniture, fixtures and computer software(a)	124,384	101,571	3 years	-	10 years
Construction in progress	11,733	10,138
Total	666,516	751,884
Less: accumulated depreciation	(360,522)	(336,500)
Property, plant and equipment, net	$305,994	$415,384
(a)Costs capitalized as internal use software are amortized on a straight-line basis over an estimated useful life of 3 to 5 years.

Depreciation expense was $86.4 million, $100.9 million, and $155.3 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Goodwill, intangible and long-lived assets

Goodwill represents the excess of acquisition cost over the fair value of assets acquired, including identifiable intangible assets, net of liabilities assumed. Indefinite-lived intangible assets consist of newspaper mastheads and finite-lived intangible assets consist of advertiser, subscriber and other customer relationships, as well as trade names, and developed technology. Newspaper mastheads are not amortized because it has been determined that the useful lives of such mastheads are indefinite. Intangible assets that have finite useful lives are amortized over those useful lives.

During the fourth quarter of 2022, the Company elected to change its annual goodwill and indefinite-lived intangible impairment assessments from June 30 to November 30 to better align with its strategic business planning process. Goodwill is tested for impairment annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We perform our impairment analysis on each of our reporting units. We evaluate our reporting units annually, as well as when changes in our operating structure occur. The Company has the option to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company elects to perform a qualitative assessment and concludes it is more likely than not that the fair value of the reporting unit is equal to or greater than its carrying value, no further assessment of that reporting unit's goodwill is necessary; otherwise goodwill must be tested for impairment. In the quantitative test, we are required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. Fair value of the reporting unit is defined as the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. The Company generally determines the fair value of a reporting unit using a combination of a discounted cash flow analysis and a market-based approach. Estimates of fair value include inputs that are subjective in nature, involve uncertainties, and involve matters of significant judgment that are made at a specific point in time. Changes in key assumptions from period to period could significantly affect the estimates of fair value. Significant assumptions used in the fair value estimates include projected revenues and related growth rates over time, projected operating cash flow margins, discount rates, and future economic and market conditions. If the carrying value of the reporting unit exceeds the estimate of fair value, we calculate the impairment as the excess of the carrying value of goodwill over its implied fair value.

Indefinite-lived intangible assets, which are newspaper mastheads, are tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired. The impairment test consists of a comparison of the fair value of each group of mastheads with their carrying amount. We used a relief from royalty approach which utilizes a discounted cash flow model to determine the fair value of newspaper mastheads. Our judgments and estimates of future operating results in determining the reporting unit fair values are consistently applied in determining the fair value of mastheads.

The Company assesses the recoverability of its long-lived assets, including property, plant and equipment and finite-lived intangible assets, whenever events or changes in circumstances indicate their carrying amounts may not be recoverable. The evaluation is performed by asset group, which is the lowest level of identifiable cash flows independent of other assets. The assessment of recoverability is based on management's estimates by comparing the sum of the estimated undiscounted cash flows generated by the underlying asset groups to its carrying value of the asset groups to determine whether an impairment existed at its lowest level of identifiable cash flows. If the carrying amount of the asset group is greater than the expected undiscounted cash flows to be generated by the asset group, an impairment is recognized to the extent the carrying value of such asset group exceeds its fair value.

All three of our reporting units have goodwill balances. See Note 6 — Goodwill and intangible assets for a discussion of impairment charges taken on Goodwill and intangible assets in the second fiscal quarter of 2020. We had no impairments of goodwill and indefinite-lived intangible assets in 2021. We conducted our goodwill and indefinite-lived intangible asset impairment testing in the second and fourth quarters of 2022 and did not identify any impairment.

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

Fair value of financial instruments

The carrying value of the Company's cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the short maturity of these instruments. A discussion of the fair value level of the Company's debt and embedded conversion option is disclosed in Note 8 — Debt. For further details surrounding our policies on fair value measurement, including the fair values of our pension plan assets, refer to Note 10 — Fair value measurement.

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

Circulation Revenues

Circulation revenues are derived from print and digital subscriptions as well as single copy sales at retail stores, vending racks and boxes. Circulation revenues from subscribers are generally billed to customers at the beginning of the subscription period and are typically recognized over the subscription period as the performance obligations are delivered. The term of customer subscriptions normally ranges from one to twelve months. Circulation revenues from single-copy income are recognized based on the date of publication.

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

Deferred revenues

The Company records deferred revenues when cash payments are received in advance of the Company's performance obligation. The Company's primary source of deferred revenues is from circulation subscriptions paid in advance of the service provided, which represents future delivery of publications (the performance obligation) to subscription customers. The Company expects to recognize the revenue related to unsatisfied performance obligations over the next one to twelve months in accordance with the terms of the subscriptions.

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

Advertising costs

Advertising costs are expensed in the period incurred. The Company incurred total advertising expenses for the years ended December 31, 2022, 2021, and 2020 of $56.8 million, $45.3 million, and $50.0 million, respectively.

Pension and postretirement liabilities

Pension and other postretirement benefit costs under our defined benefit retirement plans are actuarially determined. For plans with frozen benefits, we recognize the cost of postretirement benefits such as pension, medical, and life insurance benefits on an accrual basis over the average life expectancy of employees expected to receive such benefits. For active plans, costs are recognized over the estimated average future service period. We also recognize liabilities associated with the withdrawal from multiemployer pension plans. See Note 9 — Pensions and other postretirement benefit plans for further details.

Share-based compensation

Share-based payments to employees and the Board of Directors, including grants of stock options and restricted stock, are recognized in the Consolidated financial statements over the service period (generally the vesting period) based on fair values measured on grant dates, less forfeitures. The Company accounts for forfeitures as they occur.

Self-insurance liability accruals

The Company maintains self-insured medical and workers' compensation programs. The Company purchases stop loss coverage from third parties, which limits our exposure to large claims. The Company records a liability for healthcare and workers' compensation costs during the period in which they occur, including an estimate of incurred but not reported claims.

Concentration of risk

Due to the distributed nature of our operations, we are not subject to significant concentrations of risk relating to customers, products, or geographic locations. Our foreign revenues, principally from businesses in the U.K. at our Gannett Media segment and international operations at our DMS segment, were approximately $274.3 million for the year ended December 31, 2022. Our long-lived assets in foreign countries, principally in the U.K. and international operations at our DMS segment, totaled approximately $143.2 million at December 31, 2022.

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in Operating lease assets, Other current liabilities, and Long-term operating lease liabilities on our Consolidated balance sheets. Operating lease right-of-use ("ROU") assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The rates implicit within the Company's leases are generally not determinable; therefore, the Company uses judgment to determine the incremental borrowing rate used to calculate the present value of lease payments. The incremental borrowing rate is determined using our credit rating and information available related to similar terms and payments as of the commencement date. ROU assets are assessed for impairment in accordance with the Company's accounting policy for long-lived assets.

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

Accounts payable and accrued liabilities

A breakout of Accounts payable and accrued liabilities is presented below:

	December 31,
In thousands	2022	2021
Accounts payable	$189,094	$157,257
Compensation	87,937	107,585
Taxes (primarily property, sales, and payroll taxes)	11,940	26,042
Benefits	21,942	21,056
Interest	6,162	7,577
Other	34,773	37,497
Accounts payable and accrued liabilities	$351,848	$357,014

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

Foreign currency translation

The statements of income of foreign operations have been translated to U.S. dollars using the average currency exchange rates in effect during the relevant period. The balance sheets have been translated using the currency exchange rates as of the end of the accounting period. The impact of currency exchange rate changes on the translation of the balance sheets are included in Comprehensive income (loss) in the Consolidated statements of operations and comprehensive income (loss) and are classified as Accumulated other comprehensive (loss) income in the Consolidated balance sheets and Consolidated statements of equity.

Recent accounting pronouncements adopted

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board (the "FASB") issued guidance, ASU 2020-04, that provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference the London Inter-bank Offered Rate ("LIBOR"). The guidance in ASU 2020-04 (as amended by ASU 2022-06 in December 2022) is optional and may be elected over time as reference rate reform activities occur through December 31, 2024. During the quarter ended March 31, 2022, the Company applied the optional expedient for contract modifications to the amendment of its five-year senior secured term loan facility in an original aggregate principal amount of $516.0 million (the "New Senior Secured Term Loan") with Citibank N.A., as collateral agent and administrative agent for the lenders. The adoption of this guidance did not have a material impact on the Consolidated financial statements.

Accounting for Convertible Instruments and Contracts in an Entity's Own Equity

In August 2020, the FASB issued new guidance, ASU 2020-06, that simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. In addition to eliminating certain accounting models, the guidance amends the disclosures for convertible instruments and earnings-per-share guidance. It also amends the guidance for the derivatives scope exception for contracts in an entity's own equity to reduce form-over-substance-based accounting conclusions. The adoption of this guidance, effective January 1, 2022, did not have a material impact on the accounting for the Company's $497.1 million in aggregate principal amount of 6.0% Senior Secured Convertible Notes due 2027 issued by the Company on November 17, 2020 (the "2027 Notes"), or on the Consolidated financial statements.

Accounting for Contract Assets and Contract Liabilities from Contracts with Customers in a Business Combination

In October 2021, the FASB issued new guidance, ASU 2021-08, that requires an acquirer to recognize and measure certain contract assets and contract liabilities in a business combination in accordance with ASC 606, "Revenue from Contracts with Customers," rather than at fair value on the acquisition date as required under current U.S. GAAP. This guidance is effective for fiscal years beginning after December 15, 2022, with early adoption permitted, including interim periods within those fiscal years. The early adoption of this guidance effective January 1, 2022 did not have a material impact on the Consolidated financial statements.

Disclosures by Business Entities about Government Assistance

In November 2021, the FASB issued new guidance, ASU 2021-10, that requires annual disclosures for transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy, including: (i) information about the nature of the transactions and related accounting policy used to account for the transactions; (ii) the line items on the Consolidated balance sheets and Consolidated statements of operations and comprehensive income (loss) affected by these transactions, including amounts applicable to each line; and (iii) significant terms and conditions of the transactions, including commitments and contingencies. The early adoption of this guidance effective January 1, 2022, did not have a material impact on the Consolidated financial statements.

NOTE 3 — Revenues

Revenues are recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The Company's Consolidated statements of operations and comprehensive income (loss) present revenues disaggregated by revenue type. Sales taxes and other usage-based taxes are excluded from revenues. The following table presents our revenues disaggregated by source.

	Year ended December 31,
In thousands	2022	2021	2020
Print advertising	$670,882	$792,286	$901,805
Digital advertising and marketing services	825,255	858,875	808,439
Total advertising and marketing services	1,496,137	1,651,161	1,710,244
Circulation	1,084,637	1,249,674	1,391,996
Other	364,529	307,248	303,430
Total operating revenues	$2,945,303	$3,208,083	$3,405,670

Revenues generated from international operations comprised 9.3% and 7.7% for the years ended December 31, 2022 and 2021, respectively.

The following table presents the change in the deferred revenues balance by type of revenue:

	Year ended December 31, 2022			Year ended December 31, 2021
In thousands	Advertising, marketing services and other	Circulation	Total	Advertising, marketing services and other	Circulation	Total
Beginning balance	$60,665	$124,173	$184,838	$51,686	$134,321	$186,007
Acquisition	—	2,388	2,388	—	—	—
Cash receipts	273,308	939,473	1,212,781	289,806	990,042	1,279,848
Revenue recognized	(287,646)	(958,713)	(1,246,359)	(280,827)	(1,000,190)	(1,281,017)
Ending balance	$46,327	$107,321	$153,648	$60,665	$124,173	$184,838

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

As of December 31, 2022, our Consolidated balance sheets include $233.3 million of Operating lease assets, $44.9 million of short-term operating lease liabilities included in Other current liabilities, and $219.1 million of Long-term operating lease liabilities.

The components of lease expense are as follows:

	Year ended December 31,
In thousands	2022	2021	2020
Operating lease cost (a)	$73,103	$80,213	$83,410
Short-term lease cost (b)	929	886	5,663
Variable lease cost	13,002	11,464	12,808
Net lease cost	$87,034	$92,563	$101,881
(a) Includes sublease income of $7.7 million, $6.5 million, and $3.8 million for the years ended December 31, 2022, 2021, and 2020, respectively.
(b) Excluding expenses relating to leases with a lease term of one month or less.

Supplemental information related to leases are as follows:

	Year ended December 31,
In thousands, except lease term and discount rate	2022	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$79,659	$81,380	$86,999
Right-of-use assets obtained in exchange for operating lease obligations	15,272	38,137	36,247
(Gain) loss on sale and leaseback transactions, net	(12,249)	1,938	3,821

Weighted-average remaining lease term (in years)	6.8	7.3	7.7
Weighted-average discount rate	12.6%	12.8%	12.9%

Future minimum lease payments under non-cancellable leases are as follows:

In thousands	Year ended December 31,
2023	$71,699
2024	63,835
2025	53,601
2026	44,153
2027	37,868
Thereafter	129,586
Total future minimum lease payments	400,742
Less: Imputed interest	136,761
Total	$263,981

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

The following table presents changes in the allowance for doubtful accounts:

	Year ended December 31,
In thousands	2022	2021
Beginning balance	$16,470	$20,843
Current period provision	9,498	6,399
Write-offs charged against the allowance	(14,333)	(14,897)
Recoveries of amounts previously written-off	4,567	4,109
Other	495	16
Ending balance	$16,697	$16,470

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

For the years ended December 31, 2022 and 2021, the Company recorded $9.5 million and $6.4 million in bad debt expense, respectively, which is included in Selling, general and administrative expenses on the Consolidated statements of operations and comprehensive income (loss). The increase in bad debt expense for the year ended December 31, 2022 was due to an increase in required reserves in 2022 compared to the prior year.

NOTE 6 — Goodwill and intangible assets

Goodwill and intangible assets consisted of the following:

	December 31, 2022			December 31, 2021
In thousands	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets:
Advertiser relationships	$445,775	$192,032	$253,743	$453,038	$153,988	$299,050
Other customer relationships	102,224	45,811	56,413	102,486	35,237	67,249
Subscriber relationships	251,083	126,899	124,184	254,162	99,905	154,257
Other intangible assets	68,780	55,932	12,848	68,690	44,291	24,399
Sub-total	$867,862	$420,674	$447,188	$878,376	$333,421	$544,955
Indefinite-lived intangible assets:
Mastheads			166,170			168,198
Total intangible assets			$613,358			$713,153

Goodwill			$533,166			$533,709

As of December 31, 2022, the weighted average amortization periods for amortizable intangible assets are 11.1 years for advertiser relationships, 9.8 years for other customer relationships, 10.3 years for subscriber relationships, and 3.9 years for other intangible assets. The weighted average amortization period in total for all amortizable intangible assets is 10.1 years.

For the years ended December 31, 2022, 2021, and 2020, amortization expense was $95.6 million, $103.1 million, and $108.5 million, respectively.

As of December 31, 2022, estimated future amortization expense is as follows:

In thousands
2023	$90,161
2024	88,993
2025	81,951
2026	63,857
2027	62,180
Thereafter	60,046
Total	$447,188

Changes in the carrying amount of Goodwill by segment are as follows:

In thousands	Gannett Media	Digital Marketing Solutions	Total
Balance at December 31, 2020, net of accumulated impairment losses of $455,844:	$416,617	$117,471	$534,088
Goodwill acquired in business combinations	95	—	95
Goodwill related to divestitures	(341)	—	(341)
Foreign currency exchange rate changes	(133)	—	(133)
Balance at December 31, 2021, net of accumulated impairment losses of $455,385:	$416,238	$117,471	$533,709
Goodwill acquired in business combinations	2,859	—	2,859
Goodwill related to divestitures	(1,147)	—	(1,147)
Foreign currency exchange rate changes	(2,255)	—	(2,255)
Balance at December 31, 2022, net of accumulated impairment losses of $455,385:	$415,695	$117,471	$533,166

As a result of the sustained decline in the Company's market capitalization and changes in the Company's long-term projections, the Company determined a triggering event had occurred that required an interim impairment assessment for all of its reporting units and indefinite lived intangible assets during the fourth quarter of 2022. In addition, during the fourth quarter of 2022, the Company elected to change its annual goodwill and indefinite-lived intangible impairment assessments from June 30 to November 30 to better align with its strategic business planning process.

The Company performed its goodwill and indefinite-lived intangible impairment assessment in the second and fourth quarters of 2022 with the assistance of third-party valuation specialists. Within the impairment analyses performed, the Company considered the current and expected future economic and market conditions and the impact on the fair value of each of the reporting units. The most significant assumptions utilized in the determination of the estimated fair values included revenue and EBITDA projections, discount rates and long-term growth rates. The long-term growth rates are dependent on various factors and could be adversely impacted by a sustained decrease in overall market growth rates, the competitive environment, relative currency exchange rates and a sustained increase in inflation, all of which the Company considered in determining the long-term growth rates used in the second and fourth quarter analyses, which ranged from 0.0% to 3.0%. The discount rate, which is consistent with a weighted average cost of capital that is likely to be expected by a market participant, is based upon industry required rates of return, including consideration of both debt and equity components of the capital structure. The discount rate may be impacted by adverse changes in the macroeconomic environment and volatility in the equity and debt markets. The Company considered these factors in determining the discount rates used in the second and fourth quarter analyses, which ranged from 13.0% to 18.0%.

For goodwill, the Company determined the fair value of each reporting unit using a combination of a discounted cash flow analysis and a market-based approach. During the second and fourth quarters of 2022, the Company compared the fair value of each reporting unit to its carrying amount, which resulted in the fair value of all the reporting units being in excess of their carrying values. While the fair value of all reporting units exceeded their respective carrying values at November 30, 2022, the excess amount of fair value over carrying value for our Domestic Gannett Media reporting unit decreased from 126% during the 2021 annual impairment test to 22% during the impairment test performed in the second quarter of 2022 and to 18% during the impairment test performed in the fourth quarter of 2022.

For mastheads, the Company applied a "relief from royalty" approach, a discounted cash flow model, reflecting current assumptions, to determine the fair value of indefinite-lived intangible assets. During the second and fourth quarters of 2022, the

Company compared the fair value of each indefinite-lived intangible asset to its carrying amount, which resulted in the fair value of each indefinite-lived intangible asset being in excess of its carrying value.

In addition to the annual impairment test, the Company is required to regularly assess whether a triggering event has occurred under ASC 360, which would require interim impairment testing. As of December 31, 2022, the Company performed an interim review of its long-lived asset groups under ASC 360 and it was determined that no impairment was present.

During 2021, there were no impairments of goodwill and indefinite-lived intangible assets.

During the second quarter of 2020, the Company recorded goodwill impairment charges of $256.5 million, $65.4 million and $40.5 million in our Domestic Gannett Media, Newsquest and Digital Marketing Solutions reporting units, respectively, and recorded indefinite-lived asset impairments of $4.0 million in both our Domestic Gannett Media and Newsquest reporting units, as a result of the annual impairment assessment. During the second quarter of 2020, the Company considered the impact of the COVID-19 pandemic on the Company's operations to be an indicator of impairment under ASC 360, and as such, the Company recorded an intangible asset impairment of $23.0 million related to advertiser and other customer relationships.

While the Company believes its judgments represent reasonably possible outcomes based on available facts and circumstances, adverse changes to the assumptions, including those related to macroeconomic factors, comparable public company trading values and prevailing conditions in the capital markets, could lead to future declines in the fair value of a reporting unit. The Company continually evaluates whether current factors or indicators, such as prevailing conditions in the business environment, capital markets or the economy generally, and actual or projected operating results, require the performance of an interim impairment assessment of goodwill, as well as other long-lived assets. For example, any significant shortfall, now or in the future, in advertising revenues or subscribers and/or consumer acceptance of our products could lead to a downward revision in the fair value of certain reporting units.

NOTE 7 — Integration and reorganization costs and asset impairments

Over the past several years, the Company has engaged in a series of individual restructuring programs, designed primarily to right-size the Company's employee base, consolidate facilities and improve operations, including those of recently acquired entities. These initiatives impact all the Company's operations and can be influenced by the terms of union contracts. Costs related to these programs, which primarily include severance, facility consolidation and other restructuring-related expenses, are accrued when probable and reasonably estimable or at the time of program announcement.

Severance-related expenses

The Company recorded severance-related expenses by segment as follows:

	Year ended December 31,
In thousands	2022	2021	2020
Gannett Media	$44,870	$14,529	$55,655
Digital Marketing Solutions	434	321	6,320
Corporate and other	12,310	1,621	24,322
Total	$57,614	$16,471	$86,297

A roll-forward of the accrued severance and related expenses included in Accounts payable and accrued liabilities on the Consolidated balance sheets for the years ended December 31, 2022 and 2021 is as follows:

In thousands	Severance and related expenses
Balance at December 31, 2020	$30,943
Restructuring provision included in integration and reorganization costs	16,471
Cash payments	(34,856)
Balance at December 31, 2021	12,558
Restructuring provision included in integration and reorganization costs	57,614
Cash payments	(40,399)
Balance at December 31, 2022	$29,773

Facility consolidation and other restructuring-related expenses

Facility consolidation and other restructuring-related expenses represent costs for consolidating operations, systems implementation, and outsourcing of corporate functions. The Company recorded facility consolidation charges and other restructuring-related costs by segment as follows:

	Year ended December 31,
In thousands	2022	2021	2020
Gannett Media	$15,130	$1,431	$5,197
Digital Marketing Solutions	674	1,389	343
Corporate and other (a)	14,556	29,993	53,894
Total	$30,360	$32,813	$59,434
(a) For the year ended December 31, 2020, includes $30.4 million related to the early termination of the Company's Former Management Agreement with FIG LLC.

Accelerated depreciation

The Company incurred accelerated depreciation, a component of Depreciation and amortization expense in the Consolidated statements of operations and comprehensive income (loss) related to the shortened useful life of assets due to the closing of print facilities and sale of property primarily at the Gannett Media segment, of $12.5 million, $15.3 million, and $49.6 million for the years ended December 31, 2022, 2021, and 2020, respectively.

NOTE 8 — Debt

The Company's debt consisted of the following:

	December 31, 2022				December 31, 2021
In millions	Principal balance	Unamortized original issue discount	Unamortized deferred financing costs	Carrying value	Principal balance	Unamortized original issue discount	Unamortized deferred financing costs	Carrying value
New Senior Secured Term Loan	$438.4	$(8.9)	$(1.9)	$427.6	$480.1	$(14.1)	$(2.7)	$463.3
2026 Senior Notes	345.2	(9.4)	(7.3)	328.5	400.0	(13.7)	(10.7)	375.6
2027 Notes	485.3	(81.2)	(1.7)	402.4	485.3	(93.2)	(2.0)	390.1
2024 Notes	3.3	—	—	3.3	3.3	—	—	3.3
Total debt	$1,272.2	$(99.5)	$(10.9)	$1,161.8	$1,368.7	$(121.0)	$(15.4)	$1,232.3
Less: Current portion of long-term debt	$(60.5)	$—	$—	$(60.5)	$(69.5)	$—	$—	$(69.5)
Non-current portion of long-term debt	$1,211.7	$(99.5)	$(10.9)	$1,101.3	$1,299.2	$(121.0)	$(15.4)	$1,162.8

New Senior Secured Term Loan

On October 15, 2021, Gannett Holdings LLC ("Gannett Holdings"), a wholly-owned subsidiary of the Company, entered into the New Senior Secured Term Loan in an original aggregate principal amount of $516.0 million with Citibank N.A., as collateral agent and administrative agent for the lenders. On January 31, 2022, Gannett Holdings entered into an amendment (the "Term Loan Amendment") to the New Senior Secured Term Loan to provide for new incremental senior secured term loans (the "Incremental Term Loans") in an aggregate principal amount of $50 million. The Incremental Term Loans have substantially identical terms as the New Senior Secured Term Loan and are treated as a single tranche with the New Senior Secured Term Loan. The Term Loan Amendment also amended the New Senior Secured Term Loan to transition the interest rate base from London Inter-bank Offered Rate ("LIBOR") to Adjusted Term Secured Overnight Financing Rate ("SOFR") and to permit the repurchase of up to $50 million of the Company's common stock, par value $0.01 per share (the "Common Stock") under the Stock Repurchase Program (defined below in Note 12 — Supplemental equity information) consummated on or prior to December 31, 2022, in addition to capacity for Gannett Holdings to make restricted payments, including stock repurchases, currently permitted under other provisions of the New Senior Secured Term Loan and our other debt facilities, including the 2026 Senior Notes Indenture and the 2027 Notes Indenture (terms defined below). During 2022, Gannett Holdings entered into two separate amendments to the New Senior Secured Term Loan to provide for incremental senior secured term loans totaling an aggregate principal amount of $30 million (collectively, the "Exchanged Term Loans"). The Exchanged Term Loans have substantially identical terms as the New Senior Secured Term Loan and Incremental Term Loans and are treated as a single tranche with the New Senior Secured Term Loan and the Incremental Term Loans.

The New Senior Secured Term Loan bears interest at a per annum rate equal to the Adjusted Term SOFR (which shall not be less than 0.50% per annum) plus a margin equal to 5.00% or an alternate base rate (which shall not be less than 1.50% per annum) plus a margin equal to 4.00%. Loans under the New Senior Secured Term Loan may be prepaid, at the option of Gannett Holdings, at any time without premium, except a premium equal to 1.00% of the aggregate principal amount of the loans being repaid in connection with certain refinancing or repricing events that reduce the all-in yield applicable to the loans and occur on or before October 15, 2022. In addition, we are required to repay the New Senior Secured Term Loan from time to time with (i) the proceeds of non-ordinary course asset sales and casualty and condemnation events, (ii) the proceeds of indebtedness not permitted under the New Senior Secured Term Loan, and (iii) the aggregate amount of cash and cash equivalents on hand at the Company and its restricted subsidiaries in excess of $100 million at the end of each fiscal year of the Company. The New Senior Secured Term Loan amortizes in equal quarterly installments, beginning June 30, 2022, at a rate equal to 10.00% per annum (or, if the ratio of debt secured on an equal basis with the New Senior Secured Term Loan less unrestricted cash of the Company and its restricted subsidiaries to Consolidated EBITDA (as such terms are defined in the New Senior Secured Term Loan ) (such ratio, the "First Lien Net Leverage Ratio"), for the most recently ended period of four consecutive fiscal quarters is equal to or less than 1.20 to 1.00, 5.00% per annum). All obligations under the New Senior Secured Term Loan are secured by all or substantially all of the assets of the Company and the wholly-owned domestic subsidiaries of the Company (the "New Senior Secured Term Loan Guarantors"). The obligations of Gannett Holdings under the New Senior Secured Term Loan are guaranteed on a senior secured basis by the Company and the New Senior Secured Term Loan Guarantors.

The New Senior Secured Term Loan contains usual and customary covenants for credit facilities of this type, including a requirement to have minimum unrestricted cash of $30 million as of the last day of each fiscal quarter, and restricts, among other things, our ability to incur debt, grant liens, sell assets, make investments and pay dividends, in each case with customary exceptions, including an exception that permits dividends and repurchases of outstanding junior debt or equity in (i) an amount of up to $25 million per fiscal quarter if the First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 2.00 to 1.00, (ii) an amount of up to $50 million per fiscal quarter if the First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 1.50 to 1.00, and (iii) an unlimited amount if First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 1.00 to 1.00. As of December 31, 2022, the Company was in compliance with all of the covenants and obligations under the New Senior Secured Term Loan.

As of December 31, 2022 and 2021, the New Senior Secured Term Loan was recorded at carrying value, which approximated fair value, in the Consolidated balance sheets and was classified as Level 2.

For the years ended December 31, 2022 and 2021, the Company recognized interest expense of $33.5 million and $6.0 million, respectively, and paid interest expense of $33.3 million and $6.0 million, respectively. For the years ended December 31, 2022 and 2021, the Company recognized amortization of original issue discount of $3.5 million and $0.8 million, respectively, and amortization of deferred financing costs of $0.7 million and $0.2 million, respectively. Additionally, during the years ended December 31, 2022 and 2021, the Company recognized losses on early extinguishment of debt of $2.2 million and $1.3 million, respectively, related to the write-off of original issue discount and deferred financing costs as a result of early prepayments on the New Senior Secured Term Loan.

For the year ended December 31, 2022, the Company made prepayments, inclusive of both mandatory and optional prepayments, totaling $121.7 million, which were classified as financing activities in the Consolidated statements of cash flows. As of December 31, 2022, the effective interest rate for the New Senior Secured Term Loan was 6.3%.

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

For the year ended December 31, 2022, the Company repurchased $54.8 million in aggregate principal amount of outstanding 2026 Senior Notes pursuant to privately negotiated agreements with certain holders of the 2026 Senior Notes. As part of these repurchases, we exchanged an aggregate principal amount equal to $30.0 million of the 2026 Senior Notes for

$30.0 million of new term loans under the New Senior Secured Term Loan. The repurchases were treated as an extinguishment of a portion of the 2026 Senior Notes, and as a result, for the year ended December 31, 2022, the Company recognized a net gain on the early extinguishment of debt of approximately $2.6 million, which includes write-offs of unamortized original issue discount and deferred financing costs.

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

The 2026 Senior Notes Indenture limits the Company and its restricted subsidiaries' ability to, among other things, make investments, loans, advances, guarantees and acquisitions; incur or guarantee additional debt and issue certain disqualified equity interests and preferred stock; make certain restricted payments, including a limit on dividends on equity securities or payments to redeem, repurchase or retire equity securities or other indebtedness; dispose of assets; create liens on assets to secure debt; engage in transactions with affiliates; enter into certain restrictive agreements; and consolidate, merge, sell or otherwise dispose of all or substantially all of their or the 2026 Senior Notes Guarantor's assets. These covenants are subject to a number of limitations and exceptions. The 2026 Senior Notes Indenture also contains customary events of default.

As of December 31, 2022 and 2021, the 2026 Senior Notes were recorded at carrying value in the Consolidated balance sheets. As of December 31, 2022, the carrying value of the 2026 Senior Notes did not approximate fair value. The 2026 Senior Notes were classified as Level 2, and based on unadjusted quoted prices in the active market obtained from third-party pricing services, the Company determined that the estimated fair value of the 2026 Senior Notes was $281.7 million as of December 31, 2022 and was primarily affected by fluctuations in market interest rates.

The unamortized original issue discount and deferred financing costs will be amortized over the remaining contractual life of the 2026 Senior Notes. For the years ended December 31, 2022 and 2021, the Company recognized interest expense of $22.3 million and $5.1 million, respectively, and paid interest expense of $23.9 million for the year ended December 31, 2022. We did not make interest payments in 2021 related to the 2026 Senior Notes. For the years ended December 31, 2022 and 2021, the Company recognized amortization of original issue discount of $2.7 million and $0.6 million, respectively, and amortization of deferred financing costs of $2.1 million and $0.5 million, respectively. The effective interest rate on the 2026 Senior Notes was 7.3% as of December 31, 2022.

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

Interest on the 2027 Notes is payable semi-annually in arrears. The 2027 Notes mature on December 1, 2027, unless earlier repurchased or converted. The 2027 Notes may be converted at any time by the holders into cash, shares of the Company's Common Stock or any combination of cash and Common Stock, at the Company's election. The initial conversion rate is 200 shares of Common Stock per $1,000 principal amount of the 2027 Notes, which is equal to a conversion price of $5.00 per share of Common Stock (the "Conversion Price").

In November 2021, the Company entered into separate, privately negotiated agreements with certain holders of our 2027 Notes and repurchased $11.8 million in aggregate principal amount of our outstanding 2027 Notes for $15.3 million in cash, including accrued interest. The repurchase was treated as an extinguishment of a portion of the 2027 Notes and as a result, for the year ended December 31, 2021, the Company recognized a loss on extinguishment of $0.8 million and a write-off of unamortized original issue discount of $2.3 million and an immaterial write-off of unamortized deferred financing costs. The repurchase of the 2027 Notes resulted in a $4.2 million reduction in Additional paid-in capital, net of tax, in the Consolidated balance sheets. The remaining 2027 Notes are convertible into 97.1 million shares of Common Stock, based on a conversion price of $5.00 per share.

The conversion rate is subject to customary adjustment provisions as provided in the 2027 Notes Indenture. In addition, the conversion rate will be subject to adjustment in the event of any issuance or sale of Common Stock (or securities convertible into Common Stock) at a price equal to or less than the Conversion Price in order to ensure that following such issuance or sale, the 2027 Notes would be convertible into approximately 42% (adjusted for repurchases and certain other events that reduce the outstanding amount of the 2027 Notes) of the Common Stock after giving effect to such issuance or sale (assuming the initial principal amount of the 2027 Notes remains outstanding). After giving effect to the repurchase of $11.8 million in aggregate principal amount of outstanding 2027 Notes during the year ended December 31, 2021, such percentage is approximately 41%.

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

Under the 2027 Notes Indenture, the Company can only pay cash dividends up to an agreed-upon amount, provided the ratio of consolidated debt to EBITDA (as such terms are defined in the 2027 Notes Indenture) does not exceed a specified ratio. In addition, the 2027 Notes Indenture provides that, at any time that the Company's Total Gross Leverage Ratio (as defined in the 2027 Notes Indenture) exceeds 1.5 and the Company approves the declaration of a dividend, the Company must offer to purchase a principal amount of 2027 Notes equal to the proposed amount of the dividend.

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

Upon issuance, the 2027 Notes were separated into two components: (i) a debt component and (ii) a derivative component. At that time, we determined that the conversion option was not clearly and closely related to the economic characteristics of the 2027 Notes, nor did the conversion option meet the scope exception related to contracts in an entity’s own equity as we did not have the ability to control whether the settlement of the conversion feature, if settled in full, would be in cash or shares due to the approval requirement to issue those shares. As a result, we concluded that the embedded conversion option must be separated from the debt liability, separately valued, and accounted for as a derivative liability.

As of December 31, 2022 and 2021, the debt component of the 2027 Notes was recorded at carrying value in the Consolidated balance sheets. The carrying value of the 2027 Notes reflected the balance of the unamortized discount related to the value of the conversion feature assessed at inception and did not approximate fair value as of December 31, 2022. The 2027 Notes were classified as Level 2, and based on unadjusted quoted prices in the active market obtained from third-party pricing services, the Company determined that the estimated fair value of the 2027 Notes was $353.7 million as of December 31, 2022, and was primarily affected by fluctuations in market interest rates and the price of the Company's Common Stock.

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

As of February 26, 2021, the date of reassessment, the estimated fair value of the derivative liability for the embedded conversion feature was $316.2 million which was reported within Convertible debt in the Consolidated balance sheets. The increase in the fair value of the derivative liability of $126.6 million at the date of reassessment and reclassification to Equity was due to the increase in our stock price, partially offset by the increase in the discount rate, and was recorded in earnings for the year ended December 31, 2021. The loss due to the revaluation of the derivative is not deductible for tax purposes. The assumptions used to determine the fair value as of February 26, 2021 were:

February 26, 2021
Annual volatility	70.0%
Discount rate	12.2%
Stock price	$4.95

The fair value of the equity component is classified as Level 3 because it was measured at fair value using a binomial lattice model using assumptions based on market information and historical data, and significant unobservable inputs. As of December 31, 2022 and December 31, 2021, the amount of the conversion feature recorded in Additional paid-in capital was $279.6 million.

The unamortized original issue discount and deferred financing costs will be amortized over the remaining contractual life of the 2027 Notes. For the years ended December 31, 2022 and 2021, the Company recognized interest expense of $29.1 million and $29.8 million, respectively, and paid interest expense of $29.1 million and $31.0 million, respectively. For the years ended December 31, 2022 and 2021, the Company recognized amortization of original issue discount of $12.1 million and $10.9 million, respectively, and amortization of deferred financing costs of $0.3 million and $0.2 million, respectively. The effective interest rate on the liability component of the 2027 Notes was 10.5% as of both December 31, 2022 and December 31, 2021.

For the year ended December 31, 2022, no shares were issued upon conversion, exercise, or satisfaction of the required conditions. Refer to Note 12 — Supplemental equity information for details on the convertible debt's impact to diluted earnings per share under the if-converted method.

Senior Convertible Notes due 2024

The $3.3 million principal value of the remaining 4.75% convertible senior notes due 2024 (the "2024 Notes") outstanding is reported as convertible debt in the Consolidated balance sheets. The effective interest rate on the 2024 Notes was 6.05% as of December 31, 2022. As of December 31, 2022 and 2021, the 2024 Notes were recorded at carrying value, which approximated fair value, in the Consolidated balance sheets and were classified as Level 2.

Future debt obligation payments

Future debt obligation payments for the year ended December 31, are as follows:

In millions	Principal payments
2023	$60.5
2024	63.8
2025	60.5
2026	602.1
2027	485.3
Thereafter	—
Total debt obligations	$1,272.2

NOTE 9 — Pensions and other postretirement benefit plans

We, along with our subsidiaries, sponsor various defined benefit retirement plans, including plans established under collective bargaining agreements. Our retirement plans include the Gannett Retirement Plan (the "GR Plan"), the Newsquest and Romanes Pension Schemes in the U.K. (the "U.K. Pension Plans"), the Newspaper Guild of Detroit Pension Plan, the George W. Prescott Publishing Company Pension Plan (the "GWP Plan") and the Times Publishing Company Defined Benefit Pension Plan (the "TPC Plan"). The GWP Plan was amended to freeze all future benefit accruals by December 31, 2008, except for a select group of union employees whose benefits were frozen in 2009, the GR Plan was amended to freeze all future benefit accruals by August 1, 2008, except for a select group of unions and the TPC Plan was frozen as of May 31, 2007, prior to the Company's acquisition of the TPC Plan.

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

The following table presents the change in the projected benefit obligation for the years ended December 31:

	Pension benefits		Postretirement benefits
In thousands	2022	2021	2022	2021
Projected benefit obligation at beginning of period	$3,003,324	$3,161,146	$64,038	$75,586
Service cost	1,754	2,064	77	89
Interest cost	71,733	68,139	1,770	1,758
Actuarial (gain) loss	(724,223)	(41,239)	(14,092)	(7,936)
Foreign currency translation	(107,930)	(7,182)	—	—
Benefits and expenses paid	(147,640)	(179,604)	(4,750)	(5,459)
Pension settlement	(454,838)	—	—	—
Projected benefit obligation at end of period	$1,642,180	$3,003,324	$47,043	$64,038

The following table presents the change in the fair value of plan assets for the years ended December 31, and the plans' funded status at December 31:

	Pension benefits		Postretirement benefits
In thousands	2022	2021	2022	2021
Fair value of plan assets at beginning of period	$3,218,953	$3,225,372	$—	$—
Actual return on plan assets	(792,302)	130,026	—	—
Employer contributions	18,140	52,161	4,750	5,459
Pension settlement	(454,838)	—	—	—
Benefits paid	(147,640)	(179,604)	(4,750)	(5,459)
Administrative expenses	—	—	—	—
Foreign currency translation	(121,503)	(9,002)	—	—
Fair value of plan assets at end of period	$1,720,810	$3,218,953	$—	$—
Funded status at end of period	78,630	215,629	(47,043)	(64,038)
Unrecognized actuarial (gain) loss	118,914	(75,280)	(16,154)	(2,652)
Unrecognized prior service cost	1,561	1,894	—	—
Net prepaid (accrued) benefit cost	199,105	142,243	(63,197)	(66,690)

Amounts recognized in the Consolidated balance sheets at December 31, are listed below:

	Pension benefits		Postretirement benefits
In thousands	2022	2021	2022	2021
Other assets	$87,909	$229,585	$—	$—
Accounts payable and accrued liabilities	332	332	5,280	5,725
Pension and other postretirement benefit obligations	8,947	13,624	41,763	58,313
Accumulated other comprehensive (loss) income	(120,475)	73,386	16,154	2,652
Net prepaid (accrued) benefit cost	$199,105	$142,243	$(63,197)	$(66,690)

Accumulated pension benefit obligations were $1.6 billion and $3.0 billion as of December 31, 2022 and 2021, respectively. For the Funded plans, the fair value of plan assets exceeds the projected benefit obligation and accumulated benefit obligation. For the Underfunded plans, the projected benefit obligation and accumulated benefit obligation exceed the fair value of plan assets. Information about funded and unfunded pension plans at December 31:

	Funded plans		Underfunded plans
In thousands	2022	2021	2022	2021
Projected benefit obligation	$1,584,658	$2,927,968	$57,522	$75,356
Accumulated benefit obligation	1,583,793	2,925,870	57,522	75,356
Fair value of plan assets	1,672,568	3,157,553	48,242	61,400

Net periodic benefit cost and amounts recognized in Other comprehensive income (loss)

The combined net pension and postretirement benefit recognized in the Consolidated statements of operations and comprehensive income (loss) was $57.1 million, $93.2 million and $69.4 million for the years ended December 31, 2022, 2021, and 2020, respectively.

The following table presents the components of net periodic benefit expense (benefit) at December 31, 2022, 2021 and 2020:

	Pension benefits			Postretirement benefits
In thousands	2022	2021	2020	2022	2021	2020
Components of net periodic benefit cost:
Operating expenses:
Service cost - benefits earned during the period	$1,754	$2,064	$2,618	$77	$89	$105
Non-operating expenses:
Interest cost on benefit obligations	71,733	68,139	82,581	1,770	1,758	2,315
Expected return on plan assets	(131,295)	(165,390)	(157,082)	—	—	—
Amortization of actuarial loss (gain)	89	152	102	(589)	(88)	(65)
Amortization of prior service costs	66	—	—	—	—	—
Pension settlement gain	(727)	—	—	—	—	—
Other adjustment	—	72	—	—	—	—
Total non-operating (benefit) expense	(60,134)	(97,027)	(74,399)	1,181	1,670	2,250
Total (benefit) expense for retirement plans	$(58,380)	$(94,963)	$(71,781)	$1,258	$1,759	$2,355
Other changes in plan assets and benefit obligations recognized in Other comprehensive income (loss):
Net actuarial loss (gain)	$199,374	$(5,875)	$(67,119)	$(14,092)	$(7,936)	$6,648
Amortization of net actuarial (loss) gain	(89)	(152)	(102)	589	88	65
Change in prior service cost	—	—	1,905	—	—	—
Amortization of prior service costs	(66)	—	—	—	—	—
Other adjustment	(5,283)	387	2,108	—	—	—
(Gain) loss recognized in Other comprehensive income (loss)	$193,936	$(5,640)	$(63,208)	$(13,503)	$(7,848)	$6,713

Assumptions

The following assumptions were used in connection with the Company's actuarial valuation of its pension plans and postretirement benefit obligations at December 31:

	Pension benefits		Postretirement benefits
	2022	2021	2022	2021
Weighted average discount rate	5.4%	2.6%	5.7%	3.0%
Rate of increase in future compensation levels (a)	2.0%	2.0%	N/A	N/A
Current year medical trend	N/A	N/A	6.5%	6.0%
Ultimate year medical trend	N/A	N/A	4.5%	4.5%
Year of ultimate trend	N/A	N/A	2031	2028
(a) Relates only to the Newspaper Guild of Detroit defined benefit pension plans.

The following assumptions were used to calculate the net periodic benefit cost for the Company's pension plans and postretirement benefit obligations at December 31, 2022, 2021 and 2020:

	Pension benefits			Postretirement benefits
	2022	2021	2020	2022	2021	2020
Weighted average discount rate	3.8%	2.2%	2.9%	3.0%	2.6%	3.3%
Rate of increase in future compensation levels (a)	2.0%	2.0%	2.0%	N/A	N/A	N/A
Weighted average expected return on assets	4.8%	5.3%	5.8%	N/A	N/A	N/A
Current year medical trend	N/A	N/A	N/A	6.0%	6.0%	6.0%
Ultimate year medical trend	N/A	N/A	N/A	4.5%	4.5%	4.5%
Year of ultimate trend	N/A	N/A	N/A	2028	2028	2025
(a) Relates only to the Newspaper Guild of Detroit defined benefit pension plans.

To determine the expected long-term rate of return on pension plan assets, the Company considers the current and expected asset allocations as well as historical and expected returns on various categories of plan assets, input from the actuaries and investment consultants, and long-term inflation assumptions. The expected allocation of pension plan assets is based on a diversified portfolio consisting of domestic and international equity securities and fixed income securities. This expected return is then applied to the fair value of plan assets. The Company amortizes experience gains and losses, including the effects of changes in actuarial assumptions and plan provisions, over a period equal to the average future service of plan participants or over the average remaining life expectancy of inactive participants. The Company updates the estimates used to measure the defined benefit pension assets and obligations annually or upon a remeasurement event.

The fiduciaries of the pension plans set investment policies and strategies for the pension trusts. Objectives include preserving the funded status of the plan and balancing risk against return.

The weighted average target asset allocation of our plans for 2023 and allocations at the end of 2022 and 2021, by asset category, are presented in the table below:

	Target allocation	Allocation of plan assets
	2023	2022	2021
Equity securities	21%	16%	21%
Debt securities	63%	60%	65%
Alternative investments(a)	16%	24%	14%
Total	100%	100%	100%
(a)Alternative investments include real estate, private equity and hedge funds.

Purchase of Pension Annuity Contract

On August 31, 2022, Gannett Media Corp., a wholly-owned subsidiary of the Company, as sponsor of the GR Plan, entered into an agreement pursuant to which the GR Plan used a portion of its assets to purchase annuities from two insurance companies (the "Insurers") and transferred approximately $450 million of the GR Plan's pension liabilities and related pension assets. As of August 31, 2022, this agreement irrevocably transferred to the Insurers future GR Plan benefit obligations for certain U.S. retirees and beneficiaries ("Participants") beginning with payments due to the Participants on November 1, 2022 (the "Effective Date") and Gannett Media Corp. has no financial responsibility for the Participants' benefits on or after such date. As of the Effective Date, the Insurers assumed responsibility for administrative and customer service support, including distribution of payments to the Participants. Participants' benefits were not reduced as a result of this transaction. As a result of this transaction, we were required to remeasure the related plan benefit obligations and assets as of August 31, 2022 reflecting the use of an updated discount rate. The plan remeasurement resulted in a decrease of $99.9 million to our net funded pension obligation, which included a decrease in benefit obligation of $281.8 million (primarily due to an increase in the discount rate from 2.95% at January 1, 2022 to 5.05%) and an incremental decrease in plan assets of $381.7 million. In addition, we recognized a noncash pension settlement gain of $0.7 million ($0.5 million after tax) for the GR Plan for the year ended December 31, 2022, which represented the accelerated recognition of actuarial gains that were included in accumulated other comprehensive income (loss) within stockholders' equity.

Contributions

We are contractually obligated to contribute to our pension and postretirement benefit plans. During the year ended December 31, 2022, we contributed $18.1 million and $4.8 million to our pension and other postretirement plans, respectively. Additionally, in response to the COVID-19 pandemic, our GR Plan in the U.S. deferred certain contractual contributions and negotiated a contribution payment plan of $5.0 million per quarter from December 31, 2020 through the end of June 30, 2022. Beginning with the quarter ended December 31, 2022, and ending with the quarter ending September 30, 2024, the GR Plan's appointed actuary will certify the GR Plan's funded status for each quarter (the "Quarterly Certification") in accordance with U.S. GAAP. If the GR Plan is less than 100% funded, the Company will make a $1.0 million contribution to the GR Plan no later than 60 days following the receipt of the Quarterly Certification, provided, however, that the Company's obligation to make additional contractual contributions will terminate the earlier of (a) the day following the date that a contractual contribution would be due for the quarter ending September 30, 2024, and (b) the date the Company has made a total of $5.0 million of contractual contributions subsequent to June 30, 2022.

Future contributions to our pension and postretirement benefit plans, which we are contractually obligated to contribute, are estimated to be $6.7 million in 2023. Contributions beyond 2023 are not estimated due to uncertainties regarding significant assumptions involved in estimating these contributions, such as interest rate levels, as well as the amount and timing of invested asset returns. These future contributions do not include additional contributions which may be required to meet IRS minimum funding standards as these contributions are subject to uncertainties regarding significant assumptions involved in their estimation such as interest rate levels as well as the amount and timing of invested asset returns.

Estimated Future Benefit Payments

We estimate making the following benefit payments, which reflect expected future service:

In thousands	Pension benefits	Postretirement benefits
2023	$137,927	$5,428
2024	137,563	5,205
2025	136,113	4,962
2026	134,499	4,700
2027	133,066	4,448
Thereafter	570,451	18,641

The amounts above exclude the participants' share of the benefit cost. We expect no subsidy benefits for 2023 and beyond.

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

The Company's participation in these plans for the year ended December 31, 2022, is outlined in the table below. The "EIN/Pension Plan Number" column provides the Employee Identification Number ("EIN") and the three-digit plan number. Unless otherwise noted, the two most recent Pension Protection Act zone statuses available are for the plans for the years ended December 31, 2022, and 2021, respectively. The zone status is based on information the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65% funded; plans in the orange zone are both (i) less than 80% funded and (ii) have an accumulated/expected funding deficiency in any of the next six plan years, net of any amortization extensions; plans in the yellow zone meet either one of the criteria mentioned in the orange zone; and plans in the green zone are at least 80% funded. The "FIP/RP Status Pending/Implemented" column indicates plans for which a financial improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject. The Company makes all required contributions to these plans as determined under the respective CBAs. For each of the plans listed below, the Company's contribution represented less than 5% of total contributions to the plan.

	EIN/Plan number	Zone status Year Ended		FIP/RP status pending/implemented	Contributions (In thousands)			Surcharge imposed	Expiration dates of CBAs
Pension Plan Name		December 31, 2022	December 31, 2021		2022	2021	2020
CWA/ITU Negotiated Pension Plan	13-6212879/001	Red	Red	Implemented	$276	$369	$393	No	March 30, 2024 and April 25, 2024
GCIU—Employer Retirement Benefit Plan(a)	91-6024903/001	Red	Red	Implemented	42	63	89	No	4/25/2024
The Newspaper Guild International Pension Plan(a)	52-1082662/001	Red	Red	Implemented	15	12	92	No	10/6/2021
IAM National Pension Plan(a) (b)	51-6031295/002	Red	Red	Implemented	177	188	173	No	January 6, 2024 and January 8, 2024
Teamsters Pension Trust Fund of Philadelphia and Vicinity(a)	23-1511735/001	Green as of Apr. 29, 2022	Yellow	N/A	1,249	1,098	1,218	N/A	6/2/2022
Central Pension Fund of the International Union of Operating Engineers and Participating Employers(a)	36-6052390/001	Green	Green as of Jan. 31, 2021	N/A	56	59	59	N/A	1/9/2024
Total					$1,815	$1,789	$2,024
(a)This plan has elected to utilize special amortization provisions provided under the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010.
(b)The trustees of this plan have voluntarily elected to put the fund in critical status to strengthen its funding position.

As of December 31, 2022, the total unpaid balance for the Company's withdrawal liabilities was approximately $44.9 million, which are payable over 16.2 years.

Defined contribution plans

Employees are immediately eligible to participate in the Gannett Media Corp. 401(k) Savings Plan (the "Gannett 401(k) Plan") and can elect to save up to 75% of compensation on a pre-tax basis, subject to IRS limitations. Effective January 1, 2021, employees covered under collective bargaining agreements are eligible to participate in the Gannett 401(k) Plan only if participation has been bargained, unless previously eligible in the New Media Investment Group Inc. Retirement Savings Plan (the "New Media 401(k) Plan"). The plan's matching formula is 100% of the first 4% of employee contributions and 50% on the next 2% of employee contributions. Matching contributions to the Gannett 401(k) Plan, with the exception of certain employees covered under collective bargaining agreements, were suspended in August 2020. Beginning on July 4, 2021 or July 5, 2021 (as applicable) matching contributions to the Gannett 401(k) Plan were reinstated with eligible pay. In addition, in October 2022, matching contributions to the Gannett 401(k) Plan, with the exception of certain employees covered under collective bargaining agreements, were suspended and have not resumed. For the years ended December 31, 2022, 2021, and 2020, the Company's matching contributions were $13.5 million, $8.2 million and $16.0 million, respectively.

NOTE 10 — Fair value measurement

In accordance with ASC 820, "Fair Value Measurement," fair value measurements are required to be disclosed using a three-tiered fair value hierarchy which distinguishes between assumptions based on market data (observable inputs) and the Company's own assumptions (unobservable inputs). Level 1 refers to fair values determined based on quoted prices in active markets for identical assets or liabilities, Level 2 refers to fair values estimated using significant other observable inputs and Level 3 includes fair values estimated using significant unobservable inputs.

As of December 31, 2022, and 2021, assets and liabilities recorded at fair value and measured on a recurring basis primarily consist of pension plan assets. As permitted by U.S. GAAP, we use net asset values ("NAV") as a practical expedient to determine the fair value of certain investments. These investments measured at NAV have not been classified in the fair value hierarchy.

The Company's debt is recorded on the Consolidated balance sheets at carrying value. Refer to Note 8 — Debt for additional discussion regarding fair value of the Company's debt instruments.

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). Assets held for sale (Level 3) are measured on a nonrecurring basis and are evaluated using executed purchase agreements, letters of intent or third-party valuation analyses when certain circumstances arise. The Company had assets held for sale of $8.4 million and $3.5 million as of December 31, 2022 and 2021, respectively. Any resulting asset impairment from the Company's annual goodwill and indefinite-lived intangible impairment assessment would require that the asset be recorded at its fair value. The resulting fair value measurements of the assets are considered to be Level 3 measurements. Refer to Note 6 — Goodwill and intangible assets for additional discussion regarding the annual impairment assessment.

The following table sets forth by level, within the fair value hierarchy, the fair values of assets related to the following pension plans: the (i) GWP Plan, (ii) TPC Plan, (iii) GR Plan, (iv) U.K. Pension Plans and (v) Newspaper Guild of Detroit Pension Plan as of December 31, 2022:

Pension Plan Assets and Liabilities as of December 31, 2022
In thousands	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$11,133	$2,392	$—	$13,525
Corporate common stock	111,351	—	—	111,351
Corporate and government bonds	—	246,555	—	246,555
Real estate	—	—	132,593	132,593
Interest in common/collective trusts:
Equities	23,762	252,718	—	276,480
Fixed income	19,078	613,986	—	633,064
Interest in 103-12 investment entities	—	—	—	—
Partnership/joint venture interests	—	—	166,184	166,184
Hedge funds	—	—	63,054	63,054
Other assets	—	—	2	2
Total plan assets at fair value excluding those measured at NAV	165,324	1,115,651	361,833	1,642,808
Instruments measured at NAV using the practical expedient:
Real estate funds				12,415
Interest in common/collective trusts:
Equities				—
Fixed income				21,547
Partnerships/joint ventures				48,927
Total plan assets at fair value				$1,725,697
Liabilities:
Other liabilities	$(2,381)	$(498)	$(2,008)	$(4,887)
Total plan liabilities at fair value	$(2,381)	$(498)	$(2,008)	$(4,887)

The following table sets forth a summary of changes in the fair value of the Level 3 pension plan assets for the year ended December 31, 2022:

		Actual return on plan assets
In thousands	Balance at beginning of year	Relating to assets still held at report date	Relating to assets sold during the period	Purchases	Sales	Settlements	Balance at end of year
Assets:
Real estate	$150,589	$(29,890)	$—	$18,819	$(6,925)	$—	$132,593
Partnership/joint venture interests	186,817	(9,315)	—	37,712	(31,648)	(17,382)	166,184
Hedge funds	100,828	2,226	—	—	—	(40,000)	63,054
Other assets	2	—	—	—	—	—	2
Total assets	$438,236	$(36,979)	$—	$56,531	$(38,573)	$(57,382)	$361,833
Liabilities:
Other liabilities	$2,008	$—	$—	$—	$—	$—	$2,008

There were no transfers between Levels 1 and 2 for the year ended December 31, 2022.

The following table sets forth by level, within the fair value hierarchy, the fair values of assets and liabilities related to the following pension plans: the (i) GWP Plan, (ii) TPC Plan, (iii) GR Plan, (iv) U.K. Pension Plans and (v) the Newspaper Guild of Detroit Pension Plan as of December 31, 2021:

Pension Plan Assets and Liabilities as of December 31, 2021
In thousands	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$21,829	$4,187	$—	$26,016
Corporate common stock	293,563	—	—	293,563
Corporate and government bonds	—	$337,785	—	337,785
Real estate	—	$—	150,589	150,589
Interest in common/collective trusts:
Equities	30,633	463,362	—	493,995
Fixed income	23,943	1,388,978	—	1,412,921
Interest in 103-12 investment entities	—	75,481	—	75,481
Partnership/joint venture interests	—	—	186,817	186,817
Hedge funds	—	—	100,828	100,828
Other assets	—	—	2	2
Total plan assets at fair value, excluding those measured at NAV	$369,968	$2,269,793	$438,236	$3,077,997
Assets measured at NAV using the practical expedient:
Real estate funds				11,856
Interest in common/collective trusts:
Equities				26,884
Fixed income				52,074
Partnership/joint venture interests				53,009
Total plan assets at fair value				$3,221,820
Liabilities:
Other liabilities	$(361)	$(498)	$(2,008)	$(2,867)
Total plan liabilities at fair value	$(361)	$(498)	$(2,008)	$(2,867)

The following table sets forth a summary of changes in the fair value of the Level 3 pension plan assets and liabilities for the year ended December 31, 2021:

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
•Investments in partnerships and joint venture interests classified in Level 3 are valued based on an assessment of each underlying investment, considering items such as expected cash flows, changes in market outlook and subsequent rounds of financing. These investments are included in Level 3 of the fair value hierarchy because exit prices tend to be unobservable and reliance is placed on the above methods. Most of the partnerships are general leveraged buyout funds, others include a venture capital fund, a fund formed to invest in special credit opportunities, an infrastructure fund and a real estate fund. Interest in partnership investments could be sold on the secondary market but cannot be redeemed. Instead, distributions are received as the underlying assets of the funds are liquidated. As of both December 31, 2022 and 2021, there were $4.0 million in unfunded commitments related to partnership/joint venture interests. One of the Plan's investments in partnerships and joint venture interests represents a limited partnership commingled fund valued using the net asset value as reported by the fund manager;
•Corporate bonds are a type of debt security issued by a corporation and are primarily valued using trades or quotes in secondary markets for that specific issue or similar security; and
•Investments in hedge funds consist of hedge funds whose strategy is to produce a return uncorrelated with market movements. This fund is classified as a Level 3 because its valuation is derived from unobservable inputs and a proprietary assessment of the underlying investments. Shares in the hedge funds are generally redeemable twice a year or on the last business day of each quarter with at least 60 days written notice subject to a potential 5% holdback.
We review appraised values, audited financial statements and additional information to evaluate fair value estimates from our investment managers and/or fund administrator.

NOTE 11 — Income taxes

The components of Loss before income taxes consist of the following:

	Year ended December 31,
In thousands	2022	2021	2020
Domestic	$(121,840)	$(152,796)	$(646,795)
Foreign	44,934	64,875	(59,052)
Total	$(76,906)	$(87,921)	$(705,847)

The Provision (benefit) for income taxes consists of the following:

	Year ended December 31,
In thousands	2022	2021	2020
Current:
Federal	$(3,579)	$579	$(6,896)
State and local	804	1,180	1,877
Foreign	1,575	1,521	1,744
Total current	(1,200)	3,280	(3,275)
Deferred:
Federal	(692)	27,842	(20,832)
State and local	(5,868)	1,663	(12,064)
Foreign	9,109	15,465	2,721
Total deferred	2,549	44,970	(30,175)
Provision (benefit) for income taxes	$1,349	$48,250	$(33,450)

The Provision (benefit) for income taxes varies from the federal statutory tax rate as a result of the following differences:

	Year ended December 31,
	2022	2021	2020
Federal statutory tax rate	21.0%	21.0%	21.0%
(Increase) decrease in taxes resulting from:
State and local income taxes, net of federal benefit	6.0	(3.0)	1.4
Debt refinancing	—	(30.2)	(2.5)
Change in valuation allowance	(30.9)	(40.6)	(9.2)
Non-deductible meals, entertainment, and other expenses	(0.5)	(2.3)	(0.3)
Capital loss carryforward	—	(1.6)	—
PPP Loan forgiveness	—	3.8	—
Global intangible low-taxed income	(4.6)	(5.8)	—
Branch income	1.2	1.6	0.1
Profit on non-qualifying land and buildings	0.1	2.4	(0.1)
Uncertain tax positions	(2.6)	(8.6)	(1.0)
Deduction for interest expense	8.5	8.4	0.9
Transaction costs	—	—	(0.1)
Goodwill Impairment	—	—	(5.5)
Effective tax rate	(1.8)%	NM	4.7%
NM indicates not meaningful.

Our effective tax rate for the year ended December 31, 2022 was a negative 1.8%. The tax provision was primarily impacted by the valuation allowances on non-deductible U.S. interest expense carryforwards, the global intangible low-taxed income inclusion, the release of uncertain tax positions in the U.S., and the reduction in the blended state tax rate, which were offset by the tax benefit of the pre-tax book loss.

Our effective tax rate for the year ended December 31, 2021 was not meaningful given the income tax provision associated with a loss before income taxes. The tax provision was primarily impacted by the derivative revaluation, which is nondeductible for federal tax purposes, the creation of valuation allowances on non-deductible interest expense carryforwards, and deemed income from global intangible low-taxed income inclusion, offset by the change in the deferred tax rate from 19% to 25% in the U.K. and the income tax impact of Paycheck Protection Program ("PPP") loan forgiveness.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the "Inflation Reduction Act"), which includes, among other provisions, changes to the U.S. corporate income tax system, including a 15% minimum tax based on "average adjusted financial statement income" exceeding $1 billion for any three consecutive years preceding the tax year and a 1% excise tax on net repurchases of stock in excess of $1 million after December 31, 2022. We do not anticipate a material financial impact from the Inflation Reduction Act during 2023.

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
In thousands	2022	2021
Deferred tax liabilities:
Fixed assets	$(13,850)	$(16,350)
Right of use asset	(61,366)	(80,033)
Convertible debt	(22,808)	(27,567)
Pension and other postretirement benefit obligations	—	(24,900)
Definite and indefinite lived intangible assets	(32,197)	(50,738)
Total deferred tax liabilities	$(130,221)	$(199,588)
Deferred tax assets:
Accrued compensation costs	15,507	12,796
Accrued liabilities	15,837	15,760
Disallowed interest	103,012	83,370
Goodwill	6,605	12,624
Pension and other postretirement benefit obligations	7,671	—
Partnership investments	4,491	301
Loss carryforwards	248,516	255,874
Lease liabilities	61,511	72,728
Other	22,309	24,065
Total deferred tax assets	$485,459	$477,518
Less: Valuation allowances	(300,059)	(274,343)
Total net deferred tax assets	$185,400	$203,175
Net deferred tax assets (liabilities)	$55,179	$3,587

In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the year ended December 31, 2022, the Company recorded $25.7 million of valuation allowances against its deferred tax assets. The net increase in the valuation allowance of $25.7 million is primarily due to changes in the U.S. disallowed interest expense carryforward of $19.6 million, an increase of $12.4 million related to acquisitions, a decrease related to currency translation adjustment of $5.0 million and other decreases in the valuation allowance of $1.3 million. The Company considered all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets was needed. The Company reached the conclusion it was appropriate to record a valuation allowance against a portion of its federal deferred tax assets in light of available evidence. We relied on evidence shown by reversing taxable temporary differences, as well as expectations of future taxable income with the appropriate tax character. During the year ended December 31, 2021, the Company recorded an additional $23.4 million of valuation allowances against its deferred tax assets. The increase in valuation allowance relates to non-deductible interest expense and capital loss carryforwards. The Company continues to maintain its existing valuation allowance against net deferred tax assets in many of its state and foreign jurisdictions as it is not believed to be more likely than not that its deferred tax assets will be realized in such jurisdictions.

The following table summarizes the activity related to our valuation allowance for deferred tax assets for the year ended December 31, 2022 (In thousands):

Balance at beginning of period	Additions/(reductions) charged to expenses	Additions/(reductions) for acquisitions/dispositions	Other additions to (deductions from) reserves	Foreign currency translation	Balance at end of period
$274,343	$18,347	$12,389	$—	$(5,020)	$300,059

The aforementioned valuation allowance relates to unamortizable intangible assets, nondeductible interest expense carryforwards, capital losses, state and foreign net operating losses and other tax attributes.

As of December 31, 2022, the Company had $561.5 million of Federal net operating loss ("NOL") carryforwards, $430.5 million of Federal disallowed business interest expense carryforwards, $1.041 billion of apportioned state NOL carryforwards and $235.0 million of foreign net NOL carryforwards. Additionally, as of December 31, 2022, the Company had $5.6 million of other business tax credits, $0.3 million of foreign tax credits, $5.0 million of state credits and $41.6 million of foreign capital loss carryforwards. The Federal NOL carryforwards begin to expire in 2032 and the state NOL carryforwards began to expire in 2023. The foreign NOLs begin to expire in 2030. The tax credits begin to expire in 2023. A portion of the NOL's are subject to the limitations of the Internal Revenue Code Section 382. This section provides limitation on the availability of NOL carryforwards to offset its income if a corporation undergoes an "ownership change", generally defined as a greater than 50% change in its equity ownership over a three-year period. The most recent analysis of our historical ownership change was completed through December 31, 2022. Based on the analysis, we do not anticipate a current limitation on tax attributes.

The following table summarizes the activity related to unrecognized tax benefits, excluding the federal tax benefit of state tax deductions:

	Year ended December 31,
In thousands	2022	2021	2020
Change in unrecognized tax benefits:
Balance at beginning of year	$46,082	$40,885	$34,074
Additions based on tax positions related to the current year	5,411	6,574	6,617
Additions for tax positions of prior years	—	607	1,611
Reductions for tax positions of prior years	(2,664)	(1,984)	(1,417)
Reductions due to lapsed statutes of limitations	(2,264)	—	—
Foreign currency translation	(2,868)	—	—
Balance at end of year	$43,697	$46,082	$40,885

At December 31, 2022, the Company's uncertain tax positions of $43.3 million, if recognized, would impact the effective tax rate. It is reasonably possible that further adjustments to our unrecognized tax benefits may be made within the next twelve months due to audit settlements and regulatory interpretations of existing tax laws. At this time, an estimate of potential change to the amount of unrecognized tax benefits cannot be made. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. At December 31, 2022 and 2021, the accrual for uncertain tax positions included $3.9 million and $3.7 million of interest and penalties, respectively.

The Company files a federal consolidated income tax return for which the statute of limitations remains open for the 2019 tax year and subsequent years. U.S. state jurisdictions have statute of limitations generally ranging from 3 to 6 years. The federal income tax returns for calendar years 2015-2017 for Legacy Gannett are under federal audit. The U.K. income tax returns for calendar years 2018-2020 for Newsquest Capital Ltd. are under audit. The statute of limitations for the Company's U.K. income tax return remains open for tax years for 2020 and forward.

NOTE 12 — Supplemental equity information

Loss per share

The following table sets forth the information to compute basic and diluted loss per share:

	Year ended December 31,
In thousands, except per share data	2022	2021	2020
Net loss attributable to Gannett	$(78,002)	$(134,962)	$(670,479)

Basic weighted average shares outstanding	136,903	134,783	131,742
Diluted weighted average shares outstanding	136,903	134,783	131,742

The Company excluded the following securities from the computation of diluted income per share because their effect would have been antidilutive:

	Year ended December 31,
In thousands	2022	2021	2020
Warrants	845	845	845
Stock options	6,068	6,068	6,068
Restricted stock grants (a)	8,616	9,854	7,694
2027 Notes (b)	97,057	98,168	27,482
(a)Includes Restricted stock awards ("RSA"), Restricted stock units ("RSU") and Performance stock units ("PSU").
(b) Represents the total number of shares that would be convertible at December 31, 2022 and 2021 as stipulated in the 2027 Notes Indenture. The amount for the year ended December 31, 2021 reflects the adjustment for the weighted average impact of the repurchase of $11.8 million aggregate principal of 2027 Notes as described below.

The 2027 Notes may be converted at any time by the holders into cash, shares of the Company's Common Stock or any combination of cash and Common Stock, at the Company's election. In November 2021, the Company entered into separate, privately negotiated agreements with certain holders of our 2027 Notes and repurchased $11.8 million aggregate principal of outstanding 2027 Notes. Conversion of all of the 2027 Notes into Common Stock (assuming the maximum increase in the conversion rate as a result of a Make-Whole Fundamental Change but no other adjustments to the conversion rate), would result in the issuance of an aggregate of 287.2 million shares of Common Stock. The Company has excluded approximately 190.1 million shares from the loss per share calculation, representing the difference between the total number of shares that would be convertible at December 31, 2022 and the total number of shares issuable assuming the maximum increase in the conversion rate.

Share-based compensation

Share-based compensation expense was $16.8 million, $18.4 million and $26.4 million for the years ended December 31, 2022, 2021, and 2020, respectively. Total compensation cost not yet recognized related to non-vested awards as of December 31, 2022 was $26.4 million, which is expected to be recognized over a weighted average period of 1.9 years through November 2024.

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

The following table outlines RSA activity:

	Year ended December 31,
	2022		2021		2020
	Number of RSAs (In thousands)	Weighted- average grant date fair value	Number of RSAs (In thousands)	Weighted- average grant date fair value	Number of RSAs (In thousands)	Weighted- average grant date fair value
Unvested at beginning of year	6,949	$4.32	5,181	$3.39	317	$14.61
Granted	7,427	4.29	4,100	5.29	6,781	3.35
Vested	(2,633)	4.63	(1,956)	3.80	(1,280)	5.72
Forfeited	(3,127)	3.75	(376)	4.76	(637)	3.90
Unvested at end of year	8,616	$4.40	6,949	$4.32	5,181	$3.39

As of December 31, 2022, the aggregate intrinsic value of unvested RSAs was $17.5 million.

Restricted stock units ("RSUs") generally vest in equal annual installments over a three-year period subject to the participants' continued employment with the Company and we recognize compensation costs for these awards based on the fair market value of the award as of the grant date. There were no RSUs granted during the years ended December 31, 2022 and 2021. Performance stock units ("PSUs") are subject to the achievement of certain performance goals over the eligible period. Compensation cost ultimately recognized for these PSUs will equal the grant-date fair market value of the unit that coincides with the actual outcome of the performance conditions. On an interim basis, we record compensation cost based on the expected level of achievement of the performance conditions.

The following table outlines RSU and PSU activity:

	Year ended December 31,
	2022		2021		2020
	Number of RSUs & PSUs (In thousands)	Weighted- average grant date fair value	Number of RSUs & PSUs (In thousands)	Weighted- average grant date fair value	Number of RSUs & PSUs (In thousands)	Weighted- average grant date fair value
Unvested at beginning of year	2,905	$4.05	2,513	$6.28	7,368	$6.28
Granted	332	4.63	2,000	3.04	282	0.90
Vested	(1,905)	4.58	(1,576)	6.28	(4,713)	6.27
Forfeited and canceled (a)	(332)	4.63	(32)	6.28	(424)	2.81
Unvested at end of year	1,000	$3.04	2,905	$4.05	2,513	$6.28
(a) For the year ended December 31, 2022, includes 0.3 million of PSUs granted during the year that were canceled as the achievement of certain performance goals were not met during the eligible period.

As of December 31, 2022, the aggregate intrinsic value of unvested RSUs and PSUs was $2.0 million.

Stock options

As of December 31, 2022, FIG LLC, the former manager of the Company, held 6,068 thousand stock options outstanding, all of which are exercisable and had a weighted-average grant date fair value, weighted-average exercise price and weighted-average remaining contractual term of $1.78, $13.97 and 5.2 years, respectively.

Rights Agreement

On April 6, 2020, the Company's Board of Directors adopted a stockholder rights plan in the form of a Section 382 Rights Agreement ("Rights Agreement") to preserve and protect the Company's income tax net operating loss carryforwards ("NOLs") and other tax assets. The Rights Agreement was approved by the Company's stockholders on June 7, 2021 at the 2021 annual meeting of stockholders. As of December 31, 2022, the Company had approximately $561.5 million of NOLs available which could be used in certain circumstances to offset future federal taxable income.

Under the Rights Agreement, the Company's Board of Directors declared a non-taxable dividend of one preferred share purchase right for each outstanding share of Common Stock. The rights will be exercisable only if a person or group acquires 4.99% or more of Gannett's Common Stock. Gannett's existing stockholders that beneficially own in excess of 4.99% of the Common Stock are "grandfathered in" at their current ownership level and the rights then become exercisable if any of those stockholders acquire an additional 0.5% or more of Common Stock of the Company. If the rights become exercisable, all holders of rights, other than the person or group triggering the rights, will be entitled to purchase Gannett Common Stock at a 50% discount or Gannett may exchange each right held by such holders for one share of Common Stock. Rights held by the person or group triggering the rights will become void and will not be exercisable. The Company's Board of Directors has the discretion to exempt any person or group from the provisions of the Rights Agreement.

The Rights Agreement will continue in effect until April 5, 2023. The Company's Board of Directors has the ability to terminate the plan if it determines that doing so would be in the best interest of the Company's stockholders. The rights may also expire at an earlier date if certain events occur, as described more fully in the Rights Agreement filed by the Company with the Securities and Exchange Commission.

Preferred stock

The Company has authorized 300,000 shares of preferred stock, par value $0.01 per share, issuable in one or more series designated by the Company's Board of Directors, of which 150,000 shares have been designated as Series A Junior Participating Preferred Stock, none of which are outstanding. There were no issuances of preferred stock during the year ended December 31, 2022.

Stock Repurchase Program

On February 1, 2022, the Company's Board of Directors authorized the repurchase of up to $100 million (the "Stock Repurchase Program") of the Company's Common Stock. Repurchases may be made from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or by means of one or more tender offers, in each case, as permitted by securities laws and other legal requirements. The amount and timing of the purchases, if any, will depend on a number of factors including, but not limited to, the price and availability of the Company's shares, trading volume, capital availability, Company performance and general economic and market conditions. The Stock Repurchase Program may be suspended or discontinued at any time. Further, future repurchases under our Stock Repurchase Program may be subject to various conditions under the terms of our various debt instruments and agreements, unless an exception is available or we obtain a waiver or similar relief.

During the year ended December 31, 2022, we repurchased 800 thousand shares of Common Stock under the Stock Repurchase Program for approximately $3.1 million, excluding commissions. As of December 31, 2022, the remaining authorized amount under the Stock Repurchase Program was approximately $96.9 million. The Company does not currently anticipate repurchasing any shares of Common Stock during 2023.

Accumulated other comprehensive (loss) income

The following tables summarize the components of, and the changes in, Accumulated other comprehensive (loss) income, net of tax:

In thousands	Pension and postretirement benefit plans	Foreign currency translation	Total
Balance at December 31, 2019	$936	$7,266	$8,202
Other comprehensive income before reclassifications	39,479	2,466	41,945
Amounts reclassified from accumulated other comprehensive income (a) (b)	26	—	26
Net current period other comprehensive income, net of taxes	39,505	2,466	41,971
Balance at December 31, 2020	$40,441	$9,732	$50,173
Other comprehensive income (loss) before reclassifications	10,382	(604)	9,778
Amounts reclassified from accumulated other comprehensive income (a) (b)	47	—	47
Net current period other comprehensive income (loss), net of taxes	10,429	(604)	9,825
Balance at December 31, 2021	$50,870	$9,128	$59,998
Other comprehensive loss before reclassifications	(136,352)	(24,008)	(160,360)
Amounts reclassified from accumulated other comprehensive loss (a) (b) (c)	(869)	—	(869)
Net current period other comprehensive loss, net of taxes	(137,221)	(24,008)	(161,229)
Balance at December 31, 2022	$(86,351)	$(14,880)	$(101,231)
(a)Accumulated other comprehensive income (loss) component represents amortization of actuarial loss and is included in the computation of net periodic benefit cost. See Note 9 — Pensions and other postretirement benefit plans.
(b) Amounts reclassified from accumulated other comprehensive income (loss) are recorded net of tax impacts of $0.3 million, $0.02 million, and $0.01 million for the years ended December 31, 2022, 2021, and 2020, respectively.
(c) Amounts reclassified from accumulated other comprehensive income (loss) include a net pension settlement gain of $0.7 million ($0.5 million, net of tax) for the year ended December 31, 2022. See Note 9 — Pensions and other postretirement benefit plans.

NOTE 13 — Commitments, contingencies and other matters

Legal Proceedings

The Company is and may become involved from time to time in legal proceedings in the ordinary course of its business, including but not limited to matters such as libel, invasion of privacy, intellectual property infringement, wrongful termination actions, complaints alleging employment discrimination, and regulatory investigations and inquiries. In addition, the Company is involved from time to time in governmental and administrative proceedings concerning employment, labor, environmental, and other claims. Insurance coverage mitigates potential loss for certain of these matters. Historically, such claims and proceedings have not had a material adverse effect on the Company's consolidated results of operations or financial position.

We are also defendants in judicial and administrative proceedings involving matters incidental to our business. Although the Company is unable to predict with certainty the eventual outcome of any litigation, regulatory investigation or inquiry, in the opinion of management, the Company does not expect its current and any threatened legal proceedings to have a material adverse effect on the Company's business, financial position or consolidated results of operations. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on the Company's financial results.

Other

Purchase obligations

We have future expected purchase obligations, in the normal course of operations, of $407.6 million related to printing contracts, digital licenses and IT services, professional services, interactive marketing agreements, and other legally binding commitments. Amounts which we are liable for under purchase orders outstanding at December 31, 2022, are reflected in the Consolidated balance sheets as Accounts payable and are excluded from the amounts referred to above.

Self-insurance

We are self-insured for most of our employee medical coverage and for our casualty, general liability, and libel coverage (subject to a cap above which third-party insurance is in place). The liabilities, which are reflected in Accounts payable and Other long-term liabilities in the Consolidated balance sheets, are established on an actuarial basis with the advice of consulting actuaries and totaled $51.1 million and $55.4 million as of December 31, 2022 and 2021, respectively.

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
•Digital Marketing Solutions, is comprised of our digital marketing services companies under the brand LocaliQ. The results of this segment include Advertising and marketing services revenues through multiple services, including search advertising, display advertising, search optimization, social media, website development, web presence products, customer relationship management, and software-as-a-service solutions.

In addition to the reportable segments above, we have a Corporate and other category that includes activities not directly attributable to a specific segment. This category primarily consists of broad corporate functions, including legal, human resources, accounting, finance and marketing, as well as other general business costs.

In the ordinary course of business, our reportable segments enter into transactions with one another. While intersegment transactions are treated like third-party transactions to determine segment performance, the revenues and expenses recognized by the segment that is the counterparty to the transaction are eliminated in consolidation and do not affect consolidated results.

The CODM uses Adjusted EBITDA and Adjusted EBITDA margin to evaluate the performance of the segments and allocate resources. Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial performance measures we believe offer a useful view of the overall operation of our businesses and may be different than similarly-titled measures used by other companies. We define Adjusted EBITDA as Net loss attributable to Gannett before (1) Income tax expense (benefit), (2) Interest expense, (3) Gains or losses on the early extinguishment of debt, (4) Non-operating pension income, (5) Loss on convertible notes derivative, (6) Depreciation and amortization, (7) Integration and reorganization costs, (8) Other operating expenses, including third-party debt expenses and acquisition costs, (9) Asset impairments, (10) Goodwill and intangible impairments, (11) Gains or losses on the sale or disposal of assets, (12) Share-based compensation, and (13) certain other non-recurring charges. We define Adjusted EBITDA margin as Adjusted EBITDA divided by total Operating revenues.

Management considers Adjusted EBITDA and Adjusted EBITDA margin to be important metrics to evaluate and compare the ongoing operating performance of our segments on a consistent basis across reporting periods as they eliminate the effect of items that we do not believe are indicative of each segment's core operating performance.

The following tables present our segment information:

In thousands	Gannett Media	Digital Marketing Solutions	Corporate and other	Intersegment Eliminations	Consolidated
Year ended December 31, 2022
Advertising and marketing services - external sales	$1,027,254	$468,883	$—	$—	$1,496,137
Advertising and marketing services - intersegment sales	143,456	—	—	(143,456)	—
Circulation	1,084,637	—	—	—	1,084,637
Other	359,089	—	5,440	—	364,529
Total operating revenues	$2,614,436	$468,883	$5,440	$(143,456)	$2,945,303

Adjusted EBITDA (non-GAAP basis)	$247,675	$57,580	$(47,972)	$—	$257,283
Adjusted EBITDA margin (non-GAAP basis)	9.5%	12.3%	NM	NM	8.7%

Year ended December 31, 2021
Advertising and marketing services - external sales	$1,207,881	$441,394	$1,886	$—	$1,651,161
Advertising and marketing services - intersegment sales	129,322	—	—	(129,322)	—
Circulation	1,249,669	—	5	—	1,249,674
Other	299,863	905	6,480	—	307,248
Total operating revenues	$2,886,735	$442,299	$8,371	$(129,322)	$3,208,083

Adjusted EBITDA (non-GAAP basis)	$433,973	$50,960	$(51,221)	$—	$433,712
Adjusted EBITDA margin (non-GAAP basis)	15.0%	11.5%	NM	NM	13.5%

Year ended December 31, 2020
Advertising and marketing services - external sales	$1,295,158	$411,940	$3,146	$—	$1,710,244
Advertising and marketing services - intersegment sales	114,342	—	—	(114,342)	—
Circulation	1,391,983	—	13	—	1,391,996
Other	278,964	16,665	7,801	—	303,430
Total operating revenues	$3,080,447	$428,605	$10,960	$(114,342)	$3,405,670

Adjusted EBITDA (non-GAAP basis)	$459,195	$24,361	$(69,661)	$—	$413,895
Adjusted EBITDA margin (non-GAAP basis)	14.9%	5.7%	NM	NM	12.2%
NM indicates not meaningful.

The following table presents our reconciliation of Net loss attributable to Gannett to Adjusted EBITDA and Net loss attributable to Gannett margin to Adjusted EBITDA margin:

	Year ended December 31,
In thousands	2022	2021	2020
Net loss attributable to Gannett	$(78,002)	$(134,962)	$(670,479)
Provision (benefit) for income taxes	1,349	48,250	(33,450)
Interest expense	108,366	135,748	228,513
(Gain) loss on early extinguishment of debt	(399)	48,708	43,760
Non-operating pension income	(58,953)	(95,357)	(72,149)
Loss on convertible notes derivative	—	126,600	74,329
Depreciation and amortization	182,022	203,958	263,819
Integration and reorganization costs	87,974	49,284	145,731
Other operating expenses	1,892	20,952	11,152
Asset impairments	1,056	3,976	11,029
Goodwill and intangible impairments	—	—	393,446
(Gain) loss on sale or disposal of assets, net	(6,883)	17,208	(5,680)
Share-based compensation expense	16,751	18,439	26,350
Other items	2,110	(9,092)	(2,476)
Adjusted EBITDA (non-GAAP basis)	$257,283	$433,712	$413,895
Net loss attributable to Gannett margin	(2.6)%	(4.2)%	(19.7)%
Adjusted EBITDA margin (non-GAAP basis)	8.7%	13.5%	12.2%

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

NOTE 15 — Subsequent events

In February 2023, we entered into a privately negotiated agreement with a holder of 2026 Senior Notes to repurchase $6.1 million in aggregate principal amount of outstanding 2026 Senior Notes at a discount to par value. As a result of this transaction, we expect to recognize a gain on the early extinguishment of debt of approximately $0.9 million during the first quarter of 2023, which would include the write-off of unamortized original issue discount and deferred financing costs of approximately $0.3 million.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rule and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company's management to allow timely decisions regarding the required disclosure.

Management's Report on Internal Control Over Financial Reporting

Management's report on internal control over financial reporting and the attestation report of our independent registered public accounting firm on our internal control over financial reporting are set forth in Item 8 of this Annual Report on Form 10-K and are incorporated by reference herein.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's fourth quarter of the fiscal year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information captioned "Information Concerning our Director Nominees" under the heading "Proposal No. 1 Election of Directors," the information captioned "Named Executive Officers" under the heading "Compensation Discussion and Analysis," and the information captioned "Statement on Corporate Governance," "Board and Committee Meetings," "Audit Committee," and "Nominating and Corporate Governance Committee" under the heading "Environmental, Social and Governance Matters" in our 2023 proxy statement is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION

The information under the headings "Compensation Discussion and Analysis," "Compensation Committee Report," "CEO Pay Ratio," and "Pay Versus Performance" in our 2023 proxy statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information captioned "Equity Compensation Plan Information" under the heading "Compensation Discussion and Analysis" and the information under the heading "Common Stock Ownership of Certain Beneficial Owners and Management" in our 2023 proxy statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information captioned "Determination of Director and Director Nominee Independence" under the heading "Environmental, Social and Governance Matters" and the information under the heading "Related Persons Transactions" in our 2023 proxy statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the heading "Proposal No. 2 Ratification of the Appointment of Ernst & Young LLP as our Independent Registered Public Accounting Firm" in our 2023 proxy statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)Financial Statements, Financial Statement Schedules and Exhibits.
(1)Financial Statements.
As listed in the Index to Financial Statements and Supplementary Data on page 64.
(2)Financial Statement Schedules.
All schedules are omitted as the required information is not applicable or the information is presented in the Consolidated financial statements or related notes.
(3)Exhibits.

Exhibit Number	Exhibit	Location

2.1	Agreement and Plan of Merger, dated as of August 5, 2019, by and among New Media Investment Group Inc., Gannett Co., Inc., Arctic Holdings LLC and Arctic Acquisition Corp.	Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed August 6, 2019.
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of October 29, 2019, by and among New Media Investment Group Inc., Gannett Co., Inc., Arctic Holdings LLC and Arctic Acquisition Corp.	Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed October 30, 2019.
3.1	Amended and Restated Certificate of Incorporation of the Company.	Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q, filed August 2, 2018.
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company.	Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed November 20, 2019.
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of Gannett Co., Inc.	Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed April 7, 2020.
3.4	Amended and Restated Bylaws of the Company.	Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed November 20, 2019.
4.1	Indenture (including Form of Note) with respect to 4.750% Convertible Senior Notes due 2024, dated as of April 9, 2018, between Gannett Co., Inc. and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to Legacy Gannett's Current Report on Form 8-K, filed April 9, 2018.
4.2	First Supplemental Indenture, dated as of November 19, 2019, by and among Gannett Co., Inc., New Media Investment Group Inc., and U.S. Bank National Association.	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed November 20, 2019.
4.3
Indenture with respect to 6.000% Convertible Senior Secured Notes due 2027, dated as of November 17, 2020, by and between Gannett Co., Inc., the Subsidiary Guarantors from time to time party thereto and U.S. Bank National Association, as a Trustee.
Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed November 18, 2020.
4.4	First Supplemental Indenture, dated as of December 21, 2020, by and between Gannett Co., Inc., the Subsidiary Guarantors from time to time party thereto and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed December 22, 2020.
4.5	Second Supplemental Indenture, dated as of February 9, 2021, by and between Gannett Co., Inc., the Subsidiary Guarantors from time to time party thereto and U.S. Bank National Associations, as trustee.	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed February 12, 2021.
4.6	Fourth Supplemental Indenture, dated as of January 31, 2022, by and among Gannett Co., Inc., the Subsidiary Guarantors from time to time party thereto and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed February 4, 2022.

4.7
Indenture with respect to 6.000% First Lien Notes due 2026, dated as of October 15, 2021, by and among Gannett Co., Inc., Gannett Holdings LLC, the Guarantors from time to time party thereto, U.S. Bank National Association, as trustee, and U.S. Bank National Association, as collateral agent, registrar, paying agent and authenticating agent.
Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed October 18, 2021.
4.8	Global Warrant Certificate of New Media Investment Group Inc. (amended).	Attached as Exhibit A to the Amended and Restated Warrant Agreement filed as Exhibit 10.39 hereto.
4.9	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended.	Incorporated by reference to Exhibit 4.7 to the Company's Annual Report on Form 10-K, filed February 26, 2021.
4.10	Section 382 Rights Agreement, dated as of April 6, 2020, by and between Gannett Co., Inc. and American Stock Transfer & Trust Company LLC, as Rights Agent.	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed April 7, 2020.
10.1	Credit Agreement, dated as of November 19, 2019, by and among Gannett Co., Inc., Gannett Holdings LLC, each person listed as a guarantor on the signature pages thereto, the lenders from time to time party thereto and Cortland Capital Market Services LLC, as collateral agent and administrative agent.	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed November 20, 2019.
10.2	Amendment No. 1, dated as of December 9, 2019, to the Credit Agreement, by and among Gannett Co., Inc., Gannett Holdings LLC, each person listed as a guarantor on the signature pages thereto, the lenders from time to time party thereto and Cortland Capital Market Services LLC, as collateral agent and administrative agent.	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed May 7, 2020.
10.3	Amendment No. 2, dated as of April 6, 2020, to the Credit Agreement, by and among Gannett Co., Inc., Gannett Holdings LLC, each person listed as a guarantor on the signature pages thereto, the lenders from time to time party thereto and Cortland Capital Market Services LLC, as collateral agent and administrative agent.	Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, filed May 7, 2020.
10.4	Amendment No. 3, dated as of October 30, 2020, to the Credit Agreement, by and among Gannett Co., Inc., Gannett Holdings LLC, each Guarantor party thereto, the lenders from time to time party thereto and Alter Domus Products Corp., as collateral and administrative agent.	Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K, filed February 26, 2021.
10.5
Amendment No. 4, dated as of November 17, 2020, to the Credit Agreement, by and among Gannett Co., Inc., Gannett Holdings LLC, each Guarantor party thereto, the Lenders from time to time party thereto and Alter Domus Products Corp., as collateral and administrative agent.
Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed November 18, 2020.
10.6
Amendment No. 5, dated as of December 21, 2020, to the Credit Agreement, by and among Gannett Co., Inc., Gannett Holdings LLC, each Guarantor party thereto, the lenders party thereto and Alter Domus Products Corp., as administrative agent and collateral agent.
Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed December 22, 2020.
10.7	Form of Registration Rights Agreement between New Media Investment Group Inc. and Omega Advisors, Inc. and its affiliates	Incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form 10/A (File No. 001-36097), filed November 8, 2013.
10.8	Registration Rights Agreement, dated as of November 19, 2019, by and among Gannett Co., Inc., FIG LLC and such other persons from time to time party thereto.	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed November 20, 2019.

10.9	Amendment No. 1 to Registration Rights Agreement, dated as of November 17, 2020, by and among Gannett Co., Inc. and FIG LLC.	Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed November 18, 2020.
10.10	Amended and Restated Management and Advisory Agreement, dated August 5, 2019, between New Media Investment Group Inc. and FIG LLC.	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed August 6, 2019.
10.11	Termination Agreement, dated as of December 21, 2020, by and between Gannett Co., Inc. and FIG LLC.	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed December 22, 2020.
10.12	2020 Omnibus Incentive Compensation Plan, adopted as of February 26, 2020.*	Incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K, filed March 2, 2020.
10.13	Amendment No. 1 to 2020 Omnibus Incentive Compensation Plan.*	Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed December 28, 2020.
10.14	Form of Nonqualified Stock Option Agreement between New Media Investment Group Inc. and Fortress Operating Entity I LP.*	Incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K, filed March 19, 2014.
10.15	Form of Nonqualified Stock Option Agreement between New Media Investment Group Inc. and Fortress Operating Entity I LP.	Attached as Exhibit A to the Amended and Restated Management and Advisory Agreement filed as Exhibit 10.10 hereto.
10.16	Form of Gannett Co., Inc. Director Restricted Stock Award Agreement (2020 Omnibus Incentive Compensation Plan, as amended).*	Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K, filed February 26, 2021.
10.17	Gannett Co., Inc. Form of Employee Restricted Stock Grant Agreement (2020 Omnibus Incentive Compensation Plan, as amended).*	Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K, filed February 26, 2021.
10.18	Form of Gannett Co., Inc. Employee Performance Restricted Stock Unit Grant Agreement (2020 Omnibus Incentive Compensation Plan, as amended).*	Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed May 5, 2022.
10.19	2015 Omnibus Incentive Compensation Plan.*	Incorporated by reference to Exhibit 4.1 to Legacy Gannett's Registration Statement on Form S-3, filed June 29, 2015.
10.20	Amendment No. 1 to 2015 Omnibus Incentive Compensation Plan.*	Incorporated by reference to Exhibit 10.1 to Legacy Gannett's Current Report on Form 8-K, filed May 11, 2017.
10.21	Amendment No. 2 to 2015 Omnibus Incentive Compensation Plan.*	Incorporated by reference to Exhibit 10.1 to Legacy Gannett's Current Report on Form 8-K, filed May 9, 2018.
10.22	Form of Gannett Co., Inc. Director Restricted Stock Award Agreement (2015 Omnibus Incentive Compensation Plan, as amended).*	Incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K, filed February 26, 2021.
10.23	Form of Executive Officer Restricted Stock Unit Award Agreement (2015 Omnibus Incentive Compensation Plan, as amended).*	Incorporated by reference to Exhibit 10.1 to Legacy Gannett's Current Report on Form 8-K, filed December 12, 2018.
10.24	Form of Executive Officer Performance Shares Award Agreement (2015 Omnibus Incentive Compensation Plan, as amended).*	Incorporated by reference to Exhibit 10.2 to Legacy Gannett's Current Report on Form 8-K, filed December 12, 2018.
10.25	Form of Executive Officer Performance Units Award Agreement (2015 Omnibus Incentive Compensation Plan, as amended).*	Incorporated by reference to Exhibit 10.3 to Legacy Gannett's Current Report on Form 8-K, filed December 12, 2018.
10.26	2015 Change in Control Severance Plan, as amended and restated as of December 23, 2020.*	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed December 28, 2020.
10.27	Key Employee Severance Plan, as amended and restated as of December 23, 2020.*	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed December 28, 2020.

10.28	Amended and Restated 401(k) Savings Plan of Gannett Co., Inc. as of January 1, 2019.*	Incorporated by reference to Exhibit 4.16 to the Company's Post-Effective Amendment to Registration Statement on Form S-8 (Registration No. 333-233509), filed November 21, 2019.
10.29	Amendment No. 1 to 401(k) Savings Plan of Gannett Co., Inc. as of January 1, 2019.*	Incorporated by reference to Exhibit 4.17 to the Company's Post-Effective Amendment to Registration Statement on Form S-8 (Registration No. 333-233509), filed November 21, 2019.
10.30	2015 Deferred Compensation Plan Rules for Post-2004 Deferrals.*	Incorporated by reference to Exhibit 10.9 to Legacy Gannett's Current Report on Form 8-K, filed June 30, 2015.
10.31	Amendment No. 1 to 2015 Deferred Compensation Plan Rules for Post-2004 Deferrals.*	Incorporated by reference to Exhibit 10.1 to Legacy Gannett's Current Report on Form 8-K, filed December 2, 2016.
10.32	Amendment No. 2 to 2015 Deferred Compensation Plan Rules for Post-2004 Deferrals.*	Incorporated by reference to Exhibit 10.1 to Legacy Gannett's Current Report on Form 8-K, filed June 6, 2017.
10.33	Amendment No. 3 to 2015 Deferred Compensation Plan Rules for Post-2004 Deferrals.*	Incorporated by reference to Exhibit 10.1 to Legacy Gannett's Current Report on Form 8-K, filed August 1, 2018.
10.34	Amendment No. 4 to 2015 Deferred Compensation Plan Rules for Post-2004 Deferrals.*	Incorporated by reference to Exhibit 10.2 to Legacy Gannett's Quarterly Report on Form 10-Q, filed November 8, 2018.
10.35	Amendment No. 5 to 2015 Deferred Compensation Plan Rules for Post-2004 Deferrals.*	Incorporated by reference to Exhibit 10.21 to Legacy Gannett's Annual Report on Form 10-K, filed February 27, 2019.
10.36	Amendment No. 6 to 2015 Deferred Compensation Plan Rules for Post-2004 Deferrals.*	Incorporated by reference to Exhibit 4.12 to the Company's Post-Effective Amendment to Registration Statement on Form S-8 (Registration No. 333-233509), filed November 21, 2019.
10.37	Amendment No. 7 to 2015 Deferred Compensation Plan Rules for Post-2004 Deferrals.*	Incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K, filed February 26, 2021.
10.38	Form of Indemnification Agreement to be entered into by New Media Investment Group Inc. with each of its executive officers and directors.	Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form 10/A (File No. 001-36097), filed November 8, 2013.
10.39	Amended and Restated Warrant Agreement dated January 15, 2014, by and between New Media Investment Group Inc. and American Stock & Transfer Company, LLC.	Incorporated by reference to Exhibit 10.37 to the Company's Registration Statement on Form S-1/A (Registration No. 333-192736), filed January 28, 2014.
10.40	Offer Letter Agreement, dated March 25, 2020, by and between Gannett Co., Inc. and Douglas E. Horne.*	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed April 6, 2020.
10.41
Investor Agreement, dated as of November 17, 2020, by and among Gannett Co., Inc., the other Persons signatory thereto and such other Persons, if any, that from time to time become party thereto as Holders.
Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed November 18, 2020.
10.42	Gannett Co., Inc. Performance Restricted Stock Unit Grant Agreement, dated as of January 8, 2021.*	Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-251972), filed January 8, 2021.
10.43	Amended and Restated Performance Restricted Stock Unit Grant Agreement between Gannett Co., Inc. and Michael Reed, effective as of January 8, 2021.*	Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed May 7, 2021.
10.44	Employee Performance Restricted Stock Unit Grant Agreement between Gannett Co., Inc. and Michael Reed, effective as of January 8, 2021.*	Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed May 7, 2021.
10.45	Offer Letter Agreement, dated December 21, 2020, by and between Gannett Co., Inc. and Michael E. Reed.*	Incorporated by reference to Exhibit 10.50 to the Company's Annual Report on Form 10-K, filed February 26, 2021.

10.46
Credit Agreement, dated as of February 9, 2021, among Gannett Co., Inc., Gannett Holdings LLC, each Guarantor party thereto, the Lenders from time to time party thereto and Citibank, N.A., as collateral and administrative agent.
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed February 12, 2021.
10.47	First Lien Credit Agreement, dated as of October 15, 2021, by and among Gannett Co., Inc., Gannett Holdings LLC, each Guarantor party thereto, the Lenders from time to time party thereto, Citibank, N.A., as collateral agent and administrative agent for the Lenders.	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed October 18, 2021.
10.48
Amendment No. 1, dated as of January 31, 2022, to the First Lien Credit Agreement dated as of October 15, 2021, by and among Gannett Co., Inc., Gannett Holdings LLC, the Guarantors from time to time party thereto, the Lenders from time to time party thereto, and Citibank N.A., as administrative agent and collateral agent.
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed February 4, 2022.
10.49	Amendment No. 2, dated as of March 21, 2022, to the First Lien Credit Agreement dated as of October 15, 2021, as amended, by and among Gannett Co., Inc., Gannett Holdings LLC, the Guarantors from time to time party thereto, the Lenders from time to time party thereto, and Citibank N.A., as administrative agent and collateral agent.	Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed August 4, 2022.
10.50	Amendment No. 3, dated as of April 8, 2022, to the First Lien Credit Agreement dated as of October 15, 2021, as amended, by and among Gannett Co., Inc., Gannett Holdings LLC, the Guarantors from time to time party thereto, the Lenders from time to time party thereto, and Citibank N.A., as administrative agent and collateral agent.	Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed August 4, 2022.
10.51	Strategic Alliance Agreement, dated as of July 26, 2021, by and between Tipico USA Technology, Inc. and Gannett Media Corp.**	Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed November 5, 2021.
10.52	Binding Term Sheet by and between Gannett Media Corp., Gannett SB, Inc., Tipico USA Technology, Inc., and Tipico US Group Corp., dated as of July 29, 2022.***	Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed November 3, 2022.
21.1	List of subsidiaries.	Filed herewith.
23.1	Consent of Ernst & Young LLP.	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.	Filed herewith.
32.1	Section 1350 Certification of Principal Executive Officer.	Furnished herewith.
32.2	Section 1350 Certification of Principal Financial Officer.	Furnished herewith.
101
The following financial information from Gannett Co., Inc. Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL includes: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) Consolidated Statements of Cash Flows; (iv) Consolidated Statements of Equity; and (v) the Notes to Consolidated Financial Statements.
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

***	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
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

Dated: February 23, 2023	GANNETT CO., INC. (Registrant)

	By:	/s/ Douglas E. Horne
Douglas E. Horne
Chief Financial Officer and Chief Accounting Officer (principal financial and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Dated: February 23, 2023	/s/ Michael E. Reed
Michael E. Reed
Chief Executive Officer and
President (principal executive officer)

Dated: February 23, 2023	/s/ Douglas E. Horne
Douglas E. Horne
Chief Financial Officer and
Chief Accounting Officer (principal financial and principal accounting officer)

Dated: February 23, 2023	/s/ Theodore Janulis
Theodore Janulis, Director

Dated: February 23, 2023	/s/ John Jeffry Louis
John Jeffry Louis, Director

Dated: February 23, 2023	/s/ Maria Miller
Maria Miller, Director

Dated: February 23, 2023	/s/ Michael E. Reed
Michael E. Reed
Director, Chairman

Dated: February 23, 2023	/s/ Debra Sandler
Debra Sandler, Director

Dated: February 23, 2023	/s/ Kevin Sheehan
Kevin Sheehan, Director

Dated: February 23, 2023	/s/ Laurence Tarica
Laurence Tarica, Director

Dated: February 23, 2023	/s/ Barbara Wall
Barbara Wall, Director

Dated: February 23, 2023	/s/ Amy Reinhard
Amy Reinhard, Director