Form 10-Q
period 2023-03-31
Gannett Co., Inc.
filed 2023-05-04
CIK 1579684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-36097
___________________________
GANNETT CO., INC.
(Exact name of registrant as specified in its charter)
___________________________

Delaware			38-3910250
(State or Other Jurisdiction of Incorporation or Organization)			(I.R.S. Employer Identification No.)

7950 Jones Branch Drive,	McLean,	Virginia	22107-0910
(Address of principal executive offices)			(Zip Code)
Registrant's telephone number, including area code: (703) 854-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	GCI	New York Stock Exchange
Preferred Stock Purchase Rights	N/A	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 1, 2023, 149,006,837 shares of the registrant's Common Stock were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Part I, Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Part II, Item 1A — Risk Factors" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our current views regarding, among other things, our future growth, results of operations, performance, business prospects and opportunities, and our environmental, social and governance goals, and are not statements of historical fact. Words such as "anticipate(s)," "expect(s)," "intend(s)," "plan(s)," "goal," "project(s)," "believe(s)," "see," "will," "aim," "would," "could," "may," "seek(s)," "estimate(s)" and similar expressions are intended to identify such forward-looking statements.

Forward-looking statements are based on management's current expectations and beliefs and are subject to a number of known and unknown risks, uncertainties, and other factors that could lead to actual results materially different from those described in the forward-looking statements. We can give no assurance our expectations will be attained. Our actual results, liquidity, and financial condition may differ from the anticipated results, liquidity, and financial condition indicated in the forward-looking statements. Forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause our actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others, the risks identified by us under the heading "Risk Factors" in this Quarterly Report on Form 10-Q, and under the heading "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission on February 23, 2023, as well as other risks and factors identified from time to time in our subsequent filings with the Securities and Exchange Commission. You are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Except to the extent required by law, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions, or circumstances on which any statement is based.

INDEX TO GANNETT CO., INC.
Q1 2023 FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GANNETT CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share data	March 31, 2023	December 31, 2022
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$83,074	$94,255
Accounts receivable, net of allowance of $14,499 and $16,697 as of March 31, 2023 and December 31, 2022, respectively	256,465	289,415
Inventories	41,882	45,223
Prepaid expenses	48,038	46,205
Other current assets	21,399	32,679
Total current assets	450,858	507,777
Property, plant and equipment, net of accumulated depreciation of $379,524 and $360,522 as of March 31, 2023 and December 31, 2022, respectively	291,785	305,994
Operating lease assets	231,957	233,322
Goodwill	533,469	533,166
Intangible assets, net	591,688	613,358
Deferred tax assets	73,122	56,618
Pension and other assets	155,555	143,320
Total assets	$2,328,434	$2,393,555

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$304,912	$351,848
Deferred revenue	141,716	153,648
Current portion of long-term debt	60,452	60,452
Operating lease liabilities	46,248	44,872
Other current liabilities	6,229	6,218
Total current liabilities	559,557	617,038
Long-term debt	660,974	695,642
Convertible debt	408,943	405,681
Deferred tax liabilities	—	1,439
Pension and other postretirement benefit obligations	49,161	50,710
Long-term operating lease liabilities	215,499	219,109
Other long-term liabilities	113,657	108,563
Total noncurrent liabilities	1,448,234	1,481,144
Total liabilities	2,007,791	2,098,182
Commitments and contingent liabilities (See Note 11)
Equity
Preferred stock, $0.01 par value per share, 300,000 shares authorized, of which 150,000 shares are designated as Series A Junior Participating Preferred Stock, none of which were issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value per share, 2,000,000,000 shares authorized, 157,980,877 shares issued and 149,221,069 shares outstanding at March 31, 2023; 153,286,104 shares issued and 146,223,179 shares outstanding at December 31, 2022	1,580	1,533
Treasury stock, at cost, 8,759,808 shares and 7,062,925 shares at March 31, 2023 and December 31, 2022, respectively	(16,883)	(14,737)
Additional paid-in capital	1,413,397	1,409,578
Accumulated deficit	(989,057)	(999,401)
Accumulated other comprehensive loss	(87,941)	(101,231)
Total Gannett stockholders' equity	321,096	295,742
Noncontrolling interests	(453)	(369)
Total equity	320,643	295,373
Total liabilities and equity	$2,328,434	$2,393,555
The accompanying notes are an integral part of these condensed consolidated financial statements.

GANNETT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended March 31,
In thousands, except per share amounts	2023	2022
Advertising and marketing services	$340,847	$375,114
Circulation	241,285	288,602
Other	86,785	84,361
Total operating revenues	668,917	748,077
Operating costs	430,188	469,885
Selling, general and administrative expenses	180,390	221,837
Depreciation and amortization	43,698	47,783
Integration and reorganization costs	12,127	11,398
Asset impairments	5	854
Gain on sale or disposal of assets, net	(17,681)	(2,804)
Other operating expenses	229	1,102
Total operating expenses	648,956	750,055
Operating income (loss)	19,961	(1,978)
Interest expense	28,330	26,006
(Gain) loss on early extinguishment of debt	(496)	2,743
Non-operating pension income	(1,815)	(18,213)
Other non-operating expense (income), net	1,011	(1,805)
Non-operating expenses	27,030	8,731
Loss before income taxes	(7,069)	(10,709)
Benefit for income taxes	(17,329)	(7,607)
Net income (loss)	10,260	(3,102)
Net loss attributable to noncontrolling interests	(84)	(135)
Net income (loss) attributable to Gannett	$10,344	$(2,967)

Income (loss) per share attributable to Gannett - basic	$0.07	$(0.02)
Income (loss) per share attributable to Gannett - diluted	$0.07	$(0.02)

Other comprehensive loss:
Foreign currency translation adjustments	$6,337	$(7,556)
Pension and other postretirement benefit items:
Net actuarial gain (loss)	11,596	(1,796)
Amortization of net actuarial gain (loss)	4	(32)
Amortization of prior service cost	16	—
Equity method investments	610	—
Other	(2,911)	536
Total pension and other postretirement benefit items	9,315	(1,292)
Other comprehensive income (loss) before tax	15,652	(8,848)
Income tax provision (benefit) related to components of other comprehensive income (loss)	2,362	(457)
Other comprehensive income (loss), net of tax	13,290	(8,391)
Comprehensive income (loss)	23,550	(11,493)
Comprehensive loss attributable to noncontrolling interests	(84)	(135)
Comprehensive income (loss) attributable to Gannett	$23,634	$(11,358)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GANNETT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
In thousands	2023	2022
Operating activities
Net income (loss)	$10,260	$(3,102)
Adjustments to reconcile net income (loss) to operating cash flows:
Depreciation and amortization	43,698	47,783
Share-based compensation expense	3,736	3,393
Non-cash interest expense	5,267	5,316
Gain on sale or disposal of assets, net	(17,681)	(2,804)
(Gain) loss on early extinguishment of debt	(496)	2,743
Asset impairments	5	854
Pension and other postretirement benefit obligations	(3,725)	(27,291)
Change in other assets and liabilities, net	(34,346)	5,537
Cash provided by operating activities	6,718	32,429
Investing activities
Acquisitions, net of cash acquired	—	(15,427)
Purchase of property, plant and equipment	(8,798)	(10,764)
Proceeds from sale of real estate and other assets	29,502	20,471
Change in other investing activities	—	(500)
Cash provided by (used for) investing activities	20,704	(6,220)
Financing activities
Payments of deferred financing costs	—	(423)
Borrowings of long-term debt	—	72,500
Repayments of long-term debt	(36,178)	(70,476)
Acquisition of noncontrolling interests	—	(2,050)
Treasury stock	(2,138)	(3,138)
Changes in other financing activities	(324)	(231)
Cash used for financing activities	(38,640)	(3,818)
Effect of currency exchange rate change on cash	38	(992)
Increase (decrease) in cash, cash equivalents and restricted cash	(11,180)	21,399
Cash, cash equivalents and restricted cash at beginning of period	104,804	143,619
Cash, cash equivalents and restricted cash at end of period	$93,624	$165,018
The accompanying notes are an integral part of these condensed consolidated financial statements.

GANNETT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three months ended March 31, 2023
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Treasury stock		Non-controlling interest
In thousands	Shares	Amount				Shares	Amount		Total
Balance at December 31, 2022	153,286	$1,533	$1,409,578	$(101,231)	$(999,401)	7,063	$(14,737)	$(369)	$295,373
Net income attributable to Gannett	—	—	—	—	10,344	—	—	(84)	10,260
Restricted share grants	4,682	47	(47)	—	—	—	—	—	—
Other comprehensive income, net(a)	—	—	—	13,290	—	—	—	—	13,290
Share-based compensation expense	—	—	3,736	—	—	—	—	—	3,736
Issuance of common stock	13	—	25	—	—	—	—	—	25
Treasury stock	—	—	—	—	—	957	(2,139)	—	(2,139)
Restricted share forfeiture	—	—	—	—	—	740	(7)	—	(7)
Other activity	—	—	105	—	—	—	—	—	105
Balance at March 31, 2023	157,981	$1,580	$1,413,397	$(87,941)	$(989,057)	8,760	$(16,883)	$(453)	$320,643

	Three months ended March 31, 2022
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Treasury stock		Non-controlling interest
In thousands	Shares	Amount				Shares	Amount		Total
Balance at December 31, 2021	144,667	$1,446	$1,400,206	$59,998	$(921,399)	2,368	$(8,151)	$(2,485)	$529,615
Net loss attributable to Gannett	—	—	—	—	(2,967)	—	—	(135)	(3,102)
Acquisition of noncontrolling interests	—	—	(4,419)	—	—	—	—	2,369	(2,050)
Restricted stock awards settled, net of withholdings	615	7	(1,541)	—	—	—	—	—	(1,534)
Restricted share grants	5,728	57	(57)	—	—	—	—	—	—
Other comprehensive loss, net(a)	—	—	—	(8,391)	—	—	—	—	(8,391)
Share-based compensation expense	—	—	3,393	—	—	—	—	—	3,393
Issuance of common stock	7	—	62	—	—	—	—	—	62
Treasury stock	—	—	—	—	—	692	(3,138)	—	(3,138)
Restricted share forfeiture	—	—	—	—	—	128	(1)	—	(1)
Other activity	—	—	(128)	—	—	—	—	—	(128)
Balance at March 31, 2022	151,017	$1,510	$1,397,516	$51,607	$(924,366)	3,188	$(11,290)	$(251)	$514,726
(a) For the three months ended March 31, 2023 and 2022, Other comprehensive income (loss) is net of income tax provision of $2.4 million and income tax benefit of $0.5 million, respectively.

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

Basis of presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. As permitted under those rules, certain notes or other financial information that are normally required by U.S. GAAP have been condensed or omitted from these interim financial statements. The unaudited condensed consolidated financial statements should therefore be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

In the opinion of management, the unaudited condensed consolidated financial statements as of March 31, 2023 include all the assets, liabilities, revenues, expenses and cash flows of entities which Gannett controls due to ownership of a majority voting interest ("subsidiaries"). All significant intercompany accounts and transactions have been eliminated in consolidation, and the Company consolidates its subsidiaries.

Use of estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and footnotes thereto. Actual results could differ materially from those estimates. Significant estimates inherent in the preparation of the unaudited condensed consolidated financial statements include pension and postretirement benefit obligation assumptions, income taxes, and goodwill and intangible asset impairment analysis.

NOTE 2 — Revenues

Revenues are recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The Company's condensed consolidated statements of operations and comprehensive income (loss) present revenues disaggregated by revenue type. Sales taxes and other usage-based taxes are excluded from revenues. The following table presents our revenues disaggregated by source:

	Three months ended March 31,
In thousands	2023	2022
Print advertising	$147,954	$173,518
Digital advertising and marketing services	192,893	201,596
Total advertising and marketing services	340,847	375,114
Circulation	241,285	288,602
Other	86,785	84,361
Total revenues	$668,917	$748,077

For the three months ended March 31, 2023 and 2022, revenues generated from international locations were approximately 10.2% and 8.9% of total revenues, respectively.

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

The following table presents the change in the deferred revenues balance by type of revenues:

	Three months ended March 31, 2023			Three months ended March 31, 2022
In thousands	Advertising, marketing services, and other	Circulation	Total	Advertising, marketing services, and other	Circulation	Total
Beginning balance	$46,327	$107,321	$153,648	$60,665	$124,173	$184,838
Acquisition	—	—	—	—	2,388	2,388
Cash receipts, net of refunds	65,632	207,486	273,118	76,125	237,860	313,985
Revenue recognized	(72,663)	(212,387)	(285,050)	(75,463)	(240,169)	(315,632)
Ending balance	$39,296	$102,420	$141,716	$61,327	$124,252	$185,579

NOTE 3 — Accounts receivable, net

Receivables are presented net of allowances, which reflect the Company's expected credit losses based on historical experience as well as current and expected economic conditions. The following table presents changes in the allowance for doubtful accounts:

	Three months ended March 31,
In thousands	2023	2022
Beginning balance	$16,697	$16,470
Current period provision	1,383	(2,403)
Write-offs charged against the allowance	(4,839)	(3,868)
Recoveries of amounts previously written-off	1,199	942
Other	59	425
Ending balance	$14,499	$11,566

For the three months ended March 31, 2023 and 2022, the Company recorded an expense of $1.4 million and a benefit of $2.4 million in bad debt expense, respectively. Bad debt expense is included in Selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss).

NOTE 4 — Goodwill and intangible assets

Goodwill and intangible assets consisted of the following:

	March 31, 2023			December 31, 2022
In thousands	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets:
Advertiser relationships	$446,162	$202,973	$243,189	$445,775	$192,032	$253,743
Other customer relationships	102,259	48,535	53,724	102,224	45,811	56,413
Subscriber relationships	251,090	133,959	117,131	251,083	126,899	124,184
Other intangible assets	68,780	57,614	11,166	68,780	55,932	12,848
Sub-total	$868,291	$443,081	$425,210	$867,862	$420,674	$447,188
Indefinite-lived intangible assets:
Mastheads			166,478			166,170
Total intangible assets			$591,688			$613,358

Goodwill			$533,469			$533,166

The Company performs its annual goodwill and indefinite-lived intangible impairment assessments as of November 30. In addition to the annual impairment test, the Company is required to regularly assess whether a triggering event has occurred under both ASC 350 "Intangibles - Goodwill and Other" ("ASC 350"), and ASC 360 "Property, Plant and Equipment" ("ASC 360"), which would require interim impairment testing.

As of March 31, 2023, the Company performed a review of potential impairment indicators under both ASC 350 and ASC 360 and it was determined that no indicators of impairment were present.

NOTE 5 — Integration and reorganization costs

Over the past several years, the Company has engaged in a series of individual restructuring programs, designed primarily to right-size the Company's employee base, consolidate facilities and improve operations, including those of acquired entities. These initiatives impact all the Company's operations and can be influenced by the terms of union contracts. Costs related to these programs, which primarily include severance, facility consolidation and other restructuring-related expenses, are accrued when probable and reasonably estimable or at the time of program announcement.

Severance-related expenses

The Company recorded severance-related expenses by segment as follows:

	Three months ended March 31,
In thousands	2023	2022
Gannett Media	$6,112	$5,177
Digital Marketing Solutions	20	9
Corporate and other	4,121	174
Total	$10,253	$5,360

A roll-forward of the accrued severance and related expenses included in Accounts payable and accrued liabilities on the condensed consolidated balance sheets for the three months ended March 31, 2023 is as follows:

In thousands	Severance and related costs
Beginning balance	$29,773
Restructuring provision included in integration and reorganization costs	10,253
Cash payments	(18,178)
Ending balance	$21,848

Other restructuring-related expenses

Other restructuring-related expenses represent costs for consolidating operations, systems implementation, outsourcing of corporate functions and facility consolidations. The Company recorded other restructuring-related costs by segment as follows:

	Three months ended March 31,
In thousands	2023	2022
Gannett Media (a)	$(1,463)	$544
Digital Marketing Solutions	—	142
Corporate and other	3,337	5,352
Total	$1,874	$6,038
(a) For the three months ended March 31, 2023, other restructuring-related costs decreased compared to the three months ended March 31, 2022, primarily due to the reversal of a withdrawal liability related to a multiemployer pension plan.

NOTE 6 — Debt

The Company's debt consisted of the following:

	March 31, 2023				December 31, 2022
(In millions)	Principal balance	Unamortized original issue discount	Unamortized deferred financing costs	Carrying value	Principal balance	Unamortized original issue discount	Unamortized deferred financing costs	Carrying value
Senior Secured Term Loan	$407.1	$(7.8)	$(1.7)	$397.6	$438.4	$(8.9)	$(1.9)	$427.6
2026 Senior Notes	339.1	(8.6)	(6.7)	323.8	345.2	(9.4)	(7.3)	328.5
2027 Notes	485.3	(78.0)	(1.7)	405.6	485.3	(81.2)	(1.7)	402.4
2024 Notes	3.3	—	—	3.3	3.3	—	—	3.3
Total debt	$1,234.8	$(94.4)	$(10.1)	$1,130.3	$1,272.2	$(99.5)	$(10.9)	$1,161.8
Less: Current portion of long-term debt	$(60.5)	$—	$—	$(60.5)	$(60.5)	$—	$—	$(60.5)
Non-current portion of long-term debt	$1,174.3	$(94.4)	$(10.1)	$1,069.8	$1,211.7	$(99.5)	$(10.9)	$1,101.3

Senior Secured Term Loan

On October 15, 2021, Gannett Holdings LLC ("Gannett Holdings"), a wholly-owned subsidiary of the Company, entered into the five-year senior secured term loan facility in an original aggregate principal amount of $516.0 million (the "Senior Secured Term Loan," formerly referred to as the New Senior Secured Term Loan) with Citibank N.A., as collateral agent and administrative agent for the lenders. On January 31, 2022, Gannett Holdings entered into an amendment (the "Term Loan Amendment") to the Senior Secured Term Loan to provide for new incremental senior secured term loans (the "Incremental Term Loans") in an aggregate principal amount of $50 million. The Incremental Term Loans have substantially identical terms as the Senior Secured Term Loan and are treated as a single tranche with the Senior Secured Term Loan. The Term Loan Amendment also amended the Senior Secured Term Loan to transition the interest rate base from the London Inter-bank Offered Rate ("LIBOR") to the Adjusted Term Secured Overnight Financing Rate ("Adjusted Term SOFR"). Effective as of March 21, 2022 and April 8, 2022, Gannett Holdings entered into two separate amendments to the Senior Secured Term Loan to provide for incremental senior secured term loans totaling an aggregate principal amount of $30.0 million (collectively, the "Exchanged Term Loans"). The Exchanged Term Loans have substantially identical terms as the Senior Secured Term Loan and Incremental Term Loans and are treated as a single tranche with the Senior Secured Term Loan and the Incremental Term Loans.

The Senior Secured Term Loan bears interest at a per annum rate equal to the Adjusted Term SOFR (which shall not be less than 0.50% per annum) plus a margin equal to 5.00% or an alternate base rate (which shall not be less than 1.50% per annum) plus a margin equal to 4.00%. Loans under the Senior Secured Term Loan may be prepaid, at the option of Gannett Holdings, at any time without premium. In addition, we are required to repay the Senior Secured Term Loan from time to time with (i) the proceeds of non-ordinary course asset sales and casualty and condemnation events, (ii) the proceeds of indebtedness not permitted under the Senior Secured Term Loan, and (iii) the aggregate amount of cash and cash equivalents on hand at the Company and its restricted subsidiaries in excess of $100 million at the end of each fiscal year of the Company. Subsequent to the amendment effective as of April 8, 2022, the Senior Secured Term Loan is amortized at $15.1 million per quarter (or, if the ratio of debt secured on an equal basis with the Senior Secured Term Loan less unrestricted cash of the Company and its restricted subsidiaries to Consolidated EBITDA (as such terms are defined in the Senior Secured Term Loan ) (such ratio, the "First Lien Net Leverage Ratio"), for the most recently ended period of four consecutive fiscal quarters is equal to or less than 1.20 to 1.00, $7.6 million per quarter). All obligations under the Senior Secured Term Loan are secured by all or substantially all of the assets of the Company and the wholly-owned domestic subsidiaries of the Company (the "Senior Secured Term Loan Guarantors"). The obligations of Gannett Holdings under the Senior Secured Term Loan are guaranteed on a senior secured basis by the Company and the Senior Secured Term Loan Guarantors.

The Senior Secured Term Loan contains usual and customary covenants for credit facilities of this type, including a requirement to have minimum unrestricted cash of $30 million as of the last day of each fiscal quarter, and restricts, among other things, our ability to incur debt, grant liens, sell assets, make investments and pay dividends, in each case with customary exceptions, including an exception that permits dividends and repurchases of outstanding junior debt or equity in (i) an amount of up to $25 million per fiscal quarter if the First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 2.00 to 1.00, (ii) an amount of up to $50 million per fiscal quarter if the First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 1.50 to 1.00, and (iii) an unlimited amount if First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 1.00 to 1.00. As of March 31, 2023, the Company was in compliance with all of the covenants and obligations under the Senior Secured Term Loan.

As of March 31, 2023 and December 31, 2022, the Senior Secured Term Loan was recorded at carrying value, which approximated fair value, in the condensed consolidated balance sheets and was classified as Level 2.

For the three months ended March 31, 2023, the Company recognized interest expense of $10.3 million and paid cash interest of $10.4 million. For the three months ended March 31, 2022, the Company recognized interest expense of $6.9 million and paid cash interest of $6.9 million. For the three months ended March 31, 2023, the Company recognized amortization of original issue discount of $0.8 million, and amortization of deferred financing costs of $0.1 million. For the three months ended March 31, 2022, the Company recognized amortization of original issue discount of $0.9 million, and amortization of deferred financing costs of $0.2 million. Additionally, during the three months ended March 31, 2023, the Company recognized losses on early extinguishment of debt of $0.4 million, and for the three months ended March 31, 2022, the Company recognized losses on early extinguishment of debt of $1.4 million related to the write-off of original issue discount and deferred financing costs as a result of early prepayments on the Senior Secured Term Loan.

For the three months ended March 31, 2023, the Company made $31.3 million of prepayments, including quarterly amortization payments, which were classified as financing activities in the condensed consolidated statements of cash flows. As of March 31, 2023, the effective interest rate for the Senior Secured Term Loan was 10.6%.

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

For the year ended December 31, 2022, the Company repurchased $54.8 million in aggregate principal amount of outstanding 2026 Senior Notes pursuant to privately negotiated agreements with certain holders of the 2026 Senior Notes. As part of these repurchases, we exchanged an aggregate principal amount equal to $30.0 million of the 2026 Senior Notes for $30.0 million of new term loans under the Senior Secured Term Loan. The repurchases were treated as an extinguishment of a portion of the 2026 Senior Notes, and as a result, for the year ended December 31, 2022, the Company recognized a net gain on the early extinguishment of debt of approximately $2.6 million, which included write-offs of unamortized original issue discount and deferred financing costs.

For the three months ended March 31, 2023, the Company repurchased $6.1 million in aggregate principal amount of outstanding 2026 Senior Notes at a discount to par value pursuant to a privately negotiated agreement with a holder of the 2026 Senior Notes. As a result of this transaction, for the three months ended March 31, 2023, the Company recognized a net gain on the early extinguishment of debt of approximately $0.9 million, which included the write-off of unamortized original issue discount and deferred financing costs.

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

As of March 31, 2023 and December 31, 2022, the 2026 Senior Notes were recorded at carrying value in the condensed consolidated balance sheets, which did not approximate fair value. The 2026 Senior Notes were classified as Level 2, and based on unadjusted quoted prices in the active market obtained from third-party pricing services, the Company determined that the estimated fair value of the 2026 Senior Notes was $284.4 million and $281.7 million as of March 31, 2023 and December 31, 2022, respectively, and was primarily affected by fluctuations in market interest rates.

The unamortized original issue discount and deferred financing costs will be amortized over the remaining contractual life of the 2026 Senior Notes using the effective interest method. For the three months ended March 31, 2023, the Company recognized interest expense of $5.0 million, and paid cash interest of $0.1 million. For the three months ended March 31, 2022, the Company recognized interest expense of $6.0 million, and paid cash interest of $0.6 million. For the three months ended March 31, 2023, the Company recognized amortization of original issue discount of $0.6 million and amortization of deferred financing costs of $0.5 million. For the three months ended March 31, 2022, the Company recognized amortization of original discount of $0.7 million and amortization of deferred financing costs of $0.6 million. As of March 31, 2023, the effective interest rate on the 2026 Senior Notes was 7.3%.

Senior Secured Convertible Notes due 2027

The $497.1 million in aggregate principal amount of 6.0% Senior Secured Convertible Notes due 2027 (the "2027 Notes") were issued pursuant to an Indenture dated as of November 17, 2020, as amended by the First Supplemental Indenture dated as of December 21, 2020 and the Second Supplemental Indenture dated as of February 9, 2021 (collectively, the "2027 Notes Indenture"), between the Company and U.S. Bank National Association, as trustee.

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

Interest on the 2027 Notes is payable semi-annually in arrears. The 2027 Notes mature on December 1, 2027, unless earlier repurchased or converted. The 2027 Notes may be converted at any time by the holders into cash, shares of the Company's common stock, par value $0.01 per share (the "Common Stock") or any combination of cash and Common Stock, at the Company's election. The initial conversion rate is 200 shares of Common Stock per $1,000 principal amount of the 2027 Notes, which is equal to a conversion price of $5.00 per share of Common Stock (the "Conversion Price").

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

Holders of the 2027 Notes will have the right to put up to approximately $100 million of the 2027 Notes at par on or after the date that is 91 days after the maturity date of the Senior Secured Term Loan.

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

The 2027 Notes are guaranteed by Gannett Holdings and any subsidiaries of the Company that guarantee the Senior Secured Term Loan. The 2027 Notes are secured by the same collateral that secures the Senior Secured Term Loan. The 2027 Notes rank as senior secured debt of the Company and are secured by a second priority lien on the same collateral package that secured the indebtedness incurred in connection with the Senior Secured Term Loan.

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

The 2027 Notes have two components: (i) a debt component, and (ii) an equity component. As of March 31, 2023 and December 31, 2022, the debt component of the 2027 Notes was recorded at carrying value in the condensed consolidated balance sheets. The carrying value of the 2027 Notes reflected the balance of the unamortized discount related to the value of the conversion feature assessed at inception and did not approximate fair value as of March 31, 2023 and December 31, 2022. The 2027 Notes were classified as Level 2, and based on unadjusted quoted prices in the active market obtained from third-party pricing services, the Company determined that the estimated fair value of the 2027 Notes was $354.3 million and $353.7 million as of March 31, 2023 and December 31, 2022, respectively, and was primarily affected by fluctuations in market interest rates and the price of the Company's Common Stock. The fair value of the equity component was classified as Level 3 because it was measured at fair value using a binomial lattice model using assumptions based on market information and historical data, and significant unobservable inputs. As of March 31, 2023 and December 31, 2022, the amount of the conversion feature recorded in Additional paid-in capital was $279.6 million.

For the three months ended March 31, 2023 and 2022, the Company recognized interest expense of $7.2 million and $7.2 million, respectively. In addition, during the three months ended March 31, 2023, the Company recognized amortization of the original issue discount of $3.2 million and an immaterial amount of amortization of deferred financing costs. For the three months ended March 31, 2022, the Company recognized amortization of original issue discount of $2.9 million and amortization of deferred financing costs of $0.1 million. As of March 31, 2023, the effective interest rate on the liability component of the 2027 Notes was 10.5%.

For the three months ended March 31, 2023, no shares were issued upon conversion, exercise, or satisfaction of the required conditions. Refer to Note 10 — Supplemental equity information for details on the impact of the 2027 Notes to diluted earnings per share under the if-converted method.

Senior Convertible Notes due 2024

The $3.3 million principal value of the remaining 4.75% convertible senior notes due April 15, 2024 (the "2024 Notes") outstanding is reported as convertible debt in the condensed consolidated balance sheets. As of March 31, 2023, the effective interest rate on the 2024 Notes was 6.05%. As of March 31, 2023 and December 31, 2022, the 2024 Notes were recorded at carrying value, which approximated fair value, in the condensed consolidated balance sheets and were classified as Level 2.

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

Retirement plan costs include the following components:

	Pension benefits		Postretirement benefits
	Three months ended March 31,		Three months ended March 31,
In thousands	2023	2022	2023	2022
Operating expenses:
Service cost - benefits earned during the period	$324	$475	$10	$15
Non-operating expenses:
Interest cost on benefit obligations	21,201	18,649	632	451
Expected return on plan assets	(23,668)	(37,281)	—	—
Amortization of prior service benefit	16	—	—	—
Amortization of actuarial loss (gain)	540	20	(536)	(52)
Total non-operating (benefit) expense	$(1,911)	$(18,612)	$96	$399
Total (benefit) expense for retirement plans	$(1,587)	$(18,137)	$106	$414

Contributions

We are contractually obligated to contribute to our pension and postretirement benefit plans. During the three months ended March 31, 2023, we contributed $0.3 million and $1.9 million to our pension and other postretirement plans, respectively. Beginning with the quarter ended December 31, 2022, and ending with the quarter ending September 30, 2024, the GR Plan's appointed actuary will certify the GR Plan's funded status for each quarter (the "Quarterly Certification") in accordance with U.S. GAAP. If the GR Plan is less than 100% funded, the Company will make a $1.0 million contribution to the GR Plan no later than 60 days following the receipt of the Quarterly Certification, provided, however, that the Company's obligation to make additional contractual contributions will terminate the earlier of (a) the day following the date that a contractual contribution would be due for the quarter ending September 30, 2024, and (b) the date the Company has made a total of $5.0 million of contractual contributions subsequent to June 30, 2022. As of March 31, 2023, the GR Plan was more than 100% funded.

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

As of March 31, 2023 and December 31, 2022, assets and liabilities recorded at fair value and measured on a recurring basis primarily consist of pension plan assets. As permitted by U.S. GAAP, we use net asset values ("NAV") as a practical expedient to determine the fair value of certain investments. These investments measured at NAV have not been classified in the fair value hierarchy.

The Company's debt is recorded on the condensed consolidated balance sheets at carrying value. Refer to Note 6 — Debt for additional discussion regarding fair value of the Company's debt instruments.

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). Assets held for sale (Level 3) are measured on a nonrecurring basis and are evaluated using executed purchase agreements, letters of intent or third-party valuation analyses when certain circumstances arise. The Company had assets held for sale totaling $2.3 million and $8.4 million as of March 31, 2023 and December 31, 2022, respectively. The Company performs its annual goodwill and indefinite-lived intangible impairment assessment during the fourth quarter of the year. Any resulting asset impairment would require that the asset be recorded at its fair value. The resulting fair value measurements of the assets are considered to be Level 3 measurements. Refer to Note 4 — Goodwill and intangible assets for additional discussion regarding the annual impairment assessment.

NOTE 9 — Income taxes

The following table outlines our pre-tax net loss and income tax amounts:

	Three months ended March 31,
In thousands	2023	2022
Loss before income taxes	$(7,069)	$(10,709)
Benefit for income taxes	(17,329)	(7,607)
Effective tax rate	245.1%	71.0%

The provision for income taxes is calculated by applying the projected annual effective tax rate for the year to the current period income or loss before tax plus the tax effect of any significant or unusual items (discrete events), and changes in tax laws. The benefit for income taxes for the three months ended March 31, 2023, was mainly driven by the tax benefit of the pre-tax book loss, the change in valuation allowances on non-deductible U.S. interest expense carryforwards, the global intangible low-taxed income inclusion and stock compensation. The benefit was calculated using an estimated annual effective tax rate of 273.3%. The estimated annual effective tax rate is principally impacted by valuation allowances on non-deductible interest expense carryforwards, the global intangible low-taxed income inclusion and foreign tax expense, partially offset by the benefit of U.S. pre-tax book loss. The estimated annual effective tax rate is based on the projected tax expense for the full year.

The total amount of unrecognized tax benefits that, if recognized, may impact the effective tax rate was approximately $50.7 million and $43.3 million as of March 31, 2023 and December 31, 2022, respectively. The amount of accrued interest and penalties payable related to unrecognized tax benefits was $4.2 million and $3.9 million as of March 31, 2023 and December 31, 2022, respectively.

It is reasonably possible that further adjustments to our unrecognized tax benefits may be made within the next twelve months due to audit settlements and regulatory interpretations of existing tax laws. At this time, an estimate of potential change to the amount of unrecognized tax benefits cannot be made.

The benefit for income taxes for the three months ended March 31, 2022, was mainly driven by pre-tax loss and the then current year tax benefit from the release of tax reserves, partially offset by the creation of valuation allowances on non-deductible interest expense carryforwards. The provision was calculated using the estimated annual effective tax rate of 41.3%.

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

NOTE 10 — Supplemental equity information

Income (loss) per share

The following table sets forth the information to compute basic and diluted income (loss) per share:

	Three months ended March 31,
In thousands, except per share data	2023	2022
Net income (loss) attributable to Gannett	$10,344	$(2,967)

Basic weighted average shares outstanding	137,931	136,425
Effect of dilutive securities:
Restricted stock grants	244	—
Diluted weighted average shares outstanding	138,175	136,425

Income (loss) per share attributable to Gannett - basic	$0.07	$(0.02)
Income (loss) per share attributable to Gannett - diluted	$0.07	$(0.02)

The Company excluded the following securities from the computation of diluted income (loss) per share because their effect would have been antidilutive:

	Three months ended March 31,
In thousands	2023	2022
Warrants	845	845
Stock options	6,068	6,068
Restricted stock grants (a)	4,840	12,403
2027 Notes (b)	97,057	97,057
(a)Includes Restricted stock awards ("RSAs"), Restricted stock units ("RSUs") and Performance stock units ("PSUs").
(b)Represents the total number of shares that would be convertible at March 31, 2023 and 2022 as stipulated in the 2027 Notes Indenture.

The 2027 Notes may be converted at any time by the holders into cash, shares of the Company's Common Stock or any combination of cash and Common Stock, at the Company's election. Conversion of all of the 2027 Notes into Common Stock (assuming the maximum increase in the conversion rate as a result of a Make-Whole Fundamental Change but no other adjustments to the conversion rate), would result in the issuance of an aggregate of 287.2 million shares of Common Stock. The Company has excluded approximately 287.2 million shares from the income (loss) per share calculation, representing the total number of shares issuable assuming the maximum increase in the conversion rate. As of March 31, 2023, 97.1 million shares representing the total number of shares that would be convertible were excluded from the income (loss) per share calculation because their effect would be antidilutive.

Share-based compensation

Share-based compensation expense was $3.7 million and $3.4 million for the three months ended March 31, 2023 and 2022, respectively. The total compensation cost not yet recognized related to non-vested awards as of March 31, 2023 was $30.0 million, which is expected to be recognized over a weighted-average period of 2.2 years through May 2025.

Equity awards

During the three months ended March 31, 2023, a total of 4.7 million RSAs were granted. RSAs generally vest one-third on each of the first three anniversaries of the date of grant, subject to the participants' continued employment with the Company and the terms of the applicable award agreement. The weighted average grant date fair value of RSAs granted during the three months ended March 31, 2023 was $1.83.

Preferred stock

The Company has authorized 300,000 shares of preferred stock, par value $0.01 per share, issuable in one or more series designated by the Company's Board of Directors, of which 150,000 shares have been designated as Series A Junior Participating Preferred Stock, none of which are outstanding. There were no issuances of preferred stock during the three months ended March 31, 2023.

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

During the three months ended March 31, 2023, the Company did not repurchase any shares of Common Stock under the Stock Repurchase Program. As of March 31, 2023, the remaining authorized amount under the Stock Repurchase Program was approximately $96.9 million. The Company does not anticipate repurchasing any shares of Common Stock pursuant to the Stock Repurchase Program during 2023.

Accumulated other comprehensive loss

The following tables summarize the components of, and the changes in, Accumulated other comprehensive loss, net of tax:

	Three months ended March 31, 2023			Three months ended March 31, 2022
In thousands	Pension and postretirement benefit plans	Foreign currency translation	Total	Pension and postretirement benefit plans	Foreign currency translation	Total
Beginning balance	$(86,351)	$(14,880)	$(101,231)	$50,870	$9,128	$59,998
Other comprehensive income (loss) before reclassifications, net of taxes	6,939	6,337	13,276	(811)	(7,556)	(8,367)
Amounts reclassified from accumulated other comprehensive income (loss) (a)(b)	14	—	14	(24)	—	(24)
Net current period other comprehensive income (loss), net of taxes	6,953	6,337	13,290	(835)	(7,556)	(8,391)
Ending balance	$(79,398)	$(8,543)	$(87,941)	$50,035	$1,572	$51,607
(a)Amounts reclassified from accumulated other comprehensive (loss) income are included in the computation of net periodic benefit cost. See Note 7 — Pensions and other postretirement benefit plans.
(b)Amounts reclassified from accumulated other comprehensive (loss) income are recorded net of tax impacts of $6 thousand and $8 thousand for the three months ended March 31, 2023 and 2022, respectively.

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

We are also defendants in judicial and administrative proceedings involving matters incidental to our business. Although the Company is unable to predict with certainty the eventual outcome of any litigation, regulatory investigation or inquiry, in the opinion of management, the Company does not believe it is reasonably possible that its current and threatened legal proceedings will have a material adverse effect on the Company's business, financial position or consolidated results of operations. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on the Company's financial results.

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

•Digital Marketing Solutions is comprised of our digital marketing services companies under the brand LocaliQ. The results of this segment include Advertising and marketing services revenues through multiple services, including search advertising, display advertising, search optimization, social media, website development, web presence products, customer relationship management, and software-as-a-service solutions.

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

The following tables present our segment information:

	Three months ended March 31, 2023
In thousands	Gannett Media	Digital Marketing Solutions	Corporate and other	Intersegment Eliminations	Consolidated
Advertising and marketing services - external sales	$228,030	$112,817	$—	$—	$340,847
Advertising and marketing services - intersegment sales	34,393	—	—	(34,393)	—
Circulation	241,285	—	—	—	241,285
Other	85,387	—	1,398	—	86,785
Total operating revenues	$589,095	$112,817	$1,398	$(34,393)	$668,917

Adjusted EBITDA (non-GAAP basis)	$57,263	$11,683	$(6,044)	$—	$62,902
Adjusted EBITDA margin (non-GAAP basis)	9.7%	10.4%	NM	NM	9.4%
NM indicates not meaningful.

	Three months ended March 31, 2022
In thousands	Gannett Media	Digital Marketing Solutions	Corporate and other	Intersegment Eliminations	Consolidated
Advertising and marketing services - external sales	$265,405	$109,709	$—	$—	$375,114
Advertising and marketing services - intersegment sales	33,357	—	—	(33,357)	—
Circulation	288,602	—	—	—	288,602
Other	83,055	—	1,306	—	84,361
Total operating revenues	$670,419	$109,709	$1,306	$(33,357)	$748,077

Adjusted EBITDA (non-GAAP basis)	$68,648	$11,180	$(15,657)	$—	$64,171
Adjusted EBITDA margin (non-GAAP basis)	10.2%	10.2%	NM	NM	8.6%
NM indicates not meaningful.

The following table presents our reconciliation of Net income (loss) attributable to Gannett to Adjusted EBITDA and Net income (loss) attributable to Gannett margin to Adjusted EBITDA margin:

	Three months ended March 31,
In thousands	2023	2022
Net income (loss) attributable to Gannett	$10,344	$(2,967)
Benefit for income taxes	(17,329)	(7,607)
Interest expense	28,330	26,006
(Gain) loss on early extinguishment of debt	(496)	2,743
Non-operating pension income	(1,815)	(18,213)
Depreciation and amortization	43,698	47,783
Integration and reorganization costs	12,127	11,398
Other operating expenses	229	1,102
Asset impairments	5	854
Gain on sale or disposal of assets, net	(17,681)	(2,804)
Share-based compensation expense	3,736	3,393
Other items	1,754	2,483
Adjusted EBITDA (non-GAAP basis)	$62,902	$64,171
Net income (loss) attributable to Gannett margin	1.5%	(0.4)%
Adjusted EBITDA margin (non-GAAP basis)	9.4%	8.6%

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

NOTE 13 — Other supplemental information

Cash and cash equivalents, including restricted cash

Cash equivalents represent highly liquid certificates of deposit which have original maturities of three months or less. Restricted cash is held as cash collateral for certain business operations. Restricted cash primarily consists of funding for letters of credit, cash held in an irrevocable grantor trust for our deferred compensation plans and cash held with banking institutions for insurance.

The following table presents a reconciliation of cash, cash equivalents and restricted cash:

	March 31,
In thousands	2023	2022
Cash and cash equivalents	$83,074	$152,191
Restricted cash included in other current assets	1,275	1,105
Restricted cash included in pension and other assets	9,275	11,722
Total cash, cash equivalents and restricted cash	$93,624	$165,018

Supplemental cash flow information

The following table presents supplemental cash flow information, including non-cash investing and financing activities:

	Three months ended March 31,
In thousands	2023	2022
Cash paid for taxes, net of refunds	$953	$846
Cash paid for interest	10,499	7,531
Non-cash investing and financing activities:
Accrued capital expenditures	$342	$1,160

Accounts payable and accrued liabilities

A breakout of Accounts payable and accrued liabilities is presented below:

In thousands	March 31, 2023	December 31, 2022
Accounts payable	$154,859	$189,094
Compensation	60,241	87,937
Taxes (primarily property, sales, and payroll taxes)	12,373	11,940
Benefits	19,482	21,942
Interest	18,227	6,162
Other	39,730	34,773
Accounts payable and accrued liabilities	$304,912	$351,848

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations and quantitative and qualitative disclosures should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission. Management's Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements that reflect our plans, estimates, and beliefs, all of which are based on our current expectations and could be affected by certain uncertainties, risks, and other factors described under Cautionary Note Regarding Forward-Looking Statements, Risk Factors, and elsewhere throughout this Quarterly Report, as well as the factors described in our Annual Report on Form 10-K for the year ended December 31, 2022, and subsequent periodic reports filed with the Securities and Exchange Commission, particularly under "Risk Factors." Our actual results could differ materially from those discussed in the forward-looking statements.

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
•SMBs are facing a more complex marketing environment and need to create digital presence to capture audience online. Advertisers are increasingly looking for more effective ways to analyze their return on marketing investments and they are seeking solutions that offer greater attribution. We offer a broad suite of digital marketing services products that offer a single, unified solution to meet their digital marketing needs.
•Inflationary prices across a number of categories such as labor, fuel, delivery costs, newsprint, ink, and printing plates have had and are expected to continue to have a negative impact on our overall cost structure. In the short term, we believe the impact of inflationary pressure peaked in 2022.

Recent Developments

Debt Repurchase

In February 2023, we entered into a privately negotiated agreement with a holder of our $400 million aggregate principal amount of 6.00% first lien notes due November 1, 2026 (the "2026 Senior Notes") to repurchase $6.1 million in aggregate principal amount of outstanding 2026 Senior Notes at a discount to par value. As a result of this transaction, we recognized a net gain on the early extinguishment of debt of approximately $0.9 million during the three months ended March 31, 2023, which included the write-off of unamortized original issue discount and deferred financing costs.

Certain Matters Affecting Comparability

The following items affect period-over-period comparisons and will continue to affect period-over-period comparisons for future results:

(Gain) loss on sale or disposal of assets

For the three months ended March 31, 2023, we recognized a gain on the sale of assets of $17.7 million, primarily related to the gain on the sale of a domestic production facility at Gannett Media of $16.3 million as part of our plan to monetize non-core assets as well as the gain on the sale of intellectual property of $1.4 million at our Corporate and other category. For the three months ended March 31, 2022, we recognized a gain on the sale of assets of $2.8 million, primarily related to sales of real estate, partially offset by losses on the sales of non-core products which were divested at Gannett Media.

Integration and reorganization costs

For the three months ended March 31, 2023, we incurred Integration and reorganization costs of $12.1 million, of which $10.3 million were related to severance activities and $1.9 million were related to other costs, including costs for consolidating operations, primarily related to systems implementation and the outsourcing of corporate functions, partially offset by the reversal of a withdrawal liability related to a multiemployer pension plan. For the three months ended March 31, 2022, we incurred Integration and reorganization costs of $11.4 million, of which $5.4 million were related to severance activities and $6.0 million were related to other costs, including costs for consolidating operations, primarily related to systems implementation and the outsourcing of corporate functions.

Foreign currency

Our U.K. media operations are conducted through our Newsquest subsidiary. In addition, we have foreign operations in regions such as Canada, Australia, New Zealand and India. Earnings from operations in foreign regions are translated into U.S. dollars at average exchange rates prevailing during the period, and assets and liabilities are translated at exchange rates in effect at the balance sheet date. Currency translation fluctuations may impact revenue, expense, and operating income results for our international operations. Foreign currency headwinds have increased significantly as the U.S. dollar strengthened in relation to many foreign currencies, including the U.K. pound sterling. Foreign currency exchange rate fluctuations negatively impacted our revenues and profitability during the three months ended March 31, 2023, and may continue to negatively impact our financial results in the future.

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

Driving digital subscriptions growth

As consumers have become increasingly interested in digital consumption of news, a key element to our consumer strategy is growing our paid digital-only subscriber base. We are able to deliver our unique local and national content to our customers across multiple print and digital platforms, and expect the addressable market for our digital platforms to continue to grow. In service of that, we expect to develop and launch additional digital subscription offerings tailored to specific topics and audiences in the future. We are focused on growing our digital-only subscriber base in order to maximize overall return and, as a result, the volume of new digital-only subscriptions is expected to fluctuate versus historical trends.

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

Building on our environmental, social and governance focus to foster culture and community both internally and externally

We will continue our environmental, social and governance ("ESG") journey that is rooted in our strategic mission to empower our communities to thrive and putting our customers at the center of everything we do. We support that mission with clearly defined values that aim to influence not only what we do, but how we do it, with one of the core pillars focusing on our ongoing commitments to inclusion, diversity and equity ("ID&E"). From our internal efforts around recruiting, development and retention, to our external efforts to provide high quality products and excellent customer service, we believe our strategic focus will benefit from our continued commitment to building upon our culture and community values.

Macroeconomic Environment

The U.S. and global economies and markets experienced increased volatility in 2022, and are expected to continue to experience volatility, due to factors including higher inflation, increased interest rates, banking volatility, and other geopolitical events that are anticipated to continue during the remainder of 2023. Uncertain economic conditions adversely impacted our advertising revenues, and the occurrence of these factors has resulted in a reduction in demand for our print and digital advertising, reduced the rates for our advertising, and caused marketers to shift, reduce or stop spend. The impact of the uncertain macroeconomic conditions has not changed substantially since the initial volatility that began in the second quarter of 2022.

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

As a result of the macroeconomic volatility, we experienced rising costs, including costs associated with labor, newsprint, delivery, ink, printing plates, fuel, and utilities. We are also exposed to potential increases in interest rates associated with our five-year senior secured term loan facility in an original aggregate principal amount of $516.0 million (the "Senior Secured

Term Loan," formerly referred to as the New Senior Secured Term Loan), which as of March 31, 2023 and December 31, 2022, accounted for approximately 33% and 34% of our outstanding debt, respectively, as well as fluctuations in foreign currency exchange rates, primarily related to our operations in the U.K. We expect continued uncertainty and volatility in the U.S. and global economies which will continue to impact our business.

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

Seasonality

Our revenues are subject to moderate seasonality, due primarily to fluctuations in advertising volumes. Advertising and marketing services revenues for our Gannett Media segment are typically highest in the fourth quarter, primarily due to fluctuations in advertising volumes tied to the holidays, regional weather and levels of activity in our various markets, some of which have a high degree of seasonal residents and tourists. The volume of advertising sales in any period is also impacted by other external factors such as competitors' pricing, advertisers' decisions to increase or decrease their advertising expenditures in response to anticipated consumer demand, and general economic conditions. Uncertain economic conditions continued to adversely impact our advertising revenues in the first quarter of 2023, and the occurrence of these factors has resulted in a reduction in demand for our print and digital advertising, reduced the rates for our advertising, and caused marketers to shift, reduce or stop spend. Refer to "Macroeconomic Environment" above for further discussion.

Environmental, Social and Governance Initiatives

As a leading media organization, our longstanding corporate social responsibility position is driven by our deep commitment to our communities. We are dedicated to ensuring that we have mindful and ethical business practices that positively impact our world. In early 2023, we published our 2023 ESG Report detailing the progress we made on our U.N. Sustainable Development Goals ("U.N. SDGs") that include Reduced Inequalities, Climate Action, and Peace, Justice & Strong Institutions. The 2023 ESG Report included noteworthy highlights such as our efforts to improve our workplace diversity, expand our systems infrastructure to provide Scope 1 and 2 emissions for our entire global carbon footprint and reduce our number of manufacturing facilities. Also, we recently published the inaugural edition of our network-wide 2022 Impact Report, which highlighted what we believe are the most influential articles we produced in 2022 and includes topics such as coverage on inclusion, diversity, and equity, as well as climate change.

RESULTS OF OPERATIONS

Consolidated Summary

A summary of our consolidated results is presented below:

	Three months ended March 31,
In thousands, except per share amounts			Change
	2023	2022	$	%
Operating revenues:
Local and national print	$82,149	$102,744	(20,595)	(20)%
Classified print	65,805	70,774	(4,969)	(7)%
Print advertising	147,954	173,518	(25,564)	(15)%

Digital media	66,133	78,771	(12,638)	(16)%
Digital marketing services (a)	112,683	108,991	3,692	3%
Digital classified	14,077	13,834	243	2%
Digital advertising and marketing services	192,893	201,596	(8,703)	(4)%

Advertising and marketing services	340,847	375,114	(34,267)	(9)%

Print circulation	205,454	258,476	(53,022)	(21)%
Digital-only circulation	35,831	30,126	5,705	19%
Circulation	241,285	288,602	(47,317)	(16)%

Other	86,785	84,361	2,424	3%

Total operating revenues	668,917	748,077	(79,160)	(11)%

Total operating expenses (a)	648,956	750,055	(101,099)	(13)%
Operating income (loss)	19,961	(1,978)	21,939	***
Non-operating expenses	27,030	8,731	18,299	***
Loss before income taxes	(7,069)	(10,709)	3,640	(34)%
Benefit for income taxes	(17,329)	(7,607)	(9,722)	***
Net income (loss)	10,260	(3,102)	13,362	***
Net loss attributable to noncontrolling interests	(84)	(135)	51	(38)%
Net income (loss) attributable to Gannett	$10,344	$(2,967)	$13,311	***

Income (loss) per share attributable to Gannett - basic	$0.07	$(0.02)	$0.09	***
Income (loss) per share attributable to Gannett - diluted	$0.07	$(0.02)	$0.09	***
(a)     Amounts are net of intersegment eliminations of $34.4 million and $33.4 million for the three months ended March 31, 2023 and 2022, respectively, which represent digital advertising marketing services revenues and expenses associated with products sold by our U.S. local Gannett Media sales teams but fulfilled by our DMS segment. When discussing segment results, these revenues and expenses are presented gross but are eliminated in consolidation.
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

Non-operating (income) expense

Interest expense: For the three months ended March 31, 2023, Interest expense was $28.3 million compared to $26.0 million for the three months ended March 31, 2022. The increase in interest expense for the three months ended March 31, 2023 compared to the same period in 2022 was mainly due to the impact of the increase in interest rates on our Senior Secured Term Loan, partially offset by a lower debt balance, mainly driven by quarterly amortization payments and required prepayments on the Senior Secured Term Loan and repurchases of our 2026 Senior Notes.

(Gain) loss on early extinguishment of debt: For the three months ended March 31, 2023, the gain on early extinguishment of debt was $0.5 million compared to a loss of $2.7 million for the three months ended March 31, 2022. For the three months ended March 31, 2023, the change in the (Gain) loss on the early extinguishment of debt compared to the same period in 2022 was mainly due to refinancing activities related to our 2026 Senior Notes and the Senior Secured Term Loan.

Non-operating pension income: For the three months ended March 31, 2023, Non-operating pension income was $1.8 million compared to $18.2 million for the three months ended March 31, 2022. The decrease in non-operating pension income for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to a decrease in the expected return on plan assets mainly driven by a decrease in assets following the annuity contract entered into during the three months ended September 30, 2022 related to the Gannett Retirement Plan (the "GR Plan").

Other non-operating expense (income), net: Other non-operating expense (income), net consisted of certain items that fall outside of our normal business operations. For the three months ended March 31, 2023, we recorded Other non-operating expense, net of $1.0 million, compared to Other non-operating income, net of $1.8 million for the three months ended March 31, 2022.

Benefit for income taxes

The following table outlines our pre-tax net loss before income taxes and income tax accounts:

	Three months ended March 31,
In thousands	2023	2022
Loss before income taxes	$(7,069)	$(10,709)
Benefit for income taxes	(17,329)	(7,607)
Effective tax rate	245.1%	71.0%

The provision for income taxes is calculated by applying the projected annual effective tax rate for the year to the current period income or loss before tax plus the tax effect of any significant or unusual items (discrete events), and changes in tax laws. The benefit for income taxes for the three months ended March 31, 2023, was mainly driven by the tax benefit of the pre-tax book loss, the change in valuation allowances on non-deductible U.S. interest expense carryforwards, the global intangible low-taxed income inclusion and stock compensation. The benefit was calculated using an estimated annual effective tax rate of 273.3%. The estimated annual effective tax rate is principally impacted by valuation allowances on non-deductible interest expense carryforwards, the global intangible low-taxed income inclusion and foreign tax expense, partially offset by the benefit of U.S. pre-tax book loss. The estimated annual effective tax rate is based on the projected tax expense for the full year. We do not anticipate a material financial impact from the Inflation Reduction Act during 2023. See "Recent U.S. Tax Legislation" above.

The benefit for income taxes for the three months ended March 31, 2022, was mainly driven by pre-tax loss and the then current year tax benefit from the release of tax reserves, partially offset by the creation of valuation allowances on non-deductible interest expense carryforwards. The provision was calculated using the estimated annual effective tax rate of 41.3%.

Net income (loss) attributable to Gannett and diluted income (loss) per share attributable to Gannett

For the three months ended March 31, 2023, Net income attributable to Gannett and diluted income per share attributable to Gannett were $10.3 million and $0.07, respectively, compared to Net loss attributable to Gannett and diluted loss per share attributable to Gannett of $3.0 million and $0.02, respectively, for the three months ended March 31, 2022. The change for the three months ended March 31, 2023 compared to the same periods in the prior year reflects the various items discussed above.

Segment Results

Gannett Media segment

A summary of our Gannett Media segment results is presented below:

	Three months ended March 31,
			Change
In thousands	2023	2022	$	%
Operating revenues:
Advertising and marketing services	$262,423	$298,762	$(36,339)	(12)%
Circulation	241,285	288,602	(47,317)	(16)%
Other	85,387	83,055	2,332	3%
Total operating revenues	589,095	670,419	(81,324)	(12)%
Operating expenses:
Operating costs	379,565	426,116	(46,551)	(11)%
Selling, general and administrative expenses	152,648	176,932	(24,284)	(14)%
Depreciation and amortization	33,509	37,431	(3,922)	(10)%
Integration and reorganization costs	4,649	5,721	(1,072)	(19)%
Asset impairments	5	854	(849)	(99)%
Gain on sale or disposal of assets, net	(16,268)	(2,968)	(13,300)	***
Other operating expenses	—	741	(741)	(100)%
Total operating expenses	554,108	644,827	(90,719)	(14)%
Operating income	$34,987	$25,592	$9,395	37%
*** Indicates an absolute value percentage change greater than 100.

Operating revenues

The following table provides the breakout of Operating revenues by category:

	Three months ended March 31,
			Change
In thousands	2023	2022	$	%
Local and national print	$82,149	$102,744	$(20,595)	(20)%
Classified print	65,805	70,774	(4,969)	(7)%
Print advertising	147,954	173,518	(25,564)	(15)%

Digital media	66,133	78,771	(12,638)	(16)%
Digital marketing services	34,259	32,639	1,620	5%
Digital classified	14,077	13,834	243	2%
Digital advertising and marketing services	114,469	125,244	(10,775)	(9)%

Advertising and marketing services	262,423	298,762	(36,339)	(12)%

Print circulation	205,454	258,476	(53,022)	(21)%
Digital-only circulation	35,831	30,126	5,705	19%
Circulation	241,285	288,602	(47,317)	(16)%

Other	85,387	83,055	2,332	3%

Total operating revenues	$589,095	$670,419	$(81,324)	(12)%

For the three months ended March 31, 2023, Local and national print advertising revenues decreased compared to the three months ended March 31, 2022, primarily due to a decrease in advertiser inserts, mainly due to volume declines, and a decrease in local and national print advertisements, mainly due to the ongoing decline associated with secular trends and both a shift and a reduction in spend from customers driven by macroeconomic factors, as well as the absence of $10.3 million of Print Advertising revenues associated with both businesses divested and non-core products which were sunset in 2023 and 2022. For the three months ended March 31, 2023, Classified print advertising revenues decreased compared to the three months ended March 31, 2022, due to lower spend on classified advertisements, mainly driven by lower spend on obituary notifications.

For the three months ended March 31, 2023, Digital media revenues decreased compared to the three months ended March 31, 2022, driven by decreases in both national and local revenue volumes and a reduction in digital advertising demand as a result of a more challenging macroeconomic environment. For the three months ended March 31, 2023, Digital marketing services revenues increased compared to the three months ended March 31, 2022 due to an increase in average revenue per user ("ARPU"), which we define as monthly revenues divided by average client count within the period, partially offset by a decrease in client counts. For the three months ended March 31, 2023, Digital classified revenues increased compared to the three months ended March 31, 2022 due to higher spend on classified advertisements, mainly driven by automotive advertisements, partially offset by lower spend on employment and obituary notifications.

For the three months ended March 31, 2023, Print circulation revenues decreased compared to the three months ended March 31, 2022, due to a decline in home delivery sales, mainly driven by a reduction in the volume of subscribers, partially offset by an increase in rates, as well as a decline in single copy sales reflecting a reduction in volume related to increasing sensitivity from customers due to price increases and product changes. For the three months ended March 31, 2023, Digital-only circulation revenues increased compared to the three months ended March 31, 2022, driven by an increase of 15.4% in paid digital-only subscriptions, including those subscribers on introductory subscription offers, to approximately 2.02 million as of March 31, 2023. For the three months ended March 31, 2023, the increase in Digital-only circulation revenues was offset by a slight decrease in ARPU compared to the same period in the prior year, mainly driven by product mix.

For the three months ended March 31, 2023, Other revenues increased compared to the three months ended March 31, 2022, primarily due to commercial print and delivery growth in local markets, and to a lesser extent, an increase in event revenues (though not to pre-pandemic levels), primarily driven by an increase in sponsorship revenues, registration fees and merchandising revenues, partially offset by fewer events due to a shift in the timing of events driving lower attendance as compared to the same period in the prior year, partially offset by a decrease in digital content syndication volume and other digital revenues.

Operating expenses

For the three months ended March 31, 2023, Operating costs decreased $46.6 million compared to the three months ended March 31, 2022. The following table provides the breakout of Operating costs:

	Three months ended March 31,
			Change
In thousands	2023	2022	$	%
Newsprint and ink	$33,493	$34,632	$(1,139)	(3)%
Distribution	87,372	102,398	(15,026)	(15)%
Compensation and benefits	112,892	140,129	(27,237)	(19)%
Outside services	82,894	82,784	110	—%
Other	62,914	66,173	(3,259)	(5)%
Total operating costs	$379,565	$426,116	$(46,551)	(11)%

For the three months ended March 31, 2023, Newsprint and ink costs decreased compared to the three months ended March 31, 2022, primarily due to a decline in the volume of home delivery and single copy sales, as well as reduction of print offerings, partially offset by higher newsprint prices driven by inflationary pressures experienced during 2022, as well as growth in our commercial print business.

For the three months ended March 31, 2023, Distribution costs decreased compared to the three months ended March 31, 2022, primarily due to the reduced volume of home delivery and single copy sales, cost savings driven by the reduction of print offerings, a decrease in third-party distribution costs, as well as the absence of expenses associated with both businesses divested and non-core products which were sunset in 2023 and 2022, partially offset by higher postage costs.

For the three months ended March 31, 2023, Compensation and benefits costs decreased compared to the three months ended March 31, 2022, primarily due to lower domestic payroll expense driven by a decrease in headcount tied to ongoing cost control initiatives.

For the three months ended March 31, 2023, Other costs decreased compared to the three months ended March 31, 2022, due primarily to the absence of expenses associated with both businesses divested and non-core products which were sunset in 2023 and 2022, and a decrease in facility related expenses, including lower lease, supplies and utilities costs, as well as a decline in property taxes, mainly due to real estate sales, partially offset by an increase in technology costs.

For the three months ended March 31, 2023, Selling, general and administrative expenses decreased $24.3 million compared to the three months ended March 31, 2022. The following table provides the breakout of Selling, general and administrative expenses:

	Three months ended March 31,
			Change
In thousands	2023	2022	$	%
Compensation and benefits	$73,685	$86,866	$(13,181)	(15)%
Outside services and other	78,963	90,066	(11,103)	(12)%
Total selling, general and administrative expenses	$152,648	$176,932	$(24,284)	(14)%

For the three months ended March 31, 2023, Compensation and benefits costs decreased compared to the three months ended March 31, 2022, primarily due to lower payroll expense driven by a decrease in headcount tied to ongoing cost control initiatives.

For the three months ended March 31, 2023, Outside services and other costs, which include services fulfilled by third parties, decreased compared to the three months ended March 31, 2022, due to a decrease in various expenses, including costs related to technology, promotions and professional services.

For the three months ended March 31, 2023, Depreciation and amortization expense decreased compared to the three months ended March 31, 2022, reflecting the impact of fewer print facilities in the first quarter of 2023 compared to the first quarter of 2022.

For the three months ended March 31, 2023, Integration and reorganization costs decreased compared to the three months ended March 31, 2022, mainly due to a decrease in other costs of $2.0 million, primarily due to the reversal of a withdrawal liability related to a multiemployer pension plan, partially offset by an increase in severance costs of $0.9 million.

For the three months ended March 31, 2023, we recognized a net gain on the sale of assets of $16.3 million, primarily related to the sale of a domestic production facility as part of our plan to monetize non-core assets. For the three months ended March 31, 2022, we recognized a net gain on the sale of assets of $3.0 million, primarily related to sales of real estate, partially offset by losses on the sales of non-core products which were divested.

Gannett Media segment Adjusted EBITDA

	Three months ended March 31,
			Change
In thousands	2023	2022	$	%
Net income attributable to Gannett	$35,027	$42,814	$(7,787)	(18)%
Non-operating pension income	(1,815)	(18,213)	16,398	(90)%
Depreciation and amortization	33,509	37,431	(3,922)	(10)%
Integration and reorganization costs	4,649	5,721	(1,072)	(19)%
Other operating expenses	—	741	(741)	(100)%
Asset impairments	5	854	(849)	(99)%
Gain on sale or disposal of assets, net	(16,268)	(2,968)	(13,300)	***
Other items	2,156	2,268	(112)	(5)%
Adjusted EBITDA (non-GAAP basis)(a)	$57,263	$68,648	$(11,385)	(17)%
Net income attributable to Gannett margin	5.9%	6.4%
Adjusted EBITDA margin (non-GAAP basis)(a)(b)	9.7%	10.2%
*** Indicates an absolute value percentage change greater than 100.
(a)See "Non-GAAP Financial Measures" below for additional information about non-GAAP measures.
(b)We define Adjusted EBITDA margin as Adjusted EBITDA divided by total Operating revenues.

For the three months ended March 31, 2023, the decrease in Adjusted EBITDA compared to the three months ended March 31, 2022, was primarily attributable to the changes discussed above.

Digital Marketing Solutions segment

A summary of our DMS segment results is presented below:

	Three months ended March 31,
			Change
In thousands	2023	2022	$	%
Operating revenues:
Advertising and marketing services	$112,817	$109,709	$3,108	3%
Total operating revenues	112,817	109,709	3,108	3%
Operating expenses:
Operating costs	78,990	76,331	2,659	3%
Selling, general and administrative expenses	22,144	22,198	(54)	—%
Depreciation and amortization	5,860	6,458	(598)	(9)%
Integration and reorganization costs	20	151	(131)	(87)%
Loss on sale or disposal of assets, net	35	157	(122)	(78)%
Total operating expenses	107,049	105,295	1,754	2%
Operating income	$5,768	$4,414	$1,354	31%

Operating revenues

For the three months ended March 31, 2023, Advertising and marketing services revenues increased compared to the three months ended March 31, 2022, primarily due to growth in the core direct business, as well as a growth in revenues associated with local markets, partially offset by the impact of the sunset of non-core products.

Operating expenses

For the three months ended March 31, 2023, Operating costs increased $2.7 million compared to the three months ended March 31, 2022. The following table provides the breakout of Operating costs:

	Three months ended March 31,
			Change
In thousands	2023	2022	$	%
Outside services	$69,096	$66,227	$2,869	4%
Compensation and benefits	8,440	7,875	565	7%
Other	1,454	2,229	(775)	(35)%
Total operating costs	$78,990	$76,331	$2,659	3%

For the three months ended March 31, 2023, Outside services costs, which includes professional services fulfilled by third parties, media fees and other digital costs, and paid search and ad serving services, increased compared to the three months ended March 31, 2022, due to an increase in expenses associated with third-party media fees, driven by a corresponding increase in revenues.

For the three months ended March 31, 2023, Compensation and benefits costs increased compared to the three months ended March 31, 2022, primarily due to an increase in payroll expense driven by higher headcount.

For the three months ended March 31, 2023, Other costs decreased compared to the three months ended March 31, 2022, primarily due to a decrease in lease expenses, mainly as a result of exiting space associated with the sunset of non-core products.

For the three months ended March 31, 2023, Selling, general and administrative expenses remained essentially flat compared to the three months ended March 31, 2022. The following table provides the breakout of Selling, general and administrative expenses:

	Three months ended March 31,
			Change
In thousands	2023	2022	$	%
Compensation and benefits	$19,066	$18,598	$468	3%
Outside services and other	3,078	3,600	(522)	(15)%
Total selling, general and administrative expenses	$22,144	$22,198	$(54)	—%

For the three months ended March 31, 2023, Compensation and benefits costs increased compared to the three months ended March 31, 2022, primarily due to an increase in payroll expense driven by higher headcount as well as an increase in incentive pay, driven by a corresponding increase in revenues.

For the three months ended March 31, 2023, Outside services and other costs decreased compared to the three months ended March 31, 2022, due to a decrease in various miscellaneous expenses, including lower technology and software costs, partially offset by higher promotion and marketing expenses, mainly driven by lead generation.

For the three months ended March 31, 2023, Depreciation and amortization expense decreased compared to the three months ended March 31, 2022, primarily due to a decrease in amortization expense, mainly due to the impact of intangibles becoming fully amortized in the fourth quarter of 2022, partially offset by an increase in depreciation expense related to capitalized software.

DMS segment Adjusted EBITDA

	Three months ended March 31,
			Change
In thousands	2023	2022	$	%
Net income attributable to Gannett	$5,623	$5,257	$366	7%
Depreciation and amortization	5,860	6,458	(598)	(9)%
Integration and reorganization costs	20	151	(131)	(87)%
Loss on sale or disposal of assets, net	35	157	(122)	(78)%
Other items	145	(843)	988	***
Adjusted EBITDA (non-GAAP basis)(a)	$11,683	$11,180	$503	4%
Net income attributable to Gannett margin	5.0%	4.8%
Adjusted EBITDA margin (non-GAAP basis)(a)(b)	10.4%	10.2%
*** Indicates an absolute value percentage change greater than 100.
(a)See "Non-GAAP Financial Measures" below for additional information about non-GAAP measures.
(b)We define Adjusted EBITDA margin as Adjusted EBITDA divided by total Operating revenues.

For the three months ended March 31, 2023, the increase in Adjusted EBITDA compared to the three months ended March 31, 2022, was primarily attributable to the changes discussed above.

Corporate and other category

For the three months ended March 31, 2023, Corporate and other operating revenues were $1.4 million compared to $1.3 million for the three months ended March 31, 2022.

For the three months ended March 31, 2023, Corporate and other operating expenses decreased $11.1 million compared to the three months ended March 31, 2022. The following table provides the breakout of Corporate and other operating expenses:

	Three months ended March 31,
			Change
In thousands	2023	2022	$	%
Operating expenses:
Operating costs	$6,026	$795	$5,231	***
Selling, general and administrative expenses	5,598	22,707	(17,109)	(75)%
Depreciation and amortization	4,329	3,894	435	11%
Integration and reorganization costs	7,458	5,526	1,932	35%
(Gain) loss on sale or disposal of assets, net	(1,448)	7	(1,455)	***
Other operating expenses	229	361	(132)	(37)%
Total operating expenses	$22,192	$33,290	$(11,098)	(33)%
*** Indicates an absolute value percentage change greater than 100.

For the three months ended March 31, 2023, Corporate and other operating expenses decreased compared to the three months ended March 31, 2022, primarily due to a decrease in Selling, general and administrative expenses, primarily driven by a decrease in compensation costs, as well as a $1.4 million gain on the sale of intellectual property, partially offset by an increase in Operating costs, mainly due to an increase in Other service costs, and an increase in Integration and reorganization costs, mainly driven by an increase in severance costs, partially offset by a decrease in other costs related to the outsourcing of corporate functions.

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

Details of our cash flows are included in the table below:

	Three months ended March 31,
In thousands	2023	2022
Cash provided by operating activities	$6,718	$32,429
Cash provided by (used for) investing activities	20,704	(6,220)
Cash used for financing activities	(38,640)	(3,818)
Effect of currency exchange rate change on cash	38	(992)
Increase (decrease) in cash, cash equivalents and restricted cash	$(11,180)	$21,399

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

Our cash flow provided by operating activities was $6.7 million for the three months ended March 31, 2023, compared to $32.4 million for the three months ended March 31, 2022. The decrease in cash flow provided by operating activities was primarily due to lower cash receipts related to deferred revenues of $40.9 million and an increase in severance payments of $12.7 million, partially offset by a decrease in contributions to our pension and other postretirement benefit plans of $7.3 million.

Cash flows provided by (used for) investing activities: Cash flows provided by investing activities was $20.7 million for the three months ended March 31, 2023, compared to cash used of $6.2 million for the three months ended March 31, 2022. The increase in cash flows provided by investing activities was primarily due to a decrease in cash paid for acquisitions, net of cash acquired, of $15.4 million, an increase in proceeds from the sale of real estate and other assets of $9.0 million and a decrease in purchases of property, plant and equipment of $2.0 million.

Cash flows used for financing activities: Cash flows used for financing activities was $38.6 million for the three months ended March 31, 2023, compared to $3.8 million for the three months ended March 31, 2022. The increase in cash flows used for financing activities was primarily due to lower borrowings, net of long-term debt of $38.2 million, offset by a decrease in acquisition of noncontrolling interests of $2.1 million, a decrease in payments related to treasury stock of $1.0 million and a $0.4 million decrease in payments related to deferred financing costs.

Debt

As of March 31, 2023, the carrying value of our outstanding debt totaled $1.13 billion, which consisted of $397.6 million related to the Senior Secured Term Loan, $323.8 million related to the 2026 Senior Notes, $405.6 million related to the 2027 Notes (defined below), and $3.3 million related to the remaining 4.75% convertible senior notes due April 15, 2024 (the "2024 Notes").

The Senior Secured Term Loan bears interest at a per annum rate equal to Adjusted Term SOFR (which shall not be less than 0.50% per annum) plus a margin equal to 5.00% or an alternate base rate (which shall not be less than 1.50% per annum) plus a margin equal to 4.00%. We are required to repay the Senior Secured Term Loan from time to time with (i) the proceeds of non-ordinary course asset sales and casualty and condemnation events, (ii) the proceeds of indebtedness not permitted under the Senior Secured Term Loan, and (iii) the aggregate amount of cash and cash equivalents on hand at the Company and its restricted subsidiaries in excess of $100 million at the end of each fiscal year. Subsequent to the amendment effective as of April 8, 2022, the Senior Secured Term Loan is amortized at $15.1 million per quarter (or, if the ratio of debt secured on an equal basis with the Senior Secured Term Loan less unrestricted cash of the Company and its restricted subsidiaries to Consolidated EBITDA (as such terms are defined in the Senior Secured Term Loan ) (such ratio, the "First Lien Net Leverage Ratio"), for the most recently ended period of four consecutive fiscal quarters is equal to or less than 1.20 to 1.00, $7.6 million per quarter). For the three months ended March 31, 2023, we made $31.3 million of prepayments, including quarterly amortization payments, on the Senior Secured Term Loan.

Interest on the 2026 Senior Notes is payable semi-annually in arrears. The 2026 Senior Notes mature on November 1, 2026,

unless redeemed or repurchased earlier pursuant to the 2026 Senior Notes Indenture.

Interest on the 6.0% Senior Secured Convertible Notes due 2027 (the "2027 Notes") is payable semi-annually in arrears. The 2027 Notes mature on December 1, 2027, unless earlier repurchased or converted. The 2027 Notes may be converted at any time by the holders into cash, shares of our common stock, par value $0.01 per share (the "Common Stock") or any combination of cash and Common Stock, at our election. The initial conversion rate is 200 shares of Common Stock per $1,000 principal amount of the 2027 Notes, which is equal to a conversion price of $5.00 per share of Common Stock (the "Conversion Price"). For the three months ended March 31, 2023, no shares were issued upon conversion, exercise, or satisfaction of the required conditions.

Our Senior Secured Term Loan, 2024 Notes, 2026 Senior Notes and 2027 Notes all contain usual and customary covenants and events of default. As of March 31, 2023, we were in compliance with all such covenants and obligations.

Refer to Note 6 — Debt for additional discussion regarding our debt.

Additional information

We continue to evaluate our results of operations, liquidity and cash flows, and as part of these measures, we have taken steps to manage cash outflow by rationalizing expenses and implementing various cost management initiatives. We do not presently pay a quarterly dividend and there can be no assurance that we will pay dividends in the future. In addition, the terms of our indebtedness, including the Senior Secured Term Loan, the 2026 Senior Notes Indenture and the 2027 Notes Indenture have terms that restrict our ability to pay dividends.

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

During the three months ended March 31, 2023, we did not repurchase any shares of Common Stock under the Stock Repurchase Program. As of March 31, 2023, the remaining authorized amount under the Stock Repurchase Program was approximately $96.9 million. We do not currently anticipate repurchasing any shares of Common Stock pursuant to the Stock Repurchase Program during the remainder of 2023.

Beginning with the quarter ended December 31, 2022, and ending with the quarter ending September 30, 2024, the GR Plan's appointed actuary will certify the GR Plan's funded status for each quarter (the "Quarterly Certification") in accordance with U.S. GAAP. If the GR Plan is less than 100% funded, the Company will make a $1.0 million contribution to the GR Plan no later than 60 days following the receipt of the Quarterly Certification, provided, however, that the Company's obligation to make additional contractual contributions will terminate the earlier of (a) the day following the date that a contractual contribution would be due for the quarter ending September 30, 2024, and (b) the date the Company has made a total of $5 million of contractual contributions subsequent to June 30, 2022. As of March 31, 2023, the GR Plan was more than 100% funded.

We expect our capital expenditures for the remainder of 2023 to total approximately $31.2 million. These capital expenditures are anticipated to be primarily comprised of projects related to digital product development, costs associated with our print and technology systems, and system upgrades.

Our leverage may adversely affect our business and financial performance and restricts our operating flexibility. The level of our indebtedness and our ongoing cash flow requirements may expose us to a risk that a substantial decrease in operating cash flows due to, among other things, continued or additional adverse economic conditions or adverse developments in our business, could make it difficult for us to meet the financial and operating covenants contained in our Senior Secured Term Loan, the 2026 Senior Notes, and the 2027 Notes. In addition, our leverage may limit cash flow available for general corporate purposes such as capital expenditures as well as share repurchases and acquisitions and our flexibility to react to competitive, technological, and other changes in our industry and economic conditions generally. We continue to closely monitor economic factors, including but not limited to the current inflationary market and rising interest rates, and we expect to continue to take the steps necessary to appropriately manage liquidity.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

See our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for a discussion of our critical accounting policies and use of estimates. There have been no material changes to our critical accounting policies and use of estimates discussed in such report.

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

Management's use of Adjusted EBITDA and Adjusted EBITDA margin

Adjusted EBITDA and Adjusted EBITDA margin are not measurements of financial performance under U.S. GAAP and should not be considered in isolation or as an alternative to income (loss) from operations, net income (loss), or any other measure of performance or liquidity derived in accordance with U.S. GAAP. We believe these non-GAAP financial measures, as we have defined them, are helpful in identifying trends in our day-to-day performance because the items excluded have little or no significance on our day-to-day operations. These measures provide an assessment of controllable expenses and afford management the ability to make decisions which are expected to facilitate meeting current financial goals as well as achieve optimal financial performance.

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

The table below shows the reconciliation of Net income (loss) attributable to Gannett to Adjusted EBITDA and Net income (loss) attributable to Gannett margin to Adjusted EBITDA margin:

	Three months ended March 31,
In thousands	2023	2022
Net income (loss) attributable to Gannett	$10,344	$(2,967)
Benefit for income taxes	(17,329)	(7,607)
Interest expense	28,330	26,006
(Gain) loss on early extinguishment of debt	(496)	2,743
Non-operating pension income	(1,815)	(18,213)
Depreciation and amortization	43,698	47,783
Integration and reorganization costs	12,127	11,398
Other operating expenses	229	1,102
Asset impairments	5	854
Gain on sale or disposal of assets, net	(17,681)	(2,804)
Share-based compensation expense	3,736	3,393
Other items	1,754	2,483
Adjusted EBITDA (non-GAAP basis)	$62,902	$64,171
Net income (loss) attributable to Gannett margin	1.5%	(0.4)%
Adjusted EBITDA margin (non-GAAP basis)	9.4%	8.6%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including from changes in interest rates and foreign currency exchange rates. Changes in these factors could cause fluctuations in earnings and cash flow. In the normal course of business, exposure to certain of these market risks is managed as described below.

Interest Rates

We generally manage our risk associated with changes in interest rates through the use of a combination of variable and fixed-rate debt. As of March 31, 2023, we had variable and fixed-rate debt totaling $407.1 million and $827.7 million, respectively. Our variable-rate debt consisted of the Senior Secured Term Loan, which bears interest at the Adjusted Term Secured Overnight Financing Rate. A hypothetical interest rate increase of 150 basis points would have increased our interest expense related to our variable-rate debt and likewise decreased our income and cash flows by approximately $1.5 million for the three months ended March 31, 2023. See Note 6 — Debt to our condensed consolidated financial statements for further discussion of our debt.

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

Cumulative foreign currency translation gains and losses reported as part of equity equated to a loss of $8.5 million at March 31, 2023 and a gain of $1.6 million at March 31, 2022. The fluctuation in cumulative foreign currency translation gains and losses was driven by the impact of changing exchange rates, primarily due to the British pound sterling. A hypothetical 10% fluctuation of the price of the British pound sterling and the currencies in our DMS segment against the U.S. dollar would not have materially impacted operating income for the three months ended March 31, 2023.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Quarterly Report under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective in recording, processing, summarizing and reporting on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments with respect to the information previously reported under Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should consider the risks described in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2022. Except as set forth below, there have been no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2022. Any of these risks and uncertainties, including those discussed below, could materially and adversely affect our business, results of operations, financial condition, and/or the market price of our common stock, par value $0.01 per share (the "Common Stock"). The risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2022, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our financial condition and/or operating results.

Risks Related to Macroeconomic Factors

Actual or perceived events involving banking volatility or limited liquidity, defaults or other adverse developments that affect the U.S. or international financial systems, may result in market-wide liquidity problems which could have a material and adverse impact on our available cash and results of operations.

At any point in time, the funds in our operating accounts with financial institutions or financial services industry companies with which we have financial or business relationships may exceed the applicable Federal Deposit Insurance Corporation ("FDIC") insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail. There is no guarantee that the FDIC, the Financial Services Compensation Scheme in the U.K., or the applicable deposit insurance, if any, in other countries in which we conduct significant business, will provide access to all or some uninsured funds in the event of the closure, default or non-performance of the financial institution or financial services industry company with which we have a relationship, or that they would do so in a timely manner. Additionally, if any parties with whom we conduct business are unable to access funds with their financial institutions or financial services industry companies with which they have relationships, such parties may be unable to satisfy their obligations to us. To date, we have not experienced significant losses of cash in our operating accounts or our invested cash or cash equivalents as a result of any banking volatility; however, we can provide no assurances that access to our operating cash or invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. Further, banking volatility or adverse developments impacting financial systems may make equity or debt financing more difficult to obtain, and additional equity or debt financing might not be available on reasonable terms, if at all. Difficulties obtaining equity or debt financing could have a material adverse effect on our financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

The following table details our monthly share repurchases of the Company's common stock, par value $0.01 per share (the "Common Stock") during the three months ended March 31, 2023:

In thousands, except per share amounts	Total number of shares purchased (a)	Average price paid per share (a)	Total number of shares purchased as part of publicly announced program (b)	Maximum approximate dollar value that may yet be purchased under the Stock Repurchase Program (b)
Period
January 1, 2023 - January 31, 2023	—	$—	—	$—
February 1, 2023 - February 28, 2023	—	$—	—	$—
March 1, 2023 - March 31, 2023 (b)	66	$1.83	—	$—
Total	66	$1.83	—	$—

(a)Represents shares of Common Stock withheld pursuant to the 2020 Omnibus Incentive Compensation Plan to cover employee tax-withholding obligations upon vesting of restricted stock awards that vested in the first quarter of 2023. Amounts in the average price paid per share column reflect the weighted average price for shares withheld in satisfaction of these tax-withholding obligations.
(b)In February 2022, the Company's Board of Directors authorized the repurchase of up to $100 million of Common Stock (the "Stock Repurchase Program"). Repurchases may be made from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or by means of one or more tender offers, in each case, as permitted by securities laws and other legal requirements. During the three months ended March 31, 2023, the Company did not repurchase any shares of Common Stock under the Stock Repurchase Program. As of March 31, 2023, the remaining authorized amount under the Stock Repurchase Program was approximately $96.9 million. The Company does not anticipate repurchasing any shares of Common Stock pursuant to the Stock Repurchase Program during 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

This item is not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description	Location
10.1	Form of Gannett Co., Inc. Employee Cash Performance Unit Award Agreement (2020 Omnibus Incentive Compensation Plan, as amended).*	Filed herewith.
10.2	Form of Gannett Co., Inc. Employee Restricted Stock Grant Agreement (2020 Omnibus Incentive Compensation Plan, as amended).*	Filed herewith.
10.3	Form of Gannett Co., Inc. Employee Long-Term Cash Award Agreement (2020 Omnibus Incentive Compensation Plan, as amended).*	Filed herewith.
10.4	Gannett Co., Inc. 2023 Annual Bonus Plan.*†	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(d) of the Securities Exchange Act of 1934.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(d) of the Securities Exchange Act of 1934.	Filed herewith.
32.1	Section 1350 Certification of Principal Executive Officer.	Furnished herewith.
32.2	Section 1350 Certification of Principal Financial Officer.	Furnished herewith.
101
The following financial information from Gannett Co., Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income; (iii) Condensed Consolidated Statements of Cash Flow; (iv) Condensed Consolidated Statements of Equity; and (v) Notes to Condensed Consolidated Financial Statements
Attached.
104	Cover Page Interactive Data File (formatted as Inline XBRL and embedded within the Inline XBRL document)	Attached.

*	Management contract or compensatory plan or arrangement.
†	Certain identified information has been redacted from the exhibit in accordance with Item 601(b)(10) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 4, 2023	GANNETT CO., INC.

/s/ Douglas E. Horne
Douglas E. Horne
Chief Financial Officer and Chief Accounting Officer
(On behalf of the Registrant and as principal financial and principal accounting officer)