Form 10-Q
period 2023-06-30
Gannett Co., Inc.
filed 2023-08-03
CIK 1579684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of July 31, 2023, 149,072,872 shares of the registrant's Common Stock were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Part I, Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Part II, Item 1A — Risk Factors" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our current views regarding, among other things, our future growth, results of operations, performance, business prospects and opportunities, and our environmental, social and governance goals, and are not statements of historical fact. Words such as "anticipate(s)," "expect(s)," "intend(s)," "plan(s)," "goal," "project(s)," "believe(s)," "will," "aim," "would," "could," "can," "may," "seek(s)," "estimate(s)" and similar expressions are intended to identify such forward-looking statements.

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

INDEX TO GANNETT CO., INC.
Q2 2023 FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GANNETT CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share data	June 30, 2023	December 31, 2022
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$106,633	$94,255
Accounts receivable, net of allowance of $13,170 and $16,697 as of June 30, 2023 and December 31, 2022, respectively	250,164	289,415
Inventories	29,449	45,223
Prepaid expenses	51,846	46,205
Other current assets	43,693	32,679
Total current assets	481,785	507,777
Property, plant and equipment, net of accumulated depreciation of $387,919 and $360,522 as of June 30, 2023 and December 31, 2022, respectively	254,402	305,994
Operating lease assets	223,174	233,322
Goodwill	533,796	533,166
Intangible assets, net	569,757	613,358
Deferred tax assets	71,731	56,618
Pension and other assets	172,193	143,320
Total assets	$2,306,838	$2,393,555
Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$302,308	$351,848
Deferred revenue	137,478	153,648
Current portion of long-term debt	63,752	60,452
Operating lease liabilities	46,556	44,872
Other current liabilities	5,606	6,218
Total current liabilities	555,700	617,038
Long-term debt	647,811	695,642
Convertible debt	408,992	405,681
Deferred tax liabilities	—	1,439
Pension and other postretirement benefit obligations	47,989	50,710
Long-term operating lease liabilities	205,753	219,109
Other long-term liabilities	113,696	108,563
Total noncurrent liabilities	1,424,241	1,481,144
Total liabilities	1,979,941	2,098,182
Commitments and contingent liabilities (See Note 11)
Equity
Preferred stock, $0.01 par value per share, 300,000 shares authorized, of which 0 shares and 150,000 shares were designated as Series A Junior Participating Preferred Stock at June 30, 2023 and December 31, 2022, respectively, none of which were issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value per share, 2,000,000,000 shares authorized, 158,436,428 shares issued and 149,125,668 shares outstanding at June 30, 2023; 153,286,104 shares issued and 146,223,179 shares outstanding at December 31, 2022	1,584	1,533
Treasury stock, at cost, 9,310,760 shares and 7,062,925 shares at June 30, 2023 and December 31, 2022, respectively	(17,370)	(14,737)
Additional paid-in capital	1,418,577	1,409,578
Accumulated deficit	(1,001,734)	(999,401)
Accumulated other comprehensive loss	(73,694)	(101,231)
Total Gannett stockholders' equity	327,363	295,742
Noncontrolling interests	(466)	(369)
Total equity	326,897	295,373
Total liabilities and equity	$2,306,838	$2,393,555
The accompanying notes are an integral part of these condensed consolidated financial statements.

GANNETT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
In thousands, except per share amounts	2023	2022	2023	2022
Advertising and marketing services	$353,310	$383,609	$694,157	$758,723
Circulation	233,612	274,624	474,897	563,226
Other	85,435	90,427	172,220	174,788
Total operating revenues	672,357	748,660	1,341,274	1,496,737
Operating costs	426,096	476,002	856,284	945,887
Selling, general and administrative expenses	184,127	227,836	364,517	449,673
Depreciation and amortization	39,784	49,530	83,482	97,313
Integration and reorganization costs	7,287	15,745	19,414	27,143
Asset impairments	1,177	85	1,182	939
(Gain) loss on sale or disposal of assets, net	146	372	(17,535)	(2,432)
Other operating expenses	229	314	458	1,416
Total operating expenses	658,846	769,884	1,307,802	1,519,939
Operating income (loss)	13,511	(21,224)	33,472	(23,202)
Interest expense	28,559	26,084	56,889	52,090
(Gain) loss on early extinguishment of debt	—	749	(496)	3,492
Non-operating pension income	(2,263)	(18,160)	(4,078)	(36,373)
Other non-operating (income) expense, net	(1,428)	1,645	(417)	(160)
Non-operating expenses	24,868	10,318	51,898	19,049
Loss before income taxes	(11,357)	(31,542)	(18,426)	(42,251)
Provision (benefit) for income taxes	1,333	22,158	(15,996)	14,551
Net loss	(12,690)	(53,700)	(2,430)	(56,802)
Net loss attributable to noncontrolling interests	(13)	(12)	(97)	(147)
Net loss attributable to Gannett	$(12,677)	$(53,688)	$(2,333)	$(56,655)

Loss per share attributable to Gannett - basic	$(0.09)	$(0.39)	$(0.02)	$(0.41)
Loss per share attributable to Gannett - diluted	$(0.09)	$(0.39)	$(0.02)	$(0.41)

Other comprehensive income (loss):
Foreign currency translation adjustments	$5,827	$(15,648)	$12,164	$(23,204)
Pension and other postretirement benefit items:
Net actuarial gain	13,968	12,786	25,564	10,990
Amortization of net actuarial gain (loss)	8	(217)	12	(249)
Amortization of prior service cost	17	—	33	—
Equity method investments	—	—	610	—
Other	(2,631)	1,469	(5,542)	2,005
Total pension and other postretirement benefit items	11,362	14,038	20,677	12,746
Other comprehensive income (loss) before tax	17,189	(1,610)	32,841	(10,458)
Income tax provision related to components of other comprehensive income (loss)	2,942	3,250	5,304	2,793
Other comprehensive income (loss), net of tax	14,247	(4,860)	27,537	(13,251)
Comprehensive income (loss)	1,557	(58,560)	25,107	(70,053)
Comprehensive loss attributable to noncontrolling interests	(13)	(12)	(97)	(147)
Comprehensive income (loss) attributable to Gannett	$1,570	$(58,548)	$25,204	$(69,906)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GANNETT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
In thousands	2023	2022
Operating activities
Net loss	$(2,430)	$(56,802)
Adjustments to reconcile net loss to operating cash flows:
Depreciation and amortization	83,482	97,313
Share-based compensation expense	8,783	8,778
Non-cash interest expense	10,567	10,641
Gain on sale or disposal of assets, net	(17,535)	(2,432)
(Gain) loss on early extinguishment of debt	(496)	3,492
Asset impairments	1,182	939
Pension and other postretirement benefit obligations	(6,792)	(51,353)
Change in other assets and liabilities, net	(23,975)	(8,888)
Cash provided by operating activities	52,786	1,688
Investing activities
Acquisitions, net of cash acquired	—	(15,432)
Purchase of property, plant and equipment	(16,448)	(23,292)
Proceeds from sale of real estate and other assets	31,465	29,623
Change in other investing activities	(12)	(548)
Cash provided by (used for) investing activities	15,005	(9,649)
Financing activities
Payments of deferred financing costs	—	(957)
Borrowings of long-term debt	—	80,000
Repayments of long-term debt	(51,291)	(104,879)
Acquisition of noncontrolling interests	—	(2,050)
Treasury stock	(2,622)	(6,529)
Changes in other financing activities	(647)	(632)
Cash used for financing activities	(54,560)	(35,047)
Effect of currency exchange rate change on cash	98	(1,140)
Increase (decrease) in cash, cash equivalents and restricted cash	13,329	(44,148)
Cash, cash equivalents and restricted cash at beginning of period	104,804	143,619
Cash, cash equivalents and restricted cash at end of period	$118,133	$99,471
The accompanying notes are an integral part of these condensed consolidated financial statements.

GANNETT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three months ended June 30, 2023
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Treasury stock		Non-controlling interest
In thousands	Shares	Amount				Shares	Amount		Total
Balance at March 31, 2023	157,981	$1,580	$1,413,397	$(87,941)	$(989,057)	8,760	$(16,883)	$(453)	$320,643
Net loss attributable to Gannett	—	—	—	—	(12,677)	—	—	(13)	(12,690)
Other comprehensive income, net(a)	—	—	—	14,247	—	—	—	—	14,247
Share-based compensation expense	—	—	5,047	—	—	—	—	—	5,047
Issuance of common stock	455	4	21	—	—	—	—	—	25
Treasury stock	—	—	—	—	—	167	(483)	—	(483)
Restricted share forfeiture	—	—	—	—	—	384	(4)	—	(4)
Other activity	—	—	112	—	—	—	—	—	112
Balance at June 30, 2023	158,436	$1,584	$1,418,577	$(73,694)	$(1,001,734)	9,311	$(17,370)	$(466)	$326,897

	Three months ended June 30, 2022
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Treasury stock		Non-controlling interest
In thousands	Shares	Amount				Shares	Amount		Total
Balance at March 31, 2022	151,017	$1,510	$1,397,516	$51,607	$(924,366)	3,188	$(11,290)	$(251)	$514,726
Net loss attributable to Gannett	—	—	—	—	(53,688)	—	—	(12)	(53,700)
Restricted stock awards settled, net of withholdings	—	—	(18)	—	—	—	—	—	(18)
Restricted share grants	1,303	13	(13)	—	—	—	—	—	—
Other comprehensive loss, net(a)	—	—	—	(4,860)	—	—	—	—	(4,860)
Share-based compensation expense	—	—	5,385	—	—	—	—	—	5,385
Issuance of common stock	278	3	23	—	—	—	—	—	26
Treasury stock	—	—	—	—	—	863	(3,391)	—	(3,391)
Restricted share forfeiture	—	—	—	—	—	1,759	(19)	—	(19)
Other activity	—	—	(241)	—	—	—	—	—	(241)
Balance at June 30, 2022	152,598	$1,526	$1,402,652	$46,747	$(978,054)	5,810	$(14,700)	$(263)	$457,908
(a) For the three months ended June 30, 2023 and 2022, Other comprehensive income (loss) is net of income tax provision of $2.9 million and $3.3 million, respectively.

GANNETT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Six months ended June 30, 2023
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Treasury stock		Non-controlling interest
In thousands	Shares	Amount				Shares	Amount		Total
Balance at December 31, 2022	153,286	$1,533	$1,409,578	$(101,231)	$(999,401)	7,063	$(14,737)	$(369)	$295,373
Net loss attributable to Gannett	—	—	—	—	(2,333)	—	—	(97)	(2,430)
Restricted share grants	4,682	47	(47)	—	—	—	—	—	—
Other comprehensive income, net(a)	—	—	—	27,537	—	—	—	—	27,537
Share-based compensation expense	—	—	8,783	—	—	—	—	—	8,783
Issuance of common stock	468	4	46	—	—	—	—	—	50
Treasury stock	—	—	—	—	—	1,124	(2,622)	—	(2,622)
Restricted share forfeiture	—	—	—	—	—	1,124	(11)	—	(11)
Other activity	—	—	217	—	—	—	—	—	217
Balance at June 30, 2023	158,436	$1,584	$1,418,577	$(73,694)	$(1,001,734)	9,311	$(17,370)	$(466)	$326,897

	Six months ended June 30, 2022
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Treasury stock		Non-controlling interest
In thousands	Shares	Amount				Shares	Amount		Total
Balance at December 31, 2021	144,667	$1,446	$1,400,206	$59,998	$(921,399)	2,368	$(8,151)	$(2,485)	$529,615
Net loss attributable to Gannett	—	—	—	—	(56,655)	—	—	(147)	(56,802)
Acquisition of noncontrolling interests	—	—	(4,419)	—	—	—	—	2,369	(2,050)
Restricted stock awards settled, net of withholdings	615	7	(1,559)	—	—	—	—	—	(1,552)
Restricted share grants	7,031	70	(70)	—	—	—	—	—	—
Other comprehensive loss, net(a)	—	—	—	(13,251)	—	—	—	—	(13,251)
Share-based compensation expense	—	—	8,778	—	—	—	—	—	8,778
Issuance of common stock	285	3	85	—	—	—	—	—	88
Treasury stock	—	—	—	—	—	1,555	(6,529)	—	(6,529)
Restricted share forfeiture	—	—	—	—	—	1,887	(20)	—	(20)
Other activity	—	—	(369)	—	—	—	—	—	(369)
Balance at June 30, 2022	152,598	$1,526	$1,402,652	$46,747	$(978,054)	5,810	$(14,700)	$(263)	$457,908
(a) For the six months ended June 30, 2023 and 2022, Other comprehensive income (loss) is net of income tax provision of $5.3 million and $2.8 million, respectively.

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

In the opinion of management, the unaudited condensed consolidated financial statements as of June 30, 2023 include all the assets, liabilities, revenues, expenses and cash flows of entities which Gannett controls due to ownership of a majority voting interest ("subsidiaries"). All significant intercompany accounts and transactions have been eliminated in consolidation, and the Company consolidates its subsidiaries.

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

The Company's condensed consolidated statements of operations and comprehensive income (loss) present revenues disaggregated by revenue type. Sales taxes and other usage-based taxes are excluded from revenues. The following table presents our revenues disaggregated by source:

	Three months ended June 30,		Six months ended June 30,
In thousands	2023	2022	2023	2022
Print advertising	$149,275	$173,453	$297,229	$346,971
Digital advertising and marketing services	204,035	210,156	396,928	411,752
Total advertising and marketing services	353,310	383,609	694,157	758,723
Circulation	233,612	274,624	474,897	563,226
Other	85,435	90,427	172,220	174,788
Total revenues	$672,357	$748,660	$1,341,274	$1,496,737

For the three and six months ended June 30, 2023, revenues generated from international locations were approximately 10.0% and 10.1% of total revenues, respectively. For the three and six months ended June 30, 2022, revenues generated from international locations were approximately 9.8% and 9.3% of total revenues, respectively.

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

The following table presents the change in the deferred revenues balance by type of revenues:

	Six months ended June 30, 2023			Six months ended June 30, 2022
In thousands	Advertising, marketing services, and other	Circulation	Total	Advertising, marketing services, and other	Circulation	Total
Beginning balance	$46,327	$107,321	$153,648	$60,665	$124,173	$184,838
Acquisition	—	—	—	—	2,388	2,388
Cash receipts, net of refunds	138,697	407,797	546,494	140,331	489,333	629,664
Revenue recognized	(146,364)	(416,300)	(562,664)	(149,353)	(493,425)	(642,778)
Ending balance	$38,660	$98,818	$137,478	$51,643	$122,469	$174,112

NOTE 3 — Accounts receivable, net

Receivables are presented net of allowances, which reflect the Company's expected credit losses based on historical experience as well as current and expected economic conditions. The following table presents changes in the allowance for doubtful accounts:

	Six months ended June 30,
In thousands	2023	2022
Beginning balance	$16,697	$16,470
Current period provision	3,305	1,629
Write-offs charged against the allowance	(8,993)	(8,503)
Recoveries of amounts previously written-off	2,045	1,994
Other	116	377
Ending balance	$13,170	$11,967

For the three and six months ended June 30, 2023, the Company recorded $1.9 million and $3.3 million in bad debt expense, respectively. For the three and six months ended June 30, 2022, the Company recorded $4.0 million and $1.6 million in bad debt expense, respectively. Bad debt expense is included in Selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss).

NOTE 4 — Goodwill and intangible assets

Goodwill and intangible assets consisted of the following:

	June 30, 2023			December 31, 2022
In thousands	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets:
Advertiser relationships	$446,470	$214,016	$232,454	$445,775	$192,032	$253,743
Other customer relationships	102,292	51,290	51,002	102,224	45,811	56,413
Subscriber relationships	251,097	141,097	110,000	251,083	126,899	124,184
Other intangible assets	68,780	59,245	9,535	68,780	55,932	12,848
Sub-total	$868,639	$465,648	$402,991	$867,862	$420,674	$447,188
Indefinite-lived intangible assets:
Mastheads			166,766			166,170
Total intangible assets			$569,757			$613,358

Goodwill			$533,796			$533,166

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

As of June 30, 2023, the Company performed a review of potential impairment indicators under both ASC 350 and ASC 360 and it was determined that no indicators of impairment were present.

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

Severance-related expenses

The Company recorded severance-related expenses by segment as follows:

	Three months ended June 30,		Six months ended June 30,
In thousands	2023	2022	2023	2022
Gannett Media	$1,708	$10,595	$7,820	$15,772
Digital Marketing Solutions	(48)	140	(28)	149
Corporate and other	891	902	5,012	1,076
Total	$2,551	$11,637	$12,804	$16,997

A roll-forward of the accrued severance and related expenses included in Accounts payable and accrued liabilities on the condensed consolidated balance sheets for the six months ended June 30, 2023 is as follows:

In thousands	Severance and related costs
Beginning balance	$29,773
Restructuring provision included in integration and reorganization costs	12,804
Cash payments	(28,781)
Ending balance	$13,796

Other restructuring-related expenses

Other restructuring-related expenses represent costs for consolidating operations, systems implementation, outsourcing of corporate functions and facility consolidations. The Company recorded Other restructuring-related costs by segment as follows:

	Three months ended June 30,		Six months ended June 30,
In thousands	2023	2022	2023	2022
Gannett Media (a)	$602	$446	$(861)	$990
Digital Marketing Solutions	—	153	—	295
Corporate and other	4,134	3,509	7,471	8,861
Total	$4,736	$4,108	$6,610	$10,146
(a) For the six months ended June 30, 2023, Other restructuring-related costs at the Gannett Media segment reflected the reversal of a withdrawal liability related to a multiemployer pension plan.

NOTE 6 — Debt

The Company's debt consisted of the following:

	June 30, 2023				December 31, 2022
In millions	Principal balance	Unamortized original issue discount	Unamortized deferred financing costs	Carrying value	Principal balance	Unamortized original issue discount	Unamortized deferred financing costs	Carrying value
Senior Secured Term Loan	$392.0	$(7.1)	$(1.5)	$383.4	$438.4	$(8.9)	$(1.9)	$427.6
2026 Senior Notes	339.1	(8.0)	(6.2)	324.9	345.2	(9.4)	(7.3)	328.5
2027 Notes	485.3	(74.7)	(1.6)	409.0	485.3	(81.2)	(1.7)	402.4
2024 Notes	3.3	—	—	3.3	3.3	—	—	3.3
Total debt	$1,219.7	$(89.8)	$(9.3)	$1,120.6	$1,272.2	$(99.5)	$(10.9)	$1,161.8
Less: Current portion of long-term debt	$(63.8)	$—	$—	$(63.8)	$(60.5)	$—	$—	$(60.5)
Non-current portion of long-term debt	$1,155.9	$(89.8)	$(9.3)	$1,056.8	$1,211.7	$(99.5)	$(10.9)	$1,101.3

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

The Senior Secured Term Loan bears interest at a per annum rate equal to the Adjusted Term SOFR (which shall not be less than 0.50% per annum) plus a margin equal to 5.00% or an alternate base rate (which shall not be less than 1.50% per annum) plus a margin equal to 4.00%. Loans under the Senior Secured Term Loan may be prepaid, at the option of Gannett Holdings, at any time without premium. In addition, we are required to repay the Senior Secured Term Loan from time to time with (i) the proceeds of non-ordinary course asset sales and casualty and condemnation events, (ii) the proceeds of indebtedness not permitted under the Senior Secured Term Loan, and (iii) the aggregate amount of cash and cash equivalents on hand at the Company and its restricted subsidiaries in excess of $100 million at the end of each fiscal year of the Company. Subsequent to the amendment effective as of April 8, 2022, the Senior Secured Term Loan is amortized at $15.1 million per quarter (or, if the ratio of debt secured on an equal basis with the Senior Secured Term Loan less unrestricted cash of the Company and its restricted subsidiaries to Consolidated EBITDA (as such terms are defined in the Senior Secured Term Loan) (such ratio, the "First Lien Net Leverage Ratio"), for the most recently ended period of four consecutive fiscal quarters is equal to or less than 1.20 to 1.00, $7.6 million per quarter). All obligations under the Senior Secured Term Loan are secured by all or substantially all of the assets of the Company and the wholly-owned domestic subsidiaries of the Company (the "Senior Secured Term Loan Guarantors"). The obligations of Gannett Holdings under the Senior Secured Term Loan are guaranteed on a senior secured basis by the Company and the Senior Secured Term Loan Guarantors.

The Senior Secured Term Loan contains usual and customary covenants for credit facilities of this type, including a requirement to have minimum unrestricted cash of $30 million as of the last day of each fiscal quarter, and restricts, among other things, our ability to incur debt, grant liens, sell assets, make investments and pay dividends, in each case with customary exceptions, including an exception that permits dividends and repurchases of outstanding junior debt or equity in (i) an amount of up to $25 million per fiscal quarter if the First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 2.00 to 1.00, (ii) an amount of up to $50 million per fiscal quarter if the First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 1.50 to 1.00, and (iii) an unlimited amount if First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 1.00 to 1.00. As of June 30, 2023, the Company was in compliance with all of the covenants and obligations under the Senior Secured Term Loan.

As of June 30, 2023 and December 31, 2022, the Senior Secured Term Loan was recorded at carrying value, which approximated fair value, in the condensed consolidated balance sheets and was classified as Level 2.

For the three and six months ended June 30, 2023, the Company recognized interest expense of $10.4 million and $20.7 million, respectively, and paid cash interest of $10.4 million and $20.8 million, respectively. For the three and six months ended June 30, 2022, the Company recognized interest expense of $7.5 million and $14.4 million, respectively, and paid cash interest of $7.5 million and $14.4 million, respectively. For the three and six months ended June 30, 2023, the Company recognized amortization of original issue discount of $0.7 million and $1.5 million, respectively, and amortization of deferred financing costs of $0.2 million and $0.3 million, respectively. For the three and six months ended June 30, 2022, the Company recognized amortization of original issue discount of $0.9 million and $1.8 million, respectively, and amortization of deferred financing costs of $0.2 million and $0.4 million, respectively. Additionally, during the three months ended June 30, 2023, there was no gain or loss on early extinguishment of debt, and during the six months ended June 30, 2023, the Company recognized losses on early extinguishment of debt of $0.4 million. For the three and six months ended June 30, 2022, the Company recognized losses on early extinguishment of debt of $0.4 million and $1.8 million, respectively, related to the write-off of original issue discount and deferred financing costs as a result of early prepayments on the Senior Secured Term Loan.

For the three and six months ended June 30, 2023, the Company made $15.1 million and $46.4 million, respectively, of prepayments, including quarterly amortization payments, which were classified as financing activities in the condensed consolidated statements of cash flows. As of June 30, 2023, the effective interest rate for the Senior Secured Term Loan was 11.1%.

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

For the six months ended June 30, 2023, the Company repurchased $6.1 million in aggregate principal amount of outstanding 2026 Senior Notes at a discount to par value pursuant to a privately negotiated agreement with a holder of the 2026 Senior Notes. As a result of this transaction, for the six months ended June 30, 2023, the Company recognized a net gain on the early extinguishment of debt of approximately $0.9 million, which included the write-off of unamortized original issue discount and deferred financing costs.

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

As of June 30, 2023 and December 31, 2022, the 2026 Senior Notes were recorded at carrying value in the condensed consolidated balance sheets, which did not approximate fair value. The 2026 Senior Notes were classified as Level 2, and based on unadjusted quoted prices in the active market obtained from third-party pricing services, the Company determined that the estimated fair value of the 2026 Senior Notes was $287.6 million and $281.7 million as of June 30, 2023 and December 31, 2022, respectively, and was primarily affected by fluctuations in market interest rates.

The unamortized original issue discount and deferred financing costs will be amortized over the remaining contractual life of the 2026 Senior Notes using the effective interest method. For the three and six months ended June 30, 2023, the Company recognized interest expense of $5.1 million and $10.1 million, respectively, and paid cash interest of $10.2 million and $10.3 million, respectively. For the three and six months ended June 30, 2022, the Company recognized interest expense of $5.5 million and $11.5 million, respectively, and paid cash interest of $12.3 million and $12.9 million, respectively. For the three and six months ended June 30, 2023, the Company recognized amortization of original issue discount of $0.6 million and $1.2 million, respectively, and amortization of deferred financing costs of $0.5 million and $1.0 million, respectively. For the three and six months ended June 30, 2022, the Company recognized amortization of original discount of $0.7 million and $1.4 million, respectively, and amortization of deferred financing costs of $0.5 million and $1.1 million, respectively. As of June 30, 2023, the effective interest rate on the 2026 Senior Notes was 7.3%.

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

The 2027 Notes Indenture includes affirmative and negative covenants, including limitations on liens, indebtedness, dispositions, loans, advances and investors, sale and leaseback transactions, restricted payments, transactions with affiliates, restrictions on dividends and other payment restrictions affecting restricted subsidiaries, negative pledges and modifications to certain agreements. The 2027 Notes Indenture also requires that the Company maintain, as of the last day of each fiscal quarter, at least $30.0 million of Qualified Cash (as defined in the 2027 Notes Indenture). The 2027 Notes Indenture includes customary events of default.

The 2027 Notes have two components: (i) a debt component, and (ii) an equity component. As of June 30, 2023 and December 31, 2022, the debt component of the 2027 Notes was recorded at carrying value in the condensed consolidated balance sheets. The carrying value of the 2027 Notes reflected the balance of the unamortized discount related to the value of the conversion feature assessed at inception and did not approximate fair value as of June 30, 2023 and December 31, 2022. The 2027 Notes were classified as Level 2, and based on unadjusted quoted prices in the active market obtained from third-party pricing services, the Company determined that the estimated fair value of the 2027 Notes was $374.2 million and $353.7 million as of June 30, 2023 and December 31, 2022, respectively, and was primarily affected by fluctuations in market interest rates and the price of the Company's Common Stock. The fair value of the equity component was classified as Level 3 because it was measured at fair value using a binomial lattice model using assumptions based on market information and historical data, and significant unobservable inputs. As of June 30, 2023 and December 31, 2022, the amount of the conversion feature recorded in Additional paid-in capital was $279.6 million.

For the three and six months ended June 30, 2023, the Company recognized interest expense of $7.3 million and $14.5 million, respectively, and paid interest expense of $14.6 million for both the three and six months ended June 30, 2023. For the three and six months ended June 30, 2022, the Company recognized interest expense of $7.3 million and $14.5 million, respectively, and paid interest expense of $14.6 million for both the three and six months ended June 30, 2022. In addition, during the three and six months ended June 30, 2023, the Company recognized amortization of the original issue discount of $3.3 million and $6.5 million, respectively, and an immaterial amount of amortization of deferred financing costs. For the three and six months ended June 30, 2022, the Company recognized amortization of original issue discount of $2.9 million and $5.8 million, respectively, and an immaterial amount of amortization of deferred financing costs. As of June 30, 2023, the effective interest rate on the liability component of the 2027 Notes was 10.5%.

For the six months ended June 30, 2023, no shares were issued upon conversion, exercise, or satisfaction of the required conditions. Refer to Note 10 — Supplemental equity information for details on the impact of the 2027 Notes to diluted earnings per share under the if-converted method.

Senior Convertible Notes due 2024

The $3.3 million principal value of the remaining 4.75% convertible senior notes due April 15, 2024 (the "2024 Notes") outstanding is reported within the Current portion of long-term debt in the condensed consolidated balance sheets. As of June 30, 2023, the effective interest rate on the 2024 Notes was 6.05%. As of June 30, 2023 and December 31, 2022, the 2024 Notes were recorded at carrying value, which approximated fair value, in the condensed consolidated balance sheets and were classified as Level 2.

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

Retirement plan costs include the following components:

	Pension benefits		Postretirement benefits
	Three months ended June 30,		Three months ended June 30,
In thousands	2023	2022	2023	2022
Operating expenses:
Service cost - benefits earned during the period	$346	$434	$10	$23
Non-operating expenses:
Interest cost on benefit obligation	20,894	18,132	632	434
Expected return on plan assets	(23,814)	(36,509)	—	—
Amortization of prior service benefit	17	—	—	—
Amortization of actuarial loss (gain)	544	25	(536)	(242)
Total non-operating (benefit) expenses	$(2,359)	$(18,352)	$96	$192
Total expense (benefit) for retirement plans	$(2,013)	$(17,918)	$106	$215

	Pension benefits		Postretirement benefits
	Six months ended June 30,		Six months ended June 30,
In thousands	2023	2022	2023	2022
Operating expenses:
Service cost - benefits earned during the period	$670	$909	$20	$38
Non-operating expenses:
Interest cost on benefit obligations	42,095	36,781	1,264	885
Expected return on plan assets	(47,482)	(73,790)	—	—
Amortization of prior service benefit	33	—	—	—
Amortization of actuarial loss (gain)	1,084	45	(1,072)	(294)
Total non-operating (benefit) expense	$(4,270)	$(36,964)	$192	$591
Total (benefit) expense for retirement plans	$(3,600)	$(36,055)	$212	$629

Contributions

We are contractually obligated to contribute to our pension and postretirement benefit plans. During the six months ended June 30, 2023, we contributed $0.6 million and $2.8 million to our pension and other postretirement plans, respectively. Beginning with the quarter ended December 31, 2022, and ending with the quarter ending September 30, 2024, the GR Plan's appointed actuary will certify the GR Plan's funded status for each quarter (the "Quarterly Certification") in accordance with U.S. GAAP. If the GR Plan is less than 100% funded, the Company will make a $1.0 million contribution to the GR Plan no later than 60 days following the receipt of the Quarterly Certification, provided, however, that the Company's obligation to make additional contractual contributions will terminate the earlier of (a) the day following the date that a contractual contribution would be due for the quarter ending September 30, 2024, and (b) the date the Company has made a total of $5.0 million of contractual contributions subsequent to June 30, 2022. As of June 30, 2023, the GR Plan was more than 100% funded.

NOTE 8 — Fair value measurement

In accordance with ASC 820 "Fair Value Measurement," fair value measurements are required to be disclosed using a three-tiered fair value hierarchy which distinguishes between assumptions based on market data (observable inputs) and the Company's own assumptions (unobservable inputs). Level 1 refers to fair values determined based on quoted prices in active markets for identical assets or liabilities, Level 2 refers to fair values estimated using significant other observable inputs and Level 3 includes fair values estimated using significant unobservable inputs.

As of June 30, 2023 and December 31, 2022, assets and liabilities recorded at fair value and measured on a recurring basis primarily consist of pension plan assets. As permitted by U.S. GAAP, we use net asset values ("NAV") as a practical expedient to determine the fair value of certain investments. These investments measured at NAV have not been classified in the fair value hierarchy.

The Company's debt is recorded on the condensed consolidated balance sheets at carrying value. Refer to Note 6 — Debt for additional discussion regarding fair value of the Company's debt instruments.

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). Assets held for sale (Level 3), which are recorded in Other current assets on the condensed consolidated balance sheets, are measured on a nonrecurring basis and are evaluated using executed purchase agreements, letters of intent or third-party valuation analyses when certain circumstances arise. The Company has classified certain real estate assets as held for sale, primarily at the Gannett Media segment, totaling $27.5 million and $8.4 million as of June 30, 2023 and December 31, 2022, respectively, as part of our plan to monetize non-core assets. We expect to record a gain on the sale of assets held for sale as of June 30, 2023 in the third quarter of 2023 upon closing of the transactions. During the three and six months ended June 30, 2023, we recognized a net loss on the sale of assets of $0.1 million and a net gain of $17.5 million, respectively, primarily in connection with assets held for sale at December 31, 2022. The Company performs its annual goodwill and indefinite-lived intangible impairment assessment during the fourth quarter of the year. Any resulting asset impairment would require that the asset be recorded at its fair value. The resulting fair value measurements of the assets are considered to be Level 3 measurements. Refer to Note 4 — Goodwill and intangible assets for additional discussion regarding the annual impairment assessment.

NOTE 9 — Income taxes

The following table outlines our pre-tax net loss and income tax amounts:

	Three months ended June 30,		Six months ended June 30,
In thousands	2023	2022	2023	2022
Loss before income taxes	$(11,357)	$(31,542)	$(18,426)	$(42,251)
Provision (benefit) for income taxes	1,333	22,158	(15,996)	14,551
Effective tax rate	(11.7)%	(70.3)%	86.8%	(34.4)%

The provision (benefit) for income taxes is calculated by applying the projected annual effective tax rate for the year to the current period income or loss before tax plus the tax effect of any significant or unusual items (discrete events), and changes in tax laws. The provision for income taxes for the three months ended June 30, 2023, was mainly driven by a decrease in the estimated annual effective tax rate applied to the full year resulting from an increase in the net income before tax projections used in the second quarter of 2023, the change in valuation allowances on non-deductible U.S. interest expense carryforwards, and the global intangible low-taxed income inclusion. The provision was calculated using an estimated annual effective tax rate of 110.0%. The estimated annual effective tax rate is principally impacted by valuation allowances on non-deductible interest expense carryforwards, the global intangible low-taxed income inclusion, and foreign tax expense, which is partially offset by the benefit of U.S. pre-tax book loss. The estimated annual effective tax rate is based on the projected tax expense for the full year.

The benefit for income taxes for the six months ended June 30, 2023, was mainly driven by the tax benefit of the pre-tax book loss, the change in valuation allowances on non-deductible U.S. interest expense carryforwards, and the global intangible low-taxed income inclusion.

The total amount of unrecognized tax benefits that, if recognized, may impact the effective tax rate was approximately $52.1 million and $43.3 million as of June 30, 2023 and December 31, 2022, respectively. The amount of accrued interest and penalties payable related to unrecognized tax benefits was $4.4 million and $3.9 million as of June 30, 2023 and December 31, 2022, respectively.

It is reasonably possible that further adjustments to our unrecognized tax benefits may be made within the next twelve months due to audit settlements and regulatory interpretations of existing tax laws. At this time, an estimate of the potential change to the amount of unrecognized tax benefits cannot be made.

The provision for income taxes for the three months ended June 30, 2022, was mainly driven by the valuation allowances on non-deductible interest expense carryforwards, the change in the estimated annual effective tax rate as a result of the change in the net income before tax forecast in the second quarter of 2022, and the global intangible low taxed income inclusion from our wholly owned U.K. subsidiary. The provision was calculated using the estimated annual effective tax rate of negative 43.3%.

The provision for income taxes for the six months ended June 30, 2022, was mainly driven by the valuation allowances on non-deductible interest expense carryforwards, pre-tax loss benefit during the period, and the global intangible low taxed income inclusion.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the "Inflation Reduction Act"), which includes, among other provisions, changes to the U.S. corporate income tax system, including a 15% minimum tax based on "average adjusted financial statement income" exceeding $1 billion for any three consecutive years preceding the tax year and a 1% excise tax on net repurchases of stock in excess of $1 million after December 31, 2022. During the three and six months ended June 30, 2023, we did not experience a material financial impact from the Inflation Reduction Act. We do not anticipate a material financial impact from the Inflation Reduction Act during the second half of 2023.

NOTE 10 — Supplemental equity information

Loss per share

The following table sets forth the information to compute basic and diluted loss per share:

	Three months ended June 30,		Six months ended June 30,
In thousands, except per share data	2023	2022	2023	2022
Net loss attributable to Gannett	$(12,677)	$(53,688)	$(2,333)	$(56,655)

Basic weighted average shares outstanding	139,805	137,132	138,873	136,781
Diluted weighted average shares outstanding	139,805	137,132	138,873	136,781

Loss per share attributable to Gannett - basic	$(0.09)	$(0.39)	$(0.02)	$(0.41)
Loss per share attributable to Gannett - diluted	$(0.09)	$(0.39)	$(0.02)	$(0.41)

The Company excluded the following securities from the computation of diluted loss per share because their effect would have been antidilutive:

	Three months ended June 30,		Six months ended June 30,
In thousands	2023	2022	2023	2022
Warrants	845	845	845	845
Stock options	6,068	6,068	6,068	6,068
Restricted stock grants (a)	8,937	11,789	8,937	11,789
2027 Notes (b)	97,057	97,057	97,057	97,057
(a)Includes Restricted stock awards ("RSAs"), Restricted stock units ("RSUs") and Performance stock units ("PSUs").
(b)Represents the total number of shares that would be convertible at June 30, 2023 and 2022 as stipulated in the 2027 Notes Indenture.

The 2027 Notes may be converted at any time by the holders into cash, shares of the Company's Common Stock or any combination of cash and Common Stock, at the Company's election. Conversion of all of the 2027 Notes into Common Stock (assuming the maximum increase in the conversion rate as a result of a Make-Whole Fundamental Change but no other adjustments to the conversion rate), would result in the issuance of an aggregate of 287.2 million shares of Common Stock. The Company has excluded approximately 287.2 million shares from the income (loss) per share calculation, representing the total number of shares issuable assuming the maximum increase in the conversion rate. As of June 30, 2023, 97.1 million shares representing the total number of shares that would be convertible were excluded from the income (loss) per share calculation because their effect would be antidilutive.

Share-based compensation

Share-based compensation expense was $5.0 million and $8.8 million for the three and six months ended June 30, 2023, respectively, and $5.4 million and $8.8 million for the three and six months ended June 30, 2022, respectively.

The total compensation cost not yet recognized related to non-vested awards as of June 30, 2023 was $24.7 million, which is expected to be recognized over a weighted-average period of 1.9 years through May 2025.

Equity awards

During the six months ended June 30, 2023, a total of 5.2 million RSAs were granted. RSAs generally vest one-third on each of the first three anniversaries of the date of grant, subject to the participants' continued employment with the Company and the terms of the applicable award agreement. The weighted average grant date fair value of RSAs granted during the six months ended June 30, 2023 was $1.87.

Preferred stock

The Company has authorized 300,000 shares of preferred stock, par value $0.01 per share, issuable in one or more series designated by the Company's Board of Directors. The Company previously designated 150,000 preferred shares as Series A Junior Participating Preferred Stock, which were eliminated on May 5, 2023 upon the filing of a Certificate of Elimination with the Secretary of State of the State of Delaware and which shares were returned to the status of authorized but unissued shares of preferred stock, without designation. There were no issuances of preferred stock during the six months ended June 30, 2023.

Stock Repurchase Program

On February 1, 2022, the Company's Board of Directors authorized the repurchase of up to $100 million (the "Stock Repurchase Program") of the Company's Common Stock. Repurchases may be made from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or by means of one or more tender offers, in each case, as permitted by securities laws and other legal requirements. The amount and timing of the purchases, if any, will depend on a number of factors, including, but not limited to, the price and availability of the Company's shares, trading volume, capital availability, Company performance and general economic and market conditions. The Stock Repurchase Program may be suspended or discontinued at any time. Further, future repurchases under our Stock Repurchase Program may be subject to various conditions under the terms of our various debt instruments and agreements, unless an exception is available or we obtain a waiver or similar relief.

During the three and six months ended June 30, 2023, the Company did not repurchase any shares of Common Stock under the Stock Repurchase Program. As of June 30, 2023, the remaining authorized amount under the Stock Repurchase Program was approximately $96.9 million. The Company does not anticipate repurchasing any shares of Common Stock pursuant to the Stock Repurchase Program during the second half of 2023.

Accumulated other comprehensive loss

The following tables summarize the components of, and the changes in, Accumulated other comprehensive loss, net of tax:

	Six months ended June 30, 2023			Six months ended June 30, 2022
In thousands	Pension and postretirement benefit plans	Foreign currency translation	Total	Pension and postretirement benefit plans	Foreign currency translation	Total
Beginning balance	$(86,351)	$(14,880)	$(101,231)	$50,870	$9,128	$59,998
Other comprehensive income (loss) before reclassifications, net of taxes	15,342	12,164	27,506	10,138	(23,204)	(13,066)
Amounts reclassified from accumulated other comprehensive income (loss) (a)(b)	31	—	31	(185)	—	(185)
Net current period other comprehensive income (loss), net of taxes	15,373	12,164	27,537	9,953	(23,204)	(13,251)
Ending balance	$(70,978)	$(2,716)	$(73,694)	$60,823	$(14,076)	$46,747
(a)Amounts reclassified from accumulated other comprehensive (loss) income are included in the computation of net periodic benefit cost. See Note 7 — Pensions and other postretirement benefit plans.
(b)Amounts reclassified from accumulated other comprehensive (loss) income are recorded net of tax impacts of $14 thousand and $64 thousand for the six months ended June 30, 2023 and 2022, respectively.

NOTE 11 — Commitments, contingencies and other matters

Legal Proceedings

The Company is and may become involved from time to time in legal proceedings in the ordinary course of its business, including, but not limited to, matters such as libel, invasion of privacy, intellectual property infringement, wrongful termination actions, complaints alleging employment discrimination, and regulatory investigations and inquiries. In addition, the Company is involved from time to time in governmental and administrative proceedings concerning employment, labor, environmental, and other claims. Insurance coverage mitigates potential loss for certain of these matters. Historically, such claims and proceedings have not had a material adverse effect on the Company's consolidated results of operations or financial position.

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

On June 20, 2023, the Company filed a civil action against Google LLC and Alphabet Inc. (together, "Google") in the U.S. District Court in the Southern District of New York seeking injunctive relief and damages for the anticompetitive monopolization of advertising technology markets and for deceptive commercial practices. The Company's complaint details more than a dozen anticompetitive and deceptive acts that the Company believes demonstrate Google's unfair control and manipulation of all sides of each online advertising transaction. The Company intends to vigorously pursue this action. However, at this stage, the Company is unable to predict the outcome or impact on its business and financial results. The Company is accounting for this matter as a gain contingency, and will record any such gain in future periods, if and when the contingency is resolved, in accordance with ASC 450 "Contingencies." We do not expect the lawsuit to be a significant cost to us.

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

In addition to the reportable segments above, we have a Corporate and other category that includes activities not directly attributable to a specific segment. This category primarily consists of broad corporate functions, including legal, human resources, accounting, analytics, finance and marketing, as well as other general business costs.

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

The following tables present our segment information:

	Three months ended June 30, 2023
In thousands	Gannett Media	Digital Marketing Solutions	Corporate and other	Intersegment Eliminations	Consolidated
Advertising and marketing services - external sales	$230,521	$122,789	$—	$—	$353,310
Advertising and marketing services - intersegment sales	37,908	—	—	(37,908)	—
Circulation	233,612	—	—	—	233,612
Other	83,762	—	1,673	—	85,435
Total operating revenues	$585,803	$122,789	$1,673	$(37,908)	$672,357

Adjusted EBITDA (non-GAAP basis)	$65,819	$15,470	$(10,138)	$—	$71,151
Adjusted EBITDA margin (non-GAAP basis)	11.2%	12.6%	NM	NM	10.6%
NM indicates not meaningful.

	Three months ended June 30, 2022
In thousands	Gannett Media	Digital Marketing Solutions	Corporate and other	Intersegment Eliminations	Consolidated
Advertising and marketing services - external sales	$265,596	$118,013	$—	$—	$383,609
Advertising and marketing services - intersegment sales	35,605	—	—	(35,605)	—
Circulation	274,624	—	—	—	274,624
Other	89,019	—	1,408	—	90,427
Total operating revenues	$664,844	$118,013	$1,408	$(35,605)	$748,660

Adjusted EBITDA (non-GAAP basis)	$50,856	$14,306	$(14,311)	$—	$50,851
Adjusted EBITDA margin (non-GAAP basis)	7.6%	12.1%	NM	NM	6.8%
NM indicates not meaningful.

	Six months ended June 30, 2023
In thousands	Gannett Media	Digital Marketing Solutions	Corporate and other	Intersegment Eliminations	Consolidated
Advertising and marketing services - external sales	$458,551	$235,606	$—	$—	$694,157
Advertising and marketing services - intersegment sales	72,301	—	—	(72,301)	—
Circulation	474,897	—	—	—	474,897
Other	169,149	—	3,071	—	172,220
Total operating revenues	$1,174,898	$235,606	$3,071	$(72,301)	$1,341,274

Adjusted EBITDA (non-GAAP basis)	$123,082	$27,153	$(16,182)	$—	$134,053
Adjusted EBITDA margin (non-GAAP basis)	10.5%	11.5%	NM	NM	10.0%
NM indicates not meaningful.

	Six months ended June 30, 2022
In thousands	Gannett Media	Digital Marketing Solutions	Corporate and other	Intersegment Eliminations	Consolidated
Advertising and marketing services - external sales	$531,001	$227,722	$—	$—	$758,723
Advertising and marketing services - intersegment sales	68,962	—	—	(68,962)	—
Circulation	563,226	—	—	—	563,226
Other	172,074	—	2,714	—	174,788
Total operating revenues	$1,335,263	$227,722	$2,714	$(68,962)	$1,496,737

Adjusted EBITDA (non-GAAP basis)	$119,504	$25,486	$(29,968)	$—	$115,022
Adjusted EBITDA margin (non-GAAP basis)	8.9%	11.2%	NM	NM	7.7%
NM indicates not meaningful.

The following table presents our reconciliation of Net loss attributable to Gannett to Adjusted EBITDA and Net loss attributable to Gannett margin to Adjusted EBITDA margin:

	Three months ended June 30,		Six months ended June 30,
In thousands	2023	2022	2023	2022
Net loss attributable to Gannett	$(12,677)	$(53,688)	$(2,333)	$(56,655)
Provision (benefit) for income taxes	1,333	22,158	(15,996)	14,551
Interest expense	28,559	26,084	56,889	52,090
(Gain) loss on early extinguishment of debt	—	749	(496)	3,492
Non-operating pension income	(2,263)	(18,160)	(4,078)	(36,373)
Depreciation and amortization	39,784	49,530	83,482	97,313
Integration and reorganization costs	7,287	15,745	19,414	27,143
Other operating expenses	229	314	458	1,416
Asset impairments	1,177	85	1,182	939
(Gain) loss on sale or disposal of assets, net	146	372	(17,535)	(2,432)
Share-based compensation expense	5,047	5,385	8,783	8,778
Other items	2,529	2,277	4,283	4,760
Adjusted EBITDA (non-GAAP basis)	$71,151	$50,851	$134,053	$115,022
Net loss attributable to Gannett margin	(1.9)%	(7.2)%	(0.2)%	(3.8)%
Adjusted EBITDA margin (non-GAAP basis)	10.6%	6.8%	10.0%	7.7%

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

The following table presents a reconciliation of cash, cash equivalents and restricted cash:

	June 30,
In thousands	2023	2022
Cash and cash equivalents	$106,633	$87,331
Restricted cash included in other current assets	998	1,117
Restricted cash included in pension and other assets	10,502	11,023
Total cash, cash equivalents and restricted cash	$118,133	$99,471

Supplemental cash flow information

The following table presents supplemental cash flow information, including non-cash investing and financing activities:

	Six months ended June 30,
In thousands	2023	2022
Cash paid for taxes, net of refunds	$3,502	$2,396
Cash paid for interest	45,702	41,898
Non-cash investing and financing activities:
Accrued capital expenditures	$1,802	$1,406

Accounts payable and accrued liabilities

A breakout of Accounts payable and accrued liabilities is presented below:

In thousands	June 30, 2023	December 31, 2022
Accounts payable	$159,188	$189,094
Compensation	70,045	87,937
Taxes (primarily property, sales, and payroll taxes)	10,579	11,940
Benefits	19,164	21,942
Interest	5,809	6,162
Other	37,523	34,773
Accounts payable and accrued liabilities	$302,308	$351,848

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
•Inflationary prices across a number of categories such as labor, fuel, delivery costs, newsprint, ink, and printing plates have had and are expected to continue to have a negative impact on our overall cost structure year over year. In the short term, we believe the impact of inflationary pressure peaked in 2022.

Certain Matters Affecting Comparability

The following items affect period-over-period comparisons and will continue to affect period-over-period comparisons for future results:

(Gain) loss on sale or disposal of assets

For the three and six months ended June 30, 2023, we recognized a net loss on the sale of assets of $0.1 million and a net gain of $17.5 million, respectively. For the six months ended June 30, 2023, the net gain was primarily related to the sale of a domestic production facility at Gannett Media as part of our plan to monetize non-core assets as well as the gain on the sale of intellectual property of $1.4 million at our Corporate and other category. For the three and six months ended June 30, 2022, we recognized a net loss on the sale of assets of $0.4 million and a net gain of $2.4 million, respectively. For the six months ended June 30, 2022, the net gain was primarily related to sales of real estate, partially offset by losses on the sales of non-core products which were divested at Gannett Media.

Integration and reorganization costs

For the three and six months ended June 30, 2023, we incurred Integration and reorganization costs of $7.3 million and $19.4 million, respectively. Of the total costs incurred, $2.6 million and $12.8 million, respectively, were related to severance activities and $4.7 million and $6.6 million, respectively, were related to other costs, including costs for consolidating operations, primarily related to systems implementation and the outsourcing of corporate functions. In addition, for the six months ended June 30, 2023, other costs were partially offset by the reversal of a withdrawal liability related to a multiemployer pension plan. For the three and six months ended June 30, 2022, we incurred Integration and reorganization costs of $15.7 million and $27.1 million, respectively. Of the total costs incurred, $11.6 million and $17.0 million, respectively, were related to severance activities and $4.1 million and $10.1 million, respectively, were related to other costs, including costs for consolidating operations, primarily related to systems implementation and the outsourcing of corporate functions.

Foreign currency

Our U.K. media operations are conducted through our Newsquest subsidiary. In addition, we have foreign operations in regions such as Canada, Australia, New Zealand and India. Earnings from operations in foreign regions are translated into U.S. dollars at average exchange rates prevailing during the period, and assets and liabilities are translated at exchange rates in effect at the balance sheet date. Currency translation fluctuations may impact revenue, expense, and operating income results for our international operations. Foreign currency headwinds have increased significantly as the U.S. dollar strengthened in relation to many foreign currencies, including the U.K. pound sterling. Foreign currency exchange rate fluctuations negatively impacted our revenues and profitability during the three and six months ended June 30, 2023, and may continue to negatively impact our financial results in the future.

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

Macroeconomic Environment

The U.S. and global economies and markets experienced increased volatility in 2022, and are expected to continue to experience volatility, due to factors, including higher inflation, increased interest rates, banking volatility, and other geopolitical events that are anticipated to continue during the remainder of 2023. Uncertain economic conditions adversely impacted our advertising revenues, and the occurrence of these factors has resulted in a reduction in demand for our print and digital advertising, reduced the rates for our advertising, and caused marketers to shift, reduce or stop spend. The impact of the uncertain macroeconomic conditions has not changed substantially since the initial volatility that began in the second quarter of 2022.

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

As a result of the macroeconomic volatility, we experienced rising costs, including costs associated with labor, newsprint, delivery, ink, printing plates, fuel, and utilities. However, we believe that the inflationary pressures peaked in 2022 and we are beginning to realize and expect we may continue to realize lower prices related to newsprint costs. We are also exposed to potential increases in interest rates associated with our five-year senior secured term loan facility in an original aggregate principal amount of $516.0 million (the "Senior Secured Term Loan," formerly referred to as the New Senior Secured Term Loan), which as of June 30, 2023 and December 31, 2022, accounted for approximately 32% and 34% of our outstanding debt, respectively, as well as fluctuations in foreign currency exchange rates, primarily related to our operations in the U.K. We expect continued uncertainty and volatility in the U.S. and global economies which will continue to impact our business.

Recent U.S. Tax Legislation

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the "Inflation Reduction Act"), which includes, among other provisions, changes to the U.S. corporate income tax system, including a 15% minimum tax based on "average adjusted financial statement income" exceeding $1 billion for any three consecutive years preceding the tax year and a 1% excise tax on net repurchases of stock in excess of $1 million after December 31, 2022. During the three and six months ended June 30, 2023, we did not experience a material financial impact from the Inflation Reduction Act. We do not anticipate a material financial impact from the Inflation Reduction Act during the second half of 2023.

Seasonality

Our revenues are subject to moderate seasonality, primarily due to fluctuations in advertising volumes. Advertising and marketing services revenues for our Gannett Media segment are typically highest in the fourth quarter, primarily due to fluctuations in advertising volumes tied to the holidays, regional weather and levels of activity in our various markets, some of which have a high degree of seasonal residents and tourists. The volume of advertising sales in any period is also impacted by other external factors such as competitors' pricing, advertisers' decisions to increase or decrease their advertising expenditures in response to anticipated consumer demand, and general economic conditions. Uncertain economic conditions continued to adversely impact our advertising revenues in the first half of 2023, and the occurrence of these factors has resulted in a reduction in demand for our print and digital advertising, reduced the rates for our advertising, and caused marketers to shift, reduce or stop spend. Refer to "Macroeconomic Environment" above for further discussion.

Environmental, Social and Governance Initiatives

As a leading media organization, our longstanding corporate social responsibility position is driven by our deep commitment to our communities. We are dedicated to ensuring that we have mindful and ethical business practices that positively impact our world. In early 2023, we published our 2023 ESG Report detailing the progress we made on our U.N. Sustainable Development Goals ("U.N. SDGs") that include Reduced Inequalities, Climate Action, and Peace, Justice & Strong Institutions. The 2023 ESG Report included noteworthy highlights such as our efforts to improve our workplace diversity, expand our systems infrastructure to provide Scope 1 and 2 emissions for our entire global carbon footprint and reduce our number of manufacturing facilities. Also in early 2023, we published the inaugural edition of our network-wide 2022 Impact Report, which highlighted what we believe are the most influential articles we produced in 2022 and includes topics such as coverage on inclusion, diversity, and equity, as well as climate change.

RESULTS OF OPERATIONS

Consolidated Summary

A summary of our consolidated results is presented below:

	Three months ended June 30,				Six months ended June 30,
In thousands, except per share amounts			Change				Change
	2023	2022	$	%	2023	2022	$	%
Operating revenues:
Local and national print	$86,114	$105,721	$(19,607)	(19)%	$168,263	$208,465	$(40,202)	(19)%
Classified print	63,161	67,732	(4,571)	(7)%	128,966	138,506	(9,540)	(7)%
Print advertising	149,275	173,453	(24,178)	(14)%	297,229	346,971	(49,742)	(14)%

Digital media	67,995	77,259	(9,264)	(12)%	134,128	156,030	(21,902)	(14)%
Digital marketing services (a)	122,539	117,465	5,074	4%	235,222	226,456	8,766	4%
Digital classified	13,501	15,432	(1,931)	(13)%	27,578	29,266	(1,688)	(6)%
Digital advertising and marketing services	204,035	210,156	(6,121)	(3)%	396,928	411,752	(14,824)	(4)%

Advertising and marketing services	353,310	383,609	(30,299)	(8)%	694,157	758,723	(64,566)	(9)%

Print circulation	195,756	242,151	(46,395)	(19)%	401,210	500,627	(99,417)	(20)%
Digital-only subscription	37,856	32,473	5,383	17%	73,687	62,599	11,088	18%
Circulation	233,612	274,624	(41,012)	(15)%	474,897	563,226	(88,329)	(16)%

Other	85,435	90,427	(4,992)	(6)%	172,220	174,788	(2,568)	(1)%

Total operating revenues	672,357	748,660	(76,303)	(10)%	1,341,274	1,496,737	(155,463)	(10)%

Total operating expenses (a)	658,846	769,884	(111,038)	(14)%	1,307,802	1,519,939	(212,137)	(14)%
Operating income (loss)	13,511	(21,224)	34,735	***	33,472	(23,202)	56,674	***
Non-operating expenses	24,868	10,318	14,550	***	51,898	19,049	32,849	***
Loss before income taxes	(11,357)	(31,542)	20,185	(64)%	(18,426)	(42,251)	23,825	(56)%
Provision (benefit) for income taxes	1,333	22,158	(20,825)	(94)%	(15,996)	14,551	(30,547)	***
Net loss	(12,690)	(53,700)	41,010	(76)%	(2,430)	(56,802)	54,372	(96)%
Net loss attributable to noncontrolling interests	(13)	(12)	(1)	8%	(97)	(147)	50	(34)%
Net loss attributable to Gannett	$(12,677)	$(53,688)	$41,011	(76)%	$(2,333)	$(56,655)	$54,322	(96)%

Loss per share attributable to Gannett - basic	$(0.09)	$(0.39)	$0.30	(77)%	$(0.02)	$(0.41)	$0.39	(95)%
Loss per share attributable to Gannett - diluted	$(0.09)	$(0.39)	$0.30	(77)%	$(0.02)	$(0.41)	$0.39	(95)%
(a)     Amounts are net of intersegment eliminations of $37.9 million and $35.6 million for the three months ended June 30, 2023 and 2022, respectively, and $72.3 million and $69.0 million for the six months ended June 30, 2023 and 2022, respectively, which represent digital advertising marketing services revenues and expenses associated with products sold by our U.S. local Gannett Media sales teams but fulfilled by our DMS segment. When discussing segment results, these revenues and expenses are presented gross but are eliminated in consolidation.
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

Non-operating (income) expense

Interest expense: For the three and six months ended June 30, 2023, Interest expense was $28.6 million and $56.9 million, respectively, compared to $26.1 million and $52.1 million for the three and six months ended June 30, 2022, respectively. The increase in interest expense for the three and six months ended June 30, 2023, compared to the same periods in 2022 was primarily due to the impact of the increase in interest rates on our Senior Secured Term Loan, partially offset by a lower debt balance, mainly driven by quarterly amortization payments and required prepayments on our Senior Secured Term Loan and repurchases of our 2026 Senior Notes.

(Gain) loss on early extinguishment of debt: For the three months ended June 30, 2023, there was no gain or loss on the early extinguishment of debt compared to a loss of $0.7 million for the three months ended June 30, 2022. For the three months ended June 30, 2022, the loss on the early extinguishment of debt was due to refinancing activities related to our Senior Secured Term Loan during the second quarter of 2022. For the six months ended June 30, 2023, there was a gain of $0.5 million compared to a loss of $3.5 million for the six months ended June 30, 2022. For the three and six months ended June 30, 2023, the change in the (Gain) loss on the early extinguishment of debt compared to the same periods in 2022 was mainly due to refinancing activities related to our 2026 Senior Notes and our Senior Secured Term Loan.

Non-operating pension income: For the three and six months ended June 30, 2023, Non-operating pension income was $2.3 million and $4.1 million, respectively, compared to $18.2 million and $36.4 million for the three and six months ended June 30, 2022, respectively. The decrease in Non-operating pension income for the three and six months ended June 30, 2023, compared to the same periods in 2022 was primarily due to a decrease in the expected return on plan assets mainly driven by a decrease in assets following the annuity contract entered into during the three months ended September 30, 2022 related to the Gannett Retirement Plan (the "GR Plan").

Other non-operating (income) expense, net: Other non-operating (income) expense, net consisted of certain items that fall outside of our normal business operations. For the three and six months ended June 30, 2023, we recorded Other non-operating income, net of $1.4 million and $0.4 million, respectively, compared to Other non-operating expense, net of $1.6 million and Other non-operating income, net of $0.2 million for the three and six months ended June 30, 2022, respectively.

Provision (benefit) for income taxes

The following table outlines our pre-tax net loss before income taxes and income tax accounts:

	Three months ended June 30,		Six months ended June 30,
In thousands	2023	2022	2023	2022
Loss before income taxes	$(11,357)	$(31,542)	$(18,426)	$(42,251)
Provision (benefit) for income taxes	1,333	22,158	(15,996)	14,551
Effective tax rate	(11.7)%	(70.3)%	86.8%	(34.4)%

The provision (benefit) for income taxes is calculated by applying the projected annual effective tax rate for the year to the current period income or loss before tax plus the tax effect of any significant or unusual items (discrete events), and changes in tax laws. The provision for income taxes for the three months ended June 30, 2023, was mainly driven by a decrease in the estimated annual effective tax rate applied to the full year resulting from an increase in the net income before tax projections used in the second quarter of 2023, the change in valuation allowances on non-deductible U.S. interest expense carryforwards, and the global intangible low-taxed income inclusion. The provision was calculated using an estimated annual effective tax rate of 110.0%. The estimated annual effective tax rate is principally impacted by valuation allowances on non-deductible interest expense carryforwards, the global intangible low-taxed income inclusion, and foreign tax expense, which is partially offset by the benefit of U.S. pre-tax book loss. The estimated annual effective tax rate is based on the projected tax expense for the full year. During the three and six months ended June 30, 2023, we did not experience a material financial impact from the Inflation Reduction Act. We do not anticipate a material financial impact from the Inflation Reduction Act during the second half of 2023. See "Recent U.S. Tax Legislation" above.

The benefit for income taxes for the six months ended June 30, 2023, was mainly driven by the tax benefit of the pre-tax book loss, the change in valuation allowances on non-deductible U.S. interest expense carryforwards, and the global intangible low-taxed income inclusion.

The provision for income taxes for the three months ended June 30, 2022, was mainly driven by the valuation allowances on non-deductible interest expense carryforwards, the change in the estimated annual effective tax rate as a result of the change in the net income before tax forecast in the second quarter of 2022, and the global intangible low taxed income inclusion from our wholly owned U.K. subsidiary. The provision was calculated using the estimated annual effective tax rate of negative 43.3%.

The provision for income taxes for the six months ended June 30, 2022, was mainly driven by the valuation allowances on non-deductible interest expense carryforwards, pre-tax loss benefit during the period, and the global intangible low taxed income inclusion.

Net loss attributable to Gannett and diluted loss per share attributable to Gannett

For the three months ended June 30, 2023, Net loss attributable to Gannett and diluted loss per share attributable to Gannett were $12.7 million and $0.09, respectively, compared to Net loss attributable to Gannett and diluted loss per share attributable to Gannett of $53.7 million and $0.39, respectively, for the three months ended June 30, 2022. For the six months ended June 30, 2023, Net loss attributable to Gannett and diluted loss per share attributable to Gannett were $2.3 million and $0.02, respectively, compared to Net loss attributable to Gannett and diluted loss per share attributable to Gannett of $56.7 million and $0.41, respectively, for the six months ended June 30, 2022. The change for the three and six months ended June 30, 2023, compared to the same periods in the prior year reflects the various items discussed above.

Segment Results

Gannett Media segment

A summary of our Gannett Media segment results is presented below:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2023	2022	$	%	2023	2022	$	%
Operating revenues:
Advertising and marketing services	$268,429	$301,201	$(32,772)	(11)%	$530,852	$599,963	$(69,111)	(12)%
Circulation	233,612	274,624	(41,012)	(15)%	474,897	563,226	(88,329)	(16)%
Other	83,762	89,019	(5,257)	(6)%	169,149	172,074	(2,925)	(2)%
Total operating revenues	585,803	664,844	(79,041)	(12)%	1,174,898	1,335,263	(160,365)	(12)%
Operating expenses:
Operating costs	372,561	431,075	(58,514)	(14)%	752,126	857,191	(105,065)	(12)%
Selling, general and administrative expenses	148,158	183,732	(35,574)	(19)%	300,806	360,664	(59,858)	(17)%
Depreciation and amortization	29,756	38,558	(8,802)	(23)%	63,265	75,989	(12,724)	(17)%
Integration and reorganization costs	2,310	11,041	(8,731)	(79)%	6,959	16,762	(9,803)	(58)%
Asset impairments	1,177	85	1,092	***	1,182	939	243	26%
(Gain) loss on sale or disposal of assets, net	80	353	(273)	(77)%	(16,188)	(2,615)	(13,573)	***
Other operating expenses	—	34	(34)	(100)%	—	775	(775)	(100)%
Total operating expenses	554,042	664,878	(110,802)	(17)%	1,108,150	1,309,705	(201,555)	(15)%
Operating income (loss)	$31,761	$(34)	$31,761	***	$66,748	$25,558	$41,190	***
*** Indicates an absolute value percentage change greater than 100.

Operating revenues

The following table provides the breakout of Operating revenues by category:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2023	2022	$	%	2023	2022	$	%
Local and national print	$86,114	$105,721	$(19,607)	(19)%	$168,263	$208,465	$(40,202)	(19)%
Classified print	63,161	67,732	(4,571)	(7)%	128,966	138,506	(9,540)	(7)%
Print advertising	149,275	173,453	(24,178)	(14)%	297,229	346,971	(49,742)	(14)%

Digital media	67,995	77,259	(9,264)	(12)%	134,128	156,030	(21,902)	(14)%
Digital marketing services	37,658	35,057	2,601	7%	71,917	67,696	4,221	6%
Digital classified	13,501	15,432	(1,931)	(13)%	27,578	29,266	(1,688)	(6)%
Digital advertising and marketing services	119,154	127,748	(8,594)	(7)%	233,623	252,992	(19,369)	(8)%

Advertising and marketing services	268,429	301,201	(32,772)	(11)%	530,852	599,963	(69,111)	(12)%

Print circulation	195,756	242,151	(46,395)	(19)%	401,210	500,627	(99,417)	(20)%
Digital-only subscription	37,856	32,473	5,383	17%	73,687	62,599	11,088	18%
Circulation	233,612	274,624	(41,012)	(15)%	474,897	563,226	(88,329)	(16)%

Other	83,762	89,019	(5,257)	(6)%	169,149	172,074	(2,925)	(2)%

Total operating revenues	$585,803	$664,844	$(79,041)	(12)%	$1,174,898	$1,335,263	$(160,365)	(12)%

For the three and six months ended June 30, 2023, Local and national print advertising revenues decreased compared to the three and six months ended June 30, 2022, primarily due to a decrease in advertiser inserts, mainly due to volume declines, and a decrease in local and national print advertisements, mainly due to the ongoing decline associated with secular trends and both a shift and a reduction in spend from customers driven by macroeconomic factors. In addition, the decrease in Local and national print advertising revenues for the three and six months ended June 30, 2023 was also due to the absence in 2023 of revenues of $7.8 million and $16.1 million, respectively, associated with non-core products and divestitures which were sunset in 2023 and 2022. For the three and six months ended June 30, 2023, Classified print advertising revenues decreased compared to the three and six months ended June 30, 2022, primarily due to lower spend on classified advertisements, mainly driven by lower spend on obituary notifications, partially offset by an increase in spend on employment advertisements. In addition, the decrease in Classified print advertising revenues for the three and six months ended June 30, 2023 was also due to the absence in 2023 of revenues of $1.7 million and $3.7 million, respectively, associated with non-core products which were sunset in 2023 and 2022.

For the three and six months ended June 30, 2023, Digital media revenues decreased compared to the three and six months ended June 30, 2022, driven by decreases in both national and local revenue volumes and a reduction in digital advertising demand as a result of a more challenging macroeconomic environment, including declining CPMs (cost per thousand impressions). For the three and six months ended June 30, 2023, Digital marketing services revenues increased compared to the three and six months ended June 30, 2022, primarily due to an increase in rates, partially offset by a decrease in client counts. For the three and six months ended June 30, 2023, Digital classified revenues decreased compared to the three and six months ended June 30, 2022, primarily due to lower spend on employment and obituary notifications, partially offset by higher spend on automotive advertisements.

For the three and six months ended June 30, 2023, Print circulation revenues decreased compared to the three and six months ended June 30, 2022, due to a decline in home delivery sales, mainly driven by a reduction in the volume of subscribers, partially offset by an increase in rates, as well as a decline in single copy sales reflecting a reduction in volume related to increasing sensitivity from customers due to price increases and product changes. In addition, the decrease in Print circulation revenues for the three and six months ended June 30, 2023 was due to the absence in 2023 of revenues of $1.9 million and $4.2 million, respectively, associated with non-core products which were sunset in 2023 and 2022. For the three and six months ended June 30, 2023, Digital-only subscription revenues increased compared to the three and six months ended June 30, 2022, driven by an increase of 4.6% in paid digital-only subscriptions, including those subscribers on introductory subscription offers, to approximately 1.95 million as of June 30, 2023. In addition, the increase in Digital-only subscription revenues was driven by a 6.2% and a 3.5% increase in Digital-only subscription average revenue per user ("Digital-only ARPU") for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, respectively, mainly due to product mix. Refer to "Key Performance Indicators" below for further discussion of Digital-only ARPU.

For the three and six months ended June 30, 2023, Other revenues decreased compared to the three and six months ended June 30, 2022, primarily due to a decline in commercial print volume and a decline in digital content syndication, partially offset by an increase in other digital revenues, mainly due to affiliate agreements, and an increase in event revenues (though not to pre-pandemic levels), mainly driven by an increase in registration fees and higher merchandising revenues, mainly due to higher attendance, partially offset by fewer events due to a shift in timing.

Operating expenses

For the three and six months ended June 30, 2023, Operating costs decreased $58.5 million and $105.1 million, respectively, compared to the three and six months ended June 30, 2022. The following table provides the breakout of Operating costs:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2023	2022	$	%	2023	2022	$	%
Newsprint and ink	$30,391	$37,075	$(6,684)	(18)%	$63,884	$71,707	$(7,823)	(11)%
Distribution	86,387	99,720	(13,333)	(13)%	173,759	202,118	(28,359)	(14)%
Compensation and benefits	109,311	140,430	(31,119)	(22)%	222,203	280,559	(58,356)	(21)%
Outside services	86,770	89,113	(2,343)	(3)%	169,664	171,897	(2,233)	(1)%
Other	59,702	64,737	(5,035)	(8)%	122,616	130,910	(8,294)	(6)%
Total operating costs	$372,561	$431,075	$(58,514)	(14)%	$752,126	$857,191	$(105,065)	(12)%

For the three and six months ended June 30, 2023, Newsprint and ink costs decreased compared to the three and six months ended June 30, 2022, primarily due to a decline in the volume of home delivery and single copy sales, as well as the reduction of print offerings and declines associated with lower commercial print revenues, partially offset by an increase in the price of newsprint.

For the three and six months ended June 30, 2023, Distribution costs decreased compared to the three and six months ended June 30, 2022, primarily due to the reduced volume of home delivery and single copy sales, cost savings driven by the reduction of print offerings, a decrease in third-party distribution costs, as well as the absence of expenses associated with both businesses divested and non-core products which were sunset in 2023 and 2022, partially offset by higher postage costs.

For the three and six months ended June 30, 2023, Compensation and benefits costs decreased compared to the three and six months ended June 30, 2022, primarily due to lower payroll expense driven by a decrease in headcount tied to ongoing cost control initiatives, and to a lesser extent, lower employee benefit costs, mainly due to a decrease in employer 401(k) matching contributions, which were suspended in the third quarter of 2022.

For the three and six months ended June 30, 2023, Outside services costs, which includes professional services fulfilled by third parties, media fees and other digital costs, and paid search and ad serving services, decreased compared to the three and six months ended June 30, 2022, primarily due to a decrease in various expenses, including costs related to news and editorial, professional services, and software licensing, partially offset by an increase in third-party media fees.

For the three and six months ended June 30, 2023, Other costs decreased compared to the three and six months ended June 30, 2022, primarily due to the absence of expenses associated with both businesses divested and non-core products which were sunset in 2023 and 2022, and decreases in promotion expenses and facility related expenses, reflecting lower lease expenses and lower costs for supplies and utilities, as well as a decline in property taxes, mainly due to real estate sales, partially offset by an increase in technology costs.

For the three and six months ended June 30, 2023, Selling, general and administrative expenses decreased $35.6 million and $59.9 million, respectively, compared to the three and six months ended June 30, 2022. The following table provides the breakout of Selling, general and administrative expenses:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2023	2022	$	%	2023	2022	$	%
Compensation and benefits	$75,179	$91,477	$(16,298)	(18)%	$148,864	$178,343	$(29,479)	(17)%
Outside services and other	72,979	92,255	(19,276)	(21)%	151,942	182,321	(30,379)	(17)%
Total selling, general and administrative expenses	$148,158	$183,732	$(35,574)	(19)%	$300,806	$360,664	$(59,858)	(17)%

For the three and six months ended June 30, 2023, Compensation and benefits costs decreased compared to the three and six months ended June 30, 2022, primarily due to lower payroll expense driven by a decrease in headcount tied to ongoing cost control initiatives, and to a lesser extent, lower employee benefit costs, mainly due to a decrease in employer 401(k) matching contributions, which were suspended in the third quarter of 2022.

For the three and six months ended June 30, 2023, Outside services and other costs, which include services fulfilled by third parties, decreased compared to the three and six months ended June 30, 2022, due to a decrease in various expenses, including costs related to technology, promotions, and professional services. In addition, for the three months ended June 30, 2023, the decrease was also due to lower bad debt expense.

For the three and six months ended June 30, 2023, Depreciation and amortization expense decreased compared to the three and six months ended June 30, 2022, reflecting the impact of fewer print facilities in the first and second quarters of 2023 compared to the first and second quarters of 2022.

For the three and six months ended June 30, 2023, Integration and reorganization costs decreased compared to the three and six months ended June 30, 2022, mainly due to a decrease in severance costs of $8.9 million and $8.0 million, respectively, and an increase in other costs of $0.2 million and a decrease in other costs of $1.9 million, respectively. For the six months ended June 30, 2023, the decrease in other costs was primarily due to the reversal of a withdrawal liability related to a multiemployer pension plan.

For the three and six months ended June 30, 2023, we recognized a net loss on the sale of assets of $0.1 million and a net gain of $16.2 million, respectively. For the six months ended June 30, 2023, the net gain primarily related to the sale of a domestic production facility as part of our plan to monetize non-core assets. For the three and six months ended June 30, 2022, we recognized a net loss on the sale of assets of $0.4 million and a net gain of $2.6 million, respectively. For the six months ended June 30, 2022, the net gain primarily related to sales of real estate, partially offset by losses on the sales of non-core products which were divested.

Gannett Media segment Adjusted EBITDA

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2023	2022	$	%	2023	2022	$	%
Net income attributable to Gannett	$35,925	$19,145	$16,780	88%	$70,952	$61,959	$8,993	15%
Non-operating pension income	(2,263)	(18,160)	15,897	(88)%	(4,078)	(36,373)	32,295	(89)%
Depreciation and amortization	29,756	38,558	(8,802)	(23)%	63,265	75,989	(12,724)	(17)%
Integration and reorganization costs	2,310	11,041	(8,731)	(79)%	6,959	16,762	(9,803)	(58)%
Other operating expenses	—	34	(34)	(100)%	—	775	(775)	(100)%
Asset impairments	1,177	85	1,092	***	1,182	939	243	26%
(Gain) loss on sale or disposal of assets, net	80	353	(273)	(77)%	(16,188)	(2,615)	(13,573)	***
Other items	(1,166)	(200)	(966)	***	990	2,068	(1,078)	(52)%
Adjusted EBITDA (non-GAAP basis)(a)	$65,819	$50,856	$14,963	29%	$123,082	$119,504	$3,578	3%
Net income attributable to Gannett margin	6.1%	2.9%			6.0%	4.6%
Adjusted EBITDA margin (non-GAAP basis)(a)(b)	11.2%	7.6%			10.5%	8.9%
*** Indicates an absolute value percentage change greater than 100.
(a)See "Non-GAAP Financial Measures" below for additional information about non-GAAP measures.
(b)We define Adjusted EBITDA margin as Adjusted EBITDA divided by total Operating revenues.

For the three and six months ended June 30, 2023, the increase in Adjusted EBITDA compared to the three and six months ended June 30, 2022, was primarily attributable to the changes discussed above.

Digital Marketing Solutions segment

A summary of our DMS segment results is presented below:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2023	2022	$	%	2023	2022	$	%
Operating revenues:
Advertising and marketing services	$122,789	$118,013	$4,776	4%	$235,606	$227,722	$7,884	3%
Total operating revenues	122,789	118,013	4,776	4%	235,606	227,722	7,884	3%
Operating expenses:
Operating costs	85,199	81,110	4,089	5%	164,189	157,441	6,748	4%
Selling, general and administrative expenses	22,120	22,597	(477)	(2)%	44,264	44,795	(531)	(1)%
Depreciation and amortization	5,927	6,829	(902)	(13)%	11,787	13,287	(1,500)	(11)%
Integration and reorganization costs	(48)	293	(341)	***	(28)	444	(472)	***
Loss on sale or disposal of assets, net	66	19	47	***	101	176	(75)	(43)%
Total operating expenses	113,264	110,848	2,416	2%	220,313	216,143	4,170	2%
Operating income	$9,525	$7,165	$2,360	33%	$15,293	$11,579	$3,714	32%
*** Indicates an absolute value percentage change greater than 100.

Operating revenues

For the three and six months ended June 30, 2023, Advertising and marketing services revenues increased compared to the three and six months ended June 30, 2022, primarily due to growth in the core direct business, including growth in revenues associated with local markets, and an increase in core platform average revenue per user ("Core platform ARPU") of 10.4% and 9.7% for the three and six months ended June 30, 2023, respectively, partially offset by the impact of the sunset of non-core products. Refer to "Key Performance Indicators" below for further discussion of Core platform ARPU.

Operating expenses

For the three and six months ended June 30, 2023, Operating costs increased $4.1 million and $6.7 million, respectively, compared to the three and six months ended June 30, 2022. The following table provides the breakout of Operating costs:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2023	2022	$	%	2023	2022	$	%
Outside services	$75,021	$71,038	$3,983	6%	$144,117	$137,265	$6,852	5%
Compensation and benefits	8,611	7,928	683	9%	17,051	15,803	1,248	8%
Other	1,567	2,144	(577)	(27)%	3,021	4,373	(1,352)	(31)%
Total operating costs	$85,199	$81,110	$4,089	5%	$164,189	$157,441	$6,748	4%

For the three and six months ended June 30, 2023, Outside services costs, which includes professional services fulfilled by third parties, media fees and other digital costs, and paid search and ad serving services, increased compared to the three and six months ended June 30, 2022, due to an increase in expenses associated with third-party media fees, driven by a corresponding increase in revenues.

For the three and six months ended June 30, 2023, Compensation and benefits costs increased compared to the three and six months ended June 30, 2022, primarily due to an increase in payroll expense driven by higher headcount.

For the three and six months ended June 30, 2023, Other costs decreased compared to the three and six months ended June 30, 2022, primarily due to a decrease in lease expenses, mainly as a result of exiting space associated with the sunset of non-core products.

For both the three and six months ended June 30, 2023, Selling, general and administrative expenses decreased $0.5 million compared to the three and six months ended June 30, 2022. The following table provides the breakout of Selling, general and administrative expenses:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2023	2022	$	%	2023	2022	$	%
Compensation and benefits	$19,172	$18,835	$337	2%	$38,238	$37,433	$805	2%
Outside services and other	2,948	3,762	(814)	(22)%	6,026	7,362	(1,336)	(18)%
Total selling, general and administrative expenses	$22,120	$22,597	$(477)	(2)%	$44,264	$44,795	$(531)	(1)%

For the three and six months ended June 30, 2023, Compensation and benefits costs increased compared to the three and six months ended June 30, 2022, primarily due to an increase in payroll expense driven by higher headcount as well as an increase in incentive pay, driven by a corresponding increase in revenues, partially offset by lower employee benefit costs, mainly due to a decrease in employer 401(k) matching contributions, which were suspended in the third quarter of 2022.

For the three and six months ended June 30, 2023, Outside services and other costs decreased compared to the three and six months ended June 30, 2022, due to a decrease in various miscellaneous expenses, including lower outsourcing costs and lower facility related expenses, reflecting lower lease expenses and lower costs for supplies. For the six months ended June 30, 2023, these decreases were partially offset by higher promotion and marketing expenses, mainly driven by lead generation.

For the three and six months ended June 30, 2023, Depreciation and amortization expense decreased compared to the three and six months ended June 30, 2022, primarily due to a decrease in amortization expense, mainly due to the impact of intangibles becoming fully amortized in the fourth quarter of 2022, partially offset by an increase in depreciation expense related to capitalized software.

DMS segment Adjusted EBITDA

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2023	2022	$	%	2023	2022	$	%
Net income attributable to Gannett	$9,273	$4,306	$4,967	***	$14,896	$9,563	$5,333	56%
Depreciation and amortization	5,927	6,829	(902)	(13)%	11,787	13,287	(1,500)	(11)%
Integration and reorganization costs	(48)	293	(341)	***	(28)	444	(472)	***
Loss on sale or disposal of assets, net	66	19	47	***	101	176	(75)	(43)%
Other items	252	2,859	(2,607)	(91)%	397	2,016	(1,619)	(80)%
Adjusted EBITDA (non-GAAP basis)(a)	$15,470	$14,306	$1,164	8%	$27,153	$25,486	$1,667	7%
Net income attributable to Gannett margin	7.6%	3.6%			6.3%	4.2%
Adjusted EBITDA margin (non-GAAP basis)(a)(b)	12.6%	12.1%			11.5%	11.2%
*** Indicates an absolute value percentage change greater than 100.
(a)See "Non-GAAP Financial Measures" below for additional information about non-GAAP measures.
(b)We define Adjusted EBITDA margin as Adjusted EBITDA divided by total Operating revenues.

For the three and six months ended June 30, 2023, the increase in Adjusted EBITDA compared to the three and six months ended June 30, 2022, was primarily attributable to the changes discussed above. In addition, for the three and six months ended June 30, 2023, Other items decreased compared to the same periods in the prior year, mainly due to a decrease in foreign currency losses.

Corporate and other category

For the three and six months ended June 30, 2023, Corporate and other operating revenues were $1.7 million and $3.1 million, respectively, compared to $1.4 million and $2.7 million for the three and six months ended June 30, 2022, respectively.

For the three and six months ended June 30, 2023, Corporate and other operating expenses decreased $0.3 million and $11.4 million, respectively, compared to the three and six months ended June 30, 2022. The following table provides the breakout of Corporate and other operating expenses:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2023	2022	$	%	2023	2022	$	%
Operating expenses:
Operating costs	$6,244	$(578)	$6,822	***	$12,270	$217	$12,053	***
Selling, general and administrative expenses	13,849	21,507	(7,658)	(36)%	19,447	44,214	(24,767)	(56)%
Depreciation and amortization	4,101	4,143	(42)	(1)%	8,430	8,037	393	5%
Integration and reorganization costs	5,025	4,411	614	14%	12,483	9,937	2,546	26%
(Gain) loss on sale or disposal of assets, net	—	—	—	—%	(1,448)	7	(1,455)	***
Other operating expenses	229	280	(51)	(18)%	458	641	(183)	(29)%
Total operating expenses	$29,448	$29,763	$(315)	(1)%	$51,640	$63,053	$(11,413)	(18)%
*** Indicates an absolute value percentage change greater than 100.

For the three and six months ended June 30, 2023, Corporate and other operating expenses decreased compared to the three and six months ended June 30, 2022, primarily due to a decrease in Selling, general and administrative expenses, mainly driven by a decrease in compensation costs, partially offset by an increase in Operating costs and an increase in Integration and reorganization costs. For the six months ended June 30, 2023, the increase in Integration and reorganization costs was mainly driven by an increase in severance costs, partially offset by a decrease in other costs related to the outsourcing of corporate functions. In addition, the six months ended June 30, 2023 also reflected a $1.4 million gain on the sale of intellectual property.

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

Details of our cash flows are included in the table below:

	Six months ended June 30,
In thousands	2023	2022
Cash provided by operating activities	$52,786	$1,688
Cash provided by (used for) investing activities	15,005	(9,649)
Cash used for financing activities	(54,560)	(35,047)
Effect of currency exchange rate change on cash	98	(1,140)
Increase (decrease) in cash, cash equivalents and restricted cash	$13,329	$(44,148)

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

Our cash flow provided by operating activities was $52.8 million for the six months ended June 30, 2023, compared to $1.7 million for the six months ended June 30, 2022. The increase in cash flow provided by operating activities was primarily due to a net increase in working capital, due to lower inventory, lower receivables driven by improved collections, a decrease in contributions to our pension and other postretirement benefit plans, and lower compensation costs, partially offset by lower cash receipts related to deferred revenues, an increase in accounts payable due to timing and an increase in severance payments.

Cash flows provided by (used for) investing activities: Cash flows provided by investing activities was $15.0 million for the six months ended June 30, 2023, compared to cash used of $9.6 million for the six months ended June 30, 2022. The change in cash flows provided by investing activities was primarily due to a decrease in cash paid for acquisitions, net of cash acquired, of $15.4 million, a decrease in purchases of property, plant and equipment of $6.8 million and an increase in proceeds from the sale of real estate and other assets of $1.8 million.

Cash flows used for financing activities: Cash flows used for financing activities was $54.6 million for the six months ended June 30, 2023, compared to $35.0 million for the six months ended June 30, 2022. The increase in cash flows used for financing activities was primarily due to lower borrowings, net of repayments of long-term debt of $26.4 million, offset by a decrease in payments related to treasury stock of $3.9 million, a decrease in the acquisition of noncontrolling interests of $2.1 million and a $1.0 million decrease in payments related to deferred financing costs.

Debt

As of June 30, 2023, the carrying value of our outstanding debt totaled $1.121 billion, which consisted of $383.4 million related to the Senior Secured Term Loan, $324.9 million related to the 2026 Senior Notes, $409.0 million related to the 2027 Notes (defined below), and $3.3 million related to the remaining 4.75% convertible senior notes due April 15, 2024 (the "2024 Notes").

The Senior Secured Term Loan bears interest at a per annum rate equal to Adjusted Term SOFR (which shall not be less than 0.50% per annum) plus a margin equal to 5.00% or an alternate base rate (which shall not be less than 1.50% per annum) plus a margin equal to 4.00%. We are required to repay the Senior Secured Term Loan from time to time with (i) the proceeds of non-ordinary course asset sales and casualty and condemnation events, (ii) the proceeds of indebtedness not permitted under the Senior Secured Term Loan, and (iii) the aggregate amount of cash and cash equivalents on hand at the Company and its restricted subsidiaries in excess of $100 million at the end of each fiscal year. Subsequent to the amendment effective as of April 8, 2022, the Senior Secured Term Loan is amortized at $15.1 million per quarter (or, if the ratio of debt secured on an equal basis with the Senior Secured Term Loan less unrestricted cash of the Company and its restricted subsidiaries to Consolidated EBITDA (as such terms are defined in the Senior Secured Term Loan) (such ratio, the "First Lien Net Leverage Ratio"), for the most recently ended period of four consecutive fiscal quarters is equal to or less than 1.20 to 1.00, $7.6 million per quarter). For the three and six months ended June 30, 2023, we made $15.1 million and $46.4 million, respectively, of prepayments, including quarterly amortization payments, on the Senior Secured Term Loan.

Interest on the 2026 Senior Notes is payable semi-annually in arrears. The 2026 Senior Notes mature on November 1, 2026,

unless redeemed or repurchased earlier pursuant to the 2026 Senior Notes Indenture.

Interest on the 6.0% Senior Secured Convertible Notes due 2027 (the "2027 Notes") is payable semi-annually in arrears. The 2027 Notes mature on December 1, 2027, unless earlier repurchased or converted. The 2027 Notes may be converted at any time by the holders into cash, shares of our common stock, par value $0.01 per share (the "Common Stock") or any combination of cash and Common Stock, at our election. The initial conversion rate is 200 shares of Common Stock per $1,000 principal amount of the 2027 Notes, which is equal to a conversion price of $5.00 per share of Common Stock (the "Conversion Price"). For the six months ended June 30, 2023, no shares were issued upon conversion, exercise, or satisfaction of the required conditions.

Our Senior Secured Term Loan, 2024 Notes, 2026 Senior Notes and 2027 Notes all contain usual and customary covenants and events of default. As of June 30, 2023, we were in compliance with all such covenants and obligations.

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

On February 1, 2022, our Board of Directors authorized the repurchase of up to $100 million (the "Stock Repurchase Program") of our Common Stock. Repurchases may be made from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or by means of one or more tender offers, in each case, as permitted by securities laws and other legal requirements. The amount and timing of the purchases, if any, will depend on a number of factors, including, but not limited to, the price and availability of our shares, trading volume, capital availability, our performance and general economic and market conditions. The Stock Repurchase Program may be suspended or discontinued at any time. Further, future repurchases under our Stock Repurchase Program may be subject to various conditions under the terms of our various debt instruments and agreements, unless an exception is available or we obtain a waiver or similar relief.

During the three and six months ended June 30, 2023, we did not repurchase any shares of Common Stock under the Stock Repurchase Program. As of June 30, 2023, the remaining authorized amount under the Stock Repurchase Program was approximately $96.9 million. We do not currently anticipate repurchasing any shares of Common Stock pursuant to the Stock Repurchase Program during the second half of 2023.

Beginning with the quarter ended December 31, 2022, and ending with the quarter ending September 30, 2024, the GR Plan's appointed actuary will certify the GR Plan's funded status for each quarter (the "Quarterly Certification") in accordance with U.S. GAAP. If the GR Plan is less than 100% funded, the Company will make a $1.0 million contribution to the GR Plan no later than 60 days following the receipt of the Quarterly Certification, provided, however, that the Company's obligation to make additional contractual contributions will terminate the earlier of (a) the day following the date that a contractual contribution would be due for the quarter ending September 30, 2024, and (b) the date the Company has made a total of $5 million of contractual contributions subsequent to June 30, 2022. As of June 30, 2023, the GR Plan was more than 100% funded.

We expect our capital expenditures for the remainder of 2023 to total approximately $23.6 million. These capital expenditures are anticipated to be primarily comprised of projects related to digital product development, costs associated with our print and technology systems, and system upgrades. The level of capital expenditures may vary based on investment decisions associated with further opportunities to consolidate systems, improve our product offerings, and other initiatives designed to improve the Company's operating efficiency.

Our leverage may adversely affect our business and financial performance and restricts our operating flexibility. The level of our indebtedness and our ongoing cash flow requirements may expose us to a risk that a substantial decrease in operating cash flows due to, among other things, continued or additional adverse economic conditions or adverse developments in our business, could make it difficult for us to meet the financial and operating covenants contained in our Senior Secured Term Loan, the 2026 Senior Notes, and the 2027 Notes. In addition, our leverage may limit cash flow available for general corporate purposes such as capital expenditures as well as share repurchases and acquisitions and our flexibility to react to competitive, technological, and other changes in our industry and economic conditions generally. We continue to closely monitor economic factors, including, but not limited to, the current inflationary market and rising interest rates, and we expect to continue to take the steps necessary to appropriately manage liquidity.

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

The table below shows the reconciliation of Net loss attributable to Gannett to Adjusted EBITDA and Net loss attributable to Gannett margin to Adjusted EBITDA margin:

	Three months ended June 30,		Six months ended June 30,
In thousands	2023	2022	2023	2022
Net loss attributable to Gannett	$(12,677)	$(53,688)	$(2,333)	$(56,655)
Provision (benefit) for income taxes	1,333	22,158	(15,996)	14,551
Interest expense	28,559	26,084	56,889	52,090
(Gain) loss on early extinguishment of debt	—	749	(496)	3,492
Non-operating pension income	(2,263)	(18,160)	(4,078)	(36,373)
Depreciation and amortization	39,784	49,530	83,482	97,313
Integration and reorganization costs	7,287	15,745	19,414	27,143
Other operating expenses	229	314	458	1,416
Asset impairments	1,177	85	1,182	939
(Gain) loss on sale or disposal of assets, net	146	372	(17,535)	(2,432)
Share-based compensation expense	5,047	5,385	8,783	8,778
Other items	2,529	2,277	4,283	4,760
Adjusted EBITDA (non-GAAP basis)	$71,151	$50,851	$134,053	$115,022
Net loss attributable to Gannett margin	(1.9)%	(7.2)%	(0.2)%	(3.8)%
Adjusted EBITDA margin (non-GAAP basis)	10.6%	6.8%	10.0%	7.7%
KEY PERFORMANCE INDICATORS

A key performance indicator ("KPI") is generally defined as a quantifiable measurement or metric used to gauge performance, specifically to help determine strategic, financial, and operational achievements, especially compared to those of similar businesses.

We define Digital-only ARPU as digital-only subscription average monthly revenues divided by the average digital-only subscriptions within the respective period. We define Core platform ARPU as core platform average monthly revenues divided by average monthly customer count within the period. We define Core platform revenues as revenue derived from customers utilizing our proprietary digital marketing services platform that are sold by either our direct or local market teams.

Management believes Digital-only ARPU, Core platform ARPU, digital-only subscriptions, and core platform average customer count are KPIs that offer useful information in understanding consumer behavior, trends in our business, and our overall operating results. Management utilizes these KPIs to track and analyze trends across our segments.

The following tables provide information regarding certain KPIs for both the Gannett Media and DMS segments:

	Three months ended June 30,				Six months ended June 30,
In thousands, except ARPU	2023	2022	Change	% Change	2023	2022	Change	% Change
Gannett Media:
Digital-only ARPU	$6.35	$5.98	$0.37	6.2%	$6.17	$5.96	$0.21	3.5%

DMS:
Core platform ARPU	$2,642	$2,393	$249	10.4%	$2,590	$2,362	$228	9.7%
Core platform average customer count	15.3	16.2	(0.9)	(5.6)%	15.0	15.8	(0.8)	(5.1)%

	As of June 30,
In thousands	2023	2022	% Change
Gannett Media:
Digital-only subscriptions	1,952	1,866	4.6%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including from changes in interest rates and foreign currency exchange rates. Changes in these factors could cause fluctuations in earnings and cash flow. In the normal course of business, exposure to certain of these market risks is managed as described below.

Interest Rates

We generally manage our risk associated with changes in interest rates through the use of a combination of variable and fixed-rate debt. As of June 30, 2023, we had variable and fixed-rate debt totaling $392.0 million and $827.7 million, respectively. Our variable-rate debt consisted of the Senior Secured Term Loan, which bears interest at the Adjusted Term Secured Overnight Financing Rate. A hypothetical interest rate increase of 150 basis points would have increased our interest expense related to our variable-rate debt and likewise decreased our income and cash flows by approximately $1.5 million and $2.9 million, respectively, for the three and six months ended June 30, 2023. See Note 6 — Debt to our condensed consolidated financial statements for further discussion of our debt.

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

At June 30, 2023 and 2022, cumulative foreign currency translation losses reported as part of equity were $2.7 million and $14.1 million, respectively. The fluctuation in cumulative foreign currency translation losses was driven by the impact of changing exchange rates, primarily due to the British pound sterling. A hypothetical 10% fluctuation of the price of the British pound sterling and the currencies in our DMS segment against the U.S. dollar would not have materially impacted operating income for the three and six months ended June 30, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Risks Related to Artificial Intelligence

We use artificial intelligence and may use new technologies in our business, and challenges with properly managing their use by us or third parties could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.

We have incorporated and may continue to incorporate artificial intelligence ("AI") solutions and other new technologies into our platform, offerings, services and features, and these applications may become important in our operations over time. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. If our competitors and other third parties adopt AI applications that use our content without end users visiting our network of websites, our digital advertising revenue could be reduced and we could lose additional monetization opportunities. The introduction of AI applications into our business may disrupt our relationship with employees if the AI tools are viewed as displacing work from newsrooms, which could adversely affect our business and results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, or biased, our reputation, business, financial condition, and results of operations may be adversely affected.

The use of AI applications has resulted in, and may in the future result in, cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations. AI applications also introduce risks to our ability to protect our intellectual property, to the extent large language models have used our content to train AI tools. Similarly, if we use open-source AI applications, we could be subject to claims of infringement of others’ intellectual property, which could adversely affect our business and results of operations.

AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including potential government regulation of AI, will require significant resources to develop, test and maintain our platform, offerings, services, and features to help us implement AI ethically in order to minimize unintended, harmful impact.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

The following table details our monthly share repurchases of Common Stock during the three months ended June 30, 2023:

In thousands, except per share amounts	Total number of shares purchased (a)	Average price paid per share (a)	Total number of shares purchased as part of publicly announced program (b)	Maximum approximate dollar value of shares that may yet be purchased under the Stock Repurchase Program (b)
Period
April 1, 2023 - April 30, 2023	8	$1.70	—	$—
May 1, 2023 - May 31, 2023	—	$—	—	$—
June 1, 2023 - June 30, 2023 (b)	57	$2.14	—	$—
Total	65	$2.09	—	$—
(a)Represents shares of Common Stock withheld pursuant to the 2020 Omnibus Incentive Compensation Plan to cover employee tax-withholding obligations upon vesting of restricted stock awards that vested in the second quarter of 2023. Amounts in the average price paid per share column reflect the weighted average price for shares withheld in satisfaction of these tax-withholding obligations.
(b)In February 2022, the Company's Board of Directors authorized the repurchase of up to $100 million of Common Stock (the "Stock Repurchase Program"). Repurchases may be made from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or by means of one or more tender offers, in each case, as permitted by securities laws and other legal requirements. During the three months ended June 30, 2023, the Company did not repurchase any shares of Common Stock under the Stock Repurchase Program. As of June 30, 2023, the remaining authorized amount under the Stock Repurchase Program was approximately $96.9 million. The Company does not anticipate repurchasing any shares of Common Stock pursuant to the Stock Repurchase Program during the second half of 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

This item is not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description	Location
3.1	Certificate of Elimination of the Series A Junior Participating Preferred Stock of Gannett Co., Inc.	Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed May 8, 2023.
10.1	Gannett Co., Inc. 2023 Stock Incentive Plan.*	Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-272656), filed on June 15, 2023.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.	Filed herewith.
32.1	Section 1350 Certification of Principal Executive Officer.	Furnished herewith.
32.2	Section 1350 Certification of Principal Financial Officer.	Furnished herewith.
101
The following financial information from Gannett Co., Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income; (iii) Condensed Consolidated Statements of Cash Flow; (iv) Condensed Consolidated Statements of Equity; and (v) Notes to Condensed Consolidated Financial Statements
Attached.
104	Cover Page Interactive Data File (formatted as Inline XBRL and embedded within the Inline XBRL document)	Attached.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2023	GANNETT CO., INC.

/s/ Douglas E. Horne
Douglas E. Horne
Chief Financial Officer and Chief Accounting Officer
(On behalf of the Registrant and as principal financial and principal accounting officer)