Form 10-Q
period 2023-09-30
Gannett Co., Inc.
filed 2023-11-02
CIK 1579684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of October 30, 2023, 148,876,080 shares of the registrant's Common Stock were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Part I, Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Part II, Item 1A — Risk Factors" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our current views regarding, among other things, our future growth, results of operations, performance, business prospects and opportunities, and our environmental, social and governance goals, and are not statements of historical fact. Words such as "anticipate(s)," "expect(s)," "intend(s)," "plan(s)," "goal," "project(s)," "believe(s)," "focused on," "will," "aim," "would," "could," "can," "may," "seek(s)," "estimate(s)" and similar expressions are intended to identify such forward-looking statements.

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

INDEX TO GANNETT CO., INC.
Q3 2023 FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GANNETT CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share data	September 30, 2023	December 31, 2022
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$109,240	$94,255
Accounts receivable, net of allowance of $13,143 and $16,697 as of September 30, 2023 and December 31, 2022, respectively	257,032	289,415
Inventories	29,914	45,223
Prepaid expenses	50,327	46,205
Other current assets	17,107	32,679
Total current assets	463,620	507,777
Property, plant and equipment, net of accumulated depreciation of $373,232 and $360,522 as of September 30, 2023 and December 31, 2022, respectively	246,271	305,994
Operating lease assets	230,961	233,322
Goodwill	533,264	533,166
Intangible assets, net	545,740	613,358
Deferred tax assets	57,284	56,618
Pension and other assets	172,237	143,320
Total assets	$2,249,377	$2,393,555
Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$310,527	$351,848
Deferred revenue	128,599	153,648
Current portion of long-term debt	69,339	60,452
Operating lease liabilities	46,918	44,872
Other current liabilities	5,797	6,218
Total current liabilities	561,180	617,038
Long-term debt	580,789	695,642
Convertible debt	412,483	405,681
Deferred tax liabilities	—	1,439
Pension and other postretirement benefit obligations	43,966	50,710
Long-term operating lease liabilities	212,681	219,109
Other long-term liabilities	112,227	108,563
Total noncurrent liabilities	1,362,146	1,481,144
Total liabilities	1,923,326	2,098,182
Commitments and contingent liabilities (See Note 11)
Equity
Preferred stock, $0.01 par value per share, 300,000 shares authorized, of which 0 shares and 150,000 shares were designated as Series A Junior Participating Preferred Stock at September 30, 2023 and December 31, 2022, respectively, none of which were issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value per share, 2,000,000,000 shares authorized, 158,446,632 shares issued and 149,002,959 shares outstanding at September 30, 2023; 153,286,104 shares issued and 146,223,179 shares outstanding at December 31, 2022	1,584	1,533
Treasury stock, at cost, 9,443,673 shares and 7,062,925 shares at September 30, 2023 and December 31, 2022, respectively	(17,392)	(14,737)
Additional paid-in capital	1,422,400	1,409,578
Accumulated deficit	(1,004,300)	(999,401)
Accumulated other comprehensive loss	(75,773)	(101,231)
Total Gannett stockholders' equity	326,519	295,742
Noncontrolling interests	(468)	(369)
Total equity	326,051	295,373
Total liabilities and equity	$2,249,377	$2,393,555
The accompanying notes are an integral part of these condensed consolidated financial statements.

GANNETT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
In thousands, except per share amounts	2023	2022	2023	2022
Advertising and marketing services	$339,803	$361,847	$1,033,960	$1,120,570
Circulation	227,104	264,732	702,001	827,958
Other	85,964	91,323	258,184	266,111
Total operating revenues	652,871	717,902	1,994,145	2,214,639
Operating costs	416,103	459,343	1,272,387	1,405,230
Selling, general and administrative expenses	184,914	212,473	549,431	662,146
Depreciation and amortization	40,644	44,778	124,126	142,091
Integration and reorganization costs (reversal)	(955)	33,311	18,459	60,454
Asset impairments	188	71	1,370	1,010
Gain on sale or disposal of assets, net	(23,334)	(7,180)	(40,869)	(9,612)
Other operating expenses	370	249	828	1,665
Total operating expenses	617,930	743,045	1,925,732	2,262,984
Operating income (loss)	34,941	(25,143)	68,413	(48,345)
Interest expense	27,918	27,750	84,807	79,840
(Gain) loss on early extinguishment of debt	(2,717)	(1,228)	(3,213)	2,264
Non-operating pension income	(2,929)	(14,990)	(7,007)	(51,363)
Other non-operating income, net	(907)	(651)	(1,324)	(811)
Non-operating expenses	21,365	10,881	73,263	29,930
Income (loss) before income taxes	13,576	(36,024)	(4,850)	(78,275)
Provision for income taxes	16,144	18,098	148	32,649
Net loss	(2,568)	(54,122)	(4,998)	(110,924)
Net loss attributable to noncontrolling interests	(2)	(8)	(99)	(155)
Net loss attributable to Gannett	$(2,566)	$(54,114)	$(4,899)	$(110,769)

Loss per share attributable to Gannett - basic	$(0.02)	$(0.39)	$(0.04)	$(0.81)
Loss per share attributable to Gannett - diluted	$(0.02)	$(0.39)	$(0.04)	$(0.81)

Other comprehensive income (loss):
Foreign currency translation adjustments	$(7,329)	$(21,721)	$4,835	$(44,925)
Pension and other postretirement benefit items:
Net actuarial gain (loss)	3,522	(99,904)	29,086	(88,914)
Amortization of net actuarial loss	(239)	(125)	(227)	(374)
Amortization of prior service cost	(409)	—	(376)	—
Equity method investments	—	—	610	—
Other	3,860	1,153	(1,682)	3,158
Total pension and other postretirement benefit items	6,734	(98,876)	27,411	(86,130)
Other comprehensive income (loss) before tax	(595)	(120,597)	32,246	(131,055)
Income tax provision (benefit) related to components of other comprehensive income (loss)	1,484	(26,047)	6,788	(23,254)
Other comprehensive income (loss), net of tax	(2,079)	(94,550)	25,458	(107,801)
Comprehensive income (loss)	(4,647)	(148,672)	20,460	(218,725)
Comprehensive loss attributable to noncontrolling interests	(2)	(8)	(99)	(155)
Comprehensive income (loss) attributable to Gannett	$(4,645)	$(148,664)	$20,559	$(218,570)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GANNETT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
In thousands	2023	2022
Operating activities
Net loss	$(4,998)	$(110,924)
Adjustments to reconcile net loss to operating cash flows:
Depreciation and amortization	124,126	142,091
Share-based compensation expense	12,727	13,277
Non-cash interest expense	15,942	15,954
Gain on sale or disposal of assets, net	(40,869)	(9,612)
(Gain) loss on early extinguishment of debt	(3,213)	2,264
Asset impairments	1,370	1,010
Pension and other postretirement benefit obligations	(10,765)	(71,640)
Change in other assets and liabilities, net	(20,903)	50,562
Cash provided by operating activities	73,417	32,982
Investing activities
Acquisitions, net of cash acquired	—	(15,432)
Purchase of property, plant and equipment	(29,707)	(35,943)
Proceeds from sale of real estate and other assets	83,799	71,004
Change in other investing activities	(24)	(548)
Cash provided by investing activities	54,068	19,081
Financing activities
Payments of deferred financing costs	—	(957)
Borrowings of long-term debt	—	80,000
Repayments of long-term debt	(111,894)	(127,567)
Acquisition of noncontrolling interests	—	(2,050)
Treasury stock	(2,642)	(6,529)
Changes in other financing activities	1,593	(941)
Cash used for financing activities	(112,943)	(58,044)
Effect of currency exchange rate change on cash	688	(1,447)
Increase (decrease) in cash, cash equivalents and restricted cash	15,230	(7,428)
Cash, cash equivalents and restricted cash at beginning of period	104,804	143,619
Cash, cash equivalents and restricted cash at end of period	$120,034	$136,191
The accompanying notes are an integral part of these condensed consolidated financial statements.

GANNETT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three months ended September 30, 2023
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Treasury stock		Non-controlling interest
In thousands	Shares	Amount				Shares	Amount		Total
Balance at June 30, 2023	158,436	$1,584	$1,418,577	$(73,694)	$(1,001,734)	9,311	$(17,370)	$(466)	$326,897
Net loss attributable to Gannett	—	—	—	—	(2,566)	—	—	(2)	(2,568)
Other comprehensive loss, net(a)	—	—	—	(2,079)	—	—	—	—	(2,079)
Share-based compensation expense	—	—	3,944	—	—	—	—	—	3,944
Issuance of common stock	11	—	24	—	—	—	—	—	24
Treasury stock	—	—	—	—	—	8	(20)	—	(20)
Restricted share forfeiture	—	—	—	—	—	125	(2)	—	(2)
Other activity	—	—	(145)	—	—	—	—	—	(145)
Balance at September 30, 2023	158,447	$1,584	$1,422,400	$(75,773)	$(1,004,300)	9,444	$(17,392)	$(468)	$326,051

	Three months ended September 30, 2022
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Treasury stock		Non-controlling interest
In thousands	Shares	Amount				Shares	Amount		Total
Balance at June 30, 2022	152,598	$1,526	$1,402,652	$46,747	$(978,054)	5,810	$(14,700)	$(263)	$457,908
Net loss attributable to Gannett	—	—	—	—	(54,114)	—	—	(8)	(54,122)
Restricted stock awards settled, net of withholdings	—	—	(178)	—	—	—	—	—	(178)
Restricted share grants	96	1	(1)	—	—	—	—	—	—
Other comprehensive loss, net(a)	—	—	—	(94,550)	—	—	—	—	(94,550)
Share-based compensation expense	—	—	4,499	—	—	—	—	—	4,499
Issuance of common stock	16	—	25	—	—	—	—	—	25
Restricted share forfeiture	—	—	—	—	—	682	(6)	—	(6)
Other activity	—	—	(441)	—	—	—	—	—	(441)
Balance at September 30, 2022	152,710	$1,527	$1,406,556	$(47,803)	$(1,032,168)	6,492	$(14,706)	$(271)	$313,135
(a) For the three months ended September 30, 2023 and 2022, Other comprehensive (loss) is net of an income tax provision of $1.5 million and an income tax benefit of $26.0 million, respectively.

GANNETT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Nine months ended September 30, 2023
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Treasury stock		Non-controlling interest
In thousands	Shares	Amount				Shares	Amount		Total
Balance at December 31, 2022	153,286	$1,533	$1,409,578	$(101,231)	$(999,401)	7,063	$(14,737)	$(369)	$295,373
Net loss attributable to Gannett	—	—	—	—	(4,899)	—	—	(99)	(4,998)
Restricted share grants	4,682	47	(47)	—	—	—	—	—	—
Other comprehensive income, net(a)	—	—	—	25,458	—	—	—	—	25,458
Share-based compensation expense	—	—	12,727	—	—	—	—	—	12,727
Issuance of common stock	479	4	70	—	—	—	—	—	74
Treasury stock	—	—	—	—	—	1,132	(2,642)	—	(2,642)
Restricted share forfeiture	—	—	—	—	—	1,249	(13)	—	(13)
Other activity	—	—	72	—	—	—	—	—	72
Balance at September 30, 2023	158,447	$1,584	$1,422,400	$(75,773)	$(1,004,300)	9,444	$(17,392)	$(468)	$326,051

	Nine months ended September 30, 2022
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Treasury stock		Non-controlling interest
In thousands	Shares	Amount				Shares	Amount		Total
Balance at December 31, 2021	144,667	$1,446	$1,400,206	$59,998	$(921,399)	2,368	$(8,151)	$(2,485)	$529,615
Net loss attributable to Gannett	—	—	—	—	(110,769)	—	—	(155)	(110,924)
Acquisition of noncontrolling interests	—	—	(4,419)	—	—	—	—	2,369	(2,050)
Restricted stock awards settled, net of withholdings	615	7	(1,737)	—	—	—	—	—	(1,730)
Restricted share grants	7,127	71	(71)	—	—	—	—	—	—
Other comprehensive loss, net(a)	—	—	—	(107,801)	—	—	—	—	(107,801)
Share-based compensation expense	—	—	13,277	—	—	—	—	—	13,277
Issuance of common stock	301	3	110	—	—	—	—	—	113
Treasury stock	—	—	—	—	—	1,555	(6,529)	—	(6,529)
Restricted share forfeiture	—	—	—	—	—	2,569	(26)	—	(26)
Other activity	—	—	(810)	—	—	—	—	—	(810)
Balance at September 30, 2022	152,710	$1,527	$1,406,556	$(47,803)	$(1,032,168)	6,492	$(14,706)	$(271)	$313,135
(a) For the nine months ended September 30, 2023 and 2022, Other comprehensive income (loss) is net of an income tax provision of $6.8 million and an income tax benefit of $23.3 million, respectively.

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

In the opinion of management, the unaudited condensed consolidated financial statements as of September 30, 2023 include all the assets, liabilities, revenues, expenses, and cash flows of entities which Gannett controls due to ownership of a majority voting interest ("subsidiaries"). In addition, in the opinion of management, the unaudited condensed consolidated financial statements as of September 30, 2023 reflect all necessary adjustments for a fair statement of the results for the interim period. All significant intercompany accounts and transactions have been eliminated in consolidation, and the Company consolidates its subsidiaries.

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

Recent accounting pronouncements not yet adopted

Disclosure Improvements

In October 2023, the Financial Accounting Standards Board (the "FASB") issued guidance, ASU 2023-06, that incorporates several disclosure and presentation requirements into the FASB’s Accounting Standards Codification (the "Codification") currently residing in SEC Regulation S-X and Regulation S-K. As the Company is currently subject to these SEC requirements, ASU 2023-06 is not expected to have a significant impact on the Company. The effective date for each amendment in the Codification will be the date on which the SEC's removal of the related disclosure from Regulation S-X or Regulation S-K becomes effective. If, by June 30, 2027, the SEC has not removed the existing disclosure requirements from Regulation S-X or Regulation S-K, the pending disclosure requirements will be removed from the Codification and will not become effective for any entity. ASU 2023-06 will be applied prospectively.

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

The Company's condensed consolidated statements of operations and comprehensive income (loss) present revenues disaggregated by revenue type. Sales taxes and other usage-based taxes are excluded from revenues. The following table presents our revenues disaggregated by source:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2023	2022	2023	2022
Print advertising	$137,154	$159,324	$434,383	$506,295
Digital advertising and marketing services	202,649	202,523	599,577	614,275
Advertising and marketing services	339,803	361,847	1,033,960	1,120,570
Print circulation	187,065	230,200	588,275	730,827
Digital-only subscription	40,039	34,532	113,726	97,131
Circulation	227,104	264,732	702,001	827,958
Other (a)	85,964	91,323	258,184	266,111
Total operating revenues	$652,871	$717,902	$1,994,145	$2,214,639
(a)     For the three and nine months ended September 30, 2023, Other revenues included Other Digital revenues, including digital syndication, affiliate, production and licensing revenues of $21.0 million and $59.9 million, respectively, compared to $19.4 million and $57.9 million for the three and nine months ended September 30, 2022, respectively.

For the three and nine months ended September 30, 2023, revenues generated from international locations were approximately 10.6% and 10.3% of total revenues, respectively. For the three and nine months ended September 30, 2022, revenues generated from international locations were approximately 9.6% and 9.4% of total revenues, respectively.

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

The following table presents the change in the deferred revenues balance by type of revenues:

	Nine months ended September 30, 2023			Nine months ended September 30, 2022
In thousands	Advertising, marketing services, and other	Circulation	Total	Advertising, marketing services, and other	Circulation	Total
Beginning balance	$46,327	$107,321	$153,648	$60,665	$124,173	$184,838
Acquisition	—	—	—	—	2,388	2,388
Cash receipts, net of refunds	215,155	609,894	825,049	203,704	725,621	929,325
Revenue recognized	(225,527)	(624,571)	(850,098)	(216,540)	(738,426)	(954,966)
Ending balance	$35,955	$92,644	$128,599	$47,829	$113,756	$161,585

NOTE 3 — Accounts receivable, net

Receivables are presented net of allowances, which reflect the Company's expected credit losses based on historical experience as well as current and expected economic conditions. The following table presents changes in the allowance for doubtful accounts:

	Nine months ended September 30,
In thousands	2023	2022
Beginning balance	$16,697	$16,470
Current period provision	7,073	5,074
Write-offs charged against the allowance	(14,075)	(13,149)
Recoveries of amounts previously written-off	3,429	3,469
Other	19	192
Ending balance	$13,143	$12,056

For the three and nine months ended September 30, 2023, the Company recorded $3.8 million and $7.1 million in bad debt expense, respectively. For the three and nine months ended September 30, 2022, the Company recorded $3.5 million and $5.1 million in bad debt expense, respectively. Bad debt expense is included in Selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss).

NOTE 4 — Goodwill and intangible assets

Goodwill and intangible assets consisted of the following:

	September 30, 2023			December 31, 2022
In thousands	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets:
Advertiser relationships	$445,935	$224,824	$221,111	$445,775	$192,032	$253,743
Other customer relationships	101,755	53,806	47,949	102,224	45,811	56,413
Subscriber relationships	251,087	148,309	102,778	251,083	126,899	124,184
Other intangible assets	68,780	61,218	7,562	68,780	55,932	12,848
Sub-total	$867,557	$488,157	$379,400	$867,862	$420,674	$447,188
Indefinite-lived intangible assets:
Mastheads			166,340			166,170
Total intangible assets			$545,740			$613,358

Goodwill			$533,264			$533,166

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

As of September 30, 2023, the Company performed a review of potential impairment indicators under both ASC 350 and ASC 360, and it was determined that no indicators of impairment were present.

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

Severance-related expenses

The Company recorded severance-related expenses by segment as follows:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2023	2022	2023	2022
Gannett Media	$495	$11,334	$8,315	$27,106
Digital Marketing Solutions	630	191	602	340
Corporate and other	338	4,212	5,350	5,288
Total	$1,463	$15,737	$14,267	$32,734

A roll-forward of the accrued severance and related expenses included in Accounts payable and accrued liabilities on the condensed consolidated balance sheets for the nine months ended September 30, 2023 is as follows:

In thousands	Severance and related costs
Beginning balance	$29,773
Restructuring provision included in integration and reorganization costs	14,267
Cash payments	(36,484)
Ending balance	$7,556

Other restructuring-related expenses

Other restructuring-related expenses represent costs for consolidating operations, systems implementation, outsourcing of corporate functions and facility consolidations. The Company recorded Other restructuring-related costs by segment as follows:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2023	2022	2023	2022
Gannett Media (a)	$(4,034)	$14,044	$(4,895)	$15,034
Digital Marketing Solutions	—	240	—	535
Corporate and other	1,616	3,290	9,087	12,151
Total	$(2,418)	$17,574	$4,192	$27,720
(a) For the three and nine months ended September 30, 2023, Other restructuring-related costs at the Gannett Media segment reflected the reversal of withdrawal liabilities related to multiemployer pension plans based on settlement of the withdrawal liability. For the three and nine months ended September 30, 2022, Other restructuring-related costs at the Gannett Media segment reflected a withdrawal liability which was expensed as a result of ceasing contributions to a multiemployer pension plan, as well as facilities consolidation expenses associated with exiting a lease.

NOTE 6 — Debt

The Company's debt consisted of the following:

	September 30, 2023				December 31, 2022
In millions	Principal balance	Unamortized original issue discount	Unamortized deferred financing costs	Carrying value	Principal balance	Unamortized original issue discount	Unamortized deferred financing costs	Carrying value
Senior Secured Term Loan	$360.3	$(5.9)	$(1.3)	$353.1	$438.4	$(8.9)	$(1.9)	$427.6
2026 Senior Notes	305.6	(6.7)	(5.2)	293.7	345.2	(9.4)	(7.3)	328.5
2027 Notes	485.3	(71.3)	(1.5)	412.5	485.3	(81.2)	(1.7)	402.4
2024 Notes	3.3	—	—	3.3	3.3	—	—	3.3
Total debt	$1,154.5	$(83.9)	$(8.0)	$1,062.6	$1,272.2	$(99.5)	$(10.9)	$1,161.8
Less: Current portion of long-term debt	$(69.3)	$—	$—	$(69.3)	$(60.5)	$—	$—	$(60.5)
Non-current portion of long-term debt	$1,085.2	$(83.9)	$(8.0)	$993.3	$1,211.7	$(99.5)	$(10.9)	$1,101.3

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

The Senior Secured Term Loan contains usual and customary covenants for credit facilities of this type, including a requirement to have minimum unrestricted cash of $30 million as of the last day of each fiscal quarter, and restricts, among other things, our ability to incur debt, grant liens, sell assets, make investments and pay dividends, in each case with customary exceptions, including an exception that permits dividends and repurchases of outstanding junior debt or equity in (i) an amount of up to $25 million per fiscal quarter if the First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 2.00 to 1.00, (ii) an amount of up to $50 million per fiscal quarter if the First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 1.50 to 1.00, and (iii) an unlimited amount if First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 1.00 to 1.00. As of September 30, 2023, the Company was in compliance with all of the covenants and obligations under the Senior Secured Term Loan.

As of September 30, 2023 and December 31, 2022, the Senior Secured Term Loan was recorded at carrying value, which approximated fair value, in the condensed consolidated balance sheets and was classified as Level 2.

For the three and nine months ended September 30, 2023, the Company recognized interest expense of $9.9 million and $30.6 million, respectively, and paid cash interest of $9.8 million and $30.6 million, respectively. For the three and nine months ended September 30, 2022, the Company recognized interest expense of $8.9 million and $23.3 million, respectively, and paid cash interest of $8.9 million and $23.3 million, respectively. For the three and nine months ended September 30, 2023, the Company recognized amortization of original issue discount of $0.7 million and $2.2 million, respectively, and amortization of deferred financing costs of $0.2 million and $0.5 million, respectively. For the three and nine months ended September 30, 2022, the Company recognized amortization of original issue discount of $0.9 million and $2.7 million, respectively, and amortization of deferred financing costs of $0.2 million and $0.6 million, respectively. Additionally, during the three and nine months ended September 30, 2023, there were losses on the early extinguishment of debt of $0.6 million and $1.0 million, respectively. For the three and nine months ended September 30, 2022, the Company recognized losses on early extinguishment of debt which were immaterial and $1.8 million, respectively, related to the write-off of original issue discount and deferred financing costs as a result of early prepayments on the Senior Secured Term Loan.

For the three and nine months ended September 30, 2023, the Company made payments of $31.7 million and $78.1 million, respectively, including quarterly amortization payments, which were classified as financing activities in the condensed consolidated statements of cash flows. In September 2023, the Company received a waiver from certain lenders of the Senior Secured Term Loan that reduced the scheduled quarterly amortization payment payable to those lenders by $13.1 million for the three months ended September 30, 2023, which was the amount used by the Company to repurchase a portion of its 2026 Senior Notes (defined below). As of September 30, 2023, the effective interest rate for the Senior Secured Term Loan was 11.3%.

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

The Company entered into privately negotiated agreements with certain holders of our 2026 Senior Notes, and for the three and nine months ended September 30, 2023, repurchased $33.5 million and $39.6 million, respectively, of principal of our outstanding 2026 Senior Notes at a discount to par value. In connection with the repurchase of our 2026 Senior Notes in September 2023, the Company received a waiver from certain lenders of the Senior Secured Term Loan which reduced the quarterly amortization payment payable to those lenders by $13.1 million for the three months ended September 30, 2023. As a result of these transactions, for the three and nine months ended September 30, 2023, the Company recognized a net gain on the early extinguishment of debt of approximately $3.3 million and $4.2 million, respectively, which included the write-off of unamortized original issue discount and deferred financing costs.

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

As of September 30, 2023 and December 31, 2022, the 2026 Senior Notes were recorded at carrying value in the condensed consolidated balance sheets, which did not approximate fair value. The 2026 Senior Notes were classified as Level 2, and based on unadjusted quoted prices in the active market obtained from third-party pricing services, the Company determined that the estimated fair value of the 2026 Senior Notes was $264.3 million and $281.7 million as of September 30, 2023 and December 31, 2022, respectively, and was primarily affected by fluctuations in market interest rates.

The unamortized original issue discount and deferred financing costs will be amortized over the remaining contractual life of the 2026 Senior Notes using the effective interest method. For the three and nine months ended September 30, 2023, the Company recognized interest expense of $4.9 million and $15.0 million, respectively, and paid cash interest of $0.6 million and $10.9 million, respectively. For the three and nine months ended September 30, 2022, the Company recognized interest expense of $5.6 million and $17.1 million, respectively, and paid cash interest of $0.2 million and $13.1 million, respectively. For the three and nine months ended September 30, 2023, the Company recognized amortization of original issue discount of $0.6 million and $1.8 million, respectively, and amortization of deferred financing costs of $0.4 million and $1.4 million, respectively. For the three and nine months ended September 30, 2022, the Company recognized amortization of original discount of $0.7 million and $2.1 million, respectively, and amortization of deferred financing costs of $0.5 million and $1.6 million, respectively. As of September 30, 2023, the effective interest rate on the 2026 Senior Notes was 7.3%.

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

The 2027 Notes Indenture includes affirmative and negative covenants, including limitations on liens, indebtedness, dispositions, loans, advances and investors, sale and leaseback transactions, restricted payments, transactions with affiliates, restrictions on dividends and other payment restrictions affecting restricted subsidiaries, negative pledges, and modifications to certain agreements. The 2027 Notes Indenture also requires that the Company maintain, as of the last day of each fiscal quarter, at least $30.0 million of Qualified Cash (as defined in the 2027 Notes Indenture). The 2027 Notes Indenture includes customary events of default.

The 2027 Notes have two components: (i) a debt component, and (ii) an equity component. As of September 30, 2023 and December 31, 2022, the debt component of the 2027 Notes was recorded at carrying value in the condensed consolidated balance sheets. The carrying value of the 2027 Notes reflected the balance of the unamortized discount related to the value of the conversion feature assessed at inception and did not approximate fair value as of September 30, 2023 and December 31, 2022. The 2027 Notes were classified as Level 2, and based on unadjusted quoted prices in the active market obtained from third-party pricing services, the Company determined that the estimated fair value of the 2027 Notes was $393.1 million and $353.7 million as of September 30, 2023 and December 31, 2022, respectively, and was primarily affected by fluctuations in market interest rates and the price of the Company's Common Stock. The fair value of the equity component was classified as Level 3 because it was measured at fair value using a binomial lattice model using assumptions based on market information and historical data, and significant unobservable inputs. As of September 30, 2023 and December 31, 2022, the amount of the conversion feature recorded in Additional paid-in capital was $279.6 million.

For the three and nine months ended September 30, 2023, the Company recognized interest expense of $7.3 million and $21.8 million, respectively, and paid no interest expense for the three months ended September 30, 2023, and paid interest expense of $14.6 million for the nine months ended September 30, 2023. For the three and nine months ended September 30, 2022, the Company recognized interest expense of $7.3 million and $21.8 million, respectively, and paid no interest expense for the three months ended September 30, 2022, and paid interest expense of $14.6 million for the nine months ended September 30, 2022. In addition, during the three and nine months ended September 30, 2023, the Company recognized amortization of the original issue discount of $3.4 million and $9.9 million, respectively, and an immaterial amount of amortization of deferred financing costs. For the three and nine months ended September 30, 2022, the Company recognized amortization of original issue discount of $3.1 million and $8.9 million, respectively, and an immaterial amount of amortization of deferred financing costs. As of September 30, 2023, the effective interest rate on the liability component of the 2027 Notes was 10.5%.

For the nine months ended September 30, 2023, no shares were issued upon conversion, exercise, or satisfaction of the required conditions. Refer to Note 10 — Supplemental equity information for details on the impact of the 2027 Notes to diluted earnings per share under the if-converted method.

Senior Convertible Notes due 2024

The $3.3 million principal value of the remaining 4.75% convertible senior notes due April 15, 2024 (the "2024 Notes") outstanding is reported within the Current portion of long-term debt in the September 30, 2023 condensed consolidated balance sheet. As of September 30, 2023, the effective interest rate on the 2024 Notes was 6.05%. As of September 30, 2023 and December 31, 2022, the 2024 Notes were recorded at carrying value, which approximated fair value, in the condensed consolidated balance sheets and were classified as Level 2.

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

Retirement plan costs include the following components:

	Pension benefits		Postretirement benefits
	Three months ended September 30,		Three months ended September 30,
In thousands	2023	2022	2023	2022
Operating expenses:
Service cost - benefits earned during the period	$335	$448	$10	$19
Non-operating expenses:
Interest cost on benefit obligation	21,248	17,715	486	442
Expected return on plan assets	(24,015)	(32,316)	—	—
Amortization of prior service cost (benefit)	18	—	(427)	—
Amortization of actuarial loss (gain)	556	22	(795)	(147)
Pension settlement gain	—	(706)	n/a	n/a
Total non-operating (benefit) expense	$(2,193)	$(15,285)	$(736)	$295
Total (benefit) expense for retirement plans	$(1,858)	$(14,837)	$(726)	$314

	Pension benefits		Postretirement benefits
	Nine months ended September 30,		Nine months ended September 30,
In thousands	2023	2022	2023	2022
Operating expenses:
Service cost - benefits earned during the period	$1,005	$1,357	$30	$57
Non-operating expenses:
Interest cost on benefit obligations	63,343	54,496	1,750	1,327
Expected return on plan assets	(71,497)	(106,106)	—	—
Amortization of prior service cost (benefit)	51	—	(427)	—
Amortization of actuarial loss (gain)	1,640	67	(1,867)	(441)
Pension settlement gain	—	(706)	n/a	n/a
Total non-operating (benefit) expense	$(6,463)	$(52,249)	$(544)	$886
Total (benefit) expense for retirement plans	$(5,458)	$(50,892)	$(514)	$943

Contributions

We are contractually obligated to contribute to our pension and postretirement benefit plans. During the nine months ended September 30, 2023, we contributed $1.2 million and $3.6 million to our pension and other postretirement plans, respectively. Beginning with the quarter ended December 31, 2022, and ending with the quarter ending September 30, 2024, the GR Plan's appointed actuary will certify the GR Plan's funded status for each quarter (the "Quarterly Certification") in accordance with U.S. GAAP. If the GR Plan is less than 100% funded, the Company will make a $1.0 million contribution to the GR Plan no later than 60 days following the receipt of the Quarterly Certification, provided, however, that the Company's obligation to make additional contractual contributions will terminate the earlier of (a) the day following the date that a contractual contribution would be due for the quarter ending September 30, 2024, and (b) the date the Company has made a total of $5.0 million of contractual contributions subsequent to June 30, 2022. As of September 30, 2023, the GR Plan was more than 100% funded.

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

As of September 30, 2023 and December 31, 2022, assets and liabilities recorded at fair value and measured on a recurring basis primarily consist of pension plan assets. As permitted by U.S. GAAP, we use net asset values ("NAV") as a practical expedient to determine the fair value of certain investments. These investments measured at NAV have not been classified in the fair value hierarchy.

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

The Company has classified certain real estate assets as held for sale, primarily at the Gannett Media segment, totaling $1.3 million and $8.4 million as of September 30, 2023 and December 31, 2022, respectively, as part of our plan to monetize non-core assets. We expect to record a gain on the sale of assets held for sale as of September 30, 2023 in the fourth quarter of 2023 upon closing of the transactions. During the three and nine months ended September 30, 2023, we recognized net gains on the sale of assets of $23.3 million and $40.9 million, respectively, primarily in connection with assets held for sale at both June 30, 2023 and December 31, 2022.

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

NOTE 9 — Income taxes

The following table outlines our pre-tax net income (loss) and income tax amounts:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2023	2022	2023	2022
Income (loss) before income taxes	$13,576	$(36,024)	$(4,850)	$(78,275)
Provision for income taxes	16,144	18,098	148	32,649
Effective tax rate	118.9%	(50.2)%	(3.1)%	(41.7)%

The provision for income taxes is calculated by applying the projected annual effective tax rate for the year to the current period income or loss before tax plus the tax effect of any significant or unusual items (discrete events), and changes in tax laws. The provision for income taxes for the three months ended September 30, 2023, was mainly driven by an increase in the estimated annual effective tax rate applied to the full year resulting from a decrease in the net income before tax projections used in the third quarter of 2023, the change in valuation allowances on non-deductible U.S. interest expense carryforwards, and the global intangible low-taxed income inclusion. The provision was calculated using an estimated annual effective tax rate of 159.4%. The estimated annual effective tax rate is principally impacted by valuation allowances on non-deductible interest expense carryforwards, the global intangible low-taxed income inclusion, and foreign tax expense, which is partially offset by the benefit of U.S. pre-tax book loss. The estimated annual effective tax rate is based on the projected tax expense for the full year.

The provision for income taxes for the nine months ended September 30, 2023, was mainly driven by the change in valuation allowances on non-deductible U.S. interest expense carryforwards and the global intangible low-taxed income inclusion, partially offset by the tax benefit of the year to date pre-tax book loss.

The total amount of unrecognized tax benefits that, if recognized, may impact the effective tax rate was approximately $61.5 million and $43.3 million as of September 30, 2023 and December 31, 2022, respectively. The Company recognizes interest and penalties related to unrecognized tax benefit as a component of income tax expense. The amount of accrued interest and penalties payable related to unrecognized tax benefits was $4.6 million and $3.9 million as of September 30, 2023 and December 31, 2022, respectively.

It is reasonably possible that further adjustments to our unrecognized tax benefits may be made within the next twelve months due to audit settlements and regulatory interpretations of existing tax laws. At this time, an estimate of the potential change to the amount of unrecognized tax benefits cannot be made.

The provision for income taxes for the three months ended September 30, 2022, was mainly driven by the valuation allowances on non-deductible interest expense carryforwards and the global intangible low-taxed income inclusion from our wholly owned U.K. subsidiary. The provision was calculated using the estimated annual effective tax rate of negative 46.3%.

The provision for income taxes for the nine months ended September 30, 2022, was mainly driven by the valuation allowances on non-deductible interest expense carryforwards, the global intangible low-taxed income inclusion and foreign taxes, offset by the benefit of the pre-tax book loss.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the "Inflation Reduction Act"), which includes, among other provisions, changes to the U.S. corporate income tax system, including a 15% minimum tax based on "average adjusted financial statement income" exceeding $1 billion for any three consecutive years preceding the tax year and a 1% excise tax on net repurchases of stock in excess of $1 million after December 31, 2022. During the three and nine months ended September 30, 2023, we did not experience a material financial impact from the Inflation Reduction Act. We do not anticipate a material financial impact from the Inflation Reduction Act during the fourth quarter of 2023.

We are subject to income taxes and various other taxes in the U.S. and in many foreign jurisdictions; therefore, changes in both domestic and international tax laws or regulations have affected and may affect our effective tax rate, results of operations, and cash flows. The Organization for Economic Co-operation and Development (the "OECD")/G20 Inclusive Framework on Base Erosion and Profit Shifting has agreed on a two-pillar approach to address tax challenges arising from the digitalization of the global economy by (i) allocating profits to market jurisdictions ("Pillar One") and (ii) ensuring multinational enterprises pay a minimum level of tax regardless of where the headquarters are located or the jurisdictions in which the company operates ("Pillar Two"). Pillar One targets multinational groups with global revenue exceeding €20 billion and a profit-to-revenue ratio of more than 10%. Companies subject to Pillar One will be required to allocate profits and pay taxes to market jurisdictions. Based on the current proposed revenue and profit thresholds, the Company does not expect to be subject to tax changes associated with Pillar One. Pillar Two focuses on global profit allocation and a global minimum tax rate. On December 12, 2022, the European Union ("EU") Member States formally adopted the EU's Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the OECD Pillar Two Framework that was supported by over 130 countries worldwide. The EU effective date is January 1, 2024 for the Pillar Two directive. Other countries are also actively considering changes to their tax laws to adopt certain parts of the OECD's proposals. The Company will continue to evaluate the potential future impact of Pillar One and Pillar Two proposals on our consolidated financial statements and related disclosures.

NOTE 10 — Supplemental equity information

Loss per share

The following table sets forth the information to compute basic and diluted loss per share:

	Three months ended September 30,		Nine months ended September 30,
In thousands, except per share data	2023	2022	2023	2022
Net loss attributable to Gannett	$(2,566)	$(54,114)	$(4,899)	$(110,769)

Basic weighted average shares outstanding	140,373	137,008	139,378	136,857
Diluted weighted average shares outstanding	140,373	137,008	139,378	136,857

Loss per share attributable to Gannett - basic	$(0.02)	$(0.39)	$(0.04)	$(0.81)
Loss per share attributable to Gannett - diluted	$(0.02)	$(0.39)	$(0.04)	$(0.81)

The Company excluded the following securities from the computation of diluted loss per share because their effect would have been antidilutive:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2023	2022	2023	2022
Warrants	845	845	845	845
Stock options	6,068	6,068	6,068	6,068
Restricted stock grants (a)	8,779	11,211	8,779	11,211
2027 Notes (b)	97,057	97,057	97,057	97,057
(a)Includes Restricted stock awards ("RSAs"), Restricted stock units ("RSUs") and Performance stock units ("PSUs").
(b)Represents the total number of shares that would be convertible at September 30, 2023 and 2022 as stipulated in the 2027 Notes Indenture.

The 2027 Notes may be converted at any time by the holders into cash, shares of the Company's Common Stock or any combination of cash and Common Stock, at the Company's election. Conversion of all of the 2027 Notes into Common Stock (assuming the maximum increase in the conversion rate as a result of a Make-Whole Fundamental Change but no other adjustments to the conversion rate), would result in the issuance of an aggregate of 287.2 million shares of Common Stock. The Company has excluded approximately 287.2 million shares from the income (loss) per share calculation, representing the total number of shares issuable assuming the maximum increase in the conversion rate. As of September 30, 2023, 97.1 million shares representing the total number of shares that would be convertible were excluded from the income (loss) per share calculation because their effect would be antidilutive.

Share-based compensation

Share-based compensation expense was $3.9 million and $12.7 million for the three and nine months ended September 30, 2023, respectively, and $4.5 million and $13.3 million for the three and nine months ended September 30, 2022, respectively.

The total compensation cost not yet recognized related to non-vested awards as of September 30, 2023 was $20.2 million, which is expected to be recognized over a weighted-average period of 1.7 years through June 2025.

Equity awards

During the nine months ended September 30, 2023, a total of 5.2 million RSAs were granted. RSAs generally vest one-third on each of the first three anniversaries of the date of grant, subject to the participants' continued employment with the Company and the terms of the applicable award agreement. The weighted average grant date fair value of RSAs granted during the nine months ended September 30, 2023 was $1.87.

Preferred stock

The Company has authorized 300,000 shares of preferred stock, par value $0.01 per share, issuable in one or more series designated by the Company's Board of Directors. The Company previously designated 150,000 preferred shares as Series A Junior Participating Preferred Stock, which were eliminated on May 5, 2023 upon the filing of a Certificate of Elimination with the Secretary of State of the State of Delaware and which shares were returned to the status of authorized but unissued shares of preferred stock, without designation. There were no issuances of preferred stock during the nine months ended September 30, 2023.

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

During the three and nine months ended September 30, 2023, the Company did not repurchase any shares of Common Stock under the Stock Repurchase Program. As of September 30, 2023, the remaining authorized amount under the Stock Repurchase Program was approximately $96.9 million. The Company does not anticipate repurchasing any shares of Common Stock pursuant to the Stock Repurchase Program during the fourth quarter of 2023.

Accumulated other comprehensive loss

The following tables summarize the components of, and the changes in, Accumulated other comprehensive loss, net of tax:

	Nine months ended September 30, 2023			Nine months ended September 30, 2022
In thousands	Pension and postretirement benefit plans	Foreign currency translation	Total	Pension and postretirement benefit plans	Foreign currency translation	Total
Beginning balance	$(86,351)	$(14,880)	$(101,231)	$50,870	$9,128	$59,998
Other comprehensive income (loss) before reclassifications, net of taxes	21,080	4,835	25,915	(62,075)	(44,925)	(107,000)
Amounts reclassified from accumulated other comprehensive loss(a)(b)(c)	(457)	—	(457)	(801)	—	(801)
Net current period other comprehensive income (loss), net of taxes	20,623	4,835	25,458	(62,876)	(44,925)	(107,801)
Ending balance	$(65,728)	$(10,045)	$(75,773)	$(12,006)	$(35,797)	$(47,803)
(a)Amounts reclassified from accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note 7 — Pensions and other postretirement benefit plans.
(b)Amounts reclassified from accumulated other comprehensive loss are recorded net of tax impacts of $146 thousand and $279 thousand for the nine months ended September 30, 2023 and 2022, respectively.
(c)Amounts reclassified from accumulated other comprehensive loss include a net pension settlement gain of $0.7 million ($0.5 million, net of tax) for the nine months ended September 30, 2022. See Note 7 — Pensions and other postretirement benefit plans.

NOTE 11 — Commitments, contingencies, and other matters

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

On June 20, 2023, the Company filed a civil action against Google LLC and Alphabet Inc. (together, "Google") in the U.S. District Court in the Southern District of New York seeking injunctive relief and damages for the anticompetitive monopolization of advertising technology markets and for deceptive commercial practices. The Company's complaint details more than a dozen anticompetitive and deceptive acts that the Company believes demonstrate Google's unfair control and manipulation of all sides of each online advertising transaction. The Company intends to vigorously pursue this action. However, at this stage, the Company is unable to predict the outcome or impact on its business and financial results. The Company is accounting for this matter as a gain contingency, and will record any such gain in future periods, if and when the contingency is resolved, in accordance with ASC 450 "Contingencies." We do not expect pursuing this lawsuit to be a significant cost to us.

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

Management considers Adjusted EBITDA to be an important metric to evaluate and compare the ongoing operating performance of our segments on a consistent basis across reporting periods as it eliminates the effect of items that we do not believe are indicative of each segment's core operating performance.

	Three months ended September 30,		Nine months ended September 30,
In thousands	2023	2022	2023	2022
Revenues:
Gannett Media	$567,540	$633,006	$1,742,438	$1,968,269
Digital Marketing Solutions	121,919	120,049	357,525	347,771
Corporate and other	1,532	1,328	4,603	4,042
Intersegment Eliminations	(38,120)	(36,481)	(110,421)	(105,443)
Total operating revenues	652,871	717,902	1,994,145	2,214,639
Adjusted EBITDA:
Gannett Media	54,260	46,023	177,342	165,527
Digital Marketing Solutions	13,575	15,690	40,728	41,176
Corporate and other	(8,311)	(9,804)	(24,493)	(39,772)
Net loss attributable to noncontrolling interests	2	8	99	155
Interest expense	27,918	27,750	84,807	79,840
(Gain) loss on early extinguishment of debt	(2,717)	(1,228)	(3,213)	2,264
Non-operating pension income	(2,929)	(14,990)	(7,007)	(51,363)
Depreciation and amortization	40,644	44,778	124,126	142,091
Integration and reorganization costs (reversal)	(955)	33,311	18,459	60,454
Other operating expenses	370	249	828	1,665
Asset impairments	188	71	1,370	1,010
Gain on sale or disposal of assets, net	(23,334)	(7,180)	(40,869)	(9,612)
Share-based compensation expense	3,944	4,499	12,727	13,277
Other items	2,817	665	7,100	5,425
Income (loss) before income taxes	13,576	(36,024)	(4,850)	(78,275)
Provision for income taxes	16,144	18,098	148	32,649
Net loss	(2,568)	(54,122)	(4,998)	(110,924)
Net loss attributable to noncontrolling interests	(2)	(8)	(99)	(155)
Net loss attributable to Gannett	$(2,566)	$(54,114)	$(4,899)	$(110,769)

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

The following table presents a reconciliation of cash, cash equivalents and restricted cash:

	September 30,
In thousands	2023	2022
Cash and cash equivalents	$109,240	$124,867
Restricted cash included in other current assets	488	1,078
Restricted cash included in pension and other assets	10,306	10,246
Total cash, cash equivalents and restricted cash	$120,034	$136,191

Supplemental cash flow information

The following table presents supplemental cash flow information, including non-cash investing and financing activities:

	Nine months ended September 30,
In thousands	2023	2022
Cash paid for taxes, net of refunds	$5,534	$2,726
Cash paid for interest	56,137	51,021
Non-cash investing and financing activities:
Accrued capital expenditures	$2,416	$970

Supplemental lease information

In 2023, the Company sold two properties in Michigan and Arizona, for a total of $60.5 million, which resulted in a net gain of $39.3 million. Contemporaneously with the closing of the sales, the Company entered into leases pursuant to which we leased back the properties for cumulative annual rent of $39.9 million, subject to annual escalations. The leases are being accounted for as operating leases. For the nine months ended September 30, 2023 and 2022, we recognized a gain on sale and leaseback transactions, net totaling $40.6 million and $12.3 million, respectively.

Accounts payable and accrued liabilities

A breakout of Accounts payable and accrued liabilities is presented below:

In thousands	September 30, 2023	December 31, 2022
Accounts payable	$159,284	$189,094
Compensation	61,577	87,937
Taxes (primarily property, sales, and payroll taxes)	11,310	11,940
Benefits	20,896	21,942
Interest	17,520	6,162
Other	39,940	34,773
Accounts payable and accrued liabilities	$310,527	$351,848

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

Through USA TODAY, our network of local properties, and Newsquest, we deliver high-quality, trusted content with a commitment to balanced, unbiased journalism, where and when consumers want to engage with it on virtually any device or platform. Additionally, we have strong relationships with hundreds of thousands of local and national businesses in both our U.S. and U.K. markets due to our large local and national sales forces and a robust advertising and digital marketing solutions product suite. We report in two segments: Gannett Media and Digital Marketing Solutions ("DMS"). We also have a Corporate and other category that includes activities not directly attributable to a specific reportable segment and includes broad corporate functions, such as legal, human resources, accounting, analytics, finance and marketing, as well as other general business costs. A full description of our reportable segments is included in Note 12 — Segment reporting in the notes to the condensed consolidated financial statements.

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
•Our revenues and results of operations have been and can be significantly influenced by general macroeconomic conditions, including but not limited to, interest rates, inflation, housing demand, employment levels, and consumer confidence. We believe that these factors are contributing to uncertainty in SMBs, which is resulting in lower levels of advertising performance and reduced spending in categories such as home services.

Recent Developments
Debt Repurchase

During the three and nine months ended September 30, 2023, we entered into privately negotiated agreements with certain holders of our $400 million aggregate principal amount of 6.00% first lien notes due November 1, 2026 (the "2026 Senior Notes"), and repurchased $33.5 million and $39.6 million, respectively, of principal of our outstanding 2026 Senior Notes at a discount to par value. As a result of the repurchases of our 2026 Senior Notes, for the three and nine months ended September 30, 2023, we recognized net gains on the early extinguishment of debt of approximately $3.3 million and $4.2 million, respectively, which included the write-off of unamortized original issue discount and deferred financing costs. In addition, for the three and nine months ended September 30, 2023, we repaid approximately $31.7 million and $78.1 million, respectively, of our five-year senior secured term loan facility in an original aggregate principal amount of $516.0 million (the "Senior Secured Term Loan," formerly referred to as the New Senior Secured Term Loan), including quarterly amortization payments. As a result of repayments related to our Senior Secured Term Loan, for the three and nine months ended September 30, 2023, we recognized net losses on the early extinguishment of debt of $0.6 million and $1.0 million, respectively, which included the write-off of unamortized original issue discount and deferred financing costs. In September 2023, we received a waiver from certain lenders of our Senior Secured Term Loan that reduced the scheduled quarterly amortization payment payable to those lenders by $13.1 million for the three months ended September 30, 2023, which was the amount we used to repurchase a portion of our 2026 Senior Notes.

Certain Matters Affecting Comparability

The following items affect period-over-period comparisons and will continue to affect period-over-period comparisons for future results:

Gain on sale or disposal of assets, net

For the three and nine months ended September 30, 2023, we recognized a net gain on the sale of assets of $23.3 million and $40.9 million, respectively, primarily related to net gains of $23.5 million and $39.7 million, respectively, at the Gannett Media segment due to the sales of domestic production facilities as part of our plan to monetize non-core assets, and for the nine months ended September 30, 2023, the gain on the sale of assets also included the sale of intellectual property of $1.4 million at our Corporate and other category. For the three and nine months ended September 30, 2022, we recognized a net gain on the sale of assets of $7.2 million and $9.6 million, respectively, primarily at the Gannett Media segment mainly related to the sales of domestic production facilities as part of our plan to monetize non-core assets.

Integration and reorganization costs

For the three and nine months ended September 30, 2023, we incurred Integration and reorganization costs, including $1.5 million and $14.3 million, respectively, related to severance activities and $1.9 million and $10.6 million, respectively, related to other costs, including costs for consolidating operations, primarily related to systems implementation and the outsourcing of corporate functions. In addition, for the three and nine months ended September 30, 2023, other costs were offset by the reversal of withdrawal liabilities related to multiemployer pension plans of $4.3 million and $6.4 million, respectively, based on settlement of the withdrawal liability. For the three and nine months ended September 30, 2022, we incurred Integration and reorganization costs of $33.3 million and $60.5 million, respectively. Of the total costs incurred, $15.7 million and $32.7 million, respectively, were related to severance activities and $17.6 million and $27.7 million, respectively, were related to other costs, including a withdrawal liability of $8.6 million recognized in both the three and nine months ended September 30, 2022, which was expensed as a result of ceasing contributions to a multiemployer pension plan, costs related to consolidating operations, primarily related to systems implementation and the outsourcing of corporate functions as well as facilities consolidation expenses associated with exiting a lease.

Foreign currency

Our U.K. media operations are conducted through our Newsquest subsidiary. In addition, we have foreign operations in regions such as Canada, Australia, New Zealand and India. Earnings from operations in foreign regions are translated into U.S. dollars at average exchange rates prevailing during the period, and assets and liabilities are translated at exchange rates in effect at the balance sheet date. Currency translation fluctuations may impact revenue, expense, and operating income results for our international operations. Foreign currency headwinds have increased significantly as the U.S. dollar strengthened in relation to many foreign currencies, including the U.K. pound sterling. Foreign currency exchange rate fluctuations negatively impacted our revenues and profitability during the three and nine months ended September 30, 2023, and may continue to negatively impact our financial results in the future.

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

Building on our environmental, social and governance focus to foster culture and community both internally and externally

We will continue our environmental, social and governance ("ESG") journey that is rooted in our strategic mission to empower our communities to thrive and putting our customers at the center of everything we do. We support that mission with clearly defined values that aim to influence not only what we do, but how we do it, with one of the core pillars focusing on our ongoing commitments to inclusion, diversity, and equity ("ID&E"). From our internal efforts around recruiting, development and retention, to our external efforts to provide high quality products and excellent customer service, we believe our strategic focus will benefit from our continued commitment to building upon our culture and community values.

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

These challenging conditions, especially higher inflation and interest rates, have negatively impacted the consumer and resulted in increased price sensitivity from our print and paid digital-only subscribers. Consumer purchases of discretionary items, including our products and services, generally decline during periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. Increased consumer price sensitivity, along with delivery challenges associated with labor shortages, and ongoing consumer sentiment negatively impacted print circulation volumes as compared to the same periods in the prior year. In addition, SMBs are facing a more complex marketing environment and need to create digital presence to capture audience online. Advertisers are increasingly looking for more effective ways to analyze their return on marketing investments and are seeking solutions that offer greater attribution. We offer a broad suite of digital marketing services products that offer a single, unified solution to meet their digital marketing needs.

As a result of the macroeconomic volatility, we experienced rising costs, including costs associated with labor, newsprint, delivery, ink, printing plates, fuel, and utilities. However, we believe that the inflationary pressures peaked in 2022 and we are beginning to realize and expect we may continue to realize lower prices related to newsprint costs. We are also exposed to potential increases in interest rates associated with our Senior Secured Term Loan, which as of September 30, 2023 and December 31, 2022, accounted for approximately 31% and 34% of our outstanding debt, respectively, as well as fluctuations in foreign currency exchange rates, primarily related to our operations in the U.K. We expect continued uncertainty and volatility in the U.S. and global economies which will continue to impact our business.

Recent U.S. and International Tax Legislation

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the "Inflation Reduction Act"), which includes, among other provisions, changes to the U.S. corporate income tax system, including a 15% minimum tax based on "average adjusted financial statement income" exceeding $1 billion for any three consecutive years preceding the tax year and a 1% excise tax on net repurchases of stock in excess of $1 million after December 31, 2022. During the three and nine months ended September 30, 2023, we did not experience a material financial impact from the Inflation Reduction Act. We do not anticipate a material financial impact from the Inflation Reduction Act during the fourth quarter of 2023.

We are subject to income taxes and various other taxes in the U.S. and in many foreign jurisdictions; therefore, changes in both domestic and international tax laws or regulations have affected and may affect our effective tax rate, results of operations, and cash flows. The Organization for Economic Co-operation and Development (the "OECD")/G20 Inclusive Framework on Base Erosion and Profit Shifting has agreed on a two-pillar approach to address tax challenges arising from the digitalization of the global economy by (i) allocating profits to market jurisdictions ("Pillar One") and (ii) ensuring multinational enterprises pay a minimum level of tax regardless of where the headquarters are located or the jurisdictions in which the company operates ("Pillar Two"). Pillar One targets multinational groups with global revenue exceeding €20 billion and a profit-to-revenue ratio of more than 10%. Companies subject to Pillar One will be required to allocate profits and pay taxes to market jurisdictions. Based on the current proposed revenue and profit thresholds, we do not expect to be subject to tax changes associated with Pillar One. Pillar Two focuses on global profit allocation and a global minimum tax rate. On December 12, 2022, the European Union ("EU") Member States formally adopted the EU's Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the OECD Pillar Two Framework that was supported by over 130 countries worldwide. The EU effective date is January 1, 2024 for the Pillar Two directive. Other countries are also actively considering changes to their tax laws to adopt certain parts of the OECD's proposals. We will continue to evaluate the potential future impact of Pillar One and Pillar Two proposals on our consolidated financial statements and related disclosures.

Seasonality

Our revenues are subject to moderate seasonality, primarily due to fluctuations in advertising volumes. Advertising and marketing services revenues for our Gannett Media segment are typically highest in the fourth quarter, primarily due to fluctuations in advertising volumes tied to the holidays, regional weather, and levels of activity in our various markets, some of which have a high degree of seasonal residents and tourists. The volume of advertising sales in any period is also impacted by other external factors such as competitors' pricing, advertisers' decisions to increase or decrease their advertising expenditures in response to anticipated consumer demand, and general economic conditions. Uncertain economic conditions continued to adversely impact our advertising revenues during 2023, and the occurrence of these factors has resulted in a reduction in demand for our print and digital advertising, reduced the rates for our advertising, and caused marketers to shift, reduce or stop spend. Refer to "Macroeconomic Environment" above for further discussion.

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

RESULTS OF OPERATIONS

Consolidated Summary

A summary of our consolidated results is presented below:

	Three months ended September 30,				Nine months ended September 30,
In thousands, except per share amounts			Change				Change
	2023	2022	$	%	2023	2022	$	%
Operating revenues:
Local and national print	$77,194	$92,957	$(15,763)	(17)%	$245,457	$301,422	$(55,965)	(19)%
Classified print	59,960	66,367	(6,407)	(10)%	188,926	204,873	(15,947)	(8)%
Print advertising	137,154	159,324	(22,170)	(14)%	434,383	506,295	(71,912)	(14)%

Digital media	67,643	67,886	(243)	—%	201,771	223,916	(22,145)	(10)%
Digital marketing services (a)	121,891	119,745	2,146	2%	357,113	346,201	10,912	3%
Digital classified	13,115	14,892	(1,777)	(12)%	40,693	44,158	(3,465)	(8)%
Digital advertising and marketing services	202,649	202,523	126	—%	599,577	614,275	(14,698)	(2)%

Advertising and marketing services	339,803	361,847	(22,044)	(6)%	1,033,960	1,120,570	(86,610)	(8)%

Print circulation	187,065	230,200	(43,135)	(19)%	588,275	730,827	(142,552)	(20)%
Digital-only subscription	40,039	34,532	5,507	16%	113,726	97,131	16,595	17%
Circulation	227,104	264,732	(37,628)	(14)%	702,001	827,958	(125,957)	(15)%

Other (a)	85,964	91,323	(5,359)	(6)%	258,184	266,111	(7,927)	(3)%

Total operating revenues	652,871	717,902	(65,031)	(9)%	1,994,145	2,214,639	(220,494)	(10)%

Total operating expenses (b)	617,930	743,045	(125,115)	(17)%	1,925,732	2,262,984	(337,252)	(15)%
Operating income (loss)	34,941	(25,143)	60,084	***	68,413	(48,345)	116,758	***
Non-operating expenses	21,365	10,881	10,484	96%	73,263	29,930	43,333	***
Income (loss) before income taxes	13,576	(36,024)	49,600	***	(4,850)	(78,275)	73,425	(94)%
Provision for income taxes	16,144	18,098	(1,954)	(11)%	148	32,649	(32,501)	(100)%
Net loss	(2,568)	(54,122)	51,554	(95)%	(4,998)	(110,924)	105,926	(95)%
Net loss attributable to noncontrolling interests	(2)	(8)	6	(75)%	(99)	(155)	56	(36)%
Net loss attributable to Gannett	$(2,566)	$(54,114)	$51,548	(95)%	$(4,899)	$(110,769)	$105,870	(96)%

Loss per share attributable to Gannett - basic	$(0.02)	$(0.39)	$0.37	(95)%	$(0.04)	$(0.81)	$0.77	(95)%
Loss per share attributable to Gannett - diluted	$(0.02)	$(0.39)	$0.37	(95)%	$(0.04)	$(0.81)	$0.77	(95)%
*** Indicates an absolute value percentage change greater than 100.
(a)     For the three and nine months ended September 30, 2023, Other revenues included Other Digital revenues, including digital syndication, affiliate, production and licensing revenues of $21.0 million and $59.9 million, respectively, compared to $19.4 million and $57.9 million for the three and nine months ended September 30, 2022, respectively.
(b)    Amounts are net of intersegment eliminations of $38.1 million and $36.5 million for the three months ended September 30, 2023 and 2022, respectively, and $110.4 million and $105.4 million for the nine months ended September 30, 2023 and 2022, respectively, which represent digital advertising marketing services revenues and expenses associated with products sold by our U.S. local Gannett Media sales teams but fulfilled by our DMS segment. When discussing segment results, these revenues and expenses are presented gross but are eliminated in consolidation.

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

Circulation revenues, which are generated at the Gannett Media segment, are derived from home delivery, digital distribution, and single copy sales of our publications.

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

Non-operating (income) expense

Interest expense: For the three and nine months ended September 30, 2023, Interest expense was $27.9 million and $84.8 million, respectively, compared to $27.8 million and $79.8 million for the three and nine months ended September 30, 2022, respectively. For the three and nine months ended September 30, 2023, interest expense increased compared to the three and nine months ended September 30, 2022, primarily due to the impact of the increase in interest rates on our Senior Secured Term Loan, partially offset by a lower debt balance, mainly driven by quarterly amortization payments and required prepayments on our Senior Secured Term Loan and repurchases of our 2026 Senior Notes.

(Gain) loss on early extinguishment of debt: For the three months ended September 30, 2023 and 2022, we recognized gains on the early extinguishment of debt of $2.7 million and $1.2 million, respectively. For the nine months ended September 30, 2023, we recognized a gain on the early extinguishment of debt of $3.2 million compared to a loss of $2.3 million for the nine months ended September 30, 2022. For the three and nine months ended September 30, 2023, the change in the (Gain) loss on the early extinguishment of debt compared to the same periods in 2022 was mainly due to refinancing activities related to our 2026 Senior Notes and Senior Secured Term Loan. Refer to "Recent Development – Debt repurchases" above for further discussion.

Non-operating pension income: For the three and nine months ended September 30, 2023, Non-operating pension income was $2.9 million and $7.0 million, respectively, compared to $15.0 million and $51.4 million for the three and nine months ended September 30, 2022, respectively. The decrease in Non-operating pension income for the three and nine months ended September 30, 2023, compared to the same periods in 2022 was primarily due to a decrease in the expected return on plan assets mainly driven by a decrease in assets following the annuity contract entered into during the three months ended September 30, 2022, related to the Gannett Retirement Plan (the "GR Plan").

Other non-operating income, net: Other non-operating income, net consisted of certain items that fall outside of our normal business operations. For the three and nine months ended September 30, 2023, we recorded Other non-operating income, net of $0.9 million and $1.3 million, respectively, compared to Other non-operating income, net of $0.7 million and $0.8 million for the three and nine months ended September 30, 2022, respectively.

Provision for income taxes

The following table outlines our pre-tax net income (loss) before income taxes and income tax accounts:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2023	2022	2023	2022
Income (loss) before income taxes	$13,576	$(36,024)	$(4,850)	$(78,275)
Provision for income taxes	16,144	18,098	148	32,649
Effective tax rate	118.9%	(50.2)%	(3.1)%	(41.7)%

The provision for income taxes is calculated by applying the projected annual effective tax rate for the year to the current period income or loss before tax plus the tax effect of any significant or unusual items (discrete events), and changes in tax laws. The provision for income taxes for the three months ended September 30, 2023, was mainly driven by an increase in the estimated annual effective tax rate applied to the full year resulting from a decrease in the net income before tax projections used in the third quarter of 2023, the change in valuation allowances on non-deductible U.S. interest expense carryforwards, and the global intangible low-taxed income inclusion. The provision was calculated using an estimated annual effective tax rate of 159.4%. The estimated annual effective tax rate is principally impacted by valuation allowances on non-deductible interest expense carryforwards, the global intangible low-taxed income inclusion, and foreign tax expense, which is partially offset by the benefit of U.S. pre-tax book loss. The estimated annual effective tax rate is based on the projected tax expense for the full year. During the three and nine months ended September 30, 2023, we did not experience a material financial impact from the Inflation Reduction Act. We do not anticipate a material financial impact from the Inflation Reduction Act during the fourth quarter of 2023. See "Recent U.S. Tax Legislation" above.

The provision for income taxes for the nine months ended September 30, 2023, was mainly driven by the change in valuation allowances on non-deductible U.S. interest expense carryforwards and the global intangible low-taxed income inclusion, partially offset by the tax benefit of the year to date pre-tax book loss.

The provision for income taxes for the three months ended September 30, 2022, was mainly driven by the valuation allowances on non-deductible interest expense carryforwards and the global intangible low-taxed income inclusion from our wholly owned U.K. subsidiary. The provision was calculated using the estimated annual effective tax rate of negative 46.3%.

The provision for income taxes for the nine months ended September 30, 2022, was mainly driven by the valuation allowances on non-deductible interest expense carryforwards, the global intangible low-taxed income inclusion and foreign taxes, offset by the benefit of the pre-tax book loss.

Net loss attributable to Gannett and diluted loss per share attributable to Gannett

For the three months ended September 30, 2023, Net loss attributable to Gannett and diluted loss per share attributable to Gannett were $2.6 million and $0.02, respectively, compared to Net loss attributable to Gannett and diluted loss per share attributable to Gannett of $54.1 million and $0.39, respectively, for the three months ended September 30, 2022. For the nine months ended September 30, 2023, Net loss attributable to Gannett and diluted loss per share attributable to Gannett were $4.9 million and $0.04, respectively, compared to Net loss attributable to Gannett and diluted loss per share attributable to Gannett of $110.8 million and $0.81, respectively, for the nine months ended September 30, 2022. The change for the three and nine months ended September 30, 2023, compared to the same periods in the prior year reflects the various items discussed above.

Segment Results

Gannett Media segment

A summary of our Gannett Media segment results is presented below:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2023	2022	$	%	2023	2022	$	%
Operating revenues:
Advertising and marketing services	$256,004	$278,279	$(22,275)	(8)%	$786,856	$878,242	$(91,386)	(10)%
Circulation	227,104	264,732	(37,628)	(14)%	702,001	827,958	(125,957)	(15)%
Other	84,432	89,995	(5,563)	(6)%	253,581	262,069	(8,488)	(3)%
Total operating revenues	567,540	633,006	(65,466)	(10)%	1,742,438	1,968,269	(225,831)	(11)%
Operating expenses:
Operating costs	362,292	411,236	(48,944)	(12)%	1,114,418	1,268,427	(154,009)	(12)%
Selling, general and administrative expenses	151,604	176,806	(25,202)	(14)%	452,410	537,470	(85,060)	(16)%
Depreciation and amortization	29,944	32,821	(2,877)	(9)%	93,209	108,810	(15,601)	(14)%
Integration and reorganization costs (reversal)	(3,539)	25,378	(28,917)	***	3,420	42,140	(38,720)	(92)%
Asset impairments	188	71	117	***	1,370	1,010	360	36%
Gain on sale or disposal of assets, net	(23,465)	(7,171)	(16,294)	***	(39,653)	(9,786)	(29,867)	***
Other operating expenses (income)	139	(48)	187	***	139	727	(588)	(81)%
Total operating expenses	517,163	639,093	(121,930)	(19)%	1,625,313	1,948,798	(323,485)	(17)%
Operating income (loss)	$50,377	$(6,087)	$56,464	***	$117,125	$19,471	$97,654	***
*** Indicates an absolute value percentage change greater than 100.

Operating revenues

The following table provides the breakout of Operating revenues by category:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2023	2022	$	%	2023	2022	$	%
Local and national print	$77,194	$92,957	$(15,763)	(17)%	$245,457	$301,422	$(55,965)	(19)%
Classified print	59,960	66,367	(6,407)	(10)%	188,926	204,873	(15,947)	(8)%
Print advertising	137,154	159,324	(22,170)	(14)%	434,383	506,295	(71,912)	(14)%

Digital media	67,643	67,886	(243)	—%	201,771	223,916	(22,145)	(10)%
Digital marketing services	38,092	36,177	1,915	5%	110,009	103,873	6,136	6%
Digital classified	13,115	14,892	(1,777)	(12)%	40,693	44,158	(3,465)	(8)%
Digital advertising and marketing services	118,850	118,955	(105)	—%	352,473	371,947	(19,474)	(5)%

Advertising and marketing services	256,004	278,279	(22,275)	(8)%	786,856	878,242	(91,386)	(10)%

Print circulation	187,065	230,200	(43,135)	(19)%	588,275	730,827	(142,552)	(20)%
Digital-only subscription	40,039	34,532	5,507	16%	113,726	97,131	16,595	17%
Circulation	227,104	264,732	(37,628)	(14)%	702,001	827,958	(125,957)	(15)%

Other (a)	84,432	89,995	(5,563)	(6)%	253,581	262,069	(8,488)	(3)%

Total operating revenues	$567,540	$633,006	$(65,466)	(10)%	$1,742,438	$1,968,269	$(225,831)	(11)%
(a)     For the three and nine months ended September 30, 2023, Other revenues included Other Digital revenues, including digital syndication, affiliate, and production revenues of $19.4 million and $55.3 million, respectively, compared to $18.0 million and $53.9 million for the three and nine months ended September 30, 2022, respectively.

For the three and nine months ended September 30, 2023, Local and national print advertising revenues decreased compared to the three and nine months ended September 30, 2022, primarily due to a decrease in advertiser inserts, mainly due to volume declines, and a decrease in local and national print advertisements, mainly due to the ongoing decline associated with secular trends and both a shift and a reduction in spend from customers driven by macroeconomic factors. In addition, the decrease in Local and national print advertising revenues for the three and nine months ended September 30, 2023, was also due to the absence in 2023 of revenues of $5.3 million and $21.5 million, respectively, associated with non-core products and divestitures which were sunset in 2023 and 2022. For the three and nine months ended September 30, 2023, Classified print advertising revenues decreased compared to the three and nine months ended September 30, 2022, primarily due to lower spend on classified advertisements, mainly driven by lower spend on obituary notifications and real estate advertisements, partially offset by an increase in spend on employment advertisements. In addition, the decrease in Classified print advertising revenues for the three and nine months ended September 30, 2023, was also due to the absence in 2023 of revenues of $1.3 million and $5.0 million, respectively, associated with non-core products which were sunset in 2023 and 2022.

For the three and nine months ended September 30, 2023, Digital media revenues decreased compared to the three and nine months ended September 30, 2022, driven by decreases in both domestic national and local revenue volumes and a reduction in digital advertising demand as a result of a more challenging macroeconomic environment, including declining CPMs (cost per thousand impressions), partially offset by an acquisition in 2022 by our U.K. subsidiary. For the three and nine months ended September 30, 2023, Digital marketing services revenues increased compared to the three and nine months ended September 30, 2022, primarily due to an increase in rates, partially offset by a decrease in client counts. For the three and nine months ended September 30, 2023, Digital classified revenues decreased compared to the three and nine months ended September 30, 2022, primarily due to lower spend on employment and obituary notifications, partially offset by higher spend on automotive advertisements.

For the three and nine months ended September 30, 2023, Print circulation revenues decreased compared to the three and nine months ended September 30, 2022, due to a decline in home delivery as a result of a reduction in the volume of subscribers, partially offset by an increase in rates, as well as a decline in single copy due to a reduction in volume, and for the nine months ended September 30, 2023, also due to increased price sensitivity. In addition, the decrease in Print circulation revenues for the three and nine months ended September 30, 2023, was due to the absence in 2023 of revenues of $1.6 million and $5.8 million, respectively, associated with non-core products which were sunset in 2023 and 2022. For the three and nine months ended September 30, 2023, Digital-only subscription revenues increased compared to the three and nine months ended September 30, 2022, primarily driven by an increase in Digital-only subscription average revenue per user ("Digital-only ARPU") of 14.0% and 6.0%, respectively, mainly due to product mix. Refer to "Key Performance Indicators" below for further discussion of Digital-only ARPU.

For the three and nine months ended September 30, 2023, Other revenues decreased compared to the three and nine months ended September 30, 2022, primarily due to a decline in commercial print volume and a decline in digital syndication, partially offset by an increase in event revenues, mainly driven by an increase in registration fees and higher merchandising revenues, driven by higher attendance, partially offset by fewer events due to a shift in timing, as well as an increase in digital revenues related to affiliate agreements.

Operating expenses

For the three and nine months ended September 30, 2023, Operating costs decreased $48.9 million and $154.0 million, respectively, compared to the three and nine months ended September 30, 2022. The following table provides the breakout of Operating costs:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2023	2022	$	%	2023	2022	$	%
Newsprint and ink	$24,777	$35,957	$(11,180)	(31)%	$88,661	$107,664	$(19,003)	(18)%
Distribution	82,899	93,267	(10,368)	(11)%	256,658	295,385	(38,727)	(13)%
Compensation and benefits	110,156	134,411	(24,255)	(18)%	332,359	414,970	(82,611)	(20)%
Outside services	84,039	87,681	(3,642)	(4)%	253,703	259,578	(5,875)	(2)%
Other	60,421	59,920	501	1%	183,037	190,830	(7,793)	(4)%
Total operating costs	$362,292	$411,236	$(48,944)	(12)%	$1,114,418	$1,268,427	$(154,009)	(12)%

For the three and nine months ended September 30, 2023, Newsprint and ink costs decreased compared to the three and nine months ended September 30, 2022, primarily due to a decline associated with lower revenues, and for the nine months ended September 30, 2023, these decreases were partially offset by an increase of $5.3 million in the price of newsprint.

For the three and nine months ended September 30, 2023, Distribution costs decreased compared to the same periods in the prior year, primarily due to a decrease of $11.8 million and $41.6 million, respectively, associated with lower home delivery and single copy revenues, partially offset by an increase of $1.4 million and $2.9 million, respectively, driven by higher postage costs primarily due to conversion to mail delivery in multiple markets. Included in the decline of Distribution costs was the absence of expenses of $3.8 million and $14.6 million during the three and nine months ended September 30, 2023, respectively, of costs associated with both businesses divested and non-core products which were sunset in 2023 and 2022.

For the three and nine months ended September 30, 2023, Compensation and benefits costs decreased compared to the same periods in the prior year, primarily due to lower payroll expense of $18.1 million and $61.2 million, respectively, driven by a decrease in headcount tied to ongoing cost control initiatives, including facility closures and conversion to mail delivery in multiple markets, and to a lesser extent, lower employee benefit costs of $6.2 million and $21.4 million, respectively, mainly due to a decrease in insurance costs due to a decrease in headcount and a decline in employer 401(k) matching contributions, which were suspended in the third quarter of 2022.

For the three and nine months ended September 30, 2023, Outside services costs, which includes professional services fulfilled by third parties, media fees and other digital costs, and paid search and ad serving services, decreased compared to the same periods in the prior year, primarily due to a decrease of $5.0 million and $12.1 million, respectively, in various expenses, including costs related to news and editorial, professional services, outside printing, and software licensing, partially offset by an increase of $1.4 million and $6.2 million, respectively, in third-party media fees.

For the three months ended September 30, 2023, Other costs remained essentially flat compared to the three months ended September 30, 2022, and for the nine months ended September 30, 2023, Other costs decreased compared to the nine months ended September 30, 2022, primarily due to lower promotion expenses and lower facility related expenses associated with real estate sales.

For the three and nine months ended September 30, 2023, Selling, general and administrative expenses decreased $25.2 million and $85.1 million, respectively, compared to the three and nine months ended September 30, 2022. The following table provides the breakout of Selling, general and administrative expenses:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2023	2022	$	%	2023	2022	$	%
Compensation and benefits	$75,618	$84,709	$(9,091)	(11)%	$224,482	$263,052	$(38,570)	(15)%
Outside services and other	75,986	92,097	(16,111)	(17)%	227,928	274,418	(46,490)	(17)%
Total selling, general and administrative expenses	$151,604	$176,806	$(25,202)	(14)%	$452,410	$537,470	$(85,060)	(16)%

For the three and nine months ended September 30, 2023, Compensation and benefits costs decreased compared to the same periods in the prior year, primarily due to lower payroll expense of $6.1 million and $29.3 million, respectively, driven by a decrease in headcount tied to ongoing cost control initiatives, lower commissions related to revenue performance, and to a lesser extent, lower employee benefit costs of $3.0 million and $9.3 million, respectively, mainly due to a decrease in employer 401(k) matching contributions, which were suspended in the third quarter of 2022.

For the three and nine months ended September 30, 2023, Outside services and other costs, which include services fulfilled by third parties, decreased compared to the three and nine months ended September 30, 2022, due to a decrease in costs related to technology, promotions, and professional services.

For the three and nine months ended September 30, 2023, Depreciation and amortization expense decreased compared to the three and nine months ended September 30, 2022, reflecting the impact of fewer print facilities in 2023 compared to 2022.

For the three and nine months ended September 30, 2023, Integration and reorganization costs decreased compared to the three and nine months ended September 30, 2022, mainly due to a decrease in severance costs of $10.8 million and $18.8 million, respectively, and a decrease in other costs of $18.1 million and $19.9 million, respectively. The decrease in other costs for the three and nine months ended September 30, 2023 was primarily due to the reversal of withdrawal liabilities related to multiemployer pension plans of $4.3 million and $6.4 million, respectively, based on settlement of the withdrawal liability, and the absence of an accrual of $8.6 million related to a multiemployer pension plan in both the three and nine months ended September 30, 2022, as well as lower facility and consolidation costs for the three and nine months ended September 30, 2023, compared to the same periods in the prior year.

For the three and nine months ended September 30, 2023, we recognized net gains on the sale of assets of $23.5 million and $39.7 million, respectively, primarily related to sales of domestic production facilities as part of our plan to monetize non-core assets. For the three and nine months ended September 30, 2022, we recognized net gains on the sale of assets of $7.2 million and $9.8 million, respectively, primarily related to sales of real estate, partially offset by losses on the sales of non-core products which were divested.

Gannett Media segment Adjusted EBITDA

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2023	2022	$	%	2023	2022	$	%
Net income attributable to Gannett	$54,537	$9,774	$44,763	***	$125,489	$71,733	$53,756	75%
Non-operating pension income	(2,929)	(14,990)	12,061	(80)%	(7,007)	(51,363)	44,356	(86)%
Depreciation and amortization	29,944	32,821	(2,877)	(9)%	93,209	108,810	(15,601)	(14)%
Integration and reorganization costs (reversal)	(3,539)	25,378	(28,917)	***	3,420	42,140	(38,720)	(92)%
Other operating expenses (income)	139	(48)	187	***	139	727	(588)	(81)%
Asset impairments	188	71	117	***	1,370	1,010	360	36%
Gain on sale or disposal of assets, net	(23,465)	(7,171)	(16,294)	***	(39,653)	(9,786)	(29,867)	***
Other items	(615)	188	(803)	***	375	2,256	(1,881)	(83)%
Adjusted EBITDA (non-GAAP basis)(a)	$54,260	$46,023	$8,237	18%	$177,342	$165,527	$11,815	7%
Net income attributable to Gannett margin	9.6%	1.5%			7.2%	3.6%
Adjusted EBITDA margin (non-GAAP basis)(a)(b)	9.6%	7.3%			10.2%	8.4%
*** Indicates an absolute value percentage change greater than 100.
(a)See "Non-GAAP Financial Measures" below for additional information about non-GAAP measures.
(b)We define Adjusted EBITDA margin as Adjusted EBITDA divided by total Operating revenues.

For the three and nine months ended September 30, 2023, the increase in Adjusted EBITDA compared to the three and nine months ended September 30, 2022, was primarily attributable to the changes discussed above.

Digital Marketing Solutions segment

A summary of our DMS segment results is presented below:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2023	2022	$	%	2023	2022	$	%
Operating revenues:
Advertising and marketing services	$121,919	$120,049	$1,870	2%	$357,525	$347,771	$9,754	3%
Total operating revenues	121,919	120,049	1,870	2%	357,525	347,771	9,754	3%
Operating expenses:
Operating costs	86,348	82,216	4,132	5%	250,537	239,657	10,880	5%
Selling, general and administrative expenses	21,996	22,143	(147)	(1)%	66,260	66,938	(678)	(1)%
Depreciation and amortization	6,015	7,252	(1,237)	(17)%	17,802	20,539	(2,737)	(13)%
Integration and reorganization costs	630	431	199	46%	602	875	(273)	(31)%
Loss on sale or disposal of assets, net	131	2	129	***	232	178	54	30%
Total operating expenses	115,120	112,044	3,076	3%	335,433	328,187	7,246	2%
Operating income	$6,799	$8,005	$(1,206)	(15)%	$22,092	$19,584	$2,508	13%
*** Indicates an absolute value percentage change greater than 100.

Operating revenues

For the three and nine months ended September 30, 2023, Advertising and marketing services revenues increased compared to the three and nine months ended September 30, 2022, primarily due to growth in the core direct business, including growth in revenues associated with both local and multi-location customers, and an increase in core platform average revenue per user ("Core platform ARPU") of 5.0% and 8.0% for the three and nine months ended September 30, 2023, respectively, partially offset by the impact of the sunset of non-core products. Refer to "Key Performance Indicators" below for further discussion of Core platform ARPU.

Operating expenses

For the three and nine months ended September 30, 2023, Operating costs increased $4.1 million and $10.9 million, respectively, compared to the three and nine months ended September 30, 2022. The following table provides the breakout of Operating costs:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2023	2022	$	%	2023	2022	$	%
Outside services	$75,498	$72,016	$3,482	5%	$219,615	$209,281	$10,334	5%
Compensation and benefits	9,212	8,530	682	8%	26,263	24,333	1,930	8%
Other	1,638	1,670	(32)	(2)%	4,659	6,043	(1,384)	(23)%
Total operating costs	$86,348	$82,216	$4,132	5%	$250,537	$239,657	$10,880	5%

For the three and nine months ended September 30, 2023, Outside services costs, which includes professional services fulfilled by third parties, media fees and other digital costs, and paid search and ad serving services, increased compared to the three and nine months ended September 30, 2022, due to an increase in expenses associated with third-party media fees, driven by a corresponding increase in revenues.

For the three and nine months ended September 30, 2023, Compensation and benefits costs increased compared to the three and nine months ended September 30, 2022, primarily due to an increase in payroll expense driven by higher headcount.

For the three months ended September 30, 2023, Other costs remained essentially flat compared to the three months ended September 30, 2022, and for the nine months ended September 30, 2023, Other costs decreased compared to the nine months ended September 30, 2022, primarily due to lower facility related expenses, mainly as a result of exiting space associated with the sunset of non-core products.

For the three and nine months ended September 30, 2023, Selling, general and administrative expenses decreased $0.1 million and $0.7 million, respectively, compared to the three and nine months ended September 30, 2022. The following table provides the breakout of Selling, general and administrative expenses:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2023	2022	$	%	2023	2022	$	%
Compensation and benefits	$19,355	$19,258	$97	1%	$57,593	$56,691	$902	2%
Outside services and other	2,641	2,885	(244)	(8)%	8,667	10,247	(1,580)	(15)%
Total selling, general and administrative expenses	$21,996	$22,143	$(147)	(1)%	$66,260	$66,938	$(678)	(1)%

For the three and nine months ended September 30, 2023, Compensation and benefits costs increased compared to the same periods in the prior year, primarily due to an increase in payroll expense of $0.5 million and $2.2 million, respectively, driven by a higher bonus accrual, partially offset by lower employee benefit costs of $0.4 million and $1.3 million, respectively, mainly due to a decline in employer 401(k) matching contributions, which were suspended in the third quarter of 2022.

For the three and nine months ended September 30, 2023, Outside services and other costs decreased compared to the three and nine months ended September 30, 2022, due to a decrease in various miscellaneous expenses, including lower outsourcing costs and lower facility related expenses.

For the three and nine months ended September 30, 2023, Depreciation and amortization expense decreased compared to the three and nine months ended September 30, 2022, primarily due to a decrease in amortization expense, resulting from the impact of intangibles becoming fully amortized in the fourth quarter of 2022, partially offset by an increase in depreciation expense related to capitalized software.

DMS segment Adjusted EBITDA

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2023	2022	$	%	2023	2022	$	%
Net income attributable to Gannett	$5,902	$5,385	$517	10%	$20,798	$14,948	$5,850	39%
Depreciation and amortization	6,015	7,252	(1,237)	(17)%	17,802	20,539	(2,737)	(13)%
Integration and reorganization costs	630	431	199	46%	602	875	(273)	(31)%
Loss on sale or disposal of assets, net	131	2	129	***	232	178	54	30%
Other items	897	2,620	(1,723)	(66)%	1,294	4,636	(3,342)	(72)%
Adjusted EBITDA (non-GAAP basis)(a)	$13,575	$15,690	$(2,115)	(13)%	$40,728	$41,176	$(448)	(1)%
Net income attributable to Gannett margin	4.8%	4.5%			5.8%	4.3%
Adjusted EBITDA margin (non-GAAP basis)(a)(b)	11.1%	13.1%			11.4%	11.8%
*** Indicates an absolute value percentage change greater than 100.
(a)See "Non-GAAP Financial Measures" below for additional information about non-GAAP measures.
(b)We define Adjusted EBITDA margin as Adjusted EBITDA divided by total Operating revenues.

For the three and nine months ended September 30, 2023, the decrease in Adjusted EBITDA compared to the three and nine months ended September 30, 2022, was primarily attributable to the changes discussed above. In addition, for the three and nine months ended September 30, 2023, Other items decreased compared to the same periods in the prior year, mainly due to a decrease in foreign currency losses.

Corporate and other category

For the three and nine months ended September 30, 2023, Corporate and other operating revenues were $1.5 million and $4.6 million, respectively, compared to $1.3 million and $4.0 million for the three and nine months ended September 30, 2022, respectively.

For the three and nine months ended September 30, 2023, Corporate and other operating expenses decreased $4.6 million and $16.0 million, respectively, compared to the three and nine months ended September 30, 2022. The following table provides the breakout of Corporate and other operating expenses:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2023	2022	$	%	2023	2022	$	%
Operating expenses:
Operating costs	$5,583	$2,372	$3,211	***	$17,853	$2,589	$15,264	***
Selling, general and administrative expenses	11,314	13,524	(2,210)	(16)%	30,761	57,738	(26,977)	(47)%
Depreciation and amortization	4,685	4,705	(20)	—%	13,115	12,742	373	3%
Integration and reorganization costs	1,954	7,502	(5,548)	(74)%	14,437	17,439	(3,002)	(17)%
Gain on sale or disposal of assets, net	—	(11)	11	(100)%	(1,448)	(4)	(1,444)	***
Other operating expenses	231	297	(66)	(22)%	689	938	(249)	(27)%
Total operating expenses	$23,767	$28,389	$(4,622)	(16)%	$75,407	$91,442	$(16,035)	(18)%
*** Indicates an absolute value percentage change greater than 100.

For the three and nine months ended September 30, 2023, Corporate and other operating expenses decreased compared to the three and nine months ended September 30, 2022, primarily due to a decrease in Selling, general and administrative expenses, mainly driven by a decrease of $6.6 million and $25.0 million, respectively, in payroll and employee benefit costs, as well as a decrease in Integration and reorganization costs, primarily due to a decrease in severance costs of $3.9 million for the three months ended September 30, 2023, and a decrease in other costs of $1.7 million and $3.1 million for the three and nine months ended September 30, 2023, respectively, mainly due to a decrease in system integration costs. These decreases were partially offset by an increase in Operating costs. In addition, the nine months ended September 30, 2023 also reflected a $1.4 million gain on the sale of intellectual property.

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

Details of our cash flows are included in the table below:

	Nine months ended September 30,
In thousands	2023	2022
Cash provided by operating activities	$73,417	$32,982
Cash provided by investing activities	54,068	19,081
Cash used for financing activities	(112,943)	(58,044)
Effect of currency exchange rate change on cash	688	(1,447)
Increase (decrease) in cash, cash equivalents and restricted cash	$15,230	$(7,428)

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

Our cash flow provided by operating activities was $73.4 million for the nine months ended September 30, 2023, compared to $33.0 million for the nine months ended September 30, 2022. The increase in cash flow provided by operating activities was primarily due to a decrease in contributions to our pension and other postretirement benefit plans, lower inventory and lower compensation costs, partially offset by lower cash receipts related to deferred revenues, a decrease in accounts payable due to timing, a change in receivables due to timing of payments and collections and an increase in severance payments.

Cash flows provided by investing activities: Cash flows provided by investing activities was $54.1 million for the nine months ended September 30, 2023, compared to $19.1 million for the nine months ended September 30, 2022. The change in cash flows provided by investing activities was primarily due to a decrease in cash paid for acquisitions, net of cash acquired of $15.4 million, an increase in proceeds from the sale of real estate and other assets of $12.8 million and a decrease in purchases of property, plant and equipment of $6.2 million.

Cash flows used for financing activities: Cash flows used for financing activities was $112.9 million for the nine months ended September 30, 2023, compared to $58.0 million for the nine months ended September 30, 2022. The increase in cash flows used for financing activities was primarily due to the absence of new borrowings, offset by lower repayments of long-term debt.

Debt

As of September 30, 2023, the carrying value of our outstanding debt totaled $1.063 billion, which consisted of $353.1 million related to the Senior Secured Term Loan, $293.7 million related to the 2026 Senior Notes, $412.5 million related to the 2027 Notes (defined below), and $3.3 million related to the remaining 4.75% convertible senior notes due April 15, 2024 (the

"2024 Notes").

The Senior Secured Term Loan bears interest at a per annum rate equal to Adjusted Term SOFR (which shall not be less than 0.50% per annum) plus a margin equal to 5.00% or an alternate base rate (which shall not be less than 1.50% per annum) plus a margin equal to 4.00%. We are required to repay the Senior Secured Term Loan from time to time with (i) the proceeds of non-ordinary course asset sales and casualty and condemnation events, (ii) the proceeds of indebtedness not permitted under the Senior Secured Term Loan, and (iii) the aggregate amount of cash and cash equivalents on hand at the Company and its restricted subsidiaries in excess of $100 million at the end of each fiscal year. Subsequent to the amendment effective as of April 8, 2022, the Senior Secured Term Loan is amortized at $15.1 million per quarter (or, if the ratio of debt secured on an equal basis with the Senior Secured Term Loan less unrestricted cash of the Company and its restricted subsidiaries to Consolidated EBITDA (as such terms are defined in the Senior Secured Term Loan) (such ratio, the "First Lien Net Leverage Ratio"), for the most recently ended period of four consecutive fiscal quarters is equal to or less than 1.20 to 1.00, $7.6 million per quarter). For the three and nine months ended September 30, 2023, we made $31.7 million and $78.1 million, respectively, of prepayments, including quarterly amortization payments, on the Senior Secured Term Loan.

Interest on the 2026 Senior Notes is payable semi-annually in arrears. The 2026 Senior Notes mature on November 1, 2026, unless redeemed or repurchased earlier pursuant to the 2026 Senior Notes Indenture. During the three and nine months ended September 30, 2023, we entered into privately negotiated agreements with certain holders of our 2026 Senior Notes, and repurchased $33.5 million and $39.6 million, respectively, of principal of our outstanding 2026 Senior Notes at a discount to par value.

Interest on the 6.0% Senior Secured Convertible Notes due 2027 (the "2027 Notes") is payable semi-annually in arrears. The 2027 Notes mature on December 1, 2027, unless earlier repurchased or converted. The 2027 Notes may be converted at any time by the holders into cash, shares of our common stock, par value $0.01 per share (the "Common Stock") or any combination of cash and Common Stock, at our election. The initial conversion rate is 200 shares of Common Stock per $1,000 principal amount of the 2027 Notes, which is equal to a conversion price of $5.00 per share of Common Stock (the "Conversion Price"). For the nine months ended September 30, 2023, no shares were issued upon conversion, exercise, or satisfaction of the required conditions.

Our Senior Secured Term Loan, 2024 Notes, 2026 Senior Notes and 2027 Notes all contain usual and customary covenants and events of default. As of September 30, 2023, we were in compliance with all such covenants and obligations.

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

During the three and nine months ended September 30, 2023, we did not repurchase any shares of Common Stock under the Stock Repurchase Program. As of September 30, 2023, the remaining authorized amount under the Stock Repurchase Program was approximately $96.9 million. We do not currently anticipate repurchasing any shares of Common Stock pursuant to the Stock Repurchase Program during the fourth quarter of 2023.

Beginning with the quarter ended December 31, 2022, and ending with the quarter ending September 30, 2024, the GR Plan's appointed actuary will certify the GR Plan's funded status for each quarter (the "Quarterly Certification") in accordance with U.S. GAAP. If the GR Plan is less than 100% funded, the Company will make a $1.0 million contribution to the GR Plan no later than 60 days following the receipt of the Quarterly Certification, provided, however, that the Company's obligation to make additional contractual contributions will terminate the earlier of (a) the day following the date that a contractual contribution would be due for the quarter ending September 30, 2024, and (b) the date the Company has made a total of $5 million of contractual contributions subsequent to June 30, 2022. As of September 30, 2023, the GR Plan was more than 100% funded.

We expect our capital expenditures for the remainder of 2023 to total approximately $10 million. These capital expenditures are anticipated to be primarily comprised of projects related to digital product development, costs associated with our print and technology systems, and system upgrades. The level of capital expenditures may vary based on investment decisions associated with further opportunities to consolidate systems, improve our product offerings, and other initiatives designed to improve the Company's operating efficiency.

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
The table below shows the reconciliation of Net loss attributable to Gannett to Adjusted EBITDA and Net loss attributable to Gannett margin to Adjusted EBITDA margin:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2023	2022	2023	2022
Net loss attributable to Gannett	$(2,566)	$(54,114)	$(4,899)	$(110,769)
Provision for income taxes	16,144	18,098	148	32,649
Interest expense	27,918	27,750	84,807	79,840
(Gain) loss on early extinguishment of debt	(2,717)	(1,228)	(3,213)	2,264
Non-operating pension income	(2,929)	(14,990)	(7,007)	(51,363)
Depreciation and amortization	40,644	44,778	124,126	142,091
Integration and reorganization costs (reversal)	(955)	33,311	18,459	60,454
Other operating expenses	370	249	828	1,665
Asset impairments	188	71	1,370	1,010
Gain on sale or disposal of assets, net	(23,334)	(7,180)	(40,869)	(9,612)
Share-based compensation expense	3,944	4,499	12,727	13,277
Other items	2,817	665	7,100	5,425
Adjusted EBITDA (non-GAAP basis)	$59,524	$51,909	$193,577	$166,931
Net loss attributable to Gannett margin	(0.4)%	(7.5)%	(0.2)%	(5.0)%
Adjusted EBITDA margin (non-GAAP basis)	9.1%	7.2%	9.7%	7.5%
KEY PERFORMANCE INDICATORS

A key performance indicator ("KPI") is generally defined as a quantifiable measurement or metric used to gauge performance, specifically to help determine strategic, financial, and operational achievements, especially compared to those of similar businesses.

We define Digital-only ARPU as digital-only subscription average monthly revenues divided by the average digital-only paid subscriptions within the respective period. We define Core platform ARPU as core platform average monthly revenues divided by average monthly customer count within the period. We define Core platform revenues as revenue derived from customers utilizing our proprietary digital marketing services platform that are sold by either our direct or local market teams.

Management believes Digital-only ARPU, Core platform ARPU, digital-only paid subscriptions, and core platform average customer count are KPIs that offer useful information in understanding consumer behavior, trends in our business, and our overall operating results. Management utilizes these KPIs to track and analyze trends across our segments.

The following tables provide information regarding certain KPIs for both the Gannett Media and DMS segments:

	Three months ended September 30,				Nine months ended September 30,
In thousands, except ARPU	2023	2022	Change	% Change	2023	2022	Change	% Change
Gannett Media:
Digital-only ARPU	$6.82	$5.98	$0.84	14.0%	$6.33	$5.97	$0.36	6.0%

DMS:
Core platform ARPU	$2,636	$2,511	$125	5.0%	$2,605	$2,412	$193	8.0%
Core platform average customer count	15.3	15.8	(0.5)	(3.2)%	15.1	15.8	(0.7)	(4.4)%

	As of September 30,
In thousands	2023	2022	% Change
Gannett Media:
Digital-only paid subscriptions	1,964	1,982	(0.9)%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including from changes in interest rates and foreign currency exchange rates. Changes in these factors could cause fluctuations in earnings and cash flow. In the normal course of business, exposure to certain of these market risks is managed as described below.

Interest Rates

We generally manage our risk associated with changes in interest rates through the use of a combination of variable and fixed-rate debt. As of September 30, 2023, we had variable and fixed-rate debt totaling $360.3 million and $794.2 million, respectively. Our variable-rate debt consisted of the Senior Secured Term Loan, which bears interest at the Adjusted Term Secured Overnight Financing Rate. A hypothetical interest rate increase of 150 basis points would have increased our interest expense related to our variable-rate debt and likewise decreased our income and cash flows by approximately $1.4 million and $4.1 million, respectively, for the three and nine months ended September 30, 2023. See Note 6 — Debt to our condensed consolidated financial statements for further discussion of our debt.

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

At September 30, 2023 and 2022, cumulative foreign currency translation losses reported as part of equity were $10.0 million and $35.8 million, respectively. The fluctuation in cumulative foreign currency translation losses was driven by the impact of changing exchange rates, primarily due to the British pound sterling. A hypothetical 10% fluctuation of the price of the British pound sterling and the currencies in our DMS segment against the U.S. dollar would not have materially impacted operating income for the three and nine months ended September 30, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

This item is not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description	Location
10.1	Form of Gannett Co., Inc. Director Restricted Stock Award Agreement (2023 Stock Incentive Plan)*	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.	Filed herewith.
32.1	Section 1350 Certification of Principal Executive Officer.	Furnished herewith.
32.2	Section 1350 Certification of Principal Financial Officer.	Furnished herewith.
101
The following financial information from Gannett Co., Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income; (iii) Condensed Consolidated Statements of Cash Flow; (iv) Condensed Consolidated Statements of Equity; and (v) Notes to Condensed Consolidated Financial Statements
Attached.
104	Cover Page Interactive Data File (formatted as Inline XBRL and embedded within the Inline XBRL document)	Attached.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 2, 2023	GANNETT CO., INC.

/s/ Douglas E. Horne
Douglas E. Horne
Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)