Form 10-K
period 2023-12-31
Gannett Co., Inc.
filed 2024-02-22
CIK 1579684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).             Yes  ☐    No  ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant's Common Stock as reported on The New York Stock Exchange on June 30, 2023 was approximately $320.4 million. The registrant has no non-voting common equity.
As of February 16, 2024, 148,814,354 shares of the registrant's Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant's Annual Meeting of Stockholders for 2024 is incorporated by reference in Part III to the extent described therein.

INDEX TO GANNETT CO., INC.
2023 FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including "Item 1 — Business," "Item 1A — Risk Factors" and "Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our current views regarding, among other things, our future growth, results of operations, performance, business prospects and opportunities, and our environmental, social and governance goals, and are not statements of historical fact. Words such as "anticipate(s)," "expect(s)," "intend(s)," "plan(s)," target(s)," "strive(s)," "forecast, " "goal," "project," "believe(s)," "will," "aim," "would," "could," "can," "may," "seek(s)," "estimate(s)" and similar expressions are intended to identify such forward-looking statements.

Forward-looking statements are based on management's current expectations and beliefs and are subject to a number of known and unknown risks, uncertainties, and other factors that could lead to actual results materially different from those described in the forward-looking statements. We can give no assurance our expectations will be attained. Our actual results, liquidity, and financial condition may differ from the anticipated results, liquidity, and financial condition indicated in the forward-looking statements. Forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause our actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others, the risks identified by us under the heading "Risk Factors" in Item 1A of this report, as well as other risks and factors identified from time to time in our subsequent filings with the Securities and Exchange Commission. You are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Except to the extent required by law, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions, or circumstances on which any statement is based.

PART I

ITEM 1. BUSINESS

Overview

Gannett Co., Inc. ("Gannett", "we", "us", "our", or the "Company") is a diversified media company with expansive reach at the national and local level dedicated to empowering and enriching communities. We seek to inspire, inform, and connect audiences as a sustainable, growth focused media and digital marketing solutions company. We endeavor to deliver essential content, marketing solutions, and experiences for curated audiences, advertisers, consumers, and stakeholders by leveraging our diverse teams and suite of products to enrich the local communities and businesses we serve.

Our current portfolio of trusted media brands includes the USA TODAY NETWORK, comprised of the national publication, USA TODAY, and local media organizations in the United States (the "U.S."), and Newsquest, a wholly-owned subsidiary operating in the United Kingdom (the "U.K."). Our digital marketing solutions brand, LocaliQ, uses innovation and software to enable small and medium-sized businesses ("SMBs") to grow, and USA TODAY NETWORK Ventures, our events division, creates impactful consumer engagements, promotions, and races.

Through USA TODAY, our network of local properties, and Newsquest, we deliver high-quality, trusted content with a commitment to balanced, unbiased journalism, where and when consumers want to engage. We have strong relationships with hundreds of thousands of local and national businesses in both our U.S. and U.K. markets due to our large local and national sales forces and a robust advertising and digital marketing solutions product suite. Our strategy prioritizes maximizing the monetization of our audience through the growth of increasingly diverse and highly recurring digital businesses. We expect the execution of this strategy to enable us to continue our evolution to a predominantly digital media company. We deliver value to our customers, advertisers, partners and shareholders with essential content, joyful experiences, and relevant digital solutions.

We report in three segments: Domestic Gannett Media, Newsquest and Digital Marketing Solutions ("DMS"). We also have a Corporate and other category that includes activities not directly attributable to a specific reportable segment and includes broad corporate functions, such as legal, human resources, accounting, analytics, finance, marketing and technology, as well as other general business costs. Effective with the fourth quarter of 2023, the Company is reporting financial information for its Newsquest business in a separate segment. Previously, the financial information for this segment was aggregated with Domestic Gannett Media and, together, formed the Gannett Media reportable segment. As a result, the Company has revised its historical disclosures to reflect the new Domestic Gannett Media and Newsquest reportable segments for all years presented. A full description of our reportable segments is included in Note 14 — Segment reporting in the notes to the Consolidated financial statements.

The Company has prioritized growing our digital audience through investments in content, data, marketing and product to enhance our products and further align with digital preferences of consumers and marketers. In 2023, total digital revenues, which includes Digital advertising and marketing services revenues, Digital-only subscription revenues, and Other Digital revenues, including digital syndication, affiliate, production and licensing revenues, grew to $1.1 billion, or 39% of our total revenues. With approximately two million paid digital-only subscribers as of December 31, 2023, our paid digital-digital subscriptions outnumber our print subscriptions. Our U.S. media network, which includes USA TODAY and our network of local properties, averaged approximately 136 million(a) unique visitors monthly during 2023 to our digital platforms. In the U.K., Newsquest is a publishing and digital leader with a network of websites that averaged approximately 51 million(b) unique visitors monthly during 2023. In total, we averaged 187 million(a)(b) unique visitors across both the Domestic Gannett Media and Newsquest segments during 2023.

We are committed to a diversified media strategy that is expected to create a stable foundation for revenue and profit growth. The Company's strategy prioritizes recurring digital revenue growth, which is expected to lead to sustainable total revenue growth. Our anticipated growth extends beyond subscription relationships and involves driving audience growth through a more relevant and diversified portfolio, creating experiences and joyful content with various monetization opportunities, while maintaining a focus on the continued execution of our DMS business.

We believe that a number of factors and industry trends have, and will continue to, present risks and challenges to our business. For a detailed discussion of certain factors that could affect our business, results of operations and financial condition, see "Item 1A — Risk Factors."

Domestic Gannett Media Segment

Our Domestic Gannett Media segment is comprised of USA TODAY, daily and weekly content brands in approximately 220 local U.S. markets across 43 states and our community events business, USA TODAY NETWORK Ventures. As of December 31, 2023, we operated approximately 340 digital news and media brands across our portfolio.

Our core print offerings include: (i) home delivery offered on a subscription basis ("home delivery"), (ii) single copy, and (iii) non-daily publications (i.e., shoppers and niche publications).

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

To support the ongoing digital transformation among our portfolio of products, the Company frequently evaluates the frequency, number, and types of products within each publication type. Strategies for reaching our over 100 million monthly print and digital consumers evolve as the audience becomes more digital. The number of products within each publication type shifts regularly as the Company identifies opportunities to best serve consumer and advertiser needs.

Our digital-only subscription offerings include the following products: (i) local media brands, (ii) USA TODAY, (iii) sports, and (iv) games.

In addition to our core print and digital-only subscription offerings, we provide access to Electronic-Editions ("E-Newspapers") to all subscribers of home delivery in Domestic Gannett Media markets. Our E-Newspapers are digital replicas of our print editions and contain the same news coverage, sports coverage, puzzles, and games. In addition, the E-Newspapers allow subscribers to read and browse different sections across our portfolio of brands, clip and share articles with friends and family, adjust text size, and access previous editions published within the last 30 days. We believe the transition to E-Newspapers enhances the subscriber experience, leads the consumer through the print to digital continuum, and provides an opportunity to expand the total addressable market for print advertisers.

More than 80% of our daily media brands domestically have been published for more than 100 years. We believe the longevity of our publications demonstrates the value and relevance of the local information we provide and has created a strong foundation of reader loyalty and a highly-recognized media brand name in each community we serve.

We reach a large, diverse audience through our print and digital daily and non-daily publications throughout the U.S. As of December 31, 2023, our journalism network is powered by an integrated and award-winning news organization comprised of approximately 3,200 journalists with deep roots in approximately 220 local communities, plus USA TODAY.

Since its introduction in 1982, USA TODAY has been a cornerstone of the national media landscape under its recognizable and respected brand. It also serves as the foundation for our newsroom network, the USA TODAY NETWORK, which allows for content sharing capabilities across our local and national markets. Since 1918, our newsrooms have won 96 Pulitzer Prizes. Most recently, in 2023, two USA TODAY NETWORK news organizations were named as Pulitzer Prize finalists. The Detroit Free Press was a finalist in the Criticism category, while the Austin American-Statesman was a finalist in Public Service. This marks five Pulitzer Prize winners and nine finalists awarded to Gannett journalists in the last six years.

The scale of our consumer audience across the Domestic Gannett Media segment, combined with a full funnel suite of products, makes us an attractive marketing partner to various local and national businesses trying to reach consumers. We reach approximately 1 in 2 adults(a) in the U.S., led by USA TODAY and amplified by local media brands within the USA TODAY NETWORK. We are the leading news media publisher in the U.S. in terms of circulation and have the fourth largest digital audience in the News and Information category, based on the December 2023 Comscore Media Metrix®; per those metrics, our content reaches more people digitally than Fox News Media, CNN Network, CBS News, New York Times Digital, or WashingtonPost.com.(a)

During 2023, our U.S. media network, which includes USA TODAY and our network of local properties, had a total digital audience of approximately 136 million(a) monthly unique visitors, on average. In addition, during 2023, the combined average daily print readership was approximately 3.2 million on Sunday and 2.9 million daily Monday through Saturday, primarily driven by our U.S. local property network and to a lesser extent, USA TODAY. While our print audience skews to an older demographic, our digital audience skews younger as evidenced by approximately 50%(a) of the total U.S. digital millennial audience (ages 27 - 42) that accessed our USA TODAY NETWORK content monthly, on average, during 2023.

The Domestic Gannett Media segment generates revenue primarily through advertising and subscriptions to our print and digital products, augmented by full funnel advertising solutions including digital marketing services, and, to a lesser extent, commercial printing and distribution. The Domestic Gannett Media segment is focused on monetizing its digital audience, through multiple digital revenue touchpoints, such as digital subscriptions, affiliate and content partnerships, digital advertising leveraging both first and third-party data, new product offerings, and sports verticals. We believe this strategic focus, coupled with our unwavering commitment to delivering relevant and essential content, will enable us to better optimize our audience and accelerate our digital revenue growth.

Advertising and Marketing

In 2023, Advertising and marketing services revenues at the Domestic Gannett Media segment were $925.5 million, which represented 44% of total Domestic Gannett Media segment revenues, up from 43% in 2022, making it our single largest revenue category in 2023.

We track our Print advertising revenues in two primary categories: local and national, and classified. Below are descriptions of the categories:

•Local and national advertising includes ads run in our print products, such as our daily or non-daily publications, and are either display advertising or preprinted inserts. Local advertising is associated with local store fronts or locally owned businesses and national advertising is principally associated with advertisers who are promoting national products or brands throughout the USA TODAY NETWORK. Examples include retailers, commercial banks, airlines, and telecommunications.
•Classified advertising includes major categories such as legal, obituaries, automotive, employment, and real estate or rentals.

We track our Digital advertising and marketing services revenues in three main categories: digital media, digital classified, and digital marketing services. Below are descriptions of these three categories:

•Digital media includes direct sold display advertising as well as programmatic advertising and leverages both first and third-party data delivered on either our digital products or off-platform through omnichannel partners or on distribution channels.
•Digital classified encompasses digital advertising revenues associated with our classified partnerships, including auto, employment and real estate as well as legal, and obituaries.
•Digital marketing services represents our integrated, proprietary marketing platform that helps local businesses build their online presence through high conversion websites, drives awareness and leads through products such as search engine marketing, manages and nurtures leads through our marketing automation platform, and measures which activities are most effective. Our digital marketing services utilize digital inventory across a number of third-party websites.

Our advertising teams employ a multi-product and platform approach to advertising sales. We operate sales teams in local markets as well as national and centralized sales teams, in conjunction with self-service options, to maximize the scale of our network. Our advertising teams sell a full portfolio of print and digital advertising, including digital marketing services. This diverse set of products can be specifically tailored to the individual needs of advertisers from small, locally owned merchants to large, complex national brands. We believe local and national advertisers find it challenging to manage the complexity of their media budgets, particularly on the digital side, and are seeking to reach a shifting audience, while also desiring to influence attitudes and behavior at each stage of the purchase path. We believe that our nationally scaled sales force, trusted expertise, and broad portfolio of print and digital advertising and marketing products position us well to solve these challenges. Through our media planning process, we present advertisers with targeted, integrated solutions that help them reach this shifting audience.

Circulation

In 2023, Domestic Gannett Media segment Circulation revenues of $854.5 million comprised 41% of total Domestic Gannett Media segment revenues, down from 43% in 2022. Print circulation volumes declined more significantly beginning with the second quarter of 2022, as compared to historical trends. We implemented a number of customer centric initiatives and changes during 2023 that we believe will stabilize this trend, as well as extend the overall life of our print subscriber base.

Circulation revenues in the U.S. are derived from our all access content subscription model, single-copy sales of our publications, and digital-only subscriptions.

Our all access content subscription model in our local markets includes a home delivered print product along with access to our content via multiple digital platforms, with subscription prices varying by market, frequency, and product, among other variables. As of December 31, 2023, we had 1.2 million print subscribers.

Growing our paid digital-only subscription revenue remains one of our top priorities given the highly recurring nature of this revenue and, in 2023, we adopted a more balanced approach between increasing profitability and growing paid digital-only subscriptions. We will continue to pursue subscriptions growth, but we have become more targeted in our acquisition strategy. We have experimented with several offer strategies and rate structures and, based on these learnings, we have focused our subscriber acquisition efforts on acquiring highly engaged, long-term, profitable subscribers as well as extending the subscribers lifetime value. As a result of this targeted acquisition strategy, we achieved our highest digital-only average revenue per user ("Digital-only ARPU") in the second half of 2023. Refer to "Key Performance Indicators" in Management's Discussion and Analysis of Financial Condition and Results of Operations" below for further discussion of Digital-only ARPU. We believe that we will continue to experience growth in Digital-only ARPU and expect ongoing paid digital-only subscription revenue growth as we continue to strategically focus on an informed customer acquisition, content, and pricing strategy. We continue to believe we have significant opportunity to grow paid digital-only subscriptions in the future as we expand our content and our product offerings.

Access to our digital content typically grants registered users complimentary access to a restricted number of articles before prompting them to subscribe for expanded content privileges. Registered users exhibit a more favorable conversion rate to paid subscriptions compared to anonymous users. The collective audience of registered users, along with our paid digital-only subscribers, serves as a valuable source of first-party data, enhancing our understanding of user behavior and preferences. We believe this strategic alignment contributes to the growth and sustainability of our digital offerings.

In the U.S. local markets, Circulation revenue is largely subscription based, with approximately 88% of Circulation revenues derived from our all access content subscription model and digital-only subscriptions in 2023.

In addition to the subscription model in our U.S. local markets, single-copy print editions continue to be sold at retail outlets and accounted for approximately 11% of daily and 14% of Sunday net paid circulation volume in 2023. Approximately 46% of the net paid circulation volumes of USA TODAY in 2023 was generated by single-copy sales at retail outlets, vending machines, or hotels that provide copies to their guests. Net paid circulation volumes of USA TODAY also include home and office delivery, mail, educational, and other sales.

Other Revenues

Other revenues, includes Other Digital revenues, which are derived mainly from digital syndication, affiliate, production and licensing revenues. In 2023, Domestic Gannett Media segment Other revenues of $315.8 million comprised 15% of total Domestic Gannett Media segment revenues, up from 14% in 2022. In 2023, 67% of our Other Digital revenues were from digital syndication, which involves content produced by our teams and republished on third-party websites. Revenues from digital syndication are primarily derived from revenue shares with those third-party vendors. We are focused on increasing the overall monetization of our content platform, and a key component of this strategy includes creating incremental revenue streams through affiliate and content partnerships with top-tier organizations. In 2023, we entered into five partnerships across major verticals, including sports, gaming and finance. Affiliate and content partnerships provide relevant content to our organic audience and are expected to drive audience growth and engagement, along with higher margin revenues. We believe this strategic expansion will enable us to reach a wider market, increase our digital revenues, and enhance the overall monetization of our platform. We expect our affiliate revenue streams to become a more significant contributor to our overall revenue over the next few years.

Events

USA TODAY NETWORK Ventures, our events and promotions business, connects communities and diversifies the Company's traditional media offerings. In 2023, USA TODAY NETWORK Ventures produced 217 events for the Company with a collective attendance (in-person and virtual) of nearly 1.0 million. Our portfolio of events includes predominantly in-person events, augmented by virtual races and other activities to fully leverage the brand. The majority of events in 2023 occurred in-person and our 2023 attendance increased to approximately 667 thousand attendees.

USA TODAY NETWORK Ventures creates impactful consumer engagement and experiences through world-class events, endurance races, promotions, and timing and event production technologies. Our portfolio includes the largest high school sports recognition program in the country, USA TODAY High School Sports Awards, and other brands, including the Official Community's Choice Awards, American Influencer Awards, Hot Chocolate 15K/5K, RAGBRAI, Detroit Free Press Marathon and many more. Our events are managed with our proprietary ticketing and registration platform, EnMotive®, one of the largest race timing companies in the U.S.

USA TODAY NETWORK Ventures revenues are generated primarily through sponsorship sales, race registrations, and ticket sales, which are reported in other revenues, and print and digital advertising and marketing revenues.

Production and Distribution

As of December 31, 2023, Gannett Publishing Services ("GPS") owned and/or operated 21 production facilities. Each of our production facilities produced 16 publications on average during 2023. By clustering our production resources, utilizing excess capacity for commercial work, or outsourcing where cost-beneficial, we seek to reduce the operating costs of our publications while increasing the quality of our small and mid-size market publications that would typically not otherwise have access to high quality production facilities. We believe we are able to reduce future capital expenditure needs by having fewer overall pressrooms and buildings.

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

We continue to refine our production and distribution methods. In 2023, we converted 46 publications to same-day mail delivery via the U.S. Postal Service in certain markets where it is viable from a customer and financial perspective. Our goal is to reliably deliver to the consumer, and lower costs in some cases, as well as eliminate unprofitable distribution routes where possible. We intend to continue to explore mail delivery in 2024.

Competition

Our Domestic Gannett Media operations and affiliated digital platforms compete with other media and digital companies for advertising and marketing spend. Our Domestic Gannett Media operations also compete for circulation and readership against other news and information outlets and amateur content creators, some of which offer their content free of charge. Each of our publications compete for advertising revenues to varying degrees with traditional media outlets such as direct mail, yellow pages, radio, outdoor advertising, broadcast and cable television, magazines, local, regional and national newspapers, shoppers, and other print and online media sources, including local blogs. We also increasingly compete with digital and social media companies, as well as advertising networks and other programmatic buying channels for advertising revenues.

Development of opportunities in, and competition from, digital and social media, including websites, mobile applications, and social products continues to increase. There is very little barrier to entry and limited capital requirements for new companies to enter the market with competitive digital products. Additionally, we are generally not compensated for the use of our original content by third-party digital products and social platforms.

The Domestic Gannett Media segment expects to continue to protect its audience market share and to expand its audience reach in the digital media industry through a focus on high quality content and journalism, internal audience development efforts, content distribution programs, acquisitions, and partnerships. Additionally, the Domestic Gannett Media segment expects to continue to improve its suite of advertising and marketing services products through both internal development and partnerships.

Joint Operating Agencies

Our Domestic Gannett Media subsidiaries in Detroit, Michigan and York, Pennsylvania each participate in a joint operating agency ("JOA"). In each instance, the JOA performs the production, sales, distribution, and back-office functions for our subsidiaries and the publisher of another publication pursuant to a joint operating agreement. Operating results for the Detroit and York JOAs are fully consolidated along with a charge for the minority partners' share of profits.

Major Publications and Markets We Serve

The USA TODAY NETWORK operates as a network, leveraging integrated shared support for back-office operations such as content design and layout services, print and digital creative development, certain sales and service platforms, technology, data, and accounting and finance. We centrally manage production and distribution across our entire newsroom network to maximize efficiency. We also leverage a single content management platform, allowing for content sharing across our portfolio of brands. However, we believe that it is critically important that our U.S. local property network operate at the local level and utilize the centralized infrastructure in a manner that maximizes each property's individual performance.

The following table sets forth information regarding the number of production facilities in our Domestic Gannett Media segment as of December 31, 2023:

LOCAL PROPERTY NETWORK PRODUCTION FACILITIES
State / Territory	Production Facilities
Alabama	1
Arizona	1
California	1
Delaware	1
Florida	2
Illinois	1
Indiana	1
Iowa	1
Massachusetts	1
Michigan	1
Mississippi	1
Missouri	1
New Jersey	2
North Carolina	1
Ohio	1
Rhode Island	1
Tennessee	1
Texas	1
Wisconsin	1
Total	21

The following table lists information for our major publications and their affiliated digital platforms in the U.S. In 2023, we updated our reporting methodology for Daily and Sunday circulation to reflect reported subscription volumes versus figures from Alliance for Audited Media ("AAM"). Previously reported AAM volumes included print, digital non replica, and affiliated publications.

SUBSCRIPTION LOCAL MEDIA ORGANIZATIONS AND AFFILIATED DIGITAL PLATFORMS / DOMESTIC
	2023			2022
Location	Daily(1)	Sunday(1)	Digital-only(1)	Daily(1)	Sunday(1)	Digital-only(1)
USA Today	113,228	—	142,212	132,877	—	120,682
Detroit, MI	30,186	73,357	129,131	35,931	84,008	132,203
Phoenix, AZ	48,273	70,485	65,946	56,864	83,601	69,956
Milwaukee, WI	30,887	52,365	60,271	37,967	63,995	62,436
Indianapolis, IN	23,259	33,802	52,536	27,604	40,403	58,362
Columbus, OH	18,840	28,747	44,776	23,060	34,906	43,306
Cincinnati, OH	22,242	33,281	39,749	25,740	39,918	40,543
Des Moines, IA	18,278	28,317	36,165	21,682	33,115	36,739
Palm Beach, FL	20,144	24,991	33,325	23,332	29,151	31,333
Austin, TX	13,544	19,057	38,132	17,004	23,303	39,238
Nashville, TN	14,817	21,537	35,064	17,829	26,803	36,070
Louisville, KY	19,059	27,294	26,554	22,942	32,997	29,421
Rochester, NY	18,520	28,336	23,623	22,966	35,105	25,337
Providence, RI	18,237	22,683	24,323	21,322	26,423	24,312
Sarasota, FL	17,565	20,968	25,099	21,174	24,935	25,093
Oklahoma City, OK	13,677	18,742	27,209	17,459	24,162	27,846
Bergen County, NJ	18,183	22,380	21,890	22,694	28,008	23,048
Naples, FL	13,866	16,384	26,778	16,262	18,872	27,687
Asbury Park, NJ	14,212	19,736	21,456	17,441	24,355	22,449
Akron, OH	18,607	23,604	16,746	22,790	28,655	15,664
(1) Daily, Sunday and Digital-only reflect reported subscription volumes as of December 31, 2023 and 2022.

Newsquest Segment

Our Newsquest segment in the U.K. is comprised of over 220 digital news and media brands across our portfolio, including over 150 daily and weekly newspapers and over 70 magazines as of December 31, 2023.

Our core print offerings include: (i) home delivery offered on a subscription basis ("home delivery"), (ii) single copy, and (iii) non-daily publications (i.e., shoppers and niche publications).

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

Our digital-only subscription offerings include the following products: (i) local media brands, (ii) magazines, and (iii) sports.

We reach a large, diverse audience through our print and digital daily and non-daily publications throughout the U.K. As of December 31, 2023, our journalism network is powered by an integrated and award-winning news organization comprised of approximately 500 journalists.

The scale of our consumer audience across the Newsquest segment, combined with a full funnel suite of products, makes us an attractive marketing partner to various local and national businesses trying to reach consumers. In the U.K., Newsquest had a digital audience in 2023 of approximately 51 million(b) monthly unique users, on average, with a total average print readership of 4.2 million every week.

The Newsquest segment generates revenue primarily through advertising, single-copy sales and subscriptions to our print and digital products, augmented by full funnel advertising solutions including digital marketing services, and, to a lesser extent, commercial printing and distribution. The Newsquest segment is focused on monetizing its large organic audience of approximately 51 million(b) monthly unique visitors, on average, through multiple digital revenue touchpoints, such as digital subscriptions, affiliate and content partnerships, digital advertising leveraging both first and third-party data, new product offerings, and sports verticals. We believe this strategic focus, coupled with our unwavering commitment to delivering engaging and essential content, will enable us to better optimize our audience and accelerate our digital revenue growth.

Advertising and Marketing

In 2023, Advertising and marketing services revenues at the Newsquest segment were $134.1 million, which represented 57% of total Newsquest segment revenues, down from 58% in 2022.

We track our Print advertising revenues in two primary categories: local and national, and classified. Below are descriptions of the categories:

•Local and national advertising includes ads run in our print products, such as our daily or non-daily publications.
•Classified advertising includes major categories such as legal, obituaries, automotive, employment, and real estate or rentals.

We track our Digital advertising and marketing services revenues in three main categories: digital media, digital classified, and digital marketing services. Below are descriptions of these three categories:

•Digital media includes direct sold display advertising as well as programmatic advertising and leverages both first and third-party data delivered on either our digital products or off-platform through omnichannel partners or on distribution channels.
•Digital classified encompasses digital advertising revenues associated with our classified partnerships, including auto, employment and real estate as well as legal, and obituaries.
•Digital marketing services represents our integrated, proprietary marketing platform that helps local businesses build their online presence through high conversion websites, drives awareness and leads through products such as search engine marketing, manages and nurtures leads through our marketing automation platform, and measures which activities are most effective. Our digital marketing services utilize digital inventory across a number of third-party websites.

Our advertising teams employ a multi-product and platform approach to advertising sales. We operate sales teams in local markets as well as a national sales agency, in conjunction with self-service options, to maximize the scale of our network. Our advertising teams sell a full portfolio of print and digital advertising, including digital marketing services. This diverse set of products can be specifically tailored to the individual needs of advertisers from small, locally owned merchants to large, complex national brands. We believe advertisers find it challenging to manage the complexity of their media budgets, particularly on the digital side, and are seeking to reach a shifting audience, while also desiring to influence attitudes and behavior at each stage of the purchase path. We believe our local sales force, trusted expertise, and broad portfolio of print and digital advertising and marketing products position us well to solve these challenges. Through our media planning process, we present advertisers with targeted, integrated solutions that help them reach this shifting audience.

Circulation

In 2023, Newsquest segment Circulation revenues of $73.3 million comprised 31% of total Newsquest segment revenues, consistent with 31% in 2022.

Growing our paid digital-only subscription revenue remains one of our top priorities given the highly recurring nature of this revenue, and in 2023, our paid digital-only subscriptions grew 41%. We believe our digital-only subscription growth is rooted in unique, essential content. To continue growing and accelerating our digital-only subscription base, we intend to capitalize on our large organic audience and leverage data to understand our users' interests and curate an experience that will drive engagement and loyalty. We continue to believe we have significant opportunity to grow paid digital-only subscriptions in the future as we expand our content and our product offerings.

Access to our digital content typically grants registered users complimentary access to a restricted number of articles before prompting them to subscribe for expanded content privileges. Registered users exhibit a more favorable conversion rate to paid subscriptions compared to anonymous users. The collective audience of registered users, along with our paid digital-only subscribers, serves as a valuable source of first-party data, enhancing our understanding of user behavior and preferences. We believe this strategic alignment contributes to the growth and sustainability of our digital offerings.

Other Revenues

Other revenues, includes Other Digital revenues, which are derived mainly from digital syndication and commercial printing. In 2023, Newsquest segment Other revenues of $26.6 million comprised 11% of total Newsquest segment revenues, consistent with 11% in 2022.

Production and Distribution

As of December 31, 2023, the Newsquest segment owned and/or operated four production facilities. By clustering our production resources, utilizing excess capacity for commercial work, or outsourcing where cost-beneficial, we seek to reduce the operating costs of our publications while increasing the quality of our small and mid-size market publications that would typically not otherwise have access to high quality production facilities. We believe we are able to reduce future capital expenditure needs by having fewer overall pressrooms and buildings.

The Newsquest segment operates its publishing activities in a similar manner to GPS (as described in the Domestic Gannett Media segment discussion above), through regional and central teams to maximize the use of management, finance, printing, and personnel resources. This approach allows the business to leverage a variety of back-office and administrative activities to optimize financial results and enables Newsquest to offer readers and advertisers a range of attractive products across the market.

Competition

Our Newsquest segment operations and affiliated digital platforms compete with other media and digital companies for advertising and marketing spend. Our operations also compete for circulation and readership against other news and information outlets and amateur content creators, some of which offer their content free of charge. Each of our publications compete for advertising revenues to varying degrees with traditional media outlets such as direct mail, radio, outdoor advertising, broadcast and cable television, magazines, local, regional and national newspapers, and other print and online media sources, including local blogs. We also increasingly compete with digital and social media companies, as well as advertising networks and other programmatic buying channels for advertising revenues.

Development of opportunities in, and competition from, digital and social media, including websites, mobile applications, and social products continues to increase. There is very little barrier to entry and limited capital requirements for new companies to enter the market with competitive digital products. Additionally, we are generally not compensated for the use of our original content by third-party digital products and social platforms.

The Newsquest segment expects to continue to protect its audience market share and to expand its audience reach in the digital media industry through a focus on high quality content and journalism, internal audience development efforts, content distribution programs, acquisitions, and partnerships. Additionally, the Newsquest segment expects to continue to improve its suite of advertising and marketing services products through both internal development and partnerships.

The Newsquest segment has a portfolio of over 150 news brands and more than 70 magazines, published in print and online in the U.K. With a digital audience in 2023 averaging approximately 51 million(b) monthly unique users and more than 4.2 million total weekly average print readers. In addition to local news brands, the Newsquest segment owns the digital businesses s1jobs and s1Homes, Exchange & Mart, and a specialist magazine business.

The following table presents information for our major local media organizations and affiliated digital platforms operated by our Newsquest segment in the U.K. as of December 31, 2023:

DAILY PAID-FOR LOCAL MEDIA ORGANIZATIONS AND AFFILIATED DIGITAL PLATFORMS / NEWSQUEST
Title	Location	Circulation Monday - Saturday(1)	Digital-only(2)
Basildon & Southend Echo	Basildon, Southend on Sea	7,853	867
Bournemouth - The Daily Echo	Bournemouth	5,600	2,892
Bradford Telegraph & Argus	Bradford	4,487	1,795
Colchester Daily Gazette	Colchester	3,666	559
Dorset Echo	Dorset	4,185	1,059
East Anglian Daily Times	Ipswich	6,882	1,973
Eastern Daily Press	Norwich	13,485	2,190
Glasgow - Evening Times	Glasgow	6,084	769
Greenock Telegraph	Greenock	4,691	1,003
Ipswich Star	Ipswich	2,744	701
Lancashire Telegraph	Blackburn, Burnley	3,217	970
News & Star	Carlisle	2,050	839
Norwich Evening News	Norwich	2,893	570
Oxford Mail	Oxford	4,291	1,481
South Wales Argus - Newport	Newport	3,797	817
Southampton - Southern Daily Echo	Southampton	6,199	1,805
Swindon Advertiser	Swindon	3,893	1,384
The Argus Brighton	Brighton	4,095	1,611
The Bolton News	Bolton	3,954	1,599
The Herald, Scotland	Glasgow, Edinburgh	11,351	7,455
The Leader	Wrexham	3,131	264
The Mail	Cumbria	2,358	481
The National, Scotland	Glasgow, Edinburgh	2,986	8,592
The Northern Echo	Darlington	9,036	1,962
The Press - York	York	5,387	1,505
Worcester News	Worcester	2,797	838
(1) Print circulation is based on reported copy sales per issue for the period January 2023 to December 2023.
(2) Digital-only reflects reported subscription volumes as of December 31, 2023.

Digital Marketing Solutions Segment

Our DMS segment is dedicated to helping local businesses succeed through digital advertising and marketing solutions. The DMS segment, under the brand LocaliQ, is a sophisticated, cloud-based platform of fully-digital products that delivers customers and drives leads through technology and insights.

We provide businesses with innovative technology and expertise to propel them forward, and our DMS platform is distinguished by its proprietary:
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

Utilizing our digital growth platforms and solutions, we build long-term, recurring revenue relationships while fulfilling our mission of helping local SMBs thrive. We believe we have a true advantage of successfully reaching the SMBs given our scaled salesforce, long-standing involvement in and knowledge of the communities in which we operate, and vast data accumulated through decades of campaign management. We believe we offer a lower cost of acquisition for our customers based on our extensive data and experience in optimizing campaigns. We also believe we have the technology, the experience, and the relationships to provide best-in-class metrics.

As of December 31, 2023, the majority of our DMS customers have recurring relationships with us. With customer budget retention rates of 95% in 2023, we believe the DMS segment provides a stable and predictable business model. In addition, we believe that ongoing investment in product and marketing, combined with sales channel expansion, are critical to capitalizing on the approximately 33 million SMBs in the U.S. As of December 31, 2023, our DMS business had approximately 15,100 core platform customers.

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

DMS Advertising and marketing services revenues are subject to moderate seasonality due primarily to fluctuations in marketing budgets for seasonal businesses. We believe the diversification of the product suite will, over time, reduce the impact from seasonal fluctuations.

Products

Digital marketing requires a holistic view of how online presence, advertising and conversion efforts work together to get results. Our solutions work across the USA TODAY NETWORK and major online platforms such as Google, Facebook, Microsoft, Snap, and others. Our product portfolio offers a simple all-in-one platform powered by artificial intelligence and service experts that grows and adapts with the needs of local business owners. For example, some businesses might need to significantly improve their websites and focus on converting sales leads, while others may need to focus on building awareness of their business and driving more leads to their site and social pages. LocaliQ DMS identifies the biggest opportunities and provides solutions by recommending the right mix of product platform features and measuring results.

We have a proprietary set of technologies that enables a business to receive a score on their overall marketing efforts, shows them how they stack up against their competitors, and recommends a comprehensive set of solutions to help them achieve their goals. This customized solution is sold as a subscription to our LocaliQ DMS platform. This platform removes the concerns of unexpected overages and misaligned goals and allows us to set performance-based pricing. The platform optimizes to produce the best results for the business and service experts are assigned to assist with each account, as needed. Our proprietary technologies include:

•Our online presence solutions offer high conversion websites, with e-commerce, custom content creation to empower businesses to look professional, and human or bot-enabled live chat which ties into our lead conversion tools. These products are designed to work in concert with our digital advertising products with a goal of enhancing clients' marketing return on investment.
•Our online advertising products include award-winning technology for bidding and budget management as well as patent-pending machine learning algorithms which optimize multiple advertising channels and campaigns toward a goal with a single budget. Search engine marketing, which is recorded as Advertising and marketing services revenues, accounted for 67% of our DMS segment's total revenues for the year ended December 31, 2023.
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

Distribution

We deliver our suite of products and solutions to local businesses through a combination of our proprietary technology platform, our sales force, and select third-party agencies and resellers. Our DMS segment has sales operations in the U.S., Canada, New Zealand, Australia, India and the U.K. During 2023, approximately 95% of our DMS segment revenues were generated in North America and the remaining 5% from other international markets. All DMS segment revenues are digital revenues.

Competition

The market for local online advertising solutions is intensely competitive and rapidly changing. The market is highly fragmented as there are a number of smaller companies which provide digital marketing services at highly competitive prices and, increasingly, we compete with SMB marketing providers who offer solutions tailored for specific verticals. In addition, the online publishers that we utilize for clients, such as Google, Facebook, and Microsoft, generally offer their products and services through self-service platforms. Many traditional offline media companies also offer online advertising solutions and have large, direct sales forces and digital publishing properties. Further, a proliferation of marketing automation tools continues to commoditize the DMS environment while actions from major technology companies have caused challenges to advertising agencies.

Government Regulation

We are subject to a variety of laws, rules, and regulations in numerous jurisdictions within the U.S. and in each of the countries where we conduct business. These laws, rules and regulations cover several diverse areas, including environmental matters, employee health and safety, data and privacy protection and anti-trust provisions. These U.S. federal, state, and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. For example, many jurisdictions have enacted or are considering enacting privacy or data protection laws and regulations that apply to the processing or protection of personal information as well as laws and regulations governing the use of artificial intelligence. Data and privacy protection laws, rules and regulations are applicable to our businesses and the compliance costs and operational burdens imposed by these laws and regulations could be significant. As a result of the often rapidly evolving changes, the application, interpretation, and enforcement of these and other applicable laws and regulations are often uncertain and may be interpreted and applied inconsistently from jurisdiction to jurisdiction and inconsistently with our current policies and practices. We are committed to conducting our business in accordance with applicable laws, rules, and regulations.

Environmental Regulation

The Company is committed to its strategy of protecting the environment. Our goal is to ensure our production and distribution facilities comply with applicable federal, state, local, and foreign environmental laws and to incorporate appropriate environmental practices and standards in our operations. We believe we are one of the industry leaders in the use of recycled newsprint. During 2023, 13% of our domestic newsprint purchases contained recycled content, with average recycled content of 20%.

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

Raw Materials

Newsprint, which is the basic raw material used in our print publications, has been and may continue to be subject to significant price changes from time to time. During 2023, we purchased newsprint as well as other specialty paper grades from 16 domestic and global suppliers. Our total consumption was approximately 114,000 metric tons in 2023, a decrease of 24% from 2022, which included consumption by our owned and operated print sites, third-party printing sites, and Newsquest, and includes consumption for Gannett products as well as products printed commercially for third-parties. Newsprint capacity reductions through the closure of mills or the conversion of paper machines to other products or grades of paper has reduced the number of newsprint suppliers over the years. North American suppliers are becoming a larger share of the global market and consequently domestic supply is susceptible to longer delivery times and pricing volatility tied to economic and geopolitical factors. An increase in supplier operating expenses due to, among other things, the rising cost of raw materials and energy, combined with inflationary pressures impact the overall cost of newsprint. The availability and price of newsprint is subject to numerous risks and uncertainties, which are described more fully under "Item 1A — Risk Factors" in this Annual Report on Form 10-K.

Strategy

Gannett is committed to inspiring, informing and connecting audiences as a sustainable, growth-focused media and digital marketing solutions company. We endeavor to deliver essential content, marketing solutions and experiences for curated audiences, advertisers, consumers, and stakeholders by leveraging our diverse teams and suite of products to enrich the local communities and businesses we serve. The execution of this strategy is expected to allow us to continue our evolution from a more traditional print media business to a sustainable, growth-focused media and digital marketing solutions company.

We intend to create stockholder value through a variety of methods, including organic growth driven by our consumer and business-to-business strategies, as well as through paying down debt to strengthen our capital structure.

Create a stable foundation for growth

Gannett continues to optimize and improve our foundation – completing systems consolidations and migrations, improving process workflows, and ensuring we have synergy across the organization to deliver the stabilization required to fuel our plan into the future. We also continue to invest in our people and in the skills needed to support our future aims and to retain our talent by remaining an attractive place to work.

Expand our reach

Key to our ongoing growth is expanding our base – whether clients in our DMS segment or audience in our Domestic Gannett Media and Newsquest segments – and optimizing our revenue streams across this growing base. For both the Domestic Gannett Media and Newsquest segments, this includes content expansion, establishing a seamless print to digital continuum to introduce clients, readers, viewers, and listeners to a broader range of products we offer. For the DMS segment, expanding our client base and core revenue is anticipated to be supplemented by the development of a complementary software model.

Diversify digital revenues

We expect to continue to expand the ways that we grow digital revenues through innovative partnerships and developing new products and services that meet the needs of consumers and businesses. Examples of this growth strategy include our intention to continue to expand partnerships that rely on our unique and large audience base and developing new DMS software solutions.

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

Macroeconomic Environment

The U.S. and global economies and markets experienced increased volatility in 2023, and are expected to continue to experience volatility, due to factors, including higher inflation, increased interest rates, banking volatility, and other geopolitical events that are anticipated to continue in 2024. Uncertain economic conditions adversely impacted our advertising revenues, and the occurrence of these factors has resulted in a reduction in demand for our print and digital advertising, reduced the rates for our advertising, and caused marketers to shift, reduce or stop spend. The impact of these uncertain macroeconomic conditions has not changed substantially since the initial volatility that began in the second quarter of 2022.

These challenging conditions, especially higher inflation and interest rates, have negatively impacted the consumer and resulted in increased price sensitivity from our print and paid digital-only subscribers. Consumer purchases of discretionary items, including our products and services, generally decline during periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. SMBs are facing a more complex marketing environment and need to create digital presence to capture audiences online. Advertisers are increasingly looking for more effective ways to analyze their return on marketing investments and are seeking solutions that offer greater attribution. We believe we offer a broad suite of digital marketing services products that offer a single, unified solution to meet their digital marketing needs.

As a result of the macroeconomic volatility, we have experienced rising costs, including costs associated with labor, newsprint, delivery, ink, printing plates, fuel, and utilities. However, we believe that the inflationary pressures peaked in 2022 and we are beginning to realize and expect we may continue to realize lower prices related to newsprint costs. We are also exposed to potential increases in interest rates associated with our five-year senior secured term loan facility in an original aggregate principal amount of $516 million (the "Senior Secured Term Loan"), which as of December 31, 2023, accounted for approximately 31% of our outstanding debt, as well as fluctuations in foreign currency exchange rates, primarily related to our operations in the U.K. We expect continued uncertainty and volatility in the U.S. and global economies which will continue to impact our business.

Recent U.S. and international tax legislation

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the "Inflation Reduction Act"), which includes, among other provisions, changes to the U.S. corporate income tax system, including a 15% minimum tax based on "average adjusted financial statement income" exceeding $1 billion for any three consecutive years preceding the tax year and a 1% excise tax on net repurchases of stock in excess of $1 million after December 31, 2022. During the year ended December 31, 2023, we did not experience a material financial impact from the Inflation Reduction Act. We do not anticipate a material financial impact from the Inflation Reduction Act during 2024.

We are subject to income taxes and various other taxes in the U.S. and in many foreign jurisdictions; therefore, changes in both domestic and international tax laws or regulations have affected and may affect our effective tax rate, results of operations, and cash flows. The Organization for Economic Co-operation and Development (the "OECD")/G20 Inclusive Framework on Base Erosion and Profit Shifting has agreed on a two-pillar approach to address tax challenges arising from the digitalization of the global economy by (i) allocating profits to market jurisdictions ("Pillar One") and (ii) ensuring multinational enterprises pay a minimum level of tax regardless of where the headquarters are located or the jurisdictions in which the company operates ("Pillar Two"). Pillar One targets multinational groups with global revenue exceeding €20 billion and a profit-to-revenue ratio of more than 10%. Companies subject to Pillar One will be required to allocate profits and pay taxes to market jurisdictions. Based on the current proposed revenue and profit thresholds, we do not expect to be subject to tax changes associated with Pillar One. Pillar Two focuses on global profit allocation and a global minimum tax rate. In December 2022, the European Union ("EU") Member States formally adopted the EU's Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the OECD Pillar Two Framework that was supported by over 130 countries worldwide. The EU Pillar Two Directive became effective on January 1, 2024.

The U.K. has enacted legislation to implement the OECD's Pillar Two rules with the passing of Finance (No.2) Act 2023. The legislation introduces a global minimum effective tax rate of 15% by implementing a domestic top-up tax and a multinational top-up tax for U.K. multinational corporations effective January 1, 2024. Other countries are also actively considering changes to their tax laws to adopt certain parts of the OECD's proposals. We do not expect that Pillar Two will have a material impact on the Consolidated financial statements.

Seasonality

Our revenues are subject to moderate seasonality, primarily due to fluctuations in advertising volumes. Advertising and marketing services revenues for our Domestic Gannett Media segment are typically highest in the fourth quarter, primarily due to fluctuations in advertising volumes tied to the holidays, regional weather, and levels of activity in our various markets, some of which have a high degree of seasonal residents and tourists. Revenues in our DMS segment experience moderate seasonality in the first quarter due to fluctuations in the seasonal needs of our advertising customers. The volume of advertising sales in any period is also impacted by other external factors such as competitors' pricing, advertisers' decisions to increase or decrease their advertising expenditures in response to anticipated consumer demand, and general economic conditions. Uncertain economic conditions continued to adversely impact our advertising revenues during 2023, and the occurrence of these factors has resulted in a reduction in demand for our print and digital advertising, reduced the rates for our advertising, and caused marketers to shift, reduce or stop spend. Refer to "Macroeconomic Environment" above for further discussion.

Employees and Human Capital Resources

We believe our employees are our greatest asset and the foundation of our business is the people and employees who make our day-to-day operations possible. ID&E are core pillars of our organization, and we regularly track our progress on workforce demographics. In 2023, we published our third installment of an annual report focused on our ID&E efforts. The 2023 Inclusion Report outlined then-current workforce diversity data, Gannett's inclusion goals that reach into 2025, as well as the steps we are taking to achieve our goals. The 2023 Inclusion Report also highlighted how we are working to meet our goals, including through our employee resource groups ("ERGs") where we leverage the unique strengths, views, and experiences of our employees to build community, drive engagement, and deliver business impact. Gannett expects to continue to publish company-wide workforce demographics twice a year. In addition, we launched our Employee Self-Identification Survey for the third consecutive year to gain increased visibility and perspective into our workforce demographic data, including the many aspects of identity, such as having military experience, having a disability, identifying as LGBTQ+, and more.

Gannett remains consistent, committed, and intentional in our quest to be a leader in ID&E. In 2023, Gannett was recognized in the 2023 Best Places to Work for LGBTQ Equality. In 2023, for the sixth year in a row, Gannett received a perfect score of 100 on the Corporate Equality Index, the nation's premier benchmarking survey and report measuring corporate policies and practices related to LGBTQ workplace equality and inclusion. Gannett was also recognized for the third time by Forbes as one of America's Best Employers for Diversity. In addition, Gannett is a proud Gold recipient of Mental Health America's Bell Seal for Workplace Mental Health, awarded for our commitment to employee mental health and well-being.

Enabling a positive employee experience, within a values-based, inclusive work culture, remains a top priority at Gannett. Aligned to our purpose, we endeavor to provide engaging work and foster a learning culture that supports our employees' ability to reach their goals and continue to develop new skills and capabilities. We aim to cultivate a safe, diverse, inclusive, and equitable culture with broad promotion of our values, and participation in our ERGs, with twelve active ERGs operating in the Company as of December 31, 2023. We operate within a "4c" model, where the strategic pillars of Career, Culture, Company, and Community are used to establish goals, determine topics for programming and live discussions, as well as track progress and successes. Our programming includes intersectional ERG events, monthly Town Hall meetings with our Chief Executive Officer and senior leadership, and many communication channels, including, as an example, our monthly Together employee newsletter, which shares strategies on topics such as hybrid working, staying socially and professionally connected, and highlighting individual employee career progression stories.

Throughout the year we engage employees through lifecycle milestones to capture feedback through diverse channels in order to maintain a clear pulse on the employee experience. Annually, the performance review process includes goal setting as well as manager feedback, coaching and individual development plans to assist with the career growth of our employees. During 2023, there was an added focus each month on enabling management effectiveness by sharing specific programs, tools, forums, and communications for people managers. We also have implemented a Company-wide mentor platform to further enable career elevation progress.

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

As of December 31, 2023, we employed approximately 10,000 employees in the U.S., of which approximately 17% are represented by labor unions, most of which are affiliated with one of seven international unions. As of December 31, 2023, there were approximately 2,800 employees outside of the U.S., including approximately 1,900 employed by Newsquest in the U.K. Our U.K. subsidiaries bargain with two unions over working practices, wages, and health and safety issues. Most of our unionized employees work under collective bargaining agreements that have expired, are in the negotiation process, or are negotiating towards an initial collective bargaining agreement. As of December 31, 2023, there were approximately 73 existing collective bargaining agreements and 16 bargaining units negotiating initial contracts. While we have experienced isolated work stoppages from time to time, we believe relations with our employees are generally good.

Environmental, Social and Governance Initiatives

As a leading media organization, our longstanding corporate social responsibility position is driven by our deep commitment to our communities. We are dedicated to ensuring that we have mindful and ethical business practices that positively impact our world. In early 2023, we published our 2023 ESG Report detailing the progress we made on our U.N. Sustainable Development Goals ("U.N. SDGs") that include Reduced Inequalities, Climate Action, and Peace, Justice, and Strong Institutions. The 2023 ESG Report included noteworthy highlights such as improving our workplace diversity, expanding our systems infrastructure to provide Scope 1 and 2 emissions for our entire global carbon footprint, and reducing the number of manufacturing facilities.

Gannett is committed to ensuring our coverage is widely available, actively promoted across our media sites and marketed to our millions of registered users. In January 2024, we published our network-wide 2023 Journalism Impact Report, which highlighted what we believe are the most influential articles we produced in 2023 and covers topics such as coverage on ID&E, as well as climate change. The Company commits to the ongoing publishing of an annual network-wide Journalism Impact Report, which surfaces the top stories we produced that led to action.

The well-being of our employees is of paramount importance to us and we are committed to maintaining a corporate culture that conducts business in a responsible and ethical manner that includes promoting, protecting and supporting human rights across our operations and throughout our entire organization, which is why we have adopted a company-wide Human Rights Policy. This policy expands upon an existing policy enacted by our U.K. operations. Our Human Rights Policy covers areas such as our commitment to diversity and inclusion, a safe and healthy workplace, our communities and stakeholders, and freedom of association and collective bargaining, which helps ensure our employees' right to form and choose whether to join a labor union without fear of reprisal, intimidation, or harassment. The Human Rights Policy also reflects our commitment to bargaining in good faith with chosen representatives of such groups in accordance with applicable laws.

Climate Change

Essential to Gannett's mission of empowering communities to thrive are the pillars that make up our corporate social responsibility platform. As part of our commitment to social responsibility, Gannett strives to minimize its environmental impact through sustainable business practices for sourcing, consumption, and waste. We have taken a number of steps within the organization in an effort to reduce our use of water, to recover and recycle electricity and fossil fuels when possible, and to pursue green energy options where available. We continue to reduce the number of presses in operation by consolidating print operations and by significantly reducing the square footage of our office space through consolidation of offices, in many cases, to more energy efficient spaces. We are committed to completing a comprehensive Greenhouse Gas emissions report that is expected to allow us to redefine our commitment and set targets around our carbon footprint. We also strive to incorporate sustainability throughout our supply usage and supply chain.

We invested in a best-in-class carbon accounting software, Net Zero Cloud, and partnered with Green Impact to implement this software and enhance our ability to capture emissions data on an expanded number of assets and scopes. To build upon our progress in measuring and tracking our Scope 1 and 2 emissions, we have plans to expand into Scope 3 categories. Gannett recognizes that if we are to contribute towards achieving net zero, we need to establish our full carbon footprint baseline, implementing reduction strategies along our journey.

Gannett continues to harness employee enthusiasm through Sustainability Forward, which is an ERG focused on bringing together a community of employees who are passionate about ESG topics. Sustainability Forward aims to align initiatives and efforts that support Gannett’s commitment to sustainability, climate, people, and communities with a mission to contribute to a better, more inclusive, and equitable planet. In 2023, the group hosted monthly meetings, community initiatives, and company-wide events and training geared toward education, climate change solutions, traditions and investing in companies dedicated to saving our planet. With consistent growth throughout the year, the Sustainability Forward ERG ended 2023 with approximately 140 employees across the Company.

Gannett is committed to continuing to include more detailed articles to provide broader context to news in health, environment and science and include in-depth analyses that explore questions of how and why health and climate trends matter to our readers. In 2023, Gannett’s U.S. National Climate Change Cross team published approximately 9,000 stories, newsletters or major projects about climate change and the environment. Additionally, the USA TODAY NETWORK publishes a weekly newsletter, Climate Point, that curates content about the environment, sustainability, and climate change from across the network for a national audience, helping readers make better informed decisions for themselves, their families, and their communities.

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

Use of Website to Distribute Material Company Information

The Company's website address is www.gannett.com. The Company uses its website as a channel of distribution for important company information and we use the investors.gannett.com websites as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Important information, including press releases, analyst and other presentations, transcripts, and financial information regarding the Company, is routinely posted on and accessible on the Investor Relations and News and Events subpages of its website, which are accessible by clicking on the tab labeled "Investor Relations" and "News and Events", respectively, on the website home page. The Company also uses its website to expedite public access to time-critical information regarding the Company in advance of or in lieu of distributing a press release or a filing with the SEC disclosing the same information. Therefore, investors should look to the Investor Relations, and News and Events subpages of the Company’s website for important and time-critical information. Visitors to the Company's website can also register to receive automatic e-mail and other notifications alerting them when new information is made available on the Company's website.

References
(a) 2023 Comscore Inc., US Multi-Platform, Desktop 2+ and Total Mobile 18+, December 2019-December 2023
(b) Newsquest used Adobe Analytics to identify unique visitors between January 2023 and December 2023

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

Risk Factor Summary

The following is a summary of some of the risks and uncertainties that could materially adversely affect our business, financial condition, and results of operations, which are discussed in more detail below:

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
•Our inability to raise funds necessary to repurchase the 2026 Senior Notes or the 2027 Notes, upon a change of control as described in the 2026 Senior Notes Indenture or fundamental change as described in the 2027 Notes Indenture, may lead to defaults under such indentures and under agreements governing our existing or future indebtedness. In addition, a change of control may constitute a default under the Senior Secured Term Loan, the 2026 Senior Notes or the 2027 Notes.
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
•Any required changes in targeting, such as the deprecation of third-party cookies, could materially and adversely impact our advertising revenues and business results, and impair our ability to acquire consumers efficiently.
•Volatility in the U.S. and global economies, macroeconomic events, market disruptions, and other events outside of our control, have had, and may in the future have, a material and adverse impact on our business, financial condition, and results of operations.
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
•Foreign jurisdictions in which we operate may enact rules to address the tax challenges of the digitization of the global economy, such as those from the Organization for Economic Co-operation and Development, which could have a material adverse impact on our consolidated financial statements.
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
•Privacy and security-related laws and other data security requirements are constantly evolving and may increase our compliance costs and potential for liability, either of which may have an adverse effect on our business, financial condition, and results of operations.
•Defects, delays, or interruptions in the cloud-based hosting services we utilize, both directly and indirectly, could adversely affect our reputation and operating results.
•We use artificial intelligence ("AI") and may use new technologies in our business, and challenges with properly managing their use by us or third parties could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.
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
•We rely on equity-based compensation to attract, retain, and motivate our key employees, which may result in price pressures on our Common Stock, stockholder dilution and increased usage of shares under our equity incentive plan during periods in which our stock price is depressed. Our ability to continue a competitive long-term equity-based incentive program required to attract and retain talent may be hindered, and alternative incentive models may cause our cash flows to be reduced.
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

We face significant competition from other providers of news, information, and entertainment services, including both traditional and other providers, some of which provide their products free of charge. This competition continues to intensify as a result of changes in technologies, platforms and business models and corresponding changes in consumer and customer behavior, and we may be adversely affected if consumers or customers migrate to other alternatives. In addition, to be successful, we must provide the type and quality of content our consumers desire. The number of choices available to consumers for content consumption has increased and may adversely impact demand for, and the price consumers are willing to pay for our products and services. Consumption of our content on third-party delivery platforms may also lead to loss of distribution and pricing control, loss of a direct relationship with consumers and lower engagement and subscription rates. Further, news and subscription fatigue among consumers has become more widespread and could continue to grow. These trends and developments have adversely affected, and may continue to adversely affect, our circulation and subscription revenue and advertisers' willingness to purchase advertising from us, as well as increase subscriber acquisition, retention, and other costs.

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

In addition, the competitive landscape may shift if other industry players adopt AI more swiftly. Furthermore, ethical concerns and public sentiment regarding AI could have reputational implications. See also the risk factor below under the heading "We use AI and may use new technologies in our business, and challenges with properly managing their use by us or third parties could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations."

In order to compete effectively, we must differentiate and distinguish our brands and our products and services, respond to and develop new technologies, distribution channels and platforms, products and services, and anticipate and consistently respond to changes in consumer and customer needs, preferences and behaviors. For example, we rely on brand awareness, reputation and acceptance of our content and other products and services in order to retain and grow our consumers and subscribers. However, consumer preferences change frequently and are difficult to predict, and when faced with a multitude of choices, consumers may place greater value on the convenience and price of products and services than they do on their source, quality, or reliability. Online traffic and product and service purchases are also driven by internet search results, referrals from social media and other platforms and visibility on digital marketplace platforms and in mobile app stores. Search engine results and digital marketplace and mobile app store rankings are based on algorithms that are changed frequently, and social media and other platforms may also vary their emphasis on what content to highlight for users. Use of AI in search engines could result in decreased viewership and engagement with our media content. Any failure to successfully manage and adapt to these changes across our businesses, including those affecting how our content, apps, products, and services are discovered, prioritized, displayed, and monetized, could impede our ability to compete effectively by significantly decreasing traffic to our offerings, lowering advertiser interest in those offerings, increasing costs if free traffic is replaced with paid traffic and lowering product sales and subscriptions. A loss in the expected popularity or discoverability of our content or other products and services could have a material adverse effect on our business, financial condition, or results of operations.

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

Some of our current and potential competitors may have fewer regulatory burdens, better competitive positions in certain areas, greater access to sources of content, data, technology or other services or strategic relationships or easier access to financing, which may allow them to respond more effectively to changes in technology, consumer and customer needs, preferences and behavior and market conditions. Continued consolidation among competitors in certain industries in which we operate may increase these advantages, including through greater scale, financial leverage, or access to content, data, technology and other offerings. If we are unable to compete successfully against existing or future competitors, our business, results of operations and financial condition could be materially and adversely affected.

Risks Related to Our Indebtedness

Our indebtedness could materially and adversely affect our business or financial condition.

Our indebtedness, incurred from time to time, could have significant consequences on our future operations, including making it more difficult for us to satisfy our debt obligations and our other ongoing business obligations, which may result in defaults, and limit our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industries in which we operate, and the overall economy. Our outstanding indebtedness includes the Senior Secured Term Loan, the 2026 Senior Notes and the 2027 Notes (each as defined below). On October 15, 2021, Gannett Holdings LLC ("Gannett Holdings"), our wholly-owned subsidiary, issued $400 million aggregate principal amount of 6.00% first lien notes due November 1, 2026 (the "2026 Senior Notes") and entered into a five-year senior secured term loan facility in an original aggregate principal amount of $516 million (the "Senior Secured Term Loan") with Citibank N.A., as collateral agent and administrative agent for the lenders. In addition, on January 31, 2022, Gannett Holdings entered into an amendment to the Senior Secured Term Loan to provide for incremental term loans (the "Incremental Term Loans") in an aggregate principal amount not to exceed $50 million. In addition, on March 21, 2022, Gannett Holdings exchanged an aggregate principal amount equal to $22.5 million of the 2026 Senior Notes for $22.5 million of new term loans under the Senior Secured Term Loan, and on April 8, 2022, Gannett Holdings exchanged an aggregate principal amount equal to $7.5 million of the 2026 Senior Notes for $7.5 million of new term loans under the Senior Secured Term Loan (collectively, the "Exchanged Term Loans"). All obligations under the Senior Secured Term Loan (including the Incremental Term Loans and the Exchanged Term Loans, unless otherwise specified) and the 2026 Senior Notes are secured by all or substantially all of the assets of the Company and the wholly-owned domestic subsidiaries of the Company. We may incur additional indebtedness in the future.

The Senior Secured Term Loan matures on October 15, 2026, and bears interest at the Adjusted Term Secured Overnight Financing Rate ("Adjusted Term SOFR") (which shall not be less than 0.50% per annum) plus a margin equal to 5.00% per annum or an alternate base rate (which shall not be less than 1.50% per annum) plus a margin equal to 4.00% per annum. Accordingly, we are required to dedicate a substantial portion of cash flow from operations to fund interest payments. The Senior Secured Term Loan is amortized at $15.1 million per quarter (or, if the ratio of Total Indebtedness secured on an equal priority basis with the Senior Secured Term Loan (net of Unrestricted Cash) to Consolidated EBITDA (as such terms are defined in the Senior Secured Term Loan) for the most recently ended period of four consecutive fiscal quarters is equal to or less than 1.20 to 1.00, $7.6 million per quarter). In addition, we are required to repay the Senior Secured Term Loan from time to time with (i) the proceeds of non-ordinary course asset sales and casualty and condemnation events, (ii) the proceeds of indebtedness that is not otherwise permitted under the Senior Secured Term Loan and (iii) the aggregate amount of cash and cash equivalents on hand at the Company and its restricted subsidiaries in excess of $100 million as of the last day of any fiscal year of the Company (beginning with the fiscal year ended December 31, 2021). Our debt service obligations reduce the amount of cash flow available to fund our working capital, capital expenditures, investments and potential distributions to stockholders. Moreover, there can be no assurance that we will be able to generate sufficient cash flow to satisfy our debt service obligations. Our ability to satisfy our debt service obligations depends on our ability to generate cash flow from operations, which is subject to a variety of risks, including general economic conditions and the strength of our competitors, which are outside our control.

The terms of our indebtedness impose significant operating and financial restrictions on us. The Senior Secured Term Loan, the 2026 Senior Notes, and the 6.0% Senior Secured Convertible Notes due 2027 (the "2027 Notes") require us to comply with numerous affirmative and negative covenants, including, in the case of the New Senior Secured Loan and the 2027 Notes, a requirement to maintain minimum liquidity of $30.0 million at the end of each fiscal quarter, and restrictions limiting our ability to, among other things, incur additional indebtedness, make investments and acquisitions, pay certain dividends, sell assets, merge, incur certain liens, enter into agreements with our affiliates, change our business, engage in sale/leaseback transactions, and modify our organizational documents. These requirements may make it impractical to declare and pay dividends at any time that the requirements are in effect. Stockholders also should be aware that they have no contractual or other legal right to dividends that have not been declared. See also "Risks Related to our Common Stock" below.

A failure to satisfy our debt service obligations on the Senior Secured Term Loan, a breach of a covenant in the Senior Secured Term Loan, or a material breach of a representation or warranty in the Senior Secured Term Loan, among other events specified in the Senior Secured Term Loan, could give rise to a default, which could give rise to the right of our lenders to declare our indebtedness, together with accrued interest and other fees, to be immediately due and payable. A failure to satisfy our debt service or conversion obligations on the 2026 Senior Notes or the 2027 Notes, among other events specified in the Indenture dated as of October 15, 2021 (the "2026 Senior Notes Indenture") or the Indenture dated as of November 17, 2020, as amended by the First Supplemental Indenture dated as of December 21, 2020 and the Second Supplemental Indenture dated as of February 9, 2021 (collectively, the "2027 Notes Indenture"), could also give rise to a default, which could give rise to the right of noteholders to declare the principal of the 2026 Senior Notes and/or the 2027 Notes, together with accrued and unpaid interest, to be immediately due and payable. A default under the Senior Secured Term Loan or any of our indentures could also lead to a default under the other agreements governing our existing or future indebtedness (including the Senior Secured Term Loan or any of our indentures, as the case may be). An acceleration of our indebtedness would have a material adverse effect on our business, financial condition, results of operations, cash flows and stock price.

Certain actions, including our ability to incur additional indebtedness, require the consent of our lenders and note holders which, if not provided, would limit our ability to take advantage of future opportunities.

Our loan agreements, including the Senior Secured Term Loan, the 2026 Senior Notes and the 2027 Notes, contain restrictions and covenants that limit our ability to take certain actions without requisite lender approval, approval of the holders of a majority in principal amount of the notes then outstanding, or modification of the loan agreements. These limitations include restrictions on our ability to incur additional indebtedness or refinance our existing debt, make certain investments and acquisitions, pay certain dividends, sell assets, merge, incur certain liens, enter into agreements with our affiliates, change our business, engage in sale/leaseback transactions, and modify our organizational documents. While we have historically partnered with lenders that we have established relationships with and whose priorities and interests are familiar to us, many of the lenders or holders under the Senior Secured Term Loan and the holders of the 2026 Senior Notes are not historic relationships. There is no assurance that these lenders will approve or consent to our activities, even if the activities are in the best interests of our stockholders. If we are unable to secure the required consent of our lenders or noteholders, our ability to take advantage of future opportunities, including acquisition or financing opportunities, could be restricted.

Our inability to raise funds necessary to repurchase the 2026 Senior Notes or the 2027 Notes, upon a change of control as described in the 2026 Senior Notes Indenture or fundamental change as described in the 2027 Notes Indenture, may lead to defaults under such indentures and under agreements governing our existing or future indebtedness. In addition, a change of control may constitute a default under the Senior Secured Term Loan, the 2026 Senior Notes or the 2027 Notes.

Upon the occurrence of a change of control, as defined in the 2026 Senior Notes Indenture, we must, if certain other conditions are met, make an offer to repurchase the 2026 Senior Notes at a price equal to 101% of the principal amount thereof, together with any accrued and unpaid interest, if any, to, but excluding, the date of the repurchase. Similarly, upon the occurrence of a fundamental change, as defined in the 2027 Note Indenture, we must, if certain other conditions are met, make an offer to repurchase the 2027 Notes at a price equal to 110% of the principal amount thereof, together with any accrued and unpaid interest, if any, to, but excluding, the date of the repurchase. If we become obligated to repurchase the 2026 Senior Notes or 2027 Notes upon a change of control, we may not have enough available cash or may be unable to obtain financing at the time we are required to make purchases of the notes being surrendered. In addition, our ability to repurchase the notes is limited by the agreements governing our existing indebtedness (including the notes and the Senior Secured Term Loan) and may also be limited by law or regulation, or by agreements that will govern our future indebtedness. Our failure to repurchase the 2026 Senior Notes or 2027 Notes at a time when the repurchase is required by the 2026 Senior Notes Indenture or the 2027 Notes Indenture, respectively, would constitute a default under the respective indenture. A default under the governing indenture or the change of control itself could also lead to a default under agreements governing our existing or future indebtedness (including the Senior Secured Term Loan).

The Senior Secured Term Loan provides, and future credit agreements or other agreements relating to indebtedness to which we become a party may provide, that the occurrence of certain change of control events with respect to Gannett would constitute a default thereunder. If we experience a change of control event that triggers a default under our Senior Secured Term Loan, we may seek a waiver of such default or may attempt to refinance the Senior Secured Term Loan. In the event we do not obtain such a waiver or refinance the Senior Secured Term Loan, such default could result in amounts outstanding under our Senior Secured Term Loan being declared due and payable.

The Senior Secured Term Loan, the 2026 Senior Notes, and the 2027 Notes contain, and future indebtedness that we may incur may contain, prohibitions on the occurrence of certain events that would constitute a change of control or, in the case of the 2026 Senior Notes and the 2027 Notes, require the repurchase of such indebtedness upon a change of control. Moreover, the exercise by the holders of their right to require us to repurchase their 2026 Senior Notes or the 2027 Notes could cause a default under such indebtedness, even if the change of control itself does not, due to the financial effect of such repurchase on us. Finally, the ability to pay cash to the holders of the 2026 Senior Notes or the 2027 Notes following the occurrence of a change of control may be limited by our then existing financial resources. There can be no assurance that sufficient funds will be available when necessary to make any required repurchases.

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

There can be no assurance that we will be able to grow revenue from these or other complementary businesses we may develop internally or acquire, or that any revenue generated by new business lines will be adequate to offset revenue declines from our legacy businesses. For example, technological developments could adversely affect the availability, applicability, marketability and profitability of the suite of SMB services we offer. Technological developments and any changes we make to our business strategy may require significant capital investments, and such investments may be restricted by the Senior Secured Term Loan.

These complementary businesses also face competition from various digital media providers, such as Google, which may have more resources to invest in product development and marketing. Our salesforce may not be able to utilize the relationships we have throughout our local property network to effectively sell these products. If we are unable to diversify our traditional revenues with revenues from complementary businesses, we may experience persistent declines in revenue which could materially and adversely affect our results of operations and financial condition.

Our DMS segment substantially utilizes online media acquired from third parties and our business could be materially adversely affected if these companies take actions that are adverse to our interests or otherwise restrict our ability to do business.

Our DMS segment substantially utilizes online media acquired from third parties, particularly Google, Facebook, and Microsoft, which account for a large majority of all U.S. internet searches and traffic. These companies, and the other companies with which we do business, have no obligation to conduct business with us, and may decide at any time and for any reason to significantly curtail or inhibit our ability to do business with them. Additionally, any of these companies may make significant changes to their respective business models, policies, systems, plans or ownership, and those changes could impair or inhibit the manner in which they sell their advertising units or otherwise conduct their business with us. For example, new privacy controls and tracking transparency frameworks that have been implemented or may be implemented in the future, by platforms such as Facebook, Google, and Apple would limit our ability to access and use data from consumers through those platforms, which we rely on for digital advertising and marketing. Any such controls or transparency frameworks may impair our ability to market to consumers. Any new developments or rumors of developments regarding business practices at companies that affect the online advertising industry may materially and adversely affect our products or services, or create perceptions with our clients that our ability to compete in the online marketing industry has been impaired.

Any required changes in targeting, such as the deprecation of third-party cookies, could materially and adversely impact our advertising revenues and business results, and impair our ability to acquire consumers efficiently.

We use certain practices and techniques, such as utilizing third-party cookies, to enhance our customer’s online experience by allowing us to customize and display relevant content and advertising. As a response to growing concern over data privacy, third parties, including major browsers, are phasing out third-party cookies, commonly referred to as "cookie deprecation". For example, Google Chrome has restricted third-party cookies by default for one percent of users and has announced that it will phase out cookies for 100% of users in 2024. The industry-wide shift towards cookie deprecation presents a challenge as the advertising industry has yet to find a universally accepted solution to address the impact on programmatic advertising. If we are unable to find alternative strategies to address data privacy changes, our ability to provide certain types of advertising may be compromised or may result in lower rates and revenues, and our business results could be materially and adversely affected. In addition, cookie deprecation may result in difficulties delivering relevant audience targeting and our customer acquisition strategies may become less efficient.

Risks Related to Macroeconomic Factors

Volatility in the U.S. and global economies, macroeconomic events, market disruptions, and other events outside of our control, have had, and may in the future have, a material and adverse impact on our business, financial condition, and results of operations.

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

Higher interest rates, which may continue to fluctuate, could result in increased borrowing costs which may negatively affect our operating results. We are exposed to potential increases in interest rates associated with our Senior Secured Term Loan. Further, if the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain in a timely manner, if at all, or on favorable terms, as well as more costly or dilutive. Further, rising interest rates may negatively impact our ability to sell or dispose of our real estate and other assets which in turn may impact our ability to repay debt.

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

Adverse changes may also occur as a result of other events outside of our control, including pandemics and other health crises, political uncertainties, hostilities or social unrest, war, terrorism or other similar events, declining oil prices, wavering customer confidence, volatility in stock markets, contraction of credit availability, declines in real estate values, natural disasters, severe weather events (which may occur with increasing frequency and intensity), or other factors affecting economic conditions in general. These changes may negatively affect the sales of our products, increase exposure to losses from bad debts, increase the cost and decrease the availability of financing, or increase costs associated with publishing and distributing our publications. For example, the COVID-19 pandemic caused significantly increased economic and demand uncertainty, inflationary pressure in the U.S., U.K. and elsewhere, supply chain disruptions, volatility in the capital markets, a decline in consumer confidence, changes in consumer behavior, significant economic deterioration, and an increasingly competitive labor market. The COVID-19 pandemic and the resulting business and travel restrictions led to decreased demand for our advertising services, as well as reductions in the single copy and commercial distribution of our newspapers. Declining revenue may impair our ability to generate sufficient cash flows to service our existing or any future debt obligations, including the Senior Secured Term Loan, the 2026 Senior Notes, and the 2027 Notes. There can be no assurance that cost constraint actions, if any, taken in response to the pandemic or any future crisis outside our control, will offset possible future impacts of the crisis. Any measures taken to preserve cash flow and defer payments into future periods, such as the deferral of pension obligations in connection with the COVID-19 pandemic, could have a greater impact on cash flow in future periods as we also incur such payments in the normal course of business. Moreover, such measures, and other measures we may implement in the future in response to a crisis, may negatively impact our reputation and our ability to attract and retain employees. See "Risks Related to Pension Obligations and Employees" below. Accordingly, the COVID-19 pandemic had, and future events outside of our control may have, the effect of heightening various risks described in this Annual Report on Form 10-K. Any sustained economic downturn in the U.S. or any of the other countries in which we conduct significant business, other adverse macroeconomic events, market disruptions, or other events outside of our control, could materially and adversely affect our business, operating results, and financial condition.

Our ability to generate revenues is highly sensitive to the strength of the local economies in which we operate and the demographics of the local communities that we serve.

Our advertising revenues and, to a lesser extent, circulation revenues, depend upon a variety of factors specific to the communities that our publications serve. These factors include, among others, the size and demographic characteristics of the local population, local economic conditions in general and the economic condition of the retail segments of the communities that our publications serve. If the local economy, population or prevailing retail environment of a community we serve experiences a downturn, our publications, revenues and profitability in that market could be materially and adversely affected. Our advertising revenues are also susceptible to negative trends in the general economy that affect customer spending and is impacted by other external factors such as competitors' pricing, and advertisers' decisions to increase or decrease their advertising expenditures in response to anticipated consumer demand. The advertisers in our newspapers and other publications and related websites are primarily retail businesses that can be significantly affected by regional or national economic downturns and other developments. For example, many traditional retail companies continue to face greater competition from online retailers and face uncertainty in their businesses, which has reduced and may continue to reduce their advertising spending. Declines in the U.S. economy could also significantly affect key advertising revenue categories, including classified ads such as help wanted, real estate, and automotive.

The collectability of accounts receivable under adverse economic conditions could deteriorate to a greater extent than provided for in our financial statements and in our projections of future results.

Adverse economic conditions in the U.S. and in other areas where we operate may increase our exposure to losses resulting from financial distress, insolvency and the potential bankruptcy of our advertising customers. Our accounts receivable is stated at net estimated realizable value, and our allowance for doubtful accounts represents our best estimate of credit exposure and is determined based on several factors, including the length of time the receivables are past due, historical payment trends and current economic factors. If such collectability estimates prove inaccurate, adjustments to future operating results could occur.

Risks Related to International Operations

Our financial results are subject to risks associated with our international operations.

The Newsquest segment operates in the U.K., and the DMS segment has international sales operations in the U.K., Australia, New Zealand and Canada, as well as campaign support services in India. Revenue from international operations comprised 10% of our total revenue for the year ended December 31, 2023. Our ability to manage these international operations successfully is subject to numerous risks inherent in foreign operations, including:

•Challenges or uncertainties arising from unexpected legal, political, economic, or systemic events;
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

In addition, the exit of the U.K. from the European Union ("Brexit") may continue to adversely affect economic and market conditions in the U.K. and the European Union, create ongoing uncertainty around doing business in the U.K. and result in additional costs and compliance obligations, including with respect to tariffs and other trade barriers, data protection and transfer, tax rates and the recruitment and retention of employees. Further, there is no current trade agreement between the U.K. and the U.S. The risk remains that Brexit, as well as the lack of a U.S.-U.K. trade agreement, could affect the attractiveness of the U.K. as a global investment center and, as a result, could have a detrimental impact on economic growth in the country.

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

Maryland enacted the first tax targeting digital advertising in the United States. The scaled rate between 2.5% and 10% Digital Advertising Gross Revenues Tax will be imposed on annual gross revenues derived from digital advertising services. The rate of tax varies depending on the amount of revenue a company earns. However, as amended, the legislation exempts digital advertising by a "broadcast entity" or a "news media entity." Maryland's new digital advertising tax could be the beginning of a wave of similar new taxes on digital advertising enacted by other states that are experiencing budget shortfalls and economic distress. Adoption of similar taxes in U.S. states, particularly if such states do not exempt broadcast or news media entities, could materially and adversely affect our results of operations, financial condition, and cash flows.

Risks Related to International Tax Legislation

Foreign jurisdictions in which we operate may enact rules to address the tax challenges of the digitization of the global economy, such as those from the Organization for Economic Co-operation and Development, which could have a material adverse impact on our consolidated financial statements.

The Organization for Economic Co-operation and Development (the "OECD")/G20 Inclusive Framework on Base Erosion and Profit Shifting has agreed on a two-pillar approach to address tax challenges arising from the digitalization of the global economy by (i) allocating profits to market jurisdictions ("Pillar One") and (ii) ensuring multinational enterprises pay a minimum level of tax regardless of where the headquarters are located or the jurisdictions in which the company operates ("Pillar Two"). Pillar One targets multinational groups with global revenue exceeding €20 billion and a profit-to-revenue ratio of more than 10%. Companies subject to Pillar One will be required to allocate profits and pay taxes to market jurisdictions. Pillar Two focuses on global profit allocation and a global minimum tax rate. In December 2022, the European Union ("EU") Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the OECD Pillar Two Framework that was supported by over 130 countries worldwide. The EU Pillar Two Directive became effective on January 1, 2024. Other countries are also actively considering changes to their tax laws to adopt certain parts of the OECD's proposals. Based on the current proposed revenue and profit thresholds, we do not expect to be subject to tax changes associated with Pillar One or Pillar Two, but will continue to evaluate the potential future impact of both the proposals on our consolidated financial statements and related disclosures. The potential impact of any future rules or regulations to address the tax challenges arising from the digitization of the global economy could have a material adverse effect on our consolidated financial statements.

Risks Related to Cybersecurity and Artificial Intelligence

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

Our information systems, both online and on-premise, store and process confidential subscriber and other user data, such as names, email addresses, phone numbers, addresses, and other personal information. Therefore, maintaining our network and identity security is critical. In addition, we rely on the technology, systems, and services provided by third-party vendors and outsourced service providers (including cloud-based service providers) for a variety of operations, including encryption and authentication technology, employee email, domain name registration, content delivery to customers, administrative functions (including payroll processing and certain finance and accounting functions), technology functions (including application development and technology support functions) and other operations.

We regularly face risks related to cybersecurity incidents and threats, including attempts by malicious actors, which may be external or internal threat actors, to breach our security and compromise our information technology systems. Because we are a news reporting organization, these risks also include attempts by attackers to manipulate or misrepresent our news reporting. Attackers may use a blend of technology and social engineering techniques (including denial of service attacks, phishing attempts intended to induce our employees and users to disclose information or unwittingly provide access to systems or data, and other techniques) to disrupt service or exfiltrate data. Cybersecurity incidents and threats are constantly evolving, increasing the difficulty of detecting and successfully defending against them. We and the third parties with which we work may be more vulnerable to the risk from activities of this nature as a result of operational changes such as significant increases in remote work. To date, no cybersecurity incidents or threats have had, either individually or in the aggregate, a material adverse effect on our business, financial condition, or results of operations.

In addition, our systems, and those of the third parties with which we work and on which we rely, may be vulnerable to interruption or damage that can result from the effects of natural disasters or climate change (such as increased storm severity and flooding); fires; power, systems or internet outages; acts of terrorism; pandemics; or other similar events.

We have implemented controls and taken other preventative measures designed to strengthen our systems against such cybersecurity incidents and threats, including measures designed to reduce the impact of a security breach at our third-party vendors and outsourced service providers. Efforts to prevent hackers from disrupting our service or otherwise accessing our systems are expensive to develop, implement and maintain. These efforts require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated and may limit the functionality of or otherwise negatively impact our products, services, and systems. Although the costs of the controls and other measures we have taken to date have not had a material effect on our financial condition, results of operations or liquidity, the costs and effort to respond to a cybersecurity incident or threat and/or to mitigate any security vulnerabilities that may be identified in the future could be significant.

Additionally, we depend on the security of our third-party service providers and business partners. Unauthorized use of or inappropriate access to our, or our third-party service providers' or business partners' networks, computer systems and services could potentially jeopardize the security of confidential information of our customers or users, including payment card (credit or debit) information. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we or our third-party service providers or business partners may be unable to anticipate these techniques or to implement adequate preventative measures. Non-technical means, such as actions or omissions by an employee or contractor, can also result in a data breach or other cybersecurity incident. A party that is able to circumvent our security measures could misappropriate our proprietary information or the information of our vendors, business partners, customers or users, cause interruption in our operations, or damage our computers or those of our vendors, business partners, customers or users. As a result of any such breaches or incidents, vendors, business partners, customers, users or other third parties may assert claims of liability against us and these activities may subject us to governmental fines or penalties, legal claims, adversely impact our reputation, and interfere with our ability to provide our products and services, all of which may have an adverse effect on our business, financial condition, and results of operations. The coverage and limits of our insurance policies may not be adequate to reimburse us for losses caused by security breaches or other cybersecurity incidents.

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

There can be no assurance that any security measures we, or our third-party service providers, take will be effective in preventing a data breach. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. If an actual or perceived breach of our security occurs, the perception of the effectiveness of our security measures could be harmed and we could lose customers or users. Failure to protect confidential customer data or to provide customers with adequate notice of our privacy policies could also subject us to liabilities imposed by international or United States federal and state regulatory agencies or courts. We could also be subject to evolving international, federal and state laws that impose data breach notification requirements, specific data security obligations, or other customer privacy-related requirements. Our failure to comply with any of these laws or regulations may have an adverse effect on our business, financial condition, and results of operations.

Privacy and security-related laws and other data security requirements are constantly evolving and may increase our compliance costs and potential for liability, either of which may have an adverse effect on our business, financial condition, and results of operations.

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

Existing privacy-related laws and regulations are evolving and are subject to potentially differing interpretations. Various federal and state legislative and regulatory bodies, as well as foreign legislative and regulatory bodies, may expand current laws or enact new laws regarding privacy and data protection. For example, the General Data Protection Regulation adopted by the EU and the Data Protection Act of 2018 in the U.K. impose stringent data protection requirements and significant penalties for noncompliance; California's Consumer Privacy Act created data privacy rights, which other states have implemented as well; and the EU's anticipated ePrivacy Regulation is expected to impose, with respect to electronic communications and website cookies, additional data protection and data processing requirements beyond those of the current EU ePrivacy Directive. Any failure or perceived failure by us, or the third-party service providers upon which we rely, to comply with laws and regulations that govern our business operations, as well as any failure or perceived failure by us, or the third-party service providers upon which we rely, to comply with our own posted policies, could result in claims against us by governmental entities or others, negative publicity and a loss of confidence in us by our customers, users and advertisers. Each of these potential consequences could materially adversely affect our business and results of operations.

Defects, delays, or interruptions in the cloud-based hosting services we utilize, both directly and indirectly, could adversely affect our reputation and operating results.

Third-party subscription-based software services as well as public cloud infrastructure services are utilized to provide solutions for many of our computing and bandwidth needs. Any interruptions to these services generally could result in interruptions in service to our subscribers and advertisers and/or our critical business functions, notwithstanding any contractual service level commitments, business continuity or disaster recovery plans or agreements that may currently be in place with some of these providers. This could result in unanticipated downtime and/or harm to our operations, reputation, and operating results. A transition from these services to different cloud providers would be difficult to implement and cause us to incur significant time and expense. In addition, if hosting costs increase over time and/or if we require more computing or storage capacity as a result of subscriber growth or otherwise, our costs could increase disproportionately.

We use AI and may use new technologies in our business, and challenges with properly managing their use by us or third parties could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.

We have incorporated and may continue to incorporate AI solutions and other new technologies into our platform, offerings, services and features, and these applications have become and may become important in our operations over time. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. If our competitors and other third parties adopt AI applications that use our content without end users visiting our network of websites, our digital advertising and subscription revenues could be reduced and we could lose additional monetization opportunities. The introduction of AI applications into our business may disrupt our relationship with employees and/or result in labor disputes if the AI tools are viewed as displacing work from newsrooms, which could adversely affect our business and results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing, or our descriptions of our AI use in contexts where we make AI disclosures, are or are alleged to be deficient, inaccurate, or biased, our reputation, business, financial condition, and results of operations may be adversely affected.

The use of AI applications may result in cybersecurity incidents that implicate the personal data of end users of such applications or other confidential data. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations and expose us to civil litigation and/or regulatory actions. AI applications also introduce risks to our ability to protect our intellectual property, to the extent large language models have used our content to train AI tools. Similarly, if we use open-source AI applications, we could be subject to claims of infringement of others’ intellectual property, which could adversely affect our business and results of operations.

AI also presents emerging ethical and legal issues and our use of AI may result in brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including proposed and future regulation of AI, such as the EU AI Act, could significantly impact our business and will require significant resources to develop, test and maintain our platform, offerings, services, and features to help us implement AI ethically and in a compliant manner in order to minimize unintended, harmful impacts.

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

Our ability to supply the needs of our print operations depends upon the continuing availability of newsprint at an acceptable price, and our results of operations may be impacted significantly by changes in newsprint prices. The price of newsprint has historically been volatile, and a number of factors may cause prices to increase, including capacity reductions through the closure and consolidation of newsprint mills or the conversion of newsprint mills to other products or grades of paper, which has reduced the number of newsprint suppliers over the years. North American newsprint is supplied by nine manufacturers with only three mills in the United States. Offshore exports are approaching 50% of total North America shipments and will increase as domestic demand declines and global newsprint capacity is removed. North American suppliers are becoming a larger share of the global market and consequently domestic supply is susceptible to longer delivery times and pricing volatility tied to economic and geopolitical factors. An increase in supplier operating expenses due to, among other things, rising raw material, energy, transportation and other distribution costs, and inflationary pressures impact the overall cost of newsprint and delivery and lead to supply chain disruptions. We may not be able to secure alternative providers quickly and cost-effectively, which could disrupt our printing and distribution operations or increase the cost of printing and distributing our newspapers. Shortages of newsprint have historically resulted in, and may in the future result in, higher prices. We generally maintain only a 30- to 55-day inventory of newsprint. The timely procurement of necessary production materials is critical and any significant increase in the cost of newsprint, or undersupply or other significant disruption in the newsprint supply chain, could have a material adverse effect on our business, results of operations and financial condition.

The value of our goodwill and intangible assets may become impaired, which could materially and adversely affect future reported results of operations.

Our goodwill and indefinite-lived intangible assets, which include mastheads, are subject to annual impairment testing, and more frequent testing upon the occurrence of certain events or significant changes in our circumstances, to determine whether the fair value of such assets is less than their carrying value. In such a case, a non-cash charge to earnings may be necessary in the relevant period, which could materially and adversely affect future reported results of operations. At December 31, 2023, the carrying value of our goodwill, indefinite-lived intangible assets and amortizable intangible assets was $533.9 million, $166.9 million and $357.5 million, respectively.

We performed goodwill and indefinite-lived intangible impairment tests in the fourth quarter of 2023 with the assistance of third-party valuation specialists and determined that there were no goodwill or intangible impairments.

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

We made an election in 2017 to treat one of our international subsidiaries as a disregarded entity for U.S. federal income tax purposes, which resulted in worthless stock and bad debt deductions of $100.9 million, yielding a tax benefit of $32.5 million. The Internal Revenue Service ("IRS") is auditing these tax deductions, and as such, the audit could result in the reversal of all or part of the income tax benefit. To account for this uncertainty, a reserve of $11.3 million was established to reduce the benefit to an estimated realizable value of $21.2 million. While we believe this represents our best estimate of the benefit to be realized upon final acceptance of our tax return, the IRS could reject or reduce the amount of tax benefit related to these deductions. If the IRS rejects or reduces the amount of this income tax benefit, we may have to pay additional cash income taxes, which could materially and adversely affect our results of operations, financial condition, and cash flows. We cannot guarantee what the ultimate outcome or amount of the benefit we receive, if any, will be.

We may not be able to generate future taxable income which may prevent our realization of deferred tax assets or require us to establish valuation allowances which could materially and adversely affect future reported results of operations.

We have deferred tax assets reported on our balance sheet, net of valuation allowances and deferred tax liabilities of $35.1 million. If we do not have taxable income in future years, we may be required to establish a valuation allowance against the deferred tax assets that are not currently valued.

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

Our pension plans invest in a variety of equity and debt securities. Future volatility and disruption in the equity and bond markets could cause declines in the asset values of our pension plans. As of December 31, 2023, the value of our pension assets exceeded our pension benefit obligations and our retirement plans were overfunded by approximately $125.9 million on a U.S. generally accepted accounting principles ("U.S. GAAP") basis.

During the year ended December 31, 2023, we made $0.1 million in contributions to the GR Plan. Beginning with the quarter ended December 31, 2022, and ending with the quarter ending September 30, 2024, the GR Plan's appointed actuary has and will certify the GR Plan's funded status for each quarter (the "Quarterly Certification") in accordance with U.S. GAAP. If the GR Plan is less than 100% funded, we will make a $1.0 million contribution to the GR Plan no later than 60 days following the receipt of the Quarterly Certification, provided, however, that our obligation to make additional contractual contributions will terminate the earlier of (a) the day following the date that a contractual contribution would be due for the quarter ending September 30, 2024, and (b) the date we have made a total of $5.0 million of contractual contributions subsequent to June 30, 2022. Our ability to make contribution payments will depend on our future cash flows, which are subject to general economic, financial, competitive, business, legislative, regulatory, and other factors beyond our control. Various factors, including future investment returns, interest rates, and potential pension legislative changes, may impact the timing and amount of future pension contributions. In addition, changes in key assumptions used to determine minimum funding requirements could result in increased future contributions. As a result, we may need to make additional pension contributions above what is currently estimated, which could reduce the cash available for our businesses.

The loss of the services of any of our key personnel, reduced staffing levels, or our inability to attract qualified personnel in the future may materially and adversely affect our ability to operate or grow our business effectively.

The success of our business depends heavily on our ability to retain knowledgeable, experienced personnel that execute critical functions for us, any of whom may be difficult to replace. It will also be necessary for us to be able to continue to attract and retain such qualified personnel in the future. Demand for experienced, capable talent remains intense and highly competitive. As we continue to implement our business strategy and transform the organization, cost control initiatives have resulted in a reduced workforce, causing management to operate with reduced capacity in some areas of our business. Reduced staffing levels may materially and adversely affect our ability to conduct our operations and other functions effectively and impact our profitability and cash flow, especially under economic pressures. Further, if we are unable to have competitive compensation programs, the incentives provided by our securities or by other compensation and benefits arrangements are ineffective, or there are perceived or actual limitations for growth opportunities, we may experience increased turnover and loss of critical capabilities. Reduced talent acquisition capacity, limited employee investment and industry pressures, may further challenge our ability to hire in a competitive market. While we have entered into letter agreements with certain of our key personnel, these agreements do not ensure that such personnel will continue in their present capacity with us for any particular period of time and we do not have agreements with all of our critical personnel. Further, we do not have key employee insurance for any of our current management or other key personnel. The loss of any key personnel or critical employee would require our remaining key personnel to divert immediate and substantial attention to seek a replacement. The loss of the services of any of our existing key personnel, including senior officers and critical talent, as a result of competition or for any other reason, or an inability to find a suitable replacement for any departing key employee on a timely basis could materially and adversely affect our ability to operate or grow our business.

We rely on equity-based compensation to attract, retain, and motivate our key employees, which may result in price pressures on our Common Stock, stockholder dilution and increased usage of shares under our equity incentive plan during periods in which our stock price is depressed. Our ability to continue a competitive long-term equity-based incentive program required to attract and retain talent may be hindered, and alternative incentive models may cause our cash flows to be reduced.

We rely upon equity awards including stock option awards, restricted stock awards, restricted stock units and preferred stock units as a component of our employee and director compensation programs to align our directors', officers' and employees' interests with the interests of our stockholders, to attract and retain key talent and provide competitive compensation packages. During periods in which our stock price declines, we may be required to issue equity awards under the terms of our existing incentive plan covering a larger number of shares than anticipated to meet the current market level of compensation required to retain key employees given the strong demand for talent. We also may be required to use a greater percentage of our cash flow for incentive, retention and hiring payments, which would reduce the cash flow available for other purposes and could have a material adverse effect on our ability to attract and retain talent necessary to run our business. Our stock price also may face incremental downward pressure as employees sell more shares into the market than anticipated. In addition, stockholders may experience additional dilution to the extent we are required to seek, and we obtain, stockholder approval to expand the size of our employee equity incentive pool in order to maintain a competitive compensation position.

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

As of December 31, 2023, we employed approximately 10,000 employees in the U.S., of whom approximately 1,700 (or approximately 17%) were represented by seven unions. 32% of the unionized employees are in four states: Michigan, Ohio, Wisconsin and Indiana and represented 13%, 7%, 5% and 7% of all our union employees, respectively.

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

The market price of our Common Stock may fluctuate widely, depending upon many factors, some of which may be beyond our control. These factors include, without limitation:

•Risks and uncertainties associated with public health matters and other events outside of our control;
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

In addition, our Board of Directors has authorized the repurchase of up to $100 million of our Common Stock (the "Stock Repurchase Program"). The amount and timing of the purchases, if any, will depend on a number of factors, including, but not limited to, the price and availability of the shares, trading volume, capital availability, Company performance and general economic and market conditions. Further, future repurchases under our Stock Repurchase Program may be subject to various conditions under the terms of our various debt instruments and agreements, unless an exception is available or we obtain a waiver or similar relief. The Stock Repurchase Program will continue in effect until the approved dollar amount has been used to repurchase shares or the program is terminated by further action of the Board of Directors. This repurchase program has no termination date and may be suspended or discontinued at any time. The Stock Repurchase Program does not require us to repurchase any specific number of shares of Common Stock or any shares of Common Stock at all. We cannot assure stockholders that any specific number of shares of Common Stock, if any, will be repurchased under the Stock Repurchase Program. The Company does not currently anticipate repurchasing any shares of Common Stock during the first quarter of 2024. Our stock repurchases, if any, could affect the trading price of our stock, the volatility of our stock price, reduce our cash reserves, and may be suspended or discontinued at any time, which may result in a decrease in our stock price.

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

Our Senior Secured Term Loan contains terms that restrict our ability to pay dividends or make other distributions. Under the Senior Secured Term Loan, we can only pay cash dividends up to an agreed-upon amount and provided that the ratio of Total Indebtedness secured on an equal priority basis with the Senior Secured Term Loan (net of Unrestricted Cash) to Consolidated EBITDA (as such terms are defined in the Senior Secured Term Loan) does not exceed a specified ratio. The 2026 Senior Notes Indenture and the 2027 Notes Indenture contain similar dividend restrictions. The 2027 Notes Indenture also provides that, at any time that the Company's Total Gross Leverage Ratio (as defined in the 2027 Notes Indenture) exceeds 1.5 and we approve the declaration of a dividend, we must offer to purchase a principal amount of 2027 Notes equal to the proposed amount of the dividend. This repurchase offer requirement may make it impractical to declare and pay dividends at any time that the requirement is in effect. Stockholders also should be aware that they have no contractual or other legal right to dividends that have not been declared.

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

The percentage ownership of our existing stockholders may be diluted in the future as result of the issuance of Common Stock due to conversion of the 2027 Notes. Each 2027 Note may be converted into shares of Common Stock at an initial conversion rate of 200 shares of Common Stock per $1,000 principal amount of Notes (subject to adjustment as provided in the Indenture, the "Conversion Rate"). Based on the number of shares outstanding on February 16, 2024, conversion of all of the 2027 Notes into Common Stock (assuming no adjustments to the Conversion Rate) would result in the issuance of an aggregate of 97.1 million shares of the Common Stock representing approximately 39% of the shares outstanding as of February 16, 2024 and conversion of all of the 2027 Notes into Common Stock (assuming the maximum increase in the Conversion Rate as a result of certain events, including, subject to exceptions as described in the Indenture, the acquisition of 50% or more of voting power of our securities by a person or group, a stockholder-approved liquidation of us, the delisting of our Common Stock, or certain changes of control, but no other adjustments to the Conversion Rate) would result in the issuance of an aggregate of 287.2 million shares of the Common Stock representing approximately 66% of the shares outstanding as of February 16, 2024. To our knowledge, a majority in aggregate principal amount of the 2027 Notes are held by entities controlled, managed or advised by a large financial sponsor. In the event that a holder of a majority or even a significant portion of the 2027 Notes were to convert their notes into Common Stock, such a holder could possess significant voting power with respect to our Common Stock and may have interests that are different from, or adverse to, the interests of our other stockholders. From time to time, investors (including holders of a significant portion of the 2027 Notes) may acquire additional 2027 Notes or shares of Common Stock, and we are unable to predict or monitor such ownership.

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

In addition, upon liquidation, holders of our debt securities (including holders of our 2026 Senior Notes and 2027 Notes) and preferred stock, if any, and lenders with respect to other borrowings (including the lenders under the Senior Secured Term Loan) will be entitled to our available assets prior to the holders of our Common Stock. Preferred stock could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to pay dividends to the holders of our Common Stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats (as such term is defined in Item 106(a) of Regulation S-K), including, among other things, operational risks, intellectual property theft, fraud, extortion, harm to employees or customers, violation of privacy or security laws and other litigation and legal risks, and reputational risks.

We employ various cybersecurity processes and controls to aid in our efforts to identify, assess, and manage our material risks from cybersecurity threats and to protect against, detect, and respond to cybersecurity incidents (as such term is defined in Item 106(a) of Regulation S-K). To identify and assess material risks from cybersecurity threats, we consider and gather information with respect to the confidentiality, integrity, and availability of our information systems (as defined in Item 106(a) of Regulation S-K). We have adopted policies and procedures that are designed to assist us with managing identified risks at a system and organizational level and assessing the materiality of the risk, its severity, and potential mitigations or remediations. Our enterprise risk management program considers cybersecurity threat risks alongside other company risks as part of our overall risk assessment process.

The risk identification process includes: (i) identifying information systems and assets, including physical and virtual devices, software, data, data transfers, external systems, and cloud resources; (ii) reviewing organizational business processes, identities, access, and roles (including privileged access), asset configurations, technology policies, standards, controls, and processes; (iii) analyzing the criticality of assets and business processes and sensitivity of data; and (iv) identifying vulnerabilities and threats to the identified assets, data, and processes, from both internal and external sources, including threat intelligence, previous cybersecurity incidents, and third-party assessments.

Our processes also consider risks associated with our use of third-party service providers and business partners, including those in our supply chain or who have access to our customer and employee data or our information systems. Third-party service provider and business partners risks are included within our cybersecurity risk management program, as well as the risk identification and assessment processes, both of which are discussed above. In addition, cybersecurity and privacy considerations affect the selection and oversight of our third-party service providers and business partners, as well as third-party specific integration plans. Additionally, we generally require those third parties that could introduce significant cybersecurity risk to us to agree by contract to manage their cybersecurity risks in a specified manner, and to agree to be subject to cybersecurity audits, which we conduct as appropriate.

We employ a range of tools and services to inform our risk preparedness, identification, assessment and remediation processes, including, among others, continuous monitoring, regular reoccurring security and compliance activities, training, threat intelligence, business processes, change management, strategic planning, annual assessments, and periodic testing and assessments performed by qualified security personnel and by third-party firms. As part of the above-described processes, we engage with third-party firms to perform independent assessments, including internal and external penetration tests, social engineering tests, configuration assessments, security plan and program assessments, compliance assessments, and incident response readiness exercises to help identify areas for continued focus, improvement and/or compliance.

Identified risks are evaluated and assessed by the Company's security review council, comprised of various security, technology, and privacy staff members and management. A member of management is assigned as the risk owner and takes an active role in managing the risk, including determining the risk response and risk treatment plan, as well as participates in assessing any residual risk. Our Chief Information Security Officer oversees our cybersecurity risk management program.

In the event of a potential material risk, the risk is reported to the Chief Information Security Officer, the Chief Technology Officer, and to the appropriate member of senior management responsible for the function where the risk has been identified. The risk is then reviewed by the Disclosure Committee, which includes among others, the Company's Chief Executive Officer, Chief Financial Officer, Chief Legal Officer, and Chief Accounting Officer to make a determination of whether the risk is material.

In 2023, our business strategy, results of operations, and financial condition have not been materially affected by risks from cybersecurity threats but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading "Risks Related to Cybersecurity and Artificial Intelligence" under Risk Factors in this Annual Report on Form 10-K, which disclosures are incorporated by reference herein.

Cybersecurity Governance

Cybersecurity is an important part of our risk management processes and an area of increasing focus for our Board of Directors and management. Our Board of Directors is responsible for the oversight of risks from cybersecurity threats. Each quarter or as needed, the Board of Directors receives an overview from management of our cybersecurity program and strategy covering topics such as cybersecurity incidents and response, progress towards pre-determined risk-mitigation-related goals, results from third-party assessments, cybersecurity staffing, compliance status, and material cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to any such risks. In such sessions, our Chief Information Security Officer is available to the Board of Directors to discuss any relevant cybersecurity matters. In addition, at least bi-annually, the Chief Information Security Officer and Chief Technology Officer report to the Board of Directors about cybersecurity threat risks, among other cybersecurity related matters.

Our cybersecurity risk management and strategy processes discussed above, are led by our Chief Information Security Officer and Chief Technology Officer, both of whom are Certified Information Systems Security Professionals ("CISSP"). Specifically, our Chief Information Security Officer has approximately nine years of experience developing cybersecurity strategy, incident response, and implementing cybersecurity programs for public media companies and our Chief Technology Officer has approximately 15 years of experience developing cybersecurity strategy, incident response, and implementing cybersecurity programs.

ITEM 2. PROPERTIES

Historically, our corporate headquarters has been located in McLean, Virginia, where we lease approximately 176 thousand square feet, under a lease terminating in October 2030. The Company has decided to relocate its corporate headquarters to its executive offices located in New York, New York and exit, cease use and continue to seek subleases for its McLean facility. Effective March 31, 2024, our new corporate headquarters will be located in New York, New York, which occupies approximately 24 thousand square feet, under a lease agreement terminating in May 2031. We also have an executive office in Pittsford, New York, where we lease approximately 7 thousand square feet, under a lease agreement terminating in December 2026.

Our domestic facilities occupy approximately 6.1 million square feet in the aggregate, of which approximately 4.5 million square feet are leased from third parties. Many of our local media organizations also have outside news bureaus, sales offices, and distribution centers that are leased from third parties. A listing of publishing centers and key locations can be found in Item 1. Business, under "Major Publications and Markets We Serve." We own some of the plants that house most aspects of the publication process but in certain locations have outsourced printing or combined the printing of multiple publications.

Newsquest, our subsidiary headquartered in London, U.K., occupies approximately 698 thousand square feet in the U.K. spread over 60 locations. Of this, approximately 339 thousand square feet spread over 46 locations are leased from third parties, including three production facilities. Included in Newsquest's 14 owned premises is one production facility.

Our digital marketing services companies under the brand LocaliQ is headquartered in Woodland Hills, California, and has sales and other offices and data centers in two locations in two states: California and Texas. In addition, LocaliQ has eleven locations in four other countries: Australia, India, New Zealand, and the Netherlands. These properties include leased buildings and data centers. In total, LocaliQ properties occupy approximately 161 thousand square feet. Excluded from total square footage but included in location counts are serviced office spaces.

All of our material real properties owned by our material domestic subsidiaries are mortgaged as collateral for our Senior Secured Term Loan. We believe our current facilities, including the terms and conditions of the relevant lease agreements, are adequate to operate our businesses as currently conducted.

ITEM 3. LEGAL PROCEEDINGS

Information regarding legal proceedings may be found in Note 13 — Commitments, contingencies and other matters —
Legal Proceedings of the notes to the Consolidated financial statements, which is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our Common Stock trades on the NYSE under the trading symbol "GCI." As of February 16, 2024, there were approximately 3,916 holders of record of our Common Stock.

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

During the year ended December 31, 2023, we did not repurchase any shares of Common Stock under the Stock Repurchase Program. As of December 31, 2023, the remaining authorized amount under the Stock Repurchase Program was approximately $96.9 million. The Company does not currently anticipate repurchasing any shares of Common Stock during the first quarter of 2024.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a diversified media company with expansive reach at the national and local level dedicated to empowering and enriching communities. We seek to inspire, inform, and connect audiences as a sustainable, growth focused media and digital marketing solutions company. We endeavor to deliver essential content, marketing solutions, and experiences for curated audiences, advertisers, consumers, and stakeholders by leveraging our diverse teams and suite of products to enrich the local communities and businesses we serve.

Our current portfolio of trusted media brands includes the USA TODAY NETWORK, comprised of the national publication, USA TODAY, and local media organizations in the United States (the "U.S."), and Newsquest, a wholly-owned subsidiary operating in the United Kingdom (the "U.K."). Our digital marketing solutions brand, LocaliQ, uses innovation and software to enable small and medium-sized businesses ("SMBs") to grow, and USA TODAY NETWORK Ventures, our events division, creates impactful consumer engagements, promotions, and races.

Through USA TODAY, our network of local properties, and Newsquest, we deliver high-quality, trusted content with a commitment to balanced, unbiased journalism, where and when consumers want to engage. We have strong relationships with hundreds of thousands of local and national businesses in both our U.S. and U.K. markets due to our large local and national sales forces and a robust advertising and digital marketing solutions product suite. Our strategy prioritizes maximizing the monetization of our audience through the growth of increasingly diverse and highly recurring digital businesses. We expect the execution of this strategy to enable us to continue our evolution to a predominantly digital media company. We deliver value to our customers, advertisers, partners and shareholders with essential content, joyful experiences, and relevant digital solutions.

We report in three segments: Domestic Gannett Media, Newsquest and Digital Marketing Solutions ("DMS"). We also have a Corporate and other category that includes activities not directly attributable to a specific reportable segment and includes broad corporate functions, such as legal, human resources, accounting, analytics, finance, marketing and technology, as well as other general business costs. Effective with the fourth quarter of 2023, we are reporting financial information for our Newsquest business in a separate segment. Previously, the financial information for this segment was aggregated with Domestic Gannett Media and, together, formed the Gannett Media reportable segment. As a result, we have revised our historical disclosures to reflect the new Domestic Gannett Media and Newsquest reportable segments for all years presented. A full description of our reportable segments is included in Note 14 — Segment reporting in the notes to the Consolidated financial statements.

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
•Inflationary prices across a number of categories such as labor, fuel, delivery costs, newsprint, ink, and printing plates have had and are expected to continue to have a negative impact on our overall cost structure year-over-year. In the short term, we believe the impact of inflationary pressure peaked in 2022.
•Our revenues and results of operations have been and can be significantly influenced by general macroeconomic conditions, including, but not limited to, interest rates, inflation, housing demand, employment levels, and consumer confidence. We believe that these factors are contributing to uncertainty in SMBs, which is resulting in lower levels of advertising performance and reduced spending in categories such as home services.
•Data privacy standards continue to evolve and implementation of standards may result in incremental costs. Privacy standards, such as third-party cookie deprecation, are anticipated to impact the advertising industry more significantly in 2024. We utilize first-party data to assist our customer's advertising needs but an industry-wide solution to address impacts to programmatic advertising has not yet been developed.

Recent Developments

Debt repurchase

In November 2023, we received a waiver from certain lenders of our five-year senior secured term loan facility in an original aggregate principal amount of $516.0 million (the "Senior Secured Term Loan") that reduced the scheduled quarterly amortization payments payable to those lenders by $12.0 million for the three months ended December 31, 2023, so long as such reduced amount was used to purchase a portion of our 6.00% first lien notes due November 1, 2026 (the "2026 Senior Notes") at a discount to par value. In November 2023, we entered into a privately negotiated agreement with certain holders of our $400 million aggregate principal amount of 2026 Senior Notes, and repurchased $14.0 million of principal of our outstanding 2026 Senior Notes at a discount to par value. As a result of this repurchase of our 2026 Senior Notes, we recognized a net gain on the early extinguishment of debt of approximately $1.4 million during the fourth quarter of 2023, which included the write-off of unamortized original issue discount and deferred financing costs.

In addition, during the fourth quarter of 2023, we repaid approximately $9.9 million of our Senior Secured Term Loan, including quarterly amortization payments. As a result of the repayment related to our Senior Secured Term Loan, we recognized a net loss on the early extinguishment of debt of approximately $0.1 million during the fourth quarter of 2023, which included the write-off of unamortized original issue discount and deferred financing costs.

Corporate office relocation

On February 15, 2024, we decided we will relocate our corporate headquarters from McLean, Virginia to our existing leased office space in New York, New York effective March 31, 2024. We will exit, cease use and continue to seek subleases for our leased facility in McLean. As a result of the headquarters relocation, we expect to record impairment charges of approximately $45.0 million during the three months ended March 31, 2024 related to the McLean operating lease right-of-use asset and the associated leasehold improvements.

Certain Matters Affecting Comparability

The following items affect period-over-period comparisons and will continue to affect period-over-period comparisons for future results:

(Gain) loss on sale or disposal of assets, net

For the year ended December 31, 2023, we recognized a net gain on the sale of assets of $40.1 million, primarily related to net gains of $38.9 million at the Domestic Gannett Media segment due to the sales of production facilities as part of our plan to monetize non-core assets, and a gain of $1.4 million at our Corporate and other category related to the sale of intellectual property.

For the year ended December 31, 2022, we recognized a net gain on the sale of assets of $6.9 million, primarily related to net gains of $6.7 million at the Domestic Gannett Media segment, mainly driven by the sales of production facilities as part of our plan to monetize non-core assets.

For the year ended December 31, 2021, we recognized a net loss on the sale of assets of $17.2 million, primarily related to a net loss of $27.4 million at the Domestic Gannett Media segment, partially offset by a net gain of $9.9 million at the Newsquest segment, mainly driven by the sales of production facilities as part of our plan to monetize non-core assets.

Integration and reorganization costs

For the year ended December 31, 2023, we incurred Integration and reorganization costs of $24.5 million. Of the total costs incurred, $18.5 million were related to severance activities and $6.0 million were related to other costs, including costs for consolidating operations, primarily related to costs associated with systems implementation and the outsourcing of corporate functions, partially offset by the reversal of withdrawal liabilities related to multiemployer pension plans of $6.4 million based on settlement of the withdrawal liabilities.

For the year ended December 31, 2022, we incurred Integration and reorganization costs of $88.0 million. Of the total costs incurred, $57.6 million were related to severance activities and $30.4 million were related to other costs, including a withdrawal liability related to multiemployer pension plans of $8.6 million, which was expensed as a result of ceasing contributions, costs for consolidating operations, primarily related to systems implementation and the outsourcing of corporate functions, and facilities consolidation expenses, primarily associated with exiting a lease.

For the year ended December 31, 2021, we incurred Integration and reorganization costs of $49.3 million. Of the total costs incurred, $16.5 million were related to severance activities and $32.8 million were related to other costs, including costs for consolidating operations, such as costs associated with systems integrations.

Foreign currency

Our U.K. media operations are conducted through our Newsquest subsidiary. In addition, we have foreign operations in regions such as Canada, Australia, New Zealand and India. Earnings from operations in foreign regions are translated into U.S. dollars at average exchange rates prevailing during the period, and assets and liabilities are translated at exchange rates in effect at the balance sheet date. Currency translation fluctuations may impact revenue, expense, and operating income results for our international operations. Foreign currency headwinds have increased significantly as the U.S. dollar strengthened in relation to many foreign currencies, including the U.K. pound sterling. Foreign currency exchange rate fluctuations negatively impacted our revenues and profitability during the year ended December 31, 2023, and may continue to negatively impact our financial results in the future.

Strategy

We are committed to inspiring, informing and connecting audiences as a sustainable, growth-focused media and digital marketing solutions company. We endeavor to deliver essential content, marketing solutions and experiences for curated audiences, advertisers, consumers, and stakeholders by leveraging our diverse teams and suite of products to enrich the local communities and businesses we serve. The execution of this strategy is expected to allow us to continue our evolution from a more traditional print media business to a sustainable, growth-focused media and digital marketing solutions company.

We intend to create stockholder value through a variety of methods, including organic growth driven by our consumer and business-to-business strategies, as well as through paying down debt to strengthen our capital structure.

Create a stable foundation for growth

We continue to optimize and improve our foundation – completing systems consolidations and migrations, improving process workflows, and ensuring we have synergy across the organization to deliver the stabilization required to fuel our plan into the future. We also continue to invest in our people and in the skills needed to support our future aims and to retain our talent by remaining an attractive place to work.

Expand our reach

Key to our ongoing growth is expanding our base – whether clients in our DMS segment or audience in our Domestic Gannett Media and Newsquest segments – and optimizing our revenue streams across this growing base. For both the Domestic Gannett Media and Newsquest segments, this includes content expansion, establishing a seamless print to digital continuum to introduce clients, readers, viewers, and listeners to a broader range of products we offer. For the DMS segment, expanding our client base and core revenue is anticipated to be supplemented by the development of a complementary software model.

Diversify digital revenues

We expect to continue to expand the ways that we grow digital revenues through innovative partnerships and developing new products and services that meet the needs of consumers and businesses. Examples of this growth strategy include our intention to continue to expand partnerships that rely on our unique and large audience base and developing new DMS software solutions.

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

Macroeconomic Environment

The U.S. and global economies and markets experienced increased volatility in 2023, and are expected to continue to experience volatility, due to factors, including higher inflation, increased interest rates, banking volatility, and other geopolitical events that are anticipated to continue in 2024. Uncertain economic conditions adversely impacted our advertising revenues, and the occurrence of these factors has resulted in a reduction in demand for our print and digital advertising, reduced the rates for our advertising, and caused marketers to shift, reduce or stop spend. The impact of these uncertain macroeconomic conditions has not changed substantially since the initial volatility that began in the second quarter of 2022.

These challenging conditions, especially higher inflation and interest rates, have negatively impacted the consumer and resulted in increased price sensitivity from our print and paid digital-only subscribers. Consumer purchases of discretionary items, including our products and services, generally decline during periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. SMBs are facing a more complex marketing environment and need to create digital presence to capture audiences online. Advertisers are increasingly looking for more effective ways to analyze their return on marketing investments and are seeking solutions that offer greater attribution. We believe we offer a broad suite of digital marketing services products that offer a single, unified solution to meet their digital marketing needs.

As a result of the macroeconomic volatility, we have experienced rising costs, including costs associated with labor, newsprint, delivery, ink, printing plates, fuel, and utilities. However, we believe that the inflationary pressures peaked in 2022 and we are beginning to realize and expect we may continue to realize lower prices related to newsprint costs. We are also exposed to potential increases in interest rates associated with our Senior Secured Term Loan, which as of December 31, 2023, accounted for approximately 31% of our outstanding debt, as well as fluctuations in foreign currency exchange rates, primarily related to our operations in the U.K. We expect continued uncertainty and volatility in the U.S. and global economies which will continue to impact our business.

Recent U.S. and international tax legislation

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the "Inflation Reduction Act"), which includes, among other provisions, changes to the U.S. corporate income tax system, including a 15% minimum tax based on "average adjusted financial statement income" exceeding $1 billion for any three consecutive years preceding the tax year and a 1% excise tax on net repurchases of stock in excess of $1 million after December 31, 2022. During the year ended December 31, 2023, we did not experience a material financial impact from the Inflation Reduction Act. We do not anticipate a material financial impact from the Inflation Reduction Act during 2024.

We are subject to income taxes and various other taxes in the U.S. and in many foreign jurisdictions; therefore, changes in both domestic and international tax laws or regulations have affected and may affect our effective tax rate, results of operations, and cash flows. The Organization for Economic Co-operation and Development (the "OECD")/G20 Inclusive Framework on Base Erosion and Profit Shifting has agreed on a two-pillar approach to address tax challenges arising from the digitalization of the global economy by (i) allocating profits to market jurisdictions ("Pillar One") and (ii) ensuring multinational enterprises pay a minimum level of tax regardless of where the headquarters are located or the jurisdictions in which the company operates ("Pillar Two"). Pillar One targets multinational groups with global revenue exceeding €20 billion and a profit-to-revenue ratio of more than 10%. Companies subject to Pillar One will be required to allocate profits and pay taxes to market jurisdictions. Based on the current proposed revenue and profit thresholds, we do not expect to be subject to tax changes associated with Pillar One. Pillar Two focuses on global profit allocation and a global minimum tax rate. In December 2022, the European Union ("EU") Member States formally adopted the EU's Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the OECD Pillar Two Framework that was supported by over 130 countries worldwide. The EU Pillar Two Directive became effective on January 1, 2024.

The U.K. has enacted legislation to implement the OECD's Pillar Two rules with the passing of Finance (No.2) Act 2023. The legislation introduces a global minimum effective tax rate of 15% by implementing a domestic top-up tax and a multinational top-up tax for U.K. multinational corporations effective January 1, 2024. Other countries are also actively considering changes to their tax laws to adopt certain parts of the OECD's proposals. We do not expect that Pillar Two will have a material impact on the Consolidated financial statements.

Seasonality

Our revenues are subject to moderate seasonality, primarily due to fluctuations in advertising volumes. Advertising and marketing services revenues for our Domestic Gannett Media segment are typically highest in the fourth quarter, primarily due to fluctuations in advertising volumes tied to the holidays, regional weather, and levels of activity in our various markets, some of which have a high degree of seasonal residents and tourists. Revenues in our DMS segment experience moderate seasonality in the first quarter due to fluctuations in the seasonal needs of our advertising customers. The volume of advertising sales in any period is also impacted by other external factors such as competitors' pricing, advertisers' decisions to increase or decrease their advertising expenditures in response to anticipated consumer demand, and general economic conditions. Uncertain economic conditions continued to adversely impact our advertising revenues during 2023, and the occurrence of these factors has resulted in a reduction in demand for our print and digital advertising, reduced the rates for our advertising, and caused marketers to shift, reduce or stop spend. Refer to "Macroeconomic Environment" above for further discussion.

Environmental, Social and Governance Initiatives

As a leading media organization, our longstanding corporate social responsibility position is driven by our deep commitment to our communities. We are dedicated to ensuring that we have mindful and ethical business practices that positively impact our world. In early 2023, we published our 2023 ESG Report detailing the progress we made on our U.N. Sustainable Development Goals ("U.N. SDGs") that include Reduced Inequalities, Climate Action, and Peace, Justice and Strong Institutions. The 2023 ESG Report included noteworthy highlights such as improving our workplace diversity, expanding our systems infrastructure to provide Scope 1 and 2 emissions for our entire global carbon footprint, and reducing the number of manufacturing facilities.

We are committed to ensuring our coverage is widely available, actively promoted across our media sites and marketed to our millions of registered users. In January 2024, we published our network-wide 2023 Journalism Impact Report, which highlighted what we believe are the most influential articles we produced in 2023 and covers topics such as coverage on ID&E, as well as climate change. We are committed to the ongoing publishing of an annual network-wide Journalism Impact Report, which surfaces the top stories we produced that led to action.

The well-being of our employees is of paramount importance to us and we are committed to maintaining a corporate culture that conducts business in a responsible and ethical manner that includes promoting, protecting and supporting human rights across our operations and throughout our entire organization, which is why we have adopted a company-wide Human Rights Policy. This policy expands upon an existing policy enacted by our U.K. operations. Our Human Rights Policy covers areas such as our commitment to diversity and inclusion, a safe and healthy workplace, our communities and stakeholders, and freedom of association and collective bargaining, which helps ensure our employees' right to form and choose whether to join a labor union without fear of reprisal, intimidation, or harassment. The Human Rights Policy also reflects our commitment to bargaining in good faith with chosen representatives of such groups in accordance with applicable laws.

RESULTS OF OPERATIONS

Consolidated Summary

A summary of our consolidated results is presented below:

	Year ended December 31,
In thousands, except per share amounts	2023	2022	$ Change	% Change	2021	$ Change	% Change
Revenues:
Local and national print	$329,956	$404,298	(74,342)	(18)%	$502,014	$(97,716)	(19)%
Classified print	246,589	266,584	(19,995)	(8)%	290,272	(23,688)	(8)%
Print advertising	576,545	670,882	(94,337)	(14)%	792,286	(121,404)	(15)%

Digital media	280,596	299,775	(19,179)	(6)%	363,149	(63,374)	(17)%
Digital marketing services (a)	476,958	467,909	9,049	2%	443,775	24,134	5%
Digital classified	53,015	57,571	(4,556)	(8)%	51,951	5,620	11%
Digital advertising and marketing services	810,569	825,255	(14,686)	(2)%	858,875	(33,620)	(4)%

Advertising and marketing services	1,387,114	1,496,137	(109,023)	(7)%	1,651,161	(155,024)	(9)%

Print circulation	772,200	952,019	(179,819)	(19)%	1,149,186	(197,167)	(17)%
Digital-only subscription	155,621	132,618	23,003	17%	100,488	32,130	32%
Circulation	927,821	1,084,637	(156,816)	(14)%	1,249,674	(165,037)	(13)%

Other (b)	348,615	364,529	(15,914)	(4)%	307,248	57,281	19%

Total revenues	2,663,550	2,945,303	(281,753)	(10)%	3,208,083	(262,780)	(8)%

Total operating expenses (a)	2,577,279	2,978,902	(401,623)	(13)%	3,099,006	(120,104)	(4)%
Operating income (loss)	86,271	(33,599)	119,870	***	109,077	(142,676)	***
Non-operating expenses	92,436	43,307	49,129	***	196,998	(153,691)	(78)%
Loss before income taxes	(6,165)	(76,906)	70,741	(92)%	(87,921)	11,015	(13)%
Provision for income taxes	21,729	1,349	20,380	***	48,250	(46,901)	(97)%
Net loss	(27,894)	(78,255)	50,361	(64)%	(136,171)	57,916	(43)%
Net loss attributable to noncontrolling interests	(103)	(253)	150	(59)%	(1,209)	956	(79)%
Net loss attributable to Gannett	$(27,791)	$(78,002)	$50,211	(64)%	$(134,962)	$56,960	(42)%

Loss per share attributable to Gannett - basic	$(0.20)	$(0.57)	$0.37	(65)%	$(1.00)	$0.43	(43)%
Loss per share attributable to Gannett - diluted	$(0.20)	$(0.57)	$0.37	(65)%	$(1.00)	$0.43	(43)%
*** Indicates an absolute value percentage change greater than 100.
(a)     Amounts are net of intersegment eliminations of $150.5 million, $143.5 million and $129.3 million for the years ended December 31, 2023, 2022 and 2021, respectively, which represent digital advertising marketing services revenues and expenses associated with products sold by sales teams in our Domestic Gannett Media and Newsquest segments but fulfilled by our DMS segment. When discussing segment results, these revenues and expenses are presented gross but are eliminated in consolidation.
(b)     Other revenues included Other Digital revenues, including digital syndication, affiliate, production and licensing revenues of $84.2 million, $80.7 million and $68.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Revenues

Advertising and marketing services revenues are generated by the Domestic Gannett Media, Newsquest and DMS segments. At both the Domestic Gannett Media and Newsquest segments, Advertising and marketing services revenues are generated by the sale of local, national, and classified print advertising products, digital advertising offerings such as digital classified advertisements, digital media such as display advertisements run on our platforms as well as third-party sites, and digital marketing services delivered by our DMS segment. At the DMS segment, Advertising and marketing services revenues are generated through multiple services, including search advertising, display advertising, search optimization, social media, website development, web presence products, customer relationship management, and software-as-a-service solutions.

Circulation revenues are generated by the Domestic Gannett Media and Newsquest segments, and are derived from home delivery, digital distribution and single copy sales of our publications.

Other revenues are primarily generated by the Domestic Gannett Media and Newsquest segments. Other revenues generated by the Domestic Gannett Media segment are mainly derived from commercial printing, distribution arrangements, revenues from our events business, digital content syndication and affiliate revenues and third-party newsprint sales. Other revenues generated by the Newsquest segment are mainly derived from digital production revenues and commercial printing. To a lesser extent Other revenues generated at our Corporate and other category are mainly driven by sales of cloud-based products with expert guidance and support.

Operating expenses

Operating expenses consist primarily of the following:
•Operating costs at the Domestic Gannett Media and Newsquest segments include labor, newsprint and delivery costs and at the DMS segment include the cost of online media acquired from third parties and costs to manage and operate our marketing solutions and technology infrastructure;
•Selling, general and administrative expenses include labor, payroll, outside services, benefits costs and bad debt expense;
•Depreciation and amortization;
•Integration and reorganization costs include severance charges and other costs, including those for the purpose of consolidating our operations (i.e., facility consolidation expenses and integration-related costs);
•Impairment charges, including costs incurred related to goodwill, intangible assets and property, plant, and equipment;
•Gains or losses on the sale or disposal of assets; and
•Other operating expenses, including third-party debt expenses as well as acquisition-related costs.

Refer to Segment results below for a discussion of the results of operations by segment.

Non-operating (income) expense

Interest expense: For the year ended December 31, 2023, Interest expense was $111.8 million compared to $108.4 million for the year ended December 31, 2022. The increase in interest expense for the year ended December 31, 2023 compared to 2022 was primarily due to the impact of the increase in interest rates on our Senior Secured Term Loan, partially offset by a lower debt balance, mainly driven by quarterly amortization payments on our Senior Secured Term Loan and repurchases of our 2026 Senior Notes. For the year ended December 31, 2022, Interest expense was $108.4 million compared to $135.7 million for the year ended December 31, 2021. The decrease in interest expense for the year ended December 31, 2022 compared to 2021 was mainly due to a lower debt balance and the impact of lower interest rates on our outstanding fixed-rate debt, partially offset by an increase in interest rates on the Senior Secured Term Loan.

Gain on early extinguishment of debt: For the years ended December 31, 2023 and 2022, we recognized gains on the early extinguishment of debt of $4.5 million and $0.4 million, respectively. The increase in the Gain on the early extinguishment of debt for the year ended December 31, 2023 compared to 2022 was mainly due to refinancing activities related to our 2026 Senior Notes and Senior Secured Term Loan. For the year ended December 31, 2021, we incurred a loss on the early extinguishment of debt of $48.7 million. The decrease for the year ended December 31, 2022 compared to 2021 was mainly due to the absence in 2022 of the refinancing activities which occurred in 2021, including the refinancing of our five-year, senior-secured term loan facility in an aggregate principal amount of $1.045 billion (the "5-Year Term Loan") in the fourth quarter of 2021 and the payoff of our five-year, senior-secured 11.5% term loan facility with Apollo Capital Management, L.P., which was made in the first quarter of 2021. Refer to "Recent Developments – Debt repurchase" above for further discussion of our 2026 Senior Notes.

Non-operating pension income: For the year ended December 31, 2023, Non-operating pension income was $9.4 million compared to $59.0 million in 2022. The decrease in Non-operating pension income for the year ended December 31, 2023 compared to 2022 was primarily due to a decrease in the expected return on plan assets, mainly driven by a decrease in assets following the annuity contract entered into during 2022, related to the Gannett Retirement Plan (the "GR Plan"). For the year ended December 31, 2022, Non-operating pension income was $59.0 million compared to $95.4 million in 2021. The decrease in Non-operating pension income for the year ended December 31, 2022 compared to 2021 was primarily due to a decrease in the expected return on plan assets held by the GR Plan, mainly driven by a more conservative asset allocation, and to a lesser extent, the reduction to the GR Plan assets as a result of the pension annuity entered into during the third quarter of 2022.

Loss on convertible notes derivative: For the years ended December 31, 2023 and 2022, we had no Loss on convertible notes derivative. For the year ended December 31, 2021, Loss on convertible notes derivative was $126.6 million, reflecting the increase in the fair value of the derivative liability as a result of the increase in our stock price.

Other non-operating income, net: Other non-operating income, net consisted of certain items that fall outside of our normal business operations. For the year ended December 31, 2023, we recorded Other non-operating income, net of $5.4 million compared to $5.7 million in 2022. For the year ended December 31, 2022, Other non-operating income, net, was $5.7 million compared to $18.7 million in 2021. The decrease in Other non-operating income, net for the year ended December 31, 2022 compared to 2021 was primarily due to the absence in 2022 of the reversal of an accrual related to a legal matter in 2021.

Provision for income taxes

The following table summarizes our pre-tax loss before income taxes and income tax accounts:

	Year ended December 31,
In thousands	2023	2022	2021
Loss before income taxes	$(6,165)	$(76,906)	$(87,921)
Provision for income taxes	21,729	1,349	48,250
Effective tax rate	NM	(1.8)%	NM
NM indicates not meaningful.

Our effective tax rate for the year ended December 31, 2023 was not meaningful. The tax provision for 2023 was primarily impacted by the valuation allowances on non-deductible U.S. interest expense carryforwards, the global intangible low-taxed income inclusion from our U.K. operations, nondeductible compensation, and state and local tax expense, partially offset by the benefit from the pre-tax book loss.

Our effective tax rate for the year ended December 31, 2022 was negative 1.8%. The tax provision for 2022 was primarily impacted by the valuation allowances on non-deductible U.S. interest expense carryforwards, the global intangible low-taxed income inclusion, the release of uncertain tax positions in the U.S., and the reduction in the blended state tax rate, which were offset by the tax benefit of the pre-tax book loss.

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

Net loss attributable to Gannett and diluted loss per share attributable to Gannett

Net loss attributable to Gannett and diluted loss per share attributable to Gannett were $27.8 million and $0.20 for the year ended December 31, 2023, respectively, $78.0 million and $0.57 for the year ended December 31, 2022, respectively, and $135.0 million and $1.00 for the year ended December 31, 2021, respectively. The changes reflect the various items discussed above and below in "Segment Results."

Segment Results

Domestic Gannett Media segment 2023 compared to 2022

A summary of our Domestic Gannett Media segment comparing the year ended December 31, 2023 to the year ended December 31, 2022 is presented below:

	Year ended December 31,
In thousands	2023	2022	$ Change	% Change
Revenues:
Advertising and marketing services	$925,539	$1,034,416	$(108,877)	(11%)
Circulation	854,542	1,012,525	(157,983)	(16%)
Other	315,772	332,865	(17,093)	(5%)
Total revenues	2,095,853	2,379,806	(283,953)	(12%)
Operating expenses:
Operating costs	1,362,815	1,544,708	(181,893)	(12%)
Selling, general and administrative expenses	540,843	631,414	(90,571)	(14%)
Depreciation and amortization	112,201	130,557	(18,356)	(14%)
Integration and reorganization costs	5,582	55,575	(49,993)	(90%)
Asset impairments	1,370	1,056	314	30%
Gain on sale or disposal of assets, net	(38,937)	(6,738)	(32,199)	***
Other operating expenses	139	2	137	***
Total operating expenses	1,984,013	2,356,574	(372,561)	(16%)
Operating income	$111,840	$23,232	$88,608	***
*** Indicates an absolute value percentage change greater than 100.

Revenues

The following table provides the breakout of Revenues by category:

	Year ended December 31,
In thousands	2023	2022	$ Change	% Change
Local and national print	$292,211	$363,772	$(71,561)	(20%)
Classified print	209,490	230,969	(21,479)	(9%)
Print advertising	501,701	594,741	(93,040)	(16%)

Digital media	238,706	260,417	(21,711)	(8%)
Digital marketing services	140,589	133,219	7,370	6%
Digital classified	44,543	46,039	(1,496)	(3%)
Digital advertising and marketing services	423,838	439,675	(15,837)	(4%)

Advertising and marketing services	925,539	1,034,416	(108,877)	(11%)

Print circulation	704,158	884,854	(180,696)	(20%)
Digital-only subscription	150,384	127,671	22,713	18%
Circulation	854,542	1,012,525	(157,983)	(16%)

Other(a)	315,772	332,865	(17,093)	(5%)

Total revenues	$2,095,853	$2,379,806	(283,953)	(12%)
(a)     Other revenues included Other Digital revenues, including digital content syndication and affiliate revenues of $67.5 million and $65.8 million for the years ended December 31, 2023 and 2022, respectively.

For the year ended December 31, 2023, Local and national print advertising revenues decreased compared to 2022, primarily due to a decrease in advertiser inserts, mainly due to volume declines, and a decrease in local and national print advertisements, mainly due to the ongoing decline associated with secular trends and both a shift and a reduction in spend from customers driven by macroeconomic factors. In addition, the decrease in Local and national print advertising revenues was also due to the absence in 2023 of revenues of $25.7 million associated with both businesses divested and non-core products which were sunset in 2023 and 2022. For the year ended December 31, 2023, Classified print advertising revenues decreased compared to 2022, primarily due to lower spend on classified advertisements, mainly driven by lower spend on obituary notifications and real estate advertisements, partially offset by an increase in spend on employment advertisements. In addition, the decrease in Classified print advertising revenues was also due to the absence in 2023 of revenues of $5.6 million associated with non-core products which were sunset in 2023 and 2022.

For the year ended December 31, 2023, Digital media revenues decreased compared to 2022, driven by decreases in both domestic national and local revenue volumes and a reduction in digital advertising demand as a result of a more challenging macroeconomic environment, including declining CPMs (cost per thousand impressions). For the year ended December 31, 2023, Digital marketing services revenues increased compared to 2022, primarily due to an increase in rates, partially offset by a decrease in client counts. For the year ended December 31, 2023, Digital classified revenues decreased compared to 2022, due to lower spend on employment and obituary notifications, partially offset by higher spend on automotive advertisements.

For the year ended December 31, 2023, Print circulation revenues decreased compared to 2022, due to a decline in home delivery as a result of a reduction in the volume of subscribers, partially offset by an increase in rates, as well as a decline in single copy due to a reduction in volume. In addition, the decrease in Print circulation revenues was due to the absence in 2023 of revenues of $6.8 million associated with non-core products which were sunset in 2023 and 2022. For the year ended December 31, 2023, Digital-only subscription revenues increased compared to 2022, due to an increase in Digital-only subscription average revenue per user ("Digital-only ARPU") of 7.8%, mainly due to product mix. Refer to "Key Performance Indicators" below for further discussion of Digital-only ARPU.

For the year ended December 31, 2023, Other revenues decreased compared to 2022, primarily due to a decline in commercial print volume and a decline in digital syndication, partially offset by an increase in event revenues, mainly driven by an increase in registration fees and higher merchandising revenues, driven by higher attendance, partially offset by slightly fewer events, as well as an increase in digital revenues related to affiliate agreements.

Operating expenses

For the year ended December 31, 2023, Operating costs decreased $181.9 million compared to 2022. The following table provides the breakout of the decrease in Operating costs:

	Year ended December 31,
In thousands	2023	2022	$ Change	% Change
Newsprint and ink	$99,760	$129,077	$(29,317)	(23%)
Distribution	323,750	370,594	(46,844)	(13%)
Compensation and benefits	393,196	487,868	(94,672)	(19%)
Outside services	326,695	333,137	(6,442)	(2%)
Other	219,414	224,032	(4,618)	(2%)
Total operating costs	$1,362,815	$1,544,708	$(181,893)	(12%)

For the year ended December 31, 2023, Newsprint and ink costs decreased compared to 2022, primarily due to a decline associated with lower revenues, partially offset by an increase of $2.4 million driven by the change in the cost of newsprint.

For the year ended December 31, 2023, Distribution costs decreased compared to 2022, primarily due to a decrease of $51.2 million associated with lower home delivery and single copy revenues, partially offset by an increase of $4.4 million, driven by higher postage costs primarily due to conversion to mail delivery in multiple markets. Included in the decline of Distribution costs was the absence in 2023 of expenses of $16.8 million associated with both businesses divested and non-core products which were sunset in 2023 and 2022.

For the year ended December 31, 2023, Compensation and benefits costs decreased compared to 2022, primarily due to lower payroll expense of $69.5 million, driven by a decrease in headcount tied to ongoing cost control initiatives, including facility closures and conversion to mail delivery in multiple markets, and to a lesser extent, lower employee benefit costs of

$25.1 million, mainly due to a decrease in insurance costs due to a decrease in headcount and a decline in employer 401(k) plan matching contributions, which were suspended in the third quarter of 2022.

For the year ended December 31, 2023, Outside services costs, which includes professional services fulfilled by third parties, media fees and other digital costs, and paid search and ad serving services, decreased compared to 2022, primarily due to a decrease of $12.4 million in various expenses, including costs related to news and editorial, professional services, outside printing, and software licensing, partially offset by an increase of $6.0 million in third-party media fees.

For the year ended December 31, 2023, Other costs decreased compared to 2022, primarily due to lower facility related expenses associated with real estate sales and lower promotion expenses.

For the year ended December 31, 2023, Selling, general and administrative expenses decreased by $90.6 million compared to 2022. The following table provides the breakout of the decrease in Selling, general and administrative expenses:

	Year ended December 31,
In thousands	2023	2022	$ Change	% Change
Compensation and benefits	$255,491	$289,761	$(34,270)	(12%)
Outside services and other	285,352	341,653	(56,301)	(16%)
Total selling, general and administrative expenses	$540,843	$631,414	$(90,571)	(14%)

For the year ended December 31, 2023, Compensation and benefits costs decreased compared to 2022, primarily due to lower payroll expense of $24.0 million, driven by a decrease in headcount tied to ongoing cost control initiatives and lower commissions related to revenue performance, and to a lesser extent, lower employee benefit costs of $10.3 million, including a decrease in employer 401(k) plan matching contributions, which were suspended in the third quarter of 2022.

For the year ended December 31, 2023, Outside services and other costs, which include services fulfilled by third parties, decreased compared to 2022, due to a decrease in costs related to technology, promotions, and professional services.

For the year ended December 31, 2023, Depreciation and amortization expense decreased compared to 2022, reflecting the impact of fewer print facilities in 2023 compared to 2022.

For the year ended December 31, 2023, Integration and reorganization costs decreased compared to 2022, mainly due to a decrease in severance costs of $30.7 million and a decrease in other costs of $19.3 million. The decrease in other costs was primarily due to the reversal of withdrawal liabilities related to multiemployer pension plans of $6.4 million based on settlement of the withdrawal liability, and the absence in 2023 of an accrual of $8.6 million made in 2022 related to a multiemployer pension plan, as well as lower facility and consolidation costs in 2023 compared to 2022.

For the years ended December 31, 2023 and 2022, we recognized net gains on the sale of assets of $38.9 million and $6.7 million, respectively, primarily related to sales of production facilities as part of our plan to monetize non-core assets.

Domestic Gannett Media segment Adjusted EBITDA

	Year ended December 31,
In thousands	2023	2022	$ Change	% Change
Net income attributable to Gannett	$114,254	$63,225	$51,029	81%
Non-operating pension income	(705)	(35,921)	35,216	(98%)
Depreciation and amortization	112,201	130,557	(18,356)	(14%)
Integration and reorganization costs	5,582	55,575	(49,993)	(90%)
Other operating expenses	139	2	137	***
Asset impairments	1,370	1,056	314	30%
Gain on sale or disposal of assets, net	(38,937)	(6,738)	(32,199)	***
Other items	737	(108)	845	***
Adjusted EBITDA (non-GAAP basis)(a)	$194,641	$207,648	$(13,007)	(6%)
Net income attributable to Gannett margin	5.5%	2.7%
Adjusted EBITDA margin (non-GAAP basis)(a)(b)	9.3%	8.7%

*** Indicates an absolute value percentage change greater than 100.
(a) See "Non-GAAP Financial Measures" below for additional information about non-GAAP measures.
(b) We define Adjusted EBITDA margin as Adjusted EBITDA divided by total Revenues.

For the year ended December 31, 2023, the decrease in Domestic Gannett Media segment Adjusted EBITDA compared to 2022 was primarily attributable to the changes discussed above. In addition, for the year ended December 31, 2023, the decrease in Non-operating pension income compared to 2022 was primarily due to a decrease in the expected return on plan assets mainly driven by a decrease in assets following the annuity contract entered into during 2022 related to the GR Plan.

Domestic Gannett Media segment 2022 compared to 2021

A summary of our Domestic Gannett Media segment comparing the year ended December 31, 2022 to the year ended December 31, 2021 is presented below:

	Year ended December 31,
In thousands	2022	2021	$ Change	% Change
Operating revenues:
Advertising and marketing services	$1,034,416	$1,219,241	$(184,825)	(15%)
Circulation	1,012,525	1,179,100	(166,575)	(14%)
Other	332,865	279,776	53,089	19%
Total operating revenues	2,379,806	2,678,117	(298,311)	(11%)
Operating expenses:
Operating costs	1,544,708	1,622,214	(77,506)	(5%)
Selling, general and administrative expenses	631,414	676,954	(45,540)	(7%)
Depreciation and amortization	130,557	150,185	(19,628)	(13%)
Integration and reorganization costs	55,575	14,721	40,854	***
Asset impairments	1,056	3,881	(2,825)	(73%)
(Gain) loss on sale or disposal of assets, net	(6,738)	27,397	(34,135)	***
Other operating expenses	2	—	2	***
Total operating expenses	2,356,574	2,495,352	(138,778)	(6%)
Operating income	$23,232	$182,765	$(159,533)	(87%)
*** Indicates an absolute value percentage change greater than 100.

Operating revenues

The following table provides the breakout of Operating revenues by category:

	Year ended December 31,
In thousands	2022	2021	$ Change	% Change
Local and national print	$363,772	$469,211	$(105,439)	(22%)
Classified print	230,969	259,081	(28,112)	(11%)
Print advertising	594,741	728,292	(133,551)	(18%)

Digital media	260,417	324,843	(64,426)	(20%)
Digital marketing services	133,219	125,861	7,358	6%
Digital classified	46,039	40,245	5,794	14%
Digital advertising and marketing services	439,675	490,949	(51,274)	(10%)

Advertising and marketing services	1,034,416	1,219,241	(184,825)	(15%)

Print circulation	884,854	1,083,760	(198,906)	(18%)
Digital-only subscription	127,671	95,340	32,331	34%
Circulation	1,012,525	1,179,100	(166,575)	(14%)

Other(a)	332,865	279,776	53,089	19%

Total operating revenues	$2,379,806	$2,678,117	$(298,311)	(11%)
(a)    Other revenues included Other Digital revenues, including digital content syndication and affiliate revenues of $65.8 million and $57.4 million for the years ended December 31, 2022 and 2021, respectively.

The overall decline in Print advertising revenues for the year ended December 31, 2022 compared to 2021 was driven primarily by secular industry trends impacting all categories. In addition, during the year ended December 31, 2022, and specifically beginning in the second quarter of 2022, we saw an acceleration in the rate of decline of our Print advertising revenues as a result of macroeconomic factors. For the year ended December 31, 2022, Local and national print advertising revenues decreased compared to 2021, primarily due to a decrease in advertiser inserts, mainly due to volume declines, as well as the absence of $37.3 million of revenues associated with both businesses divested and non-core products which were sunset in 2022 and 2021. For the year ended December 31, 2022, Classified print advertising revenues decreased compared to 2021 due to lower spend on classified advertisements, primarily related to a decline in obituary notifications, and to a lesser extent declines in real estate and automotive advertisements. In addition, the decrease in Classified print advertising revenues was also due to the absence in 2022 of revenues of $8.0 million associated with non-core products which were sunset in 2022 and 2021.
For the year ended December 31, 2022, Digital media revenues decreased compared to 2021, driven by changes in monetization with our sports affiliates as well as lower page views related to increased subscriber-only content, secular trends in news consumption and lower overall digital advertising spend. In addition, during the year ended December 31, 2022, we experienced a reduction in digital advertising demand as a result of a more challenging macroeconomic environment. For the year ended December 31, 2022, Digital marketing services revenues increased compared to 2021, due to an increase in client counts as well as an increase in rates. For the year ended December 31, 2022, Digital classified revenues increased compared to 2021, due to higher client spend, primarily due to increased spend on automotive advertisements, partially offset by lower spend on obituary and employment notifications.

For the year ended December 31, 2022, Print circulation revenues decreased compared to 2021, due to a decline in home delivery sales, mainly driven by a reduction in the volume of subscribers, partially offset by an increase in rates, as well as a decline in single copy sales reflecting the overall secular trends impacting the industry and increasing sensitivity from customers related to price increases and product changes. In addition, during the year ended December 31, 2022, and specifically beginning in the second quarter of 2022, the decline in print circulation revenues accelerated as compared to the same period in the prior year as our audience increasingly moved to digital platforms, and as a result of consumer price sensitivity. For the year ended December 31, 2022, Digital-only subscription revenues increased compared to 2021, driven by an increase of 24.6% in paid digital-only subscriptions, including those subscribers on introductory subscription offers, to approximately 2 million as of December 31, 2022, partially offset by a decline in Digital-only ARPU. Refer to "Key

Performance Indicators" in Management's Discussion and Analysis of Financial Condition and Results of Operations" below for further discussion of Digital-only ARPU.

For the year ended December 31, 2022, Other revenues increased compared to 2021, primarily due to commercial print growth in local markets, an increase in digital content syndication volume and other digital revenues, and an increase in event revenues (though not to pre-pandemic levels) as we hosted more in-person events with higher attendance as compared to the same period in the prior year.

Operating expenses

For the year ended December 31, 2022, Operating costs decreased $77.5 million compared to 2021. The following table provides the breakout of the decrease in Operating costs:

	Year ended December 31,
In thousands	2022	2021	$ Change	% Change
Newsprint and ink	$129,077	$96,391	$32,686	34%
Distribution	370,594	418,402	(47,808)	(11%)
Compensation and benefits	487,868	510,646	(22,778)	(4%)
Outside services	333,137	324,784	8,353	3%
Other	224,032	271,991	(47,959)	(18%)
Total operating costs	$1,544,708	$1,622,214	$(77,506)	(5%)

For the year ended December 31, 2022, Newsprint and ink costs increased compared to 2021, primarily due to an increase in newsprint prices of $21.8 million driven by inflationary pressures and supply chain issues impacting the industry, as well as growth in our commercial print business, partially offset by the decline in volume of home delivery and single copy sales as well as reduction of print offerings.

For the year ended December 31, 2022, Distribution costs decreased compared to 2021, primarily due to a decrease of $36.1 million associated with lower home delivery and single copy revenues and $11.7 million of lower postage costs associated with lower volumes. Included in the decline in Distribution costs was the absence in 2022 of expenses of $28.0 million associated with both businesses divested and non-core products which were sunset in 2022 and 2021.

For the year ended December 31, 2022, Compensation and benefits costs decreased compared to 2021, primarily due to lower payroll expenses of $31.5 million driven by a decrease in headcount tied to ongoing cost control initiatives, partially offset by the absence of $12.1 million of PPP loan forgiveness received in 2021.

For the year ended December 31, 2022, Outside services costs, which include outside printing, professional services fulfilled by third parties, paid search and ad serving, feature services, and credit card fees, increased compared to 2021, primarily due to an increase of $4.8 million in third-party media fees and an increase of $3.6 million in various expenses, mainly related to events, driven by the number and mix of live versus virtual events compared to the prior year.

For the year ended December 31, 2022, Other costs decreased compared to 2021, due primarily to the absence of expenses associated with both businesses divested and non-core products which were sunset in 2022 and 2021 and cost management initiatives.

For the year ended December 31, 2022, Selling, general and administrative expenses decreased by $45.5 million compared to 2021. The following table provides the breakout of the decrease in Selling, general and administrative expenses:

	Year ended December 31,
In thousands	2022	2021	$ Change	% Change
Compensation and benefits	$289,761	$336,824	$(47,063)	(14%)
Outside services and other	341,653	340,130	1,523	—%
Total selling, general and administrative expenses	$631,414	$676,954	$(45,540)	(7%)

For the year ended December 31, 2022, Compensation and benefits costs decreased compared to 2021, primarily due to lower payroll expense of $34.1 million driven by headcount savings, as well as lower employee benefit costs of $17.2 million, including medical, partially offset by the absence of PPP loan forgiveness of $4.3 million received in 2021.

For the year ended December 31, 2022, Outside services and other costs, which include services fulfilled by third parties, increased slightly compared to 2021, due to higher professional services costs and higher marketing and acquisition costs associated with growing subscribers.

For the year ended December 31, 2022, Depreciation and amortization expense decreased compared to 2021, reflecting the impact of fewer print facilities compared to 2021.

For the year ended December 31, 2022, Integration and reorganization costs increased compared to 2021, mainly due to an increase in severance costs of $27.1 million, primarily driven by our voluntary severance program in the fourth quarter of 2022 related to cost savings initiatives as well as ongoing integration and restructuring activities, and an increase in other costs of $13.8 million, including a withdrawal liability which was expensed as a result of ceasing contributions to a multiemployer pension plan, and an increase in facility consolidation expenses associated with exiting a lease.

For the year ended December 31, 2022, we recognized a net gain on the sale of assets of $6.7 million compared to a net loss of $27.4 million for the year ended December 31, 2021 related to the sales of production facilities as part of our plan to monetize non-core assets.

Domestic Gannett Media segment Adjusted EBITDA

	Year ended December 31,
In thousands	2022	2021	$ Change	% Change
Net income attributable to Gannett	$63,225	$263,524	$(200,299)	(76%)
Non-operating pension income	(35,921)	(72,216)	36,295	(50%)
Depreciation and amortization	130,557	150,185	(19,628)	(13%)
Integration and reorganization costs	55,575	14,721	40,854	***
Other operating expenses	2	—	2	***
Asset impairments	1,056	3,881	(2,825)	(73%)
(Gain) loss on sale or disposal of assets, net	(6,738)	27,397	(34,135)	***
Other items	(108)	(2,559)	2,451	(96%)
Adjusted EBITDA (non-GAAP basis)(a)	$207,648	$384,933	$(177,285)	(46%)
Net income attributable to Gannett margin	2.7%	9.8%
Adjusted EBITDA margin (non-GAAP basis)(a)(b)	8.7%	14.4%
*** Indicates an absolute value percentage change greater than 100.
(a) See "Non-GAAP Financial Measures" below for additional information about non-GAAP measures.
(b) We define Adjusted EBITDA margin as Adjusted EBITDA divided by total Revenues.

For the year ended December 31, 2022, the decrease in Domestic Gannett Media segment Adjusted EBITDA compared to 2021 was primarily attributable to the changes discussed above. In addition, for the year ended December 31, 2022, the decrease in Non-operating pension income compared to 2021 was primarily due to a decrease in the expected return on plan assets held by the GR Plan, mainly driven by a more conservative asset allocation, and to a lesser extent, the reduction to the GR Plan assets as a result of the pension annuity entered into during the third quarter of 2022.

Newsquest segment 2023 compared to 2022

A summary of our Newsquest segment results comparing the year ended December 31, 2023 to the year ended December 31, 2022 is presented below:

	Year ended December 31,
In thousands	2023	2022	$ Change	% Change
Revenues:
Advertising and marketing services	$134,126	$136,294	$(2,168)	(2%)
Circulation	73,279	72,112	1,167	2%
Other	26,575	26,224	351	1%
Total revenues	233,980	234,630	(650)	—%
Operating expenses:
Operating costs	120,264	125,405	(5,141)	(4%)
Selling, general and administrative expenses	63,947	69,563	(5,616)	(8%)
Depreciation and amortization	8,792	7,374	1,418	19%
Integration and reorganization costs	1,763	4,425	(2,662)	(60%)
Gain on sale or disposal of assets, net	(42)	(319)	277	(87%)
Other operating expenses	215	725	(510)	(70%)
Total operating expenses	194,939	207,173	(12,234)	(6%)
Operating income	$39,041	$27,457	$11,584	42%

Revenues

The following table provides the breakout of Revenues by category:

	Year ended December 31,
In thousands	2023	2022	$ Change	% Change
Local and national print	$37,745	$40,526	$(2,781)	(7%)
Classified print	37,099	35,615	1,484	4%
Print advertising	74,844	76,141	(1,297)	(2%)

Digital media	41,890	39,358	2,532	6%
Digital marketing services	8,920	9,263	(343)	(4%)
Digital classified	8,472	11,532	(3,060)	(27%)
Digital advertising and marketing services	59,282	60,153	(871)	(1%)

Advertising and marketing services	134,126	136,294	(2,168)	(2%)

Print circulation	68,042	67,165	877	1%
Digital-only subscription	5,237	4,947	290	6%
Circulation	73,279	72,112	1,167	2%

Other(a)	26,575	26,224	351	1%

Total revenues	$233,980	$234,630	(650)	—%
(a)     Other revenues included Other Digital revenues, including digital production revenues of $10.4 million and $9.5 million for the years ended December 31, 2023 and 2022, respectively.

For the year ended December 31, 2023, Local and national print advertising revenues decreased compared to 2022, primarily due to a reduction in spend driven by the ongoing decline associated with secular trends reflecting the shift to digital platforms, partially offset by an increase reflecting the impact of an acquisition in the first quarter of 2022. For the year ended December 31, 2023, Classified print advertising revenues increased compared to 2022, primarily due to spend on legal notifications driven by the impact of an acquisition in the first quarter of 2022, partially offset by lower spend on real estate, employment, and automobile classified advertisements.

For the year ended December 31, 2023, Digital media revenues increased compared to 2022, driven by the impact of an acquisition in the first quarter of 2022. For the year ended December 31, 2023, Digital classified revenues decreased compared to 2022, due to lower spend on employment notifications.

For the year ended December 31, 2023, Print circulation revenues increased compared to 2022, primarily due to the impact of an acquisition in the first quarter of 2022.

Operating expenses

For the year ended December 31, 2023, Operating costs decreased $5.1 million compared to 2022. The following table provides the breakout of the decrease in Operating costs:

	Year ended December 31,
In thousands	2023	2022	$ Change	% Change
Newsprint and ink	$13,351	$15,039	$(1,688)	(11%)
Distribution	13,325	14,697	(1,372)	(9%)
Compensation and benefits	50,144	51,032	(888)	(2%)
Outside services	16,033	16,924	(891)	(5%)
Other	27,411	27,713	(302)	(1%)
Total operating costs	$120,264	$125,405	$(5,141)	(4%)

For the year ended December 31, 2023, Newsprint and ink costs decreased compared to 2022, primarily due to a decline associated with lower volume due to the decline in revenues and a reduction in the cost of newsprint.

For the year ended December 31, 2023, Distribution costs decreased compared to 2022, primarily due to a decline associated with lower revenues.

For the year ended December 31, 2023, Compensation and benefits costs decreased compared to 2022, primarily due to lower payroll and employee benefit expenses driven by integration savings due to decreased headcount associated with an acquisition in the first quarter of 2022.

For the year ended December 31, 2023, Outside services costs, which includes professional services fulfilled by third parties, media fees and other digital costs, and paid search and ad serving services, decreased compared to 2022 due to lower miscellaneous expenses driven by cost control initiatives.

For the year ended December 31, 2023, Selling, general and administrative expenses decreased by $5.6 million compared to 2022. The following table provides the breakout of the decrease in Selling, general and administrative expenses:

	Year ended December 31,
In thousands	2023	2022	$ Change	% Change
Compensation and benefits	$47,350	$50,708	$(3,358)	(7%)
Outside services and other	16,597	18,855	(2,258)	(12%)
Total selling, general and administrative expenses	$63,947	$69,563	$(5,616)	(8%)

For the year ended December 31, 2023, Compensation and benefits costs decreased compared to 2022, primarily due to lower payroll and employee benefit expenses driven by a reduction in headcount tied to integration activities associated with an acquisition in the first quarter of 2022, as well as ongoing cost control initiatives.

For the year ended December 31, 2023, Outside services and other costs decreased compared to 2022, primarily due to a reduction in technology spend tied to integration activities associated with an acquisition in the first quarter of 2022.

For the year ended December 31, 2023, Depreciation and amortization expense increased compared to 2022, mainly due to higher accelerated depreciation as a result of exiting space and higher amortization of capitalized software.

For the year ended December 31, 2023, Integration and reorganization costs decreased compared to 2022, mainly due to a decrease in severance costs of $2.5 million and a decrease in other costs of $0.2 million.

Newsquest segment Adjusted EBITDA

	Year ended December 31,
In thousands	2023	2022	$ Change	% Change
Net income attributable to Gannett	$49,257	$49,301	$(44)	—%
Non-operating pension income	(8,677)	(23,032)	14,355	(62%)
Depreciation and amortization	8,792	7,374	1,418	19%
Integration and reorganization costs	1,763	4,425	(2,662)	(60%)
Other operating expenses	215	725	(510)	(70%)
Gain on sale or disposal of assets, net	(42)	(319)	277	(87%)
Other Items	(1,180)	1,553	(2,733)	***
Adjusted EBITDA (non-GAAP basis)(a)	$50,128	$40,027	$10,101	25%
Net income attributable to Gannett margin	21.1%	21.0%
Adjusted EBITDA margin (non-GAAP basis)(a)(b)	21.4%	17.1%
*** Indicates an absolute value percentage change greater than 100.
(a) See "Non-GAAP Financial Measures" below for additional information about non-GAAP measures.
(b) We define Adjusted EBITDA margin as Adjusted EBITDA divided by total Revenues.

For the year ended December 31, 2023, the increase in Newsquest segment Adjusted EBITDA compared to 2022 was primarily attributable to the changes discussed above. In addition, for the year ended December 31, 2023, the decrease in Non-operating pension income compared to 2022 was primarily due to an increase in interest rates.

Newsquest segment 2022 compared to 2021

A summary of our Newsquest segment comparing the year ended December 31, 2022 to the year ended December 31, 2021 is presented below:

	Year ended December 31,
In thousands	2022	2021	$ Change	% Change
Revenues:
Advertising and marketing services	$136,294	$117,962	$18,332	16%
Circulation	72,112	70,569	1,543	2%
Other	26,224	20,087	6,137	31%
Total revenues	234,630	208,618	26,012	12%
Operating expenses:
Operating costs	125,405	100,259	25,146	25%
Selling, general and administrative expenses	69,563	59,812	9,751	16%
Depreciation and amortization	7,374	7,027	347	5%
Integration and reorganization costs	4,425	1,239	3,186	***
Asset impairments	—	95	(95)	(100%)
Gain on sale or disposal of assets, net	(319)	(9,929)	9,610	(97%)
Other operating expenses	725	—	725	***
Total operating expenses	207,173	158,503	48,670	31%
Operating income	$27,457	$50,115	$(22,658)	(45%)
*** Indicates an absolute value percentage change greater than 100.

Revenues

The following table provides the breakout of Revenues by category:

	Year ended December 31,
In thousands	2022	2021	$ Change	% Change
Local and national print	$40,526	$32,803	$7,723	24%
Classified print	35,615	31,191	4,424	14%
Print advertising	76,141	63,994	12,147	19%

Digital media	39,358	36,445	2,913	8%
Digital marketing services	9,263	5,872	3,391	58%
Digital classified	11,532	11,651	(119)	(1%)
Digital advertising and marketing services	60,153	53,968	6,185	11%

Advertising and marketing services	136,294	117,962	18,332	16%

Print circulation	67,165	65,421	1,744	3%
Digital-only subscription	4,947	5,148	(201)	(4%)
Circulation	72,112	70,569	1,543	2%

Other(a)	26,224	20,087	6,137	31%

Total revenues	$234,630	$208,618	26,012	12%
(a)     Other revenues included Other Digital revenues, including digital production revenues of $9.5 million and $7.0 million for the years ended December 31, 2022 and 2021, respectively.

For the year ended December 31, 2022, Local and national print advertising revenues increased compared to 2021, primarily due to $12.1 million of revenues associated with an acquisition in the first quarter of 2022, partially offset by a reduction in spend from customers due to macroeconomic factors. For the year ended December 31, 2022, Classified print advertising revenues increased compared to 2021, primarily due to $6.7 million of revenues associated with an acquisition in the first quarter of 2022, partially offset by lower spend on classified advertisements, including real estate and automotive.

For the year ended December 31, 2022, Digital media revenues increased compared to 2021, primarily due to $3.1 million of revenues associated with an acquisition in the first quarter of 2022. For the year ended December 31, 2023, Digital marketing services revenues increased compared to 2022, primarily due to $1.7 million of revenues associated with an acquisition in the first quarter of 2022 as well as an increase in client counts.

For the year ended December 31, 2022, Print circulation revenues increased compared to 2021, primarily due to $11.7 million of revenues associated with an acquisition in the first quarter of 2022, partially offset by a reduction in volume offset by higher rates.

For the year ended December 31, 2022, Other revenues increased compared to 2021, primarily due to $4.0 million of revenues associated with an acquisition in the first quarter of 2022.

Operating expenses

For the year ended December 31, 2022, Operating costs increased $25.1 million compared to 2021. The following table provides the breakout of the increase in Operating costs:

	Year ended December 31,
In thousands	2022	2021	$ Change	% Change
Newsprint and ink	$15,039	$9,166	$5,873	64%
Distribution	14,697	13,010	1,687	13%
Compensation and benefits	51,032	43,161	7,871	18%
Outside services	16,924	13,508	3,416	25%
Other	27,713	21,414	6,299	29%
Total operating costs	$125,405	$100,259	$25,146	25%

For the year ended December 31, 2022, Newsprint and ink costs increased compared to 2021, primarily associated with higher revenues due to an acquisition in the first quarter of 2022.

For the year ended December 31, 2022, Distribution costs increased compared to 2021, primarily due to an acquisition in the first quarter of 2022.

For the year ended December 31, 2022, Compensation and benefits costs increased compared to 2021, primarily due to an acquisition in the first quarter of 2022.

For the year ended December 31, 2022, Outside services costs, which includes professional services fulfilled by third parties, media fees and other digital costs, and paid search and ad serving services, increased compared to 2021, primarily due to an acquisition in the first quarter of 2022.

For the year ended December 31, 2022, Other costs increased compared to 2021, primarily due to an acquisition in the first quarter of 2022.

For the year ended December 31, 2022, Selling, general and administrative expenses increased by $9.8 million compared to 2021. The following table provides the breakout of the increase in Selling, general and administrative expenses:

	Year ended December 31,
In thousands	2022	2021	$ Change	% Change
Compensation and benefits	$50,708	$44,613	$6,095	14%
Outside services and other	18,855	15,199	3,656	24%
Total selling, general and administrative expenses	$69,563	$59,812	$9,751	16%

For the year ended December 31, 2022, Compensation and benefits costs increased compared to 2021, primarily due to an acquisition in the first quarter of 2022.

For the year ended December 31, 2022, Outside services and other costs increased compared to 2021, primarily due to an acquisition in the first quarter of 2022.

For the year ended December 31, 2022, Integration and reorganization costs increased compared to 2021, mainly due to an increase in severance costs of $3.3 million, partially offset by a decrease in other costs of $0.1 million.

For the year ended December 31, 2021, we incurred a net gain of $9.9 million on the sale of assets as part of our plan to monetize non-core assets.

Newsquest segment Adjusted EBITDA

	Year ended December 31,
In thousands	2022	2021	$ Change	% Change
Net income attributable to Gannett	$49,301	$72,575	$(23,274)	(32%)
Non-operating pension income	(23,032)	(23,141)	109	—%
Depreciation and amortization	7,374	7,027	347	5%
Integration and reorganization costs	4,425	1,239	3,186	***
Other operating expenses	725	—	725	***
Asset Impairments	—	95	(95)	(100%)
Gain on sale or disposal of assets, net	(319)	(9,929)	9,610	(97%)
Other Items	1,553	1,174	379	32%
Adjusted EBITDA (non-GAAP basis)(a)	$40,027	$49,040	$(9,013)	(18%)
Net income attributable to Gannett margin	21.0%	34.8%
Adjusted EBITDA margin (non-GAAP basis)(a)(b)	17.1%	23.5%
*** Indicates an absolute value percentage change greater than 100.
(a) See "Non-GAAP Financial Measures" below for additional information about non-GAAP measures.
(b) We define Adjusted EBITDA margin as Adjusted EBITDA divided by total Revenues.

For the year ended December 31, 2022, the decrease in Newsquest segment Adjusted EBITDA compared to 2021 was primarily attributable to the changes discussed above.

Digital Marketing Solutions segment 2023 compared to 2022

A summary of our DMS segment results is presented below:

	Year ended December 31,
In thousands	2023	2022	$ Change	% Change
Revenues:
Advertising and marketing services	477,909	468,883	9,026	2%
Total revenues	477,909	468,883	9,026	2%
Operating expenses:
Operating costs	336,056	323,646	12,410	4%
Selling, general and administrative expenses	88,630	87,657	973	1%
Depreciation and amortization	23,795	26,431	(2,636)	(10%)
Integration and reorganization costs	784	1,108	(324)	(29%)
Loss on sale or disposal of assets, net	324	179	145	81%
Total operating expenses	449,589	439,021	10,568	2%
Operating income	$28,320	$29,862	$(1,542)	(5%)

Revenues

For the year ended December 31, 2023, Advertising and marketing services revenues increased compared to 2022, primarily due to growth in the core direct business, including growth in revenues associated with both local and multi-location customers, and an increase in core platform average revenue per user ("Core platform ARPU") of 6.5% for the year ended December 31, 2023, partially offset by the impact of the sunset of non-core products. Refer to "Key Performance Indicators" below for further discussion of Core platform ARPU.

Operating expenses

For the year ended December 31, 2023, Operating costs increased $12.4 million compared to 2022. The following table provides the breakout of the increase in Operating costs:

	Year ended December 31,
In thousands	2023	2022	$ Change	% Change
Outside services	$294,073	$283,380	$10,693	4%
Compensation and benefits	35,604	32,633	2,971	9%
Other	6,379	7,633	(1,254)	(16%)
Total operating costs	$336,056	$323,646	$12,410	4%

For the year ended December 31, 2023, Outside services costs, which includes professional services fulfilled by third parties, media fees and other digital costs, and paid search and ad serving services, increased compared to 2022, due to an increase in expenses associated with third-party media fees driven by a corresponding increase in revenues.

For the year ended December 31, 2023, Compensation and benefits costs increased compared to 2022, primarily due to an increase in payroll expense driven by higher headcount.

For the year ended December 31, 2023, Other costs decreased compared to 2022, primarily due to lower facility related expenses, mainly as a result of exiting space associated with the sunset of non-core products.

For the year ended December 31, 2023, Selling, general and administrative expenses increased $1.0 million compared to 2022. The following table provides the breakout of the increase in Selling, general and administrative expenses:

	Year ended December 31,
In thousands	2023	2022	$ Change	% Change
Compensation and benefits	$76,190	$74,867	$1,323	2%
Outside services and other	12,440	12,790	(350)	(3%)
Total selling, general and administrative expenses	$88,630	$87,657	$973	1%

For the year ended December 31, 2023, Compensation and benefits costs increased compared to 2022, primarily due to an increase in payroll expense of $2.9 million, driven by a higher bonus accrual, partially offset by lower employee benefit costs of $1.5 million, mainly due to a decline in employer 401(k) plan matching contributions, which were suspended in the third quarter of 2022.

For the year ended December 31, 2023, Outside services and other costs decreased compared to 2022, due to a decrease in various miscellaneous expenses.

For the year ended December 31, 2023, Depreciation and amortization expense decreased compared to 2022, primarily due to a decrease in amortization expense, resulting from the impact of intangibles becoming fully amortized in the fourth quarter of 2022, partially offset by an increase in depreciation expense related to capitalized software.

DMS segment Adjusted EBITDA

	Year ended December 31,
In thousands	2023	2022	$ Change	% Change
Net income attributable to Gannett	$28,841	$26,919	$1,922	7%
Depreciation and amortization	23,795	26,431	(2,636)	(10%)
Integration and reorganization costs	784	1,108	(324)	(29%)
Loss on sale or disposal of assets, net	324	179	145	81%
Other items	(521)	2,943	(3,464)	***
Adjusted EBITDA (non-GAAP basis)(a)	$53,223	$57,580	$(4,357)	(8%)
Net income attributable to Gannett margin	6.0%	5.7%
Adjusted EBITDA margin (non-GAAP basis)(a)(b)	11.1%	12.3%
*** Indicates an absolute value percentage change greater than 100.
(a) See "Non-GAAP Financial Measures" below for additional information about non-GAAP measures.
(b) We define Adjusted EBITDA margin as Adjusted EBITDA divided by total Revenues.

For the year ended December 31, 2023, the decrease in DMS segment Adjusted EBITDA compared to 2022 was primarily attributable to the changes discussed above. In addition, for the year ended December 31, 2023, Other items decreased compared to 2022, mainly due to foreign currency fluctuations.

Digital Marketing Solutions segment 2022 compared to 2021

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

Operating revenues

For the year ended December 31, 2022, Advertising and marketing services revenues increased compared to 2021, primarily due to growth in the core direct business, as well as a growth in revenues associated with local markets, partially offset by the impact of the sunset of non-core products.

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

For the year ended December 31, 2022, Compensation and benefits costs increased compared to 2021, primarily due to an increase in payroll expense of $4.6 million driven by higher headcount, including an increase in incentive pay of $0.7 million, driven by a corresponding increase in revenues, and an increase in employee benefit costs of $0.5 million, mainly due to higher employer 401(k) plan matching contributions.

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
(b) We define Adjusted EBITDA margin as Adjusted EBITDA divided by total Revenues.

For the year ended December 31, 2022, the increase in DMS segment Adjusted EBITDA compared to 2021 was primarily attributable to the changes discussed above. In addition, for the year ended December 31, 2022, Other items increased compared to 2021, mainly due to foreign currency losses.

Corporate and other category 2023 compared to 2022

For the year ended December 31, 2023, Corporate and other revenues were $6.3 million compared to $5.4 million for the year ended December 31, 2022.

For the year ended December 31, 2023, Corporate and other operating expenses decreased $20.4 million compared to 2022. The following table provides the breakout of the decrease in Corporate and other operating expenses:

	Year ended December 31,
In thousands	2023	2022	$ Change	% Change
Operating expenses:
Operating costs	23,356	10,050	13,306	***
Selling, general and administrative expenses	41,919	63,854	(21,935)	(34%)
Depreciation and amortization	17,834	17,660	174	1%
Integration and reorganization costs	16,339	26,866	(10,527)	(39%)
Other operating expenses	1,196	1,165	31	3%
Gain on sale or disposal of assets, net	(1,446)	(5)	(1,441)	***
Total operating expenses	$99,198	$119,590	$(20,392)	(17%)
*** Indicates an absolute value percentage change greater than 100.

For the year ended December 31, 2023, Corporate and other operating expenses decreased compared to 2022, primarily due to a decrease in Selling, general and administrative expenses, mainly driven by a decrease of $29.3 million in payroll and employee benefit costs, a decrease in Integration and reorganization costs, primarily due to a decrease in severance costs of $6.2 million and a decrease in other costs of $4.3 million, mainly due to a decrease in system integration costs and an increase in the gain on sale of assets driven by a $1.4 million gain on the sale of intellectual property, partially offset by an increase in Operating costs.

Corporate and other category 2022 compared to 2021

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

For the year ended December 31, 2022, Corporate and other operating expenses decreased compared to 2021, primarily due to a decrease in Other operating expenses driven by the absence in 2022 of third-party fees that were expensed in 2021 related to the 5-Year Term Loan, the 2026 Senior Notes, and to a lesser extent the Senior Secured Term Loan, a decrease in Selling, general and administrative expenses driven primarily by a decrease of $7.9 million in payroll and employee benefits costs and a $3.1 million decrease in other costs, including repairs and maintenance and utilities, partially offset by $1.3 million of higher outside services, including legal fees, and a decrease in Integration and reorganization costs, mainly driven by a $15.4 million decline in costs associated with systems implementation and outsourcing of corporate functions, partially offset by a $10.7 million increase in severance costs.

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

Details of our cash flows are included in the table below:

	Year ended December 31,
In thousands	2023	2022
Cash provided by operating activities	$94,574	$40,776
Cash provided by investing activities	46,979	22,124
Cash used for financing activities	(135,511)	(102,867)
Effect of currency exchange rate change on cash	(234)	1,152
Increase (decrease) in cash, cash equivalents and restricted cash	$5,808	$(38,815)

Cash flows provided by operating activities: Our largest source of cash provided by operating activities is Advertising revenues, primarily generated from Local and national advertising and marketing services revenues (retail, classified, and online). Additionally, we generate cash through circulation subscribers, commercial printing and delivery services to third parties, and events. Our primary uses of cash from our operating activities include compensation, newsprint, delivery, and outside services.

For the year ended December 31, 2023, cash flows provided by operating activities were $94.6 million compared to $40.8 million for the year ended December 31, 2022. The increase in cash flows provided by operating activities was primarily due to an increase in operating income, a decrease in contributions to our pension and other postretirement benefit plans, lower inventory and lower compensation costs, partially offset by lower cash receipts related to deferred revenues, a decrease in accounts payable due to lower cost structure and payment management and an increase in severance payments.

Cash flows provided by investing activities: For the year ended December 31, 2023, cash flows provided by investing activities were $47.0 million compared to $22.1 million for the year ended December 31, 2022. The increase in cash flows provided by investing activities was primarily due to lower payments for acquisitions, net of cash acquired, of $15.4 million, a decrease in purchases of property, plant, and equipment of $7.3 million and an increase in proceeds from the sale of real estate and other assets of $1.8 million.

Cash flows used for financing activities: For the year ended December 31, 2023, cash flows used for financing activities were $135.5 million compared to $102.9 million for the year ended December 31, 2022. The increase in cash used for financing activities was primarily due to the higher overall repayments of long-term debt, net of borrowings in 2022.

Debt

As of December 31, 2023, the carrying value of our outstanding debt totaled $1.045 billion, which consisted of $344.1 million related to the Senior Secured Term Loan, $281.2 million related to the 2026 Senior Notes, $416.0 million related to the 2027 Notes (defined below), and $3.3 million related to the remaining 4.75% convertible senior notes due April 15, 2024 (the "2024 Notes").

The Senior Secured Term Loan bears interest at a per annum rate equal to the Adjusted Term SOFR (which shall not be less than 0.50% per annum) plus a margin equal to 5.00% or an alternate base rate (which shall not be less than 1.50% per annum) plus a margin equal to 4.00%. We are required to repay the Senior Secured Term Loan from time to time with (i) the proceeds of non-ordinary course asset sales and casualty and condemnation events, (ii) the proceeds of indebtedness not permitted under the Senior Secured Term Loan, and (iii) the aggregate amount of cash and cash equivalents on hand at the Company and its restricted subsidiaries in excess of $100 million at the end of each fiscal year of the Company. Subsequent to the amendment effective as of April 8, 2022, the Senior Secured Term Loan is amortized at a rate equal to $15.1 million per quarter (or, if the ratio of debt secured on an equal basis with the Senior Secured Term Loan less unrestricted cash of the Company and its restricted subsidiaries to Consolidated EBITDA (as such terms are defined in the Senior Secured Term Loan) (such ratio, the "First Lien Net Leverage Ratio"), for the most recently ended period of four consecutive fiscal quarters is equal to or less than 1.20 to 1.00, $7.6 million per quarter). All obligations under the Senior Secured Term Loan are secured by all or substantially all of the assets of the Company and the wholly-owned domestic subsidiaries of the Company (the "Senior Secured Term Loan Guarantors"). The obligations of Gannett Holdings under the Senior Secured Term Loan are guaranteed on a senior secured basis by the Company and the Senior Secured Term Loan Guarantors. For the year ended December 31, 2023, we made $88.0 million of prepayments, including quarterly amortization payments, on the Senior Secured Term Loan.

Interest on the 2026 Senior Notes is payable semi-annually in arrears. The 2026 Senior Notes mature on November 1, 2026, unless redeemed or repurchased earlier pursuant to the 2026 Senior Notes Indenture. During the year ended December 31, 2023, we entered into privately negotiated agreements with certain holders of our 2026 Senior Notes, and repurchased $53.6 million of principal of our outstanding 2026 Senior Notes at a discount to par value.

Interest on the 6.0% Senior Secured Convertible Notes due 2027 (the "2027 Notes") is payable semi-annually in arrears. The 2027 Notes mature on December 1, 2027, unless earlier repurchased or converted. The 2027 Notes may be converted at any time by the holders into cash, shares of our common stock, par value $0.01 per share (the "Common Stock") or any combination of cash and Common Stock, at our election. The initial conversion rate is 200 shares of Common Stock per $1,000 principal amount of the 2027 Notes, which is equal to a conversion price of $5.00 per share of Common Stock (the "Conversion Price"). For the year ended December 31, 2023, no shares were issued upon conversion, exercise, or satisfaction of the required conditions.

Our Senior Secured Term Loan, 2024 Notes, 2026 Senior Notes and 2027 Notes all contain usual and customary covenants and events of default. As of December 31, 2023, we were in compliance with all such covenants and obligations.

Refer to Note 8 — Debt for additional discussion regarding our debt.

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

During the year ended December 31, 2023, we did not repurchase any shares of Common Stock under the Stock Repurchase Program. As of December 31, 2023, the remaining authorized amount under the Stock Repurchase Program was approximately $96.9 million. The Company does not currently anticipate repurchasing any shares of Common Stock during the first quarter of 2024.

Beginning with the quarter ended December 31, 2022, and ending with the quarter ending September 30, 2024, the GR Plan's appointed actuary has and will certify the GR Plan's funded status for each quarter (the "Quarterly Certification") in accordance with U.S. GAAP. If the GR Plan is less than 100% funded, we will make a $1.0 million contribution to the GR Plan no later than 60 days following the receipt of the Quarterly Certification, provided, however, that our obligation to make additional contractual contributions will terminate the earlier of (a) the day following the date that a contractual contribution would be due for the quarter ending September 30, 2024, and (b) the date we have made a total of $5.0 million of contractual contributions subsequent to June 30, 2022. As of December 31, 2023, the GR Plan was more than 100% funded.

We expect our capital expenditures during the year ended December 31, 2024 to total approximately $50 million to $60 million. These capital expenditures are anticipated to be primarily comprised of projects related to digital product development, costs associated with our print and technology systems, and system upgrades.

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

As of December 31, 2023, we had no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual obligations and commitments

We enter into various contractual arrangements as a part of our operations. Many of these contractual obligations are discussed in the notes to our Consolidated financial statements. As of December 31, 2023, material obligations discussed in the notes to our Consolidated financial statements included (i) principal payments on our long-term debt discussed in Note 8 — Debt, (ii) operating leases discussed in Note 4 — Leases, and (iii) pension and postretirement benefits discussed in Note 9 — Pensions and other postretirement benefit plans. We anticipate interest payments associated with our long-term debt totaling $79.6 million in 2024, $70.0 million in 2025 and $90.0 million thereafter. Due to uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at December 31, 2023, we are unable to make reasonably reliable estimates of the period of cash settlement. See Note 11 — Income taxes to the Consolidated financial statements for a further discussion of income taxes.

In addition, we have purchase obligations which include digital licenses and information technology services, printing contracts, professional services, interactive marketing agreements, and other legally binding commitments. As of December 31, 2023, we had future purchase obligations totaling $163.2 million due in 2024, $66.0 million due in 2025, and $27.0 million due thereafter. Amounts for which we are liable under purchase orders outstanding at December 31, 2023 are reflected in the Consolidated balance sheets as Accounts payable and accrued liabilities. We also have other noncurrent liabilities totaling $2.6 million due in 2024, $2.0 million due in 2025, and $5.1 million due thereafter.

NON-GAAP FINANCIAL MEASURES

A non-GAAP financial measure is generally defined as one that purports to measure historical or future financial performance, financial position, or cash flows, but excludes or includes amounts that would not be so excluded or included in the most comparable U.S. generally accepted accounting principles ("U.S. GAAP") measure.

Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial measures we believe offer a useful view of the overall operation of our businesses and may be different than similarly-titled measures used by other companies. We define Adjusted EBITDA as Net income (loss) attributable to Gannett before (1) Income tax expense (benefit), (2) Interest expense, (3) Gains or losses on the early extinguishment of debt, (4) Non-operating pension income, (5) Loss on convertible notes derivative, (6) Depreciation and amortization, (7) Integration and reorganization costs, (8) Other operating expenses, including third-party debt expenses and acquisition costs, (9) Asset impairments, (10) Goodwill and intangible impairments, (11) Gains or losses on the sale or disposal of assets, (12) Share-based compensation, and (13) certain other non-recurring charges. We define Adjusted EBITDA margin as Adjusted EBITDA divided by total Revenues.

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

The table below shows the reconciliation of Net loss attributable to Gannett to Adjusted EBITDA and Net loss attributable to Gannett margin to Adjusted EBITDA margin for the periods presented:

	Year ended December 31,
In thousands	2023	2022	2021
Net loss attributable to Gannett	$(27,791)	$(78,002)	$(134,962)
Provision for income taxes	21,729	1,349	48,250
Interest expense	111,776	108,366	135,748
Gain on early extinguishment of debt	(4,529)	(399)	48,708
Non-operating pension income	(9,382)	(58,953)	(95,357)
Loss on convertible notes derivative	—	—	126,600
Depreciation and amortization	162,622	182,022	203,958
Integration and reorganization costs(a)	24,468	87,974	49,284
Other operating expenses	1,550	1,892	20,952
Asset impairments	1,370	1,056	3,976
Gain on sale or disposal of assets, net	(40,101)	(6,883)	17,208
Share-based compensation expense	16,567	16,751	18,439
Other items	9,404	2,110	(9,092)
Adjusted EBITDA (non-GAAP basis)	$267,683	$257,283	$433,712
Net loss attributable to Gannett margin	(1.0)%	(2.6)%	(4.2)%
Adjusted EBITDA margin (non-GAAP basis)	10.0%	8.7%	13.5%
(a)    For the years ended December 31, 2023, 2022 and 2021, Integration and restructuring costs mainly reflect severance-related expenses and other restructuring-related expenses, which represent costs for consolidating operations, systems implementation, outsourcing of corporate functions and facility consolidations.

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

Management believes Digital-only ARPU, Core platform ARPU, digital-only paid subscriptions, core platform revenues and core platform average customer count are KPIs that offer useful information in understanding consumer behavior, trends in our business, and our overall operating results. Management utilizes these KPIs to track and analyze trends across our segments.

The following tables provide information regarding certain KPIs for the Domestic Gannett Media, Newsquest and DMS segments:

	Year ended December 31,
In thousands, except ARPU	2023	2022	Change	% Change	2021	Change	% Change
Domestic Gannett Media:
Digital-only ARPU	$6.46	$5.99	$0.47	7.8%	$6.02	$(0.03)	(0.5)%

Newsquest:
Digital-only ARPU	$6.14	$7.44	$(1.30)	(17.5)%	$9.23	$(1.79)	(19.4)%

Total Gannett:
Digital-only ARPU	$6.45	$6.04	$0.41	6.8%	$6.13	$(0.09)	(1.5)%

DMS:
Core platform revenues	$473,172	$462,067	$11,105	2.4%	$421,468	$40,599	9.6%
Core platform ARPU	$2,620	$2,459	$161	6.5%	$2,367	$92	3.9%
Core platform average customer count	15.1	15.7	(0.6)	(3.8)%	14.8	0.9	6.1%

	As of December 31,
In thousands	2023	2022	% Change	2021	% Change
Digital-only paid subscriptions:
Domestic Gannett Media:	1,912	1,970	(2.9)%	1,581	24.6%
Newsquest	83	59	40.7%	52	13.5%
Total Gannett	1,995	2,029	(1.7)%	1,633	24.2%

CRITICAL ACCOUNTING ESTIMATES

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill is tested for impairment annually on November 30 and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have the option to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, although we did not elect to use this option for the Company's evaluation as of November 30, 2023. If we elect to perform a qualitative assessment and conclude it is more likely than not that the fair value of the reporting unit is equal to or greater than its carrying value, no further assessment of that reporting unit's goodwill is necessary; otherwise goodwill must be tested for impairment. In the quantitative test, we are required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. Fair value of the reporting unit is defined as the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. We generally determine the fair value of a reporting unit using a combination of a discounted cash flow analysis and a market-based approach. Estimates of fair value include inputs that are subjective in nature, involve uncertainties, and involve matters of significant judgment that are made at a specific point in time. Changes in key assumptions from period to period could significantly affect the estimates of fair value. Significant assumptions used in the fair value estimates include projected revenues and related growth rates over time, projected operating cash flow margins, discount rates, and future economic and market conditions. If the carrying value of the reporting unit exceeds the estimate of fair value, we calculate the impairment as the excess of the carrying value of goodwill over its implied fair value.

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

The performance of our annual impairment analysis resulted in no impairments to goodwill or indefinite-lived intangible assets for the year ended December 31, 2023. See Note 6 — Goodwill and intangible assets for further discussion. If our future operating results are not in line with the cash flow forecasts underlying our impairment analysis, we could have an impairment of our goodwill or intangible assets in the future and such impairment could materially affect our operating results.

Long-Lived Assets

We evaluate the carrying value of property, plant, and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. The evaluation is performed by asset group, which is the lowest level of identifiable cash flows independent of other assets. The assessment of recoverability is based on management's estimates by comparing the sum of the estimated undiscounted cash flows generated by the underlying asset groups to its carrying value of the asset groups to determine whether an impairment existed at its lowest level of identifiable cash flows. If the carrying amount of the asset group is greater than the expected undiscounted cash flows to be generated by the asset group, an impairment is recognized to the extent the carrying value of such asset group exceeds its fair value. The market approach is used in some cases to estimate the fair value of property, plant, and equipment, particularly when there is a change in the use of an asset.

As part of ongoing cost-efficiency programs, we have ceased a number of print operations. Pursuant to these actions, certain assets and real estate to be retired have been assessed for impairment.

Revenue Recognition

Our contracts with customers sometimes include promises to transfer multiple products and services to a customer. Revenue from sales agreements that contain multiple performance obligations are allocated to each obligation based on the relative standalone selling price. We determine standalone selling prices based on observable prices charged to customers. See Note 2 — Summary of significant accounting policies for further discussion.

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

We account for income taxes under the provisions of ASC 740, "Income Taxes" ("ASC 740"). Under ASC 740, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to affect taxable income. The assessment of the realizability of deferred tax assets involves a high degree of judgment and complexity. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are expected to be realized. When we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would be made and reflected either in income or as an adjustment to goodwill. This determination will be made by considering various factors, including our expected future results, that in our judgment will make it more likely than not that these deferred tax assets will be realized.

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

Pension and Postretirement Liabilities

ASC 715, "Compensation—Retirement Benefits," requires recognition of an asset or liability in the consolidated balance sheet reflecting the funded status of pension and other postretirement benefit plans, such as retiree health and life, with current-year changes in the funded status recognized in the statement of stockholders' equity.

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

Our pension plans had assets valued at $1.8 billion as of December 31, 2023 and the plans' benefit obligation was $1.7 billion, resulting in the plans being 108% funded at such date.

For 2023, the assumption used for the funded status discount rate was 5.40% for our principal retirement plan obligations. As an indication of the sensitivity of pension liabilities to the discount rate assumption, a 50 basis point reduction in the discount rate at the end of 2023 would have increased plan obligations by approximately $31.6 million. A 50 basis point change in the discount rate used to calculate the benefit for 2023 would have decreased total pension plan expense for 2023 by approximately $2.4 million. To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets, input from the actuaries and investment consultants, and long-term inflation assumptions. For our principal retirement plan, we used an assumption of 5.3% for our expected return on pension plan assets for 2023. If we were to reduce our expected rate of return assumption by 50 basis points, the benefit for 2023 would have increased by approximately $4.4 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates, commodity prices, and foreign currency exchange rates. Changes in these factors could cause fluctuations in earnings and cash flow. In the normal course of business, exposure to certain of these market risks is managed as described below.

Interest Rates

We generally manage our risk associated with changes in interest rates through the use of a combination of variable and fixed-rate debt. As of December 31, 2023, we had variable and fixed-rate debt totaling $350.4 million and $780.2 million, respectively. Our variable-rate debt consisted of the Senior Secured Term Loan which bears interest at the Adjusted Term Secured Overnight Financing Rate. A hypothetical interest rate increase of 100 basis points would have increased our interest expense related to our variable-rate debt and likewise decreased our income and cash flows by approximately $3.5 million for the year ended December 31, 2023. See Note 8 — Debt to our Consolidated financial statements for further discussion of our debt.

Commodity Prices

Certain operating expenses of ours are sensitive to commodity price fluctuations, as well as inflation. Our primary commodity price exposures are newsprint and, to a lesser extent, ink, which in the aggregate represented approximately 4% and 5% of our total operating expenses for the years ended December 31, 2023 and 2022, respectively. A hypothetical $10 per metric ton increase in newsprint price would not have materially impacted our results of operations or cash flows based on newsprint usage for the year ended December 31, 2023 of approximately 114,000 metric tons.

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

Translation gains or losses affecting the Consolidated statements of operations and comprehensive income (loss) have not been significant in the past. Cumulative foreign currency translation gains and losses reported as part of equity equated to a loss of $1.2 million at December 31, 2023, primarily due to the strengthening of the U.S. dollar compared to the British pound sterling, and a loss of $14.9 million at December 31, 2022. A hypothetical 10% fluctuation of the price of the British pound sterling and the currencies in our DMS segment against the U.S. dollar would not have materially impacted operating income for the year ended December 31, 2023.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on its evaluation, management concluded that, as of December 31, 2023, the Company's internal control over financial reporting is effective based on the specified criteria.

The effectiveness of internal control over financial reporting as of December 31, 2023 has been audited by the Company's independent registered public accounting firm, Grant Thornton LLP, as stated in their report on page 80 herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Gannett Co., Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Gannett Co., Inc. and subsidiaries (the "Company") as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated February 22, 2024, expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ GRANT THORNTON LLP

New York, New York
February 22, 2024

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Gannett Co., Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Gannett Co., Inc. and subsidiaries (the "Company") as of December 31, 2023, the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated February 22, 2024 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2023.

New York, New York
February 22, 2024

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

/s/ Ernst & Young LLP

We served as the Company's auditor from 2007 to 2023.

Tysons, VA

February 23, 2023, except for the recast 2022 and 2021 segment information discussed in Note 1, as to which the date is February 22, 2024.

GANNETT CO., INC.
CONSOLIDATED BALANCE SHEETS

In thousands, except share data	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$100,180	$94,255
Accounts receivable, net of allowance for doubtful accounts of $16,338 and $16,697, respectively	266,096	289,415
Inventories	26,794	45,223
Prepaid expenses	36,210	46,205
Other current assets	14,957	32,679
Total current assets	444,237	507,777
Property, plant, and equipment, net	239,087	305,994
Operating lease assets	221,733	233,322
Goodwill	533,876	533,166
Intangible assets, net	524,350	613,358
Deferred tax assets	37,125	56,618
Pension and other assets	180,839	143,320
Total assets	$2,181,247	$2,393,555

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$293,444	$351,848
Deferred revenue	120,502	153,648
Current portion of long-term debt	63,752	60,452
Operating lease liabilities	45,763	44,872
Other current liabilities	10,052	6,218
Total current liabilities	533,513	617,038
Long-term debt	564,836	695,642
Convertible debt	416,036	405,681
Deferred tax liabilities	2,028	1,439
Pension and other postretirement benefit obligations	42,661	50,710
Long-term operating lease liabilities	203,871	219,109
Other long-term liabilities	100,989	108,563
Total noncurrent liabilities	1,330,421	1,481,144
Total liabilities	1,863,934	2,098,182
Commitments and contingent liabilities (see Note 13)
Equity
Preferred stock, $0.01 par value per share, 300,000 shares authorized, none of which were issued and outstanding at December 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value per share, 2,000,000,000 shares authorized; 158,554,705 shares issued and 148,939,463 shares outstanding at December 31, 2023; 153,286,104 shares issued and 146,223,179 shares outstanding at December 31, 2022	1,586	1,533
Treasury stock, at cost, 9,615,242 shares and 7,062,925 shares at December 31, 2023 and December 31, 2022, respectively	(17,393)	(14,737)
Additional paid-in capital	1,426,325	1,409,578
Accumulated deficit	(1,027,192)	(999,401)
Accumulated other comprehensive loss	(65,541)	(101,231)
Total Gannett stockholders' equity	317,785	295,742
Noncontrolling interests	(472)	(369)
Total equity	317,313	295,373
Total liabilities and equity	$2,181,247	$2,393,555
The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
In thousands, except per share amounts	2023	2022	2021
Advertising and marketing services	$1,387,114	$1,496,137	$1,651,161
Circulation	927,821	1,084,637	1,249,674
Other	348,615	364,529	307,248
Total revenues	2,663,550	2,945,303	3,208,083
Operating costs	1,692,031	1,860,353	1,901,564
Selling, general and administrative expenses	735,339	852,488	902,064
Depreciation and amortization	162,622	182,022	203,958
Integration and reorganization costs	24,468	87,974	49,284
Asset impairments	1,370	1,056	3,976
(Gain) loss on sale or disposal of assets, net	(40,101)	(6,883)	17,208
Other operating expenses	1,550	1,892	20,952
Total operating expenses	2,577,279	2,978,902	3,099,006
Operating income (loss)	86,271	(33,599)	109,077
Interest expense	111,776	108,366	135,748
(Gain) loss on early extinguishment of debt	(4,529)	(399)	48,708
Non-operating pension income	(9,382)	(58,953)	(95,357)
Loss on convertible notes derivative	—	—	126,600
Other non-operating income, net	(5,429)	(5,707)	(18,701)
Non-operating expenses	92,436	43,307	196,998
Loss before income taxes	(6,165)	(76,906)	(87,921)
Provision for income taxes	21,729	1,349	48,250
Net loss	$(27,894)	$(78,255)	$(136,171)
Net loss attributable to noncontrolling interests	(103)	(253)	(1,209)
Net loss attributable to Gannett	$(27,791)	$(78,002)	$(134,962)
Loss per share attributable to Gannett - basic	$(0.20)	$(0.57)	$(1.00)
Loss per share attributable to Gannett - diluted	$(0.20)	$(0.57)	$(1.00)
Other comprehensive income (loss):
Foreign currency translation adjustments	$13,683	$(24,008)	$(604)
Pension and other postretirement benefit items:
Net actuarial gain (loss)	33,135	(185,282)	13,811
Amortization of net actuarial gain (loss)	(305)	(500)	64
Change in prior service cost	3,307	—	—
Amortization of prior service cost	(502)	66	—
Equity method investments	610	—	—
Other	(7,415)	5,283	(387)
Total pension and other postretirement benefit items	28,830	(180,433)	13,488
Other comprehensive income (loss) before tax	42,513	(204,441)	12,884
Income tax provision (benefit) related to components of other comprehensive income (loss)	6,823	(43,212)	3,059
Other comprehensive income (loss), net of tax	35,690	(161,229)	9,825
Comprehensive income (loss)	7,796	(239,484)	(126,346)
Comprehensive loss attributable to noncontrolling interests(a)	(103)	(253)	(1,209)
Comprehensive income (loss) attributable to Gannett	$7,899	$(239,231)	$(125,137)
(a) For the years ended December 31, 2023 and 2022, there were no redeemable noncontrolling interests included in Net loss attributable to noncontrolling interests. For the year ended December 31, 2021, Net loss attributable to noncontrolling interests included $1.1 million, relating to redeemable noncontrolling interests.
The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
In thousands	2023	2022	2021
Operating activities
Net loss	$(27,894)	$(78,255)	$(136,171)
Adjustments to reconcile net loss to operating cash flows:
Depreciation and amortization	162,622	182,022	203,958
Share-based compensation expense	16,567	16,751	18,439
Non-cash interest expense	21,199	21,303	25,507
Provision for deferred income taxes	11,514	2,549	44,970
(Gain) loss on sale or disposal of assets, net	(40,101)	(6,883)	17,208
Loss on convertible notes derivative	—	—	126,600
(Gain) loss on early extinguishment of debt	(4,529)	(399)	48,708
Asset impairments	1,370	1,056	3,976
Pension and other postretirement benefit obligations	(13,917)	(80,012)	(150,824)
Change in other assets and liabilities:
Accounts receivable, net	34,135	44,943	(33,246)
Inventory	18,510	(7,434)	(2,824)
Prepaid expenses	16,680	3,244	5,576
Accounts payable and accrued liabilities	(65,094)	(23,653)	(33,457)
Deferred revenue	(29,971)	(30,076)	931
Other assets and liabilities	(6,517)	(4,380)	(11,898)
Cash provided by operating activities	94,574	40,776	127,453
Investing activities
Acquisitions, net of cash acquired	—	(15,432)	(125)
Purchase of property, plant, and equipment	(38,116)	(45,376)	(39,560)
Proceeds from sale of real estate and other assets	85,298	83,504	111,765
Change in other investing activities	(203)	(572)	(1,433)
Cash provided by investing activities	46,979	22,124	70,647
Financing activities
Payments of deferred financing costs	—	(1,652)	(21,071)
Borrowings of long-term debt	—	80,000	1,934,940
Repayments of long-term debt	(133,821)	(170,994)	(2,156,046)
Repurchase of convertible debt	—	—	(15,012)
Acquisition of noncontrolling interests	—	(2,050)	—
Treasury stock	(2,642)	(6,555)	(3,244)
Changes in other financing activities	952	(1,616)	(739)
Cash used for financing activities	(135,511)	(102,867)	(261,172)
Effect of currency exchange rate change on cash	(234)	1,152	(35)
Increase (decrease) in cash, cash equivalents and restricted cash	5,808	(38,815)	(63,107)
Cash, cash equivalents and restricted cash at beginning of year	104,804	143,619	206,726
Cash, cash equivalents and restricted cash at end of year	$110,612	$104,804	$143,619
The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Treasury stock		Non-controlling interests(a)	Total equity
In thousands	Shares	$				Shares	$
Balance at December 31, 2020	139,495	$1,395	$1,103,881	$50,173	$(786,437)	1,392	$(4,903)	$—	$364,109
Net loss attributable to Gannett	—	—	—	—	(134,962)	—	—	(66)	(135,028)
Restricted share grants	3,883	39	(39)	—	—	—	—	—	—
Restricted stock awards settled, net of withholdings	1,072	10	(1,912)	—	—	—		—	(1,902)
Other comprehensive income, net(b)	—	—	—	9,825	—	—	—	—	9,825
Share-based compensation expense	—	—	18,439	—	—	—	—	—	18,439
Equity component - 2027 Notes	—	—	279,557	—	—	—	—	—	279,557
Issuance of common stock	217	2	136	—	—	—	—	—	138
Remeasurement of redeemable noncontrolling interests	—	—	126	—	—	—	—	—	126
Treasury stock	—	—	—	—	—	597	(3,244)		(3,244)
Restricted share forfeiture	—	—	—	—	—	379	(4)	—	(4)
Other activity	—	—	18	—	—	—	—	(2,419)	(2,401)
Balance at December 31, 2021	144,667	$1,446	$1,400,206	$59,998	$(921,399)	2,368	$(8,151)	$(2,485)	$529,615
Net loss attributable to Gannett	—	—	—	—	(78,002)	—	—	(253)	(78,255)
Acquisition of noncontrolling interests	—	—	(4,419)	—	—	—	—	2,369	(2,050)
Restricted share grants	7,127	71	(71)	—	—	—	—	—	—
Restricted stock awards settled, net of withholdings	615	7	(1,737)	—	—	—		—	(1,730)
Performance stock units settled, net of withholdings	563	6	(892)	—	—	—	—	—	(886)
Other comprehensive loss, net(b)	—	—	—	(161,229)	—	—	—	—	(161,229)
Share-based compensation expense	—	—	16,751	—	—	—	—	—	16,751
Issuance of common stock	314	3	135	—	—	—	—	—	138
Treasury stock	—	—	—	—	—	1,568	(6,555)	—	(6,555)
Restricted share forfeiture	—	—	—	—	—	3,127	(31)	—	(31)
Other activity	—	—	(395)	—	—	—	—	—	(395)
Balance at December 31, 2022	153,286	$1,533	$1,409,578	$(101,231)	$(999,401)	7,063	$(14,737)	$(369)	$295,373
Net loss attributable to Gannett	—	—	—	—	(27,791)	—	—	(103)	(27,894)
Restricted share grants	4,682	47	(47)	—	—	—	—	—	—
Performance stock units settled, net of withholdings	97	1	(127)	—	—	—	—	—	(126)
Other comprehensive income, net(b)	—	—	—	35,690	—	—	—	—	35,690
Share-based compensation expense	—	—	16,567	—	—	—	—	—	16,567
Issuance of common stock	490	5	95	—	—	—	—	—	100
Treasury stock	—	—	—	—	—	1,132	(2,642)	—	(2,642)
Restricted share forfeiture	—	—	—	—	—	1,420	(14)	—	(14)
Other activity	—	—	259	—	—	—	—	—	259
Balance at December 31, 2023	158,555	$1,586	$1,426,325	$(65,541)	$(1,027,192)	9,615	$(17,393)	$(472)	$317,313
(a) Excludes Redeemable noncontrolling interests which are reflected in temporary equity.
(b) Other comprehensive income (loss) is net of an income tax provision of $6.8 million for the year ended December 31, 2023, net of an income tax benefit of $43.2 million for the year ended December 31, 2022 and net of an income tax provision of $3.1 million for the year ended December 31, 2021.
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — Description of business and basis of presentation

Description of business

Gannett Co., Inc. ("Gannett", "we", "us", "our", or the "Company") is a diversified media company with expansive reach at the national and local level dedicated to empowering and enriching communities. We seek to inspire, inform, and connect audiences as a sustainable, growth focused media and digital marketing solutions company. We endeavor to deliver essential content, marketing solutions, and experiences for curated audiences, advertisers, consumers, and stakeholders by leveraging our diverse teams and suite of products to enrich the local communities and businesses we serve.

Our current portfolio of trusted media brands includes the USA TODAY NETWORK, comprised of the national publication, USA TODAY, and local media organizations in the United States (the "U.S."), and Newsquest, a wholly-owned subsidiary operating in the United Kingdom (the "U.K."). Our digital marketing solutions brand, LocaliQ, uses innovation and software to enable small and medium-sized businesses ("SMBs") to grow, and USA TODAY NETWORK Ventures, our events division, creates impactful consumer engagements, promotions, and races.

Through USA TODAY, our network of local properties, and Newsquest, we deliver high-quality, trusted content with a commitment to balanced, unbiased journalism, where and when consumers want to engage. We have strong relationships with hundreds of thousands of local and national businesses in both our U.S. and U.K. markets due to our large local and national sales forces and a robust advertising and digital marketing solutions product suite. Our strategy prioritizes maximizing the monetization of our audience through the growth of increasingly diverse and highly recurring digital businesses. We deliver value to our customers, advertisers, partners and shareholders with essential content, joyful experiences, and relevant digital solutions.

We report in three segments: Domestic Gannett Media, Newsquest and Digital Marketing Solutions ("DMS"). We also have a Corporate and other category that includes activities not directly attributable to a specific reportable segment and includes broad corporate functions, such as legal, human resources, accounting, analytics, finance, marketing and technology, as well as other general business costs. Effective with the fourth quarter of 2023, the Company is reporting financial information for its Newsquest business in a separate segment. Previously, the financial information for this segment was aggregated with Domestic Gannett Media and, together, formed the Gannett Media reportable segment. As a result, the Company has revised its historical disclosures to reflect the new Domestic Gannett Media and Newsquest reportable segments for all years presented. A full description of our reportable segments is included in Note 14 — Segment reporting. Additionally, certain other disclosures in Note 3 — Revenues, Note 6 — Goodwill and intangible assets and Note 7 — Integration and reorganization costs and asset impairments have been revised to reflect the new reportable segments.

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

Significant estimates inherent in the preparation of the Consolidated financial statements include pension and postretirement benefit obligation assumptions, income taxes, goodwill and intangible asset impairment analysis, valuation of property, plant, and equipment and the mark to market of the conversion feature associated with the convertible debt.

Reclassifications

Certain reclassifications have been made to the prior year Consolidated financial statements to conform to classifications used in the current year. These reclassifications had no impact on net loss, shareholders' equity or cash flows as previously reported.

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

The following table presents a reconciliation of cash, cash equivalents and restricted cash:

	December 31,
In thousands	2023	2022	2021
Cash and cash equivalents	$100,180	$94,255	$130,756
Restricted cash, included in prepaid expenses and other current assets	371	563	4,606
Restricted cash, included in other assets	10,061	9,986	8,257
Total cash, cash equivalents and restricted cash	$110,612	$104,804	$143,619

The following table presents supplementary cash flow information, including non-cash investing and financing activities:

	Year ended December 31,
In thousands	2023	2022	2021
Net cash paid (refund) for taxes, net	$8,222	$3,409	$(8,324)
Cash paid for interest	89,335	86,485	103,879
Non-cash investing and financing activities:
Accrued capital expenditures	2,390	699	1,682

Accounts receivable

Accounts receivable are stated at amounts due from customers, net of allowances, which reflect the Company's expected credit losses based on historical experience as well as current and expected economic conditions.

Inventory

Inventory consists principally of newsprint, which is valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out ("FIFO") method.

Property, plant, and equipment, software development costs and depreciation

Property, plant, and equipment are recorded at cost or at fair value for property, plant, and equipment related to acquired businesses. Routine maintenance and repairs are expensed as incurred. Depreciation is calculated under the straight-line method over the estimated useful lives. Leasehold improvements are amortized under the straight-line method over the shorter of the lease term or estimated useful life of the asset.

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

Property, plant, and equipment and software development costs are evaluated for impairment in accordance with our policy for amortizable intangible assets and other long-lived assets.

A breakout of property, plant, and equipment and software is presented below:

	December 31,
In thousands	2023	2022	Useful Lives (range)
Land	$21,990	$30,328
Buildings and improvements	147,171	179,657	10 years	-	30 years
Machinery and equipment	258,432	320,414	3 years	-	20 years
Capitalized software	114,122	95,480	3 years	-	5 years
Furniture and fixtures	23,541	28,904	7 years	-	10 years
Construction in progress	10,239	11,733
Total	575,495	666,516
Less: accumulated depreciation(a)	(336,408)	(360,522)
Property, plant, and equipment, net	$239,087	$305,994
(a)Includes accumulated depreciation of capitalized software of approximately $74.4 million and $62.5 million for the years ended December 31, 2023 and 2022, respectively.

Depreciation expense was $72.6 million, $86.4 million, and $100.9 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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

Goodwill is tested for impairment annually as of November 30 and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We perform our impairment analysis on each of our reporting units. We evaluate our reporting units annually, as well as when changes in our operating structure occur. The Company has the option to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company elects to perform a qualitative assessment and concludes it is more likely than not that the fair value of the reporting unit is equal to or greater than its carrying value, no further assessment of that reporting unit's goodwill is necessary; otherwise goodwill must be tested for impairment. In the quantitative test, we are required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. Fair value of the reporting unit is defined as the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. The Company generally determines the fair value of a reporting unit using a combination of a discounted cash flow analysis and a market-based approach. Estimates of fair value include inputs that are subjective in nature, involve uncertainties, and involve matters of significant judgment that are made at a specific point in time. Changes in key assumptions from period to period could significantly affect the estimates of fair value. Significant assumptions used in the fair value estimates include projected revenues and related growth rates over time, projected operating cash flow margins, discount rates, and future economic and market conditions. If the carrying value of the reporting unit exceeds the estimate of fair value, we calculate the impairment as the excess of the carrying value of goodwill over its implied fair value.

Indefinite-lived intangible assets, which are newspaper mastheads, are tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired. The impairment test consists of a comparison of the fair value of each group of mastheads with their carrying amount. We use a relief from royalty approach which utilizes a discounted cash flow model to determine the fair value of newspaper mastheads. Our judgments and estimates of future operating results in determining the reporting unit fair values are consistently applied in determining the fair value of mastheads.

The Company assesses the recoverability of its long-lived assets, including property, plant, and equipment and finite-lived intangible assets, whenever events or changes in circumstances indicate their carrying amounts may not be recoverable. The evaluation is performed by asset group, which is the lowest level of identifiable cash flows independent of other assets. The assessment of recoverability is based on management's estimates by comparing the sum of the estimated undiscounted cash flows generated by the underlying asset groups to its carrying value of the asset groups to determine whether an impairment existed at its lowest level of identifiable cash flows. If the carrying amount of the asset group is greater than the expected undiscounted cash flows to be generated by the asset group, an impairment is recognized to the extent the carrying value of such asset group exceeds its fair value.

All three of our reporting units have goodwill balances. We conducted our goodwill and indefinite-lived intangible asset impairment testing in the fourth quarter of 2023 and did not identify any impairment. In addition, we had no impairments of goodwill and indefinite-lived intangible assets in 2022 and 2021.

See Note 6 — Goodwill and intangible assets for further discussion of Goodwill and intangible assets.

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

The Company's payment terms vary by the type and location of the customer and the products or services offered. The period between invoicing and when payment is due is not significant. For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer. The majority of our subscription customers are billed and required to pay on monthly terms.

Advertising costs

Advertising costs are expensed in the period incurred. The Company incurred total advertising expenses for the years ended December 31, 2023, 2022, and 2021 of $41.9 million, $56.8 million, and $45.3 million, respectively.

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

Share-based compensation

Share-based payments to employees and members of the Board of Directors, including grants of stock options and restricted stock, are recognized in the Consolidated financial statements over the service period (generally the vesting period) based on fair values measured on grant dates, less forfeitures. The Company accounts for forfeitures as they occur.

Self-insurance liability accruals

The Company maintains self-insured medical and workers' compensation programs. The Company purchases stop loss coverage from third parties, which limits our exposure to large claims. The Company records a liability for healthcare and workers' compensation costs during the period in which they occur, including an estimate of incurred but not reported claims.

Concentration of risk

Due to the distributed nature of our operations, we are not subject to significant concentrations of risk relating to customers, products, or geographic locations. Our foreign revenues, principally from businesses in the U.K. at our Newsquest segment and international operations at our DMS segment, were $234.0 million and $39.5 million, respectively, for the year ended December 31, 2023. Our long-lived assets in foreign countries, at our Newsquest segment and international operations at our DMS segment were $130.8 million and $7.5 million, respectively, as of December 31, 2023.

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

Accounts payable and accrued liabilities

A breakout of Accounts payable and accrued liabilities is presented below:

	December 31,
In thousands	2023	2022
Accounts payable	$142,215	$189,094
Compensation	82,160	87,937
Taxes (primarily property, sales, and payroll taxes)	9,990	11,940
Benefits	19,422	21,942
Interest	5,617	6,162
Other	34,040	34,773
Accounts payable and accrued liabilities	$293,444	$351,848

Loss contingencies

We are subject to various legal proceedings, claims, and regulatory matters, the outcomes of which are subject to significant uncertainty. We determine whether to disclose or accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible, or probable and whether it can be reasonably estimated. We accrue for loss contingencies when such amounts are probable and reasonably estimable. If a contingent liability is only reasonably possible, we will disclose the potential range of the loss if material and estimable. Legal costs expected to be incurred in connection with loss contingencies are expensed as incurred.

Foreign currency translation

The statements of income of foreign operations have been translated to U.S. dollars using the average currency exchange rates in effect during the relevant period. The balance sheets have been translated using the currency exchange rates as of the end of the accounting period. The impact of currency exchange rate changes on the translation of the balance sheets are included in Comprehensive income (loss) in the Consolidated statements of operations and comprehensive income (loss) and are classified as Accumulated other comprehensive loss in the Consolidated balance sheets and Consolidated statements of equity.

Recent accounting pronouncements adopted

Reference rate reform

In March 2020, the Financial Accounting Standards Board (the "FASB") issued guidance, ASU 2020-04, that provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference the London Inter-bank Offered Rate ("LIBOR"). The guidance in ASU 2020-04 (as amended by ASU 2022-06 in December 2022) is optional and may be elected over time as reference rate reform activities occur through December 31, 2024. During the quarter ended March 31, 2022, the Company applied the optional expedient for contract modifications to the amendment of its five-year senior secured term loan facility in an original aggregate principal amount of $516.0 million (the "Senior Secured Term Loan") with Citibank N.A., as collateral agent and administrative agent for the lenders. The adoption of this guidance did not have a material impact on the Consolidated financial statements.

Accounting for convertible instruments and contracts in an entity's own equity

In August 2020, the FASB issued guidance, ASU 2020-06, that simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. In addition to eliminating certain accounting models, the guidance amends the disclosures for convertible instruments and earnings-per-share guidance. It also amends the guidance for the derivatives scope exception for contracts in an entity's own equity to reduce form-over-substance-based accounting conclusions. The adoption of this guidance, effective January 1, 2022, did not have a material impact on the accounting for the Company's $497.1 million in aggregate principal amount of 6.0% Senior Secured Convertible Notes due 2027 issued by the Company on November 17, 2020 (the "2027 Notes"), or on the Consolidated financial statements.

Accounting for contract assets and contract liabilities from contracts with customers in a business combination

In October 2021, the FASB issued guidance, ASU 2021-08, that requires an acquirer to recognize and measure certain contract assets and contract liabilities in a business combination in accordance with ASC 606, "Revenue from Contracts with Customers," rather than at fair value on the acquisition date as required under current U.S. GAAP. This guidance is effective for fiscal years beginning after December 15, 2022, with early adoption permitted, including interim periods within those fiscal years. The early adoption of this guidance effective January 1, 2022 did not have a material impact on the Consolidated financial statements.

Disclosures by business entities about government assistance

In November 2021, the FASB issued guidance, ASU 2021-10, that requires annual disclosures for transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy, including: (i) information about the nature of the transactions and related accounting policy used to account for the transactions; (ii) the line items on the Consolidated balance sheets and Consolidated statements of operations and comprehensive income (loss) affected by these transactions, including amounts applicable to each line; and (iii) significant terms and conditions of the transactions, including commitments and contingencies. The early adoption of this guidance effective January 1, 2022, did not have a material impact on the Consolidated financial statements.

Recent accounting pronouncements not yet adopted

Disclosure improvements

In October 2023, the FASB issued guidance, ASU 2023-06, that incorporates several disclosure and presentation requirements into the FASB’s Accounting Standards Codification (the "Codification") currently residing in Securities and Exchange Commission ("SEC") Regulation S-X and Regulation S-K. As the Company is currently subject to these SEC requirements, ASU 2023-06 is not expected to have a material impact on the Consolidated financial statements. The effective date for each amendment in the Codification will be the date on which the SEC's removal of the related disclosure from Regulation S-X or Regulation S-K becomes effective. If, by June 30, 2027, the SEC has not removed the existing disclosure requirements from Regulation S-X or Regulation S-K, the pending disclosure requirements will be removed from the Codification and will not become effective for any entity. ASU 2023-06 will be applied prospectively.

In November 2023, the FASB issued guidance, ASU 2023-07, which will improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 applies to all public entities that are required to report segment information in accordance with ASC 280, "Segment Reporting." The Company will be required to report these enhanced segment disclosures starting in annual periods beginning after December 15, 2023 and requires retrospective application to all prior periods presented in the financial statements. The Company does not expect the adoption of this guidance will have a material impact on the Consolidated financial statements.

In November 2023, the FASB issued guidance, ASU 2023-09, which enhances annual income tax disclosures. ASU 2023-09 requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 will be effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the provisions of the updated guidance and assessing the impact on the Consolidated financial statements.

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

The following tables present our revenues disaggregated by segment and revenue type:

	Year ended December 31, 2023
In thousands	Domestic Gannett Media	Newsquest	Digital Marketing Solutions	Corporate and other	Intersegment Eliminations	Consolidated
Local and national print	$292,211	$37,745	$—	$—	$—	$329,956
Classified print	209,490	37,099	—	—	—	246,589
Print advertising	501,701	74,844	—	—	—	576,545

Digital media	238,706	41,890	—	—	—	280,596
Digital marketing services	140,589	8,920	477,909	—	(150,460)	476,958
Digital classified	44,543	8,472	—	—	—	53,015
Digital advertising and marketing services	423,838	59,282	477,909	—	(150,460)	810,569

Advertising and marketing services	925,539	134,126	477,909	—	(150,460)	1,387,114

Print circulation	704,158	68,042	—	—	—	772,200
Digital-only subscription	150,384	5,237	—	—	—	155,621
Circulation	854,542	73,279	—	—	—	927,821

Other(a)(b)	315,772	26,575	—	6,268	—	348,615

Total revenues	$2,095,853	$233,980	$477,909	$6,268	$(150,460)	$2,663,550
(a)     For the year ended December 31, 2023, included Other Digital revenues of $67.5 million, $10.4 million, and $6.3 million at the Domestic Gannett Media and Newsquest segments and the Corporate and other category, respectively.
(b)    At the Domestic Gannett Media segment, Other Digital revenues include digital content syndication and affiliate revenues, at the Newsquest segment, Other Digital revenues include digital production revenues, and at the Corporate and other category, Other Digital revenues include licensing revenues.

	Year ended December 31, 2022
In thousands	Domestic Gannett Media	Newsquest	Digital Marketing Solutions	Corporate and other	Intersegment Eliminations	Consolidated
Local and national print	$363,772	$40,526	$—	$—	$—	$404,298
Classified print	230,969	35,615	—	—	—	266,584
Print advertising	594,741	76,141	—	—	—	670,882

Digital media	260,417	39,358	—	—	—	299,775
Digital marketing services	133,219	9,263	468,883	—	(143,456)	467,909
Digital classified	46,039	11,532	—	—	—	57,571
Digital advertising and marketing services	439,675	60,153	468,883	—	(143,456)	825,255

Advertising and marketing services	1,034,416	136,294	468,883	—	(143,456)	1,496,137

Print circulation	884,854	67,165	—	—	—	952,019
Digital-only subscription	127,671	4,947	—	—	—	132,618
Circulation	1,012,525	72,112	—	—	—	1,084,637

Other(a)(b)	332,865	26,224	—	5,440	—	364,529

Total revenues	$2,379,806	$234,630	$468,883	$5,440	$(143,456)	$2,945,303
(a)     For the year ended December 31, 2022, included Other Digital revenues of $65.8 million, $9.5 million, and $5.4 million at the Domestic Gannett Media and Newsquest segments and the Corporate and other category, respectively.
(b)    At the Domestic Gannett Media segment, Other Digital revenues include digital content syndication and affiliate revenues, at the Newsquest segment, Other Digital revenues include digital production revenues, and at the Corporate and other category, Other Digital revenues include licensing revenues.

	Year ended December 31, 2021
In thousands	Domestic Gannett Media	Newsquest	Digital Marketing Solutions	Corporate and other	Intersegment Eliminations	Consolidated
Local and national print	$469,211	$32,803	$—	$—	$—	$502,014
Classified print	259,081	31,191	—	—	—	290,272
Print advertising	728,292	63,994	—	—	—	792,286

Digital media	324,843	36,445	409	1,452	—	363,149
Digital marketing services	125,861	5,872	440,985	379	(129,322)	443,775
Digital classified	40,245	11,651	—	55	—	51,951
Digital advertising and marketing services	490,949	53,968	441,394	1,886	(129,322)	858,875

Advertising and marketing services	1,219,241	117,962	441,394	1,886	(129,322)	1,651,161

Print circulation	1,083,760	65,421	—	5	—	1,149,186
Digital-only subscription	95,340	5,148	—	—	—	100,488
Circulation	1,179,100	70,569	—	5	—	1,249,674

Other(a)(b)	279,776	20,087	905	6,480	—	307,248

Total revenues	$2,678,117	$208,618	$442,299	$8,371	$(129,322)	$3,208,083
(a)     For the year ended December 31, 2021, included Other Digital revenues of $57.4 million, $7.0 million, $0.9 million, and $3.3 million at the Domestic Gannett Media, Newsquest and DMS segments and the Corporate and other category, respectively.
(b)    At the Domestic Gannett Media segment, Other Digital revenues include digital content syndication and affiliate revenues, at the Newsquest segment, Other Digital revenues include digital production revenues, and at DMS segment and the Corporate and other category, Other Digital revenues include licensing revenues.

Revenues generated from international operations comprised 10.3%, 9.3%, and 7.7% of total revenues for the years ended December 31, 2023, 2022, and 2021, respectively.
The following table presents the change in the deferred revenues balance by type of revenue:

	Year ended December 31, 2023			Year ended December 31, 2022
In thousands	Advertising, marketing services and other	Circulation	Total	Advertising, marketing services and other	Circulation	Total
Beginning balance	$46,327	$107,321	$153,648	$60,665	$124,173	$184,838
Acquisition	—	—	—	—	2,388	2,388
Cash receipts, net of refunds	293,079	804,620	1,097,699	273,308	939,473	1,212,781
Revenue recognized	(305,443)	(825,402)	(1,130,845)	(287,646)	(958,713)	(1,246,359)
Ending balance	$33,963	$86,539	$120,502	$46,327	$107,321	$153,648

NOTE 4 — Leases

We lease certain real estate, vehicles, and equipment. Our leases have remaining lease terms of one to 13 years, some of which may include options to extend the leases, and some of which may include options to terminate the leases. The exercise of lease renewal options is at our sole discretion. The depreciable lives of assets and leasehold improvements are limited by the expected lease term unless there is a transfer of title or purchase option reasonably certain of exercise.

The components of lease expense are as follows:

	Year ended December 31,
In thousands	2023	2022	2021
Operating lease cost (a)	$64,845	$73,103	$80,213
Short-term lease cost (b)	900	929	886
Variable lease cost	13,200	13,002	11,464
Net lease cost	$78,945	$87,034	$92,563
(a) Includes sublease income of $9.1 million, $7.7 million, and $6.5 million for the years ended December 31, 2023, 2022, and 2021, respectively.
(b) Excludes expenses relating to leases with a lease term of one month or less.

In 2023, the Company sold two properties in Michigan and Arizona for a total of $60.5 million, which resulted in a net gain of $39.3 million. Contemporaneously with the closing of the sales, the Company entered into leases pursuant to which we leased back the properties for cumulative annual rent of $39.9 million, subject to annual escalations. The leases are accounted for as operating leases.

Supplemental information related to leases are as follows:

	Year ended December 31,
In thousands, except lease term and discount rate	2023	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$76,338	$79,659	$81,380
Right-of-use assets obtained in exchange for operating lease obligations	31,501	15,272	38,137
(Gain) loss on sale and leaseback transactions, net	(40,221)	(12,249)	1,938

Weighted-average remaining lease term (in years)	6.4	6.8	7.3
Weighted-average discount rate	13.0%	12.6%	12.8%

Future minimum lease payments under non-cancellable leases are as follows:

In thousands	Year ended December 31,
2024	$72,031
2025	61,421
2026	49,531
2027	42,269
2028	37,825
Thereafter	112,133
Total future minimum lease payments	375,210
Less: Imputed interest	125,576
Total	$249,634

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

The following table presents changes in the allowance for doubtful accounts:

	Year ended December 31,
In thousands	2023	2022
Beginning balance	$16,697	$16,470
Current period provision	12,316	9,498
Write-offs charged against the allowance	(17,143)	(14,333)
Recoveries of amounts previously written-off	4,325	4,567
Other	143	495
Ending balance	$16,338	$16,697

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

For the years ended December 31, 2023 and 2022, the Company recorded $12.3 million and $9.5 million in bad debt expense, respectively, which is included in Selling, general and administrative expenses on the Consolidated statements of operations and comprehensive income (loss).

NOTE 6 — Goodwill and intangible assets

Goodwill and intangible assets consisted of the following:

	December 31, 2023			December 31, 2022
In thousands	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets:
Advertiser relationships	$446,609	$236,168	$210,441	$445,775	$192,032	$253,743
Other customer relationships	101,819	56,601	45,218	102,224	45,811	56,413
Subscriber relationships	251,099	155,528	95,571	251,083	126,899	124,184
Other intangible assets	68,780	62,536	6,244	68,780	55,932	12,848
Sub-total	$868,307	$510,833	$357,474	$867,862	$420,674	$447,188
Indefinite-lived intangible assets:
Mastheads			166,876			166,170
Total intangible assets			$524,350			$613,358
Goodwill			$533,876			$533,166

As of December 31, 2023, the weighted average amortization periods for amortizable intangible assets were 11.1 years for advertiser relationships, 9.7 years for other customer relationships, 10.3 years for subscriber relationships, and 3.9 years for other intangible assets. The weighted average amortization period in total for all amortizable intangible assets is 10.1 years.

For the years ended December 31, 2023, 2022, and 2021, amortization expense was $90.0 million, $95.6 million, and $103.1 million, respectively.

As of December 31, 2023, the estimated future amortization expense for each of the five fiscal years was as follows: 2024 -

$89.2 million; 2025 - $82.0 million; 2026 - $63.9 million; 2027 - $62.3 million; and 2028 and thereafter - $60.1 million.

Changes in the carrying amount of Goodwill by segment are as follows:

In thousands	Domestic Gannett Media	Newsquest	Digital Marketing Solutions	Total
Balance at December 31, 2021	$401,253	$14,985	$117,471	$533,709
Acquisitions	990	1,869	—	2,859
Divestitures	(1,147)	—	—	(1,147)
Foreign exchange	10	(2,265)	—	(2,255)
Balance at December 31, 2022	$401,106	$14,589	$117,471	$533,166
Acquisitions	—	30	—	30
Divestitures	(46)	(82)	—	(128)
Foreign exchange	(3)	811	—	808
Balance at December 31, 2023	$401,057	$15,348	$117,471	$533,876

As of both December 31, 2023 and 2022, the carrying amount of goodwill reflected accumulated impairment losses of $340.8 million, $70.5 million and $44.1 million related to impairments at the Domestic Gannett Media, Newsquest and Digital Marketing Solutions segments, respectively.

Annual impairment assessment

The Company performed its goodwill and indefinite-lived intangible impairment assessment in the fourth quarter of 2023 with the assistance of third-party valuation specialists. Determining fair value requires the exercise of significant judgments, including judgments about appropriate discount rates, long-term growth rates, company earnings multiples and relevant comparable transactions, as applicable, and the amount and timing of expected future cash flows. The cash flows employed in the analysis are based on the Company's internal forecasts, which considered the current and expected future economic and market conditions for each reporting unit. The long-term growth rates are dependent on various factors and could be adversely impacted by a sustained decrease in overall market growth rates, the competitive environment, relative currency exchange rates and a sustained increase in inflation, all of which the Company considered in determining the long-term growth rates used in the 2023 analysis, which ranged from 0% to 3.0%. The discount rates for each reporting unit are determined based on the inherent risks of each reporting unit's underlying operations and may be impacted by adverse changes in the macroeconomic environment and volatility in the equity and debt markets. The Company considered these factors in determining the discount rates used in the 2023 analysis, which ranged from 17.0% to 22.5%.

For goodwill, the Company determined the fair value of each reporting unit using a combination of a discounted cash flow analysis and a market-based approach. During the fourth quarter of 2023, the Company compared the fair value of each reporting unit to its carrying amount, which resulted in the fair value of all the reporting units being in excess of their carrying values.

For mastheads, the Company applied a "relief from royalty" approach, a discounted cash flow model, reflecting current assumptions, to determine the fair value of indefinite-lived intangible assets. During the fourth quarter of 2023, the Company compared the fair value of each indefinite-lived intangible asset to its carrying amount, which resulted in the fair value of each indefinite-lived intangible asset being in excess of its carrying value.

In addition to the annual impairment test, the Company is required to regularly assess whether a triggering event has occurred under ASC 360, "Property, Plant and Equipment ("ASC 360"), which would require interim impairment testing. As of December 31, 2023, the Company performed a review of potential indicators for its long-lived asset groups under ASC 360 and it was determined that no indicators of impairment were present.

During 2022 and 2021, there were no impairments of goodwill and indefinite-lived intangible assets.

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

Severance-related expenses

The Company recorded severance-related expenses by segment as follows:

	Year ended December 31,
In thousands	2023	2022	2021
Domestic Gannett Media	9,935	40,654	13,576
Newsquest	1,762	4,216	953
Digital Marketing Solutions	756	434	321
Corporate and other	6,064	12,310	1,621
Total	$18,517	$57,614	$16,471

A roll-forward of the accrued severance and related expenses included in Accounts payable and accrued liabilities on the Consolidated balance sheets for the years ended December 31, 2023 and 2022 is as follows:

In thousands	Severance and related expenses
Balance at December 31, 2021	$12,558
Restructuring provision included in integration and reorganization costs	57,614
Cash payments	(40,399)
Balance at December 31, 2022	29,773
Restructuring provision included in integration and reorganization costs	18,517
Cash payments	(41,362)
Balance at December 31, 2023	$6,928

Other restructuring-related expenses

Other restructuring-related expenses represent costs for consolidating operations, systems implementation, outsourcing of corporate functions and facility consolidations. The Company recorded Other restructuring-related costs by segment as follows:

	Year ended December 31,
In thousands	2023	2022	2021
Domestic Gannett Media(a)	(4,353)	14,921	1,145
Newsquest	1	209	286
Digital Marketing Solutions	28	674	1,389
Corporate and other	10,275	14,556	29,993
Total	$5,951	$30,360	$32,813
(a)    For the year ended December 31, 2023, Other restructuring-related costs at the Domestic Gannett Media segment reflected the reversal of withdrawal liabilities related to multiemployer pension plans based on settlement of the withdrawal liability. For the year ended December 31, 2022, Other restructuring-related costs at the Domestic Gannett Media segment reflected a withdrawal liability which was expensed as a result of ceasing contributions to a multiemployer pension plan, as well as facilities consolidation expenses associated with exiting a lease.

Accelerated depreciation

The Company incurred accelerated depreciation, a component of Depreciation and amortization expense in the Consolidated statements of operations and comprehensive income (loss) of $6.7 million, $12.5 million, and $15.3 million for the years ended December 31, 2023, 2022, and 2021, respectively, related to the shortened useful life of assets due to the closing of production facilities and sale of property, primarily at the Domestic Gannett Media segment.

NOTE 8 — Debt

The Company's debt consisted of the following:

	December 31, 2023				December 31, 2022
In millions	Principal balance	Unamortized original issue discount	Unamortized deferred financing costs	Carrying value	Principal balance	Unamortized original issue discount	Unamortized deferred financing costs	Carrying value
Senior Secured Term Loan	$350.4	$(5.2)	$(1.1)	$344.1	$438.4	$(8.9)	$(1.9)	$427.6
2026 Senior Notes	291.6	(5.8)	(4.6)	281.2	345.2	(9.4)	(7.3)	328.5
2027 Notes	485.3	(67.8)	(1.5)	416.0	485.3	(81.2)	(1.7)	402.4
2024 Notes	3.3	—	—	3.3	3.3	—	—	3.3
Total debt	$1,130.6	$(78.8)	$(7.2)	$1,044.6	$1,272.2	$(99.5)	$(10.9)	$1,161.8
Less: Current portion of long-term debt	$(63.8)	$—	$—	$(63.8)	$(60.5)	$—	$—	$(60.5)
Non-current portion of long-term debt	$1,066.8	$(78.8)	$(7.2)	$980.8	$1,211.7	$(99.5)	$(10.9)	$1,101.3

Senior Secured Term Loan

On October 15, 2021, Gannett Holdings LLC ("Gannett Holdings"), a wholly-owned subsidiary of the Company, entered into the Senior Secured Term Loan in an original aggregate principal amount of $516.0 million with Citibank N.A., as collateral agent and administrative agent for the lenders. On January 31, 2022, Gannett Holdings entered into an amendment (the "Term Loan Amendment") to the Senior Secured Term Loan to provide for new incremental senior secured term loans (the "Incremental Term Loans") in an aggregate principal amount of $50 million. The Incremental Term Loans have substantially identical terms as the Senior Secured Term Loan and are treated as a single tranche with the Senior Secured Term Loan. The Term Loan Amendment also amended the Senior Secured Term Loan to transition the interest rate base from the London Inter-bank Offered Rate ("LIBOR") to the Adjusted Term Secured Overnight Financing Rate ("Adjusted Term SOFR"). Effective as of March 21, 2022 and April 8, 2022, Gannett Holdings entered into two separate amendments to the Senior Secured Term Loan to provide for incremental senior secured term loans totaling an aggregate principal amount of $30.0 million (collectively, the "Exchanged Term Loans"). The Exchanged Term Loans have substantially identical terms as the Senior Secured Term Loan and Incremental Term Loans and are treated as a single tranche with the Senior Secured Term Loan and the Incremental Term Loans.

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

The Senior Secured Term Loan contains usual and customary covenants for credit facilities of this type, including a requirement to have minimum unrestricted cash of $30 million as of the last day of each fiscal quarter, and restricts, among other things, our ability to incur debt, grant liens, sell assets, make investments and pay dividends, in each case with customary exceptions, including an exception that permits dividends and repurchases of outstanding junior debt or equity in (i) an amount of up to $25 million per fiscal quarter if the First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 2.00 to 1.00, (ii) an amount of up to $50 million per fiscal quarter if the First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 1.50 to 1.00, and (iii) an unlimited amount if First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 1.00 to 1.00. As of December 31, 2023, the Company was in compliance with all of the covenants and obligations under the Senior Secured Term Loan.

As of December 31, 2023 and 2022, the Senior Secured Term Loan was recorded at carrying value, which approximated fair value, in the Consolidated balance sheets and was classified as Level 2.

For the years ended December 31, 2023 and 2022, the Company recognized interest expense of $40.0 million and $33.5 million, respectively, and paid cash interest of $40.0 million and $33.3 million, respectively. For the years ended December 31, 2023 and 2022, the Company recognized amortization of original issue discount of $2.8 million and $3.5 million, respectively, and amortization of deferred financing costs of $0.6 million and $0.7 million, respectively. Additionally, during the years ended December 31, 2023 and 2022, the Company recognized a loss on early extinguishment of debt of $1.1 million and $2.2 million, respectively, related to the write-off of original issue discount and deferred financing costs as a result of early prepayments on the Senior Secured Term Loan.

For the year ended December 31, 2023, the Company made $88.0 million of prepayments, including quarterly amortization payments, on the Senior Secured Term Loan, which were classified as financing activities in the Consolidated statements of cash flows. During 2023, the Company received waivers from certain lenders of the Senior Secured Term Loan that reduced the scheduled quarterly amortization payments payable to those lenders by $25.1 million for the year ended December 31, 2023, and which was the amount used by the Company to repurchase a portion of its 2026 Senior Notes (defined below). As of December 31, 2023, the effective interest rate for the Senior Secured Term Loan was 11.3%.

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

During 2023, the Company entered into privately negotiated agreements with certain holders of our 2026 Senior Notes, and for the year ended December 31, 2023, repurchased $53.6 million of principal of our outstanding 2026 Senior Notes at a discount to par value. In connection with the repurchase of our 2026 Senior Notes during 2023, the Company received waivers from certain lenders of the Senior Secured Term Loan which reduced the scheduled quarterly amortization payments payable to those lenders by $25.1 million for the year ended December 31, 2023. As a result of these transactions, for the year ended December 31, 2023, the Company recognized a gain on the early extinguishment of debt of approximately $5.6 million, which included the write-off of unamortized original issue discount and deferred financing costs.

During 2022, the Company entered into privately negotiated agreements with certain holders of our 2026 Senior Notes, and for the year ended December 31, 2022, repurchased $54.8 million of principal of our outstanding 2026 Senior Notes at a discount to par value. In connection with the repurchases of our 2026 Senior Notes during 2022, the Company exchanged an aggregate principal amount equal to $30.0 million of the 2026 Senior Notes for $30.0 million of the Exchanged Term Loans. As a result of these transactions, for the year ended December 31, 2022, the Company recognized a gain on the early extinguishment of debt of approximately $2.6 million, which included the write-off of unamortized original issue discount and deferred financing costs.

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

As of December 31, 2023 and 2022, the 2026 Senior Notes were recorded at carrying value in the Consolidated balance sheets. As of December 31, 2023, the carrying value of the 2026 Senior Notes did not approximate fair value. The 2026 Senior Notes were classified as Level 2, and based on unadjusted quoted prices in the active market obtained from third-party pricing services, the Company determined that the estimated fair value of the 2026 Senior Notes was $256.6 million as of December 31, 2023 and was primarily affected by fluctuations in market interest rates.

The unamortized original issue discount and deferred financing costs will be amortized over the remaining contractual life of the 2026 Senior Notes using the effective interest method. For the years ended December 31, 2023 and 2022, the Company recognized interest expense of $19.5 million and $22.3 million, respectively, and paid cash interest of $20.1 million and $23.9 million, respectively. For the years ended December 31, 2023 and 2022, the Company recognized amortization of original issue discount of $2.3 million and $2.7 million, respectively, and amortization of deferred financing costs of $1.8 million and $2.1 million, respectively. The effective interest rate on the 2026 Senior Notes was 7.3% as of December 31, 2023.

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

The conversion rate is subject to customary adjustment provisions as provided in the 2027 Notes Indenture. In addition, the conversion rate will be subject to adjustment in the event of any issuance or sale of Common Stock (or securities convertible into Common Stock) at a price equal to or less than the Conversion Price in order to ensure that following such issuance or sale, the 2027 Notes would be convertible into approximately 42% (adjusted for repurchases and certain other events that reduce the outstanding amount of the 2027 Notes) of the Common Stock after giving effect to such issuance or sale (assuming the initial principal amount of the 2027 Notes remains outstanding). After giving effect to the repurchase of $11.8 million in aggregate principal amount of outstanding 2027 Notes during the year ended December 31, 2021, such percentage was approximately 41%.

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

The 2027 Notes have two components: (i) a debt component, and (ii) an equity component. As of December 31, 2023, the debt component of the 2027 Notes was recorded at carrying value in the Consolidated balance sheets. The carrying value of the 2027 Notes reflected the balance of the unamortized discount related to the value of the conversion feature assessed at inception and did not approximate fair value as of December 31, 2023. The 2027 Notes were classified as Level 2, and based on unadjusted quoted prices in the active market obtained from third-party pricing services, the Company determined that the estimated fair value of the 2027 Notes was $395.6 million as of December 31, 2023, and was primarily affected by fluctuations in market interest rates and the price of the Company's Common Stock.

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

The fair value of the equity component was classified as Level 3 because it was measured at fair value using a binomial lattice model using assumptions based on market information and historical data, and significant unobservable inputs. As of each of December 31, 2023 and December 31, 2022, the amount of the conversion feature recorded in Additional paid-in capital was $279.6 million.

The unamortized original issue discount and deferred financing costs will be amortized over the remaining contractual life of the 2027 Notes. For the years ended December 31, 2023 and 2022, the Company recognized interest expense of $29.1 million and $29.1 million, respectively, and paid cash interest of $29.1 million and $29.1 million, respectively. For the years ended December 31, 2023 and 2022, the Company recognized amortization of original issue discount of $13.4 million and $12.1 million, respectively, and amortization of deferred financing costs of $0.3 million and $0.3 million, respectively. The effective interest rate on the liability component of the 2027 Notes was 10.5% as of both December 31, 2023 and December 31, 2022.

For the year ended December 31, 2023, no shares were issued upon conversion, exercise, or satisfaction of the required conditions. Refer to Note 12 — Supplemental equity and other information for details on the convertible debt's impact to diluted earnings per share under the if-converted method.

Senior Convertible Notes due 2024

The $3.3 million principal value of the remaining 4.75% convertible senior notes due April 15, 2024 (the "2024 Notes") outstanding is reported within the Current portion of long-term debt in the December 31, 2023 Consolidated balance sheet. As of December 31, 2023, the effective interest rate on the 2024 Notes was 6.05%. As of December 31, 2023 and 2022, the 2024 Notes were recorded at carrying value, which approximated fair value, in the Consolidated balance sheets and were classified as Level 2.

Future debt obligation payments

Future debt obligation payments for the year ended December 31, are as follows:

In millions	Principal payments
2024	$63.8
2025	60.5
2026	521.0
2027	485.3
2028 and thereafter	—
Total debt obligations	$1,130.6

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

The following table presents the change in the projected benefit obligation for the years ended December 31:

	Pension benefits		Postretirement benefits
In thousands	2023	2022	2023	2022
Projected benefit obligation at beginning of period	$1,642,180	$3,003,324	$47,043	$64,038
Service cost	1,366	1,754	40	77
Interest cost	84,449	71,733	2,334	1,770
Change in prior service cost	—	—	(3,307)	—
Actuarial loss (gain)	21,769	(724,223)	109	(14,092)
Foreign currency translation	33,973	(107,930)	—	—
Benefits and expenses paid	(125,692)	(147,640)	(4,500)	(4,750)
Pension settlement	—	(454,838)	—	—
Projected benefit obligation at end of period	$1,658,045	$1,642,180	$41,719	$47,043

The following table presents the change in the fair value of plan assets for the years ended December 31, and the plans' funded status at December 31:

	Pension benefits		Postretirement benefits
In thousands	2023	2022	2023	2022
Fair value of plan assets at beginning of period	$1,720,810	$3,218,953	$—	$—
Actual return on plan assets	150,371	(792,302)	—	—
Employer contributions	1,441	18,140	4,500	4,750
Pension settlement	—	(454,838)	—	—
Benefits paid	(125,692)	(147,640)	(4,500)	(4,750)
Foreign currency translation	36,968	(121,503)	—	—
Fair value of plan assets at end of period	$1,783,898	$1,720,810	$—	$—
Funded status at end of period	125,853	78,630	(41,719)	(47,043)
Unrecognized actuarial loss (gain)	90,813	118,914	(13,555)	(16,154)
Unrecognized prior service cost	1,581	1,561	(2,738)	—
Net prepaid (accrued) benefit cost	218,247	199,105	(58,012)	(63,197)

Amounts recognized in the Consolidated balance sheets at December 31, are listed below:

	Pension benefits		Postretirement benefits
In thousands	2023	2022	2023	2022
Other assets	$131,881	$87,909	$—	$—
Accounts payable and accrued liabilities	282	332	4,804	5,280
Pension and other postretirement benefit obligations	5,746	8,947	36,915	41,763
Accumulated other comprehensive (loss) income	(92,394)	(120,475)	16,293	16,154
Net prepaid (accrued) benefit cost	$218,247	$199,105	$(58,012)	$(63,197)

Accumulated pension benefit obligations were $1.7 billion and $1.6 billion as of December 31, 2023 and 2022, respectively. For the Funded plans, the fair value of plan assets exceeds both the projected benefit obligation and accumulated benefit obligation. For the Underfunded plans, the projected benefit obligation and accumulated benefit obligation exceed the fair value of plan assets. The following table presents information about funded and underfunded pension plans at December 31:

	Funded plans		Underfunded plans
In thousands	2023	2022	2023	2022
Projected benefit obligation	$1,602,112	$1,584,658	$55,933	$57,522
Accumulated benefit obligation	1,601,306	1,583,793	55,933	57,522
Fair value of plan assets	1,733,993	1,672,568	49,905	48,242

Net periodic benefit cost and amounts recognized in Other comprehensive income (loss)

The combined net pension and postretirement expense (benefit) recognized in the Consolidated statements of operations and comprehensive income (loss) was $8.0 million, $57.1 million, and $93.2 million for the years ended December 31, 2023, 2022, and 2021, respectively.

The following table presents the components of net periodic benefit cost and amounts recognized in Other comprehensive income (loss) at December 31, 2023, 2022, and 2021:

	Pension benefits			Postretirement benefits
In thousands	2023	2022	2021	2023	2022	2021
Components of net periodic benefit cost:
Operating expenses:
Service cost - benefits earned during the period	$1,366	$1,754	$2,064	$40	$77	$89
Non-operating expenses:
Interest cost on benefit obligations	84,449	71,733	68,139	2,334	1,770	1,758
Expected return on plan assets	(95,358)	(131,295)	(165,390)	—	—	—
Amortization of actuarial loss (gain)	2,185	89	152	(2,490)	(589)	(88)
Amortization of prior service costs	67	66	—	(569)	—	—
Pension settlement gain	—	(727)	—	—	—	—
Other adjustment	—	—	72	—	—	—
Total non-operating (benefit) expense	(8,657)	(60,134)	(97,027)	(725)	1,181	1,670
Total (benefit) expense for retirement plans	$(7,291)	$(58,380)	$(94,963)	$(685)	$1,258	$1,759
Other changes in plan assets and benefit obligations recognized in Other comprehensive income (loss):
Net actuarial (gain) loss	$(33,244)	$199,374	$(5,875)	$109	$(14,092)	$(7,936)
Amortization of net actuarial (loss) gain	(2,185)	(89)	(152)	2,490	589	88
Change in prior service cost	—	—	—	(3,307)	—	—
Amortization of prior service costs	(67)	(66)	—	569	—	—
Other adjustment	6,805	(5,283)	387	—	—	—
(Gain) loss recognized in Other comprehensive income (loss)	$(28,691)	$193,936	$(5,640)	$(139)	$(13,503)	$(7,848)

Assumptions

The following assumptions were used in connection with the Company's actuarial valuation of its pension plans and postretirement benefit obligations at December 31:

	Pension benefits		Postretirement benefits
	2023	2022	2023	2022
Weighted average discount rate	5.1%	5.4%	5.4%	5.7%
Rate of increase in future compensation levels (a)	2.0%	2.0%	N/A	N/A
Current year medical trend	N/A	N/A	6.3%	6.5%
Ultimate year medical trend	N/A	N/A	4.5%	4.5%
Year of ultimate trend	N/A	N/A	2031	2031
(a) Relates only to the Newspaper Guild of Detroit defined benefit pension plans.

The following assumptions were used to calculate the net periodic benefit cost for the Company's pension plans and postretirement benefit obligations at December 31, 2023, 2022, and 2021:

	Pension benefits			Postretirement benefits
	2023	2022	2021	2023	2022	2021
Weighted average discount rate	5.4%	3.8%	2.2%	5.7%	3.0%	2.6%
Rate of increase in future compensation levels (a)	2.0%	2.0%	2.0%	N/A	N/A	N/A
Weighted average expected return on assets	5.7%	4.8%	5.3%	N/A	N/A	N/A
Current year medical trend	N/A	N/A	N/A	6.5%	6.0%	6.0%
Ultimate year medical trend	N/A	N/A	N/A	4.5%	4.5%	4.5%
Year of ultimate trend	N/A	N/A	N/A	2031	2028	2028
(a) Relates only to the Newspaper Guild of Detroit defined benefit pension plans.

To determine the expected long-term rate of return on pension plan assets, the Company considers the current and expected asset allocations as well as historical and expected returns on various categories of plan assets, input from the actuaries and investment consultants, and long-term inflation assumptions. The expected allocation of pension plan assets is based on a diversified portfolio consisting of domestic and international equity securities and fixed income securities. This expected return is then applied to the fair value of plan assets. The Company amortizes experienced gains and losses, including the effects of changes in actuarial assumptions and plan provisions, over a period equal to the average future service of plan participants or over the average remaining life expectancy of inactive participants. The Company updates the estimates used to measure the defined benefit pension assets and obligations annually or upon a remeasurement event.

The fiduciaries of the pension plans set investment policies and strategies for the pension trusts. Objectives include preserving the funded status of the plan and balancing risk against return.

The weighted average target asset allocation of our plans for 2024 and allocations at the end of 2023 and 2022, by asset category, are presented in the table below:

	Target allocation	Allocation of plan assets
	2024	2023	2022
Equity securities	22%	24%	16%
Debt securities	62%	57%	60%
Alternative investments(a)	16%	19%	24%
Total	100%	100%	100%
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

Contributions

We are contractually obligated to contribute to our pension and postretirement benefit plans. During the year ended December 31, 2023, we contributed $1.4 million and $4.5 million to our pension and other postretirement plans, respectively. Beginning with the quarter ended December 31, 2022, and ending with the quarter ending September 30, 2024, the GR Plan's appointed actuary has and will certify the GR Plan's funded status for each quarter (the "Quarterly Certification") in accordance with U.S. GAAP. If the GR Plan is less than 100% funded, the Company will make a $1.0 million contribution to the GR Plan no later than 60 days following the receipt of the Quarterly Certification, provided, however, that the Company's obligation to make additional contractual contributions will terminate the earlier of (a) the day following the date that a contractual contribution would be due for the quarter ending September 30, 2024, and (b) the date the Company has made a total of $5.0 million of contractual contributions subsequent to June 30, 2022. As of December 31, 2023, the GR Plan was more than 100% funded.

Future contributions to our pension and postretirement benefit plans, which we are contractually obligated to contribute, are estimated to be $13.0 million in 2024. Contributions beyond 2024 are not estimated due to uncertainties regarding significant assumptions involved in estimating these contributions, such as interest rate levels, as well as the amount and timing of invested asset returns. These future contributions do not include additional contributions which may be required to meet Internal Revenue Service ("IRS") minimum funding standards as these contributions are subject to uncertainties regarding significant assumptions involved in their estimation such as interest rate levels as well as the amount and timing of invested asset returns.

Estimated future benefit payments

We estimate making the following benefit payments, which reflect expected future service:

In thousands	Pension benefits	Postretirement benefits
2024	$139,335	$4,932
2025	137,694	4,663
2026	135,636	4,395
2027	136,027	4,144
2028	130,738	3,894
Thereafter	563,088	16,151

The amounts above exclude the participants' share of the benefit cost. We expect no subsidy benefits for 2024 and beyond.

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

The Company's participation in these plans for the year ended December 31, 2023, is outlined in the table below. The "EIN/Pension Plan Number" column provides the Employee Identification Number ("EIN") and the three-digit plan number. Unless otherwise noted, the two most recent Pension Protection Act zone statuses available are for the plans for the years ended December 31, 2023, and 2022, respectively. The zone status is based on information the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65% funded; plans in the orange zone are both (i) less than 80% funded and (ii) have an accumulated/expected funding deficiency in any of the next six plan years, net of any amortization extensions; plans in the yellow zone meet either one of the criteria mentioned in the orange zone; and plans in the green zone are at least 80% funded. The "FIP/RP Status Pending/Implemented" column indicates plans for which a financial improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject. The Company makes all required contributions to these plans as determined under the respective CBAs. For each of the plans listed below, the Company's contribution represented less than 5% of total contributions to the plan.

	EIN/Plan number	Zone status Year Ended		FIP/RP status pending/implemented	Contributions (In thousands)			Surcharge imposed	Expiration dates of CBAs
Pension Plan Name		December 31, 2023	December 31, 2022		2023	2022	2021
CWA/ITU Negotiated Pension Plan	13-6212879/001	Red	Red	Implemented	$255	$276	$369	No	March 30, 2024 and April 25, 2024
GCIU—Employer Retirement Benefit Plan(a)	91-6024903/001	Red	Red	Implemented	41	42	63	No	4/25/2024
The Newspaper Guild International Pension Plan(a)	52-1082662/001	Red	Red	Implemented	14	15	12	No	10/6/2021
IAM National Pension Plan(a) (b)	51-6031295/002	Red	Red	Implemented	147	177	188	Yes	January 6, 2024 and January 8, 2024
Teamsters Pension Trust Fund of Philadelphia and Vicinity(a)	23-1511735/001	Green as of Apr. 30, 2023	Green as of Apr. 29, 2022	N/A	965	1,249	1,098	N/A	6/2/2022
Central Pension Fund of the International Union of Operating Engineers and Participating Employers(a)	36-6052390/001	Green	Green	N/A	58	56	59	N/A	1/9/2024
Total					$1,480	$1,815	$1,789
(a)This plan has elected to utilize special amortization provisions provided under the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010.
(b)The trustees of this plan have voluntarily elected to put the fund in critical status to strengthen its funding position.

As of December 31, 2023, the total unpaid balance for the Company's withdrawal liabilities was approximately $35.1 million, which are payable over 15.2 years.

Defined contribution plans

Employees are immediately eligible to participate in the Gannett Media Corp. 401(k) Savings Plan (the "Gannett 401(k) Plan") and can elect to save up to 75% of compensation on a pre-tax basis, subject to IRS limitations. Effective January 1, 2021, employees covered under collective bargaining agreements are eligible to participate in the Gannett 401(k) Plan only if participation has been bargained, unless previously eligible in the New Media Investment Group Inc. Retirement Savings Plan (the "New Media 401(k) Plan"). The plan's matching formula is 100% of the first 4% of employee contributions and 50% on the next 2% of employee contributions. Matching contributions to the Gannett 401(k) Plan, with the exception of certain employees covered under collective bargaining agreements, were suspended in August 2020. Beginning on July 4, 2021 or July 5, 2021 (as applicable) matching contributions to the Gannett 401(k) Plan were reinstated with eligible pay. In addition, in October 2022, matching contributions to the Gannett 401(k) Plan, with the exception of certain employees covered under collective bargaining agreements, were suspended and have not resumed. For the years ended December 31, 2023, 2022, and 2021, the Company's matching contributions were $0.8 million, $13.5 million, and $8.2 million, respectively.

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

As of December 31, 2023, and 2022, assets and liabilities recorded at fair value and measured on a recurring basis primarily consist of pension plan assets. As permitted by U.S. GAAP, we use net asset values ("NAV") as a practical expedient to determine the fair value of certain investments. These investments measured at NAV have not been classified in the fair value hierarchy.

The Company's debt is recorded on the Consolidated balance sheets at carrying value. Refer to Note 8 — Debt for additional discussion regarding fair value of the Company's debt instruments.

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). Assets held for sale (Level 3) are measured on a nonrecurring basis and are evaluated using executed purchase agreements, letters of intent or third-party valuation analyses when certain circumstances arise. The Company had assets held for sale of $0.2 million and $8.4 million as of December 31, 2023 and 2022, respectively. Any resulting asset impairment from the Company's annual goodwill and indefinite-lived intangible impairment assessment would require that the asset be recorded at its fair value. The resulting fair value measurements of the assets are considered to be Level 3 measurements. Refer to Note 6 — Goodwill and intangible assets for additional discussion regarding the annual impairment assessment.

The following table sets forth by level, within the fair value hierarchy, the fair values of assets related to the following pension plans: the (i) GWP Plan, (ii) TPC Plan, (iii) GR Plan, (iv) U.K. Pension Plans and (v) Newspaper Guild of Detroit Pension Plan as of December 31, 2023:

Pension Plan Assets and Liabilities as of December 31, 2023
In thousands	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$11,524	$1,899	$—	$13,423
Corporate common stock	98,309	—	—	98,309
Corporate and government bonds	—	253,403	—	253,403
Real estate	—	—	133,503	133,503
Mutual funds	22,764	—	—	22,764
Exchange traded funds	21,050	—	—	21,050
Interest in common/collective trusts:
Equities	—	296,624	—	296,624
Fixed income	—	691,479	—	691,479
Partnership/joint venture interests	—	—	169,932	169,932
Hedge funds	—	—	48,695	48,695
Total plan assets at fair value excluding those measured at NAV	$153,647	$1,243,405	$352,130	$1,749,182
Instruments measured at NAV using the practical expedient:
Real estate funds				9,576
Interest in common/collective trusts - fixed income				23,396
Partnerships/joint ventures				3,213
Total plan assets at fair value				$1,785,367
Liabilities:
Other liabilities	$(1,469)	$—	$—	$(1,469)
Total plan liabilities at fair value	$(1,469)	$—	$—	$(1,469)

The following table sets forth a summary of changes in the fair value of the Level 3 pension plan assets for the year ended December 31, 2023:

		Actual return on plan assets
In thousands	Balance at beginning of year	Relating to assets still held at report date	Relating to assets sold during the period	Purchases	Sales	Settlements	Balance at end of year
Assets:
Real estate	$132,593	$2,683	$—	$13	$(1,786)	$—	$133,503
Partnership/joint venture interests	166,184	4,164	—	30,714	(25,917)	(5,213)	169,932
Hedge funds	63,054	3,141	—	—	—	(17,500)	48,695
Other assets	2	—	—	—	—	(2)	—
Total assets	$361,833	$9,988	$—	$30,727	$(27,703)	$(22,715)	$352,130
Liabilities:
Other liabilities	$2,008	$—	$—	$—	$—	$(2,008)	$—
There were no transfers between Levels 1 and 2 for the year ended December 31, 2023.

The following table sets forth by level, within the fair value hierarchy, the fair values of assets and liabilities related to the following pension plans: the (i) GWP Plan, (ii) TPC Plan, (iii) GR Plan, (iv) U.K. Pension Plans and (v) the Newspaper Guild of Detroit Pension Plan as of December 31, 2022:

Pension Plan Assets and Liabilities as of December 31, 2022(a)
In thousands	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$11,133	$1,660	$—	$12,793
Corporate common stock	111,351	—	—	111,351
Corporate and government bonds	—	246,555	—	246,555
Real estate	—	—	132,593	132,593
Mutual funds	24,346	—	—	24,346
Exchange traded funds	18,494	—	—	18,494
Interest in common/collective trusts:
Equities	—	252,718	—	252,718
Fixed income	—	614,718	—	614,718
Partnership/joint venture interests	—	—	166,184	166,184
Hedge funds	—	—	63,054	63,054
Other assets	—	—	2	2
Total plan assets at fair value, excluding those measured at NAV	$165,324	$1,115,651	$361,833	$1,642,808
Assets measured at NAV using the practical expedient:
Real estate funds				12,415
Interest in common/collective trusts - fixed income				21,547
Partnership/joint venture interests				48,927
Total plan assets at fair value				$1,725,697
Liabilities:
Other liabilities	$(2,381)	$(498)	$(2,008)	$(4,887)
Total plan liabilities at fair value	$(2,381)	$(498)	$(2,008)	$(4,887)
(a)    Certain reclassifications have been made to the 2022 table above to conform to classifications used in the current year. These reclassifications had no impact on the leveling of assets or liabilities within the table nor on the total plan assets or liabilities held at fair value as of December 31, 2022.

The following table sets forth a summary of changes in the fair value of the Level 3 pension plan assets and liabilities for the year ended December 31, 2022:

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
•Investments in direct real estate in the U.K. have been valued by an independent qualified valuation professional in the U.K. using a valuation approach that capitalizes any current or future income streams at an appropriate multiplier.

Investments in real estate funds are mainly valued utilizing the net asset valuations provided by the underlying private investment companies or through proprietary models with varying degrees of complexity;
•Mutual funds are valued at the daily closing price as reported by the fund. Mutual funds held are open ended funds that are registered with the SEC. These funds are required to publish their NAV and to transact at that price. The mutual funds held are deemed to be actively traded;
•Exchange traded funds are valued at the closing price reported on the active market on which the individual securities are traded;
•Interests in common/collective trusts are primarily equity and fixed income investments valued using the NAV provided by the administrator of the underlying fund available daily to the administrator of the respective plan. Where the daily NAV is not provided, interests in common/collective trusts are valued either through the use of a NAV as provided monthly by the fund family or fund company or through proprietary models with varying degrees of complexity. Shares in the common/collective trusts are generally redeemable upon request;
•Investments in partnerships and joint venture interests classified in Level 3 are valued considering items such as expected cash flows, changes in market outlook and subsequent rounds of financing. These investments are included in Level 3 of the fair value hierarchy because exit prices tend to be unobservable and reliance is placed on the above methods. Most of the partnerships are general leveraged buyout funds, others include a venture capital fund, a fund formed to invest in special credit opportunities, an infrastructure fund and a real estate fund. Interest in partnership investments could be sold on the secondary market but cannot be redeemed. Instead, distributions are received as the underlying assets of the funds are liquidated. As of both December 31, 2023 and 2022, there were $3.3 million and $4.0 million, respectively, in unfunded commitments related to partnership/joint venture interests. One of the investments in partnerships and joint venture interests represents a limited partnership commingled fund valued using the NAV as reported by the fund manager; and
•Investments in hedge funds consist of hedge funds whose strategy is to produce a return uncorrelated with market movements. This fund is classified as a Level 3 because its valuation is derived from unobservable inputs. Shares in the hedge funds are generally redeemable twice a year or on the last business day of each quarter with at least 60 days written notice subject to a potential 5% holdback.

We review appraised values, audited financial statements and additional information to evaluate fair value estimates from our investment managers and/or fund administrator.

NOTE 11 — Income taxes

The components of Loss before income taxes consist of the following:

	Year ended December 31,
In thousands	2023	2022	2021
Domestic	$(55,073)	$(121,840)	$(152,796)
Foreign	48,908	44,934	64,875
Loss before income taxes	$(6,165)	$(76,906)	$(87,921)

The Provision for income taxes consists of the following:

	Year ended December 31,
In thousands	2023	2022	2021
Current:
Federal	$(311)	$(3,579)	$579
State and local	1,705	804	1,180
Foreign	8,821	1,575	1,521
Total current	10,215	(1,200)	3,280
Deferred:
Federal	6,436	(692)	27,842
State and local	399	(5,868)	1,663
Foreign	4,679	9,109	15,465
Total deferred	11,514	2,549	44,970
Provision for income taxes	$21,729	$1,349	$48,250

The Provision for income taxes varies from the federal statutory tax rate as a result of the following differences:

	Year ended December 31,
In percentage	2023	2022	2021
Federal statutory tax rate	21.0%	21.0%	21.0%
(Increase) decrease in taxes resulting from:
State and local income taxes, net of federal benefit	3.6	6.0	(3.0)
Debt refinancing	—	—	(30.2)
Change in valuation allowance	(130.0)	(30.9)	(40.6)
Foreign tax rates differences	(9.2)	0.4	0.8
Non-deductible parking	(2.5)	(0.2)	(0.3)
Non-deductible meals, entertainment	(12.8)	(0.9)	(0.9)
Gain (loss) on foreign exchange rate	2.4	0.4	(0.2)
Stock compensation windfall/(shortfall)	(24.2)	(0.2)	(0.2)
Partnership permanent differences	(2.0)	(0.1)	—
Tegna indemnification release	(2.8)	(0.7)	(0.4)
Foreign entities loss adjustments	(1.3)	(1.6)	(0.5)
Newsquest permanent differences	(7.6)	(0.1)	3.2
Nondeductible compensation	(13.4)	(2.3)	(0.4)
Provision to return and deferred tax adjustments	(45.1)	5.4	(4.9)
Capital loss carryforward	—	—	(1.6)
Paycheck Protection Program Loan forgiveness	—	—	3.8
Global intangible low-taxed income	(112.7)	(4.6)	(5.8)
Branch income	5.4	1.2	1.6
Profit on non-qualifying land and buildings	0.2	0.1	2.4
Uncertain tax positions	(134.5)	(2.6)	(8.6)
Deduction for interest expense	102.7	8.5	8.4
Other expenses	10.3	(0.6)	1.5
Effective tax rate	NM	(1.8)%	NM
NM indicates not meaningful.

Our effective tax rate for the year ended December 31, 2023 was not meaningful. The tax provision for 2023 was primarily impacted by the valuation allowances on non-deductible U.S. interest expense carryforwards, the global intangible low-taxed income inclusion from our U.K. operations, nondeductible compensation, and state and local tax expense, partially offset by the benefit from the pre-tax book loss.

Our effective tax rate for the year ended December 31, 2022 was negative 1.8%. The tax provision for 2022 was primarily impacted by the valuation allowances on non-deductible U.S. interest expense carryforwards, the global intangible low-taxed income inclusion, the release of uncertain tax positions in the U.S., and the reduction in the blended state tax rate, which were offset by the tax benefit of the pre-tax book loss.

Recent U.S. and international tax legislation

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the "Inflation Reduction Act"), which includes, among other provisions, changes to the U.S. corporate income tax system, including a 15% minimum tax based on "average adjusted financial statement income" exceeding $1 billion for any three consecutive years preceding the tax year and a 1% excise tax on net repurchases of stock in excess of $1 million after December 31, 2022. During the year ended December 31, 2023, we did not experience a material financial impact from the Inflation Reduction Act. We do not anticipate a material financial impact from the Inflation Reduction Act during 2024.

We are subject to income taxes and various other taxes in the U.S. and in many foreign jurisdictions; therefore, changes in both domestic and international tax laws or regulations have affected and may affect our effective tax rate, results of operations, and cash flows. The Organization for Economic Co-operation and Development (the "OECD")/G20 Inclusive Framework on

Base Erosion and Profit Shifting has agreed on a two-pillar approach to address tax challenges arising from the digitalization of the global economy by (i) allocating profits to market jurisdictions ("Pillar One") and (ii) ensuring multinational enterprises pay a minimum level of tax regardless of where the headquarters are located or the jurisdictions in which the company operates ("Pillar Two"). Pillar One targets multinational groups with global revenue exceeding €20 billion and a profit-to-revenue ratio of more than 10%. Companies subject to Pillar One will be required to allocate profits and pay taxes to market jurisdictions. Based on the current proposed revenue and profit thresholds, we do not expect to be subject to tax changes associated with Pillar One. Pillar Two focuses on global profit allocation and a global minimum tax rate. In December 2022, the European Union ("EU") Member States formally adopted the EU's Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the OECD Pillar Two Framework that was supported by over 130 countries worldwide. The EU Pillar Two Directive became effective on January 1, 2024.

The U.K. has enacted legislation to implement the OECD's Pillar Two rules with the passing of Finance (No.2) Act 2023. The legislation introduces a global minimum effective tax rate of 15% by implementing a domestic top-up tax and a multinational top-up tax for U.K. multinational corporations effective January 1, 2024. Other countries are also actively considering changes to their tax laws to adopt certain parts of the OECD's proposals. We do not expect that Pillar Two will have a material impact on the Consolidated financial statements.

The tax effects of each type of temporary differences and carryforwards that give rise to significant portions of our deferred tax assets and deferred tax liabilities are presented below:

	December 31,
In thousands	2023	2022
Deferred tax liabilities:
Fixed assets	$(5,565)	$(13,850)
Right of use asset	(60,384)	(61,366)
Convertible debt	(18,441)	(22,808)
Pension and other postretirement benefit obligations	(8,388)	—
Definite and indefinite lived intangible assets	(20,457)	(32,197)
Total deferred tax liabilities	$(113,235)	$(130,221)
Deferred tax assets:
Accrued compensation costs	12,900	15,507
Accrued liabilities	14,676	15,837
Disallowed interest	115,030	103,012
Goodwill	3,200	6,605
Pension and other postretirement benefit obligations	—	7,671
Partnership investments	4,231	4,491
Loss carryforwards	224,505	248,516
Lease liabilities	58,828	61,511
Other	27,000	22,309
Total deferred tax assets	$460,370	$485,459
Less: Valuation allowances	(312,038)	(300,059)
Total net deferred tax assets	$148,332	$185,400
Net deferred tax assets	$35,097	$55,179

In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the year ended December 31, 2023, the Company recorded an additional $12.0 million of valuation allowances against its deferred tax assets. The net increase in the valuation allowance was primarily due to changes in the U.S. disallowed interest expense carryforward of $12.0 million, a decrease of $4.7 million related to foreign valuation allowances, an increase related to currency translation adjustments of $3.0 million and other increases in the valuation allowance of $1.7 million. The Company considered all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets was needed. The Company reached the conclusion it was appropriate to record a valuation allowance against a portion of its federal deferred tax assets in light of available evidence. We relied on evidence shown by reversing taxable temporary differences, as well as expectations of future taxable income with the appropriate tax character.

During the year ended December 31, 2022, the Company recorded an additional $25.7 million of valuation allowances against its deferred tax assets. The increase in the valuation allowance is primarily due to increases in the U.S. disallowed interest expense carryforward, increases related to acquisitions, and decreases related to currency translation adjustment. The Company continues to maintain its existing valuation allowance against net deferred tax assets in many of its state and foreign jurisdictions as it is not believed to be more likely than not that its deferred tax assets will be realized in such jurisdictions.

The following table summarizes the activity related to our valuation allowance for deferred tax assets for the year ended December 31, 2023 (In thousands):

Balance at beginning of period	Additions/(reductions) charged to expenses	Additions/(reductions) for acquisitions/dispositions	Other additions to (deductions from) reserves	Foreign currency translation	Balance at end of period
$300,059	$9,024	$—	$—	$2,954	$312,037

The aforementioned valuation allowance relates to indefinite-lived intangible assets, nondeductible interest expense carryforwards, capital losses, state and foreign net operating losses and other tax attributes.

As of December 31, 2023, the Company had $444.5 million of Federal net operating loss ("NOL") carryforwards, $478.3 million of Federal disallowed business interest expense carryforwards, $1.088 billion of apportioned state NOL carryforwards and $203.9 million of foreign net NOL carryforwards. Additionally, as of December 31, 2023, the Company had $6.0 million of other business tax credits, $0.3 million of foreign tax credits, $4.9 million of state credits and $43.8 million of foreign capital loss carryforwards. The Federal NOL carryforwards begin to expire in 2033 and the state NOL carryforwards began to expire in 2023. The foreign NOLs begin to expire in 2030. The tax credits begin to expire in 2024. A portion of the NOLs are subject to the limitations of the Internal Revenue Code Section 382. This section provides limitations on the availability of NOL carryforwards to offset income if a corporation undergoes an "ownership change," generally defined as a greater than 50% change in equity ownership over a three-year period. The most recent analysis of our historical ownership change was completed through December 31, 2023. Based on the analysis, we do not anticipate a current limitation on tax attributes.

The following table summarizes the activity related to unrecognized tax benefits, excluding the federal tax benefit of state tax deductions:

	Year ended December 31,
In thousands	2023	2022	2021
Change in unrecognized tax benefits:
Balance at beginning of year	$43,697	$46,082	$40,885
Additions based on tax positions related to the current year	7,017	5,411	6,574
Additions for tax positions of prior years	1,327	—	607
Reductions for tax positions of prior years	(652)	(2,664)	(1,984)
Reductions due to lapsed statutes of limitations	(208)	(2,264)	—
Foreign currency translation	1,640	(2,868)	—
Balance at end of year	$52,821	$43,697	$46,082

At December 31, 2023, the Company's uncertain tax positions of $52.6 million, if recognized, would impact the effective tax rate. It is reasonably possible that the total amount of unrecognized tax benefits related to certain of the Company's uncertain tax positions could decrease by as much as $10 million to $16 million within the next twelve months as a result of ongoing audits, foreign judicial proceedings, lapses of statutes of limitations, or regulatory developments. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. At December 31, 2023 and 2022, the accrual for uncertain tax positions included $4.6 million and $3.9 million of interest and penalties, respectively.

The Company files a federal consolidated income tax return for which the statute of limitations remains open for any year for which a net operating loss is utilized, which for the Company is the 2010 tax year and subsequent years. U.S. state jurisdictions have statute of limitations generally ranging from 3 to 6 years. On November 19, 2019, New Media Investment Group Inc. ("New Media") completed its acquisition of Gannett Co., Inc. (which was renamed Gannett Media Corp. and is referred to as "Legacy Gannett"). The federal income tax returns for calendar years 2015-2017 for Legacy Gannett are under federal audit. The U.K. income tax returns for calendar years 2018-2021 for Newsquest Capital Ltd. are under audit. The statute of limitations for the Company's U.K. income tax return remains open for tax years for 2021 and forward.

NOTE 12 — Supplemental equity and other information

Loss per share

The following table sets forth the information to compute basic and diluted loss per share:

	Year ended December 31,
In thousands, except per share data	2023	2022	2021
Net loss attributable to Gannett	$(27,791)	$(78,002)	$(134,962)

Basic weighted average shares outstanding	139,633	136,903	134,783
Diluted weighted average shares outstanding	139,633	136,903	134,783

Loss per share attributable to Gannett - basic	$(0.20)	$(0.57)	$(1.00)
Loss per share attributable to Gannett - diluted	$(0.20)	$(0.57)	$(1.00)

The Company excluded the following securities from the computation of diluted income per share because their effect would have been antidilutive:

	Year ended December 31,
In thousands	2023	2022	2021
Warrants (a)	—	845	845
Stock options	6,068	6,068	6,068
Restricted stock grants (b)	8,608	8,616	9,854
2027 Notes (c)	97,057	97,057	98,168
(a)The warrants expired on November 26, 2023.
(b)Includes Restricted stock awards ("RSA"), Restricted stock units ("RSU") and Performance stock units ("PSU").
(c)     Represents the total number of shares that would be convertible at December 31, 2023 and 2022 as stipulated in the 2027 Notes Indenture. The amount for the year ended December 31, 2021 reflects the adjustment for the weighted average impact of the repurchase of $11.8 million aggregate principal of 2027 Notes as described below.

The 2027 Notes may be converted at any time by the holders into cash, shares of the Company's Common Stock or any combination of cash and Common Stock, at the Company's election. In November 2021, the Company entered into separate, privately negotiated agreements with certain holders of our 2027 Notes and repurchased $11.8 million aggregate principal of outstanding 2027 Notes. Conversion of all of the 2027 Notes into Common Stock (assuming the maximum increase in the conversion rate as a result of a Make-Whole Fundamental Change but no other adjustments to the conversion rate), would result in the issuance of an aggregate of 287.2 million shares of Common Stock. The Company has excluded approximately 190.1 million shares from the loss per share calculation, representing the difference between the total number of shares that would be convertible at December 31, 2023 and the total number of shares issuable assuming the maximum increase in the conversion rate.

Share-based compensation

Share-based compensation expense was $16.6 million, $16.8 million, and $18.4 million for the years ended December 31, 2023, 2022, and 2021, respectively, and is included in Selling, general and administrative expenses on the Consolidated statements of operations and comprehensive income (loss). Total compensation cost not yet recognized related to non-vested awards as of December 31, 2023 was $15.9 million, which is expected to be recognized over a weighted average period of 1.6 years through August 2025.

Equity awards

On June 5, 2023, the Company's 2023 Stock Incentive Plan (the "2023 Incentive Plan") was approved by the Company's stockholders and became effective. The 2023 Incentive Plan replaced the Company's 2020 Omnibus Incentive Compensation Plan (the "2020 Incentive Plan"), which had replaced the Company's 2015 Omnibus Incentive Compensation Plan (the "2015

Incentive Plan"), such that no further awards were or will be granted pursuant to the 2020 Incentive Plan and the 2015 Incentive Plan.

With respect to restricted stock awards ("RSAs") granted pursuant to award agreements under the 2023 Incentive Plan, if service terminates for certain specified conditions, all unvested shares of restricted stock may be forfeited. During the period prior to the lapse and removal of the vesting restrictions, a grantee of a RSA will have all the rights of a stockholder, including without limitation, the right to vote and the right to receive dividends or other distributions, if any. Any dividends or other distributions that are declared with respect to the shares of restricted stock will be paid at the time such shares vest. The value of the RSAs on the date of issuance is recognized in Selling, general, and administrative expenses over the vesting period with a corresponding increase to additional paid-in-capital. Beginning in 2023, RSAs granted generally vest in equal annual installments over a three-year period subject to the participants' continued employment with the Company and the terms of the applicable award agreements. RSAs granted prior to 2023 vest 33.3% on the first and second anniversary of the date of grant, and 33.4% on the third anniversary of the date of grant, subject to the participants' continued employment with the Company and the terms of the applicable award agreement.

The following table outlines RSA activity:

	Year ended December 31,
	2023		2022		2021
	Number of RSAs (In thousands)	Weighted- average grant date fair value	Number of RSAs (In thousands)	Weighted- average grant date fair value	Number of RSAs (In thousands)	Weighted- average grant date fair value
Unvested at beginning of year	8,616	$4.40	6,949	$4.32	5,181	$3.39
Granted	5,171	1.87	7,427	4.29	4,100	5.29
Vested	(3,910)	4.11	(2,633)	4.63	(1,956)	3.80
Forfeited	(1,421)	3.68	(3,127)	3.75	(376)	4.76
Unvested at end of year	8,456	$3.09	8,616	$4.40	6,949	$4.32

As of December 31, 2023, the aggregate intrinsic value of unvested RSAs was $19.4 million.

Restricted stock units ("RSUs") generally vest in equal annual installments over a three-year period subject to the participants' continued employment with the Company and the terms of the applicable award agreement, and we recognize compensation costs for these awards based on the fair market value of the award as of the grant date.

Performance stock units ("PSUs") are subject to the achievement of certain performance goals over the eligible period and the terms of the applicable award agreement. Compensation cost ultimately recognized for these PSUs will equal the grant-date fair market value of the unit that coincides with the actual outcome of the performance conditions. On an interim basis, we record compensation cost based on the expected level of achievement of the performance conditions.

The following table outlines RSU and PSU activity:

	Year ended December 31,
	2023		2022		2021
	Number of RSUs & PSUs (In thousands)	Weighted- average grant date fair value	Number of RSUs & PSUs (In thousands)	Weighted- average grant date fair value	Number of RSUs & PSUs (In thousands)	Weighted- average grant date fair value
Unvested at beginning of year	1,000	$3.04	2,905	$4.05	2,513	$6.28
Granted (a)	332	1.83	332	4.63	2,000	3.04
Vested	(152)	3.04	(1,905)	4.58	(1,576)	6.28
Forfeited and canceled (b)	(999)	2.85	(332)	4.63	(32)	6.28
Unvested at end of year	181	$1.83	1,000	$3.04	2,905	$4.05
(a) There were no RSUs granted during the years ended December 31, 2023, 2022 and 2021.
(b) For the years ended December 31, 2023 and 2022, includes 900 thousand and 332 thousand, respectively, of PSUs canceled since the performance goals were not achieved during the eligible period. There were no PSUs canceled during the year ended December 31, 2021.

As of December 31, 2023, the aggregate intrinsic value of unvested PSUs was $0.4 million.

Stock options

As of December 31, 2023, FIG LLC, the former manager of the Company, held stock options exercisable for 6,068 thousand shares of Common Stock, all of which are exercisable and had a weighted-average grant date fair value, weighted-average exercise price and weighted-average remaining contractual term of $1.78, $13.97 and 4.2 years, respectively.

Cash awards

The Company grants certain employees either long-term cash awards ("LTCAs") or cash performance units ("CPUs"). During 2023, our LTCAs and CPUs were granted during the first quarter, and in the future we anticipate the majority of our LTCAs and CPUs to be granted in the third quarter of our fiscal year. CPUs generally vest and pay out in cash on the third anniversary of the grant date based upon the achievement of threshold goals depending on actual performance against financial objectives over a three-year period. LTCAs generally vest and pay out in cash on the first, second and third anniversaries of the date of grant. As of December 31, 2023, there was approximately $8.9 million of unrecognized compensation expense related to cash awards.

Preferred stock

The Company has authorized 300,000 shares of preferred stock, par value $0.01 per share, issuable in one or more series designated by the Company's Board of Directors, none of which are outstanding. There were no issuances of preferred stock during the year ended December 31, 2023.

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

During the year ended December 31, 2023, we did not repurchase any shares of Common Stock under the Stock Repurchase Program. As of December 31, 2023, the remaining authorized amount under the Stock Repurchase Program was approximately $96.9 million.

Accumulated other comprehensive income (loss)

The following tables summarize the components of, and the changes in, Accumulated other comprehensive income (loss), net of tax:

In thousands	Pension and postretirement benefit plans	Foreign currency translation	Total
Balance at December 31, 2020	$40,441	$9,732	$50,173
Other comprehensive income (loss) before reclassifications	10,382	(604)	9,778
Amounts reclassified from accumulated other comprehensive income (a) (b)	47	—	47
Net current period other comprehensive income (loss), net of taxes	10,429	(604)	9,825
Balance at December 31, 2021	$50,870	$9,128	$59,998
Other comprehensive loss before reclassifications	(136,352)	(24,008)	(160,360)
Amounts reclassified from accumulated other comprehensive loss (a) (b) (c)	(869)	—	(869)
Net current period other comprehensive loss, net of taxes	(137,221)	(24,008)	(161,229)
Balance at December 31, 2022	$(86,351)	$(14,880)	$(101,231)
Other comprehensive income before reclassifications	22,639	13,683	36,322
Amounts reclassified from accumulated other comprehensive loss (a) (b)	(632)	—	(632)
Net current period other comprehensive income, net of taxes	22,007	13,683	35,690
Balance at December 31, 2023	$(64,344)	$(1,197)	$(65,541)
(a)Accumulated other comprehensive income (loss) component represents amortization of actuarial loss and is included in the computation of net periodic benefit cost. See Note 9 — Pensions and other postretirement benefit plans.
(b) Amounts reclassified from accumulated other comprehensive income (loss) are recorded net of tax impacts of $0.2 million, $0.3 million, and $0.02 million for the years ended December 31, 2023, 2022, and 2021, respectively.
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

On June 20, 2023, the Company filed a civil action against Google LLC and Alphabet Inc. (together, "Google") in the U.S. District Court in the Southern District of New York seeking injunctive relief and damages for the anticompetitive monopolization of advertising technology markets and for deceptive commercial practices. The Company's complaint details more than a dozen anticompetitive and deceptive acts that the Company believes demonstrate Google's unfair control and manipulation of all sides of each online advertising transaction. The Company intends to vigorously pursue this action. However, at this stage, the Company is unable to predict the outcome or impact on its business and financial results. The Company is accounting for this matter as a gain contingency, and will record any such gain in future periods, if and when the contingency is resolved, in accordance with ASC 450, "Contingencies." We do not expect pursuing this lawsuit to be a significant cost to us.

The Company was a defendant in a lawsuit titled Scott O. Sapulpa ("Plaintiff") v. Gannett Co., Inc. in the District Court in the State of Oklahoma. In February 2024, a jury found for the Plaintiff and awarded compensatory damages of $5 million and $20 million in punitive damages. While we cannot predict with certainty the ultimate outcome of this action, the Company intends to seek appellate review of the case. We are currently unable to estimate a range of reasonably possible loss; however, we believe that damages, if any, would be covered by the Company's insurance policies. As a result, we believe the outcome will not have a material impact on the Company's consolidated financial statements.

Other

Purchase obligations

We have future expected purchase obligations, in the normal course of operations, of $256.2 million related to digital licenses and information technology services, printing contracts, professional services, interactive marketing agreements, and other legally binding commitments. Amounts which we are liable for under purchase orders outstanding at December 31, 2023, are reflected in the Consolidated balance sheets as Accounts payable and are excluded from the amounts referred to above.

Self-insurance

We are self-insured for most of our employee medical coverage and for our casualty, general liability, and libel coverage (subject to a cap above which third-party insurance is in place). The liabilities, which are reflected in Accounts payable and Other long-term liabilities in the Consolidated balance sheets, are established on an actuarial basis with the advice of consulting actuaries and totaled $43.1 million and $51.1 million as of December 31, 2023 and 2022, respectively.

NOTE 14 — Segment reporting

We define our reportable segments based on the way the Chief Operating Decision Maker ("CODM"), which is our Chief Executive Officer, manages the operations for purposes of allocating resources and assessing performance. Effective with the fourth quarter of 2023, the Company is reporting financial information for its Newsquest business in a separate segment. Previously, the financial information for this segment was aggregated with Domestic Gannett Media and, together, formed the Gannett Media reportable segment. As a result, the Company has revised its historical disclosures to reflect the new Domestic Gannett Media and Newsquest reportable segments for all years presented. Our reportable segments include the following:

•Domestic Gannett Media is comprised of our portfolio of local, regional, and national newspaper publishers. The results of this segment include Advertising and marketing services revenues from local, classified, and national advertising across multiple platforms, including print, online, mobile, and tablet as well as niche publications, Circulation revenues from home delivery, digital distribution and single copy sales of our publications, and Other revenues, mainly from commercial printing, distribution arrangements, revenues from our events business, digital content syndication and affiliate revenues, and third-party newsprint sales.

•Newsquest is comprised of our portfolio of international newspaper publishers. The results of this segment include Advertising and marketing services revenues from local, classified, and national advertising across multiple platforms, including print, online, mobile, and tablet as well as niche publications, Circulation revenues from home delivery, digital distribution and single copy sales of our publications, and Other revenues, mainly from digital production revenues and commercial printing.

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

In addition to the reportable segments above, we have a Corporate and other category that includes activities not directly attributable to a specific reportable segment. This category primarily consists of broad corporate functions, including legal, human resources, accounting, analytics, finance, marketing and technology, as well as other general business costs.

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

	Year ended December 31,
In thousands	2023	2022	2021
Revenues:
Domestic Gannett Media	2,095,853	2,379,806	2,678,117
Newsquest	233,980	234,630	208,618
Digital Marketing Solutions	477,909	468,883	442,299
Corporate and other	6,268	5,440	8,371
Intersegment Eliminations	(150,460)	(143,456)	(129,322)
Total revenues	2,663,550	2,945,303	3,208,083
Adjusted EBITDA:
Domestic Gannett Media	194,641	207,648	384,933
Newsquest	50,128	40,027	49,040
Digital Marketing Solutions	53,223	57,580	50,960
Corporate and other	(30,309)	(47,972)	(51,221)
Net loss attributable to noncontrolling interests	103	253	1,209
Interest expense	111,776	108,366	135,748
(Gain) loss on early extinguishment of debt	(4,529)	(399)	48,708
Non-operating pension income	(9,382)	(58,953)	(95,357)
Loss on convertible notes derivative	—	—	126,600
Depreciation and amortization	162,622	182,022	203,958
Integration and reorganization costs(a)	24,468	87,974	49,284
Other operating expenses	1,550	1,892	20,952
Asset impairments	1,370	1,056	3,976
(Gain) loss on sale or disposal of assets, net	(40,101)	(6,883)	17,208
Share-based compensation expense	16,567	16,751	18,439
Other items	9,404	2,110	(9,092)
Loss before income taxes	(6,165)	(76,906)	(87,921)
Provision for income taxes	21,729	1,349	48,250
Net loss	(27,894)	(78,255)	(136,171)
Net loss attributable to noncontrolling interests	$(103)	$(253)	$(1,209)
Net loss attributable to Gannett	$(27,791)	$(78,002)	$(134,962)
(a)    For the years ended December 31, 2023, 2022 and 2021, Integration and restructuring costs mainly reflect severance-related expenses and other restructuring-related expenses, which represent costs for consolidating operations, systems implementation, outsourcing of corporate functions and facility consolidations.

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

NOTE 15 — Subsequent events

On February 15, 2024, the Company decided to relocate its Corporate headquarters from McLean, Virginia to its existing leased office space in New York, New York effective March 31, 2024. The Company will exit, cease use and continue to seek subleases for its leased facility in McLean. As a result of the headquarters relocation, the Company expects to record impairment charges of approximately $45.0 million during the three months ended March 31, 2024 related to the McLean operating lease right-of-use asset and the associated leasehold improvements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company's management to allow timely decisions regarding the required disclosure.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's fourth quarter of the fiscal year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information captioned "Information Concerning our Director Nominees" under the heading "Proposal No. 1 Election of Directors," the information captioned "Named Executive Officers" under the heading "Compensation Discussion and Analysis," and the information captioned "Statement on Corporate Governance," "Board and Committee Meetings," "Audit Committee," and "Nominating and Corporate Governance Committee" under the heading "Environmental, Social and Governance Matters" in our 2024 proxy statement is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION

The information under the headings "Compensation Discussion and Analysis," "Compensation Committee Report," and "CEO Pay Ratio" in our 2024 proxy statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information captioned "Equity Compensation Plan Information" under the heading "Compensation Discussion and Analysis" and the information under the heading "Common Stock Ownership of Certain Beneficial Owners and Management" in our 2024 proxy statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information captioned "Determination of Director and Director Nominee Independence" under the heading "Environmental, Social and Governance Matters" and the information under the heading "Related Persons Transactions" in our 2024 proxy statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the heading "Proposal No. 2 Ratification of the Appointment of Grant Thornton LLP as our Independent Registered Public Accounting Firm" in our 2024 proxy statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)Financial Statements, Financial Statement Schedules and Exhibits.
(1)Financial Statements.
As listed in the Index to Financial Statements and Supplementary Data on page 78.
(2)Financial Statement Schedules.
All schedules are omitted as the required information is not applicable or the information is presented in the Consolidated financial statements or related notes.
(3)Exhibits.

Exhibit Number	Exhibit	Location

3.1	Amended and Restated Certificate of Incorporation of the Company.	Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q, filed August 2, 2018.
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company.	Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed November 20, 2019.
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of Gannett Co., Inc.	Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed April 7, 2020.
3.4	Certificate of Elimination of the Series A Junior Participating Preferred Stock of Gannett Co., Inc.	Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed May 8, 2023.
3.5	Amended and Restated Bylaws of the Company.	Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed November 20, 2019.
4.1	Indenture (including Form of Note) with respect to 4.750% Convertible Senior Notes due 2024, dated as of April 9, 2018, between Gannett Co., Inc. and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to Legacy Gannett's Current Report on Form 8-K, filed April 9, 2018.
4.2	First Supplemental Indenture, dated as of November 19, 2019, by and among Gannett Co., Inc., New Media Investment Group Inc., and U.S. Bank National Association.	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed November 20, 2019.
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
Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed October 18, 2021.

4.8	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended.	Filed herewith.
10.1	Credit Agreement, dated as of November 19, 2019, by and among Gannett Co., Inc., Gannett Holdings LLC, each person listed as a guarantor on the signature pages thereto, the lenders from time to time party thereto and Cortland Capital Market Services LLC, as collateral agent and administrative agent.	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed November 20, 2019.
10.2	Amendment No. 1, dated as of December 9, 2019, to the Credit Agreement, by and among Gannett Co., Inc., Gannett Holdings LLC, each person listed as a guarantor on the signature pages thereto, the lenders from time to time party thereto and Cortland Capital Market Services LLC, as collateral agent and administrative agent.	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed May 7, 2020.
10.3	Amendment No. 2, dated as of April 6, 2020, to the Credit Agreement, by and among Gannett Co., Inc., Gannett Holdings LLC, each person listed as a guarantor on the signature pages thereto, the lenders from time to time party thereto and Cortland Capital Market Services LLC, as collateral agent and administrative agent.	Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, filed May 7, 2020.
10.4	Amendment No. 3, dated as of October 30, 2020, to the Credit Agreement, by and among Gannett Co., Inc., Gannett Holdings LLC, each Guarantor party thereto, the lenders from time to time party thereto and Alter Domus Products Corp., as collateral and administrative agent.	Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K, filed February 26, 2021.
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
Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed December 22, 2020.
10.7	Registration Rights Agreement, dated as of November 19, 2019, by and among Gannett Co., Inc., FIG LLC and such other persons from time to time party thereto.	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed November 20, 2019.
10.8	Amendment No. 1 to Registration Rights Agreement, dated as of November 17, 2020, by and among Gannett Co., Inc. and FIG LLC.	Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed November 18, 2020.
10.9	Amended and Restated Management and Advisory Agreement, dated August 5, 2019, between New Media Investment Group Inc. and FIG LLC.	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed August 6, 2019.
10.10	Termination Agreement, dated as of December 21, 2020, by and between Gannett Co., Inc. and FIG LLC.	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed December 22, 2020.
10.11	Gannett Co., Inc. 2023 Annual Bonus Plan.*†	Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, filed May 4, 2023.
10.12	Gannett Co., Inc. 2023 Stock Incentive Plan.*	Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-272656), filed June 15, 2023.

10.13	Form of Gannett Co., Inc. Director Restricted Stock Award Agreement (2023 Stock Incentive Plan)*	Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed November 2, 2023.
10.14	2020 Omnibus Incentive Compensation Plan, adopted as of February 26, 2020.*	Incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K, filed March 2, 2020.
10.15	Amendment No. 1 to 2020 Omnibus Incentive Compensation Plan.*	Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed December 28, 2020.
10.16	Form of Nonqualified Stock Option Agreement between New Media Investment Group Inc. and Fortress Operating Entity I LP.*	Incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K, filed March 19, 2014.
10.17	Form of Nonqualified Stock Option Agreement between New Media Investment Group Inc. and Fortress Operating Entity I LP.	Attached as Exhibit A to the Amended and Restated Management and Advisory Agreement filed as Exhibit 10.10 hereto.
10.18	Form of Gannett Co., Inc. Director Restricted Stock Award Agreement (2020 Omnibus Incentive Compensation Plan, as amended).*	Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K, filed February 26, 2021.
10.19	Gannett Co., Inc. Form of Employee Restricted Stock Grant Agreement (2020 Omnibus Incentive Compensation Plan, as amended).*	Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K, filed February 26, 2021.
10.20	Form of Gannett Co., Inc. Employee Performance Restricted Stock Unit Grant Agreement (2020 Omnibus Incentive Compensation Plan, as amended).*	Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed May 5, 2022.
10.21	Form of Gannett Co., Inc. Employee Cash Performance Unit Award Agreement (2020 Omnibus Incentive Compensation Plan, as amended).*	Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed May 4, 2023.
10.22	Form of Gannett Co., Inc. Employee Restricted Stock Grant Agreement (2020 Omnibus Incentive Compensation Plan, as amended).*	Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed May 4, 2023.
10.23	Form of Gannett Co., Inc. Employee Long-Term Cash Award Agreement (2020 Omnibus Incentive Compensation Plan, as amended).*	Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed May 4, 2023.
10.24	2015 Change in Control Severance Plan, as amended and restated as of December 23, 2020.*	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed December 28, 2020.
10.25	Key Employee Severance Plan, as amended and restated as of December 23, 2020.*	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed December 28, 2020.
10.26	Form of Indemnification Agreement to be entered into by New Media Investment Group Inc. with each of its executive officers and directors.	Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form 10/A (File No. 001-36097), filed November 8, 2013.
10.27	Offer Letter Agreement, dated March 25, 2020, by and between Gannett Co., Inc. and Douglas E. Horne.*	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed April 6, 2020.
10.28	Offer Letter Agreement, dated December 21, 2020, by and between Gannett Co., Inc. and Michael E. Reed.*	Incorporated by reference to Exhibit 10.50 to the Company's Annual Report on Form 10-K, filed February 26, 2021.
10.29	Gannett Co., Inc. Performance Restricted Stock Unit Grant Agreement between Gannett Co., Inc. and Michael Reed, dated as of January 8, 2021.*	Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-251972), filed January 8, 2021.
10.30	Amended and Restated Performance Restricted Stock Unit Grant Agreement between Gannett Co., Inc. and Michael Reed, effective as of January 8, 2021.*	Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed May 7, 2021.
10.31	Employee Performance Restricted Stock Unit Grant Agreement between Gannett Co., Inc. and Michael Reed, effective as of January 8, 2021.*	Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed May 7, 2021.

10.32	Investor Agreement, dated as of November 17, 2020, by and among Gannett Co., Inc., the other Persons signatory thereto and such other Persons, if any, that from time to time become party thereto as Holders.	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed November 18, 2020.
10.33
Credit Agreement, dated as of February 9, 2021, among Gannett Co., Inc., Gannett Holdings LLC, each Guarantor party thereto, the Lenders from time to time party thereto and Citibank, N.A., as collateral and administrative agent.
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed February 12, 2021.
10.34	First Lien Credit Agreement, dated as of October 15, 2021, by and among Gannett Co., Inc., Gannett Holdings LLC, each Guarantor party thereto, the Lenders from time to time party thereto, Citibank, N.A., as collateral agent and administrative agent for the Lenders.	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed October 18, 2021.
10.35
Amendment No. 1, dated as of January 31, 2022, to the First Lien Credit Agreement dated as of October 15, 2021, by and among Gannett Co., Inc., Gannett Holdings LLC, the Guarantors from time to time party thereto, the Lenders from time to time party thereto, and Citibank N.A., as administrative agent and collateral agent.
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed February 4, 2022.
10.36	Amendment No. 2, dated as of March 21, 2022, to the First Lien Credit Agreement dated as of October 15, 2021, as amended, by and among Gannett Co., Inc., Gannett Holdings LLC, the Guarantors from time to time party thereto, the Lenders from time to time party thereto, and Citibank N.A., as administrative agent and collateral agent.	Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed August 4, 2022.
10.37	Amendment No. 3, dated as of April 8, 2022, to the First Lien Credit Agreement dated as of October 15, 2021, as amended, by and among Gannett Co., Inc., Gannett Holdings LLC, the Guarantors from time to time party thereto, the Lenders from time to time party thereto, and Citibank N.A., as administrative agent and collateral agent.	Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed August 4, 2022.
16.1	Letter from Ernst & Young LLP to the Securities and Exchange Commission dated March 13, 2023.	Incorporated by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K, filed March 13, 2023.
21.1	List of subsidiaries.	Filed herewith.
23.1	Consent of Ernst & Young LLP.	Filed herewith.
23.2	Consent of Grant Thornton LLP.	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.	Filed herewith.
32.1	Section 1350 Certification of Principal Executive Officer.	Furnished herewith.
32.2	Section 1350 Certification of Principal Financial Officer.	Furnished herewith.
97.1*	Gannett Co., Inc. Policy for the Recovery of Erroneously Awarded Compensation.	Filed herewith.

101
The following financial information from Gannett Co., Inc. Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL includes: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) Consolidated Statements of Cash Flows; (iv) Consolidated Statements of Equity; and (v) the Notes to Consolidated Financial Statements.
Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith.

*	Management contract or compensatory plan or arrangement.
†	Portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.
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

Dated: February 22, 2024	GANNETT CO., INC. (Registrant)

	By:	/s/ Douglas E. Horne
Douglas E. Horne
Chief Financial Officer (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Dated: February 22, 2024	/s/ Michael E. Reed
Michael E. Reed
Chief Executive Officer and
President (principal executive officer)

Dated: February 22, 2024	/s/ Douglas E. Horne
Douglas E. Horne
Chief Financial Officer
(principal financial officer)

Dated: February 22, 2024	/s/ Cindy Gallagher
Cindy Gallagher
Chief Accounting Officer
(principal accounting officer)

Dated: February 22, 2024	/s/ Theodore Janulis
Theodore Janulis, Director

Dated: February 22, 2024	/s/ John Jeffry Louis
John Jeffry Louis, Director

Dated: February 22, 2024	/s/ Maria Miller
Maria Miller, Director

Dated: February 22, 2024	/s/ Michael E. Reed
Michael E. Reed
Director, Chairman

Dated: February 22, 2024	/s/ Debra Sandler
Debra Sandler, Director

Dated: February 22, 2024	/s/ Kevin Sheehan
Kevin Sheehan, Director

Dated: February 22, 2024	/s/ Laurence Tarica
Laurence Tarica, Director

Dated: February 22, 2024	/s/ Barbara Wall
Barbara Wall, Director

Dated: February 22, 2024	/s/ Amy Reinhard
Amy Reinhard, Director