Form 10-Q
period 2024-03-31
Gannett Co., Inc.
filed 2024-05-02
CIK 1579684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number 001-36097
___________________________
GANNETT CO., INC.
(Exact name of registrant as specified in its charter)
___________________________

Delaware			38-3910250
(State or Other Jurisdiction of Incorporation or Organization)			(I.R.S. Employer Identification No.)

175 Sully's Trail, Suite 203,	Pittsford,	New York	14534-4560
(Address of principal executive offices)			(Zip Code)
Registrant's telephone number, including area code: (585) 598-0030
7950 Jones Branch Drive, McLean, Virginia 22107-0910
(Former name, former address and former fiscal year if changed since last report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of April 29, 2024, 147,547,609 shares of the registrant's Common Stock were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Part I, Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Part II, Item 1A — Risk Factors" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our current views regarding, among other things, our future growth, results of operations, performance, business prospects and opportunities, stock repurchases, and our environmental, social and governance goals, and are not statements of historical fact. Words such as "anticipate(s)," "expect(s)," "intend(s)," "plan(s)," "target(s)," "focus," "goal," "project," "believe(s)," "will," "aim," "would," "could," "can," "may," "seek(s)," "estimate(s)" and similar expressions are intended to identify such forward-looking statements.

Forward-looking statements are based on management's current expectations and beliefs and are subject to a number of known and unknown risks, uncertainties, and other factors that could lead to actual results materially different from those described in the forward-looking statements. We can give no assurance our expectations will be attained. Our actual results, liquidity, and financial condition may differ from the anticipated results, liquidity, and financial condition indicated in the forward-looking statements. Forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause our actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others, the risks identified by us under the heading "Risk Factors" in this Quarterly Report on Form 10-Q, and under the heading "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on February 22, 2024, as well as other risks and factors identified from time to time in our subsequent filings with the Securities and Exchange Commission. You are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Except to the extent required by law, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions, or circumstances on which any statement is based.

INDEX TO GANNETT CO., INC.
Q1 2024 FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GANNETT CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share data	March 31, 2024	December 31, 2023
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$93,334	$100,180
Accounts receivable, net of allowance of $15,543 and $16,338 as of March 31, 2024 and December 31, 2023, respectively	244,082	266,096
Inventories	23,622	26,794
Prepaid expenses	44,386	36,210
Other current assets	20,344	14,957
Total current assets	425,768	444,237
Property, plant and equipment, net of accumulated depreciation of $330,747 and $336,408 as of March 31, 2024 and December 31, 2023, respectively	238,902	239,087
Operating lease assets	166,911	221,733
Goodwill	533,743	533,876
Intangible assets, net	501,640	524,350
Deferred tax assets	34,243	37,125
Pension and other assets	187,959	180,839
Total assets	$2,089,166	$2,181,247

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$300,340	$293,444
Deferred revenue	119,509	120,502
Current portion of long-term debt	64,263	63,752
Operating lease liabilities	43,586	45,763
Other current liabilities	9,303	10,052
Total current liabilities	537,001	533,513
Long-term debt	550,044	564,836
Convertible debt	419,671	416,036
Deferred tax liabilities	6,604	2,028
Pension and other postretirement benefit obligations	41,121	42,661
Long-term operating lease liabilities	192,293	203,871
Other long-term liabilities	109,451	100,989
Total noncurrent liabilities	1,319,184	1,330,421
Total liabilities	1,856,185	1,863,934
Commitments and contingent liabilities (See Note 11)
Equity
Preferred stock, $0.01 par value per share, 300,000 shares authorized, none of which were issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value per share, 2,000,000,000 shares authorized, 158,564,950 shares issued and 147,585,710 shares outstanding at March 31, 2024; 158,554,705 shares issued and 148,939,463 shares outstanding at December 31, 2023	1,586	1,586
Treasury stock, at cost, 10,979,240 shares and 9,615,242 shares at March 31, 2024 and December 31, 2023, respectively	(19,927)	(17,393)
Additional paid-in capital	1,429,137	1,426,325
Accumulated deficit	(1,111,960)	(1,027,192)
Accumulated other comprehensive loss	(65,383)	(65,541)
Total Gannett stockholders' equity	233,453	317,785
Noncontrolling interests	(472)	(472)
Total equity	232,981	317,313
Total liabilities and equity	$2,089,166	$2,181,247
The accompanying notes are an integral part of these condensed consolidated financial statements.

GANNETT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended March 31,
In thousands, except per share amounts	2024	2023
Digital	$267,499	$247,478
Print and commercial	368,262	421,439
Total revenues	635,761	668,917
Operating costs	402,399	430,188
Selling, general and administrative expenses	180,489	180,390
Depreciation and amortization	38,298	43,698
Integration and reorganization costs	17,881	12,127
Asset impairments	45,989	5
Loss (gain) on sale or disposal of assets, net	552	(17,681)
Other operating expenses	39	229
Total operating expenses	685,647	648,956
Operating (loss) income	(49,886)	19,961
Interest expense	26,565	28,330
Gain on early extinguishment of debt	(617)	(496)
Non-operating pension income	(3,146)	(1,815)
Equity loss (income) in unconsolidated investees, net	185	(210)
Other non-operating expense, net	1,817	1,221
Non-operating expenses	24,804	27,030
Loss before income taxes	(74,690)	(7,069)
Provision (benefit) for income taxes	10,078	(17,329)
Net (loss) income	(84,768)	10,260
Net loss attributable to noncontrolling interests	—	(84)
Net (loss) income attributable to Gannett	$(84,768)	$10,344

(Loss) income per share attributable to Gannett - basic	$(0.60)	$0.07
(Loss) income per share attributable to Gannett - diluted	$(0.60)	$0.07

Other comprehensive income (loss):
Foreign currency translation adjustments	$(689)	$6,337
Pension and other postretirement benefit items:
Net actuarial (loss) gain	(538)	11,596
Amortization of net actuarial gain	237	4
Amortization of prior service cost	(125)	16
Equity method investments	116	610
Other	1,327	(2,911)
Total pension and other postretirement benefit items	1,017	9,315
Other comprehensive income before tax	328	15,652
Income tax provision related to components of other comprehensive income (loss)	170	2,362
Other comprehensive income, net of tax	158	13,290
Comprehensive (loss) income	(84,610)	23,550
Comprehensive loss attributable to noncontrolling interests	—	(84)
Comprehensive (loss) income attributable to Gannett	$(84,610)	$23,634
The accompanying notes are an integral part of these condensed consolidated financial statements.

GANNETT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
In thousands	2024	2023
Operating activities
Net (loss) income	$(84,768)	$10,260
Adjustments to reconcile net (loss) income to operating cash flows:
Depreciation and amortization	38,298	43,698
Share-based compensation expense	2,826	3,736
Non-cash interest expense	5,260	5,267
Loss (gain) on sale or disposal of assets, net	552	(17,681)
Gain on early extinguishment of debt	(617)	(496)
Asset impairments	45,989	5
Pension and other postretirement benefit obligations	(11,211)	(3,725)
Equity loss (income) in unconsolidated investees, net	185	(210)
Change in other assets and liabilities, net	25,937	(34,136)
Cash provided by operating activities	22,451	6,718
Investing activities
Purchase of property, plant and equipment	(12,999)	(8,798)
Proceeds from sale of real estate and other assets	575	29,502
Change in other investing activities	(2)	—
Cash (used for) provided by investing activities	(12,426)	20,704
Financing activities
Repayments of long-term debt	(15,290)	(36,178)
Treasury stock	(2,532)	(2,139)
Changes in other financing activities	(423)	(323)
Cash used for financing activities	(18,245)	(38,640)
Effect of currency exchange rate change on cash	984	38
Decrease in cash, cash equivalents and restricted cash	(7,236)	(11,180)
Cash, cash equivalents and restricted cash at beginning of period	110,612	104,804
Cash, cash equivalents and restricted cash at end of period	$103,376	$93,624
The accompanying notes are an integral part of these condensed consolidated financial statements.

GANNETT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three months ended March 31, 2024
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Treasury stock		Non-controlling interest
In thousands	Shares	Amount				Shares	Amount		Total
Balance at December 31, 2023	158,555	$1,586	$1,426,325	$(65,541)	$(1,027,192)	9,615	$(17,393)	$(472)	$317,313
Net loss attributable to Gannett	—	—	—	—	(84,768)	—	—	—	(84,768)
Other comprehensive income, net(a)	—	—	—	158	—	—	—	—	158
Share-based compensation expense	—	—	2,826	—	—	—	—	—	2,826
Issuance of common stock	10	—	25	—	—	—	—	—	25
Treasury stock	—	—	—	—	—	1,151	(2,532)	—	(2,532)
Restricted share forfeiture	—	—	—	—	—	213	(2)	—	(2)
Other activity	—	—	(39)	—	—	—	—	—	(39)
Balance at March 31, 2024	158,565	$1,586	$1,429,137	$(65,383)	$(1,111,960)	10,979	$(19,927)	$(472)	$232,981

	Three months ended March 31, 2023
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Treasury stock		Non-controlling interest
In thousands	Shares	Amount				Shares	Amount		Total
Balance at December 31, 2022	153,286	$1,533	$1,409,578	$(101,231)	$(999,401)	7,063	$(14,737)	$(369)	$295,373
Net income (loss) attributable to Gannett	—	—	—	—	10,344	—	—	(84)	10,260
Restricted share grants	4,682	47	(47)	—	—	—	—	—	—
Other comprehensive income, net(a)	—	—	—	13,290	—	—	—	—	13,290
Share-based compensation expense	—	—	3,736	—	—	—	—	—	3,736
Issuance of common stock	13	—	25	—	—	—	—	—	25
Treasury stock	—	—	—	—	—	957	(2,139)	—	(2,139)
Restricted share forfeiture	—	—	—	—	—	740	(7)	—	(7)
Other activity	—	—	105	—	—	—	—	—	105
Balance at March 31, 2023	157,981	$1,580	$1,413,397	$(87,941)	$(989,057)	8,760	$(16,883)	$(453)	$320,643
(a) For the three months ended March 31, 2024 and 2023, Other comprehensive income is net of an income tax provision of $0.2 million and $2.4 million, respectively.

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

The Company reports in three segments: Domestic Gannett Media, Newsquest and Digital Marketing Solutions ("DMS"). We also have a Corporate and other category that includes activities not directly attributable to a specific reportable segment and includes broad corporate functions, such as legal, human resources, accounting, analytics, finance, marketing and technology, as well as other general business costs. A full description of our reportable segments is included in Note 12 — Segment reporting.

Basis of presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. As permitted under those rules, certain notes or other financial information that are normally required by U.S. GAAP have been condensed or omitted from these interim financial statements. The unaudited condensed consolidated financial statements should therefore be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

In the opinion of management, the unaudited condensed consolidated financial statements as of March 31, 2024 include all the assets, liabilities, revenues, expenses, and cash flows of entities which Gannett controls due to ownership of a majority voting interest ("subsidiaries"). In addition, in the opinion of management, the unaudited condensed consolidated financial statements as of March 31, 2024 reflect all necessary adjustments for a fair statement of the results for the interim period. All significant intercompany accounts and transactions have been eliminated in consolidation, and the Company consolidates its subsidiaries.

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

Reclassifications

Certain reclassifications have been made to the prior year unaudited condensed consolidated financial statements to conform to classifications used in the current year. Beginning in the first quarter of 2024, the Company updated the presentation of its revenues to reflect the disaggregation between Digital revenues and Print and commercial revenues. These reclassifications had no impact on net income (loss), stockholders' equity or cash flows as previously reported.

Recent accounting pronouncements not yet adopted

Disclosure improvements

In November 2023, the FASB issued guidance, ASU 2023-07, which will improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 applies to all public entities that are required to report segment information in accordance with ASC 280, "Segment Reporting." The Company will be required to report these enhanced segment disclosures starting in annual periods beginning after December 15, 2023 and requires retrospective application to all prior periods presented in the financial statements. The Company does not expect the adoption of this guidance will have a material impact on the condensed consolidated financial statements and disclosures.

In November 2023, the FASB issued guidance, ASU 2023-09, which enhances annual income tax disclosures. ASU 2023-09 requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 will be effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the provisions of the updated guidance and assessing the impact on the condensed consolidated financial statements and disclosures.

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

The Company's condensed consolidated statements of operations and comprehensive income (loss) present revenues disaggregated by revenue type. Sales taxes and other usage-based taxes are excluded from revenues. The following tables present our revenues disaggregated by segment and revenue type:

	Three months ended March 31, 2024
In thousands	Domestic Gannett Media	Newsquest	Digital Marketing Solutions	Corporate and other	Intersegment eliminations	Consolidated
Digital advertising	$70,941	$13,525	$—	$—	$—	$84,466
Digital marketing services	36,086	2,088	117,045	—	(38,805)	116,414
Digital-only subscription	41,911	1,568	—	—	—	43,479
Digital other	18,797	2,739	—	1,604	—	23,140
Digital	167,735	19,920	117,045	1,604	(38,805)	267,499

Print advertising	115,619	19,057	—	—	—	134,676
Print circulation	156,246	17,077	—	—	—	173,323
Commercial and other	56,119	4,144	—	—	—	60,263
Print and commercial	327,984	40,278	—	—	—	368,262

Total revenues	$495,719	$60,198	$117,045	$1,604	$(38,805)	$635,761

	Three months ended March 31, 2023
In thousands	Domestic Gannett Media	Newsquest	Digital Marketing Solutions	Corporate and other	Intersegment eliminations	Consolidated
Digital advertising	$67,674	$12,536	$—	$—	$—	$80,210
Digital marketing services	32,065	2,194	112,817	—	(34,393)	112,683
Digital-only subscription	34,678	1,153	—	—	—	35,831
Digital other	14,891	2,465	—	1,398	—	18,754
Digital	149,308	18,348	112,817	1,398	(34,393)	247,478

Print advertising	128,177	19,777	—	—	—	147,954
Print circulation	188,503	16,951	—	—	—	205,454
Commercial and other	63,949	4,082	—	—	—	68,031
Print and commercial	380,629	40,810	—	—	—	421,439

Total revenues	$529,937	$59,158	$112,817	$1,398	$(34,393)	$668,917

Revenues generated from international operations comprised 11.0% and 10.2% of total revenues for the three months ended March 31, 2024 and 2023, respectively.

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

The following table presents the change in the deferred revenues balance:

	Three months ended March 31,
In thousands	2024	2023
Beginning balance	$120,502	$153,648
Receipts, net of refunds	276,597	273,118
Revenue recognized	(277,590)	(285,050)
Ending balance	$119,509	$141,716

NOTE 3 — Accounts receivable, net

Receivables are presented net of allowances, which reflect the Company's expected credit losses based on historical experience as well as current and expected economic conditions. The following table presents changes in the allowance for doubtful accounts:

	Three months ended March 31,
In thousands	2024	2023
Beginning balance	$16,338	$16,697
Current period provision	567	1,383
Write-offs charged against the allowance	(2,138)	(4,839)
Recoveries of amounts previously written-off	744	1,199
Other	32	59
Ending balance	$15,543	$14,499

For the three months ended March 31, 2024 and 2023, the Company recorded $0.6 million and $1.4 million in bad debt expense, respectively. Bad debt expense is included in Selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss).

NOTE 4 — Goodwill and intangible assets

Goodwill and intangible assets consisted of the following:

	March 31, 2024			December 31, 2023
In thousands	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets:
Advertiser relationships	$446,459	$246,997	$199,462	$446,609	$236,168	$210,441
Other customer relationships	101,804	59,315	42,489	101,819	56,601	45,218
Subscriber relationships	251,096	162,644	88,452	251,099	155,528	95,571
Other intangible assets	66,970	62,490	4,480	68,780	62,536	6,244
Sub-total	$866,329	$531,446	$334,883	$868,307	$510,833	$357,474
Indefinite-lived intangible assets:
Mastheads			166,757			166,876
Total intangible assets			$501,640			$524,350
Goodwill			$533,743			$533,876

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

As of March 31, 2024, the Company performed a review of potential impairment indicators under both ASC 350 and ASC 360, and it was determined that no indicators of impairment were present.

NOTE 5 — Integration and reorganization costs, and asset impairments

Integration and reorganization costs

Integration and reorganization costs include severance costs as well as other reorganization costs associated with individual restructuring programs, designed primarily to right-size the Company's employee base, consolidate facilities and improve operations. These initiatives impact all the Company's operations and can be influenced by the terms of union contracts. Costs related to these programs, which primarily include severance and other restructuring-related expenses, are accrued when probable and reasonably estimable or at the time of program announcement.

Severance-related expenses

The Company recorded severance-related expenses by segment as follows:

	Three months ended March 31,
In thousands	2024	2023
Domestic Gannett Media	$4,077	$5,512
Newsquest	169	600
Digital Marketing Solutions	25	20
Corporate and other	983	4,121
Total	$5,254	$10,253

A roll-forward of the accrued severance and related expenses included in Accounts payable and accrued liabilities on the condensed consolidated balance sheets for the three months ended March 31, 2024 is as follows:

In thousands	Severance and related expenses
Beginning balance	$6,928
Restructuring provision included in integration and reorganization costs	5,254
Cash payments	(2,646)
Ending balance	$9,536

Other restructuring-related expenses

Other restructuring-related expenses represent costs for consolidating operations, systems implementation, outsourcing of corporate functions and facility consolidations. The Company recorded Other restructuring-related costs as follows:

	Three months ended March 31,
In thousands	2024	2023
Domestic Gannett Media(a)	$10,812	$(1,463)
Corporate and other	1,815	3,337
Total	$12,627	$1,874
(a)     For the three months ended March 31, 2024, Other restructuring-related costs at the Domestic Gannett Media segment primarily reflected $9.7 million expensed as of the cease-use date related to certain licensed content. For the three months ended March 31, 2023, Other restructuring-related costs at the Domestic Gannett Media segment primarily reflected the reversal of a withdrawal liability related to a multiemployer pension plan of $2.0 million based on the settlement of the withdrawal liability.

Asset impairments

Corporate office relocation

On March 1, 2024, we exited and ceased use of our leased facility in McLean, Virginia and moved our corporate headquarters to our existing office space in New York. We will continue to seek subleases for the leased facility in McLean. As a result of the headquarters relocation, we recorded an impairment charge of approximately $46.0 million during the three months ended March 31, 2024 related to the McLean operating lease right-of-use asset and the associated leasehold improvements. The fair value was measured using a discounted cash flow model based on market rents projected over the remaining lease term.

NOTE 6 — Debt

The Company's debt consisted of the following:

	March 31, 2024				December 31, 2023
In millions	Principal balance	Unamortized original issue discount	Unamortized deferred financing costs	Carrying value	Principal balance	Unamortized original issue discount	Unamortized deferred financing costs	Carrying value
Senior Secured Term Loan	$347.1	$(4.6)	$(1.0)	$341.5	$350.4	$(5.2)	$(1.1)	$344.1
2026 Senior Notes	278.5	(5.1)	(3.9)	269.5	291.6	(5.8)	(4.6)	281.2
2027 Notes	485.3	(64.2)	(1.4)	419.7	485.3	(67.8)	(1.5)	416.0
2024 Notes	3.3	—	—	3.3	3.3	—	—	3.3
Total debt	$1,114.2	$(73.9)	$(6.3)	$1,034.0	$1,130.6	$(78.8)	$(7.2)	$1,044.6
Less: Current portion of long-term debt	$(64.3)	$—	$—	$(64.3)	$(63.8)	$—	$—	$(63.8)
Non-current portion of long-term debt	$1,049.9	$(73.9)	$(6.3)	$969.7	$1,066.8	$(78.8)	$(7.2)	$980.8

Senior Secured Term Loan

On October 15, 2021, Gannett Holdings LLC ("Gannett Holdings"), a wholly-owned subsidiary of the Company, entered into the five-year senior secured term loan facility in an original aggregate principal amount of $516.0 million (the "Senior Secured Term Loan") with Citibank N.A., as collateral agent and administrative agent for the lenders. On January 31, 2022, Gannett Holdings entered into an amendment (the "Term Loan Amendment") to the Senior Secured Term Loan to provide for new incremental senior secured term loans (the "Incremental Term Loans") in an aggregate principal amount of $50 million. The Incremental Term Loans have substantially identical terms as the Senior Secured Term Loan and are treated as a single tranche with the Senior Secured Term Loan. The Term Loan Amendment also amended the Senior Secured Term Loan to transition the interest rate base from the London Inter-bank Offered Rate ("LIBOR") to the Adjusted Term Secured Overnight Financing Rate ("Adjusted Term SOFR"). During 2022, Gannett Holdings entered into two separate amendments to the Senior Secured Term Loan to provide for incremental senior secured term loans totaling an aggregate principal amount of $30.0 million (collectively, the "Exchanged Term Loans"). The Exchanged Term Loans have substantially identical terms as the Senior Secured Term Loan and Incremental Term Loans and are treated as a single tranche with the Senior Secured Term Loan and the Incremental Term Loans.

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

The Senior Secured Term Loan contains usual and customary covenants for credit facilities of this type, including a requirement to have minimum unrestricted cash of $30 million as of the last day of each fiscal quarter, and restricts, among other things, our ability to incur debt, grant liens, sell assets, make investments and pay dividends, in each case with customary exceptions, including an exception that permits dividends and repurchases of outstanding junior debt or equity in (i) an amount of up to $25 million per fiscal quarter if the First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 2.00 to 1.00, (ii) an amount of up to $50 million per fiscal quarter if the First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 1.50 to 1.00, and (iii) an unlimited amount if First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 1.00 to 1.00. As of March 31, 2024, the Company was in compliance with all of the covenants and obligations under the Senior Secured Term Loan.

As of March 31, 2024 and December 31, 2023, the Senior Secured Term Loan was recorded at carrying value, which approximated fair value, in the condensed consolidated balance sheets and was classified as Level 2.

During the three months ended March 31, 2024, the Company received a waiver from certain lenders of the Senior Secured Term Loan that reduced the scheduled quarterly amortization payments payable to those lenders by approximately $12.0 million for the three months ended March 31, 2024 (the "First Quarter 2024 Waiver"), and which was the amount used by the Company to repurchase a portion of its 2026 Senior Notes (defined below). For the three months ended March 31, 2024, the Company made payments of $3.3 million of our Senior Secured Term Loan (net of the First Quarter 2024 Waiver), including quarterly amortization payments, which were classified as financing activities in the condensed consolidated statements of cash flows.

For the three months ended March 31, 2024, the Company recognized interest expense of $9.3 million and paid cash interest of $9.3 million. For the three months ended March 31, 2023, the Company recognized interest expense of $10.3 million and paid cash interest of $10.4 million. For the three months ended March 31, 2024, the Company recognized amortization of original issue discount of $0.6 million and amortization of deferred financing costs of $0.1 million. For the three months ended March 31, 2023, the Company recognized amortization of original issue discount of $0.8 million and amortization of deferred financing costs of $0.1 million. Additionally, for the three months ended March 31, 2024 and 2023, the Company recognized losses on the early extinguishment of debt, which were immaterial and $0.4 million, respectively, related to the write-off of original issue discount and deferred financing costs as a result of prepayments on the Senior Secured Term Loan. As of March 31, 2024, the effective interest rate for the Senior Secured Term Loan was 11.2%.

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

As of March 31, 2024 and December 31, 2023, the 2026 Senior Notes were recorded at carrying value in the condensed consolidated balance sheets, which did not approximate fair value. The 2026 Senior Notes were classified as Level 2, and based on unadjusted quoted prices in the active market obtained from third-party pricing services, the Company determined that the estimated fair value of the 2026 Senior Notes was $254.5 million and $256.6 million as of March 31, 2024 and December 31, 2023, respectively, and was primarily affected by fluctuations in market interest rates.

In March 2024, the Company entered into a privately negotiated agreement with certain holders of our 2026 Senior Notes, and for the three months ended March 31, 2024, repurchased $13.0 million of principal of our outstanding 2026 Senior Notes at a discount to par value. In connection with repurchase of our 2026 Senior Notes in March 2024, the Company received the First Quarter 2024 Waiver from certain lenders of the Senior Secured Term Loan, which was used to reduce the scheduled quarterly amortization payments payable to those lenders by approximately $12.0 million. As a result of this repurchase of our 2026 Senior Notes, the Company recognized a gain on the early extinguishment of debt of approximately $0.6 million during the three months ended March 31, 2024, which included the write-off of unamortized original issue discount and deferred financing costs. Additionally, for the three months ended March 31, 2023, the Company recognized a gain on the early extinguishment of debt of approximately $0.9 million, which included the write-off of unamortized original issue discount and deferred financing costs.

The unamortized original issue discount and deferred financing costs will be amortized over the remaining contractual life of the 2026 Senior Notes using the effective interest method. For the three months ended March 31, 2024, the Company recognized interest expense of $4.4 million and paid cash interest of $0.3 million. For the three months ended March 31, 2023, the Company recognized interest expense of $5.0 million and paid cash interest of $0.1 million. For the three months ended March 31, 2024, the Company recognized amortization of original issue discount of $0.5 million and amortization of deferred financing costs of $0.4 million. For the three months ended March 31, 2023, the Company recognized amortization of original issue discount of $0.6 million and amortization of deferred financing costs of $0.5 million. As of March 31, 2024, the effective interest rate on the 2026 Senior Notes was 7.3%.

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

The 2027 Notes have two components: (i) a debt component, and (ii) an equity component. As of March 31, 2024 and December 31, 2023, the debt component of the 2027 Notes was recorded at carrying value in the condensed consolidated balance sheets. The carrying value of the 2027 Notes reflected the balance of the unamortized discount related to the value of the conversion feature assessed at inception. As of March 31, 2024, the carrying value of the 2027 Notes approximated fair value. The 2027 Notes were classified as Level 2, and based on unadjusted quoted prices in the active market obtained from third-party pricing services, the Company determined that the estimated fair value of the 2027 Notes was $434.0 million and $395.6 million as of March 31, 2024 and December 31, 2023, respectively, and was primarily affected by fluctuations in market interest rates and the price of the Company's Common Stock. The fair value of the equity component was classified as Level 3 because it was measured at fair value using a binomial lattice model using assumptions based on market information and historical data, and significant unobservable inputs. As of March 31, 2024 and December 31, 2023, the amount of the conversion feature recorded in Additional paid-in capital was $279.6 million.

For the three months ended March 31, 2024, the Company recognized interest expense of $7.2 million and paid no cash interest. For the three months ended March 31, 2023, the Company recognized interest expense of $7.2 million and paid no cash interest. In addition, during the three months ended March 31, 2024, the Company recognized amortization of the original issue discount of $3.6 million and an immaterial amount of amortization of deferred financing costs. For the three months ended March 31, 2023, the Company recognized amortization of original issue discount of $3.2 million and an immaterial amount of amortization of deferred financing costs. As of March 31, 2024, the effective interest rate on the liability component of the 2027 Notes was 10.5%.

For the three months ended March 31, 2024, no shares were issued upon conversion, exercise, or satisfaction of the required conditions. Refer to Note 10 — Supplemental equity and other information for details on the impact of the 2027 Notes to diluted earnings per share under the if-converted method.

Senior Convertible Notes due 2024

The $3.3 million principal value of the remaining 4.75% convertible senior notes were due and repaid on April 15, 2024 (the "2024 Notes"). As of March 31, 2024 and December 31, 2023, the 2024 Notes were reported within the Current portion of long-term debt in the condensed consolidated balance sheets. As of March 31, 2024, the effective interest rate on the 2024

Notes was 6.0%. As of March 31, 2024 and December 31, 2023, the 2024 Notes were recorded at carrying value, which approximated fair value, in the condensed consolidated balance sheets and were classified as Level 2.

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

Retirement plan costs include the following components:

	Pension benefits		Postretirement benefits
	Three months ended March 31,		Three months ended March 31,
In thousands	2024	2023	2024	2023
Operating expenses:
Service cost - benefits earned during the period	$289	$324	$9	$10
Non-operating expenses:
Interest cost on benefit obligations	20,315	21,201	530	632
Expected return on plan assets	(24,103)	(23,668)	—	—
Amortization of prior service cost (benefit)	17	16	(142)	—
Amortization of actuarial cost (benefit)	715	540	(478)	(536)
Total non-operating (benefit) expense	$(3,056)	$(1,911)	$(90)	$96
Total (benefit) expense for retirement plans	$(2,767)	$(1,587)	$(81)	$106

Contributions

We are contractually obligated to contribute to our pension and postretirement benefit plans. During the three months ended March 31, 2024, we contributed $6.6 million and $1.8 million to our pension and other postretirement plans, respectively. Beginning with the quarter ended December 31, 2022, and ending with the quarter ending September 30, 2024, the GR Plan's appointed actuary has and will certify the GR Plan's funded status for each quarter (the "Quarterly Certification") in accordance with U.S. GAAP. If the GR Plan is less than 100% funded, the Company will make a $1.0 million contribution to the GR Plan no later than 60 days following the receipt of the Quarterly Certification, provided, however, that the Company's obligation to make additional contractual contributions will terminate the earlier of (a) the day following the date that a contractual contribution would be due for the quarter ending September 30, 2024, and (b) the date the Company has made a total of $5.0 million of contractual contributions subsequent to June 30, 2022. As of March 31, 2024, the GR Plan was more than 100% funded.

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

As of March 31, 2024 and December 31, 2023, assets and liabilities recorded at fair value and measured on a recurring basis primarily consist of pension plan assets. As permitted by U.S. GAAP, we use net asset values ("NAV") as a practical expedient to determine the fair value of certain investments. These investments measured at NAV have not been classified in the fair value hierarchy.

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

NOTE 9 — Income taxes

The following table outlines our pre-tax net loss and income tax amounts:

	Three months ended March 31,
In thousands	2024	2023
Loss before income taxes	$(74,690)	$(7,069)
Provision (benefit) for income taxes	10,078	(17,329)
Effective tax rate	(13.5)%	245.1%

The provision for income taxes is calculated by applying the projected annual effective tax rate for the year to the current period income or loss before tax plus the tax effect of any significant or unusual items (discrete events), and changes in tax laws. The provision for income taxes for the three months ended March 31, 2024, was mainly driven by the pre-tax book loss, the increase in valuation allowances on non-deductible U.S. interest expense carryforwards, the global intangible low-taxed income inclusion and state tax expense. The provision was calculated using an estimated annual effective tax rate of negative 11.1%. The estimated annual effective tax rate is principally impacted by valuation allowances on non-deductible interest expense carryforwards, foreign tax expense, and the global intangible low-taxed income inclusion, partially offset by the benefit of U.S. pre-tax book loss. The estimated annual effective tax rate is based on the projected tax expense for the full year.

The total amount of unrecognized tax benefits that, if recognized, may impact the effective tax rate was approximately $52.9 million and $52.6 million as of March 31, 2024 and December 31, 2023, respectively. It is reasonably possible that the total amount of unrecognized tax benefits related to certain of the Company's uncertain tax positions could decrease by as much as $10 million to $16 million within the next twelve months as a result of ongoing audits, foreign judicial proceedings, lapses of statutes of limitations, or regulatory developments. The Company recognizes interest and penalties related to unrecognized tax benefit as a component of income tax expense. The amount of accrued interest and penalties payable related to unrecognized tax benefits was $4.8 million and $4.6 million as of March 31, 2024 and December 31, 2023, respectively.

The benefit for income taxes for the three months ended March 31, 2023, was mainly driven by the tax benefit of the pre-tax book loss, the change in valuation allowances on non-deductible U.S. interest expense carryforwards, the global intangible low-taxed income inclusion and stock compensation. The benefit was calculated using the estimated annual effective tax rate of negative 273.3%.

U.S. and international tax legislation

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the "Inflation Reduction Act"), which includes, among other provisions, changes to the U.S. corporate income tax system, including a 15% minimum tax based on "average adjusted financial statement income" exceeding $1 billion for any three consecutive years preceding the tax year and a 1% excise tax on net repurchases of stock in excess of $1 million after December 31, 2022. During the three months ended March 31, 2024, we did not experience a material financial impact from the Inflation Reduction Act. Additionally, we do not anticipate a material financial impact from the Inflation Reduction Act for the remainder of 2024.

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

Based on the current proposed revenue and profit thresholds, we do not expect to be subject to tax changes associated with Pillar One. Pillar Two focuses on global profit allocation and a global minimum tax rate. In December 2022, the European Union ("EU") Member States formally adopted the EU's Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the OECD Pillar Two Framework that was supported by over 130 countries worldwide. The EU Pillar Two Directive became effective on January 1, 2024. Pillar Two did not have a material impact on the condensed consolidated financial statements.

NOTE 10 — Supplemental equity and other information

(Loss) income per share

The following table sets forth the information to compute basic and diluted (loss) income per share:

	Three months ended March 31,
In thousands, except per share data	2024	2023
Net (loss) income attributable to Gannett	$(84,768)	$10,344

Basic weighted average shares outstanding	140,774	137,931
Effect of dilutive securities:
Restricted stock grants	—	244
Diluted weighted average shares outstanding	140,774	138,175

(Loss) income per share attributable to Gannett - basic	$(0.60)	$0.07
(Loss) income per share attributable to Gannett - diluted	$(0.60)	$0.07

The Company excluded the following securities from the computation of diluted (loss) income per share because their effect would have been antidilutive:

	Three months ended March 31,
In thousands	2024	2023
Warrants(a)	—	845
Stock options	6,068	6,068
Restricted stock grants(b)	4,855	4,840
2027 Notes(c)	97,057	97,057
(a)The warrants expired on November 26, 2023.
(b)Includes restricted stock awards ("RSAs"), restricted stock units ("RSUs") and performance stock units ("PSUs").
(c)Represents the total number of shares that would be convertible at March 31, 2024 and 2023 as stipulated in the 2027 Notes Indenture.

The 2027 Notes may be converted at any time by the holders into cash, shares of the Company's Common Stock or any combination of cash and Common Stock, at the Company's election. Conversion of all of the 2027 Notes into Common Stock (assuming the maximum increase in the conversion rate as a result of a Make-Whole Fundamental Change but no other adjustments to the conversion rate), would result in the issuance of an aggregate of 287.2 million shares of Common Stock. The Company has excluded approximately 190.1 million shares from the loss per share calculation, representing the difference between the total number of shares that would be convertible at March 31, 2024 and the total number of shares issuable assuming the maximum increase in the conversion rate.

Share-based compensation

Share-based compensation expense was $2.8 million and $3.7 million for the three months ended March 31, 2024 and 2023, respectively, and is included in Selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss).

The total compensation cost not yet recognized related to non-vested awards as of March 31, 2024 was $12.8 million, and is expected to be recognized over a weighted-average period of 1.4 years through August 2025.

Equity awards

There were no RSAs granted during the three months ended March 31, 2024.

Cash awards

The Company grants certain employees either long-term cash awards ("LTCAs") or cash performance units ("CPUs"). During 2023, our LTCAs and CPUs were granted during the first quarter, and in the future we anticipate the majority of our LTCAs and CPUs to be granted in the third quarter of our fiscal year. CPUs generally vest and pay out in cash on the third anniversary of the grant date based upon the achievement of threshold goals depending on actual performance against financial objectives over a three-year period. LTCAs generally vest and pay out in cash on the first, second and third anniversaries of the date of grant. As of March 31, 2024, there was approximately $8.7 million of unrecognized compensation expense related to cash awards.

Preferred stock

The Company has authorized 300,000 shares of preferred stock, par value $0.01 per share, issuable in one or more series designated by the Company's Board of Directors. There were no issuances of preferred stock during the three months ended March 31, 2024.

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

During the three months ended March 31, 2024, the Company did not repurchase any shares of Common Stock under the Stock Repurchase Program. As of March 31, 2024, the remaining authorized amount under the Stock Repurchase Program was approximately $96.9 million.

Accumulated other comprehensive loss

The following tables summarize the components of, and the changes in, Accumulated other comprehensive loss, net of tax:

	Three months ended March 31, 2024			Three months ended March 31, 2023
In thousands	Pension and postretirement benefit plans	Foreign currency translation	Total	Pension and postretirement benefit plans	Foreign currency translation	Total
Beginning balance	$(64,344)	$(1,197)	$(65,541)	$(86,351)	$(14,880)	$(101,231)
Other comprehensive income (loss) before reclassifications, net of taxes	770	(689)	81	6,939	6,337	13,276
Amounts reclassified from accumulated other comprehensive income(a)(b)	77	—	77	14	—	14
Net current period other comprehensive income (loss), net of tax	847	(689)	158	6,953	6,337	13,290
Ending balance	$(63,497)	$(1,886)	$(65,383)	$(79,398)	$(8,543)	$(87,941)
(a)Amounts reclassified from accumulated other comprehensive income are included in the computation of net periodic benefit cost. See Note 7 — Pensions and other postretirement benefit plans.
(b)Amounts reclassified from accumulated other comprehensive income are recorded net of tax impacts of $35 thousand and $6 thousand for the three months ended March 31, 2024 and 2023, respectively.

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

The Company was a defendant in a lawsuit titled Scott O. Sapulpa ("Plaintiff") v. Gannett Co., Inc. in the District Court in the State of Oklahoma. In February 2024, a jury found for the Plaintiff and awarded compensatory damages of $5 million and $20 million in punitive damages. While we cannot predict with certainty the ultimate outcome of this action, the Company filed an appeal of the case in March 2024. We are currently unable to estimate a range of reasonably possible loss; however, we believe that damages, if any, would be covered by the Company's insurance policies. As a result, we believe the outcome will not have a material impact on the Company's condensed consolidated financial statements.

NOTE 12 — Segment reporting

We define our reportable segments based on the way the Chief Operating Decision Maker ("CODM"), which is our Chief Executive Officer, manages the operations for purposes of allocating resources and assessing performance. Our reportable segments include the following:

•Domestic Gannett Media is comprised of our portfolio of domestic local, regional, and national newspaper publishers. The results of this segment include Digital revenues mainly derived from digital advertising offerings such as classified advertisements and display advertisements run on our platforms as well as third-party sites, digital marketing services delivered by our DMS segment, digital distribution of our publications and digital content syndication and affiliate and partnership revenues and Print and commercial revenues mainly derived from the sale of local, national, and classified print advertising products, the sale of both home delivery and single copies of our publications, as well as commercial printing and distribution arrangements, and revenues from our events business.

•Newsquest is comprised of our portfolio of international newspaper publishers. The results of this segment include Digital revenues mainly derived from digital advertising offerings such as classified advertisements and display advertisements run on our platforms as well as third-party sites, digital marketing services delivered by our DMS segment, digital distribution of our publications and digital syndication revenues and Print and commercial revenues mainly derived from the sale of local, classified, and national advertising as well as niche publications, the sale of both home delivery and single copies of our publications, as well as commercial printing.

•Digital Marketing Solutions is comprised of our digital marketing services companies under the brand LocaliQ. The results of this segment include Digital revenues derived from digital marketing services generated through multiple services, including search advertising, display advertising, search optimization, social media, website development, web presence products, customer relationship management, and software-as-a-service solutions.

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

The CODM uses Adjusted EBITDA to evaluate the performance of the segments and allocate resources. Adjusted EBITDA is a non-GAAP financial performance measure we believe offers a useful view of the overall operation of our businesses and may be different than similarly-titled measures used by other companies. We define Adjusted EBITDA as Net income (loss) attributable to Gannett before (1) Income tax expense (benefit), (2) Interest expense, (3) Gains or losses on the early extinguishment of debt, (4) Non-operating pension income, (5) Loss on convertible notes derivative, (6) Depreciation and amortization, (7) Integration and reorganization costs, (8) Third-party debt expenses and acquisition costs, (9) Asset impairments, (10) Goodwill and intangible impairments, (11) Gains or losses on the sale or disposal of assets, (12) Share-based compensation, (13) Other non-operating (income) expense, net, and (14) Non-recurring items.

Management considers Adjusted EBITDA to be an important metric to evaluate and compare the ongoing operating performance of our segments on a consistent basis across reporting periods as it eliminates the effect of items that we do not believe are indicative of each segment's core operating performance.

	Three months ended March 31,
In thousands	2024	2023
Revenues:
Domestic Gannett Media	$495,719	$529,937
Newsquest	60,198	59,158
Digital Marketing Solutions	117,045	112,817
Corporate and other	1,604	1,398
Intersegment Eliminations	(38,805)	(34,393)
Total revenues	635,761	668,917
Adjusted EBITDA:
Domestic Gannett Media	44,480	44,417
Newsquest	14,163	12,846
Digital Marketing Solutions	8,779	11,683
Corporate and other	(9,833)	(6,044)
Net loss attributable to noncontrolling interests	—	84
Interest expense	26,565	28,330
Gain on early extinguishment of debt	(617)	(496)
Non-operating pension income	(3,146)	(1,815)
Depreciation and amortization	38,298	43,698
Integration and reorganization costs	17,881	12,127
Third-party debt expenses and acquisition costs(a)	178	229
Asset impairments	45,989	5
Loss (gain) on sale or disposal of assets, net	552	(17,681)
Share-based compensation expense	2,826	3,736
Other non-operating expense, net	1,817	1,221
Non-recurring items	1,936	533
Loss before income taxes	(74,690)	(7,069)
Provision (benefit) for income taxes	10,078	(17,329)
Net (loss) income	(84,768)	10,260
Net loss attributable to noncontrolling interests	—	(84)
Net (loss) income attributable to Gannett	$(84,768)	$10,344
(a)Third-party debt expenses and acquisition costs are included in Other operating expenses on the condensed consolidated statements of operations and comprehensive income (loss).

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

The following table presents a reconciliation of cash, cash equivalents and restricted cash:

	March 31,
In thousands	2024	2023
Cash and cash equivalents	$93,334	$83,074
Restricted cash included in other current assets	397	1,275
Restricted cash included in pension and other assets	9,645	9,275
Total cash, cash equivalents and restricted cash	$103,376	$93,624

Supplemental cash flow information

The following table presents supplemental cash flow information, including non-cash investing and financing activities:

	Three months ended March 31,
In thousands	2024	2023
Cash paid for taxes, net of refunds	$1,777	$953
Cash paid for interest	9,577	10,499
Non-cash investing and financing activities:
Accrued capital expenditures	$14,073	$342

Accounts payable and accrued liabilities

A breakout of Accounts payable and accrued liabilities is presented below:

In thousands	March 31, 2024	December 31, 2023
Accounts payable	$151,201	$142,215
Compensation	52,662	82,160
Taxes (primarily property, sales, and payroll taxes)	12,025	9,990
Benefits	19,825	19,422
Interest	16,941	5,617
Other	47,686	34,040
Accounts payable and accrued liabilities	$300,340	$293,444

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations and quantitative and qualitative disclosures should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission. Management's Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements that reflect our plans, estimates, and beliefs, all of which are based on our current expectations and could be affected by certain uncertainties, risks, and other factors described under Cautionary Note Regarding Forward-Looking Statements, Risk Factors, and elsewhere throughout this Quarterly Report, as well as the factors described in our Annual Report on Form 10-K for the year ended December 31, 2023, and subsequent periodic reports filed with the Securities and Exchange Commission, particularly under "Risk Factors." Our actual results could differ materially from those discussed in the forward-looking statements.

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

Business Trends

We have considered several industry trends when assessing our business strategy:

•Print advertising and Print circulation revenues have and are expected to continue to decline as our audience increasingly moves to digital platforms. We seek to optimize our print operations to efficiently manage for the declining print audience. We are focused on growing a digitally-oriented audience across multiple platforms and revenue streams.
•Our revenues and results of operations continue to be influenced by general macroeconomic conditions, including, but not limited to, interest rates, housing demand, employment levels, and consumer confidence. We believe that these factors are contributing to uncertainty, which is resulting in lower levels of advertising performance and reduced spending.
•Data privacy standards continue to evolve and implementation of standards may result in incremental costs. Privacy standards, such as third-party cookie deprecation, are anticipated to impact the advertising industry more significantly over the next 12 to 18 months. We utilize first-party data to assist our customer's advertising needs but an industry-wide solution to address impacts to programmatic advertising has not yet been developed.

Recent Developments
Corporate office relocation

On March 1, 2024, we exited and ceased use of our leased facility in McLean, Virginia and moved our corporate headquarters to our existing office space in New York. We will continue to seek subleases for the leased facility in McLean. As a result of the headquarters relocation, we recorded an impairment charge of approximately $46.0 million during the three months ended March 31, 2024 related to the McLean operating lease right-of-use asset and the associated leasehold improvements.

Debt Repurchase

In March 2024, we received a waiver from certain lenders of our five-year senior secured term loan facility in an original aggregate principal amount of $516.0 million (the "Senior Secured Term Loan") that reduced the scheduled quarterly amortization payments payable to those lenders by approximately $12.0 million for the three months ended March 31, 2024 (the "First Quarter 2024 Waiver"), so long as such amount was used to repurchase a portion of our $400 million aggregate principal amount of 6.00% first lien notes due November 1, 2026 (the "2026 Senior Notes"). Also, in March 2024, we entered into a privately negotiated agreement with certain holders of our 2026 Senior Notes, and repurchased $13.0 million of principal of our outstanding 2026 Senior Notes at a discount to par value. As a result of this repurchase of our 2026 Senior Notes, we recognized a gain on the early extinguishment of debt of approximately $0.6 million during the three months ended March 31, 2024, which included the write-off of unamortized original issue discount and deferred financing costs.

In addition, during the three months ended March 31, 2024, we repaid approximately $3.3 million of our Senior Secured Term Loan (net of the First Quarter 2024 Waiver), including quarterly amortization payments. As a result of the repayment related to our Senior Secured Term Loan, we recognized an immaterial loss on the early extinguishment of debt during the three months ended March 31, 2024, which included the write-off of unamortized original issue discount and deferred financing costs.

Certain Matters Affecting Comparability

The following items affect period-over-period comparisons and will continue to affect period-over-period comparisons for future results:

Asset impairments

For the three months ended March 31, 2024, we recorded an impairment charge of approximately $46.0 million related to the McLean, Virginia operating lease right-of-use asset and the associated leasehold improvements. For the three months ended March 31, 2023, we recorded an immaterial asset impairment related to our continued plan to monetize non-strategic assets.

Loss (gain) on sale or disposal of assets, net

For the three months ended March 31, 2024, we recognized a net loss on the sale of assets of $0.6 million, primarily related to a net loss of $0.9 million at the Domestic Gannett Media segment, partially offset by a net gain of $0.4 million at the Newsquest segment, as part of our continued plan to monetize non-strategic assets.

For the three months ended March 31, 2023, we recognized a net gain on the sale of assets of $17.7 million, primarily related to a net gain of $16.3 million at the Domestic Gannett Media segment primarily related to the sale of a production facility as part of our plan to monetize non-strategic assets, and a gain of $1.4 million at our Corporate and other category related to the sale of intellectual property.

Integration and reorganization costs

For the three months ended March 31, 2024, we incurred Integration and reorganization costs of $17.9 million. Of the total costs incurred, $5.3 million were related to severance activities and $12.6 million were related to other costs, including $9.7 million expensed as of the cease-use date related to certain licensed content as well as costs for consolidating operations, mainly related to systems implementation.

For the three months ended March 31, 2023, we incurred Integration and reorganization costs of $12.1 million. Of the total costs incurred, $10.3 million were related to severance activities and $1.9 million were related to other costs, including costs for consolidating operations, primarily related to systems implementation and the outsourcing of corporate functions, partially offset by the reversal of a withdrawal liability related to a multiemployer pension plan of $2.0 million based on the settlement of the withdrawal liability.

Foreign currency

Our U.K. media operations are conducted through our Newsquest subsidiary. In addition, we have foreign operations in regions such as Canada, Australia, New Zealand and India. Earnings from operations in foreign regions are translated into U.S. dollars at average exchange rates prevailing during the period, and assets and liabilities are translated at exchange rates in effect at the balance sheet date. Currency translation fluctuations may impact revenue, expense, and operating income results for our international operations. For example, our international revenues are favorably impacted as the U.S. dollar weakens relative to other foreign currencies, and unfavorably impacted as the U.S. dollar strengthens relative to other foreign currencies. Foreign currency exchange rate fluctuations positively impacted our revenues and profitability during the three months ended March 31, 2024.

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

Stable foundation for ongoing growth

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

Expand reach with our customer segments

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

Foundational commitment to environmental, social, and governance matters that impact our customers and communities

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

Macroeconomic Environment

We are exposed to certain risks and uncertainties caused by factors beyond our control, including economic and political instability and other geopolitical events. We believe that these uncertain economic conditions have adversely impacted and may continue to have an adverse impact on our revenues, and the occurrence of these factors has resulted in a reduction in demand for our print and digital advertising, reduced the rates for our advertising, and caused marketers to shift, reduce or stop spend.

We are exposed to potential increases in interest rates associated with our Senior Secured Term Loan, which accounted for approximately 31% of our outstanding debt as of each March 31, 2024 and December 31, 2023, as well as fluctuations in foreign currency exchange rates, primarily related to our operations in the U.K. We expect continued uncertainty and volatility in the U.S. and global economies which will continue to impact our business.

Seasonality

We experience some seasonality in our revenues. The Domestic Gannett Media segment typically witnesses the greatest impact from seasonality in the third quarter, primarily attributed to reduced population in seasonal markets and decreased holiday related spending. The DMS segment generally experiences the greatest impact from seasonality in the first half of the fiscal year, which can be attributed to the advertising needs of specific verticals, which are generally lower in the first half of the year.

Environmental, Social and Governance Initiatives

As a leading media organization, our longstanding corporate social responsibility position is driven by our deep commitment to our communities. We are dedicated to ensuring that we have mindful and ethical business practices that positively impact our world. In early 2024, we published our 2024 ESG Report detailing the progress we made on our U.N. Sustainable Development Goals ("U.N. SDGs") that include Reduced Inequalities, Climate Action, and Peace, Justice and Strong Institutions. The 2024 ESG Report included noteworthy highlights such as improving our workplace diversity, expanding our systems infrastructure to provide Scope 1 and Scope 2 emissions for our global carbon footprint, and reducing the number of manufacturing facilities.

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

Use of Website to Distribute Material Company Information

Our website is www.gannett.com. Information contained on our website is not part of this quarterly report. We use our website as a distribution channel for material company information. Financial and other important information regarding the Company is routinely posted on and accessible on the Investor Relations and News and Events subpages of our website, which are accessible by clicking on the tab labeled "Investor Relations" and "News and Events", respectively, on the website home page. Therefore, investors should look to the Investor Relations, and News and Events subpages of the Company's website for important and time-critical information.

RESULTS OF OPERATIONS

Consolidated Summary

A summary of our consolidated results is presented below:

	Three months ended March 31,
In thousands, except per share amounts			Change
	2024	2023	$	%
Revenues:
Digital advertising	$84,466	$80,210	$4,256	5%
Digital marketing services(a)	116,414	112,683	3,731	3%
Digital-only subscription	43,479	35,831	7,648	21%
Digital other	23,140	18,754	4,386	23%
Digital	267,499	247,478	20,021	8%

Print advertising	134,676	147,954	(13,278)	(9)%
Print circulation	173,323	205,454	(32,131)	(16)%
Commercial and other	60,263	68,031	(7,768)	(11)%
Print and commercial	368,262	421,439	(53,177)	(13)%

Total revenues	635,761	668,917	(33,156)	(5)%

Total operating expenses (a)	685,647	648,956	36,691	6%
Operating (loss) income	(49,886)	19,961	(69,847)	***
Non-operating expenses	24,804	27,030	(2,226)	(8)%
Loss before income taxes	(74,690)	(7,069)	(67,621)	***
Provision (benefit) for income taxes	10,078	(17,329)	27,407	***
Net (loss) income	(84,768)	10,260	(95,028)	***
Net loss attributable to noncontrolling interests	—	(84)	84	(100)%
Net (loss) income attributable to Gannett	$(84,768)	$10,344	$(95,112)	***

(Loss) income per share attributable to Gannett - basic	$(0.60)	$0.07	$(0.67)	***
(Loss) income per share attributable to Gannett - diluted	$(0.60)	$0.07	$(0.67)	***
*** Indicates an absolute value percentage change greater than 100.
(a)    Amounts are net of intersegment eliminations of $38.8 million and $34.4 million for the three months ended March 31, 2024 and 2023, respectively. Intersegment eliminations represent digital marketing services revenues and expenses associated with products sold by sales teams in our Domestic Gannett Media and Newsquest segments but fulfilled by our DMS segment. When discussing segment results, these revenues and expenses are presented gross but are eliminated in consolidation.

Revenues

Digital revenues are primarily derived from digital advertising offerings such as classified advertisements and display advertisements run on our platforms as well as third-party sites, digital marketing services generated through multiple services, including search advertising, display advertising, search optimization, social media, website development, web presence products, customer relationship management, and software-as-a-service solutions, digital distribution of our publications, as well as digital syndication, affiliate, partnership, and licensing revenues.

Print and commercial revenues are generated from the sale of local, national, and classified print advertising products, the sale of both home delivery and single copies of our publications, as well as commercial printing and distribution arrangements, and revenues from our events business.

Operating expenses

Operating expenses consist primarily of the following:
•Operating costs at the Domestic Gannett Media and Newsquest segments include labor, newsprint, delivery and digital costs and at the DMS segment include the cost of online media acquired from third parties and costs to manage and operate our marketing solutions and technology infrastructure;

•Selling, general and administrative expenses include labor, payroll, outside services, benefits costs and bad debt expense;
•Depreciation and amortization;
•Integration and reorganization costs include severance costs as well as other reorganization costs associated with individual restructuring programs, designed primarily to right-size the Company's employee base, consolidate facilities and improve operations;
•Impairment charges, including costs incurred related to goodwill, intangible assets and property, plant and equipment;
•Gains or losses on the sale or disposal of assets; and
•Other operating expenses, including third-party debt expenses as well as acquisition-related costs.

Refer to Segment results below for a discussion of the results of operations by segment.

Non-operating expenses

Interest expense: For the three months ended March 31, 2024, Interest expense was $26.6 million compared to $28.3 million for the three months ended March 31, 2023. For the three months ended March 31, 2024, interest expense decreased compared to the three months ended March 31, 2023, primarily due to a lower debt balance, mainly driven by quarterly amortization payments and required prepayments on our Senior Secured Term Loan and repurchases of our 2026 Senior Notes, partially offset by an increase in interest rates on the Senior Secured Term Loan.

Non-operating pension income: For the three months ended March 31, 2024, Non-operating pension income was $3.1 million compared to $1.8 million for the three months ended March 31, 2023. The increase in Non-operating pension income for the three months ended March 31, 2024, compared to the same period in 2023 was primarily due to the decrease in the discount rate, partially offset by a decline in the projected benefit obligation.

Provision (benefit) for income taxes

The following table outlines our pre-tax net loss before income taxes and income tax accounts:

	Three months ended March 31,
In thousands	2024	2023
Loss before income taxes	$(74,690)	$(7,069)
Provision (benefit) for income taxes	10,078	(17,329)
Effective tax rate	(13.5)%	245.1%

The provision for income taxes is calculated by applying the projected annual effective tax rate for the year to the current period income or loss before tax plus the tax effect of any significant or unusual items (discrete events), and changes in tax laws. The provision for income taxes for the three months ended March 31, 2024, was mainly driven by the pre-tax book loss, the increase in valuation allowances on non-deductible U.S. interest expense carryforwards, the global intangible low-taxed income inclusion and state tax expense. The provision was calculated using an estimated annual effective tax rate of negative 11.1%. The estimated annual effective tax rate is principally impacted by valuation allowances on non-deductible interest expense carryforwards, foreign tax expense, and the global intangible low-taxed income inclusion, partially offset by the benefit of U.S. pre-tax book loss. The estimated annual effective tax rate is based on the projected tax expense for the full year.

The benefit for income taxes for the three months ended March 31, 2023, was mainly driven by the tax benefit of the pre-tax book loss, the change in valuation allowances on non-deductible U.S. interest expense carryforwards, the global intangible low-taxed income inclusion and stock compensation. The benefit was calculated using the estimated annual effective tax rate of negative 273.3%.

Net (loss) income attributable to Gannett and diluted (loss) income per share attributable to Gannett

For the three months ended March 31, 2024, Net loss attributable to Gannett and diluted loss per share attributable to Gannett were $84.8 million and $0.60, respectively, compared to Net income attributable to Gannett and diluted income per share attributable to Gannett of $10.3 million and $0.07, respectively, for the three months ended March 31, 2023. The change for the three months ended March 31, 2024, compared to the same period in the prior year reflects the various items discussed above.

Segment Results

Domestic Gannett Media segment

A summary of our Domestic Gannett Media segment results is presented below:

	Three months ended March 31,
			Change
In thousands	2024	2023	$	%
Revenues:
Digital	$167,735	$149,308	$18,427	12%
Print and commercial	327,984	380,629	(52,645)	(14)%
Total revenues	495,719	529,937	(34,218)	(6)%
Operating expenses:
Operating costs	320,862	349,328	(28,466)	(8)%
Selling, general and administrative expenses	130,244	136,490	(6,246)	(5)%
Depreciation and amortization	24,877	31,751	(6,874)	(22)%
Integration and reorganization costs	14,889	4,049	10,840	***
Asset impairments	—	5	(5)	(100)%
Loss (gain) on sale or disposal of assets, net	904	(16,271)	17,175	***
Other operating income	(52)	—	(52)	***
Total operating expenses	491,724	505,352	(13,628)	(3)%
Operating income	$3,995	$24,585	$(20,590)	(84)%
*** Indicates an absolute value percentage change greater than 100.

Revenues

The following table provides the breakout of Revenues by category:

	Three months ended March 31,
			Change
In thousands	2024	2023	$	%
Digital advertising	$70,941	$67,674	$3,267	5%
Digital marketing services	36,086	32,065	4,021	13%
Digital-only subscription	41,911	34,678	7,233	21%
Digital other	18,797	14,891	3,906	26%
Digital	167,735	149,308	18,427	12%

Print advertising	115,619	128,177	(12,558)	(10)%
Print circulation	156,246	188,503	(32,257)	(17)%
Commercial and other	56,119	63,949	(7,830)	(12)%
Print and commercial	327,984	380,629	(52,645)	(14)%

Total revenues	$495,719	$529,937	$(34,218)	(6)%

For the three months ended March 31, 2024, Digital advertising revenues increased compared to the three months ended March 31, 2023, primarily due to an increase in sponsored link and national programmatic revenue, as well as higher spend on automotive advertisements, partially offset by lower spend on obituary and employment notifications.

For the three months ended March 31, 2024, Digital marketing services revenues increased compared to the three months ended March 31, 2023, primarily due to an increase in client spend.

For the three months ended March 31, 2024, Digital-only subscription revenues increased compared to the three months ended March 31, 2023, primarily driven by an increase in Digital-only subscription average revenue per user ("Digital-only ARPU") of 24%, mainly due to product mix. Refer to "Key Performance Indicators" below for further discussion of Digital-only ARPU.

For the three months ended March 31, 2024, Digital other revenues increased compared to the three months ended March

31, 2023, primarily due to an increase in affiliate and partnership revenues.

For the three months ended March 31, 2024, Print advertising revenues decreased compared to the three months ended March 31, 2023, primarily due to a decrease in local and national print advertisements and lower advertiser inserts, mainly due to a reduction in spend from customers driven by macroeconomic factors, and lower spend on classified advertisements, mainly associated with obituary notifications.

For the three months ended March 31, 2024, Print circulation revenues decreased compared to the three months ended March 31, 2023, due to a decline in home delivery and single copy as a result of a reduction in the volume of subscribers, partially offset by an increase in rates.

For the three months ended March 31, 2024, Commercial and other revenues decreased compared to the three months ended March 31, 2023, primarily due to a decrease in commercial print revenues, driven by the decline in production volume, as well as facility closures, and a decrease in the price of newsprint, partially offset by an increase in event revenues, driven by an increase in ticket sales related to higher attendance.

Operating expenses

For the three months ended March 31, 2024, Operating costs decreased $28.5 million compared to the three months ended March 31, 2023. The following table provides the breakout of Operating costs:

	Three months ended March 31,
			Change
In thousands	2024	2023	$	%
Newsprint and ink	$18,573	$29,597	$(11,024)	(37)%
Distribution	74,483	83,942	(9,459)	(11)%
Compensation and benefits	96,501	100,930	(4,429)	(4)%
Outside services	80,965	78,995	1,970	2%
Other	50,340	55,864	(5,524)	(10)%
Total operating costs	$320,862	$349,328	$(28,466)	(8)%

For the three months ended March 31, 2024, Newsprint and ink costs decreased compared to the three months ended March 31, 2023, primarily due to lower volume due to the decline in revenues, as well as a decrease in the cost of newsprint of approximately $4.9 million.

For the three months ended March 31, 2024, Distribution costs decreased compared to the three months ended March 31, 2023, primarily due to a decrease of approximately $12.0 million associated with lower home delivery and single copy revenues, partially offset by an increase in postage costs of approximately $2.5 million, mainly due to conversion to mail delivery in multiple markets.

For the three months ended March 31, 2024, Compensation and benefits costs decreased compared to the three months ended March 31, 2023, primarily due to a decrease in headcount tied to ongoing cost control initiatives, including facility closures and conversion to mail delivery in multiple markets.

For the three months ended March 31, 2024, Outside services costs, which includes professional services fulfilled by third parties, media fees and other digital costs, and paid search and ad serving services, increased compared to the three months ended March 31, 2023, primarily due to higher third-party media fees of approximately $2.6 million, partially offset by a decrease of approximately $0.6 million in miscellaneous expenses.

For the three months ended March 31, 2024, Other costs decreased compared to the three months ended March 31, 2023, primarily due to lower facility related expenses of approximately $3.8 million, mainly associated with real estate sales and facility consolidations and lower miscellaneous expenses of approximately $3.8 million, mainly related to lower technology costs, partially offset by higher promotion costs of approximately $2.1 million.

For the three months ended March 31, 2024, Selling, general and administrative expenses decreased $6.2 million compared to the three months ended March 31, 2023. The following table provides the breakout of Selling, general and administrative expenses:

	Three months ended March 31,
			Change
In thousands	2024	2023	$	%
Compensation and benefits	$62,663	$62,179	$484	1%
Outside services and other	67,581	74,311	(6,730)	(9)%
Total selling, general and administrative expenses	$130,244	$136,490	$(6,246)	(5)%

For the three months ended March 31, 2024, Outside services and other costs, which include services fulfilled by third parties, decreased compared to the three months ended March 31, 2023, primarily due to lower miscellaneous expenses of approximately $5.5 million, including promotional expenses, and lower bad debt expense of approximately $1.2 million.

For the three months ended March 31, 2024, Depreciation and amortization expense decreased compared to the three months ended March 31, 2023, reflecting the impact of fewer print facilities in 2024 compared to 2023.

For the three months ended March 31, 2024, Integration and reorganization costs increased compared to the three months ended March 31, 2023, mainly due to an increase in other costs of $12.3 million, partially offset by a decrease in severance costs of $1.4 million. The change in other costs for the three months ended March 31, 2024 was primarily due to $9.7 million expensed as of the cease-use date related to certain licensed content and the absence in the first quarter of 2024 of a reversal of a withdrawal liability related to a multiemployer pension plan in the first quarter of 2023 of $2.0 million based on the settlement of the withdrawal liability.

For the three months ended March 31, 2024, we recognized a net loss on the sale of assets of $0.9 million as part of our continued plan to monetize non-strategic assets. For the three months ended March 31, 2023, we recognized a net gain on the sale of assets of $16.3 million, primarily related to the sale of a production facility as part of our plan to monetize non-strategic assets.

Domestic Gannett Media segment Adjusted EBITDA

	Three months ended March 31,
			Change
In thousands	2024	2023	$	%
Net income attributable to Gannett	$5,463	$23,009	$(17,546)	(76)%
Non-operating pension (income) expense	(1,306)	303	(1,609)	***
Depreciation and amortization	24,877	31,751	(6,874)	(22)%
Integration and reorganization costs	14,889	4,049	10,840	***
Asset impairments	—	5	(5)	(100)%
Loss (gain) on sale or disposal of assets, net	904	(16,271)	17,175	***
Other non-operating (income) expense, net	(347)	1,567	(1,914)	***
Non-recurring items	—	4	(4)	(100)%
Adjusted EBITDA (non-GAAP basis)(a)	$44,480	$44,417	$63	—%
Net income attributable to Gannett margin	1.1%	4.3%
Adjusted EBITDA margin (non-GAAP basis)(a)(b)	9.0%	8.4%
*** Indicates an absolute value percentage change greater than 100.
(a)See "Non-GAAP Financial Measures" below for additional information about non-GAAP measures.
(b)We define Adjusted EBITDA margin as Adjusted EBITDA divided by total Revenues.

For the three months ended March 31, 2024, the increase in Domestic Gannett Media segment Adjusted EBITDA compared to the three months ended March 31, 2023, was primarily attributable to the changes discussed above.

Newsquest segment

A summary of our Newsquest segment results is presented below:

	Three months ended March 31,
			Change
In thousands	2024	2023	$	%
Revenues:
Digital	$19,920	$18,348	$1,572	9%
Print and commercial	40,278	40,810	(532)	(1)%
Total revenues	60,198	59,158	1,040	2%
Operating expenses:
Operating costs	30,526	30,237	289	1%
Selling, general and administrative expenses	15,596	16,158	(562)	(3)%
Depreciation and amortization	2,035	1,758	277	16%
Integration and reorganization costs	169	600	(431)	(72)%
(Gain) loss on sale or disposal of assets, net	(445)	3	(448)	***
Other operating income	(87)	—	(87)	***
Total operating expenses	47,794	48,756	(962)	(2)%
Operating income	$12,404	$10,402	$2,002	19%
*** Indicates an absolute value percentage change greater than 100.

Revenues

The following table provides the breakout of Revenues by category:

	Three months ended March 31,
			Change
In thousands	2024	2023	$	%
Digital advertising	$13,525	$12,536	$989	8%
Digital marketing services	2,088	2,194	(106)	(5)%
Digital-only subscription	1,568	1,153	415	36%
Digital other	2,739	2,465	274	11%
Digital	19,920	18,348	1,572	9%

Print advertising	19,057	19,777	(720)	(4)%
Print circulation	17,077	16,951	126	1%
Commercial and other	4,144	4,082	62	2%
Print and commercial	40,278	40,810	(532)	(1)%

Total revenues	$60,198	$59,158	$1,040	2%

For the three months ended March 31, 2024, Digital advertising revenues increased compared to the three months ended March 31, 2023, primarily due to an increase in local revenues, partially offset by lower spend on employment notifications.

For the three months ended March 31, 2024, Digital-only subscription revenues increased compared to the three months ended March 31, 2023, primarily driven by the increase in digital-only paid subscriptions. Refer to "Key Performance Indicators" below for further discussion of digital-only paid subscriptions.

For the three months ended March 31, 2024, Digital other revenues increased compared to the three months ended March 31, 2023, primarily due to higher syndication revenues.

For the three months ended March 31, 2024, Print advertising revenues decreased compared to the three months ended March 31, 2023, primarily due to a decrease in sponsorship revenues due to timing and the ongoing shift in spend to digital platforms.

Operating expenses

For the three months ended March 31, 2024, Operating costs increased $0.3 million compared to the three months ended March 31, 2023. The following table provides the breakout of Operating costs:

	Three months ended March 31,
			Change
In thousands	2024	2023	$	%
Newsprint and ink	$2,624	$3,896	$(1,272)	(33)%
Distribution	3,186	3,430	(244)	(7)%
Compensation and benefits	12,979	11,962	1,017	9%
Outside services	3,848	3,899	(51)	(1)%
Other	7,889	7,050	839	12%
Total operating costs	$30,526	$30,237	$289	1%

For the three months ended March 31, 2024, Newsprint and ink costs decreased compared to the three months ended March 31, 2023, primarily due to a decrease in the cost of newsprint of approximately $1.0 million.

For the three months ended March 31, 2024, Distribution costs decreased compared to the three months ended March 31, 2023, primarily due to the decline in revenues.

For the three months ended March 31, 2024, Compensation and benefits costs increased compared to the three months ended March 31, 2023, primarily due to higher headcount.

For the three months ended March 31, 2024, Other costs increased compared to the three months ended March 31, 2023, primarily due to an increase in miscellaneous expenses.

For the three months ended March 31, 2024, Selling, general and administrative expenses decreased $0.6 million compared to the three months ended March 31, 2023. The following table provides the breakout of Selling, general and administrative expenses:

	Three months ended March 31,
			Change
In thousands	2024	2023	$	%
Compensation and benefits	$11,745	$11,506	$239	2%
Outside services and other	3,851	4,652	(801)	(17)%
Total selling, general and administrative expenses	$15,596	$16,158	$(562)	(3)%

For the three months ended March 31, 2024, Compensation and benefits costs increased compared to the three months ended March 31, 2023, primarily due to an increase in bonuses.

For the three months ended March 31, 2024, Outside services and other costs decreased compared to the three months ended March 31, 2023, primarily due to a decrease in facility related costs as well as lower bad debt expense of approximately $0.3 million.

Newsquest segment Adjusted EBITDA

	Three months ended March 31,
			Change
In thousands	2024	2023	$	%
Net income attributable to Gannett	$14,544	$12,018	$2,526	21%
Non-operating pension income	(1,840)	(2,118)	278	(13)%
Depreciation and amortization	2,035	1,758	277	16%
Integration and reorganization costs	169	600	(431)	(72)%
(Gain) loss on sale or disposal of assets, net	(445)	3	(448)	***
Other non-operating (income) expense, net	(300)	502	(802)	***
Non-recurring items	—	83	(83)	(100)%
Adjusted EBITDA (non-GAAP basis)(a)	$14,163	$12,846	$1,317	10%
Net income attributable to Gannett margin	24.2%	20.3%
Adjusted EBITDA margin (non-GAAP basis)(a)(b)	23.5%	21.7%
*** Indicates an absolute value percentage change greater than 100.
(a)See "Non-GAAP Financial Measures" below for additional information about non-GAAP measures.
(b)We define Adjusted EBITDA margin as Adjusted EBITDA divided by total Revenues.

For the three months ended March 31, 2024, the increase in Newsquest segment Adjusted EBITDA compared to the three months ended March 31, 2023, was primarily attributable to the changes discussed above.

Digital Marketing Solutions segment

A summary of our DMS segment results is presented below:

	Three months ended March 31,
			Change
In thousands	2024	2023	$	%
Revenues:
Digital(a)	$117,045	$112,817	$4,228	4%
Total revenues	117,045	112,817	4,228	4%
Operating expenses:
Operating costs	84,931	78,990	5,941	8%
Selling, general and administrative expenses	23,965	22,144	1,821	8%
Depreciation and amortization	5,880	5,860	20	—%
Integration and reorganization costs	25	20	5	25%
Loss on sale or disposal of assets, net	89	35	54	***
Total operating expenses	114,890	107,049	7,841	7%
Operating income	$2,155	$5,768	$(3,613)	(63)%
*** Indicates an absolute value percentage change greater than 100.
(a)Digital revenues are solely generated by digital marketing services revenues.

Revenues

For the three months ended March 31, 2024, Digital revenues increased compared to the three months ended March 31, 2023, primarily due to growth in the core direct business, including growth in revenues associated with both local and multi-location customers, and an increase in core platform average revenue per user ("Core platform ARPU") of 6% for the three months ended March 31, 2024. Refer to "Key Performance Indicators" below for further discussion of Core platform ARPU.

Operating expenses

For the three months ended March 31, 2024, Operating costs increased $5.9 million compared to the three months ended March 31, 2023. The following table provides the breakout of Operating costs:

	Three months ended March 31,
			Change
In thousands	2024	2023	$	%
Outside services	$74,099	$69,096	$5,003	7%
Compensation and benefits	9,006	8,440	566	7%
Other	1,826	1,454	372	26%
Total operating costs	$84,931	$78,990	$5,941	8%

For the three months ended March 31, 2024, Outside services costs, which includes professional services fulfilled by third parties, media fees and other digital costs, and paid search and ad serving services, increased compared to the three months ended March 31, 2023, due to an increase in expenses associated with third-party media fees driven by a corresponding increase in revenues.

For the three months ended March 31, 2024, Compensation and benefits costs increased compared to the three months ended March 31, 2023, primarily due to higher headcount.

For the three months ended March 31, 2024, Other costs increased compared to the three months ended March 31, 2023, primarily due to an increase in miscellaneous expenses, including higher facility related expenses.

For the three months ended March 31, 2024, Selling, general and administrative expenses increased $1.8 million compared to the three months ended March 31, 2023. The following table provides the breakout of Selling, general and administrative expenses:

	Three months ended March 31,
			Change
In thousands	2024	2023	$	%
Compensation and benefits	$19,645	$19,066	$579	3%
Outside services and other	4,320	3,078	1,242	40%
Total selling, general and administrative expenses	$23,965	$22,144	$1,821	8%

For the three months ended March 31, 2024, Compensation and benefits costs increased compared to the three months ended March 31, 2023, primarily due to higher headcount.

For the three months ended March 31, 2024, Outside services and other costs increased compared to the three months ended March 31, 2023, due to an increase in miscellaneous expenses, including higher bad debt expense of $0.7 million.

DMS segment Adjusted EBITDA

	Three months ended March 31,
			Change
In thousands	2024	2023	$	%
Net income attributable to Gannett	$609	$5,623	$(5,014)	(89)%
Depreciation and amortization	5,880	5,860	20	—%
Integration and reorganization costs	25	20	5	25%
Loss on sale or disposal of assets, net	89	35	54	***
Other non-operating expense, net	1,546	145	1,401	***
Non-recurring items	630	—	630	***
Adjusted EBITDA (non-GAAP basis)(a)	$8,779	$11,683	$(2,904)	(25)%
Net income attributable to Gannett margin	0.5%	5.0%
Adjusted EBITDA margin (non-GAAP basis)(a)(b)	7.5%	10.4%
*** Indicates an absolute value percentage change greater than 100.
(a)See "Non-GAAP Financial Measures" below for additional information about non-GAAP measures.
(b)We define Adjusted EBITDA margin as Adjusted EBITDA divided by total Revenues.

For the three months ended March 31, 2024, the decrease in DMS segment Adjusted EBITDA compared to the three months ended March 31, 2023, was primarily attributable to the changes discussed above. In addition, for the three months ended March 31, 2024, Other non-operating expense, net increased compared to the three months ended March 31, 2023, mainly due to an increase in unrealized foreign currency losses.

Corporate and other category

For the three months ended March 31, 2024, Corporate and other revenues were $1.6 million compared to $1.4 million for the three months ended March 31, 2023.

For the three months ended March 31, 2024, Corporate and other operating expenses increased $47.9 million compared to the three months ended March 31, 2023. The following table provides the breakout of Corporate and other operating expenses:

	Three months ended March 31,
			Change
In thousands	2024	2023	$	%
Operating expenses:
Operating costs	$4,885	$6,026	$(1,141)	(19)%
Selling, general and administrative expenses	10,684	5,598	5,086	91%
Depreciation and amortization	5,506	4,329	1,177	27%
Integration and reorganization costs	2,798	7,458	(4,660)	(62)%
Asset Impairments	45,989	—	45,989	***
Loss (gain) on sale or disposal of assets, net	4	(1,448)	1,452	***
Other operating expenses	178	229	(51)	(22)%
Total operating expenses	$70,044	$22,192	$47,852	***
*** Indicates an absolute value percentage change greater than 100.

For the three months ended March 31, 2024, Corporate and other operating expenses increased compared to the three months ended March 31, 2023, primarily due to the impairment charge of approximately $46.0 million related to the write-off of the McLean, Virginia operating lease right-of-use asset and the associated leasehold improvements, an increase in Selling, general and administrative expenses, primarily due to a higher technology and product costs, as well as the absence in 2024 of the $1.4 million gain on the sale of intellectual property incurred in the first quarter of 2023. These increases were partially offset by a decrease in Integration and reorganization costs, primarily due to a decrease in severance costs of $3.1 million, and a decrease in other costs of $1.5 million, mainly due to a decrease in system integration costs.

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

Details of our cash flows are included in the table below:

	Three months ended March 31,
In thousands	2024	2023
Cash provided by operating activities	$22,451	$6,718
Cash (used for) provided by investing activities	(12,426)	20,704
Cash used for financing activities	(18,245)	(38,640)
Effect of currency exchange rate change on cash	984	38
Decrease in cash, cash equivalents and restricted cash	$(7,236)	$(11,180)

Cash flows provided by operating activities: Our largest source of cash provided by operating activities is generated by advertising and marketing services, primarily from local and national print advertising, as well as retail, classified, and online revenues. Additionally, we generate cash through circulation subscribers, commercial printing and delivery services to third parties, and events. Our primary uses of cash from our operating activities include compensation, newsprint, delivery, and outside services.

Cash flows provided by operating activities were $22.5 million for the three months ended March 31, 2024, compared to $6.7 million for the three months ended March 31, 2023. The increase in cash flows provided by operating activities was primarily due to a decrease in severance payments and higher cash receipts related to deferred revenues, partially offset by an increase in contributions to our pension and other postretirement benefit plans.

Cash flows (used for) provided by investing activities: Cash flows used for investing activities was $12.4 million for the three months ended March 31, 2024, compared to cash provided by investing activities of $20.7 million for the three months ended March 31, 2023. The change in cash flows provided by investing activities was primarily due to a decrease in proceeds from the sale of real estate and other non-strategic assets of $28.9 million and an increase in purchases of property, plant and equipment of $4.2 million.

Cash flows used for financing activities: Cash flows used for financing activities were $18.2 million for the three months ended March 31, 2024, compared to $38.6 million for the three months ended March 31, 2023. The decrease in cash flows used for financing activities was primarily due to $20.9 million in lower repayments of long-term debt.

Debt

As of March 31, 2024, the carrying value of our outstanding debt totaled $1.034 billion, which consisted of $341.5 million related to the Senior Secured Term Loan, $269.5 million related to the 2026 Senior Notes, $419.7 million related to the 2027 Notes (defined below), and $3.3 million related to the remaining 4.75% convertible senior notes due and repaid on April 15, 2024 (the "2024 Notes").

The Senior Secured Term Loan bears interest at a per annum rate equal to the Adjusted Term SOFR (which shall not be less than 0.50% per annum) plus a margin equal to 5.00% or an alternate base rate (which shall not be less than 1.50% per annum) plus a margin equal to 4.00%. We are required to repay the Senior Secured Term Loan from time to time with (i) the proceeds of non-ordinary course asset sales and casualty and condemnation events, (ii) the proceeds of indebtedness not permitted under the Senior Secured Term Loan, and (iii) the aggregate amount of cash and cash equivalents on hand at the Company and its restricted subsidiaries in excess of $100 million at the end of each fiscal year of the Company. Subsequent to the amendment effective as of April 8, 2022, the Senior Secured Term Loan is amortized at a rate equal to $15.1 million per quarter (or, if the ratio of debt secured on an equal basis with the Senior Secured Term Loan less unrestricted cash of the Company and its restricted subsidiaries to Consolidated EBITDA (as such terms are defined in the Senior Secured Term Loan) (such ratio, the "First Lien Net Leverage Ratio"), for the most recently ended period of four consecutive fiscal quarters is equal to or less than 1.20 to 1.00, $7.6 million per quarter). For the three months ended March 31, 2024, we made $3.3 million of prepayments, including quarterly amortization payments, on the Senior Secured Term Loan.

Interest on the 2026 Senior Notes is payable semi-annually in arrears. The 2026 Senior Notes mature on November 1, 2026, unless redeemed or repurchased earlier pursuant to the 2026 Senior Notes Indenture.

Interest on the 6.0% Senior Secured Convertible Notes due 2027 (the "2027 Notes") is payable semi-annually in arrears. The 2027 Notes mature on December 1, 2027, unless earlier repurchased or converted. The 2027 Notes may be converted at any time by the holders into cash, shares of our common stock, par value $0.01 per share (the "Common Stock") or any combination of cash and Common Stock, at our election. The initial conversion rate is 200 shares of Common Stock per $1,000 principal amount of the 2027 Notes, which is equal to a conversion price of $5.00 per share of Common Stock (the "Conversion Price"). For the three months ended March 31, 2024, no shares were issued upon conversion, exercise, or satisfaction of the required conditions.

Our Senior Secured Term Loan, 2024 Notes, 2026 Senior Notes and 2027 Notes all contain usual and customary covenants and events of default. As of March 31, 2024, we were in compliance with all such covenants and obligations.

Refer to Note 6 — Debt in the notes to the condensed consolidated financial statements for additional discussion regarding our debt.

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

During the three months ended March 31, 2024, we did not repurchase any shares of Common Stock under the Stock Repurchase Program. As of March 31, 2024, the remaining authorized amount under the Stock Repurchase Program was approximately $96.9 million. We do not currently anticipate repurchasing any shares of Common Stock pursuant to the Stock Repurchase Program during the second quarter of 2024.

Beginning with the quarter ended December 31, 2022, and ending with the quarter ending September 30, 2024, the Gannett Retirement Plan's (the "GR Plan") appointed actuary has and will certify the GR Plan's funded status for each quarter (the "Quarterly Certification") in accordance with U.S. GAAP. If the GR Plan is less than 100% funded, we will make a $1.0 million contribution to the GR Plan no later than 60 days following the receipt of the Quarterly Certification, provided, however, that our obligation to make additional contractual contributions will terminate the earlier of (a) the day following the date that a contractual contribution would be due for the quarter ending September 30, 2024, and (b) the date we have made a total of $5 million of contractual contributions subsequent to June 30, 2022. As of March 31, 2024, the GR Plan was more than 100% funded.

We expect our capital expenditures for the remainder of 2024 to total approximately $47 million. These capital expenditures are anticipated to be primarily comprised of projects related to digital product development, costs associated with our print and technology systems, and system upgrades.

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

CRITICAL ACCOUNTING ESTIMATES

See our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for a discussion of our critical accounting policies and use of estimates. There have been no material changes to our critical accounting policies and use of estimates discussed in such report.

NON-GAAP FINANCIAL MEASURES

A non-GAAP measure is generally defined as one that purports to measure historical or future financial performance, financial position, or cash flows, but excludes or includes amounts that would not be so excluded or included in the most comparable U.S. generally accepted accounting principles ("U.S. GAAP") measure.

Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial performance measures we believe offer a useful view of the overall operations of our business. These non-GAAP financial performance measures, which may not be comparable to, and may be defined differently than, similarly titled measures used or reported by other companies, should not be considered in isolation from or as a substitute for the related U.S. GAAP measures and should be read together with financial information presented on a U.S. GAAP basis.

We define Adjusted EBITDA as Net income (loss) attributable to Gannett before (1) Income tax expense (benefit), (2) Interest expense, (3) Gains or losses on the early extinguishment of debt, (4) Non-operating pension income, (5) Loss on convertible notes derivative, (6) Depreciation and amortization, (7) Integration and reorganization costs, (8) Third-party debt expenses and acquisition costs, (9) Asset impairments, (10) Goodwill and intangible impairments, (11) Gains or losses on the sale or disposal of assets, (12) Share-based compensation, (13) Other non-operating (income) expense, net, and (14) Non-recurring items. We define Adjusted EBITDA margin as Adjusted EBITDA divided by total Revenues.

Management's use of Adjusted EBITDA and Adjusted EBITDA margin

Adjusted EBITDA and Adjusted EBITDA margin are not measurements of financial performance under U.S. GAAP and should not be considered in isolation or as an alternative to net income (loss), margin, or any other measure of performance or liquidity derived in accordance with U.S. GAAP. We believe these non-GAAP financial performance measures, as we have defined them, are helpful in identifying trends in our day-to-day performance because the items excluded have little or no significance on our day-to-day operations. These measures provide an assessment of core expenses and afford management the ability to make decisions which are expected to facilitate meeting current financial goals as well as achieve optimal financial performance.

We use Adjusted EBITDA and Adjusted EBITDA margin as measures of our day-to-day operating performance, which is evidenced by the publishing and delivery of news and other media and excludes certain expenses that may not be indicative of our day-to-day business operating results.

Limitations of Adjusted EBITDA and Adjusted EBITDA margin

Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools. They should not be viewed in isolation or as a substitute for U.S. GAAP measures of earnings. Material limitations in making the adjustments to our earnings to calculate Adjusted EBITDA and Adjusted EBITDA margin and using these non-GAAP financial measures as compared to U.S. GAAP net income (loss) include: the cash portion of interest/financing expense, income tax (benefit) provision, and charges related to asset impairments, which may significantly affect our financial results.

Management believes these items are important in evaluating our performance, results of operations, and financial position. We use non-GAAP financial performance measures to supplement our U.S. GAAP results in order to provide a more complete understanding of the factors and trends affecting our business.

Adjusted EBITDA and Adjusted EBITDA margin are not alternatives to net income (loss), margin, or any other measure of performance or liquidity derived in accordance with U.S. GAAP. As such, they should not be considered or relied upon as substitutes or alternatives for any such U.S. GAAP financial measures. We strongly urge you to review the reconciliation of Net income (loss) attributable to Gannett to Adjusted EBITDA and Adjusted EBITDA margin along with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We also strongly urge you not to rely on any single financial performance measure to evaluate our business. In addition, because Adjusted EBITDA and Adjusted EBITDA margin are not measures of financial performance under U.S. GAAP and are susceptible to varying calculations, the Adjusted EBITDA and Adjusted EBITDA margin measures as presented in this report may differ from and may not be comparable to similarly titled measures used by other companies.
The table below shows the reconciliation of Net (loss) income attributable to Gannett to Adjusted EBITDA and Net (loss) income attributable to Gannett margin to Adjusted EBITDA margin:

	Three months ended March 31,
In thousands	2024	2023
Net (loss) income attributable to Gannett	$(84,768)	$10,344
Provision (benefit) for income taxes	10,078	(17,329)
Interest expense	26,565	28,330
Gain on early extinguishment of debt	(617)	(496)
Non-operating pension income	(3,146)	(1,815)
Depreciation and amortization	38,298	43,698
Integration and reorganization costs	17,881	12,127
Third-party debt expenses and acquisition costs	178	229
Asset impairments	45,989	5
Loss (gain) on sale or disposal of assets, net	552	(17,681)
Share-based compensation expense	2,826	3,736
Other non-operating expense, net	1,817	1,221
Non-recurring items	1,936	533
Adjusted EBITDA (non-GAAP basis)	$57,589	$62,902
Net (loss) income attributable to Gannett margin	(13.3)%	1.5%
Adjusted EBITDA margin (non-GAAP basis)	9.1%	9.4%
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

The following tables provide information regarding certain KPIs for the Domestic Gannett Media, Newsquest and DMS segments:

	Three months ended March 31,
In thousands, except ARPU	2024	2023	Change	% Change
Domestic Gannett Media
Digital-only ARPU	$7.28	$5.88	$1.40	24%

Newsquest
Digital-only ARPU	$6.03	$6.41	$(0.38)	(6)%

Total Gannett
Digital-only ARPU	$7.22	$5.90	$1.32	22%

DMS
Core platform revenues	$116,050	$111,407	$4,643	4%
Core platform ARPU	$2,697	$2,535	$162	6%
Core platform average customer count	14.3	14.7	(0.4)	(3)%

	As of March 31,
In thousands	2024	2023	% Change
Digital-only paid subscriptions
Domestic Gannett Media	1,927	1,962	(2)%
Newsquest	90	61	48%
Total Gannett	2,017	2,023	—%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including from changes in interest rates, commodity prices, and foreign currency exchange rates. Changes in these factors could cause fluctuations in earnings and cash flow. In the normal course of business, exposure to certain of these market risks is managed as described below.

Interest Rates

We generally manage our risk associated with changes in interest rates through the use of a combination of variable and fixed-rate debt. As of March 31, 2024, we had variable and fixed-rate debt totaling $347.1 million and $767.1 million, respectively. Our variable-rate debt consisted of the Senior Secured Term Loan, which bears interest at the Adjusted Term Secured Overnight Financing Rate. A hypothetical interest rate increase of 100 basis points would have increased our interest expense related to our variable-rate debt and likewise decreased our income and cash flows by approximately $0.9 million for the three months ended March 31, 2024. See Note 6 — Debt to our condensed consolidated financial statements for further discussion of our debt.

Commodity Prices

Certain operating expenses of ours are sensitive to commodity price fluctuations, as well as inflation. Our primary commodity price exposures are newsprint and, to a lesser extent, ink, which in the aggregate represented approximately 3.1% and 5.2% of operating expenses for the three months ended March 31, 2024 and 2023, respectively. A hypothetical $10 per metric ton increase in newsprint price would not have materially impacted our results of operations or cash flows based on newsprint usage for the quarter ended March 31, 2024 of approximately 25 thousand metric tons.

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

Translation gains or losses affecting the condensed consolidated financial statements have not been significant in the past. At March 31, 2024 and 2023, cumulative foreign currency translation losses reported as part of equity were $1.9 million and $8.5 million, respectively. The fluctuation in cumulative foreign currency translation losses was driven by the impact of changing exchange rates, primarily due to the British pound sterling. A hypothetical 10% fluctuation of the price of the British pound sterling and the currencies in our DMS segment against the U.S. dollar would not have materially impacted operating income for the three months ended March 31, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding legal proceedings may be found in Note 11 — Commitments, contingencies, and other matters — Legal Proceedings of the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors described in Part I, Item 1A, Risk Factors of our Form 10-K for the fiscal year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

The following table provides information regarding shares withheld from our employees to satisfy certain tax obligations in connection with the vesting of restricted stock awards during the three months ended March 31, 2024. The shares of common stock withheld to satisfy tax withholding obligations may be deemed purchases of such shares required to be disclosed pursuant to this Item 2. We did not repurchase any of our equity securities in the open market during the three months ended March 31, 2024.

In thousands, except per share amounts	Total number of shares purchased (a)	Average price paid per share (a)	Total number of shares purchased as part of publicly announced program (b)	Maximum approximate dollar value of shares that may yet be purchased under the Stock Repurchase Program (b)
Period
January 1, 2024 - January 31, 2024	—	$—	—	$—
February 1, 2024 - February 29, 2024	—	$—	—	$—
March 1, 2024 - March 31, 2024	275	$2.21	—	$—
Total	275	$2.21	—	$—
(a)Represents shares of Common Stock withheld pursuant to the 2023 Stock Incentive Plan to cover employee tax-withholding obligations upon vesting of restricted stock awards in the first quarter of 2024. Amounts in the average price paid per share column reflect the weighted average price for shares withheld in satisfaction of these tax-withholding obligations.
(b)In February 2022, the Company's Board of Directors authorized the repurchase of up to $100 million of Common Stock (the "Stock Repurchase Program"). Repurchases may be made from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or by means of one or more tender offers, in each case, as permitted by securities laws and other legal requirements. During the three months ended March 31, 2024, the Company did not repurchase any shares of Common Stock under the Stock Repurchase Program. As of March 31, 2024, the remaining authorized amount under the Stock Repurchase Program was approximately $96.9 million. The Company does not anticipate repurchasing any shares of Common Stock pursuant to the Stock Repurchase Program during the second quarter of 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

This item is not applicable.

ITEM 5. OTHER INFORMATION

Form of Indemnification Agreement

On April 29, 2024, the Company's Board of Directors approved and adopted a new form of indemnification agreement (the "Indemnification Agreement"), to be entered into by the Company with its directors. The Indemnification Agreement replaces the Company's existing form of indemnification agreement. As is the case with the Company's previous form of indemnification agreement, the Indemnification Agreement provides for the indemnification and advancement by the Company of certain expenses and costs relating to claims, suits or proceedings arising from service to the Company or, at its request, service to other entities, as officers, directors, agents, or similar capacities, to the maximum extent permitted by law, subject to the terms and conditions of the Indemnification Agreement.

The foregoing summary of the Indemnification Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Indemnification Agreement, the form of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit Number	Description	Location
10.1	Gannett Co., Inc. 2023 Annual Bonus Plan.*†	Filed herewith.
10.2	Form of Indemnification Agreement.*	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.	Filed herewith.
32.1	Section 1350 Certification of Principal Executive Officer.	Furnished herewith.
32.2	Section 1350 Certification of Principal Financial Officer.	Furnished herewith.
101
The following financial information from Gannett Co., Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income; (iii) Condensed Consolidated Statements of Cash Flow; (iv) Condensed Consolidated Statements of Equity; and (v) Notes to Condensed Consolidated Financial Statements
Attached.
104	Cover Page Interactive Data File (formatted as Inline XBRL and embedded within the Inline XBRL document)	Attached.

*	Management contract or compensatory plan or arrangement.
†	Certain identified information has been redacted from the exhibit in accordance with Item 601(b)(10) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 2, 2024	GANNETT CO., INC.

/s/ Douglas E. Horne
Douglas E. Horne
Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)