Form 10-Q
period 2024-06-30
Gannett Co., Inc.
filed 2024-08-01
CIK 1579684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of July 29, 2024, 147,599,699 shares of the registrant's Common Stock were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Part I, Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our current views regarding, among other things, our future or ongoing growth, results of operations, performance, business prospects and opportunities, stock repurchases, and our environmental, social and governance goals, and are not statements of historical fact. Words such as "anticipate(s)," "expect(s)," "intend(s)," "plan(s)," "focus," "goal," "project," "believe(s)," "will," "aim," "would," "could," "can," "may," "seek(s)," "estimate(s)" and similar expressions are intended to identify such forward-looking statements.

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

INDEX TO GANNETT CO., INC.
Q2 2024 FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GANNETT CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share data	June 30, 2024	December 31, 2023
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$98,886	$100,180
Accounts receivable, net of allowance of $14,514 and $16,338 as of June 30, 2024 and December 31, 2023, respectively	241,649	266,096
Inventories	22,427	26,794
Prepaid expenses	39,426	36,210
Other current assets	15,647	14,957
Total current assets	418,035	444,237
Property, plant and equipment, net of accumulated depreciation of $342,821 and $336,408 as of June 30, 2024 and December 31, 2023, respectively	233,892	239,087
Operating lease assets	157,980	221,733
Goodwill	533,687	533,876
Intangible assets, net	478,697	524,350
Deferred tax assets	40,166	37,125
Pension and other assets	191,029	180,839
Total assets	$2,053,486	$2,181,247
Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$304,882	$293,444
Deferred revenue	112,259	120,502
Current portion of long-term debt	60,452	63,752
Operating lease liabilities	41,694	45,763
Other current liabilities	8,361	10,052
Total current liabilities	527,648	533,513
Long-term debt	531,211	564,836
Convertible debt	423,370	416,036
Deferred tax liabilities	—	2,028
Pension and other postretirement benefit obligations	40,391	42,661
Long-term operating lease liabilities	183,137	203,871
Other long-term liabilities	98,459	100,989
Total noncurrent liabilities	1,276,568	1,330,421
Total liabilities	1,804,216	1,863,934
Commitments and contingent liabilities (See Note 11)
Equity
Preferred stock, $0.01 par value per share, 300,000 shares authorized, none of which were issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value per share, 2,000,000,000 shares authorized, 158,817,284 shares issued and 147,653,745 shares outstanding at June 30, 2024; 158,554,705 shares issued and 148,939,463 shares outstanding at December 31, 2023	1,588	1,586
Treasury stock, at cost, 11,163,539 shares and 9,615,242 shares at June 30, 2024 and December 31, 2023, respectively	(20,499)	(17,393)
Additional paid-in capital	1,432,682	1,426,325
Accumulated deficit	(1,098,212)	(1,027,192)
Accumulated other comprehensive loss	(65,786)	(65,541)
Total Gannett stockholders' equity	249,773	317,785
Noncontrolling interests	(503)	(472)
Total equity	249,270	317,313
Total liabilities and equity	$2,053,486	$2,181,247
The accompanying notes are an integral part of these condensed consolidated financial statements.

GANNETT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
In thousands, except per share amounts	2024	2023	2024	2023
Digital	$278,378	$262,103	$545,877	$509,581
Print and commercial	361,462	410,254	729,724	831,693
Total revenues	639,840	672,357	1,275,601	1,341,274
Operating costs	391,474	426,096	793,873	856,284
Selling, general and administrative expenses	183,019	184,127	363,508	364,517
Depreciation and amortization	38,258	39,784	76,556	83,482
Integration and reorganization costs	19,775	7,287	37,656	19,414
Asset impairments	—	1,177	45,989	1,182
Loss (gain) on sale or disposal of assets, net	236	146	788	(17,535)
Other operating expenses	112	229	151	458
Total operating expenses	632,874	658,846	1,318,521	1,307,802
Operating income (loss)	6,966	13,511	(42,920)	33,472
Interest expense	26,270	28,559	52,835	56,889
Loss (gain) on early extinguishment of debt	87	—	(530)	(496)
Non-operating pension income	(3,137)	(2,263)	(6,283)	(4,078)
Equity income in unconsolidated investees, net	(559)	(621)	(374)	(831)
Other non-operating (income) expense, net	(2,609)	(807)	(792)	414
Non-operating expenses	20,052	24,868	44,856	51,898
Loss before income taxes	(13,086)	(11,357)	(87,776)	(18,426)
(Benefit) provision for income taxes	(26,803)	1,333	(16,725)	(15,996)
Net income (loss)	13,717	(12,690)	(71,051)	(2,430)
Net loss attributable to noncontrolling interests	(31)	(13)	(31)	(97)
Net income (loss) attributable to Gannett	$13,748	$(12,677)	$(71,020)	$(2,333)

Income (loss) per share attributable to Gannett - basic	$0.10	$(0.09)	$(0.50)	$(0.02)
Income (loss) per share attributable to Gannett - diluted	$0.09	$(0.09)	$(0.50)	$(0.02)

Other comprehensive income (loss):
Foreign currency translation adjustments	$(223)	$5,827	$(912)	$12,164
Pension and other postretirement benefit items:
Net actuarial gain (loss)	—	13,968	(538)	25,564
Amortization of net actuarial gain (loss)	232	8	469	12
Amortization of prior service cost	(125)	17	(250)	33
Equity method investments	—	—	116	610
Other	(317)	(2,631)	1,010	(5,542)
Total pension and other postretirement benefit items	(210)	11,362	807	20,677
Other comprehensive (loss) income before tax	(433)	17,189	(105)	32,841
Income tax (benefit) provision related to components of other comprehensive income (loss)	(30)	2,942	140	5,304
Other comprehensive (loss) income, net of tax	(403)	14,247	(245)	27,537
Comprehensive income (loss)	13,314	1,557	(71,296)	25,107
Comprehensive loss attributable to noncontrolling interests	(31)	(13)	(31)	(97)
Comprehensive income (loss) attributable to Gannett	$13,345	$1,570	$(71,265)	$25,204
The accompanying notes are an integral part of these condensed consolidated financial statements.

GANNETT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
In thousands	2024	2023
Operating activities
Net loss	$(71,051)	$(2,430)
Adjustments to reconcile net loss to operating cash flows:
Depreciation and amortization	76,556	83,482
Share-based compensation expense	6,338	8,783
Non-cash interest expense	10,513	10,567
Loss (gain) on sale or disposal of assets, net	788	(17,535)
Gain on early extinguishment of debt	(530)	(496)
Asset impairments	45,989	1,182
Pension and other postretirement benefit obligations	(15,399)	(6,792)
Equity income in unconsolidated investees, net	(374)	(831)
Change in other assets and liabilities, net	4,746	(23,144)
Cash provided by operating activities	57,576	52,786
Investing activities
Purchase of property, plant and equipment	(22,725)	(16,448)
Proceeds from sale of real estate and other assets	6,073	31,465
Change in other investing activities	386	(12)
Cash (used for) provided by investing activities	(16,266)	15,005
Financing activities
Repayments of long-term debt	(39,575)	(51,291)
Treasury stock	(3,103)	(2,622)
Changes in other financing activities	(846)	(647)
Cash used for financing activities	(43,524)	(54,560)
Effect of currency exchange rate change on cash	396	98
(Decrease) increase in cash, cash equivalents and restricted cash	(1,818)	13,329
Cash, cash equivalents and restricted cash at beginning of period	110,612	104,804
Cash, cash equivalents and restricted cash at end of period	$108,794	$118,133
The accompanying notes are an integral part of these condensed consolidated financial statements.

GANNETT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three months ended June 30, 2024
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Treasury stock		Non-controlling interest
In thousands	Shares	Amount				Shares	Amount		Total
Balance at March 31, 2024	158,565	$1,586	$1,429,137	$(65,383)	$(1,111,960)	10,979	$(19,927)	$(472)	$232,981
Net income (loss) attributable to Gannett	—	—	—	—	13,748	—	—	(31)	13,717
Other comprehensive loss, net(a)	—	—	—	(403)	—	—	—	—	(403)
Share-based compensation expense	—	—	3,512	—	—	—	—	—	3,512
Issuance of common stock	252	2	22	—	—	—	—	—	24
Treasury stock	—	—	—	—	—	130	(571)	—	(571)
Restricted share forfeiture	—	—	—	—	—	54	(1)	—	(1)
Other activity	—	—	11	—	—	—	—	—	11
Balance at June 30, 2024	158,817	$1,588	$1,432,682	$(65,786)	$(1,098,212)	11,163	$(20,499)	$(503)	$249,270

	Three months ended June 30, 2023
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Treasury stock		Non-controlling interest
In thousands	Shares	Amount				Shares	Amount		Total
Balance at March 31, 2023	157,981	$1,580	$1,413,397	$(87,941)	$(989,057)	8,760	$(16,883)	$(453)	$320,643
Net loss attributable to Gannett	—	—	—	—	(12,677)	—	—	(13)	(12,690)
Other comprehensive income, net(a)	—	—	—	14,247	—	—	—	—	14,247
Share-based compensation expense	—	—	5,047	—	—	—	—	—	5,047
Issuance of common stock	455	4	21	—	—	—	—	—	25
Treasury stock	—	—	—	—	—	167	(483)	—	(483)
Restricted share forfeiture	—	—	—	—	—	384	(4)	—	(4)
Other activity	—	—	112	—	—	—	—	—	112
Balance at June 30, 2023	158,436	$1,584	$1,418,577	$(73,694)	$(1,001,734)	9,311	$(17,370)	$(466)	$326,897
(a) For the three months ended June 30, 2024 and 2023, Other comprehensive (loss) income is net of an income tax benefit of $30 thousand and an income tax provision of $2.9 million, respectively.

GANNETT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Six months ended June 30, 2024
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Treasury stock		Non-controlling interest
In thousands	Shares	Amount				Shares	Amount		Total
Balance at December 31, 2023	158,555	$1,586	$1,426,325	$(65,541)	$(1,027,192)	9,615	$(17,393)	$(472)	$317,313
Net loss attributable to Gannett	—	—	—	—	(71,020)	—	—	(31)	(71,051)
Other comprehensive loss, net(a)	—	—	—	(245)	—	—	—	—	(245)
Share-based compensation expense	—	—	6,338	—	—	—	—	—	6,338
Issuance of common stock	262	2	47	—	—	—	—	—	49
Treasury stock	—	—	—	—	—	1,281	(3,103)	—	(3,103)
Restricted share forfeiture	—	—	—	—	—	267	(3)	—	(3)
Other activity	—	—	(28)	—	—	—	—	—	(28)
Balance at June 30, 2024	158,817	$1,588	$1,432,682	$(65,786)	$(1,098,212)	11,163	$(20,499)	$(503)	$249,270

	Six months ended June 30, 2023
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Treasury stock		Non-controlling interest
In thousands	Shares	Amount				Shares	Amount		Total
Balance at December 31, 2022	153,286	$1,533	$1,409,578	$(101,231)	$(999,401)	7,063	$(14,737)	$(369)	$295,373
Net loss attributable to Gannett	—	—	—	—	(2,333)	—	—	(97)	(2,430)
Restricted share grants	4,682	47	(47)	—	—	—	—	—	—
Other comprehensive income, net(a)	—	—	—	27,537	—	—	—	—	27,537
Share-based compensation expense	—	—	8,783	—	—	—	—	—	8,783
Issuance of common stock	468	4	46	—	—	—	—	—	50
Treasury stock	—	—	—	—	—	1,124	(2,622)	—	(2,622)
Restricted share forfeiture	—	—	—	—	—	1,124	(11)	—	(11)
Other activity	—	—	217	—	—	—	—	—	217
Balance at June 30, 2023	158,436	$1,584	$1,418,577	$(73,694)	$(1,001,734)	9,311	$(17,370)	$(466)	$326,897
(a) For the six months ended June 30, 2024 and 2023, Other comprehensive (loss) income is net of an income tax provision of $0.1 million and $5.3 million, respectively.

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

In the opinion of management, the unaudited condensed consolidated financial statements as of June 30, 2024 include all the assets, liabilities, revenues, expenses, and cash flows of entities which Gannett controls due to ownership of a majority voting interest ("subsidiaries"). In addition, in the opinion of management, the unaudited condensed consolidated financial statements as of June 30, 2024 reflect all necessary adjustments for a fair statement of the results for the interim period. All significant intercompany accounts and transactions have been eliminated in consolidation, and the Company consolidates its subsidiaries.

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

The following tables present our revenues disaggregated by segment and revenue type:

	Three months ended June 30, 2024
In thousands	Domestic Gannett Media	Newsquest	Digital Marketing Solutions	Corporate and other	Intersegment eliminations	Consolidated
Digital advertising	$70,922	$13,543	$—	$—	$—	$84,465
Digital marketing services	35,967	1,925	123,798	—	(38,377)	123,313
Digital-only subscription	44,622	1,660	—	—	—	46,282
Digital other	20,444	2,616	—	1,258	—	24,318
Digital	171,955	19,744	123,798	1,258	(38,377)	278,378

Print advertising	119,000	19,904	—	—	—	138,904
Print circulation	146,690	16,633	—	—	—	163,323
Commercial and other(a)	54,264	4,971	—	—	—	59,235
Print and commercial	319,954	41,508	—	—	—	361,462

Total revenues(b)	$491,909	$61,252	$123,798	$1,258	$(38,377)	$639,840
(a)     For the three months ended June 30, 2024, included in Commercial and other revenues was Commercial printing and delivery revenues of $37.3 million and $2.6 million at the Domestic Gannett Media and Newsquest segments, respectively.
(b)     Revenues generated from international operations comprised 11.1% of total revenues for the three months ended June 30, 2024.

	Three months ended June 30, 2023
In thousands	Domestic Gannett Media	Newsquest	Digital Marketing Solutions	Corporate and other	Intersegment eliminations	Consolidated
Digital advertising	$69,175	$12,321	$—	$—	$—	$81,496
Digital marketing services	35,357	2,301	122,789	—	(37,908)	122,539
Digital-only subscription	36,601	1,255	—	—	—	37,856
Digital other	15,898	2,641	—	1,673	—	20,212
Digital	157,031	18,518	122,789	1,673	(37,908)	262,103

Print advertising	131,311	17,964	—	—	—	149,275
Print circulation	178,264	17,492	—	—	—	195,756
Commercial and other(a)	61,588	3,635	—	—	—	65,223
Print and commercial	371,163	39,091	—	—	—	410,254

Total revenues(b)	$528,194	$57,609	$122,789	$1,673	$(37,908)	$672,357
(a) For the three months ended June 30, 2023, included in Commercial and other revenues was Commercial printing and delivery revenues of $45.0 million and $1.9 million at the Domestic Gannett Media and Newsquest segments, respectively.
(b)     Revenues generated from international operations comprised 10.0% of total revenues for the three months ended June 30, 2023.

	Six months ended June 30, 2024
In thousands	Domestic Gannett Media	Newsquest	Digital Marketing Solutions	Corporate and other	Intersegment eliminations	Consolidated
Digital advertising	$141,863	$27,068	$—	$—	$—	$168,931
Digital marketing services	72,053	4,013	240,843	—	(77,182)	239,727
Digital-only subscription	86,533	3,228	—	—	—	89,761
Digital other	39,241	5,355	—	2,862	—	47,458
Digital	339,690	39,664	240,843	2,862	(77,182)	545,877

Print advertising	234,619	38,961	—	—	—	273,580
Print circulation	302,936	33,710	—	—	—	336,646
Commercial and other(a)	110,383	9,115	—	—	—	119,498
Print and commercial	647,938	81,786	—	—	—	729,724

Total revenues(b)	$987,628	$121,450	$240,843	$2,862	$(77,182)	$1,275,601
(a) For the six months ended June 30, 2024, included in Commercial and other revenues was Commercial printing and delivery revenues of $77.8 million and $5.1 million at the Domestic Gannett Media and Newsquest segments, respectively.
(b)     Revenues generated from international operations comprised 11.1% of total revenues for the six months ended June 30, 2024.

	Six months ended June 30, 2023
In thousands	Domestic Gannett Media	Newsquest	Digital Marketing Solutions	Corporate and other	Intersegment eliminations	Consolidated
Digital advertising	$136,849	$24,857	$—	$—	$—	$161,706
Digital marketing services	67,422	4,495	235,606	—	(72,301)	235,222
Digital-only subscription	71,279	2,408	—	—	—	73,687
Digital other	30,789	5,106	—	3,071	—	38,966
Digital	306,339	36,866	235,606	3,071	(72,301)	509,581

Print advertising	259,488	37,741	—	—	—	297,229
Print circulation	366,767	34,443	—	—	—	401,210
Commercial and other(a)	125,537	7,717	—	—	—	133,254
Print and commercial	751,792	79,901	—	—	—	831,693

Total revenues(b)	$1,058,131	$116,767	$235,606	$3,071	$(72,301)	$1,341,274
(a) For the six months ended June 30, 2023, included in Commercial and other revenues was Commercial printing and delivery revenues of $94.1 million and $3.9 million at the Domestic Gannett Media and Newsquest segments, respectively.
(b)     Revenues generated from international operations comprised 10.1% of total revenues for the six months ended June 30, 2023.

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

The following table presents the change in the deferred revenues balance:

	Six months ended June 30,
In thousands	2024	2023
Beginning balance	$120,502	$153,648
Receipts, net of refunds	544,626	546,494
Revenue recognized	(552,869)	(562,664)
Ending balance	$112,259	$137,478

NOTE 3 — Accounts receivable, net

Receivables are presented net of allowances, which reflect the Company's expected credit losses based on historical experience as well as current and expected economic conditions. The following table presents changes in the allowance for doubtful accounts:

	Six months ended June 30,
In thousands	2024	2023
Beginning balance	$16,338	$16,697
Current period provision	1,619	3,305
Write-offs charged against the allowance	(5,503)	(8,993)
Recoveries of amounts previously written-off	2,024	2,045
Other	36	116
Ending balance	$14,514	$13,170

For the three and six months ended June 30, 2024, the Company recorded $1.0 million and $1.6 million in bad debt expense, respectively. For the three and six months ended June 30, 2023, the Company recorded $1.9 million and $3.3 million in bad debt expense, respectively. Bad debt expense is included in Selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss).

NOTE 4 — Goodwill and intangible assets

Goodwill and intangible assets consisted of the following:

	June 30, 2024			December 31, 2023
In thousands	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets:
Advertiser relationships	$445,841	$257,536	$188,305	$446,609	$236,168	$210,441
Other customer relationships	100,980	61,573	39,407	101,819	56,601	45,218
Subscriber relationships	250,822	169,549	81,273	251,099	155,528	95,571
Other intangible assets	66,870	63,944	2,926	68,780	62,536	6,244
Sub-total	$864,513	$552,602	$311,911	$868,307	$510,833	$357,474
Indefinite-lived intangible assets:
Mastheads			166,786			166,876
Total intangible assets			$478,697			$524,350
Goodwill			$533,687			$533,876

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

As of June 30, 2024, the Company performed a review of potential impairment indicators under both ASC 350 and ASC 360, and it was determined that no indicators of impairment were present.

NOTE 5 — Integration and reorganization costs, and asset impairments

Integration and reorganization costs

Integration and reorganization costs include severance costs as well as other reorganization costs associated with individual restructuring programs, designed primarily to right-size the Company's employee base, consolidate facilities and improve operations. These initiatives impact all the Company's operations and can be influenced by the terms of union contracts. Costs related to these programs, which primarily include severance and other reorganization-related expenses, are accrued when probable and reasonably estimable or at the time of program announcement.

Severance-related expenses

The Company recorded severance-related expenses by segment as follows:

	Three months ended June 30,		Six months ended June 30,
In thousands	2024	2023	2024	2023
Domestic Gannett Media	$4,116	$1,332	$8,193	$6,844
Newsquest	243	376	412	976
Digital Marketing Solutions	84	(48)	109	(28)
Corporate and other	(14)	891	969	5,012
Total	$4,429	$2,551	$9,683	$12,804

A roll-forward of the accrued severance and related expenses included in Accounts payable and accrued liabilities on the condensed consolidated balance sheets for the six months ended June 30, 2024 is as follows:

In thousands	Severance and related expenses
Beginning balance	$6,928
Restructuring provision included in integration and reorganization costs	9,683
Cash payments	(8,041)
Ending balance	$8,570

Other reorganization-related expenses

Other reorganization-related costs represent individual restructuring programs, designed primarily to right-size the Company's employee base, consolidate facilities and improve operations. The Company recorded Other reorganization-related costs as follows:

	Three months ended June 30,		Six months ended June 30,
In thousands	2024	2023	2024	2023
Domestic Gannett Media(a)	$10,577	$602	$21,389	$(861)
Digital Marketing Solutions	803	—	803	—
Corporate and other	3,966	4,134	5,781	7,471
Total	$15,346	$4,736	$27,973	$6,610
(a)     For the three and six months ended June 30, 2024, Other reorganization-related costs at the Domestic Gannett Media segment primarily reflected a $9.9 million withdrawal liability which was expensed as a result of ceasing contributions to a multiemployer pension plan. In addition, for the six months ended June 30, 2024, Other reorganization-related costs at the Domestic Gannett Media segment also reflected $9.7 million expensed as of the cease-use date related to certain licensed content. For the six months ended June 30, 2023, Other reorganization-related costs at the Domestic Gannett Media segment primarily reflected the reversal of a withdrawal liability related to a multiemployer pension plan of $2.0 million based on the settlement of the withdrawal liability.

Asset impairments

Corporate office relocation

On March 1, 2024, we exited and ceased use of our leased facility in McLean, Virginia and moved our corporate headquarters to our existing office space in New York. We will continue to seek subleases for the leased facility in McLean. As a result of the headquarters relocation, we recorded an impairment charge of approximately $46.0 million during the six months ended June 30, 2024 related to the McLean operating lease right-of-use asset and the associated leasehold improvements. The fair value was measured using a discounted cash flow model based on market rents projected over the remaining lease term.

NOTE 6 — Debt

The Company's debt consisted of the following:

	June 30, 2024				December 31, 2023
In millions	Principal balance	Unamortized original issue discount	Unamortized deferred financing costs	Carrying value	Principal balance	Unamortized original issue discount	Unamortized deferred financing costs	Carrying value
Senior Secured Term Loan	$326.1	$(3.9)	$(0.9)	$321.3	$350.4	$(5.2)	$(1.1)	$344.1
2026 Senior Notes	278.5	(4.6)	(3.5)	270.4	291.6	(5.8)	(4.6)	281.2
2027 Notes	485.3	(60.6)	(1.3)	423.4	485.3	(67.8)	(1.5)	416.0
2024 Notes	—	—	—	—	3.3	—	—	3.3
Total debt	$1,089.9	$(69.1)	$(5.7)	$1,015.1	$1,130.6	$(78.8)	$(7.2)	$1,044.6
Less: Current portion of long-term debt	$(60.5)	$—	$—	$(60.5)	$(63.8)	$—	$—	$(63.8)
Non-current portion of long-term debt	$1,029.4	$(69.1)	$(5.7)	$954.6	$1,066.8	$(78.8)	$(7.2)	$980.8

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

The Senior Secured Term Loan contains usual and customary covenants for credit facilities of this type, including a requirement to have minimum unrestricted cash of $30 million as of the last day of each fiscal quarter, and restricts, among other things, our ability to incur debt, grant liens, sell assets, make investments and pay dividends, in each case with customary exceptions, including an exception that permits dividends and repurchases of outstanding junior debt or equity in (i) an amount of up to $25 million per fiscal quarter if the First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 2.00 to 1.00, (ii) an amount of up to $50 million per fiscal quarter if the First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 1.50 to 1.00, and (iii) an unlimited amount if First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 1.00 to 1.00. As of June 30, 2024, the Company was in compliance with all of the covenants and obligations under the Senior Secured Term Loan.

As of June 30, 2024 and December 31, 2023, the Senior Secured Term Loan was recorded at carrying value, which approximated fair value, in the condensed consolidated balance sheets and was classified as Level 2.

During the six months ended June 30, 2024, the Company received a waiver from certain lenders of the Senior Secured Term Loan that reduced the scheduled quarterly amortization payments payable to those lenders by approximately $12.0 million for the six months ended June 30, 2024 (the "2024 Waiver"), and which was the amount used by the Company to repurchase a portion of its 2026 Senior Notes (defined below). For the three and six months ended June 30, 2024, the Company made payments of $21.0 million and $24.3 million, respectively, on our Senior Secured Term Loan (net of the 2024 Waiver for the six months ended June 30, 2024), including quarterly amortization payments, which were classified as financing activities in the condensed consolidated statements of cash flows.

For the three and six months ended June 30, 2024, the Company recognized interest expense of $9.0 million and $18.3 million, respectively, and paid cash interest of $9.0 million and $18.3 million, respectively. For the three and six months ended June 30, 2023, the Company recognized interest expense of $10.4 million and $20.7 million, respectively, and paid cash interest of $10.4 million and $20.8 million, respectively. For the three and six months ended June 30, 2024, the Company recognized amortization of original issue discount of $0.5 million and $1.1 million, respectively, and amortization of deferred financing costs of $0.1 million and $0.2 million, respectively. For the three and six months ended June 30, 2023, the Company recognized amortization of original issue discount of $0.7 million and $1.5 million, respectively, and amortization of deferred financing costs of $0.2 million and $0.3 million, respectively. Additionally, for both the three and six months ended June 30, 2024, the Company recognized losses on the early extinguishment of debt, which were immaterial, related to the write-off of original issue discount and deferred financing costs as a result of prepayments on the Senior Secured Term Loan. For the three months ended June 30, 2023, there was no gain or loss on the early extinguishment of debt, and for the six months ended June 30, 2023, the Company recognized losses on the early extinguishment of debt of $0.4 million related to the write-off of original issue discount and deferred financing costs as a result of prepayments on the Senior Secured Term Loan. As of June 30, 2024, the effective interest rate for the Senior Secured Term Loan was 11.2%.

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

As of June 30, 2024 and December 31, 2023, the 2026 Senior Notes were recorded at carrying value in the condensed consolidated balance sheets, which approximated fair value. The 2026 Senior Notes were classified as Level 2, and based on unadjusted quoted prices in the active market obtained from third-party pricing services, the Company determined that the estimated fair value of the 2026 Senior Notes was $265.3 million and $256.6 million as of June 30, 2024 and December 31, 2023, respectively, and was primarily affected by fluctuations in market interest rates.

In March 2024, the Company entered into a privately negotiated agreement with certain holders of our 2026 Senior Notes, and for the six months ended June 30, 2024, repurchased $13.0 million of principal of our outstanding 2026 Senior Notes at a discount to par value. In connection with the repurchase of our 2026 Senior Notes in March 2024, the Company received the 2024 Waiver from certain lenders of the Senior Secured Term Loan, which was used to reduce the scheduled quarterly amortization payments payable to those lenders by approximately $12.0 million. As a result of this repurchase of our 2026 Senior Notes, the Company recognized a gain on the early extinguishment of debt of approximately $0.6 million during the six months ended June 30, 2024, which included the write-off of unamortized original issue discount and deferred financing costs. Additionally, for the six months ended June 30, 2023, the Company recognized a gain on the early extinguishment of debt of approximately $0.9 million, which included the write-off of unamortized original issue discount and deferred financing costs.

The unamortized original issue discount and deferred financing costs will be amortized over the remaining contractual life of the 2026 Senior Notes using the effective interest method. For the three and six months ended June 30, 2024, the Company recognized interest expense of $4.2 million and $8.6 million, respectively, and paid cash interest of $8.4 million and $8.7 million, respectively. For the three and six months ended June 30, 2023, the Company recognized interest expense of $5.1 million and $10.1 million, respectively, and paid cash interest of $10.2 million and $10.3 million, respectively. For the three and six months ended June 30, 2024, the Company recognized amortization of original issue discount of $0.5 million and $1.0 million, respectively, and amortization of deferred financing costs of $0.4 million and $0.8 million, respectively. For the three and six months ended June 30, 2023, the Company recognized amortization of original issue discount of $0.6 million and $1.2 million, respectively, and amortization of deferred financing costs of $0.5 million and $1.0 million, respectively. As of June 30, 2024, the effective interest rate on the 2026 Senior Notes was 7.3%.

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

The 2027 Notes have two components: (i) a debt component, and (ii) an equity component. As of June 30, 2024 and December 31, 2023, the debt component of the 2027 Notes was recorded at carrying value in the condensed consolidated balance sheets. The carrying value of the 2027 Notes reflected the balance of the unamortized discount related to the value of the conversion feature assessed at inception. As of June 30, 2024, the carrying value of the 2027 Notes did not approximate fair value. The 2027 Notes were classified as Level 2, and based on unadjusted quoted prices in the active market obtained from third-party pricing services, the Company determined that the estimated fair value of the 2027 Notes was $521.9 million and $395.6 million as of June 30, 2024 and December 31, 2023, respectively, and was primarily affected by fluctuations in market interest rates and the price of the Company's Common Stock. The fair value of the equity component was classified as Level 3 because it was measured at fair value using a binomial lattice model using assumptions based on market information and historical data, and significant unobservable inputs. As of June 30, 2024 and December 31, 2023, the amount of the conversion feature recorded in Additional paid-in capital was $279.6 million.

For the three and six months ended June 30, 2024, the Company recognized interest expense of $7.3 million and $14.5 million, respectively, and paid cash interest of $14.6 million for both the three and six months ended June 30, 2024. For the three and six months ended June 30, 2023, the Company recognized interest expense of $7.3 million and $14.5 million, respectively, and paid cash interest of $14.6 million for both the three and six months ended June 30, 2023. In addition, during the three and six months ended June 30, 2024, the Company recognized amortization of the original issue discount of $3.6 million and $7.2 million, respectively, and an immaterial amount of amortization of deferred financing costs. For the three and six months ended June 30, 2023, the Company recognized amortization of original issue discount of $3.3 million and $6.5 million, respectively, and an immaterial amount of amortization of deferred financing costs. As of June 30, 2024, the effective interest rate on the liability component of the 2027 Notes was 10.5%.

For the six months ended June 30, 2024, no shares were issued upon conversion, exercise, or satisfaction of the required conditions. Refer to Note 10 — Supplemental equity and other information for details on the impact of the 2027 Notes to diluted earnings per share under the if-converted method.

Senior Convertible Notes due 2024

The $3.3 million principal value of the remaining 4.75% convertible senior notes was repaid on April 15, 2024 (the "2024

Notes"). As of December 31, 2023, the 2024 Notes were reported within the Current portion of long-term debt and were recorded at carrying value, which approximated fair value, in the condensed consolidated balance sheet and were classified as Level 2.

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

Retirement plan costs include the following components:

	Pension benefits		Postretirement benefits
	Three months ended June 30,		Three months ended June 30,
In thousands	2024	2023	2024	2023
Operating expenses:
Service cost - benefits earned during the period	$289	$346	$8	$10
Non-operating expenses:
Interest cost on benefit obligations	20,276	20,894	530	632
Expected return on plan assets	(24,050)	(23,814)	—	—
Amortization of prior service cost (benefit)	17	17	(142)	—
Amortization of actuarial cost (benefit)	710	544	(478)	(536)
Total non-operating (benefit) expense	$(3,047)	$(2,359)	$(90)	$96
Total (benefit) expense for retirement plans	$(2,758)	$(2,013)	$(82)	$106

	Pension benefits		Postretirement benefits
	Six months ended June 30,		Six months ended June 30,
In thousands	2024	2023	2024	2023
Operating expenses:
Service cost - benefits earned during the period	$578	$670	$17	$20
Non-operating expenses:
Interest cost on benefit obligations	40,591	42,095	1,060	1,264
Expected return on plan assets	(48,153)	(47,482)	—	—
Amortization of prior service cost (benefit)	34	33	(284)	—
Amortization of actuarial cost (benefit)	1,425	1,084	(956)	(1,072)
Total non-operating (benefit) expense	$(6,103)	$(4,270)	$(180)	$192
Total (benefit) expense for retirement plans	$(5,525)	$(3,600)	$(163)	$212

Contributions

We are contractually obligated to contribute to our pension and postretirement benefit plans. During the six months ended June 30, 2024, we contributed $7.0 million and $2.7 million to our pension and other postretirement plans, respectively. Beginning with the quarter ended December 31, 2022, and ending with the quarter ending September 30, 2024, the GR Plan's appointed actuary has and will certify the GR Plan's funded status for each quarter (the "Quarterly Certification") in accordance with U.S. GAAP. If the GR Plan is less than 100% funded, the Company will make a $1.0 million contribution to the GR Plan no later than 60 days following the receipt of the Quarterly Certification, provided, however, that the Company's obligation to make additional contractual contributions will terminate the earlier of (a) the day following the date that a contractual contribution would be due for the quarter ending September 30, 2024, and (b) the date the Company has made a total of $5.0 million of contractual contributions subsequent to June 30, 2022. As of June 30, 2024, the GR Plan was more than 100% funded.

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

As of June 30, 2024 and December 31, 2023, assets and liabilities recorded at fair value and measured on a recurring basis primarily consist of pension plan assets. As permitted by U.S. GAAP, we use net asset values ("NAV") as a practical expedient to determine the fair value of certain investments. These investments measured at NAV have not been classified in the fair value hierarchy.

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

NOTE 9 — Income taxes

The following table outlines our pre-tax net loss and income tax amounts:

	Three months ended June 30,		Six months ended June 30,
In thousands	2024	2023	2024	2023
Loss before income taxes	$(13,086)	$(11,357)	$(87,776)	$(18,426)
(Benefit) provision for income taxes	(26,803)	1,333	(16,725)	(15,996)
Effective tax rate	204.8%	(11.7)%	19.1%	86.8%

The (benefit) provision for income taxes is calculated by applying the projected annual effective tax rate for the year to the current period income or loss before tax plus the tax effect of any significant or unusual items (discrete events), and changes in tax laws.

The benefit for income taxes for the three months ended June 30, 2024, was mainly driven by the release of uncertain tax position reserves related to an Internal Revenue Service ("IRS") audit in the second quarter of 2024, the release of foreign valuation allowances and the pre-tax book loss. The benefit was calculated using an estimated annual effective tax rate of negative 6.2%. The estimated annual effective tax rate before discrete items is principally impacted by valuation allowances on non-deductible interest expense carryforwards, the global intangible low-taxed income inclusion, and foreign tax expense, partially offset by the benefit of U.S. pre-tax book loss. The estimated annual effective tax rate is based on the projected tax expense for the full year.

The benefit for income taxes for the six months ended June 30, 2024, was mainly driven by the release of uncertain tax position reserves related to an IRS audit in the second quarter of 2024, the release of foreign valuation allowances and the pre-tax book loss.

The total amount of unrecognized tax benefits that, if recognized, may impact the effective tax rate was approximately $42.1 million and $52.6 million as of June 30, 2024 and December 31, 2023, respectively. The Company recognizes interest and penalties related to unrecognized tax benefit as a component of income tax expense. During the three and six months ended June 30, 2024, the Company released approximately $11.1 million of the uncertain tax position reserves and approximately $4.7 million of interest and penalties related to an IRS audit in the second quarter of 2024. As of June 30, 2024 and December 31, 2023, the amount of accrued interest and penalties payable related to unrecognized tax benefits was $0.1 million and $4.6 million, respectively.

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

NOTE 10 — Supplemental equity and other information

Income (loss) per share

The following table sets forth the information to compute basic and diluted income (loss) per share:

	Three months ended June 30,		Six months ended June 30,
In thousands, except per share data	2024	2023	2024	2023
Net income (loss) attributable to Gannett	$13,748	$(12,677)	$(71,020)	$(2,333)
Interest adjustment to Net income (loss) attributable to Gannett related to assumed conversions of the 2027 Notes, net of taxes	8,266	—	—	—
Net income (loss) attributable to Gannett for diluted earnings per share	$22,014	$(12,677)	$(71,020)	$(2,333)

Basic weighted average shares outstanding	142,827	139,805	141,809	138,873
Effect of dilutive securities:
Restricted stock grants(a)	1,596	—	—	—
2027 Notes	97,057	—	—	—
Diluted weighted average shares outstanding	241,480	139,805	141,809	138,873

Income (loss) per share attributable to Gannett - basic	$0.10	$(0.09)	$(0.50)	$(0.02)
Income (loss) per share attributable to Gannett - diluted	$0.09	$(0.09)	$(0.50)	$(0.02)
(a) Includes restricted stock awards ("RSAs"), restricted stock units ("RSUs") and performance stock units ("PSUs").

The Company excluded the following securities from the computation of diluted income (loss) per share because their effect would have been antidilutive:

	Three months ended June 30,		Six months ended June 30,
In thousands	2024	2023	2024	2023
Warrants(a)	—	845	—	845
Stock options	6,068	6,068	6,068	6,068
Restricted stock grants(b)	1,258	8,937	4,651	8,937
2027 Notes(c)	—	97,057	97,057	97,057
(a)The warrants expired on November 26, 2023.
(b)Includes RSAs, RSUs and PSUs.
(c)Represents the total number of shares that would be convertible for the six months ended June 30, 2024 and the three and six months ended June 30, 2023 as stipulated in the 2027 Notes Indenture.

The 2027 Notes may be converted at any time by the holders into cash, shares of the Company's Common Stock or any combination of cash and Common Stock, at the Company's election. Conversion of all of the 2027 Notes into Common Stock (assuming the maximum increase in the conversion rate as a result of a Make-Whole Fundamental Change but no other adjustments to the conversion rate), would result in the issuance of an aggregate of 287.2 million shares of Common Stock. The Company has excluded approximately 190.1 million shares from the loss per share calculation, representing the difference between the total number of shares that would be convertible at June 30, 2024 and the total number of shares issuable assuming the maximum increase in the conversion rate.

Share-based compensation

Share-based compensation expense was $3.5 million and $6.3 million for the three and six months ended June 30, 2024, respectively, and $5.0 million and $8.8 million for the three and six months ended June 30, 2023, respectively, and is included in Selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss).

The total compensation cost not yet recognized related to non-vested awards as of June 30, 2024 was $10.2 million, and is expected to be recognized over a weighted-average period of 1.2 years through September 2025.

Equity awards

There were approximately 0.3 million RSAs granted during the three and six months ended June 30, 2024.

Cash awards

The Company grants certain employees either long-term cash awards ("LTCAs") or cash performance units ("CPUs"). During 2023, our LTCAs and CPUs were granted during the first quarter, and in the future we anticipate the majority of our LTCAs and CPUs to be granted in the third quarter of our fiscal year. CPUs generally vest and pay out in cash on the third anniversary of the grant date based upon the achievement of threshold goals depending on actual performance against financial objectives over a three-year period. LTCAs generally vest and pay out in cash on the first, second and third anniversaries of the date of grant. As of June 30, 2024, there was approximately $7.5 million of unrecognized compensation expense related to cash awards.

Preferred stock

The Company has authorized 300,000 shares of preferred stock, par value $0.01 per share, issuable in one or more series designated by the Company's Board of Directors. There were no issuances of preferred stock during the six months ended June 30, 2024.

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

During the six months ended June 30, 2024, the Company did not repurchase any shares of Common Stock under the Stock Repurchase Program. As of June 30, 2024, the remaining authorized amount under the Stock Repurchase Program was approximately $96.9 million.

Accumulated other comprehensive loss

The following tables summarize the components of, and the changes in, Accumulated other comprehensive loss, net of tax:

	Six months ended June 30, 2024			Six months ended June 30, 2023
In thousands	Pension and postretirement benefit plans	Foreign currency translation	Total	Pension and postretirement benefit plans	Foreign currency translation	Total
Beginning balance	$(64,344)	$(1,197)	$(65,541)	$(86,351)	$(14,880)	$(101,231)
Other comprehensive income (loss) before reclassifications, net of taxes	516	(912)	(396)	15,342	12,164	27,506
Amounts reclassified from accumulated other comprehensive income(a)(b)	151	—	151	31	—	31
Net current period other comprehensive income (loss), net of tax	667	(912)	(245)	15,373	12,164	27,537
Ending balance	$(63,677)	$(2,109)	$(65,786)	$(70,978)	$(2,716)	$(73,694)
(a)Amounts reclassified from accumulated other comprehensive income are included in the computation of net periodic benefit cost. See Note 7 — Pensions and other postretirement benefit plans.
(b)Amounts reclassified from accumulated other comprehensive income are recorded net of tax impacts of $68 thousand and $14 thousand for the six months ended June 30, 2024 and 2023, respectively.

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

On June 20, 2023, the Company filed a civil action against Google LLC and Alphabet Inc. (together, "Google") in the U.S. District Court in the Southern District of New York seeking injunctive relief and damages for the anticompetitive monopolization of advertising technology markets and for deceptive commercial practices. The Company's complaint details more than a dozen anticompetitive and deceptive acts that the Company believes demonstrate Google's unfair control and manipulation of all sides of each online advertising transaction. The Company intends to vigorously pursue this action. However, at this stage, the Company is unable to predict the outcome or impact on its business and financial results. The Company is accounting for this matter as a gain contingency, and will record any such gain in future periods, if and when the contingency is resolved, in accordance with ASC 450 "Contingencies." We do not expect pursuing this lawsuit to be a significant cost to us; however, the Company has and plans to continue to engage certain experts to participate in this matter. The cost of those experts will be expensed as incurred and is not expected to be material.

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

	Three months ended June 30,		Six months ended June 30,
In thousands	2024	2023	2024	2023
Revenues:
Domestic Gannett Media	$491,909	$528,194	$987,628	$1,058,131
Newsquest	61,252	57,609	121,450	116,767
Digital Marketing Solutions	123,798	122,789	240,843	235,606
Corporate and other	1,258	1,673	2,862	3,071
Intersegment Eliminations	(38,377)	(37,908)	(77,182)	(72,301)
Total revenues	639,840	672,357	1,275,601	1,341,274
Adjusted EBITDA:
Domestic Gannett Media	52,929	53,377	97,409	97,794
Newsquest	14,138	12,442	28,301	25,288
Digital Marketing Solutions	11,773	15,470	20,552	27,153
Corporate and other	(4,278)	(10,138)	(14,111)	(16,182)
Net loss attributable to noncontrolling interests	31	13	31	97
Interest expense	26,270	28,559	52,835	56,889
Loss (gain) on early extinguishment of debt	87	—	(530)	(496)
Non-operating pension income	(3,137)	(2,263)	(6,283)	(4,078)
Depreciation and amortization	38,258	39,784	76,556	83,482
Integration and reorganization costs	19,775	7,287	37,656	19,414
Third-party debt expenses and acquisition costs(a)	248	229	426	458
Asset impairments	—	1,177	45,989	1,182
Loss (gain) on sale or disposal of assets, net	236	146	788	(17,535)
Share-based compensation expense	3,512	5,047	6,338	8,783
Other non-operating (income) expense, net	(2,609)	(807)	(792)	414
Non-recurring items	4,977	3,336	6,913	3,869
Loss before income taxes	(13,086)	(11,357)	(87,776)	(18,426)
(Benefit) provision for income taxes	(26,803)	1,333	(16,725)	(15,996)
Net income (loss)	13,717	(12,690)	(71,051)	(2,430)
Net loss attributable to noncontrolling interests	(31)	(13)	(31)	(97)
Net income (loss) attributable to Gannett	$13,748	$(12,677)	$(71,020)	$(2,333)
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

The following table presents a reconciliation of cash, cash equivalents and restricted cash:

	June 30,
In thousands	2024	2023
Cash and cash equivalents	$98,886	$106,633
Restricted cash included in other current assets	242	998
Restricted cash included in pension and other assets	9,666	10,502
Total cash, cash equivalents and restricted cash	$108,794	$118,133

Supplemental cash flow information

The following table presents supplemental cash flow information, including non-cash investing and financing activities:

	Six months ended June 30,
In thousands	2024	2023
Cash paid for taxes, net of refunds	$4,781	$3,502
Cash paid for interest	41,655	45,702
Non-cash investing and financing activities:
Accrued capital expenditures	$13,516	$1,802

Accounts payable and accrued liabilities

A breakout of Accounts payable and accrued liabilities is presented below:

In thousands	June 30, 2024	December 31, 2023
Accounts payable	$154,353	$142,215
Compensation	67,196	82,160
Taxes (primarily property, sales, and payroll taxes)	10,198	9,990
Benefits	19,862	19,422
Interest	5,362	5,617
Other	47,911	34,040
Accounts payable and accrued liabilities	$304,882	$293,444

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations and quantitative and qualitative disclosures should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission. Management's Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements that reflect our plans, estimates, and beliefs, all of which are based on our current expectations and could be affected by certain uncertainties, risks, and other factors described under Cautionary Note Regarding Forward-Looking Statements, Risk Factors, and elsewhere throughout this Quarterly Report on Form 10-Q, as well as the factors described in our Annual Report on Form 10-K for the year ended December 31, 2023, and subsequent periodic reports filed with the Securities and Exchange Commission, particularly under "Risk Factors." Our actual results could differ materially from those discussed in the forward-looking statements.

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
•The application of artificial intelligence ("AI") and the rapid rate of change within the AI ecosystem is increasing the pace of change in the media sector.

Certain Matters Affecting Comparability

The following items affect period-over-period comparisons and will continue to affect period-over-period comparisons for future results:

Asset impairments

For the three months ended June 30, 2024, we did not record an asset impairment, and for the six months ended June 30, 2024, we recorded an impairment charge of approximately $46.0 million related to the McLean, Virginia operating lease right-of-use asset and the associated leasehold improvements.

For both the three and six months ended June 30, 2023, we recorded an impairment charge of approximately $1.2 million related to our continued plan to monetize non-strategic assets.

Loss (gain) on sale or disposal of assets, net

For the three and six months ended June 30, 2024, we recognized a net loss on the sale of assets of $0.2 million and $0.8 million, respectively, primarily related to a net loss of $0.2 million and $1.1 million, respectively, at the Domestic Gannett Media segment, partially offset for the six months ended June 30, 2024, by a net gain of $0.4 million at the Newsquest segment as part of our continued plan to monetize non-strategic assets.

For the three and six months ended June 30, 2023, we recognized a net loss on the sale of assets of $0.1 million and a net gain of $17.5 million, respectively. For the six months ended June 30, 2023, the net gain was primarily related to a gain of $16.2 million at the Domestic Gannett Media segment, mainly due to the sale of a production facility as part of our plan to monetize non-strategic assets, as well as the gain on the sale of intellectual property of $1.4 million at our Corporate and other category.

Integration and reorganization costs

For the three and six months ended June 30, 2024, we incurred Integration and reorganization costs of $19.8 million and $37.7 million, respectively. Of the total costs incurred, $4.4 million and $9.7 million, respectively, were related to severance activities and $15.3 million and $28.0 million, respectively, were related to other reorganization-related costs, primarily reflecting a $9.9 million withdrawal liability which was expensed as a result of ceasing contributions to a multiemployer pension plan, as well as costs for consolidating operations. In addition, for the six months ended June 30, 2024, other reorganization-related costs also included $9.7 million expensed as of the cease-use date related to certain licensed content.

For the three and six months ended June 30, 2023, we incurred Integration and reorganization costs of $7.3 million and $19.4 million, respectively. Of the total costs incurred, $2.6 million and $12.8 million, respectively, were related to severance activities and $4.7 million and $6.6 million, respectively, were related to other reorganization-related costs, including costs for consolidating operations, mainly related to systems implementation and the outsourcing of corporate functions. In addition, for the six months ended June 30, 2023, other reorganization-related costs were partially offset by the reversal of a withdrawal liability related to a multiemployer pension plan of $2.0 million based on the settlement of the withdrawal liability.

Foreign currency

Our U.K. media operations are conducted through our Newsquest subsidiary. In addition, we have foreign operations in regions such as Canada, Australia, New Zealand and India. Earnings from operations in foreign regions are translated into U.S. dollars at average exchange rates prevailing during the period, and assets and liabilities are translated at exchange rates in effect at the balance sheet date. Currency translation fluctuations may impact revenue, expense, and operating income results for our international operations. For example, our international revenues are favorably impacted as the U.S. dollar weakens relative to other foreign currencies, and unfavorably impacted as the U.S. dollar strengthens relative to other foreign currencies. Foreign currency exchange rate fluctuations positively impacted our revenues and profitability during the three and six months ended June 30, 2024.

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

We are exposed to potential increases in interest rates associated with our Senior Secured Term Loan, which accounted for approximately 30% and 31% of our outstanding debt as of June 30, 2024 and December 31, 2023, respectively, as well as fluctuations in foreign currency exchange rates, primarily related to our operations in the U.K. We expect continued uncertainty and volatility in the U.S. and global economies which will continue to impact our business.

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

Use of Website to Distribute Material Company Information

Our website is www.gannett.com. Information contained on our website is not part of this Quarterly Report on Form 10-Q. We use our website as a distribution channel for material company information. Financial and other important information regarding the Company is routinely posted on and accessible on the Investor Relations and News and Events subpages of our website, which are accessible by clicking on the tab labeled "Investor Relations" and "News and Events", respectively, on the website home page. Therefore, investors should look to the Investor Relations, and News and Events subpages of the Company's website for important and time-critical information.

RESULTS OF OPERATIONS

Consolidated Summary

A summary of our consolidated results is presented below:

	Three months ended June 30,				Six months ended June 30,
In thousands, except per share amounts			Change				Change
	2024	2023	$	%	2024	2023	$	%
Revenues:
Digital advertising	$84,465	$81,496	$2,969	4%	$168,931	$161,706	$7,225	4%
Digital marketing services(a)	123,313	122,539	774	1%	239,727	235,222	4,505	2%
Digital-only subscription	46,282	37,856	8,426	22%	89,761	73,687	16,074	22%
Digital other	24,318	20,212	4,106	20%	47,458	38,966	8,492	22%
Digital	278,378	262,103	16,275	6%	545,877	509,581	36,296	7%

Print advertising	138,904	149,275	(10,371)	(7)%	273,580	297,229	(23,649)	(8)%
Print circulation	163,323	195,756	(32,433)	(17)%	336,646	401,210	(64,564)	(16)%
Commercial and other(b)	59,235	65,223	(5,988)	(9)%	119,498	133,254	(13,756)	(10)%
Print and commercial	361,462	410,254	(48,792)	(12)%	729,724	831,693	(101,969)	(12)%

Total revenues	639,840	672,357	(32,517)	(5)%	1,275,601	1,341,274	(65,673)	(5)%

Total operating expenses(a)	632,874	658,846	(25,972)	(4)%	1,318,521	1,307,802	10,719	1%
Operating income (loss)	6,966	13,511	(6,545)	(48)%	(42,920)	33,472	(76,392)	***
Non-operating expenses	20,052	24,868	(4,816)	(19)%	44,856	51,898	(7,042)	(14)%
Loss before income taxes	(13,086)	(11,357)	(1,729)	15%	(87,776)	(18,426)	(69,350)	***
(Benefit) provision for income taxes	(26,803)	1,333	(28,136)	***	(16,725)	(15,996)	(729)	5%
Net income (loss)	13,717	(12,690)	26,407	***	(71,051)	(2,430)	(68,621)	***
Net loss attributable to noncontrolling interests	(31)	(13)	(18)	***	(31)	(97)	66	(68)%
Net income (loss) attributable to Gannett	$13,748	$(12,677)	$26,425	***	$(71,020)	$(2,333)	$(68,687)	***

Income (loss) per share attributable to Gannett - basic	$0.10	$(0.09)	$0.19	***	$(0.50)	$(0.02)	$(0.48)	***
Income (loss) per share attributable to Gannett - diluted	$0.09	$(0.09)	$0.18	***	$(0.50)	$(0.02)	$(0.48)	***
*** Indicates an absolute value percentage change greater than 100.
(a)    Amounts are net of intersegment eliminations of $38.4 million and $37.9 million for the three months ended June 30, 2024 and 2023, respectively, and $77.2 million and $72.3 million for the six months ended June 30, 2024 and 2023, respectively. Intersegment eliminations represent digital marketing services revenues and expenses associated with products sold by sales teams in our Domestic Gannett Media and Newsquest segments but fulfilled by our DMS segment. When discussing segment results, these revenues and expenses are presented gross but are eliminated in consolidation.
(b) For the three months ended June 30, 2024 and 2023, included in Commercial and other revenues was Commercial printing and delivery revenues of $39.8 million and $46.9 million, respectively, and for the six months ended June 30, 2024 and 2023, included in Commercial and other revenues was Commercial printing and delivery revenues of $82.9 million and $98.0 million, respectively.

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

Non-operating expenses (income)

Interest expense: For the three and six months ended June 30, 2024, Interest expense was $26.3 million and $52.8 million, respectively, compared to $28.6 million and $56.9 million for the three and six months ended June 30, 2023, respectively. For the three and six months ended June 30, 2024, interest expense decreased compared to the three and six months ended June 30, 2023, primarily due to a lower debt balance, mainly driven by quarterly amortization payments and required prepayments on our Senior Secured Term Loan and repurchases of our 2026 Senior Notes, partially offset by an increase in interest rates on the Senior Secured Term Loan.

Non-operating pension income: For the three and six months ended June 30, 2024, Non-operating pension income was $3.1 million and $6.3 million, respectively, compared to $2.3 million and $4.1 million for the three and six months ended June 30, 2023, respectively. The increase in Non-operating pension income for the three and six months ended June 30, 2024, compared to the same periods in 2023 was primarily due to the decrease in the discount rate, partially offset by a decline in the projected benefit obligation.

(Benefit) provision for income taxes

The following table outlines our pre-tax net loss before income taxes and income tax accounts:

	Three months ended June 30,		Six months ended June 30,
In thousands	2024	2023	2024	2023
Loss before income taxes	$(13,086)	$(11,357)	$(87,776)	$(18,426)
(Benefit) provision for income taxes	(26,803)	1,333	(16,725)	(15,996)
Effective tax rate	204.8%	(11.7)%	19.1%	86.8%

The (benefit) provision for income taxes is calculated by applying the projected annual effective tax rate for the year to the current period income or loss before tax plus the tax effect of any significant or unusual items (discrete events), and changes in tax laws.

The benefit for income taxes for the three months ended June 30, 2024, was mainly driven by the release of uncertain tax position reserves related to an Internal Revenue Service ("IRS") audit in the second quarter of 2024, the release of foreign valuation allowances and the pre-tax book loss. The benefit was calculated using an estimated annual effective tax rate of negative 6.2%. The estimated annual effective tax rate before discrete items is principally impacted by valuation allowances on non-deductible interest expense carryforwards, the global intangible low-taxed income inclusion, and foreign tax expense, partially offset by the benefit of U.S. pre-tax book loss. The estimated annual effective tax rate is based on the projected tax expense for the full year.

The benefit for income taxes for the six months ended June 30, 2024, was mainly driven by the release of uncertain tax position reserves related to an IRS audit in the second quarter of 2024, the release of foreign valuation allowances and the pre-tax book loss.

The provision for income taxes for the three months ended June 30, 2023, was mainly driven by a decrease in the estimated annual effective tax rate applied to the full year resulting from an increase in the net income before tax projections used in the second quarter of 2023, the change in valuation allowances on non-deductible U.S. interest expense carryforwards, and the global intangible low-taxed income inclusion. The provision was calculated using the estimated annual effective tax rate of 110.0%.

The benefit for income taxes for the six months ended June 30, 2023, was mainly driven by the tax benefit of the pre-tax book loss, the change in valuation allowances on non-deductible U.S. interest expense carryforwards, and the global intangible low-taxed income inclusion.

Net income (loss) attributable to Gannett and diluted income (loss) per share attributable to Gannett

For the three months ended June 30, 2024, Net income attributable to Gannett and diluted income per share attributable to Gannett were $13.7 million and $0.09, respectively, compared to Net loss attributable to Gannett and diluted loss per share attributable to Gannett of $12.7 million and $0.09, respectively, for the three months ended June 30, 2023. For the six months ended June 30, 2024, Net loss attributable to Gannett and diluted loss per share attributable to Gannett were $71.0 million and $0.50, respectively, compared to Net loss attributable to Gannett and diluted loss per share attributable to Gannett of $2.3 million and $0.02, respectively, for the six months ended June 30, 2023. The change for the three and six months ended June 30, 2024, compared to the same periods in the prior year reflects the various items discussed above.

Segment Results

Domestic Gannett Media segment

A summary of our Domestic Gannett Media segment results is presented below:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2024	2023	$	%	2024	2023	$	%
Revenues:
Digital	$171,955	$157,031	$14,924	10%	$339,690	$306,339	$33,351	11%
Print and commercial	319,954	371,163	(51,209)	(14)%	647,938	751,792	(103,854)	(14)%
Total revenues	491,909	528,194	(36,285)	(7)%	987,628	1,058,131	(70,503)	(7)%
Operating expenses:
Operating costs	304,573	342,988	(38,415)	(11)%	625,435	692,316	(66,881)	(10)%
Selling, general and administrative expenses	135,110	132,473	2,637	2%	265,354	268,963	(3,609)	(1)%
Depreciation and amortization	24,309	27,630	(3,321)	(12)%	49,186	59,381	(10,195)	(17)%
Integration and reorganization costs	14,693	1,934	12,759	***	29,582	5,983	23,599	***
Asset impairments	—	1,177	(1,177)	(100)%	—	1,182	(1,182)	(100)%
Loss (gain) on sale or disposal of assets, net	233	77	156	***	1,137	(16,194)	17,331	***
Other operating income	(38)	—	(38)	***	(90)	—	(90)	***
Total operating expenses	478,880	506,279	(27,399)	(5)%	970,604	1,011,631	(41,027)	(4)%
Operating income	$13,029	$21,915	$(8,886)	(41)%	$17,024	$46,500	$(29,476)	(63)%
*** Indicates an absolute value percentage change greater than 100.

Revenues

The following table provides the breakout of Revenues by category:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2024	2023	$	%	2024	2023	$	%
Digital advertising	$70,922	$69,175	$1,747	3%	$141,863	$136,849	$5,014	4%
Digital marketing services	35,967	35,357	610	2%	72,053	67,422	4,631	7%
Digital-only subscription	44,622	36,601	8,021	22%	86,533	71,279	15,254	21%
Digital other	20,444	15,898	4,546	29%	39,241	30,789	8,452	27%
Digital	171,955	157,031	14,924	10%	339,690	306,339	33,351	11%

Print advertising	119,000	131,311	(12,311)	(9)%	234,619	259,488	(24,869)	(10)%
Print circulation	146,690	178,264	(31,574)	(18)%	302,936	366,767	(63,831)	(17)%
Commercial and other(a)	54,264	61,588	(7,324)	(12)%	110,383	125,537	(15,154)	(12)%
Print and commercial	319,954	371,163	(51,209)	(14)%	647,938	751,792	(103,854)	(14)%

Total revenues	$491,909	$528,194	$(36,285)	(7)%	$987,628	$1,058,131	$(70,503)	(7)%
(a) For the three months ended June 30, 2024 and 2023, included in Commercial and other revenues was Commercial printing and delivery revenues of $37.3 million and $45.0 million, respectively, and for the six months ended June 30, 2024 and 2023, included in Commercial and other revenues was Commercial printing and delivery revenues of $77.8 million and $94.1 million, respectively.

For the three and six months ended June 30, 2024, Digital advertising revenues increased compared to the three and six months ended June 30, 2023, primarily due to an increase in sponsored link and national programmatic revenue, as well as higher spend on automotive advertisements, partially offset by lower spend on obituary and employment notifications.

For the three and six months ended June 30, 2024, Digital marketing services revenues increased compared to the three and six months ended June 30, 2023, primarily due to an increase in client spend.

For the three and six months ended June 30, 2024, Digital-only subscription revenues increased compared to the three and six months ended June 30, 2023, primarily driven by an increase in digital-only subscription average revenue per user ("Digital-only ARPU") of 21% and 22%, respectively, mainly due to product mix. Refer to "Key Performance Indicators" below for further discussion of Digital-only ARPU.

For the three and six months ended June 30, 2024, Digital other revenues increased compared to the three and six months ended June 30, 2023, primarily due to an increase in affiliate, partnership, and syndication revenues.

For the three and six months ended June 30, 2024, Print advertising revenues decreased compared to the three and six months ended June 30, 2023, primarily due to a decrease in local and national print advertisements and lower advertiser inserts, mainly due to a reduction in spend from customers driven by macroeconomic factors, and lower spend on classified advertisements, mainly associated with obituary notifications and real estate advertisements.

For the three and six months ended June 30, 2024, Print circulation revenues decreased compared to the three and six months ended June 30, 2023, due to a decline in home delivery and single copy as a result of a reduction in the volume of subscribers, partially offset by an increase in rates.

For the three and six months ended June 30, 2024, Commercial and other revenues decreased compared to the three and six months ended June 30, 2023, primarily due to a decrease in commercial print and delivery revenues, driven by the decline in production volume, as well as facility closures, and a decrease in the price of newsprint. For the six months ended June 30, 2024, the decrease in Commercial and other revenues was partially offset by an increase in event revenues, mainly driven by an increase in ticket sales related to higher attendance.

Operating expenses

The following table provides the breakout of Operating costs for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2024	2023	$	%	2024	2023	$	%
Newsprint and ink	$16,846	$26,771	$(9,925)	(37)%	$35,419	$56,368	$(20,949)	(37)%
Distribution	69,283	82,979	(13,696)	(17)%	143,766	166,921	(23,155)	(14)%
Compensation and benefits	93,059	96,955	(3,896)	(4)%	189,560	197,885	(8,325)	(4)%
Outside services	79,094	82,799	(3,705)	(4)%	160,059	161,794	(1,735)	(1)%
Other	46,291	53,484	(7,193)	(13)%	96,631	109,348	(12,717)	(12)%
Total operating costs	$304,573	$342,988	$(38,415)	(11)%	$625,435	$692,316	$(66,881)	(10)%

For the three and six months ended June 30, 2024, Newsprint and ink costs decreased compared to the three and six months ended June 30, 2023, primarily due to lower volume due to the decline in revenues, as well as a decrease in the cost of newsprint of approximately $4.3 million and $9.1 million, respectively.

For the three and six months ended June 30, 2024, Distribution costs decreased compared to the three and six months ended June 30, 2023, primarily due to a decrease of approximately $15.0 million and $27.0 million, respectively, associated with lower home delivery and single copy revenues, and the conversion to mail, partially offset by an increase in postage costs of approximately $1.3 million and $3.8 million, respectively, mainly due to conversion to mail delivery in multiple markets, as well as higher postage costs associated with an increase in advertising revenue.

For the three and six months ended June 30, 2024, Compensation and benefits costs decreased compared to the three and six months ended June 30, 2023, primarily due to a decrease in headcount tied to ongoing cost control initiatives, including facility closures and conversion to mail delivery in multiple markets.

For the three and six months ended June 30, 2024, Outside services costs, which includes professional services fulfilled by third parties, media fees and other digital costs, and paid search and ad serving services, decreased compared to the three and six months ended June 30, 2023, primarily due to a decrease of approximately $3.3 million and $3.9 million, respectively, in miscellaneous expenses, mainly due to the cease-use of certain licensed content, partially offset for the six months ended June 30, 2024, by higher third-party media fees of approximately $2.2 million.

For the three and six months ended June 30, 2024, Other costs decreased compared to the three and six months ended June 30, 2023, primarily due to lower miscellaneous expenses of approximately $4.3 million and $8.1 million, respectively, mainly related to lower technology costs, as well as lower facility related expenses of approximately $3.8 million and $7.6 million, respectively, mainly associated with real estate sales and facility consolidations, partially offset by higher promotion costs of approximately $0.9 million and $3.0 million, respectively.

The following table provides the breakout of Selling, general and administrative expenses for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2024	2023	$	%	2024	2023	$	%
Compensation and benefits	$64,140	$63,333	$807	1%	$126,803	$125,512	$1,291	1%
Outside services and other	70,970	69,140	1,830	3%	138,551	143,451	(4,900)	(3)%
Total selling, general and administrative expenses	$135,110	$132,473	$2,637	2%	$265,354	$268,963	$(3,609)	(1)%

For the three and six months ended June 30, 2024, Compensation and benefits costs increased compared to the three and six months ended June 30, 2023, primarily due to an increase in bonuses and employee benefit costs.

For the three months ended June 30, 2024, Outside services and other costs, which include services fulfilled by third parties, increased compared to the three months ended June 30, 2023, primarily due to higher miscellaneous expenses of approximately $2.1 million, including promotional expenses and professional service costs, partially offset by lower bad debt expense of approximately $0.3 million. For the six months ended June 30, 2024, Outside services and other costs, decreased compared to the six months ended June 30, 2023, primarily due to lower miscellaneous expenses of approximately $3.4 million, including lower product and finance costs, partially offset by higher technology costs, as well as lower bad debt expense of approximately $1.5 million.

For the three and six months ended June 30, 2024, Depreciation and amortization expense decreased compared to the three and six months ended June 30, 2023, reflecting the impact of fewer print facilities in 2024 compared to 2023.

For the three and six months ended June 30, 2024, Integration and reorganization costs increased compared to the three and six months ended June 30, 2023, mainly due to an increase in other reorganization-related costs of $10.0 million and $22.3 million, respectively, and an increase in severance costs of $2.8 million and $1.3 million, respectively. For the three and six months ended June 30, 2024, the change in other reorganization-related costs primarily reflected a $9.9 million withdrawal liability which was expensed as a result of ceasing contributions to a multiemployer pension plan. In addition, for the six months ended June 30, 2024, the change in other reorganization-related costs also reflected $9.7 million expensed as of the cease-use date related to certain licensed content and the absence in the first quarter of 2024 of a reversal of a withdrawal liability related to a multiemployer pension plan in the first quarter of 2023 of $2.0 million based on the settlement of the withdrawal liability.

For the three and six months ended June 30, 2024, we recognized a net loss on the sale of assets of $0.2 million and $1.1 million, respectively, as part of our continued plan to monetize non-strategic assets. For the three and six months ended June 30, 2023, we recognized a net loss on the sale of assets of $0.1 million and a net gain on the sale of assets of $16.2 million, respectively. For the six months ended June 30, 2023, the net gain was primarily related to the sale of a production facility as part of our plan to monetize non-strategic assets.

Domestic Gannett Media segment Adjusted EBITDA

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2024	2023	$	%	2024	2023	$	%
Net income attributable to Gannett	$16,043	$22,786	$(6,743)	(30)%	$21,506	$45,795	$(24,289)	(53)%
Non-operating pension (income) expense	(1,306)	(80)	(1,226)	***	(2,612)	223	(2,835)	***
Depreciation and amortization	24,309	27,630	(3,321)	(12)%	49,186	59,381	(10,195)	(17)%
Integration and reorganization costs	14,693	1,934	12,759	***	29,582	5,983	23,599	***
Asset impairments	—	1,177	(1,177)	(100)%	—	1,182	(1,182)	(100)%
Loss (gain) on sale or disposal of assets, net	233	77	156	***	1,137	(16,194)	17,331	***
Other non-operating (income) expense, net	(1,118)	(157)	(961)	***	(1,465)	1,410	(2,875)	***
Non-recurring items	75	10	65	***	75	14	61	***
Adjusted EBITDA (non-GAAP basis)(a)	$52,929	$53,377	$(448)	(1)%	$97,409	$97,794	$(385)	—%
Net income attributable to Gannett margin	3.3%	4.3%			2.2%	4.3%
Adjusted EBITDA margin (non-GAAP basis)(a)(b)	10.8%	10.1%			9.9%	9.2%
*** Indicates an absolute value percentage change greater than 100.
(a)See "Non-GAAP Financial Measures" below for additional information about non-GAAP measures.
(b)We define Adjusted EBITDA margin as Adjusted EBITDA divided by total Revenues.

For the three and six months ended June 30, 2024, the decrease in Domestic Gannett Media segment Adjusted EBITDA compared to the three and six months ended June 30, 2023, was primarily attributable to the changes discussed above.

Newsquest segment

A summary of our Newsquest segment results is presented below:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2024	2023	$	%	2024	2023	$	%
Revenues:
Digital	$19,744	$18,518	$1,226	7%	$39,664	$36,866	$2,798	8%
Print and commercial	41,508	39,091	2,417	6%	81,786	79,901	1,885	2%
Total revenues	61,252	57,609	3,643	6%	121,450	116,767	4,683	4%
Operating expenses:
Operating costs	31,584	29,573	2,011	7%	62,110	59,810	2,300	4%
Selling, general and administrative expenses	15,628	15,685	(57)	—%	31,224	31,843	(619)	(2)%
Depreciation and amortization	2,043	2,126	(83)	(4)%	4,078	3,884	194	5%
Integration and reorganization costs	243	376	(133)	(35)%	412	976	(564)	(58)%
Loss (gain) on sale or disposal of assets, net	1	3	(2)	(67)%	(444)	6	(450)	***
Other operating income	(120)	—	(120)	***	(207)	—	(207)	***
Total operating expenses	49,379	47,763	1,616	3%	97,173	96,519	654	1%
Operating income	$11,873	$9,846	$2,027	21%	$24,277	$20,248	$4,029	20%
*** Indicates an absolute value percentage change greater than 100.

Revenues

The following table provides the breakout of Revenues by category:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2024	2023	$	%	2024	2023	$	%
Digital advertising	$13,543	$12,321	$1,222	10%	$27,068	$24,857	$2,211	9%
Digital marketing services	1,925	2,301	(376)	(16)%	4,013	4,495	(482)	(11)%
Digital-only subscription	1,660	1,255	405	32%	3,228	2,408	820	34%
Digital other	2,616	2,641	(25)	(1)%	5,355	5,106	249	5%
Digital	19,744	18,518	1,226	7%	39,664	36,866	2,798	8%

Print advertising	19,904	17,964	1,940	11%	38,961	37,741	1,220	3%
Print circulation	16,633	17,492	(859)	(5)%	33,710	34,443	(733)	(2)%
Commercial and other(a)	4,971	3,635	1,336	37%	9,115	7,717	1,398	18%
Print and commercial	41,508	39,091	2,417	6%	81,786	79,901	1,885	2%

Total revenues	$61,252	$57,609	$3,643	6%	$121,450	$116,767	$4,683	4%
(a) For the three months ended June 30, 2024 and 2023, included in Commercial and other revenues was Commercial printing and delivery revenues of $2.6 million and $1.9 million, respectively, and for the six months ended June 30, 2024 and 2023, included in Commercial and other revenues was Commercial printing and delivery revenues of $5.1 million and $3.9 million, respectively.

For the three and six months ended June 30, 2024, Digital advertising revenues increased compared to the three and six months ended June 30, 2023, primarily due to an increase in national and local revenues, partially offset by lower spend on employment notifications.

For the three and six months ended June 30, 2024, Digital-only subscription revenues increased compared to the three and six months ended June 30, 2023, primarily driven by the increase in digital-only paid subscriptions. Refer to "Key Performance Indicators" below for further discussion of digital-only paid subscriptions.

For the three and six months ended June 30, 2024, Print advertising revenues increased compared to the three and six months ended June 30, 2023, primarily due to an increase in national print advertisements.

For the three and six months ended June 30, 2024, Commercial and other revenues increased compared to the three and six months ended June 30, 2023, primarily due to an increase in commercial printing and delivery revenues.

Operating expenses

The following table provides the breakout of Operating costs for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2024	2023	$	%	2024	2023	$	%
Newsprint and ink	$2,461	$3,620	$(1,159)	(32)%	$5,085	$7,516	$(2,431)	(32)%
Distribution	3,137	3,408	(271)	(8)%	6,323	6,838	(515)	(8)%
Compensation and benefits	12,930	12,356	574	5%	25,909	24,318	1,591	7%
Outside services	3,741	3,971	(230)	(6)%	7,589	7,870	(281)	(4)%
Other	9,315	6,218	3,097	50%	17,204	13,268	3,936	30%
Total operating costs	$31,584	$29,573	$2,011	7%	$62,110	$59,810	$2,300	4%

For the three and six months ended June 30, 2024, Newsprint and ink costs decreased compared to the three and six months ended June 30, 2023, primarily due to a decrease in the cost of newsprint of approximately $0.8 million and $1.8 million, respectively.

For the three and six months ended June 30, 2024, Distribution costs decreased compared to the three and six months ended June 30, 2023, primarily due to the decline in print circulation revenues.

For the three and six months ended June 30, 2024, Compensation and benefits costs increased compared to the three and six months ended June 30, 2023, primarily due to higher headcount.

For the three and six months ended June 30, 2024, Outside services costs, which includes professional services fulfilled by third parties, media fees and other digital costs, and paid search and ad serving services, decreased compared to the three and six months ended June 30, 2023, primarily due to lower third-party media fees and miscellaneous expenses.

For the three months ended June 30, 2024, Other costs increased compared to the three and six months ended June 30, 2023, primarily associated with the increase in both digital and print advertising revenues.

The following table provides the breakout of Selling, general and administrative expenses for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2024	2023	$	%	2024	2023	$	%
Compensation and benefits	$11,917	$11,846	$71	1%	$23,662	$23,352	$310	1%
Outside services and other	3,711	3,839	(128)	(3)%	7,562	8,491	(929)	(11)%
Total selling, general and administrative expenses	$15,628	$15,685	$(57)	—%	$31,224	$31,843	$(619)	(2)%

For the three and six months ended June 30, 2024, Outside services and other costs decreased compared to the three and six months ended June 30, 2023, primarily due to a decrease in technology related costs and for the six months ended June 30, 2024, the decline was also due to lower bad debt expense of approximately $0.3 million.

Newsquest segment Adjusted EBITDA

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2024	2023	$	%	2024	2023	$	%
Net income attributable to Gannett	$14,058	$13,139	$919	7%	$28,602	$25,157	$3,445	14%
Non-operating pension income	(1,831)	(2,183)	352	(16)%	(3,671)	(4,301)	630	(15)%
Depreciation and amortization	2,043	2,126	(83)	(4)%	4,078	3,884	194	5%
Integration and reorganization costs	243	376	(133)	(35)%	412	976	(564)	(58)%
Third-party debt expenses and acquisition costs	(22)	—	(22)	***	(22)	—	(22)	***
Loss (gain) on sale or disposal of assets, net	1	3	(2)	(67)%	(444)	6	(450)	***
Other non-operating income, net	(354)	(1,110)	756	(68)%	(654)	(608)	(46)	8%
Non-recurring items	—	91	(91)	(100)%	—	174	(174)	(100)%
Adjusted EBITDA (non-GAAP basis)(a)	$14,138	$12,442	$1,696	14%	$28,301	$25,288	$3,013	12%
Net income attributable to Gannett margin	23.0%	22.8%			23.6%	21.5%
Adjusted EBITDA margin (non-GAAP basis)(a)(b)	23.1%	21.6%			23.3%	21.7%
*** Indicates an absolute value percentage change greater than 100.
(a)See "Non-GAAP Financial Measures" below for additional information about non-GAAP measures.
(b)We define Adjusted EBITDA margin as Adjusted EBITDA divided by total Revenues.

For the three and six months ended June 30, 2024, the increase in Newsquest segment Adjusted EBITDA compared to the three and six months ended June 30, 2023, was primarily attributable to the changes discussed above.

Digital Marketing Solutions segment

A summary of our DMS segment results is presented below:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2024	2023	$	%	2024	2023	$	%
Revenues:
Digital(a)	$123,798	$122,789	$1,009	1%	$240,843	$235,606	$5,237	2%
Total revenues	123,798	122,789	1,009	1%	240,843	235,606	5,237	2%
Operating expenses:
Operating costs	89,358	85,199	4,159	5%	174,289	164,189	10,100	6%
Selling, general and administrative expenses	22,671	22,120	551	2%	46,636	44,264	2,372	5%
Depreciation and amortization	6,065	5,927	138	2%	11,945	11,787	158	1%
Integration and reorganization costs (reversal)	887	(48)	935	***	912	(28)	940	***
Loss on sale or disposal of assets, net	—	66	(66)	(100)%	89	101	(12)	(12)%
Total operating expenses	118,981	113,264	5,717	5%	233,871	220,313	13,558	6%
Operating income	$4,817	$9,525	$(4,708)	(49)%	$6,972	$15,293	$(8,321)	(54)%
*** Indicates an absolute value percentage change greater than 100.
(a)Digital revenues are solely generated by digital marketing services revenues.

Revenues

For the three and six months ended June 30, 2024, Digital revenues increased compared to the three and six months ended June 30, 2023, primarily due to growth in the core direct business, including growth in revenues associated with both local and multi-location customers, and an increase in core platform average revenue per user ("Core platform ARPU") of 5% and 6% for the three and six months ended June 30, 2024, respectively. Refer to "Key Performance Indicators" below for further discussion of Core platform ARPU.

Operating expenses

The following table provides the breakout of Operating costs for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2024	2023	$	%	2024	2023	$	%
Outside services	$78,449	$75,021	$3,428	5%	$152,548	$144,117	$8,431	6%
Compensation and benefits	8,998	8,611	387	4%	18,004	17,051	953	6%
Other	1,911	1,567	344	22%	3,737	3,021	716	24%
Total operating costs	$89,358	$85,199	$4,159	5%	$174,289	$164,189	$10,100	6%

For the three and six months ended June 30, 2024, Outside services costs, which includes professional services fulfilled by third parties, media fees and other digital costs, and paid search and ad serving services, increased compared to the three and six months ended June 30, 2023, due to an increase in expenses associated with third-party media fees driven by a corresponding increase in revenues.

For the three and six months ended June 30, 2024, Compensation and benefits costs increased compared to the three and six months ended June 30, 2023, primarily due to higher headcount.

For the three and six months ended June 30, 2024, Other costs increased compared to the three and six months ended June 30, 2023, primarily due to an increase in miscellaneous expenses, including higher facility related expenses.

The following table provides the breakout of Selling, general and administrative expenses for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2024	2023	$	%	2024	2023	$	%
Compensation and benefits	$19,786	$19,172	$614	3%	$39,431	$38,238	$1,193	3%
Outside services and other	2,885	2,948	(63)	(2)%	7,205	6,026	1,179	20%
Total selling, general and administrative expenses	$22,671	$22,120	$551	2%	$46,636	$44,264	$2,372	5%

For the three and six months ended June 30, 2024, Compensation and benefits costs increased compared to the three and six months ended June 30, 2023, primarily due to higher headcount.

For the three months ended June 30, 2024, Outside services and other costs remained essentially flat compared to the three months ended June 30, 2023, and for the six months ended June 30, 2024, Outside services and other costs increased compared to the six months ended June 30, 2023, due to an increase in miscellaneous expenses.

DMS segment Adjusted EBITDA

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2024	2023	$	%	2024	2023	$	%
Net income attributable to Gannett	$5,514	$9,273	$(3,759)	(41)%	$6,123	$14,896	$(8,773)	(59)%
Depreciation and amortization	6,065	5,927	138	2%	11,945	11,787	158	1%
Integration and reorganization costs (reversal)	887	(48)	935	***	912	(28)	940	***
Loss on sale or disposal of assets, net	—	66	(66)	(100)%	89	101	(12)	(12)%
Other non-operating (income) expense, net	(697)	252	(949)	***	849	397	452	***
Non-recurring items	4	—	4	***	634	—	634	***
Adjusted EBITDA (non-GAAP basis)(a)	$11,773	$15,470	$(3,697)	(24)%	$20,552	$27,153	$(6,601)	(24)%
Net income attributable to Gannett margin	4.5%	7.6%			2.5%	6.3%
Adjusted EBITDA margin (non-GAAP basis)(a)(b)	9.5%	12.6%			8.5%	11.5%
*** Indicates an absolute value percentage change greater than 100.
(a)See "Non-GAAP Financial Measures" below for additional information about non-GAAP measures.
(b)We define Adjusted EBITDA margin as Adjusted EBITDA divided by total Revenues.

For the three and six months ended June 30, 2024, the decrease in DMS segment Adjusted EBITDA compared to the three and six months ended June 30, 2023, was primarily attributable to the changes discussed above.

Corporate and other category

For the three and six months ended June 30, 2024, Corporate and other revenues were $1.3 million and $2.9 million, respectively, compared to $1.7 million and $3.1 million for the three and six months ended June 30, 2023, respectively.

The following table provides the breakout of Corporate and other operating expenses for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2024	2023	$	%	2024	2023	$	%
Operating expenses:
Operating costs	$4,336	$6,244	$(1,908)	(31)%	$9,221	$12,270	$(3,049)	(25)%
Selling, general and administrative expenses	9,610	13,849	(4,239)	(31)%	20,294	19,447	847	4%
Depreciation and amortization	5,841	4,101	1,740	42%	11,347	8,430	2,917	35%
Integration and reorganization costs	3,952	5,025	(1,073)	(21)%	6,750	12,483	(5,733)	(46)%
Asset impairments	—	—	—	—%	45,989	—	45,989	***
Loss (gain) on sale or disposal of assets, net	2	—	2	***	6	(1,448)	1,454	***
Other operating expenses	270	229	41	18%	448	458	(10)	(2)%
Total operating expenses	$24,011	$29,448	$(5,437)	(18)%	$94,055	$51,640	$42,415	82%
*** Indicates an absolute value percentage change greater than 100.

For the three months ended June 30, 2024, Corporate and other operating expenses decreased compared to the three months ended June 30, 2023, and for the six months ended June 30, 2024, Corporate and other operating expenses increased compared to the six months ended June 30, 2023. For the three months ended June 30, 2024, Selling, general and administrative expenses decreased compared to the three months ended June 30, 2023, mainly driven by lower facility related costs and lower compensation and benefits costs. For the three and six months ended June 30, 2024, Operating costs decreased, mainly due to a decrease in credit card fees and Integration and reorganization costs decreased primarily due to a decrease in severance costs of $0.9 million and $4.0 million, respectively, and a decrease in other reorganization-related costs of $0.2 million and $1.7 million, respectively. For the three and six months ended June 30, 2024, these decreases were partially offset by an increase in Depreciation and amortization expense, mainly driven by software and capitalized labor. In addition, the increase in operating expenses for six months ended June 30, 2024, also included the impairment charge of approximately $46.0 million related to the write-off of the McLean, Virginia operating lease right-of-use asset and the associated leasehold improvements, as well as the absence in 2024 of the $1.4 million gain on the sale of intellectual property incurred in the first quarter of 2023.

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

Details of our cash flows are included in the table below:

	Six months ended June 30,
In thousands	2024	2023
Cash provided by operating activities	$57,576	$52,786
Cash (used for) provided by investing activities	(16,266)	15,005
Cash used for financing activities	(43,524)	(54,560)
Effect of currency exchange rate change on cash	396	98
(Decrease) increase in cash, cash equivalents and restricted cash	$(1,818)	$13,329

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

Cash flows provided by operating activities were $57.6 million for the six months ended June 30, 2024, compared to $52.8 million for the six months ended June 30, 2023. The increase in cash flows provided by operating activities was primarily due to decreases in severance payments and cash paid for interest, partially offset by an increase in contributions to our pension and other postretirement benefit plans, lower cash receipts related to deferred revenues and increased cash paid for taxes.

Cash flows (used for) provided by investing activities: Cash flows used for investing activities was $16.3 million for the six months ended June 30, 2024, compared to cash provided by investing activities of $15.0 million for the six months ended June 30, 2023. The change in cash flows used for investing activities was primarily due to a decrease in proceeds from the sale of real estate and other non-strategic assets of $25.4 million and an increase in purchases of property, plant and equipment of $6.3 million.

Cash flows used for financing activities: Cash flows used for financing activities were $43.5 million for the six months ended June 30, 2024, compared to $54.6 million for the six months ended June 30, 2023. The decrease in cash flows used for financing activities was primarily due to $11.7 million in lower repayments of long-term debt.

Debt

As of June 30, 2024, the carrying value of our outstanding debt totaled $1.015 billion, which consisted of $321.3 million related to the Senior Secured Term Loan, $270.4 million related to the 2026 Senior Notes, and $423.4 million related to the 2027 Notes (defined below).

The Senior Secured Term Loan bears interest at a per annum rate equal to the Adjusted Term SOFR (which shall not be less than 0.50% per annum) plus a margin equal to 5.00% or an alternate base rate (which shall not be less than 1.50% per annum) plus a margin equal to 4.00%. We are required to repay the Senior Secured Term Loan from time to time with (i) the proceeds of non-ordinary course asset sales and casualty and condemnation events, (ii) the proceeds of indebtedness not permitted under the Senior Secured Term Loan, and (iii) the aggregate amount of cash and cash equivalents on hand at the Company and its restricted subsidiaries in excess of $100 million at the end of each fiscal year of the Company. Subsequent to the amendment effective as of April 8, 2022, the Senior Secured Term Loan is amortized at a rate equal to $15.1 million per quarter (or, if the ratio of debt secured on an equal basis with the Senior Secured Term Loan less unrestricted cash of the Company and its restricted subsidiaries to Consolidated EBITDA (as such terms are defined in the Senior Secured Term Loan) (such ratio, the "First Lien Net Leverage Ratio"), for the most recently ended period of four consecutive fiscal quarters is equal to or less than 1.20 to 1.00, $7.6 million per quarter). For the three and six months ended June 30, 2024, we made payments of $21.0 million and $24.3 million, respectively, on our Senior Secured Term Loan (for the six months ended June 30, 2024, such amount was net of the waiver received from certain lenders of the Senior Secured Term loan in the first quarter of 2024), including quarterly amortization payments.

Interest on the 2026 Senior Notes is payable semi-annually in arrears. The 2026 Senior Notes mature on November 1, 2026, unless redeemed or repurchased earlier pursuant to the 2026 Senior Notes Indenture.

Interest on the 6.0% Senior Secured Convertible Notes due 2027 (the "2027 Notes") is payable semi-annually in arrears. The 2027 Notes mature on December 1, 2027, unless earlier repurchased or converted. The 2027 Notes may be converted at any time by the holders into cash, shares of our common stock, par value $0.01 per share (the "Common Stock") or any combination of cash and Common Stock, at our election. The initial conversion rate is 200 shares of Common Stock per $1,000 principal amount of the 2027 Notes, which is equal to a conversion price of $5.00 per share of Common Stock (the "Conversion Price"). For the six months ended June 30, 2024, no shares were issued upon conversion, exercise, or satisfaction of the required conditions.

Our Senior Secured Term Loan, 2026 Senior Notes and 2027 Notes all contain usual and customary covenants and events of default. As of June 30, 2024, we were in compliance with all such covenants and obligations.

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

During the three and six months ended June 30, 2024, we did not repurchase any shares of Common Stock under the Stock Repurchase Program. As of June 30, 2024, the remaining authorized amount under the Stock Repurchase Program was approximately $96.9 million. We do not currently anticipate repurchasing any shares of Common Stock pursuant to the Stock Repurchase Program during the third quarter of 2024.

Beginning with the quarter ended December 31, 2022, and ending with the quarter ending September 30, 2024, the Gannett Retirement Plan's (the "GR Plan") appointed actuary has and will certify the GR Plan's funded status for each quarter (the "Quarterly Certification") in accordance with U.S. GAAP. If the GR Plan is less than 100% funded, we will make a $1.0 million contribution to the GR Plan no later than 60 days following the receipt of the Quarterly Certification, provided, however, that our obligation to make additional contractual contributions will terminate the earlier of (a) the day following the date that a contractual contribution would be due for the quarter ending September 30, 2024, and (b) the date we have made a total of $5 million of contractual contributions subsequent to June 30, 2022. As of June 30, 2024, the GR Plan was more than 100% funded.

We expect our capital expenditures for the remainder of 2024 to total approximately $37 million. These capital expenditures are anticipated to be primarily comprised of projects related to digital product development, costs associated with our print and technology systems, and system upgrades.

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
The table below shows the reconciliation of Net income (loss) attributable to Gannett to Adjusted EBITDA and Net income (loss) attributable to Gannett margin to Adjusted EBITDA margin:

	Three months ended June 30,		Six months ended June 30,
In thousands	2024	2023	2024	2023
Net income (loss) attributable to Gannett	$13,748	$(12,677)	$(71,020)	$(2,333)
(Benefit) provision for income taxes	(26,803)	1,333	(16,725)	(15,996)
Interest expense	26,270	28,559	52,835	56,889
Loss (gain) on early extinguishment of debt	87	—	(530)	(496)
Non-operating pension income	(3,137)	(2,263)	(6,283)	(4,078)
Depreciation and amortization	38,258	39,784	76,556	83,482
Integration and reorganization costs	19,775	7,287	37,656	19,414
Third-party debt expenses and acquisition costs	248	229	426	458
Asset impairments	—	1,177	45,989	1,182
Loss (gain) on sale or disposal of assets, net	236	146	788	(17,535)
Share-based compensation expense	3,512	5,047	6,338	8,783
Other non-operating (income) expense, net	(2,609)	(807)	(792)	414
Non-recurring items	4,977	3,336	6,913	3,869
Adjusted EBITDA (non-GAAP basis)	$74,562	$71,151	$132,151	$134,053
Net income (loss) attributable to Gannett margin	2.1%	(1.9)%	(5.6)%	(0.2)%
Adjusted EBITDA margin (non-GAAP basis)	11.7%	10.6%	10.4%	10.0%
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

The following tables provide information regarding certain KPIs for the Domestic Gannett Media, Newsquest and DMS segments:

	Three months ended June 30,				Six months ended June 30,
In thousands, except ARPU	2024	2023	Change	% Change	2024	2023	Change	% Change
Domestic Gannett Media
Digital-only ARPU	$7.70	$6.34	$1.36	21%	$7.49	$6.16	$1.33	22%

Newsquest
Digital-only ARPU	$5.94	$6.61	$(0.67)	(10)%	$5.99	$6.45	$(0.46)	(7)%

Total Gannett
Digital-only ARPU	$7.62	$6.35	$1.27	20%	$7.43	$6.17	$1.26	20%

DMS
Core platform revenues	$122,843	$121,574	$1,269	1%	$238,893	$232,981	$5,912	3%
Core platform ARPU	$2,777	$2,642	$135	5%	$2,738	$2,590	$148	6%
Core platform average customer count	14.7	15.3	(0.6)	(4)%	14.5	15.0	(0.5)	(3)%

	As of June 30,
In thousands	2024	2023	% Change
Digital-only paid subscriptions
Domestic Gannett Media	1,938	1,886	3%
Newsquest	96	66	45%
Total Gannett	2,034	1,952	4%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including from changes in interest rates, commodity prices, and foreign currency exchange rates. Changes in these factors could cause fluctuations in earnings and cash flow. In the normal course of business, exposure to certain of these market risks is managed as described below.

Interest Rates

We generally manage our risk associated with changes in interest rates through the use of a combination of variable and fixed-rate debt. As of June 30, 2024, we had variable and fixed-rate debt totaling $326.1 million and $763.8 million, respectively. Our variable-rate debt consisted of the Senior Secured Term Loan, which bears interest at the Adjusted Term Secured Overnight Financing Rate. A hypothetical interest rate increase of 100 basis points would have increased our interest expense related to our variable-rate debt and likewise decreased our income and cash flows by approximately $0.8 million and $1.6 million for the three and six months ended June 30, 2024, respectively. See Note 6 — Debt to our condensed consolidated financial statements for further discussion of our debt.

Commodity Prices

Certain operating expenses of ours are sensitive to commodity price fluctuations, as well as inflation. Our primary commodity price exposures are newsprint and, to a lesser extent, ink, which in the aggregate represented approximately 3.1% of operating expenses for each of the three and six months ended June 30, 2024, and 4.6% and 4.9% of operating expenses for the three and six months ended June 30, 2023, respectively. A hypothetical $10 per metric ton increase in newsprint price would not have materially impacted our results of operations or cash flows based on newsprint usage for the three and six months ended June 30, 2024 of approximately 24 thousand and 49 thousand metric tons, respectively.

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

Translation gains or losses affecting the condensed consolidated financial statements have not been significant in the past. At June 30, 2024 and 2023, cumulative foreign currency translation losses reported as part of equity were $2.1 million and $2.7 million, respectively. The fluctuation in cumulative foreign currency translation losses was driven by the impact of changing exchange rates, primarily due to the British pound sterling. A hypothetical 10% fluctuation of the price of the British pound sterling and the currencies in our DMS segment against the U.S. dollar would not have materially impacted operating income for the three and six months ended June 30, 2024.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Quarterly Report on Form 10-Q under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective in recording, processing, summarizing and reporting on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

The following table provides information regarding shares withheld from our employees to satisfy certain tax obligations in connection with the vesting of restricted stock awards during the three months ended June 30, 2024. The shares of common stock withheld to satisfy tax withholding obligations may be deemed purchases of such shares required to be disclosed pursuant to this Item 2. We did not repurchase any of our equity securities in the open market during the three months ended June 30, 2024.

In thousands, except per share amounts	Total number of shares purchased (a)	Average price paid per share (a)	Total number of shares purchased as part of publicly announced program (b)	Maximum approximate dollar value of shares that may yet be purchased under the Stock Repurchase Program (b)
Period
April 1, 2024 - April 30, 2024	—	$—	—	$—
May 1, 2024 - May 31, 2024	—	$—	—	$—
June 1, 2024 - June 30, 2024	130	$4.40	—	$—
Total	130	$4.40	—	$—
(a)Represents shares of Common Stock withheld pursuant to the 2023 Stock Incentive Plan to cover employee tax-withholding obligations upon vesting of restricted stock awards in the second quarter of 2024. Amounts in the average price paid per share column reflect the weighted average price for shares withheld in satisfaction of these tax-withholding obligations.
(b)In February 2022, the Company's Board of Directors authorized the repurchase of up to $100 million of Common Stock (the "Stock Repurchase Program"). Repurchases may be made from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or by means of one or more tender offers, in each case, as permitted by securities laws and other legal requirements. During the three months ended June 30, 2024, the Company did not repurchase any shares of Common Stock under the Stock Repurchase Program. As of June 30, 2024, the remaining authorized amount under the Stock Repurchase Program was approximately $96.9 million. The Company does not anticipate repurchasing any shares of Common Stock pursuant to the Stock Repurchase Program during the third quarter of 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

This item is not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description	Location
3.1	Amended and Restated Certificate of Incorporation of the Company.	Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q, filed August 2, 2018.
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company.	Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed November 20, 2019.
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of Gannett Co., Inc.	Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed April 7, 2020.
3.4	Certificate of Elimination of the Series A Junior Participating Preferred Stock of Gannett Co., Inc.	Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed May 8, 2023.
3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated June 3, 2024.	Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed June 4, 2024.
10.1	Form of Indemnification Agreement.*	Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed May 2, 2024.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.	Filed herewith.
32.1	Section 1350 Certification of Principal Executive Officer.	Furnished herewith.
32.2	Section 1350 Certification of Principal Financial Officer.	Furnished herewith.
101
The following financial information from Gannett Co., Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income; (iii) Condensed Consolidated Statements of Cash Flow; (iv) Condensed Consolidated Statements of Equity; and (v) Notes to Condensed Consolidated Financial Statements
Attached.
104	Cover Page Interactive Data File (formatted as Inline XBRL and embedded within the Inline XBRL document)	Attached.
*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 1, 2024	GANNETT CO., INC.

/s/ Douglas E. Horne
Douglas E. Horne
Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)