Form 10-Q
period 2024-09-30
Gannett Co., Inc.
filed 2024-10-31
CIK 1579684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of October 28, 2024, 147,410,604 shares of the registrant's Common Stock were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Part I, Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our current views regarding, among other things, our future or ongoing growth, results of operations, performance, business prospects and opportunities, stock repurchases, our expectations, in terms of both amount and timing, with respect to debt repayment, our capital structure, debt refinancing transactions and any losses associated with such transactions, expectations regarding draws, if any, and use of proceeds from our loan facility, and our environmental, social and governance goals, and are not statements of historical fact. Words such as "anticipate(s)," "expect(s)," "intend(s)," "plan(s)," "focus," "goal," "project," "believe(s)," "will," "aim," "would," "could," "can," "may," "seek(s)," "estimate(s)" and similar expressions are intended to identify such forward-looking statements.

Forward-looking statements are based on management's current expectations and beliefs and are subject to a number of known and unknown risks, uncertainties, and other factors that could lead to actual results materially different from those described in the forward-looking statements. We can give no assurance our expectations will be attained. Our actual results, liquidity, and financial condition may differ from the anticipated results, liquidity, and financial condition indicated in the forward-looking statements. Forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause our actual results to differ, possibly materially, from the expectations or estimates reflected in such forward-looking statements, including, among others, the risks identified by us under the heading "Risk Factors" in this Quarterly Report on Form 10-Q, and under the heading "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on February 22, 2024, as well as other risks and factors identified from time to time in our subsequent filings with the Securities and Exchange Commission. You are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. New risk factors emerge from time to time, and it is not possible for us to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except to the extent required by law, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions, or circumstances on which any statement is based.

INDEX TO GANNETT CO., INC.
Q3 2024 FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GANNETT CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share data	September 30, 2024	December 31, 2023
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$101,801	$100,180
Accounts receivable, net of allowance of $15,170 and $16,338 as of September 30, 2024 and December 31, 2023, respectively	244,011	266,096
Inventories	22,423	26,794
Prepaid expenses	43,166	36,210
Other current assets	21,319	14,957
Total current assets	432,720	444,237
Property, plant and equipment, net of accumulated depreciation of $344,789 and $336,408 as of September 30, 2024 and December 31, 2023, respectively	247,733	239,087
Operating lease assets	151,604	221,733
Goodwill	531,112	533,876
Intangible assets, net	453,052	524,350
Deferred tax assets	49,722	37,125
Pension and other assets	197,437	180,839
Total assets	$2,063,380	$2,181,247
Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$334,356	$293,444
Deferred revenue	108,306	120,502
Current portion of long-term debt	60,452	63,752
Operating lease liabilities	40,447	45,763
Other current liabilities	7,604	10,052
Total current liabilities	551,165	533,513
Long-term debt	504,369	564,836
Convertible debt	427,238	416,036
Deferred tax liabilities	—	2,028
Pension and other postretirement benefit obligations	39,123	42,661
Long-term operating lease liabilities	176,152	203,871
Other long-term liabilities	125,386	100,989
Total noncurrent liabilities	1,272,268	1,330,421
Total liabilities	1,823,433	1,863,934
Commitments and contingent liabilities (See Note 11)
Equity
Preferred stock, $0.01 par value per share, 300,000 shares authorized, none of which were issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value per share, 2,000,000,000 shares authorized, 158,821,732 shares issued and 147,430,592 shares outstanding at September 30, 2024; 158,554,705 shares issued and 148,939,463 shares outstanding at December 31, 2023	1,588	1,586
Treasury stock, at cost, 11,391,140 shares and 9,615,242 shares at September 30, 2024 and December 31, 2023, respectively	(20,539)	(17,393)
Additional paid-in capital	1,435,879	1,426,325
Accumulated deficit	(1,117,865)	(1,027,192)
Accumulated other comprehensive loss	(58,612)	(65,541)
Total Gannett stockholders' equity	240,451	317,785
Noncontrolling interests	(504)	(472)
Total equity	239,947	317,313
Total liabilities and equity	$2,063,380	$2,181,247
The accompanying notes are an integral part of these condensed consolidated financial statements.

GANNETT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
In thousands, except per share amounts	2024	2023	2024	2023
Digital	$277,386	$263,644	$823,263	$773,225
Print and commercial	335,053	389,227	1,064,777	1,220,920
Total revenues	612,439	652,871	1,888,040	1,994,145
Operating costs	375,912	416,103	1,169,785	1,272,387
Selling, general and administrative expenses	183,857	184,914	547,365	549,431
Depreciation and amortization	40,398	40,644	116,954	124,126
Integration and reorganization costs (reversal)	17,307	(955)	54,963	18,459
Asset impairments	87	188	46,076	1,370
Loss (gain) on sale or disposal of assets, net	784	(23,334)	1,572	(40,869)
Other operating expenses	117	370	268	828
Total operating expenses	618,462	617,930	1,936,983	1,925,732
Operating (loss) income	(6,023)	34,941	(48,943)	68,413
Interest expense	25,959	27,918	78,794	84,807
Loss (gain) on early extinguishment of debt	176	(2,717)	(354)	(3,213)
Non-operating pension income	(3,193)	(2,929)	(9,476)	(7,007)
Equity loss (income) in unconsolidated investees, net	97	(510)	(277)	(1,341)
Other non-operating (income) expense, net	(2,979)	(397)	(3,771)	17
Non-operating expenses	20,060	21,365	64,916	73,263
(Loss) income before income taxes	(26,083)	13,576	(113,859)	(4,850)
(Benefit) provision for income taxes	(6,429)	16,144	(23,154)	148
Net loss	(19,654)	(2,568)	(90,705)	(4,998)
Net loss attributable to noncontrolling interests	(1)	(2)	(32)	(99)
Net loss attributable to Gannett	$(19,653)	$(2,566)	$(90,673)	$(4,899)

Loss per share attributable to Gannett - basic	$(0.14)	$(0.02)	$(0.64)	$(0.04)
Loss per share attributable to Gannett - diluted	$(0.14)	$(0.02)	$(0.64)	$(0.04)

Other comprehensive income (loss):
Foreign currency translation adjustments	$13,829	$(7,329)	$12,917	$4,835
Pension and other postretirement benefit items:
Net actuarial gain (loss)	—	3,522	(538)	29,086
Amortization of net actuarial gain (loss)	257	(239)	726	(227)
Amortization of prior service cost	(125)	(409)	(375)	(376)
Equity method investments	—	—	116	610
Other	(8,432)	3,860	(7,422)	(1,682)
Total pension and other postretirement benefit items	(8,300)	6,734	(7,493)	27,411
Other comprehensive income (loss) before tax	5,529	(595)	5,424	32,246
Income tax (benefit) provision related to components of other comprehensive income (loss)	(1,645)	1,484	(1,505)	6,788
Other comprehensive income (loss), net of tax	7,174	(2,079)	6,929	25,458
Comprehensive (loss) income	(12,480)	(4,647)	(83,776)	20,460
Comprehensive loss attributable to noncontrolling interests	(1)	(2)	(32)	(99)
Comprehensive (loss) income attributable to Gannett	$(12,479)	$(4,645)	$(83,744)	$20,559
The accompanying notes are an integral part of these condensed consolidated financial statements.

GANNETT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
In thousands	2024	2023
Operating activities
Net loss	$(90,705)	$(4,998)
Adjustments to reconcile net loss to operating cash flows:
Depreciation and amortization	116,954	124,126
Share-based compensation expense	9,243	12,727
Non-cash interest expense	15,905	15,942
Loss (gain) on sale or disposal of assets, net	1,572	(40,869)
Gain on early extinguishment of debt	(354)	(3,213)
Asset impairments	46,076	1,370
Pension and other postretirement benefit obligations	(20,047)	(10,765)
Equity income in unconsolidated investees, net	(277)	(1,341)
Change in other assets and liabilities, net	12,954	(19,562)
Cash provided by operating activities	91,321	73,417
Investing activities
Purchase of property, plant and equipment	(36,708)	(29,707)
Proceeds from sale of real estate and other assets	19,257	83,799
Change in other investing activities	386	(24)
Cash (used for) provided by investing activities	(17,065)	54,068
Financing activities
Repayments of long-term debt	(68,116)	(111,894)
Treasury stock	(3,141)	(2,642)
Changes in other financing activities	(1,251)	1,593
Cash used for financing activities	(72,508)	(112,943)
Effect of currency exchange rate change on cash	(681)	688
Increase in cash, cash equivalents and restricted cash	1,067	15,230
Cash, cash equivalents and restricted cash at beginning of period	110,612	104,804
Cash, cash equivalents and restricted cash at end of period	$111,679	$120,034
The accompanying notes are an integral part of these condensed consolidated financial statements.

GANNETT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three months ended September 30, 2024
	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Treasury stock		Non-controlling interest
In thousands	Shares	Amount				Shares	Amount		Total
Balance at June 30, 2024	158,817	$1,588	$1,432,682	$(65,786)	$(1,098,212)	11,163	$(20,499)	$(503)	$249,270
Net loss attributable to Gannett	—	—	—	—	(19,653)	—	—	(1)	(19,654)
Other comprehensive income, net(a)	—	—	—	7,174	—	—	—	—	7,174
Share-based compensation expense	—	—	2,905	—	—	—	—	—	2,905
Issuance of common stock	5	—	25	—	—	—	—	—	25
Treasury stock	—	—	—	—	—	8	(38)	—	(38)
Restricted share forfeiture	—	—	—	—	—	220	(2)	—	(2)
Other activity	—	—	267	—	—	—	—	—	267
Balance at September 30, 2024	158,822	$1,588	$1,435,879	$(58,612)	$(1,117,865)	11,391	$(20,539)	$(504)	$239,947

	Three months ended September 30, 2023
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Treasury stock		Non-controlling interest
In thousands	Shares	Amount				Shares	Amount		Total
Balance at June 30, 2023	158,436	$1,584	$1,418,577	$(73,694)	$(1,001,734)	9,311	$(17,370)	$(466)	$326,897
Net loss attributable to Gannett	—	—	—	—	(2,566)	—	—	(2)	(2,568)
Other comprehensive loss, net(a)	—	—	—	(2,079)	—	—	—	—	(2,079)
Share-based compensation expense	—	—	3,944	—	—	—	—	—	3,944
Issuance of common stock	11	—	24	—	—	—	—	—	24
Treasury stock	—	—	—	—	—	8	(20)	—	(20)
Restricted share forfeiture	—	—	—	—	—	125	(2)	—	(2)
Other activity	—	—	(145)	—	—	—	—	—	(145)
Balance at September 30, 2023	158,447	$1,584	$1,422,400	$(75,773)	$(1,004,300)	9,444	$(17,392)	$(468)	$326,051
(a) For the three months ended September 30, 2024 and 2023, Other comprehensive (loss) income is net of an income tax benefit of $1.6 million and an income tax provision of $1.5 million, respectively.

GANNETT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Nine months ended September 30, 2024
	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Treasury stock		Non-controlling interest
In thousands	Shares	Amount				Shares	Amount		Total
Balance at December 31, 2023	158,555	$1,586	$1,426,325	$(65,541)	$(1,027,192)	9,615	$(17,393)	$(472)	$317,313
Net loss attributable to Gannett	—	—	—	—	(90,673)	—	—	(32)	(90,705)
Other comprehensive income, net(a)	—	—	—	6,929	—	—	—	—	6,929
Share-based compensation expense	—	—	9,243	—	—	—	—	—	9,243
Issuance of common stock	267	2	72	—	—	—	—	—	74
Treasury stock	—	—	—	—	—	1,289	(3,141)	—	(3,141)
Restricted share forfeiture	—	—	—	—	—	487	(5)	—	(5)
Other activity	—	—	239	—	—	—	—	—	239
Balance at September 30, 2024	158,822	$1,588	$1,435,879	$(58,612)	$(1,117,865)	11,391	$(20,539)	$(504)	$239,947

	Nine months ended September 30, 2023
	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Treasury stock		Non-controlling interest
In thousands	Shares	Amount				Shares	Amount		Total
Balance at December 31, 2022	153,286	$1,533	$1,409,578	$(101,231)	$(999,401)	7,063	$(14,737)	$(369)	$295,373
Net loss attributable to Gannett	—	—	—	—	(4,899)	—	—	(99)	(4,998)
Restricted share grants	4,682	47	(47)	—	—	—	—	—	—
Other comprehensive income, net(a)	—	—	—	25,458	—	—	—	—	25,458
Share-based compensation expense	—	—	12,727	—	—	—	—	—	12,727
Issuance of common stock	479	4	70	—	—	—	—	—	74
Treasury stock	—	—	—	—	—	1,132	(2,642)	—	(2,642)
Restricted share forfeiture	—	—	—	—	—	1,249	(13)	—	(13)
Other activity	—	—	72	—	—	—	—	—	72
Balance at September 30, 2023	158,447	$1,584	$1,422,400	$(75,773)	$(1,004,300)	9,444	$(17,392)	$(468)	$326,051
(a) For the nine months ended September 30, 2024 and 2023, Other comprehensive (loss) income is net of an income tax benefit of $1.5 million and income tax provision of $6.8 million, respectively.

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

Through USA TODAY, our network of local properties, and Newsquest, we deliver high-quality, trusted content with a commitment to balanced, unbiased journalism, where and when consumers want to engage. We have strong relationships with hundreds of thousands of local and national businesses in both our U.S. and U.K. markets due to our large local and national sales forces and a robust advertising and digital marketing solutions product suite. Our strategy prioritizes maximizing the monetization of our audience through the growth of increasingly diverse and highly recurring digital businesses. We expect the execution of this strategy to enable us to continue our evolution to a predominantly digital media company. We deliver value to our customers, advertisers, partners, and shareholders with essential content, joyful experiences, and relevant digital solutions.

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

In the opinion of management, the unaudited condensed consolidated financial statements as of September 30, 2024 include all the assets, liabilities, revenues, expenses, and cash flows of entities which Gannett controls due to ownership of a majority voting interest ("subsidiaries"). In addition, in the opinion of management, the unaudited condensed consolidated financial statements as of September 30, 2024 reflect all necessary adjustments for a fair statement of the results for the interim period. All significant intercompany accounts and transactions have been eliminated in consolidation, and the Company consolidates its subsidiaries.

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

The following tables present our revenues disaggregated by segment and revenue type:

	Three months ended September 30, 2024
In thousands	Domestic Gannett Media	Newsquest	Digital Marketing Solutions	Corporate and other	Intersegment eliminations	Consolidated
Digital advertising	$71,224	$13,518	$—	$—	$—	$84,742
Digital marketing services	34,712	1,915	119,929	—	(36,980)	119,576
Digital-only subscription	48,111	1,944	—	—	—	50,055
Digital other	18,784	2,798	—	1,431	—	23,013
Digital	172,831	20,175	119,929	1,431	(36,980)	277,386

Print advertising	105,885	18,044	—	—	—	123,929
Print circulation	140,436	16,859	—	—	—	157,295
Commercial and other(a)	49,359	4,470	—	—	—	53,829
Print and commercial	295,680	39,373	—	—	—	335,053

Total revenues(b)	$468,511	$59,548	$119,929	$1,431	$(36,980)	$612,439
(a)     For the three months ended September 30, 2024, included Commercial printing and delivery revenues of $32.9 million and $2.6 million at the Domestic Gannett Media and Newsquest segments, respectively.
(b)     Revenues generated from international operations comprised 11.4% of total revenues for the three months ended September 30, 2024.

	Three months ended September 30, 2023
In thousands	Domestic Gannett Media	Newsquest	Digital Marketing Solutions	Corporate and other	Intersegment eliminations	Consolidated
Digital advertising	$67,958	$12,800	$—	$—	$—	$80,758
Digital marketing services	35,809	2,283	121,919	—	(38,120)	121,891
Digital-only subscription	38,677	1,362	—	—	—	40,039
Digital other	16,773	2,651	—	1,532	—	20,956
Digital	159,217	19,096	121,919	1,532	(38,120)	263,644

Print advertising	118,247	18,907	—	—	—	137,154
Print circulation	169,784	17,281	—	—	—	187,065
Commercial and other(a)	61,257	3,751	—	—	—	65,008
Print and commercial	349,288	39,939	—	—	—	389,227

Total revenues(b)	$508,505	$59,035	$121,919	$1,532	$(38,120)	$652,871
(a)     For the three months ended September 30, 2023, included Commercial printing and delivery revenues of $42.6 million and $1.8 million at the Domestic Gannett Media and Newsquest segments, respectively.
(b)     Revenues generated from international operations comprised 10.6% of total revenues for the three months ended September 30, 2023.

	Nine months ended September 30, 2024
In thousands	Domestic Gannett Media	Newsquest	Digital Marketing Solutions	Corporate and other	Intersegment eliminations	Consolidated
Digital advertising	$213,087	$40,586	$—	$—	$—	$253,673
Digital marketing services	106,765	5,928	360,772	—	(114,162)	359,303
Digital-only subscription	134,644	5,172	—	—	—	139,816
Digital other	58,025	8,153	—	4,293	—	70,471
Digital	512,521	59,839	360,772	4,293	(114,162)	823,263

Print advertising	340,504	57,005	—	—	—	397,509
Print circulation	443,372	50,569	—	—	—	493,941
Commercial and other(a)	159,742	13,585	—	—	—	173,327
Print and commercial	943,618	121,159	—	—	—	1,064,777

Total revenues(b)	$1,456,139	$180,998	$360,772	$4,293	$(114,162)	$1,888,040
(a)     For the nine months ended September 30, 2024, included Commercial printing and delivery revenues of $110.7 million and $7.6 million at the Domestic Gannett Media and Newsquest segments, respectively.
(b)     Revenues generated from international operations comprised 11.2% of total revenues for the nine months ended September 30, 2024.

	Nine months ended September 30, 2023
In thousands	Domestic Gannett Media	Newsquest	Digital Marketing Solutions	Corporate and other	Intersegment eliminations	Consolidated
Digital advertising	$204,807	$37,657	$—	$—	$—	$242,464
Digital marketing services	103,231	6,778	357,525	—	(110,421)	357,113
Digital-only subscription	109,956	3,770	—	—	—	113,726
Digital other	47,562	7,757	—	4,603	—	59,922
Digital	465,556	55,962	357,525	4,603	(110,421)	773,225

Print advertising	377,735	56,648	—	—	—	434,383
Print circulation	536,551	51,724	—	—	—	588,275
Commercial and other(a)	186,794	11,468	—	—	—	198,262
Print and commercial	1,101,080	119,840	—	—	—	1,220,920

Total revenues(b)	$1,566,636	$175,802	$357,525	$4,603	$(110,421)	$1,994,145
(a) For the nine months ended September 30, 2023, included Commercial printing and delivery revenues of $136.8 million and $5.7 million at the Domestic Gannett Media and Newsquest segments, respectively.
(b)     Revenues generated from international operations comprised 10.3% of total revenues for the nine months ended September 30, 2023.

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

The following table presents the change in the deferred revenues balance:

	Nine months ended September 30,
In thousands	2024	2023
Beginning balance	$120,502	$153,648
Receipts, net of refunds	795,425	825,049
Revenue recognized	(807,621)	(850,098)
Ending balance	$108,306	$128,599

NOTE 3 — Accounts receivable, net

Receivables are presented net of allowances, which reflect the Company's expected credit losses based on historical experience as well as current and expected economic conditions. The following table presents changes in the allowance for doubtful accounts:

	Nine months ended September 30,
In thousands	2024	2023
Beginning balance	$16,338	$16,697
Current period provision	3,092	7,073
Write-offs charged against the allowance	(6,639)	(14,075)
Recoveries of amounts previously written-off	2,190	3,429
Other	189	19
Ending balance	$15,170	$13,143

For the three and nine months ended September 30, 2024, the Company recorded $1.5 million and $3.1 million in bad debt expense, respectively. For the three and nine months ended September 30, 2023, the Company recorded $3.8 million and $7.1 million in bad debt expense, respectively. Bad debt expense is included in Selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss).

NOTE 4 — Goodwill and intangible assets

Goodwill and intangible assets consisted of the following:

	September 30, 2024			December 31, 2023
In thousands	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets:
Advertiser relationships	$446,801	$269,058	$177,743	$446,609	$236,168	$210,441
Other customer relationships	89,204	57,016	32,188	101,819	56,601	45,218
Subscriber relationships	250,840	176,736	74,104	251,099	155,528	95,571
Other intangible assets	66,870	65,403	1,467	68,780	62,536	6,244
Sub-total	$853,715	$568,213	$285,502	$868,307	$510,833	$357,474
Indefinite-lived intangible assets:
Mastheads			167,550			166,876
Total intangible assets			$453,052			$524,350
Goodwill			$531,112			$533,876

The Company performs its annual goodwill and indefinite-lived intangible impairment assessments as of November 30 each year. In addition to the annual impairment test, the Company is required to regularly assess whether a triggering event has occurred under both ASC 350 "Intangibles - Goodwill and Other" ("ASC 350"), and ASC 360 "Property, Plant and Equipment" ("ASC 360"), which would require interim impairment testing.

As of September 30, 2024, the Company performed a review of potential impairment indicators under both ASC 350 and ASC 360, and it was determined that no indicators of impairment were present.

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

Severance-related expenses

The Company recorded severance-related expenses by segment as follows:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2024	2023	2024	2023
Domestic Gannett Media	$3,064	$380	$11,257	$7,224
Newsquest	84	115	496	1,091
Digital Marketing Solutions	1,026	630	1,135	602
Corporate and other	243	338	1,212	5,350
Total	$4,417	$1,463	$14,100	$14,267

A roll-forward of the accrued severance and related expenses included in Accounts payable and accrued liabilities on the condensed consolidated balance sheets for the nine months ended September 30, 2024 is as follows:

In thousands	Severance and related expenses
Beginning balance	$6,928
Restructuring provision included in integration and reorganization costs	14,100
Cash payments	(11,953)
Ending balance	$9,075

Other reorganization-related expenses

Other reorganization-related costs represent individual restructuring programs, designed primarily to right-size the Company's employee base, consolidate facilities and improve operations. The Company recorded Other reorganization-related costs as follows:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2024	2023	2024	2023
Domestic Gannett Media(a)	$10,298	$(4,029)	$31,687	$(4,890)
Newsquest	—	(5)	—	(5)
Digital Marketing Solutions	4	—	807	—
Corporate and other	2,588	1,616	8,369	9,087
Total	$12,890	$(2,418)	$40,863	$4,192
(a) The three and nine months ended September 30, 2024, included $10.0 million and $19.9 million, respectively, related to withdrawal liabilities which were expensed as a result of ceasing contributions to multiemployer pension plans. In addition, the nine months ended September 30, 2024 included $9.7 million expensed as of the cease-use date related to certain licensed content. The three and nine months ended September 30, 2023, included the reversal of a withdrawal liability related to a multiemployer pension plan of $4.3 million and $6.4 million, respectively, based on the settlement of the withdrawal liability.

Asset impairments

Corporate office relocation

On March 1, 2024, we exited and ceased use of our leased facility in McLean, Virginia and moved our corporate headquarters to our existing office space in New York. We will continue to seek subleases for the leased facility in McLean. As a result of the headquarters relocation, we recorded an impairment charge of approximately $46.0 million during the nine months ended September 30, 2024 related to the McLean operating lease right-of-use asset and the associated leasehold improvements. The fair value was measured using a discounted cash flow model based on market rents projected over the remaining lease term.

NOTE 6 — Debt

The Company's debt as of September 30, 2024 and December 31, 2023 consisted of the financing arrangements described below. On October 15, 2024, the Company entered into the Refinancing Transactions (as defined below), which refinanced certain portions of the debt described in this Note 6 — Debt. Refer to Note 14 — Subsequent events below for further information on the Refinancing Transactions.

	September 30, 2024				December 31, 2023
In millions	Principal balance	Unamortized original issue discount	Unamortized deferred financing costs	Carrying value	Principal balance	Unamortized original issue discount	Unamortized deferred financing costs	Carrying value
Senior Secured Term Loan	$297.6	$(3.3)	$(0.7)	$293.6	$350.4	$(5.2)	$(1.1)	$344.1
2026 Senior Notes	278.5	(4.1)	(3.2)	271.2	291.6	(5.8)	(4.6)	281.2
2027 Notes	485.3	(56.8)	(1.2)	427.3	485.3	(67.8)	(1.5)	416.0
2024 Notes	—	—	—	—	3.3	—	—	3.3
Total debt	$1,061.4	$(64.2)	$(5.1)	$992.1	$1,130.6	$(78.8)	$(7.2)	$1,044.6
Less: Current portion of long-term debt	$(60.5)	$—	$—	$(60.5)	$(63.8)	$—	$—	$(63.8)
Non-current portion of long-term debt	$1,000.9	$(64.2)	$(5.1)	$931.6	$1,066.8	$(78.8)	$(7.2)	$980.8

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

The Senior Secured Term Loan contains usual and customary covenants for credit facilities of this type, including a requirement to have minimum unrestricted cash of $30 million as of the last day of each fiscal quarter, and restricts, among other things, our ability to incur debt, grant liens, sell assets, make investments and pay dividends, in each case with customary exceptions, including an exception that permits dividends and repurchases of outstanding junior debt or equity in (i) an amount of up to $25 million per fiscal quarter if the First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 2.00 to 1.00, (ii) an amount of up to $50 million per fiscal quarter if the First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 1.50 to 1.00, and (iii) an unlimited amount if First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 1.00 to 1.00. As of September 30, 2024, the Company was in compliance with all of the covenants and obligations under the Senior Secured Term Loan.

As of September 30, 2024 and December 31, 2023, the Senior Secured Term Loan was recorded at carrying value, which approximated fair value, in the condensed consolidated balance sheets and was classified as Level 2.

During the nine months ended September 30, 2024, the Company received a waiver from certain lenders of the Senior Secured Term Loan that reduced the scheduled quarterly amortization payments payable to those lenders by approximately $12.0 million for the nine months ended September 30, 2024 (the "2024 Waiver"), and which was the amount used by the Company to repurchase a portion of its 2026 Senior Notes (defined below). For the three and nine months ended September 30, 2024, the Company made payments of $28.5 million and $52.8 million, respectively, on our Senior Secured Term Loan (net of the 2024 Waiver for the nine months ended September 30, 2024), including quarterly amortization payments, which were classified as financing activities in the condensed consolidated statements of cash flows.

For the three and nine months ended September 30, 2024, the Company recognized interest expense of $8.6 million and $26.9 million, respectively, and paid cash interest of $8.8 million and $27.1 million, respectively. For the three and nine months ended September 30, 2023, the Company recognized interest expense of $9.9 million and $30.6 million, respectively, and paid cash interest of $9.8 million and $30.6 million, respectively. For the three and nine months ended September 30, 2024, the Company recognized amortization of original issue discount of $0.6 million and $1.7 million, respectively, and amortization of deferred financing costs of $0.2 million and $0.4 million, respectively. For the three and nine months ended September 30, 2023, the Company recognized amortization of original issue discount of $0.7 million and $2.2 million, respectively, and amortization of deferred financing costs of $0.2 million and $0.5 million, respectively.

Additionally, the Company recognized losses on the early extinguishment of debt of $0.2 million and $0.3 million for the three and nine months ended September 30, 2024, respectively, and $0.6 million and $1.0 million for the three and nine months ended September 30, 2023, respectively, related to the write-off of original issue discount and deferred financing costs as a result of prepayments on the Senior Secured Term Loan. As of September 30, 2024, the effective interest rate for the Senior Secured Term Loan was 11.2%.

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

As of September 30, 2024 and December 31, 2023, the 2026 Senior Notes were recorded at carrying value in the condensed consolidated balance sheets, which approximated fair value. The 2026 Senior Notes were classified as Level 2, and based on unadjusted quoted prices in the active market obtained from third-party pricing services, the Company determined that the estimated fair value of the 2026 Senior Notes was $277.8 million and $256.6 million as of September 30, 2024 and December 31, 2023, respectively, and was primarily affected by fluctuations in market interest rates.

In March 2024, the Company entered into a privately negotiated agreement with certain holders of our 2026 Senior Notes, and for the nine months ended September 30, 2024, repurchased $13.0 million of principal of our outstanding 2026 Senior Notes at a discount to par value. In connection with the repurchase of our 2026 Senior Notes in March 2024, the Company received the 2024 Waiver from certain lenders of the Senior Secured Term Loan, which was used to reduce the scheduled quarterly amortization payments payable to those lenders by approximately $12.0 million. As a result of this repurchase of our 2026 Senior Notes, the Company recognized a gain on the early extinguishment of debt of approximately $0.6 million during the nine months ended September 30, 2024, which included the write-off of unamortized original issue discount and deferred financing costs. Additionally, for the three and nine months ended September 30, 2023, the Company recognized a gain on the early extinguishment of debt of approximately $3.3 million and $4.2 million, respectively, which included the write-off of unamortized original issue discount and deferred financing costs.

The unamortized original issue discount and deferred financing costs will be amortized over the remaining contractual life of the 2026 Senior Notes using the effective interest method. For the three and nine months ended September 30, 2024, the Company recognized interest expense of $4.1 million and $12.7 million, respectively, and for the nine months ended September 30, 2024 paid cash interest of $8.7 million. For the three and nine months ended September 30, 2023, the Company recognized interest expense of $4.9 million and $15.0 million, respectively, and paid cash interest of $0.6 million and $10.9 million, respectively. For the three and nine months ended September 30, 2024, the Company recognized amortization of original issue discount of $0.5 million and $1.5 million, respectively, and amortization of deferred financing costs of $0.4 million and $1.2 million, respectively. For the three and nine months ended September 30, 2023, the Company recognized amortization of original issue discount of $0.6 million and $1.8 million, respectively, and amortization of deferred financing costs of $0.4 million and $1.4 million, respectively. As of September 30, 2024, the effective interest rate on the 2026 Senior Notes was 7.3%.

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

Holders of the 2027 Notes will have the right to require us to repurchase up to approximately $100 million of the 2027 Notes at par on or after the date that is 91 days after the maturity date of the Senior Secured Term Loan.

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

The 2027 Notes are guaranteed by Gannett Holdings and all subsidiaries of the Company that guarantee the Senior Secured Term Loan. The 2027 Notes rank as senior secured debt of the Company and are secured by a second priority lien on the same collateral package that secures the indebtedness incurred in connection with the Senior Secured Term Loan.

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

The 2027 Notes have two components: (i) a debt component, and (ii) an equity component. As of September 30, 2024 and December 31, 2023, the debt component of the 2027 Notes was recorded at carrying value in the condensed consolidated balance sheets. The carrying value of the 2027 Notes reflected the balance of the unamortized discount related to the value of the conversion feature assessed at inception. As of September 30, 2024, the carrying value of the 2027 Notes did not approximate fair value. The 2027 Notes were classified as Level 2, and based on unadjusted quoted prices in the active market obtained from third-party pricing services, the Company determined that the estimated fair value of the 2027 Notes was $595.3 million and $395.6 million as of September 30, 2024 and December 31, 2023, respectively, and was primarily affected by fluctuations in market interest rates and the price of the Company's Common Stock. The fair value of the equity component was classified as Level 3 because it was measured at fair value using a binomial lattice model using assumptions based on market information and historical data, and significant unobservable inputs. As of September 30, 2024 and December 31, 2023, the amount of the conversion feature recorded in Additional paid-in capital was $279.6 million.

For the three and nine months ended September 30, 2024, the Company recognized interest expense of $7.3 million and $21.8 million, respectively, and for the nine months ended September 30, 2024 paid cash interest of $14.6 million. For the three and nine months ended September 30, 2023, the Company recognized interest expense of $7.3 million and $21.8 million, respectively, and for the nine months ended September 30, 2023 paid cash interest of $14.6 million. In addition, during the three and nine months ended September 30, 2024, the Company recognized amortization of the original issue discount of $3.8 million and $11.0 million, respectively, and an immaterial amount of amortization of deferred financing costs. For the three and nine months ended September 30, 2023, the Company recognized amortization of original issue discount of $3.4 million and $9.9 million, respectively, and an immaterial amount of amortization of deferred financing costs. As of September 30, 2024, the effective interest rate on the liability component of the 2027 Notes was 10.5%.

For the nine months ended September 30, 2024, no shares were issued upon conversion, exercise, or satisfaction of the required conditions. Refer to Note 10 — Supplemental equity and other information for details on the impact of the 2027 Notes to diluted earnings per share under the if-converted method.

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

Retirement plan costs include the following components:

	Pension benefits		Postretirement benefits
	Three months ended September 30,		Three months ended September 30,
In thousands	2024	2023	2024	2023
Operating expenses:
Service cost - benefits earned during the period	$288	$335	$9	$10
Non-operating expenses:
Interest cost on benefit obligations	20,501	21,248	530	486
Expected return on plan assets	(24,356)	(24,015)	—	—
Amortization of prior service cost (benefit)	18	18	(143)	(427)
Amortization of actuarial cost (benefit)	735	556	(478)	(795)
Total non-operating benefit	$(3,102)	$(2,193)	$(91)	$(736)
Total benefit for retirement plans	$(2,814)	$(1,858)	$(82)	$(726)

	Pension benefits		Postretirement benefits
	Nine months ended September 30,		Nine months ended September 30,
In thousands	2024	2023	2024	2023
Operating expenses:
Service cost - benefits earned during the period	$866	$1,005	$26	$30
Non-operating expenses:
Interest cost on benefit obligations	61,092	63,343	1,590	1,750
Expected return on plan assets	(72,509)	(71,497)	—	—
Amortization of prior service cost (benefit)	52	51	(427)	(427)
Amortization of actuarial cost (benefit)	2,160	1,640	(1,434)	(1,867)
Total non-operating benefit	$(9,205)	$(6,463)	$(271)	$(544)
Total benefit for retirement plans	$(8,339)	$(5,458)	$(245)	$(514)

Contributions

We are contractually obligated to contribute to our pension and postretirement benefit plans. During the nine months ended September 30, 2024, we contributed $7.8 million and $3.7 million to our pension and other postretirement plans, respectively. Beginning with the quarter ended December 31, 2022, and ending with the quarter ending September 30, 2024, the GR Plan's appointed actuary has and will certify the GR Plan's funded status for each quarter (the "Quarterly Certification") in accordance with U.S. GAAP. If the GR Plan is less than 100% funded, the Company will make a $1.0 million contribution to the GR Plan no later than 60 days following the receipt of the Quarterly Certification, provided, however, that the Company's obligation to make additional contractual contributions will terminate the earlier of (a) the day following the date that a contractual contribution would be due for the quarter ending September 30, 2024, and (b) the date the Company has made a total of $5.0 million of contractual contributions subsequent to June 30, 2022. As of September 30, 2024, the GR Plan was more than 100% funded.

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

As of September 30, 2024 and December 31, 2023, assets and liabilities recorded at fair value and measured on a recurring basis primarily consist of pension plan assets. As permitted by U.S. GAAP, we use net asset values ("NAV") as a practical expedient to determine the fair value of certain investments. These investments measured at NAV have not been classified in the fair value hierarchy.

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

NOTE 9 — Income taxes

The following table outlines our pre-tax net (loss) income and income tax amounts:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2024	2023	2024	2023
(Loss) income before income taxes	$(26,083)	$13,576	$(113,859)	$(4,850)
(Benefit) provision for income taxes	(6,429)	16,144	(23,154)	148
Effective tax rate	24.6%	118.9%	20.3%	(3.1)%

The (benefit) provision for income taxes is calculated by applying the projected annual effective tax rate for the year to the current period income or loss before tax plus the tax effect of any significant or unusual items (discrete events), and changes in tax laws.

The benefit for income taxes for the three months ended September 30, 2024, was mainly driven by the pre-tax book loss offset by the valuation allowances on non-deductible U.S. interest expense carryforwards, the global intangible low-taxed income inclusion and state tax expense. The benefit was calculated using an estimated annual effective tax rate of 0.9%. The estimated annual effective tax rate before discrete items is principally impacted by the global intangible low-taxed income inclusion, valuation allowances on non-deductible interest expense carryforwards, and foreign tax expense and was partially offset by the benefit of U.S. pre-tax book loss. The estimated annual effective tax rate is based on the projected tax expense for the full year.

The benefit for income taxes for the nine months ended September 30, 2024, was mainly driven by the release of uncertain tax position reserves related to an Internal Revenue Service ("IRS") audit, the release of foreign valuation allowances and the pre-tax book loss and was partially offset by the increase in valuation allowances on non-deductible U.S. interest expense carryforwards and other miscellaneous items.

The total amount of unrecognized tax benefits that, if recognized, may impact the effective tax rate was approximately $44.6 million and $52.6 million as of September 30, 2024 and December 31, 2023, respectively. The Company recognizes interest and penalties related to unrecognized tax benefit as a component of income tax expense. During the nine months ended September 30, 2024, the Company released approximately $11.1 million of the uncertain tax position reserves and approximately $4.7 million of interest and penalties related to an IRS audit in the second quarter of 2024. As of September 30, 2024 and December 31, 2023, the amount of accrued interest and penalties payable related to unrecognized tax benefits was $0.1 million and $4.6 million, respectively.

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

NOTE 10 — Supplemental equity and other information

Loss per share

The following table sets forth the information to compute basic and diluted loss per share:

	Three months ended September 30,		Nine months ended September 30,
In thousands, except per share data	2024	2023	2024	2023
Net loss attributable to Gannett	$(19,653)	$(2,566)	$(90,673)	$(4,899)

Basic weighted average shares outstanding	143,209	140,373	142,279	139,378
Diluted weighted average shares outstanding	143,209	140,373	142,279	139,378

Loss per share attributable to Gannett - basic	$(0.14)	$(0.02)	$(0.64)	$(0.04)
Loss per share attributable to Gannett - diluted	$(0.14)	$(0.02)	$(0.64)	$(0.04)
(a) Includes restricted stock awards ("RSAs"), restricted stock units ("RSUs") and performance stock units ("PSUs").

The Company excluded the following securities from the computation of diluted loss per share because their effect would have been antidilutive:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2024	2023	2024	2023
Warrants(a)	—	845	—	845
Stock options	6,068	6,068	6,068	6,068
Restricted stock grants(b)	7,139	8,779	7,139	8,779
2027 Notes(c)	97,057	97,057	97,057	97,057
(a)The warrants expired on November 26, 2023.
(b)Includes RSAs, RSUs and PSUs.
(c)Represents the total number of shares that would have been convertible for the three and nine months ended September 30, 2024 and 2023 as stipulated in the 2027 Notes Indenture.

The 2027 Notes may be converted at any time by the Holders into cash, shares of the Company's Common Stock or any combination of cash and Common Stock, at the Company's election. Conversion of all of the 2027 Notes into Common Stock (assuming the maximum increase in the conversion rate as a result of a Make-Whole Fundamental Change but no other adjustments to the conversion rate), would result in the issuance of an aggregate of 287.2 million shares of Common Stock. The Company has excluded approximately 190.1 million shares from the loss per share calculation, representing the difference between the total number of shares that would be convertible at September 30, 2024 and the total number of shares issuable assuming the maximum increase in the conversion rate.

Share-based compensation

Share-based compensation expense was $2.9 million and $9.2 million for the three and nine months ended September 30, 2024, respectively, and $3.9 million and $12.7 million for the three and nine months ended September 30, 2023, respectively, and is included in Selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss).

The total compensation cost not yet recognized related to non-vested awards as of September 30, 2024 was $18.8 million, and is expected to be recognized over a weighted-average period of 2.1 years through November 2026.

Equity awards

There were approximately 4 thousand and 0.3 million RSAs granted during the three and nine months ended September 30, 2024, respectively, and approximately 2.7 million RSUs granted during both the three and nine months ended September 30, 2024.

Cash awards

The Company grants certain employees either long-term cash awards ("LTCAs") or cash performance units ("CPUs"). During 2024, our LTCAs and CPUs were granted during the third quarter of 2024 and during 2023, our LTCAs and CPUs were granted during the first quarter. CPUs generally vest and pay out in cash on the third anniversary of the grant date based upon the achievement of threshold goals depending on actual performance against financial objectives over a three-year period. LTCAs generally vest and pay out in cash on the first, second and third anniversaries of the date of grant. As of September 30, 2024, there was approximately $16.8 million of unrecognized compensation expense related to cash awards.

Preferred stock

The Company has authorized 300,000 shares of preferred stock, par value $0.01 per share, issuable in one or more series designated by the Company's Board of Directors, none of which have been issued. There were no issuances of preferred stock during the nine months ended September 30, 2024.

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

During the nine months ended September 30, 2024, the Company did not repurchase any shares of Common Stock under the Stock Repurchase Program. As of September 30, 2024, the remaining authorized amount under the Stock Repurchase Program was approximately $96.9 million.

Accumulated other comprehensive loss

The following tables summarize the components of, and the changes in, Accumulated other comprehensive loss, net of tax:

	Nine months ended September 30, 2024			Nine months ended September 30, 2023
In thousands	Pension and postretirement benefit plans	Foreign currency translation	Total	Pension and postretirement benefit plans	Foreign currency translation	Total
Beginning balance	$(64,344)	$(1,197)	$(65,541)	$(86,351)	$(14,880)	$(101,231)
Other comprehensive (loss) income before reclassifications, net of taxes	(6,232)	12,917	6,685	21,080	4,835	25,915
Amounts reclassified from accumulated other comprehensive income (loss)(a)(b)	244	—	244	(457)	—	(457)
Net current period other comprehensive (loss) income, net of tax	(5,988)	12,917	6,929	20,623	4,835	25,458
Ending balance	$(70,332)	$11,720	$(58,612)	$(65,728)	$(10,045)	$(75,773)
(a)Amounts reclassified from accumulated other comprehensive income (loss) are included in the computation of net periodic benefit cost. See Note 7 — Pensions and other postretirement benefit plans.
(b)Amounts reclassified from accumulated other comprehensive income (loss) are recorded net of tax impacts of $107 thousand and $146 thousand for the nine months ended September 30, 2024 and 2023, respectively.

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

In addition to the reportable segments above, we have a Corporate and other category that includes activities not directly attributable to a specific reportable segment and includes broad corporate functions, including legal, human resources, accounting, analytics, finance, marketing and technology, as well as other general business costs.

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

	Three months ended September 30,		Nine months ended September 30,
In thousands	2024	2023	2024	2023
Revenues:
Domestic Gannett Media	$468,511	$508,505	$1,456,139	$1,566,636
Newsquest	59,548	59,035	180,998	175,802
Digital Marketing Solutions	119,929	121,919	360,772	357,525
Corporate and other	1,431	1,532	4,293	4,603
Intersegment Eliminations	(36,980)	(38,120)	(114,162)	(110,421)
Total revenues	612,439	652,871	1,888,040	1,994,145
Adjusted EBITDA:
Domestic Gannett Media	46,302	40,749	143,711	138,543
Newsquest	13,917	13,511	42,218	38,799
Digital Marketing Solutions	11,743	13,575	32,295	40,728
Corporate and other	(9,082)	(8,311)	(23,193)	(24,493)
Net loss attributable to noncontrolling interests	1	2	32	99
Interest expense	25,959	27,918	78,794	84,807
Loss (gain) on early extinguishment of debt	176	(2,717)	(354)	(3,213)
Non-operating pension income	(3,193)	(2,929)	(9,476)	(7,007)
Depreciation and amortization	40,398	40,644	116,954	124,126
Integration and reorganization costs (reversal)	17,307	(955)	54,963	18,459
Third-party debt expenses and acquisition costs(a)	247	370	673	828
Asset impairments	87	188	46,076	1,370
Loss (gain) on sale or disposal of assets, net	784	(23,334)	1,572	(40,869)
Share-based compensation expense	2,905	3,944	9,243	12,727
Other non-operating (income) expense, net	(2,979)	(397)	(3,771)	17
Non-recurring items	7,271	3,214	14,184	7,083
(Loss) income before income taxes	(26,083)	13,576	(113,859)	(4,850)
(Benefit) provision for income taxes	(6,429)	16,144	(23,154)	148
Net loss	(19,654)	(2,568)	(90,705)	(4,998)
Net loss attributable to noncontrolling interests	(1)	(2)	(32)	(99)
Net loss attributable to Gannett	$(19,653)	$(2,566)	$(90,673)	$(4,899)
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

The following table presents a reconciliation of cash, cash equivalents and restricted cash:

	September 30,
In thousands	2024	2023
Cash and cash equivalents	$101,801	$109,240
Restricted cash included in other current assets	311	488
Restricted cash included in pension and other assets	9,567	10,306
Total cash, cash equivalents and restricted cash	$111,679	$120,034

Supplemental cash flow information

The following table presents supplemental cash flow information, including non-cash investing and financing activities:

	Nine months ended September 30,
In thousands	2024	2023
Cash paid for taxes, net of refunds	$9,025	$5,534
Cash paid for interest	50,379	56,137
Non-cash investing and financing activities:
Accrued capital expenditures	$39,228	$2,416

Accounts payable and accrued liabilities

A breakout of Accounts payable and accrued liabilities is presented below:

In thousands	September 30, 2024	December 31, 2023
Accounts payable	$161,603	$142,215
Compensation	67,959	82,160
Taxes (primarily property, sales, and payroll taxes)	10,653	9,990
Benefits	20,104	19,422
Interest	16,669	5,617
Other	57,368	34,040
Accounts payable and accrued liabilities	$334,356	$293,444

NOTE 14 — Subsequent events

Debt refinancing

2029 Term Loan Facility

On October 15, 2024 (the "Closing Date"), the Company entered into an Amendment and Restatement Agreement (the "Amendment and Restatement Agreement") among the Company, as a guarantor, Gannett Holdings, as the Borrower (in such capacity, the “Borrower”), certain subsidiaries of the Borrower as guarantors, the lenders party thereto, Citibank, N.A., as the existing collateral agent and administrative agent for the lenders, and Apollo Administrative Agency LLC, as the successor collateral agent and administrative agent for the lenders, which amends and restates the Company's existing First Lien Credit Agreement dated as of October 15, 2021 (as amended, supplemented or otherwise modified from time to time prior to the Closing Date, the "Existing Credit Agreement"; the Existing Credit Agreement, as amended and restated by the Amendment and Restatement Agreement, the "Amended Credit Agreement") by and among the Company, as guarantor, the Borrower, certain subsidiaries of the Borrower as guarantors and Citibank, N.A., as administrative agent and collateral agent. The Amended Credit Agreement provides for a new $900.0 million first lien term loan facility (the "2029 Term Loan Facility"), which refinanced and replaced the Company's existing Senior Secured Term Loan. The 2029 Term Loan Facility is comprised of an initial term loan facility of $850.4 million, funded on the Closing Date (the "2029 Initial Draw Facility"), and a delayed draw term loan facility of $49.6 million (the "2029 Delayed Draw Facility"), which has been made available to the Borrower at its discretion from the Closing Date and for a period of six months thereafter, subject to certain terms and conditions. As of the Closing Date, the lenders under the Amended Credit Agreement consisted primarily of funds, accounts or other clients managed by Apollo Capital Management, L.P. or its affiliates (the "Apollo Funds"), with $40.4 million of loans being provided by investors that elected the Loan Option Consideration in the 2026 Senior Notes Exchange Offer (as defined below). Pursuant to the Amended Credit Agreement, Apollo Administrative Agency LLC was appointed as the successor administrative agent and the successor collateral agent to Citibank, N.A.

The 2029 Term Loan Facility bears interest at an annual rate equal, at the Borrower's option, to either (a) an alternate base rate (which shall not be less than 2.50% per annum) plus a margin equal to 4.00% per annum or (b) Adjusted Term SOFR (which shall be no less than 1.50%) plus a margin equal to 5.00% per annum. The 2029 Term Loan Facility will mature on October 15, 2029 and will be freely prepayable without penalty.

Proceeds from the 2029 Initial Draw Facility, funded on the Closing Date, were used on the Closing Date to prepay in full the Senior Secured Term Loan, to repurchase Gannett Holdings' 2026 Senior Notes that were tendered by the holders thereof on or prior to October 10, 2024 pursuant to the 2026 Senior Notes Exchange Offer and to repurchase the Company's 2027 Notes that were exchanged by the holders thereof on the Closing Date pursuant to the Convertible Notes Exchange (as defined below).

The proceeds of the 2029 Delayed Draw Facility may be used to redeem outstanding 2026 Senior Notes not tendered in the 2026 Senior Notes Exchange Offer in accordance with the terms of the indenture governing the 2026 Senior Notes (the "2026 Senior Notes Indenture") or to repurchase additional 2027 Notes.

2026 Senior Notes Exchange Offer and Consent Solicitation

On October 15, 2024, the Company and Gannett Holdings completed an offer to exchange (the "2026 Senior Notes Exchange Offer") any and all outstanding 2026 Senior Notes for, at the election of each holder of 2026 Senior Notes, either (a) (i) term loans under the 2029 Term Loan Facility and (ii) an upfront fee equal to 1.5% of such term loans (together with the term loans, the "Loan Option Consideration"); or (b) cash (the "Cash Option Consideration").

Pursuant to the 2026 Senior Notes Exchange Offer, $274.7 million in aggregate principal amount of the 2026 Senior Notes were tendered and accepted for exchange and subsequently canceled. 2026 Senior Notes in an aggregate principal amount of $40.4 million were exchanged for the Loan Option Consideration and 2026 Senior Notes in an aggregate principal amount of $234.3 million were exchanged for the Cash Option Consideration. Pursuant to the 2026 Senior Notes Exchange Offer, the Company paid aggregate cash consideration of $234.9 million (including the Cash Option Consideration and the upfront fee included in the Loan Option Consideration).

Following the completion of the 2026 Senior Notes Exchange Offer, the Company had outstanding $3.9 million aggregate principal amount of 2026 Senior Notes.

Concurrently with the completion of the 2026 Senior Notes Exchange Offer, the Company and Gannett Holdings completed their solicitation of consents to (i) eliminate substantially all of the restrictive covenants contained in the 2026 Senior Notes Indenture, (ii) eliminate certain of the default provisions contained in the 2026 Senior Notes Indenture and (iii) amend certain related provisions to conform with such eliminations (collectively, the "2026 Senior Notes Proposed Amendments") and received the requisite number of consents to adopt the 2026 Senior Notes Proposed Amendments. On October 15, 2024, the Company, Gannett Holdings and the guarantors under the 2026 Senior Notes Indenture entered into a supplemental indenture to implement the 2026 Senior Notes Proposed Amendments.

Convertible Notes Exchange Transactions

On October 15, 2024, the Company completed privately negotiated transactions with certain holders of 2027 Notes pursuant to which it (i) repurchased a total of $223.6 million in aggregate principal amount of 2027 Notes for cash at a rate of $1,110 per $1,000 principal amount of 2027 Notes, for aggregate cash consideration of $248.2 million and (ii) exchanged a total of $223.6 million in aggregate principal amount of 2027 Notes for new 6.000% Senior Secured Convertible Notes due 2031 (the "2031 Notes" and such repurchase and exchange, collectively, the "Convertible Notes Exchange").

Additionally, on October 15, 2024, the Company issued and sold $110,000 in aggregate principal amount of 2031 Notes in a privately negotiated transaction (the "2031 Notes Sale").

The 2031 Notes were issued pursuant to an indenture, dated as of October 15, 2024, among the Company, the guarantors party thereto, U.S. Bank Trust Company, National Association, as trustee, and Alter Domus Products Corp, as collateral agent. Following the completion of the Convertible Notes Exchange and the 2031 Notes Sale, the Company had outstanding $38.1 million aggregate principal amount of 2027 Notes and $223.7 million aggregate principal amount of 2031 Notes.

Concurrently with the Convertible Notes Exchange, the Company and the guarantors party thereto entered into a supplemental indenture to the indenture governing the 2027 Notes, dated as of November 17, 2020 (the "2027 Notes Indenture") pursuant to which (i) substantially all of the restrictive covenants contained in the 2027 Notes Indenture were eliminated, (ii) certain of the default provisions contained in the 2027 Notes Indenture were eliminated and (iii) certain related provisions were amended to conform with such eliminations.

We refer to the borrowing of term loans under the 2029 Term Loan Facility, the prepayment of the Senior Secured Term Loan, the exchange of 2026 Senior Notes for cash and term loans under the 2029 Term Loan Facility pursuant to the 2026

Senior Notes Exchange Offer and the Convertible Notes Exchange as the "Refinancing Transactions." Following the closing of the Refinancing Transactions, as of October 15, 2024, total debt outstanding was $1.1 billion, which included the (i) $850.4 million of 2029 Term Loan Facility, (ii) $3.9 million of 2026 Senior Notes (iii) $38.1 million of 2027 Notes, and (iv) $223.7 million of 2031 Notes. As of such date, $49.6 million was available for borrowing under the 2029 Delayed Draw Facility.

As a result of the Refinancing Transactions, we estimate that we will recognize pre-tax net gains on the early extinguishment of the Senior Secured Term Loan, the 2026 Senior Notes that were exchanged pursuant to the 2026 Senior Notes Exchange Offer and the 2027 Notes that were exchanged pursuant to the Convertible Notes Exchange in the aggregate of approximately $50 million, as well as other fees of approximately $10 million during the fourth quarter of 2024.

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

Through USA TODAY, our network of local properties, and Newsquest, we deliver high-quality, trusted content with a commitment to balanced, unbiased journalism, where and when consumers want to engage. We have strong relationships with hundreds of thousands of local and national businesses in both our U.S. and U.K. markets due to our large local and national sales forces and a robust advertising and digital marketing solutions product suite. Our strategy prioritizes maximizing the monetization of our audience through the growth of increasingly diverse and highly recurring digital businesses. We expect the execution of this strategy to enable us to continue our evolution to a predominantly digital media company. We deliver value to our customers, advertisers, partners, and shareholders with essential content, joyful experiences, and relevant digital solutions.

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
•We rely on third-party platforms from large technology companies, particularly search engines, social media platforms, and emerging technologies. These platforms exert significant control over the visibility and ranking of our content, and their actions can adversely impact traffic, engagement, and revenues. Additionally, these companies can influence both the type of media we acquire and its associated costs. We continue to adapt by diversifying our digital strategies and optimizing content distribution to mitigate these impacts.
•Data privacy standards continue to evolve and implementation of standards may result in incremental costs.
•The application of artificial intelligence ("AI") and the rapid rate of change within the AI ecosystem is increasing the pace of change in the media sector.

Recent Developments
Debt refinancing

2029 Term Loan Facility

On October 15, 2024 (the "Closing Date"), we entered into an Amendment and Restatement Agreement (the "Amendment and Restatement Agreement") among the Company, as a guarantor, Gannett Holdings, as the Borrower (in such capacity, the “Borrower”), certain subsidiaries of the Borrower as guarantors, the lenders party thereto, Citibank, N.A., as the existing collateral agent and administrative agent for the lenders, and Apollo Administrative Agency LLC, as the successor collateral agent and administrative agent for the lenders, which amends and restates the Company's existing First Lien Credit Agreement dated as of October 15, 2021 (as amended, supplemented or otherwise modified from time to time prior to the Closing Date, the "Existing Credit Agreement"; the Existing Credit Agreement, as amended and restated by the Amendment and Restatement Agreement, the "Amended Credit Agreement") by and among the Company, as guarantor, the Borrower, certain subsidiaries of the Borrower as guarantors and Citibank, N.A., as administrative agent and collateral agent. The Amended Credit Agreement provides for a new $900.0 million first lien term loan facility (the "2029 Term Loan Facility"), which refinanced and replaced our existing Senior Secured Term Loan. The 2029 Term Loan Facility is comprised of an initial term loan facility of $850.4 million, funded on the Closing Date (the "2029 Initial Draw Facility"), and a delayed draw term loan facility of $49.6 million (the "2029 Delayed Draw Facility"), which has been made available to the Borrower at its discretion from the Closing Date and for a period of six months thereafter, subject to certain terms and conditions. As of the Closing Date, the lenders under the Amended Credit Agreement consisted primarily of funds, accounts or other clients managed by Apollo Capital Management, L.P. or its affiliates (the "Apollo Funds"), with $40.4 million of loans being provided by investors that elected the Loan Option Consideration in the 2026 Senior Notes Exchange Offer (as defined below). Pursuant to the Amended Credit Agreement, Apollo Administrative Agency LLC was appointed as the successor administrative agent and the successor collateral agent to Citibank, N.A.

The 2029 Term Loan Facility bears interest at an annual rate equal, at the Borrower's option, to either (a) an alternate base rate (which shall not be less than 2.50% per annum) plus a margin equal to 4.00% per annum or (b) Adjusted Term SOFR (which shall be no less than 1.50%) plus a margin equal to 5.00% per annum. The 2029 Term Loan Facility will mature on October 15, 2029 and will be freely prepayable without penalty.

Proceeds from the 2029 Initial Draw Facility, funded on the Closing Date, were used on the Closing Date to prepay in full the Senior Secured Term Loan, to repurchase Gannett Holdings' 2026 Senior Notes that were tendered by the holders thereof on or prior to October 10, 2024 pursuant to the 2026 Senior Notes Exchange Offer and to repurchase our 2027 Notes that were exchanged by the holders thereof on the Closing Date pursuant to the Convertible Notes Exchange (as defined below).

The proceeds of the 2029 Delayed Draw Facility may be used to redeem outstanding 2026 Senior Notes not tendered in the 2026 Senior Notes Exchange Offer in accordance with the terms of the indenture governing the 2026 Senior Notes (the "2026 Senior Notes Indenture") or to repurchase additional 2027 Notes.

2026 Senior Notes Exchange Offer and Consent Solicitation

On October 15, 2024, we and Gannett Holdings completed an offer to exchange (the "2026 Senior Notes Exchange Offer") any and all outstanding 2026 Senior Notes for, at the election of each holder of 2026 Senior Notes, either (a) (i) term loans under the 2029 Term Loan Facility and (ii) an upfront fee equal to 1.5% of such term loans (together with the term loans, the "Loan Option Consideration"); or (b) cash (the "Cash Option Consideration").

Pursuant to the 2026 Senior Notes Exchange Offer, $274.7 million in aggregate principal amount of the 2026 Senior Notes were tendered and accepted for exchange and subsequently canceled. 2026 Senior Notes in an aggregate principal amount of $40.4 million were exchanged for the Loan Option Consideration and 2026 Senior Notes in an aggregate principal amount of $234.3 million were exchanged for the Cash Option Consideration. Pursuant to the 2026 Senior Notes Exchange Offer, we paid aggregate cash consideration of $234.9 million (including the Cash Option Consideration and the upfront fee included in the Loan Option Consideration).

Following the completion of the 2026 Senior Notes Exchange Offer, we had outstanding $3.9 million aggregate principal amount of 2026 Senior Notes.

Concurrently with the completion of the 2026 Senior Notes Exchange Offer, we and Gannett Holdings completed their solicitation of consents to (i) eliminate substantially all of the restrictive covenants contained in the 2026 Senior Notes Indenture, (ii) eliminate certain of the default provisions contained in the 2026 Senior Notes Indenture and (iii) amend certain related provisions to conform with such eliminations (collectively, the "2026 Senior Notes Proposed Amendments") and received the requisite number of consents to adopt the 2026 Senior Notes Proposed Amendments. On October 15, 2024, the Company, Gannett Holdings and the guarantors under the 2026 Senior Notes Indenture entered into a supplemental indenture to implement the 2026 Senior Notes Proposed Amendments.

Convertible Notes Exchange Transactions

On October 15, 2024, we completed privately negotiated transactions with certain holders of 2027 Notes pursuant to which we (i) repurchased a total of $223.6 million in aggregate principal amount of 2027 Notes for cash at a rate of $1,110 per $1,000 principal amount of 2027 Notes, for aggregate cash consideration of $248.2 million and (ii) exchanged a total of $223.6 million in aggregate principal amount of 2027 Notes for new 6.000% Senior Secured Convertible Notes due 2031 (the "2031 Notes" and such repurchase and exchange, collectively, the "Convertible Notes Exchange").

Additionally, on October 15, 2024, we issued and sold $110,000 in aggregate principal amount of 2031 Notes in a privately negotiated transaction (the "2031 Notes Sale").

The 2031 Notes were issued pursuant to an indenture, dated as of October 15, 2024, among the Company, the guarantors party thereto, U.S. Bank Trust Company, National Association, as trustee, and Alter Domus Products Corp, as collateral agent. Following the completion of the Convertible Notes Exchange and the 2031 Notes Sale, we had outstanding $38.1 million aggregate principal amount of 2027 Notes and $223.7 million aggregate principal amount of 2031 Notes.

Concurrently with the Convertible Notes Exchange, the Company and the guarantors party thereto entered into a supplemental indenture to the indenture governing the 2027 Notes, dated as of November 17, 2020 (the "2027 Notes Indenture") pursuant to which (i) substantially all of the restrictive covenants contained in the 2027 Notes Indenture were eliminated, (ii) certain of the default provisions contained in the 2027 Notes Indenture were eliminated and (iii) certain related provisions were amended to conform with such eliminations.

Please see the disclosure below under "Liquidity and Capital Resources - Debt refinancing" and Note 14 — Subsequent events for further information regarding the debt refinancing.

Certain Matters Affecting Comparability

The following items affect period-over-period comparisons and will continue to affect period-over-period comparisons for future results:

Asset impairments

For the three and nine months ended September 30, 2024, we recorded impairment charges of approximately $0.1 million and $46.1 million, respectively. For the nine months ended September 30, 2024, the asset impairment was primarily due to the impairment charge of approximately $46.0 million related to the McLean, Virginia operating lease right-of-use asset and the associated leasehold improvements.

For the three and nine months ended September 30, 2023, we recorded impairment charges of approximately $0.2 million and $1.4 million, respectively, related to our continued plan to monetize non-strategic assets.

Loss (gain) on sale or disposal of assets, net

For the three and nine months ended September 30, 2024, we recognized a net loss on the sale of assets of $0.8 million and

$1.6 million, respectively, primarily related to net losses of $1.0 million and $2.2 million, respectively, at the Domestic Gannett Media segment, partially offset by net gains of $0.4 million and $0.9 million, respectively, at the Newsquest segment as part of our continued plan to monetize non-strategic assets.

For the three and nine months ended September 30, 2023, we recognized net gains on the sale of assets of $23.3 million and $40.9 million, respectively, primarily related to net gains of $23.4 million and $39.6 million, respectively, at the Domestic Gannett Media segment, mainly due to the sale of a production facility as part of our plan to monetize non-strategic assets, and for the nine months ended September 30, 2023, we recognized a net gain on the sale of intellectual property of $1.4 million at our Corporate and other category.

Integration and reorganization costs (reversal)

For the three and nine months ended September 30, 2024, we incurred Integration and reorganization costs of $17.3 million and $55.0 million, respectively, including $4.4 million and $14.1 million, respectively, related to severance activities and $12.9 million and $40.9 million, respectively, related to other reorganization-related costs. For the three and nine months ended September 30, 2024, other reorganization-related costs included $10.0 million and $19.9 million, respectively, related to withdrawal liabilities which were expensed as a result of ceasing contributions to multiemployer pension plans, as well as costs for consolidating operations, and for the nine months ended September 30, 2024 also included $9.7 million expensed as of the cease-use date related to certain licensed content.

For the three and nine months ended September 30, 2023, we incurred Integration and reorganization costs, including $1.5 million and $14.3 million, respectively, related to severance activities and $1.9 million and $10.6 million, respectively, related to other reorganization-related costs, including costs for consolidating operations, primarily related to systems implementation and the outsourcing of corporate functions. In addition, for the three and nine months ended September 30, 2023, other reorganization-related costs were offset by the reversal of withdrawal liabilities related to multiemployer pension plans of $4.3 million and $6.4 million, respectively, based on settlement of the withdrawal liability.

Foreign currency

Our U.K. media operations are conducted through our Newsquest subsidiary. In addition, we have foreign operations in regions such as Canada, Australia, New Zealand and India. Earnings from operations in foreign regions are translated into U.S. dollars at average exchange rates prevailing during the period, and assets and liabilities are translated at exchange rates in effect at the balance sheet date. Currency translation fluctuations may impact revenue, expense, and operating income results for our international operations. For example, our international revenues are favorably impacted as the U.S. dollar weakens relative to other foreign currencies, and unfavorably impacted as the U.S. dollar strengthens relative to other foreign currencies. Foreign currency exchange rate fluctuations positively impacted our revenues and profitability during the three and nine months ended September 30, 2024.

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

Expand reach with our customer segments

Key to our ongoing growth is expanding our base – whether clients in our DMS segment or audience in our Domestic Gannett Media and Newsquest segments – and optimizing our revenue streams across this growing base. For both the Domestic Gannett Media and Newsquest segments, this includes content expansion and establishing a seamless print to digital continuum to introduce clients, readers, viewers, and listeners to a broader range of products we offer. For the DMS segment, expanding our client base and core revenue is anticipated to be supplemented by the development of a complementary software model.

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

Foundational commitment to environmental, social, and governance matters that impact our customers and communities

We will continue our environmental, social and governance ("ESG") journey that is rooted in our strategic mission to empower our communities to thrive and put our customers at the center of everything we do. We support that mission with clearly defined values that aim to influence not only what we do, but how we do it, with one of the core pillars focusing on our ongoing commitments to inclusion, diversity, and equity ("ID&E"). From our internal efforts around recruiting, development and retention, to our external efforts to provide high quality products and excellent customer service, we believe our strategic focus will benefit from our continued commitment to building upon our culture and community values.

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

We are exposed to potential increases in interest rates associated with our Senior Secured Term Loan, which accounted for approximately 28% and 31% of our outstanding debt as of September 30, 2024 and December 31, 2023, respectively, as well as fluctuations in foreign currency exchange rates, primarily related to our operations in the U.K. We expect continued uncertainty and volatility in the U.S. and global economies, which will continue to impact our business.

Seasonality

We experience seasonality in our revenues. The Domestic Gannett Media segment typically witnesses the greatest impact from seasonality in the third quarter, primarily attributed to reduced population in seasonal markets and decreased holiday related spending. The DMS segment generally experiences the greatest impact from seasonality in the first half of the fiscal year, which can be attributed to the advertising needs of specific verticals, which are generally lower in the first half of the year.

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

The well-being of our employees is of paramount importance to us, and we are committed to maintaining a corporate culture that conducts business in a responsible and ethical manner that includes promoting, protecting and supporting human rights across our operations and throughout our entire organization, which is why we have adopted a company-wide Human Rights Policy. This policy expands upon an existing policy enacted by our U.K. operations. Our Human Rights Policy covers areas such as our commitment to diversity and inclusion, a safe and healthy workplace, our communities and stakeholders, and freedom of association and collective bargaining, which helps ensure our employees' right to form and choose whether to join a labor union without fear of reprisal, intimidation, or harassment. The Human Rights Policy also reflects our commitment to bargaining in good faith with chosen representatives of such groups in accordance with applicable laws.

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

RESULTS OF OPERATIONS

Consolidated Summary

A summary of our consolidated results is presented below:

	Three months ended September 30,				Nine months ended September 30,
In thousands, except per share amounts			Change				Change
	2024	2023	$	%	2024	2023	$	%
Revenues:
Digital advertising	$84,742	$80,758	$3,984	5%	$253,673	$242,464	$11,209	5%
Digital marketing services(a)	119,576	121,891	(2,315)	(2)%	359,303	357,113	2,190	1%
Digital-only subscription	50,055	40,039	10,016	25%	139,816	113,726	26,090	23%
Digital other	23,013	20,956	2,057	10%	70,471	59,922	10,549	18%
Digital	277,386	263,644	13,742	5%	823,263	773,225	50,038	6%

Print advertising	123,929	137,154	(13,225)	(10)%	397,509	434,383	(36,874)	(8)%
Print circulation	157,295	187,065	(29,770)	(16)%	493,941	588,275	(94,334)	(16)%
Commercial and other(b)	53,829	65,008	(11,179)	(17)%	173,327	198,262	(24,935)	(13)%
Print and commercial	335,053	389,227	(54,174)	(14)%	1,064,777	1,220,920	(156,143)	(13)%

Total revenues	612,439	652,871	(40,432)	(6)%	1,888,040	1,994,145	(106,105)	(5)%

Total operating expenses(a)	618,462	617,930	532	—%	1,936,983	1,925,732	11,251	1%
Operating (loss) income	(6,023)	34,941	(40,964)	***	(48,943)	68,413	(117,356)	***
Non-operating expenses	20,060	21,365	(1,305)	(6)%	64,916	73,263	(8,347)	(11)%
(Loss) income before income taxes	(26,083)	13,576	(39,659)	***	(113,859)	(4,850)	(109,009)	***
(Benefit) provision for income taxes	(6,429)	16,144	(22,573)	***	(23,154)	148	(23,302)	***
Net loss	(19,654)	(2,568)	(17,086)	***	(90,705)	(4,998)	(85,707)	***
Net loss attributable to noncontrolling interests	(1)	(2)	1	(50)%	(32)	(99)	67	(68)%
Net loss attributable to Gannett	$(19,653)	$(2,566)	$(17,087)	***	$(90,673)	$(4,899)	$(85,774)	***

Loss per share attributable to Gannett - basic	$(0.14)	$(0.02)	$(0.12)	***	$(0.64)	$(0.04)	$(0.60)	***
Loss per share attributable to Gannett - diluted	$(0.14)	$(0.02)	$(0.12)	***	$(0.64)	$(0.04)	$(0.60)	***
*** Indicates an absolute value percentage change greater than 100.
(a)    Amounts are net of intersegment eliminations of $37.0 million and $38.1 million for the three months ended September 30, 2024 and 2023, respectively, and $114.2 million and $110.4 million for the nine months ended September 30, 2024 and 2023, respectively. Intersegment eliminations represent digital marketing services revenues and expenses associated with products sold by sales teams in our Domestic Gannett Media and Newsquest segments but fulfilled by our DMS segment. When discussing segment results, these revenues and expenses are presented gross but are eliminated in consolidation.
(b)    Included Commercial printing and delivery revenues of $35.4 million and $44.4 million for the three months ended September 30, 2024 and 2023, respectively, and $118.3 million and $142.4 million for the nine months ended September 30, 2024 and 2023, respectively.

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

Non-operating expenses (income)

Interest expense: For the three and nine months ended September 30, 2024, Interest expense was $26.0 million and $78.8 million, respectively, compared to $27.9 million and $84.8 million for the three and nine months ended September 30, 2023, respectively. For the three and nine months ended September 30, 2024, interest expense decreased compared to the three and nine months ended September 30, 2023, primarily due to a lower debt balance, mainly driven by quarterly amortization payments and required prepayments on our Senior Secured Term Loan and repurchases of our 2026 Senior Notes, partially offset by an increase in interest rates on the Senior Secured Term Loan.

Loss (gain) on early extinguishment of debt: For the three months ended September 30, 2024, we recognized a net loss on the early extinguishment of debt of $0.2 million related to refinancing activities associated with our Senior Secured Term Loan and, for the nine months ended September 30, 2024, we recognized a net gain of $0.4 million related to refinancing activities associated with both our 2026 Senior Notes and Senior Secured Term Loan. For the three and nine months ended September 30, 2023, we recognized net gains of $2.7 million and $3.2 million, respectively, related to refinancing activities associated with our 2026 Senior Notes and Senior Secured Term Loan.

Non-operating pension income: For the three and nine months ended September 30, 2024, Non-operating pension income was $3.2 million and $9.5 million, respectively, compared to $2.9 million and $7.0 million for the three and nine months ended September 30, 2023, respectively. The increase in Non-operating pension income for the three and nine months ended September 30, 2024, compared to the same periods in 2023, was primarily due to the decrease in the discount rate, partially offset by a decline in the projected benefit obligation.

(Benefit) provision for income taxes

The following table outlines our pre-tax net income (loss) before income taxes and income tax accounts:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2024	2023	2024	2023
(Loss) income before income taxes	$(26,083)	$13,576	$(113,859)	$(4,850)
(Benefit) provision for income taxes	(6,429)	16,144	(23,154)	148
Effective tax rate	24.6%	118.9%	20.3%	(3.1)%

The (benefit) provision for income taxes is calculated by applying the projected annual effective tax rate for the year to the current period income or loss before tax plus the tax effect of any significant or unusual items (discrete events), and changes in tax laws.

The benefit for income taxes for the three months ended September 30, 2024, was mainly driven by the pre-tax book loss offset by the valuation allowances on non-deductible U.S. interest expense carryforwards, the global intangible low-taxed income inclusion and state tax expense. The benefit was calculated using an estimated annual effective tax rate of 0.9%. The estimated annual effective tax rate before discrete items is principally impacted by the global intangible low-taxed income inclusion, valuation allowances on non-deductible interest expense carryforwards, and foreign tax expense and was partially offset by the benefit of U.S. pre-tax book loss. The estimated annual effective tax rate is based on the projected tax expense for the full year.

The benefit for income taxes for the nine months ended September 30, 2024, was mainly driven by the release of uncertain tax position reserves related to an Internal Revenue Service audit, the release of foreign valuation allowances and the pre-tax book loss and was partially offset by the increase in valuation allowances on non-deductible U.S. interest expense carryforwards and other miscellaneous items.

The provision for income taxes for the three months ended September 30, 2023, was mainly driven by an increase in the estimated annual effective tax rate applied to the full year resulting from a decrease in the net income before tax projections used in the third quarter of 2023, the change in valuation allowances on non-deductible U.S. interest expense carryforwards, and the global intangible low-taxed income inclusion. The provision was calculated using the estimated annual effective tax rate of 159.4%.

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

Net loss attributable to Gannett and diluted loss per share attributable to Gannett

For the three months ended September 30, 2024, Net loss attributable to Gannett and diluted loss per share attributable to Gannett were $19.7 million and $0.14, respectively, compared to Net loss attributable to Gannett and diluted loss per share attributable to Gannett of $2.6 million and $0.02, respectively, for the three months ended September 30, 2023. For the nine months ended September 30, 2024, Net loss attributable to Gannett and diluted loss per share attributable to Gannett were $90.7 million and $0.64, respectively, compared to Net loss attributable to Gannett and diluted loss per share attributable to Gannett of $4.9 million and $0.04, respectively, for the nine months ended September 30, 2023. The change for the three and nine months ended September 30, 2024, compared to the same periods in the prior year reflects the various items discussed above.

Segment Results

Domestic Gannett Media segment

A summary of our Domestic Gannett Media segment results is presented below:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2024	2023	$	%	2024	2023	$	%
Revenues:
Digital	$172,831	$159,217	$13,614	9%	$512,521	$465,556	$46,965	10%
Print and commercial	295,680	349,288	(53,608)	(15)%	943,618	1,101,080	(157,462)	(14)%
Total revenues	468,511	508,505	(39,994)	(8)%	1,456,139	1,566,636	(110,497)	(7)%
Operating expenses:
Operating costs	292,806	332,447	(39,641)	(12)%	918,241	1,024,763	(106,522)	(10)%
Selling, general and administrative expenses	129,219	135,836	(6,617)	(5)%	394,573	404,799	(10,226)	(3)%
Depreciation and amortization	23,872	27,099	(3,227)	(12)%	73,058	86,480	(13,422)	(16)%
Integration and reorganization costs (reversal)	13,362	(3,649)	17,011	***	42,944	2,334	40,610	***
Asset impairments	87	188	(101)	(54)%	87	1,370	(1,283)	(94)%
Loss (gain) on sale or disposal of assets, net	1,032	(23,446)	24,478	***	2,169	(39,640)	41,809	***
Other operating (income) expenses	(29)	139	(168)	***	(119)	139	(258)	***
Total operating expenses	460,349	468,614	(8,265)	(2)%	1,430,953	1,480,245	(49,292)	(3)%
Operating income	$8,162	$39,891	$(31,729)	(80)%	$25,186	$86,391	$(61,205)	(71)%
*** Indicates an absolute value percentage change greater than 100.

Revenues

The following table provides the breakout of Revenues by category:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2024	2023	$	%	2024	2023	$	%
Digital advertising	$71,224	$67,958	$3,266	5%	$213,087	$204,807	$8,280	4%
Digital marketing services	34,712	35,809	(1,097)	(3)%	106,765	103,231	3,534	3%
Digital-only subscription	48,111	38,677	9,434	24%	134,644	109,956	24,688	22%
Digital other	18,784	16,773	2,011	12%	58,025	47,562	10,463	22%
Digital	172,831	159,217	13,614	9%	512,521	465,556	46,965	10%

Print advertising	105,885	118,247	(12,362)	(10)%	340,504	377,735	(37,231)	(10)%
Print circulation	140,436	169,784	(29,348)	(17)%	443,372	536,551	(93,179)	(17)%
Commercial and other(a)	49,359	61,257	(11,898)	(19)%	159,742	186,794	(27,052)	(14)%
Print and commercial	295,680	349,288	(53,608)	(15)%	943,618	1,101,080	(157,462)	(14)%

Total revenues	$468,511	$508,505	$(39,994)	(8)%	$1,456,139	$1,566,636	$(110,497)	(7)%
(a) Included Commercial printing and delivery revenues of $32.9 million and $42.6 million for the three months ended September 30, 2024 and 2023, respectively, and $110.7 million and $136.8 million for the nine months ended September 30, 2024 and 2023, respectively.

For the three and nine months ended September 30, 2024, Digital advertising revenues increased compared to the three and nine months ended September 30, 2023, primarily due to an increase in national revenues, including sponsored link and programmatic revenue, as well as higher spend on automotive advertisements, partially offset by a decrease in local revenues and lower spend on employment and obituary notifications.

For the three months ended September 30, 2024, Digital marketing services revenues decreased compared to the three months ended September 30, 2023, due to a decrease in client count, offset for the nine months ended September 30, 2024 compared to the prior period, due to an increase in client spend.

For the three and nine months ended September 30, 2024, Digital-only subscription revenues increased compared to the three and nine months ended September 30, 2023, primarily driven by an increase in digital-only subscription average revenue per user ("Digital-only ARPU") of 21% and 22%, respectively, mainly due to higher rates. Refer to "Key Performance Indicators" below for further discussion of Digital-only ARPU.

For the three and nine months ended September 30, 2024, Digital other revenues increased compared to the three and nine months ended September 30, 2023, primarily due to an increase in affiliate and syndication revenues, partially offset by the absences of revenues associated with non-core products which were sunset.

For the three and nine months ended September 30, 2024, Print advertising revenues decreased compared to the three and nine months ended September 30, 2023, primarily due to a decrease in local and national print advertisements and lower advertiser inserts, mainly due to a reduction in spend from customers driven by macroeconomic factors, and lower spend on classified advertisements, mainly associated with obituary notifications and real estate advertisements.

For the three and nine months ended September 30, 2024, Print circulation revenues decreased compared to the three and nine months ended September 30, 2023, due to a decline in home delivery and single copy as a result of a reduction in the volume of subscribers, partially offset by higher rates on home delivery and single copy.

For the three and nine months ended September 30, 2024, Commercial and other revenues decreased compared to the three and nine months ended September 30, 2023, primarily due to a decrease in commercial print and delivery revenues, driven by the decline in production volume, including the impact of a business divested in the third quarter and facility closures as well as a decrease in the price of newsprint, and a decrease in event revenues, mainly driven by a decrease in ticket sales due to fewer events.

Operating expenses

The following table provides the breakout of Operating costs for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2024	2023	$	%	2024	2023	$	%
Newsprint and ink	$16,566	$21,688	$(5,122)	(24)%	$51,985	$78,056	$(26,071)	(33)%
Distribution	66,660	79,587	(12,927)	(16)%	210,426	246,508	(36,082)	(15)%
Compensation and benefits	93,436	97,358	(3,922)	(4)%	282,996	295,243	(12,247)	(4)%
Outside services	70,458	79,951	(9,493)	(12)%	230,517	241,745	(11,228)	(5)%
Other	45,686	53,863	(8,177)	(15)%	142,317	163,211	(20,894)	(13)%
Total operating costs	$292,806	$332,447	$(39,641)	(12)%	$918,241	$1,024,763	$(106,522)	(10)%

For the three and nine months ended September 30, 2024, Newsprint and ink costs decreased compared to the three and nine months ended September 30, 2023, primarily due to lower volume due to the decline in revenues, as well as a decrease in the cost of newsprint of approximately $2.5 million and $11.6 million, respectively.

For the three and nine months ended September 30, 2024, Distribution costs decreased compared to the three and nine months ended September 30, 2023, primarily due to a decrease of approximately $15.4 million and $42.4 million, respectively, associated with lower home delivery and single copy revenues, and the conversion to mail and route optimization, partially offset by an increase in postage costs of approximately $2.4 million and $6.3 million, respectively, mainly due to conversion to mail delivery in multiple markets, as well as higher postage costs.

For the three and nine months ended September 30, 2024, Compensation and benefits costs decreased compared to the three and nine months ended September 30, 2023, primarily due to a decrease in headcount tied to ongoing cost control initiatives, including facility closures and conversion to mail delivery in multiple markets, partially offset by higher wages.

For the three and nine months ended September 30, 2024, Outside services costs, which includes professional services fulfilled by third parties, media fees and other digital costs, and paid search and ad serving services, decreased compared to the three and nine months ended September 30, 2023, primarily due to a decrease in news and editorial expenses of $4.3 million and $8.0 million, respectively, mainly due to the cease-use of certain licensed content, a decrease in event related expenses of approximately $4.2 million and $4.3 million, respectively, mainly due to the decline in revenues, and a decrease in third-party media fees of approximately $2.7 million and $0.5 million, respectively, partially offset by an increase in outside printing costs of $2.0 million and $3.6 million, respectively.

For the three and nine months ended September 30, 2024, Other costs decreased compared to the three and nine months ended September 30, 2023, primarily due to lower facility related expenses of approximately $4.7 million and $12.3 million, respectively, mainly associated with real estate sales and facility consolidations, as well as lower miscellaneous expenses of approximately $3.4 million and $11.4 million, respectively, mainly related to lower technology costs. In addition, for the nine months ended September 30, 2024, this decrease was partially offset by higher promotion costs of approximately $2.8 million.

The following table provides the breakout of Selling, general and administrative expenses for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2024	2023	$	%	2024	2023	$	%
Compensation and benefits	$62,935	$63,807	$(872)	(1)%	$189,738	$189,319	$419	—%
Outside services and other	66,284	72,029	(5,745)	(8)%	204,835	215,480	(10,645)	(5)%
Total selling, general and administrative expenses	$129,219	$135,836	$(6,617)	(5)%	$394,573	$404,799	$(10,226)	(3)%

For the three and nine months ended September 30, 2024, Outside services and other costs, which include services fulfilled by third parties, decreased compared to the three and nine months ended September 30, 2023, primarily due to lower miscellaneous expenses of approximately $3.5 million and $6.9 million, respectively, including lower product and finance costs, partially offset by higher promotion and technology costs, and lower bad debt expense of approximately $2.2 million and $3.7 million, respectively.

For the three and nine months ended September 30, 2024, Depreciation and amortization expense decreased compared to the three and nine months ended September 30, 2023, reflecting the impact of fewer print facilities in 2024 compared to 2023.

For the three and nine months ended September 30, 2024, Integration and reorganization costs increased compared to the three and nine months ended September 30, 2023, mainly due to an increase in other reorganization-related costs of $14.3 million and $36.6 million, respectively, and an increase in severance costs of $2.7 million and $4.0 million, respectively. For the three and nine months ended September 30, 2024, other reorganization-related costs included $10.0 million and $19.9 million, respectively, related to withdrawal liabilities which were expensed as a result of ceasing contributions to multiemployer pension plans, as well as costs for consolidating operations, and for the nine months ended September 30, 2024 also included $9.7 million expensed as of the cease-use date related to certain licensed content. In addition, the increase for the three and nine months ended September 30, 2024 was also due to the reversal of withdrawal liabilities related to multiemployer pension plans of $4.3 million and $6.4 million during the three and nine months ended September 30, 2023, respectively, based on settlement of the withdrawal liability.

For the three and nine months ended September 30, 2024, we recognized net losses on the sale of assets of $1.0 million and $2.2 million, respectively, mainly related to businesses divested as part of our continued plan to monetize non-strategic assets. For the three and nine months ended September 30, 2023, we recognized net gains on the sale of assets of $23.4 million and $39.6 million, respectively, primarily related to sales of production facilities as part of our plan to monetize non-strategic assets.

Domestic Gannett Media segment Adjusted EBITDA

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2024	2023	$	%	2024	2023	$	%
Net income attributable to Gannett	$9,639	$41,544	$(31,905)	(77)%	$31,145	$87,339	$(56,194)	(64)%
Non-operating pension income	(1,307)	(719)	(588)	82%	(3,919)	(496)	(3,423)	***
Depreciation and amortization	23,872	27,099	(3,227)	(12)%	73,058	86,480	(13,422)	(16)%
Integration and reorganization costs (reversal)	13,362	(3,649)	17,011	***	42,944	2,334	40,610	***
Third-party debt expenses and acquisition costs	—	139	(139)	(100)%	—	139	(139)	(100)%
Asset impairments	87	188	(101)	(54)%	87	1,370	(1,283)	(94)%
Loss (gain) on sale or disposal of assets, net	1,032	(23,446)	24,478	***	2,169	(39,640)	41,809	***
Other non-operating (income) expense, net	(266)	(422)	156	(37)%	(1,731)	988	(2,719)	***
Non-recurring items	(117)	15	(132)	***	(42)	29	(71)	***
Adjusted EBITDA (non-GAAP basis)(a)	$46,302	$40,749	$5,553	14%	$143,711	$138,543	$5,168	4%
Net income attributable to Gannett margin	2.1%	8.2%			2.1%	5.6%
Adjusted EBITDA margin (non-GAAP basis)(a)(b)	9.9%	8.0%			9.9%	8.8%
*** Indicates an absolute value percentage change greater than 100.
(a)See "Non-GAAP Financial Measures" below for additional information about non-GAAP measures.
(b)We define Adjusted EBITDA margin as Adjusted EBITDA divided by total Revenues.

For the three and nine months ended September 30, 2024, the increase in Domestic Gannett Media segment Adjusted EBITDA compared to the three and nine months ended September 30, 2023, was primarily attributable to the changes discussed above.

Newsquest segment

A summary of our Newsquest segment results is presented below:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2024	2023	$	%	2024	2023	$	%
Revenues:
Digital	$20,175	$19,096	$1,079	6%	$59,839	$55,962	$3,877	7%
Print and commercial	39,373	39,939	(566)	(1)%	121,159	119,840	1,319	1%
Total revenues	59,548	59,035	513	1%	180,998	175,802	5,196	3%
Operating expenses:
Operating costs	30,026	29,845	181	1%	92,136	89,655	2,481	3%
Selling, general and administrative expenses	15,706	15,768	(62)	—%	46,930	47,611	(681)	(1)%
Depreciation and amortization	2,114	2,845	(731)	(26)%	6,192	6,729	(537)	(8)%
Integration and reorganization costs	84	110	(26)	(24)%	496	1,086	(590)	(54)%
Gain on sale or disposal of assets, net	(443)	(19)	(424)	***	(887)	(13)	(874)	***
Other operating income	(101)	—	(101)	***	(308)	—	(308)	***
Total operating expenses	47,386	48,549	(1,163)	(2)%	144,559	145,068	(509)	—%
Operating income	$12,162	$10,486	$1,676	16%	$36,439	$30,734	$5,705	19%
*** Indicates an absolute value percentage change greater than 100.

Revenues

The following table provides the breakout of Revenues by category:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2024	2023	$	%	2024	2023	$	%
Digital advertising	$13,518	$12,800	$718	6%	$40,586	$37,657	$2,929	8%
Digital marketing services	1,915	2,283	(368)	(16)%	5,928	6,778	(850)	(13)%
Digital-only subscription	1,944	1,362	582	43%	5,172	3,770	1,402	37%
Digital other	2,798	2,651	147	6%	8,153	7,757	396	5%
Digital	20,175	19,096	1,079	6%	59,839	55,962	3,877	7%

Print advertising	18,044	18,907	(863)	(5)%	57,005	56,648	357	1%
Print circulation	16,859	17,281	(422)	(2)%	50,569	51,724	(1,155)	(2)%
Commercial and other(a)	4,470	3,751	719	19%	13,585	11,468	2,117	18%
Print and commercial	39,373	39,939	(566)	(1)%	121,159	119,840	1,319	1%

Total revenues	$59,548	$59,035	$513	1%	$180,998	$175,802	$5,196	3%
(a)     Included Commercial printing revenues of $2.6 million and $1.8 million for the three months ended September 30, 2024 and 2023, respectively, and $7.6 million and $5.7 million for the nine months ended September 30, 2024 and 2023, respectively.

For the three and nine months ended September 30, 2024, Digital advertising revenues increased compared to the three and nine months ended September 30, 2023, primarily due to an increase in national and local revenues, partially offset by lower spend on employment notifications.

For the three and nine months ended September 30, 2024, Digital-only subscription revenues increased compared to the three and nine months ended September 30, 2023, primarily driven by the increase in digital-only paid subscriptions. Refer to "Key Performance Indicators" below for further discussion of digital-only paid subscriptions.

For the three months ended September 30, 2024, Print advertising revenues decreased compared to the three months ended September 30, 2023, primarily due to lower spend on both classified advertisements and national print advertisements. For the nine months ended September 30, 2024, Print advertising revenues increased compared to the nine months ended September 30, 2023, primarily due to an increase in national print advertisements, partially offset by lower spend on classified advertisements.

For the three and nine months ended September 30, 2024, Commercial and other revenues increased compared to the three and nine months ended September 30, 2023, primarily due to an increase in commercial printing revenues driven by an increase in customer spend.

Operating expenses

The following table provides the breakout of Operating costs for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2024	2023	$	%	2024	2023	$	%
Newsprint and ink	$2,605	$3,089	$(484)	(16)%	$7,690	$10,605	$(2,915)	(27)%
Distribution	3,292	3,312	(20)	(1)%	9,615	10,150	(535)	(5)%
Compensation and benefits	13,477	12,798	679	5%	39,386	37,116	2,270	6%
Outside services	3,908	4,088	(180)	(4)%	11,497	11,958	(461)	(4)%
Other	6,744	6,558	186	3%	23,948	19,826	4,122	21%
Total operating costs	$30,026	$29,845	$181	1%	$92,136	$89,655	$2,481	3%

For the three and nine months ended September 30, 2024, Newsprint and ink costs decreased compared to the three and nine months ended September 30, 2023, driven by a decrease in the cost of newsprint of approximately $0.2 million and $2.0 million, respectively, as well as volume declines.

For the nine months ended September 30, 2024, Distribution costs decreased compared to the nine months ended September 30, 2023, primarily due to the decline in print circulation revenues.

For the three and nine months ended September 30, 2024, Compensation and benefits costs increased compared to the three and nine months ended September 30, 2023, primarily due to higher headcount.

For the nine months ended September 30, 2024, Other costs increased compared to the nine months ended September 30, 2023, primarily associated with the increase in both digital and print advertising revenues.

The following table provides the breakout of Selling, general and administrative expenses for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2024	2023	$	%	2024	2023	$	%
Compensation and benefits	$11,893	$11,811	$82	1%	$35,555	$35,163	$392	1%
Outside services and other	3,813	3,957	(144)	(4)%	11,375	12,448	(1,073)	(9)%
Total selling, general and administrative expenses	$15,706	$15,768	$(62)	—%	$46,930	$47,611	$(681)	(1)%

For the nine months ended September 30, 2024, Outside services and other costs decreased compared to the nine months ended September 30, 2023, mainly due to lower technology related expenses of approximately $0.8 million and lower bad debt expense of approximately $0.2 million.

Newsquest segment Adjusted EBITDA

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2024	2023	$	%	2024	2023	$	%
Net income attributable to Gannett	$14,279	$12,993	$1,286	10%	$42,881	$38,150	$4,731	12%
Non-operating pension income	(1,886)	(2,210)	324	(15)%	(5,557)	(6,511)	954	(15)%
Depreciation and amortization	2,114	2,845	(731)	(26)%	6,192	6,729	(537)	(8)%
Integration and reorganization costs	84	110	(26)	(24)%	496	1,086	(590)	(54)%
Third-party debt expenses and acquisition costs	—	—	—	—%	(22)	—	(22)	***
Gain on sale or disposal of assets, net	(443)	(19)	(424)	***	(887)	(13)	(874)	***
Other non-operating income, net	(231)	(297)	66	(22)%	(885)	(905)	20	(2)%
Non-recurring items	—	89	(89)	(100)%	—	263	(263)	(100)%
Adjusted EBITDA (non-GAAP basis)(a)	$13,917	$13,511	$406	3%	$42,218	$38,799	$3,419	9%
Net income attributable to Gannett margin	24.0%	22.0%			23.7%	21.7%
Adjusted EBITDA margin (non-GAAP basis)(a)(b)	23.4%	22.9%			23.3%	22.1%
*** Indicates an absolute value percentage change greater than 100.
(a)See "Non-GAAP Financial Measures" below for additional information about non-GAAP measures.
(b)We define Adjusted EBITDA margin as Adjusted EBITDA divided by total Revenues.

For the three and nine months ended September 30, 2024, the increase in Newsquest segment Adjusted EBITDA compared to the three and nine months ended September 30, 2023, was primarily attributable to the changes discussed above.

Digital Marketing Solutions segment

A summary of our DMS segment results is presented below:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2024	2023	$	%	2024	2023	$	%
Revenues:
Digital(a)	$119,929	$121,919	$(1,990)	(2)%	$360,772	$357,525	$3,247	1%
Total revenues	119,929	121,919	(1,990)	(2)%	360,772	357,525	3,247	1%
Operating expenses:
Operating costs	85,749	86,348	(599)	(1)%	260,038	250,537	9,501	4%
Selling, general and administrative expenses	22,437	21,996	441	2%	69,073	66,260	2,813	4%
Depreciation and amortization	6,434	6,015	419	7%	18,379	17,802	577	3%
Integration and reorganization costs	1,030	630	400	63%	1,942	602	1,340	***
Loss on sale or disposal of assets, net	4	131	(127)	(97)%	93	232	(139)	(60)%
Total operating expenses	115,654	115,120	534	—%	349,525	335,433	14,092	4%
Operating income	$4,275	$6,799	$(2,524)	(37)%	$11,247	$22,092	$(10,845)	(49)%
*** Indicates an absolute value percentage change greater than 100.
(a)Digital revenues are solely generated by digital marketing services revenues.

Revenues

For the three months ended September 30, 2024, Digital revenues decreased compared to the three months ended September 30, 2023, primarily due to a decline in the core direct business, mainly driven by a decline in customer count among lower spending customers. For the nine months ended September 30, 2024, the decline in the three months was offset primarily due to growth in the core direct business, including growth in revenues associated with both local and multi-location customers. Core platform average revenue per user increased 5% and 6% for the three and nine months ended September 30, 2024. Refer to "Key Performance Indicators" below for further discussion of Core platform ARPU.

Operating expenses

The following table provides the breakout of Operating costs for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2024	2023	$	%	2024	2023	$	%
Outside services	$74,905	$75,498	$(593)	(1)%	$227,453	$219,615	$7,838	4%
Compensation and benefits	9,336	9,212	124	1%	27,340	26,263	1,077	4%
Other	1,508	1,638	(130)	(8)%	5,245	4,659	586	13%
Total operating costs	$85,749	$86,348	$(599)	(1)%	$260,038	$250,537	$9,501	4%

For the nine months ended September 30, 2024, Outside services costs increased compared to the nine months ended September 30, 2023, due to an increase in expenses associated with third-party media fees driven by a corresponding increase in revenues.

For the nine months ended September 30, 2024, Compensation and benefits costs increased compared to the three and nine months ended September 30, 2023, primarily due to merit increases.

For the nine months ended September 30, 2024, Other costs increased compared to the nine months ended September 30, 2023, primarily due to an increase in miscellaneous expenses.

The following table provides the breakout of Selling, general and administrative expenses for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2024	2023	$	%	2024	2023	$	%
Compensation and benefits	$19,935	$19,355	$580	3%	$59,366	$57,593	$1,773	3%
Outside services and other	2,502	2,641	(139)	(5)%	9,707	8,667	1,040	12%
Total selling, general and administrative expenses	$22,437	$21,996	$441	2%	$69,073	$66,260	$2,813	4%

For the three and nine months ended September 30, 2024, Compensation and benefits costs increased compared to the three and nine months ended September 30, 2023, primarily due to an increase in payroll expense driven by wage increases.

For the nine months ended September 30, 2024, Outside services and other costs increased compared to the nine months ended September 30, 2023, due to an increase in miscellaneous expenses, including higher costs associated with outsourcing and professional services.

DMS segment Adjusted EBITDA

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2024	2023	$	%	2024	2023	$	%
Net income attributable to Gannett	$5,685	$5,902	$(217)	(4)%	$11,808	$20,798	$(8,990)	(43)%
Depreciation and amortization	6,434	6,015	419	7%	18,379	17,802	577	3%
Integration and reorganization costs	1,030	630	400	63%	1,942	602	1,340	***
Loss on sale or disposal of assets, net	4	131	(127)	(97)%	93	232	(139)	(60)%
Other non-operating (income) expense, net	(1,410)	897	(2,307)	***	(561)	1,294	(1,855)	***
Non-recurring items	—	—	—	—%	634	—	634	***
Adjusted EBITDA (non-GAAP basis)(a)	$11,743	$13,575	$(1,832)	(13)%	$32,295	$40,728	$(8,433)	(21)%
Net income attributable to Gannett margin	4.7%	4.8%			3.3%	5.8%
Adjusted EBITDA margin (non-GAAP basis)(a)(b)	9.8%	11.1%			9.0%	11.4%
*** Indicates an absolute value percentage change greater than 100.
(a)See "Non-GAAP Financial Measures" below for additional information about non-GAAP measures.
(b)We define Adjusted EBITDA margin as Adjusted EBITDA divided by total Revenues.

For the three and nine months ended September 30, 2024, the decrease in DMS segment Adjusted EBITDA compared to the three and nine months ended September 30, 2023, was primarily attributable to the changes discussed above.

Corporate and other category

For the three and nine months ended September 30, 2024, Corporate and other revenues were $1.4 million and $4.3 million, respectively, compared to $1.5 million and $4.6 million for the three and nine months ended September 30, 2023, respectively.

The following table provides the breakout of Corporate and other operating expenses for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2024	2023	$	%	2024	2023	$	%
Operating expenses:
Operating costs	$4,311	$5,583	$(1,272)	(23)%	$13,532	$17,853	$(4,321)	(24)%
Selling, general and administrative expenses	16,495	11,314	5,181	46%	36,789	30,761	6,028	20%
Depreciation and amortization	7,978	4,685	3,293	70%	19,325	13,115	6,210	47%
Integration and reorganization costs	2,831	1,954	877	45%	9,581	14,437	(4,856)	(34)%
Asset impairments	—	—	—	—%	45,989	—	45,989	***
Loss (gain) on sale or disposal of assets, net	191	—	191	***	197	(1,448)	1,645	***
Other operating expenses	247	231	16	7%	695	689	6	1%
Total operating expenses	$32,053	$23,767	$8,286	35%	$126,108	$75,407	$50,701	67%
*** Indicates an absolute value percentage change greater than 100.

For the three and nine months ended September 30, 2024, Corporate and other operating expenses increased compared to the same periods in the prior year, primarily driven by an increase in Selling, general and administrative expenses, mainly driven by an increase in outsourcing costs as well as higher legal fees, partially offset by lower compensation and benefits costs and lower facility related costs and, an increase in Depreciation and amortization expense, mainly driven by software and capitalized labor. In addition, the increase in operating expenses for the nine months ended September 30, 2024 also included the impairment charge of approximately $46.0 million related to the write-off of the McLean, Virginia operating lease right-of-use asset and the associated leasehold improvements, as well as the absence in 2024 of the $1.4 million gain on the sale of intellectual property incurred in the first quarter of 2023. For the three and nine months ended September 30, 2024, the increases noted above in operating expenses were offset by a decrease in Operating costs, mainly driven by lower credit card fees and lower content allocation costs, offset by higher compensation and benefits costs, and for the nine months ended September 30, 2024, a decrease in Integration and reorganization costs, primarily due to a decrease in severance costs of $4.1 million and a decrease in other reorganization-related costs of $0.7 million.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements are for working capital, debt obligations, and capital expenditures.

We expect to fund our operations and debt service requirements through cash provided by our operating activities. We expect we will have adequate capital resources and liquidity to meet our ongoing working capital needs, borrowing obligations, and all required capital expenditures for at least the next twelve months. However, a further economic downturn or an increased rate of revenue declines would negatively impact our revenue, cash provided by operating activities and liquidity. We continue to implement cost reduction initiatives to reduce our ongoing level of operating expense. We believe our ability to realize benefits from our cost reduction initiatives will be necessary to offset the continued long-term decline in our legacy print business revenue streams. We believe that these measures are important in response to the overall challenging macroeconomic environment that we are facing. Refer to "Overview - Macroeconomic Environment" above for further discussion.

Details of our cash flows are included in the table below:

	Nine months ended September 30,
In thousands	2024	2023
Cash provided by operating activities	$91,321	$73,417
Cash (used for) provided by investing activities	(17,065)	54,068
Cash used for financing activities	(72,508)	(112,943)
Effect of currency exchange rate change on cash	(681)	688
Increase in cash, cash equivalents and restricted cash	$1,067	$15,230

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

Cash flows provided by operating activities were $91.3 million for the nine months ended September 30, 2024, compared to $73.4 million for the nine months ended September 30, 2023. The increase in cash flows provided by operating activities was primarily due to decreases in severance payments and cash paid for interest, partially offset by an increase in contributions to our pension and other postretirement benefit plans, lower cash receipts related to deferred revenues and increased cash paid for taxes.

Cash flows (used for) provided by investing activities: Cash flows used for investing activities was $17.1 million for the nine months ended September 30, 2024, compared to cash provided by investing activities of $54.1 million for the nine months ended September 30, 2023. The change in cash flows used for investing activities was primarily due to a decrease in proceeds from the sale of real estate and other non-strategic assets of $64.5 million and an increase in purchases of property, plant and equipment of $7.0 million.

Cash flows used for financing activities: Cash flows used for financing activities were $72.5 million for the nine months ended September 30, 2024, compared to $112.9 million for the nine months ended September 30, 2023. The decrease in cash flows used for financing activities was primarily due to $43.8 million in lower repayments of long-term debt.

Debt

As of September 30, 2024, the carrying value of our outstanding debt totaled $992.1 million, which consisted of $293.6 million related to the Senior Secured Term Loan, $271.2 million related to the 2026 Senior Notes, and $427.3 million related to the 2027 Notes (defined below).

The Senior Secured Term Loan bears interest at a per annum rate equal to the Adjusted Term SOFR (which shall not be less than 0.50% per annum) plus a margin equal to 5.00% or an alternate base rate (which shall not be less than 1.50% per annum) plus a margin equal to 4.00%. We are required to repay the Senior Secured Term Loan from time to time with (i) the proceeds of non-ordinary course asset sales and casualty and condemnation events, (ii) the proceeds of indebtedness not permitted under the Senior Secured Term Loan, and (iii) the aggregate amount of cash and cash equivalents on hand at the Company and its restricted subsidiaries in excess of $100 million at the end of each fiscal year of the Company. Subsequent to the amendment effective as of April 8, 2022, the Senior Secured Term Loan is amortized at a rate equal to $15.1 million per quarter (or, if the ratio of debt secured on an equal basis with the Senior Secured Term Loan less unrestricted cash of the Company and its restricted subsidiaries to Consolidated EBITDA (as such terms are defined in the Senior Secured Term Loan) (such ratio, the "First Lien Net Leverage Ratio"), for the most recently ended period of four consecutive fiscal quarters is equal to or less than 1.20 to 1.00, $7.6 million per quarter). For the three and nine months ended September 30, 2024, we made payments of $28.5 million and $52.8 million, respectively, on our Senior Secured Term Loan (for the nine months ended September 30, 2024, such amount was net of the waiver received from certain lenders of the Senior Secured Term loan in the first quarter of 2024), including quarterly amortization payments.

Interest on the 2026 Senior Notes is payable semi-annually in arrears. The 2026 Senior Notes mature on November 1, 2026, unless redeemed or repurchased earlier pursuant to the 2026 Senior Notes Indenture.

Interest on the 6.0% Senior Secured Convertible Notes due 2027 (the "2027 Notes") is payable semi-annually in arrears. The 2027 Notes mature on December 1, 2027, unless earlier repurchased or converted. The 2027 Notes may be converted at any time by the holders into cash, shares of our common stock, par value $0.01 per share (the "Common Stock") or any combination of cash and Common Stock, at our election. The initial conversion rate is 200 shares of Common Stock per $1,000 principal amount of the 2027 Notes, which is equal to a conversion price of $5.00 per share of Common Stock (the "Conversion Price"). For the nine months ended September 30, 2024, no shares were issued upon conversion, exercise, or satisfaction of the required conditions.

Our Senior Secured Term Loan, 2026 Senior Notes and 2027 Notes all contain usual and customary covenants and events of default. As of September 30, 2024, we were in compliance with all such covenants and obligations.

Refer to Note 6 — Debt in the notes to the condensed consolidated financial statements for additional discussion regarding our debt.

Debt refinancing

2029 Term Loan Facility

On October 15, 2024 (the "Closing Date"), we entered into an Amendment and Restatement Agreement (the "Amendment and Restatement Agreement") among the Company, as a guarantor, Gannett Holdings, as the Borrower (in such capacity, the “Borrower”), certain subsidiaries of the Borrower as guarantors, the lenders party thereto, Citibank, N.A., as the existing collateral agent and administrative agent for the lenders, and Apollo Administrative Agency LLC, as the successor collateral agent and administrative agent for the lenders, which amends and restates the Company's existing First Lien Credit Agreement dated as of October 15, 2021 (as amended, supplemented or otherwise modified from time to time prior to the Closing Date, the "Existing Credit Agreement"; the Existing Credit Agreement, as amended and restated by the Amendment and Restatement Agreement, the "Amended Credit Agreement") by and among the Company, as guarantor, the Borrower, certain subsidiaries of the Borrower as guarantors and Citibank, N.A., as administrative agent and collateral agent. The Amended Credit Agreement provides for a new $900.0 million first lien term loan facility (the "2029 Term Loan Facility"), which refinanced and replaced our existing Senior Secured Term Loan. The 2029 Term Loan Facility is comprised of an initial term loan facility of $850.4 million, funded on the Closing Date (the "2029 Initial Draw Facility"), and a delayed draw term loan facility of $49.6 million (the "2029 Delayed Draw Facility"), which has been made available to the Borrower at its discretion from the Closing Date and for a period of six months thereafter, subject to certain terms and conditions. As of the Closing Date, the lenders under the Amended Credit Agreement consisted primarily of funds, accounts or other clients managed by Apollo Capital Management, L.P. or its affiliates (the "Apollo Funds"), with $40.4 million of loans being provided by investors that elected the Loan Option Consideration in the 2026 Senior Notes Exchange Offer (as defined below). Pursuant to the Amended Credit Agreement, Apollo Administrative Agency LLC was appointed as the successor administrative agent and the successor collateral agent to Citibank, N.A.

The 2029 Term Loan Facility bears interest at an annual rate equal, at the Borrower's option, to either (a) an alternate base rate (which shall not be less than 2.50% per annum) plus a margin equal to 4.00% per annum or (b) Adjusted Term SOFR (which shall be no less than 1.50%) plus a margin equal to 5.00% per annum. The 2029 Term Loan Facility will mature on October 15, 2029 and will be freely prepayable without penalty.

Proceeds from the 2029 Initial Draw Facility, funded on the Closing Date, were used on the Closing Date to prepay in full the Senior Secured Term Loan, to repurchase Gannett Holdings' 2026 Senior Notes that were tendered by the holders thereof on or prior to October 10, 2024 pursuant to the 2026 Senior Notes Exchange Offer and to repurchase our 2027 Notes that were exchanged by the holders thereof on the Closing Date pursuant to the Convertible Notes Exchange (as defined below).

The proceeds of the 2029 Delayed Draw Facility may be used to redeem outstanding 2026 Senior Notes not tendered in the 2026 Senior Notes Exchange Offer in accordance with the terms of the indenture governing the 2026 Senior Notes (the "2026 Senior Notes Indenture") or to repurchase additional 2027 Notes.

2026 Senior Notes Exchange Offer and Consent Solicitation

On October 15, 2024, we and Gannett Holdings completed an offer to exchange (the "2026 Senior Notes Exchange Offer") any and all outstanding 2026 Senior Notes for, at the election of each holder of 2026 Senior Notes, either (a) (i) term loans under the 2029 Term Loan Facility and (ii) an upfront fee equal to 1.5% of such term loans (together with the term loans, the "Loan Option Consideration"); or (b) cash (the "Cash Option Consideration").

Pursuant to the 2026 Senior Notes Exchange Offer, $274.7 million in aggregate principal amount of the 2026 Senior Notes were tendered and accepted for exchange and subsequently canceled. 2026 Senior Notes in an aggregate principal amount of $40.4 million were exchanged for the Loan Option Consideration and 2026 Senior Notes in an aggregate principal amount of $234.3 million were exchanged for the Cash Option Consideration. Pursuant to the 2026 Senior Notes Exchange Offer, we paid aggregate cash consideration of $234.9 million (including the Cash Option Consideration and the upfront fee included in the Loan Option Consideration).

Following the completion of the 2026 Senior Notes Exchange Offer, we had outstanding $3.9 million aggregate principal amount of 2026 Senior Notes.

Concurrently with the completion of the 2026 Senior Notes Exchange Offer, we and Gannett Holdings completed their solicitation of consents to (i) eliminate substantially all of the restrictive covenants contained in the 2026 Senior Notes Indenture, (ii) eliminate certain of the default provisions contained in the 2026 Senior Notes Indenture and (iii) amend certain related provisions to conform with such eliminations (collectively, the "2026 Senior Notes Proposed Amendments") and received the requisite number of consents to adopt the 2026 Senior Notes Proposed Amendments. On October 15, 2024, the Company, Gannett Holdings and the guarantors under the 2026 Senior Notes Indenture entered into a supplemental indenture to implement the 2026 Senior Notes Proposed Amendments.

Convertible Notes Exchange Transactions

On October 15, 2024, we completed privately negotiated transactions with certain holders of 2027 Notes pursuant to which we (i) repurchased a total of $223.6 million in aggregate principal amount of 2027 Notes for cash at a rate of $1,110 per $1,000 principal amount of 2027 Notes, for aggregate cash consideration of $248.2 million and (ii) exchanged a total of $223.6 million in aggregate principal amount of 2027 Notes for new 6.000% Senior Secured Convertible Notes due 2031 (the "2031 Notes" and such repurchase and exchange, collectively, the "Convertible Notes Exchange").

Additionally, on October 15, 2024, we issued and sold $110,000 in aggregate principal amount of 2031 Notes in a privately negotiated transaction (the "2031 Notes Sale").

The 2031 Notes were issued pursuant to an indenture, dated as of October 15, 2024, among the Company, the guarantors party thereto, U.S. Bank Trust Company, National Association, as trustee, and Alter Domus Products Corp, as collateral agent. Following the completion of the Convertible Notes Exchange and the 2031 Notes Sale, we had outstanding $38.1 million aggregate principal amount of 2027 Notes and $223.7 million aggregate principal amount of 2031 Notes.

Concurrently with the Convertible Notes Exchange, the Company and the guarantors party thereto entered into a supplemental indenture to the indenture governing the 2027 Notes, dated as of November 17, 2020 (the "2027 Notes Indenture") pursuant to which (i) substantially all of the restrictive covenants contained in the 2027 Notes Indenture were eliminated, (ii) certain of the default provisions contained in the 2027 Notes Indenture were eliminated and (iii) certain related provisions were amended to conform with such eliminations.

We refer to the borrowing of term loans under the 2029 Term Loan Facility, the prepayment of the Senior Secured Term Loan, the exchange of 2026 Senior Notes for cash and term loans under the 2029 Term Loan Facility pursuant to the 2026 Senior Notes Exchange Offer and the Convertible Notes Exchange as the "Refinancing Transactions." Following the closing of the Refinancing Transactions, as of October 15, 2024, total debt outstanding was $1.1 billion, which included the (i) $850.4 million of 2029 Term Loan Facility, (ii) $3.9 million of 2026 Senior Notes (iii) $38.1 million of 2027 Notes, and (iv) $223.7 million of 2031 Notes. As of such date, $49.6 million was available for borrowing under the 2029 Delayed Draw Facility.

As a result of the Refinancing Transactions, we estimate that we will recognize pre-tax net gains on the early extinguishment of the Senior Secured Term Loan, the 2026 Senior Notes that were exchanged pursuant to the 2026 Senior Notes Exchange Offer and the 2027 Notes that were exchanged pursuant to the Convertible Notes Exchange in the aggregate of approximately $50 million, as well as other fees of approximately $10 million during the fourth quarter of 2024.

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

During the three and nine months ended September 30, 2024, we did not repurchase any shares of Common Stock under the Stock Repurchase Program. As of September 30, 2024, the remaining authorized amount under the Stock Repurchase Program was approximately $96.9 million. We do not currently anticipate repurchasing any shares of Common Stock pursuant to the Stock Repurchase Program during the fourth quarter of 2024.

Beginning with the quarter ended December 31, 2022, and ending with the quarter ending September 30, 2024, the Gannett Retirement Plan's (the "GR Plan") appointed actuary has and will certify the GR Plan's funded status for each quarter (the "Quarterly Certification") in accordance with U.S. GAAP. If the GR Plan is less than 100% funded, we will make a $1.0 million contribution to the GR Plan no later than 60 days following the receipt of the Quarterly Certification, provided, however, that our obligation to make additional contractual contributions will terminate the earlier of (a) the day following the date that a contractual contribution would be due for the quarter ending September 30, 2024, and (b) the date we have made a total of $5 million of contractual contributions subsequent to June 30, 2022. As of September 30, 2024, the GR Plan was more than 100% funded.

We expect our capital expenditures for the remainder of 2024 to total approximately $17 million. These capital expenditures are anticipated to be primarily comprised of projects related to digital product development, costs associated with our print and technology systems, and system upgrades.

Our indebtedness may adversely affect our business and financial performance and restricts our operating flexibility. The level of our indebtedness and our ongoing cash flow requirements may expose us to a risk that a substantial decrease in operating cash flows due to, among other things, continued or additional adverse economic conditions or adverse developments in our business, could make it difficult for us to meet the financial and operating covenants contained in our Senior Secured Term Loan, the 2026 Senior Notes, and the 2027 Notes. In addition, our indebtedness may limit cash flow available for general corporate purposes such as capital expenditures as well as share repurchases and acquisitions and our flexibility to react to competitive, technological, and other changes in our industry and economic conditions generally. We continue to closely monitor economic factors, including, but not limited to, the current inflationary market, and we expect to continue to take the steps necessary to appropriately manage liquidity.

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

Limitations of Adjusted EBITDA and Adjusted EBITDA margin

Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools. They should not be viewed in isolation or as a substitute for U.S. GAAP measures of earnings. Material limitations in making the adjustments to our earnings to calculate Adjusted EBITDA and Adjusted EBITDA margin and using these non-GAAP financial measures as compared to U.S. GAAP net income (loss) include: the exclusion of the cash portion of interest/financing expense, income tax (benefit) provision, and charges related to asset impairments, which are items that may significantly affect our financial results.

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
The table below shows the reconciliation of Net loss attributable to Gannett to Adjusted EBITDA and Net loss attributable to Gannett margin to Adjusted EBITDA margin:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2024	2023	2024	2023
Net loss attributable to Gannett	$(19,653)	$(2,566)	$(90,673)	$(4,899)
(Benefit) provision for income taxes	(6,429)	16,144	(23,154)	148
Interest expense	25,959	27,918	78,794	84,807
Loss (gain) on early extinguishment of debt	176	(2,717)	(354)	(3,213)
Non-operating pension income	(3,193)	(2,929)	(9,476)	(7,007)
Depreciation and amortization	40,398	40,644	116,954	124,126
Integration and reorganization costs (reversal)	17,307	(955)	54,963	18,459
Third-party debt expenses and acquisition costs	247	370	673	828
Asset impairments	87	188	46,076	1,370
Loss (gain) on sale or disposal of assets, net	784	(23,334)	1,572	(40,869)
Share-based compensation expense	2,905	3,944	9,243	12,727
Other non-operating (income) expense, net	(2,979)	(397)	(3,771)	17
Non-recurring items	7,271	3,214	14,184	7,083
Adjusted EBITDA (non-GAAP basis)	$62,880	$59,524	$195,031	$193,577
Net loss attributable to Gannett margin	(3.2)%	(0.4)%	(4.8)%	(0.2)%
Adjusted EBITDA margin (non-GAAP basis)	10.3%	9.1%	10.3%	9.7%
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

The following tables provide information regarding certain KPIs for the Domestic Gannett Media, Newsquest and DMS segments:

	Three months ended September 30,				Nine months ended September 30,
In thousands, except ARPU	2024	2023	Change	% Change	2024	2023	Change	% Change
Domestic Gannett Media
Digital-only ARPU	$8.24	$6.83	$1.41	21%	$7.74	$6.33	$1.41	22%

Newsquest
Digital-only ARPU	$6.49	$6.46	$0.03	—%	$6.15	$6.26	$(0.11)	(2)%

Total Gannett
Digital-only ARPU	$8.16	$6.82	$1.34	20%	$7.67	$6.33	$1.34	21%

DMS
Core platform revenues	$119,158	$120,836	$(1,678)	(1)%	$358,051	$353,817	$4,234	1%
Core platform ARPU	$2,777	$2,636	$141	5%	$2,751	$2,605	$146	6%
Core platform average customer count	14.3	15.3	(1.0)	(7)%	14.5	15.1	(0.6)	(4)%

	As of September 30,
In thousands	2024	2023	% Change
Digital-only paid subscriptions
Domestic Gannett Media	1,953	1,889	3%
Newsquest	103	75	37%
Total Gannett	2,056	1,964	5%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including from changes in interest rates, commodity prices, and foreign currency exchange rates. Changes in these factors could cause fluctuations in earnings and cash flow. In the normal course of business, exposure to certain of these market risks is managed as described below.

Interest Rates

We generally manage our risk associated with changes in interest rates through the use of a combination of variable and fixed-rate debt. As of September 30, 2024, we had variable and fixed-rate debt totaling $297.6 million and $763.8 million, respectively. Our variable-rate debt consisted of the Senior Secured Term Loan, which bears interest at the Adjusted Term Secured Overnight Financing Rate. A hypothetical interest rate increase of 100 basis points would have increased our interest expense related to our variable-rate debt and likewise decreased our income and cash flows by approximately $0.7 million and $2.2 million for the three and nine months ended September 30, 2024, respectively. See Note 6 — Debt to our condensed consolidated financial statements for further discussion of our debt.

Commodity Prices

Certain operating expenses of ours are sensitive to commodity price fluctuations, as well as inflation. Our primary commodity price exposures are newsprint and, to a lesser extent, ink, which in the aggregate represented approximately 3.1% of operating expenses for the three and nine months ended September 30, 2024, and 4.0% and 4.6% of operating expenses for the three and nine months ended September 30, 2023, respectively. A hypothetical $10 per metric ton increase in newsprint price would not have materially impacted our results of operations or cash flows based on newsprint usage for the three and nine months ended September 30, 2024 of approximately 23 thousand and 72 thousand metric tons, respectively.

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

Translation gains or losses affecting the condensed consolidated financial statements have not been significant in the past. At September 30, 2024 and 2023, cumulative foreign currency translation gains reported as part of equity were $11.7 million and $10.0 million, respectively. The fluctuation in cumulative foreign currency translation gains was driven by the impact of changes in exchange rates, primarily the British pound sterling. A hypothetical 10% fluctuation of the price of the British pound sterling and the currencies in our DMS segment against the U.S. dollar would not have materially impacted operating income for the three and nine months ended September 30, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding legal proceedings may be found in Note 11 — Commitments, contingencies, and other matters — Legal proceedings of the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should consider the risks described in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2023. Except as set forth below, there have been no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2023. Any of these risks and uncertainties, including those discussed below, could materially and adversely affect our business, results of operations, financial condition, and/or the market price of our Common Stock. The risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2023, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our financial condition and/or operating results.

Risks Related to Our Indebtedness

Our indebtedness could materially and adversely affect our business or financial condition.

Our indebtedness, incurred from time to time, could have significant consequences on our future operations, including making it more difficult for us to satisfy our debt obligations and our other ongoing business obligations, which may result in defaults, and limit our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industries in which we operate, and the overall economy. As of October 15, 2024, our outstanding indebtedness includes (i) $850.4 million of term loans under a five-year senior secured term loan facility (the "2029 Term Loan Facility"), (ii) $3.9 million of 6.000% Senior Notes due November 1, 2026 ("2026 Senior Notes"), (iii) $38.1 million of 6.000% Senior Secured Convertible Notes due 2027 ("2027 Notes"), and (iv) $223.7 million of $6.000% Senior Secured Convertible Notes due December 1, 2031 ("2031 Notes"). In addition, as of such date, $49.6 million of term loans was available to be borrowed on a delayed-draw basis. For more information regarding our comprehensive refinancing transactions, see "Management Discussion and Analysis – Recent Developments – Debt refinancing" and "Note 14 – Subsequent events".

All obligations under the 2029 Term Loan Facility, the 2026 Senior Notes, the 2027 Notes and the 2031 Notes are secured by all or substantially all of our assets and our wholly-owned domestic subsidiaries. We may incur additional indebtedness in the future.

The 2029 Term Loan Facility matures on October 15, 2029, and bears interest, at the Borrower's option, at either the Adjusted Term Secured Overnight Financing Rate ("Adjusted Term SOFR") (which shall not be less than 1.50% per annum) plus a margin equal to 5.00% per annum or an alternate base rate (which shall not be less than 2.50% per annum) plus a margin equal to 4.00% per annum. The 2026 Senior Notes, the 2027 Notes and the 2031 Notes each bear interest at a rate of 6.00% per annum. Accordingly, we are required to dedicate a substantial portion of cash flow from operations to fund interest payments. The 2029 Term Loan Facility is amortized at a rate of $17.0 million per quarter, with such rate to be adjusted upon the borrowing of any delayed-draw term loans to the extent necessary to cause such delayed-draw term loans to be fungible (including for U.S. federal income tax purposes) with the initial term loans under the 2029 Term Loan Facility. In addition, we are required to repay the 2029 Term Loan Facility from time to time with (i) the proceeds of non-ordinary course asset sales and casualty and condemnation events (except that, prior to the termination of the delayed-draw commitments, any such proceeds are required to be used by us to repurchase or redeem the 2026 Senior Notes), (ii) the proceeds of indebtedness that is not otherwise permitted under the 2029 Term Loan Facility and (iii) the aggregate amount of cash and cash equivalents on hand at the Company and our restricted subsidiaries in excess of $100 million as of the last day of any fiscal year of the Company (beginning with the fiscal year ended December 31, 2024). Our debt service obligations reduce the amount of cash flow available to fund our working capital, capital expenditures, investments and potential distributions to stockholders. Moreover, there can be no assurance that we will be able to generate sufficient cash flow to satisfy our debt service obligations. Our ability to satisfy our debt service obligations depends on our ability to generate cash flow from operations, which is subject to a variety of risks, including general economic conditions and the strength of our competitors, which are outside our control.

The terms of our indebtedness impose significant operating and financial restrictions on us. The 2029 Term Loan Facility, and the 2031 Notes require us to comply with numerous affirmative and negative covenants, including, in the case of the 2029 Term Loan Facility and the 2031 Notes, a requirement to maintain minimum liquidity of $30.0 million at the end of each fiscal quarter, and restrictions limiting our ability to, among other things, incur additional indebtedness, make investments and acquisitions, pay certain dividends, sell assets, merge, incur certain liens, enter into agreements with our affiliates, change our business, engage in sale/leaseback transactions, and modify our organizational documents. These requirements may make it impractical to declare and pay dividends at any time that the requirements are in effect. Stockholders also should be aware that they have no contractual or other legal right to dividends that have not been declared. See also "Risks Related to our Common Stock" below.

A failure to satisfy our debt service obligations on the 2029 Term Loan Facility, a breach of a covenant in the 2029 Term Loan Facility, or a material breach of a representation or warranty in the 2029 Term Loan Facility, among other events specified in the 2029 Term Loan Facility, could give rise to a default, which could give our lenders the right to declare our indebtedness, together with accrued interest and other fees, to be immediately due and payable. A failure to satisfy our debt service or conversion obligations on the 2026 Senior Notes, the 2027 Notes or the 2031 Notes, among other events specified in the indenture governing the 2026 Senior Notes (the "2026 Senior Notes Indenture"), the indenture governing the 2027 Notes (the "2027 Notes Indenture") or the indenture governing the 2031 Notes (the "2031 Notes Indenture") could also give rise to a default, which could give rise to the right of noteholders to declare the principal of the 2026 Senior Notes, the 2027 Notes and/or the 2031 Notes, together with accrued and unpaid interest, to be immediately due and payable. A default under the 2029 Term Loan Facility or any of our indentures could also lead to a default under the other agreements governing our existing or future indebtedness (including the 2029 Term Loan Facility or any of our indentures, as the case may be). An acceleration of our indebtedness would have a material adverse effect on our business, financial condition, results of operations, cash flows and stock price.

Certain actions, including our ability to incur additional indebtedness, require the consent of our lenders and note holders which, if not provided, would limit our ability to take advantage of future opportunities.

Our agreements relating to our indebtedness, including the 2029 Term Loan Facility and the 2031 Notes, contain restrictions and covenants that limit our ability to take certain actions without requisite lender approval, approval of the holders of a majority in principal amount of the notes then outstanding, or modification of the loan agreements, as applicable. These limitations include restrictions on our ability to incur additional indebtedness or refinance our existing debt, make certain investments and acquisitions, pay certain dividends, sell assets, merge, incur certain liens, enter into agreements with our affiliates, change our business, engage in sale/leaseback transactions, and modify our organizational documents. There is no assurance that our debtholders will approve or consent to our activities, even if the activities are in the best interests of our stockholders. If we are unable to secure the required consent of our lenders or noteholders, our ability to take advantage of future opportunities, including acquisition or financing opportunities, could be restricted.

Our inability to raise funds necessary to repurchase, the 2027 Notes or the 2031 Notes, upon a fundamental change as described in the 2027 Notes Indenture and the 2031 Notes Indenture, may lead to defaults under such indentures and under agreements governing our existing or future indebtedness. In addition, a change of control may constitute a default under the 2029 Term Loan Facility, the 2027 Notes or the 2031 Notes.

Upon the occurrence of a fundamental change, as defined in the 2027 Notes Indenture and the 2031 Notes Indenture, we must, if certain other conditions are met, make an offer to repurchase the 2027 Notes and the 2031 Notes at a price equal to 110% of the principal amount thereof, together with any accrued and unpaid interest, if any, to, but excluding, the date of the repurchase. If we become obligated to repurchase the 2027 Notes or the 2031 Notes upon a change of control, we may not have enough available cash or may be unable to obtain financing at the time we are required to make purchases of the notes being surrendered. In addition, our ability to repurchase the notes is limited by the agreements governing our existing indebtedness (including the notes and the 2029 Term Loan Facility) and may also be limited by law or regulation, or by agreements that will govern our future indebtedness. Our failure to repurchase the 2027 Notes or the 2031 Notes at a time when the repurchase is required by the 2027 Notes Indenture or the 2031 Notes Indenture, respectively, would constitute a default under the respective indenture. A default under the governing indenture or the change of control itself could also lead to a default under agreements governing our existing or future indebtedness (including the 2029 Term Loan Facility).

The 2029 Term Loan Facility provides, and future credit agreements or other agreements relating to indebtedness to which we become a party may provide, that the occurrence of certain change of control events with respect to us would constitute a default thereunder. If we experience a change of control event that triggers a default under our 2029 Term Loan Facility, we may seek a waiver of such default or may attempt to refinance the 2029 Term Loan Facility. In the event we do not obtain such a waiver or refinance the 2029 Term Loan Facility, such default could result in amounts outstanding under our 2029 Term Loan Facility being declared due and payable.

The 2029 Term Loan Facility and the 2031 Notes contain, and future indebtedness that we may incur may contain, prohibitions on the occurrence of certain events that would constitute a change of control or, in the case of the 2027 Notes and the 2031 Notes, require the repurchase of such indebtedness upon a change of control. Moreover, the exercise by the holders of their right to require us to repurchase their 2027 Notes or 2031 Notes could cause a default under such indebtedness, even if the change of control itself does not, due to the financial effect of such repurchase on us. Finally, the ability to pay cash to the holders of the 2027 Notes and/or the 2031 Notes following the occurrence of a change of control may be limited by our then existing financial resources. There can be no assurance that sufficient funds will be available when necessary to make any required repurchases.

Risks Related to our Common Stock

Sales or issuances of shares of our Common Stock, including upon conversion of the 2027 Notes and/or the 2031 Notes, could materially adversely affect the market price of our Common Stock.

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

In accordance with the Investor Agreement among the Company and the holders of the 2027 Notes (the "2027 Holders") and the Registration Rights Agreement among the Company and holders of the 2031 Notes (together with the 2027 Holders, the "Holders"), in each case establishing certain terms and conditions concerning the rights and restrictions on the respective Holders with respect to the Holders' respective ownership of the 2027 Notes or the 2031 Notes, the Holders have certain registration rights with respect to the shares of Common Stock to be issued upon conversion of the 2027 Notes or the 2031 Notes. In addition, Holders who receive Common Stock upon conversion of the 2027 Notes or the 2031 Notes may be able to sell these shares of Common Stock pursuant to any applicable exemption under the Securities Act of 1933, as amended, or the rules promulgated thereunder, including Rule 144, if applicable. If significant quantities of the Common Stock are sold, or if it is perceived that they may be sold, the trading price of the Common Stock could go down.

We presently have no intention to declare or pay a dividend, the terms of our indebtedness restrict our ability to pay dividends, and we may not be able to pay dividends in the future or at all.

We presently have no intention to declare or pay a dividend, and there can be no assurance that we will pay dividends in the future.

Our 2029 Term Loan Facility contains terms that restrict our ability to pay dividends or make other distributions. Under the 2029 Term Loan Facility, we can only pay cash dividends up to an agreed-upon amount and provided that the ratio of Total Indebtedness secured on an equal priority basis with the 2029 Term Loan Facility (net of Unrestricted Cash) to Consolidated EBITDA (as such terms are defined in the 2029 Term Loan Facility) does not exceed a specified ratio. The 2031 Notes Indenture contains similar dividend restrictions. The 2031 Notes Indenture also provides that, at any time our Total Gross Leverage Ratio (as defined in the 2031 Notes Indenture) exceeds 1.50 to 1.00 and we approve the declaration of a dividend, we must offer to purchase a principal amount of 2031 Notes equal to the proposed amount of the dividend. This repurchase offer requirement may make it impractical to declare and pay dividends at any time that the requirement is in effect. Stockholders also should be aware that they have no contractual or other legal right to dividends that have not been declared.

Any determination by our Board of Directors regarding dividends will depend on a variety of factors, including our U.S. GAAP net income, free cash flow generated from operations or other sources, liquidity position and potential alternative uses of cash, such as acquisitions, as well as economic conditions and expected future financial results. There can be no guarantee regarding the timing and amount of any dividends. Our ability to pay dividends in the future will depend on our future financial performance, which, in turn, depends on the successful implementation of our strategy and on financial, competitive, regulatory, technical and other factors, general economic conditions, demand and selling prices for our products, and other factors specific to our industry or specific projects, many of which are beyond our control. Therefore, our ability to generate free cash flow depends on the performance of our operations and could be limited by decreases in our profitability or increases in costs, capital expenditures, or debt servicing requirements.

The percentage ownership of our existing stockholders may be diluted in the future, including upon conversion of the 2027 Notes or the 2031 Notes, and holders of the 2031 Notes may possess significant voting power following conversion of the 2031 Notes.

We have issued and may continue to issue equity in order to raise capital or in connection with future acquisitions and strategic investments, which would dilute investors' percentage ownership in the Company. In addition, a stockholder's percentage ownership may be diluted if we issue equity-linked instruments, such as our 2027 Notes and 2031 Notes. Further, the percentage ownership of our existing stockholders may be diluted in the future as a result of any issuances of our shares upon exercise of any outstanding options, or issuances of shares under our equity incentive plans.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, a stockholder's ownership interest in the Company may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect a stockholder's rights. Debt and equity financings, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as redeeming our shares, making investments, incurring additional debt, making capital expenditures, declaring dividends or placing limitations on our ability to acquire, sell or license intellectual property rights.

The percentage ownership of our existing stockholders may be diluted in the future as result of the issuance of Common Stock due to conversion of the 2027 Notes or the 2031 Notes. Each 2027 Note and each 2031 Note may be converted into shares of Common Stock at an initial conversion rate of 200 shares of Common Stock per $1,000 principal amount of Notes (subject to adjustment as provided in the Indenture, the "Conversion Rate"). Based on the number of shares outstanding on October 28, 2024, conversion of all of the 2027 Notes and all of the 2031 Notes into Common Stock (assuming no adjustments to the Conversion Rate) would result in the issuance of an aggregate of 52.4 million shares of the Common Stock representing approximately 26% of the shares outstanding as of October 28, 2024 and conversion of all of the 2027 Notes and 2031 Notes into Common Stock (assuming the maximum increase in the Conversion Rate as a result of certain events, including, subject to exceptions as described in the Indenture, the acquisition of 50% or more of voting power of our securities by a person or group, a stockholder-approved liquidation of us, the delisting of our Common Stock, or certain changes of control, but no other adjustments to the Conversion Rate) would result in the issuance of an aggregate of 166.4 million shares of the Common Stock representing approximately 53% of the shares outstanding as of October 28, 2024. To our knowledge, a majority in aggregate principal amount of the outstanding 2031 Notes are held by entities controlled, managed or advised by a large financial sponsor. In the event that a holder of a majority or even a significant portion of the 2031 Notes were to convert their notes into Common Stock, such a holder could possess significant voting power with respect to our Common Stock and may have interests that are different from, or adverse to, the interests of our other stockholders. From time to time, investors (including holders of a significant portion of the 2031 Notes) may acquire additional 2031 Notes or shares of Common Stock, and we are unable to predict or monitor such ownership.

Any sales in the public market of the Common Stock issuable upon such conversion could adversely affect prevailing market prices of our Common Stock. In addition, the existence of the 2027 Notes and the 2031 Notes may encourage short selling by market participants because the conversion of the 2027 Notes or the 2031 Notes could be used to satisfy short positions. Further, the anticipated possibility of conversion of the 2027 Notes or the 2031 Notes into shares of our Common Stock could depress the price of our Common Stock.

An "ownership change" could limit our ability to utilize our net operating loss carryforwards and other tax attributes, which could result in our payment of income taxes earlier than if we were able to fully utilize our net operating loss and other tax benefit carryforwards.

Federal and state tax laws impose restrictions on the utilization of net operating loss ("NOL") carryforwards and other tax attributes in the event of an "ownership change" as defined by Section 382 of the Code ("Section 382"). Generally, an "ownership change" occurs if the percentage of the value of the stock that is owned by one or more direct or indirect "five percent stockholders" increases by more than 50% over their lowest ownership percentage at any time during an applicable testing period (typically, three years). Under Section 382, if a corporation undergoes an "ownership change," such corporation's ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its income may be limited. While no "ownership change" has resulted in annual limitations, future changes in our stock ownership, which may be outside of our control, may trigger an "ownership change." In addition, future equity offerings or acquisitions that have equity as a component of the consideration could result in an "ownership change." Furthermore, the issuance of Common Stock upon the conversion of the 2027 Notes or the 2031 Notes (to the extent we elect to issue Common Stock upon any such conversions, rather than cash), may trigger an "ownership change." If an "ownership change" occurs in the future, utilization of our NOL carryforwards or other tax attributes may be limited, which could potentially result in increased future tax liability to us.

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

Our ability to be competitive in the marketplace is dependent on the availability of adequate capital. We may raise additional capital through the issuance of debt or equity securities (including preferred stock) from time to time. There is no guarantee that we will file (or be eligible to file) or have an effective shelf registration statement on file with the SEC, which could impact our ability to engage in future offerings and could impair our ability to raise additional capital quickly in response to changing requirements and market conditions.

In addition, upon liquidation, holders of our debt securities (including holders of our 2026 Senior Notes, 2027 Notes and 2031 Notes) and preferred stock, if any, and lenders with respect to other borrowings (including the lenders under the 2029 Term Loan Facility) will be entitled to our available assets prior to the holders of our Common Stock. Preferred stock could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to pay dividends to the holders of our Common Stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

The following table provides information regarding shares withheld from our employees to satisfy certain tax obligations in connection with the vesting of restricted stock awards during the three months ended September 30, 2024. The shares of common stock withheld to satisfy tax withholding obligations may be deemed purchases of such shares required to be disclosed pursuant to this Item 2. We did not repurchase any of our equity securities in the open market during the three months ended September 30, 2024.

In thousands, except per share amounts	Total number of shares purchased (a)	Average price paid per share (a)	Total number of shares purchased as part of publicly announced program (b)	Maximum approximate dollar value of shares that may yet be purchased under the Stock Repurchase Program (b)
Period
July 1, 2024 - July 31, 2024	8	$4.86	—	$—
August 1, 2024 - August 31, 2024	—	$—	—	$—
September 1, 2024 - September 30, 2024	—	$—	—	$—
Total	8	$4.86	—	$—
(a)Represents shares of Common Stock withheld pursuant to the 2023 Stock Incentive Plan to cover employee tax-withholding obligations upon vesting of restricted stock awards in the third quarter of 2024. Amounts in the average price paid per share column reflect the weighted average price for shares withheld in satisfaction of these tax-withholding obligations.
(b)In February 2022, the Company's Board of Directors authorized the repurchase of up to $100 million of Common Stock (the "Stock Repurchase Program"). Repurchases may be made from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or by means of one or more tender offers, in each case, as permitted by securities laws and other legal requirements. During the three months ended September 30, 2024, the Company did not repurchase any shares of Common Stock under the Stock Repurchase Program. As of September 30, 2024, the remaining authorized amount under the Stock Repurchase Program was approximately $96.9 million. The Company does not anticipate repurchasing any shares of Common Stock pursuant to the Stock Repurchase Program during the fourth quarter of 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

This item is not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description	Location
10.1	Commitment Letter by and among Gannett Co., Inc. and Apollo Global Funding, LLC, Apollo Global Securities, LLC and Apollo Capital Management, L.P. dated August 25, 2024.	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 26, 2024.
10.2	Form of Gannett Co., Inc. Employee Cash Performance Unit Award Agreement*	Filed herewith.
10.3	Form of Gannett Co., Inc. Employee Restricted Stock Unit Grant Agreement*	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.	Filed herewith.
32.1	Section 1350 Certification of Principal Executive Officer.	Furnished herewith.
32.2	Section 1350 Certification of Principal Financial Officer.	Furnished herewith.
101
The following financial information from Gannett Co., Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income; (iii) Condensed Consolidated Statements of Cash Flow; (iv) Condensed Consolidated Statements of Equity; and (v) Notes to Condensed Consolidated Financial Statements
Attached.
104	Cover Page Interactive Data File (formatted as Inline XBRL and embedded within the Inline XBRL document)	Attached.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 31, 2024	GANNETT CO., INC.

/s/ Douglas E. Horne
Douglas E. Horne
Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)