Form 10-K
period 2024-12-31
Gannett Co., Inc.
filed 2025-02-20
CIK 1579684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for
complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                        ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant's Common Stock as reported on The New York Stock Exchange on June 30, 2024 was approximately $648.5 million. The registrant has no non-voting common equity.
As of February 14, 2025, 147,369,070 shares of the registrant's Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information in the definitive proxy statement for the registrant's Annual Meeting of Stockholders for 2025, to be filed with the
Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2024, is incorporated by reference in Part III to the extent described therein.

INDEX TO GANNETT CO., INC.
2024 FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including "Item 1 — Business," "Item 1A — Risk Factors" and "Item 7 —
Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our current views regarding, among other things, our future or ongoing growth, results of operations, performance, business prospects and opportunities, stock repurchases, our expectations, in terms of both amount and timing, with respect to debt repayment and our capital structure, our foundation, and our environmental, social and governance goals, and are not statements of historical fact.
Words such as "anticipate(s)," "expect(s)," "intend(s)," "plan(s)," "focus(ed)," "goal," "project," "opportunity," "believe(s),"
"will," "aim," "strive(s)," "commit," "would," "could," "can," "may," "seek(s)," "estimate(s)" and similar expressions are intended to identify such forward-looking statements.
Forward-looking statements are based on management's current expectations and beliefs and are subject to a number of known and unknown risks, uncertainties, and other factors that could lead to actual results materially different from those described in the forward-looking statements. We can give no assurance our expectations will be attained. Our actual results, liquidity, and financial condition may differ materially from the anticipated results, liquidity, and financial condition indicated
in the forward-looking statements. Forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause our actual results to differ, possibly materially, from the expectations or estimates reflected in such forward-looking statements, including, among others, the risks identified by us under the heading "Risk Factors" in Item 1A of this report, as well as other risks and factors identified from time to time in our other filings with the Securities and Exchange Commission. You are cautioned not to place undue reliance on any such forward-
looking statements, which speak only as of the date they are made. New risk factors emerge from time to time, and it is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
Except to the extent required by law, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions, or circumstances on which any statement is based.

PART I
ITEM 1. BUSINESS
Overview
Gannett Co., Inc. ("Gannett", "we", "us", "our", or the "Company") is a diversified media company with expansive reach at the national and local level dedicated to empowering and enriching communities. We seek to inspire, inform, and connect audiences as a sustainable, growth focused media and digital marketing solutions company. Through our trusted brands, including the USA TODAY NETWORK, comprised of the national publication, USA TODAY, and local media organizations, including our network of local properties, in the United States (the "U.S."), and Newsquest, a wholly-owned subsidiary operating in the United Kingdom (the "U.K."), we provide essential journalism, local content, and digital experiences to audiences and businesses. We deliver high-quality, trusted content with a commitment to balanced, unbiased journalism, where and when consumers want to engage. We prioritize a digital-first strategy, focusing on audience growth and engagement while diversifying revenue streams. Our digital marketing solutions brand, LocaliQ, supports small and medium-sized businesses
("SMBs") with innovative digital marketing products and solutions. Our mission remains to inspire, inform, and connect communities while driving sustainable growth for our customers, advertisers, partners, and shareholders.
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
We have prioritized growing digital revenues by expanding our reach and engagement with customers across markets and diversifying digital revenues through meaningful monetization streams. In 2024, total digital revenues, which includes Digital advertising revenues, Digital marketing services revenues, Digital-only subscription revenues, and Other Digital revenues, including digital content syndication, affiliate and content partnerships, and licensing revenues, grew to $1.1 billion, or 44% of our total revenues. As of December 31, 2024, we had approximately two million paid digital-only subscriptions, which outnumbered our print subscriptions. Our U.S. media network, which includes USA TODAY and our domestic network of local properties, averaged approximately 140 million(a) unique visitors monthly during 2024 to our digital platforms. In the U.K.,
Newsquest is a publishing and digital leader with a network of websites that averaged approximately 53 million(b) unique visitors monthly during 2024. In total, we averaged 193 million(a)(b) unique visitors across both the Domestic Gannett Media and
Newsquest segments during 2024.
We believe that a number of factors and industry trends have, and will continue to, present risks and challenges to our business. For a detailed discussion of certain factors that could materially affect our business, results of operations and financial condition, see "Item 1A — Risk Factors."
Strategy
We are committed to inspiring, informing and connecting audiences as a sustainable, growth-focused media and digital marketing solutions company. Our strategy is rooted in three operating pillars: (i) expanding our reach and engagement, (ii)
diversifying our digital revenues, and (iii) strengthening our capital structure, all supported by what we believe is a stable and increasingly agile foundation which we continue to optimize as the business and industry evolves. We believe our strategy will allow us to continue our evolution to a sustainable, growth-focused media and digital marketing solutions company.
Foundation for ongoing growth
We continue to optimize and improve our infrastructure – through ongoing systems consolidations and migrations, improving process workflows, leveraging evolving technology, and ensuring we have the synergy across the organization expected to deliver the stabilization required to fuel our plan into the future. We also continue to invest in our people and in the skills needed to support our future aims and to retain our talent by remaining an attractive place to work.
Three operating pillars
Expand reach and engagement with our customer segments
We believe that a key to our ongoing growth is expanding our base – including clients in our DMS segment and audience in our Domestic Gannett Media and Newsquest segments – and optimizing our revenue streams across this growing base.
As of December 31, 2024, we have built one of the largest digital audiences in the U.S. media sector, both locally and nationally. For both the Domestic Gannett Media and Newsquest segments, we seek to continue to strengthen the connection with our audience by providing relevant content and expanded offerings that resonate with our readers. We believe a scaled, engaged audience is the catalyst for creating diversified, predictable, and repeatable digital revenues.
In our DMS segment, we seek to enhance our customer acquisition efforts by targeting client profiles and broadening our product portfolio. By capitalizing on our domain expertise, we aim to grow our addressable market and provide comprehensive solutions that meet the evolving needs of our clients.
Diversify digital revenues
We expect to continue to expand the ways that we grow digital revenues through creating a diverse portfolio of meaningful digital revenue streams and employing a holistic monetization strategy that maximizes revenue opportunities across the spectrum and tailors such opportunities based on individual consumer habits.
Our strategy aims to allow us to more fully monetize the numerous visitors to our digital platforms, approximately 193 million(a)(b) unique monthly visitors during 2024, capitalizing on every interaction. Each interaction is an opportunity to present a digital advertising offering, a digital-only subscription, an e-commerce opportunity, or to reach consumers more broadly who access our content via our paid syndication partners. By optimizing our interactions with readers, we aim to fully leverage our digital portfolio of products and maximize the overall revenue opportunity while providing each consumer with a meaningful experience.
Likewise, our digital marketing solutions business is focused on optimizing and expanding our core digital marketing services products and solutions while enhancing our portfolio with an Artificial Intelligence ("AI") powered software solution, which we expect to increase our addressable market, improve retention, and increase Core platform revenues. Refer to "Key
Performance Indicators" below for further discussion of Core platform revenues.
Strengthen our capital structure
We remain focused on reducing debt, generating consistent cash flow, and creating flexibility to reinvest in growth initiatives. We believe this disciplined approach supports our ability to innovate and adapt while ensuring long-term financial health.
Domestic Gannett Media Segment
Our Domestic Gannett Media segment is comprised of USA TODAY, daily and weekly content brands in approximately
220 local U.S. markets across 43 states and our community events business, USA TODAY NETWORK Ventures. As of
December 31, 2024, we operated over 330 digital news and media brands across our portfolio.
Our core offerings include:
•Digital: digital-only subscriptions for local brands, USA TODAY, sports, and games. Subscribers also receive E-
Newspapers, offering digital replicas of print editions with additional features, such as article sharing and access to archived editions; and
•Print: home delivery offered on a subscription basis ("home delivery"), single copy, and non-daily publications (i.e., shoppers and niche publications).
We aim to engage more than 130 million monthly digital and print consumers through evolving digital strategies, and optimizing product types to balance consumer and advertiser needs. The number of products within each publication type shifts regularly as we identify opportunities to best serve consumer and advertiser needs.
Approximately 85% of our daily media brands domestically have been published for more than 100 years. We believe the longevity of our publications demonstrates the value and relevance of the local information we provide and has created a strong foundation of reader loyalty and a highly-recognized media brand name in each community we serve. Our trusted brands, which includes USA TODAY, are powered by an integrated and award-winning news organization, which as of December 31, 2024, comprised of approximately 3,100 journalists with deep roots in approximately 220 local communities.

The scale of our consumer audience across the Domestic Gannett Media segment, combined with a full funnel suite of products, makes us an attractive marketing partner to various local and national businesses trying to reach consumers. We reach
1 in 2 adults(a) in the U.S., led by USA TODAY and amplified by local media brands within the USA TODAY NETWORK.
We are the leading news media publisher in the U.S. in terms of circulation and have the largest digital audience in the News and Information category, excluding news aggregators, based on the December 2024 Comscore Media Metrix® Desktop +
Mobile. Per those metrics, our content reaches more people digitally than Fox News Media, CNN Network, New York Times
Digital, or WashingtonPost.com(a).
During 2024, our U.S. media network, which includes USA TODAY and our network of local properties, had a total digital audience of approximately 140 million(a) monthly unique visitors, on average. In addition, during 2024, the combined average daily print readership was approximately 2.6 million on Sunday and 2.3 million daily Monday through Saturday, primarily driven by our domestic local property network and to a lesser extent, USA TODAY.
Domestic Gannett Media segment revenues
The Domestic Gannett Media segment primarily generates revenue through subscriptions to our print and digital products, advertising augmented by full funnel solutions including digital marketing services, and, to a lesser extent, commercial printing and distribution. The Domestic Gannett Media segment is focused on monetizing its digital audience, through multiple digital revenue touchpoints, such as digital subscriptions, digital content syndication, affiliate and content partnerships, digital advertising leveraging both first and third-party data, and new product offerings. We are focused on growing digital revenues through a balanced, multi-point monetization strategy while maintaining a robust print base with subscription models and innovative delivery methods, such as same day mail.
Our advertising teams employ a multi-product, platform, and location approach to advertising sales. With local market teams, national and centralized sales, and self-service options, we aim to maximize the scale of our network. We offer a comprehensive portfolio of print and digital advertising, including digital marketing services, tailored to meet the unique needs of advertisers, from small local businesses to complex national brands. As advertisers navigate the challenges of managing media budgets and reaching shifting audiences, we provide trusted expertise, access to wide ranging audiences, a nationally scaled sales force, and targeted, integrated solutions. Our broad portfolio positions us to influence attitudes and behavior at every stage of the purchase path.
Digital revenues
Digital revenues at the Domestic Gannett Media segment were $692.7 million in 2024 compared to $641.7 million in 2023, which represented 36% of total Domestic Gannett Media segment revenues in 2024, up from 31% in 2023.
We track our Digital revenues in four main categories: digital advertising, digital marketing services, digital-only subscription and digital other. Below are descriptions of these categories:
•Digital advertising offerings include direct sold display advertising and programmatic advertising that leverages both first and third-party data delivered on either our digital products or off-platform as well as classified advertisements such as auto, employment, real estate, legal, and obituary notifications, which may leverage third-party providers.
•Digital marketing services represent our integrated, proprietary marketing platform that helps local businesses build their online presence through high conversion websites, drives awareness and leads through products such as search engine marketing, manages and nurtures leads through our marketing automation platform, and measures which activities are most effective. Our digital marketing services utilize digital inventory across a number of third-party websites.
•Digital-only subscription offerings reflect the digital distribution of our publications.
•Digital other revenues are mainly derived from digital content syndication, affiliate and content partnerships and licensing revenues.
Growing total digital revenues remains one of our top priorities, including a focus on growing paid digital-only subscription revenues. We have focused our efforts on maximizing the total digital revenue of each unique visitor, employing a holistic approach to monetization. As of December 31, 2024, our targeted subscription acquisition efforts resulted in approximately 2.0 million paid digital-only subscriptions. We are focused on acquiring highly engaged, long-term, profitable subscribers, as well as extending the subscribers lifetime value. As a result of this strategy, in 2024 we increased Digital-only average revenue per user ("Digital-only ARPU") by 21.2% compared to 2023. Refer to "Key Performance Indicators" in
Management's Discussion and Analysis of Financial Condition and Results of Operations" below for further discussion of
Digital-only ARPU.

Print and commercial revenues
Print and commercial revenues at the Domestic Gannett Media segment were $1.2 billion in 2024, compared to $1.5 billion in 2023, which represented 64% of total Domestic Gannett Media segment revenues in 2024, down from 69% in 2023, making it our single largest revenue category in 2024.
We track our Print and commercial revenues in three primary categories: print advertising, print circulation, and commercial and other. Below are descriptions of the categories:
•Print advertising is mainly derived from local and national advertising runs in our print products, such as our daily or non-daily publications, and are either display advertising or preprinted inserts.
•Print circulation reflects the sale of both home delivery and single copy sales of our publications.
•Commercial and other reflects revenues generated from commercial printing and distribution arrangements, and revenues from our events business.
Our all access content subscription model in our local markets includes a home delivered print product along with access to our content via multiple digital platforms, with subscription prices varying by market, frequency, and product, among other variables. As of December 31, 2024, we had approximately 1.0 million print subscribers.
In the U.S. local markets, print circulation revenue is largely subscription based, with approximately 85% of print circulation revenues derived from home delivery subscriptions in 2024. In addition to the subscription model in our U.S. local markets, single-copy print editions continue to be sold at retail outlets and accounted for approximately 9% of daily and 14% of
Sunday net paid circulation volume in 2024. Approximately 44% of the net paid circulation volumes of USA TODAY in 2024 was generated by single-copy sales at retail outlets, vending machines, or hotels that provide copies to their guests. Net paid circulation volumes of USA TODAY also include home and office delivery, mail, educational, and other sales.
Events
USA TODAY NETWORK Ventures, our events and promotions business, diversifies the Company's media offerings by connecting communities through impactful experiences. In 2024, USA TODAY NETWORK Ventures hosted a variety of in-
person and virtual events, attracting over 430 thousand attendees. Our portfolio includes home and garden shows, food and wine festivals, high school sports recognition programs, including the USA TODAY High School Sports Awards, and major events such as the Hot Chocolate 15K/5K, RAGBRAI, and Detroit Free Press Marathon.
USA TODAY NETWORK Ventures revenues are generated primarily through sponsorship sales, race registrations, and ticket sales, which are reported in other revenues, and print and digital advertising and marketing revenues.
Production and Distribution
As of December 31, 2024, Gannett Publishing Services ("GPS") owned and/or operated 16 production facilities. By clustering our production resources, utilizing excess capacity for commercial work, or outsourcing where cost-beneficial, we seek to reduce the operating costs of our publications while enhancing the quality of our small and mid-size market publications.
GPS leverages existing assets, including employee expertise, equipment, and distribution networks, to produce print products for Gannett and third-party customers. We aim to continue to optimize our geographic footprint to efficiently produce and transport printed products, with daily newspaper distribution generally outsourced to independent third-party distributors.
We continuously explore lower-cost delivery options.
We continue to refine our production and distribution methods. In 2024, we converted 55 publications to same-day mail delivery via the U.S. Postal Service in certain markets where it is viable from a customer and financial perspective. Our goal is to reliably deliver to the consumer, and in some cases, at lower costs, as well as eliminate unprofitable distribution routes where possible. We intend to continue to explore mail delivery in 2025.
Competition
Our Domestic Gannett Media operations and affiliated digital platforms compete with other media and digital companies for advertising and marketing spend. Additionally, we compete for circulation and readership against other news and information outlets and amateur content creators, some of which offer their content free of charge. Each of our publications compete for advertising revenues to varying degrees with traditional media outlets such as direct mail, yellow pages, radio, outdoor advertising, broadcast and cable television, magazines, local, regional and national newspapers, shoppers, and other print and online media sources. We also increasingly compete with technology and social media companies, as well as advertising networks and other programmatic buying channels for advertising revenues.
Development of opportunities in, and competition from, digital and social media platforms, including websites, mobile applications, social products, and AI continues to increase. There is very little barrier to entry and often limited capital requirements for new companies to enter the market with competitive digital products. Additionally, there are times when we are not, or in the future we may not be, compensated for the use of our original content by third-party digital products and social platforms, including AI-driven platforms.
We expect the Domestic Gannett Media segment to continue to protect its audience market share and to expand its audience reach in the digital media industry through a focus on high quality content and journalism, internal audience development efforts, content distribution programs, acquisitions, and partnerships. Additionally, we expect the Domestic
Gannett Media segment to continue to improve its suite of advertising and marketing services products through both internal development and partnerships.
Joint Operating Agreement
Our Domestic Gannett Media subsidiary in Detroit, Michigan is party to a partnership which is subject to and operates under a joint operating agreement ("JOA"). Under the JOA, the partnership performs the production, sales, distribution, and back-office functions for our subsidiary and the publisher of another publication. The term of the Detroit JOA will end as of
December 31, 2025 unless the partners reach an agreement to continue. Operating results for the Detroit JOA are fully consolidated along with a charge for the minority partner's share of profits. Effective June 30, 2024, York Dispatch Publishing
Company withdrew as a limited partner from the JOA in York, Pennsylvania. As a result, as of June 30, 2024, the Company no longer pays a management fee associated with the York JOA.
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

The following table lists information for our major publications and their affiliated digital platforms within the listed market in the U.S., as well as our national publication, USA TODAY, as of December 31, 2024.

	Circulation
Location	Daily(1)	Sunday(1)	Digital-only(2)
USA TODAY	99,974	—	402,948
Detroit, MI	25,743	62,461	119,433
Phoenix, AZ	39,841	58,738	71,923
Milwaukee, WI	26,004	44,539	55,068
Indianapolis, IN	18,187	26,618	48,714
Cincinnati, OH	17,637	27,248	34,430
Columbus, OH	15,231	23,207	39,852
Des Moines, IA	15,527	24,627	36,050
Austin, TX	11,513	16,319	40,401
Palm Beach, FL	16,837	20,607	27,723
Louisville, KY	15,270	21,844	25,272
Nashville, TN	11,853	17,182	31,544
Rochester, NY	15,113	23,066	20,142
Providence, RI	15,694	19,421	20,548
Bergen County, NJ	14,691	18,154	20,362
Oklahoma City, OK	11,265	15,581	25,338
Sarasota, FL	14,187	16,945	20,214
Akron, OH	14,911	19,227	16,064
Naples, FL	11,721	13,582	21,479
Asbury Park, NJ	11,760	16,240	18,573
(1) Print volumes are based on reported copy sales per issue for the period January 2024 through December 2024.
(2) Digital-only reflects reported subscription volumes as of December 31, 2024.

Newsquest Segment
Our Newsquest segment in the U.K. is comprised of over 210 digital news and media brands across our portfolio, including over 150 daily and weekly newspapers and over 60 magazines as of December 31, 2024.
Our core offerings include:
•Digital: digital-only subscriptions for local brands, magazines, and sports verticals; and
•Print: single copy, home delivery, and non-daily publications (i.e., weekly news brands, shoppers and niche publications).
Many of our publications are located in small and mid-size markets where we are often the primary provider of comprehensive local community news and information. We reach a large, diverse audience through our print and digital daily and non-daily publications throughout the U.K. As of December 31, 2024, our journalism network is powered by an integrated and award-winning news organization comprised of approximately 500 journalists.
The scale of our consumer audience across the Newsquest segment, combined with a full funnel suite of products, makes us an attractive marketing partner to various local and national businesses trying to reach consumers. In 2024, Newsquest had a digital audience of approximately 53 million(b) monthly unique visitors, on average, with a total average print readership of approximately 4.0 million every week.
Newsquest segment revenues
The Newsquest segment generates revenue primarily through advertising, single-copy sales and subscriptions to our print and digital products, augmented by full funnel advertising solutions including digital marketing services, and, to a lesser extent, commercial printing and distribution. The Newsquest segment is focused on monetizing its large organic audience of approximately 53 million(b) monthly unique visitors, on average, through multiple digital revenue touchpoints, such as digital subscriptions, affiliate and content partnerships, digital advertising leveraging both first and third-party data, new product offerings, and sports verticals. We believe this strategic focus, coupled with our unwavering commitment to delivering engaging and essential content, will enable us to better optimize our audience and accelerate our digital revenue growth.
Our advertising operations leverage a multi-faceted approach across products, platforms, and locations. We operate sales teams in local markets as well as a national sales agency, in conjunction with self-service options, to maximize the scale of our network. Our advertising teams sell a full portfolio of print and digital advertising, including digital marketing services. This diverse set of products can be specifically tailored to the individual needs of advertisers from small, locally owned merchants to large, complex national brands. Our comprehensive portfolio encompasses print and digital advertising, along with digital marketing services, designed to serve a spectrum of clients, from small local businesses to complex national brands. As advertisers face the challenges of managing media budgets and engaging evolving audiences, we provide trusted expertise, access to wide ranging audiences, a nationally scaled sales force, and integrated, targeted solutions. This expansive portfolio enables us to drive influence and impact consumer behavior throughout the entire purchase journey.
Digital revenues
Digital revenues at the Newsquest segment were $79.3 million in 2024 compared to $74.9 million in 2023, which represented 33% of total Newsquest segment revenues in 2024, up from 32% in 2023.
We track our Digital revenues in four main categories: digital advertising, digital marketing services, digital-only subscription and digital other. Below are descriptions of these categories:
•Digital advertising offerings include direct sold display advertising and programmatic advertising that leverages both first and third-party data delivered on either our digital products or off-platform as well as classified advertisements such as auto, employment, real estate, legal, and obituary notifications, which may leverage third party providers.
•Digital marketing services represent our integrated, proprietary marketing platform that helps local businesses build their online presence through high conversion websites, drives awareness and leads through products such as search engine optimization and marketing, manages and nurtures leads through our marketing automation platform, and measures which activities are most effective. Our digital marketing services utilize digital inventory across a number of third-party websites.
•Digital-only subscription offerings reflect the digital distribution of our publications.
•Digital other revenues are mainly derived from digital content syndication.

Maximizing our digital revenues remains one of our top priorities as we aim to strike the optimal balance between digital revenue categories. In 2024, our paid digital-only subscriptions grew approximately 33%, which we believe underscores the value of our unique and essential content and reflects our ability to deliver experiences that resonate with our audience and foster engagement. We are also focused on expanding our content offerings and enhancing our product suite to meet the needs of our consumers and leverage our expansive organic audience. Refer to "Key Performance Indicators" below for further discussion of digital-only subscriptions.
Print and commercial revenues
Print and commercial revenues at the Newsquest segment were $160.0 million in 2024 compared to $159.1 million in
2023, which comprised 67% of total Newsquest segment revenues, down from 68% in 2023.
We track our Print and commercial revenues in three primary categories: print advertising, print circulation and commercial and other. Below are descriptions of the categories:
•Print advertising is mainly derived from local and national advertising runs in our print products, such as our daily or non-daily publications, and are either display and classified advertising or preprinted inserts.
•Print circulation reflects the sale of both home delivery and single copy sales of our publications.
•Commercial and other reflects revenues generated from commercial printing and distribution arrangements.
Production and Distribution
As of December 31, 2024, the Newsquest segment owned and/or operated four production facilities. By clustering our publication resources, utilizing excess capacity for commercial work, or outsourcing where cost-beneficial, we seek to reduce the operating costs of our publications while increasing the quality of our small and mid-size market publications that would typically not otherwise have access to high quality production facilities at competitive costs. We believe we are able to reduce future capital expenditure needs by having fewer overall pressrooms and buildings.
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
Competition
Our Newsquest segment operations and affiliated digital platforms compete with other media and digital companies for advertising and marketing spend. Our operations also compete for circulation and readership against other news and information outlets and amateur content creators, some of which offer their content free of charge. Each of our publications compete for advertising revenues to varying degrees with traditional media outlets such as direct mail, radio, outdoor advertising, broadcast and cable television, magazines, local, regional and national newspapers, and other print and online media sources, including local blogs. We also compete with digital and social media companies, as well as advertising networks and other programmatic buying channels for advertising revenues.
Development of opportunities in, and competition from, digital and social media, including websites, mobile applications, and social products continues to increase. There is very little barrier to entry and often limited capital requirements for new companies to enter the market with competitive digital products. Additionally, there are times when we are not, or in the future we may not be, compensated for the use of our original content by third-party digital products and social platforms.
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
Circulation
The Newsquest segment has a portfolio of over 150 news and media brands and over 60 magazines, published in print and online in the U.K., with a digital audience in 2024 averaging approximately 53 million(b) monthly unique visitors and approximately 4.0 million total weekly average print readers. In addition to local news brands, the Newsquest segment owns the digital businesses s1jobs and s1Homes, Exchange & Mart, and a specialist magazine business.
The following table presents information for our major local media organizations and affiliated digital platforms operated by our Newsquest segment in the U.K. as of December 31, 2024:

DAILY PAID-FOR LOCAL MEDIA ORGANIZATIONS AND AFFILIATED DIGITAL PLATFORMS / NEWSQUEST
Title	Location	Circulation Monday - Saturday(1)	Digital-only(2)
Basildon & Southend Echo	Basildon, Southend on Sea	7,003	1,720
Bournemouth - The Daily Echo	Bournemouth	4,895	5,272
Bradford Telegraph & Argus	Bradford	3,875	2,783
Colchester Daily Gazette	Colchester	3,237	879
Dorset Echo	Dorset	3,781	1,713
East Anglian Daily Times	Ipswich	6,078	3,910
Eastern Daily Press	Norwich	12,036	4,579
Glasgow - Evening Times	Glasgow	4,903	821
Greenock Telegraph	Greenock	4,114	1,531
Ipswich Star	Ipswich	2,423	1,101
Lancashire Telegraph	Blackburn, Burnley	2,760	1,761
News & Star	Carlisle	1,737	1,500
Norwich Evening News	Norwich	2,627	1,088
Oxford Mail	Oxford	3,836	2,859
South Wales Argus - Newport	Newport	3,283	2,085
Southampton - Southern Daily Echo	Southampton	5,561	3,827
Swindon Advertiser	Swindon	3,513	2,307
The Argus Brighton	Brighton	3,654	2,475
The Bolton News	Bolton	3,469	2,420
The Herald, Scotland	Glasgow, Edinburgh	9,943	10,554
The Leader	Wrexham	2,765	686
The Mail	Cumbria	2,046	943
The National, Scotland	Glasgow, Edinburgh	2,567	8,151
The Northern Echo	Darlington	7,739	2,659
The Press - York	York	4,679	2,066
Worcester News	Worcester	2,492	1,325
(1) Print volumes are based on reported copy sales per issue for the period January 2024 through December 2024.
(2) Digital-only reflects reported subscription volumes as of December 31, 2024.
Digital Marketing Solutions Segment
Our DMS segment, operating under the brand LocaliQ, provides digital advertising and marketing products and solutions to help local businesses succeed. Its cloud-based platform offers a suite of products and solutions for marketing automation, AI-
driven advertising optimization, and customizable reporting. LocaliQ helps businesses build online presence, drive consumer awareness, manage leads, and measure marketing performance across multiple channels. The platform is an all-in-one suite of products and solutions that delivers relevant marketing messages to local consumers, helps optimize marketing budgets, and provides actionable insights to advertisers. In 2024, LocaliQ launched Customer Center powered by Dash®, an AI-powered platform, which provides AI-generated call attributes, AI-assisted call details, and a customer interaction activity feed with AI-
generated insights.
We believe we have an advantage successfully reaching the SMBs given our scaled sales force, long-standing involvement in and knowledge of the communities in which we operate, and vast data accumulated through decades of campaign management. We believe we offer a lower cost of acquisition for our customers based on our extensive data and experience in optimizing campaigns. We also believe we have the technology, the experience, and the relationships to provide best-in-class metrics.

We believe the DMS segment provides a scalable business model due to its consistent customer budget retention rates, averaging 96% in 2024. In addition, we believe that ongoing investment in product and marketing, combined with sales channel expansion, are critical to growing the number of core platform customers. As of December 31, 2024, our core platform average customer count was approximately 14,300 at our DMS segment. Refer to "Key Performance Indicators" below for further discussion of core platform average customer count.
DMS Digital marketing services revenues are subject to moderate seasonality due primarily to fluctuations in marketing budgets for seasonal businesses. We believe the diversification of the product suite will, over time, reduce the impact from seasonal fluctuations.
Products
Digital marketing requires a holistic view of how online presence, advertising and conversion efforts work together to achieve results. Our products and solutions work across the USA TODAY NETWORK and major online platforms such as
Google, Facebook, Microsoft, Yelp, Snap, and others. Our products and solutions portfolio offers a simple all-in-one platform powered by AI and service experts that grows and adapts with the needs of local business owners. For example, some businesses might need to significantly improve their websites and focus on converting sales leads, while others may need to focus on building awareness of their business and driving more leads to their site and social pages. LocaliQ identifies the biggest opportunities and provides solutions by recommending the right mix of product platform features and measuring results.
Our products and solutions focus on three key categories local businesses need to manage in order to grow:
•Get Found: Listings, websites and landing pages, search engine optimization and social media marketing.
•Scaling Their Business: Search engine marketing, display ads, video ads, social ads, targeted email marketing, and custom promotions. Search engine marketing, which is recorded as Digital marketing services revenues, accounted for
68% of our DMS segment's total revenues for the year ended December 31, 2024.
•Converting and Keeping Customers: Customer Center powered by Dash® and chat.
Distribution
We deliver our suite of products and solutions to local businesses through a combination of our proprietary technology platform, our sales force, and select third-party agencies and resellers. Our DMS segment has sales operations in the U.S.,
Canada, New Zealand, Australia, India and the U.K. During 2024, approximately 95% of our DMS segment revenues were generated in North America and the remaining 5% from other international markets. All DMS segment revenues are digital revenues.
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
Government Regulation
We are subject to a variety of laws, rules, and regulations in numerous jurisdictions within the U.S. and in each of the countries where we conduct business. These laws, rules, and regulations cover several diverse areas, including environmental matters, employee health and safety, data and privacy protection, consumer protection and anti-trust provisions. These U.S.
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
Environmental Regulation
We are committed to its strategy of protecting the environment. Our goal is to ensure our production and distribution facilities comply with applicable federal, state, local, and foreign environmental laws and to incorporate appropriate environmental practices and standards in our operations. We believe we are one of the industry leaders in the use of recycled newsprint. During 2024, 12% of our domestic newsprint purchases contained recycled content, with average recycled content of
22%.
Our operations use inks, solvents, and fuels. The use, management, and disposal of certain of these substances are regulated by environmental agencies. In addition, there is increasing attention in the U.S. and worldwide concerning the issue of climate change and the effect of greenhouse gas emissions. We believe that understanding and managing greenhouse gas emissions are important to effectively mitigate our impact to the environment. See "Climate Change" below.
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
Raw Materials
Newsprint, which is the basic raw material used in our print publications, has been and may continue to be subject to significant price changes from time to time. During 2024, we purchased newsprint as well as other specialty paper grades from
14 domestic and global suppliers. Our total consumption was approximately 96,000 metric tons in 2024, a decrease of 16%
from 2023, which included consumption by our owned and operated print sites, third-party printing sites, and Newsquest, and includes consumption for Gannett products as well as products printed commercially for third-parties. Newsprint capacity reductions through the closure of mills or the conversion of paper machines to other products or grades of paper has reduced the number of newsprint suppliers over the years. North American suppliers are becoming a larger share of the global market and domestic and global supply are susceptible to supply chain disruptions and pricing volatility tied to economic and geopolitical factors. The availability and price of newsprint is subject to numerous risks and uncertainties, which are described more fully under "Item 1A — Risk Factors" in this Annual Report on Form 10-K.
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
We are exposed to potential increases in interest rates associated with our new $900.0 million five-year first lien term loan facility, which as of December 31, 2024, accounted for approximately 76% of our outstanding debt, as well as fluctuations in foreign currency exchange rates, primarily related to our operations in the U.K. We expect continued uncertainty and volatility in the U.S. and global economies which will continue to impact our business. See "Item 1A — Risk Factors" in this Annual
Report on Form 10-K.
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
Human Capital Resources
We believe our employees are our greatest asset and the foundation of our business is the people and employees who make our day-to-day operations possible. Having and fostering a broad range of experiences, opinions and perspectives are core to our shared values and form the critical pillars of how we deliver value to our customers and communities.
Enabling a positive employee experience, remains a top priority at Gannett. Aligned to our purpose, we endeavor to provide engaging work and foster a learning culture that supports our employees' ability to reach their goals and continue to develop new skills and capabilities. We invest in management development to enable strong team-based connections and to support effective manager to employee dialogue. Culture building is a priority on a local, divisional and enterprise level. Our efforts include supporting volunteer participation in our employee resource groups, with thirteen active employee resource groups operating in the Company as of December 31, 2024. Volunteer employee resource group leaders set annual goals utilizing a strategic "4c" model, where Career, Culture, Company, and Community objectives are set and used to determine topics for programming and live discussions, as well as track progress and successes. Our programming and consistent communication across our entire workforce includes intersectional employee resource group events, monthly Town Hall meetings with our Chief Executive Officer and senior leadership, and many communication channels, including, as an example, our bi-monthly Focused Leader guide, and our monthly Together employee newsletter, which shares strategies on topics such as hybrid working, staying socially and professionally connected, and highlighting individual employee career progression stories.
Throughout the year we engage employees through lifecycle milestones to maintain a clear pulse on the employee experience. Annually, the performance review process begins with goal setting and includes structure for regular manager feedback and coaching. We incorporate individual development plans to assist with the career growth of our employees. During
2024, there was an added focus each month on enabling management effectiveness by sharing specific programs, tools, forums, and communications for people managers. We also have implemented a Company-wide mentor platform that allows for targeted mentor/mentee cohorts to further enable career elevation progress.
As of December 31, 2024, we employed approximately 8,900 employees in the U.S., of which approximately 17% were represented by labor unions, most of which were affiliated with one of seven international unions. As of December 31, 2024, there were approximately 2,800 employees outside of the U.S., including approximately 1,900 employed by Newsquest in the
U.K. Our U.K. subsidiaries bargain with two unions over working practices, wages, and health and safety issues. Most of our unionized employees work under collective bargaining agreements. As of December 31, 2024, there were approximately 66 existing collective bargaining agreements and five bargaining units negotiating initial contracts. While we have experienced isolated work stoppages from time to time, we believe relations with our employees are generally good.
Environmental, Social and Governance ("ESG") Initiatives
As a leading media organization, our longstanding corporate social responsibility position is driven by our deep commitment to our communities. We are dedicated to ensuring that we have mindful and ethical business practices that positively impact our world. In early 2024, we published our 2024 ESG Report detailing the progress we made on our U.N.
Sustainable Development Goals ("U.N. SDGs") that include Reduced Inequalities, Climate Action, and Peace, Justice, and
Strong Institutions. The 2024 ESG Report highlighted several key achievements, such as improvements to our workplace diversity, further reductions in our total paper consumption, and the successful completion of our inaugural climate disclosure project questionnaires for climate change and forests.
Gannett is committed to ensuring our coverage is widely available, actively promoted across our media sites and marketed to our millions of registered users. In January 2025, we published our network-wide 2024 Journalism Impact Report, which highlighted what we believe are the most influential articles we produced in 2024 and covers topics such as coverage on inclusion, diversity and equity as well as climate change. The Company is committed to the ongoing publishing of an annual network-wide Journalism Impact Report, which surfaces the top stories we produced that led to action.
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
We invested in a best-in-class carbon accounting software and partnered with Green Impact to implement this software and enhance our ability to capture emissions data on an expanded number of assets and scopes. To build upon our progress in measuring and tracking our Scope 1 and 2 emissions, we have plans to expand into Scope 3 categories. Gannett recognizes that if we are to contribute towards achieving net zero, we need to establish our full carbon footprint baseline, implementing reduction strategies along our journey.
Gannett continues to harness employee enthusiasm through Sustainability Forward, which is an employee resource group focused on bringing together a community of employees who are passionate about ESG topics. Sustainability Forward aims to align initiatives and efforts that support Gannett’s commitment to sustainability, climate, people, and communities with a mission to contribute to a better, more inclusive, and equitable planet. In 2024, the group hosted monthly meetings, community initiatives, and company-wide events and training geared toward education, climate change solutions, traditions and investing in companies dedicated to saving our planet. With consistent growth throughout the year, the Sustainability Forward employee resource group ended 2024 with approximately 150 employees across the Company.
Gannett is committed to continuing to include more detailed articles to provide broader context to news in health, environment and science and include in-depth analyses that explore questions of how and why health and climate trends matter to our readers. In 2024, Gannett’s U.S. National Climate Change Cross team published over 10,600 stories, newsletters or major projects about climate change and the environment. Additionally, the USA TODAY NETWORK publishes a weekly newsletter, Climate Point, that curates content about the environment, sustainability, and climate change from across the network for a national audience, helping readers make better informed decisions for themselves, their families, and their communities.
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
Use of Website to Distribute Material Company Information
The Company's website address is www.gannett.com. The Company uses its website as a channel of distribution for important company information and we use the investors.gannett.com website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Important information, including press releases, analyst and other presentations, transcripts, and financial information regarding the Company, is routinely posted on and accessible on the Investor Relations and News and Events subpages of its website, which are accessible by clicking on the tab labeled "Investor Relations" and "News and Events", respectively, on the website home page. The Company also uses its website to expedite public access to time-critical information regarding the Company in advance of or in lieu of distributing a press release or a filing with the SEC disclosing the same information. Therefore, investors should look to the Investor
Relations, and News and Events subpages of the Company's website for important and time-critical information. Visitors to the
Company's website can also register to receive automatic e-mail and other notifications alerting them when new information is made available on the Company's website.
The contents of our websites are not intended to be incorporated by reference into this Annual Report or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

References
(a) 2024 Comscore Inc., US Multi-Platform, Desktop 2+ and Total Mobile 18+, December 2023-December 2024
(b) Newsquest used Adobe Analytics to identify unique visitors between January 2024 and December 2024

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
•The majority of our indebtedness is held by one creditor, who may have interests that diverge from our interests and the interests of our stockholders.
•If we are unable to raise funds necessary to repurchase the 2027 Notes or the 2031 Notes upon a fundamental change as described in the 2027 Notes Indenture and the 2031 Notes Indenture, there may be defaults under such indentures and under agreements governing our existing or future indebtedness. In addition, a change of control may constitute a default under the 2029 Term Loan Facility, the 2027 Notes or the 2031 Notes.
•Our strategy of growing our paid digital-only subscriber base may negatively impact advertising revenues in the near term.
•We may be unsuccessful in our efforts to execute our digital revenue strategy and optimize our revenue streams.
•Our DMS segment utilizes online media acquired from third parties and our business could be materially adversely affected if these companies take actions that are adverse to our interests or otherwise restrict our ability to do business.
•Any required changes in practices and techniques to enhance the customer experience, including for enhanced data privacy, could materially and adversely impact our advertising revenues and business results, and impair our ability to acquire consumers efficiently.
•Volatility in the U.S. and global economies, macroeconomic events, market disruptions, changes in the U.S. or international political environment, and other events outside of our control, have had, and may in the future have, a material and adverse impact on our business, financial condition, and results of operations.
•Our ability to generate revenues is highly sensitive to the strength of the local economies in which we operate and the demographics of the local communities that we serve.
•The collectability of accounts receivable under adverse economic conditions could deteriorate to a greater extent than provided for in our financial statements and in our projections of future results.
•Evolving regulatory matters may impact our business.
•If our reputation or brand is damaged, our ability to grow our user base, advertiser relationships, and partnerships may be impaired, and our business may be harmed.
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
•We regularly face risks related to cybersecurity incidents and threats, including attempts by malicious actors, which may be external or internal threat actors, to breach our security and compromise our information technology systems.
•Privacy and security-related laws and other data security requirements are constantly evolving and may increase our compliance costs and potential for liability, either of which may have an adverse effect on our business, financial condition, and results of operations.
•We use AI and may use other new technologies in our business. Challenges with properly managing their use by us or third parties could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.
•Defects, delays, or interruptions in the cloud-based hosting services we utilize, both directly and indirectly, could adversely affect our systems, reputation and operating results.
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
•We may not be able to generate future taxable income which may prevent our realization of deferred tax assets or require us to establish additional valuation allowances which could materially and adversely affect future reported results of operations.
•We are required to use a portion of our cash flows to make contributions to our pension and postretirement plans, which diverts cash flow from operations, and the amount of required future contributions may be difficult to estimate.
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
•The percentage ownership of our existing stockholders may be diluted in the future, including upon conversion of the 2027
Notes and/or the 2031 Notes, and holders of the 2031 Notes may possess significant voting power following conversion of the 2031 Notes.
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
Technological developments have in some cases also increased competition by lowering barriers to entry. Other digital platforms and technologies, such as user-generated content platforms and self-publishing tools, have reduced the effort and expense of producing and distributing certain types of content on a wide scale, allowing digital-only content providers, customers, suppliers and other third parties to compete with us, often at a lower cost. Additional digital distribution channels, such as digital marketplaces, have presented, and may continue to present, challenges to our business models, which could adversely affect our sales volume and pricing.
In addition, the competitive landscape may shift if other industry players adopt AI more swiftly. The use of AI may also affect the discoverability and presentation of our content and consequently our ability to monetize our digital audiences.
Furthermore, ethical concerns and public sentiment regarding AI could have reputational implications. See also the risk factor below under the heading "We use AI and may use other new technologies in our business. Challenges with properly managing their use by us or third parties could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations."
In order to compete effectively, we must differentiate and distinguish our brands and our products and services, respond to and develop new technologies, distribution channels and platforms, products and services, and anticipate and consistently respond to changes in consumer and customer needs, preferences and behaviors. For example, we rely on brand awareness, reputation and acceptance of our content and other products and services in order to retain and grow our consumers and subscribers. However, consumer preferences change frequently and are difficult to predict, and when faced with a multitude of choices, consumers may place greater value on the convenience and price of products and services than they do on their source, quality, or reliability. Online traffic and product and service purchases are also driven by internet search results, referrals from social media and other platforms and visibility on digital marketplace platforms and in mobile app stores. Search engine results and digital marketplace and mobile app store rankings are based on algorithms that are changed frequently, and social media and other platforms may also vary their emphasis on what content to highlight for users. Use of AI in search engines could result in decreased viewership and engagement with our media content. Any failure to successfully manage and adapt to these changes across our businesses, including those affecting how our content, apps, products, and services are discovered, prioritized, displayed, and monetized, could impede our ability to compete effectively by significantly decreasing traffic to our offerings, lowering advertiser interest in those offerings, increasing costs if free traffic is replaced with paid traffic and lowering advertising revenue and subscriptions. A loss in the expected popularity or discoverability of our content or other products and services could have a material adverse effect on our business, financial condition, or results of operations.
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
Our indebtedness, incurred from time to time, could have significant consequences on our future operations, including making it more difficult for us to satisfy our debt obligations and our other ongoing business obligations, which may result in defaults, and limit our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industries in which we operate, and the overall economy. As of December 31, 2024, our outstanding indebtedness included (i)
$850.0 million of term loans under a $900.0 million five-year first lien term loan facility (the "2029 Term Loan Facility"), (ii)
$38.1 million of 6.000% Senior Secured Convertible Notes due 2027 ("2027 Notes"), and (iii) $223.7 million of 6.000% Senior
Secured Convertible Notes due 2031 ("2031 Notes"). In addition, as of such date, $49.6 million of term loans was available to be borrowed on a delayed-draw basis.
All obligations under the 2029 Term Loan Facility, the 2027 Notes and the 2031 Notes are secured by all or substantially all of our assets and all or substantially all of the assets of our wholly-owned domestic subsidiaries. We may incur additional indebtedness in the future.
The 2029 Term Loan Facility matures on October 15, 2029, and bears interest, at Gannett Holdings LLC's option, at either the Adjusted Term Secured Overnight Financing Rate ("Adjusted Term SOFR") (which shall not be less than 1.50% per annum) plus a margin equal to 5.00% per annum or an alternate base rate (which shall not be less than 2.50% per annum) plus a margin equal to 4.00% per annum. The 2027 Notes and the 2031 Notes each bear interest at a rate of 6.00% per annum.
Accordingly, we are required to dedicate a substantial portion of cash flow from operations to fund interest payments. The 2029
Term Loan Facility is amortized at a rate of $17.0 million per quarter, with such rate to be adjusted upon the borrowing of any delayed-draw term loans to the extent necessary to cause such delayed-draw term loans to be fungible with the initial term loans under the 2029 Term Loan Facility. In addition, we are required to repay the 2029 Term Loan Facility from time to time with
(i) the proceeds of non-ordinary course asset sales and casualty and condemnation events, (ii) the proceeds of indebtedness that is not otherwise permitted under the 2029 Term Loan Facility and (iii) the aggregate amount of cash and cash equivalents on hand at the Company and our restricted subsidiaries in excess of $100.0 million as of the last day of any fiscal year of the
Company (beginning with the fiscal year ended December 31, 2024). Our debt service obligations reduce the amount of cash flow available to fund our working capital, capital expenditures, investments and potential distributions to stockholders.
Moreover, there can be no assurance that we will be able to generate sufficient cash flow to satisfy our debt service obligations.
Our ability to satisfy our debt service obligations depends on our ability to generate cash flow from operations, which is subject to a variety of risks, including general economic conditions and the strength of our competitors, which are outside our control.
The terms of our indebtedness impose significant operating and financial restrictions on us. The 2029 Term Loan Facility and the 2031 Notes require us to comply with numerous affirmative and negative covenants, including a requirement to maintain minimum liquidity of $30.0 million at the end of each fiscal quarter, and restrictions limiting our ability to, among other things, incur additional indebtedness, make investments and acquisitions, pay certain dividends, sell assets, merge, incur certain liens, enter into agreements with our affiliates, change our business, engage in sale/leaseback transactions, and modify our organizational documents. These requirements may make it impractical to declare and pay dividends at any time that the requirements are in effect. See also "Risks Related to our Common Stock" below.
A failure to satisfy our debt service obligations on the 2029 Term Loan Facility, a breach of a covenant in the 2029 Term
Loan Facility, or a material breach of a representation or warranty in the 2029 Term Loan Facility, among other events specified in the 2029 Term Loan Facility, could give rise to a default, which could give our lenders the right to declare our indebtedness, together with accrued interest and other fees, to be immediately due and payable. A failure to satisfy our debt service or conversion obligations on the 2027 Notes or the 2031 Notes, among other events specified in the indenture governing the 2027 Notes (the "2027 Notes Indenture") or the indenture governing the 2031 Notes (the "2031 Notes Indenture"), could also give rise to a default, which could give rise to the right of noteholders to declare the principal of the 2027 Notes and/or the
2031 Notes, together with accrued and unpaid interest, to be immediately due and payable. A default under the 2029 Term Loan
Facility or any of our indentures could also lead to a default under the other agreements governing our existing or future indebtedness (including the 2029 Term Loan Facility or any of our indentures, as the case may be). An acceleration of our indebtedness would have a material adverse effect on our business, financial condition, results of operations, cash flows and stock price.
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
The majority of our indebtedness is held by one creditor, who may have interests that diverge from our interests and the interests of our stockholders.
A majority of our outstanding indebtedness is held by entities controlled, managed or advised by a large financial sponsor.
We have historically relied on this financial sponsor with respect to a significant portion of our financing and credit needs. In the event that this sponsor is unable or unwilling to extend us credit, we may not be able to obtain financing on terms as favorable to us as those under current arrangements. As a result, we may face less available capital and be subject to more stringent covenants and higher borrowing costs.
Additionally, this creditor may have interests that diverge from our interests or interests of our stockholders, and it may exercise is rights as a creditor in a manner with which our stockholders may not agree or that may not be in the best interests of the Company. In particular, this creditor’s ownership of the majority of our indebtedness could limit our ability to take certain actions that are restricted under the agreements relating to our indebtedness. See "Risks Related to Our Indebtedness—Certain actions, including our ability to incur additional indebtedness, require the consent of our lenders and note holders which, if not provided, would limit our ability to take advantage of future opportunities."
To our knowledge, this creditor owns a majority in aggregate principal amount of the outstanding 2031 Notes. In the event that this creditor converts their 2031 Notes into Common Stock, they could possess significant voting power with respect to our
Common Stock and may have interests that are different from, or adverse to, the interests of our other stockholders. See "Risks
Related to Our Common Stock—The percentage ownership of our existing stockholders may be diluted in the future, including upon conversion of the 2027 Notes and/or the 2031 Notes, and holders of the 2031 Notes may possess significant voting power following conversion of the 2031 Notes."
If we are unable to raise funds necessary to repurchase the 2027 Notes or the 2031 Notes upon a fundamental change as described in the 2027 Notes Indenture and the 2031 Notes Indenture, there may be defaults under such indentures and under agreements governing our existing or future indebtedness. In addition, a change of control may constitute a default under the 2029 Term Loan Facility, the 2027 Notes or the 2031 Notes.
If there is a fundamental change, as defined in the 2027 Notes Indenture and the 2031 Notes Indenture, we must, if certain other conditions are met, make an offer to repurchase the 2027 Notes and the 2031 Notes at a price equal to 110% of the principal amount thereof, together with any accrued and unpaid interest, if any, to, but excluding, the date of the repurchase. If we become obligated to repurchase the 2027 Notes or the 2031 Notes upon a change of control, we may not have enough available cash or may be unable to obtain financing at the time we are required to make purchases of the notes being surrendered. In addition, our ability to repurchase the notes is limited by the agreements governing our existing indebtedness
(including the notes and the 2029 Term Loan Facility) and may also be limited by law or regulation, or by agreements that will govern our future indebtedness. Our failure to repurchase the 2027 Notes or the 2031 Notes at a time when the repurchase is required by the 2027 Notes Indenture or the 2031 Notes Indenture, respectively, would constitute a default under the respective indenture. A default under the governing indenture or the change of control itself could also lead to a default under agreements governing our existing or future indebtedness (including the 2029 Term Loan Facility).
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
The 2029 Term Loan Facility and the 2031 Notes contain, and future indebtedness that we may incur may contain, prohibitions on the occurrence of certain events that would constitute a change of control or, in the case of the 2027 Notes and the 2031 Notes, require the repurchase of such indebtedness upon a change of control. Moreover, the exercise by the holders of their right to require us to repurchase their 2027 Notes or 2031 Notes could cause a default under such indebtedness, even if the change of control itself does not, due to the financial effect of such repurchase on us. Finally, the ability to pay cash to the holders of the 2027 Notes and/or the 2031 Notes following the occurrence of a change of control may be limited by our then existing financial resources. There can be no assurance that sufficient funds will be available when necessary to make any required repurchases. In addition, the foregoing provisions of our existing and possible indebtedness may prevent or impede a potential acquirer from engaging in a change of control transaction with us and, accordingly, our stockholders from receiving a change of control premium.
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
There can be no assurance that we will be able to grow revenue from these or other complementary businesses we may develop internally or acquire, or that any revenue generated by new business lines will be adequate to offset revenue declines from our legacy businesses. For example, technological developments could adversely affect the availability, applicability, marketability and profitability of the suite of SMB services we offer. Technological developments and any changes we make to our business strategy may require significant capital investments, and such investments may be restricted by the 2029 Term
Loan Facility.
These complementary businesses also face competition from various digital media providers, such as Google, which may have more resources to invest in product development and marketing. Our sales force may not be able to utilize the relationships we have throughout our local property network to effectively sell these products. If we are unable to diversify our traditional revenues with revenues from complementary businesses, we may experience persistent declines in revenue which could materially and adversely affect our results of operations and financial condition.
Our DMS segment utilizes online media acquired from third parties and our business could be materially adversely affected if these companies take actions that are adverse to our interests or otherwise restrict our ability to do business.
Our DMS segment utilizes online media acquired from third parties, particularly Google, Facebook, and Microsoft, which account for a large majority of all U.S. internet searches and traffic. These companies, and the other companies with which we do business, have no obligation to conduct business with us, and may decide at any time and for any reason to significantly curtail or inhibit our ability to do business with them. Additionally, any of these companies may make significant changes to their respective business models, policies, systems, plans or ownership, and those changes could impair or inhibit the manner in which they sell their advertising units or otherwise conduct their business with us. For example, new privacy controls and tracking transparency frameworks that have been implemented or may be implemented in the future, by platforms such as
Facebook, Google, and Apple would limit our ability to access and use data from consumers through those platforms, which we rely on for digital advertising and marketing. Any such controls or transparency frameworks may impair our ability to market to consumers. Any new developments or rumors of developments regarding business practices at companies that affect the online advertising industry may materially and adversely affect our products or services, or create perceptions with our clients that our ability to compete in the online marketing industry has been impaired.
Any required changes in practices and techniques to enhance the customer experience, including for enhanced data privacy, could materially and adversely impact our advertising revenues and business results, and impair our ability to acquire consumers efficiently.
We use certain practices and techniques, such as utilizing third-party cookies, to enhance our customer’s online experience by allowing us to customize and display relevant content and advertising. As a response to growing concern over data privacy, third parties, including major browsers, are increasing user agency and increasing privacy controls. The industry-wide shift towards increased user privacy presents a challenge as the advertising industry has yet to find a universally accepted solution to address the impact on targeted advertising. If we are unable to find alternative strategies to address data privacy changes, our ability to provide certain types of advertising may be compromised or may result in lower rates and revenues, and our business results could be materially and adversely affected. In addition, privacy controls may result in difficulties delivering relevant audience targeting and our customer acquisition strategies may become less efficient.
Risks Related to Macroeconomic Factors
Volatility in the U.S. and global economies, macroeconomic events, market disruptions, changes in the U.S. or international political environment, and other events outside of our control, have had, and may in the future have, a material and adverse impact on our business, financial condition, and results of operations.
Current and future conditions in the economy have an inherent degree of uncertainty and are impacted by political, market, health and social events or conditions. As a result, it is difficult to estimate the level of growth or contraction for the economy as a whole. It is even more difficult to estimate growth or contraction in various parts, sectors and regions of the economy, including the markets in which we participate. We are currently operating in, and expect for the foreseeable future to continue to operate in, a period of economic uncertainty and market volatility, including as a result of higher inflation, unpredictable interest rates, supply chain disruptions, expanded or retaliatory tariffs, sanctions, quotas or other trade barriers (including recent
U.S. tariffs imposed or threatened to be imposed on China, Canada and Mexico and other countries and any retaliatory actions taken by such countries), fluctuating foreign currency exchange rates, changes in governmental administrations, and other geopolitical events. These conditions have had, and may continue to have, a negative impact on our business, including the demand for advertising and advertising revenues.
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

Higher interest rates, which may continue to fluctuate, could result in increased borrowing costs which may negatively affect our operating results. We are exposed to potential increases in interest rates associated with our 2029 Term Loan Facility.
Further, if the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain in a timely manner, if at all, or on favorable terms, as well as more costly or dilutive. Further, rising interest rates may negatively impact our ability to sell or dispose of our real estate and other assets which in turn may impact our ability to repay debt.
Our operations in foreign jurisdictions have also been and may be affected by volatile markets, uncertain economies, tariffs, and geopolitical and local events. We have been and will continue to be impacted by fluctuations in foreign currency exchange rates, primarily related to our operations in the U.K.
We have been, and may continue to be, impacted by inflation, higher costs associated with labor, newsprint, ink, printing plates, fuel, delivery costs and utilities, higher interest rates, and supply chain disruptions, including as a result of tariffs or retaliatory tariffs. Global or regional recessions, perceived or actual, higher unemployment and declines in income levels may also materially and adversely affect our business and financial condition.
Adverse changes may also occur as a result of other events outside of our control, including pandemics and other health crises, political uncertainties, hostilities or social unrest, war, terrorism or other similar events, declining oil prices, wavering customer confidence, volatility in stock markets, contraction of credit availability, declines in real estate values, natural disasters, severe weather events (which may occur with increasing frequency and intensity), or other factors affecting economic conditions in general. These changes may negatively affect the sales of our products, increase exposure to losses from bad debts, increase the cost and decrease the availability of financing, or increase costs associated with publishing and distributing our publications. For example, the COVID-19 pandemic and the resulting business and travel restrictions led to decreased demand for our advertising services, as well as reductions in the single copy and commercial distribution of our newspapers.
Declining revenue may impair our ability to generate sufficient cash flows to service our existing or any future debt obligations, including the 2029 Term Loan Facility, the 2031 Notes and the 2027 Notes. There can be no assurance that cost constraint actions, if any, taken in response to the pandemic or any future crisis outside our control, will offset possible future impacts of the crisis. Any measures taken to preserve cash flow and defer payments into future periods, such as the deferral of pension obligations in connection with the COVID-19 pandemic, could have a greater impact on cash flow in future periods as we also incur such payments in the normal course of business. Moreover, such measures, and other measures we may implement in the future in response to a crisis, may negatively impact our reputation and our ability to attract and retain employees. See "Risks
Related to Pension Obligations and Employees" below. Accordingly, future events outside of our control may have the effect of heightening various risks described in this Annual Report on Form 10-K. Any sustained economic downturn in the U.S. or any of the other countries in which we conduct significant business, other adverse macroeconomic events, market disruptions, or other events outside of our control, could materially and adversely affect our business, operating results, and financial condition.
Our ability to generate revenues is highly sensitive to the strength of the local economies in which we operate and the demographics of the local communities that we serve.
Our advertising revenues and, to a lesser extent, circulation revenues, depend upon a variety of factors specific to the communities that our publications serve. These factors include, among others, the size and demographic characteristics of the local population, local economic conditions in general and the economic condition of the retail segments of the communities that our publications serve. Our local operations and the economies we serve are also susceptible to events outside of our control, which can materially and adversely impact our revenues. For instance, weather-related events such as hurricanes or other natural disasters can disrupt local businesses, reduce consumer activity, and displace populations, leading to a decline in advertising and circulation revenues. These events can also cause temporary or long-term business closures in affected areas.
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
Adverse economic conditions in the U.S. and in other areas where we operate may increase our exposure to losses resulting from financial distress, insolvency and the potential bankruptcy of our advertising customers. Our accounts receivable is stated
at net estimated realizable value, and our allowance for credit losses represents our best estimate of credit exposure and is determined based on several factors, including the length of time the receivables are past due, historical payment trends and current economic factors. If such collectability estimates prove inaccurate, adjustments to future operating results could occur.
Evolving regulatory matters may impact our business.
The rules and regulations related to environmental, social and governance ("ESG") and diversity, equity and inclusion
("DEI") matters imposed or proposed by governmental and self-regulatory organizations such as the SEC and the New York
Stock Exchange have been changing at a rapid pace. A variety of third-party organizations, institutional investors and customers evaluate the performance of companies on ESG topics, and the results of these assessments are widely publicized.
These changing rules, regulations and stakeholder expectations may result in increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. Furthermore, statements about our ESG-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our goals, on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected. Also, given the rapidly changing regulatory landscape, we may in the future also face a heightened risk of litigation and compliance obligations in connection with these rules and regulations.
If our reputation or brand is damaged, our ability to grow our user base, advertiser relationships, and partnerships may be impaired, and our business may be harmed.
We have developed trusted brands comprised of our national publication, USA TODAY, and local media organizations that provide audiences with essential journalism. We believe our reputation and the trust we have built with our audiences have contributed to our success. We also believe that maintaining and enhancing our brand and reputation is critical to growing our user base, advertiser relationships, and partnerships. Maintaining and enhancing our reputation and brand depends on many factors, including factors that are beyond our control. If our products and services do not work as intended, are utilized in methods not intended, violate the law, or harm individuals or businesses, we may be subject to government investigations, enforcement actions, lawsuits, or other legal claims. These risks, if realized, may increase our costs, damage our reputation, or adversely affect our results of operations. Further, changes in government policies, legislation, and scrutiny may result in heightened compliance requirements and greater risks of litigation and reputational harm. In addition, defending a lawsuit, regardless of its merit, is costly and may divert management's attention and if our business liability insurance coverage is inadequate or future coverage is unavailable on acceptable terms or at all, our financial condition could be harmed. If we fail to successfully promote and maintain our trusted brand or if we suffer damage to the public perception of our brand, our business, operating results, and financial condition may be harmed.
Risks Related to International Operations
Our financial results are subject to risks associated with our international operations.
The Newsquest segment operates in the U.K., and the DMS segment has international sales operations in the U.K.,
Australia, New Zealand and Canada, as well as campaign support services in India. Revenue from international operations comprised 11% of our total revenue for the year ended December 31, 2024. Our ability to manage these international operations successfully is subject to numerous risks inherent in foreign operations, including:
•Challenges or uncertainties arising from unexpected legal, political, economic, or systemic events, including, for example as a result of the continued impacts of Brexit on the relationship between the U.K. and Europe;
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
Our financial statements are denominated in U.S. dollars; however, certain of our operations are conducted in currencies other than our reporting currency because we conduct operations in foreign jurisdictions. For example, Newsquest operates in the U.K., and its operations are conducted in foreign currency, primarily the British pound sterling. Weakening in the British pound sterling to U.S. dollar exchange rate has in the past, and could in the future, diminish Newsquest's contributions to our results of operations. If the value of currency in any of the jurisdictions where we conduct business weakens as compared with the U.S. dollar, our operations in those jurisdictions similarly will contribute less to our results. Since our financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, a currency translation impact on our earnings when the results of those operations that are reported in foreign currencies are translated into U.S. dollars for inclusion in our consolidated financial statements, which could, in turn, have a material adverse effect on our reported results of operations in a given period or in specific markets.
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
In 2024, Canada introduced a Digital Services Tax ("Canadian DST") which imposes a 3% tax on revenues in excess of
CAD20 million from digital services. It applies to revenue from online marketplace services, online advertising services, social media services, or the sale or licensing of user data obtained from online marketplaces, social media platforms or online search engines. Currently, our Canadian-source digital revenues are below the Canadian DST threshold. If our relevant revenues surpass the threshold, it could increase our tax complexity and adversely affect our results of operations, financial condition, and cash flows.
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
The Organization for Economic Co-operation and Development (the "OECD")/G20 Inclusive Framework on Base Erosion
and Profit Shifting has agreed on a two-pillar approach to address tax challenges arising from the digitalization of the global economy by (i) allocating profits to market jurisdictions ("Pillar One") and (ii) ensuring multinational enterprises pay a minimum level of tax regardless of where the headquarters are located or the jurisdictions in which the company operates
("Pillar Two"). Pillar One targets multinational groups with global revenue exceeding €20 billion and a profit-to-revenue ratio of more than 10%. Companies subject to Pillar One will be required to allocate certain residual profits to market jurisdictions where goods or services are used or consumed. Pillar Two focuses on global profit allocation, ensuring multinational companies with revenues exceeding €750 million are subject to a global minimum tax rate of 15% on income arising in low-tax jurisdictions. In July 2023, the European Union ("EU") enacted Pillar Two legislation introducing an Income Inclusion Rule and a domestic minimum top-up tax to apply for accounting periods beginning on or after December 31, 2023. Similar rules are being or may be implemented in many jurisdictions where we operate. The timing and method of the adoption or implementation of these Pillar Two rules could increase tax complexity and uncertainty in jurisdictions where we conduct business. In January 2025, President Trump issued an executive order which contains a statement requiring the U.S. Secretary of the Treasury to notify the OECD that any commitments made by the prior administration with respect to the OECD's Global
Tax Deal (which references Pillars I and II) have no force or effect in the U.S. absent an act by Congress. In addition, the order instructs the U.S. Treasury to investigate whether any foreign countries are not in compliance with any U.S. tax treaty or otherwise have or are likely to put tax rules in place that are extraterritorial or disproportionately affect American companies.
The U.S. Secretary of Treasury is instructed to develop and present to the President a list of options for protective measures and actions in response to such noncompliance or tax rules. As a result, this executive order may have a chilling effect on the willingness of other countries to impose or enforce the two-pillars. Currently, we do not expect to be subject to taxes under
Pillar One or Pillar Two, but will continue to assess the potential impacts of both on our consolidated financial statements and related disclosures. Any future rules or regulations addressing the tax challenges arising from the digitization of the global economy could have a material adverse effect on our consolidated financial statements.
Risks Related to Personal Information, Cybersecurity, Artificial Intelligence, and Other Technology
Our possession and use of personal information and the use of payment cards by our customers and users present risks and expenses that could harm our business. Unauthorized access to or disclosure or manipulation of such data, whether through breach of our, or our third-party service providers', network security or otherwise, could expose us to liabilities and costly litigation and damage our reputation.
Our information systems, both online and on-premise, store and process large amounts of confidential employee, subscriber and other user data, such as names, email addresses, phone numbers, addresses, and other personal information.
Therefore, maintaining our network and identity security is critical.
In addition, we rely on the technology, systems, and services provided by third-party vendors and outsourced service providers (including cloud-based service providers) to process the personal information of our employees, subscribers and other users, and for a variety of other operations, including encryption and authentication technology, employee email, domain name registration, content delivery to customers, administrative functions (including payroll processing and certain finance and accounting functions), technology functions (including application development and technology support functions) and other operations. Accordingly, we depend on the security of our third-party service providers and business partners to protect these functions and associated data. Unauthorized use of or inappropriate access to our, or our third-party service providers' or business partners' networks, computer systems and services could potentially jeopardize the security of personal information or other confidential information of our customers or users, including payment card (credit or debit) information.
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
In addition to the risks related to personal information discussed above, because we are a news reporting organization, cybersecurity risks also include attempts by attackers to manipulate or misrepresent our news reporting. Attackers may use a blend of technology and social engineering techniques (including denial of service attacks, phishing attempts intended to induce our employees and users to disclose information or unwittingly provide access to systems or data, and other techniques) to disrupt service or exfiltrate data. Cybersecurity incidents and threats are constantly evolving, increasing the difficulty of detecting and successfully defending against them. We and the third parties with which we work may be more vulnerable to the risk from activities of this nature as a result of operational changes such as significant increases in remote work. To date, no cybersecurity incidents or threats have had, either individually or in the aggregate, a material adverse effect on our business,

financial condition, or results of operations.
Our systems, and those of the third parties with which we work and on which we rely, also may be vulnerable to interruption or damage that can result from the effects of natural disasters or climate change (such as increased storm severity and flooding); fires; power, systems or internet outages; acts of terrorism; pandemics; or other similar events.
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
There can be no assurance that any security measures we, or our third-party service providers, take will be effective in preventing a cybersecurity incident that could have a material impact on us. We may need to expend significant resources to protect against security incidents or to address problems caused by such incidents. If an actual or perceived incident or breach of our security occurs, the perception of the effectiveness of our security measures could be harmed and we could lose customers or users. Failure to protect confidential customer data or to provide customers with adequate notice of our privacy policies could also subject us to liabilities imposed by international or United States federal and state regulatory agencies or courts. We could also be subject to evolving international, federal and state laws that impose data breach notification requirements, specific data security obligations, or other customer privacy-related requirements. Our failure to comply with any of these laws or regulations may have an adverse effect on our business, financial condition, and results of operations.
Privacy and security-related laws and other data security requirements are constantly evolving and may increase our compliance costs and potential for liability, either of which may have an adverse effect on our business, financial condition, and results of operations.
Many jurisdictions have enacted or are considering enacting privacy or data protection laws and regulations that apply to the processing or protection of personal information. For example, the General Data Protection Regulation adopted by the EU and the Data Protection Act of 2018 in the U.K. impose stringent data protection requirements and significant penalties for noncompliance; California's Consumer Privacy Act created data privacy rights, which other states have implemented as well.
By the end of 2025, we expect there will be 17 U.S. state data privacy laws in effect. These laws and regulations may impose notification requirements, notice and consent requirements and specific data security obligations, and may also provide for a private right of action or statutory damages. In addition, all 50 U.S. states have data breach notification laws. The compliance costs and operational burdens imposed by these laws and regulations could be significant. Failure to protect confidential personal data, provide individuals with adequate notice of our privacy policies, our use of AI products or services, or obtain required valid consent, could subject us to liabilities imposed by the jurisdictions where we operate. Further, because some of our products and services are available on the internet, we may be subject to laws or regulations exposing us to liability or compliance obligations even in jurisdictions where we do not have a substantial presence.
Existing privacy-related laws and regulations are evolving and are subject to potentially differing interpretations. In addition, cure periods under various state privacy laws that were in effect when the laws were first enacted have expired or will expire, meaning non-compliance with such laws would result in exposure to immediate penalties without a grace period.

Various federal and state legislative and regulatory bodies, as well as foreign legislative and regulatory bodies, may expand current laws or enact new laws regarding privacy and data protection or increase enforcement efforts under existing laws. For example, the EU's anticipated ePrivacy Regulation is expected to impose, with respect to electronic communications and website cookies, additional data protection and data processing requirements beyond those of the current EU ePrivacy
Directive. In addition, various regulatory bodies have increased privacy-related enforcement efforts, such as the Federal Trade
Commission's enforcement activities relating to misleading privacy disclosures. Any failure or perceived failure by us, or the third-party service providers upon which we rely, to comply with laws and regulations that govern our business operations, as well as any failure or perceived failure by us, or the third-party service providers upon which we rely, to comply with our own posted policies, could result in claims against us by governmental entities or others, negative publicity and a loss of confidence in us by our customers, users and advertisers. Each of these potential consequences could materially adversely affect our business and results of operations.
We use AI and may use other new technologies in our business. Challenges with properly managing their use by us or third parties could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.
We have incorporated and will likely continue to incorporate AI solutions, products, and services including those both developed in-house as well as third party AI products and services, as well as and other new technologies into our platform, offerings, services and features, and these applications have become important and may become more important in our operations over time. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. If our competitors and other third parties adopt AI applications that use our content without end users visiting our network of websites, our digital advertising and subscription revenues could be reduced and we could lose additional monetization opportunities. The introduction of AI applications into our business may disrupt our relationship with employees and/or result in labor disputes if the AI tools are viewed as displacing work from newsrooms, which could adversely affect our business and results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing, or our descriptions of our AI use in contexts where we make AI disclosures, are or are alleged to be deficient, inaccurate, or biased, our reputation, business, financial condition, and results of operations may be adversely affected.
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
AI also presents emerging ethical and legal issues and our use of AI may result in brand or reputational harm, competitive harm, or legal liability. The EU and several U.S. states including California, Colorado and Utah have recently enacted AI-
focused consumer protection laws. The rapid evolution of AI, including current and future regulation of AI, could significantly impact our business and will require significant resources to develop, test and maintain our platform, offerings, services, and features to help us implement AI ethically and in a compliant manner in order to minimize unintended, harmful impacts.
Defects, delays, or interruptions in the cloud-based hosting services we utilize, both directly and indirectly, could adversely affect our systems, reputation and operating results.
Third-party subscription-based software services as well as public cloud infrastructure services are utilized to provide solutions for many of our computing and bandwidth needs. Any interruptions to these services generally could result in the unavailability of our content sites, and interruptions in service to our subscribers and advertisers and/or our critical business functions, notwithstanding any contractual service level commitments, business continuity or disaster recovery plans or agreements that may currently be in place with some of these providers. This could result in unanticipated downtime and/or harm to our operations, reputation, and operating results. A transition from these services to different cloud providers would be difficult to implement and cause us to incur significant time and expense. In addition, if hosting costs increase over time and/or if we require more computing or storage capacity as a result of subscriber growth or otherwise, our costs could increase disproportionately.

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
Our ability to supply the needs of our print operations depends upon the continuing availability of newsprint at an acceptable price, and our results of operations may be impacted significantly by changes in newsprint prices. The price of newsprint has historically been volatile, and a number of factors may cause prices to increase, including capacity reductions through the closure and consolidation of newsprint mills or the conversion of newsprint mills to other products or grades of paper, which has reduced the number of newsprint suppliers over the years. North American newsprint is supplied by nine manufacturers with only three mills in the United States. Offshore exports are approximately 50% of total North America shipments and will increase as domestic demand declines and global newsprint capacity is removed. North American suppliers are becoming a larger share of the global market and domestic supply is susceptible to supply chain disruptions and pricing volatility tied to economic and geopolitical factors, including tariffs and retaliatory tariffs. We may not be able to secure alternative providers quickly and cost-effectively, which could disrupt our printing and distribution operations or increase the cost of printing and distributing our newspapers. Shortages of newsprint have historically resulted in, and may in the future result in, higher prices. We generally maintain only a 30- to 55-day inventory of newsprint. The timely procurement of necessary production materials is critical and any significant increase in the cost of newsprint, or undersupply or other significant disruption in the newsprint supply chain, could have a material adverse effect on our business, results of operations and financial condition.
The value of our goodwill and intangible assets may become impaired, which could materially and adversely affect future reported results of operations.
Our goodwill and indefinite-lived intangible assets, which include mastheads, are subject to annual impairment testing, and more frequent testing upon the occurrence of certain events or significant changes in our circumstances, to determine whether the fair value of such assets is less than their carrying value. In such a case, a non-cash charge to earnings may be necessary in the relevant period, which could materially and adversely affect future reported results of operations. At December 31, 2024, the carrying value of our goodwill, indefinite-lived intangible assets and amortizable intangible assets was $530.0 million,
$166.7 million and $263.7 million, respectively.
We performed goodwill and indefinite-lived intangible impairment tests in the fourth quarter of 2024 with the assistance of third-party valuation specialists and determined that there were no goodwill or intangible impairments.
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
We may not be able to generate future taxable income which may prevent our realization of deferred tax assets or require us to establish additional valuation allowances which could materially and adversely affect future reported results of operations.
We have deferred tax assets reported on our balance sheet, net of valuation allowances and deferred tax liabilities of $56.1 million. If we do not generate taxable income in future years, we may be required to establish a valuation allowance against the deferred tax assets that are not currently valued.
Risks Related to Pension Obligations and Employees
We are required to use a portion of our cash flows to make contributions to our pension and postretirement plans, which diverts cash flow from operations, and the amount of required future contributions may be difficult to estimate.
We, along with our subsidiaries, sponsor various defined benefit retirement plans, including plans established under collective bargaining agreements. Our retirement plans include (i) the Gannett Retirement Plan (the "GR Plan"), (ii) the Gannett
Retirement Plan for Certain Union Employees, (iii) the Newsquest Pension Scheme in the U.K., (iv) the Newspaper Guild of
Detroit Pension Plan, (v) the George W. Prescott Publishing Company Pension Plan and (vi) the Times Publishing Company
Defined Benefit Pension Plan.
We also participate in certain multiemployer pension plans and because of the nature of multiemployer pension plans, there are risks to us associated with participation in these plans. For example, in the event of the termination of a multiemployer pension plan, or a complete or partial withdrawal from a multiemployer pension plan, under applicable law we could incur material withdrawal liabilities. For the year ended December 31, 2024, we recorded $24.5 million related to withdrawal liabilities which were expensed as a result of ceasing contributions to multiemployer pension plans in which we formerly participated.

Our pension plans invest in a variety of equity and debt securities. Future volatility and disruption in the equity and bond markets could cause declines in the asset values of our pension plans. As of December 31, 2024, the value of our pension assets exceeded our pension benefit obligations and our retirement plans were overfunded by approximately $156.6 million on a U.S.
generally accepted accounting principles ("U.S. GAAP") basis.
Our ability to make contribution payments will depend on our future cash flows, which are subject to general economic, financial, competitive, business, legislative, regulatory, and other factors beyond our control. Various factors, including future investment returns, interest rates, longevity, and potential pension legislative changes, may impact the timing and amount of future pension contributions.
The loss of the services of any of our key personnel, reduced staffing levels, or our inability to attract qualified personnel in the future may materially and adversely affect our ability to operate or grow our business effectively.
The success of our business depends heavily on our ability to attract and retain knowledgeable, experienced personnel that execute critical functions for us, any of whom may be difficult to replace. It will also be necessary for us to be able to continue to attract, retain and engage such qualified personnel in the future. Demand for experienced, capable talent remains highly competitive. As we continue to implement our business strategy and transform the organization, cost control initiatives have resulted in a reduced workforce, causing management to operate with reduced capacity in some areas of our business. Reduced staffing levels may materially and adversely affect our ability to conduct our operations and other functions effectively and impact our profitability and cash flow, especially under economic pressures. Further, if we are unable to have competitive compensation programs, the incentives provided by our securities or by other compensation and benefits arrangements are ineffective, or there are perceived or actual limitations for growth opportunities, we may experience increased turnover and loss of critical capabilities. Reduced talent acquisition capacity, limited employee investment and industry pressures, may further challenge our ability to hire in a competitive market. While we have entered into letter agreements with certain of our key personnel, these agreements do not ensure that such personnel will continue in their present capacity with us for any particular period of time and we do not have agreements with all of our critical personnel. Further, we do not have key employee insurance for any of our current management or other key personnel. The loss of any key personnel or critical employee would require our remaining key personnel to divert immediate and substantial attention to seek a replacement. The loss of the services of any of our existing key personnel, including senior officers and critical talent, as a result of competition or for any other reason, or an inability to find a suitable replacement for any departing key employee on a timely basis could materially and adversely affect our ability to operate or grow our business.
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
As of December 31, 2024, we employed approximately 8,900 employees in the U.S., of whom approximately 1,500 (or approximately 17%) were represented by seven unions. Of the unionized employees, 50% are in five states: Michigan, Rhode
Island, New Jersey, Arizona, and Ohio and represented 15%, 10%, 9%, 8%, and 8% of all our union employees, respectively.
Although the Rochester Democrat and Chronicle engaged in a short-lived strike in 2024, our other newspapers have not experienced a union strike in the recent past nor do we anticipate a union strike to occur, we cannot preclude the possibility that a strike may occur at one or more of our newspapers at some point in the future. We believe that, in the event of a newspaper strike, we would be able to continue to publish and deliver to subscribers, which is critical to retaining advertising and circulation revenues, although there can be no assurance of this. Further, settlement of actual or threatened labor disputes or an increase in the number of our employees covered by collective bargaining agreements can have unknown effects on our labor costs, productivity and flexibility.
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
•Overall market fluctuations or volatility, including, but not limited to, as a result of changes in political or other conditions affecting the financial and capital markets;
•Changes in accounting standards, policies guidance, interpretations or principles; and
•General economic conditions.
In addition, our Board of Directors has authorized the repurchase of up to $100 million of our Common Stock (the "Stock
Repurchase Program"). The amount and timing of the purchases, if any, will depend on a number of factors, including, but not limited to, the price and availability of the shares, trading volume, capital availability, Company performance and general economic and market conditions. Further, future repurchases under our Stock Repurchase Program may be subject to various conditions under the terms of our various debt instruments and agreements, unless an exception is available or we obtain a waiver or similar relief. The Stock Repurchase Program will continue in effect until the approved dollar amount has been used to repurchase shares or the program is terminated by further action of the Board of Directors. This repurchase program has no termination date and may be suspended or discontinued at any time. The Stock Repurchase Program does not require us to repurchase any specific number of shares of Common Stock or any shares of Common Stock at all. We cannot assure stockholders that any specific number of shares of Common Stock, if any, will be repurchased under the Stock Repurchase
Program. The Company does not currently anticipate repurchasing any shares of Common Stock during the first quarter of
2025. Our stock repurchases, if any, could affect the trading price of our stock, the volatility of our stock price, reduce our cash reserves, and may be suspended or discontinued at any time, which may result in a decrease in our stock price.
Further, stock markets in general and recently have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our Common
Stock. Additionally, these and other external factors have caused and may continue to cause the market price and demand for our Common Stock to fluctuate, which may limit or prevent investors from readily selling their shares of Common Stock and may otherwise negatively affect the liquidity of our Common Stock. Further, an unpredictable or volatile U.S. political environment, including any social unrest and uncertainty as a result of the change in the U.S. presidential administration, could negatively impact business and market conditions, economic growth, financial stability, and business, consumer, investor, and regulatory sentiments, any one or more of which could have a material adverse impact on our stock price, financial condition and results of operations.
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
The percentage ownership of our existing stockholders may be diluted in the future, including upon conversion of the
2027 Notes and/or the 2031 Notes, and holders of the 2031 Notes may possess significant voting power following conversion of the 2031 Notes.
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
The percentage ownership of our existing stockholders may be diluted in the future as result of the issuance of Common
Stock due to conversion of the 2027 Notes or the 2031 Notes. Each 2027 Note and each 2031 Note may be converted into shares of Common Stock at an initial conversion rate of 200 shares of Common Stock per $1,000 principal amount of Notes
(subject to adjustment as provided in the Indenture, the "Conversion Rate"). Based on the number of shares outstanding on
February 14, 2025, conversion of all of the 2027 Notes and all of the 2031 Notes into Common Stock (assuming no adjustments to the Conversion Rate) would result in the issuance of an aggregate of 52.4 million shares of the Common Stock representing approximately 26% of the shares outstanding as of February 14, 2025 and conversion of all of the 2027 Notes and 2031 Notes into Common Stock (assuming the maximum increase in the Conversion Rate as a result of certain events, including, subject to exceptions as described in the Indenture, the acquisition of 50% or more of voting power of our securities by a person or group, a stockholder-approved liquidation of us, the delisting of our Common Stock, or certain changes of control, but no other adjustments to the Conversion Rate) would result in the issuance of an aggregate of 166.4 million shares of the Common Stock representing approximately 53% of the shares outstanding as of February 14, 2025. To our knowledge, a majority in aggregate principal amount of the outstanding 2031 Notes are held by entities controlled, managed or advised by a large financial sponsor.
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
Federal and state tax laws impose restrictions on the utilization of net operating loss ("NOL") carryforwards and other tax attributes in the event of an "ownership change" as defined by Section 382 of the Code ("Section 382"). Generally, an
"ownership change" occurs if the percentage of the value of the stock that is owned by one or more direct or indirect "five percent stockholders" increases by more than 50% over their lowest ownership percentage at any time during an applicable testing period (typically, three years). Under Section 382, if a corporation undergoes an "ownership change," such corporation's ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its income may be limited. While no "ownership change" has resulted in annual limitations, future changes in our stock ownership, which may be outside of our control, may trigger an "ownership change." In addition, future equity offerings or acquisitions that have equity as a component of the consideration could result in an "ownership change." Furthermore, the issuance of Common Stock upon the conversion of the 2031 Notes or the 2027 Notes (in the event we elect to issue Common Stock upon any such conversions, rather than cash), may trigger an "ownership change." If an "ownership change" occurs in the future, utilization of our NOL carryforwards or other tax attributes may be limited, which could potentially result in increased future tax liability to us.
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
In addition, upon liquidation, holders of our debt securities (including holders of our 2031 Notes and 2027 Notes) and preferred stock, if any, and lenders with respect to other borrowings (including the lenders under the 2029 Term Loan Facility)
will be entitled to our available assets prior to the holders of our Common Stock. Preferred stock could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to pay dividends to the holders of our
Common Stock.
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
We employ various processes and controls to aid in our efforts to identify, assess, and manage our material risks from cybersecurity threats and to protect against, detect, and respond to cybersecurity incidents (as such term is defined in Item
106(a) of Regulation S-K). To identify and assess material risks from cybersecurity threats, we consider and gather information with respect to the confidentiality, integrity, and availability of our information systems (as defined in Item 106(a) of
Regulation S-K). We have adopted policies and procedures that are designed to assist us with managing identified risks at a system and organizational level and with assessing the materiality of the risk, its severity, and potential mitigations or remediations. Our enterprise risk management program considers cybersecurity threat risks alongside other company risks as part of our overall risk assessment process.
The cybersecurity risk identification process includes: (i) identifying information systems and assets, including physical and virtual devices, software, data, data transfers, external systems, and cloud resources; (ii) reviewing organizational business processes, identities, access, and roles (including privileged access), asset configurations, technology policies, standards, controls, and processes; (iii) determining if those systems or assets process or store customer and/or employee personal data,
(iv) analyzing the criticality of systems, assets and business processes and sensitivity of data; and (v) identifying vulnerabilities and threats to the identified systems, assets, data, and processes, from both internal and external sources, including through threat intelligence, previous cybersecurity incidents, and third-party assessments.
Our processes also consider cybersecurity risks associated with our use of third-party service providers and business partners, including those in our supply chain and those who have access to our customer and employee data or our information systems. Identified third-party service provider and business partner risks are managed by our cybersecurity risk management program. In addition, cybersecurity and privacy considerations affect the selection and oversight of our third-party service providers and business partners, as well as third-party specific integration plans. Additionally, we generally require those third parties that could introduce significant cybersecurity or data privacy risk to us to agree by contract to comply with applicable data protection laws, and to manage their cybersecurity risks by implementing appropriate technical and organizational measures, and to agree to be subject to cybersecurity audits, which we conduct as appropriate.
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
Identified risks are evaluated and assessed by the Company's security review council, comprised of various security, technology, legal and privacy staff members and management. A member of management is assigned as the risk owner and takes an active role in managing the risk, including approving the risk response and risk treatment plan, as well as participating in assessing any residual risk after implementation of the treatment plan. Our Chief Information Security Officer oversees our cybersecurity risk management program.
In the event of a potential material risk, the risk is reported to the Chief Information Security Officer, the Chief Technology
Officer, the Chief Privacy Officer and to the legal department and the appropriate member of senior management responsible for the function where the risk has been identified. The risk is then reviewed by the Disclosure Committee, which includes among others, the Company's Chief Executive Officer, Chief Financial Officer, Chief Legal Officer, and Chief Accounting
Officer to determine whether the risk is material for disclosure purposes in accordance with applicable rules and regulations.
In 2024, our business strategy, results of operations, and financial condition were not materially affected by risks from cybersecurity threats but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading "Risks Related to Cybersecurity and Artificial
Intelligence" under Risk Factors in this Annual Report on Form 10-K, which disclosures are incorporated by reference herein.
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
Our cybersecurity risk management and strategy processes discussed above, are led by our Chief Information Security
Officer and Chief Technology Officer, both of whom are Certified Information Systems Security Professionals. Specifically,
our Chief Information Security Officer has approximately 10 years of experience developing cybersecurity strategy, incident response, and implementing cybersecurity programs for public media companies and is a certified boardroom Qualified
Technology Expert and our Chief Technology Officer has approximately 16 years of experience developing cybersecurity strategy, incident response, and implementing cybersecurity programs.
ITEM 2. PROPERTIES
Our corporate headquarters are located in New York, New York, where we lease approximately 24 thousand square feet, under a lease agreement terminating in May 2031. We also have an executive office in Pittsford, New York, where we lease approximately 7 thousand square feet, under a lease agreement terminating in December 2026.
Our domestic facilities, excluding our corporate headquarters above, occupy approximately 5.3 million square feet in the aggregate, of which approximately 3.9 million square feet are leased from third parties. Many of our local media organizations also have outside news bureaus, sales offices, and distribution centers that are leased from third parties. We own some of the plants that house most aspects of the publication process but in certain locations have outsourced printing or combined the printing of multiple publications.
Newsquest, our subsidiary headquartered in London, U.K., occupies approximately 450 thousand square feet in the U.K.
spread over 59 locations. Of this, approximately 300 thousand square feet spread over 48 locations are leased from third parties, including three production facilities. Included in Newsquest's 11 owned premises is one production facility.

Our digital marketing services companies under the brand LocaliQ is headquartered in Woodland Hills, California, and has sales and other offices and data centers in two locations in two states: California and Texas. In addition, LocaliQ has 11 locations in four other countries: Australia, India, New Zealand, and the Netherlands. These properties include leased buildings and data centers. In total, LocaliQ properties occupy approximately 160 thousand square feet. Excluded from total square footage but included in location counts are serviced office spaces.
All of our material real properties owned by our material domestic subsidiaries are mortgaged as collateral for our 2029
Term Loan Facility, 2031 Notes and 2027 Notes. We believe our current facilities, including the terms and conditions of the relevant lease agreements, are adequate to operate our businesses as currently conducted.
ITEM 3. LEGAL PROCEEDINGS
Information regarding legal proceedings may be found in Note 13 — Commitments, contingencies and other matters —
Legal Proceedings of the notes to the Consolidated financial statements, which is incorporated herein by reference.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
PURCHASES OF EQUITY SECURITIES
Market Information and Holders
Our common stock, par value $0.01 per share ("Common Stock") trades on the NYSE under the trading symbol "GCI." As of February 14, 2025, there were approximately 3,707 holders of record of our Common Stock.
Dividends
We presently have no intention to declare or pay a dividend, and there can be no assurance that we will pay dividends in the future. In addition, the terms of our indebtedness, including the 2029 Term Loan Facility and the 2031 Notes Indenture have terms that restrict our ability to pay dividends.
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
During the year ended December 31, 2024, we did not repurchase any shares of Common Stock under the Stock
Repurchase Program. As of December 31, 2024, the remaining authorized amount under the Stock Repurchase Program was approximately $96.9 million. The Company does not currently anticipate repurchasing any shares of Common Stock during the first quarter of 2025.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
OVERVIEW
We are a diversified media company with expansive reach at the national and local level dedicated to empowering and enriching communities. We seek to inspire, inform, and connect audiences as a sustainable, growth focused media and digital marketing solutions company. Through our trusted brands, including the USA TODAY NETWORK, comprised of the national publication, USA TODAY, and local media organizations, including our network of local properties, in the United States (the
"U.S."), and Newsquest, a wholly-owned subsidiary operating in the United Kingdom (the "U.K."), we provide essential journalism, local content, and digital experiences to audiences and businesses. We deliver high-quality, trusted content with a commitment to balanced, unbiased journalism, where and when consumers want to engage. We prioritize a digital-first strategy, focusing on audience growth and engagement while diversifying revenue streams. Our digital marketing solutions brand,
LocaliQ, supports small and medium-sized businesses ("SMBs") with innovative digital marketing products and solutions. Our mission remains to inspire, inform, and connect communities while driving sustainable growth for our customers, advertisers, partners, and shareholders.
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
•We rely on third-party platforms from large technology companies, particularly search engines, social media platforms, and emerging technologies. These platforms exert significant control over the visibility and ranking of our content, and their actions can adversely impact traffic, engagement, and revenues. Additionally, these companies can influence both the type of media we acquire and the associated costs. We continue to adapt by diversifying our digital strategies and optimizing content distribution to mitigate these impacts.
•The application of artificial intelligence ("AI") and the rapid rate of change within the AI ecosystem is increasing the pace of change in the media sector.
Certain Matters Affecting Comparability
The following items affect period-over-period comparisons and will continue to affect period-over-period comparisons for future results:
Asset impairments
For the year ended December 31, 2024, we recorded impairment charges of $46.6 million, of which approximately
$46.0 million related to the McLean, Virginia operating lease right-of-use asset and the associated leasehold improvements. For the years ended December 31, 2023 and 2022, we recorded impairment charges of $1.4 million and $1.1 million related to our plan to monetize non-strategic assets.

Loss (gain) on sale or disposal of assets, net
For the year ended December 31, 2024, we recognized a net loss on the sale of assets of $1.1 million, primarily related to net losses of $1.7 million at the Domestic Gannett Media segment and $0.2 million at our Corporate and other category, partially offset by a net gain of $0.9 million at the Newsquest segment, as part of our plan to monetize non-strategic assets.
For the year ended December 31, 2023, we recognized a net gain on the sale of assets of $40.1 million, primarily related to a net gain of $38.9 million at the Domestic Gannett Media segment due to the sales of production facilities as part of our plan to monetize non-strategic assets, and a gain of $1.4 million at our Corporate and other category related to the sale of intellectual property.
For the year ended December 31, 2022, we recognized a net gain on the sale of assets of $6.9 million, primarily related to a net gain of $6.7 million at the Domestic Gannett Media segment, mainly driven by the sales of production facilities as part of our plan to monetize non-strategic assets.
Integration and reorganization costs
For the year ended December 31, 2024, we incurred Integration and reorganization costs of $66.2 million. Of the total costs incurred, $15.1 million were related to severance activities and $51.0 million were related to other reorganization-related costs, including $24.5 million related to withdrawal liabilities, generally paid over a period of approximately 20 years, which were expensed as a result of ceasing contributions to multiemployer pension plans, and $9.7 million expensed as of the cease-use date related to certain licensed content, as well as costs associated with facility consolidation and systems implementation.
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
dollars at average exchange rates prevailing during the period, and assets and liabilities are translated at exchange rates in effect at the balance sheet date. Currency translation fluctuations may impact revenue, expense, and operating income results for our international operations. For example, our international revenues are favorably impacted as the U.S. dollar weakens relative to other foreign currencies, and unfavorably impacted as the U.S. dollar strengthens relative to other foreign currencies. Foreign currency exchange rate fluctuations positively impacted our revenues and profitability during the year ended December 31,
2024.
Strategy
We are committed to inspiring, informing and connecting audiences as a sustainable, growth-focused media and digital marketing solutions company. Our strategy is rooted in three operating pillars: (i) expanding our reach and engagement, (ii)
diversifying our digital revenues, and (iii) strengthening our capital structure, all supported by what we believe is a stable and increasingly agile foundation which we continue to optimize as the business and industry evolves. We believe our strategy will allow us to continue our evolution to a sustainable, growth-focused media and digital marketing solutions company.
Foundation for ongoing growth
We continue to optimize and improve our infrastructure – through ongoing systems consolidations and migrations, improving process workflows, leveraging evolving technology, and ensuring we have the synergy across the organization expected to deliver the stabilization required to fuel our plan into the future. We also continue to invest in our people and in the skills needed to support our future aims and to retain our talent by remaining an attractive place to work.
Three operating pillars
Expand reach and engagement with our customer segments
We believe that a key to our ongoing growth is expanding our base – including clients in our DMS segment and audience in our Domestic Gannett Media and Newsquest segments – and optimizing our revenue streams across this growing base.
As of December 31, 2024, we have built one of the largest digital audiences in the U.S. media sector, both locally and nationally. For both the Domestic Gannett Media and Newsquest segments, we seek to continue to strengthen the connection with our audience by providing relevant content and expanded offerings that resonate with our readers. We believe a scaled, engaged audience is the catalyst for creating diversified, predictable, and repeatable digital revenues.
In our DMS segment, we seek to enhance our customer acquisition efforts by targeting client profiles and broadening our product portfolio. By capitalizing on our domain expertise, we aim to grow our addressable market and provide comprehensive solutions that meet the evolving needs of our clients.
Diversify digital revenues
We expect to continue to expand the ways that we grow digital revenues through creating a diverse portfolio of meaningful digital revenue streams and employing a holistic monetization strategy that maximizes revenue opportunities across the spectrum and tailors such opportunities based on individual consumer habits.
Our strategy aims to allow us to more fully monetize the numerous visitors to our digital platforms, approximately
193 million(a)(b) unique monthly visitors during 2024, capitalizing on every interaction. Each interaction is an opportunity to present a digital advertising offering, a digital-only subscription, an e-commerce opportunity, or to reach consumers more broadly who access our content via our paid syndication partners. By optimizing our interactions with readers, we aim to fully leverage our digital portfolio of products and maximize the overall revenue opportunity while providing each consumer with a meaningful experience.
Likewise, our digital marketing solutions business is focused on optimizing and expanding our core digital marketing services products and solutions while enhancing our portfolio with an Artificial Intelligence ("AI") powered software solution, which we expect to increase our addressable market, improve retention, and increase Core platform revenues. Refer to "Key
Performance Indicators" below for further discussion of Core platform revenues.
Strengthen our capital structure
We remain focused on reducing debt, generating consistent cash flow, and creating flexibility to reinvest in growth initiatives. We believe this disciplined approach supports our ability to innovate and adapt while ensuring long-term financial health.
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
We are exposed to potential increases in interest rates associated with our new $900.0 million five-year first lien term loan facility (the "2029 Term Loan Facility"), which as of December 31, 2024, accounted for approximately 76% of our outstanding debt, as well as fluctuations in foreign currency exchange rates, primarily related to our operations in the U.K. We expect continued uncertainty and volatility in the U.S. and global economies which will continue to impact our business. See "Item 1A
— Risk Factors" in this Annual Report on Form 10-K.
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
Environmental, Social and Governance ("ESG") Initiatives
As a leading media organization, our longstanding corporate social responsibility position is driven by our deep commitment to our communities. We are dedicated to ensuring that we have mindful and ethical business practices that positively impact our world. In early 2024, we published our 2024 ESG Report detailing the progress we made on our U.N.
Sustainable Development Goals ("U.N. SDGs") that include Reduced Inequalities, Climate Action, and Peace, Justice, and
Strong Institutions. The 2024 ESG Report highlighted several key achievements, such as improvements to our workplace diversity, further reductions in our total paper consumption, and the successful completion of our inaugural climate disclosure project questionnaires for climate change and forests.
We are committed to ensuring our coverage is widely available, actively promoted across our media sites and marketed to our millions of registered users. In January 2025, we published our network-wide 2024 Journalism Impact Report, which highlighted what we believe are the most influential articles we produced in 2024 and covers topics such as coverage on inclusion, diversity and equity as well as climate change. We are committed to the ongoing publishing of an annual network-
wide Journalism Impact Report, which surfaces the top stories we produced that led to action.

RESULTS OF OPERATIONS
Consolidated Summary
A summary of our consolidated results is presented below:

	Year ended December 31,
In thousands, except per share amounts	2024	2023	$ Change	% Change	2022	$ Change	% Change
Revenues:
Digital advertising	$346,378	$333,611	$12,767	4%	$357,346	$(23,735)	(7)%
Digital marketing services(a)	476,049	476,958	(909)	—%	467,909	9,049	2%
Digital-only subscription	188,828	155,621	33,207	21%	132,618	23,003	17%
Digital other	92,396	84,180	8,216	10%	80,707	3,473	4%
Digital	1,103,651	1,050,370	53,281	5%	1,038,580	11,790	1%

Print advertising	525,800	576,545	(50,745)	(9)%	670,882	(94,337)	(14)%
Print circulation	650,047	772,200	(122,153)	(16)%	952,019	(179,819)	(19)%
Commercial and other(b)	229,817	264,435	(34,618)	(13)%	283,822	(19,387)	(7)%
Print and commercial	1,405,664	1,613,180	(207,516)	(13)%	1,906,723	(293,543)	(15)%

Total revenues	2,509,315	2,663,550	(154,235)	(6)%	2,945,303	(281,753)	(10)%

Total operating expenses(a)	2,552,153	2,577,279	(25,126)	(1)%	2,978,902	(401,623)	(13)%
Operating (loss) income	(42,838)	86,271	(129,109)	***	(33,599)	119,870	***
Non-operating expenses	34,835	92,436	(57,601)	(62)%	43,307	49,129	***
Loss before income taxes	(77,673)	(6,165)	(71,508)	***	(76,906)	70,741	(92)%
(Benefit) provision for income taxes	(51,286)	21,729	(73,015)	***	1,349	20,380	***
Net loss	(26,387)	(27,894)	1,507	(5)%	(78,255)	50,361	(64)%
Net loss attributable to noncontrolling interests	(33)	(103)	70	(68)%	(253)	150	(59)%
Net loss attributable to Gannett	$(26,354)	$(27,791)	$1,437	(5)%	$(78,002)	$50,211	(64)%

Loss per share attributable to Gannett - basic	$(0.18)	$(0.20)	$0.02	(10)%	$(0.57)	$0.37	(65)%
Loss per share attributable to Gannett - diluted	$(0.18)	$(0.20)	$0.02	(10)%	$(0.57)	$0.37	(65)%
*** Indicates an absolute value percentage change greater than 100.
(a) Amounts are net of intersegment eliminations of $151.8 million, $150.5 million and $143.5 million for the years ended December 31, 2024, 2023 and 2022, respectively, which represent digital marketing services revenues and expenses associated with products sold by sales teams in our Domestic Gannett
Media and Newsquest segments but fulfilled by our DMS segment. When discussing segment results, these revenues and expenses are presented gross but are eliminated in consolidation.
(b) For the years ended December 31, 2024, 2023, and 2022, included Commercial printing and delivery revenues of $152.0 million, $186.1 million, and
$211.8 million, respectively.
Revenues
Digital revenues are primarily derived from digital advertising offerings such as digital marketing services generated through multiple services, including search advertising, display advertising, search optimization, social media, website development, web presence products, customer relationship management, and software-as-a-service solutions, classified advertisements and display advertisements, which may leverage third-party providers, and digital distribution of our publications, as well as digital content syndication, affiliate and content partnerships, and licensing revenues.
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
•Depreciation and amortization;
•Integration and reorganization costs include severance costs as well as other reorganization costs associated with individual restructuring programs, designed primarily to right-size our employee base, consolidate facilities and improve operations;
•Impairment charges, including costs incurred related to goodwill, intangible assets and property, plant, and equipment;
•Gains or losses on the sale or disposal of assets; and
•Other operating expenses, including third-party debt expenses as well as acquisition-related costs.
Refer to Segment results below for a discussion of the results of operations by segment.
Non-operating expenses (income)
Interest expense: For the years ended December 31, 2024, 2023 and 2022, Interest expense was $104.7 million, $111.8 million and $108.4 million, respectively.
The decrease in interest expense for the year ended December 31, 2024 compared to 2023, was primarily due to quarterly amortization payments and required prepayments on our prior five-year senior secured term loan facility in an original aggregate principal amount of $516.0 million (the "Senior Secured Term Loan"), and the repurchase of our $400 million aggregate principal amount of 6.00% first lien notes due November 1, 2026 (the "2026 Senior Notes"). The Senior Secured
Term Loan was refinanced and replaced on October 15, 2024 with our 2029 Term Loan Facility (collectively with the Senior
Secured Term Loan, the "Term Loans"). The decrease in interest expense was partially offset by payments made on our 2029
Term Loan Facility and an increase in interest rates on the Senior Secured Term Loan.
The increase in interest expense for the year ended December 31, 2023 compared to 2022, was primarily due to the impact of the increase in interest rates on our Senior Secured Term Loan, partially offset by a lower debt balance, mainly driven by quarterly amortization payments on our Senior Secured Term Loan and repurchases of our 2026 Senior Notes.
Gain on early extinguishment of debt: For the years ended December 31, 2024, 2023 and 2022, we recognized net gains on the early extinguishment of debt of $55.6 million, $4.5 million and $0.4 million, respectively, mainly due to our debt refinancing transactions. Refer to Note 8 — Debt for additional discussion regarding our debt.
Non-operating pension income: For the years ended December 31, 2024, 2023 and 2022, Non-operating pension income was $12.4 million, $9.4 million and $59.0 million, respectively. The increase in Non-operating pension income for the year ended December 31, 2024 compared to 2023 was primarily due to the decrease in the discount rate, partially offset by a decline in the projected benefit obligation. The decrease in Non-operating pension income for the year ended December 31, 2023 compared to 2022 was primarily due to a decrease in the expected return on plan assets, mainly driven by a decrease in assets following the annuity contract entered into during 2022, related to the Gannett Retirement Plan (the "GR Plan").
Equity income in unconsolidated investees, net: For the years ended December 31, 2024, 2023 and 2022, Equity income in unconsolidated investees, net was $0.5 million, $2.4 million and $3.4 million, respectively.
Other non-operating income, net: Other non-operating income, net consisted of certain items that are outside of our normal business operations. For the years ended December 31, 2024, 2023 and 2022, we recorded Other non-operating income, net of
$1.3 million, $3.1 million and $2.3 million, respectively.

(Benefit) provision for income taxes
The following table summarizes our pre-tax net loss before income taxes and income tax accounts:

	Year ended December 31,
In thousands	2024	2023	2022
Loss before income taxes	$(77,673)	$(6,165)	$(76,906)
(Benefit) provision for income taxes	(51,286)	21,729	1,349
Effective tax rate	66.0%	NM	(1.8)%
NM indicates not meaningful.
Our effective tax rate for the year ended December 31, 2024 was 66.0%. The tax benefit for 2024 was primarily impacted by the release of uncertain tax position reserves related to an Internal Revenue Service audit, the release of foreign valuation allowances, debt refinancing transactions and the pre-tax book loss, partially offset by the increase in valuation allowances on non-deductible U.S. interest expense carryforwards and global intangible low-taxed income inclusion. Refer to Note 8 — Debt for additional discussion regarding our debt.
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
Net loss attributable to Gannett and diluted loss per share attributable to Gannett
Net loss attributable to Gannett and diluted loss per share attributable to Gannett were $26.4 million and $0.18 for the year ended December 31, 2024, respectively, $27.8 million and $0.20 for the year ended December 31, 2023, respectively, and $78.0 million and $0.57 for the year ended December 31, 2022, respectively. The changes reflect the various items discussed above and below in "Segment Results."
Segment Results

Domestic Gannett Media segment 2024 compared to 2023
A summary of our Domestic Gannett Media segment results comparing the year ended December 31, 2024 to the year ended December 31, 2023 is presented below:

	Year ended December 31,
In thousands	2024	2023	$ Change	% Change
Revenues:
Digital	$692,714	$641,743	$50,971	8%
Print and commercial	1,245,684	1,454,110	(208,426)	(14%)
Total revenues	1,938,398	2,095,853	(157,455)	(8%)
Operating expenses:
Operating costs	1,211,817	1,362,815	(150,998)	(11%)
Selling, general and administrative expenses	524,868	540,843	(15,975)	(3%)
Depreciation and amortization	96,478	112,201	(15,723)	(14%)
Integration and reorganization costs	49,625	5,582	44,043	***
Asset impairments	600	1,370	(770)	(56%)
Loss (gain) on sale or disposal of assets, net	1,682	(38,937)	40,619	***
Other operating (income) expenses	(140)	139	(279)	***
Total operating expenses	1,884,930	1,984,013	(99,083)	(5%)
Operating income	$53,468	$111,840	$(58,372)	(52%)
*** Indicates an absolute value percentage change greater than 100.
Revenues
The following table provides the breakout of Revenues by category for the years ended December 31, 2024 and 2023:

	Year ended December 31,
In thousands	2024	2023	$ Change	% Change
Digital advertising	$292,897	$283,249	$9,648	3%
Digital marketing services	142,120	140,589	1,531	1%
Digital-only subscription	181,670	150,384	31,286	21%
Digital other	76,027	67,521	8,506	13%
Digital	692,714	641,743	50,971	8%

Print advertising	451,589	501,701	(50,112)	(10%)
Print circulation	582,965	704,158	(121,193)	(17%)
Commercial and other(a)	211,130	248,251	(37,121)	(15%)
Print and commercial	1,245,684	1,454,110	(208,426)	(14%)

Total revenues	$1,938,398	$2,095,853	$(157,455)	(8%)
(a) For the years ended December 31, 2024 and 2023, included Commercial printing and delivery revenues of $141.8 million and $178.1 million, respectively.
For the year ended December 31, 2024, Digital advertising revenues increased compared to 2023, primarily due to an increase in national revenues, including sponsored link and programmatic revenue, as well as higher spend on automotive advertisements, partially offset by a decrease in local revenues and lower spend on employment and obituary notifications.
For the year ended December 31, 2024, Digital marketing services revenues increased compared to 2023, primarily due to an increase in client spend.
For the year ended December 31, 2024, Digital-only subscription revenues increased compared to 2023, primarily due to an increase in digital-only subscription average revenue per user ("Digital-only ARPU") of 21.2%, mainly due to higher rates.
Refer to "Key Performance Indicators" below for further discussion of Digital-only ARPU.

For the year ended December 31, 2024, Digital other revenues increased compared to 2023, primarily due to an increase in affiliate and syndication revenues, partially offset by the absences of revenues associated with non-core products which were sunset.
For the year ended December 31, 2024, Print advertising revenues decreased compared to 2023, primarily due to a decrease in local and national print advertisements and lower advertiser inserts, mainly due to a reduction in spend from customers driven by macroeconomic factors, and lower spend on classified advertisements, mainly associated with obituary notifications and real estate advertisements.
For the year ended December 31, 2024, Print circulation revenues decreased compared to 2023, primarily due to a decline in home delivery and single copy as a result of a reduction in the volume of subscribers, partially offset by higher rates on home delivery and single copy.
For the year ended December 31, 2024, Commercial and other revenues decreased compared to 2023, primarily due to a decrease in commercial print and delivery revenues, driven by the decline in production volume, including the impact of a business divested in 2024 and facility closures as well as a decrease in the price of newsprint.
Operating expenses
The following table provides the breakout of Operating costs for the years ended December 31, 2024 and 2023:

	Year ended December 31,
In thousands	2024	2023	$ Change	% Change
Newsprint and ink	$67,833	$99,760	$(31,927)	(32%)
Distribution	276,069	323,750	(47,681)	(15%)
Compensation and benefits	375,008	393,196	(18,188)	(5%)
Outside services	305,593	326,695	(21,102)	(6%)
Other	187,314	219,414	(32,100)	(15%)
Total operating costs	$1,211,817	$1,362,815	$(150,998)	(11%)
For the year ended December 31, 2024, Newsprint and ink costs decreased compared to 2023, primarily due to lower volume due to the decline in revenues, as well as a decrease in the cost of newsprint of approximately $12.8 million.
For the year ended December 31, 2024, Distribution costs decreased compared to 2023, primarily due to a decrease of
$55.6 million associated with lower home delivery and single copy revenues, and the conversion to mail and route optimization, partially offset by an increase in postage costs of $7.9 million, mainly due to conversion to mail delivery in multiple markets, as well as higher postage costs associated with increased revenue for direct mail.
For the year ended December 31, 2024, Compensation and benefits costs decreased compared to 2023, primarily due to lower payroll expense of $15.9 million, mainly driven by a decrease in headcount tied to ongoing cost control initiatives, including facility closures and conversion to mail delivery in multiple markets, partially offset by higher wages, and to a lesser extent, lower employee benefit costs of $2.3 million.
For the year ended December 31, 2024, Outside services costs, which includes professional services fulfilled by third parties, media fees and other digital costs, and paid search and ad serving services, decreased compared to 2023, primarily due to a decrease in news and editorial expenses of $13.1 million, mainly due to the cease-use of certain licensed content, a decrease in event related expenses of approximately $5.1 million, mainly due to the decline in revenues, and a decrease in third-party media fees of approximately $3.7 million, partially offset by an increase in outside printing costs of $3.9 million.
For the year ended December 31, 2024, Other costs decreased compared to 2023, primarily due to lower facility related expenses of $17.0 million, mainly associated with real estate sales and facility consolidations, as well as lower miscellaneous expenses of $15.8 million, mainly related to lower technology costs, partially offset by higher promotion costs of approximately
$0.7 million.
The following table provides the breakout of Selling, general and administrative expenses for the years ended December
31, 2024 and 2023:

	Year ended December 31,
In thousands	2024	2023	$ Change	% Change
Compensation and benefits	$251,441	$255,491	$(4,050)	(2%)
Outside services and other	273,427	285,352	(11,925)	(4%)
Total selling, general and administrative expenses	$524,868	$540,843	$(15,975)	(3%)
For the year ended December 31, 2024, Compensation and benefits costs decreased compared to 2023, primarily due to lower payroll expense of $2.2 million, driven by lower commissions related to revenue performance as well as a decrease in headcount tied to ongoing cost control initiatives, and to a lesser extent, lower employee benefit costs of $1.8 million.
For the year ended December 31, 2024, Outside services and other costs, which include services fulfilled by third parties, decreased compared to 2023, primarily due to lower bad debt expense of approximately $6.3 million, and lower miscellaneous expenses of approximately $5.6 million, including lower product and finance costs, partially offset by higher promotion and technology costs.
For the year ended December 31, 2024, Depreciation and amortization expense decreased compared to 2023, reflecting the impact of fewer print facilities in 2024 compared to 2023.
For the year ended December 31, 2024, Integration and reorganization costs increased compared to 2023, mainly due to an increase in other reorganization-related costs of $42.4 million and an increase in severance costs of $1.6 million. For the year ended December 31, 2024, the change in other reorganization-related costs was primarily due to $25.9 million related to withdrawal liabilities which were expensed as a result of ceasing contributions to multiemployer pension plans, $9.7 million expensed as of the cease-use date related to certain licensed content, and the absence of $6.4 million related to the reversal of withdrawal liabilities in 2023 related to multiemployer pension plans based on settlement of the withdrawal liability.
For the year ended December 31, 2024, we recognized a net loss on the sale of assets of $1.7 million compared to a net gain of $38.9 million for the year ended December 31, 2023, primarily related to sales of production facilities as part of our plan to monetize non-strategic assets.
Domestic Gannett Media segment Adjusted EBITDA

	Year ended December 31,
In thousands	2024	2023	$ Change	% Change
Net income attributable to Gannett	$61,333	$114,254	$(52,921)	(46%)
Non-operating pension income	(5,021)	(705)	(4,316)	***
Depreciation and amortization	96,478	112,201	(15,723)	(14%)
Integration and reorganization costs	49,625	5,582	44,043	***
Third-party debt expenses and acquisition costs	—	139	(139)	(100%)
Asset impairments	600	1,370	(770)	(56%)
Loss (gain) on sale or disposal of assets, net	1,682	(38,937)	40,619	***
Other non-operating (income) expense, net	(2,263)	773	(3,036)	***
Non-recurring items	(13)	(36)	23	(64%)
Adjusted EBITDA (non-GAAP basis)(a)	$202,421	$194,641	$7,780	4%
Net income attributable to Gannett margin	3.2%	5.5%
Adjusted EBITDA margin (non-GAAP basis)(a)(b)	10.4%	9.3%
*** Indicates an absolute value percentage change greater than 100.
(a) See "Non-GAAP Financial Measures" below for additional information about non-GAAP financial performance measures.
(b) We define Adjusted EBITDA margin as Adjusted EBITDA divided by total Revenues.
For the year ended December 31, 2024, the increase in Domestic Gannett Media segment Adjusted EBITDA compared to
2023 was primarily attributable to the changes discussed above.

Domestic Gannett Media segment 2023 compared to 2022
A summary of our Domestic Gannett Media segment results comparing the year ended December 31, 2023 to the year ended December 31, 2022 is presented below:

	Year ended December 31,
In thousands	2023	2022	$ Change	% Change
Revenues:
Digital	$641,743	$633,103	$8,640	1%
Print and commercial	1,454,110	1,746,703	(292,593)	(17%)
Total revenues	2,095,853	2,379,806	(283,953)	(12%)
Operating expenses:
Operating costs	1,362,815	1,544,708	(181,893)	(12%)
Selling, general and administrative expenses	540,843	631,414	(90,571)	(14%)
Depreciation and amortization	112,201	130,557	(18,356)	(14%)
Integration and reorganization costs	5,582	55,575	(49,993)	(90%)
Asset impairments	1,370	1,056	314	30%
Gain on sale or disposal of assets, net	(38,937)	(6,738)	(32,199)	***
Other operating expenses	139	2	137	***
Total operating expenses	1,984,013	2,356,574	(372,561)	(16%)
Operating income	$111,840	$23,232	$88,608	***
*** Indicates an absolute value percentage change greater than 100.
Revenues
The following table provides the breakout of Revenues by category for the years ended December 31, 2023 and 2022:

	Year ended December 31,
In thousands	2023	2022	$ Change	% Change
Digital advertising	$283,249	$306,456	$(23,207)	(8%)
Digital marketing services	140,589	133,219	7,370	6%
Digital-only subscription	150,384	127,671	22,713	18%
Digital other	67,521	65,757	1,764	3%
Digital	641,743	633,103	8,640	1%

Print advertising	501,701	594,741	(93,040)	(16%)
Print circulation	704,158	884,854	(180,696)	(20%)
Commercial and other(a)	248,251	267,108	(18,857)	(7%)
Print and commercial	1,454,110	1,746,703	(292,593)	(17%)

Total revenues	$2,095,853	$2,379,806	$(283,953)	(12%)
(a) For the years ended December 31, 2023 and 2022, included Commercial printing and delivery revenues of $178.1 million and $204.8 million, respectively.
For the year ended December 31, 2023, Digital advertising revenues decreased compared to 2022, driven by decreases in both domestic national and local revenue volumes and a reduction in digital advertising demand as a result of a more challenging macroeconomic environment, including declining CPMs (cost per thousand impressions) and lower spend on employment and obituary notifications, partially offset by higher spend on automotive advertisements.
For the year ended December 31, 2023, Digital marketing services revenues increased compared to 2022, primarily due to an increase in rates, partially offset by a decrease in client counts.

For the year ended December 31, 2023, Digital-only subscription revenues increased compared to 2022, due to an increase in Digital-only ARPU of 7.8%, mainly due to product mix. Refer to "Key Performance Indicators" below for further discussion of Digital-only ARPU.
For the year ended December 31, 2023, Digital other revenues increased compared to 2022, primarily due to an increase in affiliate and partnership revenues, partially offset by a decline in digital syndication revenues.
For the year ended December 31, 2023, Print advertising revenues decreased compared to 2022, primarily due to a decrease in advertiser inserts, mainly due to volume declines, a decrease in local and national print advertisements, mainly due to the ongoing decline associated with secular trends and both a shift and a reduction in spend from customers driven by macroeconomic factors, and lower spend on classified advertisements, mainly driven by lower spend on obituary notifications and real estate advertisements, partially offset by an increase in spend on employment advertisements. In addition, the decrease in Print advertising revenues was also due to the absence in 2023 of revenues of $31.3 million associated with both businesses divested and non-core products which were sunset in 2023 and 2022.
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
For the year ended December 31, 2023, Commercial and other revenues decreased compared to 2022, primarily due to a decline in commercial print volume, partially offset by an increase in event revenues, mainly driven by an increase in registration fees and higher merchandising revenues, driven by higher attendance, partially offset by slightly fewer events.
Operating expenses
The following table provides the breakout of Operating costs for the years ended December 31, 2023 and 2022:

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
The following table provides the breakout of Selling, general and administrative expenses for the years ended December
31, 2023 and 2022:

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
For the year ended December 31, 2023, Integration and reorganization costs decreased compared to 2022, mainly due to a decrease in severance costs of $30.7 million and a decrease in other reorganization-related costs of $19.3 million. The decrease in other costs was primarily due to the reversal of withdrawal liabilities related to multiemployer pension plans of $6.4 million based on settlement of the withdrawal liability, and the absence in 2023 of an accrual of $8.6 million made in 2022 related to a multiemployer pension plan, as well as lower facility and consolidation costs in 2023 compared to 2022.
For the years ended December 31, 2023 and 2022, we recognized net gains on the sale of assets of $38.9 million and
$6.7 million, respectively, primarily related to sales of production facilities as part of our plan to monetize non-strategic assets.
Domestic Gannett Media segment Adjusted EBITDA

	Year ended December 31,
In thousands	2023	2022	$ Change	% Change
Net income attributable to Gannett	$114,254	$63,225	$51,029	81%
Non-operating pension income	(705)	(35,921)	35,216	(98%)
Depreciation and amortization	112,201	130,557	(18,356)	(14%)
Integration and reorganization costs	5,582	55,575	(49,993)	(90%)
Third-party debt expenses and acquisition costs	139	2	137	***
Asset impairments	1,370	1,056	314	30%
Gain on sale or disposal of assets, net	(38,937)	(6,738)	(32,199)	***
Other non-operating expense (income), net	773	(398)	1,171	***
Non-recurring items	(36)	290	(326)	***
Adjusted EBITDA (non-GAAP basis)(a)	$194,641	$207,648	$(13,007)	(6%)
Net income attributable to Gannett margin	5.5%	2.7%
Adjusted EBITDA margin (non-GAAP basis)(a)(b)	9.3%	8.7%
*** Indicates an absolute value percentage change greater than 100.
(a) See "Non-GAAP Financial Measures" below for additional information about non-GAAP financial performance measures.
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

Newsquest segment 2024 compared to 2023
A summary of our Newsquest segment results comparing the year ended December 31, 2024 to the year ended December
31, 2023 is presented below:

	Year ended December 31,
In thousands	2024	2023	$ Change	% Change
Revenues:
Digital	$79,293	$74,910	$4,383	6%
Print and commercial	159,980	159,070	910	1%
Total revenues	239,273	233,980	5,293	2%
Operating expenses:
Operating costs	122,995	120,264	2,731	2%
Selling, general and administrative expenses	63,257	63,947	(690)	(1%)
Depreciation and amortization	8,485	8,792	(307)	(3%)
Integration and reorganization (reversal) costs	(513)	1,763	(2,276)	***
Gain on sale or disposal of assets, net	(894)	(42)	(852)	***
Other operating (income) expenses	(410)	215	(625)	***
Total operating expenses	192,920	194,939	(2,019)	(1%)
Operating income	$46,353	$39,041	$7,312	19%
*** Indicates an absolute value percentage change greater than 100.
Revenues
The following table provides the breakout of Revenues by category for the years ended December 31, 2024 and 2023:

	Year ended December 31,
In thousands	2024	2023	$ Change	% Change
Digital advertising	$53,481	$50,362	$3,119	6%
Digital marketing services	7,941	8,920	(979)	(11%)
Digital-only subscription	7,158	5,237	1,921	37%
Digital other	10,713	10,391	322	3%
Digital	79,293	74,910	4,383	6%

Print advertising	74,211	74,844	(633)	(1%)
Print circulation	67,082	68,042	(960)	(1%)
Commercial and other(a)	18,687	16,184	2,503	15%
Print and commercial	159,980	159,070	910	1%

Total revenues	$239,273	$233,980	5,293	2%
(a) For the years ended December 31, 2024 and 2023, included Commercial printing revenues of $10.2 million and $8.0 million, respectively.
For the year ended December 31, 2024, Digital advertising revenues increased compared to 2023, primarily due to an increase in national and local display revenues, partially offset by lower spend on employment notifications.
For the year ended December 31, 2024, Digital marketing services revenues decreased compared to 2023, driven by a decrease in client counts.
For the year ended December 31, 2024, Digital-only subscription revenues increased compared to 2023, primarily driven by the increase in digital-only paid subscriptions. Refer to "Key Performance Indicators" below for further discussion of digital-
only paid subscriptions.

For the year ended December 31, 2024, Print advertising revenues decreased compared to 2023, primarily due to lower spend on classified advertisements.
For the year ended December 31, 2024, Commercial and other revenues increased compared to 2023, primarily due to an increase in customer spend.
Operating expenses
The following table provides the breakout of Operating costs for the years ended December 31, 2024 and 2023:

	Year ended December 31,
In thousands	2024	2023	$ Change	% Change
Newsprint and ink	$10,187	$13,351	$(3,164)	(24%)
Distribution	12,755	13,325	(570)	(4%)
Compensation and benefits	53,084	50,144	2,940	6%
Outside services	15,233	16,033	(800)	(5%)
Other	31,736	27,411	4,325	16%
Total operating costs	$122,995	$120,264	$2,731	2%
For the year ended December 31, 2024, Newsprint and ink costs decreased compared to 2023, primarily due to a decrease in the cost of newsprint of approximately of $1.8 million, as well as volume declines.
For the year ended December 31, 2024, Compensation and benefits costs increased compared to 2023, primarily due to higher headcount for production facilities.
For the year ended December 31, 2024, Other costs, increased compared to 2023, primarily associated with the increase in digital advertising revenues.
The following table provides the breakout of Selling, general and administrative expenses for the years ended December
31, 2024 and 2023:

	Year ended December 31,
In thousands	2024	2023	$ Change	% Change
Compensation and benefits	$47,517	$47,350	$167	—%
Outside services and other	15,740	16,597	(857)	(5%)
Total selling, general and administrative expenses	$63,257	$63,947	$(690)	(1%)
For the year ended December 31, 2024, Outside services and other costs decreased compared to 2023, primarily due to lower technology related expenses of approximately $0.8 million and lower bad debt expense of approximately $0.2 million.
For the year ended December 31, 2024, Integration and reorganization costs decreased compared to 2023, primarily due to a decrease in severance costs of $0.9 million and a decrease in other reorganization-related costs of $1.4 million due to the reversal of a withdrawal liability in 2024 related to a pension plan based on settlement of the withdrawal liability.

Newsquest segment Adjusted EBITDA

	Year ended December 31,
In thousands	2024	2023	$ Change	% Change
Net income attributable to Gannett	$55,196	$49,257	$5,939	12%
Non-operating pension income	(7,417)	(8,677)	1,260	(15%)
Depreciation and amortization	8,485	8,792	(307)	(3%)
Integration and reorganization (reversal) costs	(513)	1,763	(2,276)	***
Third-party debt expenses and acquisition costs	(22)	215	(237)	***
Gain on sale or disposal of assets, net	(894)	(42)	(852)	***
Other non-operating income, net	(1,426)	(1,539)	113	(7%)
Non-recurring items	—	359	(359)	(100%)
Adjusted EBITDA (non-GAAP basis)(a)	$53,409	$50,128	$3,281	7%
Net income attributable to Gannett margin	23.1%	21.1%
Adjusted EBITDA margin (non-GAAP basis)(a)(b)	22.3%	21.4%
*** Indicates an absolute value percentage change greater than 100.
(a) See "Non-GAAP Financial Measures" below for additional information about non-GAAP financial performance measures.
(b) We define Adjusted EBITDA margin as Adjusted EBITDA divided by total Revenues.
For the year ended December 31, 2024, the increase in Newsquest segment Adjusted EBITDA compared to 2023 was primarily attributable to the changes discussed above.
Newsquest segment 2023 compared to 2022
A summary of our Newsquest segment results comparing the year ended December 31, 2023 to the year ended December
31, 2022 is presented below:

	Year ended December 31,
In thousands	2023	2022	$ Change	% Change
Revenues:
Digital	$74,910	$74,610	$300	—%
Print and commercial	159,070	160,020	(950)	(1%)
Total revenues	233,980	234,630	(650)	—%
Operating expenses:
Operating costs	120,264	125,405	(5,141)	(4%)
Selling, general and administrative expenses	63,947	69,563	(5,616)	(8%)
Depreciation and amortization	8,792	7,374	1,418	19%
Integration and reorganization costs	1,763	4,425	(2,662)	(60%)
Gain on sale or disposal of assets, net	(42)	(319)	277	(87%)
Other operating expenses	215	725	(510)	(70%)
Total operating expenses	194,939	207,173	(12,234)	(6%)
Operating income	$39,041	$27,457	$11,584	42%

Revenues
The following table provides the breakout of Revenues by category for the years ended December 31, 2023 and 2022:

	Year ended December 31,
In thousands	2023	2022	$ Change	% Change
Digital advertising	$50,362	$50,890	$(528)	(1%)
Digital marketing services	8,920	9,263	(343)	(4%)
Digital-only subscription	5,237	4,947	290	6%
Digital other	10,391	9,510	881	9%
Digital	74,910	74,610	300	—%

Print advertising	74,844	76,141	(1,297)	(2%)
Print circulation	68,042	67,165	877	1%
Commercial and other(a)	16,184	16,714	(530)	(3%)
Print and commercial	159,070	160,020	(950)	(1%)

Total revenues	$233,980	$234,630	(650)	—%
(a) For the years ended December 31, 2023 and 2022, included Commercial printing revenues of $8.0 million and $7.0 million, respectively.
For the year ended December 31, 2023, Digital advertising revenues decreased compared to 2022, primarily due to lower spend on employment notifications, partially offset by the impact of an acquisition in the first quarter of 2022.
For the year ended December 31, 2023, Digital other revenues increased compared to 2022, primarily due to higher digital syndication revenues.
For the year ended December 31, 2023, Print advertising revenues decreased compared to 2022, primarily due to a reduction in spend driven by the ongoing decline associated with secular trends reflecting the shift to digital platforms and lower spend on real estate, employment, and automobile classified advertisements, partially offset by an increase reflecting the impact of an acquisition in the first quarter of 2022 and higher spend on legal notifications.
For the year ended December 31, 2023, Print circulation revenues increased compared to 2022, primarily due to the impact of an acquisition in the first quarter of 2022.
Operating expenses
The following table provides the breakout of Operating costs for the years ended December 31, 2023 and 2022:

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
For the year ended December 31, 2023, Outside services costs, which includes professional services fulfilled by third parties, media fees and other digital costs, and paid search and ad serving services, decreased compared to 2022, due to lower miscellaneous expenses driven by cost control initiatives.
The following table provides the breakout of Selling, general and administrative expenses for the years ended December
31, 2023 and 2022:

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
For the year ended December 31, 2023, Integration and reorganization costs decreased compared to 2022, mainly due to a decrease in severance costs of $2.5 million and a decrease in other reorganization-related costs of $0.2 million.
Newsquest segment Adjusted EBITDA

	Year ended December 31,
In thousands	2023	2022	$ Change	% Change
Net income attributable to Gannett	$49,257	$49,301	$(44)	—%
Non-operating pension income	(8,677)	(23,032)	14,355	(62%)
Depreciation and amortization	8,792	7,374	1,418	19%
Integration and reorganization costs	1,763	4,425	(2,662)	(60%)
Third-party debt expenses and acquisition costs	215	725	(510)	(70%)
Gain on sale or disposal of assets, net	(42)	(319)	277	(87%)
Other non-operating (income) expense, net	(1,539)	1,188	(2,727)	***
Non-recurring items	359	365	(6)	(2%)
Adjusted EBITDA (non-GAAP basis)(a)	$50,128	$40,027	$10,101	25%
Net income attributable to Gannett margin	21.1%	21.0%
Adjusted EBITDA margin (non-GAAP basis)(a)(b)	21.4%	17.1%
*** Indicates an absolute value percentage change greater than 100.
(a) See "Non-GAAP Financial Measures" below for additional information about non-GAAP financial performance measures.
(b) We define Adjusted EBITDA margin as Adjusted EBITDA divided by total Revenues.
For the year ended December 31, 2023, the increase in Newsquest segment Adjusted EBITDA compared to 2022 was primarily attributable to the changes discussed above. In addition, for the year ended December 31, 2023, the decrease in Non-
operating pension income compared to 2022 was primarily due to an increase in interest rates.

Digital Marketing Solutions segment 2024 compared to 2023
A summary of our DMS segment results comparing the year ended December 31, 2024 to the year ended December 31,
2023 is presented below:

	Year ended December 31,
In thousands	2024	2023	$ Change	% Change
Revenues:
Digital(a)	$477,807	$477,909	$(102)	—%
Total revenues	477,807	477,909	(102)	—%
Operating expenses:
Operating costs	343,782	336,056	7,726	2%
Selling, general and administrative expenses	90,981	88,630	2,351	3%
Depreciation and amortization	24,066	23,795	271	1%
Integration and reorganization costs	2,061	784	1,277	***
Loss on sale or disposal of assets, net	93	324	(231)	(71%)
Total operating expenses	460,983	449,589	11,394	3%
Operating income	$16,824	$28,320	$(11,496)	(41%)
*** Indicates an absolute value percentage change greater than 100.
(a)Digital revenues are solely generated by digital marketing services revenues.
Revenues
For the year ended December 31, 2024, Digital revenues remained essentially flat compared to 2023, primarily due to a decline in revenues from non-core products which were sunset, offset by growth in the core direct business. Core platform average revenue per user ("Core platform ARPU") increased 5.3% for the year ended December 31, 2024. Refer to "Key
Performance Indicators" below for further discussion of Core platform ARPU.
Operating expenses
The following table provides the breakout of Operating costs for the years ended December 31, 2024 and 2023:

	Year ended December 31,
In thousands	2024	2023	$ Change	% Change
Outside services	$300,523	$294,073	$6,450	2%
Compensation and benefits	36,684	35,604	1,080	3%
Other	6,575	6,379	196	3%
Total operating costs	$343,782	$336,056	$7,726	2%
For the year ended December 31, 2024, Outside services costs increased compared to 2023, due to an increase in expenses associated with third-party media fees driven by higher costs of search.
For the year ended December 31, 2024, Compensation and benefits costs increased compared to 2023, primarily due to higher wages.
The following table provides the breakout of Selling, general and administrative expenses for the years ended December
31, 2024 and 2023:

	Year ended December 31,
In thousands	2024	2023	$ Change	% Change
Compensation and benefits	$78,709	$76,190	$2,519	3%
Outside services and other	12,272	12,440	(168)	(1%)
Total selling, general and administrative expenses	$90,981	$88,630	$2,351	3%

For the year ended December 31, 2024, Compensation and benefits costs increased compared to 2023, primarily due to higher payroll expense of $1.7 million, driven by higher wages, and higher employee benefit costs of $0.8 million.
For the year ended December 31, 2024, Outside services and other costs decreased compared to 2023, mainly due to lower bad debt expense of $0.5 million, partially offset by an increase in miscellaneous expenses, including higher costs associated with outsourcing and professional services.
DMS segment Adjusted EBITDA

	Year ended December 31,
In thousands	2024	2023	$ Change	% Change
Net income attributable to Gannett	$13,382	$28,841	$(15,459)	(54%)
Depreciation and amortization	24,066	23,795	271	1%
Integration and reorganization costs	2,061	784	1,277	***
Loss on sale or disposal of assets, net	93	324	(231)	(71%)
Other non-operating expense (income), net	3,442	(521)	3,963	***
Non-recurring items	634	—	634	***
Adjusted EBITDA (non-GAAP basis)(a)	$43,678	$53,223	$(9,545)	(18%)
Net income attributable to Gannett margin	2.8%	6.0%
Adjusted EBITDA margin (non-GAAP basis)(a)(b)	9.1%	11.1%
*** Indicates an absolute value percentage change greater than 100.
(a) See "Non-GAAP Financial Measures" below for additional information about non-GAAP financial performance measures.
(b) We define Adjusted EBITDA margin as Adjusted EBITDA divided by total Revenues.
For the year ended December 31, 2024, the decrease in DMS segment Adjusted EBITDA compared to 2023 was primarily attributable to the changes discussed above. In addition, for the year ended December 31, 2024, the change in Other non-
operating expense compared to 2023, was mainly due to foreign currency fluctuations.
Digital Marketing Solutions segment 2023 compared to 2022
A summary of our DMS segment results comparing the year ended December 31, 2023 to the year ended December 31,
2022 is presented below:

	Year ended December 31,
In thousands	2023	2022	$ Change	% Change
Revenues:
Digital(a)	$477,909	$468,883	$9,026	2%
Total revenues	477,909	468,883	9,026	2%
Operating expenses:
Operating costs	336,056	323,646	12,410	4%
Selling, general and administrative expenses	88,630	87,657	973	1%
Depreciation and amortization	23,795	26,431	(2,636)	(10%)
Integration and reorganization costs	784	1,108	(324)	(29%)
Loss on sale or disposal of assets, net	324	179	145	81%
Total operating expenses	449,589	439,021	10,568	2%
Operating income	$28,320	$29,862	$(1,542)	(5%)
(a)Digital revenues are solely generated by digital marketing services revenues.
Revenues
For the year ended December 31, 2023, Digital revenues increased compared to 2022, primarily due to growth in the core direct business, including growth in revenues associated with both local and multi-location customers, and an increase in Core platform ARPU of 6.5% for the year ended December 31, 2023, partially offset by the impact of the sunset of non-core products. Refer to "Key Performance Indicators" below for further discussion of Core platform ARPU.

Operating expenses
The following table provides the breakout of Operating costs for the years ended December 31, 2023 and 2022:

	Year ended December 31,
In thousands	2023	2022	$ Change	% Change
Outside services	$294,073	$283,380	$10,693	4%
Compensation and benefits	35,604	32,633	2,971	9%
Other	6,379	7,633	(1,254)	(16%)
Total operating costs	$336,056	$323,646	$12,410	4%
For the year ended December 31, 2023, Outside services costs increased compared to 2022, due to an increase in expenses associated with third-party media fees driven by a corresponding increase in revenues.
For the year ended December 31, 2023, Compensation and benefits costs increased compared to 2022, primarily due to an increase in payroll expense driven by higher headcount.
For the year ended December 31, 2023, Other costs decreased compared to 2022, primarily due to lower facility related expenses, mainly as a result of exiting space associated with the sunset of non-core products.
The following table provides the breakout of Selling, general and administrative expenses for the years ended December
31, 2023 and 2022:

	Year ended December 31,
In thousands	2023	2022	$ Change	% Change
Compensation and benefits	$76,190	$74,867	$1,323	2%
Outside services and other	12,440	12,790	(350)	(3%)
Total selling, general and administrative expenses	$88,630	$87,657	$973	1%
For the year ended December 31, 2023, Compensation and benefits costs increased compared to 2022, primarily due to an increase in payroll expense of $2.9 million driven by a higher bonus accrual, partially offset by lower employee benefit costs of
$1.5 million, mainly due to a decline in employer 401(k) plan matching contributions, which were suspended in the third quarter of 2022.
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
2022, partially offset by an increase in depreciation expense related to capitalized software.

DMS segment Adjusted EBITDA

	Year ended December 31,
In thousands	2023	2022	$ Change	% Change
Net income attributable to Gannett	$28,841	$26,919	$1,922	7%
Depreciation and amortization	23,795	26,431	(2,636)	(10%)
Integration and reorganization costs	784	1,108	(324)	(29%)
Loss on sale or disposal of assets, net	324	179	145	81%
Other non-operating (income) expense, net	(521)	2,943	(3,464)	***
Adjusted EBITDA (non-GAAP basis)(a)	$53,223	$57,580	$(4,357)	(8)%
Net income attributable to Gannett margin	6.0%	5.7%
Adjusted EBITDA margin (non-GAAP basis)(a)(b)	11.1%	12.3%
*** Indicates an absolute value percentage change greater than 100.
(a) See "Non-GAAP Financial Measures" below for additional information about non-GAAP financial performance measures.
(b) We define Adjusted EBITDA margin as Adjusted EBITDA divided by total Revenues.
For the year ended December 31, 2023, the decrease in DMS segment Adjusted EBITDA compared to 2022 was primarily attributable to the changes discussed above. In addition, for the year ended December 31, 2023, Other non-operating expense, net decreased compared to 2022, mainly due to foreign currency fluctuations.
Corporate and other category 2024 compared to 2023
For the year ended December 31, 2024, Corporate and other revenues were $5.7 million compared to $6.3 million for the year ended December 31, 2023.
The following table provides the breakout of Operating expenses for the years ended December 31, 2024 and 2023:

	Year ended December 31,
In thousands	2024	2023	$ Change	% Change
Operating expenses:
Operating costs	$18,809	$23,356	$(4,547)	(19%)
Selling, general and administrative expenses	46,922	41,919	5,003	12%
Depreciation and amortization	27,258	17,834	9,424	53%
Integration and reorganization costs	14,982	16,339	(1,357)	(8%)
Asset impairments	45,989	—	45,989	***
Other operating expenses	10,954	1,196	9,758	***
Loss (gain) on sale or disposal of assets, net	225	(1,446)	1,671	***
Total operating expenses	$165,139	$99,198	$65,941	66%
*** Indicates an absolute value percentage change greater than 100.
For the year ended December 31, 2024, Corporate and other operating expenses increased compared to 2023, primarily due to an increase in Asset impairments of approximately $46.0 million related to the write-off of the McLean, Virginia operating lease right-of-use asset and the associated leasehold improvements, an increase in Depreciation and amortization expense, mainly driven by software and capitalized labor, an increase in Other operating expenses, mainly driven by third-party fees expensed related to the refinancing of our debt in October 2024, and an increase in Selling, general and administrative expenses, mainly driven by higher legal fees and an increase in outsourcing costs, partially offset by lower compensation and benefits costs and lower facility related costs. In addition, the increase in operating expenses also reflected the absence in 2024 of the $1.4 million gain on the sale of intellectual property incurred in the first quarter of 2023. The increases noted above were offset by a decrease in Operating costs, mainly driven by lower credit card fees and lower content allocation costs, partially offset by higher compensation and benefits costs, and a decrease in Integration and reorganization-related costs, primarily due to a decrease in severance costs of $4.6 million, partially offset by an increase in other reorganization-related costs of
$3.2 million, mainly driven by higher facility consolidation costs.

Corporate and other category 2023 compared to 2022
For the year ended December 31, 2023, Corporate and other revenues were $6.3 million compared to $5.4 million for the year ended December 31, 2022.
The following table provides the breakout of Operating expenses for the years ended December 31, 2023 and 2022:

	Year ended December 31,
In thousands	2023	2022	$ Change	% Change
Operating expenses:
Operating costs	$23,356	$10,050	$13,306	***
Selling, general and administrative expenses	41,919	63,854	(21,935)	(34%)
Depreciation and amortization	17,834	17,660	174	1%
Integration and reorganization costs	16,339	26,866	(10,527)	(39%)
Other operating expenses	1,196	1,165	31	3%
Gain on sale or disposal of assets, net	(1,446)	(5)	(1,441)	***
Total operating expenses	$99,198	$119,590	$(20,392)	(17%)
*** Indicates an absolute value percentage change greater than 100.
For the year ended December 31, 2023, Corporate and other operating expenses decreased compared to 2022, primarily due to a decrease in Selling, general and administrative expenses, mainly driven by a decrease of $29.3 million in payroll and employee benefit costs, a decrease in Integration and reorganization-related costs, primarily due to a decrease in severance costs of $6.2 million and a decrease in other reorganization-related costs of $4.3 million, mainly due to a decrease in system integration costs and an increase in the gain on sale of assets driven by a $1.4 million gain on the sale of intellectual property, partially offset by an increase in Operating costs.
LIQUIDITY AND CAPITAL RESOURCES
Our primary cash requirements are for working capital, debt obligations, and capital expenditures.
We expect to fund our operations and debt service requirements through cash provided by our operating activities. We expect we will have adequate capital resources and liquidity to meet our ongoing working capital needs, borrowing obligations, and all required capital expenditures for at least the next twelve months and beyond. However, a further economic downturn or an increased rate of revenue declines would negatively impact our revenue, cash provided by operating activities and liquidity.
We continue to implement cost reduction initiatives to reduce our ongoing level of operating expense. We believe our ability to realize benefits from our cost reduction initiatives will be necessary to offset the continued secular decline in our legacy print business revenue streams. We believe that these measures are important in response to the overall challenging macroeconomic environment that we are facing. Refer to "Overview - Macroeconomic Environment" above for further discussion.
Details of our cash flows are included in the table below:

	Year ended December 31,
In thousands	2024	2023
Cash provided by operating activities	$100,310	$94,574
Cash (used for) provided by investing activities	(27,950)	46,979
Cash used for financing activities	(68,853)	(135,511)
Effect of currency exchange rate change on cash	2,062	(234)
Increase in cash, cash equivalents and restricted cash	$5,569	$5,808
Cash flows provided by operating activities: Our largest source of cash provided by operating activities is cash generated through circulation subscribers and advertising and marketing services, primarily from local and national print advertising, as well as retail, classified, and online revenues. Additionally, we generate cash through commercial printing and delivery services to third parties, and events. Our primary uses of cash from our operating activities include compensation, newsprint, delivery, and outside services.
For the year ended December 31, 2024, cash flows provided by operating activities were $100.3 million compared to $94.6 million for the year ended December 31, 2023. The increase in cash flows provided by operating activities was primarily due to a decrease in severance payments, a decrease in interest payments, an increase in accounts payable due to overall timing of payments and a decrease in compensation cost, partially offset by third-party fees expensed related to the refinancing of our debt in 2024, an increase in contributions to our pension and other postretirement benefit plans, and lower cash receipts related to deferred revenues.
Cash flows (used for) provided by investing activities: For the year ended December 31, 2024, cash flows used for investing activities were $28.0 million compared to $47.0 million in cash flows provided by investing activities for the year ended December 31, 2023. The increase in cash flows used for investing activities was primarily due to an increase in purchases of property, plant, and equipment of $11.4 million and a decrease in proceeds from the sale of real estate and other non-strategic assets of $64.3 million.
Cash flows used for financing activities: For the year ended December 31, 2024, cash flows used for financing activities were $68.9 million compared to $135.5 million for the year ended December 31, 2023. The decrease in cash used for financing activities was primarily due to the higher borrowings of long-term debt, net of repayments of $326.8 million, offset by higher repayments of convertible debt, net of borrowings of $248.1 million and $8.9 million in payments of deferred financing costs.
Debt
As of December 31, 2024, the carrying value of our outstanding debt totaled $1.080 billion, which consisted of $830.1 million related to the 2029 Term Loan Facility, $215.9 million related to the 2031 Notes (as defined below), and $33.8 million related to the 2027 Notes (as defined below). Our 2029 Term Loan Facility, 2031 Notes, and 2027 Notes all contain usual and customary covenants and events of default. As of December 31, 2024, we were in compliance with all such covenants and obligations. Refer to Note 8 — Debt for additional discussion regarding our debt.
Term Loans
On October 15, 2024 (the "Closing Date"), we entered into an Amendment and Restatement Agreement (the "Amendment and Restatement Agreement") among us, as a guarantor, Gannett Holdings LLC ("Gannett Holdings"), as the borrower (in such capacity, the "Borrower"), certain subsidiaries of the Borrower as guarantors, the lenders party thereto, Citibank, N.A., as the existing collateral agent and administrative agent for the lenders, and Apollo Administrative Agency LLC, as the successor collateral agent and administrative agent for the lenders, which amended and restated our existing First Lien Credit Agreement dated as of October 15, 2021 (as amended, supplemented or otherwise modified from time to time prior to the Closing Date, the
"Existing Credit Agreement"; the Existing Credit Agreement, as amended and restated by the Amendment and Restatement
Agreement, the "Amended Credit Agreement") by and among us, as guarantor, the Borrower, certain subsidiaries of the
Borrower as guarantors and Citibank, N.A., as administrative agent and collateral agent. The Amended Credit Agreement provides for the 2029 Term Loan Facility, which refinanced and replaced our Senior Secured Term Loan.
The 2029 Term Loan Facility bears interest at an annual rate equal, at the Borrower's option, to either (a) an alternate base rate (which shall not be less than 2.50% per annum) plus a margin equal to 4.00% per annum or (b) Adjusted Term SOFR
(which shall not be less than 1.50%) plus a margin equal to 5.00% per annum. The 2029 Term Loan Facility will mature on
October 15, 2029 and will be freely prepayable without penalty.
The 2029 Term Loan Facility is amortized at a rate of $17.0 million per quarter, with such rate to be adjusted upon the borrowing of any delayed-draw term loans to the extent necessary to cause such delayed-draw term loans to be fungible with the initial term loans under the 2029 Term Loan Facility. In addition, we are required to repay the 2029 Term Loan Facility from time to time with (i) the proceeds of non-ordinary course asset sales and casualty and condemnation events, (ii) the proceeds of indebtedness that is not otherwise permitted under the 2029 Term Loan Facility and (iii) the aggregate amount of cash and cash equivalents on hand at the Company and our restricted subsidiaries in excess of $100.0 million as of the last day of any fiscal year of the Company (beginning with the fiscal year ended December 31, 2024).
For the year ended December 31, 2024, the Company prepaid $350.4 million, including quarterly amortization payments, on the Senior Secured Term Loan, and prepaid $0.5 million on the 2029 Term Loan Facility, which were classified as financing activities in the Consolidated statements of cash flows.
2026 Senior Notes
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
On December 4, 2024, Gannett Holdings redeemed the remaining $3.9 million in aggregate principal amount of the 2026
Senior Notes outstanding using the proceeds of non-ordinary course asset sales and cash on hand.
Senior Secured Convertible Notes due 2027, Senior Secured Convertible Notes due 2031, and the Convertible Notes
Exchange
On October 15, 2024, we completed privately negotiated transactions with certain holders of our 6.000% Senior Secured
Convertible Notes due 2027 (the "2027 Notes") pursuant to which we (i) repurchased a total of $223.6 million in aggregate principal amount of 2027 Notes for cash at a rate of $1,110 per $1,000 principal amount of 2027 Notes, for aggregate cash consideration of $248.2 million and (ii) exchanged a total of $223.6 million in aggregate principal amount of 2027 Notes for new 6.000% Senior Secured Convertible Notes due 2031 (the "2031 Notes" and such repurchase and exchange, collectively, the
"Convertible Notes Exchange").
Additionally, on October 15, 2024, we issued and sold $110,000 in aggregate principal amount of 2031 Notes in a privately negotiated transaction (the "2031 Notes Sale").
The 2031 Notes were issued pursuant to an indenture, dated as of October 15, 2024, among us, the guarantors party thereto,
U.S. Bank Trust Company, National Association, as trustee, and Alter Domus Products Corp, as collateral agent.
Following the completion of the Convertible Notes Exchange and the 2031 Notes Sale, we had outstanding $38.1 million aggregate principal amount of 2027 Notes and $223.7 million aggregate principal amount of 2031 Notes.
Interest on the 2027 Notes and 2031 Notes is payable semi-annually in arrears, and the 2027 Notes and 2031 Notes mature on December 1, 2027, and December 1, 2031, respectively, unless earlier repurchased or converted. The 2027 Notes and 2031
Notes may be converted at any time by the Holders into cash, shares of our Common Stock or any combination of cash and
Common Stock, at the Company's election. The initial conversion rate for both the 2027 Notes and the 2031 Notes is 200 shares of Common Stock per $1,000 principal amount of the 2027 Notes and the 2031 Notes, respectively, which is equal to a conversion price of $5.00 per share of Common Stock (the "Conversion Price").
For the year ended December 31, 2024, no shares of Common Stock were issued upon conversion, exercise, or satisfaction of the required conditions of the 2027 Notes or the 2031 Notes.
Additional information
We continue to evaluate our results of operations, liquidity and cash flows, and as part of these measures, we have taken steps to manage cash outflow by rationalizing expenses and implementing various cost management initiatives. We do not presently pay a quarterly dividend and there can be no assurance that we will pay dividends in the future. In addition, the terms of our indebtedness, including the 2029 Term Loan Facility and the 2031 Notes Indenture have terms that restrict our ability to pay dividends.
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
During the year ended December 31, 2024, we did not repurchase any shares of Common Stock under the Stock
Repurchase Program. As of December 31, 2024, the remaining authorized amount under the Stock Repurchase Program was approximately $96.9 million. The Company does not currently anticipate repurchasing any shares of Common Stock during the first quarter of 2025.
We expect our capital expenditures during the year ended December 31, 2025 to total approximately $55 million to
$65 million. These capital expenditures are anticipated to be primarily comprised of projects related to digital product development, costs associated with our print and technology systems, and system upgrades.
Our leverage may adversely affect our business and financial performance and restricts our operating flexibility. The level of our indebtedness and our ongoing cash flow requirements may expose us to a risk that a substantial decrease in operating cash flows due to, among other things, continued or additional adverse economic conditions or adverse developments in our business, could make it difficult for us to meet the financial and operating covenants contained in our 2029 Term Loan Facility, the 2031 Notes, and the 2027 Notes. In addition, our leverage may limit cash flow available for general corporate purposes such as capital expenditures as well as share repurchases and acquisitions and our flexibility to react to competitive, technological, and other changes in our industry and economic conditions generally. We continue to closely monitor economic factors, including, but not limited to, the current inflationary market and changing interest rates, and we expect to continue to take the steps necessary to appropriately manage liquidity.
As of December 31, 2024, we had no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Contractual obligations and commitments
We enter into various contractual arrangements as a part of our operations. Many of these contractual obligations are discussed in the notes to our Consolidated financial statements. As of December 31, 2024, material obligations discussed in the notes to our Consolidated financial statements included (i) principal payments on our long-term debt discussed in Note 8 —
Debt, (ii) operating leases discussed in Note 4 — Leases, and (iii) pension and postretirement benefits discussed in Note 9 —
Pensions and other postretirement benefit plans. We anticipate interest payments associated with our long-term debt totaling
$91.7 million in 2025, $84.3 million in 2026 and $201.9 million thereafter. Due to uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at December 31, 2024, we are unable to make reasonably reliable estimates of the period of cash settlement. See Note 11 — Income taxes to the Consolidated financial statements for a further discussion of income taxes.
In addition, we have purchase obligations which include digital licenses and information technology services, professional services, interactive marketing agreements, and other legally binding commitments. As of December 31, 2024, we had future purchase obligations totaling $85.7 million due in 2025, $55.4 million due in 2026, and $25.4 million due thereafter. We have certain contracts to purchase newsprint that require us to purchase a percentage of our total requirements for production at market rate. Since the quantities purchased annually under these contracts are not fixed, the amount of the related payments for these purchases is excluded from our future purchase obligations. Amounts for which we are liable under purchase orders outstanding at December 31, 2024 are reflected in the Consolidated balance sheets as Accounts payable and accrued liabilities.
We also have other noncurrent liabilities totaling $2.1 million due in 2025, $1.8 million due in 2026, and $3.7 million due thereafter.
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

We define Adjusted EBITDA as Net income (loss) attributable to Gannett before (1) Income tax expense (benefit), (2)
Interest expense, (3) Gains or losses on the early extinguishment of debt, (4) Non-operating pension income, (5) Loss on convertible notes derivative, (6) Depreciation and amortization, (7) Integration and reorganization costs, (8) Third-party debt expenses and acquisition costs, (9) Asset impairments, (10) Goodwill and intangible impairments, (11) Gains or losses on the sale or disposal of assets, (12) Share-based compensation, (13) Other non-operating (income) expense, net, and (14) Non-
recurring items. We define Adjusted EBITDA margin as Adjusted EBITDA divided by total Revenues.
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

	Year ended December 31,
In thousands	2024	2023	2022
Net loss attributable to Gannett	$(26,354)	$(27,791)	$(78,002)
(Benefit) provision for income taxes	(51,286)	21,729	1,349
Interest expense	104,697	111,776	108,366
Gain on early extinguishment of debt	(55,559)	(4,529)	(399)
Non-operating pension income	(12,438)	(9,382)	(58,953)
Depreciation and amortization	156,287	162,622	182,022
Integration and reorganization costs(a)	66,155	24,468	87,974
Third-party debt expenses and acquisition costs	10,932	1,550	1,892
Asset impairments	46,589	1,370	1,056
Loss (gain) on sale or disposal of assets, net	1,106	(40,101)	(6,883)
Share-based compensation expense	12,522	16,567	16,751
Other non-operating income, net	(1,317)	(3,050)	(2,286)
Non-recurring items	21,855	12,454	4,396
Adjusted EBITDA (non-GAAP basis)	$273,189	$267,683	$257,283
Net loss attributable to Gannett margin	(1.1)%	(1.0)%	(2.6)%
Adjusted EBITDA margin (non-GAAP basis)	10.9%	10.0%	8.7%
(a)For the years ended December 31, 2024, 2023 and 2022, Integration and reorganization-related costs mainly reflect severance-related expenses and other reorganization-related costs, designed primarily to right-size the Company's employee base, consolidate facilities and improve operations.

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

	Year ended December 31,
In thousands, except ARPU	2024	2023	Change	% Change	2022	Change	% Change
Domestic Gannett Media:
Digital-only ARPU	$7.83	$6.46	$1.37	21.2%	$5.99	$0.47	7.8%

Newsquest:
Digital-only ARPU	$6.17	$6.14	$0.03	0.5%	$7.44	$(1.30)	(17.5)%

Total Gannett:
Digital-only ARPU	$7.75	$6.45	$1.30	20.2%	$6.04	$0.41	6.8%

DMS:
Core platform revenues	$474,298	$473,172	$1,126	0.2%	$462,067	$11,105	2.4%
Core platform ARPU	$2,760	$2,620	$140	5.3%	$2,459	$161	6.5%
Core platform average customer count	14.3	15.1	(0.8)	(5.3)%	15.7	(0.6)	(3.8)%

	As of December 31,
In thousands	2024	2023	% Change	2022	% Change
Digital-only paid subscriptions:
Domestic Gannett Media:	1,953	1,912	2.1%	1,970	(2.9)%
Newsquest	110	83	32.5%	59	40.7%
Total Gannett	2,063	1,995	3.4%	2,029	(1.7)%
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
Goodwill and Indefinite-Lived Intangible Assets
Goodwill is tested for impairment annually on November 30 and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have the option to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, although we did not elect to use this option for the Company's evaluation as of November 30, 2024. If we elect to perform a qualitative assessment and conclude it is more likely than not that the fair value of the reporting unit is equal to or greater than its carrying value, no further assessment of that reporting unit's goodwill is necessary; otherwise goodwill must be tested for impairment. In the quantitative test, we are required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. Fair value of the reporting unit is defined as the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. We generally determine the fair value of a reporting unit using a combination of a discounted cash flow analysis and a market-based approach. Estimates of fair value include inputs that are subjective in nature, involve uncertainties, and involve matters of significant judgment that are made at a specific point in time. Changes in key assumptions from period to period could significantly affect the estimates of fair value. Significant assumptions used in the fair value estimates include projected revenues and related growth rates over time, projected operating cash flow margins, discount rates, and future economic and market conditions. If the carrying value of the reporting unit exceeds the estimate of fair value, we calculate the impairment as the excess of the carrying value of goodwill over its implied fair value.
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
The performance of our annual impairment analysis resulted in no impairments to goodwill or indefinite-lived intangible assets for the year ended December 31, 2024. See Note 6 — Goodwill and intangible assets for further discussion. If our future operating results are not in line with the cash flow forecasts underlying our impairment analysis, we could have an impairment of our goodwill or intangible assets in the future and such impairment could materially affect our operating results.
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
Pension and Postretirement Liabilities
ASC 715, "Compensation—Retirement Benefits," requires recognition of an asset or liability in the consolidated balance sheet reflecting the funded status of pension and other postretirement benefit plans, such as retiree health and life, with current-
year changes in the funded status recognized in the statement of stockholders' equity.
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
Our pension plans had assets valued at $1.7 billion as of December 31, 2024 and the plans' benefit obligation was $1.5 billion, resulting in the plans being 110% funded at such date.
For 2024, the assumption used for the funded status discount rate was 5.75% for our principal retirement plan obligations.
As an indication of the sensitivity of pension liabilities to the discount rate assumption, a 50 basis point reduction in the discount rate at the end of 2024 would have increased plan obligations by approximately $28.3 million. A 50 basis point change in the discount rate used to calculate the benefit for 2024 would have decreased total pension plan expense for 2024 by approximately $2.5 million. To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets, input from the actuaries and investment consultants, and long-term inflation assumptions. For our principal retirement plan, we used an assumption of 5.25% for our expected return on pension plan assets for 2024. If we were to reduce our expected rate of return assumption by 50 basis points, the benefit for 2024 would have increased by approximately $4.4 million.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in interest rates, commodity prices, and foreign currency exchange rates.
Changes in these factors could cause fluctuations in earnings and cash flow. In the normal course of business, exposure to certain of these market risks is managed as described below.

Interest Rates
We generally manage our risk associated with changes in interest rates through the use of a combination of variable and fixed-rate debt. As of December 31, 2024, we had variable and fixed-rate debt totaling $850.0 million and $261.8 million, respectively. Our variable-rate debt consisted of our 2029 Term Loan Facility which bears interest at an annual rate equal, at
Gannett Holdings LLC's option, to either (i) an alternate base rate (which shall not be less than 2.50% per annum) plus a margin equal to 4.00% per annum or (ii) Adjusted Term SOFR (which shall be no less than 1.50%) plus a margin equal to 5.00% per annum. On October 15, 2024, our 2029 Term Loan Facility refinanced and replaced our Senior Secured Term Loan which bore interest at the Adjusted Term Secured Overnight Financing Rate. A hypothetical interest rate increase of 100 basis points to our
2029 Term Loan Facility would have increased our interest expense related to our variable-rate debt and likewise decreased our income and cash flows by approximately $8.5 million for the year ended December 31, 2024. See Note 8 — Debt to our
Consolidated financial statements for further discussion of our debt.
Commodity Prices
Certain operating expenses of ours are sensitive to commodity price fluctuations, as well as inflation. Our primary commodity price exposures are newsprint and, to a lesser extent, ink, which in the aggregate represented approximately 3% and
4% of our total operating expenses for the years ended December 31, 2024 and 2023, respectively. A hypothetical $10 per metric ton increase in newsprint price would not have materially impacted our results of operations or cash flows based on newsprint usage for the year ended December 31, 2024 of approximately 96,000 metric tons.
Foreign Currency
We are exposed to foreign exchange rate risk due to our operations in the U.K., for which the British pound sterling is the functional currency. We are also exposed to foreign exchange rate risk due to our DMS segment which has operating activities denominated in currencies other than the U.S. dollar, including the Australian dollar, Canadian dollar, Indian rupee, and New
Zealand dollar. Translation gains or losses affecting the Consolidated statements of operations and comprehensive income
(loss) have not been significant in the past. A hypothetical 10% fluctuation of the price of the British pound sterling and the currencies in our DMS segment against the U.S. dollar would not have materially impacted operating income for the year ended
December 31, 2024.

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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the
Treadway Commission (2013 framework). Based on its evaluation, management concluded that, as of December 31, 2024, the
Company's internal control over financial reporting is effective based on the specified criteria.
The effectiveness of internal control over financial reporting as of December 31, 2024 has been audited by the Company's independent registered public accounting firm, Grant Thornton LLP, as stated in their report on page 76 herein.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Gannett Co., Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Gannett Co., Inc. and subsidiaries (the "Company") as of
December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the
Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States)
("PCAOB"), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated February 20, 2025 expressed an unqualified opinion on those financial statements.
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
February 20, 2025

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Gannett Co., Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Gannett Co., Inc. and subsidiaries (the "Company") as of
December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the " consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States)
("PCAOB"), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway
Commission ("COSO"), and our report dated February 20, 2025 expressed an unqualified opinion.
Basis for opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 20, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Gannett Co., Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statement of operations and comprehensive loss, equity and cash flows of
Gannett Co., Inc. (the "Company") for the year ended December 31, 2022, and the related notes (collectively referred to as the
"consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Gannett Co., Inc. for the year ended December 31, 2022, in conformity with U.S.
generally accepted accounting principles.
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
Tysons, Virginia
February 23, 2023, except for the recast 2022 segment information disclosed in Note 14, as to which the date is February 20,
2025.

GANNETT CO., INC.
CONSOLIDATED BALANCE SHEETS

In thousands, except share data	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$106,299	$100,180
Accounts receivable, net of allowance for credit losses of $13,596 and $16,338, respectively	239,636	266,096
Inventories	20,910	26,794
Prepaid expenses	40,268	36,210
Other current assets	18,782	14,957
Total current assets	425,895	444,237
Property, plant, and equipment, net	240,980	239,087
Operating lease assets	143,955	221,733
Goodwill	530,028	533,876
Intangible assets, net	430,374	524,350
Deferred tax assets	60,983	37,125
Pension and other assets	207,932	180,839
Total assets	$2,040,147	$2,181,247

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$318,384	$293,444
Deferred revenue	108,000	120,502
Current portion of long-term debt	74,300	63,752
Operating lease liabilities	39,761	45,763
Other current liabilities	5,157	10,052
Total current liabilities	545,602	533,513
Long-term debt	755,754	564,836
Convertible debt	249,757	416,036
Deferred tax liabilities	4,928	2,028
Pension and other postretirement benefit obligations	37,820	42,661
Long-term operating lease liabilities	167,731	203,871
Other long-term liabilities	125,921	100,989
Total noncurrent liabilities	1,341,911	1,330,421
Total liabilities	1,887,513	1,863,934
Commitments and contingent liabilities (see Note 13)
Equity
Preferred stock, $0.01 par value per share, 300,000 shares authorized, none of which were issued and outstanding at December 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value per share, 2,000,000,000 shares authorized; 158,835,742 shares issued and 147,388,555 shares outstanding at December 31, 2024; 158,554,705 shares issued and 148,939,463 shares outstanding at December 31, 2023	1,588	1,586
Treasury stock, at cost, 11,447,187 shares and 9,615,242 shares at December 31, 2024 and December 31, 2023, respectively	(20,540)	(17,393)
Additional paid-in capital	1,281,801	1,426,325
Accumulated deficit	(1,053,546)	(1,027,192)
Accumulated other comprehensive loss	(56,164)	(65,541)
Total Gannett stockholders' equity	153,139	317,785
Noncontrolling interests	(505)	(472)
Total equity	152,634	317,313
Total liabilities and equity	$2,040,147	$2,181,247
The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
In thousands, except per share amounts	2024	2023	2022
Digital	$1,103,651	$1,050,370	$1,038,580
Print and commercial	1,405,664	1,613,180	1,906,723
Total revenues	2,509,315	2,663,550	2,945,303
Operating costs	1,545,584	1,692,031	1,860,353
Selling, general and administrative expenses	726,028	735,339	852,488
Depreciation and amortization	156,287	162,622	182,022
Integration and reorganization costs	66,155	24,468	87,974
Asset impairments	46,589	1,370	1,056
Loss (gain) on sale or disposal of assets, net	1,106	(40,101)	(6,883)
Other operating expenses	10,404	1,550	1,892
Total operating expenses	2,552,153	2,577,279	2,978,902
Operating (loss) income	(42,838)	86,271	(33,599)
Interest expense	104,697	111,776	108,366
Gain on early extinguishment of debt	(55,559)	(4,529)	(399)
Non-operating pension income	(12,438)	(9,382)	(58,953)
Equity income in unconsolidated investees, net	(548)	(2,379)	(3,421)
Other non-operating income, net	(1,317)	(3,050)	(2,286)
Non-operating expenses	34,835	92,436	43,307
Loss before income taxes	(77,673)	(6,165)	(76,906)
(Benefit) provision for income taxes	(51,286)	21,729	1,349
Net loss	$(26,387)	$(27,894)	$(78,255)
Net loss attributable to noncontrolling interests	(33)	(103)	(253)
Net loss attributable to Gannett	$(26,354)	$(27,791)	$(78,002)
Loss per share attributable to Gannett - basic	$(0.18)	$(0.20)	$(0.57)
Loss per share attributable to Gannett - diluted	$(0.18)	$(0.20)	$(0.57)
Other comprehensive income (loss):
Foreign currency translation adjustments	$(14)	$13,683	$(24,008)
Pension and other postretirement benefit items:
Net actuarial gain (loss)	10,205	33,135	(185,282)
Amortization of net actuarial gain (loss)	1,014	(305)	(500)
Change in prior service cost	—	3,307	—
Amortization of prior service cost	(500)	(502)	66
Settlement loss	35	—	—
Equity method investments	116	610	—
Other	1,405	(7,415)	5,283
Total pension and other postretirement benefit items	12,275	28,830	(180,433)
Other comprehensive income (loss) before tax	12,261	42,513	(204,441)
Income tax provision (benefit) related to components of other comprehensive income (loss)	2,884	6,823	(43,212)
Other comprehensive income (loss), net of tax	9,377	35,690	(161,229)
Comprehensive (loss) income	(17,010)	7,796	(239,484)
Comprehensive loss attributable to noncontrolling interests(a)	(33)	(103)	(253)
Comprehensive (loss) income attributable to Gannett	$(16,977)	$7,899	$(239,231)
(a) For the years ended December 31, 2024, 2023, and 2022 there were no redeemable noncontrolling interests included in Net loss attributable to noncontrolling interests.
The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
In thousands	2024	2023	2022
Operating activities
Net loss	$(26,387)	$(27,894)	$(78,255)
Adjustments to reconcile net loss to operating cash flows:
Depreciation and amortization	156,287	162,622	182,022
Share-based compensation expense	12,522	16,567	16,751
Non-cash interest expense	18,072	21,199	21,303
(Benefit) provision for deferred incomes taxes	(44,758)	11,514	2,549
Loss (gain) on sale or disposal of assets, net	1,106	(40,101)	(6,883)
Gain on early extinguishment of debt	(55,559)	(4,529)	(399)
Asset impairments	46,589	1,370	1,056
Pension and other postretirement benefit obligations	(23,916)	(13,917)	(80,012)
Equity income in unconsolidated investees, net	(548)	(2,379)	(3,421)
Change in other assets and liabilities:
Accounts receivable, net	25,843	34,135	44,943
Inventory	4,617	18,510	(7,434)
Prepaid expenses	(1,820)	16,680	3,244
Accounts payable and accrued liabilities	(1,934)	(65,094)	(23,653)
Deferred revenue	(17,277)	(29,971)	(30,076)
Other assets and liabilities	7,473	(4,138)	(959)
Cash provided by operating activities	100,310	94,574	40,776
Investing activities
Acquisitions, net of cash acquired	—	—	(15,432)
Purchase of property, plant, and equipment	(49,534)	(38,116)	(45,376)
Proceeds from sale of real estate and other assets	20,976	85,298	83,504
Change in other investing activities	608	(203)	(572)
Cash (used for) provided by investing activities	(27,950)	46,979	22,124
Financing activities
Payments of deferred financing costs	(8,933)	—	(1,652)
Borrowings of long-term debt	837,671	—	80,000
Repayments of long-term debt	(644,732)	(133,821)	(170,994)
Repurchase of convertible debt	(248,211)	—	—
Proceeds from convertible debt	110	—	—
Acquisition of noncontrolling interests	—	—	(2,050)
Treasury stock	(3,141)	(2,642)	(6,555)
Changes in other financing activities	(1,617)	952	(1,616)
Cash used for financing activities	(68,853)	(135,511)	(102,867)
Effect of currency exchange rate change on cash	2,062	(234)	1,152
Increase (decrease) in cash, cash equivalents and restricted cash	5,569	5,808	(38,815)
Cash, cash equivalents and restricted cash at beginning of year	110,612	104,804	143,619
Cash, cash equivalents and restricted cash at end of year	$116,181	$110,612	$104,804
The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Treasury stock		Non- controlling interests(a)	Total equity
In thousands	Shares	$				Shares	$
Balance at December 31, 2021	144,667	$1,446	$1,400,206	$59,998	$(921,399)	2,368	$(8,151)	$(2,485)	$529,615
Net loss attributable to Gannett	—	—	—	—	(78,002)	—	—	(253)	(78,255)
Acquisition of noncontrolling interests	—	—	(4,419)	—	—	—	—	2,369	(2,050)
Restricted share grants	7,127	71	(71)	—	—	—	—	—	—
Restricted stock awards settled, net of withholdings	615	7	(1,737)	—	—	—		—	(1,730)
Performance stock units settled, net of withholdings	563	6	(892)	—	—	—	—	—	(886)
Other comprehensive loss, net(b)	—	—	—	(161,229)	—	—	—	—	(161,229)
Share-based compensation expense	—	—	16,751	—	—	—	—	—	16,751
Issuance of common stock	314	3	135	—	—	—	—	—	138
Treasury stock	—	—	—	—	—	1,568	(6,555)	—	(6,555)
Restricted share forfeiture	—	—	—	—	—	3,127	(31)	—	(31)
Other activity	—	—	(395)	—	—	—	—	—	(395)
Balance at December 31, 2022	153,286	$1,533	$1,409,578	$(101,231)	$(999,401)	7,063	$(14,737)	$(369)	$295,373
Net loss attributable to Gannett	—	—	—	—	(27,791)	—	—	(103)	(27,894)
Restricted share grants	4,682	47	(47)	—	—	—	—	—	—
Performance stock units settled, net of withholdings	97	1	(127)	—	—	—	—	—	(126)
Other comprehensive income, net(b)	—	—	—	35,690	—	—	—	—	35,690
Share-based compensation expense	—	—	16,567	—	—	—	—	—	16,567
Issuance of common stock	490	5	95	—	—	—	—	—	100
Treasury stock	—	—	—	—	—	1,132	(2,642)	—	(2,642)
Restricted share forfeiture	—	—	—	—	—	1,420	(14)	—	(14)
Other activity	—	—	259	—	—	—	—	—	259
Balance at December 31, 2023	158,555	$1,586	$1,426,325	$(65,541)	$(1,027,192)	9,615	$(17,393)	$(472)	$317,313
Net loss attributable to Gannett	—	—	—	—	(26,354)	—	—	(33)	(26,387)
Other comprehensive income, net(b)	—	—	—	9,377	—	—	—	—	9,377
Share-based compensation expense	—	—	12,522	—	—	—	—	—	12,522
Equity component of convertible debt	—	—	(157,089)	—	—	—	—	—	(157,089)
Issuance of common stock	281	2	97	—	—	—	—	—	99
Treasury stock	—	—	—	—	—	1,289	(3,141)	—	(3,141)
Restricted share forfeiture	—	—	—	—	—	543	(6)	—	(6)
Other activity	—	—	(54)	—	—	—	—	—	(54)
Balance at December 31, 2024	158,836	$1,588	$1,281,801	$(56,164)	$(1,053,546)	11,447	$(20,540)	$(505)	$152,634
(a) Excludes Redeemable noncontrolling interests which are reflected in temporary equity.
(b) Other comprehensive income (loss) is net of an income tax provision of $2.9 million and $6.8 million for the years ended December 31, 2024 and 2023, respectively, and net of an income tax benefit of $43.2 million for the year ended December 31, 2022.
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — Description of business and basis of presentation
Description of business
Gannett Co., Inc. ("Gannett", "we", "us", "our", or the "Company") is a diversified media company with expansive reach at the national and local level dedicated to empowering and enriching communities. We seek to inspire, inform, and connect audiences as a sustainable, growth focused media and digital marketing solutions company. Through our trusted brands, including the USA TODAY NETWORK, comprised of the national publication, USA TODAY, and local media organizations, including our network of local properties, in the United States (the "U.S."), and Newsquest, a wholly-owned subsidiary operating in the United Kingdom (the "U.K."), we provide essential journalism, local content, and digital experiences to audiences and businesses. We deliver high-quality, trusted content with a commitment to balanced, unbiased journalism, where and when consumers want to engage. We prioritize a digital-first strategy, focusing on audience growth and engagement while diversifying revenue streams. Our digital marketing solutions brand, LocaliQ, supports small and medium-sized businesses
("SMBs") with innovative digital marketing products and solutions. Our mission remains to inspire, inform, and connect communities while driving sustainable growth for our customers, advertisers, partners, and shareholders.
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
Basis of presentation
The Consolidated financial statements include all the assets, liabilities, revenues, expenses, and cash flows of entities which
Gannett controls due to ownership of a majority voting interest ("subsidiaries"). All significant intercompany accounts and transactions have been eliminated in consolidation, and the Company consolidates entities that it controls due to ownership of a majority voting interest.
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

The following table presents a reconciliation of cash, cash equivalents and restricted cash:

	December 31,
In thousands	2024	2023	2022
Cash and cash equivalents	$106,299	$100,180	$94,255
Restricted cash, included in prepaid expenses and other current assets	278	371	563
Restricted cash, included in other assets	9,604	10,061	9,986
Total cash, cash equivalents and restricted cash	$116,181	$110,612	$104,804
The following table presents supplementary cash flow information, including non-cash investing and financing activities:

	Year ended December 31,
In thousands	2024	2023	2022
Cash paid for taxes, net	$10,115	$8,222	$3,409
Cash paid for interest	86,321	89,335	86,485
Non-cash investing and financing activities:
Convertible notes exchange	223,614	—	—
Accrued capital expenditures	39,634	2,390	699
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
Property, plant, and equipment and software development costs are evaluated for impairment in accordance with our policy for amortizable intangible assets and other long-lived assets.

A breakout of property, plant, and equipment and software is presented below:

	December 31,
In thousands	2024	2023	Useful Lives (range)
Land	$18,075	$21,990
Buildings and improvements	123,454	147,171	10 years	-	30 years
Machinery and equipment	224,138	258,432	3 years	-	20 years
Capitalized software	183,172	114,122	3 years	-	5 years
Furniture and fixtures	14,793	23,541	7 years	-	10 years
Construction in progress	14,361	10,239
Total	577,993	575,495
Less: accumulated depreciation(a)	(337,013)	(336,408)
Property, plant, and equipment, net	$240,980	$239,087
(a)Includes accumulated depreciation of capitalized software of approximately $105.5 million and $74.4 million for the years ended December 31, 2024 and
2023, respectively.
Depreciation expense was $68.2 million, $72.6 million, and $86.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.
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
Goodwill is tested for impairment annually as of November 30 each year and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We perform our impairment analysis on each of our reporting units. We evaluate our reporting units annually, as well as when changes in our operating structure occur. The Company has the option to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company elects to perform a qualitative assessment and concludes it is more likely than not that the fair value of the reporting unit is equal to or greater than its carrying value, no further assessment of that reporting unit's goodwill is necessary; otherwise goodwill must be tested for impairment. In the quantitative test, we are required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. Fair value of the reporting unit is defined as the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. The Company generally determines the fair value of a reporting unit using a combination of a discounted cash flow analysis and a market-based approach. Estimates of fair value include inputs that are subjective in nature, involve uncertainties, and involve matters of significant judgment that are made at a specific point in time. Changes in key assumptions from period to period could significantly affect the estimates of fair value.
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
All three of our reporting units have goodwill balances. We conducted our goodwill and indefinite-lived intangible asset impairment testing in the fourth quarter of 2024 and did not identify any impairment. In addition, we had no impairments of goodwill and indefinite-lived intangible assets in 2023 and 2022.
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
Deferred financing costs
Deferred financing costs consist of costs incurred in connection with debt financings and are recorded as a contra-liability in Long-term debt on the Consolidated balance sheets. Such costs are amortized using the effective interest method over the estimated remaining term of the debt. This amortization represents a component of Interest expense. A proportionate amount of deferred financing costs is written-off upon early prepayment of debt as a component of Loss (gain) on early extinguishment of debt on the Consolidated statements of operations and comprehensive income (loss).
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
Digital
Digital revenues are primarily derived from digital advertising offerings such as digital marketing services generated through multiple services, including search advertising, display advertising, search optimization, social media, website development, web presence products, customer relationship management, and software-as-a-service solutions, classified advertisements and display advertisements, which may leverage third-party providers, and digital distribution of our publications, as well as digital content syndication, affiliate and content partnerships, and licensing revenues.
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
Digital subscription revenues are derived from digital subscriptions. Digital subscription revenues are generally billed to customers at the beginning of the subscription period and are typically recognized over the subscription period as the performance obligations are delivered. The term of customer subscriptions normally ranges from one to twelve months.
Digital other revenues are derived mainly from digital syndication, affiliate, production and licensing revenues and are recognized when the related services are performed.
Print and commercial
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
Print circulation revenues are derived from print subscriptions as well as single copy sales at retail stores, vending racks and boxes. Print circulation revenues from subscribers are generally billed to customers at the beginning of the subscription period and are typically recognized over the subscription period as the performance obligations are delivered. The term of customer subscriptions normally ranges from one to twelve months. Print circulation revenues from single-copy income are recognized based on the date of publication.
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
Principal versus agent considerations
We evaluate whether we are the principal (i.e., report revenues on a gross basis) or agent (i.e., report revenues on a net basis) by performing analyses regarding whether we control the provision of specified goods or services before they are transferred to our customers. We report revenues gross when we control advertising inventory before it is transferred to the customer. Our control is evidenced by us being primarily responsible or sharing responsibility for the fulfillment of services and maintaining control over transaction pricing.
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
Advertising costs
Advertising costs are expensed in the period incurred. The Company incurred total advertising expenses for the years ended December 31, 2024, 2023, and 2022 of $45.7 million, $41.9 million, and $56.8 million, respectively.
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
Share-based compensation
Share-based payments to employees and members of the Board of Directors (i.e., grants of stock options and restricted stock) are recognized in the Consolidated financial statements over the service period (generally the vesting period) based on fair values measured on grant dates, less forfeitures. The Company accounts for forfeitures as they occur.
Self-insurance liability accruals
The Company maintains self-insured medical and workers' compensation programs. The Company purchases stop loss coverage from third parties, which limits our exposure to large claims. The Company records a liability for healthcare and workers' compensation costs during the period in which they occur, including an estimate of incurred but not reported claims.
Concentration of risk
Cash and cash equivalents are maintained with multiple financial institutions. The Company has deposits held with banks that exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.
Due to the distributed nature of our operations, we are not subject to significant concentrations of risk relating to customers, products, or geographic locations. Our foreign revenues, principally from businesses in the U.K. at our Newsquest segment and international operations at our DMS segment, were $239.3 million and $40.6 million, respectively, for the year ended December 31, 2024. As of December 31, 2024, our long-lived assets in foreign countries were $182.7 million at our
Newsquest segment and $5.5 million for our international operations at our DMS segment.
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
Accounts payable and accrued liabilities
A breakout of Accounts payable and accrued liabilities is presented below:

	December 31,
In thousands	2024	2023
Accounts payable	$154,162	$142,215
Compensation	81,738	82,160
Taxes (primarily property, sales, and payroll taxes)	9,135	9,990
Benefits	19,765	19,422
Interest	3,972	5,617
Other	49,612	34,040
Accounts payable and accrued liabilities	$318,384	$293,444
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
Recent accounting pronouncements adopted
Reportable segment disclosures
In November 2023, the Financial Accounting Standards Board (the "FASB") issued guidance, Accounting Standards
Update ("ASU") 2023-07, which improves reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 requires the amendments to be applied retrospectively and is effective for annual reporting periods beginning with the year ended December 31, 2024 and for interim periods beginning with the quarter ending March 31, 2025. The Company's adoption of this guidance did not have an impact on the Consolidated financial statements. Refer to "Note 14 – Segments", which reflects updated disclosures to include segment expenses regularly provided to the Chief Operating Decision Maker ("CODM"), which is our Chief Executive Officer.
Recent accounting pronouncements not yet adopted
Induced conversions of convertible debt instruments
In November 2024, the FASB issued guidance, ASU 2024-04, which clarifies the assessment of whether certain settlements of convertible debt instruments should be accounted for as an inducement conversion. The new guidance is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods. The
Company is currently evaluating the provisions of the updated guidance and assessing the impact on the Consolidated financial statements.

Disaggregation of income statement expenses
In November 2024, the FASB issued guidance, ASU 2024-03, which requires disaggregated disclosures of certain categories of expenses that are included in expense line items on the face of the income statement. The disclosures are required on an annual and interim basis. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the provisions of the updated guidance and assessing the impact on the Consolidated financial statements.
Income tax disclosures
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
The following tables present our revenues disaggregated by segment and revenue type:

	Year ended December 31, 2024
In thousands	Domestic Gannett Media	Newsquest	Digital Marketing Solutions	Corporate and other	Intersegment eliminations	Consolidated
Digital advertising	$292,897	$53,481	$—	$—	$—	$346,378
Digital marketing services	142,120	7,941	477,807	—	(151,819)	476,049
Digital-only subscription	181,670	7,158	—	—	—	188,828
Digital other	76,027	10,713	—	5,656	—	92,396
Digital	692,714	79,293	477,807	5,656	(151,819)	1,103,651

Print advertising	451,589	74,211	—	—	—	525,800
Print circulation	582,965	67,082	—	—	—	650,047
Commercial and other(a)	211,130	18,687	—	—	—	229,817
Print and commercial	1,245,684	159,980	—	—	—	1,405,664

Total revenues	$1,938,398	$239,273	$477,807	$5,656	$(151,819)	$2,509,315
(a) For the year ended December 31, 2024, included $141.8 million of Commercial printing and delivery revenues at the Domestic Gannett Media segment and
$10.2 million of Commercial printing revenues at the Newsquest segment.

	Year ended December 31, 2023
In thousands	Domestic Gannett Media	Newsquest	Digital Marketing Solutions	Corporate and other	Intersegment eliminations	Consolidated
Digital advertising	$283,249	$50,362	$—	$—	$—	$333,611
Digital marketing services	140,589	8,920	477,909	—	(150,460)	476,958
Digital-only subscription	150,384	5,237	—	—	—	155,621
Digital other	67,521	10,391	—	6,268	—	84,180
Digital	641,743	74,910	477,909	6,268	(150,460)	1,050,370

Print advertising	501,701	74,844	—	—	—	576,545
Print circulation	704,158	68,042	—	—	—	772,200
Commercial and other(a)	248,251	16,184	—	—	—	264,435
Print and commercial	1,454,110	159,070	—	—	—	1,613,180

Total revenues	$2,095,853	$233,980	$477,909	$6,268	$(150,460)	$2,663,550
(a) For the year ended December 31, 2023, included $178.1 million of Commercial printing and delivery revenues at the Domestic Gannett Media segment and
$8.0 million of Commercial printing revenues at the Newsquest segment.

	Year ended December 31, 2022
In thousands	Domestic Gannett Media	Newsquest	Digital Marketing Solutions	Corporate and other	Intersegment eliminations	Consolidated
Digital advertising	$306,456	$50,890	$—	$—	$—	$357,346
Digital marketing services	133,219	9,263	468,883	—	(143,456)	467,909
Digital-only subscription	127,671	4,947	—	—	—	132,618
Digital other	65,757	9,510	—	5,440	—	80,707
Digital	633,103	74,610	468,883	5,440	(143,456)	1,038,580

Print advertising	594,741	76,141	—	—	—	670,882
Print circulation	884,854	67,165	—	—	—	952,019
Commercial and other(a)	267,108	16,714	—	—	—	283,822
Print and commercial	1,746,703	160,020	—	—	—	1,906,723

Total revenues	$2,379,806	$234,630	$468,883	$5,440	$(143,456)	$2,945,303
(a) For the year ended December 31, 2022, included $204.8 million of Commercial printing and delivery revenues at the Domestic Gannett Media segment and
$7.0 million of Commercial printing revenues at the Newsquest segment.
Revenues generated from international operations comprised 11.2%, 10.3%, and 9.3% of total revenues for the years ended
December 31, 2024, 2023, and 2022, respectively.
The following table presents the change in the deferred revenues balances for the years ended December 31,:

In thousands	2024	2023
Beginning balance	$120,502	$153,648
Receipts, net of refunds	1,023,636	1,097,699
Revenue recognized	(1,036,138)	(1,130,845)
Ending balance	$108,000	$120,502
NOTE 4 — Leases
We lease certain real estate, vehicles, and equipment. Our leases have remaining lease terms of one to 12 years, some of which may include options to extend the leases, and some of which may include options to terminate the leases. The exercise of lease renewal options is at our sole discretion. The depreciable lives of assets and leasehold improvements are limited by the expected lease term unless there is a transfer of title or purchase option reasonably certain of exercise.

The components of lease expense are as follows:

	Year ended December 31,
In thousands	2024	2023	2022
Operating lease cost(a)	$52,417	$64,845	$73,103
Short-term lease cost(b)	938	900	929
Variable lease cost	12,390	13,200	13,002
Net lease cost	$65,745	$78,945	$87,034
(a) Includes sublease income of $8.3 million, $9.1 million, and $7.7 million for the years ended December 31, 2024, 2023, and 2022, respectively.
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
for as operating leases.
Supplemental information related to leases are as follows:

	Year ended December 31,
In thousands, except lease term and discount rate	2024	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$71,985	$76,338	$79,659
Right-of-use assets obtained in exchange for operating lease obligations	6,071	31,501	15,272
Gain on sale and leaseback transactions, net	(105)	(40,221)	(12,249)

Weighted-average remaining lease term (in years)	6.0	6.4	6.8
Weighted-average discount rate	13.2%	13.0%	12.6%
Future minimum lease payments under non-cancellable leases are as follows:

In thousands	Year ended December 31,
2025	$61,987
2026	50,461
2027	42,486
2028	38,113
2029	37,293
Thereafter	74,223
Total future minimum lease payments	304,563
Less: Imputed interest	97,071
Total	$207,492
As of December 31, 2024, we have entered into leases that have not yet commenced with future lease payments of $0.9 million, which are not yet recorded on the Consolidated balance sheet.
NOTE 5 — Accounts receivable, net
The Company performs its evaluation of the collectability of trade receivables based on customer category. For example, trade receivables from individual subscribers to our publications are evaluated separately from trade receivables related to advertising customers. For advertising trade receivables, the Company applies a "black motor formula" methodology as the baseline to calculate the allowance for credit losses. The reserve percentage is calculated as a ratio of total net bad debts (less write-offs and recoveries) for the prior three-year period to total outstanding trade accounts receivable for the same three-year period. The calculated reserve percentage by customer category is applied to the consolidated gross advertising receivable balance, irrespective of aging. In addition, each category has specific reserves for at risk accounts that vary based on the nature of the underlying trade receivables. Due to the short-term nature of our circulation receivables, the Company reserves all receivables aged over 90 days.

The following table presents changes in the allowance for credit losses:

	Year ended December 31,
In thousands	2024	2023
Beginning balance	$16,338	$16,697
Current period provision	5,155	12,316
Write-offs charged against the allowance	(10,564)	(17,143)
Recoveries of amounts previously written-off	2,676	4,325
Other	(9)	143
Ending balance	$13,596	$16,338
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
For the years ended December 31, 2024 and 2023, the Company recorded bad debt expense of $5.2 million and $12.3 million, respectively, which is included in Selling, general and administrative expenses on the Consolidated statements of operations and comprehensive income (loss). The decrease in bad debt expense for the year ended December 31, 2024, was primarily due to stronger collections as well as the reversal of special reserves no longer needed in 2024.
NOTE 6 — Goodwill and intangible assets
Goodwill and intangible assets consisted of the following:

	December 31, 2024			December 31, 2023
In thousands	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets:
Advertiser relationships	$445,356	$279,176	$166,180	$446,609	$236,168	$210,441
Other customer relationships	89,106	59,198	29,908	101,819	56,601	45,218
Subscriber relationships	250,820	183,895	66,925	251,099	155,528	95,571
Other intangible assets	66,870	66,212	658	68,780	62,536	6,244
Sub-total	$852,152	$588,481	$263,671	$868,307	$510,833	$357,474
Indefinite-lived intangible assets:
Mastheads			166,703			166,876
Total intangible assets			$430,374			$524,350
Goodwill			$530,028			$533,876
As of December 31, 2024, the weighted average amortization periods for amortizable intangible assets were 11.1 years for advertiser relationships, 10.0 years for other customer relationships, 10.3 years for subscriber relationships, and 3.9 years for other intangible assets. The weighted average amortization period in total for all amortizable intangible assets is 10.2 years.
For the years ended December 31, 2024, 2023, and 2022, amortization expense was $88.1 million, $90.0 million, and $95.6 million, respectively.
As of December 31, 2024, the estimated future amortization expense for each of the five fiscal years was as follows: 2025 -

$80.7 million; 2026 - $62.2 million; 2027 - $60.9 million; 2028 - $26.0 million; and 2029 and thereafter - $33.8 million.
Changes in the carrying amount of Goodwill by segment are as follows:

In thousands	Domestic Gannett Media	Newsquest	Digital Marketing Solutions	Total
Balance at December 31, 2022	$401,106	$14,589	$117,471	$533,166
Acquisitions	—	30	—	30
Divestitures	(46)	(82)	—	(128)
Foreign exchange	(3)	811	—	808
Balance at December 31, 2023	$401,057	$15,348	$117,471	$533,876
Divestitures	(3,662)	—	—	(3,662)
Foreign exchange	13	(199)	—	(186)
Balance at December 31, 2024	$397,408	$15,149	$117,471	$530,028
As of both December 31, 2024 and 2023, the carrying amount of goodwill reflected accumulated impairment losses of
$340.8 million, $70.5 million and $44.1 million related to impairments at the Domestic Gannett Media, Newsquest and DMS segments, respectively.
Annual impairment assessment
The Company performed its goodwill and indefinite-lived intangible impairment assessment in the fourth quarter of 2024 with the assistance of third-party valuation specialists. Determining fair value requires the exercise of significant judgments, including judgments about appropriate discount rates, long-term growth rates, company earnings multiples and relevant comparable transactions, as applicable, and the amount and timing of expected future cash flows. The cash flows employed in the analysis are based on the Company's internal forecasts, which considered the current and expected future economic and market conditions for each reporting unit. The long-term growth rates are dependent on various factors and could be adversely impacted by a sustained decrease in overall market growth rates, the competitive environment, relative currency exchange rates and a sustained increase in inflation, all of which the Company considered in determining the long-term growth rates used in the 2024 analysis, which ranged from 0% to 3.0%. The discount rates for each reporting unit are determined based on the inherent risks of each reporting unit's underlying operations and may be impacted by adverse changes in the macroeconomic environment and volatility in the equity and debt markets. The Company considered these factors in determining the discount rates used in the 2024 analysis, which ranged from 13.5% to 20.0%.
For goodwill, the Company determined the fair value of each reporting unit using a combination of a discounted cash flow analysis and a market-based approach. During the fourth quarter of 2024, the Company compared the fair value of each reporting unit to its carrying amount, which resulted in the fair value of all the reporting units being in excess of their carrying values.
For mastheads, the Company applied a "relief from royalty" approach, a discounted cash flow model, reflecting current assumptions, to determine the fair value of indefinite-lived intangible assets. During the fourth quarter of 2024, the Company compared the fair value of each indefinite-lived intangible asset to its carrying amount, which resulted in the fair value of each indefinite-lived intangible asset being in excess of its carrying value.
In addition to the annual impairment test, the Company is required to regularly assess whether a triggering event has occurred under ASC 360, "Property, Plant and Equipment ("ASC 360"), which would require interim impairment testing. As of
December 31, 2024, the Company performed a review of potential indicators for its long-lived asset groups under ASC 360 and it was determined that no indicators of impairment were present.
During 2023 and 2022, there were no impairments of goodwill and indefinite-lived intangible assets.
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
NOTE 7 — Integration and reorganization costs and asset impairments
Integration and reorganization costs
Integration and reorganization costs include severance costs as well as other reorganization-related costs associated with individual restructuring programs, designed primarily to right-size the Company's employee base, consolidate facilities and improve operations. These initiatives impact all the Company's operations and can be influenced by the terms of union contracts. Costs related to these programs, which primarily include severance and other reorganization-related costs, are accrued when probable and reasonably estimable or at the time of program announcement.
Severance-related expenses
The Company recorded severance-related expenses by segment as follows:

	Year ended December 31,
In thousands	2024	2023	2022
Domestic Gannett Media	$11,529	$9,935	$40,654
Newsquest	884	1,762	4,216
Digital Marketing Solutions	1,254	756	434
Corporate and other	1,481	6,064	12,310
Total	$15,148	$18,517	$57,614
A roll-forward of the accrued severance and related expenses included in Accounts payable and accrued liabilities on the
Consolidated balance sheets for the years ended December 31, 2024 and 2023 is as follows:

In thousands	Severance and related expenses
Balance at December 31, 2022	$29,773
Restructuring provision included in integration and reorganization costs	18,517
Cash payments	(41,362)
Balance at December 31, 2023	6,928
Restructuring provision included in integration and reorganization costs	15,148
Cash payments	(16,585)
Balance at December 31, 2024	$5,491
Other reorganization-related costs
Other reorganization-related costs represent individual restructuring programs, designed primarily to right-size the
Company's employee base, consolidate facilities and improve operations. The Company recorded Other reorganization-related costs by segment as follows:

	Year ended December 31,
In thousands	2024	2023	2022
Domestic Gannett Media(a)	$38,096	$(4,353)	$14,921
Newsquest(b)	(1,397)	1	209
Digital Marketing Solutions	807	28	674
Corporate and other	13,501	10,275	14,556
Total	$51,007	$5,951	$30,360
(a)For the year ended December 31, 2024, Other restructuring-related costs at the Domestic Gannett Media segment primarily reflected $25.9 million related to withdrawal liabilities which were expensed as a result of ceasing contributions to multiemployer pension plans and $9.7 million expensed as of the cease-use date related to certain licensed content. For the year ended December 31, 2023, Other restructuring-related costs at the Domestic Gannett Media segment reflected the reversal of $6.4 million of withdrawal liabilities related to multiemployer pension plans based on settlement of the withdrawal liability. For the year ended December 31, 2022, Other restructuring-related costs at the Domestic Gannett Media segment reflected a withdrawal liability of $8.6 million which was expensed as a result of ceasing contributions to a multiemployer pension plan, as well as facilities consolidation expenses associated with exiting a lease.
(b) For the year ended December 31, 2024, Other restructuring-related costs at the Newsquest segment primarily reflected the reversal of a withdrawal liability of $1.4 million related to a pension plan based on settlement of the withdrawal liability.
Asset impairments
Corporate office relocation
On March 1, 2024, we exited and ceased use of our leased facility in McLean, Virginia and moved our corporate headquarters to our existing office space in New York. We will continue to seek subleases for the leased facility in McLean. As a result of the headquarters relocation, we recorded an impairment charge of approximately $46.0 million during the year ended
December 31, 2024 related to the McLean operating lease right-of-use asset and the associated leasehold improvements. The fair value was measured using a discounted cash flow model based on market rents projected over the remaining lease term, which goes through October 2030.
NOTE 8 — Debt
The Company's debt as of December 31, 2024 and 2023 consisted of the financing arrangements described below.

	December 31, 2024				December 31, 2023
In millions	Principal balance	Unamortized original issue discount	Unamortized deferred financing costs	Carrying value	Principal balance	Unamortized original issue discount	Unamortized deferred financing costs	Carrying value
2029 Term Loan Facility	$850.0	$(12.2)	$(7.7)	$830.1	$—	$—	$—	$—
Senior Secured Term Loan	—	—	—	—	350.4	(5.2)	(1.1)	344.1
2026 Senior Notes	—	—	—	—	291.6	(5.8)	(4.6)	281.2
2031 Notes	223.7	(5.0)	(2.8)	215.9	—	—	—	—
2027 Notes	38.1	(4.2)	(0.1)	33.8	485.3	(67.8)	(1.5)	416.0
2024 Notes	—	—	—	—	3.3	—	—	3.3
Total debt	$1,111.8	$(21.4)	$(10.6)	$1,079.8	$1,130.6	$(78.8)	$(7.2)	$1,044.6
Less: Current portion of long-term debt	$(74.3)	$—	$—	$(74.3)	$(63.8)	$—	$—	$(63.8)
Non-current portion of long-term debt	$1,037.5	$(21.4)	$(10.6)	$1,005.5	$1,066.8	$(78.8)	$(7.2)	$980.8
Term Loans
2029 Term Loan Facility
On October 15, 2024 (the "Closing Date"), the Company entered into an Amendment and Restatement Agreement (the
"Amendment and Restatement Agreement") among the Company, as a guarantor, Gannett Holdings LLC ("Gannett Holdings"), a wholly owned subsidiary of the Company, as the borrower (in such capacity, the "Borrower"), certain subsidiaries of the
Borrower as guarantors, the lenders party thereto, Citibank, N.A., as the existing collateral agent and administrative agent for the lenders, and Apollo Administrative Agency LLC, as the successor collateral agent and administrative agent for the lenders, which amended and restated the Company's existing First Lien Credit Agreement dated as of October 15, 2021 (as amended, supplemented or otherwise modified from time to time prior to the Closing Date, the "Existing Credit Agreement"; the Existing
Credit Agreement, as amended and restated by the Amendment and Restatement Agreement, the "Amended Credit
Agreement") by and among the Company, as guarantor, the Borrower, certain subsidiaries of the Borrower as guarantors and
Citibank, N.A., as administrative agent and collateral agent. The Amended Credit Agreement provides for a new $900.0 million five-year first lien term loan facility (the "2029 Term Loan Facility"), which refinanced and replaced the Company's existing
Senior Secured Term Loan (defined below). The 2029 Term Loan Facility is comprised of an initial term loan facility of $850.4 million, funded on the Closing Date (the "2029 Initial Draw Facility"), and a delayed draw term loan facility of $49.6 million
(the "2029 Delayed Draw Facility"), which has been made available to the Borrower at its discretion from the Closing Date and for a period of six months thereafter, subject to certain terms and conditions. As of December 31, 2024, no amounts have been drawn under the 2029 Delayed Draw Facility. As of the Closing Date, the lenders under the Amended Credit Agreement consisted primarily of funds, accounts or other clients managed by Apollo Capital Management, L.P. or its affiliates (the

"Apollo Funds"), with $40.4 million of loans being provided by investors that elected the Loan Option Consideration in the
2026 Senior Notes Exchange Offer (as defined below). Pursuant to the Amended Credit Agreement, Apollo Administrative
Agency LLC was appointed as the successor administrative agent and the successor collateral agent to Citibank, N.A.
The 2029 Term Loan Facility bears interest at an annual rate equal, at the Borrower's option, to either (i) an alternate base rate (which shall not be less than 2.50% per annum) plus a margin equal to 4.00% per annum or (ii) Adjusted Term SOFR
(which shall be no less than 1.50%) plus a margin equal to 5.00% per annum. The 2029 Term Loan Facility will mature on
October 15, 2029 and will be freely prepayable without penalty.
The 2029 Term Loan Facility is amortized at a rate of $17.0 million per quarter, with such rate to be adjusted upon the borrowing of any delayed-draw term loans to the extent necessary to cause such delayed-draw term loans to be fungible with the initial term loans under the 2029 Term Loan Facility. In addition, we are required to repay the 2029 Term Loan Facility from time to time with (i) the proceeds of non-ordinary course asset sales and casualty and condemnation events, (ii) the proceeds of indebtedness that is not otherwise permitted under the 2029 Term Loan Facility and (iii) the aggregate amount of cash and cash equivalents on hand at the Company and our restricted subsidiaries in excess of $100.0 million as of the last day of any fiscal year of the Company (beginning with the fiscal year ended December 31, 2024).
Proceeds from the 2029 Initial Draw Facility, funded on the Closing Date, were used on the Closing Date to prepay in full the Senior Secured Term Loan (as defined below), to repurchase the 2026 Senior Notes (as defined below) that were tendered by the holders thereof in the 2026 Senior Notes Exchange Offer and to repurchase the 2027 Notes (as defined below) that were exchanged by the holders thereof on the Closing Date pursuant to the Convertible Notes Exchange (as defined below).
The proceeds of the 2029 Delayed Draw Facility may be used to repurchase, redeem, defease or otherwise discharge outstanding 2027 Notes not exchanged in the Convertible Notes Exchange.
As of December 31, 2024, the 2029 Term Loan Facility was recorded at carrying value, which approximated fair value, in the Consolidated balance sheet and was classified as Level 2. As of December 31, 2024, the Company was in compliance with all of the covenants and obligations under the 2029 Term Loan Facility.
Senior Secured Term Loan
On October 15, 2021, Gannett Holdings entered into the Senior Secured Term Loan in an original aggregate principal amount of $516.0 million (the "Senior Secured Term Loan") with Citibank N.A., as collateral agent and administrative agent for the lenders. On January 31, 2022, Gannett Holdings entered into an amendment (the "Term Loan Amendment") to the
Senior Secured Term Loan to provide for new incremental senior secured term loans (the "Incremental Term Loans") in an aggregate principal amount of $50 million. The Incremental Term Loans had substantially identical terms as the Senior Secured
Term Loan and were treated as a single tranche with the Senior Secured Term Loan. The Term Loan Amendment also amended the Senior Secured Term Loan to transition the interest rate base from the London Interbank Offered Rate ("LIBOR") to the
Adjusted Term Secured Overnight Financing Rate ("Adjusted Term SOFR"). During 2022, Gannett Holdings entered into two separate amendments to the Senior Secured Term Loan to provide for incremental senior secured term loans totaling an aggregate principal amount of $30.0 million (collectively, the "Exchanged Term Loans"). The Exchanged Term Loans had
substantially identical terms as the Senior Secured Term Loan and Incremental Term Loans and were treated as a single tranche with the Senior Secured Term Loan and the Incremental Term Loans. As noted above, in October 2024, the 2029 Term Loan
Facility refinanced and replaced the Senior Secured Term Loan.
The Senior Secured Term Loan bore interest at a per annum rate equal to the Adjusted Term SOFR (which shall not be less than 0.50% per annum) plus a margin equal to 5.00% or an alternate base rate (which shall not be less than 1.50% per annum)
plus a margin equal to 4.00%. Loans under the Senior Secured Term Loan were able to be prepaid, at the option of Gannett
Holdings, at any time without premium. In addition, we were required to repay the Senior Secured Term Loan from time to time with (i) the proceeds of non-ordinary course asset sales and casualty and condemnation events, (ii) the proceeds of indebtedness not permitted under the Senior Secured Term Loan, and (iii) the aggregate amount of cash and cash equivalents on hand at the Company and its restricted subsidiaries in excess of $100 million at the end of each fiscal year of the Company.
Subsequent to the amendment effective as of April 8, 2022, the Senior Secured Term Loan was amortized at $15.1 million per quarter (or, if the ratio of debt secured on an equal basis with the Senior Secured Term Loan less unrestricted cash of the
Company and its restricted subsidiaries to Consolidated EBITDA (as such terms were defined in the Senior Secured Term
Loan) (such ratio, the "First Lien Net Leverage Ratio"), for the most recently ended period of four consecutive fiscal quarters was equal to or less than 1.20 to 1.00, $7.6 million per quarter). All obligations under the Senior Secured Term Loan were secured by all or substantially all of the assets of the Company and the wholly-owned domestic subsidiaries of the Company

(the "Senior Secured Term Loan Guarantors"). The obligations of Gannett Holdings under the Senior Secured Term Loan were guaranteed on a senior secured basis by the Company and the Senior Secured Term Loan Guarantors.
During the year ended December 31, 2024, the Company received a waiver from certain lenders of the Senior Secured Term
Loan that reduced the scheduled quarterly amortization payments payable to those lenders by $12.0 million for the year ended
December 31, 2024, and which was the amount used by the Company to repurchase a portion of its 2026 Senior Notes (defined below) in March 2024.
As of December 31, 2023, the Senior Secured Term Loan was recorded at carrying value, which approximated fair value, in the Consolidated balance sheet and was classified as Level 2.
Term Loan Summary
The 2029 Term Loan Facility contains and the Senior Secured Term Loan (collectively with the 2029 Term Loan Facility, the "Term Loans") contained usual and customary covenants for credit facilities of this type, including a requirement to have minimum unrestricted cash of $30 million as of the last day of each fiscal quarter, and restricts, among other things, our ability to incur debt, grant liens, sell assets, make investments and pay dividends, in each case with customary exceptions, including an exception that permits dividends and repurchases of outstanding junior debt or equity in (i) an amount of up to $25 million per fiscal quarter if the First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 2.00 to 1.00 but greater than
1.50 to 1.00, (ii) an amount of up to $50 million per fiscal quarter if the First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 1.50 to 1.00 but greater than 1.00 to 1.00, and (iii) an unlimited amount if the First Lien Net Leverage
Ratio for such fiscal quarter is equal to or less than 1.00 to 1.00.
There were certain lenders that participated in the 2029 Term Loan Facility, whose balances in the Senior Secured Term
Loan and the 2026 Senior Notes were deemed to be modified. As a result, the Company continues to defer, over the term of the
2029 Term Loan Facility, the original issue discount and deferred financing fees from the Senior Secured Term Loan of $1.3 million and $0.3 million, respectively, and original issue discount and deferred financing fees from the 2026 Senior Notes of
$0.9 million and $0.7 million, respectively, related to those lenders.
Original issue discount of $10.6 million was allocated to both the new lenders in the 2029 Term Loan Facility as well as those lenders whose balances in the Senior Secured Term Loan and the 2026 Senior Notes were deemed to be modified on a pro-rata basis. Additionally, deferred financing fees of $7.1 million were allocated to the new lenders in the 2029 Term Loan
Facility, as well as those lenders whose balances in the Senior Secured Term Loan and the 2026 Senior Notes were deemed to be extinguished. Such amounts were capitalized and are being amortized over the term of the 2029 Term Loan Facility using the effective interest method.
For the year ended December 31, 2024, original issue discount of $2.2 million related to the 2029 Term Loan Facility was allocated to the lenders whose balances in the Senior Secured Term Loan and the 2026 Senior Notes were deemed to be extinguished and third-party fees of $5.0 million related to the 2029 Term Loan Facility were allocated to the lenders whose balances in the Senior Secured Term Loan and the 2026 Senior Notes were deemed to be modified. Such amounts were expensed and recorded in Other operating expenses in the Consolidated statements of operations and comprehensive income
(loss).
In connection with the Term Loans, during the years ended December 31, 2024 and 2023, the Company recognized interest expense of $45.0 million and $40.0 million, respectively, and paid cash interest of $42.5 million and $40.0 million, respectively. For the years ended December 31, 2024 and 2023, the Company recognized amortization of original issue discount of $2.3 million and $2.8 million, respectively, and amortization of deferred financing costs of $0.7 million and $0.6 million, respectively. Additionally, during the years ended December 31, 2024 and 2023, the Company recognized a loss on early extinguishment of debt of $2.5 million and $1.1 million, respectively, related to the write-off of original issue discount and deferred financing costs as a result of early prepayments on the Term Loans.
For the year ended December 31, 2024, the Company prepaid $350.4 million, including quarterly amortization payments, on the Senior Secured Term Loan, and prepaid $0.5 million on the 2029 Term Loan Facility, which were classified as financing activities in the Consolidated statements of cash flows. As of December 31, 2024, the effective interest rate for the 2029 Term
Loan Facility was 10.1%.
2026 Senior Notes
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
In March 2024, the Company entered into a privately negotiated agreement with certain holders of our 2026 Senior Notes, pursuant to which the Company repurchased $13.0 million of principal of our outstanding 2026 Senior Notes at a discount to par value. In connection with the repurchase of our 2026 Senior Notes in March 2024, the Company received the 2024 Waiver from certain lenders of the Senior Secured Term Loan, which was used to reduce the scheduled quarterly amortization payments payable to those lenders by approximately $12.0 million.
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
On December 4, 2024, Gannett Holdings redeemed the remaining $3.9 million in aggregate principal amount of the 2026
Senior Notes outstanding (the "2026 Senior Notes Redemption") using the proceeds of non-ordinary course asset sales and cash on hand.
During the year ended December 31, 2024, as a result of the March 2024 privately negotiated agreement with certain holders of our 2026 Senior Notes, the 2026 Senior Notes Exchange Offer and the 2026 Senior Notes Redemption, the Company
recognized a loss on the early extinguishment of debt of $5.1 million, which included the write-off of original issue discount and unamortized deferred financing costs. In addition, during the year ended December 31, 2023, as a result of privately negotiated agreements with certain holders of our 2026 Senior Notes pursuant to which the Company repurchased $53.6 million of outstanding 2026 Senior Notes at a discount to par value, the Company recognized a gain on the early extinguishment of debt of $5.6 million, which included the write-off of original issue discount and unamortized deferred financing costs.
As of December 31, 2023, the 2026 Senior Notes were recorded at carrying value in the Consolidated balance sheet.
For the years ended December 31, 2024 and 2023, the Company recognized interest expense of $13.4 million and $19.5 million, respectively, and paid cash interest of $16.3 million and $20.1 million, respectively. For the years ended December 31,
2024 and 2023, the Company recognized amortization of original issue discount of $1.6 million and $2.3 million, respectively, and amortization of deferred financing costs of $1.2 million and $1.8 million, respectively.
Senior Secured Convertible Notes due 2027, Senior Secured Convertible Notes due 2031, and the Convertible Notes
Exchange
The 6.000% Senior Secured Convertible Notes due 2027 (the "2027 Notes") were issued pursuant to an Indenture dated as of November 17, 2020 (as amended, supplemented or otherwise modified from time to time, the "2027 Notes Indenture"), between the Company and U.S. Bank National Association, as trustee.
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
On October 15, 2024, the Company completed privately negotiated transactions with certain holders of 2027 Notes pursuant to which it (i) repurchased a total of $223.6 million in aggregate principal amount of 2027 Notes for cash at a rate of
$1,110 per $1,000 principal amount of 2027 Notes, for aggregate cash consideration of $248.2 million and (ii) exchanged a total of $223.6 million in aggregate principal amount of 2027 Notes for new 6.000% Senior Secured Convertible Notes due
2031 (the "2031 Notes" and such repurchase and exchange, collectively, the "Convertible Notes Exchange"). The Company also paid accrued and unpaid interest of approximately $10.0 million to the holders of 2027 Notes who participated in the
Convertible Notes Exchange.
Additionally, on October 15, 2024, the Company issued and sold $110,000 in aggregate principal amount of 2031 Notes in a privately negotiated transaction (the "2031 Notes Sale").
The 2031 Notes were issued pursuant to an indenture, dated as of October 15, 2024 (the "2031 Notes Indenture"), among the Company, the guarantors party thereto, U.S. Bank Trust Company, National Association, as trustee, and Alter Domus
Products Corp, as collateral agent.
Concurrently with the Convertible Notes Exchange, the Company and the guarantors party thereto entered into a supplemental indenture to the 2027 Notes Indenture pursuant to which (i) substantially all of the restrictive covenants contained in the 2027 Notes Indenture were eliminated, (ii) certain of the default provisions contained in the 2027 Notes Indenture were eliminated and (iii) certain related provisions were amended to conform with such eliminations.
Interest on the 2027 Notes and 2031 Notes is payable semi-annually in arrears, and the 2027 Notes and 2031 Notes mature on December 1, 2027, and December 1, 2031, respectively, unless earlier repurchased or converted. The 2027 Notes and 2031
Notes may be converted at any time by the holders thereof into cash, shares of the Company's common stock, par value $0.01 per share (the "Common Stock") or any combination of cash and Common Stock, at the Company's election. The initial conversion rate for both the 2027 Notes and the 2031 Notes is 200 shares of Common Stock per $1,000 principal amount of the
2027 Notes and the 2031 Notes, respectively, which is equal to a conversion price of $5.00 per share of Common Stock (the
"Conversion Price"). As of December 31, 2024, the amount by which the 2027 Notes and the 2031 Notes if-converted value exceeded its principal was $0.5 million and $2.7 million, respectively.
Upon the occurrence of a "Make-Whole Fundamental Change" (as defined in the 2027 Notes Indenture and the 2031 Notes
Indenture), the Company will in certain circumstances increase the conversion rate for the 2027 Notes and the 2031 Notes for a specified period of time. If a "Fundamental Change" (as defined in the 2027 Notes Indenture and the 2031 Notes Indenture)
occurs, the Company will be required to offer to repurchase the 2027 Notes and the 2031 Notes at a repurchase price of 110%
of the principal amount thereof.
Under the 2031 Notes Indenture, the Company can only pay cash dividends up to an agreed-upon amount, provided the ratio of consolidated debt to EBITDA (as such term is defined in the 2031 Notes Indenture) does not exceed a specified ratio. In addition, the 2031 Notes Indenture provides that, at any time that the Company's Total Gross Leverage Ratio (as defined in the
2031 Notes Indenture) exceeds 1.5 and the Company approves the declaration of a dividend, the Company must offer to purchase a principal amount of 2031 Notes equal to the proposed amount of the dividend.
The Company will have the right to redeem for cash up to the lesser of (i) approximately $72.8 million and (ii) 30% of the aggregate principal amount of 2031 Notes issued pursuant to the 2031 Notes Indenture, in either case, with such amount reduced by 30% of the principal amount of 2031 Notes that has been converted by the holders of the 2031 Notes or redeemed or repurchased by the Company, at a redemption price of 140% of the principal amount thereof, on or prior to December 1, 2030
(or December 1, 2028 if the 2029 Term Loan Facility is refinanced or amended to permit the redemption of the 2031 Notes in an amount equal to or greater than such principal amount of 2031 Notes).
The 2027 Notes and 2031 Notes are guaranteed by Gannett Holdings and all subsidiaries of the Company that guarantee the 2029 Term Loan Facility. The 2027 Notes and 2031 Notes rank as senior secured debt of the Company and are secured by liens on the same collateral package that secures the indebtedness incurred in connection with the 2029 Term Loan Facility. The
2027 Notes are secured by liens that are junior to the liens securing indebtedness incurred under the 2029 Term Loan Facility and the 2031 Notes. The 2031 Notes are secured by liens that are junior to the liens securing indebtedness incurred under the
2029 Term Loan Facility but senior to the liens securing the 2027 Notes.
The 2031 Notes Indenture includes affirmative and negative covenants, including limitations on liens, indebtedness, dispositions, loans, advances and investors, sale and leaseback transactions, restricted payments, transactions with affiliates, restrictions on dividends and other payment restrictions affecting restricted subsidiaries, negative pledges, and modifications to certain agreements. The 2031 Notes Indenture also requires that the Company maintain, as of the last day of each fiscal quarter, at least $30.0 million of Qualified Cash (as defined in the 2031 Notes Indenture). The 2027 Notes Indenture and the 2031 Notes
Indenture include customary events of default.
The 2027 Notes have two components: (i) a debt component, and (ii) an equity component. As of December 31, 2024 and
2023, the debt component of the 2027 Notes was recorded at carrying value in the Consolidated balance sheets. The carrying value of the 2027 Notes reflected the balance of the unamortized discount related to the value of the conversion feature assessed at inception and did not approximate fair value as of December 31, 2024. The 2027 Notes were classified as Level 2, and based on unadjusted quoted prices in the active market obtained from third-party pricing services, the Company determined that the estimated fair value of the 2027 Notes was $44.6 million as of December 31, 2024, and was primarily affected by fluctuations in market interest rates and the price of the Company's Common Stock.
In connection with the Convertible Notes Exchange, for the year ended December 31, 2024, the Company recognized a gain on extinguishment of $114.6 million and a write-off of unamortized original issue discount and unamortized deferred financing costs of $50.3 million and $1.1 million, respectively. As a result of the Convertible Notes Exchange, the Company recorded a reduction in Additional paid-in capital of $237.5 million in the Consolidated balance sheet as of December 31, 2024.
As of December 31, 2024, the conversion feature remaining in Additional paid-in capital was $42.0 million, net of tax. The remaining 2027 Notes are convertible into 7.6 million shares of Common Stock, based on the initial conversion price of $5.00 per share.
The 2031 Notes have two components: (i) a debt component, and (ii) an equity component. The debt component of the
2031 Notes was recorded at its principal value at issuance, and as of December 31, 2024 was recorded at its carrying value in the Consolidated balance sheet. As of December 31, 2024, the 2031 Notes were classified as Level 2 and the carrying value of the 2031 Notes approximated fair value.
The excess of the fair value over the principal value of the 2031 Notes was recorded in Additional Paid-in capital as the
2031 Notes were issued at a 50% premium. The equity component of the 2031 Notes was classified as Level 3, as it was calculated based on the aggregate fair value of the 2031 Notes which used a binomial lattice model and assumptions based on market information and historical data, and significant unobservable inputs. As of December 31, 2024, the amount of the equity component recorded in Additional paid-in capital was $80.4 million, net of tax. The 2031 Notes are convertible into 44.7 million shares of Common Stock, based on the initial conversion price of $5.00 per share.
Pursuant to the Convertible Notes Exchange, original issue discount and deferred financing costs of $3.6 million and $2.9 million, respectively, will be amortized over the 7-year contractual life of the 2031 Notes, and the Company also continues to defer $1.6 million of original issue discount from the 2027 Notes over the 7-year contractual life of the 2031 Notes.
Additionally, original issue discount and deferred financing costs of $4.4 million and $0.1 million, respectively, related to the remaining 2027 Notes will continue to be amortized over the remaining contractual life of the 2027 Notes.
In connection with the 2027 Notes and the 2031 Notes, for the years ended December 31, 2024 and 2023, the Company recognized interest expense of $26.2 million and $29.1 million, respectively, and paid cash interest of $27.4 million and $29.1 million, respectively. In connection with the 2027 Notes and the 2031 Notes, for the years ended December 31, 2024 and 2023, the Company recognized amortization of original issue discount of $11.9 million and $13.4 million, respectively, and amortization of deferred financing costs of $0.3 million and $0.3 million, respectively. The effective interest rate on the debt component of the 2027 Notes was 10.50% as of December 31, 2024. The effective interest rate on the debt component of the
2031 Notes was 6.60% as of December 31, 2024.
For the year ended December 31, 2024, no shares of Common Stock were issued upon conversion, exercise, or satisfaction of the required conditions of the 2027 Notes or the 2031 Notes. Refer to Note 12 — Supplemental equity and other information for details on the impact of the 2027 Notes and the 2031 Notes to diluted earnings per share under the if-converted method.
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

Future debt obligation payments
Future debt obligation payments for the year ended December 31, are as follows:

In millions	Principal payments
2025	$68.0
2026	68.0
2027	106.1
2028	68.0
2029 and thereafter	801.7
Total debt obligations	$1,111.8
NOTE 9 — Pensions and other postretirement benefit plans
We, along with our subsidiaries, sponsor various defined benefit retirement plans, including plans established under collective bargaining agreements. Our retirement plans include the (i) Gannett Retirement Plan (the "GR Plan"), (ii) Gannett
Retirement Plan for Certain Union Employees (the "Gannett CUE Plan"), (iii) Newsquest Scheme in the U.K. (the "U.K.
Pension Plan"), (iv) Newspaper Guild of Detroit Pension Plan (the "Detroit Plan"), (v) George W. Prescott Publishing Company
Pension Plan (the "GWP Plan") and (vi) Times Publishing Company Defined Benefit Pension Plan (the "TPC Plan"). The GWP
Plan was amended to freeze all future benefit accruals by December 31, 2008, except for a select group of union employees whose benefits were frozen in 2009, the GR Plan was amended to freeze all future benefit accruals by August 1, 2008, except for a select group of unions and the TPC Plan was frozen as of May 31, 2007, prior to the Company's acquisition of the TPC
Plan.
The Company also maintains several postretirement medical and life insurance plans which cover certain employees. We also provide health care and life insurance benefits to certain retired employees who meet age and service requirements. Most of our retirees contribute to the cost of these benefits and retiree contributions are increased as actual benefit costs increase. The cost of providing retiree health care and life insurance benefits is actuarially determined. Our policy is to fund benefits as claims and premiums are paid. We use a December 31 measurement date for these plans.
The following table presents the change in the projected benefit obligation for the years ended December 31:

	Pension benefits		Postretirement benefits
In thousands	2024	2023	2024	2023
Projected benefit obligation at beginning of period	$1,658,045	$1,642,180	$41,719	$47,043
Service cost	998	1,366	35	40
Interest cost	81,500	84,449	2,120	2,334
Change in prior service cost	—	—	—	(3,307)
Actuarial (gain) loss	(101,025)	21,769	(286)	109
Foreign currency translation	(8,174)	33,973	—	—
Benefits and expenses paid	(127,368)	(125,692)	(4,581)	(4,500)
Curtailment	119	—	—	—
Settlement	(964)	—	—	—
Projected benefit obligation at end of period	$1,503,131	$1,658,045	$39,007	$41,719

The following table presents the change in the fair value of plan assets for the years ended December 31, and the plans'
funded status at December 31:

	Pension benefits		Postretirement benefits
In thousands	2024	2023	2024	2023
Fair value of plan assets at beginning of period	$1,783,898	$1,720,810	$—	$—
Actual return on plan assets	5,620	150,371	—	—
Employer contributions	7,949	1,441	4,581	4,500
Settlement	(964)	—	—	—
Benefits paid	(127,368)	(125,692)	(4,581)	(4,500)
Foreign currency translation	(9,433)	36,968	—	—
Fair value of plan assets at end of period	$1,659,702	$1,783,898	$—	$—
Funded status at end of period	156,571	125,853	(39,007)	(41,719)
Unrecognized actuarial loss (gain)	76,547	90,813	(11,929)	(13,555)
Unrecognized prior service cost	1,491	1,581	(2,169)	(2,738)
Net prepaid (accrued) benefit cost	234,609	218,247	(53,105)	(58,012)
Amounts recognized in the Consolidated balance sheets at December 31, are listed below:

	Pension benefits		Postretirement benefits
In thousands	2024	2023	2024	2023
Other assets	$160,343	$131,881	$—	$—
Accounts payable and accrued liabilities	277	282	4,682	4,804
Pension and other postretirement benefit obligations	3,495	5,746	34,325	36,915
Accumulated other comprehensive (loss) income	(78,038)	(92,394)	14,098	16,293
Net prepaid (accrued) benefit cost	$234,609	$218,247	$(53,105)	$(58,012)
Accumulated pension benefit obligations were $1.5 billion and $1.7 billion as of December 31, 2024 and 2023, respectively. For the Funded plans, the fair value of plan assets exceeds both the projected benefit obligation and accumulated benefit obligation. For the Underfunded plans, the projected benefit obligation and accumulated benefit obligation exceed the fair value of plan assets. The following table presents information about funded and underfunded pension plans at December
31:

	Funded plans		Underfunded plans
In thousands	2024	2023	2024	2023
Projected benefit obligation	$1,457,351	$1,602,112	$45,780	$55,933
Accumulated benefit obligation	1,456,629	1,601,306	45,780	55,933
Fair value of plan assets	1,617,694	1,733,993	42,008	49,905
Net periodic benefit cost and amounts recognized in Other comprehensive income (loss)
The combined net pension and postretirement expense (benefit) recognized in the Consolidated statements of operations and comprehensive income (loss) was $11.4 million, $8.0 million, and $57.1 million for the years ended December 31, 2024,
2023, and 2022, respectively.

The following table presents the components of net periodic benefit cost and amounts recognized in Other comprehensive income (loss) at December 31, 2024, 2023, and 2022:

	Pension benefits			Postretirement benefits
In thousands	2024	2023	2022	2024	2023	2022
Components of net periodic benefit cost:
Operating expenses:
Service cost - benefits earned during the period	$998	$1,366	$1,754	$35	$40	$77
Non-operating expenses:
Interest cost on benefit obligations	81,500	84,449	71,733	2,120	2,334	1,770
Expected return on plan assets	(96,726)	(95,358)	(131,295)	—	—	—
Amortization of actuarial loss (gain)	2,926	2,185	89	(1,912)	(2,490)	(589)
Amortization of prior service costs	69	67	66	(569)	(569)	—
Settlement loss (gain)	35	—	(727)	—	—	—
Curtailment	119	—	—	—	—	—
Total non-operating (benefit) expense	(12,077)	(8,657)	(60,134)	(361)	(725)	1,181
Total (benefit) expense for retirement plans	$(11,079)	$(7,291)	$(58,380)	$(326)	$(685)	$1,258
Other changes in plan assets and benefit obligations recognized in Other comprehensive income (loss):
Net actuarial (gain) loss	$(9,919)	$(33,244)	$199,374	$(286)	$109	$(14,092)
Amortization of net actuarial (loss) gain	(2,926)	(2,185)	(89)	1,912	2,490	589
Change in prior service cost	—	—	—	—	(3,307)	—
Amortization of prior service costs	(69)	(67)	(66)	569	569	—
Settlement (loss) gain	(35)	—	—	—	—	—
Equity method investments	(116)	(610)	—	—	—	—
Other	(1,405)	7,415	(5,283)	—	—	—
(Gain) loss recognized in Other comprehensive income (loss)	$(14,470)	$(28,691)	$193,936	$2,195	$(139)	$(13,503)
Assumptions
The following assumptions were used in connection with the Company's actuarial valuation of its pension plans and postretirement benefit obligations at December 31:

	Pension benefits		Postretirement benefits
	2024	2023	2024	2023
Weighted average discount rate	5.7%	5.1%	5.8%	5.4%
Rate of increase in future compensation levels(a)	2.0%	2.0%	N/A	N/A
Current year medical trend	N/A	N/A	7.5%	6.3%
Ultimate year medical trend	N/A	N/A	4.5%	4.5%
Year of ultimate trend	N/A	N/A	2037	2031
(a) Relates only to the Newspaper Guild of Detroit defined benefit pension plans.
The following assumptions were used to calculate the net periodic benefit cost for the Company's pension plans and postretirement benefit obligations at December 31, 2024, 2023, and 2022:

	Pension benefits			Postretirement benefits
	2024	2023	2022	2024	2023	2022
Weighted average discount rate	5.1%	5.4%	3.8%	5.4%	5.7%	3.0%
Rate of increase in future compensation levels(a)	2.0%	2.0%	2.0%	N/A	N/A	N/A
Weighted average expected return on assets	5.6%	5.7%	4.8%	N/A	N/A	N/A
Current year medical trend	N/A	N/A	N/A	6.3%	6.5%	6.0%
Ultimate year medical trend	N/A	N/A	N/A	4.5%	4.5%	4.5%
Year of ultimate trend	N/A	N/A	N/A	2031	2031	2028
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
The weighted average target asset allocation of our plans for 2025 and allocations at the end of 2024 and 2023, by asset category, are presented in the table below:

	Target allocation	Allocation of plan assets
	2025	2024	2023
Equity securities	17%	21%	24%
Debt securities	71%	62%	57%
Alternative investments(a)	12%	17%	19%
Total	100%	100%	100%
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
Contributions
We are contractually obligated to contribute to our pension and postretirement benefit plans. During the year ended
December 31, 2024, we contributed $7.9 million and $4.6 million to our pension and other postretirement plans, respectively.
Beginning with the quarter ended December 31, 2022, and ending with the quarter ending September 30, 2024, the GR Plan's appointed actuary certified the GR Plan's funded status for each quarter (the "Quarterly Certification") in accordance with U.S.
GAAP. If the GR Plan was less than 100% funded, the Company would have been required to make a $1.0 million contribution to the GR Plan no later than 60 days following the receipt of the Quarterly Certification. The Company's obligation to make additional contractual contributions terminated the day following the date that a contractual contribution would have been due for the quarter ending September 30, 2024. As of December 31, 2024, the GR Plan was more than 100% funded.
Future contributions to our pension and postretirement benefit plans, which we are contractually obligated to contribute, are estimated to be $6.6 million in 2025. Contributions beyond 2025 are not estimated due to uncertainties regarding significant assumptions involved in estimating these contributions, such as interest rate levels, as well as the amount and timing of invested asset returns. These future contributions do not include additional contributions which may be required to meet Internal
Revenue Service ("IRS") minimum funding standards as these contributions are subject to uncertainties regarding significant assumptions involved in their estimation such as interest rate levels as well as the amount and timing of invested asset returns.

Estimated future benefit payments
We estimate making the following benefit payments, which reflect expected future service:

In thousands	Pension benefits	Postretirement benefits
2025	$134,982	$4,815
2026	133,856	4,536
2027	133,474	4,269
2028	130,646	4,010
2029	128,982	3,764
Thereafter	554,288	15,549
The amounts above exclude the participants' share of the benefit cost. We expect no subsidy benefits for 2025 and beyond.
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
The Company's participation in these plans for the year ended December 31, 2024, is outlined in the table below. The
"EIN/Pension Plan Number" column provides the Employee Identification Number ("EIN") and the three-digit plan number.
Unless otherwise noted, the two most recent Pension Protection Act zone statuses available are for the plans for the years ended
December 31, 2024, and 2023, respectively. The zone status is based on information the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65% funded; plans in the orange zone are both (i) less than 80% funded and (ii) have an accumulated/expected funding deficiency in any of the next six plan years, net of any amortization extensions; plans in the yellow zone meet either one of the criteria mentioned in the orange zone; and plans in the green zone are at least 80% funded. The "FIP/RP Status Pending/Implemented" column indicates plans for which a financial improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject. The Company makes all required contributions to these plans as determined under the respective CBAs. For each of the plans listed below, the
Company's contribution represented less than 5% of total contributions to the plan.

	EIN/Plan number	Zone status Year Ended		FIP/RP status pending/ implemented	Contributions (In thousands)			Surcharge imposed	Expiration dates of CBAs
Pension Plan Name		December 31, 2024	December 31, 2023		2024	2023	2022
CWA/ITU Negotiated Pension Plan	13-6212879/001	Red	Red	Implemented	$160	$255	$276	No	December 31, 2025 and March 30, 2026
GCIU—Employer Retirement Benefit Plan(a)	91-6024903/001	Red	Red	Implemented	46	41	42	No	12/31/2025
The Newspaper Guild International Pension Plan(a)	52-1082662/001	Red	Red	Implemented	9	14	15	Yes	10/6/2021
IAM National Pension Plan(a) (b)	51-6031295/002	Red	Red	Implemented	118	147	177	Yes	January 6, 2026 and January 8, 2026
Teamsters Pension Trust Fund of Philadelphia and Vicinity(a)	23-1511735/001	Green as of Apr. 29, 2024	Green as of Apr. 30, 2023	N/A	998	965	1,249	N/A	8/31/2025
Central Pension Fund of the International Union of Operating Engineers and Participating Employers(a)	36-6052390/001	Green	Green	N/A	53	58	56	N/A	1/9/2026
Total					$1,384	$1,480	$1,815
(a)This plan has elected to utilize special amortization provisions provided under the Preservation of Access to Care for Medicare Beneficiaries and Pension
Relief Act of 2010.
(b)The trustees of this plan have voluntarily elected to put the fund in critical status to strengthen its funding position.
As of December 31, 2024, the total unpaid balance for the Company's withdrawal liabilities was approximately $55.6 million, which are payable over 13.9 years. For the year ended December 31, 2024, we recorded $24.5 million related to withdrawal liabilities which were expensed as a result of ceasing contributions to multiemployer pension plans in which we formerly participated.
Defined contribution plans
Employees are immediately eligible to participate in the Gannett Media Corp. 401(k) Savings Plan (the "Gannett 401(k)
Plan") and can elect to save up to 75% of compensation on a pre-tax basis, subject to IRS limitations. Effective January 1, 2021, employees covered under collective bargaining agreements are eligible to participate in the Gannett 401(k) Plan only if participation has been bargained, unless previously eligible in the New Media Investment Group Inc. Retirement Savings Plan.
In October 2022, matching contributions to the Gannett 401(k) Plan, with the exception of certain employees covered under collective bargaining agreements, were suspended. Prior to the suspension of matching contributions in October 2022, the matching formula was 100% of the first 4% of employee contributions and 50% on the next 2% of employee contributions of eligible pay. Beginning in July 2024, matching contributions to the Gannett 401(k) Plan were reinstated, and the current matching formula is 25% of the first 4% of employee contributions of eligible pay. For the years ended December 31, 2024,
2023, and 2022, the Company's matching contributions were $3.3 million, $0.8 million and $13.5 million, respectively.
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
As of December 31, 2024, and 2023, assets and liabilities recorded at fair value and measured on a recurring basis primarily consist of pension plan assets. As permitted by U.S. GAAP, we use net asset values ("NAV") as a practical expedient to determine the fair value of certain investments. These investments measured at NAV have not been classified in the fair value hierarchy.
The Company's debt is recorded on the Consolidated balance sheets at carrying value. Refer to Note 8 — Debt for additional discussion regarding fair value of the Company's debt instruments.
Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). Assets held for sale (Level 3), which are recorded in Other current assets on the Consolidated financial statements, are measured on a nonrecurring basis and are evaluated using executed purchase agreements, letters of intent or third-party valuation analyses when certain circumstances arise. As of December 31, 2024 and 2023, the Company had assets held for sale of $1.5 million and $0.2 million, respectively.
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
The following table sets forth by level, within the fair value hierarchy, the fair values of assets related to the following pension plans: the (i) GR Plan, (ii) Gannett CUE Plan, (iii) U.K. Pension Plan, (iv) Detroit Plan (v) GWP Plan, and (vi) TPC
Plan as of December 31, 2024:

Pension Plan Assets and Liabilities as of December 31, 2024
In thousands	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$10,989	$1,695	$—	$12,684
Corporate common stock	66,725	—	—	66,725
Corporate and government bonds	—	231,518	—	231,518
Real estate	—	—	124,790	124,790
Mutual funds	20,430	—	—	20,430
Exchange traded funds	23,215	—	—	23,215
Interest in common/collective trusts:
Equities	—	255,382	—	255,382
Fixed income	—	721,506	—	721,506
Partnership/joint venture interests	—	—	171,476	171,476
Total plan assets at fair value excluding those measured at NAV	$121,359	$1,210,101	$296,266	$1,627,726
Instruments measured at NAV using the practical expedient:
Real estate funds				8,814
Interest in common/collective trusts - fixed income				23,163
Partnerships/joint ventures				1,675
Total plan assets at fair value				$1,661,378
Liabilities:
Other liabilities	$(1,676)	$—	$—	$(1,676)
Total plan liabilities at fair value	$(1,676)	$—	$—	$(1,676)
The following table sets forth a summary of changes in the fair value of the Level 3 pension plan assets for the year ended
December 31, 2024:

		Actual return on plan assets
In thousands	Balance at beginning of year	Relating to assets still held at report date	Relating to assets sold/ redeemed during the period	Purchases	Sales	Settlements	Balance at end of year
Assets:
Real estate	$133,503	$(2,039)	$—	$—	$(6,674)	$—	$124,790
Partnership/joint venture interests	169,932	(10,044)	—	39,243	(23,899)	(3,756)	171,476
Hedge funds	48,695	—	7	—	—	(48,702)	—
Total assets	$352,130	$(12,083)	$7	$39,243	$(30,573)	$(52,458)	$296,266
There were no transfers between Levels 1 and 2 for the year ended December 31, 2024.

The following table sets forth by level, within the fair value hierarchy, the fair values of assets and liabilities related to the following pension plans: the (i) GR Plan, (ii) U.K. Pension Plan, (iii) Detroit Plan (iv) GWP Plan, and (v) TPC Plan as of
December 31, 2023:

Pension Plan Assets and Liabilities as of December 31, 2023
In thousands	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$11,524	$1,899	$—	$13,423
Corporate common stock	98,309	—	—	98,309
Corporate and government bonds	—	253,403	—	253,403
Real estate	—	—	133,503	133,503
Mutual funds	22,764	—	—	22,764
Exchange traded funds	21,050	—	—	21,050
Interest in common/collective trusts:
Equities	—	296,624	—	296,624
Fixed income	—	691,479	—	691,479
Partnership/joint venture interests	—	—	169,932	169,932
Hedge funds	—	—	48,695	48,695
Total plan assets at fair value, excluding those measured at NAV	$153,647	$1,243,405	$352,130	$1,749,182
Assets measured at NAV using the practical expedient:
Real estate funds				9,576
Interest in common/collective trusts - fixed income				23,396
Partnership/joint venture interests				3,213
Total plan assets at fair value				$1,785,367
Liabilities:
Other liabilities	$(1,469)	$—	$—	$(1,469)
Total plan liabilities at fair value	$(1,469)	$—	$—	$(1,469)
The following table sets forth a summary of changes in the fair value of the Level 3 pension plan assets and liabilities for the year ended December 31, 2023:

		Actual return on plan assets
In thousands	Balance at beginning of year	Relating to assets still held at report date	Relating to assets sold during the period	Purchases	Sales	Settlements	Balance at end of year
Assets:
Real estate	$132,593	$2,683	$—	$13	$(1,786)	$—	$133,503
Partnership/joint venture interests	166,184	4,164	—	30,714	(25,917)	(5,213)	169,932
Hedge funds	63,054	3,141	—	—	—	(17,500)	48,695
Other assets	2	—	—	—	—	(2)	—
Total assets	$361,833	$9,988	$—	$30,727	$(27,703)	$(22,715)	$352,130
Liabilities:
Other liabilities	$2,008	$—	$—	$—	$—	$(2,008)	$—
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
•Investments in partnerships and joint venture interests classified in Level 3 are valued considering items such as expected cash flows, changes in market outlook and subsequent rounds of financing. These investments are included in
Level 3 of the fair value hierarchy because exit prices tend to be unobservable and reliance is placed on the above methods. Most of the partnerships are general leveraged buyout funds, others include a venture capital fund, a fund formed to invest in special credit opportunities, an infrastructure fund and a real estate fund. Interest in partnership investments could be sold on the secondary market but cannot be redeemed. Instead, distributions are received as the underlying assets of the funds are liquidated. As of both December 31, 2024 and 2023, there were $3.1 million and
$3.3 million, respectively, in unfunded commitments related to partnership/joint venture interests. One of the investments in partnerships and joint venture interests represents a limited partnership commingled fund valued using the NAV as reported by the fund manager; and
•Investments in hedge funds consist of hedge funds whose strategy is to produce a return uncorrelated with market movements. This fund is classified as a Level 3 because its valuation is derived from unobservable inputs. Shares in the hedge funds are generally redeemable twice a year or on the last business day of each quarter with at least 60 days written notice subject to a potential 5% holdback.
We review appraised values, audited financial statements and additional information to evaluate fair value estimates from our investment managers and/or fund administrator.
NOTE 11 — Income taxes
The following table outlines the Company's Loss before income taxes:

	Year ended December 31,
In thousands	2024	2023	2022
Domestic	$(128,806)	$(55,073)	$(121,840)
Foreign	51,133	48,908	44,934
Loss before income taxes	$(77,673)	$(6,165)	$(76,906)
The following table outlines the Company's (Benefit) provision for income taxes:

	Year ended December 31,
In thousands	2024	2023	2022
Current:
Federal	$(15,979)	$(311)	$(3,579)
State and local	1,780	1,705	804
Foreign	7,671	8,821	1,575
Total current	(6,528)	10,215	(1,200)
Deferred:
Federal	(38,805)	6,436	(692)
State and local	(2,493)	399	(5,868)
Foreign	(3,460)	4,679	9,109
Total deferred	(44,758)	11,514	2,549
(Benefit) provision for income taxes	$(51,286)	$21,729	$1,349

The effective tax rate varies from the federal statutory tax rate as a result of the following differences:

	Year ended December 31,
In percentage	2024	2023	2022
Federal statutory tax rate	21.0%	21.0%	21.0%
(Increase) decrease in taxes resulting from:
State and local income taxes, net of federal benefit	(0.5)	3.6	6.0
Debt refinancing	37.8	—	—
Change in valuation allowance	(0.2)	(130.0)	(30.9)
Foreign tax rates differences	(1.0)	(9.2)	0.4
Non-deductible parking	(0.1)	(2.5)	(0.2)
Non-deductible meals, entertainment	(1.0)	(12.8)	(0.9)
(Loss) gain on foreign exchange rate	(0.6)	2.4	0.4
Stock compensation shortfall	(1.2)	(24.2)	(0.2)
Partnership permanent differences	(0.1)	(2.0)	(0.1)
Tegna indemnification release	—	(2.8)	(0.7)
Foreign entities loss adjustments	(1.4)	(1.3)	(1.6)
Newsquest permanent differences	(0.7)	(7.6)	(0.1)
Nondeductible compensation	(1.0)	(13.4)	(2.3)
Provision to return and deferred tax adjustments	5.2	(45.1)	5.4
Global intangible low-taxed income	(10.0)	(112.7)	(4.6)
Branch income	1.2	5.4	1.2
Profit on non-qualifying land and buildings	0.2	0.2	0.1
Uncertain tax positions	19.0	(134.5)	(2.6)
Deduction for interest expense	—	102.7	8.5
Impact of non-deductible goodwill	(0.5)	—	—
Other expenses	(0.1)	10.3	(0.6)
Effective tax rate	66.0%	NM	(1.8)%
NM indicates not meaningful.
Our effective tax rate for the year ended December 31, 2024 was 66.0%. The tax benefit for 2024 was primarily impacted by the release of uncertain tax position reserves related to an IRS audit, the release of foreign valuation allowances, debt refinancing transactions and the pre-tax book loss, partially offset by the increase in valuation allowances on non-deductible
U.S. interest expense carryforwards and the global intangible low-taxed income inclusion.
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

	December 31,
In thousands	2024	2023
Deferred tax assets:
Fixed assets	$4,474	$—
Accrued compensation costs	13,167	12,900
Accrued liabilities	17,787	14,676
Disallowed interest	121,110	115,030
Goodwill	162	3,200
Capitalized research and development costs	11,572	9,743
Partnership investments	4,961	4,231
Loss carryforwards	203,602	224,505
Lease liabilities	50,826	58,828
Other	15,130	17,257
Total deferred tax assets	$442,791	$460,370
Less: Valuation allowances	(304,673)	(312,038)
Total net deferred tax assets	$138,118	$148,332
Deferred tax liabilities:
Fixed assets	$—	$(5,565)
Right of use asset	(43,157)	(60,384)
Convertible debt	(22,472)	(18,441)
Pension and other postretirement benefit obligations	(9,380)	(8,388)
Definite and indefinite lived intangible assets	(7,054)	(20,457)
Total deferred tax liabilities	$(82,063)	$(113,235)
Net deferred tax assets	$56,055	$35,097
In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the year ended December 31, 2024, the Company recorded a reduction of $7.4 million of valuation allowances against its deferred tax assets. The decrease in the valuation allowance was primarily due to a decrease of $10.9 million related to foreign valuation allowances and various other decreases in the valuation allowance of $3.2 million, partially offset by an increase in the U.S.
disallowed interest expense carryforward of $6.1 million and an increase related to currency translation adjustments of
$0.6 million. The Company considered the available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets was needed. The Company reached the conclusion it was appropriate to record a valuation allowance against a portion of its federal deferred tax assets based on available evidence. We relied on evidence shown by reversing taxable temporary differences, as well as expectations of future taxable income with the appropriate tax character.
During the year ended December 31, 2023, the Company recorded an additional $12.0 million of valuation allowances against its deferred tax assets. The increase in the valuation allowance is primarily due to increases in the U.S. disallowed interest expense carryforward, decreases in foreign valuation allowances, and increases related to currency translation adjustment. The Company continues to maintain its existing valuation allowance against net deferred tax assets in many of its state and foreign jurisdictions as it is not believed to be more likely than not that its deferred tax assets will be realized in such jurisdictions.
The following table summarizes the activity related to our valuation allowance for deferred tax assets for the year ended
December 31, 2024 (In thousands):

Balance at beginning of period	Additions/ (reductions) charged to expenses	Additions/ (reductions) for acquisitions/ dispositions	Other additions to (deductions from) reserves	Foreign currency translation	Balance at end of period
$312,037	$(7,985)	$—	$—	$620	$304,672
The aforementioned valuation allowance relates to indefinite-lived intangible assets, nondeductible interest expense carryforwards, capital losses, state and foreign net operating losses and other tax attributes.
As of December 31, 2024, the Company had $396.2 million of Federal net operating loss ("NOL") carryforwards, $500.9 million of Federal disallowed business interest expense carryforwards, $1.058 billion of apportioned state NOL carryforwards and $184.7 million of foreign net NOL carryforwards. Additionally, as of December 31, 2024, the Company had $6.2 million of other business tax credits, $0.2 million of foreign tax credits, $4.7 million of state credits and $43.2 million of foreign capital loss carryforwards. The Federal NOL carryforwards begin to expire in 2033, and the state NOL carryforwards began to expire in 2024. The foreign NOLs begin to expire in 2030. The tax credits began to expire in 2024. A portion of the NOLs are subject to the limitations of the Internal Revenue Code Section 382. This section provides limitations on the availability of NOL carryforwards to offset income if a corporation undergoes an "ownership change," generally defined as a greater than 50%
change in equity ownership over a three-year period. The most recent analysis of our historical ownership change was completed through December 31, 2024. Based on the analysis, we do not anticipate a current limitation on tax attributes.
The following table summarizes the activity related to unrecognized tax benefits, excluding the federal tax benefit of state tax deductions:

	Year ended December 31,
In thousands	2024	2023	2022
Change in unrecognized tax benefits:
Balance at beginning of year	$52,821	$43,697	$46,082
Additions based on tax positions related to the current year	837	7,017	5,411
Additions for tax positions of prior years	8	1,327	—
Reductions for tax positions of prior years	(11,261)	(652)	(2,664)
Reductions due to lapsed statutes of limitations	(137)	(208)	(2,264)
Foreign currency translation	(541)	1,640	(2,868)
Balance at end of year	$41,727	$52,821	$43,697
At December 31, 2024, the Company's uncertain tax positions of $41.7 million, if recognized, would impact the effective tax rate. During the year ended December 31, 2024, the Company released $11.3 million of the uncertain tax position reserves and $4.8 million of interest and penalties related to an IRS audit in the second quarter of 2024. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2024 and
2023, the amount of accrued interest and penalties payable related to uncertain tax positions was $0.1 million and $4.6 million, respectively.
The Company files a federal consolidated income tax return for which the statute of limitations remains open for any year in which a net operating loss is utilized, which for the Company is the 2011 tax year and subsequent years. U.S. state jurisdictions have statute of limitations generally ranging from 3 to 6 years. On November 19, 2019, New Media Investment
Group Inc. ("New Media") completed its acquisition of Gannett Co., Inc. (which was renamed Gannett Media Corp. and is referred to as "Legacy Gannett"). During the second quarter of 2024, the Company closed the federal income tax return audit for calendar years 2015-2017 for Legacy Gannett. The U.K. income tax returns for calendar years 2018-2021 for Newsquest
Capital Ltd. are under audit. The statute of limitations for the Company's U.K. income tax return remains open for tax years for
2023 and forward.

NOTE 12 — Supplemental equity and other information
Loss per share
The following table sets forth the information to compute basic and diluted loss per share:

	Year ended December 31,
In thousands, except per share data	2024	2023	2022
Net loss attributable to Gannett	$(26,354)	$(27,791)	$(78,002)

Basic weighted average shares outstanding	142,516	139,633	136,903
Diluted weighted average shares outstanding	142,516	139,633	136,903

Loss per share attributable to Gannett - basic	$(0.18)	$(0.20)	$(0.57)
Loss per share attributable to Gannett - diluted	$(0.18)	$(0.20)	$(0.57)
The Company excluded the following securities from the computation of diluted loss per share because their effect would have been antidilutive:

	Year ended December 31,
In thousands	2024	2023	2022
2027 Notes(a)	7,612	97,057	97,057
2031 Notes(b)	44,745	—	—
Restricted stock grants(c)	7,267	8,608	8,616
Stock options	5,416	6,068	6,068
Warrants(d)	—	—	845
(a)Represents the total number of shares that would have been convertible as of December 31, 2024 and 2023 as stipulated in the 2027 Notes Indenture.
(b)Represents the total number of shares that would have been convertible as of December 31, 2024 as stipulated in the 2031 Notes Indenture.
(c) Includes restricted stock awards ("RSA"), restricted stock units ("RSU") and performance stock units ("PSU").
(d)The warrants expired on November 26, 2023.
The 2027 Notes and 2031 Notes may be converted at any time by the Holders into cash, shares of the Company's Common
Stock or any combination of cash and Common Stock, at the Company's election. Conversion of all of the 2027 Notes and 2031
Notes into Common Stock (assuming the maximum increase in the conversion rate as a result of a Make-Whole Fundamental
Change but no other adjustments to the conversion rate), would result in the issuance of an aggregate of 22.5 million shares of
Common Stock and 143.9 million shares of Common Stock, respectively. The Company has excluded from the loss per share calculation approximately 14.9 million shares related to the possible conversion of the 2027 Notes and 99.1 million shares related to the possible conversion of the 2031 Notes, representing the difference between the total number of shares that would be convertible at December 31, 2024 and the total number of shares issuable assuming the maximum increase in the conversion rate.
Share-based compensation
Share-based compensation expense was $12.5 million, $16.6 million, and $16.8 million for the years ended December 31,
2024, 2023, and 2022, respectively, and is included in Selling, general and administrative expenses on the Consolidated statements of operations and comprehensive income (loss). Total compensation cost not yet recognized related to non-vested awards as of December 31, 2024 was $15.1 million, which is expected to be recognized over a weighted average period of approximately 2.1 years through January 2027.
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
With respect to restricted stock awards ("RSAs"), if service terminates for certain specified conditions, all unvested shares of restricted stock may be forfeited. During the period prior to the lapse and removal of the vesting restrictions, a grantee of a
RSA will have all the rights of a stockholder, including without limitation, the right to vote and the right to receive dividends or other distributions, if any. Any dividends or other distributions that are declared with respect to the shares of restricted stock will be paid at the time such shares vest. The value of the RSAs on the date of issuance is recognized in Selling, general, and administrative expenses over the vesting period with a corresponding increase to additional paid-in-capital. Beginning in 2023,
RSAs granted generally vest in equal annual installments over a three-year period subject to the participants' continued
employment with the Company and the terms of the applicable award agreements. RSAs granted prior to 2023 vest 33.3% on the first and second anniversary of the date of grant, and 33.4% on the third anniversary of the date of grant, subject to the participants' continued employment with the Company and the terms of the applicable award agreement.
The following table outlines RSA activity:

	Year ended December 31,
	2024		2023		2022
	Number of RSAs (In thousands)	Weighted- average grant date fair value	Number of RSAs (In thousands)	Weighted- average grant date fair value	Number of RSAs (In thousands)	Weighted- average grant date fair value
Unvested at beginning of year	8,456	$3.09	8,616	$4.40	6,949	$4.32
Granted	272	4.04	5,171	1.87	7,427	4.29
Vested	(4,024)	3.57	(3,910)	4.11	(2,633)	4.63
Forfeited	(543)	3.01	(1,421)	3.68	(3,127)	3.75
Unvested at end of year	4,161	$2.71	8,456	$3.09	8,616	$4.40
As of December 31, 2024, the aggregate intrinsic value of unvested RSAs was $21.1 million.
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
record compensation cost based on the expected level of achievement of the performance conditions.
The following table outlines RSU and PSU activity:

	Year ended December 31,
	2024		2023		2022
	Number of RSUs & PSUs (In thousands)	Weighted- average grant date fair value	Number of RSUs & PSUs (In thousands)	Weighted- average grant date fair value	Number of RSUs & PSUs (In thousands)	Weighted- average grant date fair value
Unvested at beginning of year	181	$1.83	1,000	$3.04	2,905	$4.05
Granted(a)	3,074	4.15	332	1.83	332	4.63
Vested	—	—	(152)	3.04	(1,905)	4.58
Forfeited and canceled(b)	(141)	2.44	(999)	2.85	(332)	4.63
Unvested at end of year	3,114	$4.10	181	$1.83	1,000	$3.04
(a) There were no RSUs granted during the years ended December 31, 2023 and 2022.
(b) For the years ended December 31, 2024, 2023, and 2022, the Company canceled 15 thousand, 900 thousand, and 332 thousand, respectively, of PSUs and
RSUs.
As of December 31, 2024, the aggregate intrinsic value of unvested RSUs and PSUs was $15.8 million.

Stock options
As of December 31, 2024, FIG LLC, the former manager of the Company, held stock options exercisable for 5,416 thousand shares of Common Stock, all of which are exercisable and had a weighted-average grant date fair value, weighted-
average exercise price and weighted-average remaining contractual term of $1.51, $14.45 and 3.6 years, respectively.
Cash awards
The Company grants certain employees either long-term cash awards ("LTCAs") or cash performance units ("CPUs").
CPUs generally vest and pay out in cash on the third anniversary of the grant date based upon the achievement of threshold goals depending on actual performance against financial objectives over a three-year period. LTCAs generally vest and pay out in cash on the first, second and third anniversaries of the date of grant. As of December 31, 2024, there was approximately
$14.3 million of unrecognized compensation expense related to cash awards.
Preferred stock
The Company has authorized 300,000 shares of preferred stock, par value $0.01 per share, issuable in one or more series designated by the Company's Board of Directors, none of which have been issued. There were no issuances of preferred stock during the year ended December 31, 2024.
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
During the year ended December 31, 2024, we did not repurchase any shares of Common Stock under the Stock
Repurchase Program. As of December 31, 2024, the remaining authorized amount under the Stock Repurchase Program was approximately $96.9 million.

Accumulated other comprehensive income (loss), net of tax
The following tables summarize the components of, and the changes in, Accumulated other comprehensive income (loss), net of tax:

In thousands	Pension and postretirement benefit plans	Foreign currency translation	Total
Balance at December 31, 2021	$50,870	$9,128	$59,998
Other comprehensive loss before reclassifications	(136,352)	(24,008)	(160,360)
Amounts reclassified from accumulated other comprehensive loss(a) (b) (c)	(869)	—	(869)
Current period other comprehensive loss	(137,221)	(24,008)	(161,229)
Balance at December 31, 2022	$(86,351)	$(14,880)	$(101,231)
Other comprehensive income before reclassifications	22,639	13,683	36,322
Amounts reclassified from accumulated other comprehensive income(a) (b)	(632)	—	(632)
Current period other comprehensive income	22,007	13,683	35,690
Balance at December 31, 2023	$(64,344)	$(1,197)	$(65,541)
Other comprehensive income (loss) before reclassifications	8,981	(14)	8,967
Amounts reclassified from accumulated other comprehensive income (loss)(a) (b)	410	—	410
Current period other comprehensive income (loss)	9,391	(14)	9,377
Balance at December 31, 2024	$(54,953)	$(1,211)	$(56,164)
(a)Accumulated other comprehensive income (loss) component represents amortization of actuarial loss and is included in the computation of net periodic benefit cost. See Note 9 — Pensions and other postretirement benefit plans.
(b) Amounts reclassified from accumulated other comprehensive income (loss) are recorded net of income tax provision of $0.1 million for the year ended
December 31, 2024, and net of income tax benefits of $0.2 million, and $0.3 million for the years ended December 31, 2023 and 2022, respectively.
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
Other
Purchase obligations
We have future expected purchase obligations, in the normal course of operations, of $166.5 million related to digital licenses and information technology services, professional services, interactive marketing agreements, and other legally binding commitments. Amounts which we are liable for under purchase orders outstanding at December 31, 2024, are reflected in the
Consolidated balance sheets as Accounts payable and are excluded from the amounts referred to above.
Self-insurance
We are self-insured for most of our employee medical coverage and for our casualty, general liability, and libel coverage
(subject to a cap above which third-party insurance is in place). The liabilities, which are reflected in Accounts payable and
Other long-term liabilities in the Consolidated balance sheets, are established on an actuarial basis with the advice of consulting actuaries and totaled $39.0 million and $43.1 million as of December 31, 2024 and 2023, respectively.

NOTE 14 — Segment reporting
We define our reportable segments based on the way the CODM, which is our Chief Executive Officer, manages the operations for purposes of allocating resources and assessing segment performance. Our reportable segments include the following:
•Domestic Gannett Media is comprised of our portfolio of domestic local, regional, and national newspaper publishers.
The results of this segment include Digital revenues mainly derived from digital advertising offerings such as digital marketing services delivered by our DMS segment, digital distribution of our publications and digital content syndication and affiliate and partnership revenues as well as classified advertisements and display advertisements run on our platforms as well as third-party sites, and Print and commercial revenues mainly derived from the sale of local, national, and classified print advertising products, the sale of both home delivery and single copies of our publications, as well as commercial printing and distribution arrangements, and revenues from our events business.
•Newsquest is comprised of our portfolio of newspaper publishers in the U.K.. The results of this segment include
Digital revenues mainly derived from digital advertising offerings such as digital marketing services delivered by our
DMS segment, digital distribution of our publications and digital content syndication revenues as well as classified advertisements and display advertisements run on our platforms and third-party sites, and Print and commercial revenues mainly derived from the sale of local, classified, and national advertising as well as niche publications, the sale of both home delivery and single copies of our publications, as well as commercial printing.
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
We regularly provide management reports to the CODM that include segment revenue and Adjusted EBITDA. Significant segment expenses regularly provided to the CODM, and included within Adjusted EBITDA include Payroll, Benefits,
Newsprint & ink, Distribution, Outside services and Digital cost of goods sold.
The CODM uses Adjusted EBITDA to evaluate the performance of the segments and allocate resources. Adjusted
EBITDA provides an assessment of controllable expenses and affords the CODM the ability to make decisions which are expected to facilitate meeting current financial goals as well as achieve optimal financial performance. Adjusted EBITDA is a non-GAAP financial performance measure we believe offers a useful view of the overall operation of our businesses and may be different than similarly-titled measures used by other companies. We define Adjusted EBITDA as Net income (loss)
attributable to Gannett before (1) Income tax expense (benefit), (2) Interest expense, (3) Gains or losses on the early extinguishment of debt, (4) Non-operating pension income, (5) Loss on convertible notes derivative, (6) Depreciation and amortization, (7) Integration and reorganization costs, (8) Third-party debt expenses and acquisition costs, (9) Asset impairments, (10) Goodwill and intangible impairments, (11) Gains or losses on the sale or disposal of assets, (12) Share-based compensation, (13) Other non-operating (income) expense, net, and (14) Non-recurring items.
Management considers Adjusted EBITDA to be an important metric to evaluate and compare the ongoing operating performance of our segments on a consistent basis across reporting periods as it eliminates the effect of items that we do not believe are indicative of each segment's core operating performance.

	Year ended December 31, 2024
In thousands	Domestic Gannett Media	Newsquest	Digital Marketing Solutions	Corporate and other	Total
Revenue	$1,938,398	$239,273	$477,807	$5,656	$2,661,134
Elimination of intersegment revenues	—	—	—	—	(151,819)
Total revenues	1,938,398	239,273	477,807	5,656	2,509,315
Payroll	530,120	96,526	102,641	98,251	827,538
Benefits	96,329	4,075	12,752	12,831	125,987
Newsprint and ink	67,833	10,187	—	—	78,020
Distribution	276,069	12,755	—	—	288,824
Outside services	176,643	10,396	10,543	141,685	339,267
Digital cost of goods sold	176,959	9,175	295,548	2,052	483,734
Other(a)	412,024	42,750	12,645	(222,844)	244,575
Elimination of intersegment expenses	—	—	—	—	(151,819)
Adjusted EBITDA	202,421	53,409	43,678	(26,319)	273,189
Net loss attributable to noncontrolling interests					33
Interest expense					104,697
Gain on early extinguishment of debt					(55,559)
Non-operating pension income					(12,438)
Depreciation and amortization					156,287
Integration and reorganization costs(b)					66,155
Third-party debt expenses and acquisition costs(c)					10,932
Asset impairments					46,589
Loss on sale or disposal of assets, net					1,106
Share-based compensation expense					12,522
Other non-operating income, net					(1,317)
Non-recurring items					21,855
Loss before income taxes					(77,673)
Benefit for income taxes					(51,286)
Net loss					(26,387)
Net loss attributable to noncontrolling interests					(33)
Net loss attributable to Gannett					$(26,354)
(a)Other expenses include corporate allocations of shared costs and Equity loss (income) in unconsolidated investees, net, which are not separately provided to the CODM. Corporate allocations include, but are not limited to legal, human resources, accounting, analytics, finance, marketing and technology, as well as other general business costs.
(b)Integration and reorganization costs mainly reflect severance-related expenses and other reorganization-related costs, designed primarily to right-size the
Company's employee base, consolidate facilities and improve operations.
(c)Third-party debt expenses and acquisition costs are included in Other operating expenses on the Consolidated statements of operations and comprehensive income (loss).

	Year ended December 31, 2023
In thousands	Domestic Gannett Media	Newsquest	Digital Marketing Solutions	Corporate and other	Total
Revenue	$2,095,853	$233,980	$477,909	$6,268	$2,814,010
Elimination of intersegment revenues	—	—	—	—	(150,460)
Total revenues	2,095,853	233,980	477,909	6,268	2,663,550
Payroll	548,253	93,492	99,942	101,925	843,612
Benefits	100,434	4,002	11,852	15,296	131,584
Newsprint and ink	99,760	13,351	—	—	113,111
Distribution	323,749	13,325	2	2	337,078
Outside services	195,937	10,046	8,319	137,380	351,682
Digital cost of goods sold	180,876	9,876	289,878	1,950	482,580
Other(a)	452,203	39,760	14,693	(219,976)	286,680
Elimination of intersegment expenses	—	—	—	—	(150,460)
Adjusted EBITDA	194,641	50,128	53,223	(30,309)	267,683
Net loss attributable to noncontrolling interests					103
Interest expense					111,776
Gain on early extinguishment of debt					(4,529)
Non-operating pension income					(9,382)
Depreciation and amortization					162,622
Integration and reorganization costs(b)					24,468
Third-party debt expenses and acquisition costs(c)					1,550
Asset impairments					1,370
Gain on sale or disposal of assets, net					(40,101)
Share-based compensation expense					16,567
Other non-operating income, net					(3,050)
Non-recurring items					12,454
Loss before income taxes					(6,165)
Provision for income taxes					21,729
Net loss					(27,894)
Net loss attributable to noncontrolling interests					(103)
Net loss attributable to Gannett					$(27,791)
(a)Other expenses include corporate allocations of shared costs and Equity loss (income) in unconsolidated investees, net, which are not separately provided to the CODM. Corporate allocations include, but are not limited to legal, human resources, accounting, analytics, finance, marketing and technology, as well as other general business costs.
(b)Integration and reorganization costs mainly reflect severance-related expenses and other reorganization-related costs, designed primarily to right-size the
Company's employee base, consolidate facilities and improve operations.
(c)Third-party debt expenses and acquisition costs are included in Other operating expenses on the Consolidated statements of operations and comprehensive income (loss).

	Year ended December 31, 2022
In thousands	Domestic Gannett Media	Newsquest	Digital Marketing Solutions	Corporate and other	Total
Revenue	$2,379,806	$234,630	$468,883	$5,440	$3,088,759
Elimination of intersegment revenues	—	—	—	—	(143,456)
Total revenues	2,379,806	234,630	468,883	5,440	2,945,303
Payroll	641,747	96,853	93,802	125,478	957,880
Benefits	135,882	4,887	13,698	21,358	175,825
Newsprint and ink	129,077	15,039	—	—	144,116
Distribution	370,594	14,697	—	9	385,300
Outside services	223,365	11,061	10,016	134,271	378,713
Digital cost of goods sold	176,986	9,658	278,573	136	465,353
Other(a)	494,507	42,408	15,214	(227,840)	324,289
Elimination of intersegment expenses	—	—	—	—	(143,456)
Adjusted EBITDA	207,648	40,027	57,580	(47,972)	257,283
Net loss attributable to noncontrolling interests					253
Interest expense					108,366
Gain on early extinguishment of debt					(399)
Non-operating pension income					(58,953)
Depreciation and amortization					182,022
Integration and reorganization costs(b)					87,974
Third-party debt expenses and acquisition costs(c)					1,892
Asset impairments					1,056
Gain on sale or disposal of assets, net					(6,883)
Share-based compensation expense					16,751
Other non-operating income, net					(2,286)
Non-recurring items					4,396
Loss before income taxes					(76,906)
Provision for income taxes					1,349
Net loss					(78,255)
Net loss attributable to noncontrolling interests					(253)
Net loss attributable to Gannett					$(78,002)
(a)Other expenses include corporate allocations of shared costs and Equity loss (income) in unconsolidated investees, net, which are not separately provided to the CODM. Corporate allocations include, but are not limited to legal, human resources, accounting, analytics, finance, marketing and technology, as well as other general business costs.
(b)Integration and reorganization costs mainly reflect severance-related expenses and other reorganization-related costs, designed primarily to right-size the
Company's employee base, consolidate facilities and improve operations.
(c)Third-party debt expenses and acquisition costs are included in Other operating expenses on the Consolidated statements of operations and comprehensive income (loss).
Asset and asset related information by segment are not key measures of performance used by the CODM function.
Accordingly, we have not disclosed asset and asset related information by segment. Additionally, equity income in unconsolidated investees, net, interest expense, other non-operating items, net, and provision for income taxes, as reported in the Consolidated financial statements, are not part of operating income and are primarily recorded at the corporate level.
NOTE 15 — Subsequent events
On February 19, 2025, the Company announced an agreement to sell the Austin American-Statesman to Hearst
Corporation. The transaction is subject to customary closing adjustments and conditions, including regulatory approvals, and is expected to close in the first quarter of 2025. The Company is in process of calculating the amount of gain on sale associated with this future sale transaction.

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
Management's Report on Internal Control Over Financial Reporting
Management's report on internal control over financial reporting and the attestation report of our independent registered public accounting firm on our internal control over financial reporting are set forth in Item 8 of this Annual Report on Form 10-
K and are incorporated by reference herein.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting (as such term is defined in Rules
13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's fourth quarter of the fiscal year ended December 31,
2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the fiscal quarter ended December 31, 2024, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information under the subheading "Information Concerning our Director Nominees" under the heading "Proposal No. 1
Election of Directors," the information captioned "Named Executive Officers" under the subheading "Compensation Discussion and Analysis" under the heading "Compensation," and the information captioned "Statement on Corporate Governance",
"Board and Committee Meetings", "Audit Committee", and "Nominating and Corporate Governance Committee" under the heading "Corporate Governance" in our 2025 proxy statement is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information under the subheadings "Compensation Discussion and Analysis", "Compensation Tables", "Compensation
of Directors", "Compensation Committee Report", and "CEO Pay Ratio" under the heading “Compensation” in our 2025 proxy statement is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDER MATTERS
The information under the subheading "Equity Compensation Plan Information" under the heading "Compensation" and the information under the heading "Common Stock Ownership of Certain Beneficial Owners and Management" in our 2025 proxy statement is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information under the subheading "Determination of Director and Director Nominee Independence" under the heading
"Corporate Governance" and the information under the heading "Related Persons Transactions" in our 2025 proxy statement is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information under the heading "Proposal No. 2 Ratification of the Appointment of Grant Thornton LLP as our
Independent Registered Public Accounting Firm" in our 2025 proxy statement is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Financial Statements, Financial Statement Schedules and Exhibits.
(1)Financial Statements.
As listed in the Index to Financial Statements and Supplementary Data on page 74.
(2)Financial Statement Schedules.
All schedules are omitted as the required information is not applicable or the information is presented in the
Consolidated financial statements or related notes.
(3)Exhibits.

Exhibit Number	Exhibit	Location

3.1	Amended and Restated Certificate of Incorporation of the Company.	Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q, filed August 2, 2018.
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company.	Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed November 20, 2019.
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of Gannett Co., Inc.	Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed April 7, 2020.
3.4	Certificate of Elimination of the Series A Junior Participating Preferred Stock of Gannett Co., Inc.	Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed May 8, 2023.
3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated June 3, 2024.	Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed June 4, 2024.
3.6	Amended and Restated Bylaws of the Company.	Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed November 20, 2019.
4.1
Indenture with respect to 6.000% Convertible Senior
Secured Notes due 2027, dated as of November 17, 2020,
by and between Gannett Co., Inc., the Subsidiary
Guarantors from time to time party thereto and U.S.
Bank National Association, as a Trustee.
Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed November 18, 2020.
4.2	First Supplemental Indenture, dated as of December 21, 2020, by and between Gannett Co., Inc., the Subsidiary Guarantors from time to time party thereto and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed December 22, 2020.
4.3
Second Supplemental Indenture, dated as of February 9,
2021, by and between Gannett Co., Inc., the Subsidiary
Guarantors from time to time party thereto and U.S.
Bank National Associations, as trustee.
Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed February 12, 2021.
4.4	Fourth Supplemental Indenture, dated as of January 31, 2022, by and among Gannett Co., Inc., the Subsidiary Guarantors from time to time party thereto and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed February 4, 2022.
4.5	Fifth Supplemental Indenture, dated as of October 15, 2024, among Gannett Co., Inc., the Subsidiary Guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee.	Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed October 16, 2024.
4.6
Indenture with respect to 6.000% Convertible Senior
Secured Notes due 2031, dated as of October 15, 2024,
among Gannett Co., Inc., the Subsidiary Guarantors party
thereto from time to time and U.S. Bank Trust Company,
National Association, as trustee.
Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K, filed October 16, 2024.

4.7	Registration Rights Agreement, dated as of October 15, 2024, by and among Gannett Co., Inc. and the other Persons signatory thereto.	Incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K, filed October 16, 2024.
4.8	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended.	Filed herewith.
10.1	Registration Rights Agreement, dated as of November 19, 2019, by and among Gannett Co., Inc., FIG LLC and such other persons from time to time party thereto.	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed November 20, 2019.
10.2	Amendment No. 1 to Registration Rights Agreement, dated as of November 17, 2020, by and among Gannett Co., Inc. and FIG LLC.	Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed November 18, 2020.
10.3	Amended and Restated Management and Advisory Agreement, dated August 5, 2019, between New Media Investment Group Inc. and FIG LLC.	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed August 6, 2019.
10.4	Termination Agreement, dated as of December 21, 2020, by and between Gannett Co., Inc. and FIG LLC.	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed December 22, 2020.
10.5	Gannett Co., Inc. 2024 Annual Bonus Plan.*†	Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed May 2, 2024.
10.6	Gannett Co., Inc. 2023 Stock Incentive Plan.*	Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-272656), filed June 15, 2023.
10.7	Form of Gannett Co., Inc. Director Restricted Stock Award Agreement (2023 Stock Incentive Plan)*	Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed November 2, 2023.
10.8	Form of Gannett Co., Inc. Employee Restricted Stock Unit Grant Agreement (2023 Stock Incentive Plan)*	Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed October 31, 2024.
10.9	Form of Gannett Co., Inc. Employee Cash Performance Unit Award Agreement*	Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed October 31, 2024.
10.10	2020 Omnibus Incentive Compensation Plan, adopted as of February 26, 2020.*	Incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K, filed March 2, 2020.
10.11	Amendment No. 1 to 2020 Omnibus Incentive Compensation Plan.*	Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed December 28, 2020.
10.12	Form of Nonqualified Stock Option Agreement between New Media Investment Group Inc. and Fortress Operating Entity I LP.*	Incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K, filed March 19, 2014.
10.13	Form of Nonqualified Stock Option Agreement between New Media Investment Group Inc. and Fortress Operating Entity I LP.	Attached as Exhibit A to the Amended and Restated Management and Advisory Agreement filed as Exhibit 10.10 hereto.
10.14	Gannett Co., Inc. Form of Employee Restricted Stock Grant Agreement (2020 Omnibus Incentive Compensation Plan, as amended).*	Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K, filed February 26, 2021.
10.15	Form of Gannett Co., Inc. Employee Performance Restricted Stock Unit Grant Agreement (2020 Omnibus Incentive Compensation Plan, as amended).*	Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed May 5, 2022.
10.16	Form of Gannett Co., Inc. Employee Cash Performance Unit Award Agreement (2020 Omnibus Incentive Compensation Plan, as amended).*	Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed May 4, 2023.
10.17	Form of Gannett Co., Inc. Employee Restricted Stock Grant Agreement (2020 Omnibus Incentive Compensation Plan, as amended).*	Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed May 4, 2023.

10.18	2015 Change in Control Severance Plan, as amended and restated as of December 23, 2020.*	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed December 28, 2020.
10.19	Key Employee Severance Plan, as amended and restated as of December 23, 2020.*	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed December 28, 2020.
10.20	Form of Indemnification Agreement.*	Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed May 2, 2024.
10.21	Offer Letter Agreement, dated March 25, 2020, by and between Gannett Co., Inc. and Douglas E. Horne.*	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed April 6, 2020.
10.22	Offer Letter Agreement, dated December 21, 2020, by and between Gannett Co., Inc. and Michael E. Reed.*	Incorporated by reference to Exhibit 10.50 to the Company's Annual Report on Form 10-K, filed February 26, 2021.
10.23
Investor Agreement, dated as of November 17, 2020, by
and among Gannett Co., Inc., the other Persons signatory
thereto and such other Persons, if any, that from time to
time become party thereto as Holders.
Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed November 18, 2020.
10.24
Amendment and Restatement Agreement dated as of
October 15, 2024, among Gannett Co., Inc., Gannett
Holdings LLC, the other Guarantors party thereto, the
Lenders party thereto, Citibank, N.A., as the existing
administrative agent and collateral agent, and Apollo
Administrative Agency, LLC, as administrative agent
and collateral agent.
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed October 16, 2024.
16.1	Letter from Ernst & Young LLP to the Securities and Exchange Commission dated March 13, 2023.	Incorporated by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K, filed March 13, 2023.
19.1	Gannett Co., Inc. Policy on Insider Trading, revised July 1, 2024.	Filed herewith.
21.1	List of subsidiaries.	Filed herewith.
23.1	Consent of Ernst & Young LLP.	Filed herewith.
23.2	Consent of Grant Thornton LLP.	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.	Filed herewith.
32.1	Section 1350 Certification of Principal Executive Officer.	Furnished herewith.
32.2	Section 1350 Certification of Principal Financial Officer.	Furnished herewith.
97.1	Gannett Co., Inc. Policy for the Recovery of Erroneously Awarded Compensation.*	Incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K, filed February 22, 2024.
101
The following financial information from Gannett Co.,
Inc. Annual Report on Form 10-K for the year ended
December 31, 2024, formatted in Inline XBRL includes:
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

Dated: February 20, 2025	GANNETT CO., INC. (Registrant)

	By:	/s/ Douglas E. Horne
Douglas E. Horne
Chief Financial Officer (principal financial officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Dated: February 20, 2025	/s/ Michael E. Reed
Michael E. Reed
Chief Executive Officer and
President (principal executive officer)

Dated: February 20, 2025	/s/ Douglas E. Horne
Douglas E. Horne
Chief Financial Officer
(principal financial officer)

Dated: February 20, 2025	/s/ Cindy Gallagher
Cindy Gallagher
Chief Accounting Officer
(principal accounting officer)

Dated: February 20, 2025	/s/ Maha Al-Emam
Maha Al-Emam, Director

Dated: February 20, 2025	/s/ Theodore Janulis
Theodore Janulis, Director

Dated: February 20, 2025	/s/ John Jeffry Louis
John Jeffry Louis, Director

Dated: February 20, 2025	/s/ Michael E. Reed
Michael E. Reed
Director, Chairman

Dated: February 20, 2025	/s/ Amy Reinhard
Amy Reinhard, Director

Dated: February 20, 2025	/s/ Debra Sandler
Debra Sandler, Director

Dated: February 20, 2025	/s/ Kevin Sheehan
Kevin Sheehan, Director

Dated: February 20, 2025	/s/ Laurence Tarica
Laurence Tarica, Director

Dated: February 20, 2025	/s/ Barbara Wall
Barbara Wall, Director