Form 10-Q
period 2025-03-31
Gannett Co., Inc.
filed 2025-05-01
CIK 1579684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of April 28, 2025, 146,435,731 shares of the registrant's Common Stock were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Part I, Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our current views regarding, among other things, our future or ongoing growth, results of operations, performance, business prospects and opportunities, stock repurchases, our expectations, in terms of both amount and timing, with respect to debt repayment and our capital structure, our foundation, and our environmental, social and governance goals, and are not statements of historical fact. Words such as "anticipate(s)," "expect(s)," "intend(s)," "plan(s)," "focus(ed)," "goal," "project," "believe(s)," "will," "aim," "strive(s)," "commit," "would," "could," "can," "may," "seek(s)," "estimate(s)" and similar expressions are intended to identify such forward-looking statements.

Forward-looking statements are based on management's current expectations and beliefs and are subject to a number of known and unknown risks, uncertainties, and other factors that could lead to actual results materially different from those described in the forward-looking statements. We can give no assurance our expectations will be attained. Our actual results, liquidity, and financial condition may differ materially from the anticipated results, liquidity, and financial condition indicated in the forward-looking statements. Forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause our actual results to differ, possibly materially, from the expectations or estimates reflected in such forward-looking statements, including, among others, the risks identified by us under the heading "Risk Factors" in this Quarterly Report on Form 10-Q, and under the heading "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission on February 20, 2025, as well as other risks and factors identified from time to time in our subsequent filings with the Securities and Exchange Commission. You are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. New risk factors emerge from time to time, and it is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except to the extent required by law, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions, or circumstances on which any statement is based.

INDEX TO GANNETT CO., INC.
Q1 2025 FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GANNETT CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share data	March 31, 2025	December 31, 2024
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$85,912	$106,299
Accounts receivable, net of allowance for credit losses of $11,874 and $13,596 as of March 31, 2025 and December 31, 2024, respectively	222,992	239,636
Inventories	18,737	20,910
Prepaid expenses	43,608	40,268
Other current assets	16,510	18,782
Total current assets	387,759	425,895
Property, plant and equipment, net of accumulated depreciation of $352,066 and $337,013 as of March 31, 2025 and December 31, 2024, respectively	226,979	240,980
Operating lease assets	134,639	143,955
Goodwill	518,099	530,028
Intangible assets, net	395,954	430,374
Deferred tax assets	75,992	60,983
Pension and other assets	212,396	207,932
Total assets	$1,951,818	$2,040,147
Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$309,801	$318,384
Deferred revenue	112,580	108,000
Current portion of long-term debt	68,000	74,300
Operating lease liabilities	37,948	39,761
Other current liabilities	7,573	5,157
Total current liabilities	535,902	545,602
Long-term debt	689,945	755,754
Convertible debt	250,296	249,757
Deferred tax liabilities	12,267	4,928
Pension and other postretirement benefit obligations	36,596	37,820
Long-term operating lease liabilities	158,324	167,731
Other long-term liabilities	118,850	125,921
Total noncurrent liabilities	1,266,278	1,341,911
Total liabilities	1,802,180	1,887,513
Commitments and contingent liabilities (See Note 11)
Equity
Preferred stock, $0.01 par value per share, 300,000 shares authorized, none of which were issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value per share, 2,000,000,000 shares authorized, 159,081,464 shares issued and 146,659,540 shares outstanding at March 31, 2025; 158,835,742 shares issued and 147,388,555 shares outstanding at December 31, 2024	1,591	1,588
Treasury stock, at cost, 12,421,924 shares and 11,447,187 shares at March 31, 2025 and December 31, 2024, respectively	(23,302)	(20,540)
Additional paid-in capital	1,284,331	1,281,801
Accumulated deficit	(1,060,879)	(1,053,546)
Accumulated other comprehensive loss	(51,598)	(56,164)
Total Gannett stockholders' equity	150,143	153,139
Noncontrolling interests	(505)	(505)
Total equity	149,638	152,634
Total liabilities and equity	$1,951,818	$2,040,147
The accompanying notes are an integral part of these condensed consolidated financial statements.

GANNETT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended March 31,
In thousands, except per share amounts	2025	2024
Digital	$250,394	$267,499
Print and commercial	321,179	368,262
Total revenues	571,573	635,761
Operating costs	356,622	402,399
Selling, general and administrative expenses	171,643	180,489
Depreciation and amortization	42,634	38,298
Integration and reorganization costs	9,498	17,881
Asset impairments	1,894	45,989
(Gain) loss on sale or disposal of assets, net	(20,680)	552
Other operating expenses	184	39
Total operating expenses	561,795	685,647
Operating income (loss)	9,778	(49,886)
Interest expense	26,083	26,565
Loss (gain) on early extinguishment of debt	1,274	(617)
Non-operating pension income	(1,914)	(3,146)
Equity (income) loss in unconsolidated investees, net	(195)	185
Other non-operating (income) expense, net	(1,323)	1,817
Non-operating expenses	23,925	24,804
Loss before income taxes	(14,147)	(74,690)
(Benefit) provision for income taxes	(6,814)	10,078
Net loss attributable to Gannett	$(7,333)	$(84,768)

Loss per share attributable to Gannett - basic	$(0.05)	$(0.60)
Loss per share attributable to Gannett - diluted	$(0.05)	$(0.60)

Other comprehensive income (loss):
Foreign currency translation adjustments	$7,274	$(689)
Pension and other postretirement benefit items:
Net actuarial loss	—	(538)
Amortization of net actuarial loss	158	237
Amortization of prior service cost	(125)	(125)
Equity method investments	174	116
Other	(3,631)	1,327
Total pension and other postretirement benefit items	(3,424)	1,017
Other comprehensive income before tax	3,850	328
Income tax (benefit) provision related to components of other comprehensive income (loss)	(716)	170
Other comprehensive income, net of tax	4,566	158
Comprehensive loss attributable to Gannett	$(2,767)	$(84,610)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GANNETT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
In thousands	2025	2024
Operating activities
Net loss	$(7,333)	$(84,768)
Adjustments to reconcile net loss to operating cash flows:
Depreciation and amortization	42,634	38,298
Share-based compensation expense	2,879	2,826
Non-cash interest expense	1,607	5,260
(Gain) loss on sale or disposal of assets, net	(20,680)	552
Loss (gain) on early extinguishment of debt	1,274	(617)
Asset impairments	1,894	45,989
Pension and other postretirement benefit obligations	(3,397)	(11,211)
Equity (income) loss in unconsolidated investees, net	(195)	185
Change in other assets and liabilities, net	4,625	25,937
Cash provided by operating activities	23,308	22,451
Investing activities
Purchase of property, plant and equipment	(13,546)	(12,999)
Proceeds from sale of real estate and other assets	48,369	575
Change in other investing activities	—	(2)
Cash provided by (used for) investing activities	34,823	(12,426)
Financing activities
Payments of deferred financing costs	(777)	—
Repayments of long-term debt	(74,450)	(15,290)
Treasury stock	(2,761)	(2,532)
Changes in other financing activities	(366)	(423)
Cash used for financing activities	(78,354)	(18,245)
Effect of currency exchange rate change on cash	125	984
Decrease in cash, cash equivalents and restricted cash	(20,098)	(7,236)
Cash, cash equivalents and restricted cash at beginning of period	116,181	110,612
Cash, cash equivalents and restricted cash at end of period	$96,083	$103,376
The accompanying notes are an integral part of these condensed consolidated financial statements.

GANNETT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three months ended March 31, 2025
	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Treasury stock		Non-controlling interest
In thousands	Shares	Amount				Shares	Amount		Total
Balance at December 31, 2024	158,836	$1,588	$1,281,801	$(56,164)	$(1,053,546)	11,447	$(20,540)	$(505)	$152,634
Net loss attributable to Gannett	—	—	—	—	(7,333)	—	—	—	(7,333)
Other comprehensive income, net(a)	—	—	—	4,566	—	—	—	—	4,566
Performance stock units settled, net of withholdings	232	3	(523)	—	—	—	—	—	(520)
Share-based compensation expense	—	—	2,879	—	—	—	—	—	2,879
Issuance of common stock	13	—	38	—	—	—	—	—	38
Treasury stock	—	—	—	—	—	871	(2,761)	—	(2,761)
Restricted share forfeiture	—	—	—	—	—	104	(1)	—	(1)
Other activity	—	—	136	—	—	—	—	—	136
Balance at March 31, 2025	159,081	$1,591	$1,284,331	$(51,598)	$(1,060,879)	12,422	$(23,302)	$(505)	$149,638

	Three months ended March 31, 2024
	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Treasury stock		Non-controlling interest
In thousands	Shares	Amount				Shares	Amount		Total
Balance at December 31, 2023	158,555	$1,586	$1,426,325	$(65,541)	$(1,027,192)	9,615	$(17,393)	$(472)	$317,313
Net loss attributable to Gannett	—	—	—	—	(84,768)	—	—	—	(84,768)
Other comprehensive income, net(a)	—	—	—	158	—	—	—	—	158
Share-based compensation expense	—	—	2,826	—	—	—	—	—	2,826
Issuance of common stock	10	—	25	—	—	—	—	—	25
Treasury stock	—	—	—	—	—	1,151	(2,532)	—	(2,532)
Restricted share forfeiture	—	—	—	—	—	213	(2)	—	(2)
Other activity	—	—	(39)	—	—	—	—	—	(39)
Balance at March 31, 2024	158,565	$1,586	$1,429,137	$(65,383)	$(1,111,960)	10,979	$(19,927)	$(472)	$232,981
(a) For the three months ended March 31, 2025 and 2024, Other comprehensive (loss) income is net of an income tax benefit of $0.7 million and an income tax provision of $0.2 million, respectively.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — Description of business and basis of presentation

Description of business
Gannett Co., Inc. ("Gannett," "we," "us," "our," or the "Company") is a diversified media company with expansive reach at the national and local level dedicated to empowering and enriching communities. We seek to inspire, inform, and connect audiences as a sustainable, growth focused media and digital marketing solutions company. Through our trusted brands, including the USA TODAY NETWORK, comprised of the national publication, USA TODAY, and local media organizations, including our network of local properties, in the United States (the "U.S."), and Newsquest, a wholly-owned subsidiary operating in the United Kingdom (the "U.K."), we provide essential journalism, local content, and digital experiences to audiences and businesses. We deliver high-quality, trusted content with a commitment to balanced, unbiased journalism, where and when consumers want to engage. We prioritize a digital-first strategy, focusing on audience growth and engagement while diversifying revenue streams. Our digital marketing solutions brand, LocaliQ, supports small and medium-sized businesses ("SMBs") with innovative digital marketing products and solutions. Our mission remains to inspire, inform, and connect communities while driving sustainable growth for our customers, advertisers, partners, and shareholders.

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

Basis of presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. As permitted under those rules, certain notes or other financial information that are normally required by U.S. GAAP have been condensed or omitted from these interim financial statements. The unaudited condensed consolidated financial statements should therefore be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

In the opinion of management, the unaudited condensed consolidated financial statements as of March 31, 2025 include all the assets, liabilities, revenues, expenses, and cash flows of entities which Gannett controls due to ownership of a majority voting interest ("subsidiaries"). In addition, in the opinion of management, the unaudited condensed consolidated financial statements as of March 31, 2025 reflect all necessary adjustments for a fair statement of the results for the interim period. All significant intercompany accounts and transactions have been eliminated in consolidation, and the Company consolidates its subsidiaries.

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

Recent accounting pronouncements not yet adopted

Induced conversions of convertible debt instruments

In November 2024, the FASB issued guidance, ASU 2024-04, which clarifies the assessment of whether certain settlements of convertible debt instruments should be accounted for as an inducement conversion. The new guidance is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods. The

Company is currently evaluating the provisions of the updated guidance and assessing the impact on the condensed consolidated financial statements.

Disaggregation of income statement expenses

In November 2024, the FASB issued guidance, ASU 2024-03, which requires disaggregated disclosures of certain categories of expenses that are included in expense line items on the face of the income statement. The disclosures are required on an annual and interim basis. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the provisions of the updated guidance and assessing the impact on the condensed consolidated financial statements.

Income tax disclosures

In November 2023, the FASB issued guidance, ASU 2023-09, which enhances annual income tax disclosures. ASU 2023-09 requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 will be effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the provisions of the updated guidance and assessing the impact on the condensed consolidated financial statements.

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

The following tables present our revenues disaggregated by segment and revenue type:

	Three months ended March 31, 2025
In thousands	Domestic Gannett Media	Newsquest	Digital Marketing Solutions	Corporate and other	Intersegment eliminations	Consolidated
Digital advertising	$71,454	$11,917	$—	$—	$—	$83,371
Digital marketing services	32,758	1,870	108,709	—	(34,533)	108,804
Digital-only subscription	41,266	1,993	—	—	—	43,259
Digital other	10,573	2,908	—	1,479	—	14,960
Digital	156,051	18,688	108,709	1,479	(34,533)	250,394

Print advertising	105,175	17,453	—	—	—	122,628
Print circulation	133,204	15,846	—	—	—	149,050
Commercial and other(a)	45,640	3,861	—	—	—	49,501
Print and commercial	284,019	37,160	—	—	—	321,179

Total revenues(b)	$440,070	$55,848	$108,709	$1,479	$(34,533)	$571,573
(a)     For the three months ended March 31, 2025, included Commercial printing and delivery revenues of $29.8 million and $2.4 million at the Domestic Gannett Media and Newsquest segments, respectively.
(b)     Revenues generated from international operations comprised 11.5% of total revenues for the three months ended March 31, 2025.

	Three months ended March 31, 2024
In thousands	Domestic Gannett Media	Newsquest	Digital Marketing Solutions	Corporate and other	Intersegment eliminations	Consolidated
Digital advertising	$70,941	$13,525	$—	$—	$—	$84,466
Digital marketing services	36,086	2,088	117,045	—	(38,805)	116,414
Digital-only subscription	41,911	1,568	—	—	—	43,479
Digital other	18,797	2,739	—	1,604	—	23,140
Digital	167,735	19,920	117,045	1,604	(38,805)	267,499

Print advertising	115,619	19,057	—	—	—	134,676
Print circulation	156,246	17,077	—	—	—	173,323
Commercial and other(a)	56,119	4,144	—	—	—	60,263
Print and commercial	327,984	40,278	—	—	—	368,262

Total revenues(b)	$495,719	$60,198	$117,045	$1,604	$(38,805)	$635,761
(a)     For the three months ended March 31, 2024, included Commercial printing and delivery revenues of $40.5 million and $2.5 million at the Domestic Gannett Media and Newsquest segments, respectively.
(b)     Revenues generated from international operations comprised 11.0% of total revenues for the three months ended March 31, 2024.

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

The following table presents the change in the deferred revenues balance:

	Three months ended March 31,
In thousands	2025	2024
Beginning balance	$108,000	$120,502
Receipts, net of refunds	235,720	276,597
Revenue recognized	(231,140)	(277,590)
Ending balance	$112,580	$119,509

NOTE 3 — Accounts receivable, net

Receivables are presented net of allowances, which reflect the Company's expected credit losses based on historical experience as well as current and expected economic conditions. The following table presents changes in the allowance for doubtful accounts:

	Three months ended March 31,
In thousands	2025	2024
Beginning balance	$13,596	$16,338
Current period provision	410	567
Write-offs charged against the allowance	(2,571)	(2,138)
Recoveries of amounts previously written-off	370	744
Other	69	32
Ending balance	$11,874	$15,543

For the three months ended March 31, 2025 and 2024, the Company recorded $0.4 million and $0.6 million in bad debt expense, respectively. Bad debt expense is included in Selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss).

NOTE 4 — Goodwill and intangible assets

Goodwill and intangible assets consisted of the following:

	March 31, 2025			December 31, 2024
In thousands	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets:
Advertiser relationships	$434,195	$284,376	$149,819	$445,356	$279,176	$166,180
Other customer relationships	88,541	61,130	27,411	89,106	59,198	29,908
Subscriber relationships	240,259	185,228	55,031	250,820	183,895	66,925
Other intangible assets	66,870	66,729	141	66,870	66,212	658
Sub-total	$829,865	$597,463	$232,402	$852,152	$588,481	$263,671
Indefinite-lived intangible assets:
Mastheads			163,552			166,703
Total intangible assets			$395,954			$430,374
Goodwill			$518,099			$530,028

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

As of March 31, 2025, the Company performed a review of potential impairment indicators under both ASC 350 and ASC 360, and it was determined that no indicators of impairment were present.

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

Severance-related expenses

The Company recorded severance-related expenses by segment as follows:

	Three months ended March 31,
In thousands	2025	2024
Domestic Gannett Media	$4,155	$4,077
Newsquest	106	169
Digital Marketing Solutions	1,109	25
Corporate and other	791	983
Total	$6,161	$5,254

A roll-forward of the accrued severance and related expenses included in Accounts payable and accrued liabilities on the condensed consolidated balance sheets for the three months ended March 31, 2025 is as follows:

In thousands	Severance and related expenses
Beginning balance	$5,491
Restructuring provision included in integration and reorganization costs	6,161
Cash payments	(2,995)
Other(a)	1,915
Ending balance	$10,572
(a)    Included $1.8 million related to the departure of the Company's former Chief Financial Officer.

Other reorganization-related costs

Other reorganization-related costs represent individual restructuring programs, designed primarily to right-size the Company's employee base, consolidate facilities and improve operations. The Company recorded Other reorganization-related costs by segment as follows:

	Three months ended March 31,
In thousands	2025	2024
Domestic Gannett Media(a)	$(834)	$10,812
Corporate and other(b)	4,171	1,815
Total	$3,337	$12,627
(a) For the three months ended March 31, 2025, Other restructuring-related costs at the Domestic Gannett Media segment included the reversal of a withdrawal liability related to a multiemployer pension plan of $1.8 million based on the settlement of the withdrawal liability. For the three months ended March 31, 2024, Other restructuring-related costs at the Domestic Gannett Media segment primarily reflected $9.7 million expensed as of the cease-use date related to certain licensed content.
(b)    For the three months ended March 31, 2025, Other restructuring-related costs at our Corporate and other category included $2.1 million expensed related to the departure of the Company's former Chief Financial Officer.

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

NOTE 6 — Debt

The Company's debt as of March 31, 2025 and December 31, 2024 consisted of the financing arrangements described below.

	March 31, 2025				December 31, 2024
In millions	Principal balance	Unamortized original issue discount	Unamortized deferred financing costs	Carrying value	Principal balance	Unamortized original issue discount	Unamortized deferred financing costs	Carrying value
2029 Term Loan Facility	$775.5	$(10.8)	$(6.8)	$757.9	$850.0	$(12.2)	$(7.7)	$830.1
2031 Notes	223.7	(4.8)	(2.7)	216.2	223.7	(5.0)	(2.8)	215.9
2027 Notes	38.1	(3.9)	(0.1)	34.1	38.1	(4.2)	(0.1)	33.8
Total debt	$1,037.3	$(19.5)	$(9.6)	$1,008.2	$1,111.8	$(21.4)	$(10.6)	$1,079.8
Less: Current portion of long-term debt	$(68.0)	$—	$—	$(68.0)	$(74.3)	$—	$—	$(74.3)
Non-current portion of long-term debt	$969.3	$(19.5)	$(9.6)	$940.2	$1,037.5	$(21.4)	$(10.6)	$1,005.5

2029 Term Loan Facility

On October 15, 2024 (the "Closing Date"), the Company entered into an Amendment and Restatement Agreement (the "Amendment and Restatement Agreement") among the Company, as a guarantor, Gannett Holdings, LLC ("Gannett Holdings"), a wholly owned subsidiary of the Company, as the borrower (in such capacity, the "Borrower"), certain subsidiaries of the Borrower as guarantors, the lenders party thereto, Citibank, N.A., as the existing collateral agent and administrative agent for the lenders, and Apollo Administrative Agency LLC, as the successor collateral agent and administrative agent for the lenders, which amended and restated the Company's existing First Lien Credit Agreement dated as of October 15, 2021 (as amended, supplemented or otherwise modified from time to time prior to the Closing Date, the "Existing Credit Agreement"; the Existing Credit Agreement, as amended and restated by the Amendment and Restatement Agreement, the "Amended Credit Agreement") by and among the Company, as guarantor, the Borrower, certain subsidiaries of the Borrower as guarantors and Citibank, N.A., as administrative agent and collateral agent. The Amended Credit Agreement provides for a $900.0 million five-year first lien term loan facility (the "2029 Term Loan Facility"), which refinanced and replaced the Company's previous five-year senior secured term loan facility in an original aggregate principal amount of $516.0 million (the "Senior Secured Term Loan," and collectively with the 2029 Term Loan Facility, the "Term Loans"). The 2029 Term Loan Facility is comprised of an initial term loan facility of $850.4 million, funded on the Closing Date (the "2029 Initial Draw Facility"), and a delayed draw term loan facility of $49.6 million (the "2029 Delayed Draw Facility"), which was made available to the Borrower at its discretion from the Closing Date and for a period of six months thereafter, subject to certain terms and conditions. As of March 31, 2025, no amounts have been drawn under the 2029 Delayed Draw Facility.

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

The 2029 Term Loan Facility contains usual and customary covenants for credit facilities of this type, including a requirement to have minimum unrestricted cash of $30 million as of the last day of each fiscal quarter, and restricts, among other things, our ability to incur debt, grant liens, sell assets, make investments and pay dividends, in each case with customary exceptions, including an exception that permits dividends and repurchases of outstanding junior debt or equity in (i) an amount of up to $25 million per fiscal quarter if the First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 2.00 to 1.00 but greater than 1.50 to 1.00, (ii) an amount of up to $50 million per fiscal quarter if the First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 1.50 to 1.00 but greater than 1.00 to 1.00, and (iii) an unlimited amount if the First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 1.00 to 1.00. As of March 31, 2025, the Company was in compliance with all of the covenants and obligations under the 2029 Term Loan Facility.

As of March 31, 2025 and December 31, 2024, the 2029 Term Loan Facility was recorded at carrying value, which approximated fair value, in the Consolidated balance sheet and was classified as Level 2.

In connection with the Term Loans, for the three months ended March 31, 2025 and 2024, the Company recognized interest expense of $20.1 million and $9.3 million, respectively, and paid cash interest of $7.9 million and $9.3 million, respectively. For the three months ended March 31, 2025 and 2024, the Company recognized amortization of original issue discount of $0.7 million and $0.6 million, respectively, and amortization of deferred financing costs of $0.4 million and $0.1 million, respectively. Additionally, during the three months ended March 31, 2025, the Company recognized a loss on early extinguishment of debt of $1.3 million related to the write-off of original issue discount and deferred financing costs as a result of early prepayments on the 2029 Term Loan Facility.

For the three months ended March 31, 2025, the Company prepaid $74.5 million, including the quarterly amortization payment, which were classified as financing activities in the Consolidated statements of cash flows. As of March 31, 2025, the effective interest rate for the 2029 Term Loan Facility was 10.1%.

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

The 2031 Notes Indenture includes affirmative and negative covenants, including limitations on liens, indebtedness, dispositions, loans, advances and investors, sale and leaseback transactions, restricted payments, transactions with affiliates, restrictions on dividends and other payment restrictions affecting restricted subsidiaries, negative pledges, and modifications to certain agreements. The 2031 Notes Indenture also requires the Company to maintain, as of the last day of each fiscal quarter, at least $30.0 million of Qualified Cash (as defined in the 2031 Notes Indenture). The 2027 Notes Indenture and the 2031 Notes Indenture include customary events of default.

The 2027 Notes have two components: (i) a debt component, and (ii) an equity component. As of March 31, 2025 and December 31, 2024, the debt component of the 2027 Notes was recorded at carrying value in the Consolidated balance sheets. The carrying value of the 2027 Notes reflected the balance of the unamortized discount related to the value of the conversion feature assessed at inception and did not approximate fair value as of March 31, 2025. The 2027 Notes were classified as Level 2, and based on unadjusted quoted prices in the active market obtained from third-party pricing services, the Company determined that the estimated fair value of the 2027 Notes was $37.5 million and $44.6 million as of March 31, 2025 and December 31, 2024, respectively, and was primarily affected by fluctuations in market interest rates and the price of the Company's Common Stock.

As a result of the Convertible Notes Exchange, the Company recorded a reduction in Additional paid-in capital of $237.5 million in the Consolidated balance sheet as of December 31, 2024. As of March 31, 2025 and December 31, 2024, the conversion feature remaining in Additional paid-in capital was $42.0 million, net of tax. The remaining 2027 Notes are convertible into 7.6 million shares of Common Stock, based on the initial conversion price of $5.00 per share.

The 2031 Notes have two components: (i) a debt component, and (ii) an equity component. As of March 31, 2025 and December 31, 2024 the debt component of the 2031 Notes was recorded at carrying value in the Consolidated balance sheets. The 2031 Notes were classified as Level 2 because they were measured at fair value using commonly accepted valuation methodologies and indirectly observable, market-based risk measurements and historical data, and a review of prices and terms available for similar debt instruments that do not contain a conversion feature. As of March 31, 2025, the Company determined that the carrying value of the 2031 Notes did not approximate fair value.

The excess of the fair value over the principal value of the 2031 Notes was recorded in Additional Paid-in capital as the 2031 Notes were issued at a 50% premium. The equity component of the 2031 Notes was classified as Level 3, as it was calculated based on the aggregate fair value of the 2031 Notes which used a binomial lattice model and assumptions based on market information and historical data, and significant unobservable inputs. As of March 31, 2025 and December 31, 2024, the amount of the equity component recorded in Additional paid-in capital was $80.4 million, net of tax. The 2031 Notes are convertible into 44.7 million shares of Common Stock, based on the initial conversion price of $5.00 per share.

In connection with the 2027 Notes and the 2031 Notes, for the three months ended March 31, 2025 and 2024, the Company recognized interest expense of $3.9 million and $7.2 million, respectively, and for the three months ended March 31, 2025 and 2024 paid no cash interest. In addition, during the three months ended March 31, 2025 and 2024, the Company recognized amortization of original issue discount of $0.5 million and $3.6 million, respectively, and an immaterial amount of amortization of deferred financing costs. As of March 31, 2025, the effective interest rate on the debt component of the 2027 Notes was 10.5%. As of March 31, 2025, the effective interest rate on the debt component of the 2031 Notes was 6.6%.

For the three months ended March 31, 2025, no shares of Common Stock were issued upon conversion, exercise, or satisfaction of the required conditions of the 2027 Notes or the 2031 Notes. Refer to Note 10 — Supplemental equity and other information for details on the impact of the 2027 Notes and the 2031 Notes to diluted earnings per share under the if-converted method.

NOTE 7 — Pensions and other postretirement benefit plans

We, along with our subsidiaries, sponsor various defined benefit retirement plans, including plans established under collective bargaining agreements. Our retirement plans primarily include the (i) Gannett Retirement Plan (the "GR Plan"), (ii) Gannett Retirement Plan for Certain Union Employees, and (iii) Newsquest Scheme in the U.K., as well as other smaller and/or frozen defined benefit and defined contribution plans. We also provide health care and life insurance benefits to certain retired employees who meet age and service requirements.

Retirement plan costs include the following components:

	Pension benefits		Postretirement benefits
	Three months ended March 31,		Three months ended March 31,
In thousands	2025	2024	2025	2024
Operating expenses:
Service cost - benefits earned during the period	$248	$289	$8	$9
Non-operating expenses:
Interest cost on benefit obligations	20,387	20,315	526	530
Expected return on plan assets	(22,860)	(24,103)	—	—
Amortization of prior service cost (benefit)	17	17	(142)	(142)
Amortization of actuarial cost (benefit)	577	715	(419)	(478)
Total non-operating benefit	$(1,879)	$(3,056)	$(35)	$(90)
Total benefit for retirement plans	$(1,631)	$(2,767)	$(27)	$(81)

Contributions

We are contractually obligated to contribute to our pension and postretirement benefit plans. During the three months ended March 31, 2025, we contributed $0.2 million and $1.5 million to our pension and other postretirement plans, respectively.

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

As of March 31, 2025 and December 31, 2024, assets and liabilities recorded at fair value and measured on a recurring basis primarily consist of pension plan assets. As permitted by U.S. GAAP, we use net asset values ("NAV") as a practical expedient to determine the fair value of certain investments. These investments measured at NAV have not been classified in the fair value hierarchy.

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

NOTE 9 — Income taxes

The following table outlines our pre-tax net loss and income tax amounts:

	Three months ended March 31,
In thousands	2025	2024
Loss before income taxes	$(14,147)	$(74,690)
(Benefit) provision for income taxes	(6,814)	10,078
Effective tax rate	48.2%	(13.5)%

The (benefit) provision for income taxes is calculated by applying the projected annual effective tax rate for the year to the current period income or loss before tax plus the tax effect of any significant or unusual items (discrete events), and changes in tax laws.

The benefit for income taxes for the three months ended March 31, 2025, was primarily driven by the pre-tax book loss and the release of valuation allowances on capital loss carryforwards associated with the sale of the Austin American-Statesman (the "Statesman"). These benefits were partially offset by the global intangible low-taxed income inclusion and an increase in valuation allowances on non-deductible U.S. interest expense carryforwards. The benefit was calculated using an estimated annual effective tax rate of 53.0%. The estimated annual effective tax rate before discrete items is principally impacted by the projected full year pre-tax book income, the global intangible low-taxed income inclusion and the increase in valuation allowances on non-deductible U.S. interest expense carryforwards, partially offset by the release of valuation allowances on capital loss carryforwards associated with the sale of the Statesman. The estimated annual effective tax rate is based on the projected tax expense for the full year.

The provision for income taxes for the three months ended March 31, 2024, was mainly driven by the pre-tax book loss, the increase in valuation allowances on non-deductible U.S. interest expense carryforwards, the global intangible low-taxed income inclusion and state tax expense. The provision was calculated using an estimated annual effective tax rate of negative 11.1%.

The total amount of unrecognized tax benefits that, if recognized, may impact the effective tax rate was approximately $43.6 million and $41.7 million as of March 31, 2025 and December 31, 2024, respectively. It is reasonably possible that further adjustments to our unrecognized tax benefits may be made within the next twelve months as a result of audit settlements, foreign judicial proceedings, lapses of statutes of limitations, or regulatory developments. At this time, an estimate of the potential change to the amount of unrecognized tax benefits cannot be made.

The Company recognizes interest and penalties related to tax matters, including unrecognized tax benefit, as a component of income tax expense. As of March 31, 2025 and December 31, 2024, the amount of accrued interest and penalties payable related to unrecognized tax benefits was $0.1 million and $0.1 million, respectively.

NOTE 10 — Supplemental equity and other information

Loss per share

The following table sets forth the information to compute basic and diluted loss per share:

	Three months ended March 31,
In thousands, except per share data	2025	2024
Net loss attributable to Gannett	$(7,333)	$(84,768)

Basic weighted average shares outstanding	143,392	140,774
Diluted weighted average shares outstanding	143,392	140,774

Loss per share attributable to Gannett - basic	$(0.05)	$(0.60)
Loss per share attributable to Gannett - diluted	$(0.05)	$(0.60)

The Company excluded the following securities from the computation of diluted loss per share because their effect would have been antidilutive:

	Three months ended March 31,
In thousands	2025	2024
2027 Notes(a)	7,612	97,057
2031 Notes(b)	44,745	—
Restricted stock grants(c)	4,589	4,855
Stock options	5,416	6,068
(a)Represents the total number of shares that would have been convertible for the three months ended March 31, 2025 and 2024 as stipulated in the 2027 Notes Indenture.
(b)Represents the total number of shares that would have been convertible for the three months ended March 31, 2025 as stipulated in the 2031 Notes Indenture.
(c)Includes restricted stock awards ("RSA"), restricted stock units ("RSU") and performance stock units ("PSU").

The 2027 Notes and 2031 Notes may be converted at any time by the holders into cash, shares of the Company's Common Stock or any combination of cash and Common Stock, at the Company's election. Conversion of all of the 2027 Notes and 2031 Notes into Common Stock (assuming the maximum increase in the conversion rate as a result of a Make-Whole Fundamental Change but no other adjustments to the conversion rate), would result in the issuance of an aggregate of 22.5 million shares of Common Stock and 143.9 million shares of Common Stock, respectively. The Company has excluded from the loss per share calculation approximately 14.9 million shares related to the possible conversion of the 2027 Notes and 99.1 million shares related to the possible conversion of the 2031 Notes, representing the difference between the total number of shares that would be convertible at March 31, 2025 and the total number of shares issuable assuming the maximum increase in the conversion rate.

Share-based compensation

Share-based compensation expense was $2.9 million and $2.8 million for the three months ended March 31, 2025 and 2024, respectively, and is included in Selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss).

The total compensation cost not yet recognized related to non-vested awards as of March 31, 2025 was $11.3 million, and is expected to be recognized over a weighted-average period of 2.0 years through April 2027.

Equity awards

There were approximately 13 thousand RSAs granted during the three months ended March 31, 2025.

Cash awards

The Company grants certain employees either long-term cash awards ("LTCAs") or cash performance units ("CPUs"). CPUs generally vest and pay out in cash on the third anniversary of the grant date based upon the achievement of threshold goals depending on actual performance against financial objectives over a three-year period. LTCAs generally vest and pay out in cash on the first, second and third anniversaries of the date of grant. As of March 31, 2025, there was approximately $13.5 million of unrecognized compensation expense related to cash awards.

Preferred stock

The Company has authorized 300,000 shares of preferred stock, par value $0.01 per share, issuable in one or more series designated by the Company's Board of Directors, none of which have been issued. There were no issuances of preferred stock during the three months ended March 31, 2025.

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

During the three months ended March 31, 2025, the Company did not repurchase any shares of Common Stock under the Stock Repurchase Program. As of March 31, 2025, the remaining authorized amount under the Stock Repurchase Program was approximately $96.9 million.

Accumulated other comprehensive loss, net of tax

The following tables summarize the components of, and the changes in, Accumulated other comprehensive loss, net of tax:

	Three months ended March 31, 2025			Three months ended March 31, 2024
In thousands	Pension and postretirement benefit plans	Foreign currency translation	Total	Pension and postretirement benefit plans	Foreign currency translation	Total
Beginning balance	$(54,953)	$(1,211)	$(56,164)	$(64,344)	$(1,197)	$(65,541)
Other comprehensive (loss) income before reclassifications	(2,732)	7,274	4,542	770	(689)	81
Amounts reclassified from accumulated other comprehensive income(a)(b)	24	—	24	77	—	77
Net current period other comprehensive (loss) income	(2,708)	7,274	4,566	847	(689)	158
Ending balance	$(57,661)	$6,063	$(51,598)	$(63,497)	$(1,886)	$(65,383)
(a)Amounts reclassified from accumulated other comprehensive income are included in the computation of net periodic benefit cost. See Note 7 — Pensions and other postretirement benefit plans.
(b)Amounts reclassified from accumulated other comprehensive income are recorded net of tax impacts of $9 thousand and $35 thousand for the three months ended March 31, 2025 and 2024, respectively.

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

The Company was a defendant in a lawsuit titled Scott O. Sapulpa ("Plaintiff") v. Gannett Co., Inc. in the District Court in the State of Oklahoma. In February 2024, a jury found for the Plaintiff and awarded compensatory damages of $5 million and $20 million in punitive damages. The Company filed an appeal in March 2024 and that appeal is currently pending. The Company cannot predict with certainty the outcome of this action. We are currently unable to estimate a range of reasonably possible loss; however, we believe that damages, if any, would be covered by the Company's insurance policies. As a result, we believe the outcome will not have a material impact on the Company's condensed consolidated financial statements.

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

•Newsquest is comprised of our portfolio of newspaper publishers in the U.K. The results of this segment include Digital revenues mainly derived from digital advertising offerings such as digital marketing services delivered by our DMS segment, digital distribution of our publications and digital content syndication revenues as well as classified advertisements and display advertisements run on our platforms and third-party sites, and Print and commercial revenues mainly derived from the sale of local, classified, and national advertising as well as niche publications, the sale of both home delivery and single copies of our publications, as well as commercial printing.

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

We regularly provide management reports to the CODM that include segment revenue and Adjusted EBITDA. Significant segment expenses regularly provided to the CODM, and included within Adjusted EBITDA include Payroll, Benefits, Newsprint & ink, Distribution, Outside services and Digital costs.

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

	Three months ended March 31, 2025
In thousands	Domestic Gannett Media	Newsquest	Digital Marketing Solutions	Corporate and other	Total
Revenues	$440,070	$55,848	$108,709	$1,479	$606,106
Elimination of intersegment revenues	—	—	—	—	(34,533)
Total revenues	440,070	55,848	108,709	1,479	571,573
Payroll	124,688	23,452	25,027	24,667	197,834
Benefits	25,201	1,048	3,696	2,286	32,231
Newsprint and ink	14,413	2,303	—	—	16,716
Distribution	64,505	3,010	—	—	67,515
Outside services	41,227	2,875	2,872	33,314	80,288
Digital costs	42,240	2,000	66,467	525	111,232
Other(a)	94,631	7,226	2,178	(54,254)	49,781
Elimination of intersegment expenses	—	—	—	—	(34,533)
Adjusted EBITDA	33,165	13,934	8,469	(5,059)	50,509
Interest expense					26,083
Loss on early extinguishment of debt					1,274
Non-operating pension income					(1,914)
Depreciation and amortization					42,634
Integration and reorganization costs(b)					9,498
Third-party debt expenses and acquisition costs(c)					323
Asset impairments					1,894
Gain on sale or disposal of assets, net					(20,680)
Share-based compensation expense					2,879
Other non-operating income, net					(1,323)
Non-recurring items					3,988
Loss before income taxes					(14,147)
Benefit for income taxes					(6,814)
Net loss attributable to Gannett					$(7,333)
(a)Other expenses include corporate allocations of shared costs and Equity loss (income) in unconsolidated investees, net, which are not separately provided to the CODM. Corporate allocations include, but are not limited to legal, human resources, accounting, analytics, finance, marketing and technology, as well as other general business costs.
(b)    Integration and reorganization costs mainly reflect severance-related expenses and other reorganization-related costs, designed primarily to right-size the Company's employee base, consolidate facilities and improve operations.
(c)    Third-party debt expenses and acquisition costs are included in Other operating expenses on the condensed consolidated statements of operations and comprehensive income (loss).

	Three months ended March 31, 2024
In thousands	Domestic Gannett Media	Newsquest	Digital Marketing Solutions	Corporate and other	Total
Revenues	$495,719	$60,198	$117,045	$1,604	$674,566
Elimination of intersegment revenues	—	—	—	—	(38,805)
Total revenues	495,719	60,198	117,045	1,604	635,761
Payroll	134,798	23,663	25,374	24,813	208,648
Benefits	24,366	1,061	3,277	4,459	33,163
Newsprint and ink	18,573	2,624	—	—	21,197
Distribution	74,483	3,186	—	—	77,669
Outside services	47,702	2,537	2,285	36,545	89,069
Digital costs	45,408	2,396	73,111	524	121,439
Other(a)	105,909	10,568	4,219	(54,904)	65,792
Elimination of intersegment expenses	—	—	—	—	(38,805)
Adjusted EBITDA	44,480	14,163	8,779	(9,833)	57,589
Interest expense					26,565
Gain on early extinguishment of debt					(617)
Non-operating pension income					(3,146)
Depreciation and amortization					38,298
Integration and reorganization costs(b)					17,881
Third-party debt expenses and acquisition costs(c)					178
Asset impairments					45,989
Loss on sale or disposal of assets, net					552
Share-based compensation expense					2,826
Other non-operating expense, net					1,817
Non-recurring items					1,936
Loss before income taxes					(74,690)
Provision for income taxes					10,078
Net loss attributable to Gannett					$(84,768)
(a)Other expenses include corporate allocations of shared costs and Equity loss (income) in unconsolidated investees, net, which are not separately provided to the CODM. Corporate allocations include, but are not limited to legal, human resources, accounting, analytics, finance, marketing and technology, as well as other general business costs.
(b)    Integration and reorganization costs mainly reflect severance-related expenses and other reorganization-related costs, designed primarily to right-size the Company's employee base, consolidate facilities and improve operations.
(c)    Third-party debt expenses and acquisition costs are included in Other operating expenses on the condensed consolidated statements of operations and comprehensive income (loss).

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

NOTE 13 — Other supplemental information

Disposition

On February 28, 2025, the Company completed its sale of the Statesman to Hearst Corporation. As a result of the sale, we recognized a pre-tax gain of approximately $20.8 million, net of selling expenses, which is included in (Gain) loss on sale or disposal of assets, net on the condensed consolidated statement of operations and comprehensive income (loss) for the three months ended March 31, 2025.

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

The following table presents a reconciliation of cash, cash equivalents and restricted cash:

	March 31,
In thousands	2025	2024
Cash and cash equivalents	$85,912	$93,334
Restricted cash included in other current assets	60	397
Restricted cash included in pension and other assets	10,111	9,645
Total cash, cash equivalents and restricted cash	$96,083	$103,376

Supplemental cash flow information

The following table presents supplemental cash flow information, including non-cash investing and financing activities:

	Three months ended March 31,
In thousands	2025	2024
Cash paid for taxes, net of refunds	$72	$1,777
Cash paid for interest	7,946	9,577
Non-cash investing and financing activities:
Accrued capital expenditures	$34,611	$14,073

Accounts payable and accrued liabilities

A breakout of Accounts payable and accrued liabilities is presented below:

In thousands	March 31, 2025	December 31, 2024
Accounts payable	$153,746	$154,162
Compensation	56,602	81,738
Taxes (primarily property, sales, and payroll taxes)	11,208	9,135
Benefits	19,496	19,765
Interest	20,073	3,972
Other	48,676	49,612
Accounts payable and accrued liabilities	$309,801	$318,384

NOTE 14 — Subsequent events

Debt repurchase

In April 2025, the Company received a waiver from certain lenders of our 2029 Term Loan Facility, and entered into a privately negotiated agreement with a holder of our 2027 Notes to repurchase $14.0 million of principal of our outstanding 2027 Notes at 105% of par value for $15.0 million in cash, including accrued interest. This transaction was financed using proceeds from the Company's 2029 Delayed Draw Facility. As a result of this transaction, the Company expects to recognize an immaterial loss on the early extinguishment of debt in the second quarter of 2025.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations and quantitative and qualitative disclosures should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission on February 20, 2025. Management's Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements that reflect our plans, estimates, and beliefs, all of which are based on our current expectations and could be affected by certain uncertainties, risks, and other factors described under Cautionary Note Regarding Forward-Looking Statements, Risk Factors, and elsewhere throughout this Quarterly Report on Form 10-Q, as well as the factors described in our Annual Report on Form 10-K for the year ended December 31, 2024, and subsequent periodic reports filed with the Securities and Exchange Commission, particularly under "Risk Factors." Our actual results could differ materially from those discussed in the forward-looking statements.

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
•Our revenues and results of operations continue to be influenced by general macroeconomic conditions, including, but not limited to, trade policy, inflation, interest rates, housing demand, employment levels, and consumer confidence. We believe that these factors are contributing to uncertainty, which is resulting in lower levels of advertising performance and reduced spending.
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

Recent Developments

Debt repurchase

In April 2025, we received a waiver from certain lenders of our $900.0 million five-year first lien term loan facility (the "2029 Term Loan Facility"), and entered into a privately negotiated agreement with a holder of our 6.000% Senior Secured Convertible Notes due 2027 (the "2027 Notes") to repurchase $14.0 million of principal of our outstanding 2027 Notes at 105% of par value for $15.0 million in cash, including accrued interest. This transaction was financed using proceeds from a delayed draw term loan facility as part of our 2029 Term Loan Facility. As a result of this transaction, we expect to recognize an immaterial loss on the early extinguishment of debt in the second quarter of 2025.

Sale of the Statesman

On February 28, 2025, we completed our sale of the Austin American-Statesman (the "Statesman") to Hearst Corporation. As a result of the sale, we recognized a pre-tax gain of approximately $20.8 million, net of selling expenses, which is included in (Gain) loss on sale or disposal of assets, net on the condensed consolidated statement of operations and comprehensive income (loss) for the three months ended March 31, 2025.

Certain Matters Affecting Comparability

The following items affect period-over-period comparisons and will continue to affect period-over-period comparisons for future results:

Asset impairments

For the three months ended March 31, 2025, we recorded an impairment charge of approximately $1.9 million, primarily related to our continued plan to divest non-strategic assets.

For the three months ended March 31, 2024, we recorded an impairment charge of approximately $46.0 million related to the McLean, Virginia operating lease right-of-use asset and the associated leasehold improvements.

(Gain) loss on sale or disposal of assets, net

For the three months ended March 31, 2025, we recognized a net gain on the sale of assets of $20.7 million, primarily related to a gain of $20.8 million recognized related to the sale of the Statesman at the Domestic Gannett Media segment as part of our continued plan to monetize non-strategic assets.

For the three months ended March 31, 2024, we recognized a net loss on the sale of assets of $0.6 million, primarily related to a net loss of $0.9 million at the Domestic Gannett Media segment, partially offset by a net gain of $0.4 million at the Newsquest segment, as part of our continued plan to monetize non-strategic assets.
Integration and reorganization costs

For the three months ended March 31, 2025, we incurred Integration and reorganization costs of $9.5 million. Of the total costs incurred, $6.2 million were related to severance activities and $3.3 million were related to other reorganization-related costs. Other reorganization-related costs included $5.1 million, primarily due to costs related to the departure of the Company's former Chief Financial Officer of $2.1 million, as well as costs associated with improving operations and consolidating facilities, partially offset by the reversal of a withdrawal liability related to a multiemployer pension plan of $1.8 million based on the settlement of the withdrawal liability.

For the three months ended March 31, 2024, we incurred Integration and reorganization costs of $17.9 million. Of the total costs incurred, $5.3 million were related to severance activities and $12.6 million were related to other reorganization-related costs, including $9.7 million expensed as of the cease-use date related to certain licensed content as well as costs for consolidating operations, mainly related to systems implementation.

Foreign currency

Our U.K. media operations are conducted through our Newsquest subsidiary. In addition, we have foreign operations in regions such as Canada, Australia, New Zealand and India. Earnings from operations in foreign regions are translated into U.S. dollars at average exchange rates prevailing during the period, and assets and liabilities are translated at exchange rates in effect at the balance sheet date. Currency translation fluctuations may impact revenue, expense, and operating income results for our international operations. For example, our international revenues are favorably impacted as the U.S. dollar weakens relative to other foreign currencies, and unfavorably impacted as the U.S. dollar strengthens relative to other foreign currencies. During the three months ended March 31, 2025, foreign currency exchange rate fluctuations had an immaterial negative impact on our revenues and profitability.

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

Our strategy aims to allow us to more fully monetize the numerous visitors to our digital platforms, approximately 195 million unique monthly visitors during the first quarter of 2025 (as measured by © 2024 Comscore, Media Metrix (March 2025), Desktop + Mobile and Adobe Analytics), capitalizing on every interaction. Each interaction is an opportunity to present a digital advertising offering, a digital-only subscription, an e-commerce opportunity, or to reach consumers more broadly who access our content via our paid syndication partners. By optimizing our interactions with readers, we aim to fully leverage our digital portfolio of products and maximize the overall revenue opportunity while providing each consumer with a meaningful experience.

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

We are exposed to potential increases in interest rates associated with our 2029 Term Loan Facility, which as of March 31, 2025, accounted for approximately 75% of our outstanding debt, as well as fluctuations in foreign currency exchange rates, primarily related to our operations in the U.K. We expect continued uncertainty and volatility in the U.S. and global economies which will continue to impact our business.

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

Environmental, Social and Governance ("ESG") Initiatives

As a leading media organization, our longstanding corporate social responsibility position is driven by our deep commitment to our communities. We are dedicated to ensuring that we have mindful and ethical business practices that positively impact our world. In 2024, we successfully completed climate disclosure project questionnaires for climate change and forests and strive to minimize our environmental impact through responsible business practices for sourcing, consumption, and waste.

We are committed to ensuring our coverage is widely available, actively promoted across our media sites and marketed to our millions of registered users. In January 2025, we published our network-wide 2024 Journalism Impact Report, which highlighted what we believe are the most influential articles we produced in 2024 and covers topics such as public health and safety, political accountability, and education and youth. We are committed to the ongoing publishing of an annual network-wide Journalism Impact Report, which surfaces the top stories we produced that led to action.

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

RESULTS OF OPERATIONS

Consolidated Summary

A summary of our consolidated results is presented below:

	Three months ended March 31,
In thousands, except per share amounts			Change
	2025	2024	$	%
Revenues:
Digital advertising	$83,371	$84,466	$(1,095)	(1)%
Digital marketing services(a)	108,804	116,414	(7,610)	(7)%
Digital-only subscription	43,259	43,479	(220)	(1)%
Digital other	14,960	23,140	(8,180)	(35)%
Digital	250,394	267,499	(17,105)	(6)%

Print advertising	122,628	134,676	(12,048)	(9)%
Print circulation	149,050	173,323	(24,273)	(14)%
Commercial and other(b)	49,501	60,263	(10,762)	(18)%
Print and commercial	321,179	368,262	(47,083)	(13)%

Total revenues	571,573	635,761	(64,188)	(10)%

Total operating expenses(a)	561,795	685,647	(123,852)	(18)%
Operating income (loss)	9,778	(49,886)	59,664	***
Non-operating expenses	23,925	24,804	(879)	(4)%
Loss before income taxes	(14,147)	(74,690)	60,543	(81)%
(Benefit) provision for income taxes	(6,814)	10,078	(16,892)	***
Net loss attributable to Gannett	$(7,333)	$(84,768)	$77,435	(91)%

Loss per share attributable to Gannett - basic	$(0.05)	$(0.60)	$0.55	(92)%
Loss per share attributable to Gannett - diluted	$(0.05)	$(0.60)	$0.55	(92)%
*** Indicates an absolute value percentage change greater than 100.
(a)    Amounts are net of intersegment eliminations of $34.5 million and $38.8 million for the three months ended March 31, 2025 and 2024, respectively, which represent digital marketing services revenues and expenses associated with products sold by sales teams in our Domestic Gannett Media and Newsquest segments but fulfilled by our DMS segment. When discussing segment results, these revenues and expenses are presented gross but are eliminated in consolidation.
(b)    For the three months ended March 31, 2025 and 2024, included Commercial printing and delivery revenues of $32.2 million and $43.1 million, respectively.

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

Non-operating expenses (income)

Interest expense: For the three months ended March 31, 2025, Interest expense was $26.1 million compared to $26.6 million for the three months ended March 31, 2024. The decrease for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, was mainly driven by a lower debt balance.

Loss (gain) on early extinguishment of debt: For the three months ended March 31, 2025, we recognized a net loss on the early extinguishment of debt of $1.3 million related to prepayments made on our 2029 Term Loan Facility, and for the three months ended March 31, 2024, we recognized a net gain of $0.6 million, related to repurchases of our previous $400 million aggregate principal amount of 6.00% first lien notes due November 1, 2026 (the "2026 Senior Notes") and prepayments made on our previous five-year senior secured term loan facility in an original aggregate principal amount of $516.0 million (the "Senior Secured Term Loan").

Non-operating pension income: For the three months ended March 31, 2025, Non-operating pension income was $1.9 million compared to $3.1 million for the three months ended March 31, 2024. The decrease in Non-operating pension income for the three months ended March 31, 2025, compared to the same period in 2024, was primarily due to lower expected return on assets and actuarial losses.

(Benefit) provision for income taxes

The following table outlines our pre-tax net loss before income taxes and income tax accounts:

	Three months ended March 31,
In thousands	2025	2024
Loss before income taxes	$(14,147)	$(74,690)
(Benefit) provision for income taxes	(6,814)	10,078
Effective tax rate	48.2%	(13.5)%

The (benefit) provision for income taxes is calculated by applying the projected annual effective tax rate for the year to the current period income or loss before tax plus the tax effect of any significant or unusual items (discrete events), and changes in tax laws.

The benefit for income taxes for the three months ended March 31, 2025, was primarily driven by the pre-tax book loss and the release of valuation allowances on capital loss carryforwards associated with the sale of the Statesman. These benefits were partially offset by the global intangible low-taxed income inclusion and an increase in valuation allowances on non-deductible U.S. interest expense carryforwards. The benefit was calculated using an estimated annual effective tax rate of 53.0%. The estimated annual effective tax rate before discrete items is principally impacted by the projected full year pre-tax book income, the global intangible low-taxed income inclusion and the increase in valuation allowances on non-deductible U.S. interest expense carryforwards, partially offset by the release of valuation allowances on capital loss carryforwards associated with the sale of the Statesman. The estimated annual effective tax rate is based on the projected tax expense for the full year.

The provision for income taxes for the three months ended March 31, 2024, was mainly driven by the pre-tax book loss, the increase in valuation allowances on non-deductible U.S. interest expense carryforwards, the global intangible low-taxed income inclusion and state tax expense. The provision was calculated using the estimated annual effective tax rate of negative 11.1%.

Net loss attributable to Gannett and diluted loss per share attributable to Gannett

For the three months ended March 31, 2025, Net loss attributable to Gannett and diluted loss per share attributable to Gannett were $7.3 million and $0.05, respectively, compared to Net loss attributable to Gannett and diluted loss per share attributable to Gannett of $84.8 million and $0.60, respectively, for the three months ended March 31, 2024. The change for the three months ended March 31, 2025, compared to the same period in the prior year reflects the various items discussed above.

Segment Results

Domestic Gannett Media segment

A summary of our Domestic Gannett Media segment results is presented below:

	Three months ended March 31,
			Change
In thousands	2025	2024	$	%
Revenues:
Digital	$156,051	$167,735	$(11,684)	(7)%
Print and commercial	284,019	327,984	(43,965)	(13)%
Total revenues	440,070	495,719	(55,649)	(11)%
Operating expenses:
Operating costs	278,293	320,862	(42,569)	(13)%
Selling, general and administrative expenses	129,082	130,244	(1,162)	(1)%
Depreciation and amortization	27,307	24,877	2,430	10%
Integration and reorganization costs	3,321	14,889	(11,568)	(78)%
Asset impairments	885	—	885	***
(Gain) loss on sale or disposal of assets, net	(20,680)	904	(21,584)	***
Other operating income	(38)	(52)	14	(27)%
Total operating expenses	418,170	491,724	(73,554)	(15)%
Operating income	$21,900	$3,995	$17,905	***
*** Indicates an absolute value percentage change greater than 100.

Revenues

The following table provides the breakout of Revenues by category:

	Three months ended March 31,
			Change
In thousands	2025	2024	$	%
Digital advertising	$71,454	$70,941	$513	1%
Digital marketing services	32,758	36,086	(3,328)	(9)%
Digital-only subscription	41,266	41,911	(645)	(2)%
Digital other	10,573	18,797	(8,224)	(44)%
Digital	156,051	167,735	(11,684)	(7)%

Print advertising	105,175	115,619	(10,444)	(9)%
Print circulation	133,204	156,246	(23,042)	(15)%
Commercial and other(a)	45,640	56,119	(10,479)	(19)%
Print and commercial	284,019	327,984	(43,965)	(13)%

Total revenues	$440,070	$495,719	$(55,649)	(11)%
(a) For the three months ended March 31, 2025 and 2024, included Commercial printing and delivery revenues of $29.8 million and $40.5 million, respectively.

For the three months ended March 31, 2025, Digital marketing services revenues decreased compared to the three months ended March 31, 2024, primarily due to a decrease in client count as well as the absence of revenues in 2025 of $0.9 million associated with a business divested.

For the three months ended March 31, 2025, Digital other revenues decreased compared to the three months ended March 31, 2024, primarily due to a decrease in affiliate and partnership revenues, mainly due to the reversal of revenues, as well as the absence of revenues in 2025 of $5.2 million associated with businesses divested, partially offset by an increase in syndication revenues.

For the three months ended March 31, 2025, Print advertising revenues decreased compared to the three months ended March 31, 2024, primarily due to lower spend on classified advertisements, mainly associated with obituary, legal, and employment notifications, and a decrease in local print display advertisements and advertiser inserts, mainly due to a reduction in spend from customers driven by macroeconomic factors, partially offset by an increase in national print display advertisements. In addition, the decrease in Print advertising revenues for the three months ended March 31, 2025 reflected the absence of revenues in 2025 of $1.2 million associated with businesses divested.

For the three months ended March 31, 2025, Print circulation revenues decreased compared to the three months ended March 31, 2024, primarily due to a decline in home delivery, and to a lesser extent single copy revenues as a result of a reduction in the volume of subscribers, partially offset by an increase in rates. In addition, the decrease in Print circulation revenues for the three months ended March 31, 2025 reflected the absence of revenues in 2025 of $1.1 million associated with businesses divested.

For the three months ended March 31, 2025, Commercial and other revenues decreased compared to the three months ended March 31, 2024, primarily due to a decrease in commercial print and delivery revenues, mainly driven by the decline in production volume. In addition, the decrease in Commercial and other revenues for the three months ended March 31, 2025 reflected the absence of revenues in 2025 of $6.8 million associated with businesses divested, of which $4.7 million related to commercial print and delivery revenues.

Operating expenses

The following table provides the breakout of Operating costs for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
			Change
In thousands	2025	2024	$	%
Newsprint and ink	$14,413	$18,573	$(4,160)	(22)%
Distribution	64,505	74,483	(9,978)	(13)%
Compensation and benefits	88,773	96,501	(7,728)	(8)%
Outside services	70,189	80,965	(10,776)	(13)%
Other	40,413	50,340	(9,927)	(20)%
Total operating costs	$278,293	$320,862	$(42,569)	(13)%
For the three months ended March 31, 2025, Newsprint and ink costs decreased compared to the three months ended March 31, 2024, primarily due to lower volume due to the decline in revenues, as well as lower costs related to the absence of revenues in 2025 associated with businesses divested.

For the three months ended March 31, 2025, Distribution costs decreased compared to the three months ended March 31, 2024, primarily due to a decrease of approximately $10.1 million associated with lower home delivery and single copy revenues, and the conversion to mail and route optimization in multiple markets.

For the three months ended March 31, 2025, Compensation and benefits costs decreased compared to the three months ended March 31, 2024, primarily due to a decrease in headcount tied to ongoing cost control initiatives, including the impact of businesses divested of $3.4 million, facility closures and the conversion to mail delivery in multiple markets.

For the three months ended March 31, 2025, Outside services costs, which includes professional services fulfilled by third parties, media fees and other digital costs, and paid search and ad serving services, decreased compared to the three months ended March 31, 2024, primarily due to a decrease in news and editorial expenses of $5.1 million, mainly due to the cease-use of certain licensed content and the impact of businesses divested, a decrease in third-party media fees of approximately $3.2 million, a decrease in outside printing costs of $1.1 million, and a decrease in event related expenses of approximately $0.8 million, mainly due to the impact of businesses divested.

For the three months ended March 31, 2025, Other costs decreased compared to the three months ended March 31, 2024, primarily due to lower facility related expenses of approximately $4.7 million, mainly associated with facility closures, as well as lower miscellaneous expenses of approximately $2.8 million, mainly related to lower content costs, and lower promotion costs of approximately $2.4 million.

The following table provides the breakout of Selling, general and administrative expenses for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
			Change
In thousands	2025	2024	$	%
Compensation and benefits	$61,116	$62,663	$(1,547)	(2)%
Outside services and other	67,966	67,581	385	1%
Total selling, general and administrative expenses	$129,082	$130,244	$(1,162)	(1)%

For the three months ended March 31, 2025, Compensation and benefits costs decreased compared to the three months ended March 31, 2024, primarily due to a decline in payroll expenses of $2.9 million, driven by lower commissions related to revenue and decrease in headcount tied to ongoing cost control initiatives, including the impact of businesses divested, partially offset by higher employee benefit costs.

For the three months ended March 31, 2025, Outside services and other costs, which include services fulfilled by third parties, increased compared to the three months ended March 31, 2024, primarily due to higher miscellaneous expenses of approximately $0.4 million, including higher professional services fees, partially offset by lower technology and promotion costs.

For the three months ended March 31, 2025, Depreciation and amortization expense increased compared to the three months ended March 31, 2024, primarily due to an increase in accelerated depreciation mainly driven by facility closures, partially offset by a decrease in amortization, mainly due to the absence of intangible assets associated with businesses divested.

For the three months ended March 31, 2025, Integration and reorganization costs decreased compared to the three months ended March 31, 2024, due to a decrease in other reorganization-related costs of $11.6 million, mainly due to the absence of $9.7 million which was expensed as of the cease-use date in the first quarter of 2024 related to certain licensed content, and to a lesser extent the reversal of a withdrawal liability related to a multiemployer pension plan of $1.8 million based on the settlement of the withdrawal liability.

For the three months ended March 31, 2025, we recognized a net gain on the sale of assets of $20.7 million, primarily related to a gain of $20.8 million recognized related to the sale of the Statesman. For the three months ended March 31, 2024, we recognized a net loss on the sale of assets of $0.9 million, primarily related to sales of production facilities as part of our plan to monetize non-strategic assets.

Domestic Gannett Media segment Adjusted EBITDA

	Three months ended March 31,
			Change
In thousands	2025	2024	$	%
Net income attributable to Gannett	$22,659	$5,463	$17,196	***
Non-operating pension income	(438)	(1,306)	868	(66)%
Depreciation and amortization	27,307	24,877	2,430	10%
Integration and reorganization costs	3,321	14,889	(11,568)	(78)%
Asset impairments	885	—	885	***
(Gain) loss on sale or disposal of assets, net	(20,680)	904	(21,584)	***
Other non-operating income, net	(126)	(347)	221	(64)%
Non-recurring items	237	—	237	***
Adjusted EBITDA (non-GAAP basis)(a)	$33,165	$44,480	$(11,315)	(25)%
Net income attributable to Gannett margin	5.1%	1.1%
Adjusted EBITDA margin (non-GAAP basis)(a)(b)	7.5%	9.0%
*** Indicates an absolute value percentage change greater than 100.
(a)See "Non-GAAP Financial Measures" below for additional information about non-GAAP measures.
(b)We define Adjusted EBITDA margin as Adjusted EBITDA divided by total Revenues.

For the three months ended March 31, 2025, the decrease in Domestic Gannett Media segment Adjusted EBITDA compared to the three months ended March 31, 2024, was primarily attributable to the changes discussed above.

Newsquest segment

A summary of our Newsquest segment results is presented below:

	Three months ended March 31,
			Change
In thousands	2025	2024	$	%
Revenues:
Digital	$18,688	$19,920	$(1,232)	(6)%
Print and commercial	37,160	40,278	(3,118)	(8)%
Total revenues	55,848	60,198	(4,350)	(7)%
Operating expenses:
Operating costs	27,780	30,526	(2,746)	(9)%
Selling, general and administrative expenses	14,236	15,596	(1,360)	(9)%
Depreciation and amortization	2,070	2,035	35	2%
Integration and reorganization costs	106	169	(63)	(37)%
Gain on sale or disposal of assets, net	—	(445)	445	(100)%
Other operating income	(102)	(87)	(15)	17%
Total operating expenses	44,090	47,794	(3,704)	(8)%
Operating income	$11,758	$12,404	$(646)	(5)%

Revenues

The following table provides the breakout of Revenues by category:

	Three months ended March 31,
			Change
In thousands	2025	2024	$	%
Digital advertising	$11,917	$13,525	$(1,608)	(12)%
Digital marketing services	1,870	2,088	(218)	(10)%
Digital-only subscription	1,993	1,568	425	27%
Digital other	2,908	2,739	169	6%
Digital	18,688	19,920	(1,232)	(6)%

Print advertising	17,453	19,057	(1,604)	(8)%
Print circulation	15,846	17,077	(1,231)	(7)%
Commercial and other(a)	3,861	4,144	(283)	(7)%
Print and commercial	37,160	40,278	(3,118)	(8)%

Total revenues	$55,848	$60,198	$(4,350)	(7)%
(a)     For the three months ended March 31, 2025 and 2024, included Commercial printing revenues of $2.4 million and $2.5 million, respectively.

For the three months ended March 31, 2025, Digital advertising revenues decreased compared to the three months ended March 31, 2024, primarily due to a decrease in national and local display revenues as well as lower spend on employment notifications.

For the three months ended March 31, 2025, Digital-only subscription revenues increased compared to the three months ended March 31, 2024, primarily driven by an increase in digital-only paid subscriptions. Refer to "Key Performance Indicators" below for further discussion of digital-only paid subscriptions.

For the three months ended March 31, 2025, Print advertising revenues decreased compared to the three months ended March 31, 2024, primarily due to a decrease in national and local print display advertisements, as well as lower spend on classified advertisements.

For the three months ended March 31, 2025, Print circulation revenues decreased compared to the three months ended March 31, 2024, primarily due to a decline in the volume of subscribers, partially offset by an increase in rates.

Operating expenses

The following table provides the breakout of Operating costs for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
			Change
In thousands	2025	2024	$	%
Newsprint and ink	$2,303	$2,624	$(321)	(12)%
Distribution	3,010	3,186	(176)	(6)%
Compensation and benefits	13,129	12,979	150	1%
Outside services	3,369	3,848	(479)	(12)%
Other	5,969	7,889	(1,920)	(24)%
Total operating costs	$27,780	$30,526	$(2,746)	(9)%
For the three months ended March 31, 2025, Newsprint and ink costs decreased compared to the three months ended March 31, 2024, primarily due to lower volume associated with the decline in print circulation revenues.

For the three months ended March 31, 2025, Outside services costs, which includes professional services fulfilled by third parties, media fees and other digital costs, and paid search and ad serving services, decreased compared to the three months ended March 31, 2024, primarily due to lower third-party media fees associated with the decline in revenues.

For the three months ended March 31, 2025, Other costs decreased compared to the three months ended March 31, 2024, primarily associated with the decrease in both digital advertising and print advertising revenues.

The following table provides the breakout of Selling, general and administrative expenses for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
			Change
In thousands	2025	2024	$	%
Compensation and benefits	$11,371	$11,745	$(374)	(3)%
Outside services and other	2,865	3,851	(986)	(26)%
Total selling, general and administrative expenses	$14,236	$15,596	$(1,360)	(9)%
For the three months ended March 31, 2025, Compensation and benefits costs decreased compared to the three months ended March 31, 2024, primarily due to lower payroll expense.

For the three months ended March 31, 2025, Outside services and other costs decreased compared to the three months ended March 31, 2024, mainly due to lower various miscellaneous expenses.

Newsquest segment Adjusted EBITDA

	Three months ended March 31,
			Change
In thousands	2025	2024	$	%
Net income attributable to Gannett	$13,455	$14,544	$(1,089)	(7)%
Non-operating pension income	(1,476)	(1,840)	364	(20)%
Depreciation and amortization	2,070	2,035	35	2%
Integration and reorganization costs	106	169	(63)	(37)%
Gain on sale or disposal of assets, net	—	(445)	445	(100)%
Other non-operating income, net	(221)	(300)	79	(26)%
Adjusted EBITDA (non-GAAP basis)(a)	$13,934	$14,163	$(229)	(2)%
Net income attributable to Gannett margin	24.1%	24.2%
Adjusted EBITDA margin (non-GAAP basis)(a)(b)	24.9%	23.5%
(a)See "Non-GAAP Financial Measures" below for additional information about non-GAAP measures.
(b)We define Adjusted EBITDA margin as Adjusted EBITDA divided by total Revenues.

For the three months ended March 31, 2025, the decrease in Newsquest segment Adjusted EBITDA compared to the three months ended March 31, 2024, was primarily attributable to the changes discussed above.

Digital Marketing Solutions segment

A summary of our DMS segment results is presented below:

	Three months ended March 31,
			Change
In thousands	2025	2024	$	%
Revenues:
Digital(a)	$108,709	$117,045	$(8,336)	(7)%
Total revenues	108,709	117,045	(8,336)	(7)%
Operating expenses:
Operating costs	78,501	84,931	(6,430)	(8)%
Selling, general and administrative expenses	21,739	23,965	(2,226)	(9)%
Depreciation and amortization	5,237	5,880	(643)	(11)%
Integration and reorganization costs	1,109	25	1,084	***
Asset impairments	1,009	—	1,009	***
Loss on sale or disposal of assets, net	—	89	(89)	(100)%
Total operating expenses	107,595	114,890	(7,295)	(6)%
Operating income	$1,114	$2,155	$(1,041)	(48)%
*** Indicates an absolute value percentage change greater than 100.
(a)Digital revenues are solely generated by digital marketing services revenues.

Revenues

For the three months ended March 31, 2025, Digital revenues decreased compared to the three months ended March 31, 2024, primarily due to a decline in the core direct business, mainly driven by a decline in customer count. Core platform average revenue per user remained essentially flat for the three months ended March 31, 2025. Refer to "Key Performance Indicators" below for further discussion of Core platform ARPU.

Operating expenses

The following table provides the breakout of Operating costs for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
			Change
In thousands	2025	2024	$	%
Outside services	$67,981	$74,099	$(6,118)	(8)%
Compensation and benefits	8,980	9,006	(26)	—%
Other	1,540	1,826	(286)	(16)%
Total operating costs	$78,501	$84,931	$(6,430)	(8)%
For the three months ended March 31, 2025, Outside services costs decreased compared to the three months ended March 31, 2024, due to a decrease in expenses associated with third-party media fees driven by a corresponding decrease in revenues.

For the three months ended March 31, 2025, Other costs decreased compared to the three months ended March 31, 2024, primarily due to a reduction in lease expense mainly associated with facility consolidations.

The following table provides the breakout of Selling, general and administrative expenses for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
			Change
In thousands	2025	2024	$	%
Compensation and benefits	$19,743	$19,645	$98	—%
Outside services and other	1,996	4,320	(2,324)	(54)%
Total selling, general and administrative expenses	$21,739	$23,965	$(2,226)	(9)%

For the three months ended March 31, 2025, Outside services and other costs decreased compared to the three months ended March 31, 2024, due to lower costs associated with promotion, legal, and professional services.

For the three months ended March 31, 2025, Integration and reorganization costs increased compared to the three months ended March 31, 2024, primarily due to an increase in severance costs of $1.1 million.

For the three months ended March 31, 2025, we recorded an impairment charge of approximately $1.0 million primarily related to our continued plan to divest non-strategic assets.

DMS segment Adjusted EBITDA

	Three months ended March 31,
			Change
In thousands	2025	2024	$	%
Net income attributable to Gannett	$1,624	$609	$1,015	***
Depreciation and amortization	5,237	5,880	(643)	(11)%
Integration and reorganization costs	1,109	25	1,084	***
Asset impairments	1,009	—	1,009	***
Loss on sale or disposal of assets, net	—	89	(89)	(100)%
Other non-operating (income) expense, net	(510)	1,546	(2,056)	***
Non-recurring items	—	630	(630)	(100)%
Adjusted EBITDA (non-GAAP basis)(a)	$8,469	$8,779	$(310)	(4)%
Net income attributable to Gannett margin	1.5%	0.5%
Adjusted EBITDA margin (non-GAAP basis)(a)(b)	7.8%	7.5%
*** Indicates an absolute value percentage change greater than 100.
(a)See "Non-GAAP Financial Measures" below for additional information about non-GAAP measures.
(b)We define Adjusted EBITDA margin as Adjusted EBITDA divided by total Revenues.

For the three months ended March 31, 2025, the decrease in DMS segment Adjusted EBITDA compared to the three months ended March 31, 2024, was primarily attributable to the changes discussed above. In addition, the change in Other non-operating (income) expense, net for the three months ended March 31, 2025, compared to the same period in the prior year was mainly due to a favorable foreign currency impact.

Corporate and other category

For the three months ended March 31, 2025, Corporate and other revenues were $1.5 million compared to $1.6 million for the three months ended March 31, 2024.

The following table provides the breakout of Corporate and other operating expenses for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
			Change
In thousands	2025	2024	$	%
Operating expenses:
Operating costs	$6,581	$4,885	$1,696	35%
Selling, general and administrative expenses	6,586	10,684	(4,098)	(38)%
Depreciation and amortization	8,020	5,506	2,514	46%
Integration and reorganization costs	4,962	2,798	2,164	77%
Asset impairments	—	45,989	(45,989)	(100)%
Loss on sale or disposal of assets, net	—	4	(4)	(100)%
Other operating expenses	324	178	146	82%
Total operating expenses	$26,473	$70,044	$(43,571)	(62)%

For the three months ended March 31, 2025, Corporate and other operating expenses decreased compared to the same period in the prior year, primarily driven by the absence of the impairment charge of approximately $46.0 million related to the write-off of the McLean, Virginia operating lease right-of-use asset and the associated leasehold improvements in the first quarter of 2024 as well as a decrease in Selling, general and administrative expenses, mainly driven by lower costs related to technology, facilities and professional services, partially offset by higher legal fees. The decrease in operating expenses for the three months ended March 31, 2025 was partially offset by an increase in Depreciation and amortization expense, mainly driven by software licenses, an increase in Integration and reorganization costs, mainly driven by costs related to the departure of the Company's former Chief Financial Officer of $2.1 million, and an increase in Operating costs, mainly driven by lower content allocation costs.

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

Details of our cash flows are included in the table below:

	Three months ended March 31,
In thousands	2025	2024
Cash provided by operating activities	$23,308	$22,451
Cash provided by (used for) investing activities	34,823	(12,426)
Cash used for financing activities	(78,354)	(18,245)
Effect of currency exchange rate change on cash	125	984
Decrease in cash, cash equivalents and restricted cash	$(20,098)	$(7,236)

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

Cash flows provided by operating activities were $23.3 million for the three months ended March 31, 2025, compared to $22.5 million for the three months ended March 31, 2024. The increase in cash flows provided by operating activities was primarily due to decreases in contributions to our pension and other postretirement benefit plans, cash paid for taxes, and cash paid for interest and severance payments, partially offset by lower cash receipts related to deferred revenues.

Cash flows provided by (used for) investing activities: Cash flows provided by investing activities were $34.8 million for the three months ended March 31, 2025, compared to cash used for investing activities of $12.4 million for the three months ended March 31, 2024. The change in cash flows provided by (used for) investing activities was primarily due to the increase in proceeds from the sale of real estate and other non-strategic assets of $47.8 million, partially offset by an increase in purchases of property, plant and equipment of $0.5 million.

Cash flows used for financing activities: Cash flows used for financing activities were $78.4 million for the three months ended March 31, 2025, compared to $18.2 million for the three months ended March 31, 2024. The increase in cash flows used for financing activities was primarily due to the increase in repayments of long-term debt of $59.2 million and an $0.8 million increase in payments of deferred financing costs.

Debt

As of March 31, 2025, the carrying value of our outstanding debt totaled $1.008 billion, which consisted of $757.9 million related to the 2029 Term Loan Facility, $216.2 million related to the 2031 Notes (defined below), and $34.1 million related to the 2027 Notes.

The 2029 Term Loan Facility bears interest at an annual rate equal, at the Borrower's option, to either (i) an alternate base rate (which shall not be less than 2.50% per annum) plus a margin equal to 4.00% per annum or (ii) Adjusted Term SOFR (which shall not be less than 1.50%) plus a margin equal to 5.00% per annum. The 2029 Term Loan Facility will mature on October 15, 2029 and will be freely prepayable without penalty.

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

For the three months ended March 31, 2025, the Company prepaid $74.5 million, including quarterly amortization payments, which were classified as financing activities in the Consolidated statements of cash flows.

Interest on the 2027 Notes and our 6.000% Senior Secured Convertible Notes due 2031 (the "2031 Notes") is payable semi-annually in arrears, and the 2027 Notes and 2031 Notes mature on December 1, 2027, and December 1, 2031, respectively, unless earlier repurchased or converted. The 2027 Notes and 2031 Notes may be converted at any time by the Holders into cash, shares of the Company's common stock, par value $0.01 per share (the "Common Stock") or any combination of cash and Common Stock, at the Company's election. The initial conversion rate for both the 2027 Notes and the 2031 Notes is 200 shares of Common Stock per $1,000 principal amount of the 2027 Notes, which is equal to a conversion price of $5.00 per share of Common Stock (the "Conversion Price"). For the three months ended March 31, 2025, no shares of Common Stock were issued upon conversion, exercise, or satisfaction of the required conditions of the 2027 Notes or the 2031 Notes.

Our 2029 Term Loan Facility, 2031 Notes and 2027 Notes all contain usual and customary covenants and events of default. As of March 31, 2025, we were in compliance with all such covenants and obligations.

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

During the three months ended March 31, 2025, we did not repurchase any shares of Common Stock under the Stock Repurchase Program. As of March 31, 2025, the remaining authorized amount under the Stock Repurchase Program was approximately $96.9 million. We do not currently anticipate repurchasing any shares of Common Stock pursuant to the Stock Repurchase Program in the second quarter of 2025.

We expect our capital expenditures during the year ended December 31, 2025 to total approximately $45 million. These capital expenditures are anticipated to be primarily comprised of projects related to digital product development, costs associated with our print and technology systems, and system upgrades.

Our leverage may adversely affect our business and financial performance and restricts our operating flexibility. The level of our indebtedness and our ongoing cash flow requirements may expose us to a risk that a substantial decrease in operating cash flows due to, among other things, continued or additional adverse economic conditions or adverse developments in our business, could make it difficult for us to meet the financial and operating covenants contained in our 2029 Term Loan Facility, the 2031 Notes, and the 2027 Notes. In addition, our leverage may limit cash flow available for general corporate purposes such as capital expenditures as well as share repurchases and acquisitions and our flexibility to react to competitive, technological, and other changes in our industry and economic conditions generally. We continue to closely monitor economic factors, including, but not limited to, the current inflationary market, changing interest rates, and trade policies, and we expect to continue to take the steps necessary to appropriately manage liquidity.

CRITICAL ACCOUNTING ESTIMATES

See our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for a discussion of our critical accounting policies and use of estimates. There have been no material changes to our critical accounting policies and use of estimates discussed in such report.

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
The table below shows the reconciliation of Net loss attributable to Gannett to Adjusted EBITDA and Net loss attributable to Gannett margin to Adjusted EBITDA margin:

	Three months ended March 31,
In thousands	2025	2024
Net loss attributable to Gannett	$(7,333)	$(84,768)
(Benefit) provision for income taxes	(6,814)	10,078
Interest expense	26,083	26,565
Loss (gain) on early extinguishment of debt	1,274	(617)
Non-operating pension income	(1,914)	(3,146)
Depreciation and amortization	42,634	38,298
Integration and reorganization costs	9,498	17,881
Third-party debt expenses and acquisition costs	323	178
Asset impairments	1,894	45,989
(Gain) loss on sale or disposal of assets, net	(20,680)	552
Share-based compensation expense	2,879	2,826
Other non-operating (income) expense, net	(1,323)	1,817
Non-recurring items	3,988	1,936
Adjusted EBITDA (non-GAAP basis)	$50,509	$57,589
Net loss attributable to Gannett margin	(1.3)%	(13.3)%
Adjusted EBITDA margin (non-GAAP basis)	8.8%	9.1%
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

The following tables provide information regarding certain KPIs for the Domestic Gannett Media, Newsquest and DMS segments:

	Three months ended March 31,
In thousands, except ARPU	2025	2024	Change	% Change
Domestic Gannett Media
Digital-only ARPU	$7.31	$7.28	$0.03	—%

Newsquest
Digital-only ARPU	$5.76	$6.03	$(0.27)	(4)%

Total Gannett
Digital-only ARPU	$7.22	$7.22	$—	—%

DMS
Core platform revenues	$108,166	$116,050	$(7,884)	(7)%
Core platform ARPU	$2,693	$2,697	$(4)	—%
Core platform average customer count	13.4	14.3	(0.9)	(6)%

	As of March 31,
In thousands	2025	2024	% Change
Digital-only paid subscriptions
Domestic Gannett Media	1,810	1,927	(6)%
Newsquest	121	90	34%
Total Gannett	1,931	2,017	(4)%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes during the quarter ended March 31, 2025, to the information disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risks of our Form 10-K for the fiscal year ended December 31, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding legal proceedings may be found in Note 11 — Commitments, contingencies, and other matters — Legal proceedings of the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors described in Part I, Item 1A, Risk Factors of our Form 10-K for the fiscal year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

The following table provides information regarding shares withheld from our employees to satisfy certain tax obligations in connection with the vesting of restricted stock awards during the three months ended March 31, 2025. The shares of common stock withheld to satisfy tax withholding obligations may be deemed purchases of such shares required to be disclosed pursuant to this Item 2. We did not repurchase any of our equity securities in the open market during the three months ended March 31, 2025.

In thousands, except per share amounts	Total number of shares purchased (a)	Average price paid per share (a)	Total number of shares purchased as part of publicly announced program (b)	Maximum approximate dollar value of shares that may yet be purchased under the Stock Repurchase Program (b)
Period
January 1, 2025 - January 31, 2025	—	$—	—	$—
February 1, 2025 - February 28, 2025	—	$—	—	$—
March 1, 2025 - March 31, 2025	870	$3.15	—	$—
Total	870	$3.15	—	$—
(a)Represents shares of Common Stock withheld pursuant to the 2023 Stock Incentive Plan to cover employee tax-withholding obligations upon vesting of restricted stock awards in the first quarter of 2025. Amounts in the average price paid per share column reflect the weighted average price for shares withheld in satisfaction of these tax-withholding obligations.
(b)In February 2022, the Company's Board of Directors authorized the repurchase of up to $100 million of Common Stock (the "Stock Repurchase Program"). Repurchases may be made from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or by means of one or more tender offers, in each case, as permitted by securities laws and other legal requirements. During the three months ended March 31, 2025, the Company did not repurchase any shares of Common Stock under the Stock Repurchase Program. As of March 31, 2025, the remaining authorized amount under the Stock Repurchase Program was approximately $96.9 million. The Company does not anticipate repurchasing any shares of Common Stock pursuant to the Stock Repurchase Program during the second quarter of 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

This item is not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any "non-Rule 10b5-1 trading arrangement" (as defined by Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Number	Description	Location
10.1	Gannett Co., Inc. Annual Bonus Plan.*	Filed herewith.
10.2	Offer Letter, effective March 18, 2025, between the Company and Trisha Gosser.*	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 18, 2025.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.	Filed herewith.
32.1	Section 1350 Certification of Principal Executive Officer.	Furnished herewith.
32.2	Section 1350 Certification of Principal Financial Officer.	Furnished herewith.
101
The following financial information from Gannett Co., Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income; (iii) Condensed Consolidated Statements of Cash Flow; (iv) Condensed Consolidated Statements of Equity; and (v) Notes to Condensed Consolidated Financial Statements
Attached.
104	Cover Page Interactive Data File (formatted as Inline XBRL and embedded within the Inline XBRL document)	Attached.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 1, 2025	GANNETT CO., INC.

/s/ Trisha Gosser
Trisha Gosser
Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)