Form 10-Q
period 2025-06-30
Gannett Co., Inc.
filed 2025-07-31
CIK 1579684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of July 28, 2025, 146,617,081 shares of the registrant's Common Stock were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Part I, Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our current views regarding, among other things, our future or ongoing growth, results of operations, performance, business prospects and opportunities, stock repurchases, our expectations, in terms of both amount and timing, with respect to debt repayment and our capital structure, our foundation, and our environmental, social and governance goals, and are not statements of historical fact. Words such as "anticipate(s)," "expect(s)," "intend(s)," "plan(s)," "focus(ed)," "goal," "project(ed)," "believe(s)," "will," "would," "could," "can," "may," "seek(s)," "estimate(s)" and similar expressions are intended to identify such forward-looking statements.

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

INDEX TO GANNETT CO., INC.
Q2 2025 FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GANNETT CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share data	June 30, 2025	December 31, 2024
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$88,542	$106,299
Accounts receivable, net of allowance for credit losses of $12,605 and $13,596 as of June 30, 2025 and December 31, 2024, respectively	226,459	239,636
Inventories	15,715	20,910
Prepaid expenses	44,461	40,268
Other current assets	17,663	18,782
Total current assets	392,840	425,895
Property, plant and equipment, net of accumulated depreciation of $376,094 and $337,013 as of June 30, 2025 and December 31, 2024, respectively	215,648	240,980
Operating lease assets	129,276	143,955
Goodwill	519,035	530,028
Intangible assets, net	377,416	430,374
Deferred tax assets	160,621	60,983
Pension and other assets	215,351	207,932
Total assets	$2,010,187	$2,040,147
Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$319,465	$318,384
Deferred revenue	106,946	108,000
Current portion of long-term debt	69,315	74,300
Operating lease liabilities	36,754	39,761
Other current liabilities	8,473	5,157
Total current liabilities	540,953	545,602
Long-term debt	681,352	755,754
Convertible debt	238,219	249,757
Deferred tax liabilities	6,513	4,928
Pension and other postretirement benefit obligations	36,107	37,820
Long-term operating lease liabilities	152,188	167,731
Other long-term liabilities	118,266	125,921
Total noncurrent liabilities	1,232,645	1,341,911
Total liabilities	1,773,598	1,887,513
Commitments and contingent liabilities (See Note 11)
Equity
Preferred stock, $0.01 par value per share, 300,000 shares authorized, none of which were issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value per share, 2,000,000,000 shares authorized; 159,380,560 shares issued and 146,629,832 shares outstanding at June 30, 2025; 158,835,742 shares issued and 147,388,555 shares outstanding at December 31, 2024	1,594	1,588
Treasury stock, at cost, 12,750,728 shares and 11,447,187 shares at June 30, 2025 and December 31, 2024, respectively	(23,607)	(20,540)
Additional paid-in capital	1,284,699	1,281,801
Accumulated deficit	(982,488)	(1,053,546)
Accumulated other comprehensive loss	(43,111)	(56,164)
Total Gannett stockholders' equity	237,087	153,139
Noncontrolling interests	(498)	(505)
Total equity	236,589	152,634
Total liabilities and equity	$2,010,187	$2,040,147
The accompanying notes are an integral part of these condensed consolidated financial statements.

GANNETT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
In thousands, except per share amounts	2025	2024	2025	2024
Digital	$265,435	$278,378	$515,829	$545,877
Print and commercial	319,426	361,462	640,605	729,724
Total revenues	584,861	639,840	1,156,434	1,275,601
Operating costs	359,448	391,474	716,070	793,873
Selling, general and administrative expenses	164,097	177,906	331,613	356,320
Depreciation and amortization	42,644	38,258	85,278	76,556
Integration and reorganization costs	12,318	19,775	21,816	37,656
Asset impairments	181	—	2,075	45,989
(Gain) loss on sale or disposal of assets, net	(1,584)	236	(22,264)	788
Interest expense	24,395	26,270	50,478	52,835
Loss (gain) on early extinguishment of debt	183	87	1,457	(530)
Non-operating pension income	(2,003)	(3,137)	(3,917)	(6,283)
Equity income in unconsolidated investees, net	(839)	(559)	(1,034)	(374)
Other (income) expense, net	(4,905)	2,616	(1,917)	6,547
Loss before income taxes	(9,074)	(13,086)	(23,221)	(87,776)
Benefit for income taxes	(87,472)	(26,803)	(94,286)	(16,725)
Net income (loss)	78,398	13,717	71,065	(71,051)
Net income (loss) attributable to noncontrolling interests	7	(31)	7	(31)
Net income (loss) attributable to Gannett	$78,391	$13,748	$71,058	$(71,020)

Income (loss) per share attributable to Gannett - basic	$0.54	$0.10	$0.49	$(0.50)
Income (loss) per share attributable to Gannett - diluted	$0.42	$0.09	$0.40	$(0.50)

Other comprehensive income (loss):
Foreign currency translation adjustments	$14,548	$(223)	$21,822	$(912)
Pension and other postretirement benefit items:
Net actuarial loss	—	—	—	(538)
Amortization of net actuarial loss	202	232	360	469
Amortization of prior service cost	(124)	(125)	(249)	(250)
Equity method investments	—	—	174	116
Other	(7,646)	(317)	(11,277)	1,010
Total pension and other postretirement benefit items	(7,568)	(210)	(10,992)	807
Other comprehensive income (loss) before tax	6,980	(433)	10,830	(105)
Income tax (benefit) provision related to components of other comprehensive income (loss)	(1,507)	(30)	(2,223)	140
Other comprehensive income (loss), net of tax	8,487	(403)	13,053	(245)
Comprehensive income (loss)	86,885	13,314	84,118	(71,296)
Comprehensive income (loss) attributable to noncontrolling interests	7	(31)	7	(31)
Comprehensive income (loss) attributable to Gannett	$86,878	$13,345	$84,111	$(71,265)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GANNETT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
In thousands	2025	2024
Operating activities
Net income (loss)	$71,065	$(71,051)
Adjustments to reconcile net income (loss) to operating cash flows:
Depreciation and amortization	85,278	76,556
Share-based compensation expense	4,961	6,338
Non-cash interest expense	3,101	10,513
(Gain) loss on sale or disposal of assets, net	(22,264)	788
Loss (gain) on early extinguishment of debt	1,457	(530)
Asset impairments	2,075	45,989
Pension and other postretirement benefit obligations	(6,222)	(15,399)
Equity income in unconsolidated investees, net	(1,034)	(374)
Change in other assets and liabilities, net	(82,554)	4,746
Cash provided by operating activities	55,863	57,576
Investing activities
Purchase of property, plant and equipment	(28,604)	(22,725)
Proceeds from sale of real estate and other assets	50,247	6,073
Proceeds from the sale of investments	6,161	588
Change in other investing activities	—	(202)
Cash provided by (used for) investing activities	27,804	(16,266)
Financing activities
Payments of deferred financing costs	(966)	—
Borrowings of long-term debt	15,000	—
Repayments of long-term debt	(97,879)	(39,575)
Repurchase of convertible debt	(14,647)	—
Treasury stock	(3,064)	(3,103)
Changes in other financing activities	(607)	(846)
Cash used for financing activities	(102,163)	(43,524)
Effect of currency exchange rate change on cash	(1,520)	396
Decrease in cash, cash equivalents and restricted cash	(20,016)	(1,818)
Cash, cash equivalents and restricted cash at beginning of period	116,181	110,612
Cash, cash equivalents and restricted cash at end of period	$96,165	$108,794
The accompanying notes are an integral part of these condensed consolidated financial statements.

GANNETT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three months ended June 30, 2025
	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Treasury stock		Non-controlling interest
In thousands	Shares	Amount				Shares	Amount		Total
Balance at March 31, 2025	159,081	$1,591	$1,284,331	$(51,598)	$(1,060,879)	12,422	$(23,302)	$(505)	$149,638
Net income attributable to Gannett	—	—	—	—	78,391	—	—	7	78,398
Other comprehensive income, net(a)	—	—	—	8,487	—	—	—	—	8,487
Share-based compensation expense	—	—	2,082	—	—	—	—	—	2,082
Equity component - 2027 Notes	—	—	(2,043)	—	—	—	—	—	(2,043)
Issuance of common stock	300	3	43	—	—	—	—	—	46
Treasury stock	—	—	—	—	—	95	(303)	—	(303)
Restricted share forfeiture	—	—	—	—	—	234	(2)	—	(2)
Other activity	—	—	286	—	—	—	—	—	286
Balance at June 30, 2025	159,381	$1,594	$1,284,699	$(43,111)	$(982,488)	12,751	$(23,607)	$(498)	$236,589

	Three months ended June 30, 2024
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Treasury stock		Non-controlling interest
In thousands	Shares	Amount				Shares	Amount		Total
Balance at March 31, 2024	158,565	$1,586	$1,429,137	$(65,383)	$(1,111,960)	10,979	$(19,927)	$(472)	$232,981
Net income (loss) attributable to Gannett	—	—	—	—	13,748	—	—	(31)	13,717
Other comprehensive loss, net(a)	—	—	—	(403)	—	—	—	—	(403)
Share-based compensation expense	—	—	3,512	—	—	—	—	—	3,512
Issuance of common stock	252	2	22	—	—	—	—	—	24
Treasury stock	—	—	—	—	—	130	(571)	—	(571)
Restricted share forfeiture	—	—	—	—	—	54	(1)	—	(1)
Other activity	—	—	11	—	—	—	—	—	11
Balance at June 30, 2024	158,817	$1,588	$1,432,682	$(65,786)	$(1,098,212)	11,163	$(20,499)	$(503)	$249,270
(a) For the three months ended June 30, 2025 and 2024, Other comprehensive (loss) income is net of an income tax benefit of $1.5 million and $30 thousand, respectively.

GANNETT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Six months ended June 30, 2025
	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Treasury stock		Non-controlling interest
In thousands	Shares	Amount				Shares	Amount		Total
Balance at December 31, 2024	158,836	$1,588	$1,281,801	$(56,164)	$(1,053,546)	11,447	$(20,540)	$(505)	$152,634
Net income attributable to Gannett	—	—	—	—	71,058	—	—	7	71,065
Other comprehensive income, net(a)	—	—	—	13,053	—	—	—	—	13,053
Performance stock units settled, net of withholdings	232	3	(523)	—	—	—	—	—	(520)
Share-based compensation expense	—	—	4,961	—	—	—	—	—	4,961
Equity component - 2027 Notes	—	—	(2,043)	—	—	—	—	—	(2,043)
Issuance of common stock	313	3	81	—	—	—	—	—	84
Treasury stock	—	—	—	—	—	966	(3,064)	—	(3,064)
Restricted share forfeiture	—	—	—	—	—	338	(3)	—	(3)
Other activity	—	—	422	—	—	—	—	—	422
Balance at June 30, 2025	159,381	$1,594	$1,284,699	$(43,111)	$(982,488)	12,751	$(23,607)	$(498)	$236,589

	Six months ended June 30, 2024
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Treasury stock		Non-controlling interest
In thousands	Shares	Amount				Shares	Amount		Total
Balance at December 31, 2023	158,555	$1,586	$1,426,325	$(65,541)	$(1,027,192)	9,615	$(17,393)	$(472)	$317,313
Net loss attributable to Gannett	—	—	—	—	(71,020)	—	—	(31)	(71,051)
Other comprehensive loss, net(a)	—	—	—	(245)	—	—	—	—	(245)
Share-based compensation expense	—	—	6,338	—	—	—	—	—	6,338
Issuance of common stock	262	2	47	—	—	—	—	—	49
Treasury stock	—	—	—	—	—	1,281	(3,103)	—	(3,103)
Restricted share forfeiture	—	—	—	—	—	267	(3)	—	(3)
Other activity	—	—	(28)	—	—	—	—	—	(28)
Balance at June 30, 2024	158,817	$1,588	$1,432,682	$(65,786)	$(1,098,212)	11,163	$(20,499)	$(503)	$249,270
(a) For the six months ended June 30, 2025 and 2024, Other comprehensive (loss) income is net of an income tax benefit of $2.2 million and income tax provision of $0.1 million, respectively.

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

The Company reports in three segments: Domestic Gannett Media, Newsquest and Digital Marketing Solutions ("DMS"). We also have a Corporate category that includes activities not directly attributable to a specific reportable segment and includes expenses associated with broad corporate functions. A full description of our reportable segments is included in Note 12 — Segment reporting.

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

In the opinion of management, the unaudited condensed consolidated financial statements as of June 30, 2025 include all the assets, liabilities, revenues, expenses, and cash flows of entities which Gannett controls due to ownership of a majority voting interest ("subsidiaries"). In addition, in the opinion of management, the unaudited condensed consolidated financial statements as of June 30, 2025 reflect all necessary adjustments for a fair statement of the results for the interim period. All significant intercompany accounts and transactions have been eliminated in consolidation, and the Company consolidates its subsidiaries.

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

Reclassifications

Certain reclassifications have been made to the prior periods unaudited condensed consolidated financial statements to conform to classifications used in the current periods. These reclassifications did not impact net loss, shareholders' equity or cash flows as previously reported.

Recent accounting pronouncements not yet adopted

Induced conversions of convertible debt instruments

In November 2024, the Financial Accounting Standards Board (the "FASB") issued guidance, Accounting Standards Update ("ASU") 2024-04, which clarifies the assessment of whether certain settlements of convertible debt instruments should be accounted for as an inducement conversion. The new guidance is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods. The Company is currently evaluating the provisions of the updated guidance and assessing the impact on the condensed consolidated financial statements.

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

The following tables present our revenues disaggregated by segment and revenue type:

	Three months ended June 30, 2025
In thousands	Domestic Gannett Media	Newsquest	Digital Marketing Solutions	Corporate	Intersegment eliminations	Consolidated
Digital advertising	$75,151	$12,730	$—	$—	$—	$87,881
Digital marketing services	33,139	2,068	117,478	—	(34,812)	117,873
Digital-only subscription	40,451	2,222	—	—	—	42,673
Digital other	12,285	3,145	—	1,578	—	17,008
Digital	161,026	20,165	117,478	1,578	(34,812)	265,435

Print advertising	105,533	19,307	—	—	—	124,840
Print circulation	127,678	16,461	—	—	—	144,139
Commercial and other(a)	45,062	5,385	—	—	—	50,447
Print and commercial	278,273	41,153	—	—	—	319,426

Total revenues(b)	$439,299	$61,318	$117,478	$1,578	$(34,812)	$584,861
(a)     For the three months ended June 30, 2025, included Commercial printing and delivery revenues of $28.7 million and $2.6 million at the Domestic Gannett Media and Newsquest segments, respectively.
(b)     Revenues generated from international operations comprised 12.3% of total revenues for the three months ended June 30, 2025.

	Three months ended June 30, 2024
In thousands	Domestic Gannett Media	Newsquest	Digital Marketing Solutions	Corporate	Intersegment eliminations	Consolidated
Digital advertising	$70,922	$13,543	$—	$—	$—	$84,465
Digital marketing services	35,967	1,925	123,798	—	(38,377)	123,313
Digital-only subscription	44,622	1,660	—	—	—	46,282
Digital other	20,444	2,616	—	1,258	—	24,318
Digital	171,955	19,744	123,798	1,258	(38,377)	278,378

Print advertising	119,000	19,904	—	—	—	138,904
Print circulation	146,690	16,633	—	—	—	163,323
Commercial and other(a)	54,264	4,971	—	—	—	59,235
Print and commercial	319,954	41,508	—	—	—	361,462

Total revenues(b)	$491,909	$61,252	$123,798	$1,258	$(38,377)	$639,840
(a)     For the three months ended June 30, 2024, included Commercial printing and delivery revenues of $37.3 million and $2.6 million at the Domestic Gannett Media and Newsquest segments, respectively.
(b)     Revenues generated from international operations comprised 11.1% of total revenues for the three months ended June 30, 2024.

	Six months ended June 30, 2025
In thousands	Domestic Gannett Media	Newsquest	Digital Marketing Solutions	Corporate	Intersegment eliminations	Consolidated
Digital advertising	$146,605	$24,647	$—	$—	$—	$171,252
Digital marketing services	65,897	3,938	226,187	—	(69,345)	226,677
Digital-only subscription	81,717	4,215	—	—	—	85,932
Digital other	22,858	6,053	—	3,057	—	31,968
Digital	317,077	38,853	226,187	3,057	(69,345)	515,829

Print advertising	210,708	36,760	—	—	—	247,468
Print circulation	260,882	32,307	—	—	—	293,189
Commercial and other(a)	90,702	9,246	—	—	—	99,948
Print and commercial	562,292	78,313	—	—	—	640,605

Total revenues(b)	$879,369	$117,166	$226,187	$3,057	$(69,345)	$1,156,434
(a)     For the six months ended June 30, 2025, included Commercial printing and delivery revenues of $58.6 million and $5.0 million at the Domestic Gannett Media and Newsquest segments, respectively.
(b)     Revenues generated from international operations comprised 11.9% of total revenues for the six months ended June 30, 2025.

	Six months ended June 30, 2024
In thousands	Domestic Gannett Media	Newsquest	Digital Marketing Solutions	Corporate	Intersegment eliminations	Consolidated
Digital advertising	$141,863	$27,068	$—	$—	$—	$168,931
Digital marketing services	72,053	4,013	240,843	—	(77,182)	239,727
Digital-only subscription	86,533	3,228	—	—	—	89,761
Digital other	39,241	5,355	—	2,862	—	47,458
Digital	339,690	39,664	240,843	2,862	(77,182)	545,877

Print advertising	234,619	38,961	—	—	—	273,580
Print circulation	302,936	33,710	—	—	—	336,646
Commercial and other(a)	110,383	9,115	—	—	—	119,498
Print and commercial	647,938	81,786	—	—	—	729,724

Total revenues(b)	$987,628	$121,450	$240,843	$2,862	$(77,182)	$1,275,601
(a) For the six months ended June 30, 2024, included Commercial printing and delivery revenues of $77.8 million and $5.1 million at the Domestic Gannett Media and Newsquest segments, respectively.
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

The following table presents the change in the deferred revenues balance:

	Six months ended June 30,
In thousands	2025	2024
Beginning balance	$108,000	$120,502
Receipts, net of refunds	470,417	544,626
Revenue recognized	(471,471)	(552,869)
Ending balance	$106,946	$112,259

NOTE 3 — Accounts receivable, net

Receivables are presented net of allowances, which reflect the Company's expected credit losses based on historical experience as well as current and expected economic conditions. The following table presents changes in the allowance for credit losses:

	Six months ended June 30,
In thousands	2025	2024
Beginning balance	$13,596	$16,338
Current period provision	2,878	1,619
Write-offs charged against the allowance	(4,894)	(5,503)
Recoveries of amounts previously written-off	785	2,024
Other	240	36
Ending balance	$12,605	$14,514

For the three and six months ended June 30, 2025, the Company recorded $2.5 million and $2.9 million in bad debt expense, respectively. For the three and six months ended June 30, 2024, the Company recorded $1.0 million and $1.6 million in bad debt expense, respectively. Bad debt expense is included in Selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss).

NOTE 4 — Goodwill and intangible assets

Goodwill and intangible assets consisted of the following:

	June 30, 2025			December 31, 2024
In thousands	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets:
Advertiser relationships	$435,226	$295,713	$139,513	$445,356	$279,176	$166,180
Other customer relationships	88,636	63,328	25,308	89,106	59,198	29,908
Subscriber relationships	240,278	192,161	48,117	250,820	183,895	66,925
Other intangible assets	66,870	66,765	105	66,870	66,212	658
Sub-total	$831,010	$617,967	$213,043	$852,152	$588,481	$263,671
Indefinite-lived intangible assets:
Mastheads			164,373			166,703
Total intangible assets			$377,416			$430,374
Goodwill			$519,035			$530,028

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

As of June 30, 2025, the Company performed a review of potential impairment indicators under both ASC 350 and ASC 360, and it was determined that no indicators of impairment were present.

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

Severance-related expenses

The Company recorded severance-related expenses by segment as follows:

	Three months ended June 30,		Six months ended June 30,
In thousands	2025	2024	2025	2024
Domestic Gannett Media	$6,494	$4,116	$10,649	$8,193
Newsquest	389	243	495	412
Digital Marketing Solutions	8	84	1,117	109
Corporate	1,313	(14)	2,104	969
Total	$8,204	$4,429	$14,365	$9,683

A roll-forward of the accrued severance and related expenses included in Accounts payable and accrued liabilities on the condensed consolidated balance sheets for the six months ended June 30, 2025 is as follows:

In thousands	Severance and related expenses
Beginning balance	$5,491
Restructuring provision included in integration and reorganization costs	14,365
Cash payments	(7,696)
Other(a)	1,788
Ending balance	$13,948
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

Other reorganization-related costs

Other reorganization-related costs represent individual restructuring programs, designed primarily to right-size the Company's employee base, consolidate facilities and improve operations. The Company recorded Other reorganization-related costs by segment as follows:

	Three months ended June 30,		Six months ended June 30,
In thousands	2025	2024	2025	2024
Domestic Gannett Media(a)	$2,462	$10,577	$1,628	$21,389
Newsquest	5	—	5	—
Digital Marketing Solutions	—	803	—	803
Corporate(b)	1,647	3,966	5,818	5,781
Total	$4,114	$15,346	$7,451	$27,973
(a) For the six months ended June 30, 2025, Other restructuring-related costs at the Domestic Gannett Media segment included the reversal of a withdrawal liability related to a multiemployer pension plan of $1.8 million based on the settlement of the withdrawal liability. For the three and six months ended June 30, 2024, Other restructuring-related costs at the Domestic Gannett Media segment primarily reflected a $9.9 million withdrawal liability which was expensed as a result of ceasing contributions to a multiemployer pension plan. In addition, for the six months ended June 30, 2024, Other reorganization-related costs at the Domestic Gannett Media segment also reflected $9.7 million expensed as of the cease-use date related to certain licensed content.
(b)    For the six months ended June 30, 2025, Other restructuring-related costs at Corporate included $2.1 million expensed related to the departure of the Company's former Chief Financial Officer.

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

NOTE 6 — Debt

The Company's debt as of June 30, 2025 and December 31, 2024 consisted of the financing arrangements described below.

	June 30, 2025				December 31, 2024
In millions	Principal balance	Unamortized original issue discount	Unamortized deferred financing costs	Carrying value	Principal balance	Unamortized original issue discount	Unamortized deferred financing costs	Carrying value
2029 Term Loan Facility	$767.1	$(10.0)	$(6.4)	$750.7	$850.0	$(12.2)	$(7.7)	$830.1
2031 Notes	223.7	(4.7)	(2.7)	216.3	223.7	(5.0)	(2.8)	215.9
2027 Notes	24.1	(2.2)	—	21.9	38.1	(4.2)	(0.1)	33.8
Total debt	$1,014.9	$(16.9)	$(9.1)	$988.9	$1,111.8	$(21.4)	$(10.6)	$1,079.8
Less: Current portion of long-term debt	$(69.3)	$—	$—	$(69.3)	$(74.3)	$—	$—	$(74.3)
Non-current portion of long-term debt	$945.6	$(16.9)	$(9.1)	$919.6	$1,037.5	$(21.4)	$(10.6)	$1,005.5

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

In April 2025, the Company received a waiver from certain lenders of its 2029 Term Loan Facility and certain holders of its 2031 Notes (as defined below) and entered into a privately negotiated agreement with a holder of its 2027 Notes (as defined below) to repurchase $14.0 million principal amount of its outstanding 2027 Notes at 105% of par value, plus accrued and unpaid interest, for $15.0 million in cash. This transaction was financed using proceeds from the Company's 2029 Delayed Draw Facility, and as a result as of June 30, 2025, $15.0 million had been drawn under the 2029 Delayed Draw Facility. As a result of this transaction, the Company recognized an immaterial loss on the early extinguishment of debt in the second quarter of 2025.

The 2029 Term Loan Facility bears interest at an annual rate equal, at the Borrower's option, to either (i) an alternate base rate (which shall not be less than 2.50% per annum) plus a margin equal to 4.00% per annum or (ii) Adjusted Term SOFR (which shall be no less than 1.50%) plus a margin equal to 5.00% per annum. The 2029 Term Loan Facility will mature on October 15, 2029 and is freely prepayable without penalty.

The 2029 Term Loan Facility is amortized at a rate of $17.3 million per quarter, with such rate to be adjusted upon the borrowing of any delayed-draw term loans to the extent necessary to cause such delayed-draw term loans to be fungible with the initial term loans under the 2029 Term Loan Facility. In addition, we are required to repay the 2029 Term Loan Facility from time to time with (i) the proceeds of non-ordinary course asset sales and casualty and condemnation events, (ii) the proceeds of indebtedness that is not otherwise permitted under the 2029 Term Loan Facility and (iii) the aggregate amount of cash and cash equivalents on hand at the Company and our restricted subsidiaries in excess of $100.0 million as of the last day of any fiscal year of the Company (beginning with the fiscal year ended December 31, 2024).

The 2029 Term Loan Facility contains usual and customary covenants for credit facilities of this type, including a requirement to have minimum unrestricted cash of $30 million as of the last day of each fiscal quarter, and restricts, among other things, our ability to incur debt, grant liens, sell assets, make investments and pay dividends, in each case with customary exceptions, including an exception that permits dividends and repurchases of outstanding junior debt or equity in (i) an amount of up to $25 million per fiscal quarter if the First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 2.00 to 1.00 but greater than 1.50 to 1.00, (ii) an amount of up to $50 million per fiscal quarter if the First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 1.50 to 1.00 but greater than 1.00 to 1.00, and (iii) an unlimited amount if the First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 1.00 to 1.00. As of June 30, 2025, the Company was in compliance with all of the covenants and obligations under the 2029 Term Loan Facility.

As of June 30, 2025 and December 31, 2024, the 2029 Term Loan Facility was recorded at carrying value, which approximated fair value, in the Consolidated balance sheet and was classified as Level 2.

In connection with the Term Loans, for the three and six months ended June 30, 2025, the Company recognized interest expense of $18.6 million and $38.7 million, respectively, and paid cash interest of $24.5 million and $32.4 million, respectively. For the three and six months ended June 30, 2024, the Company recognized interest expense of $9.0 million and $18.3 million, respectively, and paid cash interest of $9.0 million and $18.3 million, respectively. For the three and six months ended June 30, 2025, the Company recognized amortization of original issue discount of $0.6 million and $1.3 million, respectively, and amortization of deferred financing costs of $0.4 million and $0.8 million, respectively. For the three and six months ended June 30, 2024, the Company recognized amortization of original issue discount of $0.5 million and $1.1 million, respectively, and amortization of deferred financing costs of $0.1 million and $0.2 million, respectively. Additionally, during the three and six months ended June 30, 2025, the Company recognized a loss on early extinguishment of debt of $0.1 million and $1.4 million, respectively, related to the write-off of original issue discount and deferred financing costs as a result of early prepayments on the 2029 Term Loan Facility.

For the three and six months ended June 30, 2025, the Company prepaid $23.4 million and $97.9 million, respectively, including the quarterly amortization payment, which were classified as financing activities in the Consolidated statements of cash flows. As of June 30, 2025, the effective interest rate for the 2029 Term Loan Facility was 10.1%.

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

The 2027 Notes have two components: (i) a debt component, and (ii) an equity component. As of June 30, 2025 and December 31, 2024, the debt component of the 2027 Notes was recorded at carrying value in the Consolidated balance sheets. The carrying value of the 2027 Notes reflected the balance of the unamortized discount related to the value of the conversion feature assessed at inception and did not approximate fair value as of June 30, 2025. The 2027 Notes were classified as Level 2, and based on unadjusted quoted prices in the active market obtained from third-party pricing services, the Company determined that the estimated fair value of the 2027 Notes was $25.5 million and $44.6 million as of June 30, 2025 and December 31, 2024, respectively, and was primarily affected by fluctuations in market interest rates and the price of the Company's Common Stock.

As a result of the Convertible Notes Exchange, the Company recorded a reduction in Additional paid-in capital of $237.5 million in the Consolidated balance sheet as of December 31, 2024, and as a result of the repurchase of 2027 Notes in April 2025, the Company recorded a reduction in Additional paid-in capital of $2.0 million as of June 30, 2025. As of June 30, 2025 and December 31, 2024, the conversion feature remaining in Additional paid-in capital was $40.0 million and $42.0 million, respectively, net of tax. The remaining 2027 Notes are convertible into 4.8 million shares of Common Stock, based on the initial conversion price of $5.00 per share.

The 2031 Notes have two components: (i) a debt component, and (ii) an equity component. As of June 30, 2025 and

December 31, 2024 the debt component of the 2031 Notes was recorded at carrying value in the Consolidated balance sheets. The 2031 Notes were classified as Level 2 because they were measured at fair value using commonly accepted valuation methodologies and indirectly observable, market-based risk measurements and historical data, and a review of prices and terms available for similar debt instruments that do not contain a conversion feature. As of June 30, 2025, the Company determined that the carrying value of the 2031 Notes did not approximate fair value.

The excess of the fair value over the principal value of the 2031 Notes was recorded in Additional Paid-in capital as the 2031 Notes were issued at a 50% premium. The equity component of the 2031 Notes was classified as Level 3, as it was calculated based on the aggregate fair value of the 2031 Notes which used a binomial lattice model and assumptions based on market information and historical data, and significant unobservable inputs. As of June 30, 2025 and December 31, 2024, the amount of the equity component recorded in Additional paid-in capital was $80.4 million, net of tax. The 2031 Notes are convertible into 44.7 million shares of Common Stock, based on the initial conversion price of $5.00 per share.

In connection with the 2027 Notes and the 2031 Notes, for the three and six months ended June 30, 2025, the Company recognized interest expense of $3.8 million and $7.7 million, respectively, and paid $7.8 million cash interest for both the three and six months ended June 30, 2025. For the three and six months ended June 30, 2024, the Company recognized interest expense of $7.3 million and $14.5 million, respectively, and paid cash interest of $14.6 million for both the three and six months ended June 30, 2024. In addition, during the three and six months ended June 30, 2025, the Company recognized amortization of original issue discount of $0.3 million and $0.8 million, respectively, and an immaterial amount of amortization of deferred financing costs. For the three and six months ended June 30, 2024, the Company recognized amortization of original issue discount of $3.6 million and $7.2 million, respectively, and an immaterial amount of amortization of deferred financing costs. As of June 30, 2025, the effective interest rate on the debt component of the 2027 Notes was 10.5%. As of June 30, 2025, the effective interest rate on the debt component of the 2031 Notes was 6.6%.

For the six months ended June 30, 2025, no shares of Common Stock were issued upon conversion, exercise, or satisfaction of the required conditions of the 2027 Notes or the 2031 Notes. Refer to Note 10 — Supplemental equity and other information for details on the impact of the 2027 Notes and the 2031 Notes to diluted earnings per share under the if-converted method.

As discussed above, in April 2025, the Company received a waiver from certain lenders of its 2029 Term Loan Facility and certain holders of its 2031 Notes and entered into a privately negotiated agreement with a holder of its 2027 Notes to repurchase $14.0 million principal amount of its outstanding 2027 Notes at 105% of par value, plus accrued and unpaid interest, for $15.0 million in cash. This transaction was financed using proceeds from the Company's 2029 Delayed Draw Facility, and as a result as of June 30, 2025, $15.0 million had been drawn under the 2029 Delayed Draw Facility. As a result of this transaction, the Company recognized an immaterial loss on the early extinguishment of debt in the second quarter of 2025.

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

Retirement plan costs include the following components:

	Pension benefits		Postretirement benefits
	Three months ended June 30,		Three months ended June 30,
In thousands	2025	2024	2025	2024
Operating expenses:
Service cost - benefits earned during the period	$248	$289	$8	$8
Non-operating expenses:
Interest cost on benefit obligations	20,837	20,276	526	530
Expected return on plan assets	(23,444)	(24,050)	—	—
Amortization of prior service cost (benefit)	18	17	(142)	(142)
Amortization of actuarial cost (benefit)	620	710	(418)	(478)
Total non-operating benefit	$(1,969)	$(3,047)	$(34)	$(90)
Total benefit for retirement plans	$(1,721)	$(2,758)	$(26)	$(82)

	Pension benefits		Postretirement benefits
	Six months ended June 30,		Six months ended June 30,
In thousands	2025	2024	2025	2024
Operating expenses:
Service cost - benefits earned during the period	$496	$578	$16	$17
Non-operating expenses:
Interest cost on benefit obligations	41,224	40,591	1,052	1,060
Expected return on plan assets	(46,304)	(48,153)	—	—
Amortization of prior service cost (benefit)	35	34	(284)	(284)
Amortization of actuarial cost (benefit)	1,197	1,425	(837)	(956)
Total non-operating benefit	$(3,848)	$(6,103)	$(69)	$(180)
Total benefit for retirement plans	$(3,352)	$(5,525)	$(53)	$(163)

Contributions

We are contractually obligated to contribute to our pension and postretirement benefit plans. During the six months ended June 30, 2025, we contributed $0.6 million and $2.2 million to our pension and other postretirement plans, respectively.

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

As of June 30, 2025 and December 31, 2024, assets and liabilities recorded at fair value and measured on a recurring basis primarily consist of pension plan assets. As permitted by U.S. GAAP, we use net asset values ("NAV") as a practical expedient to determine the fair value of certain investments. These investments measured at NAV have not been classified in the fair value hierarchy.

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

NOTE 9 — Income taxes

The following table outlines our pre-tax net loss and income tax amounts:

	Three months ended June 30,		Six months ended June 30,
In thousands	2025	2024	2025	2024
Loss before income taxes	$(9,074)	$(13,086)	$(23,221)	$(87,776)
Benefit for income taxes	(87,472)	(26,803)	(94,286)	(16,725)
Effective tax rate	NM	204.8%	NM	19.1%
NM - not meaningful.

The (benefit) provision for income taxes is calculated by applying the projected annual effective tax rate for the year to the current period's income or loss before tax, adjusted for the tax effects of any significant or unusual items (discrete events) and changes in tax laws.

The benefit for income taxes for the three months ended June 30, 2025, was primarily driven by an increase in the estimated annual effective tax rate, resulting from a decrease in full year net income before tax forecasts used in the second quarter of 2025. This benefit was partially offset by increases in valuation allowances on non-deductible U.S. interest expense, the global intangible low taxed income inclusion, and foreign tax expense. The benefit was calculated using an estimated annual effective tax rate of 403.1%. Excluding discrete items, the estimated annual effective tax rate was principally impacted by the increase in valuation allowances on non-deductible U.S. interest expense carryforwards, the global intangible low-taxed income inclusion and foreign tax expense, partially offset by the release of valuation allowances on capital loss carryforwards associated with the sale of the Austin American-Statesman (the "Statesman"), which occurred in the first quarter of 2025. The estimated annual effective tax rate reflects the projected tax expense for the full year.

The benefit for income taxes for the six months ended June 30, 2025, was mainly driven by the pre-tax book loss and the release of valuation allowances on capital loss carryforwards associated with the sale of the Statesman. These benefits were partially offset by the increase in valuation allowances on non-deductible U.S. interest expense carryforwards and the global intangible low-taxed income inclusion.

The total amount of unrecognized tax benefits that, if recognized, may impact the effective tax rate was approximately $46.5 million and $41.7 million as of June 30, 2025 and December 31, 2024, respectively. It is reasonably possible that further adjustments to our unrecognized tax benefits may be made within the next twelve months as a result of audit settlements, foreign judicial proceedings, lapses of statutes of limitations, or regulatory developments. At this time, an estimate of the potential change to the amount of unrecognized tax benefits cannot be made.

The Company recognizes interest and penalties related to tax matters, including unrecognized tax benefit, as a component of income tax expense. As of June 30, 2025 and December 31, 2024, the amount of accrued interest and penalties payable related to unrecognized tax benefits was $0.1 million.

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

Recently Enacted U.S. Tax Legislation
On July 4, 2025, the President signed into law H.R. 1, titled the "One Big Beautiful Bill Act," which introduces significant tax law changes with varying effective dates for businesses. Key provisions applicable to the Company include the reinstatement of EBITDA, rather than EBIT, in determining adjusted taxable income under Section 163(j), the immediate expensing of domestic research and experimentation expenditures, and the extension of 100% bonus depreciation for qualified property placed in service after January 19, 2025. The legislation also makes changes to the Global Intangible Low-Taxed Income regime, including an increase in the effective tax rate and modifications to the calculation of tested income. As the bill was signed into law in the third quarter, any changes are not included in the calculation of the second quarter tax provision. The Company is currently evaluating the new legislation and assessing the impact on the condensed consolidated financial statements.

NOTE 10 — Supplemental equity and other information

Income (loss) per share

The following table sets forth the information to compute basic and diluted income (loss) per share:

	Three months ended June 30,		Six months ended June 30,
In thousands, except per share data	2025	2024	2025	2024
Net income (loss) attributable to Gannett	$78,391	$13,748	$71,058	$(71,020)
Interest adjustment to Net income (loss) attributable to Gannett related to assumed conversions of the:
2027 Notes	522	8,266	1,184	—
2031 Notes	2,677	—	5,351	—
Net income (loss) attributable to Gannett for diluted earnings per share	$81,590	$22,014	$77,593	$(71,020)

Basic weighted average shares outstanding	145,164	142,827	144,274	141,809
Effect of dilutive securities:
Restricted stock grants(a)	662	1,596	849	—
2027 Notes	4,822	97,057	4,822	—
2031 Notes	44,745	—	44,745	—
Diluted weighted average shares outstanding	195,393	241,480	194,690	141,809

Income (loss) per share attributable to Gannett - basic	$0.54	$0.10	$0.49	$(0.50)
Income (loss) per share attributable to Gannett - diluted	$0.42	$0.09	$0.40	$(0.50)
(a) Includes restricted stock awards ("RSAs"), restricted stock units ("RSUs") and performance stock units ("PSUs").

The Company excluded the following securities from the computation of diluted income (loss) per share because their effect would have been antidilutive:

	Three months ended June 30,		Six months ended June 30,
In thousands	2025	2024	2025	2024
2027 Notes(a)	—	—	—	97,057
Restricted stock grants(b)	—	1,258	—	4,651
Stock options	4,716	6,068	4,716	6,068
(a)Represents the total number of shares that would have been convertible for the six months ended 2024 as stipulated in the 2027 Notes Indenture.
(b)Includes restricted stock awards ("RSA"), restricted stock units ("RSU") and performance stock units ("PSU").

The 2027 Notes and 2031 Notes may be converted at any time by the holders into cash, shares of the Company's Common Stock or any combination of cash and Common Stock, at the Company's election. Conversion of all of the 2027 Notes and 2031 Notes into Common Stock (assuming the maximum increase in the conversion rate as a result of a Make-Whole Fundamental Change but no other adjustments to the conversion rate), would result in the issuance of an aggregate of 14.3 million shares of Common Stock and 143.9 million shares of Common Stock, respectively. The Company has excluded from the income (loss) per share calculation approximately 9.4 million shares related to the possible conversion of the 2027 Notes and 99.1 million shares related to the possible conversion of the 2031 Notes, representing the difference between the total number of shares that would be convertible at June 30, 2025 and the total number of shares issuable assuming the maximum increase in the conversion rate.

Share-based compensation

Share-based compensation expense was $2.1 million and $5.0 million for the three and six months ended June 30, 2025, respectively, and $3.5 million and $6.3 million for the three and six months ended June 30, 2024, respectively, and is included in Selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss).

The total compensation cost not yet recognized related to non-vested awards as of June 30, 2025 was $8.6 million, and is expected to be recognized over a weighted-average period of 1.9 years through May 2027.

Equity awards

There were approximately 300,000 and 313,000 RSAs granted during the three and six months ended June 30, 2025, respectively.

Cash awards

The Company grants certain employees either long-term cash awards ("LTCAs") or cash performance units ("CPUs"). CPUs generally vest and pay out in cash on the third anniversary of the grant date based upon the achievement of threshold goals depending on actual performance against financial objectives over a three-year period. LTCAs generally vest and pay out in cash on the first, second and third anniversaries of the date of grant. As of June 30, 2025, there was approximately $10.9 million of unrecognized compensation expense related to cash awards.

Preferred stock

The Company has authorized 300,000 shares of preferred stock, par value $0.01 per share, issuable in one or more series designated by the Company's Board of Directors, none of which have been issued. There were no issuances of preferred stock during the six months ended June 30, 2025.

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

During the six months ended June 30, 2025, the Company did not repurchase any shares of Common Stock under the Stock Repurchase Program. As of June 30, 2025, the remaining authorized amount under the Stock Repurchase Program was approximately $96.9 million.

Accumulated other comprehensive loss, net of tax

The following tables summarize the components of, and the changes in, Accumulated other comprehensive loss, net of tax:

	Six months ended June 30, 2025			Six months ended June 30, 2024
In thousands	Pension and postretirement benefit plans	Foreign currency translation	Total	Pension and postretirement benefit plans	Foreign currency translation	Total
Beginning balance	$(54,953)	$(1,211)	$(56,164)	$(64,344)	$(1,197)	$(65,541)
Other comprehensive (loss) income before reclassifications	(8,851)	21,822	12,971	516	(912)	(396)
Amounts reclassified from accumulated other comprehensive income(a)(b)	82	—	82	151	—	151
Net current period other comprehensive (loss) income	(8,769)	21,822	13,053	667	(912)	(245)
Ending balance	$(63,722)	$20,611	$(43,111)	$(63,677)	$(2,109)	$(65,786)
(a)Amounts reclassified from accumulated other comprehensive income are included in the computation of net periodic benefit cost. See Note 7 — Pensions and other postretirement benefit plans.
(b)Amounts reclassified from accumulated other comprehensive income are recorded net of tax impacts of $29 thousand and $68 thousand for the six months ended June 30, 2025 and 2024, respectively.

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

In addition to the reportable segments above, we have a Corporate category that includes activities not directly attributable to a specific reportable segment and includes expenses associated with broad corporate functions.

In the ordinary course of business, our reportable segments enter into transactions with one another. While intersegment transactions are treated like third-party transactions to determine segment performance, the revenues and expenses recognized by the segment that is the counterparty to the transaction are eliminated in consolidation and do not affect consolidated results.

We regularly provide management reports to the CODM that include Segment revenues and Segment Adjusted EBITDA (defined below). Significant Segment expenses regularly provided to the CODM, and included within Segment Adjusted EBITDA include Payroll, Benefits, Newsprint & ink, Distribution, Outside services and Digital cost of goods sold.

The CODM uses Segment Adjusted EBITDA to evaluate the performance of the segments and allocate resources. Segment Adjusted EBITDA provides an assessment of controllable expenses and affords the CODM the ability to make decisions which are expected to facilitate meeting current financial goals as well as achieve optimal financial performance.

Management considers Segment Adjusted EBITDA to be an important metric to evaluate and compare the ongoing operating performance of our segments on a consistent basis across reporting periods as it eliminates the effect of items that we do not believe are indicative of each segment's core operating performance.

We define Segment Adjusted EBITDA as Segment revenues less (1) operating costs and (2) selling, general and administrative expenses, plus (3) equity (income) loss in unconsolidated investees, net.

Segment Adjusted EBITDA also does not include: (1) Income tax expense (benefit), (2) Noncontrolling interest, (3) Interest expense, (4) Gains or losses on the early extinguishment of debt, (5) Non-operating pension income, (6) Loss on convertible notes derivative, (7) Depreciation and amortization, (8) Integration and reorganization costs, (9) Asset impairments, (10) Goodwill and intangible impairments, (11) Gains or losses on the sale or disposal of assets, (12) Share-based compensation expense, and (13) Other (income) expense, net.

The following tables below present summarized financial information for each of the Company's reportable segments.

Revenues

	Three months ended June 30, 2025
In thousands	Domestic Gannett Media	Newsquest	Digital Marketing Solutions	Total
External revenues	$406,356	$59,449	$117,478	$583,283
Intersegment revenues	32,943	1,869	—	34,812
Segment revenues	$439,299	$61,318	$117,478	$618,095
Reconciliation of revenues:
Other revenues				1,578
Elimination of intersegment revenues				(34,812)
Total revenues				$584,861

	Three months ended June 30, 2024
In thousands	Domestic Gannett Media	Newsquest	Digital Marketing Solutions	Total
External revenues	$455,262	$59,522	$123,798	$638,582
Intersegment revenues	36,647	1,730	—	38,377
Segment revenues	$491,909	$61,252	$123,798	$676,959
Reconciliation of revenues:
Other revenues				1,258
Elimination of intersegment revenues				(38,377)
Total revenues				$639,840

	Six months ended June 30, 2025
In thousands	Domestic Gannett Media	Newsquest	Digital Marketing Solutions	Total
External revenues	$813,588	$113,602	$226,187	$1,153,377
Intersegment revenues	65,781	3,564	—	69,345
Segment revenues	$879,369	$117,166	$226,187	$1,222,722
Reconciliation of revenues:
Other revenues				3,057
Elimination of intersegment revenues				(69,345)
Total revenues				$1,156,434

	Six months ended June 30, 2024
In thousands	Domestic Gannett Media	Newsquest	Digital Marketing Solutions	Total
External revenues	$914,085	$117,811	$240,843	$1,272,739
Intersegment revenues	73,543	3,639	—	77,182
Segment revenues	$987,628	$121,450	$240,843	$1,349,921
Reconciliation of revenues:
Other revenues				2,862
Elimination of intersegment revenues				(77,182)
Total revenues				$1,275,601

Reconciliation of Segment Revenues to Segment Adjusted EBITDA

	Three months ended June 30, 2025
In thousands	Domestic Gannett Media	Newsquest	Digital Marketing Solutions
Segment revenues	$439,299	$61,318	$117,478
Less:
Payroll	122,607	25,888	23,524
Benefits	20,998	958	3,049
Newsprint and ink	13,373	2,413	—
Distribution	61,957	3,186	—
Outside services	40,768	3,085	5,247
Digital cost of goods sold	44,614	2,154	72,198
Other(a)	91,758	8,740	1,962
Segment Adjusted EBITDA	$43,224	$14,894	$11,498
(a)    Other expenses primarily include corporate allocations of shared costs, facility-related expenses, advertising costs, and Equity loss (income) in unconsolidated investees, net, which are not separately provided to the CODM. Corporate allocations of shared costs include, but are not limited to technology, finance, analytics, legal, and human resources, as well as other general business costs.

	Three months ended June 30, 2024
In thousands	Domestic Gannett Media	Newsquest	Digital Marketing Solutions
Segment revenues	$491,909	$61,252	$123,798
Less:
Payroll	132,935	23,945	25,628
Benefits	24,264	902	3,156
Newsprint and ink	16,846	2,461	—
Distribution	69,283	3,137	—
Outside services	47,344	2,523	2,220
Digital cost of goods sold	45,032	2,238	77,476
Other(a)	103,307	11,908	3,545
Segment Adjusted EBITDA	$52,898	$14,138	$11,773
(a)    Other expenses primarily include corporate allocations of shared costs, facility-related expenses, advertising costs, and Equity loss (income) in unconsolidated investees, net, which are not separately provided to the CODM. Corporate allocations of shared costs include, but are not limited to technology, finance, analytics, legal, and human resources, as well as other general business costs.

	Six months ended June 30, 2025
In thousands	Domestic Gannett Media	Newsquest	Digital Marketing Solutions
Segment revenues	$879,369	$117,166	$226,187
Less:
Payroll	247,295	49,340	48,551
Benefits	46,199	2,006	6,745
Newsprint and ink	27,786	4,716	—
Distribution	126,462	6,196	—
Outside services	81,995	5,960	8,119
Digital cost of goods sold	86,854	4,154	138,665
Other(a)	186,390	15,966	4,140
Segment Adjusted EBITDA	$76,388	$28,828	$19,967
(a)    Other expenses primarily include corporate allocations of shared costs, facility-related expenses, advertising costs, and Equity loss (income) in unconsolidated investees, net, which are not separately provided to the CODM. Corporate allocations of shared costs include, but are not limited to technology, finance, analytics, legal, and human resources, as well as other general business costs.

	Six months ended June 30, 2024
In thousands	Domestic Gannett Media	Newsquest	Digital Marketing Solutions
Segment revenues	$987,628	$121,450	$240,843
Less:
Payroll	267,733	47,608	51,002
Benefits	48,630	1,963	6,433
Newsprint and ink	35,419	5,085	—
Distribution	143,766	6,323	—
Outside services	95,046	5,060	4,505
Digital cost of goods sold	90,440	4,634	150,587
Other(a)	209,216	22,476	7,764
Segment Adjusted EBITDA	$97,378	$28,301	$20,552
(a)    Other expenses primarily include corporate allocations of shared costs, facility-related expenses, advertising costs, and Equity loss (income) in unconsolidated investees, net, which are not separately provided to the CODM. Corporate allocations of shared costs include, but are not limited to technology, finance, analytics, legal, and human resources, as well as other general business costs.

Reconciliation of Segment Adjusted EBITDA to Net income (loss) attributable to Gannett

	Three months ended June 30,		Six months ended June 30,
in thousands	2025	2024	2025	2024
Domestic Gannett Media	$43,224	$52,898	$76,388	$97,378
Newsquest	14,894	14,138	28,828	28,301
Digital Marketing Solutions	11,498	11,773	19,967	20,552
Segment Adjusted EBITDA	$69,616	$78,809	$125,183	$146,231
Corporate	5,379	4,278	10,437	14,111
Benefit for income taxes	(87,472)	(26,803)	(94,286)	(16,725)
Net income (loss) attributable to noncontrolling interests	7	(31)	7	(31)
Interest expense	24,395	26,270	50,478	52,835
Loss (gain) on early extinguishment of debt	183	87	1,457	(530)
Non-operating pension income	(2,003)	(3,137)	(3,917)	(6,283)
Depreciation and amortization	42,644	38,258	85,278	76,556
Integration and reorganization costs(a)	12,318	19,775	21,816	37,656
Asset impairments	181	—	2,075	45,989
(Gain) loss on sale or disposal of assets, net	(1,584)	236	(22,264)	788
Share-based compensation expense	2,082	3,512	4,961	6,338
Other (income) expense, net(b)	(4,905)	2,616	(1,917)	6,547
Net income (loss) attributable to Gannett	$78,391	$13,748	$71,058	$(71,020)
(a)    Integration and reorganization costs mainly reflect severance-related expenses and other reorganization-related costs, designed primarily to right-size the Company's employee base, consolidate facilities and improve operations.
(b)    Other (income) expense, net primarily reflects expert fees associated with the litigation with Google, consulting fees related to a discrete initiative to reformulate our go-to-market strategy and post-sales processes, (gains) losses from the sale of investments and third-party debt costs.

Asset and asset related information by segment are not key measures of performance used by the CODM function. Accordingly, we have not disclosed asset and asset related information by segment.

NOTE 13 — Other supplemental information

Disposition

On February 28, 2025, the Company completed its sale of the Statesman to Hearst Corporation. As a result of the sale, we recognized a pre-tax gain of approximately $20.8 million, net of selling expenses, which is included in (Gain) loss on sale or disposal of assets, net on the condensed consolidated statement of operations and comprehensive income (loss) for the six months ended June 30, 2025.

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

The following table presents a reconciliation of cash, cash equivalents and restricted cash:

	June 30,
In thousands	2025	2024
Cash and cash equivalents	$88,542	$98,886
Restricted cash included in other current assets	76	242
Restricted cash included in pension and other assets	7,547	9,666
Total cash, cash equivalents and restricted cash	$96,165	$108,794

Supplemental cash flow information

The following table presents supplemental cash flow information, including non-cash investing and financing activities:

	Six months ended June 30,
In thousands	2025	2024
Cash paid for taxes, net of refunds	$1,237	$4,781
Cash paid for interest	40,155	41,655
Non-cash investing and financing activities:
Accrued capital expenditures	$29,047	$13,516

Accounts payable and accrued liabilities

A breakout of Accounts payable and accrued liabilities is presented below:

In thousands	June 30, 2025	December 31, 2024
Accounts payable	$155,233	$154,162
Compensation	74,563	81,738
Taxes (primarily property, sales, and payroll taxes)	10,102	9,135
Benefits	19,007	19,765
Interest	10,181	3,972
Other	50,379	49,612
Accounts payable and accrued liabilities	$319,465	$318,384

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations and quantitative and qualitative disclosures should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission on February 20, 2025. Management's Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements that reflect our plans, estimates, and beliefs, all of which are based on our current expectations and could be affected by certain uncertainties, risks, and other factors described under "Cautionary Note Regarding Forward-Looking Statements," Risk Factors," and elsewhere throughout this Quarterly Report on Form 10-Q, as well as the factors described in our Annual Report on Form 10-K for the year ended December 31, 2024, and subsequent periodic reports filed with the Securities and Exchange Commission, particularly under "Risk Factors." Our actual results could differ materially from those discussed in the forward-looking statements.

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

We report in three segments: Domestic Gannett Media, Newsquest and Digital Marketing Solutions ("DMS"). We also have a Corporate category that includes activities not directly attributable to a specific reportable segment and includes expenses associated with broad corporate functions. A full description of our reportable segments is included in Note 12 — Segment reporting in the notes to the condensed consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the prior periods unaudited condensed consolidated financial statements to conform to classifications used in the current periods. These reclassifications did not impact net loss, shareholders' equity or cash flows as previously reported.

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

Recent Developments

Detroit Joint Operating Agreement

One of our Domestic Gannett Media subsidiaries is a party to a partnership which is subject to and operates under a joint operating agreement ("JOA"). Under the JOA, the partnership performs the production, sales, distribution, and back-office functions for our subsidiary and the publisher of another publication. During the second quarter of 2025, the parties have agreed not to renew the JOA, and as a result, it will end in December 2025.

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

We are exposed to potential increases in interest rates associated with our $900.0 million five-year first lien term loan facility (the "2029 Term Loan Facility"), which as of June 30, 2025, accounted for approximately 76% of our outstanding debt, as well as fluctuations in foreign currency exchange rates, primarily related to our operations in the U.K. We expect continued uncertainty and volatility in the U.S. and global economies which will continue to impact our business.

Recently Enacted U.S. Tax Legislation
On July 4, 2025, the President signed into law H.R. 1, titled the "One Big Beautiful Bill Act," which introduces significant tax law changes with varying effective dates for businesses. Key provisions applicable to us include the reinstatement of EBITDA, rather than EBIT, in determining adjusted taxable income under Section 163(j), the immediate expensing of domestic research and experimentation expenditures, and the extension of 100% bonus depreciation for qualified property placed in service after January 19, 2025. The legislation also makes changes to the Global Intangible Low-Taxed Income regime, including an increase in the effective tax rate and modifications to the calculation of tested income. As the act was signed into law in the third quarter, any changes are not included in the calculation of the second quarter tax provision. We are currently evaluating the new legislation and assessing the impact on the condensed consolidated financial statements.

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

Foreign currency

Our U.K. media operations are conducted through our Newsquest subsidiary. In addition, we have foreign operations in regions such as Canada, Australia and New Zealand. Earnings from operations in foreign regions are translated into U.S. dollars at average exchange rates prevailing during the period, and assets and liabilities are translated at exchange rates in effect at the balance sheet date. Currency translation fluctuations may impact revenue, expense, and operating income results for our international operations. For example, our international revenues are favorably impacted as the U.S. dollar weakens relative to other foreign currencies, and unfavorably impacted as the U.S. dollar strengthens relative to other foreign currencies. During the three and six months ended June 30, 2025, foreign currency exchange rate fluctuations had a favorable impact on our revenues and profitability.

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

RESULTS OF OPERATIONS

Consolidated Summary

A summary of our consolidated results is presented below. Refer to Segment results below for a discussion of results by segment.

	Three months ended June 30,				Six months ended June 30,
In thousands, except per share amounts			Change				Change
	2025	2024	$	%	2025	2024	$	%
Digital(a)	$265,435	$278,378	$(12,943)	(5)%	$515,829	$545,877	$(30,048)	(6)%
Print and commercial(b)	319,426	361,462	(42,036)	(12)%	640,605	729,724	(89,119)	(12)%
Total revenues	584,861	639,840	(54,979)	(9)%	1,156,434	1,275,601	(119,167)	(9)%
Operating costs	359,448	391,474	(32,026)	(8)%	716,070	793,873	(77,803)	(10)%
Selling, general and administrative expenses	164,097	177,906	(13,809)	(8)%	331,613	356,320	(24,707)	(7)%
Depreciation and amortization	42,644	38,258	4,386	11%	85,278	76,556	8,722	11%
Integration and reorganization costs	12,318	19,775	(7,457)	(38)%	21,816	37,656	(15,840)	(42)%
Asset impairments	181	—	181	***	2,075	45,989	(43,914)	(95)%
(Gain) loss on sale or disposal of assets, net	(1,584)	236	(1,820)	***	(22,264)	788	(23,052)	***
Interest expense	24,395	26,270	(1,875)	(7)%	50,478	52,835	(2,357)	(4)%
Loss (gain) on early extinguishment of debt	183	87	96	***	1,457	(530)	1,987	***
Non-operating pension income	(2,003)	(3,137)	1,134	(36)%	(3,917)	(6,283)	2,366	(38)%
Equity income in unconsolidated investees, net	(839)	(559)	(280)	50%	(1,034)	(374)	(660)	***
Other (income) expense, net(c)	(4,905)	2,616	(7,521)	***	(1,917)	6,547	(8,464)	***
Loss before income taxes	(9,074)	(13,086)	4,012	(31)%	(23,221)	(87,776)	64,555	(74)%
Benefit for income taxes	(87,472)	(26,803)	(60,669)	***	(94,286)	(16,725)	(77,561)	***
Net income (loss)	78,398	13,717	64,681	***	71,065	(71,051)	142,116	***
Net income (loss) attributable to noncontrolling interests	7	(31)	38	***	7	(31)	38	***
Net income (loss) attributable to Gannett	$78,391	$13,748	$64,643	***	$71,058	$(71,020)	$142,078	***

Income (loss) per share attributable to Gannett - basic	$0.54	$0.10	$0.44	***	$0.49	$(0.50)	$0.99	***
Income (loss) per share attributable to Gannett - diluted	$0.42	$0.09	$0.33	***	$0.40	$(0.50)	$0.90	***
*** Indicates an absolute value percentage change greater than 100.
(a)    Amounts are net of intersegment eliminations of $34.8 million and $38.4 million for the three months ended June 30, 2025 and 2024, respectively, and $69.3 million and $77.2 million for the six months ended June 30, 2025 and 2024, respectively. Intersegment eliminations represent digital marketing services revenues and expenses associated with products sold by sales teams in our Domestic Gannett Media and Newsquest segments but fulfilled by our DMS segment. When discussing segment results, these revenues and expenses are presented gross but are eliminated in consolidation.
(b)    Included Commercial printing and delivery revenues of $31.3 million and $39.8 million for the three months ended June 30, 2025 and 2024, respectively, and $63.5 million and $82.9 million for the six months ended June 30, 2025 and 2024, respectively.
(c)    Other (income) expense, net primarily reflects expert fees associated with the litigation with Google, consulting fees related to a discrete initiative to reformulate our go-to-market strategy and post-sales processes, (gains) losses from the sale of investments and third-party debt costs.

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

Operating costs

Operating costs at the Domestic Gannett Media and Newsquest segments include labor, newsprint, delivery and digital costs and at the DMS segment include the cost of online media acquired from third parties and costs to manage and operate our marketing solutions and technology infrastructure.

Selling, general and administrative expenses

Selling, general and administrative expenses include labor, payroll, outside services, benefits costs and bad debt expense.

Integration and reorganization costs

Integration and reorganization costs include severance costs as well as other reorganization costs associated with individual restructuring programs, designed primarily to right-size our employee base, consolidate facilities and improve operations.

For the three and six months ended June 30, 2025, we incurred Integration and reorganization costs of $12.3 million and $21.8 million, respectively. Of the total costs incurred, $8.2 million and $14.4 million, respectively, were related to severance activities and $4.1 million and $7.5 million, respectively, were related to other reorganization-related costs, mainly due to costs associated with improving operations and consolidating facilities. In addition, for the six months ended June 30, 2025, Other reorganization-related costs included $2.1 million, due to costs related to the departure of the Company's former Chief Financial Officer, partially offset by the reversal of a withdrawal liability related to a multiemployer pension plan of $1.8 million based on the settlement of the withdrawal liability.

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
Asset impairments

For the three and six months ended June 30, 2025, we recorded an impairment charge of approximately $0.2 million and $2.1 million, respectively, primarily related to our continued plan to divest non-strategic assets.

For the three months ended June 30, 2024, we did not record an asset impairment, and for the six months ended June 30, 2024, we recorded an impairment charge of approximately $46.0 million related to the McLean, Virginia operating lease right-of-use asset and the associated leasehold improvements.

(Gain) loss on sale or disposal of assets, net

For the three and six months ended June 30, 2025, we recognized net gains on the sale of assets of $1.6 million and $22.3 million, respectively. For the six months ended June 30, 2025, the gain was primarily related to a gain of $20.8 million recognized on the sale of the Austin American-Statesman (the "Statesman") to Hearst Corporation at the Domestic Gannett Media segment.

For the three and six months ended June 30, 2024, we recognized net losses on the sale of assets of $0.2 million and $0.8 million, respectively, as part of our continued plan to monetize non-strategic assets.
Interest expense

For the three and six months ended June 30, 2025, Interest expense was $24.4 million and $50.5 million, respectively, compared to $26.3 million and $52.8 million for the three and six months ended June 30, 2024, respectively. For the three and six months ended June 30, 2025, interest expense decreased compared to the three and six months ended June 30, 2024, mainly due to a lower debt balance.

Loss (gain) on early extinguishment of debt

For the three and six months ended June 30, 2025, we recognized net losses on the early extinguishment of debt of $0.2 million and $1.5 million, respectively, primarily related to prepayments made on our 2029 Term Loan Facility.

For the three months ended June 30, 2024, we recognized a net loss of $0.1 million, and for the six months ended June 30, 2024, we recognized a net gain of $0.5 million. The Loss (gain) on early extinguishment of debt for the three and six months ended June 30, 2024 was primarily related to repurchases of our previous $400 million aggregate principal amount of 6.00% first lien notes due November 1, 2026 (the "2026 Senior Notes") and prepayments made on our previous five-year senior secured term loan facility in an original aggregate principal amount of $516.0 million (the "Senior Secured Term Loan").

Non-operating pension income

For the three and six months ended June 30, 2025, Non-operating pension income was $2.0 million and $3.9 million, respectively, compared to $3.1 million and $6.3 million for the three and six months ended June 30, 2024, respectively. The decrease in Non-operating pension income for the three and six months ended June 30, 2025, compared to the same periods in 2024, was primarily due to lower expected return on assets.

Other (income) expense, net

A summary of Other (income) expense, net is presented below:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2025	2024	$	%	2025	2024	$	%
Expert fees associated with litigation with Google	$399	$3,189	($2,790)	(87)%	$3,993	$3,189	$804	25%
(Gain) loss on sale of investments, net	(4,137)	7	(4,144)	***	(4,115)	(7)	(4,108)	***
Third-party debt costs	958	41	917	***	1,067	(9)	1,076	***
Consulting fees(a)	150	1,713	(1,563)	(91)%	307	3,649	(3,342)	(92)%
Other	(2,275)	(2,334)	59	(3)%	(3,169)	(275)	(2,894)	***
Other (income) expense, net	$(4,905)	$2,616	$(7,521)	***	$(1,917)	$6,547	$(8,464)	***
*** Indicates an absolute value percentage change greater than 100.
(a)    Primarily includes consulting fees related to a discrete initiative to reformulate our go-to-market strategy and post-sales processes.

Benefit for income taxes

The following table outlines our pre-tax net loss before income taxes and income tax accounts:

	Three months ended June 30,		Six months ended June 30,
In thousands	2025	2024	2025	2024
Loss before income taxes	$(9,074)	$(13,086)	$(23,221)	$(87,776)
Benefit for income taxes	(87,472)	(26,803)	(94,286)	(16,725)
Effective tax rate	NM	204.8%	NM	19.1%
NM - not meaningful.

The (benefit) provision for income taxes is calculated by applying the projected annual effective tax rate for the year to the current period's income or loss before tax, adjusted for the tax effects of any significant or unusual items (discrete events) and changes in tax laws.

The benefit for income taxes for the three months ended June 30, 2025, was primarily driven by an increase in the estimated annual effective tax rate, resulting from a decrease in full year net income before tax forecasts used in the second quarter of 2025. This benefit was partially offset by increases in valuation allowances on non-deductible U.S. interest expense, the global intangible low taxed income inclusion, and foreign tax expense. The benefit was calculated using an estimated annual effective tax rate of 403.1%. Excluding discrete items, the estimated annual effective tax rate was principally impacted by the increase in valuation allowances on non-deductible U.S. interest expense carryforwards, the global intangible low-taxed income inclusion and foreign tax expense, partially offset by the release of valuation allowances on capital loss carryforwards associated with the sale of the Statesman, which occurred in the first quarter of 2025. The estimated annual effective tax rate reflects the projected tax expense for the full year.

The benefit for income taxes for the six months ended June 30, 2025, was mainly driven by the pre-tax book loss and the release of valuation allowances on capital loss carryforwards associated with the sale of the Statesman. These benefits were partially offset by the increase in valuation allowances on non-deductible U.S. interest expense carryforwards and the global intangible low-taxed income inclusion.

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

Net income (loss) attributable to Gannett and diluted income (loss) per share attributable to Gannett

For the three months ended June 30, 2025, Net income attributable to Gannett and diluted income per share attributable to Gannett were $78.4 million and $0.42, respectively, compared to Net income attributable to Gannett and diluted income per share attributable to Gannett of $13.7 million and $0.09, respectively, for the three months ended June 30, 2024. For the six months ended June 30, 2025, Net income attributable to Gannett and diluted income per share attributable to Gannett were $71.1 million and $0.40, respectively, compared to Net loss attributable to Gannett and diluted loss per share attributable to Gannett of $71.0 million and $0.50, respectively, for the six months ended June 30, 2024. The change for the three and six months ended June 30, 2025, compared to the same periods in the prior year reflects the various items discussed above.

Segment Results

The Company evaluates the performance of its segments based on financial measures such as revenues and Segment Adjusted EBITDA (defined below). The Chief Operating Decision Maker ("CODM"), which is our Chief Executive Officer, uses Segment Adjusted EBITDA to evaluate the performance of our segments and allocate resources. Segment Adjusted EBITDA provides an assessment of controllable expenses and affords the CODM the ability to make decisions which are expected to facilitate meeting current financial goals as well as achieve optimal financial performance.

Management considers Segment Adjusted EBITDA to be an important metric to evaluate and compare the ongoing operating performance of our segments on a consistent basis across reporting periods as it eliminates the effect of items that we do not believe are indicative of each segment's core operating performance.

We define Segment Adjusted EBITDA as revenues less (1) operating costs and (2) selling, general and administrative expenses, plus (3) equity (income) loss in unconsolidated investees, net.

Segment Adjusted EBITDA also does not include: (1) Income tax expense (benefit), (2) Noncontrolling interest, (3) Interest expense, (4) Gains or losses on the early extinguishment of debt, (5) Non-operating pension income, (6) Loss on convertible notes derivative, (7) Depreciation and amortization, (8) Integration and reorganization costs, (9) Asset impairments, (10) Goodwill and intangible impairments, (11) Gains or losses on the sale or disposal of assets, (12) Share-based compensation expense, and (13) Other (income) expense, net.

Non-GAAP Measure

Total Adjusted EBITDA is defined as Segment Adjusted EBITDA plus Corporate.

Total Adjusted EBITDA is a non-GAAP financial performance measure we believe offers a useful view of the overall operation of our business, and may be different than similarly-titled measures used by other companies. A non-GAAP financial measure is generally defined as one that purports to measure historical or future financial performance, financial position, or cash flows, but excludes or includes amounts that would not be so excluded or included in the most comparable U.S. generally accepted accounting principles ("U.S. GAAP") measure.

Total Adjusted EBITDA has limitations as an analytical tool. It should not be viewed in isolation or as a substitute for U.S. GAAP measures of earnings. Material limitations in making the adjustments to our earnings to calculate Total Adjusted EBITDA and using this non-GAAP financial measure as compared to U.S. GAAP net income (loss) include: the exclusion of the cash portion of interest/financing expense, income tax (benefit) provision, and charges related to asset impairments, which are items that may significantly affect our financial results.

Management believes Total Adjusted EBITDA is important in evaluating our performance, results of operations, and financial position. We use this non-GAAP financial performance measure to supplement our U.S. GAAP results in order to provide a more complete understanding of the factors and trends affecting our business.

Total Adjusted EBITDA is not an alternative to Net income (loss) attributable to Gannett, or any other measure of performance derived in accordance with U.S. GAAP, and as such, should not be considered or relied upon as a substitute or alternatives for any such U.S. GAAP financial measure. We strongly urge you to review the reconciliation of Total Adjusted EBITDA to Net income (loss) attributable to Gannett along with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We also strongly urge you not to rely on any single financial performance measure to evaluate our business. In addition, because Total Adjusted EBITDA is not a measure of financial performance under U.S. GAAP and is susceptible to varying calculations, the Total Adjusted EBITDA measure as presented in this report may differ from and may not be comparable to similarly titled measures used by other companies.

Reconciliation of Total Adjusted EBITDA to Net income (loss) attributable to Gannett

	Three months ended June 30,		Six months ended June 30,
In thousands	2025	2024	2025	2024
Domestic Gannett Media	$43,224	$52,898	$76,388	$97,378
Newsquest	14,894	14,138	28,828	28,301
Digital Marketing Solutions	11,498	11,773	19,967	20,552
Segment Adjusted EBITDA	69,616	78,809	125,183	146,231
Corporate	(5,379)	(4,278)	(10,437)	(14,111)
Total Adjusted EBITDA	64,237	74,531	114,746	132,120
Benefit for income taxes	(87,472)	(26,803)	(94,286)	(16,725)
Net income (loss) attributable to noncontrolling interests	7	(31)	7	(31)
Interest expense	24,395	26,270	50,478	52,835
Loss (gain) on early extinguishment of debt	183	87	1,457	(530)
Non-operating pension income	(2,003)	(3,137)	(3,917)	(6,283)
Depreciation and amortization	42,644	38,258	85,278	76,556
Integration and reorganization costs(a)	12,318	19,775	21,816	37,656
Asset impairments	181	—	2,075	45,989
(Gain) loss on sale or disposal of assets, net	(1,584)	236	(22,264)	788
Share-based compensation expense	2,082	3,512	4,961	6,338
Other (income) expense, net(b)	(4,905)	2,616	(1,917)	6,547
Net income (loss) attributable to Gannett	$78,391	$13,748	$71,058	$(71,020)
(a)    Integration and reorganization costs mainly reflect severance-related expenses and other reorganization-related costs, designed primarily to right-size the Company's employee base, consolidate facilities and improve operations.
(b)    Other (income) expense, net primarily reflects expert fees associated with the litigation with Google, consulting fees related to a discrete initiative to reformulate our go-to-market strategy and post-sales processes, (gains) losses from the sale of investments and third-party debt costs.

Domestic Gannett Media segment

A summary of our Domestic Gannett Media segment results is presented below:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2025	2024	$	%	2025	2024	$	%
Digital	$161,026	$171,955	$(10,929)	(6)%	$317,077	$339,690	$(22,613)	(7)%
Print and commercial	278,273	319,954	(41,681)	(13)%	562,292	647,938	(85,646)	(13)%
Segment revenues	439,299	491,909	(52,610)	(11)%	879,369	987,628	(108,259)	(11)%
Operating costs	274,931	304,573	(29,642)	(10)%	553,224	625,435	(72,211)	(12)%
Selling, general and administrative expenses	121,983	134,997	(13,014)	(10)%	250,791	265,189	(14,398)	(5)%
Equity income in unconsolidated investees, net	(839)	(559)	(280)	50%	(1,034)	(374)	(660)	***
Segment Adjusted EBITDA	$43,224	$52,898	$(9,674)	(18)%	$76,388	$97,378	$(20,990)	(22)%
*** Indicates an absolute value percentage change greater than 100.

Revenues

The following table provides the breakout of Revenues by category:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2025	2024	$	%	2025	2024	$	%
Digital advertising	$75,151	$70,922	$4,229	6%	$146,605	$141,863	$4,742	3%
Digital marketing services	33,139	35,967	(2,828)	(8)%	65,897	72,053	(6,156)	(9)%
Digital-only subscription	40,451	44,622	(4,171)	(9)%	81,717	86,533	(4,816)	(6)%
Digital other	12,285	20,444	(8,159)	(40)%	22,858	39,241	(16,383)	(42)%
Digital	161,026	171,955	(10,929)	(6)%	317,077	339,690	(22,613)	(7)%

Print advertising	105,533	119,000	(13,467)	(11)%	210,708	234,619	(23,911)	(10)%
Print circulation	127,678	146,690	(19,012)	(13)%	260,882	302,936	(42,054)	(14)%
Commercial and other(a)	45,062	54,264	(9,202)	(17)%	90,702	110,383	(19,681)	(18)%
Print and commercial	278,273	319,954	(41,681)	(13)%	562,292	647,938	(85,646)	(13)%

Segment revenues	$439,299	$491,909	$(52,610)	(11)%	$879,369	$987,628	$(108,259)	(11)%
(a) Included Commercial printing and delivery revenues of $28.7 million and $37.3 million for the three months ended June 30, 2025 and 2024, respectively, and $58.6 million and $77.8 million for the six months ended June 30, 2025 and 2024, respectively.

For the three and six months ended June 30, 2025, Digital advertising revenues increased compared to the three and six months ended June 30, 2024, primarily due to an increase in national revenues, including programmatic and sponsored link revenue, partially offset by a decrease in local revenues and lower classified advertising spend. For the three and six months ended June 30, 2025, the increase in Digital advertising revenues was offset by the absence of revenues in 2025 of $1.1 million and $1.6 million, respectively, associated with businesses divested.

For the three and six months ended June 30, 2025, Digital marketing services revenues decreased compared to the three and six months ended June 30, 2024, primarily due to a decrease in client count. In addition, the decrease in Digital marketing services revenues for the three and six months ended June 30, 2025 reflected the absence of revenues in 2025 of $1.7 million and $2.6 million, respectively, associated with businesses divested.

For the three and six months ended June 30, 2025, Digital-only subscription revenues decreased compared to the three and six months ended June 30, 2024, primarily driven by a decrease in digital-only paid subscriptions, partially offset by an increase in rates. In addition, the decrease in Digital-only subscription revenues for the three and six months ended June 30, 2025 reflected the absence of revenues in 2025 of $1.2 million and $1.7 million, respectively, associated with businesses divested. Refer to "Key Performance Indicators" below for further discussion of digital-only paid subscriptions.

For the three and six months ended June 30, 2025, Digital other revenues decreased compared to the three and six months ended June 30, 2024, primarily due to the absence of revenues in 2025 of $4.7 million and $9.9 million, respectively, associated with businesses divested, as well as a decrease in affiliate and partnership revenues, mainly due to the termination and amendment of various affiliate agreements.

For the three and six months ended June 30, 2025, Print advertising revenues decreased compared to the three and six months ended June 30, 2024, primarily due to a decrease in local print display advertisements, a decrease in advertiser inserts, and lower spend on classified advertisements, partially offset by an increase in national print display advertisements. In addition, the decrease in Print advertising revenues for the three and six months ended June 30, 2025 reflected the absence of revenues in 2025 of $2.7 million and $3.9 million, respectively, associated with businesses divested.

For the three and six months ended June 30, 2025, Print circulation revenues decreased compared to the three and six months ended June 30, 2024, primarily due to a decline in home delivery, and to a lesser extent single copy revenues as a result of a reduction in the volume of subscribers, partially offset by an increase in rates. In addition, the decrease in Print circulation revenues for the three and six months ended June 30, 2025 reflected the absence of revenues in 2025 of $2.6 million and $3.7 million, respectively, associated with businesses divested.

For the three and six months ended June 30, 2025, Commercial and other revenues decreased compared to the three and six months ended June 30, 2024, primarily due to a decrease in commercial print and delivery revenues, mainly driven by the decline in production volume. In addition, the decrease in Commercial and other revenues for the three and six months ended June 30, 2025 reflected the absence of revenues in 2025 of $6.6 million and $13.4 million, respectively, associated with businesses divested, of which $4.0 million and $8.7 million, respectively, related to commercial print and delivery revenues.

Operating costs

The following table provides the breakout of Operating costs for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2025	2024	$	%	2025	2024	$	%
Newsprint and ink	$13,373	$16,846	$(3,473)	(21)%	$27,786	$35,419	$(7,633)	(22)%
Distribution	61,957	69,283	(7,326)	(11)%	126,462	143,766	(17,304)	(12)%
Compensation and benefits	86,113	93,059	(6,946)	(7)%	174,886	189,560	(14,674)	(8)%
Outside services	72,680	79,094	(6,414)	(8)%	142,869	160,059	(17,190)	(11)%
Other	40,808	46,291	(5,483)	(12)%	81,221	96,631	(15,410)	(16)%
Total operating costs	$274,931	$304,573	$(29,642)	(10)%	$553,224	$625,435	$(72,211)	(12)%

For the three and six months ended June 30, 2025, Newsprint and ink costs decreased compared to the three and six months ended June 30, 2024, primarily due to lower volume driven by the decline in revenues, as well as lower costs related to the absence of revenues in 2025 associated with businesses divested.

For the three and six months ended June 30, 2025, Distribution costs decreased compared to the three and six months ended June 30, 2024, primarily due to a decrease of approximately $5.5 million and $15.6 million, respectively, associated with lower home delivery and single copy revenues, the conversion to mail and route optimization in multiple markets, including the impact of businesses divested of $1.4 million and $2.0 million, respectively, as well as a decrease in postage costs of $1.8 million and $1.7 million, respectively, including the impact of businesses divested of $1.0 million and $2.1 million, respectively.

For the three and six months ended June 30, 2025, Compensation and benefits costs decreased compared to the three and six months ended June 30, 2024, primarily due to a decrease in headcount tied to ongoing cost control initiatives, the impact of businesses divested of $3.9 million and $7.3 million, respectively, facility closures and the conversion to mail delivery in multiple markets.

For the three and six months ended June 30, 2025, Outside services costs, which includes professional services fulfilled by third parties, media fees and other digital costs, and paid search and ad serving services, decreased compared to the three and six months ended June 30, 2024, primarily due to a decrease in news and editorial expenses of $2.4 million and $7.5 million, respectively, mainly due to the cease-use of certain licensed content and the impact of businesses divested, a decrease in third-party media fees of approximately $0.5 million and $3.7 million, respectively, a decrease in outside printing costs of $1.9 million and $3.0 million, respectively, and a decrease in event related expenses of approximately $0.9 million and $1.7 million, respectively, mainly due to the impact of businesses divested.

For the three and six months ended June 30, 2025, Other costs decreased compared to the three and six months ended June 30, 2024, primarily due to lower facility related expenses of approximately $5.2 million and $9.8 million, respectively, mainly associated with facility closures, and lower promotion costs of approximately $1.5 million and $4.0 million, respectively.

Selling, general and administrative expenses

The following table provides the breakout of Selling, general and administrative expenses for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2025	2024	$	%	2025	2024	$	%
Compensation and benefits	$57,492	$64,140	$(6,648)	(10)%	$118,608	$126,803	$(8,195)	(6)%
Outside services and other	64,491	70,857	(6,366)	(9)%	132,183	138,386	(6,203)	(4)%
Total selling, general and administrative expenses	$121,983	$134,997	$(13,014)	(10)%	$250,791	$265,189	$(14,398)	(5)%

For the three and six months ended June 30, 2025, Compensation and benefits costs decreased compared to the three and six months ended June 30, 2024, primarily due to a decline in payroll expenses of $4.3 million and $7.2 million, respectively, mainly due to a decrease in headcount tied to ongoing cost control initiatives, the impact of businesses divested and lower commissions related to revenue, as well as lower employee benefit costs of $2.4 million and $1.0 million, respectively.

For the three and six months ended June 30, 2025, Outside services and other costs, which include services fulfilled by third parties, decreased compared to the three and six months ended June 30, 2024, primarily due to lower expenses, including promotion and technology costs.

Newsquest segment

A summary of our Newsquest segment results is presented below:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2025	2024	$	%	2025	2024	$	%
Digital	$20,165	$19,744	$421	2%	$38,853	$39,664	$(811)	(2)%
Print and commercial	41,153	41,508	(355)	(1)%	78,313	81,786	(3,473)	(4)%
Segment revenues	61,318	61,252	66	—%	117,166	121,450	(4,284)	(4)%
Operating costs	30,941	31,584	(643)	(2)%	58,721	62,110	(3,389)	(5)%
Selling, general and administrative expenses	15,483	15,530	(47)	—%	29,617	31,039	(1,422)	(5)%
Segment Adjusted EBITDA	$14,894	$14,138	$756	5%	$28,828	$28,301	$527	2%

Revenues

The following table provides the breakout of Revenues by category:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2025	2024	$	%	2025	2024	$	%
Digital advertising	$12,730	$13,543	$(813)	(6)%	$24,647	$27,068	$(2,421)	(9)%
Digital marketing services	2,068	1,925	143	7%	3,938	4,013	(75)	(2)%
Digital-only subscription	2,222	1,660	562	34%	4,215	3,228	987	31%
Digital other	3,145	2,616	529	20%	6,053	5,355	698	13%
Digital	20,165	19,744	421	2%	38,853	39,664	(811)	(2)%

Print advertising	19,307	19,904	(597)	(3)%	36,760	38,961	(2,201)	(6)%
Print circulation	16,461	16,633	(172)	(1)%	32,307	33,710	(1,403)	(4)%
Commercial and other(a)	5,385	4,971	414	8%	9,246	9,115	131	1%
Print and commercial	41,153	41,508	(355)	(1)%	78,313	81,786	(3,473)	(4)%

Segment revenues	$61,318	$61,252	$66	—%	$117,166	$121,450	$(4,284)	(4)%
(a)     Included Commercial printing and delivery revenues of $2.6 million for each of the three months ended June 30, 2025 and 2024, and $5.0 million and $5.1 million for the six months ended June 30, 2025 and 2024, respectively.

For the three and six months ended June 30, 2025, Digital advertising revenues decreased compared to the three and six months ended June 30, 2024, primarily due to a decrease in national and local display revenues as well as lower spend on classified advertisements.

For the three and six months ended June 30, 2025, Digital-only subscription revenues increased compared to the three and six months ended June 30, 2024, primarily driven by an increase in digital-only paid subscriptions. Refer to "Key Performance Indicators" below for further discussion of digital-only paid subscriptions.

For the three and six months ended June 30, 2025, Digital other revenues increased compared to the three and six months ended June 30, 2024, primarily due to an increase in syndication revenues.

For the three and six months ended June 30, 2025, Print advertising revenues decreased compared to the three and six months ended June 30, 2024, primarily due to a decrease in national and local print display advertisements, partially offset by higher spend on classified advertisements.

For the six months ended June 30, 2025, Print circulation revenues decreased compared to the six months ended June 30, 2024, primarily due to a decline in single copy volume, partially offset by an increase in rates.

Operating costs

The following table provides the breakout of Operating costs for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2025	2024	$	%	2025	2024	$	%
Newsprint and ink	$2,413	$2,461	$(48)	(2)%	$4,716	$5,085	$(369)	(7)%
Distribution	3,186	3,137	49	2%	6,196	6,323	(127)	(2)%
Compensation and benefits	14,648	12,930	1,718	13%	27,777	25,909	1,868	7%
Outside services	3,614	3,741	(127)	(3)%	6,983	7,589	(606)	(8)%
Other	7,080	9,315	(2,235)	(24)%	13,049	17,204	(4,155)	(24)%
Total operating costs	$30,941	$31,584	$(643)	(2)%	$58,721	$62,110	$(3,389)	(5)%

For the three and six months ended June 30, 2025, Compensation and benefits costs increased compared to the three and six months ended June 30, 2024, primarily driven by an increase in payroll expenses due to a higher minimum wage and employer taxes.

For the three and six months ended June 30, 2025, Other costs decreased compared to the three and six months ended June 30, 2024, primarily associated with the decrease in both digital advertising and print advertising revenues.

Selling, general and administrative expenses

The following table provides the breakout of Selling, general and administrative expenses for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2025	2024	$	%	2025	2024	$	%
Compensation and benefits	$12,198	$11,917	$281	2%	$23,569	$23,662	$(93)	—%
Outside services and other	3,285	3,613	(328)	(9)%	6,048	7,377	(1,329)	(18)%
Total selling, general and administrative expenses	$15,483	$15,530	$(47)	—%	$29,617	$31,039	$(1,422)	(5)%

For the six months ended June 30, 2025, Outside services and other costs decreased compared to the six months ended June 30, 2024, mainly due to lower various miscellaneous expenses.

Digital Marketing Solutions segment

A summary of our DMS segment results is presented below:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2025	2024	$	%	2025	2024	$	%
Digital(a)	$117,478	$123,798	$(6,320)	(5)%	$226,187	$240,843	$(14,656)	(6)%
Segment revenues	117,478	123,798	(6,320)	(5)%	226,187	240,843	(14,656)	(6)%
Operating costs	85,118	89,358	(4,240)	(5)%	163,619	174,289	(10,670)	(6)%
Selling, general and administrative expenses	20,862	22,667	(1,805)	(8)%	42,601	46,002	(3,401)	(7)%
Segment Adjusted EBITDA	$11,498	$11,773	$(275)	(2)%	$19,967	$20,552	$(585)	(3)%
(a)Digital revenues are solely generated by digital marketing services revenues.

Revenues

For the three and six months ended June 30, 2025, Digital revenues decreased compared to the three and six months ended June 30, 2024, primarily due to a decline in the core direct business, mainly driven by a decline in customer count. Core platform average monthly revenues divided by average monthly customer count within the period ("Core platform ARPU") increased for the three and six months ended June 30, 2025. Refer to "Key Performance Indicators" below for further discussion of Core platform ARPU.

Operating costs

The following table provides the breakout of Operating costs for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2025	2024	$	%	2025	2024	$	%
Outside services	$75,971	$78,449	$(2,478)	(3)%	$143,952	$152,548	$(8,596)	(6)%
Compensation and benefits	8,137	8,998	(861)	(10)%	17,117	18,004	(887)	(5)%
Other	1,010	1,911	(901)	(47)%	2,550	3,737	(1,187)	(32)%
Total operating costs	$85,118	$89,358	$(4,240)	(5)%	$163,619	$174,289	$(10,670)	(6)%

For the three and six months ended June 30, 2025, Outside services costs decreased compared to the three and six months ended June 30, 2024, due to a decrease of $5.3 million and $11.9 million, respectively, of expenses associated with third-party media fees driven by a corresponding decrease in revenues, partially offset by an increase in costs, mainly outsourcing and professional services.

For the three and six months ended June 30, 2025, Compensation and benefits costs decreased compared to the three and six months ended June 30, 2024, primarily due to a decline in payroll expenses driven by headcount reductions.

For the three and six months ended June 30, 2025, Other costs decreased compared to the three and six months ended June 30, 2024, primarily due to a reduction in lease expense mainly associated with facility consolidations.

Selling, general and administrative expenses

The following table provides the breakout of Selling, general and administrative expenses for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2025	2024	$	%	2025	2024	$	%
Compensation and benefits	$18,436	$19,786	$(1,350)	(7)%	$38,179	$39,431	$(1,252)	(3)%
Outside services and other	2,426	2,881	(455)	(16)%	4,422	6,571	(2,149)	(33)%
Total selling, general and administrative expenses	$20,862	$22,667	$(1,805)	(8)%	$42,601	$46,002	$(3,401)	(7)%

For the three and six months ended June 30, 2025, Compensation and benefits costs decreased compared to the three and six months ended June 30, 2024, primarily due to a decline in payroll expense driven by headcount reductions.

For the six months ended June 30, 2025, Outside services and other costs decreased compared to the six months ended June 30, 2024, primarily due to lower promotion costs, partially offset by higher bad debt expense of $0.8 million.

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

The following tables provide information regarding certain KPIs for the Domestic Gannett Media, Newsquest and DMS segments:

	Three months ended June 30,				Six months ended June 30,
In thousands, except ARPU	2025	2024	Change	% Change	2025	2024	Change	% Change
Domestic Gannett Media
Digital-only ARPU	$7.92	$7.70	$0.22	3%	$7.67	$7.49	$0.18	2%

Newsquest
Digital-only ARPU	$6.01	$5.94	$0.07	1%	$5.96	$5.99	$(0.03)	(1)%

Total Gannett
Digital-only ARPU	$7.79	$7.62	$0.17	2%	$7.57	$7.43	$0.14	2%

DMS
Core platform revenues	$116,927	$122,843	$(5,916)	(5)%	$225,093	$238,893	$(13,800)	(6)%
Core platform ARPU	$2,830	$2,777	$53	2%	$2,762	$2,738	$24	1%
Core platform average customer count	13.8	14.7	(0.9)	(6)%	13.6	14.5	(0.9)	(6)%

	As of June 30,
In thousands	2025	2024	% Change
Digital-only paid subscriptions
Domestic Gannett Media	1,597	1,938	(18)%
Newsquest	126	96	31%
Total Gannett	1,723	2,034	(15)%

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

Details of our cash flows are included in the table below:

	Six months ended June 30,
In thousands	2025	2024
Cash provided by operating activities	$55,863	$57,576
Cash provided by (used for) investing activities	27,804	(16,266)
Cash used for financing activities	(102,163)	(43,524)
Effect of currency exchange rate change on cash	(1,520)	396
Decrease in cash, cash equivalents and restricted cash	$(20,016)	$(1,818)

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

Cash flows provided by operating activities were $55.9 million for the six months ended June 30, 2025, compared to $57.6 million for the six months ended June 30, 2024. The decrease in cash flows provided by operating activities was primarily due to lower cash receipts related to deferred revenues, partially offset by decreases in contributions to our pension and other postretirement benefit plans, cash paid for taxes, cash paid for interest and severance payments.

Cash flows provided by (used for) investing activities: Cash flows provided by investing activities were $27.8 million for the six months ended June 30, 2025, compared to cash used for investing activities of $16.3 million for the six months ended June 30, 2024. The change in cash flows provided by (used for) investing activities was primarily due to the increase in proceeds from the sale of real estate and other non-strategic assets of $49.7 million, partially offset by an increase in purchases of property, plant and equipment of $5.9 million.

Cash flows used for financing activities: Cash flows used for financing activities were $102.2 million for the six months ended June 30, 2025, compared to $43.5 million for the six months ended June 30, 2024. The increase in cash flows used for financing activities was primarily due to the increase in repayments of long-term debt of $58.3 million, the 2027 Notes repurchase of $14.6 million in April 2025 and a $1.0 million increase in payments of deferred financing costs, partially offset by $15.0 million in borrowings of long-term debt, drawn under the 2029 Delayed Draw Facility.

Debt

As of June 30, 2025, the carrying value of our outstanding debt totaled $988.9 million, which consisted of $750.7 million related to the 2029 Term Loan Facility, $216.3 million related to the 2031 Notes (defined below), and $21.9 million related to the 6.000% Senior Secured Convertible Notes due 2027 (the "2027 Notes").

In April 2025, we received a waiver from certain lenders of our 2029 Term Loan Facility and certain holders of our 2031 Notes (as defined below) and entered into a privately negotiated agreement with a holder of our 2027 Notes to repurchase $14.0 million principal amount of our outstanding 2027 Notes at 105% of par value, plus accrued and unpaid interest, for $15.0 million in cash. This transaction was financed using proceeds from our 2029 Delayed Draw Facility, and as a result as of June 30, 2025, $15.0 million had been drawn under the 2029 Delayed Draw Facility. As a result of this transaction, we recognized an immaterial loss on the early extinguishment of debt in the second quarter of 2025.

The 2029 Term Loan Facility bears interest at an annual rate equal, at the Borrower's option, to either (i) an alternate base rate (which shall not be less than 2.50% per annum) plus a margin equal to 4.00% per annum or (ii) Adjusted Term SOFR (which shall not be less than 1.50%) plus a margin equal to 5.00% per annum. The 2029 Term Loan Facility will mature on October 15, 2029 and is freely prepayable without penalty.

The 2029 Term Loan Facility is amortized at a rate of $17.3 million per quarter, with such rate to be adjusted upon the borrowing of any delayed-draw term loans to the extent necessary to cause such delayed-draw term loans to be fungible with the initial term loans under the 2029 Term Loan Facility. In addition, we are required to repay the 2029 Term Loan Facility from time to time with (i) the proceeds of non-ordinary course asset sales and casualty and condemnation events, (ii) the proceeds of indebtedness that is not otherwise permitted under the 2029 Term Loan Facility and (iii) the aggregate amount of cash and cash equivalents on hand at the Company and our restricted subsidiaries in excess of $100.0 million as of the last day of any fiscal year of the Company (beginning with the fiscal year ended December 31, 2024).

For the six months ended June 30, 2025, the Company prepaid $97.9 million under the 2029 Term Loan Facility, including quarterly amortization payments, which were classified as financing activities in the Consolidated statements of cash flows.

Interest on the 2027 Notes and our 6.000% Senior Secured Convertible Notes due 2031 (the "2031 Notes") is payable semi-annually in arrears, and the 2027 Notes and 2031 Notes mature on December 1, 2027, and December 1, 2031, respectively, unless earlier repurchased or converted. The 2027 Notes and 2031 Notes may be converted at any time by the Holders into cash, shares of the Company's common stock, par value $0.01 per share (the "Common Stock") or any combination of cash and Common Stock, at the Company's election. The initial conversion rate for both the 2027 Notes and the 2031 Notes is 200 shares of Common Stock per $1,000 principal amount of the 2027 Notes, which is equal to a conversion price of $5.00 per share of Common Stock (the "Conversion Price"). For the six months ended June 30, 2025, no shares of Common Stock were issued upon conversion, exercise, or satisfaction of the required conditions of the 2027 Notes or the 2031 Notes.

Our 2029 Term Loan Facility, 2031 Notes and 2027 Notes all contain usual and customary covenants and events of default. As of June 30, 2025, we were in compliance with all such covenants and obligations.

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

During the three and six months ended June 30, 2025, we did not repurchase any shares of Common Stock under the Stock Repurchase Program. As of June 30, 2025, the remaining authorized amount under the Stock Repurchase Program was approximately $96.9 million. We do not currently anticipate repurchasing any shares of Common Stock pursuant to the Stock Repurchase Program in the third quarter of 2025.

We expect our capital expenditures for the remainder of 2025 to total approximately $30 million. These capital expenditures are anticipated to be primarily comprised of projects related to digital product development, costs associated with our print and technology systems, and system upgrades.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes during the quarter ended June 30, 2025, to the information disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risks of our Form 10-K for the fiscal year ended December 31, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding legal proceedings may be found in Note 11 — Commitments, contingencies, and other matters — Legal proceedings of the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q, which is incorporated herein by reference, and should be read in conjunction with the discussion set forth under Part II, "Item 1. Legal Proceedings" and Note 11 — Commitments, contingencies, and other matters — Legal proceedings of the notes to the condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors described in Part I, Item 1A, Risk Factors of our Form 10-K for the fiscal year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

The following table provides information regarding shares withheld from our employees to satisfy certain tax obligations in connection with the vesting of restricted stock awards during the three months ended June 30, 2025. The shares of common stock withheld to satisfy tax withholding obligations may be deemed purchases of such shares required to be disclosed pursuant to this Item 2. We did not repurchase any of our equity securities in the open market during the three months ended June 30, 2025.

In thousands, except per share amounts	Total number of shares purchased (a)	Average price paid per share (a)	Total number of shares purchased as part of publicly announced program (b)	Maximum approximate dollar value of shares that may yet be purchased under the Stock Repurchase Program (b)
Period
April 1, 2025 - April 30, 2025	3	$3.02	—	$—
May 1, 2025 - May 31, 2025	—	$—	—	$—
June 1, 2025 - June 30, 2025	92	$3.40	—	$—
Total	95	$3.39	—	$—
(a)Represents shares of Common Stock withheld pursuant to the 2023 Stock Incentive Plan to cover employee tax-withholding obligations upon vesting of restricted stock awards in the second quarter of 2025. Amounts in the average price paid per share column reflect the weighted average price for shares withheld in satisfaction of these tax-withholding obligations.
(b)In February 2022, the Company's Board of Directors authorized the repurchase of up to $100 million of Common Stock (the "Stock Repurchase Program"). Repurchases may be made from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or by means of one or more tender offers, in each case, as permitted by securities laws and other legal requirements. During the three months ended June 30, 2025, the Company did not repurchase any shares of Common Stock under the Stock Repurchase Program. As of June 30, 2025, the remaining authorized amount under the Stock Repurchase Program was approximately $96.9 million. The Company does not anticipate repurchasing any shares of Common Stock pursuant to the Stock Repurchase Program during the third quarter of 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

This item is not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any "non-Rule 10b5-1 trading arrangement" (as defined by Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Number	Description	Location
10.1	Waiver and Amendment, dated as of April 15, 2025, to the Amendment and Restatement Agreement dated as of October 15, 2024, by and among Gannett Co., Inc., Gannett Holdings LLC, the other Guarantors party thereto, the Lenders party thereto, Citibank, N.A., as the existing administrative agent and collateral agent, and Apollo Administrative Agency LLC, as administrative agent and collateral agent.	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.	Filed herewith.
32.1	Section 1350 Certification of Principal Executive Officer.	Furnished herewith.
32.2	Section 1350 Certification of Principal Financial Officer.	Furnished herewith.
101
The following financial information from Gannett Co., Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income; (iii) Condensed Consolidated Statements of Cash Flow; (iv) Condensed Consolidated Statements of Equity; and (v) Notes to Condensed Consolidated Financial Statements
Attached.
104	Cover Page Interactive Data File (formatted as Inline XBRL and embedded within the Inline XBRL document)	Attached.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 31, 2025	GANNETT CO., INC.

/s/ Trisha Gosser
Trisha Gosser
Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)