Form 10-Q
period 2025-09-30
Gannett Co., Inc.
filed 2025-10-30
CIK 1579684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of October 27, 2025, 147,108,750 shares of the registrant's Common Stock were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Part I, Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our current views regarding, among other things, our future or ongoing growth, results of operations, performance, business prospects and opportunities, stock repurchases, our expectations, in terms of both amount and timing, with respect to debt repayment and our capital structure, our foundation, and our environmental, social and governance goals, and are not statements of historical fact. Words such as "anticipate(s)," "expect(s)," "intend(s)," "plan(s)," "focus(ed)," "goal(s)," "project(ed)," "believe(s)," "will," "would," "could," "can," "may," "seek(s)," "estimate(s)" and similar expressions are intended to identify such forward-looking statements.

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

INDEX TO GANNETT CO., INC.
Q3 2025 FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GANNETT CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share data	September 30, 2025	December 31, 2024
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$75,246	$106,299
Accounts receivable, net of allowance for credit losses of $13,234 and $13,596 as of September 30, 2025 and December 31, 2024, respectively	220,068	239,636
Inventories	13,232	20,910
Prepaid expenses	45,157	40,268
Other current assets	12,374	18,782
Total current assets	366,077	425,895
Property, plant and equipment, net of accumulated depreciation of $391,094 and $337,013 as of September 30, 2025 and December 31, 2024, respectively	197,203	240,980
Operating lease assets	124,325	143,955
Goodwill	518,694	530,028
Intangible assets, net	357,083	430,374
Deferred tax assets	146,601	60,983
Pension and other assets	214,359	207,932
Total assets	$1,924,342	$2,040,147
Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$314,765	$318,384
Deferred revenue	107,750	108,000
Current portion of long-term debt	69,315	74,300
Operating lease liabilities	35,072	39,761
Other current liabilities	1,608	5,157
Total current liabilities	528,510	545,602
Long-term debt	663,886	755,754
Convertible debt	238,661	249,757
Deferred tax liabilities	8,641	4,928
Pension and other postretirement benefit obligations	35,171	37,820
Long-term operating lease liabilities	148,447	167,731
Other long-term liabilities	107,515	125,921
Total noncurrent liabilities	1,202,321	1,341,911
Total liabilities	1,730,831	1,887,513
Commitments and contingent liabilities (See Note 11)
Equity
Preferred stock, $0.01 par value per share, 300,000 shares authorized, none of which were issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value per share, 2,000,000,000 shares authorized; 159,887,712 shares issued and 147,108,750 shares outstanding at September 30, 2025; 158,835,742 shares issued and 147,388,555 shares outstanding at December 31, 2024	1,599	1,588
Treasury stock, at cost, 12,778,962 shares and 11,447,187 shares at September 30, 2025 and December 31, 2024, respectively	(23,607)	(20,540)
Additional paid-in capital	1,285,444	1,281,801
Accumulated deficit	(1,021,737)	(1,053,546)
Accumulated other comprehensive loss	(47,690)	(56,164)
Total Gannett stockholders' equity	194,009	153,139
Noncontrolling interests	(498)	(505)
Total equity	193,511	152,634
Total liabilities and equity	$1,924,342	$2,040,147
The accompanying notes are an integral part of these condensed consolidated financial statements.

GANNETT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
In thousands, except per share amounts	2025	2024	2025	2024
Digital	$262,744	$277,386	$778,573	$823,263
Print and commercial	298,052	335,053	938,657	1,064,777
Total revenues	560,796	612,439	1,717,230	1,888,040
Operating costs	352,306	375,912	1,068,376	1,169,785
Selling, general and administrative expenses	153,743	176,456	485,356	532,776
Depreciation and amortization	43,211	40,398	128,489	116,954
Integration and reorganization costs	15,708	17,307	37,524	54,963
Asset impairments	—	87	2,075	46,076
(Gain) loss on sale or disposal of assets, net	(62)	784	(22,326)	1,572
Interest expense	23,835	25,959	74,313	78,794
Loss (gain) on early extinguishment of debt	24	176	1,481	(354)
Equity (income) loss in unconsolidated investees, net	(549)	97	(1,583)	(277)
Other (income) expense, net	(5,806)	1,346	(11,640)	1,610
Loss before income taxes	(21,614)	(26,083)	(44,835)	(113,859)
Provision (benefit) for income taxes	17,635	(6,429)	(76,651)	(23,154)
Net (loss) income	(39,249)	(19,654)	31,816	(90,705)
Net (loss) income attributable to noncontrolling interests	—	(1)	7	(32)
Net (loss) income attributable to Gannett	$(39,249)	$(19,653)	$31,809	$(90,673)

(Loss) income per share attributable to Gannett - basic	$(0.27)	$(0.14)	$0.22	$(0.64)
(Loss) income per share attributable to Gannett - diluted	$(0.27)	$(0.14)	$0.21	$(0.64)

Other comprehensive income (loss):
Foreign currency translation adjustments	$(5,966)	$13,829	$15,856	$12,917
Pension and other postretirement benefit items:
Net actuarial gain (loss)	—	—	—	(538)
Amortization of net actuarial gain (loss)	209	257	569	726
Amortization of prior service cost	(125)	(125)	(374)	(375)
Equity method investments	(899)	—	(725)	116
Other	2,778	(8,432)	(8,499)	(7,422)
Total pension and other postretirement benefit items	1,963	(8,300)	(9,029)	(7,493)
Other comprehensive (loss) income before tax	(4,003)	5,529	6,827	5,424
Income tax provision (benefit) related to components of other comprehensive income (loss)	576	(1,645)	(1,647)	(1,505)
Other comprehensive (loss) income, net of tax	(4,579)	7,174	8,474	6,929
Comprehensive (loss) income	(43,828)	(12,480)	40,290	(83,776)
Comprehensive (loss) income attributable to noncontrolling interests	—	(1)	7	(32)
Comprehensive (loss) income attributable to Gannett	$(43,828)	$(12,479)	$40,283	$(83,744)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GANNETT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
In thousands	2025	2024
Operating activities
Net income (loss)	$31,816	$(90,705)
Adjustments to reconcile net income (loss) to operating cash flows:
Depreciation and amortization	128,489	116,954
Share-based compensation expense	6,838	9,243
Non-cash interest expense	4,567	15,905
(Gain) loss on sale or disposal of assets, net	(22,326)	1,572
Loss (gain) on early extinguishment of debt	1,481	(354)
Asset impairments	2,075	46,076
Pension and other postretirement benefit obligations	(9,675)	(20,047)
Equity income in unconsolidated investees, net	(1,583)	(277)
Change in other assets and liabilities, net	(70,656)	12,954
Cash provided by operating activities	71,026	91,321
Investing activities
Purchase of property, plant and equipment	(38,901)	(36,708)
Proceeds from sale of real estate and other assets	51,359	19,257
Proceeds from the sale of investments	6,161	588
Change in other investing activities	(1,000)	(202)
Cash provided by (used for) investing activities	17,619	(17,065)
Financing activities
Payments of deferred financing costs	(992)	—
Borrowings of long-term debt	15,000	—
Repayments of long-term debt	(116,393)	(68,116)
Repurchase of convertible debt	(14,647)	—
Treasury stock	(3,064)	(3,141)
Changes in other financing activities	(610)	(1,251)
Cash used for financing activities	(120,706)	(72,508)
Effect of currency exchange rate change on cash	(1,302)	(681)
(Decrease) increase in cash, cash equivalents and restricted cash	(33,363)	1,067
Cash, cash equivalents and restricted cash at beginning of period	116,181	110,612
Cash, cash equivalents and restricted cash at end of period	$82,818	$111,679
The accompanying notes are an integral part of these condensed consolidated financial statements.

GANNETT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three months ended September 30, 2025
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Treasury stock		Non-controlling interest
In thousands	Shares	Amount				Shares	Amount		Total
Balance at June 30, 2025	159,381	$1,594	$1,284,699	$(43,111)	$(982,488)	12,751	$(23,607)	$(498)	$236,589
Net loss	—	—	—	—	(39,249)	—	—	—	(39,249)
Other comprehensive loss, net(a)	—	—	—	(4,579)	—	—	—	—	(4,579)
Restricted stock awards settled, net of withholdings	496	5	(1,072)	—	—	—	—	—	(1,067)
Share-based compensation expense	—	—	1,877	—	—	—	—	—	1,877
Issuance of common stock	11	—	44	—	—	—	—	—	44
Restricted share forfeiture	—	—	—	—	—	28	—	—	—
Other activity	—	—	(104)	—	—	—	—	—	(104)
Balance at September 30, 2025	159,888	$1,599	$1,285,444	$(47,690)	$(1,021,737)	12,779	$(23,607)	$(498)	$193,511

	Three months ended September 30, 2024
	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Treasury stock		Non-controlling interest
In thousands	Shares	Amount				Shares	Amount		Total
Balance at June 30, 2024	158,817	$1,588	$1,432,682	$(65,786)	$(1,098,212)	11,163	$(20,499)	$(503)	$249,270
Net loss	—	—	—	—	(19,653)	—	—	(1)	(19,654)
Other comprehensive income, net(a)	—	—	—	7,174	—	—	—	—	7,174
Share-based compensation expense	—	—	2,905	—	—	—	—	—	2,905
Issuance of common stock	5	—	25	—	—	—	—	—	25
Treasury stock	—	—	—	—	—	8	(38)	—	(38)
Restricted share forfeiture	—	—	—	—	—	220	(2)	—	(2)
Other activity	—	—	267	—	—	—	—	—	267
Balance at September 30, 2024	158,822	$1,588	$1,435,879	$(58,612)	$(1,117,865)	11,391	$(20,539)	$(504)	$239,947
(a) For the three months ended September 30, 2025 and 2024, Other comprehensive (loss) income is net of an income tax provision of $0.6 million and an income tax benefit of $1.6 million, respectively.

GANNETT CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Nine months ended September 30, 2025
	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Treasury stock		Non-controlling interest
In thousands	Shares	Amount				Shares	Amount		Total
Balance at December 31, 2024	158,836	$1,588	$1,281,801	$(56,164)	$(1,053,546)	11,447	$(20,540)	$(505)	$152,634
Net income	—	—	—	—	31,809	—	—	7	31,816
Other comprehensive income, net(a)	—	—	—	8,474	—	—	—	—	8,474
Restricted stock awards settled, net of withholdings	496	5	(1,072)	—	—	—	—	—	(1,067)
Performance stock units settled, net of withholdings	232	3	(523)	—	—	—	—	—	(520)
Share-based compensation expense	—	—	6,838	—	—	—	—	—	6,838
Equity component - 2027 Notes	—	—	(2,043)	—	—	—	—	—	(2,043)
Issuance of common stock	324	3	125	—	—	—	—	—	128
Treasury stock	—	—	—	—	—	966	(3,064)	—	(3,064)
Restricted share forfeiture	—	—	—	—	—	366	(3)	—	(3)
Other activity	—	—	318	—	—	—	—	—	318
Balance at September 30, 2025	159,888	$1,599	$1,285,444	$(47,690)	$(1,021,737)	12,779	$(23,607)	$(498)	$193,511

	Nine months ended September 30, 2024
	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Treasury stock		Non-controlling interest
In thousands	Shares	Amount				Shares	Amount		Total
Balance at December 31, 2023	158,555	$1,586	$1,426,325	$(65,541)	$(1,027,192)	9,615	$(17,393)	$(472)	$317,313
Net loss	—	—	—	—	(90,673)	—	—	(32)	(90,705)
Other comprehensive income, net(a)	—	—	—	6,929	—	—	—	—	6,929
Share-based compensation expense	—	—	9,243	—	—	—	—	—	9,243
Issuance of common stock	267	2	72	—	—	—	—	—	74
Treasury stock	—	—	—	—	—	1,289	(3,141)	—	(3,141)
Restricted share forfeiture	—	—	—	—	—	487	(5)	—	(5)
Other activity	—	—	239	—	—	—	—	—	239
Balance at September 30, 2024	158,822	$1,588	$1,435,879	$(58,612)	$(1,117,865)	11,391	$(20,539)	$(504)	$239,947
(a) For the nine months ended September 30, 2025 and 2024, Other comprehensive (loss) income is net of an income tax benefit of $1.6 million and $1.5 million, respectively.

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

In the opinion of management, the unaudited condensed consolidated financial statements as of September 30, 2025 include all the assets, liabilities, revenues, expenses, and cash flows of entities which Gannett controls due to ownership of a majority voting interest ("subsidiaries"). In addition, in the opinion of management, the unaudited condensed consolidated financial statements as of September 30, 2025 reflect all necessary adjustments for a fair statement of the results for the interim period. All significant intercompany accounts and transactions have been eliminated in consolidation, and the Company consolidates its subsidiaries.

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

Recent accounting pronouncements not yet adopted

Derivatives and hedging (Topic 815) and revenue from contracts with customers (Topic 606): Derivatives scope refinements and scope clarification for share-based noncash consideration from a customer in a revenue contract

In September 2025, the Financial Accounting Standards Board (the "FASB") issued guidance, Accounting Standards Update ("ASU") 2025-07, which refines the scope of derivative accounting and clarifies the accounting for share-based noncash consideration received from customers. ASU 2025-07 introduces a scope exception for certain non-exchange-traded contracts whose "underlyings", as defined in the ASU, are specific to a party's own operations and clarifies that Accounting Standards Codification ("ASC") ASC 606, "Revenue from Contracts with Customers" ("ASC 606"), is applied initially to share-based noncash consideration, with other accounting guidance applied only once the right to receive or retain such consideration becomes unconditional. ASU 2025-07 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the provisions of ASU 2025-07 and assessing the impact on the condensed consolidated financial statements.

Targeted improvements to the accounting for internal-use software

In September 2025, the FASB issued guidance, ASU 2025-06, which updates the accounting for costs of internal-use software. The guidance in ASU 2025-06 replaces the prescriptive project-stage model with a principles-based framework that focuses on management’s authorization and commitment to a project and the probability of completion. Additionally, disclosures for property, plant and equipment will be required for all capitalized software costs. ASU 2025-06 also supersedes the separate website development guidance and incorporates related provisions into the internal-use software guidance. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the provisions of ASU 2025-06 and assessing the impact on the condensed consolidated financial statements.

Measurement of credit losses for accounts receivable and contract assets

In July 2025, the FASB issued guidance, ASU 2025-05, which provides a practical expedient for estimating expected credit losses on current account receivables and current contract assets arising from transactions accounted for under ASC 606. ASU 2025-05 allows entities to assume that current conditions existing at the balance sheet date will remain constant over the life of the receivable or contract asset. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the provisions of ASU 2025-05 and assessing the impact on the condensed consolidated financial statements.

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

The following tables present our revenues disaggregated by segment and revenue type:

	Three months ended September 30, 2025
In thousands	Domestic Gannett Media	Newsquest	Digital Marketing Solutions	Corporate	Intersegment eliminations	Consolidated
Digital advertising	$73,014	$14,162	$—	$—	$—	$87,176
Digital marketing services	31,273	2,326	114,418	—	(33,224)	114,793
Digital-only subscription	41,303	2,410	—	—	—	43,713
Digital other	12,515	3,023	—	1,524	—	17,062
Digital	158,105	21,921	114,418	1,524	(33,224)	262,744

Print advertising	94,691	17,830	—	—	—	112,521
Print circulation	121,896	16,577	—	—	—	138,473
Commercial and other(a)	42,363	4,695	—	—	—	47,058
Print and commercial	258,950	39,102	—	—	—	298,052

Total revenues(b)	$417,055	$61,023	$114,418	$1,524	$(33,224)	$560,796
(a)     For the three months ended September 30, 2025, included Commercial printing and delivery revenues of $26.5 million and $2.7 million at the Domestic Gannett Media and Newsquest segments, respectively.
(b)     Revenues generated from international operations comprised 12.9% of total revenues for the three months ended September 30, 2025.

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
(b)     Revenues generated from international operations comprised 11.4% of total revenues for the three months ended September 30, 2024.

	Nine months ended September 30, 2025
In thousands	Domestic Gannett Media	Newsquest	Digital Marketing Solutions	Corporate	Intersegment eliminations	Consolidated
Digital advertising	$219,619	$38,809	$—	$—	$—	$258,428
Digital marketing services	97,170	6,264	340,605	—	(102,569)	341,470
Digital-only subscription	123,020	6,625	—	—	—	129,645
Digital other	35,373	9,076	—	4,581	—	49,030
Digital	475,182	60,774	340,605	4,581	(102,569)	778,573

Print advertising	305,399	54,590	—	—	—	359,989
Print circulation	382,778	48,884	—	—	—	431,662
Commercial and other(a)	133,065	13,941	—	—	—	147,006
Print and commercial	821,242	117,415	—	—	—	938,657

Total revenues(b)	$1,296,424	$178,189	$340,605	$4,581	$(102,569)	$1,717,230
(a)     For the nine months ended September 30, 2025, included Commercial printing and delivery revenues of $85.1 million and $7.7 million at the Domestic Gannett Media and Newsquest segments, respectively.
(b)     Revenues generated from international operations comprised 12.2% of total revenues for the nine months ended September 30, 2025.

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

The following table presents the change in the deferred revenues balance:

	Nine months ended September 30,
In thousands	2025	2024
Beginning balance	$108,000	$120,502
Receipts, net of refunds	709,041	795,425
Revenue recognized	(709,291)	(807,621)
Ending balance	$107,750	$108,306

NOTE 3 — Accounts receivable, net

Receivables are presented net of allowances, which reflect the Company's expected credit losses based on historical experience as well as current and expected economic conditions. The following table presents changes in the allowance for credit losses:

	Nine months ended September 30,
In thousands	2025	2024
Beginning balance	$13,596	$16,338
Current period provision	5,259	3,092
Write-offs charged against the allowance	(7,008)	(6,639)
Recoveries of amounts previously written-off	1,214	2,190
Other	173	189
Ending balance	$13,234	$15,170

For the three and nine months ended September 30, 2025, the Company recorded $2.4 million and $5.3 million in bad debt expense, respectively. For the three and nine months ended September 30, 2024, the Company recorded $1.5 million and $3.1 million in bad debt expense, respectively. Bad debt expense is included in Selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss).

NOTE 4 — Goodwill and intangible assets

Goodwill and intangible assets consisted of the following:

	September 30, 2025			December 31, 2024
In thousands	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets:
Advertiser relationships	$434,850	$306,264	$128,586	$445,356	$279,176	$166,180
Other customer relationships	88,601	65,366	23,235	89,106	59,198	29,908
Subscriber relationships	240,271	199,152	41,119	250,820	183,895	66,925
Other intangible assets	66,870	66,801	69	66,870	66,212	658
Sub-total	$830,592	$637,583	$193,009	$852,152	$588,481	$263,671
Indefinite-lived intangible assets:
Mastheads			164,074			166,703
Total intangible assets			$357,083			$430,374
Goodwill			$518,694			$530,028

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

As of September 30, 2025, the Company performed a review of potential impairment indicators under both ASC 350 and ASC 360, and it was determined that no indicators of impairment were present.

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

Severance-related expenses

The Company recorded severance-related expenses by segment as follows:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2025	2024	2025	2024
Domestic Gannett Media	$9,797	$3,064	$20,446	$11,257
Newsquest	211	84	706	496
Digital Marketing Solutions	611	1,026	1,728	1,135
Corporate	1,872	243	3,976	1,212
Total	$12,491	$4,417	$26,856	$14,100

A roll-forward of the accrued severance and related expenses included in Accounts payable and accrued liabilities on the condensed consolidated balance sheets for the nine months ended September 30, 2025 is as follows:

In thousands	Severance and related expenses
Beginning balance	$5,491
Restructuring provision included in integration and reorganization costs	26,856
Cash payments	(14,705)
Other(a)	1,776
Ending balance	$19,418
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

Other reorganization-related costs

Other reorganization-related costs represent individual restructuring programs, designed primarily to right-size the Company's employee base, consolidate facilities and improve operations. The Company recorded Other reorganization-related costs by segment as follows:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2025	2024	2025	2024
Domestic Gannett Media(a)	$1,741	$10,298	$3,369	$31,687
Newsquest	(30)	—	(25)	—
Digital Marketing Solutions	—	4	—	807
Corporate(b)	1,506	2,588	7,324	8,369
Total	$3,217	$12,890	$10,668	$40,863
(a) For the nine months ended September 30, 2025, included the reversal of a withdrawal liability related to a multiemployer pension plan of $1.8 million based on the settlement of the withdrawal liability. For the three and nine months ended September 30, 2024, included $10.0 million and $19.9 million, respectively, related to withdrawal liabilities which were expensed as a result of ceasing contributions to multiemployer pension plans. In addition, for the nine months ended September 30, 2024, also included $9.7 million expensed as of the cease-use date related to certain licensed content.
(b)    For the nine months ended September 30, 2025, included $2.1 million expensed related to the departure of the Company's former Chief Financial Officer.

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

NOTE 6 — Debt

The Company's debt as of September 30, 2025 and December 31, 2024 consisted of the financing arrangements described below.

	September 30, 2025				December 31, 2024
In millions	Principal balance	Unamortized original issue discount	Unamortized deferred financing costs	Carrying value	Principal balance	Unamortized original issue discount	Unamortized deferred financing costs	Carrying value
2029 Term Loan Facility	$748.6	$(9.4)	$(6.0)	$733.2	$850.0	$(12.2)	$(7.7)	$830.1
2031 Notes	223.7	(4.5)	(2.6)	216.6	223.7	(5.0)	(2.8)	215.9
2027 Notes	24.1	(2.1)	—	22.0	38.1	(4.2)	(0.1)	33.8
Total debt	$996.4	$(16.0)	$(8.6)	$971.8	$1,111.8	$(21.4)	$(10.6)	$1,079.8
Less: Current portion of long-term debt	$(69.3)	$—	$—	$(69.3)	$(74.3)	$—	$—	$(74.3)
Non-current portion of long-term debt	$927.1	$(16.0)	$(8.6)	$902.5	$1,037.5	$(21.4)	$(10.6)	$1,005.5

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

In April 2025, the Company received a waiver from certain lenders of its 2029 Term Loan Facility and certain holders of its 2031 Notes (as defined below) and entered into a privately negotiated agreement with a holder of its 2027 Notes (as defined below) to repurchase $14.0 million principal amount of its outstanding 2027 Notes at 105% of par value, plus accrued and unpaid interest, for $15.0 million in cash. This transaction was financed using proceeds from the Company's 2029 Delayed Draw Facility, and as a result as of September 30, 2025, $15.0 million had been drawn under the 2029 Delayed Draw Facility. As a result of this transaction, the Company recognized an immaterial loss on the early extinguishment of debt during the nine months ended September 30, 2025.

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

The 2029 Term Loan Facility is amortized at a rate of $17.3 million per quarter. In addition, we are required to repay the 2029 Term Loan Facility from time to time with (i) the proceeds of non-ordinary course asset sales and casualty and condemnation events, (ii) the proceeds of indebtedness that is not otherwise permitted under the 2029 Term Loan Facility and (iii) the aggregate amount of cash and cash equivalents on hand at the Company and our restricted subsidiaries in excess of $100.0 million as of the last day of any fiscal year of the Company (beginning with the fiscal year ended December 31, 2024).

The 2029 Term Loan Facility contains usual and customary covenants for credit facilities of this type, including a requirement to have minimum unrestricted cash of $30 million as of the last day of each fiscal quarter, and restricts, among other things, our ability to incur debt, grant liens, sell assets, make investments and pay dividends, in each case with customary exceptions, including an exception that permits dividends and repurchases of outstanding junior debt or equity in (i) an amount of up to $25 million per fiscal quarter if the First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 2.00 to 1.00 but greater than 1.50 to 1.00, (ii) an amount of up to $50 million per fiscal quarter if the First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 1.50 to 1.00 but greater than 1.00 to 1.00, and (iii) an unlimited amount if the First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 1.00 to 1.00. As of September 30, 2025, the Company was in compliance with all of the covenants and obligations under the 2029 Term Loan Facility.

As of September 30, 2025 and December 31, 2024, the 2029 Term Loan Facility was recorded at carrying value, which approximated fair value, in the Consolidated balance sheet and was classified as Level 2.

In connection with the Term Loans, for the three and nine months ended September 30, 2025, the Company recognized interest expense of $18.1 million and $56.8 million, respectively, and paid cash interest of $18.9 million and $51.3 million, respectively. For the three and nine months ended September 30, 2024, the Company recognized interest expense of $8.6 million and $26.9 million, respectively, and paid cash interest of $8.8 million and $27.1 million, respectively. For the three and nine months ended September 30, 2025, the Company recognized amortization of original issue discount of $0.6 million and $1.9 million, respectively, and amortization of deferred financing costs of $0.4 million and $1.2 million, respectively. For the three and nine months ended September 30, 2024, the Company recognized amortization of original issue discount of $0.6 million and $1.7 million, respectively, and amortization of deferred financing costs of $0.2 million and $0.4 million, respectively. Additionally, for the three months ended September 30, 2025, the loss on early extinguishment of debt was immaterial, and for the nine months ended September 30, 2025, the Company recognized a loss on early extinguishment of debt of $1.4 million, related to the write-off of original issue discount and deferred financing costs as a result of early prepayments on the 2029 Term Loan Facility.

For the three and nine months ended September 30, 2025, the Company prepaid $18.5 million and $116.4 million, respectively, including the quarterly amortization payment, which were classified as financing activities in the Consolidated statements of cash flows. As of September 30, 2025, the effective interest rate for the 2029 Term Loan Facility was 9.9%.

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

The 2027 Notes have two components: (i) a debt component, and (ii) an equity component. As of September 30, 2025 and December 31, 2024, the debt component of the 2027 Notes was recorded at carrying value in the Consolidated balance sheets.

The carrying value of the 2027 Notes reflected the balance of the unamortized discount related to the value of the conversion feature assessed at inception and did not approximate fair value as of September 30, 2025. The 2027 Notes were classified as Level 2, and based on unadjusted quoted prices in the active market obtained from third-party pricing services, the Company determined that the estimated fair value of the 2027 Notes was $27.0 million and $44.6 million as of September 30, 2025 and December 31, 2024, respectively, and was primarily affected by fluctuations in market interest rates and the price of the Company's Common Stock.

As a result of the Convertible Notes Exchange, the Company recorded a reduction in Additional paid-in capital of $237.5 million in the Consolidated balance sheet as of December 31, 2024, and as a result of the repurchase of 2027 Notes in April 2025, the Company recorded a reduction in Additional paid-in capital of $2.0 million as of September 30, 2025. As of September 30, 2025 and December 31, 2024, the conversion feature remaining in Additional paid-in capital was $40.0 million and $42.0 million, respectively, net of tax. The remaining 2027 Notes are convertible into 4.8 million shares of Common Stock, based on the initial conversion price of $5.00 per share.

The 2031 Notes have two components: (i) a debt component, and (ii) an equity component. As of September 30, 2025 and December 31, 2024 the debt component of the 2031 Notes was recorded at carrying value in the Consolidated balance sheets. The 2031 Notes were classified as Level 2 because they were measured at fair value using commonly accepted valuation methodologies and indirectly observable, market-based risk measurements and historical data, and a review of prices and terms available for similar debt instruments that do not contain a conversion feature. As of September 30, 2025, the Company determined that the carrying value of the 2031 Notes approximated fair value.

The excess of the fair value over the principal value of the 2031 Notes was recorded in Additional Paid-in capital as the 2031 Notes were issued at a 50% premium. The equity component of the 2031 Notes was classified as Level 3, as it was calculated based on the aggregate fair value of the 2031 Notes which used a binomial lattice model and assumptions based on market information and historical data, and significant unobservable inputs. As of September 30, 2025 and December 31, 2024, the amount of the equity component recorded in Additional paid-in capital was $80.4 million, net of tax. The 2031 Notes are convertible into 44.7 million shares of Common Stock, based on the initial conversion price of $5.00 per share.

In connection with the 2027 Notes and the 2031 Notes, for the three and nine months ended September 30, 2025, the Company recognized interest expense of $3.7 million and $11.4 million, respectively, and paid $7.8 million cash interest for the nine months ended September 30, 2025. For the three and nine months ended September 30, 2024, the Company recognized interest expense of $7.3 million and $21.8 million, respectively, and paid cash interest of $14.6 million for the nine months ended September 30, 2024. In addition, during the three and nine months ended September 30, 2025, the Company recognized amortization of original issue discount of $0.4 million and $1.2 million, respectively, and an immaterial amount of amortization of deferred financing costs. For the three and nine months ended September 30, 2024, the Company recognized amortization of original issue discount of $3.8 million and $11.0 million, respectively, and an immaterial amount of amortization of deferred financing costs. As of September 30, 2025, the effective interest rate on the debt component of the 2027 Notes was 10.5%. As of September 30, 2025, the effective interest rate on the debt component of the 2031 Notes was 6.6%.

For the nine months ended September 30, 2025, no shares of Common Stock were issued upon conversion, exercise, or satisfaction of the required conditions of the 2027 Notes or the 2031 Notes. Refer to Note 10 — Supplemental equity and other information for details on the impact of the 2027 Notes and the 2031 Notes to diluted earnings per share under the if-converted method.

As discussed above, in April 2025, the Company received a waiver from certain lenders of its 2029 Term Loan Facility and certain holders of its 2031 Notes and entered into a privately negotiated agreement with a holder of its 2027 Notes to repurchase $14.0 million principal amount of its outstanding 2027 Notes at 105% of par value, plus accrued and unpaid interest, for $15.0 million in cash. This transaction was financed using proceeds from the Company's 2029 Delayed Draw Facility, and as a result as of September 30, 2025, $15.0 million had been drawn under the 2029 Delayed Draw Facility. As a result of this transaction, the Company recognized an immaterial loss on the early extinguishment of debt during the nine months ended September 30, 2025.

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

The components of net periodic pension and postretirement benefits include the following:

	Pension benefits		Postretirement benefits
	Three months ended September 30,		Three months ended September 30,
In thousands	2025	2024	2025	2024
Service cost - benefits earned during the period	$248	$288	$8	$9
Interest cost on benefit obligations(a)	20,919	20,501	527	530
Expected return on plan assets(a)	(23,550)	(24,356)	—	—
Amortization of prior service cost (benefit)(a)	18	18	(143)	(143)
Amortization of actuarial loss (gain)(a)	628	735	(419)	(478)
Total benefit, net	$(1,737)	$(2,814)	$(27)	$(82)
(a) Amounts are included in Other income (expense), net on the condensed consolidated statements of operations and comprehensive income (loss).

	Pension benefits		Postretirement benefits
	Nine months ended September 30,		Nine months ended September 30,
In thousands	2025	2024	2025	2024
Service cost - benefits earned during the period	$744	$866	$24	$26
Interest cost on benefit obligations(a)	62,143	61,092	1,579	1,590
Expected return on plan assets(a)	(69,854)	(72,509)	—	—
Amortization of prior service cost (benefit)(a)	53	52	(427)	(427)
Amortization of actuarial loss (gain)(a)	1,825	2,160	(1,256)	(1,434)
Total benefit, net	$(5,089)	$(8,339)	$(80)	$(245)
(a) Amounts are included in Other income (expense), net on the condensed consolidated statements of operations and comprehensive income (loss).

Contributions

We are contractually obligated to contribute to our pension and postretirement benefit plans. During the nine months ended September 30, 2025, we contributed $1.5 million and $3.0 million to our pension and other postretirement plans, respectively.

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

As of September 30, 2025 and December 31, 2024, assets and liabilities recorded at fair value and measured on a recurring basis primarily consist of pension plan assets. As permitted by U.S. GAAP, we use net asset values ("NAV") as a practical expedient to determine the fair value of certain investments. These investments measured at NAV have not been classified in the fair value hierarchy.

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

NOTE 9 — Income taxes

The following table outlines our pre-tax net loss and income tax amounts:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2025	2024	2025	2024
Loss before income taxes	$(21,614)	$(26,083)	$(44,835)	$(113,859)
Provision (benefit) for income taxes	17,635	(6,429)	(76,651)	(23,154)
Effective tax rate	(81.6)%	24.6%	171.0%	20.3%

The (benefit) provision for income taxes is calculated by applying the projected annual effective tax rate for the year to the current period's income or loss before tax, adjusted for the tax effects of any significant or unusual items (discrete events) and changes in tax laws.

The provision for income taxes for the three months ended September 30, 2025, was primarily driven by a decrease in the estimated annual effective tax rate, resulting from a decrease in the change in valuation allowance due to U.S. tax legislation changes on the business interest expense limitation. The provision was calculated using an estimated annual effective tax rate of 172.8%. Excluding discrete items, the estimated annual effective tax rate was principally impacted by the global intangible low-taxed income inclusion and foreign tax expense, partially offset by the decrease in valuation allowances on non-deductible U.S. interest expense carryforwards and the release of valuation allowances on capital loss carryforwards associated with (i) the sale of the Austin American-Statesman (the "Statesman") in the first quarter of 2025, and (ii) an investment disposition in the third quarter of 2025. The estimated annual effective tax rate reflects the projected tax expense for the full year.

The benefit for income taxes for the nine months ended September 30, 2025, was primarily driven by the pre-tax book loss, partially offset by the decrease in valuation allowances on non-deductible U.S. interest expense carryforwards and the global intangible low-taxed income inclusion.

The total amount of unrecognized tax benefits that, if recognized, may impact the effective tax rate was approximately $45.9 million and $41.7 million as of September 30, 2025 and December 31, 2024, respectively. It is reasonably possible that further adjustments to our unrecognized tax benefits may be made within the next twelve months as a result of audit settlements, foreign judicial proceedings, lapses of statutes of limitations, or regulatory developments. At this time, an estimate of the potential change to the amount of unrecognized tax benefits cannot be made.

The Company recognizes interest and penalties related to tax matters, including unrecognized tax benefit, as a component of income tax expense. As of each of September 30, 2025 and December 31, 2024, the amount of accrued interest and penalties payable related to unrecognized tax benefits was $0.1 million.

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

Recently enacted U.S. tax legislation

On July 4, 2025, the President signed into law H.R. 1, titled the "One Big Beautiful Bill Act" (the "Act"), which introduced significant tax law changes with varying effective dates for businesses. The Company has evaluated the provisions of the Act on the condensed consolidated financial statements, and its impact was included in the calculation of the tax provision for the three and nine months ended September 30, 2025. Key provisions of the Act applicable to the Company include the reinstatement of EBITDA, rather than EBIT, in determining adjusted taxable income under Section 163(j), the immediate expensing of domestic research and experimentation expenditures, and the extension of 100% bonus depreciation for qualified property placed in service after January 19, 2025. The legislation also makes changes to the Global Intangible Low-Taxed

Income regime, including an increase in the effective tax rate and modifications to the calculation of tested income.

NOTE 10 — Supplemental equity and other information

(Loss) income per share

The following table sets forth the information to compute basic and diluted (loss) income per share:

	Three months ended September 30,		Nine months ended September 30,
In thousands, except per share data	2025	2024	2025	2024
Net (loss) income attributable to Gannett	$(39,249)	$(19,653)	$31,809	$(90,673)
Interest adjustment to Net (loss) income attributable to Gannett related to assumed conversions of the:
2031 Notes	—	—	8,031	—
Net (loss) income attributable to Gannett for diluted earnings per share	$(39,249)	$(19,653)	$39,840	$(90,673)

Basic weighted average shares outstanding	145,798	143,209	144,788	142,279
Effect of dilutive securities:
Restricted stock grants(a)	—	—	717	—
2031 Notes(b)	—	—	44,745	—
Diluted weighted average shares outstanding	145,798	143,209	190,250	142,279

(Loss) income per share attributable to Gannett - basic	$(0.27)	$(0.14)	$0.22	$(0.64)
(Loss) income per share attributable to Gannett - diluted	$(0.27)	$(0.14)	$0.21	$(0.64)
(a) Includes restricted stock awards ("RSAs"), restricted stock units ("RSUs") and performance stock units ("PSUs").
(b) Represents the total number of shares that would have been convertible for the nine months ended September 30, 2025 as stipulated in the 2031 Notes Indenture.

The Company excluded the following securities from the computation of diluted (loss) income per share because their effect would have been antidilutive:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2025	2024	2025	2024
2027 Notes(a)	4,822	97,057	4,822	97,057
2031 Notes(b)	44,745	—	—	—
Restricted stock grants(c)	5,373	7,139	2,065	7,139
Stock options	4,716	6,068	4,716	6,068
(a)Represents the total number of shares that would have been convertible for the three and nine months ended September 30, 2025 and 2024 as stipulated in the 2027 Notes Indenture.
(b)Represents the total number of shares that would have been convertible for the three months ended September 30, 2025 as stipulated in the 2031 Notes Indenture.
(c)Includes restricted stock awards ("RSA"), restricted stock units ("RSU") and performance stock units ("PSU").

The 2027 Notes and 2031 Notes may be converted at any time by the holders into cash, shares of the Company's Common Stock or any combination of cash and Common Stock, at the Company's election. Conversion of all of the 2027 Notes and 2031 Notes into Common Stock (assuming the maximum increase in the conversion rate as a result of a Make-Whole Fundamental Change but no other adjustments to the conversion rate), would result in the issuance of an aggregate of 14.3 million shares of Common Stock and 143.9 million shares of Common Stock, respectively. The Company has excluded from the (loss) income per share calculation approximately 9.4 million shares related to the possible conversion of the 2027 Notes and 99.1 million shares related to the possible conversion of the 2031 Notes, representing the difference between the total number of shares that would be convertible at September 30, 2025 and the total number of shares issuable assuming the maximum increase in the conversion rate.

Share-based compensation

Share-based compensation expense was $1.9 million and $6.8 million for the three and nine months ended September 30, 2025, respectively, and $2.9 million and $9.2 million for the three and nine months ended September 30, 2024, respectively, and is included in Selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss).

The total compensation cost not yet recognized related to non-vested awards as of September 30, 2025 was $18.0 million, and is expected to be recognized over a weighted-average period of 2.4 years through February 2028.

Equity awards

There were approximately 11,000 and 324,000 RSAs granted during the three and nine months ended September 30, 2025, respectively.

Cash awards

The Company grants certain employees either long-term cash awards ("LTCAs") or cash performance units ("CPUs"). CPUs generally vest and pay out in cash on the third anniversary of the grant date based upon the achievement of threshold goals depending on actual performance against financial objectives over a three-year period. LTCAs generally vest and pay out in cash on the first, second and third anniversaries of the date of grant. As of September 30, 2025, there was approximately $18.7 million of unrecognized compensation expense related to cash awards.

Preferred stock

The Company has authorized 300,000 shares of preferred stock, par value $0.01 per share, issuable in one or more series designated by the Company's Board of Directors, none of which have been issued. There were no issuances of preferred stock during the nine months ended September 30, 2025.

Stock repurchase program

The Company's Board of Directors has authorized the repurchase of up to $100 million (the "Stock Repurchase Program") of the Company's Common Stock. Repurchases may be made from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or by means of one or more tender offers, in each case, as permitted by securities laws and other legal requirements. The amount and timing of the purchases, if any, will depend on a number of factors, including, but not limited to, the price and availability of the Company's shares, trading volume, capital availability, Company performance and general economic and market conditions. The Stock Repurchase Program may be suspended or discontinued at any time. Further, future repurchases under our Stock Repurchase Program may be subject to various conditions under the terms of our various debt instruments and agreements, unless an exception is available or we obtain a waiver or similar relief.

During the nine months ended September 30, 2025, the Company did not repurchase any shares of Common Stock under the Stock Repurchase Program. As of September 30, 2025, the remaining authorized amount under the Stock Repurchase Program was approximately $96.9 million.

Accumulated other comprehensive loss, net of tax

The following tables summarize the components of, and the changes in, Accumulated other comprehensive loss, net of tax:

	Nine months ended September 30, 2025			Nine months ended September 30, 2024
In thousands	Pension and postretirement benefit plans	Foreign currency translation	Total	Pension and postretirement benefit plans	Foreign currency translation	Total
Beginning balance	$(54,953)	$(1,211)	$(56,164)	$(64,344)	$(1,197)	$(65,541)
Other comprehensive (loss) income before reclassifications	(7,528)	15,856	8,328	(6,232)	12,917	6,685
Amounts reclassified from accumulated other comprehensive income(a)(b)	146	—	146	244	—	244
Net current period other comprehensive (loss) income	(7,382)	15,856	8,474	(5,988)	12,917	6,929
Ending balance	$(62,335)	$14,645	$(47,690)	$(70,332)	$11,720	$(58,612)
(a)Amounts reclassified from accumulated other comprehensive income are included in the computation of net periodic benefit cost. See Note 7 — Pensions and other postretirement benefit plans.
(b)Amounts reclassified from accumulated other comprehensive income are recorded net of tax impacts of $49 thousand and $107 thousand for the nine months ended September 30, 2025 and 2024, respectively.

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

-116NOTE 12 — Segment reporting

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

Segment Adjusted EBITDA also does not include: (1) Income tax expense (benefit), (2) Noncontrolling interest, (3) Interest expense, (4) Gains or losses on the early extinguishment of debt, (5) Loss on convertible notes derivative, (6) Depreciation and amortization, (7) Integration and reorganization costs, (8) Asset impairments, (9) Goodwill and intangible impairments, (10) Gains or losses on the sale or disposal of assets, (11) Share-based compensation expense, and (12) Other (income) expense, net.

The following tables below present summarized financial information for each of the Company's reportable segments.

Revenues

	Three months ended September 30, 2025
In thousands	Domestic Gannett Media	Newsquest	Digital Marketing Solutions	Total
External revenues	$385,962	$58,892	$114,418	$559,272
Intersegment revenues	31,093	2,131	—	33,224
Segment revenues	$417,055	$61,023	$114,418	$592,496
Reconciliation of revenues:
Other revenues				1,524
Elimination of intersegment revenues				(33,224)
Total revenues				$560,796

	Three months ended September 30, 2024
In thousands	Domestic Gannett Media	Newsquest	Digital Marketing Solutions	Total
External revenues	$433,242	$57,837	$119,929	$611,008
Intersegment revenues	35,269	1,711	—	36,980
Segment revenues	$468,511	$59,548	$119,929	$647,988
Reconciliation of revenues:
Other revenues				1,431
Elimination of intersegment revenues				(36,980)
Total revenues				$612,439

	Nine months ended September 30, 2025
In thousands	Domestic Gannett Media	Newsquest	Digital Marketing Solutions	Total
External revenues	$1,199,550	$172,494	$340,605	$1,712,649
Intersegment revenues	96,874	5,695	—	102,569
Segment revenues	$1,296,424	$178,189	$340,605	$1,815,218
Reconciliation of revenues:
Other revenues				4,581
Elimination of intersegment revenues				(102,569)
Total revenues				$1,717,230

	Nine months ended September 30, 2024
In thousands	Domestic Gannett Media	Newsquest	Digital Marketing Solutions	Total
External revenues	$1,347,327	$175,648	$360,772	$1,883,747
Intersegment revenues	108,812	5,350	—	114,162
Segment revenues	$1,456,139	$180,998	$360,772	$1,997,909
Reconciliation of revenues:
Other revenues				4,293
Elimination of intersegment revenues				(114,162)
Total revenues				$1,888,040

Reconciliation of Segment Revenues to Segment Adjusted EBITDA

	Three months ended September 30, 2025			Three months ended September 30, 2024
In thousands	Domestic Gannett Media	Newsquest	Digital Marketing Solutions	Domestic Gannett Media	Newsquest	Digital Marketing Solutions
Segment revenues	$417,055	$61,023	$114,418	$468,511	$59,548	$119,929
Less:
Payroll	119,929	25,804	23,201	132,877	24,443	26,085
Benefits	23,537	1,019	3,234	23,494	927	3,186
Newsprint and ink	12,081	2,400	—	16,566	2,605	—
Distribution	60,133	3,204	—	66,660	3,292	—
Outside services	37,245	3,054	5,583	39,579	2,512	2,795
Digital cost of goods sold	43,524	2,429	71,343	41,963	2,326	73,577
Other(a)	85,244	8,558	1,277	101,071	9,526	2,543
Segment Adjusted EBITDA	$35,362	$14,555	$9,780	$46,301	$13,917	$11,743
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

	Nine months ended September 30, 2025			Nine months ended September 30, 2024
In thousands	Domestic Gannett Media	Newsquest	Digital Marketing Solutions	Domestic Gannett Media	Newsquest	Digital Marketing Solutions
Segment revenues	$1,296,424	$178,189	$340,605	$1,456,139	$180,998	$360,772
Less:
Payroll	367,224	75,144	71,752	400,610	72,051	77,087
Benefits	69,736	3,025	9,979	72,124	2,890	9,619
Newsprint and ink	39,867	7,116	—	51,985	7,690	—
Distribution	186,595	9,400	—	210,426	9,615	—
Outside services	119,240	9,014	13,702	134,625	7,572	7,300
Digital cost of goods sold	130,378	6,583	210,008	132,403	6,960	224,164
Other(a)	271,634	24,524	5,417	310,287	32,002	10,307
Segment Adjusted EBITDA	$111,750	$43,383	$29,747	$143,679	$42,218	$32,295
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

Reconciliation of Segment Adjusted EBITDA to Net income (loss) attributable to Gannett

	Three months ended September 30,		Nine months ended September 30,
in thousands	2025	2024	2025	2024
Domestic Gannett Media	$35,362	$46,301	$111,750	$143,679
Newsquest	14,555	13,917	43,383	42,218
Digital Marketing Solutions	9,780	11,743	29,747	32,295
Segment Adjusted EBITDA	$59,697	$71,961	$184,880	$218,192
Corporate	2,524	9,082	12,961	23,193
Provision (benefit) for income taxes	17,635	(6,429)	(76,651)	(23,154)
Net (loss) income attributable to noncontrolling interests	—	(1)	7	(32)
Interest expense	23,835	25,959	74,313	78,794
Loss (gain) on early extinguishment of debt	24	176	1,481	(354)
Depreciation and amortization	43,211	40,398	128,489	116,954
Integration and reorganization costs(a)	15,708	17,307	37,524	54,963
Asset impairments	—	87	2,075	46,076
(Gain) loss on sale or disposal of assets, net	(62)	784	(22,326)	1,572
Share-based compensation expense	1,877	2,905	6,838	9,243
Other (income) expense, net(b)	(5,806)	1,346	(11,640)	1,610
Net (loss) income attributable to Gannett	$(39,249)	$(19,653)	$31,809	$(90,673)
(a)    Integration and reorganization costs mainly reflect severance-related expenses and other reorganization-related costs, designed primarily to right-size the Company's employee base, consolidate facilities and improve operations.
(b)    Other (income) expense, net primarily reflects expert fees associated with the litigation with Google, consulting fees related to a discrete initiative to reformulate our go-to-market strategy and post-sales processes, (gains) losses from the sale of investments, third-party debt costs and the components of net periodic pension and postretirement benefits other than service cost.

Asset and asset related information by segment are not key measures of performance used by the CODM function. Accordingly, we have not disclosed asset and asset related information by segment.

NOTE 13 — Other supplemental information

Disposition

On February 28, 2025, the Company completed its sale of the Statesman to Hearst Corporation. As a result of the sale, we recognized a pre-tax gain of approximately $20.8 million, net of selling expenses, which is included in (Gain) loss on sale or disposal of assets, net on the condensed consolidated statement of operations and comprehensive income (loss) for the nine months ended September 30, 2025.

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

The following table presents a reconciliation of cash, cash equivalents and restricted cash:

	September 30,
In thousands	2025	2024
Cash and cash equivalents	$75,246	$101,801
Restricted cash included in other current assets	80	311
Restricted cash included in pension and other assets	7,492	9,567
Total cash, cash equivalents and restricted cash	$82,818	$111,679

Supplemental cash flow information

The following table presents supplemental cash flow information, including non-cash investing and financing activities:

	Nine months ended September 30,
In thousands	2025	2024
Cash paid for taxes, net of refunds	$1,437	$9,025
Cash paid for interest	59,020	50,379
Non-cash investing and financing activities:
Accrued capital expenditures	$27,658	$39,228

Accounts payable and accrued liabilities

A breakout of Accounts payable and accrued liabilities is presented below:

In thousands	September 30, 2025	December 31, 2024
Accounts payable	$154,635	$154,162
Compensation	69,749	81,738
Taxes (primarily property, sales, and payroll taxes)	10,548	9,135
Benefits	18,311	19,765
Interest	13,169	3,972
Other	48,353	49,612
Accounts payable and accrued liabilities	$314,765	$318,384

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations and quantitative and qualitative disclosures should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission on February 20, 2025. Management's Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements that reflect our plans, estimates, and beliefs, all of which are based on our current expectations and could be affected by certain uncertainties, risks, and other factors described under "Cautionary Note Regarding Forward-Looking Statements," "Risk Factors," and elsewhere throughout this Quarterly Report on Form 10-Q, as well as the factors described in our Annual Report on Form 10-K for the year ended December 31, 2024, and subsequent periodic reports filed with the Securities and Exchange Commission, particularly under "Risk Factors." Our actual results could differ materially from those discussed in the forward-looking statements.

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

We are exposed to potential increases in interest rates associated with our $900.0 million five-year first lien term loan facility (the "2029 Term Loan Facility"), which as of September 30, 2025, accounted for approximately 75% of our outstanding debt, as well as fluctuations in foreign currency exchange rates, primarily related to our operations in the U.K. We expect continued uncertainty and volatility in the U.S. and global economies, which will continue to impact our business.

Recently enacted U.S. tax legislation

On July 4, 2025, the President signed into law H.R. 1, titled the "One Big Beautiful Bill Act" (the "Act"), which introduced significant tax law changes with varying effective dates for businesses. We have evaluated the provisions of the Act on the condensed consolidated financial statements, and its impact was included in the calculation of the tax provision for the three and nine months ended September 30, 2025. Key provisions of the Act applicable to us include the reinstatement of EBITDA, rather than EBIT, in determining adjusted taxable income under Section 163(j), the immediate expensing of domestic research and experimentation expenditures, and the extension of 100% bonus depreciation for qualified property placed in service after January 19, 2025. The legislation also makes changes to the Global Intangible Low-Taxed Income regime, including an increase in the effective tax rate and modifications to the calculation of tested income.

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

Foreign currency

Our U.K. media operations are conducted through our Newsquest subsidiary. In addition, we have foreign operations in regions such as Canada, Australia and New Zealand. Earnings from operations in foreign regions are translated into U.S. dollars at average exchange rates prevailing during the period, and assets and liabilities are translated at exchange rates in effect at the balance sheet date. Currency translation fluctuations may impact revenue, expense, and operating income results for our international operations. For example, our international revenues are favorably impacted as the U.S. dollar weakens relative to other foreign currencies, and unfavorably impacted as the U.S. dollar strengthens relative to other foreign currencies. During the three and nine months ended September 30, 2025, foreign currency exchange rate fluctuations had a favorable impact on our revenues and profitability.

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

RESULTS OF OPERATIONS

Consolidated summary

A summary of our consolidated results is presented below. Refer to Segment results below for a discussion of results by segment.

	Three months ended September 30,				Nine months ended September 30,
In thousands, except per share amounts			Change				Change
	2025	2024	$	%	2025	2024	$	%
Digital(a)	$262,744	$277,386	$(14,642)	(5)%	$778,573	$823,263	$(44,690)	(5)%
Print and commercial(b)	298,052	335,053	(37,001)	(11)%	938,657	1,064,777	(126,120)	(12)%
Total revenues	560,796	612,439	(51,643)	(8)%	1,717,230	1,888,040	(170,810)	(9)%
Operating costs	352,306	375,912	(23,606)	(6)%	1,068,376	1,169,785	(101,409)	(9)%
Selling, general and administrative expenses	153,743	176,456	(22,713)	(13)%	485,356	532,776	(47,420)	(9)%
Depreciation and amortization	43,211	40,398	2,813	7%	128,489	116,954	11,535	10%
Integration and reorganization costs	15,708	17,307	(1,599)	(9)%	37,524	54,963	(17,439)	(32)%
Asset impairments	—	87	(87)	(100)%	2,075	46,076	(44,001)	(95)%
(Gain) loss on sale or disposal of assets, net	(62)	784	(846)	***	(22,326)	1,572	(23,898)	***
Interest expense	23,835	25,959	(2,124)	(8)%	74,313	78,794	(4,481)	(6)%
Loss (gain) on early extinguishment of debt	24	176	(152)	(86)%	1,481	(354)	1,835	***
Equity (income) loss in unconsolidated investees, net	(549)	97	(646)	***	(1,583)	(277)	(1,306)	***
Other (income) expense, net(c)	(5,806)	1,346	(7,152)	***	(11,640)	1,610	(13,250)	***
Loss before income taxes	(21,614)	(26,083)	4,469	(17)%	(44,835)	(113,859)	69,024	(61)%
Provision (benefit) for income taxes	17,635	(6,429)	24,064	***	(76,651)	(23,154)	(53,497)	***
Net (loss) income	(39,249)	(19,654)	(19,595)	100%	31,816	(90,705)	122,521	***
Net (loss) income attributable to noncontrolling interests	—	(1)	1	(100)%	7	(32)	39	***
Net (loss) income attributable to Gannett	$(39,249)	$(19,653)	$(19,596)	100%	$31,809	$(90,673)	$122,482	***

(Loss) income per share attributable to Gannett - basic	$(0.27)	$(0.14)	$(0.13)	93%	$0.22	$(0.64)	$0.86	***
(Loss) income per share attributable to Gannett - diluted	$(0.27)	$(0.14)	$(0.13)	93%	$0.21	$(0.64)	$0.85	***
*** Indicates an absolute value percentage change greater than 100.
(a)    Amounts are net of intersegment eliminations of $33.2 million and $37.0 million for the three months ended September 30, 2025 and 2024, respectively, and $102.6 million and $114.2 million for the nine months ended September 30, 2025 and 2024, respectively. Intersegment eliminations represent digital marketing services revenues and expenses associated with products sold by sales teams in our Domestic Gannett Media and Newsquest segments but fulfilled by our DMS segment. When discussing segment results, these revenues and expenses are presented gross but are eliminated in consolidation.
(b)    Included Commercial printing and delivery revenues of $29.2 million and $35.4 million for the three months ended September 30, 2025 and 2024, respectively, and $92.8 million and $118.3 million for the nine months ended September 30, 2025 and 2024, respectively.
(c)    Other (income) expense, net primarily reflects expert fees associated with the litigation with Google, consulting fees related to a discrete initiative to reformulate our go-to-market strategy and post-sales processes, (gains) losses from the sale of investments, third-party debt costs and the components of net periodic pension and postretirement benefits other than service cost.

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

For the three and nine months ended September 30, 2025, we incurred Integration and reorganization costs of $15.7 million and $37.5 million, respectively. Of the total costs incurred, $12.5 million and $26.9 million, respectively, were related to severance activities and $3.2 million and $10.7 million, respectively, were related to other reorganization-related costs, mainly due to costs associated with improving operations and consolidating facilities. In addition, for the nine months ended September 30, 2025, other reorganization-related costs also included $2.1 million, related to the departure of the Company's former Chief Financial Officer, partially offset by the reversal of a withdrawal liability related to a multiemployer pension plan of $1.8 million based on the settlement of the withdrawal liability.

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

Asset impairments

For the nine months ended September 30, 2025, we recorded impairment charges of approximately $2.1 million primarily related to our continued plan to divest non-strategic assets.

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

(Gain) loss on sale or disposal of assets, net

For the three and nine months ended September 30, 2025, we recognized net gains on the sale of assets of $0.1 million and $22.3 million, respectively. For the nine months ended September 30, 2025, the gain was primarily related to a gain of $20.8 million recognized on the sale of the Austin American-Statesman (the "Statesman") to Hearst Corporation at the Domestic Gannett Media segment.

For the three and nine months ended September 30, 2024, we recognized net losses on the sale of assets of $0.8 million and $1.6 million, respectively, as part of our continued plan to monetize non-strategic assets.

Interest expense

For the three and nine months ended September 30, 2025, Interest expense was $23.8 million and $74.3 million, respectively, compared to $26.0 million and $78.8 million for the three and nine months ended September 30, 2024, respectively. For the three and nine months ended September 30, 2025, interest expense decreased compared to the three and nine months ended September 30, 2024, mainly due to a lower debt balance.

Other (income) expense, net

A summary of Other (income) expense, net is presented below:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2025	2024	$	%	2025	2024	$	%
Expert fees associated with litigation with Google	$413	$4,363	$(3,950)	(91)%	$4,406	$7,552	$(3,146)	(42)%
Gain on sale of investments, net	(5,684)	(610)	(5,074)	***	(9,799)	(617)	(9,182)	***
Third-party debt costs	825	20	805	***	1,892	11	1,881	***
Consulting fees(a)	758	2,908	(2,150)	(74)%	1,065	6,557	(5,492)	(84)%
Other(b)	(2,118)	(5,335)	3,217	(60)%	(9,204)	(11,893)	2,689	(23)%
Other (income) expense, net	$(5,806)	$1,346	$(7,152)	***	$(11,640)	$1,610	$(13,250)	***
*** Indicates an absolute value percentage change greater than 100.
(a)    Primarily includes consulting fees related to a discrete initiative to reformulate our go-to-market strategy and post-sales processes.
(b)     Primarily includes the components of net periodic pension and postretirement benefits other than service cost.

Provision (benefit) for income taxes

The following table outlines our pre-tax net loss before income taxes and income tax accounts:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2025	2024	2025	2024
Loss before income taxes	$(21,614)	$(26,083)	$(44,835)	$(113,859)
Provision (benefit) for income taxes	17,635	(6,429)	(76,651)	(23,154)
Effective tax rate	(81.6)%	24.6%	171.0%	20.3%

The (benefit) provision for income taxes is calculated by applying the projected annual effective tax rate for the year to the current period's income or loss before tax, adjusted for the tax effects of any significant or unusual items (discrete events) and changes in tax laws.

The provision for income taxes for the three months ended September 30, 2025, was primarily driven by a decrease in the estimated annual effective tax rate, resulting from a decrease in the change in valuation allowance due to U.S. tax legislation changes on the business interest expense limitation. The provision was calculated using an estimated annual effective tax rate of 172.8%. Excluding discrete items, the estimated annual effective tax rate was principally impacted by the global intangible low-taxed income inclusion and foreign tax expense, partially offset by the decrease in valuation allowances on non-deductible U.S. interest expense carryforwards and the release of valuation allowances on capital loss carryforwards associated with (i) the sale of the Statesman in the first quarter of 2025, and (ii) an investment disposition in the third quarter of 2025. The estimated annual effective tax rate reflects the projected tax expense for the full year.

The benefit for income taxes for the nine months ended September 30, 2025, was primarily driven by the pre-tax book loss, partially offset by the decrease in valuation allowances on non-deductible U.S. interest expense carryforwards and the global intangible low-taxed income inclusion.

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

Net (loss) income attributable to Gannett and diluted (loss) income per share attributable to Gannett

For the three months ended September 30, 2025, Net loss attributable to Gannett and diluted loss per share attributable to Gannett were $39.2 million and $0.27, respectively, compared to Net loss attributable to Gannett and diluted loss per share attributable to Gannett of $19.7 million and $0.14, respectively, for the three months ended September 30, 2024. For the nine months ended September 30, 2025, Net income attributable to Gannett and diluted income per share attributable to Gannett were $31.8 million and $0.21, respectively, compared to Net loss attributable to Gannett and diluted loss per share attributable to Gannett of $90.7 million and $0.64, respectively, for the nine months ended September 30, 2024. The change for the three and nine months ended September 30, 2025, compared to the same periods in the prior year reflects the various items discussed above.

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

Segment Adjusted EBITDA also does not include: (1) Income tax expense (benefit), (2) Noncontrolling interest, (3) Interest expense, (4) Gains or losses on the early extinguishment of debt, (5) Loss on convertible notes derivative, (6) Depreciation and amortization, (7) Integration and reorganization costs, (8) Asset impairments, (9) Goodwill and intangible impairments, (10) Gains or losses on the sale or disposal of assets, (11) Share-based compensation expense, and (12) Other (income) expense, net.

Non-GAAP measure

Total Adjusted EBITDA is defined as Segment Adjusted EBITDA plus Corporate.

Total Adjusted EBITDA is a non-GAAP financial performance measure we believe offers a useful view of the overall operation of our business, and may be different than similarly-titled measures used by other companies. A non-GAAP financial measure is generally defined as one that purports to measure financial performance, financial position, or cash flows, but excludes or includes amounts that would not be so excluded or included in the most comparable U.S. generally accepted accounting principles ("U.S. GAAP") measure.

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

Reconciliation of Net income (loss) attributable to Gannett to Total Adjusted EBITDA

	Three months ended September 30,		Nine months ended September 30,
In thousands	2025	2024	2025	2024
Net (loss) income attributable to Gannett	$(39,249)	$(19,653)	$31,809	$(90,673)
Provision (benefit) for income taxes	17,635	(6,429)	(76,651)	(23,154)
Net (loss) income attributable to noncontrolling interests	—	(1)	7	(32)
Interest expense	23,835	25,959	74,313	78,794
Loss (gain) on early extinguishment of debt	24	176	1,481	(354)
Depreciation and amortization	43,211	40,398	128,489	116,954
Integration and reorganization costs(a)	15,708	17,307	37,524	54,963
Asset impairments	—	87	2,075	46,076
(Gain) loss on sale or disposal of assets, net	(62)	784	(22,326)	1,572
Share-based compensation expense	1,877	2,905	6,838	9,243
Other (income) expense, net(b)	(5,806)	1,346	(11,640)	1,610
Total Adjusted EBITDA	$57,173	$62,879	$171,919	$194,999
(a)    Integration and reorganization costs mainly reflect severance-related expenses and other reorganization-related costs, designed primarily to right-size the Company's employee base, consolidate facilities and improve operations.
(b)    Other (income) expense, net primarily reflects expert fees associated with the litigation with Google, consulting fees related to a discrete initiative to reformulate our go-to-market strategy and post-sales processes, (gains) losses from the sale of investments, third-party debt costs and the components of net periodic pension and postretirement benefits other than service cost.

Domestic Gannett Media segment

A summary of our Domestic Gannett Media segment results is presented below:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2025	2024	$	%	2025	2024	$	%
Digital	$158,105	$172,831	$(14,726)	(9)%	$475,182	$512,521	$(37,339)	(7)%
Print and commercial	258,950	295,680	(36,730)	(12)%	821,242	943,618	(122,376)	(13)%
Segment revenues	417,055	468,511	(51,456)	(11)%	1,296,424	1,456,139	(159,715)	(11)%
Operating costs	266,390	292,806	(26,416)	(9)%	819,614	918,241	(98,627)	(11)%
Selling, general and administrative expenses	115,852	129,307	(13,455)	(10)%	366,643	394,496	(27,853)	(7)%
Equity (income) loss in unconsolidated investees, net	(549)	97	(646)	***	(1,583)	(277)	(1,306)	***
Segment Adjusted EBITDA	$35,362	$46,301	$(10,939)	(24)%	$111,750	$143,679	$(31,929)	(22)%
*** Indicates an absolute value percentage change greater than 100.

Revenues

The following table provides the breakout of Revenues by category:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2025	2024	$	%	2025	2024	$	%
Digital advertising	$73,014	$71,224	$1,790	3%	$219,619	$213,087	$6,532	3%
Digital marketing services	31,273	34,712	(3,439)	(10)%	97,170	106,765	(9,595)	(9)%
Digital-only subscription	41,303	48,111	(6,808)	(14)%	123,020	134,644	(11,624)	(9)%
Digital other	12,515	18,784	(6,269)	(33)%	35,373	58,025	(22,652)	(39)%
Digital	158,105	172,831	(14,726)	(9)%	475,182	512,521	(37,339)	(7)%

Print advertising	94,691	105,885	(11,194)	(11)%	305,399	340,504	(35,105)	(10)%
Print circulation	121,896	140,436	(18,540)	(13)%	382,778	443,372	(60,594)	(14)%
Commercial and other(a)	42,363	49,359	(6,996)	(14)%	133,065	159,742	(26,677)	(17)%
Print and commercial	258,950	295,680	(36,730)	(12)%	821,242	943,618	(122,376)	(13)%

Segment revenues	$417,055	$468,511	$(51,456)	(11)%	$1,296,424	$1,456,139	$(159,715)	(11)%
(a) Included Commercial printing and delivery revenues of $26.5 million and $32.9 million for the three months ended September 30, 2025 and 2024, respectively, and $85.1 million and $110.7 million for the nine months ended September 30, 2025 and 2024, respectively.

For the three and nine months ended September 30, 2025, Digital advertising revenues increased compared to the three and nine months ended September 30, 2024, primarily due to an increase in national revenues, including programmatic revenue, partially offset by lower classified advertising spend. In addition, the increase in Digital advertising revenues was offset by the absence of revenues in 2025 associated with businesses divested of $1.1 million and $2.7 million for the three and nine months ended September 30, 2025, respectively.

For the three and nine months ended September 30, 2025, Digital marketing services revenues decreased compared to the three and nine months ended September 30, 2024, primarily due to a decrease in client count as well as the absence of revenues in 2025 associated with businesses divested of $1.3 million and $3.9 million, respectively.

For the three and nine months ended September 30, 2025, Digital-only subscription revenues decreased compared to the three and nine months ended September 30, 2024, primarily driven by a decrease in digital-only paid subscriptions, partially offset by an increase in rates. In addition, the decrease in Digital-only subscription revenues for the three and nine months ended September 30, 2025 also reflected the absence of revenues in 2025 associated with businesses divested of $1.1 million and $2.8 million, respectively. Refer to "Key Performance Indicators" below for further discussion of digital-only paid subscriptions.

For the three and nine months ended September 30, 2025, Digital other revenues decreased compared to the three and nine months ended September 30, 2024, primarily due to the absence of revenues in 2025 associated with businesses divested of $3.4 million and $13.3 million, respectively, as well as a decrease in affiliate and partnership revenues, mainly due to the termination and amendment of various affiliate agreements.

For the three and nine months ended September 30, 2025, Print advertising revenues decreased compared to the three and nine months ended September 30, 2024, primarily due to a decrease in local print display advertisements, a decrease in advertiser inserts, and lower spend on classified advertisements, partially offset by an increase in national print display advertisements. In addition, the decrease in Print advertising revenues for the three and nine months ended September 30, 2025 reflected the absence of revenues in 2025 associated with businesses divested of $4.1 million and $8.0 million, respectively.

For the three and nine months ended September 30, 2025, Print circulation revenues decreased compared to the three and nine months ended September 30, 2024, primarily due to a decline in home delivery, and to a lesser extent single copy revenues, as a result of a reduction in the volume of subscribers, partially offset by an increase in rates. In addition, the decrease in Print circulation revenues for the three and nine months ended September 30, 2025 reflected the absence of revenues in 2025 associated with businesses divested of $2.4 million and $6.1 million, respectively.

For the three and nine months ended September 30, 2025, Commercial and other revenues decreased compared to the three and nine months ended September 30, 2024, primarily due to a decrease in commercial print and delivery revenues, mainly driven by the decline in production volume. In addition, the decrease in Commercial and other revenues for the three and nine months ended September 30, 2025 reflected the absence of revenues in 2025 associated with businesses divested of $2.7 million and $16.1 million, respectively, of which $1.6 million and $10.3 million, respectively, related to commercial print and delivery revenues.

Operating costs

The following table provides the breakout of Operating costs for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2025	2024	$	%	2025	2024	$	%
Newsprint and ink	$12,081	$16,566	$(4,485)	(27)%	$39,867	$51,985	$(12,118)	(23)%
Distribution	60,133	66,660	(6,527)	(10)%	186,595	210,426	(23,831)	(11)%
Compensation and benefits	85,178	93,436	(8,258)	(9)%	260,064	282,996	(22,932)	(8)%
Outside services	70,397	70,458	(61)	—%	213,266	230,517	(17,251)	(7)%
Other	38,601	45,686	(7,085)	(16)%	119,822	142,317	(22,495)	(16)%
Total operating costs	$266,390	$292,806	$(26,416)	(9)%	$819,614	$918,241	$(98,627)	(11)%

For the three and nine months ended September 30, 2025, Newsprint and ink costs decreased compared to the three and nine months ended September 30, 2024, primarily due to lower volume driven by the decline in revenues, as well as lower costs related to the absence of revenues in 2025 associated with businesses divested.

For the three and nine months ended September 30, 2025, Distribution costs decreased compared to the three and nine months ended September 30, 2024, primarily due to a decrease of $5.1 million and $20.7 million, respectively, associated with lower home delivery and single copy revenues, the conversion to mail and route optimization in multiple markets, including the impact of businesses divested of $2.0 million and $4.0 million, respectively, as well as a decrease in postage costs of $1.5 million and $3.2 million, respectively, mainly driven by the volume declines, including the impact of businesses divested of $0.4 million and $2.5 million, respectively.

For the three and nine months ended September 30, 2025, Compensation and benefits costs decreased compared to the three and nine months ended September 30, 2024, primarily due to a decrease in headcount tied to ongoing cost control initiatives, the impact of businesses divested of $2.9 million and $10.2 million, respectively, downsizing our facilities footprint and the conversion to mail delivery in multiple markets.

For the nine months ended September 30, 2025, Outside services costs, which includes professional services fulfilled by third parties, media fees and other digital costs, and paid search and ad serving services, decreased compared to the nine months ended September 30, 2024, primarily due to a decrease in news and editorial expenses of $8.4 million, mainly due to the cease-use of certain licensed content and the impact of businesses divested, a decrease in outside printing costs of $4.1 million, a decrease in third-party media fees of $2.2 million, and a decrease in event related expenses of $1.9 million, mainly due to the impact of businesses divested.

For the three and nine months ended September 30, 2025, Other costs decreased compared to the three and nine months ended September 30, 2024, primarily due to lower facility related expenses of $4.8 million and $14.7 million, respectively, mainly associated with facility closures, and lower promotion costs of $0.8 million and $4.7 million, respectively.

Selling, general and administrative expenses

The following table provides the breakout of Selling, general and administrative expenses for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2025	2024	$	%	2025	2024	$	%
Compensation and benefits	$58,288	$62,935	$(4,647)	(7)%	$176,896	$189,738	$(12,842)	(7)%
Outside services and other	57,564	66,372	(8,808)	(13)%	189,747	204,758	(15,011)	(7)%
Total selling, general and administrative expenses	$115,852	$129,307	$(13,455)	(10)%	$366,643	$394,496	$(27,853)	(7)%

For the three and nine months ended September 30, 2025, Compensation and benefits costs decreased compared to the three and nine months ended September 30, 2024, primarily due to a decline in payroll expenses, mainly due to a decrease in headcount tied to ongoing cost control initiatives and lower commissions as well as the impact of businesses divested of $1.5 million and $4.5 million, respectively.

For the three and nine months ended September 30, 2025, Outside services and other costs, which include services fulfilled by third parties, decreased compared to the three and nine months ended September 30, 2024, primarily due to lower expenses, including promotion and technology costs.

Newsquest segment

A summary of our Newsquest segment results is presented below:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2025	2024	$	%	2025	2024	$	%
Digital	$21,921	$20,175	$1,746	9%	$60,774	$59,839	$935	2%
Print and commercial	39,102	39,373	(271)	(1)%	117,415	121,159	(3,744)	(3)%
Segment revenues	61,023	59,548	1,475	2%	178,189	180,998	(2,809)	(2)%
Operating costs	30,863	30,026	837	3%	89,584	92,136	(2,552)	(3)%
Selling, general and administrative expenses	15,605	15,605	—	—%	45,222	46,644	(1,422)	(3)%
Segment Adjusted EBITDA	$14,555	$13,917	$638	5%	$43,383	$42,218	$1,165	3%

Revenues

The following table provides the breakout of Revenues by category:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2025	2024	$	%	2025	2024	$	%
Digital advertising	$14,162	$13,518	$644	5%	$38,809	$40,586	$(1,777)	(4)%
Digital marketing services	2,326	1,915	411	21%	6,264	5,928	336	6%
Digital-only subscription	2,410	1,944	466	24%	6,625	5,172	1,453	28%
Digital other	3,023	2,798	225	8%	9,076	8,153	923	11%
Digital	21,921	20,175	1,746	9%	60,774	59,839	935	2%

Print advertising	17,830	18,044	(214)	(1)%	54,590	57,005	(2,415)	(4)%
Print circulation	16,577	16,859	(282)	(2)%	48,884	50,569	(1,685)	(3)%
Commercial and other(a)	4,695	4,470	225	5%	13,941	13,585	356	3%
Print and commercial	39,102	39,373	(271)	(1)%	117,415	121,159	(3,744)	(3)%

Segment revenues	$61,023	$59,548	$1,475	2%	$178,189	$180,998	$(2,809)	(2)%
(a) Included Commercial printing and delivery revenues of $2.7 million and $2.6 million for each of the three months ended September 30, 2025 and 2024,

respectively, and $7.7 million and $7.6 million for the nine months ended September 30, 2025 and 2024, respectively.

For the three months ended September 30, 2025, Digital advertising revenues increased compared to the three months ended September 30, 2024, primarily due to an increase in national display revenues, partially offset by a decrease in local display revenues as well as lower spend on classified advertisements. For the nine months ended September 30, 2025, Digital advertising revenues decreased compared to the nine months ended September 30, 2024, primarily due to a decrease in local display revenues as well as lower spend on classified advertisements.

For the three and nine months ended September 30, 2025, Digital-only subscription revenues increased compared to the three and nine months ended September 30, 2024, primarily driven by an increase in digital-only paid subscriptions. Refer to "Key Performance Indicators" below for further discussion of digital-only paid subscriptions.

For the nine months ended September 30, 2025, Digital other revenues increased compared to the nine months ended September 30, 2024, primarily due to an increase in syndication revenues.

For the nine months ended September 30, 2025, Print advertising revenues decreased compared to the nine months ended September 30, 2024, primarily due to a decrease in national and local print display advertisements, partially offset by higher spend on classified advertisements.

For the nine months ended September 30, 2025, Print circulation revenues decreased compared to the nine months ended September 30, 2024, primarily due to a decline in single copy volume, partially offset by an increase in rates.

Operating costs

The following table provides the breakout of Operating costs for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2025	2024	$	%	2025	2024	$	%
Newsprint and ink	$2,400	$2,605	$(205)	(8)%	$7,116	$7,690	$(574)	(7)%
Distribution	3,204	3,292	(88)	(3)%	9,400	9,615	(215)	(2)%
Compensation and benefits	14,723	13,477	1,246	9%	42,500	39,386	3,114	8%
Outside services	3,899	3,908	(9)	—%	10,882	11,497	(615)	(5)%
Other	6,637	6,744	(107)	(2)%	19,686	23,948	(4,262)	(18)%
Total operating costs	$30,863	$30,026	$837	3%	$89,584	$92,136	$(2,552)	(3)%

For the three and nine months ended September 30, 2025, Compensation and benefits costs increased compared to the three and nine months ended September 30, 2024, primarily driven by an increase in payroll expenses due to a higher minimum wage and employer taxes.

For the nine months ended September 30, 2025, Other costs decreased compared to the nine months ended September 30, 2024, primarily associated with the decrease in both digital advertising and print advertising revenues.

Selling, general and administrative expenses

The following table provides the breakout of Selling, general and administrative expenses for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2025	2024	$	%	2025	2024	$	%
Compensation and benefits	$12,100	$11,893	$207	2%	$35,669	$35,555	$114	—%
Outside services and other	3,505	3,712	(207)	(6)%	9,553	11,089	(1,536)	(14)%
Total selling, general and administrative expenses	$15,605	$15,605	$—	—%	$45,222	$46,644	$(1,422)	(3)%

For the nine months ended September 30, 2025, Outside services and other costs decreased compared to the nine months ended September 30, 2024, mainly due to various lower miscellaneous expenses.

Digital Marketing Solutions segment

A summary of our DMS segment results is presented below:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2025	2024	$	%	2025	2024	$	%
Digital(a)	$114,418	$119,929	$(5,511)	(5)%	$340,605	$360,772	$(20,167)	(6)%
Segment revenues	114,418	119,929	(5,511)	(5)%	340,605	360,772	(20,167)	(6)%
Operating costs	84,345	85,749	(1,404)	(2)%	247,964	260,038	(12,074)	(5)%
Selling, general and administrative expenses	20,293	22,437	(2,144)	(10)%	62,894	68,439	(5,545)	(8)%
Segment Adjusted EBITDA	$9,780	$11,743	$(1,963)	(17)%	$29,747	$32,295	$(2,548)	(8)%
(a)Digital revenues are solely generated by digital marketing services revenues.

Revenues

For the three and nine months ended September 30, 2025, Digital revenues decreased compared to the three and nine months ended September 30, 2024, primarily due to a decline in the core direct business, mainly driven by a decline in customer count. Core platform average monthly revenues divided by average monthly customer count within the period ("Core platform ARPU") increased three months ended September 30, 2025 and decreased for the nine months ended September 30, 2025. Refer to "Key Performance Indicators" below for further discussion of Core platform ARPU.

Operating costs

The following table provides the breakout of Operating costs for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2025	2024	$	%	2025	2024	$	%
Outside services	$75,298	$74,905	$393	1%	$219,250	$227,453	$(8,203)	(4)%
Compensation and benefits	8,130	9,336	(1,206)	(13)%	25,247	27,340	(2,093)	(8)%
Other	917	1,508	(591)	(39)%	3,467	5,245	(1,778)	(34)%
Total operating costs	$84,345	$85,749	$(1,404)	(2)%	$247,964	$260,038	$(12,074)	(5)%

For the nine months ended September 30, 2025, Outside services costs decreased compared to the nine months ended September 30, 2024, due to a decrease of $14.2 million of expenses associated with third-party media fees driven by a corresponding decrease in revenues, partially offset by an increase in costs, mainly outsourcing and professional services.

For the three and nine months ended September 30, 2025, Compensation and benefits costs decreased compared to the three and nine months ended September 30, 2024, primarily due to a decline in payroll expenses driven by headcount reductions.

For the three and nine months ended September 30, 2025, Other costs decreased compared to the three and nine months ended September 30, 2024, primarily due to a reduction in lease expense mainly associated with downsizing our facilities footprint.

Selling, general and administrative expenses

The following table provides the breakout of Selling, general and administrative expenses for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2025	2024	$	%	2025	2024	$	%
Compensation and benefits	$18,305	$19,935	$(1,630)	(8)%	$56,484	$59,366	$(2,882)	(5)%
Outside services and other	1,988	2,502	(514)	(21)%	6,410	9,073	(2,663)	(29)%
Total selling, general and administrative expenses	$20,293	$22,437	$(2,144)	(10)%	$62,894	$68,439	$(5,545)	(8)%

For the three and nine months ended September 30, 2025, Compensation and benefits costs decreased compared to the three and nine months ended September 30, 2024, primarily due to a decline in payroll expense driven by headcount reductions.

For the three and nine months ended September 30, 2025, Outside services and other costs decreased compared to the three and nine months ended September 30, 2024, primarily due to lower promotion costs, partially offset by higher bad debt expense of $0.2 million and $1.0 million, respectively.

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

The following tables provide information regarding certain KPIs for the Domestic Gannett Media, Newsquest and DMS segments:

	Three months ended September 30,				Nine months ended September 30,
In thousands, except ARPU	2025	2024	Change	% Change	2025	2024	Change	% Change
Domestic Gannett Media
Digital-only ARPU	$9.03	$8.24	$0.79	10%	$8.03	$7.74	$0.29	4%

Newsquest
Digital-only ARPU	$6.08	$6.49	$(0.41)	(6)%	$5.93	$6.15	$(0.22)	(4)%

Total Gannett
Digital-only ARPU	$8.80	$8.16	$0.64	8%	$7.88	$7.67	$0.21	3%

DMS
Core platform revenues	$113,959	$119,158	$(5,199)	(4)%	$339,052	$358,051	$(18,999)	(5)%
Core platform ARPU	$2,828	$2,777	$51	2%	$2,672	$2,751	$(79)	(3)%
Core platform average customer count	13.4	14.3	(0.9)	(6)%	14.1	14.5	(0.4)	(3)%

	As of September 30,
In thousands	2025	2024	% Change
Digital-only paid subscriptions
Domestic Gannett Media	1,452	1,953	(26)%
Newsquest	139	103	35%
Total Gannett	1,591	2,056	(23)%

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

Details of our cash flows are included in the table below:

	Nine months ended September 30,
In thousands	2025	2024
Cash provided by operating activities	$71,026	$91,321
Cash provided by (used for) investing activities	17,619	(17,065)
Cash used for financing activities	(120,706)	(72,508)
Effect of currency exchange rate change on cash	(1,302)	(681)
(Decrease) increase in cash, cash equivalents and restricted cash	$(33,363)	$1,067

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

Cash flows provided by operating activities were $71.0 million for the nine months ended September 30, 2025, compared to $91.3 million for the nine months ended September 30, 2024. The decrease in cash flows provided by operating activities was primarily due to lower cash receipts related to deferred revenues, an increase in cash paid for interest and an increase in severance payments, partially offset by decreases in contributions to our pension and other postretirement benefit plans and cash paid for taxes.

Cash flows provided by (used for) investing activities: Cash flows provided by investing activities were $17.6 million for the nine months ended September 30, 2025, compared to cash used for investing activities of $17.1 million for the nine months ended September 30, 2024. The change in cash flows provided by (used for) investing activities was primarily due to the increase in proceeds from the sale of real estate and other non-strategic assets of $37.7 million, partially offset by an increase in purchases of property, plant and equipment of $2.2 million.

Cash flows used for financing activities: Cash flows used for financing activities were $120.7 million for the nine months ended September 30, 2025, compared to $72.5 million for the nine months ended September 30, 2024. The increase in cash flows used for financing activities was primarily due to the increase in repayments of long-term debt of $48.3 million, the 2027 Notes repurchase of $14.6 million in April 2025 and a $1.0 million increase in payments of deferred financing costs, partially offset by $15.0 million in borrowings of long-term debt, drawn under the 2029 Delayed Draw Facility.

Debt

As of September 30, 2025, the carrying value of our outstanding debt totaled $971.8 million, which consisted of $733.2 million related to the 2029 Term Loan Facility, $216.6 million related to the 2031 Notes (defined below), and $22.0 million related to the 6.000% Senior Secured Convertible Notes due 2027 (the "2027 Notes").

In April 2025, we received a waiver from certain lenders of our 2029 Term Loan Facility and certain holders of our 2031 Notes (as defined below) and entered into a privately negotiated agreement with a holder of our 2027 Notes to repurchase $14.0 million principal amount of our outstanding 2027 Notes at 105% of par value, plus accrued and unpaid interest, for $15.0 million in cash. This transaction was financed using proceeds from our 2029 Delayed Draw Facility, and as a result as of September 30, 2025, $15.0 million had been drawn under the 2029 Delayed Draw Facility. As a result of this transaction, we recognized an immaterial loss on the early extinguishment of debt during the nine months ended September 30, 2025.

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

The 2029 Term Loan Facility is amortized at a rate of $17.3 million per quarter. In addition, we are required to repay the 2029 Term Loan Facility from time to time with (i) the proceeds of non-ordinary course asset sales and casualty and condemnation events, (ii) the proceeds of indebtedness that is not otherwise permitted under the 2029 Term Loan Facility and (iii) the aggregate amount of cash and cash equivalents on hand at the Company and our restricted subsidiaries in excess of $100.0 million as of the last day of any fiscal year of the Company (beginning with the fiscal year ended December 31, 2024).

For the nine months ended September 30, 2025, the Company prepaid $116.4 million under the 2029 Term Loan Facility, including quarterly amortization payments, which were classified as financing activities in the Consolidated statements of cash flows.

Interest on the 2027 Notes and our 6.000% Senior Secured Convertible Notes due 2031 (the "2031 Notes") is payable semi-annually in arrears, and the 2027 Notes and 2031 Notes mature on December 1, 2027, and December 1, 2031, respectively, unless earlier repurchased or converted. The 2027 Notes and 2031 Notes may be converted at any time by the Holders into cash, shares of the Company's common stock, par value $0.01 per share (the "Common Stock") or any combination of cash and Common Stock, at the Company's election. The initial conversion rate for both the 2027 Notes and the 2031 Notes is 200 shares of Common Stock per $1,000 principal amount of the 2027 Notes, which is equal to a conversion price of $5.00 per share of Common Stock (the "Conversion Price"). For the nine months ended September 30, 2025, no shares of Common Stock were issued upon conversion, exercise, or satisfaction of the required conditions of the 2027 Notes or the 2031 Notes.

Our 2029 Term Loan Facility, 2031 Notes and 2027 Notes all contain usual and customary covenants and events of default. As of September 30, 2025, we were in compliance with all such covenants and obligations.

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

Our Board of Directors has authorized the repurchase of up to $100 million (the "Stock Repurchase Program") of our Common Stock. Repurchases may be made from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or by means of one or more tender offers, in each case, as permitted by securities laws and other legal requirements. The amount and timing of the purchases, if any, will depend on a number of factors, including, but not limited to, the price and availability of our shares, trading volume, capital availability, our performance and general economic and market conditions. The Stock Repurchase Program may be suspended or discontinued at any time. Further, future repurchases under our Stock Repurchase Program may be subject to various conditions under the terms of our various debt instruments and agreements, unless an exception is available or we obtain a waiver or similar relief.

During the three and nine months ended September 30, 2025, we did not repurchase any shares of Common Stock under the Stock Repurchase Program. As of September 30, 2025, the remaining authorized amount under the Stock Repurchase Program was approximately $96.9 million. We do not currently anticipate repurchasing any shares of Common Stock pursuant to the Stock Repurchase Program in the fourth quarter of 2025.

We expect our capital expenditures for the remainder of 2025 to total approximately $20 million. These capital expenditures are anticipated to be primarily comprised of projects related to digital product development, costs associated with our print and technology systems, and system upgrades.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes during the quarter ended September 30, 2025, to the information disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risks of our Form 10-K for the fiscal year ended December 31, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

The following table provides information regarding shares withheld from our employees to satisfy certain tax obligations in connection with the vesting of restricted stock awards during the three months ended September 30, 2025. The shares of common stock withheld to satisfy tax withholding obligations may be deemed purchases of such shares required to be disclosed pursuant to this Item 2. We did not repurchase any of our equity securities in the open market during the three months ended September 30, 2025.

In thousands, except per share amounts	Total number of shares purchased (a)	Average price paid per share (a)	Total number of shares purchased as part of publicly announced program (b)	Maximum approximate dollar value of shares that may yet be purchased under the Stock Repurchase Program (b)
Period
July 1, 2025 - July 31, 2025	—	$—	—	$—
August 1, 2025 - August 31, 2025	259	$4.12	—	$—
September 1, 2025 - September 30, 2025	—	$—	—	$—
Total	259	$4.12	—	$—
(a)Represents shares of Common Stock withheld pursuant to the 2023 Stock Incentive Plan to cover employee tax-withholding obligations upon vesting of restricted stock awards in the third quarter of 2025. Amounts in the average price paid per share column reflect the weighted average price for shares withheld in satisfaction of these tax-withholding obligations.
(b)The Company's Board of Directors has authorized the repurchase of up to $100 million of Common Stock (the "Stock Repurchase Program"). Repurchases may be made from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or by means of one or more tender offers, in each case, as permitted by securities laws and other legal requirements. During the three months ended September 30, 2025, the Company did not repurchase any shares of Common Stock under the Stock Repurchase Program. As of September 30, 2025, the remaining authorized amount under the Stock Repurchase Program was approximately $96.9 million. The Company does not anticipate repurchasing any shares of Common Stock pursuant to the Stock Repurchase Program during the fourth quarter of 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

This item is not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any "non-Rule 10b5-1 trading arrangement" (as defined by Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Number	Description	Location
10.1	Form of Gannett Co., Inc. Employee Cash Performance Unit Award Agreement (2025).*	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.	Filed herewith.
32.1	Section 1350 Certification of Principal Executive Officer.	Furnished herewith.
32.2	Section 1350 Certification of Principal Financial Officer.	Furnished herewith.
101
The following financial information from Gannett Co., Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income; (iii) Condensed Consolidated Statements of Cash Flow; (iv) Condensed Consolidated Statements of Equity; and (v) Notes to Condensed Consolidated Financial Statements
Attached.
104	Cover Page Interactive Data File (formatted as Inline XBRL and embedded within the Inline XBRL document)	Attached.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 30, 2025	GANNETT CO., INC.

/s/ Trisha Gosser
Trisha Gosser
Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)