Form 10-K
period 2025-12-31
USA TODAY Co., Inc.
filed 2026-02-26
CIK 1579684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 001-36097
USA TODAY CO., INC.
(Exact name of registrant as specified in its charter)

Delaware			38-3910250
(State or Other Jurisdiction of Incorporation or Organization)			(I.R.S. Employer Identification No.)

175 Sully's Trail, Suite 203,	Pittsford,	New York	14534-4560
(Address of principal executive offices)			(Zip Code)
Registrant's telephone number, including area code: (703) 854-6000

GANNETT CO., INC.
(Former name or former address, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	TDAY	The New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for
complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                        ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant's Common Stock as reported on The New York Stock Exchange on June 30, 2025 was approximately $501.8 million. The registrant has no non-voting common equity.
As of February 20, 2026, 147,107,452 shares of the registrant's Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information in the definitive proxy statement for the registrant's Annual Meeting of Stockholders for 2026, to be filed with the
Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2025, is incorporated by reference in Part III to the extent described therein.

INDEX TO USA TODAY CO., INC.
2025 FORM 10-K

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
Words such as "anticipate," "expect," "intend," "plan," "focus," "goal," "project," "projection," "opportunity," "believe," "will,"
"aim," "strive," "commit," "would," "could," "can," "may," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements.
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

PART I
ITEM 1. BUSINESS
Overview
USA TODAY Co. is a diversified media company with expansive reach at the national and local level dedicated to empowering and enriching communities. Our mission is to inspire, inform, and connect audiences. As a media and digital marketing solutions company we are focused on sustainable growth. Through our trusted brands, including the USA TODAY
NETWORK, comprised of the national publication, USA TODAY, and our network of local properties, in the United States
(the "U.S."), and Newsquest, a wholly-owned subsidiary operating in the United Kingdom (the "U.K."), we provide essential journalism, local content, and digital experiences to audiences and businesses. We deliver trusted unbiased journalism when and where consumers want it. LocaliQ, our digital marketing solutions brand, supports small and medium-sized businesses
("SMBs") with innovative digital marketing products and solutions.
In November 2025, we changed our corporate name from Gannett Co., Inc. to USA TODAY Co., Inc. and we revised the names of two of our reportable segments: Domestic Gannett Media is now referred to as USA TODAY Media and Digital
Marketing Solutions is now referred to as LocaliQ. We do not distinguish between our prior and current corporate and reportable segment names and refer to our current corporate and reportable segment names throughout this Annual Report on
Form 10-K. As such, unless expressly indicated or the context requires otherwise, the terms "USA TODAY Co.," "Company,"
"we," "us," and "our" in this document refer to USA TODAY Co., Inc., a Delaware corporation, and, where appropriate, its subsidiaries.
We report in three segments: USA TODAY Media, Newsquest and LocaliQ. We also have a Corporate category that includes activities not directly attributable to a specific reportable segment and includes broad corporate functions, such as legal, human resources, accounting, analytics, finance, marketing and technology, as well as other general business costs. A full description of our reportable segments is included in Note 15 — Segment reporting in the notes to the Consolidated financial statements.
Growing digital revenue is a core strategic priority, and we employ a digital-first strategy, focused on audience growth and engagement and on diversifying revenue streams. As a result, in 2025, total Digital revenues, which includes Digital advertising revenues, Digital marketing services revenues, Digital-only subscription revenues, and Other Digital revenues, including digital content syndication, affiliate, content and artificial intelligence ("AI") partnerships, and licensing revenues, grew to 46% of our total revenues, or $1.1 billion. In total, during 2025 we averaged 186 million(a)(b) unique visitors across both the USA TODAY
Media and Newsquest segments, and as of December 31, 2025, we had approximately 1.5 million paid digital-only subscriptions, which outnumbered our print subscriptions.
We believe that a number of factors and industry trends have, and will continue to, present risks and challenges to our business. For a detailed discussion of certain factors that could materially affect our business, results of operations and financial condition, see "Item 1A — Risk Factors."
Strategy
We are committed to inspiring, informing and connecting audiences as a sustainable, growth-focused media and digital marketing solutions company. Our strategy is rooted in three operating pillars: (i) expanding our reach and engagement, (ii)
diversifying our digital revenues, and (iii) strengthening our capital structure, all supported by an increasingly integrated operating foundation, including modernized technology systems, automated workflows, enhanced data capabilities, and continued investment in our people and talent development. Our strategy unifies trusted journalism and digital innovation under one brand: USA TODAY Co. and is represented by our motto, "National voice. Local strength."
Three operating pillars
Expand reach and engagement with our customer segments
We believe a scaled and engaged base is key to our ongoing growth - including audience in our USA TODAY Media and
Newsquest segments and clients in our LocaliQ segment.
As of December 31, 2025, we have built one of the largest digital audiences in the U.S. media sector, both locally and nationally. For both the USA TODAY Media and Newsquest segments, we seek to strengthen the connection with our audience by providing relevant content and expanded offerings that resonate with our readers. We believe a scaled, engaged audience is the catalyst for creating diversified, predictable, and repeatable digital revenues.
In our LocaliQ segment, we seek to expand our client base through enhancements in our customer acquisition and retention and by broadening our product portfolio. By capitalizing on our domain expertise, we aim to grow our addressable market and provide comprehensive solutions that meet the evolving needs of our clients.
Diversify digital revenues
We seek to accelerate digital revenue growth by developing a broad portfolio of monetization channels on our platforms, maximizing yield across our platforms, and tailoring opportunities to individual consumer behavior.
Our strategy aims to allow us to more fully monetize the numerous visitors to our digital platforms, capitalizing on every interaction. Given our extensive portfolio, we seek to deliver and optimize a wide range of offerings across advertising, subscriptions, and commerce while increasingly leveraging our existing content to power syndication, affiliate, content and AI partnerships, as well as licensing arrangements.
Likewise, we are also focused on enhancing and expanding our core digital marketing services products and solutions. This includes continuing to develop software-based solutions, including AI-powered solutions, which are intended to increase our addressable market, improve retention, and increase our Core platform revenues. Refer to "Key Performance Indicators" in
"Management's Discussion and Analysis of Financial Condition and Results of Operations" below for further discussion of
Core platform revenues.
Strengthen our capital structure
We remain focused on reducing debt, generating consistent cash flow, and creating flexibility to reinvest in growth initiatives. We believe this disciplined approach supports our ability to innovate and adapt while ensuring long-term financial health.
Foundation for ongoing growth
We continue to modernize our infrastructure to support our transformation and long-term growth, including integrating advanced, next generation technologies that enhance automation, AI, and scalability across our operations. We are strengthening the interoperability of our platforms to enable faster execution, more efficient and automated decision-making, and improved product development. These efforts are intended to increase our organization's agility, unlock operational efficiencies, and position us to capture future digital growth opportunities. We also continue to invest in developing the skills and capabilities required to support a more technology-forward, digitally oriented organization.
USA TODAY Media segment
Our USA TODAY Media segment includes the USA TODAY NETWORK, comprised of the national publication, USA
TODAY, and our network of local properties in the U.S., as well as USA TODAY NETWORK Ventures, our community events business. This segment also includes operations which use existing assets, including employee expertise, equipment, and distribution networks, to produce print products for USA TODAY Co. and third-party customers. As of December 31, 2025, we operated over 320 digital news and media brands across our portfolio, and USA TODAY NETWORK had daily and weekly content brands in approximately 215 local communities across 43 states.
Our core offerings include:
•Digital: digital-only subscriptions for local brands, USA TODAY, sports, and games; and
•Print: home delivery offered on a subscription basis ("home delivery"), single copy, and non-daily publications (i.e., shoppers and niche publications).
Approximately 87% of our daily media brands have been published for more than 100 years. We believe the longevity of our publications demonstrates the value and relevance of the local information we provide and has created a strong foundation of reader loyalty in each community we serve. Our highly-recognized media brands, including USA TODAY, are powered by an integrated and award-winning news organization, which as of December 31, 2025, comprised approximately 2,500 journalists with deep roots in our local communities.

The scale of our consumer audience across the USA TODAY Media segment makes us an attractive marketing partner to various local and national businesses trying to reach consumers. We regularly adjust the number and type of products offered within each publication and market as we identify opportunities to best serve consumer and advertiser needs.
During 2025, the USA TODAY NETWORK averaged a total digital audience of approximately 132 million(a) monthly unique visitors, and the combined average daily print readership was approximately 2.2 million on Sunday and 2.0 million daily
Monday through Saturday, primarily driven by our network of local properties and to a lesser extent, our national publication
USA TODAY. We reach nearly 1 in 2 adults(a) in the U.S., led by USA TODAY and amplified by local media brands within the
USA TODAY NETWORK. We are the leading news media publisher in the U.S. in terms of circulation and have the largest digital audience in the News and Information category, excluding news aggregators, based on the December 2025 Comscore
Media Metrix® Desktop + Mobile. Per those metrics, our content reaches more people digitally than Fox News Media, CNN
Network, New York Times Digital, or WashingtonPost.com(a).
The USA TODAY NETWORK also leverages a centralized infrastructure, which provides shared support for back-office operations, such as content design and layout services, print and digital creative development, certain sales and service platforms, technology, data, and accounting and finance. While we centrally manage production and distribution, and leverage a single content management platform to maximize efficiency and enable content sharing across our portfolio of brands, we believe that it is critically important that our U.S. local property network operate at the local level and utilize the centralized infrastructure in a manner that maximizes each property's individual performance.
USA TODAY Media segment revenues
The USA TODAY Media segment generates revenue through subscriptions to our print and digital products, advertising augmented by full funnel solutions including digital marketing services, and, to a lesser extent, commercial printing and distribution, and the syndication and licensing of our content to third parties. The USA TODAY Media segment is focused on monetizing its digital audience through multiple digital revenue touchpoints, including digital subscriptions, digital content syndication, affiliate, content and AI partnerships, and digital advertising leveraging both first and third-party data. We are focused on growing digital revenues by employing a holistic approach to monetization and maximizing the total digital revenue of each unique visitor, while maintaining a robust print base.
Our advertising teams sell across a wide range of products, platforms, and locations. We operate local market teams, national and centralized sales, and self-service options to maximize the scale of our network. We offer a comprehensive portfolio of print and digital advertising, including digital marketing services, tailored to meet the unique needs of advertisers, from small local businesses to complex national brands. We provide trusted expertise, access to wide ranging audiences, a nationally scaled sales force, and targeted, integrated solutions. Our broad portfolio positions us to influence attitudes and behavior at every stage of the purchase path.
Digital revenues
Digital revenues at the USA TODAY Media segment were $654.2 million in 2025 compared to $692.7 million in 2024, which represented 38% of total USA TODAY Media segment revenues in 2025, up from 36% in 2024.
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
•Digital other revenues are mainly derived from digital content syndication, affiliate, content and AI partnerships and licensing revenues.

Print and commercial revenues
Print and commercial revenues at the USA TODAY Media segment were $1.1 billion in 2025, compared to $1.2 billion in
2024, which represented 62% of total USA TODAY Media segment revenues in 2025, down from 64% in 2024, making it our single largest revenue category in 2025.
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
Our all access content subscription model in our local markets includes a home delivered print product along with access to our content via multiple digital platforms, with subscription prices varying by market, frequency, and product, among other variables. As of December 31, 2025, we had approximately 0.8 million print subscribers.
In the U.S. local markets, Print circulation revenues are largely subscription based, with approximately 85% derived from home delivery subscriptions in 2025. In addition to the subscription model, single-copy print editions are sold at retail outlets and accounted for approximately 9% of daily and 13% of Sunday net paid circulation volume in 2025. In 2025, approximately
44% of the net paid circulation volumes of USA TODAY were generated by single-copy sales at retail outlets, vending machines, or hotels that provide copies to their guests. Net paid circulation volumes of USA TODAY also include home and office delivery, mail, educational, and other sales.
Events
USA TODAY NETWORK Ventures, our events and promotions business, diversifies our media offerings by connecting communities through impactful experiences. In 2025, USA TODAY NETWORK Ventures hosted a variety of in-person and virtual events, attracting approximately 430 thousand attendees. Our portfolio includes home and garden shows, food and wine festivals, high school sports recognition programs, including the USA TODAY High School Sports Awards, and major events such as the Hot Chocolate 15K/5K, RAGBRAI, and Detroit Free Press Marathon.
USA TODAY NETWORK Ventures revenues are generated primarily through sponsorship sales, race registrations, and ticket sales, which are reported in other revenues, and print and digital advertising and marketing revenues.
Production and distribution
As of December 31, 2025, the USA TODAY Media segment owned and/or operated 11 production facilities. We leverage existing assets, including employee expertise, equipment, and distribution networks, to produce print products for USA
TODAY Co. and third-party customers. We seek to reduce the operating costs of our publications while enhancing the quality of our small and mid-size market publications by clustering our production resources, utilizing excess capacity for commercial work, and/or outsourcing where cost-beneficial.
We aim to continue to optimize our geographic footprint to efficiently produce and transport printed products, with daily newspaper distribution made via the U.S. Postal Service in certain markets as well as outsourcing to independent third-party distributors. In 2025, we converted five publications to same-day mail delivery via the U.S. Postal Service in markets where it was viable from a customer and financial perspective. Our goal is to provide reliable delivery to the consumer, and where possible, at a lower cost and eliminate unprofitable distribution routes. We intend to continue to expand mail delivery in 2026.
Competition
Our USA TODAY Media operations compete for advertising and marketing spend with a broad range of media and technology companies, including social media platforms, advertising networks, traditional media outlets such as direct mail, yellow pages, radio, outdoor advertising, broadcast and cable television, magazines, local, regional and national newspapers, shoppers, and other programmatic buying channels. We also compete for circulation and readership against other news and information outlets as well as other content creators, some of which offer their content free of charge.
Competition has intensified as audiences increasingly consume news and information through digital channels, mobile applications, social platforms, video services, and emerging technologies that aggregate, summarize, or redistribute content.
Barriers to entry remain low with limited capital requirements for new companies to enter the market with competitive digital products. Additionally, there are times when we are not, and in the future we may not be, compensated for the use of our original content by third-party digital products and social platforms, including AI-driven platforms.
We expect the USA TODAY Media segment to continue to protect its audience market share and to expand its audience reach in the digital media industry through a focus on high quality content and journalism, internal audience development efforts, content distribution programs, acquisitions, and partnerships. Additionally, we expect the USA TODAY Media segment to continue to improve its suite of advertising and marketing services products through both internal development and partnerships.
Joint Operating Agreement
One of our USA TODAY Media subsidiaries was a party to a partnership which was subject to and operated under a joint operating agreement ("JOA"). Under the JOA, the partnership performed the production, sales, distribution, and back office functions for our subsidiary, the Detroit Free Press, and The Detroit News, which was published by MediaNews Group.
Operating results for the Detroit JOA were fully consolidated along with a charge for the minority partners' share of profits.
During the second quarter of 2025, the parties agreed not to renew the JOA, and as a result the JOA ended in December
2025. On January 31, 2026, we completed the transfer of The Detroit News from MediaNews Group. Refer to Note 16 —
Subsequent events in the notes to the Consolidated financial statements.
Newsquest segment
Our Newsquest segment in the U.K. is comprised of approximately 220 digital news and media brands across our portfolio, including over 150 daily and weekly newspapers and over 60 magazines as of December 31, 2025.
Our core offerings include:
•Digital: digital-only subscriptions for local brands, magazines, and sports verticals; and
•Print: single copy, home delivery, and non-daily publications (i.e., weekly news brands, shoppers and niche publications).
Many of our publications are located in small and mid-size markets where we are often the primary provider of comprehensive local community news and information. We reach a large, diverse audience through our print and digital daily and non-daily publications throughout the U.K. As of December 31, 2025, our journalism network is powered by an integrated and award-winning news organization comprised of approximately 420 journalists.
The scale of our consumer audience across the Newsquest segment, combined with a full funnel suite of products, makes us an attractive marketing partner to various local and national businesses trying to reach consumers. In 2025, Newsquest had a digital audience of approximately 54 million(b) monthly unique visitors, on average, with a total average print readership of approximately 3.5 million every week.
Newsquest segment revenues
The Newsquest segment generates revenue primarily through advertising, single-copy sales and subscriptions to our print and digital products, augmented by full funnel advertising solutions including digital marketing services, and, to a lesser extent, commercial printing and distribution. The Newsquest segment is focused on monetizing its large organic audience through multiple digital revenue touchpoints, such as digital subscriptions, affiliate and content partnerships, digital advertising leveraging both first and third-party data, and new product offerings. We believe this strategic focus, coupled with our unwavering commitment to delivering engaging and essential content, will enable us to better optimize our audience and accelerate our digital revenue growth.
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
Digital revenues
Digital revenues at the Newsquest segment were $81.5 million in 2025 compared to $79.3 million in 2024, which represented 34% of total Newsquest segment revenues in 2025, up from 33% in 2024.
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
Maximizing our digital revenues remains one of our top priorities as we aim to strike the optimal balance between digital revenue categories. We continue to focus on expanding our content offerings and enhancing our product suite to meet the needs of our consumers and leverage our expansive organic audience.
Print and commercial revenues
Print and commercial revenues at the Newsquest segment were $156.8 million in 2025 compared to $160.0 million in
2024, which comprised 66% of total Newsquest segment revenues, down from 67% in 2024.
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
In the Newsquest markets, Print circulation revenues are largely single-copy based, with approximately 82% derived from single-copy sales in 2025.
Production and distribution
As of December 31, 2025, the Newsquest segment owned and/or operated four production facilities. By clustering our publication resources, utilizing excess capacity for commercial work, or outsourcing where cost-beneficial, we seek to reduce the operating costs of our publications while increasing the quality of our small and mid-size market publications that would typically not otherwise have access to high quality production facilities at competitive costs. We believe we are able to reduce future capital expenditure needs by having fewer overall pressrooms and buildings.
The Newsquest segment operates its publishing activities in a similar manner to the USA TODAY Media segment, as discussed above, through regional and central teams to maximize the use of management, finance, printing, and personnel resources. This approach allows the business to leverage a variety of back-office and administrative activities to optimize financial results and enables Newsquest to offer readers and advertisers a range of attractive products across the market.
Competition

Our Newsquest segment operations and affiliated digital platforms compete for advertising and marketing spend with a broad range of media and technology companies, including social media platforms, advertising networks, traditional media outlets, such as direct mail, radio, outdoor advertising, broadcast and cable television, magazines, local, regional and national newspapers, and other print and online media sources, including local blogs, as well as other programmatic buying channels.
We also compete for circulation and readership against other news and information outlets as well as other content creators, some of which offer their content free of charge.
Development of opportunities in, and competition from, digital and social media, including websites, mobile applications, and social products continues to increase. There is very little barrier to entry and often limited capital requirements for new companies to enter the market with competitive digital products. Additionally, there are times when we are not, and in the future we may not be, compensated for the use of our original content by third-party digital products and social platforms, including AI-driven platforms.
The Newsquest segment operates with a focus on audience reach and engagement in the digital media industry through an emphasis on high quality content and journalism, internal audience development efforts, content distribution programs, acquisitions, and partnerships. Additionally, the Newsquest segment expects to continue to improve its suite of advertising and marketing services products through both internal development and partnerships.
LocaliQ segment
Our LocaliQ segment provides digital advertising and marketing products and solutions to help local businesses reach customers and grow their business. LocaliQ's cloud-based platform offers a suite of integrated products and solutions for marketing automation, AI-driven advertising optimization, and customizable reporting. LocaliQ helps businesses build online presence, drive consumer awareness, manage leads, and measure marketing performance across multiple channels. The platform is an all-in-one suite of products and solutions that delivers relevant marketing messages to local consumers, helps optimize marketing budgets, and provides actionable insights to advertisers. The product suite also includes Customer Center powered by Dash®, an AI-powered platform, which provides AI-generated call attributes, AI-assisted call details, and a customer interaction activity feed with AI-generated insights.
We believe LocaliQ benefits from several strengths that differentiate it in the digital marketing solutions landscape. Our scaled sales force, long-standing presence in the communities in which we operate, and vast data accumulated through decades of campaign management enable us to understand local business needs and consumer behavior. These strengths support efficient customer acquisition, targeted campaign optimization, and reliable performance - factors that are increasingly important as digital marketing becomes more complex. We believe we offer a lower cost of acquisition for our customers based on our extensive data and experience in optimizing campaigns. We also believe we have the technology, the experience, and the relationships to provide best-in-class metrics.
We believe the LocaliQ segment provides a scalable business model due to its consistent customer budget retention rates, averaging 95% in 2025. In addition, we believe that ongoing investment in our core platform and in our product suite are critical to growing the number of core platform customers. As of December 31, 2025, our core platform average customer count was approximately 13,300 at our LocaliQ segment. Refer to "Key Performance Indicators" in "Management's Discussion and
Analysis of Financial Condition and Results of Operations" below for further discussion of core platform average customer count.
LocaliQ Digital marketing services revenues are subject to moderate seasonality due primarily to fluctuations in marketing budgets for seasonal businesses. We believe the diversification of the product suite will, over time, reduce the impact from seasonal fluctuations.
Products
Digital marketing requires a holistic view of how online presence, advertising and conversion efforts work together to achieve results. Our products and solutions work across the USA TODAY NETWORK and major online platforms such as
Google, Facebook, Microsoft, Yelp, Snap, and others. Our products and solutions portfolio offers a simple all-in-one platform powered by AI and service experts that grows and adapts with the needs of local business owners. LocaliQ identifies the biggest opportunities across our product suite and provides solutions by recommending the right mix of product features on the platform and by providing data-driven performance measurement and reporting.
Our products and solutions focus on three key categories local businesses need to manage in order to grow:

•Get Found: Listings, websites and landing pages, search engine optimization and social media marketing.
•Scaling Their Business: Search engine marketing, display ads, video ads, social ads, targeted email marketing, and custom promotions. Search engine marketing accounted for 66% of our LocaliQ segment's total revenues for the year ended December 31, 2025.
•Converting and Keeping Customers: Customer Center powered by Dash® and chat.
Distribution
We deliver our suite of products and solutions to local businesses through a combination of our proprietary technology platform, our sales force, and select third-party agencies and resellers. Our LocaliQ segment has sales operations in the U.S.,
Canada, New Zealand, Australia, and the U.K., as well as support services in India. During 2025, approximately 94% of our
LocaliQ segment revenues were generated in North America and the remaining 6% from other international markets. All
LocaliQ segment revenues are digital revenues.
Competition
The market for local online advertising solutions is intensely competitive and rapidly changing. The market is highly fragmented as there are several smaller companies which provide digital marketing services at highly competitive prices and, increasingly, we compete with SMB marketing providers who offer solutions tailored for specific verticals. In addition, the online publishers that we utilize for clients, such as Google, Facebook, and Microsoft, generally offer their products and services through self-service platforms. Many traditional offline media companies also offer online advertising solutions and have large, direct sales forces and digital publishing properties. Further, a proliferation of marketing automation tools continues to commoditize the LocaliQ environment while actions from major technology companies have caused challenges to advertising agencies.
Government regulation
We are subject to a variety of laws, rules, and regulations in numerous jurisdictions within the U.S. and in each of the countries where we conduct business. These laws, rules, and regulations cover several diverse areas, including environmental matters, employee health and safety, data and privacy protection, consumer protection and anti-trust provisions. These U.S.
federal, state, and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. For example, many jurisdictions have enacted or are considering enacting privacy or data protection laws and regulations that apply to the processing or protection of personal information as well as laws and regulations governing the use of AI. Data and privacy protection laws, rules and regulations are applicable to our businesses and the compliance costs and operational burdens imposed by these laws and regulations could be significant. As a result of the often rapidly evolving changes, the application, interpretation, and enforcement of these and other applicable laws and regulations are often uncertain and may be interpreted and applied inconsistently from jurisdiction to jurisdiction and inconsistently with our current policies and practices. We are committed to conducting our business in accordance with applicable laws, rules, and regulations.
Environmental regulation
Our production and distribution facilities are subject to various federal, state, local, and foreign environmental laws. Our operations use inks, solvents, and fuels, for which the use, management, and disposal of certain of these substances are regulated by environmental agencies. We retain a corporate environmental legal consultant who, along with internal and outside counsel, provides advice on regulatory compliance and preventive measures. We believe we are in substantial compliance with all applicable laws and regulations for the protection of the environment and the health and safety of our employees based upon existing facts presently known to us. Compliance with applicable federal, state, local, and foreign environmental laws and regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes, and other related activities has had, and will continue to have, an impact on our operations but has been accomplished to date without having a material adverse effect on our operations. While it is difficult to estimate the timing and ultimate costs to be incurred due to uncertainties about the status of laws, regulations, and technology, based on information currently known to us and insurance procured with respect to certain environmental matters, we do not expect environmental costs or contingencies to be material or to have a material adverse effect on our financial performance. Our operations involve risks in these areas, however, and we cannot provide assurance that we will not incur material costs or liabilities in the future which could adversely affect us. See also "Item 1A — Risk Factors" in this Annual Report on Form 10-K.

Raw materials
Newsprint, which is one of the raw materials used in our print publications, has been and may continue to be subject to significant price changes from time to time. During 2025, we purchased newsprint as well as other specialty paper grades from
13 domestic and global suppliers with three of the mills in the United States. Additionally, during 2025, 8% of our domestic newsprint purchases contained recycled content. Our total consumption was approximately 78,000 metric tons in 2025, a decrease of 18% from 2024, which included consumption by our owned and operated print sites, third-party printing sites, and
Newsquest, and includes consumption for USA TODAY Co. products as well as products printed commercially for third-
parties. Newsprint capacity, including the number of newsprint suppliers, has been impacted by the closure and consolidation of newsprint mills and the conversion of newsprint mills to other products or grades of paper. North American suppliers are becoming a larger share of the global market. The domestic supply of newsprint is susceptible to supply chain disruptions and pricing volatility tied to economic and geopolitical factors, including tariffs and retaliatory tariffs. In addition, the availability and price of newsprint is subject to numerous risks and uncertainties, which are described more fully under "Item 1A — Risk
Factors" in this Annual Report on Form 10-K.
Macroeconomic environment
We are exposed to certain risks and uncertainties caused by factors beyond our control, including, among other things, trade policy, inflation, interest rates, housing demand, employment levels, and consumer confidence, as well as economic and political instability and other geopolitical events. We believe that these uncertain economic conditions have adversely impacted and may continue to have an adverse impact on our revenues, and the occurrence of these factors has resulted in a reduction in demand for our print and digital advertising, reduced the rates for our advertising, and caused marketers to shift, reduce or stop spend.
We are exposed to potential increases in interest rates associated with our $900.0 million five-year first lien term loan facility, which as of December 31, 2025, accounted for approximately 75% of our outstanding debt, as well as fluctuations in foreign currency exchange rates, primarily related to our operations in the U.K. We expect continued uncertainty and volatility in the U.S. and global economies which will continue to impact our business. See "Item 1A — Risk Factors" in this Annual
Report on Form 10-K.
Seasonality
We experience seasonality in our revenues. The USA TODAY Media segment typically witnesses the greatest impact from seasonality in the third quarter, primarily attributed to reduced population in seasonal markets and decreased holiday related spending. The LocaliQ segment generally experiences the greatest impact from seasonality in the first half of the fiscal year, which can be attributed to the advertising needs of specific verticals, which are generally lower in the first half of the year.
Human capital resources
We believe our employees represent our greatest asset and the foundation of our business, making day-to-day operations possible while driving future success. Nurturing a broad range of experiences, opinions, perspectives and capabilities aligned to our shared values, our people enable our organization to deliver value to our customers and communities.
Enabling a positive experience for all employees remains a top priority at USA TODAY Co. Aligned to our purpose, we endeavor to provide engaging work and to foster a learning culture that supports our employees' ability to reach their goals and continue to develop new skills and capabilities. We invest in leadership development to enable managers to build strong team-
based connections and to support effective manager and employee dialogue. Culture building is a priority on a local, divisional and enterprise level. Our efforts include encouraging volunteer participation in our employee-led employee resource groups
("ERGs"), with thirteen active ERGs operating in the Company as of December 31, 2025. ERG leaders set annual goals to nurture our "Career, Culture, Company, and Community" objectives that help guide topics for programming and live discussions. Our programming and consistent communication across our entire workforce includes intersectional ERG events, monthly town hall meetings with our Chief Executive Officer and senior leadership, and many communication channels, including, for example, our bi-monthly "Focused Leader" guide, and our monthly "Together" employee newsletter, which shares strategies on topics such as hybrid working, staying socially and professionally connected, and highlighting individual employee career progression stories.
Throughout the year we engage employees through lifecycle milestones to maintain a clear pulse on their experience, including their challenges, aspirations and accomplishments. Annually, the performance management process begins with goal setting and includes structure for regular manager feedback and coaching. We incorporate individual development plans to assist with the career growth and learning plans for employees. During 2025, we continued to focus on enabling management effectiveness by sharing specific programs, tools, forums, and communications for managers. We also implemented tailored mentoring programs to further enable the career elevation progress.
As of December 31, 2025, we employed approximately 7,500 employees in the U.S., of which approximately 15% were represented by labor unions, most of which were affiliated with one of six unions. As of December 31, 2025, there were approximately 2,000 employees outside of the U.S., including approximately 1,800 employed by Newsquest in the U.K. Our
U.K. subsidiaries bargain with two unions over working practices, wages, and health and safety issues. Most of our unionized employees work under collective bargaining agreements. As of December 31, 2025, there were approximately 78 existing collective bargaining agreements and one bargaining unit negotiating an initial contract. While we have experienced isolated work stoppages from time to time, we believe relations with our employees are generally good.
Sustainability initiatives
As a leading media organization, our longstanding corporate social responsibility position is driven by our deep commitment to the communities we serve. We are focused on maintaining ethical and responsible business practices that positively impact the world. Essential to USA TODAY Co.'s mission of empowering communities to thrive are the pillars of our corporate social responsibility platform. We strive to minimize our environmental impact through sustainable business practices for sourcing, consumption, and waste. We have implemented several initiatives to reduce our use of water, recover and recycle electricity and fossil fuels when possible, and pursue green energy options where available and we strive to incorporate sustainability throughout our supply usage and supply chain. In addition, we continue to reduce the number of printing presses in operation by consolidating print operations, and we are also focused on reducing the square footage of our office space through the consolidation of offices, in many cases, to more energy efficient spaces. We have implemented best-in-
class carbon accounting software, which has enhanced our ability to collect emissions data across a broader range of assets and scopes. We recognize that establishing a comprehensive carbon footprint baseline is essential to identifying and implementing effective emissions-reduction strategies.
We continue to harness employee enthusiasm through Sustainability Forward, an employee resource group focused on bringing together a community of employees who are passionate about sustainability topics. The group aims to align initiatives and efforts that support our commitment to sustainability, climate, people, and communities. In 2025, the group hosted monthly meetings, community initiatives, and company-wide events and training focused on education and climate change solutions.
Corporate governance and public information
The address of USA TODAY Co.'s website is www.usatodayco.com. Stockholders can access a wide variety of information on USA TODAY Co.'s website, under the "Investor Relations" tab, including corporate governance information, news releases, Securities and Exchange Commission ("SEC") filings, and information USA TODAY Co. is required to post online pursuant to applicable SEC and New York Stock Exchange ("NYSE") rules. USA TODAY Co. makes available via its website all filings it makes under the Securities Exchange Act of 1934, as amended, including Forms 10-K, 10-Q, and 8-K, as well as any related amendments as soon as reasonably practicable after they are filed with, or furnished to, the SEC. All such filings are available free of charge. The content of, or information available on, USA TODAY Co.'s website and any other website referred to in this report are not a part of, and are not incorporated by reference into, this report unless expressly noted
otherwise.
Use of website to distribute material company information
The Company's website address is www.usatodayco.com. The Company uses its website as a channel of distribution for important company information and we use the investors.usatodayco.com website as a means of disclosing information that may be deemed to be material to investors and for complying with our disclosure obligations under Regulation FD. Important information, including press releases, analyst and other presentations, transcripts, and financial information regarding the
Company, is routinely posted on and accessible on the Investor Relations and News and Events subpages of its website, which are accessible by clicking on the tabs labeled "Investor Relations" and "News and Events," respectively, on the website home page. The Company also uses its website to expedite public access to time-critical information regarding the Company in advance of or in lieu of distributing a press release or a filing with the SEC disclosing the same information. Therefore, investors should look to the Investor Relations, and News and Events subpages of the Company's website for important and time-critical information. Visitors to the Company's website can also register to receive automatic e-mail and other notifications alerting them when new information is made available on the Company's website.
The contents of our website are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.
References
(a) © 2025 Comscore, Media Metrix, US Multi-Platform, Desktop 2+ and Total Mobile 18+, December 2024-December 2025
(b) Newsquest used Adobe Analytics to identify unique visitors between January 2025 and December 2025

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
•Our LocaliQ segment utilizes online media acquired from third parties and our business could be materially adversely affected if these companies take actions that are adverse to our interests or otherwise restrict our ability to do business.
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
•We use AI and may use other new technologies in our business. Challenges with our ability to effectively manage, govern, and scale their adoption and use may affect our competitive position, reputation, and could adversely affect our results of operations.
•Defects, delays, or interruptions in the cloud-based hosting services we utilize, both directly and indirectly, could adversely affect our systems, reputation and operating results.
•Our business is dependent on third-party technology platforms, search results, and algorithms to distribute our content, and changes to these platforms, including the increased use of AI tools, could materially adversely affect our traffic, engagement, and financial performance.
•Any significant increase in newsprint costs or disruptions in our newsprint supply chain, or the unavailability of the materials needed for printing, may materially and adversely affect our business, results of operations and financial condition.
•The value of our goodwill and intangible assets may become impaired, which could materially and adversely affect future reported results of operations.
•We could be subject to additional tax liabilities, which could adversely affect our operating results and financial condition.
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
•The loss of the services of any of our key personnel, reduced staffing levels, or our inability to attract or retain skilled or experienced personnel in the future may materially and adversely affect our ability to operate or grow our business effectively.
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
In order to compete effectively, we must differentiate and distinguish our brands and our products and services, respond to and develop new technologies, distribution channels and platforms, products and services, and anticipate and consistently respond to changes in consumer and customer needs, preferences and behaviors. For example, we rely on brand awareness, reputation and acceptance of our content and other products and services in order to retain and grow our consumers and subscribers. However, consumer preferences change frequently and are difficult to predict, and when faced with a multitude of choices, consumers may place greater value on the convenience and price of products and services than they do on their source, quality, or reliability. Online traffic and product and service purchases are also driven by internet search results, referrals from social media and other platforms and visibility on digital marketplace platforms and in mobile app stores. Search engine results and digital marketplace and mobile app store rankings are based on algorithms that are changed frequently, and social media and other platforms may also vary their emphasis on what content to highlight for users. Use of AI tools by consumers could result in decreased viewership and engagement with our media content and impact the monetization of our content.
Unauthorized use of our content for generative AI or to train AI models could reduce our ability to control how our content is used or presented, diminish brand attribution, and decrease the commercial value of our intellectual property. Any failure to successfully manage and adapt to these changes across our businesses, including those affecting how our content, apps, products, and services are discovered, prioritized, displayed, and monetized, could impede our ability to compete effectively by significantly decreasing traffic to our offerings, lowering advertiser interest in those offerings, increasing costs if free traffic is replaced with paid traffic and lowering advertising revenue and subscriptions. A loss in the expected popularity or discoverability of our content or other products and services could have a material adverse effect on our business, financial condition, or results of operations.
We expect to continue to pursue new strategic initiatives and develop new and enhanced products and services in order to remain competitive. We have incurred, and expect to continue to incur, significant costs in order to implement our strategies and develop new products and services, as well as other costs to acquire, develop, adopt, upgrade and exploit new and existing technologies and attract and retain employees with the necessary knowledge and skills to support our priorities. There can be no assurance that any of our strategic initiatives, products or services will be successful in the manner or time period or at the cost we expect or that we will realize the anticipated benefits we expect to achieve. The failure to realize those benefits could have a material adverse effect on our business, results of operations and financial condition.
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
Our indebtedness, incurred from time to time, could have significant consequences on our future operations, including making it more difficult for us to satisfy our debt obligations and our other ongoing business obligations, which may result in defaults, and limit our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industries in which we operate, and the overall economy. As of December 31, 2025, our outstanding indebtedness included (i)
$729.5 million of term loans under a $900.0 million five-year first lien term loan facility (the "2029 Term Loan Facility"), (ii)
$24.1 million of 6.000% Senior Secured Convertible Notes due 2027 ("2027 Notes"), and (iii) $223.7 million of 6.000% Senior
Secured Convertible Notes due 2031 ("2031 Notes").
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
Accordingly, we are required to dedicate a substantial portion of cash flow from operations to fund interest payments. The 2029
Term Loan Facility is amortized at a rate of $17.3 million per quarter. In addition, we are required to repay the 2029 Term Loan
Facility from time to time with (i) the proceeds of non-ordinary course asset sales and casualty and condemnation events, (ii)
the proceeds of indebtedness that is not otherwise permitted under the 2029 Term Loan Facility and (iii) the aggregate amount of cash and cash equivalents on hand at the Company and our restricted subsidiaries in excess of $100.0 million as of the last day of any fiscal year of the Company (beginning with the fiscal year ended December 31, 2024). Our debt service obligations reduce the amount of cash flow available to fund our working capital, capital expenditures, investments and potential distributions to stockholders. Moreover, there can be no assurance that we will be able to generate sufficient cash flow to satisfy our debt service obligations. Our ability to satisfy our debt service obligations depends on our ability to generate cash flow from operations, which is subject to a variety of risks, including general economic conditions and the strength of our competitors, which are outside our control. Refer to Note 9 — Debt and Note 16 — Subsequent events in the notes to the Consolidated financial statements for additional discussion regarding our debt.
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
Our agreements relating to our indebtedness, including the 2029 Term Loan Facility and the 2031 Notes, contain restrictions and covenants that limit our ability to take certain actions without requisite lender approval, approval of the holders of a majority in principal amount of the 2031 Notes then outstanding, or modification of the loan agreements, as applicable.
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
Additionally, this creditor may have interests that diverge from our interests or interests of our stockholders, and it may exercise its rights as a creditor in a manner with which our stockholders may not agree or that may not be in the best interests of the Company. In particular, this creditor’s ownership of the majority of our indebtedness could limit our ability to take certain actions that are restricted under the agreements relating to our indebtedness. See "Risks Related to Our Indebtedness—Certain actions, including our ability to incur additional indebtedness, require the consent of our lenders and note holders which, if not provided, would limit our ability to take advantage of future opportunities."
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
If there is a fundamental change, as defined in the 2027 Notes Indenture and the 2031 Notes Indenture, we must, if certain other conditions are met, make an offer to repurchase the 2027 Notes and the 2031 Notes at a price equal to 110% of the principal amount thereof, together with any accrued and unpaid interest, if any, to, but excluding, the date of the repurchase. If we become obligated to repurchase the 2027 Notes or the 2031 Notes upon a change of control, we may not have enough available cash or may be unable to obtain financing at the time we are required to make purchases of the 2027 Notes or 2031
Notes being surrendered. In addition, our ability to repurchase the 2027 Notes and the 2031 Notes is limited by the agreements governing our existing indebtedness (including the 2031 Notes and the 2029 Term Loan Facility) and may also be limited by law or regulation, or by agreements that will govern our future indebtedness. Our failure to repurchase the 2027 Notes or the
2031 Notes at a time when the repurchase is required by the 2027 Notes Indenture or the 2031 Notes Indenture, respectively, would constitute a default under the respective indenture. A default under the governing indenture or the change of control itself could also lead to a default under agreements governing our existing or future indebtedness (including the 2029 Term Loan
Facility).
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
Our LocaliQ segment utilizes online media acquired from third parties and our business could be materially adversely affected if these companies take actions that are adverse to our interests or otherwise restrict our ability to do business.
Our LocaliQ segment utilizes online media acquired from third parties, particularly Google, Facebook, and Microsoft, which account for a large majority of all U.S. internet searches and traffic. These companies, and the other companies with which we do business, have no obligation to conduct business with us, and may decide at any time and for any reason to significantly curtail or inhibit our ability to do business with them. Additionally, any of these companies may make significant changes to their respective business models, policies, systems, plans or ownership, and those changes could impair or inhibit the manner in which they sell their advertising units or otherwise conduct their business with us. For example, new privacy controls and tracking transparency frameworks that have been implemented or may be implemented in the future, by platforms such as
Facebook, Google, and Apple would limit our ability to access and use data from consumers through those platforms, which we rely on for digital advertising and marketing. Any such controls or transparency frameworks may impair our ability to market to consumers. Any new developments or rumors of developments regarding business practices at companies that affect the online advertising industry may materially and adversely affect our products or services, or create perceptions with our clients that our ability to compete in the online marketing industry has been impaired.
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

Current and future conditions in the economy are inherently uncertain and are impacted by political, market, health and social events and conditions. As a result, it is difficult to estimate the level of growth or contraction for the economy as a whole.
It is even more difficult to estimate growth or contraction in various parts, sectors and regions of the economy, including the markets in which we participate. We are currently operating in, and expect for the foreseeable future to continue to operate in, a period of economic uncertainty and market volatility, including as a result of higher inflation, unpredictable interest rates, supply chain disruptions, expanded or retaliatory tariffs, sanctions, quotas or other trade barriers (including tariffs imposed or threatened to be imposed by the U.S. and any retaliatory actions taken by countries facing such tariffs), fluctuating foreign currency exchange rates, changes in governmental administrations and policies, and other geopolitical events. These conditions have had, and may continue to have, a negative impact on our business, including the demand for advertising and advertising revenues.
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
Challenging economic conditions, especially higher inflation and unpredictable interest rates, have had, and may continue to have, an adverse impact on our consumers and consumer spending, which, in turn, could materially and adversely affect our business. Discretionary purchases, including for our products and services, generally decline during periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence.
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
We have been, and may continue to be, impacted by inflation, higher costs associated with labor, newsprint, ink, printing plates, fuel, delivery costs and utilities, unpredictable interest rates, and supply chain disruptions, including as a result of tariffs or retaliatory tariffs. Global or regional recessions, perceived or actual, higher unemployment and declines in income levels may also materially and adversely affect our business and financial condition.
Adverse changes may also occur as a result of other events outside of our control, including pandemics and other health crises, political uncertainties, hostilities or social unrest, actual or threatened war, terrorism or other similar events, declining oil prices, wavering customer confidence, volatility in stock markets, contraction of credit availability, declines in real estate values, natural disasters, severe weather events (which may occur with increasing frequency and intensity), or other factors affecting economic conditions in general. These changes may negatively affect the sales of our products, increase exposure to losses from bad debts, increase the cost and decrease the availability of financing, or increase costs associated with publishing and distributing our publications. Declining revenue may impair our ability to generate sufficient cash flows to service our existing or any future debt obligations, including the 2029 Term Loan Facility, the 2031 Notes and the 2027 Notes. There can
be no assurance that cost constraint actions, if any, taken in response to any future crisis outside our control, will offset possible future impacts of the crisis. Any measures taken to preserve cash flow and defer payments into future periods, such as the deferral of pension obligations, could have a greater impact on cash flow in future periods as we also incur such payments in the normal course of business. Moreover, such measures, and other measures we may implement in the future in response to a crisis, may negatively impact our reputation and our ability to attract and retain employees. See "Risks Related to Pension
Obligations and Employees" below. Accordingly, future events outside of our control may have the effect of heightening various risks described in this Annual Report on Form 10-K and our other filings with the SEC. Any sustained economic downturn in the U.S. or any of the other countries in which we conduct significant business, other adverse macroeconomic events, market disruptions, or other events outside of our control, could materially and adversely affect our business, operating results, and financial condition.

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
The Newsquest segment operates in the U.K., and the LocaliQ segment has international sales operations in the U.K.,
Australia, New Zealand and Canada, as well as campaign support services in India. Revenue from international operations comprised 12% of our total revenues for the year ended December 31, 2025. Our ability to manage these international operations successfully is subject to numerous risks inherent in foreign operations, including:
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
Our information systems, both online and on-premise, store and process large amounts of confidential employee data and data of our subscribers, business customers, prospects, visitors to our websites, attendees at our events and other users, such as names, email addresses, phone numbers, addresses, and other personal information. Therefore, maintaining our network and identity security is critical.
In addition, we rely on the technology, systems, and services provided by third-party vendors and outsourced service providers (including cloud-based service providers) to process the personal information of our employees and users, and for a variety of other operations, including encryption and authentication technology, employee email, domain name registration, content delivery to customers, administrative functions (including payroll processing and certain finance and accounting functions), technology functions (including application development and technology support functions) and other operations.
Accordingly, we depend on the security of our third-party service providers and business partners to protect these functions and associated data. Unauthorized use of or inappropriate access to our, or our third-party service providers' or business partners'
networks, computer systems and services could potentially jeopardize the security of personal information or other confidential information of our employees, customers or users, including payment card (credit or debit) information.
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
Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we or our third-party service providers or business partners may be unable to anticipate these techniques or to implement adequate preventative measures. Non-technical means, such as actions or omissions by an employee or contractor, can also result in a data breach or other cybersecurity incident. A party that is able to circumvent our security measures could misappropriate our proprietary information or the information of our employees, vendors, business partners, customers or users, cause interruption in our operations, or damage our computers or those of our employees, vendors, business partners, customers or users. As a result of any such breaches or incidents, our employees, vendors, business partners, customers, users or other third parties may assert claims of liability against us and these activities may subject us to governmental fines or penalties, legal claims, adversely impact our reputation, and interfere with our ability to provide our products and services, all of which may have an adverse effect on our business, financial condition, and results of operations. The coverage and limits of our insurance policies may not be adequate to reimburse us for losses caused by security breaches or other cybersecurity incidents.
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
There can be no assurance that any security measures we, or our third-party service providers, take will be effective in preventing a cybersecurity incident that could have a material impact on us. We may need to expend significant resources to protect against security incidents or to address problems caused by such incidents. If an actual or perceived incident or breach of our security occurs, the perception of the effectiveness of our security measures could be harmed and we could lose customers or users. In addition, if hackers manipulate or misrepresent our news reporting, our reputation could be harmed.
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
Many jurisdictions have enacted or are considering enacting privacy or data protection laws and regulations that apply to the processing or protection of personal information. For example, the General Data Protection Regulation adopted by the EU and the Data Protection Act of 2018 in the U.K. impose stringent data protection requirements and significant penalties for noncompliance; California's Consumer Privacy Act created data privacy rights, which other states have implemented as well. A large and increasing portion of the U.S. population is covered by state comprehensive privacy laws which include the ability for users to opt-out of cookies. These privacy laws, opt-out mechanisms and general privacy awareness by consumers may limit our access to user data, reducing advertising personalization and digital advertising revenue. See "Risks Related to Digital
Commerce and Media — Any required changes in practices and techniques to enhance the customer experience, including for enhanced data privacy, could materially and adversely impact our advertising revenues and business results, and impair our ability to acquire consumers efficiently." These laws and regulations may impose disclosure requirements, notice and consent requirements and specific data security obligations, and may also provide for a private right of action or statutory damages. In addition, all 50 U.S. states have data breach notification laws. The compliance costs and operational burdens imposed by these laws and regulations could be significant. Failure to protect confidential personal data, provide individuals with adequate notice of our privacy policies, our use of AI products or services, or obtain required valid consent, could subject us to liabilities imposed by the jurisdictions where we operate. Further, because some of our products and services are available on the internet, we may be subject to laws or regulations exposing us to liability or compliance obligations even in jurisdictions where we do not have a substantial presence.
Existing privacy-related laws and regulations are evolving and are subject to potentially differing interpretations.
Enforcement of state privacy laws has become more focused in 2025, with enhanced coordination among state attorneys general and the California Privacy Protection Agency forming a Consortium of Privacy Regulators and conducting coordinated investigative compliance efforts.
Various federal and state legislative and regulatory bodies, as well as foreign legislative and regulatory bodies, may expand and amend current laws or enact new laws regarding privacy and data protection or increase enforcement efforts under existing laws. For example, the U.K. Information Commissioner's Office is actively auditing and increasing its enforcement of opt-in consent, cookie compliance and other U.K. General Data Protection Regulation requirements. In addition, various regulatory bodies have increased privacy-related enforcement efforts, such as the Federal Trade Commission's enforcement activities relating to misleading privacy disclosures. Any failure or perceived failure by us, or the third-party service providers upon which we rely, to comply with laws and regulations that govern our business operations, as well as any failure or perceived failure by us, or the third-party service providers upon which we rely, to comply with our own posted policies, could result in claims against us by governmental entities or others, negative publicity and a loss of confidence in us by our customers, users and advertisers. Each of these potential consequences could materially adversely affect our business and results of operations.
We use AI and may use other new technologies in our business. Challenges with our ability to effectively manage, govern, and scale their adoption and use may affect our competitive position, reputation, and could adversely affect our results of operations.
We have incorporated and will likely continue to incorporate AI solutions, products, and services including those both developed in-house and third party AI products and services, as well as other new technologies into our platform, offerings, services and features, and these applications have become important and may become more important in our operations over time. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. If our competitors and other third parties adopt AI applications that use our content without end users visiting our network of websites, our digital advertising and subscription revenues could be reduced and we could lose additional monetization opportunities.
We have strong cross-functional governance structures to evaluate and introduce AI tools, and while we have licensed broad access to such tools, they are not yet universally available or adopted. Broad learning and skill development programs have accompanied tools availability to upskill the workforce for an AI-powered world. In some cases, time constraints and cultural experimentation practices prevent progress with these efforts. Should we fail to embed AI capability or to seize automation opportunities, we may lose innovative talent or fail to change operating practices at pace with industry demand.
In addition, the introduction of AI applications into our business may disrupt our relationship with employees and/or result in labor disputes if the AI tools are viewed as displacing work from newsrooms or other business functions, which could adversely affect our business and results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing, or our descriptions of our AI use in contexts where we make AI disclosures, are or are alleged to be deficient, inaccurate, or biased, our reputation, business, financial condition, and results of operations may be adversely affected.
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
AI also presents emerging ethical and legal issues and our use of AI may result in brand or reputational harm, competitive harm, or legal liability. The EU and several U.S. states including California, Colorado, New York, Texas and Utah have recently enacted AI-focused consumer protection laws. The rapid evolution of AI, including current and future regulation of AI, could significantly impact our business and will require significant resources to develop, test and maintain our platform, offerings, services, and features to help us implement AI ethically and in a compliant manner in order to minimize unintended, harmful impacts.
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
Our business is dependent on third-party technology platforms, search results, and algorithms to distribute our content, and changes to these platforms, including the increased use of AI tools, could materially adversely affect our traffic, engagement, and financial performance.
A significant portion of the traffic to, and engagement with, our digital platforms is driven by third-party technology platforms, including search engines, social media platforms, digital marketplaces, and mobile app stores. These platforms use proprietary algorithms, ranking criteria, and recommendation systems to determine the visibility, prioritization, and presentation of content, and we have limited ability to influence or control these systems. Changes to these algorithms, ranking methodologies, content formats, or platform policies may occur frequently and without notice and may reduce the prominence or discoverability of our content, resulting in declines in traffic, user engagement, advertising demand, and subscription growth.
In addition, evolving consumer behavior, including the increasing use of AI tools that provide AI-generated answers, summaries, or content directly to users without directing them to publisher websites, may further reduce referrals to our platforms and impair our ability to monetize our content. If we are unable to effectively adapt to changes in third-party platform algorithms, distribution practices, or consumer discovery behaviors, or if these platforms reduce or limit the distribution of our content, our business, results of operations, and financial condition could be materially and adversely affected.
Additional Risks Related to Our Business
Any significant increase in newsprint costs or disruptions in our newsprint supply chain, or the unavailability of the materials needed for printing, may materially and adversely affect our business, results of operations and financial condition.
Our ability to supply the needs of our print operations depends upon the continuing availability of materials needed for printing, including newsprint, plates and ink, at acceptable prices, and our results of operations may be impacted significantly by changes in prices or the availability of such materials. The price of newsprint has historically been volatile, and a number of factors may cause prices to increase, including capacity reductions through the closure and consolidation of newsprint mills or the conversion of newsprint mills to other products or grades of paper, which has reduced the number of newsprint suppliers over the years. For example, in January 2026 we received notice that one of our newsprint suppliers was ceasing operations.
Consequentially, the price of newsprint in the marketplace has increased in the first quarter of 2026 and additional increases may occur. We are actively working to mitigate the impact of this closure. In addition, our supply chain, both domestically and internationally, is susceptible to disruptions and pricing volatility tied to economic and geopolitical factors, including tariffs and retaliatory tariffs. We may not be able to secure alternative providers quickly and cost-effectively, which could disrupt our printing and distribution operations or increase the cost of printing and distributing our newspapers. We generally maintain approximately 20- to 55-days of newsprint inventory on hand. The timely procurement of necessary production materials is critical and any significant increase in the cost of newsprint, or undersupply or other significant disruption in the newsprint supply chain that could not otherwise be mitigated, or the unavailability of materials needed for printing, could have a material adverse effect on our business, results of operations and financial condition.
The value of our goodwill and intangible assets may become impaired, which could materially and adversely affect future reported results of operations.
Our goodwill and indefinite-lived intangible assets, which include mastheads, are subject to annual impairment testing, and more frequent testing upon the occurrence of certain events or significant changes in our circumstances, to determine whether the fair value of such assets is less than their carrying value. In such a case, a non-cash charge to earnings may be necessary in the relevant period, which could materially and adversely affect future reported results of operations. At December 31, 2025, the carrying value of our goodwill, indefinite-lived intangible assets and amortizable intangible assets was $518.8 million,
$164.1 million and $173.7 million, respectively.
We performed goodwill and indefinite-lived intangible impairment tests in the fourth quarter of 2025 with the assistance of third-party valuation specialists and determined that there were no goodwill or intangible impairments.
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
We could be subject to additional tax liabilities, which could adversely affect our operating results and financial condition.
As a U.S.-based multinational business, we are subject to taxation in U.S. and certain non-U.S. jurisdictions, including the
U.K. Our effective tax rate is impacted by the tax laws, regulations, practices and interpretations in the jurisdictions in which we operate and may fluctuate from period to period depending on, among other things, the geographic mix of our profits and losses, changes in tax laws and regulations or their application and interpretation, the outcome of tax audits and changes in valuation allowances associated with our deferred tax assets. Changes to enacted tax laws could have an adverse impact on our future tax rate and tax provision. We may be required to record additional valuation allowances if, among other things, changes in tax laws or adverse economic conditions negatively impact our ability to realize our deferred tax assets. Evaluating and estimating our tax provision, current and deferred tax assets and liabilities and other tax accruals requires significant management judgment, and there are often transactions for which the ultimate tax determination is uncertain.
Our tax returns are subject to review and audit by various tax authorities. Tax authorities may not agree with the treatment of items reported in our tax returns or positions taken by us, and as a result, tax-related settlements or litigation may occur, resulting in additional income tax liabilities against us. Although we believe we have appropriately accrued for the expected outcome of tax reviews and examinations and any related litigation, the final outcomes of these matters could differ from the amounts recorded in the financial statements. As a result, we may be required to recognize additional tax expense or make payments related to current or prior periods, or our taxes in the future could increase, which could adversely affect our operating results and financial condition.
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

Despite our efforts to protect our proprietary rights, unauthorized third parties may attempt to copy or otherwise obtain and use our content, services and other intellectual property, and we cannot be certain that the steps we have taken will prevent any misappropriation or confusion among consumers and merchants, or unauthorized use of these rights. Our ability to protect our own data and intellectual property against infringement may also be impacted by the rapidly evolving regulatory environment for AI technologies. Any misuse of our intellectual property, including by sources that use AI to scrape data, including our own content, may have a material adverse effect on our results of operations. If we are unable to procure, protect and enforce our intellectual property rights, we may not realize the full value of these assets, and our business may suffer. If we must litigate to enforce our intellectual property rights or determine the validity and scope of the proprietary rights of third parties, such litigation may be costly and divert the attention of our management from day-to-day operations.
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
Our pension plans invest in a variety of equity and debt securities. Future volatility and disruption in the equity and bond markets could cause declines in the asset values of our pension plans. As of December 31, 2025, the value of our pension assets exceeded our pension benefit obligations and our retirement plans were overfunded by approximately $171.2 million on a U.S.
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
The loss of the services of any of our key personnel, reduced staffing levels, or our inability to attract or retain skilled or experienced personnel in the future may materially and adversely affect our ability to operate or grow our business effectively.
The success of our business depends heavily on our ability to attract, engage and retain knowledgeable, experienced personnel that execute critical functions for us, any of whom may be difficult to replace. We may be constrained in hiring and retaining sufficient qualified employees due to general labor shortages, shifts in workforce availability or interest in our sector, hiring freezes, public health crises, or due to challenging macroeconomic market conditions. Additionally, the cost of retaining or hiring such employees could exceed our expectations, which could materially and adversely affect our results of operations, and labor constraints may limit our profitability due to the impact of rising wages.
We must continually evaluate and upgrade our base of available qualified personnel through recruiting and training programs to keep pace with changing needs and emerging technologies. This is especially acute for individuals with critical information technology capabilities and other technology skills that are in high demand by many companies, as competition for such individuals with proven professional skills is intense, and we expect demand for such individuals to remain strong for the foreseeable future. Qualified personnel with relevant skills may not be available to us in sufficient numbers and on terms of employment acceptable to us. A shortage of qualified employees, as well as increased turnover rates, could have an adverse impact on our productivity and costs, our ability to expand, develop and distribute new products, our entry into new markets, and our ability to achieve our business goals. In addition, as we continue to implement our business strategy and transform the organization, cost control initiatives have resulted in a reduced workforce, causing management to operate with reduced capacity. Reduced staffing levels may materially and adversely affect our ability to conduct our operations and other functions effectively and impact our profitability and cash flow, especially under economic pressures.
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
We rely upon equity awards including restricted stock awards, restricted stock units and preferred stock units as a component of our employee and director compensation programs to align our directors', officers' and employees' interests with the interests of our stockholders, to attract and retain key talent and provide competitive compensation packages. During periods in which our stock price declines, we may be required to issue equity awards under the terms of our existing incentive plan covering a larger number of shares than anticipated to meet the current market level of compensation required to retain key employees given the strong demand for talent. We also may be required to use a greater percentage of our cash flow for incentive, retention and hiring payments, which would reduce the cash flow available for other purposes and could have a material adverse effect on our ability to attract and retain talent necessary to run our business. Our stock price also may face incremental downward pressure as employees sell more shares into the market than anticipated. In addition, stockholders may experience additional dilution to the extent we are required to seek, and we obtain, stockholder approval to expand the size of our employee equity incentive pool in order to maintain a competitive compensation position.

A number of our employees are unionized, and our business and results of operations could be materially adversely affected if current or additional labor negotiations or contracts were to further restrict our ability to maximize the efficiency of our operations.
As of December 31, 2025, we employed approximately 7,540 employees in the U.S., of whom approximately 1,200 (or approximately 15%) were represented by six unions. Of the unionized employees, approximately 47% are in five states. Ohio,
New Jersey, Illinois, Michigan, and Florida represented 11%, 10%, 9%, 9%, and 8% of our union employees, respectively.
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
Risks Related to the Termination of our Relationship with our Former Manager
Our Former Manager is not liable to us for certain acts or omissions performed in accordance with, and prior to the termination of, our Former Management Agreement, and for certain matters in connection with the termination of our relationship with the Former Manager, and we may incur liability for such acts or omissions.
Pursuant to, and prior to the termination of, the Former Management Agreement, the Former Manager assumed no responsibility other than to render the services called for thereunder in good faith and was not responsible for any action of our
Board of Directors in following or declining to follow its advice or recommendations. The Former Manager, its members, managers, officers and employees are not liable to us or any of our subsidiaries, to our Board of Directors, or our or any subsidiary's stockholders or partners for any acts or omissions by the Former Manager, its members, managers, officers or employees, except by reason of acts constituting bad faith, willful misconduct, gross negligence or reckless disregard of the
Former Manager's duties under the Former Management Agreement that occurred prior to its termination. Pursuant to the
Termination Agreement, our indemnification obligations to the Former Manager and its affiliates under the Former
Management Agreement survived its termination. In addition, pursuant to the Termination Agreement, the Former Manager will be held harmless with respect to certain acts and omissions performed in connection with the Termination Agreement except by reason of acts or omissions constituting bad faith, willful misconduct, gross negligence or reckless disregard of the
Former Manager's performance under the Termination Agreement. As a result, we may incur liabilities as a result of certain acts or omissions by the Former Manager, which could materially and adversely impact our business and results of operations.
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
In addition, our Board of Directors has authorized the repurchase of up to $100 million of our Common Stock (the "Stock
Repurchase Program"). The amount and timing of the purchases, if any, will depend on a number of factors, including, but not limited to, the price and availability of the shares, trading volume, capital availability, Company performance and general economic and market conditions. Further, future repurchases under our Stock Repurchase Program may be subject to various conditions under the terms of our various debt instruments and agreements, unless an exception is available or we obtain a waiver or similar relief. The Stock Repurchase Program will continue in effect until the approved dollar amount has been used to repurchase shares or the program is terminated by further action of the Board of Directors. This repurchase program has no termination date and may be suspended or discontinued at any time. The Stock Repurchase Program does not require us to repurchase any specific number of shares of Common Stock or any shares of Common Stock at all. We cannot assure stockholders that any specific number of shares of Common Stock, if any, will be repurchased under the Stock Repurchase
Program or that it will enhance long-term stockholder value. Our stock repurchases, if any, could affect the trading price of our stock, the volatility of our stock price, reduce our cash reserves, and may be suspended or discontinued at any time, which may result in a decrease in our stock price.
Further, stock markets in general and recently have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our Common
Stock. Additionally, these and other external factors have caused and may continue to cause the market price and demand for our Common Stock to fluctuate, which may limit or prevent investors from readily selling their shares of Common Stock and may otherwise negatively affect the liquidity of our Common Stock. Further, an unpredictable or volatile U.S. political environment could negatively impact business and market conditions, economic growth, financial stability, and business, consumer, investor, and regulatory sentiments, any one or more of which could have a material adverse impact on our stock price, financial condition and results of operations.
Sales or issuances of shares of our Common Stock, including upon conversion of the 2027 Notes and/or the 2031 Notes, could materially adversely affect the market price of our Common Stock.
Sales or issuances of substantial amounts of shares of our Common Stock, or the perception that such sales or issuances might occur, could adversely affect the market price of our Common Stock. The issuance of our Common Stock in connection with property, portfolio or business acquisitions or the settlement of awards that may be granted under our Incentive Plans (as defined below) or otherwise could also have an adverse effect on the market price of our Common Stock.
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
We presently have no intention to declare or pay a dividend, and there can be no assurance that we will pay dividends in the future. In addition, our 2029 Term Loan Facility contains terms that restrict our ability to pay dividends or make other distributions. Under the 2029 Term Loan Facility, we can only pay cash dividends up to an agreed-upon amount and provided that the ratio of Total Indebtedness secured on an equal priority basis with the 2029 Term Loan Facility (net of Unrestricted
Cash) to Consolidated EBITDA (as such terms are defined in the 2029 Term Loan Facility) does not exceed a specified ratio.
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
The percentage ownership of our existing stockholders may be diluted in the future as result of the issuance of Common
Stock due to conversion of the 2027 Notes or the 2031 Notes. Each 2027 Note and each 2031 Note may be converted into shares of Common Stock at an initial conversion rate of 200 shares of Common Stock per $1,000 principal amount of Notes
(subject to adjustment as provided in the Indenture, the "Conversion Rate"). Based on the number of shares outstanding on
February 20, 2026, conversion of all of the 2027 Notes and all of the 2031 Notes into Common Stock (assuming no adjustments to the Conversion Rate) would result in the issuance of an aggregate of 49.6 million shares of the Common Stock representing approximately 25% of the shares outstanding as of February 20, 2026 and conversion of all of the 2027 Notes and 2031 Notes into Common Stock (assuming the maximum increase in the Conversion Rate as a result of certain events, including, subject to exceptions as described in the Indenture, the acquisition of 50% or more of voting power of our securities by a person or group, a stockholder-approved liquidation of us, the delisting of our Common Stock, or certain changes of control, but no other adjustments to the Conversion Rate) would result in the issuance of an aggregate of 158.1 million shares of the Common Stock representing approximately 52% of the shares outstanding as of February 20, 2026. To our knowledge, a majority in aggregate principal amount of the outstanding 2031 Notes are held by entities controlled, managed or advised by a large financial sponsor.
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
Any sales of the Common Stock issuable upon such conversion could adversely affect prevailing market prices of our
Common Stock. In addition, the existence of the 2027 Notes and the 2031 Notes may encourage short selling by market participants because the conversion of the 2027 Notes or the 2031 Notes could be used to satisfy short positions. Further, the anticipated possibility of conversion of the 2027 Notes or the 2031 Notes into shares of our Common Stock could depress the price of our Common Stock.
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
In the event of a potential material risk, the risk is reported to the Chief Information Security Officer, the Chief Technology
and Data Officer, the Chief Privacy Officer and to the legal department and the appropriate member of senior management responsible for the function where the risk has been identified. The risk is then reviewed by the Disclosure Committee, which includes among others, the Company's Chief Executive Officer, Chief Financial Officer, Chief Legal Officer, and Chief
Accounting Officer to determine whether the risk is material for disclosure purposes in accordance with applicable rules and regulations.
In 2025, our business strategy, results of operations, and financial condition were not materially affected by risks from cybersecurity threats but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading "Risks Related to Personal Information, Cybersecurity,
Artificial Intelligence, and Other Technology" under Risk Factors in this Annual Report on Form 10-K, which disclosures are incorporated by reference herein.
Governance
Cybersecurity is an important part of our risk management processes and an area of increasing focus for our Board of
Directors and management. Our Board of Directors has delegated oversight of risks from cybersecurity threats to its
Nominating and Corporate Governance Committee (the "Governance Committee"). Quarterly or as needed, our directors receive an overview from management of our cybersecurity program and strategy covering topics such as cybersecurity incidents and response, progress towards pre-determined risk-mitigation-related goals, results from third-party assessments, cybersecurity staffing, compliance status, and material cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to any such risks. In such sessions, our Chief Information Security Officer is available to the directors to discuss any relevant cybersecurity matters. In addition, at least bi-annually, the Chief Information Security
Officer reports to the Governance Committee about cybersecurity threat risks, among other cybersecurity related matters.
Our cybersecurity risk management and strategy processes discussed above are led by our Chief Information Security
Officer and Chief Technology and Data Officer. Specifically, our Chief Information Security Officer has approximately 11 years of experience developing cybersecurity strategy, incident response, and implementing cybersecurity programs for public media companies and is a certified boardroom Qualified Technology Expert and Certified Information Systems Security
Professional.
ITEM 2. PROPERTIES
Our corporate headquarters are located in New York, New York, where we lease approximately 24 thousand square feet, under a lease agreement terminating in May 2031. We also have an executive office in Pittsford, New York, where we lease approximately 7 thousand square feet under a lease agreement terminating in December 2026.
Our USA TODAY Media facilities, which are all domestic, occupy approximately 3.9 million square feet in the aggregate, of which approximately 3.0 million square feet are leased from third parties. Leased facilities include news bureaus, sales offices, and distribution centers. We own some of the plants that house most aspects of the publication process but in certain locations have outsourced printing or combined the printing of multiple publications.
Newsquest, our subsidiary headquartered in London, U.K., occupies approximately 420 thousand square feet in the U.K.
spread over 55 locations. Of this, approximately 270 thousand square feet spread over 44 locations are leased from third parties, including three production facilities. Included in Newsquest's 11 owned premises is one production facility.
LocaliQ is headquartered in Woodland Hills, California, and has sales offices in two states: California and Texas, which occupy approximately 84 thousand square feet. In addition, LocaliQ leases approximately 11 thousand square feet across five locations in two countries: Australia and New Zealand. Excluded from the international square footage but included in location counts are serviced office spaces.
All of our material real properties owned by our material domestic subsidiaries are mortgaged as collateral for our 2029
Term Loan Facility, 2027 Notes and 2031 Notes. We believe our current facilities, including the terms and conditions of the relevant lease agreements, are adequate to operate our businesses as currently conducted.
ITEM 3. LEGAL PROCEEDINGS
Information regarding legal proceedings may be found in Note 14 — Commitments, contingencies and other matters —
Legal Proceedings of the notes to the Consolidated financial statements, which is incorporated herein by reference.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
PURCHASES OF EQUITY SECURITIES
Market information and holders
Our common stock, par value $0.01 per share ("Common Stock") trades on the NYSE under the trading symbol "TDAY."
As of February 20, 2026, there were approximately 3,432 holders of record of our Common Stock.
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
Further, future repurchases under our Stock Repurchase Program may be subject to various conditions under the terms of our various debt instruments and agreements, unless an exception is available or we obtain a waiver or similar relief. The Stock
Repurchase Program will continue in effect until the approved dollar amount has been used to repurchase shares or the program is terminated by further action of the Board of Directors. The Stock Repurchase Program does not require us to repurchase any specific number of shares of Common Stock or any shares of Common Stock at all. We cannot assure stockholders that any specific number of shares of Common Stock, if any, will be repurchased under the Stock Repurchase Program or that it will enhance long-term stockholder value.
During the year ended December 31, 2025, we did not repurchase any shares of Common Stock under the Stock
Repurchase Program. As of December 31, 2025, the remaining authorized amount under the Stock Repurchase Program was approximately $96.9 million.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
OVERVIEW
We are a diversified media company with expansive reach at the national and local level dedicated to empowering and enriching communities. Our mission is to inspire, inform, and connect audiences. As a media and digital marketing solutions company we are focused on sustainable growth. Through our trusted brands, including the USA TODAY NETWORK, comprised of the national publication, USA TODAY, and our network of local properties, in the United States (the "U.S."), and
Newsquest, a wholly-owned subsidiary operating in the United Kingdom (the "U.K."), we provide essential journalism, local content, and digital experiences to audiences and businesses. We deliver trusted unbiased journalism when and where consumers want it. LocaliQ, our digital marketing solutions brand, supports small and medium-sized businesses ("SMBs") with innovative digital marketing products and solutions.
In November 2025, we changed our corporate name from Gannett Co., Inc. to USA TODAY Co., Inc. and we revised the names of two of our reportable segments: Domestic Gannett Media is now referred to as USA TODAY Media and Digital
Marketing Solutions is now referred to as LocaliQ. We do not distinguish between our prior and current corporate and reportable segment names and refer to our current corporate and reportable segment names throughout this Annual Report on
Form 10-K. As such, unless expressly indicated or the context requires otherwise, the terms "USA TODAY Co.," "Company,"
"we," "us," and "our" in this document refer to USA TODAY Co., Inc., a Delaware corporation, and, where appropriate, its subsidiaries.
We report in three segments: USA TODAY Media, Newsquest and LocaliQ. We also have a Corporate category that includes activities not directly attributable to a specific reportable segment and includes expenses associated with broad corporate functions. A full description of our reportable segments is included in Note 15 — Segment reporting in the notes to the Consolidated financial statements.
Strategy and executive summary
We are focused on becoming a sustainable, growth‑driven media and digital marketing solutions company. Our strategy is rooted in three operating pillars: (i) expanding our reach and engagement, (ii) diversifying our digital revenues, and (iii)
strengthening our capital structure, all supported by an increasingly integrated operating foundation, including modernized technology systems, automated workflows, enhanced data capabilities, and continued investment in our people and talent development. Our strategy unifies trusted journalism and digital innovation under one brand: USA TODAY Co. and is represented by our motto, "National voice. Local strength." Our consolidated results for the year ended December 31, 2025, reflect the execution of our operating priorities, including the changes in our mix of revenues, cost structure, and capital allocation.
Expand reach and engagement with our customer segments
We aim to grow and strengthen our large national and local audiences across our USA TODAY Media, Newsquest, and
LocaliQ segments by delivering relevant content and expanded offerings, and as of December 31, 2025, we have built one of the largest digital audiences in the U.S. media sector, both locally and nationally.
Diversify digital revenues
We seek to accelerate digital revenue growth by developing a broad portfolio of monetization channels on our platforms, maximizing yield, and tailoring opportunities to individual consumer behavior. We aim to accomplish this by offering a wide range of solutions across advertising, subscriptions, and commerce, while increasingly leveraging our existing content to power syndication, affiliate, content and AI partnerships, as well as licensing arrangements. As a result of these efforts, as of
December 31, 2025, total Digital revenues as a percentage of total revenues increased by two percentage points to 46%
compared to 44% at December 31, 2024.
Strengthen our capital structure
We remain focused on reducing debt, generating consistent cash flow, and creating flexibility to reinvest in growth initiatives with the goal to support long‑term financial resilience and innovation. During the year ended December 31, 2025, we repaid $135.5 million of long-term debt and as of December 31, 2025 had cash provided by operating activities of $114.4 million.
Industry trends
We have considered several industry trends when assessing our strategy:
•Print advertising and Print circulation revenues have and are expected to continue to decline as our audience increasingly moves to digital platforms. We seek to optimize our print operations to efficiently manage for the declining print audience. We are focused on growing a digitally-oriented audience across multiple platforms and revenue streams.
•Shortages of newsprint have resulted in price volatility and in 2026, we expect to see price increases.
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
•The application of AI and the rapid rate of change within the AI ecosystem is increasing the pace of change in the media sector.
Recent developments
On January 31, 2026, we completed the transfer of The Detroit News from MediaNews Group (the "Detroit News
Transaction"). Financing for the Detroit News Transaction was funded partially with cash on the balance sheet, and in part with incremental debt financing under our 2029 Term Loan Facility in an aggregate principal amount equal to $15.0 million from funds managed by affiliates of Apollo Global Management Inc.  As part of the financing, certain terms of our 2029 Term Loan
Facility, as described in Note 9 — Debt and Note 16 — Subsequent events in the notes to the Consolidated financial statements, were amended. Subsequent to the Detroit News Transaction the 2029 Term Loan Facility will bear interest at an annual rate equal to Adjusted Term SOFR plus a margin of 4.5% with a floor of 150 basis points.
Recently enacted U.S. tax legislation
On July 4, 2025, the President signed into law H.R. 1, titled the "One Big Beautiful Bill Act" (the "Act"), which introduced significant tax law changes with varying effective dates for businesses. We have evaluated the provisions of the Act on the
Consolidated financial statements, and its impact was included in our income tax provision for the year ended December 31,
2025. Key provisions of the Act applicable to us include the reinstatement of EBITDA, rather than EBIT, in determining adjusted taxable income under Section 163(j), the immediate expensing of domestic research and experimental expenditures, and the extension of 100% bonus depreciation for qualified property placed in service after January 19, 2025. Beginning with
2026, the legislation also makes changes to the Global Intangible Low-Taxed Income regime, including an increase in the effective tax rate and modifications to the calculation of tested income. As a result of the changes in determining adjusted taxable income under Section 163(j), the Company's limitation on the deductibility of business interest expense and our corresponding valuation allowance on non-deductible U.S. interest expense carryforwards was reduced.
Macroeconomic environment
We are exposed to certain risks and uncertainties caused by factors beyond our control, including, among other things, trade policy, inflation, interest rates, housing demand, employment levels, and consumer confidence, as well as economic and political instability and other geopolitical events. We believe that these uncertain economic conditions have adversely impacted and may continue to have an adverse impact on our revenues, and the occurrence of these factors has resulted in a reduction in demand for our print and digital advertising, reduced the rates for our advertising, and caused marketers to shift, reduce or stop spend.
We are exposed to potential increases in interest rates associated with our $900.0 million five-year first lien term loan facility (the "2029 Term Loan Facility"), which as of December 31, 2025, accounted for approximately 75% of our outstanding debt, as well as fluctuations in foreign currency exchange rates, primarily related to our operations in the U.K. We expect continued uncertainty and volatility in the U.S. and global economies which will continue to impact our business. See "Item 1A
— Risk Factors" in this Annual Report on Form 10-K.
Seasonality
We experience seasonality in our revenues. The USA TODAY Media segment typically witnesses the greatest impact from seasonality in the third quarter, primarily attributed to reduced population in seasonal markets and decreased holiday related spending. The LocaliQ segment generally experiences the greatest impact from seasonality in the first half of the fiscal year, which can be attributed to the advertising needs of specific verticals, which are generally lower in the first half of the year.
Foreign currency
Our U.K. media operations are conducted through our Newsquest subsidiary. In addition, we have foreign operations in regions such as Canada, Australia and New Zealand. Earnings from operations in foreign regions are translated into U.S. dollars at average exchange rates prevailing during the period, and assets and liabilities are translated at exchange rates in effect at the balance sheet date. Currency translation fluctuations may impact revenue, expense, and operating income results for our international operations. For example, our international revenues are favorably impacted as the U.S. dollar weakens relative to other foreign currencies, and unfavorably impacted as the U.S. dollar strengthens relative to other foreign currencies. During the year ended December 31, 2025, foreign currency exchange rate fluctuations had a positive impact on our revenues and profitability.
Reclassifications
Certain reclassifications have been made to the prior years' Consolidated financial statements to conform to classifications used in the current year. These reclassifications had no impact on net income (loss), equity or cash flows as previously reported.

RESULTS OF OPERATIONS
Consolidated summary
A summary of our consolidated results is presented below. Refer to Segment results below for a discussion of results by segment.

	Year ended December 31,
In thousands, except per share amounts	2025	2024	$ Change	% Change	2023	$ Change	% Change
Digital(a)	$1,056,070	$1,103,651	$(47,581)	(4)%	$1,050,370	$53,281	5%
Print and commercial(b)	1,246,156	1,405,664	(159,508)	(11)%	1,613,180	(207,516)	(13)%
Total revenues	2,302,226	2,509,315	(207,089)	(8)%	2,663,550	(154,235)	(6)%
Operating costs	1,410,788	1,545,584	(134,796)	(9)%	1,692,031	(146,447)	(9)%
Selling, general and administrative expenses	639,748	703,645	(63,897)	(9)%	722,885	(19,240)	(3)%
Depreciation and amortization	165,759	156,287	9,472	6%	162,622	(6,335)	(4)%
Integration and reorganization costs	31,595	66,155	(34,560)	(52)%	24,468	41,687	***
Asset impairments	2,243	46,589	(44,346)	(95)%	1,370	45,219	***
(Gain) loss on sale or disposal of assets, net	(16,844)	1,106	(17,950)	***	(40,101)	41,207	***
Interest expense	97,225	104,697	(7,472)	(7)%	111,776	(7,079)	(6)%
Loss (gain) early extinguishment of debt	1,516	(55,559)	57,075	***	(4,529)	(51,030)	***
Equity income in unconsolidated investees, net	(2,209)	(548)	(1,661)	***	(2,379)	1,831	(77)%
Other (income) expense, net(c)	(26,320)	19,032	(45,352)	***	1,572	17,460	***
Loss before income taxes	$(1,275)	$(77,673)	$76,398	(98)%	$(6,165)	$(71,508)	***
(Benefit) provision for income taxes	(3,030)	(51,286)	48,256	(94)%	21,729	(73,015)	***
Net income (loss)	1,755	(26,387)	28,142	***	(27,894)	1,507	(5)%
Net income (loss) attributable to noncontrolling interests	6	(33)	39	***	(103)	70	(68)%
Net income (loss) attributable to USA TODAY Co.	$1,749	$(26,354)	$28,103	***	$(27,791)	$1,437	(5)%

Income (loss) per share attributable to USA TODAY Co. - basic	$0.01	$(0.18)	$0.19	***	$(0.20)	$0.02	(10)%
Income (loss) per share attributable to USA TODAY Co. - diluted	$0.01	$(0.18)	$0.19	***	$(0.20)	$0.02	(10)%
*** Indicates an absolute value percentage change greater than 100.
(a) Amounts are net of intersegment eliminations of $134.0 million, $151.8 million and $150.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. Intersegment eliminations represent digital marketing services revenues and expenses associated with products sold by sales teams in our USA
TODAY Media and Newsquest segments but fulfilled by our LocaliQ segment. When discussing segment results, these revenues and expenses are presented gross but are eliminated in consolidation.
(b) Included Commercial printing and delivery revenues of $121.4 million, $152.0 million and $186.1 million for the years ended December 31, 2025, 2024 and
2023, respectively.
(c) Other (income) expense, net primarily reflects the components of net periodic pension and postretirement benefits other than service cost, expert fees associated with the litigation with Google, consulting fees related to a discrete initiative to reformulate our go-to-market strategy and post-sales processes,
(gains) losses from the sale of investments, third-party debt costs and the components of net periodic pension and postretirement benefits other than service cost.
Revenues
Digital revenues are primarily derived from digital advertising offerings such as digital marketing services generated through multiple services, including search advertising, display advertising, search optimization, social media, website development, web presence products, customer relationship management, and software-as-a-service solutions, classified advertisements and display advertisements, which may leverage third-party providers, and digital distribution of our publications, as well as digital content syndication, affiliate, content and AI partnerships, and licensing revenues.
Print and commercial revenues are generated from the sale of local, national, and classified print advertising products, the sale of both home delivery and single copies of our publications, as well as commercial printing and distribution arrangements, and revenues from our events business.

Operating costs
Operating costs at the USA TODAY Media and Newsquest segments include labor, newsprint, delivery and digital costs and at the LocaliQ segment include the cost of online media acquired from third parties and costs to manage and operate our marketing solutions and technology infrastructure.
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
For the year ended December 31, 2025, we incurred Integration and reorganization costs of $31.6 million. Of the total costs incurred, $28.9 million were related to severance activities and $2.7 million were related to other reorganization-related costs, mainly due to $12.8 million of costs associated with improving operations and consolidating facilities and $2.1 million related to the departure of the Company's former Chief Financial Officer, partially offset by the reversal of withdrawal liabilities related to multiemployer pension plans of $12.2 million based on the settlement of withdrawal liabilities.
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
Asset impairments
For the year ended December 31, 2025, we recorded impairment charges of $2.2 million related to our plan to monetize non-strategic assets.
For the year ended December 31, 2024, we recorded impairment charges of $46.6 million, of which approximately
$46.0 million related to the McLean, Virginia operating lease right-of-use asset and the associated leasehold improvements.
For the year ended December 31, 2023, we recorded impairment charges of $1.4 million related to our plan to monetize non-strategic assets.
(Gain) loss on sale or disposal of assets, net
For the year ended December 31, 2025, we recognized a net gain on the sale of assets of $16.8 million, primarily related to a gain of $20.8 million related to the sale of the Austin American-Statesman, partially offset by a loss of $5.4 million on the sale of a non-strategic asset at the USA TODAY Media segment.
For the year ended December 31, 2024, we recognized a net loss on the sale of assets of $1.1 million, primarily related to net losses of $1.7 million at the USA TODAY Media segment and $0.2 million at our Corporate category, partially offset by a net gain of $0.9 million at the Newsquest segment, as part of our plan to monetize non-strategic assets.
For the year ended December 31, 2023, we recognized a net gain on the sale of assets of $40.1 million, primarily related to a net gain of $38.9 million at the USA TODAY Media segment due to the sales of production facilities as part of our plan to monetize non-strategic assets, and a gain of $1.4 million at our Corporate category related to the sale of intellectual property.

Interest expense
For the years ended December 31, 2025, 2024 and 2023, Interest expense was $97.2 million, $104.7 million and $111.8 million, respectively.
The decrease in interest expense for the year ended December 31, 2025 compared to 2024, was primarily due to a lower debt balance driven by quarterly amortization and required prepayments on our $900.0 million five-year first lien term loan facility (the "2029 Term Loan Facility"), which on October 15, 2024, refinanced and replaced the Company's previous five-year senior secured term loan facility in an original aggregate principal amount of $516.0 million (the "Senior Secured Term Loan").
The decrease in interest expense for the year ended December 31, 2024 compared to 2023, was primarily due to a lower debt balance driven by quarterly amortization payments and required prepayments on our previous Senior Secured Term Loan, and the repurchase of our $400 million aggregate principal amount of 6.00% first lien notes due November 1, 2026 (the "2026
Senior Notes"). The decrease in interest expense was partially offset by payments made on our 2029 Term Loan Facility and an increase in interest rates on the Senior Secured Term Loan.
Loss (gain) on early extinguishment of debt
For the year ended December 31, 2025, we recognized a net loss on the early extinguishment of debt of $1.5 million, and for the years ended December 31, 2024 and 2023, we recognized net gains of $55.6 million and $4.5 million, respectively, mainly due to our debt refinancing transactions. Refer to Note 9 — Debt for additional discussion regarding our debt.
Other (income) expense, net
A summary of Other (income) expense, net is presented below:

	Year ended December 31,
In thousands	2025	2024	$ Change	% Change	2023	$ Change	% Change
Expert fees associated with litigation with Google	$4,827	$13,170	$(8,343)	(63)%	$544	$12,626	***
Gain on sale of investments, net	(9,700)	(597)	(9,103)	***	(196)	(401)	***
Third-party debt costs	1,911	10,045	(8,134)	(81)%	632	9,413	***
Consulting fees(a)	2,145	8,581	(6,436)	(75)%	10,626	(2,045)	(19)%
Other(b)	(25,503)	(12,167)	(13,336)	***	(10,034)	(2,133)	21%
Other (income) expense, net	$(26,320)	$19,032	$(45,352)	***	$1,572	$17,460	***
*** Indicates an absolute value percentage change greater than 100.
(a)Primarily includes consulting fees related to a discrete initiative to reformulate our go-to-market strategy and post-sales processes.
(b) Primarily includes the components of net periodic pension and postretirement benefits other than service cost. In addition, for the year ended December 31,
2025, included a pension settlement gain of $11.8 million related to the purchase of an annuity by the Gannett Retirement Plan.
(Benefit) provision for income taxes
The following table summarizes our pre-tax net loss before income taxes and income tax accounts:

	Year ended December 31,
In thousands	2025	2024	2023
Loss before income taxes	$(1,275)	$(77,673)	$(6,165)
(Benefit) provision for income taxes	(3,030)	(51,286)	21,729
Effective tax rate	237.6%	66.0%	NM
NM indicates not meaningful.
Our effective tax rate for the year ended December 31, 2025 was 237.6%. The tax benefit for 2025 was primarily impacted by the generation of research and development tax credits, the release of valuation allowances on capital loss carryforwards, and the pre-tax book loss, partially offset by an increase in valuation allowances on non-deductible U.S. interest expense carryforwards and the global intangible low-taxed income inclusion.
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
Net income (loss) attributable to USA TODAY Co. and diluted income (loss) per share attributable to USA TODAY Co.
For the year ended December 31, 2025, Net income attributable to USA TODAY Co. and diluted income per share attributable to USA TODAY Co. was $1.7 million and $0.01, respectively. For the years ended December 31, 2024 and 2023,
Net loss attributable to USA TODAY Co. was $26.4 million and $27.8 million, respectively, and diluted loss per share attributable to USA TODAY Co. was $0.18 and $0.20, respectively. The changes reflect the various items discussed above and below in "Segment Results."
Segment results
Segment Adjusted EBITDA
We evaluate the performance of our segments based on financial measures such as revenues and Segment Adjusted
EBITDA (defined below). The Chief Operating Decision Maker ("CODM"), which is our Chief Executive Officer, uses
Segment Adjusted EBITDA to evaluate the performance of our segments and allocate resources. Segment Adjusted EBITDA provides an assessment of controllable expenses and affords the CODM the ability to make decisions which are expected to facilitate meeting current financial goals as well as achieve optimal financial performance.
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
Non-GAAP measure
Total Adjusted EBITDA is defined as Segment Adjusted EBITDA plus Corporate. Total Adjusted EBITDA is a non-
GAAP financial performance measure we believe offers a useful view of the overall operation of our business, and may be different than similarly-titled measures used by other companies. A non-GAAP financial measure is generally defined as one that purports to measure financial performance, financial position, or cash flows, but excludes or includes amounts that would not be so excluded or included in the most comparable U.S. generally accepted accounting principles ("U.S. GAAP") measure.
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
Total Adjusted EBITDA is not an alternative to Net income (loss) attributable to USA TODAY Co., or any other measure of performance derived in accordance with U.S. GAAP, and as such, should not be considered or relied upon as a substitute or alternatives for any such U.S. GAAP financial measure. We strongly urge you to review the reconciliation of Total Adjusted

EBITDA to Net income (loss) attributable to USA TODAY Co. along with our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We also strongly urge you not to rely on any single financial performance measure to evaluate our business. In addition, because Total Adjusted EBITDA is not a measure of financial performance under
U.S. GAAP and is susceptible to varying calculations, the Total Adjusted EBITDA measure as presented in this report may differ from and may not be comparable to similarly titled measures used by other companies.
Reconciliation of Net income (loss) attributable to USA TODAY Co. to Total Adjusted EBITDA

	Year ended December 31,
In thousands	2025	2024	2023
Net income (loss) attributable to USA TODAY Co.	$1,749	$(26,354)	$(27,791)
(Benefit) provision for income taxes	(3,030)	(51,286)	21,729
Net income (loss) attributable to noncontrolling interests	6	(33)	(103)
Interest expense	97,225	104,697	111,776
Loss (gain) on early extinguishment of debt	1,516	(55,559)	(4,529)
Depreciation and amortization	165,759	156,287	162,622
Integration and reorganization costs(a)	31,595	66,155	24,468
Asset impairments	2,243	46,589	1,370
(Gain) loss on sale or disposal of assets, net	(16,844)	1,106	(40,101)
Share-based compensation expense	9,149	12,522	16,567
Other (income) expense, net(b)	(26,320)	19,032	1,572
Total Adjusted EBITDA	$263,048	$273,156	$267,580
(a)Integration and reorganization costs mainly reflect severance-related expenses and other reorganization-related costs, designed primarily to right-size the
Company's employee base, consolidate facilities and improve operations.
(b)Other (income) expense, net primarily reflects the components of net periodic pension and postretirement benefits other than service cost, expert fees associated with the litigation with Google, consulting fees related to a discrete initiative to reformulate our go-to-market strategy and post-sales processes,
(gains) losses from the sale of investments and third-party debt costs.
USA TODAY Media segment 2025 compared to 2024
A summary of our USA TODAY Media segment results for the years ended December 31, 2025 and 2024 is presented below:

	Year ended December 31,
In thousands	2025	2024	$ Change	% Change
Digital	$654,210	$692,714	$(38,504)	(6%)
Print and commercial	1,089,372	1,245,684	(156,312)	(13%)
Segment revenues	1,743,582	1,938,398	(194,816)	(10%)
Operating costs	1,084,205	1,210,117	(125,912)	(10%)
Selling, general and administrative expenses	480,470	526,088	(45,618)	(9%)
Equity income in unconsolidated investees, net	(2,209)	(548)	(1,661)	***
Segment Adjusted EBITDA	$181,116	202,741	(21,625)	(11%)
*** Indicates an absolute value percentage change greater than 100.

Revenues
The following table provides the breakout of Revenues by category for the years ended December 31, 2025 and 2024:

	Year ended December 31,
In thousands	2025	2024	$ Change	% Change
Digital advertising	$301,302	$292,897	$8,405	3%
Digital marketing services	128,106	142,120	(14,014)	(10%)
Digital-only subscription	166,248	181,670	(15,422)	(8%)
Digital other	58,554	76,027	(17,473)	(23%)
Digital	654,210	692,714	(38,504)	(6%)

Print advertising	402,925	451,589	(48,664)	(11%)
Print circulation	505,037	582,965	(77,928)	(13%)
Commercial and other(a)	181,410	211,130	(29,720)	(14%)
Print and commercial	1,089,372	1,245,684	(156,312)	(13%)

Segment revenues	$1,743,582	$1,938,398	$(194,816)	(10%)
(a) Included Commercial printing and delivery revenues of $111.2 million and $141.8 million for the years ended December 31, 2025 and 2024, respectively.
For the year ended December 31, 2025, Digital advertising revenues increased compared to 2024, primarily due to an increase in national revenues, including programmatic revenues, partially offset by lower classified advertising spend and the absence of revenues in 2025 associated with businesses divested of $3.7 million.
For the year ended December 31, 2025, Digital marketing services revenues decreased compared to 2024, primarily due to a decrease in client count as well as the absence of revenues in 2025 associated with a business divested of $6.5 million.
For the year ended December 31, 2025, Digital-only subscription revenues decreased compared to 2024, primarily due to a decrease in in digital-only paid subscriptions, partially offset by an increase in rates. In addition, the decrease in Digital-only subscription revenues for the year ended December 31, 2025 also reflected the absence of revenues in 2025 associated with businesses divested of $4.1 million. Refer to "Key Performance Indicators" below for further discussion of digital-only paid subscriptions.
For the year ended December 31, 2025, Digital other revenues decreased compared to 2024, primarily due to the absence of revenues in 2025 associated with businesses divested of $14.3 million, as well as a decrease in affiliate and partnership revenues, mainly due to the termination and amendment of various affiliate agreements.
For the year ended December 31, 2025, Print advertising revenues decreased compared to 2024, primarily due to a decrease in local print display advertisements and advertiser inserts, as well as lower spend on classified advertisements. In addition, the decrease in Print advertising revenues for the year ended December 31, 2025 reflected the absence of revenues in 2025 associated with businesses divested of $11.7 million.
For the year ended December 31, 2025, Print circulation revenues decreased compared to 2024, primarily due to a decline in home delivery, and to a lesser extent single copy revenues, as a result of a reduction in the volume of subscribers, partially offset by an increase in rates. In addition, the decrease in Print circulation revenues for the year ended December 31, 2025 reflected the absence of revenues in 2025 associated with businesses divested of $8.5 million.
For the year ended December 31, 2025, Commercial and other revenues decreased compared to 2024, primarily due to a decrease in commercial print and delivery revenues, mainly driven by the decline in production volume. In addition, the decrease in Commercial and other revenues for the year ended December 31, 2025 reflected the absence of revenues in 2025 associated with businesses divested of $21.3 million, of which $14.6 million related to commercial print and delivery revenues.

Operating costs
The following table provides the breakout of Operating costs for the years ended December 31, 2025 and 2024:

	Year ended December 31,
In thousands	2025	2024	$ Change	% Change
Newsprint and other production materials	$56,289	$74,419	$(18,130)	(24%)
Distribution	246,778	276,069	(29,291)	(11%)
Compensation and benefits	360,513	395,896	(35,383)	(9%)
Outside services	295,226	312,335	(17,109)	(5%)
Other	125,399	151,398	(25,999)	(17%)
Total operating costs	$1,084,205	$1,210,117	$(125,912)	(10%)
For the year ended December 31, 2025, the cost of Newsprint and other production materials decreased compared to 2024, primarily due to lower volume driven by the decline in revenues, as well as lower costs related to the absence of revenues in
2025 associated with businesses divested of $2.5 million.
For the year ended December 31, 2025, Distribution costs decreased compared to 2024, primarily due to a decrease of
$25.7 million associated with lower home delivery and single copy revenues, the conversion to mail and route optimization in multiple markets, including the impact of businesses divested of $6.1 million, as well as a decrease in postage costs of
$3.6 million, mainly driven by the volume declines, including the impact of businesses divested of $2.7 million.
For the year ended December 31, 2025, Compensation and benefits costs decreased compared to 2024, primarily due to lower payroll expense of $32.3 million, mainly due to a decrease in headcount tied to ongoing cost control initiatives, the impact of businesses divested of $10.6 million, downsizing our facilities footprint and the conversion to mail delivery in multiple markets.
For the year ended December 31, 2025, Outside services costs, which includes professional services fulfilled by third parties, media fees and other digital costs, and paid search and ad serving services, decreased compared to 2024, primarily due to a decrease in news and editorial expenses of $8.7 million, mainly due to the cease-use of certain licensed content and the impact of businesses divested, a decrease in third-party media fees of $3.7 million, a decrease in outside printing costs of
$2.0 million, and a decrease in event related expenses of $1.7 million, mainly due to the impact of businesses divested.
For the year ended December 31, 2025, Other costs decreased compared to 2024, primarily due to lower facility related expenses of $17.6 million, mainly associated with facility closures and lower promotion costs of $5.5 million, mainly due to the impact of businesses divested.
Selling, general and administrative expenses
The following table provides the breakout of Selling, general and administrative expenses for the years ended December
31, 2025 and 2024:

	Year ended December 31,
In thousands	2025	2024	$ Change	% Change
Compensation and benefits	$231,625	$252,788	$(21,163)	(8%)
Outside services and other	248,845	273,300	(24,455)	(9%)
Total selling, general and administrative expenses	$480,470	$526,088	$(45,618)	(9%)
For the year ended December 31, 2025, Compensation and benefits costs decreased compared to 2024, primarily due to lower payroll expense of $22.6 million, mainly due to a decrease in headcount tied to ongoing cost control initiatives and lower commissions as well as the impact of businesses divested of $3.9 million.
For the year ended December 31, 2025, Outside services and other costs, which include services fulfilled by third parties, decreased compared to 2024, mainly due to a decrease of $13.0 million in promotion costs and a decrease of $13.3 million in other miscellaneous expenses, including technology costs, partially offset by higher bad debt expense of approximately
$1.8 million.

USA TODAY Media segment 2024 compared to 2023
A summary of our USA TODAY Media segment results for the years ended December 31, 2024 and 2023 is presented below:

	Year ended December 31,
In thousands	2024	2023	$ Change	% Change
Digital	$692,714	$641,743	$50,971	8%
Print and commercial	1,245,684	1,454,110	(208,426)	(14%)
Segment revenues	1,938,398	2,095,853	(157,455)	(8%)
Operating costs	1,210,117	1,361,607	(151,490)	(11%)
Selling, general and administrative expenses	526,088	541,594	(15,506)	(3%)
Equity income in unconsolidated investees, net	(548)	(2,379)	1,831	(77%)
Segment Adjusted EBITDA	$202,741	$195,031	$7,710	4%
Revenues
The following table provides the breakout of Revenues by category for the years ended December 31, 2024 and 2023:

	Year ended December 31,
In thousands	2024	2023	$ Change	% Change
Digital advertising	$292,897	$283,249	$9,648	3%
Digital marketing services	142,120	140,589	1,531	1%
Digital-only subscription	181,670	150,384	31,286	21%
Digital other	76,027	67,521	8,506	13%
Digital	692,714	641,743	50,971	8%

Print advertising	451,589	501,701	(50,112)	(10%)
Print circulation	582,965	704,158	(121,193)	(17%)
Commercial and other(a)	211,130	248,251	(37,121)	(15%)
Print and commercial	1,245,684	1,454,110	(208,426)	(14%)

Segment revenues	$1,938,398	$2,095,853	$(157,455)	(8%)
(a) Included Commercial printing and delivery revenues of $141.8 million and $178.1 million for the years ended December 31, 2024 and 2023, respectively.
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
For the year ended December 31, 2024, Digital-only subscription revenues increased compared to 2023, primarily due to an increase in Digital-only ARPU of 21.2%, mainly due to higher rates. Refer to "Key Performance Indicators" below for further discussion of Digital-only ARPU.
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
Operating costs
The following table provides the breakout of Operating costs for the years ended December 31, 2024 and 2023:

	Year ended December 31,
In thousands	2024	2023	$ Change	% Change
Newsprint and other production materials	$74,419	$108,257	$(33,838)	(31%)
Distribution	276,069	323,750	(47,681)	(15%)
Compensation and benefits	395,896	408,197	(12,301)	(3%)
Outside services	312,335	332,664	(20,329)	(6%)
Other	151,398	188,739	(37,341)	(20%)
Total operating costs	$1,210,117	$1,361,607	$(151,490)	(11%)
For the year ended December 31, 2024, the cost of Newsprint and other production materials decreased compared to 2023, primarily due to lower volume due to the decline in revenues, as well as a decrease in the cost of newsprint of approximately
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
For the year ended December 31, 2024, Compensation and benefits costs decreased compared to 2023, primarily due to lower payroll expense of $10.5 million, mainly driven by a decrease in headcount tied to ongoing cost control initiatives, including facility closures and conversion to mail delivery in multiple markets, partially offset by higher wages, and to a lesser extent, lower employee benefit costs of $1.8 million.
For the year ended December 31, 2024, Outside services costs, which includes professional services fulfilled by third parties, media fees and other digital costs, and paid search and ad serving services, decreased compared to 2023, primarily due to a decrease in news and editorial expenses of $12.9 million, mainly due to the cease-use of certain licensed content, a decrease in event related expenses of approximately $5.2 million, mainly due to the decline in revenues, and a decrease in third-party media fees of approximately $3.7 million, partially offset by an increase in outside printing costs of $3.9 million.
For the year ended December 31, 2024, Other costs decreased compared to 2023, primarily due to lower miscellaneous expenses of $23.3 million, mainly related to lower technology costs, as well as lower facility related expenses of $15.0 million, mainly associated with real estate sales and facility consolidations, partially offset by higher promotion costs of approximately
$0.9 million.

Selling, general and administrative expenses
The following table provides the breakout of Selling, general and administrative expenses for the years ended December
31, 2024 and 2023:

	Year ended December 31,
In thousands	2024	2023	$ Change	% Change
Compensation and benefits	$252,788	$256,205	$(3,417)	(1%)
Outside services and other	273,300	285,389	(12,089)	(4%)
Total selling, general and administrative expenses	$526,088	$541,594	$(15,506)	(3%)
For the year ended December 31, 2024, Compensation and benefits costs decreased compared to 2023, primarily due to lower payroll expense of $2.2 million, driven by lower commissions related to revenue performance as well as a decrease in headcount tied to ongoing cost control initiatives, and to a lesser extent, lower employee benefit costs of $1.2 million.
For the year ended December 31, 2024, Outside services and other costs, which include services fulfilled by third parties, decreased compared to 2023, primarily due to lower bad debt expense of approximately $6.3 million, and lower miscellaneous expenses of approximately $5.8 million, including lower product and finance costs, partially offset by higher promotion and technology costs.
Newsquest segment 2025 compared to 2024
A summary of our Newsquest segment results for the years ended December 31, 2025 and 2024 is presented below:

	Year ended December 31,
In thousands	2025	2024	$ Change	% Change
Digital	$81,483	$79,293	$2,190	3%
Print and commercial	156,784	159,980	(3,196)	(2%)
Segment revenues	238,267	239,273	(1,006)	—%
Operating costs	120,824	122,995	(2,171)	(2%)
Selling, general and administrative expenses	60,553	62,869	(2,316)	(4%)
Segment Adjusted EBITDA	$56,890	$53,409	$3,481	7%
Revenues
The following table provides the breakout of Revenues by category for the years ended December 31, 2025 and 2024:

	Year ended December 31,
In thousands	2025	2024	$ Change	% Change
Digital advertising	$51,521	$53,481	$(1,960)	(4%)
Digital marketing services	8,655	7,941	714	9%
Digital-only subscription	9,036	7,158	1,878	26%
Digital other	12,271	10,713	1,558	15%
Digital	81,483	79,293	2,190	3%

Print advertising	72,304	74,211	(1,907)	(3%)
Print circulation	65,346	67,082	(1,736)	(3%)
Commercial and other(a)	19,134	18,687	447	2%
Print and commercial	156,784	159,980	(3,196)	(2%)

Total revenues	$238,267	$239,273	$(1,006)	—%
(a) Included Commercial printing revenues of $10.2 million for each of the years ended December 31, 2025 and 2024.
For the year ended December 31, 2025, Digital advertising revenues decreased compared to 2024, primarily due to a decrease in classified advertisement and digital display revenues.

For the year ended December 31, 2025, Digital marketing services revenues increased compared to 2024, driven by an increase in client spend.
For the year ended December 31, 2025, Digital-only subscription revenues increased compared to 2024, primarily driven by an increase in digital-only paid subscriptions. Refer to "Key Performance Indicators" below for further discussion of digital-
only paid subscriptions.
For the year ended December 31, 2025, Digital other revenues increased compared to 2024, primarily due to an increase in syndication revenues.
For the year ended December 31, 2025, Print advertising revenues decreased compared to 2024, primarily due to a decrease in print display advertisements, partially offset by higher spend on classified advertisements.
For the year ended December 31, 2025, Print circulation revenues decreased compared to 2024, primarily due to a decline in single copy volume, partially offset by an increase in rates.
Operating costs
The following table provides the breakout of Operating costs for the years ended December 31, 2025 and 2024:

	Year ended December 31,
In thousands	2025	2024	$ Change	% Change
Newsprint and other production materials	$12,189	$12,820	$(631)	(5%)
Distribution	12,549	12,755	(206)	(2%)
Compensation and benefits	57,332	53,084	4,248	8%
Outside services	14,732	15,233	(501)	(3%)
Other	24,022	29,103	(5,081)	(17%)
Total operating costs	$120,824	$122,995	$(2,171)	(2%)
For the year ended December 31, 2025, the cost of Newsprint and other production materials decreased compared to 2024, primarily due to volume declines.
For the year ended December 31, 2025, Compensation and benefits costs increased compared to 2024, primarily due to an increase in payroll expenses due to higher employer taxes and higher wages, including minimum wage.
For the year ended December 31, 2025, Other costs decreased compared to 2024, primarily associated with the decrease in both digital advertising and print advertising revenues.
Selling, general and administrative expenses
The following table provides the breakout of Selling, general and administrative expenses for the years ended December
31, 2025 and 2024:

	Year ended December 31,
In thousands	2025	2024	$ Change	% Change
Compensation and benefits	$48,060	$47,517	$543	1%
Outside services and other	12,493	15,352	(2,859)	(19%)
Total selling, general and administrative expenses	$60,553	$62,869	$(2,316)	(4%)
For the year ended December 31, 2025, Outside services and other costs decreased compared to 2024, mainly due to various lower miscellaneous expenses, including a decrease of $2.0 million related to professional fees.

Newsquest segment 2024 compared to 2023
A summary of our Newsquest segment results for the years ended December 31, 2024 and 2023 is presented below:

	Year ended December 31,
In thousands	2024	2023	$ Change	% Change
Digital	$79,293	$74,910	$4,383	6%
Print and commercial	159,980	159,070	910	1%
Segment revenues	239,273	233,980	5,293	2%
Operating costs	122,995	120,264	2,731	2%
Selling, general and administrative expenses	62,869	63,588	(719)	(1%)
Segment Adjusted EBITDA	$53,409	$50,128	$3,281	7%
Revenues
The following table provides the breakout of Revenues by category for the years ended December 31, 2024 and 2023:

	Year ended December 31,
In thousands	2024	2023	$ Change	% Change
Digital advertising	$53,481	$50,362	$3,119	6%
Digital marketing services	7,941	8,920	(979)	(11%)
Digital-only subscription	7,158	5,237	1,921	37%
Digital other	10,713	10,391	322	3%
Digital	79,293	74,910	4,383	6%

Print advertising	74,211	74,844	(633)	(1%)
Print circulation	67,082	68,042	(960)	(1%)
Commercial and other(a)	18,687	16,184	2,503	15%
Print and commercial	159,980	159,070	910	1%

Segment revenues	$239,273	$233,980	5,293	2%
(a) Included Commercial printing revenues of $10.2 million and $8.0 million for the years ended December 31, 2024 and 2023, respectively.
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

Operating costs
The following table provides the breakout of Operating costs for the years ended December 31, 2024 and 2023:

	Year ended December 31,
In thousands	2024	2023	$ Change	% Change
Newsprint and other production materials	$12,820	$15,330	$(2,510)	(16%)
Distribution	12,755	13,325	(570)	(4%)
Compensation and benefits	53,084	50,144	2,940	6%
Outside services	15,233	16,033	(800)	(5%)
Other	29,103	25,432	3,671	14%
Total operating costs	$122,995	$120,264	$2,731	2%
For the year ended December 31, 2024, the cost of Newsprint and other production materials decreased compared to 2023, primarily due to a decrease in the cost of newsprint of approximately of $1.8 million, as well as volume declines.
For the year ended December 31, 2024, Compensation and benefits costs increased compared to 2023, primarily due to higher headcount for production facilities.
For the year ended December 31, 2024, Other costs increased compared to 2023, primarily associated with the increase in digital advertising revenues.
Selling, general and administrative expenses
The following table provides the breakout of Selling, general and administrative expenses for the years ended December
31, 2024 and 2023:

	Year ended December 31,
In thousands	2024	2023	$ Change	% Change
Compensation and benefits	$47,517	$47,350	$167	—%
Outside services and other	15,352	16,238	(886)	(5%)
Total selling, general and administrative expenses	$62,869	$63,588	$(719)	(1%)
For the year ended December 31, 2024, Outside services and other costs decreased compared to 2023, primarily due to lower technology related expenses of $0.7 million and lower bad debt expense of $0.2 million.
LocaliQ segment 2025 compared to 2024
A summary of our LocaliQ segment results for the years ended December 31, 2025 and 2024 is presented below:

	Year ended December 31,
In thousands	2025	2024	$ Change	% Change
Digital(a)	$448,311	$477,807	$(29,496)	(6%)
Segment revenues	448,311	477,807	(29,496)	(6%)
Operating costs	320,914	343,782	(22,868)	(7%)
Selling, general and administrative expenses	81,062	90,347	(9,285)	(10%)
Segment Adjusted EBITDA	$46,335	$43,678	$2,657	6%
(a)Digital revenues are solely generated by digital marketing services revenues.
Revenues
For the year ended December 31, 2025, Digital revenues decreased compared to 2024, primarily due to a decline in the core direct business, mainly driven by a decline in customer count. Core platform average monthly revenues divided by average monthly customer count within the period ("Core platform ARPU") increased 1.2% for the year ended December 31, 2025.
Refer to "Key Performance Indicators" below for further discussion of Core platform ARPU.

Operating costs
The following table provides the breakout of Operating costs for the years ended December 31, 2025 and 2024:

	Year ended December 31,
In thousands	2025	2024	$ Change	% Change
Outside services	$283,250	$300,523	$(17,273)	(6%)
Compensation and benefits	33,164	36,684	(3,520)	(10%)
Other	4,500	6,575	(2,075)	(32%)
Total operating costs	$320,914	$343,782	$(22,868)	(7%)
For the year ended December 31, 2025, Outside services costs decreased compared to 2024, due to a decrease of
$25.2 million of expenses associated with third-party media fees driven by a corresponding decrease in revenues, partially offset by an increase of $7.9 million, mainly due to costs associated with outsourcing initiatives.
For the year ended December 31, 2025, Compensation and benefits costs decreased compared to 2024, primarily due to a lower payroll expense driven by headcount reductions.
For the year ended December 31, 2025, Other costs decreased compared to 2024, primarily due to a reduction in lease expense associated with downsizing our facilities footprint.
Selling, general and administrative expenses
The following table provides the breakout of Selling, general and administrative expenses for the years ended December
31, 2025 and 2024:

	Year ended December 31,
In thousands	2025	2024	$ Change	% Change
Compensation and benefits	$73,193	$78,709	$(5,516)	(7%)
Outside services and other	7,869	11,638	(3,769)	(32%)
Total selling, general and administrative expenses	$81,062	$90,347	$(9,285)	(10%)
For the year ended December 31, 2025, Compensation and benefits costs decreased compared to 2024, primarily due to lower payroll expense driven by headcount reductions.
For the year ended December 31, 2025, Outside services and other costs decreased compared to 2024, primarily due to lower promotion costs, partially offset by higher bad debt expense of $0.6 million.
LocaliQ segment 2024 compared to 2023
A summary of our LocaliQ segment results for the years ended December 31, 2024 and 2023 is presented below:

	Year ended December 31,
In thousands	2024	2023	$ Change	% Change
Digital(a)	$477,807	$477,909	$(102)	—%
Segment revenues	477,807	477,909	(102)	—%
Operating costs	343,782	336,056	7,726	2%
Selling, general and administrative expenses	90,347	88,630	1,717	2%
Segment Adjusted EBITDA	$43,678	$53,223	$(9,545)	(18%)
(a)Digital revenues are solely generated by digital marketing services revenues.
Revenues
For the year ended December 31, 2024, Digital revenues remained essentially flat compared to 2023, primarily due to a decline in revenues from non-core products which were sunset, offset by growth in the core direct business. Core platform
ARPU increased 5.3% for the year ended December 31, 2024, Refer to "Key Performance Indicators" below for further discussion of Core platform ARPU.
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
Selling, general and administrative expenses
The following table provides the breakout of Selling, general and administrative expenses for the years ended December
31, 2024 and 2023:

	Year ended December 31,
In thousands	2024	2023	$ Change	% Change
Compensation and benefits	$78,709	$76,190	$2,519	3%
Outside services and other	11,638	12,440	(802)	(6%)
Total selling, general and administrative expenses	$90,347	$88,630	$1,717	2%
For the year ended December 31, 2024, Compensation and benefits costs increased compared to 2023, primarily due to higher payroll expense of $1.7 million, driven by higher wages and higher employee benefit costs of $0.8 million.
For the year ended December 31, 2024, Outside services and other costs decreased compared to 2023, mainly due to lower bad debt expense of $0.5 million, and a decrease in miscellaneous expenses.
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

The following tables provide information regarding certain KPIs for the USA TODAY Media, Newsquest and LocaliQ segments:

	Year ended December 31,
In thousands, except ARPU	2025	2024	Change	% Change	2023	Change	% Change
Digital-only ARPU:
USA TODAY Media	$8.34	$7.83	$0.51	6.5%	$6.46	$1.37	21.2%
Newsquest	$5.90	$6.17	$(0.27)	(4.4)%	$6.14	$0.03	0.5%
Total USA TODAY Co.	$8.17	$7.75	$0.42	5.4%	$6.45	$1.30	20.2%

	Year ended December 31,
In thousands, except ARPU	2025	2024	Change	% Change	2023	Change	% Change
LocaliQ Core platform:
Core platform revenues	$446,373	$474,298	$(27,925)	(5.9)%	$473,172	$1,126	0.2%
Core platform ARPU	$2,794	$2,760	$34	1.2%	$2,620	$140	5.3%
Core platform average customer count	13.3	14.3	(1.0)	(7.0)%	15.1	(0.8)	(5.3)%

	As of December 31,
In thousands	2025	2024	% Change	2023	% Change
Digital-only paid subscriptions:
USA TODAY Media:	1,367	1,953	(30.0)%	1,912	2.1%
Newsquest	145	110	31.8%	83	32.5%
Total USA TODAY Co.	1,512	2,063	(26.7)%	1,995	3.4%
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
environment that we are facing. Refer to "Overview - Macroeconomic Environment" above for further discussion.
Details of our cash flows are included in the table below:

	Year ended December 31,
In thousands	2025	2024
Cash provided by operating activities	$114,389	$100,310
Cash provided by (used for) investing activities	8,970	(27,950)
Cash used for financing activities	(139,837)	(68,853)
Effect of currency exchange rate change on cash	(1,891)	2,062
(Decrease) increase in cash, cash equivalents and restricted cash	$(18,369)	$5,569
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
For the year ended December 31, 2025, cash flows provided by operating activities were $114.4 million compared to
$100.3 million for the year ended December 31, 2024. The increase in cash flows provided by operating activities was primarily due to a decrease in contributions to our pension and other postretirement benefit plans and a decrease in cash paid for interest,

partially offset by lower cash receipts related to deferred revenues, an increase in severance payments and an increase in cash paid for income taxes.
Cash flows provided by (used for) investing activities: For the year ended December 31, 2025, cash flows provided by investing activities were $9.0 million compared to $28.0 million in cash flows used for investing activities for the year ended
December 31, 2024. The change in cash flows provided by (used for) investing activities was primarily due to an increase in proceeds from the sale of real estate and other strategic and non-strategic assets of $39.4 million, partially offset by an increase in purchases of property, plant, and equipment of $2.0 million.
Cash flows used for financing activities: For the year ended December 31, 2025, cash flows used for financing activities were $139.8 million compared to $68.9 million for the year ended December 31, 2024. The increase in cash used for financing activities was primarily due to higher repayments of long-term debt, net of borrowings of $120.5 million in 2025, compared to higher borrowings of long-term debt, net of repayments of $192.9 million in 2024, partially offset by lower repayments of convertible debt, net of borrowings of $233.5 million and a $7.9 million decrease in payments of deferred financing costs.
Debt
As of December 31, 2025, the carrying value of our outstanding debt totaled $954.2 million, which consisted of $715.1 million related to the 2029 Term Loan Facility, $216.8 million related to the 2031 Notes (as defined below), and $22.3 million related to the 2027 Notes (as defined below).
In April 2025, we received a waiver from certain lenders of our 2029 Term Loan Facility and certain holders of our 2031
Notes (as defined below) and entered into a privately negotiated agreement with a holder of our 2027 Notes (as defined below)
to repurchase $14.0 million principal amount of our outstanding 2027 Notes at 105% of par value, plus accrued and unpaid interest, for $15.0 million in cash. This transaction was financed using proceeds from delayed draw term loans under our 2029
Term Loan Facility, and as a result as of December 31, 2025, $15.0 million of delayed draw term loans had been drawn under the 2029 Term Loan Facility. As a result of this transaction, we recognized an immaterial loss on the early extinguishment of debt during the year ended December 31, 2025.
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
For the year ended December 31, 2025, the Company prepaid $135.5 million, under the 2029 Term Loan Facility, including quarterly amortization payments, which were classified as financing activities in the Consolidated statements of cash flows.
Interest on our 6.000% Senior Secured Convertible Notes due 2027 (the "2027 Notes") and our 6.000% Senior Secured
Convertible Notes due 2031 (the "2031 Notes") is payable semi-annually in arrears, and the 2027 Notes and 2031 Notes mature on December 1, 2027, and December 1, 2031, respectively, unless earlier repurchased or converted. The 2027 Notes and 2031
Notes may be converted at any time by the Holders into cash, shares of our common stock, par value $0.01 per share (the
"Common Stock") or any combination of cash and Common Stock, at the Company's election. The initial conversion rate for both the 2027 Notes and the 2031 Notes is 200 shares of Common Stock per $1,000 principal amount of the 2027 Notes and the
2031 Notes, respectively, which is equal to a conversion price of $5.00 per share of Common Stock (the "Conversion Price").
For the year ended December 31, 2025, no shares of Common Stock were issued upon conversion, exercise, or satisfaction of the required conditions of the 2027 Notes or the 2031 Notes.
Our 2029 Term Loan Facility, 2031 Notes, and 2027 Notes all contain usual and customary covenants and events of default. As of December 31, 2025, we were in compliance with all such covenants and obligations.
Refer to Note 9 — Debt in the notes to the Consolidated financial statements for additional discussion regarding our debt.

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
During the year ended December 31, 2025, we did not repurchase any shares of Common Stock under the Stock
Repurchase Program. As of December 31, 2025, the remaining authorized amount under the Stock Repurchase Program was approximately $96.9 million.
We expect our capital expenditures during the year ended December 31, 2026 to total approximately $55 million to
$65 million. These capital expenditures are anticipated to be primarily comprised of projects related to digital product development, costs associated with our technology systems, print facilities, office facilities and equipment upgrades.
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
As of December 31, 2025, we had no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Contractual obligations and commitments
We enter into various contractual arrangements as a part of our operations. Many of these contractual obligations are discussed in the notes to our Consolidated financial statements. As of December 31, 2025, material obligations discussed in the notes to our Consolidated financial statements included (i) principal payments on our long-term debt discussed in Note 9 —
Debt, (ii) operating leases discussed in Note 4 — Leases, and (iii) pension and postretirement benefits discussed in Note 10 —
Pensions and other postretirement benefit plans. We anticipate interest payments associated with our long-term debt totaling
$74.9 million in 2026, $67.3 million in 2027 and $122.3 million thereafter. Due to uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at December 31, 2025, we are unable to make reasonably reliable estimates of the period of cash settlement. See Note 12 — Income taxes to the Consolidated financial statements for a further discussion of income taxes.
In addition, we have purchase obligations which include professional services, digital licenses and information technology services, interactive marketing agreements, and other legally binding commitments. As of December 31, 2025, we had future purchase obligations totaling $115.5 million due in 2026, $77.4 million due in 2027, and $127.9 million due thereafter. We have certain contracts to purchase newsprint that require us to purchase a percentage of our total requirements for production at market rate. Since the quantities purchased annually under these contracts are not fixed, the amount of the related payments for these purchases is excluded from our future purchase obligations. Amounts for which we are liable under purchase orders outstanding at December 31, 2025 are reflected in the Consolidated balance sheets as Accounts payable and accrued liabilities.

In addition, we have other noncurrent liabilities totaling $1.3 million due in 2026, $0.3 million due in 2027, and $0.2 million due thereafter.
CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with U.S. GAAP requires management to make decisions based on estimates, assumptions, and factors it considers relevant to the circumstances. Such decisions include the selection of applicable principles and the use of judgment in their application, the results of which could differ from those anticipated.
Goodwill and indefinite-lived intangible assets
Goodwill is tested for impairment annually on November 30 and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have the option to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, although we did not elect to use this option for our evaluation as of November 30, 2025. If we elect to perform a qualitative assessment and conclude it is more likely than not that the fair value of the reporting unit is equal to or greater than its carrying value, no further assessment of that reporting unit's goodwill is necessary; otherwise goodwill must be tested for impairment. In the quantitative test, we are required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. Fair value of the reporting unit is defined as the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. We generally determine the fair value of a reporting unit using a combination of a discounted cash flow analysis and a market-based approach. Estimates of fair value include inputs that are subjective in nature, involve uncertainties, and involve matters of significant judgment that are made at a specific point in time. Changes in key assumptions from period to period could significantly affect the estimates of fair value. Significant assumptions used in the fair value estimates include projected revenues and related growth rates over time, projected operating cash flow margins, discount rates, and future economic and market conditions. If the carrying value of the reporting unit exceeds the estimate of fair value, we calculate the impairment as the excess of the carrying value of goodwill over its implied fair value.
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
The performance of our annual impairment analysis resulted in no impairments to goodwill or indefinite-lived intangible assets for the year ended December 31, 2025. See Note 7 — Goodwill and intangible assets for further discussion. If our future operating results are not in line with the cash flow forecasts underlying our impairment analysis, we could have an impairment of our goodwill or intangible assets in the future and such impairment could materially affect our operating results.
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
Our pension plans had assets valued at $1.5 billion as of December 31, 2025 and the plans' benefit obligations were $1.3 billion, resulting in the plans being 113% funded at such date.

For 2025, the assumption used for the funded status discount rate was 5.50% for our principal retirement plan obligations.
As an indication of the sensitivity of pension liabilities to the discount rate assumption, a 50 basis point reduction in the discount rate at the end of 2025 would have increased plan obligations by approximately $21.1 million. A 50 basis point change in the discount rate used to calculate the benefit cost for 2025 would have decreased total pension plan expense for 2025 by approximately $2.3 million. To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets, input from the actuaries and investment consultants, and long-term inflation assumptions. For our principal retirement plan, we used an assumption of 5.25% for our expected return on pension plan assets for 2025. If we were to reduce our expected rate of return assumption by 50 basis points, the benefit cost for 2025 would have increased by approximately $4.1 million.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in interest rates, commodity prices, and foreign currency exchange rates.
Changes in these factors could cause fluctuations in earnings and cash flow. In the normal course of business, exposure to certain of these market risks is managed as described below.
Interest rates
We generally manage our risk associated with changes in interest rates through the use of a combination of variable and fixed-rate debt. As of December 31, 2025, we had variable and fixed-rate debt totaling $729.5 million and $247.8 million, respectively. Our variable-rate debt consisted of our 2029 Term Loan Facility which bears interest at an annual rate equal, at
Gannett Holdings LLC's option, to either (i) an alternate base rate (which shall not be less than 2.50% per annum) plus a margin equal to 4.00% per annum or (ii) Adjusted Term SOFR (which shall be no less than 1.50%) plus a margin equal to 5.00% per annum. A hypothetical interest rate increase of 100 basis points to our 2029 Term Loan Facility would have increased our interest expense related to our variable-rate debt and likewise decreased our income and cash flows by approximately
$7.3 million for the year ended December 31, 2025. See Note 9 — Debt to our Consolidated financial statements for further discussion of our debt.
Commodity prices
Certain expenses of ours are sensitive to commodity price fluctuations, as well as inflation. Our primary commodity price exposures are newsprint and, to a lesser extent, ink, which in the aggregate represented approximately 5% and 6% of our total operating costs for the years ended December 31, 2025 and 2024, respectively. A hypothetical $10 per metric ton increase in newsprint price would not have materially impacted our results of operations or cash flows based on newsprint usage for the year ended December 31, 2025 of approximately 78,000 metric tons.
Foreign currency
We are exposed to foreign exchange rate risk due to our operations in the U.K., for which the British pound sterling is the functional currency. We are also exposed to foreign exchange rate risk due to our LocaliQ segment which has operating activities denominated in currencies other than the U.S. dollar, including the Australian dollar, Canadian dollar, and New
Zealand dollar. Translation gains or losses affecting the Consolidated statements of operations and comprehensive income
(loss) have not been significant in the past. A hypothetical 10% fluctuation of the price of the British pound sterling or the currencies in our LocaliQ segment against the U.S. dollar would not have materially impacted operating income for the year ended December 31, 2025.

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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the
Treadway Commission (2013 framework). Based on its evaluation, management concluded that, as of December 31, 2025, the
Company's internal control over financial reporting is effective based on the specified criteria.
The effectiveness of internal control over financial reporting as of December 31, 2025 has been audited by the Company's independent registered public accounting firm, Grant Thornton LLP, as stated in their report on page 63 herein.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
USA TODAY Co., Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of USA TODAY Co., Inc. and subsidiaries (the "Company") as of
December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the
Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States)
("PCAOB"), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated February 26, 2026 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ GRANT THORNTON LLP
New York, New York
February 26, 2026

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
USA TODAY Co., Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of USA TODAY Co., Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States)
("PCAOB"), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway
Commission ("COSO"), and our report dated February 26, 2026 expressed an unqualified opinion.
Basis for opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
New York, New York
February 26, 2026

USA TODAY CO., INC.
CONSOLIDATED BALANCE SHEETS

In thousands, except number of shares and par value	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$90,213	$106,299
Accounts receivable, net of allowance for credit losses of $13,600 and $13,596, respectively	223,551	239,636
Inventory	12,888	20,910
Prepaid expenses	45,959	40,268
Other current assets	16,566	18,782
Total current assets	389,177	425,895
Property, plant, and equipment, net	178,461	240,980
Operating lease assets	122,513	143,955
Goodwill	518,762	530,028
Intangible assets, net	337,845	430,374
Deferred tax assets	77,858	60,983
Pension and other assets	212,542	207,932
Total assets	$1,837,158	$2,040,147

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$308,152	$318,384
Deferred revenue	105,398	108,000
Current portion of long-term debt	69,315	74,300
Operating lease liabilities	33,435	39,761
Other current liabilities	1,483	5,157
Total current liabilities	517,783	545,602
Long-term debt	645,811	755,754
Convertible debt	239,112	249,757
Deferred tax liabilities	8,142	4,928
Pension and other postretirement benefit obligations	34,170	37,820
Long-term operating lease liabilities	146,421	167,731
Other long-term liabilities	91,107	125,921
Total noncurrent liabilities	1,164,763	1,341,911
Total liabilities	1,682,546	1,887,513
Commitments and contingent liabilities (see Note 14)
Equity
Preferred stock, $0.01 par value per share, 300,000 shares authorized, none of which were issued and outstanding at December 31, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value per share, 2,000,000,000 shares authorized; 159,912,152 shares issued and 147,124,756 shares outstanding at December 31, 2025; 158,835,742 shares issued and 147,388,555 shares outstanding at December 31, 2024	1,599	1,588
Treasury stock, at cost, 12,787,396 shares and 11,447,187 shares at December 31, 2025 and December 31, 2024, respectively	(23,607)	(20,540)
Additional paid-in capital	1,287,821	1,281,801
Accumulated deficit	(1,051,797)	(1,053,546)
Accumulated other comprehensive loss	(58,905)	(56,164)
Total USA TODAY Co. stockholders' equity	155,111	153,139
Noncontrolling interests	(499)	(505)
Total equity	154,612	152,634
Total liabilities and equity	$1,837,158	$2,040,147
The accompanying notes are an integral part of these consolidated financial statements.

USA TODAY CO., INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
In thousands, except per share amounts	2025	2024	2023
Digital	$1,056,070	$1,103,651	$1,050,370
Print and commercial	1,246,156	1,405,664	1,613,180
Total revenues	2,302,226	2,509,315	2,663,550
Operating costs	1,410,788	1,545,584	1,692,031
Selling, general and administrative expenses	639,748	703,645	722,885
Depreciation and amortization	165,759	156,287	162,622
Integration and reorganization costs	31,595	66,155	24,468
Asset impairments	2,243	46,589	1,370
(Gain) loss on sale or disposal of assets, net	(16,844)	1,106	(40,101)
Interest expense	97,225	104,697	111,776
Loss (gain) on early extinguishment of debt	1,516	(55,559)	(4,529)
Equity income in unconsolidated investees, net	(2,209)	(548)	(2,379)
Other (income) expense, net	(26,320)	19,032	1,572
Loss before income taxes	(1,275)	(77,673)	(6,165)
(Benefit) provision for income taxes	(3,030)	(51,286)	21,729
Net income (loss)	$1,755	$(26,387)	$(27,894)
Net income (loss) attributable to noncontrolling interests	6	(33)	(103)
Net income (loss) attributable to USA TODAY Co.	$1,749	$(26,354)	$(27,791)

Income (loss) per share attributable to USA TODAY Co. - basic	$0.01	$(0.18)	$(0.20)
Income (loss) per share attributable to USA TODAY Co. - diluted	$0.01	$(0.18)	$(0.20)

Other comprehensive income (loss):
Foreign currency translation adjustments	$16,313	$(14)	$13,683
Pension and other postretirement benefit items:
Net actuarial gain (loss)	(2,575)	10,205	33,135
Amortization of net actuarial gain (loss)	779	1,014	(305)
Change in prior service cost	—	—	3,307
Amortization of prior service cost	(498)	(500)	(502)
Settlement (gain) loss	(12,105)	35	—
Equity method investments	(725)	116	610
Other	(9,497)	1,405	(7,415)
Total pension and other postretirement benefit items	(24,621)	12,275	28,830
Other comprehensive (loss) income before tax	(8,308)	12,261	42,513
Income tax (benefit) provision related to components of other comprehensive income (loss)	(5,567)	2,884	6,823
Other comprehensive (loss) income, net of tax	(2,741)	9,377	35,690
Comprehensive (loss) income	(986)	(17,010)	7,796
Comprehensive income (loss) attributable to noncontrolling interests(a)	6	(33)	(103)
Comprehensive (loss) income attributable to USA TODAY Co.	$(992)	$(16,977)	$7,899
(a) For the years ended December 31, 2025, 2024, and 2023 there were no redeemable noncontrolling interests included in Net income (loss) attributable to noncontrolling interests.
The accompanying notes are an integral part of these consolidated financial statements.

USA TODAY CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
In thousands	2025	2024	2023
Operating activities
Net income (loss)	$1,755	$(26,387)	$(27,894)
Adjustments to reconcile net income (loss) to operating cash flows:
Depreciation and amortization	165,759	156,287	162,622
Share-based compensation expense	9,149	12,522	16,567
Non-cash interest expense	6,038	18,072	21,199
(Benefit) provision for deferred incomes taxes	(10,276)	(44,758)	11,514
(Gain) loss on sale or disposal of assets, net	(16,844)	1,106	(40,101)
Loss (gain) on early extinguishment of debt	1,516	(55,559)	(4,529)
Asset impairments	2,243	46,589	1,370
Pension and other postretirement benefit obligations	(25,132)	(23,916)	(13,917)
Equity income in unconsolidated investees, net	(2,209)	(548)	(2,379)
Change in other assets and liabilities:
Accounts receivable, net	17,170	25,843	34,135
Inventory	8,105	4,617	18,510
Prepaid expenses	2,746	(1,820)	16,680
Accounts payable and accrued liabilities	(20,477)	(1,934)	(65,094)
Deferred revenue	(2,276)	(17,277)	(29,971)
Other assets and liabilities	(22,878)	7,473	(4,138)
Cash provided by operating activities	114,389	100,310	94,574
Investing activities
Purchase of property, plant, and equipment	(51,486)	(49,534)	(38,116)
Proceeds from sale of real estate and other assets	55,295	20,976	85,298
Proceeds from the sale of investments	6,161	1,050	—
Change in other investing activities	(1,000)	(442)	(203)
Cash provided by (used for) investing activities	8,970	(27,950)	46,979
Financing activities
Payments of deferred financing costs	(992)	(8,933)	—
Borrowings of long-term debt	15,000	837,671	—
Repayments of long-term debt	(135,521)	(644,732)	(133,821)
Repurchase of convertible debt	(14,647)	(248,211)	—
Proceeds from convertible debt	—	110	—
Treasury stock	(3,064)	(3,141)	(2,642)
Changes in other financing activities	(613)	(1,617)	952
Cash used for financing activities	(139,837)	(68,853)	(135,511)
Effect of currency exchange rate change on cash	(1,891)	2,062	(234)
(Decrease) increase in cash, cash equivalents and restricted cash	(18,369)	5,569	5,808
Cash, cash equivalents and restricted cash at beginning of year	116,181	110,612	104,804
Cash, cash equivalents and restricted cash at end of year	$97,812	$116,181	$110,612
The accompanying notes are an integral part of these consolidated financial statements.

USA TODAY CO., INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Treasury stock		Non- controlling interests(a)	Total equity
In thousands	Shares	$				Shares	$
Balance at December 31, 2022	153,286	$1,533	$1,409,578	$(101,231)	$(999,401)	7,063	$(14,737)	$(369)	$295,373
Net loss attributable to USA TODAY Co.	—	—	—	—	(27,791)	—	—	(103)	(27,894)
Other comprehensive income, net(b)	—	—	—	35,690	—	—	—	—	35,690
Share-based compensation expense	—	—	16,567	—	—	—	—	—	16,567
Restricted share grants	4,682	47	(47)	—	—	—	—	—	—
Performance stock units settled, net of withholdings	97	1	(127)	—	—	—	—	—	(126)
Issuance of common stock	490	5	95	—	—	—	—	—	100
Treasury stock	—	—	—	—	—	1,132	(2,642)	—	(2,642)
Restricted share forfeiture	—	—	—	—	—	1,420	(14)	—	(14)
Other activity	—	—	259	—	—	—	—	—	259
Balance at December 31, 2023	158,555	$1,586	$1,426,325	$(65,541)	$(1,027,192)	9,615	$(17,393)	$(472)	$317,313
Net loss attributable to USA TODAY Co.	—	—	—	—	(26,354)	—	—	(33)	(26,387)
Other comprehensive income, net(b)	—	—	—	9,377	—	—	—	—	9,377
Share-based compensation expense	—	—	12,522	—	—	—	—	—	12,522
Equity component of convertible debt	—	—	(157,089)	—	—	—	—	—	(157,089)
Issuance of common stock	281	2	97	—	—	—	—	—	99
Treasury stock	—	—	—	—	—	1,289	(3,141)	—	(3,141)
Restricted share forfeiture	—	—	—	—	—	543	(6)	—	(6)
Other activity	—	—	(54)	—	—	—	—	—	(54)
Balance at December 31, 2024	158,836	$1,588	$1,281,801	$(56,164)	$(1,053,546)	11,447	$(20,540)	$(505)	$152,634
Net income attributable to USA TODAY Co.	—	—	—	—	1,749	—	—	6	1,755
Other comprehensive loss, net(b)	—	—	—	(2,741)	—	—	—	—	(2,741)
Share-based compensation expense	—	—	9,149	—	—	—	—	—	9,149
Restricted stock awards settled, net of withholdings	512	5	(1,074)	—	—	—	—	—	(1,069)
Performance stock units settled, net of withholdings	232	3	(523)	—	—	—	—	—	(520)
Equity component of convertible debt	—	—	(2,043)	—	—	—	—	—	(2,043)
Issuance of common stock	332	3	170	—	—	—	—	—	173
Treasury stock	—	—	—	—	—	965	(3,064)	—	(3,064)
Restricted share forfeiture	—	—	—	—	—	375	(3)	—	(3)
Other activity	—	—	341	—	—	—	—	—	341
Balance at December 31, 2025	159,912	$1,599	$1,287,821	$(58,905)	$(1,051,797)	12,787	$(23,607)	$(499)	$154,612
(a) Excludes Redeemable noncontrolling interests which are reflected in temporary equity.
(b) Other comprehensive (loss) income is net of an income tax benefit of $5.6 million for the year ended December 31, 2025 and net of an income tax provision of $2.9 million and $6.8 million for the years ended December 31, 2024 and 2023, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — Description of business and basis of presentation
Description of business
USA TODAY Co. is a diversified media company with expansive reach at the national and local level dedicated to empowering and enriching communities. Our mission is to inspire, inform, and connect audiences. As a media and digital marketing solutions company we are focused on sustainable growth. Through our trusted brands, including the USA TODAY
NETWORK, comprised of the national publication, USA TODAY, and our network of local properties, in the United States
(the "U.S."), and Newsquest, a wholly-owned subsidiary operating in the United Kingdom (the "U.K."), we provide essential journalism, local content, and digital experiences to audiences and businesses. We deliver trusted unbiased journalism when and where consumers want it. LocaliQ, our digital marketing solutions brand, supports small and medium-sized businesses
("SMBs") with innovative digital marketing products and solutions.
In November 2025, we changed our corporate name from Gannett Co., Inc. to USA TODAY Co., Inc. and revised the names of two of our reportable segments: Domestic Gannett Media is now referred to as USA TODAY Media and Digital
Marketing Solutions is now referred to as LocaliQ. We do not distinguish between our prior and current corporate and reportable segment names and refer to our current corporate and reportable segment names throughout this Annual Report on
Form 10-K. As such, unless expressly indicated or the context requires otherwise, the terms "USA TODAY Co.," "Company,"
"we," "us," and "our" in this document refer to USA TODAY Co., Inc., a Delaware corporation, and, where appropriate, its subsidiaries.
The Company reports in three segments: USA TODAY Media, Newsquest and LocaliQ. We also have a Corporate category that includes activities not directly attributable to a specific reportable segment and includes expenses associated with broad corporate functions. A full description of our reportable segments is included in Note 15 — Segment reporting.
Basis of presentation
The Consolidated financial statements include all the assets, liabilities, revenues, expenses, and cash flows of entities which
USA TODAY Co. controls due to ownership of a majority voting interest ("subsidiaries"). All significant intercompany accounts and transactions have been eliminated in consolidation, and the Company consolidates entities that it controls due to ownership of a majority voting interest.
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
Reclassifications
Certain reclassifications have been made to the prior years' Consolidated financial statements to conform to classifications used in the current year. These reclassifications had no impact on net income (loss), equity or cash flows as previously reported.
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

The following table presents a reconciliation of cash, cash equivalents and restricted cash:

	December 31,
In thousands	2025	2024	2023
Cash and cash equivalents	$90,213	$106,299	$100,180
Restricted cash, included in prepaid expenses and other current assets	37	278	371
Restricted cash, included in other assets	7,562	9,604	10,061
Total cash, cash equivalents and restricted cash	$97,812	$116,181	$110,612
The following table presents supplementary cash flow information, including non-cash investing and financing activities:

	Year ended December 31,
In thousands	2025	2024	2023
Cash paid for income taxes, net	$10,611	$10,115	$8,222
Cash paid for interest	84,228	86,321	89,335
Non-cash investing and financing activities:
Convertible notes exchange	—	223,614	—
Accrued capital expenditures	27,075	39,634	2,390
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
Property, plant, and equipment and software development costs are evaluated for impairment in accordance with our policy for amortizable intangible assets and other long-lived assets.

A breakout of property, plant, and equipment and software is presented below:

	December 31,
In thousands	2025	2024	Useful Lives (range)
Land	$13,515	$18,075
Buildings and improvements	95,021	123,454	10 years	-	30 years
Machinery and equipment	205,082	224,138	3 years	-	20 years
Capitalized software	211,819	183,172	3 years	-	5 years
Furniture and fixtures	12,134	14,793	7 years	-	10 years
Construction in progress	9,248	14,361
Total	546,819	577,993
Less: accumulated depreciation(a)	(368,358)	(337,013)
Property, plant, and equipment, net	$178,461	$240,980
(a)Includes accumulated depreciation of capitalized software of approximately $142.3 million and $105.5 million for the years ended December 31, 2025 and
2024, respectively.
Depreciation expense was $86.4 million, $68.2 million, and $72.6 million for the years ended December 31, 2025, 2024, and 2023, respectively.
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
All three of our reporting units have goodwill balances. We conducted our goodwill and indefinite-lived intangible asset impairment testing in the fourth quarter of 2025 and did not identify any impairment. In addition, we had no impairments of goodwill and indefinite-lived intangible assets in 2024 and 2023.
See Note 7 — Goodwill and intangible assets for further discussion of Goodwill and intangible assets.
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
Digital
Digital advertising and marketing revenues are generated through multiple services, including search advertising, display advertising, search optimization, social media, website development, web presence products, customer relationship management, and software-as-a-service solutions, classified advertisements and display advertisements, which may leverage third-party providers, and digital distribution of our publications. The Company enters into agreements for products in which our clients typically pay on a monthly basis and in advance. These prepayments include all charges for the included technology and any media services, management, third-party content, and other costs and fees, all of which are accounted for as a single performance obligation. Revenue is then recognized as we purchase and deliver media on behalf of the customer and perform other marketing-related services.
Digital subscription revenues are derived from digital subscriptions. Digital subscription revenues are generally billed to customers at the beginning of the subscription period and are typically recognized over the subscription period as the performance obligations are delivered. The term of customer subscriptions normally ranges from one to twelve months.
Digital other revenues are derived mainly from digital content syndication, affiliate, content and AI partnerships and licensing revenues and are recognized when the related services are performed.
Print and commercial
Print and commercial revenues are generated from the sale of local, national, and classified print advertising products, the sale of both home delivery and single copies of our publications, as well as commercial printing and distribution arrangements, and revenues from our events business.
The Company generates Print advertising revenues primarily by delivering advertising in its national publication, USA
TODAY, and in its local publications including newspapers. Advertising revenues are categorized as local retail, local classified, online, and national. Print advertising revenues are recognized upon publication of the advertisement.
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
The Company provides commercial printing services to third parties as a means to generate incremental revenues and utilize excess printing capacity. Customers consist primarily of other publishers that do not have their own printing presses and do not compete with other USA TODAY Co. publications. The Company also prints other commercial materials, including flyers, business cards and invitations. Commercial revenues are generally recognized upon delivery. In addition, the Company generates revenues from its events and promotions business. Revenues are generated primarily through ticket sales, endurance events and race management services and are generally recognized when the event occurs.
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
Advertising costs
Advertising costs are expensed in the period incurred. The Company incurred total advertising expenses for the years ended December 31, 2025, 2024, and 2023 of $29.4 million, $45.7 million, and $41.9 million, respectively.
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
Due to the distributed nature of our operations, we are not subject to significant concentrations of risk relating to customers, products, or geographic locations. Our foreign revenues, principally from businesses in the U.K. at our Newsquest segment and international operations at our LocaliQ segment, were $238.3 million and $42.2 million, respectively, for the year ended December 31, 2025. As of December 31, 2025, our long-lived assets in foreign countries were $162.0 million at our
Newsquest segment and $2.4 million for our international operations at our LocaliQ segment.
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
Accounts payable and accrued liabilities
A breakout of Accounts payable and accrued liabilities is presented below:

	December 31,
In thousands	2025	2024
Accounts payable	$144,401	$154,162
Compensation	79,505	81,738
Taxes (primarily property, sales, and payroll taxes)	8,693	9,135
Benefits	19,985	19,765
Interest	8,972	3,972
Other	46,596	49,612
Accounts payable and accrued liabilities	$308,152	$318,384
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
Recent accounting pronouncements adopted
Income tax disclosures
In November 2023, the Financial Accounting Standards Board (the "FASB") issued guidance, Accounting Standards
Update ("ASU") 2023-09, which enhances annual income tax disclosures. ASU 2023-09 requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, and was applied prospectively. Refer to Note 12 — Income taxes, which reflects updated disclosures.
Recent accounting pronouncements not yet adopted
Interim Reporting (Topic 270): Narrow-Scope Improvements
In December 2025, the FASB issued guidance, ASU 2025-11, which clarifies interim reporting disclosure requirements by introducing a disclosure principle for material changes since the most recent annual period and consolidating existing interim disclosure requirements. ASU 2025-11 is effective for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the provisions of ASU 2025-11 and assessing the impact on the Consolidated financial statements.

Codification Improvements
In December 2025, the FASB issued guidance, ASU 2025-12, which is intended to clarify, correct, or improve the
Accounting Standards Codification ("ASC") by addressing technical and interpretive matters, improving cross-references, and removing redundant, unnecessary, or superseded guidance within U.S. GAAP. ASU 2025-12 is effective for interim periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the provisions of ASU
2025-12 and assessing the impact on the Consolidated financial statements.
Derivatives and hedging (Topic 815) and revenue from contracts with customers (Topic 606): Derivatives scope refinements and scope clarification for share-based noncash consideration from a customer in a revenue contract
In September 2025, the FASB issued guidance, ASU 2025-07, which refines the scope of derivative accounting and clarifies the accounting for share-based noncash consideration received from customers. ASU 2025-07 introduces a scope exception for certain non-exchange-traded contracts whose "underlyings," as defined in the ASU, are specific to a party's own operations and clarifies that ASC 606, "Revenue from Contracts with Customers" ("ASC 606"), is applied initially to share-
based noncash consideration, with other accounting guidance applied only once the right to receive or retain such consideration becomes unconditional. ASU 2025-07 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the provisions of ASU
2025-07 and assessing the impact on the Consolidated financial statements.
Targeted improvements to the accounting for internal-use software
In September 2025, the FASB issued guidance, ASU 2025-06, which updates the accounting for costs of internal-use software. The guidance in ASU 2025-06 replaces the prescriptive project-stage model with a principles-based framework that focuses on management's authorization and commitment to a project and the probability of completion. Additionally, disclosures for property, plant and equipment will be required for all capitalized software costs. ASU 2025-06 also supersedes the separate website development guidance and incorporates related provisions into the internal-use software guidance. ASU
2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the provisions of ASU 2025-06 and assessing the impact on the Consolidated financial statements.
Measurement of credit losses for accounts receivable and contract assets
In July 2025, the FASB issued guidance, ASU 2025-05, which provides a practical expedient for estimating expected credit losses on current account receivables and current contract assets arising from transactions accounted for under ASC 606. ASU
2025-05 allows entities to assume that current conditions existing at the balance sheet date will remain constant over the life of the receivable or contract asset. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods, with early adoption permitted. The Company does not expect the adoption of the provisions of ASU 2025-05 to have a material impact on the Consolidated financial statements.
Induced conversions of convertible debt instruments
In November 2024, the FASB issued guidance, ASU 2024-04, which clarifies the assessment of whether certain settlements of convertible debt instruments should be accounted for as an inducement conversion. The new guidance is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods. The
Company does not expect the adoption of the provisions of ASU 2024-04 to have a material impact on the Consolidated financial statements.
Disaggregation of income statement expenses
In November 2024, the FASB issued guidance, ASU 2024-03, which requires disaggregated disclosures of certain categories of expenses that are included in expense line items on the face of the income statement. The disclosures are required on an annual and interim basis. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the provisions of ASU
2024-03 and assessing the impact on the Consolidated financial statements.

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
The following tables present our revenues disaggregated by segment and revenue type:

	Year ended December 31, 2025
In thousands	USA TODAY Media	Newsquest	LocaliQ	Corporate	Intersegment eliminations	Consolidated
Digital advertising	$301,302	$51,521	$—	$—	$—	$352,823
Digital marketing services	128,106	8,655	448,311	—	(134,002)	451,070
Digital-only subscription	166,248	9,036	—	—	—	175,284
Digital other	58,554	12,271	—	6,068	—	76,893
Digital	654,210	81,483	448,311	6,068	(134,002)	1,056,070

Print advertising	402,925	72,304	—	—	—	475,229
Print circulation	505,037	65,346	—	—	—	570,383
Commercial and other(a)	181,410	19,134	—	—	—	200,544
Print and commercial	1,089,372	156,784	—	—	—	1,246,156

Total revenues	$1,743,582	$238,267	$448,311	$6,068	$(134,002)	$2,302,226
(a) For the year ended December 31, 2025, included $111.2 million of Commercial printing and delivery revenues at the USA TODAY Media segment and
$10.2 million of Commercial printing revenues at the Newsquest segment.

	Year ended December 31, 2024
In thousands	USA TODAY Media	Newsquest	LocaliQ	Corporate	Intersegment eliminations	Consolidated
Digital advertising	$292,897	$53,481	$—	$—	$—	$346,378
Digital marketing services	142,120	7,941	477,807	—	(151,819)	476,049
Digital-only subscription	181,670	7,158	—	—	—	188,828
Digital other	76,027	10,713	—	5,656	—	92,396
Digital	692,714	79,293	477,807	5,656	(151,819)	1,103,651

Print advertising	451,589	74,211	—	—	—	525,800
Print circulation	582,965	67,082	—	—	—	650,047
Commercial and other(a)	211,130	18,687	—	—	—	229,817
Print and commercial	1,245,684	159,980	—	—	—	1,405,664

Total revenues	$1,938,398	$239,273	$477,807	$5,656	$(151,819)	$2,509,315
(a) For the year ended December 31, 2024, included $141.8 million of Commercial printing and delivery revenues at the USA TODAY Media segment and
$10.2 million of Commercial printing revenues at the Newsquest segment.

	Year ended December 31, 2023
In thousands	USA TODAY Media	Newsquest	LocaliQ	Corporate	Intersegment eliminations	Consolidated
Digital advertising	$283,249	$50,362	$—	$—	$—	$333,611
Digital marketing services	140,589	8,920	477,909	—	(150,460)	476,958
Digital-only subscription	150,384	5,237	—	—	—	155,621
Digital other	67,521	10,391	—	6,268	—	84,180
Digital	641,743	74,910	477,909	6,268	(150,460)	1,050,370

Print advertising	501,701	74,844	—	—	—	576,545
Print circulation	704,158	68,042	—	—	—	772,200
Commercial and other(a)	248,251	16,184	—	—	—	264,435
Print and commercial	1,454,110	159,070	—	—	—	1,613,180

Total revenues	$2,095,853	$233,980	$477,909	$6,268	$(150,460)	$2,663,550
(a) For the year ended December 31, 2023, included $178.1 million of Commercial printing and delivery revenues at the USA TODAY Media segment and
$8.0 million of Commercial printing revenues at the Newsquest segment.
Revenues generated from international operations comprised 12.2%, 11.2% and 10.3% of total revenues for the years ended December 31, 2025, 2024, and 2023, respectively.
Deferred revenues
The following table presents the change in the deferred revenues balances for the years ended December 31,:

In thousands	2025	2024
Beginning balance	$108,000	$120,502
Receipts, net of refunds	959,057	1,023,636
Revenue recognized	(961,659)	(1,036,138)
Ending balance	$105,398	$108,000
NOTE 4 — Leases
We lease certain real estate, vehicles, and equipment. Our leases have remaining lease terms of one to 11 years, some of which may include options to extend the leases, and some of which may include options to terminate the leases. The exercise of lease renewal options is at our sole discretion. The depreciable lives of assets and leasehold improvements are limited by the expected lease term unless there is a transfer of title or purchase option reasonably certain of exercise.
The components of lease expense are as follows:

	Year ended December 31,
In thousands	2025	2024	2023
Operating lease cost(a)	$40,321	$52,417	$64,845
Short-term lease cost(b)	1,400	938	900
Variable lease cost	9,848	12,390	13,200
Net lease cost	$51,569	$65,745	$78,945
(a) Includes sublease income of $8.8 million, $8.3 million, and $9.1 million for the years ended December 31, 2025, 2024, and 2023, respectively.
(b)Excludes expenses relating to leases with a lease term of one month or less.
In 2023, the Company sold two properties in Michigan and Arizona for a total of $60.5 million, which resulted in a net gain of $39.3 million. Contemporaneously with the closing of the sales, the Company entered into leases pursuant to which we leased back the properties for cumulative annual rent of $39.9 million, subject to annual escalations. The leases are accounted for as operating leases.

Supplemental information related to leases are as follows:

	Year ended December 31,
In thousands, except lease term and discount rate	2025	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$62,184	$71,985	$76,338
Right-of-use assets obtained in exchange for operating lease obligations	8,497	6,071	31,501
Gain on sale and leaseback transactions, net	—	(105)	(40,221)

Weighted-average remaining lease term (in years)	5.5	6.0	6.4
Weighted-average discount rate	13.3%	13.2%	13.0%
Future minimum lease payments under non-cancellable leases are as follows:

In thousands	Year ended December 31,
2026	$50,609
2027	41,936
2028	37,963
2029	36,286
2030	32,305
Thereafter	43,125
Total future minimum lease payments	242,224
Less: Imputed interest	62,368
Total	$179,856
As of December 31, 2025, we have entered into leases that have not yet commenced with total future lease payments of
$0.1 million, which are not yet recorded on the Consolidated balance sheet.
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
receivables aged over 90 days.
The following table presents changes in the allowance for credit losses:

	Year ended December 31,
In thousands	2025	2024
Beginning balance	$13,596	$16,338
Current period provision	7,265	5,155
Write-offs charged against the allowance	(9,049)	(10,564)
Recoveries of amounts previously written-off	1,591	2,676
Other	197	(9)
Ending balance	$13,600	$13,596
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
For the years ended December 31, 2025 and 2024, the Company recorded bad debt expense of $7.3 million and $5.2 million, respectively, which is included in Selling, general and administrative expenses on the Consolidated statements of operations and comprehensive income (loss).
NOTE 6 — Disposition
On February 28, 2025, the Company completed its sale of the Austin American-Statesman. As a result of the sale, we recognized a pre-tax gain of approximately $20.8 million, net of selling expenses, which is included in (Gain) loss on sale or disposal of assets, net on the Consolidated statements of operations and comprehensive income (loss) for the year ended
December 31, 2025.
NOTE 7 — Goodwill and intangible assets
Goodwill and intangible assets consisted of the following:

	December 31, 2025			December 31, 2024
In thousands	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets:
Advertiser relationships	$434,928	$317,104	$117,824	$445,356	$279,176	$166,180
Other customer relationships	88,609	67,427	21,182	89,106	59,198	29,908
Subscriber relationships	240,272	205,602	34,670	250,820	183,895	66,925
Other intangible assets	66,870	66,837	33	66,870	66,212	658
Sub-total	$830,679	$656,970	$173,709	$852,152	$588,481	$263,671
Indefinite-lived intangible assets:
Mastheads			164,136			166,703
Total intangible assets			$337,845			$430,374
Goodwill			$518,762			$530,028
As of December 31, 2025, the weighted average amortization periods for amortizable intangible assets were 11.0 years for advertiser relationships, 10.0 years for other customer relationships, 10.1 years for subscriber relationships, and 3.9 years for other intangible assets. The weighted average amortization period in total for all amortizable intangible assets is 10.1 years.
For the years ended December 31, 2025, 2024, and 2023, amortization expense was $79.4 million, $88.1 million, and $90.0 million, respectively.
As of December 31, 2025, the estimated future amortization expense for each of the five fiscal years was as follows: 2026 -
$60.5 million; 2027 - $59.5 million; 2028 - $24.4 million; 2029 - $18.8 million; and 2030 and thereafter - $10.5 million.

Changes in the carrying amount of Goodwill by segment are as follows:

In thousands	USA TODAY Media	Newsquest	LocaliQ	Total
Balance at December 31, 2023	$401,057	$15,348	$117,471	$533,876
Divestitures	(3,662)	—	—	(3,662)
Foreign exchange	13	(199)	—	(186)
Balance at December 31, 2024	$397,408	$15,149	$117,471	$530,028
Divestitures	(12,375)	—	—	(12,375)
Foreign exchange	(7)	1,116	—	1,109
Balance at December 31, 2025	$385,026	$16,265	$117,471	$518,762
As of both December 31, 2025 and 2024, the carrying amount of goodwill reflected accumulated impairment losses of
$340.8 million, $70.5 million and $44.1 million related to impairments at the USA TODAY Media, Newsquest and LocaliQ segments, respectively.
Annual impairment assessment
The Company performed its goodwill and indefinite-lived intangible impairment assessment in the fourth quarter of 2025 with the assistance of third-party valuation specialists. Determining fair value requires the exercise of significant judgments, including judgments about appropriate discount rates, long-term growth rates, company earnings multiples and relevant comparable transactions, as applicable, and the amount and timing of expected future cash flows. The cash flows employed in the analysis are based on the Company's internal forecasts, which considered the current and expected future economic and market conditions for each reporting unit. The long-term growth rates are dependent on various factors and could be adversely impacted by a sustained decrease in overall market growth rates, the competitive environment, relative currency exchange rates and a sustained increase in inflation, all of which the Company considered in determining the long-term growth rates used in the 2025 analysis, which ranged from 0% to 3.0%. The discount rates for each reporting unit are determined based on the inherent risks of each reporting unit's underlying operations and may be impacted by adverse changes in the macroeconomic environment and volatility in the equity and debt markets. The Company considered these factors in determining the discount rates used in the 2025 analysis, which ranged from 13.0% to 20.0%.
For goodwill, the Company determined the fair value of each reporting unit using a combination of a discounted cash flow analysis and a market-based approach. During the fourth quarter of 2025, the Company compared the fair value of each reporting unit to its carrying amount, which resulted in the fair value of all the reporting units being in excess of their carrying values.
For mastheads, the Company applied a "relief from royalty" approach, a discounted cash flow model, reflecting current assumptions, to determine the fair value of indefinite-lived intangible assets. During the fourth quarter of 2025, the Company compared the fair value of each indefinite-lived intangible asset to its carrying amount, which resulted in the fair value of each indefinite-lived intangible asset being in excess of its carrying value.
In addition to the annual impairment test, the Company is required to regularly assess whether a triggering event has occurred under ASC 360, "Property, Plant and Equipment ("ASC 360"), which would require interim impairment testing. As of
December 31, 2025, the Company performed a review of potential indicators for its long-lived asset groups under ASC 360 and it was determined that no indicators of impairment were present.
During 2024 and 2023, there were no impairments of goodwill and indefinite-lived intangible assets.
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

NOTE 8 — Integration and reorganization costs and asset impairments
Integration and reorganization costs
Integration and reorganization costs include severance costs as well as other reorganization-related costs associated with individual restructuring programs, designed primarily to right-size the Company's employee base, consolidate facilities and improve operations. These initiatives impact all the Company's operations and can be influenced by the terms of union contracts. Costs related to these programs, which primarily include severance and other reorganization-related costs, are accrued when probable and reasonably estimable or at the time of program announcement.
Severance-related expenses
The Company recorded severance-related expenses by segment as follows:

	Year ended December 31,
In thousands	2025	2024	2023
USA TODAY Media	$21,252	$11,529	$9,935
Newsquest	984	884	1,762
LocaliQ	1,773	1,254	756
Corporate	4,851	1,481	6,064
Total	$28,860	$15,148	$18,517
A roll-forward of the accrued severance and related expenses included in Accounts payable and accrued liabilities on the
Consolidated balance sheets for the years ended December 31, 2025 and 2024 is as follows:

In thousands	Severance and related expenses
Balance at December 31, 2023	$6,928
Restructuring provision included in integration and reorganization costs	15,148
Cash payments	(16,585)
Balance at December 31, 2024	5,491
Restructuring provision included in integration and reorganization costs	28,860
Cash payments	(26,013)
Other(a)	1,781
Balance at December 31, 2025	$10,119
(a)For the year ended December 31, 2025, included $1.8 million related to the departure of the Company's former Chief Financial Officer.
Other reorganization-related costs
Other reorganization-related costs represent individual restructuring programs, designed primarily to right-size the
Company's employee base, consolidate facilities and improve operations. The Company recorded Other reorganization-related costs by segment as follows:

	Year ended December 31,
In thousands	2025	2024	2023
USA TODAY Media(a)	$(5,663)	$38,096	$(4,353)
Newsquest(b)	200	(1,397)	1
LocaliQ	—	807	28
Corporate(c)	8,198	13,501	10,275
Total	$2,735	$51,007	$5,951
(a)For the year ended December 31, 2025, included the reversal of withdrawal liabilities related to multiemployer pension plans of $12.2 million based on the settlement of the withdrawal liabilities. For the year ended December 31, 2024, included $25.9 million related to withdrawal liabilities which were expensed as a result of ceasing contributions to multiemployer pension plans and $9.7 million expensed as of the cease-use date related to certain licensed content. For the year ended December 31, 2023, included the reversal of withdrawal liabilities related to multiemployer pension plans of $6.4 million based on the settlement of the withdrawal liabilities.
(b)  For the year ended December 31, 2024, included the reversal of a withdrawal liability of $1.4 million related to a pension plan based on settlement of the withdrawal liability.
(c)For the year ended December 31, 2025, included $2.1 million expensed related to the departure of the Company's former Chief Financial Officer.

Asset impairments
Corporate office relocation
On March 1, 2024, we exited and ceased use of our leased facility in McLean, Virginia and moved our corporate headquarters to our existing office space in New York. As a result of the headquarters relocation, we recorded an impairment charge of approximately $46.0 million during the year ended December 31, 2024 related to the McLean operating lease right-
of-use asset and the associated leasehold improvements. At the time of impairment, the fair value was measured using a discounted cash flow model based on market rents projected over the remaining lease term, which expires in October 2030.
Beginning in 2025, the Company entered into a sublease agreement for the use of a portion of office space in our leased facility in McLean, Virginia. The sublease commenced on September 1, 2025, for a 5-year term with annual lease income of approximately $2.1 million. We continue to seek subleases for the remaining leased space.
NOTE 9 — Debt
The Company's debt as of December 31, 2025 and 2024 consisted of the financing arrangements described below.

	December 31, 2025				December 31, 2024
In millions	Principal balance	Unamortized original issue discount	Unamortized deferred financing costs	Carrying value	Principal balance	Unamortized original issue discount	Unamortized deferred financing costs	Carrying value
2029 Term Loan Facility	$729.5	$(8.8)	$(5.6)	$715.1	$850.0	$(12.2)	$(7.7)	$830.1
2031 Notes	223.7	(4.4)	(2.5)	216.8	223.7	(5.0)	(2.8)	215.9
2027 Notes	24.1	(1.8)	—	22.3	38.1	(4.2)	(0.1)	33.8
Total debt	$977.3	$(15.0)	$(8.1)	$954.2	$1,111.8	$(21.4)	$(10.6)	$1,079.8
Less: Current portion of long-term debt	$(69.3)	$—	$—	$(69.3)	$(74.3)	$—	$—	$(74.3)
Non-current portion of long-term debt	$908.0	$(15.0)	$(8.1)	$884.9	$1,037.5	$(21.4)	$(10.6)	$1,005.5
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
In April 2025, the Company received a waiver from certain lenders of its 2029 Term Loan Facility and certain holders of its 2031 Notes (as defined below) and entered into a privately negotiated agreement with a holder of its 2027 Notes (as defined below) to repurchase $14.0 million principal amount of its outstanding 2027 Notes at 105% of par value, plus accrued and unpaid interest, for $15.0 million in cash. This transaction was financed using proceeds from the Company's 2029 Delayed
Draw Facility, and as a result as of December 31, 2025, $15.0 million had been drawn under the 2029 Delayed Draw Facility.
As a result of this transaction, the Company recognized an immaterial loss on the early extinguishment of debt during the year ended December 31, 2025.

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
The 2029 Term Loan Facility contains usual and customary covenants for credit facilities of this type, including a requirement to have minimum unrestricted cash of $30 million as of the last day of each fiscal quarter, and restricts, among other things, our ability to incur debt, grant liens, sell assets, make investments and pay dividends, in each case with customary exceptions, including an exception that permits dividends and repurchases of outstanding junior debt or equity in (i) an amount of up to $25 million per fiscal quarter if the First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 2.00 to
1.00 but greater than 1.50 to 1.00, (ii) an amount of up to $50 million per fiscal quarter if the First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 1.50 to 1.00 but greater than 1.00 to 1.00, and (iii) an unlimited amount if the First
Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 1.00 to 1.00. As of December 31, 2025, the Company was in compliance with all of the covenants and obligations under the 2029 Term Loan Facility.
As of December 31, 2025 and 2024, the 2029 Term Loan Facility was recorded at carrying value, which approximated fair value, in the Consolidated balance sheets and was classified as Level 2.
In connection with the Term Loans, for the years ended December 31, 2025 and 2024, the Company recognized interest expense of $74.1 million and $45.0 million, respectively, and paid cash interest of $69.0 million and $42.5 million, respectively. For the years ended December 31, 2025 and 2024, the Company recognized amortization of original issue discount of $2.5 million and $2.3 million, respectively, and amortization of deferred financing costs of $1.6 million and $0.7 million, respectively. Additionally, during the years ended December 31, 2025 and 2024, the Company recognized a loss on early extinguishment of debt of $1.4 million and $2.5 million, respectively, related to the write-off of original issue discount and deferred financing costs as a result of early prepayments on the Term Loans.
For the year ended December 31, 2025, the Company prepaid $135.5 million on the 2029 Term Loan Facility, including the quarterly amortization payments, which was classified as financing activities in the Consolidated statements of cash flows.
As of December 31, 2025, the effective interest rate for the 2029 Term Loan Facility was 9.6%.
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
Interest on the 2027 Notes and 2031 Notes is payable semi-annually in arrears, and the 2027 Notes and 2031 Notes mature on December 1, 2027, and December 1, 2031, respectively, unless earlier repurchased or converted. The 2027 Notes and 2031
Notes may be converted at any time by the holders thereof into cash, shares of the Company's common stock, par value $0.01 per share (the "Common Stock") or any combination of cash and Common Stock, at the Company's election. The initial conversion rate for both the 2027 Notes and the 2031 Notes is 200 shares of Common Stock per $1,000 principal amount of the
2027 Notes and the 2031 Notes, respectively, which is equal to a conversion price of $5.00 per share of Common Stock (the
"Conversion Price"). As of December 31, 2025, the amount by which the 2027 Notes and the 2031 Notes if-converted values exceeded their principal values was $0.7 million and $6.7 million, respectively.
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
The 2027 Notes have two components: (i) a debt component, and (ii) an equity component. As of December 31, 2025 and
2024, the debt component of the 2027 Notes was recorded at carrying value in the Consolidated balance sheets. The carrying value of the 2027 Notes reflected the balance of the unamortized discount related to the value of the conversion feature assessed at inception and did not approximate fair value as of December 31, 2025. The 2027 Notes were classified as Level 2, and based on unadjusted quoted prices in the active market obtained from third-party pricing services, the Company determined that the estimated fair value of the 2027 Notes was $28.9 million as of December 31, 2025, and was primarily affected by fluctuations in market interest rates and the price of the Company's Common Stock.

In connection with the Convertible Notes Exchange, for the year ended December 31, 2024, the Company recognized a net gain on extinguishment of $63.2 million, after the recognition of the write-off of unamortized original issue discount of $50.3 million, and unamortized deferred financing costs of $1.1 million.
As of December 31, 2025, the Company recorded a reduction in Additional paid-in capital in the Consolidated balance sheet of $2.0 million related to the repurchase of 2027 Notes in April 2025, and as of December 31, 2024, the Company
recorded a reduction in Additional paid-in capital in the Consolidated balance sheet of $237.5 million related to the Convertible
Notes Exchange. The equity component of the 2027 Notes was classified as Level 3 as it was calculated based on the aggregate fair value of the 2027 Notes which used a binomial lattice model and assumptions based on market information and historical data, and significant unobservable inputs. As of December 31, 2025 and 2024, the amount of the equity component of the 2027
Notes remaining in Additional paid-in capital was $40.0 million and $42.0 million, respectively, net of tax. The remaining 2027
Notes are convertible into 4.8 million shares of Common Stock, based on the initial conversion price of $5.00 per share.
The 2031 Notes have two components: (i) a debt component, and (ii) an equity component. As of December 31, 2025 and
2024, the debt component of the 2031 Notes was recorded at carrying value in the Consolidated balance sheets. The 2031 Notes were classified as Level 2 because they were measured at fair value using commonly accepted valuation methodologies and indirectly observable, market-based risk measurements and historical data, and a review of prices and terms available for similar debt instruments that do not contain a conversion feature. As of December 31, 2025, the Company determined that the carrying value of the 2031 Notes did not approximate fair value.
The excess of the fair value over the principal value of the 2031 Notes was recorded in Additional Paid-in capital as the
2031 Notes were issued at a 50% premium. The equity component of the 2031 Notes was classified as Level 3, as it was calculated based on the aggregate fair value of the 2031 Notes which used a binomial lattice model and assumptions based on market information and historical data, and significant unobservable inputs. As of December 31, 2025 and 2024, the amount of the equity component recorded in Additional paid-in capital was $80.4 million, net of tax. The 2031 Notes are convertible into
44.7 million shares of Common Stock, based on the initial conversion price of $5.00 per share.
In connection with the 2027 Notes and the 2031 Notes, for the years ended December 31, 2025 and 2024, the Company recognized interest expense of $15.1 million and $26.2 million, respectively, and paid cash interest of $15.2 million and $27.4 million, respectively. In connection with the 2027 Notes and the 2031 Notes, for the years ended December 31, 2025 and 2024, the Company recognized amortization of original issue discount of $1.6 million and $11.9 million, respectively, and amortization of deferred financing costs of $0.4 million and $0.3 million, respectively. The effective interest rate on the debt component of the 2027 Notes was 10.5% as of December 31, 2025. The effective interest rate on the debt component of the
2031 Notes was 6.6% as of December 31, 2025.
For the year ended December 31, 2025, no shares of Common Stock were issued upon conversion, exercise, or satisfaction of the required conditions of the 2027 Notes or the 2031 Notes. Refer to Note 13 — Supplemental equity and other information for details on the impact of the 2027 Notes and the 2031 Notes to diluted earnings per share under the if-converted method.
As discussed above, in April 2025, the Company received a waiver from certain lenders of its 2029 Term Loan Facility and certain holders of its 2031 Notes and entered into a privately negotiated agreement with a holder of its 2027 Notes to repurchase
$14.0 million principal amount of its outstanding 2027 Notes at 105% of par value, plus accrued and unpaid interest, for
$15.0 million in cash. This transaction was financed using proceeds from the Company's 2029 Delayed Draw Facility, and as a result as of December 31, 2025, $15.0 million had been drawn under the 2029 Delayed Draw Facility. As a result of this transaction, the Company recognized an immaterial loss on the early extinguishment of debt during the year ended December
31, 2025.

Future debt obligation payments
Future debt obligation payments for the year ended December 31, are as follows:

In millions	Principal payments
2026	$69.3
2027	93.5
2028	69.3
2029	521.5
2030 and thereafter	223.7
Total future debt obligations	$977.3
NOTE 10 — Pensions and other postretirement benefit plans
We, along with our subsidiaries, sponsor various defined benefit retirement plans, including plans established under collective bargaining agreements. Our retirement plans include the (i) Gannett Retirement Plan (the "GR Plan"), (ii) Gannett
Retirement Plan for Certain Union Employees (the "Union Plan"), (iii) Newsquest Scheme in the U.K. (the "U.K. Pension
Plan"), (iv) Newspaper Guild of Detroit Pension Plan (the "Detroit Plan"), (v) George W. Prescott Publishing Company Pension
Plan (the "GWP Plan") and (vi) Times Publishing Company Defined Benefit Pension Plan (the "TPC Plan"). The GWP Plan
was amended to freeze all future benefit accruals by December 31, 2008, except for a select group of union employees whose benefits were frozen in 2009, the GR Plan was amended to freeze all future benefit accruals by August 1, 2008, except for a select group of unions and the TPC Plan was frozen as of May 31, 2007, prior to the Company's acquisition of the TPC Plan.
The Company also maintains several postretirement medical and life insurance plans which cover certain employees. We also provide health care and life insurance benefits to certain retired employees who meet age and service requirements. Most of our retirees contribute to the cost of these benefits and retiree contributions are increased as actual benefit costs increase. The cost of providing retiree health care and life insurance benefits is actuarially determined. Our policy is to fund benefits as claims and premiums are paid. We use a December 31 measurement date for these plans.
The following table presents the change in the projected benefit obligation for the years ended December 31:

	Pension benefits		Postretirement benefits
In thousands	2025	2024	2025	2024
Projected benefit obligation at beginning of period	$1,503,131	$1,658,045	$39,007	$41,719
Service cost	860	998	32	35
Interest cost	80,834	81,500	2,104	2,120
Actuarial loss (gain)	23,908	(101,025)	(793)	(286)
Foreign currency translation	41,031	(8,174)	—	—
Benefits paid	(115,042)	(127,368)	(3,758)	(4,581)
Curtailment	—	119	—	—
Settlement	(212,186)	(964)	—	—
Projected benefit obligation at end of period	$1,322,536	$1,503,131	$36,592	$39,007
The following table presents the change in the fair value of plan assets for the years ended December 31:

	Pension benefits		Postretirement benefits
In thousands	2025	2024	2025	2024
Fair value of plan assets at beginning of period	$1,659,702	$1,783,898	$—	$—
Actual return on plan assets	112,229	5,620	—	—
Employer contributions	1,691	7,949	3,758	4,581
Settlement	(212,186)	(964)	—	—
Benefits paid	(115,042)	(127,368)	(3,758)	(4,581)
Foreign currency translation	47,294	(9,433)	—	—
Fair value of plan assets at end of period	$1,493,688	$1,659,702	$—	$—

The following table presents amounts recognized in the Consolidated balance sheets, the plans' funded status and accumulated other comprehensive income that has not yet been recognized at December 31:

	Pension benefits		Postretirement benefits
In thousands	2025	2024	2025	2024
Other assets	$173,362	$160,343	$—	$—
Accounts payable and accrued liabilities	271	277	4,361	4,682
Pension and other postretirement benefit obligations	1,939	3,495	32,231	34,325
Funded status at end of period	171,152	156,571	(36,592)	(39,007)
Unrecognized actuarial loss (gain)	98,955	76,547	(11,049)	(11,929)
Unrecognized prior service cost (benefit)	1,529	1,491	(1,599)	(2,169)
Net prepaid (accrued) benefit cost	$271,636	$234,609	$(49,240)	$(53,105)
Accumulated pension benefit obligations were $1.3 billion and $1.5 billion as of December 31, 2025 and 2024, respectively. For the funded plans, the fair value of plan assets exceeds both the projected benefit obligation and accumulated benefit obligation. For the underfunded plans, the projected benefit obligation and accumulated benefit obligation exceed the fair value of plan assets. The following table presents information about funded and underfunded pension plans at December
31:

	Funded plans		Underfunded plans
In thousands	2025	2024	2025	2024
Accumulated benefit obligation	$1,319,619	$1,456,629	$2,210	$45,780
Projected benefit obligation	1,320,326	1,457,351	2,210	45,780
Fair value of plan assets	1,493,688	1,617,694	—	42,008
Net periodic benefit cost and amounts recognized in Other comprehensive income (loss)
The combined net pension and postretirement expense (benefit) recognized in the Consolidated statements of operations and comprehensive income (loss) was $19.7 million, $11.4 million, and $8.0 million for the years ended December 31, 2025,
2024, and 2023, respectively.
The following table presents the components of net periodic pension and postretirement benefits at December 31:

	Pension benefits			Postretirement benefits
In thousands	2025	2024	2023	2025	2024	2023
Service cost	$860	$998	$1,366	$32	$35	$40
Interest cost(a)	80,834	81,500	84,449	2,104	2,120	2,334
Expected return on plan assets(a)	(91,689)	(96,726)	(95,358)	—	—	—
Amortization of actuarial loss (gain)(a)	2,453	2,926	2,185	(1,674)	(1,912)	(2,490)
Amortization of prior service costs(a)	71	69	67	(569)	(569)	(569)
Settlement loss (gain)(a)	(12,105)	35	—	—	—	—
Curtailment(a)	—	119	—	—	—	—
Total benefit, net	$(19,576)	$(11,079)	$(7,291)	$(107)	$(326)	$(685)
(a) Amounts are included in Other income (expense), net on the Consolidated statements of operations and comprehensive income (loss).

The following table presents the changes in pension and other postretirement benefit plans recognized in Other comprehensive income (loss) at December 31:

	Pension benefits			Postretirement benefits
In thousands	2025	2024	2023	2025	2024	2023
Net actuarial (gain) loss	$3,368	$(9,919)	$(33,244)	$(793)	$(286)	$109
Amortization of net actuarial (loss) gain	(2,453)	(2,926)	(2,185)	1,674	1,912	2,490
Change in prior service cost	—	—	—	—	—	(3,307)
Amortization of prior service costs	(71)	(69)	(67)	569	569	569
Settlement gain (loss)	12,105	(35)	—	—	—	—
Equity method investments	725	(116)	(610)	—	—	—
Other	9,497	(1,405)	7,415	—	—	—
(Gain) loss recognized in Other comprehensive income (loss)	$23,171	$(14,470)	$(28,691)	$1,450	$2,195	$(139)
Assumptions
The following assumptions were used in connection with the Company's actuarial valuation of its pension plans and postretirement benefit obligations at December 31:

	Pension benefits		Postretirement benefits
	2025	2024	2025	2024
Weighted average discount rate	5.5%	5.7%	5.4%	5.8%
Rate of increase in future compensation levels(a)	2.0%	2.0%	N/A	N/A
Current year medical trend	N/A	N/A	7.3%	7.5%
Ultimate year medical trend	N/A	N/A	4.5%	4.5%
Year of ultimate trend	N/A	N/A	2037	2037
(a) Relates only to the Newspaper Guild of Detroit defined benefit pension plans.
The following assumptions were used to calculate the net periodic benefit cost for the Company's pension plans and postretirement benefit obligations at December 31:

	Pension benefits			Postretirement benefits
	2025	2024	2023	2025	2024	2023
Weighted average discount rate	5.5%	5.1%	5.4%	5.8%	5.4%	5.7%
Rate of increase in future compensation levels(a)	2.0%	2.0%	2.0%	N/A	N/A	N/A
Weighted average expected return on assets	5.7%	5.6%	5.7%	N/A	N/A	N/A
Current year medical trend	N/A	N/A	N/A	7.5%	6.3%	6.5%
Ultimate year medical trend	N/A	N/A	N/A	4.5%	4.5%	4.5%
Year of ultimate trend	N/A	N/A	N/A	2037	2031	2031
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

The weighted average target asset allocation of our plans for 2026 and allocations at the end of 2025 and 2024, by asset category, are presented in the table below:

	Target allocation	Allocation of plan assets
	2026	2025	2024
Equity securities	14%	10%	21%
Debt securities	69%	72%	62%
Alternative investments(a)	17%	18%	17%
Total	100%	100%	100%
(a)Alternative investments include real estate, private equity and hedge funds.
Purchase of pension annuity contract
On October 31, 2025, USA TODAY Media Corp., formerly Gannett Media Corp., a wholly-owned subsidiary of the
Company, as sponsor of the GR Plan, entered into an agreement pursuant to which the GR Plan used a portion of its assets to purchase annuities from one insurance company (the "Insurer") and transferred approximately $206 million of the GR Plan's pension liabilities and related pension assets. As of November 7, 2025 (the "Effective Date"), this agreement irrevocably transferred to the Insurer future GR Plan benefit obligations for certain U.S. retirees and beneficiaries ("Participants") beginning with payments due to the Participants on January 1, 2026 and USA TODAY Media Corp. has no financial responsibility for the
Participants' benefits on or after such date. As of the Effective Date, the Insurer assumed responsibility for administrative and customer service support, including distribution of payments to the Participants. Participants' benefits were not reduced as a result of this transaction. As a result of this transaction, we were required to remeasure the related plan benefit obligations and assets as of October 31, 2025 reflecting the use of an updated discount rate. The plan remeasurement resulted in an increase of
$13.6 million in the GR Plan's funded status, which included an increase in benefit obligation of $27.1 million (primarily due to a decrease in the discount rate from 5.75% at January 1, 2025 to 5.45%) and an incremental increase in plan assets of $40.7 million. In addition, we recognized a noncash pension settlement gain of $11.8 million ($8.9 million, net of tax) for the GR Plan for the year ended December 31, 2025, which represented the accelerated recognition of actuarial gains that were included in accumulated other comprehensive income (loss) within stockholders' equity.
Contributions
We are contractually obligated to contribute to our pension and postretirement benefit plans. During the year ended
December 31, 2025, we contributed $1.7 million and $3.8 million to our pension and other postretirement plans, respectively.
Future contributions to our pension and postretirement benefit plans, which we are contractually obligated to contribute, are estimated to be $5.9 million in 2026. Contributions beyond 2026 are not estimated due to uncertainties regarding significant assumptions involved in estimating these contributions, such as interest rate levels, as well as the amount and timing of invested asset returns. These future contributions do not include additional contributions which may be required to meet Internal
Revenue Service ("IRS") minimum funding standards as these contributions are subject to uncertainties regarding significant assumptions involved in their estimation such as interest rate levels as well as the amount and timing of invested asset returns.
Estimated future benefit payments
We estimate making the following benefit payments, which reflect expected future service:

In thousands	Pension benefits	Postretirement benefits
2026	$112,980	$4,477
2027	113,107	4,200
2028	111,222	3,943
2029	112,295	3,695
2030	108,085	3,469
Thereafter	488,002	14,275
The amounts above exclude the participants' share of the benefit cost. We expect no subsidy benefits for 2026 and beyond.

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
The Company's participation in these plans for the year ended December 31, 2025, is outlined in the table below. The
"EIN/Pension Plan Number" column provides the Employee Identification Number ("EIN") and the three-digit plan number.
Unless otherwise noted, the two most recent Pension Protection Act zone statuses available are for the plans for the years ended
December 31, 2025, and 2024, respectively. The zone status is based on information the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65% funded; plans in the orange zone are both (i) less than 80% funded and (ii) have an accumulated/expected funding deficiency in any of the next six plan years, net of any amortization extensions; plans in the yellow zone meet either one of the criteria mentioned in the orange zone; and plans in the green zone are at least 80% funded. The "FIP/RP Status Pending/Implemented" column indicates plans for which a financial improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject. The Company makes all required contributions to these plans as determined under the respective CBAs. For each of the plans listed below, the
Company's contribution represented less than 5% of total contributions to the plan.

	EIN/Plan number	Zone status Year Ended		FIP/RP status pending/ implemented	Contributions (In thousands)			Surcharge imposed	Expiration dates of CBAs
Pension Plan Name		December 31, 2025	December 31, 2024		2025	2024	2023
CWA/ITU Negotiated Pension Plan	13-6212879/001	Red	Red	Implemented	$21	$160	$255	No	8/4/2025
GCIU—Employer Retirement Benefit Plan(a)	91-6024903/001	Red	Red	Implemented	28	46	41	No	8/4/2025
The Newspaper Guild International Pension Plan(a)	52-1082662/001	Red	Red	Implemented	14	9	14	Yes	10/6/2021
IAM National Pension Plan(a) (b)	51-6031295/002	Red	Red	Implemented	74	118	147	Yes	8/4/2025
Teamsters Pension Trust Fund of Philadelphia and Vicinity(a)	23-1511735/001	Green	Green	N/A	694	998	965	N/A	August 31, 2026 and September 1, 2026
Central Pension Fund of the International Union of Operating Engineers and Participating Employers(a)	36-6052390/001	Green	Green	N/A	31	53	58	N/A	8/4/2025
Total					$862	$1,384	$1,480
(a)This plan has elected to utilize special amortization provisions provided under the Preservation of Access to Care for Medicare Beneficiaries and Pension
Relief Act of 2010.
(b)The trustees of this plan have voluntarily elected to put the fund in critical status to strengthen its funding position.
As of December 31, 2025, the total unpaid balance for the Company's withdrawal liabilities was approximately $37.3 million, which are payable over 13.2 years. During the year ended December 31, 2025, we reversed $12.2 million of withdrawal liabilities related to multiemployer pension plans, in which we formerly participated, based on the settlement of the withdrawal liabilities.
Defined contribution plans
Employees are immediately eligible to participate in the Gannett Media Corp. 401(k) Savings Plan (the "401(k) Savings
Plan") and can elect to save up to 75% of compensation on a pre-tax basis, subject to IRS limitations. Effective January 1, 2021, employees covered under collective bargaining agreements are eligible to participate in the 401(k) Savings Plan only if participation has been bargained, unless previously eligible in the New Media Investment Group Inc. Retirement Savings Plan.
In October 2022, matching contributions to the 401(k) Savings Plan, with the exception of certain employees covered under collective bargaining agreements, were suspended. Beginning in July 2024, matching contributions to the 401(k) Savings Plan were reinstated, and the current matching formula is 25% of the first 4% of employee contributions of eligible pay. For the years ended December 31, 2025, 2024, and 2023, the Company's matching contributions were $5.7 million, $3.3 million and
$0.8 million, respectively.
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
As of December 31, 2025, and 2024, assets and liabilities recorded at fair value and measured on a recurring basis primarily consist of pension plan assets. As permitted by U.S. GAAP, we use net asset values ("NAV") as a practical expedient to determine the fair value of certain investments. These investments measured at NAV have not been classified in the fair value hierarchy.
The Company's debt is recorded on the Consolidated balance sheets at carrying value. Refer to Note 9 — Debt for additional discussion regarding fair value of the Company's debt instruments.
Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). Assets held for sale (Level 3), which are recorded in Other current assets on the Consolidated financial statements, are measured on a nonrecurring basis and are evaluated using executed purchase agreements, letters of intent or third-party valuation analyses when certain circumstances arise. As of December 31, 2025 and 2024, the Company had assets held for sale of $3.7 million and $1.5 million, respectively.
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

The following table sets forth by level, within the fair value hierarchy, the fair values of assets and liabilities related to the following pension plans: the (i) GR Plan, (ii) Union Plan, (iii) U.K. Pension Plan, (iv) Detroit Plan (v) GWP Plan, and (vi) TPC
Plan as of December 31, 2025:

In thousands	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$8,201	$1,931	$—	$10,132
Corporate common stock	66,017	—	—	66,017
Corporate and government bonds	—	166,200	—	166,200
Real estate	—	—	106,365	106,365
Mutual funds	48,698	—	—	48,698
Interest in common/collective trusts:
Equities	—	76,553	—	76,553
Fixed income	—	831,730	—	831,730
Partnership/joint venture interests	—	—	162,742	162,742
Total plan assets at fair value excluding those measured at NAV	$122,916	$1,076,414	$269,107	$1,468,437
Instruments measured at NAV using the practical expedient:
Real estate funds				9,011
Interest in common/collective trusts - fixed income				16,961
Partnerships/joint ventures				804
Total plan assets at fair value				$1,495,213
Liabilities:
Other liabilities	$(1,525)	$—	$—	$(1,525)
Total plan liabilities at fair value	$(1,525)	$—	$—	$(1,525)
The following table sets forth a summary of changes in the fair value of the Level 3 pension plan assets for the year ended
December 31, 2025:

		Actual return on plan assets
In thousands	Balance at beginning of year	Relating to assets still held at report date	Relating to assets sold/ redeemed during the period	Purchases	Sales	Settlements	Balance at end of year
Assets:
Real estate	$124,790	$10,468	$—	$—	$(28,893)	$—	$106,365
Partnership/joint venture interests	171,476	5,841	—	27,480	(32,879)	(9,176)	162,742
Total assets	$296,266	$16,309	$—	$27,480	$(61,772)	$(9,176)	$269,107
There were no transfers between Levels 1 and 2 for the year ended December 31, 2025.

The following table sets forth by level, within the fair value hierarchy, the fair values of assets and liabilities related to the following pension plans: the (i) GR Plan, (ii) Union Plan, (iii) U.K. Pension Plan, (iv) Detroit Plan (v) GWP Plan, and (vi) TPC
Plan as of December 31, 2024:

In thousands	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$10,989	$1,695	$—	$12,684
Corporate common stock	66,725	—	—	66,725
Corporate and government bonds	—	231,518	—	231,518
Real estate	—	—	124,790	124,790
Mutual funds	20,430	—	—	20,430
Exchange traded funds	23,215	—	—	23,215
Interest in common/collective trusts:
Equities	—	255,382	—	255,382
Fixed income	—	721,506	—	721,506
Partnership/joint venture interests	—	—	171,476	171,476
Total plan assets at fair value, excluding those measured at NAV	$121,359	$1,210,101	$296,266	$1,627,726
Assets measured at NAV using the practical expedient:
Real estate funds				8,814
Interest in common/collective trusts - fixed income				23,163
Partnership/joint venture interests				1,675
Total plan assets at fair value				$1,661,378
Liabilities:
Other liabilities	$(1,676)	$—	$—	$(1,676)
Total plan liabilities at fair value	$(1,676)	$—	$—	$(1,676)
The following table sets forth a summary of changes in the fair value of the Level 3 pension plan assets and liabilities for the year ended December 31, 2024:

		Actual return on plan assets
In thousands	Balance at beginning of year	Relating to assets still held at report date	Relating to assets sold during the period	Purchases	Sales	Settlements	Balance at end of year
Assets:
Real estate	$133,503	$(2,039)	$—	$—	$(6,674)	$—	$124,790
Partnership/joint venture interests	169,932	(10,044)	—	39,243	(23,899)	(3,756)	171,476
Hedge funds	48,695	—	7	—	—	(48,702)	—
Total assets	$352,130	$(12,083)	$7	$39,243	$(30,573)	$(52,458)	$296,266
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
•Investments in partnerships and joint venture interests classified in Level 3 are valued considering items such as expected cash flows, changes in market outlook and subsequent rounds of financing. These investments are included in
Level 3 of the fair value hierarchy because exit prices tend to be unobservable and reliance is placed on the above methods. Most of the partnerships are general leveraged buyout funds, others include a venture capital fund, a fund formed to invest in special credit opportunities, an infrastructure fund and a real estate fund. Interest in partnership investments could be sold on the secondary market but cannot be redeemed. Instead, distributions are received as the underlying assets of the funds are liquidated. As of both December 31, 2025 and 2024, there were $3.1 million in unfunded commitments related to partnership/joint venture interests. One of the investments in partnerships and joint venture interests represents a limited partnership commingled fund valued using the NAV as reported by the fund manager; and
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
NOTE 12 — Income taxes
The following table outlines the Company's Loss before income taxes:

	Year ended December 31,
In thousands	2025	2024	2023
Domestic	$(58,661)	$(128,806)	$(55,073)
Foreign	57,386	51,133	48,908
Loss before income taxes	$(1,275)	$(77,673)	$(6,165)
The following table outlines the Company's (Benefit) provision for income taxes:

	Year ended December 31,
In thousands	2025	2024	2023
Current:
Federal	$(13)	$(15,979)	$(311)
State and local	1,257	1,780	1,705
Foreign	6,002	7,671	8,821
Total current	7,246	(6,528)	10,215
Deferred:
Federal	(12,735)	(38,805)	6,436
State and local	(3,180)	(2,493)	399
Foreign	5,639	(3,460)	4,679
Total deferred	(10,276)	(44,758)	11,514
(Benefit) provision for income taxes	$(3,030)	$(51,286)	$21,729

The effective tax rate varies from the federal statutory tax rate as a result of the following differences:

In thousands, except percentages	Year ended December 31, 2025
U.S. federal statutory rate	$(268)	21.0%
U.S.
State and local income taxes, net of federal income tax effect(a)	(2,187)	171.5%
Effect of cross-border tax laws
Global intangible low-taxed income	8,735	(685.1)%
Other	95	(7.5)%
Tax credits
Research and development tax credits	(7,216)	566.0%
Changes in valuation allowances	(6,454)	506.2%
Nontaxable or nondeductible items
Nondeductible compensation	1,360	(106.7)%
Other	1,169	(91.7)%
Other adjustments
Other	2,160	(169.4)%
Foreign tax effects
U.K.
Statutory tax rate difference between the U.S. and U.K.	2,159	(169.3)%
Foreign exchange and tax rate changes	(1,606)	126.0%
Changes in valuation allowances	(2,497)	195.8%
Other	576	(45.2)%
Other foreign jurisdictions	(429)	33.6%
Changes in unrecognized tax benefits	1,373	(107.7)%
Benefit for income taxes	$(3,030)	237.6%
(a) For the year ended December 31, 2025, state taxes in Texas and Tennessee made up the majority (greater than 50%) of the tax effect.

	Year ended December 31,
In percentage	2024	2023
Federal statutory tax rate	21.0%	21.0%
(Increase) decrease in taxes resulting from:
State and local income taxes, net of federal benefit	(0.5)	3.6
Debt refinancing	37.8	—
Change in valuation allowance	(0.2)	(130.0)
Foreign tax rates differences	(1.0)	(9.2)
Non-deductible parking	(0.1)	(2.5)
Non-deductible meals, entertainment	(1.0)	(12.8)
(Loss) gain on foreign exchange rate	(0.6)	2.4
Stock compensation shortfall	(1.2)	(24.2)
Partnership permanent differences	(0.1)	(2.0)
Tegna indemnification release	—	(2.8)
Foreign entities loss adjustments	(1.4)	(1.3)
Newsquest permanent differences	(0.7)	(7.6)
Nondeductible compensation	(1.0)	(13.4)
Provision to return and deferred tax adjustments	5.2	(45.1)
Global intangible low-taxed income	(10.0)	(112.7)
Branch income	1.2	5.4
Profit on non-qualifying land and buildings	0.2	0.2
Uncertain tax positions	19.0	(134.5)
Deduction for interest expense	—	102.7
Impact of non-deductible goodwill	(0.5)	—
Other expenses	(0.1)	10.3
Effective tax rate	66.0%	NM
NM indicates not meaningful.
Our effective tax rate for the year ended December 31, 2025 was 237.6%. The tax benefit for 2025 was primarily impacted by the generation of research and development tax credits, the release of valuation allowances on capital loss carryforwards, and the pre-tax book loss, partially offset by the increase in valuation allowances on non-deductible U.S. interest expense carryforwards and the global intangible low-taxed income inclusion.
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

	December 31,
In thousands	2025	2024
Deferred tax assets:
Fixed assets	$5,961	$4,474
Accrued compensation costs	9,420	13,167
Accrued liabilities	16,041	17,787
Disallowed interest	124,816	121,110
Goodwill	—	162
Capitalized research and development costs	17,607	11,572
Partnership investments	—	4,961
Loss carryforwards	196,585	203,602
Lease liabilities	43,248	50,826
Definite and indefinite lived intangible assets	7,773	—
Other	25,414	15,130
Total deferred tax assets	$446,865	$442,791
Less: Valuation allowances	(298,033)	(304,673)
Total net deferred tax assets	$148,832	$138,118
Deferred tax liabilities:
Partnership investments	(1,130)	—
Goodwill	(825)	—
Right-of-use assets	(36,406)	(43,157)
Convertible debt	(21,218)	(22,472)
Pension and other postretirement benefit obligations	(19,537)	(9,380)
Definite and indefinite lived intangible assets	—	(7,054)
Total deferred tax liabilities	$(79,116)	$(82,063)
Net deferred tax assets	$69,716	$56,055
In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the year ended December 31, 2025, the Company recorded a reduction of $6.6 million of valuation allowances against its deferred tax assets. The decrease in the valuation allowance was primarily due to a decrease of $3.6 million related to foreign valuation allowances and a decrease of $11.6 million related to the release of capital loss carryforward valuation allowances, partially offset by an increase in the U.S. disallowed interest expense carryforward of $3.7 million, the impact related to currency translation adjustments of $3.9 million and various other increases in the valuation allowance of $1.0 million. The Company considered the available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets was needed. The Company reached the conclusion it was appropriate to record a valuation allowance against a portion of its federal deferred tax assets based on available evidence. We relied on evidence shown by reversing taxable temporary differences, as well as expectations of future taxable income with the appropriate tax character.
The following table summarizes the activity related to our valuation allowance for deferred tax assets for the year ended
December 31, 2025 (In thousands):

Balance at beginning of period	Additions/ (reductions) charged to expenses	Additions/ (reductions) for acquisitions/ dispositions	Other additions to (deductions from) reserves	Foreign currency translation	Balance at end of period
$304,672	$(10,538)	$—	$—	$3,899	$298,033
The aforementioned valuation allowance relates to indefinite-lived intangible assets, nondeductible interest expense carryforwards, capital losses, state and foreign net operating losses and other tax attributes.

As of December 31, 2025, the Company had $409.8 million of Federal net operating loss ("NOL") carryforwards, $518.0 million of Federal disallowed business interest expense carryforwards, $1.1 billion of apportioned state NOL carryforwards and
$170.0 million of foreign NOL carryforwards. Additionally, as of December 31, 2025, the Company had $13.7 million of other business tax credits, $0.2 million of foreign tax credits, $4.7 million of state credits and $46.8 million of foreign capital loss carryforwards. The Federal NOL carryforwards begin to expire in 2034. The state NOL carryforwards began to expire in 2025 and the state tax credits begin to expire in 2026. The foreign NOLs are not subject to expiration and have an indefinite life. The
Company's NOLs may be subject to limitations under Section 382 of the Internal Revenue Code, which restricts the annual amount of NOLs that may be utilized to offset consolidated U.S. taxable income. In addition, the Company's ability to utilize its
NOLs may be subject to review by the relevant tax authorities in the jurisdictions in which such NOLs were generated.
The following table summarizes the change in unrecognized tax benefits, excluding the federal tax benefit of state tax deductions:

	Year ended December 31,
In thousands	2025	2024	2023
Balance at beginning of year	$41,727	$52,821	$43,697
Additions based on tax positions related to the current year	1,446	837	7,017
Additions for tax positions of prior years	446	8	1,327
Reductions for tax positions of prior years	(574)	(11,261)	(652)
Reductions due to lapsed statutes of limitations	(12)	(137)	(208)
Foreign currency translation	2,999	(541)	1,640
Balance at end of year	$46,032	$41,727	$52,821
At December 31, 2025, the Company's uncertain tax positions of $46.0 million, if recognized, would impact the effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2025 and 2024, the amount of accrued interest and penalties payable related to uncertain tax positions was immaterial.
The Company files a federal consolidated income tax return for which the statute of limitations remains open for any year in which a net operating loss is utilized, which for the Company is the 2011 tax year and subsequent years. U.S. state jurisdictions have statute of limitations generally ranging from 3 to 6 years. On November 19, 2019, New Media Investment
Group Inc. ("New Media") completed its acquisition of Gannett Co., Inc. (which was renamed USA TODAY Media Corp. and is referred to as "Legacy Gannett"). The U.K. income tax returns for calendar years 2018-2023 for Newsquest Capital Ltd. are under audit. The statute of limitations for the Company's U.K. income tax return remains open for tax years for 2024 and forward.
Cash paid for income taxes, net of refunds received
The following table summarizes the Company's cash paid for income taxes, net of refunds received:

	Year ended December 31,
In thousands	2025	2024	2023
State and local	$1,623	$738	$920
Foreign:
U.K.(a)	8,279	8,929	6,937
Other	709	448	365
Cash paid for income taxes, net of refunds received	$10,611	$10,115	$8,222
(a) For the years ended December 31, 2025, 2024 and 2023, the U.K. was the only jurisdiction with cash paid for income taxes that equaled or exceeded 5% of total income taxes paid.
Recently enacted U.S. tax legislation
On July 4, 2025, the President signed into law H.R. 1, titled the "One Big Beautiful Bill Act" (the "Act"), which introduced significant tax law changes with varying effective dates for businesses. The Company has evaluated the provisions of the Act on the Consolidated financial statements, and its impact was included in the Company's income tax provision for the year ended
December 31, 2025. Key provisions of the Act applicable to the Company include the reinstatement of EBITDA, rather than

EBIT, in determining adjusted taxable income under Section 163(j), the immediate expensing of domestic research and experimental expenditures, and the extension of 100% bonus depreciation for qualified property placed in service after January
19, 2025. Beginning with 2026, the legislation also makes changes to the Global Intangible Low-Taxed Income regime, including an increase in the effective tax rate and modifications to the calculation of tested income. As a result of the changes in determining adjusted taxable income under Section 163(j), the Company's limitation on the deductibility of business interest expense and our corresponding valuation allowance on non-deductible U.S. interest expense carryforwards was reduced.
NOTE 13 — Supplemental equity and other information
Income (loss) per share
The following table sets forth the information to compute basic and diluted Income (loss) per share:

	Year ended December 31,
In thousands, except per share data	2025	2024	2023
Net income (loss) attributable to USA TODAY Co.	$1,749	$(26,354)	$(27,791)

Basic weighted average shares outstanding	145,095	142,516	139,633
Effect of dilutive securities:
Restricted stock grants (a)	882	—	—
Diluted weighted average shares outstanding	145,977	142,516	139,633

Income (loss) per share attributable to USA TODAY Co. - basic	$0.01	$(0.18)	$(0.20)
Income (loss) per share attributable to USA TODAY Co. - diluted	$0.01	$(0.18)	$(0.20)
(a) Includes restricted stock awards ("RSA"), restricted stock units ("RSU") and performance stock units ("PSU").
The Company excluded the following securities from the computation of diluted Income (loss) per share because their effect would have been antidilutive:

	Year ended December 31,
In thousands	2025	2024	2023
2027 Notes(a)	4,822	7,612	97,057
2031 Notes(b)	44,745	44,745	—
Restricted stock grants(c)	—	7,267	8,608
Stock options	4,716	5,416	6,068
(a)Represents the total number of shares that would have been convertible as of December 31, 2025, 2024 and 2023 as stipulated in the 2027 Notes Indenture.
(b)Represents the total number of shares that would have been convertible as of December 31, 2025 and 2024 as stipulated in the 2031 Notes Indenture.
(c) Includes restricted stock awards ("RSA"), restricted stock units ("RSU") and performance stock units ("PSU").
The 2027 Notes and 2031 Notes may be converted at any time by the Holders into cash, shares of the Company's Common
Stock or any combination of cash and Common Stock, at the Company's election. Conversion of all of the 2027 Notes and 2031
Notes into Common Stock (assuming the maximum increase in the conversion rate as a result of a Make-Whole Fundamental
Change but no other adjustments to the conversion rate), would result in the issuance of an aggregate of 14.3 million shares of
Common Stock and 143.9 million shares of Common Stock, respectively. The Company has excluded from the income (loss)
per share calculation approximately 9.4 million shares related to the possible conversion of the 2027 Notes and 99.1 million shares related to the possible conversion of the 2031 Notes, representing the difference between the total number of shares that would be convertible at December 31, 2025 and the total number of shares issuable assuming the maximum increase in the conversion rate.
Share-based compensation
Share-based compensation expense was $9.1 million, $12.5 million, and $16.6 million for the years ended December 31,
2025, 2024, and 2023, respectively, and is included in Selling, general and administrative expenses on the Consolidated statements of operations and comprehensive income (loss). Total compensation cost not yet recognized related to non-vested awards as of December 31, 2025 was $15.4 million, which is expected to be recognized over a weighted average period of approximately 2.2 years through March 2028.

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
The following table outlines RSA activity:

	Year ended December 31,
	2025		2024		2023
	Number of RSAs (In thousands)	Weighted- average grant date fair value	Number of RSAs (In thousands)	Weighted- average grant date fair value	Number of RSAs (In thousands)	Weighted- average grant date fair value
Unvested at beginning of year	4,161	$2.71	8,456	$3.09	8,616	$4.40
Granted	332	3.53	272	4.04	5,171	1.87
Vested	(3,013)	3.17	(4,024)	3.57	(3,910)	4.11
Forfeited	(374)	2.27	(543)	3.01	(1,421)	3.68
Unvested at end of year	1,106	$1.86	4,161	$2.71	8,456	$3.09
As of December 31, 2025, the aggregate intrinsic value of unvested RSAs was $5.7 million.
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
record compensation cost based on the expected level of achievement of the performance conditions.
The following table outlines RSU and PSU activity:

	Year ended December 31,
	2025		2024		2023
	Number of RSUs & PSUs (In thousands)	Weighted- average grant date fair value	Number of RSUs & PSUs (In thousands)	Weighted- average grant date fair value	Number of RSUs & PSUs (In thousands)	Weighted- average grant date fair value
Unvested at beginning of year	3,114	$4.10	181	$1.83	1,000	$3.04
Granted(a)	2,782	4.17	3,074	4.15	332	1.83
Vested	(1,179)	3.59	—	—	(152)	3.04
Forfeited and canceled(b)	(532)	4.39	(141)	2.44	(999)	2.85
Unvested at end of year	4,185	$4.25	3,114	$4.10	181	$1.83
(a) There were no RSUs granted during the year ended December 31, 2023.
(b)For the year ended December 31, 2025, there were no PSUs and RSUs canceled by the Company. For the years ended December 31, 2024 and 2023, the
Company canceled 15 thousand, and 900 thousand, respectively, of PSUs and RSUs.
As of December 31, 2025, the aggregate intrinsic value of unvested RSUs was $21.6 million.

Stock options
As of December 31, 2025, FIG LLC, the former manager of the Company, held stock options exercisable for 4,716 thousand shares of Common Stock, all of which are exercisable and had a weighted-average grant date fair value, weighted-
average exercise price and weighted-average remaining contractual term of $0.86, $14.23 and 3.1 years, respectively.
Cash awards
The Company grants certain employees either long-term cash awards ("LTCAs") or cash performance units ("CPUs").
CPUs generally vest and pay out in cash on the third anniversary of the grant date based upon the achievement of threshold goals depending on actual performance against financial objectives over a three-year period. LTCAs generally vest and pay out in cash on the first, second and third anniversaries of the date of grant. As of December 31, 2025, there was approximately
$14.9 million of unrecognized compensation expense related to cash awards.
Preferred stock
The Company has authorized 300,000 shares of preferred stock, par value $0.01 per share, issuable in one or more series designated by the Company's Board of Directors, none of which have been issued. There were no issuances of preferred stock during the year ended December 31, 2025.
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
During the year ended December 31, 2025, we did not repurchase any shares of Common Stock under the Stock
Repurchase Program. As of December 31, 2025, the remaining authorized amount under the Stock Repurchase Program was approximately $96.9 million.

Accumulated other comprehensive income (loss), net of tax
The following tables summarize the components of, and the changes in, Accumulated other comprehensive income (loss), net of tax:

In thousands	Pension and postretirement benefit plans	Foreign currency translation	Total
Balance at December 31, 2022	$(86,351)	$(14,880)	$(101,231)
Other comprehensive income before reclassifications	22,639	13,683	36,322
Amounts reclassified from accumulated other comprehensive income(a)(b)	(632)	—	(632)
Current period other comprehensive income	22,007	13,683	35,690
Balance at December 31, 2023	$(64,344)	$(1,197)	$(65,541)
Other comprehensive income (loss) before reclassifications	8,981	(14)	8,967
Amounts reclassified from accumulated other comprehensive income (loss)(a)(b)	410	—	410
Current period other comprehensive income (loss)	9,391	(14)	9,377
Balance at December 31, 2024	$(54,953)	$(1,211)	$(56,164)
Other comprehensive (loss) income before reclassifications	(10,096)	16,313	6,217
Amounts reclassified from accumulated other comprehensive (loss) income(a)(b)(c)	(8,958)	—	(8,958)
Current period other comprehensive (loss) income	(19,054)	16,313	(2,741)
Balance at December 31, 2025	$(74,007)	$15,102	$(58,905)
(a)Accumulated other comprehensive income (loss) component represents amortization of actuarial gain (loss) and is included in the computation of net periodic benefit cost. See Note 10 — Pensions and other postretirement benefit plans.
(b) Amounts reclassified from accumulated other comprehensive income (loss) are recorded net of income tax benefit of $2.9 million for the year ended
December 31, 2025, net of income tax provision of $0.1 million for the year ended December 31, 2024 and net of income tax benefit of $0.2 million for the year ended December 31, 2023.
(c) Amounts reclassified from accumulated other comprehensive income (loss) include a net pension settlement gain of $11.8 million ($8.9 million, net of tax)
for the year ended December 31, 2025.
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

Other
Purchase obligations
We have future expected purchase obligations, in the normal course of operations, of $320.8 million related to professional services, digital licenses and information technology services, interactive marketing agreements, and other legally binding commitments. Amounts which we are liable for under purchase orders outstanding at December 31, 2025, are reflected in the
Consolidated balance sheets as Accounts payable and are excluded from the amounts referred to above.
Self-insurance
We are self-insured for most of our employee medical coverage and for our casualty, general liability, and libel coverage
(subject to a cap above which third-party insurance is in place). The liabilities, which are reflected in Accounts payable and
Other long-term liabilities in the Consolidated balance sheets, are established on an actuarial basis with the advice of consulting actuaries and totaled $36.2 million and $39.0 million as of December 31, 2025 and 2024, respectively.
NOTE 15 — Segment reporting
We define our reportable segments based on the way the CODM, which is our Chief Executive Officer, manages the operations for purposes of allocating resources and assessing segment performance. Our reportable segments include the following:
•USA TODAY Media is comprised of our portfolio of domestic local, regional, and national newspaper publishers. The results of this segment include Digital revenues mainly derived from digital advertising offerings such as digital marketing services delivered by our LocaliQ segment, digital distribution of our publications and digital content syndication and affiliate and partnership revenues as well as classified advertisements and display advertisements run on our platforms as well as third-party sites, and Print and commercial revenues mainly derived from the sale of local, national, and classified print advertising products, the sale of both home delivery and single copies of our publications, as well as commercial printing and distribution arrangements, and revenues from our events business.
•Newsquest is comprised of our portfolio of newspaper publishers in the U.K. The results of this segment include
Digital revenues mainly derived from digital advertising offerings such as digital marketing services delivered by our
LocaliQ segment, digital distribution of our publications and digital content syndication revenues as well as classified advertisements and display advertisements run on our platforms and third-party sites, and Print and commercial revenues mainly derived from the sale of local, classified, and national advertising as well as niche publications, the sale of both home delivery and single copies of our publications, as well as commercial printing.
•LocaliQ is comprised of our digital marketing services companies under the brand LocaliQ. The results of this segment include Digital revenues derived from digital marketing services generated through multiple services, including search advertising, display advertising, search optimization, social media, website development, web presence products, customer relationship management, and software-as-a-service solutions.
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
We regularly provide management reports to the CODM that include Segment revenues and Segment Adjusted EBITDA
(defined below). Significant Segment expenses regularly provided to the CODM, and included within Segment Adjusted
EBITDA include Payroll, Benefits, Newsprint and other production materials, Distribution, Outside services and Digital cost of goods sold.
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
The following tables below present summarized financial information for each of the Company's reportable segments.
Revenues

	Year ended December 31, 2025
In thousands	USA TODAY Media	Newsquest	LocaliQ	Total
External revenues	$1,617,453	$230,394	$448,311	$2,296,158
Intersegment revenues	126,129	7,873	—	134,002
Segment revenues	1,743,582	238,267	448,311	2,430,160
Reconciliation of revenues:
Other revenues				6,068
Elimination of intersegment revenues				(134,002)
Total revenues				$2,302,226

	Year ended December 31, 2024
In thousands	USA TODAY Media	Newsquest	LocaliQ	Total
External revenues	$1,793,757	$232,095	$477,807	$2,503,659
Intersegment revenues	144,641	7,178	—	151,819
Segment revenues	1,938,398	239,273	477,807	2,655,478
Reconciliation of revenues:
Other revenues				5,656
Elimination of intersegment revenues				(151,819)
Total revenues				$2,509,315

	Year ended December 31, 2023
In thousands	USA TODAY Media	Newsquest	LocaliQ	Total
External revenues	$1,953,252	$226,121	$477,909	$2,657,282
Intersegment revenues	142,601	7,859	—	150,460
Segment revenues	2,095,853	233,980	477,909	2,807,742
Reconciliation of revenues:
Other revenues				6,268
Elimination of intersegment revenues				(150,460)
Total revenues				$2,663,550

Reconciliation of Segment Revenues to Segment Adjusted EBITDA

	Year ended December 31, 2025
In thousands	USA TODAY Media	Newsquest	LocaliQ
Segment revenues	$1,743,582	$238,267	$448,311
Less:
Payroll	494,619	101,211	93,180
Benefits	97,519	4,181	13,177
Newsprint and other production materials	56,289	12,189	—
Distribution	246,778	12,549	—
Outside services	164,053	12,125	18,866
Digital cost of goods sold	173,389	8,920	270,336
Other(a)	329,819	30,202	6,417
Segment Adjusted EBITDA	$181,116	$56,890	$46,335
(a)Other expenses primarily include corporate allocations of shared costs, facility-related expenses, advertising costs, and Equity loss (income) in unconsolidated investees, net, which are not separately provided to the CODM. Corporate allocations of shared costs include, but are not limited to technology, finance, analytics, legal, and human resources, as well as other general business costs.

	Year ended December 31, 2024
In thousands	USA TODAY Media	Newsquest	LocaliQ
Segment revenues	$1,938,398	$239,273	$477,807
Less:
Payroll	549,478	96,526	102,641
Benefits	99,206	4,075	12,752
Newsprint and other production materials	74,419	12,820	—
Distribution	276,069	12,755	—
Outside services	183,382	10,396	10,542
Digital cost of goods sold	176,962	9,175	295,549
Other(a)	376,141	40,117	12,645
Segment Adjusted EBITDA	$202,741	$53,409	$43,678
(a)Other expenses primarily include corporate allocations of shared costs, facility-related expenses, advertising costs, and Equity loss (income) in unconsolidated investees, net, which are not separately provided to the CODM. Corporate allocations of shared costs include, but are not limited to technology, finance, analytics, legal, and human resources, as well as other general business costs.

	Year ended December 31, 2023
In thousands	USA TODAY Media	Newsquest	LocaliQ
Segment revenues	$2,095,853	$233,980	$477,909
Less:
Payroll	562,209	93,492	99,942
Benefits	102,193	4,002	11,852
Newsprint and other production materials	108,257	15,330	—
Distribution	323,750	13,325	—
Outside services	201,906	10,046	8,319
Digital cost of goods sold	180,876	9,876	289,878
Other(a)	421,631	37,781	14,695
Segment Adjusted EBITDA	$195,031	$50,128	$53,223
(a)Other expenses primarily include corporate allocations of shared costs, facility-related expenses, advertising costs, and Equity loss (income) in unconsolidated investees, net, which are not separately provided to the CODM. Corporate allocations of shared costs include, but are not limited to technology, finance, analytics, legal, and human resources, as well as other general business costs.

Reconciliation of Segment Adjusted EBITDA to Net income (loss) attributable to USA TODAY Co.

	Year ended December 31,
In thousands	2025	2024	2023
USA TODAY Media	$181,116	$202,741	$195,031
Newsquest	56,890	53,409	50,128
LocaliQ	46,335	43,678	53,223
Segment Adjusted EBITDA	284,341	299,828	298,382
Corporate	21,293	26,672	30,802
(Benefit) provision for income taxes	(3,030)	(51,286)	21,729
Net income (loss) attributable to noncontrolling interests	6	(33)	(103)
Interest expense	97,225	104,697	111,776
Loss (gain) early extinguishment of debt	1,516	(55,559)	(4,529)
Depreciation and amortization	165,759	156,287	162,622
Integration and reorganization costs(a)	31,595	66,155	24,468
Asset impairments	2,243	46,589	1,370
(Gain) loss on sale or disposal of assets, net	(16,844)	1,106	(40,101)
Share-based compensation expense	9,149	12,522	16,567
Other (income) expense, net(b)	(26,320)	19,032	1,572
Net income (loss) attributable to USA TODAY Co.	$1,749	$(26,354)	$(27,791)
(a)Integration and reorganization costs mainly reflect severance-related expenses and other reorganization-related costs, designed primarily to right-size the
Company's employee base, consolidate facilities and improve operations.
(b)Other (income) expense, net primarily reflects the components of net periodic pension and postretirement benefits other than service cost, expert fees associated with the litigation with Google, consulting fees related to a discrete initiative to reformulate our go-to-market strategy and post-sales processes,
(gains) losses from the sale of investments, third-party debt costs and the components of net periodic pension and postretirement benefits other than service cost.
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
NOTE 16 — Subsequent events
On January 23, 2026, the 2029 Term Loan Facility was amended in connection with the Company's transfer of The Detroit
News from MediaNews Group (the "Detroit News Transaction"), completed on January 31, 2026. Financing for the Detroit
News Transaction was funded partially with cash on the balance sheet, and in part with incremental debt financing under the
2029 Term Loan Facility in an aggregate principal amount of $15.0 million from funds managed by affiliates of Apollo Global
Management Inc.  As part of the financing, certain terms of the 2029 Term Loan Facility were amended. Subsequent to the
Detroit News Transaction, the 2029 Term Loan Facility will bear interest at an annual rate equal to Adjusted Term SOFR plus a margin of 4.5% with a floor of 150 basis points.  In addition, the amortization rate on the 2029 Term Loan Facility was increased to $17.7 million per quarter, with a payment holiday for the fiscal quarter ending March 31, 2026, and the 2029 Term
Loan Facility was amended to include a 1.00% prepayment premium payable in connection with any prepayment of the 2029
Term Loan Facility using either (i) the proceeds received by the Company or any of its subsidiaries from the civil action filed by the Company on June 20, 2023 against Google LLC and Alphabet Inc. or any other judgments, proceeds of settlements or other consideration of any kind in connection with any cause of action with an aggregate amount of proceeds received in excess of $50.0 million or (ii) the proceeds of indebtedness incurred by the Company or any of its subsidiaries for the purposes of refinancing all or substantially all the 2029 Term Loan Facility.

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
Changes in internal control over financial reporting
There have been no changes in the Company's internal control over financial reporting (as such term is defined in Rules
13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's fourth quarter of the fiscal year ended December 31,
2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the fiscal quarter ended December 31, 2025, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information under the subheading "Information Concerning our Director Nominees" under the heading "Proposal No.
1 Election of Directors," the information captioned "Named Executive Officers" under the subheading "Compensation
Discussion and Analysis" under the heading "Compensation," and the information captioned "Statement on Corporate
Governance", "Board and Committee Meetings", "Audit Committee", and "Nominating and Corporate Governance Committee"
under the heading "Corporate Governance" in our 2026 proxy statement is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information under the subheadings "Compensation Discussion and Analysis", "Compensation Tables", "Compensation
of Directors", "Compensation Committee Report", and "CEO Pay Ratio" under the heading "Compensation" in our 2026 proxy statement is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDER MATTERS
The information under the subheading "Equity Compensation Plan Information" under the heading "Compensation" and the information under the heading "Common Stock Ownership of Certain Beneficial Owners and Management" in our 2026
proxy statement is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information under the subheading "Determination of Director and Director Nominee Independence" under the heading
"Corporate Governance" and the information under the heading "Related Persons Transactions" in our 2026 proxy statement is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information under the heading "Proposal No. 2 Ratification of the Appointment of Grant Thornton LLP as our
Independent Registered Public Accounting Firm for Fiscal Year 2026" in our 2026 proxy statement is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Financial Statements, Financial Statement Schedules and Exhibits.
(1)Financial Statements.
As listed in the Index to Financial Statements and Supplementary Data on page 61.
(2)Financial Statement Schedules.
All schedules are omitted as the required information is not applicable or the information is presented in the
Consolidated financial statements or related notes.
(3)Exhibits.

Exhibit Number	Exhibit	Location

3.1	Amended and Restated Certificate of Incorporation of the Company.	Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q, filed August 2, 2018.
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company.	Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed November 20, 2019.
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of Gannett Co., Inc.	Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed April 7, 2020.
3.4	Certificate of Elimination of the Series A Junior Participating Preferred Stock of Gannett Co., Inc.	Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed May 8, 2023.
3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated June 3, 2024.	Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed June 4, 2024.
3.6	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated November 14, 2025.	Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed November 18, 2025.
3.7	Second Amended and Restated Bylaws of the Company.	Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed November 18, 2025.
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
thereto from time to time and U.S. Bank Trust Company,
National Association, as trustee.
Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K, filed October 16, 2024.
4.7	Registration Rights Agreement, dated as of October 15, 2024, by and among Gannett Co., Inc. and the other Persons signatory thereto.	Incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K, filed October 16, 2024.
4.8	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended.	Filed herewith.
10.1	Registration Rights Agreement, dated as of November 19, 2019, by and among Gannett Co., Inc., FIG LLC and such other persons from time to time party thereto.	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed November 20, 2019.
10.2	Amendment No. 1 to Registration Rights Agreement, dated as of November 17, 2020, by and among Gannett Co., Inc. and FIG LLC.	Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed November 18, 2020.
10.3	Amended and Restated Management and Advisory Agreement, dated August 5, 2019, between New Media Investment Group Inc. and FIG LLC.	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed August 6, 2019.
10.4	Termination Agreement, dated as of December 21, 2020, by and between Gannett Co., Inc. and FIG LLC.	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed December 22, 2020.
10.5	Gannett Co., Inc. Annual Bonus Plan.*†	Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed May 2, 2025.
10.6	Gannett Co., Inc. 2023 Stock Incentive Plan.*	Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-272656), filed June 15, 2023.
10.7	Form of USA TODAY Co., Inc. Director Restricted Stock Award Agreement (2023 Stock Incentive Plan)*	Filed herewith.
10.8	Form of Gannett Co., Inc. Employee Restricted Stock Unit Grant Agreement (2023 Stock Incentive Plan)*	Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed October 31, 2024.
10.9	Form of Gannett Co., Inc. Employee Cash Performance Unit Award Agreement (2025).*	Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed October 30, 2025.
10.10	Form of Gannett Co., Inc. Employee Cash Performance Unit Award Agreement*	Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed October 31, 2024.
10.11	2020 Omnibus Incentive Compensation Plan, adopted as of February 26, 2020.*	Incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K, filed March 2, 2020.
10.12	Amendment No. 1 to 2020 Omnibus Incentive Compensation Plan.*	Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed December 28, 2020.
10.13	Form of Nonqualified Stock Option Agreement between New Media Investment Group Inc. and Fortress Operating Entity I LP.*	Incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K, filed March 19, 2014.
10.14	Form of Nonqualified Stock Option Agreement between New Media Investment Group Inc. and Fortress Operating Entity I LP.	Attached as Exhibit A to the Amended and Restated Management and Advisory Agreement filed as Exhibit 10.10 hereto.
10.15	Form of Gannett Co., Inc. Employee Cash Performance Unit Award Agreement (2020 Omnibus Incentive Compensation Plan, as amended).*	Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed May 4, 2023.
10.16	Form of Gannett Co., Inc. Employee Restricted Stock Grant Agreement (2020 Omnibus Incentive Compensation Plan, as amended).*	Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed May 4, 2023.

10.17	2015 Change in Control Severance Plan, as amended and restated as of December 23, 2020.*	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed December 28, 2020.
10.18	Key Employee Severance Plan, as amended and restated as of December 23, 2020.*	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed December 28, 2020.
10.19	Form of Indemnification Agreement.*	Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed May 2, 2024.
10.20	Offer Letter Agreement, effective March 18, 2025, between the Company and Trisha Gosser.*	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 18, 2025.
10.21	Offer Letter Agreement, dated December 21, 2020, by and between Gannett Co., Inc. and Michael E. Reed.*	Incorporated by reference to Exhibit 10.50 to the Company's Annual Report on Form 10-K, filed February 26, 2021.
10.22
Investor Agreement, dated as of November 17, 2020, by
and among Gannett Co., Inc., the other Persons signatory
thereto and such other Persons, if any, that from time to
time become party thereto as Holders.
Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed November 18, 2020.
10.23
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
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed October 16, 2024.
10.24
Waiver and Amendment, dated as of April 15, 2025, to
the Amended and Restated First Lien Credit Agreement
dated as of October 15, 2024, by and among Gannett Co.,
Inc., Gannett Holdings LLC, the other Guarantors party
thereto, the Lenders party thereto and Apollo
Administrative Agency LLC, as administrative agent and
collateral agent.
Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed July 31, 2025.
10.25
Amendment No. 2 dated as of January 23, 2026, to the
Amended and Restated First Lien Credit Agreement
dated as of October 15, 2024, by and among USA
TODAY Co., Inc. (formerly Gannett Co., Inc.), Gannett
Holdings LLC, the other Guarantors party thereto, the
Lenders party thereto, and Apollo Administrative
Agency LLC, as administrative agent and collateral
agent.
Filed herewith.
19.1	Policy on Insider Trading, revised November 2025.	Filed herewith.
21.1	List of subsidiaries.	Filed herewith.
23.1	Consent of Grant Thornton LLP.	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.	Filed herewith.
32.1	Section 1350 Certification of Principal Executive Officer.	Furnished herewith.
32.2	Section 1350 Certification of Principal Financial Officer.	Furnished herewith.
97.1	Policy for the Recovery of Erroneously Awarded Compensation.*	Incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K, filed February 22, 2024.

101
The following financial information from USA TODAY
Co., Inc. Annual Report on Form 10-K for the year ended
December 31, 2025, formatted in Inline XBRL includes:
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

Dated: February 26, 2026	USA TODAY CO., INC. (Registrant)

	By:	/s/ Trisha M. Gosser
Trisha M. Gosser
Chief Financial Officer (principal financial officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Dated: February 26, 2026	/s/ Michael E. Reed
Michael E. Reed
Chief Executive Officer and
President (principal executive officer)

Dated: February 26, 2026	/s/ Trisha M. Gosser
Trisha M. Gosser
Chief Financial Officer
(principal financial officer)

Dated: February 26, 2026	/s/ Cindy Gallagher
Cindy Gallagher
Chief Accounting Officer
(principal accounting officer)

Dated: February 26, 2026	/s/ Maha Al-Emam
Maha Al-Emam, Director

Dated: February 26, 2026	/s/ Theodore Janulis
Theodore Janulis, Director

Dated: February 26, 2026	/s/ John Jeffry Louis
John Jeffry Louis, Director

Dated: February 26, 2026	/s/ Michael E. Reed
Michael E. Reed
Director, Chairman

Dated: February 26, 2026	/s/ Amy Reinhard
Amy Reinhard, Director

Dated: February 26, 2026	/s/ Debra Sandler
Debra Sandler, Director

Dated: February 26, 2026	/s/ Kevin Sheehan
Kevin Sheehan, Director

Dated: February 26, 2026	/s/ Laurence Tarica
Laurence Tarica, Director

Dated: February 26, 2026	/s/ Barbara Wall
Barbara Wall, Director