Form 10-Q
period 2026-03-31
USA TODAY Co., Inc.
filed 2026-04-30
CIK 1579684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q
_______________________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number 001-36097
___________________________

USA TODAY CO., INC.
(Exact name of registrant as specified in its charter)
_______________________________

Delaware			38-3910250
(State or Other Jurisdiction of Incorporation or Organization)			(I.R.S. Employer Identification No.)

175 Sully's Trail, Suite 203,	Pittsford,	New York	14534-4560
(Address of principal executive offices)			(Zip Code)
Registrant's telephone number, including area code: (585) 598-0030

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	TDAY	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of April 27, 2026, 146,702,111 shares of the registrant's Common Stock were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Part I, Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our current views regarding, among other things, our future or ongoing growth, results of operations, performance, business prospects and opportunities, stock repurchases, our expectations, in terms of both amount and timing, with respect to debt repayment and our capital structure, our foundation, and our environmental, social and governance goals, and are not statements of historical fact. Words such as "anticipate," "expect," "intend," "plan," "focus," "goal," "project," "opportunity," "believe," "will," "would," "could," "can," "may," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements.

Forward-looking statements are based on management's current expectations and beliefs and are subject to a number of known and unknown risks, uncertainties, and other factors that could lead to actual results materially different from those described in the forward-looking statements. We can give no assurance our expectations will be attained. Our actual results, liquidity, and financial condition may differ materially from the anticipated results, liquidity, and financial condition indicated in the forward-looking statements. Forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause our actual results to differ, possibly materially, from the expectations or estimates reflected in such forward-looking statements, including, among others, the risks identified by us under the heading "Risk Factors" in this Quarterly Report on Form 10-Q, and under the heading "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission on February 26, 2026, as well as other risks and factors identified from time to time in our subsequent filings with the Securities and Exchange Commission. You are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. New risk factors emerge from time to time, and it is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except to the extent required by law, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions, or circumstances on which any statement is based.

INDEX TO USA TODAY CO., INC.
Q1 2026 FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

USA TODAY CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except number of shares and par value	March 31, 2026	December 31, 2025
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$85,173	$90,213
Accounts receivable, net of allowance for credit losses of $12,306 and $13,600 as of March 31, 2026 and December 31, 2025, respectively	226,506	223,551
Inventory	11,010	12,888
Prepaid expenses	52,008	45,959
Other current assets	20,072	16,566
Total current assets	394,769	389,177
Property, plant and equipment, net of accumulated depreciation of $359,259 and $368,358 as of March 31, 2026 and December 31, 2025, respectively	169,029	178,461
Operating lease assets	112,423	122,513
Goodwill	518,439	518,762
Intangible assets, net	322,478	337,845
Deferred tax assets	71,390	77,858
Pension and other assets	212,955	212,542
Total assets	$1,801,483	$1,837,158
Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$285,102	$308,152
Deferred revenue	109,980	105,398
Current portion of long-term debt	70,741	69,315
Operating lease liabilities	30,202	33,435
Other current liabilities	3,256	1,483
Total current liabilities	499,281	517,783
Long-term debt	656,077	645,811
Convertible debt	239,573	239,112
Deferred tax liabilities	10,127	8,142
Pension and other postretirement benefit obligations	33,310	34,170
Long-term operating lease liabilities	135,429	146,421
Other long-term liabilities	86,249	91,107
Total noncurrent liabilities	1,160,765	1,164,763
Total liabilities	1,660,046	1,682,546
Commitments and contingent liabilities (See Note 11)
Equity
Preferred stock, $0.01 par value per share, 300,000 shares authorized, none of which were issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value per share, 2,000,000,000 shares authorized; 159,916,407 shares issued and 146,702,111 shares outstanding at March 31, 2026; 159,912,152 shares issued and 147,124,756 shares outstanding at December 31, 2025	1,599	1,599
Treasury stock, at cost, 13,214,296 shares and 12,787,396 shares at March 31, 2026 and December 31, 2025, respectively	(26,351)	(23,607)
Additional paid-in capital	1,261,347	1,287,821
Accumulated deficit	(1,031,906)	(1,051,797)
Accumulated other comprehensive loss	(62,753)	(58,905)
Total USA TODAY Co. stockholders' equity	141,936	155,111
Noncontrolling interests	(499)	(499)
Total equity	141,437	154,612
Total liabilities and equity	$1,801,483	$1,837,158
The accompanying notes are an integral part of these condensed consolidated financial statements.

USA TODAY CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended March 31,
In thousands, except per share amounts	2026	2025
Digital	$261,917	$250,394
Print and commercial	286,568	321,179
Total revenues	548,485	571,573
Operating costs	327,351	356,622
Selling, general and administrative expenses	150,780	167,516
Depreciation and amortization	31,190	42,634
Integration and reorganization costs	2,193	9,498
Asset impairments	—	1,894
Gain on sale or disposal of assets, net	(7,844)	(20,680)
Interest expense	21,240	26,083
Loss on early extinguishment of debt	75	1,274
Equity income in unconsolidated investees, net	(652)	(195)
Other (income) expense, net	(6,523)	1,074
Income (loss) before income taxes	30,675	(14,147)
Provision (benefit) for income taxes	10,784	(6,814)
Net income (loss) attributable to USA TODAY Co.	$19,891	$(7,333)

Income (loss) per share attributable to USA TODAY Co. - basic	$0.14	$(0.05)
Income (loss) per share attributable to USA TODAY Co. - diluted	$0.12	$(0.05)

Other comprehensive income (loss):
Foreign currency translation adjustments	$(6,286)	$7,274
Pension and other postretirement benefit items:
Amortization of net actuarial gain (loss)	314	158
Amortization of prior service cost	(124)	(125)
Equity method investments	—	174
Other	2,875	(3,631)
Total pension and other postretirement benefit items	3,065	(3,424)
Other comprehensive (loss) income before tax	(3,221)	3,850
Income tax provision (benefit) related to components of other comprehensive income (loss)	627	(716)
Other comprehensive (loss) income, net of tax	(3,848)	4,566
Comprehensive income (loss) attributable to USA TODAY Co.	$16,043	$(2,767)
The accompanying notes are an integral part of these condensed consolidated financial statements.

USA TODAY CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
In thousands	2026	2025
Operating activities
Net income (loss)	$19,891	$(7,333)
Adjustments to reconcile net income (loss) to operating cash flows:
Depreciation and amortization	31,190	42,634
Share-based compensation expense	2,070	2,879
Non-cash interest expense	1,450	1,607
Gain on sale or disposal of assets, net	(7,844)	(20,680)
Loss on early extinguishment of debt	75	1,274
Asset impairments	—	1,894
Pension and other postretirement benefit obligations	(3,810)	(3,397)
Equity income in unconsolidated investees, net	(652)	(195)
Change in other assets and liabilities, net	(23,087)	4,625
Cash provided by operating activities	19,283	23,308
Investing activities
Purchase of property, plant and equipment	(12,908)	(13,546)
Proceeds from sale of real estate and other assets	9,259	48,369
Cash (used for) provided by investing activities	(3,649)	34,823
Financing activities
Payments of deferred financing costs	—	(777)
Borrowings of long-term debt	14,652	—
Repayments of long-term debt	(4,025)	(74,450)
Payment to former partner	(28,475)	—
Treasury stock	(2,744)	(2,761)
Changes in other financing activities	(7)	(366)
Cash used for financing activities	(20,599)	(78,354)
Effect of currency exchange rate change on cash	(342)	125
Decrease in cash, cash equivalents and restricted cash	(5,307)	(20,098)
Cash, cash equivalents and restricted cash at beginning of period	97,812	116,181
Cash, cash equivalents and restricted cash at end of period	$92,505	$96,083
The accompanying notes are an integral part of these condensed consolidated financial statements.

USA TODAY CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three months ended March 31, 2026
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Treasury stock		Non-controlling interest
In thousands	Shares	Amount				Shares	Amount		Total
Balance at December 31, 2025	159,912	$1,599	$1,287,821	$(58,905)	$(1,051,797)	12,787	$(23,607)	$(499)	$154,612
Net income attributable to USA TODAY Co.	—	—	—	—	19,891	—	—	—	19,891
Other comprehensive loss, net(a)	—	—	—	(3,848)	—	—	—	—	(3,848)
Share-based compensation expense	—	—	2,070	—	—	—	—	—	2,070
Issuance of common stock	4	—	30	—	—	—	—	—	30
Equity transaction with former partner(b)	—	—	(28,475)	—	—	—	—	—	(28,475)
Treasury stock	—	—	—	—	—	410	(2,744)	—	(2,744)
Restricted share forfeiture	—	—	—	—	—	17	—	—	—
Other activity	—	—	(99)	—	—	—	—	—	(99)
Balance at March 31, 2026	159,916	$1,599	$1,261,347	$(62,753)	$(1,031,906)	13,214	$(26,351)	$(499)	$141,437

	Three months ended March 31, 2025
	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Treasury stock		Non-controlling interest
In thousands	Shares	Amount				Shares	Amount		Total
Balance at December 31, 2024	158,836	$1,588	$1,281,801	$(56,164)	$(1,053,546)	11,447	$(20,540)	$(505)	$152,634
Net loss attributable to USA TODAY Co.	—	—	—	—	(7,333)	—	—	—	(7,333)
Other comprehensive income, net(a)	—	—	—	4,566	—	—	—	—	4,566
Performance stock units settled, net of withholdings	232	3	(523)	—	—	—	—	—	(520)
Share-based compensation expense	—	—	2,879	—	—	—	—	—	2,879
Issuance of common stock	13	—	38	—	—	—	—	—	38
Treasury stock	—	—	—	—	—	871	(2,761)	—	(2,761)
Restricted share forfeiture	—	—	—	—	—	104	(1)	—	(1)
Other activity	—	—	136	—	—	—	—	—	136
Balance at March 31, 2025	159,081	$1,591	$1,284,331	$(51,598)	$(1,060,879)	12,422	$(23,302)	$(505)	$149,638
(a) For the three months ended March 31, 2026 and 2025, Other comprehensive (loss) income is net of an income tax provision of $0.6 million and an income tax benefit of $0.7 million, respectively.
(b)    During the three months ended March 31, 2026, the Company completed a transaction with a former partner which was accounted for as an equity transaction as we retained control of the business both before and after the transfer. Accordingly, no gain or loss or step-up in basis was recognized in the condensed consolidated statements of operations and comprehensive income (loss).

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — Description of business and basis of presentation

Description of business

USA TODAY Co., Inc. ("USA TODAY Co.," "we," "us," "our," or the "Company") is a diversified media company with expansive reach at the national and local level dedicated to empowering and enriching communities. Our mission is to inspire, inform, and connect audiences. As a media and digital marketing solutions company we are focused on sustainable growth. Through our trusted brands, including the USA TODAY NETWORK, comprised of the national publication, USA TODAY, and our network of local properties, in the United States (the "U.S."), and Newsquest, a wholly-owned subsidiary operating in the United Kingdom (the "U.K."), we provide essential journalism, local content, and digital experiences to audiences and businesses. We deliver trusted unbiased journalism when and where consumers want it. LocaliQ, our digital marketing solutions brand, supports small and medium-sized businesses ("SMBs") with innovative digital marketing products and solutions.

The Company reports in three segments: USA TODAY Media, Newsquest and LocaliQ. We also have a Corporate category that includes activities not directly attributable to a specific reportable segment and includes expenses associated with broad corporate functions. A full description of our reportable segments is included in Note 12 — Segment reporting.

Basis of presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. As permitted under those rules, certain notes or other financial information that are normally required by U.S. GAAP have been condensed or omitted from these interim financial statements. The unaudited condensed consolidated financial statements should therefore be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

In the opinion of management, the unaudited condensed consolidated financial statements as of March 31, 2026 include all the assets, liabilities, revenues, expenses, and cash flows of entities which USA TODAY Co. controls due to ownership of a majority voting interest ("subsidiaries"). In addition, in the opinion of management, the unaudited condensed consolidated financial statements as of March 31, 2026 reflect all necessary adjustments for a fair statement of the results for the interim period. All significant intercompany accounts and transactions have been eliminated in consolidation, and the Company consolidates its subsidiaries.

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

Recent accounting pronouncements adopted

Measurement of credit losses for accounts receivable and contract assets

In July 2025, the Financial Accounting Standards Board (the "FASB") issued guidance, Accounting Standards Update

("ASU") 2025-05, which provides a practical expedient for estimating expected credit losses on current account receivables and current contract assets arising from transactions accounted for under Accounting Standards Codification ("ASC") 606, "Revenue from Contracts with Customers" ("ASC 606"). ASU 2025-05 allows entities to assume that current conditions existing at the balance sheet date will remain constant over the life of the receivable or contract asset. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods, with early adoption permitted. The adoption of the provisions of ASU 2025-05 did not have a material impact on the condensed consolidated financial statements.

Induced conversions of convertible debt instruments

In November 2024, the FASB issued guidance, ASU 2024-04, which clarifies the assessment of whether certain settlements of convertible debt instruments should be accounted for as an inducement conversion. The new guidance is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods. The adoption of the provisions of ASU 2024-04 did not have a material impact on the condensed consolidated financial statements.

Recent accounting pronouncements not yet adopted

Codification Improvements

In December 2025, the FASB issued guidance, ASU 2025-12, which is intended to clarify, correct, or improve the ASC by addressing technical and interpretive matters, improving cross-references, and removing redundant, unnecessary, or superseded guidance within U.S. GAAP. ASU 2025-12 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the provisions of ASU 2025-12 and assessing the impact on the condensed consolidated financial statements.

Interim Reporting (Topic 270): Narrow-Scope Improvements

In December 2025, the FASB issued guidance, ASU 2025-11, which clarifies interim reporting disclosure requirements by introducing a disclosure principle for material changes since the most recent annual period and consolidating existing interim disclosure requirements. ASU 2025-11 is effective for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the provisions of ASU 2025-11 and assessing the impact on the condensed consolidated financial statements.

Derivatives and hedging (Topic 815) and revenue from contracts with customers (Topic 606): Derivatives scope refinements and scope clarification for share-based noncash consideration from a customer in a revenue contract

In September 2025, the FASB issued guidance, ASU 2025-07, which refines the scope of derivative accounting and clarifies the accounting for share-based noncash consideration received from customers. ASU 2025-07 introduces a scope exception for certain non-exchange-traded contracts whose "underlyings," as defined in the ASU, are specific to a party's own operations and clarifies that ASC 606 is applied initially to share-based noncash consideration, with other accounting guidance applied only once the right to receive or retain such consideration becomes unconditional. ASU 2025-07 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the provisions of ASU 2025-07 and assessing the impact on the condensed consolidated financial statements.

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

Disaggregation of income statement expenses

In November 2024, the FASB issued guidance, ASU 2024-03, which requires disaggregated disclosures of certain categories of expenses that are included in expense line items on the face of the income statement. The disclosures are required on an annual and interim basis. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the provisions of ASU 2024-03 and assessing the impact on the condensed consolidated financial statements.

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

The following tables present our revenues disaggregated by segment and revenue type:

	Three months ended March 31, 2026
In thousands	USA TODAY Media	Newsquest	LocaliQ	Corporate	Intersegment eliminations	Consolidated
Digital advertising	$67,945	$12,936	$—	$—	$—	$80,881
Digital marketing services	27,973	2,113	99,684	—	(28,430)	101,340
Digital-only subscription	43,382	2,557	—	—	—	45,939
Digital other	28,758	3,655	—	1,344	—	33,757
Digital	168,058	21,261	99,684	1,344	(28,430)	261,917

Print advertising	90,264	18,123	—	—	—	108,387
Print circulation	115,049	16,199	—	—	—	131,248
Commercial and other(a)	42,740	4,193	—	—	—	46,933
Print and commercial	248,053	38,515	—	—	—	286,568

Total revenues(b)	$416,111	$59,776	$99,684	$1,344	$(28,430)	$548,485
(a)    For the three months ended March 31, 2026, included Commercial printing and delivery revenues of $26.3 million and $2.5 million at the USA TODAY Media and Newsquest segments, respectively.
(b)    Revenues generated from international operations comprised 12.7% of total revenues for the three months ended March 31, 2026.

	Three months ended March 31, 2025
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
(a)    For the three months ended March 31, 2025, included Commercial printing and delivery revenues of $29.8 million and $2.4 million at the USA TODAY Media and Newsquest segments, respectively.
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

The following table presents the change in the deferred revenues balance:

	Three months ended March 31,
In thousands	2026	2025
Beginning balance	$105,398	$108,000
Receipts, net of refunds	241,278	235,720
Revenue recognized	(236,696)	(231,140)
Ending balance	$109,980	$112,580

NOTE 3 — Accounts receivable, net

Receivables are presented net of allowances, which reflect the Company's expected credit losses based on historical experience as well as current and expected economic conditions. The following table presents changes in the allowance for credit losses:

	Three months ended March 31,
In thousands	2026	2025
Beginning balance	$13,600	$13,596
Current period provision	272	410
Write-offs charged against the allowance	(1,792)	(2,571)
Recoveries of amounts previously written-off	281	370
Other	(55)	69
Ending balance	$12,306	$11,874

For the three months ended March 31, 2026 and 2025, the Company recorded $0.3 million and $0.4 million in bad debt expense, respectively. Bad debt expense is included in Selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss).

NOTE 4 — Goodwill and intangible assets

Goodwill and intangible assets consisted of the following:

	March 31, 2026			December 31, 2025
In thousands	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets:
Advertiser relationships	$434,571	$327,406	$107,165	$434,928	$317,104	$117,824
Other customer relationships	88,576	69,383	19,193	88,609	67,427	21,182
Subscriber relationships	240,266	207,998	32,268	240,272	205,602	34,670
Other intangible assets	66,870	66,870	—	66,870	66,837	33
Sub-total	$830,283	$671,657	$158,626	$830,679	$656,970	$173,709
Indefinite-lived intangible assets:
Mastheads			163,852			164,136
Total intangible assets			$322,478			$337,845
Goodwill			$518,439			$518,762

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

As of March 31, 2026, the Company performed a review of potential impairment indicators under both ASC 350 and ASC 360, and it was determined that no indicators of impairment were present.

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

Severance-related expenses

The Company recorded severance-related expenses by segment as follows:

	Three months ended March 31,
In thousands	2026	2025
USA TODAY Media	$1,115	$4,155
Newsquest	288	106
LocaliQ	50	1,109
Corporate	687	791
Total	$2,140	$6,161

A roll-forward of the accrued severance and related expenses included in Accounts payable and accrued liabilities on the condensed consolidated balance sheets for the three months ended March 31, 2026 is as follows:

In thousands	Severance and related expenses
Beginning balance	$10,119
Restructuring provision included in integration and reorganization costs	2,140
Cash payments	(7,186)
Ending balance	$5,073

Other reorganization-related costs

Other reorganization-related costs represent individual restructuring programs, designed primarily to right-size the Company's employee base, consolidate facilities and improve operations. The Company recorded Other reorganization-related costs by segment as follows:

	Three months ended March 31,
In thousands	2026	2025
USA TODAY Media(a)	$(681)	$(834)
Newsquest	(128)	—
Corporate(b)	862	4,171
Total	$53	$3,337
(a) For the three months ended March 31, 2025, included the reversal of a withdrawal liability related to a multiemployer pension plan of $1.8 million based on the settlement of the withdrawal liability.
(b)    For the three months ended March 31, 2025, included $2.1 million expensed related to the departure of the Company's former Chief Financial Officer.

NOTE 6 — Debt

The Company's debt as of March 31, 2026 and December 31, 2025 consisted of the financing arrangements described below.

	March 31, 2026				December 31, 2025
In millions	Principal balance	Unamortized original issue discount	Unamortized deferred financing costs	Carrying value	Principal balance	Unamortized original issue discount	Unamortized deferred financing costs	Carrying value
2029 Term Loan Facility	$740.5	$(8.5)	$(5.2)	$726.8	$729.5	$(8.8)	$(5.6)	$715.1
2031 Notes	223.7	(4.2)	(2.4)	217.1	223.7	(4.4)	(2.5)	216.8
2027 Notes	24.1	(1.6)	—	22.5	24.1	(1.8)	—	22.3
Total debt	$988.3	$(14.3)	$(7.6)	$966.4	$977.3	$(15.0)	$(8.1)	$954.2
Less: Current portion of long-term debt	(70.7)	—	—	(70.7)	(69.3)	—	—	(69.3)
Non-current portion of long-term debt	$917.6	$(14.3)	$(7.6)	$895.7	$908.0	$(15.0)	$(8.1)	$884.9

2029 Term Loan Facility

On October 15, 2024 (the "Closing Date"), the Company entered into an Amendment and Restatement Agreement (the "Amendment and Restatement Agreement") among the Company, as a guarantor, Gannett Holdings, LLC ("Gannett Holdings"), a wholly owned subsidiary of the Company, as the borrower (in such capacity, the "Borrower"), certain subsidiaries of the Borrower as guarantors, the lenders party thereto, Citibank, N.A., as the existing collateral agent and administrative agent for the lenders, and Apollo Administrative Agency LLC, as the successor collateral agent and administrative agent for the lenders, which amended and restated the Company's existing First Lien Credit Agreement dated as of October 15, 2021 (as amended, supplemented or otherwise modified from time to time prior to the Closing Date, the "Existing Credit Agreement"; the Existing Credit Agreement, as amended and restated by the Amendment and Restatement Agreement, the "Amended Credit Agreement") by and among the Company, as guarantor, the Borrower, certain subsidiaries of the Borrower as guarantors and Citibank, N.A., as administrative agent and collateral agent. The Amended Credit Agreement provides for a $900.0 million five-year first lien term loan facility (the "2029 Term Loan Facility"), which refinanced and replaced the Company's previous five-year senior secured term loan facility in an original aggregate principal amount of $516.0 million. The 2029 Term Loan

Facility is comprised of an initial term loan facility of $850.4 million, funded on the Closing Date (the "2029 Initial Draw Facility"), and a delayed draw term loan facility of $49.6 million (the "2029 Delayed Draw Facility"), which was made available to the Borrower at its discretion from the Closing Date and for a period of six months thereafter, subject to certain terms and conditions.

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

On January 23, 2026, the 2029 Term Loan Facility was amended (the "2029 Term Loan Amendment") in connection with the Company's transfer of The Detroit News from MediaNews Group (the "Detroit News Transaction"), completed on January 31, 2026. Financing for the Detroit News Transaction was funded partially with cash on the balance sheet, and in part with incremental debt financing under the 2029 Term Loan Facility in an aggregate principal amount equal to $15.0 million from funds managed by affiliates of Apollo Global Management Inc.  As part of the financing, certain terms of the 2029 Term Loan Facility were amended, as described below.

As a result of the 2029 Term Loan Amendment, the 2029 Term Loan Facility bears interest at an annual rate equal, at the Borrower's option, to either (i) an alternate base rate (which shall not be less than 2.50% per annum) plus a margin equal to 3.50% per annum or (ii) Adjusted Term SOFR (which shall be no less than 1.50%) plus a margin equal to 4.50% per annum. In addition, the 2029 Term Loan Facility is amortized at a rate of $17.7 million per quarter, with a payment holiday for the fiscal quarter ending March 31, 2026.

The Company is required to repay the 2029 Term Loan Facility from time to time with (i) the proceeds of non-ordinary course asset sales and casualty and condemnation events, (ii) the proceeds of indebtedness that is not otherwise permitted under the 2029 Term Loan Facility and (iii) the aggregate amount of cash and cash equivalents on hand at the Company and our restricted subsidiaries in excess of $100.0 million as of the last day of any fiscal year of the Company (beginning with the fiscal year ended December 31, 2024). The 2029 Term Loan Facility will mature on October 15, 2029 and is freely prepayable without penalty, except as amended in the 2029 Term Loan Amendment to include a 1.00% prepayment premium payable in connection with any prepayment of the 2029 Term Loan Facility using either (i) the proceeds received by the Company or any of its subsidiaries from the civil action filed by the Company on June 20, 2023 against Google LLC and Alphabet Inc. or any other judgments, proceeds of settlements or other consideration of any kind in connection with any cause of action with an aggregate amount of proceeds received in excess of $50.0 million or (ii) the proceeds of indebtedness incurred by the Company or any of its subsidiaries for the purposes of refinancing all or substantially all the 2029 Term Loan Facility.

The 2029 Term Loan Facility contains usual and customary covenants for credit facilities of this type, including a requirement to have minimum unrestricted cash of $30 million as of the last day of each fiscal quarter, and restricts, among other things, our ability to incur debt, grant liens, sell assets, make investments and pay dividends, in each case with customary exceptions, including an exception that permits dividends and repurchases of outstanding junior debt or equity in (i) an amount of up to $25 million per fiscal quarter if the First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 2.00 to 1.00 but greater than 1.50 to 1.00, (ii) an amount of up to $50 million per fiscal quarter if the First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 1.50 to 1.00 but greater than 1.00 to 1.00, and (iii) an unlimited amount if the First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 1.00 to 1.00. As of March 31, 2026, the Company was in compliance with all of the covenants and obligations under the 2029 Term Loan Facility.

As of March 31, 2026 and December 31, 2025, the 2029 Term Loan Facility was recorded at carrying value, which approximated fair value, in the Consolidated balance sheets and was classified as Level 2.

In connection with the 2029 Term Loan Facility, for the three months ended March 31, 2026, the Company recognized interest expense of $15.6 million and paid cash interest of $16.4 million. For the three months ended March 31, 2025, the Company recognized interest expense of $20.1 million, and paid cash interest of $7.9 million.

The 2029 Term Loan Amendment was accounted for as a modification. As a result, the Company capitalized original issue discount of $0.3 million, which is being amortized over the remaining term of the 2029 Term Loan Facility using the effective interest method. Additionally, deferred financing costs of $0.2 million were expensed and recorded in Other (income) expense, net in the condensed consolidated statements of operations and comprehensive income (loss).

For the three months ended March 31, 2026, the Company recognized amortization of original issue discount of $0.6 million and amortization of deferred financing costs of $0.4 million. For the three months ended March 31, 2025, the Company recognized amortization of original issue discount of $0.7 million and amortization of deferred financing costs of $0.4 million. Additionally, during the three months ended March 31, 2026, the Company recognized a loss on early extinguishment of debt of $0.1 million related to the write-off of original issue discount and deferred financing costs as a result of early prepayments on the 2029 Term Loans.

For the three months ended March 31, 2026, the Company prepaid $4.0 million under the 2029 Term Loan Facility, which was classified as financing activities in the Consolidated statements of cash flows. As of March 31, 2026, the effective interest rate for the 2029 Term Loan Facility was 8.9%.

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

Interest on the 2027 Notes and 2031 Notes is payable semi-annually in arrears, and the 2027 Notes and 2031 Notes mature on December 1, 2027, and December 1, 2031, respectively, unless earlier repurchased or converted. The 2027 Notes and 2031 Notes may be converted at any time by the holders thereof into cash, shares of the Company's common stock, par value $0.01 per share (the "Common Stock") or any combination of cash and Common Stock, at the Company's election. The initial conversion rate for both the 2027 Notes and the 2031 Notes is 200 shares of Common Stock per $1,000 principal amount of the 2027 Notes and the 2031 Notes, respectively, which is equal to a conversion price of $5.00 per share of Common Stock (the "Conversion Price"). As of March 31, 2026, the amount by which the 2027 Notes and the 2031 Notes if-converted values exceeded their principal values was $9.9 million and $91.7 million, respectively.

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

The 2027 Notes have two components: (i) a debt component, and (ii) an equity component. As of March 31, 2026 and December 31, 2025, the debt component of the 2027 Notes was recorded at carrying value in the Consolidated balance sheets. The carrying value of the 2027 Notes reflected the balance of the unamortized discount related to the value of the conversion feature assessed at inception and did not approximate fair value as of March 31, 2026. The 2027 Notes were classified as Level 2, and based on unadjusted quoted prices in the active market obtained from third-party pricing services, the Company determined that the estimated fair value of the 2027 Notes was $28.9 million as of March 31, 2026 and December 31, 2025, and was primarily affected by fluctuations in market interest rates and the price of the Company's Common Stock.

As of December 31, 2025, the Company recorded a reduction in Additional paid-in capital in the Consolidated balance sheet of $2.0 million related to the repurchase of 2027 Notes in April 2025. The equity component of the 2027 Notes was classified as Level 3 as it was calculated based on the aggregate fair value of the 2027 Notes which used a binomial lattice model and assumptions based on market information and historical data, and significant unobservable inputs. As of March 31, 2026 and December 31, 2025, the equity component of the 2027 Notes remaining in Additional paid-in capital was $40.0 million, net of tax. The remaining 2027 Notes are convertible into 4.8 million shares of Common Stock, based on the initial conversion price of $5.00 per share.

The 2031 Notes have two components: (i) a debt component, and (ii) an equity component. As of March 31, 2026 and December 31, 2025, the debt component of the 2031 Notes was recorded at carrying value in the Consolidated balance sheets. The 2031 Notes were classified as Level 2 because they were measured at fair value using commonly accepted valuation methodologies and indirectly observable, market-based risk measurements and historical data, and a review of prices and terms available for similar debt instruments that do not contain a conversion feature. As of March 31, 2026, the Company determined that the carrying value of the 2031 Notes did not approximate fair value.

The excess of the fair value over the principal value of the 2031 Notes was recorded in Additional Paid-in capital as the 2031 Notes were issued at a 50% premium. The equity component of the 2031 Notes was classified as Level 3, as it was calculated based on the aggregate fair value of the 2031 Notes which used a binomial lattice model and assumptions based on market information and historical data, and significant unobservable inputs. As of March 31, 2026 and December 31, 2025, the amount of the equity component recorded in Additional paid-in capital was $80.4 million, net of tax. The 2031 Notes are convertible into 44.7 million shares of Common Stock, based on the initial conversion price of $5.00 per share.

In connection with the 2027 Notes and the 2031 Notes, for the three months ended March 31, 2026 and 2025, the Company recognized interest expense of $3.7 million and $3.9 million, respectively, and paid no cash interest for the three months ended March 31, 2026 and 2025.

In addition, during the three months ended March 31, 2026, the Company recognized amortization of original issue discount of $0.4 million, and an immaterial amount of amortization of deferred financing costs. For the three months ended March 31, 2025, the Company recognized amortization of original issue discount of $0.5 million and an immaterial amount of amortization of deferred financing costs. The effective interest rate on the debt component of the 2027 Notes and 2031 Notes was 10.5% and 6.6%, respectively, as of March 31, 2026.

For the three months ended March 31, 2026, no shares of Common Stock were issued upon conversion, exercise, or satisfaction of the required conditions of the 2027 Notes or the 2031 Notes. Refer to Note 10 — Supplemental equity and other information for details on the impact of the 2027 Notes and the 2031 Notes to diluted earnings per share under the if-converted method.

As discussed above, in April 2025, the Company received a waiver from certain lenders of its 2029 Term Loan Facility and certain holders of its 2031 Notes and entered into a privately negotiated agreement with a holder of its 2027 Notes to repurchase $14.0 million principal amount of its outstanding 2027 Notes at 105% of par value, plus accrued and unpaid interest, for $15.0 million in cash. This transaction was financed using proceeds from the Company's 2029 Delayed Draw Facility, and as a result as of March 31, 2026, $15.0 million had been drawn under the 2029 Delayed Draw Facility.

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

The components of net periodic pension and postretirement benefits include the following:

	Pension benefits		Postretirement benefits
	Three months ended March 31,		Three months ended March 31,
In thousands	2026	2025	2026	2025
Service cost - benefits earned during the period	$224	$248	$7	$8
Interest cost on benefit obligations(a)	17,513	20,387	464	526
Expected return on plan assets(a)	(20,618)	(22,860)	—	—
Amortization of prior service cost (benefit)(a)	18	17	(142)	(142)
Amortization of actuarial loss (gain)(a)	710	577	(396)	(419)
Total benefit, net	$(2,153)	$(1,631)	$(67)	$(27)
(a) Amounts are included in Other income (expense), net in the condensed consolidated statements of operations and comprehensive income (loss).

Contributions

We are contractually obligated to contribute to our pension and postretirement benefit plans. During the three months ended March 31, 2026, we contributed $0.3 million and $1.3 million to our pension and other postretirement plans, respectively.

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

As of March 31, 2026 and December 31, 2025, assets and liabilities recorded at fair value and measured on a recurring basis primarily consist of pension plan assets. As permitted by U.S. GAAP, we use net asset values ("NAV") as a practical expedient to determine the fair value of certain investments. These investments measured at NAV have not been classified in the fair value hierarchy.

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

NOTE 9 — Income taxes

The following table outlines our pre-tax net income (loss) and income tax amounts:

	Three months ended March 31,
In thousands	2026	2025
Income (loss) before income taxes	$30,675	$(14,147)
Provision (benefit) for income taxes	10,784	(6,814)
Effective tax rate	35.2%	48.2%

The provision (benefit) for income taxes is calculated by applying the projected annual effective tax rate for the year to the current period's income or loss before tax, adjusted for the tax effects of any significant or unusual items (discrete events) and changes in tax laws.

The provision for income taxes for the three months ended March 31, 2026, was primarily driven by pre-tax book income and the global intangible low-taxed income inclusion, partially offset by the generation of research and development credits and excess tax benefits related to share-based compensation. The provision was calculated using an estimated annual effective tax rate of 36.2%. The estimated annual effective tax rate before discrete items is principally impacted by the projected full year pre-tax book income, the global intangible low-taxed income inclusion and state tax expense, partially offset by the generation of the research and development credit. The estimated annual effective tax rate is based on the projected tax expense for the full year.

The total amount of unrecognized tax benefits that, if recognized, may impact the effective tax rate was approximately $46.0 million as of March 31, 2026 and December 31, 2025. It is reasonably possible that further adjustments to our unrecognized tax benefits may be made within the next twelve months as a result of audit settlements, judicial proceedings, lapses of statutes of limitations, or regulatory developments. At this time, an estimate of the potential change to the amount of unrecognized tax benefits cannot be made.

The Company recognizes interest and penalties related to tax matters, including unrecognized tax benefit, as a component of income tax expense. As of each of March 31, 2026 and December 31, 2025, the amount of accrued interest and penalties payable related to uncertain tax positions was immaterial.

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

NOTE 10 — Supplemental equity and other information

Income (loss) per share

The following table sets forth the information to compute basic and diluted income (loss) per share:

	Three months ended March 31,
In thousands, except per share data	2026	2025
Net income (loss) attributable to USA TODAY Co.	$19,891	$(7,333)
Interest adjustment to Net income (loss) attributable to USA TODAY Co. related to assumed conversions of the:
2031 Notes	2,717	—
2027 Notes	441	—
Net income (loss) attributable to USA TODAY Co. for diluted earnings per share	$23,049	$(7,333)

Basic weighted average shares outstanding	146,087	143,392
Effect of dilutive securities:
Restricted stock grants(a)	1,846	—
2031 Notes(b)	44,745	—
2027 Notes(c)	4,822	—
Diluted weighted average shares outstanding	197,500	143,392

Income (loss) per share attributable to USA TODAY Co. - basic	$0.14	$(0.05)
Income (loss) per share attributable to USA TODAY Co. - diluted	$0.12	$(0.05)
(a) Includes restricted stock awards, restricted stock units and performance stock units.
(b) Represents the total number of shares that would have been convertible for the three months ended March 31, 2026 as stipulated in the 2031 Notes Indenture.
(c) Represents the total number of shares that would have been convertible for the three months ended March 31, 2026 as stipulated in the 2027 Notes Indenture.

The Company excluded the following securities from the computation of diluted income (loss) per share because their effect would have been antidilutive:

	Three months ended March 31,
In thousands	2026	2025
Restricted stock grants(a)	—	4,589
2031 Notes(b)	—	44,745
2027 Notes(c)	—	7,612
Stock options	4,716	5,416
(a)Includes restricted stock awards, restricted stock units and performance stock units.
(b)Represents the total number of shares that would have been convertible for the three months ended March 31, 2025 as stipulated in the 2031 Notes Indenture.
(c)Represents the total number of shares that would have been convertible for the three months ended March 31, 2025 as stipulated in the 2027 Notes Indenture.

The 2031 Notes and 2027 Notes may be converted at any time by the Holders into cash, shares of the Company's Common Stock or any combination of cash and Common Stock, at the Company's election. Conversion of all of the 2031 Notes and 2027 Notes into Common Stock (assuming the maximum increase in the conversion rate as a result of a Make-Whole Fundamental Change but no other adjustments to the conversion rate), would result in the issuance of an aggregate of 143.9 million shares of Common Stock and 14.3 million shares of Common Stock, respectively. The Company has excluded from the income (loss) per share calculation approximately 99.1 million shares related to the possible conversion of the 2031 Notes and 9.4 million shares related to the possible conversion of the 2027 Notes, representing the difference between the total number of shares that would be convertible at March 31, 2026 and the total number of shares issuable assuming the maximum increase in the conversion rate.

Share-based compensation

Share-based compensation expense was $2.1 million for the three months ended March 31, 2026, and $2.9 million for the three months ended March 31, 2025, and is included in Selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss).

The total compensation cost not yet recognized related to non-vested awards as of March 31, 2026 was $13.0 million, and is expected to be recognized over a weighted-average period of 2.0 years through April 2028.

Equity awards

There were approximately 4 thousand restricted stock units granted during the three months ended March 31, 2026.

Cash awards

The Company grants certain employees either long-term cash awards ("LTCAs") or cash performance units ("CPUs"). CPUs generally vest and pay out in cash on the third anniversary of the grant date based upon the achievement of threshold goals depending on actual performance against financial objectives over a three-year period. LTCAs generally vest and pay out in cash on the first, second and third anniversaries of the date of grant. As of March 31, 2026, there was approximately $14.3 million of unrecognized compensation expense related to cash awards.

Preferred stock

The Company has authorized 300,000 shares of preferred stock, par value $0.01 per share, issuable in one or more series designated by the Company's Board of Directors, none of which have been issued. There were no issuances of preferred stock during the three months ended March 31, 2026.

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

During the three months ended March 31, 2026, the Company did not repurchase any shares of Common Stock under the Stock Repurchase Program. As of March 31, 2026, the remaining authorized amount under the Stock Repurchase Program was approximately $96.9 million.

Accumulated other comprehensive loss, net of tax

The following tables summarize the components of, and the changes in, Accumulated other comprehensive loss, net of tax:

	Three months ended March 31, 2026
In thousands	Pension and postretirement benefit plans	Foreign currency translation	Total
Beginning balance	$(74,007)	$15,102	$(58,905)
Other comprehensive income (loss) before reclassifications	2,300	(6,286)	(3,986)
Amounts reclassified from accumulated other comprehensive income(a)(b)	138	—	138
Current period other comprehensive income (loss)	2,438	(6,286)	(3,848)
Ending balance	$(71,569)	$8,816	$(62,753)
(a)Amounts reclassified from accumulated other comprehensive income are included in the computation of net periodic benefit cost. See Note 7 — Pensions and other postretirement benefit plans.
(b)Amounts reclassified from accumulated other comprehensive income are recorded net of tax impacts of $52 thousand and $9 thousand for the three months ended March 31, 2026 and 2025, respectively.

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

We regularly provide management reports to the CODM that include Segment revenues and Segment Adjusted EBITDA (defined below). Significant Segment expenses regularly provided to the CODM, and included within Segment Adjusted

EBITDA, include Payroll, Benefits, Newsprint and other production materials, Distribution, Outside services and Digital cost of goods sold.

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

The following tables below present summarized financial information for each of the Company's reportable segments.

Revenues

	Three months ended March 31, 2026
In thousands	USA TODAY Media	Newsquest	LocaliQ	Total
External revenues	$389,589	$57,868	$99,684	$547,141
Intersegment revenues	26,522	1,908	—	28,430
Segment revenues	$416,111	$59,776	$99,684	$575,571
Reconciliation of revenues:
Other revenues				1,344
Elimination of intersegment revenues				(28,430)
Total revenues				$548,485

	Three months ended March 31, 2025
In thousands	USA TODAY Media	Newsquest	LocaliQ	Total
External revenues	$407,232	$54,153	$108,709	$570,094
Intersegment revenues	32,838	1,695	—	34,533
Segment revenues	$440,070	$55,848	$108,709	$604,627
Reconciliation of revenues:
Other revenues				1,479
Elimination of intersegment revenues				(34,533)
Total revenues				$571,573

Reconciliation of Segment Revenues to Segment Adjusted EBITDA

	Three months ended March 31, 2026			Three months ended March 31, 2025
In thousands	USA TODAY Media	Newsquest	LocaliQ	USA TODAY Media	Newsquest	LocaliQ
Segment revenues	$416,111	$59,776	$99,684	$440,070	$55,848	$108,709
Less:
Payroll	113,275	25,865	22,208	129,679	23,452	25,027
Benefits	20,627	1,088	3,065	26,095	1,048	3,696
Newsprint and other production materials	13,292	2,961	—	15,884	2,949	—
Distribution	58,137	3,135	—	64,505	3,010	—
Outside services	38,677	3,116	5,060	42,088	2,875	2,872
Digital cost of goods sold	37,588	2,167	60,946	42,240	2,000	66,467
Other(a)	75,056	6,584	1,653	88,271	6,580	2,178
Segment Adjusted EBITDA	$59,459	$14,860	$6,752	$31,308	$13,934	$8,469
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
Reconciliation of Segment Adjusted EBITDA to Net income (loss) attributable to USA TODAY Co.

	Three months ended March 31,
in thousands	2026	2025
USA TODAY Media	$59,459	$31,308
Newsquest	14,860	13,934
LocaliQ	6,752	8,469
Segment Adjusted EBITDA	$81,071	$53,711
Corporate	7,995	3,202
Provision (benefit) for income taxes	10,784	(6,814)
Interest expense	21,240	26,083
Loss on early extinguishment of debt	75	1,274
Depreciation and amortization	31,190	42,634
Integration and reorganization costs(a)	2,193	9,498
Asset impairments	—	1,894
Gain on sale or disposal of assets, net	(7,844)	(20,680)
Share-based compensation expense	2,070	2,879
Other (income) expense, net(b)	(6,523)	1,074
Net income (loss) attributable to USA TODAY Co.	$19,891	$(7,333)
(a)    Integration and reorganization costs mainly reflect severance-related expenses and other reorganization-related costs, designed primarily to right-size the Company's employee base, consolidate facilities and improve operations.
(b)    Other (income) expense, net primarily reflects Google litigation costs and other legal settlements, consulting fees related to a discrete initiative to reformulate our go-to-market strategy and post-sales processes, (gains) losses from the sale of investments, third-party debt costs and the components of net periodic pension and postretirement benefits other than service cost.

Asset and asset related information by segment are not key measures of performance used by the CODM function. Accordingly, we have not disclosed asset and asset related information by segment.

NOTE 13 — Other supplemental information

Disposition

On February 28, 2025, the Company completed its sale of the Statesman. As a result of the sale, we recognized a pre-tax gain of approximately $20.8 million, net of selling expenses, which is included in Gain on sale or disposal of assets, net in the condensed consolidated statement of operations and comprehensive income (loss) for the three months ended March 31, 2025.

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

The following table presents a reconciliation of cash, cash equivalents and restricted cash:

	March 31,
In thousands	2026	2025
Cash and cash equivalents	$85,173	$85,912
Restricted cash included in other current assets	23	60
Restricted cash included in pension and other assets	7,309	10,111
Total cash, cash equivalents and restricted cash	$92,505	$96,083

Supplemental cash flow information

The following table presents supplemental cash flow information, including non-cash investing and financing activities:

	Three months ended March 31,
In thousands	2026	2025
Cash paid for taxes, net of refunds	$2,062	$72
Cash paid for interest	16,430	7,946
Non-cash investing and financing activities:
Accrued capital expenditures	$21,700	$34,611

Accounts payable and accrued liabilities

A breakout of Accounts payable and accrued liabilities is presented below:

In thousands	March 31, 2026	December 31, 2025
Accounts payable	$141,878	$144,401
Compensation	48,824	79,505
Taxes (primarily property, sales, and payroll taxes)	11,014	8,693
Benefits	19,322	19,985
Interest	11,834	8,972
Other	52,230	46,596
Accounts payable and accrued liabilities	$285,102	$308,152

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations and quantitative and qualitative disclosures should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission on February 26, 2026. Management's Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements that reflect our plans, estimates, and beliefs, all of which are based on our current expectations and could be affected by certain uncertainties, risks, and other factors described under "Cautionary Note Regarding Forward-Looking Statements," "Risk Factors," and elsewhere throughout this Quarterly Report on Form 10-Q, as well as the factors described in our Annual Report on Form 10-K for the year ended December 31, 2025, and subsequent periodic reports filed with the Securities and Exchange Commission, particularly under "Risk Factors." Our actual results could differ materially from those discussed in the forward-looking statements.

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
•Shortages of newsprint have resulted in price volatility, and we have experienced and expect continued price increases in 2026.
•Our revenues and results of operations continue to be influenced by general macroeconomic conditions, including, but not limited to, trade policy, inflation, interest rates, housing demand, employment levels, and consumer confidence, as well as economic and political instability, global conflicts, and other geopolitical events. We believe that these factors are contributing to uncertainty, which is resulting in lower levels of advertising performance and reduced spending.
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

Recent developments

On January 31, 2026, we completed the transfer of The Detroit News from MediaNews Group (the "Detroit News Transaction"). Financing for the Detroit News Transaction was funded partially with cash on the balance sheet, and in part with incremental debt financing under our $900.0 million five-year first lien term loan facility (the "2029 Term Loan Facility") in an aggregate principal amount equal to $15.0 million from funds managed by affiliates of Apollo Global Management Inc. As part of the financing, certain terms of our 2029 Term Loan Facility, as described in Note 6 — Debt in the notes to the condensed consolidated financial statements, were amended. The Detroit News Transaction was accounted for as an equity transaction as we retained control of the business both before and after the transfer. Accordingly, no gain or loss or step-up in basis was recognized in the condensed consolidated statements of operations and comprehensive income (loss).

Macroeconomic environment

We are exposed to certain risks and uncertainties caused by factors beyond our control, including, among other things, trade policy, inflation, interest rates, housing demand, employment levels, and consumer confidence, as well as economic and political instability, global conflicts, and other geopolitical events. We believe that these uncertain economic conditions have adversely impacted and may continue to have an adverse impact on our revenues, and the occurrence of these factors has resulted in a reduction in demand for our print and digital advertising, reduced the rates for our advertising, and caused marketers to shift, reduce or stop spend.

We are exposed to potential increases in interest rates associated with our 2029 Term Loan Facility, which as of March 31, 2026, accounted for approximately 75% of our outstanding debt, as well as fluctuations in foreign currency exchange rates, primarily related to our operations in the U.K. We expect continued uncertainty and volatility in the U.S. and global economies which will continue to impact our business.

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

Foreign currency

Our U.K. media operations are conducted through our Newsquest subsidiary. In addition, we have foreign operations in regions such as Canada, Australia and New Zealand. Earnings from operations in foreign regions are translated into U.S. dollars at average exchange rates prevailing during the period, and assets and liabilities are translated at exchange rates in effect at the balance sheet date. Currency translation fluctuations have and are expected to continue to impact revenues, expenses, and Segment Adjusted EBITDA for our international operations. For example, our international revenues are favorably impacted as the U.S. dollar weakens relative to other foreign currencies, and unfavorably impacted as the U.S. dollar strengthens relative to other foreign currencies. During the three months ended March 31, 2026, foreign currency exchange rate fluctuations had a positive impact on our revenues and Segment Adjusted EBITDA and a negative impact on costs.

Reclassifications

Certain reclassifications have been made to the prior periods unaudited condensed consolidated financial statements to conform to classifications used in the current periods. These reclassifications had no impact on net income (loss), equity or cash flows as previously reported.

Use of website to distribute material company information

Our website is www.usastodayco.com. Information contained on our website is not part of this Quarterly Report on Form 10-Q. We use our website as a distribution channel for material company information. Financial and other important information regarding the Company is routinely posted on and accessible on the Investor Relations and News and Events subpages of our website, which are accessible by clicking on the tab labeled "Investor Relations" and "News and Events", respectively, on the website home page. Therefore, investors should look to the Investor Relations, and News and Events subpages of the Company's website for important and time-critical information.

RESULTS OF OPERATIONS

Consolidated summary

A summary of our consolidated results is presented below. Refer to Segment results below for a discussion of results by segment.

	Three months ended March 31,
In thousands, except per share amounts			Change
	2026	2025	$	%
Digital(a)	$261,917	$250,394	$11,523	5%
Print and commercial(b)	286,568	321,179	(34,611)	(11)%
Total revenues	548,485	571,573	(23,088)	(4)%
Operating costs	327,351	356,622	(29,271)	(8)%
Selling, general and administrative expenses	150,780	167,516	(16,736)	(10)%
Depreciation and amortization	31,190	42,634	(11,444)	(27)%
Integration and reorganization costs	2,193	9,498	(7,305)	(77)%
Asset impairments	—	1,894	(1,894)	(100)%
Gain on sale or disposal of assets, net	(7,844)	(20,680)	12,836	(62)%
Interest expense	21,240	26,083	(4,843)	(19)%
Loss on early extinguishment of debt	75	1,274	(1,199)	(94)%
Equity income in unconsolidated investees, net	(652)	(195)	(457)	***
Other (income) expense, net(c)	(6,523)	1,074	(7,597)	***
Income (loss) before income taxes	30,675	(14,147)	44,822	***
Provision (benefit) for income taxes	10,784	(6,814)	17,598	***
Net income (loss) attributable to USA TODAY Co.	$19,891	$(7,333)	$27,224	***

Income (loss) per share attributable to USA TODAY Co. - basic	$0.14	$(0.05)	$0.19	***
Income (loss) per share attributable to USA TODAY Co. - diluted	$0.12	$(0.05)	$0.17	***
*** Indicates an absolute value percentage change greater than 100.
(a)    Amounts are net of intersegment eliminations of $28.4 million and $34.5 million for the three months ended March 31, 2026 and 2025, respectively. Intersegment eliminations represent digital marketing services revenues and expenses associated with products sold by sales teams in our USA TODAY Media and Newsquest segments but fulfilled by our LocaliQ segment. When discussing segment results, these revenues and expenses are presented gross but are eliminated in consolidation.
(b)    Included Commercial printing and delivery revenues of $28.7 million and $32.2 million for the three months ended March 31, 2026 and 2025, respectively.
(c)    Other (income) expense, net primarily reflects Google litigation costs and other legal settlements, consulting fees related to a discrete initiative to reformulate our go-to-market strategy and post-sales processes, (gains) losses from the sale of investments, third-party debt costs and the components of net periodic pension and postretirement benefits other than service cost.

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

For the three months ended March 31, 2026, we incurred Integration and reorganization costs of $2.2 million. Of the total costs incurred, $2.1 million were related to severance activities and were $0.1 million related to other reorganization-related costs.

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

Gain on sale or disposal of assets, net

For the three months ended March 31, 2026, we recognized a net gain on the sale of assets of $7.8 million, primarily at the USA TODAY Media segment as part of our plan to monetize assets.

For the three months ended March 31, 2025, we recognized a net gain on the sale of assets of $20.7 million, primarily related to a gain of $20.8 million recognized on the sale of the Austin American-Statesman (the "Statesman") at the USA TODAY Media segment as part of our plan to monetize assets.

Interest expense

For the three months ended March 31, 2026, Interest expense was $21.2 million compared to $26.1 million for the three months ended March 31, 2025. For the three months ended March 31, 2026, interest expense decreased compared to the three months ended March 31, 2025, mainly due to a lower debt balance.

Other (income) expense, net

A summary of Other (income) expense, net is presented below:

	Three months ended March 31,
			Change
In thousands	2026	2025	$	%
Google litigation costs and other legal settlements	$(3,028)	$3,594	$(6,622)	***
Other(a)	(3,495)	(2,520)	(975)	39%
Other (income) expense, net	$(6,523)	$1,074	$(7,597)	***
*** Indicates an absolute value percentage change greater than 100.
(a)     Primarily includes the components of net periodic pension and postretirement benefits other than service cost, consulting fees related to a discrete initiative to reformulate our go-to-market strategy and post-sales processes, (gains) losses from the sale of investments and third-party debt costs.

Provision (benefit) for income taxes

The following table outlines our pre-tax net income (loss) before income taxes and income tax accounts:

	Three months ended March 31,
In thousands	2026	2025
Income (loss) before income taxes	$30,675	$(14,147)
Provision (benefit) for income taxes	10,784	(6,814)
Effective tax rate	35.2%	48.2%

The provision (benefit) for income taxes is calculated by applying the projected annual effective tax rate for the year to the current period's income or loss before tax, adjusted for the tax effects of any significant or unusual items (discrete events) and changes in tax laws.

The provision for income taxes for the three months ended March 31, 2026, was primarily driven by pre-tax book income and the global intangible low-taxed income inclusion, partially offset by the generation of research and development credits and excess tax benefits related to share-based compensation. The provision was calculated using an estimated annual effective tax rate of 36.2%. The estimated annual effective tax rate before discrete items is principally impacted by the projected full year pre-tax book income, the global intangible low-taxed income inclusion and state tax expense, partially offset by the generation of the research and development credit. The estimated annual effective tax rate is based on the projected tax expense for the full year.

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

For the three months ended March 31, 2026, Net income attributable to USA TODAY Co. and diluted income per share attributable to USA TODAY Co. were $19.9 million and $0.12, respectively, compared to Net loss attributable to USA TODAY Co. and diluted loss per share attributable to USA TODAY Co. of $7.3 million and $0.05, respectively, for the three months ended March 31, 2025. The change for the three months ended March 31, 2026, compared to the same periods in the prior year reflects the various items discussed above.

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
Reconciliation of Net income (loss) attributable to USA TODAY Co. to Total Adjusted EBITDA

	Three months ended March 31,
In thousands	2026	2025
Net income (loss) attributable to USA TODAY Co.	$19,891	$(7,333)
Provision (benefit) for income taxes	10,784	(6,814)
Interest expense	21,240	26,083
Loss on early extinguishment of debt	75	1,274
Depreciation and amortization	31,190	42,634
Integration and reorganization costs(a)	2,193	9,498
Asset impairments	—	1,894
Gain on sale or disposal of assets, net	(7,844)	(20,680)
Share-based compensation expense	2,070	2,879
Other (income) expense, net(b)	(6,523)	1,074
Total Adjusted EBITDA	$73,076	$50,509
(a)    Integration and reorganization costs mainly reflect severance-related expenses and other reorganization-related costs, designed primarily to right-size the Company's employee base, consolidate facilities and improve operations.
(b)    Other (income) expense, net primarily reflects Google litigation costs and other legal settlements, consulting fees related to a discrete initiative to reformulate our go-to-market strategy and post-sales processes, (gains) losses from the sale of investments, third-party debt costs and the components of net periodic pension and postretirement benefits other than service cost.

USA TODAY Media segment

A summary of our USA TODAY Media segment results is presented below:

	Three months ended March 31,
			Change
In thousands	2026	2025	$	%
Digital	$168,058	$156,051	$12,007	8%
Print and commercial	248,053	284,019	(35,966)	(13)%
Segment revenues	416,111	440,070	(23,959)	(5)%
Operating costs	249,012	279,718	(30,706)	(11)%
Selling, general and administrative expenses	108,292	129,239	(20,947)	(16)%
Equity income in unconsolidated investees, net	(652)	(195)	(457)	***
Segment Adjusted EBITDA	$59,459	$31,308	$28,151	90%
*** Indicates an absolute value percentage change greater than 100.

Revenues

The following table provides the breakout of Revenues by category:

	Three months ended March 31,
			Change
In thousands	2026	2025	$	%
Digital advertising	$67,945	$71,454	$(3,509)	(5)%
Digital marketing services	27,973	32,758	(4,785)	(15)%
Digital-only subscription	43,382	41,266	2,116	5%
Digital other	28,758	10,573	18,185	172%
Digital	168,058	156,051	12,007	8%

Print advertising	90,264	105,175	(14,911)	(14)%
Print circulation	115,049	133,204	(18,155)	(14)%
Commercial and other(a)	42,740	45,640	(2,900)	(6)%
Print and commercial	248,053	284,019	(35,966)	(13)%

Segment revenues	$416,111	$440,070	$(23,959)	(5)%
(a) Included Commercial printing and delivery revenues of $26.3 million and $29.8 million for the three months ended March 31, 2026 and 2025, respectively.

For the three months ended March 31, 2026, Digital advertising revenues decreased compared to the three months ended March 31, 2025, primarily due to a decrease in national programmatic and sponsored link revenues and the absence of revenues in 2026 associated with businesses divested of $0.6 million, partially offset by higher classified advertising spend.

For the three months ended March 31, 2026, Digital marketing services revenues decreased compared to the three months ended March 31, 2025, primarily due to a decrease in client count and the absence of revenues in 2026 associated with a business divested of $1.5 million.

For the three months ended March 31, 2026, Digital-only subscription revenues increased compared to the three months ended March 31, 2025, primarily due to an increase in digital-only subscription average revenue per user ("Digital-only ARPU") of 48%, partially offset by the absence of revenues in 2026 associated with businesses divested of $0.7 million. Refer to "Key Performance Indicators" below for further discussion of Digital-only ARPU.

For the three months ended March 31, 2026, Digital other revenues increased compared to the three months ended March 31, 2025, primarily due to an increase in revenues from AI partnerships.

For the three months ended March 31, 2026, Print advertising revenues decreased compared to the three months ended March 31, 2025, primarily due to a decrease in local advertiser inserts and print display advertisements, lower classified advertisement spend and the absence of revenues in 2026 associated with businesses divested of $8.4 million.

For the three months ended March 31, 2026, Print circulation revenues decreased compared to the three months ended March 31, 2025, primarily due to a decline in home delivery revenues as a result of a reduction in the volume of subscribers, and to a lesser extent a decline in single copy revenues, partially offset by an increase in rates. The decrease for the three months ended March 31, 2026 was also due to the absence of revenues in 2026 associated with businesses divested of $1.4 million.

For the three months ended March 31, 2026, Commercial and other revenues decreased compared to the three months ended March 31, 2025, mainly driven by the decline in production volume related to the absence of revenues in 2026 associated with businesses divested of $4.3 million, partially offset by an increase in commercial print volume.

Operating costs

The following table provides the breakout of Operating costs for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
			Change
In thousands	2026	2025	$	%
Newsprint and other production materials	$13,292	$15,884	$(2,592)	(16)%
Distribution	58,137	64,505	(6,368)	(10)%
Compensation and benefits	82,231	94,226	(11,995)	(13)%
Outside services	66,885	71,768	(4,883)	(7)%
Other	28,467	33,335	(4,868)	(15)%
Total operating costs	$249,012	$279,718	$(30,706)	(11)%

For the three months ended March 31, 2026, Newsprint and other production materials decreased compared to the three months ended March 31, 2025, primarily due to the impact of businesses divested of $1.5 million, including lower volume driven by the decline in revenues.

For the three months ended March 31, 2026, Distribution costs decreased compared to the three months ended March 31, 2025, primarily due to the impact of businesses sunset of $6.1 million.

For the three months ended March 31, 2026, Compensation and benefits costs decreased compared to the three months ended March 31, 2025, primarily due to a decrease in headcount tied to ongoing cost control initiatives and the conversion to mail delivery in multiple markets.

For the three months ended March 31, 2026, Outside services costs, which includes professional services fulfilled by third parties, media fees and other digital costs, and paid search and ad serving services, decreased compared to the three months ended March 31, 2025, primarily due to a decrease in third-party media fees of $4.7 million, including the impact of businesses divested of $1.3 million.

For the three months ended March 31, 2026, Other costs decreased compared to the three months ended March 31, 2025, primarily due to lower facility related expenses of $4.4 million, mainly associated with downsizing our facilities footprint.

Selling, general and administrative expenses

The following table provides the breakout of Selling, general and administrative expenses for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
			Change
In thousands	2026	2025	$	%
Compensation and benefits	$51,671	$61,548	$(9,877)	(16)%
Outside services and other	56,621	67,691	(11,070)	(16)%
Total selling, general and administrative expenses	$108,292	$129,239	$(20,947)	(16)%

For the three months ended March 31, 2026, Compensation and benefits costs decreased compared to the three months ended March 31, 2025, primarily due to a decrease in headcount tied to ongoing cost control initiatives.

For the three months ended March 31, 2026, Outside services and other costs, which include services fulfilled by third parties, decreased compared to the three months ended March 31, 2025, primarily due to lower costs associated with professional services, promotion, and technology, as well as the impact of businesses divested of $1.6 million.

Newsquest segment

A summary of our Newsquest segment results is presented below:

	Three months ended March 31,
			Change
In thousands	2026	2025	$	%
Digital	$21,261	$18,688	$2,573	14%
Print and commercial	38,515	37,160	1,355	4%
Segment revenues	59,776	55,848	3,928	7%
Operating costs	29,827	27,780	2,047	7%
Selling, general and administrative expenses	15,089	14,134	955	7%
Segment Adjusted EBITDA	$14,860	$13,934	$926	7%

Our U.K. media operations are conducted through our Newsquest subsidiary, which are translated into U.S. dollars at average exchange rates prevailing during the period. Currency translation fluctuations have and are expected to continue to impact revenues, expenses and Segment Adjusted EBITDA. During the three months ended March 31, 2026, foreign currency exchange rate fluctuations had a positive impact on our revenues and Segment Adjusted EBITDA and a negative impact on costs.

Revenues

The following table provides the breakout of Revenues by category:

	Three months ended March 31,
			Change
In thousands	2026	2025	$	%
Digital advertising	$12,936	$11,917	$1,019	9%
Digital marketing services	2,113	1,870	243	13%
Digital-only subscription	2,557	1,993	564	28%
Digital other	3,655	2,908	747	26%
Digital	21,261	18,688	2,573	14%

Print advertising	18,123	17,453	670	4%
Print circulation	16,199	15,846	353	2%
Commercial and other(a)	4,193	3,861	332	9%
Print and commercial	38,515	37,160	1,355	4%

Segment revenues	$59,776	$55,848	$3,928	7%
(a) Included Commercial printing and delivery revenues of $2.5 million and $2.4 million for the three months ended March 31, 2026 and 2025, respectively.

For the three months ended March 31, 2026, Digital advertising revenues increased compared to the three months ended March 31, 2025, primarily due to the positive impact of foreign currency exchange rate fluctuations of $0.8 million.

For the three months ended March 31, 2026, Digital-only subscription revenues increased compared to the three months ended March 31, 2025, primarily driven by an increase in digital-only paid subscriptions. Refer to "Key Performance Indicators" below for further discussion of digital-only paid subscriptions.

For the three months ended March 31, 2026, Digital other revenues increased compared to the three months ended March 31, 2025, primarily due to an increase in digital content syndication.

For the three months ended March 31, 2026, Print advertising revenues increased compared to the three months ended March 31, 2025, primarily due to the positive impact of foreign currency exchange rate fluctuations of $1.2 million, partially offset by a decline in print display revenues and classified advertisement spend.

For the three months ended March 31, 2026, Print circulation revenues increased compared to the three months ended March 31, 2025, due to the positive impact of foreign currency exchange rate fluctuations of $1.1 million.

Operating costs

The following table provides the breakout of Operating costs for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
			Change
In thousands	2026	2025	$	%
Newsprint and other production materials	$2,961	$2,949	$12	—%
Distribution	3,135	3,010	125	4%
Compensation and benefits	14,872	13,129	1,743	13%
Outside services	3,581	3,369	212	6%
Other	5,278	5,323	(45)	(1)%
Total operating costs	$29,827	$27,780	$2,047	7%

For the three months ended March 31, 2026, Compensation and benefits costs increased compared to the three months ended March 31, 2025, primarily due to higher employer taxes and higher wages, including minimum wages.

Selling, general and administrative expenses

The following table provides the breakout of Selling, general and administrative expenses for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
			Change
In thousands	2026	2025	$	%
Compensation and benefits	$12,081	$11,371	$710	6%
Outside services and other	3,008	2,763	245	9%
Total selling, general and administrative expenses	$15,089	$14,134	$955	7%

For the three months ended March 31, 2026, Compensation and benefits costs increased compared to the three months ended March 31, 2025, primarily due to the impact of foreign currency exchange rate fluctuations.

LocaliQ segment

A summary of our LocaliQ segment results is presented below:

	Three months ended March 31,
			Change
In thousands	2026	2025	$	%
Digital(a)	$99,684	$108,709	$(9,025)	(8)%
Segment revenues	99,684	108,709	(9,025)	(8)%
Operating costs	72,764	78,501	(5,737)	(7)%
Selling, general and administrative expenses	20,168	21,739	(1,571)	(7)%
Segment Adjusted EBITDA	$6,752	$8,469	$(1,717)	(20)%
(a)Digital revenues are solely generated by digital marketing services revenues.

Revenues

For the three months ended March 31, 2026, Digital revenues decreased compared to the three months ended March 31, 2025, primarily due to a decline in the core direct business, mainly driven by a decline in customer count. Core platform average monthly revenues divided by average monthly customer count within the period ("Core platform ARPU") increased 4% for the three months ended March 31, 2026. Refer to "Key Performance Indicators" below for further discussion of Core platform ARPU.

Operating costs

The following table provides the breakout of Operating costs for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
			Change
In thousands	2026	2025	$	%
Outside services	$64,498	$67,981	$(3,483)	(5)%
Compensation and benefits	7,415	8,980	(1,565)	(17)%
Other	851	1,540	(689)	(45)%
Total operating costs	$72,764	$78,501	$(5,737)	(7)%

For the three months ended March 31, 2026, Outside services costs decreased compared to the three months ended March 31, 2025, due to a decrease of $5.5 million associated with third-party media fees driven by a corresponding decrease in revenues, partially offset by an increase of $2.0 million, mainly due to costs associated with outsourcing initiatives.

For the three months ended March 31, 2026, Compensation and benefits costs decreased compared to the three months ended March 31, 2025, primarily due to a decrease in headcount.

For the three months ended March 31, 2026, Other costs decreased compared to the three months ended March 31, 2025, primarily due to a reduction in lease expense associated with downsizing our facilities footprint.

Selling, general and administrative expenses

The following table provides the breakout of Selling, general and administrative expenses for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
			Change
In thousands	2026	2025	$	%
Compensation and benefits	$17,858	$19,743	$(1,885)	(10)%
Outside services and other	2,310	1,996	314	16%
Total selling, general and administrative expenses	$20,168	$21,739	$(1,571)	(7)%

For the three months ended March 31, 2026, Compensation and benefits costs decreased compared to the three months ended March 31, 2025, primarily due to a decrease in headcount.

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

The following tables provide information regarding certain KPIs for the USA TODAY Media, Newsquest and LocaliQ segments:

	Three months ended March 31,
In thousands, except ARPU	2026	2025	Change	% Change
Digital-only ARPU:
USA TODAY Media	$10.80	$7.31	$3.49	48%
Newsquest	$5.78	$5.76	$0.02	—%
Total USA TODAY Co.	$10.30	$7.22	$3.08	43%

	Three months ended March 31,
In thousands, except ARPU	2026	2025	Change	% Change
LocaliQ Core platform:
Core platform revenues	$99,337	$108,166	$(8,829)	(8)%
Core platform ARPU	$2,794	$2,693	$101	4%
Core platform average customer count	11.9	13.4	(1.5)	(11)%

	As of March 31,
In thousands	2026	2025	% Change
Digital-only paid subscriptions:
USA TODAY Media	1,311	1,810	(28)%
Newsquest	150	121	24%
Total USA TODAY Co.	1,461	1,931	(24)%

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

Details of our cash flows are included in the table below:

	Three months ended March 31,
In thousands	2026	2025
Cash provided by operating activities	$19,283	$23,308
Cash (used for) provided by investing activities	(3,649)	34,823
Cash used for financing activities	(20,599)	(78,354)
Effect of currency exchange rate change on cash	(342)	125
Decrease in cash, cash equivalents and restricted cash	$(5,307)	$(20,098)

Cash flows provided by operating activities: Our largest source of cash provided by operating activities is generated through circulation subscribers and advertising and marketing services, primarily from local and national print advertising, as well as retail, classified, and online revenues. Additionally, we generate cash through commercial printing and delivery services to third parties, and events. Our primary uses of cash from our operating activities include compensation, newsprint, delivery, and outside services.

Cash flows provided by operating activities were $19.3 million for the three months ended March 31, 2026, compared to $23.3 million for the three months ended March 31, 2025. The decrease in cash flows provided by operating activities was primarily due to an increase in cash paid for interest, an increase in severance payments and an increase in cash paid for taxes, partially offset by higher cash receipts related to deferred revenues and a decrease in contributions to our pension and other postretirement benefit plans.

Cash flows (used for) provided by investing activities: Cash flows used for investing activities were $3.6 million for the three months ended March 31, 2026, compared to $34.8 million in cash flows provided by investing activities for the three months ended March 31, 2025. The change in cash flows (used for) provided by investing activities was primarily due to the decrease in proceeds from the sale of real estate and other non-strategic assets of $39.1 million.

Cash flows used for financing activities: Cash flows used for financing activities were $20.6 million for the three months ended March 31, 2026, compared to $78.4 million for the three months ended March 31, 2025. The decrease in cash flows used for financing activities was primarily due to the decrease in repayments of long-term debt of $85.1 million, net of borrowings, partially offset by $28.5 million of payments made to a former partner.

Debt

As of March 31, 2026, the carrying value of our outstanding debt totaled $966.4 million, which consisted of $726.8 million related to our 2029 Term Loan Facility, $217.1 million related to our 6.000% Senior Secured Convertible Notes due 2031 (the "2031 Notes"), and $22.5 million related to our 6.000% Senior Secured Convertible Notes due 2027 (the "2027 Notes").

On January 23, 2026, the 2029 Term Loan Facility was amended (the "2029 Term Loan Amendment") in connection with the Detroit News Transaction completed on January 31, 2026.

As a result of the 2029 Term Loan Amendment, the 2029 Term Loan Facility bears interest at an annual rate equal, at the Borrower's option, to either (i) an alternate base rate (which shall not be less than 2.50% per annum) plus a margin equal to 3.50% per annum or (ii) Adjusted Term SOFR (which shall be no less than 1.50%) plus a margin equal to 4.50% per annum. In addition, the 2029 Term Loan Facility is amortized at a rate of $17.7 million per quarter, with a payment holiday for the fiscal quarter ending March 31, 2026.

We are required to repay the 2029 Term Loan Facility from time to time with (i) the proceeds of non-ordinary course asset sales and casualty and condemnation events, (ii) the proceeds of indebtedness that is not otherwise permitted under the 2029 Term Loan Facility and (iii) the aggregate amount of cash and cash equivalents on hand at the Company and our restricted subsidiaries in excess of $100.0 million as of the last day of any fiscal year of the Company (beginning with the fiscal year ended December 31, 2024). The 2029 Term Loan Facility will mature on October 15, 2029 and is freely prepayable without penalty, except as amended in the 2029 Term Loan Amendment to include a 1.00% prepayment premium payable in connection with any prepayment of the 2029 Term Loan Facility using either (i) the proceeds received by the Company or any of its subsidiaries from the civil action filed by the Company on June 20, 2023 against Google LLC and Alphabet Inc. or any other judgments, proceeds of settlements or other consideration of any kind in connection with any cause of action with an aggregate amount of proceeds received in excess of $50.0 million or (ii) the proceeds of indebtedness incurred by the Company or any of its subsidiaries for the purposes of refinancing all or substantially all the 2029 Term Loan Facility.

For the three months ended March 31, 2026, we prepaid $4.0 million under the 2029 Term Loan Facility, which was classified as financing activities in the Consolidated statements of cash flows.

Interest on the 2027 Notes and 2031 Notes is payable semi-annually in arrears, and the 2027 Notes and 2031 Notes mature on December 1, 2027, and December 1, 2031, respectively, unless earlier repurchased or converted. The 2027 Notes and 2031 Notes may be converted at any time by the Holders into cash, shares of our common stock, par value $0.01 per share (the "Common Stock") or any combination of cash and Common Stock, at the Company's election. The initial conversion rate for both the 2027 Notes and the 2031 Notes is 200 shares of Common Stock per $1,000 principal amount of the 2027 Notes and 2031 Notes, respectively, which is equal to a conversion price of $5.00 per share of Common Stock (the "Conversion Price"). For the three months ended March 31, 2026, no shares of Common Stock were issued upon conversion, exercise, or satisfaction of the required conditions of the 2027 Notes or the 2031 Notes.

Our 2029 Term Loan Facility, 2031 Notes and 2027 Notes all contain usual and customary covenants and events of default. As of March 31, 2026, we were in compliance with all such covenants and obligations.

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

During the three months ended March 31, 2026, we did not repurchase any shares of Common Stock under the Stock Repurchase Program. As of March 31, 2026, the remaining authorized amount under the Stock Repurchase Program was approximately $96.9 million.

We expect our capital expenditures for the remainder of 2026 to total approximately $46 million. These capital expenditures are anticipated to be primarily comprised of projects related to digital product development, costs associated with our technology systems, print facilities, office facilities and equipment upgrades.

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

CRITICAL ACCOUNTING ESTIMATES

See our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for a discussion of our critical accounting policies and use of estimates. There have been no material changes to our critical accounting policies and use of estimates discussed in such report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes during the quarter ended March 31, 2026, to the information disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk of our Form 10-K for the fiscal year ended December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding legal proceedings may be found in Note 11 — Commitments, contingencies, and other matters — Legal proceedings of the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors described in Part I, Item 1A, Risk Factors of our Form 10-K for the fiscal year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

The following table provides information regarding shares withheld from our employees to satisfy certain tax obligations in connection with the vesting of restricted stock awards during the three months ended March 31, 2026. The shares of common stock withheld to satisfy tax withholding obligations may be deemed purchases of such shares required to be disclosed pursuant to this Item 2. We did not repurchase any of our equity securities in the open market during the three months ended March 31, 2026.

In thousands, except per share amounts	Total number of shares purchased (a)	Average price paid per share (a)	Total number of shares purchased as part of publicly announced program (b)	Maximum approximate dollar value of shares that may yet be purchased under the Stock Repurchase Program (b)
Period
January 1, 2026 - January 31, 2026	—	$—	—	$—
February 1, 2026 - February 28, 2026	—	$—	—	$—
March 1, 2026 - March 31, 2026	410	$6.70	—	$—
Total	410	$6.70	—	$—
(a)Represents shares of Common Stock withheld pursuant to the 2023 Stock Incentive Plan to cover employee tax-withholding obligations upon vesting of restricted stock awards in the first quarter of 2026. Amounts in the average price paid per share column reflect the weighted average price for shares withheld in satisfaction of these tax-withholding obligations.
(b)The Company's Board of Directors has authorized the repurchase of up to $100 million of Common Stock (the "Stock Repurchase Program"). Repurchases may be made from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or by means of one or more tender offers, in each case, as permitted by securities laws and other legal requirements. During the three months ended March 31, 2026, the Company did not repurchase any shares of Common Stock under the Stock Repurchase Program. As of March 31, 2026, the remaining authorized amount under the Stock Repurchase Program was approximately $96.9 million. The Company does not anticipate repurchasing any shares of Common Stock pursuant to the Stock Repurchase Program during the second quarter of 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

This item is not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any "non-Rule 10b5-1 trading arrangement" (as defined by Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Number	Description	Location
10.1	Form of USA TODAY Co., Inc. Director Restricted Stock Unit Grant Agreement (2023 Stock Incentive Plan).*	Filed herewith.
10.2	Amendment No. 2 dated as of January 23, 2026, to the
Amended and Restated First Lien Credit Agreement
dated as of October 15, 2024, by and among USA
TODAY Co., Inc. (formerly Gannett Co., Inc.), Gannett
Holdings LLC, the other Guarantors party thereto, the
Lenders party thereto, and Apollo Administrative
Agency LLC, as administrative agent and collateral
	agent.	Incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K, filed February 26, 2026.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.	Filed herewith.
32.1	Section 1350 Certification of Principal Executive Officer.	Furnished herewith.
32.2	Section 1350 Certification of Principal Financial Officer.	Furnished herewith.
101
The following financial information from USA TODAY Co., Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income; (iii) Condensed Consolidated Statements of Cash Flow; (iv) Condensed Consolidated Statements of Equity; and (v) Notes to Condensed Consolidated Financial Statements
Attached.
104	Cover Page Interactive Data File (formatted as Inline XBRL and embedded within the Inline XBRL document)	Attached.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2026	USA TODAY CO., INC.

/s/ Trisha M. Gosser
Trisha M. Gosser
Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)