Form 10-Q
period 2026-06-30
USA TODAY Co., Inc.
filed 2026-08-06
CIK 1579684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q
_______________________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
Registrant's telephone number, including area code: (585) 598-0050

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 3, 2026, 146,817,941 shares of the registrant's Common Stock were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Part I, Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our current views regarding, among other things, our future or ongoing growth, results of operations, performance, business prospects and opportunities, stock repurchases, our expectations, in terms of both amount and timing, with respect to debt repayment and our capital structure, our foundation, and our environmental, social and governance goals, and are not statements of historical fact. Words such as "anticipate," "expect," "intend," "plan," "focus," "goal," "project," "opportunity," "believe," "will," "would," "could," "can," "may," "seek," "continue," "potential," "estimate" and similar expressions are intended to identify such forward-looking statements.

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

INDEX TO USA TODAY CO., INC.
Q2 2026 FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

USA TODAY CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except number of shares and par value	June 30, 2026	December 31, 2025
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$86,657	$90,213
Accounts receivable, net of allowance for credit losses of $11,743 and $13,600 as of June 30, 2026 and December 31, 2025, respectively	221,570	223,551
Inventory	12,695	12,888
Prepaid expenses	52,903	45,959
Other current assets	29,268	16,566
Total current assets	403,093	389,177
Property, plant and equipment, net of accumulated depreciation of $375,066 and $368,358 as of June 30, 2026 and December 31, 2025, respectively	164,523	178,461
Operating lease assets	110,698	122,513
Goodwill	518,453	518,762
Intangible assets, net	307,395	337,845
Deferred tax assets	70,552	77,858
Pension and other assets	216,097	212,542
Total assets	$1,790,811	$1,837,158
Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$288,020	$308,152
Deferred revenue	104,519	105,398
Current portion of long-term debt	70,741	69,315
Operating lease liabilities	29,942	33,435
Other current liabilities	4,118	1,483
Total current liabilities	497,340	517,783
Long-term debt	639,410	645,811
Convertible debt	240,043	239,112
Deferred tax liabilities	11,454	8,142
Pension and other postretirement benefit obligations	33,139	34,170
Long-term operating lease liabilities	131,870	146,421
Other long-term liabilities	84,293	91,107
Total noncurrent liabilities	1,140,209	1,164,763
Total liabilities	1,637,549	1,682,546
Commitments and contingent liabilities (See Note 11)
Equity
Preferred stock, $0.01 par value per share, 300,000 shares authorized, none of which were issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value per share, 2,000,000,000 shares authorized; 160,032,237 shares issued and 146,817,941 shares outstanding at June 30, 2026; 159,912,152 shares issued and 147,124,756 shares outstanding at December 31, 2025	1,600	1,599
Treasury stock, at cost, 13,214,296 shares and 12,787,396 shares at June 30, 2026 and December 31, 2025, respectively	(26,351)	(23,607)
Additional paid-in capital	1,263,881	1,287,821
Accumulated deficit	(1,022,781)	(1,051,797)
Accumulated other comprehensive loss	(62,604)	(58,905)
Total USA TODAY Co. stockholders' equity	153,745	155,111
Noncontrolling interests	(483)	(499)
Total equity	153,262	154,612
Total liabilities and equity	$1,790,811	$1,837,158
The accompanying notes are an integral part of these condensed consolidated financial statements.

USA TODAY CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
In thousands, except per share amounts	2026	2025	2026	2025
Digital	$254,320	$265,435	$516,237	$515,829
Print and commercial	282,017	319,426	568,585	640,605
Total revenues	536,337	584,861	1,084,822	1,156,434
Operating costs	328,089	359,448	655,440	716,070
Selling, general and administrative expenses	154,419	164,097	305,199	331,613
Depreciation and amortization	31,219	42,644	62,409	85,278
Integration and reorganization costs	2,302	12,318	4,495	21,816
Asset impairments	—	181	—	2,075
Loss (gain) on sale or disposal of assets, net	294	(1,584)	(7,550)	(22,264)
Interest expense	20,944	24,395	42,184	50,478
Loss on early extinguishment of debt	—	183	75	1,457
Equity income in unconsolidated investees, net	(555)	(839)	(1,207)	(1,034)
Other (income) expense, net	(14,838)	(6,908)	(21,361)	(5,834)
Income (loss) before income taxes	14,463	(9,074)	45,138	(23,221)
Provision (benefit) for income taxes	5,322	(87,472)	16,106	(94,286)
Net income	9,141	78,398	29,032	71,065
Net income attributable to noncontrolling interests	16	7	16	7
Net income attributable to USA TODAY Co.	$9,125	$78,391	$29,016	$71,058

Income per share attributable to USA TODAY Co. - basic	$0.06	$0.54	$0.20	$0.49
Income per share attributable to USA TODAY Co. - diluted	$0.06	$0.42	$0.18	$0.40

Other comprehensive income (loss):
Foreign currency translation adjustments	$99	$14,548	$(6,187)	$21,822
Pension and other postretirement benefit items:
Amortization of net actuarial gain (loss)	310	202	624	360
Amortization of prior service cost	(124)	(124)	(248)	(249)
Equity method investments	—	—	—	174
Other	(107)	(7,646)	2,768	(11,277)
Total pension and other postretirement benefit items	79	(7,568)	3,144	(10,992)
Other comprehensive income (loss) before tax	178	6,980	(3,043)	10,830
Income tax provision (benefit) related to components of other comprehensive income (loss)	29	(1,507)	656	(2,223)
Other comprehensive income (loss), net of tax	149	8,487	(3,699)	13,053
Comprehensive income	9,290	86,885	25,333	84,118
Comprehensive income attributable to noncontrolling interests	16	7	16	7
Comprehensive income attributable to USA TODAY Co.	$9,274	$86,878	$25,317	$84,111
The accompanying notes are an integral part of these condensed consolidated financial statements.

USA TODAY CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
In thousands	2026	2025
Operating activities
Net income	$29,032	$71,065
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	62,409	85,278
Share-based compensation expense	4,572	4,961
Non-cash interest expense	2,939	3,101
Gain on sale or disposal of assets, net	(7,550)	(22,264)
Loss on early extinguishment of debt	75	1,457
Asset impairments	—	2,075
Pension and other postretirement benefit obligations	(6,977)	(6,222)
Equity income in unconsolidated investees, net	(1,207)	(1,034)
Change in other assets and liabilities, net	(28,659)	(82,554)
Cash provided by operating activities	54,634	55,863
Investing activities
Purchase of property, plant and equipment	(28,690)	(28,604)
Proceeds from sale of real estate and other assets	9,286	50,247
Proceeds from the sale of investments	—	6,161
Cash (used for) provided by investing activities	(19,404)	27,804
Financing activities
Payments of deferred financing costs	—	(966)
Borrowings of long-term debt	14,652	15,000
Repayments of long-term debt	(21,710)	(97,879)
Repurchase of convertible debt	—	(14,647)
Payment to former partner	(28,475)	—
Treasury stock	(2,744)	(3,064)
Changes in other financing activities	(5)	(607)
Cash used for financing activities	(38,282)	(102,163)
Effect of currency exchange rate change on cash	(518)	(1,520)
Decrease in cash, cash equivalents and restricted cash	(3,570)	(20,016)
Cash, cash equivalents and restricted cash at beginning of period	97,812	116,181
Cash, cash equivalents and restricted cash at end of period	$94,242	$96,165
The accompanying notes are an integral part of these condensed consolidated financial statements.

USA TODAY CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three months ended June 30, 2026
	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Treasury stock		Non-controlling interest
In thousands	Shares	Amount				Shares	Amount		Total
Balance at March 31, 2026	159,916	$1,599	$1,261,347	$(62,753)	$(1,031,906)	13,214	$(26,351)	$(499)	$141,437
Net income attributable to USA TODAY Co.	—	—	—	—	9,125	—	—	16	9,141
Other comprehensive income, net(a)	—	—	—	149	—	—	—	—	149
Share-based compensation expense	—	—	2,502	—	—	—	—	—	2,502
Issuance of common stock	116	1	29	—	—	—	—	—	30
Other activity	—	—	3	—	—	—	—	—	3
Balance at June 30, 2026	160,032	$1,600	$1,263,881	$(62,604)	$(1,022,781)	13,214	$(26,351)	$(483)	$153,262

	Three months ended June 30, 2025
	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Treasury stock		Non-controlling interest
In thousands	Shares	Amount				Shares	Amount		Total
Balance at March 31, 2025	159,081	$1,591	$1,284,331	$(51,598)	$(1,060,879)	12,422	$(23,302)	$(505)	$149,638
Net income attributable to USA TODAY Co.	—	—	—	—	78,391	—	—	7	78,398
Other comprehensive income, net(a)	—	—	—	8,487	—	—	—	—	8,487
Share-based compensation expense	—	—	2,082	—	—	—	—	—	2,082
Equity component - 2027 Notes	—	—	(2,043)	—	—	—	—	—	(2,043)
Issuance of common stock	300	3	43	—	—	—	—	—	46
Treasury stock	—	—	—	—	—	95	(303)	—	(303)
Restricted share forfeiture	—	—	—	—	—	234	(2)	—	(2)
Other activity	—	—	286	—	—	—	—	—	286
Balance at June 30, 2025	159,381	$1,594	$1,284,699	$(43,111)	$(982,488)	12,751	$(23,607)	$(498)	$236,589
(a)    For the three months ended June 30, 2026 and 2025, Other comprehensive income is net of an income tax provision of $29 thousand and an income tax benefit of $1.5 million, respectively.

USA TODAY CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Six months ended June 30, 2026
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Treasury stock		Non-controlling interest
In thousands	Shares	Amount				Shares	Amount		Total
Balance at December 31, 2025	159,912	$1,599	$1,287,821	$(58,905)	$(1,051,797)	12,787	$(23,607)	$(499)	$154,612
Net income attributable to USA TODAY Co.	—	—	—	—	29,016	—	—	16	29,032
Other comprehensive loss, net(a)	—	—	—	(3,699)	—	—	—	—	(3,699)
Share-based compensation expense	—	—	4,572	—	—	—	—	—	4,572
Issuance of common stock	120	1	59	—	—	—	—	—	60
Equity transaction with former partner(b)	—	—	(28,475)	—	—	—	—	—	(28,475)
Treasury stock	—	—	—	—	—	410	(2,744)	—	(2,744)
Restricted share forfeiture	—	—	—	—	—	17	—	—	—
Other activity	—	—	(96)	—	—	—	—	—	(96)
Balance at June 30, 2026	160,032	$1,600	$1,263,881	$(62,604)	$(1,022,781)	13,214	$(26,351)	$(483)	$153,262

	Six months ended June 30, 2025
	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Treasury stock		Non-controlling interest
In thousands	Shares	Amount				Shares	Amount		Total
Balance at December 31, 2024	158,836	$1,588	$1,281,801	$(56,164)	$(1,053,546)	11,447	$(20,540)	$(505)	$152,634
Net income attributable to USA TODAY Co.	—	—	—	—	71,058	—	—	7	71,065
Other comprehensive income, net(a)	—	—	—	13,053	—	—	—	—	13,053
Performance stock units settled, net of withholdings	232	3	(523)	—	—	—	—	—	(520)
Share-based compensation expense	—	—	4,961	—	—	—	—	—	4,961
Equity component - 2027 Notes	—	—	(2,043)	—	—	—	—	—	(2,043)
Issuance of common stock	313	3	81	—	—	—	—	—	84
Treasury stock	—	—	—	—	—	966	(3,064)	—	(3,064)
Restricted share forfeiture	—	—	—	—	—	338	(3)	—	(3)
Other activity	—	—	422	—	—	—	—	—	422
Balance at June 30, 2025	159,381	$1,594	$1,284,699	$(43,111)	$(982,488)	12,751	$(23,607)	$(498)	$236,589
(a)    For the six months ended June 30, 2026 and 2025, Other comprehensive (loss) income is net of an income tax provision of $0.7 million and an income tax benefit of $2.2 million, respectively.
(b)    During the six months ended June 30, 2026, the Company completed a transaction with a former partner which was accounted for as an equity transaction as we retained control of the business both before and after the transfer. Accordingly, no gain or loss or step-up in basis was recognized in the condensed consolidated statements of operations and comprehensive income (loss).

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

In the opinion of management, the unaudited condensed consolidated financial statements as of June 30, 2026 include all the assets, liabilities, revenues, expenses, and cash flows of entities which USA TODAY Co. controls due to ownership of a majority voting interest ("subsidiaries"). In addition, in the opinion of management, the unaudited condensed consolidated financial statements as of June 30, 2026 reflect all necessary adjustments for a fair statement of the results for the interim period. All significant intercompany accounts and transactions have been eliminated in consolidation, and the Company consolidates its subsidiaries.

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

The following tables present our revenues disaggregated by segment and revenue type:

	Three months ended June 30, 2026
In thousands	USA TODAY Media	Newsquest	LocaliQ	Corporate	Intersegment eliminations	Consolidated
Digital advertising	$66,863	$12,901	$—	$—	$—	$79,764
Digital marketing services	28,278	2,028	106,631	—	(28,407)	108,530
Digital-only subscription	42,987	2,603	—	—	—	45,590
Digital other	15,611	3,685	—	1,140	—	20,436
Digital	153,739	21,217	106,631	1,140	(28,407)	254,320

Print advertising	93,577	17,735	—	—	—	111,312
Print circulation	109,270	15,887	—	—	—	125,157
Commercial and other(a)	41,138	4,410	—	—	—	45,548
Print and commercial	243,985	38,032	—	—	—	282,017

Total revenues(b)	$397,724	$59,249	$106,631	$1,140	$(28,407)	$536,337
(a)    For the three months ended June 30, 2026, included Commercial printing and delivery revenues of $26.9 million and $2.4 million at the USA TODAY Media and Newsquest segments, respectively.
(b)    Revenues generated from international operations comprised 13.1% of total revenues for the three months ended June 30, 2026.

	Three months ended June 30, 2025
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
(a)    For the three months ended June 30, 2025, included Commercial printing and delivery revenues of $28.7 million and $2.6 million at the USA TODAY Media and Newsquest segments, respectively.
(b)    Revenues generated from international operations comprised 12.3% of total revenues for the three months ended June 30, 2025.

	Six months ended June 30, 2026
In thousands	USA TODAY Media	Newsquest	LocaliQ	Corporate	Intersegment eliminations	Consolidated
Digital advertising	$134,808	$25,837	$—	$—	$—	$160,645
Digital marketing services	56,251	4,141	206,315	—	(56,837)	209,870
Digital-only subscription	86,369	5,160	—	—	—	91,529
Digital other	44,369	7,340	—	2,484	—	54,193
Digital	321,797	42,478	206,315	2,484	(56,837)	516,237

Print advertising	183,841	35,858	—	—	—	219,699
Print circulation	224,319	32,086	—	—	—	256,405
Commercial and other(a)	83,878	8,603	—	—	—	92,481
Print and commercial	492,038	76,547	—	—	—	568,585

Total revenues(b)	$813,835	$119,025	$206,315	$2,484	$(56,837)	$1,084,822
(a)     For the six months ended June 30, 2026, included Commercial printing and delivery revenues of $53.2 million and $4.9 million at the USA TODAY Media and Newsquest segments, respectively.
(b)     Revenues generated from international operations comprised 12.9% of total revenues for the six months ended June 30, 2026.

	Six months ended June 30, 2025
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
(a)     For the six months ended June 30, 2025, included Commercial printing and delivery revenues of $58.6 million and $5.0 million at the USA TODAY Media and Newsquest segments, respectively.
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

The following table presents the change in the deferred revenues balance:

	Six months ended June 30,
In thousands	2026	2025
Beginning balance	$105,398	$108,000
Receipts, net of refunds	463,919	470,417
Revenue recognized	(464,798)	(471,471)
Ending balance	$104,519	$106,946

NOTE 3 — Accounts receivable, net

Receivables are presented net of allowances, which reflect the Company's expected credit losses based on historical experience as well as current and expected economic conditions. The following table presents changes in the allowance for credit losses:

	Six months ended June 30,
In thousands	2026	2025
Beginning balance	$13,600	$13,596
Current period provision	2,340	2,878
Write-offs charged against the allowance	(4,827)	(4,894)
Recoveries of amounts previously written-off	689	785
Other	(59)	240
Ending balance	$11,743	$12,605

For the three and six months ended June 30, 2026, the Company recorded $2.0 million and $2.3 million in bad debt expense, respectively. For the three and six months ended June 30, 2025, the Company recorded $2.5 million and $2.9 million in bad debt expense, respectively. Bad debt expense is included in Selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss).

NOTE 4 — Goodwill and intangible assets

Goodwill and intangible assets consisted of the following:

	June 30, 2026			December 31, 2025
In thousands	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets:
Advertiser relationships	$434,583	$338,079	$96,504	$434,928	$317,104	$117,824
Other customer relationships	88,577	71,388	17,189	88,609	67,427	21,182
Subscriber relationships	240,266	210,425	29,841	240,272	205,602	34,670
Other intangible assets	66,570	66,570	—	66,870	66,837	33
Sub-total	$829,996	$686,462	$143,534	$830,679	$656,970	$173,709
Indefinite-lived intangible assets:
Mastheads			163,861			164,136
Total intangible assets			$307,395			$337,845
Goodwill			$518,453			$518,762

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

As of June 30, 2026, the Company performed a review of potential impairment indicators under both ASC 350 and ASC 360, and it was determined that no indicators of impairment were present.

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

Severance-related expenses

The Company recorded severance-related expenses by segment as follows:

	Three months ended June 30,		Six months ended June 30,
In thousands	2026	2025	2026	2025
USA TODAY Media	$631	$6,494	$1,746	$10,649
Newsquest	130	389	418	495
LocaliQ	—	8	50	1,117
Corporate	(48)	1,313	639	2,104
Total	$713	$8,204	$2,853	$14,365

A roll-forward of the accrued severance and related expenses included in Accounts payable and accrued liabilities on the condensed consolidated balance sheets for the six months ended June 30, 2026 is as follows:

In thousands	Severance and related expenses
Beginning balance	$10,119
Restructuring provision included in integration and reorganization costs	2,853
Cash payments	(9,963)
Ending balance	$3,009

Other reorganization-related costs

Other reorganization-related costs represent individual restructuring programs, designed primarily to right-size the Company's employee base, consolidate facilities and improve operations. The Company recorded Other reorganization-related costs by segment as follows:

	Three months ended June 30,		Six months ended June 30,
In thousands	2026	2025	2026	2025
USA TODAY Media(a)	$64	$2,462	$(617)	$1,628
Newsquest	—	5	(128)	5
Corporate(b)	1,525	1,647	2,387	5,818
Total	$1,589	$4,114	$1,642	$7,451
(a)    For the six months ended June 30, 2025, included the reversal of a withdrawal liability related to a multiemployer pension plan of $1.8 million based on the settlement of the withdrawal liability.
(b)    For the six months ended June 30, 2025, included $2.1 million expensed related to the departure of the Company's former Chief Financial Officer.

NOTE 6 — Debt

The Company's debt as of June 30, 2026 and December 31, 2025 consisted of the financing arrangements described below.

	June 30, 2026				December 31, 2025
In millions	Principal balance	Unamortized original issue discount	Unamortized deferred financing costs	Carrying value	Principal balance	Unamortized original issue discount	Unamortized deferred financing costs	Carrying value
2029 Term Loan Facility	$722.7	$(7.8)	$(4.8)	$710.1	$729.5	$(8.8)	$(5.6)	$715.1
2031 Notes	223.7	(4.1)	(2.3)	217.3	223.7	(4.4)	(2.5)	216.8
2027 Notes	24.1	(1.4)	—	22.7	24.1	(1.8)	—	22.3
Total debt	$970.5	$(13.3)	$(7.1)	$950.1	$977.3	$(15.0)	$(8.1)	$954.2
Less: Current portion of long-term debt	(70.7)	—	—	(70.7)	(69.3)	—	—	(69.3)
Non-current portion of long-term debt	$899.8	$(13.3)	$(7.1)	$879.4	$908.0	$(15.0)	$(8.1)	$884.9

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

As a result of the 2029 Term Loan Amendment, the 2029 Term Loan Facility bears interest at an annual rate equal, at the Borrower's option, to either (i) an alternate base rate (which shall not be less than 2.50% per annum) plus a margin equal to 3.50% per annum or (ii) Adjusted Term SOFR (which shall be no less than 1.50%) plus a margin equal to 4.50% per annum. In addition, the 2029 Term Loan Facility is amortized at a rate of $17.7 million per quarter, with a payment holiday for the first quarter of 2026.

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

The 2029 Term Loan Facility contains usual and customary covenants for credit facilities of this type, including a requirement to have minimum unrestricted cash of $30 million as of the last day of each fiscal quarter, and restricts, among other things, our ability to incur debt, grant liens, sell assets, make investments and pay dividends, in each case with customary exceptions, including an exception that permits dividends and repurchases of outstanding junior debt or equity in (i) an amount of up to $25 million per fiscal quarter if the First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 2.00 to 1.00 but greater than 1.50 to 1.00, (ii) an amount of up to $50 million per fiscal quarter if the First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 1.50 to 1.00 but greater than 1.00 to 1.00, and (iii) an unlimited amount if the First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 1.00 to 1.00. As of June 30, 2026, the Company was in compliance with all of the covenants and obligations under the 2029 Term Loan Facility.

As of June 30, 2026 and December 31, 2025, the 2029 Term Loan Facility was recorded at carrying value, which approximated fair value, in the Consolidated balance sheets and was classified as Level 2.

In connection with the 2029 Term Loan Facility, for the three and six months ended June 30, 2026, the Company recognized interest expense of $15.2 million and $30.8 million, respectively, and paid cash interest of $15.1 million and $31.5 million, respectively. For the three and six months ended June 30, 2025, the Company recognized interest expense of $18.6 million and $38.7 million, respectively, and paid cash interest of $24.5 million and $32.4 million, respectively.

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

For the three and six months ended June 30, 2026, the Company recognized amortization of original issue discount of $0.6 million and $1.2 million, respectively, and amortization of deferred financing costs of $0.4 million and $0.8 million, respectively. For the three and six months ended June 30, 2025, the Company recognized amortization of original issue discount of $0.6 million and $1.3 million, respectively, and amortization of deferred financing costs of $0.4 million and $0.8 million, respectively. Additionally, the Company recognized a loss on early extinguishment of debt of $0.1 million for the six months ended June 30, 2026, and $0.1 million and $1.4 million for the three and six months ended June 30, 2025, respectively, related to the write-off of original issue discount and deferred financing costs as a result of early prepayments on the 2029 Term Loans.

For the three and six months ended June 30, 2026, the Company prepaid $17.7 million and $21.7 million, respectively, under the 2029 Term Loan Facility, which was classified as financing activities in the Consolidated statements of cash flows. As of June 30, 2026, the effective interest rate for the 2029 Term Loan Facility was 8.9%.

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

Interest on the 2027 Notes and 2031 Notes is payable semi-annually in arrears, and the 2027 Notes and 2031 Notes mature on December 1, 2027, and December 1, 2031, respectively, unless earlier repurchased or converted. The 2027 Notes and 2031 Notes may be converted at any time by the holders thereof into cash, shares of the Company's common stock, par value $0.01 per share (the "Common Stock") or any combination of cash and Common Stock, at the Company's election. The initial conversion rate for both the 2027 Notes and the 2031 Notes is 200 shares of Common Stock per $1,000 principal amount of the 2027 Notes and the 2031 Notes, respectively, which is equal to a conversion price of $5.00 per share of Common Stock (the "Conversion Price"). As of June 30, 2026, the amount by which the 2027 Notes and the 2031 Notes if-converted values exceeded their principal values was $17.1 million and $158.8 million, respectively.

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

The 2027 Notes have two components: (i) a debt component, and (ii) an equity component. As of June 30, 2026 and December 31, 2025, the debt component of the 2027 Notes was recorded at carrying value in the Consolidated balance sheets. The carrying value of the 2027 Notes reflected the balance of the unamortized discount related to the value of the conversion feature assessed at inception and did not approximate fair value as of June 30, 2026. The 2027 Notes were classified as Level 2, and based on unadjusted quoted prices in the active market obtained from third-party pricing services, the Company determined that the estimated fair value of the 2027 Notes was $28.9 million as of both June 30, 2026 and December 31, 2025, and was primarily affected by fluctuations in market interest rates and the price of the Company's Common Stock.

As of December 31, 2025, the Company recorded a reduction in Additional paid-in capital in the Consolidated balance sheet of $2.0 million related to the repurchase of 2027 Notes in April 2025. The equity component of the 2027 Notes was classified as Level 3 as it was calculated based on the aggregate fair value of the 2027 Notes which used a binomial lattice model and assumptions based on market information and historical data, and significant unobservable inputs. As of June 30, 2026 and December 31, 2025, the equity component of the 2027 Notes remaining in Additional paid-in capital was $40.0 million, net of tax. The remaining 2027 Notes are convertible into 4.8 million shares of Common Stock, based on the initial conversion price of $5.00 per share.

The 2031 Notes have two components: (i) a debt component, and (ii) an equity component. As of June 30, 2026 and December 31, 2025, the debt component of the 2031 Notes was recorded at carrying value in the Consolidated balance sheets. The 2031 Notes were classified as Level 2 because they were measured at fair value using commonly accepted valuation methodologies and indirectly observable, market-based risk measurements and historical data, and a review of prices and terms available for similar debt instruments that do not contain a conversion feature. As of June 30, 2026, the Company determined that the carrying value of the 2031 Notes did not approximate fair value.

The excess of the fair value over the principal value of the 2031 Notes was recorded in Additional Paid-in capital as the 2031 Notes were issued at a 50% premium. The equity component of the 2031 Notes was classified as Level 3, as it was calculated based on the aggregate fair value of the 2031 Notes which used a binomial lattice model and assumptions based on market information and historical data, and significant unobservable inputs. As of June 30, 2026 and December 31, 2025, the amount of the equity component recorded in Additional paid-in capital was $80.4 million, net of tax. The 2031 Notes are convertible into 44.7 million shares of Common Stock, based on the initial conversion price of $5.00 per share.

In connection with the 2027 Notes and the 2031 Notes, for the three and six months ended June 30, 2026, the Company recognized interest expense of $3.7 million and $7.4 million, respectively, and paid cash interest of $7.4 million for both the three and six months ended June 30, 2026. For the three and six months ended June 30, 2025, the Company recognized interest expense of $3.8 million and $7.7 million, respectively, and paid cash interest of $7.8 million for both the three and six months ended June 30, 2025. In addition, during the three and six months ended June 30, 2026, the Company recognized amortization of original issue discount of $0.3 million and $0.7 million respectively, and amortization of deferred financing costs of $0.1 million and $0.2 million, respectively. For the three and six months ended June 30, 2025, the Company recognized amortization of original issue discount of $0.3 million and $0.8 million, respectively, and an immaterial amount of amortization of deferred financing costs. The effective interest rate on the debt component of the 2027 Notes and 2031 Notes was 10.5% and 6.6%, respectively, as of June 30, 2026.

For the six months ended June 30, 2026, no shares of Common Stock were issued upon conversion, exercise, or satisfaction of the required conditions of the 2027 Notes or the 2031 Notes. Refer to Note 10 — Supplemental equity and other information for details on the impact of the 2027 Notes and the 2031 Notes to diluted earnings per share under the if-converted method.

As discussed above, in April 2025, the Company received a waiver from certain lenders of its 2029 Term Loan Facility and certain holders of its 2031 Notes and entered into a privately negotiated agreement with a holder of its 2027 Notes to repurchase $14.0 million principal amount of its outstanding 2027 Notes at 105% of par value, plus accrued and unpaid interest, for $15.0 million in cash. This transaction was financed using proceeds from the Company's 2029 Delayed Draw Facility, and as a result as of June 30, 2026, $15.0 million had been drawn under the 2029 Delayed Draw Facility.

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

The components of net periodic pension and postretirement benefits include the following:

	Pension benefits		Postretirement benefits
	Three months ended June 30,		Three months ended June 30,
In thousands	2026	2025	2026	2025
Service cost - benefits earned during the period	$224	$248	$6	$8
Interest cost on benefit obligations(a)	17,475	20,837	463	526
Expected return on plan assets(a)	(20,569)	(23,444)	—	—
Amortization of prior service cost (benefit)(a)	18	18	(142)	(142)
Amortization of actuarial loss (gain)(a)	706	620	(396)	(418)
Total benefit, net	$(2,146)	$(1,721)	$(69)	$(26)
(a) Amounts are included in Other income (expense), net in the condensed consolidated statements of operations and comprehensive income (loss).

	Pension benefits		Postretirement benefits
	Six months ended June 30,		Six months ended June 30,
In thousands	2026	2025	2026	2025
Service cost - benefits earned during the period	$448	$496	$13	$16
Interest cost on benefit obligations(a)	34,988	41,224	927	1,052
Expected return on plan assets(a)	(41,187)	(46,304)	—	—
Amortization of prior service cost (benefit)(a)	36	35	(284)	(284)
Amortization of actuarial loss (gain)(a)	1,416	1,197	(792)	(837)
Total benefit, net	$(4,299)	$(3,352)	$(136)	$(53)
(a) Amounts are included in Other income (expense), net in the condensed consolidated statements of operations and comprehensive income (loss).

Contributions

We are contractually obligated to contribute to our pension and postretirement benefit plans. During the six months ended June 30, 2026, we contributed $0.6 million and $1.9 million to our pension and other postretirement plans, respectively.

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

As of June 30, 2026 and December 31, 2025, assets and liabilities recorded at fair value and measured on a recurring basis primarily consist of pension plan assets. As permitted by U.S. GAAP, we use net asset values ("NAV") as a practical expedient to determine the fair value of certain investments. These investments measured at NAV have not been classified in the fair value hierarchy.

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

NOTE 9 — Income taxes

The following table outlines our pre-tax net income (loss) and income tax amounts:

	Three months ended June 30,		Six months ended June 30,
In thousands	2026	2025	2026	2025
Income (loss) before income taxes	$14,463	$(9,074)	$45,138	$(23,221)
Provision (benefit) for income taxes	5,322	(87,472)	16,106	(94,286)
Effective tax rate	36.8%	NM	35.7%	NM

The provision (benefit) for income taxes is calculated by applying the projected annual effective tax rate for the year to the current period's income or loss before tax, adjusted for the tax effects of any significant or unusual items (discrete events) and changes in tax laws.

The provision for income taxes for the three and six months ended June 30, 2026 was primarily driven by pre-tax book income and the global intangible low-taxed income inclusion, partially offset by the generation of research and development credits and excess tax benefits related to share-based compensation. The provision was calculated using an estimated annual effective tax rate of 35.2%. The estimated annual effective tax rate before discrete items is principally impacted by the projected full year pre-tax book income, the global intangible low-taxed income inclusion and state tax expense, partially offset by the generation of the research and development credit, and the partial release of valuation allowances on deferred tax assets related to previously disallowed U.S. interest expense carryforwards. The estimated annual effective tax rate is based on the projected tax expense for the full year.

The total amount of unrecognized tax benefits that, if recognized, may impact the effective tax rate was approximately $46.3 million as of June 30, 2026 and $46.0 million as of December 31, 2025. It is reasonably possible that further adjustments to our unrecognized tax benefits may be made within the next twelve months as a result of audit settlements, judicial proceedings, lapses of statutes of limitations, or regulatory developments. At this time, an estimate of the potential change to the amount of unrecognized tax benefits cannot be made.

The Company recognizes interest and penalties related to tax matters, including unrecognized tax benefit, as a component of income tax expense. As of each of June 30, 2026 and December 31, 2025, the amount of accrued interest and penalties payable related to uncertain tax positions was immaterial.

The benefit for income taxes for the three months ended June 30, 2025 was primarily driven by an increase in the estimated annual effective tax rate, resulting from a decrease in full year net income before tax forecasts used in the second quarter of 2025. This benefit was partially offset by increases in valuation allowances on non-deductible U.S. interest expense, the global intangible low taxed income inclusion, and foreign tax expense. The benefit was calculated using an estimated annual effective tax rate of 403.1%.

The benefit for income taxes for the six months ended June 30, 2025 was mainly driven by the pre-tax book loss and the release of valuation allowances on capital loss carryforwards associated with the sale of the Austin American-Statesman (the "Statesman"). These benefits were partially offset by the increase in valuation allowances on non-deductible U.S. interest expense carryforwards and the global intangible low-taxed income inclusion.

NOTE 10 — Supplemental equity and other information

Income per share

The following table sets forth the information to compute basic and diluted income per share:

	Three months ended June 30,		Six months ended June 30,
In thousands, except per share data	2026	2025	2026	2025
Net income attributable to USA TODAY Co.	$9,125	$78,391	$29,016	$71,058
Interest adjustment to Net income attributable to USA TODAY Co. related to assumed conversions of the:
2031 Notes	2,699	2,677	5,416	5,351
2027 Notes	—	522	—	1,184
Net income attributable to USA TODAY Co. for diluted earnings per share	$11,824	$81,590	$34,432	$77,593

Basic weighted average shares outstanding	146,738	145,164	146,414	144,274
Effect of dilutive securities:
Restricted stock grants(a)	2,464	662	2,179	849
2031 Notes(b)	44,745	44,745	44,745	44,745
2027 Notes(c)	—	4,822	—	4,822
Diluted weighted average shares outstanding	193,947	195,393	193,338	194,690

Income per share attributable to USA TODAY Co. - basic	$0.06	$0.54	$0.20	$0.49
Income per share attributable to USA TODAY Co. - diluted	$0.06	$0.42	$0.18	$0.40
(a) Includes restricted stock awards, restricted stock units and performance stock units.
(b) Represents the total number of shares that would have been convertible for the three and six months ended June 30, 2026 and 2025, as stipulated in the 2031 Notes Indenture.
(c) Represents the total number of shares that would have been convertible for the three and six months ended June 30, 2025, as stipulated in the 2027 Notes Indenture.

The Company excluded the following securities from the computation of diluted income per share because their effect would have been antidilutive:

	Three months ended June 30,		Six months ended June 30,
In thousands	2026	2025	2026	2025
2027 Notes(a)	4,822	—	4,822	—
Stock options	4,716	4,716	4,716	4,716
(a)Represents the total number of shares that would have been convertible for the three and six months ended June 30, 2026 as stipulated in the 2027 Notes Indenture.

The 2031 Notes and 2027 Notes may be converted at any time by the Holders into cash, shares of the Company's Common Stock or any combination of cash and Common Stock, at the Company's election. Conversion of all of the 2031 Notes and 2027 Notes into Common Stock (assuming the maximum increase in the conversion rate as a result of a Make-Whole Fundamental Change but no other adjustments to the conversion rate), would result in the issuance of an aggregate of 143.9 million shares of Common Stock and 14.3 million shares of Common Stock, respectively. The Company has excluded from the income per share calculation approximately 99.1 million shares related to the possible conversion of the 2031 Notes and 9.4 million shares related to the possible conversion of the 2027 Notes, representing the difference between the total number of shares that would be convertible at June 30, 2026 and the total number of shares issuable assuming the maximum increase in the conversion rate.

Share-based compensation

Share-based compensation expense was $2.5 million and $4.6 million for the three and six months ended June 30, 2026, respectively, and $2.1 million and $5.0 million for the three and six months ended June 30, 2025, respectively, and is included in Selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss).

The total compensation cost not yet recognized related to non-vested awards as of June 30, 2026 was $11.1 million, and is expected to be recognized over a weighted-average period of 1.8 years through April 2028.

Equity awards

There were approximately 116 thousand and 120 thousand restricted stock units granted during the three and six months ended June 30, 2026, respectively.

Cash awards

The Company grants certain employees either long-term cash awards ("LTCAs") or cash performance units ("CPUs"). CPUs generally vest and pay out in cash on the third anniversary of the grant date based upon the achievement of threshold goals depending on actual performance against financial objectives over a three-year period. LTCAs generally vest and pay out in cash on the first, second and third anniversaries of the date of grant. As of June 30, 2026, there was approximately $12.1 million of unrecognized compensation expense related to cash awards.

Preferred stock

The Company has authorized 300,000 shares of preferred stock, par value $0.01 per share, issuable in one or more series designated by the Company's Board of Directors, none of which have been issued. There were no issuances of preferred stock during the six months ended June 30, 2026.

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

During the six months ended June 30, 2026, the Company did not repurchase any shares of Common Stock under the Stock Repurchase Program. As of June 30, 2026, the remaining authorized amount under the Stock Repurchase Program was approximately $96.9 million.

Accumulated other comprehensive loss, net of tax

The following tables summarize the components of, and the changes in, Accumulated other comprehensive loss, net of tax:

	Six months ended June 30, 2026			Six months ended June 30, 2025
In thousands	Pension and postretirement benefit plans	Foreign currency translation	Total	Pension and postretirement benefit plans	Foreign currency translation	Total
Beginning balance	$(74,007)	$15,102	$(58,905)	$(54,953)	$(1,211)	$(56,164)
Other comprehensive income (loss) before reclassifications	2,215	(6,187)	(3,972)	(8,851)	21,822	12,971
Amounts reclassified from accumulated other comprehensive income(a)(b)	273	—	273	82	—	82
Current period other comprehensive income (loss)	2,488	(6,187)	(3,699)	(8,769)	21,822	13,053
Ending balance	$(71,519)	$8,915	$(62,604)	$(63,722)	$20,611	$(43,111)
(a)Amounts reclassified from accumulated other comprehensive income are included in the computation of net periodic benefit cost. See Note 7 — Pensions and other postretirement benefit plans.
(b)Amounts reclassified from accumulated other comprehensive income are recorded net of tax impacts of $103 thousand and $29 thousand for the six months ended June 30, 2026 and 2025, respectively.

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

The following tables below present summarized financial information for each of the Company's reportable segments.

Revenues

	Three months ended June 30, 2026
In thousands	USA TODAY Media	Newsquest	LocaliQ	Total
External revenues	$371,151	$57,415	$106,631	$535,197
Intersegment revenues	26,573	1,834	—	28,407
Segment revenues	$397,724	$59,249	$106,631	$563,604
Reconciliation of revenues:
Other revenues				1,140
Elimination of intersegment revenues				(28,407)
Total revenues				$536,337

	Three months ended June 30, 2025
In thousands	USA TODAY Media	Newsquest	LocaliQ	Total
External revenues	$406,356	$59,449	$117,478	$583,283
Intersegment revenues	32,943	1,869	—	34,812
Segment revenues	$439,299	$61,318	$117,478	$618,095
Reconciliation of revenues:
Other revenues				1,578
Elimination of intersegment revenues				(34,812)
Total revenues				$584,861

	Six months ended June 30, 2026
In thousands	USA TODAY Media	Newsquest	LocaliQ	Total
External revenues	$760,740	$115,283	$206,315	$1,082,338
Intersegment revenues	53,095	3,742	—	56,837
Segment revenues	$813,835	$119,025	$206,315	$1,139,175
Reconciliation of revenues:
Other revenues				2,484
Elimination of intersegment revenues				(56,837)
Total revenues				$1,084,822

	Six months ended June 30, 2025
In thousands	USA TODAY Media	Newsquest	LocaliQ	Total
External revenues	$813,588	$113,602	$226,187	$1,153,377
Intersegment revenues	65,781	3,564	—	69,345
Segment revenues	$879,369	$117,166	$226,187	$1,222,722
Reconciliation of revenues:
Other revenues				3,057
Elimination of intersegment revenues				(69,345)
Total revenues				$1,156,434

Reconciliation of Segment Revenues to Segment Adjusted EBITDA

	Three months ended June 30, 2026			Three months ended June 30, 2025
In thousands	USA TODAY Media	Newsquest	LocaliQ	USA TODAY Media	Newsquest	LocaliQ
Segment revenues	$397,724	$59,249	$106,631	$439,299	$61,318	$117,478
Less:
Payroll	114,530	25,963	21,894	127,526	25,888	23,524
Benefits	19,847	919	2,715	21,799	958	3,049
Newsprint and other production materials	13,190	2,937	—	14,236	3,112	—
Distribution	60,824	3,182	—	61,957	3,186	—
Outside services	40,662	3,137	5,665	41,570	3,085	5,247
Digital cost of goods sold	36,175	2,170	61,557	44,614	2,154	72,198
Other(a)	70,450	6,622	1,609	83,126	8,041	1,962
Segment Adjusted EBITDA	$42,046	$14,319	$13,191	$44,471	$14,894	$11,498
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

	Six months ended June 30, 2026			Six months ended June 30, 2025
In thousands	USA TODAY Media	Newsquest	LocaliQ	USA TODAY Media	Newsquest	LocaliQ
Segment revenues	$813,835	$119,025	$206,315	$879,369	$117,166	$226,187
Less:
Payroll	227,805	51,828	44,102	257,205	49,340	48,551
Benefits	40,474	2,007	5,780	47,894	2,006	6,745
Newsprint and other production materials	26,482	5,898	—	30,120	6,061	—
Distribution	118,961	6,317	—	126,462	6,196	—
Outside services	79,339	6,253	10,725	83,658	5,960	8,119
Digital cost of goods sold	73,763	4,337	122,503	86,854	4,154	138,665
Other(a)	145,506	13,206	3,262	171,397	14,621	4,140
Segment Adjusted EBITDA	$101,505	$29,179	$19,943	$75,779	$28,828	$19,967
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
Reconciliation of Segment Adjusted EBITDA to Net income (loss) attributable to USA TODAY Co.

	Three months ended June 30,		Six months ended June 30,
in thousands	2026	2025	2026	2025
USA TODAY Media	$42,046	$44,471	$101,505	$75,779
Newsquest	14,319	14,894	29,179	28,828
LocaliQ	13,191	11,498	19,943	19,967
Segment Adjusted EBITDA	$69,556	$70,863	$150,627	$124,574
Corporate	12,670	6,626	20,665	9,828
Provision (benefit) for income taxes	5,322	(87,472)	16,106	(94,286)
Net income attributable to noncontrolling interests	16	7	16	7
Interest expense	20,944	24,395	42,184	50,478
Loss on early extinguishment of debt	—	183	75	1,457
Depreciation and amortization	31,219	42,644	62,409	85,278
Integration and reorganization costs(a)	2,302	12,318	4,495	21,816
Asset impairments	—	181	—	2,075
Loss (gain) on sale or disposal of assets, net	294	(1,584)	(7,550)	(22,264)
Share-based compensation expense	2,502	2,082	4,572	4,961
Other (income) expense, net(b)	(14,838)	(6,908)	(21,361)	(5,834)
Net income attributable to USA TODAY Co.	$9,125	$78,391	$29,016	$71,058
(a)    Integration and reorganization costs mainly reflect severance-related expenses and other reorganization-related costs, designed primarily to right-size the Company's employee base, consolidate facilities and improve operations.
(b)    Other (income) expense, net primarily reflected Google litigation costs (including related reimbursements) and other legal settlements, (gains) losses from the sale of investments, third-party debt costs, the components of net periodic pension and postretirement benefits other than service cost, and consulting fees related to a discrete initiative to reformulate our go-to-market strategy and post-sales processes.

Asset and asset related information by segment are not key measures of performance used by the CODM function. Accordingly, we have not disclosed asset and asset related information by segment.

NOTE 13 — Other supplemental information

Disposition

On February 28, 2025, the Company completed its sale of the Statesman. As a result of the sale, we recognized a pre-tax gain of approximately $20.8 million, net of selling expenses, which is included in Loss (gain) on sale or disposal of assets, net in the condensed consolidated statement of operations and comprehensive income (loss) for the six months ended June 30,

2025.

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

The following table presents a reconciliation of cash, cash equivalents and restricted cash:

In thousands	June 30, 2026	June 30, 2025
Cash and cash equivalents	$86,657	$88,542
Restricted cash included in other current assets	21	76
Restricted cash included in pension and other assets	7,564	7,547
Total cash, cash equivalents and restricted cash	$94,242	$96,165

Supplemental cash flow information

The following table presents supplemental cash flow information, including non-cash investing and financing activities:

	Six months ended June 30,
In thousands	2026	2025
Cash paid for taxes, net of refunds	$5,434	$1,237
Cash paid for interest	38,965	40,155
Non-cash investing and financing activities:
Accrued capital expenditures	$17,320	$29,047

Accounts payable and accrued liabilities

A breakout of Accounts payable and accrued liabilities is presented below:

In thousands	June 30, 2026	December 31, 2025
Accounts payable	$145,766	$144,401
Compensation	60,111	79,505
Taxes (primarily property, sales, and payroll taxes)	9,272	8,693
Benefits	20,738	19,985
Interest	8,274	8,972
Other	43,859	46,596
Accounts payable and accrued liabilities	$288,020	$308,152

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

We are exposed to potential increases in interest rates associated with our 2029 Term Loan Facility, which as of June 30, 2026, accounted for approximately 74% of our outstanding debt, as well as fluctuations in foreign currency exchange rates, primarily related to our operations in the U.K. We expect continued uncertainty and volatility in the U.S. and global economies which will continue to impact our business.

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

Foreign currency

Our U.K. media operations are conducted through our Newsquest subsidiary. In addition, we have foreign operations in regions such as Canada, Australia and New Zealand. Earnings from operations in foreign regions are translated into U.S. dollars at average exchange rates prevailing during the period, and assets and liabilities are translated at exchange rates in effect at the balance sheet date. Currency translation fluctuations have and are expected to continue to impact revenues, costs and Segment Adjusted EBITDA for our international operations. For example, our international revenues are favorably impacted as the U.S. dollar weakens relative to other foreign currencies, and unfavorably impacted as the U.S. dollar strengthens relative to other foreign currencies. During the three and six months ended June 30, 2026, foreign currency exchange rate fluctuations had a positive impact on our revenues and Segment Adjusted EBITDA and a negative impact on costs.

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

RESULTS OF OPERATIONS

Consolidated summary

A summary of our consolidated results is presented below. Refer to Segment results below for a discussion of results by segment.

	Three months ended June 30,				Six months ended June 30,
In thousands, except per share amounts			Change				Change
	2026	2025	$	%	2026	2025	$	%
Digital(a)	$254,320	$265,435	$(11,115)	(4)%	$516,237	$515,829	$408	—%
Print and commercial(b)	282,017	319,426	(37,409)	(12)%	568,585	640,605	(72,020)	(11)%
Total revenues	536,337	584,861	(48,524)	(8)%	1,084,822	1,156,434	(71,612)	(6)%
Operating costs	328,089	359,448	(31,359)	(9)%	655,440	716,070	(60,630)	(8)%
Selling, general and administrative expenses	154,419	164,097	(9,678)	(6)%	305,199	331,613	(26,414)	(8)%
Depreciation and amortization	31,219	42,644	(11,425)	(27)%	62,409	85,278	(22,869)	(27)%
Integration and reorganization costs	2,302	12,318	(10,016)	(81)%	4,495	21,816	(17,321)	(79)%
Asset impairments	—	181	(181)	(100)%	—	2,075	(2,075)	(100)%
Loss (gain) on sale or disposal of assets, net	294	(1,584)	1,878	***	(7,550)	(22,264)	14,714	(66)%
Interest expense	20,944	24,395	(3,451)	(14)%	42,184	50,478	(8,294)	(16)%
Loss on early extinguishment of debt	—	183	(183)	(100)%	75	1,457	(1,382)	(95)%
Equity income in unconsolidated investees, net	(555)	(839)	284	(34)%	(1,207)	(1,034)	(173)	17%
Other (income) expense, net(c)	(14,838)	(6,908)	(7,930)	***	(21,361)	(5,834)	(15,527)	***
Income (loss) before income taxes	14,463	(9,074)	23,537	***	45,138	(23,221)	68,359	***
Provision (benefit) for income taxes	5,322	(87,472)	92,794	***	16,106	(94,286)	110,392	***
Net income	9,141	78,398	(69,257)	(88)%	29,032	71,065	(42,033)	(59)%
Net income attributable to noncontrolling interests	16	7	9	***	16	7	9	***
Net income attributable to USA TODAY Co.	$9,125	$78,391	$(69,266)	(88)%	$29,016	$71,058	$(42,042)	(59)%

Income per share attributable to USA TODAY Co. - basic	$0.06	$0.54	$(0.48)	(89)%	$0.20	$0.49	$(0.29)	(59)%
Income per share attributable to USA TODAY Co. - diluted	$0.06	$0.42	$(0.36)	(86)%	$0.18	$0.40	$(0.22)	(55)%
*** Indicates an absolute value percentage change greater than 100.
(a)    Amounts are net of intersegment eliminations of $28.4 million and $34.8 million for the three months ended June 30, 2026 and 2025, respectively, and $56.8 million and $69.3 million for the six months ended June 30, 2026 and 2025, respectively. Intersegment eliminations represent digital marketing services revenues and expenses associated with products sold by sales teams in our USA TODAY Media and Newsquest segments but fulfilled by our LocaliQ segment. When discussing segment results, these revenues and expenses are presented gross but are eliminated in consolidation.
(b)    Included Commercial printing and delivery revenues of $29.3 million and $31.3 million for the three months ended June 30, 2026 and 2025, respectively, and $58.1 million and $63.5 million for the six months ended June 30, 2026 and 2025, respectively.
(c)    Other (income) expense, net primarily reflected Google litigation costs (including related reimbursements) and other legal settlements, (gains) losses from the sale of investments, third-party debt costs, the components of net periodic pension and postretirement benefits other than service cost, and consulting fees related to a discrete initiative to reformulate our go-to-market strategy and post-sales processes.

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

Depreciation and amortization

For the three and six months ended June 30, 2026, Depreciation and amortization was $31.2 million and $62.4 million, respectively, compared to $42.6 million and $85.3 million for the three and six months ended June 30, 2025. The decrease for both the three and six months ended June 30, 2026 and 2025 was mainly driven by the absence in 2026 of accelerated depreciation recognized in 2025 related to facility shutdowns and a decrease in amortization driven by intangible assets which were fully amortized in 2025.

Integration and reorganization costs

Integration and reorganization costs include severance costs as well as other reorganization costs associated with individual restructuring programs, designed primarily to right-size our employee base, consolidate facilities and improve operations.

For the three and six months ended June 30, 2026, we incurred Integration and reorganization costs of $2.3 million and $4.5 million, respectively. Of the total costs incurred, $0.7 million and $2.9 million, respectively, were related to severance activities, and $1.6 million in each period was related to other reorganization-related costs.

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

Loss (gain) on sale or disposal of assets, net

For the three months ended June 30, 2026, we recognized a net loss on the sale of assets of $0.3 million. For the six months ended June 30, 2026, we recognized a net gain on the sale of assets of $7.6 million, primarily at the USA TODAY Media segment as part of our plan to monetize assets.

For the three and six months ended June 30, 2025, we recognized net gains on the sale of assets of $1.6 million and $22.3 million, respectively. For the six months ended June 30, 2025, the gain was primarily related to a gain of $20.8 million recognized on the sale of the Austin American-Statesman (the "Statesman") at the USA TODAY Media segment as part of our plan to monetize assets.

Interest expense

For the three and six months ended June 30, 2026, Interest expense was $20.9 million and $42.2 million, respectively, compared to $24.4 million and $50.5 million, respectively, for the three and six months ended June 30, 2025. For the three and six months ended June 30, 2026, interest expense decreased compared to the three and six months ended June 30, 2025, mainly due to a lower debt balance and a lower rate on our 2029 Term Loan Facility.

Other (income) expense, net

A summary of Other (income) expense, net is presented below:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2026	2025	$	%	2026	2025	$	%
Google litigation costs(a) and other legal settlements	$(11,331)	$399	$(11,730)	***	$(14,359)	$3,993	$(18,352)	***
Gain on sale of investments, net	(157)	(4,137)	3,980	(96)%	(32)	(4,115)	4,083	(99)%
Other(b)	(3,350)	(3,170)	(180)	6%	(6,970)	(5,712)	(1,258)	22%
Other (income) expense, net	$(14,838)	$(6,908)	$(7,930)	***	$(21,361)	$(5,834)	$(15,527)	***
*** Indicates an absolute value percentage change greater than 100.
(a) For the three and six months ended June 30, 2026, included Google litigation reimbursements.
(b) Primarily included the components of net periodic pension and postretirement benefits other than service cost, third-party debt costs and consulting fees related to a discrete initiative to reformulate our go-to-market strategy and post-sales processes.

Provision (benefit) for income taxes

The following table outlines our pre-tax net income (loss) before income taxes and income tax accounts:

	Three months ended June 30,		Six months ended June 30,
In thousands	2026	2025	2026	2025
Income (loss) before income taxes	$14,463	$(9,074)	$45,138	$(23,221)
Provision (benefit) for income taxes	5,322	(87,472)	16,106	(94,286)
Effective tax rate	36.8%	NM	35.7%	NM

The provision (benefit) for income taxes is calculated by applying the projected annual effective tax rate for the year to the current period's income or loss before tax, adjusted for the tax effects of any significant or unusual items (discrete events) and changes in tax laws.

The provision for income taxes for the three and six months ended June 30, 2026, was primarily driven by pre-tax book income and the global intangible low-taxed income inclusion, partially offset by the generation of research and development credits and excess tax benefits related to share-based compensation. The provision was calculated using an estimated annual effective tax rate of 35.2%. The estimated annual effective tax rate before discrete items is principally impacted by the projected full year pre-tax book income, the global intangible low-taxed income inclusion and state tax expense, partially offset by the generation of the research and development credit and the partial release of valuation allowances on deferred tax assets related to previously disallowed U.S. interest expense carryforwards. The estimated annual effective tax rate is based on the projected tax expense for the full year.

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

For the three months ended June 30, 2026, Net income attributable to USA TODAY Co. and diluted income per share attributable to USA TODAY Co. were $9.1 million and $0.06, respectively, compared to Net income attributable to USA TODAY Co. and diluted income per share attributable to USA TODAY Co. of $78.4 million and $0.42, respectively, for the three months ended June 30, 2025. For the six months ended June 30, 2026, Net income attributable to USA TODAY Co. and diluted income per share attributable to USA TODAY Co. were $29.0 million and $0.18, respectively, compared to Net income attributable to USA TODAY Co. and diluted income per share attributable to USA TODAY Co. of $71.1 million and $0.40, respectively, for the six months ended June 30, 2025. The change for the three and six months ended June 30, 2026, compared to the same periods in the prior year reflected the various items discussed above.

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

Reconciliation of Net income (loss) attributable to USA TODAY Co. to Total Adjusted EBITDA

	Three months ended June 30,		Six months ended June 30,
In thousands	2026	2025	2026	2025
Net income attributable to USA TODAY Co.	$9,125	$78,391	$29,016	$71,058
Provision (benefit) for income taxes	5,322	(87,472)	16,106	(94,286)
Net income attributable to noncontrolling interests	16	7	16	7
Interest expense	20,944	24,395	42,184	50,478
Loss on early extinguishment of debt	—	183	75	1,457
Depreciation and amortization	31,219	42,644	62,409	85,278
Integration and reorganization costs(a)	2,302	12,318	4,495	21,816
Asset impairments	—	181	—	2,075
Loss (gain) on sale or disposal of assets, net	294	(1,584)	(7,550)	(22,264)
Share-based compensation expense	2,502	2,082	4,572	4,961
Other (income) expense, net(b)	(14,838)	(6,908)	(21,361)	(5,834)
Total Adjusted EBITDA	$56,886	$64,237	$129,962	$114,746
(a)    Integration and reorganization costs mainly reflect severance-related expenses and other reorganization-related costs, designed primarily to right-size the Company's employee base, consolidate facilities and improve operations.
(b)    Other (income) expense, net primarily reflected Google litigation costs (including related reimbursements) and other legal settlements, (gains) losses from the sale of investments, third-party debt costs, the components of net periodic pension and postretirement benefits other than service cost, and consulting fees related to a discrete initiative to reformulate our go-to-market strategy and post-sales processes.

USA TODAY Media segment

A summary of our USA TODAY Media segment results is presented below:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2026	2025	$	%	2026	2025	$	%
Digital	$153,739	$161,026	$(7,287)	(5)%	$321,797	$317,077	$4,720	1%
Print and commercial	243,985	278,273	(34,288)	(12)%	492,038	562,292	(70,254)	(12)%
Segment revenues	397,724	439,299	(41,575)	(9)%	813,835	879,369	(65,534)	(7)%
Operating costs	248,705	273,326	(24,621)	(9)%	497,717	553,044	(55,327)	(10)%
Selling, general and administrative expenses	107,528	122,341	(14,813)	(12)%	215,820	251,580	(35,760)	(14)%
Equity income in unconsolidated investees, net	(555)	(839)	284	(34)%	(1,207)	(1,034)	(173)	17%
Segment Adjusted EBITDA	$42,046	$44,471	$(2,425)	(5)%	$101,505	$75,779	$25,726	34%

Revenues

The following table provides the breakout of Revenues by category:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2026	2025	$	%	2026	2025	$	%
Digital advertising	$66,863	$75,151	$(8,288)	(11)%	$134,808	$146,605	$(11,797)	(8)%
Digital marketing services	28,278	33,139	(4,861)	(15)%	56,251	65,897	(9,646)	(15)%
Digital-only subscription	42,987	40,451	2,536	6%	86,369	81,717	4,652	6%
Digital other	15,611	12,285	3,326	27%	44,369	22,858	21,511	94%
Digital	153,739	161,026	(7,287)	(5)%	321,797	317,077	4,720	1%

Print advertising	93,577	105,533	(11,956)	(11)%	183,841	210,708	(26,867)	(13)%
Print circulation	109,270	127,678	(18,408)	(14)%	224,319	260,882	(36,563)	(14)%
Commercial and other(a)	41,138	45,062	(3,924)	(9)%	83,878	90,702	(6,824)	(8)%
Print and commercial	243,985	278,273	(34,288)	(12)%	492,038	562,292	(70,254)	(12)%

Segment revenues	$397,724	$439,299	$(41,575)	(9)%	$813,835	$879,369	$(65,534)	(7)%
(a) Included Commercial printing and delivery revenues of $26.9 million and $28.7 million for the three months ended June 30, 2026 and 2025, respectively, and $53.2 million and $58.6 million for the six months ended June 30, 2026 and 2025, respectively.

For the three and six months ended June 30, 2026, Digital advertising revenues decreased compared to the three and six months ended June 30, 2025, primarily due to a decrease in national programmatic and sponsored link revenues, partially offset by higher classified advertising spend.

For the three and six months ended June 30, 2026, Digital marketing services revenues decreased compared to the three and six months ended June 30, 2025, primarily due to a decrease in customer count. In addition, the decrease for the six months ended June 30, 2026 reflected the absence of revenues in 2026 associated with a business divested of $1.5 million.

For the three and six months ended June 30, 2026, Digital-only subscription revenues increased compared to the three and six months ended June 30, 2025, primarily driven by an increase in digital-only subscription average revenue per user ("Digital-only ARPU") of 39% and 41%, respectively. Refer to "Key Performance Indicators" below for further discussion of Digital-only ARPU.

For the three and six months ended June 30, 2026, Digital other revenues increased compared to the three and six months ended June 30, 2025, primarily due to revenues from AI partnerships, and to a lesser extent an increase in affiliate and syndication revenues.

For the three and six months ended June 30, 2026, Print advertising revenues decreased compared to the three and six months ended June 30, 2025, primarily due the absence of revenues in 2026 associated with businesses divested of $6.0 million and $14.4 million, respectively, as well as lower classified advertisement spend and a decrease in local advertiser inserts.

For the three and six months ended June 30, 2026, Print circulation revenues decreased compared to the three and six months ended June 30, 2025, primarily due to a decline in home delivery revenues as a result of a reduction in the volume of subscribers, and to a lesser extent a decline in single copy revenues, partially offset by an increase in rates. In addition, the decrease for the six months ended June 30, 2026 reflected the absence of revenues in 2026 associated with businesses divested of $1.4 million.

For the three and six months ended June 30, 2026, Commercial and other revenues decreased compared to the three and six months ended June 30, 2025, mainly driven by the absence of revenues in 2026 associated with businesses divested of $5.9 million and $10.2 million, respectively, partially offset by an increase in production volume.

Operating costs

The following table provides the breakout of Operating costs for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2026	2025	$	%	2026	2025	$	%
Newsprint and other production materials	$13,190	$14,236	$(1,046)	(7)%	$26,482	$30,120	$(3,638)	(12)%
Distribution	60,824	61,957	(1,133)	(2)%	118,961	126,462	(7,501)	(6)%
Compensation and benefits	82,751	91,477	(8,726)	(10)%	164,982	185,703	(20,721)	(11)%
Outside services	67,040	74,333	(7,293)	(10)%	133,925	146,101	(12,176)	(8)%
Other	24,900	31,323	(6,423)	(21)%	53,367	64,658	(11,291)	(17)%
Total operating costs	$248,705	$273,326	$(24,621)	(9)%	$497,717	$553,044	$(55,327)	(10)%

For the three and six months ended June 30, 2026, Newsprint and other production materials costs decreased compared to the three and six months ended June 30, 2025, primarily due to the impact of businesses divested of $1.5 million and $3.0 million, respectively, including lower volume driven by the decline in revenues, partially offset by an increase in the cost of newsprint.

For the three and six months ended June 30, 2026, Distribution costs decreased compared to the three and six months ended June 30, 2025, primarily due to the impact of businesses sunset of $4.5 million and $10.6 million, respectively, and volume declines, partially offset by an increase in costs associated with higher print advertising revenues.

For the three and six months ended June 30, 2026, Compensation and benefits costs decreased compared to the three and six months ended June 30, 2025, primarily due to a decrease in headcount tied to ongoing cost control initiatives, including downsizing our facilities footprint, and the conversion to mail delivery in multiple markets.

For the three and six months ended June 30, 2026, Outside services costs, which includes professional services fulfilled by third parties, media fees and other digital costs, and paid search and ad serving services, decreased compared to the three and six months ended June 30, 2025, primarily due to a decrease in third-party media fees of $8.4 million and $13.1 million, respectively, including the impact of businesses divested of $1.3 million for the six months ended June 30, 2026. The decrease for both the three and six months ended June 30, 2026 was partially offset by higher costs of $1.1 million and $0.9 million, respectively, mainly due to third-party print costs as a result of downsizing our facilities footprint. Included in the higher costs for the three and six months ended June 30, 2026, was the impact of businesses divested of $2.1 million and $4.1 million, respectively.

For the three and six months ended June 30, 2026, Other costs decreased compared to the three and six months ended June 30, 2025, primarily due to lower facility related expenses of $5.2 million and $9.6 million, respectively, mainly associated with downsizing our facilities footprint.

Selling, general and administrative expenses

The following table provides the breakout of Selling, general and administrative expenses for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2026	2025	$	%	2026	2025	$	%
Compensation and benefits	$51,626	$57,848	$(6,222)	(11)%	$103,297	$119,396	$(16,099)	(13)%
Outside services and other	55,902	64,493	(8,591)	(13)%	112,523	132,184	(19,661)	(15)%
Total selling, general and administrative expenses	$107,528	$122,341	$(14,813)	(12)%	$215,820	$251,580	$(35,760)	(14)%

For the three and six months ended June 30, 2026, Compensation and benefits costs decreased compared to the three and six months ended June 30, 2025, primarily due to a decrease in headcount tied to ongoing cost control initiatives.

For the three and six months ended June 30, 2026, Outside services and other costs, which include services fulfilled by third parties, decreased compared to the three and six months ended June 30, 2025, primarily due to lower costs associated with professional services, promotion, and technology. In addition, the decrease for the six months ended June 30, 2026 reflected the absence of revenues in 2026 associated with businesses divested of $1.6 million.

Newsquest segment

A summary of our Newsquest segment results is presented below:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2026	2025	$	%	2026	2025	$	%
Digital	$21,217	$20,165	$1,052	5%	$42,478	$38,853	$3,625	9%
Print and commercial	38,032	41,153	(3,121)	(8)%	76,547	78,313	(1,766)	(2)%
Segment revenues	59,249	61,318	(2,069)	(3)%	119,025	117,166	1,859	2%
Operating costs	30,075	30,941	(866)	(3)%	59,902	58,721	1,181	2%
Selling, general and administrative expenses	14,855	15,483	(628)	(4)%	29,944	29,617	327	1%
Segment Adjusted EBITDA	$14,319	$14,894	$(575)	(4)%	$29,179	$28,828	$351	1%

Our U.K. media operations are conducted through our Newsquest subsidiary, which are translated into U.S. dollars at average exchange rates prevailing during the period. Currency translation fluctuations have and are expected to continue to impact revenues, costs and Segment Adjusted EBITDA. During the three and six months ended June 30, 2026, foreign currency exchange rate fluctuations had a positive impact on our revenues and Segment Adjusted EBITDA and a negative impact on costs.

Revenues

The following table provides the breakout of Revenues by category:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2026	2025	$	%	2026	2025	$	%
Digital advertising	$12,901	$12,730	$171	1%	$25,837	$24,647	$1,190	5%
Digital marketing services	2,028	2,068	(40)	(2)%	4,141	3,938	203	5%
Digital-only subscription	2,603	2,222	381	17%	5,160	4,215	945	22%
Digital other	3,685	3,145	540	17%	7,340	6,053	1,287	21%
Digital	21,217	20,165	1,052	5%	42,478	38,853	3,625	9%

Print advertising	17,735	19,307	(1,572)	(8)%	35,858	36,760	(902)	(2)%
Print circulation	15,887	16,461	(574)	(3)%	32,086	32,307	(221)	(1)%
Commercial and other(a)	4,410	5,385	(975)	(18)%	8,603	9,246	(643)	(7)%
Print and commercial	38,032	41,153	(3,121)	(8)%	76,547	78,313	(1,766)	(2)%

Segment revenues	$59,249	$61,318	$(2,069)	(3)%	$119,025	$117,166	$1,859	2%
(a) Included Commercial printing and delivery revenues of $2.4 million and $2.6 million for the three months ended June 30, 2026 and 2025, respectively, and $4.9 million and $5.0 million for the six months ended June 30, 2026 and 2025, respectively.

For the six months ended June 30, 2026, Digital advertising revenues increased compared to the six months ended June 30, 2025, primarily due to the positive impact of foreign currency exchange rate fluctuations of $0.9 million.

For the three and six months ended June 30, 2026, Digital-only subscription revenues increased compared to the three and six months ended June 30, 2025, primarily driven by an increase in digital-only paid subscriptions. Refer to "Key Performance Indicators" below for further discussion of digital-only paid subscriptions.

For the three and six months ended June 30, 2026, Digital other revenues increased compared to the three and six months ended June 30, 2025, primarily due to an increase in digital content syndication.

For the three and six months ended June 30, 2026, Print advertising revenues decreased compared to the three and six months ended June 30, 2025, primarily driven by a decline in sponsorship revenues due to the absence of a conference in 2026. In addition, the decrease for the six months ended June 30, 2026, was partially offset by the positive impact of foreign currency exchange rate fluctuations of $1.2 million.

For the three and six months ended June 30, 2026, Commercial and other revenues decreased compared to the three and six months ended June 30, 2025, primarily due to the absence of a conference in 2026.

Operating costs

The following table provides the breakout of Operating costs for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2026	2025	$	%	2026	2025	$	%
Newsprint and other production materials	$2,937	$3,112	$(175)	(6)%	$5,898	$6,061	$(163)	(3)%
Distribution	3,182	3,186	(4)	—%	6,317	6,196	121	2%
Compensation and benefits	14,993	14,648	345	2%	29,865	27,777	2,088	8%
Outside services	3,583	3,614	(31)	(1)%	7,164	6,983	181	3%
Other	5,380	6,381	(1,001)	(16)%	10,658	11,704	(1,046)	(9)%
Total operating costs	$30,075	$30,941	$(866)	(3)%	$59,902	$58,721	$1,181	2%

For the three and six months ended June 30, 2026, Compensation and benefits costs increased compared to the three and six months ended June 30, 2025, primarily due to higher employer taxes and higher wages, including minimum wages.

For the three and six months ended June 30, 2026, Other costs decreased compared to the three and six months ended June 30, 2025, primarily driven by the absence of a conference in 2026.

Selling, general and administrative expenses

The following table provides the breakout of Selling, general and administrative expenses for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2026	2025	$	%	2026	2025	$	%
Compensation and benefits	$11,889	$12,198	$(309)	(3)%	$23,970	$23,569	$401	2%
Outside services and other	2,966	3,285	(319)	(10)%	5,974	6,048	(74)	(1)%
Total selling, general and administrative expenses	$14,855	$15,483	$(628)	(4)%	$29,944	$29,617	$327	1%

For the three months ended June 30, 2026, Compensation and benefits costs decreased compared to the three months ended June 30, 2025, primarily due to a decrease in headcount, partially offset by higher employer taxes and higher wages, including minimum wages. For the six months ended June 30, 2026, Compensation and benefits costs increased compared to the six months ended June 30, 2025, primarily due to the negative impact of foreign currency exchange rate fluctuations, higher employer taxes and higher wages, including minimum wages, partially offset by a decrease in headcount.

LocaliQ segment

A summary of our LocaliQ segment results is presented below:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2026	2025	$	%	2026	2025	$	%
Digital(a)	$106,631	$117,478	$(10,847)	(9)%	$206,315	$226,187	$(19,872)	(9)%
Segment revenues	106,631	117,478	(10,847)	(9)%	206,315	226,187	(19,872)	(9)%
Operating costs	73,654	85,118	(11,464)	(13)%	146,418	163,619	(17,201)	(11)%
Selling, general and administrative expenses	19,786	20,862	(1,076)	(5)%	39,954	42,601	(2,647)	(6)%
Segment Adjusted EBITDA	$13,191	$11,498	$1,693	15%	$19,943	$19,967	$(24)	—%
(a)Digital revenues are solely generated by digital marketing services revenues.

Revenues

For the three and six months ended June 30, 2026, Digital revenues decreased compared to the three and six months ended June 30, 2025, primarily due to a decline in the core direct business, mainly driven by a decline in customer count, partially offset by an increase in core platform average monthly revenues divided by average monthly customer count within the period ("Core platform ARPU") of 3% for each of the three- and six-month periods ended June 30, 2026. Refer to "Key Performance Indicators" below for further discussion of Core platform ARPU.

Operating costs

The following table provides the breakout of Operating costs for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2026	2025	$	%	2026	2025	$	%
Outside services	$65,555	$75,971	$(10,416)	(14)%	$130,053	$143,952	$(13,899)	(10)%
Compensation and benefits	7,376	8,137	(761)	(9)%	14,791	17,117	(2,326)	(14)%
Other	723	1,010	(287)	(28)%	1,574	2,550	(976)	(38)%
Total operating costs	$73,654	$85,118	$(11,464)	(13)%	$146,418	$163,619	$(17,201)	(11)%

For the three and six months ended June 30, 2026, Outside services costs decreased compared to the three and six months ended June 30, 2025, due to a decrease of $10.6 million and $16.2 million, respectively, associated with third-party media fees driven by a corresponding decrease in revenues, partially offset by an increase of $0.2 million and $2.3 million, respectively, mainly due to costs associated with outsourcing initiatives.

For the three and six months ended June 30, 2026, Compensation and benefits costs decreased compared to the three and six months ended June 30, 2025, primarily due to a decrease in headcount.

For the three and six months ended June 30, 2026, Other costs decreased compared to the three and six months ended June 30, 2025, primarily due to a reduction in lease expense associated with downsizing our facilities footprint.

Selling, general and administrative expenses

The following table provides the breakout of Selling, general and administrative expenses for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
In thousands	2026	2025	$	%	2026	2025	$	%
Compensation and benefits	$17,233	$18,436	$(1,203)	(7)%	$35,091	$38,179	$(3,088)	(8)%
Outside services and other	2,553	2,426	127	5%	4,863	4,422	441	10%
Total selling, general and administrative expenses	$19,786	$20,862	$(1,076)	(5)%	$39,954	$42,601	$(2,647)	(6)%

For the three and six months ended June 30, 2026, Compensation and benefits costs decreased compared to the three and six months ended June 30, 2025, primarily due to a decrease in headcount.

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

The following tables provide information regarding certain KPIs for the USA TODAY Media, Newsquest and LocaliQ segments:

	Three months ended June 30,				Six months ended June 30,
In thousands, except ARPU	2026	2025	Change	% Change	2026	2025	Change	% Change
Digital-only ARPU:
USA TODAY Media	$11.03	$7.92	$3.11	39%	$10.85	$7.67	$3.18	41%
Newsquest	$5.70	$6.01	$(0.31)	(5)%	$5.73	$5.96	$(0.23)	(4)%
USA TODAY Co.	$10.47	$7.79	$2.68	34%	$10.33	$7.57	$2.76	36%

	Three months ended June 30,				Six months ended June 30,
In thousands, except ARPU	2026	2025	Change	% Change	2026	2025	Change	% Change
LocaliQ Core platform:
Core platform revenues	$106,308	$116,927	$(10,619)	(9)%	$205,645	$225,093	$(19,448)	(9)%
Core platform ARPU	$2,908	$2,830	$78	3%	$2,852	$2,762	$90	3%
Core platform average customer count	12.2	13.8	(1.6)	(12)%	12.0	13.6	(1.6)	(12)%

	As of June 30,
In thousands	2026	2025	% Change
Digital-only paid subscriptions:
USA TODAY Media	1,287	1,597	(19)%
Newsquest	155	126	23%
Total USA TODAY Co.	1,442	1,723	(16)%

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

Details of our cash flows are included in the table below:

	Six months ended June 30,
In thousands	2026	2025
Cash provided by operating activities	$54,634	$55,863
Cash (used for) provided by investing activities	(19,404)	27,804
Cash used for financing activities	(38,282)	(102,163)
Effect of currency exchange rate change on cash	(518)	(1,520)
Decrease in cash, cash equivalents and restricted cash	$(3,570)	$(20,016)

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

Cash flows provided by operating activities were $54.6 million for the six months ended June 30, 2026, compared to $55.9 million for the six months ended June 30, 2025. The decrease in cash flows provided by operating activities was primarily due to lower cash receipts related to deferred revenues, an increase in cash paid for taxes and an increase in severance payments, partially offset by a decrease in cash paid for interest and a decrease in contributions to our pension and other postretirement benefit plans.

Cash flows (used for) provided by investing activities: Cash flows used for investing activities were $19.4 million for the six months ended June 30, 2026, compared to cash flows provided by investing activities of $27.8 million for the six months ended June 30, 2025. The change in cash flows (used for) provided by investing activities was primarily due to the decrease in proceeds from the sale of real estate and other non-strategic assets of $47.1 million.

Cash flows used for financing activities: Cash flows used for financing activities were $38.3 million for the six months ended June 30, 2026, compared to $102.2 million for the six months ended June 30, 2025. The decrease in cash flows used for financing activities was primarily due to the decrease in repayments of long-term debt of $75.8 million, net of borrowings, and the absence of the 2027 Notes repurchase of $14.6 million in April 2025, partially offset by a payment made to a former partner of $28.5 million.

Debt

As of June 30, 2026, the carrying value of our outstanding debt totaled $950.1 million, which consisted of $710.1 million related to our 2029 Term Loan Facility, $217.3 million related to our 6.000% Senior Secured Convertible Notes due 2031 (the "2031 Notes"), and $22.7 million related to our 6.000% Senior Secured Convertible Notes due 2027 (the "2027 Notes").

On January 23, 2026, the 2029 Term Loan Facility was amended (the "2029 Term Loan Amendment") in connection with the Detroit News Transaction completed on January 31, 2026.

As a result of the 2029 Term Loan Amendment, the 2029 Term Loan Facility bears interest at an annual rate equal, at the Borrower's option, to either (i) an alternate base rate (which shall not be less than 2.50% per annum) plus a margin equal to 3.50% per annum or (ii) Adjusted Term SOFR (which shall be no less than 1.50%) plus a margin equal to 4.50% per annum. In addition, the 2029 Term Loan Facility is amortized at a rate of $17.7 million per quarter, with a payment holiday for the first quarter of 2026.

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

For the three and six months ended June 30, 2026, we prepaid $17.7 million and $21.7 million, respectively, under the 2029 Term Loan Facility, which was classified as financing activities in the Consolidated statements of cash flows.

Interest on the 2027 Notes and 2031 Notes is payable semi-annually in arrears, and the 2027 Notes and 2031 Notes mature on December 1, 2027, and December 1, 2031, respectively, unless earlier repurchased or converted. The 2027 Notes and 2031 Notes may be converted at any time by the Holders into cash, shares of our common stock, par value $0.01 per share (the "Common Stock") or any combination of cash and Common Stock, at the Company's election. The initial conversion rate for both the 2027 Notes and the 2031 Notes is 200 shares of Common Stock per $1,000 principal amount of the 2027 Notes and 2031 Notes, respectively, which is equal to a conversion price of $5.00 per share of Common Stock (the "Conversion Price"). For the six months ended June 30, 2026, no shares of Common Stock were issued upon conversion, exercise, or satisfaction of the required conditions of the 2027 Notes or the 2031 Notes.

Our 2029 Term Loan Facility, 2031 Notes and 2027 Notes all contain usual and customary covenants and events of default. As of June 30, 2026, we were in compliance with all such covenants and obligations.

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

During the three and six months ended June 30, 2026, we did not repurchase any shares of Common Stock under the Stock Repurchase Program. As of June 30, 2026, the remaining authorized amount under the Stock Repurchase Program was approximately $96.9 million.

We expect our capital expenditures for the remainder of 2026 to total approximately $30 million. These capital expenditures are anticipated to be primarily comprised of projects related to digital product development, costs associated with our technology systems, print facilities, office facilities and equipment upgrades.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes during the quarter ended June 30, 2026, to the information disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk of our Form 10-K for the fiscal year ended December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company's Board of Directors has authorized the repurchase of up to $100 million of Common Stock (the "Stock Repurchase Program"). During the three months ended June 30, 2026, the Company did not repurchase any shares of Common Stock under the Stock Repurchase Program. As of June 30, 2026, the remaining authorized amount under the Stock Repurchase Program was approximately $96.9 million. The Company does not anticipate repurchasing any shares of Common Stock pursuant to the Stock Repurchase Program during the third quarter of 2026. Reference is made to the discussion in Note 10 – Supplemental equity and other information in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

This item is not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any "non-Rule 10b5-1 trading arrangement" (as defined by Item 408(c) of Regulation S-K).

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
101
The following financial information from USA TODAY Co., Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income; (iii) Condensed Consolidated Statements of Cash Flow; (iv) Condensed Consolidated Statements of Equity; and (v) Notes to Condensed Consolidated Financial Statements
Attached.
104	Cover Page Interactive Data File (formatted as Inline XBRL and embedded within the Inline XBRL document)	Attached.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2026	USA TODAY CO., INC.

/s/ Trisha M. Gosser
Trisha M. Gosser
Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)