Form 10-Q
period 2026-09-30
USA TODAY Co., Inc.
filed 2026-11-05
CIK 1579684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q
_______________________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 2, 2026, 147,837,915 shares of the registrant's Common Stock were outstanding.

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

INDEX TO USA TODAY CO., INC.
Q3 2026 FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

USA TODAY CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except number of shares and par value	September 30, 2026	December 31, 2025
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$68,228	$90,213
Accounts receivable, net of allowance for credit losses of $12,294 and $13,600 as of September 30, 2026 and December 31, 2025, respectively	209,940	223,551
Inventory	14,825	12,888
Prepaid expenses	52,829	45,959
Other current assets	18,221	16,566
Total current assets	364,043	389,177
Property, plant and equipment, net of accumulated depreciation of $386,545 and $368,358 as of September 30, 2026 and December 31, 2025, respectively	160,189	178,461
Operating lease assets	105,211	122,513
Goodwill	531,945	518,762
Intangible assets, net	306,610	337,845
Deferred tax assets	75,111	77,858
Pension and other assets	216,522	212,542
Total assets	$1,759,631	$1,837,158
Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$288,964	$308,152
Deferred revenue	102,877	105,398
Current portion of long-term debt	70,741	69,315
Operating lease liabilities	29,814	33,435
Other current liabilities	4,329	1,483
Total current liabilities	496,725	517,783
Long-term debt	622,746	645,811
Convertible debt	240,524	239,112
Deferred tax liabilities	12,893	8,142
Pension and other postretirement benefit obligations	32,985	34,170
Long-term operating lease liabilities	125,526	146,421
Other long-term liabilities	81,802	91,107
Total noncurrent liabilities	1,116,476	1,164,763
Total liabilities	1,613,201	1,682,546
Commitments and contingent liabilities (See Note 11)
Equity
Preferred stock, $0.01 par value per share, 300,000 shares authorized, none of which were issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value per share, 2,000,000,000 shares authorized; 160,032,237 shares issued and 147,837,915 shares outstanding at September 30, 2026; 159,912,152 shares issued and 147,124,756 shares outstanding at December 31, 2025	1,600	1,599
Treasury stock, at cost, 12,194,322 shares and 12,787,396 shares at September 30, 2026 and December 31, 2025, respectively	(24,317)	(23,607)
Additional paid-in capital	1,259,961	1,287,821
Accumulated deficit	(1,027,386)	(1,051,797)
Accumulated other comprehensive loss	(62,937)	(58,905)
Total USA TODAY Co. stockholders' equity	146,921	155,111
Noncontrolling interests	(491)	(499)
Total equity	146,430	154,612
Total liabilities and equity	$1,759,631	$1,837,158
The accompanying notes are an integral part of these condensed consolidated financial statements.

USA TODAY CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
In thousands, except per share amounts	2026	2025	2026	2025
Digital	$249,327	$262,744	$765,564	$778,573
Print and commercial	269,916	298,052	838,501	938,657
Total revenues	519,243	560,796	1,604,065	1,717,230
Operating costs	337,220	352,306	992,660	1,068,376
Selling, general and administrative expenses	148,584	153,743	453,783	485,356
Depreciation and amortization	31,487	43,211	93,896	128,489
Integration and reorganization costs	18,042	15,708	22,537	37,524
Asset impairments	—	—	—	2,075
Gain on sale or disposal of assets, net	(10,341)	(62)	(17,891)	(22,326)
Interest expense	20,799	23,835	62,983	74,313
Loss on early extinguishment of debt	—	24	75	1,481
Equity income in unconsolidated investees, net	(533)	(549)	(1,740)	(1,583)
Other (income) expense, net	(20,225)	(5,806)	(41,586)	(11,640)
(Loss) income before income taxes	(5,790)	(21,614)	39,348	(44,835)
(Benefit) provision for income taxes	(1,177)	17,635	14,929	(76,651)
Net (loss) income	(4,613)	(39,249)	24,419	31,816
Net (loss) income attributable to noncontrolling interests	(8)	—	8	7
Net (loss) income attributable to USA TODAY Co.	$(4,605)	$(39,249)	$24,411	$31,809

(Loss) income per share attributable to USA TODAY Co. - basic	$(0.03)	$(0.27)	$0.17	$0.22
(Loss) income per share attributable to USA TODAY Co. - diluted	$(0.03)	$(0.27)	$0.17	$0.21

Other comprehensive income (loss):
Foreign currency translation adjustments	$(449)	$(5,966)	$(6,636)	$15,856
Pension and other postretirement benefit items:
Amortization of net actuarial gain (loss)	312	209	936	569
Amortization of prior service cost	(124)	(125)	(372)	(374)
Equity method investments	—	(899)	—	(725)
Other	(27)	2,778	2,741	(8,499)
Total pension and other postretirement benefit items	161	1,963	3,305	(9,029)
Other comprehensive (loss) income before tax	(288)	(4,003)	(3,331)	6,827
Income tax provision (benefit) related to components of other comprehensive income (loss)	45	576	701	(1,647)
Other comprehensive (loss) income, net of tax	(333)	(4,579)	(4,032)	8,474
Comprehensive (loss) income	(4,946)	(43,828)	20,387	40,290
Comprehensive (loss) income attributable to noncontrolling interests	(8)	—	8	7
Comprehensive (loss) income attributable to USA TODAY Co.	$(4,938)	$(43,828)	$20,379	$40,283
The accompanying notes are an integral part of these condensed consolidated financial statements.

USA TODAY CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
In thousands	2026	2025
Operating activities
Net income	$24,419	$31,816
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	93,896	128,489
Share-based compensation expense	7,202	6,838
Non-cash interest expense	4,441	4,567
Gain on sale or disposal of assets, net	(17,891)	(22,326)
Loss on early extinguishment of debt	75	1,481
Asset impairments	—	2,075
Pension and other postretirement benefit obligations	(10,023)	(9,675)
Equity income in unconsolidated investees, net	(1,740)	(1,583)
Gain on remeasurement of previously held equity interest	(16,813)	—
Change in other assets and liabilities, net	(12,268)	(70,656)
Cash provided by operating activities	71,298	71,026
Investing activities
Purchase of property, plant and equipment	(41,250)	(38,901)
Proceeds from sale of real estate and other assets	9,476	51,359
Proceeds from the sale of investments	—	6,161
Change in other investing activities	—	(1,000)
Cash (used for) provided by investing activities	(31,774)	17,619
Financing activities
Payments of deferred financing costs	—	(992)
Borrowings of long-term debt	14,652	15,000
Repayments of long-term debt	(39,396)	(116,393)
Repurchase of convertible debt	—	(14,647)
Payment to former partner	(28,475)	—
Payments of taxes withheld on share-based awards	(7,291)	(3,064)
Changes in other financing activities	(26)	(610)
Cash used for financing activities	(60,536)	(120,706)
Effect of currency exchange rate change on cash	(822)	(1,302)
Decrease in cash, cash equivalents and restricted cash	(21,834)	(33,363)
Cash, cash equivalents and restricted cash at beginning of period	97,812	116,181
Cash, cash equivalents and restricted cash at end of period	$75,978	$82,818
The accompanying notes are an integral part of these condensed consolidated financial statements.

USA TODAY CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three months ended September 30, 2026
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Treasury stock		Non-controlling interest
In thousands	Shares	Amount				Shares	Amount		Total
Balance at June 30, 2026	160,032	$1,600	$1,263,881	$(62,604)	$(1,022,781)	13,214	$(26,351)	$(483)	$153,262
Net loss attributable to USA TODAY Co.	—	—	—	—	(4,605)	—	—	(8)	(4,613)
Other comprehensive loss, net(a)	—	—	—	(333)	—	—	—	—	(333)
Share-based compensation expense	—	—	2,630	—	—	—	—	—	2,630
Shares issued to settle share-based awards	—	—	(2,024)	—	—	(1,015)	2,024	—	—
Tax withholding on vested share-based awards	—	—	(4,547)	—	—	—	—	—	(4,547)
Shares issued to non-employee directors	—	—	20	—	—	(5)	10	—	30
Other activity	—	—	1	—	—	—	—	—	1
Balance at September 30, 2026	160,032	$1,600	$1,259,961	$(62,937)	$(1,027,386)	12,194	$(24,317)	$(491)	$146,430

	Three months ended September 30, 2025
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Treasury stock		Non-controlling interest
In thousands	Shares	Amount				Shares	Amount		Total
Balance at June 30, 2025	159,381	$1,594	$1,284,699	$(43,111)	$(982,488)	12,751	$(23,607)	$(498)	$236,589
Net loss attributable to USA TODAY Co.	—	—	—	—	(39,249)	—	—	—	(39,249)
Other comprehensive loss, net(a)	—	—	—	(4,579)	—	—	—	—	(4,579)
Share-based compensation expense	—	—	1,877	—	—	—	—	—	1,877
Issuance of common stock	11	—	44	—	—	—	—	—	44
Restricted stock awards settled, net of withholdings	496	5	(1,072)	—	—	—	—	—	(1,067)
Forfeiture of restricted shares	—	—	—	—	—	28	—	—	—
Other activity	—	—	(104)	—	—	—	—	—	(104)
Balance at September 30, 2025	159,888	$1,599	$1,285,444	$(47,690)	$(1,021,737)	12,779	$(23,607)	$(498)	$193,511
(a)    For the three months ended September 30, 2026 and 2025, net of an income tax provision of $45 thousand and $0.6 million, respectively.

USA TODAY CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Nine months ended September 30, 2026
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Treasury stock		Non-controlling interest
In thousands	Shares	Amount				Shares	Amount		Total
Balance at December 31, 2025	159,912	$1,599	$1,287,821	$(58,905)	$(1,051,797)	12,787	$(23,607)	$(499)	$154,612
Net income attributable to USA TODAY Co.	—	—	—	—	24,411	—	—	8	24,419
Other comprehensive loss, net(a)	—	—	—	(4,032)	—	—	—	—	(4,032)
Share-based compensation expense	—	—	7,202	—	—	—	—	—	7,202
Equity transaction with former partner(b)	—	—	(28,475)	—	—	—	—	—	(28,475)
Issuance of common stock	120	1	59	—	—	—	—	—	60
Shares issued to settle share-based awards	—	—	(2,024)	—	—	(1,015)	2,024	—	—
Tax withholding on vested share-based awards	—	—	(4,547)	—	—	410	(2,744)	—	(7,291)
Shares issued to non-employee directors	—	—	20	—	—	(5)	10	—	30
Forfeiture of restricted shares	—	—	—	—	—	17	—	—	—
Other activity	—	—	(95)	—	—	—	—	—	(95)
Balance at September 30, 2026	160,032	$1,600	$1,259,961	$(62,937)	$(1,027,386)	12,194	$(24,317)	$(491)	$146,430

	Nine months ended September 30, 2025
	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Treasury stock		Non-controlling interest
In thousands	Shares	Amount				Shares	Amount		Total
Balance at December 31, 2024	158,836	$1,588	$1,281,801	$(56,164)	$(1,053,546)	11,447	$(20,540)	$(505)	$152,634
Net income attributable to USA TODAY Co.	—	—	—	—	31,809	—	—	7	31,816
Other comprehensive income, net(a)	—	—	—	8,474	—	—	—	—	8,474
Share-based compensation expense	—	—	6,838	—	—	—	—	—	6,838
Issuance of common stock	324	3	125	—	—	—	—	—	128
Equity component - 2027 Notes	—	—	(2,043)	—	—	—	—	—	(2,043)
Restricted stock awards settled, net of withholdings	496	5	(1,072)	—	—	—	—	—	(1,067)
Performance stock units settled, net of withholdings	232	3	(523)	—	—	—	—	—	(520)
Tax withholding on vested share-based awards	—	—	—	—	—	966	(3,064)	—	(3,064)
Forfeiture of restricted shares	—	—	—	—	—	366	(3)	—	(3)
Other activity	—	—	318	—	—	—	—	—	318
Balance at September 30, 2025	159,888	$1,599	$1,285,444	$(47,690)	$(1,021,737)	12,779	$(23,607)	$(498)	$193,511
(a)    For the nine months ended September 30, 2026 and 2025, net of an income tax provision of $0.7 million and an income tax benefit of $1.6 million, respectively.
(b)    During the nine months ended September 30, 2026, the Company completed a transaction with a former partner which was accounted for as an equity transaction as we retained control of the business both before and after the transfer. Accordingly, no gain or loss or step-up in basis was recognized in the condensed consolidated statements of operations and comprehensive income (loss).

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

In the opinion of management, the unaudited condensed consolidated financial statements as of September 30, 2026 include all the assets, liabilities, revenues, expenses, and cash flows of entities which USA TODAY Co. controls due to ownership of a majority voting interest ("subsidiaries"). In addition, in the opinion of management, the unaudited condensed consolidated financial statements as of September 30, 2026 reflect all necessary adjustments for a fair statement of the results for the interim period. All significant intercompany accounts and transactions have been eliminated in consolidation, and the Company consolidates its subsidiaries.

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

Recent accounting pronouncements not yet adopted

Interim reporting (Topic 270): Narrow-scope improvements

In December 2025, the FASB issued guidance, ASU 2025-11, which clarifies interim reporting disclosure requirements by introducing a disclosure principle for material changes since the most recent annual reporting period and consolidating existing interim disclosure requirements. ASU 2025-11 is effective for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the provisions of ASU 2025-11 and assessing the impact on the condensed consolidated financial statements.

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

The following tables present our revenues disaggregated by segment and revenue type:

	Three months ended September 30, 2026
In thousands	USA TODAY Media	Newsquest	LocaliQ	Corporate	Intersegment eliminations	Consolidated
Digital advertising	$62,291	$12,727	$—	$—	$—	$75,018
Digital marketing services	27,039	2,051	105,684	—	(27,792)	106,982
Digital-only subscription	43,323	2,716	—	—	—	46,039
Digital other	16,138	3,864	—	1,286	—	21,288
Digital	148,791	21,358	105,684	1,286	(27,792)	249,327

Print advertising	86,137	17,692	—	—	—	103,829
Print circulation	104,561	15,833	—	—	—	120,394
Commercial and other(a)	41,112	4,581	—	—	—	45,693
Print and commercial	231,810	38,106	—	—	—	269,916

Total revenues(b)	$380,601	$59,464	$105,684	$1,286	$(27,792)	$519,243
(a)    For the three months ended September 30, 2026, included Commercial printing and delivery revenues of $26.1 million and $2.5 million at the USA TODAY Media and Newsquest segments, respectively.
(b)    Revenues generated from international operations comprised 13.6% of total revenues for the three months ended September 30, 2026.

	Three months ended September 30, 2025
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
(a)    For the three months ended September 30, 2025, included Commercial printing and delivery revenues of $26.5 million and $2.7 million at the USA TODAY Media and Newsquest segments, respectively.
(b)    Revenues generated from international operations comprised 12.9% of total revenues for the three months ended September 30, 2025.

	Nine months ended September 30, 2026
In thousands	USA TODAY Media	Newsquest	LocaliQ	Corporate	Intersegment eliminations	Consolidated
Digital advertising	$197,099	$38,564	$—	$—	$—	$235,663
Digital marketing services	83,290	6,192	311,999	—	(84,629)	316,852
Digital-only subscription	129,692	7,876	—	—	—	137,568
Digital other	60,507	11,204	—	3,770	—	75,481
Digital	470,588	63,836	311,999	3,770	(84,629)	765,564

Print advertising	269,978	53,550	—	—	—	323,528
Print circulation	328,880	47,919	—	—	—	376,799
Commercial and other(a)	124,990	13,184	—	—	—	138,174
Print and commercial	723,848	114,653	—	—	—	838,501

Total revenues(b)	$1,194,436	$178,489	$311,999	$3,770	$(84,629)	$1,604,065
(a)     For the nine months ended September 30, 2026, included Commercial printing and delivery revenues of $79.3 million and $7.4 million at the USA TODAY Media and Newsquest segments, respectively.
(b)     Revenues generated from international operations comprised 13.1% of total revenues for the nine months ended September 30, 2026.

	Nine months ended September 30, 2025
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
(a)     For the nine months ended September 30, 2025, included Commercial printing and delivery revenues of $85.1 million and $7.7 million at the USA TODAY Media and Newsquest segments, respectively.
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

The following table presents the change in the deferred revenues balance:

	Nine months ended September 30,
In thousands	2026	2025
Beginning balance	$105,398	$108,000
Acquisition	1,503	—
Disposition	(377)	—
Receipts, net of refunds	683,056	709,041
Revenue recognized	(686,703)	(709,291)
Ending balance	$102,877	$107,750

NOTE 3 — Accounts receivable, net

Receivables are presented net of allowances, which reflect the Company's expected credit losses based on historical experience as well as current and expected economic conditions. The following table presents changes in the allowance for credit losses:

	Nine months ended September 30,
In thousands	2026	2025
Beginning balance	$13,600	$13,596
Current period provision	4,524	5,259
Write-offs charged against the allowance	(6,886)	(7,008)
Recoveries of amounts previously written-off	1,013	1,214
Other	43	173
Ending balance	$12,294	$13,234

For the three and nine months ended September 30, 2026, the Company recorded $2.2 million and $4.5 million in bad debt expense, respectively. For the three and nine months ended September 30, 2025, the Company recorded $2.4 million and $5.3 million in bad debt expense, respectively. Bad debt expense is included in Selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss).

NOTE 4 — Goodwill and intangible assets

Goodwill and intangible assets consisted of the following:

	September 30, 2026			December 31, 2025
In thousands	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets:
Advertiser relationships	$440,316	$347,287	$93,029	$434,928	$317,104	$117,824
Other customer relationships	87,524	72,604	14,920	88,609	67,427	21,182
Subscriber relationships	243,330	211,336	31,994	240,272	205,602	34,670
Other intangible assets	66,570	66,570	—	66,870	66,837	33
Sub-total	$837,740	$697,797	$139,943	$830,679	$656,970	$173,709
Indefinite-lived intangible assets:
Mastheads			166,667			164,136
Total intangible assets			$306,610			$337,845
Goodwill			$531,945			$518,762

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

As of September 30, 2026, the Company performed a review of potential impairment indicators under both ASC 350 and ASC 360, and it was determined that no indicators of impairment were present.

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

Severance-related expenses

The Company recorded severance-related expenses by segment as follows:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2026	2025	2026	2025
USA TODAY Media	$5,905	$9,797	$7,651	$20,446
Newsquest	56	211	474	706
LocaliQ	1,491	611	1,541	1,728
Corporate	5,079	1,872	5,718	3,976
Total	$12,531	$12,491	$15,384	$26,856

A roll-forward of the accrued severance and related expenses included in Accounts payable and accrued liabilities on the condensed consolidated balance sheets for the nine months ended September 30, 2026 is as follows:

In thousands	Severance and related expenses
Beginning balance	$10,119
Restructuring provision included in integration and reorganization costs	15,384
Cash payments	(11,447)
Ending balance	$14,056

Other reorganization-related costs

Other reorganization-related costs represent individual restructuring programs, designed primarily to right-size the Company's employee base, consolidate facilities and improve operations. The Company recorded Other reorganization-related costs by segment as follows:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2026	2025	2026	2025
USA TODAY Media(a)	$3,835	$1,741	$3,218	$3,369
Newsquest	—	(30)	(128)	(25)
Corporate(b)	1,676	1,506	4,063	7,324
Total	$5,511	$3,217	$7,153	$10,668
(a)    For the nine months ended September 30, 2025, included the reversal of a withdrawal liability related to a multiemployer pension plan of $1.8 million based on the settlement of the withdrawal liability.
(b)    For the nine months ended September 30, 2025, included $2.1 million expensed related to the departure of the Company's former Chief Financial Officer.

NOTE 6 — Debt

The Company's debt as of September 30, 2026 and December 31, 2025 consisted of the financing arrangements described below.

	September 30, 2026				December 31, 2025
In millions	Principal balance	Unamortized original issue discount	Unamortized deferred financing costs	Carrying value	Principal balance	Unamortized original issue discount	Unamortized deferred financing costs	Carrying value
2029 Term Loan Facility	$705.1	$(7.2)	$(4.4)	$693.5	$729.5	$(8.8)	$(5.6)	$715.1
2031 Notes	223.7	(3.9)	(2.2)	217.6	223.7	(4.4)	(2.5)	216.8
2027 Notes	24.1	(1.2)	—	22.9	24.1	(1.8)	—	22.3
Total debt	$952.9	$(12.3)	$(6.6)	$934.0	$977.3	$(15.0)	$(8.1)	$954.2
Less: Current portion of long-term debt	(70.7)	—	—	(70.7)	(69.3)	—	—	(69.3)
Non-current portion of long-term debt	$882.2	$(12.3)	$(6.6)	$863.3	$908.0	$(15.0)	$(8.1)	$884.9

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

On September 28, 2026, the Company received a waiver from certain lenders of its 2029 Term Loan Facility and certain holders of its 2031 Notes to permit the Company to enter into strategic agreements with Lee Enterprises, Incorporated ("Lee Enterprises"). On September 28, 2026, the Company acquired the remaining 50% interest in TNI Partners and assumed full ownership and operations of the Arizona Daily Star (the "TNI Acquisition"). At the same time, the Company transferred its Montana and South Dakota publications to Lee Enterprises (collectively with the TNI Acquisition, the "Lee Transactions"). The Lee Transactions did not result in the incurrence or assumption of any additional indebtedness.

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

The 2029 Term Loan Facility contains usual and customary covenants for credit facilities of this type, including a requirement to have minimum unrestricted cash of $30 million as of the last day of each fiscal quarter, and restricts, among other things, our ability to incur debt, grant liens, sell assets, make investments and pay dividends, in each case with customary exceptions, including an exception that permits dividends and repurchases of outstanding junior debt or equity in (i) an amount of up to $25 million per fiscal quarter if the First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 2.00 to 1.00 but greater than 1.50 to 1.00, (ii) an amount of up to $50 million per fiscal quarter if the First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 1.50 to 1.00 but greater than 1.00 to 1.00, and (iii) an unlimited amount if the First Lien Net Leverage Ratio for such fiscal quarter is equal to or less than 1.00 to 1.00. As of September 30, 2026, the Company was in compliance with all of the covenants and obligations under the 2029 Term Loan Facility.

As of September 30, 2026 and December 31, 2025, the 2029 Term Loan Facility was recorded at carrying value, which approximated fair value, in the Consolidated balance sheets and was classified as Level 2.

In connection with the 2029 Term Loan Facility, for the three and nine months ended September 30, 2026, the Company recognized interest expense of $15.1 million and $45.9 million, respectively, and paid cash interest of $15.2 million and $46.7 million, respectively. For the three and nine months ended September 30, 2025, the Company recognized interest expense of $18.1 million and $56.8 million, respectively, and paid cash interest of $18.9 million and $51.3 million, respectively.

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

For the three and nine months ended September 30, 2026, the Company recognized amortization of original issue discount of $0.7 million and $1.9 million, respectively, and amortization of deferred financing costs of $0.3 million and $1.1 million, respectively. For the three and nine months ended September 30, 2025, the Company recognized amortization of original issue discount of $0.6 million and $1.9 million, respectively, and amortization of deferred financing costs of $0.4 million and $1.2 million, respectively. Additionally, for the nine months ended September 30, 2026 and 2025, the Company recognized losses on early extinguishment of debt of $0.1 million and $1.4 million, respectively, related to the write-off of original issue discount and deferred financing costs as a result of early prepayments on the 2029 Term Loan Facility.

For the three and nine months ended September 30, 2026, the Company made payments of $17.7 million and $39.4 million, respectively, including quarterly amortization payments, under the 2029 Term Loan Facility, which was classified as financing activities in the Consolidated statements of cash flows. As of September 30, 2026, the effective interest rate for the 2029 Term Loan Facility was 8.9%.

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

Interest on the 2027 Notes and 2031 Notes is payable semi-annually in arrears, and the 2027 Notes and 2031 Notes mature on December 1, 2027, and December 1, 2031, respectively, unless earlier repurchased or converted. The 2027 Notes and 2031 Notes may be converted at any time by the holders thereof into cash, shares of the Company's common stock, par value $0.01 per share (the "Common Stock") or any combination of cash and Common Stock, at the Company's election. The initial conversion rate for both the 2027 Notes and the 2031 Notes is 200 shares of Common Stock per $1,000 principal amount of the 2027 Notes and the 2031 Notes, respectively, which is equal to a conversion price of $5.00 per share of Common Stock (the "Conversion Price"). As of September 30, 2026, the amount by which the 2027 Notes and the 2031 Notes if-converted values exceeded their principal values was $6.2 million and $57.7 million, respectively.

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

The 2031 Notes Indenture includes affirmative and negative covenants, including limitations on liens, indebtedness, dispositions, loans, advances and investments, sale and leaseback transactions, restricted payments, transactions with affiliates, restrictions on dividends and other payment restrictions affecting restricted subsidiaries, negative pledges, and modifications to certain agreements. The 2031 Notes Indenture also requires the Company to maintain, as of the last day of each fiscal quarter, at least $30.0 million of Qualified Cash (as defined in the 2031 Notes Indenture). The 2027 Notes Indenture and the 2031 Notes Indenture include customary events of default.

The 2027 Notes have two components: (i) a debt component, and (ii) an equity component. As of September 30, 2026 and December 31, 2025, the debt component of the 2027 Notes was recorded at carrying value in the Consolidated balance sheets. The carrying value of the 2027 Notes reflected the balance of the unamortized discount related to the value of the conversion feature assessed at inception and did not approximate fair value as of September 30, 2026. The 2027 Notes were classified as Level 2, and based on unadjusted quoted prices in the active market obtained from third-party pricing services, the Company determined that the estimated fair value of the 2027 Notes was $28.9 million as of both September 30, 2026 and December 31, 2025, and was primarily affected by fluctuations in market interest rates and the price of the Company's Common Stock.

As of December 31, 2025, the Company recorded a reduction in Additional paid-in capital in the Consolidated balance sheet of $2.0 million related to the repurchase of 2027 Notes in April 2025. The equity component of the 2027 Notes was classified as Level 3 as it was calculated based on the aggregate fair value of the 2027 Notes which used a binomial lattice model and assumptions based on market information and historical data, and significant unobservable inputs. As of September 30, 2026 and December 31, 2025, the equity component of the 2027 Notes remaining in Additional paid-in capital was $40.0 million, net of tax. The remaining 2027 Notes are convertible into 4.8 million shares of Common Stock, based on the initial conversion price of $5.00 per share.

The 2031 Notes have two components: (i) a debt component, and (ii) an equity component. As of September 30, 2026 and December 31, 2025, the debt component of the 2031 Notes was recorded at carrying value in the Consolidated balance sheets. The 2031 Notes were classified as Level 2 because they were measured at fair value using commonly accepted valuation methodologies and indirectly observable, market-based risk measurements and historical data, and a review of prices and terms available for similar debt instruments that do not contain a conversion feature. As of September 30, 2026, the Company determined that the carrying value of the 2031 Notes did not approximate fair value.

The excess of the fair value over the principal value of the 2031 Notes was recorded in Additional Paid-in capital as the 2031 Notes were issued at a 50% premium. The equity component of the 2031 Notes was classified as Level 3, as it was calculated based on the aggregate fair value of the 2031 Notes which used a binomial lattice model and assumptions based on market information and historical data, and significant unobservable inputs. As of September 30, 2026 and December 31, 2025, the amount of the equity component recorded in Additional paid-in capital was $80.4 million, net of tax. The 2031 Notes are convertible into 44.7 million shares of Common Stock, based on the initial conversion price of $5.00 per share.

In connection with the 2027 Notes and the 2031 Notes, for the three and nine months ended September 30, 2026, the Company recognized interest expense of $3.8 million and $11.2 million, respectively, and paid cash interest of $7.4 million for the nine months ended September 30, 2026. For the three and nine months ended September 30, 2025, the Company recognized interest expense of $3.7 million and $11.4 million, respectively, and paid cash interest of $7.8 million for the nine months ended September 30, 2025. In addition, during the three and nine months ended September 30, 2026, the Company recognized amortization of original issue discount of $0.4 million and $1.1 million respectively, and amortization of deferred financing costs of $0.1 million and $0.3 million, respectively. For the three and nine months ended September 30, 2025, the Company recognized amortization of original issue discount of $0.4 million and $1.2 million, respectively, and an immaterial amount of amortization of deferred financing costs. The effective interest rate on the debt component of the 2027 Notes and 2031 Notes was 10.5% and 6.6%, respectively, as of September 30, 2026.

For the nine months ended September 30, 2026, no shares of Common Stock were issued upon conversion, exercise, or satisfaction of the required conditions of the 2027 Notes or the 2031 Notes. Refer to Note 10 — Supplemental equity and other information for details on the impact of the 2027 Notes and the 2031 Notes to diluted earnings per share under the if-converted method.

As discussed above, in April 2025, the Company received a waiver from certain lenders of its 2029 Term Loan Facility and certain holders of its 2031 Notes and entered into a privately negotiated agreement with a holder of its 2027 Notes to repurchase

$14.0 million principal amount of its outstanding 2027 Notes at 105% of par value, plus accrued and unpaid interest, for $15.0 million in cash. This transaction was financed using proceeds from the Company's 2029 Delayed Draw Facility, and as a result as of September 30, 2026, $15.0 million had been drawn under the 2029 Delayed Draw Facility.

As discussed above, on September 28, 2026, the Company received a waiver from certain lenders of its 2029 Term Loan Facility and certain holders of its 2031 Notes to permit the Company to enter into strategic agreements with Lee Enterprises. On September 28, 2026, the Company completed the Lee Transactions.

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

The components of net periodic pension and postretirement benefits include the following:

	Pension benefits		Postretirement benefits
	Three months ended September 30,		Three months ended September 30,
In thousands	2026	2025	2026	2025
Service cost - benefits earned during the period	$224	$248	$7	$8
Interest cost on benefit obligations(a)	17,492	20,919	464	527
Expected return on plan assets(a)	(20,591)	(23,550)	—	—
Amortization of prior service cost (benefit)(a)	19	18	(143)	(143)
Amortization of actuarial loss (gain)(a)	708	628	(396)	(419)
Total benefit, net	$(2,148)	$(1,737)	$(68)	$(27)
(a) Amounts are included in Other income (expense), net in the condensed consolidated statements of operations and comprehensive income (loss).

	Pension benefits		Postretirement benefits
	Nine months ended September 30,		Nine months ended September 30,
In thousands	2026	2025	2026	2025
Service cost - benefits earned during the period	$672	$744	$20	$24
Interest cost on benefit obligations(a)	52,480	62,143	1,391	1,579
Expected return on plan assets(a)	(61,778)	(69,854)	—	—
Amortization of prior service cost (benefit)(a)	55	53	(427)	(427)
Amortization of actuarial loss (gain)(a)	2,124	1,825	(1,188)	(1,256)
Total benefit, net	$(6,447)	$(5,089)	$(204)	$(80)
(a) Amounts are included in Other income (expense), net in the condensed consolidated statements of operations and comprehensive income (loss).

Contributions

We are contractually obligated to contribute to our pension and postretirement benefit plans. During the nine months ended September 30, 2026, we contributed $0.8 million and $2.5 million to our pension and other postretirement plans, respectively.

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

As of September 30, 2026 and December 31, 2025, assets and liabilities recorded at fair value and measured on a recurring basis primarily consist of pension plan assets. As permitted by U.S. GAAP, we use net asset values ("NAV") as a practical expedient to determine the fair value of certain investments. These investments measured at NAV have not been classified in the fair value hierarchy.

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

NOTE 9 — Income taxes

The following table outlines our pre-tax net (loss) income and income tax amounts:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2026	2025	2026	2025
(Loss) income before income taxes	$(5,790)	$(21,614)	$39,348	$(44,835)
(Benefit) provision for income taxes	(1,177)	17,635	14,929	(76,651)
Effective tax rate	20.3%	(81.6)%	37.9%	171.0%

The provision (benefit) for income taxes is calculated by applying the projected annual effective tax rate for the year to the current period's income or loss before tax, adjusted for the tax effects of any significant or unusual items (discrete events) and changes in tax laws.

The benefit for income taxes for the three months ended September 30, 2026, was primarily driven by pre-tax book loss, the generation of research and development tax credits, excess tax benefits related to share-based compensation, and the release of valuation allowances on capital loss carryforwards associated with the transfer of our Montana and South Dakota publications as part of the Lee Transactions, partially offset by the global intangible low-taxed income inclusion and an increase in valuation allowances related to disallowed U.S. interest expense. The benefit was calculated using an estimated annual effective tax rate of 41.6%. The estimated annual effective tax rate before discrete items was principally impacted by the projected full year pre-tax book income and the global intangible low-taxed income inclusion, partially offset by the generation of the research and development tax credits and the release of valuation allowances on capital loss carryforwards associated with the transfer of our Montana and South Dakota publications as part of the Lee Transactions. The estimated annual effective tax rate is based on the projected tax expense for the full year.

The provision for income taxes for the nine months ended September 30, 2026, was primarily driven by pre-tax book income, the global intangible low-tax income inclusion, and an increase in valuation allowances related to disallowed U.S. interest expense, partially offset by the generation of research and development tax credits, the excess tax benefits related to share-based compensation and the release of valuation allowances on capital loss carryforwards associated with the transfer of our Montana and South Dakota publications as part of the Lee Transactions.

The total amount of unrecognized tax benefits that, if recognized, may impact the effective tax rate was approximately $46.3 million as of September 30, 2026 and $46.0 million as of December 31, 2025. It is reasonably possible that further adjustments to our unrecognized tax benefits may be made within the next twelve months as a result of audit settlements, judicial proceedings, lapses of statutes of limitations, or regulatory developments. At this time, an estimate of the potential change to the amount of unrecognized tax benefits cannot be made.

The Company recognizes interest and penalties related to tax matters, including unrecognized tax benefit, as a component of income tax expense. As of each of September 30, 2026 and December 31, 2025, the amount of accrued interest and penalties payable related to uncertain tax positions was immaterial.

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

NOTE 10 — Supplemental equity and other information

(Loss) income per share

The following table sets forth the information to compute basic and diluted (loss) income per share:

	Three months ended September 30,		Nine months ended September 30,
In thousands, except per share data	2026	2025	2026	2025
Net (loss) income attributable to USA TODAY Co.	$(4,605)	$(39,249)	$24,411	$31,809
Interest adjustment to Net (loss) income attributable to USA TODAY Co. related to assumed conversions of the:
2031 Notes	—	—	—	8,031
Net (loss) income attributable to USA TODAY Co. for diluted earnings per share	$(4,605)	$(39,249)	$24,411	$39,840

Basic weighted average shares outstanding	147,442	145,798	146,761	144,788
Effect of dilutive securities:
Restricted stock grants(a)	—	—	1,025	717
2031 Notes(b)	—	—	—	44,745
Diluted weighted average shares outstanding	147,442	145,798	147,786	190,250

(Loss) income per share attributable to USA TODAY Co. - basic	$(0.03)	$(0.27)	$0.17	$0.22
(Loss) income per share attributable to USA TODAY Co. - diluted	$(0.03)	$(0.27)	$0.17	$0.21
(a) Includes restricted stock awards and restricted stock units.
(b) Represents the total number of shares that would have been convertible for the nine months ended September 30, 2025, as stipulated in the 2031 Notes Indenture.

The Company excluded the following securities from the computation of diluted (loss) income per share because their effect would have been antidilutive:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2026	2025	2026	2025
Restricted stock grants(a)	5,650	5,373	—	2,065
2031 Notes(b)	44,745	44,745	44,745	—
2027 Notes(c)	4,822	4,822	4,822	4,822
Stock options	4,716	4,716	4,716	4,716
(a)Includes restricted stock awards and restricted stock units.
(b)Represents the total number of shares that would have been convertible for the three and nine months ended September 30, 2026 and the three months ended September 30, 2025 as stipulated in the 2031 Notes Indenture.
(c)Represents the total number of shares that would have been convertible for the three and nine months ended September 30, 2026 and 2025 as stipulated in the 2027 Notes Indenture.

The 2031 Notes and 2027 Notes may be converted at any time by the Holders into cash, shares of the Company's Common Stock or any combination of cash and Common Stock, at the Company's election. Conversion of all of the 2031 Notes and 2027 Notes into Common Stock (assuming the maximum increase in the conversion rate as a result of a Make-Whole Fundamental Change but no other adjustments to the conversion rate), would result in the issuance of an aggregate of 143.9 million shares of Common Stock and 14.3 million shares of Common Stock, respectively. The Company has excluded from the (loss) income per share calculation approximately 99.1 million shares related to the possible conversion of the 2031 Notes and 9.4 million shares related to the possible conversion of the 2027 Notes, representing the difference between the total number of shares that would be convertible at September 30, 2026 and the total number of shares issuable assuming the maximum increase in the conversion rate.

Share-based compensation

Share-based compensation expense was $2.6 million and $7.2 million for the three and nine months ended September 30, 2026, respectively, and $1.9 million and $6.8 million for the three and nine months ended September 30, 2025, respectively, and is included in Selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss).

The total compensation cost not yet recognized related to non-vested awards as of September 30, 2026 was $31.7 million, and is expected to be recognized over a weighted-average period of 2.5 years through March 2029.

Equity awards

There were approximately 3,468 thousand and 3,588 thousand restricted stock units ("RSUs") granted during the three and nine months ended September 30, 2026, respectively. RSUs generally vest one-third on the first, second, and third anniversary of the date of grant, subject to the participants' continued employment with the Company and the terms of the applicable award agreement. RSUs awarded to non-employee directors generally vest immediately upon grant. The Company recognizes compensation costs for these awards based on the fair market value of the award as of the grant date.

There were approximately 249 thousand performance share units ("PSUs") granted during the three and nine months ended September 30, 2026. PSUs are subject to the achievement of certain performance goals over the eligible period. Compensation cost ultimately recognized for these PSUs will equal the grant-date fair market value of the unit that coincides with the actual outcome of the performance conditions. On an interim basis, we record compensation cost based on the expected level of achievement of the performance conditions.

Cash awards

The Company grants certain employees either long-term cash awards ("LTCAs") or cash performance units ("CPUs"). CPUs generally vest and pay out in cash on the third anniversary of the grant date based upon the achievement of threshold goals depending on actual performance against financial objectives over a three-year period. LTCAs generally vest and pay out in cash on the first, second and third anniversaries of the date of grant. As of September 30, 2026, there was approximately $11.0 million of unrecognized compensation expense related to cash awards.

Preferred stock

The Company has authorized 300,000 shares of preferred stock, par value $0.01 per share, issuable in one or more series designated by the Company's Board of Directors, none of which have been issued. There were no issuances of preferred stock during the nine months ended September 30, 2026.

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

During the nine months ended September 30, 2026, the Company did not repurchase any shares of Common Stock under the Stock Repurchase Program. As of September 30, 2026, the remaining authorized amount under the Stock Repurchase Program was approximately $96.9 million. The Company expects to resume repurchases of Common Stock under the Stock Repurchase Program during the fourth quarter of 2026, subject to market conditions and other relevant factors.

Accumulated other comprehensive loss, net of tax

The following tables summarize the components of, and the changes in, Accumulated other comprehensive loss, net of tax:

	Nine months ended September 30, 2026			Nine months ended September 30, 2025
In thousands	Pension and postretirement benefit plans	Foreign currency translation	Total	Pension and postretirement benefit plans	Foreign currency translation	Total
Beginning balance	$(74,007)	$15,102	$(58,905)	$(54,953)	$(1,211)	$(56,164)
Other comprehensive income (loss) before reclassifications	2,194	(6,636)	(4,442)	(7,528)	15,856	8,328
Amounts reclassified from accumulated other comprehensive income(a)(b)	410	—	410	146	—	146
Current period other comprehensive income (loss)	2,604	(6,636)	(4,032)	(7,382)	15,856	8,474
Ending balance	$(71,403)	$8,466	$(62,937)	$(62,335)	$14,645	$(47,690)
(a)Amounts reclassified from accumulated other comprehensive income are included in the computation of net periodic benefit cost. See Note 7 — Pensions and other postretirement benefit plans.
(b)Amounts reclassified from accumulated other comprehensive income are recorded net of tax impacts of $154 thousand and $49 thousand for the nine months ended September 30, 2026 and 2025, respectively.

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

On June 20, 2023, the Company filed a civil action against Google LLC and Alphabet Inc. (together, "Google") in the U.S. District Court in the Southern District of New York seeking injunctive relief and damages for the anticompetitive monopolization of advertising technology markets and for deceptive commercial practices. The Company's complaint details more than a dozen anticompetitive and deceptive acts that the Company believes demonstrate Google's unfair control and manipulation of all sides of each online advertising transaction. The trial in the case is currently expected to begin on April 5, 2027. The Company intends to vigorously pursue this action. However, at this stage, the Company is unable to predict the outcome or impact on its business and financial results. The Company is accounting for this matter as a gain contingency, and will record any such gain in future periods, if and when the contingency is resolved, in accordance with ASC 450, "Contingencies." We do not expect pursuing this lawsuit to be a significant cost to us; however, the Company has and plans to continue to engage certain experts to participate in this matter. The cost of those experts will be expensed as incurred and is not expected to be material.

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

The following tables below present summarized financial information for each of the Company's reportable segments.

Revenues

	Three months ended September 30, 2026
In thousands	USA TODAY Media	Newsquest	LocaliQ	Total
External revenues	$354,691	$57,582	$105,684	$517,957
Intersegment revenues	25,910	1,882	—	27,792
Segment revenues	$380,601	$59,464	$105,684	$545,749
Reconciliation of revenues:
Other revenues				1,286
Elimination of intersegment revenues				(27,792)
Total revenues				$519,243

	Three months ended September 30, 2025
In thousands	USA TODAY Media	Newsquest	LocaliQ	Total
External revenues	$385,962	$58,892	$114,418	$559,272
Intersegment revenues	31,093	2,131	—	33,224
Segment revenues	$417,055	$61,023	$114,418	$592,496
Reconciliation of revenues:
Other revenues				1,524
Elimination of intersegment revenues				(33,224)
Total revenues				$560,796

	Nine months ended September 30, 2026
In thousands	USA TODAY Media	Newsquest	LocaliQ	Total
External revenues	$1,115,431	$172,865	$311,999	$1,600,295
Intersegment revenues	79,005	5,624	—	84,629
Segment revenues	$1,194,436	$178,489	$311,999	$1,684,924
Reconciliation of revenues:
Other revenues				3,770
Elimination of intersegment revenues				(84,629)
Total revenues				$1,604,065

	Nine months ended September 30, 2025
In thousands	USA TODAY Media	Newsquest	LocaliQ	Total
External revenues	$1,199,550	$172,494	$340,605	$1,712,649
Intersegment revenues	96,874	5,695	—	102,569
Segment revenues	$1,296,424	$178,189	$340,605	$1,815,218
Reconciliation of revenues:
Other revenues				4,581
Elimination of intersegment revenues				(102,569)
Total revenues				$1,717,230

Reconciliation of Segment Revenues to Segment Adjusted EBITDA

	Three months ended September 30, 2026			Three months ended September 30, 2025
In thousands	USA TODAY Media	Newsquest	LocaliQ	USA TODAY Media	Newsquest	LocaliQ
Segment revenues	$380,601	$59,464	$105,684	$417,055	$61,023	$114,418
Less:
Payroll	111,142	26,087	20,704	124,953	25,804	23,201
Benefits	24,164	1,116	3,205	24,389	1,019	3,234
Newsprint and other production materials	13,760	3,018	—	13,160	3,123	—
Distribution	60,227	3,186	—	60,133	3,204	—
Outside services	38,608	3,412	5,797	37,481	3,054	5,583
Digital cost of goods sold	34,610	2,239	67,027	43,524	2,429	71,343
Other(a)	74,275	6,561	1,670	78,000	7,835	1,277
Segment Adjusted EBITDA	$23,815	$13,845	$7,281	$35,415	$14,555	$9,780
(a)    Other primarily includes corporate allocations of shared costs, facility-related expenses, advertising costs, and Equity loss (income) in unconsolidated investees, net, which are not separately provided to the CODM. Corporate allocations of shared costs include, but are not limited to technology, finance, analytics, legal, and human resources, as well as other general business costs.

	Nine months ended September 30, 2026			Nine months ended September 30, 2025
In thousands	USA TODAY Media	Newsquest	LocaliQ	USA TODAY Media	Newsquest	LocaliQ
Segment revenues	$1,194,436	$178,489	$311,999	$1,296,424	$178,189	$340,605
Less:
Payroll	338,947	77,915	64,806	382,158	75,144	71,752
Benefits	64,638	3,123	8,985	72,283	3,025	9,979
Newsprint and other production materials	40,242	8,916	—	43,280	9,184	—
Distribution	179,188	9,503	—	186,595	9,400	—
Outside services	117,947	9,665	16,522	121,139	9,014	13,702
Digital cost of goods sold	108,373	6,576	189,530	130,378	6,583	210,008
Other(a)	219,781	19,767	4,932	249,397	22,456	5,417
Segment Adjusted EBITDA	$125,320	$43,024	$27,224	$111,194	$43,383	$29,747
(a)    Other primarily includes corporate allocations of shared costs, facility-related expenses, advertising costs, and Equity loss (income) in unconsolidated investees, net, which are not separately provided to the CODM. Corporate allocations of shared costs include, but are not limited to technology, finance, analytics, legal, and human resources, as well as other general business costs.

Reconciliation of Segment Adjusted EBITDA to Net income (loss) attributable to USA TODAY Co.

	Three months ended September 30,		Nine months ended September 30,
in thousands	2026	2025	2026	2025
USA TODAY Media	$23,815	$35,415	$125,320	$111,194
Newsquest	13,845	14,555	43,024	43,383
LocaliQ	7,281	9,780	27,224	29,747
Segment Adjusted EBITDA	$44,941	$59,750	$195,568	$184,324
Corporate	8,339	2,577	29,004	12,405
(Benefit) provision for income taxes	(1,177)	17,635	14,929	(76,651)
Net (loss) income attributable to noncontrolling interests	(8)	—	8	7
Interest expense	20,799	23,835	62,983	74,313
Loss on early extinguishment of debt	—	24	75	1,481
Depreciation and amortization	31,487	43,211	93,896	128,489
Integration and reorganization costs(a)	18,042	15,708	22,537	37,524
Asset impairments	—	—	—	2,075
Gain on sale or disposal of assets, net	(10,341)	(62)	(17,891)	(22,326)
Share-based compensation expense	2,630	1,877	7,202	6,838
Other (income) expense, net(b)	(20,225)	(5,806)	(41,586)	(11,640)
Net (loss) income attributable to USA TODAY Co.	$(4,605)	$(39,249)	$24,411	$31,809
(a)    For the three and nine months ended September 30, 2026 and 2025, Integration and reorganization costs mainly reflect severance-related expenses and other reorganization-related costs, designed primarily to right-size the Company's employee base, consolidate facilities and improve operations.
(b)    For the three and nine months ended September 30, 2026, Other (income) expense, net primarily reflected a gain on remeasurement of previously held equity interest, Google litigation costs (including related reimbursements) and other legal settlements and the components of net periodic pension and postretirement benefits other than service cost. For the three and nine months ended September 30, 2025, Other (income) expense, net primarily reflected (gains) losses from the sale of investments, Google litigation costs and other legal settlements, the components of net periodic pension and postretirement benefits other than service cost, third-party debt costs, and consulting fees related to a discrete initiative to reformulate our go-to-market strategy and post-sales processes.

Asset and asset related information by segment are not key measures of performance used by the CODM function. Accordingly, we have not disclosed asset and asset related information by segment.

NOTE 13 — Other supplemental information

Acquisitions and dispositions

Lee transactions

On September 28, 2026, the Company completed the Lee Transactions. The TNI Acquisition was accounted for as a business combination achieved in stages. The total acquisition-date value of 100% of TNI Partners used in the purchase price allocation was $34.4 million, consisting of the $18.1 million fair value of the Montana and South Dakota publications transferred and the $16.3 million fair value of our previously held 50% interest in TNI Partners. The fair value of our previously held interest in TNI Partners was estimated using a market approach based on historical Adjusted EBITDA and comparable newspaper transactions, adjusted to reflect the noncontrolling nature of such interest. During the three and nine months ended September 30, 2026, the Company recognized a gain of $16.8 million as a result of remeasuring its previously held interest in TNI Partners to fair value and a gain of $10.2 million as a result of the de-consolidation of the Montana and South Dakota publications.

In connection with the TNI Acquisition, the Company recognized $16.1 million of identifiable intangible assets and $19.4 million of goodwill in connection with the preliminary purchase price allocation as of September 30, 2026. The identifiable intangible assets consisted of $3.8 million attributable to the Arizona Daily Star masthead, which has an indefinite useful life, $7.7 million of advertiser relationships with an estimated useful life of 11 years and $4.6 million of subscriber relationships with an estimated useful life of ten years. The goodwill recognized primarily reflects the operational synergies anticipated by the Company as a result of the integration of the Arizona Daily Star into its existing operations. As of September 30, 2026, $10.2 million of goodwill is expected to be deductible for income tax purposes. The purchase price allocation is preliminary and subject to adjustment as additional information regarding the fair values of the assets acquired and liabilities assumed becomes available.

Unaudited pro forma financial information has not been presented, as the incremental revenues and earnings attributable to the TNI Acquisition were substantially similar to the revenues and earnings associated with the de-consolidated Montana and South Dakota publications. As a result, the related impacts on revenue, expenses, and equity in earnings are not material to the condensed consolidated financial statements taken as a whole for the three and nine months ended September 30, 2026 and 2025.

Austin American-Statesman

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

The following table presents a reconciliation of cash, cash equivalents and restricted cash:

In thousands	September 30, 2026	September 30, 2025
Cash and cash equivalents	$68,228	$75,246
Restricted cash included in other current assets	2,348	80
Restricted cash included in pension and other assets	5,402	7,492
Total cash, cash equivalents and restricted cash	$75,978	$82,818

Supplemental cash flow information

The following table presents supplemental cash flow information, including non-cash investing and financing activities:

	Nine months ended September 30,
In thousands	2026	2025
Cash paid for taxes, net of refunds	$7,673	$1,437
Cash paid for interest	54,190	59,020
Non-cash investing and financing activities:
Accrued capital expenditures	$16,626	$27,658
Noncash exchange of businesses	$18,079	$—

Accounts payable and accrued liabilities

A breakout of Accounts payable and accrued liabilities is presented below:

In thousands	September 30, 2026	December 31, 2025
Accounts payable	$144,511	$144,401
Compensation	59,451	79,505
Taxes (primarily property, sales, and payroll taxes)	9,237	8,693
Benefits	19,756	19,985
Interest	11,886	8,972
Other	44,123	46,596
Accounts payable and accrued liabilities	$288,964	$308,152

NOTE 14 — Subsequent events

November 2029 Amendment

On November 4, 2026, the 2029 Term Loan Facility was amended (the "November 2029 Amendment") to permit the Company to incur, not later than 45 days after the date of the November 2029 Amendment, incremental debt financing under the 2029 Term Loan Facility in an aggregate principal amount not to exceed $50.0 million from funds managed by affiliates of Apollo Global Management Inc. The proceeds of such incremental debt financing may be used by the Company to repurchase shares of the Company's common stock on or prior to December 31, 2026. In connection with the November 2029 Amendment, the Company received consent from certain lenders under its 2029 Term Loan Facility and certain holders of its 2031 Notes to permit the Company to undertake the share repurchases described above.

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
•The application of artificial intelligence ("AI") and the rapid rate of change within the AI ecosystem is increasing the pace of change in the media sector. We continue to see impacts from structural shifts and evolving user behaviors influenced by the integration of generative AI into search engines and web browsers which provide direct answers and summaries within the platform itself, reducing the need for users to click through to publisher platforms. As a result, referral traffic and related monetization opportunities may be adversely affected. While this trend presents challenges, we believe it also creates opportunities for innovation and engagement as we seek out new ways to license, distribute, and monetize the trusted content we produce.

Recent developments

Lee transactions

On September 28, 2026, we received a waiver from certain lenders of our $900.0 million five-year first lien term loan facility (the "2029 Term Loan Facility") and certain holders of our 6.000% Senior Secured Convertible Notes due 2031 (the "2031 Notes") to permit us to enter into strategic agreements with Lee Enterprises, Incorporated ("Lee Enterprises"). On September 28, 2026, we acquired the remaining 50% interest in TNI Partners and assumed full ownership and operations of the Arizona Daily Star (the "TNI Acquisition"). At the same time, we transferred our Montana and South Dakota publications to Lee Enterprises (collectively with the TNI Acquisition, the "Lee Transactions").

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

We are exposed to potential increases in interest rates associated with our 2029 Term Loan Facility, which as of September 30, 2026, accounted for approximately 74% of our outstanding debt, as well as fluctuations in foreign currency exchange rates, primarily related to our operations in the U.K. We expect continued uncertainty and volatility in the U.S. and global economies which will continue to impact our business.

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

Foreign currency

Our U.K. media operations are conducted through our Newsquest subsidiary. In addition, we have foreign operations in regions such as Canada, Australia and New Zealand. Earnings from operations in foreign regions are translated into U.S. dollars at average exchange rates prevailing during the period, and assets and liabilities are translated at exchange rates in effect at the balance sheet date. Currency translation fluctuations have and are expected to continue to impact revenues, costs and Segment Adjusted EBITDA for our international operations. For example, our international revenues are favorably impacted as the U.S. dollar weakens relative to other foreign currencies, and unfavorably impacted as the U.S. dollar strengthens relative to other foreign currencies. During the three months ended September 30, 2026, foreign currency exchange rate fluctuations had a positive impact on our revenues and a negative impact on our costs and Segment Adjusted EBITDA. During the nine months ended September 30, 2026, foreign currency exchange rate fluctuations had a positive impact on our revenues and Segment Adjusted EBITDA and a negative impact on our costs.

Reclassifications

Certain reclassifications have been made to the prior periods unaudited condensed consolidated financial statements to conform to classifications used in the current periods. These reclassifications had no impact on net income (loss), equity or cash flows as previously reported.

Use of website to distribute material company information

Our website is www.usatodayco.com. Information contained on our website is not part of this Quarterly Report on Form 10-Q. We use our website as a distribution channel for material company information. Financial and other important information regarding the Company is routinely posted on and accessible on the Investor Relations and News and Events subpages of our website, which are accessible by clicking on the tab labeled "Investor Relations" and "News and Events", respectively, on the website home page. Therefore, investors should look to the Investor Relations, and News and Events subpages of the Company's website for important and time-critical information.

RESULTS OF OPERATIONS

Consolidated summary

A summary of our consolidated results is presented below. Refer to Segment results below for a discussion of results by segment.

	Three months ended September 30,				Nine months ended September 30,
In thousands, except per share amounts			Change				Change
	2026	2025	$	%	2026	2025	$	%
Digital(a)	$249,327	$262,744	$(13,417)	(5)%	$765,564	$778,573	$(13,009)	(2)%
Print and commercial(b)	269,916	298,052	(28,136)	(9)%	838,501	938,657	(100,156)	(11)%
Total revenues	519,243	560,796	(41,553)	(7)%	1,604,065	1,717,230	(113,165)	(7)%
Operating costs	337,220	352,306	(15,086)	(4)%	992,660	1,068,376	(75,716)	(7)%
Selling, general and administrative expenses	148,584	153,743	(5,159)	(3)%	453,783	485,356	(31,573)	(7)%
Depreciation and amortization	31,487	43,211	(11,724)	(27)%	93,896	128,489	(34,593)	(27)%
Integration and reorganization costs	18,042	15,708	2,334	15%	22,537	37,524	(14,987)	(40)%
Asset impairments	—	—	—	—%	—	2,075	(2,075)	(100)%
Gain on sale or disposal of assets, net	(10,341)	(62)	(10,279)	***	(17,891)	(22,326)	4,435	(20)%
Interest expense	20,799	23,835	(3,036)	(13)%	62,983	74,313	(11,330)	(15)%
Loss on early extinguishment of debt	—	24	(24)	(100)%	75	1,481	(1,406)	(95)%
Equity income in unconsolidated investees, net	(533)	(549)	16	(3)%	(1,740)	(1,583)	(157)	10%
Other (income) expense, net(c)	(20,225)	(5,806)	(14,419)	***	(41,586)	(11,640)	(29,946)	***
(Loss) income before income taxes	(5,790)	(21,614)	15,824	(73)%	39,348	(44,835)	84,183	***
(Benefit) provision for income taxes	(1,177)	17,635	(18,812)	***	14,929	(76,651)	91,580	***
Net (loss) income	(4,613)	(39,249)	34,636	(88)%	24,419	31,816	(7,397)	(23)%
Net (loss) income attributable to noncontrolling interests	(8)	—	(8)	***	8	7	1	14%
Net (loss) income attributable to USA TODAY Co.	$(4,605)	$(39,249)	$34,644	(88)%	$24,411	$31,809	$(7,398)	(23)%

(Loss) income per share attributable to USA TODAY Co. - basic	$(0.03)	$(0.27)	$0.24	(89)%	$0.17	$0.22	$(0.05)	(23)%
(Loss) income per share attributable to USA TODAY Co. - diluted	$(0.03)	$(0.27)	$0.24	(89)%	$0.17	$0.21	$(0.04)	(19)%
*** Indicates an absolute value percentage change greater than 100.
(a)    Amounts are net of intersegment eliminations of $27.8 million and $33.2 million for the three months ended September 30, 2026 and 2025, respectively, and $84.6 million and $102.6 million for the nine months ended September 30, 2026 and 2025, respectively. Intersegment eliminations represent digital marketing services revenues and expenses associated with products sold by sales teams in our USA TODAY Media and Newsquest segments but fulfilled by our LocaliQ segment. When discussing segment results, these revenues and expenses are presented gross but are eliminated in consolidation.
(b)    Included Commercial printing and delivery revenues of $28.6 million and $29.2 million for the three months ended September 30, 2026 and 2025, respectively, and $86.6 million and $92.8 million for the nine months ended September 30, 2026 and 2025, respectively.
(c)    For the three and nine months ended September 30, 2026, Other (income) expense, net primarily reflected a gain on remeasurement of previously held equity interest, Google litigation costs (including related reimbursements) and other legal settlements and the components of net periodic pension and postretirement benefits other than service cost. For the three and nine months ended September 30, 2025, Other (income) expense, net primarily reflected (gains) losses from the sale of investments, Google litigation costs and other legal settlements, the components of net periodic pension and postretirement benefits other than service cost, third-party debt costs, and consulting fees related to a discrete initiative to reformulate our go-to-market strategy and post-sales processes.

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

Depreciation and amortization

For the three and nine months ended September 30, 2026, Depreciation and amortization was $31.5 million and $93.9 million, respectively, compared to $43.2 million and $128.5 million for the three and nine months ended September 30, 2025. The decrease for both the three and nine months ended September 30, 2026 and 2025 was mainly driven by the absence in 2026 of accelerated depreciation recognized in 2025 related to facility shutdowns and a decrease in amortization driven by intangible assets which were fully amortized in 2025.

Integration and reorganization costs

Integration and reorganization costs include severance costs as well as other reorganization costs associated with individual restructuring programs, designed primarily to right-size our employee base, consolidate facilities and improve operations.

For the three and nine months ended September 30, 2026, we incurred Integration and reorganization costs of $18.0 million and $22.5 million, respectively. Of the total costs incurred, $12.5 million and $15.4 million, respectively, were related to severance activities, and $5.5 million and $7.2 million, respectively, were related to other reorganization-related costs, mainly due to costs associated with improving operations and consolidating facilities.

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

Gain on sale or disposal of assets, net

For the three and nine months ended September 30, 2026, we recognized net gains on the sale of assets of $10.3 million and $17.9 million, respectively, primarily at the USA TODAY Media segment as part of our plan to monetize assets.

For the three and nine months ended September 30, 2025, we recognized net gains on the sale of assets of $0.1 million and $22.3 million, respectively. For the nine months ended September 30, 2025, the gain was primarily related to a gain of $20.8 million recognized on the sale of the Austin American-Statesman at the USA TODAY Media segment as part of our plan to monetize assets.

Interest expense

For the three and nine months ended September 30, 2026, Interest expense was $20.8 million and $63.0 million, respectively, compared to $23.8 million and $74.3 million, respectively, for the three and nine months ended September 30, 2025. For the three and nine months ended September 30, 2026, interest expense decreased compared to the three and nine months ended September 30, 2025, mainly due to a lower debt balance and a lower rate on our 2029 Term Loan Facility.

Other (income) expense, net

A summary of Other (income) expense, net is presented below:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2026	2025	$	%	2026	2025	$	%
Google litigation costs(a) and other legal settlements	$(229)	$413	$(642)	***	$(14,588)	$4,406	$(18,994)	***
Loss (gain) on sale of investments, net	140	(5,684)	5,824	***	108	(9,799)	9,907	***
Gain on remeasurement of previously held equity interest	(16,813)	—	(16,813)	***	(16,813)	—	(16,813)	***
Other(b)	(3,323)	(535)	(2,788)	***	(10,293)	(6,247)	(4,046)	65%
Other (income) expense, net	$(20,225)	$(5,806)	$(14,419)	***	$(41,586)	$(11,640)	$(29,946)	***
*** Indicates an absolute value percentage change greater than 100.
(a)    For the three and nine months ended September 30, 2026, included Google litigation costs (including related reimbursements) and other legal settlements. For the three and nine months ended September 30, 2025, included Google litigation costs and other legal settlements.
(b)    For the three and nine months ended September 30, 2026, primarily included the components of net periodic pension and postretirement benefits other than service cost. For the three and nine months ended September 30, 2025, primarily included the components of net periodic pension and postretirement benefits other than service cost, third-party debt costs and consulting fees related to a discrete initiative to reformulate our go-to-market strategy and post-sales processes.

(Benefit) provision for income taxes

The following table outlines our pre-tax net income (loss) before income taxes and income tax accounts:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2026	2025	2026	2025
(Loss) income before income taxes	$(5,790)	$(21,614)	$39,348	$(44,835)
(Benefit) provision for income taxes	(1,177)	17,635	14,929	(76,651)
Effective tax rate	20.3%	(81.6)%	37.9%	171.0%

The provision (benefit) for income taxes is calculated by applying the projected annual effective tax rate for the year to the current period's income or loss before tax, adjusted for the tax effects of any significant or unusual items (discrete events) and changes in tax laws.

The benefit for income taxes for the three months ended September 30, 2026, was primarily driven by pre-tax book loss, the generation of research and development tax credits, excess tax benefits related to share-based compensation, and the release of valuation allowances on capital loss carryforwards associated with the transfer of our Montana and South Dakota publications as part of the Lee Transactions, partially offset by the global intangible low-taxed income inclusion and an increase in valuation allowances related to disallowed U.S. interest expense. The benefit was calculated using an estimated annual effective tax rate of 41.6%. The estimated annual effective tax rate before discrete items was principally impacted by the projected full year pre-tax book income and the global intangible low-taxed income inclusion, partially offset by the generation of the research and development tax credits and the release of valuation allowances on capital loss carryforwards associated with the transfer of our Montana and South Dakota publications as part of the Lee Transactions. The estimated annual effective tax rate is based on the projected tax expense for the full year.

The provision for income taxes for the nine months ended September 30, 2026, was primarily driven by pre-tax book income, the global intangible low-tax income inclusion, and an increase in valuation allowances related to disallowed U.S. interest expense, partially offset by the generation of research and development tax credits, the excess tax benefits related to share-based compensation and the release of valuation allowances on capital loss carryforwards associated with the transfer of our Montana and South Dakota publications as part of the Lee Transactions.

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

Net (loss) income attributable to USA TODAY Co. and diluted (loss) income per share attributable to USA TODAY Co.

For the three months ended September 30, 2026, Net loss attributable to USA TODAY Co. and diluted loss per share attributable to USA TODAY Co. were $4.6 million and $0.03, respectively, compared to Net loss attributable to USA TODAY Co. and diluted loss per share attributable to USA TODAY Co. of $39.2 million and $0.27, respectively, for the three months ended September 30, 2025. For the nine months ended September 30, 2026, Net income attributable to USA TODAY Co. and diluted income per share attributable to USA TODAY Co. were $24.4 million and $0.17, respectively, compared to Net income attributable to USA TODAY Co. and diluted income per share attributable to USA TODAY Co. of $31.8 million and $0.21, respectively, for the nine months ended September 30, 2025. The change for the three and nine months ended September 30, 2026, compared to the same periods in the prior year reflected the various items discussed above.

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
Reconciliation of Net (loss) income attributable to USA TODAY Co. to Total Adjusted EBITDA

	Three months ended September 30,		Nine months ended September 30,
In thousands	2026	2025	2026	2025
Net (loss) income attributable to USA TODAY Co.	$(4,605)	$(39,249)	$24,411	$31,809
(Benefit) provision for income taxes	(1,177)	17,635	14,929	(76,651)
Net (loss) income attributable to noncontrolling interests	(8)	—	8	7
Interest expense	20,799	23,835	62,983	74,313
Loss on early extinguishment of debt	—	24	75	1,481
Depreciation and amortization	31,487	43,211	93,896	128,489
Integration and reorganization costs(a)	18,042	15,708	22,537	37,524
Asset impairments	—	—	—	2,075
Gain on sale or disposal of assets, net	(10,341)	(62)	(17,891)	(22,326)
Share-based compensation expense	2,630	1,877	7,202	6,838
Other (income) expense, net(b)	(20,225)	(5,806)	(41,586)	(11,640)
Total Adjusted EBITDA	$36,602	$57,173	$166,564	$171,919
(a)    For the three and nine months ended September 30, 2026 and 2025, Integration and reorganization costs mainly reflect severance-related expenses and other reorganization-related costs, designed primarily to right-size the Company's employee base, consolidate facilities and improve operations.
(b)    For the three and nine months ended September 30, 2026, Other (income) expense, net primarily reflected a gain on remeasurement of previously held equity interest, Google litigation costs (including related reimbursements) and other legal settlements and the components of net periodic pension and postretirement benefits other than service cost. For the three and nine months ended September 30, 2025, Other (income) expense, net primarily reflected (gains) losses from the sale of investments, Google litigation costs and other legal settlements, the components of net periodic pension and postretirement benefits other than service cost, third-party debt costs, and consulting fees related to a discrete initiative to reformulate our go-to-market strategy and post-sales processes.

USA TODAY Media segment

A summary of our USA TODAY Media segment results is presented below:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2026	2025	$	%	2026	2025	$	%
Digital	$148,791	$158,105	$(9,314)	(6)%	$470,588	$475,182	$(4,594)	(1)%
Print and commercial	231,810	258,950	(27,140)	(10)%	723,848	821,242	(97,394)	(12)%
Segment revenues	380,601	417,055	(36,454)	(9)%	1,194,436	1,296,424	(101,988)	(8)%
Operating costs	253,761	265,874	(12,113)	(5)%	751,478	818,918	(67,440)	(8)%
Selling, general and administrative expenses	103,558	116,315	(12,757)	(11)%	319,378	367,895	(48,517)	(13)%
Equity income in unconsolidated investees, net	(533)	(549)	16	(3)%	(1,740)	(1,583)	(157)	10%
Segment Adjusted EBITDA	$23,815	$35,415	$(11,600)	(33)%	$125,320	$111,194	$14,126	13%

Revenues

The following table provides the breakout of Revenues by category:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2026	2025	$	%	2026	2025	$	%
Digital advertising	$62,291	$73,014	$(10,723)	(15)%	$197,099	$219,619	$(22,520)	(10)%
Digital marketing services	27,039	31,273	(4,234)	(14)%	83,290	97,170	(13,880)	(14)%
Digital-only subscription	43,323	41,303	2,020	5%	129,692	123,020	6,672	5%
Digital other	16,138	12,515	3,623	29%	60,507	35,373	25,134	71%
Digital	148,791	158,105	(9,314)	(6)%	470,588	475,182	(4,594)	(1)%

Print advertising	86,137	94,691	(8,554)	(9)%	269,978	305,399	(35,421)	(12)%
Print circulation	104,561	121,896	(17,335)	(14)%	328,880	382,778	(53,898)	(14)%
Commercial and other(a)	41,112	42,363	(1,251)	(3)%	124,990	133,065	(8,075)	(6)%
Print and commercial	231,810	258,950	(27,140)	(10)%	723,848	821,242	(97,394)	(12)%

Segment revenues	$380,601	$417,055	$(36,454)	(9)%	$1,194,436	$1,296,424	$(101,988)	(8)%
(a) Included Commercial printing and delivery revenues of $26.1 million and $26.5 million for the three months ended September 30, 2026 and 2025, respectively, and $79.3 million and $85.1 million for the nine months ended September 30, 2026 and 2025, respectively.

For the three and nine months ended September 30, 2026, Digital advertising revenues decreased compared to the three and nine months ended September 30, 2025, primarily due to a decrease in national programmatic and sponsored link revenues and lower local revenues, partially offset by higher classified spend, mainly driven by a shift from print.

For the three and nine months ended September 30, 2026, Digital marketing services revenues decreased compared to the three and nine months ended September 30, 2025, primarily due to a decrease in customer count.

For the three and nine months ended September 30, 2026, Digital-only subscription revenues increased compared to the three and nine months ended September 30, 2025, primarily driven by an increase in digital-only subscription average revenue per user ("Digital-only ARPU") of 27% and 38%, respectively. Refer to "Key Performance Indicators" below for further discussion of Digital-only ARPU.

For the three and nine months ended September 30, 2026, Digital other revenues increased compared to the three and nine months ended September 30, 2025, primarily due to revenues from AI partnerships and an increase in affiliate and syndication revenues.

For the three and nine months ended September 30, 2026, Print advertising revenues decreased compared to the three and nine months ended September 30, 2025, primarily due to decreases in classified spend, local advertiser inserts and local print display, partially offset by an increase in direct mail. Included in the decrease in Print advertising revenues for the three and nine months ended September 30, 2026, was the absence of revenues in 2026 associated with businesses divested of $4.7 million and $19.1 million, respectively.

For the three and nine months ended September 30, 2026, Print circulation revenues decreased compared to the three and nine months ended September 30, 2025, primarily due to a decline in home delivery revenues as a result of a reduction in the volume of subscribers, and to a lesser extent a decline in single copy revenues, partially offset by an increase in rates.

For the three and nine months ended September 30, 2026, Commercial and other revenues decreased compared to the three and nine months ended September 30, 2025, mainly driven by the absence of revenues in 2026 associated with businesses divested of $2.1 million and $12.3 million, respectively, partially offset by an increase in production volume.

Operating costs

The following table provides the breakout of Operating costs for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2026	2025	$	%	2026	2025	$	%
Newsprint and other production materials	$13,760	$13,160	$600	5%	$40,242	$43,280	$(3,038)	(7)%
Distribution	60,227	60,133	94	—%	179,188	186,595	(7,407)	(4)%
Compensation and benefits	87,250	90,590	(3,340)	(4)%	252,232	276,293	(24,061)	(9)%
Outside services	65,992	71,772	(5,780)	(8)%	199,917	217,873	(17,956)	(8)%
Other	26,532	30,219	(3,687)	(12)%	79,899	94,877	(14,978)	(16)%
Total operating costs	$253,761	$265,874	$(12,113)	(5)%	$751,478	$818,918	$(67,440)	(8)%

For the nine months ended September 30, 2026, Newsprint and other production materials costs decreased compared to the nine months ended September 30, 2025, primarily due to the impact of businesses divested of $3.8 million and lower volume driven by the decline in revenues, partially offset by an increase in the cost of newsprint.

For the nine months ended September 30, 2026, Distribution costs decreased compared to the nine months ended September 30, 2025, primarily due to the impact of businesses sunset of $14.3 million and volume declines, partially offset by an increase in costs associated with higher print advertising revenues related to direct mail.

For the three and nine months ended September 30, 2026, Compensation and benefits costs decreased compared to the three and nine months ended September 30, 2025, primarily due to a decrease in headcount tied to ongoing cost control initiatives, including downsizing our facilities footprint, and the conversion to mail delivery in multiple markets.

For the three and nine months ended September 30, 2026, Outside services costs, which includes professional services fulfilled by third parties, media fees and other digital costs, and paid search and ad serving services, decreased compared to the three and nine months ended September 30, 2025, primarily due to a decrease in third-party media fees of $8.8 million and $21.9 million, respectively, partially offset by higher costs of $3.1 million and $4.0 million, respectively, mainly due to higher third-party print costs as a result of downsizing our facilities footprint and higher costs associated with professional services. Included in the higher costs for the three and nine months ended September 30, 2026, was the impact of businesses divested of $1.1 million and $5.2 million, respectively.

For the three and nine months ended September 30, 2026, Other costs decreased compared to the three and nine months ended September 30, 2025, primarily due to lower facility related expenses associated with downsizing our facilities footprint.

Selling, general and administrative expenses

The following table provides the breakout of Selling, general and administrative expenses for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2026	2025	$	%	2026	2025	$	%
Compensation and benefits	$48,056	$58,752	$(10,696)	(18)%	$151,353	$178,148	$(26,795)	(15)%
Outside services and other	55,502	57,563	(2,061)	(4)%	168,025	189,747	(21,722)	(11)%
Total selling, general and administrative expenses	$103,558	$116,315	$(12,757)	(11)%	$319,378	$367,895	$(48,517)	(13)%

For the three and nine months ended September 30, 2026, Compensation and benefits costs decreased compared to the three and nine months ended September 30, 2025, primarily due to a decrease in headcount tied to ongoing cost control initiatives.

For the three and nine months ended September 30, 2026, Outside services and other costs, which include services fulfilled by third parties, decreased compared to the three and nine months ended September 30, 2025, primarily due to lower costs associated with professional services. In addition, the decrease for the nine months ended September 30, 2026 also reflected lower promotion costs.

Newsquest segment

A summary of our Newsquest segment results is presented below:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2026	2025	$	%	2026	2025	$	%
Digital	$21,358	$21,921	$(563)	(3)%	$63,836	$60,774	$3,062	5%
Print and commercial	38,106	39,102	(996)	(3)%	114,653	117,415	(2,762)	(2)%
Segment revenues	59,464	61,023	(1,559)	(3)%	178,489	178,189	300	—%
Operating costs	30,333	30,863	(530)	(2)%	90,235	89,584	651	1%
Selling, general and administrative expenses	15,286	15,605	(319)	(2)%	45,230	45,222	8	—%
Segment Adjusted EBITDA	$13,845	$14,555	$(710)	(5)%	$43,024	$43,383	$(359)	(1)%

Our U.K. media operations are conducted through our Newsquest subsidiary, which are translated into U.S. dollars at average exchange rates prevailing during the period. Currency translation fluctuations have and are expected to continue to impact revenues, costs and Segment Adjusted EBITDA. During the three months ended September 30, 2026, foreign currency exchange rate fluctuations had a positive impact on our costs and a negative impact on our revenues and Segment Adjusted EBITDA and during the nine months ended September 30, 2026, foreign currency exchange rate fluctuations had a positive impact on our revenues and Segment Adjusted EBITDA and a negative impact on our costs.

Revenues

The following table provides the breakout of Revenues by category:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2026	2025	$	%	2026	2025	$	%
Digital advertising	$12,727	$14,162	$(1,435)	(10)%	$38,564	$38,809	$(245)	(1)%
Digital marketing services	2,051	2,326	(275)	(12)%	6,192	6,264	(72)	(1)%
Digital-only subscription	2,716	2,410	306	13%	7,876	6,625	1,251	19%
Digital other	3,864	3,023	841	28%	11,204	9,076	2,128	23%
Digital	21,358	21,921	(563)	(3)%	63,836	60,774	3,062	5%

Print advertising	17,692	17,830	(138)	(1)%	53,550	54,590	(1,040)	(2)%
Print circulation	15,833	16,577	(744)	(4)%	47,919	48,884	(965)	(2)%
Commercial and other(a)	4,581	4,695	(114)	(2)%	13,184	13,941	(757)	(5)%
Print and commercial	38,106	39,102	(996)	(3)%	114,653	117,415	(2,762)	(2)%

Segment revenues	$59,464	$61,023	$(1,559)	(3)%	$178,489	$178,189	$300	—%
(a) Included Commercial printing and delivery revenues of $2.5 million and $2.7 million for the three months ended September 30, 2026 and 2025, respectively, and $7.4 million and $7.7 million for the nine months ended September 30, 2026 and 2025, respectively.

For the three and nine months ended September 30, 2026, Digital advertising revenues decreased compared to the three and nine months ended September 30, 2025, primarily due to a decrease in national display revenues, and to a lesser extent a decline in classified spend. In addition, the decrease for the nine months ended September 30, 2026 was partially offset by the positive impact of foreign currency exchange rate fluctuations of $0.9 million.

For the three and nine months ended September 30, 2026, Digital-only subscription revenues increased compared to the three and nine months ended September 30, 2025, primarily driven by an increase in digital-only paid subscriptions. Refer to "Key Performance Indicators" below for further discussion of digital-only paid subscriptions.

For the three and nine months ended September 30, 2026, Digital other revenues increased compared to the three and nine months ended September 30, 2025, primarily due to an increase in digital content syndication.

For the nine months ended September 30, 2026, Print advertising revenues decreased compared to the nine months ended September 30, 2025, primarily driven by a decline in sponsorship revenues due to the absence of a conference in 2026, partially offset by the positive impact of foreign currency exchange rate fluctuations of $1.2 million.

For the nine months ended September 30, 2026, Commercial and other revenues decreased compared to the nine months ended September 30, 2025, primarily due to the absence of a conference in 2026.

Operating costs

The following table provides the breakout of Operating costs for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2026	2025	$	%	2026	2025	$	%
Newsprint and other production materials	$3,018	$3,123	$(105)	(3)%	$8,916	$9,184	$(268)	(3)%
Distribution	3,186	3,204	(18)	(1)%	9,503	9,400	103	1%
Compensation and benefits	15,178	14,723	455	3%	45,043	42,500	2,543	6%
Outside services	3,717	3,899	(182)	(5)%	10,881	10,882	(1)	—%
Other	5,234	5,914	(680)	(11)%	15,892	17,618	(1,726)	(10)%
Total operating costs	$30,333	$30,863	$(530)	(2)%	$90,235	$89,584	$651	1%

For the three and nine months ended September 30, 2026, Compensation and benefits costs increased compared to the three and nine months ended September 30, 2025, primarily due to higher employer taxes and higher wages, including minimum wages.

For the three and nine months ended September 30, 2026, Other costs decreased compared to the three and nine months ended September 30, 2025, primarily driven by lower facility related expenses. In addition, the decrease for the nine months ended September 30, 2026 reflected the absence of a conference in 2026.

Selling, general and administrative expenses

The following table provides the breakout of Selling, general and administrative expenses for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2026	2025	$	%	2026	2025	$	%
Compensation and benefits	$12,025	$12,100	$(75)	(1)%	$35,995	$35,669	$326	1%
Outside services and other	3,261	3,505	(244)	(7)%	9,235	9,553	(318)	(3)%
Total selling, general and administrative expenses	$15,286	$15,605	$(319)	(2)%	$45,230	$45,222	$8	—%

For the three and nine months ended September 30, 2026, Outside services and other costs decreased compared to the three and nine months ended September 30, 2025, mainly due to lower bad debt and promotion-related expenses, partially offset by higher technology related expenses.

LocaliQ segment

A summary of our LocaliQ segment results is presented below:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2026	2025	$	%	2026	2025	$	%
Digital(a)	$105,684	$114,418	$(8,734)	(8)%	$311,999	$340,605	$(28,606)	(8)%
Segment revenues	105,684	114,418	(8,734)	(8)%	311,999	340,605	(28,606)	(8)%
Operating costs	76,974	84,345	(7,371)	(9)%	223,392	247,964	(24,572)	(10)%
Selling, general and administrative expenses	21,429	20,293	1,136	6%	61,383	62,894	(1,511)	(2)%
Segment Adjusted EBITDA	$7,281	$9,780	$(2,499)	(26)%	$27,224	$29,747	$(2,523)	(8)%
(a)Digital revenues are solely generated by digital marketing services revenues.

Revenues

For the three and nine months ended September 30, 2026, Digital revenues decreased compared to the three and nine months ended September 30, 2025, primarily due to a decline in the core direct business, mainly driven by a decline in customer count, partially offset by an increase in core platform average monthly revenues divided by average monthly customer count within the period ("Core platform ARPU") of 6% and 8%, respectively. Refer to "Key Performance Indicators" below for further discussion of Core platform ARPU.

Operating costs

The following table provides the breakout of Operating costs for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2026	2025	$	%	2026	2025	$	%
Outside services	$71,095	$75,298	$(4,203)	(6)%	$201,148	$219,250	$(18,102)	(8)%
Compensation and benefits	5,229	8,130	(2,901)	(36)%	20,020	25,247	(5,227)	(21)%
Other	650	917	(267)	(29)%	2,224	3,467	(1,243)	(36)%
Total operating costs	$76,974	$84,345	$(7,371)	(9)%	$223,392	$247,964	$(24,572)	(10)%

For the three and nine months ended September 30, 2026, Outside services costs decreased compared to the three and nine months ended September 30, 2025, due to a decrease of $4.3 million and $20.5 million, respectively, associated with third-party media fees driven by a corresponding decrease in revenues. The decrease for the nine months ended September 30, 2026, was partially offset by an increase of $2.4 million, mainly due to costs associated with outsourcing initiatives.

For the three and nine months ended September 30, 2026, Compensation and benefits costs decreased compared to the three and nine months ended September 30, 2025, primarily due to a decrease in headcount tied to ongoing cost control initiatives.

For the three and nine months ended September 30, 2026, Other costs decreased compared to the three and nine months ended September 30, 2025, primarily due to a reduction in lease expense associated with downsizing our facilities footprint.

Selling, general and administrative expenses

The following table provides the breakout of Selling, general and administrative expenses for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
In thousands	2026	2025	$	%	2026	2025	$	%
Compensation and benefits	$18,680	$18,305	$375	2%	$53,771	$56,484	$(2,713)	(5)%
Outside services and other	2,749	1,988	761	38%	7,612	6,410	1,202	19%
Total selling, general and administrative expenses	$21,429	$20,293	$1,136	6%	$61,383	$62,894	$(1,511)	(2)%

For the nine months ended September 30, 2026, Compensation and benefits costs decreased compared to the nine months ended September 30, 2025, primarily due to a decrease in headcount tied to ongoing cost control initiatives.

For the three and nine months ended September 30, 2026, Outside services and other costs increased compared to the three and nine months ended September 30, 2025, primarily due to higher miscellaneous expenses. In addition, the increase for the nine months ended September 30, 2026, was partially offset by lower bad debt expense of $0.7 million.

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

The following tables provide information regarding certain KPIs for the USA TODAY Media, Newsquest and LocaliQ segments:

	Three months ended September 30,				Nine months ended September 30,
In thousands, except ARPU	2026	2025	Change	% Change	2026	2025	Change	% Change
Digital-only ARPU:
USA TODAY Media	$11.45	$9.03	$2.42	27%	$11.07	$8.03	$3.04	38%
Newsquest	$5.76	$6.08	$(0.32)	(5)%	$5.74	$5.93	$(0.19)	(3)%
USA TODAY Co.	$10.82	$8.80	$2.02	23%	$10.51	$7.88	$2.63	33%

	Three months ended September 30,				Nine months ended September 30,
In thousands, except ARPU	2026	2025	Change	% Change	2026	2025	Change	% Change
LocaliQ Core platform:
Core platform revenues	$105,362	$113,959	$(8,597)	(8)%	$311,007	$339,052	$(28,045)	(8)%
Core platform ARPU	$2,996	$2,828	$168	6%	$2,899	$2,672	$227	8%
Core platform average customer count	11.7	13.4	(1.7)	(13)%	11.9	14.1	(2.2)	(16)%

	As of September 30,
In thousands	2026	2025	% Change
Digital-only paid subscriptions:
USA TODAY Media	1,236	1,452	(15)%
Newsquest	160	139	15%
Total USA TODAY Co.	1,396	1,591	(12)%

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

Details of our cash flows are included in the table below:

	Nine months ended September 30,
In thousands	2026	2025
Cash provided by operating activities	$71,298	$71,026
Cash (used for) provided by investing activities	(31,774)	17,619
Cash used for financing activities	(60,536)	(120,706)
Effect of currency exchange rate change on cash	(822)	(1,302)
Decrease in cash, cash equivalents and restricted cash	$(21,834)	$(33,363)

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

Cash flows provided by operating activities were $71.3 million for the nine months ended September 30, 2026, compared to $71.0 million for the nine months ended September 30, 2025. The increase in cash flows provided by operating activities was primarily due to a decrease in cash paid for interest, a decrease in severance payments and a decrease in contributions to our pension and other postretirement benefit plans, partially offset by lower cash receipts related to deferred revenues and an increase in cash paid for taxes.

Cash flows (used for) provided by investing activities: Cash flows used for investing activities were $31.8 million for the nine months ended September 30, 2026, compared to cash flows provided by investing activities of $17.6 million for the nine months ended September 30, 2025. The change in cash flows (used for) provided by investing activities was primarily due to the decrease in proceeds from the sale of real estate and other non-strategic assets of $48.0 million.

Cash flows used for financing activities: Cash flows used for financing activities were $60.5 million for the nine months ended September 30, 2026, compared to $120.7 million for the nine months ended September 30, 2025. The decrease in cash flows used for financing activities was primarily due to the decrease in repayments of long-term debt of $76.6 million, net of borrowings, and the absence of the 2027 Notes repurchase of $14.6 million in April 2025, partially offset by a payment made to a former partner of $28.5 million in connection with an equity transaction in which we retained control of the business both before and after the transfer.

Debt

As of September 30, 2026, the carrying value of our outstanding debt totaled $934.0 million, which consisted of $693.5 million related to our 2029 Term Loan Facility, $217.6 million related to our 6.000% Senior Secured Convertible Notes due 2031 (the "2031 Notes"), and $22.9 million related to our 6.000% Senior Secured Convertible Notes due 2027 (the "2027 Notes").

On January 23, 2026, the 2029 Term Loan Facility was amended (the "2029 Term Loan Amendment") in connection with the Company's transfer of The Detroit News from MediaNews Group, which was completed on January 31, 2026.

On September 28, 2026, the Company received a waiver from certain lenders of its 2029 Term Loan Facility and certain holders of its 2031 Notes to permit the Company to enter into strategic agreements with Lee Enterprises. On September 28, 2026, the Company completed the Lee Transactions.

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

For the three and nine months ended September 30, 2026, we made payments of $17.7 million and $39.4 million, respectively, including quarterly amortization payments, under the 2029 Term Loan Facility, which was classified as financing activities in the Consolidated statements of cash flows.

Interest on the 2027 Notes and 2031 Notes is payable semi-annually in arrears, and the 2027 Notes and 2031 Notes mature on December 1, 2027, and December 1, 2031, respectively, unless earlier repurchased or converted. The 2027 Notes and 2031 Notes may be converted at any time by the Holders into cash, shares of our common stock, par value $0.01 per share (the "Common Stock") or any combination of cash and Common Stock, at the Company's election. The initial conversion rate for both the 2027 Notes and the 2031 Notes is 200 shares of Common Stock per $1,000 principal amount of the 2027 Notes and 2031 Notes, respectively, which is equal to a conversion price of $5.00 per share of Common Stock (the "Conversion Price"). For the nine months ended September 30, 2026, no shares of Common Stock were issued upon conversion, exercise, or satisfaction of the required conditions of the 2027 Notes or the 2031 Notes.

Our 2029 Term Loan Facility, 2031 Notes and 2027 Notes all contain usual and customary covenants and events of default. As of September 30, 2026, we were in compliance with all such covenants and obligations.

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

During the three and nine months ended September 30, 2026, we did not repurchase any shares of Common Stock under the Stock Repurchase Program. As of September 30, 2026, the remaining authorized amount under the Stock Repurchase Program was approximately $96.9 million. The Company expects to resume repurchases of Common Stock under the Stock Repurchase Program during the fourth quarter of 2026, subject to market conditions and other relevant factors.

We expect our capital expenditures for the remainder of 2026 to total approximately $18 million. These capital expenditures are anticipated to be primarily comprised of projects related to digital product development, costs associated with our technology systems, print facilities, office facilities and equipment upgrades.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes during the quarter ended September 30, 2026, to the information disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk of our Form 10-K for the fiscal year ended December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

The following table provides information regarding shares withheld from our employees to satisfy certain tax obligations in connection with the vesting of restricted stock awards during the three months ended September 30, 2026. The shares of common stock withheld to satisfy tax withholding obligations may be deemed purchases of such shares required to be disclosed pursuant to this Item 2. We did not repurchase any of our equity securities in the open market during the three months ended September 30, 2026.

In thousands, except per share amounts	Total number of shares purchased (a)	Average price paid per share (a)	Total number of shares purchased as part of publicly announced program (b)	Maximum approximate dollar value of shares that may yet be purchased under the Stock Repurchase Program (b)
Period
July 1, 2026 - July 31, 2026	—	$—	—	$—
August 1, 2026 - August 31, 2026	544	$8.36	—	$—
September 1, 2026 - September 30, 2026	—	$—	—	$—
Total	544	$8.36	—	$—
(a)Represents shares of Common Stock withheld pursuant to the 2023 Stock Incentive Plan to cover employee tax-withholding obligations upon vesting of restricted stock awards in the third quarter of 2026. Amounts in the average price paid per share column reflect the weighted average price for shares withheld in satisfaction of these tax-withholding obligations.
(b)The Company's Board of Directors has authorized the repurchase of up to $100 million of Common Stock (the "Stock Repurchase Program"). Repurchases may be made from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or by means of one or more tender offers, in each case, as permitted by securities laws and other legal requirements. During the three months ended September 30, 2026, the Company did not repurchase any shares of Common Stock under the Stock Repurchase Program. As of September 30, 2026, the remaining authorized amount under the Stock Repurchase Program was approximately $96.9 million. The Company expects to resume repurchases of Common Stock under the Stock Repurchase Program during the fourth quarter of 2026, subject to market conditions and other relevant factors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

This item is not applicable.

ITEM 5. OTHER INFORMATION

See Note 14 (Subsequent Events) under Part I (Financial Information), Item No. 1 (Financial Statements (Unaudited)).

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any "non-Rule 10b5-1 trading arrangement" (as defined by Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Number	Description	Location
10.1	Form of USA TODAY Co., Inc. Employee Performance Stock Unit Grant Agreement (2023 Stock Incentive Plan)*	Filed herewith.
10.2	Form of USA TODAY Co., Inc. Employee Restricted Stock Unit Grant Agreement (2023 Stock Incentive Plan)*	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.	Filed herewith.
32.1	Section 1350 Certification of Principal Executive Officer.	Furnished herewith.
32.2	Section 1350 Certification of Principal Financial Officer.	Furnished herewith.
101
The following financial information from USA TODAY Co., Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income; (iii) Condensed Consolidated Statements of Cash Flow; (iv) Condensed Consolidated Statements of Equity; and (v) Notes to Condensed Consolidated Financial Statements
Attached.
104	Cover Page Interactive Data File (formatted as Inline XBRL and embedded within the Inline XBRL document)	Attached.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2026	USA TODAY CO., INC.

/s/ Trisha M. Gosser
Trisha M. Gosser
Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)